Form 10-Q
period 1995-03-31
ALLIANCE GAMING CORP
filed 1995-05-12
CIK 2491

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 1995

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM       TO

                         COMMISSION FILE NUMBER 0-4281
                          ALLIANCE GAMING CORPORATION
             (Exact name of registrant as specified in its charter)

                         NEVADA                     88-0104066
              (State or other jurisdiction of     (I.R.S. Employer
             Incorporation or organization)     Identification No.)

                    4380 BOULDER HIGHWAY
                      LAS VEGAS, NEVADA                     89121
            (Address of principal executive offices)      (Zip Code)

                 REGISTRANT'S TELEPHONE NUMBER: (702) 435-4200


  (Former name, former address and former fiscal year, if changed since last report)

                            _______________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X]  Yes   [ ]  No

The number of shares of Common Stock, $0.10 par value, outstanding as of May 9, 1995 according to the records of the registrant's registrar and transfer agent, was 11,654,150. On the same date, the number of shares outstanding of non voting Junior Convertible Special Stock, $0.10 par value, was 1,333,333.





================================================================================

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-Q

               FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1995


                                   I N D E X



PART I.  FINANCIAL INFORMATION                                      PAGE
Item 1.  Unaudited Consolidated Financial Statements

  Unaudited Condensed Consolidated Balance Sheets
   as of June 30, 1994 and March 31, 1995                             3

  Unaudited Condensed Consolidated Statements of Operations
   for the three months ended March 31, 1994 and 1995                 5

  Unaudited Condensed Consolidated Statements of Operations
   for the nine months ended March 31, 1994 and 1995                  6

  Unaudited Condensed Consolidated Statements of Cash Flows
   for the nine months ended March 31, 1994 and 1995                  7

  Notes to Unaudited Condensed Consolidated Financial Statements      8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         12



PART II.  OTHER INFORMATION


Item 6.   Exhibits and reports on Form 8-K                           17



SIGNATURES                                                           19

                                     PART 1

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                        June 30      Mar 31
                                                                                          1994        1995
                                                                                       ---------   ---------
                                                                                           (In thousands)

Current assets:
     Cash and cash equivalents                                                          $ 37,085    $ 25,952
     Securities available for sale                                                        12,489      13,240
     Receivables, net                                                                      5,924       3,991

     Inventories                                                                             661         688
     Prepaid expenses                                                                      4,420       2,902
     Refundable income taxes                                                                 361         361
     Other                                                                                    30          77
                                                                                        --------    --------

              Total current assets                                                        60,970      47,211
                                                                                        --------    --------

Property and equipment:
     Land and improvements                                                                 3,229      15,879
     Building and improvements                                                             4,286       7,768
     Gaming equipment                                                                     30,395      36,413
     Furniture, fixtures and equipment                                                     9,632      11,944

     Leasehold improvements                                                                5,222       5,424
     Construction in progress                                                                212         313
                                                                                        --------    --------
                                                                                          52,976      77,741
     Less accumulated depreciation and amortization                                       24,293      29,462
                                                                                        --------    --------

              Property and equipment, net                                                 28,683      48,279
                                                                                        --------    --------

Other assets:
     Receivables, net                                                                      4,609       5,196

     Excess of costs over net assets of an acquired business,
       net of accumulated amortization of $295 and $498                                    3,789       6,054
     Intangible assets, net of accumulated amortization of $4,145 and $5,174              13,527      12,707
     Deferred tax assets                                                                   1,081       1,230
     Investment in minority owned subsidiary                                               2,000       1,585
     Other                                                                                 4,757       5,841
                                                                                        --------    --------

              Total other assets                                                          29,763      32,613
                                                                                        --------    --------

                      Total Assets                                                      $119,416    $128,103
                                                                                        ========    ========




                                  (continued)

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                        June 30      Mar 31
                                                                                          1994        1995
                                                                                       ---------   ---------
                                                                                       (In thousands, except
                                                                                        share information)

Current liabilities:
     Current maturities of long-term debt, including amounts due
       to a stockholder of $975 and $1,024                                              $  1,504    $  1,309
     Accounts payable                                                                      1,572       1,908
     Slot contracts payable                                                                   89          43
     Accrued expenses                                                                      6,879       6,202
                                                                                        --------    --------
              Total current liabilities                                                   10,044       9,462

Long-term debt less current maturities, including amounts due to
  a stockholder of $3,415 and $2,535                                                      89,222     101,409
Deferred tax liabilities                                                                   1,218       1,230
Other liabilities                                                                          3,587       2,806
                                                                                        --------    --------
              Total liabilities                                                          104,071     114,907
                                                                                        --------    --------

Commitments and contingencies

Minority interest                                                                            246         497

Stockholders' equity:
     Common stock, $0.10 par value; authorized 175,000,000 shares;
       issued and outstanding 10,505,928 and 11,404,150                                    1,051       1,141
     Special stock, $0.10 par value; authorized 10,000,000 shares;
       issued and outstanding 1,333,333 and 1,333,333                                        133         133
     Paid-in capital                                                                      26,716      30,846
     Unrealized loss on securities available for sale                                       (421)       (247)
     Accumulated deficit                                                                 (12,380)    (19,174)
                                                                                        --------    --------
              Total stockholders' equity                                                  15,099      12,699
                                                                                        --------    --------
                      Total liabilities and stockholders' equity                        $119,416    $128,103
                                                                                        ========    ========




      See notes to unaudited condensed consolidated financial statements.

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1994 AND 1995




                                                                                    1994        1995
                                                                                    ----        ----
                                                                                   (In thousands, except
                                                                                    per share amounts)

Revenues:
     Gaming
              Routes                                                               $26,902     $26,878
              Casinos and taverns                                                    3,840       3,662
     Food and beverage sales                                                         1,050         893
     Equipment sales                                                                    15           6
                                                                                   -------     -------
                                                                                    31,807      31,439
                                                                                   -------     -------
Costs and expenses:
     Cost of gaming
              Routes                                                                19,954      20,197
              Casinos and taverns                                                    2,726       2,090
     Cost of food and beverage                                                         737         624
     Cost of equipment sales                                                             7           2
     Selling, general and administrative                                             6,914       6,888
     Depreciation and amortization                                                   2,375       2,322
                                                                                   -------     -------
                                                                                    32,713      32,123
                                                                                   -------     -------

Operating loss                                                                       (906)        (684)

Other income (expense):
     Interest income                                                                   613         731
     Interest expense                                                               (1,781)     (1,928)

     Minority share of income                                                         (409)        (83)
     Equity in income of affiliate                                                     ---          20
     Other, net                                                                      3,359         273
                                                                                   -------     -------

Income (loss) before income taxes                                                      876      (1,671)

Income tax expense                                                                     (29)       (104)
                                                                                   -------     -------
Net income (loss)                                                                  $   847     $(1,775)
                                                                                   =======     =======

Income (loss) per share of common stock                                            $   .08     $  (.16)
                                                                                   =======     =======
Weighted average common shares outstanding                                          10,279      11,375
                                                                                   =======     =======



      See notes to unaudited condensed consolidated financial statements.

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   NINE MONTHS ENDED MARCH 31, 1994 AND 1995




                                                                                          1994        1995
                                                                                          ----        ----
                                                                                         (In thousands, except
                                                                                          per share amounts)

Revenues:
     Gaming
              Routes                                                                     $75,787     $79,389
              Casinos and taverns                                                         11,646      11,523
     Food and beverage sales                                                               3,315       2,842
     Equipment sales                                                                          43          22
                                                                                         -------     -------
                                                                                          90,791      93,776
                                                                                         -------     -------

Costs and expenses:
     Cost of gaming
              Routes                                                                      56,406      59,411
              Casinos and taverns                                                          8,138       6,743
     Cost of food and beverage                                                             2,260       2,038
     Cost of equipment sales                                                                  13          10
     Selling, general and administrative                                                  18,097      21,184
     Depreciation and amortization                                                         7,044       6,934
                                                                                         -------     -------
                                                                                          91,958      96,320
                                                                                         -------     -------

Operating loss                                                                            (1,167)     (2,544)

Other income (expense):
     Interest income                                                                       1,432       2,235
     Interest expense                                                                     (5,052)     (5,844)

     Minority share of income                                                               (409)       (252)
     Equity in net loss of affiliate                                                         ---        (386)

     Other, net                                                                            3,483         392
                                                                                         -------     -------

Loss before income taxes                                                                 (1,713)      (6,399)

Income tax expense                                                                          (37)        (394)
                                                                                         -------     -------
Net loss                                                                                 $(1,750)    $(6,793)
                                                                                         =======     =======

Loss per share of common stock                                                           $  (.17)    $  (.61)
                                                                                         =======     =======

Weighted average common shares outstanding                                                10,198      11,192
                                                                                         =======     =======





      See notes to unaudited condensed consolidated financial statements.

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   NINE MONTHS ENDED MARCH 31, 1994 AND 1995

                                                                                          1994        1995
                                                                                          ----        ----
                                                                                           (In thousands)

Cash flows from operating activities:
     Net loss                                                                             (1,750)     (6,793)

     Adjustments to reconcile net loss to net cash provided
       by (used in) operating activities:
              Depreciation and amortization                                                7,044       6,934
              Loss on sale of property and equipment                                         714         825
              Write off of other assets                                                    1,104       1,620
              Provision for losses on receivables                                            481         380
              Amortization of debt discounts                                                 221         237
              Equity in losses of affiliate                                                  ---         386
              Provision for inventory obsolescence                                           180         ---
     Net change in operating assets and liabilities:
     (Increase) decrease in:
              Inventories                                                                    (34)        (14)
              Prepaid expenses                                                               160       1,627
              Other assets                                                                    24         (47)
     Increase (decrease) in:
              Accounts and slot contracts payable                                          1,309        (271)
              Accrued expenses                                                               (17)     (4,163)
              Minority interests                                                             409         251
              Other liabilities                                                              ---        (805)
                                                                                        --------    --------
              Net cash provided by (used in) operating activities:                      $  9,845    $    167
                                                                                        --------    --------
Cash flows from investing activities:
     Additions to property and equipment                                                  (4,151)     (7,816)
     Proceeds from sale of property and equipment                                            229         328
     Additions to receivables                                                            (13,056)    (10,251)
     Cash collections on receivables                                                      12,208      11,063
     Net cash provided by acquisition of business                                            ---       2,481
     Investment in subsidiary                                                             (2,000)     (1,585)
     Acquisition of securities available for sale                                        (12,757)       (577)
     Additions to intangible assets                                                       (7,804)       (282)
     Additions to other long-term assets                                                  (1,268)     (3,152)
                                                                                        --------    --------
     Net cash used in investing activities                                               (28,599)     (9,791)
                                                                                        --------    --------
Cash flows from financing activities:
     Reduction of long-term debt                                                         (41,109)     (1,975)
     Proceeds from long-term debt, net                                                    85,384         ---
     Issuance of common stock warrants                                                       116         ---
     Issuance of stock                                                                     5,129         466
                                                                                        --------    --------
     Net cash provided by (used in) financing activities                                  49,520      (1,509)
                                                                                        --------    --------
Cash and cash equivalents:
     (Decrease) increase for period                                                       30,766     (11,133)
     Balance, beginning of period                                                          9,580      37,085
                                                                                        --------    --------
     Balance, end of period                                                             $ 40,346    $ 25,952
                                                                                        ========    ========

      See notes to unaudited condensed consolidated financial statements.

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1994 AND 1995

1.   ADJUSTMENTS FOR FAIR PRESENTATION

     In the opinion of management, all adjustments necessary for a fair presentation of the unaudited results for the three month and nine month periods ended March 31, 1994 and 1995, respectively, have been made. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1994.

2.   RECLASSIFICATIONS

     Certain reclassifications have been made to prior period financial statements to conform with current period presentations.

3.   RECEIVABLES

     The Company's gaming route operations from time to time involve loans from the Company to location operators in order to enable the Company to enter into arrangements to participate in revenues over extended periods of time. These loans, generally made for buildouts, tenant improvements and initial operating expenses, are generally guaranteed on a full recourse basis by the location owner and secured by all or substantially all of the assets of the location. The majority of the loans are interest bearing and are expected to be repaid over a period of time not to exceed the life of the related revenue sharing agreement. The loans have varying payment terms with weekly payments ranging from approximately $200 to $2,000 and monthly payments ranging from approximately $500 to $9,000. Annual interest rates on the loans range from prime plus 1.5% to stated rates of 12% with various maturity dates ranging from April 1995 to April 2007.
     The loans are expected to be repaid from the locations' cash flows or proceeds from the sale of the leaseholds.

     Receivables consist of the following:

                                                                                         June 30      Mar 31
                                                                                           1994        1995
                                                                                         -------     -------
                                                                                            (In thousands)

              Notes receivable-location operators                                        $ 8,319     $ 8,051
              Other receivables                                                            2,214       1,136
                                                                                         -------     -------
                                                                                          10,533       9,187
              Less current amounts                                                        (5,924)     (3,991)
                                                                                         ------       ------
              Long-term receivables, excluding current amounts                           $ 4,609     $ 5,196
                                                                                         =======     =======

     Receivables are presented net of an allowance for doubtful accounts of approximately $1,389,000 and $1,635,000 as of June 30, 1994 and March 31, 1995, respectively. The allowance is allocated between current and long-term receivables on a pro rata basis related to notes receivable from location operators.

     During the fiscal year ended June 30, 1994 ("fiscal 1994"), the Company cancelled certain sublease agreements as a result of defaults by payors in making payments and acquired title to the assets and operating rights to the tavern locations in exchange for releases of the customers' debt owed to the Company. Also during fiscal 1994, interest income of approximately $48,000 was recognized on these receivables. Total interest income of $130,000 would have been recognized if the receivables had been current in accordance with their original terms. The total initial investment in these tavern locations of approximately $2,011,000 includes the net receivables of approximately $1,362,000 and other assets of $649,000. Management of the Company has

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1994 AND 1995

3.   RECEIVABLES (CONTINUED)

     determined the fair value of the locations' assets from knowledge of sales of comparable establishments and expertise acquired from operating its gaming devices at similar locations. Due to the Company's decision to dispose of the currently operated small independent tavern operations, certain reserves and write downs were charged against operations in the fourth quarter of fiscal 1994.

     The Company has reached an agreement to sell all such locations currently owned by the Company. The sale is contingent upon, among other conditions, the buyer obtaining all required gaming licenses, of which there can be no assurance. Management cannot estimate when or how many of these locations will be obtained and subsequently sold in the future. No taverns were acquired in the nine months ended March 31, 1995.

4.   DEBT

     Long-term debt at June 30, 1994 and March 31, 1995 consists of the following:

                                                                                         June 30      Mar 31
                                                                                           1994        1995
                                                                                         -------     -------
                                                                                           (In thousands)

              7.5% Convertible Subordinated Debentures due 2003                           85,000      85,000

              Due to stockholder, net of discount of $984,000 and $807,000                 4,390       3,559

              Hospitality Franchise Systems Note Payable                                     ---       9,256

              Other debt                                                                   1,336       4,903
                                                                                         -------    --------
                                                                                          90,726     102,718
              Less current maturities                                                      1,504       1,309
                                                                                         -------    --------
              Long-term debt, less current maturities                                    $89,222    $101,409
                                                                                         =======    ========

     Accrued interest of approximately $1,893,000 (June 30) and $306,000 (March
     31) is included in accrued expenses in the Company's unaudited condensed consolidated balance sheets. Included in these amounts are $30,000 (June
     30) and $31,000 (March 31) due to affiliates of Alfred H. Wilms, the Company's largest stockholder and a member of the Board of Directors of the Company, relating to funding of the Louisiana gaming device route operations of the Company's majority-controlled subsidiary, Video Services, Inc. ("VSI").

5.   INCOME TAXES

     The Company generally accounts for income taxes and files its income tax returns on a consolidated basis. However, VSI, in which the Company holds 100% of the voting interests, has previously filed its tax returns on a separate basis and was not consolidated for tax purposes. During the quarter ended December 31, 1994, the Company determined that VSI can be consolidated for tax purposes. As a result, the Company filed for a refund of estimated federal income taxes paid for the fiscal year ended June 30, 1994.

     Effective July 1, 1993, the Company adopted Financial Accounting Standard No. 109 Accounting for Income Taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1994 AND 1995

5.   INCOME TAXES (CONTINUED)

     a change in tax rates is recognized in income in the period that includes the enactment date. Due to losses and the lack of available carrybacks, the Company recognized no federal income tax expense or benefit for the for the three or nine month periods ended March 31, 1994 and 1995.

     The federal and state income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 1995 are presented below.

                                                                                     (in thousands)

     Deferred tax assets:
              Net operating loss carryforwards                                          $ 10,005
              Inventory obsolescence reserve                                                 542
              Receivables, bad debt allowance                                                577
              VSI organization and start-up costs                                            172
              Reserves for discontinued operations                                         1,376
              Unrealized loss on securities available for sale                               162
              Other                                                                          292
                                                                                        --------
     Total gross deferred tax assets                                                      13,126
     Less:  Valuation allowance                                                          (11,896)
                                                                                        --------
     Net deferred tax assets                                                            $  1,230

     Deferred tax liabilities:
              Property and equipment principally due to depreciation differences           1,230
                                                                                        --------
     Total gross deferred tax liabilities                                                  1,230
                                                                                        --------
     Net deferred tax assets (liabilities)                                              $    ---
                                                                                        ========

     The valuation allowance for deferred tax assets as of June 30, 1994 was $10,615,000. The net change in the total valuation allowance for the consolidated group for the nine months ended March 31, 1995 was an increase of $1,281,000.

     At March 31, 1995, the Company had estimated net operating loss carryforwards for federal income tax purposes of approximately $29,425,000 which are available to offset future federal taxable income, if any, expiring 2007 through 2009.

6.   INTANGIBLE ASSETS

     Intangible Assets includes $5,503,000, net of $819,000 of accumulated amortization, for commissions, discounts and other issuance costs related to the Company's 1993 private placement of $85,000,000 aggregate principal amount of 7.5% Convertible Subordinated Debentures due 2003. Such costs are being amortized on a straight line basis over the term of the debentures.

7.   INVESTMENT IN MINORITY OWNED SUBSIDIARY

     Investment in minority owned subsidiary consists of $1,585,000 related to the Company's investment in Kansas Financial Partners, LLC.

8.   ACQUISITION OF ADDITIONAL INTEREST IN RAINBOW CASINO

     On March 29, 1995, the Company consummated certain transactions whereby a subsidiary of the Company acquired from The Rainbow Casino Corporation, a Mississippi corporation ("RCC"), the general partnership

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1994 AND 1995

8.   ACQUISITION OF ADDITIONAL INTEREST IN RAINBOW CASINO (CONTINUED)

     interest in the Rainbow Casino-Vicksburg Partnership, L.P. ("RCVP"), and increased its partnership interest. In exchange for the assumption of approximately $1,140,000 of liabilities (plus a financing premium) related to the completion of the project which remained after the opening of the casino (for which RCC was to have been responsible but had not paid) by National Gaming Mississippi, Inc. ("NGM"), a subsidiary of Hospitality Franchise Systems, Inc., a related cash payment of $652,000 by the Company to NGM and commitments from the Company and NGM to fund additional financing required to complete the project (i) the Company became the general partner and RCC became the limited partner and (ii) the respective partnership interests were adjusted. As adjusted, RCC is entitled to receive 10% of the net cash flow (as defined), which amount shall increase to 20% if net cash flow exceeds $35,000,000 for a period of fifteen years, such period being subject to one year extensions for each year in which a minimum payment of $50,000 is not made.

     As a result of these transactions, the assets and liabilities of RCVP have been included in the accompanying consolidated balance sheet as of March 31, 1995. Prior to this acquisition, the Company accounted for its investment under the equity method. The Company has accounted for the acquisition of a controlling interest in the partnership using the purchase method of accounting, and accordingly allocated the purchase price to the assets acquired based on their estimated fair value. Such estimates may be revised at a later date. The excess of the cost over the estimated fair value of the assets acquired of approximately $2,125,000 will be amortized on a straight line basis over 15 years. Beginning March 29, 1995, the results of operations of RCVP have been reflected in the Company's consolidated statements of income and cash flows.

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-Q

               FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES:

At March 31, 1995, the Company had working capital of approximately $37,913,000, a decrease of approximately $13,013,000 from June 30, 1994. The decrease in working capital is primarily in cash and cash equivalents which were used for investing activities and to fund development activities in connection with the Company's growth strategy. As of March 31, 1995, the Company had $39,192,000 in cash, cash equivalents and securities available for sale, of which approximately $7,000,000 is necessary to fund ongoing gaming operations in the ordinary course of business.

During the nine months ended March 31, 1995, the Company incurred approximately $5,647,000 in costs associated with pursuit of the Company's growth strategy. The Company's strategy is to use its strengthened management team, diversified gaming expertise and business and investment community relationships to develop new opportunities in the operation of land-based (including Native American), dockside and riverboat casinos, gaming systems and technology, and the supply and management of gaming devices.

On July 16, 1994, the Rainbow Casino located in Vicksburg, Mississippi permanently opened for business. Through a subsidiary, the Company originally purchased a 45% limited partnership interest in the Rainbow Casino-Vicksburg Partnership, L.P., a Mississippi limited partnership ("RCVP"), which owns the casino, all assets (including the gaming equipment) associated with the casino and certain adjacent parcels of land. The 55% general partnership interest in RCVP was held by The Rainbow Casino Corporation, an unaffiliated Mississippi corporation ("RCC"). As previously reported, in connection with the completion of construction of the casino and the acquisition of its original 45% limited partnership interest, the Company funded a $3,250,000 advance to RCC on the same terms as RCC's financing from Hospitality Franchise Systems, Inc. ("HFS") (other than the fact that such advance is subordinate to payments due to HFS). The Company received a royalty of 5.2% of annual gross revenues. The entire $3,250,000 advance to RCC was funded in fiscal 1995. On March 29, 1995, the Company consummated certain transactions whereby the Company acquired from RCC the general partnership interest in RCVP and increased its partnership interest. In exchange for the assumption of approximately $1,140,000 of liabilities (plus a financing premium) related to the completion of the project which survived the opening of the casino (for which RCC was to have been responsible but failed to satisfy) by National Gaming Mississippi, Inc. ("NGM"), a subsidiary of HFS, a related cash payment of $652,000 by the Company to NGM and commitments by the Company and NGM to fund additional financing required to complete the project (i) a subsidiary of the Company became the general partner and RCC became the limited partner and (ii) the respective partnership interests were adjusted. As adjusted, RCC is entitled to receive 10% of the net cash flow (as defined), which amount shall increase to 20% if net cash flow exceeds $35,000,000 for a period of fifteen years, such period being subject to one year extensions for each year in which a minimum payment of $50,000 is not made.

The Company and Casino Magic Corporation, through wholly owned subsidiaries, are members in Kansas Gaming Partners, LLC ("KGP") and Kansas Financial Partners, LLC ("KFP"), both Kansas limited liability companies. Under an option agreement granted to KGP by Camptown Greyhound Racing, Inc. ("Camptown"), KGP has been granted the exclusive right to operate casino-type gaming at Camptown's facility if and when such gaming is permitted in Kansas. In the event that casino gaming is enacted in Kansas, it is contemplated that KGP would build a casino, hotel, RV Park, theme park and restaurants at the 320 acre site in Frontenac, Kansas. In September 1994, the Kansas Racing Commission approved a revised financing proposal submitted by Camptown that would facilitate completion of construction of a greyhound racing facility on the Frontenac site. Camptown has received a $3,205,000 loan commitment which has been guaranteed by KFP. In December 1994, the Company invested $1,580,000 in KFP for its portion of the loan guarantee which was made in the form of a certificate of deposit. Construction of Camptown's racing facility is expected to be completed in May 1995 and operations are expected

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-Q

               FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1995

to commence later that same month. Camptown's obligation to begin to repay the loan gauranteed by KFP will commence with interest only payments in June 1995. Principal repayment is scheduled to commence in June 1996.

As previously reported, the Company has been engaged in discussions with Lone Star Casino Corporation ("Lone Star") and other parties relating to a possible joint venture in Bay St. Louis, Mississippi ("Pine Hills"). In April 1995, however, the Mississippi Supreme Court overturned prior decisions and found that the proposed site plan for Pine Hills did not comply with applicable law. As a result of this decision, the Company has ended discussions with Lone Star. The Company will not incur any additional charges to earnings by terminating these discussions.

In March 1995, the Company delivered the remaining 112,222 shares of its Common Stock issuable in connection with its March 1994 acquisition of 90% of the common stock of Native American Investments, Inc. ("NAI"). In the same transaction, the Company also acquired the remaining 10% of the NAI stock which it did not already own and entered into certain mutual releases with the former owners thereof.

The Company's lease to operate the casino at the Quality Inn in Las Vegas, Nevada expires on approximately June 30, 1995. The Company has chosen not to exercise its renewal rights under this lease. The exact date on or after June 30 on which the Company will vacate the casino is still under discussion. For the nine months ended March 31, 1995, the Quality Inn Casino has contributed approximately $1,800,000 of revenues and $199,000 of operating income to the Company.

Cash provided by operations for the nine months ended March 31, 1995 decreased approximately $9,678,000 (98.3%) from amounts reported for the prior year period. This decline was due primarily to an increase in development costs of approximately $3,605,000 and a decrease in accrued expenses of $4,146,000 caused primarily by payment of the semi-annual interest due on the Company's 7.5% Convertible Subordinated Debentures due 2003 (the "Debentures"). Additionally, accounts payable activity showed a decline of $1,580,000 compared to the prior year and other long-term liabilities decreased by $805,000 as the Company paid rent and other expenses accrued in fiscal 1994 associated with its decision to exit the downtown Las Vegas gaming market and dispose of its tavern locations. These uses of cash were partially offset by an increase in cash from operations of approximately $3,691,000 from the Company's core Nevada and Louisiana business operations as compared to the same period last year. Also, included in the prior year's results of operations was a non-recurring gain of $3,600,000 associated with the termination of the Company's letter agreement with Capital Gaming International, Inc.

Cash flows used for investing activities decreased by $18,808,000 from the same period in the prior year. In the prior year, the Company completed the private placement of the Debentures. Upon closing of this private placement, the Company purchased approximately $12,757,000 of securities available for sale and capitalized approximately $5,358,000 in costs related to the issuance of the Debentures. Additionally, the Company reported increased cash of $2,481,000 as a result of acquiring its additional interest in RCVP. These improvements were somewhat offset by an increase to additions to other long-term assets of $1,884,000 due largely to purchases of gaming equipment parts, primarily bill acceptors.

Cash flows from financing activities declined $51,029,000 from the same period last year. As noted above, in September 1993, the Company completed the private placement of $85,000,000 aggregate principal amount of its Debentures. Concurrent with the closing of the issuance of the Debentures, Kirkland-Ft. Worth Investment Partners, L.P. invested $5,000,000 in the Company in exchange for 1,333,333 shares of the Company's Non-Voting Junior Convertible Special Stock and warrants to purchase up to 2,750,000 shares of Common Stock, subject to certain conditions. A portion of the net proceeds from these transactions was used to repay previously existing debt and accrued interest of approximately $38,245,000.

Management believes the Company's present working capital and funds generated from operations are sufficient to meet its existing commitments, debt payments and other obligations as they become due. As discussed in previous reports, however, it remains a part of the Company's business strategy to seek additional gaming opportunities, including opportunities in which its route and casino experience may be applicable. As part of its business activities,

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-Q

               FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1995

the Company is regularly involved in the identification, investigation and development of such opportunities. Accordingly, in order to support such activities, the Company may in the future elect to issue additional debt or equity securities if and when appropriate opportunities become available on terms satisfactory to it.


RESULTS OF OPERATIONS.

Three Months Ended March 31, 1994 and 1995

Revenues:

Total revenues for the three months ended March 31, 1995 were $31,439,000, a decrease of $368,000 (1.2%) from the same period in the prior year. Revenues from all gaming route operations decreased $24,000 (0.1%) to approximately $26,878,000 in the third quarter of fiscal 1995. Revenues from Louisiana route operations declined $668,000 (a decrease of 13.6%) primarily as a result of increased competition from riverboat operations. This competition will likely increase with the April opening of a land-based casino in New Orleans. Revenue from Nevada route operations increased approximately $644,000 (2.9%) over those for the same period last year. The increase in the Nevada gaming route revenues was attributable to a $0.40 decrease in the average net win per gaming device per day for the three months ended March 31, 1995 compared to the same period in the prior year (accounting for a decrease of approximately $183,000) and an increase in the weighted average number of gaming devices on location for the current quarter as compared to the same period in the prior year (accounting for an increase of approximately $827,000). Revenues from casino and tavern operations, including food and beverage sales, decreased approximately $335,000 (6.9%) during the current year quarter as compared to those for the prior year. These revenues include royalty income from RCVP which commenced with the opening of the Rainbow Casino in July 1994 and continued until the Company's acquisition of its general partnership interest in RCVP on March 29, 1995. However, these royalty fees were offset by the termination of the Company's lease at the Royal Casino on November 30, 1994. Additionally, casino and tavern revenues for the quarter ended March 31, 1995 do not include revenues earned by the Trolley Stop Casino ("Trolley Stop") or Miss Lucy's Gambling Hall and Saloon ("Miss Lucy's") where operations were substantially reduced in September 1994 to the minimum levels required to preserve the related gaming licenses.

Costs and Expenses:

Costs of Revenues

Cost of gaming route revenues for the quarter ended March 31, 1995 increased $243,000 (1.2%) over the same quarter in the prior year. Costs of revenues from route operations in Louisiana decreased $440,000 (a decrease of 14.1% from last year) as revenues declined primarily as a result of the increased competition in that market. Costs of gaming revenues for Nevada gaming route revenues increased $683,000 (4.1%) as compared to the prior year and increased slightly as a percent of Nevada gaming route revenues due primarily to additional and renewed space lease contracts. Cost of route revenues includes rents under both space lease and revenue sharing arrangements, gaming taxes and direct labor, including related taxes and benefits. The cost of casino and tavern revenues decreased $749,000 (21.6%) compared to the prior year results primarily due to the reduction of operations of the Trolley Stop and Miss Lucy's and the termination of the Company's lease at the Royal Casino. Cost of casino and tavern revenues includes cost of goods sold, gaming taxes, rent and direct labor, including related taxes and benefits.

Expenses

Included in selling, general and administrative expenses for the quarter ended March 31, 1995 are developmental costs associated with the pursuit of the Company's growth strategy of approximately $2,140,000, an increase of $643,000 (43.0%) over last year. Prior year development costs include certain significant expenses associated with

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-Q

               FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1995

the Company's purchase of NAI. These developmental costs include salaries and wages, related taxes and benefits, professional fees, travel expense and other expenses associated with supporting the Company's growth strategy.

Exclusive of the development expenses noted above, selling, general and administrative expenses for the quarter ended March 31, 1995 decreased approximately $669,000 (12.4%) from the prior year. Such expenses related to gaming route operations decreased $663,000 (25.3%) from the prior year primarily reflecting steps taken to control costs, including reduced staffing levels, for both Louisiana and Nevada gaming route operations. Selling, general and administrative costs also decreased for casino and tavern operations by $304,000 (26.8%) from the prior year period due to the reduction of operations at the Trolley Stop and Miss Lucy's and the termination of the Company's lease at the Royal Casino. These decreases in selling, general and administrative costs were partially offset by an increase in corporate general and administrative expenses of $298,000 (18.0%). This increase was caused primarily by costs associated with additions to the corporate staff and increased legal fees. The Company expects that there may be further increases in selling, general and administrative expenses related to unforeseen additions of new management and development personnel and other costs associated with supporting the Company's growth strategy.

Included in other income and expense of the current quarter is income of $20,000 representing the Company's share of the results of operations for the Rainbow Casino and related facilities during the period prior to the Company's acquisition of the general partnership interest in RCVP on March 29, 1995.


Nine Months Ended March 31, 1994 and 1995

Revenues:

Total revenues for the nine months ended March 31, 1995 were $93,776,000, an increase of $2,985,000 (3.3%) over those for the same period in the prior year. Revenues from all gaming route operations increased $3,602,000 (4.8%) to approximately $79,389,000 in the first nine months of fiscal 1995. Revenues from Louisiana route operations declined $861,000 (a decrease of 6.7%) primarily as a result of increased competition from riverboats. This competition will likely increase with the April 1995 opening of a land-based casino in New Orleans. Revenue from Nevada route operations increased approximately $4,463,000 (7.1%) over those for the same period last year. The increase in the Nevada gaming route revenues was attributable to a $2.83 increase in the average net win per gaming device per day for the nine months ended March 31, 1995 compared to the same period in the prior year (accounting for an increase of approximately $3,990,000) and an increase in the weighted average number of gaming devices on location for the current period as compared to the same period in the prior year (accounting for an increase of approximately $473,000). Revenues from casino and tavern operations, including food and beverage sales, decreased approximately $596,000 (4.0%) during the current year period as compared to those for the prior year. These revenues include royalty income from RCVP which commenced upon opening of the Rainbow Casino in July 1994 and continued until the Company's acquisition of its general partnership interest on March 29, 1995. However, these royalty fees were offset by the termination of the Company's lease at the Royal Casino on November 30, 1994. Additionally, casino and tavern revenues for the nine month period ended March 31, 1995 do not include revenues earned by the Trolley Stop or Miss Lucy's where operations were substantially reduced in September 1994 to the minimum levels required to preserve the related gaming licenses.

Costs and Expenses:

Costs of Revenues

Cost of gaming route revenues for the nine months ended March 31, 1995 increased $3,005,000 (5.3%) over the same period in the prior year. Costs of revenues from Louisiana route operations decreased $554,000 (a decrease of 6.7% from last year) as revenues declined in the face of increased competition. Costs of gaming revenues for Nevada gaming route revenues increased $3,559,000 (7.4%) as compared to the prior year and remained relatively constant as a percent of Nevada gaming route revenues. Cost of route revenues includes rents under both space

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-Q

               FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1995

lease and revenue sharing arrangements, gaming taxes and direct labor, including related taxes and benefits. The cost of casino and tavern revenues decreased $1,617,000 (15.6%) compared to the prior year results primarily due to the reduction of operations of the Trolley Stop and Miss Lucy's and the termination of the Company's lease at the Royal Casino. Cost of casino and tavern revenues includes cost of goods sold, gaming taxes, rent and direct labor, including related taxes and benefits.

Expenses

Included in selling, general and administrative expenses for the nine months ended March 31, 1995 are developmental costs associated with the pursuit of the Company's growth strategy of approximately $5,647,000. This represents an increase of $3,588,000 (174.2%) over the same period last year. In general, developmental costs include salaries and wages, related taxes and benefits, professional fees, travel expense and other expenses associated with supporting the Company's growth strategy.

Exclusive of the development expenses noted above, selling, general and administrative expenses for the period decreased approximately $501,000 (3.1%) from the prior year. Such expenses related to gaming route operations decreased $830,000 (11.1%) from the prior year primarily reflecting steps taken to control costs, including reduced staffing levels, for Louisiana gaming route operations. Selling, general and administrative costs also decreased for casino and tavern operations by $738,000 (21.7%) from the prior year period due to the reduction of operations at the Trolley Stop and Miss Lucy's and the termination of the Company's lease at the Royal Casino. These decreases were offset by an increase in corporate general and administrative expenses of $1,066,000 (20.5%). This increase was caused primarily by costs associated with additions to the corporate staff and increased legal fees. The Company expects that there may be further increases in selling, general and administrative expenses related to unforeseen additions of new management and development personnel and other costs associated with supporting the Company's growth strategy.

Included in other income and expenses is a charge of $386,000 representing the Company's share of the results of operations for the Rainbow Casino and related facilities during the period prior to the Company's acquisition of the general partnership interest in RCVP. The plan for RCVP includes an initial period in which the casino is operating while construction of a hotel and family entertainment park by unaffiliated companies takes place on the site. The initial period will be complete when all facilities are completed and operating. The losses incurred by the Casino to date include pre-opening costs, as well as operating losses incurred during the initial period. It is currently anticipated that construction of the hotel and family entertainment park will be completed in May 1995 and the construction of the related restaurant will be completed by June 30, 1995.

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-Q

               FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1995

                                    PART II


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              a.      Exhibits


 EXHIBIT
 NUMBER     DESCRIPTION
 -------    -----------
 10.58      Consolidation Agreement, dated as of March 29, 1995, among the Company, United Gaming Rainbow, Inc.
            ("UGR"), Rainbow Casino Corporation ("RCC"), Rainbow Casino-Vicksburg Partnership, L.P. ("RCVP"),
            National Gaming Mississippi, Inc.("NGM"), HFS Gaming Corporation ("HFS"), National Gaming Corporation
            ("NGC"), Rainbow Development Corporation ("RDC"), John A. Barrett, Jr. and Leigh Seippel (filed as
            Exhibit 2.2 to Form 8-K dated March 29, 1995).

 10.59      Second Amended and Restated Agreement of Limited Partnership, dated as of March 29, 1995, between UGR, as general partner, and RCC, as limited partner (filed as Exhibit 2.3 to Form 8-K dated March 29, 1995).

 10.60      Class A Note dated March 29, 1995 issued by RCVP to UGR (filed as Exhibit 2.4 to Form 8-K dated March
            29, 1995).

 10.61      Class B Note dated March 29, 1995 issued by RCVP to NGM (filed as Exhibit 2.5 to Form 8-K dated March
            29, 1995).

 10.62      Class B Note dated March 29, 1995 issued by RCVP to UGR (filed as Exhibit 2.6 to Form 8-K dated March
            29, 1995).

 10.63      Letter Agreement, dated as of March 29, 1995, among UGR, RCC, John A. Barrett, Jr., Leigh Seippel and
            Butler, Snow, O'Mara, Stevens & Cannada (filed as Exhibit 2.7 to Form 8-K dated March 29, 1995).

 10.64      Release, dated as of March 29, 1995, by UGR and the Company and their affiliates of RCC, RDC, John A.
            Barrett, Jr. and Leigh Seippel and their affiliates (other than RCVP) (filed as Exhibit 2.8 to Form 8-K dated March 29, 1995).

 10.65      Release, dated as of March 29, 1995, by RCC, RDC, John A. Barrett, Jr. and Leigh Seippel and their affiliates of UGR and the Company and their affiliates (other than RCVP) (filed as Exhibit 2.9 to Form
            8-K dated March 29, 1995).

 10.66      Employment Agreement, dated as of August 15, 1994, between the Company and Steven Greathouse.

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-Q

               FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1995

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K (continued)

              b.      Reports on Form 8-K:

                      1) The registrant submitted Form 8-K dated March 29, 1995 and amended April 17, 1995 which included the following item:

                               Item 2. Acquisition of the general partnership
                                       interest and an increased partnership
                                       interest in Rainbow Casino- Vicksburg
                                       Partnership, L.P.

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-Q

               FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1995

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



ALLIANCE GAMING CORPORATION                          DATE:  May 10, 1995
       (Registrant)





By         /s/ Steve  Greathouse
         ---------------------------------
         President/Chief Executive Officer




By         /s/ John W. Alderfer
         ---------------------------------
         Sr. Vice President/Treasurer/Secretary