Form 10-K
period 1995-06-30
ALLIANCE GAMING CORP
filed 1995-09-28
CIK 2491

UNITED STATES
                                         SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C.  20549

                                                     FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                                      For the Fiscal Year ended June 30, 1995

                                                                     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of the
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the transition period from       to

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

Securities registered pursuant to Section 12(b) of the Act:
                              None

           Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, $0.10 par value
                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X]  Yes   [ ]  No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $32,641,000 as of September 25, 1995.

The number of shares of Common Stock, $0.10 par value, outstanding as of September 25, 1995 according to the records of registrant's registrar and transfer agent, was 11,654,150.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about December 15, 1995 (to be filed) are incorporated by reference into Part III of this Form 10-K.


                                                                   PART I

ITEM 1.              BUSINESS

Introduction

Alliance Gaming Corporation (the "Company") is a diversified gaming company which (at June 30, 1995) operates approximately 7,184 gaming devices (primarily video poker devices and slot machines). The Company is the largest private gaming device route operator in Nevada and one of the largest in the United States. In its Nevada gaming device route operations, the Company selects, owns, installs, manages and services gaming devices (approximately 5,208 as of June 30, 1995) in third-party owned local establishments such as taverns, restaurants, supermarkets, drug stores and convenience stores (approximately 516 locations as of June 30, 1995). Also in Nevada, the
Company owns and operates one full service small casino and leases and operates a small casino, one small casino-hotel and three taverns which collectively have approximately 703 gaming devices and 9 table games. In the fiscal year ended June 30, 1992, the Company expanded its gaming device route operations to Louisiana, where it is the operator of approximately 694 video poker devices at the only racetrack and associated off-track betting parlors ("OTBs") in the greater New Orleans area. In March 1995, the Company completed its acquisition of the general partnership interest in the Rainbow Casino Vicksburg Partnership, L.P. ("RCVP"). RCVP owns a dockside casino in Vicksburg, Mississippi which contains approximately 579 gaming devices and 28 table games. Additionally, the Company is manages the casino pursuant to a long term management contract. The Company had previously acquired 45% of RCVP through a limited partnership interest acquired in July 1994. The Company also designs and manufactures gaming devices which are exclusively used in its Nevada operations.

The Company's gaming strategy is to aggressively build its gaming business in both existing markets, such as Nevada, as well as in emerging gaming markets nationally. The Company will use its diversified gaming expertise, strengthened executive management, business partners and investment community relationships to pursue new casino operations as well as dockside, riverboat and Native American operations in addition to expanding the existing route business as well as the supply and management of gaming devices.

The Company was incorporated in Nevada on September 30, 1968 under the name Advanced Patent Technology. The Company changed its name to Gaming & Technology, Inc. in 1982, to United Gaming, Inc. in 1988 and to Alliance Gaming Corporation on December 19, 1994. The Company conducts its gaming operations through directly and indirectly owned subsidiaries. The term "Company" as used herein refers to Alliance Gaming Corporation and such subsidiaries unless the context otherwise requires. The Company's principal executive offices are located at 4380 Boulder Highway, Las Vegas, Nevada 89121; telephone
(702)435-4200.


Gaming Device Route Operations

Nevada

Operations. The Company's Nevada gaming route operations involve the selection, ownership, installation, operation and maintenance of video poker devices, reel-type slot machines and other gaming devices in local establishments such as taverns, restaurants, supermarkets, drug stores and convenience stores operated by third parties ("local establishments"). The Company's gaming device route operations target local residents who generally frequent local establishments close to their homes.

The following table sets forth certain historical data concerning the Company's Nevada gaming device route operations:


                                                                              As of June 30
                                                            1991       1992      1993       1994       1995
           Number of gaming devices owned                   5,240      5,505     5,121      5,148      5,208
           Number of locations                                527        552       508        496        516

The Company enters into gaming device route agreements with local establishments through either space leases or revenue-sharing agreements. In revenue sharing arrangements, most common with taverns, restaurants and convenience stores, the Company does not pay rent, but rather receives a percentage of the revenues from the gaming devices. In revenue sharing arrangements, both the owner of the local establishment and the Company must have a gaming license. In space lease arrangements, most common with supermarkets and drug stores, the Company pays a fixed rental to the owner of the local establishment and the Company receives all of the revenues derived from the gaming devices. In such arrangements, only the Company (and not the establishment owner) is required to hold a gaming license. Most of the local establishments serviced by the Company are restricted by law to operating no more than 15 gaming devices.

Revenue-sharing arrangements accounted for approximately 86% of the Nevada gaming device route revenues and 64% of its operating Nevada route gaming devices in fiscal 1995. At June 30, 1995, the weighted average remaining term of the Company's revenue sharing arrangements was approximately
4.2 years. Space lease arrangements accounted for approximately 14% of the Nevada gaming device route revenues and 36% of its operating Nevada route gaming devices in fiscal 1995. At June 30, 1995, the weighted average remaining term of the Company's space leases was 2.7 years.

The Company has historically been able to renew or replace revenues from expiring agreements with revenues generated by renewal or replacement contracts. However, during the past few years, increased competitive pressures in the gaming route business have increased the portion of gaming route revenues payable to the local establishment, decreasing the Company's gross margins from these operations. As a result, the Company has refocused its Nevada gaming device route operations to emphasize return on investment rather than increasing market share and has undertaken a systematic review process to adjust its contract mix to emphasize higher margin contracts and, where permissible, cancelling or not renewing unprofitable contracts.

Marketing. The Company believes it has a diversified customer base with no one customer accounting for more than 10% of the Company's revenues generated from Nevada gaming device route operations during the fiscal year ended June 30, 1995 (although approximately 14.1% of such revenues was generated through an affiliated group of such customers). As the largest Nevada gaming device route operator, the Company believes that it is able to differentiate itself from its competitors through a full-service operation providing its customers marketing assistance and promotional allowances and using its advanced design capabilities to provide gaming devices with features customized to customers' needs, such as Gambler's Choice, a multi-game device tailored to the local gaming market.

Strategy. The Company believes that technological enhancements are the key to improving the appeal of its games and locations, thereby increasing operating margins. As a result, the Company has developed and is currently testing a new system called "Gamblers Bonus". Gamblers Bonus is designed as a cardless slot players' club and player tracking system which, upon approval of by Nevada gaming authorities, will allow multiple route locations to be linked together into a distributed gaming environment. Through this technology, the Company will be able to provide its players and customers with many of the same gaming choices currently available only in a larger scale casino environment such as multi-location progressive jackpots, bigger jackpot payouts and traditional players' club enhancements. Additionally, the Company will offer a series of new and unique games available only to members of the Gamblers Bonus players' club. The Company believes Gamblers Bonus will improve both the revenues and operating efficiencies of its Nevada route operations and has the potential to enhance the basic structure of the gaming route segment of the gaming industry.

The Company is continuing its efforts to achieve cost reductions (subsequent to cost reductions made in fiscal 1994) and adjust its contract mix to emphasize higher margin arrangements designed to incentivize location owners to increase gaming revenues. Additionally, in keeping with the trends in the Nevada market, the Company is updating its gaming device base with bill-acceptor equipped gaming devices which are also expected to improve revenues and operating efficiencies. The Company continues to investigate further technological enhancements. The Company believes that following these steps will maximize the potential of its mature and competitive Nevada gaming route operations. In addition, the Company intends to utilize its expertise in Nevada gaming route operations to develop new route operation opportunities in less mature markets.


Louisiana

Operations. In March 1992, the Company capitalized on its Nevada gaming device route expertise to obtain a contract to operate video poker gaming devices in the greater New Orleans, Louisiana area through its controlled subsidiary, Video Services, Inc. ("VSI"). The Company entered into an operating agreement which runs through May 2002 with Fair Grounds Corporation, Jefferson Downs Corporation and Finish Line Management Corporation (collectively, "Fair Grounds") for the Company to be the exclusive operator of video poker devices at the only racetrack and nine associated OTB parlors in the greater New Orleans area. The Company selects, installs, manages and services video poker devices for each of the 10 facilities owned by Fair Grounds for which it receives a percentage of the revenue generated by the devices. The Company currently has installed 694 video poker devices in Louisiana.

Under the Louisiana gaming laws and regulations, the majority stockholder of any entity operating video poker devices in Louisiana must be a domiciled resident of the State of Louisiana. As a result, the Company owns 49% of the capital stock of VSI and three prominent members of the Louisiana business and legal community own the remaining 51%. The Company, however, owns all the voting stock of VSI and the majority of its officers and directors are Company employees. The Company has a 71% interest in dividends of VSI in the event dividends are declared. The Company also formed two other Louisiana subsidiaries, Southern Video Services, Inc. ("SVS") and Video Distributing Services, Inc. ("VDSI"). Both SVS and VDSI are structured in a manner similar to VSI except that the Company is entitled to receive 60% of any SVS dividends. Under the terms of its contract with Fair Grounds, the Company must conduct any additional video poker operations in Louisiana other than gaming at racetracks or OTB parlors through SVS. To date, SVS and VDSI have not engaged in business in Louisiana. In addition, the Company and Fair Grounds may have certain mutual rights of first refusal to participate in certain Louisiana riverboat gaming opportunities of the other party on terms and conditions to be specified.

The Company is prohibited by the Louisiana Act from engaging in both the manufacture and operation of gaming devices in Louisiana and, therefore, the Company does not manufacture its own gaming devices for use in Louisiana.

On December 17, 1993, the Company incurred a fire loss at the Fairgrounds Race Course in New Orleans where the Company operated 199 gaming devices prior to the fire, 193 of which were destroyed in the fire. The Company was fully insured for all equipment, leasehold improvements, other assets and business income with the exception of immaterial deductibles. From December 17, 1993 through June 30, 1995, the Company recorded approximately $488,000 of income from business interruption insurance proceeds. The Company is discussing settlement of additional business interruption claims with the insurance carrier.

Marketing. VSI has developed an extensive marketing program under the name "The Players Room" which is designed to attract primarily local residents to its facilities. Media placement has focused on newspaper and radio advertising with promotions including a player's club, direct mailings and offerings of a wide range of prizes.

Strategy. The Company intends to selectively expand its operations in the greater New Orleans area by increasing the number of video poker devices in certain of its existing locations as demand warrants, as well as investigating the addition of new locations under its current contract with the Fair Grounds in areas where competitive factors are favorable. Under the Louisiana Act, racetracks and OTB parlors are permitted to install an unlimited number of video poker devices while truckstops and taverns may install only limited numbers of such devices.


Casino Operations

On July 16, 1994, the Rainbow Casino located in Vicksburg, Mississippi permanently opened for business. Through a wholly-owned subsidiary, the Company originally purchased a 45% limited partnership interest in RCVP, a Mississippi limited partnership which owns the casino, all assets (including the gaming equipment) associated with the casino and certain adjacent parcels of land. The 55% general partnership interest in RCVP was held by The Rainbow Casino Corporation, an unaffiliated Mississippi corporation ("RCC"). Pursuant to a management agreement, the Company, through a wholly-owned subsidiary also serves as manager of the casino. As previously reported, in connection with the completion of the casino and the acquisition of its original 45% limited partnership interest, the Company funded a $3,250,000 advance to RCC on the same terms as RCC's financing from Hospitality Franchise Systems, Inc. ("HFS") (other than the fact that such advance is subordinate to payments due to HFS). Under the terms of this financing, the Company received a royalty of 5.2% of annual gross revenues. On March 29, 1995, the Company consummated certain transactions whereby the Company acquired from RCC the controlling general partnership interest in RCVP and increased its partnership interest. In exchange for the assumption by National Gaming Mississippi, Inc. ("NGM"), a subsidiary of National Gaming Corporation, of approximately $1,140,000 of liabilities (plus a financing fee payable to HFS) related to the completion of certain incomplete elements of the project which survived the opening of the casino (for which RCC was to have been responsible, but failed to satisfy), a related cash payment by the Company to NGM and commitments by the Company and NGM to fund additional financing required to complete the project (i) a subsidiary of the Company became the general partner and RCC became the limited partner and (ii) the respective partnership interests were adjusted. As adjusted, RCC is entitled to receive 10% of the net available cash flows after debt service and other items, as defined, (which amount shall increase to 20% of cash above $35,000,000 (i.e. only on such incremental amount)), for a period of 15 years, such period being subject to one year extensions for each year in which a minimum payment of $50,000 is not made. Also, the Company's 5.2% royalty on gross revenues was terminated on the date it became the general partner. The entire project consists of the Rainbow Casino and also includes an 89-room Days Inn hotel and a 10 acre indoor and outdoor state-of-the-art entertainment complex called Funtricity Entertainment Park, which was developed by a subsidiary of Six Flags. Both the hotel and entertainment park opened in late May 1995. The entire property, known as Vicksburg Landing, is the only destination of its kind in Mississippi containing a unique casino/family entertainment complex.

At June 30, 1995, the Company's Nevada casino operations consisted of owning and operating the Plantation and leasing and operating a small casino and one small casino-hotel.

In April 1990, the Company purchased substantially all of the assets of the Plantation Casino (the "Plantation") located near the border of Reno and Sparks in northern Nevada. The Plantation is a 20,000 square foot casino containing 477 gaming devices, keno and 7 table games, including blackjack, craps, roulette and poker. In addition, the Plantation offers a race and sports book which is leased to an independent race and sports book operator. The Plantation, which also includes an approximately 300 seat restaurant, is convenient to both Reno and Sparks and caters to the local market.

In July 1993, the Company began leasing and operating the casino at the 326 room Quality Inn located approximately one mile from the Las Vegas Strip. The casino at Quality Inn contains 156 gaming devices and 3 table games. The Company's lease to operate this facility expired in July 1995. The Company has chosen not to exercise its renewal rights under this lease. The Company is currently operating under modified lease terms which expire in December 1995.

The Company leases and operates the Mizpah Hotel and Casino ("Mizpah"), a small casino and hotel in Tonopah, Nevada. The Mizpah has 56 rooms, two restaurants and 70 gaming devices catering primarily to local residents and travelers between Reno and Las Vegas. The Company's Mizpah lease has a remaining term of approximately 7.5 years with an option on the Company's behalf to terminate the lease arrangement at any time after December 31, 1995 with 120 days notice. The Company has notified the landlord of the Mizpah of its intention to exercise the termination clause of the lease and gave the requisite 120 days notice at that time. Accordingly, the Company's lease will expire in April 1996.

Marketing. The Company's casinos target the cost conscious local market. The Company promotes its casinos primarily by providing quality food at reasonable prices and through special promotional events. The Company believes its experience with operating small casinos targeted to local markets will enable it to effectively operate casinos in emerging gaming jurisdictions that have similar characteristics.


Tavern Operations

The Company currently operates three taverns in the Las Vegas area. The taverns were acquired when the owners of the locations defaulted on their subleases with the Company. The three locations operate a total of 80 gaming devices. In addition, each of the locations include full-service restaurants. The Company owns three additional such locations which defaulted on their subleases, but which are not currently open for business or are operated by unaffiliated third parties pending the sale of the properties.

The remaining terms of the leases on the taverns range from approximately 3 to 15 years with an average remaining lease term of approximately 7 years. The lease payments range from approximately $6,700 to $10,280 per month for locations ranging in size from approximately 3,500 square feet to approximately 7,000 square feet. The Company's tavern operations are designed to attract the local customer and emphasize repeat business.

Due to continuing operating losses and the incompatibility of small independent tavern operations with the Company's overall growth strategy, in fiscal 1994 the Company elected to dispose of its currently operated taverns. As a result of this decision, the Company wrote down certain assets related to the taverns to their net realizable value and expensed the present value of future lease payments net of assumed future sublease income. Subsequently, the Company has entered into an agreement to sell all six tavern locations to an unaffiliated third party. This agreement is subject to, among other conditions, obtaining appropriate approvals from Nevada gaming authorities, which approval is expected by December 1995. No material gain or loss will be recognized upon consummation of this sale, but the Company expects ongoing results of operations to improve as a result of the disposition of these unprofitable tavern locations.

In the future, although it does not intend to, the Company may acquire other taverns due to defaults of current tenants on their subleases or otherwise. In each such case, the Company will evaluate the prospects and determine the best method of disposing of such locations.


Manufacturing Operations

The Company currently manufactures and distributes gaming devices in Nevada for use in its gaming device route operations. The Company manufactured approximately 80% of the gaming devices currently used in its Nevada gaming device route operations. The manufacturing process generally involves the assembly of standard components which are readily available from various sources. The Company is not dependent upon any one supplier for the materials or components used in its manufacturing operations.

The Company also participates in the development of gaming ideas, technology and manufacturing. The Company has developed gaming devices with bill acceptor and ticket printer features, as well as touch screen and multi-game capabilities. The Company anticipates utilizing these devices in many of its Nevada gaming device route locations instead of the traditional coin operated devices. The Company believes the adoption of the bill acceptor and ticket printer features will increase the reliability of its Nevada gaming devices, thereby reducing service costs. The Company believes its development and manufacturing capabilities are a competitive advantage.


Competition

Nevada. Gaming of all types is available throughout Nevada in numerous locations, including many locations similar to those at which the Company operates gaming devices. All of these other gaming opportunities may compete directly or indirectly with the Company. Many of the Company's competitors possess substantially greater financial and other resources than the Company. Many of such competitors include large casino-hotels which offer more variety and amenities and may be perceived to have more favorable locations than the Company.

The Company is subject to substantial direct competition for its space lease and revenue sharing gaming device locations from several large gaming route operators and numerous small operators, located principally in Las Vegas, Reno and the surrounding areas. The principal method of competition for gaming route operators include the economic terms of the space lease or revenue sharing arrangement, the services provided and the reputation of the route operator. Price competition is intense and has reduced the Company's gross margin on such operations over the past several years as the percentage of the gaming device revenues retained by local establishment owners has increased. The Company expects this trend to continue.

The operation of casinos and taverns is also a highly competitive business. The principal competitive factors in the industry include the quality and location of the facility, the nature and quality of the amenities and customer services offered and the implementation and success of marketing programs. The Company's primary casino and tavern operations focus on the local market rather than the tourist market. Accordingly, the Company believes that the principal competition for the Company's operations comes from smaller casinos and taverns. Although large hotels and casinos also attract gaming customers from the local market.

Louisiana. The Company is subject to extensive competition for contracts to operate video poker devices and the Company's racetrack and OTB parlors compete with various truck stops and locations with liquor licenses throughout the New Orleans area. Each truck stop is permitted to operate up to 50 video poker devices and each tavern is permitted to operate up to 3 video poker devices. In addition, Louisiana has authorized river boat gaming statewide and several riverboats are operating in Orleans Parish. Riverboats are permitted to have live table games and an unlimited number of gaming devices, including slot machines. Louisiana has also authorized one land based casino, permitted to include live table games and an unlimited number of gaming devices, which is now open and operating in temporary facilities in New Orleans.

The adjacent state of Mississippi has legalized dockside gaming, which attracts many local and tourist players from the New Orleans area. The Company has one such casino located in Vicksburg, Mississippi. Dockside gaming in Mississippi, riverboat casinos in Louisiana and the land based casino in Orleans Parish have a wide variety of gaming devices and table games, while the Louisiana Act limits the Company's operations to video poker devices only. Further, the Louisiana Act limits the jackpot that may be paid by a video poker device to a maximum of $1,000 per play in some cases and $500 per play in others while other gaming activities have no such limits.

Mississippi. Dockside gaming, in the form of full-service casinos, is legal throughout the state of Mississippi with no limit on the number of licenses to be granted by the state gaming authorities. As a result, the operation of casinos has become a highly competitive business. Like Nevada, the principal competitive factors in the industry include the quality and location of the facility, the nature and quality of the amenities and customer services offered and the implementation and success of marketing programs. The Rainbow Casino appeals to both locals and visitors to historic Vicksburg, Mississippi. Upon completion of the three phase plan for the Rainbow Entertainment Park which includes an 88-room Days Inn resort and a 10-acre entertainment complex to be developed by a subsidiary of Six Flags, Rainbow will be the only destination of its kind in Mississippi and as such hopes to encourage a significant number of repeat visits by both locals and tourists. The Rainbow Casino is the fourth gaming facility to open in Vicksburg, Mississippi and, as such, faces substantial direct competition for gaming customers in the region.

Patents, Copyrights and Trade Secrets

The Company does not believe patent, copyright or trademark protection to be material to its business. However, the Company has copyrighted both the source code and the video presentation of its games and registered many of these copyrights with the U. S. Copyright Office under the Copyright Act of 1976. Game version upgrades and new games are currently in the process of United States patent and copyright registration. In addition, some of the games have federal and/or state trademarks registered with the U.S. Patent and Trademark office. Some of the games (either currently used or reserved for future development) also are covered by patents filed with the U.S.
Patent and Trademark office.

The Company has registered the trademark "CEI" and its design and the logos of United Gaming, Inc. and United Coin Machine Co. with the U.S. Patent and Trademark Office.


Business Development Activity

On June 19, 1995, the Company publicly proposed a negotiated acquisition of Bally Gaming International, Inc. ("BGII") for $12.50 per share of BGII common stock. Prior to making this offer, the Company had acquired
500,000 shares of BGII stock on the open market and at June 30, 1995 held 1,000,000 shares (approximately 9.3% of BGII's total outstanding shares, based on BGII's most recent public filings) which it acquired at an average cost of approximately $10.41 per share. Under the proposed terms of the offer, approximately 60% of BGII shares not held by the Company would be acquired for cash with the remainder exchanged for shares of the Company's common stock. The offer was contingent upon satisfactory due diligence, regulatory and stockholder approval and reasonable financing. At the time the offer was made public, the Company requested expedited due diligence, subject to a confidentiality agreement. BGII had previously announced a planned merger with WMS Industries ("WMS") which included an exclusive period for WMS to negotiate the terms of that proposed merger. WMS's exclusive negotiating period had expired several weeks before the Company's proposal was made without announcement or action on the part of BGII or WMS. On July 25, 1995, after being refused due diligence access and the announcement by BGII that a definitive agreement had been reached to merge with WMS, the Company announced its intent to make a tender offer for BGII. The tender offer was on largely the same terms as the originally proposed acquisition. On the same date, the Company announced it had filed litigation in Delaware Chancery Court requesting that the court require BGII to grant the Company due diligence access, enjoin BGII from proceeding with the WMS merger (including a provision therein requiring the sale of BGII's German operations) and declare the breakup fee provided for in the WMS merger to be invalid. The Company indicated that it would increase the price per share of BGII stock to $13.00 per share if the breakup fee was declared invalid. The tender offer was conditioned upon the Company being validly tendered a number of shares of BGII stock, which combined with its own holdings of such stock, would give the Company a majority of BGII's outstanding shares. The tender offer commenced on July 28, 1995 and, as extended to date, is currently set to expire on October 3, 1995. Subsequently, the Company announced its intention to proceed with a consent solicitation to elect a majority of independent directors to the BGII Board of Directors. On August 14, 1995, the Company, BGII and WMS jointly announced an agreement whereby the parties would hold in abeyance all activities related to pending litigation until September 1, 1995, refrain from commencing new litigation until that same date, BGII would schedule its annual shareholder meeting for consideration of the proposed WMS merger and the election of directors on October 30, 1995, and the Company would extend the expiration date of the tender offer until September 12, 1995 and refrain from soliciting proxies until September 1, 1995. On September 1, 1995, the Company disclosed that it had obtained firm financing commitments to fund the tender offer and that such commitments were not conditioned on due diligence of BGII. Accordingly, the Company extended the expiration date of its tender offer to September 29, 1995. BGII and WMS have filed lawsuits against the Company alleging numerous public misrepresentations had been made by the Company with regards to the WMS-BGII agreement, the Company's tender offer and the level of cooperation of BGII's board of directors. The Company considers these claims to be without merit and will mount a vigorous defense against said claims. Subsequent to filing its lawsuit against the Company, BGII adopted a poison pill provision designed to discourage the Company's acquisition efforts. In response to the poison pill adoption, the Company announced it had increased its tender offer to $13.00 per share of BGII common stock and increased to 5,400,000 the number of BGII common shares being sought in the tender offer.
The increase in the tender offer price is being financed by the Company's cash on hand and the proceeds of an equity private placement of approximately 3,300,000 shares of the Company's non-voting Junior Convertible Special Stock. The proceeds of the private placement include commitments for over $1,000,000 of new investments by certain directors and officers of the Company. The Company also established a collar on the number of Company shares to be offered in the proposed back-end merger. The Company will exchange between 2.167 to 3.059 shares of its common stock for each share of BGII common stock. The exact value of the Company's common stock to be used for the exchange ratio will be determined by averaging the closing price of the Company's common stock for a period of ten Nasdaq trading days ending five days prior to the closing of the merger.

Through a wholly owned subsidiary, Native American Investments, Inc. ("NAI"), the Company has a contract to develop Class II and III gaming opportunities with an Indian tribe in California. The contract is subject to negotiations resulting in satisfactory compacts with the state and approval of the contract by the National Indian Gaming Commission. The Governor of California has to date refused to negotiate a compact covering Indian gaming in California and is currently engaged in related litigation with certain Indian tribes. In one case, Rumsey Indian Rancheria vs. Wilson, which had been appealed to the U.S. Ninth Circuit Court of Appeals, a three judge panel ruled that the State of California may be obligated to negotiate compacts with Indian tribes for Class III gaming with respect to slot machines. However, the determination of a legal definition for slot machines was remanded to the U.S. Federal District Court for the Eastern District of California. In the case of Western Telcon vs. California State Lottery, a three judge panel from the Second Appellate District Court of Appeals ruled that the state's lottery machines are the legal equivalent of slot machines. This ruling was recently upheld by the full Court. The State of California has appealed this ruling to the state Supreme Court. There can be no assurance as to the ultimate outcome of these litigation activities or the successful completion or operation of any part of this project.

The Company and Casino Magic Corporation, through wholly owned subsidiaries, are members in Kansas Gaming Partners, LLC ("KGP") and Kansas Financial Partners, LLC ("KFP"), both Kansas limited liability companies. Under an option agreement granted to KGP by Camptown Greyhound Racing, Inc. ("Camptown"), KGP has been granted the exclusive right to operate gaming devices and/or casino-type gaming at Camptown's facility if and when such gaming is permitted in Kansas. In September 1994, the Kansas Racing Commission approved a revised financing proposal submitted by Camptown that would facilitate completion of construction of a greyhound racing facility on the 320 acre site in Frontenac, Kansas. Camptown has received a $3,205,000 loan commitment which has been guaranteed by KFP. In December 1994, the Company invested $1,580,000 in KFP for its portion of the loan guarantee which was made in the form of a certificate of deposit. Construction of Camptown's racing facility has been completed and the facility opened for business in May 1995. Camptown's obligation to begin to repay the loan guaranteed by KFP commenced in June 1995 with interest only payments. Principal repayment is scheduled to commence in June 1996. There can be no assurance as to the successful completion or operation of any part of this project.


Growth Strategy

The Company's growth strategy is to utilize its diversified gaming expertise, strengthened executive management, business partners and investment community relationships to pursue a variety of business and investment opportunities in existing market areas such as Las Vegas and other Nevada locations, as well as emerging gaming markets, including land based, dockside, or riverboat
(including Native American owned) casinos, the operation of gaming device routes and the supply and management of gaming devices.

The Company believes it is well positioned to capitalize on investment opportunities in both existing gaming markets, especially in Nevada, as well as emerging jurisdictions as a result of (i) its diversified gaming expertise including gaming device route management, casino operations and gaming device design and manufacture, (ii) an experienced management team, (iii) its affiliation with Kirkland-Ft. Worth Investment Partners, L.P. ("Kirkland") and Gaming Systems Advisors, L.P. ("GSA") and (iv) its demonstrated ability to expand its gaming operations to new jurisdictions, as evidenced by its operations in Louisiana and Mississippi.


Employees

As of June 30, 1995, the Company employed approximately 825 persons in the State of Nevada and approximately 10 persons in various states related to its business development activities, VSI employed approximately 62 persons in the State of Louisiana and RCVP employed 347 persons in the State of Mississippi. None of such employees is covered by a collective bargaining agreement. The Company believes its relationships with its employees are satisfactory.


Gaming Regulations and Licensing

Nevada. The ownership and operation of casino gaming facilities in Nevada are subject to (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (the "Nevada Act") and (ii) various local ordinances and regulations. The Company's gaming, manufacturing, distributing and slot route operations are subject to the licensing and regulatory control of the Nevada State Gaming Control Board (" Nevada Board"), the Nevada Gaming
Commission ("Nevada Commission"), the County Liquor and Gaming Licensing Board ("Clark County Board") and various other county and city regulatory agencies, all of which are collectively referred to as the "Nevada Gaming
Authorities".

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things, (i) the prevention of unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective control over the financial practices of licensees, including establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the preventing of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Company's gaming, manufacturing, distributing and slot route operations.

The Company is registered with the Nevada Commission as a publicly traded corporation ("Registered Corporation"). The Company's direct and indirect subsidiaries which conduct gaming operations at various locations, operate a gaming device route and manufacture and distribute gaming devices (collectively, "Nevada Subsidiaries") are required to be licensed by the Nevada Gaming Authorities. The licenses held by the Nevada Subsidiaries require the periodic payments of fees, or fees and taxes, and are not transferable. The Company has been found suitable to own the stock of the Nevada Subsidiaries, each of which is a corporate licensee (individually, "Corporate Licensee" and collectively, "Corporate Licensees") under the terms of the Nevada Act. As a Registered Corporation, the Company is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of the profits from the Corporate Licensees without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and Corporate Licensees have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities, gaming device route operations, and in the manufacture and distribution of gaming devices for use or play in Nevada or for distribution outside of Nevada.

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or the Corporate Licensees in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and key employees of the Company who are actively and directly involved in the licensed activities of the Corporate Licensees may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation.
Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company or Corporate Licensees, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company or the Corporate Licensees to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

The Company and Corporate Licensees that hold nonrestricted licenses are required to submit detailed financial and operating reports to the Nevada Commission. A nonrestricted license is a license for an operation consisting of 16 or more slot machines, or a license for any number of slot machines together with any other game, gaming device, race book or sports pool at one establishment. Substantially all material loans, leases, sales of securities and similar financing transactions by the Corporate Licensees that hold a nonrestricted license must be reported to or approved by the Nevada Commission.

If it were determined that the Nevada Act was violated by a Corporate Licensee, the licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures.
In addition, the Company, the Corporate Licensees and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further a supervisor could be appointed by the Nevada Commission to operate any nonrestricted gaming establishment operated by a Corporate Licensee and, under certain circumstances, earnings generated during the supervisor's appointment (except for reasonable rental of the casino) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the gaming licenses of the Corporate Licensees or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's gaming operations.

Any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of the Company's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

The Nevada Act requires any person who acquires more than 5% of a Registered Corporations's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor" as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of a Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the Registered Corporation's corporate charter, bylaws, management, policies or operations of the Registered Corporation, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or the Corporate Licensees, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities, including, if necessary, the immediate purchase of said voting securities for cash at fair market value. Additionally, the Clark County Board has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

The Nevada Commission may, in its discretion, require the holder of any debt securities of a Registered Corporation, to file applications, be investigated and be found suitable to own the debt security. If the Nevada
Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if, without the prior approval of the Nevada Commission, it (i) pays the unsuitable person any dividend, interest or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to impose a requirement that a Registered Corporation's stock certificates bear a legend indicating that the securities are subject to the Nevada Act. The Nevada Commission has imposed this requirement on the Company.

The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Any such approval, if granted, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful. The Nevada Commission has also imposed a requirement on the Company that it must receive the prior administrative approval of the Nevada Board Chairman for any offer for the sale of an equity security in a private transaction.

Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as a part of the approval process relating to the transaction.

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse affects of these business practices on Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming licensees and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before a Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada, and to the counties and cities in which the Licensees' respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either (i) a percentage of the gross revenues received, (ii) the number of gaming devices operated, or (iii) the number of games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments. The Corporate
Licensee's that hold a license as an operator of a gaming device route, or a manufacturer's or distributor's license also pay certain fees to the State of Nevada.

Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the state of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operations who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

The sale of alcoholic beverages at establishments operated by a Corporate Licensee are subject to licensing, control and regulation by applicable regulatory agencies. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse affect upon the operations of the Corporate Licensees.

Louisiana. The manufacture, distribution, servicing and operation of video draw poker devices ("Devices") in Louisiana is subject to the Louisiana Video Draw Poker Devices Control Law and the Rules and Regulations promulgated thereunder (the "Louisiana Act"). Licensing and regulatory control is provided by the Video Gaming Division of the Gaming Enforcement Section of the Office of State Police within the Department of Public Safety and Corrections (the "Division"). The laws and regulations of the Division are based upon a primary consideration of maintaining the health, welfare and safety of the general public and upon a policy which is concerned with protecting the video gaming industry from elements of organized crime, illegal gambling activities and other harmful elements as well as protecting the public from illegal and unscrupulous gaming to ensure the fair play of Devices.

Each of the indirect operating subsidiaries for the Company's gaming operations in Louisiana, VSI and SVS, has been granted a license as a Device owner by the Division. The other indirect subsidiary of the Company, VDSI, has been granted a license as a distributor by the Division. These gaming subsidiaries are Louisiana Licensees under the terms of the Louisiana Act. The licenses held by the Louisiana Licensees expire at midnight on June 30 of each year and must be renewed annually through payment of fees. All license fees must be paid on or before May 15 in each year licenses are renewable.

The Division may deny, impose a condition on or suspend or revoke a license, renewal or application for a license for violations of any rules and regulations of the Division or any violations of the Louisiana Act. In addition, fines for violations of gaming laws or regulations may be levied against the Louisiana Licensees and the persons involved for each violation of the gaming laws. The issuance, condition, denial, suspension or revocation is a pure and absolute privilege and is at the discretion of the Division in accordance with the provisions of the Louisiana Act. A license is not property or a protected interest under the constitution of either the United States or the State of Louisiana.

The Division has the authority to conduct overt and covert investigations of any person involved directly or indirectly in the video gaming industry in Louisiana. This investigation may extend to information regarding a person's immediate family and relatives and their affiliations with certain organizations or other business entities. The investigation may also extend to any person who has or controls more than a 5% ownership, income or profits interest in an applicant for or holder of a license or who is a key employee, or who has the ability to exercise significant influence over the licensee. All persons or entities investigated must meet all suitability requirements and qualifications for a licensee. The Division may deny an application for licensing for any cause which it may deem reasonable. The applicant for licensing must pay a filing fee which also covers the cost of the investigation.

In order for a corporation to be licensed by the Division, a majority of the stock of the corporation must be owned by persons who have been domiciled in Louisiana for a period of at least two years prior to the date of the application.

Devices must meet strict specifications established by the Division. The number of devices permitted depends on the type of location at which the Devices are operated. Fees payable to the Division include an application fee which is non-refundable, an annual fee based upon a percentage of net revenues from the operation of each Device, a Device owner's fee, a Device operators fee, a license establishment fee and a Device owner's franchise fee. All fees are payable in either quarterly or annual installments depending on the fee being paid.

Mississippi. The ownership and operation of gaming devices in Mississippi is subject to extensive state and local laws and regulations, including the Mississippi Gaming Control Act (the "Mississippi Act") and the regulations (the "Mississippi Regulations") promulgated thereunder. The Mississippi Gaming Commission (the "Mississippi Commission") oversees licensing and regulatory compliance. Gaming in Mississippi can be legally conducted only on vessels of a certain minimum size in navigable waters of the Mississippi River or in waters of the State of Mississippi which lie adjacent and to the south (principally in the Gulf of Mexico) of the counties of Hancock, Harrison and Jackson, and only in counties in Mississippi in which the registered voters have not voted to prohibit such activities. The voters in Jackson County, the southeastern-most county of Mississippi, have voted to prohibit gaming in that county. However, gaming could be authorized in Jackson County should the voters fail to disapprove of gaming in that county in any referendum, which could be held annually. The underlying policy of the Mississippi Act is to ensure that gaming operations in Mississippi are conducted
(i) honestly and competitively, (ii) free of criminal and corruptive influences and (iii) in a manner which protects the rights of the creditors of gaming operations. Gaming in the future may also be legally conducted on American Indian lands in Mississippi as regulated in part by the 1988 Indian Gaming Regulatory Act, which activity will not be subject to the Mississippi Act.

The Mississippi Act requires that a person (including any corporation or other entity) must be licensed to conduct gaming activities in Mississippi. A license will be issued only for a specified location which has been approved as a gaming site by the Mississippi Commission. The Company, through its interest in Rainbow Casino-Vicksburg Partnership ("RCVP") must apply for renewal of such licenses, which renewal cannot be assured. The Mississippi Act also requires that each officer or director of a gaming licensee, or other person who exercises a significant influence over the licensee, either directly or indirectly, must be found suitable by the Mississippi Commission.
In addition, any employee of the licensee which is directly involved in gaming, must obtain a work permit from the Mississippi Commission. The Mississippi Commission will not issue a license or make a finding of suitability unless it is satisfied, only after an extensive investigation paid for by the applicant, that the persons associated with the gaming licensee or applicant for a license are of good character, honesty and integrity, with no relevant or material criminal record. In addition, the Mississippi Commission will not issue a license unless it is satisfied that the licensee is adequately financed or has a reasonable plan to finance its proposed operations from acceptable sources, and that persons associated with the applicant have sufficient business probity, competence and experience to engage in the proposed gaming enterprise. The Mississippi Commission may refuse to issue a work permit to a gaming employee (i) if the employee has committed larceny, embezzlement or any crime of moral turpitude, or knowingly violated the Mississippi Act or Mississippi Regulations, or (ii) for any other reasonable cause. If an employee is denied a license, the Company must terminate his or her employment.

The Mississippi Commission has the power to deny, limit, condition, revoke and suspend any license, finding of suitability or registration, or fine any person, as it deems reasonable and in the public interest, subject to any opportunity for a hearing. The Mississippi Commission may fine any licensee or person who was found suitable up to $100,000 for each violation of the Mississippi Act or the Mississippi Regulations, which is the subject of an initial complaint, and up to $250,000 for each such violation which is the subject of any subsequent complaint. The Mississippi Act provides for judicial review of any final decision of the Mississippi Commission by petition to a Mississippi Circuit Court, but filing of such petition does not necessarily stay any action by the Mississippi Commission pending a decision by the Circuit Court.

Each gaming licensee must pay a license fee to the State of Mississippi based upon "gaming receipts" (generally defined as gross receipts less payouts to customers as winnings). The license fee equals four percent of gaming receipts of $50,000 or less per month, six percent of gaming receipts over $50,000 and up to $134,000 per month and eight percent of gaming receipts over $134,000 per month. The foregoing license fees are allowed as a credit against any Mississippi State income tax liability for the year paid. An additional license fee, equal to $100 for each table game conducted or planned to be conducted on the gaming premises, is payable to the State annually in advance. Municipal and county fees may also be assessed and vary from jurisdiction to jurisdiction. All taxes and fees must be paid timely in order to retain a gaming license.The Mississippi Act also imposes certain audit and record keeping laws and regulations, primarily to ensure compliance with the Mississippi Act, including compliance with the provisions relating to the payment of license fees.

Under the Mississippi Regulations, a gaming licensee cannot be publicly held, although an affiliated corporation, such as the Company, may be publicly held so long as the Company registers with and gets the approval of the Mississippi Commission. In addition, approval of any subsequent public offerings of the securities of the Company must be obtained from the Mississippi Commission if any part of the proceeds from that offering are intended to be used to pay for or reduce debt used to pay for the construction, acquisition or operation of any gaming facility in Mississippi.

Under the Mississippi Regulations, a person is prohibited from acquiring control of a licensee without the prior approval of the Mississippi Commission. Any person who, directly or indirectly, or in association with others, acquires beneficial ownership of more than five percent of a licensee must notify the Mississippi Commission of this acquisition. The Mississippi Commission may require that a person be found suitable if that person holds between a five percent and ten percent ownership position and must require that a person be found suitable if that person owns more than ten percent of a licensee. Furthermore, regardless of the amount of ownership, any person who acquires beneficial ownership may be required to be found suitable if the Mississippi Commission has reason to believe that the acquisition of such ownership would be inconsistent with the declared policy of Mississippi. Any person who is required to be found suitable must apply for a finding of suitability from the Mississippi Commission within 30 days after being requested to do so, and must deposit with the State Tax Commission a sum of money which is adequate to pay the anticipated investigatory costs associated with such finding. Any person who is found not to be suitable by the Mississippi Commission shall not be permitted to have any direct or indirect ownership in the licensee. Any person who is required to apply for a finding of suitability and fails to do so, or who fails to dispose of his or her interest in the licensee if found unsuitable, is guilty of a misdemeanor. If a finding of suitability with respect to any person is not applied for where required, or if it is denied or revoked by the Mississippi Commission, the licensee is not permitted to pay such person for services rendered, or to employ or enter into any contract with such person.

Dockside casinos may be required to be moved to a "safe harbor" in the event of a threatened hurricane. The appropriate county civil defense director will determine when such movement is required. In general, it is anticipated that casino vessels will have to be moved in the event of a Class III or more severe hurricane warning, where there is the possibility of 125 miles per hour wind speeds. The movement of a casino barge will not necessarily insure protection against damage or destruction by a hurricane. Furthermore, the removal of a casino barge will generally require several days, and as a consequence, the casino barge will be out of business during that movement, even if no hurricane strikes the casino site.

Any permanently moored vessel used for casino operations must meet the fire safety standard of the Mississippi Fire Prevention Code, the Life Safety Code and the Standards for the Construction and Fire Protection of Marine Terminals, Piers and Wharfs of the National Fire Protection Association. Additionally, any establishment to be constructed for dockside gaming must meet the Southern Standard Building Code or the local building code, if such a local building code has been implemented at the casino's site.

While unpowered and permanently moored vessels do not require certification by the United States Coast Guard, the Mississippi Commission has engaged the American Bureau of Shipping, an independent consulting agency, which will inspect and certify all casino barges with respect to stability and single compartment flooding integrity, in accordance with Mississippi Regulations.

The laws and regulations permitting and governing Mississippi casino gaming were adopted during 1990 and 1991, and the first casinos opened in August 1992. Consequently, the interpretation and application of Mississippi law and regulations may evolve over time, and any such changes may have an adverse effect on Mississippi licensees.

Additional Jurisdictions. The Company, in the ordinary course of its business, routinely considers business opportunities to expand its gaming operations into additional jurisdictions. Any such expansion would subject the Company and, possibly, some or all of its officers, directors, employees and stockholders, to regulatory requirements in addition to those with which such parties are presently obligated to comply.

As previously noted, the Company is currently attempting to acquire Bally Gaming, International, Inc. which is licensed in many states as a manufacturer of gaming devices. If the Company is successful in its attempted acquisition, the Company will be required to be licensed in each of these states.

Federal Registration. The operating subsidiaries of the Company that are involved in gaming activities are required to file annually with the Attorney General of the United States in connection with the sale, distribution or operation of gaming devices. All currently required filings have been made.

ITEM 2.              PROPERTIES

The following table sets forth information regarding the Company's leased properties (exclusive of space leases in connection with its gaming device routes) as of June 30, 1995, all of which are fully utilized unless otherwise noted:

                                                                                                     Annual
                                                                            Building                 Rental
    Location                                    Use                        Square Feet              Payments
                                                                                                   (In 000s)

Las Vegas, Nv.                  Executive offices, route operations             72,000                $  486
                                 and manufacturing
Washington, D.C.                Administrative offices                             400                    31
New York, N.Y.                  Executive offices                                4,650                   279
Vicksburg, Mississippi          Casino administration offices                    2,000                    15
Las Vegas, Nv.                  Subleased office space                           9,500                    58
Reno/Sparks, Nv.                Route operations                                12,100                    71
Carson City, Nv.                Route operations                                 2,500                     8
Fallon, Nv.                     Route operations                                   900                     5
Elko, Nv.                       Route operations                                 1,000                     8
Las Vegas, Nv.                  Route location                                   8,000                   419
Tonopah, Nv.                    Casino Hotel                                    10,000                   210
Las Vegas, Nv. (1)              Casino                                          24,700                   494
Las Vegas, Nv.                  Tavern                                           7,000                   122
Las Vegas, Nv.                  Tavern                                           4,864                    96
Las Vegas, Nv. (1)              Tavern                                           4,300                    81
Las Vegas, Nv.                  Tavern                                           3,500                    88
Las Vegas, Nv.                  Tavern                                           4,200                    54
Las Vegas, Nv.                  Tavern                                           4,225                    80
Las Vegas, Nv. (2)              Ground Lease                                                             320
Sparks, Nv. (3)                 Ground Lease                                                               4
New Orleans, La.                Administrative offices & route operations        6,000                    53

(1) See discussion in Item 7. Management's Discussion and Analysis of Financial Condition for changes in utilization of these properties.
(2)        Lease consists of ground lease for parking at the Trolley Stop.
(3)        Lease consists of long-term land lease for parking at the Plantation.

In addition, the Company leases approximately 16 properties which have been subleased in connection with its gaming device routes. The properties range in size from approximately 1,750 square feet to 7,700 square feet. The remaining terms of the leases range from 5 months to 14 years with monthly payments ranging from approximately $1,500 to $8,100. See Note 10 of Notes to Consolidated Financial Statements for information as to the Company's lease commitments with respect to the foregoing rental properties. The Company believes its facilities are suitable for its needs and the Company has no future expansion plans that would make these properties inadequate.



The following table sets forth information regarding properties owned by the Company as of June 30, 1995, all of which are fully utilized unless otherwise noted:

                                                                                     Building
    Location                                    Use                               Square Feet (1)
                                                                                     (In 000s)
Reno/Sparks, Nv.                Casino                                                35,000
Vicksburg, Mississippi          Casino                                                24,000
Las Vegas, Nv. (1)              Vacant - Casino/Tavern                                 7,700
Las Vegas, Nv.                  Tavern/Land                                            5,000
North Las Vegas, Nv.            Parking                                                  ---

(1)        See discussion in Item 7. Management's Discussion and Analysis of
           Financial Condition for changes in utilization of these properties.


ITEM 3.              LEGAL PROCEEDINGS

On June 19, 1995, the Company publicly proposed a negotiated acquisition of Bally Gaming International, Inc. ("BGII") for $12.50 per share of BGII common stock. Prior to making this offer, the Company had acquired 500,000 shares of BGII stock on the open market and at June 30, 1995 held 1,000,000 shares
(approximately 9.3% of BGII's total outstanding shares, based on BGII's most recent public filings) which it acquired at an average cost of approximately $10.41 per share. Under the proposed terms of the offer, approximately 60% of BGII shares not held by the Company would be acquired for cash with the remainder exchanged for shares of the Company's common stock. The offer was contingent upon satisfactory due diligence, regulatory and stockholder approval and reasonable financing. At the time the offer was made public, the Company requested expedited due diligence, subject to a confidentiality agreement. BGII had previously announced a planned merger with WMS Industries, Inc. ("WMS") which included an exclusive period for WMS to negotiate the terms of that proposed merger. WMS's exclusive negotiating period had expired several weeks before the Company's proposal was made without announcement or action on the part of BGII or WMS. On July 25, 1995, after being refused due diligence access and the announcement by BGII that a definitive agreement had been reached to merge with WMS, the Company announced its intent to make a tender offer for BGII. The tender offer was on largely the same terms as the originally proposed acquisition. On the same date, the Company announced it had filed litigation in Delaware Chancery Court requesting that the court require BGII to grant the Company due diligence access, enjoin BGII from proceeding with the WMS merger (including a provision therein requiring the sale of BGII's German operations) and declare the breakup fee provided for in the WMS merger to be invalid. The Company indicated that it would increase the price per share of BGII stock to $13.00 per share if the breakup fee was declared invalid. The tender offer was conditioned upon the Company being validly tendered a number of shares of BGII stock, which combined with its own holdings of such stock, would give the Company a majority of BGII's outstanding shares. The tender offer commenced on July 28, 1995 and, as extended to date, is currently set to expire on October 3, 1995. Subsequently, the Company announced its intention to proceed with a consent solicitation to elect a majority of independent directors to the BGII
Board of Directors. On August 14, 1995, the Company, BGII and WMS jointly announced an agreement whereby the parties would hold in abeyance all activities related to pending litigation until September 1, 1995, refrain from commencing new litigation until that same date, BGII would schedule its annual shareholder meeting for consideration of the proposed WMS merger and the election of directors on October 30, 1995, and the Company would extend the expiration date of the tender offer until September 12, 1995 and refrain from soliciting proxies until September 1, 1995. On September 1, 1995, the Company disclosed that it had obtained firm financing commitments to fund the tender offer and that such commitments were not conditioned on due diligence of BGII. Accordingly, the Company extended the expiration date of its tender offer to September 29, 1995. BGII and WMS have filed lawsuits against the Company alleging numerous public misrepresentations had been made by the Company with regards to the WMS-BGII agreement, the Company's tender offer and the level of cooperation of BGII's board of directors. The Company considers these claims to be without merit and will mount a vigorous defense against said claims.
Subsequent to filing its lawsuit against the Company, BGII adopted a poison pill provision designed to discourage the Company's acquisition efforts. In response to the poison pill adoption, the Company announced it had increased its tender offer to $13.00 per share of BGII common stock and increased to 5,400,000 the number of BGII common shares being sought in the tender offer. The increase in the tender offer price is being financed by the Company's cash on hand and the proceeds of an equity private placement of approximately 3,300,000 shares of the Company's non-voting Junior Convertible Special Stock. The proceeds of the private placement include commitments for over $1,000,000 of new investments by certain directors and officers of the Company. The Company also established a collar on the number of Company shares to be offered in the proposed back-end merger. The Company will exchange between 2.167 to 3.059 shares of its common stock for each share of BGII common stock. The exact value of the Company's common stock to be used for the exchange ratio will be determined by averaging the closing price of the Company's common stock for a period of ten Nasdaq trading days ending five days prior to the closing of the merger.

The Company and its directors are currently defendants in a lawsuit filed by a stockholder. This suit seeks class action status and alleges several breaches of fiduciary duty by the Company's current and former directors. The Company believes this lawsuit was filed to thwart its attempted acquisition of BGII, the allegations contained therein are without merit and intends to vigorously defend itself against such claims. In the initial ruling on this case, the plaintiff's motion for expedited discovery was denied by the U.S. District Court of Nevada. The District Court also stated that it is unlikely that the plaintiff in the case would be able to represent other shareholders in fairly and adequately as defined by law.

The Company is also a party to various lawsuits relating to routine matters incidental to its business. Management does not believe that the outcome of such litigation, including the matters above, in the aggregate, will have a material adverse effect on the Company.


ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended June 30, 1995, no matter was submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise.

                                                                   PART II

ITEM 5.              MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                     SHAREHOLDER MATTERS

The Common Stock is traded on the Nasdaq National Market under the symbol
"ALLY". The following table sets forth the high and low closing sales prices of the Common Stock as reported by Nasdaq for the periods indicated.


                                                                                 Price Range of
                                                                                  Common Stock
                                                                              High            Low

           Fiscal Year Ended June 30, 1994
                     1st Quarter                                            $ 9.88          $6.75
                     2nd Quarter                                             11.88           7.75
                     3rd Quarter                                             10.13           6.75
                     4th Quarter                                              7.25           5.13

           Fiscal Year Ended June 30, 1995
                     1st Quarter                                            $ 8.50          $5.13
                     2nd Quarter                                              7.88           5.13
                     3rd Quarter                                              8.00           5.38
                     4th Quarter                                              6.50           4.25

As of September 25, 1995 the Company had approximately 1,674 holders of record of its Common Stock.

The Company has never declared or paid cash dividends on its Common Stock. The Company intends to follow a policy of retaining earnings, if any, to finance growth of its business and does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be at the sole discretion of the Board of Directors and will depend on the Company's profitably and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

ITEM 6.              SELECTED FINANCIAL DATA

The following selected consolidated financial data have been derived from the audited financial statements of the Company for the years ended June 30, 1991, 1992, 1993, 1994 and 1995. The table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto.

                                                                                Fiscal Years Ended June 30
                                            1991              1992              1993               1994              1995
                                                                    (In Thousands, Except Per Share Amounts)
Statements of Operations Data
Revenues:
   Gaming
           Routes                        $ 77,150          $ 77,940          $ 96,282           $102,830          $106,827
           Casinos and taverns             11,281            11,560            12,526             15,679            21,287
   Food and beverage sales                  3,120             3,376             4,184              4,480             3,847
   Net equipment sales (1)                    214               379                99                 65                27
                                           91,765            93,255           113,091            123,054           131,988
Costs and expenses:
   Cost of gaming
           Routes                          58,299            58,585            72,614             76,332            79,875
           Casinos and taverns              8,528             8,459             8,667             11,871            11,436
   Cost of food and beverage                2,249             2,367             2,876              3,084             2,795
   Cost of equipment sales                    151               284                49                 20                12
   Selling, general & administrative        8,059             8,950            12,667             13,555            14,633
   Business development costs                 ---               ---               900              1,192             7,843
   Corporate administrative expenses        7,567             5,290             6,191              7,882             9,735
   Bad debt expense                         4,845               539               461                705               400
   Write down of inventory                  2,050               ---               ---                ---               ---
   Write-off intangible
       and other assets                     2,932               ---               ---                ---               ---
   Loss on abandoned casinos                7,847             2,307               ---              3,713               ---
   Loss on abandoned taverns                  ---               ---               ---              2,638               ---
   Depreciation and amortization            7,092             7,355             8,718              9,530             9,520
       Total costs and expenses           109,619            94,136           113,143            130,522           136,249
Operating loss                            (17,854)             (881)              (52)            (7,468)           (4,261)

Other income (expense)
           Interest income                  1,750             1,324               998              2,084             2,798
           Interest expense                (4,663)           (4,505)           (5,046)            (6,830)           (8,133)
           Other, net                      (1,007)             (618)              450               (673)             (890)
Loss before taxes                         (21,774)           (4,680)           (3,650)           (12,887)          (10,486)
Income tax (expense) benefit                5,958               ---               ---               (241)             (265)
           Net loss                     $ (15,816)         $ (4,680)         $ (3,650)         $ (13,128)         $(10,751)

Net loss per common share               $   (1.73)         $  (0.51)         $  (0.38)         $   (1.28)         $  (0.95)


ITEM 6.              SELECTED FINANCIAL DATA (continued)


                                                                                  As of June 30
                                                 1991              1992              1993               1994              1995
Balance Sheet Data
Cash and cash equivalents                     $  5,774         $  10,239           $ 9,580           $ 37,085          $ 13,734
Securities available for sale                      ---               ---               ---             12,489            23,680
Net working capital                             10,450            11,557             7,991             50,926            31,552
Total assets                                    79,024            75,594            73,768            119,416           126,348
Total long term debt,
    including current maturities                44,450            43,282            44,798             90,726           101,397
Total stockholders' equity                      27,008            23,660            22,665             15,099             9,985

(1)        Includes sales to related parties of $86 (1991), $236 (1992), $2
           (1993), $6 (1994) and $0 (1995).

ITEM 7.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At June 30, 1995, the Company had working capital of approximately $31,552,000, a decrease of approximately $19,374,000 from June 30, 1994. The decrease in working capital is primarily in cash and cash equivalents which were used to fund activities in connection with the Company's growth strategy. As of June
30, 1995, the Company had approximately $37,414,000 in cash, cash equivalents and securities available for sale.

During fiscal 1995, the Company incurred approximately $7,843,000 in expenses associated with pursuit of the Company's growth strategy. The Company's strategy is to use its strengthened management team, diversified gaming expertise and business and investment community relationships to develop new opportunities in the operation of land-based (including Native American owned), dockside and riverboat casinos, gaming systems and technology and the supply and management of gaming devices.

As previously reported, on July 16, 1994 the Rainbow Casino in Vicksburg,
Mississippi permanently opened for business. In connection with the completion of the casino and the acquisition of its original 45% limited partnership interest, the Company, through a wholly-owned subsidiary funded a $3,250,000 advance to RCC on the same terms as RCC's financing from Hospitality Franchise Systems, Inc. ("HFS"). On March 29, 1995, the Company consummated certain transactions whereby the Company acquired from RCC the controlling general partnership interest in RCVP and increased its partnership interest. In exchange for the assumption by National
Gaming Mississippi, Inc. ("NGM"), a subsidiary of National Gaming Corporation, of approximately $1,140,000 of liabilities (plus a financing fee payable to HFS) related to the completion of certain incomplete elements of the project which survived the opening of the casino (for which RCC was to have been responsible, but failed to satisfy), a related $652,000 cash payment by the Company to NGM and commitments by the Company and NGM to fund additional financing required to complete the project (i) a subsidiary of the Company became the general partner and RCC became the limited partner and (ii) the respective partnership interests were adjusted. As adjusted, RCC is entitled to receive 10% of the net available cash flows, as defined, (which amount shall increase to 20% of cash above $35,000,000 (i.e., only on such incremental amount)), for a period of 15 years, such period being subject to one year extensions for each year in which a minimum payment of $50,000 is not made.

The Company and Casino Magic Corporation, through wholly owned subsidiaries, are members in Kansas Gaming Partners, LLC ("KGP") and Kansas Financial Partners,
LLC ("KFP"), both Kansas limited liability companies. Under an option agreement granted to KGP by Camptown Greyhound Racing, Inc. ("Camptown"), KGP has been granted the exclusive right to operate gaming devices and/or casino-type gaming at Camptown's facility if and when such gaming is permitted in Kansas. In September 1994, the Kansas Racing Commission approved a revised financing proposal submitted by Camptown that would facilitate completion of construction of a greyhound racing facility on the 320 acre site in Frontenac, Kansas. Camptown has received a $3,205,000 loan commitment which has been guaranteed by KFP. In December 1994, the Company invested $1,580,000 in KFP for its portion of the loan guarantee which was made in the form of a certificate of deposit. Construction of Camptown's racing facility has been completed and the facility opened for business in May 1995. Camptown's obligation to begin to repay the loan guaranteed by KFP commenced in June 1995 with interest only payments. Principal repayment is scheduled to commence in June 1996. There can be no assurance as to the successful completion or operation of any part of this project.

Cash provided by operations for fiscal 1995 decreased approximately $8,105,000 from amounts reported for fiscal 1994. Included in the prior year's cash flows from operations was a non-recurring gain of $3,600,000 associated with the termination of the Company's letter agreement with Capital Gaming
International, Inc. and $6,351,000 of charges related to the Company's decision to exit the downtown Las Vegas gaming market and dispose of its tavern operations. Exclusive of these prior year items, expenditures related to supporting the Company's growth strategy increased approximately $3,051,000.
Long-term accrued expenses decreased by approximately $1,031,000 as the Company paid rent and other exit expenses against the amounts accrued in fiscal
1994 as noted above. The remaining change in accrued expenses accounted for a use of cash in the amount of $4,710,000. These uses of cash were partially offset by an increase in cash flows from operations of approximately $2,666,000 from the Company's ongoing business operations and an operating cash contribution of approximately $3,089,000 from the first year of operations by the Rainbow Casino. Significant non-cash items added back to cash flows from operations for 1995 include $1,313,000 in non-cash compensation expense and $1,075,000 related to certain service contracts and termination costs.

Cash flows used for investing activities decreased by $5,651,000 from the prior year. In the prior year, the Company completed the private placement of the Debentures. Net collections on receivables improved by $2,605,000 compared to fiscal 1994 as receivable activity returned to historical norms. In fiscal
1994, the Company funded approximately $7,250,000 in loans to Capital Gaming
International Inc. and the original general partner in RCVP which additions were partially offset by increased collections of receivables related primarily to the collection of the Capital Gaming loan in fiscal 1994. Additionally, the Company is reporting increased cash of $2,481,000 as a result of acquiring its consolidated interest in RCVP and changing from the equity method of accounting to full consolidation of RCVP.

Cash flows from financing activities declined $48,402,000 from fiscal 1994. As noted above, in September 1993, the Company completed the private placement of $85,000,000 aggregate principal amount of its Debentures. Concurrent with the closing of the issuance of the Debentures, Kirkland Ft. Worth Investment
Partners, L.P. ("KFW") invested $5,000,000 in the Company in exchange for 1,333,333 shares of the Company's Non-Voting Junior Convertible Special Stock and warrants to purchase up to 2,750,000 shares of Common Stock, subject to certain conditions. A portion of the net proceeds from these transactions was used to repay previously existing debt and accrued interest of approximately
$38,245,000.

Management believes the Company's present working capital and funds generated from operations will be sufficient to meet its existing commitments, debt payments and other obligations as they become due. As discussed in previous reports, however, it remains a part of the Company's business strategy to seek additional gaming opportunities, including opportunities in which its route and casino experience may be applicable. As part of its business activities, the Company is regularly involved in the identification, investigation and development of such opportunities. Accordingly, in order to support such activities, the Company may in the future elect to issue additional debt or equity securities if and when appropriate opportunities become available on terms satisfactory to management. The Company currently holds firm commitments for $65,000,000 of bridge financing and $15,000,000 of equity investments related to its attempted acquisition of Bally Gaming
International, Inc.

Results of Operations:

Fiscal 1995 Compared with Fiscal 1994

Revenues

Total revenues for the fiscal year ended June 30, 1995 were approximately
$131,988,000, an increase of $8,934,000 (7.3%) over those for fiscal 1994.
Revenues from all gaming route operations increased $3,997,000 (3.9%) to approximately $106,827,000 in fiscal 1995. Revenues from route operations in the state of Louisiana declined $1,796,000 (10.3%) primarily as a result of increased competition from riverboat operations as well as the opening of a land based casino in New Orleans. Revenue from Nevada route operations increased approximately $5,739,000 (6.7%) over those for the same period last year. The increase in the Nevada gaming route revenues was attributable to a $2.15 increase in the average net win per gaming device per day in fiscal
1995 compared to fiscal 1994 (accounting for an increase of approximately
$4,042,000 of such increase) and an increase in the weighted average number of gaming devices on location during fiscal 1995 as compared to fiscal
1994 (accounting for an increase of approximately $1,751,000). Revenues from casino and tavern operations, including food and beverage sales, increased approximately $4,975,000 (24.6%) during fiscal 1995 as compared to those for the prior year as revenues recognized from the Rainbow Casino, which were consolidated beginning March 29, 1995, exceeded the revenues lost with the closing of the Company's properties in downtown Las Vegas and the termination of the Company's lease at the Royal Casino.


Costs and Expenses

Costs of Revenues

Cost of gaming route revenues for the fiscal year ended June 30, 1995 increased
$3,543,000 (4.6%) over that for fiscal 1994. Costs of revenues for route operations in Louisiana decreased $1,199,000 (a decrease of 10.7% from last year) as revenues declined primarily as a result of increased competition in that market. As a percent of related revenues, Louisiana route costs of revenues remained relatively constant. Cost of gaming revenues for Nevada gaming route revenues increased $4,742,000 (7.3%) as compared to the prior year and increased slightly as a percent of Nevada gaming route revenues due primarily to increased costs associated with additional and renewed space lease contracts. Cost of route revenues includes rents under both space lease and revenue sharing arrangements, gaming taxes and direct labor, including related taxes and benefits. The cost of casino and tavern revenues, including the cost of food and beverage sales, decreased $724,000 (4.8%) compared to fiscal 1994 primarily due to the closing of the Company's properties in downtown Las Vegas and the termination of the Company's lease at the Royal
Casino. These decreases were partially offset by Rainbow Casino costs of revenues which were consolidated beginning in March 1995. Cost of casino and tavern revenues includes cost of goods sold, gaming taxes, rent and direct labor expenses, including taxes and benefits. Although the gross margin percentage for Nevada operations declined slightly during fiscal 1995, the decline was completely offset by the addition of the Rainbow Casino and a small improvement in the Louisiana gross margin percentage. As a result, the total cost of revenues as a percentage of total revenues declined by 2.9% compared to fiscal 1994.

Expenses

For fiscal 1995, the Company incurred development costs associated with pursuing the Company's long term growth strategy of approximately $7,843,000, an increase of approximately $6,651,000 (558.0%) from fiscal 1994. Included as an offset to development costs for fiscal 1994 was a non-recurring gain of $3,600,000 related to the Company's effort to acquire Capital Gaming International, Inc.
Prior year development costs also include certain significant expenses associated with the Company's purchase of NAI. Development costs include salaries and wages, related taxes and benefits, professional fees, travel expenses, payments to third parties for business development options and other expenses associated with supporting the Company's long-term growth strategy.
The Company expects to continue to incur a significant level of development costs.

Corporate administrative expenses for fiscal 1995 were approximately $9,735,000, an increase of $1,853,000 over the same amounts for fiscal 1994. The primary cause for the increase was $1,331,000 in compensation expense recognized upon the issuance of 250,000 shares of Common Stock to Steve Greathouse, the Company's President, Chief Executive Officer and Chairman of the Board in connection with his employment agreement. Also contributing to the increase in corporate administrative expenses are $485,000 of expenses related to certain service contracts and termination costs. Corporate administrative expenses include salaries and wages, related taxes and benefits, professional fees and other expenses associated with maintaining the corporate office and providing centralized corporate services for the Company.

Exclusive of the development and corporate expenses noted above, selling, general and administrative expenses for fiscal 1995 increased $1,078,000 (7.9%) from the prior year. Selling, general and administrative expenses related to gaming route operations decreased $1,340,000 (13.8%) from fiscal 1994.
Selling, general and administrative expenses for Louisiana route operations declined approximately $660,000 (23.8%) as staff reductions and cost containment measures were implemented to counter increased competition in that market. The same costs for Nevada route operations decreased $680,000 (9.8%) as the benefit of staff reductions and cost controls taken in late fiscal 1994 was realized. Selling, general and administrative costs increased for casino and tavern operations by $1,595,000 (44.0%) from the prior year.
The acquisition of the Rainbow Casino, which contributed $1,984,000 to the increase, was partially offset by the closing of the Company's downtown Las
Vegas properties and the termination of the lease at the Royal Hotel. Also contributing to the increase in selling, general and administrative expenses are $478,000 of expenses related to certain service contracts and termination costs. Selling, general and administrative expenses may be subject to further increases.

In addition to the revenue improvements discussed above, the cost reductions in selling, general and administrative expenses contributed to improved operating margins. Operating income before depreciation ("EBITDA") as a percent of the related revenues improved for Nevada route operations from 14.8% in fiscal 1994 to 16.5% in fiscal 1995 and for Louisiana route operations from 18.9% to 21.5% for the same periods. EBITDA as a percent of revenues for the casino and tavern operations also increased from 5.6% in fiscal 1994 to 17.5% in fiscal 1995 due primarily to the acquisition of the Rainbow Casino.

In fiscal 1994, due to continuing losses from operations, negative cash flows and incompatibility with the Company's long-term growth strategy, the Company's
Board of Directors resolved to 1) exit the downtown Las Vegas gaming market and 2) dispose of the currently operated small independent tavern operations. Based on these decisions, the Company recognized total expenses of approximately $5,883,500 in fiscal 1994. As a result of the decision to exit the downtown Las Vegas gaming market, in September 1994, the Company substantially reduced operations at both the Trolley Stop Casino and Miss Lucy's
Gambling Hall & Saloon. Included in the 1994 statements of operations are total expenses of approximately $3,246,000 related to these actions. The total charge included approximately $488,000 related to the write-down of assets and approximately $2,758,000 representing primarily the present value of the future lease payments net of estimated future sublease income. The decision to withdraw from the tavern business resulted in expenses of approximately $2,638,000 being recognized in fiscal 1994. Approximately
$1,813,000 of the total amount was related to the write down of assets while approximately $825,000 represented primarily the present value of the future lease payments net of estimated future sublease income.

On December 17, 1993, the Company incurred a fire loss at the Fairgrounds Race
Course in New Orleans, Louisiana where the Company operated 199 gaming devices prior to the fire (of which 193 were destroyed by the fire) through its controlled subsidiary, Video Services, Inc. The Company was fully insured for all equipment, leasehold improvements, other assets and business income with the exception of approximately $46,000 in deductibles. During fiscal 1995, the Company recorded approximately $247,000 of income from business interruption insurance proceeds compared to $241,000 of such proceeds in the prior year. The Company is discussing settlement of additional business interruption claims with the insurance carrier. The Company has also received insurance proceeds based on the replacement value of the assets destroyed in the fire and, therefore, recognized a gain of approximately
$156,000 which is included in other income in fiscal 1994.

Fiscal 1994 Compared with Fiscal 1993

Revenues

Total revenues for the fiscal year ended June 30, 1994 were approximately
$123,054,000 for fiscal 1994 an increase of $9,963,000 (8.8%) over those for fiscal 1993. Revenues from all gaming route operations increased $6,548,000
(6.8%) to approximately $102,830,000 in fiscal 1994. Route operations in the state of Louisiana contributed $5,222,000 (an increase of 42.9%) to the overall increase in route revenues as the Company continued to experience increasing demand in that relatively young market. Revenue from Nevada route operations increased approximately $1,326,000 (1.6%) over those for the same period last year. The increase in the Nevada gaming route revenues was attributable to a $1.30 increase in the average net win per gaming device per day in fiscal 1994 compared to fiscal 1993 (accounting for an increase of approximately $2,608,000 of such increase) which was partially offset by a decrease in the weighted average number of gaming devices on location during fiscal 1994 as compared to fiscal 1993 (accounting for a decrease of approximately $1,282,000). Revenues from casino and taverns increased approximately $3,449,000 (20.6%) during fiscal 1994 as compared to those for the prior year due to the continued expansion of casino operations and operating additional troubled tavern locations.


Costs and Expenses

Costs of Revenues

Cost of gaming route revenues for the fiscal year ended June 30, 1994 increased
$3,718,000 (5.1%) over that for fiscal 1993. Route operations in Louisiana contributed $2,854,000 (an increase of 40.6% from last year) to the overall increase. Cost of gaming revenues for Nevada gaming route revenues increased $864,000 (1.3%) as compared to the prior year. The increase to cost of Nevada route revenues was primarily due to an increase in location operators' share of gaming revenues caused by replacing a large space lease contract with revenue-sharing arrangements. Cost of route revenues includes rents under both space lease and revenue sharing arrangements, gaming taxes and direct labor, including related taxes and benefits. The cost of casino and tavern revenue increased $3,412,000 (29.6%) compared to fiscal 1993 primarily due to the first full year of operations of two small casinos and the first full year of operating the hotel and food and beverage operations at the Mizpah Hotel and Casino. Previously, the Company had operated only the casino at the Mizpah, but in January, 1993 began operating the entire facility including food and beverage operations to insure its availability for the casino. Cost of casino and tavern revenues includes cost of goods sold, gaming taxes, rent and direct labor expenses, including taxes and benefits. Although the gross margin percentage from Nevada operations declined during fiscal 1994, the decline was offset by increases in the Louisiana operating margin percentage. As a result, the combined cost of gaming revenues as a percentage of gaming revenues remained relatively constant from fiscal 1993 to fiscal 1994.

Expenses

In August 1994, due to continuing losses from operations, negative cash flows and incompatibility with the Company's long-term growth strategy, the Company's
Board of Directors resolved to 1) exit the downtown Las Vegas gaming market and 2) dispose of the currently operated small independent tavern operations.
Based on these decisions, the Company recognized total expenses of approximately
$5,883,500 in fiscal 1994.  As a result of the decision to exit the downtown Las
Vegas gaming market, in September 1994, the Company substantially reduced operations at both the Trolley Stop Casino and Miss Lucy's Gambling Hall &
Saloon. Included in the 1994 statements of operations are total expenses of approximately $3,246,000 related to these actions. The total charge included approximately $488,000 related to the write-down of assets and approximately
$2,758,000 representing primarily the present value of the future lease payments net of estimated future sublease income. The decision to withdraw from the tavern business resulted in expenses of approximately $2,638,000 being recognized in fiscal 1994. Approximately $1,813,000 of the total amount was related to the write down of assets while approximately $825,000 represented primarily the present value of the future lease payments net of estimated future sublease income.

The Company's lease at the Mizpah Hotel and Casino ("Mizpah") has a remaining lease term of approximately 8.5 years with an option on the Company's behalf to terminate the lease arrangement at any time after December 31, 1995 with 120 days notice. In September 1994, the Company notified the landlord of the Mizpah of its intent to exercise the termination clause of its lease at the earliest possible date of January 1, 1996 and give 120 days notice at that time. As a result of this decision, the Company recognized additional charges of $467,500 in fiscal 1994.

Also included in selling, general and administrative expenses for fiscal 1994 are development costs associated with pursuing the Company's long term growth strategy of approximately $1,192,000. These developmental costs include approximately $4,792,000 in legal fees, travel expenses and other expenses associated with supporting the Company's long-term growth strategy, which expenses are partially offset by the $3,600,000 recovered under the Capital Gaming termination agreement. Fiscal 1994 was the first year in which significant funds were expended in pursuit of this strategy.

Exclusive of the reserves, write downs and development expenses noted above, selling, general and administrative expenses for fiscal 1994 increased
$1,679,000 (8.5%) from the prior year. The primary causes for the increase include a $400,000 fiscal 1994 bonus granted to Shannon L. Bybee as part of the restructuring of his employment with the Company, $350,000 in fees incurred under the one year consulting contract with Carole A. Carter, the former President and Chief Operating Officer of the Company, continued expansion of the Louisiana route operations which contributed approximately $546,000 to the overall increase and $274,000 of overall increases in Nevada route operations. The general and administrative costs for casinos and taverns were $3,622,000 or 18.0% of related revenues for fiscal 1994 as compared to $3,511,000 or 21.0% for fiscal 1993. The same costs for gaming device route operations were $9,736,000 or 9.5% of revenues for fiscal 1994 and $8,916,000 or 9.3% of revenues for fiscal 1993.

Bad debt expense in fiscal 1994 increased 52.9% to approximately $705,000 as compared to the 1993 year expense of $461,000 due primarily to the financial difficulties of a particular customer in Northern Nevada.

On December 17, 1993, the Company incurred a fire loss at the Fairgrounds Race
Course in New Orleans, Louisiana where the Company operated 199 gaming devices prior to the fire (of which 193 were destroyed by the fire) through its controlled subsidiary, Video Services, Inc. The Company is fully insured for all equipment, leasehold improvements, other assets and business income with the exception of approximately $46,000 in deductibles. Through June 30, 1994, the Company had recorded approximately $241,000 of income from business interruption insurance proceeds. The Company will continue to receive proceeds under this policy while the Fairgrounds Race Course is rebuilt. The Company has also received insurance proceeds based on the replacement value of the assets destroyed in the fire and, therefore, recognized a gain of approximately $156,000 which is included in other income in fiscal 1994.


ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements, including the notes thereto, and supplementary financial information are listed in Part IV, Item 14, of this Report and included after the signature page beginning at page F-1.


ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                     AND FINANCIAL DISCLOSURE

Not applicable.

                                                          PART III

ITEM 10.             DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item regarding the identification and background of the Company's directors is incorporated by reference to the Proxy
Statement which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year covered by this report.

As to those executive officers and significant employees of the Company and its subsidiaries at June 30, 1995 and the subsequent dates noted, who, except as noted, are not directors, of the Company, the following information is provided:

                     Name                           Age                               Position

           Steven Greathouse                        44                     Chairman of the Board, President and
                                                                             Chief Executive Officer

           Shannon L. Bybee                         56                     Executive Vice President - Government Affairs

           Anthony L. DiCesare                      33                     Executive Vice President - Development

           John W. Alderfer                         51                     Sr. Vice President - Finance and Administration, Chief
                                                                             Financial Officer and Treasurer

           David D. Johnson                         44                     Sr. Vice President - Law and Government, Secretary
                                                                             and Corporate Legal Counsel

           Robert L. Miodunski                      44                     Sr. Vice President - Nevada Route Group

           Robert L. Saxton                         41                     Vice President - Casino Group

           Robert M. Hester                         39                     Vice President - Human Resources and Administration

           Robert A. Woodson                        45                     Vice President - Regulatory Compliance

           Johnann F. McIlwain                      48                     Vice President - Marketing

Steve Greathouse joined the Company as President and Chief Executive Officer in August 1994 and was elected Chairman of the Board of Directors in March 1995. Mr. Greathouse, who has held various positions in the gaming industry since 1974, most recently served as the president of Harrah's Casino Hotels Division of the Promus Companies. In this position, Mr. Greathouse had responsibility for Harrah's resorts in Las Vegas, Laughlin, Reno, Lake Tahoe and Atlantic City. From July 1991 to September 1993 Mr. Greathouse served as president and chief operating officer of Harrah's Southern Nevada, overseeing the operations of Harrah's Las Vegas and Harrah's Laughlin, then the two largest hotel-casinos in the Harrah's chain. Mr. Greathouse is an active member and is currently serving as the Chairman of the Board of the Nevada Resort Association and is on the Executive Committee of United Way. He has also served as a member of the Board of Directors of the Las Vegas Convention and Visitors Authority and on the Executive Committee of the Nevada Development Authority. Mr. Greathouse is a graduate of the University of Missouri.

Mr. Bybee joined the Company in July 1993 as President and Chief Operating Officer. In July 1994, Mr. Bybee assumed the roles of Executive Vice
President - Government Affairs and Special Advisor to the Board of Directors. Additionally, Mr. Bybee took a position with the William F. Harrah College of Hotel Administration and the UNLV International Gaming Institute at the University of Nevada, Las Vegas. Mr. Bybee also currently serves as a member of the board of directors of The Claridge Hotel and Casino Corporation, a position he has held since August 1988. Prior to his association with the Company, Mr. Bybee had served as Chief Executive Officer of The Claridge Hotel and Casino Corporation since August 1989. From 1983 to 1987 Mr. Bybee served as Senior Vice President and from 1978 to 1981 as Vice President of Golden Nugget, Inc. (now Mirage Resorts, Inc.), which operated the Golden Nugget Casino-Hotel in Atlantic City and operates the Mirage Casino and the Golden Nugget Casino-Hotel in Las Vegas, Nevada. From 1981 to 1983, Mr. Bybee served as President of GNAC Corporation which operated the Golden Nugget Casino-Hotel in Atlantic City. Prior to joining Golden Nugget, Inc. in 1978, Mr. Bybee practiced law for over three years in the Las Vegas firm of Hilbrecht, Jones, Schreck and Bybee. Prior thereto, Mr. Bybee served on the Nevada Gaming
Control Board for four and one-half years commencing in 1971. Mr. Bybee has served as Chairman of the Gaming Law Committee, General Practice Section, of the American Bar Association. He is a founder and past President of the International Association of Gaming Attorneys ("IAGA") and is currently a director of IAGA. Mr. Bybee was Chairman of the Atlantic City Convention and Visitors Bureau from 1983 to 1987. He received a Bachelor of Arts degree from the University of Nevada, Reno in 1966, and obtained his Juris Doctorate in 1969 from the University of Utah College of Law, where he was Managing Editor of the Utah Law Review.

Anthony L. DiCesare was employed by KIC from April 1991 to July 1994 and joined Alliance in July 1994. Prior to that time and since he graduated from business school in 1989, he was employed as an associate at Wasserstein, Perella & Co., Inc., where he worked in the Mergers and Acquisitions group. Mr. DiCesare graduated from Harvard College, with an A.B. degree in economics, in 1985 and from the Harvard Business School, from which he obtained an M.B.A. degree, in 1989.

John W. Alderfer joined the Company in September 1990 as Vice President, Chief Financial Officer and Treasurer. Mr. Alderfer was subsequently promoted to Senior Vice President in December 1993. Prior to joining the Company, Mr. Alderfer had been the Chief Financial Officer of The Bicycle Club, which is a Los Angeles-based card casino, since February 1989. From 1971 to 1988 Mr. Alderfer served in various financial capacities with the Summa Corporation, the Howard R. Hughes Estate Businesses, which operated numerous gaming establishments in Las Vegas and Reno. From 1966 to 1971 he was employed as a certified public accountant by Deloitte & Touche (then known as Haskins & Sells). Mr. Alderfer received his Bachelor of Science in Business Administration with an accounting major from Texas Tech University in 1966 and is a certified public accountant.

David D. Johnson joined the Company as Senior Vice President and General Counsel
 in March 1995. Previously, Mr. Johnson developed extensive gaming industry experience representing a diverse group of casino clients as a Senior Partner at Schreck, Jones, Bernhard, Woloson & Godfrey, one of Nevada's leading law firms. Prior to joining Schreck, Jones, et al, Mr. Johnson served as Chief Deputy Attorney General for the gaming division of the Nevada
Attorney General's office. Mr. Johnson serves as Vice Chairman of the Executive Committee of the Nevada State Bar's Gaming Law Section and is an officer and founding member of the Nevada Gaming Attorneys Association. He is also a member of IAGA and has served as Editor of The Gaming Lawyer, the quarterly newsletter of IAGA and the Gaming Law Section of the American Bar Association. Mr Johnson holds a Bachelor of Arts degree in Political Science from the University of Nevada at Las Vegas and earned his Doctor of Law degree from Creighton University in 1978.

Robert L. Miodunski joined the Company as Senior Vice President - Nevada Route Group in March 1994. From January 1991 to March 1994, Mr. Miodunski was President of Mulholland-Harper Company, a sign manufacturing and service company. From 1984 through 1990, Mr. Miodunski held various positions with Federal Signal Company, the most recent being Vice President and General Manager of the Midwest Region of the Sign Group. He received his B.S. in Mechanical Engineering from the University of Missouri and an M.B.A. from the University of Dallas.

Robert L. Saxton joined the Company in 1982 as Corporate Controller and was elected a Vice President in December 1993. Since joining the Company, Mr. Saxton has held various management positions with the Nevada Route Group and is currently responsible for casino operations. He also serves as President of the Company's Louisiana subsidiaries. Mr. Saxton received his B.S. from the University of Nevada, Las Vegas and is a certified public accountant.

Robert M. Hester joined the Company in October 1993 as Director of Human Resources and was promoted to Vice President - Human Resources and Administration in December 1993. From 1989 to 1993, Mr. Hester was Director of Human Resources for Sam's Town Hotel & Casino in Las Vegas. From 1987 to 1989, he was Director of Human Resources for the Showboat Hotel & Casino in Las Vegas. Mr. Hester received his B.S. from the University of Nevada, Las Vegas.

Robert A. Woodson joined the Company in 1988 as Director of Gaming Compliance and was promoted to Vice President - Regulatory Compliance in September 1993. Prior to joining the Company, Mr. Woodson was with the Investigation Division of the State of Nevada Gaming Control Board for 10 years. Mr. Woodson received his B.S. from California State University, Fullerton.

Johnann F. McIlwain joined the Company in June 1994 as Vice President - Marketing. From 1991 to 1992, Ms. McIlwain was Vice President of Marketing for Greenwood, Inc., a Philadelphia-based gaming and entertainment company. From 1989 to 1991, she was Director of Marketing Services for Hospitality Franchise Systems, Inc. in Parsippany, New Jersey. Prior to joining Hospitality Franchise Systems, Ms. McIlwain served as Director of
Advertising for the Resorts International Casino Hotel and the Trump Taj Mahal Casino Hotel. Ms. McIlwain received her B.A. from the University of Miami in 1969 and an M.B.A. from the Florida Atlantic University in 1976.

The information required by this item related to the Company's directors who are not also employees is incorporated by reference from the Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year covered by this report.


ITEM 11.             EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year covered by this report.


ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT

The information required by this item is incorporated by reference from the Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year covered by this report.


ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year covered by this report.

                                           PART IV

ITEM 14.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                     FORM 8-K

(a)        Documents filed as part of report:                                                                          Page

1.         Financial Statements:

           Independent Auditors' Report                                                                                F-1

           Consolidated Balance Sheets as of June 30, 1994 and 1995                                                    F-2

           Consolidated Statements of Operations for the Years ended June 30, 1993, 1994 and 1995                      F-4

           Consolidated Statements of Cash Flows for the Years Ended June 30, 1993, 1994 and 1995                      F-5

           Consolidated Statements of Stockholders' Equity
                     for the Years Ended June 30, 1993, 1994 and 1995                                                  F-6

           Notes to Consolidated Financial Statements                                                                  F-7

2.         Consolidated Supplemental Schedules:

           Not applicable.

3.         Exhibits:

Exhibit
Number               Description

2.1                  Basic Agreement, dated as of October 29, 1993, among United Gaming, Inc., The Rainbow
                     Casino Corporation, John A. Barrett, Jr. and Leigh Seippel, and exhibits thereto. (12)

2.2                  Letter Agreement, dated as of November 5, 1993, among United Gaming, Inc., Capital Gaming
                     International, Inc., I.G. Davis, Jr. and John E. Dell, with exhibits thereto. (14)

2.3                  Asset purchase agreement between Plantation Investments, Inc. and Richards-Schnack
                     Development Corp. dated April 2, 1990. (1)

2.4                  First Amendment to Agreement of purchase and sale between Plantation Investments, Inc. and
                     Richards-Schnack Development Corp. (1)

2.5                  Bill of Sale between Plantation Investments, Inc. and Richards-Schnack Development, Corp. (1)

2.6                  Consolidation Agreement, dated March 29, 1995 among the Company, United Gaming Rainbow,
                     Inc., RCC, RCVP, NGM, HFS, National Gaming Corporation, Rainbow Development
                     Corporation and Leigh Seippel and John A. Barrett, Jr. (23)

2.7                  Offer to Purchase common shares of Bally Gaming International, Inc., dated July 28, 1995. (24)

3.1                  Restated Articles of Incorporation of the Registrant, as amended. (16)

3.2                  Revised By-Laws of the Registrant. (20)

4.1                  Common Stock Purchase Warrant issued to Alfred H. Wilms upon execution of his loan commitment with Video Services, Inc. (6)

4.2                  Certificate of Designations, Preferences and Relative, Participating, Optional and other Special rights of Special Stock and Qualifications, Limitations and Restrictions thereof of Non-Voting
                     Junior Convertible Special Stock of United Gaming, Inc. (8)

4.3                  Form of Certificate evidencing Non-Voting Junior Convertible Special Stock. (8)

4.4                  Indenture, dated as of September 14, 1993, between United Gaming, Inc. and NationsBank of
                     Texas, N.A., as Trustee in respect of the Company's 7-1/2% Convertible Subordinated
                     Debentures due 2003. (16)

4.5                  Form of 7-1/2% Convertible Subordinated Debenture due 2003 (included in Exhibit 4.4, above).

4.6                  Registration Rights Agreement, dated as of September 21, 1993, by and among United Gaming,
                     Inc., Donaldson Lufkin & Jenrette Securities Corporation, Oppenheimer & Co., Inc. and L.H.
                     Friend, Weinress & Frankson, Inc. (16)

10                   Loan and Warrant Agreement dated March 24, 1992 between United Gaming, Inc., Video
                     Services, Inc. and Alfred H. Wilms. (6)

10.1                 Lease, dated August 3, 1988, as amended April 6, 1989, from Walter Schwartz to the Company for the Company's Corporate headquarters building at 4380 Boulder Highway, Las Vegas,
                     Nevada. (2)

10.5 *               Employment agreement between United Gaming, Inc. and Ira S. Levine. (13)

10.5.1 *             Amendment to Employment agreement between United Gaming, Inc. and Ira S. Levine. (21)

10.6 *               Employment agreement between United Gaming, Inc. and John W. Alderfer. (13)

10.6.1 *             Amendment to Employment agreement between United Gaming, Inc. and John W. Alderfer. (20)

10.7                 Letter Agreement dated June 25, 1993 among United Gaming, Inc., Kirkland-Ft. Worth
                     Investment Partners, L.P., Kirkland Investment Corporation and, as to certain provisions, Alfred
                     H. Wilms, including Exhibit A (form of Securities Purchase Agreement), Exhibit B (form of
                     Stockholders Agreement), Exhibit C (form of Certificate of Designations of Non-Voting Junior
                     Convertible Special Stock), Exhibit D (Form of Warrant Agreement), and Exhibit E (form of press release) thereto. (7)

10.8                 Advisory Agreement, dated June 25, 1993 among United Gaming, Inc., Gaming Systems
                     Advisors, L.P. and, as to certain provisions, Mr. Alfred H. Wilms, including Exhibit A (form of Warrant Agreement) and Exhibit B (form of press release) thereto. (7)

10.9 *               United Gaming, Inc. 1991 Long-Term Incentive Stock Option Plan (10)

10.10 *              Gaming and Technology, Inc. 1984 Employee Stock Option Plan (11)

10.12                Agreement, dated as of September 14, 1993, by and among United Gaming, Inc., Kirkland-Ft.
                     Worth Investment Partners, L.P., Kirkland Investment Corporation, Gaming Systems Advisors,
                     L.P. and Alfred H. Wilms. (8)

10.13                Warrant Agreement, dated as of September 21, 1993, by and between United Gaming, Inc. and
                     Kirkland-Ft. Worth Investment Partners, L.P. relating to warrants to purchase 2.75 million shares of Common Stock. (8)

10.14                Warrant Agreement, dated as of September 21, 1993, by and between United Gaming, Inc. and
                     Gaming Systems Advisors, L.P. relating to warrants to purchase 1.25 million shares of Common
                     Stock. (8)

10.15                Stockholders Agreement, dated as of September 21, 1993, by and among United Gaming, Inc.,
                     Kirkland-Ft. Worth Investment Partners, L.P., Kirkland Investment Corporation, Gaming Systems
                     Advisors, L.P. and Alfred H. Wilms. (8)

10.15.1              Amendment to Stockholders Agreement dated as of October 20, 1994 (16)

10.15.2              Selling Stockholder Letter Agreement dated as of March 20, 1995 (22)

10.16                Securities Purchase Agreement, dated as of September 21, 1993, by and among United Gaming,
                     Inc., Kirkland-Ft. Worth Investment Partners, L.P. and Kirkland Investment Corporation (8)

10.20 *              Confidential Separation and Consulting Agreement with Carole A. Carter (including mutual release) dated July 15, 1993. (9)

10.21 *              Executive Severance Agreement with Shannon L. Bybee dated July 15, 1993. (9)

10.21.1 *            Amendment to Executive Severance Agreement with Shannon L. Bybee dated July 15, 1993. (20)

10.23                Secured Promissory Note, dated as of October 29, 1993, from John A. Barrett, Jr. and Leigh
                     Seippel to United Gaming, Inc. (12)

10.24                Escrow Agreement, dated as of October 29, 1993, among United Gaming, Inc., The Rainbow
                     Casino Corporation, John A. Barrett, Jr., Leigh Seippel and Butler, Snow, O'Mara, Stevens &
                     Cannada. (12)

10.25                Pledge Agreement, dated as of October 29, 1993, among United Gaming, Inc. (as secured party)
                     and The Rainbow Casino Corporation, John A. Barrett, Jr. and Leigh Seippel (as pledgors) (12)

10.26                Management Agreement, dated as of October 29, 1993, among Rainbow Casino-Vicksburg
                     Partnership, L.P., The Rainbow Casino Corporation and Mississippi Ventures, Inc., as manager.
                     (12)

10.28                Letter Agreement, dated as of December 10, 1993, among United Gaming, Inc., Capital Gaming
                     International, Inc.and I.G. Davis, Jr. (15)

10.29                Loan and Security Agreement, dated as of August 2, 1993, between United Gaming, Inc., Alfred
                     H. Wilms and Video Services, Inc. (16)

10.30                Warrant Agreement, dated as of August 2, 1993, between United Gaming, Inc. and Alfred H.
                     Wilms. (16)

10.31                Common Stock Purchase Warrant, dated as of September 21, 1993, between United Gaming, Inc.
                     and Donaldson, Lufkin & Jenrette Securities Corporation. (16)

10.32                Common Stock Purchase Warrant, dated as of September 21, 1993, between United Gaming, Inc.
                     and Oppenheimer & Co. Inc. (16)

10.33                Common Stock Purchase Warrant, dated as of September 21, 1993, between United Gaming, Inc.
                     and L.H. Friend, Weinress & Frankson, Inc. (16)

10.34                Common Stock Purchase Warrant, dated as of September 21, 1993, between United Gaming, Inc.
                     and Donaldson, Lufkin & Jenrette Securities Corporation. (16)

10.36                Consulting Agreement, dated as of November 8, 1993, between David A. Scheinman and United
                     Gaming, Inc. (16)

10.37                Letter Agreement, dated as of March 3, 1994, by and among United Native American Gaming,
                     Inc., USA Gaming of Native America, Inc., USA Gaming, Inc. and others. (17)

10.38                Letter Agreement, dated as of February 25, 1994, among United Gaming, Inc., The Rainbow
                     Casino Corporation, John A. Barrett, Jr. and Leigh Seippel. (18)

10.39                Letter Agreement, dated as of June 29, 1994, among United Gaming, Inc., The Rainbow Casino
                     Corporation, John A. Barrett, Jr. and Leigh Seippel, consented to by HFS Gaming Corporation.
                     (19)

10.40                Letter Agreement, dated as of July 16, 1994, among United Gaming, Inc., The Rainbow Casino
                     Corporation, John A. Barrett, Jr. and Leigh Seippel, consented to by HFS Gaming Corporation.
                     (19)

10.41                Second Amendment to Casino Financing Agreement, dated as of August 11, 1994, among United
                     Gaming, Inc., United Gaming Rainbow, Inc., Rainbow Casino-Vicksburg Partnership, L.P., The
                     Rainbow Casino Corporation, John A. Barrett, Jr., Leigh Seippel and HFS Gaming Corporation.
                     (19)

10.42                Partnership Agreement of Rainbow Casino-Vicksburg Partnership, L.P., dated as of July 8, 1994.
                     (19)

10.42.1              Second Amended and Restated Agreement of Limited Partnership, dated march 29, 1995, between
                     United Gaming Rainbow and RCC. (23)

10.43                Promissory Note, dated as of July 16, 1994, from United Gaming Rainbow, Inc. to The Rainbow
                     Casino Corporation. (19)

10.44                Pledge Agreement, dated as of July 16, 1994, from United Gaming Rainbow, Inc. to The
                     Rainbow Casino Corporation. (19)

10.45                Promissory Note, dated as of July 16, 1994, from John A. Barrett, Jr. and Leigh Seippel to
                     United Gaming, Inc. (19)

10.46                Escrow Agreement, dated as of August 11, 1994, among United Gaming Rainbow, Inc., The
                     Rainbow Casino Corporation, John A. Barrett, Jr., Leigh Seippel and Butler, Snow, O'Mara,
                     Stevens & Cannada, together with Agreement dated February 7, 1994, as amended July 11, 1994 between Rainbow Casino-Vicksburg Partnership, L.P. and the City of Vicksburg, Mississippi. (19)

10.47 *              Employment Agreement between United Gaming, Inc. and Johnann McIlwain. (20)

10.48                Settlement Agreement, dated December 4, 1994, by and among the Company, United Gaming of
                     Iowa, Inc., GDREC and Joseph and Paula Zwack (16)

10.49 *              Employment Agreement, dated August 15, 1994, between the Company and Steven Greathouse
                     (22)

10.50                Warrant Agreement, dated August 15, 1994, between the Company and Steven Greathouse (22)

10.51                Agreement, dated September 1, 1994, between the Company and Craig Fields (22)

10.52                Warrant Agreement, dated September 1, 1994, between the Company and Craig Fields (22)

10.53                Agreement, dated March 20, 1995, between the Company and Joel Kirschbaum (22)

10.54                Letter Agreement, dated March 29, 1995, among United Gaming Rainbow, RCC, Leigh Seippel,
                     John A. Barrett, Jr and Butler, Snow, O'Mara, Stevens & Cannada. (23)

10.55                Class A Note Payable, dated March 29, 1995, issued by RCVP to United Gaming Rainbow. (23)

10.56                Class B Note Payable, dated March 29, 1995, issued by RCVP to United Gaming Rainbow. (23)

10.57                Class B Note Payable, dated March 29, 1995, issued by RCVP to National Gaming Mississippi,
                     Inc. (23)

10.58                Release, dated March 29, 1995, by United Gaming Rainbow and the Company and their affiliates of RCC, Rainbow Development Corporation, John A. Barrett, Jr. and Leigh Seippel and their affiliates (other than RCVP). (23)

10.59                Release, dated March 29, 1995, by RCC, Rainbow Development Corporation, John A. Barrett,
                     Jr. and Leigh Seippel and their affiliates (other than RCVP) of United Gaming Rainbow and the
                     Company and their affiliates. (23)

10.60                Letter Agreement, dated August 14, 1995, among the Company, Bally Gaming International, Inc.
                     and WMS Industries, Inc. (24)

10.61                Commitment Letter, dated August 30, 1995, between Foothill Capital Corporation and the
                     Company. (25)

10.62                Commitment Letter, dated August 30, 1995, between Canpartners Investments IV, LLC and
                     Cerberus Partners, L.P. and the Company. (25)

10.63                Fee Letter, dated August 30, 1995, between Canyon Capital Management, L.P. and the Company.
                     (25)

10.64                Fee Letter, dated August 30, 1995, between Cerberus Partners, L.P. and the Company. (25)

10.65                Guarantee, dated August 30, 1995, from CPI Securities, L.P. and The Value Realization Fund,
                     L.P. to the Company. (25)

10.66 Form of Stock Purchase Agreement, dated September 15, 1995 for the private placement of Non-Voting Junior Convertible
                     Special Stock, Series B.

21                   Subsidiaries of the Registrant

23                   Consent of KPMG Peat Marwick LLP

24                   Power of Attorney

27                   Financial Data Schedule

99                   Complaint in Alliance Gaming Corporation v. Bally Gaming International, Inc., WMS Industries,
                     Inc., Richard Gillman, Hans Kloss, Neil E. Jenkins, Charles C. Carella, James J. Florio, Lewis
                     Katz, and Kenneth D. McPherson filed in the Chancery Court of Delaware for New Castle County
                     on July 25, 1995. (24)

           (1)       Incorporated by reference to the Registrant's Form 8-K dated April 9, 1990 as amended.
           (2)       Incorporated by reference to the Registrant's Form 10-K for the year ended June 30, 1989.
           (3)       Incorporated by reference to the Registrant's Form 10-K for the year ended June 30, 1990.
           (4)       Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30,
                     1990.
           (5)       Incorporated by reference to the Registrant's Form 10-K for the year ended June 30, 1991.
           (6)       Incorporated by reference to the Registrant's Form 8-K dated March 31, 1992.
           (7)       Incorporated by reference to the Registrant's Form 8-K dated June 25, 1993.
           (8)       Incorporated by reference to the Registrant's Form 8-K dated September 21, 1993.
           (9)       Incorporated by reference to the Registrant's Form 10-Q dated September 30, 1993.
           (10)      Incorporated by reference to the Registrant's Forms S-8 Reg. Nos. 33-45811 and 33-75308.
           (11)      Incorporated by reference to the Registrant's Form S-8 Reg. No. 2-98777.
           (12)      Incorporated by reference to the Registrant's Form 8-K dated October 29, 1993.
           (13)      Incorporated by reference to the Registrants's Form 10-Q for the quarter ended March 31, 1993.
           (14)      Incorporated by reference to the Registrant's Form 8-K dated November 5, 1993.
           (15)      Incorporated by reference to the Registrant's Form 8-K dated December 10, 1993.
           (16)      Incorporated by reference to the Registrant's Form S-2 Reg. No. 33-72990 and subsequent amendments thereto.
           (17)      Incorporated by reference to the Registrant's Form 8-K dated March 7, 1994.
           (18)      Incorporated by reference to the Registrant's Form 8-K dated March 15, 1994.
           (19)      Incorporated by reference to the Registrant's Form 8-K dated August 11, 1994.
           (20)      Incorporated by reference to the Registrant's Form 10-K for the year ended June 30, 1994.
           (21)      Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30,
                     1994.
           (22)      Incorporated by reference to the Registrant's Form S-3 Reg. No. 33-58233.
           (23)      Incorporated by reference to the Registrant's Form 8-K dated March 29, 1995.
           (24)      Incorporated by reference to the Registrant's Schedule 14D-1 and Schedule 13D dated July 28,
                     1995.
           (25)      Incorporated by reference to the Registrant's amended Schedule 14D-1 and amended Schedule 13D dated September 1, 1995.

           *         Identifies each management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this Report.

(b)        Reports on Form 8-K:

           There were no reports filed on Form 8-K for the three months ended June 30, 1995.

(c)        See Item 14(a)(3) above.

(d)        See Item 14(a)(2) above.

                                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE GAMING CORPORATION                            DATED: September 27, 1995



By         /s/ Steve Greathouse
           Steve Greathouse, Chairman of
           the Board of Directors, President
           and Chief Executive Officer




By         /s/ John W. Alderfer
           John W. Alderfer, Sr. Vice
              President and Chief
               Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                    Title                           Date



/s/ Joel Kirschbaum                   Director                September 27, 1995
Joel Kirschbaum


/s/ Alfred H. Wilms                   Director                September 27, 1995
Alfred H. Wilms


/s/ Anthony DiCesare                  Director                September 27, 1995
Anthony DiCesare


/s/ Craig Fields                      Vice Chairman           September 27, 1995
Dr. Craig Fields                         of the Board


/s/ David Robbins                     Director                September 27, 1994
David Robbins


                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ALLIANCE GAMING CORPORATION                            DATED: September 27, 1995



By
           Steve Greathouse, Chairman of the Board
              of Directors, President and Chief
                     Executive Officer




By
           John W. Alderfer, Sr. Vice President
               and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                             Title                 Date



                                           Director           September 27, 1995
Joel Kirschbaum


                                           Director           September 27, 1995
Alfred H. Wilms


                                           Director           September 27, 1995
Anthony DiCesare


                                           Vice Chairman      September 27, 1995
Dr. Craig Fields                              of the Board


                                           Director           September 27, 1995
David Robbins

                             INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Alliance Gaming Corporation

We have audited the consolidated balance sheets of Alliance Gaming Corporation and subsidiaries as of June 30, 1995 and 1994 and the related consolidated statements of operations, stockholders equity and cash flows for each of the years in the three-year period ended June 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Gaming Corporation and subsidiaries as of June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 6 to the consolidated financial statements, effective July 1, 1993 Alliance Gaming Corporation adopted the provisions of Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes.



                                                          KPMG Peat Marwick LLP


September 1, 1995

                       ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

                                   June 30, 1994 and 1995

                                                                    ASSETS

                                                                                                      1994                  1995
                                                                                                            (In thousands)

Current assets:
   Cash and cash equivalents                                                                       $  37,085              $ 13,734
   Securities available for sale                                                                      12,489                23,680
   Receivables, net                                                                                    5,924                 3,316
   Inventories                                                                                           661                   714
   Prepaid expenses                                                                                    4,420                 4,148
   Refundable income taxes                                                                               361                   361
   Other                                                                                                  30                   156

           Total current assets                                                                       60,970                46,109

Property and equipment:
   Land and improvements                                                                               3,229                17,296
   Building and improvements                                                                           4,286                 8,822
   Gaming equipment                                                                                   30,395                36,396
   Furniture, fixtures and equipment                                                                   9,632                11,582
   Leasehold improvements                                                                              5,222                 5,372
   Construction in progress                                                                              212                    30
                                                                                                      52,976                79,498
   Less accumulated depreciation and amortization                                                     24,293                29,146

           Property and equipment, net                                                                28,683                50,352

Other assets:
   Receivables, net                                                                                    4,609                 5,309
   Excess of costs over net assets of an acquired business,
     net of accumulated amortization of $295 (1994) and $585 (1995)                                    3,789                 3,842
   Intangible assets, net of accumulated amortization of
     $4,145 (1994) and $5,516 (1995)                                                                  13,527                12,405
   Deferred tax assets                                                                                 1,081                 1,399
   Investment in minority owned subsidiary                                                             2,000                 1,585
   Other                                                                                               4,757                 5,347

           Total other assets                                                                         29,763                29,887

                                                                                                    $119,416              $126,348









            See accompanying notes to consolidated financial statements.

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                            June 30, 1994 and 1995

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                      1994                  1995
                                                                                                            (In thousands)

Current liabilities:
   Current maturities of long term debt                                                             $  1,504              $  3,995
   Accounts payable                                                                                    1,661                 1,758
   Accrued expenses, including related parties
      of $312 (1994) and $931 (1995)                                                                   6,879                 8,804

           Total current liabilities                                                                  10,044                14,557

Long term debt, less current maturities                                                               89,222                97,402
Deferred tax liabilities                                                                               1,218                 1,205
Other liabilities                                                                                      3,587                 2,556

           Total liabilities                                                                         104,071               115,720

Commitments and contingencies

Minority interest                                                                                        246                   643

Stockholders' equity:
   Common stock, $.10 par value; authorized 175,000,000 shares;
           issued 10,505,928 shares (1994) and 11,654,150 shares (1995)                                1,051                 1,165
   Special stock, $0.10 par value; authorized 10,000,000 shares;
           issued 1,333,333 (1994 and 1995)                                                              133                   133
   Paid-in capital                                                                                    26,716                32,134
   Unrealized loss on securities available for sale                                                     (421)                 (316)
   Accumulated deficit                                                                               (12,380)              (23,131)

     Total stockholders' equity                                                                       15,099                 9,985

                                                                                                    $119,416              $126,348














            See accompanying notes to consolidated financial statements.

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    Years Ended June 30 1993, 1994 and 1995

                                                                            1993                 1994                  1995
                                                                                    (In thousands, except per share amounts)
Revenues:
           Gaming
              Routes                                                      $ 96,282             $102,830              $106,827
              Casino and gaming arcades                                     12,526               15,679                21,287
           Food and beverage sales                                           4,184                4,480                 3,847
           Net equipment sales                                                  99                   65                    27

                                                                           113,091              123,054               131,988
Costs and expenses:
           Cost of gaming:
              Routes                                                        72,614               76,332                79,875
              Casino and taverns                                             8,667               11,871                11,436
           Cost of food and beverage                                         2,876                3,084                 2,795
           Cost of equipment sales                                              49                   20                    12
           Selling, general & administrative                                12,667               13,555                14,633
           Business development expenses                                       900                1,192                 7,843
           Corporate expenses                                                6,191                7,882                 9,735
           Bad debt expense                                                    461                  705                   400
           Loss on abandoned small casinos                                     ---                3,713                   ---
           Loss on abandoned taverns                                           ---                2,638                   ---
           Depreciation and amortization                                     8,718                9,530                 9,520

                                                                           113,143              130,522               136,249

Operating loss                                                                 (52)              (7,468)               (4,261)

Other income (expense):
           Interest income                                                     998                2,084                 2,798
           Interest expense                                                 (5,046)              (6,830)               (8,943)
           Minority share of income                                            ---                 (506)                 (397)
           Equity in income of affiliate                                       ---                  ---                    31
           Other, net                                                          450                 (167)                  286

Loss before income taxes                                                    (3,650)             (12,887)              (10,486)

Income tax expense                                                                                 (241)                 (265)

Net loss                                                                  $ (3,650)            $(13,128)             $(10,751)

Net loss per common share                                                 $ ( 0.38)            $  (1.28)             $  (0.95)

Weighted average common shares outstanding                                   9,696               10,251                11,300






         See accompanying notes to consolidated financial statements.

                 ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Years Ended June 30 1993, 1994 and 1995

                                                                            1993                 1994                  1995

Cash flows from operating activities:                                                       (In thousands)
           Net loss                                                      $  (3,650)            $(13,128)            $ (10,751)
           Adjustments to reconcile net loss
              to net cash provided by operating activities:
              Depreciation and amortization                                  8,718                9,530                 9,520
              Loss on abandoned casinos                                        ---                3,713                   ---
              Loss on abandoned taverns                                        ---                2,638                   ---
              Write-off of other assets                                        149                1,817                 2,796
              Provision for losses on receivables                              461                  705                   400
              Amortization of debt discounts                                   265                  292                   297
              Undistributed earnings of affiliate                              ---                  ---                  (31)
              Non-cash stock compensation expense                              ---                  ---                 1,313
           Net change in operating assets and liabilities:
           (Increase) decrease in:
              Inventories                                                     (233)                  78                  (40)
              Prepaid expenses                                               1,475                 (519)                  381
              Refundable income taxes                                          766                 (361)                  ---
              Other                                                            305                  254                 (126)
           Increase (decrease) in:
              Accounts and slot contracts payable                           (2,378)                 269                 (447)
              Accrued and deferred income taxes                                ---                  137                 (137)
              Other liabilities, including minority interest                  (153)                 511                   397
              Accrued expenses                                                 184                3,126               (2,615)
                      Net cash provided by operating activities:             5,909                9,062                   957

Cash flows from investing activities:
           Additions to property and equipment                              (5,092)              (5,385)               (8,887)
           Proceeds from sale of property and equipment                        257                1,466                   351
           Additions to receivables                                         (8,715)             (18,801)               (8,970)
           Cash collections on receivables                                   7,925               17,541                10,315
           Net cash provided by acquisition of business                        ---                  ---                 2,481
           Acquisition of securities available for sale                        ---              (12,910)              (11,086)
           Acquisition of partnership interests                                ---               (2,000)               (1,585)
           Additions to intangible assets                                      (77)              (5,179)                 (390)
           Additions to other long-term assets                              (3,296)              (2,031)               (3,877)
                      Net cash used in investing activities                 (8,998)             (27,299)              (21,648)

Cash flows from financing activities:
           Proceeds from long-term debt, net of expenses                     1,941               81,984                   ---
           Issuance of common stock warrants                                   559                  116                   ---
           Reduction of long-term debt                                      (2,167)             (41,776)               (3,125)
           Issuance of special stock, net of costs                             ---                4,799                   ---
           Issuance of common stock                                          2,097                  619                   465
                      Net cash provided by
                        (used in) financing activities                       2,430               45,742               (2,660)

Cash and cash equivalents:
           (Decrease) increase for year                                      (659)               27,505              (23,351)
           Balance, beginning of year                                       10,239                9,580                37,085
                      Balance, end of year                                $  9,580             $ 37,085              $ 13,734

             See accompanying notes to consolidated financial statements.

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     Years Ended June 30, 1993, 1994 and 1995

                                                                          (in thousands)



                                  Total                                                 Retained
                                  Stock-                                                Earnings    Unreal.
                                 holders    Common Stock      Special Stock   Paid-in   (Accum.     Loss on
                                  Equity   Shares  Dollars   Shares  Dollars  Capital   Deficit)   Securities

Balances, June 30, 1992          $23,660    9,409  $ 941       ---      ---   $18,320   $ 4,399       ---
Net loss                          (3,650)     ---    ---       ---      ---       ---    (3,650)      ---
Common stock warrants issued         559      ---    ---       ---      ---       559       ---       ---
Shares issued upon exercise of
   options                         2,096      591     59       ---      ---     2,038       ---       ---

Balances, June 30, 1993           22,665   10,000  1,000       ---      ---    20,917       748       ---
Net loss                         (13,128)     ---    ---       ---      ---       ---   (13,128)      ---
Shares issued for acquisitions       249      112     11       ---      ---       238       ---       ---
Common stock warrants issued         116      ---    ---       ---      ---       116       ---       ---
Cost of private placement           (201)     ---    ---       ---      ---      (201)      ---       ---
Net change in unrealized loss on
     securities available for sale  (421)     ---    ---       ---      ---       ---       ---      (421)
Shares issued for capital infusion 4,999      ---    ---     1,333      133     4,866       ---       ---
Shares issued upon exercise of
    options                          819      394     39       ---      ---       780       ---       ---

Balances, June 30, 1994           15,099   10,506  1,051     1,333      133    26,716   (12,380)     (421)
Net loss                         (10,751)     ---    ---       ---      ---       ---   (10,751)      ---
Shares issued for acquisitions     3,754      712     71       ---      ---     3,683       ---       ---
Compensatory stock issued          1,313      250     25       ---      ---     1,288       ---       ---
Cost of private placement             22      ---    ---       ---      ---        22       ---       ---
Net change in unrealized loss on
    securities available for sale    105      ---    ---       ---      ---       ---       ---       105
Shares issued upon exercise of
   options                           443      186     18       ---      ---       425       ---       ---

Balances, June 30, 1995          $ 9,985   11,654 $1,165     1,333   $  133   $32,134  $(23,131)   $ (316)






            See accompanying notes to consolidated financial statements.

                 ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   Years Ended June 30, 1993, 1994 and 1995

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND DESCRIPTION OF
           BUSINESS

           Description of business

           Alliance Gaming Corporation and its subsidiaries (collectively, the "Company") are presently engaged in gaming device route operations in Nevada and in the greater New Orleans, Louisiana area; casino operations in Nevada and Mississippi; and the design, manufacture and refurbishment of gaming devices.

           Principles of consolidation

           The accompanying consolidated financial statements include the accounts of Alliance Gaming Corporation, its wholly-owned subsidiaries and indirect subsidiaries and its partially owned, controlled subsidiaries. In the case of Video Services, Inc. ("VSI"), the Company owns 490 shares of class B voting stock, which constitutes 100% of the voting stock, of VSI. The Company is entitled to receive 71% of dividends declared by VSI, if any, at such time that such dividends are declared. In July 1994, the Company acquired a 45% limited partnership interest in the Rainbow Casino-Vicksburg Partnership. Accordingly, the Company accounted for its investment in this partnership under the equity method until March 29, 1995 at which time the Company increased its partnership interest and assumed the general partnership position (see Note 11).
           Effective March 29, 1995, the results of operations of the Rainbow Casino have been included in the accompanying consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.

           Revenue recognition

           In accordance with industry practice, the Company recognizes gaming revenues as the net win from route, casino and tavern operations, which is, for gaming devices, the difference between coins and currency deposited into the devices and payments to customers and, for other games, the difference between gaming wins and losses. The Company recognizes total net win from gaming devices as revenues for gaming routes which operate under revenue-sharing arrangements and revenue-sharing payments as a cost of gaming routes. The Company recognizes revenue from parts and equipment sales to outside purchasers when the products are shipped.

           Location rent expense

           For financial statement purposes, the Company recognizes expenses for fixed periodic rental payments (including scheduled increases) made in connection with route operation space lease arrangements or sublease agreements on a straight line basis over the term of the agreement including any extension periods which are expected to be exercised. Contingent periodic rental payments are expensed in the period incurred.

           Cash and cash equivalents

           The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Such investments of $29,799,000 (1994) and $5,238,000 (1995) are included in cash and cash equivalents and are carried at cost, which approximates market value.

           Securities available for sale

           Effective January 1, 1994, the Company adopted Financial Accounting Standard No. 115. For fiscal years beginning after December 15, 1993, Statement 115 requires that, except for debt securities classified as "held-to-maturity" securities, investments in debt and equity securities should be reported at fair market value. The Company has designated certain securities as being available for sale. Securities are designated as available for sale at the time of their purchase. The Company determines which securities are available for sale by evaluating whether such securities would be sold in response to liquidity needs, asset/liability management and other factors. Securities available for sale are recorded at market value with the resulting unrealized gains and losses being recorded, net of tax, as a component of stockholders' equity. Gains or losses on these securities are determined using the specific identification method.

                      ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        Years Ended June 30, 1993, 1994 and 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND DESCRIPTION OF BUSINESS (Continued)

           Inventories

           Inventories are stated at the lower of cost or market and are determined by the first-in, first out method.

           Property and equipment

           Property and equipment are stated at cost and are depreciated and amortized over their estimated useful lives or lease terms, if less, using the straight line method as follows:

           Building and improvements                            31-39 years
           Gaming equipment                                       5-7 years
           Furniture, fixtures and equipment                     3-10 years
           Leasehold improvements                                5-20 years

           Excess of costs over net assets of an acquired business

           Excess of costs over net assets of an acquired business is the excess of the cost over the value of net tangible assets of an acquired business and is generally amortized on the straight-line method over a period of 40 years. In the case of the Company's majority-owned subsidiary, Native American Investments, Inc., where the assets acquired are largely intangible, the Company has elected a 10-year amortization period representing the estimated life of the rights acquired, consisting principally of contracts to conduct gaming operations on Indian lands.

           Intangible assets

           Intangible assets consist primarily of costs associated with the acquisition of location leases which are capitalized and amortized using the straight-line method over the terms of the leases, ranging from one to 40 years, with an average life of approximately 11 years. Intangible assets for fiscal 1995 includes approximately $4,547,000 of commissions, discounts and other capitalized costs related to the issuance of the Company's 7.5% Convertible Subordinated Debentures due 2003, net of approximately $957,000 of accumulated amortization. At June 30, 1994, intangible assets includes $4,993,000 of such costs, net of $405,000 of accumulated amortization. Such amounts are being amortized over the term of the debentures.

           Other Assets

           Other assets includes assets held for sale, long-term deposits and other non-current assets. In fiscal 1993, the Company paid to certain property owners a $2,500,000 refundable deposit to operate gaming devices at their location. Additionally, other assets are presented net of valuation allowances of $1,763,000 and $631,000 at June 30, 1994 and 1995, respectively.

           Loss per share of common stock

           Loss per share of common stock has been computed based on the weighted average number of shares of common stock outstanding. Fully diluted earnings per share is not presented because the effect would be anti-dilutive.

           Income taxes

           In February 1992, the Financial Accounting Standards Board issued Financial Accounting Standard No. 109 Accounting for
           Income Taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected

                    ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                      Years Ended June 30, 1993, 1994 and 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND DESCRIPTION OF BUSINESS (Continued)

           to apply to taxable income in the years which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Effective July 1, 1993, the Company adopted Statement 109. The Company previously used the asset and liability method under Statement 96.

           Reclassifications

           Certain reclassifications have been made to prior year financial statements to conform with the current year presentation.

2.         RECEIVABLES

           The Company's gaming route operations from time to time involve making loans to location operators in order to participate in revenues over extended periods of time. The loans, made for build-outs, tenant improvements and initial operating expenses are generally secured by the personal guarantees of the operators and the locations' assets. The majority of the loans are interest bearing and are expected to be repaid over a period of time not to exceed the life of the revenue sharing arrangement. The loans have varying payment terms, with weekly payment amounts ranging from $200 to $1,440 and monthly payment amounts ranging from $200 to $18,780. Interest rates on the loans range from prime plus 1.50% to stated rates of 12% with various due dates ranging from July 1995 to April 2007. The loans are expected to be repaid from the locations' cash flows or proceeds from the sale of the leaseholds.

           Receivables at June 30 consist of the following:                                           1994                  1995
                                                                                                            (In thousands)

           Notes receivable-location operators                                                      $ 8,319               $ 7,760
           Other receivables                                                                          2,214                   865
                                                                                                     10,533                 8,625
           Less current amounts                                                                      (5,924)               (3,316)
           Long-term receivables, excluding current amounts                                         $ 4,609               $ 5,309

           Receivables are presented net of an allowance for doubtful accounts of $1,389,000 and $1,659,000 as of June 30, 1994 and
           1995, respectively. The allowance is allocated between current and long-term receivables on a pro rata basis related to notes receivable from location operators.

           During fiscal 1994, the Company cancelled certain sublease agreements as a result of defaults by payors in making payments and acquired title to the assets and operating rights to the tavern locations in exchange for releases of the customers' debt owed to the Company. During fiscal 1994, interest income of approximately $48,000 was recognized on these receivables.
           Total interest income of $130,000 would have been recognized if the receivables had been current in accordance with their original terms. The total initial investment in these tavern locations of approximately $2,011,000 includes the net receivables of approximately $1,362,000 and other assets of $649,000. No such transactions were completed in fiscal 1995. Management of the Company has determined the fair value of the locations' assets from knowledge of sales of comparable establishments and expertise acquired from operating its gaming devices at similar locations. Due to the Company's decision to dispose of the currently operated small independent tavern operations, certain reserves and write downs were recognized in fiscal
           1994 results of operations.

           Management believes properly managing the disposal of these operations will protect the Company's existing contractual arrangements from the tavern locations as well as assure their continued operation while preserving the Company's investment. Management cannot estimate when or how many of these locations will be obtained and subsequently disposed.

                   ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                     Years Ended June 30, 1993, 1994 and 1995


3.         LOSS ON ABANDONMENT OF SMALL CASINOS AND TAVERNS

           In fiscal 1994, due to continuing losses from operations, negative cash flows and incompatibility with the Company's long-term growth strategy, the Company's Board of Directors resolved to
           1) exit the downtown Las Vegas gaming market and
           2) dispose of the currently operated small independent taverns on commercially reasonable terms as market conditions warrant.

           As a result of the decision to exit the downtown Las Vegas gaming market, the Company substantially reduced operations at both the Trolley Stop Casino and Miss Lucy's Gambling Hall & Saloon. Included in the 1994 statements of operations are total expenses of approximately $3,246,000 related to these actions. The total charge included approximately $488,000 related to the write-down of assets and approximately $2,758,000 representing primarily the present value of the future lease payments net of estimated future sublease income.

           The decision to withdraw from the tavern business resulted in expenses of approximately $2,638,000 being recognized in fiscal 1994. Approximately $1,813,000 of the total amount was related to the write down of assets while approximately
           $825,000 represented primarily the present value of the future lease payments net of estimated future sublease income. The
           Company has entered into an agreement to sell all of its tavern locations to an unaffiliated third party. The sale is contingent upon, among other conditions, approval by Nevada gaming authorities.

           In addition to the items noted above, the Company's lease on the Mizpah Hotel and Casino has a remaining term of approximately 7.5 years with an option on the Company's behalf to terminate the lease arrangement with 120 days written notice at any time after December 31, 1995. The Company has notified the landlord of the Mizpah of its intention to exercise the termination clause of the lease at that time. As a result of this decision, the Company recognized an expense of $467,500 in fiscal 1994.


4.         DEBT

           Long-term debt at June 30 consists of the following:

                                                                                                  1994                  1995
                                                                                                        (In thousands)

           7.5% Convertible subordinated debentures due 2003                                    $85,000               $85,000

           Due to stockholder, net of discount of $983,709 (1994)
                      and $747,619 (1995).                                                        4,390                 3,309

           Hospitality Franchise Systems                                                            ---                 9,065

           Other                                                                                  1,336                 4,023
                                                                                                 90,726               101,397
           Less current maturities                                                                1,504                 3,995

           Long-term debt, less current maturities                                              $89,222               $97,402

                 ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                   Years Ended June 30, 1993, 1994 and 1995

4.         DEBT (continued)

           Accrued interest of approximately $1,893,000 (1994) and $1,991,000
           (1995) is included in accrued expenses in the Consolidated Balance Sheets. Included in these amounts are $30,343
           (1994) and $27,813 (1995) due to affiliates of Alfred
           H. Wilms, principal stockholder and member of the Board of Directors of the Company, related to funding of VSI's gaming device route operations.

           In September 1993, the Company completed the private placement of $85,000,000 aggregate principal amount of its 7.5%
           Convertible Subordinated Debentures due 2003. The debentures pay interest semi-annually on March 15 and September 15.
           These debentures are convertible at any time into shares of the Company's common stock at a conversion price of $10 per share (equivalent to a conversion rate of 100 shares per $1,000 principal amount of debentures), subject to adjustment.
           Upon certain defined events, including a change of control, holders of the debentures have the right to require the Company to redeem the debentures for cash at the rate of 101% of principal amount plus accrued interest. The debentures are redeemable at predetermined redemption prices, in whole or in part, at the option of the Company for cash at any time on and after September 15, 1995 if the market price of the common stock exceeds 250% of the conversion price for 20 out of any 30 consecutive trading days or at any time on and after September 15, 1996.

           In March 1992, Alfred H. Wilms, director and principal stockholder (and then Chairman of the Board of Directors and Chief
           Executive Officer) of the Company, committed to provide or cause others to provide a $6,500,000 five year subordinated loan to VSI, the Company's controlled subsidiary which loan has been funded in full and is secured by a subordinated interest in all of VSI's present and future personal property. Until
           August 1993, the loan required quarterly payments of interest.
           In August 1993, the loan agreement was amended to extend the maturity of the loan to September 1, 1998 and to require quarterly payments of principal and interest. Interest on the loan accrues at the rate of 200 basis points above the 90-day
           London Inter Bank Offered Rate, adjusted quarterly. At June 30, 1995 the interest rate for the note was 8.2275%.

           During 1995, Hospitality Franchise Systems, Inc. ("HFS") agreed to loan $7,750,000 to the Company's majority controlled subsidiary RCVP in connection with the construction of the Rainbow Casino. The loan amount was subsequently increased to $10,000,000. The note bears interest at 7.5% per annum and requires monthly payments of principal and interest over an 24 month period. In exchange for funding this loan, HFS is also entitled to receive a monthly royalty fee equal to 12% of the casino's gaming revenues. Included in the consolidated results of operations for fiscal 1995 are approximately
           $810,000 of such royalties.

           Maturities of long-term debt for each of the five years ending subsequent to June 30, 1995 are as follows:

                                                   1996                              $  3,995,000
                                                   1997                                 3,927,000
                                                   1998                                 2,825,000
                                                   1999                                 1,670,000
                                                   2000                                 1,723,000
                                                   Thereafter                          87,257,000

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                    Years Ended June 30, 1993, 1994 and 1995


5.         STOCKHOLDERS' EQUITY

           The Company's Articles of Incorporation authorize the issuance of up to 10,000,000 shares of special stock, par value $.10 per share ("Special Stock"). Special Stock consists of non-voting stock where no holder of the Special Stock shall be entitled to vote at any meeting of stockholders or otherwise, except as otherwise may be specifically provided by law or as approved by the Board of Directors in certain limited circumstances at the time of the stock issuance. The Special Stock may be issued from time to time in one or more series, each series having such designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions as shall be stated and expressed in the resolution providing for the issuance of Special Stock or any series thereof adopted by the Board of Directors. The Board has designated an initial series of Special Stock as "Non-voting Junior Convertible Special Stock" which consists of 1,333,333 shares (the
           "Initial Series"). The Company's Articles of Incorporation provide that the Initial Series is intended to have the same rights as the Common Stock except that the Initial Series has no voting rights and a $.01 per share liquidation preference. At June
           30, 1995, only the Initial Series of Special Stock was outstanding. The Initial Series is convertible on a share for share basis into shares of Common Stock of the Company.

           In 1984, the Company created an Employee Stock Option Plan (the "1984 Plan") that provides for the issuance of up to 2,000,000 shares of common stock to Company employees and directors. At June 30, 1995, there were incentive stock options covering 207,000 shares and non-qualified stock options covering 10,000 shares outstanding under the 1984 Plan.

           At June 30, 1994 there were incentive stock options covering 376,000 shares and non-qualified stock options covering 15,000 shares outstanding under the 1984 Plan. Generally, options are granted at the fair market value of the Company's Common
           Stock at the date of the grant and become exercisable over five years.

           In 1992, the Company created the 1991 Long Term Incentive Plan (the "Incentive Plan") that, as amended, provides for the issuance of up to 3,000,000 shares of common stock to Company employees and directors. At June 30, 1995 there were incentive stock options covering 2,400,834 shares outstanding under the Incentive Plan. At June 30, 1994 there were incentive stock options covering 1,099,500 shares outstanding under the Incentive Plan. Generally, options are granted at the fair market value of the Company's Common Stock at the date of the grant and become exercisable over five years.

           Transactions involving stock options are summarized as follows:

                                                                                             Options Outstanding
                                                                                         Shares         Exercise Price
                                Balance, June 30, 1992                                  1,546,150          1.375-8.750
                                           Granted                                        300,000          5.875-8.750
                                           Exercised                                     (590,700)         1.375-4.875
                                           Cancelled                                       (3,600)               3.875

                                Balance, June 30, 1993                                  1,251,850          1.375-8.750
                                           Granted                                        690,500         6.500-10.125
                                           Exercised                                     (393,850)         1.625-4.000
                                           Cancelled                                      (58,000)         2.125-4.000

                                Balance, June 30, 1994                                  1,490,500         1.375-10.125
                                           Granted                                      1,598,334          5.750-8.000
                                           Exercised                                     (186,000)         1.375-4.000
                                           Cancelled                                     (285,000)        3.500-10.000

                                Balance, June 30, 1995                                  2,617,834          1.625-9.250

                                Exercisable at June 30, 1995                              825,600          1.625-9.250

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                    Years Ended June 30, 1993, 1994 and 1995

5.         STOCKHOLDERS' EQUITY (Continued)

           Also at June 30, 1995, Mr. Wilms held warrants to purchase 2,000,000 shares of Common Stock at $2.50 per share, subject to adjustment. These warrants were issued in connection with the funding of the $6,500,000 five year subordinated loan for VSI.

           Upon closing of the private placement of the Company's 7.5% Convertible Subordinated Debentures and the $5 million equity investment by Kirkland-Ft. Worth Investment Partners, L.P. ("Kirkland") on September 21, 1993, the Company issued warrants to purchase up to 2,750,000 shares of Common Stock at $1.50 per share to Kirkland. These warrants are exercisable one year after the grant date and only after the market price of the Common Stock reaches certain predetermined levels. Under the same terms, the Company issued warrants to purchase 1,250,000 and 30,000 shares of Common Stock to Gaming Systems Advisors, L.P. ("GSA") and L.H. Friend, Weinress & Frankson, Inc. ("Friend"), respectively. The
           Company also issued warrants to purchase 500,000 and 250,000 shares of Common Stock at $8.25 per share to the initial purchasers of the Debentures, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") and Oppenheimer & Co., Inc.
           ("Oppenheimer"), respectively. Under the same general terms and conditions, DLJ may earn warrants to purchase an additional 250,000 shares of the Company's Common Stock. In fiscal 1995, in connection with the commencement of their employment with the Company, Steve Greathouse, the Company's Chairman of the Board,President and Chief Executive
           Officer and Dr. Craig Fields, Vice Chairman of the Board were each granted warrants to purchase 250,000 shares of common stock on the same terms as the Kirkland warrants described above.

           As of June 30, 1995, none of the warrants granted to Kirkland, GSA, Friend, Greathouse or Fields are exercisable.


6.         INCOME TAXES

           The Company generally accounts for income taxes and files its income tax returns on a consolidated basis. However, VSI, in which the Company holds 100% of the voting interests, has previously filed its income tax returns on a separate basis and was not consolidated for tax purposes. During the quarter ended December 31, 1994, the Company determined that VSI can be consolidated for tax purposes. As a result, the Company filed for and has received a refund of estimated income taxes paid for fiscal year 1994.

           Effective July 1, 1993, the Company adopted Financial Accounting Standard No. 109 Accounting for Income Taxes, prospectively. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary are expected to be recovered or settled. Under Statement
           109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                   ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                     Years Ended June 30, 1993, 1994 and 1995


6.         INCOME TAXES (continued)

           The federal and state income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 1995 are presented below.

                                                                                           1994                 1995
                                                                                                (in thousands)
           Deferred Tax Assets:
                      Net Operating Loss Carryforwards                                   $  8,495            $  12,470
                      Inventory Obsolescence Reserve                                          578                  179
                      Receivables, Bad Debt Allowance                                         472                  564
                      Organization and Start-up Costs                                         267                  172
                      Reserves for abandoned projects                                       1,577                1,356
                      Other                                                                   307                  566
           Total gross deferred tax assets                                                 11,696               15,307
           Less:  Valuation allowance                                                     (10,615)             (13,908)
           Net deferred tax assets                                                       $  1,081             $  1,399

           Deferred tax liabilities:
                      Property and equipment, principally due to
                         depreciation differences                                           1,218                1,399
           Total gross deferred tax liabilities (in 1995,
               $194 is included in accrued expenses)                                        1,218                1,399
           Net deferred tax assets (liabilities)                                         $   (137)            $    ---

           The valuation allowance for deferred tax assets as of June 30, 1994 was $10,615,000. The net change in the total valuation allowance for the twelve months ended June 30, 1995 was an increase of $3,293,000.

           At June 30, 1995, the Company has estimated net operating loss carryforwards for federal income tax purposes of approximately $36,678,000 which are available to offset future federal taxable income, if any, expiring in the years 2007 through 2010.


           A reconciliation of the Company's provision for income tax expense as compared to the tax benefit calculated by applying the statutory federal tax rate to the loss before income taxes follows.

                                                                                            1994                 1995
                                                                                                  (in thousands)

                                Statutory Rate                                            $(4,202)             $(3,565)
                                Meals, entertainment                                            3                   27
                                State Income Taxes                                             33                   67
                                Tax losses for which no
                                    current benefit is recognized                           4,385                3,736
                                Alternative Minimum Tax                                        22                  ---
                                                                                          $   241              $   265

                    ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                      Years Ended June 30, 1993, 1994 and 1995

6.         INCOME TAXES (continued)

           The components of the Company's income tax expense for the year ended June 30, 1995 are:

                                                                                            1994                 1995
                                                                                                   (in thousands)

                                Federal - current                                          $   73               $  ---
                                State - current                                                31                  102
                                Federal - deferred                                            118                  163
                                State - deferred                                               19                  ---
                                           Total                                           $  241               $  265


7.         STATEMENTS OF CASH FLOWS

           The following supplemental information is related to the Consolidated
           Statements of Cash Flows.  In fiscal 1995, the
           Company reclassified approximately $212,000 from receivables to intangible assets and reclassified other assets of approximately $1,099,000 to property and equipment ($1,074,000) and receivables ($25,000). Additionally, numerous non-cash items related to the Company's acquisition of the general partnership interest in RCVP impacted the statement of cash flows. The most significant of these non-cash items included non-cash additions to property, plant and equipment of approximately $23,400,000 and additions to total debt of approximately $13,839,000. See also Note 11.

           In fiscal 1994, the Company reclassified approximately $1,445,000 of accounts receivable to intangible assets ($1,393,000) and property and equipment ($52,000) on a net basis.

           Payments for interest expense in 1993, 1994 and 1995 were approximately $4,408,000, $4,690,000 and $7,102,000 respectively.


























                     ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                       Years Ended June 30, 1993, 1994 and 1995

8.         INTERIM FINANCIAL INFORMATION (Unaudited)

           Following is the unaudited quarterly results of the Company for the years ended June 30, 1994 and 1995. This information is not covered by the Independent Auditors' Report.


                                                                                                              Primary
                                                                                             Net               Income
                                                                    Total                   (Loss)           (Loss) Per
                                                                   Revenues                 Income            Share(1)
                                                                     (Dollars in thousands, except per share amounts)
           1994

           First Quarter                                            $28,419              $ (1,376)              $ (.14)
           Second Quarter                                            30,566                (1,221)                (.12)
           Third Quarter                                             31,807                   847                  .08
           Fourth Quarter                                            32,262               (11,378)               (1.09)

           1995

           First Quarter                                            $30,824              $ (1,926)              $ (.18)
           Second Quarter                                            31,514                (3,090)                (.28)
           Third Quarter                                             31,439                (1,775)                (.16)
           Fourth Quarter                                            38,211                (3,960)                (.34)

           (1) The sum of the income (loss) per share for the four quarters, which are based on average shares outstanding during each quarter, does not equal income (loss) per share for the year, which is based on average shares outstanding during the year.



9.         RELATED PARTY TRANSACTIONS

           The Company sold products to Seeben N.V., a company in which Alfred H. Wilms is the brother of a member of the company's board of directors. Sales to this company were approximately $2,000 (1993), $6,000 (1994) and $0 (1995). No accounts receivable were due from this company at June 30, 1994 or June 30, 1995. Sales prices and terms were similar to those of non-affiliated persons.

           In March 1992, Alfred H. Wilms, a director and principal stock holder (and then Chairman and Chief Executive Officer of the Company), committed to provide or cause others to provide a $6,500,000 five year, unsecured, subordinated loan to VSI, a majority-controlled subsidiary of the Company engaged in the Company's Louisiana gaming device route operations. As consideration for this commitment, the Company issued to Mr. Wilms five year warrants to purchase 200,000 shares of Common Stock at $2.50 per share subject to certain adjustments, and agreed to issue an additional warrant to purchase
           1,800,000 shares of Common Stock at $2.50 per share subject to certain adjustments upon complete funding of the loan.
           At June 30, 1993 approximately $6,000,000 of the loan had been funded. The remaining $500,000 was funded in October
           1993 at which time the Company issued to Mr. Wilms the additional warrant for 1,800,000 shares of common stock.

           David Robbins, a director appointed to the Board in July 1994, as a designee of Kirkland Investment Corporation ("KIC"), is employed by the law firm of Kramer, Levin, Naftalis, Nessen, Kamin & Frankel which has represented the Company in various matters related to the Company's growth strategy and its transactions with Kirkland and KIC. The Company paid fees of approximately $1,046,000 and $493,000 to such firm in fiscal 1994 and fiscal 1995, respectively.

           In connection with the agreements with KIC (100% owned by Joel Kirschbaum) and its affiliates and related transactions, the Company has paid to or on behalf of Kirkland and its affiliates a total of approximately $346,000 in fiscal 1994 and $597,000 in fiscal 1995 primarily for reimbursement of expenses incurred on behalf of the Company.

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                    Years Ended June 30, 1993, 1994 and 1995

9.         RELATED PARTY TRANSACTIONS (continued)

           In 1993 and 1994 the Company entered into employment agreements with certain key employees. These agreements range from one to three years in length and cover certain other terms of employment including compensation. As a condition of his employment, in April 1995 the Company issued 250,000 shares of common stock to Steve Greathouse, the Company's
           Chairman, President and Chief Financial Officer and recognized a non-cash charge of $1,313,000 related to this transaction.


10.        COMMITMENTS AND CONTINGENCIES

           The Company leases office space, equipment, warehouse and repair facilities, gaming route locations, casino and other locations under non-cancelable operating leases.

           Future minimum rentals under non-cancelable operating leases at June 30, 1995 are:

           Year                                                       Total                                        Net
           Ended                                                    Minimum              Sublease              Minimum
           June 30                                                  Rentals               Income               Rentals
                                                                                      (In thousands)

           1996                                                   $   8,828              $    921             $  7,907
           1997                                                       6,462                   842                5,620
           1998                                                       6,173                   809                5,364
           1999                                                       5,623                   758                4,865
           2000                                                       3,737                   598                3,139
           Thereafter                                                34,349                 2,757               31,592
                                                                  $  65,172              $  6,685             $ 53,387

           Certain gaming route location leases provide only for contingent rentals based upon a percentage of gaming revenue and are cancelable at any time by either party.

           Operating lease rental expense, including contingent lease rentals, for years ended June 30 was as follows:

                                                                     1993                  1994                 1995
                                                                                      (In thousands)

           Minimum rentals                                         $ 11,727              $ 13,743             $  9,704
           Contingent rentals                                        49,621                55,910               58,113
                                                                     61,348                69,653               67,817
           Sublease rental income                                      (850)               (1,004)              (1,192)
                                                                   $ 60,498              $ 68,649             $ 66,625

           These amounts are included in the cost of gaming revenues on the accompanying Consolidated Statements of Operations.

           In April, 1990, the Company entered into a ten year lease to operate a non-restricted gaming location in Las Vegas, Nevada. The lease commencement date was scheduled to begin no later than 90 days after the construction had been finalized. In
           January, 1991, the Company received notice that the construction was complete; however, upon review of the property, the Company did not believe that construction had been completed.
           In August, 1992, the lessor filed a suit against the Company seeking compensatory and exemplary damages totalling $18,700,000. In fiscal 1992, the Company had accrued a $480,000

                   ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                     Years Ended June 30, 1993, 1994 and 1995

10.        COMMITMENTS AND CONTINGENCIES (continued)

           liability representing back rent owed to the lessor. In February, 1993 the lawsuit was settled and the Company paid the lessor $425,000 in return for resolution of all prior and current disputes regarding the lease terms. The lease calls for monthly rentals of approximately $31,000 and provides for annual increases based on certain indices. At June 30, 1992, the Company sublet the property to a location operator in exchange for the right to operate gaming devices at the property under a space lease arrangement for a period of 10 years beginning December, 1992.

           The Company and Casino Magic Corporation, through wholly owned subsidiaries, are members in Kansas Gaming Partners, LLC ("KGP") and Kansas Financial Partners, LLC ("KFP"), both
           Kansas limited liability companies. Under an option agreement granted to KGP by Camptown Greyhound Racing, Inc. ("Camptown"), KGP has been granted the exclusive right to operate gaming devices and/or casino-type gaming at Camptown's facility if and when such gaming is permitted in Kansas. In September 1994, the Kansas Racing Commission approved a revised financing proposal submitted by Camptown that would facilitate completion of construction of a greyhound racing facility on the 320 acre site in Frontenac, Kansas.
           Camptown has received a $3,205,000 loan commitment which has been guaranteed by KFP. In December 1994, the Company invested $1,580,000 in KFP for its portion of the loan guarantee which was made in the form of a certificate of deposit. Construction of Camptown's racing facility has been completed and the facility opened for business in May 1995. Camptown's obligation to begin to repay the loan guaranteed by KFP commenced in June 1995 with interest only payments.
           Principal repayment is scheduled to commence in June 1996.
           There can be no assurance as to the successful completion or operation of any part of this project.

           The Company is also involved in various claims and legal actions arising in the ordinary course of business. Management of the Company believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.


11.        ACQUISITIONS

           On July 16, 1994, the Rainbow Casino located in Vicksburg, Mississippi permanently opened for business. Through a wholly-owned subsidiary, the Company originally purchased a 45% limited partnership interest in RCVP, a Mississippi limited partnership which owns the casino, all assets (including the gaming equipment) associated with the casino and certain adjacent parcels of land. As consideration for its 45% limited partnership interest, the Company paid $2,000,000 in cash and issued 600,000 shares of its common stock to RCC and its two sole shareholders.
           The 55% general partnership interest in RCVP was held by RCC. In connection with the completion of the casino, the Company, through a wholly-owned subsidiary, funded a $3,250,000 advance to RCC on the same terms as RCC's financing from Hospitality Franchise Systems, Inc. ("HFS") (other than the fact that such advance is subordinate to payments due to HFS).
           On March 29, 1995, the Company consummated certain transactions whereby the Company acquired from RCC the controlling general partnership interest in RCVP and increased its partnership interest. In exchange for the assumption by National Gaming Mississippi, Inc. ("NGM"), a subsidiary of National Gaming Corporation, of approximately $1,140,000 of liabilities (plus a financing fee payable to HFS) related to the completion of certain incomplete elements of the project which survived the opening of the casino (for which RCC was to have been responsible, but failed to satisfy), a related $652,000 cash payment by the Company to NGM and commitments by the Company and NGM to fund additional financing required to complete the project
           (i) a subsidiary of the Company became the general partner and RCC became the limited partner and (ii) the respective partnership interests were adjusted. As a result of these transactions, RCVP assumed $1,304,000 of new debt of which 50% was payable to the Company. Under the adjusted partnership interests, RCC is entitled to receive 10% of the net available cash flows after debt service and other items, as defined (which amount shall increase to 20% of cash above $35,000,000 (i.e., only on such incremental amounts)), for a period of 15 years, such period being subject to one year extensions for each year in which a minimum payment of $50,000 is not made. This transaction was accounted for as an acquisition using the purchase method. Accordingly, the purchase price was allocated to assets acquired based on their estimated fair values. This treatment resulted in no cost in excess of net assets acquired (goodwill) being recognized. The Rainbow Casino's results of operations have been included in the consolidated results of operations since the date of acquisition.

                    ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                      Years Ended June 30, 1993, 1994 and 1995

11.        ACQUISITIONS (continued)

           The following summarized, unaudited pro forma results of operations for the fiscal year ended June 30, 1995, assume the complete acquisition of RCVP occurred on the date the casino permanently opened for business.

                                                                                           1995
                      Revenues                                                         $ 142,051
                      Net loss                                                           (10,862)
                      Net loss per common share                                        $   (0.96)

12.        RECENT DEVELOPMENTS (Unaudited)

           On June 19, 1995, the Company publicly proposed a negotiated acquisition of Bally Gaming International, Inc. ("BGII") for
           $12.50 per share of BGII common stock. Prior to making this offer, the Company had acquired 500,000 shares of BGII stock on the open market and at June 30, 1995 held 1,000,000 shares (approximately 9.3% of BGII's total outstanding shares, based on BGII's most recent public filings) which it acquired at an average cost of approximately $10.41 per share.
           Under the proposed terms of the offer, approximately 60% of BGII shares not held by the Company would be acquired for cash with the remainder exchanged for shares of the Company's common stock. The offer was contingent upon satisfactory due diligence, regulatory and stockholder approval and reasonable financing.
           At the time the offer was made public, the Company requested expedited due diligence, subject to a confidentiality agreement.
           BGII had previously announced a planned merger with WMS Industries, Inc. ("WMS") which included an exclusive period for WMS to negotiate the terms of that proposed merger. WMS's exclusive negotiating period had expired several weeks before the Company's proposal was made without announcement or action on the part of BGII or WMS. On July 25, 1995, after being refused due diligence access and the announcement by BGII that a definitive agreement had been reached to merge with WMS, the Company announced its intent to make a tender offer for BGII. The tender offer was on largely the same terms as the originally proposed acquisition. On the same date, the Company announced it had filed litigation in Delaware Chancery
           Court requesting that the court require BGII to grant the Company due diligence access, enjoin BGII from proceeding with the WMS merger (including a provision therein requiring the sale of BGII's German operations) and declare the breakup fee provided for in the WMS merger to be invalid. The
           Company indicated that it would increase the price per share of BGII stock to $13.00 per share if the breakup fee was declared invalid. The tender offer was conditioned upon the Company being validly tendered a number of shares of BGII stock, which combined with its own holdings of such stock, would give the Company a majority of BGII's outstanding shares. The tender offer commenced on July 28, 1995 and, as extended to date, is currently set to expire on October 3, 1995. Subsequently, the Company announced its intention to proceed with a consent solicitation to elect a majority of independent directors to the BGII Board of Directors. On
           August 14, 1995, the Company, BGII and WMS jointly announced an agreement whereby the parties would hold in abeyance all activities related to pending litigation until September 1, 1995, refrain from commencing new litigation until that same date, BGII would schedule its annual shareholder meeting for consideration of the proposed WMS merger and the election of directors on October 30, 1995, and the Company would extend the expiration date of the tender offer until September
           12, 1995 and refrain from soliciting proxies until September
           1, 1995. On September 1, 1995, the Company disclosed that it had obtained firm financing commitments to fund the tender offer and that such commitments were not conditioned on due diligence of BGII. Accordingly, the Company extended the expiration date of its tender offer to September 29, 1995. BGII and WMS have filed lawsuits against the Company alleging numerous public misrepresentations had been made by the Company with regards to the WMS-BGII agreement, the Company's tender offer and the level of cooperation of BGII's board of directors. The Company considers these claims to be without merit and will mount a vigorous defense against said claims. Subsequent to filing its lawsuit against the Company, BGII adopted a poison pill provision designed to discourage the Company's acquisition efforts. In response to the poison pill adoption, the Company announced it had increased its tender offer to $13.00 per share of BGII common stock and increased to 5,400,000 the number of BGII common shares being sought in the tender offer.
           The increase in the tender offer price is being financed by the Company's cash on hand and the proceeds of an equity private placement of approximately 3,300,000 shares of the Company's non-voting Junior Convertible Special Stock. The proceeds of the private placement include commitments for over $1,000,000 of new investments by certain directors and officers of the Company.

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                    Years Ended June 30, 1993, 1994 and 1995

12.        RECENT DEVELOPMENTS (continued)

           The Company also established a collar on the number of Company shares to be offered in the proposed back-end merger.
           The Company will exchange between 2.167 to 3.059 shares of its common stock for each share of BGII common stock.
           The exact value of the Company's common stock to be used for the exchange ratio will be determined by averaging the closing price of the Company's common stock for a period of ten Nasdaq trading days ending five days prior to the closing of the merger.

                                                                      EXHIBIT 21
                          ALLIANCE GAMING CORPORATION
                        SUBSIDIARIES OF THE REGISTRANT
                              AS OF JUNE 30, 1995


                     Subsidiary                                                                          State of Incorporation

           Casino Electronics, Inc.                                                                    Nevada
           BGII Acquisition Corporation                                                              Delaware
           APT Games, Inc.                                                                             Nevada
                      United Coin Machine Company (1)                                                  Nevada
                      APT Coin Machines, Inc. dba Miss Lucy's (1)                                      Nevada
                      Slot Palace, Inc. dba Quality Inn Casino (1)                                     Nevada
                      Trolley Stop, Inc. dba Trolley Stop Casino (1)                                   Nevada
                      United Games, Inc. (6)                                                           Nevada
                      Mizpah Investments, Inc. dba Mizpah Casino (1)                                   Nevada
                      Plantation Investments, Inc. dba Plantation Casino (1)                           Nevada
                      Double Eagle Hotel and Casino, Inc. (1)                                          Nevada
                      WCAL, Inc. (1)                                                                   Nevada
                                FCJI, Inc. (2)                                                         Nevada
           Foreign Gaming Ventures, Inc.                                                               Nevada
                      Oregon Ventures, Inc. (3)                                                        Nevada
                      Louisiana Ventures, Inc. (3)                                                     Nevada
                                Video Services, Inc. (4)                                            Louisiana
                                Video Distributing Services, Inc. (4)                               Louisiana
                                Southern Video Services, Inc. (5)                                   Louisiana
                      Mississippi Ventures, Inc. (3)                                                   Nevada
                      Mississippi Ventures II, Inc. (3)                                                Nevada
                      United Gaming Rainbow, Inc. (3)                                                  Nevada
                                Rainbow Casino Vicksburg Partnership (7)                          Mississippi
                      United Native American, Inc. (3)                                                 Nevada
                                Native American Investments, Inc. (8)                                Delaware
                      Indiana Gaming Ventures, Inc. (3)                                                Nevada
                      United Gaming of Iowa, Inc. (3)                                                  Nevada
                      Kansas Gaming Ventures, Inc. (3)                                                 Nevada
                                Kansas Gaming Partners, LLC (9)                                        Nevada
                                Kansas Financial Partners, LLC (9)                                     Nevada
                      Vermont Financial Ventures, Inc. (3)                                             Nevada
                      Missouri Ventures II, Inc. (3)                                                   Nevada
                      Alpine Willow Investments, Inc. (3)                                          California
                      Pennsylvania Gaming Ventures I, Inc. (3)                                         Nevada


(1)        100% owned by APT Games, Inc.
(2)        100% owned by WCAL, Inc.
(3)        100% owned by Foreign Gaming Ventures, Inc.
(4)        71% owned by Louisiana Ventures, Inc.
(5)        60% owned by Louisiana Ventures, Inc.
(6)        60% owned by APT Games, Inc.
(7)        General partnership interest owned by United Gaming Rainbow, Inc.
(8)        90% owned by United Native American, Inc.
(9)        50% owned by Kansas Gaming Ventures, Inc.