Form 10-K/A
period 1995-06-30
ALLIANCE GAMING CORP
filed 1995-11-06
CIK 2491

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K/A
                          Amendment No. 1 to Form 10-K

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $29,456,940 as of October 24, 1995.

The number of shares of Common Stock, $0.10 par value, outstanding as of October 24, 1995 according to the records of registrant's registrar and transfer agent, was 11,654,150.

GENERAL

Alliance Gaming Corporation (the "Company" or the "Registrant") hereby amends its Annual Report on Form 10-K for the fiscal year ended June 30, 1995 by deleting its responses to Items 10, 11, 12 and 13, contained in its original filing and replacing such sections and Notes with the following:


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth, as of October 24, 1995, the names of, and certain information with respect to, each of the Company's directors and executive officers.

                                                                                                                Term as
                                                                                                                Director
                    Name                     Age                         Position                               Expires

Steve Greathouse                             44                  Chairman of the Board, President                1997
                                                                 and Chief Executive Officer
Dr. Craig Fields                             49                  Vice Chairman of the Board                      1997
Joel Kirschbaum                              44                  Director                                        1996
Alfred H. Wilms                              51                  Director                                        1997
David Robbins                                36                  Director                                        1995
Shannon L. Bybee                             56                  Executive Vice President - Government Affairs
Anthony L. DiCesare                          33                  Executive Vice President - Development          1996
John W. Alderfer                             51                  Senior Vice President - Finance and Administration,
                                                                 Chief Financial Officer and Treasurer
David D. Johnson                             44                  Senior Vice President - Law and Government
                                                                 Secretary and Corporate Legal Counsel
Robert L. Miodunski                          44                  Sr. Vice President - Nevada Route Group
Robert L. Saxton                             41                  Vice President - Casino Group
Robert M. Hester                             39                  Vice President - Human Resources and Administration
Robert A. Woodson                            45                  Vice President - Regulatory Compliance
Johnann F. McIlwain                          48                  Vice President - Marketing

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

Dr. Craig Fields was appointed a director in October 1994. Dr. Fields was employed by the U.S. Department of Defense Advanced Research Projects Agency ("ARPA") from 1974 to 1990. He joined the Microelectronics and Computer Technology Corporation ("MCC") in 1990 as President and later Chairman and CEO. He left MCC in 1994, and serves as Director of two publicly traded corporations in addition to the Company, Ensco, Inc. and Projectavision, Inc.

Joel Kirschbaum was appointed a director in July 1994. Mr. Kirschbaum is the sole stockholder, director and officer of Kirkland Investment Corporation ("KIC"), which is the sole general partner in Kirkland-Ft. Worth
Investment Partnership, L.P. ("Kirkland"), and of Gaming Systems Advisors, Inc., the sole general partner in Gaming Systems Advisors, L.P. ("GSA"). He has been engaged in operating the businesses of KIC and Kirkland since January 1991 when KIC and Kirkland were established, and GSA, Inc. and GSA since June 1993.
Prior to that time, he worked at Goldman, Sachs & Co. for 13 years, during the last six of which he was a General Partner. When he established KIC and Kirkland, Mr. Kirschbaum resigned his general partnership interest in Goldman, Sachs & Co. and became a limited partner. Mr. Kirschbaum resigned his limited partnership interest in Goldman, Sachs & Co. in November 1993. Mr. Kirschbaum is a graduate of Harvard College and has a joint J.D./M.B.A. degree from Harvard Law School and Harvard Business School.

Alfred H. Wilms has served as a director of the Company since November 1983.
He served as Chief Executive Officer of the Company from December 1984 to July 1994 and as Chairman of the Board of the Company from August 1986 to July 1994. From 1976 through 1989, Mr. Wilms served as President of Wilms Distributing Company, Inc. and Wilms Export Company, N.V., a Belgian company engaged in the distribution of amusement and gaming equipment. From 1971 through 1976, Mr. Wilms held various positions with Bally Continental, including positions in research and development, marketing, sales, gaming operation and management, and, from 1974 through 1979, he served as a director of Bally Manufacturing Corp. Mr. Wilms is currently President and a director of Aqualandia, the largest waterpark in Europe; President and a director of Gibsa, a real estate company located in Spain; and a director of Jardin Parks, a real estate company located in Spain. Mr. Wilms is a citizen and resident of Belgium.

David Robbins was appointed a director in July 1994. Mr. Robbins is an attorney with the New York law firm of O'Sullivan, Graev & Karabell, LLP where he has been practicing since September 1995. Prior to that, he was employed by the New York law firm of Kramer, Levin, Naftalis, Nessen, Kamin & Frankel, where he was employed since May 1993. Prior to that time, since September 1984, he was employed by the New York law firm of Cahill Gordon & Reindel. Mr. Robbins is a graduate of the Wharton School of the University of Pennsylvania and New York University Law School.

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


Stockholders Agreement

On July 14, 1994, as contemplated by the Stockholders Agreement, the Company's Board of Directors was reconfigured to consist of four persons designated by KIC and three persons designated by Mr. Wilms. The Stockholders Agreement and related transactions are more fully described in the Company's Forms 8-K dated June 25, 1993, September 21, 1993 and July 14, 1994 and in its Information Statement dated June 29, 1994. On October 20, 1994, the Stockholders Agreement was amended to reconfigure the Board of Directors to consist of four persons designated by KIC, one person designated by Mr. Wilms and two new directors designated by a majority of the Board of Directors. Accordingly, on October 20, 1994 Mr. Greathouse and Dr. Fields were appointed to the Board. As amended, the Stockholders Agreement also provides that Mr. Wilms may designate two persons (the "Advisors") who shall be observers of, and advisors to, the Board of Directors and who will be entitled to attend all of the Company's Board of Directors' meetings and receive all information furnished to members of the Board. Mr. Wilms and/or at least one Advisor will be entitled to attend all meetings of the committees of the Company's and its subsidiaries' Board of Directors.


Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities ("Insiders"), to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock. Insiders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) reports filed by such persons.

To the Company's knowledge, based solely on its review of the copies furnished to the Company and written representations from certain Insiders that no other reports were required, during the fiscal year ended June 30, 1995 all Section 16(a) filing requirements applicable to Insiders were met.

ITEM 11.     EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or to be paid by the Company to the Company's chief executive officer and its four other most highly compensated executive officers receiving over $100,000 per year for services rendered in all capacities to the Company during the fiscal year ended June 30, 1995 (the "Named Executive Officers"):

Summary Compensation Table*

                                                      Fiscal                                        Long-term
                                                       Year          Annual Compensation          Compensation
Name and Principal Position                           Ending                         Other Annual                    All Other
                                                     June 30,    Salary     Bonus    Compensation    Options        Compensation
                                                                                                                         (1)

Steve Greathouse (2)                                  1995     $338,462  $1,312,500       -          500,000          $4,638
  President, Chairman of the Board and                1994            -           -       -                -               -
   Chief Executive Officer                            1993            -           -       -                -               -

Shannon L. Bybee (3)                                  1995      180,577           -      (4)               -          13,398
  Executive Vice President-Government                 1994      271,154     400,000      (4)         315,000          20,588
    Affairs                                           1993            -           -       -                -               -

John W. Alderfer                                      1995      228,756           -      (4)         150,000          19,127
  Senior Vice President, Treasurer and                1994      222,137      50,000      (4)               -          19,622
   Chief Financial Officer                            1993      164,615           -      (4)               -          21,066

Robert L. Miodunski                                   1995      175,000      75,000      (4)               -           4,816
  Senior Vice President-Nevada Route                  1994       47,115      15,000      (4)          85,000             807
   Operations                                         1993            -           -       -                -               -

Robert L. Saxton                                      1995      175,000      35,000      (4)               -           5,988
  Vice President-Casino Operations                    1994      123,077      15,000      (4)         110,000           5,723
                                                      1993      106,346      15,000      (4)               -           7,283

_______________
* As used in the tables provided under the caption "Executive Compensation, " the character "_" is used to represent "zero."

(1) "All Other Compensation" includes (i) contributions made by the Company to the Company's Profit Sharing 401(k) Plan in the amounts of $0, $924, $1,744, $0 and $202, for 1995 on behalf of Mr. Greathouse, Mr. Bybee,
      Mr. Alderfer, Mr. Miodunski and Mr. Saxton, respectively, payments of $0, $3,252, $0 and $2,071 for 1994 for Mr. Bybee, Mr. Alderfer, Mr. Miodunski and Mr. Saxton, respectively, and $2,472 and $1,850 for 1993 on behalf of Mr. Alderfer and Mr. Saxton, respectively and (ii) payments made by the Company in the amounts of $4,638, 12,474, $17,383, $4,816 and $5,786 for 1995 on behalf of Mr. Greathouse, Mr. Bybee, Mr. Alderfer, Mr. Miodunski and Mr. Saxton, respectively, payments of $20,588, 16,371,
      $807 and $3,652 for 1994 for Mr. Bybee, Mr. Alderfer, Mr. Miodunski and Mr. Saxton, respectively, and $18,594 and $5,433 for 1993 on behalf of Mr. Alderfer and Mr. Saxton, respectively, in connection with their health, life and disability insurance.
(2) Mr. Greathouse joined the Company as President and Chief Executive Officer in August 1994 and assumed the position of Chairman of the Board of Directors in March 1995.
(3) Mr. Bybee joined the Company in July 1993 as President and Chief Operating Officer. On July 15, 1994, he assumed the role of Executive Vice President_Government Affairs.
(4) The aggregate amount of such compensation to be reported herein is less than the lesser of either $50,000 or 10 percent of the total annual salary and bonus reported for the named executive officer.
(5) The cash bonus attributable to fiscal 1994 was paid in the first quarter of fiscal 1995.
(6) The cash bonus attributable to fiscal 1995 was paid in the first quarter of fiscal 1996.

Option/SAR Grants in Last Fiscal Year

The following table relates to options granted during the fiscal year ended June 30, 1995:

                                                                                            Potential Realizable
                                                                                                 Value at
                                                 Individual Grants                                Assumed Annual Rates
                                             % of Total                                         of Stock
                                               Granted                                     Price Appreciation for
                            Options        to Employees in     Exercise      Expiration         Option Terms
Name                        Granted          Fiscal Year         Price          Date          5%           10%

Steve Greathouse            250,000             11.12%          $5.750         7/25/04    $905,000    $2,290,000
                             83,333 (1)          3.71%           1.500               _           _     1,279,995
                             83,333 (1)          3.71%           1.500               _           _     1,279,995
                             83,334 (1)          3.71%           1.500               _           _     1,280,010
Shannon L. Bybee                  _                 _                _               _           _             _
John W. Alderfer            150,000              6.67%           5.875         2/22/03     554,250     1,404,750
Robert L. Miodunski               _                 _                _               _           _             _
Robert L. Saxton                  _                 _                _               _           _             _

(1) Grant of warrants to purchase up to 250,000 shares of Common Stock which vest one year after the grant date and in three equal tranches when the market price of the Common Stock reaches $11, $13 and $15 per share, respectively.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

The following table relates to options exercised during the fiscal year ended June 30, 1995 and options outstanding at June 30, 1995:

                                                         Number of Unexercised             Value of Unexercised
                                                              Options at                 In-the-Money Options at
                            Shares                           June 30, 1995                    June 30, 1995
                          Acquired on       Value     Exercisable   Unexercisable      Exercisable   Unexercisable
Name                       Exercise        Realized

Steve Greathouse                 _               _             _         500,000                _      $3,031,250
Shannon L. Bybee                 _               _       105,000         210,000                _               _
John W. Alderfer                 _               _        87,000         150,000         $527,438         909,375
Robert L.Miodunski               _               _        17,000          68,000                _               _
Robert L. Saxton             6,000          34,050        46,000          92,000          145,500          24,250

Director's Compensation

Directors of the Company who are also employees are not separately compensated for their services as directors. Fee arrangements with other Directors of the Company are presently as follows: (i) Mr. Kirschbaum, $250,000 per year for all services as a Director and member of the Nominating Committee; (ii) Dr. Fields, $250,000 per year for all services as Vice Chairman of the Board and Chairman of the Executive Committee; (iii) Mr. Wilms, $150,000 per year for all services as a Director and member of various committees; and (iv) Mr. Robbins, $35,000 per year for all services as a Director and member of various committees. Directors are also reimbursed for their reasonable out-of-pocket expenses incurred on Company business. From time to time in the past, directors have also been provided with stock options.

Cash compensation arrangements with Advisors are presently as follows: (i) Dr. Scheinman, an aggregate of $140,000 per year for all services as an Advisor and a consultant; and (ii) Mr. Sosin, $45,000 per year. In addition, Dr. Scheinman holds currently exercisable options to purchase an aggregate of 36,111 shares of Common Stock at a weighted average exercise price of $6.46 per share and Mr. Sosin holds currently exercisable options to purchase an aggregate of 45,000 shares of Common Stock at a weighted average exercise price of $4.54 per share. See "Certain Transactions."

Employment and Severance Arrangements

The Company has agreed to employ Mr. Greathouse for a term of three years at a base salary of $400,000, plus a bonus to be determined by the Board of Directors. In addition, Mr. Greathouse received (i) 250,000 shares of Common Stock, (ii) warrants to purchase 250,000 shares of Common Stock on terms substantially similar to the warrants issued to GSA in September 1993 ("Incentive Warrants"), which Incentive Warrants became exercisable in August 1995, and (iii) options to purchase 250,000 shares of Common Stock at $5.75 per share pursuant to the Company's 1991 Stock Option Plan ("Employee Options"), which Employee Options will vest ratably over a three-year period. The terms of the Incentive Options may be changed, and the exercisability of the Incentive Warrants and the Employee Options may be accelerated, under certain circumstances. The arrangement with Mr. Greathouse will entitle him to receive coverage under Company welfare plans and the reimbursement of certain expenses.

The Company is party to an Amended Executive Severance Agreement with Shannon L. Bybee (the "Severance Agreement"). The Severance Agreement provides, among other things, that Mr. Bybee is entitled to be retained by the Company for a three-year period from the time of Mr. Greathouse's election as President in August 1994 for an annual fee of $150,000 per year. In addition, Mr. Bybee received options to purchase 315,000 shares of Common Stock at an exercise price of $7.625 per share, vesting annually over a three-year period commencing July 26, 1994 with an expiration date of July 26, 2003. Mr. Bybee currently holds the positions of Executive Vice President - Government Affairs and Special Advisor to the Board of Directors.

The Company is party to an Employment Agreement, dated February 23, 1993, with Mr. Alderfer. Such Employment Agreement generally provides for the preservation of Mr. Alderfer's employment for a period of three years following certain changes in control of the Company. During each year in this three-year period, Mr. Alderfer, unless he is terminated by the Company "for cause" (as defined), or resigns for other than "good reason"
(as defined,) will be entitled to receive (i) an annual salary not less than his then current annual salary, (ii) a bonus no less than the lesser of (a) the bonus, if any, specified for him in the Company's incentive compensation program for fiscal 1995 or (b) the average of the bonuses paid to him for the three immediately preceding years and (iii) continuation of benefits under any employee benefit plan or bonus plan which the Company provides for its employees. In addition, Mr. Alderfer's Employment Agreement provides that in the event he is terminated by the Company other than "for cause" or resigns from the Company for "good reason," all options to purchase Common
Stock held by him will immediately vest. In May 1994, Mr. Alderfer's Employment Agreement was amended to provide for a specified additional bonus and for the calculation of future year increases in base compensation.

The Company is party to an Employment Agreement with Mr. Miodunski which generally provides for a base salary of $175,000 per year, participation in the Company's compensation programs for corporate officers, receipt of 85,000 stock options under the 1991 Plan to vest over a five year period, and severance benefits of one years' base salary if Mr. Miodunski is terminated prior to March 1998 without cause.

The Company is party to an Employment Agreement with Ms. McIlwain which generally provides for a two-year term from June 1, 1994 at a base salary of $130,000 per year, participation in the Company's compensation programs for corporate officers, receipt of 60,000 stock options under the 1991 Plan to vest over a five-year period, and severance benefits of one years' base salary if Ms. McIlwain is terminated without cause.


Compensation Committee Interlocks and Insider Participation

During the year ended June 30, 1995, the Compensation Committee of the Board of Directors of the Company met one time. The Compensation Committee is currently comprised of Mr. Wilms and Mr. Robbins. During such fiscal year, the entire Board of Directors generally participated in deliberations concerning the compensation of the Company's executive officers. Mr. Wilms served as the Company's Chief Executive Officer from December 1984 to July 1994. Dr. Scheinman served as the Company's Chief Operating Officer from January
1988 to September 1990 and as President of the Company from December 1988 to September 1990. Other than current positions disclosed in the previous tables, no other member of the Company's Board of Directors was an officer or employee of the Company or any subsidiary during the fiscal year ended June 30, 1995 or is a former officer of the Company or any subsidiary.

Since July 1, 1994, certain directors have been involved in certain transactions in which the Company was a party and in which the amount involved exceeded $60,000. See "Certain Transactions."

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of October 13, 1995 with respect to the beneficial ownership of the Company's Common Stock, which constitutes the Company's only outstanding class of voting securities, by
(i) each person who, to the knowledge of the Company, beneficially owned more than 5% of the Common Stock, (ii) each director of the Company, (iii) the Named Executive Officers and (iv) all executive officers and directors of the Company as a group:

                                         Amount of
Name of Beneficial Owner            Beneficial Ownership        Percent of Class(1)

Alfred H. Wilms                          7,034,082 (2)                46.9%
Joel Kirschbaum
Kirkland Investment Corporation
Kirkland-Ft. Worth
 Investment Partners, L.P.
   9 West 57th Street
   47th Floor
   New York, New York  10019             1,333,333 (3)                10.3%
Gaming Systems Advisors, L.P.
  9 West 57th Street
  47th Floor
  New York, New York 10019                       _ (4)                   _
Steve Greathouse                           332,500 (5)                 2.5%
Anthony L. DiCesare                              _ (6)                   _
Dr. Craig Fields                           125,000 (7)                   *
David Robbins                                    _                       _
Shannon L. Bybee                           210,000 (8)                   *
John W. Alderfer                           162,000 (9)                   *
David D. Johnson                                 _                       _
Robert L. Miodunski                         17,000(10)                   *

All executive officers and directors
   as a group (14 persons)               9,294,615(11)                59.3%

_______________________
*       Less than 1%.
(1) Excludes the effect of (a) the issuance of (i) 2,750,000 Investment Warrants to Kirkland in connection with the Kirkland Investment and
        (ii) 1,250,000 Incentive Warrants to GSA pursuant to the GSA Advisory Agreement, (b) the issuance, or potential future issuance, to the initial purchasers of the Convertible Debentures of warrants to purchase up to 1,030,000 shares of Common Stock (of which 780,000 had been issued as of the date of this table), (c) 8,500,000 shares of Common Stock issuable upon the conversion of Convertible Debentures or
        (d) shares covered by employee stock options other than those deemed beneficially owned by executive officers and directors. All percentage calculations assume that the 1,333,333 outstanding shares of Non-Voting Junior Convertible Special Stock (the "Special Stock"), all of which are held of record by KFW, have been converted into a like number of shares of Common Stock.
(2) Includes 2,000,000 shares represented by the warrants issued to Mr. Wilms. Mr. Wilms' mailing address is 4380 Boulder Highway, Las Vegas, Nevada 89121. See "Certain Transactions."
(3) Based upon information contained in a Schedule 13D provided to the Company by such persons (except as to percent of class) which indicated that each of them held sole voting and disposition over all such shares. Consists of 1,333,333 shares of Special Stock, each of which is immediately convertible into one share of Common Stock. Of such shares, certain amounts have been or may be sold or distributed to L.H. Friend, Weinress & Frankson, Inc., Mr. DiCesare and, possibly, certain other persons, as set forth in the Schedule 13D provided to the Company by Joel Kirschbaum, KIC, KFW and GSA.
(4) Based upon information contained in a Schedule 13D provided to the Company by such person jointly with Joel Kirschbaum, KIC and KFW.
(5)     See "Executive Compensation - Employment and Severance Arrangements."
(6) Based upon information contained in a Schedule 13D provided to the Company by Joel Kirschbaum, KIC, KFW and GSA. As set forth in such
        Schedule 13D, Mr. DiCesare has certain rights to receive a portion of the securities that KIC would be entitled to receive upon dissolution of KFW and that GSA, Inc. would be entitled to receive upon dissolution of GSA.

                                         (footnotes continue on following page)

____________________
(7) Includes 125,000 shares subject to options that are currently exercisable or will become exercisable within 60 days.
(8) Includes 210,000 shares subject to options that are currently exercisable or will become exercisable within 60 days.
(9) Includes 162,000 shares subject to options that are currently exercisable or will become exercisable within 60 days.
(10) Includes 17,000 shares subject to options that are currently exercisable or will become exercisable within 60 days.
(11) Includes (i) 2,676,200 shares subject to options and warrants that are currently exercisable or will become exercisable within 60 days and (ii) 1,333,333 shares of Special Stock convertible on a share-for-share basis for shares of Common Stock.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March 1992, Mr. Wilms committed to provide a $6.5 million five-year, unsecured, subordinated loan (the "VSI Loan") to the Company's majority controlled subsidiary, Video Services, Inc. ("VSI"). As consideration for this commitment, the Company issued to Mr. Wilms five-year warrants to purchase 200,000 shares of Common Stock at $2.50 per share and agreed to issue an additional warrant to purchase 1,800,000 shares of Common Stock at a purchase price of $2.50 per share upon funding of the full amount of such loan. Mr. Wilms was entitled to one demand and unlimited piggyback registration rights for the Common Stock underlying the warrants. The exercise price of the warrants (the "Wilms Warrants") was determined based on an analysis of, and fairness opinion with respect to, the transaction and on the price range of the Common Stock during a period prior to announcement of the Company's expansion into Louisiana. The last reported sale price of the Common Stock on the NASDAQ National Market System on March 2, 1992 (the date the Company announced its expansion into Louisiana), March 24, 1992 (the date of the fairness opinion referred to above) and March 27, 1992 (the date Mr. Wilms committed to provide the $6.5 million loan to VSI), was $6.375, $8.625 and $8.125 per share, respectively. The VSI loan, as amended, requires quarterly interest and principal payments with an interest rate equal to 200 basis points above the London InterBank Offered Rate, adjusted quarterly. The VSI Loan is currently held by N.V. Continental Trust Company ("CTC"), a Belgian corporation owned by Mr. Wilms and members of his family.

The amended VSI Loan matures on September 1, 1998 and provides for quarterly principal payments beginning September 1, 1993, rising from approximately $280,000 to $360,000 over its term. CTC has funded the full $6.5 million original principal amount of the amended VSI Loan and the Company has issued to Mr. Wilms the warrant to purchase 1.8 million shares of Common Stock. Pursuant to the amended VSI Loan, the maturity date of the VSI loan was extended one year and the terms of the Wilms Warrants were also amended to extend their exercise period to September 1, 1998 and to provide for a "cashless" exercise of the Wilms Warrants under certain circumstances. In a cashless exercise, Mr. Wilms would receive the number of shares of Common Stock of the Company equal to that for which a Wilms Warrant is then being exercised less that number of shares having a fair market value equal to the exercise price for those shares covered by such exercise. In addition, Mr. Wilms will be permitted to surrender all or part of CTC's note evidencing the amended VSI Loan in payment of the cash exercise price of the Wilms Warrants. Mr. Wilms' one demand and unlimited piggyback registration rights with respect to the shares deliverable under the Wilms Warrants were modified to conform them procedurally with those in the Stockholders Agreement. No change was made in the interest rate applicable to the amended VSI Loan (from VSI Loan) or in the number of shares or the exercise price of the Wilms Warrants. The Company agreed to pay
Mr. Wilms out-of-pocket expenses incurred in connection with the transactions with Kirkland, the restructuring of the VSI Loan and the related documentation in an aggregate amount of $201,750. As of June 30, 1995 the aggregate amount of the amended VSI Loan outstanding was approximately $4.1 million.

In connection with its retention of GSA for financial advisory services, the Company has issued to it warrants to purchase Common Stock as provided in the GSA Advisory Agreement.

During fiscal 1995, David Robbins, a director of the Company appointed to the Board of Directors in July 1994, was employed by the law firm of Kramer, Levin, Naftalis, Nessen, Kamin & Frankel which has represented the Company in various matters.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ALLIANCE GAMING CORPORATION




Date:  October 26, 1995                By   /s/ John W. Alderfer
                                       Name:  John W. Alderfer
                                       Title: Senior Vice President, Treasurer
                                              and Chief Financial Officer