Form 10-K/A
period 1995-06-30
ALLIANCE GAMING CORP
filed 1995-11-06
CIK 2491

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K/A
                          Amendment No. 2 to Form 10-K

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

GENERAL

Alliance Gaming Corporation (the "Company" or the "Registrant") hereby amends its Annual Report on Form 10-K for the fiscal year ended June 30, 1995 by deleting its responses to Item 11 contained in its original filing and replacing such sections and Notes with the following:



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
Name                       Exercise        Realized

Steve Greathouse                 _               _             _         500,000                _      $3,031,250
Shannon L. Bybee                 _               _       105,000         210,000                _               _
John W. Alderfer                 _               _        87,000         150,000         $527,438         909,375
Robert L.Miodunski               _               _        17,000          68,000                _               _
Robert L. Saxton             6,000          34,050        46,000          92,000          278,875         557,750

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