Form 10-Q
period 1995-09-30
ALLIANCE GAMING CORP
filed 1995-11-14
CIK 2491

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
            For the Quarter ended September 30, 1995

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

The   number  of  shares  of  Common  Stock,  $0.10  par   value,
outstanding as of November 13, 1995 according to the records of the registrant's registrar and transfer agent, was 11,654,150. On the same date, the number of shares outstanding of non voting Junior Convertible Special Stock, $0.10 par value, was 1,333,333.












                           I N D E X



PART I.    FINANCIAL INFORMATION                                         Page


Item 1.   Unaudited Financial Statements

     Unaudited Condensed Consolidated Balance Sheets
            as of June 30, 1995 and September 30, 1995                      3

     Unaudited Condensed Consolidated Statements of Operations
           for the three months ended September 30, 1994 and 1995           5

     Unaudited Condensed Consolidated Statements of Cash Flows
           for the three months ended September 30, 1994 and 1995           6

     Notes to Unaudited Condensed Consolidated Financial
           Statements                                                       7

Item  2.  Management's  Discussion and  Analysis  of  Financial
          Condition and Results of Operations                              11



PART II.  OTHER INFORMATION


Item  6.  Exhibits and reports on Form 8-K                                 14


SIGNATURES                                                                 15













                             PART 1

          ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
        UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                             ASSETS

                                                           June 30      Sept 30
                                                            1995         1995
                                                             (In thousands)
Current assets:
   Cash cash equivalents securities available
    for sale                                              $ 37,414     $ 34,561
   Receivables, net                                          3,316        4,791
   Inventories                                                 714          705
   Prepaid expenses                                          4,148        3,496
   Refundable income taxes                                     361           49
   Other                                                       156          107

        Total current assets                                46,109       43,709

Property and equipment:
   Land                                                     17,296       17,296
   Building and improvements                                 8,822        8,822
   Gaming equipment                                         36,396       37,144
   Furniture, fixtures and equipment                        11,582       11,341
   Leasehold improvements                                    5,372        5,282
   Construction in Progress                                     30        1,052
                                                            79,498       80,937
   Less accumulated depreciation and amortization           29,146       30,265

        Property and equipment, net                         50,352       50,672

Other assets:
   Receivables, net                                          5,309        4,986
   Excess of costs over net assets of an acquired business,
     net of accumulated amortization of $585 and $629        3,842        3,798
   Intangible assets, net of accumulated amortization of
    $5,516 and $5,429                                       12,405       11,779
   Deferred tax assets                                       1,399        1,935
   Investment in minority owned subsidiary                   1,585        1,585
   Other                                                     5,347        5,241

        Total other assets                                  29,887       29,324

             Total Assets                                 $126,348     $123,705




                          (continued)





          ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
        UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND STOCKHOLDERS' EQUITY


                                                            June 30     Sept 30
                                                              1995       1995
                                                               (In thousands)

Current liabilities:
   Current maturities of long-term debt                  $   3,995    $   4,002
   Accounts payable                                          1,758        1,487
   Accrued expenses, including related parties of
    $931 and $570                                            8,610        8,957

        Total current liabilities                           14,363       14,446

Long-term debt, less current maturities                     97,402       96,599
Deferred tax liabilities                                     1,399        1,935
Other  liabilities                                           2,556        2,330

         Total liabilities                                 115,720      115,310

Commitments and contingencies

Minority interest                                              643          787

Stockholders' equity:
   Common stock, $0.10 par value; authorized 175,000,000
    shares; issued and outstanding 11,654,150 and
    11,654,150                                               1,165        1,165
   Special stock, $0.10 par value; authorized 10,000,000
    shares; issued and outstanding 1,333,333 and
    1,333,333                                                  133          133
   Paid-in capital                                          32,134       32,134
   Unrealized  gain  (loss)  on securities  available
    for sale                                                  (316)         725
      Accumulated deficit                                  (23,131)     (26,549)
         Total stockholders' equity                          9,985        7,608

            Total liabilities and stockholders' equity   $ 126,348    $ 123,705









   See notes to condensed consolidated financial statements.


          ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

         Three Months Ended September 30, 1994 and 1995



                                                              1994       1995
                                                              (In thousands,
                                                                except per
                                                               share amounts)
Revenues:
   Gaming
        Routes                                            $  25,717   $  26,296
         Casinos and taverns                                  4,065      11,190
    Food and beverage sales                                   1,032       1,052
    Net equipment sales                                          10           3

                                                             30,824      38,541
Costs and expenses:
   Cost of gaming
         Routes                                              19,101      20,212
         Casinos and taverns                                  2,407       5,158
    Cost of food and beverage                                   723         757
    Cost of equipment sales                                       6         ---
   Selling, general and administrative                        3,297       4,505
   Business development expenses                              1,543       5,365
    Corporate expenses                                        1,977       1,522
    Depreciation and amortization                             2,304       2,487

                                                             31,358      40,006

Operating loss                                                 (534)     (1,465)
Other income (expense):
    Interest income                                             704         426
    Interest expense                                         (1,945)     (2,208)
    Minority share of income                                    (72)       (144)
    Other, net                                                  110        (498)

Loss before income taxes                                     (1,736)     (3,889)

Income tax benefit (expense)                                   (190)        471

Net loss                                                   $ (1,926)   $ (3,418)

Loss per share of common stock                              $  (.18)    $  (.29)

Weighted average common shares outstanding                   10,971      11,654



   See notes to condensed consolidated financial statements.


          ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

         Three Months Ended September 30, 1994 and 1995

                                                              1994       1995
                                                              (In thousands)
Cash flows from operating activities:
   Net loss                                                 (1,926)     (3,418)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
        Depreciation and amortization                        2,304       2,487
        Loss on sale of property and equipment                  25         151
        Write off of other assets                              230         188
        Provision for losses on receivables                    153          21
        Amortization of debt discounts                          71          59
        Equity in losses of affiliate                           69         ---
   Net change in operating assets and liabilities:
   (Increase) decrease in:
        Inventories                                             27           9
        Prepaid expenses                                     1,047         652
        Refundable income taxes                                ---         312
        Other assets                                           (20)       (487)
   Increase (decrease) in:
        Accounts and slot contracts payable                    432        (271)
        Accrued expenses                                    (2,606)        347
        Minority interests                                      72         144
        Other liabilities                                     (260)       (212)
                Net cash used in operating activities:    $   (382)    $   (18)

Cash flows from investing activities:
    Additions to property and equipment                     (1,418)     (2,226)
    Proceeds from sale of property and equipment               187         296
    Additions to receivables                                (7,617)     (3,198)
    Cash collections on receivables                          4,819       2,745
    Proceeds from sale (acquisition) of securities
     available for sale                                       (205)      4,084
    Additions to intangible assets                             (96)       (354)
    Additions to other long-term assets                       (766)       (819)
                Net cash provided by (used in)
                 investing activities                       (5,096)        528

Cash flows from financing activities:
    Reduction of long-term debt                               (703)     (1,024)
    Proceeds from long-term debt                               ---         168
    Issuance of stock                                           43         ---
                Net  cash  used in financing activities       (660)       (856)

Cash and cash equivalents:
    (Decrease) increase for period                          (6,138)       (346)
    Balance, beginning of period                            37,085      13,734
    Balance, end of period                                $ 30,947    $ 13,388

   See notes to condensed consolidated financial statements.


          ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Three Months Ended September 30, 1994 and 1995

1. ADJUSTMENTS FOR FAIR PRESENTATION

   In the opinion of management, all adjustments necessary for a fair statement of the unaudited results for the three months ended September 30, 1994 and 1995 have been made. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.

   Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted.
   It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the financial statements and notes in the Company's annual report on Form 10-K.

2. RECLASSIFICATIONS

   Certain  reclassifications  have been  made  to  prior  period
   financial   statements   to  conform   with   current   period
   presentations.

3. RECEIVABLES

   The Company's gaming route operations from time to time involve making loans to location operators in order to participate in revenues over extended periods of time. These loans, generally made for buildouts, tenant improvements and initial operating expenses, are generally guaranteed on a full recourse basis by the location owner and are secured by the assets of the location. The majority of the loans are interest bearing and are expected to be repaid over a period of time not to exceed the life of the related revenue sharing agreement. The loans have varying payment terms with weekly payments ranging from approximately $200 to $2,000 and monthly payments ranging from approximately $500 to $9,000. Annual interest rates on the loans range from prime plus 1.5% to stated rates of 12% with various maturity dates ranging from October 1995 to April 2007. The loans are expected to be repaid from the locations' cash flows or proceeds from the sale of the leaseholds.

   Receivables consist of the following:
                                                   June 30      Sept 30
                                                    1995         1995
                                                      (In thousands)

        Notes receivable-location operators        $ 7,760      $ 8,453
        Other receivables                              865        1,324
                                                     8,625        9,777
        Less current amounts                        (3,316)      (4,791)
        Long-term receivables, excluding current
         amounts                                   $ 5,309      $ 4,986

   Receivables are presented net of an allowance for doubtful accounts of approximately $1,659,000 and $1,643,000 as of June 30, 1995 and September 30, 1995, respectively. The allowance is allocated between current and long-term receivables on a pro rata basis related to notes receivable from location operators.

   Receivables  at  September 30, 1995 also  included  $1,215,000 related to the previously disclosed sale of the Company's tavern operations to an unrelated third party.


          ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Three Months Ended September 30, 1994 and 1995


4. DEBT

   Long-term  debt  at  June  30, 1995  and  September  30,  1995 consists of the following:

                                                        June 30    Sept 30
                                                         1995       1995
                                                          (In thousands)

        7.5% Convertible subordinated debentures
         due 2003                                        85,000     85,000

        Due to stockholder, net of discount of
         $747,619  and  $688,596                          3,309      3,055

        Hospitality Franchise Systems                     9,065      8,773

        Other debt                                        4,023      3,773
                                                        101,397    100,601
        Less current maturities                           3,995      4,002
        Long-term debt, less current maturities         $97,402    $96,599

   Accrued interest of approximately $1,991,000 (June 30) and $354,000 (September 30) is included in accrued expenses in the unaudited condensed consolidated balance sheets. Included in these amounts are $27,813 (June 30) and $25,168 (September 30) due to affiliates of Alfred H. Wilms, the Company's largest stockholder and a member of the Board of Directors of the Company, relating to funding of the Company's majority-controlled subsidiary, Video Services, Inc.'s ("VSI") gaming device route operations.

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

   The Company accounts for income taxes in accordance with the provisions of Financial Accounting Standard No. 109 Accounting for Income Taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   Due to losses and the lack of available carrybacks, the Company recognized no federal income tax expense or benefit for the quarters ended September 30, 1994 and 1995 other than the tax effect of changes in the unrealized gains (losses) on securities available for sale .


          ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Three Months Ended September 30, 1994 and 1995

5. INCOME TAXES (Continued)

   The   federal  and  state  income  tax  effects  of  temporary
   differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 1995 are presented below.

                                                    (in thousands)
   Deferred tax assets:
        Net operating loss carryforwards                $13,643
        Inventory obsolescence reserve                      179
        Receivables, bad debt allowance                     559
        Organization and start-up costs                     157
        Reserves for discontinued operations              1,279
        Other                                               401
   Total gross deferred tax assets                       16,218
   Less: Valuation allowance                            (14,283)
   Net deferred tax assets                              $ 1,935

   Deferred tax liabilities:
        Property  and equipment principally due to
         depreciation differences                         1,363
        Other                                               572
    Total  gross  deferred tax liabilities                1,935
    Net                                                 $   ---

   The valuation allowance for deferred tax assets as of June 30, 1995 was $13,908,000. The net change in the total valuation allowance for the consolidated group for the quarter ended
   September 30, 1995 was an increase of $375,000.

   At September 30, 1995, the Company had estimated net operating loss carryforwards for federal income tax purposes of approximately $40,000,000 which are available to offset future federal taxable income, if any, expiring 2007 through 2009.

6. INTANGIBLE ASSETS

   Intangible Assets includes $4,409,000, net of $1,095,000 of accumulated amortization, for costs related to the commissions, discounts and other issuance costs of the Company's private placement of $85,000,000 aggregate principal amount of 7.5% Convertible Subordinated Debentures due 2003. Such costs are being amortized on a straight line basis over the term of the debentures.


7. INVESTMENT IN MINORITY OWNED SUBSIDIARY

   Investment in minority owned subsidiary consists of $1,585,000 related to the Company's investment in Kansas Financial
   Partners, LLC.




          ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Three Months Ended September 30, 1994 and 1995

8. CASH, CASH EQUIVALENTS AND SECURITIES AVAILABLE FOR SALE

   For balance sheet presentation the following account balances have been combined at September 30, 1995:

                                                    (in thousands)
     Cash and cash equivalents                         $ 13,388
     Securities available for sale                       21,173
     Total                                             $ 34,561

    As of September 30, 1995, unrealized losses for securities available for sale was $725,000 net of the tax effect of $374,000 and is included as a component of stockholder's equity.

9. SUBSEQUENT EVENTS

   On   October   18,   1995  the  Company   and   Bally   Gaming
   International, Inc. ("BGII") entered into a definitive agreement under which 5.9 million shares of BGII shares will each be exchanged for $13 in cash and the remainder of BGII shares will be exchanged for the Company's shares also valued at $13 per share. BGII shareholders will not receive less than
   2.167 of the Company's shares nor more than 3.059 shares in exchange for each BGII share.

   The transaction was unanimously approved by both companies' Boards of Directors, is subject to approval by both companies' shareholders, obtaining needed regulatory approvals, the securing of $150 million in permanent financing by the Company and certain other conditions. The merger is expected to close in late January 1996. BGII has terminated its merger agreement with WMS Industries, Inc. and the Company has withdrawn its tender and consent solicitation for BGII shares. BGII and the Company agreed to dismiss the litigation between them.


ITEM 2. MANAGEMENT'S   DISCUSSION  AND  ANALYSIS   OF   FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Liquidity and Capital Resources:

At September 30, 1995, the Company had working capital of approximately $29,263,000, a decrease of approximately $2,483,000 from June 30, 1995. The decrease in working capital is primarily in cash and cash equivalents which were used to fund development activities in connection with the Company's growth strategy.
As of September 30,  1995,  the Company  had $34,561,000 in cash,
cash equivalents and securities available   for  sale,  of  which
approximately $7,000,000 is necessary to fund ongoing gaming operations in the ordinary course of business.

During the three months ended September 30, 1995, the Company incurred approximately $5,365,000 in costs associated with pursuit of the Company's growth strategy. The Company's strategy is to use its strengthened management team, diversified gaming expertise and business and investment community relationships to develop new opportunities in the operation of land-based, dockside and riverboat casinos (including Native American casinos), gaming systems and technology, and the supply and management of gaming devices. Included in these costs are expenses of $4,677,000 associated with the Company's tender and consent solicitation, and subsequent entering into a definitive merger agreement with, Bally Gaming International, Inc..

As  previously  reported, on July 16, 1994,  the  Rainbow  Casino
located   in   Vicksburg,  Mississippi  permanently  opened   for
business. In connection with the completion of the casino and the acquisition  of its 45% limited partnership interest,  through  a wholly-owned subsidiary, the Company  funded a $3,250,000 advance to Rainbow Casino Corporation ("RCC") on the same terms as RCC's financing from Hospitality Franchise Systems, Inc. ("HFS").
On March 29, 1995  the  Company consummated  certain  transactions whereby the Company acquired from RCC the controlling general partnership interest in Rainbow Casino Vicksburg Partnership ("RCVP") and
increased   its  partnership  interest.  In  exchange   for   the
assumption by National Gaming Mississippi, Inc. ("NGM"), a subsidiary of National Gaming Corporation, of approximately
$1,140,000 of liabilities (plus a financing fee payable to HFS) related to the completion of certain elements of the project which survived the opening of the casino (for which RCC was to have been responsible for, but failed to satisfy), a related
$652,000 cash payment by the Company to NGM and commitments by the Company and NGM to fund additional financing required to complete the project (i) a subsidiary of the Company became the general partner and RCC became the limited partner and (ii) the respective partnership interests were adjusted. As adjusted, RCC is entitled to receive 10% of the net available cash flows, as defined, (which amount shall increase to 20% of cash flow above
$35,000,000 (i.e. only on such incremental amount), for a period of 15 years, such period being subject to one year extensions for each year in which a minimum payment of $50,000 is not made.

The Company and Casino Magic Corporation, through wholly owned subsidiaries, are members in Kansas Gaming Partners, LLC ("KGP") and Kansas Financial Partners, LLC ("KFP"), both Kansas limited liability companies. Under an option agreement granted to KGP by Camptown Greyhound Racing, Inc. ("Camptown"), KGP has been granted the exclusive right to operate gaming devices and/or casino-type gaming at Camptown's facility if and when such gaming is permitted in Kansas. In September 1994, the Kansas Racing Commission approved a revised financing proposal submitted by Camptown that would facilitate completion of construction of a greyhound racing facility on the 320 acre site in Frontenac, Kansas. Camptown has received a $3,205,000 loan commitment which will be guaranteed by KFP. In December 1994, the Company invested $1,580,000 in KFP for its portion of the loan guarantee which was made in the form of a certificate of deposit. Construction of Camptowns racing facility opened for business in May 1995. Camptown's obligation to begin to repay the loan guarantee by KFP commenced in June 1995 with interest only payments. Principal repayment is scheduled to commence in June 1996. There can be no assurance as to the successful completion or operation of any part of this project.

Cash used in operations  for  the   quarter improved by
approximately $364,000 (95.3%) from amounts reported for the prior year period due principally to continued increases in cash flows from the Company's route and casino operations.

Cash flows provided by investing activities increased $5,624,000 from the same period in the prior year due primarily to the proceeds from the sale of approximately $4,084,000 of securities
available   for  sale.   Also,  net  collections  on  receivables
improved by $2,345,000 compared to the same quarter last year as receivable activity returned to historical norms.

Cash flows used in financing activities increased $196,000 from the same quarter last year due primarily to the Company's principal reductions on long-term debt.

Management believes the Company's present working capital and funds generated from operations will be sufficient to meet its existing commitments, debt payments and other obligations as they become due. As discussed in previous reports, however, it remains a part of the Company's business strategy to seek complementary gaming opportunities, including opportunities in which its route and casino experience may be applicable. As part of its business activities, the Company is regularly involved in the identification, investigation and development of such opportunities. Accordingly, in order to support such activities, the Company may in the future elect to issue additional debt or equity securities if and when appropriate opportunities become available on terms satisfactory to management. The Company intends to seek debt financing of $140,000,000 to $160,000,000 and equity financing of $20,000,000 to $40,000,000 in connection with its intended merger with Bally Gaming International, Inc.

Results of Operations.

Three Months Ended September 30, 1994 and 1995

Revenues:

Total revenues for the three months ended September 30, 1995 were $38,541,000, an increase of $7,717,000 (25.0%) over those for the same period in 1994. Revenues from all gaming route operations increased $579,000 (2.3%) to approximately $26,296,000 in the first quarter of fiscal 1996. Revenues from the Louisiana route operations decreased $188,000 (a decrease of 4.7%) primarily as a result of increased competition from riverboat operations and a land-based casino in New Orleans. Revenue from Nevada route operations increased approximately $767,000 (3.5%) over those for the same period last year. The increase in the Nevada gaming route revenues was attributable to a $0.62 increase in the average net win per gaming device per day for the three months ended September 30, 1995 compared to the same period in 1994 (accounting for an increase of approximately $295,000) and an increase in the weighted average number of gaming devices on location  for  the  three  months ended  September  30,  1995  as compared to the same period in 1994 (accounting for an increase of approximately $472,000). Revenues from casino and tavern operations, including food and beverage sales, increased approximately $7,145,000 (140.2%) during the current year quarter as compared to those for the prior year as revenues recognized from the Rainbow Casino, which were consolidated beginning March 29, 1995, exceeded the revenues lost with the termination of the Company's lease at the Royal Casino.


Costs and Expenses:

Costs of Revenues

Cost of gaming route revenues for the quarter ended September 30, 1995 increased $1,111,000 (5.8%) over the same quarter in 1994. Costs of revenues from route operations in Louisiana decreased $210,000 (a decrease of 8.1% from last year) as revenues declined primarily as a result of the increased competition in that market. Costs of gaming revenues for Nevada gaming route revenues increased $1,321,000 (8.0%) as compared to the prior year and increased slightly as a percent of Nevada gaming route revenues primarily due to increased costs associated with additional and renewed space lease contracts. Cost of route revenues includes rents under both space lease and revenue sharing arrangements, gaming taxes and direct labor, including related taxes and benefits. The cost of casino and tavern revenues including costs of food and beverage revenues increased $2,785,000 (89.0%) compared to 1994 results primarily due to the Rainbow Casino cost of revenues which were consolidated beginning March 29, 1995. This increase was partially offset from the termination of the Company's lease at the Royal Casino. Cost of casino and tavern revenues includes cost of goods sold, gaming taxes, rent and direct labor, including related taxes and benefits.

Expenses

For the quarter ended September 30, 1995 the Company incurred developmental costs associated with pursuing the Company's growth strategy of approximately $5,365,000, an increase of $3,822,000
(247.7%)   over   the  same  period  from   last   year.    These
business development expenses include salaries and wages, related taxes and benefits, professional fees, travel expense and other expenses associated with supporting the Company's growth strategy. Current year development costs also include expenses of $4,677,000 associated with the Company's tender offer to acquire, and subsequent entering into a definitive merger agreement with, Bally Gaming International, Inc.

Selling, general and administrative expenses for the period increased approximately $1,208,000 (36.6%) from the prior year. Expenses for casinos and taverns increased $1,675,000 (177.0%) from the prior year primarily due to the Rainbow Casino expenses which were consolidated beginning March 29, 1995. This increase was partially offset from the termination of the Company's lease at the Royal Casino. Such expenses related to gaming route operations decreased $467,000 (19.9%) from the prior year reflecting steps taken to control costs, including reduced staffing levels. Corporate general and administrative expenses decreased $455,000 (23.0%). This decrease was caused primarily by controlling costs and reducing staffing levels. The Company expects that there may be further increases in selling, general and administrative expenses related to the addition of new management and development personnel and other costs associated with supporting the Company's growth strategy.

Included in the last year's other income and expenses is a charge of $69,000 representing the Company's equity in the net loss of the Rainbow Casino in its first quarter of operations prior to the Company's acquisition of the general partnership interest in RCVP on March 29, 1995.


                             PART II

Item 6. Exhibits and Reports on Form 8-K

        a.   Exhibits

             Exhibit
             Number    Description

             10.67   Agreement  and Plan   of  Merger  among  Alliance
                     Gaming Corporation,  BGII Acquisition  Corp.  and
                     Bally  Gaming International,Inc. as of October 18, 1995.

             10.68 Employment Agreement, dated as of October 28, 1995, between the Company and Robert Miodunski.

        b.   Reports on Form 8-K:

             1) The registrant submitted Form 8-K dated July 14, 1995 which included the following items:

                     Item 5. As of the close of business on June 20, 1995 the
                             Company   was  the  beneficial owner of
                             1,000,000 shares of common stock of  Bally
                             Gaming International, Inc. ("BGII").

                     Item  7. Schedule 13D, with all exhibits there to.

              2) The registrant submitted Form 8-K dated August 18, 1995 which included the following item:

                     Item 5. Letter Agreement among the Company, BGII and WMS,
                             dated August 14, 1995.

              3)     The registrant submitted Form  8-K dated
                     September 1, 1995 which  included  the following item:

                     Item 5. Litigation commenced by BGII and WMS and the Company's wholly owned subsidiary, BGII Acquisition Corp.


                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



   ALLIANCE GAMING CORPORATION
         (Registrant)





   By     /s/ Steve  Greathouse
        Chairman of the Board of Directors,
        President and Chief Executive Officer




   By     /s/ John W. Alderfer
        Sr. Vice President, Treasurer
        and Chief Financial Officer