Form 10-Q
period 1995-12-31
ALLIANCE GAMING CORP
filed 1996-02-12
CIK 2491

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
            For the Quarter ended December 31, 1995

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

The number of shares of Common Stock, $0.10 par value, outstanding as of February 8, 1996 according to the records of the registrant's registrar and transfer agent, was 12,987,483. On the same date, there were no shares outstanding of non voting Junior Convertible Special Stock, $0.10 par value.








                           I N D E X



PART I.   FINANCIAL INFORMATION                                           Page


Item 1.   Unaudited Financial Statements

     Condensed Consolidated Balance Sheets as of June 30, 1995
           and December 31, 1995 (unaudited)                                 3

     Unaudited Condensed Consolidated Statements of Operations
           for  the three months ended December 31, 1994 and 1995            4

     Unaudited Condensed Consolidated Statements of Operations
           for  the  six months ended December 31, 1994 and  1995            5

     Unaudited Condensed Consolidated Statements of Cash Flows
           for  the  six months ended December 31, 1994 and  1995            6

     Notes to Unaudited Condensed Consolidated Financial Statements          7

Item  2. Management's  Discussion and  Analysis  of  Financial
           Condition and Results of Operations                               12



PART II.  OTHER INFORMATION


Item 1. Legal Proceedings                                                    18

Item 6. Exhibits and reports on Form 8-K                                     18


SIGNATURES                                                                   19







                             PART 1

          ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS


                                                            June 30     Dec. 31
                                                              1995       1995
                                                                     (unaudited)
                                                               (In thousands)
ASSETS
Current assets:
    Cash, cash  equivalents and securities available
       for  sale                                            $ 37,414   $ 29,468
    Receivables, net                                           3,316      3,110
    Inventories                                                  714        672
    Prepaid expenses                                           4,148      2,984
    Other                                                        517        411
        Total current assets                                  46,109     36,645

Property and equipment, net                                   50,352     50,870
Receivables, net                                               5,309      4,809
Excess of costs over net assets of an acquired business,
    net of accumulated amortization of $585 and $694           3,842      3,733
Intangible assets, net of accumulated amortization of
    $5,516  and $5,798                                        12,405     11,638
Investment in minority owned subsidiary                        1,585      1,585
Other                                                          6,746      7,592

         Total Assets                                       $126,348   $116,872


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
   Current maturities of long-term debt                     $  3,995   $  4,054
   Accounts payable                                            1,758      2,295
   Accrued expenses, including due to related parties
      of $931 and $23                                          8,610     10,187
        Total current liabilities                             14,363     16,536

Long-term debt, less current maturities                       97,402     96,052
Othe liabilities                                               3,955      4,082

        Total liabilities                                    115,720    116,670

Minority interest                                                643        919

Stockholders' equity (deficiency):
   Common stock, $0.10 par value; authorized 175,000,000
      shares issued and outstanding 11,654,150
      and 12,987,483                                           1,165      1,298
   Special stock, $0.10 par value; authorized 10,000,000
      shares; issued and outstanding 1,333,333 and 0             133        ---
   Paid-in capital                                            32,134     32,134
   Unrealized loss on securities available for sale, net        (316)    (1,587)
   Accumulated deficit                                       (23,131)   (32,562)
        Total stockholders' equity  (deficiency)               9,985       (717)

        Total liabilities and stockholders' equity
           (deficiency)                                     $126,348   $116,872

     See notes to unaudited condensed consolidated financial statements.

          ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

         Three Months Ended December 31, 1994 and 1995

                                                            1994        1995
                                                          (In thousands, except
                                                           per  share amounts)
Revenues:
   Gaming
        Routes                                           $  26,794   $ 26,325
        Casinos and taverns                                  3,796     10,489
   Food and beverage sales                                     918        870
   Net equipment sales                                           6          3

                                                            31,514     37,687
Costs and expenses:
   Cost of gaming
        Routes                                              20,113     20,148
         Casinos and taverns                                 2,247      4,728
   Cost of food and beverage                                   691        669
   Cost of equipment sales                                       2          1
   Selling, general and administrative                       3,157      4,849
   Business development expenses                             1,965      5,372
   Corporate expenses                                        2,356      1,560
   Depreciation and amortization                             2,309      2,419

                                                            32,840     39,746
Operating loss                                              (1,326)    (2,059)
Other income (expense):
   Interest income                                             800        392
   Interest expense                                         (1,970)    (2,081)
   Minority share of income                                    (96)      (132)
   Other, net                                                 (398)      (875)

Loss before income taxes                                    (2,990)    (4,755)

Income tax expense                                            (100)    (1,258)

Net loss                                                  $ (3,090)  $ (6,013)

Loss per share of common stock                            $   (.28)  $   (.50)

Weighted average common shares outstanding                  11,231     12,103


      See notes to unaudited condensed consolidated financial
                           statements.

          ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          Six Months Ended December 31, 1994 and 1995



                                                            1994        1995
                                                         (In thousands, except
                                                           per  share amounts)
Revenues:
   Gaming
        Routes                                          $  52,511   $  52,621
        Casinos and taverns                                 7,861      21,679
   Food  and beverage sales                                 1,950       1,923
   Net equipment sales                                         16           6

                                                           62,338      76,229
Costs and expenses:
   Cost of gaming
         Routes                                            39,214      40,361
         Casinos and taverns                                4,653       9,887
   Cost of food and beverage                                1,414       1,426
   Cost of equipment sales                                      9           1
   Selling, general and administrative                      6,486       9,398
   Business development expenses                            3,508      10,737
   Corporate expenses                                       4,302       3,037
   Depreciation and amortization                            4,613       4,906

                                                           64,199      79,753

Operating loss                                             (1,861)     (3,524)
Other income (expense):
   Interest income                                          1,504         818
   Interest expense                                        (3,915)     (4,288)
   Minority share of income                                  (169)       (276)
   Other, net                                                (286)     (1,373)

Loss before income taxes                                   (4,727)    ( 8,643)

Income tax expense                                           (290)       (788)

Net loss                                                 $ (5,017)   $ (9,431)

Loss per share of common stock                           $   (.45)   $   (.79)

Weighted average common shares outstanding                 11,101      11,879


 See notes to unaudited condensed consolidated financial statements.

          ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

          Six Months Ended December 31, 1994 and 1995

                                                               1994      1995
                                                               (In thousands)
Cash flows from operating activities:
   Net loss                                                $ (5,017) $ (9,431)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Depreciation and amortization                         4,613     4,906
        Loss on sale of property and equipment                  560       240
        Write off of other assets                               361       201
        Provision for losses on receivables                     261        20
        Amortization of debt discounts                          179       118
        Equity in losses of affiliate                           405       ---
        Deferred income tax provision                           ---       655
   Net change in operating assets and liabilities:
   Decrease in:
        Inventories                                              28        12
        Prepaid expenses                                      1,577     1,163
        Refundable income taxes                                 ---       312
        Other   assets                                          615       143
   Increase (decrease) in:
        Accounts   and  slot  contracts  payable                101       537
        Accrued expenses                                     (1,333)    1,577
        Minority interests                                      168       276
        Other liabilities                                      (424)     (223)
             Net cash provided by operating activities        2,094       506

Cash flows from investing activities:
       Additions to property and equipment                   (2,905)   (5,004)
       Proceeds from sale of property and equipment             265     2,218
       Additions to receivables                             (12,303)   (6,296)
       Cash collections on receivables                        9,272     6,564
       Investment in subsidiary                              (1,580)      ---
       Proceeds from sale of (purchases of) securities
          available for sale                                   (133)    8,015
       Additions to intangible assets                          (162)     (420)
       Additions to other long-term assets                   (1,959)   (2,179)
             Net cash provided by (used in)
                investing activities                         (9,505)    2,898

Cash flows from financing activities:
       Reduction of long-term debt                           (1,594)   (2,091)
       Proceeds from long-term debt                             ---       682
       Issuance of stock                                        109       ---
             Net  cash  used in financing activities         (1,485)   (1,409)

Cash and cash equivalents:
       (Decrease) increase for period                        (8,896)    1,995
       Balance, beginning of period                          37,085    13,734
       Balance, end of period                              $ 28,189  $ 15,729

See notes to unaudited condensed consolidated financial statements.

          ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          Six Months Ended December 31, 1994 and 1995

1. ADJUSTMENTS FOR FAIR PRESENTATION

   In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.

   Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the financial statements and notes in the Company's annual report on Form 10-
   K. All intercompany accounts and transactions have been eliminated in consolidation.

2. RECLASSIFICATIONS

   Certain  reclassifications  have been  made  to  prior  period
   financial   statements   to  conform   with   current   period
   presentations.

3. RECEIVABLES

   The Company's gaming route operations from time to time involve making loans to location operators in order to participate in revenues over extended periods of time. These loans, generally made for buildouts, tenant improvements and initial operating expenses, are generally guaranteed on a full recourse basis by the location owner and are secured by the assets of the location. The majority of the loans are interest bearing and are expected to be repaid over a period of time not to exceed the life of the related revenue sharing agreement. The loans have varying payment terms requiring either weekly or monthly payments. Annual interest rates on the loans range from prime plus 1.5% to stated rates of 12% with various maturity dates ranging through 2007. The loans are expected to be repaid from the locations' cash flows or proceeds from the sale of the leaseholds.

   Receivables consist of the following:
                                                   June 30      Dec. 31
                                                    1995          1995
                                                      (In thousands)

        Notes receivable-location operators        $ 7,760      $ 7,764
        Other receivables                              865          155
                                                     8,625        7,919
        Less current amounts                        (3,316)      (3,110)
        Long-term receivables, excluding
           current amounts                         $ 5,309      $ 4,809

   Receivables are presented net of an allowance for doubtful accounts of approximately $1,659,000 and $1,435,000 as of June 30, 1995 and December 31, 1995, respectively. The allowance is allocated between current and long-term receivables on a pro rata basis related to notes receivable from location operators.




          ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          Six Months Ended December 31, 1994 and 1995


4. DEBT

   Long-term debt at June 30, 1995 and December 31, 1995 consists of the following:

                                                          June 30     Dec. 31
                                                            1995        1995
                                                             (In thousands)

        Convertible subordinated debentures due 2003,
            7.5%                                        $ 85,000    $ 85,000

        Due to stockholder due 1998, 200 basis
            points over the London Inter Bank offer
            rate (current rate 7.97%), net of
            discount of $747,619 and $629,573              3,309       2,797

        Hospitality Franchise Systems due 2001, 7.5%       9,065       8,476

        National Gaming Mississippi due 2002, 10.0%          631       1,224

        Other debt                                         3,392       2,609
                                                         101,397     100,106
        Less current maturities                            3,995       4,054
        Long-term debt, less current maturities         $ 97,402    $ 96,052

   Accrued interest of approximately $1,991,000 (June 30) and $1,973,000 (December 31) is included in accrued expenses in the unaudited condensed consolidated balance sheets. Amounts due to stockholder include amounts owed to affiliates of Alfred H. Wilms, the Company's largest stockholder and a member of the Board of Directors of the Company, relating to funding of the Company's majority-controlled subsidiary, Video Services, Inc.'s ("VSI") gaming device route operations.

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

   Due to losses and the lack of available carrybacks, the Company recognized no federal income tax expense or benefit for the six month period ended December 31, 1994 and 1995 other than the tax effects of changes in the unrealized gains (losses) on securities available for sale. At December 31, 1995, the Company had estimated net operating loss carryforwards for federal income tax purposes of approximately $35,000,000 which are available to offset future federal taxable income, if any, expiring 2007 through 2009. The tax deferred benefit from the net operating losses has been fully reserved.

          ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          Six Months Ended December 31, 1994 and 1995


6.     INVESTMENT IN MINORITY OWNED SUBSIDIARY

   The Company and Casino Magic Corporation, through wholly owned subsidiaries, are members in Kansas Gaming Partners, L.L.C. ("KGP") and Kansas Financial Partners, L.L.C. ("KFP"), both Kansas limited liability companies. Under an option agreement (the "Option Agreement") granted to KGP by Camptown Greyhound Racing, Inc. ("Camptown") and The Racing Association of Kansas-
   Southeast  ("TRAK  Southeast"),  KGP  has  been  granted   the
   exclusive right, which right expires on September 13, 2013, to operate gaming devices and/or casino-type gaming at Camptown's racing facility in Frontenac, Kansas if and when such gaming is permitted in Kansas. In December 1994, Camptown received a $3,205,000 loan from Boatmen's Bank which was guaranteed by KFP. The Company and Casino Magic Corporation each invested $1,580,000 in KFP which was used to purchase a certificate of
   deposit   to  collateralize  its  guaranty.  Construction   of
   Camptown's racing facility has been completed and the facility opened for business in May 1995. The racing facility was temporarily closed on November 5, 1995 due to poor financial results. Camptown filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 1996 and has stated an
   intention   to   reopen  for  business  following   bankruptcy
   reorganization.  Boatmen's  Bank  demanded  payment   of   the
   Camptown loan from KFP under the terms of the guaranty. KFP paid the loan and Boatmen's Bank returned KFP's certificate of deposit and KFP assumed Boatmen's Bank's position in the loan
   to   Camptown  which  is  secured  by  a  second  mortgage  on
   Camptown's greyhound racing facility in Frontenac, Kansas. TRAK Southeast and Camptown continue to be bound by the Option Agreement. KFP intends to vigorously pursue all of its rights and remedies which may include, among other things, seeking authority from the bankruptcy court to commence a foreclosure action. In the case of a foreclosure action, KFP would be required to assume or pay the existing first mortgage of approximately $2,000,000 if KFP becomes the purchaser at any such sale. The Company intends to continue to monitor its investment in KFP. While the Company is encouraged by the positive movement in Kansas towards considering legislation that would legalize the operation of gaming devices at pari-mutuel track locations, there can be no assurance as to Camptown's ability to maintain its license at the location, or any successful completion or operation of any part of this project.


7.      CASH, CASH EQUIVALENTS AND SECURITIES AVAILABLE FOR SALE

   For balance sheet presentation the following account balances have been combined at December 31, 1995:


                                                     (in thousands)
        Cash and cash equivalents                      $  15,729
        Securities available for sale                     13,739
        Total                                           $ 29,468

   As of December 31, 1995 unrealized losses for securities available for sale was $1,587,000 net of the tax effect of $817,000 and is included as a component of stockholder's equity.





          ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          Six Months Ended December 31, 1994 and 1995


8. INTANGIBLE ASSETS

   Intangible Assets includes $4,272,000 net of $1,232,000 of accumulated amortization, for costs related to the commissions, discounts and other issuance costs of the Company's private placement of $85,000,000 aggregate principal amount of 7.5% Convertible Subordinated Debentures due 2003. Such costs are being amortized on a straight line basis over the term of the debentures.


9.      PROPOSED BGII MERGER TRANSACTION

   On October 18, 1995, the Company and Bally Gaming International, Inc. ("BGII") entered into a definitive merger agreement ("Merger") under which the outstanding shares of BGII common stock would each be exchanged for $13 in cash and shares of the Company,s common stock.

   On January 22, 1996, the parties reached an agreement to amend the terms of the Merger. Under the amended agreement, each share of BGII common stock outstanding (10,799,501 as of September 30, 1995 less the 1,000,000 shares already owned by the Company) will receive $7.83 per share in cash, $3.57 per share in the Company's Series B Special Stock which is a Pay-in-Kind (PIK) preferred stock, and $0.30 per share of the Company's common stock totaling $11.70 per share of BGII common stock. The PIK preferred stock has an eight-year maturity and has a dividend rate of 15% as follows: PIK at 15% for the first five years; 8% PIK and 7% cash for years six and seven; and 15% cash in the eighth year of the term. All shares of Series B Special Stock are mandatorily redeemable by the eighth anniversary of the date of initial issuance. If the Company fails to redeem such shares by that date, then the number of directors constituting the Company's Board will be increased by two and the holders of the shares of Series B Special Stock will have the right to elect no more than two directors total to the Company's Board. The holders of Series
   B Special Stock will have no other remedies upon such failure to redeem the outstanding shares of Series B Special Stock by such date. Other than as described herein, the holders of shares of Series B Special Stock have no other voting rights except as stated by law. The Company intends to seek to have the Series B Special Stock quoted on NASDAQ. The aggregate amount of cash is unchanged from the previous agreement.

   The transaction is subject to approval by shareholders, obtaining customary regulatory approvals, the securing of $150,000,000 in permanent financing by the Company including $15,000,000 through a registered public offering of the Series B Special Stock, and certain other conditions. The Merger is expected to occur in late April 1996.


10.     LEGAL PROCEEDINGS

  In June 1995, Bally Entertainment Corporation ("BEC") asserted that a certain agreement between BEC and BGII (the "Noncompete Agreement") prohibits the use of the trade name "Bally" if it is merged with a company that is in the casino business within or without the United States and operates such business prior to January 8, 1996. BGII believes such claim is entirely without merit since the restriction referred to expires on January 8, 1996 and in any event does not relate to the use of the "Bally" trade name, which is covered by the License Agreement. The restriction in the Noncompete Agreement will not have any impact on the combined company after the Merger since the effective time of the Merger contemplates a closing of the Merger after the restriction in the Noncompete
  Agreement  lapses. BEC has not reasserted this  position  since

         ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Six Months Ended December 31, 1994 and 1995

10.     LEGAL PROCEEDINGS (continued)

   it was informed by BGII in July 1995 that the restriction lapses on January 8, 1996. Consequently, BGII believes BEC has determined not to contest with BGII's position.

   BEC has also asserted that its permission is required for use of the "Bally" trade name by any entity other than BGII and that a merger between BGII and another company would violate the terms of the License Agreement. BGII has denied these claims and believes that the surviving company in a merger will be permitted to use the "Bally" trade name in accordance with the terms of such License Agreement. BGII believes that no breach of such License Agreement is caused by the Merger and the use of the "Bally" trade name by the surviving
   corporation.  In  a  letter  dated  November  9,   1995,   BEC
   reasserted its position. On November 20, 1995 the Company, the Company's Merger Subsidiary, and BGII commenced an action against BEC in Federal District Court in Delaware seeking a declaratory judgment, among other things, that the surviving company in the Merger will be permitted to use the "Bally"
   trade  name  in  accordance  with the  terms  of  the  License
   Agreement, and seeking injunctive relief (the " Alliance Action"). On November 28, 1995, BEC commenced an action against BGII, Bally Gaming (a BGII subsidiary), the Company, and the Company's Merger Subsidiary in Federal District Court
   in  New     Jersey  to enjoin the defendants  from  using  the
   "Bally" trade name (the "BEC Action"). The BEC Action alleges that BGII's continued use of the trade name after the Merger will (1) constitute a prohibited assignment of BGII's rights to use the trade name and (2) exceed the scope of the license
   granted to BGII     because BGII will be under control of  the
   Company. Also on November 28, 1995, BEC filed a motion to di smiss, transfer to New Jersey, or stay the Alliance Action pending resolution of the BEC Action. BGII, Bally Gaming, the
   Company,  and  the  Company's  Merger  Subsidiary  intend   to
   vigorously defend their position in these actions. However, there can be no assurance that BEC will not be successful in its action to prohibit the surviving corporation in the Merger from using the "Bally" trade name. The loss of the "Bally" trade name would have a material adverse effect on the gaming machine operations of the surviving corporation in the Merger.


 11.    INITIAL SERIES SPECIAL STOCK

   In September 1993, Kirkland-Ft. Worth Investment Partners, L.P. ("Kirkland") invested $5,000,000 in the Company in exchange for 1,333,333 shares of the Company's Non-Voting Junior Convertible Special Stock, which are convertible on a share for share basis into shares of the Company's Common Stock, and warrants to purchase up to 2,750,000 shares of common stock subject to certain conditions. In December 1995, Kirkland elected to convert the entire 1,333,333 shares of Special Stock into shares of the Company's Common Stock.


        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Liquidity and Capital Resources:

At December 31, 1995, the Company had working capital of approximately $20,109,000, a decrease of approximately $11,637,000 from June 30, 1995. The decrease in working capital is due in part to a decrease in cash and cash equivalents which were used to fund development activities in connection with the Company's business strategy. As of December 31, 1995, the Company had $29,468,000 in cash, cash equivalents and securities available for sale, of which approximately $7,000,000 is necessary to fund ongoing gaming operations in the ordinary course of business.

On  October 18, 1995, the Company and Bally Gaming International,
Inc. ("BGII") entered into a definitive agreement under which the outstanding shares of BGII common stock will each be exchanged for $13 in cash and the Company's shares of common stock. On January 22, 1996, the parties reached an agreement to amend the terms of the merger agreement. Under the amended agreement, each
share  of  BGII  common  stock  outstanding  (10,799,501  as   of
September 30, 1995 less the 1,000,000 shares already owned by the Company) will receive $7.83 per share in cash, $3.57 per share in the Company's Series B Special Stock which is a Pay-in-Kind (PIK) preferred stock, and $0.30 per share of the Company's common stock totaling $11.70 per share of BGII common stock. The PIK preferred stock has an eight-year maturity and has a dividend rate  of 15% as follows: PIK at 15% for the first five years;  8%
PIK and 7% cash for years six and seven; and 15% cash in the eighth year of the term. All shares of Series B Special Stock are mandatorily redeemable on the eighth anniversary of the date of the initial issuance. If the Company fails  to  redeem
such shares by that date, then the number of directors constituting the Company's Board will be increased by two and the holders of the shares of Series B Special Stock will have the right to elect no more than two directors total to the Company's Board. The holders of Series B Special Stock will have no other remedies upon such failure to redeem the outstanding shares of Series B Special Stock by such date. Other than as described herein, the holders of shares of Series B Special Stock have no other voting rights except as stated by law. The Company intends to seek to have the Series B Special Stock quoted on NASDAQ. The aggregate amount of cash is unchanged from the previous agreement. The transaction is subject to approval by shareholders, obtaining customary regulatory approvals, the securing of $150,000,000 in permanent financing by the Company including $15,000,000 through a registered public offering of the Series B Special Stock, and certain other conditions. The Merger is expected to occur in late
April   1996.   The   Company  intends  to  seek   financing   of
approximately $180,000,000 in connection with its intended merger with BGII, with the additional proceeds to be used for working capital purposes.

During the six months ended December 31, 1995, the Company incurred approximately $10,737,000 in costs associated with pursuit of the Company's business strategy. The Company's strategy is to use its strengthened management team, diversified gaming expertise and business and investment community relationships to develop new opportunities in the operation of land-based, dockside and riverboat casinos (including Native American casinos), gaming systems and technology, and the supply and management of gaming devices. Included in these costs are expenses of $9,437,000 associated with the Company's tender and consent solicitation for the common stock of, and subsequent entering into a definitive merger agreement with, BGII.

On July 16, 1994, the Rainbow Casino located in Vicksburg, Mississippi permanently opened for business. In connection with the completion of the casino and the acquisition of its 45% limited partnership interest, through a wholly-owned subsidiary, the Company funded a $3,250,000 advance to Rainbow Casino Corporation ("RCC") on the same terms as RCC's financing from
Hospitality Franchise Systems, Inc. ("HFS"). On March 29, 1995 the Company consummated certain transactions whereby the Company acquired from RCC the controlling general partnership interest in Rainbow Casino Vicksburg Partnership ("RCVP") and increased its partnership interest. In exchange for commitments by the Company and National Gaming Mississippi, Inc. ("NGM"), a subsidiary of National Gaming Corporation, to provide additional financing (up to a maximum of $2,000,000 each) to be used for the completion of certain elements of the project which survived the opening of the casino (for which RCC was to have been responsible for, but failed to satisfy), and a $500,000 payment also funded jointly by the Company and NGM paid to HFS as a waiver fee, the following occurred: (i) a subsidiary of the Company became the general partner and RCC became the limited partner and (ii) the respective partnership interests were adjusted. As adjusted, RCC is entitled to receive 10% of the net available cash flows from gaming revenues, as defined (which amount shall increase to 20% of cash flow from gaming revenues above $35,000,000 (i.e. only on such incremental amount)), for a period of 15 years, such period being subject to one year extensions for each year in which a minimum payment of $50,000 is not made. Since March 29, 1995 the results of operations of the Rainbow Casino have been consolidated.

The Company and Casino Magic Corporation, through wholly owned subsidiaries, are members in Kansas Gaming Partners, L.L.C. ("KGP") and Kansas Financial Partners, L.L.C. ("KFP"), both Kansas limited liability companies. Under an option agreement (the "Option Agreement") granted to KGP by Camptown Greyhound Racing, Inc. ("Camptown") and The Racing Association of Kansas-Southeast ("TRAK Southeast"), KGP has been granted the exclusive right, which right expires on September 13, 2013, to operate gaming devices and/or casino-type gaming at Camptown's racing facility in Frontenac, Kansas if and when such gaming is permitted in Kansas. In December 1994, Camptown received a $3,205,000 loan from Boatmen's Bank which was guaranteed by KFP. The Company and Casino Magic Corporation each invested $1,580,000 in KFP which was used to purchase a certificate of deposit to collateralize its guaranty. Construction of Camptown's racing facility has been completed and the facility opened for business in May 1995. The racing facility was temporarily closed on November 5, 1995 due to poor financial results. Camptown filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 1996 and has stated an intention to reopen for business following bankruptcy reorganization. Boatmen's Bank demanded payment of the Camptown loan from KFP under the terms of the guaranty. KFP paid the loan and Boatmen's Bank returned KFP's certificate of deposit and KFP assumed Boatmen's Bank's position in the loan to Camptown which is secured by a second mortgage on Camptown's greyhound racing facility in Frontenac, Kansas. TRAK Southeast and Camptown continue to be bound by the Option Agreement. KFP intends to vigorously pursue all of its rights and remedies which may include, among other things, seeking authority from the bankruptcy court to commence a foreclosure action. In the case of a foreclosure action, KFP would be required to assume or pay the existing first mortgage of approximately $2,000,000 if KFP becomes the purchaser at any such sale. The Company intends to continue to monitor its investment in KFP. While the Company is encouraged by the positive movement in Kansas towards considering legislation that would legalize the operation of gaming devices at pari-mutuel track locations, there can be no assurance as to Camptown's ability to maintain its license at the location, or any successful completion or operation of any part of this project.

Cash provided by operations for the six months decreased by approximately $1,588,000 from amounts reported for the prior year period. The change is primarily due to an increase in cash provided by the casino and tavern operations of approximately $5,700,000 which was attributable to the Rainbow Casino, offset by an increase in business development costs over the same period from the prior year of $7,229,000, primarily related to the BGII merger.

Cash provided by investing activities for the six months improved $12,403,000 from the same period in the prior year due primarily to the proceeds from the sale of approximately $8,015,000
securities  available  for  sale.   Also,  cash  collections   on,
net  of  additions  to,  receivables  improved   by
$3,299,000 compared to the same period last year.

Cash used in financing activities for the six months declined $76,000 from the same period last year due primarily to the Company's principal reductions on its existing long-term debt of $2,091,000 offset by proceeds of $682,000 from issuing additional long-term debt.

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

Results of Operations.

Three Months Ended December 31, 1994 and 1995

Revenues:

Total revenues for the three months ended December 31, 1995 were $37,687,000, an increase of $6,173,000 (19.6%) over those for the same period in 1994. Revenues from all gaming route operations decreased $469,000 (1.7%) to approximately $26,325,000 in the second quarter of fiscal 1996. Revenues from the Louisiana route operations increased $334,000 (an increase of 9.0%) primarily as a result of an expansion of operations from the opening of a new OTB parlor in October 1995. Revenue from Nevada route operations decreased approximately $803,000 (3.5%) over those for the same period last year. The decrease in the Nevada gaming route revenues was attributable to a $1.65 decrease in the average net win per gaming device per day for the three months ended December 31, 1995 compared to the same period in 1994 (accounting for a decrease of approximately $793,000) and a decrease in the weighted average number of gaming devices on location for the three months ended December 31, 1995 as compared to the same period in 1994 (accounting for a decrease of approximately $10,000). Revenues from casino and tavern operations, including food and beverage sales, increased approximately $6,645,000 (141.0%) during the current year quarter as compared to those for the prior year as revenues recognized from the Rainbow Casino, which were consolidated beginning March 29, 1995, exceeded the revenues lost with the termination of the Company's lease at the Royal Casino and the reduction of operations at the Company's tavern locations.


Costs and Expenses:

Costs of Revenues

Cost of gaming route revenues for the quarter ended December 31, 1995 increased $35,000 (0.2%) over the same quarter in 1994. Costs of revenues from route operations in Louisiana increased $157,000 (an increase of 6.5% from last year) as a result of an expansion of operations from the opening of a new OTB parlor in October 1995. Costs of gaming revenues for Nevada gaming route revenues decreased $122,000 (0.7%) as compared to the prior year as revenues declined and increased slightly as a percent of Nevada gaming route revenues primarily due to increased costs associated with additional and renewed space lease contracts. Cost of route revenues includes rents under both space lease and revenue sharing arrangements, gaming taxes and direct labor, including related taxes and benefits. The cost of casino and tavern revenues including costs of food and beverage revenues increased $2,459,000 (83.7%) compared to 1994 results primarily due to the Rainbow Casino cost of revenues which were consolidated beginning March 29, 1995. This increase was partially offset from the termination of the Company's lease at the Royal Casino and the reduction of operations at the Company's tavern locations. Cost of casino and tavern revenues includes cost of goods sold, gaming taxes, rent and direct labor, including related taxes and benefits.

Expenses

For the quarter ended December 31, 1995 the Company incurred developmental costs associated with pursuing the Company's growth strategy of approximately $5,372,000, an increase of $3,407,000 (173.4%) over the same period from last year. These business development expenses include salaries and wages, related taxes and benefits, professional fees, travel expense and other expenses associated with supporting the Company's growth strategy. Current quarter development costs also include expenses of $4,760,000 associated with the Company's merger with BGII.

Selling, general and administrative expenses for the period increased approximately $1,692,000 (53.6%) from the prior year. Expenses for casinos and taverns increased $1,984,000 (224.4%) from the prior year primarily due to the Rainbow Casino expenses which were consolidated beginning March 29, 1995. This increase was partially offset from the termination of the Company's lease at the Royal Casino and the reduction of operations at the Company's tavern locations. Such expenses related to gaming route operations decreased $294,000 (12.9%) from the prior year reflecting steps taken to control costs, including reduced staffing levels. Corporate general and administrative expenses decreased $796,000 (33.8%). This decrease was caused primarily by controlling costs and reducing staffing levels. The Company expects that there may be further increases in selling, general and administrative expenses related to the addition of new management and development personnel and other costs associated with supporting the Company's business strategy.

Six Months Ended December 31, 1994 and 1995

Revenues:

Total revenues for the six months ended December 31, 1995 were $76,229,000, an increase of $13,891,000 (22.3%) over those for the same period in 1994. Revenues from all gaming route operations increased $110,000 (0.2%) to approximately $52,621,000 in the first six months of fiscal 1996. Revenues from the Louisiana route operations increased $147,000 (a increase of 1.9%) primarily as a result of an expansion of operations from the opening of a new OTB parlor in October 1995. Revenues from Nevada route operations decreased approximately $36,000 (0.1%) over those for the same period last year. The decrease in the Nevada gaming route revenues was attributable to a $0.52 decrease in the average net win per gaming device per day for the six months ended December 31, 1995 compared to the same period in 1994 (accounting for a decrease of approximately $499,000) which exceeded an increase in the weighted average number of gaming devices on location for the six months ended December 31, 1995 as compared to the same period in 1994 (accounting for an increase of approximately $463,000). Revenues from casino and tavern operations, including food and beverage sales, increased approximately $13,791,000 (140.6%) during the current six months as compared to those for the prior year as revenues recognized from the Rainbow Casino, which were consolidated beginning March 29, 1995, exceeded the revenues lost with the termination of the Company's lease at the Royal Casino and the reduction of operations at the Company's tavern locations.


Costs and Expenses:

Costs of Revenues

Cost of gaming route revenues for the six months ended December 31, 1995 increased $1,147,000 (2.9%) over the same period in 1994. Costs of revenues from route operations in Louisiana decreased $53,000 (a decrease of 1.1% from last year) as a result of controlling direct labor costs. Costs of gaming revenues for Nevada gaming route revenues increased $1,200,000 (3.5%) as compared to the prior year and increased slightly as a percent of Nevada gaming route revenues primarily due to increased costs associated with additional and renewed space lease contracts. Cost of route revenues includes rents under both space lease and revenue sharing arrangements, gaming taxes and direct labor, including related taxes and benefits. The cost of casino and tavern revenues including costs of food and beverage revenues increased $5,246,000 (86.5%) compared to 1994 results primarily due to the Rainbow Casino cost of revenues which were consolidated beginning March 29, 1995. This increase was partially offset from the termination of the Company's lease at the Royal Casino and the reduction of operations at the Company's tavern locations. Cost of casino and tavern revenues includes cost of goods sold, gaming taxes, rent and direct labor, including related taxes and benefits.

Expenses

For the six months ended December 31, 1995 the Company incurred developmental costs associated with pursuing the Company's business strategy of approximately $10,737,000, an increase of $7,229,000 (206.1%) over the same period from last year. These business development expenses include salaries and wages, related taxes and benefits, professional fees, travel expense and other expenses associated with supporting the Company's strategy. Current year development costs also include expenses of $9,437,000 associated with the Company's tender and consent solicitation for the common stock of, and subsequent entering into a definitive merger agreement with, Bally Gaming International, Inc.

Selling, general and administrative expenses for the period increased approximately $2,912,000 (44.9%) from the prior year. Expenses for casinos and taverns increased $3,629,000 (198.3%) from the prior year primarily due to the Rainbow Casino expenses which were consolidated beginning March 29, 1995. This increase was partially offset from the termination of the Company's lease at the Royal Casino and the reduction of operations at the Company's tavern locations. Such expenses related to gaming route operations decreased $717,000 (15.4%) from the prior year reflecting steps taken to control costs, including reduced staffing levels. Corporate general and administrative expenses decreased $1,265,000 (29.4%). This decrease was caused primarily by controlling costs and reducing staffing levels. The Company expects that there may be further increases in selling, general and administrative expenses related to the addition of new management and development personnel and other costs associated with supporting the Company's growth strategy.


                             PART II

Item 1. Legal Proceedings

         See "Notes to Unaudited Condensed Consolidated Financial
Statements-  10. Legal Proceedings" for        a  description  of
certain legal proceedings.

Item 6. Exhibits and Reports on Form 8-K

             a.   Exhibits

             Exhibit
             Number    Description

             10.67     Agreement  and  Plan   of  Merger  among  Alliance
                       Gaming Corporation, BGII Acquisition Corp. and Bally Gaming International, Inc. as of
                       October 18, 1995.

             10.68 Employment Agreement, dated as of October 28, 1995, between the Company and Robert Miodunski.

             b.   Reports on Form 8-K

                       There were no reports filed on Form 8-K for the three months ended December 31, 1995.






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