Form 10-K/A
period 1995-06-30
ALLIANCE GAMING CORP
filed 1996-03-05
CIK 2491

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-K/A
                  Amendment No. 3 to Form 10-K

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $32,641,000 as of March 4, 1996.

The   number  of  shares  of  Common  Stock,  $0.10  par   value,
outstanding as of March 4, 1996 according to the records of registrant's registrar and transfer agent, was 11,654,150.

              DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about April 1, 1996 (to be filed) are incorporated by reference into Part III of this Form 10-K.

                             PART I

ITEM 1.   BUSINESS

Introduction

Alliance Gaming Corporation (the "Company") is a diversified gaming company which (at June 30, 1995) operates approximately 7,184 gaming devices (primarily video poker devices and slot machines). The Company is the largest private gaming device route operator in Nevada and one of the largest in the United States. In its Nevada gaming device route operations, the
Company selects, owns, installs, manages and services gaming devices (approximately 5,208 as of June 30, 1995) in third-party owned local establishments such as taverns, restaurants, supermarkets, drug stores and convenience stores (approximately 516 locations as of June 30, 1995). Also in Nevada, the Company owns and operates one full service small casino and leases and operates a small casino, one small casino-hotel and three taverns which collectively have approximately 703 gaming devices and 9 table games. In the fiscal year ended June 30, 1992, the Company expanded its gaming device route operations to Louisiana, where it is the operator of approximately 694 video poker devices at the only racetrack and associated off-track betting parlors ("OTBs") in the greater New Orleans area. In March 1995, the Company completed its acquisition of the general partnership interest in the Rainbow Casino Vicksburg Partnership, L.P. ("RCVP"). RCVP owns a dockside casino in Vicksburg, Mississippi which contains approximately 579 gaming devices and 28 table games. Additionally, the Company manages the casino pursuant to a long term management contract. The Company had previously acquired 45% of RCVP through a limited partnership interest acquired in July 1994. The Company also designs and manufactures gaming devices which are exclusively used in its Nevada operations.

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

The Company was incorporated in Nevada on September 30, 1968 under the name Advanced Patent Technology. The Company changed its name to Gaming and Technology, Inc. in 1983, to United Gaming, Inc. in 1988 and to Alliance Gaming Corporation on December 19, 1994. The Company conducts its gaming operations through directly and indirectly owned subsidiaries. The term "Company" as used herein refers to Alliance Gaming Corporation and such subsidiaries unless the context otherwise requires. The Company's principal executive offices are located at 4380 Boulder Highway, Las Vegas, Nevada 89121; telephone (702)435-4200.


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

Revenue-sharing arrangements accounted for approximately 80%, 86%, and 86% of the Nevada gaming device route revenues and 77%, 80%, and 78% of its operating Nevada route gaming devices in fiscal 1993, 1994, and 1995. At June 30, 1995, the weighted average remaining term of the Company's revenue sharing arrangements was approximately 4.2 years. Space lease arrangements accounted for approximately 20%, 14%, and 14% of the Nevada gaming route revenues and 23%, 20%, and 22% of its operating Nevada route gaming devices in fiscal 1993, 1994, and 1995. At June 30, 1995, the weighted average remaining term of the Company's space leases was 2.7 years.

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

Marketing. The Company believes it has a diversified customer base with no one customer accounting for more than 10% of the Company's revenues generated from Nevada gaming device route operations during the fiscal year ended June 30, 1995 (although approximately 14.1% of such revenues was generated through an affiliated group of such customers). Such affiliated group consists of eight partnerships each having one individual partner who is common to all such partnerships. As the largest Nevada gaming device route operator, the Company believes that it is able to differentiate itself from its competitors through a full-service operation providing its customers marketing assistance and promotional allowances and using its advanced design capabilities to provide gaming devices with features customized to customers' needs, such as Gambler's Choice, a multi-game device tailored to the local gaming market.

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


Casino Operations

On July 16, 1994, the Rainbow Casino located in Vicksburg, Mississippi permanently opened for business. Through a wholly-owned subsidiary, the Company originally purchased a 45% limited partnership interest in RCVP, a Mississippi limited partnership which owns the casino, all assets (including the gaming equipment) associated with the casino and certain adjacent parcels of land. As consideration for its 45% limited partnership interest, the Company paid $2,000,000 in cash and issued 600,000 shares of its common stock to The Rainbow Casino Corporation ("RCC"), an unaffiliated Mississippi corporation, and its two sole shareholders. The 55% general partnership interest in RCVP was held by RCC. In connection with the completion of the casino, the Company funded a $3,250,000 advance to RCC on the same terms as RCC's financing from Hospitality Franchise Systems, Inc. ("HFS") (other than the fact that such advance is subordinate to payments due to HFS). On March 29, 1995, the Company consummated certain transactions whereby the Company acquired from RCC the controlling general partnership interest in RCVP and increased its partnership interest. In exchange for the assumption by
National  Gaming  Mississippi,  Inc.  ("NGM"),  a  subsidiary  of
National Gaming Corporation, of approximately $1,140,000 of liabilities (plus a financing fee payable to HFS) related to the completion of certain incomplete elements of the project which survived the opening of the casino (for which RCC was to have been responsible, but failed to satisfy), a related $652,000 cash payment by the Company to NGM and commitments by the Company and NGM to fund additional financing required to complete the project: (i) a subsidiary of the Company became the general partner and RCC became the limited partner and (ii) the respective partnership interests were adjusted. As a result of these transactions, RCVP assumed $1,304,000 of new debt of which 50% was payable to the Company. Under the adjusted partnership interests, RCC is entitled to receive 10% of the net available cash flows after debt service and other items, as defined, (which amount shall increase to 20% of cash above $35,000,000 (i.e., only on such incremental amount)), for a period of 15 years, such period being subject to one year extensions for each year in which a minimum payment of $50,000 is not made. This transaction was accounted for as an acquisition using the purchase method. Accordingly, the purchase price was allocated to assets acquired based on their estimated fair values. This treatment resulted in no cost in excess of net assets acquired (goodwill) being recognized. The Rainbow Casino's results of operations have been included in the consolidated results of operations since the date of acquisition. Also, the Company's 5.2% royalty on gross revenues was terminated on the date it became the general partner. The entire project consists of the Rainbow Casino and also includes an 89-room Days Inn hotel and a 10 acre indoor and outdoor entertainment complex called Funtricity Entertainment Park, which was developed by a subsidiary of Six Flags. Both the hotel and entertainment park opened in late May 1995. The entire property, known as Vicksburg Landing, is the only destination of its kind in Mississippi containing a unique casino/family entertainment complex.

At   June  30,  1995,  the  Company's  Nevada  casino  operations consisted of owning and operating the Plantation and leasing and operating a small casino and one small casino-hotel.

In April 1990, the Company purchased, for an aggregate purchase price of $9,700,000, substantially all of the assets of the Plantation Casino (the "Plantation") located near the border of Reno and Sparks in northern Nevada. The Plantation is a 20,000 square foot casino containing 477 gaming devices, keno and 7 table games, including blackjack, craps, roulette and poker. In addition, the Plantation offers a race and sports book which is leased to an independent race and sports book operator. The Plantation, which also includes an approximately 300 seat restaurant, is convenient to both Reno and Sparks and caters to the local market.

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


Tavern Operations

The Company currently operates two taverns in the Las Vegas area. The taverns were acquired when the owners of the locations defaulted on their subleases with the Company. The two locations operate a total of 80 gaming devices. In addition, each of the locations include full-service restaurants. The Company owns three additional such locations which defaulted on their subleases, but which are not currently open for business or are operated by unaffiliated third parties pending the sale of the properties.

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

Due to continuing operating losses and the incompatibility of small independent tavern operations with the Company's overall growth strategy, in fiscal 1994 the Company elected to dispose of its currently operated taverns. As a result of this decision, the Company wrote down certain assets related to the taverns to their net realizable value and expensed the present value of future lease payments net of assumed future sublease income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations of Alliance- Results of Operations- Fiscal 1995 Compared with Fiscal 1994- Expenses". Subsequently, the Company has entered into an agreement to sell all six tavern locations to an unaffiliated third party. This agreement is subject to, among other conditions, obtaining appropriate approvals from Nevada gaming authorities, which approvals are expected by the end of December 1995. No material gain or loss will be recognized upon consummation of this sale, but the Company expects ongoing results of operations to improve as a result of the disposition of these unprofitable tavern locations.

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

The Company is subject to substantial direct competition for its space lease and revenue sharing gaming device locations from several large gaming route operators and numerous small operators, located principally in Las Vegas, Reno and the surrounding areas. The Company and Jackpot Enterprises are the dominant gaming route operators in Nevada. The principal method of competition for gaming route operators include the economic terms of the space lease or revenue sharing arrangement, the services provided and the reputation of the route operator. Price competition is intense and has reduced the Company's gross margin on such operations over the past several years as the percentage of the gaming device revenues retained by local establishment owners has increased. The Company expects this trend to continue.

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


Business Development Activity

On June 19, 1995, the Company publicly proposed a negotiated acquisition of Bally Gaming International, Inc. ("BGII") for $12.50 per share of BGII common stock. Prior to making this offer, the Company had acquired 500,000 shares of BGII stock on the open market and at June 30, 1995 held 1,000,000 shares (approximately 9.3% of BGII's total outstanding shares, based on BGII's most recent public filings) which it acquired at an average cost of approximately $10.41 per share. Under the proposed terms of the offer, approximately 60% of BGII shares not held by the Company would be acquired for cash with the remainder exchanged for shares of the Company's common stock. The offer was contingent upon satisfactory due diligence, regulatory and stockholder approval and reasonable financing. At the time the offer was made public, the Company requested expedited due diligence, subject to a confidentiality agreement. BGII had previously announced a planned merger with WMS Industries, Inc. ("WMS") which included an exclusive period for WMS to negotiate the terms of that proposed merger. WMS's exclusive negotiating period had expired several weeks before the Company's proposal was made without announcement or action on the part of BGII or WMS. On July 25, 1995, after being refused due diligence access and the announcement by BGII that a definitive agreement had been reached to merge with WMS, the Company announced its intent to make a tender offer for BGII. The tender offer was on largely the same terms as the originally proposed acquisition. On the same date, the Company announced it had filed litigation in Delaware Chancery Court requesting that the court require BGII to grant the Company due diligence access, enjoin BGII from proceeding with the WMS merger (including a provision therein requiring the sale of BGII's German operations) and declare the breakup fee provided for in the WMS merger to be invalid. The Company indicated that it would increase the price per share of BGII stock to $13.00 per share if the breakup fee was declared invalid. The tender offer was conditioned upon the Company being validly tendered a number of shares of BGII stock, which combined with its own holdings of such stock, would give the Company a majority of BGII's outstanding shares. The tender offer commenced on July 28, 1995 and, as extended to date. Subsequently, the Company announced its intention to proceed with a consent solicitation to elect a majority of independent directors to the BGII Board of Directors. On August 14, 1995, the Company, BGII and WMS jointly announced an agreement whereby the parties would hold in abeyance all activities related to pending litigation until September 1, 1995, refrain from commencing new litigation until that same date, BGII would schedule its annual shareholder meeting for consideration of the proposed WMS merger and the election of directors on October 30, 1995, and the Company would extend the expiration date of the tender offer until September 12, 1995 and refrain from soliciting proxies until September 1, 1995. On September 1, 1995, the Company disclosed that it had obtained firm financing commitments to fund the tender offer and that such commitments were not conditioned on due diligence of BGII. Accordingly, the Company extended the expiration date of its tender offer to September 29, 1995. BGII and WMS filed lawsuits against the Company alleging numerous public misrepresentations had been made by the Company with regards to the WMS-BGII agreement, the Company's tender offer and the level of cooperation of BGII's board of directors.

Through a wholly owned subsidiary, Native American Investments, Inc. ("NAI"), the Company has a contract to develop Class II and III gaming opportunities with an Indian tribe in California. Class II gaming includes bingo, pulltabs and non banking card games that are already permitted in a state, and is subject to the concurrent jurisdiction of the National Indian Gaming Commission ("NIGC") and the applicable Indian tribe. Class III gaming is a residual category composed of all forms of gaming that are not Class I gaming (which consists of non-commercial social games played solely for prizes of minimal value or traditional forms of Indian gaming) or Class II gaming, including casino style gaming. The contract is subject to negotiations resulting in satisfactory compacts with the state and approval of the contract by the National Indian Gaming Commission. The Governor of California has to date refused to negotiate a compact covering Indian gaming in California and is currently engaged in related litigation with certain Indian tribes. In one case, Rumsey Indian Rancheria vs. Wilson, which had been appealed to the U.S. Ninth Circuit Court of Appeals, a three judge panel ruled that the State of California may be obligated to negotiate compacts with Indian tribes for Class III gaming with respect to slot machines. However, the determination of a legal definition for slot machines was remanded to the U.S. Federal District Court for the Eastern District of California. In the case of Western Telcon vs. California State Lottery, a three judge panel from the Second Appellate District Court of Appeals ruled that the state's lottery machines are the legal equivalent of slot machines. This ruling was recently upheld by the full Court. The State of California has appealed this ruling to the state Supreme Court. There can be no assurance as to the ultimate outcome of these litigation activities or the successful completion or operation of any part of this project.

The Company and Casino Magic Corporation, through wholly owned subsidiaries, are members in Kansas Gaming Partners, L.L.C. ("KGP") and Kansas Financial Partners, L.L.C. ("KFP"), both Kansas limited liability companies. Under an option agreement (the "Option Agreement") granted to KGP by Camptown Greyhound Racing, Inc. ("Camptown") and The Racing Association of Kansas-Southeast ("TRAK Southeast"), KGP has been granted the exclusive right, which right expires on September 13, 2013, to operate gaming devices and/or casino-type gaming at Camptown's racing facility in Frontenac, Kansas if and when such gaming is permitted in Kansas. In December 1994, Camptown received a $3,205,000 loan from Boatmen's Bank which was guaranteed by KFP. The Company and Casino Magic Corporation each invested $1,580,000 in KFP which was used to purchase a certificate of deposit to collateralize its guaranty. Construction of Camptown's racing facility has been completed and the facility opened for business in May 1995. The racing facility was temporarily closed on November 5, 1995 due to poor financial results. Camptown filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 1996 and has stated an intention to reopen for business following bankruptcy reorganization. Boatmen's Bank demanded payment of the Camptown loan from KFP under the terms of the guaranty. KFP paid the loan and Boatmen's Bank returned KFP's certificate of deposit and KFP assumed Boatmen's Bank's position in the loan to Camptown which is secured by a second mortgage on Camptown's greyhound racing facility in Frontenac, Kansas. TRAK Southeast and Camptown continue to be bound by the Option Agreement. KFP intends to vigorously pursue all of its rights and remedies which may include, among other things, seeking authority from the bankruptcy court to commence a foreclosure action. In the case of a foreclosure action, KFP would be required to assume or pay the existing first mortgage of approximately $2,000,000 if KFP becomes the purchaser at any such sale. The Company intends to continue to monitor its investment in KFP. The Company believes that the Kansas legislature may consider at least two gaming bills this session. One bill, if approved by two thirds of both houses of the Kansas legislature, would call for a public vote to amend the Kansas constitution to allow slot machines at up to two gaming locations in each legislative district, with one location being reserved for any licensed pari-mutuel location in the district. The second bill, if passed by a majority of both houses of the Kansas legislature, would allow, subject to local option election of the citizens in the county, slot machines at licensed pari-mutuel race tracks.


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

Gaming Regulations and Licensing

Nevada. The ownership and operation of casino gaming facilities in Nevada are subject to (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (the "Nevada Act") and
(ii) various local ordinances and regulations. The Company's gaming, manufacturing, distributing and slot route operations are subject to the licensing and regulatory control of the Nevada State Gaming Control Board ("Nevada Board"), the Nevada Gaming Commission ("Nevada Commission"), the County Liquor and Gaming Licensing Board ("Clark County Board") and various other county and city regulatory agencies, all of which are collectively referred to as the "Nevada Gaming Authorities".

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

The Nevada Act requires any person who acquires more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor" as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of a Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the Registered Corporation's corporate charter, bylaws, management, policies or operations of the Registered Corporation, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

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


                                                                          Annual
                                                          Building        Rental
 Location              Use                             Square Feet      Payments
                                                                       (In 000s)

Las Vegas, Nv.       Executive offices, route               72,000        $  486
                      operations and manufacturing
Washington, D.C.     Administrative offices                    400            31
New York, N.Y.       Executive offices                       4,650           279
Vicksburg, Ms.       Casino administration offices           2,000            15
Las Vegas, Nv.       Subleased office space                  9,500            58
Reno/Sparks, Nv.     Route operations                        2,100            71
Carson City, Nv.     Route operations                        2,500             8
Fallon, Nv.          Route operations                          900             5
Elko, Nv.            Route operations                        1,000             8
Las Vegas, Nv.       Route location                          8,000           419
Tonopah, Nv.         Casino Hotel                           10,000           210
Las Vegas, Nv. (1)   Casino                                 24,700           494
Las Vegas, Nv.       Tavern                                  7,000           122
Las Vegas, Nv.       Tavern                                  4,864            96
Las Vegas, Nv. (1)   Tavern                                  4,300            81
Las Vegas, Nv.       Tavern                                  3,500            88
Las Vegas, Nv.                                               4,200            54
Las Vegas, Nv.       Tavern                                  4,225            80
Las Vegas, Nv. (2)   Ground Lease                                            320
Sparks, Nv. (3)      Ground Lease                                              4
New Orleans, La.     Administrative offices & route          6,000            53
                      operations

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


ITEM 3.   LEGAL PROCEEDINGS

On June 19, 1995, the Company publicly proposed a negotiated acquisition of Bally Gaming International, Inc. ("BGII") for $12.50 per share of BGII common stock. Prior to making this offer, the Company had acquired 500,000 shares of BGII stock on the open market and at June 30, 1995 held 1,000,000 shares (approximately 9.3% of BGII's total outstanding shares, based on BGII's most recent public filings) which it acquired at an average cost of approximately $10.41 per share. Under the proposed terms of the offer, approximately 60% of BGII shares not held by the Company would be acquired for cash with the remainder exchanged for shares of the Company's common stock. The offer was contingent upon satisfactory due diligence, regulatory and stockholder approval and reasonable financing. At the time the offer was made public, the Company requested expedited due diligence, subject to a confidentiality agreement. BGII had previously announced a planned merger with WMS Industries, Inc. ("WMS") which included an exclusive period for WMS to negotiate the terms of that proposed merger. WMS's exclusive negotiating period had expired several weeks before the Company's proposal was made without announcement or action on the part of BGII or WMS. On July 25, 1995, after being refused due diligence access and the announcement by BGII that a definitive agreement had been reached to merge with WMS, the Company announced its intent to make a tender offer for BGII. The tender offer was on largely the same terms as the originally proposed acquisition. On the same date, the Company announced it had filed litigation in Delaware Chancery Court requesting that the court require BGII to grant the Company due diligence access, enjoin BGII from proceeding with the WMS merger (including a provision therein requiring the sale of BGII's German operations) and declare the breakup fee provided for in the WMS merger to be invalid. The Company indicated that it would increase the price per share of BGII stock to $13.00 per share if the breakup fee was declared invalid. The tender offer was conditioned upon the Company being validly tendered a number of shares of BGII stock, which combined with its own holdings of such stock, would give the Company a majority of BGII's outstanding shares. The tender offer commenced on July 28, 1995. Subsequently, the Company announced its intention to proceed with a consent solicitation to elect a majority of independent directors to the BGII Board of Directors. On August 14, 1995, the Company, BGII and WMS jointly announced an agreement whereby the parties would hold in abeyance all activities related to pending litigation until September 1, 1995, refrain from commencing new litigation until that same date, BGII would schedule its annual shareholder meeting for consideration of the proposed WMS merger and the election of directors on October 30, 1995, and the Company would extend the expiration date of the tender offer until September 12, 1995 and refrain from soliciting proxies until September 1, 1995. On September 1, 1995, the Company disclosed that it had obtained firm financing commitments to fund the tender offer and that such commitments were not conditioned on due diligence of BGII. Accordingly, the Company extended the expiration date of its tender offer to September 29, 1995. BGII and WMS filed lawsuits against the Company alleging numerous public misrepresentations had been made by the Company with regards to the WMS-BGII agreement, the Company's tender offer and the level of cooperation of BGII's board of directors.

The Company and its directors are currently defendants in a lawsuit filed by a stockholder. This suit seeks class action status and alleges several breaches of fiduciary duty by the Company's current and former directors. The Company believes this lawsuit was filed to thwart its attempted acquisition of BGII, the allegations contained therein are without merit and intends to vigorously defend itself against such claims. In the initial ruling on this case, the plaintiff's motion for expedited discovery was denied by the U.S. District Court of Nevada. The District Court also stated that it is unlikely that the plaintiff in the case would be able to represent other shareholders fairly and adequately as defined by law.

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

                                                    Fiscal Years Ended June 30
                                           1991      1992      1993      1994      1995
                                             (In Thousands, Except Per Share Amounts)
Statements of Operations Data
Revenues:
   Gaming
     Routes                             $ 77,150  $ 77,940  $ 96,282  $102,830   $106,827
     Casinos and taverns                  11,281    11,560    12,526    15,679     21,287
   Food and beverage sales                 3,120     3,376     4,184     4,480      3,847
   Net equipment sales  (1)                  214       379        99        65         27
                                          91,765    93,255   113,091   123,054   131,988
Costs and expenses:
   Cost of gaming
     Routes                               58,299    58,585    72,614    76,332    79,875
     Casinos and taverns                   8,528     8,459     8,667    11,871    11,436
   Cost of food and beverage               2,249     2,367     2,876     3,084     2,795
   Cost of equipment sales                   151       284        49        20        12
   Selling, general & administrative       8,059     8,950    12,667    13,555    14,633
   Business development costs                ---       ---       900     1,192     7,843
   Corporate administrative expenses       7,567     5,290     6,191     7,882     9,735
   Bad debt expense                        4,845       539       461       705       400
   Write-off of inventory, intangibles
       and other assets                    4,982       ---       ---       ---       ---
   Loss on abandoned casinos               7,847     2,307       ---     3,713       ---
   Loss on abandoned taverns                 ---       ---       ---     2,638       ---
   Depreciation and amortization           7,092     7,355     8,718     9,530     9,520
        Total costs and expenses         109,619    94,136   113,143   130,522   136,249
Operating loss                           (17,854)     (881)      (52)   (7,468)   (4,261)

Other income (expense)
     Interest income                       1,750     1,324       998     2,084     2,798
     Interest expense                     (4,663)   (4,505)   (5,046)   (6,830)   (8,133)
     Other, net                           (1,007)     (618)      450      (673)     (890)
Loss before taxes                        (21,774)   (4,680)   (3,650)  (12,887)  (10,486)
Income tax (expense) benefit               5,958       ---       ---      (241)     (265)
      Net loss                         $ (15,816) $ (4,680) $ (3,650) $(13,128) $(10,751)

Net loss per common share               $  (1.73) $  (0.51) $  (0.38) $  (1.28) $  (0.95)


ITEM 6.   SELECTED FINANCIAL DATA (continued)

                                                                   As of June 30
                                            1991           1992         1993           1994           1995
Balance Sheet Data
Cash and cash equivalents                $  5,774       $ 10,239      $ 9,580       $ 37,085       $ 13,734
Securities available for sale                 ---            ---          ---         12,489         23,680
Net working capital                        10,450         11,557        7,991         50,926         31,552
Total assets                               79,024         75,594       73,768        119,416        126,348
Total long term debt,
    including current maturities           44,450         43,282       44,798         90,726        101,397
Total stockholders' equity                 27,008         23,660       22,665         15,099          9,985

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

During fiscal 1995, the Company incurred approximately $7,843,000 in expenses associated with pursuit of the Company's business strategy. The Company's strategy is to use its strengthened management team, diversified gaming expertise and business and investment community relationships to develop new opportunities in the operation of land-based (including Native American owned), dockside and riverboat casinos, gaming systems and technology and the supply and management of gaming devices.

On July 16, 1994 the Rainbow Casino in Vicksburg, Mississippi permanently opened for business. In connection with the completion of the casino and the acquisition of its original 45% limited partnership interest, through a wholly-owned subsidiary, the Company funded a $3,250,000 advance to The Rainbow Casino Corporation ("RCC") on the same terms as RCC's financing from Hospitality Franchise Systems, Inc. ("HFS"). On March 29, 1995, the Company consummated certain transactions whereby the Company acquired from RCC the controlling general partnership interest in RCVP and increased its partnership interest. In exchange for the assumption by National Gaming Mississippi, Inc. ("NGM"), a subsidiary of National Gaming Corporation, of approximately $1,140,000 of liabilities (plus a financing fee payable to HFS) related to the completion of certain incomplete elements of the project which survived the opening of the casino (for which RCC was to have been responsible, but failed to satisfy), a related $652,000 cash payment by the Company to NGM and commitments by the Company and NGM to fund additional financing required to complete the project: (i) a subsidiary of the Company became the general partner and RCC became the limited partner and (ii) the respective partnership interests were adjusted. As a result of these transactions, RCVP assumed $1,304,000 of new debt of which 50% was payable to the Company. Under the adjusted partnership interests, RCC is entitled to receive 10% of the net available cash flows after debt service and other items, as defined, (which amount shall increase to 20% of cash above $35,000,000 (i.e., only on such incremental amount)), for a period of 15 years, such period being subject to one year extensions for each year in which a minimum payment of $50,000 is not made. In addition, if during any continuous 12-month period until December 31, 1999 the casino achieves earnings from the project of at least $10.5 million, before deducting depreciation, amortization, certain debt payments and substantially all taxes, then the Company will be obligated to pay to certain principals of the original partnership an amount aggregating $1 million in cash or shares of the Company's Common Stock.

The Company and Casino Magic Corporation, through wholly owned subsidiaries, are members in Kansas Gaming Partners, L.L.C. ("KGP') and Kansas Financial Partners, L.L.C. ("KFP"), both Kansas limited liability companies. Under an option agreement (the "Option Agreement") granted to KGP by Camptown Greyhound Racing, Inc. ("Camptown") and The Racing Association of Kansas-Southeast ("TRAK Southeast"), KGP has been granted the exclusive right, which right expires on September 13, 2013, to operate gaming devices and/or casino-type gaming at Camptown's racing facility in Frontenac, Kansas if and when such gaming is permitted in Kansas. In December 1994, Camptown received a $3,205,000 loan from Boatmen's Bank which was guaranteed by KFP. The Company and Casino Magic Corporation each invested $1,580,000 in KFP which was used to purchase a certificate of deposit to collateralize its guaranty. Construction of Camptown's racing facility has been completed and the facility opened for business in May 1995. The racing facility was temporarily closed on November 5, 1995 due to poor financial results. Camptown filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 1996 and has stated an intention to reopen for business following bankruptcy reorganization. Boatmen's Bank demanded payment of the Camptown loan from KFP under the terms of the guaranty. KFP paid the loan and Boatmen's Bank returned KFP's certificate of deposit and KFP assumed Boatmen's Bank's position in the loan to Camptown which is secured by a second mortgage on Camptown's greyhound racing facility in Frontenac, Kansas. TRAK Southeast and Camptown continue to be bound by the Option Agreement. KFP intends to vigorously pursue all of its rights and remedies which may include, among other things, seeking authority from the bankruptcy court to commence a foreclosure action. In the case of a foreclosure action, KFP would be required to assume or pay the existing first mortgage of approximately $2,000,000 if KFP becomes the purchaser at any such sale. The Company intends to continue to monitor its investment in KFP. The Company believes that the Kansas legislature may consider at least two gaming bills this session. One bill, if approved by two thirds of both houses of the Kansas legislature, would call for a public vote to amend the Kansas constitution to allow slot machines at up to two gaming locations in each legislative district, with one location being reserved for any licensed pari-mutuel location in the district. The second bill, if passed by a majority of both houses of the Kansas legislature, would allow, subject to local option election of the citizens in the county, slot machines at licensed pari-mutuel race tracks.

Cash   provided   by   operations  for  fiscal   1995   decreased
approximately $8,105,000 from amounts reported for fiscal 1994. Included in the prior year's cash flows from operations was a non-recurring gain of $3,600,000 associated with the termination of the Company's letter agreement with Capital Gaming International, Inc. and $6,351,000 of charges related to the Company's decision to exit the downtown Las Vegas gaming market and dispose of its
tavern   operations.   Exclusive  of  these  prior  year   items,
expenditures   related  to  supporting  the  Company's   bisiness
strategy  increased approximately $3,051,000.  Long-term  accrued expenses decreased by approximately $1,031,000 as the Company paid rent and other exit expenses against the amounts accrued in fiscal 1994 as noted above. The remaining change in accrued expenses accounted for a use of cash in the amount of $4,710,000. These uses of cash were partially offset by an increase in cash flows from operations of approximately $2,666,000 from the Company's ongoing business operations and an operating cash contribution of approximately $3,089,000 from the first year of operations by the Rainbow Casino. Significant non-cash items added back to cash flows from operations for 1995 include
$1,313,000   in  non-cash  compensation  expense  and  $1,075,000
related to certain service contracts and termination costs.

Cash flows used for investing activities in fiscal year 1995 decreased by $5,651,000 from the prior year. Net collections on receivables improved by $2,605,000 compared to fiscal 1994 as receivable activity returned to historical norms. In fiscal 1994, the Company funded approximately $7,250,000 in loans to Capital Gaming International Inc. and the original general partner in RCVP which additions were partially offset by increased collections of receivables related primarily to the collection of the Capital Gaming loan in fiscal 1994.

Cash flows from financing activities in fiscal year 1995 declined $48,402,000 from fiscal 1994. In the prior year, the Company completed the private placement of $85,000,000 aggregate principal amount of its 7.5% Convertible Subordinated Debentures due 2003 ("Debentures"). Concurrent with the closing of the issuance of the Debentures, Kirkland Ft. Worth Investment Partners, L.P. ("KFW") invested $5,000,000 in the Company in exchange for 1,333,333 shares of the Company's Non-Voting Junior Convertible Special Stock and warrants to purchase up to 2,750,000 shares of Common Stock, subject to certain conditions. A portion of the net proceeds from these transactions was used to repay previously existing debt and accrued interest of approximately $38,245,000.

Earnings before interest, taxes, depreciation, and amortization ("EBITDA") as a percent of the related revenues changed for Nevada gaming machine management operations from 15.3% in fiscal 1994 to 16.7% in fiscal 1995 and for Louisiana gaming machine management operations from 18.9% to 21.5% for the same periods. EBITDA as a percent of revenues for the casino operations (excluding discontinued operations) excluding certain one-time charges, was 18.2% in fiscal 1994 and 23.3% in fiscal 1995. EBITDA should not be construed as an alternative to net income or any other GAAP measure of performance as an indicator of cash flows or as a measure of liquidity. Management believes that EBITDA is a useful adjunct to net income and other GAAP measurements and is a conventionally used financial indicator.

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

Expenses

For fiscal 1995, the Company incurred development costs associated with pursuing the Company's long term growth strategy of approximately $7,843,000, an increase of approximately $6,651,000 (558.0%) from fiscal 1994. Included in the development costs for fiscal 1995 was $1,669,000 of costs related to the merger with Bally Gaming International, Inc. Included as an offset to development costs for fiscal 1994 was a non-recurring gain of $3,600,000 related to the Company's effort to acquire Capital Gaming International, Inc. Prior year development costs also include certain significant expenses associated with the Company's purchase of NAI. Development costs include salaries and wages, related taxes and benefits, professional fees, travel expenses, payments to third parties for business development options and other expenses associated with supporting the Company's long-term growth strategy. With the exception of the significant costs expected to be incurred in conjunction with the merger with Bally Gaming International, Inc. The Company expects to continue to incur a significant level of development costs although at a reduced level compared to fiscal 1995.

Corporate administrative expenses for fiscal 1995 were approximately $9,735,000, an increase of $1,853,000 over the same amounts for fiscal 1994. The primary cause for the increase was $1,331,000 in compensation expense recognized upon the issuance of 250,000 shares of Common Stock to Steve Greathouse, the Company's President, Chief Executive Officer and Chairman of the Board, in connection with his employment agreement. Also contributing to the increase in corporate administrative expenses are $485,000 of expenses related to certain service contracts and termination costs. Corporate administrative expenses include salaries and wages, related taxes and benefits, professional fees and other expenses associated with maintaining the corporate office and providing centralized corporate services for the Company.

Exclusive of the development and corporate expenses noted above, selling, general and administrative expenses for fiscal 1995 increased $1,078,000 (7.9%) from the prior year. Selling, general and administrative expenses related to gaming route operations decreased $1,340,000 (13.8%) from fiscal 1994. Selling, general and administrative expenses for Louisiana route operations declined approximately $660,000 (23.8%) as staff reductions and cost containment measures were implemented to counter increased competition in that market. The same costs for Nevada route operations decreased $680,000 (9.8%) as the benefit of staff reductions and cost controls taken in late fiscal 1994 was realized. Selling, general and administrative costs increased for casino and tavern operations by $1,595,000 (44.0%) from the prior year. The acquisition of the Rainbow Casino, which contributed $1,984,000 to the increase, was partially offset by the closing of the Company's downtown Las Vegas properties and the termination of the lease at the Royal Hotel. Also contributing to the increase in selling, general and administrative expenses were $478,000 of expenses related to certain service contracts and termination costs. Selling, general and administrative expenses may be subject to further increases.

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

Steven Greathouse      44         Chairman of the Board, President and
                                     Chief Executive Officer

Shannon L. Bybee       56         Executive Vice President - Government Affairs

Anthony L. DiCesare    33         Executive Vice President - Development

John W. Alderfer       51         Sr.Vice President -Finance and Administration,
                                     Cheif Financial Officer and Treasurer

David D. Johnson       44         Sr.Vice President - Law and Government,
                                     Secretary and Corporate Legal Counsel

Robert L. Miodunski    44         Sr.Vice President - Nevada Route Group

Robert L. Saxton       41         Vice President - Casino Group

Robert M. Hester       39         Vice President - Human Resources and
                                     Administration

Robert A. Woodson      45         Vice President - Regulatory Compliance

Johnann F. McIlwain    48         Vice President - Marketing


Steve Greathouse joined the Company as President and Chief Executive Officer in August 1994 and was elected Chairman of the Board of Directors in March 1995. Mr. Greathouse, who has held various positions in the gaming industry since 1974, most recently served as the president of Harrah's Casino Hotels
Division of the Promus Companies. In this position, Mr. Greathouse had responsibility for Harrah's resorts in Las Vegas, Laughlin, Reno, Lake Tahoe and Atlantic City. From July 1991 to September 1993 Mr. Greathouse served as president and chief operating officer of Harrah's Southern Nevada, overseeing the operations of Harrah's Las Vegas and Harrah's Laughlin, then the two largest hotel-casinos in the Harrah's chain. Mr. Greathouse is an active member and has served as the Chairman of the Board of the Nevada Resort Association and is on the Executive Committee of United Way. He has also served as a member of the Board of Directors of the Las Vegas Convention and Visitors Authority and on the Executive Committee of the Nevada Development Authority. Mr. Greathouse is a graduate of the University of Missouri.

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

2.3              Asset   purchase  agreement  between  Plantation
          Investments,  Inc.  and  Richards-Schnack   Development
          Corp. dated April 2, 1990. (1)

2.4 First Amendment to Agreement of purchase and sale between Plantation Investments, Inc. and Richards-
          Schnack Development Corp. (1)


3.   Exhibits  (continued):

Exhibit
Number    Description

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



3.   Exhibits  (continued):

Exhibit
Number    Description

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



3.   Exhibits  (continued):

Exhibit
Number    Description

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



3.   Exhibits  (continued):

Exhibit
Number    Description

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

10.42.1         Second  Amended and Restated Agreement of Limited
          Partnership,  dated  march  29,  1995,  between  United
          Gaming Rainbow and RCC. (23)

10.43           Promissory Note, dated as of July 16, 1994,  from
          United  Gaming  Rainbow, Inc.  to  The  Rainbow  Casino
          Corporation. (19)

10.44           Pledge Agreement, dated as of July 16, 1994, from
          United  Gaming  Rainbow, Inc.  to  The  Rainbow  Casino
          Corporation. (19)

10.45           Promissory Note, dated as of July 16, 1994,  from
          John  A.  Barrett,  Jr.  and Leigh  Seippel  to  United
          Gaming, Inc. (19)



3.   Exhibits  (continued):

Exhibit
Number    Description

10.46 Escrow Agreement, dated as of August 11, 1994, among United Gaming Rainbow, Inc., The Rainbow Casino Corporation, John A. Barrett, Jr., Leigh Seippel and Butler, Snow, O'Mara, Stevens & Cannada, together with Agreement dated February 7, 1994, as amended July 11, 1994 between Rainbow Casino-Vicksburg Partnership, L.P. and the City of Vicksburg, Mississippi (19)

10.47 *         Employment Agreement between United Gaming,  Inc.
          and Johnann McIlwain. (20)

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


3.   Exhibits  (continued):

Exhibit
Number    Description

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

10.62           Commitment Letter, dated August 30, 1995, between
          Canpartners Investments IV, LLC and Cerberus  Partners,
          L.P. and the Company. (25)

10.63           Fee Letter, dated August 30, 1995, between Canyon
          Capital Management, L.P. and the Company. (25)

10.64            Fee  Letter,  dated  August  30,  1995,  between
          Cerberus Partners, L.P. and the Company. (25)

10.65            Guarantee,  dated  August  30,  1995,  from  CPI
          Securities, L.P. and The Value Realization  Fund,  L.P.
          to the Company. (25)

10.66           Form of Stock Purchase Agreement, dated September
          15,  1995,  related to private placement of  Non-Voting
          Junior Convertible Special Stock, Series B.

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

3.   Exhibits  (continued):
          (13) Incorporated by reference to the Registrants's Form 10-Q for the quarter ended March 31, 1993.
          (14) Incorporated by reference to the Registrant's Form 8-K dated November 5, 1993
          (15) Incorporated by reference to the Registrant's Form
          8-K dated December 10, 1993.
          (16) Incorporated by reference to the Registrant's Form
          S-2   Reg.   No.  33-72990  and  subsequent  amendments
          thereto.
          (17) Incorporated by reference to the Registrant's Form
          8-K dated March 7, 1994.
          (18) Incorporated by reference to the Registrant's Form
          8-K dated March 15, 1994.
          (19) Incorporated by reference to the Registrant's Form
          8-K dated August 11, 1994.
          (20) Incorporated by reference to the Registrant's Form
          10-K for the year ended June 30, 1994.
          (21) Incorporated by reference to the Registrant's Form
          10-Q for the quarter ended September 30, 1994.
          (22) Incorporated by reference to the Registrant's Form
          S-3 Reg. No. 33-58233.
          (23) Incorporated by reference to the Registrant's Form
          8-K dated March 29, 1995.
          (24)  Incorporated  by reference  to  the  Registrant's
          Schedule 14D-1 and Schedule 13D dated July 28, 1995.
          (25) Incorporated by reference to the Registrant's amended Schedule 14D-1 and amended Schedule 13D dated September 1, 1995.

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

ALLIANCE GAMING CORPORATION                            DATED: March 4, 1996



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

Name                       Title                             Date



/s/  Joel Kirschbaum       Director                          March 4, 1996
Joel Kirschbaum


/s/  Alfred H. Wilms       Director                          March 4, 1996
Alfred H. Wilms


/s/  Anthony DiCesare      Director                          March 4, 1996
Anthony DiCesare


/s/  Craig Fields          Vice Chairman of the Board        March 4, 1996
Dr. Craig Fields


/s/  David Robbins         Director                          March 4, 1996
David Robbins






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

Las Vegas, Nevada
September 1, 1995














                              F-1

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

                                   F-2

               ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                          June 30, 1994 and 1995

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            1994          1995
                                                 (In thousands, except per share amounts)
Current liabilities:
   Current maturities of long term debt                 $  1,504       $  3,995
   Accounts payable                                        1,661          1,758
   Accrued expenses, including related parties
       of $312 (1994) and $931 (1995)                      6,879          8,804

          Total current liabilities                       10,044         14,557

Long term debt, less current maturities                   89,222         97,402
Deferred tax liabilities                                   1,218          1,205
Other liabilities                                          3,587          2,556

          Total liabilities                              104,071        115,720

Commitments and contingencies

Minority interest                                            246            643

Stockholders' equity:
   Common stock, $.10 par value; authorized
      175,000,000 shares; issued  10,505,928 shares
      (1994)  and  11,654,150  shares   (1995)            1,051           1,165
   Special stock, $0.10 par value; authorized
      10,000,000 shares; issued 1,333,333
      (1994 and 1995)                                       133             133
   Paid-in capital                                       26,716          32,134
   Unrealized loss on securities available for sale        (421)           (316)
   Accumulated deficit                                  (12,380)        (23,131)

     Total stockholders' equity                          15,099           9,985

                                                       $119,416        $126,348












       See accompanying notes to consolidated financial statements.


                                   F-3

               ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                 Years Ended June 30 1993, 1994 and 1995

                                                         1993         1994         1995
                                                   (In thousands, except per share amounts)
Revenues:
     Gaming
         Routes                                       $ 96,282     $102,830     $106,827
         Casino  and  gaming arcades                    12,526       15,679       21,287
     Food and beverage sales                             4,184        4,480        3,847
     Net equipment sales                                    99           65           27

                                                       113,091      123,054      131,988
Costs and expenses:
     Cost of gaming:
         Routes                                         72,614       76,332       79,875
         Casino  and  taverns                            8,667       11,871       11,436
     Cost of food and beverage                           2,876        3,084        2,795
     Cost of equipment sales                                49           20           12
     Selling, general & administrative                  12,667       13,555       14,633
     Business  development  expenses                       900        1,192        7,843
     Corporate expenses                                  6,191        7,882        9,735
     Bad  debt  expense                                    461          705          400
     Loss on abandoned small casinos                       ---        3,713          ---
     Loss  on  abandoned  taverns                          ---        2,638          ---
     Depreciation and amortization                       8,718        9,530        9,520

                                                       113,143      130,522      136,249

Operating  loss                                            (52)      (7,468)      (4,261)

Other income (expense):
     Interest  income                                      998        2,084        2,798
     Interest expense                                   (5,046)      (6,830)      (8,133)
     Minority  share  of  income                           ---         (506)        (397)
     Equity  in  income of  affiliate                      ---          ---           31
     Other,   net                                          450         (167)        (524)

Loss before income taxes                                (3,650)     (12,887)     (10,486)

Income tax expense                                         ---         (241)        (265)

Net loss                                              $ (3,650)    $(13,128)    $(10,751)

Net loss per common share                             $ ( 0.38)    $  (1.28)    $  (0.95)

Weighted  average common shares outstanding              9,696       10,251       11,300






       See accompanying notes to consolidated financial statements.

                                   F-4

               ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Years Ended June 30 1993, 1994 and 1995

                                                            1993          1994          1995
                                                                     (In thousands)
Cash flows from operating activities:
     Net loss                                           $  (3,650)     $(13,128)    $(10,751)
     Adjustments to reconcile net loss
       to net cash provided by operating activities:
       Depreciation and amortization                        8,718         9,530        9,520
       Loss on  abandoned  casinos                            ---         3,713          ---
       Loss  on  abandoned  taverns                           ---         2,638          ---
       Write-off of other assets                              149         1,817        2,796
       Provision for losses on receivables                    461           705          400
       Amortization of debt discounts                         265           292          297
       Undistributed earnings of affiliate                    ---           ---          (31)
       Non-cash  stock  compensation  expense                 ---           ---        1,313
     Net change in operating assets and liabilities:
     (Increase) decrease in:
       Inventories                                           (233)           78          (40)
       Prepaid    expenses                                  1,475          (519)         381
       Refundable  income  taxes                              766          (361)         ---
       Other                                                  305           254         (126)
     Increase (decrease) in:
       Accounts and slot contracts payable                 (2,378)          269         (447)
       Accrued  and  deferred income  taxes                   ---           137         (137)
       Other liabilities, including minority interest        (153)          511          397
       Accrued   expenses                                     184         3,126       (2,615)
          Net cash provided by operating activities         5,909         9,062          957

Cash flows from investing activities:
     Additions to property and equipment                   (5,092)       (5,385)      (8,887)
     Proceeds  from  sale of property and  equipment          257         1,466          351
     Additions to receivables                              (8,715)      (18,801)      (8,970)
     Cash collections on receivables                        7,925        17,541       10,315
     Net cash provided by acquisition of business             ---           ---        2,481
     Acquisition of securities available for sale             ---       (12,910)     (11,086)
     Acquisition of partnership interests                     ---        (2,000)      (1,585)
     Additions to intangible assets                           (77)       (5,179)        (390)
     Additions to other long-term assets                   (3,296)       (2,031)      (3,877)
          Net cash used in investing activities            (8,998)      (27,299)     (21,648)

Cash flows from financing activities:
     Proceeds from long-term debt, net of expenses          1,941        81,984          ---
     Issuance  of  common stock  warrants                     559           116          ---
     Reduction of long-term debt                           (2,167)      (41,776)      (3,125)
     Issuance  of  special stock, net of  costs               ---         4,799          ---
     Issuance of common stock                               2,097           619          465
          Net cash provided by
             (used in) financing activities                 2,430        45,742       (2,660)

Cash and cash equivalents:
      (Decrease) increase for  year                          (659)       27,505      (23,351)
      Balance, beginning of year                           10,239         9,580       37,085
          Balance, end of year                           $  9,580      $ 37,085     $ 13,734

       See accompanying notes to consolidated financial statements.
                                    F-5

               ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 Years Ended June 30, 1993, 1994 and 1995

                              (In thousands)

                              Total                                                                Retained
                              Stock-                                                               Earnings      Unreal.
                              holders'      Common Stock          Special Stock        Paid-in     (Accum.       Loss on
                              Equity     Shares     Dollars     Shares     Dollars     Capital     Deficit)     Securities
Balances, June 30, 1992      $23,661      9,409      $ 942         ---         ---     $18,320     $ 4,398            ---
  Net loss                    (3,650)       ---        ---         ---         ---         ---      (3,650)           ---
  Common stock
   warrants issued               559        ---        ---         ---         ---         559         ---            ---
  Shares issued upon
   exercise of options         2,096        591         59         ---         ---       2,038         ---            ---
Balances, June 30, 1993       22,666     10,000      1,001         ---         ---      20,917         748            ---
  Net loss                   (13,128)       ---        ---         ---         ---         ---     (13,128)           ---
  Shares issued for
   acquisitions                  249        112         11         ---         ---         238         ---            ---
  Common stock
   warrants issued               116        ---        ---         ---         ---         116         ---            ---
  Cost of private
   placement                    (201)       ---        ---         ---         ---        (201)        ---            ---
  Net change in
   unrealized loss on           (421)       ---        ---         ---         ---         ---         ---           (421)
   securities available
   for sale
  Shares issued for
   capital infusion            4,999        ---        ---       1,333         133        4,866        ---            ---
  Shares issued upon
   exercise of options           819        394         39         ---         ---          780        ---            ---
Balances, June 30, 1994       15,099     10,506      1,051       1,333         133       26,716    (12,380)          (421)
  Net loss                   (10,751)       ---        ---         ---         ---          ---    (10,751)           ---
  Shares issued for
   acquisitions                3,754       712          71         ---         ---        3,683        ---            ---
  Compensatory stock
   issued                      1,313       250          25         ---         ---        1,288        ---            ---
  Net change in
   unrealized loss on
   securities available          105       ---         ---         ---         ---          ---        ---            105
   for sale
  Shares issued upon
   exercise of options           465       186          18         ---         ---          447        ---            ---
Balances, June 30, 1995      $ 9,985   $11,654     $ 1,165       1,333       $ 133      $32,134   $(23,131)        $ (316)








        See accompanying notes to consolidated financial statements.

                                    F-6
               ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                   F-7
               ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     At each balance sheet date, management evaluates the realizability of goodwill based on expectations of non-discounted cash flows and operating income for each subsidiary having a material goodwill balance. Based upon its most recent analysis, management believes that no material impairment of goodwill exists at June 30, 1995.

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

     The carrying value of intangible assets is periodically reviewed by management and impairment losses are recognized when the expected non-discounted future operating cash flows derived from such intangible assets are less than their carrying value.

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


                                   F-8
               ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                 Years Ended June 30, 1993, 1994 and 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND DESCRIPTION OF BUSINESS (Continued)

     Income taxes

     In February 1992, the Financial Accounting Standards Board issued Financial Accounting Standard No. 109 Accounting for Income Taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Effective July 1, 1993, the Company adopted Statement 109. The Company previously used the asset and liability method under Statement 96.

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


                                    F-9

               ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                 Years Ended June 30, 1993, 1994 and 1995

2.   RECEIVABLES (continued)

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


4.   DEBT

     Long-term debt at June 30 consists of the following:

                                                              1994        1995
                                                                (In thousands)

     7.5% Convertible subordinated debentures
          due 2003, unsecured                               $85,000     $85,000

     Due to stockholder, net of discount of $983,709
         (1994) and $747,619   (1995),   secured   by
         the   assets   of    VSI                             4,390       3,309

     Hospitality Franchise Systems, secured by the
        assets of Rainbow                                       ---       9,065

     Other, secured by related equipment                      1,336       4,023
                                                             90,726     101,397
     Less current maturities                                  1,504       3,995

     Long-term debt, less current maturities                $89,222     $97,402

                                   F-10

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












                                   F-11
               ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

                                   F-12
               ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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















                                   F-13
               ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                 Years Ended June 30, 1993, 1994 and 1995


6.   INCOME TAXES (continued)

     The federal and state income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 1995 and 1994 are presented below.

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






                                   F-14
               ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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






                                   F-15
               ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     In March 1992, Alfred H. Wilms, a director and principal stockholder (and then Chairman and Chief Executive Officer of the Company), committed to provide or cause others to provide a $6,500,000 five year, unsecured, subordinated loan to VSI, a majority-controlled subsidiary of the Company engaged in the Company's Louisiana gaming device route operations. As consideration for this commitment, the Company issued to Mr. Wilms five year warrants to purchase 200,000 shares of Common Stock at $2.50 per share subject to certain adjustments, and agreed to issue an additional warrant to purchase 1,800,000 shares of Common Stock at $2.50 per share subject to certain adjustments upon complete funding of the loan. At June 30, 1993 approximately $6,000,000 of the loan had been funded. The remaining $500,000 was funded in October 1993 at which time the Company issued to Mr. Wilms the additional warrant for 1,800,000 shares of common stock.

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

                                   F-16
               ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                 Years Ended June 30, 1993, 1994 and 1995

9.   RELATED PARTY TRANSACTIONS (continued)

     In 1993 and 1994 the Company entered into employment agreements with certain key employees. These agreements range from one to three years in length and cover certain other terms of employment including compensation. As a condition of his employment, in April 1995 the Company issued 250,000 shares of common stock to Steve Greathouse, the Company's Chairman, President and Chief Executive Officer and recognized a non-cash charge of $1,313,000 related to this transaction.


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

     Operating lease rental expense, including contingent lease rentals, for years ended June 30 was as follows:

                                          1993          1994          1995
                                                   (In thousands)

     Minimum rentals                    $11,727       $13,743        $9,704
     Contingent   rentals                49,621        55,910        58,113
                                         61,348        69,653        67,817
     Sublease rental income                (850)       (1,004)       (1,192)
                                       $ 60,498      $ 68,649      $ 66,625

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


                                   F-17
               ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                 Years Ended June 30, 1993, 1994 and 1995

10.  COMMITMENTS AND CONTINGENCIES (continued)

     $480,000 liability representing back rent owed to the lessor. In February, 1993 the lawsuit was settled and the Company paid the liability representing back rent owed to the lessor. In February, 1993 the lawsuit was settled and the Company paid the lessor $425,000 in return for resolution of all prior and current disputes regarding the lease terms. The lease calls for monthly rentals of approximately $31,000 and provides for annual increases based on certain indices. At June 30, 1992, the Company sublet the property to a location operator in exchange for the right to operate gaming devices at the property under a space lease arrangement for a period of 10 years beginning December, 1992.

     The Company and Casino Magic Corporation, through wholly owned subsidiaries, are members in Kansas Gaming Partners, L.L.C. ("KGP")
     and  Kansas  Financial Partners, L.L.C. ("KFP"), both  Kansas  limited
     liability   companies.   Under  an  option  agreement   (the   "Option
     Agreement")  granted  to  KGP  by  Camptown  Greyhound  Racing,   Inc.
     ("Camptown")  and  The  Racing Association of Kansas-Southeast  ("TRAK
     Southeast"), KGP has been granted the exclusive right, which right expires on September 13, 2013, to operate gaming devices and/or casino-type gaming at Camptown's racing facility in Frontenac, Kansas if and when such gaming is permitted in Kansas. In December 1994, Camptown received a $3,205,000 loan from Boatmen's Bank which was guaranteed by KFP. The Company and Casino Magic Corporation each invested $1,580,000 in KFP which was used to purchase a certificate of deposit to collateralize its guaranty. Construction of Camptown's racing facility has been completed and the facility opened for business in May 1995. The racing facility was temporarily closed on November 5, 1995 due to poor financial results. Camptown filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 1996 and has stated
     an   intention   to   reopen   for   business   following   bankruptcy
     reorganization. Boatmen's Bank demanded payment of the Camptown loan from KFP under the terms of the guaranty. KFP paid the loan and Boatmen's Bank returned KFP's certificate of deposit and KFP assumed Boatmen's Bank's position in the loan to Camptown which is secured by
     a   second  mortgage  on  Camptown's  greyhound  racing  facility   in
     Frontenac, Kansas. TRAK Southeast and Camptown continue to be bound by the Option Agreement. KFP intends to vigorously pursue all of its rights and remedies which may include, among other things, seeking authority from the bankruptcy court to commence a foreclosure action. In the case of a foreclosure action, KFP would be required to assume or pay the existing first mortgage of approximately $2,000,000 if KFP becomes the purchaser at any such sale. The Company intends to continue to monitor its investment in KFP. The Company believes that the Kansas legislature may consider at least two gaming bills this session. One bill, if approved by two thirds of both houses of the Kansas legislature, would call for a public vote to amend the Kansas constitution to allow slot machines at up to two gaming locations in each legislative district, with one location being reserved for any licensed pari-mutuel location in the district. The second bill, if passed by a majority of both houses of the Kansas legislature, would allow, subject to local option election of the citizens in the county, slot machines at licensed pari-mutuel race tracks.

     The Company is also involved in various claims and legal actions arising in the ordinary course of business. Management of the Company believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.


11.  ACQUISITIONS

     On July 16, 1994, the Rainbow Casino located in Vicksburg, Mississippi permanently opened for business. Through a wholly-owned subsidiary, the Company originally purchased a 45% limited partnership interest in RCVP, a Mississippi limited partnership which owns the casino, all assets (including the gaming equipment) associated with the casino and certain adjacent parcels of land. As consideration for its 45% limited partnership interest, the Company paid $2,000,000 in cash and issued 600,000 shares of its common stock to The Rainbow Casino Corporation ("RCC"), an unaffiliated Mississippi corporation, and its two sole shareholders. The 55% general partnership interest in RCVP was held by RCC. In connection with the completion of the casino, the Company funded a $3,250,000 advance to RCC on the same terms as RCC's financing from Hospitality Franchise Systems, Inc. ("HFS") (other than the fact that such advance is subordinate to payments due to HFS). On March 29, 1995, the Company consummated certain transactions whereby the Company acquired from RCC the controlling general partnership interest in RCVP and increased its partnership interest. In exchange


                                   F-18
               ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                 Years Ended June 30, 1993, 1994 and 1995

11.  ACQUISITIONS (continued)

     for the assumption by National Gaming Mississippi, Inc. ("NGM"), a subsidiary of National Gaming Corporation, of approximately $1,140,000 of liabilities (plus a financing fee payable to HFS) related to the completion of certain incomplete elements of the project which survived the opening of the casino (for which RCC was to have been responsible, but failed to satisfy), a related $652,000 cash payment by the Company to NGM and commitments by the Company and NGM to fund additional financing required to complete the project: (i) a subsidiary of the Company became the general partner and RCC became the limited partner and (ii) the respective partnership interests were adjusted. As a result of these transactions, RCVP assumed $1,304,000 of new debt of which 50% was payable to the Company. Under the adjusted partnership interests, RCC is entitled to receive 10% of the net available cash flows after debt service and other items, as defined, (which amount shall increase to 20% of cash above $35,000,000 (i.e., only on such incremental amount)), for a period of 15 years, such period being subject to one year extensions for each year in which a minimum payment of $50,000 is not made. This transaction was accounted for as an acquisition using the purchase method. Accordingly, the purchase price was allocated to assets acquired based on their estimated fair values. This treatment resulted in no cost in excess of net assets acquired (goodwill) being recognized. The
     Rainbow Casino's results of operations have been included in the consolidated results of operations since the date of acquisition.

     The following summarized, unaudited pro forma results of operations for the fiscal year ended June 30, 1995, assume the complete acquisition of RCVP occurred on the date the casino permanently opened for business.

                                                           1995
          Revenues                                       $142,051
          Net loss                                        (10,862)
          Net loss per common share                    $    (0.96)


12.  RECENT DEVELOPMENTS (Unaudited)

     On June 19, 1995, the Company publicly proposed a negotiated acquisition of Bally Gaming International, Inc. ("BGII") for $12.50 per share of BGII common stock. Prior to making this offer, the Company had acquired 500,000 shares of BGII stock on the open market and at June 30, 1995 held 1,000,000 shares (approximately 9.3% of BGII's total outstanding shares, based on BGII's most recent public filings) which it acquired at an average cost of approximately $10.41 per share. Under the proposed terms of the offer, approximately 60% of BGII shares not held by the Company would be acquired for cash with the remainder exchanged for shares of the Company's common stock. The offer was contingent upon satisfactory due diligence, regulatory and stockholder approval and reasonable financing. At the time the offer was made public, the Company requested expedited due diligence, subject to a confidentiality agreement. BGII had previously announced a planned merger with WMS Industries, Inc. ("WMS") which included an exclusive period for WMS to negotiate the terms of that proposed merger. WMS's exclusive negotiating period had expired several weeks before the Company's proposal was made without announcement or action on the part of BGII or WMS. On July 25, 1995, after being refused due diligence access and the announcement by BGII that a definitive agreement had been reached to merge with WMS, the Company announced its intent to make a tender offer for BGII. The tender offer was on largely the same terms as the originally proposed acquisition. On the same date, the Company announced it had filed litigation in Delaware Chancery Court requesting that the court require BGII to grant the Company due diligence access, enjoin BGII from proceeding with the WMS merger (including a provision therein requiring the sale of BGII's German operations) and declare the breakup fee provided for in the WMS merger to be invalid. The Company indicated that it would increase the price per share of BGII stock to $13.00 per share if the breakup fee was declared invalid. The tender offer was conditioned upon the Company being validly tendered a number of shares of BGII stock, which combined with its own holdings of such stock, would give the Company a majority of BGII's outstanding shares. The tender offer commenced on July 28, 1995. Subsequently, the Company announced its intention to proceed with a consent solicitation to elect a majority of independent directors to the
                                   F-19
               ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                 Years Ended June 30, 1993, 1994 and 1995

12.  RECENT DEVELOPMENTS (continued)

     BGII Board of Directors. On August 14, 1995, the Company, BGII and WMS jointly announced an agreement whereby the parties would hold in abeyance all activities related to pending litigation until September 1, 1995, refrain from commencing new litigation until that same date, BGII wouldschedule its annual shareholder meeting for consideration of the proposed WMS merger and the election of directors on October 30, 1995, and the Company would extend the expiration date of the tender offer until September 12, 1995 and refrain from soliciting proxies until September 1, 1995. On September 1, 1995, the Company disclosed that it had obtained firm financing commitments to fund the tender offer and that such commitments were not conditioned on due diligence of BGII. Accordingly, the Company extended the expiration date of its tender offer to September 29, 1995. BGII and WMS filed lawsuits against the Company alleging numerous public misrepresentations had been made by the Company withregards to the WMS-BGII agreement, the Company's tender offer and the level of cooperation of BGII's board of directors.















                                   F-20


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
               Video Services, Inc. (4)                             Louisiana
               Video Distributing Services, Inc. (4)                Louisiana
               Southern Video Services, Inc. (5)                    Louisiana
          Mississippi Ventures, Inc. (3)                            Nevada
          Mississippi      Ventures   II,  Inc.    (3)              Nevada
          United       Gaming      Rainbow, Inc.(3)                 Nevada
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