Form 10-Q
period 1996-03-31
ALLIANCE GAMING CORP
filed 1996-05-08
CIK 2491

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
              For the Quarter ended March 31, 1996

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

The number of shares of Common Stock, $0.10 par value, outstanding as of May 8, 1996 according to the records of the registrant's registrar and transfer agent, was 12,987,483. On the same date, there were no shares outstanding of non voting Junior Convertible Special Stock, $0.10 par value.





                           I N D E X



PART I.    FINANCIAL INFORMATION                                           Page


Item 1.   Unaudited Financial Statements

     Unaudited Condensed Consolidated Balance Sheets as of June 30,
           1995 and March 31, 1996                                           3

     Unaudited Condensed Consolidated Statements of Operations
           for  the  three months ended March 31, 1995  and  1996            4

     Unaudited Condensed Consolidated Statements of Operations
           for  the  nine  months ended March 31, 1995  and  1996            5

     Unaudited Condensed Consolidated Statements of Cash Flows
           for  the  nine  months ended March 31, 1995  and  1996            6

     Notes   to   Unaudited  Condensed  Consolidated  Financial
           Statements                                                        7

Item  2.   Management's  Discussion and  Analysis  of  Financial
                Condition and Results of Operations                         13



PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings                                                  19

Item 4.  Submission of Matters to a Vote of Security Holders                19

Item 6.  Exhibits and  reports on Form  8-K                                 20


SIGNATURES                                                                  21





                             PART 1

          ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
           (Dollars in Thousands, Except Share Amounts)

                                                         June 30      March 31
                                                           1995         1996
ASSETS
Current assets:
    Cash, cash equivalents and securities
         available for sale                            $  37,414       $ 25,562
    Receivables, net                                       3,316          2,060
    Inventories                                              714            661
    Prepaid expenses                                       4,148          3,289
    Other                                                    517            486
        Total current assets                              46,109         32,058

Property and equipment, net                               50,352         52,065
Receivables,  net                                          5,309          5,600
Excess of costs over net assets of an acquired
    business,net  of  accumulated  amortization of
    $585  and  $360,  and reserves                         3,842          2,074
Intangible assets, net of accumulated amortization
    of $5,516  and $5,966                                 12,405         11,273
Investment  in minority owned subsidiary,
    net of reserves                                        1,585            ---
Other                                                      6,746          8,218

             Total Assets                               $126,348       $111,288

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
   Current maturities of long-term debt                $   3,995      $   4,041
   Accounts payable                                        1,758          2,089
   Accrued expenses, including due to related
      parties of $931 and $19                              8,610         10,345
        Total current liabilities                         14,363         16,475

Long-term debt, less current maturities                   97,402         95,048
Other  liabilities                                         3,955          4,325
        Total liabilities                                115,720        115,848

Minority  interest                                           643          1,035

Committments and contingencies

Stockholders' equity (deficiency):
   Common stock, $0.10 par value; authorized
         175,000,000 shares;issued and outstanding
         11,654,150 and 12,987,483                         1,165          1,298
   Special stock, $0.10 par value; authorized
         10,000,000 shares; issued and outstanding
         1,333,333 and 0                                     133            ---
   Paid-in capital                                        32,134         32,134
   Unrealized loss on securities available for sale,
         net                                                (316)        (1,067)
   Accumulated deficit                                   (23,131)       (37,960)
         Total stockholders' equity  (deficiency)          9,985         (5,595)

               Total liabilities and stockholders'
                   equity (deficiency)                  $126,348       $111,288


     See notes to unaudited condensed consolidated financial statements.

          ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           Three Months Ended March 31, 1995 and 1996
        (Dollars in Thousands, Except Per Share Amounts)

                                                            1995          1996
Revenues:
   Gaming
        Routes                                          $  26,878      $ 28,490
         Casinos and taverns                                3,662        11,217
   Food and beverage sales                                    893           856
   Net equipment sales                                          6             5

                                                           31,439        40,568
Costs and expenses:
   Cost of gaming
         Routes                                            20,197        21,932
         Casinos and taverns                                2,090         4,839
   Cost of food and beverage                                  624           566
   Cost of equipment sales                                      2             2
   Selling, general and administrative                      2,793         4,911
   Business development expenses                            2,139         3,496
   Corporate expenses                                       1,956         1,569
   Provision for impaired assets                              ---         3,179
   Depreciation and amortization                            2,322         2,422

                                                           32,123        42,916
Operating loss                                               (684)       (2,348)
Other income (expense):
   Interest income                                            731           389
   Interest expense                                        (1,928)       (2,053)
   Minority share of income                                   (83)         (432)
   Royalty fee                                                (27)       (1,024)
   Other, net                                                 320          (137)

Loss before income taxes                                   (1,671)       (5,605)

Income tax benefit (expense)                                 (104)          207

Net  loss                                               $  (1,775)     $ (5,398)

Loss per share of common stock                          $    (.16)     $   (.42)

Weighted  average common shares outstanding                11,375        12,987



      See notes to unaudited condensed consolidated financial statements.

          ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           Nine Months Ended March 31, 1995 and 1996
       (Dollars in Thousands, Except Per Share Amounts)



                                                            1995          1996
Revenues:
   Gaming
        Routes                                          $  79,389     $  81,111
        Casinos and taverns                                11,523        32,698
   Food and beverage sales                                  2,842         2,976
   Net equipment sales                                         22            11

                                                           93,776       116,796
Costs and expenses:
   Cost of gaming
         Routes                                            59,411        62,293
         Casinos and taverns                                6,743        14,726
   Cost of food and beverage                                2,038         1,992
   Cost of equipment sales                                     10             3
   Selling, general and administrative                      9,279        14,308
   Business development expenses                            5,647        14,233
   Corporate expenses                                       6,258         4,606
   Provision for impaired assets                              ---         3,179
   Depreciation and amortization                            6,934         7,328

                                                           96,320       122,668

Operating loss                                             (2,544)       (5,872)
Other income (expense):
   Interest income                                          2,235         1,206
   Interest expense                                        (5,844)       (6,341)
   Minority share of income                                  (252)         (708)
   Royalty Fee                                                (27)       (2,931)
   Other, net                                                  33           398

Loss before income taxes                                   (6,399)      (14,248)

Income tax expense                                           (394)         (581)

Net  loss                                                $ (6,793)     $(14,829)

Loss per share of common stock                           $   (.61)     $  (1.21)

Weighted average common shares outstanding                 11,192        12,245





See  notes to unaudited condensed consolidated financial statements.

          ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

           Nine Months Ended March 31, 1995 and 1996
                     (Dollars in Thousands)

                                                              1995        1996
Cash flows from operating activities:
   Net loss                                                $ (6,793)   $(14,829)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                         6,934       7,328
        Loss on sale of property and equipment                  825         277
        Write off of other assets                             1,620         396
        Provision for losses on receivables                     380          46
        Amortization of debt discounts                          237         177
        Equity in losses of affiliate                           386         ---
        Provision for impaired assets                           ---       3,179
        Deferred income tax provision                           ---         388
   Net change in operating assets and liabilities:
   Decrease (increase) in:
        Inventories                                             (14)         23
        Prepaid expenses                                      1,627         864
        Refundable income taxes                                 ---         361
        Other  assets                                           (47)        201
   Increase (decrease) in:
        Accounts and slot contracts payable                    (271)        331
        Accrued expenses                                     (4,163)        735
        Minority interests                                      251         392
        Other liabilities                                      (805)       (402)
              Net cash provided by (used in) operating
                 activities                                     167        (533)

Cash flows from investing activities:
   Additions to property and equipment                       (7,816)     (6,624)
   Proceeds from sale of property and equipment                 328       2,213
   Additions to receivables                                 (10,251)     (9,303)
   Cash collections on receivables                           11,063       9,774
   Net cash provided by acquisition of business               2,481         ---
   Investment in subsidiary                                  (1,585)        ---
   Proceeds from sale of (purchases of) securities
      available for sale                                       (577)     12,950
   Additions to intangible assets                              (282)       (487)
   Additions to other long-term assets                       (3,152)     (3,268)
              Net cash provided by (used in)
                 investing activities                        (9,791)      5,255

Cash flows from financing activities:
   Reduction of long-term debt                               (1,975)     (3,167)
   Proceeds from long-term debt                                 ---         682
   Issuance of stock                                            466         ---
              Net cash used in financing activities          (1,509)     (2,485)

Cash and cash equivalents:
   (Decrease) increase for period                           (11,133)      2,237
   Balance, beginning of period                              37,085      13,734
   Balance, end of period                                  $ 25,952    $ 15,971

See  notes to unaudited condensed consolidated financial statements.

          ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           Nine Months Ended March 31, 1995 and 1996

1. ADJUSTMENTS FOR FAIR PRESENTATION

   In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.

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

3.      CASH, CASH EQUIVALENTS AND SECURITIES AVAILABLE FOR SALE

   For balance sheet presentation the following account balances have been combined:

                                              June 30,      March 31,
                                                1995          1996
                                                  (In thousands)

         Cash  and  cash equivalents         $ 13,734       $ 15,971
         Securities available for sale         23,680          9,591
         Total                               $ 37,414       $ 25,562

   As   of  March  31,  1996  unrealized  losses  for  securities
   available for sale was $1,067,000 net of a tax effect of $550,000 and is included as a component of stockholder's equity.

4. RECEIVABLES

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




          ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           Nine Months Ended March 31, 1995 and 1996

4. RECEIVABLES (continued)

   Receivables consist of the following:
                                                  June 30      March 31
                                                    1995          1996
                                                      (In thousands)

        Notes receivable-location operators       $ 7,760      $ 6,160
        Other receivables                             865        1,500
                                                    8,625        7,660
        Less current amounts                       (3,316)      (2,060)
        Long-term receivables, excluding
           current amounts                        $ 5,309      $ 5,600

   Receivables are presented net of an allowance for doubtful accounts of approximately $1,659,000 and $1,363,000 as of June 30, 1995 and March 31, 1996, respectively. The allowance is allocated between current and long-term receivables on a pro rata basis related to notes receivable from location operators.


5. DEBT

   Long-term debt at June 30, 1995 and March 31, 1996 consists of the following:

                                                       June 30       March 31
                                                         1995           1996
                                                           (In thousands)

     Convertible subordinated debentures due
        2003, 7.5%                                     $85,000        $85,000

     Due  to stockholder due 1998, 200 basis             3,309          2,535
        points over the London Inter Bank offer rate (current rate 7.5%), net of discount of $747,619 and $570,551

     Hospitality Franchise Systems due 2001, 7.5%       9,065           8,173

     National Gaming Mississippi due 2002, 10.0%          631           1,188
     Other debt                                         3,392           2,193
                                                      101,397          99,089
     Less current maturities                            3,995           4,041
     Long-term debt, less current maturities          $97,402         $95,048

   Accrued interest of approximately $1,991,000 at June 30, 1995 and $372,000 at March 31, 1996 is included in accrued expenses in the unaudited condensed consolidated balance sheets. Amounts due to stockholder include amounts owed to affiliates of Alfred H. Wilms, the Company's largest stockholder and a member of the Board of Directors of the Company, relating to funding of the Company's majority-controlled subsidiary, Video Services, Inc.'s ("VSI") gaming device route operations.

          ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           Nine Months Ended March 31, 1995 and 1996

6. INCOME TAXES

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

   Due to losses and the lack of available carrybacks, the Company recognized no federal income tax expense or benefit for the nine month period ended March 31, 1995 and 1996 other than the tax effects of changes in the unrealized gains (losses) on securities available for sale. At March 31, 1996, the Company had estimated net operating loss carryforwards for federal income tax purposes of approximately $48,000,000 which are available to offset future federal taxable income, if any, expiring 2007 through 2009. The deferred tax benefit from the net operating losses has been fully reserved.

7.     IMPAIRED ASSETS

   The Company and Casino Magic Corporation, through wholly owned subsidiaries, are members in Kansas Gaming Partners, L.L.C. ("KGP") and Kansas Financial Partners, L.L.C. ("KFP"), both Kansas limited liability companies. Under an option agreement (the "option agreement") granted to KGP by Camptown
   Greyhound   Racing,   Inc.   ("Camptown")   and   The   Racing
   Association of Kansas-Southeast ("TRAK Southeast"), KGP has been granted the exclusive right, which right expires on September 13, 2013, to operate gaming devices and/or casino-type gaming at Camptown's racing facility in Frontenac, Kansas if and when such gaming is permitted in Kansas. In December 1994, Camptown received a $3,205,000 loan from Boatmen's Bank which was guaranteed by KFP. The Company and Casino Magic Corporation each invested $1,580,000 in KFP which was used to purchase a certificate of deposit to collateralize its guaranty. Construction of Camptown's racing facility was completed and the facility opened for business in May 1995. The racing facility was temporarily closed on November 5, 1995 due to poor financial results. Camptown filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 1996 and has stated an
   intention   to   reopen  for  business  following   bankruptcy
   reorganization.  Boatmen's  Bank  demanded  payment   of   the
   Camptown loan from KFP under the terms of the guaranty. KFP paid the loan and Boatmen's Bank returned KFP's certificate of deposit and KFP assumed Boatmen's Bank's position in the loan to Camptown which is secured by a second mortgage on Camptown's greyhound racing facility in Frontenac, Kansas. TRAK Southeast and Camptown continue to be bound by the Option Agreement. KFP intends to vigorously pursue all of its rights and remedies which may include, among other things, seeking authority from the bankruptcy court to commence a foreclosure action. In the case of a foreclosure action, KFP would be required to assume or pay the existing first mortgage of approximately $2,000,000 if KFP becomes the purchaser at any such sale. The Kansas legislature considered gaming bills during the 1996 session although none passed. There can be no assurance that gaming of any type will ever
   be   legalized  in  Kansas.  Management  has  evaluated   this
   investment and determined it to be impaired because it does not appear to be recoverable. The Company has established a provision for the net book value of approximately $1,585,000 through a charge to operations which has been recorded in the quarter ended March 31, 1996.


          ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           Nine Months Ended March 31, 1995 and 1996

7.     IMPAIRED ASSETS (continued)

   Native American Investments, Inc. ("NAI"), a wholly-owned subsidiary, has a contract to develop Class II and III gaming opportunities with an Indian tribe in California. Class II gaming is subject to the concurrent jurisdiction of the National Indian Gaming Commission ("NIGC") and the applicable
   Indian   tribe.  Class  III  gaming  is  a  residual  category
   composed of all forms of gaming that are not Class I gaming or Class II gaming, including casino style gaming. The contract is subject to negotiations resulting in satisfactory compacts with the state and approval of the contract by the
   NIGC.   The  Governor  of California has to  date  refused  to
   negotiate  a  compact  covering Class  III  electronic  gaming
   machines   and  house-banked  games  in  California   and   is
   currently engaged in related litigation over the scope of gaming issues with certain Indian tribes. There can be no assurance as to the ultimate outcome of these litigation activities or successful completion of any part of the Company's project. On March 27, 1996, the United States
   Supreme Court ruled that a portion of the Indian Gaming Regulatory Act was unconstitutional. As a result, Federal courts cannot oversee negotiations between Indian tribes and state officials. The Company believes that this ruling will have a materially adverse effect upon its Native American
   casino   development  activities  in  California.  Accordingly,
   Management has evaluated this investment and determined it to be impaired because it now appears to be unrecoverable. Management has established a provision for the net book value of approximately $1,594,000 through a charge to operations which has been recorded in the quarter ended March 31, 1996. Management will continue to monitor the status of Class II and III gaming in California.

8. RAINBOW CASINO VICKSBURG PARTNERSHIP

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

   On March 29, 1995 the Company consummated certain transactions whereby the Company acquired from RCC the controlling general partnership interest in Rainbow Casino Vicksburg Partnership ("RCVP") and increased its partnership interest and since that date the operations of RCVP have been consolidated. In exchange for commitments by the Company and National Gaming Mississippi, Inc. ("NGM"), a subsidiary of National Gaming Corporation, to provide additional financing (up to a maximum of $2,000,000 each) to be used for the completion of certain elements of the project which survived the opening of the casino (for which RCC was to have been responsible for, but failed to satisfy), the following occurred: (i) a subsidiary of the Company became the general partner and RCC became the limited partner and (ii) the respective partnership interests were adjusted. RCC is entitled to receive 10% of the net available cash flows from gaming revenues, as defined (which amount shall increase to 20% of the incremental cash flow generated from gaming revenues above $35,000,000 (i.e. only on such incremental amount)), for a period of 15 years, such period being subject to one year extensions for each year in which a minimum payment of $50,000 is not made. In addition, if during any continuous 12-month period until December 31, 1999 the casino achieved earnings from the project of at least $10,500,000 before deducting depreciation, amortization, royalty and income taxes, then the Company would be obligated to pay to certain principals of the original partnership, as additional consideration for the purchase of the general partnership interest, an amount aggregating $1,000,000 in cash or shares of Common Stock (at the Company's option) 180 days after the occurrence. The casino has achieved the required earnings as adjusted, and the Company is obligated to make the required payment or issue the Common Stock by September 30, 1996.

          ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           Nine Months Ended March 31, 1995 and 1996

9.      PROPOSED BGII MERGER TRANSACTION

   On October 18, 1995, the Company and Bally Gaming International, Inc. ("BGII") entered into a definitive merger agreement ("Merger') under which the outstanding shares of BGII common stock would each be exchanged for $13 in cash and shares of the Company's common stock.

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

   On April 2, 1996, shareholders of both companies approved the pending Merger. The Company has filed registration statements with the Securities and Exchange Commission covering offerings of $140,000,000 senior secured notes and $15,000,000 Series B Special Stock , the proceeds of which will be used to fund the cash portion of the consideration of the merger agreement, to refinance existing BGII debt, and for working capital purposes.

   On April 17, 1996, both companies agreed to a Mutual Waiver to
   Agreement and Plan of Merger extending the termination date of the  Merger until June 18, 1996. In addition the Company  will pay  interest at the rate of 5.5% on the cash portion  of  the merger  consideration to BGII shareholders from  May  3,  1996 through the effective date of the transaction. Similarly, the dividend on the PIK preferred stock portion of the merger consideration will begin accruing on May 3, 1996. In addition, in order to facilitate completion of the offerings, the Company has filed a registration statement in respect of an offer to exchange for its outstanding convertable subordinated debentures new convertable subordinated debentures which would be senior to the outstanding dedentures. The new debentures would automatically convert on consummation of the Merger into shares of the Company's common stock at a conversion price of $5.56 per share (or, at the option of the holder, into a new series of junior convertable pay-in-kind preferred stock). The transaction is subject to obtaining customary regulatory approvals, the successful completion of the offerings, and certain other conditions. The merger is expected to occur no later than June 18, 1996.

10.     INITIAL SERIES SPECIAL STOCK

   In September 1993, Kirkland-Ft. Worth Investment Partners, L.P. ("Kirkland") invested $5,000,000 in the Company in exchange for 1,333,333 shares of the Company's Non-Voting Junior Convertible Special Stock, which were convertible on a share for share basis into shares of the Company's Common Stock, and warrants to purchase up to 2,750,000 shares of common stock subject to certain conditions. In December 1995, Kirkland elected to convert the entire 1,333,333 shares of Special Stock into shares of the Company's Common Stock.


          ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           Nine Months Ended March 31, 1995 and 1996

11.     LEGAL PROCEEDINGS

   In June 1995, Bally Entertainment Corporation ("BEC") asserted that a certain agreement between BEC and BGII (the "Noncompete Agreement') prohibits the use of the trade name "Bally" if it is merged with a company that is in the casino business within or without the United States and operates such business prior to January 8, 1996. BGII believes such claim is entirely without merit since the restriction referred to expires on January 8, 1996 and in any event does not relate to the use of the "Bally" trade name, which is covered by the License Agreement. The restriction in the Noncompete Agreement will not have any impact on the combined company after the Merger since the effective time of the Merger contemplates a closing of the Merger after the restriction in the Noncompete Agreement lapses. BEC has not reasserted this position since it was informed by BGII in July 1995 that the restriction lapses on January 8, 1996. Consequently, BGII believes BEC has determined not to contest with BGII's position.

   BEC has also asserted that its permission is required for use of the "Bally' trade name by any entity other than BGII and that a merger between BGII and another company would violate the terms of the License Agreement. BGII has denied these claims and believes that the surviving company in a merger will be permitted to use the "Bally" trade name in accordance with the terms of such License Agreement. BGII believes that no breach of such License Agreement is caused by the Merger and the use of the "Bally" trade name by the surviving corporation. In a letter dated November 9, 1995, BEC reasserted its position. On November 20, 1995 the Company, the Company's Merger subsidiary, and BGII commenced an action against BEC in Federal District Court in Delaware seeking a declaratory judgment, among other things, that the surviving company in the Merger will be permitted to use the "Bally"
   trade  name  in  accordance  with the  terms  of  the  License
   Agreement, and seeking injunctive relief (the " Alliance Action"). On November 28, 1995, BEC commenced an action against BGII, Bally Gaming (a BGII subsidiary), the Company, and the Company's Merger subsidiary in Federal District Court in New Jersey to enjoin the defendants from using the "Bally" trade name (the "BEC Action"). The BEC Action alleges that BGII's continued use of the trade name after the Merger will (1) constitute a prohibited assignment of BGII's rights to use the trade name and (2) exceed the scope of the license granted to BGII because BGII will be under control of the Company. Also on November 28, 1995, BEC filed a motion to di smiss, transfer to New Jersey, or stay the Alliance Action pending resolution of the BEC Action. BGII, Bally Gaming, the Company, and the Company's Merger subsidiary intend to vigorously defend their position in these actions. However, there can be no assurance that BEC will not be successful in its action to prohibit the surviving corporation in the Merger from using the "Bally" trade name. The loss of the "Bally" trade name would have a material adverse effect on the gaming machine operations of the surviving corporation in the Merger.



        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Liquidity and Capital Resources:

At March 31, 1996, the Company had working capital of approximately $15,583,000, a decrease of approximately $16,163,000 from June 30, 1995. The decrease in working capital is due in part to a decrease in cash and cash equivalents which were used to fund development activities in connection with the Company's business strategy. As of March 31, 1996, the Company had $25,562,000 in cash, cash equivalents and securities available for sale, of which approximately $9,000,000 is necessary to conduct ongoing gaming operations in the ordinary course of business.

On  October 18, 1995, the Company and Bally Gaming International,
Inc. ("BGII") entered into a definitive agreement under which the outstanding  shares of BGII common stock will each  be  exchanged for  $13  in  cash and the Company's shares of common  stock.  On
January  22, 1996, the parties reached an agreement to amend  the terms of the merger agreement. Under the amended agreement,  each
share  of  BGII  common  stock  outstanding  (10,799,501  as   of
September 30, 1995 less the 1,000,000 shares already owned by the
Company) will receive $7.83 per share in cash, $3.57 per share in the Company's Series B Special Stock which is a Pay-in-Kind (PIK)
preferred  stock,  and  $0.30 per share of the  Company's  common stock  totaling  $11.70 per share of BGII common stock.  The  PIK preferred  stock has an eight-year maturity and  has  a  dividend rate  of 15% as follows: PIK at 15% for the first five years;  8%
PIK  and  7%  cash for years six and seven; and 15% cash  in  the eighth year of the term. All shares of Series B Special Stock are mandatorily redeemable by the eighth anniversary of the  date  of initial  issuance. If the Company fails to redeem such shares  by that,  then  the number of directors constituting  the  Company's
Board  will be increased by two and the holders of the shares  of
Series B Special Stock will have the right to elect no more  than two directors total to the Company's Board. The holders of Series
B  Special Stock will have no other remedies upon such failure to redeem  the outstanding shares of Series B Special Stock by  such date.  Other than as described herein, the holders of  shares  of
Series  B  Special  Stock have no other voting rights  except  as stated  by law. The Company intends to seek to have the Series  B
Special  Stock quoted on NASDAQ. The aggregate amount of cash  is
unchanged  from  the  previous  agreement.  On  April  2,   1996,
shareholders of both companies approved the pending  Merger.  The
Company has filed registration statements with the Securities and
Exchange   Commission covering offerings of $140,000,000 senior secured notes and $15,000,000 Series B Special Stock, the proceeds of which will be used to fund the cash portion of the consideration of the merger agreement, to refinance existing BGII debt, and for working capital purposes. On April 17, 1996, both companies agreed to a Mutual Waiver to Agreement and Plan of Merger extending the termination date of the Merger until June 18, 1996. In addition the Company will pay interest at the rate of 5.5% on the cash portion of the Merger consideration to BGII shareholders from May 3, 1996 through the effective date of the transaction. Similarly, the dividend on the PIK preferred stock portion of the merger consideration will begin accruing on May 3, 1996. In addition, in order to facilitate completion of the offerings, the Company has filed a registration statement in respect of an offer to exchange for its outstanding convertable subordinated debentures new convertable subordinated debentures which would be senior to the outstanding debentures. The new debentures would automatically convert on consummation of the Merger into shares of the Company's common stock at a conversion price of $5.56 per share (or, at the option of the holder, into a new series of junior convertable pay-in-kind preferred stock). The transaction is subject to obtaining customary regulatory approvals, the successful completion of the offerings, and certain other conditions.
The  merger  is expected to occur no later than June 18, 1996.

On July 16, 1994, the Rainbow Casino located in Vicksburg, Mississippi permanently opened for business. In connection with the completion of the casino and the acquisition of its 45% limited partnership interest, through a wholly-owned subsidiary, the Company funded a $3,250,000 advance to Rainbow Casino Corporation ("RCC") on the same terms as RCC's financing from
Hospitality Franchise Systems, Inc. ("HFS"). On March 29, 1995 the Company consummated certain transactions whereby the Company acquired from RCC the controlling general partnership interest in Rainbow Casino Vicksburg Partnership ("RCVP") and increased its partnership interest and since that date the operations have been consolidated. In exchange for commitments by the Company and National Gaming Mississippi, Inc. ("NGM"), a subsidiary of National Gaming Corporation, to provide additional financing (up to a maximum of $2,000,000 each) to be used for the completion of certain elements of the project which survived the opening of the casino (for which RCC was to have been responsible for, but failed to satisfy), the following occurred: (i) a subsidiary of the Company became the general partner and RCC became the limited partner and (ii) the respective partnership interests were adjusted. RCC is entitled to receive 10% of the net available cash flows from gaming revenues, as defined (which amount shall increase to 20% of the incremental cash flow generated from gaming revenues above $35,000,000 (i.e. only on such incremental amount)), for a period of 15 years, such period being subject to one year extensions for each year in which a minimum payment of $50,000 is not made. In addition, if during any continuous 12-month period until December 31, 1999 the casino achieved earnings from the project of at least $10,500,000 before deducting depreciation, amortization, royalty and income taxes, then the Company would be obligated to pay to certain principals of the original partnership, as additional consideration for the purchase of the general partnership interest, an amount aggregating $1,000,000 in cash or shares of Common Stock (at the Company's option) 180 days after the occurrence. The casino has achieved the required earnings as adjusted, and the Company is obligated to make the required payment or issue the Common Stock by September 30, 1996.

The Company and Casino Magic Corporation, through wholly owned subsidiaries, are members in Kansas Gaming Partners, L.L.C.
("KGP")  and  Kansas  Financial Partners,  L.L.C.  ("KFP"),  both
Kansas  limited  liability companies. Under an  option  agreement
(the  "option  agreement") granted to KGP by  Camptown  Greyhound
Racing,  Inc. ("Camptown") and The Racing Association of  Kansas-
Southeast ("TRAK Southeast"), KGP has been granted the exclusive right, which right expires on September 13, 2013, to operate gaming devices and/or casino-type gaming at Camptown's racing facility in Frontenac, Kansas if and when such gaming is permitted in Kansas. In December 1994, Camptown received a
$3,205,000 loan from Boatmen's Bank which was guaranteed by  KFP.
The Company and Casino Magic Corporation each invested $1,580,000 in KFP which was used to purchase a certificate of deposit to collateralize its guaranty. Construction of Camptown's racing facility was completed and the facility opened for business in May 1995. The racing facility was temporarily closed on November 5, 1995 due to poor financial results. Camptown filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 1996 and has stated an intention to reopen for business following bankruptcy reorganization. Boatmen's Bank demanded payment of the Camptown loan from KFP under the terms of the guaranty. KFP paid the loan and Boatmen's Bank returned KFP's certificate of deposit and KFP assumed Boatmen's Bank's position in the loan to Camptown which is secured by a second mortgage on Camptown's greyhound racing facility in Frontenac, Kansas. TRAK
Southeast  and  Camptown  continue to  be  bound  by  the  Option
Agreement. KFP intends to vigorously pursue all of its rights and remedies which may include, among other things, seeking authority from the bankruptcy court to commence a foreclosure action. In the case of a foreclosure action, KFP would be required to assume or pay the existing first mortgage of approximately $2,000,000 if KFP becomes the purchaser at any such sale. The Company intends to continue to monitor its investment in KFP. The Kansas legislature considered gaming bills during the 1996 session although none passed. There can be no assurance that gaming of any type will ever be legalized in Kansas. Management has evaluated this investment and determined it to be impaired because it does not appear to be recoverable. The Company established a provision for the net book value of approximately $1,585,000 through a charge to operations which has been recorded in the quarter ended
March 31, 1996.

Native   American   Investments,  Inc.  ("NAI"), a wholly   owned
subsidiary, has a contract to develop Class II and III gaming opportunities with an Indian tribe in California. Class II gaming is subject to the concurrent jurisdiction of the National Indian
Gaming Commission ("NIGC") and the applicable Indian tribe. Class
III gaming is a residual category composed of all forms of gaming that are not Class I gaming or Class II gaming, including casino style gaming. The contract is subject to negotiations resulting in satisfactory compacts with the state and approval of the contract by the NIGC. The Governor of California has to date refused to negotiate a compact covering Class III electronic gaming machines and house-banked games in California and is currently engaged in related litigation over the scope of gaming issues with certain Indian tribes. There can be no assurances as to the ultimate outcome of these litigation activities or successful completion of any part of the Company's project. On
March 27, 1996, the United States Supreme Court ruled that a portion of the Indian Gaming Regulatory Act was unconstitutional.
As a result, Federal courts cannot oversee negotiations between Indian tribes and state officials. The Company believes that this ruling will have a materially adverse effect upon its Native
American casino development activities in California. Accordingly, Management has established a provision for the net book value of approximately $1,594,000 through a charge to operations which has been recorded in the quarter ended March 31, 1996. Management will continue to monitor the status of Class II and III gaming in California.

During the nine months ended March 31, 1996, the Company incurred approximately $14,233,000 in costs associated with pursuit of the Company's business strategy relating to mergers and acquisitions. Included in these costs are direct expenses of $12,235,000 associated with the Company's previous tender offer and consent solicitation for the common stock of, and subsequent entering into a definitive merger agreement with, BGII. The Company's strategy is to use its strengthened management team, diversified gaming expertise and business and investment community relationships to develop new complimentary gaming opportunities.

Cash provided by operations for the nine months decreased by approximately $700,000 from amounts reported for the prior year period. The change is primarily due to an increase in cash provided by the casino and tavern operations of approximately $7,795,000 which was attributable to the Rainbow Casino, offset by an increase in business development costs over the same period from the prior year of $8,586,000, primarily related to the BGII merger.

Cash provided by investing activities for the nine months improved $15,046,000 from the same period in the prior year due primarily to the proceeds from the sale of approximately $12,950,000 securities available for sale. Also, proceeds from the sale of property and equipment increased by $1,885,000 compared to the same period last year.

Cash  used  in financing activities for the nine months increased
$976,000 from the same period last year due primarily to an increase in the Company's principal reductions on its existing long-term debt by $1,192,000.

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


Results of Operations.

Three Months Ended March 31, 1995 and 1996

Revenues:

Total revenues for the three months ended March 31, 1996 were $40,568,000, an increase of $9,129,000 (29.0%) over those for the same period in 1995. Revenues from all gaming route operations increased $1,612,000 (6.0%) to approximately $28,490,000 in the third quarter of fiscal 1996. Revenues from the Louisiana route operations increased $320,000 (an increase of 7.6%) primarily as a result of an expansion of operations from the opening of a new OTB parlor in October 1995. Revenue from Nevada route operations increased approximately $1,292,000 (5.7%) over those for the same
period  last  year.   The  increase in the  Nevada  gaming  route
revenues was attributable to a $2.68 increase in the average net win per gaming device per day for the three months ended March 31, 1996 compared to the same period in 1995 (accounting for an increase of approximately $1,289,000) and a slight increase in the weighted average number of gaming devices on location for the three months ended March 31, 1996 as compared to the same period in 1995 (accounting for a increase of approximately $3,000). Revenues from casino and tavern operations, including food and
beverage   sales,  increased  approximately  $7,518,000  (165.0%)
during the current year quarter as compared to those for the prior year as revenues recognized from the Rainbow Casino, which were consolidated beginning March 29, 1995, exceeded the revenues lost from the reduction of operations at the Company's tavern locations. Net equipment sales decreased $1,000 (16.7%) from the prior period.

Costs and Expenses:

Costs of Revenues

Cost  of  gaming route revenues for the quarter ended  March  31,
1996  increased $1,735,000 (8.6%) over the same quarter in  1995.
Costs  of  revenues from route operations in Louisiana  increased
$240,000 (an increase of 8.9% from last year) as a result  of  an expansion  of operations from the opening of a new OTB parlor  in
October  1995. Costs of gaming revenues for Nevada  gaming  route revenues  increased $1,495,000 (8.5%) as compared  to  the  prior year primarily due to  increased  costs associated  with  additional and renewed space lease contracts. Cost of route revenues includes rents under both space lease and revenue sharing arrangements, gaming taxes and direct labor, including related taxes and benefits. The cost of casino and tavern revenues including costs of food and beverage revenues increased $2,691,000 (99.2%) compared to 1995 results primarily
due   to   the  Rainbow  Casino  cost  of  revenues  which   were
consolidated   beginning  March  29,  1995.  This  increase   was
partially  offset  from  the  reduction  of  operations  at   the
Company's tavern locations. Cost of casino and tavern revenues includes cost of goods sold, gaming taxes, rent and direct labor, including related taxes and benefits.


Expenses

Selling, general and administrative expenses for the period increased approximately $2,118,000 (75.8%) from the quarter ended the prior year. Expenses for casinos and taverns increased $1,949,000 (234.5%) from the prior year primarily due to the Rainbow Casino expenses which were consolidated beginning March 29, 1995. This increase was partially offset from the reduction of operations at the Company's tavern locations. Such expenses related to gaming route operations increased $169,000 (8.6%) primarily due to a non-recurring charge to payroll related costs for the Nevada route operations. Corporate general and administrative expenses decreased $387,000 (19.8%). This decrease was caused primarily by controlling costs and reducing staffing levels. Business developmental expenses associated with pursuing the Company's growth strategy increased $1,357,000 (63.4%) over the same period from last year. The increase was the result of incurring direct costs of $2,897,000 related to the Company's merger with BGII. The increase was partially offset by a reduction in other business development activities and the termination of two executives.


Nine Months Ended December 31, 1995 and 1996

Revenues:

Total revenues for the nine months ended March 31, 1996 were $116,796,000, an increase of $23,020,000 (24.5%) over those for the same period in fiscal year 1995. Revenues from all gaming route operations increased $1,722,000 (2.2%) to approximately $81,111,000 in the first nine months of fiscal 1996. Revenues from the Louisiana route operations increased $467,000 (a increase of 3.9%) primarily as a result of an expansion of operations from the opening of a new OTB parlor in October 1995. Revenues from Nevada route operations increased approximately $1,255,000 (1.9%) over those for the same period last year. The increase in the Nevada gaming route revenues was attributable to a $0.66 increase in the average net win per gaming device per day for the nine months ended March 31, 1996 compared to the same period in fiscal year 1995 (accounting for an increase of approximately $942,000) and an increase in the weighted average number of gaming devices on location for the nine months ended March 31, 1996 as compared to the same period in fiscal year 1995 (accounting for an increase of approximately $313,000). Revenues from casino and tavern operations, including food and beverage sales, increased approximately $21,309,000 (148.3%) during the current nine months as compared to those for the prior year as revenues recognized from the Rainbow Casino, which were consolidated beginning March 29, 1995, exceeded the revenues lost with the termination of the Company's lease at the Royal Casino and the reduction of operations at the Company's tavern locations. Net equipment sales decreased $11,000 (50%) from the prior period.


Costs and Expenses:

Costs of Revenues

Cost of gaming route revenues for the nine months ended March 31, 1996 increased $2,882,000 (4.8%) over the same period in fiscal year 1995. Costs of revenues from route operations in Louisiana increased $187,000 (an increase of 2.4% from last year) as a result of an expansion of operations from the opening of a new
OTB parlor in October 1995. Costs of gaming revenues for Nevada gaming route revenues increased $2,695,000 (5.2%) as compared to the prior year primarily due to increased costs associated with additional and renewed space lease contracts. Cost of route revenues includes rents under both space lease and revenue sharing arrangements, gaming taxes and direct labor, including related taxes and benefits. The cost of casino and tavern revenues including costs of food and beverage revenues increased $7,937,000 (90.4%) compared to the same period of fiscal year 1995 results primarily due to the Rainbow Casino cost of revenues which were consolidated beginning
March 29, 1995. This increase was partially offset from the termination of the Company's lease at the Royal Casino and the reduction of operations at the Company's tavern locations. Cost of casino and tavern revenues includes cost of goods sold, gaming taxes, rent and direct labor, including related taxes and benefits.

Expenses

Selling, general and administrative expenses for the nine months ended March 31, 1996 increased approximately $5,029,000 (54.2%) from the prior year. Expenses for casinos and taverns increased $5,577,000 (209.5%) from the prior year primarily due to the Rainbow Casino expenses which were consolidated beginning March 29, 1995. This increase was partially offset from the termination of the Company's lease at the Royal Casino and the reduction of operations at the Company's tavern locations. Such expenses related to gaming route operations decreased $548,000 (8.3%) from the prior year reflecting steps taken to control costs, including reduced staffing levels. Corporate general and administrative expenses decreased $1,652,000 (26.4%). This decrease was caused primarily by controlling costs and reducing staffing levels. Business developmental expenses associated with pursuing the Company's growth strategy increased $8,586,000 (152.0%) over the same period from last year. The increase was the result of incurring direct costs of $12,235,000 related to the Company's tender and consent solicitation for the common stock of, and subsequent entering into a definitive merger agreement with, BGII. The increase was partially offset by a reduction in other business development activities and the termination of two executives.


                             PART II

Item 1. Legal Proceedings

        See "Notes to Unaudited Condensed Consolidated Financial
        Statements- 11. Legal Proceedings" for a description of certain legal proceedings.

Item 4. Submission of Mattters to a Vote of Security Holders

        The  Registrant held its annual meeting on April 2,  1996
        in Las Vegas, Nevada. Security holders voted on the following matters:


        Proposal 1:    Election of Directors

        The following persons were elected to terms expiring at the 1998 annual meeting based on the results indicated:

                                 Christopher Baj             David Robbins
                  For               12,174,597                 12,174,597
                  Against               56,233                     56,233

        Proposal 2:

        Adoption of the Agreement and Plan of Merger dated as  of
        October  18,  1995, as amended, among the  Company,  BGII
        Acquisition    Corp.,    the    Company's    wholly-owned
        subsidiary, and Bally Gaming International, Inc.:

                  For                 9,816,775
                  Against                33,859
                  Abstain                15,297
                  Broker Non-votes    2,264,899


Item 6. Exhibits and Reports on Form 8-K

        a.   Exhibits

             Exhibit
             Number    Description

             10.54 Employment Agreement, dated as of March 31, 1995, between the Company and Anthony Di Cesare.

             10.67     Agreement  and Plan   of  Merger  among  Alliance
                       Gaming Corporation, BGII Acquisition Corp. and Bally Gaming International, Inc. as of October 18, 1995.

             10.68 Employment Agreement, dated as of October 28, 1995, between the Company and Robert Miodunski.

             10.69 Amendment to Agreement and Plan of Merger among Alliance Gaming Corporation, BGII Acquistion Corp. and Bally Gaming International, Inc. as of January 22, 1996.

             10.70 Mutual Waiver to Agreement and Plan of Merger among Alliance Gaming Corporation, BGII Acuisition Corp. and Bally Gaming International, Inc. as of April 17, 1996.

        b.   Reports on Form 8-K

             There were no reports filed on Form 8-K for the three months ended March 31, 1996.






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