Form 10-K
period 1996-06-30
ALLIANCE GAMING CORP
filed 1996-09-30
CIK 2491

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                SECURITIES  EXCHANGE ACT OF 1934
            For the Fiscal Year ended June 30, 1996

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

    15% Non-Voting Senior Pay-in-Kind Special Stock, Series B,
                         $0.10 par value
                        (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X]  Yes   [  ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $60,293,000 as of September 15, 1996.

The   number  of  shares  of  Common  Stock,  $0.10  par   value,
outstanding as of September 15, 1996 according to the records of registrant's registrar and transfer agent, was 31,832,410.

              DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year and is incorporated by reference into Part III of this Form 10-K.

                             PART I

ITEM 1. BUSINESS

Introduction

Alliance Gaming Corporation (the "Company") is a diversified gaming company. As part of its long-term growth strategy, the Company acquired Bally Gaming International, Inc. ("BGII"), by merger (the "Merger") which was consummated on June 18, 1996 and as a result, BGII became a wholly owned subsidiary of the Company.

The Company, through Bally Gaming in the United States and Bally Wulff in Germany, is a leading designer, manufacturer and distributor of electronic gaming machines. Through Bally Systems, the Company also designs, assembles and sells computerized monitoring systems for slot and video gaming machines which provide casino operators with on-line real time accounting, security, maintenance and player tracking capabilities. In addition, the Company is the largest gaming machine operator in Nevada, where it operates approximately 5300 gaming machines (primarily video poker and slot machines), and is the exclusive operator of approximately 700 video poker machines at the only racetrack and ten associated off-track betting parlors (OTBs) in the greater New Orleans area. The Company also owns and operates a small casino in each of Vicksburg, Mississippi and Sparks/Reno, Nevada.

The Company believes that through the Merger it acquired an established company with a well-recognized presence in the gaming industry and a significant base of assets and experience. Bally Gaming is currently the second largest manufacturer of casino-style electronic gaming machines in North America and since 1993 has made significant inroads in recapturing a portion of its once dominant market share of the late 1970s. Although Bally Gaming sells gaming machines to most of the major participants in the United States casino industry, the Company hopes to continue to increase its penetration in such casinos by capitalizing on its management's relationships within the gaming industry to enable the Company to demonstrate the performance capabilities of its current products. Management believes that the Merger provides the Company with an avenue for entering a business historically characterized by effective barriers to entry in that the BGII assets acquired are difficult to replicate and require significant time and investment to develop successfully.

The Company was incorporated in Nevada on September 30, 1968 under the name Advanced Patent Technology. The Company changed its name to Gaming and Technology, Inc. in 1983, to United Gaming, Inc. in 1988 and to Alliance Gaming Corporation on December 19, 1994. The Company conducts its gaming operations through directly and indirectly owned subsidiaries. The term "Company" as used herein refers to Alliance Gaming Corporation and such subsidiaries unless the context otherwise requires. The Company's principal executive offices are located at 4380 Boulder Highway, Las Vegas, Nevada 89121; telephone (702) 435-4200. As a result of the Merger, the Company's principal executive offices will be relocated to BGII's facility in October 1996 which are located at 6601 South Bermuda Road, Las Vegas, Nevada 89114; telephone (702) 896-7700.







Business Strategy

The Company's strategic objective is to build a pre-eminent gaming entertainment company to capitalize on what management believes to be gaming's continuing growth within the entertainment industry. In addition to continuing the development of the Company's other business units, the Company's strategic focus will be on the Bally Gaming and Systems business unit. Key elements of the Company's strategy include:

Capitalize  on Current Sales Momentum.  Since 1993, Bally  Gaming
management has initiated steps to increase its share of gaming machine sales in traditional markets and capture increased gaming machine market share in new and emerging jurisdictions. In the
mid-1980s,   management's  slow  response  to  rapidly   evolving
technology, new competitors and changing customer preferences contributed to a significant reduction in market position. Beginning in 1993, Bally Gaming began to rebuild its market position, and has effectively increased its presence in major casinos in the Las Vegas market, including Caesars Palace and the MGM Grand. As part of its long-term growth strategy, Bally Gaming has increased its research and development efforts, focusing on upgrading its gaming product line, and has increased its sales and marketing efforts. For example, Bally Gaming introduced its ProSeries(tm) reel-type slot machines during late 1993 and its multi-game touch screen machine, the Game Maker(r), during late 1994, which have contributed significantly to an increase in unit sales which have approximately doubled since 1993.

Develop and Market Premier Gaming Entertainment Products Employing Modern Technology. The Company intends to continue to develop, market and sell premier gaming entertainment products and systems that employ available information technology currently in common use in other segments of the entertainment industry, but not yet prevalent in the gaming industry. The Company believes that technological enhancements are the key to improving the appeal of its games and locations. The Company has developed and is implementing a next-generation computerized product called "Gambler's Bonus," a cardless slot players' club and player tracking system for use in its gaming machine operations unit which will allow multiple locations to be linked together into a distributed gaming environment. Management believes that Gambler's Bonus offers a wider variety of gaming choices to players than any other gaming machine currently available for use in route locations. Additionally, the Company, through a joint effort of Bally Gaming and Bally Systems, is in the process of developing an innovative form of cashless wagering that uses bar-coded coupons which can be read by bill validators in slot machines with the resulting information being transmitted to a computerized monitoring system, subject to testing and regulatory approval. The Company is investigating other opportunities to employ technology in its products.

Enhance Operating Efficiencies and Improve the Quality of the Company's Products and Services. The Company is taking a number of steps to improve its operating efficiencies while at the same time improving the quality of its products and services, including (i) engineering improvements at Bally Gaming as well as reducing per unit costs by increasing production throughput and negotiating decreases in materials costs; (ii) continuing to improve Bally Wulff's manufacturing efficiency and productivity through the use of computer-aided design systems, automated production equipment and devotion of substantial resources to product quality control in its wall machine operations;
(iii) expanding the installed base of electronic gaming machines equipped with Gambler's Bonus and updated bill-acceptor devices throughout its Nevada gaming machine operations, which is expected to improve the Company's revenues and operating efficiencies; (iv) initiating improved customer service programs and increasing employee responsiveness to customers' needs for after-sale services; and (v) eliminating duplicative executive, insurance, rent, outside professional services and other administrative costs. Management will continue to seek cost reductions and efficiencies.

Enter into Alliances with Technology and Entertainment Companies. Management's focus on technological developments in gaming entertainment has created the potential for alliances with other technology-oriented companies for the purpose of sharing information or professional services in developing product concepts. The Company intends to continue to develop or license technology which can be integrated into various aspects of the gaming entertainment industry in the future. In addition, the Company intends to make strategic acquisitions of rights to use proprietary technology when attractive opportunities arise. There can be no assurance, however, that any such alliances or acquisitions will be available to the Company or will result in sustained beneficial results to the Company.

Business Units

The  Company  operates  through four business  units:  (i)  Bally
Gaming and Systems, (ii) Bally Wulff (consisting of the manufacture and distribution of wall-mounted gaming machines and distribution of other recreational and amusement machines),
(iii) gaming machine operations and (iv) casino operations.

Bally Gaming and Systems

Bally Gaming

Overview. The Company's primary markets for its gaming machine products are the United States, Canada and Europe and, to a lesser extent, the Far East, Latin America and the Caribbean. The following table sets forth the percentage of new unit sales by market segment during the years ended December 31, 1993, 1994 and 1995, and the six months ended June 30, 1996:


New Units by Market  Segment            Percentage of New Units Sold
                              Year  ended  December 31,     Six  months
                                                           ended June 30,
                                1993    1994   1995             1996
    Nevada and Atlantic City     27%     34%    42%              37%
    International                27      21     30               45
    Riverboats                   31      31     12               11
    Indian Gaming                12      13     14                7
    Other (principally VLTs)      3       1      2              ---
                                100%    100%   100%             100%


United States Markets. Within the United States, Nevada represents the largest installed base of gaming machines with an installed base of approximately 190,000 machines as of June 30, 1996. Atlantic City is the second largest market which management estimates had an installed base of approximately 30,000 machines as of June 30, 1996. Bally Gaming product sales in these markets are primarily to established casino customers to either replace existing machines or as part of an expansion or refurbishment of the casino. Also, because gaming machine revenues have increased at a higher rate than table game revenues over the past decade, casino operators have frequently increased floor space dedicated to gaming machines. In addition, major casino openings in Nevada, expansions of existing casinos and the proliferation of casinos in emerging markets have created additional floor space available for new gaming products and are anticipated to further increase competitive pressures on casino operators to replace existing equipment with new machines on an accelerated basis.

Riverboat casinos began operating in 1991 and, as of June 30, 1996, riverboat casinos were operating in Indiana, Iowa, Illinois, Mississippi, Missouri and Louisiana. The estimated installed base of gaming machines on riverboats is approximately 70,000 machines as of June 30, 1996.

Casino-style gaming continues to expand on North American Indian lands. Indian gaming is regulated under the Indian Gaming Regulatory Act of 1988 which permits specific types of gaming. The Company's machines are placed only with Indian gaming operators who have negotiated a compact with the state and received approval by the U.S. Department of the Interior. The Company has, either directly or through its distributors, sold machines for casinos on Indian lands in Arizona, Connecticut, Iowa, Michigan, Minnesota, Mississippi, Montana, New Mexico, North Dakota, South Dakota and Wisconsin. Compacts have also been approved in Oregon, Colorado and Louisiana, although Bally Gaming made no deliveries in these jurisdictions. In addition to the approved states, compacts are under consideration in several states, including Alabama, California, Maine, Massachusetts, Rhode Island, Texas and Washington. The installed base of all Indian gaming machines as of June 30, 1996 was approximately 60,000 units.

In  addition, there are currently casinos in Colorado  and  South
Dakota. The estimated installed base of machines in these markets as of June 30, 1996 was approximately 15,000 machines.

The continued growth of domestic emerging markets for gaming machines is contingent upon the public's acceptance of these markets and an ongoing regulatory approval process by Federal, state and local governmental authorities. Management cannot predict which new jurisdictions or markets, if any, will approve the operation of gaming machines, the timing of any such approval or the level of the Company's participation in any such new markets.

International Markets. In addition to the domestic markets, the gaming industry is also expanding in international markets. The Company's primary international markets are Europe and Canada, and to a lesser extent, the Far East, Latin America and the Caribbean. The Company has begun, and plans to continue, expansion into the Australian market, and in 1995, BGII established an office in Sydney, Australia. The Company recorded its first sale into the Australia market in the quarter ended June 30, 1996. One of the Company's indirect subsidiaries, Bally Gaming International, GmbH ("GmbH") distributes gaming machines, manufactured primarily by Bally Gaming, through its sales office in Hannover, Germany principally to customers in Europe and Russia, and through its sales office in Johannesburg, South Africa, principally to customers on the African continent.

The percentage of Bally Gaming's international revenues by geographic area for the years ended December 31, 1993, 1994 and 1995 and the six months ended June 30, 1996 are set forth below:

New Units by Geographic Area              Percentage of New Units Sold
                               Year  ended December  31,    Six months ended
                                                               June 30,
                                 1993   1994   1995              1996
  Europe                          69%    56%    51%               40%
  Canada                          13     17     22                31
  Latin America                   16     20     20                25
  Far East                         2      4      4                 2
  Other                          ---      3      3                 2
                                 100%   100%   100%              100%


Products.   Bally Gaming designs, manufactures and distributes  a
variety of electronic slot and video gaming machines. Machines are differentiated from one another by graphic design and theme,
cabinet   style   and   size,  payout,   reel-type   design   and
minimum/maximum  betting  amount.  Slot  machines  are   normally
produced   to  specific  order,  with  design  and  configuration
customized to a customer's particular requirements. Customers may also change from one gaming model to another gaming model by ordering a "conversion kit" which consists of artwork, reel strips and a computer chip. Bally Gaming's video gaming machines are designed to simulate various live card games and keno through a video display. New games and themes are introduced periodically in order to satisfy customer demand and to compete with product designs introduced by competitors. Bally Gaming introduced its "ProSeries(tm)" reel-type slot machines during late 1993 and its multi-game touch screen machine, the Game Maker(r), during late 1994.

The  Game Maker(r) can offer up to 10 different video games  within one gaming device. Various games can be selected from a game library that has over 200 games. The games simulate various card games, keno and popular reel-spinning games. The Game Maker(r) machines contain bill acceptors and many other features believed to be popular with casinos and their customers. The Game Maker(r) machines are available in upright, bar top and slant top cabinets. Based on Bally Gaming's sales of this product to date,
management   believes  that  Bally  Gaming  is   currently   more
competitive than in the past in the video gaming device market. Revenues from sales of Game Maker(r) machines were approximately $0.1 million, $6.7 million and $27.4 million during the years ended December 31, 1993, 1994 and 1995, respectively and $12.9 million for the six months ended June 30, 1996.

The ProSeries(tm) was the result of a comprehensive product development effort which began in 1991. The development process included extensive testing of the new products in-house and on casino floors for reliability and player appeal. Based on Bally Gaming's sales of the ProSeries(tm) products to date, management believes that the ProSeries(tm) has been the catalyst to allow Bally Gaming to increase market share in traditional and emerging markets for gaming machines as the product becomes accepted by casino customers. Revenues from sales of ProSeries(tm) machines were approximately $19.3 million, $86.2 million and $57.1 million during the years ended December 31, 1993, 1994 and 1995, respectively and $38.5 million for the six months ended June 30, 1996.

Bally Gaming typically offers a 90-day labor and up to a one-year parts warranty for new gaming machines sold and is actively involved in customer service after the original installation. Bally Gaming provides several after-sale, value-added services to its customers including customer education programs, a 24-hour customer service hot-line, and field service support programs and spare parts programs.

In addition, Bally Gaming sells and services used gaming machines and sells parts for existing machines. Sales of used gaming machines increased for 1995 as management implemented a policy to reduce inventory levels. Sales of used equipment were $2.7 million, $4.2 million and $9.2 million during the years ended December 31, 1993, 1994 and 1995, respectively and $2.0 million for the six months ended June 30, 1996.

The following table sets forth the percentages of revenues provided by each of its major product lines during the periods for the years ended December 31, 1993, 1994 and 1995 and the six months ended June 30, 1996:

                                            Percentage of Revenues
                                   Year ended December 31,    Six months ended
                                                                   June 30,
                                    1993    1994   1995              1996
 Slot machines                       67%     74%    53%               63%
 Video gaming machines               19      16     31                24
 Other (primarily used machines,
    parts and services)              14      10     16                13
                                    100%    100%   100%              100%

During the six-months ended June 30, 1996, the Company has experienced increased international sales which typically have a higher percentage of slot machines impacting the mix between slot and video machines for such period.

Bally Gaming machines have a mechanical life that can exceed 10 years. However, in the established markets, Bally Gaming's experience is that casino operators usually replace gaming machines after three to seven years. The factors which result in replacement of gaming machines sooner than their mechanical life include technological advances, development of new games, new sound and visual features and changing preferences of casino patrons. Casinos typically recoup the purchase cost of their electronic gaming machines in a few months, which allows casinos to replace machines with new models that are popular with casino patrons.

Bally Gaming often accepts used machines as trade-ins toward the purchase of new gaming equipment. While a small secondary market exists in the United States, used machines are typically resold into the international market. Some used equipment is reconditioned for direct sale, but much is sold in container lots on an "as is" condition through independent brokers.

In the past, Bally Gaming had designed, manufactured and distributed video lottery terminals ("VLT"), which are generally operated by, or under the regulation of, state or provincial lottery commissions. The VLT business was less than 2% of revenues during the years ended December 31, 1993, 1994 and 1995 and for the six months ended June 30, 1996. Bally Gaming will pursue this business only on a selective basis in the future.

Product Development. The Company believes that technological enhancements are the key to improving the appeal of its electronic gaming machines. Most gaming machines on casino floors today are driven by technology which was developed over 20 years ago. The Company believes that accelerating the use of existing computer technology will give its gaming machines and systems a competitive advantage in the gaming industry.

Bally Gaming develops its products for both the domestic and international market. Bally Gaming's product development process is divided into two areas, hardware and software. Major areas of hardware development include cabinet style, electronic capability, machine handle, coin hopper and bill acceptor. Hardware development efforts are focused upon player appeal, product reliability and ease of maintenance. Development cycles for hardware can range from a few days for simple enhancements to more than a year for new electronics or new mechanical packages.

The software development process for new games, which includes graphics development, involves a continuous effort requiring relatively significant human resource allocations. Creativity in software development is an important element in product differentiation as the major manufacturers sometimes use similar hardware technology. Ideas for new models are generated both internally and from customers. Bally Gaming can design the software and artwork for a new model in as little as two weeks, excluding regulatory approval. All new or modified hardware and software is designed to satisfy all applicable testing standards and must receive the approval of the appropriate gaming regulatory agency based substantially on satisfying such applicable testing standards before such gaming product can be offered for play to the public. Most gaming jurisdictions rely upon and accept the certification of selected independent laboratories that a gaming product meets the applicable testing standards.

Regulatory approval for new or modified hardware and software changes takes from 30 days to three months or more. On an annual basis, Bally Gaming expects to introduce approximately 25 new games to the market. However, no assurance can be made with respect to the rate of new model introductions.

Bally Gaming spent $3.0 million, $3.5 million, and $3.7 million during the years ended December 31, 1993, 1994 and 1995, respectively, and $1.8 million for the six months ended June 30, 1996, on product research and development.

Sales and Marketing. Bally Gaming uses a direct sales force, an independent distributor network and GmbH to sell its products. Bally Gaming's sales staff of approximately 20 people, which operates offices in Nevada, New Jersey, Mississippi, Illinois, Colorado and Florida, generated approximately 84% of new machine sales over the past three calendar years and 81% of new machine sales for the six months ended June 30, 1996. On a limited basis, Bally Gaming currently uses distributors for sales to certain specific markets in the United States as well as certain international jurisdictions. Bally Gaming's agreements with distributors do not specify minimum purchases but generally provide that Bally Gaming may terminate such agreements if certain performance standards are not met. Approximately 8% of new gaming machine unit sales over the past three calendar years and 2% for the six months ended June 30, 1996 have been generated through independent distributors (including foreign distributors). Approximately 8% of new gaming machine unit sales over the past three years and 17% for the six months ended June 30, 1996 have been generated through GmbH.

In addition to offering an expansive product line, Bally Gaming provides customized services in response to specific casino requests. These services include high quality silkscreen printing of gaming machine glass, customized game development and interior design services. Bally Gaming also offers customized design services that utilize computer aided design and studio software programs. Bally Gaming's design department can generate a casino floor layout and can create a proposed slot mix for its customers. In many of the emerging markets, Bally Gaming provides assistance to customers including the selection of related equipment such as slot stands, chairs, etc. and a recommended layout of the casino floor as well as a mix of machine models. Sales to established casinos in Nevada can require completion of a successful trial period for the machines in the casino.

Approximately 75% of Bally Gaming's slot and video gaming machine sales are on terms of 90 days or less. Approximately 25% of Bally Gaming's sales, primarily in certain emerging markets such as riverboat and Indian gaming casinos, are financed over extended periods as long as 36 months and bear interest at rates ranging from 8% to 14%. International sales are generally consummated on a cash basis or financed over a period of one year or less. In addition, in certain situations, Bally Gaming has participated in the financing of other gaming related equipment manufactured by third parties in the emerging markets. Management believes that financing of customer sales has become an increasingly important factor in certain emerging markets.

Customers. The demand for slot machines and video gaming machines varies depending on new construction and renovation of casinos and other facilities with needs for new equipment as well as the replacement of existing machines (which have an average replacement cycle of 3 - 7 years). For the year ended December 31, 1995, and the six months ended June 30, 1996, Bally Gaming's largest customer accounted for approximately 5% and 8% respectively of Bally Gaming's sales while Bally Gaming's ten largest customers accounted for approximately 25% and 42% of Bally Gaming's revenues for the year ended December 31, 1995, and the six months ended June 30, 1996, respectively.

Assembly Operations. Bally Gaming's Las Vegas facility was completed in 1990 specifically for the design, manufacture and distribution of gaming equipment. The 150,000-square foot facility was designed to meet fluctuating product design demands and volume requirements, and management believes the facility enables Bally Gaming to increase production without significant capital expenditures.

Management believes that its assembly operations allow for rapid generation of different models to fill orders quickly and efficiently. Another major advantage of the existing plant operation is the system by which machines can be altered in many ways including the size, type and color of glass, sound and payoff patterns to produce a "customized" product for each customer. Bally Gaming keeps an inventory of parts that allow machines to be altered quickly to conform with a particular customer's design/feature request. Bally Gaming designs all of the major assemblies that are incorporated into the final machine configuration.

Competition. The market for gaming machines in North America is dominated by a single competitor, International Game Technology, Inc. ("IGT"). Management believes based on industry estimates made by analysts that Bally Gaming has the second largest market share domestically and that based on public disclosures by IGT and Bally Gaming, that Bally Gaming's percentage of the total units sold by both IGT and Bally Gaming has shown an increasing trend over the last three calendar years and the six months ended June 30, 1996. There are a number of other well established, well-financed and well-known companies producing machines that compete with each of Bally Gaming's lines in each of Bally Gaming's markets. The other major competitors are Universal Distributing of Nevada, Inc., Sigma Games, Inc., WMS Industries, Inc. ("WMS") and in the international marketplace, companies that market gaming machines under the brand names of Aristocrat, Atronic, Cirsa and Novomatic. Certain companies have developed niche products such as Anchor Gaming, Mikohn Gaming Corporation, and Casino Data Systems ("CDS"). In addition, certain technology-oriented companies, including Sega Enterprises Ltd. and Silicon Gaming, have recently announced their intention to enter the gaming machine business. Management believes that some of these competitors have greater capital resources than the Company. Competition among gaming product manufacturers, particularly with respect to sales of gaming machines into new and emerging markets, is based on competitive customer pricing and financing terms, appeal to the player, quality of the product and having an extensive distribution and sales network.

The future success of the Company, to a large extent, will be dependent upon the ability of Bally Gaming to design, manufacture and market technologically sophisticated products that achieve high levels of player acceptance. The development of a successful new product or product design by a competitor could adversely affect sales of Bally Gaming's products and force Bally Gaming to try to respond quickly with its own competing products. In addition, management believes that customer financing terms have become an increasingly important competitive factor in certain emerging markets. Competitive conditions sometimes require Bally Gaming to grant extended payment terms on gaming machines and other gaming equipment. While these financings are normally collateralized by such equipment, the resale value of the collateral in the event of a default may be less than the amount financed. Accordingly, Bally Gaming will have greater exposure to the financial condition of its customers in emerging markets than has historically been the case in established markets like Nevada and Atlantic City. Also, because certain of Bally Gaming's competitors have greater financial resources, Bally Gaming will need to rely on third party financing arrangements in order to compete in providing competitive financing to customers.


Bally Systems

Markets for Systems. Bally Systems' primary markets for its computerized monitoring systems are the United States and, to a lesser extent, Canada, New Zealand, Latin America, Europe, and the Caribbean. Markets for Bally Systems within the United States include traditional land-based casinos predominantly in Nevada and Atlantic City, New Jersey, Indian gaming and riverboats. Domestically, the market for computerized monitoring systems is divided equally between selling to new installations and to existing customers who are either expanding their casino floors or are upgrading their hardware to a new product release. Unlike the United States, where most jurisdictions require the implementation of systems, there have been few international markets to do so. Management believes, however, that the international market for such systems is increasing, and that Bally Systems' sales to such markets will increase accordingly.

Products. Bally Systems designs, assembles, and sells a computerized monitoring system ("SDS 6000") for slot and video gaming machines which provide casino operators with on-line real time data relative to a machine's accounting, security, and maintenance functions. The SDS 6000 also provides data to, and receives data from, other third party player tracking computer and software applications allowing casinos to track their players to establish and compile individual player profitability and other demographic information. SDS 6000 is comprised primarily of
(1) hardware consisting of microcontroller-based printed circuit boards which are installed within the slot and video machines as well as card reader displays and keypads which provide casinos with the ability to track player gaming activity and to monitor access to slot and video machines by the casino's employees,
(2) application software developed by Bally Systems which provides access to the slot machine's activity data gathered by the microcontroller hardware, and (3) third party mini-computers on which the application software resides. Bally Systems also provides software and hardware support services, including maintenance, repair and training for purchasers of its monitoring systems.

Product Development. Bally Systems' product development is divided into two areas, hardware and software. The major areas of hardware development include microcontroller circuit board design and programming as well as user interface devices such as card readers, keypads and displays. Hardware development efforts are focused upon achieving greater functionality, product reliability and ease of maintenance for the casino operator and achieving greater visual appeal and ease of use for the slot customer. Development cycles for hardware can vary between a few months for minor revisions to more than a year for major design changes or for changes made by various slot manufacturers with which Bally Systems' product must communicate and be physically integrated. Software development results in (1) periodic product releases that include new features which extend and enhance the SDS 6000 product, (2) periodic maintenance releases which enable casino operators to correct problems or improve the usability of the system and (3) documentation needed to install and use the system.

In 1995, the hardware and software groups from Bally Systems, as well as engineers from Bally Gaming, coordinated efforts to develop a form of cashless wagering that uses bar-coded coupons which can be read by the bill validators in Bally Gaming's slot machines which are connected to an SDS 6000 system. Testing and regulatory approval is being pursued by Bally Systems in anticipation of release to casino operators. In 1996, Bally Gaming and Bally Systems development groups are continuing to direct development efforts towards other forms of cashless wagering for use on Bally Gaming's slot machines and the SDS 6000 system.

During the years ended December 31, 1993, 1994 and 1995 and the six months ended June, 30 1996, Bally Systems spent $1.4 million,
$1.7 million and $1.9 million and $1.1 million, respectively on product research and development.

Sales and Marketing. Bally Systems has a direct sales force which produces the majority of its sales. Bally Gaming's sales force and Bally Gaming's independent distributor network produce the balance of Bally Systems' sales, primarily in situations where customers are making gaming machine and computerized monitoring system purchase decisions at the same time. Worldwide, Bally
Systems   has   approximately  64,000  game  monitoring   units
installed, or in the process of being installed, of which approximately 60,000 are in the United States. At June 30, 1996, Bally Systems had 59 installed locations compared to 50 at December 31, 1995. Over the past three years ended December 31, 1995, Bally Systems' own sales force has generated approximately 78% of its sales. During the six months ended June 30, 1996, Bally Systems' own sales force generated approximately 93% of its sales.

Bally Systems offers its customers the option of signing separate hardware and software maintenance agreements at the time of sale. These agreements are for periods of one year and automatically renew unless otherwise canceled in writing by the customer or
Bally Systems. After an initial warranty period, typically 90 days, the customer is invoiced a monthly hardware and software maintenance fee which provides essentially for repair and/or replacement of malfunctioning hardware and software, software version upgrades, and on-call support for software.

Bally Systems offers limited financing terms, normally less than one year, for sales to new installations. Most sales, however, are invoiced on a net 30 day basis.

Customers. The demand for computerized slot monitoring systems is driven either by regulatory requirements in a given jurisdiction and/or by a casino operator's competitive need to properly track machine and player activity and establish and compile individual machine and player profitability and other demographic information, all of which is of particular importance to casinos in developing marketing strategies. Bally Systems' revenues are derived equally from selling to new installations as well as to existing customers who are either expanding their casino floors or are upgrading their hardware to a new product release. For the year ended December 31, 1995 and the six months ended June 30, 1996, Bally Systems' ten largest customers (which include certain multi-site casino operators that have corporate agreements with Bally Systems) accounted for approximately 92% and 74% of Bally Systems' revenues, respectively. Due to the high initial costs of installing a computerized monitoring system, customers for such systems generally have tended not to change suppliers once they have installed such a system. Future growth will be based on further expansion in the established and emerging markets as well as continued development efforts by Bally Systems to provide customers with new and innovative hardware and software product offerings.

Competition. Although there are numerous companies providing computerized slot monitoring systems to casino operators, Bally Systems' main competition currently consists of IGT, CDS, and to a lesser extent Gaming Systems International, Mikohn Gaming Corporation and Acres Gaming. Competition is keen in this market due to the number of providers and the limited number of casinos and the jurisdictions in which they operate. Pricing, product feature and function, accuracy, and reliability are all main factors in determining a provider's success in selling its
system.  Bally  Systems  believes  the  future  success  of   its
operations will be determined by its ability to bring new and innovative products to the market while maintaining its base of loyal existing customers.


Bally Wulff

 Industry Overview

Management believes that the German amusement game industry consists of approximately 200,000 wall machine units and 50,000 token machine units. German regulations require the replacement of wall machines after a period of four years. As a result, annual market demand for wall machines in Germany approximates 50,000 units with fluctuations resulting primarily from economic conditions and regulatory changes. Effective January 1, 1996, a regulatory change took effect requiring all arcade operators to have at least 15 square meters of space for each wall machine and a maximum of 10 machines per arcade. Starting in mid-1995, arcade operators began removing wall machines from their arcades to meet the requirements of this new regulation. Despite this adverse impact, the demand for new wall machines was approximately 47,000 units in calendar 1995. All wall machines manufactured since 1992 have meters that monitor the amount inserted by players and paid out by the machine. Wall machines without meters must be removed from service by the end of 1996, which management believes should lead to an increase in demand for new, metered wall machines beginning as early as the quarter ending December 31, 1996.

Wall machine sales into the arcade market account for approximately 30% of the total wall machine sales in Germany. A significant number of arcades (approximately 18%) are owned by the two largest competitors, Gauselmann AG and NSM AG. Generally these competitors do not purchase wall machines from Bally Wulff for their arcades. Management believes Bally Wulff's share of the German wall machine market was approximately 25% of the market for each of the last three years ended December 31, 1995 and the six months ended June 30, 1996. On an ongoing basis, the German legislative authorities regulate and monitor the wall machine industry to ensure certain manufacturing standards and the fairness of each machine to users. The most significant legislation presently affecting the wall machine industry relates to prescribed licensing procedures, the use, installation and operation of wall machines and the taxation of wall machines. There have been no recent material legislative changes other than as described above.

Wall machines have recently experienced competition from token machines. Token machines, unlike wall machines, are not designed to award winning players with currency. Instead, a player wins games or tokens. Therefore, the strict German licensing requirements governing wall machines are not currently applied to token machines, although this may change in the future due to legislative changes or changes in administrative practice. Management believes that the token machine market has reached its potential and that sales will decline because token machines are not subject to the four-year operation limit set by German regulations.

 Operations of Bally Wulff

Products. Bally Wulff's manufacturing operations were founded in Berlin in 1950 and sold to BGII's former parent company in 1972. Bally Wulff produces and distributes a variety of models of wall machines, under the trade name "Bally Wulff", for operation in arcades, hotels, restaurants and taverns primarily in Germany. These wall machines are coin-operated, armless gaming devices similar to slot machines that award winnings for matching numbers or symbols on three to five wheels or drums and differ primarily in appearance, graphic design, theme, pay-table and customer appeal. Each game costs up to 40 pfennigs (approximately $0.26, at the exchange rate of $1.00=DM 1.53 prevailing as of June 30, 1996, as also used hereinafter) to play, although the player may deposit larger amounts to provide continuous play but not to increase payoffs. German regulations limit the maximum payout to ten times the player's stake (DM 4.00 or approximately $2.60 per game). Current models of wall machines provide the player the opportunity to win 100 special games on one play, which increases the potential amount that can be won on the minimum coin drop. German regulations require a minimum payback of 60% for wall machines, although many machines are generally programmed to pay back at higher rates to encourage play. Effective January 1, 1997, all wall machines in use must have meters that monitor the amount inserted by players and paid out by the machine. Bally Wulff has manufactured token machines for operation in arcades, hotels, restaurants and taverns in Germany and may continue to do so in the future on a selective basis.


In addition to manufacturing wall machines, Bally Wulff distributes wall machines and other recreational and amusement coin-operated machines manufactured by third parties to provide a more extensive line of products to its customers. These machines include pool tables, dart games, pinball machines, jukeboxes and arcade games and are distributed primarily for use in arcades, restaurants, hotels and taverns. The following table sets forth the percentage of Bally Wulff's revenues by product line during the years ended December 31, 1993, 1994 and 1995 and the six months ended June 30, 1996:

                                            Percentage of Revenues
                                    Year ended December 31,    Six months ended
                                                                  June 30,
                                      1993   1994   1995            1996
Wall machines manufactured by
    Wulff                              42%    48%    39%             42%
Recreational and amusement machines
    and third party wall machines
    distributed                        29     21     23              22
Other (primarily used machines,
    parts   and   service              29     31     38              36
                                      100%   100%   100%            100%


Product Development. Management believes that Bally Wulff's wall machines are viewed as premium products because of their quality, dependability, ease of service and proven ability to attract players and generate revenue. Bally Wulff designs its machines to appeal to each of the three categories of participants in the distribution process: Bally Wulff's sales representatives and independent distributors, the owner/operators of the machines, and the players. The sales representatives and distributors require machines with broad appeal that are easy to demonstrate and sell. The owner/operators desire reasonably priced machines that are easy to collect from and service and that are proven revenue generators. The players prefer entertaining machines that are simple to play and have unique features.

Bally Wulff's management has formed design teams which are responsible for generating ideas for creative new machines. These teams are comprised of representatives of each department involved in the production and distribution of machines, such as art design, engineering, manufacturing, marketing and sales. The design teams meet for three days each calendar quarter at a site away from Bally Wulff's headquarters. The teams analyze machines currently being marketed by Bally Wulff and its competitors to assess their strengths and weaknesses and then suggest ideas for new machines. These ideas are reviewed to determine which machines should be produced on a trial basis. Bally Wulff typically pursues 15 to 20 projects at any given time, and approximately 12 to 15 machines are submitted for licensing each year. These new machines are built in limited quantities and then test marketed for three to six months. Generally, less than one-half of the new machines tested are put into full scale production. Management believes this process of generating new ideas and then turning only a limited number of the ideas into machines which will reach the mass market is responsible for the high quality of Bally Wulff's machines and their continued acceptance and success in the marketplace. Because the machines have a reputation for quality, Bally Wulff is often able to produce and market a particular model for up to two years, which management believes, based upon its experience in the relevant marketplace and feedback from customers, exceeds the industry average.

During the years ended December 31, 1993, 1994 and 1995, and the six months ended June 30, 1996 Bally Wulff spent approximately
$3.3 million, $3.5 million, and $3.6 million and $1.8 million respectively, on product research and development.

Sales and Marketing. Bally Wulff sells approximately 94% of its products through its own sales force of 56 people located in its 23 regional sales offices. Independent German distributors account for approximately 6% of sales. Approximately 97% of Wulff's sales of new wall machines are in the German market. The sales offices are operated as independent profit centers and are assigned geographic areas for which they are responsible for sales, servicing the machines and assisting in collecting customers' accounts receivable balances.

Bally Wulff devotes substantial time, money and effort to marketing and promoting its products. Bally Wulff takes an active part in the annual Amusement Game Fair which is held each January in Frankfurt, Germany, at which Bally Wulff introduces new products.

The wall machines manufactured and sold by Bally Wulff generally sell for prices ranging from DM 5,000 to DM 8,000 (approximately $3,272 to $5,235). A majority of machines distributed by Bally Wulff are paid for in full within 90 days after the sale. Remaining sales of machines are financed by Bally Wulff generally over a 12-month period, with interest rates of up to 12%. For this reason, Bally Wulff establishes an internal credit rating and credit limit for each customer. Under Bally Wulff's conditions of sale, title to a machine is retained by Bally Wulff until the machine has been paid for in full. In addition, Bally Wulff demands security. Currently, Bally Wulff provides customer financing for approximately 20% of its sales, and management expects this practice to increase during the latter half of 1996. Renting machines to customers accounted for 4% of total revenues for the six months ended June 30, 1996 compared to 2%, 2%, and 3% during the years ended December 1993, 1994, and 1995. The rental market is the fastest growing revenue segment and the management expects a substantial increase for the months ahead. In approximately 60% of its sales, Bally Wulff accepts wall machines and/or other recreational and amusement equipment as trade-ins toward the purchase of new machines. To the extent possible, the used machines are then resold.

Customers. Each of Bally Wulff's top ten customers in 1996 has maintained its relationship with Bally Wulff for over three years. For the year ended December 31, 1995, no single customer accounted for more than 3% of Bally Wulff's sales, while Bally Wulff's top ten largest customers accounted for approximately 10% of Bally Wulff's revenues. For the six month period ended June 30, 1996, Bally Wulff's top ten customers accounted for approximately 14% of Bally Wulff's sales, one customer accounted for 6% with no other customer more than 2%.

Bally Wulff's customer base for wall machines may be divided into two categories which differ based on the preferences of their clientele. Arcade operators are generally interested in purchasing the newest products in the hopes that a new innovation will result in a high level of public demand to play the new "hot" product. Hotels, restaurants and taverns, on the other hand, are generally more inclined to purchase lower-priced existing models with proven earnings records to provide as an amenity to customers.

Assembly Operations. Bally Wulff's manufacturing process is primarily an assembly operation. Its manufacturing facility consists of a four-story, 100,000-square foot building in Berlin, Germany. Bally Wulff purchases its key raw materials, sub-assemblies and fabricated parts from a variety of suppliers, and most parts are purchased from multiple suppliers. While there exists no formal long-term contract commitments to any single supplier, Bally Wulff has placed certain standing orders with suppliers through 1996 to help assure the availability of specific quantities on an as-needed basis. These orders are cancelable by Bally Wulff at any time without penalty. Most of the component parts are standard on all models of all Bally Wulff's wall machines, which promotes easy conversion from the production of one model to another in response to customer demand. Except in connection with certain promotions, Bally Wulff generally maintains low inventory levels of assembly parts, and the amount of work-in-process is generally less than the number of machines sold in one week.

Because of its manufacturing structure, Bally Wulff is capable of substantially increasing its wall machine output without significant capital expenditures. Bally Wulff continues to improve its manufacturing efficiency and productivity through the use of computer-aided design systems, automated production equipment and devotion of substantial resources to product quality control.

Competition. Germany's wall machine manufacturing industry is dominated by Bally Wulff and two of its competitors, NSM, AG and Gauselmann, AG. Management believes these three entities collectively account for more than 90% of the entire market. Bally Wulff competes with many companies in the distribution of coin-operated amusement games, some of which are larger and have greater resources than Bally Wulff. Bally Wulff's two major competitors own and operate a significant number of arcades, which may give them a competitive advantage arising from a built-in market for their games and the ability to test market new games in their own arcades. Further, increased foreign competition in Germany may have an adverse impact on the Company's future wall machine revenues. Management believes that the primary competitive factors in the wall machine coin-operated amusement game market are the quality and depth of the product line, price and customer service which includes the ability to fill orders quickly and efficiently.

Gaming Machine Operations

Nevada Operations

Overview. The Company's Nevada gaming machine operations involve the selection ownership, installation, operation and maintenance of video poker devices, reel-type slot machines and other electronic gaming machines in local establishments such as taverns, restaurants, supermarkets, drug stores and convenience stores operated by third parties ("local establishments"). The Company's gaming machine operations target local residents who generally frequent local establishments close to their homes.

The following table sets forth certain historical data concerning the Company's Nevada gaming machine operations for the fiscal years ended June 30:

                                       1994     1995     1996
  Average number of
    gaming machines owned             5,149    5,253    5,285
  Average number of locations           504      514      524
  Win per day per gaming machine     $46.00   $47.72   $48.57

The Company enters into gaming machine operating agreements with local establishments through either space leases or revenue-sharing arrangements. Under revenue sharing arrangements, most common with taverns, restaurants and convenience stores, the Company does not pay rent, but rather receives a percentage of the revenues from the gaming machines. Under revenue sharing arrangements, both the owner of the local establishment and the
Company   must  have  a  gaming  license.   Under   space   lease
arrangements, most common with supermarkets and drug stores,  the
Company   pays  a  fixed  rental  to  the  owner  of  the   local
establishment  and  the  Company receives  all  of  the  revenues
derived   from   the   gaming  machines.    Under   space   lease
arrangements, only the Company (and not the establishment  owner)
is  required  to  hold  a  gaming license.   Most  of  the  local
establishments serviced by the Company are restricted by law to operating no more than 15 gaming machines.

Revenue-sharing arrangements accounted for approximately 86%, 86%, and 85% of revenues and 80%, 78%, and 77% of installed machines, respectively, in the Company's Nevada gaming machine operations in fiscal 1994, 1995, and 1996. At June 30, 1996, the weighted average remaining term of the Company's revenue sharing arrangements was approximately 3.6 years. Space lease arrangements accounted for approximately 14%, 14%, and 15% of revenues and 20%, 22%, and 23% of installed machines, respectively, in the Company's Nevada gaming machine operations in fiscal 1994, 1995, and 1996. At June 30, 1996, the weighted average remaining term of the Company's space leases was 3.1 years.

The Company has historically been able to renew or replace revenues from expiring agreements with revenues generated by renewal or replacement contracts. However, during the past few years, increased competitive pressures in the gaming machine operations business have increased the portion of gaming machine revenues payable to the local establishment, decreasing the Company's gross margins from these operations. As a result, the Company has refocused its Nevada gaming machine operations to emphasize return on investment rather than increasing market share and has undertaken a systematic review process to adjust its contract mix to emphasize higher margin contracts and, where permissible, canceling or not renewing unprofitable contracts.

Sales and Marketing. As the largest gaming machine operator in Nevada, the Company believes that it is able to differentiate itself from its competitors through a full-service operation providing its customers marketing assistance and promotional allowances and using its advanced design capabilities to provide electronic gaming machines with features customized to customers' needs, such as Gambler's Bonus.

The Company has developed and is currently implementing a new system called "Gambler's Bonus". Gambler's Bonus is designed as a cardless slot players' club and player tracking system, which allows multiple local establishments to be linked together into a distributed gaming environment. Through this technology, the Company is able to provide its players and customers with many of the same gaming choices currently available only in a larger scale casino environment such as multi-location progressive jackpots, bigger jackpot payouts and traditional players' club enhancements. Additionally, the Company will offer a series of new and unique games available only to members of the Gambler's Bonus players' club. Since launching Gambler's Bonus, the gaming machines linked to Gambler's Bonus have experienced an increase in net win per day per machine. As of June 30, 1996, the Company had the Gambler's Bonus system installed in 61 locations representing approximately 750 gaming machines. The Company believes Gambler's Bonus will improve both the revenues and operating efficiencies of its Nevada gaming machine operations and has the potential to create additional opportunities in the gaming machine operations segment of the gaming industry. Additionally, the Company has been updating its installed base of gaming machines with bill-acceptor equipped electronic gaming machines which are also expected to improve revenues and operating efficiencies.

Customers. The Company believes it has a diversified customer base with no one customer accounting for more than 10% of the
Company's revenues generated from Nevada gaming machine operations during fiscal 1996, although approximately 14.3% of such revenues was generated through an affiliated group of such customers. The affiliated group consists of seven partnerships each having one individual partner who is common to all such partnerships. For the year ended June 30, 1996, the Company's ten largest customers accounted for approximately 26.3% of the Company's Nevada gaming machine operations revenues.

Assembly Operations. The Company currently manufactures and distributes electronic gaming machines in Nevada for use in its gaming machine operations. The Company manufactured approximately 80% of the electronic gaming machines currently used in its Nevada gaming machine operations. The manufacturing process generally involves the assembly of standard components which are readily available from various sources. The Company is not dependent upon any one supplier for the material or components used in its manufacturing operations. The Company will soon combine this operation with the Bally Gaming assembly operation.

Competition. The Company is subject to substantial direct competition for its revenue-sharing and space lease locations from several large gaming machine operators and numerous small operators, located principally in Las Vegas, Reno and the surrounding areas. The Company and Jackpot Enterprises, Inc. are the dominant gaming machine operators in Nevada. The principal method of competition for gaming machine operators includes the economic terms of the revenue-sharing or space lease arrangement, the services provided and the reputation of the gaming machine operator. Price competition is intense and has reduced the Company's gross margin on such operations over the past several years as the percentage of the gaming machine revenues retained by local establishment owners has increased.

Louisiana Operations

Overview. In March 1992, the Company capitalized on its Nevada gaming machine operations expertise to obtain a contract to operate video poker gaming machines in the greater New Orleans, Louisiana area through its controlled subsidiary, Video Services, Inc. ("VSI"). The Company entered into an operating agreement which runs through May 2002 (with a five year renewal option under certain conditions ) with Fair Grounds Corporation, Jefferson Downs Corporation and Finish Line Management Corporation (collectively, "Fair Grounds") for the Company to be the exclusive operator of video poker machines at the only racetrack and ten associated OTB parlors in the greater New Orleans area. The Company selects, installs, manages and services video poker machines for each of the eleven facilities owned by Fair Grounds for which it receives a percentage of the revenue generated by the machines. As of June 30, 1996 the Company has installed 653 video poker machines in Louisiana.

Under the Louisiana gaming laws and regulations, the majority stockholder of any entity operating video poker machines in Louisiana must be a domiciled resident of the State of Louisiana. As a result, the Company owns 49% of the capital stock of VSI and three prominent members of the Louisiana business and legal community own the remaining 51%. The Company, however, owns all the voting stock of VSI and the majority of its officers and directors are Company employees. The Company has a 71% interest in dividends of VSI in the event dividends are declared. The Company also formed two other Louisiana subsidiaries, Southern Video Services, Inc. ("SVS") and Video Distributing Services,
Inc. ("VDSI"). Both SVS and VDSI are structured in a manner similar to VSI except that the Company is entitled to receive 60% of any SVS dividends. Under the terms of its contract with Fair Grounds, the Company must conduct any additional video poker operations in Louisiana other than gaming at racetracks or OTB parlors through SVS. To date, SVS and VDSI have not engaged in business in Louisiana. In addition, the Company and Fair Grounds may have certain mutual rights of first refusal to participate in certain Louisiana riverboat gaming opportunities of the other party on terms and conditions to be specified.

The Company is prohibited by the Louisiana Act from engaging in both the manufacture and operation of video poker gaming in Louisiana and, therefore, the Company does not manufacture its own video poker machines for use in Louisiana.

The Louisiana legislature has recently passed a bill which will result in an election to be held in November 1996 which will allow each parish to decide whether to disallow video poker machines, riverboat casinos and, in Orleans Parish, land-based casinos. If any parish in which the Company operates elects to disallow video poker machines, the Company would have to cease its video poker operations there by June 30, 1999. The Company cannot predict which parishes will so elect; however, if Orleans Parish or certain other parishes in which the Company operates so elect, the cessation of the Company's video poker operations would have an adverse effect on the operations of the Company.

On December 17, 1993, the Company incurred a fire loss at the Fairgrounds Race Course in New Orleans where the Company operated 199 gaming machines prior to the fire, 193 of which were destroyed in the fire. The Company was fully insured for all equipment, leasehold improvements, other assets and business income with the exception of immaterial deductibles. From December 17, 1993 through June 30, 1996, the Company recorded approximately $815,500 of income from business interruption insurance proceeds of which $327,000 was recorded in the year ended June 30, 1996. The Company is discussing settlement of additional business interruption claims with the insurance carrier.

Sales and Marketing. VSI has developed an extensive marketing program under the names "The Players Room" and "Rockin' Horse Lounge" which are designed to attract primarily local residents to its facilities. Media placement has focused on newspaper and radio advertising with promotions including a player's club, direct mailings and offerings of a wide range of prizes.

If the result of the November vote is favorable, the Company intends to selectively expand its operations in the greater New Orleans area by increasing the number of video poker machines in certain of its existing locations as demand warrants, as well as investigating the addition of new locations under its current contract with the Fair Grounds in areas where competitive factors are favorable. Under the Louisiana Act, racetracks and OTBs are permitted to install an unlimited number of video poker machines while truckstops and taverns may install only limited numbers of such machines.

Competition. The Company is subject to extensive competition for contracts to operate video poker machines and the Company's racetrack and OTB parlors compete with various riverboats and truck stops and locations with liquor licenses throughout the New Orleans area. Each truck stop is permitted to operate up to 50 video poker machines and each tavern is permitted to operate up to three video poker machines. Louisiana has riverboat gaming statewide and several riverboats are operating in Orleans Parish. Riverboats are permitted to have live table games and an unlimited number of gaming machines, including slot machines. Louisiana has also authorized one land-based casino, permitted to include live table games and an unlimited number of gaming machines in New Orleans, which opened in May 1995; however, its operator filed for bankruptcy reorganization and ceased operations in November 1995. The operator has stated its intention to reopen the land-based casino following reorganization.


Casino Operations

Rainbow Casino. On July 16, 1994, the Rainbow Casino located in Vicksburg, Mississippi permanently opened for business. The project includes the Rainbow Casino, which is a 24,000-square foot casino owned and operated by the Company which during fiscal year 1996 operated approximately 588 gaming machines and 27 table games. The facility also includes an 89-room Days Inn hotel and a 10-acre indoor and outdoor entertainment complex called Funtricity Entertainment Park, which was developed by a subsidiary of Six Flags Corporation. Both the hotel and entertainment park, which were substantially completed in late May 1995, are operated by third parties. The property is the only destination of its kind in Mississippi containing a casino/hotel/family entertainment complex.

Through a wholly-owned subsidiary, the Company originally purchased a 45% limited partnership interest in Rainbow Casino Vicksburg Partnership, L.P. ("RCVP"), a Mississippi limited partnership which owns the casino, all assets (including the gaming equipment) associated with the casino and certain adjacent parcels of land. The 55% general partnership interest in RCVP was held by Rainbow Casino Corporation ("RCC"), an unaffiliated Mississippi corporation. Pursuant to a management agreement dated October 29, 1993, which terminates on December 31, 2010, the Company through a wholly-owned subsidiary also serves as manager of the casino. In connection with the completion of the casino and the acquisition of its original 45% limited partnership interest, the Company funded a $3,250,000 advance to RCC on the same terms as RCC's financing from Hospitality Franchise Systems ("HFS") (other than the fact that such advance is subordinate to payments due to HFS, and the HFS financing is secured). The HFS financing provided to RCC on August 3, 1993 consisted of a $7.5 million loan secured by a first priority lien on all of the assets of the project. The terms of the HFS financing provide that, in connection with the loan and certain marketing services provided by HFS to RCVP, RCVP will pay to HFS a perpetual royalty based upon the casino's annual gross gaming revenues of 12% on the first $40.0 million, 11% on the next $10.0 million, and 10% thereafter.

On March 29, 1995, the Company consummated certain transactions whereby the Company acquired from RCC the controlling general partnership interest in RCVP and increased its partnership interest. In exchange for the commitments by NGM, a subsidiary of National Gaming Corporation, and the Company to provide additional financing (up to a maximum of $2.0 million each) to be used, among other things for the completion of certain incomplete elements of the project which survived the opening of the casino (which RCC was to have been responsible for, but failed to complete) and for a $0.5 million payment to HFS as a waiver fee, and a commitment by the Company to fund any additional capital necessary for the completion, upgrading or working capital of the project, the following occurred: (i) a subsidiary of the Company became the general partner and RCC became the limited partner and
(ii) the respective partnership interests were adjusted. Pursuant to the transactions consummated on March 29, 1995, RCC is now entitled to receive 10% of the net available cash flows after debt service and other items, as defined (which amount increases to 20% of such amount if revenues exceed $35.0 million but only on such incremental amount), for a period of 15 years, such period being subject to one year extensions for each year in which a minimum payment of $50,000 is not made. Also, the Company's 5.2% royalty on gross revenues was terminated on the date it became the general partner. In addition, if during any continuous 12-month period until December 31, 1999 the casino achieved earnings from the project of at least $10.5 million before deducting depreciation, amortization, royalty and income taxes, then the Company would be obligated to make a one time payment to certain principals of the original partnership of an amount aggregating $1.0 million in cash or shares of the Company's common stock 180 days after the occurrence. The casino has achieved the required earnings as adjusted in the twelve-months ended March 31, 1996, and the Company intends to make the required payment in cash by September 27, 1996. As of June 30, 1996, amounts outstanding under the HFS facility and the related financings aggregated $7.9 million.

Plantation Station. In April 1990, the Company purchased, for an aggregate purchase price of $9.5 million, substantially all of the assets of the Plantation Station casino ("Plantation Station") located near the border of the cities of Reno and
Sparks in northern Nevada. Plantation Station is a 20,000 square-foot casino which during fiscal year 1996 operated approximately 447 gaming machines, keno and 10 table games, including blackjack, craps, roulette and poker. In addition, Plantation Station includes a 300-seat restaurant and offers a race and sports book which is leased to an independent race and sports book operator. Plantation Station is convenient to both Reno and Sparks and caters to the local market.

Sales   and   Marketing.   The  Company's  casinos   target   the
cost-conscious segment of the market. The Company promotes its casinos primarily through special promotional events and by providing quality food at reasonable prices.

Competition. Gaming of all types is available throughout Nevada and Mississippi in numerous locations, including many locations which may compete directly or indirectly with the Company's casino operations. Many of these competitors possess substantially greater financial and other resources than the Company. Many of such competitors include large casino-hotels which offer more variety and amenities and may be perceived to have more favorable locations than the Company. The operation of casinos is a highly competitive business. The principal competitive factors in the industry include the quality and location of the facility, the nature and quality of the amenities and customer services offered and the implementation and success of marketing programs. Plantation Station's primary casino operations focus on the local market rather than the tourist market. Accordingly, the Company believes that the principal competition for Plantation Station's operations comes from larger "locals" casinos. The Rainbow Casino appeals to both locals and visitors to historic Vicksburg, Mississippi. The Rainbow Casino is the fourth gaming facility to open in Vicksburg, Mississippi and as such, faces substantial direct competition for gaming customers in the region. In addition, a potential gaming site on the Big Black River has been proposed, which would be located approximately 15 miles closer to Jackson, Mississippi which is a primary market for Vicksburg.


Closed Casinos and Taverns

In July 1993, the Company began leasing and operating the casino at the 326 room Quality Inn located approximately one mile from the Las Vegas Strip. The casino at Quality Inn contains 156 gaming devices and 3 table games. The Company's lease to operate this facility expired in July 1995. The Company chose not to exercise its renewal rights under this lease. The Company operated under modified lease terms which expired in June 1996.

The Company had leased and operated the Mizpah Hotel and Casino ("Mizpah"), a small casino and hotel in Tonopah, Nevada. The Mizpah has 56 rooms, two restaurants and 70 gaming devices catering primarily to local residents and travelers between Reno and Las Vegas. On December 31, 1995, in accordance with the terms of the lease, the Company notified the landlord of the Mizpah of its intention to exercise the termination clause of the lease and gave the requisite 120 days notice at that time. Consequently, the lease expired in April 1996, but the Company agreed to continue operating the Mizpah until June 1996.

From 1990 to 1992, the Company had acquired six taverns in the Las Vegas area when the owners of the locations defaulted on their subleases with the Company. The Company operated three of the locations with a total of 80 gaming devices. In addition, each of the locations include full-service restaurants. The other locations were either not currently open for business or operated by unaffiliated third parties pending the sale of the properties. Due to continuing operating losses and the incompatibility of small independent tavern operations with the Company's overall growth strategy, in fiscal 1994 the Company elected to dispose of its taverns. Subsequently, the Company completed an agreement in September 1995 to sell all six tavern locations to an unaffiliated third party. Pending the obtainment of the appropriate approvals from Nevada gaming authorities, the Company agreed to continue to operate the opened taverns until the buyer could assume the operations. Final approval was granted to the buyer in January 1996, at which time the Company ceased operating the taverns.

Patents, Copyrights and Trade Secrets

Bally Gaming and Systems have copyrighted both the source code and the video presentation of its games and registered many of these copyrights with the U.S. Copyright Office under the Copyright Act of 1976. Game version upgrades and new games are currently in the process of United States patent and copyright registration. Such copyrights expire at various dates from September 2056 to October 2065. In addition, some of the games have Federal and/or state trademarks registered with the U.S. Patent and Trademark Office. Some of the games (either currently used or reserved for future development) also are covered by patents filed with the U.S. Patent and Trademark Office. Such patents expire at various dates from May 2008 to March 2012.

Bally Gaming and Systems are obligated under several patent agreements to pay royalties ranging from approximately $50 to $200 per game depending on the components in the gaming machines. Additionally, based on an amendment to the trademark licensing agreement between the Company and BEC dated May 10, 1996, the Company is obligated to pay a royalty on new machines sold of $35 per machine beginning on June 18, 1996 with a minimum annual royalty payment of $1,000,000 for the initial five-year term of the amended agreement, which is subject to annual renewals by the Company thereafter. Royalty expense for BGII for the years ended December 31, 1993, 1994 and 1995, and the six months ended June 30, 1996 was $1.1 million, $2.9 million, $3.0 million and $1.1 million, respectively.

In July 1992, BGII reached an agreement for an exclusive license until December 31, 2005, subject to extension, of a patent relating to the use of credit cards in gaming machines and acquired 1% of the stock of Scotch Twist, Inc., the private company which granted this license in exchange for the issuance of 100,001 shares of BGII's common stock and other considerations totaling $1.7 million. The licensing agreement requires BGII to commit $1.2 million in research and development costs related to the patent, plus any costs related to obtaining required regulatory approvals and licenses. As of June 30, 1996, approximately $1.0 million had been spent relating to this commitment.

In connection with a settlement agreement entered between BEC, Bally Gaming, Inc., BGI Enterprises, BGII and IGT on December 16, 1992, BGII sold its interest in the Casino Interlink Multiple Location Progressive System (the "Progressive System") to IGT. The Company reserved certain rights in the sale, including the rights to continue to sell the Progressive System (i) within Europe, (ii) for use in single locations, and (iii) worldwide in lottery applications. This agreement is binding on all successors and assigns of the Company.

The Company has registered the trademark "CEI" and its design and the logos of United Gaming, Inc. and United Coin Machine Co. with the U.S. Patent and Trademark Office.

Business Development Activity

The Company has been very active in its business development activity. While the Company will continue to be active in the future, it intends to reduce development expenses related to mergers, acquisitions and joint ventures. The reduction reflects the elimination of costs that were being incurred prior to the Company's accomplishment of its strategic plan to acquire a major electronic gaming machine manufacturing and systems company. To accomplish this reduction the Company intends to reduce fees paid to consultants and legal costs related to other transactions the Company had been pursuing.


Employees and Labor Relations

As of June 30, 1996, the Company employed approximately 1,100 persons in the State of Nevada, VSI employed 70 persons in the State of Louisiana, RCVP employed 390 persons in the State of Mississippi, the Company employed approximately 60 persons in various other states and Bally Wulff employed 440 persons in Germany. None of such employees is covered by a collective bargaining agreement. Bally Wulff's employees, however, are covered by German regulations which apply industry-wide and are developed, to some extent, through negotiations between representatives of the metal working industry employers and the trade union representing the employees. These regulations are in the nature of collective bargaining agreements and cover the general terms and conditions of such items as wages, vacations and work hours. The regulations codify what are considered the common standards of employment in the German metal working industry. The Company believes its relationships with its employees are satisfactory.

Gaming Regulations and Licensing

General. The manufacture and distribution of gaming machines and the operation of gaming facilities are subject to extensive Federal, state, local and foreign regulation. Although the laws and regulations of the various jurisdictions in which the Company operates and into which the Company may expand its gaming operations vary in their technical requirements and are subject to amendment from time to time, virtually all of these jurisdictions require licenses, permits, documentation of qualification, including evidence of financial stability, and other forms of approval for companies engaged in the manufacture and distribution of gaming machines and the operation of gaming facilities, as well as for the officers, directors, major stockholders and key personnel of such companies.

Any person which acquires a controlling interest in the Company would have to meet the requirements of all governmental bodies which regulate the Company's gaming business. A change in the make-up of the Company's Board of Directors and management would require the various Gaming Authorities to examine the qualifications of the new board and management. The past conduct of management, which may be re-examined in conjunction with hearings in Nevada, New Jersey and Louisiana, would normally not be a controlling factor in passing upon the suitability of a successor group when that prior management group would no longer be in control of the Company. Absent actual approval of the successor interests controlling the Company after a merger or other acquisition, there can be no assurances that governmental authorities would give required approvals to any particular persons or groups.

Nevada. The ownership and operation of casino gaming facilities in Nevada are subject to (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (the "Nevada Act") and
(ii) various local ordinances and regulations. The Company's gaming, manufacturing, distributing and slot route operations (herein referred to as "gaming machine management operations") are subject to the licensing and regulatory control of the Nevada State Gaming Control Board ("Nevada Board"), the Nevada Gaming Commission ("Nevada Commission"), the County Liquor and Gaming Licensing Board ("Clark County Board") and various other county and city regulatory agencies, all of which are collectively referred to as the "Nevada Gaming Authorities".

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things, (i) the prevention of unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time in any capacity;
(ii) the strict regulation of all persons, locations, practices, associations and activities related to the operation of licensed gaming establishments and the manufacture and distribution of gaming machines, cashless wagering systems and associated equipment; (iii) the establishment and maintenance of responsible accounting practices and procedures; (iv) the maintenance of effective control over the financial practices of licensees, including establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (v) the prevention of cheating and fraudulent practices; and (vi) providing a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the gaming related operations conducted by the Company.

The Company is registered with the Nevada Commission as a publicly traded corporation ("Registered Corporation"). The Company's direct and indirect subsidiaries which conduct gaming operations at various locations, conduct gaming machine management operations and manufacture and distribute gaming devices (collectively, "Nevada Subsidiaries") are required to be licensed by the Nevada Gaming Authorities. The licenses held by the Nevada Subsidiaries require the periodic payments of fees, or fees and taxes, and are not transferable. The Company has been found suitable to own the stock of the Nevada Subsidiaries, each of which is a corporate licensee (individually, "Corporate
Licensee" and collectively, "Corporate Licensees") under the terms of the Nevada Act. As a Registered Corporation, the Company is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of the profits from the Corporate Licensees without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and Corporate Licensees have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities, gaming machine management operations, and in the manufacture and distribution of gaming devices for use or play in Nevada or for distribution outside of Nevada.

All gaming machines and cashless wagering systems that are manufactured, sold or distributed for use or play in Nevada, or for distribution outside of Nevada, must be manufactured by licensed manufacturers and distributed or sold by licensed distributors. All gaming machines manufactured for use or play in Nevada must be approved by the Nevada Commission before distribution or exposure for play. The approval process for gaming machines and cashless wagering systems includes rigorous testing by the Nevada Board, a field trial and a determination as to whether the gaming machines or cashless wagering system meets strict technical standards that are set forth in the regulations of the Nevada Commission. Associated equipment must be administratively approved by the Chairman of the Nevada Board before it is distributed for use in Nevada.

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

If it were determined that the Nevada Act was violated by a Corporate Licensee, the licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, the Corporate Licensees and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further a supervisor could be appointed by the Nevada Commission to operate any nonrestricted gaming establishment operated by a Corporate Licensee and, under certain circumstances, earnings generated during the supervisor's appointment (except for reasonable rental of the casino) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the gaming licenses of the Corporate Licensees or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the gaming related operations of the Company.

The Gaming Authorities may, at their discretion, require the holder of any security of the Company, such as the Senior Secured Notes or the Preferred Stock, to file applications, be investigated, and be found suitable to own such security of the Company if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

The  Nevada Act requires any person who acquires more than 5%  of any class of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of any class of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing. In the event that there is a default in the payment of dividends for six consecutive dividend payment dates for both the Company's 15% Non-Voting Senior Pay-in-Kind Special Stock, Series
B and the 11 1/2% Non-Voting Junior Convertible Pay-in-Kind Special Stock, Series E, each will qualify as a voting security under the terms of the Nevada Act and will be considered as a separate class of voting securities for purposes of determining
beneficial    ownership.   Under   certain   circumstances,    an
"institutional investor" as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of a class of a Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of
the   members  of  the  board  of  directors  of  the  Registered
Corporation, any change in the Registered Corporation's corporate charter, bylaws, management, policies or operations of the
Registered Corporation, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be
inconsistent  with  holding  voting  securities  for   investment
purposes  only  include: (i) voting on all matters  voted  on  by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for
informational  purposes  and  not  to  cause  a  change  in   its
management,  policies  or  operations;  and  (iii)   such   other
activities  as  the  Nevada  Commission  may  determine   to   be
consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

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

The Nevada Commission may, in its discretion, require the holder of any debt securities of a Registered Corporation, such as the Company's Senior Secured Notes, to file applications, be investigated and be found suitable to own the debt security if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if, without the prior approval of the Nevada Commission, it (i) pays the unsuitable person any dividend, interest or any distribution whatsoever,
(ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

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

Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as a part of the approval process relating to the transaction.

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

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada, and to the counties and cities in which the Licensees' respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either
(i) a percentage of the gross revenues received, (ii) the number of gaming devices operated, or (iii) the number of games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments. The Corporate Licensees that hold a license as an operator of a gaming device route or a manufacturer's or distributor's license also pay certain fees to the State of Nevada.

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

The sale of alcoholic beverages at establishments operated by a Corporate Licensee is subject to licensing, control and regulation by applicable regulatory agencies. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse affect upon the operations of the Corporate Licensees.

Louisiana. The manufacture, distribution, servicing and operation of  video draw poker devices ("Devices") in Louisiana is  subject to  the  Louisiana Video Draw Poker Devices Control Law  and  the
Rules  and  Regulations  promulgated thereunder  (the  "Louisiana
Act").   Until  recently  licensing and  regulatory  control  was
provided  by  the Video Gaming Division of the Gaming Enforcement
Section  of  the Office of State Police within the Department  of
Public  Safety  and Corrections (the "Division").  The  Louisiana
legislature recently passed a bill which creates a single  gaming
control  board  for the regulation of gaming in Louisiana.   This
Board   is  called  the  Louisiana  Gaming  Control  Board   (the
"Louisiana Board") which will issue all licensing after May 1, 1996 for all forms of legalized gambling in Louisiana (including gaming on Indian lands). The Division will continue to perform investigatory functions for the Louisiana Board. The laws and regulations of Louisiana are based upon a primary consideration of maintaining the health, welfare and safety of the general public and upon a policy which is concerned with protecting the video gaming industry from elements of organized crime, illegal gambling activities and other harmful elements as well as protecting the public from illegal and unscrupulous gaming to ensure the fair play of devices. The Louisiana legislature recently passed a bill which would allow each parish to decide whether to disallow video poker devices, riverboat casinos and, in Orleans Parish, land-based casinos. If any parish in which the Company operates elects to disallow video poker devices, the Company would have to cease its video poker operations there by June 30, 1999. The Company cannot predict which parishes will so elect; however, if all of the parishes in which the Company operates so elect, the cessation of the Company's video poker operations would have an adverse effect on the operations of the Company.

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

The Louisiana Board may deny, impose a condition on or suspend or revoke a license, renewal or application for a license for violations of any rules and regulations of the Louisiana Board or any violations of the Louisiana Act. In addition, fines for violations of gaming laws or regulations may be levied against the Louisiana Licensees and the persons involved for each violation of the gaming laws. The issuance, condition, denial, suspension or revocation is deemed a pure and absolute privilege and is at the discretion of the Louisiana Board in accordance with the provisions of the Louisiana Act. A license is not property or a protected interest under the constitution of either the United States or the State of Louisiana.

The Division has the authority to conduct overt and covert investigations of any person involved directly or indirectly in the video gaming industry in Louisiana. This investigation may extend to information regarding a person's immediate family and relatives and their affiliations with certain organizations or other business entities. The investigation may also extend to any person who has or controls more than a 5% ownership, income or profits interest in an applicant for or holder of a license or who is a key employee, or who has the ability to exercise significant influence over the licensee. All persons or entities investigated must meet all suitability requirements and qualifications for a licensee. The Louisiana Board may deny an application for licensing for any cause which it may deem reasonable. The applicant for licensing must pay a filing fee which also covers the cost of the investigation.

In order for a corporation to be licensed as an operator or distributor of video poker gaming devices by the Louisiana Board, a majority of the stock of the corporation must be owned by persons who have been domiciled in Louisiana for a period of at least two years prior to the date of the application.

In addition to licensure as a manufacturer of devices under the Louisiana Act, Bally Gaming and Systems have been licensed as a manufacturer under the Louisiana Riverboat Economic Development and Gaming Control Act (the "Louisiana Riverboat Act"). Bally Gaming and Systems' application for a permanent manufacturer's license as it relates to the land-based casino in New Orleans was pending before the Louisiana Economic Development and Gaming Corporation ("LEDGC") at the time the operator of the land-based casino filed for bankruptcy reorganization and ceased operations, resulting in the termination of funding for an effective closure of the LEDGC regulatory operations. The authority and duties of LEDGC regarding licensing and regulation of the land-based casino will now fall within the jurisdiction of the Louisiana Board. The Louisiana Board has recently promulgated regulations governing its operation and the Company has been in close contact with representatives of the Louisiana Board to coordinate the submission of all materials required for the Louisiana Board to issue the Company such licenses, permits or approvals as may be required.

Mississippi.   The  manufacture,  distribution,   ownership   and
operation of gaming machines in Mississippi is subject to extensive state and local laws and regulations, including the Mississippi Gaming Control Act (the "Mississippi Act") and the regulations (the "Mississippi Regulations") promulgated thereunder. The Mississippi Gaming Commission (the "Mississippi Commission") oversees licensing and regulatory compliance. Gaming in Mississippi can be legally conducted only on vessels of a certain minimum size in navigable waters of the Mississippi River or in waters of the State of Mississippi which lie adjacent and to the south (principally in the Gulf of Mexico) of the counties of Hancock, Harrison and Jackson, and only in counties in Mississippi in which the registered voters have not voted to prohibit such activities. The voters in Jackson County, the southeastern-most county of Mississippi, have voted to prohibit gaming in that county. However, gaming could be authorized in Jackson County should the voters fail to disapprove of gaming in that county in any referendum, which could be held annually. The underlying policy of the Mississippi Act is to ensure that gaming operations in Mississippi are conducted (i) honestly and competitively, (ii) free of criminal and corruptive influences and (iii) in a manner which protects the rights of the creditors of gaming operations.

The Mississippi Act requires that a person (including any corporation or other entity) must be licensed to conduct gaming activities in Mississippi. A license to own and operate gaming machines will be issued only for a specified location which has been approved as a gaming site by the Mississippi Commission. The Company, through its interest in RCVP, must apply for renewal of such licenses every two years, which renewal cannot be assured. Gaming holds a license to manufacture and distribute gaming machines. The current license at the Rainbow Casino will expire on June 30, 1998 unless renewed in advance of that date. Alliance knows of no reason why such license will not be renewed. The Mississippi Act also requires that each officer or director of a gaming licensee, or other person who exercises a significant influence over the licensee, either directly or indirectly, must be found suitable by the Mississippi Commission. In addition, any employee of the licensee who is directly involved in gaming must obtain a work permit from the Mississippi Commission. The Mississippi Commission will not issue a license or make a finding of suitability unless it is satisfied, only after an extensive investigation paid for by the applicant, that the persons associated with the gaming licensee or applicant for a license are of good character, honesty and integrity, with no relevant or material criminal record. In addition, the Mississippi Commission will not issue a license unless it is satisfied that the licensee is adequately financed or has a reasonable plan to finance its proposed operations from acceptable sources, and that persons associated with the applicant have sufficient business probity, competence and experience to engage in the proposed gaming enterprise. The Mississippi Commission may refuse to issue a work permit to a gaming employee (i) if the employee has committed larceny, embezzlement or any crime of moral turpitude, or knowingly violated the Mississippi Act or Mississippi Regulations, or (ii) for any other reasonable cause. If an employee is denied a license, the Company must terminate his or her employment.

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

Each gaming licensee must pay a license fee to the State of Mississippi based upon "gaming receipts" (generally defined as gross receipts less payouts to customers as winnings). The license fee equals four percent of gaming receipts of $50,000 or less per month, six percent of gaming receipts over $50,000 and up to $134,000 per month and eight percent of gaming receipts over $134,000 per month. The foregoing license fees are allowed as a credit against any Mississippi State income tax liability for the year paid. An additional license fee, equal to $100 for each table game conducted or planned to be conducted on the gaming premises, is payable to the State annually in advance. Municipal and county fees may also be assessed and vary from jurisdiction to jurisdiction. All taxes and fees must be paid timely in order to retain a gaming license. The Mississippi Act also imposes certain audit and record keeping laws and regulations, primarily to ensure compliance with the Mississippi Act, including compliance with the provisions relating to the payment of license fees.

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

New Jersey. The Company's subsidiary that conducts Bally Gaming and Systems' business has previously been licensed by the New Jersey Commission as a gaming-related casino service industry ("CSI") in accordance with the New Jersey Casino Control Act (the "Casino Control Act"). Due to the change of control of BGII as a result of the Merger, BGII's license as a CSI was terminated. The Company has applied for a new CSI license following the Merger and the Company's operations in New Jersey continue uninterrupted pursuant to transactional waivers which have been granted, and which the Company believes should continue to be granted by the New Jersey Commission on a sale-by-sale basis pending final action on the Company's CSI license application.

In considering the qualifications of an applicant for a CSI license, the New Jersey Commission may require that the officers, directors, key personnel, financial sources and stockholders (in particular those with holdings in excess of 5%) of the applicant and its holding and intermediary companies demonstrate their qualifications. In this regard, such persons and entities may be investigated and may be required to make certain regulatory filings and to disclose and/or to provide consents to disclose personal and financial data. The costs associated with such investigation are typically borne by the applicant.

Additional  Domestic Jurisdictions. The Company, in the  ordinary
course    of   its   business,   routinely   considers   business
opportunities to expand its gaming operations into additional jurisdictions.

Although the laws and regulations of the various jurisdictions in which the Company operates or into which the Company may expand its gaming operations vary in their technical requirements and are subject to amendment from time to time, virtually all of those jurisdictions require licenses, permits, documentation of qualification, including evidence of financial stability, and other forms of approval for companies engaged in the manufacture and distribution of gaming machines as well as for the officers, directors, major stockholders and key personnel of such companies.

The Company and their key personnel have obtained, or applied for, all government licenses, registrations, findings of suitability, permits and approvals necessary for the manufacture and distribution, and operation where permitted, of their gaming machines in the jurisdictions in which the Company currently does business. The Company and the holders of its securities may be subject to the provisions of the gaming laws of each jurisdiction where the Company or its subsidiaries are licensed and/or conduct business, including, without limitation, the States of Arizona, Colorado, Connecticut, Illinois, Indiana, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Missouri, Montana, Nevada, New Jersey, New Mexico, South Dakota, Wisconsin, and the local regulatory authority within each such state as well as
Australian, Canadian and other foreign gaming jurisdictions in which BGII and its subsidiaries are licensed or conduct business. As a result of the consummation of the Merger, the Company and its officers and directors will be required to apply for any government licenses, permits and approvals necessary or required by each of these jurisdictions.

Holders of common stock of an entity licensed to manufacture and sell gaming machines, and in particular those with holdings in excess of 5%, should note that local laws and regulations may affect their rights regarding the purchase of such common stock and may require such persons or entities to make certain regulatory filings, or seek licensure, findings of qualification or other approvals. In some cases this process may require the holder or prospective holder to disclose and/or provide consents to disclose personal and financial data in connection with necessary investigations, the costs of which are typically borne by the applicant. The investigatory and approval process can take three to six months to complete under normal circumstances.

On July 24, 1996 Bally Gaming entered into a Consent Agreement and Order (the "Agreement") with the Arizona Department of Gaming (the "ADG") to resolve a technical violation of the Tribal Compact between Arizona and the Kaibab Band of Paiute Indians. Under the terms of the Agreement, Bally Gaming will be restricted from selling any new gaming devices to Arizona Indian gaming operations for a period of one year, until July 24, 1997. Bally Gaming may continue to provide service to its Arizona customers, sell upgrades to its products and conduct other routine transactions under the terms of the Agreement. Bally Gaming expects no material economic effect arising out of its inability to sell new gaming machines in Arizona over the next twelve months.

Federal Registration. The operating subsidiaries of the Company that are involved in gaming activities are required to file annually with the Attorney General of the United States in connection with the sale, distribution or operation of gaming machines. All currently required filings have been made.

Germany. German legislative authorities regulate and monitor the wall machine industry so as to ensure certain manufacturing standards and the fairness of each machine to users. The most significant legislation presently affecting the wall machine industry relates to prescribed licensing procedures, the use, installation and operation of machines and the taxation of same.

Wall machine manufacturers are dependent upon the successful introduction of new products each year and currently are required to receive prior government approval for each new product introduction. Manufacturers are required to apply for licenses through an agency of the German federal Ministry of Economics. Such agency maintains a policy of accepting only two licensing applications from an individual applicant at any given time. Bally Wulff, through affiliates and subsidiaries, is in a position to file up to six concurrent applications. After receiving a prototype of a machine for which the applicant seeks government licensing approval, the federal agency deliberates for periods that range from approximately 6 to 24 months. If that product is approved, the wall machine manufacturer is permitted to reproduce the sample machine initially submitted for government approval. Every wall machine carries with it a small license card that permits the machine to be operated for up to four years from the initial date of sale, after which it may not be used in Germany. In Germany, wall machines sold via the secondary market may be operated by a new owner but only for the residual time remaining on each machine's four-year life. In addition to licensing requirements for manufacturers, any person or entity which intends to operate a licensed wall machine must apply to local regulatory authorities for a license, which will not be granted by the authorities if facts justify the assumption that the applicant does not possess the requisite reliability. In this proceeding, the applicant must furnish a police certificate of conduct.

German legislation prohibits the public play of wall machines by individuals under age 18. Voluntary agreements among manufacturers and certain amusement game trade associations, among other things, restrict wall machine advertising and the ability of a player to play more than two machines at once, require all machines to carry visible warning notices and provide that every wall machine is automatically switched off for three minutes after one hour of continuous play.

In April 1993, the German government increased the maximum coin drop per game effective May 7, 1993 from 30 pfennigs (approximately $0.20) to 40 pfennigs (approximately $0.26) although 30-pfennig machines are still permitted to be manufactured and sold.

The Spielverordnung (gaming ordinance) specifically governs wall machines. These regulations limit game payouts to DM 4.00 (approximately $2.60 per game), require a minimum payout percentage, detail where the machines may be installed, how many may be installed and by whom, which games are prohibited, the technical requirements of the machines and technical review and approval. Operators must comply with regulations which stipulate how many machines may operate within defined square foot areas (15 square meters per machine, with a maximum of ten machines per location). The Spielverordnung was modified in 1985 to achieve a significant reduction of gaming machines. Gaming halls which through December 19, 1985 had more gaming machines than permitted under the revised regulations, had a transition period through December 31, 1995 to comply with the revised regulations. Such facilities were allowed to keep the number of wall machines used in operations in 1985 until December 31, 1990. During the period January 1, 1991 to December 31, 1995 they were entitled to two-thirds of such total number, but they had to be in compliance with the new limits by January 1, 1996. In taverns, restaurants, hotels and certain other establishments, no more than two gaming machines are permitted.

The Baunutzungsverordnung (Ordinance Regarding the Use of Real Estate) governs the zoning classification of land and the type and density of development within the various zoning classifications. Effective January 27, 1990, the
Baunutzungsverordnung was amended essentially to restrict the development of larger gaming halls to core commercial areas, limit the permissibility of smaller gaming halls in various types of mixed use zones and to ban gaming halls in most types of residential and all types of industrial use areas. Prior to such amendment, gaming halls, regardless of size, were generally allowed in core, business, mixed and industrial zones. In addition, on a case by case basis, each local zoning agency is authorized to exclude certain types of otherwise permissible uses, including gaming halls.

Subject to certain exceptions, V.A.T. of 15% is generally assessed on the sale or supply of any goods and services in
Germany. Since the total amount paid for particular goods or services is considered to be the gross price in calculating such tax, the actual rate is 13.04%. With respect to operators of gaming machines, prior to January 1, 1994, V.A.T. was to have been assessed at a rate of 0.1304 times a multiplier of, with respect to the period from January 1, 1991 through December 31, 1992, 2.0 times the amount remaining in the cash box after payoffs to players and, with respect to the period from January 1, 1993 through December 31, 1993, 2.5 times the amount remaining in the cash box after payouts to players. Commencing January 1, 1994 the tax rate was changed to 0.1304 times the cash handled by a machine. During mid-1994, the German government effected a tax law revision based on a European Court ruling whereby V.A.T. charged to the operators of wall machines was significantly reduced. In accordance with the ruling, for all cases arising on or after, or that were pending on, July 5, 1994, the basis for taxation has been the cash remaining in the machines. The rule requiring a minimum payout percentage is applied to the amount remaining in the cash box net of such V.A.T. Depending on the municipality in which a machine is located, operators may also have to pay a monthly leisure tax on each machine of up to DM 600 (approximately $390).

The business conducted by Bally Wulff had benefited from the Berlin Promotion Act, a special tax statute which was intended to support the economy of West Berlin in various ways. With the reunification of Germany, the need for benefits provided by the law is perceived to have decreased. Consequently, the German government has enacted amendments to the Berlin Promotion Act which are designed to phase out, over a number of years, most of the tax benefits and incentives provided by the law. These tax benefits and incentives have been changed in five ways: (i) the V.A.T. rebates of up to 10% to enterprises located in West Berlin for sales to German customers outside West Berlin were eliminated by January 1, 1994, which began with an initial 30% decrease on January 1, 1992, and continued with further decreases of 20% on July 1, 1992, 25% on January 1, 1993 and 25% on January 1, 1994;
(ii) the V.A.T. rebates of 4.2% for German (other than West Berlin) enterprises which purchase goods from West Berlin taxpayers' enterprises were abolished effective July 1, 1991;
(iii) special accelerated depreciation allowances which permitted West Berlin taxpayers to pay to write off 75% of the cost of qualifying fixed assets at any time during the first three years after acquisition have been modified to limit the write off to 50%; (iv) certain special investment subsidies have been restricted and were completely eliminated by the end of 1994; and
(v) tax credits on German federal income taxes were reduced from 22.5% in 1990 to 20% in 1991, 13.5% in 1992, 9.0% in 1993 and
4.5% in 1994, and were phased out completely by December 31, 1994.

During fiscal 1996, Bally Wulff increased the amount of tax reserves by $1.0 million (to a total reserve of $1.4 million) as a result of developments in an ongoing quadrennial audit of Wulff's tax returns for the years 1988 through 1991. While no written claim or assessment has been issued, the German tax authorities have orally proposed preliminary adjustments which range from $1.4 million (which has been accrued) to $5.0 million.


ITEM 2.   PROPERTIES

The   following  table  sets  forth  information  regarding   the
Company's  leased  properties  (exclusive  of  space  leases   in
connection with its gaming device routes) as of June 30, 1996, all of which are fully utilized unless otherwise noted:

                                                                         Annual
                                                          Building       Rental
Location            Use                                  Square Feet    Payments
                                                                 (In 000s)

Las Vegas, Nv.      Executive offices, route
                      operations and manufacturing          72,000       $  486
Washington, D.C.    Administrative offices                     400           31
New York, N.Y.      Executive offices                        4,400          158
Sparks, Nv.         Administrative offices and
                      warehousing                           38,000          311
Sparks, Nv.         Sales offices and warehousing           11,000          114
Absecon, N.J.       Sales offices and warehousing           15,800           54
Biloxi, Ms.         Sales offices                            5,000           24
Golden, Co.         Sales offices                            1,500           16
Rosemont, Il.       Sales offices                            4,900           22
Dania, Fl.          Sales offices                            3,400           34
Elko, Nv.           Sales office and route operations        4,200           22
Laughlin, Nv.       Sales offices                              600            9
Sidney, Australia   Sales offices                              700           36
Johannesburg,
  So. Africa        Sales offices                            2,000           20
Las Vegas, Nv.      Warehousing                             57,000          242
Berlin, Germany     Administrative offices and
                      manufacturing                         98,000          565
Hannover, Germany   Administrative offices and
                      warehousing                           32,000          251
Las Vegas, Nv.      Subleased office space                   9,500           58
Reno/Sparks, Nv.    Route operations                         2,100           71
Carson City, Nv.    Route operations                         2,500            8
Fallon, Nv.         Route operations                           900            5
Las Vegas, Nv.      Route location                           8,000          419
Las Vegas, Nv.      Tavern                                   4,900          100
Las Vegas, Nv. (1)  Ground Lease                               ---          320
Sparks, Nv. (2)     Ground Lease                               ---            4
New Orleans, La.    Administrative offices &
                      route operations                       6,000           53
Covington, La.      OTB Operation                            2,500           36
Metairie, La.       OTB Operation                           11,000           51
New Orleans, La.    OTB Operation                            5,100           25

(1)   Lease  consists of ground lease for parking at  the  Trolley
      Stop.
(2) Lease consists of long-term land lease for parking at the Plantation.





The following table sets forth information regarding properties owned by the Company as of June 30, 1996, all of which are fully utilized unless otherwise noted:

                                                          Building
Location              Use                              Square Feet (1)
                                                         (In 000s)
Las Vegas, Nv.        Administrative offices and
                         manufacturing                    150,000
Reno/Sparks, Nv.      Casino                               35,000
Vicksburg, Ms.        Casino                               24,000
Vicksburg, Ms.        Administrative offices                3,200
Vicksburg, Ms.        Vacant- Land                            ---
Las Vegas, Nv.        Tavern/Land                           5,000
North Las Vegas, Nv.  Parking                                 ---
Atlantic City, N.J.   Subleased office space                7,000

In addition, the Company leases approximately 20 properties which have been subleased in connection with its gaming device routes. The properties range in size from approximately 1,750 square feet to 7,700 square feet. The remaining terms of the leases range from one to 14 years with monthly payments ranging from approximately $1,700 to $10,200. See Note 11 of Notes to Consolidated Financial Statements for information as to the Company's lease commitments with respect to the foregoing rental properties. The Company believes its facilities are suitable for its needs and the Company has no future expansion plans that would make these properties inadequate.

In addition to the principal facilities, the Company has 21 leased locations and 2 owned locations in Germany which are primarily used for sales and service offices as well as for warehousing purposes. The properties range in size from approximately 1,000 square feet to 10,000 square feet. The leased locations have terms of occupancy varying from month-to-month tenancies to 6 years with monthly payments ranging from approximately $750 to $9,600. Management believes that its existing facilities are adequate for its operations.

ITEM 3.   LEGAL PROCEEDINGS

Litigation Relating to the Merger.

On or about June 19, 1995, three purported class actions were filed in the Chancery Court of Delaware by BGII stockholders against BGII and its directors (the "Fiorella, Cignetti and Neuman Actions") in connection with the then-proposed merger of BGII with WMS ("WMS Merger"). Also on or about June 19, 1995, a purported class action was filed in the Delaware Court of Chancery by a BGII stockholder against BGII and its directors and the Company (the "Strougo Action") in connection with the tender offer and consent solicitation made by the Company (subsequently superseded by the execution of the Merger Agreement). On or about July 6, 1995, the plaintiffs in the Fiorella, Cignetti, Neuman and Strougo Actions (collectively, the "Stockholder Plaintiffs") filed with the Court a motion to consolidate the four actions. On or about July 27, 1995, certain of the Stockholder Plaintiffs filed an amended complaint that adopted certain allegations concerning self-dealing by BGII directors in connection with the merger agreement entered into with WMS (the "WMS Agreement"); added a claim relating to BGII's alleged failure to hold an annual meeting as required; and added WMS as defendant. The amended complaint also alleged that BGII intended, in violation of Delaware law, to sell Bally Wulff without first seeking stockholder approval of the sale. The action sought an order enjoining defendants from proceeding with, consummating or closing the WMS Merger, or rescinding it if it closed; preventing the sale of Bally Wulff without prior stockholder approval; declaring invalid BGII's agreement to pay WMS a fee if the WMS Agreement is terminated by BGII in certain circumstances; compelling an auction of BGII and the provision of due diligence to the Company; scheduling an immediate meeting of BGII stockholders; and awarding compensatory damages. Management believes these claims to be without merit and intends to vigorously defend these actions.

On October 23, 1995, WMS instituted a suit in New York State Court against BGII for BGII's failure to pay $4.8 million upon termination of the WMS Agreement. Management intends to vigorously defend this action. On November 22, 1995, BGII answered the complaint and brought counterclaims against WMS alleging that WMS repudiated and breached the WMS Agreement by, among other things, failing to act in good faith toward the consummation of the WMS Merger, advising BGII that it would not perform as agreed but would impose new conditions on the WMS
Merger, acting in excess of its authority and undermining the ability of BGII to perform the WMS Agreement. On February 8, 1996 WMS moved for summary judgment. On April 2, 1996, BGII opposed WMS's motion and cross-moved for summary judgment.

On September 14, 1995, a stockholders' class and derivative action was commenced by Richard Iannone, a stockholder of the Company, against the Company, the members of its current Board of Directors and certain of its former directors in Federal District Court in Nevada asserting, among other matters, that the Company has wasted corporate assets in its efforts to acquire BGII by, among other things, agreeing to onerous and burdensome financing arrangements that threaten the Company's ability to continue as a going concern and that the Company had made false and misleading statements and omissions in connection with that effort by failing to disclose the need to refinance an additional $53.0 million of existing BGII indebtedness, by failing to disclose how the Company would recapitalize the combined indebtedness of both companies and by failing to disclose the allegedly leading role played by Richard Rainwater in the Company's efforts to acquire control of BGII which, given assurances made by the Company to gaming regulators in Nevada that the unlicensed Mr. Rainwater would not play an active role in the management of the Company, could expose the Company to suspension or revocation of its Nevada gaming license. In addition, the stockholder action against the Company alleges that (i) the Company substantially inflated its results of operations by selling gaming machines at inflated prices in exchange for promissory notes (without any down payment) which the Company knew could not be paid in full but which the Company nevertheless recorded at full value,
(ii) the Company doctored reports sent to its route customers and
(iii) the directors of the Company had caused the Company to engage in self-dealing transactions with certain directors which resulted in the exchange of the Company assets for assets and services of vastly lesser value. On September 21, 1995, a United States magistrate denied the plaintiffs' request for expedited discovery, stating that Mr. Iannone was not an adequate representative and was not likely to succeed on the merits. On October 4, 1995, the defendants filed a motion to dismiss the action. On December 18, 1995, the plaintiff filed an amended shareholder derivative complaint. The plaintiff is no longer asserting any class claims. On March 5, 1996 the defendants filed a motion to dismiss the amended complaint. On May 16, 1996, the magistrate judge, on motion of defendants, stayed discovery in this case pending a ruling by the court on the defendants' motion to dismiss the amended complaint.

Other Litigation

In 1994, after an intensive Federal investigation of Bally Gaming's former Louisiana distributor, eighteen individuals were indicted on charges of racketeering and fraud against Bally Gaming and the Louisiana regulatory system. Among those indicted were the former distributor's stockholders, directors, employees and others alleged to be associated with organized crime. Fifteen entered pleas of guilty before trial and the remaining three were convicted in October 1995. In addition, Alan Maiss, a former director and president of BGII, pled guilty to misprision of a felony in connection with such investigation. BGII, its subsidiaries and its current employees were not subject to such investigation.

Prior to the conclusion of the Federal criminal case, BGII's activities with regard to its former VLT distributor in Louisiana were the subject of inquiries by gaming regulators and a report by the New Jersey Division of Gaming Enforcement dated August 24, 1995. The New Jersey Commission and Division of Gaming have indicated that in light of the merger and consequent personnel changes that have occurred at BGII, there will be no need for a hearing and the inquiry can be resolved by stipulation. There has been no indication from the New Jersey Commission and Division of Gaming that the inquiry will have any effect on BGII's pending license application. The Gaming Authorities in Ontario, Canada, who have investigated the matter, issued a gaming registration to Bally Gaming on February 8, 1996.

On September 25, 1995, BGII was named as a defendant in a class action lawsuit filed in Federal District Court in Nevada, by Larry Schreirer on behalf of himself and all others similarly situated (the "plaintiffs"). The plaintiffs filed suit against BGII and approximately 45 other defendants (each a "defendant," and collectively the "defendants"). Each defendant is involved in the gaming business as either a gaming machine manufacturer, distributor, or casino operator. The class action lawsuit arises out of alleged fraudulent marketing and operation of casino video poker machines and electronic slot machines. The plaintiffs allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce people into playing their gaming machines based on a false belief concerning how those machines actually operate as well as the extent to which there is actually an opportunity to win on any given play. The plaintiffs allege that the defendants' actions constitute violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) and give rise to claims of common law fraud and unjust enrichment. The plaintiffs are seeking monetary damages in excess of one billion dollars, and are asking that any damage awards be trebled under applicable Federal law. Management believes the plaintiffs' lawsuit to be without merit. The Company intends to vigorously pursue all legal defenses available to it.

The Company is also a party to various lawsuits relating to routine matters incidental to its business. Management does not believe that the outcome of such litigation, including the matters above, in the aggregate, will have a material adverse effect on the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended June 30, 1996, the  Company's stockholders, through the solicitation of  proxies or  otherwise, acted by written  consent  to  approve  the
issuance  of  up to $85 million of the Company's 7.5% Convertible
Senior  Subordinated  Debentures due 2003 (the  "New  Convertible
Debentures")  in  exchange for its existing $85 million  of  7.5%
Convertible  Subordinated Debentures due 2003,  as  well  as  the issuance on conversion of the New Convertible Debentures of up to
850,000   shares   of  the  Company's  11.5%  Non-Voting   Junior
Convertible Pay-in-Kind Special Stock, Series E, par  value  $.10 per share (the "Series E Special Stock") and the issuance on conversion of the New Convertible Debentures and the Series E
Special Stock of up to 17,857,143 shares of the Company's  Common
Stock,  without  taking into account shares of Series  E  Special
Stock that may in the future be issued as pay-in-kind dividends and shares of Common Stock that may be issued on conversion of shares of Series E Special Stock so issued or as a result of antidilution adjustments. This item was approved by consent of a majority of the common stockholders on May 31, 1996.

                            PART II

ITEM  5.      MARKET  FOR REGISTRANT'S COMMON  EQUITY  AND RELATED
              SHAREHOLDER MATTERS

The Common Stock is traded on the Nasdaq National Market under the symbol "ALLY". The following table sets forth the high and low closing bid price of the Common Stock as reported by Nasdaq for the periods indicated.

                                     Price Range of
                                      Common Stock
                                       High    Low

     Fiscal Year Ended June 30, 1995
          1st Quarter                $ 8.50  $5.13
          2nd Quarter                  7.88   5.13
          3rd Quarter                  8.00   5.38
          4th Quarter                  6.50   4.25

     Fiscal Year Ended June 30, 1996
          1st Quarter                $ 6.25  $4.56
          2nd Quarter                  5.63   2.75
          3rd Quarter                  5.38   3.00
          4th Quarter                  5.00   2.88

As  of  September  15,  1996 the Company had approximately  1,750 holders of record of its Common Stock.

There is currently no established public trading market for the Company's Series E Special Stock.

The Company has never declared or paid cash dividends on its Common Stock. The indenture for the Company's Senior Secured Notes (the "Indenture") restrict the Company's ability to pay dividends. The Company intends to follow a policy of retaining earnings, if any, to finance growth of its business and does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be at the sole discretion of the Board of Directors and will depend on the Company's profitably, ability to pay dividends under the terms of the Indenture and the Company's financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.


ITEM 6.   SELECTED FINANCIAL DATA

The following selected consolidated financial data have been derived from the audited financial statements of the Company for the years ended June 30, 1992, 1993, 1994, 1995 and 1996. The table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto.

                                                          Fiscal Years EndedJune 30,
                                         1992       1993         1994        1995       1996 (1)
                                                 (In 000's, Except Per Share Amounts)
Statements of Operations Data
Revenues:
   Gaming machine operations          $ 77,940    $ 96,282    $102,830    $106,827    $109,938
   Casino operations                    14,936      16,710      20,159      25,134      48,509
   Equipment and systems sales (2)         379          99          65          27      13,778
   Other revenues                          ---         ---         ---         ---         153
                                        93,255     113,091     123,054     131,988     172,378
Costs and expenses:
   Cost of gaming machine operations    58,585      72,614      76,332      79,875      84,212
   Cost of casino operations            10,826      11,543      14,955      14,231      22,046
   Cost of equipment and systems sales     284          49          20          12       9,235
   Selling, general and administrative  14,240      19,758      22,629      28,249      30,620
   Provision for doubtful receivables      539         461         705         400       1,020
   Depreciation and amortization         7,355       8,718       9,530       9,520      10,988
   Direct merger costs (3)                 ---         ---         ---       1,669      55,843
   Unusual  items                        2,307         ---       6,351       2,293       5,498
                                        94,136     113,143     130,522     136,249     219,462
Operating  loss                           (881)        (52)     (7,468)     (4,261)    (47,084)

Other income (expense)
   Interest income                       1,324         998       2,084       2,798       1,571
   Interest expense                     (4,505)     (5,046)     (6,830)     (8,133)     (8,897)
   Royalty fees (4)                        ---         ---         ---        (810)     (4,070)
   Minority interest in income             ---         ---        (506)       (397)       (963)
   Other, net                             (618)        450        (167)        317         301

Loss before income taxes                (4,680)     (3,650)    (12,887)    (10,486)    (59,142)
Income   tax  provision                    ---         ---        (241)       (265)       (755)
Net   loss                              (4,680)     (3,650)    (13,128)    (10,751)    (59,897)

Preferred stock dividends                  ---         ---         ---         ---        (362)
Net  loss  applicable  to
    common stockholders               $ (4,680)   $ (3,650)   $(13,128)   $(10,751)   $(60,259)

Net  loss  per  common share           $ (0.51)    $ (0.38)    $ (1.28)    $ (0.95)    $ (4.64)

Other Data
Operating income (loss) before
 unusual items and direct merger
 costs                                $  1,426     $   (52)    $ (1,117)   $  (299)    $14,257

ITEM 6.   SELECTED FINANCIAL DATA (continued)

                                                      As ofJune 30
                                    1992      1993      1994       1995        1996
                                                     (In 000's)
Balance Sheet Data
Cash and cash equivalents and
  securities available for sale   $10,239    $9,580    $49,574    $37,414    $48,057
Working capital                    11,557     7,991     50,926     31,476     111,009
Total assets                       75,594    73,768    119,416    126,348     375,504
Total long term debt,
  including current maturities     43,282    44,798     90,726    101,397     191,344
Series B Special Stock (5)            ---       ---        ---        ---      51,552
Total stockholders' equity         23,660    22,665     15,099      9,985      69,846

(1) The Company acquired BGII on June 18, 1996. Therefore the results of operations for the year ended June 30, 1996 include the results of operations of BGII for the last twelve days of the fiscal year. See note 2 to the Consolidated Financial Statements.

(2)  Includes  sales to related parties of   $236  (1992),  $2(1993),
     $6 (1994),$0 (1995), and $0 (1996).

(3) Includes non-cash accounting loss on debenture conversion of $30,079 in fiscal year 1996.

(4) Represents royalty fee related to the HFS financing at the Rainbow Casino.

(5)  Redeemable preferred stock.


ITEM 7. MANAGEMENT'S   DISCUSSION  AND  ANALYSIS   OF   FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

On June 18, 1996, the Company completed the acquisition of all the outstanding shares of BGII. The consideration paid consisted of $77,243,000 in cash, $2,957,000 in the Company's common stock and $36,571,000 in the Company's Series B Special Stock and totaled $11.84 per share for the 9,855,500 shares of BGII outstanding (excluding the 1,000,000 shares beneficially owned by the Company). The Company incurred direct merger costs of $1,669,000 and $55,843,000 during the fiscal years ended June 30, 1995, and 1996, respectively, which for fiscal year 1996 includes the $30,079,000 non-cash, accounting loss on the exchange offer component of the financing for the Merger plus legal, accounting, transaction financing fees, public and investor relations and printing costs and related costs.

At June 30, 1996, the Company had $48,057,000 in cash and cash equivalents and $16,262,000 in availability on revolving lines of credit. In addition the Company had working capital of approximately $111,009,000, an increase of approximately $79,263,000 from June 30, 1995 resulting primarily from the Merger. Consolidated cash and cash equivalents at June 30, 1996 includes approximately $8,000,000 of cash which is utilized in gaming operations which is held in vaults, cages or change banks and $5,230,000 of cash restricted to the Company's Video Services, Inc. subsidiary until a certain debt instrument is paid. In September 1996, the Company prepaid this debt and therefore the remaining cash balance is no longer restricted.


The following table presents an analysis of the consolidated working capital at June 30, 1995 and 1996 and the components of the changes from the prior year:

                                                                    Impact
                                 Balances at June 30,     Total     of BGII       Net
                                  1995         1996      Change     Merger       Change
                                                       (In $000's)
Cash and Cash Equivalents        $13,734     $48,057     $34,323     $5,582     $28,741
Securities Available for Sale     23,680           -     (23,680)   (10,481)    (13,199)
Accounts and Notes Receivable,
   net                             3,316      93,502      90,186     91,298      (1,112)
Inventories, net                     714      41,656      40,942     41,574        (632)
Other Current Assets               4,665       8,354       3,689      3,847        (158)
   Total Current Assets           46,109     191,569     145,460    131,820      13,640

Accounts Payable                   1,758      16,479      14,721     14,418         303
Accrued Liabilities                8,610      38,304      29,694     17,947      11,747
Current Maturities of Long
   Term Debt                       3,995      25,777      21,782     21,729          53
   Total Current Liabilities      14,363      80,560      66,197     54,094      12,103

Net Working Capital              $31,746    $111,009    $79,263     $77,726      $1,537

Excluding the increase in working capital resulting from the BGII merger of $77,726,000, the following are the significant changes in the components of the Company's working capital:

Cash and Cash Equivalents and Securities Available for Sale

The change in cash and cash equivalents resulted from the net proceeds from the offering of the Senior Secured Notes and Series B Special Stock, less the cash used to repay BGII's 10 3/8% Senior Secured Notes, the approximately $77,243,000 paid to the stockholders of BGII in the Merger and cash used to pay direct merger costs. The change in securities available for sale resulted from selling the securities primarily to fund direct merger costs, and the retirement of $10,481,000 worth of BGII stock purchased in fiscal year 1995.

Accounts and Notes Receivable and Accrued Liabilities

During the fiscal year 1996, the Company received a net cash inflow from its accounts and notes receivable and received the proceeds from the early payoff of one large customer receivable. Accrued liabilities increased over the prior year due to accrued and unpaid direct merger costs, accrued and unpaid compensation, and accrued distribution payable to the limited partner in the Rainbow Casino Vicksburg Partnership, L.P.

Cash provided in operating activities for fiscal year 1996 decreased approximately $1,417,000 from amounts reported for fiscal 1995. Significant changes in operating assets and liabilities in fiscal 1996 from fiscal 1995 were (1) an increase in accounts and notes receivable of $5,934,000 related to BGII's sales in the post-acquisition period, (2) a decrease in inventories of $5,844,000 primarily related to the aforementioned increase in BGII's sales activity in the post-acquisition period, and (3) an increase of $12,780,000 in accrued and other payables resulting primarily from accrued and unpaid direct merger costs, accrued compensation and the accrued distribution payable to the limited partner in RCVP. Significant non-cash items added back in the computation of cash flows from operating activities for fiscal year 1996 include the $30,079,000 non-cash, accounting loss on the Company's convertible debentures, $10,988,000 of depreciation and amortization and the write down of assets of $6,095,000.

Cash flows used in investing activities in fiscal year 1996 increased by $53,610,000 from the prior year. The increase is primarily the result of the cash used for the acquisition of the net assets of BGII (net of cash acquired) of $79,209,000, offset by sales of securities available for sale in fiscal year 1996 of $13,516,000, versus purchases of securities available for sale in fiscal year 1995.

Cash flows from financing activities in fiscal year 1996 increased $112,701,000 from fiscal year 1995, as a result of the proceeds from the Senior Secured Note offering, the Series B Special Stock offering, and a private placement of common stock, totaling $164,820,000. The increase was offset by cash used to repay the acquired Senior Secured Notes of BGII on June 18, 1996 including accrued interest totaling $42,164,000 and principal reductions of existing long-term debt and revolving line of credit borrowings.

In the prospectus for the Senior Secured Notes and Series B Special Stock issued to finance the Merger, the Company had presented adjusted operating cash flow for the combined companies which consists of the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA"), net of casino royalty and minority interest and adjusted to exclude direct merger costs and unusual items and as further adjusted to include BGII's results for the entire period, to assume cost savings synergies resulting from the Merger and to adjust business development expenses to an assumed annual amount of $3,000,000.

The  following is a reconciliation of both the Company  and  BGII combined historical EBITDA by business unit to adjusted operating cash flows:
                                 Twelve Months Ending June 30,
                                          1995   1996
                                                         (In $000's)
EBITDA by Business Unit:
Bally Gaming and Systems               $13,039      $10,390
Bally Wulff                             18,840       13,376
Gaming Machine Operations (a)           18,784       16,186
Casinos Operations (a)                   3,932       10,771
Corporate Administrative Expenses
  and Other                            (19,637)     (11,974)
Direct Merger Costs (b)                 (1,669)     (73,377)
Unusual Items                           (2,793)      (8,827)
    Subtotal                            30,496      (43,455)
Adjustments:
Direct Merger Costs                      1,669       73,377
Unusual Items or Non-recurring
  Charges                                3,993       11,027
Development Expense (c)                  3,150         (462)
Synergy Cost Savings (d)                 5,000        5,000
    Adjusted Operating Cash Flows      $44,308      $45,487
_________________
(a) Minority interest and, for casino operations, casino royalty have been offset against business unit EBITDA.
(b) Includes the $30,079,000 non-cash accounting loss on the exchange offer for the Company's convertible debentures in fiscal 1996.
(c) Adjusts business development expense to an assumed annual amount of $3,000,000.
(d) Adjusts for estimated synergy cost savings including elimination of certain duplicative costs, such as facility, legal, accounting, and compensation.

The Company believes that the above analysis of adjusted operating cash flows is a useful adjunct to net income, cash flow and other GAAP measurements. However, this information should not be construed as an alternative to net income or any other GAAP measure of performance as an indicator of the Company's performance or to GAAP-defined cash flows generated by operating, investing and financing activities as an indicator of cash flows or a measure of liquidity.

During March 1993, Bally Wulff obtained two bank revolving lines of credit that currently provide for borrowings up to DM 18,000,000 (approximately $11,784,000 at June 30, 1996) of which approximately $10,511,000 had been borrowed at June 30, 1996. In May 1995, Bally Wulff obtained a working capital line of credit that provides for borrowings up to DM 16,300,000
(approximately   $10,667,000  at  June   30,   1996)   of   which
approximately $3,153,000 had been borrowed at June 30, 1996. Bally Gaming, Inc., BGII's domestic subsidiary, obtained a bank revolving line of credit in March 1993 which, as amended, provides for borrowings tied to a percentage of Bally Gaming, Inc.'s eligible (as defined in the credit agreement) inventory and accounts receivable with a maximum borrowing capacity of $15,000,000 with the expiration date of March 31, 1997. At June 30, 1996 Bally Gaming, Inc.'s eligible borrowing capacity under this agreement was approximately $15,000,000 of which $7,525,000 was outstanding. Through bank credit agreements at Bally Wulff and Bally Gaming, Inc., the Company has unused lines of credit of approximately $16,262,000 at June 30, 1996. The Company is currently evaluating new financing alternatives, including a replacement of Bally Gaming, Inc.'s revolving line of credit facility, in order to free up certain non-working capital based collateral and to obtain a lower interest rate. The indenture for the Company's Senior Secured Notes limits the Company's maximum borrowings under working capital or revolving credit facilities to $40,000,000.

The indenture for the Company's Senior Secured Notes contains various limitations on incurrence of additional indebtedness, on restricted payments and on dividends and payment restrictions on subsidiaries. The Company does not have any material capital expenditure commitments at June 30, 1996. The Company anticipates that its existing cash and cash equivalents, cash flow from future operations and borrowings available under existing lines of credit will be sufficient to fund its cash needs for at least the next twelve months.

Management believes that customer financing terms have become an increasingly important competitive factor in certain emerging markets for the Bally Gaming and Systems business unit. Competitive conditions sometimes require Bally Gaming and Systems to grant extended payment terms on gaming machines and other gaming equipment. While these financings are normally collateralized by such equipment, the resale value of the collateral in the event of a default may be less than the amount financed. In conjunction with sales by Bally Gaming and Systems, with recourse to the Company, of certain trade receivables to third parties, the Company had guaranteed amounts due from various customers of approximately $15,700,000 at June 30, 1996. It is possible that one or more customers whose obligation has been guaranteed by Bally Gaming and Systems may be unable to make payments as such amounts become due. In such event, Bally Gaming and Systems may become responsible for repayment of at least a portion of such amounts over the term of the receivables. In general, under the terms of these contracts, the Company may be responsible for monthly payments of the outstanding obligations. Accordingly, the Company will have greater exposure to the financial condition of its customers in emerging markets than has historically been the case in established markets like Nevada and Atlantic City. In August 1996, the Company received demand notices from the holder of notes related to one customer's trade receivables for which payments were in arrears from December 1995. The demand notice is for $3,571,000 and although the Company is negotiating a restructuring with the holder of these notes and the customer, there can be no assurance that a successful restructuring will take place. Bally Wulff provides customer financing for approximately 20% of its sales, and management expects this practice temporarily to increase during the latter half of calendar 1996. In order to be competitive in meeting customer demand for financing of gaming equipment in emerging markets, the Company plans to continue to evaluate the need to involve third party finance companies or secure additional financing, although there is no assurance that such additional financing will be obtained.

In March 1992, Alfred H. Wilms, a director and the Company's largest stockholder, committed to provide to VSI, a majority-controlled subsidiary of Alliance, a subordinated loan for up to $6,500,000 (the "VSI Loan"). The VSI Loan, as amended, bore interest at a rate equal to the London Interbank Offered Rate for a period of ninety days plus 2%, payable quarterly, and was due on September 21, 1998. The VSI Loan was secured by liens in favor of N.V. Continental Trust Company ("CTC"), an affiliate of Mr. Wilms, on substantially all of VSI's assets. Pursuant to the terms of the VSI Loan, VSI could not pay cash dividends or make any distribution of its property. Alliance also issued to Mr. Wilms warrants to purchase 2,000,000 shares of Common Stock at
$2.50 per share in connection with such loan which expire on September 1, 1998 (the "Wilms Warrants"). As of June 30, 1996 there was an outstanding balance of $2,780,000 on this loan. On September 2, 1996 the Company paid off this loan. As a result VSI is now permitted to pay cash dividends or make distributions, although VSI has no current plans to pay dividends or make distributions.


Results of Operations:

Fiscal 1996 Compared with Fiscal 1995

Gaming Machine Operations

Total revenues from gaming machine operations for the fiscal year ended June 30, 1996 were approximately $109,938,000, an increase of $3,111,000 (2.9%) over fiscal year 1995. Revenues from gaming machine operations in Louisiana increased $1,308,000 (8.4%) primarily as a result of an expansion of operations from the opening of a new OTB parlor in October 1995. In addition, Louisiana revenues increased as a result of an improvement in the net win per gaming machine per day from $56.42 in fiscal 1995 to $68.54 in fiscal 1996, which resulted from higher revenues earned on a lower average number of machines. The average number of machines in the Louisiana gaming machine operations decreased from 720 for fiscal 1995 to 676 for fiscal 1996. Revenues from gaming machine operations in Nevada increased approximately $1,803,000 (2.0%) over fiscal year 1995. This increase was attributable to an increase in the average net win per gaming machine per day from $47.72 in fiscal year 1995 to $48.57 in fiscal year 1996 (accounting for $1,389,000 of such increase) and an increase in the weighted average number of gaming machines during fiscal year 1996 to 5,285 units as compared to 5,257 units in fiscal year 1995 (accounting for $414,000 of such increase). During fiscal year 1996 the Company received regulatory approval for its Gambler's Bonus product, and began installation into locations in Southern Nevada. Net win at locations in which Gambler's Bonus was installed experienced an average increase in revenues of 19% compared to revenues earned in the thirteen week period preceding the installation. The revenues at locations in which the Gambler's Bonus product has not been installed experienced a slight decrease in revenues in comparison to the prior year.

Cost of revenues for gaming machine operations for fiscal 1996 totaled $84,212,000, an increase of $4,337,000 (5.4%) over fiscal 1995. Costs of revenues for gaming machine operations in Louisiana increased $761,000 (7.6%) primarily as a result of the increase in revenues. As a percent of related revenues, cost of revenues for gaming machine operations in Louisiana remained relatively constant, at approximately 63.8%. Cost of revenues for gaming machine operations in Nevada increased $3,756,000 (5.4%) as compared to the prior fiscal year and increased slightly as a percent of related revenues due primarily to increased costs associated with new and renewed contracts. Cost of gaming machine revenues for gaming machine operations includes rents under both space lease and revenue sharing arrangements, gaming taxes and direct labor, including related payroll taxes and benefits.

Selling, general and administrative expenses related to gaming machine operations for the fiscal year 1996 remained relatively flat from fiscal year 1995 at $8,383,000. Selling, general and administrative expenses for gaming machine operations in Louisiana decreased approximately $46,000 (2.1%) as costs associated with the aforementioned opening of a new OTB parlor were more than offset by cost containment measures in other locations. Selling, general and administrative expenses for gaming machine operations in Nevada remained relatively flat in comparison to the prior year.

In  the  1996  fiscal year, gaming machine operations  in  Nevada
incurred   unusual  items  totaling  $2,119,000.  Reserves   were
increased by $1,369,000 for certain parts inventories which became obsolete and were subsequently disposed of due to the impact of recent technological  changes  to gaming devices  being  deployed  as  a result of the new Gambler's Bonus product. In addition an accrual of  $750,000 was established to reserve for the present value  of the future lease payments for one small casino location for which
cash  flows  received  under  the  participation  agreement   are
currently inadequate to service the building lease paid by the Company.

Casino Operations

Revenues from casino operations for fiscal year 1996, including food and beverage sales, were approximately $45,363,000, an increase of $27,164,000 or 149.3% from fiscal 1995. This increase is due primarily to the impact of the Rainbow Casino in Vicksburg, Mississippi. Due to a change in Rainbow Casino's ownership structure on March 29, 1995, the Company began consolidating the results of the Rainbow Casino and thus fiscal year 1995 included only three months of the Rainbow Casino results of operations. Fiscal year 1996 results reflect twelve months of Rainbow Casino operations plus the impact of having all of the amenities of the facility in operation for the full year. Rainbow Casino revenues were $33,861,000 for fiscal year 1996 compared to $7,642,000 in fiscal year 1995. During the approximately nine-month period ended March 29, 1995, the Company recorded royalty income from the Rainbow Casino of $852,000, and such royalty was terminated upon the change in ownership referred to above. Revenues from the Plantation Casino were relatively flat at $11,502,000, resulting from lower patronage during the first six months of the fiscal year during which there was significant road construction near the property offset by increased revenues from improved casino ambiance after the completion of an internal remodeling project and a successful series of marketing campaigns to attract local patrons back to the casino after completion of the nearby road construction.

The cost of revenues for casino operations for fiscal year 1996, including costs of food and beverage revenues, were approximately $19,769,000, an increase of $9,611,000 or 94.6% compared to fiscal year 1995. The increase is primarily due to the aforementioned impact of the Rainbow Casino operations. The cost of revenues at the Plantation Casino were relatively flat at $7,444,000. Cost of casino revenues includes cost of goods sold, gaming taxes, rent and direct labor, including related taxes and benefits.

Selling, general and administrative costs for casino operations for fiscal year 1996 were approximately $10,248,000, an increase of $6,823,000 or 199.2% compared to fiscal year 1995. The increase is primarily due to the aforementioned impact of the Rainbow Casino operations. Selling, general and administrative costs for the Plantation Casino increased $270,000 to $1,929,000 for fiscal year 1996 primarily for the marketing campaigns to attract local patrons back to the casino after completion of the nearby road construction.

Revenues and Expenses for Closed Casinos and Taverns

During fiscal years 1995 and 1996 the Company disposed of or terminated operations at several small casinos and taverns, as these operations were not deemed to be compatible with the
Company's long-term growth strategy. The Company does not believe these businesses constitute a disposal of a segment of a business, as defined in APB Opinion 30, and therefore the results of operations from these businesses are included in the applicable revenue and expense captions in the consolidated statements of operations. Revenues for these properties are included in casino revenues and totaled $6,084,000 and $3,146,000 for the fiscal years 1995 and 1996, respectively. The related costs of revenues are included in casino cost of revenues and totaled $4,073,000 and $2,277,000 for the fiscal years 1995 and 1996, respectively. The related selling, general and administrative expenses are included in selling general and administrative expenses and totaled $1,817,000 and $1,056,000 for the fiscal years 1995 and 1996, respectively.

Consolidated

As previously discussed, the Company acquired BGII on June 18, 1996. Therefore the consolidated results of operations for the fiscal year ended June 30, 1996 include the results of operation of BGII for the last twelve days of the fiscal year.

Total revenues for the fiscal year ended June 30, 1996 were approximately $172,378,000, an increase of $40,390,000 (30.6%)
over fiscal year 1995. This increase is due to BGII revenues of $13,917,000 during the post- acquisition period (included in Equipment and Systems Sales in the consolidated statements of operations) as well as the aforementioned increases in revenues at both the gaming machine operations and casino operations business units.

Cost of revenues for fiscal year 1996 increased to $115,493,000 (22.7%) over fiscal year 1995 due to BGII cost of revenues of $9,235,000 during the post-acquisition period as well as the aforementioned increases in cost of revenues at both the gaming machine operations and casino operations business units. The total cost of revenues as a percentage of total revenues including BGII's operations in the post-acquisition period improved by 4.1% compared to fiscal year 1995.

For fiscal year 1996 the Company's development costs (included in Selling, General and Administrative) associated with pursuing the Company's business development strategy was approximately $2,538,000, which represented a decrease of $3,636,000 (58.9%)
from the prior fiscal year. The level of business development activities, which is exclusive of direct merger costs, has been reduced from prior periods due to the concentration of efforts on the Merger during fiscal 1996 and due to the termination of two executives in this business unit and use of lower cost office space. These business development expenses include salaries and wages, related taxes and benefits, rent, professional fees, travel expense and other expenses associated with supporting the Company's business development strategy.

Corporate administrative expenses for fiscal year 1996 were approximately $6,380,000, a decrease of $3,355,000 (34.5%) from fiscal year 1995. After excluding fiscal year 1995 non-recurring compensation expense of $1,331,000, the primary components of the decrease were staff reductions and cost containment measures. Corporate administrative expenses include salaries and wages, related taxes and benefits, rent, professional fees and other expenses associated with maintaining the corporate office and providing centralized corporate services for the Company.

Exclusive of the development and corporate expenses noted above, selling, general and administrative expenses for fiscal year 1996 increased $7,086,000 (48.3%) from the prior fiscal year. This increase is due to BGII selling, general and administrative expenses in the post-acquisition period of $2,014,000 and the aforementioned increase in the casino operations business unit, partially offset by the aforementioned decrease selling, general and administrative costs at the closed casinos and taverns.

Provisions for bad debt for fiscal year 1996 increased $820,000 from the prior fiscal year. The increase was due primarily to a $412,500 provision for specifically identified bad debt accounts in the Company's gaming machine operations unit and the impact of including BGIIs operations in the post-acquisition period of $306,000.

During both fiscal years 1995 and 1996, the Company expensed direct merger costs related to the acquisition of BGII, totaling $1,669,000 and $55,843,000, respectively. Such costs for fiscal year 1996 includes the $30,079,000 non-cash, accounting loss on the debenture conversion portion of the financing for the Merger, plus legal, accounting, financial advisory, printer, SEC filing fees and other related expenses.

On December 17, 1993, the Company incurred a fire loss at the Fairgrounds Race Course in New Orleans, Louisiana where the Company operated 199 gaming devices prior to the fire (of which 193 were destroyed by the fire) through its controlled subsidiary, Video Services, Inc. The Company was fully insured for all equipment, leasehold improvements, other assets and business income with the exception of approximately $46,000 in deductibles. During fiscal years 1994, 1995 and 1996, the Company received business interruption insurance proceeds of $241,000, $247,000 and $327,000, respectively. The Company is discussing settlement of additional business interruption claims with the insurance carrier. The Company has also received insurance proceeds based on the replacement value of the assets destroyed in the fire and, therefore, recognized a gain of approximately $156,000 which is included in other income in fiscal year 1994.

In fiscal 1996 the Company incurred $5,498,000 in unusual items. Due to events that may adversely affect the legalization of casino-style electronic gaming machines in Kansas and in California, management evaluated its investments in Kansas Financial Partners, L.L.C. ("KFP") and Native American Investment, Inc. ("NAI") and determined that neither was recoverable. Accordingly, a provision was recorded of approximately $1,794,000 for NAI and $1,585,000 for KFP to fully reserve for the net book value of these investments. Management will continue to monitor the status of both of these investments. In addition, the Company incurred the aforementioned unusual items in its gaming machine operations of $2,119,000.

Interest Income and Expense and Income Taxes

In fiscal year 1996, interest income decreased $1,227,000 from fiscal year 1995 to $1,571,000, resulting from a decline in the level of cash invested during fiscal 1996. In fiscal year 1996, interest expense increased $764,000 from fiscal year 1995 to $8,897,000. This increase was a result of the aforementioned impact of consolidating the Rainbow Casino results of operations for the full twelve months in fiscal year 1996, plus additional borrowings at the Rainbow Casino to complete the facility, and, to a lesser extent, the interest expense associated with the Senior Secured Notes, offset by the reduction in interest associated with the $83,358,000 of the convertible debentures which converted into equity instruments.

The provision for income taxes in fiscal year 1996 increased $490,000 from fiscal year 1995 to $755,000. This increase was a result of a provision for Alternative Minimum Tax due to the taxable nature of the conversion of the Companys old convertible debentures for new convertible debentures in the exchange offer, increased state income taxes in Louisiana and the tax effects related to the accounting for unrealized gains and losses on the BGII stock classified for accounting purposes as available for sale prior to consummation of the Merger. At June 30, 1996, the Company has net operating loss carry forwards for federal income tax purposes of approximately $17 million which are available to offset future federal taxable income, if any, expiring in the years 2007 through 2010. At June 30, 1996 the Company has foreign tax credit carry forwards of approximately $14 million and alternative minimum tax credit ("AMT") carry forwards of approximately $.6 million. Foreign tax credits are available to offset future taxes due in the U.S. on future foreign taxable income and expire between 1997 and 2001 unless utilized prior to
such  time.   AMT  credits are available to  be  carried  forward
indefinitely and may be utilized against regular U.S. Corporate tax to the extent it does not exceed computed AMT calculations. In addition, the Company's annual limitation with respect to net operating losses is limited pursuant to Section 382 of the Internal Revenue Code.

During fiscal 1996, Bally Wulff increased the amount of tax reserves by $1.0 million (to a total reserve of $1.4 million) as a result of developments in an ongoing quadrennial audit of Wulff's tax returns for the years 1988 through 1991. While no written claim or assessment has been issued, the German tax authorities have orally proposed preliminary adjustments which range from $1.4 million (which has been accrued) to $5.0 million.

During fiscal year 1996, the Company adopted the provisions of Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"), management evaluates the carrying value of all long-lived assets to determine recoverability based on an analysis generally of non-discounted cash flows. Based on its most recent analysis, management believes that no material impairment in the value of long-lived assets exists at June 30, 1996.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Awards of Stock-Based Compensation to Employees" ("SFAS No. 123") which will be effective for the Company's year ending June 30, 1997. SFAS No. 123 provides alternative accounting treatment to APB No. 25 with respect to stock-based compensation and requires certain additional disclosures, including disclosures if the Company elects not to adopt the accounting requirements of SFAS No. 123. At this point, the Company does not anticipate adopting the accounting requirements of SFAS No. 123 and therefore in future years would expect to provide the required additional disclosures in the footnotes to the consolidated financial statements.

Fiscal 1995 Compared with Fiscal 1994

Gaming Machine Operations

Total revenues from gaming machine operations for the fiscal year ended June 30, 1995 were approximately $106,827,000, an increase of $3,997,000 (3.9%) over fiscal year 1994. Revenues from gaming machine operations in Louisiana declined $1,796,000 (10.3%) primarily as a result of increased competition from riverboat operations as well as the opening of a land based casino in New Orleans and a decrease in the average net win per gaming machine per day from $60.87 in fiscal year 1994 to $56.42 in fiscal year 1995. Revenues from gaming machine operations in Nevada increased approximately $5,739,000 (6.7%) as compared to the prior year. This increase was attributable to an increase in the average net win per gaming machine per day from $46.00 in fiscal year 1994 to $47.72 in fiscal year 1995 (accounting for
$4,042,000 of such increase) and an increase in the weighted average number of gaming machines during fiscal year 1995 as compared to fiscal year 1994 (accounting for $1,751,000 of such increase).

Cost of revenues for gaming machine operations for the fiscal year ended 1995 totaled approximately $79,875,000 an increase of $3,543,000 (4.6%) over that for fiscal year 1994. Cost of revenues for gaming machine operations in Louisiana decreased $1,199,000 (10.7%) as revenues declined primarily as a result of increased competition. As a percent of related revenues, cost of revenues for gaming machine operations in Louisiana remained relatively constant. Cost of revenues for gaming machine operations in Nevada increased $4,742,000 (7.3%) as compared to the prior year and increased slightly as a percent of related revenues due primarily to increased costs associated with additional and renewed space lease contracts. Cost of revenues for gaming machine operations includes rents under both space lease and revenue sharing arrangements, gaming taxes and direct labor, including related taxes and benefits.

Selling, general and administrative expenses for fiscal year 1995 related to gaming machine operations decreased $1,340,000 (13.8%) from fiscal year 1994 to $8,396,000. Selling, general and administrative expenses for Louisiana gaming machine operations declined approximately $660,000 (23.8%) as staff reductions and cost containment measures were implemented to counter increased competition in that market. Selling, general and administrative expenses for Nevada gaming machine operations decreased $680,000 (9.8%) as the benefit of staff reductions and cost controls taken in late fiscal year 1994 was realized.

Casino Operations

Total revenues from casino operations, including food and beverage sales, were approximately $19,055,000 an increase of $8,314,000 (77.4%) during fiscal year 1995 as compared to those for the prior fiscal year as revenues recognized from the Rainbow Casino, which were consolidated beginning March 29, 1995, amounted to $7,642,000.

The total cost of casino revenues for fiscal year 1995, including the cost of food and beverage sales, were $10,158,000, an increase of $3,177,000 (44.7%) compared to fiscal year 1994. The consolidation of the Rainbow Casino operations contributed $2,781,000 of the increase.

Selling, general and administrative costs for fiscal year 1995 increased for casino operations by $1,899,000, (126.5%) of the prior fiscal year to $3,400,000. The consolidation of the Rainbow Casino operations contributed $1,766,000 to the increase.

Revenues and Expenses for Closed Casinos and Taverns

In fiscal year 1994, due to continuing losses from operations, negative cash flows and incompatibility with the Company's long-term growth strategy, the Company's Board of Directors resolved to 1) exit the downtown Las Vegas gaming market and 2) dispose of the currently operated small independent tavern operations. Based on these decisions, the Company recognized total expenses of approximately $5,883,500 in fiscal 1994. As a result of the decision to exit the downtown Las Vegas gaming market, in September 1994, the Company substantially reduced operations at both the Trolley Stop Casino and Miss Lucy's Gambling Hall & Saloon. Included in the 1994 statements of operations are total expenses of approximately $3,246,000 related to exiting the downtown market. The total charge included approximately $488,000 related to the write-down of assets and approximately $2,758,000 representing primarily the present value of the future lease payments net of estimated future sublease income. The decision to withdraw from the tavern business resulted in expenses of approximately $2,638,000 being recognized in fiscal year 1994. Approximately $1,813,000 of the total amount was related to the write down of assets while approximately $825,000 represented primarily the present value of the future lease payments net of estimated future sublease income. Revenues for these properties are included with casino revenues and totaled $6,084,000 and $9,418,000 for the fiscal years ended 1995 and 1994, respectively. The related costs of gaming are included in casino cost of gaming and totaled $4,073,000 and $7,934,000 for the fiscal years ended 1995 and 1994, respectively. The related selling general and administrative expenses are included in selling general and administrative expenses and totaled $1,817,000 and $2,119,000 for the fiscal years ended 1995 and 1994, respectively.

Consolidated

Total revenues for the fiscal year ended June 30, 1995 were approximately $131,988,000, an increase of $8,934,000 (7.3%) over those for fiscal 1994. This increase is due to the aforementioned increase in revenues at both the gaming machine operations and casino operations business units.

Cost of revenues for the fiscal year ended June 30, 1995 increased $2,811,000 (3.1%) over that for fiscal year 1994. This increase is due to the aforementioned increases at both the gaming machine operations and the casino operations business units. Although the gross margin percentage for Nevada gaming machine operations declined slightly during fiscal year 1995, the decline was completely offset by the addition of the Rainbow Casino and a small improvement in the Louisiana gross margin percentage. As a result, the total cost of revenues as a percentage of total revenues declined by 2.9% compared to fiscal year 1994.

For fiscal year 1995, the Company incurred development costs associated with pursuing the Company's long term growth strategy of approximately $6,174,000, an increase of approximately $4,982,000 (418.0%) from fiscal year 1994. Included as an offset to development costs for fiscal year 1994 was a non-recurring gain of $3,600,000 related to the Company's effort to acquire Capital Gaming International, Inc. Prior year development costs also include certain significant expenses associated with the Company's purchase of NAI. Development costs include salaries and wages, related taxes and benefits, rent, professional fees, travel expenses, payments to third parties for business development options and other expenses associated with supporting the Company's long-term growth strategy.

Corporate administrative expenses for fiscal year 1995 were approximately $9,735,000, an increase of $1,853,000 over the same amounts for fiscal year 1994. The primary cause for the increase was an unusual item of $1,331,000 in compensation expense recognized upon the issuance of 250,000 shares of Common Stock to the Company's President, Chief Executive Officer and Chairman of the Board, in connection with his employment agreement. Also contributing to the increase in corporate administrative expenses was another unusual item of $485,000 of expenses related to certain service contracts and termination costs. Corporate administrative expenses include salaries and wages, related taxes and benefits, rent, professional fees and other expenses associated with maintaining the corporate office and providing centralized corporate services for the Company.

Exclusive of the development and corporate expenses noted above, selling, general and administrative expenses for fiscal year 1995 increased $1,078,000 (7.9%) from the prior year. This increase is primarily due to the aforementioned increase in casino operation expenses partially offset by the aforementioned decrease in the gaming machine operations expenses. Also contributing to the increase in selling, general and administrative expenses was an unusual item of $478,000 of expenses related to certain service contracts and termination costs for individuals formerly in the business development group.

                   ___________________________________

This Annual Report on Form 10-K may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources, product development and commercialization risks, costs associated with the integration and administration of acquired operations, capacity and supply constraints or difficulties, the results of financing efforts and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.



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

                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS  ON
          FORM 8-K

(a)     Documents    filed    as    part    of    this    report:
        Page

1.   Financial Statements:

     Independent Auditors' Report                                          F-1

     Consolidated Balance Sheets as of June 30, 1995 and 1996              F-2

     Consolidated Statements of Operations for the  Years  Ended
         June 30, 1994, 1995 and 1996                                      F-4

     Consolidated  Statements of Stockholders'  Equity  for  the
         Years Ended June 30, 1994, 1995 and 1996                          F-5

     Consolidated Statements of Cash Flows for the  Years  Ended
         June 30, 1994, 1995 and 1996                                      F-6

     Notes to Consolidated Financial Statements                            F-7

2.   Consolidated Supplemental Schedules:

     Not applicable.

3.   Exhibits:

Exhibit
Number  Description
2.1 Agreement and Plan of Merger among Alliance, BGII Acquisition Corp. and BGII, dated as of October 18, 1995, as amended and restated (incorporated herein by reference to Annex I to the prospectus included in Alliance's Form S-4, Registration Number 333-02799 ).

2.2 Basic Agreement, dated as of October 29, 1993, among United Gaming, Inc., The Rainbow Casino Corporation, John A. Barrett, Jr. and Leigh Seippel, and exhibits thereto (incorporated herein by reference to Alliance's Form 8-K dated October 29, 1993).

2.3 Letter Agreement, dated as of November 5, 1993, among United Gaming, Inc., Capital Gaming International, Inc., I.G. Davis, Jr. and John E. Dell, with exhibits thereto (incorporated herein by reference to Alliance's Form 8-K dated November 5, 1993).

2.4     Consolidation Agreement, dated March 29, 1995 among
        United Gaming Rainbow, Inc., RCC, RCVP, NGM, HFS,
        National Gaming Corporation, Rainbow Development
        Corporation and Leigh Seippel and John A. Barrett, Jr.
        (incorporated herein by reference to Alliance's Form 8-K dated March 29, 1995).

3.1 Restated Articles of Incorporation of the Registrant, as amended (incorporated herein by reference to Exhibit 3.1 to Alliance's Form S-2, Registration Number 33-72990).


Exhibit
Number  Description
3.3 Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Special Stock and Qualifications, Limitations and Restrictions thereof of 15% Non-Voting Senior Pay-in-Kind Special Stock, Series B (incorporated herein by reference to Exhibit 4.1 to Alliance's Form S-4, Registration Number 333-10111).

3.4 Certificate of Designations, Preferences, and Relative, Participating, Optional and Other Special Rights of Special Stock and Qualifications, Limitations and Restrictions of 11 1/2% Non-Voting, Pay-in-Kind Special Stock, Series E (incorporated herein by reference to Exhibit 9(c)(5) to Amendment No. 1 to Alliance Gaming Corporation dated May 23, 1996)

4.1 Form of Indenture among the Company, certain Guarantors referred to therein and United States Trust Company of New York, as Trustee, in respect of Alliance's 12 7/8% Senior Secured Notes due 2003 (including form of Senior Secured Note and Guarantee) (incorporated by reference to Exhibit 4.7 to Form S-2 registration statement registration No. 333-02147).

4.2     Form  of  collateral documents (incorporated by reference
        to   Exhibit  4.8  to  Form  S-2  registration  statement
        registration No. 333-02147).

        The Registrant agrees to furnish to the Commission upon request copies of agreements with respect to its other long-term debt.

10.1    Loan  and Warrant Agreement dated March 24, 1992  between
        United  Gaming, Inc., Video Services, Inc. and Alfred  H.
        Wilms  (incorporated  herein by reference  to  Alliance's
        Form 8-K dated March 31, 1992).

10.2 Lease, dated August 3, 1988, as amended April 6, 1989, from Walter Schwartz to Alliance for Alliance's corporate headquarters building at 4380 Boulder Highway, Las Vegas, Nevada (incorporated herein by reference to Alliance's Form 10-K for the year ended June 30, 1989).

10.3    Employment  Agreement  between United  Gaming,  Inc.  and
        John W. Alderfer (incorporated herein by reference to Alliance's Form 10-Q for the quarter ended March 31,
        1993).*

10.4    Amendment to Employment Agreement between United  Gaming,
        Inc. and John Alderfer (incorporated herein by reference to Alliance's Form 10-K for the year ended June 30,
        1994).*

10.5 Letter of Agreement dated June 25, 1993 among United Gaming, Inc. and Kirkland-Ft. Worth Investment Partners, L.P., Kirkland Investment Corporation and as to certain provisions, Alfred H. Wilms, including Exhibit A (Form of Securities Purchase Agreement), Exhibit B (Form of Stockholders Agreement), Exhibit C (Form of Certificate of Designations of Non-Voting Junior Convertible Preferred Stock), Exhibit D (Form of Warrant Agreement), and Exhibit E (Form of press release) thereto (incorporated herein by reference to Alliance's Form 8-K dated June 25, 1993).


Exhibit
Number  Description
10.6 Advisory Agreement, dated June 25, 1993 among United Gaming, Inc., Gaming Systems Advisors, L.P. and, as to certain provisions, Mr. Alfred H. Wilms, including Exhibit A (Form of Warrant Agreement) and Exhibit B (Form of press release) thereto (incorporated herein by reference to Alliance's Form 8-K dated June 25, 1993).

10.7    United  Gaming,  Inc.  1991  Long-Term  Incentive   Stock
        Option   Plan   (incorporated  herein  by  reference   to
        Alliance's  Form  S-8  Registration Number  33-45811  and
        Registration Number 33-75308).*

10.8    Gaming  and  Technology, Inc. 1984 Employee Stock  Option
        Plan  (incorporated  herein by  reference  to  Alliance's
        Form S-8 Registration Number 2-98777).*

10.9 Agreement, dated as of September 14, 1993, by and among United Gaming, Inc., Kirkland-Ft. Worth Investments Partners, L.P., Kirkland Investment Corporation, Gaming Systems Advisors, L.P. and Alfred H. Wilms (incorporated herein by reference to Alliance's Form 8-K dated September 21, 1993).

10.10 Warrant Agreement, dated as of September 21, 1993, by and between United Gaming, Inc. and Kirkland-Ft. Worth Investment Partners, L.P. relating to warrants to purchase 2.75 million shares of Common Stock (incorporated herein by reference to Alliance's Form 8-K dated September 21, 1993).

10.11 Warrant Agreement, dated as of September 21, 1993, by and between United Gaming, Inc. and Gaming Systems Advisors, L.P. relating to warrants to purchase 1.25 million shares of Common Stock (incorporated herein by reference to Alliance's Form 8-K dated September 21,
        1993).

10.12 Stockholders Agreement, dated as of September 21, 1993, by and among United Gaming, Inc., Kirkland-Ft. Worth
        Investment Partners, L.P., and Alfred H. Wilms (incorporated herein by reference to Alliance's Form 8-K dated September 21, 1993).

10.13   Amendment  to Stockholders Agreement dated as of  October
        20,  1994 (incorporated herein by reference to Alliance's
        Form  S-8  Registration Number 33-45811 and  Registration
        Number 33-75308).

10.14   Selling  Stockholder Letter Agreement dated as  of  March
        20,  1995 (incorporated herein by reference to Alliance's
        Form S-3 Registration Number 33-58233).

10.15 Securities Purchase Agreement, dated as of September 21, 1993, by and among United Gaming, Inc., Kirkland-Ft. Worth Investment Partners, L.P. and Kirkland Investment Corporation (incorporated herein by reference to Alliance's Form 8-K dated September 21, 1993).

10.16   Secured  Promissory Note, dated as of October  29,  1993,
        from  John  A. Barrett, Jr. and Leigh Seippel  to  United
        Gaming,   Inc.  (incorporated  herein  by  reference   to
        Alliance's Form 8-K dated October 29, 1993).


Exhibit
Number  Description
10.18   Pledge  Agreement, dated as of October  29,  1993,  among
        United Gaming, Inc. (as secured party) and The Rainbow Casino Corporation, John A. Barrett, Jr. and Leigh Seippel (as pledgors) (incorporated herein by reference to Alliance's Form 8-K dated October 29, 1993).

10.19 Management Agreement, dated as of October 29, 1993, among Rainbow Casino-Vicksburg Partnership, L.P., The Rainbow Casino Corporation and Mississippi Ventures, Inc., as manager (incorporated herein by reference to Alliance's Form 8-K dated October 29, 1993).

10.20   Letter  Agreement, dated as of December 10,  1993,  among
        United  Gaming, Inc., Capital Gaming International,  Inc.
        and I.G. Davis, Jr. (incorporated herein by reference to Alliance's Form 8-K dated December 10, 1993).

10.21 Loan and Security Agreement, dated as of August 2,1993, between United Gaming, Inc., Alfred H. Wilms and Video Services, Inc. (incorporated herein by reference to Alliance's Form S-2, Registration Number 33-72990).

10.22   Warrant  Agreement, dated as of August 2,  1993,  between
        United Gaming, Inc. and Alfred H. Wilms (incorporated herein by reference to Alliance's Form S-2, Registration
        Number 33-72990).

10.23 Common Stock Purchase Warrant, dated as of September 21, 1993, between United Gaming, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated herein by reference to Alliance's Form S-2, Registration Number 33-72990).

10.24 Common Stock Purchase Warrant, dated as of September 21, 1993, between United Gaming, Inc. and Oppenheimer & Co. Inc. (incorporated herein by reference to Alliance's
        Form S-2, Registration Number 33-72990 and subsequent amendments thereto).

10.25 Common Stock Purchase Warrant, dated as of September 21, 1993, between United Gaming, Inc. and L.H. Friend, Weinress & Frankson, Inc. (incorporated herein by reference to Alliance's Form S-2, Registration Number 33-72990).

10.26 Common Stock Purchase Warrant, dated as of September 21, 1993, between United Gaming, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated herein by reference to Alliance's Form S-2, Registration Number 33-72990).

10.27   Letter  Agreement, dated as of February 25,  1994,  among
        United Gaming, Inc., The Rainbow Casino Corporation, John A. Barrett, Jr. and Leigh Seippel (incorporated herein by reference to Alliance's Form 8-K dated March 15, 1994).

10.28 Letter Agreement, dated as of June 29,1994, among United Gaming, Inc., The Rainbow Casino Corporation, John A. Barrett, Jr. and Leigh Seippel, consented to by HFS Gaming Corporation (incorporated herein by reference to Alliance's Form 8-K dated August 11, 1994).


Exhibit
Number  Description
10.29   Letter  Agreement,  dated  as of  July  16,  1994,  among
        United Gaming, Inc., The Rainbow Casino Corporation, John A. Barrett, Jr. and Leigh Seippel, consented to by HFS Gaming Corporation (incorporated herein by reference to Alliance's Form 8-K dated August 11, 1994).

10.30 Second Amendment to Casino Financing Agreement, dated as of August 11, 1994, among United Gaming, Inc., United Gaming Rainbow, Inc., Rainbow Casino-Vicksburg Partnership, L.P., The Rainbow Casino Corporation, John
        A. Barrett, Jr., Leigh Seippel and HFS Gaming Corporation (incorporated herein by reference to Alliance's Form 8-K dated August 11, 1994).

10.31   Partnership   Agreement   of   Rainbow   Casino-Vicksburg
        Partnership,   L.P.,   dated   as   of   July   8,   1994
        (incorporated herein by reference to Alliance's Form 8-K dated August 11, 1994).

10.32   Second   Amended  and  Restated  Agreement   of   Limited
        Partnership, dated March 29,1995, between  United  Gaming
        Rainbow and RCC (incorporated herein by reference to Alliance's Form 8-K dated March 29, 1995).

10.33   Promissory  Note, dated as of July 16, 1994, from  United
        Gaming  Rainbow,  Inc. to The Rainbow Casino  Corporation
        (incorporated herein by reference to Alliance's Form 8-K dated August 11, 1994).

10.34   Pledge  Agreement, dated as of July 16, 1994, from United
        Gaming  Rainbow,  Inc. to The Rainbow Casino  Corporation
        (incorporated herein by reference to Alliance's Form 8-K dated August 11, 1994).

10.35   Promissory Note, dated as of July 16, 1994, from John  A.
        Barrett,  Jr.  and Leigh Seippel to United  Gaming,  Inc.
        (incorporated herein by reference to Alliance's Form 8-K dated August 11,1994).

10.36 Escrow Agreement, dated as of August 11, 1994, among United Gaming Rainbow, Inc., The Rainbow Casino Corporation, John A. Barrett, Jr., Leigh Seippel and Butler, Snow, O'Mara, Stevens & Cannada, together with Agreement dated February 7, 1994, as amended July 11, 1994 between Rainbow Casino-Vicksburg Partnership, L.P. and the City of Vicksburg, Mississippi (incorporated herein by reference to Alliance's Form 8-K dated August 11, 1994).

10.37   Employment  Agreement  between United  Gaming,  Inc.  and
        Johnann McIlwain (incorporated herein by reference to Alliance's Form 10-K for the year ended June 30, 1994).*

10.38   Employment  Agreement,  dated August  15,  1994,  between
        Alliance and Steve Greathouse (incorporated herein by reference to Alliance's Form S-3 Registration Number 33-
        58233).*

10.39   Warrant   Agreement,  dated  August  15,  1994,   between
        Alliance and Steve Greathouse (incorporated herein by reference to Alliance's Form S-3 Registration Number 33-
        58233).

10.40   Agreement, dated September 1, 1994, between Alliance  and
        Craig   Fields  (incorporated  herein  by  reference   to
        Alliance's Form S-3 Registration Number 33-58233).*


Exhibit
Number  Description
10.41   Warrant  Agreement,  dated  September  1,  1994,  between
        Alliance   and  Craig  Fields  (incorporated  herein   by
        reference to Alliance's Form S-3 Registration Number  33-
        58233).*

10.42   Agreement,  dated  March 20, 1995, between  Alliance  and
        Joel  Kirschbaum   (incorporated herein by  reference  to
        Alliance's Form S-3 Registration Number 33-58233).*

10.43 Letter Agreement, dated March 29, 1995, among United Gaming Rainbow, RCC, Leigh Seippel, John A. Barrett, Jr. and Butler, Snow, O'Mara, Stevens & Cannada (incorporated herein by reference to Alliance's Form 8-K dated March 29, 1995).

10.44   Class  A  Note Payable, dated March 29, 1995,  issued  by
        RCVP to United Gaming Rainbow (incorporated herein by reference to Alliance's Form 8-K dated March 29, 1995).

10.45   Class  B  Note Payable, dated March 29, 1995,  issued  by
        RCVP to United Gaming Rainbow (incorporated herein by reference to Alliance's Form 8-K dated March 29, 1995).

10.46   Class  B  Note Payable, dated March 29, 1995,  issued  by
        RCVP to National Gaming Mississippi, Inc. (incorporated herein by reference to Alliance's Form 8-K dated March
        29, 2995).

10.47 Release, dated March 29, 1995, by United Gaming Rainbow and Alliance and their affiliates of RCC, Rainbow Development Corporation, John A. Barrett, Jr. and Leigh Seippel and their affiliates (other than RCVP) (incorporated herein by reference to Alliance's Form 8-K dated March 29, 1995).

10.48 Release, dated March 29, 1995, by RCC Rainbow Development Corporation, John A. Barrett, Jr. and Leigh Seippel and their affiliates (other than RCVP) of United Gaming Rainbow and Alliance and their affiliates (incorporated herein by reference to Alliance's Form 8-K Dated March 29, 1995).

10.49   Agreement, dated March 31, 1995 between Anthony  DiCesare
        and   Alliance   Gaming  Corporation   (incorporated   by
        reference to exhibit 10.54 to Form S-2 registration statement, registration Number 333-02147).*

10.50 Trademark License Agreement, dated November 11, 1991 between Bally Manufacturing Corporation and Bally Gaming International, Inc. (incorporated herein by reference to exhibit 10(i)(d) included in BGII's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

10.51 Amended and Restated Trademark License Agreement, dated July 8, 1992, by and between Bally Gaming International, Inc. and Bally Manufacturing Corporation (incorporated herein by reference to exhibit 10(i)(d) included in BGII's Registration Statement on Form S-1 No. 33-48347 filed on July 9, 1992).


Exhibit
Number  Description
10.52 Agreement dated January 8, 1993 by and between Bally Gaming International, Inc. and Bally Manufacturing Corporation (incorporated herein by reference to exhibit 10(i)(p) included in BGII's Annual Report on Form 10-K for the period ended December 31, 1992).

10.53   Second  Amendment  to  Trademark  License  Agreement  and
        Settlement Agreement, dated March 31, 1995, by and between Bally Entertainment Corporation and Bally Gaming International, Inc. (incorporated herein by reference to Exhibit I, included in BGII's Current Report on Form 8-K dated April 3, 1995).

10.54 Third Amendment to Trademark License Agreement and Settlement Agreement, dated May 10, 1996, by and between Bally Entertainment Corporation, Alliance Gaming Corporation and BGII Acquisition Corp. (incorporated by reference to exhibit 10.77 to S-2 Registration Statement No. 333-02147).

10.55   1991  Incentive Plan of Bally Gaming International,  Inc.
        (incorporated herein by reference to exhibit 10(iii)(a) included in BGII's Registration Statement No. 33-42227 on Form S-1, effective November 8, 1991).*

10.56 Amendment No. 1 to the 1991 Incentive Plan of Bally Gaming International, Inc. effective February 6, 1992 (incorporated herein by reference to exhibit 10(iii)(b) included in BGII's Registration Statement No. 33-42227 on Form S-1 effective November 1, 1991).*

10.57 Amendment No. 2 to 1991 Incentive Plan of Bally Gaming International, Inc. (incorporated herein by reference to exhibit 99(e) included in BGII's Registration Statement No. 33-71154 on Form S-3 filed on November 1, 1993).*

10.58   Amendment  No  3 to 1991 Incentive Plan of  Bally  Gaming
        International, Inc. (incorporated by reference  to  Annex
        III of S-4 registration statement No. 333-01527).*

10.59 1991 Non-Employee Directors' Option Plan of Bally Gaming International, Inc. (incorporated herein by reference to exhibit 10(iii)(f) included in BGII's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).*

10.60   Amendment  No.  1  to  the  1991 Non-Employee  Directors'
        Option Plan of Bally Gaming International, Inc. (incorporated herein by reference to exhibit 10(iii)(g) included in BGII's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).*

10.61   Amendment  No.  2  to  the  1991 Non-Employee  Directors'
        Option   Plan   of   Bally  Gaming  International,   Inc.
        (incorporated by reference to S-4 registration  statement
        No. 333-01527.*

10.62   Amendment  No.  3  to  the  1991 Non-Employee  Directors'
        Option   Plan   of   Bally  Gaming  International,   Inc.
        (incorporated   by  reference  to   Annex   IV   of   S-4
        registration statement No. 333-01527).*


Exhibit
Number  Description
10.63 Award Agreement (Performance Units), dated June 8, 1994, by and between Hans Kloss and Bally Gaming International, Inc. (incorporated herein by reference to exhibit 10(iii)(h) included in BGII's Annual Report on Form 10-K for the period ended December 31, 1994).*

10.64 Bally Gaming International, Inc. 1994 Stock Option Plan for Non-Employee Directors, as amended (incorporated herein by reference to exhibit 10(iii)(k) included in BGII's Annual Report on Form 10-K for the period ended December 31, 1994).*

10.65 Employment Agreements, as amended, between Hans Kloss and each of Bally Wulff Automaten GmbH and Bally Wulff Vertriebs GmbH (incorporated herein by reference to exhibit 10(iii)(b) included in BGII's Registration Statement No. 33-42227 on Form S-1, effective November 3, 1991).*

10.66 Third Amendments, dated June 2, 1993, to Employment Agreements between Hans Kloss and each of Bally Wulff
        Automaten GmbH and Bally Wulff Vertriebs GmbH (incorporated herein by reference to exhibit 99(c) included in BGII's Registration Statement No. 33-71154 on Form S-3 filed on November 1, 1993).*

10.67 Employment Agreement, effective as of May 15, 1993, between Bally Gaming International, Inc., Bally Gaming, Inc. and Hans Kloss and Bally Gaming International, Inc. (incorporated herein by reference to exhibit 99(b) included in BGII's Registration Statement No. 33-71154 on Form S-3 filed on November 1, 1993).*

10.68 Amendment, dated June 8, 1994, to the Employment Agreement effective as of May 15, 1993, between Hans Kloss and Bally Gaming International, Inc. (incorporated herein by reference to exhibit 10(iii)(q) included in BGII's Annual Report on Form 10-K for the period ended December 31, 1994).*

10.69 Employment Agreement, dated as of March 24, 1995, between Scott D. Schweinfurth and Bally Gaming International, Inc. (incorporated herein by reference to exhibit 10(iii)(z) included in BGII's Annual Report on Form 10-K/A for the period ended December 31, 1994).*

21 Subsidiaries of the Registrant (incorporated by refrence to Form S-2 Registration Statement Registration No. 333-02147)

23.1    Consent of KPMG Peat Marwick LLP.

27      Financial Data Schedule


*    Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K:

     There were no reports filed on Form 8-K for the three months ended June 30, 1996.

(c)  See Item 14(a)(3) above.

(d)  See Item 14(a)(2) above.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE GAMING CORPORATION                          DATED: September 26,  1996



By   /s/ Steve Greathouse
     Steve Greathouse, Chairman of
     the Board of Directors, President
     and Chief Executive Officer
     (Principal Executive Officer)




By   /s/ Scott D. Schweinfurth
     Scott D. Schweinfurth, Sr. Vice
        President and Chief
         Financial Officer
     (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                            Title                         Date



/s/ Joel Kirschbaum             Director                      September 26, 1996
Joel Kirschbaum


/s/ Alfred H. Wilms             Director                      September 26, 1996
Alfred H. Wilms


/s/Anthony DiCesare             Director                      September 26, 1996
Anthony DiCesare


/s/ Craig Fields                Vice Chairman of the Board    September 26, 1996
Dr. Craig Fields


/s/ David Robbins               Director                      September 26, 1996
David Robbins


/s/ Jacques Andre               Director                      September 26, 1996
Jacques Andre













                  INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Alliance Gaming Corporation:

We have audited the accompanying consolidated balance sheets of Alliance Gaming Corporation and subsidiaries as of June 30, 1995 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Gaming Corporation and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1996, in conformity with generally accepted accounting principles.




                                            KPMG Peat Marwick LLP





Las Vegas, Nevada
September 16, 1996










          ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                           (In 000's)

                             ASSETS

                                             June 30,              June 30,
                                               1995                  1996
Current assets:
  Cash and cash equivalents                $  13,734               $ 48,057
 Securities available for sale                23,680                    ---
   Accounts and notes receivables,
     net of allowance for doubtful
     accounts of $886 and $17,727              3,316                 93,502
   Inventories, net:
       Raw materials and work-in-process         ---                 14,453
       Finished goods                            714                 27,203
   Other current assets                        4,665                  8,354
 Total current assets                         46,109                191,569

Long-term notes receivables,
   net of allowance for doubtful
   accounts of  $773 and $1,770                5,309                 14,184

Property, plant and equipment, at cost:
   Land and improvements                      17,296                 20,336
   Buildings and leasehold improvements       14,224                 29,819
   Gaming equipment                           36,396                 42,459
   Furniture, fixtures and equipment          11,582                 15,614
   Less  accumulated depreciation
     and amortization                        (29,146)               (30,144)
Property, plant and equipment, net            50,352                 78,084

Excess of costs over net assets of
  acquired businesses,net of accumulated
  amortization of $585 and $422                3,842                 60,292
Intangible assets, net of accumulated
  amortization of $5,516  and $5,216          12,405                 20,247
Deferred tax assets                            1,399                  5,459
Other assets, net of reserves
  of $0 and $1,585                             6,932                  5,669

                                            $126,348               $375,504





                             (Continued)






  See accompanying notes to consolidated financial statements.


          ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS - (Continued)

                  (In 000's, except share data)

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                June 30,              June 30,
                                                  1995                  1996
Current liabilities:
 Accounts payable                              $  1,758              $ 16,479
 Accrued liabilities                              8,610                38,304
 Current maturities of long term debt             3,995                25,777
    Total current liabilities                    14,363                80,560

Senior Secured Notes, net of unamortized
 discount of  $3,071                                ---               150,929
Other long term debt, less current
 maturities                                      97,402                14,638
Deferred tax liabilities                          1,399                 4,731
Other  liabilities                                2,556                 2,100
     Total liabilities                          115,720               252,958

Commitments and contingencies

Minority  interest                                  643                 1,148

Series B Special Stock, $.10 par value, $100
  liquidation value; 684,551  shares issued
  and outstanding in 1996, net of  discount         ---                51,552

Stockholders' equity:
 Common Stock, $.10 par value; 175,000,000
   shares authorized;11,654,000  shares and
   31,763,000 shares issued and  outstanding      1,165                 3,176
 Initial  Series  Special  Stock,  $0.10
   par  value;  10,000,000 shares of Special
   Stock   authorized;  1,333,333   shares
   issued   and outstanding in 1995                 133                   ---
 Series E  Special Stock, $100 liquidation
   value;113,160 shares issued and outstanding
   in 1996                                          ---                11,316
 Additional paid-in capital                      32,134               139,031
 Unrealized loss on securities available
    for  sale                                      (316)                  ---
 Cumulative translation adjustment                  ---                  (287)
 Accumulated deficit                            (23,131)              (83,390)
    Total stockholders' equity                    9,985                69,846

                                               $126,348              $375,504





  See accompanying notes to consolidated financial statements.


          ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS

              (In 000's, except per share amounts)


Years Ended June 30,
                                       1994          1995          1996
Revenues:
    Gaming machine operations        $102,830      $106,827      $109,938
    Casino operations                  15,679        21,287        45,097
    Food and beverage sales             4,480         3,847         3,412
    Equipment and systems sales            65            27        13,778
    Other revenues                        ---           ---           153
                                      123,054       131,988       172,378
Costs and expenses:
     Cost of gaming machine
       operations                      76,332        79,875        84,212
     Cost of casino operations         11,871        11,436        19,538
     Cost of food and beverage          3,084         2,795         2,508
     Cost of equipment and
       systems sales                       20            12         9,235
     Selling, general and
       administrative                  22,629        28,249        30,620
     Provision for doubtful
       receivables                        705           400         1,020
 Depreciation and amortization          9,530         9,520        10,988
     Direct merger costs                  ---         1,669        55,843
 Unusual items                          6,351         2,293         5,498
                                      130,522       136,249       219,462

Operating loss                         (7,468)       (4,261)      (47,084)

Other income (expense):
    Interest income                     2,084         2,798         1,571
    Interest expense                   (6,830)       (8,133)       (8,897)
    Royalty fees                          ---          (810)       (4,070)
    Minority interest in income          (506)         (397)         (963)
    Other, net                           (167)          317           301

Loss before income taxes              (12,887)      (10,486)      (59,142)

Income tax provision                     (241)         (265)         (755)

Net loss                              (13,128)      (10,751)      (59,897)

Special Stock dividends                   ---           ---          (362)

Net loss applicable to common
  shares                            $ (13,128)    $ (10,751)    $ (60,259)

Net  loss  per  common share         $  (1.28)      $ (0.95)      $ (4.64)

Weighted average common shares
  outstanding                          10,251        11,300        13,000

  See accompanying notes to consolidated financial statements.


          ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                           (In 000's)

                                                  Initial Series            Retained                          Total
                                                   and Series E  Additional Earnings  Unrealized Cumulative   Stock-
                                   Common Stock    Special Stock  Paid-in    (Accum.   Loss on   Translation  holders'
                                  Shares Dollars  Shares  Dollars  Capital   Deficit) Securities Adjustment   Equity
Balance at June 30, 1993          10,000  $1,001       -    $  -   $20,917       $748     $   -     $   -    $22,666

Net loss                               -       -       -       -         -    (13,128)        -         -    (13,128)
Shares issued for acquisition        112      11       -       -       238          -         -         -        249
Common stock warrants issued           -       -       -       -       116          -         -         -        116
Cost of private placement              -       -       -       -      (201)         -         -         -       (201)
Net change in unrealized loss on
  securities available for sale        -       -       -       -         -          -      (421)        -       (421)
Issuance of Initial Series
  Special Stock                        -       -   1,333     133     4,866          -         -         -      4,999
Shares issued upon exercise of
  options                            394      39       -       -       780          -         -         -        819

Balance at June 30, 1994          10,506   1,051   1,333     133    26,716    (12,380)     (421)        -     15,099

Net loss                               -       -       -       -         -    (10,751)        -         -    (10,751)
Shares issued for acquisition        712      71       -       -     3,683          -         -         -      3,754
Compensatory stock issued            250      25       -       -     1,288          -         -         -      1,313
Net change in unrealized loss on
  securities available for sale        -       -       -       -         -          -       105         -        105
Shares issued upon exercise of
  options                            186      18       -       -       447          -         -         -        465

Balances at June 30, 1995         11,654   1,165   1,333     133    32,134    (23,131)     (316)        -      9,985

Net loss                               -       -       -       -         -    (59,897)        -         -    (59,897)
Shares issued for acquisition
  and related financing            2,145     215                     7,496          -         -         -      7,711
Initial Series Special Stock
  converted into common stock      1,333     133  (1,333)   (133)        -          -         -         -          -
Conversion of subordinated
  debentures                      15,136   1,513     113  11,316    95,151          -         -         -    107,980
Common stock issued in
  private placement                1,495     150       -       -     4,250          -         -         -      4,400
Special Stock dividend                 -       -       -       -         -       (362)        -         -       (362)
Net change in unrealized loss on
  securities available for sale        -       -       -       -         -          -       316         -        316
Foreign currency translation
  adjustment                           -       -       -       -         -          -         -      (287)      (287)

Balances  at  June 30, 1996      31,763   $3,176     113 $11,316  $139,031   $(83,390)     $  -     $(287)   $69,846


  See accompanying notes to consolidated financial statements.

          ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (In 000's)
                                             Years Ended June 30,
                                                  1994          1995          1996
Cash flows from operating activities:
  Net loss                                     $(13,128)     $(10,751)     $(59,897)
  Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
    Depreciation and amortization                 9,530         9,520         10,988
    Amortization of debt discounts                  292           297            245
    Loss on abandoned casinos and taverns         6,351           ---            ---
    Loss on conversion of convertible
      debentures                                    ---           ---         30,079
    Write down of other assets                    1,817         2,796          6,095
    Loss on sale of assets                          ---           ---            105
    Provision for losses on receivables             705           400          1,020
    Other                                           ---         1,282          1,544
  Change in operating assets and liabilities,
  net of effects of businesses acquired:
    Accounts and notes receivable                (1,260)        1,345         (5,934)
    Inventories                                      78           (40)         5,844
    Other current assets                           (626)          255            (95)
    Accounts payable                                269          (447)        (1,889)
    Accrued    liabilities                        3,774        (2,355)        12,780
       Net cash provided by
       operating activities                       7,802         2,302            885

Cash flows from investing activities:
  Acquisition of businesses,
    net of cash acquired                            ---         2,481        (79,209)
  Additions to property, plant and equipment     (5,385)       (8,887)        (8,101)
  Proceeds from disposal of property and
    equipment                                     1,466           351          2,282
  Net (purchases) sales of securities
    available for sale                          (12,910)      (11,086)        13,516
  Other                                          (9,210)       (5,852)        (5,091)
     Net cash used in investing activities      (26,039)      (22,993)       (76,603)

Cash flows from financing activities:
  Proceeds from long-term debt,
    net of expenses                              81,984           ---        145,420
  Reduction of long-term debt                   (41,776)       (3,125)       (51,446    )
  Issuance of common stock warrants                 116           ---            ---
  Issuance of Series B Stock, net of discount       ---           ---         15,000
  Fees paid for conversion of convertible
    debentures                                      ---           ---         (3,333)
  Issuance of special stock, net of costs         4,799           ---            ---
  Issuance of common stock                          619           465          4,400
     Net cash provided by (used in) financing
       activities                                45,742        (2,660)       110,041

Cash and cash equivalents:
  Increase (decrease) for  year                  27,505       (23,351)        34,323
  Balance, beginning of year                      9,580        37,085         13,734
  Balance, end of year                         $ 37,085      $ 13,734       $ 48,057

  See accompanying notes to consolidated financial statements.


              ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended June 30, 1994, 1995 and 1996

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND DESCRIPTION OF  BUS
      INESS

     Description of business

     Alliance Gaming Corporation (the "Company") is a diversified gaming company. As part of its long-term growth strategy, the Company acquired Bally Gaming International, Inc. ("BGII") by merger ("the Merger") which was consummated on June 18, 1996 and as a result, BGII became a wholly owned subsidiary of the Company.

     The  Company,  through the trade names Bally Gaming, Bally  Systems
     and   Bally   Wulff,  is  a  leading  designer,  manufacturer   and
     distributor of electronic gaming machines,and also designs, assembles and sells computerized monitoring systems for slot and video gaming machines which provide casino operators with on-line real time accounting, security, maintenance and player tracking capabilities. In addition, the Company is the largest gaming machine operator in Nevada, where it operates approximately 5300 gaming machines (primarily video poker and slot machines), and is the exclusive operator of approximately
     700 video poker machines at the only racetrack and ten associated off-track betting parlors (OTBs) in the greater New Orleans area.
     The Company also owns and operates a small casino in each of Vicksburg, Mississippi and Sparks/Reno, Nevada.

     Principles of consolidation

     The  accompanying  consolidated financial  statements  include  the
     accounts   of   Alliance  Gaming  Corporation,   its   wholly-owned
     subsidiaries and its partially owned, controlled subsidiaries.   In
     the case of Video Services, Inc. ("VSI"), the Company owns 490 shares of class B voting stock, which constitutes 100% of the voting stock. The Company is entitled to receive 71% of dividends declared by VSI, if any, at such time that dividends are declared. In July 1994, the Company acquired a 45% limited partnership interest in the Rainbow Casino-Vicksburg Partnership ("RCVP"). Accordingly, the Company accounted for its investment in this partnership under the equity method until March 29, 1995 at which
     time   the   Company  assumed  the  general  partnership  interest.
     Effective March 29, 1995, the results of operations of the  Rainbow
     Casino   have   been  included  in  the  accompanying  consolidated
     financial  statements.  Effective June 18,  1996,  the  results  of
     operations   of  BGII  have  been  included  in  the   accompanying
     consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.

     Cash, cash equivalents and securities available for sale

     Cash   equivalents  consist  of   highly  liquid  debt  instruments
     purchased with an original maturity of three months or less and are carried at cost, which approximates market value.

     Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities," requires that, except for debt securities classified as "held-to-maturity" securities, investments in debt and equity securities should be reported at fair market value. The Company designates certain securities as being available for sale at the time of purchase. The Company determines which securities are available for sale by evaluating whether such securities would be sold in response to liquidity needs, asset/liability management and other factors. Securities available for sale are recorded at market value with the resulting unrealized gains and losses being recorded, net of tax, as a component of stockholders' equity. Gains or losses on these securities are determined using the specific identification method.


     Inventories

     Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Cost elements included for work-in-process and finished goods include raw materials, freight, direct labor and manufacturing overhead.

     Property, plant and equipment

     Depreciation and amortization of property, plant and equipment is provided over the estimated useful lives or lease terms, if less, using the straight line method as follows:

               Buildings and improvements         30-39 years
               Gaming equipment                     5-7 years
               Furniture, fixtures and equipment   3-10 years
               Leasehold improvements              5-20 years

     Significant replacements and improvements are capitalized; other maintenance and repairs are expensed. The cost and accumulated depreciation of assets retired or otherwise disposed of are eliminated from the accounts and any resulting gain or loss is credited or charged to income as appropriate.

     Excess of costs over net assets of acquired businesses

     Excess of costs over net assets of an acquired business is the excess of the cost over the fair value of net assets of acquired businesses and is generally amortized on the straight-line method over a period of 40 years.

     Intangible assets

     Intangible assets consist primarily of costs associated with the acquisition of location leases which are capitalized and amortized using the straight-line method over the terms of the leases, ranging from one to 40 years, with an average life of approximately 11 years, and deferred issuance costs for financing which are amortized over the life of the related financing.

     In July 1992, BGII reached an agreement for an exclusive license until December 31, 2005, subject to extension, of a patent relating to the use of credit cards in gaming machines, and acquired 1% of the stock of Scotch Twist, Inc., a private company which granted this license, in exchange for consideration paid by BGII. The licensing agreement requires the Company to commit $1.2 million in research and development costs related to the patent plus any costs related to obtaining required regulatory approvals and licenses. Since July 1992, approximately $1 million has been expensed relative to this commitment.

     Other Assets

     Other assets includes assets held for sale, long-term deposits and other non-current assets. In fiscal year 1993 the Company paid a $2,500,000 refundable deposit to the owner of certain grocery stores as part of a ten year agreement to operate gaming devices at their locations.

     Estimates

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


     Impairment recognition

     As required by Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"), management evaluates the carrying value of all long-lived assets to determine recoverability based on an analysis generally of non-discounted cash flows. Based on its most recent analysis, management believes that no material impairment in the value of long-lived assets exists at June 30, 1996.

     Revenue recognition

     In accordance with industry practice, the Company recognizes gaming revenues as the net win from gaming machine operations, which is the difference between coins and currency deposited into the machines and payments to customers and, for other games, the difference between gaming wins and losses. The Company recognizes total net win from gaming devices as revenues for gaming machine operations which operate under revenue-sharing arrangements and revenue-sharing payments as a cost of gaming machine operations.

     The Company sells equipment and systems on normal credit terms (90 days or less), over longer term installments of up to 36 months or more or through payments from the net winnings of the machines until the purchase price is paid. Revenue from sales of gaming machines and recreational and amusement equipment is normally recognized at the time products are shipped and title has passed to the customer. Revenue from sales of software included in computerized monitoring systems is recognized at the time the system is accepted by the customer, which normally coincides with installation of the equipment. Revenue from sales of hardware included in computerized monitoring systems is recognized at the time the product is shipped.

     Location rent expense

     The Company recognizes expenses for fixed, periodic rental payments (including scheduled increases) made in connection with space lease arrangements or sublease agreements in its gaming machine operations unit on a straight line basis over the terms of the agreements including any extension periods which are expected to be exercised. Contingent periodic rental payments are expensed in the period incurred.

     Foreign currency translation

     The functional currency of the Company's German subsidiaries is the German Deutsche Mark. Assets and liabilities of the German subsidiaries are translated at the rate of exchange at the end of the period, and the statements of operations are translated at the average rate of exchange for the period. Translation adjustments are reflected as a separate component of stockholder's equity. Gains and losses on foreign currency transactions are included in net income.

     Stock-based employee compensation awards

     The Company accounts for its stock-based employee compensation awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price on date of grant, no compensation expense is recognized.

     In 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") was issued which will be effective for the Company's year ending June 30, 1997. SFAS No. 123 provides alternative accounting treatment to APB No. 25 with respect to stock-based compensation and requires certain additional disclosures, including disclosures if the Company elects not to adopt the measurement and recognition criteria of SFAS No. 123. At this point, the Company does not anticipate adopting the measurement and recognition criteria of SFAS No. 123 and therefore in future years would expect to provide the required additional disclosures in the footnotes to the consolidated financial statements.

     Income taxes

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

     Taxes on income of the Company's German subsidiaries are provided at the tax rates applicable to the tax jurisdictions in Germany, as the German subsidiaries file separate German income tax returns.

     Loss per share of common stock

     Loss per share of common stock has been computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding. Fully diluted earnings per share is not presented because the effect of the common stock equivalents would be anti-dilutive.

     Reclassifications

     Certain reclassifications have been made to prior year financial statements to conform with the current year presentation.

2.   ACQUISITIONS

     BGII

     On June 18, 1996, the Company completed the acquisition of all the outstanding shares of BGII. The consideration paid consisted of approximately $77,243,000 in cash, $2,957,000 in the Company's common stock and $36,571,000 in the Company's Series B Special Stock which totaled $11.84 per share for the 9,855,500 shares of BGII outstanding (excluding the 1,000,000 shares beneficially owned by the Company). The acquisition has been accounted for as a purchase and the results of operations of BGII have been included in the consolidated financial statements beginning on June 18, 1996. The purchase price was allocated based on estimated fair values at the date of the acquisition. At June 30, 1996, the excess of purchase price over the BGII assets acquired was approximately $58,292,000 which is being amortized on a straight-line basis over 40 years.

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and BGII as if the acquisition had occurred at July 1, 1994, with pro forma adjustments to give effect to amortization of goodwill, net increase in interest expense resulting from the issuance of the Company's Senior Secured Notes, the payoff of the BGII Senior Secured Notes and the impact of the exchange offer for the Old Convertible Debentures (for further discussion see "Debt and Lines of Credit") and certain other adjustments, together with related income tax effects:

                                                   Years ended June 30,
                                                   1995            1996
                                           (In 000's, except per share amounts)

     Revenues                                  $385,121         $396,050
     Net loss applicable to common shares       (23,942)         (26,480)
     Net loss per common share                  $(0.80)          $(0.83)

     The Company incurred direct merger costs of $1,669,000 and $55,843,000 during the fiscal years ended June 30, 1995, and 1996, respectively. The direct merger costs have been presented separately in the Company's consolidated statements of operations, as management believes that such presentation provides additional relevant information. Direct merger costs include the $30,079,000 non-cash accounting loss on the exchange offer component of the financing for the merger plus legal, accounting, transaction financing fees, public and investor relations, printing costs and related costs.

     Rainbow Casino

     On March 29, 1995, the Company consummated certain transactions whereby the Company acquired from Rainbow Casino Corporation("RCC") the controlling general
     partnership   interest  in  RCVP  and  increased  its   partnership
     interest. In exchange for the commitments by NGM, a subsidiary of National Gaming Corporation, and the Company to provide additional financing (up to a maximum of $2.0 million each) to be used, among other things for the completion of certain incomplete elements of the project which survived the opening of the casino (which RCC was to have been responsible for, but failed to complete) and for a $0.5 million payment to HFS as a waiver fee, and a commitment by
     the  Company   to  fund any additional capital  necessary  for  the
     completion, upgrading or working capital of the project, the following occurred: (i) a subsidiary of the Company became the general partner and RCC became the limited partner and (ii) the respective partnership interests were adjusted. Pursuant to the transactions consummated on March 29, 1995, RCC is now entitled to receive 10% of the net available cash flows after debt service and other items, as defined (which amount increases to 20% of such
     amount   if  revenues  exceed  $35.0  million  but  only  on   such
     incremental amount), for a period of 15 years, such period being subject to one year extensions for each year in which a minimum payment of $50,000 is not made. Also, the Company's 5.2% royalty on gross revenues was terminated on the date it became the general
     partner.   In  addition, if during any continuous  12-month  period
     until December 31, 1999 the casino achieved earnings from the project of at least $10.5 million before deducting depreciation, amortization, royalty and income taxes, then the Company would be obligated to make a one time payment to certain principals of the original partnership of an amount aggregating $1.0 million in cash or shares of the Company's common stock 180 days after the occurrence. The casino has achieved the required earnings as adjusted in the twelve-months ended March 31, 1996, and the Company intends to make the required payment in cash by September 27, 1996.

3.   SEGMENT INFORMATION

     As  a  result  of  the merger with BGII, the Company  now  has operations based in Germany and the United States. As the operations from BGII were consolidated for only the last twelve days of the fiscal year, the geographic segment information related to the statements of operations is not material and has not been presented. The table below presents information as to the Company's identifiable assets by geographic region at June 30, 1996:

                                   (In 000's)
          Germany                  $ 101,767
          United States              288,884
          Eliminations              (15,147)
          Consolidated             $ 375,504

     The German operation's customers are a diverse group of operators of arcades, hotels, restaurants and taverns, primarily in Germany. Bally Gaming and Systems' customers are primarily casinos and gaming machine distributors in the United States and abroad. Receivables of the German operations and Bally Gaming and Systems are generally collateralized by the related equipment. See "Concentration of Credit Risk."

4.   RECEIVABLES

     The Bally Gaming and Systems business unit grants certain customers extended payment terms under contracts of sale. These contracts are generally for terms of one to three years, with interest at prevailing rates, and are generally collateralized by the related equipment sold although the value of such equipment, if repossessed, may be less than the receivable balance outstanding. See "Concentration of Credit Risk." The Company's Nevada gaming machine operations from time to time make loans to location operators in order to participate in revenues over extended periods of time. The loans, made for build-outs, tenant improvements and initial operating expenses are, generally secured by the personal guarantees of the operators and the locations' assets. The majority of the loans are interest bearing and are expected to be repaid over a period of time not to exceed the life of the revenue sharing arrangement. The loans have varying payment terms requiring payments to be made either weekly or monthly. Interest rates on the loans range from prime plus 1.50% to stated rates of 8% to 11% with various due dates ranging from July 1996 to April 2007. The loans are expected to be repaid from the locations' cash flows or proceeds from the sale of the leaseholds to new operators.

     The following table represents, at June 30, 1996, scheduled collections of accounts and notes receivable (net of allowances for doubtful accounts) by fiscal year:

                                     (In 000's)
          1997                        $93,502
          1998                          8,560
          1999                          2,366
          2000                            817
          2001                            562
          Thereafter                    1,879
          Total                      $107,686

5.   DEBT AND LINES OF CREDIT

     Long-term debt and lines of credit at June 30, 1995 and 1996 consist of the following:

                                                            1995          1996

                                                                 (In 000's)
     12 7/8%  Senior Secured Notes due 2003, net of
         unamortized discount of  $3,071,000             $   ---        $150,929
     7.5% Convertible subordinated debentures due
         2003, unsecured                                  85,000           1,642
     Hospitality Franchise Systems note payable,
         secured by the assets of the Rainbow Casino       9,065           7,864
     Subordinated note payable to stockholder, net of
         discount of $747,619 in 1995 and $511,528
         in 1996, secured by the assets of VSI             3,309           2,268
     Bally Wulff  revolving lines of credit                  ---          13,664
     Bally Gaming and Systems revolving line of credit       ---           7,525
     Other, secured by related equipment                   4,023           7,452
                                                         101,397         191,344
     Less current maturities                               3,995          25,777
     Long-term debt, less current maturities             $97,402        $165,567


     In   June  1996,  the  Company  completed  a  public  offering   of
     $154,000,000 aggregate principal amount of its 12 7/8% Senior Secured Notes due 2003 (the "Senior Secured Notes") as part of the financing of the BGII merger. Interest on the Senior Secured Notes is payable semi-annually in arrears on June 30 and December 30 of each year, commencing December 30, 1996. The Senior Secured Notes will mature on June 30, 2003. The Senior Secured Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after June 30, 2000 at the redemption prices of 104.292% in 2000, 102.146% in 2001 and 100% thereafter plus accrued and unpaid interest, if any, to the date of redemption. Upon the occurrence of a change of control as defined in the indenture, the Company is required to make an offer to repurchase the Senior
     Secured Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. The Senior Secured Notes are secured by an exclusive pledge of the equity interests directly or indectly held by the Company in its subsidiaries, except for the equity interests in BGII and its subsidiaries, but including the equity interests in Alliance Holding Company ("Holding"), which was formed to hold the equity interests of BGII and its subsidiaries. The Senior Secured
     Notes are fully and unconditionally guaranteed on a joint and several senior basis by each present and future subsidiary as defined, of the Company, other than (i) the partially-owned entities through which the Company's Mississippi casino and Louisiana gaming machine operations are conducted and (ii) specified entities through which the Company's German operations are conducted. The Indenture for the Company's Senior Secured Notes contains various limitations on incurrence of additional indebtedness, on restricted payments and on dividends and payment restrictions on subsidiaries.

     In September 1993, the Company completed the private placement of $85,000,000 aggregate principal amount of its 7.5% Convertible Subordinated Debentures ("Old Convertible Debentures") due 2003. The debentures pay interest semi-annually on March 15 and September
     15. These debentures are convertible at any time into shares of the Company's common stock at a conversion price of $10 per share (equivalent to a conversion rate of 100 shares per $1,000 principal amount of debentures), subject to adjustment. In June 1996, in response to a solicitation from the Company, the debenture holders exchanged $83,358,000 aggregate principal amount of Old Convertible Debentures for a like principal amount of its 7.5% Convertible Subordinated Debentures ("New Convertible Debentures") due 2003, which upon the consummation of the Merger automatically converted to either common stock, or at the election of the debenture holder, into Series E Special Stock. Holders of $11,316,000 principal amount of New Convertible Debentures elected to receive Series E Special Stock and $72,042,000 elected conversion into Common Stock. To induce the holders of the Old Convertible Debentures to exchange their debentures for New Convertible Debentures, the Company increased the number of common shares per each $1,000 such debenture holders would receive from 100 shares to 210 shares. This inducement was accounted for in accordance with Statement of Financial Accounting Standards No. 84 "Induced Conversions of Convertible Debt". The non-cash accounting charge for inducement for early conversion, representing the value of the incremental 110 common shares offered, totaled $30,079,000 and has been reflected as additional paid in capital on the balance sheet and in the statements of operations as a direct merger cost. For tax purposes the automatic conversion resulted in a gain on extinguishment of debt. However, this tax gain was primarily offset against the Company's net operating loss carry forwards.

     During 1995, Hospitality Franchise Systems, Inc. ("HFS") agreed to loan $7,750,000 to the Company's majority controlled subsidiary RCVP in connection with the construction of the Rainbow Casino. The loan amount was subsequently increased to $10,000,000. The note bears interest at 7.5% per annum and requires monthly payments of principal and interest over a 24-month period. In exchange for funding this loan, HFS is also entitled to receive a monthly royalty fee based on the casino's gaming revenues of 12% on the first $40.0 million, 11% on the next $10.0 million, and 10% thereafter. The consolidated statement of operations for fiscal years 1995 and 1996 include approximately $810,000 and $4,070,000 of such royalties, respectively.

     In March 1992, Alfred H. Wilms, director and principal stockholder (and then Chairman of the Board of Directors and Chief Executive Officer) of the Company, committed to provide or cause others to provide a $6,500,000 five year subordinated loan to VSI, the Company's controlled subsidiary, which loan has been funded in full and is secured by a subordinated interest in all of VSI's present and future personal property. Until August 1993, the loan required quarterly payments of interest. In August 1993, the loan agreement was amended to extend the maturity of the loan to September 1, 1998 and to require quarterly payments of principal and interest. Interest on the loan accrues at the rate of 200 basis points above the 90-day London Inter Bank Offered Rate, adjusted quarterly. At June 30, 1996 the interest rate for the note was 7.6875%. In September 1996 this note was paid in full.

     During March 1993, the Bally Wulff entities obtained two bank lines of credit for the purpose of financing the acquisition of assets acquired from an independent distributor. The agreements provide for borrowings of DM 16,000,000 (approximately $10,470,000, at June 30, 1996) and DM 2,000,000 (approximately $1,314,000 at
     June 30, 1996), respectively. The DM 2,000,000 line of credit was originally DM 5,000,00 and has been, and will continue to be, reduced by DM 250,000 principal amount per quarter, and expires on March 31, 1998. Borrowings under this line of credit bear interest at 6.95%. The working capital revolving credit line of DM16,000,000 bears interest at a rate tied to an international borrowing rate plus 1% (4.44% at June 30, 1996) and is due on demand. These lines are collateralized by a pledge of the assets acquired. Approximately $10,511,000 was outstanding under these lines at June 30, 1996. In May 1993, the Bally Wulff entities obtained a DM16,300,000 (approximately $10,667,000 at June 30, 1996) revolving line of credit for general working capital purposes. This agreement bears interest at a rate tied to an international borrowing rate plus 1% (4.61% at June 30, 1996) and is due on demand. This line is collateralized by the receivables of the Bally Wulff entities. Approximately $3,153,000 was outstanding under this line at June 30, 1996.

     In March 1993, BGII's domestic subsidiary, Bally Gaming, Inc., obtained a bank revolving line of credit which, as amended, provides for borrowings tied to a percentage of Bally Gaming, Inc.'s eligible (as defined in the credit agreement) inventory and accounts receivable with a maximum borrowing capacity of $15,000,000. Borrowings under this agreement, which expires March 31, 1997, bear interest at one and one-half percent above the bank's prime rate (9.75% at June 30, 1996). The Company must pay an annual facility fee of one-half of one percent of the maximum borrowing capacity and a monthly unused line fee of one-quarter of one percent of the difference between the maximum borrowing capacity and the average daily outstanding balance during any month. This line of credit is collateralized by property, plant and equipment and the eligible inventory and accounts receivable. The agreement and subsequent amendments also contain certain financial and other restrictive covenants, including the maintenance by Bally Gaming, Inc. of specified levels of minimum net working capital, working capital ratio, tangible net worth, net worth ratio, and minimum net income after taxes, all as defined in the credit agreement. Eligible borrowing capacity under this agreement at June 30, 1996 was $15,000,000. Approximately $7,525,000 was outstanding at June 30, 1996.

     Maturities of long-term debt, net of discount, for each of the five fiscal years ending subsequent to June 30, 1996 are as follows:

                                      (In 000's)

          1997                        $25,777
          1998                          6,419
          1997                          2,275
          2000                          1,830
          2001                          1,978
          Thereafter                  153,065
          Total                      $191,344


6.   SERIES B SPECIAL STOCK

          In June 1996, the Company completed an offering of 200,000 shares of its 15% Non-Voting Senior Pay-in-Kind Special Stock, Series B (the "Series B Special Stock"). The Series B Special Stock was also issued as part of the consideration for the Merger. The Series B Special Stock is redeemable at the option of the Company at any time, in whole or in part, at a price per share equal to $100 per share ("Liquidation Value"), plus accrued and unpaid dividends and distributions thereon, if any, to the date of redemption. In addition, the Company is required to redeem all outstanding shares of Series B Special Stock on or prior to June 30, 2004 at $100 per share. Dividends accrue and are cumulative from the date of issuance and are payable quarterly in cash in an amount per share equal to $3.75 (or 15% of liquidation value per annum), except that the Company may elect to pay such dividends in additional shares of Series B Special Stock (or fractions thereof) until June 30, 2003, provided that the portion of any dividends payable in shares of Series B Special Stock after June 30, 2001 will be limited to $2.00 per share (or 8% of liquidation value per annum). The Series B Special Stock sold in the offering and issued as part of the consideration for the Merger was issued at a discount from par, which amount is being amortized and included in the Series B Special Stock dividends. The Series B Special Stock is senior to the Series E Special Stock discussed below.

     All shares of Series B Special Stock are required to be redeemed in cash on the eighth anniversary of the date of initial issuance in an amount equal to the Liquidation Value. If the Company fails to redeem such shares by that date and the holders of Series B Special Stock have not already elected two directors to the Board, then the number of directors constituting the Board of Directors of the Company will be increased by two, and not more than two, and the holders of the shares of Series B Special Stock will have the right until all such shares are redeemed, voting separately as a class, to elect two directors to the Board of Directors. In no event will holders of Series B Special Stock have the right to elect more than two directors in total. In addition, if required redemption is not made or dividends are not paid, no dividends or distributions may be made on the common stock.


7.   STOCKHOLDERS' EQUITY, OPTIONS AND WARRANTS

     Special Stock

     The Company's Articles of Incorporation authorize the issuance of up to 10,000,000 shares of special stock ("Special Stock"). To date, there have been three series of Special Stock issued: the Initial Series, the Series B and the Series E. Special Stock consists of non-voting stock where no holder of the Special Stock shall be entitled to vote at any meeting of stockholders or otherwise, except as may be specifically provided by law or as approved by the Board of Directors in certain limited circumstances at the time of the stock issuance. The Special Stock may be issued from time to time in one or more series, each series having such designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions as shall be stated and expressed in the resolution providing for the issuance of Special Stock or any series thereof adopted by the Board of Directors.

     The Board had designated an initial series of Special Stock as "Non-
     voting  Junior  Convertible  Special  Stock"  which  consisted   of
     1,333,333 shares (the "Initial Series") which were sold to Kirkland
     - Ft. Worth Investment Partners, L.P. ("Kirkland"), pursuant to a Letter Agreement dated June 25, 1993, for $5 million. The Initial Series had certain conditions relating to regulatory licensing, which, when met allowed the holder to convert on a one-for-one basis into shares of common stock. The licensing condition has been met and during fiscal year 1996 Kirkland elected to convert its shares to common stock.

     During fiscal year 1996, the Company issued (a) 484,551 shares of Series B Special Stock to BGII holders as a part of the merger consideration, (b) 200,000 shares of Series B Special Stock in a public offering and (c) 113,160 shares of Series E Special Stock to certain holders of the New Convertible Debentures upon consummation of the Merger.

     Each share of Series E Special Stock will accrue dividends only for the first three years following issuance at an annual rate of 111/2%, payable quarterly in cash or, at the Company's option, in additional shares of Series E Special Stock. The Series E Special Stock are convertible after two years into common stock at an initial conversion price of $5.88 per share (equivalent to a conversion rate beginning at approximately 17.004 shares of common stock per share of Series E Special Stock), subject to adjustment under certain circumstances, and will have a $100 liquidation preference per share. Upon default in the payment of dividends for six consecutive dividend payment dates, the number of directors constituting the Board of Directors of the Company will be increased by two, and the holders of shares of Series E Special Stock will have the right, voting separately as a class with the holders of any parity stock, to elect two directors to the Company's Board. Such right will exist until all dividends accumulated on such shares have been paid or set apart for payment in full. Other than as described above, the holders of shares of Series E Special Stock have no other voting rights except as required by law.

     Stock Option Plans

     In 1984, the Company created an Employee Stock Option Plan (the "1984 Plan") that provides for the issuance of up to 2,000,000 shares of common stock to Company employees and directors. At June 30, 1996, there were incentive stock options covering 10,000 shares and non-qualified stock options covering 207,000 shares outstanding under the 1984 Plan. Generally, options are granted at the fair market value of the Company's Common Stock at the date of the grant and become exercisable over five years.

     In 1992, the Company created the 1991 Long Term Incentive Plan (the "Incentive Plan") that, as amended, provides for the issuance of up to 3,000,000 shares of common stock to Company employees and directors. At June 30, 1996 there were incentive stock options covering 2,318,834 shares outstanding under the Incentive Plan. Generally, options are granted at the fair market value of the Company's Common Stock at the date of the grant and become exercisable over five years.

     Pursuant to the merger agreement, the Company assumed BGII's obligations with respect to each of its outstanding stock options,
     and  such   options   became
     exercisable pursuant to employee election (except for certain identified former executive officers and directors of BGII) for a number of shares of Common Stock equal to the number of shares of BGII common stock subject thereto at an exercise price of $3.80 per share.

     On August 29, 1996, the Board of Directors repriced the exercise price for all current employees and directors to $3.4375 per share which was the closing price of the Company's common stock on June 18, 1996. The closing price of the Company's common stock on August 29, 1996 was $2.50.

     Transactions involving stock options are summarized as follows:

                           Options Outstanding

                                       Shares      Exercise Price

      Balance, June 30, 1993          1,251,850        1.375-8.750
           Granted                      690,500       6.500-10.125
           Exercised                  (393,850)        1.625-4.000
           Canceled                    (58,000)        2.125-4.000

      Balance, June 30, 1994          1,490,500       1.375-10.125
          Granted                     1,598,334        5.750-8.000
          Exercised                   (186,000)        1.375-4.000
          Canceled                    (285,000)       3.500-10.000

      Balance, June 30, 1995          2,617,834        1.625-9.250
          Granted                       689,000          3.80-5.50
          Exercised                         ---                ---
          Canceled                    (621,000)         5.50-7.625

      Balance, June 30, 1996          2,685,834        1.625-8.375

      Exercisable at June 30, 1996    1,464,000        1.625-8.375

     Warrants

     At June 30, 1996, Mr. Wilms held warrants to purchase 2,000,000 shares of Common Stock at $2.50 per share, subject to adjustment. These warrants were issued in connection with the funding of the $6,500,000 five year subordinated loan for VSI.

     Upon  closing  of  the  private placement  of  the  Company's  7.5%
     Convertible  Subordinated  Debentures and  the  $5  million  equity
     investment   in the Initial Series by Kirkland-Ft. Worth Investment
     Partners,  L.P.  ("Kirkland") on September 21,  1993,  the  Company
     issued warrants to purchase up to 2,750,000 shares of Common  Stock at $1.50 per share to Kirkland.  These warrants are exercisable one year  after the grant date and in equal increments only  after  the
     market  price of the Common Stock reaches $11, $13 and $15.   Under
     the  same  terms, the Company issued warrants to purchase 1,250,000 and  30,000 shares of Common Stock to Gaming Systems Advisors, L.P.
     ("GSA") and L.H. Friend, Weinress & Frankson, Inc. ("Friend"), respectively. The Company also issued warrants to purchase 500,000 and  250,000  shares  of Common Stock at $8.25  per  share  to  the initial  purchasers  of the Old Convertible Debentures;  Donaldson,
     Lufkin & Jenrette Securities Corporation ("DLJ") and Oppenheimer  &
     Co.,  Inc.  ("Oppenheimer"),  respectively.  In  fiscal  1995,   in
     connection with the commencement of their employment with the Company, Steve Greathouse, the Company's Chairman of the Board, President and Chief Executive Officer and Dr. Craig Fields, Vice Chairman of the Board were each granted warrants to purchase
     250,000  shares of common stock on the same terms as  the  Kirkland
     warrants  described above.   At the completion of the  Merger,  GSA
     was issued an additional 2,500,000 warrants on the same terms as the original warrants issued to Kirkland described above, Dr. Fields was issued 150,000 stock options, and Cerberus Partners L.P. and certain affiliates of Canyon Partners, Inc. were issued 250,000 warrants.
     As of June 30, 1996, none of the warrants granted to Kirkland, GSA, Friend, Greathouse or Fields are exercisable.

     BGII had issued warrants to purchase 1,200,000 shares of common stock at a purchase price of $12.50 per share expiring on July 29, 1998. In addition, BGII issued warrants to purchase 300,000 shares of BGII common stock at a purchase price of $15 per share, exercisable during a four-year period ending November 11, 1996, to the underwriters of the initial public offering of BGII's common stock, of which 2,000 warrants have been exercised. Pursuant to the merger agreement, the Company has assumed BGII's obligation with respect to each outstanding warrant, and such warrants will be exercisable for the merger consideration per share of BGII common stock subject to such warrants.

      At June 30, 1996, shares of the Company's Common Stock were reserved for future issuance as follows:


                                                          (In 000's)
       Shares underlying stock options issued or
          issuable under the 1984 Plan                        217
       Shares underlying stock options issued or
          issuable under the 1991 Plan                      2,970
       Shares underlying all warrants issued               10,150
       Shares underlying remaining Old Convertible
          Debentures                                          164
       Shares for former BGII option holders                  373
            Total                                          13,874


8.   UNUSUAL ITEMS

     The Company and Casino Magic Corporation, through wholly owned subsidiaries, are members in Kansas Gaming Partners, L.L.C. ("KGP") and Kansas Financial Partners, L.L.C. ("KFP"), both Kansas limited liability companies. Under an option agreement (the "option agreement") granted to KGP by Camptown Greyhound Racing, Inc. ("Camptown") and The Racing Association of Kansas-Southeast ("TRAK Southeast"), KGP has been granted the exclusive right, which right expires on September 13, 2013, to operate gaming machines and/or casino-type gaming at Camptown's racing facility in Frontenac, Kansas if and when such gaming is permitted in Kansas. In December 1994, Camptown received a $3,205,000 loan from Boatmen's Bank which was guaranteed by KFP. The Company and Casino Magic
     Corporation each invested $1,580,000 in KFP which was used to purchase a certificate of deposit to collateralize its guaranty. Construction of Camptown's racing facility has been completed and the facility opened for business in May 1995. The racing facility was closed on November 5, 1995 due to poor financial results. Camptown filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 1996 and has stated an intention to reopen for business following bankruptcy reorganization. Boatmen's Bank demanded payment of the Camptown loan from KFP under the terms of the guaranty. KFP paid the loan and Boatmen's Bank returned KFP's certificate of deposit and KFP assumed Boatmen's Bank's position in the loan to Camptown which is secured by a second mortgage on Camptown's greyhound racing facility in Frontenac, Kansas. TRAK Southeast and Camptown continue to be bound by the Option Agreement. KFP intends to vigorously pursue all of its rights and remedies which may include, among other things, seeking authority from the bankruptcy court to commence a foreclosure action. In the case of a foreclosure action, KFP would be required to assume or pay the existing first mortgage of approximately
     $2,000,000 if KFP becomes the purchaser at any such sale. The Kansas legislature considered gaming bills during the 1996 session although none passed. There can be no assurance that casino-style electronic gaming machines will ever be legalized in Kansas. Management has evaluated this investment and determined it not to be recoverable. The Company fully reserved the net book value of approximately $1,585,000 through a charge to operations in fiscal 1996 which was recorded as an unusual item in the consolidated statement of operations. Management will continue to monitor the status of gaming in Kansas.

     Native American Investments, Inc. ("NAI"), a wholly-owned subsidiary, has a contract to develop Class II and III gaming opportunities with an Indian tribe in California. Class II gaming is subject to the concurrent jurisdiction of the National Indian Gaming Commission ("NIGC") and the applicable Indian tribe. Class III gaming is a residual category composed of all forms of gaming that are not Class I gaming or Class II gaming, including casino style gaming. The contract is subject to negotiations resulting in satisfactory compacts with the state and approval of the contract by the NIGC. The Governor of California has to date refused to negotiate a compact covering Class III electronic gaming machines and house-banked games in California and is currently engaged in related litigation over the scope of gaming issues with certain Indian tribes. There can be no assurance as to the ultimate outcome of these litigation activities or successful completion of any part of the Company's project. On March 27, 1996, the United States Supreme Court ruled that a portion of the Indian Gaming
     Regulatory Act was unconstitutional. As a result, Federal courts cannot oversee negotiations between Indian tribes and state officials. The Company believes that this ruling will have a materially adverse effect upon its Native American casino development activities in California. Accordingly, Management has evaluated this investment and determined it not to be unrecoverable. Management has fully reserved the net book value of approximately $1,794,000 through a charge to operations in fiscal 1996 which was recorded as an unusual item in the consolidated statement of operations. Management will continue to monitor the status of Class II and III gaming in California.

     In fiscal year 1996, Nevada gaming machine operations recorded unusual items totaling $2,119,000. Reserves were increased by $1,369,000 for certain parts inventories which became obsolete and were subsequently disposed of due to the impact of recent technological changes to gaming devices being deployed as a result of the introduction of the new Gambler's Bonus product. In addition an accrual of $750,000 was established to reserve for the present value of the future lease payments for one small casino location for which cash flows received under the participation agreement are currently inadequate to service the building lease paid by the Company.

     During 1995 the Company incurred unusual items consisting of $1,331,000 in compensation expense recognized upon the issuance of 250,000 shares of Common Stock to the Company's President, Chief Executive Officer and Chairman of the Board, in connection with his employment agreement, and $962,000 related to certain service contracts and termination costs.

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

     The decision to withdraw from the tavern business resulted in expenses of approximately $2,638,000 being recognized in fiscal 1994. Approximately $1,813,000 of the total amount was related to the write down of assets while approximately $825,000 represented primarily the present value of the future lease payments net of estimated future sublease income. The Company entered into an agreement to sell all of its tavern locations to an unaffiliated third party which was completed in September 1995.

     In fiscal year 1994 the Company gave notice to terminate a lease at a rural hotel casino, and accrued for certain lease terminate costs totaling $467,500.

9.   INCOME TAXES

     Except for the Bally Wulff entity's operations, the Company generally accounts for income taxes and files its income tax returns on a consolidated basis, including VSI, in which the Company holds 100% of the voting interests.

     The components of the Company's income tax expense for the years ended June 30, 1994, 1995 and 1996 are:

                                      1994    1995   1996
                                           (In 000s)
          Current tax expense:
               U. S. Federal                $  73   $ ---   $ 533
               Foreign                        ---     ---     172
               State                           31     102      50
                                              104     102     755
          Deferred tax expense
               U. S. Federal                  118     163     ---
               State                           19     ---     ---
          Total provision for income taxes  $ 241   $ 265   $ 755


     A reconciliation of the Company's income tax provision as compared to the tax provision calculated by applying the statutory federal tax rate (34%) to the loss before income taxes follows for the years ended June 30, 1994, 1995 and 1996:

                                             1994          1995          1996
                                                        (In 000's)
    Computed   expected  income  tax
      benefit  at  34%                    $(4,202)      $(3,565)     $(20,108)
    Change  in  valuation  allowance        4,385         3,736        (6,453)
    Change in estimates, principally
      due to changes in estimated tax
      depreciation and NOL's                                            1,166
    State income taxes, net of
      federal benefit                          33            67            33
    Tax gain on conversion of debt to
      equity,  net                                                     18,265
    Fair value adjustment to inventories
      at BGII                                                             340
    Acquisition costs not currently
      deductible for tax purposes                                       7,102
    Other, net                                 25            27           410
                                           $  241        $  265        $  755

     The major components of the deferred tax assets and liabilities for the years ended June 30, 1995 and 1996 are presented below.
                                              1995      1996

                                                (In 000's)
     Deferred Tax Assets:
       Net operating loss carry forwards   $12,470    $6,012
       Foreign tax credit carry forwards       ---    13,769
       Inventory obsolescence reserves         179     5,211
       Bad debt reserves                       564     4,630
       Accruals not currently deductible
         for tax purposes                      362     4,325
       Reserves for abandoned projects       1,356     1,863
       Other                                   376     1,586
     Total gross deferred tax assets        15,307    37,396
     Less:  Valuation allowance            (13,908)  (31,937)
     Deferred tax assets                    $1,399    $5,459

     Deferred Tax Liabilities:
       Property and equipment,
         principally due to deprecation
         differences                         1,399     2,625
       Other                                   ---     2,106
     Total gross deferred tax liabilities    1,399     4,731
     Net deferred tax assets                $  ---    $  728

      The change in the valuation allowance for the year ended June 30, 1996 is comprised of the following:

                                                     (In 000's)
     Reduction in valuation allowance, primarily
       due to realization of net operating
       loss carry forwards                           $ (6,453)
     Valuation allowance resulting from the Merger     24,482
          Total change in valuation allowance         $18,029

           Management has considered certain tax planning strategies as permitted by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109"). Management has determined tax benefits associated with recorded deferred tax assets, net of valuation allowance, are considered to be more likely than not realizable through future taxable income and future reversals of existing taxable temporary differences.

     At June 30, 1996, the Company has net operating loss carry forwards for federal income tax purposes of approximately $17 million which are available to offset future federal taxable income, if any, expiring in the years 2007 through 2010. At June 30, 1996 the Company has foreign tax credit carry forwards of approximately $14 million and alternative minimum tax credit ("AMT") carry forwards of approximately $.6 million. Foreign tax credits are available to offset future taxes due in the U.S. on future foreign taxable income and expire between 1997 and 2001 unless utilized prior to
     such  time.   AMT  credits  are available  to  be  carried  forward
     indefinitely and may be utilized against regular U.S. Corporate tax to the extent it does not exceed computed AMT calculations. The
     Company is subject to annual limitations with respect to net operating losses pursuant to Section 382 of the Internal Revenue Code.


10.  SUPPLEMENTAL FINANCIAL INFORMATION

     Cash Flow Information

     The   following   supplemental  information  is  related   to   the
     consolidated statements of cash flows. In fiscal 1996, the Company recorded the following significant non-cash items:

                                                        (In 000's)
          Convertible debentures converted
            to equity securities                         $83,358
          Common and Series B Special Stock
            issued in Merger                              42,738
          BGII common stock purchased in fiscal year
            1995 and canceled upon consummation
            of the Merger                                 10,481
          Accrual of contingent payment to RCC             1,000
          Accrual of pay-in-kind Special Stock
            dividends, net of discount amortization          362
          Initial Series Special Stock converted
            to Common Stock                                  133

     In fiscal 1995, the Company reclassified approximately $212,000 from receivables to intangible assets and reclassified amounts to property and equipment of $1,074,000 and receivables of $25,000 from other assets. Additionally, numerous non-cash items related to the Company's acquisition of the general partnership interest in RCVP impacted the statement of cash flows. The most significant of these non-cash items included non-cash additions to property, plant and equipment of approximately $23,400,000 and additions to total debt of approximately $13,839,000.

     In fiscal 1994, the Company reclassified amounts to intangible assets totaling $1,393,000 and property and equipment totaling $52,000, from accounts receivable.

     Payments  for interest expense in fiscal years 1994, 1995 and  1996
     were    approximately   $4,690,000,   $5,590,000   and   $7,951,000
     respectively.

     Reserves and Allowances

     The following tables represent the activity for each of the fiscal years ended June 30, 1994, 1995, and 1996 for each of the valuation reserve and allowance accounts (000's):

                                   Balance at                   Balance at
                                  Beginning of                      End of
                                      Year   Additions Deductions     Year

     Allowance for doubtful accounts
     Year ended June 30, 1996        $1,659    18,995(a)    1,157     $19,497
     Year ended June 30, 1995         1,389     1,258         988       1,659
     Year ended June 30, 1994         1,588     1,739       1,938       1,389

     Inventory valuation allowance
     Year ended June 30, 1996       $  631     11,315(a)    1,831     $10,115
     Year ended June 30, 1995        1,762        213       1,344         631
     Year ended June 30, 1994        2,349        305         892       1,762

     Other assets valuation
       reserves                    $  ---       1,585         ---      $1,585
     ----------------------------
     (a) Includes reserves assigned to BGII receivables and inventory in purchase accounting totaling $17,622 and $9,809, respectively.



11.  COMMITMENTS AND CONTINGENCIES

     Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, or other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

     The Company is obligated under several patent agreements to pay royalties ranging from approximately $50 to $200 per game depending on the components in the gaming machines. Additionally, based on an amendment to the trademark licensing agreement between BGII and Bally Entertainment Corporation dated May 10, 1996, the Company is obligated to pay a royalty on new machines sold or leased after June 18, 1996 of $35 per machine with a minimum annual royalty payment of $1,000,000 for the initial five-year term of the amended agreement, which is subject to annual renewals thereafter at the option of the Company. Royalty expense under this agreement for the twelve days ended June 30, 1996 was immaterial.

     The Company leases office space, equipment, warehouse and repair facilities, gaming machine operation locations, casino and other locations under non-cancelable operating leases.

     Future minimum rentals under non-cancelable operating leases at June 30, 1996 are:

       Year                Total                      Net
      Ended               Minimum     Sublease      Minimum
     June 30,             Rentals      Income       Rentals
                                      (In 000's)

     1997                 $11,765       $1,235     $ 10,530
     1998                   9,814        1,197        8,617
     1999                   8,052        1,178        6,874
     2000                   5,679          778        4,901
     2001                   4,806          458        4,348
     Thereafter            32,041        1,988       30,053
                         $ 72,157      $ 6,834     $ 65,323


     Certain gaming machine operation location leases provide only for contingent rentals based upon a percentage of gaming revenue and are cancelable at any time by either party.

     Operating lease rental expense, including contingent lease rentals, for years ended June 30 1994, 1995 and 1996 was as follows:

                                       1994         1995        1996

                                                (In 000's)
             Minimum rentals          $13,743     $ 9,704      $10,194
             Contingent rentals        55,910      58,113       60,525
                                       69,653      67,817       70,719
             Sublease rental income    (1,004)     (1,192)      (1,487)
                                      $68,649     $66,625      $69,232

     In  conjunction with sales by Bally Gaming, Inc.,  with recourse to
     Bally Gaming, Inc. and/or the Company, of certain trade receivables to  third  parties,  Bally  Gaming, Inc.  and/or  the  Company  have guaranteed  amounts  due  from various customers  of  approximately
     $19.6 million at June 30, 1996.  In years prior to the Merger
     BGII recognized charges for discounts as a result  of
     these sales of receivables which aggregated approximately $.5 million, $1.0 million and $.1 million during 1993, 1994 and 1995,
     respectively.   No  such  charges  were  incurred  in   the   post-
     acquisition period. It is possible that one or more of Bally Gaming, Inc.'s customers whose obligation has been guaranteed by Bally Gaming, Inc. may be unable to make payments as such become due. In such an event, Bally Gaming, Inc. may become responsible for repayment of at least a portion of such amounts over the term of the  receivables. At June 30, 1996, amounts due from  one  customer under three contracts totaling $3.6 million were past due and these amounts and subsequent installments have not been paid. In general, under  the terms of these contracts, the Company may be responsible for  monthly  payments  of the outstanding obligations.  In August
     1996, the Company received demand notices from the holder of these notes. Although the Company is negotiating a restructuring with the holder of the notes and the customer, there can be no assurance that a successfull restructuring will take place. The outcome of this issue is not anticipated to have a material effect on the financial position, results of operations or cash flows of the Company. A provision  for doubtful accounts of approximately $7.2  million  on
     all   receivables  with  recourse  is  included  in  the  Company's allowance for doubtful accounts at June 30, 1996.

     Litigation Relating to the Merger.

     On or about June 19, 1995, three purported class actions were filed in the Chancery Court of Delaware by BGII stockholders against BGII and its directors (the "Fiorella, Cignetti and Neuman Actions") in connection with the then-proposed merger of BGII with WMS ("WMS Merger"). Also on or about June 19, 1995, a purported class action was filed in the Delaware Court of Chancery by a BGII stockholder against BGII and its directors and the Company (the "Strougo Action") in connection with the tender offer and consent solicitation made by the Company (subsequently superseded by the execution of the Merger Agreement). On or about July 6, 1995, the plaintiffs in the Fiorella, Cignetti, Neuman and Strougo Actions (collectively, the "Stockholder Plaintiffs") filed with the Court a motion to consolidate the four actions. On or about July 27, 1995, certain of the Stockholder Plaintiffs filed an amended complaint that adopted certain allegations concerning self-dealing by BGII directors in connection with the merger agreement entered into with WMS (the "WMS Agreement"); added a claim relating to BGII's alleged failure to hold an annual meeting as required; and added WMS as defendant. The amended complaint also alleged that BGII intended, in violation of Delaware law, to sell Bally Wulff without first seeking stockholder approval of the sale. The action sought an order enjoining defendants from proceeding with, consummating or closing the WMS Merger, or rescinding it if it closed; preventing the sale of Bally Wulff without prior stockholder approval; declaring invalid BGII's agreement to pay WMS a fee if the WMS Agreement is terminated by BGII in certain circumstances; compelling an auction of BGII and the provision of due diligence to the Company; scheduling an immediate meeting of BGII stockholders; and awarding compensatory damages. Management believes these claims to be without merit and intends to vigorously defend these actions.

     On October 23, 1995, WMS instituted a suit in New York State Court against BGII for BGII's failure to pay $4.8 million upon termination of the WMS Agreement. Management intends to vigorously defend this action. On November 22, 1995, BGII answered the complaint and brought counterclaims against WMS alleging that WMS repudiated and breached the WMS Agreement by, among other things, failing to act in good faith toward the consummation of the WMS Merger, advising BGII that it would not perform as agreed but would impose new conditions on the WMS Merger, acting in excess of its authority and undermining the ability of BGII to perform the WMS Agreement. On February 8, 1996 WMS moved for summary judgment. On April 2, 1996, BGII opposed WMS's motion and cross-moved for summary judgment.

     On September 14, 1995, a stockholders' class and derivative action was commenced by Richard Iannone, a stockholder of the Company, against the Company, the members of its current Board of Directors and certain of its former directors in Federal District Court in Nevada asserting, among other matters, that the Company has wasted corporate assets in its efforts to acquire BGII by, among other things, agreeing to onerous and burdensome financing arrangements that threaten the Company's ability to continue as a going concern and that the Company had made false and misleading statements and omissions in connection with that effort by failing to disclose the need to refinance an additional $53.0 million of existing BGII indebtedness, by failing to disclose how the Company would recapitalize the combined indebtedness of both companies and by failing to disclose the allegedly leading role played by Richard Rainwater in the Company's efforts to acquire control of BGII which, given assurances made by the Company to gaming regulators in Nevada that the unlicensed Mr. Rainwater would not play an active role in the management of the Company, could expose the Company to suspension or revocation of its Nevada gaming license. In addition, the stockholder action against the Company alleges that (i) the Company substantially inflated its results of operations by selling gaming machines at inflated prices in exchange for promissory notes (without any down payment) which the Company knew could not be paid in full but which the Company nevertheless recorded at full value,
     (ii)  the Company doctored reports sent to its route customers  and
     (iii) the directors of the Company had caused the Company to engage in self-dealing transactions with certain directors which resulted in the exchange of the Company assets for assets and services of vastly lesser value. On September 21, 1995, a United States magistrate denied the plaintiffs' request for expedited discovery, stating that Mr. Iannone was not an adequate representative and was not likely to succeed on the merits. On October 4, 1995, the defendants filed a motion to dismiss the action. On December 18, 1995, the plaintiff filed an amended shareholder derivative complaint. The plaintiff is no longer asserting any class claims. On March 5, 1996 the defendants filed a motion to dismiss the amended complaint. On May 16, 1996, the magistrate judge, on motion of defendants, stayed discovery in this case pending a ruling by the court on the defendants' motion to dismiss the amended complaint.

     Other Litigation

     In 1994, after an intensive Federal investigation of Bally Gaming's former Louisiana distributor, eighteen individuals were indicted on charges of racketeering and fraud against Bally Gaming, Inc. and the Louisiana regulatory system. Among those indicted were the former distributor's stockholders, directors, employees and others alleged to be associated with organized crime. Fifteen entered pleas of guilty before trial and the remaining three were convicted in October 1995. In addition, Alan Maiss, a former director and president of BGII, pled guilty to misprision of a felony in connection with such investigation. BGII, its subsidiaries and its current employees were not subject to such investigation.

     Prior to the conclusion of the Federal criminal case, BGII's activities with regard to its former VLT distributor in Louisiana were the subject of inquiries by gaming regulators and a report by the New Jersey Division of Gaming Enforcement dated August 24, 1995. The New Jersey Commission and Division of Gaming have indicated that in light of the Merger and consequent personnel changes that have occurred at BGII, there will be no need for a hearing and the inquiry can be resolved by stipulation. There has been no indication from the New Jersey Commission and Division of Gaming that the inquiry will have any effect on BGII's pending license application. The Gaming Authorities in Ontario, Canada, who have investigated the matter, issued a gaming registration to Bally Gaming, Inc. on February 8, 1996.

     On September 25, 1995, BGII was named as a defendant in a class action lawsuit filed in Federal District Court in Nevada, by Larry Schreirer on behalf of himself and all others similarly situated (the "plaintiffs"). The plaintiffs filed suit against BGII and approximately 45 other defendants (each a "defendant," and collectively the "defendants"). Each defendant is involved in the gaming business as either a gaming machine manufacturer, distributor, or casino operator. The class action lawsuit arises out of alleged fraudulent marketing and operation of casino video poker machines and electronic slot machines. The plaintiffs allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce people into playing their gaming machines based on a false belief concerning how those machines actually operate as well as the extent to which there is actually an opportunity to win on any given play. The plaintiffs allege that the defendants' actions constitute violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) and give rise to claims of common law fraud and unjust enrichment. The plaintiffs are seeking monetary damages in excess of one billion dollars, and are asking that any damage awards be trebled under applicable Federal law. Management believes the plaintiffs' lawsuit to be without merit. The Company intends to vigorously pursue all legal defenses available to it.

     While the ultimate outcome of the matters described above are not presently determinable, management does not expect that the outcome will have a material adverse effect on the Company's results of operations, financial position or cash flows.

     The Company and its subsidiaries are also involved from time to time in various claims and legal actions arising in the ordinary course of business. Management believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

12.  CONCENTRATION OF CREDIT RISK

     The financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts and notes receivable and customer obligations guaranteed by the Company.

     Each of the Company's business units conducts business in and the resulting receivables are concentrated in specific legalized gaming regions. The Company also distributes its products through third party distributors resulting in distributor receivables.

     At June 30, 1996 net accounts and notes receivable, including obligations of various customers which are guaranteed by the Company, by region as a percentage of total net receivables are as follows:

                                                     Gaming
                                Bally Bally Gaming  Machine     Casino
                                Wulff and Systems  Operations Operations Total

     Germany                    38.7%         %          %          %      38.7%
     Mississippi Riverboats               10.5                             10.5
     Nevada                     11.8                  5.4                  17.2
     Atlantic City               5.7                                        5.7
     International               2.4      15.0                             17.4
     Louisiana
     Others individually less
      than  5%                            10.5                             10.5
                                41.1%     53.5 %     5.4%        0.0%     100.0%


     Bally Gaming, Inc.'s, receivables and customer obligations guaranteed by Bally Gaming, Inc. and/or the Company from or on behalf of riverboat casinos and casinos on Indian land generally represent sales to recently opened casinos and, in many cases, new customers to Bally Gaming, Inc. Approximately 43% of the accounts and notes receivable and customer obligations guaranteed by the Company at June 30, 1996 relate to these emerging markets including approximately 25% to three customers operating in Mississippi. Receivables and customer obligations guaranteed by the Company from emerging market customers contain increased risk factors compared to receivables at the Bally Wulff entities or other traditional markets for Bally Gaming, Inc.

     In early 1995, the Governor of the State of New Mexico signed compacts with certain Indian tribes to permit casino gaming on tribal lands in New Mexico. These compacts went through appropriate federal approval processes and a number of casinos began operating. In July 1995 the Supreme Court of New Mexico found that the
     Governor did not have proper authority to sign the compacts. The Indian tribes have filed a lawsuit in federal court to seek resolution of this issue. On July 12, 1996, the United States District Court judge entered an order that the gaming compacts signed by New Mexico Governor Johnson with the New Mexican Indian tribes were invalid. The Indian tribes filed an immediate appeal to the 10th Circuit Court of Appeals. On July 25, 1996, the judge entered an order staying the enforcement of the order pending the decision of the 10th Circuit on plaintiffs' appeal. This stay order permits the New Mexican Indian gaming entities subject to the lawsuit to continue business operations through the issuance of the appellate court ruling. Bally Gaming and Systems had sold product to the Indian tribes prior to this ruling. At June 30, 1996, the Company has $3.9 million in accounts and notes receivable from an operator of two casinos for two different Indian tribes including $1.6 million of trade receivables sold to a third party with recourse to Bally Gaming, Inc. This operator is currently several months ahead on payments. No provision for doubtful accounts for this customer has been included in the accompanying financial statements as management believes the receivable is properly valued at June 30, 1996. As events develop during 1997 management will reevaluate its estimate of the realizability of the receivable.


13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Standards No. 107, "Disclosures About Fair Value of Financial Instruments' ("SFAS No. 107"), requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. SFAS No. 107 specifically excludes certain items from its disclosure requirements. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts at June 30, 1996 for the Company's financial instruments approximate their fair value.

14.  INTERIM FINANCIAL INFORMATION (Unaudited)

     Following is the unaudited quarterly results of the Company for the years ended June 30, 1996 and 1995. This information is not covered by the Independent Auditors' Report.


                                                          Primary
                                    Total    Net         Loss Per
                                 Revenues    Loss         Share(1)
                                 (In 000's, except per share amounts)
     1995

     First Quarter               $30,824   $(1,926)        $(.18)
     Second Quarter               31,514    (3,090)         (.28)
     Third Quarter                31,439    (1,775)         (.16)
     Fourth Quarter               38,211    (3,960)         (.34)

     1996

     First Quarter               $38,541   $(3,418)        $(.29)
     Second Quarter               37,687    (6,013)         (.50)
     Third Quarter                40,568    (5,398)         (.42)
     Fourth Quarter               55,582   (45,430)        (3.43)

     (1) The sum of the loss per share for the four quarters, which are based on average shares outstanding during each quarter, does not equal the loss per share for the year, which is based on average shares outstanding during the year.

15.  CONSOLIDATING FINANCIAL STATEMENTS

     The following consolidating financial statements are presented to provide information regarding Alliance Gaming Corporation, its parent company and wholly-owned "Guaranteeing Subsidiaries", its
     "Pledging   Subsidiaries",  consisting  of  VSI,   Rainbow   Casino
     Vicksburg L.P. and Alliance Holding Company (the entity that holds the Company's investment in BGII) and its non-pledging and non-guaranteeing subsidiary Alliance Automaten GmbH & Co KG, (the subsidiary that holds the Company's German interests). The "Pledging Subsidiaries" are shown separately because all of the Company's interest in these entities is pledged as collateral for the Senior Secured Notes. The notes to consolidating financial statements should be read in conjunction with these consolidating financial statements.

                      CONSOLIDATING BALANCE SHEETS

                              June 30, 1995

                               (In  000's)

                                 ASSETS

                                                                                 Alliance
                                                                                 Gaming
                                      Parent and                               Corporation
                                     Guaranteeing    Pledging       Adjust-       and
                                     Subsidiaries   Subsidiaries    ments      Subsidiaries
Current assets:
 Cash and cash equivalents               $ 8,234        $5,500      $            $13,734
 Securities available for sale            23,680                                  23,680
 Accounts and notes receivables, net       4,322            50       (1,056)       3,316
 Inventories, net                            700            14                       714
 Other current assets                      3,495         1,170                     4,665
    Total current assets                  40,431         6,734       (1,056)      46,109

Long-term notes receivable, net            9,839                     (4,530)       5,309

Property, plant and equipment, at cost
 Land and improvements                     3,230        14,066                    17,296
 Building and leasehold improvements       9,565         4,659                    14,224
 Gaming equipment                         30,465         7,706       (1,775)      36,396
 Furniture, fixtures and equipment         9,351         2,231                    11,582
 Less accumulated depreciation and
   amortization                          (28,528)       (2,393)       1,775      (29,146)
 Property, plant and equipment, net       24,083        26,269                    50,352

Excess of costs over net assets of an
  acquired business,net of accumulated
  amortization                            3,864                        (22)        3,842
Intangible assets, net of accumulated
  amortization                           12,153            230          22        12,405
Deferred tax assets                       1,399                                    1,399
Other assets                             15,720            282      (9,070)        6,932
                                       $107,489        $33,515    $(14,656)     $126,348

                       See accompanying notes.





                CONSOLIDATING BALANCE SHEETS (Continued)

                              June 30, 1995

                               (In  000's)

                  LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                             Alliance
                                                                               Gaming
                                  Parent and                                Corporation
                                 Guaranteeing    Pledging       Adjust-         and
                                 Subsidiaries  Subsidiaries      ments      Subsidiaries
Current liabilities:
 Accounts payable                     $1,254       $  504       $             $1,758
 Accrued expenses                      6,683        2,373         (446)        8,610
 Current maturities of long
  term debt                              186        4,419         (610)        3,995
    Total current liabilities          8,123        7,296       (1,056)       14,363

Long term debt, less current
  maturities                          85,219       16,438       (4,255)       97,402
Deferred tax liabilities                 475          924                      1,399
Other    liabilities                   3,572        4,665        (5,681)       2,556
     Total liabilities                97,389       29,323       (10,992)     115,720

Commitments and contingencies

Minority interest                                     642             1          643

Stockholders' equity (deficiency):
 Preferred stock                         253                       (253)
 Common Stock                          1,283            2          (120)       1,165
 Initial Series Special Stock            133                                     133
 Additional paid-in capital           33,971        1,455        (3,292)      32,134
 Unrealized loss on securities
   available for sale, net              (316)                                   (316)
 Accumulated deficit                 (25,224)      (2,093)                   (23,131)
     Total stockholders' equity
      (deficiency)                    10,100        3,550        (3,665)       9,985
                                    $107,489      $33,515       $(14,656)   $126,348

                         See accompanying notes.

                      CONSOLIDATING BALANCE SHEETS

                              June 30, 1996

                               (In  000's)

                                 ASSETS

                                                                                         Alliance
                                                                                         Gaming
                                  Parent and                 Non-Pledging              Corporation
                                 Guaranteeing    Pledging        Non-        Adjust-      and
                                 Subsidiaries  Subsidiaries  Guaranteeing     ments    Subsidiaries
Current assets:
 Cash and cash equivalents           $37,249       $8,684      $2,124       $            $48,057
 Accounts and notes receivables,
  net                                 47,915           35      46,850        (1,298)      93,502
 Inventories, net:
 Raw materials and work-in-process     9,136                    5,317                     14,453
 Finished goods                       15,860           12      11,331                     27,203
 Other current assets                  6,317          552       1,485                      8,354
         Total current assets        116,477        9,283      67,107        (1,298)     191,569

Long-term notes receivables, net      16,935                    1,773        (4,524)      14,184

Property, plant and equipment,
  at cost:
 Land and improvements                 4,834       15,067         435                     20,336
 Buildings and leasehold
  improvements                        18,191        6,260       5,368                     29,819
 Gaming equipment                     31,433        7,500       3,526                     42,459
 Furniture, fixtures and equipment    10,661        2,388       2,565                     15,614
 Less accumulated depreciation and
  amortization                       (25,783)      (4,278)        (83)                   (30,144)
 Property and equipment, net          39,336       26,937      11,811                     78,084

Excess of costs over net assets
 of acquired businesses,net of
 accumulated amortization             40,396                   18,332         1,564       60,292
Intangible assets, net of
 accumulated amortization             19,827          420                              20,247
Investment in subsidiaries            80,292                                (80,292)
Deferred tax assets                    4,131                    1,328                      5,459
Other assets, net of reserve          12,148        2,994       1,416       (10,889)       5,669
                                    $229,542      $39,634    $101,767     $ (95,439)    $375,504

                       See accompanying notes.






                CONSOLIDATING BALANCE SHEETS (Continued)

                              June 30, 1996

                               (In  000's)

                  LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                          Alliance
                                                                                           Gaming
                                  Parent and                 Non-Pledging               Corporation
                                 Guaranteeing    Pledging        Non-        Adjust-        and
                                 Subsidiaries  Subsidiaries  Guaranteeing     ments     Subsidiaries
Current liabilities:
 Accounts payable                     $15,076       $ 213       $ 3,750      $(2,560)     $16,479
 Accrued liabilities                   53,474       4,110         6,140      (25,420)      38,304
 Current maturities of long term
   debt                                 8,200       3,913        13,664                    25,777
    Total current liabilities          76,750       8,236        23,554      (27,980)     80,560

Senior Secured Notes due 2003, net
 of unamortized discount of $3,071    150,929                                             150,929
Other long term debt, less current
 maturities                             2,750      12,984         3,007       (4,103)      14,638
Deferred tax liabilities                4,731                                               4,731
Other   liabilities                     2,612       5,313                     (5,825)       2,100
 Total liabilities                    237,772      26,533        26,561      (37,908)     252,958

Commitments and contingencies

Minority interest                                   1,147                          1        1,148

Series B Special Stock, $.10 par
 value, $100 liquidation value         51,552                                              51,552

Stockholders' equity:
Common Stock                            3,547           2                       (373)       3,176
Series E Special Stock                 11,316                                              11,316
Additional paid-in capital            118,513       2,455        75,222      (57,159)     139,031
Cumulative translation adjustment           3                      (290)                     (287)
Accumulated   deficit                 (93,161)      9,497           274                   (83,390)
     Total  stockholders' equity       40,218      11,954        75,206      (57,532)      69,846
                                     $329,542     $39,634      $101,767     $(95,439)   $375,504

                         See accompanying notes.

                  CONSOLIDATING STATEMENTS OF OPERATIONS

                        Year ended June 30, 1994
                              (In 000's)

                                                                      Alliance
                                                                       Gaming
                             Parent and                             Corporation
                            Guaranteeing    Pledging      Adjust-          and
                            Subsidiaries  Subsidiaries     ments    Subsidiaries

Revenues:
 Gaming machine operations     $86,268       $17,389      $(827)      $102,830
 Casino and tavern
  operations                    16,150                     (471)        15,679
 Food and beverage sales         6,306                   (1,826)         4,480
 Equipment sales                    65                                      65
                               108,789       17,389      (3,124)       123,054
Costs and expenses:
 Cost of gaming machine
   operations                   65,971       11,214        (853)        76,332
 Cost of casino and tavern
   operations                   12,316                     (445)        11,871
 Cost of food and beverage       3,084                                   3,084
 Cost of equipment sales            20                                      20
 Selling, general and
   administrative               21,418        2,884      (1,673)        22,629
 Provision for doubtful
   receivables                     705                                     705
 Unusual items                   6,351                                   6,351
 Depreciation and
  amortization                   8,652          878                      9,530
                               118,517       14,976      (2,971)       130,522

Operating (loss) income        (9,728)       (2,413)       (153)        (7,468)

Other income (expense):
 Interest income                2,049            35                      2,084
 Interest expense              (6,173)         (657)                    (6,830)
 Minority interest in income                   (506)                      (506)
 Other, net                      (498)          178         153           (167)

(Loss) income before income
  taxes                       (14,350)        1,463                    (12,887)

Income tax provision                           (241)                      (241)

Net (loss) income            $(14,350)       $1,222     $             $(13,128)




                         See accompanying notes.
                  CONSOLIDATING STATEMENTS OF OPERATIONS

                        Year ended June 30, 1995
                             (In 000's)

                                                                      Alliance
                                                                       Gaming
                           Parent and                               Corporation
                          Guaranteeing     Pledging      Adjust-        and
                          Subsidiaries   Subsidiaries     ments     Subsidiaries

Revenues:
 Gaming machine operations    $92,007       $15,592      $(772)       $106,827
 Casino and tavern
  operations                   14,997         6,759       (469)         21,287
 Food and beverage sales        5,522           207     (1,882)          3,847
 Net equipment sales               27                                       27
                              112,553        22,558     (3,123)        131,988
Costs and expenses:
 Cost of gaming machine
  operations                   70,637        10,015       (777)         79,875
 Cost of casino and
  tavern operations             9,155         2,698       (417)         11,436
 Cost of food and beverage      2,712            83                      2,795
 Cost of equipment sales           12                                       12
 Selling, general and
  administrative               25,627         4,208     (1,586)         28,249
 Direct merger costs            1,669                                    1,669
 Unusual items                  2,293                                    2,293
 Provision for doubtful
  receivables                     387            13                        400
 Depreciation and
  amortization                  8,175         1,345                      9,520
                              120,667        18,362     (2,780)        136,249

Operating (loss) income        (8,114)        4,196       (343)         (4,261)

Other income (expense):
 Interest income                2,786           115       (103)          2,798
 Interest expense              (7,131)       (1,106)       104          (8,133)
 Royalty fees                                  (810)                      (810)
 Minority interest in income                   (397)                      (397)
 Other, net                      (220)          195        342             317

(Loss) income before
 income taxes                 (12,679)        2,193                    (10,486)

Income tax provision              434          (699)                      (265)
Net income (loss)            $(12,245)      $ 1,494      $            $(10,751)



                         See accompanying notes.
                  CONSOLIDATING STATEMENTS OF OPERATIONS

                        Year ended June 30, 1996
                             (In 000's)

                                                                     Alliance
                                                                      Gaming
                      Parent and                 Non-Pledging        Corporation
                     Guaranteeing    Pledging        Non-    Adjust-    and
                     Subsidiaries  Subsidiaries  Guaranteeing ments Subsidiaries

Revenues:
 Gaming machine
  operations            $93,378       $16,901      $          $(341)  $109,938
 Casino operations       11,493        33,794                  (190)    45,097
 Food and beverage
  sales                   4,550           919                (2,057)     3,412
 Equipment and
  systems sales          10,574                      3,205       (1)    13,778
 Other revenues             101                        152     (100)       153
                        120,096        51,614        3,357   (2,689)   172,378
Costs and expenses:
 Cost of gaming
  machine operations     73,777        10,776                  (341)    84,212
 Cost of casino
  operations              7,693        12,024                  (179)    19,538
 Cost of food
  and beverage            2,208           300                            2,508
 Cost of equipment
  and systems sales       7,216                      2,020       (1)     9,235
 Selling, general
  and administrative     20,231        11,479          911   (2,001)    30,620
 Provision for
  doubtful receivables    1,001            17            2               1,020
 Depreciation and
  amortization            8,747         2,176           65              10,988
 Direct merger costs     55,843                                         55,843
 Unusual items            5,498                                          5,498
                        182,214        36,772        2,998    (2,522)  219,462

Operating income (loss) (62,118)       14,842         359       (167)  (47,084)

Other income (expense):
 Interest income          1,654           290          101      (474)    1,571
 Interest expense        (7,407)       (1,933)         (31)      474    (8,897)
 Royalty fees                          (4,070)                          (4,070)
 Minority interest
  in income                              (963)                            (963)
 Other, net                 662           372            3      (736)      301
Loss before
  income taxes          (67,209)        8,538          432      (903)  (59,142)

Income tax provision       (366)       (1,134)        (158)      903      (755)

Net income (loss)       (67,575)        7,404          274             (59,897)
Special Stock dividends    (362)                                          (362)
Net loss applicable
  to common shares    $ (67,937)     $  7,404         $274     $     $ (60,259)



                         See accompanying notes.
                  CONSOLIDATING STATEMENTS OF CASH FLOWS
                        Year ended June 30, 1994
                               (In 000's)
                                                                     Alliance
                                                                       Gaming
                                Parent and                          Corporation
                               Guaranteeing    Pledging     Adjust-      and
                               Subsidiaries  Subsidiaries   ments   Subsidiaries
Cash flows from operating
  activities:
 Net (loss) income                $(14,350)      $1,222     $         $(13,128)
 Adjustments to reconcile
  net (loss) income to net cash
  provided by operating activities:
 Depreciation and amortization       8,652          878                  9,530
 Loss on abandoned casinos           6,351                               6,351
 Write down of other assets          1,793           24                  1,817
 Provision for losses on
  receivables                          705                                 705
 Amortization of debt discounts         46          246                    292
 Net change in operating
  assets and liabilities:
 Accounts and notes receivable       6,813           (8)      (8,065)   (1,260)
 Inventories                            78                                  78
 Other current assets                   35         (661)                  (626)
 Accounts payable                      548         (279)                   269
 Accrued payables                    3,000          774                  3,774
 Intercompany accounts                (122)         122
  Net cash (used in) provided
   by operating activities          13,549        2,318      (8,065)     7,802
Cash flows from investing
  activities:
 Additions to property
  and equipment                    (4,061)       (1,324)                (5,385)
 Proceeds from disposal
  of property and equipment           368         1,098                  1,466
 Acquisition of securities
  available for sale              (12,910)                             (12,910)
 Other                             (8,843)        (325)         (42)    (9,210)
  Net cash used in investing
   activities                     (25,446)        (551)         (42)   (26,039)
Cash flows from financing
  activities:
 Proceeds from long-term debt,
  net of expenses                  81,484          500                  81,984
 Issuance of common stock
  warrants                            116                                  116
 Reduction of long-
   term debt                      (47,694)      (2,189)         8,107  (41,776)
 Issuance of Special Stock,
  net of costs                      4,799                                4,799
 Issuance of common stock             619                                  619
  Net cash (used in) provided
   by financing activities         39,324       (1,689)         8,107   45,742
Cash and cash equivalents:
 Increase (decrease) for year      27,427           78                  27,505
 Balance, beginning of year         7,323        2,257                   9,580
 Balance, end of year             $34,750       $2,335          $      $37,085


                         See accompanying notes.

                  CONSOLIDATING STATEMENTS OF CASH FLOWS
                        Year ended June 30, 1995
                               (In 000's)
                                                                     Alliance
                                                                      Gaming
                            Parent and                              Corporation
                           Guaranteeing      Pledging     Adjust-       and
                           Subsidiaries    Subsidiaries    ments    Subsidiaries
Cash flows from operating
  activities:
 Net (loss) income            $(12,245)        $1,494       $         $(10,751)
 Adjustments to reconcile net
  (loss) income to net cash
  provided by operating activities:
 Depreciation and amortization   8,175          1,345                    9,520
 Write down of other assets      2,892            (96)                   2,796
 Provision for losses on
  receivables                      387             13                      400
 Amortization of debt
  discounts                         62            235                      297
 Other                           1,282                                   1,282
 Net change in operating
  assets and liabilities, net of
  effects of business acquired:
 Accounts and notes
  receivable                     1,530             66         (251)      1,345
 Inventories                       (40)                                    (40)
 Other current assets              251              4                      255
 Accounts payable                 (254)          (193)                    (447)
 Accrued expenses                  495            185       (3,035)     (2,355)
 Intercompany accounts              37            (37)
  Net cash (used in) provided
by operating activities          2,572          3,016       (3,286)      2,302
Cash flows from investing
  activities:
 Additions to property
  and equipment                (7,643)        (1,244)                   (8,887)
 Proceeds from disposal
  of property and equipment       225            126                       351
 Net cash provided by
  acquisition of business                      2,481                     2,481
 Acquisition of securities
  available for sale          (11,086)                                 (11,086)
 Other                         (9,427)                        3,575     (5,852)
  Net cash (used in) provided
  by investing activities     (27,931)         1,363          3,575    (22,993)
Cash flows from financing
  activities:
 Proceeds from long-term
  debt, net of expenses                        1,504         (1,504)
 Reduction of long-term debt     (579)        (2,718)           172     (3,125)
 Issuance of common stock        (578)                        1,043        465
  Net cash used in
     financing activities      (1,157)        (1,214)          (289)    (2,660)

Cash and cash equivalents:
 Increase (decrease) for year (26,516)         3,165                   (23,351)
 Balance, beginning of year    34,750          2,335                    37,085
 Balance, end of year         $ 8,234         $5,500          $        $13,734


                         See accompanying notes.
                  CONSOLIDATING STATEMENTS OF CASH FLOWS
                        Year ended June 30, 1996
                               (In 000's)
                                                                       Alliance
                                                                       Gaming
                        Parent and               Non-Pledging        Corporation
                       Guaranteeing  Pledging       Non-     Adjust-     and
                       Subsidiaries Subsidiaries Guaranteeing ments Subsidiaries Cash flows from operating activities:
 Net (loss) income        $(67,575)      $7,404       $274     $       $(59,897)
 Adjustments to reconcile
 net income (loss) to net
 cash provided by operating
  activities:
 Depreciation and
  amortization               8,747        2,176         65              10,988
 (Gain) loss on sale of
 property and equipment        (31)         118         18                 105
 Write downs of other assets 6,117          (22)                         6,095
 Provision for losses on
  receivables                1,001           17          2               1,020
 Amortization of debt
  discounts                      9          236                            245
 Loss on debenture
  conversion                30,079                                      30,079
 Other                       2,872                  (1,328)              1,544
 Change in operating
  assets and liabilities, net of
  effects of business acquired:
 Accounts and notes
  receivable                (5,638)          (2)      (391)        97   (5,934)
 Inventories                 5,761            2         81               5,844
 Other current assets       (1,506)         619        792                 (95)
 Intercompany accounts       2,610       (1,712)      (898)
 Accounts payable           (3,197)        (291)     1,696        (97)  (1,889)
 Accrued liabilities        12,931          223       (397)        23   12,780
    Net cash (used in)
    provided by
    operating activities    (7,820)       8,768        (86)        23      885
Cash flows from
  investing activities:
 Additions to property
  and equipment             (6,290)     (1,811)                         (8,101)
 Proceeds from disposal
  of property and equipment  2,109           16         157              2,282
 Sales of securities
  available for sale        13,516                                      13,516
 Acquisitions of business,
  net of cash acquired     (81,343)                   2,134            (79,209)
 Other                      (4,754)        (337)                        (5,091)
    Net cash (used in)
     provided by investing
      activities           (77,035)      (2,131)    (2,291)            (76,603)
Cash flows from
  financing activities:
 Proceeds from long-term
  debt, net of expenses    144,764        1,301                 (645)  145,420
 Issuance of common stock    4,400                                       4,400
 Reduction of long-term
  debt                     (47,234)      (4,753)       (81)      622   (51,446)
 Issuance of Special Stock  15,000                                      15,000
 Fees paid for conversion of
  convertible debentures    (3,333)                                     (3,333)
    Net cash (used in)
    provided by
    financing activities   113,597       (3,452)       (81)       23   110,041
Cash and cash equivalents:
 Increase (decrease)
  for year                  29,015        3,184      2,124              34,323
 Balance, beginning of year  8,234        5,500                         13,734
 Balance, end of year      $37,249       $8,684     $2,124      $      $48,057

                      See accompanying notes.



Basis of Presentation and Description of Business

These  notes  to consolidating financial statements should  be  read  in
conjunction  with  the  consolidated  financial  statements  and   notes
thereto.

Certain reclassifications have been made to prior years' financial statements to conform with the current year presentation.

Receivables

Aggregate  receivables at June 30, 1995 consist  of  the  following
 (in 000's):

                                                                     Alliance
                                                                      Gaming
                           Parent and                               Corporation
                          Guaranteeing     Pledging      Adjust-         and
                          Subsidiaries    Subsidiaries    ment      Subsidiaries

Accounts and notes
   receivable                  $14,161         $50        $(5,586)       $8,625
Less current amounts           (4,322)         (50)         1,056        (3,316)
Long-term receivables,
  excluding current amounts    $9,839         $ --        $(4,530)       $5,309

Aggregate  receivables at June 30, 1996 consist  of  the  following
 (in 000's):

                                                                    Alliance
                                                                     Gaming
                     Parent and                Non-Pledging        Corporation
                    Guaranteeing   Pledging       Non-     Adjust-     and
                    Subsidiaries Subsidiaries  Guaranteeing ments Subsidiaresies

Accounts and notes
receivable             $64,850       $35        $48,623    $(5,822)    $107,686
Less current amounts  (47,915)       (35)       (46,850)     1,298     (93,502)
Long-term receivables,
 excluding current
 amounts               $16,935      $ --         $1,773    $(4,524)     $14,184






Debt and lines of Credit

Long-term debt at June 30, 1995 consist of the following (in 000's):

                                                                     Alliance
                                                                      Gaming
                                Parent and                          Corporation
                              Guaranteeing   Pledging    Adjust-        and
                              Subsidiaries  Subsidiaries  ments     Subsidiaries

7.5% Convertible subordinated
 debentures due 2003, unsecured   $85,000       $          $           $85,000
Subordinated note payable  to
 stockholder, net of discount                    3,309                   3,309
Hospitality Franchise Systems
 note payable                                    9,065                   9,065
Other                                 405        8,483     (4,865)       4,023
                                   85,405       20,857     (4,865)     101,397
Less current maturities              (186)      (4,419)       610       (3,995)
Long-term debt, less current
 maturities                       $85,219      $16,438    $(4,255)     $97,402

Long-term  debt  and  lines of credit at June 30, 1996  consist  of  the following (in 000's):
                                                                                   Alliance
                                                                                   Gaming
                            Parent and                    Non-Pledging           Corporation
                           Guaranteeing     Pledging        Non-        Adjust-        and
                           Subsidiaries   Subsidiaries   Guaranteeing    ments   Subsidiaries

Senior Secured notes,
 12 7/8%, due 2003 net of
 unamortized discount         $150,929        $              $           $          $150,929
7.5% Convertible
 subordinated debentures
 due 2003, unsecured             1,642                                                1,642
Subordinated note payable
 to stockholder, net of
 discount, secured by the
 assets off VSI                                2,268                                  2,268
Hospitality Franchise
 Systems note payable                          7,864                                  7,864
Bally Wulff revolving
 line of credit                                               13,664                 13,664
Bally Gaming  and
 Systems line of credit         7,525                                                 7,525
Other                           1,783          6,675           3,007       (4,103)    7,452
                              161,879         16,897          16,671       (4,103)  191,344
Less current maturities        (8,200)        (4,257)        (13,664)         344   (25,777)
Long-term debt, less
 current maturities          $153,679        $12,640          $3,007      $(3,759) $165,567

Aggregate annual maturities of long-term debt, net of discount, for the five years subsequent to June 30, 1996 are as follows (in 000's):


                                                                Alliance
                                                                  Gaming
           Parent and                 Non-Pledging              Corporation
          Guaranteeing    Pledging        Non-       Adjust-        and
          Subsidiaries  Subsidiaries  Guaranteeing    ments     Subsidiaries
1997          $8,200        $4,257       $13,664      (344)        $25,777
1998             551         3,670         3,007      (809)          6,419
1999             558         2,597                    (880)          2,275
2000                         2,788                    (958)          1,830
2001                         3,021                  (1,043)          1,978
Thereafter   152,571           564                     (69)        153,065
Total       $161,879       $16,897        $16,671   (4,103)       $191,344

Income Taxes

      The federal and state income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities for the year ended June 30, 1995 are as follows (in 000's):

                                                                      Alliance
                                                                       Gaming
                                Parent and                          Corporation
                              Guaranteeing    Pledging   Adjust-         and
                              Subsidiaries  Subsidiaries  ments     Subsidiaries
Deferred Tax Assets:
Net operating loss carry
  forwards                       $12,470       $             $         $12,470
Inventory obsolescence reserves      179                                   179
Bad debt reserves                    564                                   564
Reserves for abandoned projects    1,356                                 1,356
Other                                738                                   738
Total gross deferred tax assets   15,013                                15,307
Less:  Valuation allowance       (13,908)                              (13,908)
Deferred tax assets              $ 1,399      $               $         $1,399

Deferred Tax Liabilities:
Property and equipment,
  principally due to
  depreciation differences         1,399                                 1,399
Total gross deferred tax
  liabilities                      1,399                                 1,399
Net deferred tax assets             $--       $               $         $   --


The  federal and state income tax effects of temporary differences that  give  rise to significant portions of the deferred tax assets  and liabilities for the year ended June 30, 1996 are as follows (in 000's):
                                                                                   Alliance
                                                                                    Gaming
                            Parent and                   Non-Pledging            Corporation
                           Guaranteeing     Pledging         Non-      Adjust-       and
                           Subsidiaries   Subsidiaries   Guaranteeing   ments    Subsidiaries
Deferred Tax Assets:
Net operating loss carry
 forwards                    $   6,012       $             $              $         $  6,012
Inventory obsolescence
 reserves                        3,298                        1,913                    5,211
Bad debt reserves                4,630                                                 4,630
Foreign tax credit
  carryforwards                                              13,769                   13,769
Reserves for abandoned
  projects                       1,863                                                 1,863
Accruals not currently
  deductible for tax
  purposes                       4,325                                                 4,325
Other                            1,586                                                 1,586
Total gross deferred
  tax assets                    21,714                       15,682                   37,396
Less:  Valuation
  allowance                    (17,583)                     (14,354)                 (31,937)
Deferred tax assets            $ 4,131        $  ---       $  1,328       $          $ 5,459

Deferred Tax Liabilities:
Property and equipment,
  principally due  to
  depreciation differences    $  2,625        $            $              $          $ 2,625
Other                            2,106                                                 2,106
Total gross deferred tax
 liabilities                     4,731                                                 4,731
Net deferred  tax  assets      $ (600)        $            $  1,328       $          $   728



The Rainbow Casino Vicksburg Partnership L.P. has been consolidated since March 29, 1995, and as a partnership its earnings are passed through to the partnership principals.