Form 10-K/A
period 1996-06-30
ALLIANCE GAMING CORP
filed 1996-11-12
CIK 2491

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-K/A
                  Amendment No. 1 to Form 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES  EXCHANGE ACT OF 1934
            For the Fiscal Year ended June 30, 1996

                  Commission File Number 0-4281
                   ALLIANCE GAMING CORPORATION
     (Exact name of registrant as specified in its charter)
                  NEVADA                    88-0104066
      (State or other jurisdiction of     (I.R.S. Employer
     Incorporation or organization)     Identification No.)

                       6601 S. Bermuda Rd
                 Las Vegas, Nevada                  89119
    (Address of principal executive offices)      (Zip Code)

          Registrant's telephone number: (702) 270-7600

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The  aggregate  market value of the voting  stock  held  by  non-
affiliates  of the registrant was approximately $100,314,000   as
of October 16, 1996.

The   number  of  shares  of  Common  Stock,  $0.10  par   value,
outstanding as of October 16, 1996 according to the records of registrant's registrar and transfer agent, was 31,833,640.


GENERAL
      Alliance Gaming Corporation ("Alliance", the "Company" or the "Registrant") hereby amends its Annual Report on Form 10-K for the fiscal year ended June 30, 1996 by deleting its responses to Items 10 through 13 contained in its original filing and replacing such sections with the following:

ITEM 10 . DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The name, age, present principal occupation or employment and five-year employment history of each of the directors and executive officers of Alliance as of November 1, 1996 is set forth below. No director or executive officer is related by blood, marriage or adoption to any other director or executive officer.

 Name                  Age     Position with the Company

 Steve Greathouse      45     Chairman of the Board, President
                              and Chief Executive Officer
 Jacques Andre         59     Director
 Anthony DiCesare      33     Director and Executive Vice
                              President-Development
 Craig Fields          50     Vice Chairman of the Board
 Joel Kirschbaum       45     Director and Consultant
 David Robbins         36     Director
 Alfred H. Wilms       51     Director
 Hans Kloss            55     President, Bally Gaming, Inc.
 Robert Conover        50     President, Bally Systems Division
 Shannon L. Bybee      56     Executive Vice President-
                              Government Affairs and Special
                              Advisor to the Board of Directors
 Scott Schweinfurth    42     Senior Vice President- Chief
                              Financial Officer and Treasurer
 David D. Johnson      44     Senior Vice President, General
                              Counsel and Secretary
 Robert L. Miodunski   45     Senior Vice President- Route
                              Group (Nevada)
 Robert L. Saxton      43     Senior Vice President-Casino
                              Operations
 Johnann F. McIlwain   49     Vice President-Marketing
 Robert A. Woodson     46     Vice President-Regulatory
                              Compliance

      The Company's bylaws provide that the Board of Directors shall consist of no fewer than three or more than nine directors, with the exact number to be fixed by the Board of Directors. The Company's bylaws provide that the Board of Directors shall be divided into three classes as nearly equal in number as possible, with each class having a term of three years or until their successors are duly qualified. Pursuant to the Stockholder Agreement described below, the Board of Directors has fixed the number of directors at seven.

      As  contemplated by the Stockholders Agreement dated as  of
September 21, 1993 by and among Alliance,Kirkland Investment Corporation("KIC"), Gaming Systems Advisors, L.P. ("GSA"), Kirkland-Ft. Worth Investment Partners, L.P., ("KFW") and Mr.Wilms (as amended, the "Stockholders Agreement"), the Board of Directors of Alliance is to consist of four persons designated by
KIC  (currently Messrs. Kirschbaum, DiCesare, Robbins and Andre), one  person designated by Mr. Wilms (Mr. Wilms) and two directors designated  by a majority of the Board of Directors  of  Alliance
(currently  Messrs.  Fields  and Greathouse).  Mr.  Wilms   is
entitled to attend all meetings of the committees of Alliance's and its subsidiaries' Boards of Directors. In addition, under the Stockholders Agreement, Mr. Wilms is contractually obligated until September 21, 1997 to vote his shares of Common Stock in favor of the four nominees of KIC to the Alliance Board of Directors.

The following table sets forth the names of, and certain information with respect to, the terms of the directors:

                              Director      Term
                               Since       Expires
Jacques Andre                  1996         1998
Anthony DiCesare (2)(3)        1994         1996  (5)
Dr. Craig Fields(2)            1994         1997
Steve Greathouse               1994         1997
Joel Kirschbaum(3)             1994         1996 (5)
David Robbins (1)(4)           1994         1998
Alfred H. Wilms (1)(2)(3)(4)   1983         1997
______________
(1) Member of the Audit Committee
(2) Member of the Executive Committee
(3) Member of the Nominating Committee
(4) Member of the Compensation Committee
(5) The terms for these directors end at the next regularly scheduled Annual Meeting, at which time they can be nominated for a new
term.   The Company expects that this meeting will take place during the first half of 1997.

   Steve  Greathouse  joined  Alliance  as  President  and  Chief
Executive  Officer in August 1994, was appointed  a  director  in
October  1994,  and became Chairman of the Board in  March  1995.
Mr.  Greathouse,  who has held various positions  in  the  gaming industry since 1974, most recently served as the President of the
Harrah's   Casino   Hotels  Division  of  The  Promus   Companies
Incorporated from September 1993 to July 1994. In this  position,
Mr.  Greathouse  had responsibility for Harrah's resorts  in  Las
Vegas,  Laughlin,  Reno,  Lake  Tahoe  and  Atlantic  City.  From
July  1991  to September 1993, Mr. Greathouse served as President and  (from  1990)  Chief Operating Officer of  Harrah's  Southern
Nevada,  overseeing  the  operations of Harrah's  Las  Vegas  and
Harrah's Laughlin. From 1990 to July 1991, Mr. Greathouse  served
as   Executive  Vice  President  of  Harrah's  Southern   Nevada.
Mr. Greathouse is an active member and has served as the Chairman of the Board of the Nevada Resort Association and is Chairman of the Board and serves on the Executive Committee of United Way of Southern Nevada. He has also served as a member of the Board of Directors of the Las Vegas Convention and Visitors Authority and on the Executive Committee of the Nevada Development Authority. Mr. Greathouse has tendered his resignation to the Company which will be effective as of December 31, 1996.

   Jacques P. Andre was appointed a director in August 1996. Mr. Andre has been a partner with Paul Ray Berndtson, an international executive search firm, from 1975 to the present. He also serves on its Board of Directors. From 1965 to 1975, he was consultant with Ernst & Young (then Ernst & Ernst).

   Anthony L. DiCesare was employed by KIC, a private investment management company,from April 1991 to July 1994 and joined Alliance as Executive Vice President-Development and as a director in July 1994. Prior to that time and following his graduation from business school in 1989, he was employed as an associate at Wasserstein, Perella &
Co., Inc. from September 1989 to April 1991, where he worked in the Mergers and Acquisitions group.

   Dr. Craig Fields was appointed a director and Vice Chairman of the Board in October 1994 . Dr. Fields was employed by the U.S. Department of Defense Advanced Research Projects Agency ("ARPA") from 1974 to 1990. He joined the Microelectronics and Computer Technology Corporation ("MCC") in 1990 as President and later became Chairman and CEO. He left MCC in 1994, and serves as director of two publicly-traded corporations in addition to the Company, Ensco, Inc. and Projectavision, Inc.

   Joel  Kirschbaum  was appointed a director in  July  1994  and served as Chairman of the Board from July 1994 to March 1995  and is  a  consultant  to  the Company. Mr. Kirschbaum  is  the  sole stockholder,  director  and officer of KIC,  which  is  the  sole
general  partner  in   KFW, and of GSA, Inc.  ("GSI"), which is  the  sole
general partner in GSA. He  has been  engaged in operating the businesses of
KIC and   KFW  since January 1991 when KIC and  KFW were established, and GSI and GSA since June 1993. Prior to that time, he worked at Goldman, Sachs & Co. for 13 years, during the last six of which he was a General Partner. When he established KIC and KFW, Mr. Kirschbaum resigned his general partnership interest in Goldman, Sachs & Co.
and became a limited partner. Mr. Kirschbaum resigned his limited partnership interest in Goldman, Sachs & Co. in November 1993.

    David Robbins was appointed a director in July 1994. Mr. Robbins has been an attorney with O'Sullivan, Graev & Karabell, LLP from September 1995 to the present. From May 1993 to September 1995, Mr. Robbins was an attorney with Kramer, Levin, Naftalis, Kamin & Frankel. From September 1984 to May 1993, Mr. Robbins was an attorney with Cahill Gordon & Reindel.

   Alfred H. Wilms has served as a director of Alliance since November 1983. He served as Chief Executive Officer of Alliance from December 1984 to July 1994 and as Chairman of the Board of Alliance from August 1986 to July 1994. From 1976 through 1989, Mr. Wilms served as President of Wilms Distributing Company, Inc. and Wilms Export Company, N.V., a Belgian company engaged in the distribution of amusement and gaming equipment. From 1971 through 1976, Mr. Wilms held various positions with Bally Continental, including positions in research and development, marketing, sales, gaming operation and management, and, from 1974 through 1979, he served as a director of Bally Manufacturing Corp. Mr. Wilms is currently President and a director of Aqualandia, the largest waterpark in Europe; President and a director of Gibsa, a real estate company located in Spain; and a director of Jardin Parks, a real estate company located in Spain. Mr. Wilms is a citizen and resident of Belgium.

   Hans Kloss joined Alliance in June 1996 as President and Chief Operating Officer of Bally Gaming, Inc. and Co-Managing Director of Bally Wulff Automaten and Bally Wulff Vertriebs and Managing Director of Alliance Automaten GmbH & Co. KG. Prior to joining the Company, Mr. Kloss had been a director of BGII since August 1991 and President and Chief Operating Officer of BGII since May 1993. Mr. Kloss had been the Managing Director of BGII's German subsidiaries, Bally
Wulff Automaten and Bally Wulff Vertriebs, since 1981 and has been employed by those companies since 1970

   Robert Conover joined Alliance in June 1996 as President of Bally Systems division of Bally Gaming, Inc. Prior to joining the Company, Mr. Conover served as the President of Bally Systems and has held that position since November 1990. Mr. Conover also serves as Vice President and Chief Information Officer of Bally Entertainment Corporation ("BEC") and has served as such since December 1992. Mr. Conover is also Senior Vice President in charge of Management Information Systems Operations at the BEC subsidiaries that operate casino hotels, and has held that position since 1983.

   Shannon L. Bybee joined Alliance in July 1993 and served as President and Chief Operating Officer until July 1994. In
July 1994, Mr. Bybee assumed the roles of Executive Vice President-Government Affairs and Special Advisor to the Board of Directors and also took a position as Associate Professor with the William F. Harrah College of Hotel Administration and the UNLV International Gaming Institute at the University of Nevada, Las Vegas. Mr. Bybee currently serves as a member of the board of directors of The Claridge Hotel and Casino Corporation, a position he has held since August 1988. Prior to his association with Alliance, Mr. Bybee had served as Chief Executive Officer of The Claridge Hotel and Casino Corporation from August 1989 to July 1993. From 1983 to 1987 Mr. Bybee served as Senior Vice President and from 1978 to 1981 as Vice President of Golden Nugget, Inc. (now Mirage Resorts, Inc.).

  Scott Schweinfurth joined Alliance in June 1996 as Senior Vice President, Chief Financial Officer and Treasurer. Prior to joining the Company, Mr. Schweinfurth had served as the Senior Vice President, Chief Financial Officer and Treasurer of BGII . since March 1995. Prior to joining BGII, Mr. Schweinfurth had been a partner at the accounting firm of Ernst & Young LLP since October 1988, having joined the audit staff of its predecessor, Arthur Young & Company, in September 1976. Mr. Schweinfurth is a Certified Public Accountant.

   David D. Johnson joined Alliance as Senior Vice President, General Counsel and Secretary in March 1995. Previously, Mr. Johnson developed extensive gaming industry experience representing a diverse group of casino clients as a Senior Partner at Schreck, Jones, Bernhard, Woloson & Godfrey, a Nevada law firm where he was employed from January 1987 to April 1995. Prior to joining Schreck, Jones, Bernhard, Woloson & Godfrey, Mr. Johnson served as Chief Deputy Attorney General for the gaming division of the Nevada Attorney General's Office. Mr. Johnson serves as Vice Chairman of the Executive Committee of the Nevada State Bar's Gaming Law Section and is an officer and founding member of the Nevada Gaming Attorneys Association.

   Robert L. Miodunski joined Alliance as Senior Vice President-Route Group (Nevada) in March 1994. From January 1991 to
March 1994, Mr. Miodunski was President of Mulholland-Harper Company, a sign manufacturing and service company. From 1984 through 1990, Mr. Miodunski held various positions with Federal Signal Company, the most recent being Vice President and General Manager of the Midwest Region of the Sign Group.

    Robert L. Saxton joined Alliance in 1982 as Corporate Controller and was elected Vice President-Casino Operations in December 1993 and Senior Vice President-Casino Operations in June 1996. Since joining Alliance, Mr. Saxton has held various management positions with the Gaming Machine operations business unit and is currently responsible for casino operations. He also serves as President of Alliance's Louisiana subsidiaries.

   Johnann F. McIlwain joined Alliance in June 1994 as Vice President-Marketing. From 1991 to 1992, Ms. McIlwain was Vice President of Marketing of Greenwood, Inc., a Philadelphia-based gaming and entertainment company. From 1989 to 1991, she was Director of Marketing Services for Hospitality Franchise Systems, Inc. in Parsippany, New Jersey. Prior to joining Hospitality Franchise Systems, Inc. Ms. McIlwain served as Director of Advertising for the Resorts International Casino Hotel and the Trump Taj Mahal Casino Hotel. Ms. McIlwain has tendered her resignation to the Company which will be effective as of November 30, 1996.

  Robert A. Woodson joined Alliance in 1988 as Director of Gaming Compliance and was promoted to Vice President-Regulatory
Compliance in September 1993. Prior to joining Alliance, Mr. Woodson was with the Investigation Division of the State of Nevada Gaming Control Board for 10 years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and person who own more than ten percent of a registered class of Alliance's equity securities ("Insiders"), to file with the Commission initial reports of ownership and reports of changes in ownership of the Company's
Common   Stock.   Insiders  are  required  by  the   Commission's
regulations to furnish the Company with copies of all Section 16(a) reports filed by such persons. To the Company's knowledge, based on its review of the copies of such reports furnished to the Company during the fiscal year ended June 30, 1996, all
Section 16(a) filing requirements applicable to Insiders were complied with, except that Mr. Kloss and Mr. Schweinfurth filed Form 3's which did not meet the filing deadline. In addition, Mr. Conover is delinquent in filing his Form 3 and Form 5.


ITEM 11 . EXECUTIVE COMPENSATION

   The following table sets forth the compensation paid or to be paid by the Company to the Company's chief executive officer and its four other most highly compensated executive officers receiving over $100,000 per year for services rendered in all capacities to the Company during the fiscal year ended June 30, 1996, and one individual who met the criteria for disclosure but was not serving as an executive officer at June 30, 1996 (the "Named Executive Officers"):

Summary Compensation Table *

                          Fiscal                                    Long-Term
                          Year          Annual Compensation         Compensation  (1)
 Name and                 Ending                      Other Annual  AwardsAll     Other
Principal Position        June 30  Salary     Bonus   Compensation  Options       Compensation
Steve Greathouse (2)       1996   $400,000   $450,000    (4)            -          $12,349
 President, Chairman of    1995    338,462  1,312,500    (4)         500,000         4,638
 the Board and Chief
 Executive Officer

Anthony DiCesare           1996   $250,000   $375,000    (4)            -           $8,652
 Executive Vice President  1995    170,347        -      (4)            -            5,942
 -Development
David D. Johnson           1996   $200,000   $350,000    (4)            -           $6,277
 Senior Vice President,    1995     38,462     50,000    (4)         200,000         1,486
 General Counsel
 and Secretary

Robert L. Miodunski        1996   $194,808    $70,000    (4)          36,000        $8,418
 Senior Vice President     1995    175,000     75,000    (4)            -            4,816
 -Route Group (Nevada)     1994     47,115     15,000    (4)          85,000           807

Robert L. Saxton           1996   $190,846    $80,000    (4)            -           $6,043
 Senior Vice President     1995    175,000     35,000    (4)            -            5,988
 -Casino Operations        1994    123,077     15,000    (4)         110,000         5,723

John W. Alderfer           1996   $255,569         -     (4)            -           $9,954
 Former Senior Vice        1995    228,756         -     (4)         150,000        19,127
 President,Treasurer and   1994    222,137     50,000    (4)            -           19,622
 Chief Financial Officer(3)

________________
*    As used in the tables provided under the caption "Executive
     Compensation," the character  " - " is used to represent
     "zero."

(1) "All Other Compensation" for 1996 includes (i) contributions made by the Company to the Company's Profit Sharing 401(k) Plan in amounts of $0, $2,375, $0, $2,375, $0, and $2,375 on behalf of Mr. Greathouse, Mr. DiCesare, Mr. Johnson, Mr. Miodunski, Mr. Saxton, and Mr. Alderfer respectively, , and
     (ii) payments made in connection with health, life and disability insurance programs in amounts of $12,349, $6,277, $6,277, $6,043, $6,043 and $7,579 on behalf of Mr.
     Greathouse, Mr. DiCesare, Mr. Johnson, Mr. Miodunski, Mr. Saxton, and Mr. Alderfer, respectively.
(2) Mr. Greathouse joined the Company as President and Chief Executive Officer in August 1994 and assumed the position of Chairman of the Board of Directors in March 1995.
(3)  In June 1996, Mr. Alderfer resigned from the Company.
(4) The aggregate amount of such compensation to be reported herein is less than the lesser of either $50,000 or 10 percent of the total annual salary and bonus reported for the Named Executive Officer.

Option/SAR Grants in Last Fiscal Year

The following table relates to options granted during the fiscal year ended June 30, 1996:

                                                                             Potential
                                                                         Realizable Value at
                                 Individual Grants                       Assumed Annual Rates
                                    %  of Total                               of Stock
                                      Granted                            Price Appreciation
                  Options      to Employees in   Exercise   Expiration     for Option Term
Name              Granted      Fiscal Year        Price       Date           5%       10%
Robert Miodunski  36,000 (a)        11.4%         $5.50      8/31/05     $125,000  $316,000

____________
(a) The options granted vest in equal increments over three years beginning on September 1, 1997

Aggregated  Option/SAR Exercises in Last Fiscal Year  and  Fiscal
     Year-End Option/SAR Values

The following table relates to options exercised during the fiscal year ended June 30, 1996 and options outstanding at June
30, 1996:

                                           Number of Unexercised         Value of Unexercised
                      Shares                     Options at            In-the-Money Options at
                   Acquired on    Value        June 30, 1996                  June 30, 1996
Name                Excercise   Realized  Exercisable  Unexercisable  Exercisable  Unexercisable
Steve Greathouse        -           -        83,333       416,667          -         $469,000 (a)
Anthony DiCesare        -           -          -             -             -             -
David D. Johnson        -           -        66,667       133,333          -             -
Robert L. Miodunski     -           -        56,667        64,333          -             -
Robert L. Saxton        -           -        70,000        68,000          -             -
John W. Alderfer        -           -       237,000          -         $103,125          -

_________
(a) Represents the value of 250,000 warrants with a strike price of $1.50, which become exercisable in equal amounts only when the Common Stock price reaches $11, $13 and $15, and is computed as the difference between the strike price and the closing price on the last day of the fiscal year

Directors' Compensation

Directors of the Company who are also employees are not separately compensated for their services as directors. Fee arrangements with other Directors of the Company are presently as follows: (i) Mr. Kirschbaum, $250,000 per year for all services as a Director, member of the Nominating Committee and consultant ; (ii) Dr. Fields, $250,000 per year for all services as Vice Chairman of the Board and Chairman of the Executive Committee;
(iii) Mr. Wilms, $150,000 per year for all services as a Director and member of various committees; and (iv) Mr. Robbins, $35,000 per year for all services as a Director and member of various committees. Fee arrangements for Mr. Andre have not yet been finalized. Directors are also reimbursed for their reasonable out-of-pocket expenses incurred on Company business.

The Board of Directors granted Mr. Kirschbaum a bonus of $575,000 related to the two-year period ended June 30, 1996 which was paid in the quarter ended September 30, 1996.

The Board of Directors granted Dr. Fields a bonus of $300,000 related to the two-year period ended June 30, 1996 which was paid in the quarter ended September 30, 1996. As a result of the consummation of the Merger, Dr. Fields was granted 150,000 stock options at $3.4375 per share effective June 18, 1996 which immediately vested and are exercisable through June 18, 2001. From time to time in the past, other directors have been provided with stock options.

Employment and Severance Arrangements

The  Company has agreed to employ Mr. Greathouse for  a  term  of three  years ending August 14, 1997 at a base salary of $400,000,
plus  a  bonus  to be determined by the Board of  Directors.   In
addition,  Mr. Greathouse received (i) 250,000 shares  of  Common
Stock,  (ii) warrants to purchase 250,000 shares of Common  Stock on  terms substantially similar to the warrants issued to GSA  in
September  1993 ("Incentive Warrants"), which Incentive  Warrants vested  in  August  1995, and (iii) options to  purchase  250,000 shares  of  Common  Stock pursuant to the  Company's  1991  Stock
Option Plan ("Employee Options"), which Employee Options will vest ratably over a three-year period. The arrangement with Mr. Greathouse will entitle him to receive coverage under Company welfare plans and the reimbursement of certain expenses. Mr. Greathouse has tendered his resignation to the Company which will be effective as of December 31, 1996. In connection with Mr. Greathouse's resignation, the Company has agreed to pay him in discharge of its obligations under his employment contract approximately $425,000 plus accrued vacation time and $225,000 for consulting services to be provided during 1997.
In addition, the Company will continue Mr. Greathouse's coverage under certain benefit plans until August 1997 and has vested all his unvested stock options.

The Company was party to an Employment Agreement with Mr. Alderfer that expired in September 1996. Mr. Alderfer resigned from the Company in June 1996, and the Company and Mr. Alderfer are currently in arbitration over the settlement of Mr. Alderfer's Employment Agreement.

The Company is party to an Employment Agreement with Mr. Miodunski for a term of three years ending August 31, 1998 which generally provides for a base salary of $200,000 per year, participation in the Company's compensation programs for corporate officers, receipt of 85,000 stock options under the 1991 Plan to vest over a three-year period, and severance benefits of one year's base salary if Mr. Miodunski is terminated without cause.

Compensation Committee Interlocks and Insider Participation

The Compensation  Committee is currently comprised of Mr.  Wilms  and
Mr. Robbins.  During such fiscal year, the Executive Committee of
the   Board   and   the  entire  Board  of  Directors   generally
participated in deliberations concerning the compensation of  the
Company's  executive officers.  Mr. Wilms served as the Company's
Chief  Executive Officer from December 1984 to July 1994.   Other
than current and previous positions disclosed in the previous tables, no other member of the Company's Board of Directors was an officer or employee of the Company or any subsidiary during the fiscal year ended June 30, 1996 or is a former officer of the company or any subsidiary.

In March 1992, Mr. Wilms committed to provide the VSI Loan to Alliance's majority controlled subsidiary, VSI. As consideration for Mr. Wilms commitment, Alliance issued to Mr. Wilms a warrant to purchase 200,000 shares of Alliance Common Stock at a purchase price of $2.50 per share and agreed to issue an additional warrant to purchase 1.8 million shares of Common Stock at a purchase price of $2.50 per share upon funding of the full amount of such loan. Both warrants have an expiration date of September 1, 1998. Mr. Wilms is entitled to one demand and unlimited piggyback registration rights covering resale for the Common Stock underlying the warrants . The exercise price of the warrants was determined based on an analysis of, and a fairness opinion with respect to, the transaction and on the price range of the Common Stock during a period prior to announcement of Alliance's expansion into Louisiana. The VSI Loan required quarterly interest and principal payments with an interest rate equal to 2% above the London InterBank Offered Rate, adjusted quarterly. The VSI Loan was held by CTC, a Belgian corporation owned by Mr. Wilms and members of his family. During fiscal years 1993 and 1994, a total of $6.5 million was funded under the VSI Loan. All scheduled principal and interest payments were made through September 1996, at which time the Board approved (except for Mr. Wilms who abstained from voting) the early payoff of the remaining principal balance and accrued interest totaling $2.8 million.

David Robbins, a director of Alliance appointed to the Board of Directors in July 1994, was employed until July 1995 by the law firm of Kramer, Levin, Naftalis, Nessen, Kamin & Frankel and is currently with the law firm of O'Sullivan, Graev & Karabell, LLP, both of which have represented Alliance in various matters. The firms received fees from Alliance of $493,000 and $112,000 in fiscal 1995 and 1996, respectively.

ITEM  12  .  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND
MANAGEMENT

The following table sets forth certain information as of October 31 , 1996 with respect to the beneficial ownership of the Common Stock, which constitutes Alliance's only outstanding class of voting securities, by (i) each person who, to the knowledge of Alliance, beneficially owned more than 5% of the Common Stock,
(ii) each director of the Company, (iii) the Named Executive Officers of Alliance (as defined in the Exchange Act) and
(iv) all executive officers and directors of Alliance as a group. Except as indicated beneficial ownership includes the sole power to vote and to dispose of the securities in question. Except as indicated in footnotes 15 and 16 to the following table, no director or executive officer of Alliance owned any other equity securities of Alliance.


                                        Amount of       Percent
                                         Shares            of
                                           (1)          Class(1)

Alfred H. Wilms                         7,034,082(2)      20.8%

FMR Corp.                               3,271,086(3)      10.3%
 82 Devonshire Street
 Boston, MA 02109

AXA Assurances I.A.R.D Mutuelle and     2,352,656(4)       7.3%
AXA Assurances Vie Mutuelle
 21, rue de Chateaudun
 75009 Paris France
Alpha Assurances I.A.R.D Mutuelle and
Alpha Assurances Vie Mutuelle
 100-101 Terrasse Boieldieu
 92042 Paris La Defense France
Uni Europe Assurance Mutuelle
 24, rue Drouot
 75009 Paris France
AXA
 23, avenue Matignon
 75008 Paris France
The Equitable Companies Incorporated
 787 Seventh  Avenue
 New York, New York 10019

Joel Kirschbaum                         1,016,800(5)       3.1%
 Kirkland Investment Corporation
 535 Madison Avenue
 New York, New York 10022

Steve Greathouse                          565,500(6)       1.7%
Craig Fields                              337,500(7)       1.0%
Anthony L. DiCesare                       391,300(8)       1.2%
David Robbins                              28,400(9)        *
Jacques Andre                               2,700           *
Shannon L. Bybee                          315,000(10)      1.0%
Scott Schweinfurth                         30,000(11)       *
David D. Johnson                           66,667(12)       *
Robert L. Miodunski                        68,667(13)       *
Robert L. Saxton                           70,000(14)       *
Hans Kloss                                822,654(15)      2.6%
Robert Conover                            131,797(16)       *
Robert A. Woodson                          12,000(17)       *
Johnann F. McIlwain                        25,000(18)       *
John W. Alderfer                          237,000(19)       *
All executive officers and directors   10,784,733(20)    30.3%
 as a group

_______

 *  Less than 1%.

(1)  Excludes  the  effect of (a) the issuance of  (i)  2,750,000 shares at $1.50 per share  subject  to  warrants  originally  issued  to
KFW   and (ii)  1,250,000  shares at $1.50 per share  subject  to  warrants originally issued to GSA pursuant to the GSA Advisory Agreement on September 21, 1993 and 2,500,000 shares at $1.50 per share subject to additional warrants originally issued to GSA upon consummation of the Merger, all of which become exercisable in equal amounts only when the stock price reaches $11, $13 and $15.
Pursuant to an amendment to Schedule 13D filed on October 31, 1996, as part of a distribution of assets from KFW and GSA to KIC and GSI on one hand and to Kirkland Investors, L.P. on the other hand, such warrants which were distributed or are provided to be distributed to Kirkland Investors, L.P. are no longer deemed owned by Mr. Kirschbaum, KIC or KFW. A certain portion of the employee stock options referred to below have been approved by the Board of Directors and are to be granted under a new option plan that will be submitted to stockholders at the next regularly scheduled Annual Meeting.

(2)  Includes  2,000,000 shares at $2.50  per  share  subject  to warrants issued to Mr. Wilms. Mr. Wilms' mailing address is  6601
S. Bermuda Rd, Las Vegas, Nevada 89119.

(3) FMR Corp. filed on September 11, 1996 a Schedule 13G indicating ownership as of June 18, 1996 of 3,271,086 shares.

(4) The Mutuelles AXA as a group, AXA and The Equitable Companies Incorporated ("AXA") filed on February 14, 1995, as amended from time to time and most recently on October 9, 1996, a
Schedule 13G indicating ownership as of September 30, 1996 of (i) 385,020 shares held by AXA managed mutual funds and (ii) 1,967,636 shares held for investment purposes (of which 2,000 are
held with shared investment power and   500,000 of  which may be
acquired upon exercise of certain warrants at $8.25 per share) by Donaldson, Lufkin & Jenrette Securities Corporation, a
subsidiary   of    The  Equitable  Companies,   Incorporated,   a
subsidiary of AXA).

(5) Includes 466,800 shares owned, and 550,000 shares subject to options that are currently exercisable or will become exercisable within 60 days or upon shareholder approval. Also, based upon information contained in a Schedule 13D filed on June 23, 1994, as amended from time to time and most recently on October 31, 1996, and provided to Alliance by such persons which indicated that each of them held sole voting and disposition over such shares. Of such shares, certain amounts have been or will be sold or distributed to a financial advisor, Mr. DiCesare and, possibly, certain other persons, as set forth in the Schedule 13D provided to Alliance by Mr. Kirschbaum, KIC, KFW and GSA.


(6) Includes 315,500 shares owned. Also includes 250,000 shares subject to options that are currently exercisable or will become exercisable within 60 days and excludes warrants exercisable at $1.50 per share for 250,000 shares portions of which become exercisable in equal amounts only when the stock price reaches $11, $13 and $15.

(7) Represents shares subject to options that are currently exercisable or will become exercisable within 60 days. Excludes warrants exercisable for 250,000 shares portions of which become exercisable in equal amounts only when the stock price reaches $11, $13 and $15.

(8) Includes 16,300 shares owned, and 375,000 shares subject to options that are currently exercisable or will become exercisable within 60 days or upon shareholder approval. Excludes certain additional shares to which Mr. DiCesare is entitled based upon information contained in the Schedule 13D referred to in Note (5) above. Mr. DiCesare has certain rights to receive a portion of the securities that KIC is entitled to receive upon dissolution of KFW and that GSI would be entitled to receive upon dissolution of GSA.

(9) Includes 8,400 shares owned. Also includes 20,000 options granted to Mr. Robbins by KFW based on information contained in the Schedule 13D referred to in Note (5) above.

(10) Represents shares subject to options that are currently exercisable or will become exercisable within 60 days.

(11) Reprsents shares subject to options that are currently exercisable or will become exercisable within 60 days.

(12) Represents shares subject to options that are currently exercisable or will become exercisable within 60 days.

(13) Represents shares subject to options that are currently exercisable or will become exercisable within 60 days.

(14) Represents shares subject to options that are currently exercisable or will become exercisable within 60 days.

(15) Includes 816,736 shares owned and 5,918 shares subject to options that are currently exercisable or will become exercisable within 60 days. In addition Mr. Kloss owns 3,690 shares of the Company's Series B Special Stock that are currently exercisable or will become exercisable within 60 days (representing less than 1% of this class of stock).

(16) Includes 96,797 shares owned and 35,000 shares subject to options that are currently exercisable or will become exercisable within 60 days. In addition, Mr. Conover owns 1,377 shares of the Company's Series B Special Stock and has options to acquire an additional 2,337 shares of Series B Special Stock that are currently exercisable or will become exercisable within 60 days (representing less than 1% of this class of stock).

(17) Represents shares subject to options that are currently exercisable or will become exercisable within 60 days.

(18) Includes 1,000 shares owned. Also includes 24,000 shares subject to options that are currently exercisable or will become exercisable within 60 days.

(19) Represents shares subject to options that are currently exercisable or will become exercisable within 60 days.

(20) Includes 4,139,752 shares subject to options and warrants that are currently exercisable or will become exercisable within 60 days or upon shareholder approval.


ITEM 13 .     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


      Pursuant  to a letter agreement dated June 25,  1993  among
GSA, Alliance and Mr. Wilms, Alliance engaged GSA to assist it in among  other  things,  identifying  opportunities  for  strategic
transactions   and   in   structuring   and   negotiating    such
transactions.  In  connection  with the  sale  of  $85  million  of convertible debentures in September 1993, Alliance issued to  GSA warrants  to  purchase 1,250,000 shares of Common Stock  with  an exercise  price  of  $1.50 per share exercisable  only  when  the common  stock  price reaches $11, $13, and $15  which  expire  on
September  21, 1999. Upon consummation of the Merger, GSA  became
entitled   under  the  letter  agreement  to  receive  additional
warrants to purchase 2,500,000 shares of Common Stock on the same terms except that the expiration date is June 18, 2002. Joel
Kirschbaum, a director of and consultant to Alliance, sole stockholder, dierctor and officer of GSI, the sole general partner of GSA. Mr. DiCesare, a director and Executive Vice President-Development, has the right to receive a certain percentage of the issued warrants (which percentage may increase in certain circumstances) to be distributed to GSI by GSA.

      The Stockholders Agreement contains certain registration rights running in favor of Kirkland, KIC, GSA, Mr. Wilms and their respective transferees, including up to four demand registration rights each (and additional demand rights for Mr.
Wilms under certain circumstances), at the expense of the Company, and provisions granting Mr. Wilms the right to participate in certain offerings of securities by the Company and by KIC and its transferees.

      Jacques Andre, a director of Alliance, is a partner with Paul Ray Berndtson. The Company has hired this firm to perform certain personnel searches. The Company had agreed to pay $200,000 at June 30, 1996 as a retainer for the searches currently being conducted by this firm. The actual fee for the searches will be based on a percentage of the first year compensation paid to the certain personnel if and when hired.

      Donaldson, Lufkin & Jenrette Securities Corporation has provided certain financial advisory services to the Company.
Amounts paid to this firm totaled $2,214,000 during the fiscal year ended June 30, 1996.

See also "Compensation Committee Interlocks and Insider Participation".






                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form
10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ALLIANCE GAMING CORPORATION





Date: November 12, 1996       By       /s/ Scott W. Schweinfurth
                              Name:    Scott W.Schweinfurth
                              Title:   Senior Vice President, Treasurer
                                       Treasurer and Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)