Form 10-Q
period 1996-09-30
ALLIANCE GAMING CORP
filed 1996-11-14
CIK 2491

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
            For the Quarter ended September 30, 1996

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

                       6601 S. Bermuda Rd.
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

The   number  of  shares  of  Common  Stock,  $0.10  par   value,
outstanding as of November 7, 1996 according to the records of the registrant's registrar and transfer agent was 31,832,539.











                           I N D E X



PART I.     FINANCIAL INFORMATION                                         Page


Item 1.   Unaudited Financial Statements

     Unaudited Condensed Consolidated Balance Sheets as of
           June 30, 1996  and September 30, 1996                            3

     Unaudited Condensed Consolidated Statements of Operations
           for the three months ended September 30, 1995 and 1996           4

     Unaudited Condensed Consolidated Statements of Stockholder's
           Equity for the three months ended September 30, 1996             5

     Unaudited Condensed Consolidated Statements of Cash Flows
           for the three months ended September 30, 1995 and 1996           6

     Notes   to   Unaudited  Condensed  Consolidated  Financial
           Statements                                                       7

Item  2.    Management's  Discussion and  Analysis  of  Financial
            Condition and Results of Operations                            21



PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings                                                30

Item 6.   Exhibits   and   reports   on    Form    8-K                     30


SIGNATURES                                                                 31








                             PART 1

                  ALLIANCE GAMING CORPORATION
        UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In 000's, except share data)

                                                         June 30,      Sept. 30,
                                                           1996          1996
ASSETS
Current assets:
  Cash and cash equivalents                             $ 48,057       $ 38,331
 Accounts and notes receivable, net of allowance
  for doubtful accounts of $17,727 and $18,973            93,502         89,446
 Inventories, net                                         41,656         44,426
   Other current assets                                    8,354          8,162
  Total current assets                                   191,569        180,365
Long-term notes receivable, net of allowance
 for doubtful accounts of $1,770 and $1,829               14,184         13,661
Property, plant and equipment, net of accumulated
 depreciation of $30,144 and $32,925                      78,084         76,309
Excess of costs over net assets of acquired businesses,
 net of accumulated amortization of $422 and $405         60,292         60,995
Intangible assets, net of accumulated amortization of
 $5,216  and $6,672                                       20,247         19,093
Other assets, net                                         11,128         11,434
         Total assets                                   $375,504       $361,857

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $  16,479     $  19,887
  Accrued liabilities                                      38,304        36,610
 Current maturities of long-term debt                      25,777        13,328
   Total current liabilities                               80,560        69,825
Senior secured notes, net of unamortized discount of
 $3,071  and $3,001                                       150,929       150,999
Other long-term debt, less current maturities              14,638        12,860
Other  liabilities                                          6,831         6,869
      Total  liabilities                                  252,958       240,553
Minority  interest                                          1,148         1,107

Series  B Special Stock, $.10 par value, $100
 liquidation value; 684,551 shares  and  691,707
 issued and outstanding, net of discount                   51,552        52,656

Commitments and contingencies

Stockholders' equity:
 Common Stock, $.10 par value; 175,000,000 shares
  authorized; 31,763,000 shares and 31,835,000 issued
  and outstanding                                           3,176         3,183
 Series E  Special Stock, $100 liquidation value;
  113,160 shares issued and outstanding                    11,316        11,316
 Additional paid-in capital                               139,031       138,902
 Cumulative translation adjustment                           (287)         (441)
 Accumulated deficit                                      (83,390)      (85,419)
 Total stockholders' equity                                69,846        67,541
          Total liabilities and stockholders' equity     $375,504      $361,857

      See notes to unaudited condensed consolidated financial
                           statements.

                   ALLIANCE GAMING CORPORATION
    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 (In 000's, except share data)

                                                Three Months Ended September 30,
                                                         1995       1996
Revenues:
    Gaming machine operations                          $26,296   $ 28,889
    Casino operations                                   12,242     12,713
    Gaming equipment and systems sales                       3     34,883
    Wall machine and amusement game sales                  ---     26,427
                                                        38,541    102,912

Costs and expenses:
     Cost of gaming machine operations                  20,212     21,894
     Cost of casino operations                           5,915      5,366
     Cost of gaming equipment and systems sales            ---     21,808
     Cost of  wall machine and amusement game sales        ---     15,104
     Selling, general and administrative                 6,694     22,289
     Provision for doubtful receivables                     21      1,575
     Depreciation and amortization                       2,487      5,220
     Unusual items                                         ---        700
     Direct merger costs                                 4,677        ---
                                                        40,006     93,956

Operating income (loss)                                 (1,465)     8,956

Other income (expense):
    Interest income                                        426        563
    Interest expense                                    (2,208)    (6,250)
    Royalty fees                                          (980)    (1,151)
    Minority interest in income                           (144)      (141)
    Other, net                                             482         (1)
Income (loss) before income taxes                       (3,889)     1,976

Income tax provision (benefit)                            (471)     1,341

Net income (loss)                                       (3,418)       635

Special Stock dividends                                    ---     (2,896)

Net loss applicable to common shares                   $(3,418)   $(2,261)

Net   loss  per  common  share                         $  (.29)   $  (.07)

Weighted average common shares outstanding              11,654     31,772



      See notes to unaudited condensed consolidated financial
                           statements.

                   ALLIANCE GAMING CORPORATION
  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                             EQUITY

             Three Months Ended September 30, 1996
                          (In 000's)

                                                                             Retained                Total
                                                   Series E      Additional  Earnings   Cumulative   Stock-
                                 Common Stock     Special Stock    Paid-in    (Accum.   Translation  holders'
                                Shares  Dollars  Shares  Dollars   Capital    Deficit)  Adjustment   Equity
Balances  at June 30, 1996      31,763   $3,176    113   $11,316  $139,031    $(83,390)   $(287)     $69,846

Net  income                        -        -       -        -         -           635       -           635
Shares issued upon exercise
 of options                         75       7      -        -         115         -         -           122
Adjustments to  merger
 consideration                      (3)     -       -        -         (12)        -         -           (12)
Special Stock dividends            -        -       -        -         -        (2,664)      -        (2,664)
Special Stock repurchase
 premium                           -        -       -        -        (232)        -         -          (232)
Foreign currency translation
 adjustment                        -        -       -        -         -           -       (154)        (154)

Balances at September 30,1996   31,835  $3,183     113   $11,316  $138,902    $(85,419)   $(441)     $67,541














     See notes to unaudited condensed consolidated financial
                           statements.




                  ALLIANCE GAMING CORPORATION
   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (In 000's)


                                               Three Months Ended September 30,
                                                          1995          1996
Cash flows from operating activities:
    Net income (loss)                                   $ (3,418)   $    635
 Adjustments to reconcile net loss
      to net cash provided by operating activities:
        Depreciation and amortization                      2,487       5,220
        Amortization of debt discounts                        59         512
   Write down of other assets                                125         102
        Loss on sale of assets                               151          53
        Provision for losses on receivables                   21       1,575
        Other                                                ---         (24)
   Net change in operating assets and liabilities:
        Accounts and notes receivable                       (453)      2,933
        Inventories                                            9      (2,456)
        Other current assets                               1,013          43
        Accounts payable                                    (271)      3,408
        Accrued liabilities                                  279        (750)

            Net cash provided by operating activities          2      11,251

Cash flows from investing activities:
    Additions to property, plant and equipment            (2,226)     (2,772)
    Proceeds from disposal of property and equipment         296          41
    Net sales of securities available for sale             3,548         ---
    Other                                                 (1,110)     (1,058)
         Net cash provided by (used in) investing
          activities                                         508      (3,789)

Cash flows from financing activities:
    Proceeds from long-term debt, net of expenses            168          41
    Reduction of long-term debt                           (1,024)     (3,683)
    Net change in lines of credit                            ---     (12,010)
    Repurchase of Series B Special Stock                     ---      (1,653)
    Issuance of common stock upon exercise of stock options  ---         122
         Net cash used in financing activities              (856)    (17,183)

Effect of exchange rate changes on cash                      ---          (5)

Cash and cash equivalents:
   Decrease for period                                      (346)     (9,726)
   Balance, beginning of period                           13,734      48,057
   Balance, end of period                               $ 13,388    $ 38,331



See notes to unaudited condensed consolidated financial statements.

1. BASIS OF  PRESENTATION

   The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to present fairly the financial position, results of operations and cash flows of Alliance Gaming Corporation
   ("Alliance or the "Company") for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results which may be expected for any other interim period or for the year as a
   whole.   The   accompanying   unaudited   interim   condensed
   consolidated   financial  statements  should   be   read   in
   conjunction with the consolidated financial statements and notes in the Company's annual report on Form 10-K for the year
   ended   June   30,  1996.  All  intercompany   accounts   and
   transactions have been eliminated in consolidation.

   The condensed consolidated balance sheet at June 30, 1996 was derived from audited consolidated financial statements, but does not include all disclosures required under generally accepted accounting principles. Certain reclassifications have been made to prior period financial statements to conform with current period presentation.

   On June 18, 1996, the Company completed the acquisition of all the outstanding shares of Bally Gaming International, Inc. ("BGII") (the "Merger"). The consideration paid consisted of approximately $77,243,000 in cash, $2,957,000 in the Company's common stock and $36,571,000 in the Company's Series B Special Stock, totaling $11.84 per share for the 9,855,500 shares of BGII outstanding (excluding the 1,000,000 shares beneficially owned by the Company prior to the Merger). The acquisition has been accounted for as a purchase and the results of operations of BGII have been included in the consolidated financial statements beginning on June 18, 1996. The purchase price was allocated based on estimated fair values at the date of the acquisition. During the one year period following the Merger, the Company will make adjustments to the estimated fair values assigned to the assets acquired from BGII based on appraisals and other information received, which will result in changes to the excess of purchase price over the fair value of BGII assets acquired. The excess of purchase price over the BGII assets acquired is being amortized on a straight-line basis over 40 years and has been adjusted during the quarter ended September 30, 1996 for changes in values assigned to certain buildings, deferred tax liabilities and the actual BGII shares acquired.

2. SUPPLEMENTAL CASH FLOW INFORMATION

   The following supplemental information is related to the condensed consolidated statements of cash flows. In the three months ended September 30, 1995 and 1996, the Company recorded the following significant non-cash items:

   During the three months ended September 30, 1996, the Company reclassified approximately $567,000 from other assets to equipment and reclassified approximately $1,286,000 to property, plant and equipment from excess costs over net assets of acquired business based on recent appraisals received for certain German properties. In addition, the Company recorded non-cash dividends for its Series E and Series B Special Stock in the amount of $2,664,000 and a premium on the repurchase of shares of Series B Special Stock of $232,000.

   During the three months ended September 30, 1995, the Company reclassified approximately $581,000 from other assets to equipment as gaming machines were manufactured and placed into service on the route. In addition, the Company recorded a non-cash unrealized gain on securities available for sale in the amount of $505,000 recorded in the stockholders equity section, net of tax.

3. LONG-TERM DEBT AND LINES OF CREDIT

   Long-term  debt  at  June  30, 1996 and  September  30,  1996 consists of the following (in 000's) :

                                                         June 30,      Sept. 30,
                                                           1996          1996

   12 7/8%  Senior Secured Notes due 2003, net of
    unamortized discount of $3,071,000 and $3,001,000    $150,929      $150,999
   Bally Wulff revolving lines of credit                   13,664         9,179
   Hospitality Franchise Systems note payable,
    secured by the assets of the Rainbow Casino             7,864         7,549
   Bally Gaming and Systems revolving line of credit        7,525           ---
   7.5% Convertible subordinated debentures due 2003,
    unsecured                                               1,642         1,642
   Subordinated note payable to stockholder, net of
    discount, secured by the assets of VSI                  2,268           ---
   Other, secured by related equipment                      7,452         7,818
                                                          191,344       177,187
   Less current maturities                                 25,777        13,328
   Long-term debt, less current maturities               $165,567      $163,859

   In June 1996, the Company completed a public offering of $154,000,000 aggregate principal amount of its 12 7/8% Senior Secured Notes due 2003 (the "Senior Secured Notes") as part of the financing of the BGII Merger. Interest on the Senior Secured Notes is payable semi-annually in arrears on June 30 and December 30 of each year, commencing December 30, 1996. The Senior Secured Notes will mature on June 30, 2003. The Senior Secured Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after June 30, 2000 at the redemption prices of 104.292% for the
   twelve  months  beginning June 30, 2000,  102.146%   for  the
   twelve months beginning June 30, 2001 and 100% thereafter plus accrued and unpaid interest, if any, to the date of redemption. Upon the occurrence of a change of control as defined in the indenture, the Company is required to make an offer to repurchase the Senior Secured Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. The Senior Secured Notes are secured by an exclusive pledge of the equity interests directly or indirectly held by the Company in its subsidiaries, except for the equity interests in BGII and its subsidiaries, but including the equity interests in Alliance Holding Company ("Holding"), which was formed to hold the equity interests of BGII and its subsidiaries. The Senior Secured Notes are fully and unconditionally guaranteed on a joint and several senior basis by each present and future subsidiary, as defined, of the Company, other than (i) the partially-owned entities through which the Company's Mississippi casino and Louisiana gaming machine operations are conducted and (ii) specified entities through which the Company's German operations are conducted. The indenture for the Company's Senior Secured Notes contains various limitations on incurrence of additional indebtedness, on restricted payments and on dividend and payment restrictions on subsidiaries.

   In June 1996, in response to a solicitation from the Company, holders of $83,358,000 aggregate principal amount of its 7.5% Convertible Subordinated Debentures ("Convertible Debentures") elected to exchange for new debentures that converted at the time of the Merger into shares of the
   Company's common stock ($72,042,000 principal amount) and shares of the Company's Series E Special Stock ($11,316,000 principal amount). At September 30, 1996, $1,642,000 of Convertible Debentures remained outstanding.



   During  1995,  Hospitality Franchise  Systems,  Inc.  ("HFS")
   agreed   to   loan  $7,750,000  to  the  Company's   majority
   controlled  subsidiary Rainbow Casino Vicksburg  Partnership,
   LP  ("RCVP")  in  connection with the  construction  of  the
   Rainbow  Casino.  The loan amount was subsequently  increased to  $10,000,000.  The note bears interest at 7.5%  per  annum and  requires monthly payments of principal and interest over a 24-month period.  In exchange for funding this loan, HFS is also  entitled to receive in perpetuity a monthly  royalty  fee based on
   the   casino's  gaming revenues  of 12%  on the  first  $40.0
   million,  11% on the next $10.0 million, and 10%  thereafter.
   The   accompanying   unaudited  consolidated   statement   of
   operations for the three months ended September 30, 1995 and 1996 include approximately $980,000 and $1,151,000 of such royalties, respectively.

   In March 1992, Alfred H. Wilms, director and principal stockholder (and then Chairman of the Board of Directors and Chief Executive Officer) of the Company, committed to provide or cause others to provide a $6,500,000 five year loan to Video Services, Inc. ("VSI"), the Company's controlled subsidiary, which loan was funded in full and was secured by a subordinated interest in all of VSI's present and future personal property. All scheduled principal and interest payments were made until September 1996 when the Company paid off the remaining principal and accrued interest balance totaling $2,826,000.

   During March 1993, the Bally Wulff entities obtained two bank lines of credit for the purpose of financing the acquisition of assets acquired from an independent distributor. The agreements provide for borrowings of DM16,000,000 (approximately $10,490,000, at September 30, 1996) and DM1,500,000 (approximately $983,000 at September 30, 1996), respectively. The DM1,500,000 line of credit was originally DM5,000,000 and has been, and will continue to be, reduced by DM250,000 principal amount per quarter, and expires on March 31, 1998. Borrowings under this line of credit bear interest at 6.95%. The working capital revolving credit line of DM16,000,000 bears interest at a rate tied to an international borrowing rate plus 1% (4.64% at September 30, 1996) and is due on demand. These lines are collateralized by a pledge of the assets acquired. Approximately $1,967,000 was outstanding under these lines at September 30, 1996. In May 1993, the Bally Wulff entities obtained a DM16,300,000 (approximately $10,686,000 at September 30, 1996) revolving line of credit for general working capital purposes. This agreement bears interest at a rate tied to an international borrowing rate plus 1% (4.67% at September 30, 1996) and is due on demand. This line is collateralized by the receivables of the Bally Wulff entities. Approximately $7,212,000 was outstanding under this line at September 30, 1996.

   In March 1993, BGII's domestic subsidiary, Bally Gaming, Inc., obtained a bank revolving line of credit which, as amended, provides for borrowings tied to a percentage of Bally Gaming, Inc.'s eligible (as defined in the credit agreement) inventory and accounts receivable with a maximum borrowing capacity of $15,000,000. Borrowings under this agreement, which expires March 31, 1997, bear interest at 1.5% above the bank's prime rate (9.75% at September 30,
   1996). The Company must pay an annual facility fee of one-half of one percent of the maximum borrowing capacity and a monthly unused line fee of one-quarter of one percent of the difference between the maximum borrowing capacity and the average daily outstanding balance during any month. This line of credit is collateralized by property, plant and equipment and the eligible inventory and accounts receivable. The agreement and subsequent amendments also contain certain financial and other restrictive covenants, including the maintenance by Bally Gaming, Inc. of specified levels of minimum net working capital, working capital ratio, tangible net worth, net worth ratio, and minimum net income after taxes, all as defined in the credit agreement. Eligible borrowing capacity under this agreement at September 30, 1996 was $15,000,000. There was no balance outstanding at September 30, 1996.

4.   SERIES B SPECIAL STOCK

   During the quarter ended September 30, 1996, the Company purchased on the open market 19,000 shares of its Series B Special Stock for $1,634,000 which represented a premium of $232,000 over the carrying value. The premium paid is reflected in the consolidated statement of stockholder's equity as a charge against additional paid in capital, and is also deducted in computing net income applicable to common shareholders.

5. INCOME TAXES

   The Company's effective tax rate for the three months ended September 30, 1996 differs from the statutory rate of 35% due to higher tax rates applicable to earnings of Bally Wulff, combined with the fact that earnings at the Company's domestic subsidiaries cannot be fully offset by the utilization of net operating loss carryforwards.

   The Company's effective tax rate for the three months ended September 30, 1995 differs from the statutory rate of 35% due to the book tax benefit related to the change in the unrealized gains and losses in the investments and securities available for sale, and the fact that net operating losses incurred during the period were fully reserved.


6. LEGAL PROCEEDINGS

   Litigation Relating to the Merger.

   On or about June 19, 1995, three purported class actions were filed in the Chancery Court of Delaware by BGII stockholders against BGII and its directors (the "Fiorella, Cignetti and Neuman Actions") in connection with the then-proposed merger of BGII with WMS ("WMS Merger"). Also on or about June 19, 1995, a purported class action was filed in the Delaware Court of Chancery by a BGII stockholder against BGII and its directors and the Company (the "Strougo Action") in connection with the tender offer and consent solicitation made by the Company (subsequently superseded by the execution of the Agreement and Plan of Merger in October 1995 between the Company and BGII). On or about July 6, 1995, the plaintiffs in the Fiorella, Cignetti, Neuman and Strougo Actions (collectively, the "Stockholder Plaintiffs") filed with the Court a motion to consolidate the four actions. On or about July 27, 1995, certain of the Stockholder Plantiffs filed an amended complaint that adopted certain allegations concerning self-dealing by BGII directors in connection with the merger agreement entered into with WMS (the "WMS Agreement"); added a claim relating to BGII's alleged failure to hold an annual meeting as required; and added WMS as defendant. The amended complaint also alleged that BGII intended, in violation of Delaware law, to sell Bally Wulff without first seeking stockholder approval of the sale. The action sought an order enjoining defendants from proceeding with, consummating or closing the WMS merger or rescinding it if it closed; preventing the sale of Bally Wulff without prior stockholder approval; declaring invalid BGII's agreement to pay WMS a fee if the WMS Agreement is terminated by BGII in certain circumstances; compelling an auction of BGII and the provision of due diligence to the Company; scheduling an immediate meeting of BGII stockholders; and awarding compensatory damages. Management believes these claims to be without merit and intends to vigorously defend these actions.


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

7. UNAUDITED CONSOLIDATING FINANCIAL STATEMENTS

   The  following  unaudited consolidating financial  statements are presented to provide information regarding Alliance Gaming Corporation in columnar presentation as follows: the parent company and its wholly-owned "Guaranteeing Subsidiaries", its "Pledging Subsidiaries" consisting of VSI, Rainbow Casino Vicksburg L.P. and Alliance Holding Company (the entity that holds the Company's investment in BGII) and its non-pledging and non-guaranteeing subsidiary, Alliance Automaten GmbH & Co KG (the subsidiary that holds the Company's German interests). The "Pledging Subsidiaries" are shown separately because all of the Company's interest in these entities is pledged as collateral for the Senior Secured Notes. The note to consolidating financial statements should be read in conjunction with these consolidating financial statements.


                  CONSOLIDATING BALANCE SHEETS

                          June 30, 1996
                           (In 000's)

                                                                                           Alliance
                                                                 Non-Pledging              Gaming
                                     Parent and                     Non-                 Corporation
                                     Guaranteeing    Pledging    Guaranteeing   Adjust-      and
                                     Subsidiaries  Subsidiaries  Subsidiaries   ments    Subsidiaries
ASSETS
Current assets:
 Cash and cash equivalents              $ 37,249     $ 8,684       $ 2,124      $           $ 48,057
 Accounts and notes receivable, net       47,915          35        46,850       (1,298)      93,502
 Inventories, net                         24,996          12        16,648                    41,656
 Other current assets                      6,317         552         1,485                     8,354
       Total current assets              116,477       9,283        67,107       (1,298)     191,569
Long-term notes receivable, net           16,935                     1,773       (4,524)      14,184
Property, plant and equipment, net        39,336      26,937        11,811                    78,084
Excess of costs over net assets of
 acquired businesses, net                 40,396                     18,332       1,564       60,292
Intangible assets, net                    19,827         420                                  20,247
Investment in subsidiaries                88,154                                (88,154)
Other assets, net                          8,576       2,835          2,744      (3,027)      11,128
                                        $329,701     $39,475       $101,767    $(95,439)    $375,504

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                        $15,076        $213        $3,750      $(2,560)     $16,479
 Accrued liabilities                      53,474       4,110         6,140      (25,420)      38,304
 Current maturities of long-term debt      8,200       3,913        13,664                    25,777
 Total current liabilities                76,750       8,236        23,554      (27,980)      80,560
Senior Secured Notes due 2003, net       150,929                                             150,929
Other long-term debt, less current
 maturities                                2,750      12,984         3,007       (4,103)      14,638
Other liabilities                          7,343                                   (512)       6,831
 Total liabilities                       237,772      21,220        26,561      (32,595)     252,958

Minority interest                                      1,147                          1        1,148

Series B Special Stock                    51,552                                              51,552

Commitments and contingencies

Stockholders' equity:
Common Stock                               3,547           2                       (373)       3,176
Series E Special Stock                    11,316                                              11,316
Additional paid-in capital               118,513       2,455        75,222      (57,159)     139,031
Cumulative translation adjustment              3                      (290)                     (287)
Retained earnings (Accumulated deficit)  (93,002)     14,651           274       (5,313)     (83,390)
 Total stockholders' equity               40,377      17,108        75,206      (62,845)      69,846
                                        $329,701     $39,475      $101,767     $(95,439)    $375,504


                       See accompanying unaudited note.

                   CONSOLIDATING BALANCE SHEETS

                       September 30, 1996
                           (In  000's)

                                                                                        Alliance
                                                  Non-Pledging                           Gaming
                                      Parent and       Non-                             Corporation
                                     Guaranteeing    Pledging    Guaranteeing   Adjust-      and
                                     Subsidiaries  Subsidiaries  Subsidiaries   ments    Subsidiaries
ASSETS
Current assets:
 Cash and cash equivalents              $ 26,992      $ 8,047       $  3,292     $          $ 38,331
 Accounts and notes receivable, net       43,230          40          47,323      (1,147)     89,446
 Inventories, net                         28,250           14         16,162                  44,426
 Other current assets                      5,827          517          1,818                   8,162
 Total current assets                    104,299        8,618         68,595      (1,147)    180,365
Long-term notes receivable, net           15,856                       2,113      (4,308)     13,661
Property, plant and equipment, net        39,273       26,723         10,313                  76,309
Excess of costs over net assets of
 acquired businesses, net                 39,953                      19,478       1,564      60,995
Intangible assets, net                    18,718          375                                 19,093
Investment in subsidiaries                88,154                                 (88,154)
Other assets, net                          9,371        2,518            (34)       (421)     11,434
                                        $315,624      $38,234       $100,465    $(92,466)   $361,857

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                       $ 16,872      $   455        $ 2,513     $    47    $ 19,887
 Accrued liabilities                      49,565        3,965          8,349     (25,269)     36,610
 Current maturities of long term-debt        641        2,525         10,162                  13,328
 Total current liabilities                67,078        6,945         21,024     (25,222)     69,825
Senior Secured Notes due 2003, net       150,999                                             150,999
Other long-term debt, less current
 maturities                                2,595       11,218          2,955      (3,908)     12,860
Other liabilities                          7,316            1             46        (494)      6,869
 Total liabilities                       227,988       18,164         24,025     (29,624)    240,553

Minority interest                                       1,106              1                   1,107

Series B Special Stock                    52,656                                              52,656

Commitments and contingencies

Stockholders' equity:
Common Stock                               3,554            2                       (373)      3,183
Series E Special Stock                    11,316                                              11,316
Additional paid-in capital               118,382        2,455           75,222   (57,157)    138,902
Cumulative translation adjustment             (5)                         (436)                 (441)
Retained earnings (Accumulated deficit)  (98,267)      16,507            1,654    (5,313)    (85,419)
 Total stockholders' equity               34,980       18,964           76,440   (62,843)     67,541
                                        $315,624      $38,234         $100,465  $(92,466)   $361,857


                       See accompanying unaudited note.

             CONSOLIDATING STATEMENTS OF OPERATIONS

              Three Months Ended September 30, 1995
                           (In 000's)

                                                                          Alliance
                                                                           Gaming
                                    Parent and                            Corporation
                                   Guaranteeing    Pledging    Adjust-       and
                                   Subsidiaries  Subsidiaries  ments    Subsidiaries
Revenues:
 Gaming machine operations             $22,716     $ 3,784     $(204)   $26,296
 Casino and tavern operations            4,623       8,303      (684)    12,242
 Gaming equipment sales                      3                                3
                                        27,342      12,087      (888)    38,541
Costs and expenses:
 Cost of gaming machine operations      18,032       2,384      (204)    20,212
 Cost of casino and tavern operations    2,950       3,075      (110)     5,915
 Selling, general and administrative     4,767       2,426      (499)     6,694
 Provision for doubtful receivables         10          11                   21
 Depreciation and amortization           1,959         528                2,487
 Direct merger costs                     4,677                            4,677
                                        32,395       8,424      (813)    40,006

Operating income (loss)                 (5,053)      3,663       (75)    (1,465)

Other income (expense):
 Interest income                           479          60      (113)       426
 Interest expense                       (1,759)       (562)      113     (2,208)
 Royalty fees                                         (980)                (980)
 Minority interest in income                          (144)                (144)
 Other, net                                351         312      (181)       482

Income (loss) before income taxes       (5,982)      2,349      (256)    (3,889)

Income tax provision (benefit)            (536)        321      (256)      (471)

Net income (loss)                     $ (5,446)    $ 2,028     $ ---   $ (3,418)






                       See accompanying unaudited note.



             CONSOLIDATING STATEMENTS OF OPERATIONS

              Three Months Ended September 30, 1996
                           (In 000's)

                                                                                        Alliance
                                                              Non-Pledging              Gaming
                                     Parent and                   Non-                Corporation
                                   Guaranteeing     Pledging   Guaranteeing   Adjust-     and
                                   Subsidiaries   Subsidiaries Subsidiaries   ments    Subsidiaries
Revenues:
 Gaming machine operations             $24,569      $ 4,320       $           $           $ 28,889
 Casino operations                       3,375        9,899                    (561)        12,713
 Gaming equipment and systems sales     34,883                                            34,883
 Wall machine and amusement game sales                             26,427                   26,427
                                        62,827       14,219        26,427      (561)       102,912
Costs and expenses:
 Cost of gaming machine operations      19,117        2,777                                 21,894
 Cost of casino operations               1,866        3,500                                  5,366
 Cost of gaming equipment and systems
     sales                              21,808                                              21,808
 Cost of wall machines and amusement
     game sales                                                    15,104                   15,104
 Selling, general and administrative    12,905        3,104         6,858      (578)        22,289
 Provision for doubtful receivables      1,180                        395                    1,575
 Depreciation and amortization           3,258          556         1,406                    5,220
 Unusual items                             700                                                 700
                                        60,834        9,937        23,763      (578)        93,956

Operating income                         1,993        4,282         2,664        17          8,956

Other income (expense):
 Interest income                           586          90                     (113)           563
 Interest expense                       (5,294)       (866)          (203)      113         (6,250)
 Royalty fees                                       (1,151)                                 (1,151)
 Minority interest in income                          (141)                                   (141)
 Other, net                               (136)        152                      (17)            (1)
Income (loss) before income taxes       (2,851)      2,366          2,461                    1,976

Income tax provision (benefit)            (250)        510          1,081                    1,341
Net income (loss)                       (2,601)      1,856          1,380                      635
Special Stock dividends                 (2,896)                                             (2,896)

Net income (loss) applicable to
    common shares                     $ (5,497)    $ 1,856        $ 1,380     $  ---      $ (2,261)



                       See accompanying unaudited note.

             CONSOLIDATING STATEMENTS OF CASH FLOWS
              Three Months Ended September 30, 1995
                           (In 000's)


                                                                               Alliance
                                                                                Gaming
                                         Parent and                           Corporation
                                        Guaranteeing   Pledging      Adjust-     and
                                        Subsidiaries  Subsidiaries   ments    Subsidiaries
Cash flows from operating activities:
 Net (loss) income                        $(5,446)       $2,028      $          $ (3,418)
 Adjustments to reconcile net (loss)
  income to net cash provided by
  (used in) operating activities:
 Depreciation and amortization              1,959           528                    2,487
 Amortization of debt discounts                              59                       59
 Write down of other assets                   147           (22)                     125
     Loss on sale of assets                   159            (8)                     151
     Provision for losses on receivables       10            11                       21
 Net change in operating assets and
  liabilities:
 Accounts and notes receivable               (610)           (3)      160           (453)
 Inventories                                    6             3                        9
 Other current assets                         387           626                    1,013
 Accounts payable                            (169)         (102)                    (271)
 Accrued liabilities                         (158)          601      (164)           279
 Intercompany accounts                        439          (439)
  Net cash provided by (used in)
  operating activities                     (3,276)        3,282        (4)             2
Cash flows from investing activities:
 Additions  to property and equipment      (1,278)         (948)                  (2,226)
 Proceeds from disposal of property and
  equipment                                   288             8                      296
 Net  sale  of securities available for
  sale                                      3,548                                  3,548
 Other                                       (752)         (358)                  (1,110)
  Net cash provided by  (used in)
  investing activities                      1,806        (1,298)                     508
Cash flows from financing activities:
 Proceeds  from  long-term debt,
  net of expenses                                           329      (161)           168
 Reduction of long-term debt                  (69)       (1,120)      165         (1,024)
  Net cash used in financing activities       (69)         (791)        4           (856)

Cash and cash equivalents:
 Increase (decrease) for period            (1,539)        1,193                     (346)
 Balance, beginning of period               8,235         5,499                   13,734
 Balance, end of period                    $6,696        $6,692      $---        $13,388







                       See accompanying unaudited note.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              Three Months Ended September 30, 1996
                           (In 000's)

                                                                                             Alliance
                                                                   Non-Pledging               Gaming
                                        Parent and                    Non-                  Corporation
                                       Guaranteeing    Pledging    Guaranteeing   Adjust-       and
                                       Subsidiaries  Subsidiaries  Subsidiaries   ments     Subsidiaries
Cash flows from operating activities:
 Net income (loss)                      $(2,601)        $1,856       $1,380       $            $  635
 Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
 Depreciation and amortization            3,258            556        1,406                     5,220
 Amortization of debt discounts              17            495                                    512
 (Gain) loss on sale of property and
  equipment                                  49             (4)           8                        53
 Write down of other assets                  95                           7                       102
 Provision for losses on receivables      1,180                         395                     1,575
 Other                                                                  (24)                      (24)
 Change in operating assets and
  liabilities:
 Accounts and notes receivable            4,513             (5)      (1,208)        (367)       2,933
 Inventories                             (2,940)            (2)         486                    (2,456)
 Other current assets                       482             35         (474)                       43
 Intercompany accounts                     (518)           317        2,807       (2,606)
 Accounts payable                         1,795            242       (1,237)       2,608        3,408
 Accrued liabilities                     (3,925)          (185)       3,192          168         (750)
  Net cash provided by (used in)
    operating activities                  1,405          3,305        6,738         (197)      11,251
Cash flows from investing activities:
 Additions to property, plant and
  equipment                              (1,447)          (297)      (1,028)                   (2,772)
 Proceeds from disposal of property
  and equipment                              37              4                                     41
 Other                                   (1,058)                                               (1,058)
  Net cash provided by (used in)
   investing activities                  (2,468)          (293)      (1,028)                   (3,789)
Cash flows from financing activities:
 Proceeds from long-term debt                41                                                    41
 Reduction of long-term debt               (179)        (3,649)         (52)         197       (3,683)
 Net change in lines of credit           (7,525)                     (4,485)                  (12,010)
 Repurchase of Series B Special Stock    (1,653)                                               (1,653)
 Issuance of common stock upon
  exercise of stock options                 122                                                   122
  Net cash provided by (used in)
   financing activities                  (9,194)        (3,649)      (4,537)         197      (17,183)

Effect of exchange rate changes on cash                                  (5)                       (5)
Cash and cash equivalents:
 Increase (decrease) for period         (10,257)          (637)       1,168                    (9,726)
 Balance, beginning of period            37,249          8,684        2,124                    48,057
 Balance, end of period                 $26,992         $8,047       $3,292       $  ---      $38,331






                              See accompanying unaudited note.

Debt and Lines of Credit

Long-term debt and lines of credit at September 30, 1996 consist of the following (in 000's):

                                                                                             Alliance
                                                                  Non-Pledging                Gaming
                                       Parent and                     Non-                 Corporation
                                      Guaranteeing    Pledging    Guaranteeing   Adjust-       and
                                      Subsidiaries  Subsidiaries  Subsidiaries   ments     Subsidiaries

12 7/8% Senior Secured notes due
 2003, net of unamortized discount      $150,999      $             $           $            $150,999
Hospitality Franchise Systems
 note payable                                           7,549                                   7,549
Bally Wulff revolving line of credit                                  9,179                     9,179
7.5% Convertible subordinated
 debentures due 2003                       1,642                                                1,642
Other                                      1,594        6,194         3,938      (3,908)        7,818
                                         154,235       13,743        13,117      (3,908)      177,187
Less current maturities                      641        2,525        10,162                    13,328
Long-term debt, less current
 maturities                             $153,594      $11,218       $ 2,955     $(3,908)     $163,859

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

On June 18, 1996, the Company completed the acquisition of all the outstanding shares of BGII. The consideration paid consisted of
$77,243,000  in cash, $2,957,000 in the Company's   common  stock
and $36,571,000 in the Company's Series B Special Stock and totaled $11.84 per share for the 9,855,500 shares outstanding (excluding the 1,000,000 shares beneficially owned by the Company prior to the Merger). The Company incurred direct merger costs of approximately $4,677,000 and $0 during the three months ended September 30, 1995, and 1996, respectively. Such costs include
legal,   accounting,  transaction  financing  fees,  public   and
investor relations and printing costs and related costs.

At September 30, 1996, the Company had $38,331,000 in cash and cash equivalents and $27,980,000 in availability on revolving lines of credit (representing a paydown in the lines of credit during the quarter of $12,010,000). In addition the Company had working
capital   of   approximately   $110,540,000,   a   decrease    of
approximately $469,000 from June 30, 1996. Consolidated cash and cash equivalents at September 30, 1996 includes approximately $8,000,000 of cash which is utilized in gaming operations which is held in vaults, cages or change banks.

The following table presents an analysis of the consolidated working capital at June 30, 1996 and September 30, 1996 and the components of the changes from the prior period:

                                              June 30,      Sept. 30,     Total
                                               1996           1996       Change
                                                           (In $000's)
Cash and Cash Equivalents                     $48,057       $38,331    $ (9,726)
Accounts and Notes Receivable, net             93,502        89,446      (4,056)
Inventories, net                               41,656        44,426       2,770
Other Current Assets, net                       8,354         8,162        (192)
   Total Current Assets                       191,569       180,365     (11,204)

Accounts Payable                               16,479        19,887      (3,408)
Accrued Liabilities                            38,304        36,610       1,694
Current Maturities of Long Term Debt           25,777        13,328      12,449
   Total Current Liabilities                   80,560        69,825      10,735

Net Working Capital                          $111,009      $110,540     $  (469)

The following are the significant changes in the components of the Company's working capital during the three months ended September
30, 1996:

Cash and Cash Equivalents

The net change in cash and cash equivalents resulted from cash used for principal reductions of the revolving lines of credit borrowings associated with Bally Gaming and Systems of $7,525,000 and Bally Wulff of $4,485,000 and to fully pay a loan associated with VSI in the amount of $2,826,000, payments made for accrued direct merger costs, accrued compensation, and the accrued distribution payable to the limited partner in the Rainbow Casino Vicksburg Partnership, L.P., and cash used to purchase shares of Series B Special Stock, partially offset by the cash received from the reduction in accounts and notes receivable.

Accounts  and  Notes  Receivable, Accounts  Payable  and  Accrued
Liabilities

During the three months ended September 30, 1996, the Company received a net cash inflow from its accounts and notes receivable. Accounts payable and accrued liabilities decreased over the prior year due to the payments made for accrued direct merger costs, accrued compensation, and the accrued distribution payable to the limited partner in the Rainbow Casino Vicksburg Partnership, L.P.

Current Maturities of Long Term Debt

During the three months ended September 30, 1996, current maturities of long term debt were reduced primarily due to the principal
reductions  of   revolving line of credit  borrowings  associated
with Bally Gaming and Systems and Bally Wulff, and to a lesser extent, the payment of a subordinated loan associated with VSI, partially offset by the reclassification to current maturities of long-term debt of certain debt instruments which now have maturities less than one year.

Cash Flow and Other Information

Cash provided in operating activities for three months ended September
30,   1996  increased  approximately  $11,249,000  from   amounts
reported for the same period in 1995. Significant changes in operating assets and liabilities in the 1996 period from the 1995 period were (1) net income of $635,000 compared to a net loss of $3,418,000 in the prior year quarter, (2) a decrease in net
current   and   long-term  accounts  and  notes   receivable   of
$2,933,000 as collections from prior period sales exceeded customer financing on current period sales, (3) an increase in
inventories   of  $2,456,000  primarily  related   to   increased
production activity, (4) an increase of $3,408,000 in accounts payable primarily related to the increase in inventory and (5) a decrease in accrued liabilities and other payables primarily due to payments made during the quarter on accrued and unpaid direct merger costs, accrued compensation and the accrued distribution payable to the limited partner in RCVP. Significant non-cash items added to net income in the computation of cash flows from operating activities for three months ended September 30, 1996 include $5,220,000 of depreciation and amortization representing an increase of $2,733,000 over the prior year quarter and a provision for doubtful receivables of $1,575,000 representing an increase of $1.554,000 over the prior year quarter.

Cash flows used in investing activities for three months ended September 30, 1996 decreased by $4,297,000 from the same period in 1995. The decrease is primarily the result of the net sale of securities available for sale during the prior period totaling $3,548,000 compared to $0 in the current period.

Cash flows from financing activities for three months ended September 30, 1996 decreased $16,327,000 from the same period in 1995. The decrease was primarily the result of cash used for principal
reductions  of   and revolving line of credit borrowings  in  the
amount of $12,010,000, payment of the remaining principal and accrued interest balance of the loan associated with VSI totaling $2,826,000 and the repurchase for $1,653,000 of 19,000 shares of the Company's Series B Special Stock.

In the prospectus for the Senior Secured Notes and Series B Special Stock issued to finance the Merger, the Company had presented adjusted operating cash flow for the combined companies which consists of the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA"), net of casino royalty and minority interest and adjusted to exclude direct merger costs and unusual items and, in periods prior to the Merger, as further adjusted to include BGII's results for the entire period and to assume cost savings synergies resulting from the Merger and to adjust business development expenses to assumed annual amount of $3,000,000. The Company experienced a significant increase in adjusted operating cash flow from $9,249,000 in the three months ended September 30, 1995 to $13,784,000 in the three months ended September 30, 1996. Each of the Company's four business units contributed to this improvement.



 The following is summary of EBITDA, as adjusted by business unit reconciled to adjusted operating cash flows:

                                            Three Months Ending September 30,
                                                   1995(a)       1996(a)
                                                        (In $000's)
EBITDA by Business Unit:
Bally Gaming and Systems                          $ 2,410        $5,463
Bally Wulff                                         3,159         4,050
Gaming Machine Operations                           3,983(b)      4,760(b)
Casino Operations                                   2,776(b)      3,284(b)
Corporate Administrative Expenses and Other        (4,667)       (3,973)
Direct Merger Costs                                (4,951)          ---
Unusual Items                                      (1,529)         (700)
    EBITDA, as adjusted                             1,181        12,884
Adjustments:
Direct Merger Costs                                 4,951           ---
Unusual Items or Non-recurring Charges              1,929           900
Development Expense                                   (62)(c)       ---
Synergy Cost Savings                                1,250(d)        ---
     Adjusted Operating Cash Flows                 $9,249       $13,784
_________________
(a) Includes the consolidated results of the Company (including BGII) for the three months ended September 30, 1996 and the combined historical results of the Company andBGII for the three months ended September30, 1995.
(b) Minority interest and, for Casino Operations, casino royalty have been offset against business unit EBITDA.
(c) Adjusts business development expense for the quarter ended September 30, 1995 to an assumed annual amount of $3,000,000 or $750,000 for each quarter. Actual business development expenses for the quarter ended September 30, 1996 was $603,000 and is included in corporate administrative expenses.
(d) Adjusts for estimated synergy cost savings including elimination of certain duplicative costs, such as facility, legal, accounting, and compensation.

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

During March 1993, Bally Wulff obtained two bank revolving lines of credit that currently provide for borrowings up to DM17,500,000 (approximately $11,473,000 at September 30, 1996) of which approximately $1,967,000 had been borrowed at September 30, 1996. In May 1993, Bally Wulff obtained a working capital line of
credit   that  provides  for  borrowings  up  to  DM16,300,000
(approximately $10,686,000 at September 30, 1996) of which approximately $7,212,000 had been borrowed at September 30, 1996. Bally Gaming, Inc., BGII's domestic subsidiary, obtained a bank revolving line of credit in March 1993 which, as amended, provides for borrowings tied to a percentage of Bally Gaming, Inc.'s eligible (as defined in the credit agreement) inventory and accounts receivable with a maximum borrowing capacity of
$15,000,000  with  the expiration date of  March  31,  1997.   At
September 30, 1996 Bally Gaming, Inc.'s eligible borrowing capacity under this agreement was approximately $15,000,000 of which $0 was outstanding. Through bank credit agreements at Bally Wulff and Bally Gaming, Inc., the Company has unused lines of credit of approximately $27,980,000 at September 30, 1996. The Company is currently evaluating new financing alternatives, including a replacement of Bally Gaming, Inc.'s revolving line of credit facility, in order to free up certain non-working capital
based  collateral  and  to  obtain a lower  interest  rate.   The
indenture for the Company's Senior Secured Notes limits the Company's worldwide maximum borrowings under working capital or revolving credit facilities to $40,000,000.

The indenture for the Company's Senior Secured Notes contains various
limitations   on   incurrence  of  additional  indebtedness,   on
restricted payments and on dividend and payment restrictions on subsidiaries. The Company does not have any material capital
expenditure  commitments  at September  30,  1996.   The  Company
anticipates  that  cash  flow  from  operations  and   borrowings
available under existing lines of credit will be sufficient to fund its cash needs for at least the next twelve months.

Management believes that customer financing terms have become an increasingly important competitive factor in certain emerging markets for the Bally Gaming and Systems business unit. Competitive conditions sometimes require Bally Gaming and Systems to grant extended payment terms on gaming machines and other gaming equipment. While these financings are normally collateralized by such equipment, the resale value of the collateral in the event of a default may be less than the amount financed. In conjunction with sales by Bally Gaming and Systems, with recourse to the Company, of certain trade receivables to third parties, the Company had guaranteed amounts due from various customers of approximately $14,000,000 at September 30, 1996. It is possible that one or more customers whose obligation has been guaranteed by Bally Gaming and Systems may be unable to make payments as such amounts become due. In such event, Bally Gaming and Systems may become responsible for repayment of at least a portion of such amounts over the term of the receivables. In general, under the terms of these contracts, the Company may be responsible for monthly payments of the outstanding obligations. Accordingly, the Company will have greater exposure to the financial condition of its customers in emerging markets than has historically been the case in established markets like Nevada and Atlantic City. In August 1996, the Company received demand notices from the holder of notes related to one customer's trade receivables for which payments were in arrears from December 1995. The demand notice is for $3,571,000 and although the Company is negotiating a restructuring with the holder of these notes and the customer, there can be no assurance that a successful restructuring will take place. In order to be competitive in meeting customer demand for financing of gaming equipment in emerging markets, the Company plans to continue to evaluate the need to involve third party finance companies or secure additional financing, although there is no assurance that such additional financing will be obtained. Bally Wulff provides customer financing for approximately 20% of its sales, and management expects this practice temporarily to increase during the latter half of calendar 1996.

In March 1992, Alfred H. Wilms, director and principal stockholder (and then Chairman of the Board of Directors and Chief Executive Officer) of the Company, committed to provide or cause others to provide a $6,500,000 five year loan to VSI, the Company's controlled subsidiary, which loan was funded in full and was secured by a subordinated interest in all of VSI's present and future personal property. All scheduled principal and interest payments were made until September 1996 when the remaining principal and accrued interest thereon totaling $2,826,000 was paid.

Results of Operations:

Three Months Ended September 30, 1995 and 1996

General

The company operates through four business units: (i) Bally Gaming and Systems, (ii) Bally Wulff (consisting of the manufacture and distribution of wall-mounted gaming machines and distribution of other recreational and amusement machines), (iii) gaming machine operations and (iv) casino operations. The results of operations of the BGII business units have been consolidated since June 18, 1996. However, to enhance the comparability to prior periods, the following discussion presents the results of the operations of BGII for the three months ended September 30, 1995 which was prior to the Merger and therefore such results are not included in the accompanying consolidated financial statements.

The following tables set forth the combined revenues and operating income (loss) for the four business units for the three months ended September 30, 1995 and 1996:

                                   1995         1996
                                       (In 000's)
Revenues:
  Bally Gaming and Systems       $27,720      $34,883
  Bally Wulff                     23,754       26,427
  Gaming Machine Operations       26,296       28,889
  Casino Operations               12,242       12,713
Total Revenues                   $90,012     $102,912

                                    1995        1996
                                       (In 000's)
Operating income (loss):
  Bally Gaming and Systems         1,875        4,772
  Bally Wulff                      1,588        2,644
  Gaming Machine Operations        2,407(a)     3,049(a)
  Casino Operations                2,335(a)     2,814(a)
  Corporate and Other             (5,569)      (4,916)
  Subtotal                         2,636        8,363
  Direct merger costs             (4,971)         ---
  Unusual items                   (1,529)        (700)
Total operating income (loss):   $(3,864)      $7,663

(a) Net of minority interest and, for Casino Operations, net of casino royalty.

Bally Gaming and Systems

For the quarter ended September 30, 1996, Bally Gaming and Systems reported revenues of $34.9 million, an increase of 26%, compared
to  revenues  of $27.7 million in the prior year quarter.   Bally
Gaming  reported  unit sales of approximately  4,900  new  gaming
machines,  an  increase  of  40%,  compared  to  unit  sales   of
approximately  3,500  in  the prior  year  quarter.   The  volume
improvement resulted primarily from sales to Casino Niagara in Niagara Falls, Canada where Bally Gaming placed approximately 1,500 new gaming machines, representing 50% of the casino floor. By market segment, Bally Gaming's unit sales for the quarter consisted of approximately 1,700 units to the Nevada and Atlantic City markets, 2,500 units to international markets and 700 units to riverboats, Native American and other domestic markets. Bally Gaming reported revenues from the sale of new gaming machines of $24.3 million, an increase of 29%, compared to $18.8 million in the prior year quarter due to higher unit volume partially offset by lower average selling prices. Bally Systems reported revenues of $5.2 million, an increase of 160%, compared to revenues of $2.0 million in the prior year quarter. The revenue improvement resulted primarily from the Casino Rama installation in Ontario, Canada and recognition of approximately one-half of the hardware revenues during the quarter for Casino Niagara.

For the quarter ended September 30, 1996, gross profit margins improved to 37.5% from 34.9% in the prior year quarter. The gross margin improvement resulted primarily from the favorable impact of greater production volume in the Company's manufacturing facility, partially offset by the effect of higher international sales which traditionally have lower profit margins. Bally Gaming and Systems reported operating income of $4.8 million, an increase of 154%, compared to operating income of $1.9 million in the prior year quarter. The operating income improvement resulted primarily from the aforementioned revenue and gross margin increases, as well as relatively flat selling, general and administrative expenses, partially offset by an increased provision for doubtful receivables.


Bally Wulff

For the quarter ended September 30, 1996, Bally Wulff reported revenues of $26.4 million, an increase of 11%, compared to revenues of $23.8 million in the prior year quarter. The revenue improvement resulted primarily from a 44% increase in new wall machine units sold, partially offset by a decrease in amusement game sales as operators weighted their mix of capital expenditures toward new wall machines. The currency translation impact of the fluctuation of the German mark versus the U.S. dollar reduced revenues by $1.9 million during the 1996 quarter.

For the quarter ended September 30, 1996, gross profit margin improved to 42.8% from 40.3% in the prior year quarter. The gross margin improvement resulted primarily from the favorable impact of greater production volume in Bally Wulff's production facility. Bally Wulff reported operating income of $2.6 million, an increase of 66%, compared to $1.6 million in the prior year
quarter.   The  operating income improvement  resulted  primarily
from  the  aforementioned  revenue and  gross  margin  increases,
partially   offset  by  an  increased  provision   for   doubtful
receivables as well as higher selling, general and administrative expenses due to costs of a trade show.

Gaming Machine Operations

For the quarter ended September 30, 1996, the gaming machine operations business unit reported revenues of $28.9 million, an increase of 10%, compared to revenues of $26.3 million in the prior year quarter. Louisiana revenues increased 14% as net win per gaming machine per day increased 21% to $72.10 from $59.78 in the prior year quarter, partially offset by a decline in the average number of gaming machines to 653 from 677 in the prior year quarter. Nevada revenues increased 9% as net win per gaming machine per day increased 6% to $49.36 from $46.67 in the prior year quarter, while the average number of gaming machines increased to 5,552 from 5,270 in the prior year quarter. The improvement in net win per gaming machine per day in Nevada resulted primarily from the continuing favorable impact of Gamblers Bonus, a cardless slot player's club and player tracking system launched in December 1995. The increase in the average number of gaming machines in Nevada reflects the addition of approximately 150 gaming machines in Northern Nevada operated by Bally Gaming prior to the Merger and the continued roll-out of the Gamblers Bonus machines. Gamblers Bonus is currently installed in 86 locations representing 1,091 machines in Southern Nevada.

For the quarter ended September 30, 1996, cost of revenues increased
8%  to $21.9 million compared to $20.2 million in the prior  year quarter.  As a percentage of revenues, cost of revenues  improved to  75.8% from 76.8% in the prior year quarter. Louisiana cost of
revenues,  increased  16%  and,  as  a  percentage  of   revenues
increased slightly to 64.3% from 63.0% in the prior year  quarter primarily  due to the new location which opened in October  1995.
Nevada  cost  of  revenues increased 7% but, as a  percentage  of revenues, improved to 77.8% from 79.2% in the prior year  quarter primarily due to higher revenues while costs associated with new and renewed contracts which remained relatively flat. The gaming machine operations
business   unit  reported  operating  income,  net  of   minority
interest,  of  $3.0  million,  an increase  of  27%  compared  to operating  income of $2.4 million in the prior year quarter.  The
operating   income  improvement  resulted  primarily   from   the
aforementioned  increase  in  revenues  and  an  improvement   in
operating costs as a percentage of revenues, partially offset  by
a   slight   increase  in  selling,  general  and  administrative
expenses.

On November 5, 1996 voters in Louisiana approved a proposition to allow video poker to continue in six of the seven parishes in which the Company operates within off-track betting locations in the greater New Orleans area. In the one parish in which the Company operates where video poker was voted down, the Company will be allowed to continue to conduct business through June 30, 1999. The two off-track betting locations in this parish accounted for only 13% of the VSI revenues and less than $0.4 million of EBITDA for the year ended June 30, 1996.

Casino Operations

For the quarter ended September 30, 1996, the casino operations business unit reported revenues of $12.7 million, an increase of 16%, compared to revenues of $11.0 million in the prior year quarter. This increase is due to an 18% increase at the Rainbow Casino and a 9% increase at the Plantation Casino. The improvement at the Rainbow Casino was attributable to the continuing success of its direct marketing campaigns and a 23% higher average market share than in the prior year quarter. Revenues from the Plantation Casino improved as revenues in the prior year quarter had been negatively impacted by an internal remodeling project.

For the quarter ended September 30, 1996, the cost of revenues for casino operations increased 7% to $5.4 million compared to $5.0 million in the prior year quarter but, as a percentage of revenues, improved to 42.2% from 45.5% in the prior year quarter due to higher revenues with relatively stable costs.

For the quarter ended September 30, 1996, the casino operations business unit reported operating income, net of casino royalty and minority interest, of $2.8 million, an increase of 21%, compared to operating income of $2.3 million in the prior year quarter. The operating income improvement resulted from the aforementioned increase in revenues and an improvement in operating costs as a percentage of revenues, partially offset by an increase in selling, general and administrative due to higher advertising and promotional costs at the Rainbow Casino operations.

Revenues and Expenses for Closed Casinos and Taverns

During the year ended June 30, 1996, the Company disposed of or terminated operations at several small casinos and taverns as these operations were not deemed to be compatible with the
Company's long-term growth strategy. The Company does not believe these businesses constitute a disposal of a segment of a business, as defined in APB Opinion 30, and therefore the results of operations from these businesses are included in the applicable revenue and expense captions in the consolidated statements of operations. No revenues or expenses were reported for these properties in the quarter ended September 30, 1996. For the quarter ended September 30, 1995, revenues for these properties are included in casino revenues and totaled $1.3 million. The related costs of revenues are included in casino cost of revenues and totaled $0.9 million. The related selling, general and administrative expenses are included in selling general and administrative expenses and totaled $0.4 million.

Consolidated

As previously discussed, the Company acquired BGII on June 18, 1996. Therefore the consolidated results of operations for the three
months   ended  September  30,  1996  include  the   results   of
operations of BGII while the consolidated results for the three months ended September 30, 1995 do not include BGII's results. The discussion below does not include results for BGII in the 1995 quarter.

Total revenues for the quarter ended September 30, 1996, were $102.9 million, an increase of 167% compared to revenues of $38.5 million in the prior year quarter. This increase is due to including $61.3 million of revenues from BGII in the 1996 quarter as well as the aforementioned increases in revenues at both the gaming machine operations and casino operations business units.

Cost of revenues for the quarter ended September 30, 1996, were $64.2 million, an increase of 146% compared to $26.1 million in the prior year quarter due to the inclusion of $36.9 million of BGII cost of revenues in the 1996 quarter as well as the aforementioned increases in cost of revenues at both the gaming machine operations and casino operations business units. Cost of revenues as a percentage of total revenues improved to 62.4% from 67.8% in the prior year quarter due to the aforementioned improvements at both the gaming machine operations and casino operations business units as well as the impact of the inclusion of the BGII business units.

Corporate administrative expenses for the quarter ended September 30, 1996, were $4.0 million, an increase of 82% compared to corporate administrative costs of $2.2 million in the prior year quarter. This increase is due to inclusion of BGII corporate administrative expenses in the 1996 quarter partially offset by synergy cost savings such as elimination of certain duplicative costs, for example facility, legal, accounting, and compensation costs. Corporate administrative expenses include salaries and wages, related taxes and benefits, rent, professional fees and other expenses associated with maintaining the corporate office and providing centralized corporate services for the Company.

Exclusive of the corporate administrative expenses noted above, selling, general and administrative expenses for the quarter ended September 30, 1996, were $18.3 million an increase of 307% compared to selling, general and administrative costs of $4.5 million in the prior year quarter. This increase is due to the
inclusion   of  $13.3  million  of  BGII  selling,  general   and
administrative   expenses   in   the   1996   quarter   and   the
aforementioned increase at both the gaming machine operations and casino operations business units partially offset by the decrease in expenses as the result of the aforementioned disposed or terminated operations at several small casinos and taverns.

Provisions for bad debt for the quarter ended September 30, 1996, increased $1.6 million from the prior fiscal year quarter. The increase was due to the impact of including BGII's operations in the 1996 quarter. Depreciation and amortization for the quarter ended September 30, 1996 was $5.2 million, an increase of 110% compared to depreciation and amortization of $2.5 million in the prior year quarter. This increase is due to the inclusion of BGII depreciation and amortization in the 1996 quarter, higher depreciation and amortization in the gaming machine operations business unit and the impact of amortizing goodwill and other intangibles acquired in the BGII Merger.

During the quarter ended September 30, 1996, the Company incurred unusual charges of $0.7 million related primarily to separation costs of Alliance personnel subsequent to the Merger. During the quarter ended September 30, 1995, the Company expensed direct merger costs related to the pursuit of BGII totaling $4.7
million.   Such  costs  included  legal,  accounting,  financial
advisory, printer, SEC filing fees and other related expenses.

Net Interest  Expense and Income Taxes

Net interest expense in the quarter ended September 30, 1996, increased $5.7 million, an increase of 219% compared to the net interest expense of $1.8 million in the prior year quarter. The increase is primarily due to interest on the Company's 12 7/8% Senior Secured Notes due 2003 which were issued in June 1996, partially offset by lower interest expense on the Company's 7 1/2% Convertible Debentures due 2003, substantially all of which were converted into equity as part of the financing of the Merger.

The Company recorded an income tax provision of $1.3 million in the quarter ended September 30, 1996 compared to a benefit from income taxes of $0.5 million in the prior fiscal year quarter. The current quarter provision is primarily due to income taxes related to Bally Wulff.

The information contained in this Form 10-Q may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources, product development and commercialization risks, costs associated with the integration and administration of acquired operations, capacity and supply constraints or difficulties, the results of financing efforts and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.



                             PART II

Item 1. Legal Proceedings

         See "Notes to Unaudited Condensed Consolidated Financial
           Statements- 6. Legal Proceedings" for
           a description of certain legal proceedings.

Item 6. Exhibits and Reports on Form 8-K

         a.   Exhibits - None


         b.   Reports on Form 8-K

              The  registrant  submitted  items  on Form 8-K as follows :

              (i) On July 3, 1996 to disclose the completion of the merger with BGII and the closing of the related financings.

             (ii) On September 10, 1996 to file a consent by KPMG
                  Peat Marwick, LLP related to the Company's Registration Statement (No. 33-45811).



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



   ALLIANCE GAMING CORPORATION
         (Registrant)





   By     /s/ Steve  Greathouse
        Chairman of the Board of Directors,
        President and Chief Executive Officer
        (Principal Executive Officer)




   By     /s/ Scott D. Schweinfurth
        Sr. Vice President, Treasurer and
        Chief Financial Officer (Principal
        Financial and Accounting Officer)