Form 10-Q
period 1996-12-31
ALLIANCE GAMING CORP
filed 1997-02-14
CIK 2491

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 1996

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

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

The number of shares of Common Stock, $0.10 par value, outstanding as of February 4, 1997 according to the records of the registrant's registrar and transfer agent was 31,832,807.

================================================================================

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1996



                                    I N D E X



PART I.                             FINANCIAL INFORMATION                       PAGE
Item 1.  Unaudited Financial Statements

         Unaudited Condensed Consolidated Balance Sheets as of
           June 30, 1996 and December 31, 1996                                  3

         Unaudited Condensed Consolidated Statements of Operations
           for the three months ended December 31, 1995 and 1996                4

         Unaudited Condensed Consolidated Statements of Operations
           for the six months ended December 31, 1995 and 1996                  5

         Unaudited Condensed Consolidated Statements of Stockholder's
            Equity for the six months ended December 31, 1996                   6

         Unaudited Condensed Consolidated Statements of Cash Flows
           for the six months ended December 31, 1995 and 1996                  7

         Notes to Unaudited Condensed Consolidated Financial Statements         8

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            23



PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                                      37

Item 6.  Exhibits and reports on Form 8-K                                       37


SIGNATURES                                                                      38

                                     PART 1

                           ALLIANCE GAMING CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In 000's, except share data)

                                                                                 June 30,        Dec. 31,
                                                                                  1996            1996
                                                                               ---------       ---------
ASSETS
Current assets:
     Cash and cash equivalents                                                 $  48,057       $  29,401
     Accounts and notes receivable, net of allowance for doubtful
         accounts of $17,727 and $23,098                                          93,502         101,051
     Inventories, net                                                             41,656          40,196
     Other current assets                                                          8,354           6,597
                                                                               ---------       ---------
         Total current assets                                                    191,569         177,245
                                                                               ---------       ---------
Leased equipment, net                                                                482           3,743
Long-term notes receivable, net of allowance for doubtful
     accounts of $1,770 and $1,781                                                14,184          14,026
Property, plant and equipment, net of accumulated
     depreciation of $30,144 and $35,921                                          77,602          75,889
Excess of costs over net assets of acquired businesses, net of
     accumulated amortization of $422 and $1,150                                  60,292          60,590
Intangible assets, net of accumulated amortization of $5,216 and $7,495           20,247          18,231
Other assets, net                                                                 11,128          12,694
                                                                               ---------       ---------
                  Total assets                                                 $ 375,504       $ 362,418
                                                                               =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                          $  16,240       $  13,694
     Accrued liabilities                                                          38,543          39,677
     Current maturities of long-term debt and lines of credit                     25,777          14,482
                                                                               ---------       ---------
           Total current liabilities                                              80,560          67,853
                                                                               ---------       ---------
Senior secured notes, net of unamortized discount of  $3,071 and $2,928          150,929         151,072
Other long-term debt, less current maturities                                     14,638          13,051
Other liabilities                                                                  6,831           6,851
                                                                               ---------       ---------
                  Total liabilities                                              252,958         238,827
                                                                               ---------       ---------
Minority interest                                                                  1,148           1,193
Series B Special Stock, $.10 par value, $100 liquidation value; 684,551
     shares and 699,491 issued and outstanding, net of discount                   51,552          53,761

Commitments and contingencies

Stockholders' equity:
     Common Stock, $.10 par value; 175,000,000 shares authorized;
              31,763,000 shares and 31,835,000 issued and outstanding              3,176           3,184
     Series E Special Stock, $100 liquidation value; 113,160 and 116,872
              shares issued and outstanding                                       11,316          11,687
     Additional paid-in capital                                                  139,031         138,987
     Cumulative translation adjustment                                              (287)         (1,201)
     Accumulated deficit                                                         (83,390)        (84,020)
                                                                               ---------       ---------
         Total stockholders' equity                                               69,846          68,637
                                                                               ---------       ---------
               Total liabilities and stockholders' equity                      $ 375,504       $ 362,418
                                                                               =========       =========



      See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                          (In 000's, except share data)

                                                                    Three Months Ended December 31,
                                                                         1995            1996
                                                                      ---------       ---------
Revenues:
    Gaming equipment and systems sales                                $       3       $  42,273
    Wall machine and amusement game sales                                   ---          42,293
    Gaming machine operations                                            26,325          31,692
    Casino operations                                                    11,359          12,445
                                                                      ---------       ---------

                                                                         37,687         128,703
                                                                      ---------       ---------

Costs and expenses:
     Cost of gaming equipment and systems sales                               1          26,483
     Cost of  wall machine and amusement game sales                         ---          20,317
     Cost of gaming machine operations                                   20,148          23,644
     Cost of casino operations                                            5,397           5,583
     Selling, general and administrative                                  7,010          28,113
     Provision for doubtful receivables                                      11           4,734
     Depreciation and amortization                                        2,419           5,920
     Direct merger costs                                                  4,760           ---
                                                                      ---------       ---------
                                                                         39,746         114,794
                                                                      ---------       ---------

Operating income (loss)                                                  (2,059)         13,909

Other income (expense):
    Interest income                                                         392             471
    Interest expense                                                     (2,081)         (5,628)
    Royalty fees                                                           (928)         (1,125)
    Minority interest in income                                            (132)           (285)
    Other, net                                                               53              53
                                                                      ---------       ---------
Income (loss) before income taxes                                        (4,755)          7,395

Income tax provision                                                      1,258           3,250
                                                                      ---------       ---------

Net income (loss)                                                        (6,013)          4,145

Special Stock dividends including repurchase premium                      ---             3,094
                                                                      ---------       ---------

Net income (loss) applicable to common shares                         $  (6,013)      $   1,051
                                                                      =========       =========

Net income (loss) per common share                                    $   (0.50)      $    0.03
                                                                      =========       =========

Weighted average common shares outstanding                               12,103          31,834
                                                                      =========       =========




      See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                          (In 000's, except share data)

                                                         Six Months Ended December 31,
                                                              1995            1996
                                                           ---------       ---------
Revenues:
    Gaming equipment and systems sales                     $       6       $  77,175
    Wall machine and amusement game sales                        ---          68,700
    Gaming machine operations                                 52,621          60,582
    Casino operations                                         23,602          25,158
                                                           ---------       ---------

                                                              76,229         231,615
                                                           ---------       ---------

Costs and expenses:
    Cost of gaming equipment and systems sales                     1          48,290
    Cost of  wall machine and amusement game sales               ---          35,421
    Cost of gaming machine operations                         40,361          45,539
    Cost of casino operations                                 11,313          10,958
    Selling, general and administrative                       13,703          50,393
    Provision for doubtful receivables                            32           6,309
    Depreciation and amortization                              4,906          11,141
    Unusual items                                              ---               700
                  Direct merger costs                          9,437           ---
                                                           ---------       ---------
                                                              79,753         208,751
                                                           ---------       ---------

Operating income (loss)                                       (3,524)         22,864

Other income (expense):
    Interest income                                              818           1,034
    Interest expense                                          (4,288)        (11,879)
    Royalty fees                                              (1,908)         (2,276)
    Minority interest in income                                 (276)           (426)
    Other, net                                                   535              52
                                                           ---------       ---------
Income (loss) before income taxes                             (8,643)          9,369

Income tax provision                                             788           4,588
                                                           ---------       ---------

Net income (loss)                                             (9,431)          4,781

Special Stock dividends including repurchase premium           ---             5,991
                                                           ---------       ---------

Net loss applicable to common shares                       $  (9,431)      $  (1,210)
                                                           =========       =========

Net loss per common share                                  $    (.79)      $    (.04)
                                                           =========       =========

Weighted average common shares outstanding                    11,879          31,802
                                                           =========       =========




      See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       Six Months Ended December 31, 1996
                                   (In 000's)


                                                                                     Retained                Total
                                                       Series E         Additional   Earnings  Cumulative    Stock-
                                  Common Stock       Special Stock       Paid-in      (Accum.  Translation  holders'
                                 Shares  Dollars   Shares    Dollars     Capital     Deficit)   Adjustment   Equity
                                 ------  -------   ------    -------     -------     --------  -----------   ------
Balances at June 30, 1996        31,763   $3,176     113     $11,316     $139,031    $(83,390)    $(287)     $69,846

Net income                           -        -       -           -            -        4,7          -         4,781
Shares issued upon exercise of
  options                            75        8      -           -           115          -         -           123
Adjustments to  merger
  consideration                      (3)      -       -           -           (12)         -         -           (12)
Special Stock dividends              -        -        4         371           -       (5,411)       -        (5,040
Special Stock repurchase premium     -        -       -           -          (580)         -         -          (580)
Other                                -        -       -           -           433          -         -           433
Foreign currency translation
  adjustment                         -        -       -           -            -           -         -          (914)
                                 ------   ------     ---     -------     --------    --------   -------      -------
Balances at December 31, 1996    31,835   $3,184     117     $11,687     $138,987    $(84,020)  $(1,201)     $68,637
                                 ======   ======     ===     =======     ========    ========   =======      =======






      See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (In 000's)

                                                                  Six Months Ended December 31,
                                                                    1995                  1996
                                                                  --------              --------
Cash flows from operating activities:
    Net income (loss)                                              $(9,431)             $  4,781
        Adjustments to reconcile net income (loss)
          to net cash provided by operating activities:
        Depreciation and amortization                                4,906                11,141
        Amortization of debt discounts                                 118                   654
          Writedown of other assets                                    201                 1,153
        Loss on sale of assets                                         240                   275
        Provision for losses on receivables                             32                 6,309
          Other                                                        655                (1,625)
    Net change in operating assets and liabilities:
        Accounts and notes receivable                                  256               (13,521)
        Inventories                                                     12                (5,036)
        Other current assets                                         1,618                   898
        Accounts payable                                               537                (2,546)
        Accrued liabilities                                          1,630                 1,274
                                                                  --------              --------
            Net cash provided by operating activities                  774                 3,757

Cash flows from investing activities:
    Additions to property, plant and equipment                      (5,004)               (6,055)
    Proceeds from disposal of property and equipment                 2,218                 2,791
    Proceeds from sales of securities available for sale             8,015                 ---
    Other                                                           (2,599)               (1,534)
                                                                  --------              --------
        Net cash provided by (used in) investing activities          2,630                (4,798)

Cash flows from financing activities:
     Proceeds from long-term debt, net of expenses                     682                    41
     Reduction of long-term debt                                    (2,091)               (4,853)
     Net change in lines of credit                                   ---                  (9,564)
     Repurchase of Series B Special Stock                            ---                  (3,307)
     Issuance of common stock upon exercise of stock options         ---                     123
                                                                    ------              --------
            Net cash used in financing activities                   (1,409)              (17,560)

Effect of exchange rate changes on cash                              ---                     (55)

Cash and cash equivalents:
           Increase (decrease) for period                            1,995               (18,656)
           Balance, beginning of period                             13,734                48,057
                                                                  --------              --------
           Balance, end of period                                 $ 15,729              $ 29,401
                                                                  ========              ========




       See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   SIX MONTHS ENDED DECEMBER 31, 1995 AND 1996



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

           On June 18, 1996, the Company completed the acquisition of all the outstanding shares of Bally Gaming International, Inc. ("BGII") (the "Merger"). The consideration paid consisted of approximately $77,243,000 in cash, $2,957,000 in the Company's common stock and $36,571,000 in the Company's Series B Special Stock, totaling $11.84 per share for the 9,855,500 shares of BGII outstanding (excluding the 1,000,000 shares beneficially owned by the Company prior to the Merger). The acquisition has been accounted for as a purchase and the results of operations of BGII have been included in the consolidated financial statements since June 18, 1996. The purchase price was allocated based on estimated fair values at the date of the acquisition. During the one year period following the Merger, the Company will make adjustments to the estimated fair values assigned to the assets acquired and liabilities assumed from BGII based on appraisals and other information received, which will result in changes to the excess of purchase price over the fair value of BGII assets acquired and liabilities assumed. The excess of purchase price over the BGII assets acquired is being amortized on a straight-line basis over 40 years and has been adjusted during the quarter ended December 31, 1996 for changes in fair values assigned to certain assets and liabilities.

2.         SUPPLEMENTAL CASH FLOW INFORMATION

           The following supplemental information is related to the condensed consolidated statements of cash flows. In the three months ended December 31, 1995 and 1996, the Company recorded the following significant non-cash items:

           During the six months ended December 31, 1996, the Company reclassified approximately $1,461,000 from other assets to equipment as gaming machines were manufactured and placed into service on the Nevada route, reclassified approximately $1,436,000 to property, plant and equipment from excess costs over net assets of acquired business based on recent appraisals received for certain German properties and reclassified approximately $6,496,000 from inventory to leased equipment. In addition, the Company recorded non-cash dividends for its Series E and Series B Special Stock in the amount of $5,411,000.

           During the six months ended December 31, 1995, the Company reclassified approximately $1,170,000 from other assets to equipment as gaming machines were manufactured and placed into service on the Nevada route. In addition, the Company recorded a non-cash unrealized loss on securities available for sale in the amount of $752,000 recorded in the stockholders equity section, net of tax.

                          ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  SIX MONTHS ENDED DECEMBER 31, 1995 AND 1996


3.    LONG-TERM DEBT AND LINES OF CREDIT

      Long-term debt at June 30, 1996 and December 31, 1996 consists of the following:

                                                                                      June 30,        Dec. 31,
                                                                                        1996            1996
                                                                                       --------       --------
                                                                                              (in 000's)

         12 7/8%  Senior Secured Notes due 2003, net of unamortized
              discount of $3,071,000 and  $2,928,000                                   $150,929       $151,072
         Bally Wulff revolving lines of credit                                          13,664         11,029
         Hospitality Franchise Systems note payable,
              secured by the assets of the Rainbow Casino                                 7,864          7,228
         Bally Gaming and Systems revolving line of credit                                7,525            596
         7.5% Convertible subordinated debentures due 2003, unsecured                     1,642          1,642
         Subordinated note payable to stockholder, net of discount                        2,268            ---
         Other, secured by related equipment                                              7,452          7,038
                                                                                       --------       --------
                                                                                        191,344        178,605
         Less current maturities                                                         25,777         14,482
                                                                                       --------       --------
         Long-term debt, less current maturities                                       $165,567       $164,123
                                                                                       ========       ========

      In June 1996, the Company completed a public offering of $154,000,000 aggregate principal amount of its 12 7/8% Senior Secured Notes due 2003 (the "Senior Secured Notes") as part of the financing of the BGII Merger. Interest on the Senior Secured Notes is payable semi-annually in arrears on June 30 and December 30 of each year, commencing December 30, 1996. The Senior Secured Notes will mature on June 30, 2003. The Senior Secured Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after June 30, 2000 at the redemption prices of 104.292% for the twelve months beginning June 30, 2000, 102.146% for the twelve months beginning June 30, 2001 and 100% thereafter, plus accrued and unpaid interest, if any, to the date of redemption. Upon the occurrence of a change of control as defined in the indenture, the Company is required to make an offer to repurchase the Senior Secured Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. The Senior Secured Notes are secured by an exclusive pledge of the equity interests directly or indirectly held by the Company in its subsidiaries, except for the equity interests in BGII and its subsidiaries, but including the equity interest in Alliance Holding Company ("Holding"), which was formed to hold the equity interests of BGII and its subsidiaries. The Senior Secured Notes are fully and unconditionally guaranteed on a joint and several senior basis by each present and future subsidiary, as defined, of the Company, other than (i) the partially-owned entities through which the Company's Mississippi casino and Louisiana gaming machine operations are conducted and (ii) specified entities through which the Company's German operations are conducted. The indenture for the Company's Senior Secured Notes contains various covenants including limitations on incurrence of additional indebtedness, on restricted payments and on dividend and payment restrictions on subsidiaries.

      In June 1996, in response to a solicitation from the Company, holders of $83,358,000 aggregate principal amount of its 7.5% Convertible Subordinated Debentures ("Convertible Debentures") elected to exchange their Convertible Debentures for new debentures that converted at the time of the Merger into shares of the Company's common stock ($72,042,000 principal amount) and shares of the Company's Series E Special

                          ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  SIX MONTHS ENDED DECEMBER 31, 1995 AND 1996



      Stock ($11,316,000 principal amount). At December 31, 1996, $1,642,000 of Convertible Debentures remained outstanding.

      During 1995, Hospitality Franchise Systems, Inc. ("HFS") agreed to loan $7,750,000 to the Company's majority controlled subsidiary Rainbow Casino Vicksburg Partnership, L.P. ("RCVP") in connection with the construction of the Rainbow Casino. The loan amount was subsequently increased to $10,000,000. The note bears interest at 7.5% per annum and requires monthly payments of principal and interest over a 24-month period. In exchange for funding this loan, HFS is also entitled to receive in perpetuity a monthly royalty fee based on the casino's gaming revenues of 12% on the first $40.0 million, 11% on the next $10.0 million, and 10% thereafter. The accompanying unaudited consolidated statement of operations for the six months ended December 31, 1995 and 1996 include approximately $1,908,000 and $2,276,000 of such royalties, respectively.

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

      During March 1993, the Bally Wulff entities obtained two bank lines of credit originally for the purpose of financing the acquisition of assets acquired from an independent distributor which has subsequently been utilized for general working capital purposes. The agreements provide for borrowings of DM16,000,000 (approximately $10,381,000 at December 31, 1996 exchange rates) and DM1,250,000 (approximately $811,000 at December 31,
      1996), respectively. The DM1,250,000 line of credit was originally DM5,000,000 and has been, and will continue to be, reduced by DM250,000 principal amount per quarter, and expires on March 31, 1998. Borrowings under this line of credit bear interest at 6.95%. The working capital revolving credit line of DM16,000,000 bears interest at a rate tied to an international borrowing rate plus 1% (4.46% at December 31, 1996) and is due on demand. These lines are collateralized by a pledge of the assets acquired. Approximately $454,000 was outstanding under these lines at December 31, 1996. In May 1993, the Bally Wulff entities obtained a DM16,300,000 (approximately $10,575,000 at December 31, 1996) revolving line of credit for general working capital purposes. This agreement bears interest at a rate tied to an international borrowing rate plus 1% (4.46% at December 31, 1996 exchange rates) and is due on demand. This line is collateralized by the receivables of the Bally Wulff entities. Approximately $10,575,000 was outstanding under this line at December 31, 1996. During the quarter ended December 31, 1996, Bally Wulff refinanced an existing mortgage note to bring the borrowing under the same financial institution that provides the lines of credit discussed above. In accordance with the covenants for the Senior Secured Notes, the refinanced mortgage note bears approximately the same interest rate and has a stated maturity which is not shorter than its original maturity date.

      In March 1993, BGII's domestic subsidiary, Bally Gaming, Inc., obtained a bank revolving line of credit which, as amended, provides for borrowings tied to a percentage of Bally Gaming, Inc.'s eligible (as defined in the credit agreement) inventory and accounts receivable with a maximum borrowing capacity of $15,000,000. Borrowings under this agreement, which expires March 31, 1997, bear interest at 1.5% above the bank's prime rate (9.75% at December 31, 1996). The Company must pay an annual facility fee of one-half of one percent of the maximum borrowing capacity and a monthly unused line fee of one-quarter of one percent of the difference between the maximum borrowing capacity and the average daily outstanding balance during any month. This line of credit is collateralized by property, plant and equipment and the

                          ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  SIX MONTHS ENDED DECEMBER 31, 1995 AND 1996



      eligible inventory and accounts receivable. The agreement and subsequent amendments also contain certain financial and other restrictive covenants, including the maintenance by Bally Gaming, Inc. of specified levels of minimum net working capital, working capital ratio, tangible net worth, net worth ratio, and minimum net income after taxes, all as defined in the credit agreement. Eligible borrowing capacity under this agreement at December 31, 1996 was $15,000,000. Approximately $596,000 was outstanding under this line at December 31, 1996.

      In January 1997, the Company received a commitment letter for a new working capital based line of credit which will provide for borrowings based on a percentage of Bally Gaming, Inc.'s eligible accounts receivable and inventory with a maximum borrowing capacity of $30,000,000, subject to the $40,000,000 maximum worldwide revolving credit limitation in the Company's indenture for the Senior Secured Notes. This line of credit would be collateralized by accounts receivable and inventory and will have no financial covenants other than a requirement to maintain minimum net worth. As currently contemplated, the Company will close on this new facility on March 31, 1997 upon expiration of the Company's existing line of credit.

4.    SERIES B SPECIAL STOCK

      During the quarter ended December 31, 1996, the Company purchased on the open market 17,500 shares of its Series B Special Stock for $1,654,000 which represented a premium of $343,000 over the carrying value. For the six months ended December 31, 1996, the Company purchased on the open market 36,500 shares of its Series B Special Stock for $3,307,000 which represented a premium of $580,000 over the carrying value. The premium paid is reflected in the consolidated statement of stockholder's equity as a charge against additional paid-in capital, and is also deducted in computing net income applicable to common shareholders.

5.    INCOME TAXES

      The Company's effective tax rate for the three and six month periods ended December 31, 1996 differs from the statutory rate of 35% due to higher tax rates applicable to earnings of Bally Wulff, combined with the fact that earnings at the Company's domestic subsidiaries cannot be fully offset by the utilization of net operating loss carryforwards.

      The Company's effective tax rate for the three and six month periods ended December 31, 1995 differs from the statutory rate of 35% due to the book tax benefit related to the change in the unrealized gains and losses in the investments and securities available for sale, and the fact that net operating losses incurred during the period were fully reserved.

6.    LEGAL PROCEEDINGS

      LITIGATION RELATING TO THE BGII MERGER.

      On or about June 19, 1995, three purported class actions were filed in the Chancery Court of Delaware by BGII stockholders against BGII and its directors (the "Fiorella, Cignetti and Neuman Actions") in connection with the then-proposed merger of BGII with WMS ("WMS Merger"). Also on or about June 19, 1995, a purported class action was filed in the Delaware Court of Chancery by a BGII stockholder against BGII and its directors and the Company (the "Strougo Action") in connection with the tender offer and consent solicitation made by the Company (subsequently superseded by the execution of the Agreement and Plan of Merger in October 1995 between the Company and BGII). On or about July 6, 1995, the plaintiffs in the Fiorella, Cignetti, Neuman and Strougo Actions (collectively, the "Stockholder Plaintiffs") filed with the

                          ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  SIX MONTHS ENDED DECEMBER 31, 1995 AND 1996

      Court a motion to consolidate the four actions. On or about July 27, 1995, certain of the Stockholder Plaintiffs filed an amended complaint that adopted certain allegations concerning self-dealing by BGII directors in connection with the merger agreement entered into with WMS (the "WMS Agreement"); added a claim relating to BGII's alleged failure to hold an annual meeting as required; and added WMS as defendant. The amended complaint also alleged that BGII intended, in violation of Delaware law, to sell Bally Wulff without first seeking stockholder approval of the sale. The action sought an order enjoining defendants from proceeding with, consummating or closing the WMS merger or rescinding it if it closed; preventing the sale of Bally Wulff without prior stockholder approval; declaring invalid BGII's agreement to pay WMS a fee if the WMS Agreement is terminated by BGII in certain circumstances; compelling an auction of BGII and the provision of due diligence to the Company; scheduling an immediate meeting of BGII stockholders; and awarding compensatory damages. The Company believes these claims to be without merit and intends to vigorously defend these actions.

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

      On September 14, 1995, a stockholders' class and derivative action was commenced by Richard Iannone, a stockholder of the Company, against the Company, the members of its current Board of Directors and certain of its former directors in Federal District Court in Nevada asserting, among other matters, that the Company has wasted corporate assets in its efforts to acquire BGII and that the Company had made false and misleading statements and omissions in connection with the Company's then extant tender offer to purchase the shares of BGII. On December 12, 1996, the court dismissed the action in its entirety on the defendants' motion, ruling that the plantiff's sole federal cause of action failed to state a claim for relief. Following the ruling, in January 1997 the plaintiff agreed to waive his rights of appeal and to refrain from further litigation against the defendants, in exchange for the defendants' agreement not to seek an award of costs or the imposition of sanctions against the plaintiff or his counsel.

      OTHER LITIGATION

      On September 25, 1995, BGII was named as a defendant in a class action lawsuit filed in Federal District Court in Nevada, by Larry Schreirer on behalf of himself and all others similarly situated (the "plaintiffs"). The plaintiffs filed suit against BGII and approximately 45 other defendants (each a "defendant," and collectively the "defendants"). Each defendant is involved in the gaming business as either a gaming machine manufacturer, distributor, or casino operator. The class action lawsuit arises out of alleged fraudulent marketing and operation of casino video poker machines and electronic slot machines. The plaintiffs allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce people to play their gaming machines based on a false belief concerning how those machines actually operate as well as the extent to which there is actually an opportunity to win on any given play. The plaintiffs allege that the defendants' actions constitute violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) and give rise to claims of common law fraud and unjust enrichment. The plaintiffs are seeking monetary damages in excess of one billion dollars, and are asking that any damage awards be trebled under applicable Federal law. Management believes the plaintiffs' lawsuit to be without merit. The Company intends to vigorously pursue all legal defenses available to it.

                          ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  SIX MONTHS ENDED DECEMBER 31, 1995 AND 1996


      The Company has been named as a defendant in an action brought by Canpartners Investments IV and Cerberus Partners, which is currently pending in federal district court for the Southern District of New York. The Company entered into certain loan commitment letters with the plaintiffs in August 1995, contemplating that the plaintiffs would lend approximately $30.0 million to partially fund the Company's then pending hostile tender offer for BGII. The Company entered into a friendly Merger Agreement with BGII in October 1995 and did not use funds provided by the plaintiffs when effecting its acquisition of BGII in June 1996.The plaintiffs have asserted claims based upon the Company's alleged breach of loan commitment, and seek damages on various theories, ranging from $2.2 million (breach of contract and fraudulent concealment) to in excess of $12.0 million (breach of duty of good faith and fair dealing). The Company believes that it has strong defenses to all of the claims and intends to defend the action vigorously.

      While the ultimate outcome of the matters described above is not presently determinable, management does not expect that the outcome will have a material adverse effect on the Company's results of operations, financial position or cash flows.

      The Company and its subsidiaries are also involved from time to time in various claims and legal actions arising in the ordinary course of business. Management believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

7.    UNAUDITED CONSOLIDATING FINANCIAL STATEMENTS

      The following unaudited consolidating financial statements are presented in columnar presentation as follows: the parent company and its wholly-owned "Guaranteeing Subsidiaries", its "Pledging Subsidiaries" consisting of VSI, Rainbow Casino Vicksburg L.P. and its non-pledging and non-guaranteeing subsidiary, Alliance Automaten GmbH & Co KG (the subsidiary that holds the Company's German interests). The "Pledging Subsidiaries" are shown separately because all of the Company's interest in these entities is pledged as collateral for the Senior Secured Notes. The unaudited note to consolidating financial statements should be read in conjunction with these unaudited consolidating financial statements.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          CONSOLIDATING BALANCE SHEETS

                                  June 30, 1996
                                   (In 000's)

                                                                                                                   Alliance
                                                                                    Non-Pledging                    Gaming
                                                      Parent and                        Non-                      Corporation
                                                     Guaranteeing      Pledging     Guaranteeing     Adjust-          and
                                                     Subsidiaries    Subsidiaries   Subsidiaries      ments      Subsidiaries
                                                     ------------    ------------   ------------        -----    ------------
ASSETS
Current assets:
   Cash and cash equivalents                       $  37,008       $   8,684       $   2,365       $               $  48,057
   Accounts and notes receivable, net                 39,326              35          55,439          (1,298)         93,502
   Inventories, net                                   24,073              12          17,571                          41,656
   Other current assets                                6,283             552           1,519                           8,354
                                                   ---------       ---------       ---------       ---------       ---------
         Total current assets                        106,690           9,283          76,894          (1,298)        191,569
                                                   ---------       ---------       ---------       ---------       ---------
Leased equipment, net                                                                    482                             482
Long-term notes receivable, net                       97,227                           1,773         (84,816)         14,184
Property, plant and equipment, net                    39,225          26,937          11,440                          77,602
Excess of costs over net assets of acquired
     businesses, net                                  36,890                          23,402                          60,292
Intangible assets, net                                19,826             420               1                          20,247
Investment in subsidiaries                           331,552                                        (331,552)
Other assets, net                                     17,794           2,682          (6,447)         (2,901)         11,128
                                                   ---------       ---------       ---------       ---------       ---------
                                                   $ 649,204       $  39,322       $ 107,545       $(420,567)      $ 375,504
                                                   =========       =========       =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                $  14,408       $     213       $   4,226       $  (2,607)      $  16,240
   Accrued liabilities                                29,641           3,969           6,234          (1,301)         38,543
   Current maturities of long-term debt                8,200           3,913          13,664                          25,777
                                                   ---------       ---------       ---------       ---------       ---------
         Total current liabilities                    52,249           8,095          24,124          (3,908)         80,560
                                                   ---------       ---------       ---------       ---------       ---------
Senior Secured Notes due 2003, net                   150,929                                                         150,929
Other long-term debt, less current maturities         83,042          12,984           3,007         (84,395)         14,638
Other liabilities                                      7,344                                            (513)          6,831
                                                   ---------       ---------       ---------       ---------       ---------
        Total liabilities                            293,564          21,079          27,131         (88,816)        252,958
                                                   ---------       ---------       ---------       ---------       ---------

Minority interest                                      1,148                                                           1,148

Series B Special Stock                                51,552                                                          51,552

Commitments and contingencies

Stockholders' equity:
Common Stock                                           3,655               2          17,811         (18,292)          3,176
Series E Special Stock                                11,316                                                          11,316
Additional paid-in capital                           322,091           7,861          62,512        (253,433)        139,031
Cumulative translation adjustment                       (299)                           (275)            287            (287)
Retained earnings (accumulated deficit)              (33,823)         10,380             366         (60,313)        (83,390)
                                                   ---------       ---------       ---------       ---------       ---------
         Total stockholders' equity                  302,940          18,243          80,414        (331,751)         69,846
                                                   ---------       ---------       ---------       ---------       ---------
                                                   $ 649,204       $  39,322       $ 107,545       $(420,567)      $ 375,504
                                                   =========       =========       =========       =========       =========


                        See accompanying unaudited note.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




                          CONSOLIDATING BALANCE SHEETS


                                December 31, 1996
                                   (In 000's)

                                                                                                                  Alliance
                                                                                Non-Pledging                       Gaming
                                                  Parent and                        Non-                        Corporation
                                                 Guaranteeing      Pledging     Guaranteeing        Adjust-         and
                                                 Subsidiaries    Subsidiaries   Subsidiaries         ments      Subsidiaries
                                                 ------------    ------------   ------------         -----      ------------
ASSETS
Current assets:
   Cash and cash equivalents                       $  12,735       $  10,021       $   6,645       $               $  29,401
   Accounts and notes receivable, net                 41,807              31          60,369          (1,156)        101,051
   Inventories, net                                   22,499              15          18,840          (1,158)         40,196
   Other current assets                                5,092             349           1,156                           6,597
                                                   ---------       ---------       ---------       ---------       ---------
     Total current assets                             82,133          10,416          87,010          (2,314)        177,245
                                                   ---------       ---------       ---------       ---------       ---------
Leased equipment, net                                                                  3,743                           3,743
Long-term notes receivable, net                       95,729                           2,677         (84,380)         14,026
Property, plant and equipment, net                    40,265          26,793           8,831                          75,889
Excess of costs over net assets of acquired
  businesses, net                                     37,513                          23,312            (235)         60,590
Intangible assets, net                                17,901             329               1                          18,231
Investment in subsidiaries                           365,121                                        (365,121)
Other assets, net                                     16,383           2,363          (6,137)             85          12,694
                                                   ---------       ---------       ---------       ---------       ---------
                                                   $ 655,045       $  39,901       $ 119,437       $(451,965)      $ 362,418
                                                   =========       =========       =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                $  10,977       $     471       $   2,177       $      69       $  13,694
   Accrued liabilities                                20,600           3,839          15,604            (366)         39,677
   Current maturities of long term-debt                1,209           3,020          11,029            (776)         14,482
                                                   ---------       ---------       ---------       ---------       ---------
         Total current liabilities                    32,786           7,330          28,810          (1,073)         67,853
                                                   ---------       ---------       ---------       ---------       ---------
Senior Secured Notes due 2003, net                   151,072                                                         151,072
Other long-term debt, less current maturities         82,717          10,602           3,732         (84,000)         13,051
Other liabilities                                      7,289                              35            (473)          6,851
                                                   ---------       ---------       ---------       ---------       ---------
   Total liabilities                                 273,864          17,932          32,577         (85,546)        238,827
                                                   ---------       ---------       ---------       ---------       ---------

Minority interest                                      1,193                                                           1,193

Series B Special Stock                                53,761                                                          53,761

Commitments and contingencies

Stockholders' equity:
Common Stock                                           3,663               1          17,811         (18,291)          3,184
Series E Special Stock                                11,687                                                          11,687
Additional paid-in capital                           321,573           7,861          62,512        (252,959)        138,987
Cumulative translation adjustment                     (1,169)                         (1,236)          1,204          (1,201)
Retained earnings (Accumulated deficit)               (9,527)         14,107           7,773         (96,373)        (84,020)
                                                   ---------       ---------       ---------       ---------       ---------
     Total stockholders' equity                      326,227          21,969          86,860        (366,419)         68,637
                                                   ---------       ---------       ---------       ---------       ---------
                                                   $ 655,045       $  39,901       $ 119,437       $(451,965)      $ 362,418
                                                   =========       =========       =========       =========       =========



                        See accompanying unaudited note.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




                     CONSOLIDATING STATEMENTS OF OPERATIONS

                      Three Months Ended December 31, 1995
                                   (In 000's)

                                                                                         Alliance
                                                                                          Gaming
                                            Parent and                                 Corporation
                                           Guaranteeing      Pledging       Adjust-        and
                                           Subsidiaries    Subsidiaries      ments     Subsidiaries
                                           ------------    ------------      -----     ------------
Revenues:
   Gaming machine operations                 $ 22,411       $  4,047       $   (133)      $ 26,325
   Casino and tavern operations                 4,005          7,956           (602)        11,359
   Gaming equipment sales                           3                                            3
                                             --------       --------       --------       --------
                                               26,419         12,003           (735)        37,687
                                             --------       --------       --------       --------
Costs and expenses:
   Cost of gaming machine operations           17,720          2,561           (133)        20,148
   Cost of casino and tavern operations         2,562          2,904            (69)         5,397
   Cost of gaming equipment sales                   1                                            1
   Selling, general and administrative          4,659          2,789           (438)         7,010
   Provision for doubtful receivables                             11                            11
   Depreciation and amortization                1,874            545                         2,419
   Direct merger costs                          4,760                                        4,760
                                             --------       --------       --------       --------
                                               31,576          8,810           (640)        39,746
                                             --------       --------       --------       --------

Operating income (loss)                        (5,157)         3,193            (95)        (2,059)

Loss from consolidated subsidiaries            (2,354)                        2,354

Other income (expense):
   Interest income                                428             89           (125)           392
   Interest expense                            (1,738)          (468)           125         (2,081)
   Royalty fees                                                 (928)                         (928)
   Minority interest in income                                  (132)                         (132)
   Other, net                                      71            117           (135)            53
                                             --------       --------       --------       --------

Income (loss) before income taxes              (8,750)         1,871          2,124         (4,755)

Income tax provision (benefit)                  1,190            298           (230)         1,258
                                             --------       --------       --------       --------

Net income (loss)                            $ (9,940)      $  1,573       $  2,354       $ (6,013)
                                             ========       ========       ========       ========







                        See accompanying unaudited note.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                     CONSOLIDATING STATEMENTS OF OPERATIONS

                      Three Months Ended December 31, 1996
                                   (In 000's)

                                                                                                                   Alliance
                                                                                  Non-Pledging                      Gaming
                                                   Parent and                         Non-                        Corporation
                                                  Guaranteeing      Pledging      Guaranteeing      Adjust-           and
                                                  Subsidiaries    Subsidiaries    Subsidiaries       ments       Subsidiaries
                                                  ------------    ------------    ------------       -----       ------------
Revenues:
   Gaming equipment and systems sales              $  41,255       $               $   2,664       $  (1,646)      $  42,273
   Wall machine and amusement game sales                                              42,309             (16)         42,293
   Gaming machine operations                          27,179           4,513                                          31,692
   Casino operations                                   2,931           9,514                                          12,445
                                                   ---------       ---------       ---------       ---------       ---------
                                                      71,365          14,027          44,973          (1,662)        128,703
                                                   ---------       ---------       ---------       ---------       ---------
Costs and expenses:
   Cost of gaming equipment and systems sales         25,178                           2,121            (816)         26,483
   Cost of wall machines and amusement
       game sales                                                                     20,317                          20,317
   Cost of gaming machine operations                  20,735           2,909                                          23,644
   Cost of casino operations                           1,896           3,687                                           5,583
   Selling, general and administrative                16,116           2,983           9,072             (58)         28,113
   Provision for doubtful receivables                  2,297                           2,437                           4,734
   Depreciation and amortization                       3,343             584           1,993                           5,920
                                                   ---------       ---------       ---------       ---------       ---------
                                                      69,565          10,163          35,940            (874)        114,794
                                                   ---------       ---------       ---------       ---------       ---------
Operating income                                       1,800           3,864           9,033            (788)         13,909

Earnings from consolidated subsidiaries               15,865                                         (15,865)

Other income (expense):
   Interest income                                     3,237              80                          (2,846)            471
   Interest expense                                   (8,021)           (303)           (150)          2,846          (5,628)
   Royalty fees                                                       (1,125)                                         (1,125)
   Minority interest in income                          (285)                                                           (285)
   Other, net                                             92             (22)                            (17)             53
                                                   ---------       ---------       ---------       ---------       ---------
Income (loss) before income taxes                     12,688           2,494           8,883         (16,670)          7,395

Income tax provision (benefit)                          (115)            241           3,124                           3,250
                                                   ---------       ---------       ---------       ---------       ---------
Net income (loss)                                     12,803           2,253           5,759         (16,670)          4,145
Special Stock dividends                               (3,094)                                                         (3,094)
                                                   ---------       ---------       ---------       ---------       ---------

Net income (loss) applicable to
    common shares                                  $   9,709       $   2,253       $   5,759       $ (16,670)      $   1,051
                                                   =========       =========       =========       =========       =========



                        See accompanying unaudited note.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





                     CONSOLIDATING STATEMENTS OF OPERATIONS

                       Six Months Ended December 31, 1995
                                   (In 000's)

                                                                                         Alliance
                                                                                          Gaming
                                            Parent and                                  Corporation
                                           Guaranteeing      Pledging      Adjust-          and
                                           Subsidiaries    Subsidiaries     ments       Subsidiaries
                                           ------------    ------------     -----       ------------
Revenues:
   Gaming machine operations                 $ 45,127       $  7,831       $   (337)      $ 52,621
   Casino and tavern operations                 8,629         16,259         (1,286)        23,602
   Gaming equipment sales                           6                                            6
                                             --------       --------       --------       --------
                                               53,762         24,090         (1,623)        76,229
                                             --------       --------       --------       --------
Costs and expenses:
   Cost of gaming machine operations           35,753          4,945           (337)        40,361
   Cost of casino and tavern operations         5,513          5,979           (179)        11,313
   Cost of gaming equipment sales                   1                                            1
   Selling, general and administrative          9,425          5,215           (937)        13,703
   Provision for doubtful receivables              10             22                            32
   Depreciation and amortization                3,833          1,073                         4,906
   Direct merger costs                          9,437                                        9,437
                                             --------       --------       --------       --------
                                               63,972         17,234         (1,453)        79,753
                                             --------       --------       --------       --------

Operating income (loss)                       (10,210)         6,856           (170)        (3,524)

Loss from consolidated subsidiaries            (3,873)                        3,873

Other income (expense):
   Interest income                                907            149           (238)           818
   Interest expense                            (3,496)        (1,030)           238         (4,288)
   Royalty fees                                               (1,908)                       (1,908)
   Minority interest in income                                  (276)                         (276)
   Other, net                                     422            429           (316)           535
                                             --------       --------       --------       --------

Income (loss) before income taxes             (16,250)         4,220          3,387         (8,643)

Income tax provision (benefit)                    655            619           (486)           788
                                             --------       --------       --------       --------

Net income (loss)                            $(16,905)      $  3,601       $  3,873       $ (9,431)
                                             ========       ========       ========       ========




                        See accompanying unaudited note.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





                     CONSOLIDATING STATEMENTS OF OPERATIONS

                       Six Months Ended December 31, 1996
                                   (In 000's)

                                                                                                                Alliance
                                                                                Non-Pledging                      Gaming
                                                  Parent and                        Non-                        Corporation
                                                 Guaranteeing      Pledging     Guaranteeing      Adjust-           and
                                                 Subsidiaries    Subsidiaries   Subsidiaries       ments        Subsidiaries
                                                 ------------    ------------   ------------       -----        ------------
Revenues:
   Gaming equipment and systems sales              $  74,889       $               $   5,665       $  (3,379)      $  77,175
   Wall machine and amusement game sales                                              68,736             (36)         68,700
   Gaming machine operations                          51,749           8,833                                          60,582
   Casino operations                                   6,047          19,111                                          25,158
                                                   ---------       ---------       ---------       ---------       ---------
                                                     132,685          27,944          74,401          (3,415)        231,615
                                                   ---------       ---------       ---------       ---------       ---------
Costs and expenses:
   Cost of gaming equipment and systems sales         46,264                           4,550          (2,524)         48,290
   Cost of wall machines and amusement
     game sales                                                                       35,421                          35,421
   Cost of gaming machine operations                  39,853           5,686                                          45,539
   Cost of casino operations                           3,783           7,175                                          10,958
   Selling, general and administrative                28,308           5,798          16,407            (120)         50,393
   Provision for doubtful receivables                  3,477                           2,832                           6,309
   Depreciation and amortization                       6,593           1,140           3,408                          11,141
   Unusual items                                         700                                                             700
                                                   ---------       ---------       ---------       ---------       ---------
                                                     128,978          19,799          62,618          (2,644)        208,751
                                                   ---------       ---------       ---------       ---------       ---------
Operating income                                       3,707           8,145          11,783            (771)         22,864

Earnings from consolidated subsidiaries               25,431                                         (25,431)

Other income (expense):
   Interest income                                     6,921             170                          (6,057)          1,034
   Interest expense                                  (16,413)         (1,168)           (355)          6,057         (11,879)
   Royalty fees                                                       (2,276)                                         (2,276)
   Minority interest in income                          (426)                                                           (426)
   Other, net                                            (43)            130                             (35)             52
                                                   ---------       ---------       ---------       ---------       ---------
Income (loss) before income taxes                     19,177           5,001          11,428         (26,237)          9,369

Income tax provision (benefit)                          (421)            752           4,257                           4,588
                                                   ---------       ---------       ---------       ---------       ---------
Net income (loss)                                     19,598           4,249           7,171         (26,237)          4,781
Special Stock dividends                               (5,991)                                                         (5,991)
                                                   ---------       ---------       ---------       ---------       ---------

Net income (loss) applicable to
    common shares                                  $  13,607       $   4,249       $   7,171       $ (26,237)      $  (1,210)
                                                   =========       =========       =========       =========       =========



                        See accompanying unaudited note.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                       Six Months Ended December 31, 1995
                                   (In 000's)

                                                                                                      Alliance
                                                                                                       Gaming
                                                        Parent and                                  Corporation
                                                        Guaranteeing    Pledging       Adjust-          and
                                                        Subsidiaries   Subsidiaries     ments       Subsidiaries
                                                        ------------   ------------     -----       ------------
Cash flows from operating activities:
       Net cash provided by (used in)
       operating activities                                (5,555)         5,540            789            774
                                                         --------       --------       --------       --------
Cash flows from investing activities:
   Additions to property and equipment                     (3,454)        (1,550)                       (5,004)
   Proceeds from disposal of property and equipment         2,089            129                         2,218
   Net sale of securities available for sale                8,015                                        8,015
   Other                                                   (2,599)                                      (2,599)
                                                         --------       --------       --------       --------
       Net cash provided by  (used in)
       investing activities                                 4,051         (1,421)                        2,630
                                                         --------       --------       --------       --------
Cash flows from financing activities:
   Proceeds from long-term debt, net of expenses              533          1,288         (1,139)           682
   Reduction of long-term debt                               (121)        (2,320)           350         (2,091)
                                                         --------       --------       --------       --------
       Net cash provided by (used in)
              financing activities                            412         (1,032)          (789)        (1,409)
                                                         --------       --------       --------       --------

Cash and cash equivalents:
   Increase (decrease) for period                          (1,092)         3,087                         1,995
   Balance, beginning of period                             8,235          5,499                        13,734
                                                         --------       --------       --------       --------
   Balance, end of period                                $  7,143       $  8,586     $     --         $ 15,729
                                                         ========       ========       ========       ========




                        See accompanying unaudited note.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                       Six Months Ended December 31, 1996
                                   (In 000's)

                                                                                                                     Alliance
                                                                                    Non-Pledging                       Gaming
                                                       Parent and                       Non-                        Corporation
                                                      Guaranteeing      Pledging    Guaranteeing      Adjust-           and
                                                      Subsidiaries    Subsidiaries  Subsidiaries       ments        Subsidiaries
                                                      ------------  ------------    ------------      ------        ------------
Cash flows from operating activities:
       Net cash provided by (used in)
         operating activities                              (8,780)         6,024          6,132            381          3,757
                                                         --------       --------       --------       --------       --------
Cash flows from investing activities:
   Additions to property, plant and equipment              (3,498)          (905)        (1,652)                       (6,055)
   Proceeds from disposal of property and equipment            39              4          2,748                         2,791
   Other                                                   (1,534)                                                     (1,534)
                                                         --------       --------       --------       --------       --------
       Net cash used in investing activities               (4,993)          (901)         1,096                        (4,798)
                                                         --------       --------       --------       --------       --------
Cash flows from financing activities:
   Proceeds from long-term debt                                41                                                          41
   Reduction of long-term debt                               (428)        (3,786)          (258)          (381)        (4,853)
   Net change in lines of credit                           (6,929)                       (2,635)                       (9,564)
   Repurchase of Series B Special Stock                    (3,307)                                                     (3,307)
   Issuance of common stock upon exercise of
     stock options                                            123                                                         123
                                                         --------       --------       --------       --------       --------
       Net cash used in financing activities              (10,500)        (3,786)        (2,893)          (381)       (17,560)
                                                         --------       --------       --------       --------       --------

Effect of exchange rate changes on cash                                                     (55)                          (55)
Cash and cash equivalents:
   Increase (decrease) for period                         (24,273)         1,337          4,280                       (18,656)
   Balance, beginning of period                            37,008          8,684          2,365                        48,057
                                                         --------       --------       --------       --------       --------
   Balance, end of period                                $ 12,735       $ 10,021       $  6,645       $   --         $ 29,401
                                                         ========       ========       ========       ========       ========




                        See accompanying unaudited note.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



DEBT AND LINES OF CREDIT

Long-term debt and lines of credit at December 31, 1996, consist of the following (in 000's):

                                                                                                                      Alliance
                                                                              Non-Pledging                             Gaming
                                           Parent and                             Non-                               Corporation
                                          Guaranteeing        Pledging        Guaranteeing          Adjust-              and
                                          Subsidiaries      Subsidiaries      Subsidiaries           ments           Subsidiaries
                                          ------------      ------------      ------------           -----           ------------

12 7/8% Senior Secured notes due
   2003, net of unamortized discount       $ 151,072         $                  $                  $                  $ 151,072
Hospitality Franchise Systems
   note payable                                                  7,228                                                    7,228
Bally Wulff revolving line of credit                                               11,029                                11,029
Bally Gaming and Systems line of credit          596                                                                        596
7.5% Convertible subordinated
   debentures due 2003                         1,642                                                                      1,642
Intercompany note payable                     80,292                                                 (80,292)
Other                                          1,396             6,394              3,732             (4,484)             7,038
                                           ---------         ---------          ---------          ---------          ---------
                                             234,998            13,622             14,761            (84,776)           178,605
Less current maturities                        1,209             3,020             11,029               (776)            14,482
                                           ---------         ---------          ---------          ---------          ---------
Long-term debt, less current
   maturities                              $ 233,789         $  10,602          $   3,732          $ (84,000)         $ 164,123
                                           =========         =========          =========          =========          =========

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1996




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

On June 18, 1996, the Company completed the acquisition of all the outstanding shares of BGII. The consideration paid consisted of $77,243,000 in cash, $2,957,000 in the Company's common stock and $36,571,000 in the Company's Series B Special Stock and totaled $11.84 per share for the 9,855,500 shares outstanding (excluding the 1,000,000 shares beneficially owned by the Company prior to the Merger). The Company incurred direct merger costs of approximately $4,760,000 and $0 during the three months ended December 31, 1995, and 1996, respectively and $9,437,000 and $0 during the six months ended December 31, 1995, and 1996, respectively. Such costs include legal, accounting, transaction financing fees, public and investor relations and printing costs and related costs.

At December 31, 1996, the Company had $29,401,000 in cash and cash equivalents and $25,142,000 in availability on existing revolving lines of credit (representing a paydown in the lines of credit since June 30, 1996 of $9,564,000). In addition the Company had working capital of approximately $109,392,000, a decrease of approximately $1,617,000 from June 30, 1996. Consolidated cash and cash equivalents at December 31, 1996 includes approximately $9,000,000 of cash which is utilized in gaming operations which is held in vaults, cages or change banks.

The following table presents an analysis of the consolidated working capital at June 30, 1996 and December 31, 1996 and the components of the changes from the prior period:

                                                   June 30,      Dec. 31,       Total
                                                     1996          1996         Change
                                                   --------      --------      --------
                                                               (In $000's)
         Cash and Cash Equivalents                 $ 48,057      $ 29,401      $(18,656)
         Accounts and Notes Receivable, net          93,502       101,051         7,549
         Inventories, net                            41,656        40,196        (1,460)
         Other Current Assets, net                    8,354         6,597        (1,757)
                                                   --------      --------      --------
            Total Current Assets                    191,569       177,245       (14,324)

         Accounts Payable                            16,240        13,694         2,546
         Accrued Liabilities                         38,543        39,677        (1,134)
         Current Maturities of Long Term Debt        25,777        14,482        11,295
                                                   --------      --------      --------
            Total Current Liabilities                80,560        67,853        12,707
                                                   --------      --------      --------

         Net Working Capital                       $111,009      $109,392      $ (1,617)
                                                   ========      ========      ========

The following are the significant changes in the components of the Company's working capital during the six months ended December 31, 1996:

Cash and Cash Equivalents

The net change in cash and cash equivalents resulted from earnings before interest, taxes, depreciation and amortization, offset by: cash used for capital expenditures, cash used for principal reductions of the revolving lines of credit borrowings associated with Bally Gaming and Systems of $6,929,000 and Bally Wulff of $2,635,000, to fully pay a loan associated with VSI in the amount of $2,826,000, and payments made for accrued direct merger costs, accrued compensation, and the

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1996




accrued distribution payable to the limited partner in the Rainbow Casino Vicksburg Partnership, L.P., and $3,307,000 of cash used to purchase shares of Series B Special Stock. The Company also made its first semi-annual interest payment on the Senior Secured Notes on December 30, 1996.

Other Current Assets and Liabilities

During the six months ended December 31, 1996, the Company's accounts and notes receiveables increased in an amount proportionate to the increase in sales activities and were impacted by the financing terms to customers, particularly in the emerging markets. Inventories decreased primarily due to increased sales and by the non-cash impact of the movement of the dollar versus the deutchmark. Combined accounts payable and accrued liabilities decreased over the prior year period due to the payments made for accrued direct merger costs, accrued compensation, and the accrued distribution payable to the limited partner in the Rainbow Casino Vicksburg Partnership, L.P.

Current Maturities of Long Term Debt

During the six months ended December 31, 1996, current maturities of long term debt were reduced primarily due to the principal reductions of revolving line of credit borrowings associated with Bally Gaming and Systems and Bally Wulff, and to a lesser extent, the payment of a subordinated loan associated with VSI, partially offset by the reclassification to current maturities of long-term debt of certain debt instruments which now have maturities less than one year.

Cash Flow and Other Information

Cash provided by operating activities for the six months ended December 31, 1996 increased approximately $2,983,000 from amounts reported for the same period in 1995. Significant changes in operating assets and liabilities in the 1996 period from the 1995 period were caused by (1) net income of $4,781,000 compared to a net loss of $9,431,000 in the prior year period, (2) an increase in net current and long-term accounts and notes receivable of $13,777,000 due to increased sales activity and greater customer financing on current period sales especially at Bally Wulff, (3) an increase in inventories of $5,048,000 primarily related to increased production activity, (4) a decrease of $3,083,000 in accounts payable and (5) a decrease of $356,000 in accrued liabilities and other payables. Significant non-cash items added to net income in the computation of cash flows from operating activities for the six months ended December 31, 1996 include $11,141,000 of depreciation and amortization representing an increase of $6,235,000 over the prior year period and a provision for doubtful receivables of $6,309,000 representing an increase of $6,277,000 over the prior year period.

Cash flows used in investing activities for the six months ended December 31, 1996 increased by $7,428,000 from the same period in 1995. The increase is primarily the result of the net sale of securities available for sale during the prior period totaling $8,015,000 compared to $0 in the current period and increased capital expenditures of $1,051,000.

Cash flows used in financing activities for the six months ended December 31, 1996 increased $16,151,000 from the same period in 1995. The increase was primarily the result of cash used for principal reductions of long term debt and reduction of revolving line of credit borrowings in the amount of $9,500,000, payment of the remaining principal and accrued interest balance of the loan associated with VSI totaling $2,826,000 and the repurchase for $3,307,000 of 36,500 shares of the Company's Series B Special Stock.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1996



In the prospectus for the Senior Secured Notes and Series B Special Stock issued to finance the Merger, the Company had presented adjusted operating cash flow for the combined companies which consists of the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA"), net of casino royalty and minority interest and adjusted to exclude direct merger costs and unusual items and, in periods prior to the Merger, as further adjusted to include BGII's results for the entire period and to assume cost savings synergies resulting from the Merger and to adjust business development expenses to an assumed annual amount of $3,000,000. The Company experienced an increase in adjusted operating cash flow from $9,880,000 in the three months ended December 31, 1995 to $18,419,000 in the three months ended December 31, 1996. In addition, the Company experienced a significant increase in adjusted operating cash flow from $19,129,000 in the six months ended December 31, 1995 to $32,202,000 in the six months ended December 31, 1996, Each of the Company's four business units contributed to these improvements.

The following is summary of EBITDA, as adjusted by business unit reconciled to adjusted operating cash flows:

                                            Three Months Ended December 31,    Six Months Ended December 31,
                                                  1995(a)        1996(a)         1995(a)         1996(a)
                                                 --------       --------       --------          --------
                                                                    (In $000's)
EBITDA by Business Unit:
Bally Gaming and Systems                         $  3,625       $  6,328       $  6,035          $ 11,771
Bally Wulff                                         2,498         10,841          5,657            14,911
Gaming Machine Operations                           4,069          4,958          8,052(b)          9,722(b)
Casino Operations                                   2,267          2,875          5,043(b)          6,154(b)
Corporate Administrative Expenses and Other        (3,991)        (6,583)        (8,658)          (10,556)
Direct Merger Costs                                (6,486)         ---          (11,437)            ---
Unusual Items                                      (1,800)         ---           (3,329)             (700)
                                                 --------       --------       --------          --------
    EBITDA, as adjusted                               182         18,419          1,363            31,302
Adjustments:
Direct Merger Costs                                 6,486          ---           11,437             ---
Unusual Items or Non-recurring Charges              2,100          ---            4,029               900
Development Expense                                  (138)         ---             (200)(c)         ---
Synergy Cost Savings                                1,250          ---            2,500 (d)         ---
                                                 --------       --------       --------          --------
     Adjusted Operating Cash Flows               $  9,880       $ 18,419       $ 19,129          $ 32,202
                                                 ========       ========       ========          ========

----------

(a) Includes the consolidated results of the Company (including BGII) for the three and six month periods ended December 31, 1996 and the combined historical results of the Company and BGII for the three and six month periods ended December 31, 1995.

(b) Minority interest and, for Casino Operations, casino royalty have been offset against business unit EBITDA.

(c) Adjusts business development expense for the three and six months ended December 31, 1995 to an assumed annual amount of $3,000,000. Actual business development expenses for the three and six month periods ended December 31, 1996 was $518,000 and $1,056,000, respectively, and is included in corporate administrative expenses.

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

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1996


During March 1993, Bally Wulff obtained two bank revolving lines of credit that currently provide for borrowings up to DM 17,250,000 (approximately $11,192,000 at December 31, 1996 exchange rates) of which approximately $454,000 had been borrowed at December 31, 1996. In May 1993, Bally Wulff obtained a working capital line of credit that provides for borrowings up to DM 16,300,000 (approximately $10,575,000 at December 31, 1996 exchange rates) all of which had been borrowed at December 31, 1996. Bally Gaming, Inc., BGII's domestic subsidiary, obtained a bank revolving line of credit in March 1993 which, as amended, provides for borrowings tied to a percentage of Bally Gaming, Inc.'s eligible (as defined in the credit agreement) inventory and accounts receivable with a maximum borrowing capacity of $15,000,000 with the expiration date of March 31, 1997. At December 31, 1996 Bally Gaming, Inc.'s eligible borrowing capacity under this agreement was approximately $15,000,000 of which $596,000 was outstanding. Through bank credit agreements at Bally Wulff and Bally Gaming, Inc., the Company has unused lines of credit of approximately $25,142,000 at December 31, 1996. In January 1997, the Company received a commitment letter for a new working capital based line of credit which will provide for borrowings based on a percentage of Bally Gaming, Inc.'s eligible accounts receivable and inventory with a maximum borrowing capacity of $30,000,000, subject to the $40,000,000 maximum worldwide revolving credit limitation in the Company's indenture for the Senior Secured Notes. This line of credit would be collateralized by accounts receivable and inventory and will have no financial covenants other than maintenance of minimum net worth. As currently contemplated, the Company will close on this new facility on March 31, 1997 upon expiration of the Company's existing line of credit.

The indenture for the Company's Senior Secured Notes contains various covenants including limitations on incurrence of additional indebtedness, on restricted payments and on dividend and payment restrictions on subsidiaries. The Company does not have any material capital expenditure commitments at December 31, 1996. The Company anticipates that cash flow from operations and borrowings available under existing lines of credit will be sufficient to fund its cash needs for at least the next twelve months.

Management believes that customer financing terms have become an increasingly important competitive factor for the Bally Gaming and Systems business unit. Competitive conditions sometimes require Bally Gaming and Systems to grant extended payment terms on gaming machines systems and other gaming equipment. While these financings are normally collateralized by such equipment, the resale value of the collateral in the event of a default may be less than the amount financed. In conjunction with sales by Bally Gaming and Systems, with recourse to the Company, of certain trade receivables to third parties, the Company had guaranteed amounts due from various customers of approximately $12,850,000 at December 31, 1996. The Company has reserved approximately $8,400,000 at December 31, 1996 for all of its sales of receivables with recourse to the Company. It is possible that one or more customers whose obligation has been guaranteed by Bally Gaming and Systems may be unable to make payments as such amounts become due. In such event, Bally Gaming and Systems may become responsible for repayment of at least a portion of such amounts over the term of the receivables. In general, under the terms of these contracts, the Company may be responsible for monthly payments of the outstanding obligations. Accordingly, the Company will have greater exposure to the financial condition of its customers in emerging markets than has historically been the case in established markets like Nevada and Atlantic City. In August 1996, the Company received demand notices from the holder of notes related to one customer's trade receivables for which payments were in arrears from December 1995 and in December 1996, the holder of the notes filed suit against the Company to seek payment from the Company. The lawsuit is for approximately $3,600,000. In order to be competitive in meeting customer demand for financing of gaming equipment in emerging markets, the Company plans to continue to evaluate the need to involve third-party finance companies or secure additional financing, although there is no assurance that such additional financing will be obtained. Bally Wulff provides customer financing for approximately 20% of its sales, and management expects this practice temporarily to increase during the latter half of fiscal 1997.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1996


In March 1992, Alfred H. Wilms, director and principal stockholder (and then Chairman of the Board of Directors and Chief Executive Officer) of the Company, committed to provide or cause others to provide a $6,500,000 five-year loan to VSI, the Company's controlled subsidiary, which loan was funded in full and was secured by a subordinated interest in all of VSI's present and future personal property. All scheduled principal and interest payments were made until September 1996 when the remaining principal and accrued interest thereon totaling $2,826,000 was paid.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED DECEMBER 31, 1995 AND 1996

General

The company operates through four business units: (i) Bally Gaming and Systems,
(ii) Bally Wulff (consisting of the manufacture and distribution of wall-mounted gaming machines and distribution of other recreational and amusement machines),
(iii) gaming machine operations and (iv) casino operations. The results of operations of the BGII business units have been consolidated since June 18, 1996. However, to enhance comparability to prior periods, the following discussion presents the results of the operations of the BGII business units for the three months ended December 31, 1995 which was prior to the Merger and therefore such results are not included in the accompanying consolidated financial statements.

The following tables set forth the combined revenues and operating income (loss) for the four business units for the three months ended December 31, 1995 and 1996:

                                                 1995          1996
                                               --------      --------
                                                     (In 000's)
         REVENUES:
           Bally Gaming and Systems            $ 32,460      $ 42,273
           Bally Wulff                           27,845        42,293
           Gaming Machine Operations             26,328        31,692
           Casino Operations                     11,359        12,445
                                               --------      --------
         TOTAL REVENUES                        $ 97,992      $128,703
                                               ========      ========

                                                 1995          1996
                                               --------      --------
                                                     (In 000's)
         OPERATING INCOME (LOSS) (a):
           Bally Gaming and Systems               3,164         4,955
           Bally Wulff                              793         8,858
           Gaming Machine Operations              2,504(a)      3,187(a)
           Casino Operations                      1,812(a)      2,383(a)
           Corporate and Other                   (4,745)       (6,885)
                                               --------      --------
           SUBTOTAL                               3,528        12,498
           Direct merger costs                   (6,486)        ---
           Unusual items                         (1,800)        ---
                                               --------      --------
         TOTAL OPERATING INCOME (LOSS) (a):    $ (4,758)     $ 12,498
                                               ========      ========

(a) Net of minority interest and, for Casino Operations, net of casino royalty.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1996



BALLY GAMING AND SYSTEMS

For the quarter ended December 31, 1996, Bally Gaming and Systems reported revenues of $42.3 million, an increase of 30%, compared to revenues of $32.5 million in the prior year quarter. Bally Gaming reported unit sales of approximately 5,500 new gaming machines, an increase of 38%, compared to unit sales of approximately 4,000 in the prior year quarter. The volume improvement resulted primarily from a general increase in replacement demand from existing casinos and a greater number of new casino openings in the 1996 quarter. By market segment, Bally Gaming's unit sales for the quarter consisted of approximately 2,900 units to the Nevada and Atlantic City markets, 1,900 units to international markets and 700 units to riverboats, Native American and other domestic markets. Bally Gaming reported revenues from the sale of new gaming machines of $30.4 million, an increase of 57%, compared to $19.3 million in the prior year quarter due to higher unit volume and higher average selling prices. Bally Systems reported relatively flat revenues of $7.6 million compared to the prior year quarter. Bally Systems revenues for the period included revenues from new installations at New York-New York and Casino Niagara as well as partial shipment to both the Harrah's Riverboat and Players Island Casino in St. Louis.

For the quarter ended December 31, 1996, gross profit margins improved to 37.3% from 36.5% in the prior year quarter. The gross margin improvement resulted primarily from the favorable impact of greater production volume in the Company's manufacturing facility, partially offset by the effect of higher international sales which traditionally have lower profit margins. Bally Gaming and Systems reported operating income of $5.0 million, an increase of 57%, compared to operating income of $3.2 million in the prior year quarter. The operating income improvement resulted primarily from the aforementioned revenue and gross margin increases, partially offset by an increase in selling, general and administrative expenses and an increased provision for doubtful receivables, including amounts related to a customer in Turkey, where the government recently forced the closure of casinos.

BALLY WULFF

For the quarter ended December 31, 1996, Bally Wulff reported revenues of $42.3 million, an increase of 52%, compared to revenues of $27.8 million in the prior year quarter. The revenue improvement resulted primarily from a 265% increase in new wall machine units sold. Management estimates that the majority of the revenue improvement was based on attaining increased market share and the balance of the increase resulted from a change in German regulations effective January 1, 1997, requiring all wall machines to have internal meters to track play. In addition, Bally Wulff enhanced its leasing program whereby new wall machines are leased to customers pursuant to operating leases which provide a stream of revenues and cash flow over the life of the leases which range from six months to three years. For the 1996 quarter, Bally Wulff leased approximately 2,200 new wall machines compared to 200 new wall machines in the prior year quarter. Revenues from amusement game sales were unfavorably impacted as operators weighted their mix of capital expenditures toward new wall machines. The currency translation impact of the fluctuation of the German mark versus the U.S. dollar reduced revenues by $3.2 million during the 1996 quarter.

For the quarter ended December 31, 1996, gross profit margin improved to 52.0% from 34.4% in the prior year quarter. The gross margin improvement resulted primarily from the favorable impact of greater production volume in Bally Wulff's production facility. Bally Wulff reported operating income of $8.9 million, an increase of 1,017%, compared to $0.8 million in the prior year quarter. The operating income improvement resulted primarily from the aforementioned revenue and gross margin increases, partially offset by a higher provision for doubtful receivables as well as an increase in selling, general and administrative expenses due primarily to increased marketing costs.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1996


GAMING MACHINE OPERATIONS

For the quarter ended December 31, 1996, the gaming machine operations business unit reported revenues of $31.7 million, an increase of 20%, compared to revenues of $26.3 million in the prior year quarter. Louisiana revenues increased 11% as net win per gaming machine per day increased 5% to $67.19 from $63.95 in the prior year quarter. Nevada revenues increased 22% as net win per gaming machine per day increased 13% to $51.99 from $46.11 in the prior year quarter, while the average number of gaming machines increased to 5,660 from 5,283 in the prior year quarter. The improvement in net win per gaming machine per day in Nevada resulted primarily from the continuing favorable impact of Gamblers Bonus, a cardless slot player's club and player tracking system launched in December 1995. The increase in the average number of gaming machines in Nevada reflects the addition of approximately 150 gaming machines in Northern Nevada operated by Bally Gaming prior to the Merger and the continued roll-out of the Gamblers Bonus machines. Gamblers Bonus is currently installed in 99 locations representing 1,191 machines in Southern Nevada. In mid-December the Company began to provide this product in Northern Nevada.

For the quarter ended December 31, 1996, cost of revenues increased 17% to $23.6 million compared to $20.1 million in the prior year quarter. As a percentage of revenues, cost of revenues improved to 74.6% from 76.5% in the prior year quarter. Louisiana cost of revenues, increased 14% and, as a percentage of revenues, increased slightly to 64.5% from 62.9% in the prior year quarter primarily due to an increase in gaming taxes and license fees. Nevada cost of revenues increased 18% but, as a percentage of revenues, improved to 76.3% from 78.9% in the prior year quarter primarily due to higher revenues while costs associated with new and renewed contracts remained relatively flat. The gaming machine operations business unit reported operating income, net of minority interest, of $3.2 million, an increase of 28% compared to operating income of $2.5 million in the prior year quarter. The operating income improvement resulted primarily from the aforementioned increase in revenues and relatively stable operating costs as a percentage of revenues, partially offset by an increased provision for doubtful receivables for the Nevada operation and an increase in selling, general and administrative expenses principally for greater advertising costs for the Louisiana operation.

On November 5, 1996 voters in Louisiana approved a proposition to allow video poker to continue in six of the seven parishes in which the Company operates at the Fairgrounds racetrack and within the associated off-track betting locations in the greater New Orleans area. In the one parish in which the Company operates where video poker was voted down, the Company will be allowed to continue to conduct business through June 30, 1999. The two off-track betting locations in this parish accounted for 13% of the VSI revenues and less than $0.4 million of EBITDA for the year ended June 30, 1996. Voters also approved video poker in three parishes in the New Orleans area where the Company currently does not operate, creating potential expansion opportunities.

CASINO OPERATIONS

For the quarter ended December 31, 1996, the casino operations business unit reported revenues of $12.4 million, an increase of 19%, compared to revenues of $10.5 million in the prior year quarter excluding revenues from casinos and taverns subsequently closed. This increase is due to a 22% increase at the Rainbow Casino and a 9% increase at the Plantation Casino. The improvement at the Rainbow Casino was attributable to the continuing impact of its direct marketing campaigns and a higher average market share than in the prior year quarter. Revenues from the Plantation Casino improved as revenues in the prior year quarter had been negatively impacted by an internal remodeling project.

For the quarter ended December 31, 1996, the cost of revenues for casino operations increased 18% to $5.6 million compared to $4.7 million in the prior year quarter but, as a percentage of revenues, remained virtually the same compared to the prior year quarter as costs increased proportionately with higher revenues.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1996



For the quarter ended December 31, 1996, the casino operations business unit reported operating income, net of casino royalty and minority interest, of $2.4 million, an increase of 33%, compared to operating income of $1.8 million in the prior year quarter. The operating income improvement resulted from the aforementioned increase in revenues and stable operating costs as a percentage of revenues, partially offset by a slight increase in selling, general and administrative costs.

REVENUES AND EXPENSES FOR CLOSED CASINOS AND TAVERNS

During the year ended June 30, 1996, the Company disposed of or terminated operations at several small casinos and taverns as these operations were not deemed to be compatible with the Company's long-term growth strategy. The Company does not believe these businesses constitute a disposal of a segment of a business, as defined in APB Opinion 30, and therefore the results of operations from these businesses are included in the applicable revenue and expense captions in the consolidated statements of operations. No revenues or expenses were reported for these properties in the quarter ended December 31, 1996. For the quarter ended December 31, 1995, revenues for these properties are included in casino operations revenues and totaled $0.9 million. The related costs of revenues are included in cost of casino operations and totaled $0.6 million. The related selling, general and administrative expenses are included in selling, general and administrative expenses and totaled $0.4 million.

CONSOLIDATED

As previously discussed, the Company acquired BGII on June 18, 1996. Therefore the consolidated results of operations for the three months ended December 31, 1996 include the results of operations of BGII while the consolidated results for the three months ended December 31, 1995 do not include BGII's results. The discussion below does not include results for BGII in the 1995 quarter.

Total revenues for the quarter ended December 31, 1996, were $128.7 million, an increase of 241% compared to revenues of $37.7 million in the prior year quarter. This increase is due to including $84.6 million of revenues from BGII in the 1996 quarter as well as the aforementioned increases in revenues at both the gaming machine operations and casino operations business units.

Cost of revenues for the quarter ended December 31, 1996, were $76.0 million, an increase of 199% compared to $25.5 million in the prior year quarter due to the inclusion of $46.8 million of BGII cost of revenues in the 1996 quarter as well as the aforementioned increases in cost of revenues at both the gaming machine operations and casino operations business units. Cost of revenues as a percentage of total revenues improved to 59.1% from 67.5% in the prior year quarter due to the aforementioned improvement at the gaming machine operations and a stable cost percentage at the casino operations business units as well as the impact of the inclusion of the BGII business units.

Corporate administrative expenses for the quarter ended December 31, 1996, were $6.6 million, an increase of 203% compared to corporate administrative costs of $2.2 million in the prior year quarter. This increase is due to inclusion of BGII corporate administrative expenses and higher legal and professional fees in the 1996 quarter, partially offset by cost savings such as elimination of certain duplicative costs. Corporate administrative expenses include salaries and wages, related taxes and benefits, rent, professional fees and other expenses associated with maintaining the corporate office and providing centralized corporate services for the Company.

Exclusive of the corporate administrative expenses noted above, selling, general and administrative expenses for the quarter ended December 31, 1996, were $21.5 million, an increase of 336% compared to selling general and administrative costs of $4.9 million in the prior year quarter. This increase is due to the inclusion of $16.4 million of BGII selling, general and

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1996

administrative expenses in the 1996 quarter and the aforementioned increase at both the gaming machine operations and casino operations business units partially offset by the decrease in expenses as the result of the aforementioned disposed or terminated operations at several small casinos and taverns.

Provisions for bad debt for the quarter ended December 31, 1996, increased $4.7 million from the prior fiscal year quarter. The increase was due to the impact of including BGII's operations in the 1996 quarter and the aforementioned increase of the provision for the Bally Wulff and the gaming machine operations business units. Depreciation and amortization for the quarter ended December 31, 1996 was $5.9 million, an increase of 145% compared to depreciation and amortization of $2.4 million in the prior year quarter. This increase is due to the inclusion of BGII depreciation and amortization in the 1996 quarter, higher depreciation and amortization in the gaming machine operations business unit and the impact of amortizing goodwill and other intangibles acquired in the BGII Merger.

During the quarter ended December 31, 1995, the Company expensed direct merger costs related to the pursuit of BGII totaling $4.8 million. Such costs included legal, accounting, financial advisory, printer, SEC filing fees and other related expenses.


NET INTEREST EXPENSE AND INCOME TAXES

Net interest expense in the quarter ended December 31, 1996, increased to $5.2 million, an increase of 205% compared to the net interest expense of $1.7 million in the prior year quarter. The increase is primarily due to interest on the Company's 12 7/8% Senior Secured Notes due 2003 which were issued in June 1996, partially offset by lower interest expense on the Company's 7 1/2% Convertible Debentures due 2003, substantially all of which were converted into equity as part of the financing of the BGII merger.

The Company recorded an income tax provision of $3.2 million in the quarter ended December 31, 1996, compared to a provision of $1.3 million in the prior fiscal year quarter. The current quarter provision is primarily due to income taxes related to Bally Wulff. The current year's quarter effective tax rate is 44% which resulted from taxable income currently being generated in Germany which has a higher effective rate than in the U.S. Changes in the Company's organization structure for the German operations, which became effective for German tax purposes January 1, 1997, should reduce the Company's effective tax rate on world-wide earnings in future periods.

SIX MONTHS ENDED DECEMBER 31, 1995 AND 1996

General

To enhance the comparability to prior periods, the following discussion includes the results of the operations of BGII for the six months ended December 31, 1995 which was prior to the Merger and therefore such results are not included in the accompanying unaudited consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1996





The following tables set forth the combined revenues and operating income (loss) for the four business units for the six months ended December 31, 1995 and 1996:

                                            1995            1996
                                          --------        --------
                                                  (In 000's)
         REVENUES:
           Bally Gaming and Systems       $ 60,178      $ 77,175
           Bally Wulff                      51,599        68,700
           Gaming Machine Operations        52,627        60,582
           Casino Operations                23,601        25,158
                                          --------      --------
         TOTAL REVENUES                   $188,005      $231,615
                                          ========      ========


                                                   1995              1996
                                                 --------          --------
                                                          (In 000's)
         OPERATING INCOME (LOSS) (a):
           Bally Gaming and Systems              $  5,039          $  9,050
           Bally Wulff                              2,381            11,522
           Gaming Machine Operations                4,911(a)          6,243(a)
           Casino Operations                        4,146(a)          5,193(a)
           Corporate and Other                    (10,410)          (11,146)
                                                 --------          --------
           SUBTOTAL                                 6,067            20,862
           Direct merger costs                    (11,437)            ---
           Unusual items                           (3,329)             (700)
                                                 --------          --------
         TOTAL OPERATING INCOME (LOSS) (a):      $ (8,699)         $ 20,162
                                                 ========          ========

(a) Net of minority interest and, for Casino Operations, net of casino royalty.

BALLY GAMING AND SYSTEMS

For the six months ended December 31, 1996, Bally Gaming and Systems reported revenues of $77.2 million, an increase of 28%, compared to revenues of $60.2 million in the prior year period. Bally Gaming reported unit sales of approximately 10,400 new gaming machines, an increase of 38% compared to unit sales of approximately 7,500 in the prior year period. The volume improvement resulted primarily from sales to Casino Niagara in Niagara Falls, Canada where Bally Gaming placed approximately 1,500 new gaming machines, representing 50% of the casino floor, as well as a general increase in replacement demand from existing casinos and a greater number of new casino openings in the six months ended December 31, 1996. By market segment, Bally Gaming's unit sales for the period consisted of approximately 4,600 units to the Nevada and Atlantic City markets, 4,400 units to international markets and 1,400 units to riverboats, Native American and other domestic markets. Bally Gaming reported revenues from the sale of new gaming machines of $54.7 million, an increase of 43%, compared to $38.1 million in the prior year quarter due to higher unit volume and higher average selling prices. Bally Systems reported revenues of $12.8 million, an increase of 33%, compared to revenues of $9.6 million in the prior year period. Bally Systems revenue improvement resulted primarily from increased shipments to new installations such as New-York-New York, Casino Niagara and Casino Rama, and partial shipments to both the Harrah's Riverboat and Players Island Casino in St. Louis.

For the six months ended December 31, 1996, gross profit margins improved to 37.4% from 35.8% in the prior year period. The gross margin improvement resulted primarily from the favorable impact of greater production volume in the Company's

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1996



manufacturing facility, partially offset by the effect of higher international sales which traditionally have lower profit margins. Bally Gaming and Systems reported operating income of $9.0 million, an increase of 80%, compared to operating income of $5.0 million in the prior year period. The operating income improvement resulted primarily from the aforementioned revenue and gross margin increases, partially offset by greater selling, general and administrative expenses and an increased provision for doubtful receivables including amounts related to a customer in Turkey, where the government recently forced the closure of casinos.

BALLY WULFF

For the six months ended December 31, 1996, Bally Wulff reported revenues of $68.7 million, an increase of 33%, compared to revenues of $51.6 million in the prior year period. The revenue improvement resulted primarily from a 143% increase in new wall machine units sold as Bally Wulff expanded its market share and demand increased as a result of a change in German regulations effective January 1, 1997, requiring all wall machines to have internal meters to track play. In addition, Bally Wulff enhanced its leasing program whereby new wall machines are leased to customers pursuant to operating leases which provide a stream of revenues and cash flows over the term of the leases which range from six months to three years. For the six months ended December 31, 1996, Bally Wulff leased approximately 2,500 new wall machines compared to 500 new wall machines in the prior year quarter. Revenues from amusement game sales were unfavorably impacted as operators weighted their mix of capital expenditures toward new wall machines. The currency translation impact of the fluctuation of the German mark versus the U.S. dollar reduced revenues by $5.2 million during the 1996 period.

For the six months ended December 31, 1996, gross profit margin improved to 48.4% from 37.1% in the prior year quarter. The gross margin improvement resulted primarily from the favorable impact of greater production volume in Bally Wulff's production facility. Bally Wulff reported operating income of $11.5 million, an increase of 384%, compared to $2.4 million in the prior year period. The operating income improvement resulted primarily from the aforementioned revenue and gross margin increases, partially offset by an increased provision for doubtful receivables as well as higher selling, general and administrative expenses due to increased marketing costs.

GAMING MACHINE OPERATIONS

For the six months ended December 31, 1996, the gaming machine operations business unit reported revenues of $60.6 million, an increase of 15%, compared to revenues of $52.6 million in the prior year period. Louisiana revenues increased 13% as net win per gaming machine per day increased 9% to $67.59 from $61.98 in the prior year period, partially offset by a decline in the average number of gaming machines to 671 from 685 in the prior year period. Nevada revenues increased 15% as net win per gaming machine per day increased 9% to $50.70 from $46.50 in the prior year period, while the average number of gaming machines increased to 5,606 from 5,277 in the prior year period. The improvement in net win per gaming machine per day in Nevada resulted primarily from the continuing favorable impact of Gamblers Bonus, a cardless slot player's club and player tracking system launched in December 1995. The increase in the average number of gaming machines in Nevada reflects the addition of approximately 150 gaming machines in Northern Nevada operated by Bally Gaming prior to the Merger and the continued roll-out of the Gamblers Bonus machines.

For the six months ended December 31, 1996, cost of revenues increased 13% to $45.5 million compared to $40.3 million in the prior year period. As a percentage of revenues, cost of revenues improved to 75.2% from 76.6% in the prior year period. Louisiana cost of revenues, increased 17% and, as a percentage of revenues increased slightly to 64.4% from 62.3% in the prior year quarter primarily due to the new location which opened in October 1995 and an increase in gaming taxes and license fees. Nevada cost of revenues increased 12% but, as a percentage of revenues, improved to 77.0% from 79.1% in the prior year period primarily due to higher revenues while costs associated with new and renewed contracts remained

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1996



relatively flat. The gaming machine operations business unit reported operating income, net of minority interest, of $6.2 million, an increase of 27% compared to operating income of $4.9 million in the prior year quarter. The operating income improvement resulted primarily from the aforementioned increase in revenues, and an improvement in operating costs as a percentage of revenues, partially offset by an increase in selling, general and administrative expenses, primarily greater marketing costs at the Louisiana operations and an increased provision for doubtful receivables for the Nevada operations.

CASINO OPERATIONS

For the six months ended December 31, 1996, the casino operations business unit reported revenues of $25.2 million, an increase of 17%, compared to revenues of $21.5 million in the prior year period excluding revenues from casinos and taverns subsequently closed. This increase is due to a 20% increase at the Rainbow Casino and a 9% increase at the Plantation Casino. The improvement at the Rainbow Casino was attributable to the continuing impact of its direct marketing campaigns and a higher average market share than in the prior year period. Revenues from the Plantation Casino improved as revenues in the prior year quarter had been negatively impacted by an internal remodeling project.

For the six months ended December 31, 1996, the cost of revenues for casino operations increased 13% to $11.0 million compared to $9.7 million in the prior year period but, as a percentage of revenues, improved to 43.6% from 45.2% in the prior year quarter due to higher revenues with relatively stable costs.

For the six months ended December 31, 1996, the casino operations business unit reported operating income, net of casino royalty and minority interest, of $5.2 million, an increase of 25%, compared to operating income of $4.1 million in the prior year period. The operating income improvement resulted from the aforementioned increase in revenues and an improvement in operating costs as a percentage of revenues, partially offset by an increase in selling, general and administrative expenses due to higher advertising and promotional costs at the Rainbow Casino operations.

REVENUES AND EXPENSES FOR CLOSED CASINOS AND TAVERNS

During the year ended June 30, 1996, the Company disposed of or terminated operations at several small casinos and taverns as these operations were not deemed to be compatible with the Company's long-term growth strategy. No revenues or expenses were reported for these properties in the six months ended December 31, 1996. For the six months ended December 31, 1995, revenues for these properties are included in casino operations revenues and totaled $2.1 million. The related costs of revenues are included in casino operations cost of revenues and totaled $1.7 million. The related selling, general and administrative expenses are included in selling, general and administrative expenses and totaled $0.7 million.

CONSOLIDATED

As previously discussed, the Company acquired BGII on June 18, 1996. Therefore the consolidated results of operations for the six months ended December 31, 1996 include the results of operations of BGII while the consolidated results for the six months ended December 31, 1995 do not include BGII's results. The discussion below does not include results for BGII in the 1995 period.

Total revenues for the six months ended December 31, 1996, were $231.6 million, an increase of 204% compared to revenues of $76.2 million in the prior year period. This increase is due to including $145.9 million of revenues from BGII in the 1996 period as well as the aforementioned increases in revenues at both the gaming machine operations and casino operations business units.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1996


Cost of revenues for the six months ended December 31, 1996, were $140.2 million, an increase of 172% compared to $51.7 million in the prior year period due to the inclusion of $83.7 million of BGII cost of revenues in the 1996 period as well as the aforementioned increases in cost of revenues at both the gaming machine operations and casino operations business units. Cost of revenues as a percentage of total revenues improved to 60.5% from 67.8% in the prior year quarter due to the aforementioned improvements at both the gaming machine operations and casino operations business units as well as the impact of the inclusion of the BGII business units.

Corporate administrative expenses for the six months ended December 31, 1996, were $10.6 million, an increase of 147% compared to corporate administrative costs of $4.3 million in the prior year period. This increase is due to inclusion of BGII corporate administrative expenses and higher legal and professional fees in the 1996 period, partially offset by synergy cost savings such as elimination of certain duplicative costs. Corporate administrative expenses include salaries and wages, related taxes and benefits, rent, professional fees and other expenses associated with maintaining the corporate office and providing centralized corporate services for the Company.

Exclusive of the corporate administrative expenses noted above, selling, general and administrative expenses for the six months ended December 31, 1996, were $39.8 million, an increase of 321% compared to selling general and administrative costs of $9.5 million in the prior year quarter. This increase is due to the inclusion of $29.7 million of BGII selling, general and administrative expenses in the 1996 period and the aforementioned increase at both the gaming machine operations and casino operations business units partially offset by the decrease in expenses as the result of the aforementioned disposed or terminated operations at several small casinos and taverns.

Provisions for bad debt for the six months ended December 31, 1996, increased $6.3 million from the prior fiscal year period. The increase was due to the impact of including BGII's operations in the 1996 period and the aforementioned increase of the provision for the Bally Gaming and Systems, Bally Wulff and gaming machine operations business units. Depreciation and amortization for the six months ended December 31, 1996 was $11.1 million, an increase of 127% compared to depreciation and amortization of $4.9 million in the prior year period. This increase is due to the inclusion of BGII depreciation and amortization in the 1996 quarter, higher depreciation and amortization in the gaming machine operations business unit and the impact of amortizing goodwill and other intangibles acquired in the BGII Merger.

During the six months ended December 31, 1996, the Company incurred unusual charges of $0.7 million related primarily to separation costs of Alliance personnel subsequent to the Merger. During the six months ended December 31, 1995, the Company expensed direct merger costs related to the pursuit of BGII totaling $9.4 million. Such costs included legal, accounting, financial advisory, printer, SEC filing fees and other related expenses.


NET INTEREST EXPENSE AND INCOME TAXES

Net interest expense in the six months ended December 31, 1996, increased to $10.8 million, an increase of 209% compared to the net interest expense of $3.5 million in the prior year period. The increase is primarily due to interest on the Company's 12 7/8% Senior Secured Notes due 2003 which were issued in June 1996, partially offset by lower interest expense on the Company's 7 1/2% Convertible Debentures due 2003, substantially all of which were converted into equity as part of the financing of the Merger.

The Company recorded an income tax provision of $4.6 million in the six months ended December 31, 1996 compared to a provision of $0.8 million in the prior fiscal year period. The current fiscal year provision is primarily due to income taxes related to Bally Wulff.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1996

                                    * * * * *

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