Form 10-Q/A
period 1996-12-31
ALLIANCE GAMING CORP
filed 1997-03-19
CIK 2491

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-Q

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

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1996





                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         See "Notes to Unaudited Condensed Consolidated Financial Statements-6. Legal Proceedings" for a description of certain legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.      Exhibits

                EXHIBIT
                NUMBER       DESCRIPTION
                ------       -----------

                10.71 Employment Agreement, dated as of March 31, 1995, between the Company and David D. Johnson.

                10.72       Employment Agreement Supplement, dated as of August
                            29, 1996, between the Company and Joel Kirschbaum.

                10.73       Employment Agreement Supplement, dated as of August
                            29, 1996, between the Company and Anthony DiCesare.

                10.74 Employment Agreement, dated as of June 24, 1996, between the Company and Scott D. Schweinfurth.

         b.      Reports on Form 8-K

                 The registrant submitted items on Form 8-K as follows :

                 (i)   On October 28, 1996 to file a consent by KPMG Peat
                       Marwick, LLP related to certain of the Company's
                       Registration Statements (No. 33-87850, 33-58233 and
                       333-10011).

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1996



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



      ALLIANCE GAMING CORPORATION
         (Registrant)





      By   /s/ Scott D. Schweinfurth
           ----------------------------------
           Sr. Vice President, Treasurer and
           Chief Financial Officer (Principal
           Financial and Accounting Officer,
           and duly authorized to sign on
           Registrant's behalf )