Form 10-Q
period 1997-03-31
ALLIANCE GAMING CORP
filed 1997-05-14
CIK 2491

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ___________________ TO _________________

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares of Common Stock, $0.10 par value, outstanding as of May 9, 1997 according to the records of the registrant's registrar and transfer agent was 31,850,457.

                           ALLIANCE GAMING CORPORATION

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997



                                   I N D E X





PART I.           FINANCIAL INFORMATION                                                                 PAGE

Item 1.  Unaudited Financial Statements

         Unaudited Condensed Consolidated Balance Sheets as of June 30, 1996
                  and March 31, 1997                                                                     3

         Unaudited Condensed Consolidated Statements of Operations
                  for the three months ended March 31, 1996 and 1997                                     4

         Unaudited Condensed Consolidated Statements of Operations
                  for the nine months ended March 31, 1996 and 1997                                      5

         Unaudited Condensed Consolidated Statements of Stockholders' Equity
                  for the nine months ended March 31, 1997                                               6

         Unaudited Condensed Consolidated Statements of Cash Flows
                  for the nine months ended March 31, 1996 and 1997                                      7

         Notes to Unaudited Condensed Consolidated Financial Statements                                  8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations          23



PART II. OTHER INFORMATION


Item 1.           Legal Proceedings                                                                     36

Item 6.           Exhibits and Reports on Form 8-K                                                      36


SIGNATURES                                                                                              37

                                     PART 1

                           ALLIANCE GAMING CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In 000's, except share data)




                                                                              June 30,        Mar. 31,
                                                                                1996           1997
                                                                             ---------       ---------
ASSETS
Current assets:
   Cash and cash equivalents                                                 $  48,057       $  30,574
   Accounts and notes receivable, net of allowance for doubtful
     accounts of $17,727 and $22,317                                            93,502          85,930
   Inventories, net                                                             41,656          45,376
   Other current assets                                                          8,354           7,808
                                                                             ---------       ---------
     Total current assets                                                      191,569         169,688
                                                                             ---------       ---------
Leased equipment, net                                                            2,477           7,791
Long-term notes receivable, net of allowance for doubtful
   accounts of $1,770 and $1,633                                                14,184          12,327
Property, plant and equipment, net of accumulated
   depreciation and amortization of $30,144 and $33,624                         75,607          72,996
Excess of costs over net assets of acquired businesses, net of
   accumulated amortization of $422 and $1,043                                  60,292          63,972

Intangible assets, net of accumulated amortization of $5,216 and $8,635         20,247          17,220
Other assets, net                                                               11,128          13,417
                                                                             ---------       ---------
         Total assets                                                        $ 375,504       $ 357,411
                                                                             =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                          $  16,240       $  11,535
   Accrued liabilities                                                          38,543          44,780
   Current maturities of long-term debt and lines of credit                     25,777          14,284
                                                                             ---------       ---------
      Total current liabilities                                                 80,560          70,599
                                                                             ---------       ---------
Senior Secured Notes, net of unamortized discount of  $3,071 and $2,853        150,929         151,147
Other long-term debt, less current maturities                                   14,638          11,463
Other liabilities                                                                6,831           6,840
                                                                             ---------       ---------
         Total liabilities                                                     252,958         240,049
                                                                             ---------       ---------
Minority interest                                                                1,148           1,373
Series B Special Stock, $.10 par value, $100 liquidation value; 684,551
   shares and 719,600 issued and outstanding, net of discount                   51,552          55,826

Commitments and contingencies

Stockholders' equity:
   Common Stock, $.10 par value; 175,000,000 shares authorized;
       31,763,000 shares and 31,840,000 issued and outstanding                   3,176           3,184
   Series E  Special Stock, $100 liquidation value; 113,160 and 120,023
       shares issued and outstanding                                            11,316          12,023
   Additional paid-in capital                                                  139,031         138,555
   Cumulative translation adjustment                                              (287)         (7,289)
   Accumulated deficit                                                         (83,390)        (86,310)
                                                                             ---------       ---------
     Total stockholders' equity                                                 69,846          60,163
                                                                             ---------       ---------
                  Total liabilities and stockholders' equity                 $ 375,504       $ 357,411
                                                                             =========       =========

      See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                          (In 000's, except share data)




                                                         Three Months Ended March 31,
                                                             1996            1997
                                                          ---------       ---------
Revenues:
    Gaming equipment and systems sales                    $       5       $  23,712
    Wall machine and amusement game sales                      --            32,168
    Gaming machine operations                                28,530          32,858
    Casino operations                                        12,033          12,953
                                                          ---------       ---------

                                                             40,568         101,691
                                                          ---------       ---------

Costs and expenses:
   Cost of gaming equipment and systems sales                     2          15,373
   Cost of  wall machine and amusement game sales              --            18,182
   Cost of gaming machine operations                         21,932          24,684
   Cost of casino operations                                  5,405           5,496
   Selling, general and administrative                        7,163          23,640
   Provision for doubtful receivables                            14             230
   Depreciation and amortization                              2,422           5,204
   Unusual items                                              3,179            --
   Direct merger costs                                        2,799            --
                                                          ---------       ---------
                                                             42,916          92,809
                                                          ---------       ---------

Operating income (loss)                                      (2,348)          8,882

Other income (expense):
    Interest income                                             389             297
    Interest expense                                         (2,053)         (6,159)
    Royalty fees                                             (1,024)         (1,205)
    Minority interest in income                                (432)           (317)
    Other, net                                                 (137)             (4)
                                                          ---------       ---------
Income (loss) before income taxes                            (5,605)          1,494

Income tax benefit (provision)                                  207            (933)
                                                          ---------       ---------

Net income (loss)                                            (5,398)            561

Special Stock dividends including repurchase premium           --            (2,981)
                                                          ---------       ---------

Net loss applicable to common shares                      $  (5,398)      $  (2,420)
                                                          =========       =========

Net loss per common share                                 $   (0.42)      $   (0.08)
                                                          =========       =========

Weighted average common shares outstanding                   12,987          31,837
                                                          =========       =========



      See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                          (In 000's, except share data)




                                                          Nine Months Ended March 31,
                                                            1996            1997
                                                          ---------       ---------
Revenues:
    Gaming equipment and systems sales                    $      11       $ 100,890
    Wall machine and amusement game sales                      --           100,866
    Gaming machine operations                                81,151          93,441
    Casino operations                                        35,634          38,110
                                                          ---------       ---------

                                                            116,796         333,307
                                                          ---------       ---------

Costs and expenses:
   Cost of gaming equipment and systems sales                     3          63,664
   Cost of  wall machine and amusement game sales              --            53,600
   Cost of gaming machine operations                         62,293          70,222
   Cost of casino operations                                 16,718          16,414
   Selling, general and administrative                       20,865          74,078
   Provision for doubtful receivables                            46           6,539
   Depreciation and amortization                              7,328          16,343
   Unusual items                                              3,179             700
   Direct merger costs                                       12,236            --
                                                          ---------       ---------
                                                            122,668         301,560
                                                          ---------       ---------

Operating income (loss)                                      (5,872)         31,747

Other income (expense):
    Interest income                                           1,206           1,331
    Interest expense                                         (6,341)        (18,038)
    Royalty fees                                             (2,931)         (3,481)
    Minority interest in income                                (708)           (743)
    Other, net                                                  398              48
                                                          ---------       ---------
Income (loss) before income taxes                           (14,248)         10,864

Income tax provision                                           (581)         (5,523)
                                                          ---------       ---------

Net income (loss)                                           (14,829)          5,341

Special Stock dividends including repurchase premium           --            (8,971)
                                                          ---------       ---------

Net loss applicable to common shares                      $ (14,829)      $  (3,630)
                                                          =========       =========

Net loss per common share                                 $   (1.21)      $   (0.11)
                                                          =========       =========

Weighted average common shares outstanding                   12,245          31,814
                                                          =========       =========



      See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        Nine Months Ended March 31, 1997
                                   (In 000's)



                                                               Series E                      Retained                    Total
                                   Common Stock             Special Stock    Additional      Earnings    Cumulative     Stock-
                              ----------------------   ---------------------   Paid-in       (Accum.     Translation    holders'
                               Shares      Dollars       Shares    Dollars     Capital        Deficit)    Adjustment    Equity
                              ---------    ---------   ---------   ---------   ---------    ---------    ---------    ---------
Balances at June 30, 1996        31,763    $   3,176         113   $  11,316   $ 139,031    $ (83,390)   $    (287)   $  69,846

Net income                         --           --          --          --          --          5,341         --          5,341
Shares issued upon exercise
  of options                         80            8        --          --           131         --           --            139
Adjustments to  merger
  consideration                      (3)        --          --          --           (12)        --           --            (12)
Special Stock dividends            --           --             7         707        --         (8,261)        --         (7,554)
Special Stock repurchase
  premium                          --           --          --          --          (710)        --           --           (710)
Stock option compensation          --           --          --          --           115         --           --            115
Foreign currency
  translation adjustment           --           --          --          --          --           --         (7,002)      (7,002)
                              ---------    ---------   ---------   ---------   ---------    ---------    ---------    ---------

Balances at March 31, 1997       31,840    $   3,184         120   $  12,023   $ 138,555    $ (86,310)   $  (7,289)   $  60,163
                              =========    =========   =========   =========   =========    =========    =========    =========




      See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (In 000's)




                                                               Nine Months Ended March 31,
                                                                    1996        1997
                                                                  --------    --------
Cash flows from operating activities:
    Net income (loss)                                             $(14,829)   $  5,341
    Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
        Depreciation and amortization                                7,328      16,343
        Amortization of debt discounts                                 177         729
      Writedown of other assets                                        396       1,306
        Loss on sale of assets                                         277       1,986
        Provision for doubtful receivables                              46       6,539
        Provision for impaired assets                                3,179        --
        Other                                                          388      (2,656)
   Net change in operating assets and liabilities:
        Accounts and notes receivable                                  471       3,029
        Inventories                                                     23     (13,806)
        Other current assets                                         1,426      (4,206)
        Accounts payable                                               331      (4,705)
        Accrued liabilities                                            725       1,090
                                                                  --------    --------
            Net cash provided by (used in) operating activities        (62)     10,990

Cash flows from investing activities:
    Additions to property, plant and equipment                      (6,624)     (8,844)
    Proceeds from disposal of property and equipment                 2,213       1,887
    Proceeds from sales of securities available for sale            12,950        --
    Other                                                           (3,755)     (2,371)
                                                                  --------    --------
        Net cash provided by (used in) investing activities          4,784      (9,328)

Cash flows from financing activities:
   Proceeds from long-term debt, net of expenses                       682          41
   Reduction of long-term debt                                      (3,167)     (5,725)
   Net change in lines of credit                                      --        (9,495)
   Repurchase of Series B Special Stock                               --        (3,877)
   Issuance of common stock upon exercise of stock options            --           139
                                                                  --------    --------
      Net cash used in financing activities                         (2,485)    (18,917)

Effect of exchange rate changes on cash                               --          (228)

Cash and cash equivalents:
      Increase (decrease) for period                                 2,237     (17,483)
      Balance, beginning of period                                  13,734      48,057
                                                                  --------    --------
      Balance, end of period                                      $ 15,971    $ 30,574
                                                                  ========    ========



      See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED MARCH 31, 1996 AND 1997


1.    BASIS OF  PRESENTATION

      The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to present fairly the financial position, results of operations and cash flows of Alliance Gaming Corporation ("Alliance" or the "Company") for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results which may be expected for any other interim period or for the year as a whole. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's annual report on Form 10-K for the year ended June 30, 1996. All intercompany accounts and transactions have been eliminated in consolidation.

      The condensed consolidated balance sheet at June 30, 1996 was derived from audited consolidated financial statements, but does not include all disclosures required under generally accepted accounting principles. Certain reclassifications have been made to prior period financial statements to conform with current period presentation.

      On June 18, 1996, the Company completed the acquisition of all the outstanding shares of Bally Gaming International, Inc. ("BGII") (the "Merger"). The consideration paid consisted of approximately $77,243,000 in cash, $2,957,000 in the Company's common stock and $36,571,000 in the Company's Series B Special Stock, totaling $11.84 per share, for the 9,855,500 shares of BGII outstanding (excluding the 1,000,000 shares beneficially owned by the Company prior to the Merger). The acquisition has been accounted for as a purchase and accordingly the results of operations of BGII have been included in the consolidated financial statements since June 18, 1996. The purchase price was allocated based on estimated fair values at the date of the acquisition. During the one year period following the Merger, the Company will make adjustments to the estimated fair values assigned to the assets acquired and liabilities assumed from BGII based on appraisals and other information received, which will result in changes to the excess of purchase price over the fair value of BGII assets acquired and liabilities assumed. The excess of purchase price over the BGII assets acquired is being amortized on a straight-line basis over 40 years and has been adjusted during the quarter ended March 31, 1997 for changes in fair values assigned to certain assets and liabilities.

2.    SUPPLEMENTAL CASH FLOW INFORMATION

      The following supplemental information is related to the unaudited condensed consolidated statements of cash flows. In the nine months ended March 31, 1996 and 1997, the Company recorded the following significant non-cash items:

      During the nine months ended March 31, 1997, the Company reclassified approximately $1,572,000 from other assets to equipment as gaming machines were manufactured and placed into service on the Nevada route, reclassified approximately $1,436,000 to property, plant and equipment from excess costs over net assets of acquired business based on recent appraisals received for certain German properties and reclassified approximately $10,086,000 from inventory to leased equipment. In addition, the Company recorded non-cash dividends for its Series E and Series B Special Stock in the amount of $8,261,000.

      During the nine months ended March 31, 1996, the Company reclassified approximately $1,752,000 from other assets to equipment as gaming machines were manufactured and placed into service on the Nevada route, and recorded a non-cash unrealized loss on securities available for sale in the amount of $1,067,000 recorded in the stockholders equity section, net of tax.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED MARCH 31, 1996 AND 1997


3.    LONG-TERM DEBT AND LINES OF CREDIT

      Long-term debt at June 30, 1996 and March 31, 1997 consists of the following:

                                                                        June 30,       Mar. 31,
                                                                          1996          1997
                                                                        --------      --------
                                                                              (In 000's)
      12 7/8%  Senior Secured Notes due 2003                            $150,929      $151,147
      Bally Wulff revolving lines of credit                               13,664        11,694
      Hospitality Franchise Systems note payable,
           secured by the assets of the Rainbow Casino                     7,864         6,902
      Bally Gaming and Systems revolving line of credit                    7,525          --
      7.5% Convertible Subordinated Debentures due 2003, unsecured         1,642         1,642
      Subordinated note payable to stockholder, net of discount            2,268          --
      Other, secured by related equipment                                  7,452         5,509
                                                                        --------      --------
                                                                         191,344       176,894
      Less current maturities                                             25,777        14,284
                                                                        --------      --------
      Long-term debt, less current maturities                           $165,567      $162,610
                                                                        ========      ========

      In June 1996, the Company completed a public offering of $154,000,000 aggregate principal amount of its 12 7/8% Senior Secured Notes due 2003 (the "Senior Secured Notes") as part of the financing of the BGII Merger. Interest on the Senior Secured Notes is payable semi-annually in arrears on June 30 and December 30 of each year. The Senior Secured Notes will mature on June 30, 2003. The Senior Secured Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after June 30, 2000 at the redemption prices of 104.292% for the twelve months beginning June 30, 2000, 102.146% for the twelve months beginning June 30, 2001 and 100% thereafter, plus accrued and unpaid interest, if any, to the date of redemption. Upon the occurrence of a change of control as defined in the indenture, the Company is required to make an offer to repurchase the Senior Secured Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. The Senior Secured Notes are secured by an exclusive pledge of the equity interests directly or indirectly held by the Company in its subsidiaries, except for the equity interests in BGII and its subsidiaries, but including the equity interest in Alliance Holding Company ("Holding"), which was formed to hold the equity interests of BGII and its subsidiaries. The Senior Secured Notes are fully and unconditionally guaranteed on a joint and several senior basis by each present and future subsidiary, as defined, of the Company, other than (i) the partially-owned entities through which the Company's Mississippi casino and Louisiana gaming machine operations are conducted and (ii) specified entities through which the Company's German operations are conducted. The indenture for the Company's Senior Secured Notes contains various covenants including limitations on incurrence of additional indebtedness, on restricted payments and on dividend and payment restrictions on subsidiaries.

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

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED MARCH 31, 1996 AND 1997


      During 1995, Hospitality Franchise Systems, Inc. ("HFS") agreed to loan $7,750,000 to the Company's majority controlled subsidiary Rainbow Casino Vicksburg Partnership, L.P. ("RCVP") in connection with the construction of the Rainbow Casino. The loan amount was subsequently increased to $10,000,000. The note bears interest at 7.5% per annum and requires monthly payments of principal and interest over a 84-month period. In exchange for funding this loan, HFS is also entitled to receive in perpetuity a monthly royalty fee based on the casino's gaming revenues of 12% on the first $40.0 million, 11% on the next $10.0 million, and 10% thereafter. The accompanying unaudited consolidated statement of operations for the nine months ended March 31, 1996 and 1997 include approximately $2,931,000 and $3,481,000 of such royalties, respectively.

      During March 1993, the Bally Wulff entities obtained two bank lines of credit originally for the purpose of financing the acquisition of assets acquired from an independent distributor which has subsequently been utilized for general working capital purposes. The agreements provide for borrowings of DM16,000,000 and DM1,000,000 (approximately $9,594,000 and $600,000 at March 31, 1997), respectively. The DM1,000,000 line of credit was originally DM5,000,000 and has been, and will continue to be, reduced by DM250,000 principal amount per quarter, and expires on March 31, 1998. Borrowings under this line of credit bear interest at 4.75%. The working capital revolving credit line of DM16,000,000 bears interest at a rate tied to an international borrowing rate plus 1% (4.45% at March 31, 1997) and is due on demand. These lines are collateralized by a pledge of the assets acquired. These lines were fully drawn at March 31, 1997. In May 1993, the Bally Wulff entities obtained a DM16,300,000 (approximately $9,773,000 at March 31, 1997) revolving line of credit for general working capital purposes. This facility bears interest at a rate tied to an international borrowing rate plus 1% (4.45% at March 31, 1997) and is due on demand. This line is collateralized by the receivables of the Bally Wulff entities. Approximately $1,500,000 was outstanding under this line at March 31, 1997. During the quarter ended December 31, 1996, Bally Wulff refinanced an existing mortgage note to bring the borrowing under the same financial institution that provides the lines of credit discussed above. In accordance with the covenants for the Senior Secured Notes, the refinanced mortgage note of approximately $2,700,000 bears approximately the same interest rate (6.5%) and has a stated maturity which is not shorter than its original maturity date (7 years).

      On March 31, 1997, Bally Gaming, Inc. entered into an agreement with Congress Financial Corporation for a new working capital based line of credit which provides for borrowings based on a percentage of Bally Gaming, Inc.'s eligible accounts receivable and inventory with a maximum borrowing capacity of $30,000,000, subject to the $40,000,000 maximum worldwide revolving credit limitation in the indenture for the Senior Secured Notes. This line of credit is collateralized by accounts receivable and inventory and has no financial covenants other than a requirement to maintain a minimum net worth. Borrowings under this agreement, which expires March 31, 2000, bear interest at the prime rate plus 1% (9.5% at March 31, 1997). The Company must pay a monthly service fee of $3,000 and a monthly unused line fee of one-quarter of one percent of the difference between the maximum borrowing capacity and the average daily outstanding balance during any month. Eligible borrowing capacity under this agreement was approximately $25,500,000 and no amounts were outstanding under this line at March 31, 1997.


4.    SERIES B SPECIAL STOCK

      During the quarter ended March 31, 1997, the Company purchased on the open market 5,900 shares of its Series B Special Stock for $570,000 which represented a premium of $130,000 over its carrying value for

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED MARCH 31, 1996 AND 1997


      book purposes. For the nine months ended March 31, 1997, the Company purchased on the open market 42,400 shares of its Series B Special Stock for $3,877,000 which represented a premium of $710,000 over its carrying value for book purposes. The premium paid is reflected in the consolidated statement of stockholders' equity as a charge against additional paid-in capital, and is also deducted in computing net income applicable to common shareholders.

5.    INCOME TAXES

      The Company's effective tax rate for the three month period ended March 31, 1997 differs from the statutory rate of 35% due to a lower effective income tax rate for the Bally Wulff entities, combined with the fact that earnings at the Company's domestic subsidiaries cannot be fully offset by the utilization of net operating loss carryforwards due to statutory annual limitations.

      The Company's effective tax rate for the nine month periods ended March 31, 1997 differs from the statutory rate of 35% due to tax rates applicable to earnings of Bally Wulff combined with the fact that earnings at the Company's domestic subsidiaries cannot be fully offset by the utilization of net operating loss carryforwards.

      The Company's effective tax rate for the three and nine month periods ended March 31, 1996 differs from the statutory rate of 35% due to the book tax benefit related to the change in the unrealized gains and losses in the investments and securities available for sale, and the fact that net operating losses incurred during the period were fully reserved.

6.    LEGAL PROCEEDINGS

      LITIGATION RELATING TO THE BGII MERGER.

      On or about June 19, 1995, three purported class actions were filed in the Chancery Court of Delaware by BGII stockholders against BGII and its directors (the "Fiorella, Cignetti and Neuman Actions") in connection with the then-proposed merger of BGII with WMS ("WMS Merger"). Also on or about June 19, 1995, a purported class action was filed in the Delaware Court of Chancery by a BGII stockholder against BGII and its directors and the Company (the "Strougo Action") in connection with the tender offer and consent solicitation made by the Company (subsequently superseded by the execution of the Agreement and Plan of Merger in October 1995 between the Company and BGII). In March 1997, all four actions were voluntarily dismissed without prejudice by the plaintiffs.

      The Company settled its litigation with WMS Industries, Inc. ("WMS") for $4.5 million, which was paid in April 1997. The lawsuit arose out of a dispute concerning a break-up fee due under the then proposed WMS merger. This settlement has been treated as an adjustment to goodwill in the accompanying financial statements.

      The Company has been named as a defendant in an action brought by Canpartners Investments IV and Cerberus Partners, which is currently pending in federal district court for the Southern District of New York. The Company entered into certain loan commitment letters with the plaintiffs in August 1995, contemplating that the plaintiffs would lend approximately $30.0 million to partially fund the Company's then pending tender offer for BGII. The Company entered into a Merger Agreement with BGII in October 1995 and did not use funds committed by the plaintiffs when effecting its acquisition of BGII in June 1996. The plaintiffs have asserted claims based upon the Company's alleged breach of loan commitment, and seek damages on various theories, ranging from $2.2 million (breach of contract and fraudulent concealment) to in excess of $12.0

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED MARCH 31, 1996 AND 1997


      million (breach of duty of good faith and fair dealing). The Company believes that its defenses are meritorious and intends to defend the action vigorously.

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

      While the ultimate outcome of the matters described above is not presently determinable, management does not expect that the outcome will have a material adverse effect on the Company's financial position, results of operations, or cash flows.

      The Company and its subsidiaries are also involved from time to time in various claims and legal actions arising in the ordinary course of business. Management believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

7.    COMMITTMENTS AND CONTINGENCIES

      Competitive conditions sometimes require Bally Gaming and Systems to grant extended payment terms on gaming machines systems and other gaming equipment, especially for sales in emerging markets. While these financings are normally collateralized by such equipment, the resale value of the collateral in the event of a default may be less than the amount financed. In conjunction with sales by Bally Gaming and Systems, with recourse to the Company, of certain trade receivables to third parties, the Company had guaranteed amounts due from various customers of approximately $11,450,000 at March 31, 1997. The Company has reserved approximately $8,550,000 at March 31, 1997 for all of its sales of receivables with recourse to the Company. It is possible that one or more customers whose obligation has been guaranteed by Bally Gaming and Systems may be unable to make payments as such amounts become due. In such event, Bally Gaming and Systems may become responsible for repayment of at least a portion of such amounts over the term of the receivables. In general, under the terms of these contracts, the Company may be responsible for monthly payments of the outstanding obligations. Accordingly, the Company will have greater exposure to the financial condition of its customers in emerging markets than has historically been the case in established markets like Nevada and Atlantic City. In August 1996, the Company received demand notices from the holder of notes related to one customer's trade receivables for which payments were in arrears from December 1995 and in December 1996, the holder of the notes filed suit against the Company to seek payment from the Company. The lawsuit is for approximately $3,600,000.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED MARCH 31, 1996 AND 1997


8.    UNAUDITED CONSOLIDATING FINANCIAL STATEMENTS

      The following unaudited consolidating financial statements are presented in columnar presentation as follows: the parent company and its wholly-owned "Guaranteeing Subsidiaries", its "Pledged Subsidiaries" consisting of VSI, Rainbow Casino Vicksburg Partnership L.P. and its non-pledged and non-guaranteeing subsidiary, Alliance Automaten GmbH & Co KG (the subsidiary that holds the Company's German interests). The "Pledged Subsidiaries" are shown separately because all of the Company's interest in these entities is pledged as collateral for the Senior Secured Notes. The unaudited note to consolidating financial statements should be read in conjunction with these unaudited consolidating financial statements.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          CONSOLIDATING BALANCE SHEETS

                                  June 30, 1996
                                   (In 000's)



                                                                                                                  Alliance
                                                                                 Non-Pledged                        Gaming
                                                   Parent and                        Non-                        Corporation
                                                  Guaranteeing      Pledged      Guaranteeing       Adjust-          and
                                                  Subsidiaries    Subsidiaries   Subsidiaries        ments       Subsidiaries
                                                  ------------    ------------   ------------      ---------     ------------
ASSETS
Current assets:
   Cash and cash equivalents                       $  37,008       $   8,684       $   2,365       $               $  48,057
   Accounts and notes receivable, net                 39,326              35          55,439          (1,298)         93,502
   Inventories, net                                   24,073              12          17,571                          41,656
   Other current assets                                6,283             552           1,519                           8,354
                                                   ---------       ---------       ---------       ---------       ---------
         Total current assets                        106,690           9,283          76,894          (1,298)        191,569
                                                   ---------       ---------       ---------       ---------       ---------
Leased equipment                                                                       2,477                           2,477
Long-term notes receivable, net                       97,227                           1,773         (84,816)         14,184
Property, plant and equipment, net                    39,225          26,937           9,445                          75,607
Excess of costs over net assets of acquired
     businesses, net                                  36,890                          23,402                          60,292
Intangible assets, net                                19,826             420               1                          20,247
Investment in subsidiaries                           331,552                                        (331,552)
Other assets, net                                     17,794           2,682          (6,447)         (2,901)         11,128
                                                   ---------       ---------       ---------       ---------       ---------
                                                   $ 649,204       $  39,322       $ 107,545       $(420,567)      $ 375,504
                                                   =========       =========       =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                $  14,408       $     213       $   4,226       $  (2,607)      $  16,240
   Accrued liabilities                                29,641           3,969           6,234          (1,301)         38,543
   Current maturities of long-term debt                8,200           3,913          13,664                          25,777
                                                   ---------       ---------       ---------       ---------       ---------
     Total current liabilities                        52,249           8,095          24,124          (3,908)         80,560
                                                   ---------       ---------       ---------       ---------       ---------
Senior Secured Notes due 2003, net                   150,929                                                         150,929
Other long-term debt, less current maturities         83,042          12,984           3,007         (84,395)         14,638
Other liabilities                                      7,344                                            (513)          6,831
                                                   ---------       ---------       ---------       ---------       ---------
   Total liabilities                                 293,564          21,079          27,131         (88,816)        252,958
                                                   ---------       ---------       ---------       ---------       ---------

Minority interest                                      1,148                                                           1,148

Series B Special Stock                                51,552                                                          51,552

Commitments and contingencies

Stockholders' equity:
Common Stock                                           3,655               2          17,811         (18,292)          3,176
Series E Special Stock                                11,316                                                          11,316
Additional paid-in capital                           322,091           7,861          62,512        (253,433)        139,031
Cumulative translation adjustment                       (299)                           (275)            287            (287)
Retained earnings (accumulated deficit)              (33,823)         10,380             366         (60,313)        (83,390)
                                                   ---------       ---------       ---------       ---------       ---------
     Total stockholders' equity                      302,940          18,243          80,414        (331,751)         69,846
                                                   ---------       ---------       ---------       ---------       ---------
                                                   $ 649,204       $  39,322       $ 107,545       $(420,567)      $ 375,504
                                                   =========       =========       =========       =========       =========


                        See accompanying unaudited note.

                          ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          CONSOLIDATING BALANCE SHEETS

                                 March 31, 1997
                                   (In 000's)



                                                                                                                  Alliance
                                                                                 Non-Pledged                       Gaming
                                                   Parent and                        Non-                        Corporation
                                                  Guaranteeing      Pledged      Guaranteeing       Adjust-          and
                                                  Subsidiaries    Subsidiaries   Subsidiaries        ments       Subsidiaries
                                                  ------------    ------------   ------------      ---------     ------------
ASSETS
Current assets:
   Cash and cash equivalents                       $  15,061       $  10,823       $   4,690       $               $  30,574
   Accounts and notes receivable, net                 29,323              45          57,872          (1,310)         85,930
   Inventories, net                                   24,936              15          21,374            (949)         45,376
   Other current assets                                4,695             769           2,344                           7,808
                                                   ---------       ---------       ---------       ---------       ---------
     Total current assets                             74,015          11,652          86,280          (2,259)        169,688
                                                   ---------       ---------       ---------       ---------       ---------
Leased equipment                                       1,940                           5,851                           7,791
Long-term notes receivable, net                       94,704                           2,057         (84,434)         12,327
Property, plant and equipment, net                    40,515          26,626           5,855                          72,996
Excess of costs over net assets of acquired
                  businesses, net                     42,087                          22,120            (235)         63,972
Intangible assets, net                                16,906             284              30                          17,220
Investment in subsidiaries                           366,791                                        (366,791)
Other assets, net                                     15,506           2,363          (4,770)            318          13,417
                                                   ---------       ---------       ---------       ---------       ---------
                                                   $ 652,464       $  40,925       $ 117,423       $(453,401)      $ 357,411
                                                   =========       =========       =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                $   8,039       $     666       $   3,076       $    (246)      $  11,535
   Accrued liabilities                                26,426           3,408          15,435            (489)         44,780
   Current maturities of long-term debt                  631           2,753          11,692            (792)         14,284
                                                   ---------       ---------       ---------       ---------       ---------
         Total current liabilities                    35,096           6,827          30,203          (1,527)         70,599
                                                   ---------       ---------       ---------       ---------       ---------
Senior Secured Notes due 2003, net                   151,147                                                         151,147
Other long-term debt, less current maturities         82,582           9,974           2,701         (83,794)         11,463
Other liabilities                                      7,261                              32            (453)          6,840
                                                   ---------       ---------       ---------       ---------       ---------
   Total liabilities                                 276,086          16,801          32,936         (85,774)        240,049
                                                   ---------       ---------       ---------       ---------       ---------

Minority interest                                      1,373                                                           1,373

Series B Special Stock                                55,826                                                          55,826

Commitments and contingencies

Stockholders' equity:
Common Stock                                           3,663               1          17,811         (18,291)          3,184
Series E Special Stock                                12,023                                                          12,023
Additional paid-in capital                           321,141           7,861          62,482        (252,929)        138,555
Cumulative translation adjustment                     (7,256)                         (7,322)          7,289          (7,289)
Retained earnings (accumulated deficit)              (10,392)         16,262          11,516        (103,696)        (86,310)
                                                   ---------       ---------       ---------       ---------       ---------
     Total stockholders' equity                      319,179          24,124          84,487        (367,627)         60,163
                                                   ---------       ---------       ---------       ---------       ---------
                                                   $ 652,464       $  40,925       $ 117,423       $(453,401)      $ 357,411
                                                   =========       =========       =========       =========       =========


                        See accompanying unaudited note.

                          ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     CONSOLIDATING STATEMENTS OF OPERATIONS

                        Three Months Ended March 31, 1996
                                   (In 000's)




                                                                                        Alliance
                                                                                         Gaming
                                            Parent and                                 Corporation
                                           Guaranteeing     Pledged         Adjust-         and
                                           Subsidiaries   Subsidiaries       ments     Subsidiaries
                                           ------------   ------------     --------    ------------
Revenues:
   Gaming machine operations                 $ 23,979       $  4,550       $      1       $ 28,530
   Casino and tavern operations                 3,802          8,799           (568)        12,033
   Gaming equipment sales                           5                                            5
                                             --------       --------       --------       --------
                                               27,786         13,349           (567)        40,568
                                             --------       --------       --------       --------
Costs and expenses:
   Cost of gaming machine operations           19,002          2,929              1         21,932
   Cost of casino and tavern operations         2,251          3,154                         5,405
   Cost of gaming equipment sales                   2                                            2
   Selling, general and administrative          4,759          3,014           (610)         7,163
   Provision for doubtful receivables              14                                           14
   Depreciation and amortization                1,871            551                         2,422
   Unusual items                                3,179                                        3,179
   Direct merger costs                          2,799                                        2,799
                                             --------       --------       --------       --------
                                               33,877          9,648           (609)        42,916
                                             --------       --------       --------       --------

Operating income (loss)                        (6,091)         3,701             42         (2,348)

Earnings from consolidated subsidiaries          (672)                          672

Other income (expense):
   Interest income                                439             70           (120)           389
   Interest expense                            (1,727)          (446)           120         (2,053)
   Royalty fees                                               (1,024)                       (1,024)
   Minority interest in income                   (432)                                        (432)
   Other, net                                     158            (43)          (252)          (137)
                                             --------       --------       --------       --------

Income (loss) before income taxes              (8,325)         2,258            462         (5,605)

Income tax provision (benefit)                   (253)           256           (210)          (207)
                                             --------       --------       --------       --------

Net income (loss)                            $ (8,072)      $  2,002       $    672       $ (5,398)
                                             ========       ========       ========       ========


                        See accompanying unaudited note.

                          ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     CONSOLIDATING STATEMENTS OF OPERATIONS

                        Three Months Ended March 31, 1997
                                   (In 000's)



                                                                                                                   Alliance
                                                                                 Non-Pledged                        Gaming
                                                  Parent and                         Non-                        Corporation
                                                 Guaranteeing       Pledged      Guaranteeing       Adjust-          and
                                                 Subsidiaries    Subsidiaries    Subsidiaries        ments       Subsidiaries
                                                 ------------    ------------    ------------      ---------     ------------
Revenues:
   Gaming equipment and systems sales              $  21,866       $               $   4,175       $  (2,329)      $  23,712
   Wall machine and amusement game sales                                              32,189             (21)         32,168
   Gaming machine operations                          27,758           5,100                                          32,858
   Casino operations                                   3,094          10,510                            (651)         12,953
                                                   ---------       ---------       ---------       ---------       ---------
                                                      52,718          15,610          36,364          (3,001)        101,691
                                                   ---------       ---------       ---------       ---------       ---------
Costs and expenses:
   Cost of gaming equipment and systems sales         14,235                           3,649          (2,511)         15,373
   Cost of wall machines and amusement
       game sales                                                                     18,182                          18,182
   Cost of gaming machine operations                  21,436           3,248                                          24,684
   Cost of casino operations                           1,868           3,628                                           5,496
   Selling, general and administrative                12,578           3,491           8,161            (590)         23,640
   Provision for doubtful receivables                     58                             172                             230
   Depreciation and amortization                       3,245             587           1,372                           5,204
                                                   ---------       ---------       ---------       ---------       ---------
                                                      53,420          10,954          31,536          (3,101)         92,809
                                                   ---------       ---------       ---------       ---------       ---------

Operating income (loss)                                 (702)          4,656           4,828             100           8,882

Earnings from consolidated subsidiaries                9,037                                          (9,037)

Other income (expense):
   Interest income                                       313              86                            (102)            297
   Interest expense                                   (5,268)           (277)           (716)            102          (6,159)
   Royalty fees                                                       (1,205)                                         (1,205)
   Minority interest in income                          (317)                                                           (317)
   Other, net                                            (25)            (14)                             35              (4)
                                                   ---------       ---------       ---------       ---------       ---------
Income  before income taxes                            3,038           3,246           4,112          (8,902)          1,494

Income tax provision                                     158             403             372                             933
                                                   ---------       ---------       ---------       ---------       ---------
Net income                                             2,880           2,843           3,740          (8,902)            561
Special Stock dividends                               (2,981)                                                         (2,981)
                                                   ---------       ---------       ---------       ---------       ---------

Net income (loss) applicable to
    common shares                                  $    (101)      $   2,843       $   3,740       $  (8,902)      $  (2,420)
                                                   =========       =========       =========       =========       =========


                        See accompanying unaudited note.

                          ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                        Nine Months Ended March 31, 1996
                                   (In 000's)



                                                                                             Alliance
                                                                                              Gaming
                                            Parent and                                      Corporation
                                           Guaranteeing      Pledged          Adjust-           and
                                           Subsidiaries    Subsidiaries        ments        Subsidiaries
                                           ------------    ------------      ---------      ------------
Revenues:
   Gaming machine operations                 $  69,106       $  12,380       $    (335)      $  81,151
   Casino and tavern operations                 12,431          25,058          (1,855)         35,634
   Gaming equipment sales                           11                                              11
                                             ---------       ---------       ---------       ---------
                                                81,548          37,438          (2,190)        116,796
                                             ---------       ---------       ---------       ---------
Costs and expenses:
   Cost of gaming machine operations            54,756           7,873            (336)         62,293
   Cost of casino and tavern operations          7,763           9,134            (179)         16,718
   Cost of gaming equipment sales                    3                                               3
   Selling, general and administrative          14,179           8,315          (1,629)         20,865
   Provision for doubtful receivables               29              17                              46
   Depreciation and amortization                 5,706           1,622                           7,328
   Unusual items                                 3,179                                           3,179
   Direct merger costs                          12,236                                          12,236
                                             ---------       ---------       ---------       ---------
                                                97,851          26,961          (2,144)        122,668
                                             ---------       ---------       ---------       ---------

Operating income (loss)                        (16,303)         10,477             (46)         (5,872)

Earnings from consolidated subsidiaries         (3,641)                           3,641

Other income (expense):
   Interest income                               1,344             220            (358)          1,206
   Interest expense                             (5,223)         (1,476)            358          (6,341)
   Royalty fees                                                 (2,931)                         (2,931)
   Minority interest in income                    (708)                                           (708)
   Other, net                                      738             311            (651)            398
                                             ---------       ---------       ---------       ---------

Income (loss) before income taxes              (23,793)          6,601           2,944         (14,248)

Income tax provision (benefit)                     403             875            (697)            581
                                             ---------       ---------       ---------       ---------

Net income (loss)                            $ (24,196)      $   5,726       $   3,641       $ (14,829)
                                             =========       =========       =========       =========



                        See accompanying unaudited note.

                          ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     CONSOLIDATING STATEMENTS OF OPERATIONS

                        Nine Months Ended March 31, 1997
                                   (In 000's)



                                                                                                                   Alliance
                                                                                 Non-Pledged                        Gaming
                                                  Parent and                         Non-                        Corporation
                                                 Guaranteeing      Pledged       Guaranteeing       Adjust-           and
                                                 Subsidiaries    Subsidiaries    Subsidiaries        ments       Subsidiaries
                                                 ------------    ------------    ------------      ---------     ------------
Revenues:
   Gaming equipment and systems sales              $  96,755       $               $   9,843       $  (5,708)      $ 100,890
   Wall machine and amusement game sales                                             100,923             (57)        100,866
   Gaming machine operations                          79,508          13,933                                          93,441
   Casino operations                                   9,615          30,259                          (1,764)         38,110
                                                   ---------       ---------       ---------       ---------       ---------
                                                     185,878          44,192         110,766          (7,529)        333,307
                                                   ---------       ---------       ---------       ---------       ---------
Costs and expenses:
   Cost of gaming equipment and systems sales         60,503                           8,199          (5,038)         63,664
   Cost of wall machines and amusement
       game sales                                                                     53,600                          53,600
   Cost of gaming machine operations                  61,288           8,934                                          70,222
   Cost of casino operations                           5,651          10,763                                          16,414
   Selling, general and administrative                41,364           9,967          24,568          (1,821)         74,078
   Provision for doubtful receivables                  3,535                           3,004                           6,539
   Depreciation and amortization                       9,836           1,727           4,780                          16,343
   Unusual items                                         700                                                             700
                                                   ---------       ---------       ---------       ---------       ---------
                                                     182,877          31,391          94,151          (6,859)        301,560
                                                   ---------       ---------       ---------       ---------       ---------

Operating income                                       3,001          12,801          16,615            (670)         31,747

Earnings from consolidated subsidiaries               34,468                                         (34,468)

Other income (expense):
   Interest income                                     1,398             256                            (323)          1,331
   Interest expense                                  (15,844)         (1,446)         (1,071)            323         (18,038)
   Royalty fees                                                       (3,481)                                         (3,481)
   Minority interest in income                          (743)                                                           (743)
   Other, net                                            (68)            116                                              48
                                                   ---------       ---------       ---------       ---------       ---------
Income before income taxes                            22,212           8,246          15,544         (35,138)         10,864

Income tax provision (benefit)                          (263)          1,155           4,631                           5,523
                                                   ---------       ---------       ---------       ---------       ---------
Net income                                            22,475           7,091          10,913         (35,138)          5,341
Special Stock dividends                               (8,971)                                                         (8,971)
                                                   ---------       ---------       ---------       ---------       ---------

Net income (loss) applicable to
    common shares                                  $  13,504       $   7,091       $  10,913       $ (35,138)      $  (3,630)
                                                   =========       =========       =========       =========       =========


                                         See accompanying unaudited note.

                          ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                        Nine Months Ended March 31, 1996
                                   (In 000's)
                                    Alliance



                                                                                                        Gaming
                                                        Parent and                                   Corporation
                                                       Guaranteeing     Pledged        Adjust-           and
                                                       Subsidiaries   Subsidiaries      ments       Subsidiaries
                                                       ------------   ------------     --------     ------------
Cash flows from operating activities:
       Net cash provided by (used in)
       operating activities                                (8,290)         7,576            652            (62)
                                                         --------       --------       --------       --------
Cash flows from investing activities:
   Additions to property and equipment                     (4,844)        (1,780)                        (6,624)
   Proceeds from disposal of property and equipment         2,084            129                          2,213
   Net sale of securities available for sale               12,950                                        12,950
   Other                                                   (3,418)          (337)                        (3,755)
                                                         --------       --------       --------       --------
       Net cash provided by (used in)
       investing activities                                 6,772         (1,988)                        4,784
                                                         --------       --------       --------       --------
Cash flows from financing activities:
   Proceeds from long-term debt, net of expenses              533          1,288         (1,139)           682
   Reduction of long-term debt                               (130)        (3,524)           487         (3,167)
                                                         --------       --------       --------       --------
       Net cash provided by (used in)
              financing activities                            403         (2,236)          (652)        (2,485)
                                                         --------       --------       --------       --------

Cash and cash equivalents:
   Increase (decrease) for period                          (1,115)         3,352                         2,237
   Balance, beginning of period                             8,234          5,500                        13,734
                                                         --------       --------       --------       --------
   Balance, end of period                                $  7,119       $  8,852              $       $ 15,971
                                                         ========       ========       ========       ========



                        See accompanying unaudited note.

                          ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                        Nine Months Ended March 31, 1997
                                   (In 000's)
                                    Alliance



                                                                                     Non-Pledged                     Gaming
                                                        Parent and                       Non-                      Corporation
                                                       Guaranteeing     Pledged      Guaranteeing     Adjust-          and
                                                       Subsidiaries   Subsidiaries   Subsidiaries      ments       Subsidiaries
                                                       ------------   ------------   ------------     --------     ------------
Cash flows from operating activities:
       Net cash provided by (used in)
         operating activities                              (1,895)         8,096          4,598            191         10,990
                                                         --------       --------       --------       --------       --------
Cash flows from investing activities:
   Additions to property, plant and equipment              (6,103)        (1,280)        (1,461)                       (8,844)
   Proceeds from disposal of property and equipment            69              4          1,814                         1,887
   Other                                                   (2,251)                         (120)                       (2,371)
                                                         --------       --------       --------       --------       --------
       Net cash provided by (used in)
              investing activities                         (8,285)        (1,276)           233                        (9,328)
                                                         --------       --------       --------       --------       --------
Cash flows from financing activities:
   Proceeds from long-term debt                                41                                                          41
   Reduction of long-term debt                               (545)        (4,681)          (308)          (191)        (5,725)
   Net change in lines of credit                           (7,525)                       (1,970)                       (9,495)
   Repurchase of Series B Special Stock                    (3,877)                                                     (3,877)
   Issuance of common stock upon exercise of
     stock options                                            139                                                         139
                                                         --------       --------       --------       --------       --------
       Net cash provided by (used in)
             financing activities                         (11,767)        (4,681)        (2,278)          (191)       (18,917)
                                                         --------       --------       --------       --------       --------

Effect of exchange rate changes on cash                                                    (228)                         (228)
Cash and cash equivalents:
   Increase (decrease) for period                         (21,947)         2,139          2,325                       (17,483)
   Balance, beginning of period                            37,008          8,684          2,365                        48,057
                                                         --------       --------       --------       --------       --------
   Balance, end of period                                $ 15,061       $ 10,823       $  4,690       $              $ 30,574
                                                         ========       ========       ========       ========       ========


                        See accompanying unaudited note.

                          ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


DEBT AND LINES OF CREDIT

Long-term debt and lines of credit at March 31, 1997, consist of the following (in 000's):


                                                                                                          Alliance
                                                                        Non-Pledged                        Gaming
                                          Parent and                        Non-                        Corporation
                                         Guaranteeing      Pledged      Guaranteeing       Adjust-          and
                                         Subsidiaries   Subsidiaries    Subsidiaries        ments       Subsidiaries
                                         ------------   ------------    ------------      ---------     ------------
12 7/8% Senior Secured Notes due
   2003, net of unamortized discount       $ 151,147      $               $               $               $ 151,147
Hospitality Franchise Systems
   note payable                                                6,902                                          6,902
Bally Wulff revolving lines of credit                                        11,694                          11,694
7.5% Convertible Subordinated
   Debentures due 2003                         1,642                                                          1,642
Intercompany note payable                     80,292                                        (80,292)
Other                                          1,279          5,825           2,699          (4,294)          5,509
                                           ---------      ---------       ---------       ---------       ---------
                                             234,360         12,727          14,393         (84,586)        176,894
Less current maturities                          631          2,753          11,692            (792)         14,284
                                           ---------      ---------       ---------       ---------       ---------
Long-term debt, less current
   maturities                              $ 233,729      $   9,974       $   2,701       $ (83,794)      $ 162,610
                                           =========      =========       =========       =========       =========

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

On June 18, 1996, the Company completed the acquisition of all the outstanding shares of BGII. The consideration paid consisted of $77.2 million in cash, $3.0 million in the Company's common stock and $36.6 million in the Company's Series B Special Stock and totaled $11.84 per share, for the 9,855,500 shares outstanding (excluding the 1,000,000 shares beneficially owned by the Company prior to the Merger). The Company incurred direct merger costs of approximately $3.0 million and $12.2 million during the three month and nine month periods ended March 31, 1996, respectively. Such costs included legal, accounting, transaction financing fees, public and investor relations and printing costs and related costs.

At March 31, 1997, the Company had $30.6 million in cash and cash equivalents. On March 31, 1997 the Company replaced its existing $15.0 million domestic line of credit with a new $30.0 million facility. The available borrowing on the new domestic line of credit combined with the existing Bally Wulff lines of credit is subject to a $40.0 million maximum world wide revolving credit limitation under the indenture for the Senior Secured Notes. The available borrowings on all lines of credit totaled $28.3 million at March 31, 1997, representing a net paydown in the lines of credit since June 30, 1996 of approximately $9.5 million. In addition the Company had working capital of approximately $99.1 million, a decrease of approximately $11.9 million from June 30, 1996, primarily due to a decrease in the translation rate between the German mark and the U.S. dollar. Consolidated cash and cash equivalents at March 31, 1997 includes approximately $9.0 million of cash which is utilized in gaming operations which is held in vaults, cages or change banks.

The following table presents an analysis of the consolidated working capital at June 30, 1996 and March 31, 1997 and the components of the changes from the prior period:

                                                   June 30,      Mar. 31,       Total
                                                     1996          1997         Change
                                                   --------      --------      --------
                                                               (In $000's)
         Cash and cash equivalents                 $ 48,057      $ 30,574      $(17,483)
         Accounts and notes receivable, net          93,502        85,930        (7,572)
         Inventories, net                            41,656        45,376         3,720
         Other current assets, net                    8,354         7,808          (546)
                                                   --------      --------      --------
            Total current assets                    191,569       169,688       (21,881)

         Accounts payable                            16,240        11,535         4,705
         Accrued liabilities                         38,543        44,780        (6,237)
         Current maturities of long-term debt        25,777        14,284        11,493
                                                   --------      --------      --------
            Total current liabilities                80,560        70,599         9,961
                                                   --------      --------      --------

         Net working capital                       $111,009      $ 99,089      $(11,920)
                                                   ========      ========      ========

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997


The following are the significant changes in the components of the Company's working capital during the nine months ended March 31, 1997:

Cash and Cash Equivalents

The net change in cash and cash equivalents resulted from earnings before interest, taxes, depreciation and amortization, offset by: cash used for capital expenditures, cash used for principal reductions of the revolving lines of credit borrowings associated with Bally Gaming and Systems of approximately $7.6 million and Bally Wulff of approximately $2.0 million, to fully pay a loan associated with VSI of approximately $2.8 million, payments made for accrued direct merger costs, accrued compensation, and the accrued distribution payable to the limited partner in the Rainbow Casino Vicksburg Partnership, L.P., and approximately $3.9 million of cash used to purchase shares of Series B Special Stock. The Company also made its first semi-annual interest payment on the Senior Secured Notes on December 30, 1996.

Other Current Assets and Liabilities

During the nine months ended March 31, 1997, the Company's accounts and notes receivable decreased due to a decrease in the translation rate between the German mark and the U.S. dollar, and a decrease in amounts outstanding which was proportionate to the decrease in sales activities at Bally Gaming and Systems. Inventories increased primarily due to the completion of several sales orders for which the deliveries were delayed until the next quarter. Combined accounts payable and accrued liabilities increased over the prior year amount due to the accrual of the WMS settlement (which was paid in April 1997). This increase was partially offset by payments made for accrued direct merger costs, accrued compensation, and the accrued distribution payable to the limited partner in the Rainbow Casino Vicksburg Partnership, L.P.

Current Maturities of Long Term Debt

During the nine months ended March 31, 1997, current maturities of long term debt were reduced primarily due to the principal reductions of revolving line of credit borrowings associated with Bally Gaming and Systems and Bally Wulff, and to a lesser extent, the payment of a subordinated loan associated with VSI, partially offset by the reclassification to current maturities of long-term debt of certain debt instruments which now have maturities of less than one year.

Cash Flow and Other Information

Cash provided by operating activities for the nine months ended March 31, 1997 increased approximately $11.1 million from amounts reported for the prior year period. Significant changes in operating assets and liabilities in the 1997 period from the prior year period were caused by (1) net income of approximately $5.3 million compared to a net loss of approximately $14.8 million in the prior year period, (2) a decrease in net current and long-term accounts and notes receivable of approximately $2.6 million as collections from prior period sales were greater than customer financing on current period sales, (3) an increase in inventories of approximately $13.8 million primarily related to increased production activity, (4) a decrease of approximately $5.3 million in accounts payable and (5) an increase of approximately $0.4 million in accrued liabilities and other payables. Significant non-cash items added to net income in the computation of cash flows from operating activities for the nine months ended March 31, 1997 include approximately $16.3 million of depreciation and amortization representing an increase of approximately $9.0 million over the prior year period and a provision for doubtful receivables of approximately $6.5 representing an increase of almost $6.5 million over the prior year period.

Cash flows used in investing activities for the nine months ended March 31, 1997 increased by approximately $14.1 million from the prior year period. The increase is primarily the result of the net sales of securities available for sale during the

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997


prior period totaling approximately $12.9 million compared to $0 in the current period and increased capital expenditures in the current period of approximately $2.2 million.

Cash flows used in financing activities for the nine months ended March 31, 1997 increased approximately $16.4 million from the prior year period. Cash was used principally for reductions of long term debt and reduction of revolving line of credit borrowings in the amount of approximately $9.5 million, payment of the remaining principal and accrued interest balance of the loan associated with VSI totaling approximately $2.9 million and the repurchase of 42,400 shares of the Company's Series B Special Stock for approximately $3.9 million.

The following is a summary of earnings before interest, taxes, depreciation and amortization, as adjusted to be net of casino royalty and minority interest ("EBITDA, as adjusted"), by business unit:

                                           Three Months Ended March 31,         Nine Months Ended March 31,
                                             1996(a)           1997(a)           1996(a)           1997(a)
                                            --------          --------          --------          --------
                                                                       (In $000's)
EBITDA, as adjusted, by Business Unit:
Bally Gaming and Systems                    $  3,888          $  1,304          $  9,923          $ 13,075
Bally Wulff                                    3,328             6,177             8,985            21,085
Gaming Machine Operations                      4,469             5,766            12,797            15,527
Casino Operations                              2,891(b)          3,157(b)          7,934(b)          9,617(b)
Corporate expenses and other                  (4,912)(c)        (3,840)(c)       (13,846)(c)       (14,738)(c)
                                            --------          --------          --------          --------
    Subtotal                                   9,664            12,564            25,793            44,566
Direct merger costs                           (3,795)             --             (15,232)             --
Unusual items                                 (3,179)             --              (6,508)             (700)
                                            --------          --------          --------          --------
    EBITDA, as adjusted                     $  2,690          $ 12,564           $ 4,053           $43,866
                                            ========          ========          ========          ========

----------------
(a)Includes the consolidated results of the Company (including BGII) for the three and nine month periods ended March 31, 1997 and the combined historical results of the Company and BGII for the three and nine month periods ended March 31, 1996.
(b) Casino royalty has been offset against casino operations business unit
    EBITDA.
(c) Minority interest has been included in corporate administrative expenses.

The Company believes that the above analysis of EBITDA, as adjusted is a useful adjunct to net income, cash flow and other GAAP measurements. However, this information should not be construed as an alternative to net income or any other GAAP measure of performance as an indicator of the Company's performance or to GAAP-defined cash flows generated by operating, investing and financing activities as an indicator of cash flows or a measure of liquidity.

During March 1993, Bally Wulff obtained two bank revolving lines of credit that currently provide for borrowings up to DM 17,000,000 (approximately $10.2 million at March 31, 1997) all of which had been borrowed at March 31, 1997, principally all of which is due on demand. In May 1993, Bally Wulff obtained a working capital line of credit that provides for borrowings up to DM 16,300,000 (approximately $9.8 million at March 31, 1997) of which approximately $1.5 million had been borrowed at March 31, 1997. On March 31, 1997, Bally Gaming, Inc., BGII's domestic subsidiary, entered into an agreement for a new working capital-based line of credit which provides for borrowings based on a percentage of Bally Gaming, Inc.'s eligible accounts receivable and inventory with a maximum borrowing capacity of $30.0 million, subject to the $40.0 million maximum worldwide revolving credit limitation in the indenture for the Senior Secured Notes. This line of credit is collateralized by accounts receivable and inventory and has no financial covenants other than maintenance of

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997


minimum net worth. Eligible borrowing capacity under this agreement was approximately $25.5 million and there were no amounts outstanding on this line at March 31, 1997. Through bank credit agreements at Bally Wulff and Bally Gaming, Inc., the Company has unused lines of credit of approximately $28.3 million at March 31, 1997.

The indenture for the Company's Senior Secured Notes contains various covenants including limitations on incurrence of additional indebtedness, on restricted payments and on dividend and payment restrictions on subsidiaries. The Company does not have any material capital expenditure commitments at March 31, 1997. The Company anticipates that cash flow from operations and borrowings available under existing lines of credit will be sufficient to fund its cash needs for at least the next twelve months.

Management believes that customer financing terms have become an increasingly important competitive factor for the Bally Gaming and Systems business unit. Competitive conditions sometimes require Bally Gaming and Systems to grant extended payment terms on gaming machines systems and other gaming equipment, especially for sales in emerging markets. While these financings are normally collateralized by such equipment, the resale value of the collateral in the event of a default may be less than the amount financed. In conjunction with sales by Bally Gaming and Systems, with recourse to the Company, of certain trade receivables to third parties, the Company had guaranteed amounts due from various customers of approximately $11,450,000 at March 31, 1997. The Company has reserved approximately $8,550,000 at March 31, 1997 for all of its sales of receivables with recourse to the Company. It is possible that one or more customers whose obligation has been guaranteed by Bally Gaming and Systems may be unable to make payments as such amounts become due. In such event, Bally Gaming and Systems may become responsible for repayment of at least a portion of such amounts over the term of the receivables. In general, under the terms of these contracts, the Company may be responsible for monthly payments of the outstanding obligations. Accordingly, the Company will have greater exposure to the financial condition of its customers in emerging markets than has historically been the case in established markets like Nevada and Atlantic City. In August 1996, the Company received demand notices from the holder of notes related to one customer's trade receivables for which payments were in arrears from December 1995 and in December 1996, the holder of the notes filed suit against the Company to seek payment from the Company. The lawsuit is for approximately $3,600,000. In order to be competitive in meeting customer demand for financing of gaming equipment in emerging markets, the Company plans to continue to evaluate the need to involve third-party finance companies or secure additional financing, although there is no assurance that such additional financing could be obtained. Bally Wulff provides customer financing for approximately 20% of its sales.

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

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997


RESULTS OF OPERATIONS:

THREE MONTHS ENDED MARCH 31, 1996 AND 1997

General

The company operates through four business units: (i) Bally Gaming and Systems,
(ii) Bally Wulff (which consists of the manufacture and distribution of wall-mounted gaming machines and distribution of other amusement machines),
(iii) gaming machine operations and (iv) casino operations. The results of operations of the BGII business units have been consolidated since June 18, 1996. However, to enhance comparability to prior periods, the following discussion presents the results of the operations of BGII for the three months ended March 31, 1996 which was prior to the Merger and therefore such results are not included in the accompanying consolidated financial statements.


The following tables set forth the combined revenues and operating income (loss) for the four business units for the three months ended March 31, 1996 and 1997:

                                                        1996              1997
                                                     ---------          ---------
                                                              (In 000's)
         REVENUES:
           Bally Gaming and Systems                  $  29,866          $  23,712
           Bally Wulff                                  28,678             32,168
           Gaming Machine Operations                    28,535             32,858
           Casino Operations                            12,035             12,953
                                                     ---------          ---------
         TOTAL REVENUES                              $  99,114          $ 101,691
                                                     =========          =========

         OPERATING INCOME (LOSS):
           Bally Gaming and Systems                  $   3,452          $      35
           Bally Wulff                                   2,221              4,814
           Gaming Machine Operations                     2,857              3,942
           Casino Operations                             2,421(a)           2,666(a)
           Corporate and other                          (5,607)(b)         (4,097)(b)
                                                     ---------          ---------
           SUBTOTAL                                      5,344              7,360
           Direct merger costs                          (3,795)              --
           Unusual items                                (3,179)              --
                                                     ---------          ---------
         TOTAL OPERATING INCOME (LOSS)(a)(b):        $  (1,630)         $   7,360
                                                     =========          =========

--------------------
(a) Net of casino royalty.
(b) Net of minority interest.

BALLY GAMING AND SYSTEMS

For the quarter ended March 31, 1997, Bally Gaming and Systems reported revenues of $23.7 million, a decrease of 21%, compared to revenues of $29.9 million in the prior year quarter. Bally Gaming reported unit shipments of approximately 3,100 new gaming machines, a decrease of 23%, compared to unit shipments of approximately 4,000 in the prior year quarter. The decrease resulted from an industry-wide decrease in replacement demand from existing casinos and a lower

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997


number of new casino openings. By market segment, Bally Gaming's unit shipments for the quarter consisted of approximately 1,600 units to the Nevada and Atlantic City markets, 1,400 units to international markets and 100 units to riverboats, Native American and other domestic markets. Bally Gaming reported revenues from the sale of new gaming machines of $12.4 million, a decrease of 40%, compared to $20.6 million in the prior year quarter due to lower unit volume and lower average selling prices. Bally Systems reported revenues of $3.7 million, a decrease of 13%, compared to revenues of $4.3 million in the prior year quarter. Bally Systems revenues for the period were also impacted by a reduced number of new installations.

For the quarter ended March 31, 1997, gross profit margins decreased to 33% from 36% in the prior year quarter. The gross margin decrease resulted primarily from the unfavorable impact of lower production volume in the Company's manufacturing facilities and by the effect of a higher proportionate mix of international sales which historically have had lower profit margins. Bally Gaming and Systems reported break-even operating results in the current quarter resulting from lower revenues and production volumes, and higher selling, general and administrative expenses.

BALLY WULFF

For the quarter ended March 31, 1997, Bally Wulff reported revenues of $32.2 million, an increase of 12%, compared to revenues of $28.7 million in the prior year quarter. The revenue improvement resulted primarily from a 70% increase in new wall machine units sold. Bally Wulff achieved the number one market share position during the current year quarter which is due in part to increased demand for its product offerings in absolute terms and relative to its competitors. In addition, Bally Wulff continued its leasing program whereby new wall machines are leased to customers pursuant to operating leases which provide a stream of revenues and cash flow over the life of the leases which range from six months to three years. For the current year quarter, Bally Wulff leased approximately 700 new wall machines. Revenues were unfavorably impacted by a decrease in amusement game sales as operators continued to devote a larger portion of their mix of capital expenditures toward new wall machines. The currency translation impact of the fluctuation of the German mark versus the U.S. dollar reduced revenues by $4.1 million during the current quarter.

For the quarter ended March 31, 1997, gross profit margin improved to 44% from 38% in the prior year quarter. The gross margin improvement resulted primarily from the favorable impact of greater production volume in Bally Wulff's production facility and the impact of having a greater portion of revenues from higher margin new wall machines. Bally Wulff reported operating income of $4.8 million, an increase of 118%, compared to $2.2 million in the prior year quarter. The operating income improvement resulted primarily from the aforementioned revenue and gross margin increases plus a lower provision for doubtful accounts, partially offset by higher marketing costs.

GAMING MACHINE OPERATIONS

For the quarter ended March 31, 1997, the gaming machine operations business unit reported revenues of $32.9 million, an increase of 15%, compared to revenues of $28.5 million in the prior year quarter. Louisiana revenues increased 13% as net win per gaming machine per day increased 4% to $74.44 from $71.52, while the average number of gaming machines increased to 759 from 681 in the prior year quarter. Nevada revenues increased 16% as net win per gaming machine per day increased 18% to $53.71 from $45.64 in the prior year quarter, while the average number of gaming machines increased to 5,690 from 5,288 in the prior year quarter. The improvement in net win per gaming machine per day in Nevada resulted primarily from the continuing favorable impact of Gamblers Bonus, a cardless slot player's club and player tracking system launched in December 1995. The increase in the average number of gaming machines in Nevada reflects the addition of approximately 150 gaming machines in Northern Nevada operated by Bally Gaming prior to the Merger and the continued roll-out of the Gamblers Bonus machines. Gamblers Bonus is currently installed in 104 locations representing

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997


1,212 machines in Southern Nevada. During the quarter, the Company rolled out this product in Northern Nevada in which there are now 169 machines installed in 17 locations.

For the quarter ended March 31, 1997, cost of revenues increased 12% to $24.7 million compared to $21.9 million in the prior year quarter. As a percentage of revenues, cost of revenues improved to 75.1% from 76.9% in the prior year quarter. Louisiana cost of revenues increased 11% but, as a percentage of revenues, improved to 63.7% from 64.4% in the prior year quarter primarily due to stable direct costs. Nevada cost of revenues increased 13% but, as a percentage of revenues, improved to 77.2% from 79.2% in the prior year quarter primarily due to higher revenues while costs associated with new and renewed contracts remained relatively flat. The gaming machine operations business unit reported operating income of $3.9 million, an increase of 34% compared to operating income of $2.9 million in the prior year quarter. The operating income improvement resulted primarily from the aforementioned increase in revenues and the improvement in operating costs and selling, general and administrative costs as a percentage of revenues over the prior year quarter.

CASINO OPERATIONS

For the quarter ended March 31, 1997, the casino operations business unit reported revenues of $13.0 million, an increase of 13%, compared to revenues of $11.5 million in the prior year quarter excluding revenues from casinos and taverns subsequently closed. This increase is due to an 18% increase at the Rainbow Casino, partially offset by a slight decrease at the Plantation Casino. The improvement at the Rainbow Casino was attributable to the continuing impact of its direct marketing campaigns and a higher average market share than in the prior year quarter. Revenues during the quarter at the Plantation were adversely impacted by severe weather in the Reno area and an internal remodeling project which has now been completed.

For the quarter ended March 31, 1997, the cost of revenues for casino operations increased 10% to $5.5 million compared to $5.0 million in the prior year quarter but, as a percentage of revenues, improved to 42.4% from 43.5% in the prior year quarter due higher revenues with relatively stable direct costs.

For the quarter ended March 31, 1997, the casino operations business unit reported operating income, net of casino royalty, of $2.7 million, an increase of 12%, compared to operating income of $2.4 million in the prior year quarter. The operating income improvement resulted from the aforementioned increase in revenues and reduced operating costs as a percentage of revenues, partially offset by an increase in selling, general and administrative costs as a percentage of revenues.

REVENUES AND EXPENSES FOR CLOSED CASINOS AND TAVERNS

During the year ended June 30, 1996, the Company disposed of or terminated operations at several small casinos and taverns as these operations were not deemed to be compatible with the Company's long-term growth strategy. No revenues or expenses were reported for these properties in the quarter ended March 31, 1997. For the quarter ended March 31, 1996, revenues for these properties are included in casino operations revenues and totaled $0.5 million. The related costs of revenues are included in cost of casino operations and totaled $0.4 million. The related selling, general and administrative expenses are included in selling, general and administrative expenses and totaled $0.2 million.

CONSOLIDATED

As previously discussed, the Company acquired BGII on June 18, 1996. Therefore the consolidated results of operations for the three months ended March 31, 1997 include the results of operations of BGII while the consolidated results for the three months ended March 31, 1996 do not include BGII's results. The discussion below does not include results for BGII in the 1996 quarter.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997


Total revenues for the quarter ended March 31, 1997, were $101.7 million, an increase of 150% compared to revenues of $40.6 million in the prior year quarter. This increase is due to including $55.9 million of revenues from BGII in the 1996 quarter as well as the aforementioned increases in revenues at both the gaming machine operations and casino operations business units.

Cost of revenues for the quarter ended March 31, 1997, were $63.7 million, an increase of 133% compared to $27.3 million in the prior year quarter due to the inclusion of $33.6 million of BGII cost of revenues in the 1996 quarter as well as the aforementioned increases in cost of revenues at both the gaming machine operations and casino operations business units. Cost of revenues as a percentage of total revenues improved to 62.7% from 67.4% in the prior year quarter due to the aforementioned improvements at the gaming machine operations and the casino operations business units as well as the impact of the inclusion of the BGII business units.

Corporate expenses for the quarter ended March 31, 1997, were $3.5 million, an increase of 49% compared to corporate expenses of $2.4 million in the prior year quarter. This increase is due to inclusion of BGII corporate expenses and higher legal and professional fees in the current year quarter, partially offset by cost savings such as elimination of certain duplicative costs. Corporate administrative expenses include salaries and wages, related taxes and benefits, rent, professional fees and other expenses associated with maintaining the corporate office and providing centralized corporate services for the Company.

Exclusive of the corporate expenses noted above, selling, general and administrative expenses for the quarter ended March 31, 1997, were $20.1 million, an increase of 319% compared to selling general and administrative costs of $4.8 million in the prior year quarter. This increase is due to the inclusion of $14.6 million of BGII selling, general and administrative expenses in the 1997 quarter and the aforementioned increase at both the gaming machine operations and casino operations business units partially offset by the decrease in expenses as the result of the aforementioned disposed or terminated operations at several small casinos and taverns.

Provisions for doubtful receivables for the quarter ended March 31, 1997, increased to $0.2 million from zero in the prior year quarter due to the inclusion of BGII results. Depreciation and amortization for the quarter ended March 31, 1997 was $5.2 million, an increase of 117% compared to depreciation and amortization of $2.4 million in the prior year quarter. This increase is due to the inclusion of BGII depreciation and amortization in the 1997 quarter, higher depreciation and amortization in the gaming machine operations business unit and the impact of amortizing goodwill and other intangibles acquired in the BGII Merger.

During the quarter ended March 31, 1996, the Company expensed direct merger costs related to the Merger totaling $2.8 million. Such costs included legal, accounting, financial advisory, printer, SEC filing fees and other related expenses. Also during the 1996 quarter, the Company incurred unusual items of $3.2 million as a result of establishing a provision for impaired assets through a charge to operations.



NET INTEREST  EXPENSE AND INCOME TAXES

Net interest expense in the quarter ended March 31, 1997, increased to $5.9 million, an increase of 247% compared to the net interest expense of $1.7 million in the prior year quarter. The increase is primarily due to interest on the Company's 12-7/8% Senior Secured Notes due 2003 which were issued in June 1996, partially offset by lower interest expense on the

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997


Company's 7-1/2% Convertible Debentures due 2003, substantially all of which were converted into equity as part of the financing of the BGII merger.

The Company recorded an income tax provision of $0.9 million in the quarter ended March 31, 1997, compared to a tax benefit of $0.2 million in the prior fiscal year quarter. The current quarter provision reflects the utilization of net operating carryforwards and lower taxes at the Bally Wulff entities.

NINE MONTHS ENDED MARCH 31, 1996  AND 1997

General

To enhance the comparability to prior periods, the following discussion includes the results of the operations of BGII for the nine months ended March 31, 1996 which was prior to the Merger and therefore such results are not included in the accompanying unaudited consolidated financial statements.

The following tables set forth the combined revenues and operating income (loss) for the four business units for the nine months ended March 31, 1996 and 1997:

                                                       1996              1997
                                                    ---------          ---------
                                                             (In 000's)
         REVENUES:
           Bally Gaming and Systems                  $  90,044          $ 100,890
           Bally Wulff                                  80,277            100,866
           Gaming Machine Operations                    81,162             93,441
           Casino Operations                            35,634             38,110
                                                     ---------          ---------
         TOTAL REVENUES                              $ 287,117          $ 333,307
                                                     =========          =========

         OPERATING INCOME (LOSS):
           Bally Gaming and Systems                  $   8,489          $   9,086
           Bally Wulff                                   4,603             16,336
           Gaming Machine Operations                     8,045             10,224
           Casino Operations                             6,567(a)           8,162(a)
           Corporate and other                         (16,215)(b)        (15,585)(b)
                                                     ---------          ---------
           SUBTOTAL                                     11,489             28,223
           Direct merger costs                         (15,232)              --
           Unusual items                                (6,508)              (700)
                                                     ---------          ---------
         TOTAL OPERATING INCOME (LOSS) (A) (B):      $ (10,251)         $  27,523
                                                     =========          =========

------------------
(a) Net of casino royalty.
(b) Net of minority interest.

BALLY GAMING AND SYSTEMS

For the nine months ended March 31, 1997, Bally Gaming and Systems reported revenues of $100.9 million, an increase of 12%, compared to revenues of $90.0 million in the prior year period. Bally Gaming reported unit sales of approximately 13,500 new gaming machines, an increase of 16% compared to unit sales of approximately 11,600 in the prior year period. The volume improvement resulted primarily from sales to Casino Niagara in Niagara Falls, Canada where Bally Gaming

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997


placed approximately 1,500 new gaming machines, representing 50% of the casino floor, as well as a general increase in replacement demand from existing casinos and a greater number of new casino openings in the nine months ended March 31, 1997. By market segment, Bally Gaming's unit sales for the period consisted of approximately 6,100 units to the Nevada and Atlantic City markets, 5,800 units to international markets and 1,600 units to riverboats, Native American and other domestic markets. Bally Gaming reported revenues from the sale of new gaming machines of $67.1 million, an increase of 14%, compared to $58.7 million in the prior year period due to higher unit volume and higher average selling prices of new machines. Bally Systems reported revenues of $16.6 million, an increase of 19%, compared to revenues of $13.9 million in the prior year period. Bally Systems revenue improvement resulted primarily from increased shipments to new installations such as New York-New York, Casino Niagara, Casino Rama, and the Harrah's Riverboat and Players Island Casino in St. Louis.

For the nine months ended March 31, 1997, gross profit margins improved to 37% from 36.0% in the prior year period. The gross margin improvement resulted primarily from the favorable impact of greater production volume in the Company's manufacturing facilities, partially offset by the effect of higher international sales which historically have had lower profit margins. Bally Gaming and Systems reported operating income of $9.1 million, an increase of 7%, compared to operating income of $8.5 million in the prior year period. The operating income improvement resulted primarily from the aforementioned revenue and gross margin increases, partially offset by greater selling, general and administrative expenses and an increased provision for doubtful receivables .

BALLY WULFF

For the nine months ended March 31, 1997, Bally Wulff reported revenues of $100.9 million, an increase of 26%, compared to revenues of $80.3 million in the prior year period. The revenue improvement resulted primarily from a 112% increase in new wall machine units sold as Bally Wulff expanded its market share due to popularity of its product offerings and demand increased as a result of a change in German regulations effective January 1, 1997, requiring all wall machines to have internal meters to track play. In addition, Bally Wulff enhanced its leasing program whereby new wall machines are leased to customers pursuant to operating leases which provide a stream of revenues and cash flows over the term of the leases which range from six months to three years. For the nine months ended March 31, 1997, Bally Wulff leased approximately 3,200 new wall machines which is a 337% increase from the prior year period. Revenues were unfavorably impacted by a decrease in amusement game sales as operators weighted their mix of capital expenditures toward new wall machines. The currency translation impact of the fluctuation of the German mark versus the U.S. dollar reduced revenues by $8.2 million during the current year period.

For the nine months ended March 31, 1997, gross profit margin improved to 47% from 38% in the prior year quarter. The gross margin improvement resulted primarily from the favorable impact of greater production volume in Bally Wulff's production facility. Bally Wulff reported operating income of $16.3 million, an increase of 255%, compared to $4.6 million in the prior year period. The operating income improvement resulted primarily from the aforementioned revenue and gross margin increases, partially offset by an increased provision for doubtful receivables as well as higher selling, general and administrative expenses due to increased marketing costs.

GAMING MACHINE OPERATIONS

For the nine months ended March 31, 1997, the gaming machine operations business unit reported revenues of $93.4 million, an increase of 15%, compared to revenues of $81.2 million in the prior year period. Louisiana revenues increased 12% as net win per gaming machine per day increased 7% to $70.40 from $65.99 in the prior year period and an increase in the average number of gaming machines to 710 from 696 in the prior year period. Nevada revenues increased 16% as net win per gaming machine per day increased 8% to $51.70 from $47.63 in the prior year period, while the average

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997


number of gaming machines increased to 5,596 from 5,285 in the prior year period. The improvement in net win per gaming machine per day in Nevada resulted primarily from the continuing favorable impact of Gamblers Bonus, a cardless slot player's club and player tracking system launched in December 1995. The increase in the average number of gaming machines in Nevada reflects the addition of approximately 150 gaming machines in Northern Nevada operated by Bally Gaming prior to the Merger and the continued roll-out of the Gamblers Bonus machines.

For the nine months ended March 31, 1997, cost of revenues increased 13% to $70.2 million compared to $62.2 million in the prior year period. As a percentage of revenues, cost of revenues improved to 75.2% from 76.7% in the prior year period. Louisiana cost of revenues, increased 14% and, as a percentage of revenues increased slightly to 64.1% from 63.0% in the prior year quarter due primarily to the new location which opened in October 1995 and an increase in gaming taxes and license fees. Nevada cost of revenues increased 13% but as a percentage of revenues, improved to 77.1% from 79.1% in the prior year period due primarily to higher revenues while costs associated with new and renewed contracts remained relatively flat. The gaming machine operations business unit reported operating income of $10.2 million, an increase of 27% compared to operating income of $8.0 million in the prior year quarter. The operating income improvement resulted primarily from the aforementioned increase in revenues, and an improvement in operating costs as a percentage of revenues, partially offset by an increase in selling, general and administrative expenses, primarily greater marketing costs at both operations and an increased provision for doubtful receivables for the Nevada operations.

CASINO OPERATIONS

For the nine months ended March 31, 1997, the casino operations business unit reported revenues of $38.1 million, an increase of 16%, compared to revenues of $33.0 million in the prior year period excluding revenues from casinos and taverns subsequently closed. This increase is due to a 20% increase at the Rainbow Casino and a 4% increase at the Plantation Casino. The improvement at the Rainbow Casino was attributable to the continuing impact of its direct marketing campaigns and a higher average market share than in the prior year period. Revenues from the Plantation Casino improved as revenues in the prior year period had been negatively impacted by near-by road construction.

For the nine months ended March 31, 1997, the cost of revenues for casino operations increased 12% to $16.4 million compared to $14.7 million in the prior year period but, as a percentage of revenues, improved to 43.1% from 44.6% in the prior year period due to higher revenues with relatively stable direct costs.

For the nine months ended March 31, 1997, the casino operations business unit reported operating income, net of casino royalty, of $8.2 million, an increase of 24%, compared to operating income of $6.6 million in the prior year period. The operating income improvement resulted from the aforementioned increase in revenues and an improvement in operating costs as a percentage of revenues, partially offset by an increase in selling, general and administrative expenses due to higher advertising and promotional costs at the Rainbow Casino and higher payroll related costs at the Plantation Casino.

REVENUES AND EXPENSES FOR CLOSED CASINOS AND TAVERNS

During the year ended June 30, 1996, the Company disposed of or terminated operations at several small casinos and taverns as these operations were not deemed to be compatible with the Company's long-term growth strategy. No revenues or expenses were reported for these properties in the nine months ended March 31, 1997. For the nine months ended March 31, 1996, revenues for these properties are included in casino operations revenues and totaled $2.7 million. The related costs of revenues are included in casino operations cost of revenues and totaled $2.0 million. The related selling, general and administrative expenses are included in selling, general and administrative expenses and totaled $0.8 million.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997


CONSOLIDATED

As previously discussed, the Company acquired BGII on June 18, 1996. Therefore the consolidated results of operations for the nine months ended March 31, 1997 include the results of operations of BGII while the consolidated results for the nine months ended March 31, 1996 do not include BGII's results. The discussion below does not include results for BGII in the prior year period.

Total revenues for the nine months ended March 31, 1997, were $333.3 million, an increase of 185% compared to revenues of $116.8 million in the prior year period. This increase is due to including $201.8 million of revenues from BGII in the current year period as well as the aforementioned increases in revenues at both the gaming machine operations and casino operations business units.

Cost of revenues for the nine months ended March 31, 1997, were $203.9 million, an increase of 158% compared to $79.0 million in the prior year period due to the inclusion of $117.3 million of BGII cost of revenues in the current year period as well as the aforementioned increases in cost of revenues at both the gaming machine operations and casino operations business units. Cost of revenues as a percentage of total revenues improved to 61.2% from 67.7% in the prior year period due to the aforementioned improvements at both the gaming machine operations and casino operations business units as well as the impact of the inclusion of the BGII business units.

Corporate expenses for the nine months ended March 31, 1997, were $14.0 million, an increase of 113% compared to corporate expenses of $6.7 million in the prior year period. This increase is due to inclusion of BGII corporate expenses and higher legal and professional fees in the current year period, partially offset by synergy cost savings such as elimination of certain duplicative costs. Corporate expenses include salaries and wages, related taxes and benefits, rent, professional fees and other expenses associated with maintaining the corporate office and providing centralized corporate services for the Company.

Exclusive of the corporate expenses noted above, selling, general and administrative expenses for the nine months ended March 31, 1997, were $60.1 million, an increase of 323% compared to selling general and administrative costs of $14.2 million in the prior year period. This increase is due to the inclusion of $44.4 million of BGII selling, general and administrative expenses in the current year period and the aforementioned increase at both the gaming machine operations and casino operations business units partially offset by the decrease in expenses as the result of the aforementioned disposed or terminated operations at several small casinos and taverns.

Provisions for doubtful receivables for the nine months ended March 31, 1997, increased $6.5 million from the prior fiscal year period. The increase was due to the impact of including BGII's operations in the current year period and the aforementioned increase of the provision for the Bally Gaming and Systems, Bally Wulff and gaming machine operations business units. Depreciation and amortization for the nine months ended March 31, 1997 was $16.3 million, an increase of 123% compared to depreciation and amortization of $7.3 million in the prior year period. This increase is due to the inclusion of BGII depreciation and amortization in the current year period, higher depreciation and amortization in the gaming machine operations business unit and the impact of amortizing goodwill and other intangibles acquired in the BGII Merger.

During the nine months ended March 31, 1997, the Company incurred unusual charges of $0.7 million related primarily to separation costs of Alliance personnel subsequent to the Merger. During the nine months ended March 31, 1996, the Company expensed direct merger costs related to the pursuit of BGII totaling $12.2 million. Such costs included legal, accounting, financial advisory, printer, SEC filing fees and other related expenses. Also during the prior year period, the

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997


Company incurred unusual items of $3.2 million as a result of establishing a provision for impaired assets through a charge to operations.

NET INTEREST  EXPENSE AND INCOME TAXES

Net interest expense in the nine months ended March 31, 1997, increased to $16.7 million, an increase of 225% compared to the net interest expense of $5.1 million in the prior year period. The increase is due primarily to interest on the Company's 12 7/8% Senior Secured Notes due 2003 which were issued in June 1996, partially offset by lower interest expense on the Company's 7 1/2% Convertible Debentures due 2003, substantially all of which were converted into equity as part of the financing of the Merger.

The Company recorded an income tax provision of $5.5 million in the nine months ended March 31, 1997 compared to a provision of $0.6 million in the prior fiscal year period. The current fiscal year provision is due primarily to related income taxes at Bally Wulff and domestic state income taxes. The current fiscal year-to-date effective tax rate is 51% which resulted from taxable income currently being generated in Germany which had a higher effective rate than in the U.S.


                                    * * * * *

The information contained in this Form 10-Q may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources, product development and commercialization risks, high leverage, working capital, holding company structure, indenture restrictions, customer financing sales to non-traditional markets, strict regulation, dependence on key personnel, taxes, costs associated with the integration and administration of acquired operations, capacity and supply constraints or difficulties, the results of financing efforts and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997


                                     PART II

ITEM 1.        LEGAL PROCEEDINGS

               See "Notes to Unaudited Condensed Consolidated Financial Statements- 6. Legal Proceedings" for a description of certain legal proceedings.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

                   a.   Exhibits

                       EXHIBIT
                       NUMBER   DESCRIPTION
                       -------  -----------
                       4.3 Loan and Security Agreement, dated March 31, 1997, by and between Congress Financial Corporation and Bally Gaming, Inc.

                       4.4 Amendment, dated April 28, 1997, to Loan and Security Agreement by and between Congress Financial Corporation and Bally Gaming, Inc.

                       27.1   Financial Data Schedule

               b.      Reports on Form 8-K

                       There were no reports filed on Form 8-K for the three months ended March 31, 1997.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



ALLIANCE GAMING CORPORATION
Registrant)





By         /s/ SCOTT D. SCHWEINFURTH
         ------------------------------------
         Sr. Vice President, Treasurer and
         Chief Financial Officer (Principal
         Financial and Accounting Officer,
         and duly authorized to sign on
         Registrant's behalf )