Form 10-K
period 1997-06-30
ALLIANCE GAMING CORP
filed 1997-09-26
CIK 2491

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common equity held by non-affiliates of the registrant was approximately $95,204,000 as of September 2, 1997.

The number of shares of Common Stock, $0.10 par value, outstanding as of September 2, 1997 according to the records of registrant's registrar and transfer agent, was 31,854,834.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year and is incorporated by reference into Part III of this Form 10-K.
================================================================================

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-K

                            YEAR ENDED JUNE 30, 1997






                                     PART I

ITEM 1.    BUSINESS

INTRODUCTION

Alliance is a diversified, worldwide gaming company that (i) designs and manufactures gaming machines and computerized monitoring systems for gaming machines, (ii) owns and manages a significant installed base of gaming machines,
(iii) owns and operates two casinos and (iv) in Germany, is a full-service supplier of wall-mounted gaming machines and amusement games. Alliance has achieved a leading market position for each of its business units. Operating under the name Bally Gaming, the Company is the second largest slot and video gaming machine manufacturer in North America, with over 86,000 gaming machines sold during the past five years. Operating under the name Bally Systems, the Company designs, integrates and sells highly specialized computerized monitoring systems that provide casinos with networked accounting and security services for their gaming machines. Systems has a leading position, with over 79,000 game monitoring units ("GMUs") installed worldwide. The Company also owns, operates and services an installed base of over 6,600 slot and video gaming machines which are located mostly in non-casino venues in Nevada and Louisiana ("Route Operations"). Alliance is the largest route operator in Nevada and the largest operator of gaming machines at racetracks in Louisiana. Alliance also owns and operates what management believes is the most profitable riverboat casino in Vicksburg, Mississippi and a small casino in Sparks, Nevada, which together have 30 table games and 1,100 gaming machines (collectively, "Casino Operations"). In addition, operating under the Bally Wulff name, the Company believes that it is now the leading supplier of wall-mounted gaming machines and arcade games in Germany

The Company was incorporated in Nevada on September 30, 1968 under the name Advanced Patent Technology. The Company changed its name to Gaming and Technology, Inc. in 1983, to United Gaming, Inc. in 1988 and to Alliance Gaming Corporation on December 19, 1994. The Company conducts its gaming operations through directly and indirectly owned subsidiaries. On June 18, 1996 the Company acquired Bally Gaming International, Inc. which includes the Gaming Equipment and Systems and Wall Machines and Amusement Games business units. The term "Company" as used herein refers to Alliance Gaming Corporation and subsidiaries unless the context otherwise requires. The Company's principal executive offices are located at 6601 South Bermuda Road, Las Vegas, Nevada 89119; telephone (702) 270-7600.

BUSINESS UNITS

GAMING EQUIPMENT AND SYSTEMS

Bally Gaming

Overview. The Company's primary markets for its gaming machine products are the United States, Canada and Europe and Latin America, and, to a lesser extent, the Far East and the Caribbean. The following table sets forth the percentage of new unit sales by market segment during the periods indicated:


       NEW UNITS BY MARKET SEGMENT                 PERCENTAGE OF NEW UNITS SOLD
                                             Years ended     Six months     Year ended
                                             December 31,  ended June 30,    June 30,
                                              1994  1995        1996           1997
                                              ----  ----        ----           ----
       Nevada and Atlantic City                34%    42%         37%           47%
       International                           21     30          45            40
       Riverboats                              31     12          11             5
       Indian Gaming                           13     14           7             7
       Other (principally VLTs)                 1      2         ---             1
                                              ---    ---         ---           ---
                                              100%   100%        100%          100%
                                              ===    ===         ===           ===

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

United States Markets. Within the United States, Nevada represents the largest installed base of gaming machines with an installed base of approximately 180,000 machines as of June 30, 1997. The Company estimates that Atlantic City, the second largest market, had an installed base of approximately 33,000 machines as of June 30, 1997. Product sales of the Company's casino-style gaming equipment in these markets are primarily to established casino customers to either replace existing machines or as part of an expansion or refurbishment of the casino. Also, because gaming machine revenues have increased at a higher rate than table game revenues over the past decade, casino operators have frequently increased floor space dedicated to gaming machines. In addition, major casino openings in Nevada, expansions of existing casinos and the proliferation of casinos in emerging markets have created additional floor space available for new gaming products and are anticipated to further increase competitive pressures on casino operators to replace existing equipment with new machines on an accelerated basis.

Riverboat casinos began operating in 1991 and, as of June 30, 1997, riverboat casinos were operating in Indiana, Iowa, Illinois, Mississippi, Missouri and Louisiana. The estimated installed base of gaming machines on riverboats is approximately 82,000 machines as of June 30, 1997.

Casino-style gaming continues to expand on Native American lands. Native American gaming is regulated under the Indian Gaming Regulatory Act of 1988 which permits specific types of gaming. The Company's machines are placed only with Native American gaming operators who have negotiated a compact with the state and received approval by the U.S. Department of the Interior. The Company has, either directly or through its distributors, sold machines for casinos on Native American lands in Arizona, Connecticut, Iowa, Michigan, Minnesota, Mississippi, Montana, New Mexico, North Dakota, South Dakota and Wisconsin. Compacts have also been approved in Oregon, Colorado and Louisiana, although Gaming made no deliveries in these jurisdictions. In addition to the approved states, compacts are under consideration in several states, including Alabama, California, Maine, Massachusetts, Rhode Island, Texas and Washington. The installed base of all Native American gaming machines as of June 30, 1997 was approximately 70,000 units.

In addition, there are currently casinos in Colorado and South Dakota. The estimated installed base of machines in these markets as of June 30, 1997 was approximately 15,000 machines.

The continued growth of domestic emerging markets for gaming machines is contingent upon the public's acceptance of gaming and an ongoing regulatory approval process by Federal, state and local governmental authorities. Management cannot predict which new jurisdictions or markets, if any, will approve the operation of gaming machines, the timing of any such approval or the level of the Company's participation in any such new markets.

International Markets. In addition to the domestic markets, the gaming industry is also expanding in international markets. The Company's primary international markets are Europe, Canada and Latin America, and, to a lesser extent, the Far East and the Caribbean. The Company has begun, and plans to continue, expansion into the Australian market, and in 1995, Gaming established an office in Sydney, Australia. The Company recorded its first sale into the Australia market in the quarter ended June 30, 1996. One of the Company's indirect subsidiaries, Bally Gaming International, GmbH ("GmbH") distributes gaming machines, manufactured primarily by Gaming, through its sales office in Hannover, Germany principally to customers in Europe and Russia, and through its sales office in Johannesburg, South Africa, principally to customers on the African continent.

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

The percentage of Gaming's international revenues by geographic area for the periods indicated are set forth below:


    NEW UNITS BY GEOGRAPHIC AREA                     PERCENTAGE OF NEW UNITS SOLD
                                                 Years ended    Six months   Year ended
                                                December 31,  ended June 30,  June 30,
                                                1994    1995       1996        1997
                                                ----    ----       ----        ----
    Europe                                        56%     51%        40%         33%
    Canada                                        17      22         31          26
    Latin America                                 20      20         25          39
    Far East                                       4       4          2           2
    Other                                          3       3          2         ---
                                                 ---     ---        ---         ---
                                                 100%    100%       100%        100%
                                                 ===     ===        ===         ===


Products. Gaming designs, manufactures and distributes a variety of electronic slot and video gaming machines. Machines are differentiated from one another by graphic design and theme, cabinet style and size, payout, reel-type design and minimum/maximum betting amount. Slot machines are normally produced to specific order, with design and configuration customized to a customer's particular requirements. Customers may also change from one gaming model to another gaming model by ordering a "conversion kit" which consists of artwork, reel strips and a computer chip. Gaming's video gaming machines are designed to (i) simulate various live card games and keno through a video display and (ii) for Game Maker(R) gaming machines, offer the player the chance to play up to ten games. New games and themes are introduced periodically in order to satisfy customer demand and to compete with product designs introduced by competitors. Gaming introduced its "ProSeries(tm)" reel-type slot machines during late 1993 and its multi-game touch screen machine, the Game Maker(R), during late 1994.

The Game Maker(R) can offer up to 10 different video games within one gaming device. The ten games can be selected by the casino from a game library that has over 300 games. The games simulate various card games, keno and popular reel-spinning games. The Game Maker(R) machines contain bill acceptors and many other features believed to be popular with casinos and their customers. The Game Maker(R) machines are available in upright, bar top and slant top cabinets. Revenues from sales of Game Maker(R) machines were approximately $6.7 million and $27.4 million during the years ended December 31, 1994 and 1995, respectively, $12.9 million for the six months ended June 30, 1996 and $34.9 million for the year ended June 30, 1997.

The ProSeries(tm) was the result of a comprehensive product development effort which began in 1991. The development process included extensive testing of the new products in-house and on casino floors for reliability and player appeal. Revenues from sales of ProSeries(tm) machines were approximately $86.2 million and $57.1 million during the years ended December 31, 1994 and 1995 respectively, $38.5 million for the six months ended June 30, 1996 and $66.6 million the year ended June 30, 1997.

Gaming typically offers a 90-day labor and up to a one-year parts warranty for new gaming machines sold and is actively involved in customer service after the original installation. Gaming provides several after-sale, value-added services to its customers including customer education programs, a 24-hour customer service hot-line, and field service support programs and spare parts programs. Gaming's historical warranty expense as a percentage of revenues has been less than 1%.

In addition, Gaming sells and services used gaming machines and sells parts for existing machines. Gaming often accepts used machines as trade-ins toward the purchase of new gaming equipment. While a small secondary market exists in the United States, used machines are typically resold into the international market. Some used equipment is reconditioned for direct sale, but much is sold in container lots on an "as is" basis through independent brokers.

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

Sales of used equipment were $4.2 million and $9.2 million during the years ended December 31, 1994 and 1995, respectively, $2.0 million for the six months ended June 30, 1996 and $5.4 million for the year ended June 30, 1997.

The following table sets forth the percentages of revenues provided by each of its major product lines for the periods indicated:


                                                           PERCENTAGE OF REVENUES
                                                    Years ended   Six months  Year ended
                                                   December 31, ended June 30, June 30,
                                                   1994    1995      1996        1997
                                                   ----    ----      ----        ----
   Slot machines                                    74%      53%      63%         55%
   Video gaming machines                            16       31       24          30
   Other (primarily used machines,
    parts and services)                             10       16       13          15
                                                   ---      ---      ---         ---
                                                   100%     100%     100%        100%
                                                   ===      ===      ===         ===


Gaming machines have a mechanical life that can exceed 10 years. However, in the established markets, Gaming's experience is that casino operators usually replace gaming machines after three to seven years. The factors which result in replacement of gaming machines sooner than their mechanical life include technological advances, development of new games, new sound and visual features and changing preferences of casino patrons. Casinos typically recoup the purchase cost of their electronic gaming machines in a few months, which allows casinos to replace machines with new models that are popular with casino patrons.

In the past, Gaming had designed, manufactured and distributed video lottery terminals ("VLT"), which are generally operated by, or under the regulation of, state or provincial lottery commissions. The VLT business was less than 2% of revenues during the years ended December 31, 1994 and 1995, and less than 1% during the six months ended June 30, 1996 and the year ended June 30, 1997.

Product Development. The Company believes that technological enhancements are the key to meeting the demands of casinos for new gaming machines. Most gaming machines on casino floors today are driven by technology which was developed over 20 years ago. The Company believes that accelerating the use of existing computer technology will give its gaming machines and systems a competitive advantage in the gaming industry. Total spending on product research and development by Gaming was $3.5 million, $3.7 million, $1.8 million and $4.0 million during the years ended December 31, 1994 and 1995, the six months ended June 30, 1996 and the year ended June 30, 1997, respectively.

Gaming develops its products for both the domestic and international market. Gaming's product development process is divided into two areas, hardware and software. Major areas of hardware development include cabinet style, electronic capability, machine handle, coin hopper and bill acceptor. Hardware development efforts are focused upon player appeal, product reliability and ease of maintenance. Development cycles for hardware can range from a few days for simple enhancements to more than a year for new electronics or new mechanical packages.

The software development process for new games, which includes graphics development, involves a continuous effort requiring relatively significant human resource allocations. Creativity in software development is an important element in product differentiation as the major manufacturers sometimes use similar hardware technology. Ideas for new models are generated both internally and from customers. Gaming can design the software and artwork for a new model in as little as two weeks, excluding regulatory approval. All new or modified hardware and software is designed to satisfy all applicable testing standards and must receive the approval of the appropriate gaming regulatory agency based on substantially satisfying such applicable testing standards before such gaming product can be offered for play to the public. Most gaming jurisdictions rely upon and accept the certification of selected independent laboratories that a gaming product meets the applicable testing standards.

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

Regulatory approval for new or modified hardware and software changes takes from 30 days to three months or more. On an annual basis, Gaming expects to introduce approximately 25 new games to the market. However, no assurance can be made with respect to the rate of new model introductions or the obtaining of regulatory approvals in respect thereof.

Sales and Marketing. Gaming uses a direct sales force, an independent distributor network and GmbH to sell its products. Gaming's sales staff of approximately 25 people, which operates offices in Nevada, New Jersey, Mississippi, Illinois, Colorado and Florida, generated approximately 78% of new machine sales over the calendar years 1994 and 1995 and 81% and 89% of new machine sales for the six months ended June 30, 1996 and the year ended June 30, 1997, respectively. On a limited basis, Gaming uses distributors for sales to certain specific markets in the United States as well as certain international jurisdictions. Gaming's agreements with distributors do not specify minimum purchases but generally provide that Gaming may terminate such agreements if certain performance standards are not met. Approximately 8% of new gaming machine unit sales for the calendar years 1994 and 1995 and 2% and 4% for the six months ended June 30, 1996 and the year ended June 30, 1997, respectively, were generated through independent distributors (including foreign distributors). Approximately 8% of new gaming machine unit sales for the calendar years 1994 and 1995 and 2% and 7% for the six months ended June 30, 1996 and the year ended June 30, 1997, respectively, were generated through GmbH.

In addition to offering an expansive product line, Gaming provides customized services in response to specific casino requests. These services include high quality silkscreen printing of gaming machine glass, customized game development and interior design services. Gaming also offers customized design services that utilize computer aided design and studio software programs. Gaming's design department can generate a casino floor layout and can create a proposed slot mix for its customers. In many of the emerging markets, Gaming provides assistance to customers including the selection of related equipment such as slot stands, chairs, etc. and a recommended layout of the casino floor as well as a mix of machine models. Sales to established casinos in Nevada can require completion of a successful trial period for the machines in the casino.

For the year ended June 30, 1997, approximately 85% of Gaming's slot and video gaming machine sales were on terms of 90 days or less. Approximately 15% of Gaming's sales, primarily in certain emerging markets such as riverboat and Native American gaming casinos, are financed over extended periods as long as 36 months and bear interest at rates ranging from 8% to 14%. International sales are generally consummated on a cash basis or financed over two years or less. In addition, in certain situations Gaming has participated in the financing of other gaming related equipment manufactured by third parties in the emerging markets. Management believes that financing of customer sales is an important factor in certain emerging markets.

Customers. The demand for slot machines and video gaming machines varies depending on new construction and renovation of casinos and other facilities with needs for new equipment as well as the replacement of existing machines (which have an average replacement cycle of three to seven years). For the year ended December 31, 1995, the six months ended June 30, 1996 and the year ended June 30, 1997, Gaming's largest customer accounted for approximately 5%, 8% and 11% respectively of Gaming's revenues, while Gaming's ten largest customers accounted for approximately 25%, 42% and 45% of Gaming's revenues during such periods, respectively.

Assembly Operations. Gaming's Las Vegas facility was completed in 1990 specifically for the design, manufacture and distribution of gaming equipment. The 150,000-square foot facility was designed to meet fluctuating product design demands and volume requirements, and management believes the facility enables Gaming to increase production without significant capital expenditures.

Management believes that its assembly operations allow for rapid generation of different models to fill orders quickly and efficiently. Another major advantage of the existing plant operation is the system by which machines can be altered in many ways including the size, type and color of glass, sound and payoff patterns to produce a "customized" product for each customer. Gaming keeps an inventory of parts that allow machines to be altered quickly to conform with a

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

particular customer's design/feature request. Gaming produces products for individual customer orders and therefore finished goods inventories are kept low. Gaming designs all of the major assemblies that are incorporated into the final machine configuration.

Competition. The market for gaming machines in North America is dominated by a single competitor, International Game Technology, Inc. ("IGT"). Management believes based on industry estimates made by analysts that Bally Gaming has the second largest market share in North America. There are a number of other well established, well-financed and well-known companies producing machines that compete with each of Gaming's lines in each of Gaming's markets. The other major competitors are Universal Distributing of Nevada, Inc., Video Lottery Technologies, Inc., Sigma Games, Inc., WMS Industries, Inc. ("WMS"), and in the international and in some instances domestic marketplaces, companies that market gaming machines under the brand names of Aristocrat, Atronic, Cirsa, and Novomatic and Sega Enterprises Ltd. Certain companies have developed niche products such as Anchor Gaming, Mikohn Gaming Corporation, Casino Data Systems ("CDS"), and Shuffle Master, Inc. In addition, other technology-oriented companies, such as Silicon Gaming, have entered or may enter the gaming machine business. Competition among gaming product manufacturers, particularly with respect to sales of gaming machines into new and emerging markets, is based on competitive customer pricing and financing terms, appeal to the player, quality of the product and having an extensive distribution and sales network.

Systems

Markets for Systems. Systems' primary markets for its computerized monitoring systems are the United States and, to a lesser extent, Canada, New Zealand, Latin America, Europe and the Caribbean. Markets for Systems within the United States include traditional land-based casinos predominantly in Nevada and Atlantic City, New Jersey, Native American casinos and riverboats and dockside casinos. Domestically, the market for computerized monitoring systems is divided equally between selling to new installations and to existing customers who are either expanding their casino floors or are upgrading their hardware to a new product release. Unlike the United States, where most jurisdictions require the implementation of systems, there have been few international markets to do so. Management believes, however, that the international market for such systems is increasing, and that Systems' sales to such markets will increase accordingly.

Products. Bally Systems designs, integrates, and sells a computerized monitoring system ("SDS 6000") for slot and video gaming machines which provide casino operators with on-line real time data relative to a machine's accounting, security and cash monitoring functions. The SDS 6000 also provides data to, and receives data from, other third party player tracking computer and software applications allowing casinos to track their players to establish and compile individual player profitability and other demographic information. SDS 6000 is comprised primarily of (1) hardware consisting of microcontroller-based printed circuit boards which are installed within the slot and video machines as well as card reader displays and keypads which provide casinos with the ability to track player gaming activity and to monitor access to slot and video machines by the casino's employees, (2) application software developed by Systems which provides access to the slot machine's activity data gathered by the microcontroller hardware, and (3) third party mini-computers on which the application software resides. Systems also provides software and hardware support services, including maintenance, repair and training for purchasers of its monitoring systems.

Product Development. Systems' product development is divided into two areas, hardware and software. The major areas of hardware development include microcontroller circuit board design and programming as well as user interface devices such as card readers, keypads and displays. Hardware development efforts are focused upon achieving greater functionality, product reliability and ease of maintenance for the casino operator and achieving greater visual appeal and ease of use for the slot customer. Development cycles for hardware can vary between a few months for minor revisions to more than a year for major design changes or for changes made by various slot manufacturers with which Systems' product must communicate and be physically integrated. Software development results in (1) periodic product releases that include new features which extend and enhance the SDS 6000 product, (2) periodic maintenance releases

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

which enable casino operators to correct problems or improve the usability of the system and (3) documentation needed to install and use the system.

In 1995, the hardware and software groups from Systems, as well as engineers from Gaming, coordinated efforts to develop a form of cashless wagering that uses bar-coded coupons which can be read by the bill validators in Gaming's slot machines which are connected to an SDS 6000 system. Testing and regulatory approval is being pursued by Bally Systems in anticipation of release to casino operators. Gaming and Systems development groups continue to direct development efforts towards other forms of cashless wagering for use on Bally Gaming's slot machines and the SDS 6000 system.

Systems spent $1.7 million and $1.9 million during the years ended December 31, 1994 and 1995, respectively, and spent $1.1 million during the six months ended June 30, 1996 and $2.7 million during the year ended June 30, 1997, on product research and development.

Sales and Marketing. Systems has a direct sales force which produces the majority of its sales. Gaming's sales force and Gaming's independent distributor network produce the balance of Systems' sales, primarily in situations where customers are making gaming machine and computerized monitoring system purchase decisions at the same time. At June 30, 1997, worldwide, Systems has over 79,000 game monitoring units installed, or in the process of being installed, of which approximately 69,000 are in the United States. At June 30, 1997, Systems had 79 installed locations. During calendar years 1994 and 1995, Systems' own sales force has generated approximately 78% of its sales. During the six months ended June 30, 1996 and the year ended June 30, 1997, Systems' own sales force generated approximately 93% and 92% of its sales, respectively.

Systems offers its customers the option of signing separate hardware and software maintenance agreements at the time of sale. These agreements are for periods of one year and automatically renew unless otherwise canceled in writing by the customer or Systems. After an initial warranty period, typically 90 days, the customer is invoiced a monthly hardware and software maintenance fee which provides essentially for repair and/or replacement of malfunctioning hardware and software, software version upgrades, and on-call support for software.

Systems offers limited financing terms, normally less than one year, for sales to new installations. Most sales, however, are invoiced on a net 30 day basis.

Customers. The demand for computerized slot monitoring systems is driven by regulatory requirements in a given jurisdiction and/or by a casino operator's competitive need to properly track machine and player activity and establish and compile individual machine and player profitability and other demographic information, all of which is of particular importance to casinos in developing marketing strategies. Systems' revenues are derived approximately equally from selling to new installations and to existing customers who are either expanding their casino floors or upgrading their hardware to a new product release. For the year ended December 31, 1995, the six months ended June 30, 1996 and the year ended June 30, 1997, Systems' ten largest customers (which include certain multi-site casino operators that have corporate agreements with Systems) accounted for approximately 92%, 84% and 70% of Systems' revenues, respectively. Due to the high initial costs of installing a computerized monitoring system, customers for such systems generally have tended not to change suppliers once they have installed such a system. Future growth will be based on penetration of the international markets, further expansion in the established and emerging markets, as well as continued development efforts by Systems to provide customers with new and innovative hardware and software product offerings.

Competition. Systems' main competition currently consists of IGT, CDS, and to a lesser extent Gaming Systems International, Mikohn Gaming Corporation and Acres Gaming. Competition is keen in this market due to the number of providers and the limited number of casinos and jurisdictions in which they operate. Pricing, product feature and function, accuracy, and reliability are all key factors in determining a provider's success in selling its system. Systems

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

believes the future success of its operations will be determined by its ability to bring new and innovative products to the market while maintaining its base of loyal existing customers.

WALL MACHINES AND AMUSEMENT GAMES

Industry Overview

Management believes that the German wall machine market consists of approximately 220,000 wall machine units. In addition, management believes there are 50,000 token machine units in Germany. German regulations limit the useful life of wall machines to a period of four years. As a result, annual market demand for wall machines in Germany approximates 55,000 units with fluctuations resulting primarily from economic conditions, and regulatory changes and new product development. Effective January 1, 1996, a regulatory change took effect requiring all arcade operators to have at least 15 square meters of space for each wall machine and a maximum of 10 machines per arcade. Starting in mid-1995, arcade operators began removing wall machines from their arcades to meet the requirements of this new regulation. Despite this adverse impact, the demand for new wall machines was approximately 47,000 units in calendar 1995. All wall machines manufactured since 1992 have meters that monitor the amount inserted by players and paid out by the machine. Wall machines without meters were required to be removed from service by the end of 1996. This led to an increase in demand for metered wall machines in the quarter ending December 31, 1996 which carried through the quarter ended March 31, 1997.

Wall machine sales into the arcade market account for approximately 30% of the total wall machine sales in Germany. A significant number of arcades (approximately 10%) are owned by the two largest competitors, Gauselmann AG and NSM AG. Generally these competitors do not purchase wall machines from Bally Wulff for their arcades. Management believes Bally Wulff's share of the German wall machine market was approximately 25% for each of the last three years ended December 31, 1996, and was 33% for the year ended June 30, 1997. The German legislative authorities regulate and monitor the wall machine industry on an ongoing basis to ensure conformance with certain manufacturing standards and the fairness of each machine to users. Legislation presently affecting the wall machine industry relates to prescribed licensing procedures, the use, installation and operation of wall machines and the taxation of wall machines.

Operations of Bally Wulff

Products. Bally Wulff's manufacturing operations were founded in Berlin in 1950 and sold to BGII's former parent company in 1972. Bally Wulff produces and distributes a variety of models of wall machines, under the trade name "Bally Wulff" for operation in arcades, hotels, restaurants and taverns primarily in Germany. These wall machines are coin-operated, armless gaming devices similar to slot machines that award winnings for matching numbers or symbols on three to five wheels or drums and differ primarily in appearance, graphic design, theme, pay-table and customer appeal. Each game costs up to 40 pfennigs (approximately $0.23 at the exchange rate of $1.00=DM 1.75 prevailing as of June 30, 1997, which rate is used hereinafter) to play, although the player may deposit larger amounts to provide continuous play but not to increase payoffs. German regulations limit the maximum payout to ten times the player's stake (DM 4.00 or approximately $2.30 per game). Current models of wall machines provide the player the opportunity to win 100 special games on one play, which increases the potential amount that can be won on the minimum coin drop. German regulations require a minimum payback of 60% for wall machines, although many machines are generally programmed to pay back at somewhat higher rates to encourage play. Bally Wulff has also manufactured token machines for operation in arcades, hotels, restaurants and taverns in Germany and may continue to do so in the future on a selective basis.


In addition to manufacturing wall machines, Bally Wulff distributes wall machines and other recreational and amusement coin-operated machines manufactured by third parties to provide a more extensive line of products to its

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

customers. These machines include pool tables, dart games, pinball machines, jukeboxes and arcade games, and are distributed primarily for use in arcades, restaurants, hotels and taverns.

The following table sets forth the percentage of Bally Wulff's revenues by product line for the periods indicated:


                                                       PERCENTAGE OF REVENUES

                                                   Years ended     Six months    Year ended
                                                   December 31,   ended June 30,  June 30,
                                                  1994     1995       1996         1997
                                                  ----     ----       ----         ----
    Wall machines manufactured by Wulff             48%      39%        42%          52%
    Recreational and amusement machines and
      third party wall machines distributed         21       23         22           25
    Other (primarily used machines,
      parts and service)                            31       38         36           23
                                                   ---      ---        ---          ---
                                                   100%     100%       100%         100%
                                                   ===      ===        ===          ===


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

During the years ended December 31, 1994 and 1995, the six months ended June 30, 1996 and the year ended June 30, 1997, Bally Wulff spent approximately $3.5 million, $3.6 million, $1.8 million and $3.3 million, respectively, on product research and development.

Sales and Marketing. Bally Wulff sells approximately 83% of its products through its own sales force of 56 people located in its 23 regional sales offices. Independent German distributors account for approximately 17% of sales. Approximately 98% of Wulff's sales of new wall machines are in the German market. The sales offices are operated as independent profit centers and are assigned geographic areas for which they are responsible for sales, servicing the machines and assisting in collecting customers' accounts receivable balances.

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

Bally Wulff devotes substantial time, money and effort to marketing and promoting its products. Bally Wulff takes an active part in the annual Amusement Game Fair which is traditionally held each January in Frankfurt, Germany, at which Bally Wulff introduces new products. The next Amusement Game Fair will be held in November 1998 rather than January 1998.

The wall machines manufactured and sold by Bally Wulff generally sell for prices ranging from DM 5,700 to DM 7,700 (approximately $3,300 to $4,400). A majority of machines distributed by Bally Wulff are paid for in full within 90 days after the sale. Remaining sales of machines are financed by Bally Wulff generally over a 12-month period, with interest rates of up to 12%. For this reason, Bally Wulff establishes an internal credit rating and credit limit for each customer. Under Bally Wulff's conditions of sale, title to a machine is retained by Bally Wulff until the machine has been paid for in full. In addition, Bally Wulff demands security. Currently, Bally Wulff provides customer financing for approximately 10% of its sales, and management expects this practice to increase during the latter half of 1997. Leasing machines to customers accounted for 6% of total revenues for the year ended June 30, 1997 compared to 2%, 3% and 4% during the years ended December 31, 1994, and 1995 and the six months ended June 30, 1996, respectively. The leasing market is the fastest growing revenue segment and the management expects a substantial increase for the months ahead. In approximately 75% of its sales, Bally Wulff accepts wall machines and/or other recreational and amusement equipment as trade-ins toward the purchase of new machines. To the extent possible, the used machines are then resold.

Customers. Each of Bally Wulff's top ten customers in 1997 has maintained its relationship with Bally Wulff for over three years. For the year ended June 30, 1997, no single customer accounted for more than 3% of Bally Wulff's revenues, while Bally Wulff's top ten largest customers accounted for approximately 12% of Bally Wulff's revenues. For the year ended December 31, 1995 and the six months ended June 30, 1996, Bally Wulff's top ten customers accounted for approximately 10% and 15% of Bally Wulff's revenues, respectively, while no single customer accounted for more than 3% and 6% of Bally Wulff's revenues for such periods, respectively.

Bally Wulff's customer base for wall machines may be divided into two categories which differ based on the preferences of their clientele. Operators who place wall machines in arcades are generally interested in purchasing the newest products in the hopes that an innovation will result in a high level of public demand to play the new "hot" product. Street location operators serving hotels, restaurants and taverns, on the other hand, are generally more inclined to purchase lower-priced existing models with proven earnings records to provide as an amenity to customers.

Assembly Operations. Bally Wulff's manufacturing process is primarily an assembly operation. Its manufacturing facility consists of a four-story, 100,000-square foot building in Berlin, Germany. Bally Wulff purchases its key raw materials, sub-assemblies and fabricated parts from a variety of suppliers, and most parts are purchased from multiple suppliers. While there exist no formal long-term contract commitments to any single supplier, Bally Wulff has placed certain standing orders with suppliers to help assure the availability of specific quantities on an as-needed basis. These orders are cancelable by Bally Wulff at any time without penalty. Most of the component parts are standard on all models of all Bally Wulff's wall machines, which promotes easy conversion from the production of one model to another in response to customer demand. Except in connection with certain promotions, Bally Wulff generally maintains low inventory levels of assembly parts, and the amount of work-in-process is generally less than the number of machines sold in one week.

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

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

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

ROUTE OPERATIONS

Nevada Operations

Overview. The Company's Nevada route operations involve the selection, ownership, installation, operation and maintenance of video poker devices, reel-type slot machines and other electronic gaming machines in local establishments such as taverns, restaurants, supermarkets, drug stores and convenience stores operated by third parties ("local establishments"). The Company's route operations target local residents who generally frequent local establishments close to their homes.

The following table sets forth certain historical data concerning the Company's Nevada Route Operations for the years ended June 30:


                                                        1995        1996          1997
                                                        ----        ----          ----
           Average number of gaming machines           5,260       5,290         5,660
           owned
           Average number of locations                   514         524           562
           Average win per day per gaming machine     $47.70      $48.60        $52.40

In July 1997 the Company added to its Nevada route through the addition of contracts with the Scolari's supermarket chain, the Westronics route, and several smaller locations, which added a total of approximately 650 games, bringing the total games on the Nevada route to over 6,300 for the first time.

The Company enters into long-term agreements with local establishments through either space leases or revenue-sharing arrangements. Under revenue sharing arrangements, most common with taverns, restaurants and convenience stores, the Company does not pay rent, but rather receives a percentage of the revenues from the gaming machines. Under revenue sharing arrangements, both the owner of the local establishment and the Company must have a gaming license. Under space lease arrangements, most common with supermarkets and drug stores, the Company pays a fixed rental to the owner of the local establishment and the Company receives all of the revenues derived from the gaming machines. Under space lease arrangements, only the Company (and not the establishment owner) is required to hold a gaming license. Most of the local establishments serviced by the Company are restricted by law to operating no more than 15 gaming machines.

Revenue-sharing arrangements accounted for approximately 86%, 85%, and 85% of revenues and 78%, 77%, and 77% of installed machines, respectively, in the Company's Nevada route operations for the years ended June 30, 1995, 1996, and 1997. At June 30, 1997, the weighted average remaining term of the Company's revenue sharing arrangements was approximately 3.4 years. Space lease arrangements accounted for approximately 14%, 15%, and 15% of revenues and 22%, 23%, and 23% of installed machines, respectively, in the Company's Nevada route operations for the years ended June 30, 1995, 1996, and 1997. At June 30, 1997, the weighted average remaining term of the Company's space leases was 2.7 years.

The Company has historically been able to renew or replace revenues from expiring agreements with revenues generated by renewal or replacement contracts. The Company has emphasized return on investment rather than increasing market share in renewing or entering into new contracts and has undertaken a systematic review process to

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

adjust its contract mix to emphasize higher margin contracts and, where permissible, canceling or not renewing unprofitable contracts.

Sales and Marketing. As the largest route operator in Nevada, the Company believes that it is able to differentiate itself from its competitors through a full-service operation providing its customers marketing assistance and promotional allowances and using its advanced design capabilities to provide electronic gaming machines with features customized to customers' needs. The Company has developed and is currently implementing a new system called "Gamblers Bonus". Gamblers Bonus is designed as a cardless slot players' club and player tracking system, which allows multiple local establishments to be linked together into a distributed gaming environment. Through this technology, the Company is able to provide its players and customers with many of the same gaming choices otherwise available only in a larger scale casino environment such as multi-location progressive jackpots, bigger jackpot payouts and traditional players' club enhancements. Additionally, the Company is offering a series of new and unique games available only to members of the Gamblers Bonus.

Since launching Gamblers Bonus, the gaming machines linked to Gamblers Bonus have experienced an increase in net win per day per machine. As of June 30, 1997, the Company had the Gamblers Bonus system installed in 130 locations representing approximately 1,500 gaming machines. The Company believes Gamblers Bonus will continue to improve both the revenues and operating efficiencies of its Nevada route operations and has the potential to create additional opportunities in the Route Operations segment of the gaming industry. Additionally, the Company has been updating its installed base of gaming machines with bill-acceptor equipped electronic gaming machines which are also expected to improve revenues and operating efficiencies.

Customers. The Company believes it has a diversified customer base with no one customer accounting for more than 10% and 6% of the Company's revenues generated from Nevada route operations during the years ended June 30, 1996 and 1997, although approximately 14% and 13% of such revenues were generated through an affiliated group of such customers for such periods, respectively. The affiliated group consists of eight partnerships each having one individual partner who is common to all such partnerships. For the years ended June 30, 1996 and 1997, the ten largest customers accounted for approximately 26% and 23% of Nevada route operations revenues, respectively.

Assembly Operations. In previous years, the Company manufactured electronic gaming machines for use in the Nevada route operations. The Company manufactured approximately 73% of the electronic gaming machines currently used in the Nevada route operations. The Company is currently using a third party to perform assembly operations of the electronic gaming machines used in the Nevada route operations. The Company will soon combine this operation with Gaming's assembly operation.

Competition. The Company is subject to substantial direct competition for its revenue-sharing and space lease locations from several large route operators and numerous small operators, located principally in Las Vegas, Reno and the surrounding areas. The Company and Jackpot Enterprises, Inc. are the dominant route operators in Nevada. The principal method of competition for route operators includes the economic terms of the revenue sharing or space lease arrangement, the services provided and the reputation of the route operator. Price competition is intense and until 1997 had reduced the Company's gross margin on such operations as the percentage of the gaming machine revenues retained by local establishment owners had increased.

Louisiana Operations

Overview. On the basis of its Nevada route operations expertise, in March 1992 the Company obtained a contract to operate video poker gaming machines in the greater New Orleans, Louisiana area through a subsidiary, Video Services, Inc. ("VSI"). The Company entered into an operating agreement which runs through May 2002 (with a five-year renewal option under certain conditions) with Fair Grounds Corporation, Jefferson Downs Corporation and Finish Line Management Corporation (collectively, "Fair Grounds") for the Company to be the exclusive

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

operator of video poker machines at the only racetrack and ten associated off-track betting parlors (OTB's) in the greater New Orleans area. The Company operates the game rooms where the video poker machines are located, for each of the eleven facilities owned by Fair Grounds, for which it receives a percentage of the revenue generated by the machines. As of June 30, 1997 the Company had approximately 700 video poker machines in Louisiana.

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

On November 5, 1996 voters in Louisiana approved a proposition to allow video poker to continue in six of the seven parishes in which the Company operates OTB's in the greater New Orleans area. In addition, voters approved video poker in three parishes in the greater New Orleans area where the Company currently does not operate. In the one parish in which the Company operates where video poker was voted down, the Company will be allowed to continue to conduct business through June 30, 1999. The two OTB's in this parish accounted for $2.2 million of revenues and approximately 10% of operating income for VSI during the year ended June 30, 1997.

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

Competition. The Company is subject to extensive competition for contracts to operate video poker machines and the Company's racetrack and OTB parlors compete with various riverboats and truckstops and locations with liquor licenses throughout the New Orleans area. Each truckstop is permitted to operate up to 50 video poker machines and each tavern is permitted to operate up to three video poker machines. Louisiana has riverboat gaming statewide and four riverboats are currently operating in Orleans Parish. Riverboats are permitted to have live table games and an unlimited number of gaming machines, including slot machines. Louisiana has also authorized one land-based casino, permitted to include live table games and an unlimited number of gaming machines in New Orleans, which opened in May 1995; however, its operator filed for bankruptcy reorganization and ceased operations in November 1995. At present it is not known whether the land-based casino will reopen following reorganization.

CASINO OPERATIONS

Overview.

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

Rainbow Casino. On July 16, 1994, the Rainbow Casino located in Vicksburg, Mississippi permanently opened for business. The project includes the Rainbow Casino, which is a 24,000-square foot casino owned and operated by the Company which as of June 30, 1997, operated approximately 700 gaming machines and 21 table games as well as a 245-seat restaurant. The facility also includes an 89-room Days Inn hotel and a 10-acre indoor and outdoor entertainment complex called Funtricity Entertainment Park, which was developed by a subsidiary of Six Flags Corporation. Both the hotel and entertainment park, which were substantially completed in late May 1995, are owned and operated by third parties. The property is the only destination of its kind in Mississippi containing a casino/hotel/family entertainment complex. Rainbow Casino draws its customers principally from within a 75-mile radius of Vicksburg. The Vicksburg casino market generated approximately $185.0 million in gaming revenue in the twelve months ended June 30, 1997.

The Company is the general partner of the partnership ("RCVP") that owns the Rainbow Casino. Pursuant to transactions consummated in March 1995, Rainbow Casino Corporation, the former owner of 55% of the Rainbow Casino, is now a limited partner entitled to receive 10% of the net available cash flows after debt service and other items, as defined (which amount increases to 20% of such amount when revenues exceed $35.0 million but only on such incremental amount), for a period of 15 years, such period being subject to one year extensions for each year in which a minimum payment of $50,000 is not made. The Company holds the remaining economic interest in the partnership. As part of the refinancing completed in August 1997, the Company purchased the HFS and NGM notes and repurchased the casino royalty from HFS.


Rail City Casino. In April 1990, the Company purchased, for an aggregate purchase price of $9.5 million, substantially all of the assets of the Rail City Casino (formerly the Plantation Station Casino) located near the border of the cities of Reno and Sparks in northern Nevada. Rail City is a 20,000 square-foot casino which as of June 30, 1997 operated approximately 400 gaming machines, 9 table games, including blackjack, craps, roulette and poker, and keno. In addition, Rail City Casino includes a 300-seat restaurant and offers a race and sports book which is leased to an independent race and sports book operator. Rail City Casino is convenient to both Reno and Sparks and caters to the local market.

Sales and Marketing. The Company's casinos target the mid-level gaming customers inthe market. The Company promotes its casinos primarily through special promotional events and by providing quality food at reasonable prices.

Competition. Gaming of all types is available throughout Nevada and Mississippi in numerous locations, including many locations which may compete directly or indirectly with the Company's casino operations. The operation of casinos is a highly competitive business. The principal competitive factors in the industry include the quality and location of the facility, the nature and quality of the amenities and customer services offered and the implementation and success of marketing programs. Many of Rail City Casino's competitors include large casino-hotels which offer more amenities and may be perceived to have more favorable locations than the Company. The Rainbow Casino is the fourth gaming facility to open in Vicksburg and as such faces substantial direct competition for gaming customers in the region. In August 1997 it was announced the Lady Luck Gaming Corporation and Horseshoe Gaming, LLC formed a joint venture to develop a project that would include a dockside casino, hotel and related amenities. The project is contingent on several factors including regulatory approval and financing.

PATENTS, COPYRIGHTS AND TRADE SECRETS

Gaming has copyrighted both the source code and the video presentation of its games and registered many of these copyrights with the U.S. Copyright Office under the Copyright Act of 1976. Game version upgrades and new games are currently in the process of United States patent and copyright registration. Such copyrights expire at various dates from September 2056 to October 2065. In addition, some of the games have Federal and/or state

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

trademarks registered with the U.S. Patent and Trademark Office. Some of the games (either currently used or reserved for future development) also are covered by patents filed with the U.S. Patent and Trademark Office. Such patents expire at various dates from May 2008 to March 2012.

Gaming Equipment and Systems are obligated under several patent agreements to pay royalties ranging from approximately $50 to $200 per game depending on the components in the gaming machines. Additionally, based on an amendment to the trademark licensing agreement between the Company and Bally Entertainment Corporation ("BEC") dated May 10, 1996, Gaming is obligated to pay a royalty on new machines sold of $35 per machine beginning on June 18, 1996 with a minimum annual royalty payment of $1.0 million for the initial five-year term of the amended agreement, which is subject to annual renewals by the Company thereafter. Royalty expense for Gaming for the years ended December 31, 1994 and 1995, the six months ended June 30, 1996 and the year ended June 30, 1997 was $2.9 million, $3.0 million, $1.1 million and $3.0 million, respectively.

In connection with a settlement agreement entered between BEC, Bally Gaming, Inc., BGI Enterprises, BGII and IGT on December 16, 1992, BGII sold its interest in the Casino Interlink Multiple Location Progressive System (the "Progressive System") to IGT. The Company reserved certain rights in the sale, including the rights to continue to market the Progressive System (i) within Europe, (ii) for use in single locations and (iii) worldwide in lottery applications. The prohibition on sales or distribution of the Progressive System expires on December 16, 1997. This agreement is binding on all successors and assigns of the Company.

The Company has registered the trademark "CEI" and its design and the logos of United Gaming, Inc. and United Coin Machine Co. with the U.S. Patent and Trademark Office.

EMPLOYEES AND LABOR RELATIONS

As of June 30, 1997, the Company employed approximately 1,200 persons in the State of Nevada, VSI employed 70 persons in the State of Louisiana, RCVP employed 450 persons in the State of Mississippi, the Company employed approximately 40 persons in various other states and Bally Wulff employed 450 persons in Germany. None of such employees is covered by a collective bargaining agreement. Bally Wulff's employees, however, are covered by German regulations which apply industry-wide and are developed, to some extent, through negotiations between representatives of the metal working industry employers and the trade union representing the employees. These regulations are in the nature of collective bargaining agreements and cover the general terms and conditions of such items as wages, vacations and work hours. The regulations codify what are considered the common standards of employment in the German metal working industry. The Company believes its relationships with its employees are satisfactory.

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

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

Nevada. The ownership and operation of casino gaming facilities in Nevada are subject to (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (the "Nevada Act") and (ii) various local ordinances and regulations. The Company's gaming, manufacturing, distributing and slot route operations (herein referred to as "gaming machine operations") are subject to the licensing and regulatory control of the Nevada State Gaming Control Board (the "Nevada Board"), the Nevada Gaming Commission (the "Nevada Commission"), the County Liquor and Gaming Licensing Board (the "Clark County Board") and various other county and city regulatory agencies, all of which are collectively referred to as the "Nevada Gaming Authorities".

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things; (i) the prevention of unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time in any capacity; (ii) the strict regulation of all persons, locations, practices, associations and activities related to the operation of licensed gaming establishments and the manufacture and distribution of gaming machines, cashless wagering systems and associated equipment; (iii) the establishment and maintenance of responsible accounting practices and procedures; (iv) the maintenance of effective control over the financial practices of licensees, including establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (v) the prevention of cheating and fraudulent practices; and (vi) providing a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the gaming-related operations conducted by the Company.

The Company is registered with the Nevada Commission as a publicly traded corporation (a "Registered Corporation"). The Company's direct and indirect subsidiaries which conduct gaming operations at various locations, conduct gaming machine operations and manufacture and distribute gaming devices (collectively, the "Nevada Subsidiaries") are required to be licensed by the Nevada Gaming Authorities. The licenses held by the Nevada Subsidiaries require the periodic payments of fees, or fees and taxes, and are not transferable. The Company, through registered intermediary companies (individually, an "Intermediary Company" and collectively, the "Intermediary Companies"), has been found suitable to own the stock of the Nevada Subsidiaries, each of which is a corporate licensee (individually, a "Corporate Licensee" and collectively, the "Corporate Licensees") under the terms of the Nevada Act. As a Registered Corporation, the Company is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of the profits from the Corporate Licensees without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, the Intermediary Companies and the Corporate Licensees have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses required in order to engage in gaming activities, gaming machine operations, and in the manufacture and distribution of gaming devices for use or play in Nevada or for distribution outside of Nevada.

All gaming machines and cashless wagering systems that are manufactured, sold or distributed for use or play in Nevada, or for distribution outside of Nevada, must be manufactured by licensed manufacturers and distributed or sold by licensed distributors. All gaming machines manufactured for use or play in Nevada must be approved by the Nevada Commission before distribution or exposure for play. The approval process for gaming machines and cashless wagering systems includes rigorous testing by the Nevada Board, a field trial and a determination as to whether the gaming machines or cashless wagering system meets strict technical standards that are set forth in the regulations of the Nevada Commission. Associated equipment (as defined in the Nevada Act) must be administratively approved by the Chairman of the Nevada Board before it is distributed for use in Nevada.

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company, the Intermediary Companies or the Corporate Licensees in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and key employees of the Company and the Intermediary Companies who are actively and directly

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

involved in the licensed activities of the Corporate Licensees may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company, the Intermediary Companies or the Corporate Licensees, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company, the Intermediary Companies or the Corporate Licensees to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

The Company and the Corporate Licensees that hold nonrestricted licenses are required to submit detailed financial and operating reports to the Nevada Commission. A nonrestricted license is a license for an operation consisting of 16 or more slot machines, or a license for any number of slot machines together with any other game, gaming device, race book or sports pool at one establishment. Substantially all material loans, leases, sales of securities and similar financing transactions by the Corporate Licensees that hold a nonrestricted license must be reported to or approved by the Nevada Commission.

If it were determined that the Nevada Act was violated by a Corporate Licensee, the licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, the Intermediary Companies, the Corporate Licensees and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate any nonrestricted gaming establishment operated by a Corporate Licensee and, under certain circumstances, earnings generated during the supervisor's appointment (except for reasonable rental of the casino) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the gaming licenses of the Corporate Licensees or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the gaming-related operations of the Company.

The Gaming Authorities may, at their discretion, require the holder of any security of the Company, such as the Notes or the New Notes, to file applications, be investigated, and be found suitable to own such security of the Company if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

The Nevada Act requires any person who acquires more than 5% of any class of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of any class of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing. In the event that there is a default in the payment of dividends for six consecutive dividend payment dates for the Company's 11 1/2% Non-Voting Junior Convertible Pay-in-Kind Special Stock, Series E (the "Series E Preferred Stock"), it will qualify as a voting security under the terms of the Nevada Act and will be considered as a separate class of voting securities for purposes of determining beneficial ownership. Under certain circumstances, an "institutional investor", as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of a class of a Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the corporate charter, bylaws, management, policies or operations of the Registered Corporation, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, the Intermediary Companies or the Corporate Licensees, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person,
(iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities, including, if necessary, the immediate purchase of said voting securities for cash at fair market value. Additionally, the Clark County Board has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

The Nevada Commission may in its discretion require the holder of any debt securities of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if, without the prior approval of the Nevada Commission, it (i) pays the unsuitable person any dividend, interest or any distribution whatsoever, (ii) recognizes any voting right by such unsuitable person in connection with such securities, (iii) pays the unsuitable person renumeration in any form, or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

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

The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. In addition, (i) a Corporate Licensee may not guarantee a security issued by a Registered Corporation pursuant to a public offering without the prior approval of the Nevada Commission; and (ii) restrictions on the transfer of an equity security issued by a

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

Corporate Licensee or Intermediary Company and agreements not to encumber such securities (collectively, "Stock Restrictions") are ineffective without the prior approval of the Nevada Commission. The Nevada Commission has also imposed a requirement on the Company that it must receive the prior administrative approval of the Nevada Board Chairman for any offer for the sale of an equity security in a private transaction.

Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission on a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as a part of the approval process relating to the transaction.

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

Any person who is licensed, required to be licensed, registered, required to be registered, or under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of its participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operations who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

The sale of alcoholic beverages at establishments operated by a Corporate Licensee is subject to licensing, control and regulation by applicable regulatory agencies. All licenses are revocable and are not transferable. The agencies

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse affect upon the operations of the Corporate Licensees.

Louisiana. The manufacture, distribution, servicing and operation of video draw poker devices ("Devices") in Louisiana is subject to the Louisiana Video Draw Poker Devices Control Law and the Rules and Regulations promulgated thereunder (the "Louisiana Act"). Until May 1, 1996 licensing and regulatory control was maintained by the Video Gaming Division of the Gaming Enforcement Section of the Office of State Police within the Department of Public Safety and Corrections (the "Division"). The Louisiana legislature passed a bill which created a single gaming control board for the regulation of gaming in Louisiana. This Board is called the Louisiana Gaming Control Board (the "Louisiana Board") which oversees all licensing for all forms of legalized gaming in Louisiana (including gaming on Native American lands). The Division will continue to perform investigatory functions for the Louisiana Board. The laws and regulations of Louisiana are based upon a primary consideration of maintaining the health, welfare and safety of the general public and upon a policy which is concerned with protecting the video gaming industry from elements of organized crime, illegal gambling activities and other harmful elements as well as protecting the public from illegal and unscrupulous gaming to ensure the fair play of devices.

Each of the indirect operating subsidiaries for the Company's gaming operations in Louisiana, VSI and SVS, has been granted a license as a device owner by the Division. The other indirect subsidiary of the Company, VDSI, has been granted a license as a distributor by the Division. These gaming subsidiaries are Louisiana Licensees (the "Louisiana Licensees") under the terms of the Louisiana Act. The licenses held by the Louisiana Licensees expire at midnight on June 30 of each year and must be renewed annually through payment of fees. All license fees must be paid on or before May 15 in each year licenses are renewable.

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

The Division has the authority to conduct overt and covert investigations of any person involved directly or indirectly in the video gaming industry in Louisiana. These investigations have extended to information regarding a prospective licensee's and his or her spouse's immediate family and relatives and their affiliations with certain organizations or other business entities. The investigation may also extend to any person who has or controls more than a 5% ownership, income or profits interest in an applicant for or holder of a license or who is a key employee, or who has the ability to exercise significant influence over the licensee. All persons or entities investigated must meet all suitability requirements and qualifications for a licensee. The Louisiana Board may deny an application for licensing for any cause which it may deem reasonable. The applicant for licensing must pay a filing fee which also covers the cost of the investigation.

In order for a corporation to be licensed as an operator or distributor of video poker gaming devices by the Louisiana Board, a majority of the stock of the corporation must be owned by persons who have been domiciled in Louisiana for a period of at least two years prior to the date of the application.

In addition to licensure as a manufacturer of devices under the Louisiana Act, Gaming has been licensed as a manufacturer under the Louisiana Riverboat Economic Development and Gaming Control Act (the "Louisiana Riverboat Act"). Gaming's application for a permanent manufacturer's license as it relates to the land-based casino in New Orleans was pending before the Louisiana Economic Development and Gaming Corporation ("LEDGC") at the time the operator of the land-based casino filed for bankruptcy reorganization and ceased operations, resulting in the termination of funding for and effective closure of the LEDGC regulatory operations. The authority and duties

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

of LEDGC regarding licensing and regulation of the land-based casino will now fall within the jurisdiction of the Louisiana Board. The Louisiana Board has recently promulgated regulations governing its operation and the Company has been in contact with representatives of the Louisiana Board to coordinate the submission of all materials required for the Louisiana Board to issue the Company such licenses, permits or approvals as may be required.

Mississippi. The manufacture and distribution of gaming and associated equipment and the ownership and operation of casino facilities in Mississippi are subject to extensive state and local regulation, primarily the licensing and regulatory control of the Mississippi Gaming Commission (the "Mississippi Commission") and the Mississippi State Tax Commission.

The Mississippi Gaming Control Act (the "Mississippi Act"), which legalized dockside casino gaming in Mississippi, was enacted on June 29, 1990. Although not identical, the Mississippi Act is similar to the Nevada Gaming Control Act. The Mississippi Commission has adopted regulations which are also similar in many respects to the Nevada gaming regulations.

The laws, regulations and supervisory procedures of Mississippi and the Mississippi Commission seek to: (i) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity; (ii) establish and maintain responsible accounting practices and procedures; (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and making periodic reports to the Mississippi Commission; (iv) prevent cheating and fraudulent practices; (v) provide a source of state and local revenues through taxation and licensing fees; and (vi) ensure that gaming licensees, to the extent practicable, employ Mississippi residents. The regulations are subject to amendment and interpretation by the Mississippi Commission. Changes in Mississippi law or regulations may limit or otherwise materially affect the types of gaming that may be conducted and could have an adverse effect on the Company and the Company's Mississippi gaming operations.

The Mississippi Act provides for legalized dockside gaming at the discretion of the 14 counties that either border the Gulf Coast or the Mississippi River but only if the voters in such counties have not voted to prohibit gaming in that county. As of July 1997, dockside gaming was permissible in nine of the 14 eligible counties in the state and gaming operations had commenced in Adams, Hancock, Harrison, Tunica, Warren and Washington counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River, or in the waters of the State of Mississippi lying south of the state in eligible counties along the Mississippi Gulf Coast. Litigation is pending with respect to the expansion of eligible gaming sites in which a landowner and a license applicant have appealed a finding of suitability by the Mississippi Commission of a site on the Big Black River in Warren County near Interstate 20 between Jackson and Vicksburg, Mississippi, where the Rainbow Casino, operated by RCVP, is located. The law permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. There are no limitations on the number of gaming licenses which may be issued in Mississippi.

The Company, RCVP, Gaming and their affiliates are subject to the licensing and regulatory control of the Mississippi Commission. The Company is registered under the Mississippi Act as a publicly traded holding company of RCVP and Gaming is required to periodically submit detailed financial and operating reports to the Mississippi Commission and furnish any other information which the Mississippi Commission may require. If the Company is unable to continue to satisfy the registration requirements of the Mississippi Act, the Company and its affiliates cannot own or operate gaming facilities or continue to act as a manufacturer and distributor in Mississippi. RCVP must maintain a gaming license from the Mississippi Commission to operate a casino in Mississippi and Gaming must maintain a manufacturer and distributor license from the Mississippi Commission to manufacture and distribute gaming products. Such licenses are issued by the Mississippi Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations.

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

Gaming and manufacturer and distributor licenses are not transferable, are issued for a two-year period and must be renewed periodically thereafter. RCVP was granted a renewal of its gaming license by the Mississippi Commission in 1996 and such license must be renewed in June 1998. Gaming was granted a renewal of its manufacturer and distributor license in April 1997 and such license must be renewed in April 1999. No person may become a stockholder of, or receive any percentage of profits from, a licensed subsidiary of a holding company without first obtaining licenses and approvals from the Mississippi Commission. The Company and its affiliates have obtained such approvals from the Mississippi Commission.

Certain officers and employees of the Company and the officers, directors and certain key employees of the Company's licensed subsidiaries must be found suitable or be licensed by the Mississippi Commission. The Company believes it has obtained, applied for, or is in the process of, applying for all necessary findings of suitability with respect to such persons affiliated with the Company, RCVP or Gaming, although the Mississippi Commission, in its discretion, may require additional persons to file applications for findings of suitability. In addition, any person having a material relationship or involvement with the Company may be required to be found suitable, in which case those persons must pay the costs and fees associated with such investigation. The Mississippi Commission may deny an application for a finding of suitability for any cause that it deems reasonable. Changes in certain licensed positions must be reported to the Mississippi Commission. In addition to its authority to deny an application for a findings of suitability, the Mississippi Commission has jurisdiction to disapprove a change in a licensed position. The Mississippi Commission has the power to require the Company and its registered or licensed subsidiaries to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

Employees associated with gaming must obtain work permits that are subject to immediate suspension under certain circumstances. The Mississippi Commission must refuse to issue a work permit to a person convicted of a felony and it may refuse to issue a work permit to a gaming employee if the employee has committed certain misdemeanors or knowingly violated the Mississippi Act or for any other reasonable cause.

At any time, the Mississippi Commission has the power to investigate and require the finding of suitability of any record or beneficial stockholder of the Company. Mississippi law requires any person who acquires more than 5% of the common stock of a publicly traded corporation registered with the Mississippi Commission to report the acquisition to the Mississippi Commission, and such person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than 10% of the common stock of such a company, as reported to the Securities and Exchange Commission, must apply for a finding of suitability by the Mississippi Commission and must pay the costs and fees that the Mississippi Commission incurs in conducting the investigation. The Mississippi Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of a public company's common stock. However, the Mississippi Commission has adopted a policy that permits certain institutional investors to own beneficially up to 10% of a registered public company's common stock without a finding of suitability. If a stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Commission may be found unsuitable. Management believes that compliance by the Company with the licensing procedures and regulatory requirements of the Mississippi Commission will not affect the marketability of the Company's securities. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of the securities of the Company beyond such time as the Mississippi Commission prescribes may be guilty of a misdemeanor. The Company is subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or its licensed subsidiaries, the Company: (i) pays the unsuitable person any dividend or other distribution upon the voting securities of the Company; (ii) recognizes the exercise, directly or indirectly, of any voting rights conferred by

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

securities held by the unsuitable person; (iii) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or (iv) fails to pursue all lawful efforts to require the unsuitable person to divest himself of the securities, including, if necessary, the immediate purchase of the securities for cash at a fair market value.

The Company may be required to disclose to the Mississippi Commission upon request the identities of the holders of any debt securities. In addition, under the Mississippi Act, the Mississippi Commission may in its discretion (i) require holders of debt securities of registered corporations to file applications, (ii) investigate such holders and (iii) require such holders to be found suitable to own such debt securities. Although the Mississippi Commission generally does not require the individual holders of obligations such as notes to be investigated and found suitable, the Mississippi Commission retains the discretion to do so for any reason, including but not limited to a default, or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Commission in connection with such an investigation.

RCVP and Gaming must maintain in Mississippi a current ledger with respect to the ownership of their equity securities and the Company must maintain a current list of stockholders in the principal office of RCVP which must reflect the record ownership of each outstanding share of any equity issued by the Company. The ledger and stockholder lists must be available for inspection by the Mississippi Commission at any time. If any securities of the Company are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company must also render maximum assistance in determining the identify of the beneficial owner.

The Mississippi Act requires that the certificates representing securities of a registered publicly traded corporation bear a legend to the general effect that such securities are subject to the Mississippi Act and the regulations of the Mississippi Commission. The Company has received from the Mississippi Commission an exemption from this legend requirement. The Mississippi Commission has the power to impose additional restrictions on the holders of the Company's securities at any time.

Substantially all loans, leases, sales of securities and similar financing transactions by a licensed gaming subsidiary must be reported to or approved by the Mississippi Commission. A licensed gaming subsidiary may not make a public offering of its securities, but may pledge or mortgage casino facilities if it obtains the prior approval of the Mississippi Commission. The Company may not make a public offering of its securities without the prior approval of the Mississippi Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for one or more such purposes. Such approval, if given, does not constitute a recommendation or approval of the investment merits of the securities subject to the offering.

Changes in control of the Company through merger, consolidation, acquisition of assets, management or consulting agreements or any form of takeover cannot occur without the prior approval of the Mississippi Commission. The Mississippi Commission may also require controlling stockholders, officers, directors, and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

The Mississippi legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees in Mississippi and corporations whose stock is publicly traded that are affiliated with those licensees may be injurious to stable and productive corporate gaming. The Mississippi Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Mississippi's gaming industry and to further Mississippi's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates;

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

(ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Mississippi Commission before the Company may make exceptional repurchases of voting securities above the current market price of its common stock (commonly called "greenmail") or before a corporate acquisition opposed by management may be consummated. Mississippi's gaming regulations will also require prior approval by the Mississippi Commission if the Company adopts a plan or recapitalization proposed by its Board of Directors opposing a tender offer made directly to the stockholders for the purpose of acquiring control of the Company.

Neither the Company nor any subsidiary may engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi Commission. The Mississippi Commission may require determinations that, among other things, there are means for the Mississippi Commission to have access to information concerning the out-of-state gaming operations of the Company and its affiliates. The Company has previously obtained a waiver of foreign gaming approval from the Mississippi Commission for operations in Nevada and will be required to obtain the approval or a waiver of such approval from the Mississippi Commission prior to engaging in any additional future gaming operations outside of Mississippi.

If the Mississippi Commission decides that a licensed gaming subsidiary violated a gaming law or regulation, the Mississippi Commission could limit, condition, suspend or revoke the license of the subsidiary. In addition, the licensed subsidiary, the Company and the persons involved could be subject to substantial fines for each separate violation. Because of such a violation, the Mississippi Commission could attempt to appoint a supervisor to operate the casino facilities. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's and RCVP's gaming operations and/or Gaming's manufacturer and distributor operations.

License fees and taxes, computed in various ways depending on the type of gaming involved, are payable to the State of Mississippi and to the countries and cities in which a licensed gaming subsidiary's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon (i) a percentage of the gross gaming revenues received by the casino operation, (ii) the number of slot machines operated by the casino or (iii) the number of table games operated by the casino. The license fee payable to the State of Mississippi is based upon "gaming receipts" (generally defined as gross receipts less payouts to customers as winnings) and equals 4% of gaming receipts of $50,000 or less per month, 6% of gaming receipts over $50,000 and less than $134,000 per month, and 8% of gaming receipts over $134,000. The foregoing license fees are allowed as a credit against the Company's Mississippi income tax liability for the year paid. The gross revenue fee imposed by the City of Vicksburg, Mississippi, where RCVP's casino operations are located, equals approximately 4% of gaming receipts.

The Mississippi Commission has adopted a regulation requiring as a condition of licensure or license renewal that a gaming establishment's plan include a 500-car parking facility in close proximity to the casino complex and infrastructure facilities which will amount to at least 25% of the casino cost. Management of the Company believes it is in compliance with this requirement.

The sale of alcoholic beverages by the Rainbow Casino operated by RCVP is subject to the licensing, control and regulation by both the City of Vicksburg and the Alcoholic Beverage Control Division (the "ABC") of the Mississippi State Tax Commission. The Rainbow Casino area has been designated as a special resort area, which allows the Rainbow Casino to serve alcoholic beverages on a 24-hour basis. The ABC has the full power to limit, condition, suspend or revoke any license for the serving of alcoholic beverages or to place such a licensee on probation with or without conditions. Any such disciplinary action could (and revocation would) have a material adverse effect upon the Rainbow Casino's operations. Certain officers and managers of the Rainbow Casino must be investigated by the ABC in connection with its liquor permits, and changes in certain positions must be approved by the ABC.

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

New Jersey. Gaming has previously been licensed by the New Jersey Commission as a gaming-related casino service industry ("CSI") in accordance with the New Jersey Casino Control Act (the "Casino Control Act"). Due to the change of ownership of Gaming as a result of the Acquisition, Gaming's CSI license was invalidated. Prior to the change of ownership of Gaming and in anticipation of same, the Company submitted an application for CSI licensure. The New Jersey Commission deemed the application complete and, as a result, since the Acquisition the Company's operations in New Jersey continue uninterrupted pursuant to transactional waivers which have been granted, and which the Company believes should continue to be granted, by the New Jersey Commission on a six-month blanket basis for parts and service and on a sale-by-sale basis for all other products pending final action on the Company's application for CSI licensure.

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

The U.S. Congress has created the National Gambling Impact and Policy Commission to conduct a comprehensive study of all matters relating to the economic and social impact of gaming in the United States. The enabling legislation provides that, not later than two years after the enactment of such legislation, the commission would be required to issue a report containing its findings and conclusions, together with recommendations for legislation and administrative actions. Any such recommendations, if enacted into law, could adversely affect the gaming industry and have a material adverse effect on the Company's business, financial condition or results of operations.

From time to time, certain legislators have proposed the imposition of a federal tax on gross gaming revenues. No specific proposals for the imposition of such a federal tax are currently pending. However, no assurance can be given that such a tax will not be imposed in the future. Any such tax could have a material adverse effect on the Company's business, financial condition or results of operations.

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

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

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

The Spielverordnung (gaming ordinance) specifically governs wall machines. These regulations limit game payouts to DM 4.00 (approximately $2.29) per game, require a minimum payout percentage, detail where the machines may be installed, how many may be installed and by whom, which games are prohibited, the technical requirements of the machines and technical review and approval. Operators must comply with regulations which stipulate how many machines may operate within defined square foot areas (15 square meters per machine, with a maximum of ten machines per location). The Spielverordnung was modified in 1985 to achieve a significant reduction of gaming machines. Gaming halls which through December 19, 1985 had more gaming machines than permitted under the revised regulations had a transition period through December 31, 1995 to comply with the revised regulations. Such facilities were allowed to keep the number of wall machines used in operations in 1985 until December 31, 1990. During the period January 1, 1991 to December 31, 1995 they were entitled to two-thirds of such total number, but had to be in compliance with the new limits by January 1, 1996. In taverns, restaurants, hotels and certain other establishments, no more than two gaming machines are permitted.

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

Subject to certain exceptions, V.A.T. of 15% is generally assessed on the sale or supply of any goods and services in Germany. Since the total amount paid for particular goods or services is considered to be the gross price in calculating such tax, the actual rate is 13.04%. The basis for taxation is the cash remaining in the machines. The rule requiring a minimum payout percentage is applied to the amount remaining in the cash box net of such V.A.T. Depending on the municipality in which a machine is located, operators may also have to pay a monthly leisure tax on each machine of up to DM 600 (approximately $344). The German tax court recently let stand a regulation that permits local municipalities to impose additional taxes on gaming machine operators.

The business conducted by Bally Wulff had benefited from the Berlin Promotion Act, a special tax statute which was intended to support the economy of West Berlin in various ways. With the reunification of Germany, the need for benefits provided by the law is perceived to have decreased. Consequently, the German government enacted amendments to the Berlin Promotion Act which phased out, over a number of years, most of the tax benefits and incentives provided by the law. This phase out is now complete.

During fiscal 1996, Bally Wulff increased the amount of tax reserves by $1.0 million (to a total reserve of $1.4 million) as a result of developments in an ongoing quadrennial audit of Wulff's tax returns for the years 1988 through 1991. The German tax authorities have proposed preliminary adjustments which range from $1.4 million (which has been accrued) to $5.0 million.

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

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

The Company and its key personnel have obtained, or applied for, all government licenses, registrations, findings of suitability, permits and approvals necessary for the manufacture and distribution, and operation where permitted, of their gaming machines in the jurisdictions in which the Company currently does business. The Company and the holders of its securities may be subject to the provisions of the gaming laws of each jurisdiction where the Company or its subsidiaries are licensed and/or conduct business, including, without limitation, the States of Arizona, Colorado, Connecticut, Illinois, Indiana, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Missouri, Montana, Nevada, New Jersey, New Mexico, South Dakota, Wisconsin, and the local regulatory authority within each such state as well as Australian, Canadian and other foreign gaming jurisdictions in which BGII and its subsidiaries are licensed or conduct business. As a result of the consummation of the Acquisition, the Company and its officers and directors have been required to apply for any government licenses, permits and approvals necessary or required by each of these jurisdictions.

Holders of common stock of an entity licensed to manufacture and sell gaming machines, and in particular those with holdings in excess of 5%, should note that local laws and regulations may affect their rights regarding the purchase of such common stock and may require such persons or entities to make certain regulatory filings, or seek licensure, findings of qualification or other approvals. ln some cases this process may require the holder or prospective holder to disclose and/or provide consents to disclose personal and financial data in connection with necessary investigations, the costs of which are typically borne by the applicant. The investigatory and approval process can take three to six months to complete under normal circumstances.

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

ITEM 2.    PROPERTIES

The following table sets forth information regarding the Company's leased properties (exclusive of space leases in connection with its gaming device routes) as of June 30, 1997, all of which are fully utilized unless otherwise noted:


                                                                         ANNUAL
                                                         BUILDING        RENTAL
    LOCATION                          USE              SQUARE FEET      PAYMENTS
    --------                          ---              -----------      --------
                                                                        (IN 000S)
Las Vegas, Nv.        Partially subleased                  72,000         $  515
Las Vegas, Nv.        Route Operations building            18,500            180
Las Vegas, Nv.        Advanced Product Development Group    3,600             43
New York, N.Y.        Administrative offices                4,400            158
Sparks, Nv.           Administrative offices and           38,000           275
                      warehousing
Sparks, Nv.           Sales offices and warehousing        11,000            114
Absecon, N.J.         Sales offices and warehousing        15,800             90
Biloxi, Ms.           Sales offices                         6,400             24
Golden, Co.           Sales offices                         1,500             16
Rosemont, Il.         Sales offices                         4,900             34
Dania, Fl.            Sales offices                         3,400             36
Elko, Nv.             Sales office and route operations     4,200             36
Laughlin, Nv.         Sales offices                           600             10
Atlantic City, N.J.   Administrative offices                  750             10
San Juan, Puerto Rico Sales offices                         1,000             12
Sidney, Australia     Sales offices                           700             36
Johannesburg, So.     Sales offices                         2,000             20
Africa
Las Vegas, Nv.        Warehousing                         103,500            390
Berlin, Germany       Administrative offices and
                      manufacturing                        98,000            535
Hannover, Germany     Administrative offices and
                      warehousing                          32,000            240
Reno/Sparks, Nv.      Route operations                     12,100             76
Carson City, Nv.      Route operations                      2,500              8
Winnemucca, Nv.       Route operations                      1,200              4
Las Vegas, Nv.        Route location                        8,000            444
Las Vegas, Nv. (1)    Ground Lease                            ---            327
Sparks, Nv. (2)       Ground Lease                            ---              5
Vicksburg, MS         Administrative offices                2,700             19
Vicksburg, MS         Administrative offices                1,200              9
New Orleans, La.      Administrative offices & route        6,000             57
                      operations
Covington, La.        OTB Operation                         2,500             36
Metairie, La.         OTB Operation                        11,000             54
New Orleans, La.      OTB Operation                         5,100             25


(1)      Lease consists of ground lease for parking at the Trolley Stop.

(2)      Lease consists of long-term land lease for parking at the Plantation.

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

The following table sets forth information regarding properties owned by the Company as of June 30, 1997, all of which are fully utilized unless otherwise noted:


                                                       BUILDING
    LOCATION                        USE             SQUARE FEET (1)
    --------                        ---             ---------------
                                                       (IN 000S)
Las Vegas, Nv.        Administrative offices and
                      manufacturing   (a)               150,000
Reno/Sparks, Nv.      Casino (a)                         35,000
Vicksburg, Ms.        Casino                             24,000
Vicksburg, Ms.        Administrative offices              3,200
Vicksburg, Ms.        Vacant- Land                          ---
Las Vegas, Nv.        Tavern/Land                         5,000
North Las Vegas, Nv.  Parking                               ---
Atlantic City, N.J.   Subleased office space              7,000


(a) These facilities are collateral for the New Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - - Liquidity and Capital Resources".

In addition, the Company leases 21 properties that have been subleased in connection with its Route Operations. The properties range in size from approximately 1,750 square feet to 7,700 square feet. The remaining terms of the leases range from one to 13 years with monthly payments ranging from approximately $1,700 to $10,500.

In addition to the principal facilities, the Company has 21 leased locations and two owned locations in Germany which are primarily used for sales and service offices as well as for warehousing purposes. The properties range in size from approximately 2,800 square feet to 27,000 square feet. The leased locations have terms of occupancy varying from month-to-month tenancies to five years with monthly payments ranging from approximately $1,000 to $21,200.

See Note 9 of Notes to Consolidated Financial Statements for information as to the Company's lease commitments with respect to the foregoing rental properties. The Company believes its facilities are suitable for its needs and the Company has no future expansion plans that would make these properties inadequate.

ITEM 3.    LEGAL PROCEEDINGS

LITIGATION

In an action filed on December 2, 1996, the Company was named as a defendant in an action brought by Canpartners Investments IV and Cerberus Partners, in federal district court for the Southern District of New York. The Company entered into certain loan commitment letters with the plaintiffs in August 1995, contemplating that the plaintiffs would lend approximately $30 million to partially fund the Company's then pending hostile tender offer for BGII. The Company entered into a merger agreement with BGII in October 1995 and did not use funds provided by the plaintiffs to fund the acquisition of BGII which was completed in June 1996. The plaintiffs have asserted claims based upon the loan commitment letters and failure to pay termination fees in connection with such loan commitment, and seek damages on various theories, ranging from $2.2 million (breach of contract and fraudulent concealment) to in excess of $12.0 million (breach of duty of good faith and fair dealing). The Company believes that it has strong defenses and has filed a motion to dismiss the compliant. The Company intends to defend the action vigorously.

On September 25, 1995, BGII was named as a defendant in a class action lawsuit filed in Federal District Court in Nevada, by Larry Schreirer on behalf of himself and all others similarly situated. The plaintiffs filed suit against BGII and approximately 45 other defendants. Each defendant is involved in the gaming business as either a gaming machine

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

manufacturer, distributor, or casino operator. The class action lawsuit arises out of alleged fraudulent marketing and operation of casino video poker machines and electronic slot machines. The plaintiffs allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce people into playing their gaming machines based on a false belief concerning how those machines actually operate as well as the extent to which there is actually an opportunity to win on any given play. The plaintiffs allege that the defendants' actions constitute violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) and give rise to claims of common law fraud and unjust enrichment. The plaintiffs are seeking monetary damages in excess of $1.0 billion, and are asking that any damage awards be trebled under applicable Federal law. Management believes the plaintiffs' lawsuit to be without merit. The Company intends to vigorously pursue all legal defenses available to it.

In August 1996, the Company received demand notices from a holder of customer notes receivable which were sold on a recourse basis to a third party for which payments were in arrears from December 1995. In December 1996 the holder of the notes filed suit against the Company seeking payment from the Company of approximately $3.6 million. The Company intends to vigorously pursue all legal defenses available to it.

The Company is also a party to various lawsuits relating to routine matters incidental to its business. Management does not believe that the outcome of such litigation, including the matters above, in the aggregate, will have a material adverse effect on the Company.

The Company settled its litigation with WMS Industries, Inc. ("WMS") for $4.5 million, which was paid in April 1997. The lawsuit arose out of a dispute concerning a break-up fee due under the then proposed WMS merger with BGII. This settlement was treated as an adjustment to goodwill in the accompanying consolidated financial statements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 16, 1997, the Company held its annual shareholders meeting at which the shareholders were asked to vote on two matters: 1) the re-election of Mr. Anthony DiCesare and Mr. Joel Kirschbaum to the Board of Directors, and 2) the adoption of the 1996 Long-Term Incentive Plan. Of the 31,838,632 shares of common stock eligible to vote, 28,925,387 shares were voted for, and 1,214,681 against Mr. DiCesare and 28,923,767 shares for, and 1,216,301 voted against Mr. Kirschbaum. Of the 21,750,236 votes cast related to the 1996 Plan, 14,673,246 shares voted in favor of the 1996 Plan, 6,976,278 voted against and 100,712 abstained.

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Common Stock is traded on the Nasdaq National Market under the symbol "ALLY". The following table sets forth the high and low closing bid price of the Common Stock as reported by Nasdaq for the periods indicated. These prices reflect inter-dealer prices, without retail mark-up or mark-down or commissions and may not necessarily represent actual transactions.


                                                        PRICE RANGE OF
                                                         COMMON STOCK
                                                     --------------------
                                                     High             Low
                                                     ----             ---
        FISCAL YEAR ENDED JUNE 30, 1996
               1st Quarter                             $ 6.25     $ 4.56
               2nd Quarter                               5.63       2.75
               3rd Quarter                               5.38       3.00
               4th Quarter                               5.00       2.88

        FISCAL YEAR ENDED JUNE 30, 1997
               1st Quarter                             $ 4.00     $ 2.00
               2nd Quarter                               4.38       3.00
               3rd Quarter                               4.56       3.38
               4th Quarter                               4.00       3.07

As of September 11, 1997 the Company had approximately 1,750 holders of record of its Common Stock.

There is currently no established public trading market for the Company's Series E Special Stock.

The Company has never declared or paid cash dividends on its Common Stock. The indenture for the Company's 12 7/8% Notes (substantially all of which were repurchased subsequent to June 30, 1997), the indenture for the Company's 10% Senior Subordinated Notes (the "Indenture") and the credit agreement for the Company's new credit facility, each restrict the Company's ability to pay any dividends or make any other payment or distribution of any of its Restricted Subsidiaries' Equity Interests (as defined). The Company intends to follow a policy of retaining earnings, if any, to finance growth of its business and does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be at the sole discretion of the Board of Directors and will depend on the Company's profitably, ability to pay dividends under the terms of the Indenture and the Company's financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

ITEM 6.    SELECTED FINANCIAL DATA

The following selected consolidated financial data have been derived from the audited financial statements of the Company. The table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto.

                                                                              FISCAL YEARS ENDED JUNE 30,
                                                         -----------------------------------------------------------------
                                                            1993         1994         1995(1)       1996(2)        1997
                                                         ---------     ---------     ---------     ---------     ---------
                                                                       (IN 000'S, EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS DATA
Revenues:
    Gaming equipment and systems                         $      99     $      65         ---       $  10,575     $ 134,734
    Wall machines and amusement games                        ---           ---           ---           3,356       131,934
    Route operations                                        96,282       102,830       106,854       109,938       127,028
    Casino operations                                       16,710        20,159        25,134        48,509        51,450
                                                         ---------     ---------     ---------     ---------     ---------
                                                           113,091       123,054       131,988       172,378       445,146
                                                         ---------     ---------     ---------     ---------     ---------
Costs and expenses:
    Cost of gaming equipment and systems                        49            20         ---           7,213        84,496
    Cost of wall machines and amusement games                ---           ---           ---           2,022        68,426
    Cost of route operations                                72,614        76,332        79,887        84,212        95,716
    Cost of casino operations                               11,543        14,955        14,231        22,046        22,269
    Selling, general and administrative                     19,758        22,629        28,249        30,620       100,415
    Provision for doubtful receivables                         461           705           400         1,020         9,059
    Depreciation and amortization                            8,718         9,530         9,520        10,988        22,606
    Direct acquisition costs (3)                             ---           ---           1,669        55,843         ---
    Unusual items                                            ---           6,351         2,293         5,498           700
                                                         ---------     ---------     ---------     ---------     ---------
                                                           113,143       130,522       136,249       219,462       403,687
                                                         ---------     ---------     ---------     ---------     ---------
Operating income (loss)                                        (52)       (7,468)       (4,261)      (47,084)       41,459

Other income (expense)
    Interest income                                            998         2,084         2,798         1,571         1,620
    Interest expense                                        (5,046)       (6,830)       (8,133)       (8,897)      (23,626)
    Rainbow royalty (4)                                      ---           ---            (810)       (4,070)       (4,722)
    Minority interest                                        ---            (506)         (397)         (963)       (1,092)
    Other, net                                                 450          (167)          317           301           139
                                                         ---------     ---------     ---------     ---------     ---------

Income (loss) before income taxes                           (3,650)      (12,887)      (10,486)      (59,142)       13,778
Income tax provision                                         ---            (241)         (265)         (755)       (7,993)
                                                         ---------     ---------     ---------     ---------     ---------
Net income (loss)                                           (3,650)      (13,128)      (10,751)      (59,897)        5,785

Special stock dividends, including repurchase premium        ---           ---           ---            (362)      (11,974)
                                                         ---------     ---------     ---------     ---------     ---------
Net loss applicable to common shares                        (3,650)      (13,128)      (10,751)      (60,259)       (6,189)
                                                         =========     =========     =========     =========     =========

Net loss per common share                                $   (0.38)    $   (1.28)    $   (0.95)    $   (4.64)    $   (0.19)
                                                         =========     =========     =========     =========     =========

OTHER DATA
Operating income (loss) before unusual
    items and direct acquisition costs                   $     (52)    $  (1,117)    $    (299)    $  14,257     $  42,159

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

ITEM 6.    SELECTED FINANCIAL DATA (CONTINUED)


                                                  AS OF JUNE 30
                                 ---------------------------------------------------------
                                  1993       1994          1995        1996           1997
                                 ------     ------         -----       -----          ----
                                                        (In 000's)
BALANCE SHEET DATA (5)
Cash and cash equivalents and
 securities available for sale   $9,580        49,574      $37,414        $48,057       28,924
Working capital                   7,991        50,926       31,476        111,009      110,795
Total assets                     73,768       119,416      126,348        375,504      352,016
Total long term debt,
 including current maturities    44,798        90,726      101,397        191,344      173,839
Series B Special Stock              ---           ---          ---         51,552       58,981
Total stockholders' equity       22,665        15,099        9,985         69,846       53,555


(1) The Company acquired the general partnership interest in the Rainbow Casino Vicksburg Partnership, L.P. (RCVP) on March 29, 1995 and began consolidating the results or RCVP since that date.

(2) The Company acquired BGII on June 18, 1996. Therefore the results of operations for the year ended June 30, 1996 include the results of operations of BGII for the last twelve days of that fiscal year. See note 2 to the Consolidated Financial Statements.

(3) Includes non-cash accounting loss on debenture conversion of $30,079,000 in fiscal year 1996 as a result of the conversion of the Company's Convertible Debentures into equity securities.

(4) Represents royalty fee related to the HFS financing at the Rainbow Casino. The Company repurchased this royalty obligation from HFS on August 12, 1997.

(5) See discussion of refinancing transaction completed in August 1997 in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

In August 1997 the Company completed a series of related transactions as described below ("the Refinancing") which consisted of the private placement of $150.0 million of Senior Subordinated Notes and the closing of $230.0 million of bank financing. The bank financing provides for (i) term loans in the aggregate amount of up to $140.0 million, comprised of a $75.0 million tranche with a 7 1/2-year term (the "Tranche B Term Loan"), a $40.0 million tranche with an 8-year term (the "Tranche C Term Loan", and together with the Tranche B Term Loan, the "Term Loan Facilities") and a $25.0 million tranche with a 7 1/2-year term (the "Delayed Draw Term Facility"); and (ii) a $90.0 million revolving credit facility with a 6-year term (the "Revolving Credit Facility").

As part of the Refinancing, the Company used the proceeds of the Senior Subordinated Note offering, together with borrowings under the Revolving Credit Facility, the Term Loan Facilities and the Delayed Draw Term Facility and cash on hand to fund (a) the repurchase at a premium of substantially all of the Company's 12 7/8% Notes, plus accrued interest to August 8, 1997 totaling $183.7 million, (b) the redemption at liquidation value of all of the Company's Series B Preferred Stock on September 8, 1997 totaling $77.6 million, (c) the purchase from HFS Gaming Corporation of the right to receive royalty payments based on revenues of the Rainbow Casino and the purchase of related debt owed to an HFS affiliate, National Gaming Mississippi, Inc. on August 12, 1997 totaling $26.3 million and (d) the payment of transaction fees and expenses totaling $16.5 million. At June 30, 1997, based on the terms of the new $90.0 million Revolving Credit Facility, the Company would have been able to borrow the full amount of the revolving credit line, of which the Company had initial borrowings of approximately $14.5 million on August 8, 1997. The borrowing base for the revolving credit facility consists of eligible receivables and inventory, as defined in the credit agreement. Additionally, in July 1997 the Company redeemed the remaining balance of its 7 1/2 Convertible Debentures at a price of 104, or a total of $1.7 million.

On a pro forma basis for the year ended June 30, 1997, assuming the Refinancing had occurred on July 1, 1996, the Company would have reported earnings before interest, taxes, and depreciation and amortization, less casino royalty and minority interest plus direct acquisition costs and unusual items (EBITDA) of $63.7 million, net income available to common shares of $6.4 million and net income per share of $0.16 or a $0.35 improvement over the reported net loss per share of $0.19. In conjunction with the Refinancing, the Company incurred fees and expenses totaling approximately $78.4 million, including the premium on the repurchase of the 12 7/8% Notes of $27.7 million and $16.4 million for the difference between the carrying value and the liquidation value of the Series B Preferred Stock, all of which will be recorded in the quarter ended September 30, 1997. On a pro forma basis as of June 30, 1997, in comparison to the actual year end balances, the Refinancing would have resulted in a decrease in cash and cash equivalents of $12.8 million, a decrease in net working capital of $13.5 million, an increase in total long-term debt of $128.0 million, but the elimination of the 12 7/8% Notes and Series B Preferred Stock. On an ongoing basis the Company will continue to be highly leveraged and will have significant interest costs, however in the near term the Company will have only limited principal payments required on its long-term indebtedness.

At June 30, 1997, the Company actually had $28.9 million in cash and cash equivalents and $24.1 million in availability on its former revolving lines of credit. In addition the Company had working capital of approximately $110.8 million, a decrease of approximately $0.2 million from June 30, 1996 which is explained below. Consolidated cash and cash equivalents at June 30, 1997 includes approximately $9.0 million of cash which is utilized in Casino and Route Operations which is held in vaults, cages or change banks.

Management believes that cash flow from operating activities, cash and cash equivalents held and the new $90.0 million Revolving Credit Facility will provide the Company with sufficient capital resources and liquidity. At June 30, 1997, the Company did not have any significant commitments for capital expenditures.

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

The following table presents the components of consolidated working capital at June 30, 1996 and 1997:

                                    Balances at June 30,
                                      1996        1997    Change
                                      ----        ----    ------
                                               (In $000's)
Cash and Cash Equivalents            $ 48,057   $ 28,924   $(19,133)
Accounts and Notes Receivable, net     93,502     87,701     (5,801)
Inventories, net                       41,656     37,329     (4,327)
Other Current Assets                    8,354      9,627      1,273
                                     --------   --------   --------
   Total Current Assets               191,569    163,581    (27,988)

Accounts Payable                       16,240     14,270      1,970
Accrued Liabilities                    38,543     37,392      1,151
Current Maturities of Long-Term Debt   25,777      1,124     24,653
                                     --------   --------   --------
   Total Current Liabilities           80,560     52,786     27,774
                                     --------   --------   --------

Net Working Capital                  $111,009   $110,795   $   (214)
                                     ========   ========   ========


The net change in cash and cash equivalents during the fiscal year ended June 30, 1997 resulted from EBITDA generated, offset by: cash used for capital expenditures of approximately $13.3 million; cash used for principal payments on debt including the revolving lines of credit borrowings of approximately $7.5 million in the United States and approximately $4.1 million in Germany and payment of the VSI loan and other debt totaling approximately $6.8 million; and payments made for accrued direct acquisition costs, the accrued distribution payable to the limited partner in the Rainbow Casino Vicksburg Partnership, L.P., the payment of the Rainbow Royalty and the payment of the WMS litigation settlement. In addition, approximately $3.9 million of cash was used to purchase shares of Series B Special Stock during fiscal year 1997. The Company also made its semi-annual interest payments on the Senior Secured Notes on December 30, 1996 and June 30, 1997 aggregating $20.5 million. During the fiscal year ended June 30, 1997, current maturities of long term debt were reduced primarily due to principal payments plus, due to the Refinancing in August 1997, the current portion of the lines of credit and certain other debt instruments were reclassified to long-term debt as of June 30, 1997. The primary change to all other working capital components during fiscal year 1997 were the result of a decrease in the translation rate between the German mark and the U.S. dollar. During the year ended June 30, 1997, the Company generated cash flows from operating activities of $24.1 million, an increase of $23.2 million over the prior year.

The following table presents the Company's EBITDA. For purposes of comparability the 1996 amounts are further adjusted to include BGII's results for the entire year.


                                                             Year Ended June 30,
                                                               1996      1997
                                                               ----      ----
                                                                 (In $000's)
EBITDA by business unit:
Gaming Equipment and Systems                                $15,716    $16,671
Wall Machines and Amusement Games                            13,376     29,719
Route Operations                                             16,691     20,200
Casino Operations (a)                                        11,229     12,630
Corporate expenses                                          (17,300)   (19,177)
Minority interest                                              (963)    (1,092)
                                                            -------    -------
    EBITDA                                                  $38,749    $58,951
                                                            =======    =======


(a)      Presented after deducting Casino Royalty

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

The Company believes that the above analysis of EBITDA (which excludes direct acquisition costs and unusual items) is a useful adjunct to net income, cash flow and other GAAP measurements. However, this information should not be construed as an alternative to net income or any other GAAP measure of performance as an indicator of the Company's performance or to GAAP-defined cash flows generated by operating, investing and financing activities as an indicator of cash flows or a measure of liquidity.

Customer Financing

Management believes that customer financing terms and leasing have become an increasingly important competitive factor for the Gaming Equipment and Systems and Wall Machine and Amusement Games business units, respectively. Competitive conditions sometimes require Gaming Equipment and Systems to grant extended payment terms on gaming machines systems and other gaming equipment, especially for sales in emerging markets. While these financings are normally collateralized by such equipment, the resale value of the collateral in the event of default may be less than the amount financed. In conjunction with sales by Gaming Equipment and Systems, with recourse to the Company, of certain trade receivables to third parties, the Company had guaranteed amounts due from various customers of approximately $10.5 million at June 30, 1997. The Company has reserved approximately $8.3 million at June 30, 1997 for all of its sales of receivables with recourse to the Company. It is possible that one or more customers whose obligation has been guaranteed by Gaming Equipment and Systems may be unable to make payments as such amounts become due. In such event, Gaming Equipment and Systems may become responsible for repayment of at least a portion of such amounts over the term of the receivables. Accordingly, the Company will have greater exposure to the financial condition of its customers in emerging markets than has historically been the case in established markets like Nevada and Atlantic City. In August 1996, the Company received demand notices from the holder of notes related to one customer's trade receivables for which payments were in arrears since December 1995 and in December 1996 the holder of the notes filed suit against the Company to seek payment from the Company. The lawsuit is for approximately $3.6 million. Bally Wulff provides customer financing for approximately 10% of its sales and also provides lease financing to its customers. Lease terms are generally for six months, but are also available for 12 and 43 month terms.

RESULTS OF OPERATIONS

1997 COMPARED WITH 1996

GENERAL

To enhance the comparability for the following discussion of the results of operations, the operating results for 1996 are presented on a pro forma basis assuming the BGII acquisition had occurred prior to the start of the 1996 year. The acquisition of BGII actually occurred on June 18, 1996.

GAMING EQUIPMENT AND SYSTEMS

For the year ended June 30, 1997, Gaming Equipment and Systems reported revenues of $134.7 million, an increase of 2%, compared to revenues of $132.3 million in the prior year. Bally Gaming reported shipments of approximately 18,200 new gaming machines, an increase of 1% compared to shipments of approximately 18,000 in the prior year. The volume improvement resulted primarily from a general increase in replacement demand from existing casinos offset by a lower number of new casino openings in the year ended June 30, 1997. By market segment, Bally Gaming's unit sales for the current year consisted of approximately 8,300 units to the Nevada and Atlantic City markets, 7,600 units to international markets and 2,300 units to riverboats, Native American and other domestic markets. Bally Gaming reported revenues from the sale of new gaming machines of $96.7 million, an increase of 6%, compared to $91.3 million in the prior year due to higher unit volume and higher average selling prices of new machines. Bally Systems reported revenues of $22.3 million, an increase of 22%, compared to revenues of $18.2 million in the prior year period.

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

Bally Systems revenue improvement resulted primarily from increased shipments to new installations such as New York-New York, Casino Niagara, Casino Rama, and the Harrah's Riverboat and Players Island Casinos in St. Louis.

For the year ended June 30, 1997, gross profit margins improved to 37% from 35% in the prior year period. The gross margin improvement resulted primarily from a higher average sales price for new machines and the impact of higher Bally Systems sales. Gaming Equipment and Systems reported operating income of $10.6 million, a decrease of 23%, compared to operating income of $13.8 million in the prior year period. The operating income decrease resulted primarily from greater selling, general and administrative expenses (including higher research and development costs) and the impact of greater depreciation expense from amortizing goodwill and other intangibles as a result of the BGII acquisition, partially offset by the aforementioned revenue and gross margin increases.

WALL MACHINES AND AMUSEMENT GAMES

For the year ended June 30, 1997, Wall Machines and Amusement Games reported revenues of $131.9 million, an increase of 23%, compared to revenues of $107.1 million in the prior year. The revenue improvement resulted primarily from an 87% increase in new wall machine units sold as Wall Machines and Amusement Games expanded its market share due to popularity of its product offerings and, to a lesser extent, demand increased as a result of a change in German regulations effective January 1, 1997, requiring all wall machines to have internal meters to track play. In addition, Wall Machines and Amusement Games enhanced its leasing program whereby new wall machines are leased to customers pursuant to operating leases which provide a stream of revenues and cash flows over the term of the leases which range from six months to three and one half years. For the year ended June 30, 1997, Wall Machines and Amusement Games leased approximately 4,000 new wall machines, which is a 300% increase from the prior year period. Revenues were unfavorably impacted by a decrease in amusement game sales as operators weighted their mix of capital expenditures toward new wall machines. The currency translation impact of the fluctuation of the German mark versus the U.S. dollar reduced revenues by $12.2 million during the current year.

For the year ended June 30, 1997, gross profit margin improved to 48% from 39% in the prior year. The gross margin improvement resulted primarily from the favorable impact of greater production volume in Wall Machines and Amusement Games' production facility. Wall Machines and Amusement Games reported operating income of $23.3 million, an increase of 207%, compared to $7.6 million in the prior year period. The operating income improvement resulted primarily from the aforementioned revenue and gross margin increases, partially offset by an increased provision for doubtful receivables as well as higher selling, general and administrative expenses due to increased marketing costs.

ROUTE OPERATIONS

For the year ended June 30, 1997, the Route Operations business unit reported total revenues of approximately $127.0 million, an increase of 16%, compared to revenues of $110.0 million in the prior year. Revenues from Nevada route operations increased approximately $15.0 million (16%) over the prior year. This increase was attributable to an increase in the average net win per gaming machine per day of 8% to $52.40 from $48.60 in the prior year and an increase in the weighted average number of gaming machines during the current year of 7% to 5,660 units as compared to 5,290 units in the prior year. Gamblers' Bonus, a cardless club and player tracking system launched in December 1995, had a favorable impact on the net win per day. As of June 30, 1997, the Gamblers' Bonus product was installed in approximately 1,500 gaming machines at 130 locations statewide. Revenues from route operations in Louisiana increased $2.0 million (12%) primarily as a result of an improvement in the net win per gaming machine per day of 8% to $74.10 from $68.50 in the prior year and a 3% increase in the average number of machines to 700 from 680 in the prior year.

For the year ended June 30, 1997, cost of revenues for Route Operations totaled $95.7 million, an increase of $11.5 million (14%) compared to the prior year. As a percentage of revenues, costs of revenues improved to 75.4% from 76.6% in the prior year. Cost of revenues for Nevada route operations increased 14% as compared to the prior year, but, as a percent of related revenues, improved to 77.3% from 79.0% in the prior year due primarily to higher revenues

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

while costs associated with new and renewed contracts remained relatively flat. Costs of revenues for route operations in Louisiana increased 13% primarily as a result of the increase in revenues. As a percent of related revenues, cost of revenues for route operations in Louisiana increased to 64.2% from 63.3% in the prior primarily due to a slight increase in the percentage of revenues paid to the Fairgrounds Racetrack. Cost of route revenues for Route Operations includes rents under both space lease and revenue sharing arrangements, gaming taxes and direct labor, including related payroll taxes and benefits.

In the year ended June 30, 1996, Nevada route operations incurred unusual items totaling $2.1 million. Reserves were increased by $1.4 million for certain parts inventories which became obsolete and were subsequently disposed of due to the impact of recent technological changes to gaming devices being deployed as a result of the new Gambler's Bonus product. In addition an accrual of $0.7 million was established to reserve for the present value of the future lease payments for one small casino location for which cash flows received under the participation agreement are currently inadequate to service the building lease paid by the Company.

For the fiscal year ended June 30, 1997, the Route Operations business unit reported operating income of $13.1 million, an increase of 41% compared to operating income of $9.3 million in the prior year. The operating income improvement resulted from the aforementioned increase in revenues and the improvement in operating costs as a percentage of revenues and the lack of unusual items in the current year, partially offset by an increase in selling, general, and administration expenses, primarily greater marketing costs at both operations and an increased provision for doubtful receivables for the Nevada route operations.

CASINO OPERATIONS

For the year ended June 30, 1997, the Casino Operations business unit reported revenues of $51.5 million, an increase of 13%, compared to revenues of $45.4 million in the prior year excluding revenues from closed casinos and taverns as described below. This increase is due to a 17% increase at the Rainbow Casino and a 2% increase at the Rail City Casino. The improvement at the Rainbow Casino was attributable to the continuing impact of its direct marketing campaigns and a higher average market share than in the prior year. Revenues during the current year at the Rail City Casino were adversely impacted by severe weather in the Reno area during the third quarter and an internal remodeling project, which has now been completed.

For the year ended June 30, 1997, the cost of revenues for Casino Operations increased 13% to $22.3 million compared to $19.8 million in the prior year excluding cost of revenues from closed casinos and taverns. As a percentage of revenues, the costs of revenues improved slightly to 43.3% compared to 43.6% in the prior year. As a percent of related revenues, cost of revenues for the Rainbow Casino increased to 37.1% from 36.4% in fiscal 1996 primarily due to increased costs associated with taking over operations at the newly remodeled restaurant . Cost of revenues for the Rail City, as a percent of related revenues, improved to 64.1% from 64.7% in the prior year due primarily to higher revenues while direct costs remained relatively stable. Cost of casino revenues includes cost of goods sold, gaming taxes, rent and direct labor including related taxes and benefits.

For the year ended June 30, 1997, the Casino Operations business unit reported operating income, net of casino royalty, of $10.7 million, an increase of 14%, compared to operating income of $9.4 million in the prior year. The operating income improvement resulted from the aforementioned increase in revenues and reduced operating costs as a percentage of revenues, partially offset by an increase in selling, general and administrative costs, principally due to increased marketing efforts at both locations. On August 12, 1997, the Company purchased from Hospitality Franchise Systems the right to receive royalty payments based on revenues of the Rainbow Casino. The Rainbow Casino royalty fees incurred during the fiscal year ended June 30, 1997 totaled $4.7 million.

REVENUES AND EXPENSES FOR CLOSED CASINOS AND TAVERNS

During the year ended June 30, 1996, the Company disposed of or terminated operations at several small casinos and taverns as these operations were not deemed to be compatible with the Company's long-term strategy. No revenues or

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

expenses were reported for these properties in the fiscal year ended June 30, 1997. For the fiscal year ended June 30, 1996, revenues for these properties are included in Casino Operations revenues and totaled $3.1 million. The related costs of revenues are included in cost of Casino Operations and totaled $2.3 million. The related selling, general and administrative expenses totaled $1.1 million.

CONSOLIDATED

The following discussion of the Company's consolidated results of operations for the year ended June 30, 1997 is presented in comparison to the actual consolidated results of operations for the prior year which include the results of operations of the Gaming Equipment and Systems and Wall Machines and Amusement Games business units for only the last twelve days of the year ended June 30, 1996.

Total revenues for the year ended June 30, 1997 were approximately $445.1 million, an increase of $272.7 million (158%) over revenues of $172.4 in prior year. This increase is primarily due to the incremental revenues of $252.7 million from Gaming Equipment and System sales and Wall Machines and Amusement Games sales, as well as the aforementioned increases in revenues at both the Route Operations and Casino Operations business units.

Cost of revenues for the year ended June 30, 1997 were approximately $270.9, an increase of $155.4 million (135%) compared to $115.5 in prior year. This increase is due to the incremental cost of revenues of $143.7 million and from Gaming Equipment and System sales and Wall Machines and Amusement Games sales, as well as the aforementioned increases in cost of revenues at both the Route Operations and Casino Operations business units.

Selling, general and administrative expenses for the year ended June 30, 1997 were approximately $100.4 million, an increase of $69.8 million (228%) compared to costs of $30.6 for the prior year. This increase is due to the impact of including the Gaming Equipment and Systems and the Wall Machines and Amusement Games business units expenses for the entire year and higher legal and professional fees in the current year, partially offset by cost savings such as elimination of certain duplicative costs.

Provision for doubtful receivables for the year ended June 30, 1997 was $9.1 million, an increase of $8.1 million from the prior year. The increase was due primarily to the impact of including the provisions related to the Gaming Equipment and Systems and the Wall Machines and Amusement Games business units for the entire year, as well as the aforementioned increase in the provision at the Route Operations. Depreciation and amortization for the fiscal year ended June 30, 1997 was $22.6 million, an increase of 105% compared to depreciation and amortization of $11.0 million in the prior fiscal year. This increase is due to the inclusion of Gaming Equipment and Systems and Wall Machine and Amusement Game depreciation and amortization in the entire fiscal year, higher depreciation and amortization in the Route Operations business unit and the impact of amortizing goodwill and other intangibles resulting from the BGII acquisition.

During the year ended June 30, 1996, the Company expensed direct acquisition costs related to the acquisition of BGII, totaling $55.8 million. Such costs included the $30.1 million non-cash, accounting loss on the debenture conversion portion of the financing for the acquisition, plus legal, accounting, financial advisory, printer, SEC filing fees and other related expenses.

During the year ended June 30, 1997, the Company incurred $0.7 million in unusual items related primarily to separation costs of Alliance personnel subsequent to the BGII acquisition. During the year ended June 30, 1996, the Company incurred $5.5 million in unusual items including a provision of $3.4 million to fully reserve the net book value of assets that the Company deemed impaired and the aforementioned unusual items at its Route Operations business unit of $2.1 million.

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

INTEREST INCOME AND EXPENSE AND INCOME TAXES

Net interest expense in the year ended June 30, 1997, increased to $22.0 million, an increase of 201% compared to the net interest expense of $7.3 million in the prior year. The increase is due primarily to interest on the Company's 12 7/8% Senior Secured Notes due 2003 which were issued in June 1996, partially offset by lower interest expense on the Company's 7 1/2% Convertible Debentures due 2003, substantially all of which were converted into equity as part of the financing of the BGII acquisition.

The Company recorded an income tax provision of $8.0 million in the year ended June 30, 1997, compared to a provision of $0.8 million in the prior year. The current year provision is due primarily to income taxes at Wall Machines and Amusement Games and domestic state income taxes. The effective tax rate is 58%, which resulted from taxable income currently being generated in Germany, which has a higher effective rate than in the U.S. At June 30, 1997, the Company has net operating loss carry forwards for federal income tax purposes of approximately $21.5 million which are available to offset future federal taxable income, if any, expiring in the years 2007 through 2011. At June 30, 1997 the Company has foreign tax credit carry forwards of approximately $11.8 million and alternative minimum tax credit (AMT) carry forwards of approximately $1.5 million. Foreign tax credits are available to offset future taxes due in the U.S. on future foreign taxable income and expire between 1998 and 2002 unless utilized prior to such time. AMT credits are available to be carried forward indefinitely and may be utilized against regular U.S. corporate tax to the extent it does not exceed computed AMT calculations. In addition, the Company's annual limitation with respect to net operating losses is limited pursuant to
Section 382 of the Internal Revenue Code.

1996 COMPARED WITH 1995

General

The following discussion of the results of operations includes only the Company's two business units that existed prior to the acquisition of BGII on June 18, 1996. See the "Consolidated" section below for the impact of the BGII results for the 12 days prior to 1996 year-end.

ROUTE OPERATIONS

Total revenues from Route Operations for the year ended June 30, 1996 were approximately $109.9 million, an increase of $3.1 million (2.9%) over the prior year. Revenues from Nevada route operations increased approximately $1.8 million (2.0%) over the prior year. This increase was attributable to an increase in the average net win per gaming machine per day from $47.70 in the prior year to $48.60 in the current year and an increase in the weighted average number of gaming machines during the current year to 5,290 units as compared to 5,260 units in the prior year. During the year ended June 30, 1996 the Company received regulatory approval for its Gambler's Bonus product, and began installation into locations in Southern Nevada. The revenues at locations in which the Gambler's Bonus product has not been installed experienced a slight decrease in revenues in comparison to the prior year. Revenues from route operations in Louisiana increased $1.3 million (8.4%) primarily as a result of an expansion of operations from the opening of a new OTB parlor in October 1995. In addition, Louisiana revenues increased as a result of an improvement in the net win per gaming machine per day from $56.40 in the prior year to $68.50 in the current year, which resulted from higher revenues earned on a lower average number of machines. The average number of gaming machines in the Louisiana route operations decreased from 720 for the prior year to 680 for the current year.

Cost of revenues for Route Operations for the year ended June 30, 1996 totaled $84.2 million, an increase of $4.3 million (5.4%) over the prior year. Cost of revenues for Nevada route operations increased $3.5 million (5.4%) as compared to the prior year and increased slightly as a percent of related revenues due primarily to increased costs associated with new and renewed contracts. Costs of revenues for route operations in Louisiana increased $0.8 million (7.6%) primarily as a result of the increase in revenues. As a percent of related revenues, cost of revenues for Route

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

Operations in Louisiana remained relatively constant, at approximately 63.8%. Cost of route revenues for Route Operations includes rents under both space lease and revenue sharing arrangements, gaming taxes and direct labor, including related payroll taxes and benefits.

In the year ended June 30,1996, Nevada route operations incurred unusual items totaling $2.1 million. Reserves were increased by $1.4 million for certain parts inventories which became obsolete and were subsequently disposed of due to the impact of recent technological changes to gaming devices being deployed as a result of the new Gambler's Bonus product. In addition an accrual of $0.7 million was established to reserve for the present value of the future lease payments for one small casino location for which cash flows received under the participation agreement are currently inadequate to service the building lease paid by the Company.

For the year ended June 30, 1996, the Route Operations business unit reported operating income of $13.1 million, an increase of 7% compared to operating income of $12.2 million in the prior year. The operating income improvement resulted from the aforementioned increase in revenues partially offset by a slight increase in operating costs as a percentage of revenues. Selling, general and administrative expenses related to Route Operations for the current year remained relatively flat from the prior year.

CASINO OPERATIONS

Revenues from Casino Operations for the year ended June 30, 1996 were approximately $45.4 million (excluding revenues of closed casinos and taverns as discussed below), an increase of $27.1 million or 149.3% from the prior year. This increase is due primarily to the impact of the Rainbow Casino in Vicksburg, Mississippi. Due to a change in Rainbow Casino's ownership structure on March 29, 1995, the Company began consolidating the results of the Rainbow Casino and thus the prior year included only three months of the Rainbow Casino results of operations. The current year results reflect twelve months of Rainbow Casino operations plus the impact of having all of the amenities of the facility in operation for the full year. Rainbow Casino revenues were $33.9 million for the current year compared to $7.6 million in the prior year. During the approximately nine-month period ended March 29, 1995, the Company recorded royalty income from the Rainbow Casino of $0.9 million, and such royalty was terminated upon the change in ownership referred to above. Revenues from the Rail City Casino were relatively flat at $11.5 million, resulting from lower patronage during the first six months of the current year during which there was significant road construction near the property offset by increased revenues from improved casino ambiance after the completion of an internal remodeling project and a successful series of marketing campaigns to attract local patrons back to the casino after completion of the nearby road construction.

The cost of revenues for Casino Operations for the year ended June 30, 1996, including costs of food and beverage revenues, were approximately $19.8 million, an increase of $9.6 million or 94.6% compared to the prior year. The increase is primarily due to the aforementioned impact of the Rainbow Casino operations. The cost of revenues at the Rail City Casino were relatively flat at $7.4 million. Cost of casino revenues includes cost of goods sold, gaming taxes, rent and direct labor, including related taxes and benefits.

For the year ended June 30, 1996, the Casino Operations business unit reported operating income, net of casino royalty, of $9.4 million, an increase of 261%, compared to operating income of $2.6 million in the prior year. The operating income improvement resulted from the aforementioned impact of the Rainbow Casino operations, partially offset by higher selling, general and administrative costs at the Rail City Casino primarily for the marketing campaigns to attract local patrons back to the casino after completion of the nearby road construction. The Rainbow Casino royalty fees incurred during the year ended June 30, 1996 totaled $4.1 million.

REVENUES AND EXPENSES FOR CLOSED CASINOS AND TAVERNS

During the years ended June 30, 1995 and 1996 the Company disposed of or terminated operations at several small casinos and taverns, as these operations were not deemed to be compatible with the Company's long-term strategy. Revenues for these properties are included in casino revenues and totaled $6.1 million and $3.1 million for the years ended June 30, 1995 and 1996, respectively and the related costs of revenues are included in casino cost of revenues

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

and totaled $4.1 million and $2.3 million for such periods, respectively. The related selling, general and administrative expenses totaled $1.8 million and $1.1 million for the years ended June 30, 1995 and 1996, respectively.

CONSOLIDATED

Total revenues for the year ended June 30, 1996 were approximately $172.4 million, an increase of $40.4 million (30.6%) over fiscal year 1995. This increase is due to Gaming Equipment and Systems and Wall Machines and Amusement Games revenues of $13.9 million during the post-acquisition period as well as the aforementioned increases in revenues at both the Route Operations and Casino Operations business units.

Cost of revenues for the year ended June 30, 1996 increased to $115.5 million (22.7%) over the prior year due to Gaming Equipment and Systems and Wall Machines and Amusement Games cost of revenues of $9.2 million during the post-acquisition period as well as the aforementioned increases in cost of revenues at both the Route Operations and Casino Operations business units. The total cost of revenues as a percentage of total revenues, including those of Gaming Equipment and Systems and Wall Machines and Amusement Games in the post-acquisition period improved by 4.1% compared to the prior year.

Selling, general and administrative expenses for the year ended June 30, 1996 were approximately $30.6 million, an increase of $2.4 million (8.5%) from the prior year. After excluding the prior year unusual item of compensation expense of $1.3 million, the increase was primarily due to Gaming Equipment and Systems and Wall Machines and Amusement Games selling, general and administrative expenses of $2.0 million during the post-acquisition period as well as the aforementioned increases at the Casino Operations business unit.

Provision for doubtful receivables for the year ended June 30, 1996 increased $0.6 million from the prior year. The increase was due primarily to a $0.4 million provision for specifically identified bad debt accounts in the Company's Route Operations business unit and the impact of including Gaming Equipment and Systems and the Wall Machines and Amusement Games business units provisions in the post-acquisition period of $0.2 million.

During the years ended June 30, 1995 and 1996, the Company expensed direct acquisition costs of $1.7 million and $55.8 million, respectively. Such costs for the 1996 year include the $30.1 million non-cash, accounting loss on the debenture conversion portion of the financing for the BGII acquisition, plus legal, accounting, financial advisory, printer, SEC filing fees and other related expenses.

During the year ended June 30, 1996, the Company incurred $5.5 million in unusual items, including a provision of $3.4 million to fully reserve the net book value of assets that the Company deemed impaired and the aforementioned unusual items at its Route Operations business unit of $2.1 million.

INTEREST INCOME AND EXPENSE AND INCOME TAXES

In the year ended June 30, 1996, interest income decreased $1.2 million from the prior year to $1.6 million, resulting from a decline in the level of cash invested during the 1996 year. In the 1996 year, interest expense increased $0.8 million from the prior year to $8.9 million. This increase was a result of the aforementioned impact of consolidating the Rainbow Casino results of operations for the full twelve months in the 1996 year, plus additional borrowings at the Rainbow Casino to complete the facility, and, to a lesser extent, the interest expense associated with the Senior Secured Notes, offset by the reduction in interest associated with the $83.4 million of the convertible debentures which converted into equity instruments.

The provision for income taxes in the year ended June 30, 1996 year increased $0.5 million from the prior year to $0.8 million. This increase was a result of a provision for alternative minimum tax due to the taxable nature of the conversion of the Company's old convertible debentures for new convertible debentures in the exchange offer, increased state income taxes in Louisiana and the tax effects related to the accounting for unrealized gains and losses on the BGII stock classified for accounting purposes as available for sale prior to consummation of the BGII acquisition.

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

RISK FACTORS

This Annual Report on Form 10-K and the Company's other filings with the Securities and Exchange Commission may contain forward-looking statements. Set forth below are certain important factors that could cause actual results to differ materially from those in such statements.

HIGH LEVERAGE; ABILITY TO SERVICE DEBT

After the completion of the Refinancing, the Company has a substantially increased amount of indebtedness. As of June 30, 1997, after giving effect to the Refinancing, the aggregate outstanding principal amount of the Company's long-term indebtedness including current maturities would have been $302.6 million, versus long-term indebtedness including current maturities prior to the Refinancing of $173.8 million. Following the Refinancing, the Company also has available to it up to $90.0 million in borrowing capacity under the Revolving Credit Facility, of which $14.5 million was used to repay outstanding indebtedness under existing credit lines. On a pro forma basis after giving effect to the Refinancing (assuming the Refinancing occurred June 30, 1996) and the use of proceeds thereof, the Company's ratio of earnings to fixed charges (excluding the imputed fixed charges for contingent rental expense related to revenue-sharing agreements in its Route Operations of approximately $23.0 million annually) would have been 1.4x for the year ended June 30, 1997. On a pro forma basis, the Company would have had a net capital deficiency at June 30, 1997 of $24.9 million, reflecting a reduction in paid-in capital of $16.4 million for the difference between liquidation value and book value for the Series B Preferred Stock and a larger accumulated deficit resulting from the $19.0 million Rainbow Royalty Buyout, the premium on the redemption of the 12 7/8% Notes, write-off of the deferred financing costs and initial discount related to the 12 7/8% Notes and a portion of the fees and expenses of the Refinancing.

The new credit facility and the indenture contain a number of significant covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries to dispose of assets, incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests (as defined) or subordinated indebtedness, issue or sell equity interests of the Company's subsidiaries (as defined), engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. There can be no assurance that such restrictions will not adversely affect the Company's ability to finance its future operations or capital needs or engage in other business activities that may be in the interest of the Company. In addition, the new credit facility also requires the Company to maintain compliance with certain financial ratios. The ability of the Company to comply with such ratios may be affected by events beyond the Company's control. A breach of any of these covenants or the inability of the Company to comply with the required financial ratios could result in a default under the new credit facility. In the event of any such default, the lenders under the new credit facility could elect to declare all borrowings outstanding under the new credit facility, together with accrued interest and other fees, to be due and payable, to require the Company to apply all of its available cash to repay such borrowings or to prevent the Company from making debt service payments on the Senior Subordinated Notes, any of which would be an event of default under the Senior Subordinated Notes. If the Company were unable to repay any such borrowings when due, the lenders could proceed against their collateral. If the indebtedness under the new credit facility or the Notes were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay such indebtedness in full.

The Company's obligations to make principal and interest payments on outstanding indebtedness, and to comply with the covenants in the Indenture and the agreements governing borrowings under the new credit facility, will have several important effects on its future operations including the following: (i) the portion of the Company's cash flow from operations which will be dedicated to the payment of principal and interest on its indebtedness will not be available for other purposes; (ii) certain of the Company's borrowings are at variable rates of interest, which could result in higher expense in the event of increases in interest rates; (iii) the Company may be more vulnerable to downturns in its business or in the general economy and may be restricted from making acquisitions, introducing

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

new technologies or exploiting business opportunities; and (iv) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, general corporate or other purposes may be impaired. Additionally, the Company's ability to meet its debt service obligations and to reduce its total debt will be dependent upon the Company's future performance, which will be subject to general economic and regulatory conditions and to financial, business and other factors affecting the operations of the Company, many of which are beyond its control.

No assurance can be given that the Company will be able to generate the cash flow necessary to permit the Company to meet its fixed charges and repayment obligations. Any inability of the Company to service its fixed charges and repayment obligations would have a significant adverse effect on the Company.

OPERATING HISTORY--RECENT LOSSES

The Company incurred net losses of $10.8 million and $59.9 million (including $55.8 million of costs related to the BGII acquisition) for its fiscal years ended June 30, 1995 and 1996, respectively, and net income of $5.8 million for the fiscal year ended June 30, 1997. In conjunction with the Refinancing, the Company incurred fees, expenses and charges totaling approximately $78.4 million, including the premium on the repurchase of the 12 7/8% notes of $27.7 million and $16.4 million for the difference between the carrying value and the liquidation value of the Series B Preferred Stock, which will be recorded in the quarter ended September 30, 1997. There can be no assurance that the Company will be profitable, and that there will not be similar or other unusual or non-recurring charges, in the future.

COMPETITION

Gaming Equipment and Systems. The market for gaming machines is extremely competitive, and there are a number of established, well-financed and well-known companies producing machines that compete with each of Gaming's product lines in each of Gaming's markets. The domestic market for gaming machines is dominated by a single competitor, International Game Technology ("IGT"), with a number of smaller competitors in the field. In addition, certain technology-oriented companies have recently entered or may enter the gaming machine market. Management believes that some of these competitors have greater capital resources than the Company. Competition among gaming machine manufacturers, particularly with respect to sales of gaming machines into new and emerging markets, is based on competitive customer pricing and financing terms, appeal to the player and quality of the product, and having an extensive distribution and sales network. Sales to established casinos in Nevada normally require completion of a successful trial period for the machines in the casino.

The competition for the computerized monitoring systems designed and sold by Systems currently consists of IGT, Casino Data Systems and, to a lesser extent, Acres Gaming, Inc., Gaming Systems International, Inc. and Mikohn Gaming Corporation. Competition is keen in this market due to the number of providers and the limited number of casinos and the jurisdictions in which they operate. Pricing, product feature and function, accuracy, and reliability are all main factors in determining a provider's success in selling its system. Systems believes the future success of its operations will be determined by its ability to bring new and innovative products to the marketplace while at the same time maintaining the base of loyal existing customers.

Wall Machines and Amusements Games. Germany's wall machine manufacturing industry is dominated by Bally Wulff and two of its competitors. Management believes these three entities collectively account for more than 90% of the entire market for wall machines (which exists almost exclusively in Germany). Bally Wulff's two major competitors have greater resources than the Company and own and operate a significant number of arcades, which gives them a competitive advantage arising from a built-in market for their games and the ability to test market new games in their own arcades. In addition, wall machines compete for floor space in arcades with token machines, which are not subject to the strict German licensing requirements governing wall machines.

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

Route Operations. The competition for obtaining and renewing route contracts in Nevada is high and continues to intensify. Such competition has, over time, reduced the Company's gross profit margins for such operations. In addition, such competition has required the Company to provide financial incentives to retain or obtain certain route locations. Such incentives include long-term lease commitments, guarantees of leases in favor of owners of local establishments, substantial advance deposits, payments of lease rentals in advance and loans for buildings and tenant-improvement costs. Although the Company believes that it now has adequate procedures for evaluating and managing such risks, historically substantial losses have been incurred in connection with such transactions reflecting, in part, former management's willingness to accept higher levels of risk to further its policy of emphasizing market share. Notwithstanding the change in the Company's business strategy to one emphasizing profitability rather than market share, the future success of the Company's Route Operations will continue to be dependent to some extent on its ability and willingness to provide such financial inducements. Although the Company has historically generated sufficient new route contracts to offset the loss of old route contracts, due to increased competition, the increased sophistication and bargaining power of customers and possibly other factors not yet known, there can be no assurance that the Company will be able to obtain new route contracts or renew or extend its route contracts upon their expiration or termination, or that, if renewed or extended, the terms will be favorable to the Company. In Louisiana, the Company's Route Operations at the racetrack and OTBs compete with various truck stops and locations with liquor licenses throughout the New Orleans area, as well as riverboat gaming and one land-based casino which may re-open in New Orleans.

Casino Operations. The operation of casinos is also a highly competitive business. The principal competitive factors in the industry include the quality and location of the facility, the nature and quality of the amenities and customer services offered and the implementation and success of marketing programs. In Sparks, Nevada, the principal competition for the Company's operations comes from larger casinos focusing on the local market. The Company's Rainbow Casino in Vicksburg, Mississippi faces intense direct competition from other gaming facilities serving this market. Competition from casinos in nearby locations may also be reducing the market area from which Vicksburg casinos draw most of their patrons. Moreover, additional potential gaming sites remain in and around Vicksburg and Sparks; some of these sites may be closer to larger population centers and, if developed, might enjoy a competitive advantage over the Company's casinos.

PRODUCT DEVELOPMENT

The future success of the Company depends to a large extent upon its ability to design, manufacture and market technologically sophisticated products that achieve high levels of player acceptance. The development of a successful new product or product design by a competitor could adversely affect sales of the Company's products and force it to respond quickly with its own competing products. The Company's plans with respect to the introduction of more sophisticated technology into the electronic gaming machine market are designed to lead to an increase in market share and profitability for the Company. However, there is no assurance that any such products will be developed, or that if developed they will receive necessary regulatory approvals or be commercially successful.

SALES TO NON-TRADITIONAL GAMING MARKETS

The continued growth of the non-traditional markets outside of Nevada and Atlantic City for electronic gaming machines is contingent upon the public's acceptance of these markets and an ongoing regulatory approval process by Federal, state and local governmental authorities. The Company cannot predict which new jurisdictions or markets, if any, will approve the operation of electronic gaming machines, the timing of any such approval or the level of the Company's participation in any such markets or that jurisdictions currently permitting gaming will continue to do so in the future.

FOREIGN OPERATIONS

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

The Company's business in foreign markets is subject to the risks customarily associated with such activities. These risks include fluctuations in foreign currency exchange rates and controls, expropriation, nationalization and other economic, tax and regulatory policies of local governments as well as the laws and policies of the United States affecting foreign trade and investment. The Company does not generally enter into foreign exchange contracts to hedge its exposure to foreign exchange rate fluctuations. In addition, the proposed conversion of currency in Germany from the Deutschemark to the Euro will require the Company to redesign new and, possibly, existing Bally Wulff wall machines and gaming devices to accept such new currencies, the financial impact of which is uncertain.

DEPENDENCE ON KEY PERSONNEL

The success of the Company will be dependent, to a significant extent, upon the continued services of a relatively small group of executive personnel. The loss or unavailability of one or more of such executive officers or the inability to attract or retain key employees in the future could have an adverse effect upon the Company's operations. In December 1996, the Company's President and Chief Executive Officer stepped down as the Company's strategic direction changed after the BGII acquisition. In June, 1997, the Company named Morris Goldstein as its President and Chief Executive Officer.

STRICT REGULATION BY GAMING AUTHORITIES

The manufacture and distribution of gaming machines and the conduct of gaming operations is subject to extensive Federal, state, local and foreign regulation by various gaming authorities (each, a "Gaming Authority"). Although the laws and regulations of the various jurisdictions in which the Company operates vary in their technical requirements and are subject to amendment from time to time, virtually all these jurisdictions require licenses, permits, documentation of the qualification, including evidence of integrity and financial stability, and other forms of approval for companies engaged in gaming operations and the manufacture and distribution of gaming machines as well as for the officers, directors, major stockholders and key personnel of such companies. The Company and its key personnel have obtained, or applied for, all government licenses, registrations, findings of suitability, permits and approvals necessary for the manufacture and distribution, and operation where permitted, of its gaming machines in the jurisdictions in which it currently does business. However, there can be no assurance that such licenses, registrations, findings of suitability, permits or approvals will be given or renewed in the future or that the Company will obtain the licenses necessary to operate in emerging markets.

Gaming was previously licensed by the New Jersey Commission as a gaming-related casino service industry, which is required by the New Jersey Casino Control Act in order for the Company to sell gaming devices and systems in New Jersey. Due to the change of ownership of Gaming as a result of the BGII acquisition, Gaming's New Jersey license was invalidated. Prior to the change of ownership of Gaming and in anticipation of same, the Company submitted an application for casino service industry licensure. The New Jersey Commission deemed the application complete and, as a result, since the BGII acquisition the Company's operations in New Jersey have continued uninterrupted pursuant to transactional waivers which have been granted by the New Jersey Commission on a six-month blanket basis for parts and service and on a sale-by-sale basis for all other products pending final action on the Company's license application.

The Company's business is dependent on regulatory requirements. For example, recurring demand exists for Bally Wulff's products because German regulations limit the permissible use of wall machines to a period of four years. A change in applicable regulations could adversely affect the market for the Company's products and services.

The Company currently has an agreement with Fair Grounds Corporation, Jefferson Downs Corporation and Finish Line Management Corporation to be the exclusive operator of video poker machines at the only racetrack and ten associated OTBs in the greater New Orleans area. On November 5, 1996 voters in Louisiana approved a proposition to allow video poker to continue in six of the seven parishes in which the Company operates off-track betting locations in the greater New Orleans area. In addition, voters approved video poker in three parishes in the

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

greater New Orleans area where the Company currently does not operate. In the one parish in which the Company operates where video poker was voted down, the Company will be allowed to continue to conduct business through June 30, 1999. For the nine months ended March 31, 1997, the two off-track betting locations in this parish accounted for $1.7 million of revenues and approximately 11% of operating income of the Company's Route Operations in Louisiana or approximately 1% of the Company's operating income. These operations also depend on the financial viability of the racetrack, which is beyond the control of the Company. See "Business--Gaming Regulations and Licensing".

GAMING TAXES AND VALUE ADDED TAXES

Gaming operators are typically subject to significant taxes and fees in addition to corporate income taxes, and such taxes and fees are subject to increase at any time. Any material increase in these taxes or fees, which could occur prospectively or retroactively, would adversely affect the Company. Sales of Bally Wulff's products in Germany are generally subject to value added taxes ("V.A.T."). The operations of Bally Wulff had benefitted from a special tax rebate that was phased out from January 1, 1992 to January 1, 1994. During 1995, Bally Wulff increased the amount of V.A.T. reserves by $1.0 million as a result of developments to date in an ongoing quadrennial audit of Bally Wulff's tax returns for the years 1988 through 1991. The German tax authorities have proposed preliminary adjustments which range from approximately $1.4 million (which has been accrued) to approximately $5.0 million. The German Federal Constitutional Court recently let stand a regulation that permits local municipalities to impose additional taxes on gaming machine operators. In the past, the imposition of such taxes by certain municipalities has adversely affected Bally Wulff's sales. There can be no assurance that municipalities will not impose new taxes or raise existing taxes in the future.

The Company pays and expects to continue to pay substantial taxes and fees in Nevada, Louisiana and Mississippi and expects to pay substantial taxes and fees in any other jurisdiction in which it conducts gaming operations. There can be no assurance as to future increases in taxation on gaming operations.

CHANGE OF CONTROL

Upon the occurrence of a Change of Control (as defined), each holder of the Senior Subordinated Notes may require the Company to repurchase the Senior Subordinated Notes held by such holder at 101% of the principal amount thereof, plus accrued interest to the date of repurchase. The new credit facility prohibits the Company from purchasing any Senior Subordinated Notes, and provides that the occurrence of certain change of control events with respect to the Company would constitute a default thereunder. In the event of a change of control, the Company must offer to repay all borrowings under the new credit facility or obtain the consent of its lenders under the credit agreement to the purchase of Senior Subordinated Notes. If the Company does not obtain such a consent or repay such borrowings, the Company will remain prohibited from purchasing Senior Subordinated Notes. In such case, the Company's failure to repurchase tendered Senior Subordinated Notes would constitute a default under the indenture, which, in turn, would constitute a default under the new credit facility. There can be no assurance that the Company will have the financial ability to purchase the Senior Subordinated Notes upon the occurrence of a change of control. There can be no assurance that the Company will be able to comply with all of its obligations under the new credit facility, the indenture, and its other indebtedness upon the occurrence of a change of control.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements, including the notes thereto, and supplementary financial information are listed in Part IV, Item 14, of this Report and included after the signature page beginning at page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

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

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)     Documents filed as part of this report:                                         PAGE
                                                                                        ----
1.      Financial Statements:

        Independent Auditors' Report                                                     F-1

        Consolidated Balance Sheets as of June 30, 1996 and 1997                         F-2

        Consolidated Statements of Operations for the Years Ended
        June 30, 1995, 1996 and 1997                                                     F-3

        Consolidated Statements of Stockholders' Equity for the
        Years Ended June 30, 1995, 1996 and 1997                                         F-4

        Consolidated Statements of Cash Flows for the Years
        Ended June 30, 1995, 1996 and 1997                                               F-5

        Notes to Consolidated Financial Statements                                       F-6

2.      Consolidated Supplemental Schedules:

        Not applicable.

3.      Exhibits:


EXHIBIT
NUMBER        DESCRIPTION
------        -----------
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

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

EXHIBIT
NUMBER        DESCRIPTION
------        -----------
3.2      Revised By-Laws of the Registrant (incorporated herein by reference to
         Alliance's Form 10-K for the year ended June 30, 1994.)

3.4      Certificate of Designations, Preferences, and Relative, Participating,
         Optional and Other Special Rights of Special Stock and Qualifications,
         Limitations and Restrictions of 11 1/2% Non-Voting, Pay-in-Kind Special
         Stock, Series E (incorporated herein by reference to Exhibit 9(c)(5) to
         Amendment No. 1 to Alliance's Schedule E-4 dated May 9, 1996).

4.1 Form of Indenture among the Company, certain Guarantors referred to therein and United States Trust Company of New York, as Trustee, in respect of Alliance's 10% Senior Subordinated Notes due 2007 (including form of Senior Subordinated Note and Guarantee).

         The Registrant agrees to furnish to the Commission upon request copies of agreements with respect to its other long-term debt.

4.3      Credit Agreement among Alliance Gaming Corporation, Bally Wulff
         Vertriebs GmbH, Bally Wulff Automaten GmbH and various lenders, and
         Credit Suisse First Boston, dated August 8, 1997.

10.1     Loan and Warrant Agreement dated March 24, 1993 between United Gaming,
         Inc., Video Services, Inc. and Alfred H. Wilms (incorporated herein by reference to Alliance's Form 8-K dated March 31, 1992).

10.4 Alliance Gaming Corporation 1996 Long Term Incentive Plan (incorporated herein by reference to Alliance Form S-8 filed August 12, 1997).*

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

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

EXHIBIT
NUMBER        DESCRIPTION
------        -----------
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

10.28    Letter Agreement, dated as of June 29,1994, among United Gaming, Inc.,
         The Rainbow Casino

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

EXHIBIT
NUMBER        DESCRIPTION
------        -----------
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

10.36    Escrow Agreement, dated as of August 11, 1994, among United Gaming
         Rainbow, Inc., The Rainbow Casino Corporation, John A. Barrett, Jr.,
         Leigh Seippel and Butler, Snow, O'Mara, Stevens & Cannada, together with Agreement dated February 7, 1995, as amended July 11, 1994 between
         Rainbow Casino-Vicksburg Partnership, L.P. and the City of Vicksburg,
         Mississippi (incorporated herein by reference to Alliance's Form 8-K dated August 11, 1994).


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

10.46    Class B Note Payable, dated March 29, 1995, issued by RCVP to National
         Gaming Mississippi, Inc. (incorporated herein by reference to Alliance's Form 8-K dated March 29, 1995).

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

EXHIBIT
NUMBER        DESCRIPTION
------        -----------
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

10.56    Amendment No. 1 to the 1991 Incentive Plan of Bally Gaming
         International, Inc. effective February 6, 1993 (incorporated herein by reference to exhibit 10(iii)(b) included in BGII's Registration
         Statement No. 33-42227 on Form S-1 effective November 1, 1991).*

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

10.60    Amendment No. 1 to the 1991 Non-Employee Directors' Option Plan of
         Bally Gaming International, Inc. (incorporated herein by reference to exhibit 10(iii)(g) included in BGII's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).*

10.61    Amendment No. 2 to the 1991 Non-Employee Directors' Option Plan of
         Bally Gaming International, Inc. (incorporated by reference to S-4 registration statement No. 333-01527).*

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

EXHIBIT
NUMBER        DESCRIPTION
------        -----------
10.62    Amendment No. 3 to the 1991 Non-Employee Directors' Option Plan of
         Bally Gaming International, Inc. (incorporated by reference to Annex IV of S-4 registration statement No. 333-01527).*

10.64    Bally Gaming International, Inc. 1994 Stock Option Plan for
         Non-employee Directors, as amended (incorporated herein by reference to exhibit 10(iii)(k) included in BGII's Annual Report on Form 10-K for the period ended December 31, 1994.)

10.65    Employment Agreements, as amended, between Hans Kloss and each of Bally
         Wulff Automaten GmbH and Bally Wulff Vertriebs GmbH (incorporated herein by reference to exhibit 10(iii)(b) included in BGII's
         Registration Statement No. 33-42227 on Form S-1, effective November 3,
         1991).*

10.66    Third Amendments, dated June 2, 1993, to Employment Agreements between
         Hans Kloss and each of Bally Wulff Automaten GmbH and Bally Wulff
         Vertriebs GmbH (incorporated herein by reference to exhibit 99(c) included in BGII's Registration Statement No. 33-71154 on Form S-3 filed on November 1, 1993).*

10.70 Separation Agreement, dated as of November 5, 1996 between the Company and Steve Greathouse.*

10.71 Employment Agreement, dated as of March 31, 1995, between the Company and David D. Johnson (incorporated by reference to the Company quarterly report on Form 10-Q for March 31, 1997).*

10.72 Employment Agreement Supplement, dated as of August 29, 1996, between the Company and Joel Kirschbaum (incorporated by reference to the Company quarterly report on Form 10-Q for March 31, 1997).*

10.73 Employment Agreement Supplement, dated as of August 29, 1996, between the Company and Anthony DiCesare (incorporated by reference to the Company quarterly report on Form 10-Q for March 31, 1997).*

10.74 Employment Agreement, dated as of June 24, 1996, between the Company and Scott D. Schweinfurth (incorporated by reference to the Company quarterly report on Form 10-Q for March 31, 1997).*

10.75    Employment Agreement, dated as of June 17, 1997 between the Company and
         Morris Goldstein .*

10.76    Employment Agreement, dated July 1, 1997 between the Company and Joel
         Kirschbaum.*

10.77    Employment Agreement, dated July 1, 1997 between the Company and
         Anthony DiCesare .*

10.78 Agreement, between the Company and Kirkland Investment Corporation dated July 1, 1997 .

10.79    Amendment Number 1 to the agreement between the Company and Kirkland
         Investment Corporation dated July 1, 1997 .

21       Subsidiaries of the Registrant.

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K
                            YEAR ENDED JUNE 30, 1997

EXHIBIT
NUMBER        DESCRIPTION
------        -----------
23.1     Consent of KPMG Peat Marwick LLP

27.1     Financial Data Schedule


*       Management contract or compensatory plan or arrangement.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

(b)      Reports on Form 8-K:

         There were no reports filed on Form 8-K for the three months ended June 30, 1997.

(c)      See Item 14(a)(3) above.

(d)      See Item 14(a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE GAMING CORPORATION                           DATED: September  24, 1997


By   /s/ MORRIS GOLDSTEIN
  -------------------------------------
     Morris Goldstein,
     President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Name                           Title                                         Date
     ----                           -----                                         ----
/s/ MORRIS GOLDSTEIN                President and Chief Executive Officer         September 24, 1997
--------------------                (Principal Executive Officer)
Morris Goldstein


/s/ SCOTT D. SCHWEINFURTH           Sr. Vice President, Treasurer and Chief       September 24, 1997
-------------------------           Financial Officer (Principal Financial and
Scott D. Schweinfurth               Accounting Officer)



/s/ JACQUES ANDRE                   Director                                       September 24, 1997
-------------------
Jacques Andre


/s/ ANTHONY DICESARE                Director                                       September 24, 1997
--------------------
Anthony DiCesare


/s/ MICHAEL HIRSCHFELD              Director                                       September 24, 1997
----------------------
Michael Hirschfeld


/s/ JOEL KIRSCHBAUM                 Director                                       September 24, 1997
--------------------
Joel Kirschbaum


/s/ ALFRED H. WILMS                 Director                                       September 24, 1997
-------------------
Alfred H. Wilms

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Alliance Gaming Corporation:

We have audited the accompanying consolidated balance sheets of Alliance Gaming Corporation and Subsidiaries as of June 30, 1996 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Gaming Corporation and Subsidiaries as of June 30, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1997, in conformity with generally accepted accounting principles.



                              KPMG Peat Marwick LLP


Las Vegas, Nevada
September 3, 1997

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         (In 000's except share amounts)

                                                      ASSETS
                                                                                   June 30,         June 30,
                                                                                    1996              1997
                                                                                  ---------        ---------
Current assets:
   Cash and cash equivalents                                                      $  48,057        $  28,924
   Accounts and notes receivable, net of allowance for doubtful accounts
       of $17,727 and $21,929                                                        93,502           87,701
   Inventories, net of reserves of $9,484 and $8,856                                 41,656           37,329
   Other current assets                                                               8,354            9,627
                                                                                  ---------        ---------
         Total current assets                                                       191,569          163,581
                                                                                  ---------        ---------

Long-term notes receivable, net of allowance for doubtful accounts
    of  $1,770 and $1,972                                                            14,184            8,981
Leased equipment, net                                                                 3,507            7,902
Property, plant and equipment, net                                                   74,577           74,647
Excess of costs over net assets of acquired businesses,
     net of accumulated amortization of $422 and $1,723                              60,292           62,098
Intangible assets, net of accumulated amortization of $5,216 and $9,626              20,247           18,231
Deferred tax assets, net of valuation allowance                                       5,459           11,776
Other assets, net of reserves of $3,679 and $3,502                                    5,669            4,800
                                                                                  ---------        ---------
                                                                                  $ 375,504        $ 352,016
                                                                                  =========        =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                               $  16,240        $  14,270
   Accrued compensation and related costs                                             7,309            6,974
   Other accrued liabilities                                                         31,234           30,418
   Current maturities of long term debt                                              25,777            1,124
                                                                                  ---------        ---------
         Total current liabilities                                                   80,560           52,786
                                                                                  ---------        ---------

Senior Secured Notes, net of unamortized discount of  $3,071 and $2,776             150,929          151,224
Other long term debt, less current maturities                                        14,638           21,491
Deferred tax liabilities                                                              4,731           10,365
Other liabilities                                                                     2,100            2,068
                                                                                  ---------        ---------
         Total liabilities                                                          252,958          237,934
                                                                                  ---------        ---------

Minority interest                                                                     1,148            1,546
Series B Special Stock, $.10 par value, $100 liquidation value;
   684,551 and 754,198 shares issued and outstanding, net of discount                51,552           58,981

Commitments and contingencies
Stockholders' equity:
   Special Stock, 10,000,000 shares authorized:
      Series E, $100 liquidation value; 113,160 shares and 123,689 shares
        issued and outstanding                                                       11,316           12,368
  Common Stock, $.10 par value; 175,000,000 shares authorized,
     31,763,000 and 31,852,000 shares issued and outstanding                          3,176            3,185
Additional paid-in capital                                                          139,031          138,590
Cumulative translation adjustment                                                      (287)         (11,719)
Accumulated deficit                                                                 (83,390)         (88,869)
                                                                                  ---------        ---------
         Total stockholders' equity                                                  69,846           53,555
                                                                                  ---------        ---------
                                                                                  $ 375,504        $ 352,016
                                                                                  =========        =========

          See accompanying notes to consolidated financial statements.

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In 000's, except per share amounts)


                                                                       Years Ended June 30,
                                                            -------------------------------------------
                                                               1995             1996             1997
                                                            ---------        ---------        ---------
Revenues:
    Gaming equipment and systems                            $   ---          $  10,575        $ 134,734
    Wall machines and amusement games                           ---              3,356          131,934
    Route operations                                          106,854          109,938          127,028
    Casino operations                                          25,134           48,509           51,450
                                                            ---------        ---------        ---------
                                                              131,988          172,378          445,146
                                                            ---------        ---------        ---------
Costs and expenses:
   Cost of gaming equipment and systems                         ---              7,213           84,496
   Cost of wall machines and amusement games                    ---              2,022           68,426
   Cost of route operations                                    79,887           84,212           95,716
   Cost of casino operations                                   14,231           22,046           22,269
   Selling, general and administrative                         28,249           30,620          100,415
   Provision for doubtful receivables                             400            1,020            9,059
   Depreciation and amortization                                9,520           10,988           22,606
   Direct acquisition costs                                     1,669           55,843            ---
   Unusual items                                                2,293            5,498              700
                                                            ---------        ---------        ---------
                                                              136,249          219,462          403,687
                                                            ---------        ---------        ---------

Operating income (loss)                                        (4,261)         (47,084)          41,459

Other income (expense):
    Interest income                                             2,798            1,571            1,620
    Interest expense                                           (8,133)          (8,897)         (23,626)
    Rainbow royalty                                              (810)          (4,070)          (4,722)
    Minority interest                                            (397)            (963)          (1,092)
    Other, net                                                    317              301              139
                                                            ---------        ---------        ---------

Income (loss) before income taxes                             (10,486)         (59,142)          13,788

Income tax provision                                             (265)            (755)          (7,993)
                                                            ---------        ---------        ---------

Net income (loss)                                             (10,751)         (59,897)           5,785

Special Stock dividends, including repurchase premium           ---               (362)         (11,974)
                                                            ---------        ---------        ---------

Net loss applicable to common shares                        $ (10,751)       $ (60,259)       $  (6,189)
                                                            =========        =========        =========

Net loss per common share                                   $   (0.95)       $   (4.64)       $   (0.19)
                                                            =========        =========        =========

Weighted average common shares outstanding                     11,300           13,000           31,822
                                                            =========        =========        =========

          See accompanying notes to consolidated financial statements.

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (In 000's)


                                                          Initial Series
                                                           and Series E                                                   Total
                                       Common Stock        Special Stock     Additional           Unrealized  Cumulative   Stock-
                                  -------------------- --------------------   Paid-in    Accum.     Loss on  Translation  holders'
                                    Shares    Dollars    Shares    Dollars    Capital    Deficit  Securities  Adjustment  Equity
                                  ---------  --------- ---------  ---------  ---------- --------- ---------- ----------- ---------
Balances at June 30, 1994            10,506  $   1,051     1,333  $     133  $  26,716  $ (12,380) $    (421)       -    $  15,099

Net loss                                -          -         -          -          -      (10,751)       -          -      (10,751)
Shares issued for acquisition           712         71       -          -        3,683        -          -          -        3,754
Compensatory stock issued               250         25       -          -        1,288        -          -          -        1,313
Net change in unrealized loss on
  securities available for sale         -          -         -          -          -          -          105        -          105
Shares issued upon exercise of
  options                               186         18       -          -          447        -          -          -          465
                                  ---------  --------- ---------  ---------  ---------  ---------  ---------  ---------  ---------

Balances at June 30, 1995            11,654      1,165     1,333        133     32,134    (23,131)      (316)       -        9,985

Net loss                                -          -         -          -          -      (59,897)       -          -      (59,897)
Shares issued for acquisition and
  related financing                   2,145        215     7,496        -          -          -        7,711
Initial Series Special Stock
  converted into common stock         1,333        133    (1,333)      (133)       -          -          -          -          -
Conversion of subordinated
  debentures                         15,136      1,513       113     11,316     95,151        -          -          -      107,980
Common stock issued in
  private placement                   1,495        150       -          -        4,250        -          -          -        4,400
Special Stock dividend                  -          -         -          -          -         (362)       -          -         (362)
Net change in unrealized loss on
  securities available for sale         -          -         -          -          -          -          316        -          316
Foreign currency translation
  adjustment                            -          -         -          -          -          -          -         (287)      (287)
                                  ---------  --------- ---------  ---------  ---------  ---------  ---------  ---------  ---------

Balances at June 30, 1996            31,763      3,176       113     11,316    139,031    (83,390)       -         (287)    69,846

Net income                              -          -         -          -          -        5,785        -          -        5,785
Shares issued upon exercise of
   options                               92          9       -          -          281        -          -          -          290
Adjustments to acquisition
   consideration                         (3)       -         -          -          (12)       -          -          -          (12)
Special Stock dividends                 -          -          10      1,052        -      (11,264)       -          -      (10,212)
Special Stock repurchase premium        -          -         -          -         (710)       -          -          -         (710)
Foreign currency translation
   adjustment                           -          -         -          -          -          -          -      (11,432)   (11,432)
                                  ---------  --------- ---------  ---------  ---------  ---------  ---------  ---------  ---------

Balances at June 30, 1997            31,852  $   3,185       123  $  12,368  $ 138,590  $ (88,869)   $   -    $ (11,719) $  53,555
                                  =========  ========= =========  =========  =========  =========  =========  =========  =========


          See accompanying notes to consolidated financial statements.

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (In 000's)


                                                                           Years Ended June 30,
                                                                ---------------------------------------
                                                                   1995           1996           1997
                                                                ---------      ---------      ---------
Cash flows from operating activities:
   Net income (loss)                                            $ (10,751)     $ (59,897)     $   5,785
    Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation and amortization                                 9,520         10,988         22,606
      Amortization of debt discounts                                  297            245            807
      Loss on debenture conversion                                    -           30,079            -
      Writedown of other assets                                     2,796          6,095          1,075
      Loss on sale of assets                                          -              105          1,233
      Provision for doubtful receivables                              400          1,020          9,059
      Other                                                         1,282          1,544           (651)
  Change in operating assets and liabilities, net
    of effects of businesses acquired:
      Accounts and notes receivable                                 1,345         (5,934)        (4,601)
      Inventories                                                     (40)         5,844         (6,898)
      Other current assets                                            255            (95)        (1,549)
      Accounts payable                                               (447)        (1,889)        (1,970)
      Accrued liabilities                                          (2,355)        12,780           (760)
                                                                ---------      ---------      ---------
        Net cash provided by operating activities                   2,302            885         24,136
                                                                ---------      ---------      ---------

Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired                  2,481        (79,209)           -
  Additions to property, plant and equipment                       (8,887)        (8,101)       (13,257)
  Proceeds from disposal of property and equipment                    351          2,282            254
  Sales (purchases) of securities available for sale              (11,086)        13,516            -
  Additions to intangible assets                                     (425)        (1,097)        (6,749)
  Additions to other long-term assets                              (5,427)        (3,994)        (1,825)
                                                                ---------      ---------      ---------
        Net cash used in investing activities                     (22,993)       (76,603)       (21,577)
                                                                ---------      ---------      ---------

Cash flows from financing activities:
  Proceeds from long-term debt, net of expenses                       -          145,420            -
  Reduction of long-term debt                                      (3,125)       (51,446)        (6,774)
  Net change in credit lines                                          -              -          (11,578)
  Issuance of Series B Special Stock, net of discount                 -           15,000            -
  Fees paid for conversion of convertible debentures                  -           (3,333)           -
  Issuance of common stock                                            465          4,400            -
  Repurchase of Series B Special Stock                                -              -           (3,879)
  Proceeds from exercise of stock options                             -              -              767
                                                                ---------      ---------      ---------
        Net cash provided by (used in) financing activities        (2,660)       110,041        (21,464)
                                                                ---------      ---------      ---------

   Effect of exchange rate changes on cash                            -              -             (228)
                                                                ---------      ---------      ---------
   Cash and cash equivalents:
        Increase (decrease) for year                              (23,351)        34,323        (19,133)
        Balance, beginning of year                                 37,085         13,734         48,057
                                                                ---------      ---------      ---------
        Balance, end of year                                    $  13,734      $  48,057      $  28,924
                                                                =========      =========      =========


          See accompanying notes to consolidated financial statements.

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1995, 1996 AND 1997

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND DESCRIPTION OF BUSINESS

         Description of business

         Alliance Gaming Corporation ("Alliance" or the "Company") is a diversified, worldwide gaming company that (i) designs and manufactures gaming machines and computerized monitoring systems for gaming machines, (ii) owns and manages a significant installed base of gaming machines, (iii) owns and operates two regional casinos and (iv) in Germany, is a full-service supplier of wall-mounted gaming machines and amusement games

         Principles of consolidation

         The accompanying consolidated financial statements include the accounts of Alliance Gaming Corporation, and its wholly-owned and partially owned, controlled subsidiaries. In the case of Video Services, Inc. ("VSI"), the Company owns 100% of the voting stock. The Company is entitled to receive 71% of dividends declared by VSI, if any, at such time that dividends are declared. Effective March 29, 1995 the Company acquired the general partnership interest in a dockside casino in Vicksburg, Mississippi and accordingly the results of operations of the Rainbow Casino have been included in the accompanying consolidated financial statements since that date. Effective June 18, 1996, the Company acquired Bally Gaming International, Inc. ("BGII"); the results of operations of BGII have been included in the accompanying consolidated financial statements since that date. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior year financial statements to conform with the current year presentation.

         Cash and cash equivalents

         Cash equivalents consist of highly liquid debt instruments purchased with an original maturity of three months or less at the date of purchase and are carried at cost, which approximates market value.

         Inventories

         Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Cost elements included for work-in-process and finished goods include raw materials, freight, direct labor and manufacturing overhead.

         Inventories consist of the following at June 30, 1996 and 1997:

                                                        1996        1997
                                                       -------     -------
                                                            (In 000's)
         Raw materials                                 $13,339     $ 9,356
         Work-in-process                                 1,264       1,683
         Finished goods                                 27,053      26,290
                                                       -------     -------
           Total                                       $41,656     $37,329
                                                       =======     =======

         Property, plant and equipment

         Property, plant and equipment are stated at cost and depreciated over the estimated useful lives or lease terms, if less, using the straight line method as follows; buildings and improvements, 30-39 years; gaming equipment, 5-7 years; furniture, fixtures and equipment, 3-10 years; and leasehold improvements, 5-20 years.

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Significant replacements and improvements are capitalized; other maintenance and repairs are expensed. The cost and accumulated depreciation of assets retired or otherwise disposed of are eliminated from the accounts and any resulting gain or loss is credited or charged to income as appropriate.

         Property, plant and equipment consists of the following at June 30, 1996 and 1997:

                                                              1996          1997
                                                            --------      --------
                                                                  (In 000's)
         Land                                               $ 20,336      $ 21,610
         Buildings and leasehold improvements                 29,819        30,027
         Gaming equipment                                     36,895        46,247
         Furniture, fixtures and equipment                    15,614        16,458
         Less accumulated depreciation and amortization      (28,087)      (39,695)
                                                            --------      --------
         Property, plant and equipment, net                 $ 74,577      $ 74,647
                                                            ========      ========

         Excess of costs over net assets of acquired businesses

         Excess of costs over net assets of acquired businesses is the excess of the cost over the fair value of net assets of acquired businesses and is generally amortized on the straight-line method over a period of 40 years.

         Intangible assets

         Intangible assets consist primarily of costs associated with the acquisition of location leases which are capitalized and amortized using the straight-line method over the terms of the leases, ranging from one to 24 years, with an average life of approximately 10 years, and deferred issuance costs for financing which are amortized over the life of the related financing. The Company continually evaluates whether events and circumstances have occurred that indicate the estimated useful life may warrant revision or that the remaining balance may not be recovered.

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

         Impairment recognition

         Management evaluates the carrying value of all long-lived assets to determine recoverability based on an analysis of non-discounted future cash flows. Based on its most recent analysis, management believes that no material impairment in the value of long-lived assets exists at June 30, 1997.

         Revenue recognition

         The Company sells equipment and systems on normal credit terms (90 days or less), over longer term installments of up to 36 months or more or through payments from the net winnings of the machines until the purchase price is paid. Revenue from sales of gaming machines and amusement games is normally recognized at the time products are shipped and title has passed to the customer. Revenue from sales of software included in computerized monitoring systems is recognized at the time the system is accepted by the customer, which normally coincides with installation of the equipment. Revenue from sales of hardware included in computerized monitoring systems is recognized at the time the product is shipped.

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         In accordance with industry practice, the Company recognizes gaming revenues as the net win from gaming machine operations, which is the difference between coins and currency deposited into the machines and payments to customers and, for other games, the difference between gaming wins and losses. The Company recognizes total net win from gaming devices as revenues for route operations which operate under revenue-sharing arrangements and revenue-sharing payments as a cost of route operations. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

         Unusual items

         The Company discloses as a separate component of operating income
         (loss), income and expense items that are unusual and infrequently occurring. During the year ended June 30, 1997 the Company incurred unusual charges of $0.7 million related primarily to separation costs of Alliance personnel subsequent to the BGII acquisition.

         During the year ended June 30, 1996 the Company incurred unusual charges for the write off of its investments in projects in Kansas and one Native American development project, totaling $3.4 million. Also in fiscal year 1996 the Company incurred unusual charges in its route operations for reserves for certain parts inventories which became obsolete due to technological changes to gaming devices being deployed as a result of the new Gambler's Bonus product, as well as an accrual to reserve for the present value of the future lease payments for one small casino location for which cash flows received under the participation agreement were inadequate to service the building lease paid by the Company, totaling $2.1 million.

         During 1995 the Company incurred unusual items consisting of $1.3 million in compensation expense recognized upon the issuance of 250,000 shares of Common Stock to the Company's then President, Chief Executive Officer and Chairman of the Board, in connection with his employment agreement, and $1.0 million related to certain contracts and termination costs.

         Foreign currency translation

         The functional currency of the Company's foreign subsidiaries is their local currency. Assets and liabilities of foreign operations are translated into U.S. dollars at the rate of exchange at the end of the period, and the income and expense accounts are translated at the average rate of exchange for the period. Translation adjustments are reflected as a separate component of stockholders' equity. Gains and losses on foreign currency transactions are included in the accompanying consolidated statements of operations.

         Income taxes

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Taxes on income of the Company's foreign subsidiaries are provided at the tax rates applicable to the tax jurisdictions in which they are located.

         Loss per share of common stock

         Loss per share of common stock has been computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding. Fully diluted earnings per share is not presented because the effect of the common stock equivalents would be anti-dilutive.

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Fair value of financial instruments

         The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts at June 30, 1997 for the Company's financial instruments approximate fair value.

         Recently Issued Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" (SFAS No. 128) which establishes standards for computing and presenting earnings per share ("EPS"), and supersedes APB Opinion No. 15. The Statement replaces primary EPS with basic EPS and requires dual presentation of basic and diluted EPS. The Statement is effective for both interim and annual periods ending after December 15, 1997 and earlier application is not permitted. After adoption, all prior period EPS data must be restated to conform to SFAS No. 128.
         For the years ended June 30, 1995, 1996 and 1997 the basic EPS does not differ from the reported primary EPS, and diluted EPS would have been antidilutive for each of these periods.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which establishes requirements for disclosure of comprehensive income and becomes effective for the Company for the year ending June 30, 1999. Comprehensive income includes items such as foreign currency translation adjustments which are currently being presented by the Company as a component of stockholders' equity. This is a disclosure item only and will have no impact on reported earnings per share.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers and will supersede SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." The new standard becomes effective for years beginning after December 15, 1997. This is a disclosure item only and will have no impact on reported earnings per share.

2.       ACQUISITIONS

         On June 18, 1996, the Company completed the acquisition of all the outstanding shares of BGII. The consideration paid consisted of approximately $77.2 million in cash, $3.0 million in the Company's common stock and $36.6 million in the Company's Series B Special Stock which totaled $11.84 per share for the 9,855,500 shares of BGII outstanding (excluding the 1,000,000 shares beneficially owned by the Company). The acquisition has been accounted for as a purchase and the results of operations of BGII have been included in the consolidated financial statements beginning on June 18, 1996. The purchase price was allocated based on estimated fair values at the date of the acquisition. At June 30, 1997, the excess of purchase price over the fair value of the net assets acquired was approximately $61.2 million which is being amortized on a straight-line basis over 40 years. During fiscal 1997 the Company made certain adjustments aggregating approximately $6.6 million to the goodwill originally recorded, related to the settlement of certain pre-acquisition contingencies.

         On a pro forma basis for the year ended June 30, 1996 assuming the acquisition of BGII occurred on July 1, 1995, the Company would have had revenues of $397.9 million and a net loss applicable to common shares of $26.5 million (or an $0.83 loss per common share).

         The Company incurred direct acquisition costs of $1.7 million and $55.8 million during the fiscal years ended June 30, 1995, and 1996, respectively. The direct acquisition costs have been presented separately in the Company's consolidated statements of operations, as management believes that such presentation provides additional relevant information. Direct acquisition costs in fiscal year 1996 included the $30.1 million non-cash accounting loss on the exchange offer component of the financing for the acquisition plus legal, accounting, transaction financing fees, public and investor relations, printing costs and related costs.

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.       RECEIVABLES

         The Gaming Equipment and Systems and Wall Machines and Amusement Games business units grant certain customers extended payment terms under contracts of sale. These contracts are generally for terms of one to three years, with interest at prevailing rates, and are generally collateralized by the related equipment sold although the value of such equipment, if repossessed, may be less than the receivable balance outstanding. See "Concentration of Credit Risk". The Company's Nevada route operations from time to time make loans to location operators for build-outs, tenant improvements and initial operating expenses, which are generally secured by the personal guarantees of the operators and the locations' assets. The majority of the loans bear interest rates between 8% to 14%. They are expected to be repaid over a period of time not to exceed the life of the revenue sharing arrangement and have due dates ranging from July 1997 to April 2007.

         The following table represents, at June 30, 1997, scheduled collections of accounts and notes receivable (net of allowances for doubtful accounts) by fiscal year:

                                      Years ended June 30, (In 000's)
         ----------------------------------------------------------------------------------------------
                  1998          1999        2000         2001         2002     Thereafter       Total
                  ----          ----        ----         ----         ----     ----------       -----
               $ 87,701       $ 5,024     $ 2,001       $ 381        $ 562       $ 1,013       $ 96,682
         ==============================================================================================

4.       REFINANCING TRANSACTION

         In August 1997 the Company effected a series of related transactions (as described below, the "Refinancing"). The Refinancing consisted of the private placement of $150 million of Senior Subordinated Notes and the closing of $230 million of bank financing. The bank financing provides for (i) term loans in the aggregate amount of up to $140.0 million, comprised of a $75.0 million tranche with a 7 1/2-year term (the "Tranche B Term Loan"), a $40.0 million tranche with an 8-year term (the "Tranche C Term Loan", and together with the Tranche B Term Loan, the "Term Loan Facilities") and a $25.0 million tranche with a 7 1/2-year term (the "Delayed Draw Term Facility"); and (ii) a $90.0 million revolving credit facility (the "Revolving Credit Facility") with a 6 year term. Each of these credit facilities are variable rate borrowings in accordance with a credit grid. The interest rates at the highest level of the credit grid and maturity dates are as follows:

                                                          Initial               Maturity
                                                            Rate                   Date
                                                       ------------        ----------------
                  Tranche B Term Loan                  LIBOR + 2.75%       January 31, 2005
                  Tranche C Term Loan                  LIBOR + 3.00%          July 31, 2005
                  Delayed Draw Term Facility           LIBOR + 2.75%       January 31, 2005
                  Revolving Credit Facility            LIBOR + 2.25%          July 31, 2003

         As part of the Refinancing, the Company used the proceeds of the Subordinated Note offering, together with borrowings under the Revolving Credit Facility, the Term Loan Facilities and the Delayed Draw Term Facility and cash on hand to fund (a) the repurchase at a premium of substantially all of the Company's 12 7/8% Notes, plus accrued interest to August 8, 1997 totaling $183.7 million, (b) the redemption at liquidation value of all of the Company's Series B Preferred Stock on September 8, 1997 totaling $77.6 million, (c) the purchase from HFS Gaming Corporation of the right to receive royalty payments based on revenues of the Rainbow Casino and the repayment of related debt owed to an HFS affiliate, National Gaming Mississippi, Inc. on August 12, 1997 totaling $26.3 million and (d) the payment of transaction fees and expenses totaling $16.6 million. At June 30, 1997, based on the terms of the new $90.0 million Revolving Credit Facility, the Company would have been able to borrow the full amount of the revolving credit line, of which the Company had initial borrowings of approximately $14.5 million on August 8, 1997. The borrowing base for the revolving credit facility includes eligible receivables and inventory (as defined). Additionally, in July

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         1997 the Company redeemed the remaining balance of the 7 1/2 Convertible Debentures at a price of 104, or a total of $1.7 million.

         In conjunction with the Refinancing, the Company incurred fees, expenses, and charges totaling approximately $78.4 million, including the premium on the repurchase of the 12 7/8% notes of $27.7 million and $16.4 million for the difference between the carrying value and the liquidation value of the Series B Preferred Stock, which will be recorded in the quarter ended September 30, 1997. On a pro forma basis as of June 30, 1997, in comparison to the actual year end balances, the Refinancing would have resulted in a decrease in cash and cash equivalents of $12.8 million, a decrease in working capital of $13.5 million, an increase in total long-term debt of $128.0 million, but the elimination of the 12 7/8% Notes and Series B Preferred Stock.

         The Senior Subordinated Notes bear interest at 10%, are due in 2007, and are general unsecured obligations of the Company, ranking subordinate in right of payment to all Senior Debt (as defined) of the Company, including indebtedness under the new credit facility. The Senior Subordinated Notes will be fully and unconditionally guaranteed on a joint and several senior subordinated basis by all existing and future domestic Restricted Subsidiaries (as defined) of the Company, subject to certain exceptions including the partially-owned entities through which its Mississippi casino and Louisiana route operations are conducted. The Subsidiary Guarantees (as defined) are general unsecured obligations of the Guarantors, ranking subordinate in right of payment to all Senior Debt of the Guarantors. The Company will be able to designate other current or future subsidiaries as Unrestricted Subsidiaries (as defined) under certain circumstances. Unrestricted Subsidiaries will not be required to issue a Subsidiary Guarantee and will not be subject to many of the restrictive covenants set forth in the Indenture pursuant to which the Senior Subordinated Notes were issued. The Indenture for the Company's Senior Subordinated Notes contains various covenants, including limitations on incurrence of additional indebtedness, on restricted payments and on dividend and payment restrictions on subsidiaries. The Senior Subordinated Notes may not be redeemed for the first five years. Upon the occurrence of a Change of Control (as defined), the holders of the Senior Subordinated Notes will have the right to require the Company to purchase their Notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest and Liquidated Damages thereon, if any, to the date of purchase.

         The new credit facility is guaranteed by each domestic subsidiary of the U.S. Borrower and German Subsidiaries (both as defined), other than the entity which holds the Company's interest in its Louisiana operations and other non-material subsidiaries (as defined), and is subject to both a U.S. and German Pledge Agreement (both as defined). The new credit facility contains a number of maintenance covenants and together with the indenture, both have other significant covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries to dispose of assets, incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests (as defined) or subordinated indebtedness, issue or sell equity interests of the Company's subsidiaries (as defined), engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. After considering the Refinancing transaction described above, the resulting maturities of long-term debt, for each of the five fiscal years ending subsequent to June 30, 1997 are as follows:

                                  Years ended June 30, (In 000's)
         --------------------------------------------------------------------------------------
          1998          1999         2000         2001         2002       Thereafter     Total
          ----          ----         ----         ----         ----       ----------     -----
         $1,989        $2,468       $1,974       $1,974       $2,017       $297,944    $308,366
         ======================================================================================

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.       DEBT AND LINES OF CREDIT

         As discussed in Note 4, substantially all of the Company's indebtedness shown below was repaid as part of the Refinancing. Prior to the Refinancing, long-term debt and lines of credit at June 30, 1996 and 1997 consisted of the following:

                                                                                   1996         1997
                                                                                 --------     --------
                                                                                      (In 000's)
         12 7/8%  Senior Secured Notes due 2003, net of
                 unamortized discount of  $3,071,000 and $2,776,000              $150,929     $151,224
         7 1/2% Convertible subordinated debentures due 2003, unsecured             1,642        1,642
         Hospitality Franchise Systems note payable,
              secured by the assets of the Rainbow Casino                           7,864        6,569
         Subordinated note payable to stockholder                                   2,268          -
         Bally Wulff revolving lines of credit                                     13,664        9,611
         Bally Gaming and Systems revolving line of credit                          7,525          -
         Other, secured by related equipment                                        7,452        4,793
                                                                                 --------     --------
                                                                                  191,344      173,839
         Less current maturities                                                   25,777        1,124
                                                                                 --------     --------
         Long-term debt, less current maturities                                 $165,567     $172,715
                                                                                 ========     ========

         In connection with the acquisition of BGII, the Company issued $154.0 million aggregate principal amount of 12 7/8% Senior Secured Notes due 2003 (the "12 7/8% Notes") and 15% Non Voting Senior Pay-in-Kind Special Stock Series B (the "Series B Preferred Stock") with an original liquidation value of $68.5 million. The 12 7/8% Notes were secured by pledges of equity interests in certain of the Company's subsidiaries, and were fully and unconditionally guaranteed on a joint and several senior basis by each present and future subsidiary, as defined.

         During 1995, Hospitality Franchise Systems, Inc. ("HFS") and its affiliate, National Gaming Mississippi, Inc. ("NGM"), together agreed to loan up to $12.0 million to the Company's majority controlled subsidiary Rainbow Casino Vicksburg Partnership, L.P. ("RCVP"). Of these loan commitments, RCVP ultimately borrowed $10.0 million and $1.3 million from HFS and NGM respectively. The notes bear interest at 7.5% and 10%, respectively, and required monthly payments of principal and interest over an 84-month period. Prior to the Refinancing, HFS was entitled to receive a monthly royalty fee based on the Rainbow Casino's gaming revenues of 12% on the first $40.0 million, 11% on the next $10.0 million, and 10% thereafter.

         The Bally Wulff entities held two bank lines of credit which provided for borrowings of DM16,000,000 and DM750,000 (approximately $9.2 million and $0.4 million, respectively at June 30, 1997). The DM750,000 line of credit amortizes by DM250,000 per quarter and bears interest at 6.95%. The DM16,000,000 credit line bears interest at a rate tied to an international borrowing rate plus 1% (4.30% at June 30, 1997) and is due on demand. These lines were fully drawn at June 30, 1997. The Bally Wulff entities also had a DM16,300,000 (approximately $9.4 million at June 30, 1997) revolving line of credit for general working capital purposes which bears interest at a rate tied to an international borrowing rate plus 1% (4.30% at June 30, 1997) and was due on demand. No amounts were outstanding under this line at June 30, 1997.

         In March 1997, BGII's domestic subsidiary, Bally Gaming, Inc., obtained a bank revolving line of credit which, as amended, provided for borrowings tied to a percentage of Bally Gaming, Inc.'s eligible (as defined in the credit agreement) inventory and accounts receivable with a maximum borrowing capacity of $30.0 million. Borrowings under this agreement bore interest at one and one-half percent above the bank's prime rate (9.75% at June 30, 1997). Eligible borrowing capacity under this agreement at June 30, 1997 was $30.0 million and no amounts were outstanding at June 30, 1997.

         In March 1992, Alfred H. Wilms, a director and the Company's largest stockholder, provided to VSI, a majority-controlled subsidiary of Alliance, a subordinated loan for $6.5 million (the "VSI Loan"). During 1993 the loan was funded and interest was charged based on the London Interbank Offered Rate plus 2%.

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         All scheduled principal and interest payments were made until September 1996 when the loan was paid in full.

         In July 1997, the Company redeemed the remaining 7 1/2% Convertible Debentures at a price of 104, or a total of $1.7 million.

6.       STOCKHOLDERS' EQUITY, OPTIONS AND WARRANTS

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

         The Board had designated an initial series of Special Stock as "Non-voting Junior Convertible Special Stock" which consisted of 1,333,333 shares (the "Initial Series") which were sold to Kirkland - Ft. Worth Investment Partners, L.P. ("Kirkland"), pursuant to a Letter Agreement dated June 25, 1993, for $5.0 million. The Initial Series had certain conditions relating to regulatory licensing, which, when met allowed the holder to convert on a one-for-one basis into shares of common stock. The licensing condition was met and during fiscal year 1996 Kirkland elected to convert its shares to common stock.

         In June 1996, the Company completed an offering of 200,000 shares of its 15% Non-Voting Senior Pay-in-Kind Special Stock, Series B (the "Series B Special Stock"). The Series B Special Stock was also issued as part of the consideration in the BGII acquisition. During fiscal year 1997 the Company recorded non-cash dividends in the form of additional shares of Series B Special Stock totaling $10.2 million. During fiscal year 1997 the Company repurchased a total of 18,000 shares of Series B Special Stock at a premium to their carrying value of $0.7 million. As discussed in Note 4, on September 8, 1997 the Company redeemed all of the outstanding shares of Series B Special Stock at their liquidation price of $100 per share, plus accrued dividends.

         Each share of Series E Special Stock accrues cumulative dividends until June 18, 1999 at an annual rate of 111/2%, payable quarterly in cash or, at the Company's option, in additional shares of Series E Special Stock. The Series E Special Stock is convertible after June 18, 1998 into common stock at a conversion price of $5.88 per share (equivalent to a conversion rate of approximately 17.004 shares of common stock per share of Series E Special Stock), subject to adjustment under certain circumstances, and has a $100 liquidation preference per share. Upon default in the payment of dividends for six consecutive dividend payment dates, the number of directors constituting the Board of Directors of the Company will be increased by two, and the holders of shares of Series E Special Stock will have the right, voting separately as a class with the holders of any parity stock, to elect two directors to the Company's Board of Directors. Such right will exist until all dividends accumulated on such shares have been paid or set apart for payment in full. Other than as described above, the holders of shares of Series E Special Stock have no other voting rights except as required by law.

         Stock Option Plans

         In 1984, the Company created an Employee Stock Option Plan (the "1984 Plan") that provides for the issuance of up to 2,000,000 shares of common stock to Company employees and directors. Generally, options are granted at the fair market value of the Company's Common Stock at the date of the grant and are exercisable over ten years.

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         In 1992, the Company created the 1991 Long Term Incentive Plan (the "Incentive Plan") that, as amended, provides for the issuance of up to 3,000,000 shares of common stock to Company employees and directors. Generally, options are granted at the fair market value of the Company's Common Stock at the date of the grant and are exercisable over five to ten years.

         In April 1997 the Company's shareholders approved the 1996 Long-Term Incentive Plan (the "1996 Plan") which provides for the issuance of up to 3,000,000 shares of common stock to Company employees, directors and designated paid consultants. Generally, options are granted at the fair value of the Company's common stock at the date of grant and are exercisable over five to ten years.

         Pursuant to the BGII acquisition agreement, the Company assumed BGII's obligations with respect to each of its outstanding stock options, and such options became exercisable pursuant to employee election (except for certain identified former executive officers and directors of BGII) for a number of shares of Common Stock equal to the number of shares of BGII common stock subject thereto. Such options must be exercised by June 18, 1999.

         On August 29, 1996, the Board of Directors repriced the exercise price of previously issued, unexercised options for substantially all current employees and directors to $3.4375 per share which was the closing price of the Company's common stock on June 18, 1996. The closing price of the Company's common stock on August 29, 1996 was $2.50. Transactions involving stock options are summarized as follows:


                               Options Outstanding

                                                   Shares     Weighted-Average
                                                   ------      Exercise Price
                                                              ----------------
           Balance, June 30, 1994                 1,490,500        $5.60
           ----------------------
                    Granted                       1,598,334         6.15
                    Exercised                     (186,000)         2.38
                    Canceled                      (285,000)         6.90
                                                  ---------         ----
           Balance, June 30, 1995                 2,617,834         6.00
           ----------------------
                    Granted                         689,000         3.39
                    Exercised                     ---------         ----
                    Canceled                      (621,000)         5.97
                                                  ---------         ----
           Balance, June 30, 1996                 2,685,834         5.53
           ----------------------
                    Granted                       3,726,319         3.50
                    Exercised                      (91,836)         1.65
                    Canceled                    (1,704,000)         5.97
                                                -----------         ----

           Balance, June 30, 1997                 4,616,317        $3.84
           ----------------------                 =========        =====

           Exercisable at June 30, 1997           3,633,972        $4.02
                                                  =========        =====

         The following options were outstanding as of June 30, 1997:

                            Options Outstanding                           Options Exercisable
                            -------------------                           -------------------
                                Weighted-Avg.                        Weighted-Avg.
            Range of              Remaining        Outstanding         Remaining          Outstanding
         Exercise Prices      Contractual Life       Shares        Contractual Life         Shares
         ---------------      ----------------     -----------     ----------------       -----------

          $2.25 - $3.00            3.47               92,500             3.47                 92,500
          $3.01 - $4.00            6.12            4,085,483             5.87              3,129,250
          $4.01 - $5.00            4.60               30,000             4.60                 30,000
             over $5.01            1.32              408,334             1.32                382,222
                                                   ---------                               ---------
                                                   4,616,317                               3,633,972
                                                   =========                               =========

         At June 30, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $2.25 - $8.375 and 5.64 years, respectively.

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The Company accounts for its stock-based employee compensation awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price on date of grant, no compensation expense is recognized. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net loss applicable to common shares would have increased from $60.3 million (or $(4.64) per share) to $61.2 million (or $(4.71) per share) on a pro forma basis for the year ended June 30, 1996, and from a loss of $6.2 million (or $(.19) per share) to $8.3 million (or $(.26) per share) on a pro forma basis for the year ended June 30, 1997. Pro forma net loss reflects only options granted in 1996 and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period, generally three years, and compensation cost for options granted prior to July 1, 1995 is not considered.

         The per share weighted-average fair value of stock options granted during 1996 and 1997 was $5.80 and $1.43, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1996 and 1997: expected dividend yield of 0%, risk free interest rate of 6.5%, a volatility factor of .79 for 1996 and .51 for 1997, and expected lives varying from 3 to 10 years.

         Warrants

         At June 30, 1997, Mr. Wilms held warrants to purchase 2,000,000 shares of Common Stock at $2.50 per share, subject to adjustment that expire September 1, 1998. These warrants were issued in connection with the funding of the $6.5 million five year subordinated loan for VSI.

         Upon closing of the private placement of the Company's 7 1/2% Convertible Subordinated Debentures and the $5.0 million equity investment in the Initial Series by Kirkland-Ft. Worth Investment Partners, L.P. ("Kirkland") on September 21, 1993, the Company issued warrants to purchase up to 2,750,000 shares of Common Stock at $1.50 per share to Kirkland which expire September 21, 1999, but under certain circumstances the expiration date may be extended. These warrants are exercisable one year after the grant date and in equal increments only after the market price of the Common Stock reaches $11, $13 and $15. Under the same terms, the Company issued warrants to purchase 1,250,000 and 30,000 shares of Common Stock to Gaming Systems Advisors, L.P. ("GSA") and L.H. Friend, Weinress & Frankson, Inc. ("Friend"), respectively. The Company also issued warrants to purchase 500,000 and 250,000 shares of Common Stock at $8.25 per share to the initial purchasers of the 7 1/2% Convertible Debentures; Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") and Oppenheimer & Co., Inc. ("Oppenheimer"), respectively, each of which expire on September 21, 1999. During the year ended June 30, 1996, in connection with the commencement of employment with the Company, the then Board Chairman and then Vice-Chairman each were each granted warrants to purchase 250,000 shares of common stock on the same terms as the Kirkland warrants described above except that such warrants expire on September 21, 2000. At the completion of the BGII acquisition, GSA was issued an additional 2,500,000 warrants on the same terms as the original warrants issued to Kirkland described above. During the financing stage of the BGII acquisition, Cerberus Partners L.P. and certain affiliates of Canyon Partners, Inc. were issued warrants to purchase 250,000 shares of Common Stock at $5.00 per share which expire on August 31, 2002. None of the warrants granted to Kirkland, GSA, Friend, and the now former Board members were exercisable at June 30, 1997.

         BGII had issued warrants to purchase 1,200,000 shares of common stock at a purchase price of $12.50 per share expiring on July 29, 1998 all of which are currently exercisable. Pursuant to the merger agreement, the Company has assumed BGII's obligation with respect to each outstanding warrant, and such warrants will be exercisable for the merger consideration per share of BGII common stock subject to such warrants.

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         At June 30, 1997, shares of the Company's Common Stock were reserved for future issuance as follows:

                                                                     (In 000's)
              Shares underlying stock options issued or
                  issuable under the 1984 Plan                           102
              Shares underlying stock options issued or
                  issuable under the 1991 Plan                         2,970
              Shares underlying stock options issued or
                  issuable under the 1996 Plan                         3,000
              Shares underlying all warrants issued                   10,125
              Shares for former BGII option holders                      431
                                                                      ------
                      Total                                           16,628
                                                                      ======

7.       INCOME TAXES

         The components of the Company's income tax expense for the years ended June 30, 1995, 1996 and 1997 are as follows:

                                                     1995        1996        1997
                                                  -------     -------     -------
                                                             (In 000s)
         Current tax expense:
                  U. S. Federal                   $   -       $   533     $   225
                  Foreign                             -           172       7,701
                  State                               102          50         750
                                                  -------     -------     -------
                                                      102         755       8,676
                                                  -------     -------     -------
         Deferred tax expense
                  U. S. Federal                       163         -           -
                  Foreign                             -           -          (683)
                  State                               -           -           -
                                                  -------     -------     -------
             Total provision for income taxes     $   265     $   755     $ 7,993
                                                  =======     =======     =======


         A reconciliation of the Company's income tax provision as compared to the tax provision calculated by applying the statutory federal tax rate (35%) to the income (loss) before income taxes for the years ended June 30, 1995, 1996 and 1997 are as follows:

                                                                     1995          1996          1997
                                                                   --------      --------      --------
                                                                                (In 000's)
         Computed expected income tax expense (benefit) at 35%     $ (3,670)     $(20,700)     $  4,826
         Change in valuation allowance                                3,736        (6,453)          169
         Change in estimates, principally due to changes
                 in estimated tax depreciation and NOL's                            1,166           686
         State income taxes, net of federal benefit                      67            33           488
         Tax gain on conversion of debt to equity,  net                            18,265
         Acquisition costs not currently deductible                                 7,102
         Foreign taxes, net of federal benefit                          -             -           1,940
         Other, net                                                     132         1,342          (116)
                                                                   --------      --------      --------
                                                                   $    265      $    755      $  7,993
                                                                   ========      ========      ========

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The major components of the deferred tax assets and liabilities as of June 30, 1996 and 1997 are presented below.

                                                                       1996          1997
                                                                     --------      --------
                                                                           (In 000's)
         Deferred Tax Assets:
              Net operating loss carry forwards                       $  8,923      $  7,510
              Foreign tax credit carry forwards                         11,843        11,843
              Inventory obsolescence reserves                            3,721         4,048
              Bad debt reserves                                          4,719         6,359
              Accruals not currently deductible for tax purposes         2,831         3,581
              Reserve for abandoned projects                             1,863         1,311
              Other                                                      2,087         7,800
                                                                      --------      --------
         Total gross deferred tax assets                                35,987        42,452
         Less:  Valuation allowance                                    (30,528)      (30,676)
                                                                      --------      --------
         Deferred tax assets                                          $  5,459      $ 11,776
                                                                      ========      ========
                  Deferred Tax Liabilities:
                  Property and equipment, principally due to
                     depreciation  differences                           3,172         3,703
                  Other                                                  1,559         6,662
                                                                      --------      --------
         Total gross deferred tax liabilities                            4,731        10,365
                                                                      --------      --------
         Net deferred tax assets                                      $    728      $  1,411
                                                                      ========      ========


         Management has considered certain tax planning strategies as permitted by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Management has determined that tax benefits associated with recorded deferred tax assets, net of valuation allowance, are more likely than not realizable through future taxable income and future reversals of existing taxable temporary differences.

         At June 30, 1997, the Company had net operating loss carry forwards for federal income tax purposes of approximately $21.5 million which are available to offset future federal taxable income, if any, expiring in the years 2007 through 2011 and is subject to annual limitations with respect to net operating losses pursuant to Section 382 of the Internal Revenue Code of approximately $4.7 million. At June 30, 1997 the Company has foreign tax credit carry forwards of approximately $11.8 million and alternative minimum tax credit (AMT) carry forwards of approximately $1.5 million. Foreign tax credits are available to offset future taxes due in the U.S. on future foreign taxable income and expire between 1998 and 2002 unless utilized prior to such time. AMT credits are available to be carried forward indefinitely and may be utilized against regular U.S. Corporate tax to the extent it does not exceed computed AMT calculations.

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.       SUPPLEMENTAL CASH FLOW INFORMATION

         The following supplemental information is related to the consolidated statements of cash flows. The Company recorded the following significant non-cash items for the years ended June 30, 1995, 1996 and 1997:

                                                                                 1995       1996       1997
                                                                               -------     ------     ------
                                                                                          (In 000s)
         Acquisition of the general partnership interest in RCVP:
             Property, plant and equipment                                     $23,400     $         $
             Long-term debt                                                     13,839
         Convertible debentures converted to equity securities                             83,358
         Common and Series B Special Stock issued in the BGII Acquisition                  42,738
         BGII common stock purchased in fiscal year
             1995 and canceled upon consummation of the BGII Acquisition                   10,481
         Accrual of contingent payment to RCC                                               1,000
         Dividends for Series E and Series B Special Stock                                            11,264
         Translation rate adjustment                                                                  11,204
         Valuation adjustments to pre-acquisition contingencies                                          962
         Reclassify inventory to property, plant and equipment                                         9,642
         Reclassify receivables to other assets                                                        1,837
         Reclassify other assets to property, plant and equipment                1,074                 1,818

         Payments for interest expense in fiscal years 1995, 1996 and 1997 were approximately $5.6 million, $8.0 million and $22.5 million respectively. Payments for income taxes in fiscal years 1995, 1996 and 1997 were approximately $0.1 million, $0.3 million and $3.5 million respectively.

9.       COMMITMENTS AND CONTINGENCIES

         Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, or other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

         The Company is obligated under several patent agreements to pay royalties ranging from approximately $50 to $200 per game depending on the components in the gaming machines. Additionally, based on an amendment to the trademark licensing agreement between BGII and Bally Entertainment Corporation dated May 10, 1996, the Company is obligated to pay a royalty on new machines sold or leased after June 18, 1996 of $35 per machine with a minimum annual royalty payment of $1.0 million for the initial five-year term of the amended agreement, which is subject to annual renewals thereafter at the option of the Company. Royalty expense under this agreement for the year ended June 30, 1997 was $1.0 million.

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The Company leases office space, equipment, warehouse and repair facilities, Route Operation locations, casino and other locations under non-cancelable operating leases. Certain Route Operation location leases provide only for contingent rentals based upon a percentage of gaming revenue and are cancelable at any time by either party. Future minimum rentals under non-cancelable operating leases at June 30, 1997 are:

          Year                                             Total            Net
          Ended                    Minimum               Sublease         Minimum
         June 30,                  Rentals                 Income         Rentals
         -------                  --------               --------        --------
                                                         (In 000's)

         1998                      $12,658                 $1,354         $11,304
         1999                       10,287                  1,263           9,024
         2000                        7,958                    829           7,129
         2001                        6,344                    478           5,866
         2002                        4,574                    446           4,128
         Thereafter                 42,805                  1,755          41,050
                                  --------                -------        --------
                                  $ 84,626                $ 6,125        $ 78,501
                                  ========                =======        ========

         Operating lease rental expense, including contingent lease rentals, for years ended June 30 1995, 1996 and 1997 was as follows:

                                        1995            1996            1997
                                      --------        --------        --------
                                                     (In 000's)
         Minimum rentals              $  9,704        $ 10,194        $ 15,126
         Contingent rentals             58,113          60,525          70,744
                                      --------        --------        --------
                                        67,817          70,719          85,870
         Sublease rental income         (1,192)         (1,487)         (1,606)
                                      --------        --------        --------
                                      $ 66,625        $ 69,232        $ 84,264
                                      ========        ========        ========

         In conjunction with sales by Bally Gaming, Inc., with recourse to the Company, of certain trade receivables to third parties, the Company has guaranteed amounts due from three customers of approximately $10.5 million at June 30, 1997. It is possible that one or more of Bally Gaming, Inc.'s customers whose obligation has been guaranteed may be unable to make payments as such become due. In such an event, Bally Gaming, Inc. may become responsible for repayment of at least a portion of such amounts over the term of the receivables. At June 30, 1997, amounts due from one customer under three contracts totaling $3.6 million were past due and these amounts and subsequent installments have not been paid. In general, under the terms of these contracts, the Company may be responsible for monthly payments of the outstanding obligations. In August 1996, the Company received demand notices from the holder of notes related to one customer's trade receivables for which payments were in arrears from December 1995 and in December 1996, the holder of the notes filed suit against the Company to seek payment from the Company for approximately $3.6 million. The outcome of this issue is not anticipated to have a material effect on the financial position, results of operations or cash flows of the Company. A provision for doubtful accounts of approximately $8.3 million on all receivables with recourse is included in the Company's allowance for doubtful accounts at June 30, 1997.

         Through a wholly-owned subsidiary, the Company originally purchased a 45% limited partnership interest in Rainbow Casino Vicksburg Partnership, L.P. ("RCVP"), a Mississippi limited partnership which owns the casino, all assets (including the gaming equipment) associated with the casino and certain adjacent parcels of land. In March 1995, Alliance increased its ownership position from 45% to 100%. Pursuant to the transactions consummated in March 1995, Rainbow Casino Corporation
         (RCC), the former owner of 55% of the Rainbow Casino, is now entitled to receive 10% of the net available cash flow after debt service and other items, as defined (which amount increases to 20% of such amount when revenues exceed $35.0 million but

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         only on such incremental amount), for a period of 15 years, such period being subject to one year extensions for each year in which a minimum payment of $50,000 is not made. In addition, the agreement required that, if under defined circumstances the casino achieved earnings of at least $10.5 million before deducting depreciation, amortization, royalty and income taxes, then the Company would be obligated to make a one time payment to certain principals of the original partnership of $1.0 million which payment was earned in fiscal 1996 and paid in cash in September 1996.

         During fiscal 1996, Bally Wulff increased the amount of tax reserves by $1.0 million (to a total reserve of $1.4 million) as a result of developments in an ongoing quadrennial audit of Wulff's tax returns for the years 1988 through 1991. The German tax authorities have proposed preliminary adjustments which range from $1.4 million (which has been accrued) to $5.0 million.

         LITIGATION

         In the action filed on December 2, 1996, the Company was named as a defendant in an action brought by Canpartners Investments IV and Cerberus Partners, pending in federal district court for the Southern District of New York. The Company entered into certain loan commitment letters with the plaintiffs in August 1995, contemplating that the plaintiffs would lend approximately $30.0 million to partially fund the Company's then pending hostile tender offer for BGII. The Company entered into a merger agreement with BGII in October 1995 and did not use funds provided by the plaintiffs to fund the acquisition of BGII in June 1996. The plaintiffs have asserted claims based upon the loan commitment letters and failure to pay termination fees in connection with such loan commitment, and seek damages on various theories, ranging from $2.2 million (breach of contract and fraudulent concealment) to in excess of $12.0 million (breach of duty of good faith and fair dealing). The Company believes that it has strong defenses and has filed a motion to dismiss the complaint. The Company intends to defend the action vigorously.

         On September 25, 1995, BGII was named as a defendant in a class action lawsuit filed in Federal District Court in Nevada, by Larry Schreirer on behalf of himself and all others similarly situated. The plaintiffs filed suit against BGII and approximately 45 other defendants. Each defendant is involved in the gaming business as either a gaming machine manufacturer, distributor, or casino operator. The class action lawsuit arises out of alleged fraudulent marketing and operation of casino video poker machines and electronic slot machines. The plaintiffs allege that the defendants' actions constitute violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) and give rise to claims of common law fraud and unjust enrichment. The plaintiffs are seeking monetary damages in excess of $1.0 billion, and are asking that any damage awards be trebled under applicable Federal law. Management believes the plaintiffs' lawsuit to be without merit. The Company intends to vigorously pursue all legal defenses available to it.

         In August 1996, the Company received demand notices from a holder of customer notes receivable which were sold on a recourse basis to a third party for which payments were in arrears from December 1995. In December 1996 the holder of the notes filed suit against the Company seeking payment from the Company of approximately $3.6 million. The Company intends to vigorously pursue all legal defenses available to it.

         The Company is also a party to various lawsuits relating to routine matters incidental to its business. Management does not believe that the outcome of such litigation, including the matters above, in the aggregate, will have a material adverse effect on the Company.


10.      CONCENTRATION OF CREDIT RISK

         The financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts and notes receivable and customer obligations guaranteed by the Company. Each of the Company's business units conducts business in and the resulting receivables are concentrated in specific legalized gaming regions. The Company also distributes its products through third party distributors resulting in distributor receivables. At June 30, 1997 net accounts and notes receivable, including obligations of three

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         customers which are guaranteed by the Company, by region as a percentage of total net receivables are as follows:

                                               Wall Machines       Gaming
                                               and Amusement      Equipment         Route        Casino
                                                   Games         and Systems     Operations    Operations    Total
                                               -------------     -----------     ----------    ----------    -----

         Germany                                   46.7%                %                %           %        46.7%
         Other International jurisdictions          1.4             19.7                                      21.1
         Nevada                                                     12.4              4.2                     16.6
         Mississippi                                                 3.7                                       3.7
         Atlantic City                                               2.6                                       2.6
         Others individually less than 5%                            9.3                                       9.3
                                                   ----             ----             ----        ----        -----
                                                   48.1%            47.7%             4.2%           %       100.0%
                                                   ====             ====             ====        ====        =====

         Receivables and customer obligations guaranteed by the Company from emerging market customers contain increased risk factors compared to receivables at the Bally Wulff entities or other traditional markets for Bally Gaming, Inc.


11.      SEGMENT INFORMATION

         The Company has operations based primarily in Germany and the United States. The German operation's customers are a diverse group of operators of wall machines and amusement games at arcades, hotels, restaurants and taverns, primarily in Germany. Gaming Equipment and Systems' customers are primarily casinos and gaming machine distributors in the United States and abroad. Receivables of the German operations and Gaming Equipment and Systems are generally collateralized by the related equipment. See "Concentration of Credit Risk".

         The table below presents information as to the Company's identifiable assets at June 30, 1996 and 1997, and revenues, operating income, capital expenditures and depreciation and amortization by geographic region for the year ended June 30, 1997. As the operations from BGII were consolidated for only the last twelve days of the year ended June 30, 1996, the geographic segment information related to the statements of operations is not material and has not been presented for fiscal year 1996.

                                                            At June 30,
                                                    --------------------------
                                                       1996             1997
                                                    ---------        ---------
                                                            (In 000's)
         Identifiable assets:
           Germany                                  $ 107,545        $ 110,371
           United States                              267,959          242,450
           Eliminations                                    -              (805)
                                                    ---------        ---------
           Consolidated                             $ 375,504        $ 352,016
                                                    =========        =========

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                               Year ended June 30, 1997
                              --------------------------------------------------------------
                                                     (In 000's)

                                              Operating        Capital      Depreciation and
                              Revenues      Income (Loss)    Expenditures     Amortization
                             ---------      -------------    ------------   ----------------
         Germany             $ 142,961        $  23,356        $   2,091       $   6,579
         United States         311,334           19,346           11,166          16,027
         Eliminations           (9,149)          (1,243)             -               -
                             ---------        ---------        ---------       ---------
         Consolidated        $ 445,146        $  41,459        $  13,257       $  22,606
                             =========        =========        =========       =========

12.      INTERIM FINANCIAL INFORMATION (UNAUDITED)

         Following is the unaudited quarterly results of the Company for the years ended June 30, 1996 and 1997. This information is not covered by the Independent Auditors' Report.

                                                                                         Quarter
                                                             ------------------------------------------------------------
                                                               First            Second           Third            Fourth
                                                             ---------        ---------        ---------        ---------
                                                                           (In 000's, except per share data)

                       1996
                       ----
         Revenues                                            $  38,541        $  37,687        $  40,568        $  55,582
         Operating loss                                         (1,465)          (2,059)          (2,348)         (41,212)
         Net loss                                               (3,418)          (6,013)          (5,398)         (45,068)
         Net loss applicable to common shares                   (3,418)          (6,013)          (5,398)         (45,430)
         Loss per share                                           (.29)            (.50)            (.42)           (3.43)
                       1997
                       ----
         Revenues                                            $ 102,912        $ 128,703        $ 101,691        $ 111,840
         Operating income                                        8,956           13,909            8,882            9,712
         Net income                                                635            4,145              561              444
         Net income (loss) applicable to common shares          (2,261)           1,051           (2,420)          (2,559)
         Income (loss) per share                                  (.07)             .03             (.08)            (.08)


13.      CONSOLIDATING FINANCIAL STATEMENTS

         The following consolidating financial statements are presented to provide certain financial information regarding guaranteeing and non-guaranteeing subsidiaries in relation to the Company's Senior Subordinated Notes which were issued in the Refinancing transaction completed in August 1997 (see note 4). The financial information presented includes Alliance Gaming Corporation (the "Parent") and its wholly-owned guaranteeing subsidiaries (together the "Parent and Guaranteeing Subsidiaries"), and the non-guaranteeing subsidiaries Video Services, Inc., United Gaming Rainbow, BGI Australia Pty. Limited, Bally Gaming de Puerto Rico, Inc., and Alliance Automaten GmbH & Co. KG (the subsidiary that holds the Company's German interests) (together the "Non-Guaranteeing Subsidiaries"). The notes to consolidating financial statements should be read in conjunction with these consolidating financial statements.

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                          CONSOLIDATING BALANCE SHEETS

                                  June 30, 1996
                                   (In 000's)

                                     ASSETS

                                                                                                               Alliance
                                                                                                                Gaming
                                                           Parent and          Non-                           Corporation
                                                          Guaranteeing     Guaranteeing        Adjust-            and
                                                          Subsidiaries     Subsidiaries         ments        Subsidiaries
                                                          ------------     ------------       ---------      ------------
Current assets:
   Cash and cash equivalents                                $  36,954        $  11,103         $    -          $  48,057
   Accounts and notes receivable, net                          39,327           55,473           (1,298)          93,502
   Inventories, net                                            23,818           17,838              -             41,656
   Other current assets                                         6,274            2,080              -              8,354
                                                            ---------        ---------        ---------        ---------
       Total current assets                                   106,373           86,494           (1,298)         191,569
                                                            ---------        ---------        ---------        ---------
Long-term notes receivable, net                                97,227            1,773          (84,816)          14,184
Leased equipment, net                                             -              3,507              -              3,507
Property, plant and equipment, net                             39,170           35,407              -             74,577
Excess of costs over net assets of acquired
  businesses, net                                              36,890           23,402              -             60,292
Intangible assets, net                                         19,826              421              -             20,247
Investments in subsidiaries                                    98,599              -            (98,599)             -
Deferred tax assets                                             4,131            1,328              -              5,459
Other assets, net                                              14,088           (5,521)          (2,898)           5,669
                                                            ---------        ---------        ---------        ---------
                                                            $ 416,304        $ 146,811        $(187,611)       $ 375,504
                                                            =========        =========        =========        =========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                                          $  14,361        $   4,439        $  (2,560)       $  16,240
  Accrued liabilities                                          29,635           10,549           (1,641)          38,543
  Current maturities of long-term debt                          8,200           17,577              -             25,777
                                                            ---------        ---------        ---------        ---------
       Total current liabilities                               52,196           32,565           (4,201)          80,560
                                                            ---------        ---------        ---------        ---------
Senior Secured Notes due 2003, net                            150,929              -                -            150,929
Other long-term debt, less current maturities                  83,289           15,647          (84,298)          14,638
Deferred tax liabilities                                        4,731              -                -              4,731
Other liabilities                                               2,613              -               (513)           2,100
                                                            ---------        ---------        ---------        ---------
       Total liabilities                                      293,758           48,212          (89,012)         252,958
                                                            ---------        ---------        ---------        ---------
Minority interest                                               1,148              -                -              1,148
Series B Special Stock                                         51,552              -                -             51,552
Commitments and contingencies
Stockholders' equity:
    Series E Special Stock                                     11,316              -                -             11,316
    Common Stock                                                3,176           17,832          (17,832)           3,176
    Additional paid-in-capital                                139,031           70,373          (70,373)         139,031
    Cumulative translation adjustment                            (287)            (314)             314             (287)
    Retained earnings (accumulated deficit)                   (83,390)          10,708          (10,708)         (83,390)
                                                            ---------        ---------        ---------        ---------
       Total stockholders' equity                              69,846           98,599          (98,599)          69,846
                                                            ---------        ---------        ---------        ---------
                                                            $ 416,304        $ 146,811        $(187,611)       $ 375,504
                                                            =========        =========        =========        =========


                             See accompanying notes

                    ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          CONSOLIDATING BALANCE SHEETS
                                  June 30, 1997
                                   (In 000's)

                                     ASSETS


                                                                                                                  Alliance
                                                                                                                   Gaming
                                                              Parent and          Non-                          Corporation
                                                             Guaranteeing     Guaranteeing        Adjust-           and
                                                             Subsidiaries     Subsidiaries         ments        Subsidiaries
                                                             ------------     ------------       ---------      ------------

 Current assets:
     Cash and cash equivalents                                 $  16,462        $  12,462            $ -          $  28,924
     Accounts and notes receivable, net                           31,799           57,207           (1,305)          87,701
     Inventories, net                                             19,231           18,778             (680)          37,329
     Other current assets                                          6,695            2,932              -              9,627
                                                               ---------        ---------        ---------        ---------
         Total current assets                                     74,187           91,379           (1,985)         163,581
                                                               ---------        ---------        ---------        ---------
 Long-term notes receivable, net                                  96,271            1,501          (88,791)           8,981
 Leased equipment, net                                               -              7,902              -              7,902
 Property, plant and equipment, net                               41,836           32,811              -             74,647
 Excess of costs over net assets of acquired businesses,
     net                                                          41,185           21,031             (118)          62,098
 Intangible assets, net                                           17,979              252              -             18,231
 Investment in subsidiaries                                      100,478              -           (100,478)             -
 Deferred tax assets                                               6,265            5,511              -             11,776
 Other assets, net                                                16,045          (11,269)              24            4,800
                                                               ---------        ---------        ---------        ---------
                                                               $ 394,246        $ 149,118        $(191,348)       $ 352,016
                                                               =========        =========        =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
     Accounts payable                                          $   9,936        $   4,262        $      72        $  14,270
     Accrued liabilities                                          21,129           16,727             (464)          37,392
     Current maturities of long-term debt                            585            1,348             (809)           1,124
                                                               ---------        ---------        ---------        ---------
          Total current liabilities                               31,650           22,337           (1,201)          52,786
                                                               ---------        ---------        ---------        ---------
 Senior Secured Notes due 2003, net                              151,224              -                -            151,224
 Other long-term debt, less current maturities                    87,924           22,676          (89,109)          21,491
 Deferred tax liabilities                                          6,865            3,500              -             10,365
 Other liabilities                                                 2,501              -               (433)           2,068
                                                               ---------        ---------        ---------        ---------
          Total liabilities                                      280,164           48,513          (90,743)         237,934
                                                               ---------        ---------        ---------        ---------
 Minority interest                                                 1,546              -                -              1,546
 Series B Special Stock                                           58,981              -                -             58,981
 Commitments and contingencies
 Stockholders' equity:
     Series E Special Stock                                       12,368              -                -             12,368
     Common Stock                                                  3,185           17,832          (17,832)           3,185
     Additional paid-in capital                                  138,590           68,699          (68,699)         138,590
     Cumulative translation adjustment                           (11,719)         (11,880)          11,880          (11,719)
     Retained earnings (accumulated deficit)                     (88,869)          25,954          (25,954)         (88,869)
                                                               ---------        ---------        ---------        ---------
          Total stockholders' equity                              53,555          100,605         (100,605)          53,555
                                                               ---------        ---------        ---------        ---------
                                                               $ 394,246        $ 149,118        $(191,348)       $ 352,016
                                                               =========        =========        =========        =========


                            See accompanying notes.

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                     CONSOLIDATING STATEMENTS OF OPERATIONS

                            Year ended June 30, 1995
                                   (In 000's)

                                                                                               Alliance
                                                                                                Gaming
                                            Parent and          Non-                          Corporation
                                           Guaranteeing     Guaranteeing        Adjust-           and
                                           Subsidiaries     Subsidiaries         ments        Subsidiaries
                                           ------------     ------------       ---------      ------------
Revenues:
   Route operations                          $  92,034        $  14,820        $   ---          $ 106,854
   Casino operations                            20,698            4,436            ---             25,134
                                             ---------        ---------        ---------        ---------
                                               112,732           19,256            ---            131,988
                                             ---------        ---------        ---------        ---------
Costs and expenses:
   Cost of route operations                     70,649            9,238            ---             79,887
   Cost of casino operations                    12,047            2,184            ---             14,231
   Selling, general and administrative          25,627            2,964             (342)          28,249
   Provision for doubtful receivables              387               13            ---                400
   Depreciation and amortization                 8,175            1,345            ---              9,520
   Direct acquisition costs                      1,669            ---              ---              1,669
   Unusual items                                 2,293            ---              ---              2,293
                                             ---------        ---------        ---------        ---------
                                               120,847           15,744             (342)         136,249
                                             ---------        ---------        ---------        ---------

Operating income (loss)                         (8,115)           3,512              342           (4,261)

Earnings in consolidated subsidiaries            1,208            ---             (1,208)           ---

Other income (expense):
   Interest income                               2,786              115             (103)           2,798
   Interest expense                             (7,131)          (1,105)             103           (8,133)
   Rainbow royalty                               ---               (810)           ---               (810)
   Minority interest                              (397)           ---              ---               (397)
   Other, net                                      464              195             (342)             317
                                             ---------        ---------        ---------        ---------

Income (loss) before income taxes              (11,185)           1,907           (1,208)         (10,486)

Income tax benefit (provision)                     434             (699)           ---               (265)
                                             ---------        ---------        ---------        ---------

Net income (loss)                            $ (10,751)       $   1,208        $  (1,208)       $ (10,751)
                                             =========        =========        =========        =========


                             See accompanying notes.

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                     CONSOLIDATING STATEMENTS OF OPERATIONS

                            Year ended June 30, 1996
                                   (In 000's)
                                    Alliance

                                                                                                      Alliance
                                                                                                       Gaming
                                                   Parent and          Non-                          Corporation
                                                  Guaranteeing     Guaranteeing        Adjust-           and
                                                  Subsidiaries     Subsidiaries         ments        Subsidiaries
                                                  ------------     ------------       ---------      ------------

Revenues:
   Gaming equipment and systems                    $  11,700        $   1,223        $  (2,348)       $  10,575
   Wall machines and amusement games                   ---              3,356            ---              3,356
   Route operations                                   93,037           16,901            ---            109,938
   Casino operations                                  14,747           33,862             (100)          48,509
                                                   ---------        ---------        ---------        ---------
                                                     119,484           55,342           (2,448)         172,378
                                                   ---------        ---------        ---------        ---------
Costs and expenses:
   Cost of gaming equipment and systems                8,531            1,030           (2,348)           7,213
   Cost of wall machines and amusement games           ---              2,022            ---              2,022
   Cost of route operations                           73,436           10,776            ---             84,212
   Cost of casino operations                           9,722           12,324            ---             22,046
   Selling, general and administrative                18,915           11,797              (92)          30,620
   Provision for doubtful receivables                    973               47            ---              1,020
   Depreciation and amortization                       8,746            2,242            ---             10,988
   Direct acquisition costs                           55,843            ---              ---             55,843
   Unusual items                                       5,498            ---              ---              5,498
                                                   ---------        ---------        ---------        ---------
                                                     181,664           40,238           (2,440)         219,462
                                                   ---------        ---------        ---------        ---------

Operating income (loss)                              (62,180)          15,104               (8)         (47,084)

Earnings in consolidated subsidiaries                  8,378            ---             (8,378)           ---

Other income (expense):
   Interest income                                     1,654              391             (474)           1,571
   Interest expense                                   (7,407)          (1,964)             474           (8,897)
   Rainbow royalty                                     ---             (4,070)           ---             (4,070)
   Minority interest                                    (963)           ---              ---               (963)
   Other, net                                            987              209             (895)             301
                                                   ---------        ---------        ---------        ---------

Income (loss) before income taxes                    (59,531)           9,670           (9,281)         (59,142)

Income tax benefit (provision)                          (366)          (1,292)             903             (755)
                                                   ---------        ---------        ---------        ---------

Net income (loss)                                    (59,897)           8,378           (8,378)         (59,897)
                                                   ---------        ---------        ---------        ---------
Special Stock dividends                                 (362)           ---              ---               (362)
                                                   ---------        ---------        ---------        ---------

Net loss applicable to common shares               $ (60,259)       $   8,378        $  (8,378)       $ (60,259)
                                                   =========        =========        =========        =========


                             See accompanying notes.

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                     CONSOLIDATING STATEMENTS OF OPERATIONS

                            Year ended June 30, 1997
                                   (In 000's)


                                                                                                          Alliance
                                                                                                           Gaming
                                                Parent and               Non-                            Corporation
                                               Guaranteeing          Guaranteeing        Adjust-             and
                                               Subsidiaries          Subsidiaries         ments         Subsidiaries
                                               ------------          ------------         -----         ------------
Revenues:
   Gaming equipment and systems                 $ 130,764             $  11,070         $  (7,100)        $ 134,734
   Wall machines and amusement games                 --                 131,954               (20)          131,934
   Route operations                               108,148                18,880              --             127,028
   Casino operations                               11,738                39,712              --              51,450
                                                ---------             ---------         ---------         ---------
                                                  250,650               201,616            (7,120)          445,146
                                                ---------             ---------         ---------         ---------
Costs and expenses:
   Cost of gaming equipment and systems            82,673                 8,796            (6,973)           84,496
   Cost of wall machines and amusement games         --                  68,437               (11)           68,426
   Cost of route operations                        83,592                12,124              --              95,716
   Cost of casino operations                        7,528                14,741              --              22,269
   Selling, general and administrative             55,565                44,859                (9)          100,415
   Provision for doubtful receivables               5,049                 4,010              --               9,059
   Depreciation and amortization                   13,390                 9,216              --              22,606
   Unusual items                                      700                  --                --                 700
                                                ---------             ---------         ---------         ---------
                                                  248,497               162,183            (6,993)          403,687
                                                ---------             ---------         ---------         ---------

Operating income (loss)                             2,153                39,433              (127)           41,459

Earnings in consolidated subsidiaries              23,497                  --             (23,497)             --

Other income (expense):
   Interest income                                  1,635                   369              (384)            1,620
   Interest expense                               (21,042)               (2,968)              384           (23,626)
   Rainbow royalty                                   --                  (4,722)             --              (4,722)
   Minority interest                               (1,092)                 --                --              (1,092)
   Other, net                                         135                     4              --                 139
                                                ---------             ---------         ---------         ---------

Income (loss) before income taxes                   5,286                32,116           (23,624)           13,778

Income tax benefit (provision)                        499                (8,492)             --              (7,993)
                                                ---------             ---------         ---------         ---------

Net income (loss)                                   5,785                23,624           (23,624)            5,785
Special Stock dividends                           (11,974)                 --                --             (11,974)
                                                ---------             ---------         ---------         ---------

Net loss applicable to common shares            $  (6,189)            $  23,624         $ (23,624)        $  (6,189)
                                                =========             =========         =========         =========


                             See accompanying notes.

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                            Year ended June 30, 1995
                                   (In 000's)


                                                                                                             Alliance
                                                                                                               Gaming
                                                          Parent and          Non-                           Corporation
                                                         Guaranteeing     Guaranteeing       Adjust-             and
                                                         Subsidiaries     Subsidiaries        ments         Subsidiaries
                                                         ------------     ------------        -----         ------------
Cash flows from operating activities:
   Net income (loss)                                       $(10,751)        $  1,208         $ (1,208)        $(10,751)
   Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                            8,175            1,345             --              9,520
     Amortization of debt discounts                              62              235             --                297
     Write down of other assets                               2,892              (96)            --              2,796
     Provision for doubtful receivables                         387               13             --                400
     Other                                                    1,282             --               --              1,282
   Change in operating assets and liabilities,
   net of effects of business acquired:
     Accounts and notes receivable                            1,530               66             (251)           1,345
     Inventories                                                (40)            --               --                (40)
     Other current assets                                       251                4             --                255
     Accounts payable                                          (254)            (193)            --               (447)
     Accrued expenses                                        (2,540)             185             --             (2,355)
   Intercompany accounts                                     (3,040)             249            2,791             --
                                                           --------         --------         --------         --------
       Net cash provided by (used in)
       operating activities                                  (2,046)           3,016            1,332            2,302
                                                           --------         --------         --------         --------
Cash flows from investing activities:
   Acquisition of businesses, net of cash acquired             --              2,481             --              2,481
   Additions to property and equipment                       (7,643)          (1,244)            --             (8,887)
   Proceeds from disposal of property and equipment             225              126             --                351
   Purchases of securities available for sale               (11,086)            --               --            (11,086)
   Other                                                     (5,852)            --               --             (5,852)
                                                           --------         --------         --------         --------
       Net cash provided by (used in)
       investing activities                                 (24,356)           1,363             --            (22,993)
                                                           --------         --------         --------         --------
Cash flows from financing activities:
   Proceeds from long-term debt, net of expenses               --              1,504           (1,504)            --
   Reduction of long-term debt                                 (578)          (2,719)             172           (3,125)
   Issuance of common stock                                     465             --               --                465
                                                           --------         --------         --------         --------
       Net cash used in
       financing activities                                    (113)          (1,215)          (1,332)          (2,660)
                                                           --------         --------         --------         --------

Cash and cash equivalents:
   Increase (decrease) for  year                            (26,515)           3,164             --            (23,351)
   Balance, beginning of year                                34,750            2,335             --             37,085
                                                           --------         --------         --------         --------
   Balance, end of year                                    $  8,235         $  5,499         $   --           $ 13,734
                                                           ========         ========         ========         ========


                             See accompanying notes.

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                            Year ended June 30, 1996
                                   (In 000's)


                                                                                                                 Alliance
                                                                                                                  Gaming
                                                                  Parent and         Non-                      Corporation
                                                                 Guaranteeing    Guaranteeing     Adjust-          and
                                                                 Subsidiaries    Subsidiaries      ments       Subsidiaries
                                                                 ------------    ------------    ---------     ------------
Cash flows from operating activities:
    Net income (loss)                                              $ (59,897)     $   8,378      $  (8,378)     $ (59,897)
      Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
         Depreciation and amortization                                 8,746          2,242            -           10,988
         Amortization of debt discounts                                    9            236            -              245
         Loss on debenture conversion                                 30,079            -              -           30,079
         Write down of other assets                                    6,117            (22)           -            6,095
         (Gain) loss on sale of property and equipment                   (13)           118            -              105
         Provision for doubtful receivables                              973             47            -            1,020
         Other                                                         2,839         (1,295)           -            1,544
    Change in operating assets and liabilities, net of
           effects of business acquired:
         Accounts and notes receivable                                (3,642)        (2,389)            97         (5,934)
         Inventories                                                   5,754             90            -            5,844
         Other current assets                                         (1,508)         1,413            -              (95)
         Intercompany accounts                                        (7,038)        (1,340)         8,378            -
         Accounts payable                                             (3,195)         1,403            (97)        (1,889)
         Accrued liabilities                                          12,930           (174)            24         12,780
                                                                   ---------      ---------      ---------      ---------
           Net cash provided by (used in) operating activities        (7,846)         8,707             24            885
                                                                   ---------      ---------      ---------      ---------
Cash flows from investing activities:
    Acquisition of business, net of cash acquired                    (79,209)           -              -          (79,209)
    Additions to property, plant and equipment                        (6,290)        (1,811)           -           (8,101)
    Proceeds from disposal of property and equipment                   2,106            176            -            2,282
    Purchases of securities available for sale                        13,516            -              -           13,516
    Other                                                             (7,156)         2,065            -           (5,091)
                                                                   ---------      ---------      ---------      ---------
           Net cash provided by (used in) investing activities       (77,033)           430            -          (76,603)
                                                                   ---------      ---------      ---------      ---------
Cash flows from financing activities:
    Proceeds from long-term debt, net of expenses                    144,764          1,301           (645)       145,420
    Reduction of long-term debt                                      (47,233)        (4,834)           621        (51,446)
    Issuance of Special Stock                                         15,000            -              -           15,000
    Fees paid for conversion of convertible debentures                (3,333)           -              -           (3,333)
    Issuance of Common Stock                                           4,400            -              -            4,400
                                                                   ---------      ---------      ---------      ---------
           Net cash provided by (used in) financing activities       113,598         (3,533)           (24)       110,041
                                                                   ---------      ---------      ---------      ---------
Cash and cash equivalents:
           Increase for year                                          28,719          5,604            -           34,323
           Balance, beginning of year                                  8,235          5,499            -           13,734
                                                                   ---------      ---------      ---------      ---------
           Balance, end of year                                    $  36,954      $  11,103      $     -        $  48,057
                                                                   =========      =========      =========      =========


                             See accompanying notes.

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                            Year ended June 30, 1997
                                   (In 000's)


                                                                                                                        Alliance
                                                                                                                         Gaming
                                                                            Parent and         Non-                    Corporation
                                                                           Guaranteeing    Guaranteeing   Adjust-          and
                                                                           Subsidiaries    Subsidiaries    ments       Subsidiaries
                                                                           ------------    ------------  ---------     ------------
Cash flows from operating activities:
     Net income (loss)                                                         $  5,785     $ 23,624     $(23,624)    $  5,785
       Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
          Depreciation and amortization                                          13,390        9,216          -         22,606
          Amortization of debt discounts                                            295          512          -            807
          Write down of other assets                                                803          272          -          1,075
          Loss on sale of property and equipment                                    503          730          -          1,233
          Provision for doubtful receivables                                      5,049        4,010          -          9,059
          Other                                                                      32         (683)         -           (651)
     Change in operating assets and liabilities, net of effects of business acquired:
          Accounts and notes receivable                                           1,912      (10,495)       3,982       (4,601)
          Inventories                                                             4,587      (12,165)         680       (6,898)
          Other current assets                                                     (287)      (1,262)         -         (1,549)
          Intercompany accounts                                                 (20,345)       5,673       14,672          -
          Accounts payable                                                       (4,425)        (177)       2,632       (1,970)
          Accrued liabilities                                                    (8,943)       7,269          914         (760)
                                                                               --------     --------     --------     --------
            Net cash provided by (used in) operating activities                  (1,644)      26,524         (744)      24,136
                                                                               --------     --------     --------     --------
Cash flows from investing activities:
     Additions to property, plant and equipment                                  (9,198)      (4,059)         -        (13,257)
     Proceeds from disposal of property and equipment                                78          176          -            254
     Other                                                                       (8,375)        (199)         -         (8,574)
                                                                               --------     --------     --------     --------
            Net cash provided by (used in) investing activities                 (17,495)      (4,082)         -        (21,577)
                                                                               --------     --------     --------     --------
Cash flows from financing activities:
     Net change in credit lines                                                  (7,525)      (4,053)                  (11,578)
     Reduction of long-term debt                                                   (767)      (6,751)         744       (6,774)
     Proceeds from exercise of stock options                                        767          -            -            767
     Repurchase of Series B Special Stock                                        (3,879)         -            -         (3,879)
     Dividends (paid) received                                                   10,051      (10,051)         -            -
                                                                               --------     --------     --------     --------
            Net cash provided by (used in) financing activities                  (1,353)     (20,855)         744      (21,464)
                                                                               --------     --------     --------     --------
Effect of exchange rates on cash                                                    -           (228)                     (228)
Cash and cash equivalents:
            Increase for year                                                   (20,492)       1,359          -        (19,133)
            Balance, beginning of year                                           36,954       11,103          -         48,057
                                                                               --------     --------     --------     --------
            Balance, end of year                                               $ 16,462     $ 12,462     $    -       $ 28,924
                                                                               ========     ========     ========     ========


                             See accompanying notes.

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                    YEARS ENDED JUNE 30, 1995, 1996 AND 1997


BASIS OF PRESENTATION

These notes to consolidating financial statements should be read in conjunction with the consolidated financial statements and notes thereto. Certain reclassifications have been made to prior years' financial statements to conform with the current year presentation.

DEBT AND LINES OF CREDIT

Long-term debt and lines of credit at June 30, 1997 consist of the following :


                                                                                                  Alliance
                                                                                                   Gaming
                                             Parent and          Non-                           Corporation
                                            Guaranteeing     Guaranteeing       Adjust-              and
                                            Subsidiaries     Subsidiaries        ments           Subsidiaries
                                            ------------     ------------        -----           ------------
                                                                       (in 000's)
12 7/8% Senior Secured notes due
   2003 net of unamortized discount          $ 151,224                                            $ 151,224
7.5% Convertible subordinated
   debentures due 2003, unsecured                1,642                                                1,642
Hospitality Franchise Systems
   note payable                                                   6,569                               6,569
Bally Wulff revolving lines of credit                             9,611                               9,611
Intercompany notes payable                      85,815            4,103           (89,918)             --
Other                                            1,052            3,741                               4,793
                                             ---------        ---------         ---------         ---------
                                               239,733           24,024           (89,918)          173,839
Less current maturities                            585            1,348              (809)            1,124
                                             ---------        ---------         ---------         ---------
Long-term debt, less current
   maturities                                $ 239,148        $  22,676         $ (89,109)        $ 172,715
                                             =========        =========         =========         =========


INCOME TAXES

The federal, foreign and state income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of June 30, 1996 are as follows:


                                                                                              Alliance
                                                                                               Gaming
                                          Parent and          Non-                           Corporation
                                         Guaranteeing     Guaranteeing       Adjust-             and
                                         Subsidiaries     Subsidiaries        ments         Subsidiaries
                                         ------------     ------------        -----         ------------
Deferred Tax Assets:                                                 (in 000's)
Net operating loss carry forwards            $  8,923         $                $               $  8,923
Inventory obsolescence reserves                 3,070              651                            3,721
Bad debt reserves                               4,719                                             4,719
Foreign tax credit carry forwards              11,843                                            11,843
Reserves for abandoned projects                 1,863                                             1,863
Accruals not currently deductible
    for tax purposes                            2,831                                             2,831
Other                                             918            1,169                            2,087
                                             --------         --------         --------         --------
Total gross deferred tax assets                34,167            1,820                           35,987
Less:  Valuation allowance                    (30,036)            (492)                         (30,528)
                                             --------         --------         --------         --------
Deferred tax assets                          $  4,131         $  1,328         $               $  5,459
                                             --------         --------         --------         --------

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Deferred Tax Liabilities:
Property and equipment, principally
   due to depreciation differences           $  3,172                                           $  3,172
Other                                           1,559                                              1,559
                                             --------         --------         --------         --------
Total gross deferred tax liabilities            4,731                                              4,731
                                                              --------         --------         --------
Net deferred tax assets (liabilities)        $   (600)        $  1,328                $         $    728
                                             ========         ========         ========         ========

The federal, foreign and state income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of June 30, 1997 are as follows (in 000's):


                                                                                              Alliance
                                                                                               Gaming
                                            Parent and          Non-                           Corporation
                                           Guaranteeing     Guaranteeing       Adjust-             and
                                           Subsidiaries     Subsidiaries        ments         Subsidiaries
                                           ------------     ------------        -----         ------------
Deferred Tax Assets:
Net operating loss carry forwards            $  7,510         $               $                $  7,510
Inventory obsolescence reserves                 3,400              648                            4,048
Bad debt reserves                               6,359                                             6,359
Foreign tax credit carry forwards              11,843                                            11,843
Reserves for abandoned projects                 1,311                                             1,311
Accruals not currently deductible
    for tax purposes                            3,581                                             3,581
Other                                           2,937            4,863                            7,800
                                             --------         --------         --------        --------
Total gross deferred tax assets                36,941            5,511                           42,452
Less:  Valuation allowance                    (30,676)                                          (30,676)
                                             --------         --------         --------        --------
Deferred tax assets                          $  6,265         $  5,511         $   --          $ 11,776
                                             --------         --------         --------        --------

Deferred Tax Liabilities:
Property and equipment, principally
   due to depreciation differences           $  3,703         $                $               $  3,703
Other                                           3,162            3,500                            6,662
                                             --------         --------         --------        --------
Total gross deferred tax liabilities            6,865            3,500             --            10,365
                                                              --------         --------        --------
Net deferred tax assets (liabilities)        $   (600)        $  2,011         $   --          $  1,411
                                             ========         ========         ========        ========

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


14.     RESERVES AND ALLOWANCES


The following tables represent the activity for each of the fiscal years ended June 30, 1995, 1996 and 1997 for each of the valuation reserve and allowance accounts (in 000's):


                                      Balance at                                  Balance at
                                     Beginning of                                   End of
                                         Year         Additions     Deductions       Year
                                         ----         ---------     ----------       ----
Allowance for doubtful accounts:
Year ended June 30, 1997               $19,497        $ 9,179        $ 4,775        $23,901
Year ended June 30, 1996                 1,659         18,995 (a)      1,157         19,497
Year ended June 30, 1995                 1,389          1,258            988          1,659

Inventory valuation allowance:
Year ended June 30, 1997               $ 9,484        $ 1,719        $ 2,347        $ 8,856
Year ended June 30, 1996                  --           11,315 (a)      1,831          9,484

Other assets valuation reserve:
Year ended June 30, 1997               $ 3,679        $   162        $   339        $ 3,502
Year ended June 30, 1996                   631          4,629          1,581          3,679
Year ended June 30, 1995                 1,762            213          1,344            631


(a) Includes reserves assigned to BGII receivables and inventory in purchase accounting of $17.6 million and $9.8 million, respectively.