Form 10-K/A
period 1997-06-30
ALLIANCE GAMING CORP
filed 1997-10-28
CIK 2491

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $95,204,000 as of September 2, 1997.

The number of shares of Common Stock, $0.10 par value, outstanding as of September 2, 1997 according to the records of registrant's registrar and transfer agent was 31,854,834.

                   Documents incorporated by reference - None
================================================================================

GENERAL

        Alliance Gaming Corporation ("Alliance", the "Company" or the "Registrant") hereby amends its Annual Report on Form 10-K for the fiscal year ended June 30, 1997 by deleting its responses to Items 10 through 13 contained in its original filing and replacing such sections with the following:

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, present principal occupation or employment and five-year employment history of each of the directors and executive officers of Alliance as of October 21, 1997 is set forth below. No director or executive officer is related by blood, marriage or adoption to any other director or executive officer.

   NAME                     AGE   POSITION WITH THE COMPANY
   ----                     ---   -------------------------
   Morris Goldstein         52    President and Chief Executive Officer
   David Johnson            46    Senior Vice President, General Counsel and Secretary
   Scott Schweinfurth       43    Senior Vice President, Chief Financial Officer and
                                  Treasurer
   Hans Kloss               56    Managing Director-Alliance Automaten GmbH & Co. KG
                                  and Director
   Robert Miodunski         46    Senior Vice President- Route Group (Nevada)
   Robert Saxton            44    Senior Vice President-Casino Operations
   Mark Lerner              48    Assistant General Counsel
   Paul Lofgren             36    Vice President-Regulatory Compliance and Government
                                  Affairs
   Robert Woodson           44    Vice President-Regulatory Compliance
   Jacques Andre            60    Director
   Anthony DiCesare         35    Director
   Michael Hirschfeld       47    Director
   Joel Kirschbaum          46    Director
   Alfred Wilms             55    Director

The Company's bylaws provide that the Board of Directors shall consist of no fewer than three or more than nine directors, with the exact number to be fixed by the Board of Directors. The size of the Board has been fixed at seven. The Company's bylaws provide that the Board of Directors shall be divided into three classes as nearly equal in number as possible, with each class having a term of three years or until their successors are duly qualified. The officers of the Company each serve at the pleasure of the Board of Directors.

Pursuant to a Stockholders Agreement dated as of September 21, 1993, as amended on October 20, 1994, by and among Alliance, Kirkland Investment Corporation ("KIC"), Gaming Systems Advisors, L.P. ("GSA"), Kirkland-Ft. Worth Investment Partners, L.P. ("KFW") and Mr. Wilms (as amended, the "Stockholders Agreement"), KIC and Mr. Wilms each agreed to use its best efforts to cause the Company's Board of Directors, from and after September 21, 1997, to initially be comprised of such number of directors designated by KIC and such number of directors designated by Mr. Wilms as will be in the ratio of four to three, but neither KIC nor Mr. Wilms is required to vote for a particular designee at any regular or special meeting of the Company's stockholders after September 21, 1997. Notwithstanding the foregoing, prior to September 21, 2008, KIC must vote all of its shares of common stock to cause Mr. Wilms to be elected a director of the Company for so long as Mr. Wilms owns shares of common stock of the Company. Pursuant to the Stockholders Agreement, Mr. Wilms designated Mr. Hans Kloss as one of his three designees to the Board. Mr. Wilms is entitled to attend all meetings of the committees of Alliance's and its subsidiaries' Boards of Directors.

The following table sets forth the names of, and certain information with respect to, the terms of the directors:

                                    Director  Term
                                     Since  Expires
                                     -----  -------
Jacques Andre (1)(4)                 1996    1998
Anthony DiCesare (2)(3)              1994    1999
Michael Hirschfeld                   1997    1998
Joel Kirschbaum(3)                   1994    1999
Hans Kloss                           1997    1997
Alfred H. Wilms (1)(2)(3)(4)         1983    1997

--------------
(1) Member of the Audit Committee
(2) Member of the Executive Committee
(3) Member of the Nominating Committee
(4) Member of the Compensation Committee

    Morris Goldstein joined Alliance in June 1997 as President and Chief Executive Officer. Mr. Goldstein previously was Chief Executive Officer of Thomson Technology Initiative, a unit of Thomson Corporation, a global publisher and provider of information services. For six months in early 1994, Mr. Goldstein served as President and Chief Operating Officer of ImagiNation Network, an interactive computer game provider. Prior to that, he had been President of Information Access Company ("IAC"), an electronic information publishing company owned by Ziff Communications, since 1982. In late 1994, Mr. Goldstein also assisted in the sale of IAC by the Ziff family interests to the Thomson Corporation.

    David Johnson joined Alliance as Senior Vice President, General Counsel and Secretary in April 1995. Previously, Mr. Johnson developed extensive gaming industry experience representing a diverse group of casino clients as a Senior Partner at Schreck Morris, a Nevada law firm where he was employed from January 1987 to March 1995. Prior to joining Schreck Morris, Mr. Johnson served as Chief Deputy Attorney General for the gaming division of the Nevada Attorney General's Office. Mr. Johnson serves as Vice Chairman of the Executive Committee of the Nevada State Bar's Gaming Law Section and is an officer and founding member of the Nevada Gaming Attorneys Association.

    Scott Schweinfurth joined Alliance in June 1996 as Senior Vice President, Chief Financial Officer and Treasurer. Prior to joining the Company, Mr. Schweinfurth had served as the Senior Vice President, Chief Financial Officer and Treasurer of BGII since March 1995. Prior to joining BGII, Mr. Schweinfurth had been a partner at the accounting firm of Ernst & Young LLP since October 1988, having joined the audit staff of its predecessor, Arthur Young & Company, in September 1976. Mr. Schweinfurth is a Certified Public Accountant.

    Hans Kloss joined Alliance in June 1996 and has served as the Managing Director of Alliance Automaten GmbH & Co. KG since June 1996. Mr. Kloss was a director of BGII from August 1991 to June 1996 and President and Chief Operating Officer of BGII from May 1993 to August 1997. Mr. Kloss has been the Managing Director of Bally Wulff since 1981 and has been employed by those companies since 1970. He was appointed to Alliance's Board of Directors in September 1997.

    Robert Miodunski joined Alliance as Senior Vice President-Route Group (Nevada) in March 1994. From January 1991 to March 1994, Mr. Miodunski was President of Mulholland-Harper Company, a sign manufacturing and service company. From 1984 through 1990, Mr. Miodunski held various positions with Federal Signal Company, the most recent being Vice President and General Manager of the Midwest Region of the Sign Group.

    Robert Saxton joined Alliance in 1982 as Corporate Controller and was elected Vice President-Casino Operations in December 1993 and Senior Vice President-Casino Operations in June 1996. Since joining Alliance, Mr. Saxton has held various management positions with the Route Operations business unit and is currently responsible for Casino Operations. He also serves as President of Alliance's Louisiana subsidiaries.

    Mark Lerner joined Alliance in December 1996 as Assistant General Counsel. A former deputy attorney general for the Nevada Gaming Commission and Nevada State Gaming Control Board, Mr. Lerner has been practicing law since 1980. Before joining Alliance, he was general counsel to Becker Gaming, Inc., a Las Vegas gaming company. From 1987 through 1994, Mr. Lerner practiced law at Jones, Jones, Close & Brown, a Las Vegas commercial and litigation law firm.

    Paul Lofgren joined Alliance in November 1996 as Vice President-Regulatory Compliance and Governmental Affairs. Prior to joining the Company, Mr. Lofgren was vice president of regulatory compliance for Video Lottery Technologies from December 1992 until November 1996. He was previously employed as a supervisor for approximately ten years in the Corporate Securities Division of the Nevada State Gaming Control Board.

    Robert Woodson joined Alliance in 1988 as Director of Gaming Compliance and was promoted to Vice President-Regulatory Compliance in September 1993. Prior to joining Alliance, Mr. Woodson was with the Investigation Division of the Nevada State Gaming Control Board for 10 years.

    Jacques Andre was appointed a director in August 1996. Mr. Andre has been a partner with Ray Berndtson, Inc., an international executive search firm, from 1975 to the present. He also serves on its Board of Directors.

     Anthony DiCesare was employed by Kirkland Investment Corporation ("KIC"), which was the sole general partner of Kirkland-Ft. Worth Investment Partners, L.P. ("KFW"), an investment partnership, from April 1991 to July 1994. Mr. DiCesare served the Company as Executive Vice President-Development from July 1994 through June 1997. He is currently a New York-based employee of the Company. He has been a director since 1994.

    Michael Hirschfeld was appointed a director in September 1997. Mr. Hirschfeld has been a partner of Milbank, Tweed, Hadley & McCloy, a New York law firm, from April 1995 to the present. From December 1990 to April 1995, Mr. Hirschfeld was a partner of Kelly Drye & Warren, a New York law firm.

    Joel Kirschbaum was appointed a director in July 1994 and served as Chairman of the Board of Directors from July 1994 to March 1995. Mr. Kirschbaum is the sole stockholder, director and officer of KIC. He has been engaged in operating the businesses of KIC and KFW since January 1991 when KIC and KFW were established, and of GSA, Inc. ("GSI"), the general partner of Gaming Systems Advisors, L.P. ("GSA"), a financial advisory firm, since June 1993. Prior to that time, he worked at Goldman, Sachs & Co. for 13 years, during the last six of which he was a General Partner. When he established KIC and KFW, Mr. Kirschbaum resigned his general partnership interest in Goldman, Sachs & Co. and became a limited partner. Mr. Kirschbaum resigned his limited partnership interest in Goldman, Sachs & Co. in November 1993. Mr. Kirschbaum is a New York-based employee of the Company.

    Alfred Wilms has served as a director of Alliance since November 1983. He served as chief executive officer of Alliance from December 1984 to July 1994 and as Chairman of the Board of Directors of Alliance from August 1986 to July 1994. Mr. Wilms is currently President and a director of Aqualandia, the largest waterpark in Europe; President and a director of Gibsa, a real estate company located in Spain; and a director of Jardin Parks, a real estate company located in Spain. Mr. Wilms is a citizen and resident of Belgium.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of Alliance's equity securities ("Insiders"), to file with the Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Insiders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) reports filed by such persons. To the Company's knowledge, based on its review of the copies of such reports furnished to the Company during the fiscal year ended June 30, 1997, all Section 16(a) filing requirements applicable to Insiders were complied with, except that Mr. Goldstein filed a Form 3 and Form 4 which did not meet the filing deadline.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or to be paid by the Company to the Company's current and former chief executive officers and its four other most highly compensated executive officers receiving over $100,000 per year (the "Named Executive Officers") for services rendered in all capacities to the Company during the fiscal year ended June 30, 1997:

SUMMARY COMPENSATION TABLE *


                                               Fiscal        Annual Compensation                 Long-Term
                                                Year     ------------------------------------  Compensation
   Name and                                     Ended                            Other Annual     Awards       All Other
   Principal Position                          June 30,  Salary          Bonus  Compensation(1)  Options     Compensation(2)
   ------------------                          --------  ------          -----   ------------    -------     ---------------
Morris Goldstein (3)
 President and Chief Executive Officer           1997    $   17,300  $      --                    500,000    $      --

Steve Greathouse (4)                             1997    $  200,000  $      --                        --     $  667,976
  Former Chairman of the Board,                  1996       400,000      450,000                      --         12,349
  President and Chief Executive Officer          1995       338,462    1,312,500                  500,000         4,638

Anthony DiCesare (5)                             1997   $  250,000   $   75,000                   375,000   $     3,985
 Former Executive Vice President-                1996       250,000      375,000                      --          8,652
 Development                                     1995       170,347         --                        --          5,942

David Johnson                                    1997    $  250,000   $  185,000                      --     $    5,351
  Senior Vice President, General Counsel         1996       200,000      350,000                      --          6,277
  and Secretary                                  1995        38,462       50,000                  200,000         1,486

Scott Schweinfurth (6)                           1997    $  235,000   $  400,000                  120,000   $     4,300
  Senior Vice President, Treasurer               1996         6,538         --                        --            --
  and Chief Financial Officer

Hans Kloss (7)                                   1997    $  406,300   $1,682,400                      --     $   45,543
  Managing Director, Alliance Automaten          1996         8,450         --                        --            --
  GmbH & Co. KG

----------------
* As used in the tables provided under the caption "Executive Compensation," the character " - " is used to represent "zero."

(1) The aggregate amount of such compensation to be reported herein is less than the lesser of either $50,000 or 10 percent of the total annual salary and bonus reported for the Named Executive Officer.

(2) "All Other Compensation" for 1997 includes (i) contributions made by the Company to the Company's Profit Sharing 401(k) Plan in amounts of $0, $0, $1,009, $2,375, $1,663, and $0 on behalf of Mr. Goldstein, Mr.
        Greathouse, Mr. DiCesare, Mr. Johnson, Mr. Schweinfurth and Mr. Kloss, respectively, and (ii) payments made in connection with health, life and disability insurance programs in amounts of $0, $2,976, $2,976, $2,976, $2,637 and $45,543 on behalf of Mr. Goldstein, Mr. Greathouse, Mr. DiCesare, Mr. Johnson, Mr. Schweinfurth and Mr. Kloss, respectively. For Mr. Greathouse, includes amounts paid upon separation from the Company, totaling $440,000, as well as a post-separation consulting fee of $225,000.

(3) Mr. Goldstein joined the Company in June 1997 as President and Chief Executive Officer.

(4)     Mr. Greathouse resigned from the Company effective December, 1996.

(5) Effective June 30, 1997, Mr. DiCesare resigned his position as Executive Vice President-Development. Mr. DiCesare continues as a Director and employee of the Company.

(6) Mr. Schweinfurth joined the Company in June 1996, having previously been employed by BGII. Mr. Schweinfurth's bonus for the fiscal year ended June 30, 1997 was for an 18-month period.

(7) Mr. Kloss joined the Company in June 1996, having previously been employed by BGII.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table relates to options granted during the fiscal year ended June 30, 1997:


                                                                                                  Potential Realizable
                                                                                                        Value at
                                                        Individual Grants                          Assumed Annual Rates
                                      --------------------------------------------------------
                                                      % of Total                                       of Stock
                                                       Granted                                  Price Appreciation for
                                        Options    to Employees in    Exercise      Expiration        Option Term
        Name                            Granted       Fiscal Year      Price           Date          5%          10%
        ----                          -----------       ------        -------        --------     --------   ----------
Morris Goldstein                      500,000 (a)       10.83%        $3.8750        06/17/02     $456,000   $1,083,000
Steve Greathouse                      250,000 (b)        5.41%        $3.4375        08/29/01      337,000      651,000
Anthony DiCesare                      375,000 (c)        8.12%        $3.4375        08/29/01      506,000      976,000
David Johnson                         200,000 (b)        4.30%        $3.4375        03/20/05      451,000    1,009,000
Scott Schweinfurth                     60,000 (d)        1.29%        $3.4375        08/29/06      160,000      378,000
Scott Schweinfurth                     60,000 (d)        1.29%        $3.7500        10/03/06      142,000      359,000

------------
(a) Includes 250,000 options of which 62,500 vested on the date of grant and 62,500 which will vest on each of the next three anniversary dates thereof. Also includes 250,000 contingent options of which 62,500 vested on the date of grant and 62,500 which will vest on each of the next three anniversary dates thereof; these contingent options become exercisable in equal one-third tranches only when the Common Stock price reaches $11, $13, $15, respectively.

(b) Represents stock options previously issued for which the strike price was adjusted to $3.4375 in August 1996 and are exercisable through August 29, 2001 whether or not the individual is employed by the Company as an employee, officer, director or consultant.

(c) Options vested on the date of grant and are exercisable through August 29, 2001 whether or not the individual is employed by the Company as an employee, officer, director or consultant.

(d) For each of these option grants, 15,000 vested on the date of grant and 15,000 will vest on each of the next three anniversary dates thereof. Pursuant to his employment contract, the Company is obligated to pay Mr. Schweinfurth approximately $19,000 upon exercise of all of the options expiring October 3, 2006.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

The following table relates to options exercised during the fiscal year ended June 30, 1997 and options outstanding at June 30, 1997:


                                          Number of Unexercised     Value of Unexercised
                                                Options at         In-the-Money Options at
                    Shares                      June 30, 1997         June 30, 1997 (a)
                 Acquired on   Value    ------------------------- --------------------------
   Name            Exercise  Realized   Exercisable Unexercisable Exercisable  Unexercisable
   ----            --------  --------   ----------- ------------- -----------  -------------
Anthony DiCesare      -          -        375,000           -       117,000             -
Morris Goldstein      -          -         62,500     437,500      $      -       $     -
Steve Greathouse      -          -        250,000           -        78,000             -
David Johnson         -          -        133,333      66,667        42,000        21,000
Hans Kloss            -          -          5,918           -        22,000             -
Scott Schweinfurth    -          -         30,000      90,000         9,000        28,000

---------

(a) Represents the amount by which the market value of the underlying stock at June 30, 1997 ($3.75 per share) exceeds the aggregate exercise prices of the options.

DIRECTORS' COMPENSATION

Directors of the Company who are also employees are not separately compensated for their services as directors. Fee arrangements with other directors of the Company are as follows: (i) Mr. Andre and Mr. Hirschfeld, $30,000 each per year for all services as a director and member of various committees; (ii) Mr. DiCesare and Mr. Kirschbaum, $250,000 each per year for all services as a director, member of the Nominating Committee and consultant or employee (as noted below, Mr. DiCesare and Mr. Kirschbaum have entered into employment agreements that supersede these arrangements); (iii) Mr. Wilms, $150,000 adjusted for inflation per year for all services as a director and member of various committees. Mr. David Robbins (who resigned from the Board in September 1997 but remains a consultant to the Company) received $85,000 for all services as a director. Dr. Craig Fields (who resigned from the Board effective as of April 1997) received $250,000 for all services as a director and as a part of his separation from the Company Mr. Fields will receive approximately $100,000 in fiscal 1998. Directors are also reimbursed for their reasonable out-of-pocket expenses incurred on Company business.

During fiscal year 1997, Mr. Andre and Mr. Robbins received stock option grants of 30,000 shares and 60,000 shares, respectively, with an exercise price of $4.00 per share. In addition, in conjunction with his being elected Chairman of the Board of Directors in February 1997, Mr. Robbins was granted an additional stock option covering 30,000 shares with an exercise price of $4.375 per share. Under current policy non-employee directors receive grants of 30,000 shares upon appointment to the Board of Directors and 15,000 shares on each anniversary date of their original appointment to the Board of Directors.

During fiscal 1997, the Board of Directors granted Mr. DiCesare and Mr. Kirschbaum bonuses to be paid upon achievement of specified objectives. Of these bonuses, $75,000 and $150,000, respectively, were paid during fiscal 1997 and $75,000 and $150,000 will be paid in future years upon achievement of the remaining objectives. In August 1996, the Board of Directors granted Mr. DiCesare and Mr. Kirschbaum 375,000 and 550,000 stock options, respectively, with an exercise price of $3.4375 per share. These options have five-year terms, were granted at an exercise price above the market price on the date of grant (which market price was $2.50 per share) and vested 100% on the date of grant. These options remain exercisable until August 29, 2001 regardless of whether the optionee remains an employee, officer, director or paid consultant of the Company.

Effective July 1, 1997, the Company entered into employment agreements (the "Agreements") with Mr. DiCesare and Mr. Kirschbaum (each an "Employee" and collectively the "Employees") pursuant to which each Employee will be a New York-based employee and will work on major strategic transactions involving the Company or its affiliates, including mergers, acquisitions, divestitures, joint ventures, the negotiation of strategic alliances or relationships and financings and refinancings. The Employees are not expected to be involved in the day-to-day operations of the Company, are not expected to devote full-time to the business of the Company and may engage in outside activities, although they may not directly compete with the Company. The Agreements, which have an initial term extending through July 1, 2002 (the "Term") and may be terminated thereafter by either party on notice, provide for each Employee to receive a base salary of $150,000 (with inflation increases each year) and annual performance bonuses (each a "Bonus") based upon annual performance goals determined by the Board of Directors and the Employee (which goals will generally relate without limitation to transactions of the type mentioned above involving the Company (and/or one or more of its affiliates)) and a target Bonus amount (and/or an appropriate minimum amount). More than one Bonus may be paid with respect to each employment year. If the Board of Directors and the Employee cannot agree upon reasonable annual performance goals and minimum and/or target Bonuses with respect to such goals for any year, the performance goals and Bonus amounts set forth in clauses (ii) and (iii) of the next paragraph will be the goals and Bonus for such year. If a goal is only partially achieved within a year, the Board of Directors will determine what amount, if any, will be paid to the Employee with respect to such goal. If a goal is achieved, the Bonuses will be payable regardless of the level of the Employee's involvement in the transaction. Upon termination of any Employee's Agreement for any reason (including for "cause" (as such term is defined in the Agreements)), the Company may be required to pay Bonuses to such Employee following such termination upon achievement of performance goals within specified periods ending up to 21 months after the Term. In addition, if the Company terminates an Employee without "cause", or an Employee leaves the Company's employ for "good reason" (as these terms are defined in the Agreements), the Employee will be entitled to receive for each remaining year of the Term an amount equal to the highest aggregate Bonuses paid in any previous year as well as the base salary and other compensation provided for by the Agreements.

For the year beginning July 1, 1997, the performance goals for each Employee are: (i) the completion by the Company (and/or one or more of its affiliates) of the Refinancing or substantially similar transaction, (ii) the closing of at least one "significant merger" with a value of at least $60 million and (iii) the closing of a "significant financing" with a value of at least $50 million. Upon the achievement of the performance goal set forth in clause (i), which goal was met on August 8, 1997, each Employee received a Bonus of $950,000. Upon the achievement of the performance goal set forth in clause (ii), each Employee will receive a minimum Bonus of $200,000. Upon the achievement of the performance goal set forth in clause (iii), each Employee will receive a minimum Bonus of at least $125,000. In addition to the Bonuses, the Agreements provide that the Board of Directors, in its sole discretion, may grant further discretionary bonuses to the Employees.

Pursuant to the Agreement, an Employee may elect to restructure his relationship with the Company into that of a financial consultant or independent advisor, with compensation arrangements reflecting the nature of such relationship and the services to be provided in amounts reasonably consistent with the compensation and Bonuses payable over the term of the Agreement as contemplated therein, as determined reasonably and in good faith by the Board of Directors, but calculated and payable in a manner customary for financial consultant or independent advisor arrangements. The Company and the Employee will negotiate in good faith to establish a restructured agreement with respect to the services to be provided hereunder.

At any time prior to January 1, 1999, an Employee may opt to forgo any Bonuses to which the Employee may thereafter become entitled and in lieu thereof to extend the expiration date of certain warrants currently beneficially owned by such Employee from September 21, 1999 to June 18, 2002. The rate at which such extension will occur will be not more than three warrants for each dollar of Bonuses forgone. At the election of the Employee, all or a portion of this option to extend may also be effected by a direct cash payment by the Employee to the Company on or prior to September 21, 1999 at the rate set forth in the immediately preceding sentence, rather than by the application of Bonuses.

In addition, the Company has agreed to pay KIC over the term of the Agreements $950,000 (subject to annual inflation increases) annually plus the cost of reasonable employee benefits to its support staff and reasonable out-of-pocket expenses incurred by KIC and its officers and employees to the extent related directly to the Company's business or potential business (the "KIC Agreement"). The Company will have the right to terminate the KIC Agreement upon 12 months' notice if Mr. Kirschbaum's employment under his Agreement is terminated for any reason other than by the Company without "cause" or by the Employee "for good reason" (as such terms are defined in the Agreements).


EMPLOYMENT AND SEVERANCE ARRANGEMENTS

The Company is party to an employment agreement with Mr. Goldstein which generally provides for a base salary of $450,000 per year through and including June 2000, participation in the Company's compensation programs for corporate officers, participation in the Company's cash bonus program at amounts determined by the Board of Directors, receipt of 250,000 stock options to vest 25% on date of grant with the balance over a three-year period and 250,000 stock options to vest 25% on date of grant with the balance over a three year period but which become exercisable in equal portions only when the common stock reaches prices of $11, $13, and $15, and severance benefits of one year's base salary if Mr. Goldstein is terminated prior to June 2000 without cause.

The Company is party to an employment agreement with Mr. Johnson which generally provides for a base salary of $250,000 per year through and including March 1998, participation in the Company's compensation programs for corporate officers, participation in the Company's cash bonus program at amounts determined by the Board of Directors, receipt of 200,000 stock options to vest over a three-year period, and severance benefits of one year's base salary if Mr. Johnson is terminated prior to March 1998 without cause. This agreement also contains a change in control provision which under certain circumstances allows the agreement to be terminated at the employee's election resulting in Mr. Johnson receiving one year's base salary.

The Company is party to an employment agreement with Mr. Schweinfurth which generally provides for a base salary of $235,000 per year through and including June 1999, participation in the Company's compensation programs for corporate officers, participation in the Company's cash bonus program at amounts determined by the Board of Directors and receipt of 120,000 stock options to vest 25% on date of grant with the balance over a three-year period, and severance benefits of one year's base salary if Mr. Schweinfurth is terminated prior to June 1999 without cause.

The Company is party to an employment agreement with Mr. Kloss which generally provides for a base salary of $255,075 per year through and including May of 1998, participation in Bally Wulff's compensation programs for executive officers, and a cash bonus based on 5.3% of pre-tax income as reported on the respective tax returns of both Bally Wulff Automaten GmbH and Bally Wulff Vertriebs GmbH.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the year ended June 30, 1997, the Compensation Committee of the Board of Directors of the Company met one time. The Compensation Committee is currently comprised of Mr. Wilms and Mr. Andre. During such fiscal year, the entire Board of Directors generally participated in deliberations concerning the compensation of the Company's executive officers except that Messrs. DiCesare, Fields, Greathouse and Kirschbaum did not vote on such matters. Mr. Wilms served as the Company's Chief Executive Officer from December 1984 to July 1994. Other than current positions disclosed in the previous tables, no other member of the Company's Board of Directors other than Dr. Fields and Mr. Greathouse was an officer or employee of the Company or any subsidiary during the fiscal year ended June 30, 1997 or is a former officer of the Company or any subsidiary.

The Company has hired Ray & Berndtson, Inc., an international executive search firm, of which Mr. Andre is a partner, to perform certain personnel searches. The Company paid fees of $252,500 and out-of-pocket expenses of $70,000 during fiscal year 1997 for the searches conducted by this firm. The final fee for the searches will be based on a percentage of the first-year compensation paid to certain personnel if and when hired.

The Company paid fees to Milbank, Tweed, Hadley & McCloy, a law firm in which Mr. Hirschfeld is a partner, for services rendered during the fiscal years ended June 30, 1995, 1996 and 1997.

The Company paid fees to O'Sullivan Graev & Karabell, a law firm that employed Mr. Robbins, totaling $112,000 for services during fiscal year 1996 and $16,215 for services during fiscal year 1997.

In March 1992, Mr. Wilms committed to provide a loan to Alliance's Louisiana subsidiary, Video Services, Inc. (the "VSI Loan"). As consideration for Mr. Wilms commitment, Alliance issued to Mr. Wilms a warrant to purchase 200,000 shares of Alliance Common Stock at a purchase price of $2.50 per share and agreed to issue an additional warrant to purchase 1.8 million shares of Common Stock at a purchase price of $2.50 per share upon funding of the full amount of such loan. The exercise price of the warrants was determined based on an analysis of, and a fairness opinion with respect to, the transaction and on the price range of the Common Stock during a period prior to announcement of Alliance's expansion into Louisiana. The VSI Loan required quarterly interest and principal payments with an interest rate equal to 2% above the London Inter-Bank Offered Rate, adjusted quarterly. The VSI Loan was held by a Belgian corporation owned by Mr. Wilms and members of his family. During fiscal years 1993 and 1994, a total of $6.5 million was funded under the VSI Loan. All scheduled principal and interest payments on the VSI Loan were made through September 1996, at which time the Board of Directors unanimously approved (except that Mr. Wilms abstained from voting) the early repayment of the remaining principal balance and accrued interest totaling $2.7 million. Such payments were made in September 1996.

Since July 1, 1996 certain directors have been involved in transactions in which Alliance was a party and in which the amount involved exceeded $60,000. See "Certain Relationships and Related Transactions".

ITEM 12 .  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of October 21, 1997 with respect to the beneficial ownership of the Common Stock, which constitutes Alliance's only outstanding class of voting securities, by (i) each person who, to the knowledge of Alliance, beneficially owned more than 5% of the Common Stock, (ii) each director of the Company, (iii) the Named Executive Officers of Alliance (as defined in the Exchange Act) and (iv) all executive officers and directors of Alliance as a group. Except as indicated, beneficial ownership includes the sole power to vote and to dispose of the securities in question. Except as indicated below, no director or executive officer of Alliance owned any other equity securities of Alliance.


                                                          AMOUNT OF        PERCENT OF
                                                          SHARES(1)          CLASS(1)
                                                         ------------          ----
Alfred H. Wilms                                          7,034,082 (2)         20.8%

FMR Corp.                                                2,956,078 (3)          9.3%
82 Devonshire Street
Boston, MA 02109

Jacques Andre                                               50,500 (4)            *
Anthony L. DiCesare                                        474,233 (5)          1.5%
Michael Hirschfeld                                          30,000 (6)            *
Joel Kirschbaum                                          1,033,476 (7)          3.2%
Hans Kloss                                                 822,654 (8)          2.6%
Morris Goldstein                                            82,500 (9)            *
David D. Johnson                                           200,000 (10)           *
Scott Schweinfurth                                          62,500 (11)           *
All executive officers and directors as a group         10,017,022 (12)        28.0%

----------
*       Less than 1%.

(1) Excludes the effect of the issuance of (i) 2,750,000 shares subject to warrants originally issued to KFW and (ii) 1,250,000 shares subject to warrants originally issued to GSA pursuant to an agreement ("the GSA Advisory Agreement") on September 21, 1993 and (iii) 2,500,000 shares subject to additional warrants originally issued to GSA upon consummation of the BGII acquisition. All of these warrants have an exercise price of $1.50 per share and become exercisable in equal one-third tranches only when the Common Stock price reaches $11, $13 and $15, respectively. Pursuant to an amendment to Schedule 13D filed on October 31, 1996, as part of a distribution of assets from KFW and GSA to KIC and GSI on the one hand and to Kirkland Investors, L.P. on the other hand, approximately 62% of such warrants which were distributed to Kirkland Investors, L.P. and are no longer deemed owned by Mr. Kirschbaum, KIC, KFW, GSI or GSA.

(2) Includes 2,000,000 shares subject to warrants exercisable at $2.50 per share. Mr. Wilms' mailing address is c/o the Company, 6601 S. Bermuda Rd., Las Vegas, Nevada 89119. See also the agreement between Mr. Wilms and certain parties (the "Stockholders Agreement") under "Directors and Executive Officers of the Registrant".

(3)     Information provided by a representative of FMR Corp.

(4) Includes 5,500 shares owned and 45,000 shares subject to options that are currently exercisable or will become exercisable within 60 days.

(5) Includes 99,233 shares owned and 375,000 shares subject to options that are currently exercisable or will become exercisable within 60 days, but excludes certain additional shares referred to in Note (1) above.

(6) Represents shares subject to options that are currently exercisable or will become exercisable within 60 days.

(7) Includes 483,476 shares owned and 550,000 shares subject to options that are currently exercisable or will become exercisable within 60 days, but excludes certain additional shares referred to in Note (1) above. Based upon information contained in a Schedule 13D filed by Mr. Kirschbaum on June 23, 1994, as amended from time to time and most recently on September 8, 1997. Of such shares, certain amounts may be sold or distributed to other persons, as set forth in the Schedule 13D.

(8) Includes 816,736 shares owned and 5,918 shares subject to options that are currently exercisable or will become exercisable within 60 days.

(9) Includes 20,000 shares owned and 62,500 shares subject to options that are currently exercisable or will become exercisable within 60 days, but excludes options exercisable at $3.875 per share for 250,000 shares which become exercisable in equal one-third tranches only when the Common Stock price reaches $11, $13 and $15, respectively.

(10) Represents shares subject to options that are currently exercisable or will become exercisable within 60 days.

(11) Includes 2,500 shares owned and 60,000 shares subject to options that are currently exercisable or will become exercisable within 60 days.

(12) Includes 3,656,495 shares subject to options that are currently exercisable or will become exercisable within 60 days.


ITEM 13 .  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



Pursuant to the GSA Advisory Agreement among Alliance and Mr. Wilms, Alliance engaged GSA to assist it in, among other things, identifying opportunities for strategic transactions and in structuring and negotiating such transactions. In connection with its retention of GSA for financial advisory services, Alliance has issued to it warrants to purchase 1,250,000 shares of Common Stock with an exercise price of $1.50 per share which become exercisable in equal one-third tranches only when the common stock price reaches $11, $13 and $15, respectively. Upon consummation of the acquisition of BGII, GSA received additional warrants to purchase 2,500,000 shares of Common Stock on the same terms except that these warrants expire June 18, 2002. Joel Kirschbaum, a director and employee of Alliance, is the sole stockholder, director and officer of GSI, the sole general partner of GSA. Mr. DiCesare, a director and employee of Alliance, has received a portion of the warrants distributed to GSI.

The Stockholders Agreement contains certain registration rights running in favor of Kirkland, KIC, Mr. Wilms and certain of their respective affiliates and transferees, including up to four demand registration rights each (and additional demand rights for Mr. Wilms under certain circumstances), at the expense of the Company, and provisions granting Mr. Wilms the right to participate in certain offerings of securities by the Company and by KIC and its transferees.

See also "Directors' Compensation" and "Compensation Committee Interlocks and Insider Participation".

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                            ALLIANCE GAMING CORPORATION





Date: October 27, 1997      By     /s/ Scott D. Schweinfurth
                                   -------------------------
                            Name:  Scott D. Schweinfurth
                            Title: Senior Vice President,
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)