Form 10-Q
period 1997-09-30
ALLIANCE GAMING CORP
filed 1997-11-13
CIK 2491

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______

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

The number of shares of Common Stock, $0.10 par value, outstanding as of October 31, 1997 according to the records of the registrant's registrar and transfer agent was 32,012,726.


================================================================================

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997



                                      INDEX


PART I.    FINANCIAL INFORMATION                                                    PAGE
Item 1. Unaudited Financial Statements

        Unaudited Condensed Consolidated Balance Sheets as of June 30, 1997
             and September 30, 1997                                                   3

        Unaudited Condensed Consolidated Statements of Operations
             for the three months ended September 30, 1996 and 1997                   4

        Unaudited Condensed Consolidated Statements of Stockholders' Equity (Net
             Capital Deficiency) for the three months ended September 30, 1997        5

        Unaudited Condensed Consolidated Statements of Cash Flows
             for the three months ended September 30, 1996 and 1997                   6

        Notes to Unaudited Condensed Consolidated Financial Statements                7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                    18


PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                            25

Item 6. Exhibits and Reports on Form 8-K                                             25


SIGNATURES                                                                           26

                                     PART 1

                           ALLIANCE GAMING CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In 000's, except share data)


                                                                        June 30,       Sept. 30,
                                                                         1997            1997
                                                                       ---------      ---------
ASSETS
Current assets:
  Cash and cash equivalents                                            $  28,924      $  24,053
  Accounts and notes receivable, net of allowance for doubtful
    accounts of $21,929 and $22,254                                       87,701         78,987
  Inventories, net of reserves of $8,856 and $8,852                       37,329         38,352
   Other current assets                                                    9,627          9,175
                                                                       ---------      ---------
    Total current assets                                                 163,581        150,567
                                                                       ---------      ---------
Long-term notes receivable, net of allowance for doubtful
  accounts of $1,972 and $1,244                                            8,981          8,224
Leased equipment, net of accumulated depreciation
  of $3,377 and $4,626                                                     7,902          8,417
Property, plant and equipment, net of accumulated depreciation
     of $39,695 and $40,236                                               74,647         74,742
Excess of costs over net assets of acquired businesses, net of
  accumulated amortization of $1,723 and $1,928                           62,098         61,680

Intangible assets, net of accumulated amortization of
  $9,626 and $10,104                                                      18,231         22,644
Other assets, net                                                         16,576         16,426
                                                                       ---------      ---------
        Total assets                                                   $ 352,016      $ 342,700
                                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
  Accounts payable                                                     $  14,270      $  11,405
  Accrued liabilities                                                     37,392         38,750
  Current maturities of long-term debt                                     1,124          2,246
                                                                       ---------      ---------
     Total current liabilities                                            52,786         52,401
                                                                       ---------      ---------
Term loan facilities                                                                    138,850
Senior Secured Notes, net of unamortized discount                        151,224             19
Senior Subordinated Notes due 2007, net of unamortized
  discount of $791                                                            --        149,209
Other long-term debt, less current maturities                             21,491         15,173
Other liabilities                                                         12,433         12,667
                                                                       ---------      ---------
        Total liabilities                                                237,934        368,319

Minority interest                                                          1,546          1,329
Series B Special Stock, $.10 par value, $100 liquidation
  value; 754,198 shares issued and outstanding at
  June 30, 1997, net of discount                                          58,981             --
Commitments and contingencies
Stockholders' equity (net capital deficiency):
  Special Stock, 10,000,000 shares authorized:
      Series E, $100 liquidation value; 123,689 shares and 127,245
        shares issued and outstanding                                     12,368         12,725
  Common Stock, $.10 par value; 175,000,000 shares authorized;
      31,852,000 shares and 31,857,000 issued and outstanding              3,185          3,185
  Additional paid-in capital                                             138,590        122,054
  Cumulative translation adjustment                                      (11,719)       (12,734)
  Accumulated deficit                                                    (88,869)      (152,178)
                                                                       ---------      ---------
    Total stockholders' equity (net capital deficiency)                   53,555        (26,948)
                                                                       ---------      ---------
               Total liabilities and stockholders' equity
                 (net capital deficiency)                              $ 352,016      $ 342,700
                                                                       =========      =========


       See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                        (In 000's, except per share data)

                                                  Three Months Ended September 30,
                                                          1996          1997
                                                      ---------      ---------
Revenues:
    Gaming equipment and systems                      $  34,883      $  27,167
    Wall machines and amusement games                    26,427         21,061
    Route operations                                     28,889         35,655
    Casino operations                                    12,713         14,088
                                                      ---------      ---------
                                                        102,912         97,971
Costs and expenses:
    Cost of gaming equipment and systems                 21,808         16,236
    Cost of wall machines and amusement games            15,104         11,568
    Cost of route operations                             21,894         27,188
    Cost of casino operations                             5,366          6,260
    Selling, general and administrative                  23,864         24,272
    Depreciation and amortization                         5,220          5,003
    Unusual items                                           700             --
                                                      ---------      ---------
                                                         93,956         90,527

Operating income                                          8,956          7,444

Other income (expense):
    Interest income                                         563            231
    Interest expense                                     (6,250)        (6,069)
    Rainbow royalty                                      (1,151)          (587)
    Rainbow royalty buyout (note 3)                          --        (19,000)
    Minority interest                                      (141)          (390)
    Other, net                                               (1)           (12)
                                                      ---------      ---------
Income (loss) before income taxes                         1,976        (18,383)

Income tax provision                                      1,341            493
                                                      ---------      ---------
Net income (loss) before extraordinary item                 635        (18,876)

Extraordinary loss, without tax benefit (note 3)             --        (42,033)
                                                      ---------      ---------
Net income (loss)                                           635        (60,909)

Special Stock dividends                                  (2,664)        (2,400)
Premium on redemption or repurchase of
  Series B Special Stock (note 3)                          (232)       (16,553)
                                                      ---------      ---------
Net loss applicable to common shares                  $  (2,261)     $ (79,862)
                                                      =========      =========

Loss per share before extraordinary item              $    (.07)     $   (1.19)
Extraordinary loss per share                                 --          (1.32)
                                                      ---------      ---------
Net loss per share                                    $    (.07)     $   (2.51)
                                                      =========      =========

Weighted average common shares outstanding               31,772         31,853
                                                      =========      =========

       See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (NET CAPITAL DEFICIENCY)
                      Three Months Ended September 30, 1997
                                   (In 000's)

                                                                     Series E
                                        Common Stock               Special Stock
                                  ----------------------      ----------------------
                                    Shares      Dollars          Shares     Dollars
                                    ------      -------          ------     -------
Balances at June 30, 1997           31,852     $   3,185           123     $  12,368

Net loss                                --            --            --            --
Shares issued upon exercise
  of options                             5            --            --            --
Special Stock dividends                 --            --             4           357
Series B Special Stock
  repurchase premium                    --            --            --            --
Foreign currency translation
  adjustment                            --            --            --            --
                                 ---------     ---------     ---------     ---------
Balances at September 30, 1997      31,857     $   3,185           127     $  12,725
                                 =========     =========     =========     =========

                                                                               Total
                                                                               Stock-
                                                                              holders'
                                Additional                   Cumulative      Equity (Net
                                  Paid-in         Accum.     Translation      Capital
                                  Capital        Deficit      Adjustment     Deficiency
                                  -------        -------      ----------     ----------
Balances at June 30, 1997        $ 138,590      $ (88,869)     $ (11,719)     $  53,555

Net loss                                --        (60,909)            --        (60,909)
Shares issued upon exercise
  of options                            17             --             --             17
Special Stock dividends                 --         (2,400)            --         (2,043)
Series B Special Stock
  repurchase premium               (16,553)            --             --        (16,553)
Foreign currency translation
  adjustment                            --             --         (1,015)        (1,015)
                                 ---------      ---------      ---------      ---------
Balances at September 30, 1997   $ 122,054      $(152,178)     $ (12,734)     $ (26,948)
                                 =========      =========      =========      =========



       See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (In 000's)

                                                        Three Months Ended September 30,
                                                               1996          1997
                                                            ---------      ---------
Cash flows from operating activities:
  Net income (loss)                                         $     635      $ (60,909)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                               5,220          5,003
    Amortization of debt discounts                                512              7
    Extraordinary item                                             --         42,033
    Write down of other assets                                    102            476
    Loss (gain) on sale of assets                                  53            (14)
    Provision for doubtful receivables                          1,575            771
    Other                                                         (24)           259
  Net change in operating assets and liabilities:
    Accounts and notes receivable                               2,933          8,700
    Inventories                                                (3,227)        (2,622)
    Other current assets                                           43            (70)
    Accounts payable                                            3,408         (2,865)
    Accrued liabilities                                          (750)         1,124
                                                            ---------      ---------
      Net cash provided by (used in) operating activities      10,480         (8,107)

Cash flows from investing activities:
   Additions to property, plant and equipment                  (2,001)        (3,049)
   Proceeds from disposal of property and equipment                41            131
   Other                                                       (1,058)          (862)
                                                            ---------      ---------
      Net cash provided by (used in) investing activities      (3,018)        (3,780)

Cash flows from financing activities:
    Refinancing fees and expenses                                  --        (32,752)
    Capitalized debt issuance costs                                --        (11,456)
    Proceeds from issuance of long-term debt                       41        303,734
    Reduction of long-term debt                                (3,683)      (177,894)
    Net change in lines of credit                             (12,010)         3,072
    Repurchase of Series B Special Stock                       (1,653)       (77,568)
    Proceeds from exercise of stock options                       122             --
                                                            ---------      ---------
      Net cash provided by (used in) financing activities     (17,183)         7,136

Effect of exchange rate changes on cash                            (5)          (120)

Cash and cash equivalents:
    Decrease for period                                        (9,726)        (4,871)
    Balance, beginning of period                               48,057         28,924
                                                            ---------      ---------
    Balance, end of period                                  $  38,331      $  24,053
                                                            =========      =========



       See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997


1.   BASIS OF PRESENTATION

     The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to present fairly the financial position, results of operations and cash flows of Alliance Gaming Corporation ("Alliance" or the "Company") for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results which may be expected for any other interim period or for the year as a whole. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's annual report on Form 10-K as amended for the year ended June 30, 1997. All intercompany accounts and transactions have been eliminated in consolidation.

     The condensed consolidated balance sheet at June 30, 1997 was derived from audited consolidated financial statements, but does not include all disclosures required under generally accepted accounting principles. Certain reclassifications have been made to prior period financial statements to conform with current period presentation.

2.   DEBT AND LINES OF CREDIT

     As discussed in detail below, substantially all of the Company's indebtedness shown below at June 30, 1997 was repaid as part of the Refinancing (as defined below). Long-term debt at June 30, 1997, prior to the Refinancing and at September 30, 1997, after the Refinancing, consists of the following:

                                                                      June 30,     Sept. 30,
                                                                        1997         1997
                                                                      --------     --------
                                                                            (in 000's)
     10% Senior Subordinated Notes due 2007, net of unamortized
         discount of $791,000                                         $     --     $149,209
     Tranche B Term Loan                                                    --       75,000
     Tranche C Term Loan                                                    --       40,000
     Delayed Draw Term Facility                                             --       25,000
     Revolving Credit Facility                                              --       12,643
     12 7/8% Senior Secured Notes due 2003, net of unamortized
       discount of $2,776,000 and  $0                                  151,224           19
     Bally Wulff revolving lines of credit                               9,611           --
     Hospitality Franchise Systems note payable,
       secured by the assets of the Rainbow Casino                       6,569           --
     7.5% Convertible subordinated debentures due 2003, unsecured        1,642           --
     Other, secured by related equipment                                 4,793        3,626
                                                                      --------     --------
                                                                       173,839      305,497
     Less current maturities                                             1,124        2,246
                                                                      --------     --------
     Long-term debt, less current maturities                          $172,715     $303,251
                                                                      ========     ========

     In August 1997 the Company effected a series of related transactions (as described below, the "Refinancing"). The Refinancing consisted of the private placement of $150 million of Senior Subordinated Notes and the closing of $230 million of bank financing. The bank financing provides for
     (i) term loans in the aggregate amount of up to $140 million, comprised of a $75 million tranche with a 7 1/2-year term (the "Tranche B Term Loan"), a $40 million tranche with an 8-year term (the "Tranche C Term Loan"), and a $25 million tranche with a 7 1/2-year term (the "Delayed Draw Term Facility" and together with the Tranche B Term Loan and the Tranche C Term Loan, the "Term Loan Facilities"); and (ii) a $90 million revolving credit

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997


     facility (the "Revolving Credit Facility") with a 6-year term. Each of these credit facilities are variable rate borrowings in accordance with a credit grid. The interest rates which are currently at the highest level of the credit grid and maturity dates are as follows:

                                            Initial              Maturity
                                             Rate                  Date
                                          -------------       ----------------
      Tranche B Term Loan                 LIBOR + 2.75%       January 31, 2005
      Tranche C Term Loan                 LIBOR + 3.00%          July 31, 2005
      Delayed Draw Term Facility          LIBOR + 2.75%       January 31, 2005
      Revolving Credit Facility           LIBOR + 2.25%          July 31, 2003

     The Revolving Credit Facility also allows for German Deutschemark borrowings at the Eurodollar rate plus 2.25% (or 5.4% at September 30, 1997).

     As part of the Refinancing, the Company used the proceeds of the Senior Subordinated Note offering together with borrowings under the Revolving Credit Facility, the Term Loan Facilities and cash on hand to fund (a) the repurchase at a premium of substantially all of the Company's 12 7/8% Senior Secured Notes, plus accrued interest to August 8, 1997 totaling $181.6 million, (b) the redemption at liquidation value of all of the Company's Series B Special Stock on September 8, 1997 totaling $77.6 million, (c) the purchase from HFS Gaming Corporation of the right to receive royalty payments based on revenues of the Rainbow Casino for $19 million (the "Rainbow Royalty Buyout"), (d) the repayment of related debt owed to an HFS affiliate, National Gaming Mississippi, Inc., on August 12, 1997 totaling $7.3 million, (e) repayment of amounts outstanding under the domestic and foreign revolving lines of credit and (f) the payment of transaction fees and expenses totaling $16.6 million. At September 30, 1997, based on the terms of the new $90 million Revolving Credit Facility, the Company would have been able to borrow $71.8 million. At September 30, 1997, borrowings under the revolving credit line totaled $12.6, of which $10.8 million were German Deutschmark borrowings and the Company had $1.5 million of credit line restrictions in place. The borrowing base for the revolving credit facility includes eligible receivables and inventory (as defined). Additionally, in July 1997 the Company redeemed the remaining balance of the 7 1/2% Convertible Debentures at a price of 104%, or a total of $1.7 million.

     The credit facility is guaranteed by each domestic subsidiary of the U.S. Borrower and German Subsidiaries (both as defined), other than the entity which holds the Company's interest in its Louisiana operations and other non-material subsidiaries (as defined), and is secured by both a U.S. and German Pledge Agreement (both as defined). The bank facility contains a number of maintenance covenants and it and the indenture both have other significant covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries to dispose of assets, incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests (as defined) or subordinated indebtedness, issue or sell equity interests of the Company's subsidiaries (as defined), engage in mergers or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities.

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

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

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

3.   REFINANCING CHARGES

     As a result of the Refinancing described above, the Company recorded an extraordinary loss of $42.0 million consisting of the $27.7 million premium paid to repurchase the 12 7/8% Senior Secured Notes, the payment of related transaction fees and expenses, and the charge-off of the unamortized debt discount and deferred financing fees. There was no tax benefit recognized for the extraordinary item as a valuation allowance was recorded to fully reserve the net operating losses created.

     The Company also recorded a $19 million charge for the cost of the Rainbow Royalty Buyout. Additionally, the Company recorded a $16.6 million charge to equity and a corresponding increase in the net loss applicable to common shares for the difference between the carrying value and the liquidation value of the Series B Special Stock, all of which was repurchased on September 8, 1997 at the liquidation price of $100 per share, plus accrued dividends.

4.   INCOME TAXES

     The Company's effective tax rate for the three months ended September 30, 1996 and 1997 differs from the statutory rate of 35% due to state income taxes and the impact of taxes applicable to earnings of Bally Wulff. In addition, earnings at the Company's domestic subsidiaries cannot be fully offset by the utilization of net operating loss carryforwards.

5.    SUPPLEMENTAL CASH FLOW INFORMATION

     The following supplemental information is related to the unaudited condensed consolidated statements of cash flows. For the three months ended September 30, 1996 and 1997, the Company recorded the following significant non-cash items:

                                                                  Three months ended September 30,
                                                                        1996       1997
                                                                      --------    -------
                                                                          (In 000's)
     Reclassify other assets to property, plant and equipment         $   567     $   105
     Reclassify excess costs over net assets of acquired business
       to property, plant and equipment                                 1,286          --
     Dividends for Series E and Series B Special Stock                  2,664       2,400
     Reclassify inventory to equipment                                    771       1,599
     Series B Special Stock redemption premium                             --      16,553
     Translation rate adjustment                                          149         895

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

6.   LEGAL PROCEEDINGS

     LITIGATION

     In the action filed on December 2, 1996, the Company was named as a defendant in an action brought by Canpartners Investments IV and Cerberus Partners, pending in federal district court for the Southern District of New York. The Company entered into certain loan commitment letters with the plaintiffs in August 1995, contemplating that the plaintiffs would lend approximately $30.0 million to partially fund the Company's then pending hostile tender offer for Bally Gaming International, Inc. (BGII). The Company entered into a merger agreement with BGII in October 1995 and did not use funds provided by the plaintiffs to fund the acquisition of BGII in June 1996. On October 27, 1997, the court granted in part the Company's motion to dismiss the Canyon/Cerebus complaint. The claims for breach of the duty of good faith and fair dealing, seeking damages in excess of $12.0 million, and fraudulent concealment have been dismissed in their entirety, without prejudice to plaintiffs' right to replead. The claim for indemnification has been dismissed to the extent plaintiffs seek reimbursement of costs and fees relating to the litigation, but remains to the extent they seek reimbursemenent of expenses in connection with negotiation of the commitment letter and loan documents. The court left intact the plaintiffs' claim for breach of contract; however, the Company believes it has strong defenses to the plaintiffs' claim and intends to vigorously defend the action.

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

     In August 1996, the Company received demand notices from a holder of customer notes receivable which were sold on a recourse basis to a third party for which payments were in arrears from December 1995. In December 1996 the holder of the notes filed suit against the Company seeking payment from the Company of approximately $3.6 million. In November 1997, the Company received demand notices from the holder of $7.0 million of customer notes receivable which were sold on a recourse basis to a third party for which payments were in arrears. The Company has recorded a provision for doubtful accounts of approximately $8.3 million on all these receivables at September 30, 1997. The Company intends to vigorously pursue all legal defenses available to it.

     The Company is also a party to various lawsuits relating to routine matters incidental to its business. Management does not believe that the outcome of such litigation, including the matters above, in the aggregate, will have a material adverse effect on the company.

7.   UNAUDITED CONSOLIDATING FINANCIAL STATEMENTS

     The following unaudited condensed consolidating financial statements are presented to provide certain financial information regarding guaranteeing and non-guaranteeing subsidiaries in relation to the Company's Senior Subordinated Notes which were issued in the Refinancing (see note 2). The financial information

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

     presented includes Alliance Gaming Corporation (the "Parent") and its wholly-owned guaranteeing subsidiaries (together the "Parent and Guaranteeing Subsidiaries"), and the non-guaranteeing subsidiaries Video Services, Inc., United Gaming Rainbow, BGI Australia Pty. Limited, Bally Gaming de Puerto Rico, Inc., and Alliance Automaten GmbH & Co. KG (the subsidiary that holds the Company's German interests) (together the "Non-Guaranteeing Subsidiaries"). The notes to consolidating financial statements should be read in conjunction with these consolidating financial statements.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          CONSOLIDATING BALANCE SHEETS

                                  June 30, 1997
                                   (In 000's)


                                                                                            Alliance
                                                                                              Gaming
                                                 Parent and         Non-                   Corporation
                                                Guaranteeing    Guaranteeing      Adjust-       and
                                                Subsidiaries    Subsidiaries       ments   Subsidiaries
                                                ------------    ------------       -----   ------------
ASSETS
Current assets:
Cash and cash equivalents                         $  16,462      $  12,462      $              $  28,924
Accounts and notes receivable, net                   31,799         57,207         (1,305)        87,701
Inventories, net                                     19,231         18,778           (680)        37,329
Other current assets                                  6,695          2,932                         9,627
                                                  ---------      ---------      ---------      ---------
   Total current assets                              74,187         91,379         (1,985)       163,581
                                                  ---------      ---------      ---------      ---------
Long-term notes receivable, net                      96,271          1,501        (88,791)         8,981
Leased equipment, net                                                7,902                         7,902
Property, plant and equipment, net                   41,836         32,811                        74,647
Excess of costs over net assets of acquired
    businesses, net                                  41,185         21,031           (118)        62,098
Intangible assets, net                               17,979            252                        18,231
Investment in subsidiaries                          100,478                      (100,478)
Other assets, net                                    22,310         (5,758)            24         16,576
                                                  ---------      ---------      ---------      ---------
                                                  $ 394,246      $ 149,118      $(191,348)     $ 352,016
                                                  =========      =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                  $   9,936      $   4,262      $      72      $  14,270
Accrued liabilities                                  21,129         16,727           (464)        37,392
Current maturities of long-term debt                    585          1,348           (809)         1,124
                                                  ---------      ---------      ---------      ---------
  Total current liabilities                          31,650         22,337         (1,201)        52,786
                                                  ---------      ---------      ---------      ---------
Senior Secured Notes due 2003, net                  151,224                                      151,224
Other long-term debt, less current maturities        87,924         22,676        (89,109)        21,491
Other liabilities                                     9,366          3,500           (433)        12,433
                                                  ---------      ---------      ---------      ---------
  Total liabilities                                 280,164         48,513        (90,743)       237,934
                                                  ---------      ---------      ---------      ---------

Minority interest                                     1,546                                        1,546
Series B Special Stock                               58,981                                       58,981

Stockholders' equity:
Series E Special Stock                               12,368                                       12,368
Common Stock                                          3,185         17,832        (17,832)         3,185
Additional paid-in capital                          138,590         68,699        (68,699)       138,590
Cumulative translation adjustment                   (11,719)       (11,880)        11,880        (11,719)
Retained earnings (accumulated deficit)             (88,869)        25,954        (25,954)       (88,869)
                                                  ---------      ---------      ---------      ---------
    Total stockholders' equity                       53,555        100,605       (100,605)        53,555
                                                  ---------      ---------      ---------      ---------
                                                  $ 394,246      $ 149,118      $(191,348)     $ 352,016
                                                  =========      =========      =========      =========



                        See accompanying unaudited note.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                CONSOLIDATING BALANCE SHEETS

                                     September 30, 1997
                                         (In 000's)

                                                                                                Alliance
                                                                                                 Gaming
                                                  Parent and       Non-                       Corporation
                                                 Guaranteeing   Guaranteeing     Adjust-          and
                                                 Subsidiaries   Subsidiaries      ments       Subsidiaries
                                                 ------------   ------------      -----       ------------
ASSETS
Current assets:
Cash and cash equivalents                          $   9,389       $ 14,664      $              $  24,053
Accounts and notes receivable, net                    30,057         52,458         (3,528)        78,987
Inventories, net                                      19,483         19,512           (643)        38,352
Other current assets                                   5,797          3,378                         9,175
                                                   ---------      ---------      ---------      ---------
   Total current assets                               64,726         90,012         (4,171)       150,567
                                                   ---------      ---------      ---------      ---------
Long-term notes receivable, net                      100,430          1,426        (93,632)         8,224
Leased equipment, net                                                 8,417                         8,417
Property, plant and equipment, net                    42,270         32,472                        74,742
Excess of costs over net assets of acquired
    businesses, net                                   41,088         20,710           (118)        61,680
Intangible assets, net                                22,134            510                        22,644
Investment in subsidiaries                            97,562                       (97,562)            --
Other assets, net                                     22,560         (5,719)          (415)        16,426
                                                   ---------      ---------      ---------      ---------
                                                   $ 390,770      $ 147,828      $(195,898)     $ 342,700
                                                   =========      =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable                                   $   8,526      $   3,309      $    (430)     $  11,405
Accrued liabilities                                   21,122         18,655         (1,027)        38,750
Current maturities of long-term debt                   1,726          2,944         (2,424)         2,246
                                                   ---------      ---------      ---------      ---------
  Total current liabilities                           31,374         24,908         (3,881)        52,401
                                                   ---------      ---------      ---------      ---------
Term loan facilities                                 138,850                                      138,850
Senior Secured Notes due 2003, net                        19                                           19
Senior Subordinated Notes due 2007, net              149,209                                      149,209
Other long-term debt, less current maturities         87,602         21,616        (94,045)        15,173
Other liabilities                                      9,335          3,742           (410)        12,667
                                                   ---------      ---------      ---------      ---------
  Total liabilities                                  416,389         50,266        (98,336)       368,319
                                                   ---------      ---------      ---------      ---------

Minority interest                                      1,329                                        1,329
Stockholders' equity (net capital deficiency):
Series E Special Stock                                12,725                                       12,725
Common Stock                                           3,185         17,832        (17,832)         3,185
Additional paid-in capital                           122,054         68,848        (68,848)       122,054
Cumulative translation adjustment                    (12,734)       (12,895)        12,895        (12,734)
Retained earnings (accumulated deficit)             (152,178)        23,777        (23,777)      (152,178)
                                                   ---------      ---------      ---------      ---------
  Total stockholders' equity
    (net capital deficiency)                         (26,948)        97,562        (97,562)       (26,948)
                                                   ---------      ---------      ---------      ---------
                                                   $ 390,770      $ 147,828      $(195,898)     $ 342,700
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

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                           CONSOLIDATING STATEMENTS OF OPERATIONS

                            Three Months Ended September 30, 1996
                                         (In 000's)

                                                                                 Alliance
                                                                                  Gaming
                                          Parent and        Non-                Corporation
                                         Guaranteeing   Guaranteeing   Adjust-      and
                                         Subsidiaries   Subsidiaries    ments  Subsidiaries
                                         ------------   ------------    -----  ------------
Revenues:
  Gaming equipment and systems               $33,603      $ 2,988    $(1,708)    $ 34,883
  Wall machines and amusement games                        26,427                  26,427
  Route operations                            24,569        4,320                  28,889
  Casino operations                            3,140        9,598        (25)      12,713
                                             -------      -------    -------      -------
                                              61,312       43,333     (1,733)     102,912
                                             -------      -------    -------      -------
Costs and expenses:
  Cost of gaming equipment and systems        21,087        2,429     (1,708)      21,808
  Cost of wall machines and amusement games                15,104                  15,104
  Cost of route operations                    19,117        2,777                  21,894
  Cost of casino operations                    1,865        3,501                   5,366
  Selling, general and administrative         13,169       10,737        (42)      23,864
  Depreciation and amortization                3,247        1,973                   5,220
  Unusual item                                   700                                  700
                                             -------      -------    -------      -------
                                              59,185       36,521     (1,750)      93,956
                                             -------      -------    -------      -------

Operating income                               2,127        6,812         17        8,956

Earnings in consolidated subsidiaries          3,188                  (3,188)

Other income (expense):
  Interest income                                586           90       (113)         563
  Interest expense                            (5,293)      (1,070)       113       (6,250)
  Rainbow royalty                                          (1,151)                 (1,151)
  Minority interest                             (141)                                (141)
  Other, net                                    (136)         152        (17)          (1)
                                             -------      -------    -------      -------

Income before income taxes                       331        4,833     (3,188)       1,976
Income tax (benefit) provision                  (304)       1,645                   1,341
                                             -------      -------    -------      -------

Net income                                       635        3,188     (3,188)         635

Special Stock dividends                       (2,664)                              (2,664)
Premium on repurchase of Series B
  Special Stock                                 (232)                               (232)
                                             -------      -------    -------      -------
Net income (loss) applicable to
  common shares                              $(2,261)     $ 3,188    $(3,188)     $(2,261)
                                             =======      =======    =======      =======



                        See accompanying unaudited note.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                     CONSOLIDATING STATEMENTS OF OPERATIONS

                     Three Months Ended September 30, 1997
                                   (In 000's)

                                                                                 Alliance
                                                                                  Gaming
                                          Parent and        Non-                Corporation
                                         Guaranteeing   Guaranteeing   Adjust-      and
                                         Subsidiaries   Subsidiaries    ments  Subsidiaries
                                         ------------   ------------    -----  ------------
Revenues:
  Gaming equipment and systems               $26,523      $ 2,747   $ (2,103)     $27,167
  Wall machines and amusement games                        21,061                  21,061
  Route operations                            30,765        4,890                  35,655
  Casino operations                            3,289       10,799                  14,088
                                            --------      -------    -------     --------
                                              60,577       39,497     (2,103)      97,971
                                            --------      -------    -------     --------
Costs and expenses:
  Cost of gaming equipment and systems        16,280        2,043     (2,087)      16,236
  Cost of wall machines and amusement games                11,568                  11,568
  Cost of route operations                    24,052        3,136                  27,188
  Cost of casino operations                    2,098        4,162                   6,260
  Selling, general and administrative         13,354       10,918                  24,272
  Depreciation and amortization                2,927        2,076                   5,003
                                            --------      -------    -------     --------
                                              58,711       33,903     (2,087)      90,527
                                            --------      -------    -------     --------

Operating income                               1,866        5,594        (16)       7,444

Earnings in consolidated subsidiaries          3,181                  (3,181)

Other income (expense):
  Interest income                                292          111       (172)         231
  Interest expense                            (5,802)        (439)       172       (6,069)
  Rainbow royalty                                680       (1,267)                   (587)
  Minority interest                             (390)                                (390)
  Rainbow royalty buyout                     (19,000)                             (19,000)
  Other, net                                      64          (76)                    (12)
                                            --------      -------    -------     --------

Income (loss) before income taxes            (19,109)       3,923     (3,197)     (18,383)
Income tax (benefit) provision                  (233)         726                     493
                                            --------      -------    -------     --------

Net income (loss) before extraordinary item  (18,876)       3,197     (3,197)     (18,876)
Extraordinary loss, without tax benefit      (42,033)                             (42,033)
                                            --------      -------    -------     --------
Net income (loss)                            (60,909)       3,197     (3,197)     (60,909)

Special Stock dividends                       (2,400)                              (2,400)
Premium on redemption of Series B
  Special Stock                              (16,553)                             (16,553)
                                            --------      -------    -------     --------
Net loss applicable to common shares        $(79,862)     $ 3,197    $(3,197)    $(79,862)
                                            =========    ========    =======     =========

                        See accompanying unaudited note.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                      Three Months Ended September 30, 1996
                                   (In 000's)

                                                                                  Alliance
                                                                                   Gaming
                                           Parent and        Non-                Corporation
                                           Guaranteeing  Guaranteeing  Adjust-      and
                                           Subsidiaries  Subsidiaries   ments    Subsidiaries
                                           ------------  ------------   -----    ------------
Net cash provided by
  operating activities                             829        9,848      (197)      10,480
                                               -------      -------  --------      -------
Cash flows from investing activities:
  Additions to property, plant and equipment    (1,418)        (583)                (2,001)
  Proceeds from disposal of property
    and equipment                                   37            4                     41
  Other                                         (1,058)                             (1,058)
                                               -------      -------  --------      -------
      Net cash used in investing activities     (2,439)        (579)                (3,018)
                                               -------      -------  --------      -------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt,
    net of expenses                                 41                                  41
    Reduction of long-term debt                   (179)      (3,701)      197       (3,683)
    Net change in lines of credit               (7,525)      (4,485)               (12,010)
    Repurchase of Series B Special Stock        (1,653)                             (1,653)
    Proceeds from exercise of  stock options       122                                 122
    Dividends received (paid)                      143         (143)                    --
                                               -------      -------  --------      -------
      Net cash used in financing
      activities                                (9,051)      (8,329)      197      (17,183)
                                               -------      -------  --------      -------

Effect of exchange rate changes on cash                          (5)                    (5)

Cash and cash equivalents:
  Increase (decrease) for period               (10,661)         935                 (9,726)
  Balance, beginning of period                  36,954       11,103                 48,057
                                               -------      -------  --------      -------
    Balance, end of period                     $26,293      $12,038  $     --      $38,331
                                              ========     ========  ========      =======



                        See accompanying unaudited note.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                      Three Months Ended September 30, 1997
                                   (In 000's)

                                                                                     Alliance
                                                                                      Gaming
                                              Parent and        Non-                Corporation
                                             Guaranteeing   Guaranteeing  Adjust-      and
                                             Subsidiaries   Subsidiaries   ments    Subsidiaries
                                             ------------   ------------   -----    ------------
Net cash provided by (used in)
  operating activities                         (23,015)        7,968       6,940       (8,107)
                                               -------       -------      ------      -------
Cash flows from investing activities:
  Additions to property and equipment           (2,288)         (761)                  (3,049)
  Proceeds from disposal of property
    and equipment                                   62            69                      131
  Other                                           (710)         (152)                    (862)
                                               -------       -------      ------      -------
      Net cash used in investing activities     (2,936)         (844)                  (3,780)
                                               -------       -------      ------      -------
Cash flows from financing activities:
  Refinancing fees and expenses                (32,752)                               (32,752)
  Capitalized new debt fees                    (11,456)                               (11,456)
  Proceeds from issuance of long-term debt,
    net of expenses                            303,734         7,279      (7,279)     303,734
  Reduction of long-term debt                 (170,294)       (7,939)        339     (177,894)
  Net change in lines of credit                  1,840         1,232                    3,072
  Redemption of Series B Special Stock         (77,568)                               (77,568)
  Dividends received (paid)                      5,374        (5,374)                      --
                                               -------       -------      ------      -------
      Net cash provided by (used in)
        financing activities                    18,878        (4,802)     (6,940)       7,136
                                               -------       -------      ------      -------

Effect of exchange rate changes on cash                         (120)                    (120)

Cash and cash equivalents:
  Increase (decrease) for period                (7,073)        2,202                   (4,871)
  Balance, beginning of period                  16,462        12,462                   28,924
                                               -------       -------     -------      -------
  Balance, end of period                       $ 9,389       $14,664     $    --      $24,053
                                               =======       =======     =======      =======


                        See accompanying unaudited note.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


DEBT AND LINES OF CREDIT

Long-term debt and lines of credit at September 30, 1997 consist of the following :

                                                                               Alliance
                                                                                Gaming
                                     Parent and       Non-                    Corporation
                                    Guaranteeing  Guaranteeing    Adjust-         and
                                    Subsidiaries  Subsidiaries     ments     Subsidiaries
                                    ------------  ------------     -----     ------------
                                                         (in 000's)
10% Senior Subordinated Notes due
   2007, net of unamortized discount  149,209                                    149,209
Tranche B Term Loan                    75,000                                     75,000
Tranche C Term Loan                    40,000                                     40,000
Delayed Draw Term Facility             25,000                                     25,000
Revolving Credit Facility               1,800         10,843                      12,643
12 7/8% Senior Secured notes due 2003      19                                         19
Intercompany notes payable             85,426         11,043     (96,469)             --
Other                                     952          2,674                       3,626
                                       ------         ------   ---------        --------
                                      377,406         24,560     (96,469)        305,497
Less current maturities                 1,726          2,944      (2,424)          2,246
                                      -------         ------      -------        -------
Long-term debt, less current
  maturities                         $375,680        $21,616    $(94,045)       $303,251
                                     ========        =======    =========       ========

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

In August 1997 the Company completed a series of related transactions as described below ("the Refinancing") which consisted of the private placement of $150.0 million of Senior Subordinated Notes and the closing of $230.0 million of bank financing. The bank financing provides for (i) term loans in the aggregate amount of up to $140.0 million, comprised of a $75.0 million tranche with a 7 1/2-year term (the "Tranche B Term Loan"), a $40.0 million tranche with an 8-year term (the "Tranche C Term Loan"), and a $25.0 million tranche with a 7 1/2-year term (the "Delayed Draw Term Facility" and together with the Tranche B Term Loan and the Tranche C Term Loan, the "Term Loan Facilities") and (ii) a $90.0 million revolving credit facility with a 6-year term (the "Revolving Credit Facility").

As part of the Refinancing, the Company used the proceeds of the Senior Subordinated Note offering, together with borrowings under the Revolving Credit Facility, the Term Loan Facilities and cash on hand, to fund (a) the repurchase at a premium of substantially all the Company's 12 7/8% Senior Secured Notes, plus accrued interest to August 8, 1997, for $181.6 million, (b) the redemption at liquidation value of all of the Company's Series B Special Stock on September 8, 1997 totaling $77.6 million, (c) the purchase from HFS Gaming Corporation of the right to receive royalty payments based on revenues of the Rainbow Casino and the purchase of related debt owed to an HFS affiliate, National Gaming Mississippi, Inc. on August 12, 1997 totaling $26.3 million and (d) the payment of transaction fees and expenses totaling $16.6 million. Additionally, in July 1997 the Company redeemed the remaining balance of its 7 1/2% Convertible Debentures at a price of 104%, or a total of $1.7 million.

At September 30, 1997, based on the terms of the new $90.0 million Revolving Credit Facility, the Company would have been able to borrow $71.8 million, of which the Company had borrowings of approximately $12.6 million at September 30, 1997 and the Company had $1.5 million of credit line restrictions in place. The borrowing base for the revolving credit facility consists of eligible receivables and inventory, as defined in the credit agreement.

At September 30, 1997, the Company actually had $24.1 million in cash and cash equivalents. The Company also had working capital of approximately $98.2 million, a decrease of approximately $12.6 million from June 30, 1997 which is explained below. Consolidated cash and cash equivalents at September 30, 1997 includes approximately $9.8 million of cash which is utilized in Casino and Route Operations which is held in vaults, cages or change banks.

Management believes that cash flow from operating activities, cash and cash equivalents held and the new $90.0 million Revolving Credit Facility will provide the Company with sufficient capital resources and liquidity. At September 30, 1997, the Company did not have any significant commitments for capital expenditures.

Working Capital

During the three months ended September 30, 1997, working capital decreased $12.6 million to $98.2 million. The primary fluctuations contributing to the decline in working capital were: (i) decreases in cash and cash equivalents of $4.9 million, (ii) a reduction in accounts receivable in relation to decreased product sales and collections on accounts receivable, and (iii) the impact of foreign exchange fluctuations between the dollar and the deutschmark.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

Cash Flow

During the three months ended September 30, 1997, the Company used cash from operating activities of $8.1 million. The largest components consisted of the net loss of $60.9 million, partially offset by the $42.0 million of extraordinary loss and $8.7 million net cash collected from receivables.

During the three months ended September 30, 1997 cash was used in investing activities primarily related to capital expenditures of $3.0 million.

During the three months ended September 30, 1997, cash was provided by the issuance of the Senior Subordinated Notes and the new credit facility, and was used to repurchase the 12 7/8% Notes, redeem the Series B Special Stock, fund the Rainbow Royalty Buyout, repay certain other debt and pay related fees and expenses.

The following is a summary of the Company's earnings before interest, taxes, depreciation and amortization (EBITDA) by business unit:

                                  Three Months Ending September 30,
                                         1996          1997
                                      --------      --------
                                            (In $000's)
Gaming Equipment and Systems          $  5,463      $  3,146
Wall Machines and Amusement Games        4,050         2,601
Route Operations                         4,719         6,334
Casino Operations                        4,617         4,257
Corporate Administrative Expenses       (3,973)       (3,891)
Unusual Items                             (700)           --
                                      --------      --------
    EBITDA                            $ 14,176      $ 12,447
                                      ========      ========

The Company believes that the above analysis of EBITDA is a useful adjunct to net income, cash flow and other GAAP measurements. However, this information should not be construed as an alternative to net income or any other GAAP measure of performance as an indicator of the Company's performance or to GAAP-defined cash flows generated by operating, investing and financing activities as an indicator of cash flows or a measure of liquidity.

The credit facility is guaranteed by each domestic subsidiary of the U.S. Borrower and German Subsidiaries (both as defined), other than the entity which holds the Company's interest in its Louisiana operations and other non-material subsidiaries (as defined), and is secured by both a U.S. and German Pledge Agreement (both as defined). The bank facility contains a number of maintenance covenants and it and the indenture both have other significant covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries to dispose of assets, incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests (as defined) or subordinated indebtedness, issue or sell equity interests of the Company's subsidiaries (as defined), engage in mergers or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

Customer Financing

Management believes that customer financing terms and leasing have become an increasingly important competitive factor for the Gaming Equipment and Systems and Wall Machine and Amusement Games business units, respectively. Competitive conditions sometimes require Gaming Equipment and Systems to grant extended payment terms on gaming machines, systems and other gaming equipment, especially for sales in emerging markets. While these financings are normally collateralized by such equipment, the resale value of the collateral in the event of default may be less than the amount financed. In conjunction with sales by Gaming Equipment and Systems, with recourse to the Company, of certain trade receivables to third parties, the Company had guaranteed amounts due from various customers of approximately $10.5 million at September 30, 1997. The Company has reserved approximately $8.3 million at September 30, 1997 for all of its sales of receivables with recourse to the Company. It is possible that one or more customers whose obligation has been guaranteed by Gaming Equipment and Systems may be unable to make payments as such amounts become due. In such event, Gaming Equipment and Systems may become responsible for repayment of at least a portion of such amounts over the term of the receivables. Accordingly, the Company will have greater exposure to the financial condition of its customers in emerging markets than has historically been the case in established markets like Nevada and Atlantic City. In August 1996, the Company received demand notices from the holder of notes related to one customer's trade receivables for which payments were in arrears since December 1995 and in December 1996 the holder of the notes filed suit against the Company to seek payment from the Company. The lawsuit is for approximately $3.6 million. In November 1997, the Company received demand notices from the holder of $7.0 million of customer notes receivable which were sold on a recourse basis to a third party for which payments were in arrears.

Bally Wulff provides customer financing for approximately 10% of its sales and also provides lease financing to its customers. Lease terms are generally for six months, but are also available for 12 and 43 month terms.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


RESULTS OF OPERATIONS:

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

General

The Company operates through four business units: (i) gaming equipment and systems, (ii) wall machines and amusement games (consisting of the manufacture and distribution of wall-mounted gaming machines and distribution of other recreational and amusement machines), (iii) route operations and (iv) casino operations.

The following tables set forth the combined revenues and operating income (loss) for the four business units for the three months ended September 30, 1996 and 1997:

                                           1996          1997
                                        ---------      ---------
                                                (In 000's)
REVENUES:
  Gaming Equipment and Systems          $  34,883      $  27,167
  Wall Machines and Amusement Games        26,427         21,061
  Route Operations                         28,889         35,655
  Casino Operations                        12,713         14,088
                                        ---------      ---------
TOTAL REVENUES                          $ 102,912      $  97,971
                                        =========      =========

                                           1996           1997
                                        ---------      ---------
                                                 (In 000's)
OPERATING INCOME (LOSS):
  Gaming Equipment and Systems          $   4,772      $   1,871
  Wall Machines and Amusement Games         2,644          1,444
  Route Operations                          3,008          4,388
  Casino Operations                         4,148          3,754
  Corporate and Other                      (4,916)        (4,013)
                                        ---------      ---------
  SUBTOTAL                                  9,656          7,444
  Unusual items                              (700)            --
                                        ---------      ---------
TOTAL OPERATING INCOME:                 $   8,956      $   7,444
                                        =========      =========

GAMING EQUIPMENT AND SYSTEMS

For the quarter ended September 30, 1997, the Gaming Equipment and Systems business unit reported revenues of $27.2 million, a decrease of 22% compared to revenues of $34.9 million in the prior year quarter. Bally Gaming reported unit sales of approximately 4,200 new gaming machines, a decrease of 14% compared to unit sales of approximately 4,900 in the prior year quarter. By market segment, Bally Gaming's unit sales for the quarter consisted of approximately 1,200 units to the Nevada and Atlantic City markets, 2,000 units to international markets and 1,000 units to riverboats, Native American and other domestic markets. The decrease in number of units shipped resulted from fewer new casino openings and lower replacement demand from existing casinos. Bally Gaming reported revenues from the sale of new gaming machines of $20.5 million, a decrease of 16% compared to $24.3 million in the prior year quarter due to lower unit volume while average selling prices remained relatively flat between quarters. Bally Systems reported revenues of $3.3 million, a decrease of 36% compared to revenues of $5.2 million in the prior year quarter. Bally Systems results were also impacted by fewer new casino openings.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


For the quarter ended September 30, 1997, gross profit margins improved to 40% from 37% in the prior year quarter. The gross margin improvement resulted primarily from a change in the mix of product sales to higher margin products coupled with lower provisions for inventory obsolescence in the current year quarter. Gaming Equipment and Systems reported operating income of $1.9 million, a decrease of 60% compared to operating income of $4.8 million in the prior year quarter. The decrease in operating income resulted primarily from lower revenues and higher research and development costs, partially offset by improved gross margins and a lower provision for doubtful receivables.

WALL MACHINES AND AMUSEMENT GAMES

For the quarter ended September 30, 1997, the Wall Machines and Amusement Games business unit reported revenues of $21.1 million, a decrease of 20%, compared to revenues of $26.4 million in the prior year quarter. The currency translation impact of the fluctuation of the German mark versus the U.S. dollar reduced revenues by $4.3 million during the 1997 quarter. The revenue decrease resulted primarily from a 10% decrease in unit shipments of new wall machines and a 28% decrease in amusement game distribution revenues partially offset by a 71% increase in leased wall machine revenues. Bally Wulff management believes that the general slowdown in the German economy has resulted in customers acquiring only enough units to replace those units whose licenses are expiring, and deferring purchases of other equipment.

Wall Machines and Amusement Games continued to expand its leasing program whereby new wall machines are leased to customers pursuant to operating leases which provide Wall Machines and Amusement Games with a stream of revenues and cash flow over the life of the leases, which range from six months to three and one half years. Wall Machines and Amusement Games experienced a 128% increase in new units leased compared to the prior year quarter and a total of 5,300 machines are currently out on lease.

For the quarter ended September 30, 1997, gross profit margin improved to 45% from 43% in the prior year quarter. The gross margin improvement resulted primarily from the favorable impact of the increase in higher margin lease revenues, partially offset by a 5% decrease in the average selling price of new wall machines. Wall Machines and Amusement Games reported operating income of $1.4 million, a decrease of 46% compared to $2.6 million in the prior year quarter. The decrease resulted primarily from the aforementioned decrease in revenues, partially offset by the improved gross margins and lower selling, general and administrative expenses.

ROUTE OPERATIONS

For the quarter ended September 30, 1997, the Route Operations business unit reported revenues of $35.7 million, an increase of 24% compared to revenues of $28.9 million in the prior year quarter. Revenues for the Nevada operations increased 25% as net win per gaming machine per day increased to $52.40 from $49.36 in the prior year quarter, while the average number of gaming machines increased to 6,340 from 5,550 in the prior year quarter primarily resulting from the additional machines added as a result of taking over operations of locations previously served by competitors. The improvement in net win per gaming machine per day in Nevada resulted primarily from the continuing favorable impact of Gamblers Bonus, a cardless slot player's club and player tracking system launched in December 1995. Gamblers Bonus is currently installed in approximately 1,700 gaming machines at 150 locations throughout Nevada. Revenues for the Louisiana operations increased 13% as net win per gaming machine per day increased to $74.80 from $72.10 in the prior year quarter and an increase in the average number of gaming machines to 710 from 650 in the prior year quarter

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


For the quarter ended September 30, 1997, cost of revenues increased 24% to $27.2 million compared to $21.9 million in the prior year quarter. As a percentage of revenues, cost of revenues remained relatively flat at 76% from the prior year quarter. Nevada operations cost of revenues increased 26%, but as a percentage of revenues remained flat at 78% between quarters, and Louisiana operations cost of revenues increased 13%, but as a percentage of revenues remained flat at 64% between quarters, as costs at both operations increased proportionally with the revenue growth. The Route Operations business unit reported operating income of $4.4 million, an increase of 47% compared to operating income of $3.0 million in the prior year quarter. The operating income improvement resulted primarily from the aforementioned increase in revenues and by a decrease in selling, general and administrative expenses.

CASINO OPERATIONS

For the quarter ended September 30, 1997, the Casino Operations business unit reported revenues of $14.1 million, an increase of 11% compared to revenues of $12.7 million in the prior year quarter. This increase is due to a 12% increase at the Rainbow Casino and a 6% increase at the Rail City Casino. The improvement at the Rainbow Casino was attributable to the continuing success of its direct marketing campaigns and a 16% higher average market share than in the prior year quarter. Revenues from the Rail City Casino improved as revenues in the prior year quarter had been negatively impacted by an internal remodeling project.

For the quarter ended September 30, 1997, the cost of revenues for Casino Operations increased 17% to $6.3 million compared to $5.4 million in the prior year quarter and, as a percentage of revenues, increased to 44% from 42% in the prior year quarter due to higher costs associated with the Rainbow Casino operating the restaurant, which the Company believes attracts patrons to the property. The restaurant was not operated by the Company in the prior year quarter and such operations have lower margins than gaming operations.

For the quarter ended September 30, 1997, the Casino Operations business unit reported operating income of $3.8 million, a decrease of 7% compared to operating income of $4.1 million in the prior year quarter. The decrease in operating income resulted from the aforementioned increase in operating costs and an increase in selling, general and administrative expenses, as both casinos incurred higher promotion and marketing programs in the quarter, partially offset by the increase in revenues. At Rainbow Casino, the higher costs were incurred to help overcome the impact of construction of a porte cochere at the main entrance to the casino, which has now been completed. At Rail City Casino, the higher costs were attributable to the renaming of the casino and the grand re-opening festivities.

CONSOLIDATED

Total revenues for the quarter ended September 30, 1997, were $98.0 million, a decrease of 5% compared to revenues of $102.9 million in the prior year quarter. The decrease is primarily due the aforementioned decreases in Gaming Equipment and Systems and Wall Machines and Amusement Games and the impact of foreign exchange rate fluctuations, partially offset by increases in revenues at the Route Operations and Casino Operations business units.

Cost of revenues for the quarter ended September 30, 1997, were $61.3 million, a decrease of 5% compared to $64.2 million in the prior year quarter. Cost of revenues as a percentage of total revenues remained flat at 62% from the prior year quarter as the aforementioned increase at Casino Operations business unit was offset by improvements in costs as a percentage for both Gaming Equipment and Systems and Wall Machines and Amusement Games.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


Selling, general and administrative expenses for the quarter ended September 30, 1997 were approximately $23.5 million, an increase 5% compared to costs of $22.3 million for the prior year quarter. This increase is due to increases in expenses at the Gaming Equipment and Systems and the Casino Operations business units, partially offset by decreases in expenses at the Wall Machines and Amusement Games and the Route Operations business units. Corporate selling, general and administrative expenses for the current quarter decreased slightly compared to the prior year quarter.

Provisions for bad debt for the quarter ended September 30, 1997 was $0.8 million, a decrease of $0.8 million from the prior year quarter. Depreciation and amortization for the quarter ended September 30, 1997 was $5.0 million, a decrease of 4% compared to depreciation and amortization of $5.2 million in the prior year quarter.

During the quarter ended September 30, 1996, the Company incurred unusual charges of $0.7 million related primarily to separation costs of Alliance personnel subsequent to the BGII acquisition.

During the quarter ended September 30, 1997, the Company recorded an extraordinary loss of $42.0 million related to the debt refinancing. The extraordinary loss was comprised of the premium on the repurchase of the 12 7/8% notes of $27.7 million and $14.3 million for transaction fees and expenses. In addition the Company recorded a charge of $16.6 million for the difference between the carrying value and the liquidation value of the Series B Special Stock, and a charge of $19.0 million for the cost of the Rainbow Royalty Buyout.

NET INTEREST EXPENSE AND INCOME TAXES

Net interest expense in the quarter ended September 30, 1997, increased slightly to $5.8 million compared to net interest expense of $5.7 million in the prior year quarter. The increase is primarily due to higher interest on the Company's 10% Senior Subordinated Notes due 2007 and other term loan facilities which replaced substantially all of the Company's 12 7/8% Senior Secured Notes and the 15% Series B Special Stock as part of the refinancing of the Company's capital structure, completed in September 1997.

The Company recorded an income tax provision of $0.5 million in the quarter ended September 30, 1997 compared to an income tax provision of $1.3 million in the prior fiscal year quarter. The current quarter provision is primarily due to income taxes related to the Bally Wulff entities and state income taxes.


                                    * * * * *

The information contained in this Form 10-Q may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, the Company's high leverage, its ability to service debt, its holding company structure, its operating history and recent losses, competition, product development, customer financing, sales to non-traditional gaming markets, foreign operations, dependence on key personnel, strict regulation by gaming authorities, gaming taxes and value added taxes, the uncertain effect of the National Gambling Commission, change in control, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                                     PART II

ITEM 1.     LEGAL PROCEEDINGS

            See "Notes to Unaudited Condensed Consolidated Financial Statements-
            6. Legal Proceedings" for a description of certain legal proceedings.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a.     Exhibits

            27     Financial Data Schedule

            b.     Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



     ALLIANCE GAMING CORPORATION
     (Registrant)





     By       /s/ Morris Goldstein
            -------------------------------------
            President and Chief Executive Officer
            (Principal Executive Officer)


     By       /s/ Scott D. Schweinfurth
            -------------------------------------
            Sr. Vice President, Chief Financial
            Officer and Treasurer (Principal
            Financial and Accounting Officer)