Form 10-Q
period 1997-12-31
ALLIANCE GAMING CORP
filed 1998-02-17
CIK 2491

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 1997

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares of Common Stock, $0.10 par value, outstanding as of January 30, 1998 according to the records of the registrant's registrar and transfer agent was 32,013,284.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1997



                                    I N D E X



PART I.       FINANCIAL INFORMATION                                         PAGE


Item 1.  Unaudited Financial Statements

         Unaudited Condensed Consolidated Balance Sheets
            as of June 30, 1997 and December 31, 1997                        3

         Unaudited Condensed Consolidated Statements of Operations
            for the three months ended December 31, 1996 and 1997            4

         Unaudited Condensed Consolidated Statements of Operations
            for the six months ended December 31, 1996 and 1997              5

         Unaudited Condensed Consolidated Statements of Stockholders'
            Equity (Net Capital Deficiency) for the six months ended
            December 31, 1997                                                6

         Unaudited Condensed Consolidated Statements of Cash Flows
            for the six months ended December 31, 1996 and 1997              7

         Notes to Unaudited Condensed Consolidated Financial Statements      8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 22



PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                                   32

Item 4.  Submission of Matters to a Vote of Security Holders                 32

Item 6.  Exhibits and reports on Form 8-K                                    32


SIGNATURES                                                                   33


                                     PART 1

                           ALLIANCE GAMING CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In 000's, except share data)

                                                                                             June 30,        Dec. 31,
                                                                                               1997             1997
ASSETS
Current assets:
   Cash and cash equivalents                                                                $  28,924        $  27,047
   Accounts and notes receivable, net of allowance for doubtful
     accounts of $21,929 and $13,661                                                           87,701           87,450
   Inventories, net of reserves of $8,856 and $8,076                                           37,329           34,982
   Other current assets                                                                         9,627            8,483
                                                                                            ---------        ---------
     Total current assets                                                                     163,581          157,962
                                                                                            ---------        ---------
Long-term notes receivable, net of allowance for doubtful
   accounts of $1,972 and $1,547                                                                8,981            8,135
Leased equipment, net of accumulated depreciation of $3,377 and $3,821                          7,902            8,279
Property, plant and equipment, net of accumulated depreciation
     of $39,695 and $43,864                                                                    74,647           74,862
Excess of costs over net assets of acquired businesses, net of
   accumulated amortization of $1,723 and $2,045                                               62,098           61,104

Intangible assets, net of accumulated amortization of $9,626 and $10,885                       18,231           21,002
Other assets, net                                                                              16,576           16,001
                                                                                            ---------        ---------
         Total assets                                                                       $ 352,016        $ 347,345
                                                                                            =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
   Accounts payable                                                                         $  14,270        $   7,276
   Accrued liabilities                                                                         37,392           32,847
   Current maturities of long-term debt                                                         1,124            2,279
                                                                                            ---------        ---------
      Total current liabilities                                                                52,786           42,402
                                                                                            ---------        ---------
Term loan facilities                                                                             --            138,500
Senior Subordinated Notes due 2007, net of unamortized discount of $779                          --            149,221
Senior Secured Notes, net of unamortized discount                                             151,224               19
Other long-term debt, less current maturities                                                  21,491           26,587
Other liabilities                                                                              12,433           13,666
                                                                                            ---------        ---------
         Total liabilities                                                                    237,934          370,395
                                                                                            ---------        ---------

Minority interest                                                                               1,546            1,590
Series B Special Stock, $.10 par value, $100 liquidation value; 754,198
   shares issued and outstanding at June 30, 1997, net of discount                             58,981             --
Commitments and contingencies Stockholders' equity (net capital deficiency):
   Special Stock, 10,000,000 shares authorized:
       Series E, $100 liquidation value; 123,689 shares and 129,749
         shares issued and outstanding                                                         12,368           12,975
   Common Stock, $.10 par value; 175,000,000 shares authorized;
       31,852,000 shares and 32,010,000 shares issued and outstanding                           3,185            3,201
   Additional paid-in capital                                                                 138,590          122,609
   Cumulative translation adjustment                                                          (11,719)         (14,220)
   Accumulated deficit                                                                        (88,869)        (149,205)
                                                                                            ---------        ---------
     Total stockholders' equity (net capital deficiency)                                       53,555          (24,640)
                                                                                            ---------        ---------
                  Total liabilities and stockholders' equity (net capital deficiency)       $ 352,016        $ 347,345
                                                                                            =========        =========

       See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                          (In 000's, except share data)

                                                                    Three Months Ended December 31,
                                                                          1996            1997
                                                                       ---------        ---------
Revenues:
    Gaming equipment and systems                                       $  42,273        $  27,455
    Wall machines and amusement games                                     42,293           27,731
    Route operations                                                      31,692           37,040
    Casino operations                                                     12,445           14,488
                                                                       ---------        ---------

                                                                         128,703          106,714
                                                                       ---------        ---------

Costs and expenses:
   Cost of gaming equipment and systems                                   26,483           15,333
   Cost of wall machines and amusement games                              20,317           15,165
   Cost of route operations                                               23,644           28,635
   Cost of casino operations                                               5,583            6,271
   Selling, general and administrative                                    32,847           26,604
   Depreciation and amortization                                           5,920            5,809
   Unusual items                                                            --             (2,545)
                                                                       ---------        ---------
                                                                         114,794           95,272
                                                                       ---------        ---------

Operating income                                                          13,909           11,442

Other income (expense):
    Interest income                                                          471              210
    Interest expense                                                      (5,628)          (7,497)
    Rainbow royalty                                                       (1,125)            --
    Minority interest                                                       (285)            (446)
    Other, net                                                                53               64
                                                                       ---------        ---------
Income before income taxes                                                 7,395            3,773

Income tax provision                                                       3,250              427
                                                                       ---------        ---------

Net income                                                                 4,145            3,346

Special Stock dividends                                                   (3,094)            (373)
                                                                       ---------        ---------
Net income applicable to common shares                                 $   1,051        $   2,973
                                                                       =========        =========

Basic earnings per share                                               $    0.03        $    0.09
                                                                       =========        =========
Diluted earnings per share                                             $    0.03        $    0.09
                                                                       =========        =========

Weighted average common shares outstanding                                31,834           31,974
                                                                       =========        =========
Weighted average common and common share equivalents outstanding          32,540           34,058
                                                                       =========        =========





       See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                          (In 000's, except share data)

                                                                       Six Months Ended December 31,
                                                                          1996            1997
                                                                       ---------        ---------
Revenues:
    Gaming equipment and systems                                       $  77,175        $  54,622
    Wall machines and amusement games                                     68,700           48,792
    Route operations                                                      60,582           72,695
    Casino operations                                                     25,158           28,576
                                                                       ---------        ---------
                                                                         231,615          204,685
Costs and expenses:
   Cost of gaming equipment and systems                                   48,290           31,569
   Cost of wall machines and amusement games                              35,421           26,733
   Cost of route operations                                               45,539           55,823
   Cost of casino operations                                              10,958           12,531
   Selling, general and administrative                                    56,702           50,876
   Depreciation and amortization                                          11,141           10,812
   Unusual items                                                             700           (2,545)
                                                                       ---------        ---------
                                                                         208,751          185,799
                                                                       ---------        ---------

Operating income                                                          22,864           18,886

Other income (expense):
    Interest income                                                        1,034              441
    Interest expense                                                     (11,879)         (13,566)
    Rainbow royalty                                                       (2,276)            (587)
    Rainbow Royalty Buyout                                                  --            (19,000)
    Minority interest                                                       (426)            (836)
    Other, net                                                                52               52
                                                                       ---------        ---------
Income (loss) before income taxes                                          9,369          (14,610)
Income tax provision                                                       4,588              920
                                                                       ---------        ---------
Income (loss) before extraordinary item                                    4,781          (15,530)
Extraordinary loss, without tax benefit (note 2)                            --            (42,033)
                                                                       ---------        ---------
Net income (loss)                                                          4,781          (57,563)
Special Stock dividends (note 2)                                           5,411            2,773
Premium on repurchase/redemption of Series B Special Stock                   580           16,553
                                                                       ---------        ---------
Net loss applicable to common shares                                   $  (1,210)       $ (76,889)
                                                                       =========        =========

Basic earnings per share:
   Loss before extraordinary item                                      $   (0.04)       $   (1.09)
   Extraordinary loss                                                       --              (1.32)
                                                                       ---------        ---------
     Net loss                                                          $   (0.04)       $   (2.41)
                                                                       =========        =========

Diluted earnings per share:
   Loss before extraordinary item                                      $   (0.04)       $   (1.09)
   Extraordinary loss                                                       --              (1.32)
                                                                       ---------        ---------
     Net loss                                                          $   (0.04)       $   (2.41)
                                                                       =========        =========

Weighted average common shares outstanding                                31,802           31,913
                                                                       =========        =========
Weighted average common and common share equivalents outstanding          31,802           31,913
                                                                       =========        =========


       See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (NET CAPITAL DEFICIENCY)

                       Six Months Ended December 31, 1997
                                   (In 000's)



                                                                                                                          Total
                                                                                                                          Stock-
                                                                                                                          holders'
                                                               Series E           Additional              Cumulative    Equity (Net
                                    Common Stock             Special Stock          Paid-in     Accum.    Translation      Capital
                                  Shares    Dollars        Shares    Dollars        Capital    Deficit    Adjustment    Deficiency)
                                  ------    -------        ------    -------        -------    -------    ----------    -----------


Balances at June 30, 1997         31,852   $   3,185         123   $  12,368    $ 138,590    $ (88,869)   $ (11,719)   $  53,555

Net loss                            --          --          --          --           --        (57,563)        --        (57,563)
Shares issued upon
  exercise of options                138          14        --          --            459         --           --            473
Special Stock dividends             --          --             7         722         --         (2,773)        --         (2,051)
Conversion of Series E
  Special Stock to common             20           2        --          (115)         113         --           --           --
Special Stock redemption
  premium                           --          --          --          --        (16,553)        --           --        (16,553)
Foreign currency translation
  adjustment                        --          --          --          --           --           --         (2,501)      (2,501)
                               ---------   ---------   ---------   ---------    ---------    ---------    ---------    ---------

Balances at
  December 31, 1997               32,010   $   3,201         130   $  12,975    $ 122,609    $(149,205)   $ (14,220)   $ (24,640)
                               =========   =========   =========   =========    =========    =========    =========    =========




       See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (In 000's)


                                                            Six Months Ended December 31,
                                                                1996            1997
                                                                ----            ----
Cash flows from operating activities:
    Net income (loss)                                         $   4,781    $ (57,563)
    Adjustments to reconcile net income (loss)
    to net cash provided (used in) by operating activities:
       Depreciation and amortization                             11,141       10,812
       Amortization of debt discounts                               654           19
       Extraordinary item                                          --         42,033
       Write down of other assets                                 1,153        2,776
       Loss (gain) on sale of assets                                275          (45)
       Provision for losses on (recovery of) receivables          6,309       (6,886)
       Other                                                     (1,625)         572
    Net change in operating assets and liabilities:
       Accounts and notes receivable                            (13,521)       8,026
       Inventories                                               (5,036)        (754)
       Other current assets                                         898         (347)
       Accounts payable                                          (2,546)      (6,994)
       Accrued liabilities                                        1,274       (3,803)
                                                              ---------    ---------
         Net cash provided by (used in) operating activities      3,757      (12,154)

Cash flows from investing activities:
    Additions to property, plant and equipment                   (6,055)      (6,574)
    Proceeds from disposal of property and equipment              2,791          224
    Other                                                        (1,534)      (1,974)
                                                              ---------    ---------
         Net cash used in investing activities                   (4,798)      (8,324)

Cash flows from financing activities:
    Refinancing fees and expenses                                  --        (32,752)
    Capitalized debt issue costs                                   --        (11,456)
    Proceeds from issuance of long-term debt                         41      303,734
    Reduction of long-term debt                                  (4,853)    (178,355)
    Net change in lines of credit                                (9,564)      14,674
    Repurchase/redemption of Series B Special Stock              (3,307)     (77,568)
    Proceeds from exercise of stock options                         123          473
                                                              ---------    ---------
      Net cash provided by (used in) financing activities       (17,560)      18,750

Effect of exchange rate changes on cash                             (55)        (149)

Cash and cash equivalents:
      Decrease for period                                       (18,656)      (1,877)
      Balance, beginning of period                               48,057       28,924
                                                              ---------    ---------
      Balance, end of period                                  $  29,401    $  27,047
                                                              =========    =========


       See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   SIX MONTHS ENDED DECEMBER 31, 1996 AND 1997


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

      The accompanying condensed consolidated financial statements at June 30, 1997 were derived from the audited consolidated financial statements, but do not include all disclosures required under generally accepted accounting principles. Certain reclassifications have been made to prior period financial statements to conform with current period presentation.

2.    DEBT AND LINES OF CREDIT

      As discussed in detail below, substantially all of the Company's indebtedness shown below at June 30, 1997 was repaid as part of the Refinancing (as defined below). Long-term debt at June 30, 1997, prior to the Refinancing and at December 31, 1997, after the Refinancing, consists of the following:

                                                                     June 30,          Dec. 31,
                                                                       1997              1997
                                                                       ----              ----
                                                                            (in 000's)
10% Senior Subordinated Notes due 2007, net of unamortized
    discount of $779,000                                             $   --           $149,221
Tranche B Term Loan                                                      --             74,813
Tranche C Term Loan                                                      --             39,900
Delayed Draw Term Facility                                               --             25,000
Revolving Credit Facility                                                --             24,243
12 7/8% Senior Secured Notes due 2003, net of unamortized
    discount of $2,776,000 and $0                                     151,224               19
Bally Wulff revolving lines of credit                                   9,611             --
Hospitality Franchise Systems note payable,
    secured by the assets of the Rainbow Casino                         6,569             --
7.5% Convertible subordinated debentures due 2003, unsecured            1,642             --
Other, secured by related equipment                                     4,793            3,410
                                                                     --------         --------
                                                                      173,839          316,606
Less current maturities                                                 1,124            2,279
                                                                     --------         --------
Long-term debt, less current maturities                              $172,715         $314,327
                                                                     ========         ========

      In August 1997 the Company effected a series of related transactions (as described below, the "Refinancing"). The Refinancing consisted of the private placement of $150 million of Senior Subordinated Notes and the closing of $230 million of bank financing. The bank financing provides for
      (i) term loans in the aggregate amount of up to $140.0 million, comprised of a $75.0 million tranche with a 7 1/2-year term (the "Tranche B Term Loan"), a $40.0 million tranche with an 8-year term (the "Tranche C Term Loan"), and a $25.0 million tranche with a 7 1/2-year term (the "Delayed Draw Term Facility" and together with the Tranche B Term Loan and the Tranche C Term Loan, the "Term Loan Facilities"); and (ii) a $90.0 million revolving credit

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   SIX MONTHS ENDED DECEMBER 31, 1996 AND 1997

      facility (the "Revolving Credit Facility") with a 6-year term. Each of these credit facilities are variable rate borrowings in accordance with a credit grid. The interest rates at the highest level of the credit grid and maturity dates are as follows:

                                         Initial               Maturity
                                          Rate                   Date
      Tranche B Term Loan            LIBOR + 2.75%         January 31, 2005
      Tranche C Term Loan            LIBOR + 3.00%            July 31, 2005
      Delayed Draw Term Facility     LIBOR + 2.75%         January 31, 2005
      Revolving Credit Facility      LIBOR + 2.25%            July 31, 2003

      The Revolving Credit Facility also allows for German Deutschemark borrowings at the Eurodeutschemark rate plus 2.25% (or 6.0% at December 31, 1997.

      As part of the Refinancing, the Company used the proceeds of the Senior Subordinated Note offering, together with borrowings under the Revolving Credit Facility, the Term Loan Facilities and cash on hand to fund (a) the repurchase at a premium of substantially all of the Company's 12 7/8% Senior Secured Notes, plus accrued interest to August 8, 1997 totaling $181.6 million, (b) the redemption at liquidation value of all of the Company's Series B Special Stock on September 8, 1997 totaling $77.6 million, (c) the purchase from HFS Gaming Corporation of the right to receive royalty payments based on revenues of the Rainbow Casino for $19.0 million (the "Rainbow Royalty Buyout"), (d) the repayment of related debt owed to an HFS affiliate, National Gaming Mississippi, Inc. on August 12, 1997 totaling $7.3 million, (e) repayment of amounts outstanding under the domestic and foreign revolving lines of credit and (f) the payment of transaction fees and expenses totaling $16.6 million. At December 31, 1997, based on the terms of the new $90.0 million Revolving Credit Facility, the Company would have been able to borrow, net of credit line restrictions of $1.5 million, $71.6 million. At December 31, 1997, borrowings under the revolving credit line totaled $24.2 million, of which $15.7 million were German Deutschemark borrowings. The borrowing base for the revolving credit facility includes eligible receivables and inventory (as defined). Additionally, in July 1997 the Company redeemed the remaining balance of the 7 1/2% Convertible Debentures at a price of 104%, or a total of $1.7 million.

      The bank facility is guaranteed by each domestic subsidiary of the U.S. Borrower and German Subsidiaries (both as defined), other than the entity which holds the Company's interest in its Louisiana operations and other non-material subsidiaries (as defined), and is subject to both a U.S. and German Pledge Agreement (both as defined). The bank facility contains a number of maintenance covenants and together with the indenture, both have other significant covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries to dispose of assets, incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests (as defined) or subordinated indebtedness, issue or sell equity interests of the Company's subsidiaries (as defined), engage in mergers or acquisitions, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities.

      The Senior Subordinated Notes bear interest at 10%, are due in 2007, and are general unsecured obligations of the Company, ranking subordinate in right of payment to all Senior Debt (as defined) of the Company, including indebtedness under the new credit facility. The Senior Subordinated Notes will be fully and unconditionally guaranteed on a joint and several senior subordinated basis by all existing and future domestic Restricted Subsidiaries (as defined) of the Company, subject to certain exceptions including the partially-owned entities through which its Mississippi casino and Louisiana route operations are conducted. The Subsidiary Guarantees (as defined) are general unsecured obligations of the Guarantors, ranking

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   SIX MONTHS ENDED DECEMBER 31, 1996 AND 1997


      subordinate in right of payment to all Senior Debt of the Guarantors. The Company will be able to designate other current or future subsidiaries as Unrestricted Subsidiaries (as defined) under certain circumstances. Unrestricted Subsidiaries will not be required to issue a Subsidiary Guarantee and will not be subject to many of the restrictive covenants set forth in the Indenture pursuant to which the Senior Subordinated Notes were issued. The Indenture for the Company's Senior Subordinated Notes contains various covenants, including limitations on incurrence of additional indebtedness, on restricted payments and on dividend and payment restrictions on subsidiaries. The Senior Subordinated Notes may not be redeemed for the first five years. Upon the occurrence of a Change of Control (as defined), the holders of the Senior Subordinated Notes will have the right to require the Company to purchase their notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase.

3.    REFINANCING CHARGES

      As a result of the Refinancing described above, the Company recorded an extraordinary loss of $42.0 million consisting of the $27.7 million premium paid to repurchase the Senior Secured Notes, the payment of related transaction fees and expenses, and the charge-off of the unamortized debt discount and deferred financing fees. There was no tax benefit recognized for the extraordinary item as a valuation allowance was recorded to fully reserve the net operating losses created.

      The Company also recorded a $19.0 million charge for the cost of the Rainbow Royalty Buyout. Additionally, the Company recorded a $16.5 million charge to equity and a corresponding increase in the net loss applicable to common shares for the difference between the carrying value and the liquidation value of the Series B Special Stock, all of which was redeemed on September 8, 1997 at the liquidation price of $100 per share, plus accrued dividends.

4.    INCOME TAXES

      The Company's effective tax rate for the three and six months ended December 31, 1996 and 1997 differs from the statutory rate of 35% due to state income taxes and the impact of taxes applicable to earnings of Bally Wulff. In addition, earnings at the Company's domestic subsidiaries cannot be fully offset by the utilization of net operating loss carryforwards.

5.     SUPPLEMENTAL CASH FLOW INFORMATION

      The following supplemental information is related to the condensed consolidated statements of cash flows. For the six months ended December 31, 1996 and 1997, the Company recorded the following significant non-cash items:

                                                                        Six months ended December 31,
                                                                             1996          1997
                                                                             ----          ----
                                                                                 (In 000's)
      Reclassify other assets to property, plant and equipment             $1,461         $  154
      Reclassify excess costs over net assets of acquired business
        to property, plant and equipment                                    1,436           --
      Dividends for Series E and Series B Special Stock                     5,411          2,773
      Reclassify inventory to property, plant and equipment                 6,496          3,101
      Translation rate adjustments                                            859          2,352

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   SIX MONTHS ENDED DECEMBER 31, 1996 AND 1997



6.    LEGAL PROCEEDINGS

      LITIGATION

      In the action filed on December 2, 1996, the Company was named as a defendant in an action brought by Canpartners Investments IV and Cerberus Partners, pending in federal district court for the Southern District of New York. The Company entered into certain loan commitment letters with the plaintiffs in August 1995, contemplating that the plaintiffs would lend approximately $30.0 million to partially fund the Company's then pending hostile tender offer for Bally Gaming International, Inc. (BGII). The Company entered into a merger agreement with BGII in October 1995 and did not use funds provided by the plaintiffs to fund the acquisition of BGII in June 1996. On October 27, 1997, the court granted in part the Company's motion to dismiss the Canyon/Cerebus complaint. The claims for breach of the duty of good faith and fair dealing, seeking damages in excess of $12.0 million, and fraudulent concealment have been dismissed in their entirety, without prejudice to plaintiffs' right to replead. The claim for indemnification has been dismissed to the extent plaintiffs seek reimbursement of costs and fees relating to the litigation, but remains to the extent they seek reimbursement of expenses in connection with negotiation of the commitment letter and loan documents. The court left intact the plaintiffs' claim for breach of contract; however, the Company believes it has strong defenses to the plaintiffs' claim and intends to vigorously defend the action.

      On September 25, 1995, BGII was named as a defendant in a class action lawsuit filed in Federal District Court in Nevada, by Larry Schreirer on behalf of himself and all others similarly situated. The plaintiffs filed suit against BGII and approximately 45 other defendants. Each defendant is involved in the gaming business as either a gaming machine manufacturer, distributor, or casino operator. The class action lawsuit arises out of alleged fraudulent marketing and operation of casino video poker machines and electronic slot machines. The plaintiffs allege that the defendants' actions constitute violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) and give rise to claims of common law fraud and unjust enrichment. The plaintiffs are seeking monetary damages in excess of $1.0 billion, and are asking that any damage awards be trebled under applicable Federal law. In December 1997, the judge dismissed the defendants' motion to dismiss all claims in the litigation. Management believes the plaintiffs' lawsuit to be without merit. The Company intends to vigorously pursue all legal defenses available to it.

      As is further discussed below, during the quarter ended December 31, 1997 the Company, Alpha Hospitality and General Electric Credit Corporation settled certain customer notes receivable obligations which had been sold by the Company on a recourse basis in prior years. As a result of this settlement, all litigation between these parties has been dismissed.

      The Company is also a party to various lawsuits relating to routine matters incidental to its business. Management does not believe that the outcome of such litigation, including the matters above, in the aggregate, will have a material adverse effect on the company.

7.    UNUSUAL ITEMS

      In December 1997 the Company, Alpha Hospitality and General Electric Credit Corporation settled certain customer notes receivable on which the Company had certain recourse obligations. The Company contributed $2.5 million to the final settlement with the holder of the notes, and reversed $6.0 million of reserves previously established for these recourse obligations. In addition, as part of the settlement the Company became the sole owner of approximately 566,000 shares of Alpha Hospitality common stock which trades on

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   SIX MONTHS ENDED DECEMBER 31, 1996 AND 1997


      the NASDAQ Small Cap market. The Company intends to sell this stock within the limitations provided for in the settlement agreement.

      As a result of settling a dispute over the exclusive use of certain technologies and changes in gaming regulations, the Company evaluated the cash flow of certain of its technology assets, in accordance with the provisions of Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-lived Assets to be Disposed of," and determined certain items met the definition of having become impaired. The Company recorded write-downs totaling $2.8 million for these items, which amount is included in unusual items.

      Additionally, the Company accrued $0.7 million for the present value of contractual payments due to a former member of the board of directors who was not re-elected to the board at the December 1997 annual shareholders meeting.

      During the quarter ended September 30, 1996, the Company incurred unusual charges of $0.7 million related primarily to separation costs of Alliance personnel subsequent to the acquisition of Bally Gaming International, Inc.

8.    UNAUDITED CONSOLIDATING FINANCIAL STATEMENTS

      The following unaudited consolidating financial statements are presented to provide certain financial information regarding guaranteeing and non-guaranteeing subsidiaries in relation to the Company's Senior Subordinated Notes which were issued in the Refinancing transaction completed in August 1997 (see note 2). The financial information presented includes Alliance Gaming Corporation (the "Parent") and its wholly-owned guaranteeing subsidiaries (together the "Parent and Guaranteeing Subsidiaries"), and the non-guaranteeing subsidiaries Video Services, Inc., United Gaming Rainbow, BGI Australia Pty. Limited, Bally Gaming de Puerto Rico, Inc., and Alliance Automaten GmbH & Co. KG (the subsidiary that holds the Company's German interests) (together the "Non-Guaranteeing Subsidiaries"). The notes to consolidating financial statements should be read in conjunction with these consolidating financial statements.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          CONSOLIDATING BALANCE SHEETS

                                  June 30, 1997
                                   (In 000's)

                                                                                                          Alliance
                                                                                                           Gaming
                                                     Parent and           Non-                          Corporation
                                                     Guaranteeing      Guaranteeing      Adjust-             and
                                                     Subsidiaries      Subsidiaries       ments         Subsidiaries
                                                     ------------      ------------       -----         ------------
ASSETS
Current assets:
Cash and cash equivalents                            $  16,462         $  12,462         $                 $  28,924
Accounts and notes receivable, net                      31,799            57,207            (1,305)           87,701
Inventories, net                                        19,231            18,778              (680)           37,329
Other current assets                                     6,695             2,932                               9,627
                                                     ---------         ---------         ---------         ---------
    Total current assets                                74,187            91,379            (1,985)          163,581
                                                     ---------         ---------         ---------         ---------
Long-term notes receivable, net                         96,271             1,501           (88,791)            8,981
Leased equipment, net                                                      7,902                               7,902
Property, plant and equipment, net                      41,836            32,811                              74,647
Excess of costs over net assets of acquired
    businesses, net                                     41,185            21,031              (118)           62,098
Intangible assets, net                                  17,979               252                              18,231
Investment in subsidiaries                             100,478                            (100,478)
Other assets, net                                       22,310            (5,758)               24            16,576
                                                     ---------         ---------         ---------         ---------
                                                     $ 394,246         $ 149,118         $(191,348)        $ 352,016
                                                     =========         =========         =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                     $   9,936         $   4,262         $      72         $  14,270
Accrued liabilities                                     21,129            16,727              (464)           37,392
Current maturities of long-term debt                       585             1,348              (809)            1,124
                                                     ---------         ---------         ---------         ---------
   Total current liabilities                            31,650            22,337            (1,201)           52,786
                                                     ---------         ---------         ---------         ---------
Senior Secured Notes due 2003, net                     151,224                                               151,224
Other long-term debt, less current maturities           87,924            22,676           (89,109)           21,491
Other liabilities                                        9,366             3,500              (433)           12,433
                                                     ---------         ---------         ---------         ---------
   Total liabilities                                   280,164            48,513           (90,743)          237,934
                                                     ---------         ---------         ---------         ---------

Minority interest                                        1,546                                                 1,546
Series B Special Stock                                  58,981                                                58,981

Stockholders' equity:
Common Stock                                             3,185            17,832           (17,832)            3,185
Series E Special Stock                                  12,368                                                12,368
Additional paid-in capital                             138,590            68,699           (68,699)          138,590
Cumulative translation adjustment                      (11,719)          (11,880)           11,880           (11,719)
Retained earnings (accumulated deficit)                (88,869)           25,954           (25,954)          (88,869)
                                                     ---------         ---------         ---------         ---------
     Total stockholders' equity                         53,555           100,605          (100,605)           53,555
                                                     ---------         ---------         ---------         ---------
                                                     $ 394,246         $ 149,118         $(191,348)        $ 352,016
                                                     =========         =========         =========         =========

                        See accompanying unaudited note.

                          ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          CONSOLIDATING BALANCE SHEETS

                                December 31, 1997
                                   (In 000's)

                                                                                                                   Alliance
                                                                                                                    Gaming
                                                                  Parent and           Non-                       Corporation
                                                                 Guaranteeing      Guaranteeing      Adjust-          and
                                                                 Subsidiaries      Subsidiaries       ments      Subsidiaries
                                                                 ------------      ------------       -----      ------------
ASSETS
Current assets:
Cash and cash equivalents                                          $  10,905       $  16,142       $               $  27,047
Accounts and notes receivable, net                                    37,869          53,454          (3,873)         87,450
Inventories, net                                                      19,275          16,204            (497)         34,982
Other current assets                                                   5,084           3,399                           8,483
                                                                   ---------       ---------       ---------       ---------
    Total current assets                                              73,133          89,199          (4,370)        157,962
                                                                   ---------       ---------       ---------       ---------
Long-term notes receivable, net                                       99,366           1,496         (92,727)          8,135
Leased equipment, net                                                                  8,279                           8,279
Property, plant and equipment, net                                    41,920          32,942                          74,862
Excess of costs over net assets of acquired
    businesses, net                                                   40,829          20,275                          61,104
Intangible assets, net                                                20,523             479                          21,002
Investment in subsidiaries                                           100,090                        (100,090)           --
Other assets, net                                                     34,711          (5,804)        (12,906)         16,001
                                                                   ---------       ---------       ---------       ---------
                                                                   $ 410,572       $ 146,866       $(210,093)      $ 347,345
                                                                   =========       =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable                                                   $   5,657       $   2,273       $    (654)      $   7,276
Accrued liabilities                                                   22,225          11,992          (1,370)         32,847
Current maturities of long-term debt                                   1,773           2,980          (2,474)          2,279
                                                                   ---------       ---------       ---------       ---------
   Total current liabilities                                          29,655          17,245          (4,498)         42,402
                                                                   ---------       ---------       ---------       ---------
Term loan facilities                                                 138,500                                         138,500
Senior Secured Notes due 2003, net                                        19                                              19
Senior Subordinated Notes due 2007, net                              149,221                                         149,221
Other long-term debt, less current maturities                        105,916          25,731        (105,060)         26,587
Other liabilities                                                     10,311           3,742            (387)         13,666
                                                                   ---------       ---------       ---------       ---------
   Total liabilities                                                 433,622          46,718        (109,945)        370,395
                                                                   ---------       ---------       ---------       ---------

Minority interest                                                      1,590                                           1,590
Stockholders' equity (net capital deficiency):
Common Stock                                                           3,201          17,832         (17,832)          3,201
Series E Special Stock                                                12,975                                          12,975
Additional paid-in capital                                           122,609          68,700         (68,700)        122,609
Cumulative translation adjustment                                    (14,220)        (14,381)         14,381         (14,220)
Retained earnings (accumulated deficit)                             (149,205)         27,997         (27,997)       (149,205)
                                                                   ---------       ---------       ---------       ---------
   Total stockholders' equity (net capital deficiency)               (24,640)        100,148        (100,148)        (24,640)
                                                                   ---------       ---------       ---------       ---------
                                                                   $ 410,572       $ 146,866       $(210,093)      $ 347,345
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

                          ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING STATEMENTS OF OPERATIONS

                      Three Months Ended December 31, 1996
                                   (In 000's)

                                                                                                Alliance
                                                                                                 Gaming
                                                 Parent and          Non-                      Corporation
                                                Guaranteeing     Guaranteeing      Adjust-         and
                                                Subsidiaries     Subsidiaries       ments     Subsidiaries
                                                ------------     ------------       -----     ------------

Revenues:
   Gaming equipment and systems                   $  41,319       $   2,575       $  (1,621)      $  42,273
   Wall machines and amusement games                                 42,293                          42,293
   Route operations                                  27,180           4,512                          31,692
   Casino operations                                  2,932           9,513                          12,445
                                                  ---------       ---------       ---------       ---------
                                                     71,431          58,893          (1,621)        128,703
                                                  ---------       ---------       ---------       ---------
Costs and expenses:
   Cost of gaming equipment and systems              25,177           2,122            (816)         26,483
   Cost of wall machines and amusement games                         20,317                          20,317
   Cost of route operations                          20,736           2,908                          23,644
   Cost of casino operations                          1,918           3,665                           5,583
   Selling, general and administrative               18,099          14,731              17          32,847
   Depreciation and amortization                      3,340           2,580                           5,920
                                                  ---------       ---------       ---------       ---------
                                                     69,270          46,323            (799)        114,794
                                                  ---------       ---------       ---------       ---------

Operating income                                      2,161          12,570            (822)         13,909

Earnings in consolidated subsidiaries                 6,880                          (6,880)

Other income (expense):
   Interest income                                      498              81            (108)            471
   Interest expense                                  (5,282)           (454)            108          (5,628)
   Rainbow royalty                                                   (1,125)                         (1,125)
   Minority interest                                   (285)                                           (285)
   Other, net                                            59             (23)             17              53
                                                  ---------       ---------       ---------       ---------

Income before income taxes                            4,031          11,049          (7,685)          7,395
Income tax (benefit) provision                         (114)          3,364                           3,250
                                                  ---------       ---------       ---------       ---------

Net income                                            4,145           7,685          (7,685)          4,145

Special Stock dividends                               3,094                                           3,094
                                                  ---------       ---------       ---------       ---------

 Net income applicable to common shares           $   1,051       $   7,685       $  (7,685)      $   1,051
                                                  =========       =========       =========       =========


                        See accompanying unaudited note.

                          ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING STATEMENTS OF OPERATIONS

                      Three Months Ended December 31, 1997
                                   (In 000's)

                                                                                               Alliance
                                                                                                 Gaming
                                                 Parent and          Non-                      Corporation
                                                Guaranteeing     Guaranteeing      Adjust-         and
                                                Subsidiaries     Subsidiaries       ments     Subsidiaries
                                                ------------     ------------       -----     ------------

Revenues:
   Gaming equipment and systems                   $  26,611       $   2,293       $  (1,449)      $  27,455
   Wall machines and amusement games                                 27,731                          27,731
   Route operations                                  31,950           5,090                          37,040
   Casino operations                                  3,439          11,049                          14,488
                                                  ---------       ---------       ---------       ---------
                                                     62,000          46,163          (1,449)        106,714
                                                  ---------       ---------       ---------       ---------
Costs and expenses:
   Cost of gaming equipment and systems              15,268           1,588          (1,523)         15,333
   Cost of wall machines and amusement games                         15,165                          15,165
   Cost of route operations                          25,324           3,311                          28,635
   Cost of casino operations                          2,069           4,202                           6,271
   Selling, general and administrative               15,273          11,331                          26,604
   Depreciation and amortization                      3,458           2,351                           5,809
   Unusual items                                     (2,545)                                         (2,545)
                                                  ---------       ---------       ---------       ---------
                                                     58,847          37,948          (1,523)         95,272
                                                  ---------       ---------       ---------       ---------

Operating income                                      3,153           8,215              74          11,442

Earnings in consolidated subsidiaries                 6,004                          (6,004)

Other income (expense):
   Interest income                                      340              96            (226)            210
   Interest expense                                  (7,266)           (457)            226          (7,497)
   Rainbow royalty                                    1,296          (1,296)
   Minority interest                                   (446)                                           (446)
   Other, net                                           (33)             97                              64
                                                  ---------       ---------       ---------       ---------

Income before income taxes                            3,048           6,655          (5,930)          3,773
Income tax (benefit) provision                         (298)            725                             427
                                                  ---------       ---------       ---------       ---------

Net income                                            3,346           5,930          (5,930)          3,346

Special Stock dividends                                 373                                             373
                                                  ---------       ---------       ---------       ---------

Net income applicable to common shares            $   2,973       $   5,930       $  (5,930)      $   2,973
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

                          ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING STATEMENTS OF OPERATIONS

                       Six Months Ended December 31, 1996
                                   (In 000's)

                                                                                                    Alliance
                                                                                                     Gaming
                                                     Parent and          Non-                      Corporation
                                                    Guaranteeing     Guaranteeing      Adjust-         and
                                                    Subsidiaries     Subsidiaries       ments     Subsidiaries
                                                    ------------     ------------       -----     ------------

Revenues:
   Gaming equipment and systems                      $  74,921       $   5,583       $  (3,329)      $  77,175
   Wall machines and amusement games                                    68,700                          68,700
   Route operations                                     51,749           8,833                          60,582
   Casino operations                                     6,047          19,111                          25,158
                                                     ---------       ---------       ---------       ---------
                                                       132,717         102,227          (3,329)        231,615
                                                     ---------       ---------       ---------       ---------
Costs and expenses:
   Cost of gaming equipment and systems                 46,264           4,550          (2,524)         48,290
   Cost of wall machines and amusement games                            35,421                          35,421
   Cost of route operations                             39,853           5,686                          45,539
   Cost of casino operations                             3,783           7,175                          10,958
   Selling, general and administrative                  31,243          25,459                          56,702
   Depreciation and amortization                         6,588           4,553                          11,141
   Unusual items                                           700                                             700
                                                     ---------       ---------       ---------       ---------
                                                       128,431          82,844          (2,524)        208,751
                                                     ---------       ---------       ---------       ---------

Operating income                                         4,286          19,383            (805)         22,864

Earnings in consolidated subsidiaries                   10,068                         (10,068)

Other income (expense):
   Interest income                                       1,084             171            (221)          1,034
   Interest expense                                    (10,576)         (1,524)            221         (11,879)
   Rainbow royalty                                                      (2,276)                         (2,276)
   Minority interest                                      (426)                                           (426)
   Other, net                                              (77)            129                              52
                                                     ---------       ---------       ---------       ---------

Income before income taxes                               4,359          15,883         (10,873)          9,369
Income tax (benefit) provision                            (422)          5,010                           4,588
                                                     ---------       ---------       ---------       ---------

Net income                                               4,781          10,873         (10,873)          4,781

Special Stock dividends                                  5,411                                           5,411
Premium on repurchase of Series B Special Stock            580                                             580
                                                     ---------       ---------       ---------       ---------

Net income applicable to common shares               $  (1,210)      $  10,873       $ (10,873)      $  (1,210)
                                                     =========       =========       =========       =========


                        See accompanying unaudited note.

                          ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING STATEMENTS OF OPERATIONS

                       Six Months Ended December 31, 1997
                                   (In 000's)

                                                                                                    Alliance
                                                                                                     Gaming
                                                     Parent and          Non-                      Corporation
                                                    Guaranteeing     Guaranteeing      Adjust-         and
                                                    Subsidiaries     Subsidiaries       ments     Subsidiaries
                                                    ------------     ------------       -----     ------------
Revenues:
   Gaming equipment and systems                      $  53,134       $   5,040       $  (3,552)      $  54,622
   Wall machines and amusement games                                    48,792                          48,792
   Route operations                                     62,715           9,980                          72,695
   Casino operations                                     6,728          21,848                          28,576
                                                     ---------       ---------       ---------       ---------
                                                       122,577          85,660          (3,552)        204,685
                                                     ---------       ---------       ---------       ---------
Costs and expenses:
   Cost of gaming equipment and systems                 31,548           3,631          (3,610)         31,569
   Cost of wall machines and amusement games                            26,733                          26,733
   Cost of route operations                             49,376           6,447                          55,823
   Cost of casino operations                             4,167           8,364                          12,531
   Selling, general and administrative                  28,627          22,249                          50,876
   Depreciation and amortization                         6,385           4,427                          10,812
   Unusual items                                        (2,545)                                         (2,545)
                                                     ---------       ---------       ---------       ---------
                                                       117,558          71,851          (3,610)        185,799
                                                     ---------       ---------       ---------       ---------

Operating income                                         5,019          13,809              58          18,886

Earnings in consolidated subsidiaries                    9,185                          (9,185)

Other income (expense):
   Interest income                                         632             207            (398)            441
   Interest expense                                    (13,068)           (896)            398         (13,566)
   Rainbow royalty                                       1,976          (2,563)                           (587)
   Rainbow royalty buyout                              (19,000)                                        (19,000)
   Minority interest                                      (836)                                           (836)
   Other, net                                               31              21                              52
                                                     ---------       ---------       ---------       ---------

Income (loss) before income taxes                      (16,061)         10,578          (9,127)        (14,610)
Income tax (benefit) provision                            (531)          1,451                             920
                                                     ---------       ---------       ---------       ---------

Net income (loss) before extraordinary item            (15,530)          9,127          (9,127)        (15,530)
Extraordinary loss, without tax benefit                (42,033)                                        (42,033)
                                                     ---------       ---------       ---------       ---------

Net income (loss)                                      (57,563)          9,127          (9,127)        (57,563)

Special Stock dividends                                  2,773                                           2,773
Premium on redemption of Series B Special Stock         16,553                                          16,553
                                                     ---------       ---------       ---------       ---------

Net loss applicable to common shares                 $ (76,889)      $   9,127       $  (9,127)      $ (76,889)
                                                     =========       =========       =========       =========

                        See accompanying unaudited note.

                          ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Six Months Ended December 31, 1996
                                   (In 000's)

                                                                                                       Alliance
                                                                                                        Gaming
                                                        Parent and         Non-                       Corporation
                                                        Guaranteeing   Guaranteeing      Adjust-          and
                                                        Subsidiaries    Subsidiaries      ments      Subsidiaries
                                                        ------------    ------------      -----      ------------

Net cash provided by (used in)
   operating activities:                                   (9,323)        12,699            381          3,757
                                                         --------       --------       --------       --------
Cash flows from investing activities:
   Additions to property and equipment                     (3,493)        (2,562)                       (6,055)
   Proceeds from disposal of property and equipment            39          2,752                         2,791
   Other                                                   (1,534)                                      (1,534)
                                                         --------       --------       --------       --------
       Net cash provided by (used in) investing
       activities                                          (4,988)           190                        (4,798)
                                                         --------       --------       --------       --------
Cash flows from financing activities:
   Proceeds from long-term debt                                41                                           41
     Reduction of long-term debt                             (428)        (4,044)          (381)        (4,853)
     Net change in lines of credit                         (6,929)        (2,365)                       (9,564)
     Repurchase of Series B Special Stock                  (3,307)                                      (3,307)
     Proceeds from issuance of common stock                   123                                          123
     Dividends received (paid)                                524           (524)                          --
                                                         --------       --------       --------       --------
       Net cash used in financing
       activities                                          (9,976)        (7,203)          (381)       (17,560)
                                                         --------       --------       --------       --------

Effect of exchange rate changes on cash                                      (55)                          (55)

Cash and cash equivalents:
   Increase (decrease) for period                         (24,287)         5,631                      (18,656)
   Balance, beginning of period                            36,954         11,103                       48,057
                                                         --------       --------       --------       --------
     Balance, end of period                              $ 12,667       $ 16,734       $   --         $ 29,401
                                                         ========       ========       ========       ========


                        See accompanying unaudited note.

                          ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                       Six Months Ended December 31, 1997
                                   (In 000's)

                                                                                                     Alliance
                                                                                                       Gaming
                                                          Parent and        Non-                     Corporation
                                                          Guaranteeing  Guaranteeing      Adjust-        and
                                                          Subsidiaries   Subsidiaries      ments    Subsidiaries
                                                          ------------   ------------      -----    ------------
Net cash provided by (used in)
   operating activities                                    (26,736)          8,231           6,351         (12,154)
                                                         ---------       ---------       ---------       ---------
Cash flows from investing activities:
   Additions to property and equipment                      (4,415)         (2,159)                         (6,574)
   Proceeds from disposal of property and equipment              6             221                             224
   Other                                                    (1,827)           (147)                         (1,974)
                                                         ---------       ---------       ---------       ---------
       Net cash used in investing activities                (6,239)         (2,085)                         (8,324)
                                                         ---------       ---------       ---------       ---------
Cash flows from financing activities:
   Refinancing fees and expenses                           (32,752)                                        (32,752)
   Capitalized new debt issue costs                        (11,456)                                        (11,456)
   Proceeds from long-term debt                            303,734           7,279          (7,279)        303,734
   Reduction of long-term debt                            (170,728)         (8,555)            928        (178,355)
   Net change in lines of credit                             8,631           6,043                          14,674
   Redemption of Series B Special Stock                    (77,568)                                        (77,568)
   Proceeds from exercise of stock options                     473                                             473
   Dividends received (paid)                                 7,084          (7,084)
                                                         ---------       ---------       ---------       ---------
       Net cash provided by (used in) financing
              activities                                    27,418          (2,317)         (6,351)         18,750
                                                         ---------       ---------       ---------       ---------

Effect of exchange rate changes on cash                                       (149)                           (149)

Cash and cash equivalents:
   Increase (decrease) for period                           (5,557)          3,680                          (1,877)
   Balance, beginning of period                             16,462          12,462                          28,924
                                                         ---------       ---------       ---------       ---------
   Balance, end of period                                $  10,905       $  16,142       $    --         $  27,047
                                                         =========       =========       =========       =========





                        See accompanying unaudited note.

                          ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


DEBT AND LINES OF CREDIT

Long-term debt and lines of credit at December 31, 1997 consist of the following:

                                                                                                 Alliance
                                                                                                  Gaming
                                              Parent and           Non-                         Corporation
                                             Guaranteeing      Guaranteeing      Adjust-            and
                                             Subsidiaries      Subsidiaries       ments        Subsidiaries
                                             ------------      ------------       -----        ------------
                                                                      (in 000's)
10% Senior Subordinated Notes due
    2007, net of unamortized discount        $ 149,221                                            $ 149,221
Tranche B Term Loan                             74,813                                               74,813
Tranche C Term Loan                             39,900                                               39,900
Delayed Draw Term Facility                      25,000                                               25,000
Revolving Credit Facility                        8,589           15,654                              24,243
Intercompany notes payable                      97,079           10,455          (107,534)             --
Other                                              827            2,602                               3,429
                                             ---------        ---------         ---------         ---------
                                               395,429           28,711          (107,534)          316,606
Less current maturities                          1,773            2,980            (2,474)            2,279
                                             ---------        ---------         ---------         ---------
Long-term debt, less current
   maturities                                $ 393,656        $  25,731         $(105,060)        $ 314,327
                                             =========        =========         =========         =========

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1997



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

As part of the Refinancing, the Company used the proceeds of the Senior Subordinated Note offering, together with borrowings under the Revolving Credit Facility, the Term Loan Facilities and cash on hand, to fund (a) the repurchase at a premium of substantially all of the Company's 12 7/8% Senior Secured Notes, plus accrued interest to August 8, 1997 totaling $181.6 million, (b) the redemption at liquidation value of all of the Company's Series B Special Stock on September 8, 1997 totaling $77.6 million, (c) the purchase from HFS Gaming Corporation of the right to receive royalty payments based on revenues of the Rainbow Casino and the purchase of related debt owed to an HFS affiliate, National Gaming Mississippi, Inc. on August 12, 1997 totaling $26.3 million and
(d) the payment of transaction fees and expenses totaling $16.6 million. Additionally, in July 1997 the Company redeemed the remaining balance of its 7-1/2% Convertible Debentures at a price of 104%, or a total of $1.7 million.

At December 31, 1997, based on the terms of the new $90.0 million Revolving Credit Facility, the Company would have been able to borrow, net of credit line restrictions, $71.6 million, of which the Company had borrowings of approximately $24.2 million on December 31, 1997. The borrowing base for the revolving credit facility consists of eligible receivables and inventory, as defined in the credit agreement.

At December 31, 1997, the Company actually had $27.0 million in cash and cash equivalents and $47.4 million in additional availability on its revolving line of credit. In addition, the Company had working capital of approximately $115.6 million, an increase of approximately $4.8 million from June 30, 1997 which is explained below. Consolidated cash and cash equivalents at December 31, 1997 includes approximately $13.0 million of cash which is utilized in Casino and Route Operations which is held in vaults, cages or change banks, which amount has increased due to the growth in locations serviced by the Route Operations business unit.

Management believes that cash flow from operating activities, cash and cash equivalents held and the new $90.0 million Revolving Credit Facility will provide the Company with sufficient capital resources and liquidity. At December 31, 1997, the Company did not have any significant commitments for capital expenditures.

Working Capital

During the six months ended December 31, 1997, working capital increased $4.8 million to $115.6 million. The primary fluctuations contributing to the increase in working capital were: (i) reductions in accounts payable and accrued liabilities of $11.5 million, (ii) the impact of foreign exchange fluctuations between the dollar and the deutschemark, and (iii) an increase in accounts receivable resulting from the reversal of the provision for doubtful

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1997


receivables related to the Alpha Hospitality obligation discussed below, partially offset by decreases in cash and cash equivalents of $1.9 million and decreases in accounts receivable due to cash collections.

Cash Flow

During the six months ended December 31, 1997, the Company used cash from operating activities of $12.2 million primarily related to cash payments for accounts payable and accrued liabilities, partially offset by cash collected from accounts receivable..

During the six months ended December 31, 1997 $8.3 million was used by investing activities primarily related to capital expenditures.

During the six months ended December 31, 1997, $18.8 million was provided in financing activities from the issuance of the Senior Subordinated Notes and the new credit facility, and was used to repurchase the Senior Secured Notes, redeem the Series B Special Stock, fund the Rainbow Royalty Buyout and pay related fees and expenses.

--------------

The following is a summary of EBITDA by business unit:

                                    Three Months Ending December 31,     Six Months Ending December 31,
                                           1996            1997              1996             1997
                                         --------         --------         --------         --------
                                                                (In $000's)
EBITDA by Business Unit:
Gaming Equipment and Systems             $  6,328         $  2,781         $ 11,771         $  5,927
Wall Machines and Amusement Games          10,841            5,210           14,911            7,811
Route Operations                            5,067            6,048            9,788           12,382
Casino Operations                           4,176            4,956            8,791            9,213
Corporate Administrative Expenses          (6,583)          (4,289)         (10,556)          (8,180)
Unusual Items                                --              2,545             (700)           2,545
                                         --------         --------         --------         --------
    EBITDA                               $ 19,829         $ 17,251         $ 34,005         $ 29,698
                                         ========         ========         ========         ========

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

The new credit facility is guaranteed by each domestic subsidiary of the U.S. Borrower and German Subsidiaries (both as defined), other than the entity which holds the Company's interest in its Louisiana operations and other non-material subsidiaries (as defined), and is subject to both a U.S. and German Pledge Agreement (both as defined). The new credit facility contains a number of maintenance covenants and both it and the indenture have other significant covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries to dispose of assets, incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests (as defined) or subordinated indebtedness, issue or sell equity interests of the Company's subsidiaries (as defined), engage in mergers or

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1997



acquisitions, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities.

Customer Financing

In December 1997 the Company, Alpha Hospitality and General Electric Credit Corporation settled certain customer notes receivable on which the Company had certain recourse obligations. The Company contributed $2.5 million to the final settlement with the holder of the notes, and reversed $6.0 million of reserves previously established for these recourse obligations. In addition, as part of the settlement the Company became the sole owner of approximately 566,000 shares of Alpha Hospitality common stock which trades on the NASDAQ Small Cap market. The Company intends to sell this stock within the limitations provided for in the settlement agreement.

Bally Wulff provides customer financing for approximately 17% of its sales and also provides lease financing to its customers. Lease terms are generally for six months, but leases are also available for 12 and 43 month terms.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED DECEMBER 31, 1996 AND 1997

General

The Company operates through four business units: (i) gaming equipment and systems, (ii) wall machines and amusement games (consisting of the manufacture and distribution of wall-mounted gaming machines and distribution of other recreational and amusement machines), (iii) route operations and (iv) casino operations.

The following tables set forth the combined revenues and operating income (loss) for the three months ended December 31, 1996 and 1997:

                                                 1996             1997
                                                ------           -----
                                                       (In 000's)
REVENUES:
  Gaming Equipment and Systems                 $ 42,273        $ 27,455
  Wall Machines and Amusement Games              42,293          27,731
  Route Operations                               31,692          37,040
  Casino Operations                              12,445          14,488
                                               --------         -------
TOTAL REVENUES                                 $128,703        $106,714
                                               ========        ========

OPERATING INCOME (LOSS):
  Gaming Equipment and Systems                  $ 4,955        $  1,655
  Wall Machines and Amusement Games               8,858           3,423
  Route Operations                                3,296           4,053
  Casino Operations                               3,685           4,447
  Corporate Administrative Expenses              (6,885)         (4,681)
                                               --------        --------
  Subtotal                                       13,909           8,897
  Unusual items                                     -             2,545
                                               --------        --------
TOTAL OPERATING INCOME:                        $ 13,909        $11,442
                                               ========        ========

GAMING EQUIPMENT AND SYSTEMS

For the quarter ended December 31, 1997, the Gaming Equipment and Systems business unit reported revenues of $27.5 million, a decrease of 35%, compared to revenues of $42.3 million in the prior year quarter. Bally Gaming reported unit sales of approximately 3,400 new gaming machines, a decrease of 38% compared to unit sales of approximately 5,500 in the prior year quarter. By market segment, Bally Gaming's unit sales for the quarter consisted of approximately 1,300 units to the Nevada and Atlantic City markets, 1,000 units to international markets and 1,100 units to riverboats, Native American and other domestic markets. Management believes the industry-wide decrease in number of units shipped resulted primarily from lower replacement demand from existing casinos as casino operators await regulatory approval of new products that gaming manufacturers displayed at the World Gaming Congress in October 1997. Bally Gaming reported revenues from the sale of new gaming machines of $17.5 million, a decrease of 42% compared to $30.4 million in the prior year quarter due to lower unit volume and a 7% decrease in the average selling price of new gaming machines. In addition, Systems sales decreased from $7.6 million in the prior year quarter to $5.5 million in the current year quarter.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1997



Gross margin for the quarter ended December 31, 1997 was 44 percent compared to 37 percent in the prior year quarter. The increase was due principally to a higher proportion of higher margin System revenues and lower provisions for inventory obsolescence in the current year quarter. Operating income was $1.7 million in the current year quarter, representing a 66 percent decrease over the prior year quarter results. Operating income was lower due to decreased revenues and higher research and development costs, partially offset by improved gross margins and a lower provision for doubtful receivables.

WALL MACHINES AND AMUSEMENT GAMES

For the quarter ended December 31, 1997, the Wall Machines and Amusement Games business unit reported revenues of $27.7 million, a decrease of 34% compared to revenues of $42.3 million in the prior year quarter, which was a record quarter for this business unit. The currency translation impact of the fluctuation of the German mark versus the U.S. dollar reduced revenues by $4.1 million during the 1997 quarter. The revenue decrease resulted primarily from a 33% decrease in unit shipments of new wall machines and a 30% decrease in amusement game distribution revenues partially offset by a 48% increase in leased wall machine revenues. Management believes the general slowdown in the German economy during the current period has resulted in customers acquiring only enough units to replace those units whose licenses are expiring, and deferring purchases of other equipment.

Wall Machines and Amusement Games continued to expand its leasing program whereby new wall machines are leased to customers pursuant to operating leases which provide Wall Machines and Amusement Games with a stream of revenues and cash flow over the life of the leases, which range from six months to three and one half years. At December 31, 1997, a total of 5,600 machines were out on lease versus 4,000 at December 31, 1996.

Gross margin for the quarter was 45 percent compared to 52 percent in the prior year quarter. The decrease in gross margin was due to higher fixed overhead costs per unit due to lower sales volumes, and a slightly lower average selling price for new wall machines. Operating income of $3.4 million decreased by 61 percent, due primarily to decreased revenues and lower gross margins, partially offset by lower selling, general and administrative expenses and a lower provision for doubtful receivables.

ROUTE OPERATIONS

For the quarter ended December 31, 1997, the Route Operations business unit reported revenues of $37.0 million, an increase of 17% compared to revenues of $31.7 million in the prior year quarter. Revenues for the Nevada operations increased 18% as net win per gaming machine per day increased to $53.60 from $52.00 in the prior year quarter, while the average number of gaming machines increased to 6,390 from 5,660 in the prior year quarter primarily resulting from the additional machines added as a result of taking over operations of the Westronics route and the Scolaris' locations. The improvement in net win per gaming machine per day in Nevada resulted primarily from the continuing favorable impact of Gamblers Bonus, a cardless slot player's club and player tracking system. Gamblers Bonus is currently installed in approximately 1,800 gaming machines at over 160 locations or 25% of the installed base of gaming machines. Revenues for the Louisiana operations increased 13% as net win per gaming machine per day increased to $74.20 from $70.70 in the prior year quarter and the average number of gaming machines increased to 740 from 690 in the prior year quarter

For the quarter ended December 31, 1997, Nevada operations cost of revenues increased 22% to $25.3 million, and as a percentage of revenues increased to 79% from 76% in the prior year quarter. The increase is due to higher space lease cost and higher direct costs, primarily increased health insurance costs. Louisiana operations cost of revenues increased 14% to $3.3 million, and as a percentage of revenues increased to 65% from 64% in the prior year quarter. The increase is due to higher direct costs, primarily increased health insurance costs. The Route Operations business unit reported operating income of $4.1 million, an increase of 24% compared to operating income of $3.3 million in the prior year quarter. The operating income improvement resulted primarily from the aforementioned increase in revenues, lower selling, general and administrative expenses as a percentage of revenues, and a lower provision for doubtful receivables, partially offset by the increase in operating costs as a percentage of revenues.

CASINO OPERATIONS

For the quarter ended December 31, 1997, the Casino Operations business unit reported revenues of $14.5 million, an increase of 16%, compared to revenues of $12.4 million in the prior year quarter. This increase reflects a 16% increase at the Rainbow Casino and a 17% increase at the Rail City Casino. The improvement at the Rainbow Casino was attributable to the continuing success of its direct marketing campaigns resulting in a 12% higher average market share than in the prior year quarter. Revenues from the Rail City Casino improved as a result of enhanced marketing efforts including the introduction of the Rail City Players Club and an increase in the net win per gaming machine per day resulting from a 20% replacement of gaming machines with new gaming machines.

For the quarter ended December 31, 1997, the cost of revenues for Casino Operations increased 12% to $6.3 million compared to $5.6 million in the prior year quarter but, as a percentage of revenues, improved to 43% from 45% in the prior year quarter due to the fixed nature of certain direct costs. The Casino Operations business unit reported operating income of $4.4 million, an increase of 19% compared to operating income of $3.7 million in the prior year quarter. The increase in operating income resulted from the aforementioned increase in revenues and the improvement in operating costs as a percentage of revenues, partially offset by a slight increase in selling, general and administrative expenses as a percentage of revenues.

CONSOLIDATED

Total revenues for the quarter ended December 31, 1997, were $106.7 million, a decrease of 17% compared to revenues of $128.7 million in the prior year quarter. The decrease is primarily due to the aforementioned decreases in Gaming Equipment and Systems and Wall Machines and Amusement Games and the impact of foreign exchange rate fluctuations, partially offset by increases in revenues at the Route Operations and Casino Operations business units.

Cost of revenues for the quarter ended December 31, 1997, were $65.4 million, a decrease of 14% compared to $76.0 million in the prior year quarter. Cost of revenues as a percentage of total revenues increased to 61% from 59% in the prior year quarter as the improvements at the Casino Operations and Gaming Equipment and Systems business units were offset by increases at the Wall Machines and Amusement Games and Route Operations business units.

Selling, general and administrative expenses for the quarter ended December 31, 1997 were approximately $26.6 million, a decrease of 19% compared to costs of $32.8 million for the prior year quarter. This decrease is due to a decrease in the provision for doubtful receivables of $3.9 million as well as a decrease in corporate administrative expenses and a decrease in expenses at the Wall Machines and Amusement Games business unit, partially offset by increases in expenses at the Gaming Equipment and Systems, the Casino Operations and the Route Operations business units.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1997


Depreciation and amortization for the quarter ended December 31, 1997 was $5.8 million, a 2% decrease compared to depreciation and amortization of $5.9 million in the prior year quarter.

NET INTEREST EXPENSE AND INCOME TAXES

Net interest expense in the quarter ended December 31, 1997 increased to $7.3 million compared to net interest expense of $5.2 million in the prior year quarter. The increase is primarily due to a higher level of debt resulting from the Company's new 10% Senior Subordinated Notes due 2007 and the term loan facilities which replaced substantially all of the Company's 12 7/8% Senior Secured Notes and the 15% Series B Special Stock as part of the refinancing of the Company's capital structure, completed in September 1997 resulting in substantially lower fixed charges.

The Company recorded an income tax provision of $0.4 million in the quarter ended December 31, 1997 compared to an income tax provision of $3.2 million in the prior year quarter. The current quarter provision is primarily due to income taxes for the Wall Machines and Amusement Games business unit and state income taxes, and is lower than the effective tax rate in the prior year due to a change in the organization structure in Germany, effective January 1, 1997, which resulted in a lower tax rate on German earnings.

SIX MONTHS ENDED DECEMBER 31, 1996 AND 1997

General

The following tables set forth the combined revenues and operating income for the six months ended December 31, 1996 and 1997:

                                                      1996             1997
                                                     ------           -----
                                                            (In 000's)
REVENUES:
  Gaming Equipment and Systems                      $ 77,175        $ 54,622
  Wall Machines and Amusement Games                   68,700          48,792
  Route Operations                                    60,582          72,695
  Casino Operations                                   25,158          28,576
                                                    --------        --------
TOTAL REVENUES                                      $231,615        $204,685
                                                    ========        ========

OPERATING INCOME:
  Gaming Equipment and Systems                      $  9,050        $  3,527
  Wall Machines and Amusement Games                   11,522           4,867
  Route Operations                                     6,310           8,442
  Casino Operations                                    7,828           8,199
  Corporate Administrative Expenses                  (11,146)         (8,694)
                                                     -------         -------
  SUBTOTAL                                            23,564          16,341
  Unusual items                                         (700)         2,545
                                                     -------         ------
TOTAL OPERATING INCOME                               $22,864         $18,886
                                                     =======         =======

GAMING EQUIPMENT AND SYSTEMS

For the six months ended December 31, 1997 the Gaming Equipment and Systems business unit reported revenues of $54.6 million, a decrease of 29% compared to revenues of $77.2 million in the prior year period. Bally Gaming

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1997



reported unit sales of approximately 7,600 new gaming machines, a decrease of 27% compared to unit sales of approximately 10,400 in the prior year period. By market segment, Bally Gaming's unit sales for the period consisted of approximately 2,500 units to the Nevada and Atlantic City markets, 3,000 units to international markets and 2,100 units to riverboats, Native American and other domestic markets. The decrease in number of units shipped resulted primarily from fewer new casino openings and lower replacement demand from existing casinos. Bally Gaming reported revenues from the sale of new gaming machines of $38.0 million, a decrease of 31% compared to $54.7 million in the prior year quarter due to lower unit volume and a 5% decrease in average selling price of new gaming machines. In addition, Systems sales decreased from $12.8 million in the prior year period to $8.8 million in the current year period.

For the six months ended December 31, 1997 gross profit margins improved to 42% from 37% in the prior year period. The increase was due principally to a higher proportion of higher margin System revenues and lower provisions for inventory obsolescence in the current year period. Gaming Equipment and Systems reported operating income of $3.5 million, a decrease of 61% over prior year period results. The decrease in operating income resulted primarily from lower revenues and higher research and development costs, partially offset by improved gross margins and a lower provision for doubtful receivables.

WALL MACHINES AND AMUSEMENT GAMES

For the six months ended December 31, 1997, the Wall Machines and Amusement Games business unit reported revenues of $48.8 million, a decrease of 29% compared to revenues of $68.7 million in the prior year period. The currency translation impact of the fluctuation of the German mark versus the U.S. dollar reduced revenues by $8.5 million during the current year period. The revenue decrease resulted primarily from a 26% decrease in unit shipments of new wall machines and a 28% decrease in amusement game distribution revenues partially offset by a 58% increase in leased wall machine revenues. Management believes the general slowdown in the German economy during the current has resulted in customers acquiring only enough units to replace those units whose licenses are expiring, and deferring purchases of other equipment.

Wall Machines and Amusement Games continued to expand its leasing program whereby new wall machines are leased to customers pursuant to operating leases which provide Wall Machines and Amusement Games with a stream of revenues and cash flow over the life of the leases, which range from six months to three and one half years. As of December 31, 1997, a total of 5,600 machines were out on lease versus 4,000 at December 31, 1996.

For the six months ended December 31, 1997, gross profit margin decreased to 45% from 48% in the prior year period. The decrease in gross margin resulted primarily due to higher fixed costs per unit due to lower sales volume and, in dollars, a decrease in the average selling price of new wall machines, partially offset by an increase in higher margin lease revenues. Wall Machines and Amusement Games reported operating income of $4.9 million, a decrease of 58% over prior year period results. The decrease in operating income resulted primarily from the aforementioned decrease in revenues and lower gross margin, partially offset by lower selling, general and administrative expenses and a decrease in the provision for doubtful receivables.

ROUTE OPERATIONS

For the six months ended December 31, 1997, the Route Operations business unit reported revenues of $72.7 million, an increase of 20% compared to revenues of $60.6 million in the prior year period. Nevada route operations revenues increased 21% as net win per gaming machine per day increased 5% to $53.00 from $50.70 in the prior year period, while the average number of gaming machines increased to 6,390 from 5,580 in the prior

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1997


year period. The increase in the average number of gaming machines in Nevada reflects the additional machines added as a result of taking over operations of the Westronics route and the Scolaris' locations. The improvement in net win per gaming machine per day in Nevada resulted primarily from the continuing favorable impact of Gamblers Bonus, a cardless slot player's club and player tracking system. Louisiana route operations revenues increased 13% as net win per gaming machine per day increased 4% to $74.50 from $71.40 in the prior year period and the average number of gaming machines increased to 730 from 670 in the prior year period.

For the six months ended December 31, 1997, Nevada route operations cost of revenues increased 24% and, as a percentage of revenues, increased to 79% from 77% in the prior year period primarily due to higher space lease costs and higher direct costs, primarily increased health insurance costs. Louisiana route operations cost of revenues increased 13% and as a percentage of revenues remained relatively flat at 64% between periods. Route Operations reported operating income of $8.4 million, an increase of 34% compared to operating income of $6.3 million in the prior year quarter. The operating income improvement resulted primarily from the aforementioned increase in revenues, an improvement in selling, general and administrative expenses as a percentage of revenues and a decrease in the provision for doubtful receivables, partially offset by the increase in operating costs as a percentage of revenues.

CASINO OPERATIONS

For the six months ended December 31, 1997, the Casino Operations business unit reported revenues of $28.6 million, an increase of 14% compared to revenues of $25.2 million in the prior year period. This increase reflects a 14% increase at the Rainbow Casino and an 11% increase at the Rail City Casino. The improvement at the Rainbow Casino was attributable to the continuing impact of its marketing campaigns and the addition of new gaming machines. Revenues from the Rail City Casino improved as a result of enhanced marketing efforts and an increase in net win per gaming machine per day resulting from the replacement of older gaming machines with new gaming machines.

For the six months ended December 31, 1997, the cost of revenues for Casino Operations increased 14% to $12.5 million compared to $11.0 million in the prior year period but, as a percentage of revenues, remained relatively flat at 44%. Casino Operations reported operating income of $8.2 million, an increase of 5% compared to operating income of $7.8 million in the prior year period. The operating income improvement resulted from the aforementioned increase in revenues, partially offset by an increase in selling, general and administrative expenses as a percentage of revenues.

CONSOLIDATED

Total revenues for the six months ended December 31, 1997, were $204.7 million, a decrease of 12% compared to revenues of $231.6 million in the prior year period. The decrease is primarily due to the aforementioned decreases in Gaming Equipment and Systems and Wall Machines and Amusement Games and the impact of foreign exchange rate fluctuations, partially offset by increases in revenues at the Route Operations and Casino Operations business units.

Cost of revenues for the six months ended December 31, 1997, were $126.6 million, a decrease of 10% compared to $140.2 million in the prior year period. Cost of revenues as a percentage of total revenues increased slightly to 62% from 61% in the prior year period as the improvements at the Gaming Equipment and Systems business unit were offset by increases at the Wall Machines and Amusement Games and Route Operations business units.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1997

Selling, general and administrative expenses for the six months ended December 31, 1997 were approximately $50.9 million, a decrease of 10% compared to costs of $56.7 million for the prior year period. This decrease is due to a decrease in the provision for doubtful receivables of $4.8 million, as well a decrease in corporate administrative expenses and a decrease in expenses at the Wall Machines and Amusement Games business unit, partially offset by increases in expenses at the Gaming Equipment and Systems, the Casino Operations and the Route Operations business units.

Depreciation and amortization for the six months ended December 31, 1997 was $10.8 million, a 3% decrease compared to depreciation and amortization of $11.1 million in the prior year quarter.

NET INTEREST EXPENSE AND INCOME TAXES

Net interest expense in the six months ended December 31, 1997 increased to $13.1 million compared to the net interest expense of $10.8 million in the prior year period. The increase is due primarily to a higher level of debt resulting from the Company's new 10% Senior Subordinated Notes due 2007 and the term loan facilities which replaced substantially all of the Company's 12 7/8% Senior Secured Notes and the 15% Series B Special Stock as part of the refinancing of the Company's capital structure, completed in September 1997.

The Company recorded an income tax provision of $0.9 million in the six months ended December 31, 1997 compared to a provision of $4.6 million in the prior year period. The current period provision is due primarily to income taxes for the Wall Machines and Amusement Games business unit and state income taxes, and is lower than the effective tax rate in the prior year due to a change in the organization structure in Germany, effective January 1, 1997, which resulted in a lower tax rate on German earnings.


                                    * * * * *

The information contained in this Form 10-Q may contain "forward-looking" statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1933, as amended, and is subject to the safe harbor created thereby. Such information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward looking statements herein. Future operating results may be adversely affected as a result of a number of factors such as the Company's high leverage ability to service debt; its holding company structure; its operating history and recent losses, competition, risks of product development, customer financing, sales to non-traditional gaming markets, foreign operations, dependence on key personnel, strict regulation by gaming authorities, gaming taxes and value added taxes, uncertain effect of National Gambling Commission, change in control, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1997




                                     PART II

ITEM 1.        LEGAL PROCEEDINGS

               See "Notes to Unaudited Condensed Consolidated Financial Statements- 6. Legal Proceedings" for a description of certain legal proceedings.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               On December 19, 1997, the Company held its annual shareholders meeting at which the shareholders were asked to vote on one matter: the election of three directors. Of the 32,012,776 shares of common stock outstanding, 29,230,252 shares were voted for, and 86,192 against, Mr. Morris Goldstein; 21,362,185 shares were voted for, and 7,954,259 against, Mr. David Robbins; and 24,234,609 shares were voted for, and 5,081,835 against, Mr. Morton Topfer.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               a.      Exhibits

               EXHIBIT
               NUMBER           DESCRIPTION
               ------           -----------
               3.(ii)           Amended by-laws of the Company.

               11               Computation of per share amounts

               27.1             Financial Data Schedule

               b.      Reports on Form 8-K

                       No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 31, 1997

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



      ALLIANCE GAMING CORPORATION
         (Registrant)





      By         /s/ Morris Goldstein
------------------------------------------------------
               President and Chief Executive Officer
               (Principal Executive Officer)




      By         /s/ Scott D. Schweinfurth
----------------------------------------------------
                 Sr. Vice President, Chief Financial
               Officer and Treasurer (Principal
               Financial and Accounting Officer)