Form 10-Q
period 1998-03-31
ALLIANCE GAMING CORP
filed 1998-05-14
CIK 2491

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                     For the Quarter ended March 31, 1998

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares of Common Stock, $0.10 par value, outstanding as of April 30, 1998 according to the records of the registrant's registrar and transfer agent was 32,120,308.

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-Q

                     For the Quarter Ended March 31, 1998










                                   I N D E X



PART I.  FINANCIAL INFORMATION                                        Page


Item 1.     Unaudited Financial Statements

      Unaudited Condensed Consolidated Balance Sheets as of
           June 30, 1997 and March 31, 1998                            3

      Unaudited Condensed Consolidated Statements of Operations
           for the three months ended March 31, 1997 and 1998          4

      Unaudited Condensed Consolidated Statements of Operations
           for the nine months ended March 31, 1997 and 1998           5

      Unaudited Condensed  Consolidated  Statements of Stockholders'
           Equity (Net Capital Deficiency) for the nine months ended
           March 31, 1998                                              6

      Unaudited Condensed Consolidated Statements of Cash Flows
           for the nine months ended March 31, 1997 and 1998           7

      Notes to Unaudited Condensed Consolidated Financial Statements   8

Item 2.Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                      22



PART II. OTHER INFORMATION


Item 1.Legal Proceedings                                              32


Item 6.Exhibits and reports on Form 8-K                               32


SIGNATURES                                                            33

                                    PART 1

                         ALLIANCE GAMING CORPORATION
               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In 000's, except share data)
                                                          June 30,    Mar. 31,
                                                             1997       1998
ASSETS
Current assets:
  Cash and cash equivalents                              $ 28,924    $ 28,658
  Accounts and notes receivable, net of allowance for
   doubtful accounts of $21,929 and $13,164                87,701      82,418
  Inventories, net of reserves of $8,856 and $8,092        37,329      39,536
   Other current assets                                     9,627       8,661
                                                         --------    --------
   Total current assets                                   163,581     159,273
                                                         --------    --------
Long-term notes receivable, net of allowance for doubtful
  accounts of $1,972 and $1,288                             8,981       8,952
Leased equipment, net of accumulated depreciation of
  $3,377 and $4,116                                         7,902       7,722
Property, plant and equipment, net of accumulated
  depreciation of $39,695 and $45,963                      74,647      75,567
Excess of costs over net assets of acquired businesses,
  net of accumulated amortization of $1,723 and $2,808     62,098      59,890
Intangible assets, net of accumulated amortization of
  $9,626 and $12,102                                       18,231      19,989
Other assets, net                                          16,576      15,175
      Total assets                                       $352,016    $346,568
                                                         ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
  Accounts payable                                       $ 14,270    $ 12,012
  Accrued liabilities                                      37,392      28,569
  Current maturities of long-term debt                      1,124       2,310
                                                           ------     -------
    Total current liabilities                              52,786      42,891
Term loan facilities                                        -         138,150
Senior Subordinated Notes due 2007, net of unamortized
  discount of  $767                                         -         149,233
Senior Secured Notes, net of unamortized discount         151,224        -
Other long-term debt, less current maturities              21,491      27,893
Other liabilities                                          12,433      13,449
                                                         --------     -------
      Total liabilities                                   237,934     371,616
                                                         --------    --------

Minority interest                                           1,546       2,039
Series B Special Stock, $.10 par value, $100 liquidation
  value; 754,198 shares issued and outstanding at
  June 30, 1997, net of discount                           58,981        -
Commitments and contingencies
Stockholders' equity (net capital deficiency):
  Special Stock, 10,000,000 shares authorized:
     Series E, $100 liquidation value; 123,689 shares
       and 133,479 shares issued and outstanding           12,368      13,348
  Common Stock, $.10 par value; 175,000,000 shares
     authorized; 31,852,000 shares and 32,086,000 shares
issued and outstanding                                      3,185       3,208
  Additional paid-in capital                              138,590     122,858
  Cumulative translation adjustment                       (11,719)    (16,181)
  Accumulated deficit                                     (88,869)   (150,320)
                                                          --------   --------
   Total stockholders' equity (net capital deficiency)     53,555     (27,087)
            Total liabilities and stockholders' equity
              (net capital deficiency)                   $352,016    $346,568
                                                         ========    ========

       See notes to unaudited condensed consolidated financial statements.

                         ALLIANCE GAMING CORPORATION
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                         (In 000's, except share data)
                                                    Three Months Ended March 31,
                                                            1997       1998
Revenues:
    Gaming equipment and systems                          $23,712    $21,538
    Wall machines and amusement games                      32,168     28,340
    Route operations                                       32,858     37,054
    Casino operations                                      12,953     15,294
                                                          -------    -------
                                                          101,691    102,226

Costs and expenses:
  Cost of gaming equipment and systems                     15,373     13,046
      Cost of wall machines and amusement games            18,182     16,102
      Cost of route operations                             24,684     28,761
      Cost of casino operations                             5,496      6,385
      Selling, general and administrative                  23,870     23,428
  Depreciation and amortization                             5,204      6,516
                                                           ------     ------
                                                           92,809     94,238

Operating income                                            8,882      7,988

Other income (expense):
    Interest income                                           297        184
    Interest expense                                       (6,159)    (7,464)
    Rainbow royalty                                        (1,205)       ---
    Minority interest                                        (317)      (489)
    Other, net                                                 (4)       293
                                                          --------    ------
Income before income taxes                                  1,494        512

Income tax provision                                          933      1,243
                                                            -----     ------

Net income (loss)                                             561       (731)

Special Stock dividends                                     2,981        384
                                                           ------      -----
Net loss applicable to common shares                      $(2,420)   $(1,115)
                                                          ========   ========

Basic loss per share                                      $ (0.08)   $ (0.03)
                                                          ========   ========
Diluted loss per share                                    $ (0.08)   $ (0.03)
                                                          ========   ========

Weighted average common shares outstanding                 31,837     32,042
Weighted average common and common share equivalents
  outstanding                                              31,837     32,042





     See notes to unaudited condensed consolidated financial statements.

                         ALLIANCE GAMING CORPORATION
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                         (In 000's, except share data)

                                                     Nine Months Ended March 31,
                                                            1997       1998
Revenues:
    Gaming equipment and systems                         $100,890    $76,160
    Wall machines and amusement games                     100,866     77,132
    Route operations                                       93,441    109,749
    Casino operations                                      38,110     43,870
                                                          -------   --------
                                                          333,307    306,911
Costs and expenses:
   Cost of gaming equipment and systems                    63,664     44,615
      Cost of wall machines and amusement games            53,600     42,835
      Cost of route operations                             70,222     84,584
      Cost of casino operations                            16,414     18,916
      Selling, general and administrative                  80,617     74,304
  Depreciation and amortization                            16,343     17,328
  Unusual items                                               700     (2,545)
                                                          -------    -------
                                                          301,560    280,037

Operating income                                           31,747     26,874

Other income (expense):
    Interest income                                         1,331        625
    Interest expense                                      (18,038)   (21,030)
    Rainbow royalty                                        (3,481)      (587)
    Rainbow Royalty Buyout                                    ---    (19,000)
    Minority interest                                        (743)    (1,325)
    Other, net                                                 48        345
                                                          -------     ------
Income (loss) before income taxes                          10,864    (14,098)
Income tax provision                                        5,523      2,163
                                                           ------    -------
Income (loss) before extraordinary item                     5,341    (16,261)
Extraordinary loss, without tax benefit (note 2)             ---      42,033
                                                           ------     ------
Net income (loss)                                           5,341    (58,294)
Special Stock dividends (note 2)                            8,261      3,157
Premium on repurchase/redemption of Series B Special Stock    710     16,553
                                                           ------    -------
Net loss applicable to common shares                      $(3,630)  $(78,004)
                                                          ========  =========

Basic loss per share:
  Loss before extraordinary item                           $(0.11)    $(1.12)
  Extraordinary loss                                           -       (1.32)
                                                            -----      -----
   Net loss                                                $(0.11)    $(2.44)
                                                           =======    =======

Diluted loss per share:
  Loss before extraordinary item                           $(0.11)    $(1.12)
  Extraordinary loss                                           -       (1.32)
                                                            ------     -----
   Net loss                                                 $(0.11)   $(2.44)
                                                            =======   =======

Weighted average common shares outstanding                  31,814     31,956
Weighted average common and common share equivalents
  outstanding                                               31,814     31,956


     See notes to unaudited condensed consolidated financial statements.

                         ALLIANCE GAMING CORPORATION
     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           (NET CAPITAL DEFICIENCY)

                       Nine Months Ended March 31, 1998
                                  (In 000's)

                                                                                                                           Total
                                                                                                                           Stock-
                                                                                                                           holders'
                                                                    Series E        Additional              Cumulative   Equity (Net
                                            Common Stock          Special Stock      Paid-in      Accum.    Translation   Capital
                                          Shares    Dollars      Shares   Dollars    Capital      Deficit    Adjustment  Deficiency)

Balances at June 30, 1997                 31,852     $3,185        123   $ 12,368    $138,590    $(88,869)   $(11,719)    $ 53,555

Net loss ............................          -          -          -          -           -     (58,294)          -      (58,294)
Shares issued upon exercise of
  options ...........................        214         21          -          -         708           -           -          729
Special Stock dividends .............          -          -         11      1,095           -      (3,157)          -       (2,062)
Conversion of Series E Special
  Stock to common stock .............         20          2          -       (115)        113           -           -           -
Special Stock redemption premium ....          -          -          -          -     (16,553)          -           -      (16,553)
Foreign currency translation
  adjustment ........................          -          -          -          -           -           -      (4,462)      (4,462)
                                        --------   --------   --------   --------    --------    --------    --------     --------

Balances at March 31, 1998                32,086     $3,208        134    $13,348    $122,858   $(150,320)   $(16,181)    $(27,087)



















     See notes to unaudited condensed consolidated financial statements.

                         ALLIANCE GAMING CORPORATION
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (In 000's)
                                                     Nine Months Ended March 31,
                                                            1997       1998
Cash flows from operating activities:
    Net income (loss)                                     $ 5,341   $(58,294)
   Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating activities:
     Depreciation and amortization                         16,343     17,328
     Amortization of debt discounts                           729         31
     Extraordinary item                                         -     42,033
     Write down of other assets                             1,306      2,307
     Loss on sale of assets                                 1,986         35
     Provision for losses on (recovery of) receivables      6,539     (7,330)
     Other                                                 (2,656)     1,305
   Net change in operating assets and liabilities:
     Accounts and notes receivable                          3,029     12,627
     Inventories                                          (13,806)    (6,171)
     Other current assets                                  (4,206)    (1,528)
     Accounts payable                                      (4,705)    (2,258)
     Accrued liabilities                                    1,090     (8,250)
       Net cash provided by (used in) operating
        activities                                         10,990     (8,165)

Cash flows from investing activities:
   Additions to property, plant and equipment              (8,844)   (10,231)
   Proceeds from disposal of property and equipment         1,887        304
   Other                                                   (2,371)    (1,862)
                                                           ------     ------
       Net cash used in investing activities               (9,328)   (11,789)

Cash flows from financing activities:
   Refinancing fees and expenses                                -    (32,752)
   Capitalized debt issue costs                                 -    (11,456)
   Proceeds from issuance of long-term debt                    41    303,734
   Reduction of long-term debt                             (5,725)  (178,834)
   Net change in lines of credit                           (9,495)    16,191
   Repurchase/redemption of Series B Special Stock         (3,877)   (77,568)
   Proceeds from exercise of stock options                    139        729
                                                          -------     ------
    Net cash provided by (used in) financing activities   (18,917)    20,044

Effect of exchange rate changes on cash                      (228)      (356)

Cash and cash equivalents:
    Decrease for period                                   (17,483)      (266)
    Balance, beginning of period                           48,057     28,924
                                                          -------    -------
    Balance, end of period                               $ 30,574    $28,658
                                                         ========    =======



      See notes to unaudited condensed consolidated financial statements.

                         ALLIANCE GAMING CORPORATION
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1998



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

2.  DEBT AND LINES OF CREDIT

    As  discussed  in  detail   below,   substantially   all  of  the  Company's
    indebtedness shown below at June 30, 1997 was repaid as part of the Refinancing (as defined below). Long-term debt at June 30, 1997, prior to the Refinancing and at March 31, 1998, after the Refinancing, consists of the following:

June 30,                                                   Mar. 31,
                                                            1997      1998
                                                              (in 000's)
      10% Senior Subordinated Notes due 2007, net of
          unamortized discount of $767,000            $     -      $149,233
      Tranche B Term Loan                                   -        74,625
      Tranche C Term Loan                                   -        39,800
      Delayed Draw Term Facility                            -        25,000
      Revolving Credit Facility                             -        25,764
      12 7/8% Senior Secured Notes due 2003, net of
          unamortized discount of $2,776,000              151,224      -
      Bally Wulff revolving lines of credit                 9,611      -
      Hospitality Franchise Systems note payable,
         secured by the assets of the Rainbow Casino        6,569      -
      7.5% Convertible subordinated debentures due 2003,
          unsecured                                         1,642      -
      Other, secured by related equipment                   4,793     3,164
                                                          -------    ------
                                                          173,839   317,586
      Less current maturities                               1,124     2,310
                                                           ------    ------
      Long-term debt, less current maturities            $172,715  $315,276
                                                         ========  ========

    In August 1997 the Company effected a series of related transactions (as described below, the "Refinancing"). The Refinancing consisted of the private placement of $150.0 million of Senior Subordinated Notes and the closing of $230.0 million of bank financing. The bank financing provides for
    (i) term loans in the aggregate amount of up to $140.0 million, comprised of a $75.0 million tranche with a 7 1/2-year term (the "Tranche B Term Loan"), a $40.0 million tranche with an 8-year term (the "Tranche C Term Loan"), and a $25.0 million tranche with a 7 1/2-year term (the "Delayed Draw Term Facility" and together with the Tranche B Term Loan and the Tranche C Term Loan, the "Term Loan Facilities"); and (ii) a $90.0 million revolving credit facility (the "Revolving Credit Facility") with a 6-year term. Each of these credit facilities are variable rate borrowings in accordance with a credit grid. The interest rates at the highest level of the credit grid and maturity dates are as follows:
                                          Initial            Maturity
                                           Rate                Date
            Tranche B Term Loan          LIBOR + 2.75%  January 31, 2005
            Tranche C Term Loan          LIBOR + 3.00%     July 31, 2005
            Delayed Draw Term Facility   LIBOR + 2.75%  January 31, 2005
            Revolving Credit Facility    LIBOR + 2.25%     July 31, 2003

    The Revolving Credit Facility also allows for German Deutschemark borrowings at the Eurodeutschemark rate plus 2.25% (or 5.8% at March 31, 1998).

    As part of the Refinancing, the Company used the proceeds of the Senior Subordinated Note offering, together with borrowings under the Revolving Credit Facility, the Term Loan Facilities and cash on hand to fund (a) the repurchase at a premium of substantially all of the Company's 12 7/8% Senior Secured Notes plus accrued interest to August 8, 1997 totaling $181.6 million, (b) the redemption at liquidation value of all of the Company's Series B Special Stock on September 8, 1997 totaling $77.6 million, (c) the purchase from HFS Gaming Corporation of the right to receive royalty payments based on revenues of the Rainbow Casino for $19.0 million (the "Rainbow Royalty Buyout"), (d) the repayment of related debt owed to an HFS affiliate, National Gaming Mississippi, Inc., on August 12, 1997 totaling $7.3 million, (e) repayment of amounts outstanding under the domestic and foreign revolving lines of credit and (f) the payment of transaction fees and expenses totaling $16.6 million. At March 31, 1998, borrowings under the $90.0 million Revolving Credit Facility totaled $25.8 million, of which $15.0 million were German Deutschemark borrowings. Based on the terms of the Revolving Credit Facility, the Company would have been able to borrow an additional $40.1 million as of March 31, 1998. The borrowing base for the revolving credit facility includes eligible receivables and inventory (as defined). Additionally, in July 1997 the Company redeemed the remaining balance of the 7 1/2% Convertible Debentures at a price of 104%, or a total of $1.7 million.

    The bank facility is guaranteed by each domestic subsidiary of the U.S. Borrower and German Subsidiaries (both as defined), other than the entity which holds the Company's interest in its Louisiana operations and other non-material subsidiaries (as defined), and secured by both a U.S. and German Pledge Agreement (both as defined). The bank facility contains a number of maintenance covenants and it and the indenture have other significant covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries to dispose of assets, incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests (as defined) or subordinated indebtedness, issue or sell equity interests of the Company's subsidiaries (as defined), engage in mergers or acquisitions, or engage in certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities.

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

4.  INCOME TAXES

    The Company's effective tax rate for the three and nine months ended March 31, 1997 and 1998 differs from the statutory rate of 35% due to state income taxes and the impact of taxes applicable to earnings of Bally Wulff. In addition, earnings at the Company's domestic subsidiaries cannot be fully offset by the utilization of net operating loss carryforwards.

5.   SUPPLEMENTAL CASH FLOW INFORMATION

    The following supplemental information is related to the unaudited condensed consolidated statements of cash flows. For the nine months ended March 31, 1997 and 1998, the Company recorded the following significant non-cash items:

                                                     Nine months ended March 31,
                                                            1997      1998
                                                              (In 000's)
    Reclassify other assets to property, plant and
      equipment                                          $  1,572    $  249
    Reclassify excess costs over net assets of acquired
      business to property, plant and equipment             1,436        -
    Dividends for Series E and Series B Special Stock       8,261     3,157
    Reclassify inventory to property, plant and equipment  10,086     3,964
    Translation rate adjustments                            6,774     4,106


6.  LEGAL PROCEEDINGS

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

7.  UNUSUAL ITEMS

    In December 1997 the Company, Alpha Hospitality and General Electric Credit Corporation settled a dispute concerning certain customer notes receivable on which the Company had certain recourse obligations. The Company contributed $2.5 million to the final settlement with the holder of the notes, and reversed $6.0 million of reserves previously established for these recourse obligations. In addition, as part of the settlement the Company became the sole owner of approximately 566,000 shares of Alpha Hospitality common stock which trades on the NASDAQ Small Cap market. Pursuant to the limitations provided for in the settlement agreement, the Company has sold approximately 115,000 shares of Alpha Hospitality through March 31, 1998.

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

    Additionally, during the quarter ended December 31, 1997 the Company accrued $0.7 million for the present value of contractual payments due to a former member of the board of directors who was not re-elected to the board at the December 1997 annual shareholders meeting.

    During the quarter ended September 30, 1996, the Company incurred unusual charges of $0.7 million related primarily to separation costs of Alliance personnel subsequent to the acquisition of Bally Gaming International, Inc.

8.  STOCKHOLDER RIGHTS PLAN

    In February 1998, the Company's Board of Directors adopted a Stockholder Rights Plan ("Plan"). The Plan is designed to preserve the long-term value of the shareholders' investment in the Company. Pursuant to the Plan, each shareholder received a distribution of one Right for each share of the Company's outstanding Common Stock, which were distributed to shareholders of record on March 12, 1998 that will expire ten years thereafter. Each Right entitles the holder to purchase one one-hundredth (1/100) of a share of a new series of participating preferred stock for $25. Initially the Rights are represented by the Company's Common Stock certificates and are not exercisable. The Rights become exercisable only after a person or group acquires beneficial ownership of 10% or more of the Company's Common Stock (or 15% if the acquirer is an institutional investor) or publicly announces its intention to commence a tender offer that would result in that beneficial ownership level. Under certain circumstances involving a buyer's acquisition of 10% of the Company's Common Stock (or 15% in the case of an institutional investor), all Rights holders except the buyer will be entitled to purchase Common Stock at half price. If the Company is acquired through a merger, after such an acquisition, all Rights holders except the buyer will be entitled to purchase stock in the buyer at half price. The Company may redeem the rights at $0.001 at any time before a buyer acquires 10% (or 15% in the case of an institutional investor) of the Company's Common Stock.

9.  UNAUDITED CONSOLIDATING FINANCIAL STATEMENTS

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

                         ALLIANCE GAMING CORPORATION
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         CONSOLIDATING BALANCE SHEETS

                                June 30, 1997
                                  (In 000's)

                                                                          Alliance
                                                                           Gaming
                                   Parent and      Non-                 Corporation
                                  Guaranteeing  Guaranteeing  Elimina-      and
                                  Subsidiaries  Subsidiaries   tions    Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents            $ 16,462    $ 12,462     $         $ 28,924
Accounts and notes receivable, net     31,799      57,207     (1,305)     87,701
Inventories, net                       19,231      18,778       (680)     37,329
Other current assets                    6,695       2,932                  9,627
                                       ------      ------     ------     -------
   Total current assets                74,187      91,379     (1,985)    163,581
                                       ------      ------     ------     -------
Long-term notes receivable, net        96,271       1,501    (88,791)      8,981
Leased equipment, net                               7,902                  7,902
Property, plant and equipment, net     41,836      32,811                 74,647
Excess of costs over net assets of
    acquired businesses, net           41,185      21,031       (118)     62,098
Intangible assets, net                 17,979         252                 18,231
Investment in subsidiaries            100,478               (100,478)
Other assets, net                      22,310      (5,758)        24      16,576
                                     --------     -------    -------     -------
                                     $394,246    $149,118  $(191,348)   $352,016
                                     ========    ========   =========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                     $  9,936     $ 4,262     $   72    $ 14,270
Accrued liabilities                    21,129      16,727       (464)     37,392
Current maturities of long-term debt      585       1,348       (809)      1,124
                                        -----       -----      ------     ------
  Total current liabilities            31,650      22,337     (1,201)     52,786
                                       ------      ------     -------     ------
Senior Secured Notes due 2003, net    151,224                            151,224
Other long-term debt, less current
  maturities                           87,924      22,676    (89,109)     21,491
Other liabilities                       9,366       3,500       (433)     12,433
                                      -------      ------    -------     -------
  Total liabilities                   280,164      48,513    (90,743)    237,934
                                      -------      ------    -------     -------

Minority interest                       1,546                              1,546
Series B Special Stock                 58,981                             58,981

Stockholders' equity:
Common Stock                            3,185      17,832    (17,832)      3,185
Series E Special Stock                 12,368                             12,368
Additional paid-in capital            138,590      68,699    (68,699)    138,590
Cumulative translation adjustment     (11,719)    (11,880)    11,880     (11,719)
Retained earnings (accumulated
  deficit)                            (88,869)     25,954    (25,954)    (88,869)
                                       ------      ------    -------     -------
   Total stockholders' equity          53,555     100,605   (100,605)     53,555
                                     --------    --------    --------    -------
                                     $394,246    $149,118  $(191,348)   $352,016
                                     ========    ========   =========   ========

                            See accompanying unaudited note.

                         CONSOLIDATING BALANCE SHEETS

                                March 31, 1998
                                  (In 000's)

                                                                         Alliance
                                                                          Gaming
                                   Parent and       Non-                Corporation
                                  Guaranteeing  Guaranteeing  Elimina-     and
                                  Subsidiaries  Subsidiaries   tions    Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents             $10,548     $18,110    $           $28,658
Accounts and notes receivable, net     32,643      54,378     (4,603)     82,418
Inventories, net                       25,205      14,828       (497)     39,536
Other current assets                    5,344       3,317                  8,661
                                       ------      ------     ------      ------
   Total current assets                73,740      90,633     (5,100)    159,273
                                      -------     -------     ------     -------
Long-term notes receivable, net        83,719       1,685    (76,452)      8,952
Leased equipment, net                               7,722                  7,722
Property, plant and equipment, net     43,111      32,456                 75,567
Excess of costs over net assets of
  acquired businesses, net             40,209      19,681                 59,890
Intangible assets, net                 19,538         451                 19,989
Investment in subsidiaries             99,339                (99,339)
Other assets, net                      31,141      (6,563)    (9,403)     15,175
                                      -------     -------    -------     -------
                                     $390,797    $146,065  $(190,294)   $346,568
                                     ========    ========   =========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable                     $  8,943    $  3,069    $           $12,012
Accrued liabilities                    17,771      12,549     (1,751)     28,569
Current maturities of long-term debt    1,817       3,016     (2,523)      2,310
                                       ------      ------     ------      ------
  Total current liabilities            28,531      18,634     (4,274)     42,891
                                      -------     -------     ------     -------
Term loan facilities                  138,150                            138,150
Senior Subordinated Notes due 2007,
  net                                 149,233                            149,233
Other long-term debt, less current
  maturities                           89,860      24,292    (86,259)     27,893
Other liabilities                      10,071       3,742       (364)     13,449
                                       ------      ------     ------      ------

  Total liabilities                   415,845      46,668    (90,897)    371,616
                                      -------      ------    -------     -------

Minority interest                       2,039                              2,039

Stockholders' equity (net capital
  deficiency):
Common Stock                            3,208      17,832    (17,832)      3,208
Series E Special Stock                 13,348                             13,348
Additional paid-in capital            122,858      68,700    (68,700)    122,858
Cumulative translation adjustment     (16,181)    (16,342)    16,342     (16,181)
Retained earnings (accumulated
  deficit)                           (150,320)     29,207    (29,207)   (150,320)
                                     --------     -------    -------    --------
  Total stockholders' equity (net
    capital deficiency)               (27,087)     99,397    (99,397)    (27,087)
                                      -------      ------    --------    -------

                                     $390,797    $146,065  $(190,294)   $346,568
                                     ========    ========   =========   ========

                            See accompanying unaudited note.

                    CONSOLIDATING STATEMENTS OF OPERATIONS

                      Three Months Ended March 31, 1997
                                  (In 000's)

                                                                        Alliance
                                                                         Gaming
                                  Parent and      Non-                 Corporation
                                 Guaranteeing  Guaranteeing  Elimina-      and
                                 Subsidiaries  Subsidiaries   tions    Subsidiaries

Revenues:
  Gaming equipment and systems        $20,692    $ 4,238     $(1,218)    $23,712
  Wall machines and amusement games               32,225         (57)     32,168
  Route operations                     27,759      5,099                  32,858
  Casino operations                     2,835     10,118                  12,953
                                      -------     ------      ------     -------
                                       51,286     51,680      (1,275)    101,691
                                      -------    -------      ------     -------
Costs and expenses:
  Cost of gaming equipment and systems 13,448      3,648      (1,723)     15,373
  Cost of wall machines and amusement
    games                                         18,182                  18,182
  Cost of route operations             21,436      3,248                  24,684
  Cost of casino operations             1,868      3,628                   5,496
  Selling, general and administrative  12,226     11,701         (57)     23,870
  Depreciation and amortization         3,239      1,965                   5,204
                                       ------     ------      ------     -------
                                       52,217     42,372      (1,780)     92,809
                                      -------    -------      ------     -------

Operating income                         (931)     9,308         505       8,882

Earnings in consolidated subsidiaries   6,911                 (6,911)

Other income (expense):
  Interest income                         314         85        (102)        297
  Interest expense                     (5,268)      (993)        102      (6,159)
  Rainbow royalty                                 (1,205)                 (1,205)
  Minority interest                      (317)                              (317)
  Other, net                                9        (13)                     (4)
                                        -----     -------     ------      ------

Income before income taxes                718      7,182      (6,406)      1,494
Income tax provision                      157        776                     933
                                       ------     ------      ------      ------

Net income                                561      6,406      (6,406)        561

Special Stock dividends                 2,981                              2,981
                                       ------     ------       -----      ------
Net income (loss) applicable to
  common shares                       $(2,420)   $ 6,406     $(6,406)    $(2,420)
                                      =======    =======     =======     =======



                       See accompanying unaudited note.

                    CONSOLIDATING STATEMENTS OF OPERATIONS

                      Three Months Ended March 31, 1998
                                  (In 000's)

                                                                        Alliance
                                                                         Gaming
                                  Parent and      Non-                 Corporation
                                 Guaranteeing  Guaranteeing  Elimina-      and
                                 Subsidiaries  Subsidiaries   tions    Subsidiaries
Revenues:
  Gaming equipment and systems        $19,582    $ 3,601     $(1,645)    $21,538
  Wall machines and amusement games               28,443        (103)     28,340
  Route operations                     31,445      5,609                  37,054
  Casino operations                     3,251     12,043                  15,294
                                      -------    -------      ------     -------
                                       54,278     49,696      (1,748)    102,226
                                      -------    -------      ------     -------
Costs and expenses:
  Cost of gaming equipment and systems 11,996      2,695      (1,645)     13,046
  Cost of wall machines and amusement
    games                                         16,205        (103)     16,102
  Cost of route operations             25,162      3,599                  28,761
  Cost of casino operations             1,937      4,448                   6,385
  Selling, general and administrative  13,949      9,479                  23,428
  Depreciation and amortization         4,247      2,269                   6,516
                                       ------     ------      ------      ------
                                       57,291     38,695      (1,748)     94,238
                                      -------    -------      ------     -------

Operating income (loss)                (3,013)    11,001                   7,988

Earnings in consolidated subsidiaries   7,532                 (7,532)

Other income (expense):
  Interest income                         290        102        (208)        184
  Interest expense                     (7,173)      (499)        208      (7,464)
  Rainbow royalty                       1,411     (1,411)
  Minority interest                      (489)                              (489)
  Other, net                              410       (117)                    293
                                        -----      -----       -----       -----

Income (loss) before income taxes      (1,032)     9,076      (7,532)        512
Income tax provision                     (301)     1,544                   1,243
                                       ------      -----      ------       -----

Net income (loss)                        (731)     7,532      (7,532)       (731)

Special Stock dividends                   384                                384
                                        -----     ------       -----       -----

Net income (loss) applicable to
  common shares                       $(1,115)    $7,532     $(7,532)    $(1,115)
                                      =======     ======     =======     =======


                          See accompanying unaudited note.

                    CONSOLIDATING STATEMENTS OF OPERATIONS

                       Nine Months Ended March 31, 1997
                                  (In 000's)

                                                                        Alliance
                                                                         Gaming
                                  Parent and       Non-                Corporation
                                 Guaranteeing  Guaranteeing  Elimina-      and
                                 Subsidiaries  Subsidiaries   tions    Subsidiaries
Revenues:
  Gaming equipment and systems       $ 95,613   $  9,824     $(4,547)   $100,890
  Wall machines and amusement games              100,923         (57)    100,866
  Route operations                     79,508     13,933                  93,441
  Casino operations                     8,882     29,228                  38,110
                                      -------    -------      ------     -------
                                      184,003    153,908      (4,604)    333,307
                                      -------    -------      ------     -------
Costs and expenses:
  Cost of gaming equipment and systems 59,712      8,199      (4,247)     63,664
  Cost of wall machines and amusement
    games                                         53,600                  53,600
  Cost of route operations             61,289      8,933                  70,222
  Cost of casino operations             5,651     10,763                  16,414
  Selling, general and administrative  43,469     37,205         (57)     80,617
  Depreciation and amortization         9,827      6,516                  16,343
  Unusual items                           700                                700
                                      -------    -------      ------     -------
                                      180,648    125,216      (4,304)    301,560
                                      -------    -------      ------     -------

Operating income                        3,355     28,692        (300)     31,747

Earnings in consolidated subsidiaries  16,979                (16,979)

Other income (expense):
  Interest income                       1,398        256        (323)      1,331
  Interest expense                    (15,844)    (2,517)        323     (18,038)
  Rainbow royalty                                 (3,481)                 (3,481)
  Minority interest                      (743)                              (743)
  Other, net                              (68)       116                      48
                                       ------      -----      ------      ------

Income before income taxes              5,077     23,066     (17,279)     10,864
Income tax provision                     (264)     5,787                   5,523
                                       ------     ------     -------      ------

Net income                              5,341     17,279     (17,279)      5,341

Special Stock dividends                 8,261                              8,261
Premium on repurchase of Series B
  Special Stock                           710                                710

Net income (loss) applicable to
  common shares                       $(3,630)   $17,279    $(17,279)    $(3,630)
                                      =======    =======    ========     =======



                          See accompanying unaudited note.

                       CONSOLIDATING STATEMENTS OF OPERATIONS

                           Nine Months Ended March 31, 1998
                                     (In 000's)

                                                                        Alliance
                                                                         Gaming
                                  Parent and       Non-                Corporation
                                 Guaranteeing  Guaranteeing  Elimina-     and
                                 Subsidiaries  Subsidiaries   tions    Subsidiaries
Revenues:
  Gaming equipment and systems        $72,716    $ 8,641     $(5,197)    $76,160
  Wall machines and amusement games               77,235        (103)     77,132
  Route operations                     94,160     15,589                 109,749
  Casino operations                     9,979     33,891                  43,870
                                       ------    -------      ------     -------
                                      176,855    135,356      (5,300)    306,911
                                      -------    -------      ------     -------
Costs and expenses:
  Cost of gaming equipment and systems 43,544      6,326      (5,255)     44,615
  Cost of wall machines and amusement
    games                                         42,938        (103)     42,835
  Cost of route operations             74,538     10,046                  84,584
  Cost of casino operations             6,104     12,812                  18,916
  Selling, general and administrative  42,576     31,728                  74,304
  Depreciation and amortization        10,632      6,696                  17,328
  Unusual items                        (2,545)                            (2,545)
                                      -------    -------      ------     -------
                                      174,849    110,546      (5,358)    280,037
                                      -------    -------      ------     -------

Operating income                        2,006     24,810          58      26,874

Earnings in consolidated subsidiaries  16,717                (16,717)

Other income (expense):
  Interest income                         922        309        (606)        625
  Interest expense                    (20,241)    (1,395)        606     (21,030)
  Rainbow royalty                       3,387     (3,974)                   (587)
  Rainbow royalty buyout              (19,000)                           (19,000)
  Minority interest                    (1,325)                            (1,325)
  Other, net                              441        (96)                    345
                                       ------      -----      ------     ------

Income (loss) before income taxes     (17,093)    19,654     (16,659)    (14,098)
Income tax provision (benefit)           (832)     2,995                   2,163
                                       ------     ------     -------     -------

Net income (loss) before
  extraordinary item                  (16,261)    16,659     (16,659)    (16,261)
Extraordinary loss, without tax
  benefit                             (42,033)                           (42,033)
Net income (loss)                     (58,294)    16,659     (16,659)    (58,294)

Special Stock dividends                 3,157                              3,157
Premium on repurchase of Series B
  Special Stock                        16,553                             16,553
                                       ------     ------      ------      ------

Net income (loss) applicable to
  common shares                      $(78,004)   $16,659    $(16,659)   $(78,004)
                                     ========    =======    ========    ========

                            See accompanying unaudited note.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Nine Months Ended March 31, 1997
                                  (In 000's)

                                                                            Alliance
                                                                             Gaming
                                       Parent and      Non-               Corporation
                                       Guaranteeing Guaranteeing Elimina-     and
                                       Subsidiaries Subsidiaries  tions   Subsidiaries
Cash flows from operating activities:
     Net cash provided by (used in)
       operating activities:               $(2,733)   $13,532     $ 191     $10,990
                                            ------   -------      -----     -------
Cash flows from investing activities:
  Additions to property and equipment       (6,103)    (2,741)               (8,844)
  Proceeds from disposal of property
    and equipment                               69      1,818                 1,887
  Other                                     (2,251)      (120)               (2,371)
     Net cash used in investing activities  (8,285)    (1,043)               (9,328)
                                            ------     ------     -----      ------
Cash flows from financing activities:
  Proceeds from long-term debt                  41                               41
  Reduction of long-term debt                 (889)    (4,645)     (191)     (5,725)
  Net change in lines of credit             (7,525)    (1,970)               (9,495)
  Repurchase of Series B Special Stock      (3,877)                          (3,877)
  Dividends received (paid)                  1,211     (1,211)
  Issuance of common stock upon exercise
   of stock options                            139                              139
                                            ------      -----     -----      ------
     Net cash used in financing activities (10,900)    (7,826)     (191)    (18,917)

Effect of exchange rate changes on cash                  (228)                 (228)

Cash and cash equivalents:
  Increase (decrease) for period           (21,918)     4,435               (17,483)
  Balance, beginning of period              36,954     11,103                48,057
                                            ------     ------     -----     -------
   Balance, end of period                  $15,036    $15,538     $         $30,574
                                           =======    =======     =====     =======


                                   See accompanying unaudited note.

                    CONSOLIDATING STATEMENTS OF CASH FLOWS
                       Nine Months Ended March 31, 1998
                                  (In 000's)

                                                                            Alliance
                                                                             Gaming
                                       Parent and      Non-               Corporation
                                       Guaranteeing Guaranteeing Elimina-     and
                                       Subsidiaries Subsidiaries  tions   Subsidiaries
Cash flows from operating activities:
     Net cash provided by (used in)

      operating activities                $(25,429)    $18,794   $(1,530)   $(8,165)
                                           -------      ------    ------     ------
Cash flows from investing activities:
  Additions to property and equipment       (7,520)     (2,711)             (10,231)
  Proceeds from disposal of property
    and equipment                              205          99                  304
  Other                                     (1,656)       (206)              (1,862)
                                            ------       -----     -----     ------
     Net cash used in investing activities  (8,971)     (2,818)             (11,789)
                                            ------      ------     -----     ------
Cash flows from financing activities:
  Refinancing fees and expenses            (32,752)                         (32,752)
  Capitalized new debt issue costs         (11,456)                         (11,456)
  Proceeds from long-term debt             303,734                          303,734
  Reduction of long-term debt             (178,459)     (1,905)    1,530   (178,834)
  Net change in lines of credit             10,852       5,339               16,191
  Redemption of Series B Special Stock     (77,568)                         (77,568)
  Proceeds from exercise of stock options      729                              729
  Dividends received (paid)                 13,406     (13,406)
                                            ------     -------     -----     ------
     Net cash provided by (used in)
       financing activities                 28,486      (9,972)    1,530     20,044
                                            ------      ------     -----     ------

Effect of exchange rate changes on cash                   (356)                (356)

Cash and cash equivalents:
  Increase (decrease) for period            (5,914)      5,648                 (266)
  Balance, beginning of period              16,462      12,462               28,924
                                            ------     -------     -----     ------
  Balance, end of period                   $10,548     $18,110     $        $28,658
                                           =======     =======     =====    =======





                            See accompanying unaudited note.

Debt and Lines of Credit

Long-term debt and lines of credit at March 31, 1998 consist of the following :

                                                                      Alliance
                                                                       Gaming
                                  Parent and      Non-               Corporation
                                 Guaranteeing Guaranteeing Elimina-      and
                                 Subsidiaries Subsidiaries  tions   Subsidiaries
                                              (in 000's)
10% Senior Subordinated Notes due
  2007, net of unamortized discount  $149,233     $         $           $149,233
Tranche B Term Loan                    74,625                             74,625
Tranche C Term Loan                    39,800                             39,800
Delayed Draw Term Facility             25,000                             25,000
Revolving Credit Facility              10,814      14,950                 25,764
Intercompany notes payable             78,930       9,852   (88,782)         -
Other                                     658       2,506                  3,164
                                      -------      ------   --------     -------
                                      379,060      27,308   (88,782)     317,586
Less current maturities                 1,817       3,016    (2,523)       2,310
                                      -------      ------   --------     -------
Long-term debt, less current
  maturities                         $377,243     $24,292  $(86,259)    $315,276
                                     ========     =======  ========     ========

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

As part of the Refinancing, the Company used the proceeds of the Senior Subordinated Note offering, together with borrowings under the Revolving Credit Facility, the Term Loan Facilities and cash on hand, to fund (a) the repurchase at a premium of substantially all of the Company's 12 7/8% Senior Secured Notes, plus accrued interest to August 8, 1997 totaling $181.6 million, (b) the redemption at liquidation value of all of the Company's Series B Special Stock on September 8, 1997 totaling $77.6 million, (c) the purchase from HFS Gaming Corporation of the right to receive royalty payments based on revenues of the Rainbow Casino and the purchase of related debt owed to an HFS affiliate, National Gaming Mississippi, Inc., on August 12, 1997 totaling $26.3 million and
(d) the payment of transaction fees and expenses totaling $16.6 million. Additionally, in July 1997 the Company redeemed the remaining balance of its 7 1/2% Convertible Debentures at a price of 104%, or a total of $1.7 million.

At March 31, 1998, borrowings under the $90.0 million Revolving Credit Facility totaled $25.8 million and the Company would have been able to borrow, net of credit line restrictions, an additional $40.1 million. The borrowing base for the revolving credit facility consists of eligible receivables and inventory, as defined in the credit agreement.

At March 31, 1998, the Company actually had $28.7 million in cash and cash equivalents and $40.1 million in additional availability on its revolving line of credit. In addition, the Company had working capital of approximately $116.4 million, an increase of approximately $5.6 million from June 30, 1997 which is explained below. Consolidated cash and cash equivalents at March 31, 1998 includes approximately $12.6 million of cash which is utilized in Casino and Route Operations which is held in vaults, cages or change banks, which amount has increased due to the growth in locations serviced by the Route Operations business unit.

Management believes that cash flow from operating activities, cash and cash equivalents held and the new $90.0 million Revolving Credit Facility will provide the Company with sufficient capital resources and liquidity. At March 31, 1998, the Company did not have any significant commitments for capital expenditures.

Working Capital

During the nine months ended March 31, 1998, working capital increased $5.6 million to $116.4 million. The primary fluctuations contributing to the increase in working capital were: (i) reductions in accounts payable and accrued liabilities of $11.1 million, (ii) an increase in accounts receivable resulting from the reversal of the provision for doubtful receivables related to the Alpha Hospitality obligation discussed below, and (iii) an increase in inventory of $2.2 million, partially offset by decreases in accounts receivable due to cash collections and the impact of foreign exchange fluctuations between the dollar and the deutschemark.

Cash Flow

During the nine months ended March 31, 1998, the Company used cash for operating activities of $8.2 million primarily related to cash payments for inventory, accounts payable and accrued liabilities, partially offset by cash collected from accounts receivable.

During the nine months ended March 31, 1998 the Company used cash from investing activities of $11.8 million primarily related to capital expenditures.

During the nine months ended March 31, 1998, $20.0 million was provided by financing activities from the issuance of the Senior Subordinated Notes and the new credit facility, and was used to repurchase the Senior Secured Notes, redeem the Series B Special Stock, fund the Rainbow Royalty Buyout and pay related fees and expenses.

--------------

The following is a summary of EBITDA by business unit:

                                      Three Months              Nine Months
                                    Ending March 31,          Ending March 31,
                                     1997      1998           1997       1998
                                                   (In $000's)
EBITDA by Business Unit:
Gaming Equipment and Systems       $ 1,304    $ (539)       $ 13,075     $5,387
Wall Machines and Amusement Games    6,177     6,598          21,085     14,409
Route Operations                     5,766     6,364          15,527     18,746
Casino Operations                    4,362     5,724          13,098     14,938
Corporate Administrative Expenses   (3,523)   (3,643)        (13,995)   (11,823)
Unusual Items                          -         -              (700)     2,545
                                    ------    ------          ------      -----
    EBITDA                         $14,086   $14,504         $48,090    $44,202
                                    ======    ======          ======     ======

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

The new credit facility is guaranteed by each domestic subsidiary of the U.S. Borrower and German Subsidiaries (both as defined), other than the entity which holds the Company's interest in its Louisiana operations and other non-material subsidiaries (as defined), and is secured by both a U.S. and German Pledge Agreement (both as defined). The new credit facility contains a number of maintenance covenants and it and the indenture have other significant covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries to dispose of assets, incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests (as defined) or subordinated indebtedness, issue or sell equity interests of the Company's subsidiaries (as defined), engage in mergers or acquisitions, or engage in certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities. The Company believes it is in compliance with the debt covenants in both the credit agreement and the indenture.

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

Bally Wulff provides customer financing for approximately 14% of its sales and also provides lease financing to its customers. Lease terms range from six months to 43 month terms.

Year 2000

The Company is continuing to actively address the Year 2000 compliance issue. The Year 2000 compliance issue, which is common to most businesses, mainly concerns the inability of information systems, primarily computer software programs, to properly recognize and process date-sensitive information on and beyond January 1, 2000. The costs incurred in this effort will be expensed as incurred, unless new software is purchased that will be capitalized in accordance with the Company's policy. The Company does not believe that such costs will be material to the Company's results of operations, liquidity or consolidated financial position.

Results of Operations:

Three Months Ended March 31, 1997 and 1998

General

The Company operates through four business units: (i) gaming equipment and systems, (ii) wall machines and amusement games (consisting of the manufacture and distribution of wall-mounted gaming machines and distribution of other recreational and amusement machines), (iii) route operations and (iv) casino operations.

The following tables set forth the combined revenues and operating income (loss) for the three months ended March 31, 1997 and 1998:

                                            1997       1998
                                               (In 000's)
Revenues:
  Gaming Equipment and Systems            $23,712     $21,538
  Wall Machines and Amusement Games        32,168      28,340
  Route Operations                         32,858      37,054
  Casino Operations                        12,953      15,294
                                          -------     -------
Total revenues                           $101,691    $102,226
                                          =======     =======

Operating income (loss):
  Gaming Equipment and Systems             $   35     $(2,504)
  Wall Machines and Amusement Games         4,814       5,246
  Route Operations                          3,942       4,309
  Casino Operations                         3,872       5,203
  Corporate Administrative Expenses        (3,781)     (4,266)
Total operating income                    $ 8,882     $ 7,988
                                           ======      ======

Gaming Equipment and Systems

For the quarter ended March 31, 1998, the Gaming Equipment and Systems business unit reported revenues of $21.5 million, a decrease of 9%, compared to revenues of $23.7 million in the prior year quarter. Bally Gaming reported shipments of new gaming machines of approximately 1,900, a decrease of 39% compared to shipments of approximately 3,100 in the prior year quarter. By market segment, Bally Gaming's shipments of new gaming machines for the quarter consisted of approximately 350 units to the Nevada and Atlantic City markets, 1,300 units to international markets and 250 units to riverboats, Native American and other domestic markets. Management believes the industry-wide decrease in number of units shipped resulted primarily from lower replacement demand from existing casinos as casino operators await regulatory approval of new products that gaming manufacturers displayed at the World Gaming Congress in October 1997. Bally Gaming reported revenues from the sale of new gaming machines of $9.8 million, a decrease of 19% compared to $12.2 million in the prior year quarter due to lower unit volume, partially offset by a 3% increase in the average selling price of new gaming machines. In addition, Systems reported sales of $6.1 million, a 65% increase compared to revenues of $3.7 million in the prior year quarter.

Gross margin for the quarter ended March 31, 1998 was 39 percent compared to 35 percent in the prior year quarter. The increase was due principally to a greater proportion of higher margin System revenues and a higher average selling price of new gaming machines. Operating results were lower due to decreased revenues, higher research and development costs and higher depreciation expense, partially offset by improved gross margins and a lower provision for doubtful receivables.

Wall Machines and Amusement Games

For the quarter ended March 31, 1998, the Wall Machines and Amusement Games business unit reported revenues of $28.3 million, a decrease of 12% compared to revenues of $32.2 million in the prior year quarter. The currency translation impact of the fluctuation of the German mark versus the U.S. dollar reduced revenues by $2.8 million during the 1998 quarter. The revenue decline resulted primarily from a 15% decrease in unit shipments of new wall machines, partially offset by a 10% increase in amusement game distribution revenues and a 16% increase in leased wall machine revenues.

Wall Machines and Amusement Games continued to expand its leasing program whereby wall machines are leased to customers pursuant to operating leases which provide Wall Machines and Amusement Games with a stream of revenues and cash flow over the life of the leases, which range from six months to three and one half years. At March 31, 1998, a total of 5,900 machines were out on lease versus 4,400 at March 31, 1997.

Gross margin remained relatively flat at 43% between with a decrease in margin on new wall machine sales due to lower sales unit volumes being offset by the increase in higher margin lease revenues and a change in the mix of product to higher margin products. Operating income of $5.2 million increased by 9%, due primarily to lower selling, general and administrative expenses resulting from no trade show taking place in the current year quarter and a lower provision for doubtful receivables, partially offset by lower revenues.

Route Operations

For the quarter ended March 31, 1998, the Route Operations business unit reported revenues of $37.1 million, an increase of 13% compared to revenues of $32.9 million in the prior year quarter. Revenues for the Nevada route operations increased 13% as net win per gaming machine per day increased to $55.00 from $53.70 in the prior year quarter, while the average number of gaming machines increased to 6,310 from 5,690 in the prior year quarter primarily resulting from the additional machines added as a result of taking over operations of the Westronics route and the Scolari's locations. The improvement in net win per gaming machine per day in Nevada resulted primarily from the continuing favorable impact of Gamblers Bonus, a cardless slot player's club and player tracking system. Gamblers Bonus is currently installed in approximately 2,000 gaming machines at over 180 locations or 31% of the installed base of gaming machines. Revenues for the Louisiana operations increased 10% as net win per gaming machine per day increased to $79.20 from $74.30 in the prior year quarter and the average number of gaming machines increased to 780 from 760 in the prior year quarter

For the quarter ended March 31, 1998, Route Operations cost of revenues increased 16% to $28.8 million, and as a percentage of revenues increased to 78% from 75% in the prior year quarter. Nevada route operations cost of revenues increased 17% to $25.2 million, and as a percentage of revenues increased to 80% from 77% in the prior year quarter. The increase is due to higher direct costs, primarily increased health insurance costs and costs associated with the
Scolari's and Westronics acquisitions and lower margins on several contract renewals resulting from increased competitive pressures. Louisiana route operations cost of revenues increased 11% to $3.6 million, and as a percentage of revenues remained relatively flat at 64% between periods, as costs increased proportionately with revenues. The Route Operations business unit reported operating income of $4.3 million, a 9% increase compared to operating income of $3.9 million in the prior year quarter. The increase was due primarily to the increase in revenues and a lower provision for doubtful receivables, partially offset by the increase in operating costs as a percentage of revenues.

Casino Operations

For the quarter ended March 31, 1998, the Casino Operations business unit reported revenues of $15.3 million, an increase of 18% compared to revenues of $13.0 million in the prior year quarter. This increase reflects a 19% increase at the Rainbow Casino and a 15% increase at the Rail City Casino. The improvement at the Rainbow Casino was attributable to the continuing success of its direct marketing campaigns with an 8% increase in net win per day and an increase in the average number of gaming machines. Revenues for the Rail City Casino improved as a result of enhanced marketing efforts including the introduction of the Rail City Players Club and a 25% increase in the net win per gaming machine per day resulting from the replacement of 20% of older gaming machines with new gaming machines during the December 1997 quarter.

For the quarter ended March 31, 1998, the cost of revenues for Casino Operations increased 16% to $6.4 million compared to $5.5 million in the prior year quarter, but as a percentage of revenues remained relatively flat at 42%. The Casino Operations business unit reported operating income of $5.2 million, an increase of 34% compared to operating income of $3.9 million in the prior year quarter. The increase in operating income resulted from the aforementioned increase in revenues and the improvements in operating costs as a percentage of revenues and selling, general and administrative expenses as a percentage of revenues.

Consolidated

Total revenues for the quarter ended March 31, 1998 were $102.2 million, an increase of less than 1% compared to revenues of $101.7 million in the prior year quarter. The increase is primarily due to the aforementioned increases in revenues at the Route Operations and Casino Operations business units, partially offset by decreases in revenues at Gaming Equipment and Systems and Wall Machines and Amusement Games business units and the impact of foreign exchange rate fluctuations.

Cost of revenues for the quarter ended March 31, 1998, were $64.3 million, an increase of less than one 1% compared to costs of $63.7 million in the prior year quarter. Cost of revenues as a percentage of total revenues remained relatively flat at 63% between quarters as the improvements at the Casino Operations and Gaming Equipment and Systems business units were offset by an increase at the Route Operations business unit.

Selling, general and administrative expenses for the quarter ended March 31, 1998 were approximately $23.4 million, a decrease of 2% compared to expenses of $23.9 million for the prior year quarter. This decrease is due primarily to a decrease in expenses at the Wall Machines and Amusement Games business unit and a decrease in the provision for doubtful receivables, partially offset by an increase in expenses at the Gaming Equipment and Systems business unit and an increase in corporate administrative expenses.

Depreciation and amortization for the quarter ended March 31, 1998 was $6.5 million, a 25% increase compared to depreciation and amortization of $5.2 million in the prior year quarter, due primarily to the increase in amortization of deferred financing costs and increased depreciation related to the growth in the number of gaming machines in the leasing program at the Gaming Equipment and Systems and Wall Machines and Amusement Games business units.

Net Interest Expense and Income Taxes

Net interest expense in the quarter ended March 31, 1998 increased to $7.3 million compared to net interest expense of $5.9 million in the prior year quarter. The increase is primarily due to a higher level of debt resulting from the Company's new 10% Senior Subordinated Notes due 2007 and the term loan facilities which replaced substantially all of the Company's 12 7/8% Senior Secured Notes and the 15% Series B Special Stock as part of the refinancing of the Company's capital structure completed in September 1997, resulting in substantially lower overall fixed charges.

The Company recorded an income tax provision of $1.2 million in the quarter ended March 31, 1998 compared to an income tax provision of $0.9 million in the prior year quarter. The current quarter provision is primarily due to income taxes for the Wall Machines and Amusement Games business unit and state income taxes.

Nine Months Ended March 31, 1997 and 1998

General

The following tables set forth the combined revenues and operating income for the nine months ended March 31, 1997 and 1998:

                                            1997       1998
                                               (In 000's)
Revenues:
  Gaming Equipment and Systems         $ 100,890     $76,160
  Wall Machines and Amusement Games      100,866      77,132
  Route Operations                        93,441     109,749
  Casino Operations                       38,110      43,870
                                        --------     -------
Total revenues                          $333,307    $306,911
                                        ========    ========

Operating income:
  Gaming Equipment and Systems          $  9,086     $ 1,021
  Wall Machines and Amusement Games       16,336      10,113
  Route Operations                        10,224      12,752
  Casino Operations                       11,648      13,403
  Corporate Administrative Expenses      (14,847)    (12,960)
                                         -------    ---------
  Subtotal                                32,447      24,329
  Unusual items                             (700)      2,545
                                         -------      ------
Total operating income                   $31,747     $26,874
                                         =======     =======

Gaming Equipment and Systems

For the nine months ended March 31, 1998, the Gaming Equipment and Systems business unit reported revenues of $76.2 million, a decrease of 24% compared to revenues of $100.9 million in the prior year period. Bally Gaming reported shipments of new gaming machines of approximately 9,500, a decrease of 30% compared to shipments of approximately 13,500 in the prior year period. By market segment, Bally Gaming's shipments of new gaming machines for the period consisted of approximately 2,800 units to the Nevada and Atlantic City markets, 4,300 units to international markets and 2,400 units to riverboats, Native American and other domestic markets. The decrease in number of units shipped resulted primarily from fewer new casino openings and lower replacement demand from existing casinos. Bally Gaming reported revenues from the sale of new gaming machines of $47.8 million, a decrease of 29% compared to $66.9 million in the prior year period due to lower unit volume and a 3% decrease in average selling price of new gaming machines. Systems reported sales of $14.9 million, a 10% decrease compared to revenues of $16.6 million in the prior year period.

For the nine months ended March 31, 1998 gross profit margins improved to 41% from 37% in the prior year period. The increase was due principally to a greater proportion of higher margin System revenues and lower provisions for inventory obsolescence in the current year period. Gaming Equipment and Systems reported operating income of $1.0 million, a decrease of 89% over prior year period results. The decrease in operating income resulted primarily from lower revenues and higher research and development costs and depreciation and amortization expense, partially offset by improved gross margins and a lower provision for doubtful receivables.

Wall Machines and Amusement Games

For the nine months ended March 31, 1998, the Wall Machines and Amusement Games business unit reported revenues of $77.1 million, a decrease of 24% compared to revenues of $100.9 million in the prior year period. The currency translation impact of the fluctuation of the German mark versus the U.S. dollar reduced revenues by $11.6 million during the current year period. The revenue decrease resulted primarily from a 22% decrease in unit shipments of new wall machines and a 16% decrease in amusement game distribution revenues partially offset by a 41% increase in leased wall machine revenues. Management believes the general slowdown in the German economy during the current year period has resulted in customers acquiring only enough units to replace those units whose licenses are expiring, and deferring purchases of other equipment.

Wall Machines and Amusement Games continued to expand its leasing program whereby new wall machines are leased to customers pursuant to operating leases which provide Wall Machines and Amusement Games with a stream of revenues and cash flow over the life of the leases, which range from six months to three and one half years. From June 30, 1997 through March 31, 1998, the total number of wall machines that were out on lease increased by 1,529 units.

For the nine months ended March 31, 1998, gross profit margin decreased to 44% from 47% in the prior year period. The decrease in gross margin resulted primarily from higher fixed costs per unit due to lower sales volume and a decrease in the average selling price of new wall machines, partially offset by an increase in higher margin lease revenues. Wall Machines and Amusement Games reported operating income of $10.1 million, a decrease of 38% over prior year period results. The decrease in operating income resulted primarily from the aforementioned decrease in revenues and lower gross margin, partially offset by lower selling, general and administrative expenses and a lower provision for doubtful receivables.

Route Operations

For the nine months ended March 31, 1998, the Route Operations business unit reported revenues of $109.7 million, an increase of 18% compared to revenues of $93.4 million in the prior year period. Nevada route operations revenues increased 18% as net win per gaming machine per day increased to $53.60 from $51.70 in the prior year period, while the average number of gaming machines increased to 6,370 from 5,620 in the prior year period. The increase in the average number of gaming machines in Nevada reflects the additional machines added as a result of taking over operations of the Westronics route and the Scolari's locations. The improvement in net win per gaming machine per day in Nevada resulted primarily from the continuing favorable impact of Gamblers Bonus, a cardless slot player's club and player tracking system. Louisiana route operations revenues increased 12% as net win per gaming machine per day increased to $76.10 from $72.40 in the prior year period and the average number of gaming machines increased to 750 from 700 in the prior year period.

For the nine months ended March 31, 1998, Route Operations cost of revenues increased 20% and, as a percentage of revenues, increased to 77% from 75% in the prior year period. Nevada operations cost of revenues increased 22% and, as a percentage of revenues, increased to 79% from 77% in the prior year period due primarily to increased health insurance costs and costs associated with the Scolari's and Westronics acquisitions, and lower margins on several contract renewals resulting from increased competitive pressures. Louisiana route operations cost of revenues increased 12% and as a percentage of revenues remained relatively flat at 64% between periods as costs increased proportionally with revenues. Route Operations reported operating income of $12.8 million, an increase of 25% compared to operating income of $10.2 million in the prior year quarter. The operating income improvement resulted primarily from the aforementioned increase in revenues, an improvement in selling, general and administrative expenses as a percentage of revenues and a decrease in the provision for doubtful receivables, partially offset by the increase in operating costs as a percentage of revenues and increases in depreciation and amortization expense due to increased capital expenditures and route acquisition costs.

Casino Operations

For the nine months ended March 31, 1998, the Casino Operations business unit reported revenues of $43.9 million, an increase of 15% compared to revenues of $38.1 million in the prior year period. This increase reflects a 16% increase at the Rainbow Casino and a 12% increase at the Rail City Casino. The improvement at the Rainbow Casino was attributable to the continuing impact of its marketing campaigns and the addition of new gaming machines. Revenues from the Rail City Casino improved as a result of enhanced marketing efforts and an increase in net win per gaming machine per day resulting from the replacement of older gaming machines with new gaming machines. Both Rainbow and Rail City experienced increases in the average number of gaming machines deployed and in net win per day per gaming machine.

For the nine months ended March 31, 1998, the cost of revenues for Casino Operations increased 15% to $18.9 million compared to $16.4 million in the prior year period but, as a percentage of revenues, remained relatively flat at 43% as costs increased proportionately with revenues. Casino Operations reported operating income of $13.4 million, an increase of 15% compared to operating income of $11.6 million in the prior year period. The operating income improvement resulted from the aforementioned increase in revenues, partially offset by a slight increase in selling, general and administrative expenses as a percentage of revenues primarily from increased marketing costs at both casinos.

Consolidated

Total revenues for the nine months ended March 31, 1998, were $306.9 million, a decrease of 8% compared to revenues of $333.3 million in the prior year period. The decrease is primarily due to the aforementioned decreases in Gaming Equipment and Systems and Wall Machines and Amusement Games business units and the impact of foreign exchange rate fluctuations, partially offset by increases in revenues at the Route Operations and Casino Operations business units.

Cost of revenues for the nine months ended March 31, 1998, were $191.0 million, a decrease of 6% compared to $203.9 million in the prior year period. Cost of revenues as a percentage of total revenues increased slightly to 62% from 61% in the prior year period as the improvements at the Gaming Equipment and Systems business unit were offset by increases at the Wall Machines and Amusement Games and Route Operations business units.

Selling, general and administrative expenses for the nine months ended March 31, 1998 were approximately $74.3 million, a decrease of 8% compared to costs of $80.6 million for the prior year period. This decrease is due to a decrease in corporate administrative expenses, a decrease in expenses at the Wall Machines and Amusement Games business unit and a decrease in the provision for doubtful receivables, partially offset by increases in expenses at the Gaming Equipment and Systems, Route Operations and the Casino Operations business units.

Depreciation and amortization for the nine months ended March 31, 1998 was $17.3 million, a 6% increase compared to depreciation and amortization of $16.3 million in the prior year period. The increase is due primarily due to increases in amortization of deferred financing costs and increased depreciation related to the growth in the number of gaming machines in the leasing program at the Gaming Equipment and Systems and the Wall Machines and Amusement Games business units and increases in gaming machines deployed at the Route Operations business unit.

Net Interest Expense and Income Taxes

Net interest expense in the nine months ended March 31, 1998 increased to $20.4 million compared to the net interest expense of $16.7 million in the prior year period. The increase is due primarily to a higher level of debt resulting from the Company's new 10% Senior Subordinated Notes due 2007 and the term loan facilities which replaced substantially all of the Company's 12 7/8% Senior Secured Notes and the 15% Series B Special Stock as part of the refinancing of the Company's capital structure, completed in September 1997.

The Company recorded an income tax provision of $2.2 million in the nine months ended March 31, 1998 compared to a provision of $5.5 million in the prior year period. The current period provision is due primarily to income taxes for the Wall Machines and Amusement Games business unit and state income taxes.

                                  * * * * *

The information contained in this Form 10-Q may contain "forward-looking" statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1933, as amended, and is subject to the safe harbor created thereby. Such information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward looking statements herein. Future operating results may be adversely affected as a result of a number of factors such as the Company's high leverage, its holding company structure, its operating history and recent losses, competition, risks of product development, customer financing, sales to non-traditional gaming markets, foreign operations, dependence on key personnel, strict regulation by gaming authorities, gaming taxes and value added taxes, uncertain effect of National Gambling Commission, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                                   PART II

Item 1.   Legal Proceedings

          See "Notes to Unaudited Condensed Consolidated Financial
          Statements- 6. Legal Proceedings" for a description of certain legal proceedings.

Item 6.   Exhibits and Reports on Form 8-K

          a.    Exhibits

          Exhibit
          Number            Description
          10.80 Employment agreement, dated as of January 1, 1998 between the Company and Robert L. Miodunski.

          11          Computation of per share amounts

          27.1        Financial Data Schedule

          b.    Reports on Form 8-K

                The Company filed a report on Form 8-K on March 9, 1998 regarding the Shareholder's Rights Plan.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



    ALLIANCE GAMING CORPORATION
         (Registrant)





    By      /s/ Morris Goldstein
          President and Chief Executive Officer
          (Principal Executive Officer)




    By      /s/ Scott D. Schweinfurth
          Sr. Vice President, Chief Financial
          Officer and Treasurer (Principal
          Financial and Accounting Officer)