Form 10-K
period 1998-06-30
ALLIANCE GAMING CORP
filed 1998-09-25
CIK 2491

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year ended June 30, 1998

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                 For the transition period from _____ to _____

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

                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common equity held by non-affiliates of the registrant was approximately $76,697,000 as of September 21, 1998.

The number of shares of Common Stock, $0.10 par value, outstanding as of September 21, 1998 according to the records of registrant's registrar and transfer agent, was 34,261,167.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year and are incorporated by reference into Part III of this Form 10-K.

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K

                           Year Ended June 30, 1998

                                    PART I

ITEM 1.  BUSINESS

Introduction

Alliance is a diversified, worldwide gaming company that (i) designs, manufactures and distributes gaming machines and computerized monitoring systems for gaming machines, (ii) owns and manages a significant installed base of gaming machines, (iii) owns and operates two casinos and (iv) in Germany, is a full-service supplier of wall-mounted gaming machines and amusement games. Alliance has achieved a leading market position for each of its business units. Operating under the name Bally Gaming and Systems the Company is the second largest gaming machine manufacturer in North America, having marketed approximately 90,000 gaming machines during the past five years; it also designs, integrates and sells highly specialized computerized monitoring systems that provide casinos with networked accounting and security services for their gaming machines with approximately 90,000 game monitoring units ("GMUs") installed worldwide. The Company also owns, operates and services an installed base of over 7,700 slot and video gaming machines that are located mostly in non-casino venues in Nevada and Louisiana ("Route Operations"). Alliance is the largest route operator in Nevada and the largest operator of gaming machines at racetracks in Louisiana. Alliance also owns and operates what management believes is the most profitable dockside casino in Vicksburg, Mississippi and a locals casino in Sparks, Nevada, which together have 21 table games and 1,200 gaming machines (collectively, "Casino Operations"). In addition, operating under the Bally Wulff name, the Company believes that it is a leading supplier of wall-mounted gaming machines and amusement games in Germany.

The Company was incorporated in Nevada on September 30, 1968 under the name Advanced Patent Technology. The Company changed its name to Gaming and Technology, Inc. in 1983, to United Gaming, Inc. in 1988 and to Alliance Gaming Corporation on December 19, 1994. The Company conducts its gaming operations through directly and indirectly owned subsidiaries. On June 18, 1996 the Company acquired Bally Gaming International, Inc. which includes the Bally Gaming and Systems and Wall Machines and Amusement Games business units. The term "Company" as used herein refers to Alliance Gaming Corporation and subsidiaries unless the context otherwise requires. The Company's principal executive offices are located at 6601 South Bermuda Road, Las Vegas, Nevada 89119; telephone (702) 270-7600.

Business Units
Bally Gaming and Systems
Prior to May 1998, the operations of Bally Gaming and Systems were managed separately without substantial integration. The market has seen a convergence of the game management systems and the games themselves. Therefore, in May 1998 the Company consolidated the operations of Bally Gaming and Systems.

Overview. The Company's primary markets for its gaming machine products are the United States, Canada and Europe and Latin America, and, to a lesser extent, the Far East and the Caribbean. The following table sets forth the percentage of new unit sales by market segment during the periods indicated:

      New Units by Market Segment         Percentage of New Gaming Units Sold
                                   Year ended     Six months      Years ended
                                  December 31,   ended June 30,     June 30,
                                       1995          1996          1997   1998
      Nevada and Atlantic City          42%           37%           47%    25%
      International                     30            45            40     49
      Riverboats                        12            11             5     15
      Indian Gaming                     14             7             7     10
      Other (principally VLTs)           2             -             1      1
                                      ----          ----          ----  -----
                                       100%          100%          100%  100%
                                       ===           ===           ===   ===
Markets for Bally Gaming. Within the United States, Nevada represents the largest installed base of gaming machines with an installed base of approximately 180,000 machines as of June 30, 1998. The Company estimates that Atlantic City, the second largest market, had an installed base of approximately 35,000 machines as of June 30, 1998. Product sales of the Company's casino-style gaming equipment in these markets are primarily to established casino customers either to replace existing machines or as par of an expansion or refurbishment of the casino. Also, because gaming machine revenues have increased at a higher rate than table game revenues over the past decade, casino operators have tended to increase floor space dedicated to gaming machines. In addition, major casino openings in Nevada, expansions of existing casinos and the proliferation of casinos in emerging markets have created additional floor space available for new gaming products and are anticipated to further increase competitive pressures on casino operators to replace existing equipment with new machines on an accelerated basis.

Riverboat and dockside casinos began operating in 1991 and, as of June 30, 1998, riverboat and dockside casinos were operating in Indiana, Iowa, Illinois, Mississippi, Missouri and Louisiana. The estimated installed base of gaming machines on riverboats or dockside casinos is approximately 85,000 machines as of June 30, 1998.

Casino-style gaming continues to expand on Native American lands. Native American gaming is regulated under the Indian Gaming Regulatory Act of 1988 which permits specific types of gaming. The Company's machines are placed only with Native American gaming operators who have negotiated a compact with the state and received approval by the U.S. Department of the Interior. The Company sells machines to casinos on Native American lands in Arizona, Connecticut, Iowa, Michigan, Minnesota, Mississippi, Montana, New Mexico, North Dakota, South Dakota and Wisconsin. Compacts have also been approved in Oregon, Colorado and Louisiana, although Bally Gaming has made no deliveries in these jurisdictions. In addition to the approved states, compacts are under consideration in several states, including Alabama, California, Maine, Massachusetts, Rhode Island, Texas and Washington. The installed estimated base of all Native American gaming machines as of June 30, 1998 was approximately 80,000 units.

Currently casino gaming also is legal in Colorado and South Dakota. The estimated installed base of machines in these markets as of June 30, 1998 was approximately 15,000 machines.

In 1997, Michigan voters approved the establishment of three casinos in the city of Detroit. Although voters recently reaffirmed the first vote, there could be other legal challenges before temporary or permanent casinos open. There is no gaming presently in Detroit.

In addition to the domestic markets, the gaming industry is also expanding in international markets. The Company's primary international markets are Europe, Canada and Latin America, and, to a lesser extent, the Far East and the Caribbean. The Company conducts its business in Canada through its staff in the United States. The Company has begun, and plans to continue, expansion into the Australian market, and has an office in Sydney, Australia. In July 1998, the Company's Australian subsidiary, BGI Australia Pty, Ltd., was approved for licensing by the New South Wales Liquor Administration Board which licenses gaming operators and suppliers in New South Wales. The New South Wales market is the second largest gaming machine market in the world with an estimated installed base of 70,000 units at June 30, 1998. The Company also distributes gaming machines, manufactured by Bally Gaming, through its direct and indirect subsidiaries, Bally Gaming International, GmbH ("GmbH"), from its sales office in Hannover, Germany principally to customers in Europe and Russia, through Bally Gaming Africa, Pty. Ltd., from its sales office in Johannesburg, South Africa, principally to customers on the African continent and Bally Gaming de Puerto Rico, Inc., principally to customers in Puerto Rico.

The percentage of Bally Gaming's international revenues by geographic area for the periods indicated are set forth below:

      New Units by Geographic Area   Percentage of New Gaming Units Sold
                                   Year ended     Six months      Years ended
                                  December 31,   ended June 30,     June 30,
                                      1995           1996         1997   1998
                                      ----           ----         ----   ----
      Europe                          51%             40%          33%    37%
      Canada                           22             31           26     35
      Latin America                    20             25           39     22
      Far East                          4              2            2      2
      Other                             3              2            -      4
                                    -----          -----         ----  -----
                                     100%            100%         100%   100%
                                     ===             ===          ===    ===

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

Gaming Products. Bally Gaming designs, manufactures and distributes a variety of electronic slot and video gaming machines. Gaming machines are differentiated from one another by graphic design and theme, cabinet style and size, pay table, reel-type design, betting denomination and minimum/maximum betting amount. Slot machines are normally produced to specific order, with design and configuration customized to a customer's particular requirements. Customers may also change from one gaming model to another gaming model by ordering a "conversion kit" which consists of artwork, reel strips and a computer chip. Bally Gaming's video gaming machines are designed to (i) simulate various live card games, video reel-spinning games and keno through a video display and (ii) for GameMaker(R) gaming machines, offer the player the chance to play up to ten different games. New games and themes are introduced periodically in order to satisfy customer demand and to compete with product designs introduced by competitors.
Gaming introduced its ProSeries((TM)) reel-type slot machines during late 1993 and its multi-game touch screen machine, the GameMaker(R), during late 1994.
In March 1998 the Company introduced the first major upgrade to both the ProSeries and GameMaker product lines.

The GameMaker can offer up to 10 different video games within one gaming device. The ten games can be selected by the casino from a game library that has over 600 games. The games simulate various card games, keno and popular reel-spinning games. The GameMaker machines contain bill acceptors and many other features believed to be popular with casinos and their customers. The GameMaker machines are available in upright, bar top and slant top cabinets. Revenues from sales of GameMaker machines were approximately $27.4 million during the year ended December 31, 1995, $12.9 million for the six months ended June 30, 1996 and $34.9 million and $22.7 million for the years ended June 30, 1997 and 1998, respectively.

The ProSeries was the result of a comprehensive product development effort which began in 1991. The development process included extensive testing of the new products in-house and on casino floors for reliability and player appeal.
Revenues from sales of ProSeries machines were approximately $57.1 million during the year ended December 31, 1995, $38.5 million for the six months ended June 30, 1996 and $66.6 million and $45.8 million for the years ended June 30, 1997 and 1998, respectively.

Bally Gaming typically offers a 90-day labor and up to a one-year parts warranty for new gaming machines sold and is actively involved in customer service after the original installation. Bally Gaming provides several after-sale, value-added services to its customers including customer education programs, a 24-hour customer service telephone hot-line, an internet web site for technical support and field service support programs and spare parts programs. Bally Gaming's historical warranty expense as a percentage of revenues has been less than 1%.

In addition, Bally Gaming sells and services used gaming machines and sells parts for existing machines. Bally Gaming often accepts used machines as trade-ins toward the purchase of new gaming equipment. While a small secondary market exists in the United States, used machines are typically resold into the international market. Some used equipment is reconditioned for direct sale, but much is sold in container lots on an "as is" basis through independent brokers. Sales of used equipment were $9.2 million during the year ended December 31, 1995, $2.0 million for the six months ended June 30, 1996 and $5.4 million and $3.6 million for the years ended June 30, 1997 and 1998, respectively.
The following table sets forth the percentages of revenues provided by each of Bally Gaming's major product lines for the periods indicated:

                                            Percentage of Revenues
                                     Year ended    Six months     Years ended
                                    December 31,  ended June 30,    June 30,
                                        1995          1996        1997   1998
   Slot machines                         53%           63%         55%    53%
   Video gaming machines                 31            24          30     30
   Other (primarily used machines,
     parts and services)                 16            13          15     17
                                        ---           ---         ---    ---
                                        100%          100%        100%   100%
                                        ===           ===         ===    ===

The Company believes that video gaming products and second feature bonus games will continue to gain floor space in casinos. Gaming machines have a mechanical life that can exceed 10 years. However, in the established markets, Bally Gaming's experience is that casino operators usually replace gaming machines after three to seven years. The factors which result in replacement of gaming machines sooner than their mechanical life include technological advances, development of new entertaining games, new sound and visual features and changing preferences of casino patrons. Casinos typically recoup the purchase cost of their electronic gaming machines in a few months, which allows casinos to replace machines with new models that are popular with casino patrons.

System Products. Bally Systems designs, integrates, and sells a computerized monitoring system ("SDS 6000") for slot and video gaming machines which provide casino operators with on-line real time data relative to a machine's accounting, security and cash monitoring functions. The SDS 6000, when purchased along with other third party player tracking applications, also provides data to, and receives data from casinos to track their players to establish and compile individual player profitability and other demographic information. SDS 6000 is comprised primarily of (1) hardware consisting of microcontroller-based printed circuit boards which are installed within the slot and video machines as well as card readers, displays and keypads which provide casinos with the ability to track player gaming activity and to monitor access to slot and video machines by the casino's employees, (2) firmware developed by Systems which provides access to the slot machine's and player's activity data gathered by the microcontroller hardware, and (3) business applications software developed by Systems which manages the slot machine's and player's activity information. This software resides on Unix or PC based servers. Systems also provides software and hardware support services, including maintenance, repair and training for purchasers of its monitoring systems.

Product Development. The Company believes that providing games and systems with high entertainment value that are preferred by the casino patron is a key to meeting the demands of casinos. The Company believes that the use of existing computer technology is accelerating which can give gaming machines and systems a competitive advantage in the gaming industry. Total spending on product research and development by Bally Gaming and Systems was $5.6 million during the year ended December 31, 1995, $2.9 million during the six months ended June 30, 1996, and $6.7 million and $12.7 million during the years ended June 30, 1997 and 1998, respectively. The increase in research and development spending in the year ended June 30, 1998 resulted from increasing the number of new product platforms introduced, product development efforts and growth in the number of products to support with ongoing development.

Bally Gaming develops its products for both the domestic and international market. Bally Gaming's product development process is divided into two areas, hardware and software. Major areas of hardware development include cabinet style, electronic capability, machine handle and coin and currency handling. Hardware development efforts are focused upon player appeal, product reliability and ease of maintenance. Development cycles for hardware can range from a few days for simple enhancements to more than a year for new electronics or new mechanical packages.

The software development process for new games, which includes graphics development, involves a continuous effort requiring relatively significant human resource allocations. Creativity in software development is an important element in product differentiation as the major manufacturers tend to deploy similar hardware and related technology. Ideas for new models are generated internally, from customers and other third parties, many of whom have entered into strategic relationships with the Company. On an annual basis, Bally Gaming expects to introduce approximately 25 new models to the market. However, no assurance can be made with respect to the rate of new model introductions or the obtaining of regulatory approvals in respect thereof.

Bally Gaming continues to focus on development of new innovative gaming machines. Key members from the marketing and design groups meet to analyze machines currently being marketed by Bally Gaming and its competitors to assess their strengths and weaknesses and then suggest ideas for new machines. These ideas are reviewed to determine which machines should be further developed. Bally Gaming typically pursues 15 to 20 projects at any given time, and approximately 2 to 3 machines are submitted for licensin each year. These new machines are built in limited quantities and then test marketed in various locations throughout the U.S. for three to six months. Generally, less than one-half of the new machines tested are put into full scale production. Management believes this process of generating new ideas and then turning only a limited number of the ideas into machines which will reach the mass market is responsible for the high quality of Bally Gaming's machines and their continued acceptance and success in the marketplace.

All new or modified hardware and software are designed to satisfy all applicable testing standards. Typically, new products require regulatory approval for most North American and Australian jurisdictions, but generally no approval is needed for other jurisdictions. Each jurisdiction that requires regulatory approval of new products has its own filing requirements and process. For Nevada, new gaming machine platforms must be filed with the state gaming laboratory that will test the products from 60 days to three months or more before a mandatory 30 to 60 day field test is conducted in a casino. For new product platforms, the Nevada State Gaming Control Board and the Nevada Gaming Commission must each approve these products at their meetings which are held monthly. For modifications of existing products or casino associated equipment, the process in Nevada is similar to new platforms, except a field test is usually not required and the product can be approved administratively by the Nevada State Gaming Control Board staff. Once products are approved by the gaming regulators, customers will typically require a 30 to 90 day field trial of the product in their casinos with the right to return the product at any time during the field trial period. The Company does not recognize revenue until the customer has agreed to end the field trial and has accepted the gaming machines.

During the year ended June 30, 1998, the Company received regulatory approval in certain jurisdictions to manufacture and distribute several new gaming machines. Roll The Dice(R) is the Company's first in a series of second feature bonus games to be distributed on a recurring revenue basis. The Company intends to introduce new games for this platform every four to six months. Feature Frenzy(R), the Company's first nine-line, multi-coin video gaming machine was developed based on successful games in the Australian market. Shipments to customers for trial of both of these products began in the quarter ended June 30, 1998. The Company recently began the field trial in Nevada for GameMagic(R), a high-resolution graphics multi-game video gaming machine offering up to ten different games and is awaiting regulatory approval in Nevada and other jurisdictions. Shipments of GameMagic to customers in jurisdictions which do not require regulatory approval of the games (primarily certain European markets and the Caribbean) began in June 1998. The Company will seek regulatory approval for all of the products in other gaming jurisdictions during fiscal 1999.

In May 1998, the Company began the field test required by the Nevada Gaming Control Board of its wide-area progressive jackpot system named "Thrillions(TM)" at Hilton Gaming Corporation's Bally's Las Vegas casino under its proprietary name "Pay Day". The system has been designed to allow patrons playing nickel, quarter, dollar etc. machines to compete for the same progressive jackpot with different odds of winning. The system also permits the casino patron to play for more than one jackpot meter with a single play of the machine. The system has been designed to allow casinos to use their own branding for the product. The Company will begin deployment of the Thrillions product once it receives approvals from gaming regulators. The Company has filed the Thrillions system with the New Jersey regulators and plans to apply for approval with regulators of other gaming jurisdictions in fiscal 1999.

In March 1998, Bally Gaming introduced a product called Cash Cage(TM), which dispenses paper tokens (currency or casino customized scrip) from a bill hopper in partial substitution for complete coin payouts. Cash Cage will be marketed as a means to reduce hopper fills and jackpots paid by hand . This new technology should benefit casinos in several ways: improve customer satisfaction by eliminating the need for customers to wait for a slot attendant to fill a coin hopper or pay certain levels of jackpots; reduce operating costs through fewer coin hopper fills and hand payouts; improve casino cage accounting efficiency and increase security due to fewer operations performed by hand. The Company has filed the Cash Cage system with the Nevada Gaming Control Board and plans to apply for approval with regulators of other gaming jurisdictions in fiscal 1999. Pursuant to a long term agreement, the Company has agreed to license JCM American, a U.S. subsidiary of Japan Coin Machine Company, a leading supplier of bill acceptors to the gaming industry, to be its worldwide exclusive manufacturer and distributor of the Cash Cage technology, for which the Company will receive a royalty for each Cash Cage unit shipped.

Systems' product development is also divided into hardware and software. The major areas of hardware development include microcontroller circuit board design and programming as well as user interface devices such as card readers, keypads and displays. Systems has developed a modular and extendible hardware and software architecture which allows new development to be focused upon achieving greater functionality, product reliability and ease of maintenance for the casino operator and achieving greater visua appeal and ease of use for the slot customer. In addition, the architecture allows customers to upgrade existing components or add new components with minimal impact. Development cycles for hardware can vary between a few months for minor revisions to more than a year for major design changes or for changes made by various slot manufacturers with which Systems' product must communicate and be physically integrated. Software development results in (1) periodic product releases that include new features which extend and enhance the SDS 6000 product, (2) periodic maintenance releases which enable casino operators to correct problems or improve the usability of the system and (3) documentation needed to install and use the system.

In 1995, the hardware and software groups from Systems, as well as engineers from Bally Gaming, coordinated efforts to develop a form of cashless wagering that uses bar-coded coupons which can be read by the bill validators in Bally Gaming's slot machines which are connected to an SDS 6000 system. Bally Gaming and Systems development groups continue to direct development efforts towards other forms of cashless wagering for use on Bally Gaming's slot machines and the SDS 6000 system. The bar-coded coupon product is currently in regulatory field test in New Jersey, and has been submitted to the regulators in Nevada.

Sales and Marketing. Bally Gaming and Systems uses a direct sales force and an independent distributor network to distribute its products. Bally Gaming and Systems North America sales staff consists of approximately 28 people and operates offices in Nevada, New Jersey, Mississippi, Illinois, Colorado and Florida.

Approximately 78% of new unit machine sales over the calendar year 1995, 81% for the six months ended June 30, 1996 and 89% and 80% for the years ended June 30, 1997 and 1998, respectively were generated by Bally Gaming's direct sales force other than those at GmbH. On a limited basis, Bally Gaming uses distributors for sales to certain international jurisdictions. Bally Gaming's agreements with distributors do not specify minimum purchases but generally provide that Bally Gaming may terminate such agreements if certain performance standards are not met. Approximately 8% of new gaming machine unit sales for the calendar year 1995, 2% for the six months ended June 30, 1996 and 4% and 6% for the years ended June 30, 1997 and 1998, respectively, were generated through independent distributors. Approximately 8% of new gaming machine unit sales for the calendar year 1995, 2% for the six months ended June 30, 1996 and 7% and 14% for the years ended June 30, 1997 and 1998, respectively, were generated through GmbH.

Systems has approximately 90,000 game monitoring units installed, of which approximately 78,000 are in the United States. At June 30, 1998, Systems had 92 installed locations. Approximately 78% of System's sales over the calendar year 1995, 93% for the six months ended June 30, 1996 and 92% and 96% for the years ended June 30, 1997 and 1998, respectively were generated by the Bally Gaming and Systems direct sales force.

In addition to offering an expansive product line, Bally Gaming provides customized services in response to specific casino requests. These services include high quality silkscreen printing of gaming machine glass, customized game development and interior design services. Bally Gaming also offers customized design services that utilize computer aided design and studio software programs. Bally Gaming's design department can generate a casino floor layout and can create a proposed slot mix for customers. I many of the emerging markets, Bally Gaming provides assistance to customers including the selection of related equipment such as slot stands, chairs, etc. and a recommended layout of the casino floor as well as a mix of machine models.

For the year ended June 30, 1998, approximately 83% of Bally Gaming's slot and video gaming machine sales were on terms of 90 days or less. Approximately 17% of Bally Gaming's sales, primarily in certain emerging markets such as riverboat and Native American gaming casinos, are financed over extended periods as long as 36 months and bear interest at rates ranging from 8% to 14%. International sales are generally consummated on a cash basis or financed over three years or less. In addition, in certain situations Bally Gaming has participated in the financing of other gaming related equipment manufactured by third parties in the emerging markets. Systems offers limited financing terms, normally less than one year, for sales to new installations. Most sales, however, are invoiced on a net 30-day basis. Management believes that financing of customer sales is an important factor in certain emerging markets.

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

Customers. The demand for slot machines and video gaming machines varies depending on new construction and renovation of casinos and other facilities with needs for new equipment as well as the replacement of existing machines (which have an average replacement cycle of three to seven years). For the year ended December 31, 1995, the six months ended June 30, 1996 and the years ended June 30, 1997 and 1998, Bally Gaming's largest customer accounted for approximately 5%, 8%, 11% and 7% respectively of Bally Gaming's revenues, while Bally Gaming's 10 largest customers accounted for approximately 25%, 42%, 45% and 48% of Bally Gaming's revenues during such periods, respectively.

The demand for computerized slot monitoring systems is driven by regulatory requirements in a given jurisdiction and/or by a casino operator's competitive need to properly track machine and player activity and establish and compile individual machine and player profitability and other demographic information, all of which is of particular importance to casinos in developing marketing strategies. Systems' revenues are derived approximately equally from selling to new installations and to existing customers who are either expanding their casino floors or upgrading their hardware to a new product release. For the year ended December 31, 1995, the six months ended June 30, 1996 and the years ended June 30, 1997 and 1998, Systems' ten largest customers (which include certain multi-site casino operators that have corporate agreements with Systems) accounted for approximately 92%, 84%, 70% and 53% of Systems' revenues, respectively. Due to the high initial costs of installing a computerized monitoring system, customers for such systems generally have tended not to change suppliers once they have installed such a system.

Future growth of Bally Gaming and Systems will be based on penetration of the international markets, further expansion in the established and emerging markets, as well as continued development efforts to provide customers with new and innovative hardware and software product offerings.

Assembly Operations. Bally Gaming and Systems Las Vegas facility was completed in 1990 specifically for the design, assembly and distribution of gaming equipment. The 150,000-square foot facility was designed to meet fluctuating product design demands and volume requirements, and management believes the facility enables Bally Gaming and Systems to increase production without significant capital expenditures. Effective July 1, 1998 all assembly of Systems' products are being performed in the Las Vegas facility.

Management believes that its assembly operations allow for rapid generation of different models to fill orders quickly and efficiently. Another major advantage of the existing plant operation is the system by which machines can be altered in many ways including the size, type and color of glass, sound and payoff patterns to produce a "customized" product for each customer. Bally Gaming keeps an inventory of parts that allow machines to be altered quickly to conform with a particular customer's design/feature request. Bally Gaming produces products for individual customer orders and therefore finished goods inventories are kept low. Bally Gaming designs all of the major assemblies that are incorporated into the final machine configuration.

Competition. The market for gaming machines and progressive systems in North America is dominated by a single competitor, International Game Technology, Inc. ("IGT"). Management believes based on industry estimates made by analysts that Bally Gaming has the second largest market share in North America. Worldwide there are a number of other well established, well-financed and well-known companies producing gaming machines that compete with each of Bally Gaming's lines in each of Bally Gaming's markets. The other major competitors are AC Slot and Coin, Anchor Gaming, Casino Data Systems, ("CDS"), Innovative Gaming Corporation of America, Mikohn Gaming Corporation, Powerhouse Technologies, Inc., Shuffle Master, Inc., Sigma Games, Inc., Silicon Gaming, Universal Distributing of Nevada, Inc. and WMS Industries, Inc., ("WMS"), and companies that market gaming machines under the brand names of Aristocrat, Atronic, Cirsa, Novomatic and Sega Enterprises Ltd. Many of these companies look to expand their market share by decreasing the Company's and IGT's current market share. Other companies may enter the gaming machine business and several of these companies offer or plan to offer second feature bonus games. Only IGT and CDS currently offer wide-area progressive systems, although others may enter this area. Competition among gaming product manufacturers, particularly with respect to sales of gaming machines into new and emerging markets, is vigorous and is based on which machines generate the most net win to the casinos, competitive customer pricing and financing terms, quality of the product and having an extensive distribution and sales network.

Systems' main competition currently consists of IGT, CDS, and to a lesser extent Gaming Systems International, Mikohn Gaming Corporation, Acres Gaming, Inc. and Logical Solutions International and companies marketing systems under the brand names of Aristocrat and Grips. Competition is keen in this market due to the number of providers and the limited number of casinos and jurisdictions in which they operate. Pricing, product feature and function, accuracy, and reliability are all key factors in determining a provider's success in selling its system. Management believes the future success of its operations will be determined by its ability to bring new and innovative products to the market while maintaining its base of loyal existing customers.

Wall Machines and Amusement Games

Industry Overview

Management believes that the German wall machine market consists of approximately 220,000 wall machine units. In addition, management believes there are 56,000 token machine units in Germany. German regulations currently limit the useful life of wall machines to a period of four years. As a result, annual market demand for wall machines in Germany approximates 40,000 to 55,000 units with fluctuations resulting primarily from economic conditions, and regulatory changes and new product development. Effective January 1, 1996, a regulatory change took effect requiring all arcade operators to have at least 15 square meters of space for each wall machine and a maximum of 10 machines per arcade. Starting in mid-1995, arcade operators began removing wall machines from their arcades to meet the requirements of this new regulation. All wall machines manufactured since 1992 have meters that monitor the amount inserted by players and paid out by the machine. Wall machines without meters were required to be removed from service by the end of 1996. This led to an increase in demand for metered wall machines in the quarter ending December 31, 1996 which carried through the quarter ended March 31, 1997. Management believes that the size of the wall machine market has declined slightly from prior years due to changes in the arcade and tavern markets, as well as the impact from the overall slowdown in the German economy. A portion of this annual demand is not available to the Company as it relates to machines i arcades operated by the Company's two main German competitors.

Wall machine sales into the arcade market account for approximately 30% of the total wall machine sales in Germany. A significant number of arcades (approximately 10%) are owned by the two largest competitors, Gauselmann AG and NSM AG. Generally these competitors do not purchase wall machines from Bally Wulff for their arcades. Management believes Bally Wulff's share of the German wall machine market was approximately 25% for the years ended December 31, 1995 and 1996, and was 33% and 30% for the years ended June 30, 1997 and 1998, respectively. The German legislative authorities regulate and monitor the wall machine industry on an ongoing basis to ensure conformance with certain manufacturing standards and the fairness of each machine to users. Legislation presently affecting the wall machine industry relates to prescribed licensing procedures, the use, installation and operation of wall machines and the taxation of wall machines.

Operations of Bally Wulff

Products. Bally Wulff's manufacturing operations were founded in Berlin in 1950. Bally Wulff produces and distributes a variety of models of wall machines, under the trade name "Bally Wulff" for operation in arcades, hotels, restaurants and taverns primarily in Germany. These wall machines are coin-operated, armless gaming devices similar to slot machines that award winnings for matching numbers or symbols on three to five wheels or drums and differ primarily in appearance, graphic design, theme, pay-table and customer appeal. Each game costs up to 40 pfennigs (approximately $0.22 at the exchange rate of $1.00=DM 1.81 prevailing as of June 30, 1998, which rate is used hereinafter) to play, although the player may deposit larger amounts to provide continuous play but not to increase payoffs. German regulations limit the maximum payout to ten times the player's stake (DM 4.00 or approximately $2.22 per game). Current models of wall machines provide the player the opportunity to win 100 special games on one play, which increases the potential amount that can be won on the minimum wager. German regulations require a minimum payback of 60% for wall machines, although many machines are generally programmed to pay back at somewhat higher rates to encourage play. Bally Wulff has also manufactured token machines for operation in arcades, hotels, restaurants and taverns in Germany and may continue to do so in the future on a selective basis.

In  addition to  manufacturing  wall  machines,  Bally  Wulff  distributes  wall machines and other recreational and amusement coin-operated machines manufactured by third parties to be a full service provider to its customers. These machines include pool tables, dart games, pinball machines, jukeboxes and arcade games, and are distributed primarily for use in arcades, restaurants, hotels and taverns.

The following table sets forth the percentage of Bally Wulff's revenues by product line for the periods indicated:

                                                   Percentage of Revenues

                                      Year ended      Six months    Years ended
                                     December 31,    ended June 30,   June 30,
                                         1995            1996        1997   1998
                                         ----            ----        ----   ----

   Sale of wall machines manufactured
     by Wulff                             39%             42%         52%    44%
   Leasing of wall machines manufactured
     by Wulff                              3               4           6     10
   Recreational and amusement machines
     and third party wall machines
     distributed                          23              22          25     26
   Other (primarily used machines,
     parts and service)                   35              32          17     20
                                         ---             ---         ---    ---
                                         100%            100%        100%   100%
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

Total spending on product research and development by Bally Wulff was $3.6 million during the year ended December 31, 1995, $1.8 million during the six months ended June 30, 1996, and $3.3 million and $3.0 million during the years ended June 30, 1997 and 1998, respectively.

Sales and Marketing. Bally Wulff sells approximately 93% of its products through its own sales force of 58 individuals located in 22 regional sales offices. Independent German distributors account for approximately 7% of sales.
Approximately 99% of Wulff's sales of new wall machines are in the German market. The sales offices are operated as independent profit centers and are assigned geographic areas for which they are responsible for sales, servicing the machines and assisting in collecting customers' accounts receivable balances.

Bally Wulff devotes substantial time, money and effort to marketing and promoting its products. Bally Wulff takes an active part in the annual Amusement Game Fair held in Frankfurt, Germany, at which Bally Wulff introduces new products. The next Amusement Game Fair will be held in November 1998.

The wall machines manufactured and sold by Bally Wulff generally sell for prices ranging from DM 5,500 to DM 6,200 (approximately $3,000 to $3,500). Due to price competition among the three largest manufacturers, selling prices have declined from 1997. Management believes that such declines in prices may continue in the future. For the year ended June 30, 1998 approximately 85% of Bally Wulff machine sales were on terms of 90 days or less. Remaining sales of machines are financed by Bally Wulff generally over a 12-month period, with interest rates of up to 12%. For this reason, Bally Wulff establishes an internal credit rating and credit limit for each customer. Under Bally Wulff's conditions of sale, title to a machine is retained by Bally Wulff until the machine has been paid for in full. In addition, Bally Wulff demands security. Currently, Bally Wulff provides customer financing for approximately 15% of its sales, and management expects this practice to increase during fiscal 1999. Leasing machines to customers accounted for 10% of total revenues for the year ended June 30, 1998 compared to 3%, 4% and 6% during the year ended December 31, 1995, the six months ended June 30, 1996, and the year ended June 30, 1997, respectively. The leasing market is the fastest growing revenue segment and the management expects a continued increase for the months ahead. In approximately 70% of its sales, Bally Wulff accepts wall machines and/or other recreational and amusement equipment as trade-ins toward the purchase of new machines. To the extent possible, the used machines are then resold.

Customers. Each of Bally Wulff's top 10 customers in 1998 has maintained its relationship with Bally Wulff for over four years. For the year ended June 30, 1998, no single customer accounted for more than 3% of Bally Wulff's revenues, while Bally Wulff's top 10 largest customers accounted for approximately 11% of Bally Wulff's revenues. For the year ended December 31, 1995, the six months ended June 30, 1996 and the year ended June 30, 1997, Bally Wulff's top ten customers accounted for approximately 10%, 15% and 12% of Bally Wulff's revenues, respectively, while no single customer accounted for more than 3%, 6% and 3% of Bally Wulff's revenues for such periods, respectively.

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

Assembly Operations. Bally Wulff's manufacturing process is primarily an assembly operation. Its manufacturing facility consists of a four-story, 100,000-square foot building in Berlin, Germany. Bally Wulff purchases its key raw materials, sub-assemblies and fabricated parts from a variety of suppliers, and most parts are purchased from multiple suppliers. While there exist no formal long-term contract commitments to any single supplier, Bally Wulff has placed certain standing orders with suppliers to hel assure the availability of specific quantities on an as-needed basis. These orders are cancelable by Bally Wulff at any time without penalty. Most of the component parts are standard on all models of all Bally Wulff's wall machines, which promotes easy conversion from the production of one model to another in response to customer demand. Except in connection with certain promotions, Bally Wulff generally maintains low inventory levels of assembly parts, and the amount of work-in-process is generally less than the number of machines sold in one week.

Because of its manufacturing structure, Bally Wulff is capable of substantially increasing its wall machine output without significant capital expenditures. Bally Wulff continues to improve its manufacturing efficiency and productivity through the use of computer-aided design systems, automated production equipment and devotion of substantial resources to product quality control.

Competition. Germany's wall machine manufacturing industry is dominated by Bally Wulff and two of its competitors, NSM, AG and Gauselmann, AG. Management believes these three entities collectively account for approximately 95% of the entire market. Bally Wulff competes with many companies in the distribution of coin-operated amusement games, some of which are larger and have greater resources than Bally Wulff. Bally Wulff's two major competitors own and operate a significant number of arcades, which may give them a competitive advantage arising from a built-in market for their games and the ability to test market new games in their own arcades. Further, increased foreign competition in Germany may have an adverse impact on the Company's future wall machine revenues. Management believes that the primary competitive factors in the wall machine coin-operated amusement game market are the quality and depth of the product line, price and customer service which includes the ability to fill orders quickly and efficiently.

Route Operations

Nevada Operations

Overview.   The  Company's  Nevada  route  operations   involve  the  selection,
ownership, installation, operation and maintenance of video poker devices, reel-type slot machines and other electronic gaming machines in local establishments such as taverns, restaurants, supermarkets, drug stores and convenience stores operated by third parties ("local establishments"). The Company's route operations target Nevada residents who generally frequent local establishments close to their homes.

The following table sets forth certain historical data concerning the Company's Nevada route operations for the years ended June 30:


                                            1996        1997       1998

Average number of gaming machines owned     5,290      5,660      6,460
Average number of locations                   524        562        624
Average win per day per gaming machine     $48.60     $52.40     $53.70

At June 30, 1998 the Company operated approximately 7,060 machines on its Nevada route. The Company has grown the number of gaming machines owned and operated principally through the strategic takeover of contracts at locations operated by several mid-sized route operators. Such acquisitions have added approximately 230 and 580 gaming machines to the Nevada route during the years ended June 30, 1997 and 1998, respectively.

The Company enters into long-term agreements with local establishments through either space leases or revenue-sharing arrangements. Under revenue sharing arrangements, most common with taverns, restaurants and convenience stores, the Company does not pay rent, but rather receives a percentage of the net win from the gaming machines. Under revenue sharing arrangements, both the owner of the local establishment and the Company must have a gaming license. Under space lease arrangements, most common with supermarkets and drug stores, the Company pays a fixed rental amount to the owner of the local establishment and the Company receives all of the net win derived from the gaming machines. Under space lease arrangements, only the Company (and not the establishment owner) is required to hold a gaming license. Most of the local establishments serviced by the Company are restricted by law to operating no more than 15 gaming machines.

Revenue-sharing arrangements accounted for approximately 85%, 85%, and 87% of revenues and 77%, 77%, and 77% of installed machines, respectively, in the Company's Nevada route operations for the years ended June 30, 1996, 1997, and 1998. At June 30, 1998, the weighted average remaining term of the Company's revenue sharing arrangements was approximately 3.0 years. Space lease arrangements accounted for approximately 15%, 15%, and 13% of revenues and 23%, 23%, and 23% of installed machines, respectively, in the Company's Nevada route operations for the years ended June 30, 1996, 1997, and 1998. At June 30, 1998, the weighted average remaining term of the Company's space leases was 2.8 years. The Company has historically been able to renew or replace revenues from expiring agreements with revenues generated by renewal or replacement contracts. The Company has emphasized return on investment rather than increasing market share in renewing or entering into new contracts and has undertaken a systematic review process to adjust its contract mix to emphasize higher margin contracts and, where permissible, canceling or not renewing unprofitable contracts.

Sales and Marketing. As the largest route operator in Nevada, the Company believes that it is able to differentiate itself from its competitors through a full-service operation providing its customers support for marketing promotional allowances and using its advanced design capabilities to provide electronic gaming machines with features customized to customers' needs. The Company developed and continues to implement a system called "Gamblers Bonus". Gamblers Bonus is a cardless slot players' club and player tracking system, which allows multiple local establishments to be linked together into a distributed gaming environment. Through this technology, the Company is able to provide its players and customers with many of the same gaming choices otherwise available only in a larger scale casino environment such as multi-location progressive jackpots, bigger jackpot payouts and traditional players' club enhancements. Additionally, the Company is offering a series of new and unique games available only t members of Gamblers Bonus.

Since launching Gamblers Bonus, the gaming machines linked to Gamblers Bonus have experienced an increase in net win per day per machine. As of June 30, 1998, the Company had the Gamblers Bonus installed in over 2,000 gaming machines at approximately 180 locations or 30 percent of the installed base of gaming machines. The Company believes Gamblers Bonus will continue to improve both the revenues and operating efficiencies of its Nevada route operations and has the potential to create additional opportunities in the route operations segment of the gaming industry. Additionally, the Company has been updating its installed base of gaming machines with bill-acceptor equipped electronic gaming machines which are also expected to improve revenues and operating efficiencies.

The Company has benefited from the growth in population in Nevada, as with growth more gaming venues are created. Certain local politicians have proposed limiting or curtailing the number or type of venues where gaming is authorized. Management does not believe the outcome of these proposals will have a material impact on financial results of the Company.

Customers. The Company believes it has a diversified customer base with no one customer accounting for more than 10%, 6% and 5% of the Company's revenues generated from Nevada route operations during the years ended June 30, 1996, 1997 and 1998, although approximately 14%, 13% and 11% of such revenues were generated through an affiliated group of such customers for such periods, respectively. The affiliated group consists of eight partnerships each having one individual partner who is common to all such partnerships. For the years ended June 30, 1996, 1997 and 1998, the ten largest customers accounted for approximately 26%, 23% and 20% of Nevada route operations revenues, respectively.

Assembly Operations. In previous years, the Company manufactured electronic gaming machines for use in its Nevada route operations. The Company manufactured approximately 64% of the electronic gaming machines currently used in the Nevada route operations. The Company is currently using a third party to perform assembly operations of the electronic gaming machines used in the Nevada route operations. In July 1998, the Company received regulatory approval to begin using the Bally GameMaker platform for gaming machines deployed on the Nevada route.

Competition. The Company is subject to substantial direct competition for its revenue-sharing and space lease locations from several large route operators and numerous small operators, located principally in Las Vegas, Reno and the surrounding areas. The Company, Jackpot Enterprises, Inc., Anchor Gaming, ET&T and Southwest Gaming are the dominant route operators in Nevada. The principal method of competition for route operators includes the economic terms of the revenue sharing or space lease arrangement, the services provided and the reputation of the route operator. Price competition is intense and can reduce the Company's gross margin on such operations if the percentage of the gaming machine revenues retained by local establishment increases.

Louisiana Operations

Overview. On the basis of its Nevada route operations expertise, in March 1992 the Company obtained a contract to operate video poker gaming machines in the greater New Orleans, Louisiana area through a subsidiary, Video Services, Inc. ("VSI"). The Company entered into an operating agreement which runs through May 2002 (with a five-year renewal option under certain conditions) with Fair Grounds Corporation, and its affiliates, Jefferson Downs Corporation and Finish Line Management Corporation (collectively, "Fair Grounds"), for the Company to be the exclusive operator of video poker machines at the only racetrack and ten associated off-track betting parlors (OTB's) in the greater New Orleans area. The Company operates the game rooms where the video poker machines are located for each of the eleven facilities owned by Fair Grounds, for which it receives a percentage of the revenue generated by the machines. As of June 30, 1998 the Company had approximately 710 video poker machines in Louisiana.

Under the Louisiana gaming laws and regulations, the majority stockholder of any entity operating video poker machines in Louisiana must be a domiciled resident of the State of Louisiana. As a result, the Company owns 49% of the common stock of VSI and three prominent members of the Louisiana business and legal community own the remaining 51%. The Company, however, owns all the voting stock of VSI and all of its officers and directors are Company employees. The Company has a 71% interest in dividends o VSI in the event dividends are declared. The Company also formed two other Louisiana subsidiaries, Southern Video Services, Inc. ("SVS") and Video Distributing Services, Inc. ("VDSI"). Both SVS and VDSI are structured in a manner similar to VSI except that the Company is entitled to receive 60% of any SVS dividends. Under the terms of its contract with Fair Grounds, the Company must conduct any additional video poker operations in Louisiana other than gaming at racetracks or OTB parlors through SVS. T date, SVS and VDSI have not engaged in business in Louisiana.

The Company is prohibited by the Louisiana Act from engaging in both the manufacture and operation of video poker gaming in Louisiana and, therefore, the Company does not manufacture its own video poker machines for use in Louisiana.

On November 5, 1996 voters in Louisiana approved a proposition to allow video poker to continue in six of the seven parishes in which the Company operates OTB's in the greater New Orleans area. In addition, voters approved video poker in three parishes in the greater New Orleans area where the Company currently does not operate. In the one parish in which the Company operates where video poker was voted down, the Company will be allowed to continue to conduct business through June 30, 1999. The two OTB' in this parish accounted for $2.2 million of revenues and approximately 9% of operating income for VSI during the year ended June 30, 1998. After June 30, 1999, the Company plans to redeploy the video poker machines from these two closed sites to six other sites, pending appropriate approvals. The Louisiana legislature has considered other legislation to curtail video poker in the past and may do so again in the future.

Sales and Marketing. VSI has developed an extensive marketing program under the names "The Players Room" and "Rockin' Horse Lounge" which are designed to attract primarily local residents to its facilities. Media placement has focused on newspaper and radio advertising with promotions including a player's club, direct mailings and offerings of a wide range of prizes. The Company intends to selectively expand its operations in the greater New Orleans area by increasing the number of video poker machines in certain of its existing locations as demand warrants. While the Company has investigated the addition of new locations under its current contract with the Fair Grounds in areas where competitive factors are favorable, no plans currently exist to add new locations. Under the Louisiana Act, racetracks and OTBs are permitted to install an unlimited number of video poker machines while truckstops and taverns may install only limited numbers of such machines.

Competition. The Company is subject to extensive competition for contracts to operate video poker machines and the Company's racetrack and OTB parlors compete with various riverboats, truckstops and locations with liquor licenses throughout the New Orleans area. Each truckstop is permitted to operate up to 50 video poker machines and each tavern is permitted to operate up to three video poker machines. Louisiana has riverboat gaming statewide and three riverboats are currently operating in the greater New Orleans area. Riverboats are permitted to have live table games and an unlimited number of gaming machines, including slot machines. Louisiana has also authorized one land-based casino, permitted to include live table games and an unlimited number of gaming machines in New Orleans, which opened in May 1995; however, its operator filed for bankruptcy reorganization and ceased operations in November 1995. At present it is anticipated that the land-based casino will reopen following reorganization but completion of the facility is not expected to occur until October 1999.

Casino Operations

Overview.

Rainbow Casino. On July 16, 1994, the Rainbow Casino located in Vicksburg, Mississippi permanently opened for business. The project includes the Rainbow Casino, which is a 24,000-square foot casino owned and operated by the Company which as of June 30, 1998, operated approximately 780 gaming machines and 15 table games as well as a 245-seat restaurant. The facility also includes the 89-room Rainbow hotel and a 10-acre indoor and outdoor entertainment complex called Funtricity Entertainment Park, which was developed by a subsidiary of Six Flags Corporation. Both the hotel and entertainment park, which were substantially completed in late May 1995, are owned and operated by third parties. The Company has a signed a letter of intent to acquire the entertainment park for $0.5 million. The park closed in September 1998 and management is evaluating alternative uses for the facility once the purchase is consummated. Rainbow Casino is marketed as a "locals" casino and draws its customers principally from within a 75-mile radius of Vicksburg. The Vicksburg casino market generated approximately $192.2 million in gaming revenue in the twelve months ended June 30, 1998.

The Company is the general partner of the partnership ("RCVP") that owns the Rainbow Casino. Pursuant to transactions consummated in March 1995, Rainbow Casino Corporation, an independent company that was the former general partner of RCVP became a limited partner entitled to receive 10% of the net available cash flows after debt service and other items, as defined (which amount increases to 20% of such amount when revenues exceed $35.0 million but only on such incremental amount), for a period of 15 years. The Company holds the remaining economic interest in the partnership. As part of the refinancing completed in August 1997, the Company purchased notes payable to HFS Gaming Corporation ("HFS") and National Gaming Mississippi, Inc. ("NGM") and acquired the casino royalty previously due to HFS.

Rail City Casino. In April 1990, the Company purchased, for an aggregate purchase price of $9.5 million, substantially all of the assets of the Rail City Casino (formerly the Plantation Station Casino) located near the border of the cities of Reno and Sparks in northern Nevada. Rail City is a 20,000 square-foot casino which as of June 30, 1998 operated approximately 420 gaming machines, 6 table games, and keno. In addition, Rail City Casino includes a 300-seat restaurant, which was fully remodeled in th year ended June 30, 1998, and offers a race and sports book which is leased to an independent race and sports book operator. Rail City Casino is convenient to both Reno and Sparks and caters to the local market.

Sales and Marketing. The Company's casinos target the mid-level gaming customers in the market. The Company promotes its casinos primarily through special promotional events and by providing quality food at reasonable prices.

Competition. Gaming of all types is available throughout Nevada and Mississippi in numerous locations, including many locations which may compete directly or indirectly with the Company's casino operations. The operation of casinos is a highly competitive business. The principal competitive factors in the industry include the quality and location of the facility, the nature and quality of the amenities and customer services offered and the implementation and success of marketing programs. Many of Rail City Casino's competitors include large casino-hotels which offer more amenities and may be perceived to have more favorable locations than the Company. The Rainbow Casino is the fourth gaming facility to open in Vicksburg and as such faces substantial direct competition for gaming customers in the region. In August 1997 it was announced the Lady Luck Gaming Corporation and Horseshoe Gaming, LLC were going to form a joint venture to develop a project that would include a dockside casino, hotel and relate amenities. Previously, Horseshoe Gaming, LLC had announced a casino hotel and auto racing complex on the Big Black River which is between Vicksburg and Jackson, Mississippi. The legality of that site for gaming is currently in litigation. At this time management does not know which, if any, of these sites will be developed. Both of these projects will be contingent on several factors including regulatory approval and financing.

Patents, Copyrights and Trade Secrets

Bally Gaming is the copyright owner of both the source code and the video presentation of its games and has registered many of these copyrights with the U.S. Copyright Office. Game version upgrades and new games are registered with the U.S. Copyright office as they are finalized. The copyrights expire at various dates from the year 2000 through 2072. Some games, cash handling mechanisms, and other gaming device mechanisms (either currently used or reserved for future development) are covered either by pending patent applications or issued patents, both foreign and domestic. The expiration dates of these patents vary and are based upon their filing dates or issue date. In addition, some of the games have trademarks registered with the U.S. Patent and Trademark Office, state trademark registries, or both.

Bally Gaming is obligated under several patent agreements to pay royalties ranging from approximately $25 to $100 per game depending on the components in the gaming machines. Additionally, based on an amendment to the trademark licensing agreement between the Company and Bally Entertainment Corporation ("BEC") dated May 10, 1996, Bally Gaming is obligated to pay a royalty of $35 per machine on new machines sold beginning on June 18, 1996, with a minimum annual royalty payment of $1.0 million for the initial five-year term of the amended agreement, which is subject to annual renewals by the Company thereafter. Royalty expense for Bally Gaming for the year ended December 31, 1995, the six months ended June 30, 1996 and the years ended June 30, 1997 and 1998 was $3.0 million, $1.1 million, $3.0 million and $2.2 million, respectively. The Company has over two hundred registered or pending trademark applications in the United States and around the world, including the registered U.S. trademark, Gamblers Bonus.

Employees and Labor Relations

As of June 30, 1998, the Company employed approximately 1,270 persons in the State of Nevada, VSI employed 80 persons in the State of Louisiana, RCVP employed 480 persons in the State of Mississippi, the Company employed approximately 40 persons in various other states and 20 persons in various other countries and Bally Wulff employed 460 persons in Germany. None of such employees is covered by a collective bargaining agreement. Bally Wulff's employees, however, are covered by German regulations which apply industry-wide and are developed, to some extent, through negotiations between representatives of the metal working industry employers and the trade union representing the employees. These regulations are in the nature of collective bargaining agreements and cover the general terms and conditions of such items as wages, vacations and work hours. The regulations codify what are considered the common standards of employment in the German metal working industry. The Company believes its relationships with its employees are satisfactory.

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

Any person which acquires a controlling interest in the Company would have to meet the requirements of all governmental bodies that regulate the Company's gaming business. A change in the make-up of the Company's board of directors and management would require the various gaming authorities to examine the qualifications of the new board and management.

Nevada. The ownership and operation of casino gaming facilities in Nevada are subject to (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (the "Nevada Act") and (ii) various local ordinances and regulations. The Company's gaming, manufacturing, distributing and slot route operations (herein collectively referred to as "gaming machine operations") are subject to the licensing and regulatory control of the Nevada State Gaming Control Board (the "Nevada Board"), the Nevada Gamin Commission (the "Nevada Commission"), the Clark County Liquor and Gaming Licensing Board (the "Clark County Board"), and various other county and city regulatory agencies, all of which are collectively referred to as the "Nevada Gaming Authorities".

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based on declarations of public policy concerned with, among other things: (i) the prevention of unsavory and unsuitable persons from having any involvement with gaming; (ii) the strict regulation of all persons, locations, practices, associations and activities related to the operation of licensed gaming establishments and the manufacture and distribution of gaming machines, cashless wagering systems and associated equipment; (iii) the establishment and maintenance of responsible accounting practices and procedures; (iv) the maintenance of effective control over the financial practices of licensees, including establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (v) the prevention of cheating and fraudulent practices; and (vi) providing a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Company's gaming-related operations.

The Company is registered with the Nevada Commission as a publicly traded corporation (a "Registered Corporation"). The Company's direct and indirect subsidiaries that conduct gaming operations at various locations, conduct gaming machine operations (collectively, the "Nevada Subsidiaries") are required to be licensed by the Nevada Gaming Authorities. The licenses held by the Nevada Subsidiaries require periodic payments of fees and taxes and are not transferable. The Company, through registered intermediary companies (individually an "Intermediary Company" and collectively the "Intermediary
Companies"), has been found suitable to own the stock of the Nevada Subsidiaries, each of which is a corporate licensee (individually a "Corporate Licensee" and collectively the "Corporate Licensees") under the terms of the Nevada Act. As a Registered Corporation, the Company is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information the Nevada Commission may require. No person may become a stockholder of or receive any percentage of the profits from the Corporate Licensees without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, the Intermediary Companies and the Corporate Licensees have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses required to engage in gaming activities, gaming machine operations, and in the manufacture and distribution of gaming devices for use or play in Nevada or for distribution outside of Nevada.

All gaming machines and cashless wagering systems manufactured, sold or distributed for use or play in Nevada or for distribution outside of Nevada must be manufactured by licensed manufacturers and distributed or sold by licensed distributors. All gaming machines manufactured for use or play in Nevada must be approved by the Nevada Commission before distribution or exposure for play. The approval process for gaming machines and cashless wagering systems includes rigorous testing by the Nevada Board, a field trial and a determination as to whether the gaming machines or cashless wagering system meets strict technical standards set forth in the regulations of the Nevada Commission. Associated equipment (as defined in the Nevada Act) must be administratively approved by the chairman of the Nevada Board before it is distributed for use in Nevada.

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company, the Intermediary Companies or the Corporate Licensees to determine whether that individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and key employees of the Company and the Intermediary Companies who are actively and directly involved in the licensed activities of the Corporate Licensees are or may be require to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company, the Intermediary Companies or the Corporate Licensees, the companies involved would have to sever all relationships with that person. In addition, the Nevada Commission may require the Company, the Intermediary Companies or the Corporate Licensees to terminate the employment of any person who refuses to file appropriate applications. Licensing and suitability determinations are not subject to judicial review in Nevada.

The Company and the Corporate Licensees that hold nonrestricted licenses are required to submit detailed financial and operating reports to the Nevada Commission. A nonrestricted license is a license for an operation consisting of 16 or more slot machines, or for any number of slot machines together with any other game, gaming device, race book or sports pool at one establishment. Substantially all material loans, leases, sales of securities and similar financing transactions by the Corporate Licensees that hold nonrestricted licenses must be reported to or approved by the Nevada Commission.

If it were determined that a Corporate Licensee had violated the Nevada Act, the licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, the Intermediary Companies, the Corporate Licensees and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevad Commission to operate any nonrestricted gaming establishment operated by a Corporate Licensee and, under certain circumstances, earnings generated during the supervisor's appointment (except for reasonable rental of the casino property) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the gaming licenses of the Corporate Licensees or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the gaming-related operations of the Company.

The Gaming Authorities may, at their discretion, require the holder of any security of the Company, such as the Notes or the New Notes, to file applications, be investigated, and be found suitable to own the security of the Company if the Nevada Commission has reason to believe that the holder's ownership would be inconsistent with the declared policies of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

The Nevada Act requires any person who acquires more than 5% of any class of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of any class of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the chairman of the Nevada Board mails written notice requiring such filing. If there is a default in the payment of dividends fo six consecutive dividend payment dates for the Company's 11 1/2% Non-Voting Junior Convertible Pay-in-Kind Special Stock, Series E (the "Series E Preferred Stock"), it will qualify as a voting security under the terms of the Nevada Act and will be considered as a separate class of voting securities for purposes of determining beneficial ownership. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, that acquires more than 10%, but not more than 15%, of a class of a Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of finding of suitability if the institutional investor holds the securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the corporate charter, bylaws, management, policies or operations of the Registered Corporation or any of its gaming affiliates, or any other action the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with investment only intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

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

The Nevada Commission may in its discretion require the holder of any debt securities of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security if the Nevada Commission has reason to believe that such ownership would be inconsistent with the declared policies of Nevada. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if, without the prior approval of the Nevada Commission, it (i) pays the unsuitable person any dividend, interest or any distribution whatsoever, (ii) recognizes any voting right by such unsuitable person in connection with such securities, (iii) pays the unsuitable person remuneration in any form, or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

The Company is required to maintain in Nevada a current stock ledger, which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to impose a requirement that a Registered Corporation's stock certificates bear a legend indicating that the securities are subject to the Nevada Act. The Nevada Commission has imposed this requirement on the Company.

The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada or to retire or extend obligations incurred for such purposes. In addition, (i) a Corporate Licensee may not guarantee a security issued by a Registered Corporation pursuant to a public offering without the prior approval of the Nevada Commission; and (ii) restrictions o the transfer of an equity security issued by a Corporate Licensee or Intermediary Company and agreements not to encumber such securities (collectively, "Stock Restrictions") are ineffective without the prior approval of the Nevada Commission. The Nevada Commission has also imposed a requirement on the Company that it must receive the prior administrative approval of the Nevada Board chairman for any offer for the sale of an equity security in a private transaction.

Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission on a variety of stringent standards before assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as a part of the approval process relating to the transaction.

The Nevada Legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming licensees and Registered Corporations that are affiliated with those operations may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse affects of these business practices on Nevada's gaming industry and to promote Nevada's policy to: (i) assure the financial stability of corporate gaming licensees and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before a Registered Corporation can make exceptional repurchases of voting securities above the current market price (commonly called " greenmail") and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation's board of directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purpose of acquiring control of the Registered Corporation.

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Licensees' respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based on either (i) a percentage of the gross revenues received, (ii) the number of gaming devices operated, or (iii) the number of games operated. casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments. The Corporate Licensees that hold gaming device route operator licenses or manufacturer or distributor licenses also pay certain fees to the State of Nevada.

Any person who is licensed, required to be licensed, registered, required to be registered, or under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board and thereafter maintain a $10,000 revolving fund to pay the expenses of investigation by the Nevada Board of the Licensee's participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operations who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

The sale of alcoholic beverages at establishments operated by a Corporate Licensee is subject to licensing, control and regulation by applicable regulatory agencies. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse affect on the operations of the Corporate Licensees.

Louisiana. The manufacture, distribution, servicing and operation of video draw poker devices ("Devices") in Louisiana is subject to the Louisiana Video Draw Poker Devices Control Law and the Rules and Regulations promulgated thereunder (the "Louisiana Act"). Until May 1, 1996, licensing and regulatory control was maintained by the Video Gaming Division of the Gaming Enforcement Section of the Office of State Police within the Department of Public Safety and Corrections (the "Division"). The Louisiana legislature passed a bill which created a single gaming control board for the regulation of gaming in Louisiana. This Board is called the Louisiana Gaming Control Board (the "Louisiana Board") and oversees all licensing for all forms of legalized gaming in Louisiana (including gaming on Native American lands). The Division will continue to perform investigatory functions for the Louisiana Board. The laws and regulations of Louisiana are based on policies of maintaining the health, welfare and safety of the general public and protecting the video gaming industry from elements of organized crime, illegal gambling activities and other harmful elements, as well as protecting the public from illegal and unscrupulous gaming to ensure the fair play of devices.

VSI and SVS, the indirect operating subsidiaries for the Company's gaming operations in Louisiana, has each been granted a license as a device owner by the Division. The other indirect subsidiary of the Company, VDSI, has been granted a license as a distributor by the Division. These gaming subsidiaries are Louisiana Licensees (the "Louisiana Licensees") under the terms of the Louisiana Act. The licenses held by the Louisiana Licensees expire at midnight on June 30 of each year and must be renewed annually through payment of fees. All license fees must be paid on or before May 15 in each year licenses are renewable.

The Louisiana Board may deny, impose a condition on or suspend or revoke a license, renewal or application for a license for violations of any rules and regulations of the Louisiana Board or any violations of the Louisiana Act. In addition, fines for violations of gaming laws or regulations may be levied against the Louisiana Licensees and the persons involved for each violation of the gaming laws. The issuance, condition, denial, suspension or revocation is deemed a pure and absolute privilege and is a the discretion of the Louisiana Board under the provisions of the Louisiana Act. A license is not property or a protected interest under the constitution of either the United States or Louisiana.

The Division has the authority to conduct overt and covert investigations of any person involved directly or indirectly in the video gaming industry in Louisiana. These investigations have extended to information regarding a prospective licensee's and his or her spouse's immediate family and relatives and their affiliations with certain organizations or other business entities. The investigation may also extend to any person who has or controls more than a 5% ownership, income or profits interest in an applicant for or holder of a license or who is a key employee, or who has the ability to exercise significant influence over the licensee. All persons or entities investigated must meet all suitability requirements and qualifications for a licensee. The Louisiana Board may deny an application for licensing for any cause it may deem reasonable. The applicant for licensing must pay a filing fee, which also covers the cost of the investigation.

In order for a corporation to be licensed as an operator or distributor of video poker gaming devices by the Louisiana Board, a majority of the stock of the corporation must be owned by persons who have been domiciled in Louisiana for at least two years prior to the date of the application.

In addition to being licensed as a manufacturer of devices under the Louisiana Act, Bally Gaming has been licensed as a manufacturer under the Louisiana Riverboat Economic Development and Gaming Control Act (the "Louisiana Riverboat Act"). Gaming's application for a permanent manufacturer's license as it relates to the land-based casino in New Orleans was pending before the Louisiana Economic Development and Gaming Corporation ("LEDGC") at the time the operator of the land-based casino filed for bankruptc reorganization and ceased operations, resulting in the termination of funding for and effective closure of the LEDGC regulatory operations. The authority and duties of LEDGC regarding licensing and regulation of the land-based casino will now fall within the jurisdiction of the Louisiana Board. The Louisiana Board has recently promulgated regulations governing its operation and the Company has been in contact with representatives of the Louisiana Board to coordinate the submission of all materials required for the Louisiana Board to issue the Company such licenses, permits and approvals as may be required.

Mississippi. The manufacture and distribution of gaming and associated equipment and the ownership and operation of casino facilities in Mississippi are subject to extensive state and local regulation, primarily the licensing and regulatory control by the Mississippi Gaming Commission (the "Mississippi Commission") and the Mississippi State Tax Commission.

The Mississippi Gaming Control Act (the "Mississippi Act"), which legalized dockside casino gaming in Mississippi, was enacted on June 29, 1990. Although not identical, the Mississippi Act is similar to the Nevada Gaming Control Act. The Mississippi Commission has adopted regulations that are also similar in many respects to the Nevada gaming regulations.

The laws, regulations and supervisory procedures of Mississippi and the Mississippi Commission seek to: (i) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity; (ii) establish and maintain responsible accounting practices and procedures; (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and making periodic reports to the Mississippi Commission; (iv) prevent cheating and fraudulent practices; (v) provide a source of state and local revenues through taxation and licensing fees; and (vi) ensure that gaming licensees, to the extent practicable, employ Mississippi residents. The regulations are subject to amendment and interpretation by the Mississippi Commission. Changes in Mississippi law or regulations may limit or otherwise materially affect the types o gaming that may be conducted and could have an adverse effect on the Company and the Company's Mississippi gaming operations.

The Mississippi Act provides for legalized dockside gaming at the discretion of the 14 counties that either border the Gulf Coast or the Mississippi River, but only if the voters in each of those counties have not voted to prohibit gaming in that county. Currently, dockside gaming was permissible in nine of the 14 eligible counties in the state and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River, or in the waters of the State of Mississippi lying south of the state in eligible counties along the Mississippi Gulf Coast. Litigation is pending with respect to the expansion of eligible gaming sites in which a landowner and a license applicant have appealed a finding of suitability by the Mississippi Commission of a site on the Big Black River in Warren County near Interstate 20 between Jackson an Vicksburg, Mississippi, where the Rainbow Casino, operated by RCVP, is located. A Hinds County Circuit Court has ruled that the subject site is legal and suitable for gaming and the Mississippi Commission has appealed the decision to the Mississippi Supreme Court. The law permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space that may be utilized for gaming. There are no limitations on the number of gaming licenses that may be issued in Mississippi.

The Company, RCVP, Bally Gaming, Inc. ("BGI") and their affiliates are subject to the licensing and regulatory control of the Mississippi Commission. The Company is registered under the Mississippi Act as a publicly traded holding company of RCVP and BGI is required to periodically submit detailed financial and operating reports to the Mississippi Commission and furnish any other information the Mississippi Commission may require. If the Company is unable to continue to satisfy the registration requirements of the Mississippi Act, the Company and its affiliates cannot own or operate gaming facilities or continue to act as a manufacturer and distributor in Mississippi. RCVP must maintain a gaming license from the Mississippi Commission to operate a casino in Mississippi and BGI must maintain a manufacturer and distributor license from the Mississippi Commission to manufacture and distribute gaming products. Such licenses are issued by the Mississippi Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations.

Gaming and manufacturer and distributor licenses are not transferable, are issued for a two-year period and must be renewed every two years thereafter. RCVP was granted a renewal of its gaming license by the Mississippi Commission in 1998 and the license must be renewed in June 2000. BGI was granted a renewal of its manufacturer and distributor license in 1998 and such license must be renewed in June 2000. No person may become a stockholder of, or receive any percentage of profits from, a licensed subsidiary of a holding company without first obtaining licenses and approvals from the Mississippi Commission. The Company and its affiliates have obtained the necessary approvals from the Mississippi Commission.

Certain officers and employees of the Company and the officers, directors and certain key employees of the Company's licensed subsidiaries must be found suitable or be licensed by the Mississippi Commission. The Company believes it has obtained, applied for, or is in the process of applying for all necessary findings of suitability with respect to such persons affiliated with the Company, RCVP or BGI, although the Mississippi Commission, in its discretion, may require additional persons to file applications for findings of suitability. In addition, any person having a material relationship or involvement with the Company may be required to be found suitable, in which case those persons must pay the costs and fees associated with such investigation. The Mississippi Commission may deny an application for a finding of suitability for any cause it deems reasonable. Changes in certain licensed positions must be reported to the Mississippi Commission. In addition to its authority to deny an application for a findings of suitability, the Mississippi Commission can disapprove a change in a licensed position. The Mississippi Commission has the power to require the Company and its registered or licensed subsidiaries to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

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

The Mississippi Commission may, at any time, investigate and require the finding of suitability of any record or beneficial stockholder of the Company. Mississippi law requires any person who acquires more than 5% of the common stock of a publicly traded corporation registered with the Mississippi Commission to report the acquisition to the Mississippi Commission, and such person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than 10% of the common stock of such a company, as reported to the Securities and Exchange Commission, must apply for a finding of suitability by the Mississippi Commission and must pay the costs and fees that the Mississippi Commission incurs in conducting the investigation. The Mississippi Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of a public company's common stock. However, the Mississippi Commission has adopted a policy that permits certain institutional investors to own beneficially up to 10% of a registered public company's common stock without a finding of suitability. If a stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Commission may be found unsuitable. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of the securities of the Company beyond such time as the Mississippi Commission prescribes may be guilty of a misdemeanor. The Company is subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or its licensed subsidiaries, the Company:
(i) pays the unsuitable person any dividend or other distribution on the voting securities of the Company; (ii) recognizes the exercise, directly or indirectly, of any voting rights conferred by securities held by the unsuitable person;
(iii) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or
(iv) fails t pursue all lawful efforts to require the unsuitable person to divest himself of the securities, including, if necessary, the immediate purchase of the securities for cash at fair market value. Management believes that compliance by the Company with the licensing procedures and regulatory requirements of the Mississippi Commission will not affect the marketability of the Company's securities.

The Company may be required to disclose to the Mississippi Commission on request the identities of the holders of any debt securities. In addition, under the Mississippi Act, the Mississippi Commission may in its discretion (i) require holders of debt securities of registered corporations to file applications, (ii) investigate such holders and (iii) require such holders to be found suitable to own such debt securities. Although the Mississippi Commission generally does not require the individual holders of obligations such as notes to be investigated and found suitable, the Mississippi Commission retains the discretion to do so for any reason, including but not limited to a default or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Commission in connection with the investigation.

RCVP and BGI must maintain in Mississippi a current ledger with respect to the ownership of their equity securities and the Company must maintain a current list of stockholders in the principal office of RCVP, which list must reflect the record ownership of each outstanding share of any equity issued by the Company. The ledger and stockholder lists must be available for inspection by the Mississippi Commission at any time. If any securities of the Company are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company must also render maximum assistance in determining the identity of the beneficial owner.

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

The Mississippi legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees in Mississippi and corporations whose stock is publicly traded that are affiliated with those licensees may be injurious to stable and productive corporate gaming. The Mississippi Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upo Mississippi's gaming industry and to promote Mississippi's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Mississippi Commission before the Company may make exceptional repurchases of voting securities above the current market price (commonly called "greenmail") or before a corporate acquisition opposed by management may be consummated. Mississippi's gaming regulations will also require prior approval by the Mississippi Commission if the Company adopts a plan or recapitalization proposed by its board of directors opposing a tender offer made directly to the stockholders for the purpose of acquiring control of the Company.

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

If the Mississippi Commission decides that a licensed gaming subsidiary violated a gaming law or regulation, the Mississippi Commission could limit, condition, suspend or revoke the license of the subsidiary. In addition, the licensed subsidiary, the Company and the persons involved could be subject to substantial fines for each separate violation. The Mississippi Commission could also attempt to appoint a supervisor to operate the casino facilities. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's and RCVP's gaming operations or BGI's manufacturer and distributor operations, as the case may be.

License fees and taxes, computed in various ways depending on the type of gaming involved, are payable to the State of Mississippi and to the countries and cities in which a licensed gaming subsidiary's operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based on (i) a percentage of the gross gaming revenues received by the casino operation, (ii) the number of slot machines operated by the casino or (iii) the number of table games operated by the casino. The license fee payable to the State of Mississippi is based upon "gaming receipts" (generally defined as gross receipts less payouts to customers as winnings) and equals 4% of gaming receipts of $50,000 or less per month, 6% of gaming receipts over $50,000 and less than $134,000 per month, and 8% of gaming receipts over $134,000. The foregoing license fees are allowed as a credit against the Company's Mississippi income tax liability for the year paid. The gross revenue fee imposed by the City of Vicksburg, Mississippi, where RCVP's casino operations are located, equals approximately 4% of gaming receipts.

The Mississippi Commission has adopted a regulation requiring as a condition of licensing or license renewal that a gaming establishment's plan include a 500-car parking facility in close proximity to the casino complex and infrastructure facilities, which will amount to at least 25% of the casino cost. Management of the Company believes it is in compliance with this requirement.

In Mississippi, two referenda have been proposed which, if approved, would repeal legalized gaming in Mississippi and impose a two year period for all gaming operations to terminate. A Mississippi State Circuit Court ruled that the first of the proposed referenda was invalid because, among other reasons, it failed to include required information regarding its anticipated affect on state government revenues. Proponents of the referenda have filed an appeal with the Mississippi State Supreme Court to review the Circuit Court ruling. The second referendum proposal included the same language on government revenues as the first and similarly was ruled invalid by a Mississippi State Circuit Court on the same grounds as the first. Any such referendum may be resubmitted, but first must be approved by the Mississippi Secretary of State and signatures of approximately 98,000 registered voters must be gathered and certified by October 7, 1998, in order for the proposal to be included on the November 1999 ballot. If the October 7, 1998 deadline is not met, however, the proponents could attempt to place such a proposal on the November 2000 ballot or the ballot during another statewide election in subsequent years.

The sale of alcoholic beverages by the Rainbow Casino operated by RCVP is subject to the licensing, control and regulation by both the City of Vicksburg and the Alcoholic Beverage Control Division (the "ABC") of the Mississippi State Tax Commission. The Rainbow Casino area has been designated as a special resort area, which allows the Rainbow Casino to serve alcoholic beverages on a 24-hour basis. The ABC has the full power to limit, condition, suspend or revoke any license for the serving of alcoholic beverages or to place such a licensee on probation with or without conditions. Any such disciplinary action could (and revocation would) have a material adverse effect on the Rainbow Casino's operations. Certain officers and managers of the Rainbow Casino must be investigated by the ABC in connection with its liquor permits, and changes in certain positions must be approved by the ABC.

New Jersey. BGI has previously been licensed by the New Jersey Commission as a gaming-related casino service industry ("CSI") in accordance with the New Jersey Casino Control Act (the "Casino Control Act"). Due to the change of ownership of BGI as a result of the merger with Alliance Gaming Corporation, and by operation of state law, BGI's CSI license was deemed to have lapsed. Prior to the change of ownership of BGI and in anticipation of same, the Company submitted an application for qualification. The New Jersey Commission deemed the application complete and as a result thereof, since the merger, the Company's operations in New Jersey continue uninterrupted by full regulatory consent, to transactional waivers which have been granted by the New Jersey Casino Control Commission with consent of the New Jersey Division of Gaming Enforcement, and which the Company believes should continue to be granted by the New Jersey Casino Control
Commission on six-month blanket terms for parts and service and on a sale-by-sale basis for all other products pending final regulatory action on the Company's now pending application for CSI qualification.

In considering the qualifications of an applicant for a CSI license, the New Jersey Commission may require the officers, directors, key personnel, financial sources and stockholders (in particular those with holdings in excess of 5%) of the applicant and its holding and intermediary companies to demonstrate their qualifications. In this regard, such persons and entities may be investigated and may be required to make certain regulatory filings and to disclose and/or to provide consents to disclose personal and financial data. The costs associated
with  such   investigation  are  typically  borne  by  the  applicant.

Federal Registration. The operating subsidiaries of the Company that are involved in gaming activities are required to register annually with the Attorney General of the United States in connection with the sale, distribution or operation of gaming machines. All currently required filings have been made.

The United States Congress has created the National Gambling Impact and Policy Commission to conduct a comprehensive study of all matters relating to the economic and social impact of gaming in the United States. The enabling legislation provides that, not later than two years after the enactment of such legislation, the commission would be required to issue a report containing its findings and conclusions, together with recommendations for legislation and administrative actions. Any such recommendations, if enacted into law, could adversely affect the gaming industry and have a material adverse effect on the Company's business, financial condition or results of operations.

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

Germany. German legislative authorities regulate and monitor the wall machine industry so as to ensure certain manufacturing standards and the fairness of each machine to users. The most significant legislation presently affecting the wall machine industry relates to prescribed licensing procedures and the use, installation, operation and taxation of machines.

Wall machine manufacturers are dependent on the successful introduction of new products each year and currently are required to receive prior government approval for each new product introduction. Manufacturers are required to apply for licenses through an agency of the German Federal Ministry of Economics. Such agency maintains a policy of accepting only two licensing applications from an individual applicant at any given time. Bally Wulff, through affiliates and subsidiaries, is in a position to file up to six concurrent applications. After receiving a prototype of a machine for which the applicant seeks government licensing approval, the federal agency deliberates for periods that range from approximately 6 to 24 months. If that product is approved, the wall machine manufacturer is permitted to reproduce the sample machine initially submitted for government approval. Every wall machine carries with it a small license card that permits the machine to be operated for up to four years after the initial date of sale, after which it may not be used in Germany. In Germany, wall machines sold via the secondary market may be operated by a new owner but only for the residual time remaining on each machine's four-year life. In addition to licensing requirements for manufacturers, any person or entity that intends to operate a licensed wall machine must apply to local regulatory authorities for a license, which will not be granted by the authorities if facts justify the assumption that the applicant does not possess the requisite reliability. In this proceeding, the applicant must furnish a police certificate of conduct.

German legislation prohibits the public play of wall machines by people under 18 years old. Voluntary agreements among manufacturers and certain amusement game trade associations, among other things, restrict wall machine advertising and the ability of a player to play more than two machines at once, require all machines to carry visible warning notices and provide that every wall machine is automatically switched off for three minutes after one hour of continuous play.

The Spielverordnung (gaming ordinance) specifically governs wall machines. These regulations limit game payouts to DM 4.00 (approximately $2.22) per game, require a minimum payout percentage, detail where the machines may be installed, how many may be installed and by whom, which games are prohibited, the technical requirements of the machines and technical review and approval. Operators must comply with regulations that specify how many machines may operate within defined square foot areas (15 square meters per machine, with a maximum of ten machines per location). In taverns, restaurants, hotels and certain other establishments, no more than two gaming machines are permitted.

The Baunutzungsverordnung (Ordinance Regarding the Use of Real Estate) governs the zoning classification of land and the type and density of development within the various zoning classifications. Effective January 27, 1990, the Baunutzungsverordnung was amended to restrict the development of larger gaming halls to core commercial areas, limit the permissibility of smaller gaming halls in various types of mixed use zones and to ban gaming halls in most types of residential and all types of industrial use areas. Prior to the amendment, gaming halls, regardless of size, were generally allowed in core, business, mixed and industrial zones. In addition, on a case-by-case basis, each local zoning agency is authorized to exclude certain types of otherwise permissible uses, including gaming halls.

Subject to certain exceptions, a value-added tax (VAT) of 16% is generally assessed on the sale or supply of any goods and services in Germany. Since the total amount paid for particular goods or services is considered to be the gross price in calculating such tax, the actual rate is 13.79%. The basis for taxation is the cash remaining in the machines. The rule requiring a minimum payout percentage is applied to the amount remaining in the cash box net of such VAT Depending on the municipality in which machine is located, operators may also have to pay a monthly leisure tax on each machine of up to DM 600 (approximately $332). The government in the German state of North Rhine Westfalia recently modified regulations that permitted local municipalities to independently impose rate increases on taxes on gaming machine operators beginning January 1, 1999.

During fiscal 1996, Bally Wulff increased the amount of tax reserves by $1.0 million (to a total reserve of $1.4 million) as a result of developments in an ongoing quadrennial audit of Wulff's tax returns for the years 1988 through 1991. The German tax authorities have proposed preliminary adjustments which range from $1.4 million (which has been accrued) to $5.0 million. The German tax authorities have not yet issued the final assessment from their quadrennial audit.

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

The Company and its key personnel have obtained, or applied for, all government licenses, registrations, findings of suitability, permits and approvals necessary for the manufacture, distribution and, where permitted, operation of their gaming machines in the jurisdictions in which the Company does business. The Company and the holders of its securities may be subject to the provisions of the gaming laws of each jurisdiction where the Company or its subsidiaries are licensed or conduct business, including, without limitation, the States of Arizona, Colorado, Connecticut, Illinois, Indiana, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Missouri, Montana, Nevada, New Jersey, New Mexico, South Dakota, Wisconsin, and the local regulatory authorities within each such state as well as Australian, Canadian and other foreign gaming jurisdictions in which BGII and its subsidiaries are licensed or conduct business. As a result of the consummation of the Acquisition, the Company and its officers and directors have been required to apply for any government licenses, permits and approvals necessary or required by each of these jurisdictions.

Holders of common stock of an entity licensed to manufacture and sell gaming machines, and in particular those with holdings in excess of 5%, should note that local laws and regulations may affect their rights regarding the purchase of such common stock and may require such persons or entities to make certain regulatory filings, or seek licensing, findings of qualification or other approvals. ln some cases this process may require the holder or prospective holder to disclose or provide consents to disclose personal and financial data in connection with necessary investigations, the costs of which are typically borne by the applicant. The investigatory and approval process can take three to six months to complete under normal circumstances.

ITEM 2.  PROPERTIES

The  following  table sets forth  information  regarding  the  Company's  leased properties (exclusive of space leases in connection with its gaming device routes) as of June 30, 1998, all of which are fully utilized unless otherwise noted:
                                                                  Annual
                                                    Building      Rental
Location          Use                              Square Feet   Payments
                                                          (In 000s)

Las Vegas, NV     Subleased                           72,000    $  515
Las Vegas, NV     Nevada route operations             18,500       182
Las Vegas, NV     Advanced Product Development Group   7,100        85
Sparks, NV        Administrative offices and
                    warehousing                       38,300       274
Sparks, NV        Sales offices and warehousing       11,000       122
Absecon, NJ       Sales offices and warehousing       15,800        54
Carson City, NV   Proprietary gaming development       1,500        15
Biloxi, MS        Sales offices                        6,400        24
Golden, CO        Sales offices                        1,500        17
Rosemont, IL      Sales offices                        4,900        23
Dania, FL         Sales offices                        3,400        37
Elko, NV          Sales office and route operations    4,200        22
Laughlin, NV      Sales offices                          600         9
Atlantic City, NJ Administrative offices                 750         9
San Juan,
  Puerto Rico     Sales offices                        1,000        12
Sidney, Australia Sales offices                        1,700        56
Johannesburg, So. Sales offices                        1,000        28
Las Vegas, NV     Warehousing                        103,500       390
Berlin, Germany   Administrative offices and
                    manufacturing                    108,500       520
Hannover, Germany Administrative offices and
                    warehousing                       20,100       217
Sparks, NV        Route operations                    12,100        77
Carson City, NV   Route operations                     2,500         9
Winnemucca, NV    Route operations                     1,200         5
Pahrump, NV       Route operations                       800         5
Las Vegas, NV     Route location                       8,000       453
Las Vegas, NV (1) Ground lease                           ---       330
Sparks, NV (2)    Ground lease                           ---         5
Vicksburg, MS     Administrative offices               2,700        19
Vicksburg, MS     Administrative offices               1,200         9
New Orleans, LA   Louisiana route operations           6,000        57
Covington, LA     OTB operation                        2,500        36
Metairie, LA      OTB operation                       11,000        54
New Orleans, LA   OTB operation                        5,100        26

     (1) Lease  consists of ground lease for parking at the Trolley  Stop.
     (2) Lease consists of long-term land lease for parking at Rail City Casino.

The following table sets forth information regarding properties owned by the Company as of June 30, 1998, all of which are fully utilized unless otherwise noted:

                                             Building
Location          Use                       Square Feet
                                              (In 000s)
Las Vegas, NV     Administrative offices and
                  manufacturing   (a)         150,000
Reno/Sparks, NV   Casino (a)                   35,000
Vicksburg, MS     Casino                       24,000
Vicksburg, MS     Administrative offices        3,200
Vicksburg, MS     Vacant- Land                    ---
Las Vegas, NV     Tavern/Land                   5,000
No Las Vegas, NV  Land/Parking                    ---

(a) These facilities are mortgaged collateral for the Company's Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

In addition, the Company leases 21 bar and tavern properties that have been subleased to other operators in connection with its Nevada route operations. The properties range in size from approximately 1,750 square feet to 7,700 square feet. The remaining terms of the leases range from 10 months to 13 years with monthly payments ranging from approximately $1,800 to $10,500.

In addition to the principal facilities, the Company has 21 leased locations and two owned locations in Germany which are primarily used for sales and service offices as well as for warehousing purposes. The properties range in size from approximately 3,300 square feet to 14,200 square feet. The leased locations have terms of occupancy varying from 6 months to eight years with monthly payments ranging from approximately $1,000 to $9,000.

See Note 8 of Notes to Consolidated Financial Statements for information as to the Company's lease commitments with respect to the foregoing rental properties. The Company believes its facilities are suitable for its needs and the Company has no future expansion plans that would make these properties inadequate.

ITEM 3.  LEGAL PROCEEDINGS

Litigation

On September 25, 1995, BGII was named as a defendant in a class action lawsuit filed in Federal District Court in Nevada, by Larry Schreirer on behalf of himself and all others similarly situated. The plaintiffs filed suit against BGII and approximately 45 other defendants. Each defendant is involved in the gaming business as a gaming machine manufacturer, distributor, or casino operator. The class action lawsuit arises out of alleged fraudulent marketing and operation of casino video poker machines and electronic slot machines. The plaintiffs allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce people into playing their gaming machines based on a false belief concerning how those machines actually operate as well as the extent to which there is actually an opportunity to win on any given play. The plaintiffs allege that the defendants' actions constitute violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) and give rise to claims of common law fraud and unjust enrichment. The plaintiffs are seeking monetary damages in excess of $1.0 billion, and are asking that any damage awards be trebled under applicable Federal law. Management believes the plaintiffs' lawsuit to be without merit. The Company intends to vigorously pursue all legal defenses available to it.

In an action filed on December 2, 1996, the Company was named as a defendant in an action brought by Canpartners Investments IV and Cerberus Partners, in federal district court for the Southern District of New York relating to loan commitment letters from August 1995, contemplating that the plaintiffs would lend approximately $30 million to partially fund the Company's then pending hostile tender offer for BGII. In August 1998 the Company and the plaintiffs settled the litigation for approximately $2.0 million

The Company is also a party to various lawsuits relating to routine matters incidental to its business. Management does not believe that the outcome of such litigation, including the matters above, in the aggregate, will have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

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

                                             Price Range of
                                               Common Stock
                                              High      Low

      Fiscal Year Ended June 30, 1997
            1st Quarter                      $ 4.00   $ 2.00
            2nd Quarter                        4.38     3.00
            3rd Quarter                        4.56     3.38
            4th Quarter                        4.00     3.07

      Fiscal Year Ended June 30, 1998
            1st Quarter                       $6.31    $3.63
            2nd Quarter                        6.44     4.00
            3rd Quarter                        5.94     4.75
            4th Quarter                        5.37     3.87

As of September 8, 1998 the Company had approximately 1,700 holders of record of its Common Stock.

There is currently no established public trading market for the Company's Series E Special Stock.

The Company has never declared or paid cash dividends on its Common Stock. The indenture for the Company's 10% Senior Subordinated Notes (the "Indenture") and the credit agreement for the Company's credit facility each restrict the Company's ability to pay any dividends or make any other payment or distribution of any of its Restricted Subsidiaries' Equity Interests (as defined). The Company intends to follow a policy of retaining earnings, if any, to finance growth of its business and does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be at the sole discretion of the Board of Directors and will depend on the Company's profitably, ability to pay dividends under the terms of the Indenture and the Company's financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data have been derived from the audited financial statements of the Company. The table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto.

                                                    Fiscal Years Ended June 30,
                                            1994     1995(1)   1996(2)   1997(5)    1998
                                                 (In 000's, Except Per Share Amounts)
Statements of Operations Data
Revenues:
   Gaming equipment and systems            $    65  $    ---  $ 10,575  $134,734  $109,597
   Wall machines and amusement games           ---       ---     3,356   131,934    98,611
   Route operations                        102,830   106,854   109,938   127,028   148,507
   Casino operations                        20,159    25,134    48,509    51,450    60,657
                                           -------   -------   -------   -------   -------
                                           123,054   131,988   172,378   445,146   417,372

Costs and expenses:
   Cost of gaming equipment and systems         20       ---     7,213    84,496    61,684
   Cost of wall machines and amusement
     games                                     ---       ---     2,022    68,426    54,241
   Cost of route operations                 76,332    79,887    84,212    95,716   114,645
   Cost of casino operations                14,955    14,231    22,046    22,269    25,930
   Selling, general and administrative      23,334    28,649    31,640   109,474   102,096
   Depreciation and amortization             9,530     9,520    10,988    22,606    22,838
   Direct acquisition costs (3)                ---     1,669    55,843       ---       ---
   Unusual items                             6,351     2,293     5,498       700      (325)
                                           -------   -------   -------   -------    ------
                                           130,522   136,249   219,462   403,687   381,109
                                           -------   -------   -------   -------   -------
Operating income (loss)                     (7,468)   (4,261)  (47,084)   41,459    36,263

Other income (expense)
   Interest income                           2,084     2,798     1,571     1,620       813
   Interest expense                         (6,830)   (8,133)   (8,897)  (23,626)  (28,600)
   Rainbow royalty (4)                         ---      (810)   (4,070)   (4,722)     (587)
   Rainbow Royalty Buyout (4)                  ---       ---       ---       ---   (19,000)
   Minority interest                          (506)     (397)     (963)   (1,092)   (2,002)
    Other, net                                (167)      317       301       139     1,025
                                            ------      ----      ----     -----    ------

Income (loss) before income taxes          (12,887)  (10,486)  (59,142)   13,778   (12,088)
Income tax provision                          (241)     (265)     (755)   (7,993)   (3,185)
Income (loss) before extraordinary item    (13,128)  (10,751)  (59,897)    5,785   (15,273)
Extraordinary loss without tax benefit         ---       ---       ---       ---   (42,033)
Net income (loss)                          (13,128)  (10,751)  (59,897)    5,785   (57,306)

Special stock dividends                        ---       ---      (362)  (11,264)   (3,551)
Premium on repurchase/redemption of
   Series B Special Stock                      ---       ---       ---      (710)  (16,553)
Net loss applicable to common shares      $(13,128) $(10,751) $(60,259)  $(6,189) $(77,410)

Basic net loss per common share            $ (1.28)  $ (0.95)  $ (4.64)  $ (0.19)  $ (2.42)
                                          ========  ========  ========  ========  ========

Other Data
Operating income (loss) before unusual
   items and direct acquisition costs$      (1,117)   $ (299) $ 14,257  $ 42,159   $35,938


ITEM 6.  SELECTED FINANCIAL DATA (continued)

                                                           As of June 30,                                      .
                                               ---------------------------------------
                                            1994      1995     1996      1997(5)    1998
                                            ----      ----     ----      ------     ----
                                                            (In 000's)
Balance Sheet Data
Cash and cash equivalents and

  securities available for sale            $49,574   $37,414   $48,057   $28,924   $23,487
Working capital                             50,926    31,476   111,009   110,795   119,480
Total assets                               119,416   126,348   375,504   352,016   366,837
Total long term debt,
  including current maturities              90,726   101,397   191,344   173,839   325,953
Series B Special Stock                         ---       ---    51,552    58,981       ---
Total stockholders' equity (deficiency)     15,099     9,985    69,846    53,555  (23,748)

(1) The Company acquired the general partnership interest in the Rainbow Casino Vicksburg Partnership, L.P. (RCVP) on March 29, 1995 and began consolidating the results of RCVP on that date.

(2) The Company acquired BGII on June 18, 1996. Therefore the results of operations for the year ended June 30, 1996 include the results of operations of BGII for the last twelve days of that fiscal year. See note 2 to the Consolidated Financial Statements.

(3)Includes non-cash accounting loss on debenture conversion of $30.1 million in fiscal year 1996 as a result of the conversion of the Company's Convertible Debentures into equity securities.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity  and  Capital

Resources In August 1997 the Company completed a series of related transactions as described below (the "Refinancing") which consisted of the private placement of $150.0 million of Senior Subordinated Notes and the closing of $230.0 million of bank financing. The bank financing provides for (i) term loans in the aggregate amount of up to $140.0 million, comprised of a $75.0 million tranche with a 7 1/2-year term (the "Tranche B Term Loan"), a $40.0 million tranche with an 8-year term (the "Tranche C Term Loan") and a $25.0 million tranche with a 7 1/2-year term (the "Delayed Draw Term Facility," and together with the Tranche B Term Loan and the Tranche C Term Loan, the "Term Loan Facilities"); and (ii) a $90.0 million revolving credit facility with a 6-year term (the "Revolving Credit Facility"). The borrowing base for the revolving credit facility consists of eligible receivables and inventory, as defined in the credit agreement and at June 30, 1998 totaled $72.1 million.

As part of the Refinancing, the Company used the proceeds of the Senior Subordinated Note offering, together with borrowings under the Revolving Credit Facility and the Term Loan Facilities and cash on hand, to fund (a) the repurchase at a premium of substantially all of the Company's 12 7/8% Notes, plus accrued interest to August 8, 1997 totaling $183.7 million, (b) the redemption at liquidation value of all of the Company's Series B Preferred Stock on September 8, 1997 totaling $77.6 million, (c) the purchase from HFS Gaming Corporation of the right to receive royalty payments based on revenues of the Rainbow Casino and the purchase of related debt owed to an HFS affiliate, National Gaming Mississippi, Inc. on August 12, 1998 totaling $26.3 million and
(d) the payment of transaction fees and expenses totaling $16.5 million. Additionally, in July 1997 the Company redeemed the remaining balance of its 7 1/2 Convertible Debentures at a price of 104, or a total of $1.7 million.

On a pro forma basis for the year ended June 30, 1998, assuming the Refinancing had occurred on July 1, 1997, the Company would have reported net income available to common shares of $0.8 million and net income per share of $0.02 or a $2.44 improvement over the reported net loss per share of $2.42. In conjunction with the Refinancing, the Company incurred charges of approximately $77.6 million, including the $27.7 million premium on the repurchase of the 12 7/8% Notes, $16.6 million for the difference between the carrying value and the liquidation value of the Series B Preferred Stock and $19.0 million for the Rainbow Casino royalty buyout. On an ongoing basis the Company will continue to be highly leveraged and will have significant interest costs; however, in the near term the Company will have lower overall fixed costs and only limited principal payments required on its long-term indebtedness.

At June 30, 1998, the Company had $23.5 million in cash and cash equivalents and $37.1 million in unborrowed availability on its revolving lines of credit in accordance with borrowing base limitations in the credit agreement.
In addition the Company had working capital of approximately $119.5 million, an increase of approximately $8.7 million from June 30, 1997 which is explained below. Consolidated cash and cash equivalents at June 30, 1998 includes approximately $14.4 million of cash which is utilized in Casino and Route Operations which is held in vaults, cages or change banks.

The Credit Agreement for the bank financing has both financial and operational covenants. On August 31, 1998, the Company obtained a consent from its bank group which cured a technical default under the Credit Agreement related to the transfer of assets from a non-domestic subsidiary to a domestic subsidiary related to the formation of a wholly-owned subsidiary, Bally Gaming Africa Pty. Ltd., as well as a consent to a change in the definition of Restricted Payments to allow for an unrestricted amount of up to $7.0 million of Restricted Payments (as defined in the Credit Agreement). As of June 30, 1998 the Company is in compliance with these covenants. The Company is also in compliance with the operational covenants contained in the indenture for the Senior Subordinated Notes.

Management believes that cash flow from operating activities, cash and cash equivalents held and the $90.0 million Revolving Credit Facility, as limited by the borrowing base, will provide the Company with sufficient capital resources and liquidity. At June 30, 1998, the Company did not have any significant commitments for capital expenditures.

Working Capital

The following table presents the components of consolidated working capital at June 30, 1997 and 1998:

                                  Balances at June 30,
                                 1997      1998   Change
                                       (In $000's)

    Cash and cash equivalents              $28,924   $23,487   $(5,437)
    Accounts and notes receivable, net      87,701    93,459     5,758
    Inventories, net                        37,329    42,418     5,089
    Other current assets                     9,627    11,711     2,084
       Total current assets                163,581   171,075     7,494

    Accounts payable                        14,270    10,477     3,793
    Accrued liabilities                     37,392    39,122    (1,730)
    Current maturities of long-term debt     1,124     1,996      (872)
       Total current liabilities            52,786    51,595     1,191

       Net working capital                $110,795  $119,480    $8,685
                                          ========  ========    ======

The primary fluctuations contributing to the increase in working capital were: (i) reductions in accounts payable based on timing of payments, (ii) a net increase in accounts receivable resulting from the reversal of the provision for doubtful receivables related to the Alpha Hospitality obligation discussed below, partially offset by decreases in accounts receivable due to cash collections and lower revenues, (iii) an increase in inventory due to new product sales expected in the first quarter o fiscal year 1999, (iv) an increase in prepaid assets due to higher prepaid gaming taxes and insurance, (v) an increase in accrued liabilities due to higher accrued interest payable, (vi) the impact of foreign exchange fluctuations between the dollar and the deutschemark on all working capital categories, and (vii) the corresponding impact of the above listed items on cash and cash equivalents.

Cash Flow

During the year ended June 30, 1998, the Company used $8.7 million of cash in operating activities resulting from a net loss less an extraordinary loss and depreciation and amortization, offset by an increase in inventories primarily at Bally Gaming and Systems, increases in prepaid taxes and insurance, and a net reduction in accounts payable and accrued expenses and a net increase in accounts receivable.

During the year ended June 30, 1998, the Company used $25.1 million of cash in investing activities primarily resulting from $15.5 million in capital expenditures and cash payments made related to taking over the contracts of locations operated by several mid-sized route operators.

During the year ended June 30, 1998, $28.5 million was provided by financing activities. The refinancing transaction provided proceeds of $303.7 million, of which $175.8 million was used to repay outstanding debt, $77.6 million was used to repurchase the Series B Special Stock, and $44.2 million was used to pay other transaction fees and expenses. Additionally, during the year ended June 30, 1998, the Company had a net increase in borrowings on its credit line of $25.4 million.

The Company believes that the analysis of EBITDA is a useful adjunct to net income, cash flow and other GAAP measurements. However, this information should not be construed as an alternative to net income or any other GAAP measure of performance as an indicator of the Company's performance or to GAAP-defined cash flows generated by operating, investing and financing activities as an indicator of cash flows or a measure of liquidity.

Customer Financing Management believes that customer financing terms and leasing have become an increasingly important competitive factor for the Bally Gaming and Systems and Wall Machine and Amusement Games business units, respectively. Competitive conditions sometimes require Bally Gaming and Systems to grant extended payment terms on gaming machines, systems and other gaming equipment, especially for sales in emerging markets. While these financings are normally collateralized by such equipment, the resale valu of the collateral in the event of default may be less than the amount financed. Accordingly, the Company will have greater exposure to the financial condition of its customers in emerging markets than has historically been the case in established markets like Nevada and Atlantic City. Bally Wulff provides customer financing for approximately 15% of its sales and also provides lease financing to its customers. Lease terms are generally for six months, but are also available for 12 and 43 month terms.

Year 2000

The Year 2000 readiness issue,  which is common to most businesses,  arises from the inability of information systems, and other time and date sensitive products and systems, to properly recognize and process date-sensitive information on and beyond January 1, 2000. The result could create errors in information or system failures. Assessments of the potential cost and effects of Year 2000 issues vary significantly among businesses, and it is extremely difficult to predict the actual impact. Recognizing this uncertainty, management has and is continuing to actively analyze, assess and plan for various Year 2000 issues across its businesses.

The Year 2000 issue has an impact on both information technology ("IT") systems and non-IT systems, such as its manufacturing systems and physical facilities including, but not limited to, security systems and utilities. Although management believes that a majority of the Company's IT systems are Year 2000 ready, such systems still have to be tested for Year 2000 readiness. The Company plans to replace or upgrade those systems that are identified as non-Year 2000 ready during calendar 1999. Certain IT systems previously identified as non-Year 2000 compliant are being upgraded or replaced which should be complete by June 30, 1999. Non-IT system issues are more difficult to identify and resolve. The Company is actively identifying non-IT Year 2000 issues concerning its products and services, as well as its physical facility locations. As non-IT areas are identified, management formulates the necessary actions to ensure minimal disruption to its business processes. Management is in the process of engaging outside consultants to assist and advise management in this assessment process. Although management believes that its efforts will be successful and the costs will be immaterial to its consolidated financial position and results of operations, it also recognizes that any failure or delay could cause a disruption in its business and have a significant financial impact. To minimize this potential impact, the Company is actively planning and designing a contingency plan to support critical business processes.

The Company has also initiated efforts to ensure the Year 2000 readiness of its products and services. The Company is actively evaluating its strategy and legal obligations for any communication to its customers. As part of its assessment of current products and services, the Company is currently upgrading all Bally Systems SDS customers to version 7.0 software, for which the Company has developed a year 2000 compliance "patch" which is currently being distributed. The Company plans to have all customers upgraded to version 7.0 by December 1998, and have the patch installed by July 1999. The Company is currently shipping version 7.1 of the software, which is also year 2000 compliant. Customers are also being advised that the IBM or Unix operating systems they are using must also be upgraded to versions that are year 2000 compliant. Bally Systems has obtained the operating system upgrades from the vendors and has offered to assist users in installing the upgrade. The Company has also tested most of the products manufactured in the United states and Germany in recent years to determine compliance with Year 2000 and plans to advise customers what, if any, non-compliance issues exist before December 31, 1998.

Based upon the results of research and investigation, management will formulate further plans as necessary. The Year 2000 readiness of its customers varies, and the Company is encouraging its customers to evaluate and prepare their own systems. These efforts by customers to address Year 2000 issues may affect the demand for certain products and services; however, the impact to the revenue or any change in revenue patterns is highly uncertain.

The Company has also initiated efforts to assess the Year 2000 readiness of its key suppliers and business partners. The Company's direction in this effort is to ensure the adequacy of resources and supplies to minimize any potential business interruptions. Management plans to complete this part of its Year 2000 readiness plan in the earlier part of calendar 1999. As part of the Company's contingency plans, management will begin to identify and solidify relationships with and access to alternative suppliers and resources to ensure the support and continuation of its critical business operations.

The Year 2000 issue presents a number of other risks and uncertainties that could impact the Company, such as public utility failures, potential claims against it for damages arising from products and services that are not Year 2000 compliant, and the response ability of certain government and gaming commissions of the various jurisdictions where the Company conducts business. While the Company continues to believe the Year 2000 issues described above will not materially affect its consolidated financial position or results of operations, it remains uncertain as to what extent, if any, the Company may be impacted.

Results of Operations

The following table presents the Company's revenues, earnings before interest, taxes, depreciation and amortization ("EBITDA") and operating income by business unit:

                                                     Years Ended June 30,
                                              1996(a)        1997         1998
                                                         (In $000's)
       Revenues by business unit:
       Bally Gaming and Systems              $132,329     $134,734     $109,597
       Wall Machines and Amusement Games      107,094      131,934       98,611
       Route Operations                       109,938      127,028      148,507
       Casino Operations                       48,509       51,450       60,657
          Total Revenues                     $397,870     $445,146     $417,372

       EBITDA by business unit:
       Bally Gaming and Systems               $15,716      $16,671      $10,808
       Wall Machines and Amusement Games       13,376       29,719       18,661
       Route Operations                        16,691       20,200       24,577
       Casino Operations                       15,107       17,352       20,781
       Corporate expenses                     (17,108)     (19,177)     (16,051)
       Unusual item                            (8,827)        (700)         325
          Total EBITDA                        $34,955      $64,065      $59,101

       Operating income by business unit:
       Bally Gaming and Systems               $13,836      $10,616      $ 5,238
       Wall Machines and Amusement Games        7,628       23,332       13,094
       Route Operations                         9,268       13,082       16,432
       Casino Operations                       13,041       15,407       18,736
       Corporate expenses                     (19,759)     (20,278)     (17,562)
       Unusual items                           (8,827)        (700)         325
          Total Operating Income              $15,187      $41,459      $36,263

(a) To enhance the comparability, the operating results for 1996 are presented on a pro forma basis assuming the BGII acquisition had occurred prior to the start of the 1996 year. The acquisition of BGII actually occurred on June 18, 1996.

1998 Compared with 1997

Bally Gaming and Systems

For the year ended June 30, 1998, Bally Gaming and Systems reported revenues of $109.6 million, a decrease of 19%, compared to revenues of $134.7 million in the prior year. The decrease is due primarily to a 26% decrease in shipments of new gaming machines to approximately 13,400 units compared to shipments of approximately 18,200 in the prior year. The volume decline resulted primarily from customers delaying purchase until the upgraded products were made available in March 1998 and a lower number of new casino openings compared to the prior year. By market segment, Bally Gaming's unit sales for the current year consisted of approximately 3,300 units to the Nevada and Atlantic City markets, 6,600 units to international markets and 3,500 units to riverboats, Native American and other domestic markets. Bally Gaming reported revenues from the sale of new gaming machines of $68.9 million, a decrease of 29%, compared to $96.7 million in the prior year due to lower unit volume and a 3% decrease in the average selling prices of new machines due to a higher percentage of international sales which tend to be lower priced. Bally Systems reported revenues of $22.0 million, a decrease of 1%, compared to revenues of $22.3 million in the prior year period. Bally Systems revenues resulted primarily from shipments to new installations such as Casino Windsor, John Ascuaga's Nugget, Flamingo Hilton- Laughlin and Harrah's Cherokee Smokey Mountain.

For the year ended June 30, 1998, gross profit margins improved to 44% from 37% in the prior year period. The gross margin improvement resulted primarily from a greater proportion of higher margin Systems sales and lower provisions for inventory obsolescence in the current year period. Bally Gaming and Systems reported operating income of $5.2 million, a decrease of 51%, compared to operating income of $10.6 million in the prior year period. The operating income decrease resulted primarily from lower revenues and higher selling, general and administrative expenses, principally a $6.0 million increase in research and development, partially offset by the gross margin improvement.

Wall Machines and Amusement Games

For the year ended June 30, 1998, Wall Machines and Amusement Games reported revenues of $98.6 million, a decrease of 25%, compared to revenues of $131.9 million in the prior year. The decrease in revenues resulted primarily from a 24% decrease in shipments of new wall machine units, a 18% decrease in average selling price of new machines and a 13% decrease in amusement game revenues, partially offset by a 29% increase in leased wall machine revenues. The prior year period was favorably affected by a change in German regulations effective January 1, 1997, requiring all wall machines to have internal meters to track play. The currency translation impact of the fluctuation of the German mark versus the U.S. dollar reduced revenues by $12.2 million during the current year.

The Wall Machines and Amusement Games business unit continued to expand its leasing program whereby new wall machines are leased to customers pursuant to operating leases which provide a stream of revenues and cash flows over the term of the leases which range from six months to three and one half years. As of June 30, 1998, a total of 5,700 wall machines were deployed in the leasing program compared to 4,800 at June 30, 1997, an increase of 21%.

For the year ended June 30, 1998, gross profit margin decreased to 45% from 48% in the prior year. The gross margin decrease resulted primarily from the unfavorable impact of lower production volume at the Wall Machines and Amusement Games' production facility and an 18% decrease in average selling price for new wall machines, partially offset by an increase in higher margin lease revenue. Wall Machines and Amusement Games reported operating income of $13.1 million, a decrease of 44%, compared to $23.3 million in the prior year period. The decrease in operating income resulted primarily from the aforementioned decrease in revenues and gross margins, partially offset by a decrease in selling, general and administrative expenses, principally lower marketing costs, a lower provision for doubtful receivables and lower depreciation expense.

Route Operations

For the year ended June 30, 1998, the Route Operations business unit reported total revenues of approximately $148.5 million, an increase of 17%, compared to revenues of $127.0 million in the prior year. Revenues from Nevada route operations increased to approximately $127.4 million or 18% over the prior year. This improvement was attributable to an increase in the average net win per gaming machine per day of 3% to $53.70 from $52.40 in the prior year and an increase in the weighted average number of gaming machines during the current year of 14% to 6,460 units as compared to 5,660 units in the prior year. Gamblers' Bonus, a cardless slot players club and player tracking system, continued to have a favorable impact on the net win per day. As of June 30, 1998, the Gamblers' Bonus product was installed in over 2,000 gaming machines at approximately 180 locations statewide or 30% of its installed base of gaming machines. Revenues from route operations in Louisiana improved to $21.1 million, an increase of 12% compared to the prior year. This increase was the result primarily of an improvement in the net win per gaming machine per day of 4% to $77.40 from $74.10 in the prior year and a 7% increase in the average number of machines to 750 from 700 in the prior year.

For the year ended June 30, 1998, cost of revenues for Route Operations totaled $114.6 million, an increase of 20% compared to costs of $95.7 million in the prior year. As a percentage of revenues, costs of revenues increased to 77% from 75% in the prior year. Cost of revenues for Nevada route operations increased, as a percent of related revenues, to 79% from 77% in the prior year. The increase was due primarily to lower margins on new and renewed locations (due to competitive pressures) and higher payroll benefit costs coupled with an increase in direct labor costs associated with the recent contracts taken over from other route operators. Costs of revenues for route operations in Louisiana, as a percent of related revenues, remained relatively flat at 64% between periods as the increase in costs were in line with the increase in revenues. Cost of route revenues for Route Operations includes rents under both space lease and revenue sharing arrangements, gaming taxes and direct labor including payroll taxes and benefits.

For the fiscal year ended June 30, 1998, the Route Operations business unit reported operating income of $16.4 million, an increase of 26% compared to operating income of $13.1 million in the prior year. The operating income improvement resulted from the aforementioned increase in revenues, an improvement in selling, general, and administrative expenses as a percentage of revenues, and a lower provision for doubtful receivables for the Nevada route operations, partially offset by the aforementioned increase in operating costs as a percentage of revenues and an increase in depreciation as the result of the increased number of gaming machines deployed.

Casino Operations

For the year ended June 30, 1998, the Casino Operations business unit reported revenues of $60.7 million, an increase of 18%, compared to revenues of $51.5 million in the prior year. This improvement is due to a 19% increase in revenues at the Rainbow Casino and a 14% increase in revenues at the Rail City Casino. The improvement at the Rainbow Casino was attributable to an increase in the average gaming machine net win per day of 14% to $150 from $131 in the prior year. The improvement at the Rail City Casino was attributable to the enhanced marketing programs including the new Rail City Casino Players Club which led to an increase in the average gaming machine net win per day of 23% to $60 from $49 in the prior year.

For the year ended June 30, 1998, the cost of revenues for Casino Operations increased 16% to $25.9 million compared to $22.3 million in the prior year. As a percentage of revenues, the costs of revenues remained relatively flat at 43% for both periods. As a percent of related revenues, cost of revenues for the Rainbow Casino remained relatively flat at 37% between periods as the increase in costs were in line with the increase in revenues.. Cost of revenues for the Rail City Casino, as a percent of related revenues, improved to 62% from 64% in the prior year due primarily to the achievement of higher revenues without a corresponding increase in direct gaming costs. Cost of casino revenues includes cost of goods sold, gaming taxes, rent and direct labor including payroll taxes and benefits.

For the year ended June 30, 1998, the Casino Operations business unit reported operating income of $18.7 million, an increase of 22%, compared to operating income of $15.4 million in the prior year. The operating income improvement is due primarily to the aforementioned increase in revenues while both operating costs and selling, general and administrative costs, as percentages of revenues, remained flat between periods.

Unusual Items

During the year ended June 30, 1998, the Company recorded the following unusual items:

(1) The Company settled a dispute with Alpha Hospitality and General Electric Credit Corporation concerning certain customer notes receivable on which the Company had certain recourse obligations. The Company contributed $2.5 million to the final settlement with the holder of the notes, and reversed $6.0 million of reserves previously established for these recourse obligations. In addition, as part of the settlement the Company became the sole owner of approximately 566,000 shares of Alpha Hospitality common stock which trades on the NASDAQ Small Cap market. Pursuant to the limitations provided for in the settlement agreement, the Company has sold 235,000 shares of Alpha Hospitality through June 30, 1998.
(2) As a result of settling a dispute over the exclusive use of certain technologies and changes in gaming regulations, the Company evaluated the cash flow of certain of its technology assets, in accordance with the provisions of Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," and determined certain items met the definition of having become impaired. During the year ended June 30, 1998 the Company recorded write-downs totaling $2.8 million for these items.
(3) The Company accrued $0.7 million for the present value of contractual payments due to a former member of the board of directors who was not re-elected to the board at the December 1997 annual shareholders meeting.
(4) The Company accrued $0.6 million as restructuring charges for Bally Gaming and Systems.
(5) The Company recorded a $1.6 million charge for final settlement of litigation related to the acquisition of BGII.

During the year ended June 30, 1997, the Company incurred $0.7 million in unusual items related primarily to separation costs of Alliance personnel subsequent to the BGII acquisition.

Consolidated

Total revenues for the year ended June 30, 1998 were approximately $417.4 million, a decrease of 6% compared to revenues of $445.1 million in the prior year. The decrease is primarily due to the decreases in revenues at the Bally Gaming and System and Wall Machines and Amusement Games business units, partially offset by the increases in revenues at the Route Operations and Casino Operations business units.

Cost of revenues for the year ended June 30, 1998 was approximately $256.5 million, a decrease of 5% compared to costs of $270.9 million in the prior year. This decrease is due to the decreases in costs at the Bally Gaming and System and Wall Machines and Amusement Games business units, partially offset by increases in costs at the Route Operations and Casino Operations business units. Cost of revenues as a percentage of total revenues increased slightly to 62% from 61% in the prior year period.

Selling, general and administrative expenses for the year ended June 30, 1998 were approximately $86.3 million, a decrease of 13% compared to costs of $99.5 million in the prior year. This decrease is due to the decreases in expenses at the Bally Gaming and Systems, Wall Machines and Amusement Games and Route Operations business units, a decrease in corporate administrative costs, principally lower payroll and related expenses, and a lower provision for doubtful receivables, partially offset by an increas in expenses at the Casino Operations business unit.

Research  and  development   costs  for  the  year  ended  June  30,  1998  were
approximately $15.8 million, an increase of 59% compared to costs of $10.0 million in the prior year. This increase is due to an increase in costs at the Bally Gaming and Systems business unit to develop and support a greater number of products, partially offset by a decrease in costs at the Wall Machines and Amusement Games business unit.

Depreciation and amortization for the year ended June 30, 1998 was $22.8 million, an increase of 1% compared to depreciation and amortization of $22.6 million in the prior fiscal year. This increase is due primarily to an increase in amortization of deferred financing costs and an increase in depreciation related to the growth in the number of gaming machines deployed for the Route Operations, partially offset by a decrease at the Wall Machines and Amusement Games business unit.

As a result of the refinancing transaction, the Company recorded an extraordinary loss of $42.0 million, which included $27.7 million for the premium on the 12 7/8% Senior Notes, $5.0 million in transaction fees and expenses, and $9.3 million for the write-off of deferred financing costs. The Company also recorded a $19.0 million charge for the cost of the Rainbow Royalty Buyout. Additionally, the Company recorded a $16.6 million charge to equity and a corresponding increase in the net loss applicable to common shares for the difference between the carrying value and the liquidation value of the Series B Special Stock, all of which was redeemed on September 8, 1997 at the liquidation price of $100 per share, plus accrued dividends.

Interest Income and Expense and Income Taxes

Net  interest  expense  in the year  ended  June 30,  1998,  increased  to $27.8 million, an increase of 26% compared to the net interest expense of $22.0 million in the prior year. The increase is primarily due to a higher level of debt resulting from the Company's new 10% Senior Subordinated Notes due 2007 and the Term Loan Facilities and revolving credit facility which replaced the Company's 12 7/8% Senior Secured Notes and the 15% Series B Special Stock as part of the refinancing of the Company's capital structure completed in September 1997, resulting in substantially lower overall fixed charges.

The Company recorded an income tax provision of $3.2 million in the year ended June 30, 1998, compared to a provision of $8.0 million in the prior year. The current year provision is due primarily to income taxes for the Wall Machines and Amusement Games business unit and domestic state income taxes. At June 30, 1998, the Company has net operating loss carry forwards for federal income tax purposes of approximately $44.2 million which are available to offset future federal taxable income, if any, expiring in the years 2007 through 2013. At June 30, 1998 the Company has foreign tax credit carry forwards of approximately $12.8 million and alternative minimum tax credit (AMT) carry forwards of approximately $1.7 million. Foreign tax credits are available to offset future taxes due in the U.S. on future foreign taxable income and expire between 1999 and 2003 unless utilized prior to such time. AMT credits are available to be carried forward indefinitely and may be utilized against regular U.S. corporate tax to the extent it does not exceed computed AMT calculations. In addition, approximately $21.3 million of the net operating loss carryforwards are limited to annual utilization of $4.7 million per year subject to certain carryover provisions pursuant to Section 382 of the Internal Revenue Code.

1997 Compared with 1996

General

To enhance the comparability for the following discussion of the results of operations, the operating results for 1996 are presented on a pro forma basis assuming the BGII acquisition had occurred prior to the start of the 1996 year. The acquisition of BGII actually occurred on June 18, 1996.

Bally Gaming and Systems

For the year ended June 30, 1997, Bally Gaming and Systems reported revenues of $134.7 million, an increase of 2%, compared to revenues of $132.3 million in the prior year. Bally Gaming and Systems reported shipments of approximately 18,200 new gaming machines, an increase of 1% compared to shipments of approximately 18,000 in the prior year. The volume improvement resulted primarily from a general increase in replacement demand from existing casinos offset by a lower number of new casino openings in the year ended June 30, 1997. By market segment, Bally Gaming's unit sales for the current year consisted of approximately 8,300 units to the Nevada and Atlantic City markets, 7,600 units to international markets and 2,300 units to riverboats, Native American and other domestic markets. Bally Gaming and Systems reported revenues from the sale of new gaming machines of $96.7 million, an increase of 6%, compared to $91.3 million in the prior year due to higher unit volume and higher average selling prices of ne machines. Bally Systems reported revenues of $22.3 million, an increase of 22%, compared to revenues of $18.2 million in the prior year period. Bally Systems revenue improvement resulted primarily from increased shipments to new installations such as New York-New York, Casino Niagara, Casino Rama, and the Harrah's Riverboat and Players Island Casinos in St. Louis.

For the year ended June 30, 1997, gross profit margins improved to 37% from 35% in the prior year period. The gross margin improvement resulted primarily from a higher average sales price for new machines and the impact of higher Bally
Systems sales. Bally Gaming and Systems reported operating income of $10.6 million, a decrease of 23%, compared to operating income of $13.8 million in the prior year period. The operating income decrease resulted primarily from greater selling, general and administrative expenses (including higher research and development costs) and the impact of greater depreciation expense from amortizing goodwill and other intangibles as a result of the BGII acquisition, partially offset by the aforementioned revenue and gross margin increases.
Wall Machines and Amusement Games

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

Route Operations

For the year ended June 30, 1997, the Route Operations business unit reported total revenues of approximately $127.0 million, an increase of 16%, compared to revenues of $109.9 million in the prior year. Revenues from Nevada route operations increased approximately $15.0 million (16%) over the prior year. This increase was attributable to an increase in the average net win per gaming machine per day of 8% to $52.40 from $48.60 in the prior year and an increase in the weighted average number of gaming machines during the current year of 7% to 5,660 units as compared to 5,290 units in the prior year. Gamblers' Bonus, a cardless club and player tracking system launched in December 1995, had a favorable impact on the net win per day. As of June 30, 1997, the Gamblers' Bonus product was installed in approximately 1,500 gaming machines at 130 locations statewide. Revenues from route operations in Louisiana increased $2.0 million (12%) primarily as a result of an improvement in the net win per gaming machin per day of 8% to $74.10 from $68.50 in the prior year and a 3% increase in the average number of machines to 700 from 680 in the prior year.

For the year ended June 30, 1997, cost of revenues for Route Operations totaled $95.7 million, an increase of $11.5 million (14%) compared to the prior year. As a percentage of revenues, costs of revenues improved to 75.4% from 76.6% in the prior year. Cost of revenues for Nevada route operations increased 14% as compared to the prior year, but, as a percent of related revenues, improved to 77.3% from 79.0% in the prior year due primarily to higher revenues while costs associated with new and renewed contracts remained relatively flat. Costs of revenues for route operations in Louisiana increased 13% primarily as a result of the increase in revenues. As a percent of related revenues, cost of revenues for route operations in Louisiana increased to 64.2% from 63.3% in the prior primarily due to a slight increase in the percentage of revenues paid to the Fairgrounds Racetrack. Cost of route revenues for Route Operations includes rents under both space lease and revenue sharing arrangements, gaming taxes and direct labor, including payroll taxes and benefits.

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

For the year ended June 30, 1997, the cost of revenues for Casino Operations increased 13% to $22.3 million compared to $19.8 million in the prior year excluding cost of revenues from closed casinos and taverns. As a percentage of revenues, the costs of revenues improved slightly to 43.3% compared to 43.6% in the prior year. As a percent of related revenues, cost of revenues for the Rainbow Casino increased to 37.1% from 36.4% in fiscal 1996 primarily due to increased costs associated with taking over operations at the newly remodeled restaurant. Cost of revenues for the Rail City Casino, as a percent of related revenues, improved to 64.1% from 64.7% in the prior year due primarily to higher revenues while direct costs remained relatively stable. Cost of casino revenues includes cost of goods sold, gaming taxes, rent and direct labor including taxes and benefits.

For the year ended June 30, 1997, the Casino Operations business unit reported operating income of $15.4 million, an increase of 14%, compared to operating income of $13.5 million in the prior year excluding operating from closed casinos and taverns. The operating income improvement resulted from the aforementioned increase in revenues and reduced operating costs as a percentage of revenues, partially offset by an increase in selling, general and administrative costs, principally due to increased marketin efforts at both locations. The Rainbow Casino royalty fees paid to HFS during the fiscal year ended June 30, 1997 totaled $4.7 million.

Revenues and Expenses for Closed Casinos and Taverns

During the year ended June 30, 1996, the Company disposed of or terminated operations at several small casinos and taverns as these operations were not deemed to be compatible with the Company's long-term strategy. No revenues or expenses were reported for these properties in the fiscal year ended June 30, 1997. For the fiscal year ended June 30, 1996, revenues for these properties are included in Casino Operations revenues and totaled $3.1 million. The related costs of revenues are included in cost of Casino Operations and totaled $2.3 million. The related selling, general and administrative expenses totaled $1.1 million.

Consolidated

The following discussion of the Company's consolidated results of operations for the year ended June 30, 1997 is presented in comparison to the actual consolidated results of operations for the prior year which include the results of operations of the Bally Gaming and Systems and Wall Machines and Amusement Games business units for only the last twelve days of the year ended June 30, 1996.

Total revenues for the year ended June 30, 1997 were approximately $445.1 million, an increase of $272.7 million (158%) over revenues of $172.4 in prior year. This increase is primarily due to the incremental revenues of $252.7 million from Bally Gaming and Systems sales and Wall Machines and Amusement Games sales, as well as the aforementioned increases in revenues at both the Route Operations and Casino Operations business units.

Cost of revenues for the year ended June 30, 1997 were approximately $270.9, an increase of $155.4 million (135%) compared to $115.5 in prior year. This increase is due to the incremental cost of revenues of $143.7 million and from Bally Gaming and Systems sales and Wall Machines and Amusement Games sales, as well as the aforementioned increases in cost of revenues at both the Route Operations and Casino Operations business units.

Selling, general and administrative expenses for the year ended June 30, 1997 were approximately $99.5 million, an increase of $68.2 million (218%) compared to costs of $31.3 for the prior year. This increase is due to the impact of including the Bally Gaming and Systems and the Wall Machines and Amusement Games business units expenses for the entire year and higher legal and professional fees in the current year, partially offset by cost savings such as elimination of certain duplicative costs.

Research and development costs for the year ended June 30, 1997 were $10.0 million, an increase of $9.6 million from the prior year. The increase was due to the impact of including the research and development costs of the Bally Gaming and Systems and the Wall Machines and Amusement Games business units for the entire year.

Depreciation and amortization for the fiscal year ended June 30, 1997 was $22.6 million, an increase of 105% compared to depreciation and amortization of $11.0 million in the prior fiscal year. This increase is due to the inclusion of Bally Gaming and Systems and Wall Machine and Amusement Game depreciation and amortization in the entire fiscal year, higher depreciation and amortization in the Route Operations business unit and the impact of amortizing goodwill and other intangibles resulting from the BGI acquisition.

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

Risk Factors

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The information contained in this Form 10-K and the Company's other filings with the Securities Exchange Commission may contain "forward-looking" statements within the meaning of section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Act of 1933, as amended, and is subject to the safe harbor created thereby. Such information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward looking statements herein. Future operating results may be adversely affected as a result of a number of factors. Set forth below are certain important factors that could cause actual results to differ materially from those in such "looking forward" statements.

High Leverage; Ability to Service Debt

After the completion of the Refinancing, the Company has a substantially increased amount of indebtedness. As of June 30, 1998 the aggregate outstanding principal amount of the Company's long-term indebtedness including current maturities was $326.0 million. The Company also has available to it up to $37.1 million in unborrowed capacity under the Revolving Credit Facility. On a pro forma basis after giving effect to the Refinancing (assuming the Refinancing occurred June 30, 1997) and the use of proceed thereof, the Company's ratio of earnings to fixed charges (excluding the imputed fixed charges for contingent rental expense related to revenue-sharing agreements in its Route Operations of approximately $23.0 million annually) would have been 1.1x for the year ended June 30, 1998. The Company had a net capital deficiency at June 30, 1998 of $23.7 million.

The Company's credit facility and indenture contain a number of significant covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries to dispose of assets, incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests (as defined) or subordinated indebtedness, issue or sell equity interests of the Company's subsidiaries (as defined), engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. There can be no assurance that such restrictions will not adversely affect the Company's ability to finance its future operations or capital needs or engage in other business activities that may be in the interest of the Company. In addition, the new credit facility also requires the Company to maintain compliance with certain financial ratios. The ability of the Company to comply with such ratios may be affected by events beyond the Company's control. A breach of any of these covenants or the inability of the Company to comply with the required financial ratios could result in a default under the new credit facility. In the event of any such default, the lenders under the new credit facility could elect to declare all borrowings outstanding under the new credit facility, together with accrued interest and other fees, to be due and payable, to require the Company to apply all of its available cash to repay such borrowings or to prevent the Company from making debt service payments on the Senior Subordinated Notes, any of which would be an event of default under the Senior Subordinated Notes. If the Company were unable to repay any such borrowings when due, the lenders could proceed against their collateral. If the indebtedness under the new credit facility or the Notes were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay such indebtedness in full.

The Company's obligations to make principal and interest payments on outstanding indebtedness, and to comply with the covenants in the Indenture and the agreements governing borrowings under the new credit facility, will have several important effects on its future operations including the following: (i) the portion of the Company's cash flow from operations which will be dedicated to the payment of principal and interest on its indebtedness will not be available for other purposes; (ii) certain of the Company's borrowings are at variable rates of interest, which could result in higher expense in the event of increases in interest rates; (iii) the Company may be more vulnerable to downturns in its business or in the general economy and may be restricted from making acquisitions, introducing new technologies or exploiting business opportunities; and (iv) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, general corporate or other purposes may be impaired. Additionally, the Company's ability to meet its debt service obligations and to reduce its total debt will be dependent upon the Company's future performance, which will be subject to general economic and regulatory conditions and to financial, business and other factors affecting the operations of the Company, many of which are beyond its control.

No assurance can be given that the Company will be able to generate the cash flow necessary to permit the Company to meet its fixed charges and repayment obligations. Any inability of the Company to service its fixed charges and repayment obligations would have a significant adverse effect on the Company.

Operating History--Recent Losses

The Company incurred a net loss of $59.9 million (including $55.8 million of costs related to the BGII acquisition) for the year ended June 30, 1996, net income of $5.8 million for the year ended June 30, 1997 and a net loss of $57.3 million (including $61.0 million of costs related to the Refinancing) for the fiscal year ended June 30, 1998. During the year ended June 30, 1998, the Bally Gaming and Systems and Wall Machine and Amusement Games business units experienced a decrease in revenues of 19% and 25%, respectively, which adversely effected the Company's financial results from operations. There can be no assurance that the Company will be profitable, and that there will not be similar or other unusual or non-recurring charges, in the future.

Competition

Bally Gaming and Systems. The market for gaming machines is extremely competitive, and there are a number of established, well-financed and well-known companies producing machines that compete with each of Bally Gaming's product lines in each of Bally Gaming's markets. The domestic market for gaming machines is dominated by a single competitor, International Game Technology ("IGT"), with a number of smaller competitors in the field. In addition, certain technology-oriented companies have recently entere or may enter the gaming machine market. Management believes that some of these competitors have greater capital resources than the Company. Competition among gaming machine manufacturers, particularly with respect to sales of gaming machines into new and emerging markets, is based on competitive customer pricing and financing terms, appeal to the player and quality of the product, and having an extensive distribution and sales network. Sales to established casinos in Nevada normally require completion of a successful trial period for the machines in the casino.

The competition for the computerized monitoring systems designed and sold by Systems currently consists of IGT, Casino Data Systems and, to a lesser extent, Acres Gaming, Inc., Gaming Systems International, Inc., Mikohn Gaming Corporation and Logical Solutions International. Competition is keen in this market due to the number of providers and the limited number of casinos and the jurisdictions in which they operate. Pricing, product feature and function, accuracy, and reliability are all main factors i determining a provider's success in selling its system. Systems believes the future success of its operations will be determined by its ability to bring new and innovative products to the marketplace while at the same time maintaining the base of loyal existing customers.

Wall Machines and Amusements Games. Germany's wall machine manufacturing industry is dominated by Bally Wulff and two of its competitors. Management believes these three entities collectively account for more than 95% of the entire market for wall machines (which exists almost exclusively in Germany). Bally Wulff's two major competitors have greater resources than the Company and own and operate a significant number of arcades, which gives them a competitive advantage arising from a built-in market for their games and the ability to test market new games in their own arcades. In addition, wall machines compete for floor space in arcades with token machines, which are not subject to the strict German licensing requirements governing wall machines.

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

Casino Operations. The operation of casinos is also a highly competitive business. The principal competitive factors in the industry include the quality and location of the facility, the nature and quality of the amenities and customer services offered and the implementation and success of marketing programs. In Sparks, Nevada, the principal competition for the Company's operations comes from larger casinos focusing on the local market. The Company's Rainbow Casino in Vicksburg, Mississippi faces intense direct competition from other gaming facilities serving this market. Competition from casinos in nearby locations may also be reducing the market area from which Vicksburg casinos draw most of their patrons. Moreover, additional potential gaming sites remain in and around Vicksburg and Sparks; some of these sites may be closer to larger population centers and, if developed, might enjoy a competitive advantage over the Company's casinos. In August 1997 it was announced the Lady Luck Gaming Corporation and Horseshoe Gaming, LLC were going to form a joint venture to develop a project that would include a dockside casino, hotel and related amenities. Previously, Horseshoe Gaming, LLC had announced a casino hotel and auto racing complex on the Big Black River which is between Vicksburg and Jackson, Mississippi. The legality of that site for gaming is currently in litigation. At this time management does not know which, if any, of these sites will be developed. Both of these projects will be contingent on several factors including regulatory approval and financing.

Product Development

The future success of the Company depends to a large extent upon its ability to design, manufacture and market technologically sophisticated products that achieve high levels of player acceptance. The development of a successful new product or product design by a competitor could adversely affect sales of the Company's products and force it to attempt to respond quickly with its own competing products. Response speed is lower in jurisdictions requiring product approvals prior to commercialization. The Company's plans with respect to the introduction of more sophisticated technology into the electronic gaming machine market are designed to lead to an increase in market share and profitability for the Company. However, there is no assurance that any such products will be developed, or that if developed they will receive necessary regulatory approvals or be commercially successful. Although the Company is developing a number of new products, there can be no guarantee of commercial acceptance of any of it products.

The gaming industry is employing new technology in many new areas, and the Company and its competitors continue to file for patents protecting such technologies. Although the Company is not aware of any patent violations, there can be no assurances that patents currently pending may be determined to have infringed upon an existing patent held by a third party.

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

Gaming was previously licensed by the New Jersey Commission as a gaming-related casino service industry, which is required by the New Jersey Casino Control Act in order for the Company to sell gaming devices and systems in New Jersey. Due to the change of ownership of Bally Gaming as a result of the BGII acquisition, Bally Gaming's New Jersey license was invalidated. Prior to the change of ownership of Bally Gaming and in anticipation of same, the Company submitted an application for casino service industry licensure. The New Jersey Commission deemed the application complete and, as a result, since the BGII acquisition the Company's operations in New Jersey have continued uninterrupted pursuant to transactional waivers which have been granted by the New Jersey Commission on a six-month blanket basis for parts and service and on a sale-by-sale basis for all other products pending final action on the Company's license application.

The Company's business is dependent on regulatory requirements. For example, recurring demand exists for Bally Wulff's products because German regulations limit the permissible use of wall machines to a period of four years. A change in applicable regulations could adversely affect the market for the Company's products and services.

The Company has benefited from the growth in population in Nevada, as with growth more gaming venues are created. Certain local politicians have proposed limiting or curtailing the number or type of venues where gaming is authorized.

The Company currently has an agreement with Fair Grounds Corporation, Jefferson Downs Corporation and Finish Line Management Corporation to be the exclusive operator of video poker machines at the only racetrack and ten associated OTBs in the greater New Orleans area. On November 5, 1996 voters in Louisiana approved a proposition to allow video poker to continue in six of the seven parishes in which the Company operates off-track betting locations in the greater New Orleans area. In addition, voters approved video poker in three parishes in the greater New Orleans area where the Company currently does not operate. In the one parish in which the Company operates where video poker was voted down, the Company will be allowed to continue to conduct business through June 30, 1999. For the year ended June 30, 1998, the two off-track betting locations in this parish accounted for $2.2 million of revenues and approximately 9% of operating income of the Company's Route Operations in Louisiana or less than 1 of the Company's operating income. These operations also depend on the financial viability of the racetrack, which is beyond the control of the Company. See "Business--Gaming Regulations and Licensing".

Gaming Taxes and Value Added Taxes

Gaming operators are typically subject to significant taxes and fees in addition to corporate income taxes, and such taxes and fees are subject to increase at any time. Any material increase in these taxes or fees, which could occur prospectively or retroactively, would adversely affect the Company. Sales of Bally Wulff's products in Germany are generally subject to value added taxes ("V.A.T."). During 1995, Bally Wulff increased the amount of V.A.T. reserves by $1.0 million as a result of development to date in an ongoing quadrennial audit of Bally Wulff's tax returns for the years 1988 through 1991. The German tax authorities have proposed preliminary adjustments which range from approximately $1.4 million (which has been accrued) to approximately $5.0 million. The government in the German State of North Rhine Westphalia recently modified its regulations that permit local municipalities to independently impose additional taxes on gaming machine operators beginning January 1, 1999. In the past, the imposition of tax rate increases has adversely affected Bally Wulff's sales. There can be no assurance that municipalities will not impose new taxes or raise existing taxes in the future.

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

Currency Rate Fluctuations

The company derives revenues from its non-U.S. subsidiaries, all of which revenues are denominated in their local currencies, and their results are affected by changes in the relative values of non-U.S. currencies and the U.S. dollar. Most of the currencies in countries in which the Company has foreign operations weakened versus the U.S. dollar in 1997 and 1998, which resulted in assets and liabilities denominated in local currencies to be translated into fewer dollars. The currency rate changes also resulted in an unfavorable impact on consolidated revenues of approximately $12.1 million or 3% and $12.2 million or 3% and on operating income (loss) of $2.2 million or 5% and $1.6 million or 4% during the years ended June 30, 1997 and 1998, respectively. Transaction losses, resulting from transactions denominated in currencies other than the functional currencies of the Company or its subsidiaries, totaled less than $1.0 million for each of the years ended June 30, 1997 and 1998. The Company does not currently utilize hedging instruments.

Market risks

During the normal course of business the Company is routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest and currency rate movements, collectibility of accounts and notes receivable, and recoverability of residual values on leased assets. The Company constantly assesses these risks and has established policies and practices to protect against the adverse effects of these and other potential exposures. Although the Company does not anticipate any material losses in these risk areas, no assurances can be made that material losses will not be incurred in these areas in the future.

The Company has performed a sensitivity analysis of its financial instruments which consist of the Company's cash and cash equivalents and debt. The Company has no derivative financial instruments. In performing the sensitivity analysis, the Company defines risk of loss as the hypothetical impact on earnings, resulting from changes in the market interest rates or currency exchange rates.

The results of the sensitivity analysis at June 30, 1998, are as follows:

Interest Rate Risk:

The Company had total debt as of June 30, 1998 of $326.0 million, of which $139.1 million of borrowings under the Term Loan Facilities and $22.7 million of borrowings on the Revolving Credit Facility are at a floating rate based on LIBOR and $12.3 million of German borrowings on revolving credit facilities are at a floating rate based on the Eurodeutschmark borrowing rate. Although the maturity dates for these borrowings are in excess of five years, the Credit Agreement generally requires that the Compan borrow in individual tranches, each not to exceed six months, which subjects the Company to interest rate risks. If the LIBOR and Eurodeutschmark rates were each to increase or decrease by 100 basis points, with all other factors remaining constant, earnings would decrease or increase by approximately $1.8 million on a pre-tax basis, all other factors remaining constant.

Foreign Currency Exchange Rate Risk:

The Company has subsidiaries with the following functional currencies: German Deutschemark, Australian Dollar and South African Rand, although the only subsidiaries currently with material amounts of assets, liabilities and revenues are in Germany. If the German deutschemark was to decline 10 percent against the U.S. dollar, there be a corresponding decrease in earnings reported in the consolidated group, when compared to the equivalent level of German deutschemark earnings, of approximately $0.9 million. Such a change in the German deutschemark would result in an immaterial transaction loss, but would result in a charge to the cumulative translation account, which is a component of stockholder's equity, of approximately $7.3 million, all other factors remaining constant.

ITEM 7A. QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 6 of this Report- "Risk Factors- Currency Rate Fluctuations and Market Risks."

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

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this report:                            Page

1.    Financial Statements:

      Independent Auditors' Report                                        F-1

      Consolidated Balance Sheets as of June 30, 1997 and 1998            F-2

      Consolidated Statements of Operations for the Years Ended
        June 30, 1996, 1997 and 1998                                      F-3

      Consolidated Statements of Stockholders' Equity for the Years
        Ended June 30, 1996, 1997 and 1998                                F-4

      Consolidated Statements of Cash Flows for the Years Ended
        June 30, 1996, 1997 and 1998                                      F-5

      Notes to Consolidated Financial Statements                          F-6

2.    Consolidated Supplemental Schedules:

            Not applicable.

3.    Exhibits:

Exhibit
Number     Description

2.1 Agreement and Plan of Merger among Alliance, BGII Acquisition Corp. and BGII,dated as of October 18, 1995, as amended and restated (incorporated herein by reference to Annex I to the prospectus included in Alliance's Form S-4, Registration Number 333-02799 ).

2.2 Basic Agreement, dated as of October 29, 1993, among United Gaming, Inc., The Rainbow Casino Corporation, John A. Barrett, Jr. and Leigh Seippel, and exhibits thereto (incorporated herein by reference to Alliance's Form 8-K dated October 29, 1993).

2.3 Consolidation Agreement, dated March 29, 1995 among United Gaming Rainbow, Inc., RCC, RCVP, NGM, HFS, National Gaming Corporation, Rainbow Development Corporation and Leigh Seippel and John A. Barrett, Jr. (incorporated herein by reference to Alliance's Form 8-K dated March 29, 1995).

3.1  Restated   Articles  of  Incorporation   of  the  Registrant,   as  amended
     (incorporated herein by reference to Exhibit 3.1 to Alliance's Form S-2, Registration Number 33-72990).

3.2 Revised and Amended By-Laws of the Registrant (incorporated herein by reference to Alliance's Form 10-Q for the quarter ended December 31, 1997.)

3.3 Certificate of Designations, Preferences, and Relative, Participating, Optional and Other Special Rights of Special Stock and Qualifications, Limitations and Restrictions of 11 1/2% Non-Voting, Pay-in-Kind Special Stock, Series E (incorporated herein by reference to Exhibit 9(c)(5) to Amendment No. 1 to Alliance's Schedule S-4 dated May 9, 1996).

Exhibit
Number     Description

4.1 Form of Indenture among the Company, certain Guarantors referred to therein and United States Trust Company of New York, as Trustee, in respect of Alliance's 10% Senior Subordinated Notes due 2007 (including form of Senior Subordinated Note and Guarantee) (incorporated by reference to Alliance's Form S-4 dated December 1, 1997).

4.2 Credit Agreement among Alliance Gaming Corporation, Bally Wulff Vertriebs GmbH, Bally Wulff Automaten GmbH and various lenders, and Credit Suisse First Boston, dated August 8, 1997 (incorporated herein by reference to the Company's annual report on Form 10-K dated June 30 1997).

4.3 First Amendment and Consent among Alliance Gaming Corporation, Bally Wulff Vertriebs GmbH, Bally Wulff Automaten GmbH and various lenders, and Credit Suisse First Boston, dated August 8, 1997 (incorporated herein by reference).

4.4 Rights Agreement dated as of March 9, 1998 between the Company and American Stock Transfer & Trust Company (incorporated herein by reference to Form 8-A dated March 10, 1998).

4.11 First  Amendment to the Rights  Agreement  dated as of  September  15, 1998
     between  the  Company  and  American   Stock   Transfer  &  Trust   Company
     (incorporated herein by reference).

4.12 Form of Certificate of Designations with respect to Series F Special Stock (attached as Exhibit A to the Rights Agreement) (incorporated herein by reference to Form 8-A dated March 10, 1998).

4.13 Form of Right Certificate (attached as Exhibit B to the Rights Agreement) (incorporated herein by reference to Form 8-A dated March 10, 1998).

4.14 Summary of Rights to Purchase Series F Special Shares (attached as Exhibit C to the Rights Agreement) (incorporated herein by reference to Form 8-A dated March 10, 1998).

10.4 Alliance Gaming Corporation 1996 Long Term Incentive Plan (incorporated herein by reference to the Company's Form S-8 filed August 12, 1997).*

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

Exhibit
Number     Description

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

10.19 Management Agreement, dated as of October 29, 1993, among Rainbow Casino-Vicksburg Partnership, L.P., Rainbow Casino Corporation and Mississippi Ventures, Inc., as manager (incorporated herein by reference to Alliance's Form 8-K dated October 29, 1993).

10.22 Warrant Agreement, dated as of August 2, 1993, between United Gaming, Inc. and Alfred H. Wilms (incorporated herein by reference to Alliance's Form S-2, Registration Number 33-72990).

10.28 Letter Agreement, dated as of June 29,1994, among United Gaming, Inc., Rainbow Casino Corporation, John A. Barrett, Jr. and Leigh Seippel, consented to by HFS Gaming Corporation (incorporated herein by reference to Alliance's Form 8-K dated August 11, 1994).

10.29 Letter Agreement, dated as of July 16, 1994, among United Gaming, Inc., Rainbow Casino Corporation,John A. Barrett, Jr. and Leigh Seippel, consented to by HFS Gaming Corporation (incorporated herein by reference to Alliance's Form 8-K dated August 11, 1994).

10.30 Second Amendment to Casino Financing Agreement, dated as of August 11, 1994, among United Gaming, Inc., United Gaming Rainbow, Inc., Rainbow Casino-Vicksburg Partnership, L.P., Rainbow Casino Corporation, John A. Barrett, Jr., Leigh Seippel and HFS Gaming Corporation (incorporated herein by reference to Alliance's Form 8-K dated August 11, 1994).

10.31 Partnership Agreement of Rainbow Casino-Vicksburg Partnership, L.P., dated as of July 8, 1994 (incorporated herein by reference to Alliance's Form 8-K dated August 11, 1994).

Exhibit
Number     Description

10.32 Second Amended and Restated Agreement of Limited Partnership, dated March 29,1995, between United Gaming Rainbow and Rainbow Casino Corporation (incorporated herein by reference to Alliance's Form 8-K dated March 29,
     1995).

10.43 Letter Agreement, dated March 29, 1995, among United Gaming Rainbow, RCC, Leigh Seippel, John A. Barrett, Jr. and Butler, Snow, O'Mara, Stevens & Cannada (incorporated herein by reference to Alliance's Form 8-K dated March 29, 1995).

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

Exhibit
Number     Description

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

10.65 Employment Agreement between Hans Kloss and Alliance Gaming Corporation dated July 1, 1998 (incorporated herein by reference).*

10.72 Employment Agreement Supplement, dated as of August 29, 1996, between the Company and Joel Kirschbaum (incorporated by reference to the Company quarterly report on Form 10-Q for March 31, 1997).*

10.73 Employment Agreement Supplement, dated as of August 29, 1996, between the Company and Anthony DiCesare (incorporated by reference to the Company quarterly report on Form 10-Q for March 31, 1997).*

10.74 Employment Agreement, dated as of June 24, 1996, between the Company and Scott D. Schweinfurth (incorporated by reference to the Company quarterly report on Form 10-Q for March 31, 1997).*

10.75 Employment Agreement, dated as of June 17, 1997 between the Company and Morris Goldstein. (incorporated herein by reference to the Company's Annual Report on Form 10-K dated June 30 1997).*

10.76 Employment Agreement, dated July 1, 1997 between the Company and Joel Kirschbaum (incorporated herein by reference to the Company's Annual Report on Form 10-K dated June 30 1997).*


10.77 Employment Agreement, dated July 1, 1997 between the Company and Anthony DiCesare (incorporated herein by reference to the Company's Annual Report on Form 10-K dated June 30 1997).*

Exhibit
Number      Description

10.78 Agreement, between the Company and Kirkland Investment Corporation dated July 1, 1997 (incorporated herein by reference to the Company's Annual Report on Form 10-K dated June 30 1997).

10.79 Amendment Number 1 to the agreement between the Company and Kirkland Investment Corporation dated July 1, 1997 (incorporated herein by reference to the Company's Annual Report on Form 10-K dated June 30 1997).

10.80 Employment Agreement, dated July 1, 1997 between the Company and Robert L. Miodunski. (incorporated by reference to the Company quarterly report on Form 10-Q for March 31, 1998).*

10.81 Employment Agreement, dated July 1, 1997 between the Company and John Hudson (incorporated herein by reference).*

11   Computation of earnings (loss) per share.

21   Subsidiaries of the Registrant.

23.1 Consent of KPMG Peat Marwick LLP

27.1 Financial Data Schedule

*     Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K:

     There were no reports filed on Form 8-K for the three months ended June 30, 1998.

(c) See Item 14(a)(3) above.

(d) See Item 14(a)(2) above.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE GAMING CORPORATION                       DATED:   September  22, 1998


By    /s/ Morris Goldstein
      Morris Goldstein,
      Director, President and Chief
      Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Name                      Title                              Date


/s/ Morris Goldstein       Director, President and Chief      September 22, 1998
Morris Goldstein           Officer (Principal Executive
                           Officer)


/s/ Scott D. Schweinfurth  Sr. Vice President, Treasurer      September 22, 1998
Scott D. Schweinfurth      Financial Officer (Principal
                           Financial and Accounting Officer)


/s/ Jacques Andre          Director                           September 22, 1998
Jacques Andre


/s/ Anthony DiCesare       Director                           September 22, 1998
Anthony DiCesare


/s/ Michael Hirschfeld     Director                           September 22, 1998
Michael Hirschfeld


/s/ Joel Kirschbaum        Director                           September 22, 1998
Joel Kirschbaum


/s/ David Robbins          Director and Chairman of the       September 22, 1998
David Robbins              Borad

/s/ Morton Topfer          Director                           September 22, 1998
Morton Topfer

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Alliance Gaming Corporation:

We have audited the accompanying consolidated balance sheets of Alliance Gaming Corporation and Subsidiaries as of June 30, 1997 and 1998 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the years in the three-year period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Gaming Corporation and Subsidiaries as of June 30, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998, in conformity with generally accepted accounting principles.




                                                           KPMG Peat Marwick LLP





Las Vegas, Nevada
August 14, 1998

                 ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       (In 000's except share amounts)

                                    ASSETS
                                                         June 30,      June 30,
                                                           1997         1998
Current assets:
  Cash and cash equivalents                              $28,924       $23,487
   Accounts and notes receivable, net of allowance
    for doubtful accounts of $21,929 and $11,932          87,701        93,459
   Inventories, net of reserves of $8,856 and $6,797      37,329        42,418
   Other current assets                                    9,627        11,711
                                                          ------       -------
           Total current assets                          163,581       171,075
                                                         -------       -------

Long-term notes receivable, net of allowance for
 doubtful accounts of  $1,972 and $1,109                   8,981         7,931
Leased gaming equipment, net of accumulated
 depreciation of $4,116 and $4,020                         7,902         7,325
Property, plant and equipment, net of accumulated
 depreciation and amortization of $39,695 and $46,090     74,647        77,905
Excess of costs over net assets of acquired businesses,
 net of accumulated amortization of  $1,723 and $3,199    62,098        59,952
Intangible assets, net of accumulated amortization
 of $9,626 and $13,358                                    18,231        26,732
Deferred tax assets, net of valuation allowance           11,776        11,467
Other assets, net of reserves of $3,502 and $3,488         4,800         4,450
                                                          ------        ------
                                                        $352,016      $366,837

LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIENCY)
Current liabilities:
  Accounts payable                                       $14,270      $10,477
  Accrued liabilities                                     37,392       39,122
  Current maturities of long term debt                     1,124        1,996
                                                          ------       ------
    Total current liabilities                             52,786        51,595
Term loan facilities                                           -       137,800
Senior Subordinated Notes due 2007, net                        -       149,245
Senior Secured Notes, net                                151,224            -
Other long term debt, less current maturities             21,491        36,912
Other liabilities                                         12,433        12,718
                                                         -------       -------
      Total liabilities                                  237,934       388,270
                                                         -------       -------

Minority interest                                          1,546         2,315
Series B Special Stock, $.10 par value, $100
 liquidation value; 754,198 shares issued and
 outstanding as of June 30, 1997                          58,981            -
Commitments and contingencies
 Stockholders' equity (deficiency):
  Special Stock, 10,000,000 shares authorized:
   Series E, $100 liquidation value; 123,689 shares
    and 137,317 shares issued and outstanding             12,368        13,732
  Common Stock, $.10 par value; 175,000,000 shares
   authorized,31,852,000 shares and 32,122,000 shares
   issued and outstanding                                  3,185         3,212
  Additional paid-in capital                             138,590       122,980
  Cumulative translation adjustment                      (11,719)      (13,946)
  Accumulated deficit                                    (88,869)     (149,726)
   Total stockholders' equity (deficiency)                53,555       (23,748)
                                                          ------        ------
                                                        $352,016      $366,837

         See accompanying notes to consolidated financial statements.

                 ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In 000's, except per share amounts)

                                                     Years Ended June 30,
                                                 1996        1997        1998
Revenues:
    Gaming equipment and systems               $10,575    $134,734    $109,597
    Wall machines and amusement games            3,356     131,934      98,611
    Route operations                           109,938     127,028     148,507
    Casino operations                           48,509      51,450      60,657
                                               -------     -------     -------
                                               172,378     445,146     417,372
                                               -------     -------     -------
Costs and expenses:
      Cost of gaming equipment and systems       7,213      84,496      61,684
  Cost of wall machines and amusement games      2,022      68,426      54,241
  Cost of route operations                      84,212      95,716     114,645
  Cost of casino operations                     22,046      22,269      25,930
  Selling, general and administrative           31,270      99,520      86,318
  Research and development costs                   370       9,954      15,778
  Depreciation and amortization                 10,988      22,606      22,838
  Direct acquisition costs                      55,843          -           -
  Unusual items                                  5,498         700        (325)
                                               -------      ------      ------
                                               219,462     403,687     381,109
                                               -------     -------     -------

Operating income (loss)                        (47,084)     41,459      36,263

Other income (expense):
    Interest income                              1,571       1,620         813
    Interest expense                            (8,897)    (23,626)    (28,600)
    Rainbow royalty                             (4,070)     (4,722)       (587)
    Rainbow royalty buyout                           -           -     (19,000)
    Minority interest                             (963)     (1,092)     (2,002)
    Other, net                                     301         139       1,025
                                                 -----       -----      ------

Income (loss) before income taxes              (59,142)     13,778     (12,088)
Income tax provision                              (755)     (7,993)     (3,185)
                                               --------    --------    --------

Net income (loss) before extraordinary item    (59,897)      5,785     (15,273)
Extraordinary loss, without tax benefit             -           -      (42,033)
Net income (loss)                              (59,897)      5,785     (57,306)

Special Stock dividends                           (362)    (11,264)     (3,551)
Premium on repurchase/redemption of Series B
 Special Stock                                       -        (710)    (16,553)
Net loss applicable to common shares          $(60,259)    $(6,189)   $(77,410)

Basic and diluted loss per share:
  Loss before extraordinary item                $(4.64)     $(0.19)     $(1.11)
  Extraordinary loss                                 -          -        (1.31)
                                                ------      ------       -----
   Net loss                                     $(4.64)     $(0.19)     $(2.42)
                                                ======      ======      ======


Weighted average common shares outstanding      13,000      31,822      31,998
                                                ======      ======      ======


         See accompanying notes to consolidated financial statements.

                 ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                  (In 000's)

                                                                                                                            Total
                                                           Initial Series                                                   Stock-
                                                           and Series E      Additional           Unrealized Cumulative   holders'
                                        Common Stock       Special Stock      Paid-in    Accum.    Loss on   Translation   Equity
                                     Shares     Dollars   Shares    Dollars   Capital    Deficit  Securities Adjustment (Deficiency)
Balances at June 30, 1995            11,654  $   1,165     1,333  $     133  $  32,134  $ (23,131) $    (316) $    --    $   9,985

Net loss                               --         --        --         --         --      (59,897)      --         --      (59,897)
Shares issued for acquisition and
  related financing                   2,145        215      --         --        7,496       --         --         --        7,711
Initial Series Special Stock
  converted into common stock         1,333        133    (1,333)      (133)      --         --         --         --         --
Conversion of subordinated
  debentures                         15,136      1,513       113     11,316     95,151       --         --         --      107,980
Common stock issued in
  private placement                   1,495        150      --         --        4,250       --         --         --        4,400
Special Stock dividend                 --         --        --         --         --         (362)      --         --         (362)
Net change in unrealized loss on
  securities available for sale        --         --        --         --         --         --          316       --          316
Foreign currency translation
  adjustment                           --         --        --         --         --         --         --         (287)      (287)
                                  ---------  --------- ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balances at June 30, 1996            31,763      3,176       113     11,316    139,031    (83,390)      --         (287)    69,846

Net income                             --         --        --         --         --        5,785       --         --        5,785
Shares issued upon exercise of
   options                               92          9      --         --          281       --         --         --          290
Adjustments to acquisition
   consideration                         (3)      --        --         --          (12)      --         --         --          (12)
Special Stock dividends                --         --          10      1,052       --      (11,264)      --         --      (10,212)
Special Stock repurchase premium       --         --        --         --         (710)      --         --         --         (710)
Foreign currency translation
   adjustment                          --         --        --         --         --         --         --      (11,432)   (11,432)
                                  ---------  --------- ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balances at June 30, 1997            31,852      3,185       123     12,368    138,590    (88,869)      --      (11,719)    53,555

Net loss                               --         --        --         --         --      (57,306)      --         --      (57,306)
Shares issued upon exercise of
   options                              250         25      --         --          830       --         --         --          855
Special Stock dividends                --         --          14      1,479       --       (3,551)      --         --       (2,072)
Conversion of Series E Special
   Stock to common stock                 20          2      --         (115)       113       --         --         --         --
Special Stock redemption premium       --         --        --         --      (16,553)      --         --         --      (16,553)
Foreign currency translation
  adjustment                           --         --        --         --         --         --         --       (2,227)    (2,227)
                                  ---------  --------- ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balances at June 30, 1998            32,122  $   3,212       137  $  13,732  $ 122,980  $(149,726) $    --    $ (13,946) $ (23,748)
                                  =========  ========= =========  =========  =========  =========  =========  =========  =========


         See accompanying notes to consolidated financial statements.

                 ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (In 000's)
                                                  Years Ended June 30,
                                              1996        1997        1998
Cash flows from operating activities:
  Net income (loss)                         $ (59,897)    $ 5,785    $(57,306)
   Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization              10,988      22,606      22,838
    Amortization of debt discounts                245         807          44
    Extraordinary item                            ---         ---      42,033
    Loss on debenture conversion               30,079         ---         ---
    Write down of other assets                  6,095       1,075       2,329
    Loss on sale of assets                        105       1,233         133
    Provision for losses on (recovery of)
     receivables                                1,020       9,059      (7,194)
    Other                                       1,544        (651)        (51)
  Change in  operating  assets and  liabilities,
   net of  effects of  businesses acquired:
    Accounts and notes receivable              (5,934)     (4,601)      1,946
    Inventories                                 5,844      (6,898)     (9,221)
    Other current assets                          (95)     (1,549)     (3,012)
    Accounts payable                           (1,889)     (1,970)     (3,793)
    Accrued liabilities                        12,780        (760)      2,594
                                               ------       ------     ------
     Net cash provided by (used in) operating
      activities                                  885      24,136      (8,660)

Cash flows from investing activities:
  Acquisitions of businesses, net of cash
   acquired                                   (79,209)        ---         ---
  Additions to property, plant and equipment   (8,101)    (13,257)    (15,541)
  Proceeds from disposal of property, plant
   and equipment                                2,282         254          55
  Proceeds from sales of securities available
   for sale                                    13,516         ---         ---
  Additions to other long-term assets          (5,091)     (8,574)     (9,633)
                                               ------      ------      ------
     Net cash used in investing activities    (76,603)    (21,577)    (25,119)

Cash flows from financing activities:
  Conversion/refinancing fees and expenses     (3,333)        ---     (32,752)
  Capitalized debt issuance costs             (10,472)        ---     (11,456)
  Proceeds from long-term debt                155,892         ---     303,734
  Reduction of long-term debt                 (51,446)     (6,774)   (179,747)
  Net change in credit lines                      ---     (11,578)     25,398
  Issuance of Series B Special Stock, net of
   discount                                    15,000         ---         ---
  Issuance of common stock                      4,400         ---         ---
  Repurchase/redemption of Series B Special
   Stock                                          ---      (3,879)    (77,568)
  Proceeds from exercise of stock options         ---         767         855
                                               ------       -----      ------
     Net cash provided by (used in) financing
      activities                              110,041     (21,464)     28,464

  Effect of exchange rate changes on cash         ---        (228)       (122)
                                               ------       ------      ------
  Cash and cash equivalents:
     Increase (decrease) for year              34,323     (19,133)     (5,437)
     Balance, beginning of year                13,734      48,057      28,924
                                               ------      ------      ------
     Balance, end of year                     $48,057     $28,924     $23,487
                                              =======     =======     =======

         See accompanying notes to consolidated financial statements.

                 ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   Years Ended June 30, 1996, 1997 and 1998

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

      Principles of consolidation

      The accompanying consolidated financial statements include the accounts of Alliance Gaming Corporation, and its wholly-owned and partially owned, controlled subsidiaries. In the case of Video Services, Inc. ("VSI"), the Company owns 100% of the voting stock. The Company is entitled to receive 71% of dividends declared by VSI, if any, at such time that dividends are declared. Effective June 18, 1996, the Company acquired Bally Gaming International, Inc. ("BGII"); the results of operations o BGII have been included in the accompanying consolidated financial statements since that date. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior year financial statements to conform with the current year presentation.

      Cash and cash equivalents

      Cash equivalents consist of highly liquid debt instruments purchased with an original maturity of three months or less at the date of purchase and are carried at cost, which approximates market value. Also, includes $14.4 million which is utilized in Casino and Route Operations which is held in vaults, cages or change banks.

      Inventories Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Cost elements included for work-in-process and finished goods include raw materials, freight, direct labor and manufacturing overhead.

      Inventories, net of reserves, consist of the following at June 30, 1997 and 1998:
                                           1997             1998
                                              (In 000's)
                  Raw materials           $9,356          $12,075
                  Work-in-process          1,683            2,668
                  Finished goods          26,290           27,675
                                          ------           ------
                    Total                $37,329          $42,418
                                         =======          =======

      Property, plant and equipment and leased gaming equipment

      Property, plant and equipment are stated at cost and depreciated over the estimated useful lives or lease terms, if less, using the straight line method as follows: buildings and improvements, 30-39 years; gaming equipment, 3-7 years; furniture, fixtures and equipment, 3-10 years; and leasehold improvements, 5-20 years. Leased gaming equipment is stated at cost and depreciated over estimated useful lives ranging from 3-4 years.

      Significant   replacements  and   improvements   are  capitalized;   other
      maintenance and repairs are expensed. The cost and accumulated depreciation of assets retired or otherwise disposed of are eliminated from the accounts and any resulting gain or loss is credited or charged to income as appropriate.

      Property, plant and equipment consists of the following at June 30, 1997 and 1998:
                                                            1997          1998
                                                                (In 000's)
         Land and land improvements                       $21,610       $21,058
         Buildings and leasehold improvements              30,027        29,926
         Gaming equipment                                  46,247        50,341
         Furniture, fixtures and equipment                 16,458        22,670
         Less accumulated depreciation and amortization   (39,695)      (46,090)
                                                           ------        ------
         Property, plant and equipment, net               $74,647       $77,905
                                                          =======       =======

      Excess of costs over net assets of acquired businesses

      The excess of the cost over the fair value of net assets of acquired businesses is generally amortized on the straight-line method over a period of 40 years.

      Intangible assets

      Intangible assets consist primarily of costs associated with the acquisition of location leases which are capitalized and amortized using the straight-line method over the terms of the leases, ranging from one to 24 years, with an average life of approximately 10 years, and deferred issuance costs for financings which are amortized over the life of the related financing.

      Accrued liabilities

      Accrued liabilities  consists of the following at June 30, 1997 and 1998:

                                                       1997             1998
                                                            (In 000's)
                  Payroll and related costs          $ 6,974          $ 9,150
                  Interest                               566            8,782
                  Professional and consulting fees     1,564            3,569
                  Sales, use and income taxes          7,922            3,380
                  Litigation settlement                  428            2,000
                  Other                               19,938           12,241
                                                      ------           ------
                      Total                          $37,392          $39,122
                                                     =======          =======

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

      Impairment recognition

      Management evaluates the carrying value of all long-lived assets to determine recoverability based on an analysis of non-discounted future cash flows. Based on its most recent analysis, management believes that no material impairment in the value of long-lived assets exists at June 30, 1998.

      Revenue recognition

      The Company sells equipment and systems on normal credit terms (90 days or less), or over terms of generally up to 36 months or more or through payments from net winnings of the machines until the purchase price is paid. Revenue from sales of gaming machines and amusement games is normally recognized at the time products are shipped and title has passed to the customer. Revenue from sales of software included in computerized monitoring systems is recognized at the time the system is accepted by the customer, which normally coincides with installation of the equipment. Revenue from sales of hardware included in computerized monitoring systems is recognized at the time the product is shipped.

      In accordance with industry practice, the Company recognizes gaming revenues as the net win from gaming machine operations, which is the difference between coins and currency deposited into the machines and payments to customers and, for other games, the difference between gaming wins and losses. The Company recognizes total net win from gaming machines as revenues for route operations which operate under revenue-sharing arrangements and revenue-sharing payments as a cost of route operations. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

      Unusual items

      The Company discloses as a separate component of operating income (loss), income and expense items that are unusual and infrequently occurring.

      During the year ended June 30, 1998, the Company recorded the following unusual items:
      (1) The Company settled a dispute with Alpha Hospitality and General Electric Credit Corporation concerning certain customer notes receivable on which the Company had certain recourse obligations. The Company contributed $2.5 million to the final settlement with the holder of the notes, and reversed $6.0 million of reserves previously established for these recourse obligations. In addition, as part of the settlement the Company became the sole owner of approximately 566,000 shares of Alpha Hospitality common stock which trades on the NASDAQ Small Cap market. Pursuant to the limitations provided for in the settlement agreement, the Company has sold 235,000 shares of Alpha Hospitality through June 30, 1998.
      (2)As a result of settling a dispute over the exclusive use of certain technologies and changes in gaming regulations, the Company evaluated the cash flow of certain of its technology assets, in accordance with the provisions of Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," and determined certain items met the definition of having become impaired. During the year ended June 30, 1998 the Company recorded write-downs totaling $2.8 million for these items.
      (3) The Company accrued $0.7 million for the present value of contractual payments due to a former member of the board of directors who was not re-elected to the board at the December 1997 annual shareholders meeting.
      (4) The Company accrued $0.6 million as restructuring charges to more fully integrate Bally Gaming and Systems.
      (5) The Company recorded a $1.6 million charge for final settlement of litigation related to the acquisition of BGII.

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

      Foreign currency translation

      The functional currency of the Company's foreign subsidiaries is their local currency. Assets and liabilities of foreign operations are translated into U.S. dollars at the rate of exchange at the end of the period, and the income and expense accounts are translated at the average rate of exchange for the period. Translation adjustments are reflected as a separate component of stockholders' equity (deficiency). Gains and losses on foreign currency transactions are included in the accompanying consolidated statements of operations.

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

      Loss per share of common stock

      In February 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which supersedes APB Opinion No. 15. This statement replaces primary EPS with basic EPS, and generally requires dual presentation of basic and diluted EPS. For the years ended June 30, 1996 and 1997, the basic EPS does not differ from the primary EPS and dilutive EPS does not differ from the basic EPS because for these periods the Company reported net losses which would result in anti-dilution.

      The following securities were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the period presented:

                                                  Fiscal Years ended June 30,
                                                1996        1997        1998
                                                          (in 000's)
         Stock options                          2,832       4,647       5,434
         Warrants                              10,125      10,125      10,125
         Convertible preferred stock            1,924       2,041       2,335
                                               ------      ------      ------
                                               14,881      16,813      17,894
                                               ======      ======      ======
         Adjusted for application of the
           treasury stock method                1,045         596       2,028
                                                =====       =====       =====

      Fair value of financial instruments

      The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts at June 30, 1998 for the Company's financial instruments approximate fair value.

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

2.    ACQUISITION

      On June  18,  1996,  the  Company  completed  the  acquisition  of all the outstanding shares of BGII. The consideration paid consisted of approximately $77.2 million in cash, $3.0 million in the Company's common stock and $36.6 million in the Company's Series B Special Stock. The acquisition was accounted for as a purchase and the results of operations of BGII have been included in the consolidated financial statements beginning on June 18, 1996. The purchase price was allocated based on estimated fair values at the date of the acquisition. During the year ended June 30, 1997 the Company made certain adjustments aggregating approximately $6.6 million to the goodwill originally recorded, related to the settlement of certain pre-acquisition contingencies.

      During the year ended June 30, 1996, the Company incurred direct costs including a $30.1 million non-cash accounting loss on the exchange offer component of the financing for the acquisition plus legal, accounting, transaction financing fees, public and investor relations, printing costs and related costs. The direct acquisition costs have been presented separately in the Company's consolidated statements of operations, as management believes that such presentation provides additional relevant information.

3.    RECEIVABLES

      The Gaming Equipment and Systems and Wall Machines and Amusement Games business units grant customers payment terms under contracts of sale.
      These contracts are generally for terms of one to three years, with interest at prevailing rates, and are generally collateralized by the related equipment sold, although the value of such equipment, if repossessed, may be less than the receivable balance outstanding. See "Concentration of Credit Risk". The Company's Nevada route operations from time to time make loans to location operators for build-outs, tenant improvements and initial operating expenses, which are generally secured by the personal guarantees of the operators and the locations' assets. The majority of the loans bear interest rates between 8% to 14% and are expected to be repaid over a period of time not to exceed the life of the revenue sharing arrangement and have due dates ranging from November 1998 to July 2011.

      The following table represents, at June 30, 1998, scheduled collections of accounts and notes receivable (net of allowances for doubtful accounts) by fiscal year:

                               Years ending June 30,
                                    (In 000's)
         1999      2000     2001      2002     2003  Thereafter    Total
        $93,459   $5,400   $1,219     $364     $232     $716      $101,390
        ==================================================================

      4.    DEBT, LINES OF CREDIT AND REFINANCING TRANSACTION

      In August 1997 the Company effected a series of related transactions (as described below, the "Refinancing"). Long-term debt and lines of credit at June 30, 1997, prior to the Refinancing and at June 30, 1998, after the refinancing, consisted of the following:

                                                            1997        1998
                                                                (In 000's)
      10 % Senior Subordinated Notes due 2007, net of      $   -     $149,245
         unamortized discount of  $755
      Term loan facilities:
         Tranche B Term Loan                                   -       74,438
         Tranche C Term Loan                                   -       39,700
         Delayed Draw Term Facility                            -       25,000
      Revolving Credit Facility                                -       34,971
      12 7/8%  Senior Secured Notes due 2003, net of
         unamortized discount of  $2,776                  151,224          -
      7 1/2% Convertible  subordinated  debentures
         due 2003,  unsecured                               1,642          -
      National Gaming Mississippi, Inc., note payable,
         secured by the assets of the Rainbow Casino        6,569          -
      Bally Wulff revolving lines of credit                 9,611          -
      Other, secured by related equipment                   4,793       2,599
                                                            -----       -----
                                                          179,839     325,953
      Less current maturities                               1,124       1,996
                                                            -----       -----
                                                         $172,715    $323,957

      The Refinancing consisted of the private placement of $150.0 million of Senior Subordinated Notes and the closing of $230.0 million of bank financing. The bank financing provides for (i) term loans in the aggregate amount of up to $140.0 million, comprised of a $75.0 million tranche with a 7 1/2-year term (the "Tranche B Term Loan"), a $40.0 million tranche with an 8-year term (the "Tranche C Term Loan"), and a $25.0 million tranche with a 7 1/2-year term (the "Delayed Draw Term Facility" and together with the Tranche B Term Loan and the Tranche C Term Loan, the "Term Loan Facilities"); and (ii) a $90.0 million revolving credit facility (the "Revolving Credit Facility") with a 6-year term. Each of these credit facilities is variable rate borrowings in accordance with a credit grid. The interest rates at the highest level of the credit grid and maturity dates are as follows:

                                              Initial           Maturity
                                               Rate               Date
            Tranche B Term Loan            LIBOR + 2.75%     January 31, 2005
            Tranche C Term Loan            LIBOR + 3.00%     July 31, 2005
            Delayed Draw Term Facility     LIBOR + 2.75%     January 31, 2005
            Revolving Credit Facility      LIBOR + 2.25%     July 31, 2005

      The  Revolving  Credit  Facility  also  allows  for  German   Deutschemark
      borrowings at the Eurodeutschemark rate plus 2.25% (or 5.9% at June 30, 1998).

      As part of the Refinancing, the Company used the proceeds of the Senior Subordinated Note offering, together with borrowings under the Revolving Credit Facility, the Term Loan Facilities and cash on hand to fund (a) the repurchase at a premium of substantially all of the Company's 12 7/8% Senior Secured Notes plus accrued interest to August 8, 1997 totaling $183.7 million, (b) the redemption at liquidation value of all of the Company's Series B Special Stock on September 8, 1997 totaling $77.6 million, (c) the purchase from HFS Gaming Corporation ("HFS") of the right to receive royalty payments based on revenues of the Rainbow Casino for $19.0 million (the "Rainbow Royalty Buyout"), (d) the repayment of related debt owed to an HFS affiliate, National Gaming Mississippi, Inc. ("NGM"), on August 12, 1997 totaling $7.3 million, (e) repayment of amounts outstanding under the domestic and foreign revolving lines of credit and
      (f) the payment of transaction fees and expenses totaling $16.5 million. At June 30, 1998, borrowings under the $90.0 million Revolving Credit
      Facility totaled $35.0 million, of which $12.3 million were German Deutschemark borrowings. Based on the terms of the Revolving Credit Facility, the Company would have been able to borrow an additional $37.1 million as of June 30, 1998. The borrowing base for the revolving credit facility includes eligible receivables and inventory (as defined). Additionally, in July 1997 the Company redeemed the remaining balance of the % Convertible Debentures at a price of 104%, or a total of $1.7 million.

      The bank facility is collateralized by substantially all domestic property and is guaranteed by each domestic subsidiary of the U.S. Borrower and German Subsidiaries (both as defined), other than the entity which holds the Company's interest in its Louisiana operations and other non-material subsidiaries (as defined), and secured by both a U.S. and German Pledge Agreement (both as defined). The bank facility contains a number of maintenance covenants and it and the indenture have other significant covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries to dispose of assets, incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests (as defined) or subordinated indebtedness, issue or sell equity interests of the Company's subsidiaries (as defined), engage in mergers or acquisitions, or engage in certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities.

      The Senior Subordinated Notes bear interest at 10%, are due in 2007, and are general unsecured obligations of the Company, ranking subordinate in right of payment to all Senior Debt (as defined) of the Company, including indebtedness under the bank financing. The Senior Subordinated Notes will be fully and unconditionally guaranteed on a joint and several senior subordinated basis by all existing and future domestic Restricted
      Subsidiaries (as defined) of the Company, subject to certain exceptions including the partially-owned entities through which its Mississippi casino and Louisiana route operations are conducted. The Subsidiary
      Guarantees (as defined) are general unsecured obligations of the Guarantors, ranking subordinate in right of payment to all Senior Debt of the Guarantors. The Company will be able to designate other current or future subsidiaries as Unrestricted Subsidiaries (as defined) under certain circumstances. Unrestricted Subsidiaries will not be required to issue a Subsidiary Guarantee and will not be subject to many of the restrictive covenants set forth in the Indenture pursuant to which the Senior Subordinated Notes were issued. The Indenture for the Company's Senior Subordinated Notes contains various covenants, including limitations on incurrence of additional indebtedness, on restricted payments and on dividend and payment restrictions on subsidiaries. The Senior Subordinated Notes may not be redeemed for the first five years. Upon the occurrence of a Change of Control (as defined), the holders of the Senior Subordinated Notes will have the right to require the Company to purchase their notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase.

      As a result of the Refinancing described above, the Company recorded an extraordinary loss of $42.0 million consisting of the $27.7 million premium paid to repurchase the Senior Secured Notes, the payment of related transaction fees and expenses (including $2.0 million paid to related parties pursuant to employment agreements), and the charge-off of the unamortized debt discount and deferred financing fees. There was no tax benefit recognized for the extraordinary item as a valuation allowance was recorded to fully reserve the net operating losses created.

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

      In connection with the acquisition of BGII, the Company issued $154.0 million aggregate principal amount of 12 7/8% Senior Secured Notes due 2003 (the "12 7/8% Notes") and 15% Non Voting Senior Pay-in-Kind Special Stock Series B (the "Series B Preferred Stock") with an original liquidation value of $68.5 million. As part of the Refinancing, the 12 7/8% Notes were repaid and the Series B Preferred Stock was redeemed.

      During 1995, HFS and its affiliate, NGM, together agreed to loan up to $12.0 million to the Company's majority controlled subsidiary Rainbow Casino Vicksburg Partnership, L.P. ("RCVP"). Of these loan commitments, RCVP ultimately borrowed $10.0 million and $1.3 million from HFS and NGM respectively.

      The notes were purchased by the Company as part of the Refinancing. Prior to the Refinancing, HFS was entitled to receive a monthly royalty fee based on the Rainbow Casino's gaming revenues of 12% on the first $40.0 million, 11% on the next $10.0 million, and 10% thereafter.

      Prior to the refinancing, the Bally Wulff entities held three bank lines of credit which provided for borrowings of DM16,300,000, DM16,000,000 and DM750,000. These lines of credit were repaid with proceeds from the new Revolving Credit Facility.

      Maturities of long-term debt, for each of the five fiscal years ending subsequent to June 30, 1998 are as follows:

                                Years ending June 30,
                                    (In 000's)
        1999     2000     2001     2002     2003   Thereafter    Total
       $1,996   $1,954   $1,954   $2,142  $14,304   $303,603   $325,953
       ================================================================

5.    STOCKHOLDERS' EQUITY, OPTIONS,  WARRANTS AND RIGHTS

      Special Stock

      The Company's Articles of Incorporation authorize the issuance of up to 10,000,000 shares of special stock ("Special Stock"). To date, there have been four series of Special Stock authorized for issuance: the Initial Series, the Series B, the Series E and the Series F. Special Stock consists of non-voting stock where no holder of the Special Stock shall be entitled to vote at any meeting of stockholders or otherwise, except as may be specifically provided by law or as approved by the Board of Directors in certain limited circumstances at the time of the stock issuance. The Special Stock may be issued from time to time in one or more series, each series having such designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions as shall be stated and expressed in the resolution providing for the issuance of Special Stock or any series thereof adopted by the Board of Directors.

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

      In June 1996, the Company completed an offering of 200,000 shares of its 15% Non-Voting Senior Pay-in-Kind Special Stock, Series B (the "Series B Special Stock"). The Series B Special Stock was also issued as part of the consideration in the BGII acquisition. During fiscal year 1997 the Company repurchased a total of 18,000 shares of Series B Special Stock at a premium to their carrying value of $0.7 million. As discussed in Note 4, on September 8, 1997 the Company redeemed all of the outstanding shares of Series B Special Stock at their liquidation price of $100 per share, plus accrued dividends. The Company recorded non-cash dividends in the form of additional shares of Series B Special Stock totaling $10.2 million and $2.0 million for years ended June 30, 1997 and 1998, respectively.

      In June 1996, the Company issued 113,160 shares of Series E Special Stock to certain holders of the Company's 71/2% Convertible Subordinated Debentures who elected to receive such stock in lieu of receiving common stock. Each share of Series E Special Stock accrues cumulative dividends until June 18, 1999 at an annual rate of 111/2%, payable quarterly in cash or, at the Company's option, in additional shares of Series E Special Stock. The Series E Special Stock is convertible after June 18, 1998 into common stock at a conversion price of $5.88 per share (equivalent to a conversion rate of approximately 17.007 shares of common stock per share of Series E Special Stock), subject to adjustment under certain circumstances, and has a $100 liquidation preference per share. The holders of shares of Series E Special Stock have no voting rights except as required by law.

      Stock Option Plans

      In 1984, the Company created an Employee Stock Option Plan (the "1984 Plan") that provides for the issuance of up to 2,000,000 shares of common stock to Company employees and directors. Generally, options are granted at the fair market value of the Company's Common Stock at the date of the grant and are exercisable over ten years.

      In 1992, the Company created the 1991 Long Term Incentive Plan (the "1991 Plan") that, as amended, provides for the issuance of up to 3,000,000 shares of common stock to Company employees and directors. Generally, options are granted at the fair market value of the Company's Common Stock at the date of the grant and are exercisable over five to ten years.

      In April 1997 the Company's shareholders approved the 1996 Long-Term Incentive Plan (the "1996 Plan") which provides for the issuance of up to 3,000,000 shares of common stock to Company employees, directors and designated paid consultants. Generally, options are granted at the fair value of the Company's common stock at the date of grant and are exercisable over five to ten years.

      Pursuant to the BGII acquisition agreement, the Company assumed BGII's obligations with respect to each of its outstanding stock options, and such options became exercisable pursuant to employee election (except for certain identified former executive officers and directors of BGII) for a number of shares of common stock equal to the number of shares of BGII common stock subject thereto. Such options expire on June 18, 1999.

      On August 29, 1996, the Board of Directors repriced the exercise price of previously issued, unexercised options for substantially all current employees and directors to $3.4375 per share which was the closing price of the Company's common stock on the closing date of the BGII acquisition, June 18, 1996. The closing price of the Company's common stock on August 29, 1996 was $2.50. Transactions involving stock options are summarized as follows:

                             Options Outstanding
                                                        Weighted-Average
                                              Shares     Exercise Price
        Balance, June 30, 1995              2,617,834        $6.00
              Granted                         689,000         3.39
              Exercised                            --           --
              Canceled                       (621,000)        5.97
                                             --------         ----
        Balance, June 30, 1996              2,685,834         5.53
              Granted                       3,726,319         3.50
              Exercised                       (91,836)        1.65
              Canceled                     (1,704,000)        5.97
                                            ---------         ----
        Balance, June 30, 1997              4,616,317         3.84
              Granted                       1,466,904         4.37
              Exercised                      (250,084)        3.80
              Canceled                       (399,334)        6.95
                                            ---------         ----
        Balance, June 30, 1998              5,433,803        $3.77
        ----------------------              =========        =====

        Exercisable at June 30, 1998        3,286,086        $3.73
                                            =========        =====

      The following options were outstanding as of June 30, 1998:

            Options Outstanding                        Options Exercisable
                    Weighted-Avg.                Weighted-Avg.
  Range of            Remaining    Outstanding     Remaining      Outstanding
  Exercise  Prices  Contractual Life  Shares     Contractual Life    Shares
     $2.25 - $3.00       2.47         89,500             2.47       89,500
     $3.01 - $4.00       4.16      3,808,399             3.77    2,948,298
     $4.01 - $5.00       4.40      1,392,904             4.33      198,288
        over $5.01       3.17        143,000             1.30       50,000
                                    --------                       -------
                                   5,433,803                     3,286,086
                                   =========                     =========

      At June 30, 1998, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $2.25 - $8.375 and
      4.16 years, respectively.

      The Company accounts for its stock-based employee compensation awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price on date of grant, no compensation expense is recognized. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, " Accounting for Stock Based Compensation," the Company's net loss applicable to common shares would have increased from $60.3 million (or $(4.64) per share) to $61.2 million (or $(4.71) per share) on a pro forma basis for the year ended June 30, 1996, from a loss of $6.2 million (or $(0.19) per share) to $8.3 million (or $(0.26) per share) on a pro forma basis for the year ended June 30, 1997 and from a loss of $77.4 million (or ($2.42) per share) to $79.3 million (or $2.48 per share) on a pro forma basis for the year ended June 30, 1998. The pro forma net loss reflects only options granted in 1996, 1997 and 1998. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period, generally three years, and compensation cost for options granted prior to July 1, 1995 is not considered.

      The per share weighted-average fair value of stock options granted during 1996, 1997 and 1998 was $5.80, $1.43 and $1.71 respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1996, 1997 and 1998: expected dividend yield of 0%, risk free interest rates ranging from 5.0% to 6.5%, a volatility factor of .79, .51 and .69 for 1996, 1997 and 1998, respectively, and expected lives varying from 3 to 10 years.

      Warrants

      Upon closing of the private placement of the Company's 7 1/2% Convertible Subordinated Debentures and the $5.0 million equity investment in the Initial Series by Kirkland-Ft. Worth Investment Partners, L.P. ("Kirkland") on September 21, 1993, the Company issued warrants to purchase up to 2,750,000 shares of Common Stock at $1.50 per share to
      Kirkland which expire September 21, 1999. Under the same terms, the Company issued warrants to purchase 1,250,000 and 30,000 shares of Common Stock to Gaming Systems Advisors, L.P. ("GSA") and L.H. Friend, Weinress & Frankson, Inc. ("Friend"), respectively. Under certain circumstances the expiration date on a portion of the above warrants may be extended. Pursuant to employment agreements, the holders of approximately 1,400,000 of the warrants can extend the expiration date of their warrants until June 30, 2002 by paying an aggregate of approximately $1.1 million in cash or foregoing cash bonuses of an equal amount prior to September 21, 1999. All of these warrants became exercisable one year after the grant dates and vest in three equal increments only after the market price of the Common Stock reaches $11, $13 and $15. The Company also issued warrants to purchase 500,000 and 250,000 shares of Common Stock at $8.25 per share to the initial purchasers of the 7 1/2% Convertible Debentures; Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") and Oppenheimer & Co., Inc. ("Oppenheimer"), respectively, each of which expire on September 21, 1999. During the year ended June 30, 1996, in connection with the commencement of employment with the Company, the then Board Chairman and then Vice-Chairman each were each granted warrants to purchase 250,000 shares of common stock on the same terms as the Kirkland warrants described above except that such warrants expire on September 21, 2000. At the completion of the BGII acquisition, GSA was issued an additional 2,500,000 warrants on the same terms as the original warrants issued to Kirkland described above, except with an expiration date of June 18, 2002. During the financing stage of the BGII acquisition, Cerberus Partners L.P. and certain affiliates of Canyon Partners, Inc. were issued warrants to purchase 250,000 shares of Common Stock at $5.00 per share which expire on August 31, 2002. None of the warrants granted to Kirkland, GSA, Friend, and the now former Board members were exercisable at June 30, 1998.

      Prior to the merger, BGII had issued warrants to purchase 1,200,000 shares of BGII common stock at a purchase price of $12.50 per share. Pursuant to the merger agreement, the Company assumed BGII's obligation with respect to each warrant, which are exercisable for the merger consideration per share of BGII common stock subject to such warrants. During July 1998, the holders exercised these warrants resulting in the Company issuing 94,680 shares of common stock and $0.3 million in cash.

      At June 30, 1998, shares of the Company's Common Stock were reserved for future issuance as follows:

         Shares underlying stock options issued or
            issuable under the 1984 Plan                  107,000
         Shares underlying stock options issued or
            issuable under the 1991 Plan                2,934,000
         Shares underlying stock options issued or
            issuable under the 1996 Plan                3,000,000
         Shares underlying all warrants issued         10,125,000
         Shares for former BGII option holders            202,500
                                                        ---------
               Total  (see below)                      16,368,500
                                                       ==========

      Included in the warrants above are warrants held by Mr. Alfred Wilms to purchase 2,000,000 shares of Common Stock at $2.50 per share, subject to adjustment, that were to expire September 1, 1998. These warrants were issued in connection with the funding of a $6.5 million five year subordinated loan for VSI which has since been repaid. On August 25, 1998, (after the date of the auditors' report) Mr. Wilms exercised these warrants.

      Stockholder Rights Plan

      In February 1998, the Company's Board of Directors adopted a Stockholder Rights Plan ("Plan"). The Plan is designed to preserve the long-term value of the shareholders' investment in the Company. Pursuant to the Plan, each shareholder received a distribution of one Right for each share of the Company's outstanding common stock of record on March 12, 1998. Each Right expires on March 12, 2008, and entitles the holder to purchase one one-hundredth (1/100) of a share of a Series F Special Stock for $25 Initially the Rights are represented by the Company's common stock certificates and are not exercisable. The Rights become exercisable only after a person or group acquires beneficial ownership of 10% or more of the Company's Common Stock (or 15% if the acquirer is an institutional investor) or publicly announces its intention to commence a tender offer that would result in that beneficial ownership level. Under certain circumstances involving a buyer's acquisition of 10% of the Company's Common Stock (or 15% in the case of an institutional investor), all Rights holders except the buyer will be entitled to purchase Common Stock at half price. If the Company is acquired through a merger, after such an acquisition, all Rights holders except the buyer will be entitled to purchase stock in the buyer at half price. The Company may redeem the rights at $0.001 at any time before a buyer acquires 10% (or 15% in the case of an institutional investor) of the Company's Common Stock.

6.    INCOME TAXES

      The components of the Company's income tax expense for the years ended June 30, 1996, 1997 and 1998 are as follows:

                                                 1996        1997          1998
                                                             (In 000s)
           Current tax expense:
                   U. S. Federal                $ 533      $   225   $        -
                   Foreign                        172        7,701        2,743
                   State                           50          750          568
                                                  755        8,676        3,311
          Deferred tax expense
                   U. S. Federal                    -            -           -
                   Foreign                          -         (683)        (126)
                   State                            -            -           -
                                                -----        ----         -----
          Total provision for income taxes      $ 755       $7,993       $3,185
                                                =====        =====        =====
      A reconciliation of the Company's income tax provision as compared to the tax provision calculated by applying the statutory federal tax rate (35%) to the income (loss) before income taxes for the years ended June 30, 1996, 1997 and 1998 are as follows:

                                                           1996          1997          1998
                                                                      (In 000's)
      Computed expected income tax expense (benefit)
         at 35%                                          $(20,700)      $4,826      $(18,942)
      Change in valuation allowance                        (6,453)         169        17,613
      Change in estimates, principally due to changes
         in estimated tax depreciation and NOL's            1,166          686             -
      State income taxes, net of federal benefit               33          488           369
      Tax gain on conversion of debt to equity,  net       18,265            -             -
      Acquisition costs not currently deductible            7,102            -             -
      Foreign taxes, net of federal benefit                     -        1,940           754
      Foreign tax credits                                       -            -         1,770
      Other, net                                            1,342         (116)        1,621
                                                            -----        -----         -----
                                                           $  755       $7,993        $3,185
                                                            =====        =====         =====

      The major components of the deferred tax assets and liabilities as of June 30, 1997 and 1998 are presented below.

                                                        1997               1998
                                                              (In 000's)
      Deferred Tax Assets:
       Net operating loss carry forwards              $ 6,049           $15,254
       Foreign tax credit carry forwards               11,843            12,816
       Inventory obsolescence reserves                  4,008             3,582
       Bad debt reserves                                6,359             2,056
       Accruals not currently deductible for tax
         purposes                                       3,585             4,108
       Refinancing costs being amortized for tax
         purposes                                           -            13,125
       Other                                            9,404             7,611
      Total gross deferred tax assets                  41,248            58,552
      Less:  Valuation allowance                       29,472            47,085
                                                       ------            ------
      Deferred tax assets                             $11,776           $11,467
                                                      =======           =======

      Deferred Tax Liabilities:
       Property and equipment, principally due to
         depreciation  differences                    $ 3,703           $ 4,762
       Other                                            6,662             5,168
      Total gross deferred tax liabilities (a)         10,365             9,930
                                                       ------             -----
      Net deferred tax assets                         $ 1,411           $ 1,537
                                                      =======           =======

      (a) Included in the other non-current liabilities in the accompanying consolidated balance sheets.

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

      At June 30, 1998, the Company had net operating loss carry forwards for federal income tax purposes of approximately $44.2 million which are available to offset future federal taxable income, if any, expiring in the years 2007 through 2013. In addition, approximately $21.3 million of the Company's net operating loss carryforwards are limited to annual utilization of $4.7 million per year subject to certain carryover provisions pursuant to Section 382 of the Internal Revenue Code. At June 30, 1998 the Company has foreign tax credit carry forwards of approximately $12.8 million and alternative minimum tax credit (AMT) carry forwards of approximately $1.7 million. Foreign tax credits are available to offset future taxes due in the U.S. on future foreign taxable income and expire between 1999 and 2003 unless utilized prior to such time. AMT credits are available to be carried forward indefinitely and may be utilized against regular U.S. Corporate tax to the extent it does not exceed computed AM calculations.

7.    SUPPLEMENTAL CASH FLOW INFORMATION

      The following supplemental information is related to the consolidated statements of cash flows. The Company recorded the following significant non-cash items for the years ended June 30, 1996, 1997 and 1998:

                                                            1996    1997    1998

                                                                (In 000's)

       Reclassify inventory to property, plant and
        equipment and leased gaming equipment           $   -    $9,642   $4,132
       Dividends for Series E and  Series  B Special
        Stock                                               -    11,264    3,551
       Translation  rate adjustment                         -    11,204    2,105
       Reclassify other assets to property,  plant
        and equipment                                       -     1,818        -
       Reclassify  receivables to other assets              -     1,837      540
       Reclassify  excess costs over net assets of
        acquired business to  property,  plant and
        equipment                                           -     1,436        -
       Convertible debentures converted to equity
        securities                                     83,358         -        -
       Common and Series B Special Stock issued in
        the BGII  Acquisition                          42,738         -        -
       BGII common stock purchased in fiscal year
        1995 and canceled upon consummation of the
        BGII Acquisition                               10,481         -        -
       Accrual of contingent payment to RCC             1,000         -        -

      Payments for interest expense in fiscal years 1996, 1997 and 1998 were approximately $8.0 million, $22.5 million and $19.9 million, respectively. Payments for income taxes in fiscal years 1996, 1997 and 1998 were approximately $0.3 million, $3.5 million and $7.3 million, respectively.

8.    COMMITMENTS AND CONTINGENCIES

      Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, or other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

      The Company is obligated under several patent agreements to pay royalties ranging from approximately $50 to $200 per game depending on the components in the gaming machines. Additionally, based on an amendment to the trademark licensing agreement between BGII and Bally Entertainment Corporation dated May 10, 1996, the Company is obligated to pay a royalty on new machines sold or leased after June 18, 1996 of $35 per machine with a minimum annual royalty payment of $1.0 million for the initial five-year term of the amended agreement, which is subject to annual renewals thereafter at the option of the Company. Royalty expense under this agreement for the years ended June 30, 1997 and 1998 was $1.0 million.

      The Company leases office space, equipment, warehouse and repair facilities, Route Operation locations, casino and other locations under non-cancelable operating leases. Certain Route Operation location leases provide only for contingent rentals based upon a percentage of gaming revenue and are cancelable at any time by either party. Future minimum rentals under non-cancelable operating leases at June 30, 1998 are:

                                         Years ended June 30,
                                             (In 000's)
                          1999    2000   2001    2002   2003  Thereafter  Total
      Minimum rentals  $13,039  $9,106  $7,099  $4,984 $3,490  $38,297  $76,015
      Total sublease
       income           (1,314)  (915)    (566)   (535)  (462)  (1,959)  (5,751)
                        -------------------------------------------------------
      Net minimum
       rentals         $11,725 $8,191   $6,533  $4,449 $3,028  $36,338  $70,264
                       ========================================================

      Operating lease rental expense, including contingent lease rentals, for years ended June 30, 1996, 1997 and 1998 was as follows:

                                              1996         1997         1998
                                                        (In 000's)
          Minimum rentals                   $10,194      $15,126      $15,534
          Contingent rentals                 60,525       70,744       85,915
                                             ------       ------       ------
                                             70,719       85,870      101,449
          Sublease rental income             (1,487)      (1,606)      (2,136)
                                             ------       ------       ------
                                            $69,232      $84,264      $99,313
                                            =======      =======      =======

      Pursuant to the transactions consummated in March 1995, Rainbow Casino Corporation (RCC), the former owner of 55% of the Rainbow Casino, is now entitled to receive 10% of the net available cash flow after debt service and other items, as defined (which amount increases to 20% of such amount when revenues exceed $35.0 million but only on such incremental amount), for a period of 15 years. In addition, the agreement with RCC required that, if under defined circumstances the casino achieved earnings of at least $10.5 million before deducting depreciation, amortization, royalty and income taxes, then the Company would be obligated to make a one time payment to certain principals of the original partnership of $1.0 million which payment was earned in the year ended June 30, 1996 and paid in cash in September 1996.

      During fiscal 1996, Bally Wulff increased the amount of tax reserves by $1.0 million (to a total reserve of $1.4 million) as a result of developments in an ongoing quadrennial audit of Wulff's tax returns for the years 1988 through 1991. The German tax authorities have proposed preliminary adjustments which range from $1.4 million (which has been accrued) to $5.0 million. The German tax authorities have not yet issued the final assessment from their quadrennial audit.

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

      In an action filed on December 2, 1996, the Company was named as a defendant in an action brought by Canpartners Investments IV and Cerberus Partners, relating to loan commitment letters from August 1995, contemplating that the plaintiffs would lend approximately $30.0 million to partially fund the Company's then pending hostile tender offer for BGII. In August 1998 the Company and the plaintiffs settled the litigation for approximately $2.0 million which has been accrued for at June 30, 1998

      The Company is also a party to various lawsuits relating to routine matters incidental to its business. Management does not believe that the outcome of such litigation, including the matters above, in the aggregate, will have a material adverse effect on the Company.

9.    CONCENTRATION OF CREDIT RISK

      The financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts and notes receivable. Each of the Company's business units conducts business in and the resulting receivables are concentrated in specific legalized gaming regions. The ComAt June 30, 1998 net accounts and notes receivable by region as a percentage of total net receivables are as follows:


                             Gaming    Wall Machines
                            Equipment  and Amusement    Route       Casino
                           and Systems    Games       Operations  Operations  Total
      Germany                 0.3         45.6%          --%          --%      45.9%
      Other international
       jurisdictions         25.7          0.5           --           --       26.2
      Nevada                  9.1           --          5.7           --       14.7
      Michigan                5.7           --           --           --        5.7
      Mississippi             1.1                        --          0.1        1.2
      Atlantic City           1.0           --           --           --        1.0
      Others individually
       less than 5%           5.3           --           --           --        5.3
                             ----         ----         ----         ----       ----
                             48.2%        46.1%         5.7%         0.1%     100.0%
                             ====         ====         ====         ====      =====

      Receivables from emerging market customers contain increased risk factors compared to receivables at the Bally Wulff entities or other traditional markets for Bally Gaming.

10.   SEGMENT INFORMATION

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

     The table below presents information as to the Company's identifiable assets and revenues, operating income, capital expenditures and depreciation and amortization by geographic region for the years ended June 30, 1997 and 1998.

                                                  At June 30,
                                              1997           1998
                                                   (In 000's)
             Identifiable assets:
                Germany                    $110,371        $106,886
                United States               242,450         265,922
                Eliminations                   (805)         (5,971)
                                            -------         -------
                Consolidated               $352,016        $366,837
                                           ========        ========

                                         Year ended June 30, 1997
                                                 (In 000's)
                                     Operating      Capital     Depreciation and
                         Revenues      Income      Expenditures   Amortization
         Germany         $142,961      $23,356        $ 2,091       $ 6,579
         United States    311,334       19,346         11,166        16,027
         Eliminations      (9,149)      (1,243)             -             -
                           ------       ------         ------        ------
         Consolidated    $445,146      $41,459        $13,257       $22,606
                         ========      =======        =======       =======

                                    Year ended June 30, 1998
                                             (In 000's)
                                      Operating       Capital   Depreciation and
                         Revenues       Income     Expenditures   Amortization
         Germany         $111,505      $13,978        $ 1,372       $ 5,747
         United States    314,100       22,311         14,169        17,091
         Eliminations      (8,233)         (26)             -             -
                          -------       ------         ------        ------
         Consolidated    $417,372      $36,263        $15,541       $22,838
                         ========      =======        =======       =======

11.   INTERIM FINANCIAL INFORMATION (Unaudited)

      Following is the unaudited quarterly results of the Company for the years ended June 30, 1997 and 1998. This information is not covered by the Independent Auditors' Report.

                                                                Quarter
                                         First           Second         Third         Fourth
                                                   (In 000's, except per share data)
                           1997
         Revenues                      $102,912        $128,703       $101,691       $111,840
         Operating income                 8,956          13,909          8,882          9,712
         Net income                         635           4,145            561            444
         Net income (loss) applicable
          to common shares               (2,261)          1,051         (2,420)        (2,559)
         Income (loss) per share         $(0.07)          $0.03         $(0.08)        $(0.08)

                                                                Quarter
                                         First          Second          Third          Fourth
                                                   (In 000's, except per share data)
                           1998
         Revenues                       $97,971        $106,714       $102,226       $110,461
         Operating income                 7,444          11,442          7,988          9,389
         Net income (loss)              (60,909)          3,346           (731)           988
         Net income (loss) applicable
          to common shares              (79,862)          2,973         (1,115)           594
         Income (loss) per share         $(2.51)          $0.09         $(0.03)         $0.02


      12.   CONSOLIDATING FINANCIAL STATEMENTS

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

                         CONSOLIDATING BALANCE SHEETS
                                June 30, 1997
                                  (In 000's)
                                    ASSETS

                                                                            Alliance
                                                                             Gaming
                                        Parent and     Non-                Corporation
                                      Guaranteeing  Guaranteeing  Elimina-      and
                                      Subsidiaries  Subsidiaries    tions  Subsidiaries
Current assets:
  Cash and cash equivalents               $ 16,462    $ 12,462   $    -     $  28,924
  Accounts and notes receivable, net        31,799      57,207      (1,305)    87,701
  Inventories, net                          19,231      18,778        (680)    37,329
  Other current assets                       6,695       2,932        -         9,627
                                            ------      ------     -------     ------
     Total current assets                   74,187      91,379      (1,985)   163,581
Long-term notes receivable, net             96,271       1,501     (88,791)     8,981
Leased equipment, net                            -       7,902        -         7,902
Property, plant and equipment, net          41,836      32,811        -        74,647
Excess of costs over net assets of acquired
  businesses, net                           41,185      21,031        (118)    62,098
Intangible assets, net                      17,979         252        -        18,231
Investments in subsidiaries                100,605        -       (100,605)      -
Deferred tax assets                          6,265       5,511        -        11,776
Other assets, net                           16,045     (11,269)         24      4,800
                                           -------     -------     -------    -------
                                          $394,373    $149,118   $(191,475)  $352,016
                                          ========    ========   =========   ========

              LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable                        $  9,936     $ 4,262    $     72   $ 14,270
  Accrued liabilities                       21,129      16,727        (464)    37,392
  Current maturities of long-term debt         585       1,348        (809)     1,124
                                             -----      ------       -----     ------
     Total current liabilities              31,650      22,337      (1,201)    52,786
Senior Secured Notes, net                  151,224        -           -       151,224
Other long-term debt, less current
  maturities                                87,924      22,676     (89,109)    21,491
Other liabilities                            9,366       3,500        (433)    12,433
     Total liabilities                     280,164      48,513     (90,743)   237,934
                                           -------      ------     -------    -------
Minority interest                            1,546        -           -         1,546
Series B Special Stock                      58,981        -           -        58,981
Commitments and contingencies
Stockholders' equity (deficiency):
   Series E Special Stock                   12,368        -          -         12,368
   Common Stock                              3,185      17,832    (17,832)      3,185
   Additional paid-in capital              138,590      68,699    (68,699)    138,590
   Cumulative translation adjustment       (11,719)    (11,880)    11,880     (11,719)
   Retained earnings (accumulated
     deficit)                              (88,742)     25,954    (26,081)    (88,869)
     Total stockholders' equity
      (deficiency)                          53,682     100,605   (100,732)     53,555
                                            ------     -------    -------      ------
                                          $394,373    $149,118  $(191,475)   $352,016
                                          ========    ========   ========    ========


                           See accompanying notes.

                         CONSOLIDATING BALANCE SHEETS
                                June 30, 1998
                                  (In 000's)
                                    ASSETS

                                                                             Alliance
                                                                              Gaming
                                        Parent and     Non-                Corporation
                                      Guaranteeing  Guaranteeing  Elimina-      and
                                      Subsidiaries  Subsidiaries    tions  Subsidiaries
Current assets:
  Cash and cash equivalents                $ 8,609    $ 14,878   $    -     $  23,487
  Accounts and notes receivable, net        44,757      52,380      (3,678)    93,459
  Inventories, net                          27,957      14,990        (529)    42,418
  Other current assets                       7,998       3,713        -        11,711
                                            ------      ------    --------    -------
     Total current assets                   89,321      85,961      (4,207)   171,075
Long-term notes receivable, net             95,036       1,926     (89,031)     7,931
Leased equipment, net                            2       7,323        -         7,325
Property, plant and equipment, net          45,052      32,853        -        77,905
Excess of costs over net assets of acquired
  businesses, net                           39,963      19,989        -        59,952
Intangible assets, net                      26,248         484        -        26,732
Investments in subsidiaries                104,219        -       (104,219)      -
Deferred tax assets                          7,123       4,344        -        11,467
Other assets, net                           15,330      (5,468)     (5,412)     4,450
                                           -------      ------    ---------   -------
                                          $422,294    $147,412   $(202,869)  $366,837
                                          ========    ========   ==========  ========

              LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable                         $ 7,373     $ 3,104   $    -      $ 10,477
  Accrued liabilities                       26,415      13,705        (998)    39,122
  Current maturities of long-term debt       6,912       3,176      (8,092)     1,996
                                            ------      ------      -------    ------
     Total current liabilities              40,700      19,985     (9,090)    51,595
Term loan facilities                       137,800        -           -       137,800
Senior Subordinated Notes due 2007, net    149,245        -           -       149,245
Other long-term debt, less current
  maturities                               105,279      20,878     (89,245)    36,912
Other liabilities                           10,729       2,330        (341)    12,718
     Total liabilities                     443,753      43,193     (98,676)   388,270
                                           -------      ------     --------   -------
Minority interest                            2,315        -           -         2,315
Commitments and contingencies
Stockholders' equity ( deficiency):
   Series E Special Stock                   13,732        -          -         13,732
   Common Stock                              3,212      17,832    (17,832)      3,212
   Additional paid-in capital              122,980      68,700    (68,700)    122,980
   Cumulative translation adjustment       (13,946)    (14,140)    14,140     (13,946)
   Retained earnings (accumulated deficit)(149,752)     31,827    (31,801)   (149,726)
     Total stockholders' equity
      (deficiency)                         (23,774)    104,219   (104,193)    (23,748)
                                            ------     -------    -------      ------
                                          $422,294    $147,412  $(202,869)   $366,837
                                          ========    ========   ========    ========

                           See accompanying notes.

                    CONSOLIDATING STATEMENTS OF OPERATIONS

                           Year ended June 30, 1996
                                  (In 000's)

                                                                       Alliance
                                                                        Gaming
                                  Parent and      Non-                Corporation
                                 Guaranteeing Guaranteeing Elimina-       and
                                 Subsidiaries Subsidiaries   tions   Subsidiaries
Revenues:
  Gaming equipment and systems       $ 11,700      $1,223    $(2,348)   $ 10,575
  Wall machines and amusement games      -          3,356        -         3,356
  Route operations                     93,037      16,901        -       109,938
  Casino operations                    14,747      33,862       (100)     48,509
                                      -------      ------     -------     ------
                                      119,484      55,342     (2,448)    172,378
                                      -------      ------     -------    -------
Costs and expenses:
  Cost of gaming equipment and systems  8,531       1,030     (2,348)      7,213
  Cost of wall machines and amusement
    games                                -          2,022        -         2,022
  Cost of route operations             73,436      10,776        -        84,212
  Cost of casino operations             9,722      12,324        -        22,046
  Selling, general and administrative  19,652      11,710        (92)     31,270
  Research and development                236         134        -           370
  Depreciation and amortization         8,746       2,242        -        10,988
  Direct acquisition costs             55,843         -          -        55,843
  Unusual items                         5,498         -          -         5,498
                                        -----      ------     ------      ------
                                      181,664      40,238     (2,440)    219,462
                                      -------      ------     ------     -------

Operating income (loss)               (62,180)     15,104         (8)    (47,084)

Earnings in consolidated subsidiaries   8,378         -       (8,378)        -

Other income (expense):
  Interest income                       1,654         391       (474)      1,571
  Interest expense                     (7,407)     (1,964)       474      (8,897)
  Rainbow royalty                        -         (4,070)       -        (4,070)
  Minority interest                      (963)        -          -          (963)
  Other, net                              987         209       (895)        301
                                        -----       -----       -----      -----

Income (loss) before income taxes    (59,531)      9,670      (9,281)    (59,142)

Income tax provision                    (366)     (1,292)        903        (755)
                                       ------     -------      -----      ------

Net income (loss)                    (59,897)      8,378      (8,378)    (59,897)
Special Stock dividends                 (362)       -            -          (362
                                      ------       -----       -----      ------
Net income (loss) applicable to
  common shares                     $(60,259)    $ 8,378    $ (8,378)   $(60,259)
                                    ========     =======     =======    ========

                           See accompanying notes.

                     CONSOLIDATING STATEMENTS OF OPERATIONS

                           Year ended June 30, 1997
                                  (In 000's)

                                                                         Alliance
                                                                          Gaming
                                   Parent and       Non-                 Corporation
                                  Guaranteeing  Guaranteeing  Elimina-       and
                                  Subsidiaries  Subsidiaries    tions   Subsidiaries
Revenues:
  Gaming equipment and systems        $130,764    $ 11,070   $ (7,100)   $134,734
  Wall machines and amusement games        -       131,954        (20)    131,934
  Route operations                     108,148      18,880        -       127,028
  Casino operations                     11,738      39,712        -        51,450
                                       -------     -------     ------    --------
                                       250,650     201,616     (7,120)    445,146
                                       -------     -------     -------    -------
Costs and expenses:
  Cost of gaming equipment and systems  82,673       8,796     (6,973)     84,496
  Cost of wall machines and amusement
    games                                    -      68,437        (11)     68,426
  Cost of route operations              83,592      12,124        -        95,716
  Cost of casino operations              7,528      14,741        -        22,269
  Selling, general and administrative   53,913      45,616         (9)     99,520
  Research and development               6,701       3,253        -         9,954
  Depreciation and amortization         13,390       9,216        -        22,606
  Unusual items                            700           -        -           700
                                        ------     -------     ------     -------
                                       248,497     162,183     (6,993)    403,687
                                       -------     -------     ------     -------

Operating income (loss)                  2,153      39,433       (127)     41,459

Earnings in consolidated subsidiaries   23,624           -    (23,624)        -

Other income (expense):
  Interest income                        1,635         369       (384)      1,620
  Interest expense                     (21,042)     (2,968)       384     (23,626)
  Rainbow royalty                            -      (4,722)       -        (4,722)
  Minority interest                     (1,092)        -          -        (1,092)
  Other, net                               135           4        -           139
                                         -----       -----     ------      ------

Income before income taxes               5,413      32,116    (23,751)     13,778

Income tax benefit (provision)             499      (8,492)       -        (7,993)
                                         -----      -------    ------      ------

Net income                               5,912      23,624    (23,751)      5,785
Special Stock dividends                (11,974)          -          -     (11,974)
                                       -------      ------     ------     -------
Net income (loss) applicable to
  common shares                        $(6,062)    $23,624   $(23,751)    $(6,189)
                                       =======     =======    =======     =======


                           See accompanying notes.

                    CONSOLIDATING STATEMENTS OF OPERATIONS
                           Year ended June 30, 1998
                                  (In 000's)

                                                                        Alliance
                                                                         Gaming
                                  Parent and     Non-                  Corporation
                                 Guaranteeing  Guaranteeing  Elimina-       and
                                 Subsidiaries  Subsidiaries    tions   Subsidiaries
Revenues:
  Gaming equipment and systems        $104,141    $ 13,455     $(7,999)   $109,597
  Wall machines and amusement games       -         98,759        (148)     98,611
  Route operations                     127,424      21,083         -       148,507
  Casino operations                     13,426      47,231         -        60,657
                                       -------     -------      ------     -------
                                       244,991     180,528      (8,147)    417,372
                                       -------     -------      ------     -------
Costs and expenses:
  Cost of gaming equipment and systems  60,154       9,555      (8,025)     61,684
  Cost of wall machines and amusement
    games                                    -      54,389        (148)     54,241
  Cost of route operations             101,052      13,593         -       114,645
  Cost of casino operations              8,278      17,652         -        25,930
  Selling, general and administrative   47,066      39,252         -        86,318
  Research and development              12,739       3,039         -        15,778
  Depreciation and amortization         14,181       8,657         -        22,838
  Unusual items                           (370)         45         -          (325)
                                        ------     -------      ------      ------
                                       243,100     146,182      (8,173)    381,109
                                       -------     -------      ------     -------

Operating income                         1,891      34,346          26      36,263

Earnings in consolidated subsidiaries   22,844        -        (22,844)        -

Other income (expense):
  Interest income                        1,339         418        (944)        813
  Interest expense                     (27,581)     (1,963)        944     (28,600)
  Rainbow royalty                        4,884      (5,471)        -          (587)
  Rainbow royalty buyout               (19,000)        -           -       (19,000)
  Minority interest                     (2,002)        -           -        (2,002)
  Other, net                             1,136        (111)        -         1,025
                                        ------       -----      ------      ------

Income (loss) before income taxes      (16,489)     27,219     (22,818)    (12,088)
Income tax (provision) benefit           1,190      (4,375)        -        (3,185)
                                        ------      ------      ------      -------

Net income (loss) before extraordinary
  item                                 (15,299)     22,844     (22,818)    (15,273)
Extraordinary loss, without tax benefit(42,033)        -          -        (42,033)
Net income (loss)                      (57,332)     22,844     (22,818)    (57,306)

Special Stock dividends                 (3,551)        -           -        (3,551)
Premium on repurchase of Series B
  Special Stock                        (16,553)        -           -       (16,553)
                                       -------      ------     -------     -------
Net income (loss) applicable to
  common shares                       $(77,436)    $22,844    $(22,818)   $(77,410)
                                      ========     =======    ========    ========


                              See accompanying unaudited note.

                    CONSOLIDATING STATEMENTS OF CASH FLOWS
                           Year ended June 30, 1996
                                  (In 000's)

                                                                               Alliance
                                                                                Gaming
                                           Parent and     Non-                Corporation
                                         Guaranteeing  Guaranteeing  Elimina-     and
                                         Subsidiaries  Subsidiaries   tions   Subsidiaries
Cash flows from operating activities:
    Net income (loss)                        $(59,897)   $ 8,378    $(8,378)   $(59,897)
    Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
      operating activities:
    Depreciation and amortization               8,746      2,242          -      10,988
    Amortization of debt discounts                  9        236          -         245
    Loss on debenture conversion               30,079         -           -      30,079
    Write down of other assets                  6,117        (22)         -       6,095
    (Gain) loss on sale of assets                 (13)       118          -         105
    Provision for doubtful receivables            973         47          -       1,020
    Other                                       2,839     (1,295)         -       1,544
  Change in  operating  assets and  liabilities,
     net of  effects of  businesses acquired:
    Accounts and notes receivable              (3,642)    (2,389)         97     (5,934)
    Inventories                                 5,754         90          -       5,844
    Other current assets                       (1,508)     1,413          -         (95)
    Intercompany accoumts                      (7,038)    (1,340)      8,378         -
    Accounts payable                           (3,195)     1,403         (97)    (1,889)
    Accrued liabilities                        12,930       (174)         24     12,780
                                               ------      ------      -----     ------
     Net cash provided by (used in) operating
       activities                              (7,846)     8,707          24        885

Cash flows from investing activities:
  Acquisitions of businesses, net of cash
    acquired                                  (79,209)        -           -     (79,209)
  Additions to property, plant and equipment   (6,290)    (1,811)         -      (8,101)
  Proceeds from disposal of property and
    equipment                                   2,106        176          -       2,282
  Proceeds from sales of securities available
    for sale                                   13,516         -           -      13,516
  Other                                        (7,156)     2,065          -      (5,091)
                                               ------      -----       -----     ------
     Net cash provided by (used in) investing
       activities                             (77,033)       430          -     (76,603)

Cash flows from financing activities:
  Proceeds from long-term debt                155,236      1,301        (645)   155,892
  Capitalized debt issuance costs             (10,472)       -            -     (10,472)
  Reduction of long-term debt                 (47,233)    (4,834)        621    (51,446)
  Issuance of Series B Special Stock, net of
    discount                                   15,000        -            -      15,000
  Issuance of common stock                      4,400        -            -       4,400
  Convertible debentures conversion fees       (3,333)       -            -      (3,333)
                                               ------      -----      -----     -------
     Net  cash   provided  by  (used  in)
      financing   activities                  113,598     (3,533)        (24)   110,041
Cash and cash equivalents:
     Increase for year                         28,719      5,604          -      34,323
     Balance, beginning of year                 8,235      5,499          -      13,734
                                               ------     ------      ------     ------
     Balance, end of year                     $36,954    $11,103     $    -     $48,057
                                              =======    =======     =======    =======



                           See accompanying notes.

                    CONSOLIDATING STATEMENTS OF CASH FLOWS
                           Year ended June 30, 1997
                                  (In 000's)

                                                                                Alliance
                                                                                 Gaming
                                          Parent and      Non-                 Corporation
                                         Guaranteeing  Guaranteeing  Elimina-     and
                                         Subsidiaries  Subsidiaries   tions    Subsidiaries
Cash flows from operating activities:
    Net income                               $  5,912    $23,624    $(23,751)  $  5,785
  Adjustments to reconcile net income to
      net cash provided by (used in)
      operating activities:
     Depreciation and amortization             13,390      9,216          -      22,606
     Amortization of debt discounts               295        512          -         807
     Write down of other assets                   803        272          -       1,075
     Loss on sale of assets                       503        730          -       1,233
     Provision for doubtful receivables         5,049      4,010          -       9,059
     Other                                         32       (683)         -        (651)
   Net change in operating assets and liabilities:
     Accounts and notes receivable              1,912    (10,495)      3,982     (4,601)
     Inventories                                4,587    (12,165)        680     (6,898)
     Other current assets                        (287)    (1,262)         -      (1,549)
     Intercompany accounts                    (20,472)     5,673      14,799          -
     Accounts payable                          (4,425)      (177)      2,632     (1,970)
     Accrued liabilities                       (8,943)     7,269         914       (760)
                                               ------     ------       -----     ------
      Net cash provided by (used in) operating
        activities                             (1,644)    26,524        (744)    24,136

Cash flows from investing activities:
   Additions to property, plant and equipment  (9,198)    (4,059)         -     (13,257)
   Proceeds from disposal of property, plant
     and equipment                                 78        176          -         254
   Other additions to long-term assets         (8,375)      (199)         -      (8,574)
                                               ------     ------       -----     ------
     Net cash used in investing activities    (17,495)    (4,082)         -     (21,577)

Cash flows from financing activities:
   Reduction of long-term debt                   (767)    (6,751)        744     (6,774)
   Net change in credit lines                  (7,525)    (4,053)         -     (11,578)
   Repurchase of Series B Special Stock        (3,879)        -           -      (3,879)
   Proceeds from exercise of stock options        767         -           -         767
   Dividends received (paid)                   10,051    (10,051)         -          -
                                              -------    -------        ----    -------
     Net cash used in financing activities     (1,353)   (20,855)        744    (21,464)

  Effect of exchange rate changes on cash           -       (228)         -        (228)
  Cash and cash equivalents:
   Increase (decrease) for period             (20,492)     1,359          -     (19,133)
   Balance, beginning of period                36,954     11,103          -      48,057
                                              -------    -------        ----    -------
   Balance, end of period                     $16,462    $12,462      $   -     $28,924
                                              =======    =======      ======    =======


                              See accompanying unaudited note.

                    CONSOLIDATING STATEMENTS OF CASH FLOWS
                           Year ended June 30, 1998
                                  (In 000's)

                                                                                Alliance
                                                                                 Gaming
                                         Parent and       Non-                Corporation
                                         Guaranteeing  Guaranteeing  Elimina-     and
                                         Subsidiaries  Subsidiaries   tions   Subsidiaries
Cash flows from operating activities:
    Net income (loss)                        $(57,332)   $22,844    $(22,818)   $(57,306)
  Adjustments to reconcile net income
      (loss)to net cash provided by
      (used in) operating activities:
     Depreciation and amortization             14,181      8,657          -       22,838
     Amortization of debt discounts                44         -           -           44
     Extraordinary item                        42,033         -           -       42,033
     Write down of other assets                 2,447         -         (118)      2,329
     (Gain) loss on sale of assets                185        (52)         -          133
     Provision for losses on (recovery of)
       receivables                             (8,278)     1,084          -       (7,194)
     Other                                       (140)        (3)         92         (51)
   Net change in operating assets and liabilities:
     Accounts and notes receivable             (4,795)     3,318       3,423       1,946
     Inventories                               (8,870)      (200)       (151)     (9,221)
     Other current assets                      (1,100)    (1,912)         -       (3,012)
     Intercompany accounts                    (17,688)      (430)     18,118          -
     Accounts payable                          (2,563)    (1,158)        (72)     (3,793)
     Accrued liabilities                        6,150     (3,022)       (534)      2,594
                                              -------     ------       -----       -----
      Net cash provided by (used in operating
        activities                            (35,726)    29,126      (2,060)     (8,660)

Cash flows from investing activities:
   Additions to property, plant and equipment (11,534)    (4,007)        -       (15,541)
   Proceeds from disposal of property, plant
     and equipment                                (88)       143         -            55
   Additions to long-term assets               (9,263)    (5,873)      5,503      (9,633)
      Net cash used in investing activities   (20,885)    (9,737)      5,503     (25,119)
                                              -------     ------       -----     -------
  Cash flows from financing activities:
  Refinancing fees and expenses               (32,752)        -           -      (32,752)
  Capitalized debt issuance costs             (11,456)        -           -      (11,456)
  Proceeds from long-term debt                309,318         -       (5,584)    303,734
   Reduction of long-term debt               (179,348)    (2,540)      2,141    (179,747)
   Net change in credit lines                  22,738      2,660          -       25,398
   Redemption of Series B Special Stock       (77,568)        -           -      (77,568)
   Proceeds from exercise of stock options        855         -           -          855
   Dividends received (paid)                   16,971    (16,971)         -           -
                                              -------    -------      ------     -------
      Net cash provided by (used in)
        financing activities                   48,758    (16,851)     (3,443)     28,464


  Effect of exchange rate changes on cash          -        (122)         -         (122)

  Cash and cash equivalents:
   Increase (decrease) for period              (7,853)     2,416          -       (5,437)
   Balance, beginning of period                16,462     12,462          -       28,924
                                               ------    -------      ------      ------
   Balance, end of period                     $ 8,609    $14,878      $   -      $23,487
                                              =======    =======      ======     =======

                              See accompanying unaudited note.

Basis of Presentation

These notes to consolidating financial statements should be read in conjunction with the consolidated financial statements and notes thereto. Certain reclassifications have been made to prior years' financial statements to conform with the current year presentation.

Debt and Lines of Credit

Long-term debt and lines of credit at June 30, 1998 consist of the following :
                                                                     Alliance
                                                                      Gaming
                              Parent and     Non-                   Corporation
                             Guaranteeing  Guaranteeing  Elimina-       and
                             Subsidiaries  Subsidiaries    tions   Subsidiaries
                                                            (in 000's)
10% Senior Subordinated Notes due
    2007, net of unamortized
     discount                 $149,245     $   -     $   -       $149,245
Term loan facilities:
  Tranche B Term Loan           74,438         -         -         74,438
  Tranche C Term Loan           39,700         -         -         39,700
  Delayed Draw Term Facility    25,000         -         -         25,000
Revolving Credit Facility       22,700      12,271       -         34,971
Intercompany notes payable      88,096       9,241   (97,337)         -
Other                               57       2,542        -         2,599
                               -------      ------   -------      -------
                               399,236      24,054   (97,337)     325,953
Less current maturities          6,912       3,176    (8,092)       1,996
                               -------      ------   -------      -------
Long-term debt, less current
  maturities                  $392,324     $20,878  $(89,245)    $323,957
                              ========     =======  ========     ========

Income Taxes

The federal, foreign and state income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of June 30, 1997 are as follows (in 000's):


                                                                            Alliance
                                                                             Gaming
                                      Parent and     Non-                 Corporation
                                    Guaranteeing  Guaranteeing  Elimina-      and
                                    Subsidiaries  Subsidiaries   tions    Subsidiaries
Deferred Tax Assets:
 Net operating loss carry forwards      $ 6,049       $         $           $ 6,049
 Foreign tax credit carry forwards       11,843                              11,843
 Inventory obsolescence reserves          3,360         648                   4,008
 Bad debt reserves                        6,359                               6,359
 Accruals not currently deductible
  for tax purposes                        3,585                               3,585
 Other                                    4,541       4,863                   9,404
                                          -----      ------      -----        -----
Total gross deferred tax assets          35,737       5,511                  41,248
Less:  Valuation allowance               29,472                              29,472
                                         ------      ------      -----       ------
Deferred tax assets                      $6,265     $ 5,511     $  -       $ 11,776
                                         ------     -------     ------     --------



                                                                          Alliance
                                                                           Gaming
                                     Parent and      Non-                 Corporation
                                    Guaranteeing  Guaranteeing  Elimina-      and
                                    Subsidiaries  Subsidiaries   tions    Subsidiaries
Deferred Tax Liabilities:
  Property and equipment, principally
    due to depreciation differences      $3,703    $            $          $ 3,703
  Other                                   3,162     3,500                    6,662
                                          -----     -----       ----         -----
Total gross deferred tax liabilities      6,865     3,500                   10,365
                                          -----     -----       ----        ------
Net deferred tax assets (liabilities)    $ (600)   $2,011       $  -       $ 1,411
                                         ======    ======       ====        ======



The federal, foreign and state income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of June 30, 1998 are as follows (in 000's):


                                                                          Alliance
                                                                           Gaming
                                    Parent and     Non-                  Corporation
                                   Guaranteeing  Guaranteeing  Elimina-      and
                                   Subsidiaries  Subsidiaries   tions    Subsidiaries
Deferred Tax Assets:
  Net operating loss carry forwards    $15,254     $            $          $15,254
  Foreign tax credit carry forwards     12,816                              12,816
  Inventory obsolescence reserves        2,729        853                    3,582
  Bad debt reserves                      2,045         11                    2,056
  Accruals not currently deductible
      for tax purposes                   3,809        299                    4,108
  Refinancing costs being amortized
    for tax purposes                    13,125                              13,125
  Other                                  4,430      3,181                    7,611
                                        ------      -----       -----        -----
Total gross deferred tax assets         54,208      4,344                   58,552
Less:  Valuation allowance             (47,085)                            (47,085)
                                        ------      -----       -----       ------
Deferred tax assets                    $ 7,123    $ 4,344       $   -      $11,467
                                       -------    -------       -----      -------

Deferred Tax Liabilities:
  Property and equipment, principally
    due to depreciation differences    $ 3,268    $ 1,494       $          $ 4,762
  Other                                  4,332        836                    5,168
                                         -----      -----       -----        -----
Total gross deferred tax liabilities     7,600      2,330                    9,930
                                         -----      -----       -----        -----
Net deferred tax assets (liabilities)  $  (477)   $ 2,014       $   -      $ 1,537
                                       =======    =======       ======     =======


13.      RESERVES AND ALLOWANCES

     The following tables represent the activity for each of the fiscal years ended June 30, 1996, 1997 and 1998 for each of the valuation reserve and allowance accounts (in 000,s):


                                             Balance at                                  Balance at
                                            Beginning of                                   End of
                                                Year        Additions     Deductions        Year
         Allowance for doubtful accounts:
           Year ended June 30, 1998            $23,901       $ 2,722        $13,582 (b)    $13,041
           Year ended June 30, 1997             19,497         9,179          4,775         23,901
           Year ended June 30, 1996              1,659        18,995 (a)      1,157         19,497

         Inventory valuation allowance:
           Year ended June 30, 1998             $8,856       $   355         $2,414         $6,797
           Year ended June 30, 1997              9,484         1,719          2,347          8,856
           Year ended June 30, 1996                -          11,315 (a)      1,831          9,484

         Other assets valuation reserve:
           Year ended June 30, 1998             $3,502       $    18         $   32         $3,488
           Year ended June 30, 1997              3,679           162            339          3,502
           Year ended June 30, 1996                631         4,629          1,581          3,679

_______________

(a) Includes reserves assigned to BGII receivables and inventory in purchase accounting of $17.6 million and $9.8 million, respectively.
(b) Includes the $6.0 million net reversal of bad debt reserves related to the resolution of certain receivables sold with recourse to General Electric Capital Corporation. Such amount was included in unusual items in the accompanying consolidated statement of operations.