Form 10-K/A
period 1998-06-30
ALLIANCE GAMING CORP
filed 1998-10-29
CIK 2491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-1
                          Amendment No. 1 to Form 10-K

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

                               6601 S. Bermuda Rd
                             Las Vegas,Nevada 89119
               (Address of principal executive offices) (Zip Code)

                  Registrant's telephone number: (702) 270-7600

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $0.10 par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $76,697,000 as of September 21, 1998.

The number of shares of Common Stock, $0.10 par value, outstanding as of September 21, 1998 according to the records of registrant's registrar and transfer agent was 34,261,167.

                  Documents incorporated by reference - None

GENERAL

      Alliance Gaming Corporation ("Alliance", the "Company" or the "Registrant") hereby amends its Annual Report on Form 10-K for the fiscal year ended June 30, 1998 by deleting its responses to Items 10 through 13 contained in its original filing and replacing such sections with the following:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age and position with the Company of each of the directors and executive officers of Alliance as of October 21, 1998 is set forth below. No director or executive officer is related by blood, marriage or adoption to any other director or executive officer.

         Name                 Age  Position with the Company
         ----                 ---  --------------------------
         Morris Goldstein     53   President and Chief Executive Officer
         Hans Kloss           57   Executive Vice President
         David Johnson        47   Senior Vice President, General Counsel and
                                     Secretary
         Scott Schweinfurth   44   Senior Vice President, Chief Financial
                                     Officer and Treasurer
         Robert Miodunski     47   Senior Vice President- Route Group (Nevada)
         Robert Saxton        45   Senior Vice President- Casino Operations
         Jacques Andre        61   Director
         Anthony DiCesare     36   Director
         Michael Hirschfeld   48   Director
         Joel Kirschbaum      47   Director
         David Robbins        39   Director, Chairman of the Board of Directors
         Morton Topfer        62   Director


The Company's By-laws provide that the Board of Directors shall consist of no fewer than three nor more than nine directors, with the exact number to be fixed by the Board of Directors. The Company's By-laws provide that the Board of Directors shall be divided into three classes as nearly equal in number as possible, with each class having a term of three years or until their successors are duly qualified. The size of the Board has been fixed at seven. The Directors are elected by a plurality of the votes cast by the holders of shares entitled to vote thereon. The officers of the Company each serve at the pleasure of the Board of Directors.

The following table sets forth committee assignments and the terms of the directors:

                              Director    Term
                               Since    Expires
                               -----    -------
Morris Goldstein (2)(3)         1997      2000
Jacques Andre (1)(2)            1996      1998
Anthony DiCesare (2)(3)         1994      1999
Michael Hirschfeld(1)(2)(4)     1997      1998
Joel Kirschbaum (2)(3)          1994      1999
Morton Topfer (2)(4)            1997      2000
David Robbins (1)(2)(4)         1994(a)   2000
--------------
(1) Member of the Audit Committee
(2) Member of the Executive Committee
(3) Member of the Nominating Committee
(4) Member of the Compensation Committee
(a) Member of the Board of Directors since 1994, except for months of September 1997 to December 1997

   Morris Goldstein joined the Company in June 1997 as President and Chief Executive Officer and was elected to the Board of Directors in December 1997. Mr. Goldstein previously was Chief Executive Officer of Thomson Technology Initiative, a unit of Thomson Corporation, a global publisher and provider of information services. For six months in early 1994, Mr. Goldstein served as President and Chief Operating Officer of ImagiNation Network, an interactive computer game provider. Prior to that, he had been President of Information Access Company ("IAC"), an electronic information publishing company owned by Ziff Communications, since 1982. In late 1994, Mr. Goldstein also assisted in the sale of IAC by the Ziff family interests to the Thomson Corporation.

     Hans Kloss joined Alliance in June 1996 and served as the Managing Director of Alliance Automaten GmbH & Co. KG from June 1996 to June 1998. As of July 1, 1998, Mr. Kloss became Executive Vice President of Alliance Gaming Corporation. Mr. Kloss was a director of Bally Gaming International, Inc. ("BGII") from August 1991 to June 1996 and President and Chief Operating Officer of BGII from May 1993 to August 1997. Mr. Kloss was the Managing Director of the Bally Wulff entities from 1981 through June 30, 1998 and had been employed by those companies since 1970. Mr. Kloss served on the Company's Board of Directors from September 1997 until December 1997.

   David Johnson joined Alliance as Senior Vice President, General Counsel and Secretary in April 1995. Previously, Mr. Johnson represented a diverse group of casino clients as a Senior Partner at Schreck Morris, a Nevada law firm where he was employed from January 1987 to March 1995. Prior to joining Schreck Morris, Mr. Johnson served as Chief Deputy Attorney General for the gaming division of the Nevada Attorney General's Office. Mr. Johnson serves as Vice Chairman of the Executive Committee of the Nevada State Bar's Gaming Law Section and is an officer and founding member of the Nevada Gaming Attorneys Association.

   Scott Schweinfurth joined Alliance in June 1996 as Senior Vice President, Chief Financial Officer and Treasurer. Prior to joining the Company, Mr. Schweinfurth had served as the Senior Vice President, Chief Financial Officer and Treasurer of BGII since March 1995. Prior to joining BGII, Mr. Schweinfurth had been a partner at the accounting firm of Ernst & Young LLP from October 1988, having joined the audit staff of the firm in September 1976. Mr. Schweinfurth is a Certified Public Accountant.

   Robert Miodunski joined Alliance as Senior Vice President-Route Group (Nevada) in March 1994. From January 1991 to March 1994, Mr. Miodunski was President of Mulholland-Harper Company, a sign manufacturing and service company. From 1984 through 1990, Mr. Miodunski held various positions with Federal Signal Company, the last of which was Vice President and General Manager of the Midwest Region of the Sign Group.

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

   Anthony DiCesare was employed by Kirkland Investment Corporation ("KIC"), which was the sole general partner of Kirkland-Ft. Worth Investment Partners, L.P. ("KFW"), an investment partnership, from April 1991 to July 1994. Mr. DiCesare served as Executive Vice President-Development of the Company from July 1994 through June 1997. While he is currently a New York-based employee of the Company his principal occupation is as a private investor. He has been a director since 1994.

   Michael Hirschfeld was appointed a director in September 1997. Mr. Hirschfeld has been a partner of Milbank, Tweed, Hadley & McCloy, a New York law firm, from April 1995 to the present. From December 1990 to April 1995, Mr. Hirschfeld was a partner of Kelly Drye & Warren, a New York law firm.

     Joel Kirschbaum was appointed a director in July 1994 and served as Chairman of the Board of Directors of the Company from July 1994 to March 1995. Mr. Kirschbaum is the sole stockholder, director and officer of Kirkland Investment Corporation ("KIC"). He has been engaged in operating the businesses of KIC and Kirkland-Ft. Worth Investment Partners, L.P. ("KFW") since January 1991 when KIC and KFW were established, and of GSA, Inc. ("GSI"), the general partner of Gaming Systems Advisors, L.P. ("GSA"), since June 1993. Prior to that time, he worked at Goldman, Sachs & Co. for 13 years, during the last six of which he was a General Partner. When he established KIC and KFW, Mr. Kirschbaum resigned his general partnership interest in Goldman, Sachs & Co. and became a limited partner. Mr. Kirschbaum resigned his limited partnership interest in Goldman, Sachs & Co. in November 1993. While Mr. Kirschbaum is currently a New York-based employee of the Company his principal occupation is as President of KIC.

   David Robbins served as a director from July 1994 to September 1997 and as Chairman of the Board of Directors of the Company from February 1997 to September 1997. In December 1997 he was again elected to the Board of Directors and since that time has served as Chairman of the Board. Mr. Robbins has been a practicing attorney since 1984; he was formerly an attorney with Kramer, Levin, Naftalis, Kamin & Frankel from May 1993 to September 1995, with O'Sullivan, Graev & Karabell, LLP from September 1995 to February 1997, and since February 1997 he has been a member of Brock Silverstein & McAuliffe, LLC. Mr. Robbins is also a private investor and managing member of a private investment fund.

   Morton Topfer has been Vice Chairman of Dell Computer Corporation since May 1994. Mr. Topfer shares the office of the Chief Executive Officer with the Chairman and Chief Executive Officer of Dell Computer. From 1971 to May 1994, Mr. Topfer held various positions with Motorola, Inc., the last of which was Executive Vice President and President of Motorola's Land Mobile Products Sector where he managed the mobile, portable and data systems businesses. Mr. Topfer is also a director of Autodesk Inc.


Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of Alliance's equity securities ("Insiders"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Insiders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) reports filed by such persons. To the Company's knowledge, based on its review of the copies of such reports furnished to the Company during the fiscal year ended June 30, 1998, all Section 16(a) filing requirements applicable to Insiders were complied with, except that Mr. Andre filed two Form 4's which did not meet the filing deadline; Mr. Goldstein, Mr. Miodunski and Mr. Robbins each filed a Form 4 which did not meet the filing deadline; and Mr. Topfer filed a Form 3 which did not meet the filing deadline.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or to be paid by the Company to the Company's chief executive officer and its four other most highly compensated executive officers receiving over $100,000 per year (the "Named Executive Officers") for services rendered in all capacities to the Company during the fiscal year ended June 30, 1998:

Summary Compensation Table *


                            Fiscal        Annual Compensation         Long-Term
                            Year         --------------------       Compensation
   Name and                 Ended                      Other Annual   Awards       All Other
   Principal Position       June 30,  Salary    Bonus  Compensation   Options    Compensation (1)
   ------------------       -------   ------    -----  ------------   -------    ------------
Morris Goldstein (2)        1998    $450,000    $  -       (3)           -        $90,000
 President and              1997      17,300       -                  500,000        -
   Chief Executive Officer

Hans Kloss (4)              1998    $234,000   $477,500    (3)         25,000     $  -
  Executive Vice President  1997     406,300  1,682,400                  -           -
                            1996       8,450       -                     -           -

David Johnson               1998    $250,000    $  -       (3)         27,902      $2,019
  Senior Vice President,    1997     250,000    185,000                  -          5,351
  General Counsel           1996     200,000    350,000                  -          6,277

  and Secretary
Scott Schweinfurth (5)      1998    $250,000    $  -     $53,245(6)   101,998      $1,710
  Senior Vice President,    1997     235,000    400,000               120,000       4,300
  Treasurer and Chief       1996       6,538       -                     -           -
  Financial Officer

Robert Miodunski            1998    $235,000    $55,000     (3)        45,461      $1,778
 Senior Vice President-     1997     212,400     96,750                  -          1,700
 Route Group (Nevada)       1996     194,800     70,000                  -          2,375


----------------
* As used in the tables provided under the caption "Executive Compensation," the character " - " is used to represent "zero."


(1) "All Other Compensation" for fiscal year 1998 includes (i) payments made for relocation costs for Mr. Goldstein of $90,000, and (ii) contributions made by the Company to the Company's Profit Sharing 401(k) Plan in amounts of $0, $0, $2,019, $1,710, and $1,778 on behalf of Mr. Goldstein, Mr.
     Kloss, Mr. Johnson, Mr. Schweinfurth and Mr. Miodunski, respectively.
(2) Mr. Goldstein joined the Company in June 1997 as President and Chief Executive Officer.
(3) The aggregate amount of such compensation to be reported herein is less than the lesser of $50,000 or 10 percent of the total annual salary and bonus reported for the Named Executive Officer.
(4) Mr. Kloss joined the Company in June 1996, having previously been employed by Bally Gaming International, Inc. ("BGII").
(5) Mr. Schweinfurth joined the Company in June 1996, having previously been employed by BGII. Mr. Schweinfurth's bonus for the fiscal year 1997 was for an 18-month period.
(6) Includes amounts paid for club initiation fees and quarterly dues totaling $34,140 plus reimbursement for quarterly dues totaling $4,140 and related tax reimbursement payments of $19,105.

Option/SAR Grants in Last Fiscal Year

The following table reflects options granted to Named Executive Officers during the fiscal year ended June 30, 1998:

                                                                      Potential Realizable
                               Individual Grants                            Value at
                               -----------------                      Assumed Annual Rates
                                 % of Total                                 of Stock
                                   Granted                           Price Appreciation for
                     Options   to Employees in  Exercise  Expiration       Option Term
      Name           Granted     Fiscal Year     Price       Date          5%       10%
      ----           -------     -----------     -----       ----       ------    ------
Hans Kloss           25,000 (a)      1.70%      $4.1250     9/02/02     $28,000   $63,000
Scott Schweinfurth   60,000 (a)      4.09%       4.1250     9/02/02      68,000   151,000
Scott Schweinfurth    1,075 (b)(c)    .07%       4.6875     1/14/03       1,000     3,000
Robert Miodunski     25,000 (a)(c)   1.70%       4.1250     9/02/02      28,000    63,000

------------
(a)Options will vest one third on each of the next three anniversary dates thereof.
(b)Of the options, 537 vested on grant date and 269 will vest on each of the next two anniversary dates thereof.
(c)Excludes 40,923 options and 20,461 options granted to Mr. Schweinfurth and Mr. Miodunski, respectively, in September 1998 in lieu of cash bonuses for fiscal year 1998.

Aggregate Fiscal Year-End Option/SAR Values

The following table reflects outstanding options held by Named Executive Officers at June 30, 1998:

                          Number of Unexercised          Value of Unexercised
                                Options at             In-the-Money Options at
                              June 30, 1998               June 30, 1998 (a)
                       ---------------------------    --------------------------
      Name             Exercisable   Unexercisable    Exercisable  Unexercisable

Morris Goldstein         125,000        375,000         $16,000       $16,000
Hans Kloss                 5,918         25,000          22,000          -
David Johnson            200,000           -            113,000          -
Scott Schweinfurth        50,600        130,500          22,000        27,000
Robert Miodunski         113,250         37,750          64,000         4,000

---------

 (a) Represents the amount by which the market value of the underlying stock at June 30, 1998 ($4.00 per share) exceeds the aggregate exercise prices of the options.

Directors' Compensation

Directors of the Company who are also employees are not separately compensated for their services as directors. Fee arrangements with other directors of the Company are as follows: (i) Mr. Andre, Mr. Hirschfeld and Mr. Topfer, $30,000 each per year for all services as a director and member of various committees and (ii) Mr. Robbins, $135,000 for all services as Chairman of the Board and member of various committees. Directors are also reimbursed for their reasonable out-of-pocket expenses incurred on Company business.

During fiscal year 1998, the following stock option grants were made to directors: (i) Mr. Andre received 15,000 stock options with an exercise price of $4.125 and 2,079 stock options with an exercise price of $4.6875; (ii) Mr. Hirschfeld received 30,000 stock options with an exercise price of $4.1875;
(iii) Mr. Robbins received 15,000 stock options with an exercise price of $4.125 and 7,751 stock options with an exercise price of $4.6875; and (iv) Mr. Topfer received 30,000 stock options with an exercise price of $4.4375. Under current policy, non-employee directors receive grants of 30,000 shares upon appointment to the Board of Directors and 15,000 shares on each anniversary date of their original appointment to the Board of Directors. All of these options are granted at fair market value on grant date, vest immediately and have a five-year term.

During fiscal 1997, the Board of Directors granted Mr. DiCesare and Mr. Kirschbaum bonuses to be paid upon achievement of specified objectives. Of these bonuses, $75,000 and $150,000, respectively, were paid in fiscal 1998 based upon achievement of the last of such specified objectives.

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

For the year beginning July 1, 1997, the performance goals for each Employee were: (i) the completion by the Company (and/or one or more of its affiliates) of a refinancing transaction or substantially similar transaction, (ii) the closing of a "significant merger" with a value of at least $60 million and (iii) the closing of a "significant financing" with a value of at least $50 million. Upon the achievement of the performance goal set forth in clause (i), which goal was met on August 8, 1997, each Employee received a Bonus of $950,000. Upon the achievement of the performance goal set forth in clause (ii), each Employee was to receive a minimum Bonus of $200,000. Upon the achievement of the performance goal set forth in clause (iii), each Employee was to receive a minimum Bonus of at least $125,000. No bonuses were paid in respect to clause (ii) or clause
(iii) for the fiscal year 1998. The Board has carried over the goals from fiscal 1998 to fiscal 1999. In addition to the Bonuses, the Agreements provide that the Board of Directors, in its sole discretion, may grant further discretionary bonuses to the Employees. No discretionary bonuses were earned during fiscal 1998.

Pursuant to the Agreements, each Employee may elect to restructure his relationship with the Company into that of a financial consultant or independent advisor, with compensation arrangements reflecting the nature of such relationship and the services to be provided in amounts reasonably consistent with the compensation and Bonuses payable over the term of the Agreement as contemplated therein, as determined reasonably and in good faith by the Board of Directors, but calculated and payable in a manner customary for financial consultant or independent advisor arrangements. If the Employee makes such election, the Company and the Employee will negotiate in good faith to establish a restructured agreement with respect to the services to be provided hereunder.

At any time prior to January 1, 1999, an Employee may elect to pay in cash, or opt to forgo any Bonuses to which the Employee may thereafter become entitled and in lieu thereof to extend the expiration date of certain warrants currently beneficially owned by such Employee from September 21, 1999 to June 18, 2002. In September 1998, with Mr. DiCesare and Mr. Kirschbaum abstaining, the Board of Directors, upon reviewing a valuation study performed by an investment banking firm, voted unanimously to fix the number of warrants to be extended for each dollar of cash paid, or Bonuses forgone. Prior to September 21, 1999, Mr. DiCesare and Mr. Kirschbaum would be required to pay approximately $0.2 million and $0.8 million, respectively, in cash or forgo cash Bonuses of an equal amount in order to extend the warrants held of approximately 314,700 and 1,085,000, respectively.

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

The Company is party to an employment agreement with Mr. Kloss which generally provides for a base salary of DM954,600 (or approximately $525,000 using current exchange rates) per year through and including December 2000, and participation in the Company's cash bonus program at amounts determined by the Board of Directors, and severance benefits of one year's base salary and benefits if Mr. Kloss is terminated prior to December 31, 2000 without cause.

The Company is party to an employment agreement with Mr. Schweinfurth which generally provides for a base salary of $250,000 per year through and including June 1999, participation in the Company's compensation programs for corporate officers, participation in the Company's cash bonus program at amounts determined by the Board of Directors, and severance benefits of one year's base salary if Mr. Schweinfurth is terminated prior to June 1999 without cause.

The Company is party to an employment agreement with Mr. Miodunski which generally provides for a base salary of $235,000 per year through and including December 2000, participation in the Company's compensation programs for corporate officers, participation in the Company's cash bonus program at amounts determined by the Board of Directors, and severance benefits of one year's base salary if Mr. Miodunski is terminated prior to December 2000 without cause.



Compensation   Committee  Interlocks  and  Insider  Participation  in
Compensation Decisions

During the fiscal year ended June 30, 1998, the Compensation Committee of the Board of Directors of the Company met two times. The Compensation Committee is currently comprised of Messrs. Hirschfeld, Robbins and Topfer. During such fiscal year, the entire Board of Directors generally participated in deliberations concerning the compensation of the Company's executive officers. Other than current positions previously described elsewhere herein, no other member of the Company's Board of Directors was an officer or employee of the Company or any subsidiary during fiscal year ended June 30, 1998 or is a former officer of the Company or any subsidiary.

The Company has hired Ray & Berndtson, Inc., an international executive search firm, of which Mr. Andre is a partner, to perform certain personnel searches. The Company paid fees totaling $195,000 during fiscal year 1998 for the searches conducted by this firm. The final fee for the searches will be based on a percentage of the first-year compensation paid to certain personnel if and when hired.

The Company paid fees to Milbank, Tweed, Hadley & McCloy, a law firm in which Mr. Hirschfeld is a partner, for services rendered during fiscal year 1998.

The Company paid fees to Brock Silverstein McAuliffe LLC, a law firm in which Mr. Robbins is a member, for services during fiscal year 1998.


Since July 1, 1997 certain directors have been involved in transactions in which Alliance was a party and in which the amount involved exceeded $60,000. See "Certain Relationships and Related Transactions" and "Directors' Compensation".

ITEM 12 .   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of October [21], 1998 with respect to the beneficial ownership of the Common Stock, which constitutes the Company's only outstanding class of voting securities, by (i) each person who, to the knowledge of the Company, beneficially owned more than 5% of the Common Stock, (ii) each director of the Company, (iii) the Named Executive Officers of the Company as listed in the compensation table and (iv) all executive officers and directors of the Company as a group. Except as indicated, beneficial ownership includes the sole power to vote and to dispose of the securities in question. Except as indicated below, no director or executive officer of the Company beneficially owned any other equity securities of the Company.

                                                        Amount of    Percent of
      Name                                             Shares (1)     Class (1)
    Alfred H. Wilms                                   7,034,082 (2)     20.5%
    FMR Corp.                                         3,390,438 (3)      9.9%
      82 Devonshire Street Boston, MA 02109
    Jacques Andre                                        75,000 (4)         *
    Anthony DiCesare                                    596,787 (5)      1.7%
    Michael Hirschfeld                                   45,000 (6)         *
    Joel Kirschbaum                                   1,229,568 (7)      3.5%
    David Robbins                                       217,751 (8)         *
    Morton Topfer                                       138,043 (9)         *
    Morris Goldstein                                    190,808 (10)        *
    Hans Kloss                                          830,986 (11)     2.4%
    David Johnson                                       209,301 (12)        *
    Scott Schweinfurth                                  136,582 (13)        *
    Robert Miodunski                                    141,820 (14)        *
    All executive officers and directors as a group   4,095,843 (15)    11.2%
     ----------
      *     Less than 1%.

(1) Excludes the effect of the issuance of up to (i) 2,750,000 shares subject to warrants originally issued to KFW and (ii) 1,250,000 shares subject to warrants originally issued to GSA pursuant to an agreement ("the GSA
     Advisory Agreement") on September 21, 1993 and (iii) 2,500,000 shares subject to additional warrants originally issued to GSA upon consummation of the BGII acquisition pursuant to the GSA Advisory Agreement. All of such warrants have an exercise price of $1.50 per share and become exercisable in equal one-third tranches only when the Common Stock price reaches $11, $13 and $15, respectively for a designated period of time. Pursuant to information provided by Mr. Kirschbauman, as part of a distribution of assets from KFW and GSA to KIC and GSI on the one hand and to Kirkland Investors, L.P. on the other hand, approximately 600,000 and 1,867,000 of such warrants were distributed to Mr. DiCesare and Mr. Kirschbaum, respectively. As a result, Mr. DiCesare and Mr. Kirschbaum disclaim beneficial ownership of any other of these warrants.
(2)  Mr.  Wilms'  mailing  address  is 2, St.  Jansvliet,  bus  6-2000  Antwerp,
     Belgium.
(3) Information provided by a representative of FMR Corp. (4) Includes 15,000 shares owned and 60,000 shares subject to options that are currently exercisable or will become exercisable within 60 days.
(5) Includes 221,787 shares owned and 375,000 shares subject to options that are currently exercisable or will become exercisable within 60 days, but excludes certain additional shares underlying the warrants referred to in Note (1) above.
(6) Represents shares subject to options that are currently exercisable or will become exercisable within 60 days.
(7) Includes 679,568 shares owned and 550,000 shares subject to options that are currently exercisable or will become exercisable within 60 days, but excludes certain additional shares underlying the warrants referred to in Note (1) above. This disclosure is based upon information provided by Mr. Kirschbaum. Mr. Kirschbaum has advised that of such shares, certain amounts may be sold or distributed to other persons.
(8) Includes 64,000 shares owned and 127,751 shares subject to options that are currently exercisable or will become exercisable within 60 days; also includes 26,000 shares subject to options granted to Mr. Robbins by KFW or KIC, based upon information provided by Mr. Kirschbaum.
(9) Includes 108,043 shares owned and 30,000 shares subject to options that are currently exercisable or will become exercisable within 60 days.
(10) Includes 65,808 shares owned and 125,000 shares subject to options that are currently exercisable or will become exercisable within 60 days, but excludes options exercisable at $3.875 per share for 250,000 shares (only 125,000 of which are vested) which become exercisable in equal one-third tranches only when the Common Stock price reaches $11, $13 and $15, respectively.
(11) Includes 816,736 shares owned and 14,250 shares subject to options that are currently exercisable or will become exercisable within 60 days.
(12) Represents shares subject to options that are currently exercisable or will become exercisable within 60 days.
(13) Includes 12,403 shares owned and 124,179 shares subject to options that are currently exercisable or will become exercisable within 60 days.
(14) Includes 4,000 shares owned and 137,820 shares subject to options that are currently exercisable or will become exercisable within 60 days.
(15) Includes 2,082,498 shares subject to options that are currently exercisable or will become exercisable within 60 days.


ITEM 13 .             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to a stockholders agreement dated as of September 21, 1993, as amended on October 20, 1994, by and among the Company, KIC, GSA, KFW and the Company's largest shareholder, Mr. Alfred Wilms (as amended, the "Stockholders Agreement"), KIC is required to vote all of its shares of Common Stock to cause Mr. Wilms to be elected a director of the Company if so nominated for so long as Mr. Wilms owns shares of Common Stock of the Company. The Stockholders Agreement contains certain registration rights running in favor of KFW, KIC, GSA and certain of their respective affiliates and transferees and Mr. Wilms, including up to four demand registration rights each (and additional demand rights for Mr. Wilms under certain circumstances), at the Company's expense, and provisions granting Mr. Wilms the right to participate in certain offerings of securities by the Company and by KIC and its transferees.

Mr. Alfred Wilms serves as a consultant to the Company and received consulting fees which totaled $164,000 during the fiscal year ended June 30, 1998, and $41,000 for the three months ended September 30, 1998.

See also "Directors' Compensation" and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions".

                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ALLIANCE GAMING CORPORATION





Date: October 28  , 1998            By    /s/ Scott D. Schweinfurth
                                          ------------------------------
                                    Name: Scott D. Schweinfurth
                                    Title:Senior Vice President, Chief Financial
                                          Officer and Treasurer
                                          (Principal Financial and Accounting
                                          Officer)