Form 10-Q
period 1998-09-30
ALLIANCE GAMING CORP
filed 1998-11-16
CIK 2491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter ended September 30, 1998

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares of Common Stock, $0.10 par value, outstanding as of November 4, 1998 according to the records of the registrant's registrar and transfer agent was 34,261,167.

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-Q

                   For the Quarter Ended September 30, 1998










                                   I N D E X



PART I.  FINANCIAL INFORMATION                                        Page


Item 1. Unaudited Financial Statements

        Unaudited Condensed Consolidated Balance Sheets as of
           June 30, 1998 and September 30, 1998                        3

        Unaudited Condensed Consolidated Statements of Operations
           for the three months ended September 30, 1997 and 1998      4

        Unaudited Condensed Consolidated Statements of Stockholders'
           Deficiency for the three months ended September 30, 1998    5

        Unaudited Condensed Consolidated Statements of Cash Flows
           for the three months ended September 30, 1997 and 1998      6

        Notes to Unaudited Condensed Consolidated Financial
           Statements                                                  7

Item 2. Management's  Discussion and Analysis of Financial
           Condition and Results of Operations                        18



PART II. OTHER INFORMATION


Item 1. Legal Proceedings                                             26

Item 6. Exhibits and Reports on Form 8-K                              26


SIGNATURES                                                            27

                                     PART 1

                           ALLIANCE GAMING CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In 000's, except share data)
                                                          June 30,    Sept. 30,
                                                             1998       1998
ASSETS
Current assets:
  Cash and cash equivalents                              $ 23,487     $26,916
  Accounts and notes receivable, net of allowance
   for doubtful accounts of $11,932 and $11,909            93,459      87,510
  Inventories, net of reserves of $6,797 and $6,085        42,418      47,395
   Other current assets                                    11,711       9,179
                                                         --------    --------
   Total current assets                                   171,075     171,000
                                                          -------     -------
Long-term notes receivable, net of allowance for doubtful
  accounts of $1,109 and $988                               7,931       7,441
Leased equipment, net of accumulated depreciation of
  $4,020 and $3,564                                         7,325        7,229
Property, plant and equipment, net of accumulated
  depreciation of $46,090 and $50,211                       77,905      79,139
Excess of costs over net assets of acquired businesses,
  net of accumulated amortization of $3,199 and $3,864      59,952      60,940

Intangible assets, net of accumulated amortization of
  $13,358 and $14,001                                      26,732       27,868
Other assets, net                                          15,917       15,476
                                                          -------      -------
      Total assets                                       $366,837     $369,093
                                                         ========     ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable                                       $ 10,477    $ 12,926
  Accrued liabilities                                      39,122      29,542
  Current maturities of long-term debt                      1,996       2,116
                                                        ---------      ------
    Total current liabilities                              51,595      44,584
                                                         --------     -------
Term loan facilities                                      137,800     137,450
Senior Subordinated Notes due 2007, net                   149,245     149,258
Other long-term debt, less current maturities              36,912      38,609
Other liabilities                                          12,718      12,658
                                                          -------     -------
    Total liabilities                                     388,270     382,559
                                                         --------    --------

Minority interest                                           2,315       1,956
Commitments and contingencies
Stockholders' deficiency:
  Special Stock, 10,000,000 shares authorized:
     Series E, $100 liquidation value; 137,317 shares
      and 141,265 shares issued and outstanding            13,732      14,127
  Common Stock, $.10 par value; 175,000,000 shares
     authorized; 32,122,000 shares and 34,261,000 issued
     and outstanding                                        3,212       3,426
  Additional paid-in capital                              122,980     127,609
  Accumulated other comprehensive income                  (13,946)     (8,176)
  Accumulated deficit                                    (149,726)   (152,408)
                                                          -------     -------
    Total stockholders' deficiency                        (23,748)    (15,422)
                                                           ------      ------
    Total liabilities and stockholders' deficiency       $366,837    $369,093
                                                         =======     ========



    See notes to unaudited condensed consolidated financial statements.

                                ALLIANCE GAMING CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       (In 000's, except per share data)
                                                Three Months Ended September 30,
                                                            1997       1998
Revenues:
    Gaming equipment and systems                         $ 27,167   $ 21,942
    Wall machines and amusement games                      21,061     20,611
    Route operations                                       35,655     40,004
    Casino operations                                      14,088     16,214
                                                          -------    -------
                                                           97,971     98,771
Costs and expenses:
    Cost of gaming equipment and systems                   16,236     11,840
      Cost of wall machines and amusement games            11,568     12,068
      Cost of route operations                             27,188     31,129
      Cost of casino operations                             6,260      6,816
      Selling, general and administrative                  21,403     21,012
  Research and development                                  2,869      4,194
  Depreciation and amortization                             5,003      5,402
                                                           ------      -----
                                                           90,527     92,461

Operating income                                            7,444      6,310

Other income (expense):
    Interest income                                           231        232
    Interest expense                                       (6,069)    (7,903)
    Rainbow royalty                                          (587)         -
    Rainbow royalty buyout                                (19,000)         -
    Minority interest                                        (390)      (539)
    Other, net                                                (12)      (192)
                                                           -------    -------
Loss before income taxes                                  (18,383)    (2,092)

Income tax provision                                         (493)      (184)
                                                           ------    --------
Net loss before extraordinary item                        (18,876)    (2,276)

Extraordinary loss, without tax benefit (note 2)          (42,033)         -
                                                          -------    -------
Net loss                                                  (60,909)    (2,276)

Special Stock dividends and redemption premium on
    Series B Special Stock                                (18,953)      (406)
                                                           ------       ----
Net loss applicable to common shares                     $(79,862)   $(2,682)
                                                         ========    =======
Basic and diluted loss per share:
Loss per share before extraordinary item                $  (1.19)    $ (0.08)
Extraordinary loss per share                               (1.32)        -
                                                          -------      -----
Net loss per share                                      $  (2.51)   $  (0.08)
                                                        ========     =======

Weighted average common shares outstanding                31,853      32,982
                                                         =======     =======

      See notes to unaudited condensed consolidated financial statements.

                                ALLIANCE GAMING CORPORATION
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                     Three Months Ended September 30, 1998
                                  (In 000's)


                                                                                  Accumulated             Total
                                       Series E                        Additional    Other                Stock-
                                     Special Stock       Common Stock   Paid-in  Comprehensive  Accum.   holders'
                                    Shares  Dollars   Shares   Dollars  Capital      Income    Deficit  Deficiency
Balances at June 30, 1998            137   $13,732    32,122    $3,212  $122,980   $(13,946) $(149,726)  $(23,748)

Net loss                              --      --        --        --        --         --       (2,276)    (2,276)
Shares issued upon exercise of
  Options and warrants                --      --       2,139       214     4,629       --         --        4,843
Special Stock dividends                4       395      --        --        --         --         (406)       (11)
Foreign currency translation
  Adjustment                          --      --        --        --        --        5,770       --        5,770
                                     ---   -------    ------    ------  --------   --------  ---------   --------
Balances at September 30, 1998       141   $14,127    34,261    $3,426  $127,609   $ (8,176) $(152,408)  $(15,422)















            See notes to unaudited condensed consolidated financial statements.

                                ALLIANCE GAMING CORPORATION
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (In 000's)



                                                Three Months Ended September 30,
                                                            1997       1998
Cash flows from operating activities:
   Net loss                                              $(60,909) $  (2,276)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                        5,003      5,402
       Amortization of debt discounts                           7         13
     Extraordinary item                                    42,033          -
     Write down of other assets                               476        185
     Loss (gain) on sale of assets                            (14)       (21)
     Provision for doubtful receivables                       771       (353)
     Other                                                    259       (198)
   Net change in operating assets and liabilities:
     Accounts and notes receivable                          8,700     10,281
     Inventories                                           (2,622)    (4,420)
     Other current assets                                     (70)     2,692
     Accounts payable                                      (2,865)     2,449
     Accrued liabilities                                    1,124     (9,723)
      Net cash provided by (used in) operating activities  (8,107)     4,031

Cash flows from investing activities:
   Additions to property, plant and equipment              (3,049)    (3,483)
   Proceeds from disposal of property and equipment           131         36
   Additions to other long term assets                       (862)    (2,008)
      Net cash used in investing activities                (3,780)    (5,455)

Cash flows from financing activities:
   Refinancing fees and expenses                          (32,752)         -
   Capitalized debt issuance costs                        (11,456)         -
   Proceeds from issuance of long-term debt               303,734          -
   Reduction of long-term debt                           (177,894)      (467)
   Net change in lines of credit                            3,072        300
   Repurchase of Series B Special Stock                   (77,568)         -
   Proceeds from exercise of stock options and warrants         -      4,843
                                                          -------      -----
    Net cash provided by financing activities               7,136      4,676

Effect of exchange rate changes on cash                      (120)       177

Cash and cash equivalents:
    Increase (decrease) for period                         (4,871)     3,429
    Balance, beginning of period                           28,924     23,487
                                                           ------    -------
    Balance, end of period                               $ 24,053   $ 26,916
                                                         ========   ========



            See notes to unaudited condensed consolidated financial statements.

                                ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                       Three Months Ended September 30, 1997 and 1998



1.  BASIS OF PRESENTATION

    The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to present fairly the financial position, results of operations and cash flows of Alliance Gaming Corporation ("Alliance" or the "Company") for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results which may be expected for any other interim period or for the year as a whole. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's annual report on Form 10-K as amended for the year ended June 30, 1998. All intercompany accounts and transactions have been eliminated in consolidation.

    The accompanying condensed consolidated financial statements at June 30, 1998 were derived from audited consolidated financial statements, but do not include all disclosures required under generally accepted accounting principles. Certain reclassifications have been made to prior period financial statements to conform with current period presentation.

2.  DEBT, LINES OF CREDIT AND REFINANCING TRANSACTION

    Long-term debt at June 30, 1998 and September 30, 1998 consists of the following:

                                                          June 30,  Sept. 30,
                                                            1998      1998
                                                               (in 000's)
      10% Senior Subordinated Notes due 2007, net of
         unamortized discount of $755,000 and $742,000   $149,245  $149,258
      Term loan facilities:
         Tranche B Term Loan                               74,438    74,250
         Tranche C Term Loan                               39,700    39,600
         Delayed Draw Term Facility                        25,000    25,000
      Revolving Credit Facility                            34,971    36,253
      Other, secured by related equipment                   2,599     3,072
                                                          -------   -------
                                                          325,953   327,433
      Less current maturities                               1,996     2,116
                                                           ------   -------
      Long-term debt, less current maturities            $323,957  $325,317
                                                         ========  ========

    In August 1997 the Company completed a refinancing transaction whereby the Company repaid its 12 7/8% Senior Notes, repurchased its 15% Series B
    Special Stock, and issued $150 million of Senior Subordinated Notes and entered into bank financing of $230 million. The bank financing provides for
    (i) term loans in the aggregate amount of up to $140 million, comprised of a $75 million tranche with a 7 1/2-year term (the "Tranche B Term Loan"), a $40 million tranche with an 8-year term (the "Tranche C Term Loan"), and a $25 million tranche with a 7 1/2-year term (the "Delayed Draw Term Facility" and together with the Tranche B Term Loan and the Tranche C Term Loan, the "Term Loan Facilities"); and (ii) a $90 million revolving credit facility (the "Revolving Credit Facility") with a 6-year term. Each of these credit facilities are variable rate borrowings in accordance with a credit grid.
    The interest rates which are currently at the highest level of the credit grid and maturity dates are as follows:

                                              Interest           Maturity
                                                Rates               Date
            Tranche B Term Loan          LIBOR + 2.75%  January 31, 2005
            Tranche C Term Loan          LIBOR + 3.00%     July 31, 2005
            Delayed Draw Term Facility   LIBOR + 2.75%  January 31, 2005
            Revolving Credit Facility    LIBOR + 2.25%     July 31, 2003

    The Revolving Credit Facility also allows for German Deutschemark borrowings at the euro deutschmark rate plus 2.25% (or 5.4% at September 30, 1998).

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

    The refinancing transaction was completed in September 1997, and as a result, the Company recorded an extraordinary loss of $42.0 million consisting of the $27.7 million premium paid to repurchase the Senior Secured Notes, the payment of related transaction fees and expenses, and the charge-off of the unamortized debt discount and deferred financing fees. There was no tax benefit recognized for the extraordinary item as a valuation allowance was recorded to fully reserve the net operating losses created. The Company also recorded a $19.0 million charge for the cost of the Rainbow Royalty Buyout. Additionally, the Company recorded a $16.6 million charge to equity and a corresponding increase in the net loss applicable to common shares for the difference between the carrying value and the liquidation value of the Series B Special Stock, all of which was redeemed on September 8, 1997 at the liquidation price of $100 per share, plus accrued dividends.

3.  INCOME TAXES

    The Company's effective tax rate for the three months ended September 30, 1997 and 1998 differs from the statutory rate of 35% due to state income taxes and the impact of taxes applicable to earnings of Bally Wulff. In addition, earnings at the Company's domestic subsidiaries cannot be fully offset by the utilization of net operating loss carryforwards.

4.     SUPPLEMENTAL CASH FLOW INFORMATION

    The following supplemental information is related to the unaudited condensed consolidated statements of cash flows. For the three months ended September 30, 1997 and 1998, the Company recorded the following significant non-cash items:
                                                Three months ended September 30,
                                                          1997        1998
                                                             (In 000's)
    Reclassify other assets to property, plant and
    equipment                                            $  105     $  108
    Dividends for Series E and Series B Special Stock     2,400        406
    Reclassify inventory to equipment                     1,599        459
    Series B Special Stock redemption premium            16,553         -
    Translation rate adjustment                             895      5,593
    Capitalized obligation incurred in acquisition
      of route asset                                         -         652

5.  LEGAL PROCEEDINGS

    Litigation

    On September 25, 1995, BGII was named as a defendant in a class action lawsuit filed in Federal District Court in Nevada, by Larry Schreirer on behalf of himself and all others similarly situated. The plaintiffs filed suit against Bally Gaming International, Inc. ("BGII") and approximately 45 other defendants. Each defendant is involved in the gaming business as a gaming machine manufacturer, distributor, or casino operator. The class action lawsuit arises out of alleged fraudulent marketing and operation of casino video poker machines and electronic slot machines. The plaintiffs allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce people into playing their gaming machines based on a false belief concerning how those machines actually operate as well as the extent to which there is actually an opportunity to win on any given play. The plaintiffs allege that the defendants' actions constitute violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) and give rise to claims of common law fraud and unjust enrichment. The plaintiffs are seeking monetary damages in excess of $1.0 billion, and are asking that any damage awards be trebled under applicable Federal law. Management believes the plaintiffs' lawsuit to be without merit. The Company intends to vigorously pursue all legal defenses available to it.

    The Company is also a party to various lawsuits relating to routine matters incidental to its business. Management does not believe that the outcome of such litigation, including the matters above, in the aggregate, will have a material adverse effect on the Company.




6.    COMPREHENSIVE INCOME

    As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting of comprehensive income (loss) and its components; however, the adoption of SFAS had no impact on the Company's net income (loss) or stockholders' equity (deficiency). SFAS 130 requires the changes in the cumulative translation adjustment account (which is a component of stockholders' deficiency) to be included as a component of other comprehensive income (loss).

    During  the  three  months  ended   September  30,  1998  and  1997,   total
    comprehensive   income  (loss)  amounted  to  $3,088,000  and  $(80,877,000)
    respectively.

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

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                          CONSOLIDATING BALANCE SHEETS
                                  June 30, 1998
                                   (In 000's)

                                                                              Alliance
                                                                               Gaming
                                        Parent and       Non-               Corporation
                                       Guaranteeing  Guaranteeing  Adjust-     and
                                       Subsidiaries  Subsidiaries   ments   Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents                 $ 8,609     $ 14,878   $            $ 23,487
Accounts and notes receivable, net         44,757       52,380     (3,678)      93,459
Inventories, net                           27,957       14,990       (529)      42,418
Other current assets                        7,998        3,713                  11,711
                                           ------       ------     ------       ------
   Total current assets                    89,321       85,961     (4,207)     171,075
                                           ------       ------     ------      -------
Long-term notes receivable, net            95,036        1,926    (89,031)       7,931
Leased equipment, net                           2        7,323                   7,325
Property, plant and equipment, net         45,052       32,853                  77,905
Excess of costs over net assets of
   acquired businesses, net                39,963       19,989                  59,952
Intangible assets, net                     26,248          484                  26,732
Investment in subsidiaries                104,219                (104,219)
Other assets, net                          22,453       (1,124)    (5,412)      15,917
                                          -------      -------  ---------     --------
                                         $422,294     $147,412  $(202,869)    $366,837
                                         ========     ========  =========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable                         $  7,373      $ 3,104    $           $ 10,477
Accrued liabilities                        26,415       13,705       (998)      39,122
Current maturities of long-term debt        6,912        3,176     (8,092)       1,996
                                            -----        -----     ------        -----
  Total current liabilities                40,700       19,985     (9,090)      51,595
                                           ------       ------    -------       ------
Term loan facilities                      137,800                              137,800
Senior Subordinated Notes due 2007, net   149,245                              149,245
Other long-term debt, less current
  maturities                              105,279       20,878    (89,245)      36,912
Other liabilities                          10,729        2,330       (341)      12,718
                                          -------      -------    -------      -------
  Total liabilities                       443,753       43,193    (98,676)     388,270
                                          -------      -------    -------      -------
Minority interest                           2,315                                2,315
Commitments and contingencies
Stockholders' equity (deficiency):
Series E Special Stock                     13,732                               13,732
Common Stock                                3,212       17,832    (17,832)       3,212
Additional paid-in capital                122,980       68,700    (68,700)     122,980
Cumulative translation adjustment         (13,946)     (14,140)    14,140      (13,946)
Retained earnings (accumulated deficit)  (149,752)      31,827    (31,801)    (149,726)
                                         --------       ------    -------     --------
 Total stockholders' equity (deficiency)  (23,774)     104,219   (104,193)     (23,748)
                                         --------      -------    -------      -------
                                         $422,294     $147,412  $(202,869)    $366,837
                                         ========     ========  =========     ========

                              See accompanying unaudited note.


                                CONSOLIDATING BALANCE SHEETS

                                     September 30, 1998
                                         (In 000's)

                                                                              Alliance
                                                                               Gaming
                                       Parent and       Non-                Corporation
                                      Guaranteeing  Guaranteeing  Adjust-       and
                                      Subsidiaries  Subsidiaries   ments   Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents               $  14,643     $ 12,273    $           $ 26,916
Accounts and notes receivable, net         38,881       53,028     (4,399)      88,510
Inventories, net                           31,630       16,294       (529)      47,395
Other current assets                        7,157        2,022                   9,179
                                           ------       ------     ------      -------
   Total current assets                    92,311       83,617     (4,928)     171,000
                                          -------       ------     ------      -------
Long-term notes receivable, net            95,943        2,447    (90,949)       7,441
Leased equipment, net                       7,229                   7,229
Property, plant and equipment, net         46,032       33,107                  79,139
Excess of costs over net assets of
   acquired businesses, net                39,699       21,241                  60,940
Intangible assets, net                     27,399          469                  27,868
Investment in subsidiaries                 96,414                 (96,414)          -
Other assets, net                          23,088       (8,639)     1,027       15,476
                                          -------      -------    -------      -------
                                         $420,886     $139,471  $(191,264)    $369,093
                                         ========     ========  =========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable                        $  10,603     $  2,323    $           $ 12,926
Accrued liabilities                        16,475       13,810       (743)      29,542
Current maturities of long-term debt        1,528        3,216     (2,628)       2,116
                                           ------       ------    -------       ------
  Total current liabilities                28,606       19,349     (3,371)      44,584
                                          -------      -------    -------      -------
Term loan facilities                      137,450                              137,450
Senior Subordinated Notes due 2007, net   149,258                              149,258
Other long-term debt, less current
  maturities                              108,418       21,085    (90,894)      38,609
Other liabilities                          10,646        2,330       (318)      12,658
                                          -------      -------    -------      -------
  Total liabilities                       434,378       42,764    (94,583)     382,559
                                          -------       ------    -------      -------
Minority interest                           1,956                                1,956
Commitments and contingencies
Stockholders' equity (deficiency):
Series E Special Stock                     14,127                               14,127
Common Stock                                3,426       17,832    (17,832)       3,426
Additional paid-in capital                127,609       68,700    (68,700)     127,609
Cumulative translation adjustment          (8,176)      (8,375)     8,375       (8,176)
Retained earnings (accumulated deficit)  (152,434)      18,550    (18,524)    (152,408)
                                         --------      -------    -------     --------
  Total stockholders' equity (deficiency) (15,448)      96,707    (96,681)     (15,422)
                                         --------      -------    -------      -------
                                         $420,886     $139,471  $(190,264)    $369,093
                                         ========     ========  =========     ========

                            See accompanying unaudited note.

                     CONSOLIDATING STATEMENTS OF OPERATIONS

                      Three Months Ended September 30, 1997
                                   (In 000's)

                                                                                  Alliance
                                                                                   Gaming
                                          Parent and        Non-                Corporation
                                         Guaranteeing   Guaranteeing  Adjust-       and
                                         Subsidiaries   Subsidiaries   ments    Subsidiaries
Revenues:
  Gaming equipment and systems               $26,523      $ 2,747    $(2,103)     $27,167
  Wall machines and amusement games                        21,061                  21,061
  Route operations                            30,765        4,890                  35,655
  Casino operations                            3,289       10,799                  14,088
                                             -------     --------     ------      -------
                                              60,577       39,497     (2,103)      97,971
                                             -------      -------     ------      -------
Costs and expenses:
  Cost of gaming equipment and systems        16,280        2,043     (2,087)      16,236
  Cost of wall machines and amusement games                11,568                  11,568
  Cost of route operations                    24,052        3,136                  27,188
  Cost of casino operations                    2,098        4,162                   6,260
  Selling, general and administrative         11,202       10,201                  21,403
  Research and development                     2,152          717                   2,869
  Depreciation and amortization                2,927        2,076                   5,003
                                             -------      -------     ------      -------
                                              58,711       33,903     (2,087)      90,527
                                             -------      -------     ------      -------

Operating income                               1,866        5,594        (16)       7,444

Earnings in consolidated subsidiaries          3,197                  (3,197)

Other income (expense):
  Interest income                                292          111       (172)         231
  Interest expense                            (5,802)        (439)       172       (6,069)
  Rainbow royalty                                680       (1,267)                   (587)
  Rainbow royalty buyout                     (19,000)                             (19,000)
  Minority interest                             (390)                                (390)
  Other, net                                      64          (76)                    (12)
                                              ------        -----     ------       ------

Income (loss) before income taxes            (19,093)       3,923     (3,213)     (18,383)
Income tax benefit (provision)                   233         (726)                   (493)
                                              ------      -------     ------       ------

Net income (loss) before extraordinary item  (18,860)       3,197     (3,213)     (18,876)
Extraordinary loss, without tax benefit      (42,033)                             (42,033)
                                             -------      -------     ------      -------
Net income (loss)                            (60,893)       3,197     (3,213)     (60,909)

Special Stock dividends and redemption
  premium                                    (18,953)                             (18,953)
                                             -------     -------     ------      --------

Net loss applicable to common shares       $(79,846)      $ 3,197    $(3,213)    $(79,862)
                                           ========       =======    =======     ========


                                 See accompanying unaudited note.

                     CONSOLIDATING STATEMENTS OF OPERATIONS

                      Three Months Ended September 30, 1998
                                   (In 000's)

                                                                              Alliance
                                                                               Gaming
                                        Parent and       Non-               Corporation
                                      Guaranteeing  Guaranteeing   Adjust-      and
                                      Subsidiaries  Subsidiaries   ments    Subsidiaries
Revenues:
  Gaming equipment and systems            $20,171      $ 3,072    $(1,301)     $21,942
  Wall machines and amusement games                     20,622        (11)      20,611
  Route operations                         34,889        5,115                  40,004
  Casino operations                         3,307       12,907                  16,214
                                            -----      -------    -------      -------
                                           58,367       41,716     (1,312)      98,771
Costs and expenses:
  Cost of gaming equipment and systems     10,791        2,350     (1,301)      11,840
  Cost of wall machines and amusement
    games                                               12,079        (11)      12,068
  Cost of route operations                 27,816        3,313                  31,129
  Cost of casino operations                 2,039        4,777                   6,816
  Selling, general and administrative      11,837        9,175                  21,012
  Research and development                  3,436          758                   4,194
  Depreciation and amortization             3,672        1,730                   5,402
                                            -----       -------    ------       ------
                                           59,591       34,182     (1,312)      92,461

Operating income                           (1,224)       7,534                   6,310

Earnings in consolidated subsidiaries       5,102                  (5,102)

Other income (expense):
  Interest income                             315          104       (187)         232
  Interest expense                         (7,701)        (389)       187       (7,903)
  Rainbow royalty                           1,507       (1,507)
  Minority interest                          (539)                                (539)
  Other, net                                  (13)        (179)                   (192)
                                           ------       ------     ------       ------

Income (loss) before income taxes          (2,553)       5,563     (5,102)      (2,092)
Income tax benefit (provision)                277         (461)                   (184)
                                            -----       ------    -------       ------

Net income (loss)                          (2,276)       5,102     (5,102)      (2,276)
                                            -----        -----     ------       ------
Special Stock dividends                      (406)                                (406)
                                           ------       ------    -------        -----

Net loss applicable to common shares      $(2,682)      $5,102    $(5,102)     $(2,682)
                                         ========      =======    =======      =======

                            See accompanying unaudited note.

                           CONSOLIDATING STATEMENTS OF CASH FLOWS
                           Three Months Ended September 30, 1997
                                         (In 000's)

                                                                               Alliance
                                                                                Gaming
                                       Parent and       Non-                 Corporation
                                       Guaranteeing  Guaranteeing   Adjust-      and
                                       Subsidiaries  Subsidiaries    ments   Subsidiaries
Net cash provided by (used in)
 operating activities                     (23,015)       7,968      6,940       (8,107)
                                          -------       ------     ------       ------
Cash flows from investing activities:
   Additions to property and equipment     (2,288)        (761)                 (3,049)
   Proceeds from disposal of property and
    equipment                                  62           69                     131
   Additions to other long term asets        (710)        (152)                   (862)
                                           ------        -----     ------       ------
     Net cash used in investing activities (2,936)        (844)                 (3,780)
                                           ------        -----     ------       ------
Cash flows from financing activities:
   Refinancing fees and expenses          (32,752)                             (32,752)
  Capitalized new debt fees               (11,456)                             (11,456)
  Proceeds from issuance of long-term
    debt, net of expenses                 303,734        7,279     (7,279)     303,734
   Reduction of long-term debt           (170,294)      (7,939)       339     (177,894)
  Net change in lines of credit             1,840        1,232                   3,072
  Repurchase of Series B Special Stock    (77,568)                             (77,568)
  Dividends received (paid)                 5,374       (5,374)                      -
                                          -------       ------     ------      -------
     Net cash provided by (used in)
       financing activities                18,878       (4,802)    (6,940)       7,136
                                          -------       ------     ------      -------

Effect of exchange rate changes on cash                   (120)                   (120)

Cash and cash equivalents:
   Increase (decrease) for period          (7,073)       2,202                  (4,871)
   Balance, beginning of period            16,462       12,462                  28,924
                                          -------      -------                 -------
  Balance, end of period                  $ 9,389      $14,664   $     --      $24,053
                                          =======      =======   ========      =======



                                 See accompanying unaudited note.

                           CONSOLIDATING STATEMENTS OF CASH FLOWS
                           Three Months Ended September 30, 1998
                                         (In 000's)

                                                                               Alliance
                                                                                Gaming
                                       Parent and        Non-                Corporation
                                       Guaranteeing  Guaranteeing    Adjust-      and
                                       Subsidiaries  Subsidiaries    ments   Subsidiaries
Net cash provided by (used in)
 operating activities                      (6,904)      11,558       (623)       4,031
                                           ------      -------      -----       ------
Cash flows from investing activities:
   Additions to property and equipment     (2,732)        (751)                 (3,483)
   Proceeds from disposal of property and
     equipment                                 28            8                      36
   Additions to other long term assets     (2,008)                              (2,008)
                                           ------      -------     ------       ------
     Net cash used in investing activities (4,712)        (743)                 (5,455)
                                           ------      -------     ------       ------
Cash flows from financing activities:
   Reduction of long-term debt               (355)        (735)       623         (467)
   Net change in lines of credit              300                                  300
   Proceeds from exercise of stock options
    and warrants                            4,843                                4,843
   Dividends received (paid)               12,862      (12,862)                      -
                                          -------      -------     ------       ------
     Net cash provided by (used in)
       financing activities                17,650      (13,597)       623        4,676
                                          -------      -------     ------       ------

Effect of exchange rate changes on cash                    177                     177

Cash and cash equivalents:
   Increase (decrease) for period           6,034       (2,605)                  3,429
   Balance, beginning of period             8,609       14,878                  23,487
                                           ------      -------                  ------
  Balance, end of period                 $ 14,643      $12,273     $   --      $26,916
                                         ========      =======     ======      =======

                              See accompanying unaudited note.

Debt and Lines of Credit

Long-term debt and lines of credit at September 30, 1998 consist of the following:

                                                                              Alliance
                                                                              Gaming
                                       Parent and       Non-               Corporation
                                      Guaranteeing   Guaranteeing  Adjust-       and
                                      Subsidiaries   Subsidiaries   ments   Subsidiaries
                                                          (in 000's)
10% Senior Subordinated Notes due

  2007, net of unamortized discount      $149,258                             $149,258
Term loan facilities:
  Tranche B Term Loan                      74,250                               74,250
  Tranche C Term Loan                      39,600                               39,600
  Delayed Draw Term Facility               25,000                               25,000
Revolving Credit Facility                  23,000      13,253                   36,253
Intercompany notes payable                 84,904       8,618     (93,522)       -
Other                                         642       2,430                    3,072
                                          -------       -----     -------      -------
                                          396,654      24,301     (93,522)     327,433
Less current maturities                     1,528       3,216      (2,628)       2,116
                                          -------     -------     -------      -------
Long-term debt, less current
  maturities                             $395,126     $21,085    $(90,894)    $325,317
                                         ========     =======    ========     ========


                                ALLIANCE GAMING CORPORATION
                                   FORM 10-Q

                   For the Quarter Ended September 30, 1998




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

At September 30, 1998, based on the terms of the new $90.0 million Revolving Credit Facility, the Company would have been able to borrow $69.4 million, of which the Company had borrowings of approximately $36.3 million outstanding. The borrowing base for the revolving credit facility consists of eligible receivables and inventory, as defined in the credit agreement.

At September 30, 1998, the Company had $26.9 million in cash and cash equivalents and $33.1 million in unborrowed availability on its revolving credit facility pursuant to the borrowing base limitations contained in the credit agreement. In addition, the Company had working capital of approximately $126.4 million, an increase of approximately $6.9 million from June 30, 1998, which is explained below. Consolidated cash and cash equivalents at September 30, 1998 includes approximately $12.1 million of cash which is utilized in Casino and Route Operations which is held in vaults, cages or change banks.

The Company is in compliance with the financial and operational covenants under both the bank credit agreement and the Indenture for the Senior Subordinated Notes.

Management believes that cash flow from operating activities, cash and cash equivalents held and the availability under the revolving credit facility will provide the Company with sufficient capital resources and liquidity. At September 30, 1998, the Company did not have any significant commitments for capital expenditures.

Working Capital

During the three months ended September 30, 1998, working capital increased $6.9 million to $126.4 million. The primary fluctuations in working capital were: (i) a decrease in accounts receivable resulting from cash collections and lower revenues, (ii) an increase in inventory due to new product sales expected in fiscal year 1999, (iii) a decrease in accrued liabilities due to payments of accrued interest payable and a final payment in settlement of litigation related to the acquisition of BGII, (iv) the impact of foreign exchange fluctuations between the dollar and the deutschemark on all working capital categories, (v) increases in accounts payable based on timing of payments, and (vi) the corresponding impact of the above listed items on cash and cash equivalents.

Cash Flow

During the three months ended September 30, 1998, $4.0 million was provided from operating activities resulting from a net decrease in accounts receivable, a decrease in other current assets, an increase in depreciation and amortization, partially offset by a net loss, an increase in inventories primarily at Bally Gaming and Systems, and a decrease in accrued expenses.

During the three months ended September 30, 1998 the Company used $5.5 million of cash in investing activities primarily resulting from $3.5 million in capital expenditures and $2.0 million of payments made in acquiring the rights to manufacture and distribute several gaming products.

During the three months ended September 30, 1998, $4.7 million was provided by financing activities primarily resulting from the cash proceeds from the exercise of certain stock purchase warrants.

The following is a summary of the Company's earnings before interest, taxes, depreciation and amortization (EBITDA) by business unit:
                        Three Months Ending September 30,
                                                   1997       1998
                                   (In $000's)

Bally Gaming and Systems                       $ 3,146     $   960
Wall Machines and Amusement Games                2,601       3,145
Route Operations                                 6,334       5,678
Casino Operations                                4,257       5,442
Corporate Administrative Expenses               (3,891)     (3,513)
                                               -------     -------
    EBITDA                                     $12,447     $11,712
                                               =======     =======

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

The bank facility is collateralized by substantially all domestic property and is guaranteed by each domestic subsidiary of the U.S. Borrower and German Subsidiaries (both as defined), other than the entity which holds the Company's interest in its Louisiana operations and other non-material subsidiaries (as defined), and secured by both a U.S. and German Pledge Agreement (both as defined). The bank facility contains a number of maintenance covenants and it and the indenture have other significant covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries to dispose of assets, incur additional indebtedness, issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests (as defined) or subordinated indebtedness, issue or sell equity interests of the Company's subsidiaries (as defined), engage in mergers or acquisitions, or engage in certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities.

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

The Year 2000 issue has an impact on both information technology ("IT") systems and non-IT systems, such as its manufacturing systems and physical facilities including, but not limited to, security systems and utilities. Although management believes that a majority of the Company's IT systems are Year 2000 ready, such systems still have to be tested for Year 2000 readiness. The Company plans to replace or upgrade those systems that are identified as non-Year 2000 ready during calendar 1999. Certain IT systems previously identified as non-Year 2000 compliant are being upgraded or replaced which should be complete by June 30, 1999. Non-IT system issues are more difficult to identify and resolve. The Company is actively identifying non-IT Year 2000 issues concerning its products and services, as well as its physical facility locations. As non-IT areas are identified, management formulates the necessary actions to ensure minimal disruption to its business processes. Management has engaged outside consultants to assist and advise management in this assessment process and the consultant's final report and recommendation is forthcoming. Although management believes that its efforts will be successful and the costs will be immaterial to its consolidated financial position and results of operations, it also recognizes that any failure or delay could cause a disruption in its business and have a significant financial impact. To minimize this potential impact, the Company is actively planning and designing a contingency plan to support critical business processes.

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

Euro Currency Conversion

The Company's Bally Wulff subsidiary uses the German duetschmark as its functional currency. The new Euro currency will replace the duetschmark as well as most other European currencies after a phase in period which begins January 1, 1999. As most of Bally Wulff's transactions are within Germany, the switch to the Euro is not expected to have a material impact on revenues, expenses or income. The Company's products can be brought into Euro compliance by moving a switch inside the wall machine. The cost of the new front glass showing Euro denominations will be borne be the customers.

The Company currently has borrowings outstanding on its line of credit facility, a portion of which has a floating rate of interest tied to the Euro duetschmark rate. Upon the full implementation of the Euro, as of January 1, 2002, the interest rate will be tied to this new index. The impact of the change in this index, if any, is not known and can not be quantified at this time.

Results of Operations:

Three Months Ended September 30, 1997 and 1998

General

The Company operates through four business units: (i) gaming equipment and systems, (ii) wall machines and amusement games (consisting of the manufacture and distribution of wall-mounted gaming machines and distribution of other recreational and amusement machines), (iii) route operations and (iv) casino operations.

The following tables set forth the combined revenues and operating income (loss) for the four business units for the three months ended September 30, 1997 and 1998:

                                            1997       1998
                                               (In 000's)
Revenues:
  Bally Gaming and Systems              $ 27,167    $ 21,942
  Wall Machines and Amusement Games       21,061      20,611
  Route Operations                        35,655      40,004
  Casino Operations                       14,088      16,214
                                         -------     -------
Total Revenues                          $ 97,971    $ 98,771
                                        ========    ========

Operating income (loss):
  Bally Gaming and Systems               $ 1,871     $   147
  Wall Machines and Amusement Games        1,444       2,157
  Route Operations                         4,388       3,076
  Casino Operations                        3,754       4,862
  Corporate and Other                     (4,013)     (3,932)
                                          ------      ------
Total operating income:                  $ 7,444     $ 6,310
                                         =======     =======
Bally Gaming and Systems

For the quarter ended September 30, 1998, Bally Gaming and Systems business unit reported revenues of $21.9 million, a decrease of 19% compared to revenues of $27.2 million in the prior year quarter. Bally Gaming reported unit sales of approximately 2,100 new gaming machines, a decrease of 50% compared to unit sales of approximately 4,200 in the prior year quarter. By market segment, Bally Gaming's unit sales for the quarter consisted of approximately 900 units to the Nevada and Atlantic City markets, 1,100 units to international markets and 100 units to riverboats, Native American and other domestic markets. The decrease in number of units shipped resulted from fewer new casino openings and lower replacement demand from existing casinos. Bally Gaming reported revenues from the sale of new gaming machines of $11.4 million, a decrease of 44% compared to $20.5 million in the prior year quarter due to lower unit volume, partially offset by a 13% increase in average selling prices over the prior year quarter. Bally Systems reported revenues of $4.7 million, an increase of 41% compared to revenues of $3.3 million in the prior year quarter.

For the quarter ended September 30, 1998, gross profit margins improved to 46% from 40% in the prior year quarter. The gross margin improvement resulted primarily from a change in the mix of product sales to higher margin products, a greater percentage of higher margin Systems revenues and lower provisions for inventory obsolescence in the current year quarter. Bally Gaming and Systems reported operating income of $0.1 million compared to operating income of $1.9 million in the prior year quarter. The decrease in operating income resulted primarily from lower revenues, higher selling, general and administrative expenses and a $1.3 million increase in research and development costs resulting from the Company's ongoing efforts to expand its new and existing product offerings, partially offset by improved gross margins and a lower provision for doubtful receivables.

Wall Machines and Amusement Games

For the quarter ended September 30, 1998, the Wall Machines and Amusement Games business unit reported revenues of $20.6 million, a decrease of 2% compared to revenues of $21.1 million in the prior year quarter. The revenue decrease resulted primarily from a 12% decrease in unit shipments of new wall machines and a 21% decrease in amusement game distribution revenues, partially offset by a 51% increase in used wall machine revenues and a 4% increase in leased wall machine revenues. The foreign currency fluctuation of the German mark versus the U.S. dollar increased revenues and EBITDA by $0.5 million and $0.1 million, respectively, during the 1998 quarter. The Company believes that the general slowdown in the German economy has resulted in customers acquiring only enough units to replace those units whose licenses are expiring, and deferring purchases of other equipment.

Wall Machines and Amusement Games continued to expand its leasing program whereby new wall machines are leased to customers pursuant to operating leases. These leases provide Wall Machines and Amusement Games with a stream of revenues and cash flow over the life of the leases, which range from six months to three and one half years. Wall Machines and Amusement Games experienced a 17% increase in new units leased compared to the prior year quarter and a total of 4,500 machines are currently out on lease.

For the quarter ended September 30, 1998, gross profit margin decreased to 41% from 45% in the prior year quarter This decrease was due to the unfavorable impact of lower production at the manufacturing facility, partially offset by the increase in higher margin lease revenues and a 1 percent increase in the average selling price of new wall machines. Wall Machines and Amusement Games reported operating income of $2.2 million, an increase of 49% compared to $1.4 million in the prior year quarter. The improvement resulted primarily from lower selling, general and administrative expenses as the prior year quarter included additional expenses for a trade show, a lower provision for doubtful receivables resulting from an overall reduction in receivable balances and lower depreciation expense, partially offset by the decrease in revenues and lower gross margins.

Route Operations

For the quarter ended September 30, 1998, the Route Operations business unit reported revenues of $40.0 million, an increase of 12% compared to revenues of $35.7 million in the prior year quarter. Revenues for the Nevada operations increased 13% as net win per gaming machine per day increased to $52.60 from $52.40 in the prior year quarter, while the average number of gaming machines increased to 7,140 from 6,340 in the prior year quarter primarily resulting from the additional machines added as a result of taking over the contracts to operate locations previously served by competitors. Industry-wide gaming revenues in Northern Nevada have declined from the prior year period and except for Gamblers Bonus locations, this has caused the Company to experience a decrease in the net operating margins in this area of the state. Revenues and net operating margins continue to be strong in Southern Nevada, particularly in Gamblers Bonus locations. As of September 30, 1998, the Gamblers Bonus product was installed in approximately 2,160 gaming machines at over 180 locations statewide or 30% of its installed base of gaming machines. Revenues for the Louisiana operations increased 5% as net win per gaming machine per day increased to $77.00 from $74.80 in the prior year quarter and an increase in the average number of gaming machines to 720 from 710 in the prior year quarter

For the quarter ended September 30, 1998, cost of revenues increased 14% to $31.1 million compared to $27.2 million in the prior year quarter. As a percentage of revenues, cost of revenues increased to 78% from 76% in the prior year quarter. Nevada operations cost of revenues increased 16%, and as a percentage of revenues increased to 80% from 78% in the prior year quarter primarily due to the lower margins in the Northern Nevada route. Louisiana operations cost of revenues increased 6%, and as a percentage of revenues increased slightly to 65% from 64% in the prior year quarter, due to an increase in direct costs. The Route Operations business unit reported operating income of $3.1 million, a decrease of 30% compared to operating income of $4.4 million in the prior year quarter. The decrease in operating income resulted primarily due to higher direct costs, higher selling, general and administrative expenses and an increase in depreciation from an increase in the number of gaming machines deployed, partially offset by higher revenues.

Casino Operations

For the quarter ended September 30, 1998, the Casino Operations business unit reported revenues of $16.2 million, an increase of 15% compared to revenues of $14.1 million in the prior year quarter. This increase was driven by a 20% increase at the Rainbow Hotel Casino. The improvement at the Rainbow Hotel Casino was attributable to an increase in the average gaming machine net win per day of 8% to $153 from $142 in the prior year quarter coupled with a 14% increase in the average number of gaming machines. Revenues remained relatively flat at the Rail City Casino between periods as an increase in the average gaming machine net win per day of 7% (to $59 from $55 in the prior year quarter) and an 7% increase in the average number of gaming machines were mostly offset by a lower number of table games and a decrease in win per table game position combined with lower food and beverage revenues.

For the quarter ended September 30, 1998, the cost of revenues for Casino Operations increased 9% to $6.8 million compared to $6.3 million in the prior year quarter but, as a percentage of revenues, improved to 42% from 44% in the prior year quarter due primarily to the achievement of higher revenues without a corresponding increase in direct gaming costs. The Casino Operations business unit reported operating income of $4.9 million, an increase of 30% compared to operating income of $3.8 million in the prior year quarter. The increase in operating income resulted from the increase in revenues, the improvement in operating costs as a percentage of revenues and an improvement in selling, general and administrative expenses as a percentage of revenues, partially offset by an increase in depreciation from an increase in the number of gaming machines at both casinos.

Earlier this year, the independently owned and operated hotel adjacent to the Rainbow Casino changed its name to the Rainbow Hotel. To further enhance the Company's brand, the casino and hotel are now marketed as the Rainbow Hotel Casino.

Consolidated

Total revenues for the quarter ended September 30, 1998, were $98.8 million, an increase of 1% compared to revenues of $98.0 million in the prior year quarter. The increase is primarily due to the aforementioned increases at the Route Operations and Casino Operations business units, partially offset by decreases in Bally Gaming and Systems and Wall Machines and Amusement Games business units.

Cost of revenues for the quarter ended September 30, 1998, were $61.9 million, an increase of 1% compared to $61.3 million in the prior year quarter. Cost of revenues as a percentage of total revenues remained flat at 63% from the prior year quarter as increases in Wall Machines and Amusement Games and the Route Operations business units were offset by improvements in costs as a percentage of revenues at the Bally Gaming and Systems and the Casino Operations business units.

Selling, general and administrative expenses for the quarter ended September 30, 1998 were approximately $21.0 million, a decrease 2% compared to costs of $21.4 million for the prior year quarter. This decrease is due to a decrease in expenses at the Wall Machines and Amusement Games business unit, a 10% decrease in Corporate expenses, partially offset by increases in expenses at the Bally Gaming and Systems, the Route operations and the Casino Operations business units.

Research and development costs for the quarter ended September 30, 1998 were approximately $4.2 million, an increase of 46% compared to costs of $2.9 million in the prior year. This increase is due to increases in costs at the Bally Gaming and Systems and the Wall Machines and Amusement Games business units.

Net Interest Expense and Income Taxes

Net interest expense in the three months ended September 30, 1998 increased to $7.7 million from $5.8 million in the 1997 quarter. The increase is primarily due to higher interest costs which resulted from the additional debt taken on in the refinancing transaction which was completed in September 1997 and a higher average amount of working capital borrowings in the current quarter, partially offset by the elimination of interest on the 12 7/8% Senior Secured Notes.

The Company recorded an income tax provision of $0.2 million in the quarter ended September 30, 1998 compared to an income tax provision of $0.5 million in the prior fiscal year quarter. The provision is primarily due to income taxes related to the Bally Wulff entities and state income taxes.


                                         * * * * *

The information contained in this Form 10-Q may contain "forward-looking" statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1933, as amended, and is subject to the safe harbor created thereby. Such information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward looking statements herein. Future operating results may be adversely affected as a result of a number of factors such as the Company's high leverage, its holding company structure, its operating history and recent losses, competition, risks of product development, customer financing, sales to non-traditional gaming markets, foreign operations, dependence on key personnel, strict regulation by gaming authorities, gaming taxes and value added taxes, uncertain effect of National Gambling Commission, and other risks including Year 2000 issues, as detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                                          PART II

Item 1.   Legal Proceedings

          See "Notes to Unaudited Condensed Consolidated Financial Statements-5. Legal Proceedings" for a description of certain legal proceedings.

Item 6.   Exhibits and Reports on Form 8-K

          a.    Exhibits

          11    Computation of per share amounts

          27    Financial Data Schedule

          b.    Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended September 30, 1998.

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