Form 10-Q
period 1998-12-31
ALLIANCE GAMING CORP
filed 1999-02-12
CIK 2491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the Quarter ended December 31, 1998

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares of Common Stock, $0.10 par value, outstanding as of February 1, 1999 according to the records of the registrant's registrar and transfer agent was 9,790,597.

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-Q

                    For the Quarter Ended December 31, 1998










                                   I N D E X



PART I.  FINANCIAL INFORMATION                                          Page


Item 1.     Unaudited Financial Statements

      Unaudited Condensed Consolidated Balance Sheets as of
           June 30, 1998 and December 31, 1998                            3

      Unaudited Condensed Consolidated Statements of Operations
           for the three months ended December 31, 1997 and 1998          4

      Unaudited Condensed Consolidated Statements of Operations
           for the six months ended December 31, 1997 and 1998            5

      Unaudited Condensed Consolidated Statements of Stockholders'
           Deficiency for the six months ended December 31, 1998          6

      Unaudited Condensed Consolidated Statements of Cash Flows
           for the six months ended December 31, 1997 and 1998            7

      Notes to Unaudited Condensed Consolidated Financial Statements      8

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          22



PART II. OTHER INFORMATION



Item 4.     Submission of Matters to a Vote of Security Holders          33

Item 6.     Exhibits and Reports on Form 8-K                             33


SIGNATURES                                                               34

                                    PART I

                          ALLIANCE GAMING CORPORATION
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In 000's, except share data)
                                                          June 30,    Dec. 31,
                                                            1998        1998
ASSETS
Current assets:
  Cash and cash equivalents                              $ 23,487     $20,518
  Accounts and notes receivable, net of allowance for
   doubtful accounts of $11,932 and $11,756                93,459      83,232
  Inventories, net of reserves of $6,797 and $5,997        42,418      47,262
   Other current assets                                    11,711       7,733
                                                         --------    --------
   Total current assets                                   171,075     158,745
                                                          -------     -------
Long-term notes receivable, net of allowance for doubtful
  accounts of $1,109 and $996                               7,931       7,528
Leased equipment, net of accumulated depreciation of
  $4,020 and $3,758                                         7,325       7,813
Property, plant and equipment, net of accumulated
  depreciation of $46,090 and $52,815                      77,905      78,979
Excess of costs over net assets of acquired businesses,
  net of accumulated amortization of $3,199 and $4,223     59,952      60,619

Intangible assets, net of accumulated amortization of
  $13,358 and $15,611                                      26,732      27,158
Other assets, net                                          15,917      14,515
                                                          -------     -------
    Total assets                                         $366,837    $355,357
                                                         ========    ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable                                       $ 10,477    $ 13,295
  Accrued liabilities                                      39,122      34,927
  Current maturities of long-term debt                      1,996       1,989
                                                           ------      ------
    Total current liabilities                              51,595      50,211
                                                          -------     -------
Term loan facilities                                      137,800     134,600
Senior Subordinated Notes due 2007, net                   149,245     149,272
Other long-term debt, less current maturities              36,912      31,499
Other liabilities                                          12,718      12,590
                                                           ------      ------
    Total liabilities                                     388,270     378,172

Minority interest                                           2,315       1,978
Commitments and contingencies Stockholders' deficiency:
  Special Stock, 10,000,000 shares authorized:
     Series E, $100 liquidation value; 137,317 shares
      and 145,326 shares issued and outstanding            13,732      14,532
  Common Stock, $.10 par value; 50,000,000 shares
     authorized; 9,178,000 shares and 9,790,000 shares
     issued and outstanding                                 3,212       3,426
  Additional paid-in capital                              122,980     127,544
  Accumulated other comprehensive loss                    (13,946)     (7,712)
  Accumulated deficit                                    (149,726)   (162,583)
                                                         --------     -------
    Total stockholders' deficiency                        (23,748)    (24,793)
                                                          -------     -------
        Total liabilities and stockholders' deficiency   $366,837    $355,357
                                                         ========    ========



       See notes to unaudited condensed consolidated financial statements.

                         ALLIANCE GAMING CORPORATION
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       (In 000's, except per share data)
                                                 Three Months Ended December 31,
                                                            1997       1998
Revenues:
    Gaming equipment and systems                         $ 27,455   $ 22,499
    Wall machines and amusement games                      27,731     23,769
    Route operations                                       37,040     42,750
    Casino operations                                      14,488     14,892
                                                          -------    -------
                                                          106,714    103,910
Costs and expenses:
    Cost of gaming equipment and systems                   15,333     13,394
      Cost of wall machines and amusement games            15,165     14,674
      Cost of route operations                             28,635     33,516
      Cost of casino operations                             6,271      6,504
      Selling, general and administrative                  23,158     27,866
  Research and development                                  3,446      3,976
  Depreciation and amortization                             5,809      5,757
  Unusual items                                            (2,545)       -
                                                           ------    -------
                                                           95,272    105,687

Operating income (loss)                                    11,442     (1,777)

Other income (expense):
    Interest income                                           210        141
    Interest expense                                       (7,497)    (7,502)
  Minority interest                                          (446)      (509)
    Other, net                                                 64       (355)
                                                            -----     -------
Income (loss) before income taxes                           3,773    (10,002)

Income tax (provision) benefit                               (427)       245
                                                           ------     ------
Net income (loss)                                           3,346     (9,757)

Special Stock dividends                                      (373)      (418)
                                                            ------    -------
Net income (loss) applicable to common shares              $2,973   $(10,175)
                                                           ======   =========

Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share                            $ 0.33     $(1.04)
                                                           ======     =======
Diluted earnings (loss) per share                          $ 0.31     $(1.04)
                                                           ======     =======

Weighted average common shares outstanding                  9,135      9,789
Weighted average common and common share equivalents
  outstanding                                               9,731      9,789



       See notes to unaudited condensed consolidated financial statements.

                         ALLIANCE GAMING CORPORATION
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In 000's, except share data)

                                                   Six Months Ended December 31,
                                                           1997        1998
Revenues:
    Gaming equipment and systems                         $ 54,622    $44,441
    Wall machines and amusement games                      48,792     44,380
    Route operations                                       72,695     82,754
    Casino operations                                      28,576     31,106
                                                          -------    -------
                                                          204,685    202,681
Costs and expenses:
   Cost of gaming equipment and systems                    31,569     25,234
      Cost of wall machines and amusement games            26,733     26,742
      Cost of route operations                             55,823     64,645
      Cost of casino operations                            12,531     13,320
      Selling, general and administrative                  44,562     48,903
  Research and development                                  6,314      8,145
  Depreciation and amortization                            10,812     11,159
  Unusual items                                            (2,545)       -
                                                          -------     -------
                                                          185,799     198,148

Operating income                                           18,886      4,533

Other income (expense):
    Interest income                                           441        373
    Interest expense                                      (13,566)   (15,405)
    Rainbow royalty                                          (587)       -
    Rainbow royalty buyout                                (19,000)       -
    Minority interest                                        (836)    (1,048)
    Other, net                                                 52       (547)
                                                          -------     -------

Loss before income taxes                                  (14,610)   (12,094)
Income tax (provision) benefit                               (920)        61
                                                           ------    -------
Loss before extraordinary item                            (15,530)   (12,033)
Extraordinary loss, without tax benefit (note 2)          (42,033)       -
                                                          --------   -------
Net loss                                                  (57,563)   (12,033)

Special Stock dividends (note 2)                           (2,773)      (824)
Premium on repurchase/redemption of Series B Special
  Stock                                                   (16,553)         -
Net loss applicable to common shares                     $(76,889)  $(12,857)

Basic and diluted loss per share:
  Loss before extraordinary item                           $(3.82)    $(1.34)
  Extraordinary loss                                        (4.61)        -
                                                            -----      -----
   Net loss                                                $(8.43)    $(1.34)
                                                           =======    =======

Weighted average common shares outstanding                  9,118      9,607
Weighted average common and common share equivalents
  outstanding                                               9,118      9,607

     See notes to unaudited condensed consolidated financial statements.

                         ALLIANCE GAMING CORPORATION
   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                      Six Months Ended December 31, 1998
                                  (In 000's)


                                                                                  Accumulated            Total
                                     Series E                         Additional     Other               Stock-
                                   Special Stock        Common Stock    Paid-in  Comprehensive Accum.   holders'
                                  Shares   Dollars    Shares   Dollars  Capital  Income (Loss) Deficit  Deficiency

Balances at June 30, 1998            137  $ 13,732     9,178   $ 3,212  $122,980  $(13,946) $(149,726)  $(23,748)
Net loss                              --        --        --        --        --        --    (12,033)   (12,033)
Shares issued upon exercise of
  options and warrants                --        --       612       214     4,564        --         --      4,778
Special Stock dividends                8       800        --        --        --        --       (824)       (24)
Foreign currency translation
  adjustment                          --        --        --        --        --     6,234       --        6,234
                                     ---    ------     -----     -----   -------    ------   --------    -------

Balances at December 31, 1998        145  $ 14,532     9,790   $ 3,426  $127,544  $ (7,712) $(162,583)  $(24,793)
                                     ===  ========     =====   =======  ========  ========= ==========  =========















     See notes to unaudited condensed consolidated financial statements.

                         ALLIANCE GAMING CORPORATION
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (In 000's)


Six Months Ended December 31,
                                                            1997        1998
Cash flows from operating activities:
  Net loss                                               $(57,563)   $(12,033)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                         10,812      11,159
     Amortization of debt discounts                            19          26
     Extraordinary item                                    42,033           -
     Write down of other assets                             2,776         523
     Gain on sale of assets                                   (45)        (25)
     Provision for losses on (recovery of) doubtful
      receivables                                          (6,886)        922
     Other                                                    572       1,293
  Net change in operating assets and liabilities:
     Accounts and notes receivable                          8,026      13,949
     Inventories                                             (754)     (6,551)
     Other current assets                                    (347)      3,394
     Accounts payable                                      (6,994)      2,603
     Accrued liabilities                                   (3,803)     (4,422)
                                                           ------      ------
Net cash provided by (used in) operating activities       (12,154)     10,838

Cash flows from investing activities:
  Additions to property, plant and equipment               (6,574)     (5,476)
  Proceeds from disposal of property and equipment            224          83
  Additions to other long term assets                      (1,974)     (3,216)
                                                           ------      ------
Net cash used in investing activities                      (8,324)     (8,609)

Cash flows from financing activities:
  Refinancing fees and expenses                           (32,752)          -
  Capitalized debt issuance costs                         (11,456)          -
  Proceeds from issuance of long-term debt                303,734           -
  Repayments of long-term debt                           (178,355)     (4,099)
  Net change in lines of credit                            14,674      (6,200)
  Repurchase/redemption of Series B Special Stock         (77,568)          -
  Proceeds from exercise of stock options and warrants        473       4,778
                                                          -------      ------
Net cash provided by (used in) financing activities        18,750      (5,521)

Effect of exchange rate changes on cash                      (149)        323
                                                            -----       -----

Cash and cash equivalents:
    Decrease for period                                    (1,877)     (2,969)
    Balance, beginning of period                           28,924      23,487
                                                           ------      ------
    Balance, end of period                                $27,047     $20,518
                                                          =======     =======


     See notes to unaudited condensed consolidated financial statements.

                         ALLIANCE GAMING CORPORATION
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 Six Months Ended December 31, 1997 and 1998



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

    The accompanying condensed consolidated financial statements at June 30, 1998 were derived from the audited consolidated financial statements, but do not include all disclosures required under generally accepted accounting principles. Certain reclassifications have been made to prior period financial statements to conform with current period presentation.

2.  DEBT, LINES OF CREDIT AND REFINANCING TRANSACTION

    Long-term debt at June 30, 1998 and December 31, 1998 consists of the following:

                                                          June 30,   Dec. 31,
                                                            1998      1998
                                                               (in 000's)
      10% Senior Subordinated Notes due 2007, net of
        unamortized discount of $755 and $728            $149,245  $149,272
      Term loan facilities:
          Tranche B Term Loan                              74,438    72,642
          Tranche C Term Loan                              39,700    38,899
          Delayed Draw Term Facility                       25,000    24,459
      Revolving Credit Facility                            34,971    29,799
      Other, secured by related equipment                   2,599     2,289
                                                           ------    ------
                                                          325,953   317,360
      Less current maturities                               1,996     1,989
                                                           ------    ------
      Long-term debt, less current maturities            $323,957  $315,371
                                                         ========  ========

    In August 1997 the Company completed a refinancing transaction whereby the Company repaid its 12 7/8% Senior Notes, repurchased its 15% Series B
    Special Stock, and issued $150 million of Senior Subordinated Notes and entered into bank financing of $230 million. The bank financing provides for
    (i) term loans in the aggregate amount of up to $140 million, comprised of a $75 million tranche with a 7 1/2-year term (the "Tranche B Term Loan"), a $40 million tranche with an 8-year term (the "Tranche C Term Loan"), and a $25 million tranche with a 7 1/2-year term (the "Delayed Draw Term Facility" and together with the Tranche B Term Loan and the Tranche C Term Loan, the "Term Loan Facilities"); and (ii) a $90 million revolving credit facility (the "Revolving Credit Facility") with a 6-year term. Each of these credit facilities are variable rate borrowings in accordance with a credit grid as amended. The interest rates which are currently at the highest level of the credit grid as amended and maturity dates are as follows:

                         ALLIANCE GAMING CORPORATION
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 Six Months Ended December 31, 1997 and 1998

                                              Interest           Maturity
                                                Rates               Date
            Tranche B Term Loan          LIBOR + 3.25%  January 31, 2005
            Tranche C Term Loan          LIBOR + 3.50%     July 31, 2005
            Delayed Draw Term Facility   LIBOR + 3.25%  January 31, 2005
            Revolving Credit Facility    LIBOR + 2.75%     July 31, 2003

    The Revolving Credit Facility also allows for German Deutschemark borrowings at the euro deutschmark rate plus 2.75% (or 5.8% at December 31, 1998).

    The bank facility is collateralized by substantially all domestic property and is guaranteed by each domestic subsidiary of the U.S. Borrower and German Subsidiaries (both as defined), other than the entity which holds the Company's interest in its Louisiana operations and other non-material subsidiaries (as defined), and secured by both a U.S. and German Pledge Agreement (both as defined). The bank facility contains a number of maintenance covenants and it and the Indenture have other significant covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries to dispose of assets, incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests (as defined) or subordinated indebtedness, issue or sell equity interests of the Company's subsidiaries (as defined), engage in mergers or acquisitions, or engage in certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities. Due to the low amount of EBITDA earned by the Company in the December 1998 quarter, the Company did not meet the original financial covenants in the bank facility. The Company and the banks have amended the current and future financial maintenance covenants in the bank facility effective December 31, 1998 such that the Company is in compliance with such covenants.

    The Senior Subordinated Notes bear interest at 10%, are due in 2007, and are general unsecured obligations of the Company, ranking subordinate in right of payment to all Senior Debt (as defined) of the Company, including indebtedness under the bank facility. The Senior Subordinated Notes will be fully and unconditionally guaranteed on a joint and several senior subordinated basis by all existing and future domestic Restricted
    Subsidiaries (as defined) of the Company, subject to certain exceptions including the partially-owned entities through which its Mississippi casino and Louisiana route operations are conducted. The Subsidiary Guarantees (as defined) are general unsecured obligations of the Guarantors, ranking subordinate in right of payment to all Senior Debt of the Guarantors. The Company will be able to designate other current or future subsidiaries as Unrestricted Subsidiaries (as defined) under certain circumstances. Unrestricted Subsidiaries will not be required to issue a Subsidiary Guarantee and will not be subject to many of the restrictive covenants set forth in the Indenture pursuant to which the Senior Subordinated Notes were issued. The Indenture for the Company's Senior Subordinated Notes contains various covenants, including limitations on incurrence of additional indebtedness, on restricted payments and on dividend and payment restrictions on subsidiaries. The Senior Subordinated Notes may not be redeemed for the first five years. Upon the occurrence of a Change of Control (as defined), the holders of the Senior Subordinated Notes will have the right to require the Company to purchase their notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase.

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

3.  INCOME TAXES

    The Company's effective tax rate for the three and six months ended December 31, 1997 and 1998 differs from the statutory rate of 35% due to state income taxes and the impact of taxes applicable to earnings of Bally Wulff. In addition, losses at the Company's domestic subsidiaries add to the net operating loss carryforwards for which, no benefit is recorded in the income statement.

4.     SUPPLEMENTAL CASH FLOW INFORMATION

    The following supplemental information is related to the unaudited condensed consolidated statements of cash flows. For the six months ended December 31, 1997 and 1998, the Company recorded the following significant non-cash items:
                                                   Six months ended December 31,
                                                            1997      1998
                                                               (In 000's)
    Reclassify other assets to property, plant and
    equipment                                             $  154    $  242
    Dividends for Series E and , for the 1997 period,
      Series B Special Stock                               2,773       824
    Reclassify inventory to equipment                      3,101     2,842
    Translation rate adjustment                            2,352     5,911
    Reclassify other current assets to accrued liabilities     -       672

5.  LEGAL PROCEEDINGS

    Litigation

    On September 25, 1995, Bally Gaming International, Inc. ("BGII") was named as a defendant in a class action lawsuit filed in Federal District Court in Nevada, by Larry Schreirer on behalf of himself and all others similarly situated. The plaintiffs filed suit against BGII and approximately 45 other defendants. Each defendant is involved in the gaming business as a gaming machine manufacturer, distributor, or casino operator. The class action lawsuit arises out of alleged fraudulent marketing and operation of casino video poker machines and electronic slot machines. The plaintiffs allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce people into playing their gaming machines based on a false belief concerning how those machines actually operate as well as the extent to which there is actually an opportunity to win on any given play. The plaintiffs allege that the defendants' actions constitute violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) and give rise to claims of common law fraud and unjust enrichment. The plaintiffs are seeking monetary damages in excess of $1.0 billion, and are asking that any damage awards be trebled under applicable Federal law. The case is in the discovery and motions stage. A trial date has not been set. Management believes the plaintiffs' lawsuit to be without merit. The Company intends to vigorously pursue all legal defenses available to it.

    The Company is also a party to various lawsuits relating to routine matters incidental to its business. Management does not believe that the outcome of such litigation, including the matters above, in the aggregate, will have a material adverse effect on the Company.


6.  UNUSUAL ITEMS

    In December 1997 the Company, Alpha Hospitality and General Electric Credit Corporation settled certain customer notes receivable on which the Company had certain recourse obligations. The Company contributed $2.5 million to the final settlement with the holder of the notes, and reversed $6.0 million of reserves previously established for these recourse obligations. In addition, as part of the settlement the Company became the sole owner of approximately 566,000 shares of Alpha Hospitality common stock which trades on the NASDAQ Small Cap market. The Company is selling this stock within the limitations provided for in the settlement agreement.

    As a result of settling a dispute over the exclusive use of certain technologies and changes in gaming regulations, the Company evaluated the cash flow of certain of its technology assets, in accordance with the provisions of Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-lived Assets to be Disposed of," and determined certain items met the definition of having become impaired. In December 1997 the Company recorded write-downs totaling $2.8 million for these items, which amount is included in unusual items.

    Additionally, the Company accrued $0.7 million for the present value of contractual payments due to a former member of the board of directors who was not re-elected to the board at the December 1997 annual shareholders meeting.

7.  COMPREHENSIVE INCOME (LOSS)

    As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting of comprehensive income (loss) and its components; however, the adoption of SFAS had no impact on the Company's net income (loss) or stockholders' deficiency. SFAS 130 requires the changes in the cumulative translation adjustment account (which is a component of stockholders' deficiency) to be included as a component of other comprehensive income (loss).

    During the six months ended December 31, 1997 and 1998, total accumulated comprehensive income (loss) amounted to $(2.5) million and $6.2 million, respectively.

8.  REVERSE STOCK SPLIT

    On January 14, 1999 the Company's Board of Directors announced a one-for-3.5 reverse stock split of its Common Stock effective February 1, 1999 in order to maintain the listing of the Company's Common Stock on the NASDAQ National Market System. The effects of the reverse split were to reduce the authorized number of common shares from 175.0 million to 50.0 million and to decrease the number of shares of Common Stock outstanding from 34.3 million to 9.8 million. In connection with the reverse split, the share number, exercise price and the trigger prices, as applicable, for the Company's stock options and warrants were proportionately adjusted. In lieu of fractional shares resulting from the reverse split, stockholders will receive a cash payment from the sale of the aggregate fractional shares on the open market. The reverse split also impacted the conversion ratio on the Company's Series E Special Stock. Each share of Series E Special Stock is now convertible into 4.859 shares of Common Stock instead of 17.007 shares. All share and per share data included in this report have been restated to reflect the reverse split.

9.  UNAUDITED CONSOLIDATING FINANCIAL STATEMENTS

    The following unaudited condensed consolidating financial statements are presented to provide certain financial information regarding guaranteeing and non-guaranteeing subsidiaries in relation to the Company's Senior Subordinated Notes which were issued in the refinancing transaction (see note 2). The financial information presented includes Alliance Gaming Corporation (the "Parent") and its wholly-owned guaranteeing subsidiaries (together the "Parent and Guaranteeing Subsidiaries"), and the non-guaranteeing subsidiaries Video Services, Inc., United Gaming Rainbow, BGI Australia Pty. Limited, Bally Gaming de Puerto Rico, Inc., and Alliance Automaten GmbH & Co. KG (the subsidiary that holds the Company's German interests) (together the "Non-Guaranteeing Subsidiaries"). The notes to consolidating financial statements should be read in conjunction with these consolidating financial statements.

                           ALLIANCE GAMING CORPORATION
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          CONSOLIDATING BALANCE SHEETS
                                  June 30, 1998
                                   (In 000's)

                                                                            Alliance
                                                                             Gaming
                                     Parent and     Non-                   Corporation
                                    Guaranteeing  Guaranteeing   Adjust-       and
                                    Subsidiaries  Subsidiaries    ments    Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents              $ 8,609     $ 14,878     $            $ 23,487
Accounts and notes receivable, net      44,757       52,380       (3,678)      93,459
Inventories, net                        27,957       14,990         (529)      42,418
Other current assets                     7,998        3,713                    11,711
                                        ------       ------       ------       ------
   Total current assets                 89,321       85,961       (4,207)     171,075
                                       -------      -------       ------      -------
Long-term notes receivable, net         95,036        1,926      (89,031)       7,931
Leased equipment, net                        2        7,323                     7,325
Property, plant and equipment, net      45,052       32,853                    77,905
Excess of costs over net assets of
  acquired businesses, net              39,963       19,989                    59,952
Intangible assets, net                  26,248          484                    26,732
Investment in subsidiaries             104,219                               (104,219)
Other assets, net                       22,453       (1,124)      (5,412)      15,917
                                       -------     --------       ------      -------
                                      $422,294     $147,412    $(202,869)    $366,837
                                      ========     ========    =========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable                      $  7,373      $ 3,104      $           $ 10,477
Accrued liabilities                     26,415       13,705         (998)      39,122
Current maturities of long-term debt     6,912       3,176        (8,092)       1,996
                                        ------       ------       ------       ------
  Total current liabilities             40,700       19,985       (9,090)      51,595
                                       -------      -------      -------      -------
Term loan facilities                   137,800                                137,800
Senior Subordinated Notes, net         149,245                                149,245
Other long-term debt, less current
  maturities                           105,279       20,878      (89,245)      36,912
Other liabilities                       10,729        2,330         (341)      12,718
                                       -------       ------       ------       ------
  Total liabilities                    443,753       43,193      (98,676)     388,270
                                       -------       ------      -------      -------
Minority interest                        2,315                                  2,315
Commitments and contingencies Stockholders'
  equity (deficiency):
Series E Special Stock                  13,732                                 13,732
Common Stock                             3,212       17,832      (17,832)       3,212
Additional paid-in capital             122,980       68,700      (68,700)     122,980
Accumulated other comprehensive loss  (13,946)      (14,140)      14,140      (13,946)
Retained earnings
  (accumulated deficit)               (149,752)      31,827      (31,801)    (149,726)
                                      --------       ------      -------     --------
  Total stockholders' equity
    (deficiency)                       (23,774)     104,219     (104,193)     (23,748)
                                       -------      -------     --------      -------
                                      $422,294     $147,412    $(202,869)    $366,837
                                      ========     ========    =========     ========

                       See accompanying unaudited note.

                          CONSOLIDATING BALANCE SHEETS

                                December 31, 1998
                                   (In 000's)

                                                                            Alliance
                                                                             Gaming
                                     Parent and       Non-                 Corporation
                                    Guaranteeing  Guaranteeing   Adjust-      and
                                    Subsidiaries  Subsidiaries    ments   Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents             $  7,002     $ 13,516      $           $ 20,518
Accounts and notes receivable, net      34,423       52,470       (3,661)      83,232
Inventories, net                        32,392       15,399         (529)      47,262
Other current assets                     6,222        1,511                     7,733
                                        ------      -------       ------      -------
   Total current assets                 80,039       82,896       (4,190)     158,745
                                       -------      -------       ------      -------
Long-term notes receivable, net         97,848        1,883      (92,203)       7,528
Leased equipment, net                                 7,813                     7,813
Property, plant and equipment, net      46,363       32,616                    78,979
Excess of costs over net assets of
  acquired businesses, net              39,434       21,185                    60,619
Intangible assets, net                  26,652          506                    27,158
Investment in subsidiaries              93,134                   (93,134)           -
Other assets, net                       25,375      (10,362)        (498)      14,515
                                       -------      -------      -------      -------
                                      $408,845     $136,537    $(190,025)    $355,357
                                      ========     ========    =========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable                      $ 10,276     $  3,019     $            $ 13,295
Accrued liabilities                     21,682       14,049         (804)      34,927
Current maturities of long-term debt     1,413        3,252       (2,676)       1,989
                                        ------       ------       ------       ------
  Total current liabilities             33,371       20,320       (3,480)      50,211
                                       -------      -------      -------      -------
Term loan facilities                   134,600                                134,600
Senior Subordinated Notes, net         149,272                                149,272
Other long-term debt, less current
  maturities                           103,866       20,303      (92,670)      31,499
Other liabilities                       10,577        2,331         (318)      12,590
                                       -------      -------      -------      -------
  Total liabilities                    431,686       42,954      (96,468)     378,172
                                       -------       ------      -------      -------
Minority interest                        1,978                                  1,978
Commitments and contingencies Stockholders' equity (deficiency):
Series E Special Stock                  14,532                                 14,532
Common Stock                             3,426       17,832      (17,832)       3,426
Additional paid-in capital             127,544       68,700      (68,700)     127,544
Accumulated other comprehensive loss    (7,712)      (7,910)       7,910       (7,712)
Retained earnings (accumulated
  deficit)                            (162,609)      14,961      (14,935)    (162,583)
                                      --------      -------      -------     --------
  Total stockholders' equity
    (deficiency)                       (24,819)      93,583      (93,557)     (24,793)
                                       -------      -------     --------      -------
                                      $408,845     $136,537    $(190,025)    $355,357
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

                     CONSOLIDATING STATEMENTS OF OPERATIONS

                      Three Months Ended December 31, 1997
                                   (In 000's)

                                                                           Alliance
                                                                            Gaming
                                    Parent and       Non-                 Corporation
                                   Guaranteeing  Guaranteeing    Adjust-      and
                                   Subsidiaries  Subsidiaries     ments   Subsidiaries
Revenues:
  Gaming equipment and systems         $26,611      $ 2,293      $(1,449)    $ 27,455
  Wall machines and amusement games                  27,731                    27,731
  Route operations                      31,950        5,090                    37,040
  Casino operations                      3,439       11,049                    14,488
                                        ------       ------       ------       ------
                                        62,000       46,163       (1,449)     106,714
                                        ------       ------       ------      -------
Costs and expenses:
  Cost of gaming equipment and systems  15,268        1,588       (1,523)      15,333
  Cost of wall machines and amusement
    games                                            15,165                    15,165
  Cost of route operations              25,324        3,311                    28,635
  Cost of casino operations              2,069        4,202                     6,271
  Selling, general and administrative   12,582       10,576                    23,158
  Research and development               2,691          755                     3,446
  Depreciation and amortization          3,459        2,350                     5,809
  Unusual items                         (2,545)                                (2,545)
                                        ------       ------       ------       ------
                                        58,848       37,947       (1,523)      95,272
                                        ------       ------       ------       ------
Operating income                         3,152        8,216           74       11,442

Earnings in consolidated subsidiaries    5,929                    (5,929)

Other income (expense):
  Interest income                          340           96         (226)         210
  Interest expense                      (7,265)        (458)         226       (7,497)
  Rainbow royalty                        1,296       (1,296)
  Minority interest                       (446)                                  (446)
  Other, net                               (33)          97                        64
                                        ------       ------       ------       ------
Income before income taxes               2,973        6,655       (5,855)       3,773
Income tax benefit (provision)             298         (725)                     (427)
                                        ------       ------       ------       ------
Net income                               3,271        5,930       (5,855)       3,346

Special Stock dividends                   (373)                                  (373)
                                        ------       ------       ------       ------
Net income applicable to common shares $ 2,898      $ 5,930      $(5,855)     $ 2,973
                                       =======      =======      ========     =======


                          See accompanying unaudited note.

                     CONSOLIDATING STATEMENTS OF OPERATIONS

                      Three Months Ended December 31, 1998
                                   (In 000's)

                                                                           Alliance
                                                                            Gaming
                                    Parent and       Non-                 Corporation
                                   Guaranteeing  Guaranteeing    Adjust-       and
                                   Subsidiaries  Subsidiaries     ments   Subsidiaries
Revenues:
  Gaming equipment and systems         $22,287      $ 3,005      $(2,793)     $22,499
  Wall machines and amusement games                  23,769                    23,769
  Route operations                      37,370        5,380                    42,750
  Casino operations                      3,553       11,339                    14,892
                                        ------       ------       ------      -------
                                        63,210       43,493       (2,793)     103,910
Costs and expenses:
  Cost of gaming equipment and systems  13,822        2,365       (2,793)      13,394
  Cost of wall machines and amusement
    games                                            14,674                    14,674
  Cost of route operations              29,894        3,622                    33,516
  Cost of casino operations              2,123        4,381                     6,504
  Selling, general and administrative   16,107       11,759                    27,866
  Research and development               3,178          798                     3,976
  Depreciation and amortization          3,743        2,014                     5,757
                                        ------       ------       ------      -------
                                        68,867       39,613       (2,793)     105,687
                                        ------       ------       ------      -------
Operating income (loss)                 (5,657)       3,880                    (1,777)

Earnings in consolidated subsidiaries    2,149                    (2,149)

Other income (expense):
  Interest income                          228          104         (191)         141
  Interest expense                      (7,268)        (425)         191       (7,502)
  Rainbow royalty                        1,333       (1,333)
  Minority interest                       (509)                                  (509)
  Other, net                              (177)        (178)                     (355)
                                        ------       ------       ------       ------
Income (loss) before income taxes       (9,901)       2,048       (2,149)     (10,002)
Income tax benefit                         144          101                       245
                                         -----       ------       ------       ------
Net income (loss)                       (9,757)       2,149       (2,149)      (9,757)

Special Stock dividends                   (418)                                  (418)
                                         -----       ------       ------       ------
Net income (loss) applicable to common
  shares                              $(10,175)      $2,149      $(2,149)    $(10,175)
                                      =========      ======      ========    =========


                              See accompanying unaudited note.

                       CONSOLIDATING STATEMENTS OF OPERATIONS

                      Six Months Ended December 31, 1997
                                  (In 000's)

                                                                           Alliance
                                                                            Gaming
                                    Parent and       Non-                 Corporation
                                   Guaranteeing  Guaranteeing    Adjust-        and
                                   Subsidiaries  Subsidiaries    ments    Subsidiaries
Revenues:
  Gaming equipment and systems         $53,134      $ 5,040     $ (3,552)     $54,622
  Wall machines and amusement games                  48,792                    48,792
  Route operations                      62,715        9,980                    72,695
  Casino operations                      6,728       21,848                    28,576
                                        ------       ------       ------      -------
                                       122,577       85,660       (3,552)     204,685
                                       -------      -------      -------     --------
Costs and expenses:
  Cost of gaming equipment and systems  31,548        3,631       (3,610)      31,569
  Cost of wall machines and amusement
    games                                            26,733                    26,733
  Cost of route operations              49,376        6,447                    55,823
  Cost of casino operations              4,167        8,364                    12,531
  Selling, general and administrative   23,785       20,777                    44,562
  Research and development               4,842        1,472                     6,314
  Depreciation and amortization          6,385        4,427                    10,812
  Unusual items                         (2,545)                                (2,545)
                                       -------       ------       ------      -------
                                       117,558       71,851       (3,610)     185,799
                                       -------      -------      -------      -------
Operating income                         5,019       13,809           58       18,886

Earnings in consolidated subsidiaries    9,127                    (9,127)

Other income (expense):
  Interest income                          632          207         (398)         441
  Interest expense                     (13,068)        (896)         398      (13,566)
  Rainbow royalty                        1,976       (2,563)                     (587)
  Rainbow royalty buyout               (19,000)                               (19,000)
  Minority interest                       (836)                                  (836)
  Other, net                                31           21                        52
                                        ------       ------       ------      -------
Income (loss) before income taxes      (16,119)      10,578       (9,069)     (14,610)
Income tax benefit (provision)             531       (1,451)                     (920)
                                       -------      -------      -------      -------
Net income (loss) before extraordinary
  item                                 (15,588)       9,127       (9,069)     (15,530)
Extraordinary loss, without tax benefit(42,033)                               (42,033)
                                       -------       ------       ------      -------
Net income (loss)                      (57,621)       9,127       (9,069)     (57,563)

Special Stock dividends                 (2,773)                                (2,773)
Premium on redemption of Series B
  Special Stock                        (16,553)                               (16,553)
                                       -------       ------       ------      -------
Net income (loss) applicable to common
  shares                              $(76,947)     $ 9,127      $(9,069)    $(76,889)
                                      =========     =======      ========    =========



                            See accompanying unaudited note.

                       CONSOLIDATING STATEMENTS OF OPERATIONS
                      Six Months Ended December 31, 1998
                                  (In 000's)

                                                                               Alliance
                                                                                Gaming
                                       Parent and       Non-                 Corporation
                                     Guaranteeing   Guaranteeing    Adjust-       and
                                     Subsidiaries   Subsidiaries     ments   Subsidiaries
Revenues:
  Gaming equipment and systems            $42,458      $ 6,077     $ (4,094)     $44,441
  Wall machines and amusement games                     44,391          (11)      44,380
  Route operations                         72,259       10,495                    82,754
  Casino operations                         6,860       24,246                    31,106
                                           ------     --------      -------      -------
                                          121,577       85,209       (4,105)     202,681
                                          -------     --------      -------     --------
Costs and expenses:
  Cost of gaming equipment and systems     24,613        4,715       (4,094)      25,234
  Cost of wall machines and amusement
    games                                               26,753          (11)      26,742
  Cost of route operations                 57,710        6,935                    64,645
  Cost of casino operations                 4,162        9,158                    13,320
  Selling, general and administrative      27,969       20,934                    48,903
  Research and development                  6,589        1,556                     8,145
  Depreciation and amortization             7,415        3,744                    11,159
                                           ------     --------      -------      -------
                                          128,458       73,795       (4,105)     198,148
                                         --------      -------      -------     --------
Operating income (loss)                    (6,881)      11,414                     4,533

Earnings in consolidated subsidiaries       7,251                    (7,251)

Other income (expense):
  Interest income                             543          208         (378)         373
  Interest expense                        (14,969)        (814)         378      (15,405)
  Rainbow royalty                           2,840       (2,840)
  Minority interest                        (1,048)                                (1,048)
  Other, net                                 (190)        (357)                     (547)
                                           ------       ------      -------       ------
Income (loss) before income taxes         (12,454)       7,611       (7,251)     (12,094)
Income tax benefit (provision)                421         (360)                       61
                                           ------       ------      -------       ------
Net income (loss)                         (12,033)       7,251       (7,251)     (12,033)

Special Stock dividends                      (824)                                  (824)
                                           ------      -------      -------       ------
Net income (loss) applicable to common
  shares                                 $(12,857)     $ 7,251      $(7,251)    $(12,857)
                                          =======        =====       ======      =======


                            See accompanying unaudited note.

                    CONSOLIDATING STATEMENTS OF CASH FLOWS
                      Six Months Ended December 31, 1997
                                  (In 000's)

                                                                                             Alliance
                                                                                               Gaming
                                                        Parent and       Non-               Corporation
                                                       Guaranteeing  Guaranteeing  Adjust-       and
                                                       Subsidiaries  Subsidiaries   ments   Subsidiaries
Net cash provided by (used in)
 operating activities                                    $(26,736)     $ 8,231   $ 6,351     $(12,154)
                                                          -------       ------    ------      -------
Cash flows from investing activities:
   Additions to property and equipment                     (4,415)      (2,159)                (6,574)
   Proceeds from disposal of property and equipment             3          221                    224
   Other                                                   (1,827)        (147)                (1,974)
                                                            -----         ----     -----       ------
      Net cash used in investing activities                (6,239)      (2,085)                (8,324)
                                                           ------       ------     -----       ------
Cash flows from financing activities:
  Refinancing fees and expenses                           (32,752)                            (32,752)
  Capitalized new debt issue costs                        (11,456)                            (11,456)
  Proceeds from long-term debt                            303,734        7,279    (7,279)     303,734
  Repayments of long-term debt                           (170,728)      (8,555)      928     (178,355)
  Net change in lines of credit                             8,631        6,043                 14,674
  Redemption of Series B Special Stock                    (77,568)                            (77,568)
  Proceeds from exercise of stock options                     473                                 473
  Dividends received (paid)                                 7,084       (7,084)
                                                          -------     --------  --------      -------
      Net cash provided by (used in) financing
               activities                                  27,418       (2,317)   (6,351)      18,750
                                                          -------     --------  --------      -------

Effect of exchange rate changes on cash                                   (149)                  (149)
                                                          -------     --------  --------      -------

Cash and cash equivalents:
   Increase (decrease) for period                          (5,557)       3,680                 (1,877)
   Balance, beginning of period                            16,462       12,462                 28,924
                                                          -------     -------    -------      -------
  Balance, end of period                                  $10,905      $16,142  $     --      $27,047
                                                          =======      =======  ========      =======




                            See accompanying unaudited note.

                    CONSOLIDATING STATEMENTS OF CASH FLOWS
                      Six Months Ended December 31, 1998
                                  (In 000's)



                                                                                              Alliance
                                                                                               Gaming
                                                        Parent and      Non-                 Corporation
                                                       Guaranteeing  Guaranteeing  Adjust-      and
                                                       Subsidiaries  Subsidiaries   ments    Subsidiaries
Net cash provided by (used in)
 operating activities                                     $(7,619)     $19,743   $(1,286)     $10,838
                                                           ------       ------    ------      -------
Cash flows from investing activities:
   Additions to property and equipment                     (4,227)      (1,249)                (5,476)
   Proceeds from disposal of property and equipment            54           29                     83
   Additions to other long term assets                     (3,135)         (81)                (3,216)
                                                           ------       ------    ------       ------
      Net cash used in investing activities                (7,308)      (1,301)                (8,609)
                                                          -------       ------    ------       ------
Cash flows from financing activities:
  Repayments of long-term debt                             (3,858)      (1,527)    1,286       (4,099)
  Net change in lines of credit                            (6,200)                             (6,200)
  Proceeds from exercise of stock options and warrants      4,778                               4,778
  Dividends received (paid)                                18,600      (18,600)                     -
                                                          -------      -------   -------      -------
      Net cash provided by (used in) financing
               activities                                  13,320      (20,127)    1,286       (5,521)
                                                          -------      -------    ------      -------

Effect of exchange rate changes on cash                                    323                    323
                                                          -------      -------   -------      -------

Cash and cash equivalents:
   Decrease for period                                     (1,607)      (1,362)                (2,969)
   Balance, beginning of period                             8,609       14,878                 23,487
                                                           ------      -------                -------
  Balance, end of period                                   $7,002      $13,516  $     --      $20,518
                                                           ======      =======  ========      =======


                       See accompanying unaudited note.

Debt and Lines of Credit

Long-term debt and lines of credit at December 31, 1998 consist of the following:

                                                                                             Alliance
                                                                                              Gaming
                                                        Parent and     Non-                Corporation
                                                      Guaranteeing  Guaranteeing  Adjust-       and
                                                      Subsidiaries  Subsidiaries   ments   Subsidiaries
                                                                              (in 000's)
10% Senior Subordinated Notes due
    2007, net of unamortized discount                    $149,272                            $149,272
Term loan facilities:
  Tranche B Term Loan                                      72,642                              72,642
  Tranche C Term Loan                                      38,899                              38,899
  Delayed Draw Term Facility                               24,459                              24,459
Revolving Credit Facility                                  16,500       13,299                 29,799
Intercompany notes payable                                 87,365        7,980   (95,345)         -
Other                                                          13        2,276                  2,289
                                                         --------      ------- ---------      -------
                                                          389,150       23,555   (95,345)     317,360
Less current maturities                                     1,413        3,252    (2,676)       1,989
                                                          -------      -------    ------      -------
Long-term debt, less current
  maturities                                             $387,737      $20,303  $(92,669)    $315,371
                                                         ========      =======  ========     ========

                         ALLIANCE GAMING CORPORATION
                                   FORM 10-Q

                    For the Quarter Ended December 31, 1998




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At December 31, 1998, based on the terms of the $90.0 million Revolving Credit Facility, the Company would have been able to borrow $61.4 million, of which the Company had borrowings of approximately $29.8 million outstanding. The borrowing base for the revolving credit facility consists of eligible receivables and inventory, as defined in the credit agreement.

At December 31, 1998, the Company had $20.5 million in cash and cash equivalents and $31.6 million in unborrowed availability on its revolving credit facility pursuant to the borrowing base limitations contained in the credit agreement. In addition, the Company had working capital of approximately $108.5 million, a decrease of approximately $11.0 million from June 30, 1998, which is explained below. Consolidated cash and cash equivalents at December 31, 1998 includes approximately $15.9 million of cash which is utilized in Casino and Route Operations which is held in vaults, cages or change banks.

The Company is in compliance with the financial and operational covenants under both the bank credit agreement as amended and the Indenture for the Senior Subordinated Notes.

Management believes that cash flow from operating activities, cash and cash equivalents held and the availability under the revolving credit facility will provide the Company with sufficient capital resources and liquidity. At December 31, 1998, the Company did not have any significant commitments for capital expenditures.

Working Capital

During the six months ended December 31, 1998, working capital decreased $11.0 million to $108.5 million. The primary fluctuations in working capital were: (i) a decrease in accounts receivable resulting from cash collections and lower revenues, (ii) an increase in inventory due to customer imposed delays in shipping product and inventory manufactured in anticipation of new product sales expected in the March 1999 quarter, (iii) a decrease in other current assets resulting from amortizing prepaid expenses, (iv) a decrease in accrued liabilities due to payments of accrued interest payable and a final payment in settlement of litigation, (v) the impact of foreign exchange fluctuations between the dollar and the deutschemark on all working capital categories, (vi) increases in accounts payable based on the increase in inventory levels and timing of payments, and (vii) the corresponding impact of the above listed items on cash and cash equivalents.

Cash Flow

During the six months ended December 31, 1998, $10.8 million was provided from operating activities resulting from a net decrease in accounts receivable, a decrease in other current assets, an increase in accounts payable and increased depreciation and amortization, partially offset by a net loss, an increase in inventories primarily at Bally Gaming and Systems, and a decrease in accrued expenses based on timing of interest payments.

During the six months ended December 31, 1998 the Company used $8.6 million of cash in investing activities primarily resulting from $5.5 million in capital expenditures, $2.0 million of payments made in acquiring the rights to manufacture and distribute several gaming products, and $0.9 million of payments in acquiring gaming rights of route locations.

During the six months ended December 31, 1998, $5.5 million was used by financing activities primarily resulting from $10.3 million used to reduce the Company's long-term debt, partially offset by the cash proceeds from the exercise of certain warrants to purchase common stock.

The following is a summary of the Company's earnings before interest, taxes, depreciation and amortization (EBITDA) by business unit:

                                 Three Months Ending        Six Months Ending
                                      December 31,              December 31,
                                    1997       1998           1997       1998
                                                 (In $000's)
EBITDA by Business Unit:
Bally Gaming and Systems          $ 2,781   $ (3,532)       $ 5,927   $ (2,572)
Wall Machines and Amusement Games   5,210      1,287          7,811      4,432
Route Operations                    6,048      6,035         12,382     11,713
Casino Operations                   4,956      4,605          9,213     10,047
Corporate Administrative Expenses  (4,289)    (4,415)        (8,180)    (7,928)
Unusual Items                       2,545        -            2,545       -
                                  -------    -------        -------    --------
    EBITDA                        $17,251    $ 3,980        $29,698    $15,692
                                  =======    =======        =======    ========

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

The bank credit facility is collateralized by substantially all domestic property and is guaranteed by each domestic subsidiary of the U.S. Borrower and German Subsidiaries (both as defined), other than the entity which holds the
Company's interest in its Louisiana operations and other non-material subsidiaries (as defined), and secured by both a U.S. and German Pledge Agreement (both as defined). The bank facility contains a number of maintenance covenants and it and the indenture have other significant covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries to dispose of assets, incur additional indebtedness, issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests (as defined) or subordinated indebtedness, issue or sell equity interests of the Company's subsidiaries (as defined), engage in mergers or acquisitions, or engage in certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities. Due to the low amount of EBITDA earned by the Company in the December 1998 quarter, the Company did not meet the financial covenants in the Bank Credit Facility. The Company and the banks have amended the current and future financial maintenance covenants in the bank facility effective December 31, 1998 such that the Company is in compliance with such covenants.

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

The Year 2000 issue has an impact on both information technology ("IT") systems and non-IT systems, such as its manufacturing systems and physical facilities including, but not limited to, security systems and utilities. Although management believes that a majority of the Company's IT systems are Year 2000 ready, such systems still have to be tested for Year 2000 readiness. The Company plans to replace or upgrade those systems that are identified as non-Year 2000 ready during calendar 1999. Certain IT systems previously identified as non-Year 2000 compliant are being upgraded or replaced which should be complete by June 30, 1999. Non-IT system issues are more difficult to identify and resolve. The Company is actively identifying non-IT Year 2000 issues concerning its products and services, as well as its physical facility locations. As non-IT areas are identified, management formulates the necessary actions to ensure minimal disruption to its business processes. Management engaged outside consultants to assist and advise management in its assessment process and received the consultant's final report. The Company has already started to implement their recommendations, such as establishing a centralized project management organization to lead the Company through its Year 2000 efforts. This organization will include dedicated outside resources and internal business representatives. Although management believes that its efforts will be successful and the costs will be immaterial to its consolidated financial position and results of operations, it also recognizes that any failure or delay could cause a disruption in its business and have a significant financial impact. To minimize this potential impact, the Company is actively planning and designing a contingency plan to support critical business processes.

The Company has also initiated efforts to ensure the Year 2000 readiness of its products and services. As part of its assessment of current products and services, the Company is currently upgrading all current Bally Systems SDS customers to version 7.0 software, for which the Company has developed a Year 2000 compliance "patch" which is currently being distributed. The Company plans to have all customers upgraded to version 7.0 with the patch by July 1999. The Company is in the final stages of testing version 7.1 of the software, which will be Year 2000 compliant. The Company expects to begin shipping and distributing version 7.1 by March 1999. Customers are also being advised that the IBM or Unix operating systems they are using must also be upgraded to versions that are Year 2000 compliant. Bally Systems has obtained the operating system upgrades from the vendors and has offered to assist users in installing the upgrade. The Company has also tested most of the current products manufactured in the United States and Germany in recent years to determine compliance with Year 2000. The Company is actively evaluating its strategy and legal obligations for any communication to its customers.

Management continues to formulate new plans and update existing plans as it progresses in its research and investigation. The Year 2000 readiness of its customers varies, and the Company is encouraging its customers to evaluate and prepare their own systems. These efforts by customers to address Year 2000 issues may affect the demand for certain products and services; however, the impact to the revenue or any change in revenue patterns is highly uncertain.

The Company has also initiated efforts to assess the Year 2000 readiness of its key suppliers and business partners. The Company's direction in this effort is to ensure the adequacy of resources and supplies to minimize any potential business interruptions. Management plans to complete this part of its Year 2000 readiness plan in the early part of calendar 1999. As part of the Company's contingency plans, management will begin to identify and solidify relationships with and access to alternative suppliers and resources to ensure the support and continuation of its critical business operations.

     The Year 2000 issue presents a number of other risks and uncertainties that could impact the Company, such as public utility failures, potential claims against it for damages arising from products and services that are not Year 2000 compliant, and the responsibility of certain government and gaming commissions of the various jurisdictions where the Company conducts business. While the Company continues to believe the Year 2000 issues described above will not materially affect its consolidated financial position or results of operations, it remains uncertain as to what extent, if any, the Company may be impacted.

Euro Currency Conversion

The Company's Bally Wulff subsidiary uses the German deutschmark as its functional currency. The new Euro currency will replace the deutschmark as well as most other European currencies after a phase in period which began January 1, 1999. As most of Bally Wulff's transactions are within Germany, the switch to the Euro is not expected to have a material impact on revenues, expenses or income. The Company's products can be brought into Euro compliance by moving a switch inside the wall machine. The cost of the new front glass showing Euro denominations will be borne by the customers.

The Company currently has borrowings outstanding on its line of credit facility, a portion of which has a floating rate of interest tied to the Euro deutschmark rate. Upon the full implementation of the Euro, as of January 1, 2002, the interest rate will be tied to this new index. The impact of the change in this index, if any, is not known and can not be quantified at this time.

Results of Operations:

General

The Company operates through four business units: (i) gaming equipment and systems, (ii) wall machines and amusement games (consisting of the manufacture and distribution of wall-mounted gaming machines and distribution of other recreational and amusement machines), (iii) route operations and (iv) casino operations.

The following tables set forth the combined revenues and operating income (loss) for the four business units for the three months and six months ended December 31, 1997 and 1998:

                                  Three Months Ending         Six Months Ending
                                       December 31,              December 31,
                                     1997       1998           1997       1998
                                                   (In $000's)
Revenues:
 Bally Gaming and Systems         $ 27,455   $ 22,499       $ 54,622   $ 44,441
 Wall Machines and Amusement Games  27,731     23,769         48,792     44,380
 Route Operations                   37,040     42,750         72,695     82,754
 Casino Operations                  14,488     14,892         28,576     31,106
                                   -------    -------        -------    -------
Total Revenues                    $106,714   $103,910       $204,685   $202,681
                                  ========   ========       ========   ========

Operating Income (Loss):
 Bally Gaming and Systems          $ 1,655    $(4,454)       $ 3,527   $ (4,307)
 Wall Machines and Amusement Games   3,423        122          4,867      2,279
 Route Operations                    4,053      3,361          8,442      6,437
 Casino Operations                   4,447      4,023          8,199      8,885
 Corporate Administrative Expenses  (4,681)    (4,829)        (8,694)    (8,761)
 Unusual Items                       2,545        -            2,545       -
                                   -------    -------        -------    -------
Total Operating Income (Loss)      $11,442   $ (1,777)       $18,886    $ 4,533
                                   =======   =========       =======    =======

Three Months Ended December 31, 1997 and 1998

Bally Gaming and Systems

For the quarter ended December 31, 1998, Bally Gaming and Systems business unit reported revenues of $22.5 million, a decrease of 18% compared to revenues of $27.5 million in the prior year quarter. Bally Gaming reported unit sales of approximately 1,800 new gaming machines, a decrease of 47% compared to unit sales of approximately 3,400 in the prior year quarter. By market segment, Bally Gaming's unit sales for the quarter consisted of approximately 200 units to the Nevada and Atlantic City markets, 1,200 units to international markets and 400 units to riverboats, Native American and other domestic markets. The decrease in number of units shipped resulted from several customers delaying their delivery requirements until the March 1999 quarter and a slowdown in replacement demand. Bally Gaming reported revenues from the sale of new gaming machines of $8.9 million, a decrease of 49% compared to $17.5 million in the prior year quarter due to lower unit volume and a 3% decrease in average selling prices over the prior year quarter. Bally Systems reported revenues of $6.5 million, an increase of 18% compared to revenues of $5.5 million in the prior year quarter.

For the quarter ended December 31, 1998, gross profit margins decreased to 41% from 44% in the prior year quarter. The decrease was due principally to the increase in international sales which traditionally have lower margins, and the impact of lower utilization at the manufacturing facility, partially offset by a greater percentage of higher margin Systems revenues. Bally Gaming and Systems reported an operating loss of $4.5 million compared to operating income of $1.7 million in the prior year quarter. The decrease resulted from lower revenues, a lower gross margin percentage, higher selling, general and administrative costs, and higher research and development costs. Research and development costs totaled $3.2 million, an increase of 18 percent over the prior year quarter, resulting from the Company's ongoing efforts to expand its new and existing product offerings. Selling, general and administrative expenses increased due to higher marketing costs related to new product launches and the implementation of a product management organization focus.

Wall Machines and Amusement Games

For the quarter ended December 31, 1998, the Wall Machines and Amusement Games business unit reported revenues of $23.8 million, a decrease of 14% compared to revenues of $27.7 million in the prior year quarter. The revenue decrease resulted primarily from a 29% decrease in unit shipments of new wall machines due to lower market demand, a 3% percent decrease in the average selling price of new wall machines due to competitive pricing pressures, a 15% decrease in amusement game distribution revenues and a 18% decrease in leased wall machine revenues as discussed below. The foreign currency fluctuation of the German mark versus the U.S. dollar increased revenues and EBITDA by $1.2 million and less than $0.1 million, respectively, during the 1998 quarter.

Wall Machines and Amusement Games continued to develop its leasing program whereby new and used wall machines and new and used amusement games are leased to customers pursuant to operating leases. These leases provide Wall Machines and Amusement Games with a stream of revenues and cash flow over the life of the leases, which range from six months to three and one half years. Lease revenues decreased as the total number of machines out on lease decreased by 15% between quarters and the average monthly lease rate decreased by 13% due to competitive pricing pressures.

For the quarter ended December 31, 1998, gross profit margin decreased to 38% from 45% in the prior year quarter This decrease was due to the unfavorable impact of lower average selling prices for new wall machines, higher volume of trade-ins of used equipment on the sales of new wall machines and lower utilization of the manufacturing facility. Wall Machines and Amusement Games reported operating income of $0.1 million, compared to $3.4 million in the prior year quarter. The decrease in operating income was primarily due to higher selling, general and administrative expenses resulting from the costs of a trade show as the prior year quarter did not include expenses for a trade show, costs incurred with the change in management brought about by hiring a new president, decreased revenues and lower gross margins, partially offset by lower depreciation expense resulting from a lower installed base of leased equipment.

Route Operations

For the quarter ended December 31, 1998, the Route Operations business unit reported revenues of $42.8 million, an increase of 15% compared to revenues of $37.0 million in the prior year quarter. Revenues for the Nevada operations increased 17% as net win per gaming machine per day increased to $55.50 from $53.60 in the prior year quarter, while the average number of gaming machines increased to 7,250 from 6,390 in the prior year quarter primarily resulting from the additional machines added as a result of new locations and taking over the contracts to operate locations previously served by competitors. Revenues continue to be strong in Southern Nevada, particularly in Gamblers Bonus locations. As of December 31, 1998, the Gamblers Bonus product was installed in approximately 2,300 gaming machines at 200 locations statewide or 32% of its installed base of gaming machines. Revenues for the Louisiana operations increased 6% as net win per gaming machine per day increased to $78.90 from $74.20 in the prior year quarter. The average number of gaming machines increased slightly to 742 from 740.

For the quarter ended December 31, 1998, cost of revenues increased 17% to $33.5 million compared to $28.6 million in the prior year quarter. As a percentage of revenues, cost of revenues increased to 78% from 77% in the prior year quarter. Nevada route operations cost of revenues increased 18%, and as a percentage of revenues increased to 80% from 79% in the prior year quarter primarily due to the lower margins in the Northern Nevada route locations. Louisiana operations cost of revenues increased 9%, and as a percentage of revenues increased slightly to 67% from 65% in the prior year quarter due to an increase in direct costs, primarily health insurance costs. The Route Operations business unit reported operating income of $3.4 million, a decrease of 17% compared to operating income of $4.1 million in the prior year quarter. The decrease in operating income resulted primarily from higher direct costs, higher selling, general and administrative expenses, primarily increased marketing costs and salaries and wages and an increase in depreciation from an increase in the number of gaming machines deployed, partially offset by higher revenues.

Casino Operations

     For the quarter ended December 31, 1998, the Casino Operations business unit reported revenues of $14.9 million, an increase of 3% compared to revenues of $14.5 million in the prior year quarter. This increase was a result of 3% increases at both the Rainbow Hotel Casino and the Rail City Casino. The improvement at the Rainbow Hotel Casino was attributable to an increase in the average gaming machine net win per day of 4% to $147 from $142 in the prior year quarter coupled with a 3% increase in the average number of gaming machines, partially offset by a lower number of table games. The number of gaming machines decreased from the September 1998 quarter as a result of temporarily removing machines as part of an internal remodeling project which will be completed during the June 1999 quarter. The revenue improvement at the Rail City Casino was attributable to an increase in the average gaming machine net win per day of 10% to $65 from $59 in the prior year quarter and a 3% increase in the average number of gaming machines, partially offset by a lower number of table games and lower food and beverage revenues.

For the quarter ended December 31, 1998, the cost of revenues for Casino Operations increased 4% to $6.5 million compared to $6.3 million in the prior year quarter but, as a percentage of revenues, remained stable at 43% between quarters as costs increased proportionally with the increase in revenues. The Casino Operations business unit reported operating income of $4.0 million, a decrease of 9% compared to operating income of $4.4 million in the prior year quarter. The decrease in operating income resulted from higher selling, general and administrative expenses, primarily higher promotional and marketing costs at the Rainbow Hotel Casino, and an increase in depreciation from an increase in the number of gaming machines at both casinos, partially offset by the increase in revenues.

Consolidated

Total revenues for the quarter ended December 31, 1998, were $103.9 million, a decrease of 3% compared to revenues of $106.7 million in the prior year quarter. The decrease is primarily due to the aforementioned increases at the Route Operations and Casino Operations business units, more than offset by decreases in Bally Gaming and Systems and Wall Machines and Amusement Games business units.

Cost of revenues for the quarter ended December 31, 1998, were $68.1 million, an increase of 4% compared to $65.4 million in the prior year quarter. Cost of revenues as a percentage of total revenues increased to 65% from 61% in the prior year quarter as increases at the Bally Gaming and Systems, the Wall Machines and Amusement Games and the Route Operations business units were partially offset by stable costs as a percentage of revenues at the Casino Operations business unit.

Selling, general and administrative expenses for the quarter ended December 31, 1998 were approximately $27.9 million, an increase 20% compared to costs of $23.2 million for the prior year quarter. This increase is due to increases in expenses at all of the business units, and an increase in Corporate expenses.

Research and development costs for the quarter ended December 31, 1998 were approximately $4.0 million, an increase of 15% compared to costs of $3.4 million in the prior year. This increase is due to increases in costs at the Bally Gaming and Systems and the Wall Machines and Amusement Games business units.

Depreciation and amortization for the quarter ended December 31, 1998 remained constant at $5.8 million with the prior year quarter as increases at the Route Operations and Casino Operations business units were offset by decreases at the Bally Gaming and Systems and the Wall Machines and Amusement Games business units.

Net Interest Expense and Income Taxes

Net interest expense in the three months ended December 31, 1998 increased to $7.4 million from $7.3 million in the 1997 quarter. The increase is due primarily to a higher average amount of working capital borrowings in the current quarter, partially offset by lower interest rates. During the quarter, the Company reduced its total indebtedness by $10 million, primarily by principal repayments and reducing working capital borrowings.

The Company recorded an income tax benefit of $0.2 million in the quarter ended December 31, 1998 compared to an income tax provision of $0.4 million in the prior fiscal year quarter. The current quarter benefit is primarily due to tax losses, which will be carried back for the Bally Wullf entities, partially offset by various state income tax provisions.

Six Months Ended December 31, 1997 and 1998

Bally Gaming  and Systems

For the six months ended December 31, 1998 the Bally Gaming and Systems business unit reported revenues of $44.4 million, a decrease of 19% compared to revenues of $54.6 million in the prior year period. Bally Gaming reported unit sales of approximately 4,000 new gaming machines, a decrease of 48% compared to unit sales of approximately 7,600 in the prior year period. By market segment, Bally Gaming's unit sales for the period consisted of approximately 1,000 units to the Nevada and Atlantic City markets, 2,300 units to international markets and 700 units to riverboats, Native American and other domestic markets. The decrease in number of units shipped resulted primarily from lower replacement demand from existing casinos, coupled with several customers delaying their delivery requirements to the March 1999 quarter. Bally Gaming reported revenues from the sale of new gaming machines of $20.9 million, a decrease of 45% compared to $38.0 million in the prior year quarter due to lower unit volume partially offset by a 5% increase in average selling price of new gaming machines. In addition, Systems sales increased to $11.2 million compared to $8.8 million in the prior year period.

For the six months ended December 31, 1998 gross profit margins improved to 43% from 42% in the prior year period. The increase was due principally to a higher proportion of higher margin System revenues partially offset by an increase in lower margin international sales and the impact of lower utilization at the manufacturing facility in the current year period. Bally Gaming and Systems reported an operating loss of $4.3 million, compared to operating income of $3.5 million for the prior year period. The decrease in operating income resulted primarily from lower revenues, higher selling, general and administrative expenses, primarily higher marketing costs related to new product launches and the implementation of a product management organization focus and higher research and development costs, partially offset by improved gross margins.

Wall Machines and Amusement Games

For the six months ended December 31, 1998, the Wall Machines and Amusement Games business unit reported revenues of $44.4 million, a decrease of 9% compared to revenues of $48.8 million in the prior year period. The currency translation impact of the fluctuation of the German mark versus the U.S. dollar increased revenues by $1.7 million during the current year period. The revenue decrease resulted primarily from a 22% decrease in unit shipments of new wall machines due to lower market demand, a 7% decrease in leased wall machine revenues due to a lower installed base of leased machines and a 15% decrease in amusement game distribution revenues, partially offset by a 45% increase in used wall machine revenues as a result of having a higher used machine inventory.

Wall Machines and Amusement Games continued to develop its leasing program whereby new and used wall machines and new and used amusement games are leased to customers pursuant to operating leases which provide Wall Machines and Amusement Games with a stream of revenues and cash flow over the life of the leases, which range from six months to three and one half years. Wall Machines and Amusement Games experienced an 8% increase in units leased during the six months ended December 31, 1998 compared to the prior year period and approximately 4,800 machines are currently out on lease.

For the six months ended December 31, 1998, gross profit margin decreased to 40% from 45% in the prior year period. The decrease in gross margin resulted primarily from higher volume of trade-ins of used equipment on the sale of new wall machines, higher fixed costs per unit due to lower sales volume and by a decrease in higher margin lease revenues. Wall Machines and Amusement Games reported operating income of $2.3 million compared to operating income of $4.9 million in the prior year period. The decrease in operating income resulted primarily from the aforementioned decrease in revenues and lower gross margins, partially offset by lower selling, general and administrative expenses.

Route Operations

For the six months ended December 31, 1998, the Route Operations business unit reported revenues of $82.8 million, an increase of 14% compared to revenues of $72.7 million in the prior year period. Nevada route operations revenues increased 15% as net win per gaming machine per day increased 2% to $54.00 from $53.00 in the prior year period, while the average number of gaming machines increased 13% to 7,190 from 6,390 in the prior year period. The increase in the average number of gaming machines in Nevada reflects the additional machines added for new locations and taking over the contracts to operate locations previously served by competitors. The improvement in net win per gaming machine per day in Nevada resulted primarily from the continuing favorable impact of Gamblers Bonus, a cardless slot player's club and player tracking system. Louisiana route operations revenues increased 5% as net win per gaming machine per day increased 5% to $78.00 from $74.50 in the prior year period and the average number of gaming machines increased 1% to 730 machines.

For the six months ended December 31, 1998, Nevada route operations cost of revenues increased 17% and, as a percentage of revenues, increased to 80% from 79% in the prior year period primarily due to lower margins in the northern Nevada route and higher direct costs, primarily increased salaries and wages. Louisiana route operations cost of revenues increased 8% and as a percentage of revenues increased to 66% from 65% in the prior year period due to higher direct costs, primarily increased health insurance costs. Route Operations reported operating income of $6.4 million, a decrease of 24% compared to operating income of $8.4 million in the prior year quarter. The decrease in operating income resulted primarily by the increase in operating costs, an increase in selling, general and administrative expenses due to increases in advertising and salaries and wages, and an increase in depreciation expense as a result of the increase in the number of gaming machines deployed, partially offset by the increase in revenues.

Casino Operations

For the six months ended December 31, 1998, the Casino Operations business unit reported revenues of $31.1 million, an increase of 9% compared to revenues of $28.6 million in the prior year period. This increase reflects an 11% increase at the Rainbow Hotel Casino and a 2% increase at the Rail City Casino. The improvement at the Rainbow Hotel Casino was attributable to an increase in the average gaming machine net win per day of 9% to $152 from $140 in the prior year quarter coupled with a 6% increase in the average number of gaming machines. The increase in revenues at the Rail City Casino resulted from an increase in the average gaming machine net win per day of 8% to $62 from $57 in the prior year quarter and a 3% increase in the average number of gaming machines, partially offset by lower food and beverage revenues.

For the six months ended December 31, 1998, the cost of revenues for Casino Operations increased 6% to $13.3 million compared to $12.5 million in the prior year period but, as a percentage of revenues, improved to 43% from 44% in the prior year period. Casino Operations reported operating income of $8.9 million, an increase of 8% compared to operating income of $8.2 million in the prior year period. The operating income improvement resulted from the aforementioned increase in revenues and a decrease in the percentage of cost of revenues as a percentage of revenues, partially offset by an increase in selling, general and administrative expenses primarily due to higher promotion and marketing costs.

Consolidated

Total revenues for the six months ended December 31, 1998, were $202.7 million, a decrease of 1% compared to revenues of $204.7 million in the prior year period as the improvements at the Route Operations and Casino Operations business units and were more than offset by decreases in revenues at the Bally Gaming and Systems and Wall Machines and Amusement Games business units.

Cost of revenues for the six months ended December 31, 1998, were $129.9 million, an increase of 3% compared to $126.7 million in the prior year period. Cost of revenues as a percentage of total revenues increased to 64% from 62% in the prior year period as the improvements at the Bally Gaming and Systems and Casino Operations business units were more than offset by increases at the Wall Machines and Amusement Games and Route Operations business units.

Selling, general and administrative expenses for the six months ended December 31, 1998 were approximately $48.9 million, an increase of 10% compared to costs of $44.6 million for the prior year quarter. This increase is due to an increase in expenses at the Bally Gaming and Systems, the Route Operations and the Casino Operations business units, partially offset by a decrease in expenses at the Wall Machines and Amusement Games business unit and a decrease in Corporate expenses.

Research and development costs for the six months ended December 31, 1998 were approximately $8.1 million, an increase of 29% compared to costs of $6.3 million in the prior year. This increase is due to increases in costs at the Bally Gaming and Systems and the Wall Machines and Amusement Games business units.

Depreciation and amortization for the six months ended December 31, 1998 was $11.2 million, a 3% increase compared to depreciation and amortization of $10.8 million in the prior year quarter as increases at the Route Operations and Casino Operations business units were partially offset by decreases at the Bally Gaming and Systems and the Wall Machines and Amusement Games business units.

Net Interest Expense and Income Taxes

Net interest expense in the six months ended December 31, 1998 increased to $15.0 million compared to the net interest expense of $13.1 million in the prior year period. The increase is due primarily to higher interest costs which resulted from the additional debt taken on in the Refinancing Transaction completed in September 1997 and a higher average amount of working capital borrowings in the current period, partially offset by the elimination of interest on the 12 7/8% Senior Secured Notes and lower interest rates.

The Company recorded an income tax benefit of $0.1 million in the six months ended December 31, 1998 compared to a provision of $0.9 million in the prior year period. The current year benefit is due primarily to tax losses, which will be carried back for the Bally Wulff entities, partially offset by various state income tax provisions.

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

                                   PART II


Item 4.   Submission of Matters to a Vote of Security Holders

          On December 3, 1998, the Company held its annual shareholders meeting at which the shareholders were asked to vote on the election of two directors. Of the 34,261,167 shares of common stock outstanding,
          18,990,871 shares were voted for, and 10,450,459 withheld from Mr. Jacques Andre; 18,990,851 shares were voted for, and 10,450,479 withheld from Mr. Michael Hirschfeld.

Item 6.   Exhibits and Reports on Form 8-K

          a.    Exhibits

          4. (ii)     Second Amendment to the Credit Agreement.

          11    Computation of per share amounts

          27.1  Financial Data Schedule

          27.2  Restated Financial Data Schedule

          b.    Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended December 31, 1998.

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