Form 10-Q
period 1999-03-31
ALLIANCE GAMING CORP
filed 1999-05-12
CIK 2491

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter ended March 31, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares of Common Stock, $0.10 par value, outstanding as of May 3, 1999 according to the records of the registrant's registrar and transfer agent was 9,705,852.

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-Q

                     For the Quarter Ended March 31, 1999



                                   I N D E X



PART I.  FINANCIAL INFORMATION                                        Page


Item 1.     Unaudited Financial Statements

      Unaudited Condensed Consolidated Balance Sheets as of June 30,
           1998 and March 31, 1999                                     3

      Unaudited Condensed Consolidated Statements of Operations
           for the three months ended March 31, 1998 and 1999          4

      Unaudited Condensed Consolidated Statements of Operations
           for the nine months ended March 31, 1998 and 1999           5

      Unaudited Condensed Consolidated Statements of Stockholders'
           Deficiency for the nine months ended March 31, 1999         6

      Unaudited Condensed Consolidated Statements of Cash Flows
           for the nine months ended March 31, 1998 and 1999           7

      Notes to Unaudited Condensed Consolidated Financial Statements   8

Item 2.Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                      22



PART II. OTHER INFORMATION


Item 6.Exhibits and Reports on Form 8-K                               33


SIGNATURES                                                            34

                                     PART I

                           ALLIANCE GAMING CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In 000's, except share data)
                                                          June 30,    Mar. 31,
                                                            1998        1999
ASSETS
Current assets:
  Cash and cash equivalents                              $ 23,487    $ 29,214
  Accounts and notes receivable, net of allowance for
   doubtful accounts of $11,932 and $12,583                93,459      82,982
  Inventories, net of reserves of $6,797 and $6,408        42,418      46,529
   Other current assets                                    11,711       8,498
                                                         --------     -------
   Total current assets                                   171,075     167,223
                                                          -------     -------
Long-term notes receivable, net of allowance for doubtful
  accounts of $1,109 and $1,022                             7,931       6,439
Leased equipment, net of accumulated depreciation of
  $4,020 and $3,950                                         7,325       7,871
Property, plant and equipment, net of accumulated
  depreciation of $46,090 and $52,299                      77,905      78,637
Excess of costs over net assets of acquired businesses,
  net of accumulated amortization of $3,199 and $4,288     59,952      58,782

Intangible assets, net of accumulated amortization of
 $13,358 and $16,659                                       26,732      26,708
Other assets, net of reserves of $3,488 and $3,488         15,917      16,847
                                                          -------     -------
      Total assets                                       $366,837    $362,507
                                                         ========    ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable                                       $ 10,477    $ 15,709
  Accrued liabilities                                      39,122      35,669
  Current maturities of long-term debt                      1,996       1,962
                                                           ------      ------
    Total current liabilities                              51,595      53,340
                                                         --------     -------
Term loan facilities                                      137,800     134,348
Senior Subordinated Notes due 2007, net                   149,245     149,285
Other long-term debt, less current maturities              36,912      40,525
Other liabilities                                          12,718      12,519
                                                          -------     -------
      Total liabilities                                   388,270     390,017
                                                         --------     -------

Minority interest                                           2,315       2,118
Commitments and contingencies
Stockholders' deficiency:
  Special Stock, 10,000,000 shares authorized:
     Series E, $100 liquidation value; 137,317 shares
      and 149,504 shares issued and outstanding            13,732      14,950
  Common Stock, $.10 par value; 50,000,000 shares
     authorized; 9,178,000 shares and 9,790,000 shares
     issued and outstanding                                 3,212       3,426
  Treasury Stock, at cost, 85,300 shares                                 (522)
  Additional paid-in capital                              122,980     127,544
  Accumulated other comprehensive loss                    (13,946)    (13,204)
  Accumulated deficit                                    (149,726)   (161,822)
                                                         --------    --------
      Total stockholders' deficiency                      (23,748)    (29,628)
                                                         --------    --------
        Total liabilities and stockholders' deficiency   $366,837    $362,507
                                                         ========    ========


     See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                        (In 000's, except per share data)

Three Months Ended March 31,
                                                            1998       1999
Revenues:
    Gaming equipment and systems                         $ 21,538    $38,406
    Wall machines and amusement games                      28,340     24,845
    Route operations                                       37,054     46,037
    Casino operations                                      15,294     16,445
                                                          -------    -------
                                                          102,226    125,733
                                                          -------    -------
Costs and expenses:
    Cost of gaming equipment and systems                   13,046     20,564
      Cost of wall machines and amusement games            16,102     14,820
      Cost of route operations                             28,761     36,223
      Cost of casino operations                             6,385      6,845
      Selling, general and administrative                  19,472     26,944
  Research and development                                  3,956      4,949
  Depreciation and amortization                             6,516      5,710
                                                           ------     ------
                                                           94,238    116,055

Operating income                                            7,988      9,678

Other income (expense):
    Interest income                                           184         47
    Interest expense                                       (7,464)    (8,151)
  Minority interest                                          (489)      (555)
    Other, net                                                293        (74)
                                                             ----       -----
Income before income taxes                                    512        945

Income tax (provision) benefit                             (1,243)       246
                                                           ------       ----
Net (loss) income                                            (731)     1,191

Special Stock dividends                                      (384)      (430)
                                                            -----      -----
Net (loss) income available to common shares              $(1,115)      $761
                                                          =======       ====

Basic and diluted (loss) earnings per share                $(0.12)     $0.08
                                                           ======      =====


Weighted average common shares outstanding                  9,155      9,742
Weighted average common and common share equivalents
  outstanding                                               9,155      9,747



      See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (In 000's, except share data)

                                                     Nine Months Ended March 31,
                                                           1998        1999
Revenues:
    Gaming equipment and systems                         $ 76,160    $82,847
    Wall machines and amusement games                      77,132     69,225
    Route operations                                      109,749    128,791
    Casino operations                                      43,870     47,551
                                                          -------     -------
                                                          306,911    328,414
Costs and expenses:
    Cost of gaming equipment and systems                   44,615     45,798
      Cost of wall machines and amusement games            42,835     41,562
      Cost of route operations                             84,584    100,868
      Cost of casino operations                            18,916     20,165
      Selling, general and administrative                  64,034     75,847
  Research and development                                 10,270     13,094
  Depreciation and amortization                            17,328     16,869
  Unusual items                                            (2,545)       -
                                                          -------    -------
                                                          280,037    314,203

Operating income                                           26,874     14,211

Other income (expense):
    Interest income                                           625        420
    Interest expense                                      (21,030)   (23,556)
    Rainbow royalty                                          (587)       -
    Rainbow royalty buyout                                (19,000)       -
    Minority interest                                      (1,325)    (1,603)
    Other, net                                                345       (621)
                                                            -----      ------

Loss before income taxes                                  (14,098)   (11,149)
Income tax (provision) benefit                            ( 2,163)       307
                                                           -------     -----
Loss before extraordinary item                            (16,261)   (10,842)
Extraordinary loss, without tax benefit (note 2)          (42,033)       -
                                                          -------    -------
Net loss                                                  (58,294)   (10,842)

Special Stock dividends (note 2)                           (3,157)    (1,254)
Premium on repurchase/redemption of Series B
    Special  Stock                                        (16,553)       -
Net loss applicable to common shares                     $(78,004)  $(12,096)

Basic and diluted loss per share:
  Loss before extraordinary item                           $(3.92)    $(1.25)
  Extraordinary loss                                        (4.62)       -
                                                            -----      -----
   Net loss                                                $(8.54)    $(1.25)
                                                           =======    =======

Weighted average common shares outstanding                  9,130      9,651
Weighted average common and common share
   equivalents outstanding                                  9,130      9,651

         See notes to unaudited condensed consolidated financial statements.

                                ALLIANCE GAMING CORPORATION
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                       Nine Months Ended March 31, 1999
                                  (In 000's)

                                                                             Accumulated                Total
                                                                  Additional    Other                  Stock-
                                  Series E    Common   Treasury    Paid-in  Comprehensive  Accum.      holders'
                               Special Stock   Stock     Stock     Capital  Income (Loss)  Deficit   Deficiency

Balances at June 30, 1998         $ 13,732   $ 3,212    $ --     $ 122,980    $(13,946)  $(149,726)   $(23,748)

Net loss                              --        --        --          --          --       (10,842)    (10,842)
Shares issued upon exercise of
  options and warrants                --         214      --         4,564        --          --         4,778
Special Stock dividends              1,218      --        --          --          --        (1,254)        (36)
Repurchases of common stock for
  treasury                            --        --        (522)       --          --          --          (522)
Foreign currency translation
  adjustment                          --        --        --          --           742        --           742
                                  --------    ------    ------    --------     -------   ---------     -------
Balances at March 31, 1999        $ 14,950   $ 3,426    $ (522)  $ 127,544    $(13,204)  $(161,822)   $(29,628)
                                   =======    ======    ======   ========     ========   =========    ========












            See notes to unaudited condensed consolidated financial statements.

                                ALLIANCE GAMING CORPORATION
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (In 000's)

                                                     Nine Months Ended March 31,
                                                            1998       1999
Cash flows from operating activities:
  Net loss                                               $(58,294)   $(10,842)
   Adjustments to reconcile net loss
    to net cash provided by (used in) operating activities:
     Depreciation and amortization                         17,328      16,869
     Amortization of debt discounts                            31          39
     Extraordinary item                                    42,033          -
     Write down of other assets                             2,307         765
     Loss on sale of assets                                    35         117
     Provision for losses on (recovery of) receivables     (7,330)      1,713
     Other                                                  1,305       (211)
  Net change in operating assets and liabilities:
     Accounts and notes receivable                         12,627       9,743
     Inventories                                           (6,171)     (9,254)
     Other current assets                                  (1,528)      2,540
     Accounts payable                                      (2,258)      5,239
     Accrued liabilities                                   (8,250)     (2,760)
                                                           ------      ------
 Net cash (used in) provided by operating activities       (8,165)     13,958

Cash flows from investing activities:
   Additions to property, plant and equipment             (10,231)     (7,909)
   Proceeds from disposal of property and equipment           304         141
   Additions to other long term assets                     (1,862)     (4,218)
                                                           ------      ------
      Net cash used in investing activities               (11,789)    (11,986)

Cash flows from financing activities:
   Refinancing fees and expenses                          (32,752)         -
   Capitalized debt issuance costs                        (11,456)         -
   Proceeds from issuance of long-term debt               303,734          -
   Repayments of long-term debt                          (178,834)     (4,696)
   Net change in lines of credit                           16,191       4,200
   Repurchase/redemption of Series B Special Stock        (77,568)          -
   Proceeds from exercise of stock options and warrants       729       4,778
   Repurchases of common stock for treasury                    -         (522)
                                                          -------     -------
    Net cash provided by financing activities              20,044        3,760

Effect of exchange rate changes on cash                      (356)         (5)

Cash and cash equivalents:
    Increase (decrease) for period                           (266)      5,727
    Balance, beginning of period                           28,924      23,487
                                                          -------     -------
    Balance, end of period                               $ 28,658    $ 29,214
                                                         ========    ========


            See notes to unaudited condensed consolidated financial statements.

                                ALLIANCE GAMING CORPORATION
               NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         Nine Months Ended March 31, 1998 and 1999



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

2.  DEBT, LINES OF CREDIT AND REFINANCING TRANSACTION

    Long-term debt at June 30, 1998 and March 31, 1999 consists of the following:

                                                         June 30,    Mar. 31,
                                                           1998       1999
                                                               (in 000's)
      10% Senior Subordinated Notes due 2007, net
          of unamortized discount of $755 and $715       $149,245    $149,285
      Term loan facilities:
          Tranche B Term Loan                              74,438      72,511
          Tranche C Term Loan                              39,700      38,821
          Delayed Draw Term Facility                       25,000      24,416
      Revolving Credit Facility                            34,971      39,143
      Other, secured by related equipment                   2,599       1,944
                                                          -------     -------
                                                          325,953     326,120
      Less current maturities                               1,996       1,962
                                                           ------      ------
      Long-term debt, less current maturities            $323,957    $324,158
                                                         ========    ========

    In August 1997 the Company completed a refinancing transaction whereby the Company repaid its 12 7/8% Senior Notes, repurchased its 15% Series B
    Special Stock, and issued $150 million of Senior Subordinated Notes and entered into a bank financing agreement of $230 million. The bank financing provides for (i) term loans in the aggregate amount of up to $140 million, comprised of a $75 million tranche with a 7 1/2-year term (the "Tranche B Term Loan"), a $40 million tranche with an 8-year term (the "Tranche C Term Loan"), and a $25 million tranche with a 7 1/2-year term (the "Delayed Draw Term Facility" and together with the Tranche B Term Loan and the Tranche C Term Loan, the "Term Loan Facilities"); and (ii) a $90 million revolving credit facility (the "Revolving Credit Facility") with a 6-year term (collectively the "Bank Facilty"). Each of these credit facilities are variable rate borrowings in accordance with a credit grid as amended. The interest rates which are currently at the highest level of the credit grid as amended and maturity dates are as follows:

                           ALLIANCE GAMING CORPORATION
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                    Nine Months Ended March 31, 1998 and 1999

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

    The Revolving Credit Facility also allows for German Deutschemark borrowings at the euro deutschmark rate plus 2.75% (or 5.9% at March 31, 1999).

    The Bank Facility is collateralized by substantially all domestic property and is guaranteed by each domestic subsidiary of the U.S. Borrower and German Subsidiaries (both as defined), other than the entity which holds the Company's interest in its Louisiana operations and other non-material subsidiaries (as defined), and secured by both a U.S. and German Pledge Agreement (both as defined). The credit agreement for the Bank Facility contains a number of maintenance covenants and other significant covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries to dispose of assets, incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests (as defined) or subordinated indebtedness, issue or sell equity interests of the Company's subsidiaries (as defined), engage in mergers or acquisitions, or engage in certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities. In the quarter ended December 31, 1998, the Company did not meet certain financial covenants in the credit agreement. The Company and the banks have amended the current and future financial maintenance covenants in the credit agreement effective December 31, 1998 such that the Company is in compliance with such covenants.

    The Senior Subordinated Notes bear interest at 10%, are due in 2007, and are general unsecured obligations of the Company, ranking subordinate in right of payment to all Senior Debt (as defined) of the Company, including indebtedness under the Bank Facility. The Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several senior subordinated basis by all existing and future domestic Restricted
    Subsidiaries (as defined) of the Company, subject to certain exceptions including the partially-owned entities through which its Mississippi casino and Louisiana route operations are conducted. The Subsidiary Guarantees (as defined) are general unsecured obligations of the Guarantors, ranking subordinate in right of payment to all Senior Debt of the Guarantors. The Company will be able to designate other current or future subsidiaries as Unrestricted Subsidiaries (as defined) under certain circumstances. Unrestricted Subsidiaries will not be required to issue a Subsidiary Guarantee and will not be subject to many of the restrictive covenants set forth in the Indenture pursuant to which the Senior Subordinated Notes were issued. The Indenture for the Company's Senior Subordinated Notes contains various covenants, including limitations on incurrence of additional indebtedness, on restricted payments and on dividend and payment restrictions on subsidiaries. The Senior Subordinated Notes may not be redeemed for the first five years. Upon the occurrence of a Change of Control (as defined), the holders of the Senior Subordinated Notes will have the right to require the Company to purchase their notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase.

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

3.  INCOME TAXES

    The Company's effective tax rate for the three and nine months ended March 31, 1998 and 1999 differs from the statutory rate of 35% due to losses at the Company's domestic subsidiaries which add to net operating loss carryforwards and for which no benefit is recorded in the income statement and tax losses at Bally Wulff which will be carried back to the prior year, partially offset by state income taxes.

4.  SUPPLEMENTAL CASH FLOW INFORMATION

    The following supplemental information is related to the unaudited condensed consolidated statements of cash flows. For the nine months ended March 31, 1998 and 1999, the Company recorded the following significant non-cash items:
                                                    Nine months ended March 31,
                                                             1998       1999
                                                                (In 000's)
    Reclassify other assets to property, plant and
    equipment                                              $  249      $  306
    Dividends for Series E and , for the 1998 period,
      Series B Special Stock                                3,157       1,254
    Reclassify inventory to equipment                       3,964       5,133
    Translation rate adjustment                             4,106         747
    Reclassify accounts receivable to intangible assets        60         405
    Reclassify other current assets to accrued liabilities      -         672

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

7.  COMPREHENSIVE INCOME (LOSS)

    As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting of comprehensive income (loss) and its components; however, the adoption of SFAS 130 had no impact on the Company's net income (loss) or stockholders' deficiency. SFAS 130 requires the changes in the cumulative translation adjustment account (which is a component of stockholders' deficiency) to be included as a component of other comprehensive income (loss).

    During the nine months  ended March 31, 1998 and 1999,  total  comprehensive
    (loss) income amounted to $(62.8) million and $(10.1) million, respectively.

8.  REVERSE STOCK SPLIT

    On January 14, 1999 the Company's Board of Directors announced a one-for-three-and-one-half reverse stock split of its Common Stock effective February 1, 1999. The effects of the reverse split were to reduce the authorized number of common shares from 175.0 million to 50.0 million and to decrease the number of shares of Common Stock outstanding from 34.3 million to 9.8 million. In connection with the reverse split, the share number, exercise price and the trigger prices, as applicable, for the Company's stock options and warrants were proportionately adjusted. In lieu of fractional shares resulting from the reverse split, stockholders will receive a cash payment from the sale of the aggregate fractional shares on the open market. The reverse split also impacted the conversion ratio on the Company's Series E Special Stock. Each share of Series E Special Stock is now convertible into 4.859 shares of Common Stock instead of 17.007 shares. All share and per share data included in this report have been restated to reflect the reverse split.


9.  SHARE REPURCHASE PLAN

    In January 1999 the Company's Board of Directors approved a share repurchase plan for up to 1.18 million shares of its Common Stock. Subject to price and market conditions, purchases of shares will be made from time to time over the next twelve months in the open market or in privately negotiated transactions using available cash financing. During the three months ended March 31, 1999, the Company repurchased 85,300 shares of common stock at a cost of $522,500.

10. UNAUDITED CONSOLIDATING FINANCIAL STATEMENTS

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

                                ALLIANCE GAMING CORPORATION
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                CONSOLIDATING BALANCE SHEETS
                                       June 30, 1998
                                         (In 000's)

                                                                                 Alliance
                                                                                  Gaming
                                           Parent and     Non-                 Corporation
                                          Guaranteeing Guaranteeing   Adjust-      and
                                          Subsidiaries Subsidiaries   ments    Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents                    $   8,609   $ 14,878    $          $  23,487
Accounts and notes receivable, net              44,757     52,380      (3,678)     93,459
Inventories, net                                27,957     14,990        (529)     42,418
Other current assets                             7,998      3,713                  11,711
                                             ---------  ---------   ---------   ---------
   Total current assets                         89,321     85,961      (4,207)    171,075
                                             ---------  ---------   ---------   ---------
Long-term notes receivable, net                 95,036      1,926     (89,031)      7,931
Leased equipment, net                                2      7,323                   7,325
Property, plant and equipment, net              45,052     32,853                  77,905
Excess of costs over net assets of acquired
    businesses, net                             39,963     19,989                  59,952
Intangible assets, net                          26,248        484                  26,732
Investment in subsidiaries                     104,219               (104,219)
Other assets, net                               22,453     (1,124)     (5,412)     15,917
                                             ---------  ---------   ---------   ---------
                                             $ 422,294   $147,412   $(202,869)  $ 366,837
                                             =========  =========   =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable                             $   7,373   $  3,104   $           $  10,477
Accrued liabilities                             26,415     13,705        (998)     39,122
Current maturities of long-term debt             6,912      3,176      (8,092)      1,996
                                              --------   --------    --------   ---------
  Total current liabilities                     40,700     19,985      (9,090)     51,595
                                              --------   --------    --------   ---------
Term loan facilities                           137,800                            137,800
Senior Subordinated Notes due 2007, net        149,245                            149,245
Other long-term debt, less current
    maturities                                 105,279     20,878     (89,245)     36,912
Other liabilities                               10,729      2,330        (341)     12,718
                                              --------   --------    --------   ---------
  Total liabilities                            443,753     43,193     (98,676)    388,270
                                              --------   --------    --------   ---------
Minority interest                                2,315                              2,315
Commitments and contingencies
Stockholders' equity (deficiency):
Series E Special Stock                          13,732                             13,732
Common Stock                                     3,212     17,832     (17,832)      3,212
Additional paid-in capital                     122,980     68,700     (68,700)    122,980
Accumulated other comprehensive loss           (13,946)   (14,140)     14,140     (13,946)
Retained earnings (accumulated deficit)       (149,752)    31,827     (31,801)   (149,726)
                                              --------   --------    --------   ---------
   Total stockholders' equity (deficiency)     (23,774)   104,219    (104,193)    (23,748)
                                              --------   --------    --------   ---------
                                              $422,294   $147,412   $(202,869)   $366,837
                                              ========   ========   =========    ========

                              See accompanying unaudited note.

                                CONSOLIDATING BALANCE SHEETS

                                       March 31, 1999
                                         (In 000's)

                                                                                 Alliance
                                                                                  Gaming
                                           Parent and     Non-                 Corporation
                                          Guaranteeing Guaranteeing   Adjust-      and
                                          Subsidiaries Subsidiaries   ments    Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents                    $  12,312  $  16,902    $          $  29,214
Accounts and notes receivable, net              38,385     48,290      (3,693)     82,982
Inventories, net                                32,511     14,547        (529)     46,529
Other current assets                             6,348      2,150                   8,498
                                             ---------  ---------    --------   ---------
   Total current assets                         89,556     81,889      (4,222)    167,223
                                             ---------  ---------    --------   ---------
Long-term notes receivable, net                 99,316      2,058     (94,935)      6,439
Leased equipment, net                                       7,871                   7,871
Property, plant and equipment, net              46,829     31,808                  78,637
Excess of costs over net assets of acquired
    businesses, net                             39,169     19,613                  58,782
Intangible assets, net                          26,246        462                  26,708

Investment in subsidiaries                      90,180                (90,180)       --
Other assets, net                               25,708     (9,372)        511      16,847
                                             ---------  ---------    --------   ---------
                                             $ 417,004  $ 134,329   $(188,826)   $362,507
                                             =========   ========   =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable                             $  12,007  $   3,702    $          $  15,709
Accrued liabilities                             20,379     16,251        (961)     35,669
Current maturities of long-term debt             1,400      3,284      (2,722)      1,962
                                             ---------   --------    --------   ---------
  Total current liabilities                     33,786     23,237      (3,683)     53,340
                                             ---------   --------    --------   ---------
Term loan facilities                           134,348                            134,348
Senior Subordinated Notes due 2007, net        149,285                            149,285
Other long-term debt, less current
    maturities                                 116,615     18,231     (94,321)     40,525
Other liabilities                               10,506      2,330        (317)     12,519
                                             ---------   --------    --------   ---------
  Total liabilities                            444,540     43,798     (98,321)    390,017
                                             ---------   --------    --------   ---------
Minority interest                                2,118                              2,118
Commitments and contingencies
Stockholders' equity (deficiency):
Series E Special Stock                          14,950                             14,950
Common Stock                                     3,426     17,832     (17,832)      3,426
Treasury stock                                    (522)                              (522)
Additional paid-in capital                     127,544     68,700     (68,700)    127,544
Accumulated other comprehensive loss           (13,204)   (13,406)     13,406     (13,204)
Retained earnings (accumulated deficit)       (161,848)    17,405     (17,379)   (161,822)
                                              --------    -------    --------   ---------
  Total stockholders' equity (deficiency)      (29,654)    90,531     (90,505)    (29,628)
                                              --------    -------    --------   ---------
                                              $417,004   $134,329   $(188,826)   $362,507
                                              ========   ========   =========   =========

                            See accompanying unaudited note.

                     CONSOLIDATING STATEMENTS OF OPERATIONS

                        Three Months Ended March 31, 1998
                                   (In 000's)

                                                                                 Alliance
                                                                                  Gaming
                                           Parent and     Non-                 Corporation
                                          Guaranteeing Guaranteeing   Adjust-      and
                                          Subsidiaries Subsidiaries   ments    Subsidiaries
Revenues:
  Gaming equipment and systems                 $ 19,582   $  3,601   $ (1,645)   $ 21,538
  Wall machines and amusement games                         28,443       (103)     28,340
  Route operations                               31,445      5,609                 37,054
  Casino operations                               3,251     12,043                 15,294
                                                 ------    -------    -------    --------
                                                 54,278     49,696     (1,748)    102,226

Costs and expenses:
  Cost of gaming equipment and systems           11,996      2,695     (1,645)     13,046
  Cost of wall machines and amusement
    games                                                   16,205       (103)     16,102
  Cost of route operations                       25,162      3,599                 28,761
  Cost of casino operations                       1,937      4,448                  6,385
  Selling, general and administrative            10,715      8,757                 19,472
  Research and development                        3,234        722                  3,956
  Depreciation and amortization                   4,247      2,269                  6,516
                                                -------    -------    -------    --------
                                                 57,291     38,695     (1,748)    94,238
                                                -------    -------    -------    --------
Operating income (loss)                          (3,013)    11,001                  7,988

Earnings in consolidated subsidiaries             7,532                (7,532)

Other income (expense):
  Interest income                                   290        102       (208)        184
  Interest expense                               (7,173)      (499)       208      (7,464)
  Rainbow royalty                                 1,411     (1,411)
  Minority interest                                (489)                             (489)
  Other, net                                        410       (117)                   293
                                                 ------     ------    -------    --------
Income (loss) before income taxes                (1,032)     9,076     (7,532)        512
Income tax (provision) benefit                      301     (1,544)                (1,243)
                                                -------    -------    -------    --------
Net income (loss)                                  (731)     7,532     (7,532)       (731)

Special Stock dividends                            (384)                             (384)
                                                -------    ------     -------     -------
Net income (loss) applicable to common shares   $(1,115)   $7,532    $(7,532)     $(1,115)
                                                ========   ======    ========     =======

                                 See accompanying unaudited note.

                     CONSOLIDATING STATEMENTS OF OPERATIONS

                        Three Months Ended March 31, 1999
                                   (In 000's)

                                                                                Alliance
                                                                                  Gaming
                                           Parent and     Non-                 Corporation
                                          Guaranteeing Guaranteeing   Adjust-      and
                                          Subsidiaries Subsidiaries   ments    Subsidiaries
Revenues:
  Gaming equipment and systems           $  37,405    $   2,444    $  (1,443)   $  38,406
  Wall machines and amusement games                      24,845                    24,845
  Route operations                          40,280        5,757                    46,037
  Casino operations                          3,759       12,686                    16,445
                                           -------     --------     --------     --------
                                            81,444       45,732       (1,443)     125,733
Costs and expenses:
  Cost of gaming equipment and systems      19,879        2,128       (1,443)      20,564
  Cost of wall machines and amusement
    games                                                14,820                    14,820
  Cost of route operations                  32,509        3,714                    36,223
  Cost of casino operations                  2,221        4,624                     6,845
  Selling, general and administrative       16,923       10,021                    26,944
  Research and development                   4,142          807                     4,949
  Depreciation and amortization              3,923        1,787                     5,710
                                          --------     --------     --------     --------
                                            79,597       37,901       (1,443)     116,055
                                          --------     --------     --------     --------
Operating income                             1,847        7,831                     9,678

Earnings in consolidated subsidiaries        5,830                    (5,830)

Other income (expense):
  Interest income                              125           72         (150)          47
  Interest expense                          (7,924)        (377)         150       (8,151)
  Rainbow royalty                            1,494       (1,494)
  Minority interest                           (555)                                  (555)
  Other, net                                    50         (124)                      (74)
                                            ------     --------     --------     --------
Income before income taxes                     867        5,908       (5,830)         945
Income tax benefit (provision)                 324          (78)                      246
                                           -------     --------     --------     --------
Net income                                   1,191        5,830       (5,830)       1,191

Special Stock dividends                       (430)                                  (430)
                                           -------     --------     --------     --------
Net income applicable to common shares      $  761      $ 5,830     $ (5,830)      $  761
                                            ======      =======     ========       ======



                              See accompanying unaudited note.

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                        Nine Months Ended March 31, 1998
                                   (In 000's)

                                                                                   Alliance
                                                                                    Gaming
                                            Parent and      Non-                  Corporation
                                           Guaranteeing  Guaranteeing    Adjust-      and
                                           Subsidiaries  Subsidiaries    ments    Subsidiaries
Revenues:
  Gaming equipment and systems               $  72,716    $   8,641    $  (5,197)   $  76,160
  Wall machines and amusement games                          77,235         (103)      77,132
  Route operations                              94,160       15,589                   109,749
  Casino operations                              9,979       33,891                    43,870
                                              --------     --------     --------     --------
                                               176,855      135,356       (5,300)     306,911
                                              --------     --------     --------     --------
Costs and expenses:
  Cost of gaming equipment and systems          43,544        6,326       (5,255)      44,615
  Cost of wall machines and amusement
    games                                                    42,938         (103)      42,835
  Cost of route operations                      74,538       10,046                    84,584
  Cost of casino operations                      6,104       12,812                    18,916
  Selling, general and administrative           34,500       29,534                    64,034
  Research and development                       8,076        2,194                    10,270
  Depreciation and amortization                 10,632        6,696                    17,328
  Unusual items                                 (2,545)                                (2,545)
                                              --------     --------     --------     --------
                                               174,849      110,546       (5,358)     280,037
                                              --------     --------     --------     --------
Operating income                                 2,006       24,810           58       26,874

Earnings in consolidated subsidiaries           16,659                   (16,659)

Other income (expense):
  Interest income                                  922          309         (606)         625
  Interest expense                             (20,241)      (1,395)         606      (21,030)
  Rainbow royalty                                3,387       (3,974)                     (587)
  Rainbow royalty buyout                       (19,000)                               (19,000)
  Minority interest                             (1,325)                                (1,325)
  Other, net                                       441          (96)                      345
                                               -------     --------     --------     --------
Income (loss) before income taxes              (17,151)      19,654      (16,601)     (14,098)
Income tax (provision) benefit                     832       (2,995)                   (2,163)
                                              --------     --------     --------     --------
Net income (loss) before extraordinary item    (16,319)      16,659      (16,601)     (16,261)
Extraordinary loss, without tax benefit        (42,033)                               (42,033)
                                              --------     --------     --------     --------
Net income (loss)                              (58,352)      16,659      (16,601)     (58,294)

Special Stock dividends                         (3,157)                                (3,157)
Premium on repurchase of Series B
  Special Stock                                (16,553)                               (16,553)
                                              --------    ---------    ---------    ---------
Net income (loss) applicable to common
  shares                                     $ (78,062)   $  16,659    $ (16,601)   $ (78,004)
                                             =========    =========    =========    =========

                            See accompanying unaudited note.

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                        Nine Months Ended March 31, 1999
                                   (In 000's)


                                                                                   Alliance
                                                                                    Gaming
                                            Parent and      Non-                  Corporation
                                           Guaranteeing  Guaranteeing    Adjust-      and
                                           Subsidiaries  Subsidiaries    ments    Subsidiaries
Revenues:
  Gaming equipment and systems               $  79,863    $   8,521    $  (5,537)   $  82,847
  Wall machines and amusement games                          69,236          (11)      69,225
  Route operations                             112,539       16,252                   128,791
  Casino operations                             10,619       36,932                    47,551
                                              --------     --------     --------     --------
                                               203,021      130,941       (5,548)     328,414
                                              --------     --------     --------     --------
Costs and expenses:
  Cost of gaming equipment and systems          44,492        6,843       (5,537)      45,798
  Cost of wall machines and amusement
    games                                                    41,573          (11)      41,562
  Cost of route operations                      90,219       10,649                   100,868
  Cost of casino operations                      6,383       13,782                    20,165
  Selling, general and administrative           44,892       30,955                    75,847
  Research and development                      10,731        2,363                    13,094
  Depreciation and amortization                 11,338        5,531                    16,869
                                              --------     --------     --------     --------
                                               208,055      111,696       (5,548)     314,203
                                              --------     --------     --------     --------
Operating income (loss)                         (5,034)      19,245                    14,211

Earnings in consolidated subsidiaries           13,081                   (13,081)

Other income (expense):
  Interest income                                  668          280         (528)         420
  Interest expense                             (22,893)      (1,191)         528      (23,556)
  Rainbow royalty                                4,334       (4,334)
  Minority interest                             (1,603)                                (1,603)
  Other, net                                      (140)        (481)                     (621)
                                              --------     --------     --------     --------
Income (loss) before income taxes              (11,587)      13,519      (13,081)     (11,149)
Income tax benefit (provision)                     745         (438)                      307
                                               -------     --------     --------     --------
Net income (loss)                              (10,842)      13,081      (13,081)     (10,842)

Special Stock dividends                         (1,254)                                (1,254)
                                               -------     --------     --------     --------
Net income (loss) applicable to common
  shares                                     $ (12,096)   $  13,081    $ (13,081)   $ (12,096)
                                             =========     ========    =========    =========



                            See accompanying unaudited note.

                           CONSOLIDATING STATEMENTS OF CASH FLOWS
                              Nine Months Ended March 31, 1998
                                         (In 000's)

                                                                                   Alliance
                                                                                    Gaming
                                            Parent and      Non-                  Corporation
                                           Guaranteeing  Guaranteeing    Adjust-      and
                                           Subsidiaries  Subsidiaries    ments    Subsidiaries
Cash flows from operating activities:
       Net cash provided by (used in)
       operating activities                  $ (25,429)   $  18,794    $  (1,530)   $  (8,165)
                                              --------     --------     --------     --------
Cash flows from investing activities:
   Additions to property and equipment          (7,520)      (2,711)                  (10,231)
   Proceeds from disposal of property and
     equipment                                     205           99                       304
   Additions to other long-term assets          (1,656)        (206)                   (1,862)
                                              --------     --------     --------     --------
      Net cash used in investing activities     (8,971)      (2,818)                  (11,789)
                                              --------     --------     --------     --------
Cash flows from financing activities:
   Refinancing fees and expenses               (32,752)                               (32,752)
   Capitalized new debt issue costs            (11,456)                               (11,456)
  Proceeds from long-term debt                 303,734                                303,734
   Reduction of long-term debt                (178,459)      (1,905)       1,530     (178,834)
  Net change in lines of credit                 10,852        5,339                    16,191
  Redemption of Series B Special Stock         (77,568)                               (77,568)
  Proceeds from exercise of stock options          729                                    729
  Dividends received (paid)                     13,406      (13,406)
                                              --------     --------     --------     --------
      Net cash provided by (used in)
        financing activities                    28,486       (9,972)       1,530       20,044
                                              --------     --------     --------     --------
Effect of exchange rate changes on cash                        (356)                     (356)
                                              --------     --------     --------     --------
Cash and cash equivalents:
   Increase (decrease) for period               (5,914)       5,648                      (266)
   Balance, beginning of period                 16,462       12,462                    28,924
                                              --------     --------     --------     --------
  Balance, end of period                     $  10,548    $  18,110     $    --     $  28,658
                                             =========    =========     ========    =========





                            See accompanying unaudited note.

                           CONSOLIDATING STATEMENTS OF CASH FLOWS
                              Nine Months Ended March 31, 1999
                                         (In 000's)

                                                                                     Alliance
                                                                                      Gaming
                                              Parent and      Non-                  Corporation
                                             Guaranteeing  Guaranteeing    Adjust-      and
                                             Subsidiaries  Subsidiaries    ments    Subsidiaries
Cash flows from operating activities:
  Net cash provided by (used in)
     operating activities                       $(12,547)    $ 28,418    $ (1,913)   $ 13,958
                                                 -------      -------     -------     -------
Cash flows from investing activities:
   Additions to property and equipment            (6,085)      (1,824)                 (7,909)
   Proceeds from disposal of property and
     equipment                                        96           45                     141
   Additions to other long term assets            (4,105)        (113)                 (4,218)
                                                 --------     -------     -------     -------
      Net cash used in investing  activities     (10,094)      (1,892)                (11,986)
                                                 -------      -------     -------     -------
Cash flows from financing activities:
  Repayments of long-term debt                    (4,098)      (2,511)      1,913      (4,696)
  Net change in lines of credit                    4,200                                4,200
  Proceeds from exercise of stock options
    and warrants                                   4,778                                4,778
  Repurchase common stock for treasury              (522)                                (522)
  Dividends received (paid)                       21,986      (21,986)
                                                 -------      -------     -------     -------
      Net cash provided by (used in) financing
               activities                         26,344      (24,497)      1,913       3,760
                                                 -------      -------     -------     -------
Effect of exchange rate changes on cash                            (5)                     (5)
                                                 -------      -------     -------     -------

Cash and cash equivalents:
   Decrease for period                             3,703        2,024                   5,727
   Balance, beginning of period                    8,609       14,878                  23,487
                                                 -------      -------     -------     -------
  Balance, end of period                        $ 12,312     $ 16,902    $   --      $ 29,214
                                                ========      ========   ========    ========

                              See accompanying unaudited note.

Debt and Lines of Credit

Long-term debt and lines of credit at March 31, 1999 consist of the following:

                                                                              Alliance
                                                                               Gaming
                                       Parent and      Non-                  Corporation
                                      Guaranteeing  Guaranteeing   Adjust-       and
                                      Subsidiaries  Subsidiaries   ments     Subsidiaries
                                                         (in 000's)
10% Senior Subordinated Notes due
    2007, net of unamortized discount   $149,285                               $149,285
Term loan facilities:
  Tranche B Term Loan                     72,511                                 72,511
  Tranche C Term Loan                     38,821                                 38,821
  Delayed Draw Term Facility              24,416                                 24,416
Revolving Credit Facility                 26,900      12,243                     39,143
Intercompany notes payable                89,715       7,328      (97,043)          -
Other                                                  1,944                      1,944
                                        --------     -------      -------      --------
                                         401,648      21,515      (97,043)      326,120
Less current maturities                    1,400       3,284       (2,722)        1,962
                                         -------     -------      -------      --------
Long-term debt, less current
  maturities                            $400,248     $18,231     $(94,321)     $324,158
                                        ========     =======     ========      ========


                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                      For the Quarter Ended March 31, 1999




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At March 31, 1999, based on the terms of the $90.0 million Revolving Credit Facility, the Company would have been able to borrow $63.0 million, of which the Company had borrowings of approximately $39.1 million outstanding. The borrowing base for the revolving credit facility consists of eligible receivables and inventory, as defined in the credit agreement.

At March 31, 1999, the Company had $29.2 million in cash and cash equivalents and $23.9 million in unborrowed availability on its revolving credit facility pursuant to the borrowing base limitations contained in the credit agreement. In addition, the Company had working capital of approximately $113.9 million, a decrease of approximately $5.6 million from June 30, 1998, which is explained below. Consolidated cash and cash equivalents at March 31, 1999 includes approximately $15.8 million of cash which is utilized in Casino and Route Operations which is held in vaults, cages or change banks.

The Company is in compliance with the financial and maintenance covenants under both the credit agreement for the Bank Facility as amended and the Indenture for the Senior Subordinated Notes.

Management believes that cash flow from operating activities, cash and cash equivalents held and the availability under the revolving credit facility will provide the Company with sufficient capital resources and liquidity. At March 31, 1999, the Company did not have any significant commitments for capital expenditures.

Working Capital

During the nine months ended March 31, 1999, working capital decreased $5.6 million to $113.9 million. The primary fluctuations in working capital were: (i) a decrease in accounts receivable resulting from cash collections and lower revenues at the Wall Machine and Amusement Game business unit, (ii) an increase in inventory due new proprietary gaming products manufactured in the current quarter and expected to be deployed in the June 1999 quarter, (iii) a decrease in other current assets resulting from amortizing prepaid expenses, (iv) a decrease in accrued liabilities due to payments of accrued interest payable and a final payment in settlement of litigation, (v) the impact of foreign exchange fluctuations between the dollar and the deutschemark on all working capital categories, (vi) increases in accounts payable based on the increase in inventory levels and timing of payments, and (vii) the corresponding impact of the above listed items on cash and cash equivalents.

Cash Flow

During the nine months ended March 31, 1999, $14.0 million was provided from operating activities resulting from a net decrease in accounts receivable, a decrease in other current assets, an increase in accounts payable and depreciation and amortization, partially offset by a net loss, an increase in inventories primarily at Bally Gaming and Systems, and a decrease in accrued expenses based on timing of interest payments.

During the nine months ended March 31, 1999 the Company used $12.0 million of cash in investing activities primarily resulting from $7.9 million in capital expenditures, $1.5 million of payments made in acquiring the rights to manufacture and distribute several gaming products, and $1.5 million of payments in acquiring gaming rights of route locations.

During the nine months ended March 31, 1999, $3.8 million was provided by financing activities primarily resulting from additional borrowings from the Company's revolving credit facility of $4.2 million and $4.8 million of cash proceeds from the exercise of certain warrants to purchase common stock, partially offset by $4.7 million used to reduce the Company's long-term debt and $0.5 million used to repurchase the Company's common stock for treasury.

The following is a summary of the Company's earnings before interest, taxes, depreciation and amortization (EBITDA) by business unit:

                                      Three Months              Nine Months
                                    Ending March 31,          Ending March 31,
                                      1998     1999            1998      1999
                                                 (In $000's)
EBITDA by Business Unit:
Bally Gaming and Systems            $ (539)  $ 4,777         $ 5,387    $ 2,205
Wall Machines and Amusement Games    6,598     3,178          14,409      7,610
Route Operations                     6,364     6,504          18,746     18,217
Casino Operations                    5,724     6,106          14,938     16,153
Corporate Administrative Expenses   (3,643)   (5,177)        (11,823)   (13,105)
Unusual Items                          -         -             2,545         -
                                   -------   -------         -------    -------
    EBITDA                         $14,504   $15,388         $44,202    $31,080
                                   =======   =======         =======    =======

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

The Bank Facility is collateralized by substantially all domestic property and is guaranteed by each domestic subsidiary of the U.S. Borrower and German Subsidiaries (both as defined), other than the entity which holds the Company's interest in its Louisiana operations and other non-material subsidiaries (as defined), and secured by both a U.S. and German Pledge Agreement (both as defined). The Bank Facility contains a number of maintenance covenants and it and the Indenture have other significant covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries to dispose of assets, incur additional indebtedness, issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests (as defined) or subordinated indebtedness, issue or sell equity interests of the Company's subsidiaries (as defined), engage in mergers or acquisitions, or engage in certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities. In the quarter ended December 31, 1998,, the Company did not meet certain covenants in the credit agreement. The Company and the banks have amended the current and future financial maintenance covenants in the credit agreement effective December 31, 1998 such that the Company is in compliance with such covenants.

Customer Financing

Management believes that customer financing terms and leasing have become an increasingly important competitive factor for the Bally Gaming and Systems and Wall Machine and Amusement Games business units, respectively. Competitive conditions sometimes require Gaming Equipment and Systems to grant extended payment terms on gaming machines, systems and other gaming equipment, especially for sales in emerging markets. While these financings are normally collateralized by such equipment, the resale value of the collateral in the event of default may be less than the amount financed. Accordingly, the Company will have greater exposure to the financial condition of its customers in emerging markets than has historically been the case in established markets like Nevada and Atlantic City. Bally Wulff provides customer financing for approximately 15% of its sales and also provides lease financing to its customers. Lease terms are generally for six months, but are also available for up to 43 months.

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

The Year 2000 issue has an impact on both information technology ("IT") systems and non-IT systems, such as its manufacturing systems and physical facilities including, but not limited to, security systems and utilities. Although management believes that a majority of the Company's IT systems are Year 2000 ready, certain systems still have to be tested for Year 2000 readiness. The Company plans to replace or upgrade those systems that are identified as non-Year 2000 ready during calendar 1999. Certain IT systems previously identified as non-Year 2000 compliant are being upgraded or replaced which should be complete by October 31,, 1999. Non-IT system issues are more difficult to identify and resolve. The Company is actively identifying non-IT Year 2000 issues concerning its products and services, as well as its physical facility locations. As non-IT areas are identified, management formulates the necessary actions to ensure minimal disruption to its business processes. Management engaged outside consultants to assist and advise management in its assessment process and received the consultant's final report. The Company has already started to implement their recommendations, such as establishing a centralized project management organization to lead the Company through its Year 2000 efforts. This organization includes dedicated outside resources and internal business representatives. Although management believes that its efforts will be successful and the costs will be immaterial (currently estimated between $400,000 to $500,000) to its consolidated financial position and results of operations, it also recognizes that any failure or delay could cause a disruption in its business and have a significant financial impact. To minimize this potential impact, the Company is actively planning and designing a contingency plan to support critical business processes.

The Company has also initiated efforts to ensure the Year 2000 readiness of its products and services. As part of its assessment of current products and services, the Company is currently upgrading all current Bally Systems SDS customers to version 7.0 software, for which the Company has developed a Year 2000 compliance "patch" which is currently being distributed. The Company plans to have all customers upgraded to version 7.0 with the patch by July 1999. The Company is in the final stages of testing version 7.1 of the software, which will be Year 2000 compliant. The Company expects to begin shipping and distributing version 7.1 by June 1999. Customers are also being advised that the IBM or Unix operating systems they are using must also be upgraded to versions that are Year 2000 compliant. Bally Systems has obtained the operating system upgrades from the vendors and has offered to assist users in installing the upgrade. The Company has also tested most of the current products manufactured in the United States and Germany in recent years to determine compliance with Year 2000. The Company is actively evaluating its strategy and legal obligations for any communication to its customers.

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

The Company has also initiated efforts to assess the Year 2000 readiness of its key suppliers and business partners. The Company's direction in this effort is to ensure the adequacy of resources and supplies to minimize any potential business interruptions. Management plans to complete this part of its Year 2000 readiness plan in the third quarter of calendar 1999. As part of the Company's contingency plans, management will begin to identify and solidify relationships with and access to alternative suppliers and resources to ensure the support and continuation of its critical business operations.

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

Euro Currency Conversion

The Company's Bally Wulff subsidiary uses the German deutschmark as its functional currency. The new Euro currency will replace the deutschmark as well as most other European currencies after a phase in period, which began January 1, 1999. As most of Bally Wulff's transactions are within Germany, the switch to the Euro is not expected to have a material impact on revenues, expenses or income. The Company's products can be brought into Euro compliance by moving a switch inside the wall machine, changing the coin handling tubes inside the machine and modifying the front glass to show Euros instead of deutschmarks. The cost of this conversion to Euro denominations will be borne by the customers.

The Company currently has borrowings outstanding on its revolving credit facility, a portion of which has a floating rate of interest tied to the Euro deutschmark rate. Upon the full implementation of the Euro, as of January 1, 2002, the interest rate will be tied to this new index. The impact of the change in this index, if any, is not known and can not be quantified at this time.

Results of Operations:

General

The Company operates through four segments organized by the following business units: (i) gaming equipment and systems, (ii) wall machines and amusement games (consisting of the manufacture and distribution of wall-mounted gaming machines and distribution of other recreational and amusement machines), (iii) route operations and (iv) casino operations.

The following tables set forth the combined revenues and operating income (loss) for the four business units for the three months and nine months ended March 31, 1998 and 1999:

                                 Three Months Ending       Nine Months Ending
                                      March 31,                March 31,
                                   1998      1999           1998       1999
                                                 (In $000's)
Revenues:
 Bally Gaming and Systems         $ 21,538   $ 38,406       $ 76,160   $ 82,847
 Wall Machines and Amusement Games  28,340     24,845         77,132     69,225
 Route Operations                   37,054     46,037        109,749    128,791
 Casino Operations                  15,294     16,445         43,870     47,551
                                   -------    -------        -------    -------
Total Revenues                    $102,226   $125,733       $306,911   $328,414
                                  ========   ========       ========   ========

Operating Income (Loss):
 Bally Gaming and Systems          $(2,504)    $3,726        $ 1,021    $  (581)
 Wall Machines and Amusement Games   5,246      2,234         10,113      4,513
 Route Operations                    4,309      3,789         12,752     10,226
 Casino Operations                   5,203      5,524         13,403     14,409
 Corporate Administrative Expenses  (4,266)    (5,595)       (12,960)   (14,356)
                                    ------     ------        -------    -------
   Subtotal                          7,988      9,678         24,329     14,211
 Unusual Items                          -          -           2,545         -
                                    ------     ------        -------    -------
Total Operating Income (Loss)       $7,988     $9,678        $26,874    $14,211
                                    ======     ======        =======    =======

Three Months Ended March 31, 1998 and 1999

Bally Gaming and Systems

For the quarter ended March 31, 1999, Bally Gaming and Systems business unit reported revenues of $38.4 million, a 78% increase compared to revenues of $21.5 million in the prior year quarter. Bally Gaming reported unit sales of approximately 4,450 new gaming machines, an increase of 137% compared to unit sales of approximately 1,900 in the prior year quarter due primarily to an overall increase in market demand and the successful introduction of new products recently licensed in more jurisdictions. By market segment, Bally Gaming's unit sales for the quarter consisted of approximately 750 units to the Nevada and Atlantic City markets, 3,000 units to international markets and 700 units to riverboats, Native American and other domestic markets. Bally Gaming reported revenues from the sale of new gaming machines of $26.3 million, an increase of 168% compared to $9.8 million in the prior year quarter due to higher unit volume and a 12% increase in average selling prices over the prior year quarter. Bally Systems reported revenues of $6.7 million, an increase of 10% compared to revenues of $6.1 million in the prior year quarter. In addition, revenues from recurring revenue sources were $1.7 million, an increase of 55% compared to revenues of $1.1 million in the prior year quarter.

For the quarter ended March 31, 1999, gross profit margins increased to 46% from 39% in the prior year quarter. The improvement was due primarily to a change in product mix to higher margin gaming machines, higher revenues from gaming machines that provide recurring revenue to the Company and the impact of higher production at the manufacturing facility. Bally Gaming and Systems reported operating income of $3.7 million compared to an operating loss of $2.5 million in the prior year quarter. The improvement resulted from higher revenues and an improved gross margin percentage, partially offset by higher selling, general and administrative costs, and higher research and development costs. Research and development costs totaled $4.1 million, an increase of 28 percent over the prior year quarter, resulting from the Company's ongoing efforts to expand its new and existing product offerings. Selling, general and administrative expenses increased due to higher marketing costs related to new product launches and the implementation of a product management organization focus.

Wall Machines and Amusement Games

For the quarter ended March 31, 1999, the Wall Machines and Amusement Games business unit reported revenues of $24.8 million, a decrease of 12% compared to revenues of $28.3 million in the prior year quarter. The revenue decline resulted from a 28 percent decrease in unit shipments of new wall machines, a 12 percent decrease in leased wall machine revenues, discussed below, and a 25 percent decrease in amusement game distribution revenues both due to lower market demand. This was partially offset by a 40 percent increase in the average selling price of new wall machines due primarily to sales of wall machines coupled with a new single-site progressive jackpot system. The foreign currency fluctuation between the dollar and the deutschmark increased revenues and EBITDA by $1.0 million and $0.1 million, respectively, in the quarter ended March 31, 1999.

Wall Machines and Amusement Games continued its leasing program whereby new and used wall machines and new and used amusement games are leased to customers pursuant to operating leases. These leases provide Wall Machines and Amusement Games with a stream of revenues and cash flow over the life of the leases, which range from six months to three and one half years. Lease revenues decreased as the total number of machines out on lease decreased by 15% between quarters and the average monthly lease rate decreased by 1% due to competitive pricing pressures.

For the quarter ended March 31, 1999, gross profit margin decreased to 40% from 43% in the prior year quarter. This decrease was due to the unfavorable impact of lower revenues, a higher volume of trade-ins of used equipment on the sales of new wall machines and lower production at the manufacturing facility. Wall Machines and Amusement Games reported operating income of $2.2 million, compared to $5.2 million in the prior year quarter. The decrease in operating income was primarily due to decreased revenues and higher selling, general and administrative expenses, including a higher provision for doubtful accounts, partially offset by lower depreciation expense resulting from a lower installed base of leased equipment.

Route Operations

For the quarter ended March 31, 1999, the Route Operations business unit reported revenues of $46.0 million, an increase of 24% compared to revenues of $37.1 million in the prior year quarter. Revenues for the Nevada operations increased 28% as net win per gaming machine per day increased to $60.50 from $55.00 in the prior year quarter, while the average number of gaming machines increased to 7,330 from 6,310 in the prior year quarter primarily resulting from the additional machines added as a result of new locations and taking over the contracts to operate locations previously served by competitors. Revenues continue to be strong in Southern Nevada, particularly in Gamblers Bonus locations. As of March 31, 1999, the Gamblers Bonus product was installed in approximately 2,300 gaming machines at 200 locations statewide or 32% of its installed base of gaming machines. Revenues for the Louisiana operations increased 3%. The revenue improvement was primarily due to an increase in the average gaming machine net win per day of 8% to $85.40 from $79.20 in the prior year quarter, partially offset a decrease in the average number of gaming machines deployed of 4% to 750 machines from 780 machines.

For the quarter ended March 31, 1999, cost of revenues increased 26% to $36.2 million compared to $28.8 million in the prior year quarter. As a percentage of revenues, cost of revenues increased to 79% from 78% in the prior year quarter. Nevada route operations cost of revenues increased 29%, and as a percentage of revenues increased to 81% from 80% in the prior year quarter due primarily to the lower margins in Southern Nevada route locations due primarily to an increase in rental and participation payments on gaming machines and reduced margins at new locations. Louisiana operations cost of revenues increased 3%, and as a percentage of revenues remained consistent at 64% between quarters. The Route Operations business unit reported operating income of $3.8 million, a decrease of 12% compared to operating income of $4.3 million in the prior year quarter. The decrease in operating income resulted primarily from higher operating costs, higher selling, general and administrative expenses, primarily increased marketing costs at the Nevada route operations and an increase in depreciation from an increase in the number of gaming machines deployed and amortization of costs incurred in taking over contracts in the prior fiscal year for the Nevada route operations, partially offset by higher revenues.

Casino Operations

For the quarter ended March 31, 1999, the Casino Operations business unit reported revenues of $16.4 million, an increase of 8% compared to revenues of $15.3 million in the prior year quarter. This increase was a result of a 5% increase at the Rainbow Hotel Casino and a 16% increase at the Rail City Casino. The improvement at the Rainbow Hotel Casino was attributable to an increase in the average gaming machine net win per day of 15% to $172 from $150 in the prior year quarter, partially offset by a 1 percent decrease in the average number of gaming machines and the impact from the removal of 3 table games. The number of gaming machines decreased from the March 1998 quarter as a result of temporarily removing machines as part of an internal remodeling project which will be completed during the September 1999 quarter. The revenue improvement at the Rail City Casino was attributable to an increase in the average gaming machine net win per day of 8% to $65 from $60 in the prior year quarter and an 8% increase in the average number of gaming machines, partially offset by a lower number of table games.

For the quarter ended March 31, 1999, the cost of revenues for Casino Operations increased 7% to $6.8 million compared to $6.4 million in the prior year quarter but, as a percentage of revenues, remained stable at 42% between quarters as costs increased proportionally with the increase in revenues. The Casino Operations business unit reported operating income of $5.5 million, an improvement of 6% compared to operating income of $5.2 million in the prior year quarter. Operating income at the Rainbow Hotel Casino increased by 3% to $4.9 million due primarily to the increase in revenues, partially offset by higher selling, general and administrative expenses, primarily higher promotional and marketing costs. Operating income at the Rail City increased by 47% to $0.6 million primarily due to the increase in revenues coupled with stable operating costs and selling, general and administrative expenses as a percentage of revenues.

Consolidated

Total revenues for the quarter ended March 31, 1999, were $125.7 million, a increase of 23% compared to revenues of $102.2 million in the prior year quarter. The increase is primarily due to the aforementioned increases at the Bally Gaming and Systems, Route Operations and Casino Operations business units, partially offset by a decrease in revenues from the Wall Machines and Amusement Games business unit.

Cost of revenues for the quarter ended March 31, 1999, were $78.5 million, an increase of 22% compared to $64.3 million in the prior year quarter. Cost of revenues as a percentage of total revenues improved to 62% from 63% in the prior year quarter. The improvement was primarily due to the decrease in costs as a percentage of revenues at the Bally Gaming and Systems business unit, partially offset by an increase in costs as a percentage of revenues at the Wall Machines and Amusement Games and the Route Operations business units.

Selling, general and administrative expenses for the quarter ended March 31, 1999 were approximately $26.9 million, an increase 38% compared to costs of $19.5 million for the prior year quarter. This increase is due to increases in expenses at all of the business units, an increase in Corporate expenses, primarily an increase in payroll and related costs, and an increase in the provision for doubtful accounts.

Research and development costs for the quarter ended March 31, 1999 were approximately $4.9 million, an increase of 25% compared to costs of $4.0 million in the prior year quarter. This increase is due to increases in costs at the Bally Gaming and Systems and the Wall Machines and Amusement Games business units.

Depreciation and amortization for the quarter ended March 31, 1999 was approximately $5.7 million, a decrease of 12% compared to $6.5 million in the prior year quarter as decreases at the Bally Gaming and Systems and the Wall Machines and Amusement Games business units were partially offset by increases at the Route Operations and Casino Operations business units.

Net Interest Expense and Income Taxes

Net interest expense in the three months ended March 31, 1999 increased to $8.1 million from $7.3 million in the 1998 quarter. The increase is primarily due to a one time fee associated with amending the credit agreement, coupled with a higher average amount of working capital borrowings in the current quarter, partially offset by lower interest rates. During the quarter, the Company increased its total indebtedness by $8.8 million, primarily due to increased working capital borrowings and the semi-annual payment of interest on its 10 percent subordinated notes.

The Company recorded an income tax benefit of $0.2 million in the March 31, 1999 quarter compared to an income tax provision of $1.2 million in the prior year quarter. The current quarter benefit is primarily due to tax losses for the Bally Wulff entities, which will be carried back to the prior year, partially offset by various state income tax provisions.

Nine Months Ended March 31, 1998 and 1999

Bally Gaming  and Systems

For the nine months ended March 31, 1999 the Bally Gaming and Systems business unit reported revenues of $82.8 million, an increase of 9% compared to revenues of $76.2 million in the prior year period. The improvement was primarily due to an increase in System sales, an increase in recurring revenue from proprietary gaming machines and an increase in average selling price of new gaming machines, partially offset by a decrease in unit sales. Bally Gaming reported unit sales of approximately 8,400 new gaming machines, a decrease of 11% compared to unit sales of approximately 9,500 in the prior year period. By market segment, Bally Gaming's unit sales for the period consisted of approximately 1,700 units to the Nevada and Atlantic City markets, 5,300 units to international markets and 1,400 units to riverboats, Native American and other domestic markets. Bally Gaming reported revenues from the sale of new gaming machines of $46.9 million, a decrease of 2% compared to $47.8 million in the prior year quarter due to lower unit volume partially offset by a 9% increase in average selling price of new gaming machines. Bally Systems sales increased to $17.9 million, a 20% increase compared to $14.9 million in the prior year period. In addition, revenues from recurring revenue sources were $4.4 million, an increase of 64% compared to revenues of $2.7 million in the prior year period.

For the nine months ended March 31, 1999 gross profit margins improved to 45% from 41% in the prior year period. The improvement was due primarily to a change in product mix to higher margin gaming machines, higher revenues from machines that provide recurring revenue to the Company and the impact of higher production at the manufacturing facility. Bally Gaming and Systems reported an operating loss of $0.6 million, compared to operating income of $1.0 million for the prior year period. The decrease in operating income resulted primarily from, higher selling, general and administrative expenses, primarily higher marketing costs related to new product launches and the implementation of a product management organization focus and higher research and development costs, partially offset by higher revenues and improved gross margins.

Wall Machines and Amusement Games

For the nine months ended March 31, 1999, the Wall Machines and Amusement Games business unit reported revenues of $69.2 million, a decrease of 10% compared to revenues of $77.1 million in the prior year period. The currency translation impact of the fluctuation of the deutschmark versus the U.S. dollar increased revenues by $2.7 million during the current year period. The revenue decrease resulted primarily from a 28% decrease in unit shipments of new wall machines due to lower market demand, a 9% decrease in leased wall machine revenues due to a lower installed base of leased machines and a 12% decrease in amusement game distribution revenues, partially offset by a 14% increase in the average sales price of new wall machines, due primarily to sales of wall machines coupled with a new single-site progressive jackpot system, and a 9% increase in used wall machine revenues.

Wall Machines and Amusement Games continued to develop its leasing program whereby new and used wall machines and new and used amusement games are leased to customers pursuant to operating leases which provide Wall Machines and Amusement Games with a stream of revenues and cash flow over the life of the leases, which range from six months to three and one half years. Lease revenues decreased as the total number of machines out on lease decreased by 15% between periods and the average monthly lease rate decreased by 3% due to competitive pricing pressures. At March 31, 1999 approximately 5,050 machines were out on lease compared to approximately 5,900 machines at March 31, 1998.

For the nine months ended March 31, 1999, gross profit margin decreased to 40% from 44% in the prior year period. The decrease in gross margin resulted primarily from higher volume of trade-ins of used equipment on the sale of new wall machines, higher fixed costs per unit due to lower sales volume and by a decrease in higher margin lease revenues. Wall Machines and Amusement Games reported operating income of $4.5 million compared to operating income of $10.1 million in the prior year period. The decrease in operating income resulted primarily from the aforementioned decrease in revenues and lower gross margins. Selling, general and administrative expenses have increased by less than 1% between periods.

Route Operations

For the nine months ended March 31, 1999, the Route Operations business unit reported revenues of $128.8 million, an increase of 17% compared to revenues of $109.7 million in the prior year period. Nevada route operations revenues increased 20% as net win per gaming machine per day increased 5% to $56.20 from $53.60 in the prior year period and the average number of gaming machines increased 14% to 7,240 from 6,370 in the prior year period. The increase in the average number of gaming machines in Nevada reflects the additional machines added for new locations and taking over the contracts to operate locations previously served by competitors. The improvement in net win per gaming machine per day in Nevada resulted primarily from the continuing favorable impact of Gamblers Bonus, a cardless slot player's club and player tracking system. Louisiana route operations revenues increased 4% as net win per gaming machine per day increased 6% to $80.40 from $76.10 in the prior year period while the average number of gaming machines decreased 1% to 740 machines.

For the nine months ended March 31, 1999, Nevada route operations cost of revenues increased 21% and, as a percentage of revenues, increased to 80% from 79% in the prior year period primarily due to an increase in direct costs, principally an increase in rental and participation payments on gaming machines and reduced margins at new locations. Louisiana route operations cost of revenues increased 6% and as a percentage of revenues increased to 65% from 64% in the prior year period due to higher direct costs, principally increased health insurance costs. Route Operations reported operating income of $10.2 million, a decrease of 20% compared to operating income of $12.8 million in the prior year quarter. The decrease in operating income resulted primarily from the increase in operating costs, an increase in selling, general and administrative expenses due to increases in promotions and advertising costs at the Nevada route operations, a higher provision for doubtful receivables, and an increase in depreciation expense as a result of the increase in the number of gaming machines deployed and amortization of costs incurred in taking over contracts in the prior fiscal year for the Nevada route operations, partially offset by the increase in revenues.

Casino Operations

For the nine months ended March 31, 1999, the Casino Operations business unit reported revenues of $47.6 million, an increase of 8% compared to revenues of $43.9 million in the prior year period. This increase reflects a 9% increase at the Rainbow Hotel Casino and a 6% increase at the Rail City Casino. The improvement at the Rainbow Hotel Casino was attributable to an increase in the average gaming machine net win per day of 4% to $152 from $146 in the prior year quarter coupled with a 2% increase in the average number of gaming machines. The increase in revenues at the Rail City Casino resulted from an increase in the average gaming machine net win per day of 5% to $62 from $59 in the prior year quarter and a 4% increase in the average number of gaming machines, partially offset by lower food and beverage revenues.

For the nine months ended March 31, 1999, the cost of revenues for Casino Operations increased 7% to $20.2 million compared to $18.9 million in the prior year period but, as a percentage of revenues, improved to 42% from 43% in the prior year period. Casino Operations reported operating income of $14.4 million, an improvement of 8% compared to operating income of $13.4 million in the prior year period. Operating income at the Rainbow Hotel Casino increased by 5% to $12.9 million due primarily to the increase in revenues, partially offset by higher selling, general and administrative expenses, primarily higher promotional and marketing costs and an increase in depreciation expense. Operating income at the Rail City increased by 38% to $1.5 million primarily due to the increase in revenues and a decrease in selling, general and administrative expenses.

Consolidated

Total revenues for the nine months ended March 31, 1999, were $328.4 million, an increase of 7% compared to revenues of $306.9 million in the prior year period as the improvements at Bally Gaming and Systems, the Route Operations and Casino Operations business were partially offset by a decrease at the Wall Machines and Amusement Games business unit.

Cost of revenues for the nine months ended March 31, 1999, were $208.4 million, an increase of 9% compared to $191.0 million in the prior year period. Cost of revenues as a percentage of total revenues increased to 64% from 62% in the prior year period as the improvements at the Bally Gaming and Systems and Casino Operations business units were more than offset by increases at the Wall Machines and Amusement Games and Route Operations business units.

Selling, general and administrative expenses for the nine months ended March 31, 1999 were approximately $75.8 million, an increase of 18% compared to costs of $64.0 million for the prior year quarter. This increase is due to an increase in expenses at all of the business units, an increase in Corporate expenses and a higher provision for doubtful receivables.

Research and development costs for the nine months ended March 31, 1999 were approximately $13.1 million, an increase of 28% compared to costs of $10.3 million in the prior year. This increase is due to increases in costs at the Bally Gaming and Systems and the Wall Machines and Amusement Games business units.

Depreciation and amortization for the nine months ended March 31, 1999 was $16.9 million, a 3% decrease compared to depreciation and amortization of $17.3 million in the prior year quarter as increases at the Route Operations and Casino Operations business units more than offset by decreases at the Bally Gaming and Systems and the Wall Machines and Amusement Games business units.

Net Interest Expense and Income Taxes

Net interest expense in the nine months ended March 31, 1999 increased to $23.1 million compared to the net interest expense of $20.4 million in the prior year period. The increase is due primarily to higher interest costs which resulted from the additional debt taken on in the Refinancing Transaction completed in September 1997, a higher average amount of working capital borrowings in the current period and a one time fee associated with amending the credit agreement in January 1999, partially offset by the elimination of interest on the 12 7/8% Senior Secured Notes and lower interest rates.

The Company recorded an income tax benefit of $0.3 million in the nine months ended March 31, 1999 compared to a provision of $2.2 million in the prior year period. The current year benefit is due primarily to tax losses, which will be carried back for the Bally Wulff entities, partially offset by various state income tax provisions.

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



    ALLIANCE GAMING CORPORATION
         (Registrant)





    By      /s/ Morris Goldstein
          -----------------------------
          President and Chief Executive Officer
          (Principal Executive Officer)




    By      /s/ Scott D. Schweinfurth
          -----------------------------
          Sr. Vice President, Chief Financial
          Officer and Treasurer (Principal
          Financial and Accounting Officer)