Form 10-K
period 1999-06-30
ALLIANCE GAMING CORP
filed 1999-09-28
CIK 2491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1999

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

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common equity held by non-affiliates of the registrant was approximately $47,555,000 as of September 1, 1999.

The number of shares of Common Stock, $0.10 par value, outstanding as of September 1, 1999 according to the records of registrant's registrar and transfer agent, was 10,227,430.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year and are incorporated by reference into Part III of this Form 10-K.

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-K

                           Year Ended June 30, 1999

                                    PART I

ITEM 1.  BUSINESS

Introduction

Alliance is a diversified, worldwide gaming company that (i) designs, manufactures and distributes gaming machines and computerized monitoring systems for gaming machines, (ii) owns and manages a significant installed base of gaming machines, (iii) owns and operates two casinos and (iv) in Germany, is a full-service supplier of wall-mounted gaming machines and amusement games. Alliance is among the market leaders in each of its business units. Operating under the name Bally Gaming and Systems, the Company is a worldwide leader in designing, manufacturing and distributing gaming machines, having marketed over 80,000 gaming machines during the past five years; it also designs, integrates and sells highly specialized computerized monitoring systems that provide casinos with networked accounting and security services for their gaming machines with over 110,000 game monitoring units ("GMUs") installed worldwide. The Company also owns, operates and services an installed base of over 8,300 slot and video gaming machines that are located mostly in non-casino venues in Nevada and Louisiana ("Route Operations"). Alliance is the largest route operator in Nevada and the largest route operator of gaming machines in Louisiana. Alliance also owns and operates what management believes is the most profitable dockside casino in Vicksburg, Mississippi and a locals casino in Sparks, Nevada, which together have 21 table games and 1,200 gaming machines (collectively, "Casino Operations"). In addition, operating under the Bally Wulff name, the Company believes that it is a leading supplier of wall-mounted gaming machines and amusement games in Germany.

The Company was incorporated in Nevada on September 30, 1968 under the name Advanced Patent Technology. The Company changed its name to Gaming and Technology, Inc. in 1983, to United Gaming, Inc. in 1988 and to Alliance Gaming Corporation on December 19, 1994. The Company conducts its gaming operations through directly and indirectly owned subsidiaries. On June 18, 1996 the Company acquired Bally Gaming International, Inc. ("BGII") which includes the Bally Gaming and Systems and Wall Machines and Amusement Games business units. The term "Company" as used herein refers to Alliance Gaming Corporation and subsidiaries unless the context otherwise requires. The Company's principal executive offices are located at 6601 South Bermuda Road, Las Vegas, Nevada 89119; telephone (702) 270-7600.

Business Units
Bally Gaming and Systems
Prior to May 1998, the operations of Bally Gaming and Bally Systems were managed separately without substantial integration. The market has seen a convergence of the game management systems and the games themselves. Therefore, in May 1998 the Company consolidated the operations of Bally Gaming and Systems.

Overview. The Company's primary markets for its gaming machine products are the United States, Canada and Europe and Latin America, and, to a lesser extent, the Far East and the Caribbean. The following table sets forth the percentage of new gaming machine unit sales by market segment during the periods indicated:

      New Units by Market Segment         Percentage of New Gaming Units Sold
                                                   Years ended
                                                     June 30,
                                           1997       1998      1999
                                           ----       ----      ----
      Nevada and Atlantic City              47%        25%       22%
      International                         40         49        59
      Riverboats                             5         15         4
      Indian Gaming                          7         10        11
      Other domestic                         1          1         4
                                          ----       ----      ----
                                           100%       100%      100%
                                           ===        ===       ===

Markets for Bally Gaming and Systems. Within the United States, Nevada represents the largest installed base of gaming machines with an installed base of approximately 197,000 machines as of June 30, 1999. The Company estimates that Atlantic City, the second largest market, had an installed base of approximately 36,000 machines as of June 30, 1999. Product sales of the Company's casino-style gaming equipment in these markets are primarily to established casino customers either to replace existing machines or as part of an expansion or refurbishment of the casino. Also, because gaming machine revenues have increased at a higher rate than table game revenues over the past decade, casino operators have tended to increase floor space dedicated to gaming machines. In addition, major casino openings in Nevada, expansions of existing casinos and the proliferation of casinos in emerging markets have created additional floor space available for new gaming products and are anticipated to further increase competitive pressures on casino operators to replace existing equipment with new machines.

Riverboat and dockside casinos began operating in 1991 and, as of June 30, 1999, riverboat and dockside casinos were operating in Indiana, Iowa, Illinois, Mississippi, Missouri and Louisiana. The estimated installed base of gaming machines on riverboats or dockside casinos is approximately 94,000 machines as of June 30, 1999.

Casino-style gaming continues to expand on Native American lands. Native American gaming is regulated under the Indian Gaming Regulatory Act of 1988 which permits specific types of gaming. The Company's machines are placed only with Native American gaming operators who have negotiated a compact with the state and received approval by the U.S. Department of the Interior. The Company sells machines to casinos on Native American lands in Arizona, Connecticut, Iowa, Michigan, Minnesota, Mississippi, Montana, New Mexico, North Dakota, South Dakota, Washington and Wisconsin. Compacts have also been approved in Oregon, Colorado and Louisiana, although the Company has made no deliveries in these jurisdictions. In addition to the approved states, compacts are under consideration in several states, including Alabama, California, Maine, Massachusetts, Rhode Island and Texas. The installed estimated base of all Native American gaming machines as of June 30, 1999 was approximately 81,000 units.

Currently casino gaming also is legal in Colorado and South Dakota. The estimated installed base of machines in these markets as of June 30, 1999 was approximately 16,000 machines.

In 1997, Michigan voters approved the establishment of three casinos in the city of Detroit. The first temporary casino opened in July 1999 and two other temporary casinos are expected to open before January 2000.

In addition to the domestic markets, the gaming industry is also expanding in international markets. The Company's primary international markets are Europe, Canada and Latin America, and, to a lesser extent, the Far East and the Caribbean. The Company conducts its business in Canada through its staff in the United States. The Company has begun, and plans to continue, expansion into the Australian market, and has an office in Sydney, Australia. In July 1998, the Company's Australian subsidiary, BGI Australia Pty, Ltd., was approved for licensing by the New South Wales Liquor Administration Board which licenses gaming operators and suppliers in New South Wales and in August 1999 the Company's game platform and the first of its games were approved for sale in New South Wales. The New South Wales market is the second largest gaming machine market in the world with an estimated installed base of 87,000 units at June 30, 1999. The Company also distributes gaming machines, manufactured by Bally
Gaming,   through   its  direct  and   indirect   subsidiaries,   Bally   Gaming
International, GmbH ("GmbH"), from its sales office in Hannover, Germany principally to customers in Europe and Russia, through Bally Gaming Africa, Pty. Ltd., from its sales office in Johannesburg, South Africa, principally to customers on the African continent, Bally Gaming de Puerto Rico, Inc., principally to customers in Puerto Rico and Bally Games and Systems, SA in Montevideo, Uruguay principally to customers in South America.

The percentage of the Company's international gaming units sold by geographic area for the periods indicated are set forth below:

      New Units by Geographic Area   Percentage of New Gaming Units Sold
                                                 Years ended
                                                   June 30,
                                           1997      1998      1999
                                           ----      ----      ----
        Europe                              33%       37%       29%
        Canada                              26        35        43
        Latin America                       39        22        19
        Far East                             2         2         1
        Africa                             ---         4         7
        Australia                          ---       ---         1
                                         -----     -----     -----
                                           100%      100%      100%
                                           ===       ===       ===

The primary markets for computerized monitoring systems are the United States and, to a lesser extent, Canada, New Zealand, Latin America, Europe and the Caribbean. Markets for Systems within the United States include traditional land-based casinos predominantly in Nevada and Atlantic City, New Jersey, Native American casinos and riverboats and dockside casinos. Domestically, the market for computerized monitoring systems is to new casino openings and to existing or new customers who either (a) acquire casinos with a competitor's system which is replaced with the Company's system, or (b) expand their casino floors or upgrade their hardware to a new product release. Unlike the United States, where most jurisdictions require the implementation of systems, there have been few international markets to do so. Management believes, however, that the international market for such systems is increasing, and that Systems' sales to such markets will increase accordingly.

The following table sets forth the percentages of revenues provided by each of the Company's major product lines for the periods indicated:

    Product Line                                    Percentage of Revenues
                                                          Years ended
                                                            June 30,
                                                  1997       1998      1999
                                                  ----       ----      ----
      Slot machines                                46%        42%       41%
      Video gaming machines                        25         23        18
      Computerized monitoring systems              16         21        26
      Other (primarily used machines, recurring
        revenue products, parts and services)      13         14        15
                                                  ---        ---       ---
                                                  100%       100%      100%
                                                  ===        ===       ===

Gaming Machine Products. The Company designs, manufactures and distributes a variety of electronic slot and video gaming machines. Gaming machines are differentiated from one another by graphic design and theme, cabinet style and size, pay table, reel-type design, betting denomination and minimum/maximum betting amount. Slot machines are normally produced to specific order, with design and configuration customized to a customer's particular requirements. Customers may also change from one gaming model to another gaming model by ordering a "conversion kit" which consists of artwork, reel strips and a computer chip. The Company's video gaming machines are designed to simulate various live card games, video reel-spinning games and keno through a video display and can offer the player the chance to play up to ten different games. New games and themes are introduced periodically in order to satisfy customer demand and to compete with product designs introduced by competitors. The Company introduced its ProSeries(TM) reel-type slot machines during late 1993 and its multi-game touch screen machine, the GameMaker(R), during late 1994. In March 1998 the Company introduced the first major upgrade to both the ProSeries and GameMaker product lines.

The ProSeries was the result of a comprehensive product development effort. The development process included extensive testing of the new products in-house and on casino floors for reliability and player appeal. Revenues from sales of ProSeries machines were approximately $66.6 million, $45.8 million and $44.6 million for the years ended June 30, 1997, 1998 and 1999, respectively.

The GameMaker can offer up to 10 different video games within one gaming device. The ten games can be selected by the casino from a game library that has over 600 games. The games simulate various card games, keno and popular reel-spinning games. The GameMaker machines contain bill acceptors and many other features believed to be popular with casinos and their customers. The GameMaker machines are available in upright, bar top and slant top cabinets. Revenues from sales of GameMaker machines were approximately $34.9 million, $22.7 million and $17.7 million for the years ended June 30, 1997, 1998 and 1999, respectively.

During the year ended June 30, 1998, the Company introduced a new gaming machine platform, GameMagic (R), a high resolution graphics multi-game, video gaming machine offering up to ten different games. The product has been approved and deployed in Nevada and also deployed outside the United States in jurisdictions that do not require regulatory approval. Revenues from the sale of GameMagic machines were approximately $3.1 million for the year ended June 30, 1999.

During the past two years, the Company has moved to become a full service provider of gaming products by adding to its product line wide-area progressive systems and second feature niche games, which are gaming machines that provide bonus features. Many of these gaming machines are placed in casinos and earn recurring revenues and cash flows for the Company rather than being sold on a one time basis. These gaming machines provide a higher level of profitability than the games which are sold outright, but they require the Company to invest capital in the cost of manufacturing the gaming machines and in purchasing signs and seating. The Company earned approximately $7.0 million from recurring revenue sources during fiscal 1999 which was comprised of approximately $2.1 million in machine rentals, $1.4 million in participation revenue and $3.5 million in hardware and software maintenance.

In November 1998, the Company received regulatory approval from the Nevada Gaming Control Board of its wide-area progressive jackpot system named "Thrillions(TM)". The Thrillions system has been designed to allow patrons playing nickel, quarter and dollar machines to compete for the same progressive jackpot with the odds of winning the jackpot based on the amount wagered. The Thrillions system also permits the casino patron to play for more than one jackpot meter with a single play of the machine. The Thrillions system has been designed to allow casinos to use their own branding for the product. The first two products deployed on the Thrillions system are Betty Boop's Big Hit (TM) and Pay Day, a proprietary product for Park Place Entertainment in Nevada. The Company began deployment of the Betty Boop's Big Hit product in Nevada in March 1999 and began a field trial in Mississippi in July 1999. The Company has filed the Thrillions system with regulators in other gaming jurisdictions in fiscal 1999 and intends to deploy the product in those jurisdictions during fiscal 2000 once regulatory approval is received.

The Company has introduced two second feature niche games, Roll the Dice (R) and Bell Ringer (R), both of which are approved in most major gaming markets. In addition, in conjunction with Shuffle Master, Inc., the Company has designed and deployed Let's Make a Deal (TM) game on a GameMagic platform which is currently approved in Nevada. The Company believes that video gaming products and second feature bonus games will continue to gain floor space in casinos. The Company also earns recurring revenues from games deployed with the Delaware State Lottery Commission, games distributed by the Company for Anchor Gaming and, beginning in August 1999, games deployed in Washington for compacted Native American tribes which were developed under a manufacturing and distribution agreement with Oasis Technologies, Inc.

The Company has also developed several other gaming products. In March 1998, Bally Gaming introduced a product called Cash Cage(TM), which dispenses paper tokens (currency or casino customized scrip) from a bill hopper in partial substitution for complete coin payouts. Cash Cage will be marketed as a means to reduce hopper fills and jackpots paid by hand. This new technology should benefit casinos in several ways: improve customer satisfaction by eliminating the need for customers to wait for a slot attendant to fill a coin hopper or pay certain levels of jackpots; reduce operating costs through fewer coin hopper fills and hand payouts; improve casino cage accounting efficiency and increase security due to fewer operations performed by hand. The Company has filed the Cash Cage system with the Nevada Gaming Control Board and the product is under going testing. Pursuant to a long term agreement, the Company has agreed to license JCM American, a U.S. subsidiary of Japan Coin Machine Company, a leading supplier of bill acceptors to the gaming industry, to be its worldwide exclusive manufacturer and distributor of the Cash Cage technology, for which the Company will receive a royalty for each Cash Cage unit shipped.

In February 1999, the Company received final regulatory approval from the Nevada Gaming Control Board for its Remote Access Verification Environment ("RAVE") technology, an on-line game delivery system that provides regulators assurance that the on-line gaming activity originates from within their jurisdiction. The RAVE technology is provided through a proprietary intranet whose dial-up access is restricted to subscribers and is not available to non-subscribers such as Internet users. Incorporating highly sophisticated call tracing and security measures developed in conjunction with KPMG LLP and Bellcore, RAVE provides the foundation for intra-state, closed-loop, subscriber-based system. The first application of the technology has been designed for use by sportsbooks in Nevada, however it can be the foundation for other gaming oriented applications, such as horse racing and lotteries, in both domestic and international jurisdictions. In December 1998, the Company signed an exclusive seven-year agreement to license International Sports Wagering, Inc. ("ISWI") to use the RAVE technology in Nevada for sportswagering applications. Once the ISWI system is approved by the Nevada regulators, the Company will receive a monthly royalty payment from ISWI based on the number of subscribers to the system.

The Company typically offers a 90-day labor and up to a one-year parts warranty for new gaming machines sold and is actively involved in customer service after the original installation. The Company provides several after-sale, value-added services to its customers including customer education programs, a 24-hour customer service telephone hot-line, an internet web site for technical support and field service support programs and spare parts programs. The Company's historical warranty expense as a percentage of revenues has been less than 1%.

In addition, the Company sells and services used gaming machines and sells parts for existing machines. The Company often accepts used machines as trade-ins toward the purchase of new gaming equipment. While a small secondary market exists in the United States, used machines are typically resold into the international market. Some used equipment is reconditioned for direct sale, but much is sold in container lots on an "as is" basis through independent brokers. Sales of used equipment were approximately $5.4 million, $3.6 million and $5.6 million for the years ended June 30, 1997, 1998 and 1999, respectively.

Gaming machines have a mechanical life that can exceed 10 years. However, in the established markets, the Company's experience is that casino operators usually replace gaming machines after three to seven years. The factors which result in replacement of gaming machines sooner than their mechanical life include technological advances, development of new entertaining games, new sound and visual features and changing preferences of casino patrons. Casinos typically recoup the purchase cost of their electronic gaming machines in a few months, which allows casinos to replace machines with new models that are popular with casino patrons.

Systems Products. The Company designs, integrates, and sells a computerized monitoring system ("SDS 6000") for slot and video gaming machines which provide casino operators with on-line, real time data relative to a machine's accounting, security and cash monitoring functions. The SDS 6000, when purchased along with other third party player tracking applications, also provides data to and receives data from casinos to track their players to establish and compile individual player profitability and other demographic information. SDS 6000 is comprised primarily of (1) hardware consisting of microcontroller-based printed circuit boards which are installed within the slot and video machines as well as card readers, displays and keypads which provide casinos with the ability to track player gaming activity and to monitor access to slot and video machines by the casino's employees, (2) firmware developed by the Company which provides access to the slot machine's and player's activity data gathered by the microcontroller hardware, and (3) business applications software developed by the Company which manages the slot machines' and players' activity information. This software resides on Unix or PC based servers. Systems also provides software and hardware support services, including maintenance, repair and training for purchasers of its monitoring systems.

Product Development. The Company believes that providing games and systems with high entertainment value that are preferred by the casino patron is a key to meeting the demands of casinos. The Company believes that the use of existing computer technology is accelerating which can give newer gaming machines and systems that incorporate this technology a competitive advantage over older gaming machines and systems. In addition, more of the value of a gaming machine comes from the entertainment aspects of the software running the game rather than the hardware platform of the machine. Total spending on product research and development by Bally Gaming and Systems was approximately $6.7 million, $12.7 million and $13.9 million during the years ended June 30, 1997, 1998 and 1999, respectively. The increase in research and development spending in the year ended June 30, 1999 resulted from increasing the number of new product platforms introduced, product development efforts and growth in the number of products to support with ongoing development.

The Company develops its products for both the domestic and international market. The Company's product development process is divided into two areas, hardware and software. Major areas of hardware development include cabinet style, electronic capability, machine handle and coin and currency handling. Hardware development efforts are focused upon player appeal, product reliability and ease of maintenance. Development cycles for hardware can range from a few days for simple enhancements to more than a year for new electronics or new mechanical packages.

The software development process for new games, which includes graphics development, involves a continuous effort requiring relatively significant human resource allocations. Creativity in software development is an important element in product differentiation as the major manufacturers tend to deploy similar hardware and related technology. Ideas for new models are generated internally, from customers and from other third parties, many of whom have entered into strategic relationships with the Company. On an annual basis, the Company expects to introduce approximately 25 new models to the market. However, no assurance can be made with respect to the rate of new model introductions or the obtaining of regulatory approvals in respect thereof.

The Company also focuses on hardware modifications and second feature niche game platforms. Key members from the marketing and design groups meet to analyze machines currently being marketed by the Company and its competitors to assess their strengths and weaknesses and then suggest ideas for modifications and new machines. These ideas are reviewed to determine what should be further developed. The Company typically pursues 15 to 20 projects at any given time, and approximately 2 to 3 second feature niche gaming machines are submitted for licensing each year. These new machines are built in limited quantities and then test marketed in various locations throughout the U.S. for three to six months. Generally, fewer than one-half of the new machines tested are put into full scale production. Management believes this process of generating new ideas and then turning only a limited number of the ideas into machines which will reach the mass market is responsible for the high quality of the Company's machines and their continued acceptance and success in the marketplace.

All new or modified hardware and software are designed to satisfy all applicable testing standards. Typically, new products require regulatory approval for most North American, Australian and South African jurisdictions, but generally no approval is needed for other jurisdictions. For Nevada, new gaming machine platforms must be filed with the state gaming laboratory that will test the products from 60 days to three months or more before a mandatory 30 to 60 day field test is conducted in a casino. For new product platforms, the Nevada State Gaming Control Board and the Nevada Gaming Commission must each approve these products at their meetings which are held monthly. For modifications of existing products or casino associated equipment, the process in Nevada is similar to new platforms, except a field test is usually not required and the product can be approved administratively by the Nevada State Gaming Control Board staff. Each jurisdiction that requires regulatory approval of new products has its own filing requirements and process. Once products are approved by the gaming regulators, customers will typically require a 30 to 90 day field trial of the product in their casinos with the right to return the product at any time during the field trial period. The Company does not recognize revenue until the customer has agreed to end the field trial and has accepted the gaming machines.

Product development for the SDS 6000 product is also divided into hardware and software. The major areas of hardware development include microcontroller circuit board design and programming as well as user interface devices such as card readers, keypads and displays. Systems has developed a modular and extendible hardware and software architecture which allows development to be focused upon achieving greater functionality, product reliability and ease of maintenance for the casino operator and achieving greater visual appeal and ease of use for the slot customer. In addition, the architecture allows customers to upgrade existing components or add new components with minimal impact.
Development cycles for hardware can vary between a few months for minor revisions to more than a year for major design changes or for changes made by various slot manufacturers with which Systems' product must communicate and be physically integrated. Software development results in (1) periodic product releases that include new features which extend and enhance the SDS 6000 product, (2) periodic maintenance releases which enable casino operators to correct problems or improve the usability of the system and (3) documentation needed to install and use the system.

The Company developed a form of cashless wagering that uses bar-coded coupons, which can be read by the bill validators in slot machines, and are connected to the SDS system. The Company continues to direct development efforts towards other forms of cashless wagering for use on slot machines and the SDS system. The bar-coded coupon product is currently in regulatory field test in New Jersey and Nevada.

Sales and Marketing. Bally Gaming and Systems uses a direct sales force and, to a lessor extent, an independent distributor network to distribute its products. Bally Gaming and Systems North America sales staff consists of approximately 30 people and operates offices in Nevada, New Jersey, Mississippi, Illinois, Colorado and Florida.

Bally Gaming and Systems' direct sales force, other than those at GmbH, Australia and South Africa generated approximately 89%, 80% and 77% of new unit machine sales for the years ended June 30, 1997, 1998 and 1999, respectively. On a limited basis, Bally Gaming and Systems uses distributors for sales to certain international jurisdictions. The agreements with distributors do not specify minimum purchases but generally provide that the Company may terminate such agreements if certain performance standards are not met. These independent distributors generated approximately 4%, 6% and 7% of new gaming machine unit sales for the years ended June 30, 1997, 1998 and 1999, respectively. GmbH, Australia and South Africa generated approximately 7%, 14% and 16% of new gaming machine unit sales for the years ended June 30, 1997, 1998 and 1999, respectively.

The Company has over 110,000 game monitoring units installed, of which approximately 98,000 are in the United States. At June 30, 1999, the Company had 104 installed locations. Bally Gaming and Systems' direct sales force generated approximately 92%, 96% and 99% of game monitoring unit sales for the years ended June 30, 1997, 1998 and 1999, respectively.

In addition to offering an expansive product line, Bally Gaming and Systems provides customized services in response to specific casino requests. These services include high quality silkscreen printing of gaming machine glass, customized game development and interior design services. Bally Gaming and Systems also offers customized design services that utilize computer aided design and studio software programs. Bally Gaming and Systems' design department can generate a casino floor layout and can create a proposed slot mix for customers. In many of the emerging markets, Bally Gaming and Systems provides assistance to customers including the selection of related equipment such as slot stands, chairs, etc. and a recommended layout of the casino floor as well as a mix of machine models.

For the year ended June 30, 1999, approximately 89% of the Company's slot and video gaming machine sales were on terms of 90 days or less. Approximately 11% of the Company's sales, primarily in certain emerging markets such as riverboat and Native American gaming casinos, are financed over extended periods as long as 36 months and bear interest at rates ranging from 9% to 14%. International sales are generally consummated on a cash basis or financed over three years or less. In addition, in certain situations the Company has participated in the financing of other gaming related equipment manufactured by third parties in the emerging markets. For SDS 6000 sales, the Company offers limited financing terms, normally less than one year, for sales to new installations. Most sales, however, are invoiced on a net 30-day basis. Management believes that financing of customer sales is an important factor in certain emerging markets.

For SDS 6000 sales, the Company offers its customers the option of signing separate hardware and software maintenance agreements at the time of sale. These agreements are for periods of one year and automatically renew unless otherwise canceled in writing by the customer or the Company. After an initial warranty period, typically 90 days, the customer is invoiced a monthly hardware and software maintenance fee which provides essentially for repair and/or replacement of malfunctioning hardware and software, software version upgrades, and on-call support for software.

Customers. The demand for slot machines and video gaming machines varies depending on new construction and renovation of casinos and other facilities with needs for new equipment as well as the replacement of existing machines (which have an average replacement cycle of three to seven years). For the years ended June 30, 1997, 1998 and 1999, the Company's largest customer for gaming machines accounted for approximately 11%, 7% and 21% respectively of the Bally Gaming and Systems' revenues, while the Company's 10 largest gaming machine customers accounted for approximately 45%, 48% and 46% of the Bally Gaming and Systems' revenues during such periods, respectively.

The demand for computerized slot monitoring systems is driven by regulatory requirements in a given jurisdiction and/or by a casino operator's competitive need to properly track machine and player activity and establish and compile individual machine and player profitability and other demographic information, all of which is of particular importance to casinos in developing marketing strategies. Revenues for computerized monitoring systems are derived from selling to new installations and to new or existing customers who either (a) acquire casinos with a competitor's system which is replaced with the Company's system or (b) expand their casino floors or upgrade their hardware to a new product release. For the years ended June 30, 1997, 1998 and 1999, the ten largest computerized monitoring system customers (which include certain multi-site casino operators that have corporate agreements) accounted for approximately 70%, 53% and 49% of game monitoring unit revenues, respectively. Due to the high initial costs of installing a computerized monitoring system, customers for such systems generally have tended not to change suppliers once they have installed such a system.

Future growth of Bally Gaming and Systems will be based on penetration of the international markets, further expansion in the established and emerging markets, as well as continued development efforts to provide customers with new and innovative hardware and software product offerings.

Assembly Operations. Bally Gaming and Systems' Las Vegas facility was completed in 1990 specifically for the design, assembly and distribution of gaming equipment. The 150,000-square foot facility was designed to meet fluctuating product design demands and volume requirements, and management believes the facility enables Bally Gaming and Systems to increase production without significant capital expenditures. Since July 1, 1998 all assembly of game monitoring unit products has been performed in the Las Vegas facility.

In April 1999, the Company entered into a five-year exclusive original equipment manufacturing agreement with Dreamport, Inc., a wholly owned subsidiary of GTECH Corporation. Under the agreement, the Company will manufacture gaming machines, including its GameMaker and Game Magic product lines, for lottery markets exclusively for Dreamport.

In April 1999, the Company entered into a manufacturing and distribution agreement with Oasis Technologies, Inc. to serve compacted Native American gaming venues in Washington. Oasis Technologies, Inc. owns patented technology for the types of gaming machines required by gaming regulators in Washington. Under the agreement, the Company and Oasis Technologies have jointly developed gaming devices that deploy the Oasis technology in a Bally Gaming device. Oasis Technologies provides the gaming system and a continuing series of games to deploy in the gaming devices. The Company manufactures and distributes the games, gaming devices and the system.

Management believes that its assembly operations allow for rapid generation of different models to fill orders quickly and efficiently. Another major advantage of the existing plant operation is the system by which machines can be altered in many ways including the size, type and color of glass, sound and payoff patterns to produce a "customized" product for each customer. Bally Gaming and Systems keeps an inventory of parts that allow machines to be altered quickly to conform with a particular customer's design/feature request. Bally Gaming and Systems produces products for individual customer orders and therefore reducing exposure to finished goods inventories. Bally Gaming and Systems designs all of the major assemblies that are incorporated into the final machine configuration.

Competition. The market for gaming machines and progressive systems in North America is dominated by a single competitor, International Game Technology, Inc. ("IGT"). Management believes, based on industry estimates made by analysts, Bally Gaming and Systems has the second largest market share in North America for gaming machines and systems combined. Worldwide there are a number of other well established, well-financed and well-known companies producing gaming machines that compete with each of the Company's lines in each of the Company's markets. The other major competitors are AC Slot and Coin, Anchor Gaming, Casino Data Systems, ("CDS"), Innovative Gaming Corporation of America, Mikohn Gaming Corporation ("Mikohn"), Shuffle Master, Inc., Sigma Games, Inc., Silicon Gaming, Universal Distributing of Nevada, Inc. and WMS Industries, Inc., ("WMS"), and companies that market gaming machines under the brand names of Aristocrat, Atronic, Cirsa, Konami, Novomatic and Sega Enterprises Ltd. Many of these companies look to expand their market share by decreasing the Company's current market share. Other companies may enter the gaming machine business and several of these companies offer or plan to offer second feature bonus games. Only IGT, CDS and Mikohn currently offer wide-area progressive systems, although others may enter this area. Competition among gaming product manufacturers, particularly with respect to sales of gaming machines into new and emerging markets, is vigorous and is based on which machines generate the most net win to the casinos, competitive customer pricing and financing terms, quality of the product and having an extensive distribution, sales and support network.

The main competition in game monitoring units currently consists of IGT, CDS, and to a lesser extent Gaming Systems International, Mikohn Gaming Corporation, Acres Gaming, Inc. and Logical Solutions International and companies marketing systems under the brand names of Aristocrat and Grips. Competition is keen in this market due to the number of providers and the limited number of casinos and jurisdictions in which they operate. Pricing, product feature and function, accuracy, and reliability are all key factors in determining a provider's success in selling its system. Management believes the future success of its operations will be determined by its ability to bring new and innovative products to the market while maintaining its base of loyal existing customers.

Wall Machines and Amusement Games

Industry Overview

Management believes that the German wall machine market consists of approximately 200,000 wall machine units. German regulations currently limit the useful life of wall machines to a period of four years. As a result, annual market demand for wall machines in Germany approximates 35,000 to 55,000 units with fluctuations resulting primarily from economic conditions, and regulatory changes and new product development. Management believes that the size of the wall machine market has declined from prior years due to changes in the arcade and tavern markets and an increase in non-payout entertainment games, as well as the impact from the overall slowdown in the German economy. A portion of this annual demand is not available to the Company as it relates to machines in arcades operated by the Company's two main German competitors.

Wall machine sales into the arcade market account for approximately 30% of the total wall machine sales in Germany. A significant number of arcades (approximately 10%) are owned by the two largest competitors, Gauselmann AG and NSM AG. Generally these competitors do not purchase wall machines from Bally Wulff for their arcades. Management believes Bally Wulff's share of the German wall machine market was approximately 33%, 30% and 22% for the years ended June 30, 1997, 1998 and 1999, respectively. The decrease in market share in 1999 resulted from competitors' wall machines being more popular than Bally Wulff's wall machines. The German legislative authorities regulate and monitor the wall machine industry on an ongoing basis to ensure conformance with certain manufacturing standards and the fairness of each machine to users. Existing legislation covers prescribed licensing procedures, the use, installation and operation of wall machines and the taxation of wall machines.

Operations of Bally Wulff

Products. Bally Wulff's manufacturing operations were founded in Berlin in 1950. Bally Wulff produces and distributes a variety of models of wall machines under the trade name "Bally Wulff" for operation in arcades, hotels, restaurants and taverns primarily in Germany. These wall machines are coin-operated, armless gaming devices similar to slot machines that award winnings for matching numbers or symbols on three to five wheels or drums and differ primarily in appearance, graphic design, theme, pay-table and customer appeal. Each game costs up to 40 pfennigs (approximately $0.21 at the exchange rate of $1.00=DM 1.90 prevailing as of June 30, 1999, which rate is used hereinafter) to play, although the player may deposit larger amounts to provide continuous play but not to increase payoffs. German regulations limit the maximum payout to ten times the player's stake (DM 4.00 or approximately $2.11 per game). Current models of wall machines provide the player the opportunity to win 100 special games on one play, which increases the potential amount that can be won on the minimum wager. German regulations require a minimum payback of 60% for wall machines, although many machines are generally programmed to pay back at somewhat higher rates to encourage play. Bally Wulff has also manufactured non-payout entertainment machines for operation in arcades, hotels, restaurants and taverns in Germany and may continue to do so in the future on a selective basis.

During February 1999, Bally Wulff began selling a single-site progressive linked jackpot system under the name Magic Jackpot. Initially, up to 10 wall machines could be linked to one system, but Bally Wulff will soon begin marketing a system that can link up to 26 wall machines. The average selling price for the system is approximately DM 15,500 (approximately $8,800).

In addition to manufacturing wall machines, Bally Wulff distributes wall machines and other recreational and coin-operated amusement machines manufactured by third parties in order to be a full service provider to its customers. These machines include entertainment games, pool tables, dart games, pinball machines, jukeboxes and arcade games, and are distributed primarily for use in arcades, restaurants, hotels and taverns.

The following table sets forth the percentage of Bally Wulff's revenues by product line for the periods indicated:

      Product Line                                       Percentage of Revenues
                                                               Years ended
                                                                 June 30,
                                                           1997    1998     1999
                                                           ----    ----     ----
        Sale of wall machines manufactured by Wulff         52%     44%      43%
        Leasing of wall machines manufactured by Wulff       6      10       10
        Entertainment and amusement machines and third
          party wall machines distributed                   25      26       25
        Other (primarily used machines, parts and
          service)                                          17      20       22
                                                           ---     ---      ---
                                                           100%    100%     100%
                                                           ===     ===      ===

Product Development. Management believes that Bally Wulff's wall machines are viewed as premium products because of their quality, dependability, ease of service and proven ability to attract players and generate revenue. Bally Wulff designs its machines to appeal to each of the three categories of participants in the distribution process: Bally Wulff's sales representatives and independent distributors, the owner/operator of the machines, and the players. The sales representatives and distributors require machines with broad appeal that are easy to demonstrate and sell. The owner/operators desire reasonably priced machines that are easy to collect from and service and that are proven revenue generators. The players prefer entertaining machines that are simple to play and have unique features.

Bally Wulff's management has formed design teams which are responsible for generating ideas for creative new machines. These teams are comprised of representatives of each department involved in the production and distribution of machines, such as art design, engineering, manufacturing, marketing and sales. The design teams meet for three days each calendar quarter at a site away from Bally Wulff's headquarters. The teams analyze machines currently being marketed by Bally Wulff and its competitors to assess their strengths and weaknesses and then suggest ideas for new machines. These ideas are reviewed to determine which machines should be produced on a trial basis. Bally Wulff typically pursues 15 to 20 projects at any given time, and approximately 12 to 15 machines are submitted for licensing each year. These new machines are built in limited quantities and then test marketed for three to six months. Generally, fewer than one-half of the new machines tested are put into full scale production. Management believes this process of generating new ideas and then turning only a limited number of the ideas into machines which will reach the mass market is responsible for the high quality of Bally Wulff's machines and their continued acceptance and success in the marketplace.

Total spending on product research and development by Bally Wulff was $3.3 million, $3.0 million and $3.2 million during the years ended June 30, 1997, 1998 and 1999, respectively.

Sales and Marketing. Bally Wulff sells approximately 97% of its products through its own sales force of approximately 60 individuals located in 21 regional sales offices. Independent German distributors account for approximately 3% of sales. Approximately 99% of Wulff's sales of new wall machines are in the German market. The sales offices are operated as independent profit centers and are assigned geographic areas for which they are responsible for sales, servicing the machines and assisting in collecting customers' accounts receivable balances.

Bally Wulff devotes substantial time, money and effort to marketing and promoting its products. Bally Wulff takes an active part in the annual Amusement Game Fair in Germany, at which Bally Wulff introduces new products. The next Amusement Game Fair will be held in January 2000.

The wall machines manufactured and sold by Bally Wulff generally sell for prices ranging from DM 4,000 to DM 7,500 (approximately $2,300 to $4,300). Due to price competition among the three largest manufacturers, selling prices have declined since 1997. Management believes that such declines in prices may continue in the future. For the year ended June 30, 1999 approximately 80% of Bally Wulff machine sales were on terms of 90 days or less. Remaining sales of machines are financed by Bally Wulff generally over a 12-month period, with interest rates between 12% and 24%. For this reason, Bally Wulff establishes an internal credit rating and credit limit for each customer. Under Bally Wulff's conditions of sale, a security interest in a machine is retained by Bally Wulff until the machine has been paid for in full. In addition, Bally Wulff requires security beyond the wall machine itself. Currently, Bally Wulff provides customer financing for approximately 20% of its sales, and management expects this practice to increase during fiscal 2000. Leasing machines to customers accounted for 6%, 10% and 10% of total revenues for the years ended June 30, 1997, 1998 and 1999, respectively. In approximately 95% of its unit sales, Bally Wulff accepts wall machines as trade-ins toward the purchase of new wall machines. To the extent possible, the used machines are then resold.

Customers. Each of Bally Wulff's top 10 customers in 1999 has maintained its relationship with Bally Wulff for over five years. For the years ended June 30, 1997, 1998 and 1999 Bally Wulff's top ten customers accounted for approximately 11%, 12% and 9% of Bally Wulff's revenues, respectively, while no single customer accounted for more than 3%, 3% and 2% of Bally Wulff's revenues for such periods, respectively.

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

Competition. Germany's wall machine manufacturing industry is dominated by Bally Wulff and two of its competitors, NSM, AG and Gauselmann, AG. Management believes these three entities collectively account for approximately 90% of the entire market. Bally Wulff competes with many companies in the distribution of coin-operated amusement games, some of which are larger and have greater resources than Bally Wulff. Bally Wulff's two major competitors own and operate a significant number of arcades, which may give them a competitive advantage arising from a built-in market for their games and the ability to test market new games in their own arcades. Further, increased foreign competition in Germany may have an adverse impact on the Company's future wall machine revenues. Management believes that the primary competitive factors in the wall machine and coin-operated amusement game markets are the quality and depth of the product line, price and customer service which includes the ability to fill orders quickly and efficiently.

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

The following table sets forth certain historical data concerning the Company's Nevada route operations:

                                                     Years ended
                                                       June 30,

                                              1997      1998       1999
                                              ----      ----       ----

        Average number of gaming             5,660     6,460      7,300
        Average number of locations            562       624        680
        Average  win per  day per  gaming   $52.40    $53.70     $57.20


At June 30, 1999, the Company operated approximately 7,600 machines on its Nevada route. The Company has increased the number of gaming machines owned and operated principally through contracting with new locations as they open and strategic takeover of contracts at locations operated by several mid-sized route operators. Such contract takeovers added approximately 230, 580 and 200 gaming machines to the Nevada route during the years ended June 30, 1997, 1998 and 1999, respectively.

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

Revenue-sharing arrangements accounted for approximately 85%, 87%, and 88% of revenues and 77%, 77%, and 76% of installed machines, respectively, in the Company's Nevada route operations for the years ended June 30, 1997, 1998, and 1999. At June 30, 1999, the weighted average remaining term of the Company's revenue sharing arrangements was approximately 3.1 years. Space lease arrangements accounted for approximately 15%, 13%, and 12% of revenues and 23%, 23%, and 24% of installed machines, respectively, in the Company's Nevada route operations for the years ended June 30, 1997, 1998, and 1999. At June 30, 1999, the weighted average remaining term of the Company's space leases was 2.0 years.

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

Sales and Marketing. As the largest route operator in Nevada, the Company believes that it is able to differentiate itself from its competitors because it is a full-service operation that provides its customers support for marketing promotional allowances and uses its design capabilities to provide electronic gaming machines with features customized to customers' needs. The Company developed and continues to implement a system called "Gamblers Bonus". Gamblers Bonus is a cardless slot players' club and player tracking system, which allows multiple local establishments to be linked together into a distributed gaming environment. Through this technology, the Company is able to provide its players and customers with many of the same gaming choices otherwise available only in a larger scale casino environment such as multi-location progressive jackpots, bigger jackpot payouts and traditional players' club enhancements. Additionally, the Company is offering a series of new games available only to members of Gamblers Bonus.

Since the launch of Gamblers Bonus, the gaming machines linked to Gamblers Bonus have experienced an increase in net win per day per machine. As of June 30, 1999, the Company had the Gamblers Bonus installed in over 2,600 gaming machines at approximately 240 locations or 35% of the installed base of gaming machines. The Company believes Gamblers Bonus will continue to improve both the revenues and operating efficiencies of its Nevada route operations and has the potential to create additional opportunities in the route operations segment of the gaming industry. Additionally, the Company has been updating its installed base of gaming machines with bill-acceptor equipped electronic gaming machines that are also expected to improve revenues and operating efficiencies.

The Company has benefited from the growth in population in Nevada, creating more gaming venues. Certain local politicians have proposed limiting the number or type of venues where gaming is authorized. Management does not believe the outcome of these proposals will have a material impact on financial results of the Company.

Customers. The Company has a diversified customer base with no one customer accounting for more than 6%, 5% and 4% of the Company's revenues generated from Nevada route operations during the years ended June 30, 1997, 1998 and 1999, although approximately 13%, 11% and 10% of such revenues were generated through an affiliated group of such customers for such periods, respectively. The affiliated group consists of eight partnerships each having one individual partner who is common to all such partnerships. For the years ended June 30, 1997, 1998 and 1999, the ten largest customers accounted for approximately 23%, 20% and 18% of the Nevada route operations revenues, respectively.

Assembly Operations. In previous years, the Company's route operations manufactured its own gaming machines for use in its Nevada route operations. These machines represent approximately 55% of the gaming machines currently used in the Nevada route operations at June 30, 1999. In July 1998, the Company received regulatory approval to begin using the Bally GameMaker platform for Gamblers Bonus gaming machines deployed on the Nevada route. At June 30, 1999, approximately 8% of the installed base of gaming machines on the Nevada route were manufactured by Bally Gaming

Competition. The Company is subject to substantial direct competition for its revenue-sharing and space lease locations from several large route operators and numerous small operators, located principally in Las Vegas, Reno and the surrounding areas and from other forms of gaming. The Company, Jackpot
Enterprises, Inc., Anchor Gaming, ET&T and Southwest Gaming are the largest route operators in Nevada. The principal method of competition for route operators includes the economic terms of the revenue sharing or space lease arrangement, the services provided and the reputation of the route operator. Price competition is intense and can reduce the Company's gross margin on such operations if the percentage of the gaming machine revenues retained by the local establishment increases.

Louisiana Operations

Overview. On the basis of its Nevada route operations expertise, in March 1992 the Company obtained a contract to operate video poker gaming machines in the greater New Orleans, Louisiana area through a subsidiary, Video Services, Inc. ("VSI"). The Company entered into an operating agreement which runs through May 2002 with Fair Grounds Corporation, and its affiliates, Jefferson Downs
Corporation and Finish Line Management Corporation (collectively, "Fair Grounds"), for the Company to be the exclusive operator of video poker machines at the only racetrack and eight associated off-track betting parlors (OTB's) in the greater New Orleans area. This agreement contains a five-year option for the Company to match any third party offer to operate the machines after May 2002. The Company operates the game rooms where the video poker machines are located for each of the nine facilities owned by Fair Grounds, for which it receives a percentage of the revenue generated by the machines. As of June 30, 1999 the Company had approximately 750 video poker machines in Louisiana. On July 1, 1999, pursuant to a prior vote, video poker became illegal in one parish where the Company operated machines at two OTB's and thus these locations closed. The two OTB's in this parish accounted for $2.4 million of revenues and approximately $0.6 million of operating income for VSI during the year ended June 30, 1999. After June 30, 1999, the Company redeployed the video poker machines from these two closed sites to other existing sites, pending appropriate approvals. The Louisiana legislature has considered other legislation to curtail video poker in the past and may do so again in the future.

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

Competition. The Company is subject to extensive competition for contracts to operate video poker machines and the Company's racetrack and OTB parlors compete with various riverboats, truckstops and locations with liquor licenses throughout the New Orleans area. Each truckstop is permitted to operate up to 50 video poker machines and each tavern is permitted to operate up to three video poker machines. Louisiana has riverboat gaming statewide and three riverboats are currently operating in the greater New Orleans area. Riverboats are permitted to have live table games and an unlimited number of gaming machines, including slot machines. Louisiana has also authorized one land-based casino, permitted to include live table games and an unlimited number of gaming machines in New Orleans, which opened in May 1995; however, its operator filed for bankruptcy reorganization and ceased operations in November 1995. At present it is anticipated that the land-based casino will reopen in October 1999.

Casino Operations

Overview.

Rainbow Casino. On July 16, 1994, the Rainbow Hotel Casino located in Vicksburg, Mississippi permanently opened for business. The facility includes the Rainbow Casino, which is a 24,000-square foot casino owned and operated by the Company which as of June 30, 1999, operated approximately 750 gaming machines and 15 table games as well as a 245-seat restaurant. The casino is in the final stages of an expansion project that when completed in October 1999 will increase the floor space by 7,000 square feet and provide for up to 250 more gaming machines. The facility also includes the 89-room Rainbow Hotel, which is owned and operated by a third party. Originally, the facility also included a 10-acre indoor and outdoor entertainment complex called Funtricity Entertainment Park, which was developed by a subsidiary of Six Flags Corporation. In September 1998, the Company acquired the entertainment park for $0.5 million. The park was closed in September 1998 and management is evaluating options for permanent use of the 20,000 square foot facility. Rainbow Casino is marketed as a "locals" casino and draws its customers principally from within a 75-mile radius of Vicksburg. The Vicksburg casino market generated approximately $204.1 million in gaming revenue in the twelve months ended June 30, 1999.

The Company is the general partner of Rainbow Casino Vicksburg Partnership ("RCVP") the partnership that operates the Rainbow Casino. Pursuant to transactions consummated in March 1995, Rainbow Casino Corporation, an independent company that was the former general partner of RCVP became a limited partner entitled to receive 10% of the net available cash flows after debt service and other items, as defined (which amount increases to 20% of such amount when revenues exceed $35.0 million but only on such incremental amount), for a period ending December 31, 2010. The Company holds the remaining economic interest in the partnership. As part of the refinancing completed in August 1997, the Company purchased notes payable to HFS Gaming Corporation ("HFS") and National Gaming Mississippi, Inc.("NGM") and acquired the casino royalty previously due to HFS.

Rail City Casino. In April 1990, the Company purchased, for an aggregate purchase price of $9.5 million, substantially all of the assets of the Rail City Casino (formerly the Plantation Station Casino) located near the border of the cities of Reno and Sparks in northern Nevada. Rail City is a 20,000 square-foot casino, which as of June 30, 1999 operated approximately 490 gaming machines, 6 table games, and keno. In addition, Rail City Casino includes a 300-seat restaurant, which was fully remodeled in the year ended June 30, 1998, and offers a race and sports book which is leased to an independent race and sports book operator. Rail City Casino is convenient to both Reno and Sparks and caters to the local market.

Sales and Marketing. The Company's casinos target the mid-level gaming customers in the market. The Company promotes its casinos primarily through special promotional events and by providing quality food at reasonable prices.

Competition. Gaming of all types is available throughout Nevada and Mississippi in numerous locations, including many locations which compete directly or indirectly with the Company's casino operations. The operation of casinos is a highly competitive business. The principal competitive factors in the industry include the quality and location of the facility, the nature and quality of the amenities and customer services offered and the implementation and success of marketing programs. Many of Rail City Casino's competitors include large casino-hotels which offer more amenities and may be perceived to have more favorable locations than the Company. The Rainbow Casino is the fourth gaming facility to open in Vicksburg and as such faces substantial direct competition for gaming customers in the region. Lady Luck Gaming Corporation owns land in Vicksburg and may in the future develop a project that would include a dockside casino, hotel and related amenities. Previously, Horseshoe Gaming, LLC had announced a casino hotel and auto racing complex on the Big Black River which is between Vicksburg and Jackson, Mississippi. The legality of that site for gaming is currently in litigation. At this time management does not know which, if any, of these sites will be developed. Both of these projects will be contingent on several factors including regulatory approval and financing.

Patents, Copyrights and Trade Secrets

Bally Gaming and Systems is the copyright owner of both the source code and the video presentation of its games and has registered many of these copyrights with the U.S. Copyright Office. Game version upgrades and new games are registered with the U.S. Copyright office as they are finalized. The copyrights expire at various dates from the year 2000 through 2072. Some games, cash handling mechanisms, and other gaming device mechanisms (either currently used or reserved for future development including several related to Gamblers Bonus) are covered either by pending patent applications or issued patents, both foreign and domestic. The expiration dates of these patents vary and are based upon their filing dates or issue dates. In addition, some of the games have trademarks registered with the U.S. Patent and Trademark Office, state trademark registries, or both. The Company has over two hundred registered or pending trademark applications in the United States and around the world, including the registered U.S.
trademark, Gamblers Bonus.

Bally Gaming and Systems is obligated under several patent agreements to pay royalties ranging from approximately $25 to $107 per applicable game depending on the components in the gaming machines. Additionally, based on an amendment to the trademark licensing agreement between the Company and Bally Entertainment Corporation ("BEC") dated May 10, 1996, Bally Gaming and Systems is obligated to pay a royalty of $35 per machine on new machines sold beginning on June 18, 1996, with a minimum annual royalty payment of $1.0 million for the initial five-year term of the amended agreement, which is subject to annual renewals by the Company thereafter. In addition, the Company has obtained the rights to certain game ideas and intellectual property that require Bally Gaming and Systems to pay royalties based on either fixed amounts or variable amounts based upon game performance. Royalty expense for Bally Gaming and Systems for the years ended June 30, 1997, 1998 and 1999 was $3.0 million, $2.2 million and $1.9 million, respectively.

Employees and Labor Relations

As of June 30, 1999, the Company and its subsidiaries employed approximately 2,500 persons, including approximately 1,330 persons in Nevada, 90 persons in Louisiana, 500 persons in Mississippi, 70 persons in various other states and 500 persons in various other countries including 470 persons in Germany. None of such employees is covered by a collective bargaining agreement. Bally Wulff's employees, however, are covered by German regulations which apply industry-wide and are developed, to some extent, through negotiations between representatives of the metal working industry employers and the trade union representing the employees. These regulations are in the nature of collective bargaining agreements and cover the general terms and conditions of such items as wages, vacations and work hours. The regulations codify what are considered the common standards of employment in the German metal working industry. The Company believes its relationships with its employees are satisfactory.

Gaming Regulations and Licensing

General. The manufacture and distribution of gaming machines and the operation of gaming facilities are subject to extensive federal, state, local and foreign regulation. Although the laws and regulations of the various jurisdictions in which the Company operates and into which the Company may expand its gaming operations vary in their technical requirements and are subject to amendment from time to time, virtually all of these jurisdictions require licenses, permits, documentation of qualification, including evidence of financial stability, and other forms of approval for companies engaged in the manufacture and distribution of gaming machines and the operation of gaming facilities, as well as the individual licensing of officers, directors, major stockholders and key personnel of such companies.

Any person which acquires a controlling interest in the Company would have to meet the requirements of all governmental bodies that regulate the Company's gaming business. A change in the make-up of the Company's board of directors and management would require the various gaming authorities to examine the qualifications of the new board and management.

Nevada. The ownership and operation of casino gaming facilities in Nevada are subject to (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (the "Nevada Act") and (ii) various local ordinances and regulations. The Company's gaming, manufacturing, distributing and slot route operations (herein collectively referred to as "gaming machine operations") are subject to the licensing and regulatory control of the Nevada State Gaming Control Board (the "Nevada Board"), the Nevada Gaming Commission (the "Nevada Commission"), the Clark County Liquor and Gaming Licensing Board (the "Clark County Board"), and various other county and city regulatory agencies, all of which are collectively referred to as the "Nevada Gaming Authorities".

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

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company, the Intermediary Companies or the Corporate Licensees to determine whether that individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and key employees of the Company and the Intermediary Companies who are actively and directly involved in the licensed activities of the Corporate Licensees are or may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

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

The Gaming Authorities may, at their discretion, require the holder of any security of the Company to file applications, be investigated, and be found suitable to own the security of the Company if the Nevada Commission has reason to believe that the holder's ownership would be inconsistent with the declared policies of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

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

The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada or to retire or extend obligations incurred for such purposes. In addition, (i) a Corporate Licensee may not guarantee a security issued by a Registered Corporation pursuant to a public offering without the prior approval of the Nevada Commission; and (ii) restrictions on the transfer of an equity security issued by a Corporate Licensee or Intermediary Company and agreements not to encumber such securities (collectively, "Stock Restrictions") are ineffective without the prior approval of the Nevada Commission. The Nevada Commission has also imposed a requirement on the Company that it must receive the prior administrative approval of the Nevada Board chairman for any offer for the sale of an equity security in a private transaction.

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

The Louisiana Board may deny, impose a condition on or suspend or revoke a license, renewal or application for a license for violations of any rules and regulations of the Louisiana Board or any violations of the Louisiana Act. In addition, fines for violations of gaming laws or regulations may be levied against the Louisiana Licensees and the persons involved for each violation of the gaming laws. The issuance, condition, denial, suspension or revocation is deemed a pure and absolute privilege and is at the discretion of the Louisiana Board under the provisions of the Louisiana Act. A license is not property or a protected interest under the constitution of either the United States or Louisiana.

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

The Mississippi legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees in Mississippi and corporations whose stock is publicly traded that are affiliated with those licensees may be injurious to stable and productive corporate gaming. The Mississippi Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Mississippi's gaming industry and to promote Mississippi's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Mississippi Commission before the Company may make exceptional repurchases of voting securities above the current market price (commonly called "greenmail") or before a corporate acquisition opposed by management may be consummated. Mississippi's gaming regulations will also require prior approval by the Mississippi Commission if the Company adopts a plan or recapitalization proposed by its board of directors opposing a tender offer made directly to the stockholders for the purpose of acquiring control of the Company.

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

The Spielverordnung (gaming ordinance) specifically governs wall machines. These regulations limit game payouts to DM 4.00 (approximately $2.11) per game, require a minimum payout percentage, detail where the machines may be installed, how many may be installed and by whom, which games are prohibited, the technical requirements of the machines and technical review and approval. Operators must comply with regulations that specify how many machines may operate within defined square foot areas (15 square meters per machine, with a maximum of ten machines per location). In taverns, restaurants, hotels and certain other establishments, no more than two gaming machines are permitted.

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

Subject to certain exceptions, a value-added tax (VAT) of 16% is generally assessed on the sale or supply of any goods and services in Germany. Since the total amount paid for particular goods or services is considered to be the gross price in calculating such tax, the actual rate is 13.79%. The basis for taxation is the cash remaining in the machines. The rule requiring a minimum payout percentage is applied to the amount remaining in the cash box net of such VAT. Depending on the municipality in which a machine is located, operators may also have to pay a monthly leisure tax on each machine of up to DM 600 (approximately $316). The government in the German state of North Rhine Westfalia recently modified regulations to permit local municipalities to independently impose rate increases on taxes on gaming machine operators beginning January 1, 1999.

During fiscal 1999, Bally Wulff increased the amount of tax reserves by $0.6 million (to a total reserve of $2.0 million) as a result of developments in ongoing quadrennial audits of Wulff's tax returns for the years 1988 through 1996. The German tax authorities have proposed preliminary adjustments of $2.0 million, which has been accrued. The German tax authorities have not yet issued the final assessment from their quadrennial audits.

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

The Company and its key personnel have obtained, or applied for, all government licenses, registrations, findings of suitability, permits and approvals necessary for the manufacture, distribution and, where permitted, operation of their gaming machines in the jurisdictions in which the Company does business. The Company and the holders of its securities may be subject to the provisions of the gaming laws of each jurisdiction where the Company or its subsidiaries are licensed or conduct business, including, without limitation, Arizona, Colorado, Connecticut, Illinois, Indiana, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Missouri, Montana, Nevada, New Jersey, New Mexico, South Dakota, Wisconsin, and the local regulatory authorities within each such state as well as Australian, Canadian and other foreign gaming jurisdictions in which BGII and its subsidiaries are licensed or conduct business. As a result of the consummation of the Acquisition, the Company and its officers and directors have been required to apply for any government licenses, permits and approvals necessary or required by each of these jurisdictions.

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

ITEM 2.  PROPERTIES

The following table sets forth information regarding the Company's leased properties (exclusive of space leases in connection with its gaming device routes) as of June 30, 1999, all of which are fully utilized unless otherwise noted:

                                                                         Annual
                                                            Building     Rental
Location          Use                                      Square Feet  Payments
                                                                       (In 000s)

Las Vegas, NV     Nevada route operations                   18,500         182
Las Vegas, NV     Research and development offices          20,000         286
Sparks, NV        Administrative offices and warehousing    38,300         329
Sparks, NV        Sales offices and warehousing             11,000         132
Absecon, NJ       Sales offices and warehousing             15,800         101
Biloxi, MS        Sales offices                              6,400          41
Golden, CO        Sales offices                              1,500          18
Westchester, IL   Sales offices                              4,900          42
Dania, FL         Sales offices                              3,400          44
Elko, NV          Sales office and route operations          4,200          29
Laughlin, NV      Sales offices                                600          10
Atlantic City, NJ Administrative offices                       750          10
San Juan, P R     Sales offices                              1,000          12
Alexandria,
  Australia       Sales offices and warehousing             19,100         252
Johannesburg,
  So. Africa      Sales offices                              1,600          28
Las Vegas, NV     Warehousing                              103,500         413
Berlin, Germany   Administrative offices and manufacturing 108,500         520
Hannover, Germany Administrative offices and warehousing    20,100         204
Sparks, NV        Route operations                          12,100          77
Carson City, NV   Route operations                           2,500           9
Winnemucca, NV    Route operations                           1,200           5
Pahrump, NV       Route operations                             800           6
Las Vegas, NV     Route location                             8,000         453
Las Vegas, NV (1) Ground lease                                 ---         330
Sparks, NV (2)    Ground lease                                 ---           5
Vicksburg, MS     Administrative offices                     2,700          19
Vicksburg, MS     Administrative offices                     1,200           9
New Orleans, LA   Louisiana route operations                 6,000          57
Covington, LA     OTB operation                              2,500          36
Metairie, LA      OTB operation                             11,000          54
New Orleans, LA   OTB operation                              5,100          27

(1) Lease consists of ground lease for parking.
(2) Lease consists of long-term land lease for parking at Rail City Casino.

The following table sets forth information regarding properties owned by the Company as of June 30, 1999, all of which are fully utilized unless otherwise noted:

                                                              Building
Location              Use                                    Square Feet

Las Vegas, NV         Administrative offices and
                       manufacturing   (a)                     150,000
Reno/Sparks, NV       Casino (a)                                35,000
Vicksburg, MS         Casino                                    24,000
Vicksburs, MS         Entertainment facility- Land              20,000
Vicksburg, MS         Administrative offices                     3,200
Vicksburg, MS         Vacant- Land                                 ---
Las Vegas, NV         Tavern- Land                               5,000
North Las Vegas, NV   Land/Parking                                 ---

(a) These facilities are mortgaged collateral for the Company's Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources".

In addition, the Company leases 21 bar and tavern properties that have been subleased to other operators in connection with its Nevada route operations. The properties range in size from approximately 1,750 square feet to 7,700 square feet. The remaining terms of the leases range from 2 months to 11 and one half years with monthly payments ranging from approximately $1,700 to $11,000.

In addition to the principal facilities, the Company has 20 leased locations and two owned locations in Germany which are primarily used for sales and service offices as well as for warehousing purposes. The properties range in size from approximately 3,300 square feet to 14,200 square feet. The leased locations have terms of occupancy varying from six months to six and one half years with monthly payments ranging from approximately $2,000 to $8,500.

See Note 7 of Notes to Consolidated Financial Statements for information as to the Company's lease commitments with respect to the foregoing rental properties. The Company believes its facilities are suitable for its needs and the Company has no future expansion plans that would make these properties inadequate.

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

In an action filed on December 2, 1996, the Company was named as a defendant in an action brought by Canpartners Investments IV and Cerberus Partners, in federal district court for the Southern District of New York relating to loan commitment letters from August 1995, contemplating that the plaintiffs would lend approximately $30 million to partially fund the Company's then pending hostile tender offer for BGII. In August 1998 the Company and the plaintiffs settled the litigation for approximately $2.0 million.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Common Stock is traded on the Nasdaq Small Cap Index under the symbol "ALLY". The following table sets forth the high and low closing bid price of the Common Stock as reported by Nasdaq for the periods indicated. These prices reflect inter-dealer prices, without retail mark-up or mark-down or commissions and may not necessarily represent actual transactions.

                                             Price Range of
                                               Common Stock
                                               High     Low

      Fiscal Year Ended June 30, 1998
            1st Quarter                     $ 22.09  $ 12.71
            2nd Quarter                       22.54    14.00
            3rd Quarter                       20.79    16.63
            4th Quarter                       18.80    13.13

      Fiscal Year Ended June 30, 1999
            1st Quarter                      $14.66    $8.75
            2nd Quarter                       10.28     6.23
            3rd Quarter                        9.63     4.25
            4th Quarter                        5.63     3.75

Note: The above applicable common stock prices have been restated to reflect the one-for-three-and-one-half reverse stock split effective February 1, 1999.

As of September 1, 1999 the Company had approximately 1,600 holders of record of its Common Stock.

There is currently no established public trading market for the Company's Series E Special Stock.

The Company has never declared or paid cash dividends on its Common Stock. The indenture for the Company's 10% Senior Subordinated Notes (the "Indenture") and the credit agreement for the Company's bank credit facility each restrict the Company's ability to pay any dividends or make any other payment or distribution of any of its Restricted Subsidiaries' Equity Interests (as defined). The Company intends to follow a policy of retaining earnings, if any, to finance growth of its business and does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be at the sole discretion of the Board of Directors and will depend on the Company's profitably, ability to pay dividends under the terms of the Indenture and the Company's financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data have been derived from the audited financial statements of the Company. The table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto.


                                                                Fiscal Years Ended June 30,
                                                  1995(1)     1996(2)     1997(5)     1998        1999
                                                  ------      ------      ------     ------      ------
                                                           (In 000's, Except Per Share Amounts)
Statements of Operations Data
Revenues:
   Gaming equipment and systems                 $    ---    $ 10,575    $134,734    $109,597    $127,810
   Wall machines and amusement games                 ---       3,356     131,934      98,611      90,834
   Route operations                              106,854     109,938     127,028     148,507     175,854
   Casino operations                              25,134      48,509      51,450      60,657      63,682
                                                --------    --------    --------    --------    --------
                                                 131,988     172,378     445,146     417,372     458,180
                                                --------    --------    --------    --------    --------
Costs and expenses:
   Cost of gaming equipment and systems              ---       7,213      84,496      61,684      69,721
   Cost of wall machines and amusement games         ---       2,022      68,426      54,241      54,035
   Cost of route operations                       79,887      84,212      95,716     114,645     137,692
   Cost of casino operations                      14,231      22,046      22,269      25,930      27,011
   Selling, general and administrative            28,649      31,270      99,520      86,318     104,104
   Research and development                          ---         370       9,954      15,778      17,190
   Depreciation and amortization                   9,520      10,988      22,606      22,838      23,104
   Direct acquisition costs (3)                    1,669      55,843         ---         ---         ---
   Unusual items                                   2,293       5,498         700        (325)        ---
                                                  ------     -------     -------     -------     -------
                                                 136,249     219,462     403,687     381,109     432,857
                                                 -------     -------     -------     -------     -------
Operating income (loss)                           (4,261)    (47,084)     41,459      36,263      25,323

Other income (expense)
   Interest income                                 2,798       1,571       1,620         813         549
   Interest expense                               (8,133)     (8,897)    (23,626)    (28,600)    (31,385)
   Rainbow royalty (4)                              (810)     (4,070)     (4,722)       (587)        ---
   Rainbow Royalty Buyout (4)                        ---         ---         ---     (19,000)        ---
   Minority interest                                (397)       (963)     (1,092)     (2,002)     (2,053)
   Other, net                                        317         301         139       1,025        (431)
                                                    ----        ----       -----      ------      ------

Income (loss) before income taxes                (10,486)    (59,142)     13,778     (12,088)     (7,997)
Income tax provision                                (265)       (755)     (7,993)     (3,185)       (830)
Income (loss) before extraordinary item          (10,751)    (59,897)      5,785     (15,273)     (8,827)
Extraordinary loss without tax benefit               ---         ---         ---     (42,033)        ---
                                                --------    --------    --------    --------    --------
Net income (loss)                                (10,751)    (59,897)      5,785     (57,306)     (8,827)

Special stock dividends                              ---        (362)    (11,264)     (3,551)     (1,697)
Premium on repurchase/redemption of
   Series B Special Stock                            ---         ---        (710)    (16,553)        ---
                                                --------    --------    --------    --------    --------
Net loss applicable to common shares            $(10,751)   $(60,259)    $(6,189)   $(77,410)   $(10,524)
                                                ========    ========    ========     =======     =======
Basic net loss per common share (6)             $ (3.33)    $ (16.22    $ (0.68)     $ (8.47)    $ (1.09)
                                                ========    ========    ========     =======     =======

Other Data
Operating income (loss) before unusual
   items and direct acquisition costs            $  (299)   $ 14,257    $ 42,159    $ 35,938    $ 25,323


ITEM 6.  SELECTED FINANCIAL DATA (continued)

                                                                    As of June 30,
                                                  1995       1996(2)     1997(5)      1998        1999
                                                 ------      ------     -------      ------      ------
                                                                       (In 000's)
Balance Sheet Data
Cash and cash equivalents and
  securities available for sale                  $37,414     $48,057     $28,924     $23,487     $16,930
Working capital                                   31,476     111,009     110,795     119,480     108,661
Total assets                                     126,348     375,504     352,016     366,837     356,307
Total long term debt,
      including current maturities               101,397     191,344     173,839     325,953     318,706
Series B Special Stock                               ---      51,552      58,981         ---         ---
Total stockholders' equity (deficiency)            9,985      69,846      53,555     (23,748)    (30,408)

(1) The Company acquired the general partnership interest in the Rainbow Casino Vicksburg Partnership, L.P. (RCVP) on March 29, 1995 and began consolidating the results of RCVP on that date.

(2) The Company acquired BGII on June 18, 1996. Therefore the results of operations for the year ended June 30, 1996 include the results of operations of BGII for the last twelve days of that fiscal year.

(3) Includes non-cash accounting loss on debenture conversion of $30.1 million in fiscal year 1996 as a result of the conversion of the Company's Convertible Debentures into equity securities.

(4) Represents royalty fee related to the HFS financing at the Rainbow Casino. The Company repurchased this royalty obligation from HFS on August 12, 1997.

(5) See discussion of refinancing transaction completed in August 1997 in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

(6) The earnings per share amounts have been restated to reflect the one-for-three-and-one-half reverse stock split effective February 1, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

In August 1997 the Company completed a series of related transactions as described below (the "Refinancing") which consisted of the private placement of $150.0 million of Senior Subordinated Notes and the closing of $230.0 million of bank financing. The bank financing provides for (i) term loans in the aggregate amount of up to $140.0 million, comprised of a $75.0 million tranche with a 7 1/2-year term (the "Tranche B Term Loan"), a $40.0 million tranche with an 8-year term (the "Tranche C Term Loan") and a $25.0 million tranche with a 7 1/2-year term (the "Delayed Draw Term Facility," and together with the Tranche B Term Loan and the Tranche C Term Loan, the "Term Loan Facilities"); and (ii) a $90.0 million revolving credit facility with a 6-year term (the "Revolving Credit Facility"). The borrowing base for the revolving credit facility consists of eligible receivables and inventory, as defined in the credit agreement and at June 30, 1999 totaled $75.3 million.

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

On a pro forma basis for the year ended June 30, 1998, assuming the Refinancing had occurred on July 1, 1997, the Company would have reported net income available to common shares of $0.8 million and net income per share of $0.09 or a $8.56 improvement over the reported net loss per share of $8.47. In conjunction with the Refinancing, the Company incurred charges of approximately $77.6 million, including the $27.7 million premium on the repurchase of the 12 7/8% Notes, $16.6 million for the difference between the carrying value and the liquidation value of the Series B Preferred Stock and $19.0 million for the Rainbow Casino royalty buyout. On an ongoing basis the Company will continue to be highly leveraged and will have significant interest costs; however, in the near term the Company will have lower overall fixed costs and only limited principal payments required on its long-term indebtedness.

At June 30, 1999, the Company had $16.9 million in cash and cash equivalents and $43.1 million in unborrowed availability on its revolving lines of credit in accordance with borrowing base limitations in the credit agreement. In addition the Company had working capital of approximately $108.7 million, a decrease of approximately $10.8 million from June 30, 1998 which is explained below. Consolidated cash and cash equivalents at June 30, 1999 includes approximately $15.4 million of cash which is utilized in Casino and Route Operations which is held in vaults, cages or change banks.

The Credit Agreement for the bank financing has both financial and operational covenants. On August 31, 1998, the Company obtained a consent from its bank group which cured a technical default under the Credit Agreement related to the transfer of assets from a non-domestic subsidiary to a domestic subsidiary related to the formation of a wholly-owned subsidiary, Bally Gaming Africa Pty. Ltd., as well as a consent to a change in the definition of Restricted Payments to allow for an unrestricted amount of up to $7.0 million of Restricted Payments (as defined in the Credit Agreement). In the quarter ended December 31, 1998, the Company did not meet certain covenants in the credit agreement. The Company and the banks have amended the current and future financial maintenance covenants in the bank credit agreement effective December 31, 1998 such that the Company is in compliance with such covenants. As of June 30, 1999 the Company is in compliance with these covenants. The Company is also in compliance with the operational covenants contained in the indenture for the Senior Subordinated Notes. The Company's business strategy is to successfully implement gaming machines that earn recurring revenue and EBITDA within the Bally Gaming and Systems business unit such that the Company's non-core assets could then be disposed of to pay dawn debt.

Management believes that cash flow from operating activities, cash and cash equivalents held and the $90.0 million Revolving Credit Facility, as limited by the borrowing base, will provide the Company with sufficient capital resources and liquidity. At June 30, 1999, the Company had commitments for capital expenditures for approximately $2.0 million related to the completion of the Rainbow Casino expansion project.

Working Capital

The following table presents the components of consolidated working capital at June 30, 1998 and 1999:

                                                  Balances at June 30,
                                           1998         1999        Change
                                          ------       ------       ------
                                                    (In $000's)

Cash and cash equivalents                $ 23,487     $ 16,930     $(6,557)
Accounts and notes receivable, net         93,459       92,665        (794)
Inventories, net                           42,418       46,138       3,720
Other current assets                       11,711       11,423        (288)
   Total current assets                   171,075      167,156      (3,919)

Accounts payable                           10,477       17,372      (6,895)
Accrued liabilities                        39,122       39,196         (74)
Current maturities of long-term debt        1,996        1,927          69
   Total current liabilities               51,595       58,495      (6,900)
                                          -------      -------     -------
Net working capital                      $119,480     $108,661    $(10,819)
                                         ========     ========    ========

The primary  fluctuations  contributing to the increase in working capital were:
(i) an increase in accounts payable resulting from timing of payments, (ii) an increase in inventory due to a larger number of product platforms to support at Bally Gaming and Systems, (iii) a net decrease in accounts receivable resulting from cash collections, partially offset by improved revenues, (iv) a decrease in prepaid assets due to a decrease in prepaid insurance, (v) the impact of foreign exchange fluctuations between the dollar and the deutschemark on all working capital categories, and (vi) the corresponding impact of the above listed items on cash and cash equivalents.

Cash Flow

During the year ended June 30, 1999, $8.6 million of cash was provided from operating activities resulting from an increase in accounts payable, the provision for doubtful receivables and depreciation and amortization, offset by a net loss, an increase in inventories primarily at Bally Gaming and Systems, an increase in deferred taxes and a net increase in accounts receivable.

During the year ended June 30, 1999, the Company used $12.1 million of cash in investing activities resulting primarily from $11.8 million in capital expenditures, $1.5 million of payments made in acquiring the rights to manufacture and distribute several gaming products, and $2.6 million of payments in acquiring gaming rights of route locations, partially offset by a $5.2 million sales-leaseback transaction for gaming machines in the Nevada Route operations.

During the year ended June 30, 1999, the Company used $2.9 million of cash in financing activities resulting primarily from a net pay-down in the Company's revolving credit facility of $2.1 million, $5.1 million used to reduce the Company's long-term debt and $0.5 million used to repurchase the Company's common stock for treasury, partially offset from $4.8 million of cash proceeds from the exercise of certain warrants to purchase common stock.

Customer Financing

Management believes that customer financing terms and leasing have become an increasingly important competitive factor for the Bally Gaming and Systems and Wall Machine and Amusement Games business units, respectively. Competitive conditions sometimes require Bally Gaming and Systems to grant extended payment terms on gaming machines, systems and other gaming equipment, especially for sales in emerging markets. While these financings are normally collateralized by such equipment, the resale value of the collateral in the event of default may be less than the amount financed. Accordingly, the Company has greater exposure to the financial condition of its customers in emerging markets than had historically been the case in established markets like Nevada and Atlantic City. Bally Wulff provides customer financing for approximately 20% of its sales and also provides lease financing to its customers. Lease terms are generally for six months, but are also available for terms up to 43 months.

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

The Year 2000 issue has an impact on both information technology ("IT") systems and non-IT systems, such as its manufacturing systems and physical facilities including, but not limited to, security systems and utilities. Although management believes that a majority of the Company's IT systems are Year 2000 ready, certain systems still have to be tested for Year 2000 readiness. The Company plans to replace or upgrade those systems that are identified as non-Year 2000 ready during the remainder of calendar 1999. Certain IT systems previously identified as non-Year 2000 compliant are being upgraded or replaced, and this process should be complete by October 31, 1999. Non-IT system issues are more difficult to identify and resolve. The Company is actively identifying non-IT Year 2000 issues concerning its products and services, as well as its physical facility locations. All non-IT areas identified are included in the company's formal action plans to ensure minimal disruption to its business processes. Management engaged outside consultants to assist and advise management in its assessment process and has implemented their recommendations. A centralized project management organization has been established to lead the Company through its Year 2000 efforts. This organization includes dedicated outside resources and internal business representatives. Although management believes that its efforts will be successful and the costs will be immaterial (currently estimated between $400,000 to $500,000 of which approximately $260,000 has been spent as of June 30, 1999) to its consolidated financial position and results of operations, it also recognizes that any failure or delay could cause a disruption in its business and have a significant financial impact. To minimize this potential impact, the Company is actively planning and designing a contingency plan to support critical business processes which should be complete be October 1999.

The Company has also initiated efforts to ensure the Year 2000 readiness of its products and services. As part of its assessment of current products and services, the Company is currently upgrading all current Bally Systems SDS customers to version 7.0 software, for which the Company has developed a Year 2000 compliance "patch" which is currently being distributed. The Company plans to have all customers upgraded to version 7.0 with the patch by October 1999. Version 7.1 of the software is Year 2000 compliant and is currently authorized for installation. Customers are also being advised that the IBM or Unix operating systems they are using must also be upgraded to versions that are Year 2000 compliant. Bally Systems has obtained the operating system upgrades from the vendors and has offered to assist users in installing the upgrade. The Company has also tested most of the current products manufactured in the United States and Germany in recent years to determine compliance with Year 2000. The Company is actively evaluating its strategy and legal obligations for any communication to its customers. The Gamblers Bonus system used in the Company's Nevada route operations has been tested and found to be Year 2000 compliant.

Management continues to formulate new plans and update existing plans as it progresses in its research and investigation. The Year 2000 readiness of its customers varies, and the Company is encouraging its customers to evaluate and prepare their own systems. These efforts by customers to address Year 2000 issues may affect the demand for certain products and services; however, the impact on revenue or any change in revenue patterns is highly uncertain.

The Company has completed efforts to assess the Year 2000 readiness of its key suppliers and business partners. The Company's direction in this effort was to ensure the adequacy of resources and supplies to minimize any potential business interruptions. As part of the Company's contingency plans, management has begun to identify and solidify relationships with and access to alternative suppliers and resources to ensure the support and continuation of its critical business operations.

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

Results of Operations

The following table presents the Company's revenues, earnings before interest, taxes, depreciation and amortization ("EBITDA") and operating income by business unit:
                                                 Years Ended June 30,
                                              1997      1998       1999
                                             ------    ------     ------
                                                     (In $000's)
     Revenues by business unit:
     Bally Gaming and Systems              $134,734   $109,597   $127,810
     Wall Machines and Amusement Games      131,934     98,611     90,834
     Route Operations                       127,028    148,507    175,854
     Casino Operations                       51,450     60,657     63,682
                                           --------    -------    -------
       Total Revenues                      $445,146   $417,372   $458,180
                                           ========   ========   ========

     EBITDA by business unit:
     Bally Gaming and Systems               $16,671    $10,808    $ 9,799
     Wall Machines and Amusement Games       29,719     18,661     10,150
     Route Operations                        20,200    24,577      24,860
     Casino Operations                       17,352     20,781     21,672
     Corporate expenses                     (19,177)   (16,051)   (18,054)
     Unusual item                              (700)       325        ---
                                           --------    -------    -------
       Total EBITDA                         $64,065    $59,101    $48,427
                                            =======    =======    =======

                                                     Years Ended June 30,
                                              1997       1998       1999
                                             ------     ------     ------
                                                        (In $000's)

     Operating income by business unit:
     Bally Gaming and Systems               $10,616    $ 5,238    $ 5,779
     Wall Machines and Amusement Games       23,332     13,094      5,334
     Route Operations                        13,082     16,432     14,586
     Casino Operations                       15,407     18,736     19,348
     Corporate expenses                     (20,278)   (17,562)   (19,724)
     Unusual items                             (700)       325        ---
                                             ------     ------     ------
       Total Operating Income               $41,459    $36,263    $25,323
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

1999 Compared with 1998

Bally Gaming and Systems

For the year ended June 30, 1999, Bally Gaming and Systems reported revenues of $127.8 million, an increase of 17% compared to revenues of $109.6 million in the prior year. The improvement was due primarily to a $9.4 million increase in SDS 6000 game monitoring unit and related sales, a $3.2 million increase in recurring revenue sources and an increase in average selling price of new gaming machines, partially offset by a decrease in the number of units sold. Bally Gaming and Systems reported shipments of new gaming machines of approximately 12,300 units, an 8% decrease compared to shipments of approximately 13,400 in the prior year. By market segment, Bally Gaming and Systems unit sales for the current year consisted of approximately 2,700 units to the Nevada and Atlantic City markets, 7,300 units to international markets and 2,300 units to riverboats, Native American and other domestic markets. Bally Gaming and Systems reported revenues from the sale of new gaming machines of $70.4 million, an increase of 2% compared to $68.9 million in the prior year due to an 11% increase in the average selling price of new machines, partially offset by lower unit volume. Bally Gaming and Systems reported revenues from SDS 6000 game monitoring units of $31.4 million, an increase of 42% compared to revenues of $22.0 million in the prior year period, primarily from shipments related to new casino openings and to casinos acquired by Harrah's and Park Place Entertainment that previously used competitors' systems. In addition, revenues from recurring revenue sources were $7.0 million, an increase of 82% compared to revenues of $3.8 million in the prior year period.

For the year ended June 30, 1999, gross profit margins improved to 45% from 44% in the prior year period. The improvement was due primarily to a change in product mix to higher margin gaming machines, an increase in higher margin SDS 6000 game monitoring unit revenues and higher revenues from machines that provide recurring revenues, partially offset by an increase in the provision for inventory obsolescence in the current year. Bally Gaming and Systems reported operating income of $5.8 million, an increase of 10% compared to operating income of $5.2 million in the prior year. The increase in operating income resulted primarily from higher revenues and improved margins and a decrease in depreciation as certain intangible assets related to the acquisition of Bally Gaming International, Inc. were fully amortized in the prior year, partially offset by higher selling, general and administrative expenses, primarily higher marketing costs related to new product launches and the implementation of a product management organization focus, an increase in the provision for doubtful receivables, and an increase in research and development costs. Research and development costs totaled $13.9 million, an increase of 10% over the prior year, resulting from the Company's ongoing efforts to expand its new and existing product offerings.

Wall Machines and Amusement Games

For the year ended June 30, 1999, Wall Machines and Amusement Games reported revenues of $90.8 million, a decrease of 8% compared to revenues of $98.6 million in the prior year. The decrease in revenues resulted primarily from a 22% decrease in the number of new wall machine units sold, a 3% decrease in the selling price of new wall machines, excluding those sold as part of a new single-site progressive jackpot system, a 13% decrease in amusement game revenues and a 9% decrease in leased wall machine revenues, all due primarily to lower market demand pending the outcome of potential changes to laws regulating wall machines. This was partially offset by sales of wall machines coupled with a new single-site progressive jackpot system which resulted in a 13% overall increase in average selling price of new machines. The Company does not foresee any reversal of the pricing pressures in the near future. In addition, due to the potential changes in the laws regulating wall machines, which if passed could have a favorable effect on demand in the future, current demand is soft and will likely remain that way until the outcome of the proposed law changes is known. The currency translation impact of the fluctuation of the German mark versus the U.S. dollar increased revenues by $2.1 million during the current year.

The Wall Machines and Amusement Games business unit continued its leasing program whereby new wall machines are leased to customers pursuant to operating leases which provide a stream of revenues and cash flows over the term of the leases which range from six months to three and one half years. As of June 30, 1999, a total of 5,000 machines were deployed in the leasing program compared to 5,700 at June 30, 1998, a decrease of 13%. This decrease was due to the completion of a large lease program in September 1998 quarter that was not renewed by Bally Wulff.

For the year ended June 30, 1999, gross profit margin decreased to 41% from 45% in the prior year. The gross margin decrease resulted primarily from the unfavorable impact of lower revenues, increased competition which has led to offering higher values on used machines taken on trade-ins and a lower fixed cost absorption rate, partially offset by sales of the higher margin progressive jackpot system. Wall Machines and Amusement Games reported operating income of $5.3 million, a decrease of 59% compared to $13.1 million in the prior year period. The decrease in operating income resulted primarily from the aforementioned decrease in revenues and gross margins and an increase in selling, general and administrative expenses, principally certain separation accruals and a higher provision for doubtful receivables, partially offset by lower depreciation expense resulting from a lower installed base of leased equipment.

Route Operations

For the year ended June 30, 1999, the Route Operations business unit reported total revenues of approximately $175.9 million, an increase of 18% compared to revenues of $148.5 million in the prior year. Revenues from the Nevada route operations increased to approximately $154.2 million or 21% over the prior year. This improvement was attributable to an increase in the average net win per gaming machine per day of 7% to $57.20 from $53.70 in the prior year and a 13% increase in the weighted average number of gaming machines during the current year to 7,300 units as compared to 6,460 units in the prior year. Gamblers' Bonus, a cardless players club and player tracking system continued to have a favorable impact on the net win per day. As of June 30, 1998, the Gamblers' Bonus product was installed in over 2,600 gaming machines at approximately 240 locations statewide or 35% of the installed base of gaming machines, up 29% over June 30, 1999. Revenues from route operations in Louisiana improved to $21.7 million, an increase of 3% compared to the prior year. This increase was the result primarily of an improvement in the net win per gaming machine per day of 4% to $80.50 from $77.40 in the prior year, partially offset by a 1% decrease in the average number of machines to 740 from 750 in the prior year.

For the year ended June 30, 1999, cost of revenues for Route Operations totaled $137.7 million, an increase of 20% compared to costs of $114.6 million in the prior year. As a percentage of revenues, costs of revenues increased to 78% from 77% in the prior year. Cost of revenues for the Nevada route operations increased, as a percent of related revenues, to 80% from 79% in the prior year. The increase was due primarily to lower margins on new and renewed locations (due to competitive pressures), an increase in rental and participation payments on gaming machines and higher direct payroll costs. Costs of revenues for route operations in Louisiana increased, as a percent of related revenues, to 66% from 64% in the prior year. The increase was due primarily to an increase in direct costs, principally health insurance costs. Cost of route revenues for Route Operations includes rents under both space lease and revenue sharing arrangements, gaming taxes and direct labor including payroll taxes and benefits.

For the fiscal year ended June 30, 1999, the Route Operations business unit reported operating income of $14.6 million, a decrease of 11% compared to operating income of $16.4 million in the prior year. The decrease in operating income resulted from the aforementioned increase in operating costs as a percentage of revenues, an increase in selling, general, and administrative expenses as a percentage of revenues, principally marketing and promotion costs at the Nevada route operations, a higher provision for doubtful receivables for the Nevada route operations, and an increase in depreciation as the result of the increased number of gaming machines deployed and amortization of costs incurred in taking over contracts in the prior fiscal year, partially offset by the aforementioned increase in revenues.

Casino Operations

For the year ended June 30, 1999, the Casino Operations business unit reported revenues of $63.7 million, an increase of 5% compared to revenues of $60.7 million in the prior year. This improvement is due to a 4% increase in revenues at the Rainbow Casino and an 8% increase in revenues at the Rail City Casino. The improvement at the Rainbow Casino was attributable to an increase in the average gaming machine net win per day of 6% to $159 from $150 in the prior year and a 2% increase in the average number of gaming machines. The revenue improvement at the Rail City Casino was attributable to an increase in the average gaming machine net win per day of 8% to $65 from $60 in the prior year and an 8% increase in the average number of gaming machines.

For the year ended June 30, 1999, the cost of revenues for Casino Operations increased 4% to $27.0 million compared to $25.9 million in the prior year. As a percentage of revenues, the cost of revenues improved to 42% compared to 43% for the prior year. As a percent of related revenues, cost of revenues for the Rainbow Casino remained relatively flat at 37% between periods as the increase in costs were in line with the increase in revenues. Cost of revenues for the Rail City Casino, as a percent of related revenues, improved to 59% from 62% in the prior year due primarily to the achievement of higher revenues without a corresponding increase in direct gaming costs. Cost of casino revenues includes cost of goods sold, gaming taxes, rent and direct labor including payroll taxes and benefits.

For the year ended June 30, 1999, the Casino Operations business unit reported operating income of $19.3 million, an increase of 3% compared to operating income of $18.7 million in the prior year. The operating income improvement is due primarily to the aforementioned increase in revenues and the improvement in operating costs as a percentage of revenues, partially offset by an increase in selling, general and administrative costs as a percentage of revenues, principally gaming machine rent and an increase in depreciation due to remodeling projects at both casinos and the increase in the number of gaming machines.

Unusual Items

During the year ended June 30, 1998, the Company recorded the following unusual items:
The Company settled a dispute with Alpha Hospitality and General Electric Credit Corporation concerning certain customer notes receivable on which the Company had certain recourse obligations. The Company contributed $2.5 million to the final settlement with the holder of the notes, and reversed $6.0 million of reserves previously established for these recourse obligations. In addition, as part of the settlement the Company became the sole owner of approximately 566,000 shares of Alpha Hospitality common stock which trades on the NASDAQ Small Cap market. Pursuant to the limitations provided for in the settlement agreement, the Company has sold 440,000 shares of Alpha Hospitality through June 30, 1999.
As a result of settling a dispute over the exclusive use of certain technologies and changes in gaming regulations, the Company evaluated the cash flow of certain of its technology assets, in accordance with the provisions of Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," and determined certain items met the definition of having become impaired. During the year ended June 30, 1998 the Company recorded write-downs totaling $2.8 million for these items.
The Company accrued $0.7 million for the present value of contractual payments due to a former member of the board of directors who was not re-elected to the board at the December 1997 annual shareholders meeting.
The Company  accrued $0.6 million as  restructuring  charges for Bally Gaming and Systems.
The Company recorded a $1.6 million charge for final settlement of litigation related to the acquisition of BGII.

Consolidated

Total revenues for the year ended June 30, 1999 were approximately $458.2 million, an increase of 10% compared to revenues of $417.4 million in the prior year. The increase is due primarily to the increases in revenues at the Bally Gaming and Systems, Route Operations and Casino Operations business units, partially offset by the decrease in revenues at the Wall Machines and Amusement Games business unit.

Cost of revenues for the year ended June 30, 1999 were approximately $288.5 million, an increase of 12% compared to costs of $256.5 million in the prior year. The increase is due primarily to the increases in costs at the Bally Gaming and Systems, Route Operations and Casino Operations business units, partially offset by the decrease in costs at the Wall Machines and Amusement Games business unit. Cost of revenues as a percentage of total revenues increased slightly to 63% from 62% in the prior year period.

Selling, general and administrative expenses for the year ended June 30, 1999 were approximately $104.1 million, an increase of 21% compared to costs of $86.3 million in the prior year. This increase was due to the increases in expenses at all of the business units, an increase in corporate administrative costs, principally higher payroll and related expenses, and a higher provision for doubtful receivables.

Research  and  development   costs  for  the  year  ended  June  30,  1999  were
approximately $17.2 million, an increase of 9% compared to costs of $15.8 million in the prior year. This increase was due to an increase in costs at the Bally Gaming and Systems and the Wall Machines and Amusement Games business units to develop and support a greater number of products.

Depreciation   and   amortization   for  the  year  ended  June  30,  1999  were
approximately $23.1 million, a slight increase of 1% compared to depreciation and amortization of $22.8 million in the prior fiscal year. This increase was due primarily to an increase in amortization of deferred financing costs and an increase in depreciation at the Route Operations and Casino Operations business units, mostly offset by a decrease in depreciation at the Bally Gaming and Systems and Wall Machines and Amusement Games business units.

Interest Income and Expense and Income Taxes

Net  interest  expense  in the year  ended  June 30,  1999,  increased  to $30.8 million, an increase of 11% compared to the net interest expense of $27.8 million in the prior year. The increase is due primarily to a one-time fee associated with amending the credit agreement, coupled with a higher average amount of debt in the current year, partially offset by lower interest rates.

The Company recorded an income tax provision of $0.8 million in the year ended June 30, 1999, compared to a provision of $3.2 million in the prior year. The current year provision is due primarily to establishing a valuation allowance against deferred tax assets for the Wall Machine and Amusement business unit and domestic state income taxes. At June 30, 1999, the Company had net operating loss carry forwards for federal income tax purposes of approximately $50.5 million which are available to offset future federal taxable income, if any, expiring in the years 2007 through 2014. At June 30, 1999 the Company had foreign tax credit carry forwards of approximately $7.5 million and alternative minimum tax credit (AMT) carry forwards of approximately $1.7 million. Foreign tax credits have expiration dates ranging from 2000 to 2004 unless utilized prior to such time. AMT credits are available to be carried forward indefinitely and may be utilized against regular U.S. corporate tax to the extent it does not exceed computed AMT calculations. In addition, approximately $6.7 million and $2.0 million of the net operating loss carryforwards cannot be utilized until fiscal year 2000 and 2001, respectively, pursuant to Section 382 of the Internal Revenue Code.

1998 Compared with 1997

Bally Gaming and Systems

For the year ended June 30, 1998, Bally Gaming and Systems reported revenues of $109.6 million, a decrease of 19%, compared to revenues of $134.7 million in the prior year. The decrease is due primarily to a 26% decrease in shipments of new gaming machines to approximately 13,400 units compared to shipments of approximately 18,200 in the prior year. The volume decline resulted primarily from customers delaying purchase until the upgraded products were made available in March 1998 and a lower number of new casino openings compared to the prior year. By market segment, Bally Gaming and System's unit sales for the current year consisted of approximately 3,300 units to the Nevada and Atlantic City markets, 6,600 units to international markets and 3,500 units to riverboats, Native American and other domestic markets. Bally Gaming and Systems reported revenues from the sale of new gaming machines of $68.9 million, a decrease of 29%, compared to $96.7 million in the prior year due to lower unit volume and a 3% decrease in the average selling prices of new machines due to a higher percentage of international sales which tend to be lower priced. Bally Gaming and Systems reported revenues from SDS game monitoring unit sales of $22.0 million, a decrease of 1%, compared to revenues of $22.3 million in the prior year period. These revenues resulted primarily from shipments to new installations such as Casino Windsor, John Ascuaga's Nugget, Flamingo Hilton-Laughlin and Harrah's Cherokee Smokey Mountain.

For the year ended June 30, 1998, gross profit margins improved to 44% from 37% in the prior year period. The gross margin improvement resulted primarily from a greater proportion of higher margin SDS 6000 game monitoring unit sales and lower provisions for inventory obsolescence in the current year period. Bally Gaming and Systems reported operating income of $5.2 million, a decrease of 51%, compared to operating income of $10.6 million in the prior year period. The operating income decrease resulted primarily from lower revenues and higher selling, general and administrative expenses, principally a $6.0 million increase in research and development, partially offset by the gross margin improvement.

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

Route Operations

For the year ended June 30, 1998, the Route Operations business unit reported total revenues of approximately $148.5 million, an increase of 17%, compared to revenues of $127.0 million in the prior year. Revenues from the Nevada route operations increased to approximately $127.4 million or 18% over the prior year. This improvement was attributable to an increase in the average net win per gaming machine per day of 3% to $53.70 from $52.40 in the prior year and an increase in the weighted average number of gaming machines during the current year of 14% to 6,460 units as compared to 5,660 units in the prior year. Gamblers' Bonus, a cardless slot players club and player tracking system, continued to have a favorable impact on the net win per day. As of June 30, 1998, the Gamblers' Bonus product was installed in over 2,000 gaming machines at approximately 180 locations statewide or 30% of its installed base of gaming machines. Revenues from route operations in Louisiana improved to $21.1 million, an increase of 12% compared to the prior year. This increase was the result primarily of an improvement in the net win per gaming machine per day of 4% to $77.40 from $74.10 in the prior year and a 7% increase in the average number of machines to 750 from 700 in the prior year.

For the year ended June 30, 1998, cost of revenues for Route Operations totaled $114.6 million, an increase of 20% compared to costs of $95.7 million in the prior year. As a percentage of revenues, costs of revenues increased to 77% from 75% in the prior year. Cost of revenues for the Nevada route operations increased, as a percent of related revenues, to 79% from 77% in the prior year. The increase was due primarily to lower margins on new and renewed locations (due to competitive pressures) and higher payroll benefit costs coupled with an increase in direct labor costs associated with the recent contracts taken over from other route operators. Costs of revenues for route operations in Louisiana, as a percent of related revenues, remained relatively flat at 64% between periods as the increase in costs were in line with the increase in revenues. Cost of route revenues for Route Operations includes rents under both space lease and revenue sharing arrangements, gaming taxes and direct labor including payroll taxes and benefits.

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

Unusual Items

During the year ended June 30, 1998, the Company recorded the following unusual items:
The Company settled a dispute with Alpha Hospitality and General Electric Credit Corporation concerning certain customer notes receivable on which the Company had certain recourse obligations. The Company contributed $2.5 million to the final settlement with the holder of the notes, and reversed $6.0 million of reserves previously established for these recourse obligations. In addition, as part of the settlement the Company became the sole owner of approximately 566,000 shares of Alpha Hospitality common stock, which trades on the NASDAQ Small Cap market. Pursuant to the limitations provided for in the settlement agreement, the Company has sold 235,000 shares of Alpha Hospitality through June 30, 1998.
As a result of settling a dispute over the exclusive use of certain technologies and changes in gaming regulations, the Company evaluated the cash flow of certain of its technology assets, in accordance with the provisions of Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," and determined certain items met the definition of having become impaired. During the year ended June 30, 1998 the Company recorded write-downs totaling $2.8 million for these items.
The Company accrued $0.7 million for the present value of contractual payments due to a former member of the board of directors who was not re-elected to the board at the December 1997 annual shareholders meeting.
The Company accrued $0.6 million as restructuring charges for Bally Gaming and Systems.
The Company recorded a $1.6 million charge for final settlement of litigation related to the acquisition of BGII.

During the year ended June 30, 1997, the Company incurred $0.7 million in unusual items related primarily to separation costs of Alliance personnel subsequent to the BGII acquisition.

Consolidated

Total revenues for the year ended June 30, 1998 were approximately $417.4 million, a decrease of 6% compared to revenues of $445.1 million in the prior year. The decrease is primarily due to the decreases in revenues at the Bally Gaming and Systems and Wall Machines and Amusement Games business units, partially offset by the increases in revenues at the Route Operations and Casino Operations business units.

Cost of revenues for the year ended June 30, 1998 was approximately $256.5 million, a decrease of 5% compared to costs of $270.9 million in the prior year. This decrease is due to the decreases in costs at the Bally Gaming and Systems and Wall Machines and Amusement Games business units, partially offset by increases in costs at the Route Operations and Casino Operations business units. Cost of revenues as a percentage of total revenues increased slightly to 62% from 61% in the prior year period.

Selling, general and administrative expenses for the year ended June 30, 1998 were approximately $86.3 million, a decrease of 13% compared to costs of $99.5 million in the prior year. This decrease is due to the decreases in expenses at the Bally Gaming and Systems, Wall Machines and Amusement Games and Route Operations business units, a decrease in corporate administrative costs, principally lower payroll and related expenses, and a lower provision for doubtful receivables, partially offset by an increase in expenses at the Casino Operations business unit.

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

High Leverage; Ability to Service Debt, Liquidity

After the completion of the Refinancing, the Company has a substantially increased amount of indebtedness. As of June 30, 1999 the aggregate outstanding principal amount of the Company's long-term indebtedness including current maturities was $318.7 million. The Company also has available to it up to $43.1 million in unborrowed capacity under the Revolving Credit Facility. The Company had a net capital deficiency at June 30, 1999 of $30.4 million.

The Company's credit facility and indenture contain a number of significant covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries to dispose of assets, incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests (as defined) or subordinated indebtedness, issue or sell equity interests of the Company's subsidiaries (as defined), engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. There can be no assurance that such restrictions will not adversely affect the Company's ability to finance its future operations or capital needs or engage in other business activities that may be in the interest of the Company. In addition, the bank credit facility also requires the Company to maintain compliance with certain financial ratios. The ability of the Company to comply with such ratios may be affected by events beyond the Company's control. A breach of any of these covenants or the inability of the Company to comply with the required financial ratios could result in a default under the bank credit facility. In the event of any such default, the lenders under the new credit facility could elect to declare all borrowings outstanding under the bank credit facility, together with accrued interest and other fees, to be due and payable, to require the Company to apply all of its available cash to repay such borrowings or to prevent the Company from making debt service payments on the Senior Subordinated Notes, any of which would be an event of default under the Senior Subordinated Notes. If the Company were unable to repay any such borrowings when due, the lenders could proceed against their collateral. If the indebtedness under the bank credit facility or the Notes were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay such indebtedness in full.

Due to the low amount of consolidated EBITDA (as defined) earned by the Company in the December 1998 quarter, the Company did not meet the financial covenants in the bank credit facility. The Company and the banks amended the current and future financial maintenance covenants in the bank credit facility effective December 31, 1998. The Company is in compliance with such amended covenants, but no assurance can be given that the Company will continue to meet the amended covenants in the future.

The Company's obligations to make principal and interest payments on outstanding indebtedness, and to comply with the covenants in the Indenture and the agreements governing borrowings under the bank credit facility, will have several important effects on its future operations including the following: (i) the portion of the Company's cash flow from operations which will be dedicated to the payment of principal and interest on its indebtedness will not be available for other purposes; (ii) certain of the Company's borrowings are at variable rates of interest, which could result in higher expense in the event of increases in interest rates; (iii) the Company may be more vulnerable to downturns in its business or in the general economy and may be restricted from making acquisitions, introducing new technologies or exploiting business opportunities; and (iv) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, general corporate or other purposes may be impaired. Additionally, the Company's ability to meet its debt service obligations and to reduce its total debt will be dependent upon the Company's future performance, which will be subject to general economic and regulatory conditions and to financial, business and other factors affecting the operations of the Company, many of which are beyond its control.

No assurance can be given that the Company will be able to generate the cash flow necessary to permit the Company to meet its fixed charges and repayment obligations. Any inability of the Company to service its fixed charges and repayment obligations would have a significant adverse effect on the Company.

Operating History--Recent Losses

The Company incurred net losses of $57.3 million (including $61.0 million of costs related to the Refinancing) for the fiscal year ended June 30, 1998 and $8.8 million for the year ended June 30, 1999. There can be no assurance that the Company will be profitable, and that it will not incur unusual or non-recurring charges, in the future.

Competition

Bally Gaming and Systems. The market for gaming machines is extremely competitive, and there are a number of established, well-financed and well-known companies producing machines that compete with each of Bally Gaming and Systems product lines in each of Bally Gaming and Systems markets. The domestic market for gaming machines is dominated by a single competitor, International Game Technology ("IGT"), with a number of smaller competitors in the field. In addition, certain technology-oriented companies have recently entered or may enter the gaming machine market. Management believes that some of these competitors have greater capital resources than the Company. Competition among gaming machine manufacturers, particularly with respect to sales of gaming machines into new and emerging markets, is based on competitive customer pricing and financing terms, appeal to the player and quality of the product, and having an extensive distribution and sales network. Sales to established casinos in Nevada normally require completion of a successful trial period for the machines in the casino.

The competition for the computerized monitoring systems currently consists of IGT, Casino Data Systems and, to a lesser extent, Acres Gaming, Inc., Gaming Systems International, Inc., Mikohn Gaming Corporation and Logical Solutions International. Competition is keen in this market due to the number of providers and the limited number of casinos and the jurisdictions in which they operate. Pricing, product feature and function, accuracy, and reliability are all main factors in determining a provider's success in selling its system. Bally Gaming and Systems believes the future success of its operations will be determined by its ability to bring new and innovative products to the marketplace while at the same time maintaining the base of loyal existing customers.

Wall Machines and Amusements Games. Germany's wall machine manufacturing industry is dominated by Bally Wulff and two of its competitors. Management believes these three entities collectively account for more than 90% of the entire market for wall machines (which exists almost exclusively in Germany). Bally Wulff's two major competitors have greater resources than the Company and own and operate a significant number of arcades, which gives them a competitive advantage arising from a built-in market for their games and the ability to test market new games in their own arcades. In addition, wall machines compete for floor space in arcades with non-payout entertainment machines, which have gathered an increasing amount of the space in arcades. These machines are not subject to the strict German licensing requirements governing wall machines. Bally Wulff has not fully participated in the non-payout entertainment machine market.

The wall machine industry is subject to a number of regulations which are currently being reviewed by the German legislature. The outcome of this review and whether it will be favorable or unfavorable to Bally Wulff cannot be predicted at this time. The potential for changes in these regulations is currently having a negative demand on the market.

Route Operations. The competition for obtaining and renewing route contracts in Nevada is high and continues to intensify. Such competition has, over time, reduced the Company's gross profit margins for such operations. In addition, such competition has required the Company to provide financial incentives to retain or obtain certain route locations. Such incentives include long-term lease commitments, guarantees of leases in favor of owners of local establishments, substantial promotional allowances and advance deposits, payments of lease rentals in advance and loans for buildings and tenant-improvement costs. Notwithstanding the Company's business strategy of emphasizing profitability rather than market share, the future success of the Company's Route Operations will continue to be dependent to some extent on its ability and willingness to provide such financial inducements. Although the Company has historically generated sufficient new route contracts to offset the loss of old route contracts, due to increased competition, the increased sophistication and bargaining power of customers and possibly other factors not yet known, there can be no assurance that the Company will be able to obtain new route contracts or renew or extend its route contracts upon their expiration or termination, or that, if renewed or extended, the terms will be as favorable to the Company. In Louisiana, the Company's Route Operations at the racetrack and OTBs compete with various truck stops and locations with liquor licenses throughout the New Orleans area, as well as riverboat gaming and one land-based casino which is scheduled to re-open in New Orleans in October 1999.

Casino Operations. The operation of casinos is also a highly competitive business. The principal competitive factors in the industry include the quality and location of the facility, the nature and quality of the amenities and customer services offered and the implementation and success of marketing programs. In Sparks, Nevada, the principal competition for the Company's operations comes from larger casinos focusing on the local market. The Company's Rainbow Casino in Vicksburg, Mississippi faces intense direct competition from other gaming facilities serving this market. Competition from casinos in nearby locations may also be reducing the market from which Vicksburg casinos draw most of their patrons. Moreover, additional potential gaming sites remain in and around Vicksburg and Sparks; some of these sites may be closer to larger population centers and, if developed, might enjoy a competitive advantage over the Company's casinos. Lady Luck Gaming Corporation owns a site in Vicksburg and may develop a project that would include a dockside casino, hotel and related amenities. Previously, Horseshoe Gaming, LLC had announced a casino hotel and auto racing complex on the Big Black River which is between Vicksburg and Jackson, Mississippi. The legality of that site for gaming is currently in litigation. At this time management does not know which, if any, of these sites will be developed. Both of these projects will be contingent on several factors including regulatory approval and financing.

Product Development

The future success of the Company depends to a large extent upon its ability to design, manufacture and market technologically sophisticated and entertaining products that achieve high levels of player acceptance. The development of a successful new product or product design by a competitor could adversely affect sales of the Company's products and force it to attempt to respond quickly with its own competing products. Response speed is lower in jurisdictions requiring product approvals prior to commercialization. The Company's plans with respect to the introduction of more sophisticated technology into the electronic gaming machine market are designed to lead to an increase in market share and profitability for the Company. However, there is no assurance that any such products will be developed, or that if developed they will receive necessary regulatory approvals or be commercially successful. Although the Company is developing a number of new products, there can be no guarantee of commercial acceptance of any of its products.

The gaming industry is employing new technology in many new areas, and the Company and its competitors continue to file for patents protecting such technologies. Although the Company is not aware of any patent violations, there can be no assurances that patents currently pending may be determined to have infringed upon an existing patent held by a third party.

Bally Gaming and Systems has recently deployed new products that are placed in casinos and earn recurring revenues and cash flows. The amount of revenues earned is dependent upon the earning power of the game. The games will likely have a shorter life than more traditional games and the Company will have to continue to design and deploy successful games to maintain this stream of revenues. There can be no assurance that the games recently deployed will be successful or that the Company will be able to design and deploy new recurring revenue games.

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

Management believes that customer financing terms and leasing have become an increasingly important competitive factor for the Bally Gaming and Systems and Wall Machine and Amusement Games business units, respectively. Competitive conditions sometimes require Bally Gaming and Systems to grant extended payment terms on gaming machines, systems and other gaming equipment, especially for sales in emerging markets. While these financings are normally collateralized by such equipment, the resale value of the collateral in the event of default may be less than the amount financed. Accordingly, the Company has greater exposure to the financial condition of its customers in emerging markets than had historically been the case in established markets like Nevada and Atlantic City. Bally Wulff provides customer financing for approximately 20% of its sales and also provides lease financing to its customers. Lease terms are generally for six months, but are also available for terms up to 43 months.

Foreign Operations

The Company's business in foreign markets is subject to the risks customarily associated with such activities. These risks include fluctuations in foreign currency exchange rates and controls, expropriation, nationalization and other economic, tax and regulatory policies of local governments as well as the laws and policies of the United States affecting foreign trade and investment. Bally Gaming and Systems has $24.7 million of receivables from countries outside of the United States most of which are denominated in U.S. dollars. The Company does not generally enter into foreign exchange contracts to hedge its exposure to foreign exchange rate fluctuations.

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

During the past twelve months, the regulations governing the conduct of gaming for route locations in Nevada have been modified. While the Company believes such regulations will not significantly impact its operations or financial results, no assurance can be given that future changes in regulations will not be enacted that would negatively impact operations or financial results.

The Company's business is dependent on regulatory requirements. For example, recurring demand exists for Bally Wulff's products because German regulations limit the permissible use of wall machines to a period of four years. A change in applicable regulations could adversely affect the market for the Company's products and services.

The Company currently has an agreement with Fair Grounds Corporation, Jefferson Downs Corporation and Finish Line Management Corporation to be the exclusive operator of video poker machines at the only racetrack and ten associated OTBs in the greater New Orleans area. On November 5, 1996 voters in Louisiana approved a proposition to eliminate video poker in one of the seven parishes in which the Company operates gaming machines in OTBs in the greater New Orleans area. These operations also depend on the financial viability of the racetrack and the OTBs, which is beyond the control of the Company. See "Business--Gaming Regulations and Licensing".

Additionally, there can be no assurance that any regulatory agency will not enact new rules or change regulations that would negatively impact the Company's ability to operate or its financial results.

Gaming Taxes and Value Added Taxes

Gaming operators are typically subject to significant taxes and fees in addition to corporate and state income taxes, and such taxes and fees are subject to increase at any time. Any material increase in these taxes or fees, which could occur prospectively or retroactively, would adversely affect the Company. Sales of Bally Wulff's products in Germany are generally subject to value added taxes ("V.A.T."). During fiscal 1999, Bally Wulff increased the amount of tax reserves by $0.6 million (to a total reserve of $2.0 million) as a result of developments in ongoing quadrennial audits of Wulff's tax returns for the years 1988 through 1996. The German tax authorities have proposed preliminary adjustments of $2.0 million, which has been accrued. The German tax authorities have not yet issued the final assessment from their quadrennial audits. The government in the German State of North Rhine Westphalia modified its regulations to permit local municipalities to independently impose additional taxes on gaming machine operators beginning January 1, 1999. In the past, the imposition of tax rate increases has adversely affected Bally Wulff's sales. There can be no assurance that municipalities will not impose new taxes or raise existing taxes in the future.

The Company pays and expects to continue to pay substantial taxes and fees in Nevada, Louisiana and Mississippi and expects to pay substantial taxes and fees in any other jurisdiction in which it conducts gaming operations. There can be no assurance as to future increases in taxation on gaming operations.

Change of Control

Upon the occurrence of a Change of Control (as defined), each holder of the Senior Subordinated Notes may require the Company to repurchase the Senior Subordinated Notes held by such holder at 101% of the principal amount thereof, plus accrued interest to the date of repurchase. The bank credit facility prohibits the Company from purchasing any Senior Subordinated Notes, and provides that the occurrence of certain change of control events with respect to the Company would constitute a default thereunder. In the event of a change of control, the Company must offer to repay all borrowings under the bank credit facility or obtain the consent of its lenders under the credit agreement to the purchase of Senior Subordinated Notes. If the Company does not obtain such a consent or repay such borrowings, the Company will remain prohibited from purchasing Senior Subordinated Notes. In such case, the Company's failure to repurchase tendered Senior Subordinated Notes would constitute a default under the indenture, which, in turn, would constitute a default under the new credit facility. There can be no assurance that the Company will have the financial ability to purchase the Senior Subordinated Notes upon the occurrence of a change of control. There can be no assurance that the Company will be able to comply with all of its obligations under the new credit facility, the indenture, and its other indebtedness upon the occurrence of a change of control.

Currency Rate Fluctuations

The company derives revenues from its non-U.S. subsidiaries, all of which revenues are denominated in their local currencies, and their results are affected by changes in the relative values of non-U.S. currencies and the U.S. dollar. Most of the currencies in countries in which the Company has foreign operations weakened versus the U.S. dollar in 1998 and 1999, which resulted in assets and liabilities denominated in local currencies being translated into fewer dollars. The average currency rate changes for the year ended June 30, 1998 resulted in an unfavorable impact on consolidated revenues of approximately $12.2 million or 3% and on operating income of $1.6 million or 4%. However, the average currency rate changes for the year ended June 30, 1999 resulted in a favorable impact on consolidated revenues of approximately $2.1 million and on operating income of $0.1 million. The Company does not currently utilize hedging instruments.

Market risks

During the normal course of business the Company is routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest and currency rate movements, collectibility of accounts and notes receivable, and recoverability of residual values on leased assets. The Company constantly assesses these risks and has established policies and practices designed to protect against the adverse effects of these and other potential exposures. Although the Company does not anticipate any material losses in these risk areas, no assurances can be made that material losses will not be incurred in these areas in the future.

The Company has performed a sensitivity analysis of its financial instruments which consist of the Company's cash and cash equivalents and debt. The Company has no derivative financial instruments. In performing the sensitivity analysis, the Company defines risk of loss as the hypothetical impact on earnings, resulting from changes in the market interest rates or currency exchange rates.

The results of the sensitivity analysis at June 30, 1999, are as follows:

Interest Rate Risk:

The Company had total debt as of June 30, 1999 of $318.7 million, of which $137.7 million of borrowings under the Term Loan Facilities and $12.9 million of borrowings on the Revolving Credit Facility are at a floating rate based on LIBOR and $19.3 million of German borrowings on revolving credit facilities are at a floating rate based on the Eurodeutschmark borrowing rate. If the LIBOR and Eurodeutschmark rates were each to increase or decrease by 100 basis points, with all other factors remaining constant, earnings would decrease or increase by approximately $1.7 million on a pre-tax basis, all other factors remaining constant.

Foreign Currency Exchange Rate Risk:

The Company has subsidiaries with the following functional currencies: German Deutschemark, Australian Dollar and South African Rand, although the only subsidiaries currently with material amounts of assets, liabilities and revenues are in Germany. If the German deutschemark declined 10% against the U.S. dollar, there would be a corresponding decrease in earnings reported in the consolidated group, when compared to the equivalent level of German deutschemark earnings, of approximately $0.2 million. Such a change in the German deutschemark would result in an immaterial transaction loss, but would result in a charge to accumulated other comprhensive loss, which is a component of stockholder's equity, of approximately $6.0 million, all other factors remaining constant.

Estimates

The Company's financial statements are prepared using estimates and assumptions that effect the reported amounts of assets and liabilities. Actual results may differ from these estimates either favorably or unfavorably, which may impact future results.

ITEM 7A. QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7 of this Report- "Risk Factors- Currency Rate Fluctuations and Market Risks."

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this report:                            Page

1.    Financial Statements:

      Independent Auditors' Report                                        F-1

      Consolidated Balance Sheets as of June 30, 1998 and 1999            F-2

      Consolidated Statements of Operations for the Years Ended
        June 30, 1997, 1998 and 1999                                      F-3

      Consolidated  Statements of Stockholders' Equity (Deficiency)
        for the Years Ended June 30, 1997, 1998 and 1999                  F-4

      Consolidated  Statements  of Cash Flows for the Years Ended
        June 30, 1997, 1998 and 1999                                      F-5

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

4.3 First Amendment and Consent among Alliance Gaming Corporation, Bally Wulff Vertriebs GmbH, Bally Wulff Automaten GmbH and various lenders, and Credit Suisse First Boston, dated August 31, 1998 (incorporated herein by reference to the Company's annual report on Form 10-K dated June 30, 1998).

4.4 Second Amendment and Consent among Alliance Gaming Corporation, Bally Wulff Vertriebs GmbH, Bally Wulff Automaten GmbH and various lenders, and Credit Suisse First Boston, dated January 27, 1999 (incorporated herein by reference to the Company's quarterly report on Form 10-Q dated December 30, 1998).

4.10 Rights Agreement dated as of March 9, 1998 between the Company and American Stock Transfer & Trust Company (incorporated herein by reference to Form 8-A dated March 10, 1998).

4.11 First Amendment to the Rights Agreement dated as of September 15, 1998 between the Company and American Stock Transfer & Trust Company (incorporated herein by reference to the Company's annual report on Form 10-K dated June 30, 1998).

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

10.29 Letter Agreement, dated as of July 16, 1994, among United Gaming, Inc., Rainbow Casino Corporation, John A. Barrett, Jr. and Leigh Seippel, consented to by HFS Gaming Corporation (incorporated herein by reference to Alliance's Form 8-K dated August 11, 1994).

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

10.55 1991 Incentive Plan of Bally Gaming International, Inc. (incorporated herein by reference to exhibit 10(iii)(a) included in BGII's Registration Statement No.33-42227 on Form S-1, effective November 8,
           1991).*

10.56      Amendment  No. 1  to  the  1991   Incentive   Plan  of  Bally  Gaming
           International, Inc. effective February 6, 1993 (incorporated herein by reference to exhibit 10(iii)(b) included in BGII's Registration Statement No. 33-42227 on Form S-1 effective November 1, 1991).*

10.57 Amendment No. 2 to 1991 Incentive Plan of Bally Gaming International, Inc. (incorporated herein by reference to exhibit 99(e) included in BGII's Registration Statement No. 33-71154 on Form S-3 filed on November 1, 1993).*
Exhibit
Number     Description

10.58 Amendment No 3 to 1991 Incentive Plan of Bally Gaming International, Inc. (incorporated by reference to Annex III of S-4 registration statement No. 333-01527).*

10.59 1991 Non-Employee Directors' Option Plan of Bally Gaming International, Inc. (incorporated herein by reference to exhibit 10(iii)(f) included in BGII's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).*

10.60 Amendment No. 1 to the 1991 Non-Employee Directors' Option Plan of Bally Gaming International, Inc. (incorporated herein by reference to exhibit 10(iii)(g)included in BGII's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).*

10.61 Amendment No. 2 to the 1991 Non-Employee Directors' Option Plan of Bally Gaming International, Inc. (incorporated by reference to S-4 registration statement No. 333-01527).*

10.62 Amendment No. 3 to the 1991 Non-Employee Directors' Option Plan of Bally Gaming International, Inc. (incorporated by reference to Annex IV of S-4 registration statement No. 333-01527).*

10.64 Bally Gaming International, Inc. 1994 Stock Option Plan for Non-employee Directors, as amended (incorporated herein by reference to exhibit 10(iii)(k) included in BGII's Annual Report on Form 10-K for the period ended December 31, 1994).*

10.65      Employment   Agreement   between  Hans  Kloss  and  Alliance   Gaming
           Corporation dated July 1, 1998 (incorporated herein by reference).*

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

10.79 Amendment Number 1 to the agreement between the Company and Kirkland Investment Corporation dated July 1, 1997 (incorporated herein by reference to the Company's Annual Report on Form 10-K dated June 30
           1997).
Exhibit
Number     Description

10.80      Employment  Agreement,  dated July 1, 1997  between  the  Company and
           Robert L. Miodunski. (incorporated by reference to the Company quarterly report on Form 10-Q for March 31, 1998).*

10.81 Employment Agreement, dated July 1, 1997 between the Company and John Hudson (incorporated herein by reference).*

21         Subsidiaries of the Registrant.

23.1       Consent of KPMG LLP

27.1       Financial Data Schedule

27.2       Restated Financial Data Schedule

*     Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K:

      There were no reports filed on Form 8-K for the three months ended June 30, 1999.

(c) See Item 14(a)(3) above.

(d) See Item 14(a)(2) above.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE GAMING CORPORATION                       DATED:   September  27, 1999


By    /s/ Morris Goldstein
      --------------------
      Morris Goldstein,
      Director, President and Chief
      Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Name                      Title                         Date


/s/ Morris Goldstein       Director, President and Chief      September 27, 1999
--------------------       ExecutiveOfficer (Principal
Morris Goldstein           Executive Officer)



/s/ Scott D. Schweinfurth  Sr. Vice  President, Treasurer     September 27, 1999
-------------------------  and Chief  Financial Officer
Scott D. Schweinfurth      (Principal Financial and
                           Accounting Officer)



/s/ Jacques Andre          Director                           September 27, 1999
-----------------
Jacques Andre


/s/ Anthony DiCesare       Director                           September 27, 1999
--------------------
Anthony DiCesare


/s/ Michael Hirschfeld     Director                           September 27, 1999
----------------------
Michael Hirschfeld


/s/ Joel Kirschbaum        Director                           September 27, 1999
-------------------
Joel Kirschbaum


/s/ David Robbins          Director and Chairman of the       September 27, 1999
-----------------          Board
David Robbins

                                INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Alliance Gaming Corporation:

We have audited the accompanying consolidated balance sheets of Alliance Gaming Corporation and Subsidiaries as of June 30, 1998 and 1999 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the years in the three-year period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Gaming Corporation and Subsidiaries as of June 30, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999, in conformity with generally accepted accounting principles.




                                                      KPMG LLP





Las Vegas, Nevada
August 11, 1999

                        ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                              (In 000's except share amounts)

                                           ASSETS
                                                       June 30,       June 30,
                                                         1998           1999
                                                        ------         ------
Current assets:
  Cash and cash equivalents                             $23,487       $16,930
   Accounts and notes receivable, net of allowance
     for doubtful accounts of $11,932 and $12,705        93,459        92,665
   Inventories, net of reserves of $6,797 and $7,077     42,418        46,138
   Other current assets                                  11,711        11,423
                                                        -------       -------
      Total current assets                              171,075       167,156
                                                        -------       -------

Long-term notes receivable, net of allowance for
  doubtful accounts of  $1,109 and $991                   7,931         5,782
Leased gaming equipment, net of accumulated
  depreciation of $4,020 and $5,111                       7,325        10,981
Property, plant and equipment, net of accumulated
  depreciation and amortization of $46,090 and $51,68    77,905        74,159
Excess of costs over net assets of acquired
  businesses, net of accumulated amortization of
  $3,199 and $4,604                                      59,952        57,593
Intangible assets, net of accumulated amortization
  of $13,358 and $18,351                                 26,732        26,854
Deferred tax assets, net of valuation allowance          11,467         8,982
Other assets, net of reserves of $3,488 and $3,468        4,450         4,800
                                                        -------       -------
                                                       $366,837      $356,307

                          LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable                                      $10,477       $17,372
  Accrued liabilities                                    39,122        39,196
  Current maturities of long term debt                    1,996         1,927
                                                         ------        ------
      Total current liabilities                          51,595        58,495
                                                        -------       -------
Term loan facilities                                    137,800       134,096
Senior Subordinated Notes due 2007, net                 149,245       149,298
Other long term debt, less current maturities            36,912        33,385
Other liabilities                                        12,718         9,458
                                                        -------        ------
      Total liabilities                                 388,270       384,732
                                                        -------       -------

Minority interest                                         2,315         1,983

Commitments and contingencies
Stockholders' deficiency:
  Special Stock, 10,000,000 shares authorized:
     Series E, $100 liquidation value; 137,317 shares
     and 153,802 shares issued and outstanding           13,732        15,380
  Common Stock, $.10 par value; 50,000,000 shares
     authorized, 9,178,000 shares and 9,791,000 shares
     issued                                               3,212           979
  Treasury stock, at cost, 85,300 shares                      -          (522)
  Additional paid-in capital                            122,980       129,991
  Accumulated other comprehensive loss                  (13,946)      (15,986)
  Accumulated deficit                                  (149,726)     (160,250)
                                                       --------      --------
      Total stockholders' deficiency                    (23,748)      (30,408)
                                                       ---------     --------
                                                        $366,837     $356,307
                                                        ========     ========

                See accompanying notes to consolidated financial statements.

                        ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                            (In 000's, except per share amounts)

                                                     Years Ended June 30,
                                                 1997        1998        1999
                                                ------      ------      ------
Revenues:
    Gaming equipment and systems              $134,734    $109,597    $127,810
    Wall machines and amusement games          131,934      98,611      90,834
    Route operations                           127,028     148,507     175,854
    Casino operations                           51,450      60,657      63,682
                                               -------     -------     -------
                                               445,146     417,372     458,180
                                               -------     -------     -------
Costs and expenses:
      Cost of gaming equipment and systems      84,496      61,684      69,721
      Cost of wall machines and amusement games 68,426      54,241      54,035
      Cost of route operations                  95,716     114,645     137,692
      Cost of casino operations                 22,269      25,930      27,011
      Selling, general and administrative       99,520      86,318     104,104
      Research and development costs             9,954      15,778      17,190
  Depreciation and amortization                 22,606      22,838      23,104
  Unusual items                                    700        (325)          -
                                                ------     --------  ---------
                                               403,687     381,109     432,857
                                               -------     -------     -------

Operating income                                41,459      36,263      25,323

Other income (expense):
    Interest income                              1,620         813         549
    Interest expense                           (23,626)    (28,600)    (31,385)
    Rainbow royalty                             (4,722)       (587)          -
    Rainbow royalty buyout                           -     (19,000)          -
    Minority interest                           (1,092)     (2,002)     (2,053)
    Other, net                                     139       1,025        (431)
                                                 -----     -------      -------

Income (loss) before income taxes               13,778     (12,088)     (7,997)
Income tax provision                            (7,993)     (3,185)       (830)
                                               --------    --------     -------

Net income (loss) before extraordinary item      5,785     (15,273)     (8,827)
Extraordinary loss, without tax benefit             -      (42,033)            -
                                              --------     --------    ---------
Net income (loss)                                5,785     (57,306)     (8,827)

Special Stock dividends                        (11,264)     (3,551)     (1,697)
Premium on repurchase/redemption of Series
  B Special Stock                                 (710)    (16,553)          -
                                                ------      ------      ------
Net loss applicable to common shares           $(6,189)   $(77,410)   $(10,524)
                                               ========   =========   =========

Basic and diluted loss per share:
  Loss before extraordinary item                $(0.68)     $(3.87)     $(1.09)
  Extraordinary loss                                -        (4.60)         -
                                                 -----       -----       -----
   Net loss                                     $(0.68)     $(8.47)     $(1.09)
                                                ======      ======      ======


Basic and diluted weighted average common
  shares outstanding                             9,092       9,142       9,665
                                                 =====       =====       =====



                See accompanying notes to consolidated financial statements.

                        ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                         (In 000's)

                                                                                                                         Total
                                                                                                Accumulated              Stock-
                                                                                    Additional     Other                holders'
                                        Common Stock        Series E     Treasury    Paid-in   Comprehensive  Accum.     Equity
                                     Shares     Dollars   Special Stock   Stock      Capital      Income     Deficit  (Deficiency)
                                     ------     -------   ----------      -----     -------      ------    ---------   ---------
Balances at June 30, 1996            31,763   $   3,176   $  11,316        --       139,031        (287)  $ (83,390)  $  69,846

Net income                             --          --          --          --          --          --         5,785       5,785
Shares issued upon exercise of
  options                                92           9        --          --           281        --          --           290
Adjustments to acquisition
  consideration                          (3)       --          --          --           (12)       --          --           (12)
Special Stock dividends                --          --         1,052        --          --          --       (11,264)    (10,212)
Special Stock repurchase premium       --          --          --          --          (710)       --          --          (710)
Foreign currency translation
  adjustment                           --          --          --          --          --       (11,432)       --       (11,432)
                                     ------      ------    --------       -----     -------      ------     -------     -------
Balances at June 30, 1997            31,852       3,185      12,368        --       138,590     (11,719)    (88,869)     53,555

Net loss                               --          --          --          --          --          --       (57,306)    (57,306)
Shares issued upon exercise of
   options                              250          25        --          --           830        --          --           855
Special Stock dividends                --          --         1,479        --          --          --        (3,551)     (2,072)
Conversion of Series E Special
   Stock to common stock                 20           2        (115)       --           113        --          --          --
Special Stock redemption premium       --          --          --          --       (16,553)       --          --       (16,553)
Foreign currency translation
   adjustment                          --          --          --          --          --        (2,227)       --        (2,227)
                                     ------      ------    --------       -----     -------      ------     -------     -------

Balances at June 30, 1998            32,122       3,212      13,732        --       122,980     (13,946)   (149,726)    (23,748)

Net loss                               --          --          --          --          --          --        (8,827)     (8,827)
1-for-3.5 reverse common stock
   split                            (22,916)     (2,291)       --          --         2,291        --          --          --
Shares issued upon exercise of
   options and warrants                 585          58        --          --         4,720        --          --         4,778
Special Stock dividends                --          --         1,648        --          --          --        (1,697)        (49)
Repurchases of common stock for
  treasury                             --          --          --          (522)       --          --          --          (522)
Foreign currency translation
  adjustment                           --          --          --          --          --        (2,040)       --        (2,040)
                                     ------      ------    --------       -----     -------      ------     -------     -------
Balances at June 30, 1999             9,791   $     979   $  15,380   $    (522)  $ 129,991   $ (15,986)  $(160,250)  $ (30,408)
                                     ======     ========  =========     =======   =========    ========    ========    ========


                See accompanying notes to consolidated financial statements.

                        ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (In 000's)

                                                       Years Ended June 30,
                                                  1997        1998        1999
                                                 ------      ------      ------
Cash flows from operating activities:
  Net income (loss)                             $ 5,785    $(57,306)   $ (8,827)
   Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities:
    Depreciation and amortization                22,606      22,838      23,104
    Amortization of debt discounts                  807          44          52
    Extraordinary item                                -      42,033           -
    Write down of other assets                    1,075       2,329         828
    Loss on sale of assets                        1,233         133         225
    Provision for losses on (recovery of)
     receivables                                  9,059      (7,194)      3,174
    Other                                          (651)        (51)     (1,171)
  Change in  operating  assets and  liabilities,
   net of  effects of  businesses acquired:
    Accounts and notes receivable                (4,601)      1,946      (1,553)
    Inventories                                  (6,898)     (9,221)    (13,649)
    Other current assets                         (1,549)     (3,012)       (429)
    Accounts payable                             (1,970)     (3,793)      6,940
    Accrued liabilities                            (760)      2,594        (139)
                                                  -----      ------      ------
     Net cash provided by (used in) operating
      activities                                 24,136      (8,660)      8,555
                                                -------      ------      ------

Cash flows from investing activities:
  Additions to property, plant and equipment    (13,257)    (15,541)    (11,755)
  Proceeds from disposal of property, plant
    and equipment                                   254          55         356
  Proceeds from sale/leaseback transaction            -           -       5,240
  Additions to other long-term assets            (8,574)     (9,633)     (5,943)
     Net cash used in investing activities      (21,577)    (25,119)    (12,102)
                                                -------     -------     -------

Cash flows from financing activities:
  Conversion/refinancing fees and expenses            -     (32,752)          -
  Capitalized debt issuance costs                     -     (11,456)          -
  Proceeds from long-term debt                        -     303,734           -
  Reduction of long-term debt                    (6,774)   (179,747)     (5,089)
  Net change in credit lines                    (11,578)     25,398      (2,077)
  Repurchase/redemption of Series B Special
    Stock                                        (3,879)    (77,568)          -
  Purchase of common stock for treasury               -           -        (522)
  Proceeds from exercise of stock options and
    warrants                                        767         855       4,778
                                                  -----       -----      ------
     Net cash provided by (used in) financing
       activities                               (21,464)     28,464      (2,910)
                                                -------     -------      ------

  Effect of exchange rate changes on cash          (228)       (122)       (100)
                                                 ------      ------      ------
  Cash and cash equivalents:
     Decrease for year                          (19,133)     (5,437)     (6,557)
     Balance, beginning of year                  48,057      28,924      23,487
                                                 ------      ------      ------
     Balance, end of year                       $28,924     $23,487     $16,930
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

                          Years Ended June 30, 1997, 1998 and 1999

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND DESCRIPTION OF BUSINESS

      Description of business

      Alliance Gaming Corporation ("Alliance" or the "Company") is a diversified, worldwide gaming company that (i) designs, manufactures and distributes gaming machines and computerized monitoring systems for gaming machines, (ii) owns and manages a significant installed base of gaming machines, (iii) owns and operates two regional casinos and (iv) in
      Germany, designs, manufactures and distributes wall-mounted gaming machines and distributes third-party manufactured amusement games.

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

      Cash and cash equivalents

      Cash equivalents consist of highly liquid debt instruments purchased with an original maturity of three months or less at the date of purchase and are carried at cost, which approximates market value. Also, includes $14.4 million $15.4 and million at June 31, 1998 and 1999 which is utilized in Casino and Route Operations which is held in vaults, cages or change banks. The Company maintains restricted amounts to ensure availability of funds to pay progressive jackpot liabilities which at June 30, 1999 totaled approximately $0.3 million.

      Inventories

      Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Cost elements included for work-in-process and finished goods include raw materials, freight, direct labor and manufacturing overhead.

      Inventories, net of reserves, consist of the following at June 30, 1998 and 1999:

                                                 1998        1999
                                                ------      ------
                                                     (In 000's)
            Raw materials                      $12,075     $16,676
            Work-in-process                      2,668       2,057
            Finished goods                      27,675      27,405
                                                ------      ------
              Total inventories                $42,418     $46,138
                                               =======     =======

      Property, plant and equipment and leased gaming equipment

      Property, plant and equipment are stated at cost and depreciated over the estimated useful lives or lease terms, if less, using the straight line method as follows: buildings and improvements, 30-50 years; gaming equipment, 3-7 years; furniture, fixtures and equipment, 3-10 years; and leasehold improvements, 5-20 years. Leased gaming equipment is stated at cost and depreciated over estimated useful lives ranging from 3-4 years.

      Significant   replacements  and   improvements   are  capitalized;   other
      maintenance and repairs are expensed. The cost and accumulated depreciation of assets retired or otherwise disposed of are eliminated from the accounts and any resulting gain or loss is credited or charged to income as appropriate.

      Property, plant and equipment consists of the following at June 30, 1998 and 1999:

                                                          1998        1999
                                                         ------      ------
                                                             (In 000's)
      Land and land improvements                        $21,058     $21,195
      Buildings and leasehold improvements               29,926      31,537
      Gaming equipment                                   50,341      47,751
      Furniture, fixtures and equipment                  22,670      25,362
      Less accumulated depreciation and amortization    (46,090)    (51,686)
                                                        -------     -------
        Total property, plant and equipment, net        $77,905     $74,159
                                                        =======     =======

      Excess of costs over net assets of acquired businesses

      The excess of the cost over the fair value of net assets of acquired businesses is generally amortized on the straight-line method over a period of 40 years.

      Intangible assets

      Intangible assets consist primarily of costs associated with the acquisition of location leases which are capitalized and amortized over the expected life of the leases, ranging from one to 24 years, with an average life of approximately 6 years, and deferred issuance costs for financings which are amortized over the life of the related financing.

      Accrued liabilities

      Accrued liabilities consists of the following at June 30, 1998 and 1999:

                                                 1998        1999
                                                ------      ------
                                                      (In 000's)
            Payroll and related costs          $ 9,150     $11,887
            Interest                             8,782       8,352
            Professional and consulting fees     3,569       2,476
            Sales, use and income taxes          3,380       4,098
            Deferred revenues                    1,654       2,194
            Litigation settlement                2,000           -
            Other                               10,587      10,189
                                                ------      ------
               Total accrued liabilities       $39,122     $39,196
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

      Revenue recognition

      The Company sells gaming equipment and systems on normal credit terms (90 days or less), or over terms of generally up to 36 months or more or through payments from net winnings of the machines until the purchase price is paid. Revenue from sales of gaming machines and amusement games is normally recognized at the time products are shipped and title has passed to the customer. Revenue from sales of software included in computerized monitoring systems is recognized at the time the system is accepted by the customer, which normally coincides with installation of the equipment. Revenue from sales of hardware included in computerized monitoring systems is recognized at the time the product is shipped.

      The Company's Bally Gaming and Systems business unit earns revenus from recurring revenue sources which consist of revenues related to the operations of the multi-site linked progressive jackpot systems, the operation of gaming machines at customer locations, exclusive of route operations, the revenues from gaming machines owned by the Company and placed in a casino on a daily lease or rental basis and revenues from computer monitoring system maintenance and support services. Revenue is normally recognized based on the Company's share of coins wagered, on its share of net winnings, or on the lease or rental rate. Revenues from computer monitoring system maintenance and support services are recognized monthly over the life of the respective maintenance contracts.

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

      During the year ended June 30, 1998, the Company recorded the following unusual items:

      The Company settled a dispute with Alpha  Hospitality and General Electric
          Credit Corporation concerning certain customer notes receivable on which the Company had certain recourse obligations. The Company contributed $2.5 million to the final settlement with the holder of the notes, and reversed $6.0 million of reserves previously established for these recourse obligations. In addition, as part of the settlement the Company became the sole owner of approximately 566,000 shares of Alpha Hospitality common stock which trades on the NASDAQ Small Cap market. Pursuant to the limitations provided for in the settlement agreement, the Company has sold 440,000 shares of Alpha Hospitality through June 30, 1999.
      As a result of settling a dispute over the exclusive use of certain technologies and changes in gaming regulations, the Company evaluated the cash flow of certain of its technology assets, in accordance with the provisions of Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," and determined certain items met the definition of having become impaired. During the year ended June 30, 1998 the Company recorded write-downs totaling $2.8 million for these items.
      The Company accrued $0.7 million for the present value of contractual payments due to a former member of the board of directors who was not re-elected to the board at the December 1997 annual shareholders meeting.
      The Company accrued $0.6 million as restructuring charges for Bally Gaming and Systems.
      The Company recorded a $1.6 million charge for final settlement of litigation related to the acquisition of BGII.

      During the year ended June 30, 1997 the Company incurred unusual charges of $0.7 million related primarily to separation costs of Alliance personnel subsequent to the BGII acquisition.

      Foreign currency translation

      The functional currency of the Company's foreign subsidiaries is their local currency. Assets and liabilities of foreign operations are translated into U.S. dollars at the rate of exchange at the end of the period, and the income and expense accounts are translated at the average rate of exchange for the period. Translation adjustments are reflected as a separate component of stockholders' deficiency. Gains and losses on foreign currency transactions are included in the accompanying consolidated statements of operations.

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

      Loss per share of common stock

      In February 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which supersedes APB Opinion No. 15. This statement replaces primary EPS with basic EPS, and generally requires dual presentation of basic and diluted EPS. For the year ended June 30, 1997, the basic EPS does not differ from the primary EPS and dilutive EPS does not differ from the basic EPS because for this period the Company reported a net loss which would result in anti-dilution.

      Under FAS No. 128, basic and diluted earnings per share are computed based on the weighted average number of shares of Common Stock outstanding. The following computation of basic and diluted loss per share from continuing operations, extraordinary loss and loss applicable to common shares is as follows:

                                                  Fiscal Year ended June 30,
                                                            1997 (a)
                                                   Net
                                                 Income     Average
                                                 (Loss)      Shares      EPS
                                                 ------      ------     -----
                                                 (In 000's except share data)
         Basic EPS
         Net income before extraordinary item    $ 5,785
         Preferred stock dividend                (11,264)
         Premium on repurchase/redemption
             of  Series B Special Stock             (710)
                                                   -----      -----     ------
         Loss before extraordinary item           (6,189)     9,092     $(0.68)
         Extraordinary loss                           --         --         --
                                                   -----      -----     ------
         Loss applicable to common shares        $(6,189)     9,092     $(0.68)
         Effect of dilutive securities                          --         --
                                                              -----     ------
         Diluted EPS                             $(6,189)     9,092     $(0.68)
                                                 =======      =====     =======

      (a) The restatement of the Basic and Dilutive EPS for this period resulted in no change to the amounts previously reported.

                                                   Fiscal Year ended June 30,
                                                            1998
                                                    Net    Average
                                                   Loss    Shares        EPS
                                                  ------   ------       -----
                                                  (In 000's except share data)
         Basic EPS
         Net loss before extraordinary item     $(15,273)
         Preferred stock dividend                 (3,551)
         Premium on repurchase/redemption
             of  Series B Special Stock          (16,553)
                                                  ------     -----      ------
         Loss before extraordinary item          (35,377)    9,142      $(3.87)
         Extraordinary loss                      (42,033)    9,142       (4.60)
                                                 -------     -----       -----
         Loss applicable to common shares       $(77,410)    9,142      $(8.47)
         Effect of dilutive securities                          --          --
                                                             -----      ------
         Diluted EPS                            $(77,410)    9,142      $(8.47)
                                                ========     =====      ======

                                                     Fiscal Year ended June 30,
                                                               1999
                                                    Net     Average
                                                   Loss     Shares        EPS
                                                  ------    ------       -----
                                                   (In 000's except share data)
         Basic EPS
         Net loss before extraordinary item      $(8,827)
         Preferred stock dividend                 (1,697)
         Premium on repurchase/redemption
             of Series B Special Stock                --
         Loss before extraordinary item          (10,524)    9,665      $(1.09)
                                                 -------     -----      ------
         Extraordinary loss                           --        --          --
                                                 -------     -----      ------
         Loss applicable to common shares       $(10,524)    9,665      $(1.09)
         Effect of dilutive securities                          --          --
                                                             -----      ------
         Diluted EPS                            $(10,524)    9,665      $(1.09)
                                                ========     =====      ======

      The following securities were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented:

                                              Fiscal Years ended June 30,
                                          1997           1998           1999
                                         ------         ------         ------
                                                       (in 000's)
      Stock options                       1,328          1,553          1,483
      Warrants                            2,891          2,891          2,294
      Convertible preferred stock           583            667            747
                                          -----          -----          -----
                                          4,802          5,111          4,524
                                          =====          =====          =====
      Adjusted for application of the
        treasury stock method               170            579             -
                                          =====          =====           ====

      Fair value of financial instruments

      The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts at June 30, 1999 for the Company's financial instruments approximate fair value.



2.    RECEIVABLES

      The Gaming Equipment and Systems and Wall Machines and Amusement Games business units grant customers payment terms under contracts of sale.
      These contracts are generally for terms of one to three years, with interest at prevailing rates, and are generally collateralized by the related equipment sold, although the value of such equipment, if repossessed, may be less than the receivable balance outstanding. See "Concentration of Credit Risk". The Company's Nevada route operations from time to time makes loans to location operators for build-outs, tenant improvements and initial operating expenses, which are generally secured by the personal guarantees of the operators and the locations' assets. The majority of the loans bear interest rates between 8% to 10.5% and are expected to be repaid over a period of time not to exceed the life of the revenue sharing arrangement and have due dates ranging from September 1999 to September 2008.

      The following table represents, at June 30, 1999, scheduled collections of accounts and notes receivable (net of allowances for doubtful accounts) by fiscal year:

                                Years ending June 30,
                                     (In 000's)
             2000     2001     2002     2003     2004  Thereafter  Total
             ----     ----     ----     ----     ----  ----------  -----
            $92,665  $3,856   $1,174    $253     $196     $303    $98,447
            =============================================================


3.    DEBT, LINES OF CREDIT AND REFINANCING TRANSACTION

      Long-term debt and lines of credit at June 30, 1998 and 1999 consisted of the following:

                                                           1998         1999
                                                          ------       ------
                                                               (In 000's)
      10 % Senior Subordinated Notes due 2007, net of
         unamortized discount of  $755 and $702          $149,245     $149,298
      Term loan facilities:
         Tranche B Term Loan                               74,438       72,380
         Tranche C Term Loan                               39,700       38,744
         Delayed Draw Term Facility                        25,000       24,372
      Revolving credit facility                            34,971       32,200
      Other, secured by related equipment                   2,599        1,712
                                                          -------      -------
                                                          325,953      318,706
      Less current maturities                               1,996        1,927
                                                          -------      -------
      Long-term debt, less current maturities            $323,957     $316,779
                                                         ========     ========

      In August 1997 the Company effected a series of related transactions (the "Refinancing"). The Refinancing consisted of the private placement of $150.0 million of Senior Subordinated Notes and the closing of $230.0 million of bank financing. The bank financing provides for (i) term loans in the aggregate amount of up to $140.0 million, comprised of a $75.0 million tranche with a 7 1/2-year term (the "Tranche B Term Loan"), a $40.0 million tranche with an 8-year term (the "Tranche C Term Loan"), and a $25.0 million tranche with a 7 1/2-year term (the "Delayed Draw Term Facility" and together with the Tranche B Term Loan and the Tranche C Term Loan, the "Term Loan Facilities"); and (ii) a $90.0 million revolving credit facility (the "Revolving Credit Facility") with a 6-year term. Each of these credit facilities is a variable rate borrowing in accordance with a credit grid. The interest rates at the highest level of the credit grid and maturity dates are as follows:


                                           Initial            Maturity
                                            Rate                Date
                                           ------              ------
            Tranche B Term Loan          LIBOR + 3.25%    January 31, 2005
            Tranche C Term Loan          LIBOR + 3.50%       July 31, 2005
            Delayed Draw Term Facility   LIBOR + 3.25%    January 31, 2005
            Revolving Credit Facility    LIBOR + 2.75%       July 31, 2003

      The  Revolving  Credit  Facility  also  allows  for  German   Deutschemark
      borrowings at the Eurodeutschemark rate plus 2.75% (or 5.4% at June 30, 1999).

      As part of the Refinancing, the Company used the proceeds of the Senior Subordinated Note offering, together with borrowings under the Revolving Credit Facility, the Term Loan Facilities and cash on hand to fund (a) the repurchase at a premium of substantially all of the Company's 12 7/8% Senior Secured Notes plus accrued interest to August 8, 1997 totaling $183.7 million, (b) the redemption at liquidation value of all of the Company's Series B Special Stock on September 8, 1997 totaling $77.6 million, (c) the purchase from HFS Gaming Corporation ("HFS") of the right to receive royalty payments based on revenues of the Rainbow Casino for $19.0 million (the "Rainbow Royalty Buyout"), (d) the repayment of related debt owed to an HFS affiliate, National Gaming Mississippi, Inc. ("NGM"), on August 12, 1997 totaling $7.3 million, (e) repayment of amounts outstanding under the domestic and foreign revolving lines of credit and
      (f) the payment of transaction fees and expenses totaling $16.5 million. At June 30, 1999, borrowings under the $90.0 million Revolving Credit
      Facility totaled $32.2 million, of which $19.3 million were German Deutschemark borrowings. Based on the terms of the Revolving Credit Facility, the Company would have been able to borrow an additional $43.1 million as of June 30, 1999. The borrowing base for the revolving credit facility includes eligible receivables and inventory (as defined).

      The bank facility is collateralized by substantially all domestic property and is guaranteed by each domestic subsidiary of the U.S. Borrower and German Subsidiaries (both as defined), other than the entity which holds the Company's interest in its Louisiana operations and other non-material subsidiaries (as defined), and secured by both a U.S. and German Pledge Agreement (both as defined). The bank facility contains a number of maintenance covenants and it and the indenture have other significant covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries to dispose of assets, incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests (as defined) or subordinated indebtedness, issue or sell equity interests of the Company's subsidiaries (as defined), engage in mergers or acquisitions, or engage in certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities. In the quarter ended December 31, 1998, the Company did not meet certain covenants in the credit agreement. The Company and the banks have amended the current and future financial maintenance covenants in the bank facilty effective December 31, 1998 such that the Company is in compliance with such covenants. As of June 30, 1999 the Company is in compliance with these covenants. The Company is also in compliance with the operational covenants contained in the indenture for the Senior Subordinated Notes.

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

      Maturities of long-term debt, for each of the five fiscal years ending subsequent to June 30, 1999 are as follows:

                               Years ending June 30,
                                     (In 000's)
             2000     2001     2002     2003     2004  Thereafter  Total
             ----     ----     ----     ----     ----  ----------  -----
            $1,927   $1,927   $2,114   $14,156  $56,138 $242,444 $318,706
            =============================================================


4.    STOCKHOLDERS' EQUITY, OPTIONS,  WARRANTS AND RIGHTS

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

      In June 1996, the Company completed an offering of 200,000 shares of its 15% Non-Voting Senior Pay-in-Kind Special Stock, Series B (the "Series B Special Stock"). The Series B Special Stock was also issued as part of the consideration in the BGII acquisition. During fiscal year 1997 the Company repurchased a total of 18,000 shares of Series B Special Stock at a premium to their carrying value of $0.7 million. As discussed in Note 3, on September 8, 1997 the Company redeemed all of the outstanding shares of Series B Special Stock at their liquidation price of $100 per share, plus accrued dividends. The Company recorded non-cash dividends in the form of additional shares of Series B Special Stock totaling $2.0 million for year ended June 30, 1998.

      In June 1996, the Company issued 113,160 shares of Series E Special Stock to certain holders of the Company's 7 1/2% Convertible Subordinated Debentures who elected to receive such stock in lieu of receiving common stock. The holders of shares of Series E Special Stock have no voting rights except as required by law. Each share of Series E Special Stock accrued cumulative dividends until June 18, 1999 at an annual rate of 111/2%, payable quarterly in cash or, at the Company's option, in additional shares of Series E Special Stock. The Company elected to make all dividend payments in additional shares of Series E Special Stock. After July 1, 1999, the last dividend payment date, the total shares of Series E Special Stock outstanding was 158,224, convertible into approximately 769,000 shares of common stock. The Series E Special Stock is convertible into common stock at a conversion price of $20.58 per share (equivalent to a conversion rate of approximately 4.859 shares of common stock per share of Series E Special Stock), subject to adjustment under certain circumstances, and has a $100 liquidation preference per share. During July 1999, 106,053 shares of Series E Special Stock were converted into approximately 520,000 shares of common stock.

      Stock Option Plans

      In 1984, the Company created an Employee Stock Option Plan (the "1984 Plan") that provides for the issuance of up to 571,000 shares of common stock to Company employees and directors. Generally, options are granted at the fair market value of the Company's Common Stock at the date of the grant and are exercisable over ten years.

      In 1992, the Company created the 1991 Long Term Incentive Plan (the "1991 Plan") that, as amended, provides for the issuance of up to 857,000 shares of common stock to Company employees and directors. Generally, options are granted at the fair market value of the Company's Common Stock at the date of the grant and are exercisable over five to ten years.

      In April 1997 the Company's shareholders approved the 1996 Long-Term Incentive Plan (the "1996 Plan") which provides for the issuance of up to 857,000 shares of common stock to Company employees, directors and designated paid consultants. Generally, options are granted at the fair value of the Company's common stock at the date of grant and are exercisable over five to ten years.

      On August 29, 1996, the Board of Directors repriced the exercise price of previously issued, unexercised options for substantially all current employees and directors to $12.0312 per share which was the closing price of the Company's common stock on the closing date of the BGII acquisition, June 18, 1996. The closing price of the Company's common stock on August 29, 1996 was $8.75.

      Transactions involving stock options are summarized as follows:

                                    Options Outstanding
                                                                Weighted-Average
                                                  Shares         Exercise Price
                                                 --------        --------------
        Balance, June 30, 1996                    767,381           $19.36
        ----------------------
              Granted                           1,064,662            12.25
              Exercised                          (26,239)             5.78
              Canceled                          (486,857)            20.90
                                                ---------            -----
        Balance, June 30, 1997                  1,318,947            13.44
        ----------------------
              Granted                             419,115            15.30
              Exercised                          (71,453)            13.30
              Canceled                          (114,095)            24.33
                                                ---------            -----
        Balance, June 30, 1998                  1,552,514            13.20
        ----------------------
              Granted                             228,914             7.67
              Exercised                          (13,596)            15.76
              Canceled                          (284,944)            12.30
        Balance, June 30, 1999                  1,482,888           $12.50
        ----------------------                  =========           ======

        Exercisable at June 30, 1999            1,126,940           $12.64
                                                =========           ======

      At June 30, 1999, the range of exercise prices for options outstanding was $3.94 to $22.31. The weighted average remaining contractual life, by range of exercise price, for options outstanding and exercisable at June 30, 1999 is as follows:

                           Options Outstanding          Options Exercisable
                           -------------------          -------------------
                      Weighted-Avg.                     Weighted-Avg.
        Range of       Remaining        Outstanding     Remaining    Outstanding
   Exercise Prices   Contractual Life      Shares   Contractual Life    Shares
   ---------------   ----------------      ------   ----------------    ------
   $3.94 - $5.00        4.87               61,644          4.88        23,402
   $5.01 - $10.00        3.74              177,622          3.16        81,482
  $10.01 - $15.00        3.68            1,014,218          3.65       864,467
      over $15.01        2.62              229,404          2.16       157,589
                                          --------                    --------
              All        3.57            1,482,888          3.43     1,126,940
                                         =========                   =========

      The Company accounts for its stock-based employee compensation awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price on date of grant, no compensation expense is recognized. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net loss applicable to common shares would have increased from a loss of $6.2 million (or $0.68 per share) to $8.3 million (or $0.91 per share) on a pro forma basis for the year ended June 30, 1997, from a loss of $77.4 million (or $8.47 per share) to $79.3 million (or $8.67 per share) on a pro forma basis for the year ended June 30, 1998 and from a loss of $10.5 million (or $1.09 per share) to $12.4 million (or $1.29 per share) on a pro forma basis for the year ended June 30, 1999. The pro forma net loss reflects only options granted in 1997, 1998 and 1999. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period, generally three years, and compensation cost for options granted prior to July 1, 1995 is not considered.

      The per share weighted-average fair value of stock options granted during 1997, 1998 and 1999 was $1.43, $1.71 and $2.74 respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1997, 1998 and 1999: expected dividend yield of 0%, risk free interest rates ranging from 3.9% to 6.5%, a volatility factor of .51, .69 and .62 for 1997, 1998 and 1999, respectively, and expected lives varying from 3 to 10 years.

      Warrants

      Upon closing of a private placement of debt and a $5.0 million equity investment by Kirkland-Ft. Worth Investment Partners, L.P. ("Kirkland") on September 21, 1993, the Company issued warrants to purchase up to 785,714 shares of Common Stock at $5.25 per share to Kirkland which expire September 21, 1999. Under the same terms, the Company issued warrants to purchase 357,143 and 8,571 shares of Common Stock to Gaming Systems Advisors, L.P. ("GSA") and L.H. Friend, Weinress & Frankson, Inc. ("Friend"), respectively. Under certain circumstances the expiration date on a portion of the above warrants may be extended. Pursuant to employment agreements, the holders of approximately 400,000 of the warrants can extend the expiration date of their warrants until June 30, 2002 by paying an aggregate of approximately $1.1 million in cash or foregoing cash bonuses of an equal amount prior to September 21, 1999. All of these warrants became exercisable one year after the grant dates and vest in three equal increments only after the market price of the Common Stock reaches $38.50, $45.50 and $52.50. The Company also issued warrants to purchase 142,857 and 71,429 shares of Common Stock at $28.875 per share to the initial purchasers of the private placement debt; Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") and Oppenheimer & Co., Inc. ("Oppenheimer"), respectively, each of which expire on September 21, 1999. During the year ended June 30, 1996, in connection with the commencement of employment with the Company, the then Board Chairman and then Vice-Chairman were each granted warrants to purchase 71,429 shares of common stock on the same terms as the Kirkland warrants described above except that such warrants expire on September 21, 2000. At the completion of the BGII acquisition, GSA was issued an additional 714,286 warrants on the same terms as the original warrants issued to Kirkland described above, except with an expiration date of June 18, 2002. During the financing stage of the BGII acquisition, Cerberus Partners L.P. and certain affiliates of Canyon Partners, Inc. were issued warrants to purchase 71,429 shares of Common Stock at $17.50 per share which expire on August 31, 2002. None of the warrants granted to Kirkland, GSA, Friend, and the former Board members were exercisable at June 30, 1999.

      Share Repurchase Plan

      In January 1999 the Company's Board of Directors approved a share repurchase plan for up to 1.18 million shares of its Common Stock. Under the plan, subject to price and market conditions, purchases of shares will be made from time to time during calendar 1999 in the open market or in privately negotiated transactions using available cash financing. As of June 30, 1999, the Company had repurchased 85,300 shares of common stock at a cost of $522,500. The Company intends to use the acquired common stock to satisfy obligations pursuant to the exercise of stock options under the Company's stock option plan.

      At June 30, 1999, shares of the Company's Common Stock were reserved for future issuance as follows:

         Shares underlying stock options issued or
            issuable under the 1984 Plan                          28,000
         Shares underlying stock options issued or
            issuable under the 1991 Plan                         835,000
         Shares underlying stock options issued or
            issuable under the 1996 Plan                         854,000
         Shares  underlying all warrants issued (a)            2,294,000
         Shares  underlying Series E Special Stock issued (b)    769,000
                                                               ---------
               Total                                           4,780,000
                                                               =========

        (a) Approximately 1,366,000 of these warrants expired unexercised on September 21, 1999.
        (b) Approximately 520,000 shares of common stock were issued in July 1999 upon conversion of Series E Special Stock.

      Reverse Stock Split

      On January 14, 1999 the Company's Board of Directors announced a one-for-three-and-one-half reverse stock split of its Common Stock effective February 1, 1999. The effects of the reverse split were to reduce the authorized number of common shares from 175.0 million to 50.0 million and to decrease the number of shares of Common Stock outstanding from 34.3 million to 9.8 million. In connection with the reverse split, the share number, exercise price and the trigger prices, as applicable, for the Company's stock options and warrants were proportionately adjusted. In lieu of fractional shares resulting from the reverse split, stockholders received a cash payment from the sale of the aggregate fractional shares on the open market. The reverse split also impacted the conversion ratio on the Company's Series E Special Stock. Each share of Series E Special Stock is now convertible into 4.859 shares of Common Stock instead of 17.007 shares. All share and per share data included in these financial statements have been restated to reflect the reverse split.

      Stockholder Rights Plan

      In February 1998, the Company's Board of Directors adopted a Stockholder Rights Plan ("Plan"). The Plan is designed to preserve the long-term value of the shareholders' investment in the Company. Pursuant to the Plan, each shareholder received a distribution of one Right for each share of the Company's outstanding common stock of record on March 12, 1998. Each Right expires on March 12, 2008, and entitles the holder to purchase one one-hundredth (1/100) of a share of a Series F Special Stock for $87.50. Initially the Rights are represented by the Company's common stock certificates and are not exercisable. The Rights become exercisable only after a person or group acquires beneficial ownership of 10% or more of the Company's Common Stock (or 15% if the acquirer is an institutional investor) or publicly announces its intention to commence a tender offer that would result in that beneficial ownership level. Under certain circumstances involving a buyer's acquisition of 10% of the Company's Common Stock (or 15% in the case of an institutional investor), all Rights holders except the buyer will be entitled to purchase Common Stock at half price. If the Company is acquired through a merger, after such an acquisition, all Rights holders except the buyer will be entitled to purchase stock in the buyer at half price. The Company may redeem the rights at $0.0035 at any time before a buyer acquires 10% (or 15% in the case of an institutional investor) of the Company's Common Stock.

5.    INCOME TAXES

      The components of the Company's income tax expense for the years ended June 30, 1997, 1998 and 1999 are as follows:
                                                  1997     1998      1999
                                                  ----     ----      ----
                                                         (In 000s)
            Current tax expense:
                U. S. Federal                   $  225    $    -     $   -
                Foreign                          7,701     2,743        64
                State                              750       568       510
                                                  ----     -----      ----
                                                 8,676     3,311       574
                                                 -----     -----      ----
            Deferred tax expense
                U. S. Federal                        -         -         -
                Foreign                           (683)     (126)      256
                State                                -         -         -
                                                ------    ------    ------
            Total provision for income taxes    $7,993    $3,185    $  830
                                                ======    ======    ======

      A reconciliation of the Company's income tax provision as compared to the tax provision calculated by applying the statutory federal tax rate (35%) to the income (loss) before income taxes for the years ended June 30, 1997, 1998 and 1999 are as follows:
                                                    1997       1998       1999
                                                    ----       ----       ----
                                                            (In 000's)
      Computed expected income tax expense
        (benefit) at 35%                           $4,826   $(18,942)   $(2,799)
      Permanent differences                          (101)      (601)    (1,677)
      Change in valuation allowance                   169     17,613       (591)
      Change in estimates, principally due to changes
        in estimated tax depreciation and NOLs        686         -          -
      State income taxes, net of federal benefit      488        369        332
      Net effect of German operations               1,940        754      1,958
      Expired foreign tax credits                      -       1,770      3,607
      Other, net                                      (15)     2,222         -
                                                   ------     ------     ------
                                                   $7,993     $3,185    $   830
                                                   ======     ======    =======

      The major components of the deferred tax assets and liabilities as of June 30, 1998 and 1999 are presented below:
                                                       1998        1999
                                                      ------      ------
                                                           (In 000's)
         Deferred tax assets:
         Net operating loss carry forwards           $15,254     $17,668
         Foreign tax credit carry forwards            12,816       7,527
         Inventory obsolescence reserves               3,582       3,307
         Bad debt reserves                             2,056       2,697
         Accruals not currently deductible for tax
           purposes                                    4,108       3,373
         Refinancing costs being amortized for tax
           purposes                                   13,125      10,683
         Other                                         7,611       8,170
      Total gross deferred tax assets                 58,552      53,425
      Less:  Valuation allowance                      47,085      44,443
                                                     -------     -------
      Deferred tax assets                            $11,467     $ 8,982
                                                     =======     =======

      Deferred tax liabilities:
         Property and equipment, due principally to
            depreciation  differences                $ 4,762     $ 3,349
         Other                                         5,168       3,580
                                                       -----      ------
      Total gross deferred tax liabilities (a)         9,930       6,929
                                                       -----      ------
      Net deferred tax assets                        $ 1,537     $ 2,053
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

      At June 30, 1999, the Company had net operating loss carry forwards for federal income tax purposes of approximately $50.0 million which are available to offset future federal taxable income, if any, expiring in the years 2007 through 2014. In addition, approximately $6.7 million and $2.0 million of the Company's net operating loss are not deductible until the year ended June 30, 2000 and 2001, respectively pursuant to Section 382 of the Internal Revenue Code. At June 30, 1999 the Company had foreign tax credit carry forwards of approximately $7.5 million and alternative minimum tax credit (AMT) carry forwards of approximately $1.7 million. Foreign tax credits have expiration dates ranging from 2000 to 2004. AMT credits are available to be carried forward indefinitely and may be utilized against regular U.S. corporate tax to the extent it does not exceed computed AMT calculations.

6.    SUPPLEMENTAL CASH FLOW INFORMATION

      The following supplemental information is related to the consolidated statements of cash flows. The Company recorded the following significant non-cash items for the years ended June 30, 1997, 1998 and 1999:


                                                           1997        1998      1999
                                                           ----        ----      ----
                                                             (In 000's)
         Reclassify inventory to property, plant and
           equipment and leased gaming equipment          $ 9,642    $ 4,132    $9,613
         Dividends for Series E and Series B Special
           Stock                                           11,264      3,551     1,697
         Translation rate adjustment                       11,204      2,105     1,940
         Reclassify other assets to property, plant
           and equipment                                    1,818         -        444
         Reclassify receivables to other assets             1,837        540       376
         Deferred gain on sale/leaseback transaction           -          -      1,057
         Reclassify excess costs over net assets of acquired
           business to property, plant and equipment        1,436         -         -


      Payments  for interest  expense in fiscal  years 1997,  1998 and 1999 were
      approximately   $22.5   million,   $19.9   million   and  $31.6   million,
      respectively. Payments for income taxes in fiscal years 1997, 1998 and 1999 were approximately $3.5 million, $7.3 million and $3.3 million, respectively.

7.    COMMITMENTS AND CONTINGENCIES

      Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, or other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

      The Company is obligated under several patent agreements to pay royalties ranging from approximately $25 to $107 per applicable game depending on the components in the gaming machines. Additionally, based on an amendment to the trademark licensing agreement between BGII and Bally Entertainment Corporation dated May 10, 1996, the Company is obligated to pay a royalty on new machines sold or leased after June 18, 1996 of $35 per machine with a minimum annual royalty payment of $1.0 million for the initial five-year term of the amended agreement, which is subject to annual renewals thereafter  at the  option of the  Company.  Royalty  expense  under  this agreement for the years ended June 30, 1997, 1998 and 1999 was $1.0 million. Royalty expense for the Company for the years ended June 30, 1997, 1998 and 1999 was $3.0 million, $2.2 million and $1.9 million, respectively. In addition, the Company has obtained the rights to certain game ideas and intellectual property that call for payment of royalties based on either fixed amounts or variable amounts based on game performance.

      The Company leases office space, equipment, warehouse and repair facilities, Route Operation locations, casino and other locations under non-cancelable operating leases. Certain Route Operation location leases provide only for contingent rentals based upon a percentage of gaming revenue and are cancelable at any time by either party. Future minimum rentals under non-cancelable operating leases at June 30, 1999 are:


                                                  Years ended June 30,
                                                      (In 000's)
                               2000      2001     2002    2003     2004   Thereafter  Total
                               ----      ----     ----    ----     ----   ----------  -----
      Minimum rentals        $13,859   $12,172   $9,634   $6,530   $2,277   $35,295   $79,767
      Total sublease income   (1,088)     (696)    (669)    (570)    (534)   (2,182)   (5,739)
                             ---------------------------------------------------------------
        Net minimum rentals  $12,771   $11,476   $8,965   $5,960   $1,743   $33,113   $74,028
                             ===============================================================



      Operating lease rental expense, including contingent lease rentals, for years ended June 30, 1997, 1998 and 1999 was as follows:
                                      1997          1998        1999
                                      ----          ----        ----
                                                 (In 000's)
      Minimum rentals              $15,126       $15,534     $17,147
      Contingent rentals            70,744        85,915     118,304
                                    ------        ------     -------
                                    85,870       101,449     135,451
      Sublease rental income        (1,606)       (2,136)     (1,574)
                                    ------        ------      ------
                                   $84,264       $99,313    $133,877
                                   =======       =======    ========

      Pursuant to the transactions consummated in March 1995, Rainbow Casino Corporation (RCC), the former owner of 55% of the Rainbow Casino, is now entitled to receive 10% of the net available cash flow after debt service and other items, as defined (which amount increases to 20% of such amount when revenues exceed $35.0 million but only on such incremental amount), for a period of 15 years.

      During fiscal 1999, Bally Wulff increased the amount of tax reserves by $0.6 million (to a total reserve of $2.0 million) as a result of developments in ongoing quadrennial audits of Wulff's tax returns for the years 1988 through 1996. The German tax authorities have proposed preliminary adjustments of $2.0 million, which has been accrued. The German tax authorities have not yet issued the final assessment from their quadrennial audits.

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

8.    CONCENTRATION OF CREDIT RISK

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

      At June 30, 1999 net accounts and notes receivable by region as a percentage of total net receivables are as follows:


                                            Gaming    Wall Machines
                                           Equipment   and Amusement    Route     Casino
                                          and Systems     Games      Operations  Operations    Total
                                          -----------     -----      ----------  ----------    -----
      Germany                                  0.3%        40.2%         -%          -%         40.5%
      Other international jurisdictions       24.7          0.1          -           -          24.8
      Nevada                                  16.1          -           4.4          -          20.5
      Louisiana                                3.0          -            -           -           3.0
      Atlantic City                            2.5          -            -           -           2.5
      Mississippi                              2.4          -            -         0.1           2.5
      Others individually less than 5%         6.2          -            -           -           6.2
                                              ----        ----        ----        ----         -----
                                              55.2%       40.3%        4.4%        0.1%        100.0%
                                              ====        ====        ====         ===         =====

      Receivables from emerging market customers contain increased risk factors compared to receivables at the Bally Wulff entities or other traditional markets for Bally Gaming and Systems.

9.    SEGMENT AND GEOGRAPHICAL INFORMATION

      The Company operates in four business segments: (i) Gaming Equipment and Systems which designs, manufactures and distributes gaming machines and computerized monitoring systems for gaming machines, (ii) Wall Machines and Amusement Games designs, manufactures and distributes wall-mounted gaming machines and distributes third-party manufactured amusement games,
      (iii) Route Operations owns and manages a significant installed base of gaming machines, and (iv) Casino Operations which owns and operates two regional casinos.

      The  tables  below  presents  information  as to the  Company's  revenues,
      operating   income,   identifiable   assets,   capital   expenditures  and
      depreciation and amortization by segment:

                                                    Years Ended June 30,
                                                 1997        1998       1999
                                                 ----        ----       ----
                                                        (In $000's)
        Revenues:
          Gaming Equipment and Systems         $134,734   $109,597   $127,810
          Wall Machines and Amusement Games     131,934     98,611     90,834
          Route Operations                      127,028    148,507    175,854
          Casino Operations                      51,450     60,657     63,682
                                                -------    -------    -------
        Total revenues                         $445,146   $417,372   $458,180
                                               ========   ========   ========

       Intersegment revenues:
         Gaming Equipment and Systems            $1,954     $1,640      $ 751
         Wall Machines and Amusement Games           95        226        413
         Route Operations                             -          -          -
                                                  -----      -----       ----
       Total intersegment revenues               $2,049     $1,866     $1,164
                                                 ======     ======     ======

       Operating income:
        Gaming Equipment and Systems            $10,616    $ 5,238    $ 5,779
        Wall Machines and Amusement Games        23,332     13,094      5,334
        Route Operations                         13,082     16,432     14,586
        Casino Operations                        15,407     18,736     19,348
        Corporate/other                         (20,978)   (17,237)   (19,724)
                                               --------   --------   --------
       Total operating income                   $41,459    $36,263    $25,323
                                                =======    =======    =======

                                               Years Ended June 30,
                                               1997    1998     1999
                                                      (In $000's)
       Identifiable assets:
        Gaming Equipment and Systems           $138,047   $141,167   $153,183
        Wall Machines and Amusement Games       106,176     96,135     87,620
        Route Operations                         54,474     66,659     62,487
        Casino Operations                        41,760     43,980     44,592
        Corporate/other                          11,559     18,896      8,425
                                                -------    -------    -------
       Total identifiable assets               $352,016   $366,837   $356,307
                                               ========   ========   ========

       Capital expenditures:
        Gaming Equipment and Systems             $2,610     $1,769     $2,587
        Wall Machines and Amusement Games         2,091      1,306      1,129
        Route Operations                          5,545      8,336      5,476
        Casino Operations                         2,658      3,980      2,414
        Corporate/other                             353        150        149
                                                -------     ------     ------
       Total capital expenditures               $13,257    $15,541    $11,755
                                                =======    =======    =======

       Depreciation and amortization:
        Gaming Equipment and Systems             $6,055     $5,570     $4,020
        Wall Machines and Amusement Games         6,387      5,567      4,816
        Route Operations                          7,118      8,145     10,274
        Casino Operations                         1,945      2,045      2,324
        Corporate/other                           1,101      1,511      1,670
                                                -------    -------     ------
       Total depreciation and amortization      $22,606    $22,838    $23,104
                                                =======    =======    =======

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

      The  table  below  presents  information  as to  the  Company's  revenues,
      operating   income,   identifiable   assets   capital   expenditures   and
      depreciation and amortization by geographic region:

                                                    Years Ended June 30,
                                              1997         1998          1999
                                              ----         ----          ----
                                                      (In $000's)
       Revenues:
        United States                      $302,142      $305,082     $350,339
        Germany                             142,866       111,279      100,939
        Other foreign                           138         1,011        6,902
                                            -------       -------      -------
       Total revenues                      $445,146      $417,372     $458,180
                                           ========      ========     ========

       Operating income:
        United States                       $19,260       $23,677      $22,329
        Germany                              23,347        13,978        3,451
        Other foreign                        (1,148)       (1,392)        (457)
                                            -------        ------       -----
       Total operating income               $41,459       $36,263      $25,323
                                            =======       =======      =======




                                               Years Ended June 30,
                                               1997    1998     1999

                                                     (In $000's)
       Identifiable assets:
        United States                      $231,634      $252,092     $248,470
        Germany                             117,860       111,559      103,687
        Other foreign                         2,522         3,186        4,150
                                           --------       -------      -------
       Total identifiable assets           $352,016      $366,837     $356,307
                                           ========      ========     ========

       Capital expenditures:
        United States                       $11,137       $14,124      $10,314
        Germany                               2,120         1,372        1,141
        Other foreign                             -            45          300
                                            -------        ------       ------
       Total capital expenditures           $13,257       $15,541      $11,755
                                            =======       =======      =======

       Depreciation and amortization:
        United States                       $15,699       $16,410      $17,437
        Germany                               6,579         5,747        4,998
        Other Foreign                           328           681          669
                                             ------        ------       ------
       Total depreciation and amortization  $22,606       $22,838      $23,104
                                            =======       =======      =======

 10.  INTERIM FINANCIAL INFORMATION (Unaudited)

      Following is the unaudited quarterly results of the Company for the years ended June 30, 1998 and 1999. This information is not covered by the Independent Auditors' Report.

                                                              Quarter
                                              First      Second      Third      Fourth
                                                 (In 000's, except per share data)
                  1998
      Revenues                               $97,971    $106,714   $102,226    $110,461
      Operating income                         7,444      11,442      7,988       9,389
      Net income                             (60,909)      3,346       (731)        988
      Net income (loss) applicable to common
        shares                               (79,862)      2,973     (1,115)        594
      Income (loss) per share                 $(8.78)      $0.33     $(0.12)      $0.06

                  1999
      Revenues                               $98,771    $103,910   $125,733    $129,766
      Operating income (loss)                  6,310      (1,777)     9,678      11,112
      Net income (loss)                       (2,276)     (9,757)     1,191       2,015
      Net income (loss) applicable to common
        shares                                (2,682)    (10,175)       761       1,572
      Income (loss) per share                 $(0.28)     $(1.04)     $0.08       $0.16



11.   CONSOLIDATING FINANCIAL STATEMENTS

      The following consolidating financial statements are presented to provide certain financial information regarding guaranteeing and non-guaranteeing subsidiaries in relation to the Company's Senior Subordinated Notes which were issued in the Refinancing transaction completed in August 1997 (see note 3). The financial information presented includes Alliance Gaming Corporation (the "Parent") and its wholly-owned guaranteeing subsidiaries (together the "Parent and Guaranteeing Subsidiaries"), and the non-guaranteeing subsidiaries Video Services, Inc., United Gaming Rainbow, BGI Australia Pty. Limited, Bally Gaming de Puerto Rico, Inc., and Alliance Automaten GmbH & Co. KG (the subsidiary that holds the Company's German interests) (together the "Non-Guaranteeing Subsidiaries"). The notes to consolidating financial statements should be read in conjunction with these consolidating financial statements.

                                CONSOLIDATING BALANCE SHEETS
                                       June 30, 1998
                                         (In 000's)
                                           ASSETS


                                                                                     Alliance
                                                                                      Gaming
                                              Parent and      Non-                 Corporation
                                             Guaranteeing  Guaranteeing  Elimina-      and
                                             Subsidiaries  Subsidiaries    tions   Subsidiaries
Current assets:
  Cash and cash equivalents                      $ 8,609    $ 14,878   $    -      $  23,487
  Accounts and notes receivable, net              44,757      52,380      (3,678)     93,459
  Inventories, net                                27,957      14,990        (529)     42,418
  Other current assets                             7,998       3,713        -         11,711
                                                  ------      ------      ------     -------
     Total current assets                         89,321      85,961      (4,207)    171,075
                                                 -------      ------      ------     -------
Long-term notes receivable, net                   95,036       1,926     (89,031)      7,931
Leased equipment, net                                  2       7,323        -          7,325
Property, plant and equipment, net                45,052      32,853        -         77,905
Excess of costs over net assets of
  acquired businesses, net                        39,963      19,989        -         59,952
Intangible assets, net                            26,248         484        -         26,732
Investments in subsidiaries                      104,219        -       (104,219)       -
Deferred tax assets                                7,123       4,344        -         11,467
Other assets, net                                 15,330      (5,468)     (5,412)      4,450
                                                 -------      ------    ---------    -------
                                                $422,294    $147,412   $(202,869)   $366,837
                                                ========    ========   ==========   ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable                               $ 7,373     $ 3,104   $    -       $ 10,477
  Accrued liabilities                             26,415      13,705        (998)     39,122
  Current maturities of long-term debt             6,912       3,176      (8,092)      1,996
                                                  ------      ------      -------     ------
     Total current liabilities                    40,700      19,985      (9,090)     51,595
                                                  ------      ------      -------     ------
Term loan facilities                             137,800        -           -        137,800
Senior Subordinated Notes due 2007, net          149,245        -           -        149,245
Other long-term debt, less current
  maturities                                     105,279      20,878    (89,245)      36,912
Other liabilities                                 10,729       2,330        (341)     12,718
                                                 -------      ------      -------    -------
     Total liabilities                           443,753      43,193     (98,676)    388,270
                                                 -------      ------     --------    -------
Minority interest                                  2,315        -           -          2,315
Commitments and contingencies
Stockholders' equity ( deficiency):
  Series E Special Stock                          13,732        -           -         13,732
  Common Stock                                     3,212      17,832     (17,832)      3,212
  Additional paid-in capital                     122,980      68,700     (68,700)    122,980
  Accumulated other comprehensive loss           (13,946)    (14,140)     14,140     (13,946)
  Retained earnings (accumulated deficit)       (149,752)     31,827    (31,801)    (149,726)
                                                --------      ------    --------    --------
    Total stockholders' equity (deficiency)      (23,774)    104,219   (104,193)     (23,748)
                                                 -------     -------   ---------    --------
                                                $422,294    $147,412   $(202,869)   $366,837
                                                ========    ========   ==========   ========


                             See accompanying unaudited notes.

                                CONSOLIDATING BALANCE SHEETS
                                       June 30, 1999
                                         (In 000's)
                                           ASSETS

                                                                                     Alliance
                                                                                      Gaming
                                              Parent and      Non-                 Corporation
                                             Guaranteeing  Guaranteeing  Elimina-      and
                                             Subsidiaries  Subsidiaries    tions   Subsidiaries
Current assets:
  Cash and cash equivalents                      $ 6,065    $ 10,865   $    -     $  16,930
  Accounts and notes receivable, net              46,423      50,917      (4,675)    92,665
  Inventories, net                                30,513      16,154        (529)    46,138
  Other current assets                             8,510       2,913        -        11,423
                                                  ------      ------    --------    -------
     Total current assets                         91,511      80,849      (5,204)   167,156
                                                 -------      ------      -------   -------
Long-term notes receivable, net                   99,961       1,797     (95,976)     5,782
Leased equipment, net                              3,923       7,058        -        10,981
Property, plant and equipment, net                41,880      32,279        -        74,159
Excess of costs over net assets of acquired
  businesses, net                                 38,904      18,689        -        57,593
Intangible assets, net                            26,448         406        -        26,854
Investments in subsidiaries                       86,993        -        (86,993)      -
Deferred tax assets                                4,122       4,860        -         8,982
Other assets, net                                 21,190     (12,197)     (4,193)     4,800
                                                 -------     -------    ---------   -------
                                                $414,932    $133,741   $(192,366)  $356,307
                                                ========    ========   ==========  ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable                               $14,706     $ 2,666   $    -      $ 17,372
  Accrued liabilities                             26,771      13,746      (1,321)    39,196
  Current maturities of long-term debt             6,175       3,299      (7,547)     1,927
                                                  ------      ------      -------    ------
     Total current liabilities                    47,652      19,711      (8,868)    58,495
                                                  ------      ------      -------    ------
Term loan facilities                             134,096        -           -       134,096
Senior Subordinated Notes due 2007, net          149,298        -           -       149,298
Other long-term debt, less current maturities    104,826      24,379     (95,820)    33,385
Other liabilities                                  7,370       2,330        (242)     9,458
                                                  ------      ------      -------    ------
     Total liabilities                           443,242      46,420    (104,930)   384,732
                                                 -------      ------    ---------   -------
Minority interest                                  1,983        -           -         1,983
Commitments and contingencies
Stockholders' equity (deficiency):
  Series E Special Stock                          15,380        -           -        15,380
  Common Stock                                       979      17,832     (17,832)       979
  Treasury stock                                    (522)                              (522)
  Additional paid-in capital                     129,991      68,700     (68,700)   129,991
  Accumulated other comprehensive loss           (15,845)    (16,143)     16,002    (15,986)
  Retained earnings (accumulated deficit)       (160,276)     16,932     (16,906)  (160,250)
                                                --------      ------     -------    --------
    Total stockholders' equity (deficiency)      (30,293)     87,321     (87,436)   (30,408)
                                                 -------      ------    --------    --------
                                                $414,932    $133,741   $(192,366)  $356,307
                                                ========    ========   ==========  ========


                             See accompanying unaudited notes.

                           CONSOLIDATING STATEMENTS OF OPERATIONS

                                  Year ended June 30, 1997
                                         (In 000's)

                                                                                     Alliance
                                                                                      Gaming
                                              Parent and      Non-                 Corporation
                                             Guaranteeing  Guaranteeing  Elimina-      and
                                             Subsidiaries  Subsidiaries    tions   Subsidiaries
Revenues:
  Gaming equipment and systems                  $130,764    $ 11,070    $ (7,100)   $134,734
  Wall machines and amusement games                    -     131,954         (20)    131,934
  Route operations                               108,148      18,880         -       127,028
  Casino operations                               11,738      39,712         -        51,450
                                                 -------     -------      ------     -------
                                                 250,650     201,616      (7,120)    445,146
                                                 -------     -------      ------     -------
Costs and expenses:
  Cost of gaming equipment and systems            82,673       8,796      (6,973)     84,496
  Cost of wall machines and amusement games            -      68,437         (11)     68,426
  Cost of route operations                        83,592      12,124         -        95,716
  Cost of casino operations                        7,528      14,741         -        22,269
  Selling, general and administrative             53,913     45,616          (9)      99,520
  Research and development                         6,701       3,253         -         9,954
  Depreciation and amortization                   13,390       9,216         -        22,606
  Unusual items                                      700           -         -           700
                                                 -------     -------     -------     -------
                                                 248,497     162,183      (6,993)    403,687
                                                 -------     -------     -------     -------
Operating income (loss)                            2,153      39,433        (127)     41,459

Earnings in consolidated subsidiaries             23,624         -       (23,624)        -

Other income (expense):
  Interest income                                  1,635         369        (384)      1,620
  Interest expense                               (21,042)     (2,968)        384     (23,626)
  Rainbow royalty                                      -      (4,722)        -        (4,722)
  Minority interest                               (1,092)        -           -        (1,092)
  Other, net                                         135           4         -           139
                                                   -----       -----      ------      ------
Income before income taxes                         5,413      32,116     (23,751)     13,778

Income tax benefit (provision)                       499      (8,492)        -        (7,993)
                                                   -----      ------     -------      ------
Net income                                         5,912      23,624     (23,751)      5,785
Special Stock dividends                          (11,974)          -           -     (11,974)
                                                 -------     -------     -------     -------
Net income (loss) applicable to common shares   $ (6,062)   $23,624    $(23,751)    $ (6,189)
                                                ========    =======    ========     ========


                             See accompanying unaudited notes.

                           CONSOLIDATING STATEMENTS OF OPERATIONS

                                  Year ended June 30, 1998
                                         (In 000's)

                                                                                     Alliance
                                                                                      Gaming
                                              Parent and      Non-                 Corporation
                                             Guaranteeing  Guaranteeing  Elimina-      and
                                             Subsidiaries  Subsidiaries    tions   Subsidiaries
Revenues:
  Gaming equipment and systems                  $104,141    $ 13,455     $(7,999)   $109,597
  Wall machines and amusement games                    -      98,759        (148)     98,611
  Route operations                               127,424      21,083         -       148,507
  Casino operations                               13,426      47,231         -        60,657
                                                --------     -------    --------     -------
                                                 244,991     180,528      (8,147)    417,372
                                                 -------     -------      ------     -------
Costs and expenses:
  Cost of gaming equipment and systems            60,154       9,555      (8,025)     61,684
  Cost of wall machines and amusement games            -      54,389        (148)     54,241
  Cost of route operations                       101,052      13,593         -       114,645
  Cost of casino operations                        8,278      17,652         -        25,930
  Selling, general and administrative             47,066      39,252         -        86,318
  Research and development                        12,739       3,039         -        15,778
  Depreciation and amortization                   14,181       8,657         -        22,838
  Unusual items                                     (370)         45         -          (325)
                                                  ------     -------    --------      ------
                                                 243,100     146,182      (8,173)    381,109
                                                 -------     -------      ------     -------
Operating income                                   1,891      34,346          26      36,263

Earnings in consolidated subsidiaries             22,844         -       (22,844)       -

Other income (expense):
  Interest income                                  1,339         418        (944)        813
  Interest expense                               (27,581)     (1,963)        944     (28,600)
  Rainbow royalty                                  4,884      (5,471)        -          (587)
  Rainbow royalty buyout                         (19,000)        -           -       (19,000)
  Minority interest                               (2,002)        -           -        (2,002)
  Other, net                                       1,136        (111)        -         1,025
                                                  ------       ------  ---------      -------
Income (loss) before income taxes                (16,489)     27,219     (22,818)    (12,088)
Income tax (provision) benefit                     1,190      (4,375)        -        (3,185)
                                                  ------      -------  ---------      -------
Net income (loss) before extraordinary item      (15,299)     22,844     (22,818)    (15,273)
Extraordinary loss, without tax benefit          (42,033)          -          -      (42,033)
                                                 -------      ------ ----------    ---------
Net income (loss)                                (57,332)     22,844     (22,818)    (57,306)

Special Stock dividends                           (3,551)        -           -        (3,551)
Premium on repurchase of Series B Special Stock  (16,553)        -           -       (16,553)
                                                 -------      ------     -------     -------
Net income (loss) applicable to common shares   $(77,436)    $22,844    $(22,818)   $(77,410)
                                                ========     =======    ========    ========


                            See accompanying unaudited notes.



                           CONSOLIDATING STATEMENTS OF OPERATIONS
                                  Year ended June 30, 1999
                                         (In 000's)

                                                                                     Alliance
                                                                                      Gaming
                                              Parent and      Non-                 Corporation
                                             Guaranteeing  Guaranteeing  Elimina-      and
                                             Subsidiaries  Subsidiaries    tions   Subsidiaries
Revenues:
  Gaming equipment and systems                  $124,022    $ 12,416     $(8,628)   $127,810
  Wall machines and amusement games                    -      91,178        (344)     90,834
  Route operations                               154,171      21,683         -       175,854
  Casino operations                               14,549      49,133         -        63,682
                                                 -------     -------      ------     -------
                                                 292,742     174,410      (8,972)    458,180
                                                 -------     -------      ------     -------
Costs and expenses:
  Cost of gaming equipment and systems            67,726      10,623      (8,628)     69,721
  Cost of wall machines and amusement games          -        54,046         (11)     54,035
  Cost of route operations                       123,444      14,248         -       137,692
  Cost of casino operations                        8,644      18,367         -        27,011
  Selling, general and administrative             63,032      41,405        (333)    104,104
  Research and development                        13,947       3,243         -        17,190
  Depreciation and amortization                   14,996       8,108         -        23,104
                                                  ------      ------   ---------      -------
                                                 291,789     150,040      (8,972)    432,857
                                                 -------     -------      ------     -------
Operating income                                     953      24,370         -        25,323

Earnings in consolidated subsidiaries             14,875         -       (14,875)       -

Other income (expense):
  Interest income                                    960         427        (838)        549
  Interest expense                               (30,495)     (1,728)        838     (31,385)
  Rainbow royalty                                  5,679      (5,679)        -          -
  Minority interest                               (2,053)        -           -        (2,053)
  Other, net                                         221        (652)        -          (431)
                                                   -----      ------     -------      ------
Income (loss) before income taxes                 (9,860)     16,738     (14,875)     (7,997)
Income tax (provision) benefit                     1,033      (1,863)        -          (830)
                                                  ------      ------     -------      ------
Net income (loss)                                 (8,827)     14,875     (14,875)     (8,827)

Special Stock dividends                           (1,697)        -           -        (1,697)
                                                  ------      ------      ------      ------
Net income (loss) applicable to common shares   $(10,524)    $14,875    $(14,875)   $(10,524)
                                                ========     =======    ========    ========


                            See accompanying unaudited notes.

                           CONSOLIDATING STATEMENTS OF CASH FLOWS
                                  Year ended June 30, 1997
                                         (In 000's)

                                                                                         Alliance
                                                                                          Gaming
                                                  Parent and      Non-                  Corporation
                                                 Guaranteeing  Guaranteeing  Elimina-       and
                                                 Subsidiaries  Subsidiaries    tions    Subsidiaries
Cash flows from operating activities:
  Net income                                         $  5,912    $ 23,624    $(23,751)   $  5,785
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                    13,390       9,216        --        22,606
      Amortization of debt discounts                      295         512        --           807
      Write down of other assets                          803         272        --         1,075
      Loss on sale of assets                              503         730        --         1,233
      Provision for doubtful receivables                5,049       4,010        --         9,059
      Other                                                32        (683)       --          (651)
  Net change in operating assets and liabilities:
      Accounts and notes receivable                     1,912     (10,495)      3,982      (4,601)
      Inventories                                       4,587     (12,165)        680      (6,898)
      Other current assets                               (287)     (1,262)       --        (1,549)
      Intercompany accounts                           (20,472)      5,673      14,799        --
      Accounts payable                                 (4,425)       (177)      2,632      (1,970)
      Accrued liabilities                              (8,943)      7,269         914        (760)
                                                     --------    --------    --------    --------
        Net cash provided by (used in) operating
          activities                                   (1,644)     26,524        (744)     24,136
                                                     --------    --------    --------    --------
Cash flows from investing activities:
  Additions to property, plant and equipment           (9,198)     (4,059)       --       (13,257)
  Proceeds from disposal of property, plant
    and equipment                                          78         176        --           254
  Other additions to long-term assets                  (8,375)       (199)       --        (8,574)
                                                     --------    --------    --------    --------
        Net cash used in investing activities         (17,495)     (4,082)       --       (21,577)
                                                     --------    --------    --------    --------
Cash flows from financing activities:
  Reduction of long-term debt                            (767)     (6,751)        744      (6,774)
  Net change in credit lines                           (7,525)     (4,053)       --       (11,578)
  Repurchase of Series B Special Stock                 (3,879)       --          --        (3,879)
  Proceeds from exercise of stock options                 767        --          --           767
  Dividends received (paid)                            10,051     (10,051)      --          --
                                                     --------    --------    --------    --------
        Net cash used in financing activities          (1,353)    (20,855)        744     (21,464)

Effect of exchange rate changes on cash                  --          (228)       --          (228)
Cash and cash equivalents:
  Increase (decrease) for period                      (20,492)      1,359        --       (19,133)
  Balance, beginning of period                         36,954      11,103        --        48,057
                                                     --------    --------    --------    --------
  Balance, end of period                             $ 16,462    $ 12,462    $   --      $ 28,924
                                                     ========    ========    ========    ========


                            See accompanying unaudited notes.

                           CONSOLIDATING STATEMENTS OF CASH FLOWS
                                  Year ended June 30, 1998
                                         (In 000's)

                                                                                             Alliance
                                                                                              Gaming
                                                       Parent and      Non-                 Corporation
                                                      Guaranteeing  Guaranteeing  Elimina-      and
                                                      Subsidiaries  Subsidiaries    tions   Subsidiaries
Cash flows from operating activities:
  Net income (loss)                                     $ (57,332)  $  22,844   $ (22,818)  $ (57,306)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities:
     Depreciation and amortization                         14,181       8,657        --        22,838
     Amortization of debt discounts                            44        --          --            44
     Extraordinary item                                    42,033        --          --        42,033
     Write down of other assets                             2,447        --          (118)      2,329
     (Gain) loss on sale of assets                            185         (52)       --           133
     Provision for losses on (recovery of) receivables     (8,278)      1,084        --        (7,194)
     Other                                                   (140)         (3)         92         (51)
  Net change in operating assets and liabilities:
     Accounts and notes receivable                         (4,795)      3,318       3,423       1,946
     Inventories                                           (8,870)       (200)       (151)     (9,221)
     Other current assets                                  (1,100)     (1,912)       --        (3,012)
     Intercompany accounts                                (17,688)       (430)     18,118        --
     Accounts payable                                      (2,563)     (1,158)        (72)     (3,793)
     Accrued liabilities                                    6,150      (3,022)       (534)      2,594
                                                        ---------   ---------   ---------   ---------
       Net cash provided by (used in) operating
         activities                                       (35,726)     29,126      (2,060)     (8,660)

Cash flows from investing activities:
  Additions to property, plant and equipment              (11,534)     (4,007)       --       (15,541)
   Proceeds from disposal of property, plant and
     equipment                                                (88)        143        --            55
  Additions to long-term assets                            (9,263)     (5,873)      5,503      (9,633)
                                                        ---------   ---------   ---------   ---------
     Net cash used in investing activities                (20,885)      5,503     (25,119)
                                                        ---------   ---------   ---------   ---------
Cash flows from financing activities:
  Refinancing fees and expenses                           (32,752)       --          --       (32,752)
  Capitalized debt issuance costs                         (11,456)       --          --       (11,456)
  Proceeds from long-term debt                            309,318        --        (5,584)    303,734
  Reduction of long-term debt                            (179,348)     (2,540)      2,141    (179,747)
  Net change in credit lines                               22,738       2,660        --        25,398
  Redemption of Series B Special Stock                    (77,568)       --          --       (77,568)
  Proceeds from exercise of stock options                     855        --          --           855
  Dividends received (paid)                                16,971     (16,971)       --          --
                                                        ---------   ---------   ---------   ---------
     Net cash provided by (used in) financing
       activities                                          48,758     (16,851)     (3,443)     28,464
                                                                    ---------   ---------   ---------
Effect of exchange rate changes on cash                      --          (122)       --          (122)

Cash and cash equivalents:
  Increase (decrease) for period                           (7,853)      2,416        --        (5,437)
  Balance, beginning of period                             16,462      12,462        --        28,924
                                                        ---------   ---------   ---------   ---------
  Balance, end of period                                $   8,609   $  14,878   $    --     $  23,487
                                                        =========   =========   =========   =========

                            See accompanying unaudited notes.

                           CONSOLIDATING STATEMENTS OF CASH FLOWS
                                  Year ended June 30, 1999
                                         (In 000's)


                                                                                         Alliance
                                                                                          Gaming
                                                  Parent and      Non-                  Corporation
                                                 Guaranteeing  Guaranteeing  Elimina-       and
                                                 Subsidiaries  Subsidiaries    tions    Subsidiaries

Cash flows from operating activities:
  Net income (loss)                                 $ (8,827)   $ 14,875    $(14,875)   $ (8,827)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
     Depreciation and amortization                    14,996       8,108        --        23,104
     Amortization of debt discounts                       52        --          --            52
     Write down of other assets                          814          14        --           828
     (Gain) loss on sale of assets                       246         (21)       --           225
     Provision for losses on receivables               1,539       1,635        --         3,174
     Other                                              (690)       (580)         99      (1,171)
  Net change in operating assets and liabilities:
     Accounts and notes receivable                     1,761      (1,002)     (2,312)     (1,553)
     Inventories                                      (8,304)     (5,345)       --       (13,649)
     Other current assets                               (510)         81        --          (429)
     Intercompany accounts                           (20,947)      6,111      14,836        --
     Accounts payable                                  7,331        (391)       --         6,940
     Accrued liabilities                                (689)        873        (323)       (139)
                                                    --------    --------    --------    --------
       Net cash provided by (used in) operating
        activities                                   (13,228)     24,358      (2,575)      8,555
Cash flows from investing activities:
  Additions to property, plant and equipment          (8,286)     (3,469)       --       (11,755)
  Proceeds from disposal of property, plant and
    equipment                                            279          77        --           356
  Proceeds from sale/leaseback transaction             5,240        --          --         5,240
  Additions to long-term assets                       (5,684)     (5,034)      4,775      (5,943)
                                                    --------    --------    --------    --------
     Net cash used in investing activities            (8,451)     (8,426)      4,775     (12,102)
                                                    --------    --------    --------    --------
Cash flows from financing activities:
  Proceeds from long-term debt                         4,775        --        (4,775)       --
  Reduction of long-term debt                         (4,350)     (3,314)      2,575      (5,089)
  Net change in credit lines                          (9,800)      7,723        --        (2,077)
  Purchase of common stock for treasury                 (522)       --          --          (522)
  Proceeds from exercise of stock options and
   warrants                                            4,778        --          --         4,778
  Dividends received (paid)                           24,253     (24,253)       --          --
                                                     -------    --------    --------    --------
     Net cash provided by (used in) financing
       activities                                     19,134     (19,844)     (2,200)     (2,910)
                                                     -------    --------    --------    --------

Effect of exchange rate changes on cash                    1        (101)       --          (100)

Cash and cash equivalents:
  Decrease for period                                 (2,544)     (4,013)       --        (6,557)
  Balance, beginning of period                         8,609      14,878        --        23,487
                                                    --------    --------    --------    --------
  Balance, end of period                            $  6,065    $ 10,865    $   --      $ 16,930
                                                    ========    ========    ========    ========

                            See accompanying unaudited notes.

                          Years Ended June 30, 1997, 1998 and 1999

Basis of Presentation

These notes to consolidating financial statements should be read in conjunction with the consolidated financial statements and notes thereto. Certain reclassifications have been made to prior years' financial statements to conform with the current year presentation.

Debt and Lines of Credit

Long-term debt and lines of credit at June 30, 1998 consist of the following :


                                                                             Alliance
                                                                              Gaming
                                     Parent and      Non-                  Corporation
                                     Guaranteeing  Guaranteeing  Elimina-       and
                                     Subsidiaries  Subsidiaries    tions   Subsidiaries
                                                         (in 000's)
10% Senior Subordinated Notes due
  2007, net of unamortized discount   $ 149,245   $    --      $    --      $ 149,245
Term loan facilities:
  Tranche B Term Loan                    74,438        --           --         74,438
  Tranche C Term Loan                    39,700        --           --         39,700
  Delayed Draw Term Facility             25,000        --           --         25,000
Revolving Credit Facility                22,700      12,271         --         34,971
Intercompany notes payable               88,096       9,241      (97,337)        --
Other                                        57       2,542         --          2,599
                                       --------   ---------    ---------    ---------
                                        399,236      24,054      (97,337)     325,953
Less current maturities                   6,912       3,176       (8,092)       1,996
                                      ---------   ---------    ---------    ---------
Long-term debt, less current
      maturities                      $ 392,324   $  20,878    $ (89,245)   $ 323,957
                                      =========   =========    =========    =========


Long-term debt and lines of credit at June 30, 1999 consist of the following :


                                                                              Alliance
                                                                               Gaming
                                      Parent and      Non-                  Corporation
                                      Guaranteeing  Guaranteeing  Elimina-       and
                                      Subsidiaries  Subsidiaries    tions   Subsidiaries
                                                            (in 000's)
10% Senior Subordinated Notes due
    2007, net of unamortized discount   $ 149,298    $           $            $ 149,298
Term loan facilities:
  Tranche B Term Loan                      72,380      72,380
  Tranche C Term Loan                      38,744      38,744
  Delayed Draw Term Facility               24,372      24,372
Revolving Credit Facility                  12,900      19,300       32,200
Intercompany notes payable                 96,701       6,666     (103,367)        --
Other                                       1,712       1,712
                                         --------    --------    ---------    ---------
                                          394,395      27,678     (103,367)     318,706
Less current maturities                     6,175       3,299       (7,547)       1,927
                                        ---------   ---------    ---------    ---------
Long-term debt, less current
  maturities                            $ 388,220    $ 24,379    $ (95,820)   $ 316,779
                                        =========   =========    =========    =========





Income Taxes

The federal, foreign and state income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of June 30, 1998 are as follows (in 000's):


                                                                              Alliance
                                                                               Gaming
                                      Parent and      Non-                  Corporation
                                      Guaranteeing  Guaranteeing  Elimina-       and
                                      Subsidiaries  Subsidiaries    tions   Subsidiaries
                                                            (in 000's)
Deferred tax assets:
  Net operating loss carry forwards       $ 15,254    $           $          $ 15,254
  Foreign tax credit carry forwards         12,816      12,816
  Inventory obsolescence reserves            2,729         853                  3,582
  Bad debt reserves                          2,045          11                  2,056
  Accruals not currently deductible
      for tax purposes                       3,809         299                  4,108
  Refinancing costs being amortized
    for tax purposes                        13,125      13,125
  Other                                      4,430       3,181                  7,611
                                          --------    --------    --------   --------
Total gross deferred tax assets             54,208       4,344                 58,552
Less:  Valuation allowance                 (47,085)    (47,085)
                                          --------    --------    --------   --------
Deferred tax assets                       $  7,123    $  4,344    $   --     $ 11,467
                                          --------    --------    --------   --------

Deferred tax liabilities:
  Property and equipment, principally
    due to depreciation differences       $  3,268    $  1,494    $          $  4,762
  Other                                      4,332         836                  5,168
                                          --------    --------    --------   --------
Total gross deferred tax liabilities         7,600       2,330                  9,930
                                          --------    --------    --------   --------
Net deferred tax assets (liabilities)     $   (477)   $  2,014    $   --     $  1,537
                                          ========    ========    ========   ========

The federal, foreign and state income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of June 30, 1999 are as follows (in 000's):


                                                                              Alliance
                                                                               Gaming
                                      Parent and      Non-                  Corporation
                                      Guaranteeing  Guaranteeing  Elimina-       and
                                      Subsidiaries  Subsidiaries    tions   Subsidiaries
                                                            (in 000's)
Deferred tax assets:
  Net operating loss carry forwards       $ 17,668    $           $           $ 17,668
  Foreign tax credit carry forwards          7,527       7,527
  Inventory obsolescence reserves            2,564         743                   3,307
  Bad debt reserves                          2,694           3                   2,697
  Accruals not currently deductible
      for tax purposes                       3,046         327                   3,373
  Refinancing costs being amortized
    for tax purposes                        10,683      10,683
  Other                                      2,003       6,167                   8,170
                                          --------    --------    --------    --------
Total gross deferred tax assets             46,185       7,240                  53,425
Less:  Valuation allowance                 (42,063)     (2,380)                (44,443)
                                          --------    --------    --------    --------
Deferred tax assets                       $  4,122    $  4,860    $   --      $  8,982
                                          --------    --------    --------    ========

Deferred tax liabilities:
  Property and equipment, principally
    due to depreciation differences       $  2,560    $    699    $           $  3,349
  Other                                      1,586       1,994                   3,580
                                          --------    --------    --------    --------
Total gross deferred tax liabilities         4,236       2,693                   6,929
                                           -------     -------    --------    --------
Net deferred tax assets (liabilities)     $   (114)   $  2,167    $   --      $  2,053
                                          ========    ========    ========    ========

12.   RESERVES AND ALLOWANCES

      The following tables represent the activity for each of the fiscal years ended June 30, 1997, 1998 and 1999 for each of the valuation reserve and allowance accounts (in 000's):

                                      Balance at                      Balance at
                                     Beginning of                        End of
                                         Year    Additions   Deductions   Year

      Allowance for doubtful accounts:
        Year ended June 30, 1999        $13,041   $ 3,817     $ 3,162    $13,696
        Year ended June 30, 1998         23,901     2,722      13,582 (a) 13,041
        Year ended June 30, 1997         19,497     9,179       4,775     23,901

      Inventory valuation allowance:
        Year ended June 30, 1999        $ 6,797   $ 2,273     $ 1,993    $ 7,077
        Year ended June 30, 1998          8,856       355       2,414      6,797
        Year ended June 30, 1997          9,484     1,719       2,347      8,856

      Other assets valuation reserve:
        Year ended June 30, 1999        $ 3,488   $       -  $     20    $ 3,468
        Year ended June 30, 1998          3,502        18          32      3,488
        Year ended June 30, 1997          3,679       162         339      3,502
---------------

(a) Includes the $6.0 million net reversal of bad debt reserves related to the resolution of certain receivables sold with recourse to General Electric Capital Corporation. Such amount was included in unusual items in the accompanying consolidated statement of operations.