Form 10-K/A
period 1999-06-30
ALLIANCE GAMING CORP
filed 1999-10-28
CIK 2491

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $58,389,000 as of October 1, 1999.

The number of shares of Common Stock, $0.10 par value, outstanding as of October 1, 1999 according to the records of registrant's registrar and transfer agent was 10,252,380.

                  Documents incorporated by reference - None

GENERAL

Alliance Gaming Corporation ("Alliance", the "Company" or the "Registrant") hereby amends its Annual Report on Form 10-K for the fiscal year ended June 30, 1999 by deleting its responses to Items 10 through 13 contained in its original filing and replacing them with the following:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age and position with the Company of each of the directors and executive officers of Alliance as of October 25, 1999 is set forth below. No director or executive officer is related by blood, marriage or adoption to any other director or executive officer.

         Name                 Age  Position with the Company
         Morris Goldstein     54   Director, President and Chief Executive
                                   Officer
         David Johnson        48   Senior  Vice  President,   General  Counsel
                                   and Secretary
         Scott Schweinfurth   45   Senior Vice President,  Chief Financial
                                   Officer and Treasurer
         Robert Miodunski     48   Senior Vice President- Route Group (Nevada)
         Robert Saxton        46   Senior Vice President- Casino Group
         Jacques Andre        62   Director
         Anthony DiCesare     37   Director
         Michael Hirschfeld   49   Director
         Joel Kirschbaum      48   Director
         David Robbins        40   Director, Chairman of the Board of Directors


The Company's By-laws provide that the Board of Directors shall consist of no fewer than three nor more than nine directors, with the exact number to be fixed by the Board of Directors. The Company's By-laws provide that the Board of Directors shall be divided into three classes as nearly equal in number as possible, with each class having a term of three years or until their successors are duly qualified. The size of the Board has been fixed at seven members of which six positions are filled and one position is open. The open position was created when Mr. Morton Topfer, Vice-Chairman of Dell Computer Corporation, resigned from the Board of Directors effective May 26, 1999 due to increased international responsibilities and travel. The position will remain vacant until the next annual shareholder's meeting or until the Board of Directors appoints a successor or the Board reduces the size to six. The Directors are elected by a plurality of the votes cast by the holders of shares entitled to vote thereon. The officers of the Company each serve at the pleasure of the Board of Directors.

The following table sets forth committee assignments and the terms of the directors:

                             Director    Term
                              Since    Expires
Morris Goldstein (2)(3)       1997       2000
Jacques Andre (1)(2)          1996       2001
Anthony DiCesare (2)(3)       1994       1999
Michael Hirschfeld(1)(2)(4)   1997       2001
Joel Kirschbaum (2)(3)        1994       1999
David Robbins (1)(2)(4)       1994(a)    2000
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

Anthony DiCesare was employed by Kirkland Investment Corporation ("KIC"), which was the sole general partner of Kirkland-Ft. Worth Investment Partners, L.P. ("KFW"), an investment partnership, from April 1991 to July 1994. Mr. DiCesare served as Executive Vice President-Development of the Company from July 1994 through June 1997. While he is currently a New York-based employee of the Company his principal occupation since June 1997 has been as a private investor. He has been a director since 1994.

Michael Hirschfeld was appointed a director in September 1997. Mr. Hirschfeld has been a partner in Milbank, Tweed, Hadley & McCloy, LLP, a New York law firm, from April 1995 to the present. From December 1990 to April 1995, Mr. Hirschfeld was a partner in Kelly Drye & Warren, a New York law firm.

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


Section 16(a) Beneficial  Ownership  Reporting  Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of Alliance's equity securities ("Insiders"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Insiders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) reports filed by such persons. To the Company's knowledge, based on its review of the copies of such reports furnished to the Company during the fiscal year ended June 30, 1999, all Section 16(a) filing requirements applicable to Insiders were complied with, except that Mr. Alfred Wilms filed a Form 4 which did not meet the filing deadline.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or to be paid by the Company to the Company's chief executive officer and its four other most highly compensated executive officers receiving over $100,000 per year (the "Named Executive Officers") for services rendered in all capacities to the Company during the fiscal year ended June 30, 1999:

Summary Compensation Table *

                                  Fiscal              Annual Compensation              Long-Term
                                   Year       ----------------------------------      Compensation
        Name and                  Ended                             Other Annual         Awards          All Other
    Principal Position           June 30,     Salary     Bonus     Compensation(2)     Options(3)     Compensation(4)
Morris Goldstein (1)              1999       $460,600   $162,800         $ -                  -           $3,000
 President and                    1998        450,000          -           -                  -           90,000(5)
 Chief Executive Officer          1997         17,300          -           -            142,828                -

David Johnson                     1999       $255,300    $64,400         $ -              2,857           $2,300
  Senior Vice President,          1998        250,000          -           -              7,972            2,000
  General Counsel                 1997        250,000    185,000           -             57,143            5,400
  and Secretary

Scott Schweinfurth                1999       $255,300    $70,000         $ -              2,857           $1,800
  Senior Vice President,          1998        250,000          -      53,200             29,143            1,700
  Treasurer and                   1997        235,000    400,000           -             34,286            4,300
  Chief Financial Officer

Robert Saxton                     1999       $240,300   $118,600         $ -              2,857           $3,000
 Senior Vice President -          1998        225,000          -           -              8,572                -
  Casino Group                    1997        211,700     86,000           -             39,429                -

Robert Miodunski                  1999       $240,300    $92,000         $ -              2,857           $3,000
  Senior Vice President -         1998        225,000     55,000           -             12,989            1,800
  Route Group (Nevada)            1997        212,500     96,800           -             34,572            1,700

----------------
* As used in the tables provided under the caption "Executive Compensation," the character " - " is used to represent "zero."

(1)Mr. Goldstein joined the Company in June 1997 as President and Chief Executive Officer.
(2)Excludes personal benefits in amounts less than the lesser of $50,000 or 10 percent of the total annual salary and bonus reported for the Named Executive Officer.
(3)Share amounts for the prior years have been restated to reflect the one-for-three-and-one-half reverse stock split effective February 1, 1999.
(4)"All Other Compensation" for fiscal year 1999 represents contributions made by the Company to the Company's Profit Sharing 401(k) Plan.
(5)Represents payments made for relocation costs.

Option/SAR Grants in Last Fiscal Year

The following table reflects options granted to Named Executive Officers during the fiscal year ended June 30, 1999:

                                                                            Potential Realizable
                                                                                  Value at
                                      Individual Grants                     Assumed Annual Rates
                       ------------------------------------------------           of Stock
                                    % of Total                             Price Appreciation for
                                     Granted to                                 Option Term
                        Options     Employees in   Exercise  Expiration     --------------------
      Name             Granted(a)    Fiscal Year    Price       Date           5%          10%
David Johnson          10,829(b)        4.73%      $9.4063     9/14/03      $28,000      $62,000
Scott Schweinfurth     14,550(c)        6.36%       9.4063     9/14/03       38,000       84,000
Robert Saxton          14,550(d)        6.36%       9.4063     9/14/03       38,000       84,000
Robert Miodunski        8,703(e)        3.80%       9.4063     9/14/03       23,000       50,000

------------
(a)Includes 7,972 options, 11,693 options, 11,693 options and 5,846 options granted to Messrs. Johnson, Schweinfurth, Saxton and Miodunski, respectively, in September 1998 in lieu of cash bonuses for fiscal year 1998.
(b)Options vest: 5,379 on grant date; 2,723 on first anniversary thereof and; 2,727 on second anniversary thereof.
(c)Options vest: 5,996 on grant date; 4,270 on first anniversary thereof and; 4,284 on second anniversary thereof.
(d)Options vest: 5,803 on grant date; 4,850 on first anniversary thereof and; 3,897 on second anniversary thereof.
(e)Options vest: 2,956 on grant date; 2,871 on first anniversary thereof and; 2,876 on second anniversary thereof.


Aggregate Fiscal Year-End Option/SAR Values

The following table reflects outstanding options held by Named Executive Officers at June 30, 1999:

                         Number of Unexercised          Value of Unexercised
                               Options at              In-the-Money Options at
                             June 30, 1999                  June 30, 1999 (a)
                       --------------------------     --------------------------
      Name             Exercisable  Unexercisable     Exercisable  Unexercisable

Morris Goldstein          53,571       89,287              $ 0           $ 0
David Johnson             62,522        5,449                0             0
Scott Schweinfurth        37,833       28,453                0             0
Robert Saxton             41,990       15,417                0             0
Robert Miodunski          40,387       11,459                0             0

---------

 (a) Represents the amount by which the market value of the underlying stock at June 30, 1999 ($3.75 per share) exceeds the aggregate exercise prices of the options.

Directors' Compensation

Directors of the Company who are also employees are not separately compensated for their services as directors. Fee arrangements with other directors of the Company are as follows: (i) Mr. Andre and Mr. Hirschfeld, $30,000 each per year for all services as a director and member of various committees and (ii) Mr. Robbins, $135,000 for all services as Chairman of the Board and member of various committees. Mr. Topfer received $27,500 prior to his resignation for all services as a director and member of various committees. Directors are also reimbursed for their reasonable out-of-pocket expenses incurred on Company business.

During fiscal year 1999, the following stock option grants were made to directors: (i) Mr. Andre received 4,286 stock options with an exercise price of $10.50; (ii) Mr. Hirschfeld received 4,286 stock options with an exercise price of $9.4063; (iii) Mr. Robbins received 4,286 stock options with an exercise price of $3.9375 and (iv) Mr. Topfer received 4,286 stock options with an exercise price of $7.1092 which were cancelled along with the balance of his stock options as a result of his resignation from the Board of Directors. Under current policy, non-employee directors receive grants of 8,572 shares upon appointment to the Board of Directors and 4,286 shares on each anniversary date of their original appointment to the Board of Directors. All of these options are granted at fair market value on grant date, vest immediately and have a five-year term.

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

For the year beginning July 1, 1997, the performance goals for each Employee were: (i) the completion by the Company (and/or one or more of its affiliates) of a refinancing transaction or substantially similar transaction, (ii) the closing of a "significant merger" with a value of at least $60 million and (iii) the closing of a "significant financing" with a value of at least $50 million. Upon the achievement of the performance goal set forth in clause (ii), each Employee was to receive a minimum Bonus of $200,000. Upon the achievement of the performance goal set forth in clause (iii), each Employee was to receive a minimum Bonus of at least $125,000. No bonuses were paid in respect to any clause for the fiscal year 1999. The Board has carried over the goals from fiscal 1997 to fiscal 1999. In addition to the Bonuses, the Agreements provide that the Board of Directors, in its sole discretion, may grant further discretionary bonuses to the Employees. No discretionary bonuses were earned during fiscal 1999.

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

In addition, the Company has agreed to pay KIC during the term of the Agreements a current amount of $982,000 (subject to annual inflation increases) annually plus the cost of reasonable employee benefits to its support staff and reasonable out-of-pocket expenses incurred by KIC and its officers and employees to the extent related directly to the Company's business or potential business (the "KIC Agreement"). The Company will have the right to terminate the KIC Agreement upon 12 months' notice if Mr. Kirschbaum's employment under his Agreement is terminated for any reason other than by the Company without "cause" or by the Employee "for good reason" (as such terms are defined in the Agreements).

Employment and Severance Arrangements

The Company is party to an employment agreement with Mr. Goldstein which generally provides for a current base salary of $465,000 per year through and including June 2000, participation in the Company's compensation programs for corporate officers, participation in the Company's cash bonus program at amounts determined by the Board of Directors, receipt of 71,429 stock options to vest 25% on date of grant with the balance over a three-year period and 71,429 stock options to vest 25% on date of grant with the balance over a three year period but which become exercisable in equal portions only when the common stock reaches prices of $38.50, $45.50, and $52.50, and severance benefits of one year's base salary if Mr.Goldstein is terminated prior to June 2000 without cause.

The Company is party to an employment agreement with Mr. Miodunski which generally provides for a current base salary of $242,000 per year through and including December 2000, participation in the Company's compensation programs for corporate officers, participation in the Company's cash bonus program at amounts determined by the Board of Directors, and severance benefits of one year's base salary if Mr. Miodunski is terminated prior to December 2000 without cause.

The Company was party to an employment agreement with Mr. Schweinfurth which has since expired and generally provided for a base salary of $250,000 per year through and including June 1999, participation in the Company's compensation programs for corporate officers, participation in the Company's cash bonus program at amounts determined by the Board of Directors, and severance benefits of one year's base salary had Mr. Schweinfurth been terminated prior to June 1999 without cause.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

During the fiscal year ended June 30, 1999, the Compensation Committee of the Board of Directors of the Company met five times. The Compensation Committee is currently comprised of Messrs. Hirschfeld and Robbins. Mr. Topfer was also a member of the Compensation Committee until his resignation on May 26, 1999. During the fiscal year, the entire Board of Directors generally participated in deliberations concerning the compensation of the Company's executive officers. Other than current positions previously described elsewhere herein, no other member of the Company's Board of Directors was an officer or employee of the Company or any subsidiary during the fiscal year ended June 30, 1999 or is a former officer of the Company or any subsidiary.

The Company has hired Ray & Berndtson, Inc., an international executive search firm, of which Mr. Andre is a partner, to perform certain personnel searches. The Company paid a total of $609,000 during fiscal year 1999 for the searches conducted by this firm. The final fee for the searches will be based on a percentage of the first-year compensation paid to certain personnel if and when hired.

The Company paid fees to Milbank, Tweed, Hadley & McCloy, LLP, a law firm in which Mr. Hirschfeld is a partner, for services rendered during fiscal year 1999.

The Company paid a total of $273,000 to Dell Computer Corporation, a company of which Mr. Topfer is the Vice-Chairman, for the lease of computer equipment during fiscal year 1999.

The Company paid fees to Brock Silverstein McAuliffe LLC, a law firm in which Mr. Robbins is a member, for services during fiscal year 1999.

Since July 1, 1997 certain directors have been involved in transactions in which Alliance was a party and in which the amount involved exceeded $60,000. See "Certain Relationships and Related Transactions" and "Directors' Compensation".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of October 1, 1999 with respect to the beneficial ownership of the Common Stock, which constitutes the Company's only outstanding class of voting securities, by (i) each person who, to the knowledge of the Company, beneficially owned more than 5% of the Common Stock, (ii) each director of the Company, (iii) the Named Executive Officers of the Company as listed in the compensation table and (iv) all executive officers and directors of the Company as a group. Except as indicated below, beneficial ownership includes the sole power to vote and to dispose of the securities in question. Except as indicated below, no director or executive officer of the Company beneficially owned any other equity securities of the Company.

                                                        Amount of  Percent of
      Name                                             Shares (1)   Class (1)

    Alfred H. Wilms                                   2,009,737 (2)   19.6%
    FMR Corp.                                           906,398 (3)    8.8%
      82 Devonshire Street
      Boston, MA 02109
    Jacques Andre                                        26,309 (4)       *
    Anthony DiCesare                                    151,674 (5)    1.5%
    Michael Hirschfeld                                   17,143 (6)       *
    Joel Kirschbaum                                     409,506 (7)    3.9%
    David Robbins                                        63,500 (8)       *
    Morris Goldstein                                     82,274 (9)       *
    Robert Miodunski                                     47,257 (10)      *
    David Johnson                                        65,246 (11)      *
    Scott Schweinfurth                                   60,885 (12)      *
    Robert Saxton                                        50,652 (13)      *
    All executive officers and directors as a group   1,001,897 (14)   9.2%
     ----------
      *     Less than 1%.

(1)Excludes the effect of the issuance of up to 714,286 shares subject to warrants originally issued to GSA upon consummation of the BGII acquisition pursuant to an agreement between the Company and GSA ("the GSA Advisory Agreement"). Such warrants have an exercise price of $5.25 per share and become exercisable in equal one-third tranches only when the Common Stock price reaches $38.50, $45.50 and $52.50, respectively for a designated period of time. Pursuant to information provided by Mr. Kirschbaum, as part of a distribution of assets from KFW and GSA to KIC and GSI on the one hand and to Kirkland Investors, L.P. on the other hand, approximately 81,429 and 190,000 of such warrants were distributed to Mr. DiCesare and Mr. Kirschbaum, respectively. As a result, Mr. DiCesare and Mr. Kirschbaum disclaim beneficial ownership of any other of these warrants.
(2)Mr. Wilms' mailing address is 2, St. Jansvliet, bus 6-2000 Antwerp, Belgium.
(3)Information provided by a representative of FMR Corp. (4) Includes 4,285 shares owned and 22,024 shares subject to options that are currently exercisable or will become exercisable within 60 days.
(5)Includes 63,367 shares owned and 107,142 shares subject to options that are currently exercisable or will become exercisable within 60 days, but excludes certain additional shares underlying the warrants referred to in Note (1) above. Also excludes 18,835 shares placed in a trust, a trustee of which is Mr. DiCesare's wife. Mr. DiCesare disclaims any beneficial ownership of these shares.
(6)Represents shares subject to options that are currently exercisable or will become exercisable within 60 days.
(7)Includes 252,364 shares owned and 157,142 shares subject to options that are currently exercisable or will become exercisable within 60 days, but excludes certain additional shares underlying the warrants referred to in Note (1) above. This disclosure is based upon information provided by Mr. Kirschbaum. Mr. Kirschbaum has advised that of such shares, certain amounts may be sold or distributed to other persons.
(8)Includes 18,285 shares owned and 40,787 shares subject to options that are currently exercisable or will become exercisable within 60 days; also includes 4,428 shares subject to options granted to Mr. Robbins by KFW or KIC, based upon information provided by Mr. Kirschbaum.
(9)Includes 28,702 shares owned and 53,572 shares subject to options that are currently exercisable or will become exercisable within 60 days, but excludes options exercisable at $13.56 per share for 71,429 shares which become exercisable in equal one-third tranches only when the Common Stock price reaches $38.50, $45.50 and $52.50, respectively.
(10)Includes 1,142 shares owned and 46,115 shares subject to options that are currently exercisable or will become exercisable within 60 days.
(11)Represents shares subject to options that are currently exercisable or will become exercisable within 60 days.
(12)Includes 5,143 shares owned and 55,742 shares subject to options that are currently exercisable or will become exercisable within 60 days.
(13)Represents shares subject to options that are currently exercisable or will become exercisable within 60 days.
(14)Includes 642,731 shares subject to options that are currently exercisable or will become exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Mr. Alfred Wilms served as a consultant to the Company and received consulting fees and expense reimbursements that totaled $208,000 during the fiscal year ended June 30, 1999.

See also "Directors' Compensation" and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions".

                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ALLIANCE GAMING CORPORATION





Date: October 28, 1999              By    /s/ Scott D. Schweinfurth
                                          ------------------------------
                                    Name: Scott D. Schweinfurth
                                    Title:Senior Vice President,Treasurer and
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                           Officer)