Form 10-Q
period 1999-09-30
ALLIANCE GAMING CORP
filed 1999-11-15
CIK 2491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter ended September 30, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares of Common Stock, $0.10 par value, outstanding as of November 1, 1999 according to the records of the registrant's registrar and transfer agent was 10,252,380.

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-Q

                   For the Quarter Ended September 30, 1999





                                   I N D E X



PART I.  FINANCIAL INFORMATION                                              Page


Item 1.     Unaudited Financial Statements

      Unaudited Condensed Consolidated Balance Sheets as of
           June 30, 1999 and September 30, 1999                               3

      Unaudited Condensed Consolidated Statements of Operations
           for the three months ended September 30, 1998 and 1999             4

      Unaudited Condensed Consolidated Statements of Stockholders'
           Deficiency for the three months ended September 30, 1999           5

      Unaudited Condensed Consolidated Statements of Cash Flows
           for the three months ended September 30, 1998 and 1999             6

      Notes to Unaudited Condensed Consolidated Financial Statements          7

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      22

Item 3.     Quantitative and Qualitative Disclosures About Market Risk       32


PART II. OTHER INFORMATION


Item 1.     Legal Proceedings                                                32

Item 6.     Exhibits and Reports on Form 8-K                                 32


SIGNATURES                                                                   33

                                     PART 1

                           ALLIANCE GAMING CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In 000's, except share data)


                                                               June 30,    Sept. 30,
                                                                 1999        1999
ASSETS
Current assets:
  Cash and cash equivalents                                   $ 16,930    $ 22,194
  Accounts and notes receivable, net of allowance
   for doubtful accounts of $12,705 and $13,150                 92,665      95,606
  Inventories, net of reserves of $7,077 and $6,319             46,138      50,651
  Other current assets                                          11,423      11,384
                                                               -------     -------
   Total current assets                                        167,156     179,835
                                                               -------     -------
Long-term notes receivable, net of allowance for
  doubtful accounts of $991 and $942                             5,782       5,403
Leased equipment, net of accumulated depreciation of
  $5,111 and $6,470                                             10,981      13,640
Property, plant and equipment, net of accumulated
  depreciation of $51,686 and $54,166                           74,159      75,502
Excess of costs over net assets of acquired businesses,
  net of accumulated amortization of $4,604 and $5,234          57,593      57,747
Intangible assets, net of accumulated amortization of
  $18,351 and $19,630                                           26,854      26,004
Other assets, net reserves of $3,468 and $3,468                 13,782      13,718
                                                               -------     -------
      Total assets                                            $356,307    $371,849
                                                              ========    ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable                                            $ 17,372    $ 19,660
  Accrued liabilities                                           39,196      33,053
  Current maturities of long-term debt                           1,927       1,944
                                                                ------      ------
    Total current liabilities                                   58,495      54,657
                                                               -------     -------
Term loan facilities                                           134,096     133,845
Senior Subordinated Notes due 2007, net                        149,298     149,311
Other long-term debt, less current maturities                   33,385      51,150
Other liabilities                                                9,458       9,382
                                                               -------     -------
      Total liabilities                                        384,732     398,345
                                                               -------     -------

Minority interest                                                1,983       1,337
Commitments and contingencies
Stockholders' deficiency:
  Special Stock, 10,000,000 shares authorized:
     Series E, $100 liquidation value; 153,802 shares
      and 47,242 shares issued and outstanding                  15,380       4,724
  Common Stock, $.10 par value; 50,000,000 shares authorized;
     9,791,000 and 10,252,000 shares issued and outstanding        979       1,034
  Treasury stock at cost, 83,000 shares                           (522)       (508)
  Additional paid-in capital                                   129,991     141,030
  Accumulated other comprehensive loss                         (15,986)    (14,308)
  Accumulated deficit                                         (160,250)   (159,085)
                                                              --------    --------
   Total stockholders' deficiency                              (30,408)    (27,833)
                                                              --------    --------
      Total liabilities and stockholders' deficiency          $356,307    $371,849
                                                              ========    ========



      See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                        (In 000's, except per share data)

                                                Three Months Ended September 30,
                                                            1998       1999
Revenues:
    Gaming equipment and systems                         $ 21,942   $ 39,784
    Wall machines and amusement games                      20,611     14,676
    Route operations                                       40,004     46,052
    Casino operations                                      16,214     16,690
                                                          -------    -------
                                                           98,771    117,202
Costs and expenses:
    Cost of gaming equipment and systems                   11,840     22,093
      Cost of wall machines and amusement games            12,068      9,954
      Cost of route operations                             31,129     36,648
      Cost of casino operations                             6,816      6,619
      Selling, general and administrative                  21,012     23,618
  Research and development                                  4,194      3,549
  Depreciation and amortization                             5,402      6,324
                                                           ------     ------
                                                            92,461   108,805

Operating income                                            6,310      8,397

Other income (expense):
    Interest income                                           232        114
    Interest expense                                       (7,903)    (7,777)
  Minority interest                                          (539)      (468)
    Other, net                                               (192)       256
                                                           -------    ------
Income (loss) before income taxes                          (2,092)       522

Income tax provision                                         (184)       (77)
                                                           ------      ------
Net income (loss)                                          (2,276)       445

Special Stock dividends                                      (406)         -
                                                           -------    ------
Net income (loss) applicable to common shares             $(2,682)    $  445
                                                          =======     ======


Basic and diluted earnings (loss) per share:               $(0.28)    $ 0.04
                                                           ======     ======

Weighted average common shares outstanding                  9,423     10,156
                                                            =====     ======

Weighted average common and common
     share equivalents outstanding                          9,423     10,396
                                                            =====     ======


      See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                      Three Months Ended September 30, 1999
                                   (In 000's)


                                                                                                                        Total
                                                                                              Accumulated               Stock-
                                                                                 Additional     Other                  holders'
                                       Common Stock       Series E     Treasury   Paid-in    Comprehensive   Accum.     Equity
                                     Shares    Dollars  Special Stock    Stock    Capital        Loss       Deficit  (Deficiency)
Balances at June 30, 1999             9,791    $   979    $ 15,380      $ (522)  $ 129,991   $ (15,986)  $(160,250)  $ (30,408)

Net income                               --         --          --          --          --          --         445         445
Treasury shares issued upon
  exercise of options                    --         --          --          14          (4)         --          --          10
Special Stock dividends                  --         --         442          --          --          --          --         442
Shares issued upon conversion of
  Special Stock                         544         55     (11,098)         --      11,043          --          --          --
Foreign currency translation
  adjustment                             --         --          --          --          --       1,678          --       1,678
                                     ------     ------      ------       -----     -------     -------     -------     -------
Balances at September 30, 1999       10,335    $ 1,034    $  4,724      $ (508)  $ 141,030   $ (14,308)  $(159,805)  $ (27,833)
                                     ======    =======    ========      ======   =========   =========   =========   =========















            See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (In 000's)



                                                     Three Months Ended September 30,
                                                               1998        1999
Cash flows from operating activities:
  Net income (loss)                                          $(2,276)    $   445
   Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
     Depreciation and amortization                             5,402       6,324
     Amortization of debt discounts                               13          13
     Write down of other assets                                  185         407
     Gain on sale of assets                                      (21)        (18)
     Provision for losses in (recovery of) doubtful
       receivables                                              (353)        523
     Other                                                      (198)       (596)
   Net change in operating assets and liabilities:
     Accounts and notes receivable                            10,281      (1,873)
     Inventories                                              (4,420)     (7,778)
     Other current assets                                      2,692         118
     Accounts payable                                         (2,449)      2,246
     Accrued liabilities                                      (9,723)     (5,896)
                                                              ------      ------
       Net cash provided by (used in) operating activities     4,031      (6,085)

Cash flows from investing activities:
   Additions to property, plant and equipment                 (3,483)     (4,502)
   Proceeds from disposal of property and equipment               36          27
   Additions to other long term assets                        (2,008)     (1,187)
       Net cash used in investing activities                  (5,455)     (5,662)

Cash flows from financing activities:
   Reduction of long-term debt                                  (467)       (387)
   Net change in lines of credit                                 300      17,221
   Proceeds from exercise of stock options and warrants        4,843          10
                                                              ------      ------
       Net cash provided by financing activities               4,676      16,844

Effect of exchange rate changes on cash                          177         167

Cash and cash equivalents:
    Increase for period                                        3,429       5,264
    Balance, beginning of period                              23,487      16,930
                                                              ------      ------
    Balance, end of period                                   $26,916     $22,194
                                                             =======     =======



       See notes to unaudited condensed consolidated financial statements.

                                ALLIANCE GAMING CORPORATION
               NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       Three Months Ended September 30, 1998 and 1999



1.  BASIS OF PRESENTATION

    The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to present fairly the financial position, results of operations and cash flows of Alliance Gaming Corporation ("Alliance" or the "Company") for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results which may be expected for any other interim period or for the year as a whole. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's annual report on Form 10-K as amended for the year ended June 30, 1999. All intercompany accounts and transactions have been eliminated in consolidation.

    The accompanying condensed consolidated financial statements at June 30, 1999 were derived from audited consolidated financial statements, but do not include all disclosures required under generally accepted accounting principles. Certain reclassifications have been made to prior period financial statements to conform with current period presentation.

2.  INVENTORIES

    Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Cost elements included for work-in-process and finished goods include raw materials, freight, direct labor and manufacturing overhead.

    Inventories, net of reserves, consist of the following at June 30, 1999 and September 30, 1999:

                                                   June 30,   Sept. 30,
                                                     1999       1999
                                                        (in 000's)

          Raw materials                            $16,676     $17,938
          Work-in-process                            2,057       1,510
          Finished goods                            27,405      31,203
                                                    ------      ------
                Total inventories                  $46,138     $50,651
                                                   =======     =======

3.  DEBT, LINES OF CREDIT

    Long-term debt at June 30, 1999 and September 30, 1999 consists of the following:

                                                          June 30,   Sept. 30,
                                                            1999       1999
                                                               (in 000's)
      10% Senior Subordinated Notes due 2007, net of
        unamortized discount of $702,000 and $689,000    $149,298    $149,311
      Term loan facilities:
          Tranche B Term Loan                              72,380      72,250
          Tranche C Term Loan                              38,744      38,666
          Delayed Draw Term Facility                       24,372      24,329
      Revolving Credit Facility                            32,200      50,062
      Other, secured by related equipment                   1,712       1,632
                                                          -------     -------
                                                          318,706     336,250
      Less current maturities                               1,927       1,944
                                                          -------     -------
      Long-term debt, less current maturities            $316,779    $334,306
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

    The Revolving Credit Facility also allows for German Deutschemark borrowings at the euro deutschmark rate plus 2.75% (or 5.7% at September 30, 1999). In an amendment to the bank credit agreement in October 1999, the Company has agreed to keep the interest rate at the highest level of the credit grid through December 31, 2000.

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

4.  INCOME TAXES

    The Company's effective tax rate for the three months ended September 30, 1998 and 1999 differs from the statutory rate of 35% due to state income taxes and the impact of taxes applicable to earnings of Bally Wulff. In addition, earnings at the Company's domestic subsidiaries cannot be fully offset by the utilization of net operating loss carryforwards.

5.  SUPPLEMENTAL CASH FLOW INFORMATION

    The following supplemental information is related to the unaudited condensed consolidated statements of cash flows. For the three months ended September 30, 1998 and 1999, the Company recorded the following significant non-cash items:
                                                Three months ended September 30,
                                                         1998       1999
                                                            (In 000's)
    Reclassify other assets to property, plant
      and equipment                                    $  108     $    93
    Dividends for Series E Special Stock                  406         442
    Reclassify inventory to equipment                     459       3,694
    Translation rate adjustment                         5,593       1,511
    Capitalized obligation incurred in acquisition
      of route asset                                      652           -
    Conversion of Series E Special Stock into common
     shares                                                -       11,098


6.  LEGAL PROCEEDINGS

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

    On July 20, 1999, Bally Gaming, Inc., sued International Game Technology in the United States District Court for the District of New Jersey. The suit alleged that provisions in IGT's contracts with Atlantic City casinos barred the casinos from acquiring progressive systems from IGT's competitors, thereby preserving IGT's monopoly in the lucrative Atlantic City progressive market, violating federal and state antitrust laws and common law policies against unfair competition and restraints of trade, and frustrating Bally's efforts to launch its Thrillions wide-area progressive system in Atlantic City. The lawsuit sought declaratory and injunctive relief, compensatory damages, and other relief. The parties have agreed to a settlement pursuant to which IGT will notify its Atlantic City customers that it will not enforce the challenged contract provisions, and Bally will seek dismissal of the suit.

    On August 30, 1999, Cardivan Company, a subsidiary of Jackpot Enterprises, Inc., filed an action in federal court in Nevada against Raley's and Albertson's, Inc., in which Cardivan sought to forestall the loss of its slot machine operations at fifteen Albertson's grocery stores in the Las Vegas area after Albertson's, Cardivan's customer, sold the stores to Raley's, with whom Alliance subsidiary United Coin Machine Co. has an exclusive contract. The federal court granted a preliminary injunction allowing Cardivan to continue operating machines at Raley's before trial, effectively preventing United Coin, though not a party to the lawsuit, from operating its machines there pursuant to its contract with Raley's. After the federal court granted the preliminary injunction, Anchor Gaming moved to intervene and to have the preliminary injunction extended to prohibit Raley's from removing Anchor's slot machines at four other stores that Albertson's sold to Raley's. The federal court granted the motion, allowing Anchor to intervene. United Coin likewise moved to intervene, but the court denied the motion. Raley's and Albertson's motions for summary judgment were heard on November 10, 1999, and trial has been set on an expedited basis for December 7, 1999. United Coin appealed the federal court's denial of its motion to intervene to the Ninth Circuit Court of Appeals, but the court of appeals has not yet acted. On September 23, 1999, United Coin sued Cardivan Company and Anchor Gaming in Nevada state court for interference with contractual relations and Albertson's and Raley's for breach of contract. The state court denied United Coin's motions for preliminary relief, deferring to the federal court. The state court also denied Cardivan's motion for summary judgment on November 2, 1999. The Company intends to continue vigorously pursuing its rights and remedies in both cases.

    The Company is also a party to various lawsuits relating to routine matters incidental to its business. Management does not believe that the outcome of such litigation, including the matters above, in the aggregate, will have a material adverse effect on the Company.


7.  COMPREHENSIVE INCOME

    As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting of comprehensive income and its components; however, the adoption of SFAS had no impact on the Company's net income or stockholders' equity (deficiency). SFAS 130 requires the changes in the cumulative translation adjustment account (which is a component of stockholders' deficiency) to be included as a component of other comprehensive income.

    During  the  three  months  ended   September  30,  1998  and  1999,   total
    comprehensive income amounted to $3.1 million and $2.1 million respectively.

8.  SHARE REPURCHASE  PLAN

    In January 1999 the Company's Board of Directors approved a share repurchase plan for up to 1.18 million shares of its Common Stock. Under the plan, subject to price and market conditions, purchases of shares will be made from time to time during calendar 1999 in the open market or in privately negotiated transactions. As of September 30, 1999, the Company had approximately 83,000 shares of common stock in treasury at a cost of $508,000. The Company intends to use the acquired common stock to satisfy obligations pursuant to the exercise of stock options under the Company's stock option plans.

9.  REVERSE STOCK SPLIT

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

10. EARNINGS PER SHARE

    Basic  earnings  per share  (EPS) is  computed  by  dividing  income  (loss)
    applicable to common shares (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of Diluted EPS is similar to Basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Stock options and warrants are reflected in Diluted EPS by application of the "Treasury Stock Method" which reduces the dilutive effect by assuming that any proceeds from the exercise of the options and warrants would be used to purchase common shares at the average market price during the period. Series E Special Stock is reflected in Diluted EPS by application of the "If-Converted Method" which assumes full conversion at the beginning of the period.



    The computation of Basic and Diluted EPS is as follows:

                                             Three months ended September 30, 1998
                                            Income (Loss)   Average Shares
                                             (Numerator)    (Denominator)      EPS

                                                  (In 000's except share data)
         Basic EPS
         Net loss                              $ (2,276)
         Special Stock dividends                   (406)

         Loss applicable to common shares        (2,682)        9,423       $(0.28)

         Effect of Dilutive Securities (a)
         Stock options                                -            -
         Warrants                                     -            -
         Convertible Series E Special Stock           -            -
                                                 ------        ------

         Diluted EPS                           $ (2,682)        9,423       $(0.28)

    (a) Stock options outstanding to purchase 11,000 common shares and Series E Special Stock convertible into 674,000 common shares were not included in the computation of Diluted EPS because to do so would have been anti-dilutive. Additionally, stock options outstanding to purchase 1,522,000 common shares and warrants exercisable for 2,294,000 common shares were not included in the computation of Diluted EPS because either (i) the exercise price was greater than the average market price of the common shares during the period or (ii) the contingent issue price was greater that the market price of the common shares at the end of the period.


                                             Three months ended September 30, 1999
                                            Income (Loss)   Average Shares
                                             (Numerator)    (Denominator)      EPS
         Basic EPS
         Net income                              $ 445
         Special Stock dividends                     -
                                                  ----

         Income applicable to common shares        445          10,156      $ 0.04

         Effect of Dilutive Securities (a)
         Stock options                               -              15
         Warrants                                    -               -
         Convertible Series E Special Stock          -             225
                                                  ----          ------

         Diluted EPS                             $ 445          10,396      $ 0.04

    (a) Stock options outstanding to purchase about 1,479,000 common shares and warrants exercisable for 929,000 common shares were not included in the computation of Diluted EPS because either (i) the exercise price was greater than the average market price of the common shares during the period or (ii) the contingent issue price was greater that the market price of the common shares at the end of the period




11. SEGMENT AND GEOGRAPHICAL INFORMATION

    The Company operates in four business segments: (i) Gaming Equipment and Systems designs, manufactures and distributes gaming machines and computerized monitoring systems for gaming machines, (ii) Wall Machines and Amusement Games designs, manufactures and distributes wall-mounted gaming machines and distributes third party manufactured amusement games, (iii) Route Operations owns and manages a significant installed base of gaming machines, and (iv) Casino Operations owns and operates two regional casinos. Operating income is the primary measure used in assessing segment performance. Corporate office costs are generally not allocated except where those costs can be specifically identified with a segment.

    The tables below presents information as to the Company's revenues and operating income:

                                               Three Months Ended September 30,
                                                       1998        1999
                                                          (In $000's)
           Revenues:
             Gaming Equipment and Systems           $ 21,942    $ 39,784
             Wall Machines and Amusement Games        20,611      14,676
             Route Operations                         40,004      46,052
             Casino Operations                        16,214      16,690
                                                     -------     -------
           Total revenues                           $ 98,771    $117,202
                                                    ========    ========

           Intersegment revenues:
             Gaming Equipment and Systems             $  177     $ 5,427
             Wall Machines and Amusement Games            28          16
             Route Operations                              -           -
             Casino Operations                             -           -
                                                       -----     -------
           Total intersegment revenues                $  205     $ 5,443
                                                      ======     =======

           Operating income:
             Gaming Equipment and Systems             $  147     $ 5,003
             Wall Machines and Amusement Games         2,157      (1,830)
             Route Operations                          3,076       3,029
             Casino Operations                         4,862       5,964
             Corporate/other                          (3,932)     (3,769)
                                                      ------      ------
           Total operating income                    $ 6,310     $ 8,397
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


    The table below presents information as to the Company's revenues and operating income by geographic region:

                                         Three Months Ended September 30,
                                                 1998        1999
                                                    (In $000's)
         Revenues:
             United States                    $ 73,515    $ 94,580
             Germany                            23,366      16,946
         Other foreign                           1,890       5,676
                                               -------     -------
         Total revenues                       $ 98,771    $117,202
                                              ========    ========

         Operating income:
             United States                     $ 3,979     $10,372
             Germany                             2,180      (2,007)
         Other foreign                             151          32
                                                ------      ------
         Total operating income                $ 6,310     $ 8,397
                                               =======     =======

12. UNAUDITED CONSOLIDATING FINANCIAL STATEMENTS

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

                          CONSOLIDATING BALANCE SHEETS
                                  June 30, 1999
                                   (In 000's)

                                                                            Alliance
                                                                             Gaming
                                      Parent and       Non-                Corporation
                                     Guaranteeing  Guaranteeing  Elimina-      and
                                     Subsidiaries  Subsidiaries    tions   Subsidiaries
ASSETS
Current assets:
  Cash and cash equivalents              $ 6,065    $ 10,865   $            $  16,930
  Accounts and notes receivable, net      46,423      50,917      (4,675)      92,665
  Inventories, net                        30,513      16,154        (529)      46,138
  Other current assets                     8,510       2,913                   11,423
                                          ------      ------      ------      -------
     Total current assets                 91,511      80,849      (5,204)     167,156
                                         -------      ------      ------      -------
Long-term notes receivable, net           99,961       1,797     (95,976)       5,782
Leased equipment, net                      3,923       7,058                   10,981
Property, plant and equipment, net        41,880      32,279                   74,159
Excess of costs over net assets of
  acquired businesses, net                38,904      18,689                   57,593
Intangible assets, net                    26,448         406                   26,854
Investments in subsidiaries               86,993                 (86,993)
Other assets, net                         25,312      (7,337)     (4,193)      13,782
                                         -------     -------     -------      -------
                                        $414,932    $133,741   $(192,366)    $356,307
                                        ========    ========   ==========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable                       $14,706     $ 2,666   $             $ 17,372
  Accrued liabilities                     26,771      13,746      (1,321)      39,196
  Current maturities of long-term debt     6,175       3,299      (7,547)       1,927
                                          ------      ------      ------       ------
     Total current liabilities            47,652      19,711      (8,868)      58,495
                                          ------      ------      ------       ------
Term loan facilities                     134,096                              134,096
Senior Subordinated Notes due 2007, net  149,298                              149,298
Other long-term debt, less current
  maturities                             104,826      24,379     (95,820)      33,385
Other liabilities                          7,370       2,330        (242)       9,458
                                          ------      ------      ------       ------
     Total liabilities                   443,242      46,420    (104,930)     384,732
                                         -------      ------     -------      -------
Minority interest                          1,983                                1,983
Commitments and contingencies
Stockholders' equity (deficiency):
  Series E Special Stock                  15,380                               15,380
  Common Stock                               979      17,832     (17,832)         979
  Treasury stock                            (522)                                (522)
  Additional paid-in capital             129,991      68,700     (68,700)     129,991
  Accumulated other comprehensive loss   (15,845)    (16,143)     16,002      (15,986)
  Retained earnings (accumulated
    deficit)                            (160,276)     16,932     (16,906)    (160,250)
                                         -------      ------     -------     --------
    Total stockholders' equity
      (deficiency)                       (30,293)     87,321     (87,436)     (30,408)
                                         -------      ------     -------      -------
                                        $414,932    $133,741   $(192,366)    $356,307
                                        ========    ========   ==========    ========


                              See accompanying unaudited note.

                          CONSOLIDATING BALANCE SHEETS
                               September 30, 1999
                                   (In 000's)

                                                                            Alliance
                                                                             Gaming
                                      Parent and       Non-                Corporation
                                     Guaranteeing  Guaranteeing  Elimina-      and
                                     Subsidiaries  Subsidiaries    tions   Subsidiaries
ASSETS
Current assets:
  Cash and cash equivalents             $  9,078    $ 13,116    $            $ 22,194
  Accounts and notes receivable, net      50,001      50,255      (4,650)      95,606
  Inventories, net                        35,515      15,665        (529)      50,651
  Other current assets                     7,787       3,597                   11,384
                                          ------      ------      ------      -------
   Total current assets                  102,381      82,633      (5,179)     179,835
                                         -------     -------      ------      -------
Long-term notes receivable, net          101,239       1,571     (97,407)       5,403
Leased equipment, net                      6,537       7,103                   13,640
Property, plant and equipment, net        42,069      33,433                   75,502
Excess of costs over net assets of
  acquired businesses, net                38,640      19,107                   57,747
Intangible assets, net                    25,599         405                   26,004
Investment in subsidiaries                85,446                 (85,446)
Other assets, net                         26,612      (9,785)     (3,109)      13,718
                                         -------     -------     -------      -------
                                        $428,523    $134,467   $(191,141)    $371,849
                                        ========    ========   =========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable                      $ 17,301    $  2,359    $            $ 19,660
  Accrued liabilities                     20,948      13,718      (1,613)      33,053
  Current maturities of long-term debt     4,712       3,367      (6,135)       1,944
                                          ------      ------      ------       ------
   Total current liabilities              42,961      19,444      (7,748)      54,657
                                         -------     -------      ------      -------
Term loan facilities                     133,845                              133,845
Senior Subordinated Notes due 2007, net  149,311                              149,311
Other long-term debt, less current
  maturities                             121,518      26,917     (97,285)      51,150
Other liabilities                          7,267       2,330        (215)       9,382
                                         -------     -------     -------      -------
   Total liabilities                     454,902      48,691    (105,248)     398,345
                                         -------     -------    --------      -------
Minority interest                          1,337                                1,337
Commitments and contingencies
Stockholders' equity (deficiency):
  Series E Special Stock                   4,724                                4,724
  Common Stock                             1,034      17,832     (17,832)       1,034
  Treasury stock                            (508)                                (508)
  Additional paid-in capital             141,030      68,700     (68,700)     141,030
  Accumulated other comprehensive income (14,167)    (14,472)     14,331       (14,308)
  Retained earnings (accumulated
    deficit)                            (159,829)     13,716     (13,692)    (159,805)
                                        --------     -------    --------     --------
   Total stockholders' equity
     (deficiency)                        (27,716)     85,776     (85,893)     (27,833)
                                         -------     -------     -------     --------
                                        $428,523    $134,467   $(191,141)    $371,849
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

                    CONSOLIDATING STATEMENTS OF OPERATIONS

                      Three Months Ended September 30, 1998
                                   (In 000's)

                                                                            Alliance
                                                                             Gaming
                                      Parent and       Non-                Corporation
                                     Guaranteeing  Guaranteeing  Elimina-      and
                                     Subsidiaries  Subsidiaries    tions   Subsidiaries
Revenues:
  Gaming equipment and systems           $20,171     $ 3,072     $(1,301)     $21,942
  Wall machines and amusement games                   20,622         (11)      20,611
  Route operations                        34,889       5,115                   40,004
  Casino operations                        3,307      12,907                   16,214
                                          ------      ------      ------       ------
                                          58,367      41,716      (1,312)      98,771
Costs and expenses:
  Cost of gaming equipment and systems    10,791       2,350      (1,301)      11,840
  Cost of wall machines and amusement
    games                                             12,079         (11)      12,068
  Cost of route operations                27,816       3,313                   31,129
  Cost of casino operations                2,039       4,777                    6,816
  Selling, general and administrative     11,837       9,175                   21,012
  Research and development                 3,436         758                    4,194
  Depreciation and amortization            3,672       1,730                    5,402
                                          ------      ------      ------        -----
                                          59,591      34,182      (1,312)      92,461

Operating income                          (1,224)      7,534                    6,310

Earnings in consolidated subsidiaries      5,102                  (5,102)

Other income (expense):
  Interest income                            315         104        (187)         232
  Interest expense                        (7,701)       (389)        187       (7,903)
  Rainbow royalty                          1,507                  (1,507)
  Minority interest                         (539)                                (539)
  Other, net                                 (13)       (179)                    (192)
                                          ------      ------      ------       ------

Income (loss) before income taxes         (2,553)      5,563      (5,102)      (2,092)
Income tax benefit (provision)               277        (461)                    (184)
                                          ------      ------      ------      -------
Net income (loss)                         (2,276)      5,102      (5,102)      (2,276)
Special Stock dividends                     (406)                                (406)
                                          ------      ------       ------      ------
Net income (loss)applicable to common
  shares                                 $(2,682)     $5,102     $(5,102)     $(2,682)
                                         ========     ======     ========     ========



                        See accompanying unaudited note.

                     CONSOLIDATING STATEMENTS OF OPERATIONS

                      Three Months Ended September 30, 1999
                                   (In 000's)

                                                                            Alliance
                                                                             Gaming
                                      Parent and       Non-                Corporation
                                     Guaranteeing  Guaranteeing  Elimina-      and
                                     Subsidiaries  Subsidiaries    tions   Subsidiaries
Revenues:
  Gaming equipment and systems           $37,524     $ 7,284     $(5,024)     $39,784
  Wall machines and amusement games                   14,676                   14,676
  Route operations                        41,231       4,821                   46,052
  Casino operations                        4,128      12,562                   16,690
                                          ------      ------      ------       ------
                                          82,883      39,343      (5,024)     117,202
Costs and expenses:
  Cost of gaming equipment and systems    21,056       6,061      (5,024)      22,093
  Cost of wall machines and amusement
    games                                  9,954                                9,954
  Cost of route operations                33,532       3,116                   36,648
  Cost of casino operations                2,112       4,507                    6,619
  Selling, general and administrative1     4,736       8,882                   23,618
  Research and development                 2,811         738                    3,549
  Depreciation and amortization            4,417       1,907                    6,324
                                          ------      ------      ------       ------
                                          78,664      35,165      (5,024)     108,805

Operating income                           4,219       4,178                    8,397

Earnings in consolidated subsidiaries      1,947                  (1,947)

Other income (expense):
  Interest income                            135         107        (128)         114
  Interest expense                        (7,465)       (438)        126       (7,777)
  Rainbow royalty                          1,475                  (1,475)
  Minority interest                         (468)                                (468)
  Other, net                                 315         (59)                     256
                                           -----       -----       -----        -----
Income before income taxes                   158       2,313      (1,949)         522
Income tax benefit (provision)               289        (366)                     (77)
                                           -----       -----       -----        -----

Net income applicable to common shares    $  447      $1,947     $(1,949)      $  445
                                          ======      ======     ========      ======


                            See accompanying unaudited note.

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                      Three Months Ended September 30, 1998
                                   (In 000's)

                                                                             Alliance
                                                                              Gaming
                                       Parent and       Non-                Corporation
                                      Guaranteeing  Guaranteeing  Elimina-      and
                                      Subsidiaries  Subsidiaries    tions   Subsidiaries
Net cash provided by (used in)
  operating activities                   $(6,904)     $11,558      $(623)     $4,031
                                         -------      -------      -----      ------
Cash flows from investing activities:
  Additions to property and equipment     (2,732)        (751)                (3,483)
  Proceeds from disposal of property and
    equipment                                 28            8                     36
  Additions to other long term assets     (2,008)                             (2,008)
                                          ------       ------      -----      ------
    Net cash used in investing activities (4,712)        (743)                (5,455)
                                          ------       ------      -----      ------
Cash flows from financing activities:
  Reduction of long-term debt               (355)        (735)       623        (467)
  Net change in lines of credit              300                                 300
  Proceeds from exercise of stock options
    and warrants                           4,843                   4,843
  Dividends received (paid)               12,862      (12,862)
                                          ------      -------      -----       -----
    Net cash provided by (used in)
      financing activities                17,650      (13,597)       623       4,676
                                          ------      -------       ----      ------

Effect of exchange rate changes on cash                   177                    177

Cash and cash equivalents:
  Increase (decrease) for period           6,034       (2,605)                 3,429
  Balance, beginning of period             8,609       14,878                 23,487
                                          ------       ------      -----      ------
  Balance, end of period                 $14,643      $12,273    $           $26,916
                                         =======      =======    =======     =======



                                 See accompanying unaudited note.

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                      Three Months Ended September 30, 1999
                                   (In 000's)


                                                                              Alliance
                                                                               Gaming
                                        Parent and       Non-                Corporation
                                       Guaranteeing  Guaranteeing  Elimina-      and
                                       Subsidiaries  Subsidiaries    tions   Subsidiaries
Net cash provided by (used in)
  operating activities                   $(10,996)     $ 5,587     $ (676)     $(6,085)
                                         --------      -------     ------      -------
Cash flows from investing activities:
  Additions to property and equipment      (2,794)      (1,708)                 (4,502)
  Proceeds from disposal of property and
    equipment                                  27                                   27
  Additions to other long term assets      (1,158)         (29)                 (1,187)
                                           ------       ------      -----       ------
    Net cash used in investing activities  (3,952)      (1,710)                 (5,662)
                                           ------       ------      -----       ------
Cash flows from financing activities:
   Reduction of long-term debt               (251)        (812)       676         (387)
  Net change in lines of credit            14,500        2,721                  17,221
  Proceeds from exercise of stock options
    and warrants                               10                                   10
  Dividends received (paid)                 3,700       (3,700)
                                           ------       ------      -----       ------
    Net cash provided by (used in)
      financing activities                 17,959       (1,791)       676       16,844
                                          -------       ------       ----       ------

Effect of exchange rate changes on cash         2          165                     167

Cash and cash equivalents:
  Increase (decrease) for period            3,013        2,251                   5,264
  Balance, beginning of period              6,065       10,865                  16,930
                                           ------      -------      -----      -------
  Balance, end of period                  $ 9,078      $13,116     $           $22,194
                                          =======      =======     ======      =======


                              See accompanying unaudited note.

Debt and Lines of Credit

Long-term debt and lines of credit at June 30, 1999 consist of the following :

                                                                               Alliance
                                                                                Gaming
                                        Parent and       Non-                 Corporation
                                       Guaranteeing  Guaranteeing  Elimina-       and
                                       Subsidiaries  Subsidiaries    tions    Subsidiaries
                                                        (in 000's)
10% Senior Subordinated Notes due
    2007, net of unamortized discount   $149,298         $          $            $149,298
Term loan facilities:
  Tranche B Term Loan                     72,380                                   72,380
  Tranche C Term Loan                     38,744                                   38,744
  Delayed Draw Term Facility              24,372                                   24,372
Revolving Credit Facility                 12,900         19,300                    32,200
Intercompany notes payable                96,701          6,666      (103,367)
Other                                      1,712                                    1,712
                                         -------         ------      --------     -------
                                         394,395         27,678      (103,367)    318,706
Less current maturities                    6,175          3,299        (7,547)      1,927
                                         -------         ------       -------     -------
Long-term debt, less current
  maturities                            $388,220        $24,379      $(95,820)   $316,779
                                        ========        =======      ========    ========



Long-term debt and lines of credit at September 30, 1999 consist of the following:

                                                                               Alliance
                                                                                Gaming
                                        Parent and       Non-                 Corporation
                                       Guaranteeing  Guaranteeing  Elimina-       and
                                       Subsidiaries  Subsidiaries    tions    Subsidiaries
                                                           (in 000's)
10% Senior Subordinated Notes due
    2007, net of unamortized discount   $149,311       $            $            $149,311
Term loan facilities:
  Tranche B Term Loan                     72,250                                   74,250
  Tranche C Term Loan                     38,666                                   38,666
  Delayed Draw Term Facility              24,329                                   24,329
Revolving Credit Facility                 27,400         22,662                    50,062
Intercompany notes payable                97,430          5,990      (103,420)
Other                                      1,632                                    1,632
                                         -------        -------      --------     -------
                                         409,386         30,284      (103,420)    336,250
Less current maturities                    4,712          3,367        (6,135)      1,944
                                         -------        -------       -------     -------
Long-term debt, less current
  maturities                            $404,674        $26,917      $(97,285)   $334,306
                                        ========        =======      =========   ========


                            See accompanying unaudited note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At September 30, 1999, based on the terms of the $90.0 million Revolving Credit Facility, the Company would have been able to borrow $73.7 million, of which the Company had borrowings of approximately $50.1 million outstanding. The borrowing base for the revolving credit facility consists of eligible receivables and inventory, as defined in the credit agreement.

At September 30, 1999, the Company had $22.2 million in cash and cash equivalents and $23.6 million in unborrowed availability on its revolving credit facility pursuant to the borrowing base limitations contained in the credit agreement. In addition, the Company had working capital of approximately $125.2 million, an increase of approximately $16.5 million from June 30, 1999, which is explained below. Consolidated cash and cash equivalents at September 30, 1999 includes approximately $16.9 million of cash which is utilized in Casino and Route Operations which is held in vaults, cages or change banks.

The Company is in compliance with the financial and maintenance covenants under both the credit agreement for the Bank Facility as amended and the Indenture for the Senior Subordinated Notes.

Management believes that cash flow from operating activities, cash and cash equivalents held and the availability under the revolving credit facility will provide the Company with sufficient capital resources and liquidity for ongoing operating needs. At September 30, 1999, the Company had commitments for capital expenditures of approximately $3.0 million related to the completion of the Rainbow Casino expansion project.

Working Capital

During the three months ended September 30, 1999, working capital increased $16.9 million to $125.3 million. The primary fluctuations in working capital were: (i) an increase in accounts receivable resulting from greater revenues at the Bally Gaming and Systems business unit, (ii) an increase in inventory due to a larger number of product platforms to support at Bally Gaming and Systems,
(iii) a decrease in accrued liabilities due to payments of accrued interest payable, (v) the impact of foreign exchange fluctuations between the dollar and the deutschemark on all working capital categories, (vi) increases in accounts payable based on the increase in inventory levels and timing of payments, and
(vii) the corresponding impact of the above listed items on cash and cash equivalents.

Cash Flow

During the three months ended September 30, 1999 the Company used $6.1 million of cash in operating activities resulting from net increases in accounts receivable and inventory and a decrease in accrued liabilities, partially offset by net income, an increase in depreciation and amortization and an increase in accounts payable.

During the three months ended September 30, 1999 the Company used $5.7 million of cash in investing activities primarily resulting from $4.5 million in capital expenditures and $1.2 million in additions to other long-term assets including, $0.3 million of payments made in acquiring the rights to manufacture and distribute several gaming products, and $0.4 million of payments in acquiring gaming rights of route locations.

During the three months ended September 30, 1999, $16.8 million was provided by financing activities primarily resulting from additional borrowings from the Company's revolving credit facility of $17.2, partially offset by $0.4 million used to reduce the Company's long-term debt.

The following is a summary of the Company's earnings before interest, taxes, depreciation and amortization (EBITDA) by business unit:

                                          Three Months Ending September 30,
                                                  1998        1999
                                                     (In $000's)

Bally Gaming and Systems                       $   960     $ 6,785
Wall Machines and Amusement Games                3,145        (610)
Route Operations                                 5,678       5,423
Casino Operations                                5,442       6,473
Corporate Administrative Expenses               (3,513)     (3,350)
                                               -------     -------
    EBITDA                                     $11,712     $14,721
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

Sale of Route and Casino Businesses, Bally Wulff matters and bank amendment

The Company has retained investment bankers to explore the sale of its Nevada and Louisiana Route businesses and its Mississippi and Nevada Casino businesses which will enable management to focus on its core gaming machine and systems businesses. The sales are conditioned on receiving offers acceptable to the Company. The net proceeds from the sale of these non-core assets will be used in part to repay the Company's bank debt. To facilitate the disposition of the businesses, the Company has obtained an amendment to its bank credit agreement. The amendment provides the lenders' consent to sell the businesses and provides other financial flexibility to the Company. In addition, the bank amendment provides that if the Company should elect to sell any of its non-core businesses, any restructuring charges that may be incurred as a result of the sales may be excluded from the determination of EBITDA used in the calculation of the various financial covenant ratios.

The Company is also exploring various alternatives to return its Bally Wulff operations to higher levels of profitability. The amendment to the credit agreement provides the lenders' consent to a restructuring of the Bally Wulff legal entities. In addition, the bank amendment provides that if the Company should elect to effect a restructuring in Germany, any restructuring charges that may be incurred at Bally Wulff as a result of the restructuring may be excluded from the determination of EBITDA used in the calculation of the various financial covenant ratios.

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

The Year 2000 issue has an impact on both information technology ("IT") systems and non-IT systems, such as its manufacturing systems and physical facilities including, but not limited to, security systems and utilities. Although management believes that a majority of the Company's IT systems are Year 2000 ready, certain systems still have to be tested for Year 2000 readiness. The Company plans to replace or upgrade those systems that are identified as non-Year 2000 ready during the remainder of calendar 1999. Certain IT systems previously identified as non-Year 2000 compliant are being upgraded or replaced. Most of the systems identified have already been replaced. The Company is in the process of completing the replacement on a system at its Louisiana route, and one at its Rail City Casino. Both of these are underway and expected to be in place by December 31, 1999. The Company has also completed the first significant phase of its Year 2000 compliance on personal computer equipment, and expects to achieve compliance by December 31, 1999. Non-IT system issues are more difficult to identify and resolve. The Company continues to identify non-IT Year 2000 issues concerning its products and services, as well as its physical facility locations. All non-IT areas identified are included in the company's formal action plans to ensure minimal disruption to its business processes. Management engaged outside consultants to assist and advise management in its assessment process and has implemented their recommendations. A centralized project management organization has been established to lead the Company through its Year 2000 efforts. This organization includes dedicated outside resources and internal business representatives. Although management believes that its efforts will be successful and the costs will be immaterial (currently estimated between $400,000 to $500,000 of which approximately $320,000 has been spent as of September 30, 1999) to its consolidated financial position and results of operations, it also recognizes that any failure or delay could cause a disruption in its business and have a significant financial impact. To minimize this potential impact, the Company has drafted Contingency Plans to support critical business processes for each of its business units. The Company is now finalizing those plans and assigning management responsibility for the tasks involved, including the development of a Corporate Management Response Team and a Year 2000 Recovery Administrator, and expects to complete this by November 30, 1999.

The Company has also initiated efforts to ensure the Year 2000 readiness of its products and services. As part of its assessment of current products and services, the Company has upgraded all current Bally Systems SDS customers to version 7.0 software, for which the Company developed a Year 2000 compliance "patch" which is being distributed. Version 7.1 of the software is Year 2000 compliant and is currently authorized for installation. Customers are also being advised that the IBM or Unix operating systems they are using must also be upgraded to versions that are Year 2000 compliant. Bally Systems has obtained the operating system upgrades from the vendors and has offered to assist users in installing the upgrade. The Company has also tested most of the current products manufactured in the United States and Germany in recent years to determine compliance with Year 2000. The Company is actively evaluating its strategy and legal obligations for any communication to its customers. The Gamblers Bonus system used in the Company's Nevada route operations has been tested and found to be Year 2000 compliant.

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

Results of Operations:

Three Months Ended September 30, 1998 and 1999

General

The Company operates through four business units: (i) gaming equipment and systems, (ii) wall machines and amusement games (consisting of the manufacture and distribution of wall-mounted gaming machines and distribution of other recreational and amusement machines), (iii) route operations and (iv) casino operations.

The following tables set forth the combined revenues and operating income (loss) for the four business units for the three months ended September 30, 1998 and 1999:

                                            1998       1999
                                               (In 000's)
Revenues:
  Bally Gaming and Systems              $ 21,942    $ 39,784
  Wall Machines and Amusement Games       20,611      14,676
  Route Operations                        40,004      46,052
  Casino Operations                       16,214      16,690
                                         -------     -------
Total Revenues                          $ 98,771   $ 117,202
                                        ========   =========

Operating income (loss):
  Bally Gaming and Systems              $    147     $ 5,003
  Wall Machines and Amusement Games        2,157      (1,830)
  Route Operations                         3,076       3,029
  Casino Operations                        4,862       5,964
  Corporate and Other                     (3,932)     (3,769)
                                          ------      ------
Total operating income:                  $ 6,310     $ 8,397
                                         =======     =======

Bally Gaming and Systems

For the quarter ended September 30, 1999, Bally Gaming and Systems reported revenues of $39.8 million, an 81% increase compared to revenues of $21.9 million in the prior year quarter. The improvement was due primarily to a $10.5 million increase in SDS 6000 game monitoring unit and related sales, a $3.1 million increase in recurring revenue sources and increases in units shipped and the average selling price of new gaming machines. Bally Gaming reported unit sales of approximately 3,000 new gaming machines, an increase of 44% compared to unit sales of approximately 2,100 in the prior year quarter, due primarily to an overall increase in market demand and the successful introduction of new products recently licensed in more jurisdictions. By market segment, Bally Gaming's unit sales for the quarter consisted of approximately 200 units to the Nevada and Atlantic City markets, 2,000 units to international markets and 800 units to riverboats, Native American and other domestic markets. Bally Gaming reported revenues from the sale of new gaming machines of $18.3 million, an increase of 61% compared to $11.4 million in the prior year quarter, due to higher unit volume and a 16% increase in average selling prices over the prior year quarter. Bally Systems reported revenues from SDS 6000 game monitoring unit and related sales of $15.2 million, an increase of 224% compared to revenues of $4.7 million in the prior year quarter. In addition, revenues from recurring revenue sources were $4.2 million, an increase of 284% compared to revenues of $1.1 million in the prior year quarter. At September 30, 1999 Bally Gaming and Systems had an installed base of approximately 1,700 gaming machines that earn revenue on a recurring basis compared to approximately 100 gaming machines at September 30, 1998.

Gross margin for the quarter ended September 30, 1999 decreased to 44% compared to 46% in the prior year quarter. The decrease was due primarily to an increase in royalty expense, higher cost of goods sold and a greater provision for inventory obsolescence in the current quarter, partially offset by a change in product mix to higher margin gaming machines and greater revenues from higher margin SDS Systems product and recurring revenue units. The gross margin for recurring revenue sources was 57% or $2.4 million.

For the quarter ended September 30, 1999, Bally Gaming and Systems reported operating income of $5.0 million compared to operating income of $0.1 million in the prior year quarter. The improvement resulted from higher revenues and lower research and development costs, partially offset by a decrease in gross margin percentage and higher selling, general and administrative costs including a higher provision for doubtful accounts, higher costs to support the recurring revenue units and higher costs from the start of commercial sales in Australia and an increase in depreciation expense as a result of the increase in the installed base of recurring revenue units. Research and development costs totaled $2.8 million, a decrease of 18 percent over the prior year quarter.

Wall Machines and Amusement Games

For the quarter ended September 30, 1999, the Wall Machines and Amusement Games business unit reported revenues of $14.7 million, a 29% decrease against the prior year quarter. The lower revenues resulted from a 28 percent decrease in shipments of new wall machines, a 17% decrease in the average selling price of new wall machines, a 10% decrease in leased machine revenues and a 37% decrease in amusement game distribution revenues. The foreign currency fluctuation between the dollar and the deutschmark decreased revenues by $0.6 million and increased EBITDA by less than $0.1 million in the quarter ended September 30, 1999. The Company believes that the soft demand for new wall machines is due to the potential changes in the laws regulating wall machines. The soft demand will likely remain until the outcome of the proposed law changes is known. The ultimate outcome and timing of the proposed changes is not determinable at this time.

Wall Machines and Amusement Games continued to expand its leasing program whereby new wall machines are leased to customers pursuant to operating leases. These leases provide Wall Machines and Amusement Games with a stream of revenues and cash flow over the life of the leases, which range from six months to three and one half years. As of September 30, 1999 a total of 5,250 machines were deployed in the leasing plan compared to 4,500 deployed at September 30, 1998. The average monthly lease rate decreased by 6% compared to the prior year quarter due to competitive pricing pressures.

For the quarter ended September 30, 1998, gross profit margin decreased to 32% compared to 41% in the prior year quarter. This decrease was due to the unfavorable impact of a higher volume of trade-ins of used equipment and a lower fixed cost absorption rate, partially offset by sales of higher margin progressive jackpot machines. Wall Machines and Amusement Games reported an operating loss of $1.8 million compared to operating income of $2.2 million in the prior year quarter, due primarily to lower revenues and margins and increases in the provision for doubtful accounts and depreciation expense, partially offset by lower selling, general and administrative expenses, principally a decrease in marketing expenses.

Route Operations

For the quarter ended September 30, 1999, the Route Operations business unit reported revenues of $46.1 million, an increase of 15% compared to revenues of $40.0 million in the prior year quarter. Revenues for the Nevada operations increased 18% as net win per gaming machine per day increased to $58.30 from $52.60 in the prior year quarter, while the average number of gaming machines increased to 7,610 from 7,140 in the prior year quarter resulting primarily from machines added as a result of new locations and taking over the contracts to operate locations previously served by competitors. Revenues continue to be strong in Southern Nevada, particularly in Gamblers Bonus locations. As of September 30, 1999, the Gamblers Bonus product was installed in approximately 2,800 gaming machines at 260 locations statewide or 37% of the installed base of gaming machines. Revenues for the Louisiana operations decreased 6% due primarily to the July 1, 1999 closing of two OTB's that, pursuant to a prior vote, effective July 1, 1999 were required to close. This resulted in a 7% decrease in the average number of gaming units deployed to 670. This decrease was partially offset by a modest increase in net win per day per gaming machine to $77.40 from $77.00 in the prior year quarter.

For the quarter ended September 30, 1999, cost of revenues increased 18% to $36.6 million compared to $31.1 million in the prior year quarter. As a percentage of revenues, cost of revenues increased to 80% from 78% in the prior year quarter. Nevada route operations cost of revenues increased 20%, and as a percentage of revenues increased to 81% from 80% in the prior year quarter, due primarily to the lower margins in Southern Nevada route operations. The lower margins resulted primarily from the impact of the start-up costs for the Raley's stores where we can't operate and gaming machine rental costs which aggregated $1.0 million. Louisiana operations cost of revenues decreased 6%, and as a percentage of revenues remained consistent at 65% between quarters. The Route Operations business unit reported operating income of $3.0 million, a decrease of 2% compared to operating income of $3.1 million in the prior year quarter. The decrease in operating income resulted primarily from higher operating costs and higher selling, general and administrative expenses, primarily increased marketing costs at the Nevada route operations, partially offset by higher revenues.

Casino Operations

For the quarter ended September 30, 1999, the Casino Operations business unit reported revenues of $16.7 million, an increase of 3% compared to revenues of $16.2 million in the prior year quarter. This increase was a result of a 25% increase at the Rail City Casino partially offset by a 3 percent decrease at the Rainbow Casino. The revenue improvement at the Rail City Casino was attributable to an increase in the average gaming machine net win per day of 22% to $72 from $59 in the prior year quarter and an 11% increase in the average number of gaming machines, partially offset by a lower table games revenue. Rainbow Casino revenues decreased by 3% to $12.6 million as a result of an 11% decrease in the average number of gaming machines, partially offset by an 11 percent increase in net win per day per gaming machine to $170 from $153 in the prior year quarter. The decrease in revenues was attributable to the adverse impact of temporarily removing machines as part of the casino expansion and internal remodeling projects. The expansion space at the Rainbow Casino is expected to open during November 1999.

For the quarter ended September 30, 1999, the cost of revenues for Casino Operations decreased 3% to $6.6 million compared to $6.8 million in the prior year quarter and, as a percentage of revenues, improved to 40% from 42% in the prior year quarter. The Casino Operations business unit reported operating income of $5.9 million, an improvement of 23% compared to operating income of $4.9 million in the prior year quarter. Rainbow Casino operating income increased 12% to $5.0 million due primarily to lower selling, general and administrative costs, partially offset by the decrease in revenues. Rail City Casino operating income increased by 162% to $0.9 million due primarily to the increase in revenues, partially offset by an increase in selling, general and administrative costs, primarily gaming machine rent.

Consolidated

Total revenues for the quarter ended September 30, 1999 were $117.2 million, an increase of 19% compared to revenues of $98.8 million in the prior year quarter. The increase is due primarily to the aforementioned increases at the Bally Gaming and Systems, Route Operations and Casino Operations business units, partially offset by a decrease at the Wall Machines and Amusement Games business unit.

Cost of revenues for the quarter ended September 30, 1999 was $75.3 million, an increase of 22% compared to $61.9 million in the prior year quarter. Cost of revenues as a percentage of total revenues increased slightly to 64% from 63% in the prior year quarter. The increase was due primarily to the increases in costs as a percentage of revenues at the Bally Gaming and Systems, the Wall Machines and Amusement Games and the Route Operations business units, partially offset by an improvement in costs as a percentage of revenues at Casino Operations.

Selling, general and administrative expenses for the quarter ended September 30, 1999 were approximately $23.6 million, an increase of 12% compared to costs of $21.0 million for the prior year quarter. This increase is due to increases in expenses at the Bally Gaming and Systems and the Route Operations business units and an increase in the provision for doubtful accounts, partially offset by a decrease in Corporate expenses, primarily in payroll and related costs, and decreases in expenses at the Wall Machines and Amusement Games and the Casino operations business units.

Research and development costs for the quarter ended September 30, 1999 were approximately $3.5 million, a decrease of 15% compared to costs of $4.2 million in the prior year quarter. This decrease is due to decreases in costs at the Bally Gaming and Systems and the Wall Machines and Amusement Games business units.

Depreciation and amortization for the quarter ended September 30, 1999 was approximately $6.3 million, an increase of 17% compared to $5.4 million in the prior year quarter. The increase was due primarily to increases at the Bally Gaming and Systems and the Wall Machines and Amusement Games business units, partially offset by decreases at the Route Operations and Casino Operations business units.

Net Interest Expense and Income Taxes

Net interest expense in the three months ended September 30, 1999 remained constant at $7.7 million between quarters as a lower average amount of total borrowings was offset by slightly higher interest rates.

The Company recorded an income tax provision of $0.1 million in the 1999 quarter compared to an income tax provision of $0.2 million in the prior year quarter. The current quarter provision is due to various state income tax provisions.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCOSURES ABOUT MARKET RISK

Refer to Part 1, Item 7A of the Company's annual report on Form 10-K, as amended, for the fiscal year ended June 30, 1999. There have been no material changes in market risks since the prior fiscal year end.


                                          PART II

Item 1.   Legal Proceedings

          See "Notes to Unaudited Condensed Consolidated Financial Statements-
          5. Legal Proceedings" for a description of certain legal proceedings.

Item 6.   Exhibits and Reports on Form 8-K

          a.    Exhibits

          4.5 Third Amendment and Consent among Alliance Gaming Corporation, Bally Wulff Vertriebs GmbH, Bally Wulff Automaten GmbH and various lenders, and Credit Suisse First Boston as administrative agent, dated October 28, 1999 (omits certain confidential information that has been filed separately with the Commission pursuant to a Confidential Treatment Request)

          10.82 Amended and Restated Executive Employment Agreement, effective November 4, 1999 between the Company and Robert L. Miodunski

          27.1  Financial Data Schedule

          27.2  Restated Financial Data Schedule

          b.    Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



    ALLIANCE GAMING CORPORATION
         (Registrant)





    By      /s/ Robert Miodunski
          ----------------------------
          Chief Operating Officer
          (Principal Executive Officer)




    By      /s/ Scott D. Schweinfurth
          ----------------------------
          Sr. Vice President, Chief Financial
          Officer and Treasurer (Principal
          Financial and Accounting Officer)