Form 10-Q
period 1999-12-31
ALLIANCE GAMING CORP
filed 2000-02-14
CIK 2491

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 1999

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

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares of Common Stock, $0.10 par value, outstanding as of February 1, 2000 according to the records of the registrant's registrar and transfer agent was 10,336,272.

================================================================================

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1999

                                      INDEX

PART I. FINANCIAL INFORMATION                                                       PAGE
Item 1. Unaudited Financial Statements

        Unaudited Condensed Consolidated Balance Sheets as of June 30, 1999
             and December 31, 1999                                                    3

        Unaudited Condensed Consolidated Statements of Operations
             for the three months ended December 31, 1998 and 1999                    4

        Unaudited Condensed Consolidated Statements of Operations
             for the six months ended December 31, 1998 and 1999                      5

        Unaudited Condensed Consolidated Statements of Stockholders' Deficiency
             for the six months ended December 31, 1999                               6

        Unaudited Condensed Consolidated Statements of Cash Flows
             for the six months ended December 31, 1998 and 1999                      7

        Notes to Unaudited Condensed Consolidated Financial Statements                8

Item 2. Management's Discussion and Analysis of Financial Condition and Results
             of Operations                                                           25

Item 3. Quantitative and Qualitative Disclosures About Market Risk                   36


PART II.   OTHER INFORMATION

Item 1. Legal Proceedings                                                            36

Item 4. Submission of Matters to a Vote of Security Holders                          36

Item 6. Exhibits and Reports on Form 8-K                                             36


SIGNATURES                                                                           37

                                     PART 1

                           ALLIANCE GAMING CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In 000's, except share data)

                                                                               June 30,        Dec. 31,
                                                                                 1999            1999
                                                                              ---------       ---------
ASSETS
Current assets:
  Cash and cash equivalents                                                   $  16,930       $  27,952
  Accounts and notes receivable, net of allowance for doubtful
    accounts of $12,705 and $13,369                                              92,665          84,232
  Inventories, net of reserves of $7,077 and $6,192                              46,138          47,209
  Other current assets                                                           11,423          11,381
                                                                              ---------       ---------
    Total current assets                                                        167,156         170,774
                                                                              ---------       ---------
Long-term notes receivable, net of allowance for doubtful
  accounts of $991 and $945                                                       5,782           5,005
Leased equipment, net of accumulated depreciation of $5,111 and $7,256           10,981          17,822
Property, plant and equipment, net of accumulated depreciation
     of $51,686 and $56,235                                                      74,159          77,351
Excess of costs over net assets of acquired businesses, net of
  accumulated amortization of $4,604 and $5,555                                  57,593          56,494

Intangible assets, net of accumulated amortization of $18,351 and $20,946        26,854          24,888
Other assets, net reserves of $3,468 and $1,883                                  13,782          13,571
                                                                              ---------       ---------
        Total assets                                                          $ 356,307       $ 365,905
                                                                              =========       =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable                                                            $  17,372       $  17,853
  Accrued liabilities                                                            39,196          33,573
  Current maturities of long-term debt                                            1,927           1,055
                                                                              ---------       ---------
     Total current liabilities                                                   58,495          52,481
                                                                              ---------       ---------
Term loan facilities                                                            134,096         131,937
Senior Subordinated Notes due 2007, net                                         149,298         149,324
Other long-term debt, less current maturities                                    33,385          59,970
Other liabilities                                                                 9,458           9,321
                                                                              ---------       ---------
        Total liabilities                                                       384,732         403,033
                                                                              ---------       ---------

Minority interest                                                                 1,983           1,338
Commitments and contingencies
Stockholders' deficiency:
  Special Stock, 10,000,000 shares authorized:
      Series E, $100 liquidation value; 153,802 shares and 47,242
        shares issued and outstanding                                            15,380           4,624
  Common Stock, $.10 par value; 50,000,000 shares authorized;
      9,791,000 and 10,335,000 shares issued and outstanding                        979           1,034
  Treasury stock at cost, 85,300 shares and 83,000 shares                          (522)           (508)
  Additional paid-in capital                                                    129,991         141,130
  Accumulated other comprehensive loss                                          (15,986)        (17,765)
  Accumulated deficit                                                          (160,250)       (166,981)
                                                                              ---------       ---------
    Total stockholders' deficiency                                              (30,408)        (38,466)
                                                                              ---------       ---------
               Total liabilities and stockholders' deficiency                 $ 356,307       $ 365,905
                                                                              =========       =========

       See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In 000's, except per share data)

                                                         Three Months Ended
                                                             December 31,
                                                       -------------------------
                                                         1998            1999
                                                       ---------       ---------
Revenues:
    Gaming equipment and systems                       $  22,499       $  30,591
    Wall machines and amusement games                     23,769          19,542
    Route operations                                      42,750          48,240
    Casino operations                                     14,892          16,114
                                                       ---------       ---------
                                                         103,910         114,487
                                                       ---------       ---------
Costs and expenses:
    Cost of gaming equipment and systems                  13,394          17,893
    Cost of wall machines and amusement games             14,674          11,157
    Cost of route operations                              33,516          38,007
    Cost of casino operations                              6,504           6,562
    Selling, general and administrative                   27,866          27,867
    Research and development                               3,976           3,329
    Depreciation and amortization                          5,757           6,701
    Unusual items                                             --             526
                                                       ---------       ---------
                                                         105,687         112,042
                                                       ---------       ---------
Operating (loss) income                                   (1,777)          2,445

Other income (expense):
    Interest income                                          141             112
    Interest expense                                      (7,502)         (8,715)
    Minority interest                                       (509)           (459)
    Other, net                                              (355)           (381)
                                                       ---------       ---------
Loss before income taxes                                 (10,002)         (6,998)

Income tax benefit (provision)                               245            (178)
                                                       ---------       ---------
Net loss                                                  (9,757)         (7,176)

Special Stock dividends                                     (418)             --
                                                       ---------       ---------
Net loss applicable to common shares                   $ (10,175)      $  (7,176)
                                                       =========       =========
Basic and diluted loss per share:                      $   (1.04)      $   (0.70)
                                                       =========       =========
Weighted average common shares outstanding                 9,789          10,252
                                                       =========       =========
Weighted average common and common
     share equivalents outstanding                         9,789          10,252
                                                       =========       =========

       See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In 000's, except per share data)

                                                          Six Months Ended
                                                             December 31,
                                                       -------------------------
                                                         1998            1999
                                                       ---------       ---------
Revenues:
    Gaming equipment and systems                       $  44,441       $  70,375
    Wall machines and amusement games                     44,380          34,218
    Route operations                                      82,754          94,292
    Casino operations                                     31,106          32,804
                                                       ---------       ---------
                                                         202,681         231,689
                                                       ---------       ---------
Costs and expenses:
   Cost of gaming equipment and systems                   25,234          39,986
   Cost of wall machines and amusement games              26,742          21,111
   Cost of route operations                               64,645          74,655
   Cost of casino operations                              13,320          13,181
   Selling, general and administrative                    48,903          51,485
   Research and development                                8,145           6,878
   Depreciation and amortization                          11,159          13,025
   Unusual items                                              --             526
                                                       ---------       ---------
                                                         198,148         220,847
                                                       ---------       ---------
Operating income                                           4,533          10,842

Other income (expense):
    Interest income                                          373             226
    Interest expense                                     (15,405)        (16,492)
    Minority interest                                     (1,048)           (927)
    Other, net                                              (547)           (125)
                                                       ---------       ---------
Loss before income taxes                                 (12,094)         (6,476)
Income tax (provision) benefit                                61            (255)
                                                       ---------       ---------
Net loss                                                 (12,033)
                                                                          (6,731)

Special Stock dividends                                     (824)             --
                                                       ---------       ---------
Net loss applicable to common shares                   $ (12,857)      $  (6,731)
                                                       =========       =========
Basic and diluted loss per share:
                                                       $   (1.34)      $   (0.66)

Weighted average common shares outstanding                 9,607          10,204
                                                       =========       =========
Weighted average common and common
   share equivalents outstanding                           9,607          10,204
                                                       =========       =========

       See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                       Six Months Ended December 31, 1999
                                   (In 000's)

                                                                                                                           Total
                                                                                            Accumulated                    Stock-
                                   Common Stock       Series E                Additional       Other                      holders'
                                 -----------------    Special     Treasury      Paid-in    Comprehensive   Accumulated     Equity
                                 Shares    Dollars     Stock        Stock       Capital         Loss         Deficit    (Deficiency)
                                 ------    -------    --------    --------    ----------   -------------   ----------   ------------
Balances at June 30, 1999         9,791     $  979    $ 15,380      $(522)     $ 129,991      $(15,986)     $(160,250)    $(30,408)

Net loss                             --         --          --         --             --            --         (6,731)      (6,731)
Treasury shares issued upon
  exercise of options                --         --          --         14             (4)           --             --           10
Special Stock dividends              --         --         442         --             --            --             --          442
Shares issued upon conversion
  of Special Stock                  544         55     (11,198)        --         11,143            --             --           --
Foreign currency translation
  adjustment                         --         --          --         --             --        (1,779)            --       (1,779)
                                 ------     ------    --------      -----      ---------      --------      ---------     --------
Balances at December 31, 1999    10,335     $1,034    $  4,624      $(508)     $ 141,130      $(17,765)     $(166,981)    $(38,466)
                                 ======     ======    ========      =====      =========      ========      =========     ========

       See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (In 000's)

                                                                             Six Months Ended
                                                                                December 31,
                                                                          ------------------------
                                                                            1998           1999
                                                                          --------       ---------
Cash flows from operating activities:
   Net loss                                                               $(12,033)      $ (6,731)
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                         11,159         13,025
      Amortization of debt discounts                                            26             26
      Write down of other assets                                               523            591
      Gain on sale of assets                                                   (25)        (1,056)
      Provision for losses on doubtful receivables                             922          2,433
      Other                                                                  1,293           (656)
   Net change in operating assets and liabilities:
      Accounts and notes receivable                                         13,949          5,549
      Inventories                                                           (6,551)       (11,687)
      Other current assets                                                   3,394            (32)
      Accounts payable                                                       2,603            525
      Accrued liabilities                                                   (4,422)        (5,422)
                                                                          --------       --------
        Net cash provided by (used in) operating activities                 10,838         (3,435)

Cash flows from investing activities:
   Additions to property, plant and equipment                               (5,476)        (9,769)
   Proceeds from disposal of property and equipment and other assets            83          1,082
   Proceeds from sale/leaseback transaction                                     --            971
   Additions to other long term assets                                      (3,216)        (1,928)
                                                                          --------       --------
     Net cash used in investing activities                                  (8,609)        (9,644)

Cash flows from financing activities:
   Reduction of long-term debt                                              (4,099)        (3,291)
   Net change in lines of credit                                            (6,200)        27,511
   Proceeds from exercise of stock options and warrants                      4,778             10
                                                                          --------       --------
     Net cash (used in) provided by financing activities                    (5,521)        24,230

Effect of exchange rate changes on cash                                        323           (130)

Cash and cash equivalents:
     (Decrease) increase for period                                         (2,969)        11,022
     Balance, beginning of period                                           23,487         16,930
                                                                          --------       --------
     Balance, end of period                                               $ 20,518       $ 27,952
                                                                          ========       ========

       See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   SIX MONTHS ENDED DECEMBER 31, 1998 AND 1999


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

     Inventories, net of reserves, consist of the following at June 30, 1999 and December 31, 1999:

                                                June 30,            Dec. 31,
                                                 1999                1999
                                                -------             -------
                                                        (in 000's)
     Raw materials                              $16,676             $17,906
     Work-in-process                              2,057               1,060
     Finished goods                              27,405              28,243
                                                -------             -------
            Total inventories                   $46,138             $47,209
                                                =======             =======

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   SIX MONTHS ENDED DECEMBER 31, 1998 AND 1999


3.   DEBT, LINES OF CREDIT

     Long-term debt at June 30, 1999 and December 31, 1999 consists of the following:

                                                                           June 30,            Dec. 31,
                                                                             1999               1999
                                                                           --------            --------
                                                                                    (in 000's)
     10% Senior Subordinated Notes due 2007, net of unamortized
          discount of $702,000 and $676,000                                $149,298            $149,324
     Term loan facilities:
         Tranche B Term Loan                                                 72,380              70,775
         Tranche C Term Loan                                                 38,744              37,869
         Delayed Draw Term Facility                                          24,372              23,833
     Revolving Credit Facility                                               32,200              59,069
     Other, secured by related equipment                                      1,712               1,416
                                                                           --------            --------
                                                                            318,706             342,286
     Less current maturities                                                  1,927               1,055
                                                                           --------            --------
     Long-term debt, less current maturities                               $316,779            $341,231
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

                                           Interest              Maturity
                                            Rates                  Date
                                         ------------        ----------------
     Tranche B Term Loan                 LIBOR + 3.25%       January 31, 2005
     Tranche C Term Loan                 LIBOR + 3.50%          July 31, 2005
     Delayed Draw Term Facility          LIBOR + 3.25%       January 31, 2005
     Revolving Credit Facility           LIBOR + 2.75%          July 31, 2003

     The Revolving Credit Facility also allows for German Deutschemark borrowings at the euro deutschmark rate plus 2.75% (or 6.0% at December 31, 1999). In an amendment to the bank credit agreement in October 1999, the Company has agreed to keep the interest rate at the highest level of the credit grid through December 31, 2000.

     The bank facility is collateralized by substantially all domestic property and is guaranteed by each domestic subsidiary of the U.S. Borrower and German Subsidiaries (both as defined), other than the entity which holds the Company's interest in its Louisiana operations and other non-material subsidiaries (as defined), and secured by both a U.S. and German Pledge Agreement (both as defined). The bank facility contains a number of maintenance covenants and it and the Senior Subordinated Note Indenture have other significant covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries to dispose of assets, incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests (as defined) or subordinated indebtedness, issue or sell equity interests of the Company's subsidiaries (as defined), engage in mergers or acquisitions, or engage in certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   SIX MONTHS ENDED DECEMBER 31, 1998 AND 1999


     To facilitate the disposition of non-core businesses, the Company has obtained an amendment to its bank credit agreement. The amendment provides the lenders' consent to sell the businesses at specified minimum prices by December 31, 2000 and provides other financial flexibility to the Company. The bank amendment also provides that if the Company should elect to sell any of its non-core businesses, any restructuring charges that may be incurred as a result of the sales may be excluded from the determination of EBITDA used in the calculation of the various financial covenant ratios. In addition, the bank amendment provides that any restructuring charges that may be incurred at Bally Wulff or Bally Gaming and Systems (up to $1.5 million) may be excluded from the determination of EBITDA used in the calculation of the various financial covenant ratios.

     The Senior Subordinated Notes bear interest at 10%, are due in 2007, and are general unsecured obligations of the Company, ranking subordinate in right of payment to all Senior Debt (as defined) of the Company, including indebtedness under the bank financing. The Senior Subordinated Notes will be fully and unconditionally guaranteed on a joint and several senior subordinated basis by all existing and future domestic Restricted Subsidiaries (as defined) of the Company, subject to certain exceptions including the partially-owned entities through which its Mississippi casino and Louisiana route operations are conducted. The Subsidiary Guarantees (as defined) are general unsecured obligations of the Guarantors, ranking subordinate in right of payment to all Senior Debt of the Guarantors. The Company will be able to designate other current or future subsidiaries as Unrestricted Subsidiaries (as defined) under certain circumstances. Unrestricted Subsidiaries will not be required to issue a Subsidiary Guarantee and will not be subject to many of the restrictive covenants set forth in the Indenture pursuant to which the Senior Subordinated Notes were issued. The Indenture for the Company's Senior Subordinated Notes contains various covenants, including limitations on incurrence of additional indebtedness, on restricted payments and on dividend and payment restrictions on subsidiaries. The Senior Subordinated Notes may not be redeemed for the first five years. Upon an occurrence of a Change of Control (as defined), the holders of the Senior Subordinated Notes will have the right to require the Company to purchase their notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of such purchase.

4.   INCOME TAXES

     The Company's effective tax rate for the three and six months ended December 31, 1998 and 1999 differs from the statutory rate of 35% due to state income taxes and the impact of taxes applicable to earnings of Bally Wulff. In addition, earnings at the Company's domestic subsidiaries cannot be fully offset by the utilization of net operating loss carryforwards, and there has been no tax benefit recorded for the Company's domestic subsidiaries with net operating losses.

5.   SUPPLEMENTAL CASH FLOW INFORMATION

     The following supplemental information is related to the unaudited condensed consolidated statements of cash flows. For the six months ended December 31, 1998 and 1999, the Company recorded the following significant non-cash items:

                                                                         Six months ended
                                                                           December 31,
                                                                        -------------------
                                                                         1998        1999
                                                                        ------      -------
                                                                            (In 000's)
     Reclassify other assets to property, plant and
      equipment                                                         $  242      $   217
     Dividends for Series E Special Stock                                  824          442
     Reclassify inventory to equipment                                   2,842       10,170
     Translation rate adjustment                                         5,911        1,649
     Capitalized obligation incurred in acquisition of route asset         652           --
     Conversion of Series E Special Stock into common shares                --       11,198
     Deferred gain on sale/leaseback transaction                            --          484

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   SIX MONTHS ENDED DECEMBER 31, 1998 AND 1999


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

     On July 20, 1999, Bally Gaming, Inc., sued International Game Technology in the United States District Court for the District of New Jersey. The suit alleged that provisions in IGT's contracts with Atlantic City casinos barred the casinos from acquiring progressive systems from IGT's competitors, thereby preserving IGT's monopoly in the lucrative Atlantic City progressive market, violating federal and state antitrust laws and common law policies against unfair competition and restraints of trade, and frustrating Bally's efforts to launch its Thrillions wide-area progressive system in Atlantic City. The lawsuit sought declaratory and injunctive relief, compensatory damages, and other relief. The parties entered into a settlement pursuant to which IGT has notified its Atlantic City customers that it will not enforce the challenged contract provisions, and Bally dismissed the suit.

     On August 30, 1999, Cardivan Company, a subsidiary of Jackpot Enterprises, Inc., filed an action in federal court in Nevada against Raley's and Albertson's, Inc., in which Cardivan sought to forestall the loss of its slot machine operations at fifteen Albertson's grocery stores in the Las Vegas area after Albertson's, Cardivan's customer, sold the stores to Raley's, with whom Alliance subsidiary United Coin Machine Co. has an exclusive contract. The federal court granted a preliminary injunction allowing Cardivan to continue operating machines at Raley's before trial, effectively preventing United Coin, though not a party to the lawsuit, from operating its machines there pursuant to its contract with Raley's. After the federal court granted the preliminary injunction, Anchor Gaming moved to intervene and to have the preliminary injunction extended to prohibit Raley's from removing Anchor's slot machines at four other stores that Albertson's sold to Raley's. The federal court granted the motion, allowing Anchor to intervene. United Coin likewise moved to intervene, but the court denied the motion. Raley's and Albertson's motions for summary judgment were heard on November 10, 1999, and trial was set on an expedited basis for December 7, 1999. United Coin appealed the federal court's denial of its motion to intervene to the Ninth Circuit Court of Appeals, but the court of appeals did not act before the case was settled (see below). On September 23, 1999, United Coin sued Cardivan Company and Anchor Gaming in Nevada state court for interference with contractual relations and Albertson's and Raley's for breach of contract. In January 2000, the parties announced a settlement resolving all claims between the litigants--Albertson's, Anchor Gaming, Jackpot Enterprises, Raley's, and United Coin Machine Company. Under the terms of the settlement agreement, United Coin will begin operating 305 gaming machines in 19 Raley's stores on February 1, 2000. Under its contract with Raley's, United Coin will operate these gaming machines, the machines at Raley's stores in Northern Nevada and machines at any new Raley's stores throughout Nevada until June 30, 2008. As part of the settlement, United Coin will receive cash and other consideration prior to February 1.

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

                   SIX MONTHS ENDED DECEMBER 31, 1998 AND 1999


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

     During the six months ended December 31, 1998 and 1999, total comprehensive loss amounted to $6.8 million and $8.5 million respectively.

8.   SHARE REPURCHASE  PLAN

     In January 1999 the Company's Board of Directors approved a share repurchase plan for up to 1.18 million shares of its Common Stock. Under the plan, subject to price and market conditions, purchases of shares will be made from time to time during calendar 1999 in the open market or in privately negotiated transactions. As of December 31, 1999, the Company had approximately 83,000 shares of common stock in treasury at a cost of $508,000. The Company intends to use the acquired common stock to satisfy obligations pursuant to the exercise of stock options under the Company's stock option plans.

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

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   SIX MONTHS ENDED DECEMBER 31, 1998 AND 1999


     The computation of Basic and Diluted EPS is as follows:

                                                        Three months ended           Six months ended
                                                           December 31,                December 31,
                                                       ---------------------       ----------------------
                                                         1998          1999          1998          1999
                                                       -------       -------       -------       --------
                                                                 (In 000's except share data)
     Net income (loss) applicable to
         common shares                                 (10,175)       (7,176)      (12,857)       (6,731)
     Wt. average common shares outstanding               9,789        10,252         9,607        10,204
     Dilutive effect of stock options outstanding           --            --            --            --
     Wt. average common and potential shares
         Outstanding                                     9,789        10,252         9,607        10,204

     Basic and diluted earnings per share               $(1.04)      $ (0.70)      $ (1.34)      $ (0.66)

     Options to purchase 9,000 and 56,000 at December 31, 1998 and 1999, respectively, were not included in the computation of diluted EPS for the respective quarters because those options' exercise prices were greater than the average market price of the common shares for those quarters. Options to purchase 9,000 and 58,000 at December 31, 1998 and 1999, respectively, were not included in the computation of the year-to-date diluted EPS for the respective periods because those options' exercise prices were greater than the average market price of the common shares. Additionally, stock options and warrants outstanding to purchase approximately 3.7 million common shares and 2.4 million shares as of December 31, 1998 and 1999, respectively, were not included in the computation of Diluted EPS because either (i) the exercise price was greater than the average market price of the common shares during the period or (ii) the contingent issue price was greater that the market price of the common shares at the end of the period.

11.  UNUSUAL ITEMS

     During the quarter ended December 31, 1999, the Company incurred unusual items of $0.5 million, which consists of $1.5 million of restructuring charges at its Bally Gaming and Systems and Wall Machine and Amusement Games business units, partially offset by a $1.0 million gain on a release of an option the Company had to operate gaming machines at a dormant dog racing track in Kansas.

12.  SEGMENT AND GEOGRAPHICAL INFORMATION

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

     The tables below presents information as to the Company's revenues and operating income:

                                                            Six Months Ended
                                                               December 31,
                                                       ----------------------------
                                                         1998                1999
                                                       --------            --------
                                                               (In $000's)
        Revenues:
          Gaming Equipment and Systems                 $ 44,441            $ 70,375
          Wall Machines and Amusement Games              44,380              34,218
          Route Operations                               82,754              94,292
          Casino Operations                              31,106              32,804
                                                       --------            --------

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   SIX MONTHS ENDED DECEMBER 31, 1998 AND 1999

     Total revenues                                    $202,681            $231,689
                                                       ========            ========

        Intersegment revenues:
          Gaming Equipment and Systems                 $   319             $    743
          Wall Machines and Amusement Games                 46                   32
          Route Operations                                  --                   --
          Casino Operations                                 --                   --
                                                       -------             --------
     Total intersegment revenues                       $   365             $    775
                                                       =======             ========

        Operating income (loss):
          Gaming Equipment and Systems                 $(4,307)            $  2,875
          Wall Machines and Amusement Games              2,279                 (995)
          Route Operations                               6,437                6,986
          Casino Operations                              8,885               10,595
          Corporate/other                               (8,761)              (8,619)
                                                       -------             --------
     Total operating income                            $ 4,533             $ 10,842
                                                       =======             ========

     The Company has operations based primarily in the United States and Germany. The German operation's customers are a diverse group of operators of wall machines and amusement games at arcades, hotels, restaurants and taverns, primarily in Germany. Gaming Equipment and Systems' customers are primarily casinos and gaming machine distributors in the United States and abroad. Receivables of the German operations and Gaming Equipment and Systems are generally collateralized by the related equipment.

     The table below presents information as to the Company's revenues and operating income by geographic region:

                                                Six Months Ended
                                                December 31, 1999
                                         -------------------------------
                                           1998                  1999
                                         ---------             ---------
                                                   (In $000's)
     Revenues:
         United States                   $ 148,985             $ 183,884
         Germany                            49,827                39,331
         Other foreign                       3,869                 8,474
                                         ---------             ---------
     Total revenues                      $ 202,681             $ 231,689
                                         =========             =========

     Operating income (loss):
         United States                   $   2,762             $  12,513
         Germany                             1,918                (1,217)
         Other foreign                        (147)                 (454)
                                         ---------             ---------
     Total operating income              $   4,533             $  10,842
                                         =========             =========

13.  UNAUDITED CONSOLIDATING FINANCIAL STATEMENTS

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

                   SIX MONTHS ENDED DECEMBER 31, 1998 AND 1999


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

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          CONSOLIDATING BALANCE SHEETS
                                  June 30, 1999
                                   (In 000's)

                                                                                                          Alliance
                                                                                                           Gaming
                                                          Parent and         Non-                        Corporation
                                                         Guaranteeing    Guaranteeing       Elimina-         and
                                                         Subsidiaries    Subsidiaries        tions       Subsidiaries
                                                         ------------    ------------      ---------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                                $   5,240       $  11,690       $               $  16,930
  Accounts and notes receivable, net                          45,498          51,842          (4,675)         92,665
  Inventories, net                                            30,269          16,398            (529)         46,138
  Other current assets                                         8,496           2,927                          11,423
                                                           ---------       ---------       ---------       ---------
      Total current assets                                    89,503          82,857          (5,204)        167,156
                                                           ---------       ---------       ---------       ---------
Long-term notes receivable, net                               99,961           1,797         (95,976)          5,782
Leased equipment, net                                          3,923           7,058                          10,981
Property, plant and equipment, net                            41,781          32,378                          74,159
Excess of costs over net assets of acquired
  businesses, net                                             38,904          18,689                          57,593
Intangible assets, net                                        26,448             406                          26,854
Investments in subsidiaries                                   86,993                         (86,993)
Other assets, net                                             27,890          (9,915)         (4,193)         13,782
                                                           ---------       ---------       ---------       ---------
                                                           $ 415,403       $ 133,270       $(192,366)      $ 356,307
                                                           =========       =========       =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable                                         $  14,706       $   2,689       $               $  17,372
  Accrued liabilities                                         26,771          13,915          (1,321)         39,196
  Current maturities of long-term debt                         6,175           3,299          (7,547)          1,927
                                                           ---------       ---------       ---------       ---------
      Total current liabilities                               47,652          19,903          (8,868)         58,495
                                                           ---------       ---------       ---------       ---------
Term loan facilities                                         134,096                                         134,096
Senior Subordinated Notes due 2007, net                      149,298                                         149,298
Other long-term debt, less current maturities                104,826          24,379         (95,820)         33,385
Other liabilities                                              7,370           2,330            (242)          9,458
                                                           ---------       ---------       ---------       ---------
      Total liabilities                                      443,242          46,612        (104,930)        384,732
                                                           ---------       ---------       ---------       ---------
Minority interest                                              1,983                                           1,983
Commitments and contingencies
Stockholders' equity (deficiency):
  Series E Special Stock                                      15,380                                          15,380
  Common Stock                                                   979          17,832         (17,832)            979
  Treasury stock                                                (522)                                          (522)
  Additional paid-in capital                                 129,991          68,700         (68,700)        129,991
  Accumulated other comprehensive loss                       (15,981)        (16,007)         16,002         (15,986)
  Retained earnings (accumulated deficit)                   (159,477)         16,133         (16,906)       (160,250)
                                                           ---------       ---------       ---------       ---------
     Total stockholders' equity (deficiency)                 (29,630)         86,658         (87,436)        (30,408)
                                                           ---------       ---------       ---------       ---------
                                                           $ 415,403       $ 133,270       $(192,366)      $ 356,307
                                                           =========       =========       =========       =========

                        See accompanying unaudited note.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          CONSOLIDATING BALANCE SHEETS

                                December 31, 1999
                                   (In 000's)

                                                                                                        Alliance
                                                                                                         Gaming
                                                       Parent and         Non-                        Corporation
                                                      Guaranteeing    Guaranteeing       Adjust-         and
                                                      Subsidiaries    Subsidiaries        ments       Subsidiaries
                                                      ------------    ------------      ---------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                             $  13,619       $  14,333       $               $  27,952
  Accounts and notes receivable, net                       42,711          45,620          (4,099)         84,232
  Inventories, net                                         29,727          18,011            (529)         47,209
  Other current assets                                      7,940           3,441                          11,381
                                                        ---------       ---------       ---------       ---------
   Total current assets                                    93,997          81,405          (4,628)        170,774
                                                        ---------       ---------       ---------       ---------
Long-term notes receivable, net                           102,685           1,130         (98,810)          5,005
Leased equipment, net                                       9,753           8,069                          17,822
Property, plant and equipment, net                         42,124          35,227                          77,351
Excess of costs over net assets of acquired
    businesses, net                                        38,375          18,119                          56,494
Intangible assets, net                                     24,535             353                          24,888
Investment in subsidiaries                                 81,898                         (81,898)
Other assets, net                                          32,145         (14,555)         (4,022)         13,571
                                                        ---------       ---------       ---------       ---------
                                                        $ 425,515       $ 129,748       $(189,358)      $ 365,905
                                                        =========       =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable                                      $  15,869       $   1,984       $               $  17,853
  Accrued liabilities                                      22,615          12,851          (1,893)         33,573
  Current maturities of long-term debt                      3,814           3,395          (6,154)          1,055
                                                        ---------       ---------       ---------       ---------
   Total current liabilities                               42,298          18,230          (8,047)         52,481
                                                        ---------       ---------       ---------       ---------
Term loan facilities                                      131,937                                         131,937
Senior Subordinated Notes due 2007, net                   149,324                                         149,324
Other long-term debt, less current maturities             131,790          26,895         (98,715)         59,970
Other liabilities                                           7,179           2,330            (188)          9,321
                                                        ---------       ---------       ---------       ---------
   Total liabilities                                      462,528          47,455        (106,950)        403,033
                                                        ---------       ---------       ---------       ---------
Minority interest                                           1,338                                           1,338
Commitments and contingencies
Stockholders' equity (deficiency):
  Series E Special Stock                                    4,624                                           4,624
  Common Stock                                              1,034          17,832         (17,832)          1,034
  Treasury stock                                             (508)                                           (508)
  Additional paid-in capital                              141,130          68,715         (68,715)        141,130
  Accumulated other comprehensive income                  (17,624)        (17,786)         17,645         (17,765)
  Retained earnings (accumulated deficit)                (167,007)         13,352         (13,506)       (166,981)
                                                        ---------       ---------       ---------       ---------
   Total stockholders' equity (deficiency)                (38,351)         82,293         (82,408)        (38,466)
                                                        ---------       ---------       ---------       ---------
                                                        $ 425,515       $ 129,748       $(189,358)      $ 365,905
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

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING STATEMENTS OF OPERATIONS

                      Three Months Ended December 31, 1998
                                   (In 000's)

                                                                                                  Alliance
                                                                                                   Gaming
                                                 Parent and         Non-                        Corporation
                                                Guaranteeing    Guaranteeing       Adjust-          and
                                                Subsidiaries    Subsidiaries        ments       Subsidiaries
                                                ------------    ------------      ---------     ------------
Revenues:
  Gaming equipment and systems                     $ 20,295       $  3,005       $  (2,467)      $  22,499
  Wall machines and amusement games                                 23,769                          23,769
  Route operations                                   37,370          5,380                          42,750
  Casino operations                                   3,553         11,339                          14,892
                                                   --------       --------       ---------       ---------
                                                     61,544         43,493          (2,467)        103,910
Costs and expenses:
  Cost of gaming equipment and systems               11,917          2,365          (2,467)         13,394
  Cost of wall machines and amusement games                         14,674                          14,674
  Cost of route operations                           29,894          3,622                          33,516
  Cost of casino operations                           2,123          4,381                           6,504
  Selling, general and administrative                15,931         11,935                          27,866
  Research and development                            3,178            798                           3,976
  Depreciation and amortization                       3,739          2,018                           5,757
                                                   --------       --------       ---------       ---------
                                                     66,782         41,372          (2,467)        105,687

Operating income (loss)                              (5,564)         3,787                          (1,777)

Earnings in consolidated subsidiaries                 2,056                         (2,056)

Other income (expense):
  Interest income                                       228            104            (191)            141
  Interest expense                                   (7,268)          (425)            191          (7,502)
  Rainbow royalty                                     1,333         (1,333)
  Minority interest                                    (509)                                          (509)
  Other, net                                           (177)          (178)                           (355)
                                                   --------       --------       ---------       ---------
Income (loss) before income taxes                    (9,901)         1,955          (2,056)        (10,002)
Income tax benefit                                      144            101                             245
                                                   --------       --------       ---------       ---------
Net income (loss)                                    (9,757)         2,056          (2,056)         (9,757)

Special Stock dividends                                (418)                                          (418)
                                                   --------       --------       ---------       ---------
Net income (loss) applicable to common shares      $(10,175)      $  2,056       $  (2,056)      $ (10,175)
                                                   ========       ========       =========       =========

                        See accompanying unaudited note.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING STATEMENTS OF OPERATIONS

                      Three Months Ended December 31, 1999
                                   (In 000's)

                                                                                                   Alliance
                                                                                                    Gaming
                                                Parent and           Non-                        Corporation
                                               Guaranteeing     Guaranteeing        Adjust-          and
                                               Subsidiaries     Subsidiaries        ments        Subsidiaries
                                               ------------     ------------       --------      -------------
Revenues:
  Gaming equipment and systems                   $ 29,695         $  6,303         $ (5,407)       $  30,591
  Wall machines and amusement games                19,542                                             19,542
  Route operations                                 43,490            4,750                            48,240
  Casino operations                                 4,365           11,749                            16,114
                                                 --------         --------         --------        ---------
                                                   77,550           42,344           (5,407)         114,487
Costs and expenses:
  Cost of gaming equipment and systems             18,174            5,126           (5,407)          17,893
  Cost of wall machines and amusement
    games                                                           11,157                            11,157
  Cost of route operations                         34,984            3,023                            38,007
  Cost of casino operations                         2,203            4,359                             6,562
  Selling, general and administrative              16,844           11,023                            27,867
  Research and development                          2,622              707                             3,329
  Depreciation and amortization                     4,496            2,205                             6,701
  Unusual items                                      (165)             691                               526
                                                 --------         --------         --------        ---------
                                                   79,158           38,291           (5,407)         112,042
                                                 --------         --------         --------        ---------
Operating income (loss)                            (1,608)           4,053                             2,445

Earnings in consolidated subsidiaries               1,465                            (1,465)

Other income (expense):
  Interest income                                     133               99             (120)             112
  Interest expense                                 (8,348)            (489)             122           (8,715)
  Rainbow royalty                                   1,372           (1,372)
  Minority interest                                  (459)                                              (459)
  Other, net                                           65             (446)                             (381)
                                                 --------         --------         --------        ---------
Income (loss) before income taxes                  (7,308)           1,845           (1,463)          (6,998)
Income tax benefit (provision)                        202             (380)                             (178)
                                                 --------         --------         --------        ---------
Net income (loss) applicable to
  common shares                                  $ (7,178)        $  1,465         $ (1,463)       $  (7,176)
                                                 ========         ========         ========        =========

                        See accompanying unaudited note.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                       Six Months Ended December 31, 1998
                                   (In 000's)

                                                                                                       Alliance
                                                                                                        Gaming
                                                     Parent and          Non-                         Corporation
                                                    Guaranteeing     Guaranteeing      Adjust-            and
                                                    Subsidiaries     Subsidiaries       ments         Subsidiaries
                                                    ------------     ------------      --------       ------------
Revenues:
  Gaming equipment and systems                        $  40,310        $  9,316        $ (5,185)        $  44,441
  Wall machines and amusement games                                      44,391             (11)           44,380
  Route operations                                       72,259          10,495                            82,754
  Casino operations                                       6,860          24,246                            31,106
                                                      ---------        --------        --------         ---------
                                                        119,429          88,448          (5,196)          202,681
                                                      ---------        --------        --------         ---------
Costs and expenses:
  Cost of gaming equipment and systems                   22,970           7,449          (5,185)           25,234
  Cost of wall machines and amusement games                              26,753             (11)           26,742
  Cost of route operations                               57,710           6,935                            64,645
  Cost of casino operations                               4,162           9,158                            13,320
  Selling, general and administrative                    27,648          21,255                            48,903
  Research and development                                6,589           1,446                             8,145
  Depreciation and amortization                           7,408           3,744                            11,159
                                                      ---------        --------        --------         ---------
                                                        126,487          76,857          (5,185)          198,148
                                                      ---------        --------        --------         ---------
Operating income (loss)                                  (7,058)         11,591                             4,533

Earnings in consolidated subsidiaries                     7,304                          (7,304)

Other income (expense):
  Interest income                                           543             208            (378)              373
  Interest expense                                      (14,969)           (814)            378           (15,405)
  Rainbow royalty                                         2,840          (2,840)
  Minority interest                                      (1,048)                                           (1,048)
  Other, net                                                (66)           (481)                             (547)
                                                      ---------        --------        --------         ---------
Income (loss) before income taxes                       (12,454)          7,664          (7,304)          (12,094)
Income tax benefit (provision)                              421            (360)                               61
                                                      ---------        --------        --------         ---------
Net income (loss)                                       (12,033)          7,304          (7,304)          (12,033)

Special Stock dividends                                    (824)                                             (824)
                                                      ---------        --------        --------         ---------
Net income (loss) applicable to
  common shares                                       $ (12,857)       $  7,304        $ (7,304)        $ (12,857)
                                                      =========        ========        ========         =========

                        See accompanying unaudited note.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING STATEMENTS OF OPERATIONS

                       Six Months Ended December 31, 1999
                                   (In 000's)

                                                                                                       Alliance
                                                                                                        Gaming
                                                     Parent and          Non-                         Corporation
                                                    Guaranteeing     Guaranteeing       Adjust-           and
                                                    Subsidiaries     Subsidiaries        ments        Subsidiaries
                                                    ------------     ------------      ---------      ------------
Revenues:
  Gaming equipment and systems                        $  67,219        $  13,587       $ (10,431)      $  70,375
  Wall machines and amusement games                                       34,218                          34,218
  Route operations                                       84,271            9,571                          94,292
  Casino operations                                       8,493           24,311                          32,804
                                                      ---------        ---------       ---------       ---------
                                                        160,433           81,687         (10,431)        231,689
Costs and expenses:
  Cost of gaming equipment and systems                   39,230           11,187         (10,431)         39,986
  Cost of wall machines and amusement games                               21,111                          21,111
  Cost of route operations                               68,516            6,139                          74,655
  Cost of casino operations                               4,315            8,866                          13,181
  Selling, general and administrative                    31,580           19,905                          51,485
  Research and development                                5,433            1,445                           6,878
  Depreciation and amortization                           8,913            4,112                          13,025
  Unusual items                                            (165)             691                             526
                                                      ---------        ---------       ---------       ---------
                                                        157,822           73,456         (10,431)        220,847
                                                      ---------        ---------       ---------       ---------
Operating income                                          2,611            8,231                          10,842

Earnings in consolidated subsidiaries                     3,412                           (3,412)

Other income (expense):
  Interest income                                           268              206            (248)            226
  Interest expense                                      (15,813)            (927)            248         (16,492)
  Rainbow royalty                                         2,847           (2,847)
  Minority interest                                        (927)                                            (927)
  Other, net                                                380             (505)                           (125)
                                                      ---------        ---------       ---------       ---------
Income (loss) before income taxes                        (7,222)           4,158          (3,412)         (6,476)
Income tax benefit (provision)                              491             (746)                           (255)
                                                      ---------        ---------       ---------       ---------
Net income (loss) applicable to
  common shares                                       $  (6,731)       $   3,412       $  (3,412)      $  (6,731)
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

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                       Six Months Ended December 31, 1998
                                   (In 000's)

                                                                                                Alliance
                                                                                                 Gaming
                                                   Parent and          Non-                    Corporation
                                                  Guaranteeing    Guaranteeing     Adjust-         and
                                                  Subsidiaries    Subsidiaries      ments      Subsidiaries
                                                  ------------    ------------     -------     ------------
Net cash provided by (used in)
  operating activities                              $ (9,751)       $ 21,275       $(1,286)      $ 10,838
                                                    --------        --------       -------       --------
Cash flows from investing activities:
  Additions to property and equipment                 (4,219)         (1,257)                      (5,476)
  Proceeds from disposal of property
    and equipment                                         54              29                           83
  Additions to other long term assets                 (3,135)            (81)                      (3,216)
                                                    --------        --------       -------       --------
      Net cash used in investing activities           (7,300)         (1,309)                      (8,609)
                                                    --------        --------       -------       --------
Cash flows from financing activities:
    Repayments of long-term debt                      (3,858)         (1,527)        1,286         (4,099)
  Net change in lines of credit                       (6,200)                                      (6,200)
  Proceeds from exercise of stock
    options and warrants                               4,778                                        4,778
  Dividends received (paid)                           18,600         (18,600)                          --
                                                    --------        --------       -------       --------
      Net cash provided by (used in)
         financing activities                         13,320         (20,127)        1,286         (5,521)
                                                    --------        --------       -------       --------
Effect of exchange rate changes
  on cash                                                                323                          323
                                                    --------        --------       -------       --------
Cash and cash equivalents:
  Increase (decrease) for period                      (3,731)            762                       (2,969)
  Balance, beginning of period                         8,577          14,910                       23,487
                                                    --------        --------       -------       --------
  Balance, end of period                            $  4,846        $ 15,672       $    --       $ 20,518
                                                    ========        ========       =======       ========

                        See accompanying unaudited note.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                       Six Months Ended December 31, 1999
                                   (In 000's)

                                                                                                    Alliance
                                                                                                      Gaming
                                                  Parent and          Non-                         Corporation
                                                 Guaranteeing     Guaranteeing        Adjust-          and
                                                 Subsidiaries     Subsidiaries        ments        Subsidiaries
                                                 ------------     ------------       --------      ------------
Net cash provided by (used in)
  operating activities                             $(10,516)        $  8,443         $ (1,362)       $ (3,435)
                                                   --------         --------         --------        --------
Cash flows from investing activities:
  Additions to property and equipment                (5,383)          (4,386)                          (9,769)
  Proceeds from disposal of property
    and equipment and other assets                    1,056               26                            1,082
  Proceeds from sale/leaseback transaction              971                                               971
  Additions to other long term assets                (1,888)             (40)                          (1,928)
                                                   --------         --------         --------        --------
      Net cash used in investing activities          (5,244)          (4,400)                          (9,644)
                                                   --------         --------         --------        --------
Cash flows from financing activities:
  Reduction of long-term debt                        (3,020)          (1,633)           1,362          (3,291)
  Net change in lines of credit                      22,600            4,911                           27,511
  Proceeds from exercise of stock options
    and warrants                                         10                                                10
  Dividends received (paid)                           4,550           (4,550)
                                                   --------         --------         --------        --------
      Net cash provided by (used in)
         financing activities                        24,140           (1,272)           1,362          24,230
                                                   --------         --------         --------        --------
Effect of exchange rate changes on cash                                 (130)                            (130)

Cash and cash equivalents:
  Increase for period                                 8,379            2,643                           11,022
  Balance, beginning of period                        5,240           11,690                           16,930
                                                   --------         --------         --------        --------
  Balance, end of period                           $ 13,619         $ 14,333         $               $ 27,952
                                                   ========         ========         ========        ========

                        See accompanying unaudited note.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEBT AND LINES OF CREDIT

Long-term debt and lines of credit at June 30, 1999 consist of the following:

                                                                                            Alliance
                                                                                             Gaming
                                        Parent and         Non-                            Corporation
                                       Guaranteeing    Guaranteeing        Elimina-            and
                                       Subsidiaries    Subsidiaries          tions         Subsidiaries
                                       ------------    ------------        ---------       ------------
                                                                  (in 000's)
10% Senior Subordinated Notes due
    2007, net of unamortized
    discount                             $149,298        $                 $                 $ 149,298
Term loan facilities:
  Tranche B Term Loan                      72,380                                               72,380
  Tranche C Term Loan                      38,744                                               38,744
  Delayed Draw Term Facility               24,372                                               24,372
Revolving Credit Facility                  12,900           19,300                              32,200
Intercompany notes payable                 96,701            6,666          (103,367)
Other                                                        1,712                               1,712
                                         --------        ---------         ---------         ---------
                                          394,395           27,678          (103,367)          318,706
Less current maturities                     6,175            3,299            (7,547)            1,927
                                         --------        ---------         ---------         ---------
Long-term debt, less current
  maturities                             $388,220        $  24,379         $ (95,820)        $ 316,779
                                         ========        =========         =========         =========

Long-term debt and lines of credit at December 31, 1999 consist of the following:

                                                                                           Alliance
                                                                                            Gaming
                                        Parent and          Non-                          Corporation
                                       Guaranteeing    Guaranteeing        Adjust-            and
                                       Subsidiaries    Subsidiaries         ments         Subsidiaries
                                       ------------    ------------        --------       ------------
                                                                  (in 000's)
10% Senior Subordinated Notes due
    2007, net of unamortized
    discount                             $149,324                                           $149,324
Term loan facilities:
  Tranche B Term Loan                      70,775                                             70,775
  Tranche C Term Loan                      37,869                                             37,869
  Delayed Draw Term Facility               23,833                                             23,833
Revolving Credit Facility                  25,500           23,569                            59,069
Intercompany notes payable                 99,564            5,304         (104,868)
Other                                                        1,416                             1,416
                                         --------        ---------         --------         --------
                                          416,865           30,289         (104,868)         342,286
Less current maturities                     3,814            3,395           (6,154)           1,055
                                         --------        ---------         --------         --------
Long-term debt, less current
  maturities                             $414,131        $  26,894         $(98,714)        $341,231
                                         ========        =========         ========         ========

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, based on the terms of the $90.0 million revolving credit facility, the Company would have been able to borrow $67.5 million under the facility, of which the Company had borrowings of approximately $59.1 million outstanding. The borrowing base for the revolving credit facility consists of eligible receivables and inventory, as defined in the credit agreement.

At December 31, 1999, the Company had $28.0 million in cash and cash equivalents and $8.4 million in unborrowed availability on its revolving credit facility pursuant to the borrowing base limitations contained in the credit agreement. In addition, the Company had working capital of approximately $118.3 million, an increase of approximately $9.6 million from June 30, 1999, which is explained below. Consolidated cash and cash equivalents at December 31, 1999 includes approximately $22.2 million of cash which is utilized in Casino and Route Operations which is held in vaults, cages or change banks.

The Company is in compliance with the financial and maintenance covenants under both the credit agreement for the Bank Facility as amended and the Indenture for the Senior Subordinated Notes.

Consistent with the Company's plan to enlarge the installed base of recurring revenues gaming machines at its Bally Gaming and Systems business unit, the Company has increased its investment in leased gaming equipment during the six months ended December 31, 1999. The Company will continue the roll out, and thus increase its investment in, these proprietary games and wide area progressive games in the future. At December 31, 1999, due in part to the lower level of revenues from Bally Gaming and Systems and increased collections on accounts receivable, the borrowing base for the Company's revolving line of credit declined by $6.9 million from September 30, 1999 to December 31, 1999. The Company is actively managing its working capital and other assets. As part of these efforts, during the three months ended December 31, 1999 the Company received $1.0 million for the release of an option it held to operate gaming machines at a dormant dog racing track in Kansas and entered into a sale and leaseback transaction for $1.0 million for gaming machines deployed in its Nevada Route Operation. As part of this plan, similar dispositions of other non-core assets are likely to continue. While management believes that cash flow from operating activities, cash and cash equivalents held and the remaining borrowing availability under the revolving credit facility will provide the Company with sufficient capital resources and liquidity for ongoing operating needs, it will continue to actively manage its working capital by more timely collecting on accounts receivable, reducing levels of raw materials and finished goods inventories and obtaining extended payment terms with certain vendors. At December 31, 1999 the Company did not have any significant commitments for capital expenditures.

Working Capital

During the six months ended December, 1999, working capital increased $9.6 million to $118.3 million. The primary fluctuations in working capital were: (i) a net decrease in accounts receivable resulting from cash collections partially offset by improved revenues at the Bally Gaming and Systems business unit, (ii) an increase in inventory due to a larger number of product platforms to support at Bally Gaming and Systems, (iii) a decrease in accrued liabilities due to decreases in certain payroll related accrued expenses, (v) the impact of foreign exchange fluctuations between the dollar and the deutschemark on all working capital categories, (vi) increases in accounts payable based on the increase in inventory levels and timing of payments, (vii) a decrease in current maturities of long-term debt due to certain amounts reclassified to long-term debt and
(viii) the corresponding impact of the above listed items on cash and cash equivalents.

Cash Flow

During the six months ended December 31, 1999 the Company used $3.4 million of cash in operating activities resulting from the net loss, an increase in inventory and a decrease in accrued liabilities, partially offset by a net decreases in accounts receivable, and increases in depreciation and amortization, provision for doubtful receivables and accounts payable.

During the six months ended December 31, 1999 the Company used $9.6 million of cash in investing activities resulting primarily from $9.8 million in capital expenditures and $1.9 million in additions to other long-term assets including $0.3 million of payments made in acquiring the rights to manufacture and distribute several gaming

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1999

products, and $0.6 million of payments in acquiring gaming rights of route locations, partially offset by the cash proceeds of $1.0 million from the release of an option the Company had to operate gaming machines at a dormant dog racing track in Kansas. During the six months ended December 31, 1999, $24.2 million was provided by financing activities primarily resulting from additional borrowings from the Company's revolving credit facility of $27.5 million, partially offset by $3.3 million used to reduce the Company's long-term debt.

The following is a summary of the Company's earnings before interest, taxes, depreciation and amortization (EBITDA) by business unit:

                                        Three Months Ending          Six Months Ending
                                            December 31,                 December 31,
                                       ---------------------       -----------------------
                                         1998          1999          1998           1999
                                       -------       -------       --------       --------
                                                           (In $000's)
EBITDA by Business Unit:
Bally Gaming and Systems               $(3,532)      $  (159)      $ (2,572)      $  6,626
Wall Machines and Amusement Games        1,287         2,361          4,432          1,751
Route Operations                         6,035         6,229         11,713         11,652
Casino Operations                        4,605         5,150         10,047         11,623
Corporate Administrative Expenses       (4,415)       (3,909)        (7,928)        (7,259)
Unusual Items                               --          (526)            --           (526)
                                       -------       -------       --------       --------
    EBITDA                             $ 3,980       $ 9,146       $ 15,692       $ 23,867
                                       =======       =======       ========       ========

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

Sale of Route and Casino Businesses, Bally Wulff matters and bank amendments

The Company has retained investment bankers to explore the sale of its Nevada and Louisiana Route businesses and its Mississippi and Nevada Casino businesses which will enable management to focus on its core gaming machine and systems businesses. The sale process for each of the businesses is proceeding and the Board of Directors should have final offers to consider in the March 2000 quarter for the Casinos and the Nevada Route Operations. The sales depend on receiving offers acceptable to the Company. The net proceeds from the sale of these non-core assets will be used to repay the Company's bank debt. To facilitate the disposition of the businesses, the Company has obtained an

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1999

amendment to its bank credit agreement. The amendment provides the lenders' consent to sell the businesses and provides other financial flexibility to the Company. In addition, the bank amendment provides that if the Company should elect to sell any of its non-core businesses, any restructuring charges that may be incurred as a result of the sales may be excluded from the determination of EBITDA used in the calculation of the various financial covenant ratios.

The Company is also exploring various alternatives to return its Bally Wulff operations to higher levels of profitability. The amendment to the credit agreement provides the lenders' consent to a restructuring of the Bally Wulff legal entities. In addition, the bank amendment provides that any restructuring charges that may be incurred at Bally Wulff or Bally Gaming and Systems (up to $1.5 million) may be excluded from the determination of EBITDA used in the calculation of the various financial covenant ratios.

Customer Financing

Management believes that customer financing terms and leasing have become an increasingly important competitive factor for the Gaming Equipment and Systems and Wall Machine and Amusement Games business units, respectively. Competitive conditions sometimes require Gaming Equipment and Systems to grant extended payment terms on gaming machines, systems and other gaming equipment, especially for sales in emerging markets. While these financings are normally collateralized by such equipment, the resale value of the collateral in the event of default may be less than the amount financed. Accordingly, the Company will have greater exposure to the financial condition of its customers in emerging markets than has historically been the case in established markets like Nevada and Atlantic City. Bally Wulff provides customer financing for approximately 20% of its sales and also provides lease financing to its customers. Lease terms are generally for six months, but are also available for 12 up to 43 month terms.

Year 2000

The Company has not experience any significant Year 2000 interruptions from any information technology ("IT") systems or non-IT systems such as its manufacturing systems and physical facilities. The Company will continue to monitor all critical systems for the appearance of any delayed Year 2000 related issues including both internal systems and through suppliers, customers and third parties with whom the Company does business.

Euro Currency Conversion

The Company's Bally Wulff subsidiary uses the German deutschmark as its functional currency. The new Euro currency will replace the deutschmark as well as most other European currencies after a phase in period which begins January 1, 1999. As most of Bally Wulff's transactions are within Germany, the switch to the Euro is not expected to have a material impact on revenues, expenses or income. The new Euro coins and bills will become the official currency in January 2002. The Company's products can be brought into Euro compliance by moving a switch inside the wall machine, replacing the coin tubes and modifying the front glass to indicate Euros. Management believes the cost of the implementing the Euro conversion will be borne be the customers.

The Company currently has borrowings outstanding on its line of credit facility, a portion of which has a floating rate of interest tied to the Euro deutschmark rate. Upon the full implementation of the Euro, as of January 1, 2002, the interest rate will be tied to this new index. The impact of the change in this index, if any, is not known and can not be quantified at this time.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1999

RESULTS OF OPERATIONS:

GENERAL

The Company operates through four business units: (i) gaming equipment and systems, (ii) wall machines and amusement games (consisting of the manufacture and distribution of wall-mounted gaming machines and distribution of other recreational and amusement machines), (iii) route operations and (iv) casino operations.

The following tables set forth the combined revenues and operating income (loss) for the four business units for the three and six months ended December 31, 1998 and 1999:

                                             Three Months Ending               Six Months Ending
                                                 December 31,                    December 31,
                                        ---------------------------       ---------------------------
                                           1998             1999             1998             1999
                                        ----------       ----------       ----------       ----------
                                                                 (In $000's)
REVENUES:
 Bally Gaming and Systems               $   22,499       $   30,591       $   44,441       $   70,375
 Wall Machines and Amusement Games          23,769           19,542           44,380           34,218
 Route Operations                           42,750           48,240           82,754           94,292
 Casino Operations                          14,892           16,114           31,106           32,804
                                        ----------       ----------       ----------       ----------
TOTAL REVENUES                          $  103,910       $  114,487       $  202,681       $  231,689
                                        ==========       ==========       ==========       ==========

OPERATING INCOME (LOSS):
 Bally Gaming and Systems               $   (4,454)      $   (2,128)      $   (4,307)      $    2,875
 Wall Machines and Amusement Games             122              835            2,279             (995)
 Route Operations                            3,361            3,957            6,437            6,986
 Casino Operations                           4,023            4,631            8,885           10,595
 Corporate Administrative Expenses          (4,829)          (4,324)          (8,761)          (8,093)
 Unusual items(a)                               --             (526)              --             (526)
                                        ----------       ----------       ----------       ----------
TOTAL OPERATING INCOME (LOSS)           $   (1,777)      $    2,445       $    4,533       $   10,842
                                        ==========       ==========       ==========       ==========

----------

(a) The unusual items consist of approximately $1.5 million of restructuring charges, partially offset by a $1.0 million gain on the release of an option the Company had to operate gaming machines at a dormant dog racing track in Kansas.

THREE MONTHS ENDED DECEMBER 31, 1998 AND 1999

BALLY GAMING AND SYSTEMS

For the quarter ended December 31, 1999, Bally Gaming and Systems reported revenues of $30.6 million, a 36% increase compared to revenues of $22.5 million in the prior year quarter. The improvement was due primarily to a $4.9 million increase in recurring revenue sources which is more fully described below, and increases in units shipped and the average selling price of new gaming machines. Bally Gaming reported unit sales of approximately 2,300 new gaming machines, an increase of 29% compared to unit sales of approximately 1,800 in the prior year quarter, due primarily to an overall increase in market demand and the successful introduction of new products recently licensed in more jurisdictions. By market segment, Bally Gaming's unit sales for the quarter consisted of approximately 450 units to the Nevada and Atlantic City markets, 1,350 units to international markets and 500 units

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1999

to riverboats, Native American and other domestic markets. Bally Gaming reported revenues from the sale of new gaming machines of $13.8 million, an increase of 55% compared to $8.9 million in the prior year quarter, due to higher unit volume and a 21% increase in average selling prices over the prior year quarter. Bally Systems reported revenues from SDS 6000 game monitoring unit sales of $5.9 million, an increase of 5% compared to revenues of $5.6 million in the prior year quarter. In addition, revenues from recurring revenue sources were $6.4 million, an increase of 333% compared to revenues of $1.5 million in the prior year quarter as the installed base of such gaming machines continued to increase.

Gross margin for the quarter ended December 31, 1999 improved to 42% compared to 41% in the prior year quarter. The improvement was due primarily to a change in product mix to higher margin gaming machines and larger revenues from higher margin recurring revenue units, partially offset by an increase in royalty expense and higher cost of goods sold.

For the quarter ended December 31, 1999, Bally Gaming and Systems reported an operating loss of $2.1 million compared to an operating loss of $4.5 million in the prior year quarter. The improvement resulted from higher revenues, improved gross margins and lower research and development costs, partially offset by a higher provision for doubtful accounts and higher depreciation and amortization expense resulting from the larger installed base of recurring revenue units. Research and development costs totaled $2.6 million, a decrease of 18 percent over the prior year quarter.

WALL MACHINES AND AMUSEMENT GAMES

For the quarter ended December 31, 1999, the Wall Machines and Amusement Games business unit reported revenues of $19.5 million, an 18% decrease compared to the prior year quarter. The lower revenues resulted from a 6% decrease in shipments of new wall machines, a 12% decrease in the average selling price of new wall machines and a 37% decrease in amusement game distribution revenues, partially offset by a 16% increase in leased machine revenues. The foreign currency fluctuation between the dollar and the deutschmark decreased revenues by $2.6 million and EBITDA by $0.3 million in the quarter ended December 31, 1999. The Company believes that the soft demand for new wall machines is due toe potential changes in the laws regulating wall machines that are being reviewed by the German government. The soft demand will likely remain until the outcome of the proposed law changes is known. The ultimate outcome and timing of the proposed changes is not determinable at this time.

Wall Machines and Amusement Games continued to expand its leasing program whereby new wall machines are leased to customers pursuant to operating leases. These leases provide Wall Machines and Amusement Games with a stream of revenues and cash flow over the life of the leases, which range from six months to three and one half years. The increase in lease revenues compared to the prior year quarter was due primarily to a 21% increase in the average monthly lease rate and an increase in the installed base of leased machines.

For the quarter ended December 31, 1999, gross profit margin increased to 43% compared to 38% in the prior year quarter. This improvement was due to sales of higher margin progressive jackpot machines and the increase in lease revenues, partially offset by the unfavorable impact of a lower fixed cost absorption rate from a decrease in production. Wall Machines and Amusement Games reported operating income of $0.8 million compared to operating income of $0.1 million in the prior year quarter, due primarily to the increase in gross margins and lower selling, general and administrative expenses, principally a decrease in salary and wages and marketing expenses, partially offset by a decrease in revenues and an increase in depreciation expense.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1999

ROUTE OPERATIONS

For the quarter ended December 31, 1999, the Route Operations business unit reported revenues of $48.2 million, an increase of 13% compared to revenues of $42.8 million in the prior year quarter. Revenues for the Nevada operations increased 16% as net win per gaming machine per day increased to $61.00 from $55.50 in the prior year quarter, while the average number of gaming machines increased to 7,670 from 7,250 in the prior year quarter resulting primarily from machines added as a result of new locations and taking over the contracts to operate locations previously served by competitors. Revenues continue to be strong in Southern Nevada, particularly in Gamblers Bonus locations. Revenues for the Louisiana operations decreased 12% due primarily to the closing of two OTB's that, pursuant to a prior vote, effective July 1, 1999 were required to close. This resulted in a 10% decrease in the average number of gaming units deployed. Additionally, there was a decrease in net win per day per gaming machine to $76.10 from $78.90 in the prior year quarter.

For the quarter ended December 31, 1999, cost of revenues increased 13% to $38.0 million compared to $33.5 million in the prior year quarter. As a percentage of revenues, cost of revenues increased slightly to 79% from 78% in the prior year quarter. Nevada route operations cost of revenues as a percentage of revenues increased to 81% from 80% in the prior year quarter, due primarily to lower margins in the Southern Nevada route operations, partially offset by improved margins in the Northern Nevada route operations. The lower margins in Southern Nevada resulted primarily from increased gaming machine rental costs and participation payments. Louisiana operations cost of revenues as a percentage of revenues improved to 64% from 67% in the prior year quarter. The Route Operations business unit reported operating income of $4.0 million, an increase of 18% compared to operating income of $3.4 million in the prior year quarter. The increase in operating income resulted primarily from higher revenues and lower depreciation expense, partially offset higher operating costs and higher selling, general and administrative expenses, primarily increased promotion and marketing costs at the Nevada route operation.

Effective February 1, 2000 the Company began operating an additional 305 games in 19 Raley's stores in Nevada. This agreement with Raley's runs through June 2008, and brings the total games on the Nevada route to over 8,000.

CASINO OPERATIONS

For the quarter ended December 31, 1999, the Casino Operations business unit reported revenues of $16.1 million, an increase of 8% compared to revenues of $14.9 million in the prior year quarter. This increase was a result of a 23% increase at the Rail City Casino and a 4 percent increase at the Rainbow Casino. The revenue improvement at the Rail City Casino to $4.4 million from $3.6 million in the prior year quarter was attributable to an increase in the average gaming machine net win per day of 18% to $77 from $65 in the prior year quarter and an 11% increase in the average number of gaming machines. Rainbow Casino revenues increased to $11.7 million from $11.4 in the prior year quarter as a result of a 6% increase in the average number of gaming machines and higher table game revenue, partially offset by a 4% decrease in net win per day per gaming machine to $141 from $147 in the prior year quarter. The increase in revenues at the Rainbow Casino was despite the adverse impact of temporarily removing machines as part of the casino expansion and internal remodeling projects. The expansion space at the Rainbow Casino opened in late November and the casino now has over 1,000 gaming machines.

For the quarter ended December 31, 1999, the cost of revenues for Casino Operations increased to $6.6 million compared to $6.5 million in the prior year quarter and, as a percentage of revenues, improved to 41% from 44% in the prior year quarter. The Casino Operations business unit reported operating income of $4.6 million, an improvement of 15% compared to operating income of $4.0 million in the prior year quarter. Rainbow Casino operating income increased 5% to $3.6 million due primarily to the increase in revenues and improved operating margins, partially offset by an increase in selling, general and administrative costs, principally marketing costs. Rail City Casino operating

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1999

income increased by 81% to $1.0 million due primarily to the increase in revenues and improved operating margins, partially offset by an increase in selling, general and administrative costs, primarily gaming machine rent.

CONSOLIDATED

Total revenues for the quarter ended December 31, 1999 were $114.5 million, an increase of 10% compared to revenues of $103.9 million in the prior year quarter. The increase is due primarily to the aforementioned increases at the Bally Gaming and Systems, Route Operations and Casino Operations business units, partially offset by a decrease at the Wall Machines and Amusement Games business unit.

Cost of revenues for the quarter ended December 31, 1999 was $73.6 million, an increase of 8% compared to $68.1 million in the prior year quarter. Cost of revenues as a percentage of total revenues improved to 64% from 65% in the prior year quarter. The increase was due primarily to the improvements in costs as a percentage of revenues at the Bally Gaming and Systems, the Wall Machines and Amusement Games and the Casino Operations business units, partially offset by an increase in costs as a percentage of revenues at Route Operations business unit.

Selling, general and administrative expenses for the quarter ended December 31, 1999 remained constant at $27.9 million between quarters. Increases in expenses at the Route Operations and Casino Operations business units and an increase in the provision for doubtful accounts, were offset by a decrease in Corporate expenses, primarily professional and consulting fees, and decreases in expenses at the Wall Machines and Amusement Games business unit.

Research and development costs for the quarter ended December 31, 1999 were approximately $3.3 million, a decrease of 16% compared to costs of $4.0 million in the prior year quarter. This decrease is due to decreases in costs at the Bally Gaming and Systems and the Wall Machines and Amusement Games business units.

Depreciation and amortization for the quarter ended December 31, 1999 was approximately $6.7 million, an increase of 16% compared to $5.8 million in the prior year quarter. The increase was due primarily to increases at the Bally Gaming and Systems and the Wall Machines and Amusement Games business units, partially offset by decreases at the Route Operations and Casino Operations business units.

NET INTEREST EXPENSE AND INCOME TAXES

Net interest expense in the three months ended December 31, 1999 increased to $8.6 million from $7.4 million in the prior year quarter due to a $0.5 million fee in connection with obtaining an amendment to the Company's bank credit facility coupled with a higher average amount of total borrowings and slightly higher interest rates.

The Company recorded an income tax provision of $0.2 million in the 1999 quarter compared to an income tax benefit of $0.2 million in the prior year quarter. The current quarter provision is due to various state income tax provisions.

SIX MONTHS ENDED DECEMBER 31, 1998 AND 1999

BALLY GAMING AND SYSTEMS

For the six months ended December 31, 1999, Bally Gaming and Systems reported revenues of $70.4 million, a 58% increase compared to revenues of $44.4 million in the prior year period. The improvement was due primarily

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1999

to a $10.4 million increase in SDS 6000 game monitoring unit sales, an $8.0 million increase in recurring revenue sources and increases in units shipped and the average selling price of new gaming machines. Bally Gaming reported unit sales of approximately 5,300 new gaming machines, an increase of 33% compared to unit sales of approximately 4,000 in the prior year period, due primarily to an overall increase in market demand and the successful introduction of new products recently licensed in more jurisdictions. By market segment, Bally Gaming's unit sales for the six month period consisted of approximately 700 units to the Nevada and Atlantic City markets, 3,300 units to international markets and 1,300 units to riverboats, Native American and other domestic markets. Bally Gaming reported revenues from the sale of new gaming machines of $32.1 million, an increase of 54% compared to $20.9 million in the prior year period, due to higher unit volume and a 16% increase in average selling prices over the prior year quarter. Bally Systems reported revenues from SDS 6000 game monitoring unit sales of $20.1 million, an increase of 108% compared to revenues of $9.6 million in the prior year period. In addition, revenues from recurring revenue sources were $10.6 million, an increase of 312% compared to revenues of $2.6 million in the prior year period. At December 31, 1999 Bally Gaming and Systems had an installed base of over 2,000 gaming machines that earn revenue on a recurring basis compared to approximately 100 gaming machines at December 31, 1998.

Gross margin for the six months ended December 31, 1999 remained constant at 43% between periods. A change in product mix to higher margin gaming machines coupled with greater revenues from recurring revenue units and SDS 6000 game monitoring unit sales, were offset by an increase in royalty expense, a greater provision for inventory obsolescence and higher cost of goods sold.

For the six months ended December 31, 1999, Bally Gaming and Systems reported operating income of $2.9 million compared to an operating loss of $4.3 million in the prior year period. The improvement resulted from higher revenues and lower research and development costs, partially offset by higher selling, general and administrative costs including a higher provision for doubtful accounts, higher costs to support the recurring revenue units, higher costs from the start of commercial sales in Australia and higher depreciation and amortization expense resulting from the larger installed base of recurring revenue units. Research and development costs totaled $5.4 million, a decrease of 18% over the prior year period.

WALL MACHINES AND AMUSEMENT GAMES

For the six months ended December 31, 1999, the Wall Machines and Amusement Games business unit reported revenues of $34.2 million, a 23% decrease compared to the prior year period. The lower revenues resulted from a 16% decrease in shipments of new wall machines, a 14% decrease in the average selling price of new wall machines and a 39% decrease in amusement game distribution revenues, partially offset by a 4% increase in leased machine revenues. The foreign currency fluctuation between the dollar and the deutschmark decreased revenues by $3.1 million and EBITDA by $0.2 million in the six months ended December 31, 1999. The Company believes that the soft demand for new wall machines is due to the potential changes in the laws regulating wall machines. The soft demand will likely remain until the outcome of the proposed law changes is known. The ultimate outcome and timing of the proposed changes is not determinable at this time.

Wall Machines and Amusement Games continued to expand its leasing program whereby new wall machines are leased to customers pursuant to operating leases. These leases provide Wall Machines and Amusement Games with a stream of revenues and cash flow over the life of the leases, which range from six months to three and one half years. As of December 31, 1999 a total of 5,320 machines were deployed in the leasing plan compared to 4,760 deployed at December 31, 1998, an increase of 12%. The average monthly lease rate increased by 4% compared to the prior year period.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1999

For the six months ended December 31, 1999, gross profit margin decreased to 38% compared to 40% in the prior year period. This decrease was due to the unfavorable impact of a higher volume of trade-ins of used equipment and a lower fixed cost absorption rate, partially offset by sales of higher margin progressive jackpot machines. Wall Machines and Amusement Games reported an operating loss of $1.0 million compared to operating income of $2.3 million in the prior year period, due primarily to lower revenues and margins coupled with increases in the provision for doubtful accounts and depreciation expense, partially offset by lower selling, general and administrative expenses, principally a decrease in salary and wages and marketing expenses.

ROUTE OPERATIONS

For the six months ended December 31, 1999, the Route Operations business unit reported revenues of $94.3 million, an increase of 14% compared to revenues of $82.8 million in the prior year quarter. Revenues for the Nevada operations increased 17% as net win per gaming machine per day increased to $59.60 from $54.00 in the prior year period, while the average number of gaming machines increased to 7,640 from 7,190 in the prior year period resulting primarily from machines added as a result of new locations and taking over the contracts to operate locations previously served by competitors. Revenues continue to be strong in Southern Nevada, particularly in Gamblers Bonus locations. As of December 31, 1999, the Gamblers Bonus product was installed in over 3,000 gaming machines at approximately 300 locations statewide or 39% of the installed base of gaming machines. Revenues for the Louisiana operations decreased 9% compared to the prior year period due primarily to the July 1, 1999 closing of two OTB's that, pursuant to a prior vote, effective July 1, 1999 were required to close. This resulted in a 9% decrease in the average number of gaming units deployed and a decrease in net win per day per gaming machine to $76.80 from $77.90 in the prior year period.

As a percentage of revenues, cost of revenues increased slightly to 79% from 78% in the prior year quarter. Nevada route operations cost of revenues increased as a percentage of revenues to 81% from 80% in the prior year quarter, due primarily to the lower margins in the Southern Nevada route operations, partially offset by improved margins in the Northern Nevada route operations. The lower margins resulted primarily from the impact of the start-up costs for the Raley's stores where the Company was not able to operate until February 1, 2000 and increased gaming machine rental and participation costs. Louisiana operations cost of revenues decreased as a percentage of revenues to 64% from 66% in the prior year quarter. The Route Operations business unit reported operating income of $7.0 million, an increase of 9% compared to operating income of $6.4 million in the prior year period. The increase in operating income resulted primarily from higher revenues and lower depreciation expense, partially offset higher operating costs and higher selling, general and administrative expenses, principally increases in salary and wages and promotion and marketing costs at the Nevada route operation.

CASINO OPERATIONS

For the six months ended December 31, 1999, the Casino Operations business unit reported revenues of $32.8 million, an increase of 6% compared to revenues of $31.1 million in the prior year period. This increase was a result of a 24% increase at the Rail City Casino. The revenue improvement at the Rail City Casino to $8.5 million from $6.9 million in the prior year period was attributable to an increase in the average gaming machine net win per day of 19% to $74 from $62 in the prior year period and an 11% increase in the average number of gaming machines. Rainbow Casino revenues remained constant at $24.3 million between periods as a 2% increase in net win per day per gaming machine to $155 from $152 in the prior year period was offset by a 2% decrease in the average number of gaming machines. Revenues at the Rainbow Casino impacted from temporarily removing machines as part of the casino expansion and internal remodeling projects which are now complete.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1999

For the six months ended December 31, 1999, the cost of revenues for Casino Operations decreased to $13.2 million compared to $13.3 million in the prior year quarter and, as a percentage of revenues, improved to 40% from 43% in the prior year quarter. The Casino Operations business unit reported operating income of $10.6 million, an improvement of 19% compared to operating income of $8.9 million in the prior year period. Rainbow Casino operating income increased 9% to $8.7 million due primarily to improved operating margins and a decrease in selling, general and administrative costs. Rail City Casino operating income increased by 113% to $1.9 million due primarily to the increase in revenues and improved operating margins, partially offset by an increase in selling, general and administrative costs, primarily gaming machine rent and participation payments.

CONSOLIDATED

Total revenues for the six months ended December 31, 1999 were $231.7 million, an increase of 14% compared to revenues of $202.7 million in the prior year period. The increase is due primarily to the aforementioned increases at the Bally Gaming and Systems, Route Operations and Casino Operations business units, partially offset by a decrease at the Wall Machines and Amusement Games business unit.

Cost of revenues for the six months ended December 31, 1999 was $148.9 million, an increase of 15% compared to $129.9 million in the prior year period. Cost of revenues as a percentage of total revenues remained constant at 64% between periods. Improvements in costs as a percentage of revenues at the Casino Operations business unit, were offset by an increase in costs as a percentage of revenues at Wall Machines and Amusement Games and the Route Operations business units. Bally Gaming and Systems costs as a percentage of revenues remained constant between periods.

Selling, general and administrative expenses for the six months ended December 31, 1999 were $51.5 million an increase of 5% compared to $48.9 million in the prior year period. The increase was due primarily to increases in expenses at the Bally Gaming and Systems, Route Operations and Casino Operations business units and an increase in the provision for doubtful accounts, partially offset by a decrease in Corporate expenses, principally salary and wages and consulting fees, and decreases in expenses at the Wall Machines and Amusement Games business unit.

Research and development costs for the six months ended December 31, 1999 were approximately $6.9 million, a decrease of 16% compared to costs of $8.1 million in the prior year period. This decrease is due to decreases in costs at the Bally Gaming and Systems and the Wall Machines and Amusement Games business units.

Depreciation and amortization for the six months ended December 31, 1999 was approximately $13.0 million, an increase of 17% compared to $11.1 million in the prior year period. The increase was due primarily to increases at the Bally Gaming and Systems and the Wall Machines and Amusement Games business units, partially offset by decreases at the Route Operations and Casino Operations business units.

NET INTEREST EXPENSE AND INCOME TAXES

Net interest expense in the six months ended December 31, 1999 increased to $16.3 million from $15.0 million in the prior year period due to a $0.5 million fee in connection with obtaining an amendment to the Company's bank credit facility coupled with a higher average amount of total borrowings and slightly higher interest rates.

The Company recorded an income tax provision of $0.3 million in the current year period compared to an income tax benefit of less than $0.1 million in the prior year period. The current year period provision is due to various

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1999

state income tax provisions.

                                    * * * * *

The information contained in this Form 10-Q may contain "forward-looking" statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1933, as amended, and is subject to the safe harbor created thereby. Such information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward looking statements herein. Future operating results may be adversely affected as a result of a number of factors such as the Company's high leverage, its holding company structure, its operating history and recent losses, competition, risks of product development, customer financing, sales to non-traditional gaming markets, foreign operations, dependence on key personnel, strict regulation by gaming authorities, gaming taxes and value added taxes, uncertain effect of National Gambling Commission, and other risks, as detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1999

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                     PART II

ITEM 1.     LEGAL PROCEEDINGS

            See "Notes to Unaudited Condensed Consolidated Financial Statements-
            5. Legal Proceedings" for a description of certain legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On January 3, 2000, the Company held its annual shareholders meeting at which the shareholders were asked to vote on the election of two directors. Of the 10,252,380 shares of common stock outstanding, 5,676,327 shares were voted for, and 3,423,624 withheld from Mr. Anthony DiCesare; and 5,676,327 shares were voted for, and 3,423,624 withheld from Mr. Joel Kirschbaum.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a.     Exhibits

            4.6 Fourth Amendment and Consent among Alliance Gaming Corporation, Bally Wulff Vertriebs GmbH, Bally Wulff Automaten GmbH and various lenders, and Credit Suisse First Boston as administrative agent dated December 16, 1999.

            27.1    Financial Data Schedule

            b.     Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1999



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



     ALLIANCE GAMING CORPORATION
     (Registrant)



     By  /s/ Robert Miodunski
         -----------------------------------
         Chief Operating Officer
         (Principal Executive Officer)



     By  /s/ Scott D. Schweinfurth
         -----------------------------------
         Sr. Vice President, Chief Financial
         Officer and Treasurer (Principal
         Financial and Accounting Officer)