Form 10-Q
period 2000-03-31
ALLIANCE GAMING CORP
filed 2000-05-15
CIK 2491

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2000

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


                  REGISTRANT'S TELEPHONE NUMBER: (702) 270-7600
                              ____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes  [ ] No

The number of shares of Common Stock, $0.10 par value, outstanding as of May 1, 2000 according to the records of the registrant's registrar and transfer agent was 10,336,272.

================================================================================

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000


                                    I N D E X

                                                                                    PAGE
                                                                                    ----
PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

        Unaudited Condensed Consolidated Balance Sheets as of June 30, 1999
             and March 31, 2000                                                       3

        Unaudited Condensed Consolidated Statements of Operations
             for the three months ended March 31, 1999 and 2000                       4

        Unaudited Condensed Consolidated Statements of Operations
             for the nine months ended March 31, 1999 and 2000                        5

        Unaudited Condensed Consolidated Statements of Stockholders' Deficiency
             for the nine months ended March 31, 2000                                 6

        Unaudited Condensed Consolidated Statements of Cash Flows
             for the nine months ended March 31, 1999 and 2000                        7

        Notes to Unaudited Condensed Consolidated Financial Statements                8

Item 2. Management's Discussion and Analysis of Financial Condition and Results
             of Operations                                                           26

Item 3. Quantitative and Qualitative Disclosures About Market Risk                   35


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                            35

Item 6. Exhibits and Reports on Form 8-K                                             35


SIGNATURES                                                                           36

                                     PART 1

                           ALLIANCE GAMING CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In 000's, except share data)

                                                                                June 30,        Mar. 31,
                                                                                  1999            2000
                                                                               ---------       ---------
ASSETS
Current assets:
   Cash and cash equivalents                                                   $  16,930       $  38,930
   Accounts and notes receivable, net of allowance for doubtful
      accounts of $12,705 and $15,829                                             92,665          78,307
   Inventories, net of reserves of $7,077 and $8,047                              46,138          41,425
   Other current assets                                                           11,423          11,878
                                                                               ---------       ---------
         Total current assets                                                    167,156         170,540
                                                                               ---------       ---------
Long-term notes receivable, net of allowance for doubtful
   accounts of $991 and $950                                                       5,782           4,758
Leased equipment, net of accumulated depreciation of $5,111 and $8,033            10,981          13,860
Property, plant and equipment, net of accumulated depreciation
   of $51,686 and $59,664                                                         74,159          78,461
Excess of costs over net assets of acquired businesses, net of
   accumulated amortization of $4,604 and $5,847                                  57,593          55,379

Intangible assets, net of accumulated amortization of $18,351 and $22,515         26,854          23,216
Other assets, net of reserves of $3,468 and $1,883                                13,782          13,322
                                                                               ---------       ---------
         Total assets                                                          $ 356,307       $ 359,536
                                                                               =========       =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable                                                            $  17,372       $  16,210
   Accrued liabilities                                                            39,196          35,375
   Current maturities of long-term debt                                            1,927           1,028
                                                                               ---------       ---------
         Total current liabilities                                                58,495          52,613
                                                                               ---------       ---------
Long-term debt, net                                                              316,779         346,732
Other liabilities                                                                  9,458           9,265
                                                                               ---------       ---------
         Total liabilities                                                       384,732         408,610
                                                                               ---------       ---------
Minority interest                                                                  1,983           1,409
Commitments and contingencies
Stockholders' deficiency:
   Special Stock, 10,000,000 shares authorized:
      Series E, $100 liquidation value; 153,802 shares and 46,242
         shares issued and outstanding                                            15,380           4,624
   Common Stock, $.10 par value; 50,000,000 shares authorized;
      9,791,000 and 10,335,000 shares issued and outstanding                         979           1,034
   Treasury stock at cost, 85,300 shares and 83,000 shares                          (522)           (508)
   Additional paid-in capital                                                    129,991         141,130
   Accumulated other comprehensive loss                                          (15,986)        (20,692)
   Accumulated deficit                                                          (160,250)       (176,071)
                                                                               ---------       ---------
         Total stockholders' deficiency                                          (30,408)        (50,483)
                                                                               ---------       ---------
            Total liabilities and stockholders' deficiency                     $ 356,307       $ 359,536
                                                                               =========       =========

       See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                        (In 000's, except per share data)

                                                    Three Months Ended March 31,
                                                        1999            2000
                                                    ----------       -----------
Revenues:
   Gaming equipment and systems                      $  38,406       $  25,972
   Wall machines and amusement games                    24,845          18,668
   Route operations                                     46,037          53,476
   Casino operations                                    16,445          19,428
                                                     ---------       ---------
                                                       125,773         117,544
                                                     ---------       ---------
Costs and expenses:
   Cost of gaming equipment and systems                 20,564          14,145
      Cost of wall machines and amusement games         14,820          12,387
      Cost of route operations                          36,223          42,441
      Cost of casino operations                          6,845           7,254
      Selling, general and administrative               26,944          28,466
   Research and development                              4,949           3,390
   Depreciation and amortization                         5,710           6,767
   Unusual items, net                                       --           1,638
                                                     ---------       ---------
                                                       116,055         116,488
                                                     ---------       ---------
Operating income                                         9,678           1,056

Other income (expense):
   Interest income                                          47              86
   Interest expense                                     (8,151)         (8,856)
   Minority interest                                      (555)           (650)
   Other, net                                              (74)           (503)
                                                     ---------       ---------
Income (loss) before income taxes                          945          (8,867)

Income tax benefit (provision)                             246            (223)
                                                     ---------       ---------
Net income (loss)                                        1,191          (9,090)

Special Stock dividends                                   (430)             --
                                                     ---------       ---------
Net income (loss) applicable to common shares        $     761       $  (9,090)
                                                     =========       =========

Basic and diluted income (loss) per share:           $    0.08       $   (0.89)
                                                     =========       =========

Weighted average common shares outstanding               9,742          10,253
                                                     =========       =========

Weighted average common and common
   share equivalents outstanding                         9,747          10,253
                                                     =========       =========


      See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In 000's, except per share data)

                                                 Nine Months Ended March 31,
                                                     1999            2000
                                                 ----------       ----------
Revenues:
   Gaming equipment and systems                   $  82,847       $  96,347
   Wall machines and amusement games                 69,225          52,886
   Route operations                                 128,791         147,768
   Casino operations                                 47,551          52,232
                                                  ---------       ---------
                                                    328,414         349,233
                                                  ---------       ---------
Costs and expenses:
   Cost of gaming equipment and systems              45,798          54,131
   Cost of wall machines and amusement games         41,562          33,498
   Cost of route operations                         100,868         117,096
   Cost of casino operations                         20,165          20,435
   Selling, general and administrative               75,847          78,752
   Research and development                          13,094          11,467
   Depreciation and amortization                     16,869          19,792
   Unusual items,net                                     --           2,164
                                                  ---------       ---------
                                                    314,203         337,335
                                                  ---------       ---------
Operating income                                     14,211          11,898

Other income (expense):
   Interest income                                      420             312
   Interest expense                                 (23,556)        (25,348)
   Minority interest                                 (1,603)         (1,577)
   Other, net                                          (621)           (628)
                                                  ---------       ---------
Loss before income taxes                            (11,149)        (15,343)
Income tax (provision) benefit                          307            (478)
                                                  ---------       ---------
Net loss                                            (10,842)        (15,821)
Special Stock dividends                              (1,254)             --
                                                  ---------       ---------
Net loss applicable to common shares              $ (12,096)      $ (15,821)
                                                  =========       =========
Basic and diluted loss per share:                 $   (1.25)      $   (1.55)
                                                  =========       =========
Weighted average common shares outstanding            9,651          10,221
                                                  =========       =========
Weighted average common and common
   share equivalents outstanding                      9,651          10,221
                                                  =========       =========

       See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                        Nine Months Ended March 31, 2000
                                   (In 000's)

                                                                                                                        Total
                                                                                          Accumulated                   Stock-
                                    Common Stock      Series E              Additional       Other                     holders'
                                  -----------------    Special    Treasury    Paid-in    Comprehensive    Accum.        Equity
                                  Shares    Dollars     Stock       Stock     Capital        Loss         Deficit    (Deficiency)
                                  ------    -------   --------    --------  ----------   -------------  ----------  ------------
Balances at June 30, 1999          9,791    $  979    $ 15,380     $(522)    $ 129,991     $(15,986)    $(160,250)    $(30,408)

Net loss                              --        --          --        --            --           --       (15,821)     (15,821)
Treasury shares issued
   upon exercise of options           --        --          --        14            (4)          --            --           10
Special Stock dividends               --        --         442        --            --           --            --          442
Shares issued upon
   conversion of Special Stock       544        55     (11,198)       --        11,143           --            --           --
Foreign currency translation
   adjustment                         --        --          --        --            --       (4,706)           --       (4,706)
                                  ------    ------    --------     -----     ---------     --------     ---------     --------
Balances at March 31, 2000        10,335    $1,034    $  4,624     $(508)    $ 141,130     $(20,692)    $(176,071)    $(50,483)
                                  ======    ======    ========     =====     =========     ========     =========     ========

       See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (In 000's)

                                                                  Nine Months Ended March 31,
                                                                     1999            2000
                                                                  -----------      ----------
Cash flows from operating activities:
   Net loss                                                         $(10,842)      $(15,821)
   Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
         Depreciation and amortization                                16,869         19,792
         Amortization of debt discounts                                   39             40
         Write down of other assets                                      765            660
         (Gain) loss on sale of assets                                   117         (4,067)
         Provision for losses on doubtful receivables                  1,713          4,708
         Other                                                          (211)          (263)
   Net change in operating assets and liabilities:
         Accounts and notes receivable                                 9,743          7,266
         Inventories                                                  (9,254)        (7,829)
         Other current assets                                          2,540           (619)
         Accounts payable                                              5,239           (973)
         Accrued liabilities                                          (2,760)        (4,131)
                                                                    --------       --------
            Net cash provided by (used in) operating activities       13,958         (1,277)

Cash flows from investing activities:
   Additions to property, plant and equipment                         (7,909)       (11,956)
   Proceeds from disposal of property and equipment
      and other assets                                                   141          4,090
   Proceeds from sale/leaseback transaction                               --          3,169
   Additions to other long term assets                                (4,218)        (2,696)
                                                                    --------       --------
            Net cash used in investing activities                    (11,986)        (7,393)

Cash flows from financing activities:
   Reduction of long-term debt                                        (4,696)        (3,550)
   Net change in lines of credit                                       4,200         34,460
   Proceeds from exercise of stock options and warrants                4,778             10
   Repurchase of common stock for treasury                              (522)            --
                                                                    --------       --------
            Net cash provided by financing activities                  3,760         30,920

Effect of exchange rate changes on cash                                   (5)          (250)

Cash and cash equivalents:
         Increase for period                                           5,727         22,000
         Balance, beginning of period                                 23,487         16,930
                                                                    --------       --------
         Balance, end of period                                     $ 29,214       $ 38,930
                                                                    ========       ========

       See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED MARCH 31, 1999 AND 2000

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

      Inventories, net of reserves, consist of the following at June 30, 1999 and March 31, 2000:

                                                  June 30,     Mar. 31,
                                                    1999         2000
                                                  --------     --------
                                                       (in 000's)
            Raw materials                         $16,676      $17,564
            Work-in-process                         2,057        1,144
            Finished goods                         27,405       22,717
                                                  -------      -------
               Total inventories                  $46,138      $41,425
                                                  =======      =======

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED MARCH 31, 1999 AND 2000

3.    DEBT, LINES OF CREDIT

      Long-term debt consists of the following:

                                                     June 30,      Mar. 31,
                                                       1999          2000
                                                     --------      --------
                                                           (in 000's)
        10% Senior Subordinated Notes
          due 2007, net of unamortized
          discount of $702 and $663                  $149,298      $149,337
        Term loan facilities:
            Tranche B Term Loan                        72,380        70,708
            Tranche C Term Loan                        38,744        37,822
            Delayed Draw Term Facility                 24,372        23,811
        Revolving Credit Facility                      32,200        64,862
        Other, secured by related equipment             1,712         1,219
                                                     --------      --------
                                                      318,706       347,760
        Less current maturities                         1,927         1,028
                                                     --------      --------
        Long-term debt, less current maturities      $316,779      $346,732
                                                     ========      ========

      In August 1997 the Company completed a refinancing transaction whereby the Company repaid its 12 7/8% Senior Notes, repurchased its 15% Series B Special Stock, and issued $150 million of 10% Senior Subordinated Notes and entered into bank financing of $230 million. The bank financing provides for (i) term loans in the aggregate amount of up to $140 million, comprised of a $75 million tranche with a 7 1/2-year term (the "Tranche B Term Loan"), a $40 million tranche with an 8-year term (the "Tranche C Term Loan"), and a $25 million tranche with a 7 1/2-year term (the "Delayed Draw Term Facility" and together with the Tranche B Term Loan and the Tranche C Term Loan, the "Term Loan Facilities"); and (ii) a $80 million revolving credit facility (the "Revolving Credit Facility", as later amended) with a 6-year term. Each of these credit facilities are variable rate borrowings in accordance with a credit grid. The interest rates which are currently at the highest level of the credit grid and maturity dates are as follows:

                                       Interest          Maturity
                                         Rates             Date
                                     -------------    ----------------
      Tranche B Term Loan            LIBOR + 4.25%    January 31, 2005
      Tranche C Term Loan            LIBOR + 4.50%       July 31, 2005
      Delayed Draw Term Facility     LIBOR + 4.25%    January 31, 2005
      Revolving Credit Facility      LIBOR + 3.75%       July 31, 2003

      The Revolving Credit Facility also allows for German Deutschemark borrowings at the euro deutschmark rate plus 3.75% (or 7.7% at March 31, 2000). In an amendment to the bank credit agreement in October 1999, the Company has agreed to keep the interest rate at the highest level of the credit grid through December 31, 2000. As is more fully described below, in amendments to the credit agreement in April 2000 (the "Fifth and Sixth Amendments") the Company agreed to increase the interest rates in the Term Loan Facilities and Revolving Credit Facility by 1.0%, which has been reflected in the preceding table.

      The bank facility is collateralized by substantially all domestic property and is guaranteed by each domestic subsidiary of the U.S. Borrower and German Subsidiaries (both as defined), other than the entity which holds the Company's interest in its Louisiana operations and other non-material subsidiaries (as defined), and secured by both a U.S. and German Pledge Agreement (both as defined). The bank facility contains a number of maintenance covenants and it and the Senior Subordinated Note Indenture have other significant covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries to dispose of assets, incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, enter into certain

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED MARCH 31, 1999 AND 2000

      acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of the Company's subsidiaries, engage in mergers or acquisitions, or engage in certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities.

      To facilitate the disposition of certain assets, in October 1999 the Company obtained an amendment (the "Third Amendment") to its bank credit agreement. The Third Amendment provides the lenders' consent for the sale of certain businesses at specified minimum prices by December 31, 2000 and provides other financial flexibility to the Company. The Third Amendment also provides that if the Company should elect to sell any of these businesses, any restructuring charges that may be incurred as a result of the sales may be excluded from the determination of EBITDA used in the calculation of the various financial covenant ratios. In addition, the Third Amendment provides that any restructuring charges that may be incurred at Bally Gaming and Systems (up to $1.5 million) may be excluded from the determination of EBITDA used in the calculation of the various financial covenant ratios.

      The Fifth and Sixth Amendments to the credit agreement allow the Company to obtain third party financing for gaming devices used in the Bally Gaming and Systems gaming operations, waive compliance with certain financial ratio covenants through September 30, 2000, and provide that if the Company should writedown any goodwill intangible assets, such charges would be excluded from the computation of EBITDA. The Fifth and Sixth Amendments also reduced the maximum amount of the Revolving Credit Facility to $80.0 million from $90.0 million. The Company continues to expand the Bally Gaming and Systems gaming operations, and future growth will likely be financed with a combination of traditional financing and leases as allowed for in these amendments. The Company continues to evaluate the recoverability of the goodwill based on current and forecasted cash flows from the businesses that have goodwill recorded, and future write-downs of goodwill, if any, will not impact the definition of EBITDA used in the calculation of the financial covenant ratios. The Company incurred a fee of $0.5 million in connection with the Fifth and Sixth Amendments, which is included in interest expense in the March 2000 quarter.

      The 10% Senior Subordinated Notes are general unsecured obligations of the Company, ranking subordinate in right of payment to all Senior Debt (as defined) of the Company, including indebtedness under the bank financing. The Senior Subordinated Notes will be fully and unconditionally guaranteed on a joint and several senior subordinated basis by all existing and future domestic Restricted Subsidiaries (as defined) of the Company, subject to certain exceptions including the partially-owned entities through which its Mississippi casino and Louisiana route operations are conducted. The Subsidiary Guarantees (as defined) are general unsecured obligations of the Guarantors, ranking subordinate in right of payment to all Senior Debt of the Guarantors. The Company will be able to designate other current or future subsidiaries as Unrestricted Subsidiaries (as defined) under certain circumstances. Unrestricted Subsidiaries will not be required to issue a Subsidiary Guarantee and will not be subject to many of the restrictive covenants set forth in the Indenture pursuant to which the Senior Subordinated Notes were issued. The Indenture for the Company's Senior Subordinated Notes contains various covenants, including limitations on incurrence of additional indebtedness, on restricted payments and on dividend and payment restrictions on subsidiaries. The Senior Subordinated Notes may not be redeemed for the first five years. Upon an occurrence of a Change of Control (as defined), the holders of the Senior Subordinated Notes would have the right to require the Company to purchase their notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of such purchase.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED MARCH 31, 1999 AND 2000

4.    INCOME TAXES

      The Company's effective tax rate for the three and nine months ended March 31, 1999 and 2000 differs from the statutory rate of 35% due to state income taxes and the impact of taxes applicable to earnings of Bally Wulff. In addition, no tax benefit has been recorded for net losses generated by the Company's domestic subsidiaries.

5.    SUPPLEMENTAL CASH FLOW INFORMATION

      The following supplemental information is related to the unaudited condensed consolidated statements of cash flows.

                                                         Nine months ended
                                                             March 31,
                                                         1999         2000
                                                        ------      -------
                                                            (In 000's)
      Non-cash transactions:
      Reclassify other assets to property, plant
         and equipment                                  $  306      $   242
      Dividends for Series E Special Stock               1,254          442
      Reclassify inventory to equipment                  5,133       11,196
      Translation rate adjustment                          747        4,456
      Conversion of Series E Special Stock into
         common shares                                      --       11,198
      Deferred gain on sale/leaseback transaction           --        1,546

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

      On July 20, 1999, Bally Gaming, Inc., sued International Game Technology in the United States District Court for the District of New Jersey. The suit alleged that provisions in IGT's contracts with Atlantic City casinos barred the casinos from acquiring progressive systems from IGT's competitors, thereby preserving IGT's monopoly in the lucrative Atlantic City progressive market, violating federal and state antitrust laws and common law policies against unfair competition and restraints of trade, and frustrating Bally's efforts to launch its Trillions wide-area progressive system in Atlantic City. The lawsuit sought declaratory and injunctive relief, compensatory damages,

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED MARCH 31, 1999 AND 2000

      and other relief. The parties entered into a settlement pursuant to which IGT has notified its Atlantic City customers that it will not enforce the challenged contract provisions, and Bally dismissed the suit.

      On August 30, 1999, Cardivan Company, a subsidiary of Jackpot Enterprises, Inc., filed an action in federal court in Nevada against Raley's and Albertson's, Inc., in which Cardivan sought to forestall the loss of its slot machine operations at fifteen Albertson's grocery stores in the Las Vegas area after Albertson's, Cardivan's customer, sold the stores to Raley's, with whom Alliance subsidiary United Coin Machine Co. has an exclusive contract. The federal court granted a preliminary injunction allowing Cardivan to continue operating machines at Raley's before trial. The federal court granted Anchor Gaming's motion to intervene and extended the preliminary injunction to prohibit Raley's from removing Anchor's slot machines at four other stores that Albertson's sold to Raley's. After the court denied United Coin's motion to intervene, United Coin appealed to the Ninth Circuit Court of Appeals and filed a state action against Cardivan and Anchor for interference with contractual relations and Albertson's and Raley's for breach of contract. In January 2000, the parties settled all claims. Under the terms of the settlement agreement, United Coin began operating 305 gaming machines in 19 Raley's stores on February 1, 2000. Under its contract with Raley's, United Coin will operate these gaming machines, the machines at Raley's stores in Northern Nevada and machines at any new Raley's stores throughout Nevada until June 30, 2008. As part of the settlement, United Coin received cash and other consideration.

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

      During the nine months ended March 31, 1999 and 2000, total comprehensive loss amounted to $10.1 million and $20.5 million respectively.

8.    SHARE REPURCHASE PLAN

      In January 1999 the Company's Board of Directors approved a share repurchase plan for up to 1.18 million shares of its Common Stock. Under the plan, subject to price and market conditions, purchases of shares will be made from time to time during calendar 1999 in the open market or in privately negotiated transactions. As of March 31, 2000, the Company had approximately 83,000 shares of common stock in treasury at a cost of $508,000. The Company intends to use the acquired common stock to satisfy obligations pursuant to the exercise of stock options under the Company's stock option plans.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED MARCH 31, 1999 AND 2000

9.    REVERSE STOCK SPLIT

      On January 14, 1999 the Company's Board of Directors announced a one-for-three-and-one-half reverse stock split of its Common Stock effective February 1, 1999. The effects of the reverse split were to reduce the authorized number of common shares from 175.0 million to 50.0 million and to decrease the number of shares of Common Stock outstanding at that time from 34.3 million to 9.8 million. In connection with the reverse split, the share number, exercise price and the trigger prices, as applicable, for the Company's stock options and warrants were proportionately adjusted. In lieu of fractional shares resulting from the reverse split, stockholders received a cash payment from the sale of the aggregate fractional shares on the open market. The reverse split also impacted the conversion ratio on the Company's Series E Special Stock. Each share of Series E Special Stock is now convertible into 4.859 shares of Common Stock instead of 17.007 shares. All share and per share data included in these financial statements have been restated to reflect the reverse split.

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

      The computation of Basic and Diluted EPS is as follows:

                                                         Three months ended           Nine months ended
                                                             March 31,                    March 31,
                                                        --------------------       -----------------------
                                                         1999         2000           1999           2000
                                                        ------      --------       --------       --------
                                                                  (In 000's except share data)
      Net income (loss) applicable to
          common shares                                 $  761      $ (9,090)      $(12,096)      $(15,821)
      Wt. average common shares outstanding              9,742        10,253          9,651         10,221
      Dilutive effect of stock options outstanding           5            --             --             --
      Wt. average common and potential shares
          Outstanding                                    9,747        10,253          9,651         10,221

      Basic and diluted earnings (loss) per share       $ 0.08      $  (0.89)      $  (1.25)      $  (1.55)

      Stock options, warrants and convertible preferred stock outstanding which were potentially convertible into approximately 2.6 million common shares as of March 31, 2000 were not included in the computation of Diluted EPS because either (i) the exercise price was greater than the average market price of the common shares during the period or (ii) the contingent issue price was greater that the market price of the common shares at the end of the period.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED MARCH 31, 1999 AND 2000

11.   SPECIAL ITEMS

      During the quarter ended March 31, 2000, the Company incurred unusual items of $3.6 million. The gross unusual charges for restructuring and related costs totaled $6.6 million. The restructuring and related costs were incurred pursuant to a plan adopted by the Company for additional staff reductions at the Bally Gaming and Systems and Wall Machine and Amusement Games business units, and for the costs of closing two unprofitable foreign sales offices. Included in the restructure costs described above is a $1.9 million charge for a valuation reserve for certain inventory for the Australian market, which is included in the cost of gaming equipment and systems in the accompanying Condensed Consolidated Statement of Operations. These charges were partially offset by a $3.0 million gain on the sale of certain gaming management and development rights with the Ewaaiipaayp Tribe.

      During the quarter ended March 31, 2000, the Company incurred a fee of $0.5 million related to the amendments to the bank credit agreement. This amount is included in interest expense in the accompanying Condensed Consolidated Statement of Operations.

      During the quarter ended December 31, 1999, the Company incurred unusual items of $0.5 million, which consists of $1.5 million of restructuring and related charges at its Bally Gaming and Systems and Wall Machine and Amusement Games business units, partially offset by a $1.0 million gain on a release of an option the Company had to operate gaming machines at a dormant dog racing track in Kansas.

      The Company also incurred a charge of $0.5 million in the quarter ended December 31, 1999 related to an amendment to the bank credit agreement, which is also included in interest expense in the accompanying Condensed Consolidated Statement of Operations.

12.   SEGMENT AND GEOGRAPHICAL INFORMATION

      The Company operates in four business segments: (i) Gaming Equipment and Systems designs, manufactures and distributes gaming machines and computerized monitoring systems for gaming machines, (ii) Wall Machines and Amusement Games designs, manufactures and distributes wall-mounted gaming machines and distributes third party manufactured amusement games,
      (iii) Route Operations owns and manages a significant installed base of gaming machines, and (iv) Casino Operations owns and operates two casinos. Operating income is the primary measure used in assessing segment performance. Corporate office costs are generally not allocated except where those costs can be specifically identified with a segment.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED MARCH 31, 1999 AND 2000

      The table below presents information as to the Company's revenues and operating income:

                                               Nine Months Ended March 31,
                                                   1999            2000
                                               ----------       ----------
                                                       (In $000's)
      Revenues:
         Gaming equipment and systems           $  82,847       $  96,347
         Wall machines and amusement games         69,225          52,886
         Route operations                         128,791         147,768
         Casino operations                         47,551          52,232
                                                ---------       ---------
      Total revenues                            $ 328,414       $ 349,233
                                                =========       =========

      Intersegment revenues:
         Gaming equipment and systems           $     532       $   1,293
         Wall machines and amusement games             53              47
         Route operations                              --              --
         Casino operations                             --              --
                                                ---------       ---------
      Total intersegment revenues               $     585       $   1,340
                                                =========       =========

      Operating income (loss):
         Gaming equipment and systems           $    (581)      $   1,670
         Wall machines and amusement games          4,513          (2,612)
         Route operations                          10,226          11,245
         Casino operations                         14,409          17,744
         Corporate and unusual items              (14,356)        (16,149)
                                                ---------       ---------
      Total operating income                    $  14,211       $  11,898
                                                =========       =========

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

      The table below presents information as to the Company's revenues and operating income by geographic region:

                                                Nine Months Ended March 31,
                                                   1999            2000
                                                ---------       ----------
                                                       (In $000's)
      Revenues:
         United States                          $ 250,668       $ 279,311
         Germany                                   76,801          59,908
         Other foreign                                945          10,014
                                                ---------       ---------
      Total revenues                            $ 328,414       $ 349,233
                                                =========       =========
      Operating income (loss):
         United States                          $  11,315       $  22,700
         Germany                                    3,865          (4,920)
         Other foreign                               (969)         (5,882)
                                                ---------       ---------
      Total operating income                    $  14,211       $  11,898
                                                =========       =========

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED MARCH 31, 1999 AND 2000

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

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          CONSOLIDATING BALANCE SHEETS
                                 March 31, 2000
                                   (In 000's)


                                                                                                       Alliance
                                                                                                        Gaming
                                                      Parent and         Non-                        Corporation
                                                     Guaranteeing    Guaranteeing       Adjust-          and
                                                     Subsidiaries    Subsidiaries        ments       Subsidiaries
                                                     ------------    ------------      ---------     ------------
ASSETS
Current assets:
   Cash and cash equivalents                           $  27,473       $  11,457       $      --       $  38,930
   Accounts and notes receivable, net                     38,032          43,041          (2,766)         78,307
   Inventories, net                                       26,313          15,676            (564)         41,425
   Other current assets                                    8,959           2,919              --          11,878
                                                       ---------       ---------       ---------       ---------
         Total current assets                            100,777          73,093          (3,330)        170,540
                                                       ---------       ---------       ---------       ---------
Long-term notes receivable, net                          103,892             955        (100,089)          4,758
Leased equipment, net                                      6,405           7,455              --          13,860
Property, plant and equipment, net                        43,337          35,124              --          78,461
Excess of costs over net assets of acquired
   businesses, net                                        38,111          17,268              --          55,379
Intangible assets, net                                    22,902             314              --          23,216
Investment in subsidiaries                                68,335              --         (68,335)             --
Other assets, net                                         35,274         (15,594)         (6,358)         13,322
                                                       ---------       ---------       ---------       ---------
                                                       $ 419,033       $ 118,615       $(178,112)      $ 359,536
                                                       =========       =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
   Accounts payable                                    $  13,244       $   2,966       $      --       $  16,210
   Accrued liabilities                                    21,051          15,213            (889)         35,375
   Current maturities of long-term debt                    4,637           3,429          (7,038)          1,028
                                                       ---------       ---------       ---------       ---------
         Total current liabilities                        38,932          21,608          (7,927)         52,613
                                                       ---------       ---------       ---------       ---------
Term loan facilities                                     131,802              --              --         131,802
Senior Subordinated Notes due 2007, net                  149,337              --              --         149,337
Other long-term debt, less current maturities            140,805          24,810        (100,022)         65,593
Other liabilities                                          7,231           2,194            (160)          9,265
                                                       ---------       ---------       ---------       ---------
         Total liabilities                               468,107          48,612        (108,109)        408,610
                                                       ---------       ---------       ---------       ---------
Minority interest                                          1,409              --              --           1,409
Commitments and contingencies
Stockholders' equity (deficiency):
   Series E Special Stock                                  4,624              --              --           4,624
   Common Stock                                            1,034          17,832         (17,832)          1,034
   Treasury stock                                           (508)             --              --            (508)
   Additional paid-in capital                            141,130           7,862          (7,862)        141,130
   Accumulated other comprehensive income                (20,692)        (20,850)         20,850         (20,692)
   Retained earnings (accumulated deficit)              (176,071)         65,159         (65,159)       (176,071)
                                                       ---------       ---------       ---------       ---------
         Total stockholders' equity (deficiency)         (50,483)         70,003         (70,003)        (50,483)
                                                       ---------       ---------       ---------       ---------
                                                       $ 419,033       $ 118,615       $(178,112)      $ 359,536
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

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING STATEMENTS OF OPERATIONS

                        Three Months Ended March 31, 1999
                                   (In 000's)

                                                                                                Alliance
                                                                                                 Gaming
                                                  Parent and        Non-                       Corporation
                                                 Guaranteeing   Guaranteeing      Adjust-          and
                                                 Subsidiaries   Subsidiaries       ments       Subsidiaries
                                                 ------------   ------------     ---------     ------------
Revenues:
   Gaming equipment and systems                    $ 38,472       $  2,893       $  (2,959)      $  38,406
   Wall machines and amusement games                     --         24,845              --          24,845
   Route operations                                  40,280          5,757              --          46,037
   Casino operations                                  3,759         12,686              --          16,445
                                                   --------       --------       ---------       ---------
                                                     82,511         46,181          (2,959)        125,733
Costs and expenses:
   Cost of gaming equipment and systems              21,061          2,462          (2,959)         20,564
   Cost of wall machines and amusement games             --         14,820              --          14,820
   Cost of route operations                          32,509          3,714              --          36,223
   Cost of casino operations                          2,221          4,624              --           6,845
   Selling, general and administrative               16,769         10,175              --          26,944
   Research and development                           4,142            807              --           4,949
   Depreciation and amortization                      3,920          1,790              --           5,710
                                                   --------       --------       ---------       ---------
                                                     80,622         38,392          (2,959)        116,055
Operating income (loss)                               1,889          7,789           9,678
Earnings in consolidated subsidiaries                 5,679             --          (5,679)             --

Other income (expense):
   Interest income                                      125             72            (150)             47
   Interest expense                                  (7,924)          (377)            150          (8,151)
   Rainbow royalty                                    1,494         (1,494)             --              --
   Minority interest                                   (555)            --              --            (555)
   Other, net                                           159           (223)             --             (74)
                                                   --------       --------       ---------       ---------
Income (loss) before income taxes                       867          5,757          (5,679)            945
Income tax benefit                                      324            (78)             --             246
                                                   --------       --------       ---------       ---------
Net income (loss)                                     1,191          5,679          (5,679)          1,191
Special Stock dividends                                (430)            --              --            (430)
                                                   --------       --------       ---------       ---------
Net income (loss) applicable to common shares      $    761       $  5,679       $  (5,679)      $     761
                                                   ========       ========       =========       =========

                        See accompanying unaudited note.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING STATEMENTS OF OPERATIONS

                        Three Months Ended March 31, 2000
                                   (In 000's)

                                                                                                 Alliance
                                                                                                  Gaming
                                                 Parent and        Non-                        Corporation
                                                Guaranteeing   Guaranteeing      Adjust-           and
                                                Subsidiaries   Subsidiaries       ments        Subsidiaries
                                                ------------   ------------     ---------      ------------
Revenues:
   Gaming equipment and systems                   $ 26,375       $  3,451       $  (3,854)      $  25,972
   Wall machines and amusement games                    --         18,668              --          18,668
   Route operations                                 48,409          5,067              --          53,476
   Casino operations                                 4,589         14,839              --          19,428
                                                  --------       --------       ---------       ---------
                                                    79,373         42,025          (3,854)        117,544
Costs and expenses:
   Cost of gaming equipment and systems             13,469          4,530          (3,854)         14,145
   Cost of wall machines and amusement games            --         12,387              --          12,387
   Cost of route operations                         39,121          3,320              --          42,441
   Cost of casino operations                         2,226          5,028              --           7,254
   Selling, general and administrative              16,879         11,587              --          28,466
   Research and development                          2,697            693              --           3,390
   Depreciation and amortization                     4,568          2,199              --           6,767
   Unusual items                                    (1,727)         3,365              --           1,638
                                                  --------       --------       ---------       ---------
                                                    77,233         43,109          (3,854)        116,488
                                                  --------       --------       ---------       ---------
Operating income (loss)                              2,140         (1,084)             --           1,056
Earnings (losses) in consolidated
   subsidiaries                                     (4,327)            --           4,327              --

Other income (expense):
   Interest income                                     129             62            (105)             86
   Interest expense                                 (8,475)          (486)            105          (8,856)
   Rainbow royalty                                   1,739         (1,739)             --              --
   Minority interest                                  (650)            --              --            (650)
   Other, net                                          221           (724)             --            (503)
                                                  --------       --------       ---------       ---------
Loss before income taxes                            (9,223)        (3,971)          4,327          (8,867)
Income tax benefit (provision)                         133           (356)             --            (223)
                                                  --------       --------       ---------       ---------
Net Loss applicable to common shares              $ (9,090)      $ (4,327)      $   4,327       $  (9,090)
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

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                        Nine Months Ended March 31, 1999
                                   (In 000's)

                                                                                                   Alliance
                                                                                                    Gaming
                                                  Parent and         Non-                        Corporation
                                                 Guaranteeing    Guaranteeing       Adjust-          and
                                                 Subsidiaries    Subsidiaries        ments       Subsidiaries
                                                 ------------    ------------      ---------     ------------
Revenues:
   Gaming equipment and systems                    $  77,691       $  12,209       $  (7,053)      $  82,847
   Wall machines and amusement games                      --          69,236             (11)         69,225
   Route operations                                  112,539          16,252              --         128,791
   Casino operations                                  10,619          36,932              --          47,551
                                                   ---------       ---------       ---------       ---------
                                                     200,849         134,629          (7,064)        328,414
                                                   ---------       ---------       ---------       ---------
Costs and expenses:
   Cost of gaming equipment and systems               42,940           9,911          (7,053)         45,798
   Cost of wall machines and amusement games              --          41,573             (11)         41,562
   Cost of route operations                           90,219          10,649              --         100,868
   Cost of casino operations                           6,383          13,782              --          20,165
   Selling, general and administrative                44,417          31,430              --          75,847
   Research and development                           10,731           2,363              --          13,094
   Depreciation and amortization                      11,328           5,541              --          16,869
                                                   ---------       ---------       ---------       ---------
                                                     206,018         115,249          (7,064)        314,203
                                                   ---------       ---------       ---------       ---------
Operating income (loss)                               (5,169)         19,380              --          14,211
Earnings in consolidated subsidiaries                 12,983              --         (12,983)             --

Other income (expense):
   Interest income                                       668             280            (528)            420
   Interest expense                                  (22,893)         (1,191)            528         (23,556)
   Rainbow royalty                                     4,334          (4,334)             --              --
   Minority interest                                  (1,603)             --              --          (1,603)
   Other, net                                             93            (714)           (621)
                                                   ---------       ---------       ---------       ---------
Income (loss) before income taxes                    (11,587)         13,421         (12,983)        (11,149)
Income tax benefit (provision)                           745            (438)             --             307
                                                   ---------       ---------       ---------       ---------
Net income (loss)                                    (10,842)         12,983         (12,983)        (10,842)
Special Stock dividends                               (1,254)             --              --          (1,254)
                                                   ---------       ---------       ---------       ---------
Net income (loss) applicable to common shares      $ (12,096)      $  12,983       $ (12,983)      $ (12,096)
                                                   =========       =========       =========       =========

                        See accompanying unaudited note.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                        Nine Months Ended March 31, 2000
                                   (In 000's)

                                                                                                    Alliance
                                                                                                     Gaming
                                                   Parent and         Non-                        Corporation
                                                  Guaranteeing    Guaranteeing       Adjust-          and
                                                  Subsidiaries    Subsidiaries        ments       Subsidiaries
                                                  ------------    ------------      ---------     ------------
Revenues:
   Gaming equipment and systems                     $  95,223       $  17,038       $ (15,914)      $  96,347
   Wall machines and amusement games                       --          52,886              --          52,886
   Route operations                                   133,130          14,638              --         147,768
   Casino operations                                   13,082          39,150              --          52,232
                                                    ---------       ---------       ---------       ---------
                                                      241,435         123,712         (15,914)        349,233
Costs and expenses:
   Cost of gaming equipment and systems                54,328          15,717         (15,914)         54,131
   Cost of wall machines and amusement games               --          33,498              --          33,498
   Cost of route operations                           107,637           9,459              --         117,096
   Cost of casino operations                            6,541          13,894              --          20,435
   Selling, general and administrative                 47,127          31,625              --          78,752
   Research and development                             9,462           2,005              --          11,467
   Depreciation and amortization                       13,481           6,311              --          19,792
   Unusual items                                       (1,892)          4,056              --           2,164
                                                    ---------       ---------       ---------       ---------
                                                      236,684         116,565         (15,914)        337,335
                                                    ---------       ---------       ---------       ---------
Operating income                                        4,751           7,147              --          11,898
Earnings (losses) in consolidated subsidiaries           (915)             --             915

Other income (expense):
   Interest income                                        397             268            (353)            312
   Interest expense                                   (24,288)         (1,413)            353         (25,348)
   Rainbow royalty                                      4,586          (4,586)             --              --
   Minority interest                                   (1,577)             --              --          (1,577)
   Other, net                                             601          (1,229)             --            (628)
                                                    ---------       ---------       ---------       ---------
Income (loss) before income taxes                     (16,445)            187             915         (15,343)
Income tax benefit (provision)                            624          (1,102)             --            (478)
                                                    ---------       ---------       ---------       ---------
Net Loss applicable to common shares                $ (15,821)      $    (915)      $     915       $ (15,821)
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

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                        Nine Months Ended March 31, 1999
                                   (In 000's)

                                                                                                               Alliance
                                                                                                                Gaming
                                                                 Parent and        Non-                      Corporation
                                                                Guaranteeing   Guaranteeing      Adjust-         and
                                                                Subsidiaries   Subsidiaries       ments      Subsidiaries
                                                                ------------   ------------     --------     ------------
Net cash provided by (used in)
   Operating activities                                           $(12,547)      $ 28,418       $ (1,913)      $ 13,958
                                                                  --------       --------       --------       --------
Cash flows from investing activities:
   Additions to property and equipment                              (6,085)        (1,824)                       (7,909)
   Proceeds from disposal of property and equipment                     96             45                           141
   Additions to other long term assets                              (4,105)          (113)                       (4,218)
                                                                  --------       --------       --------       --------
         Net cash used in investing activities                     (10,094)        (1,892)       (11,986)
                                                                  --------       --------       --------       --------
Cash flows from financing activities:
   Repayments of long-term debt                                     (4,098)        (2,511)         1,913         (4,696)
   Net change in lines of credit                                     4,200             --                         4,200
   Proceeds from exercise of stock options and warrants              4,778             --                         4,778
   Repurchase common stock for treasury                               (522)            --             --           (522)
   Dividends received (paid)                                        21,986        (21,986)                           --
                                                                  --------       --------       --------       --------
         Net cash provided by (used in) financing activities        26,344        (24,497)         1,913          3,760
                                                                  --------       --------       --------       --------
Effect of exchange rate changes on cash                                                (5)                           (5)
                                                                  --------       --------       --------       --------

Cash and cash equivalents:
   Increase (decrease) for period                                    3,703          2,024                         5,727
   Balance, beginning of period                                      8,609         14,878             --         23,487
                                                                  --------       --------       --------       --------
   Balance, end of period                                         $ 12,312       $ 16,902       $     --       $ 29,214
                                                                  ========       ========       ========       ========

                        See accompanying unaudited note.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                        Nine Months Ended March 31, 2000
                                   (In 000's)

                                                                                                              Alliance
                                                                                                               Gaming
                                                                 Parent and        Non-                      Corporation
                                                                Guaranteeing   Guaranteeing      Adjust-         and
                                                                Subsidiaries   Subsidiaries       ments      Subsidiaries
                                                                ------------   ----------       --------     ------------
Net cash provided by (used in) operating activities               $(11,236)      $ 12,019       $ (2,060)      $ (1,277)
                                                                  --------       --------       --------       --------
Cash flows from investing activities:
   Additions to property and equipment                              (6,733)        (5,223)                      (11,956)
   Proceeds from disposal of property and equipment and
      other assets                                                   4,047             43                         4,090
   Proceeds from sale/leaseback transaction                          3,169          3,169
   Additions to other long term assets                              (2,661)           (35)                       (2,696)
                                                                  --------       --------       --------       --------
         Net cash used in investing activities                      (2,178         (5,215)                       (7,393)
                                                                  --------       --------       --------       --------
Cash flows from financing activities:
   Reduction of long-term debt                                      (3,154)        (2,456)         2,060         (3,550)
   Net change in lines of credit                                    29,550          4,910                        34,460
   Proceeds from exercise of stock options and warrants                 10                                           10
   Dividends received (paid)                                         9,241         (9,241)
                                                                  --------       --------       --------       --------
         Net cash provided by (used in) financing activities        35,647         (6,787)         2,060         30,920
                                                                  --------       --------       --------       --------

Effect of exchange rate changes on cash                                              (250)                         (250)

Cash and cash equivalents:
   Increase (decrease) for period                                   22,233           (233)                       22,000
   Balance, beginning of period                                      5,240         11,690             --         16,930
                                                                  --------       --------       --------       --------
   Balance, end of period                                         $ 27,473       $ 11,457              $       $ 38,930
                                                                  ========       ========       ========       ========

                        See accompanying unaudited note.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


DEBT AND LINES OF CREDIT

Long-term debt and lines of credit at June 30, 1999 consisted of the following :

                                                                                          Alliance
                                                                                           Gaming
                                            Parent and       Non-                        Corporation
                                           Guaranteeing  Guaranteeing       Elimina-         and
                                           Subsidiaries  Subsidiaries        tions       Subsidiaries
                                           ------------  ------------      ---------     ------------
                                                                   (in 000's)
10% Senior Subordinated Notes due
   2007, net of unamortized discount         $149,298      $               $               $149,298
Term loan facilities:
   Tranche B Term Loan                         72,380                                        72,380
   Tranche C Term Loan                         38,744                                        38,744
   Delayed Draw Term Facility                  24,372                                        24,372
Revolving Credit Facility                      12,900         19,300                         32,200
Intercompany notes payable                     96,701          6,666        (103,367)
Other                                                          1,712                          1,712
                                             --------      ---------       ---------       --------
                                              394,395         27,678        (103,367)       318,706
Less current maturities                         6,175          3,299          (7,547)         1,927
                                             --------      ---------       ---------       --------
Long-term debt, less current maturities      $388,220      $  24,379       $ (95,820)      $316,779
                                             ========      =========       =========       ========

Long-term debt and lines of credit at March 31, 2000 consisted of the following:

                                                                                          Alliance
                                                                                           Gaming
                                            Parent and       Non-                        Corporation
                                           Guaranteeing  Guaranteeing       Adjust-          and
                                           Subsidiaries  Subsidiaries        ments       Subsidiaries
                                           ------------  ------------      ---------     ------------
                                                                   (in 000's)
10% Senior Subordinated Notes due
   2007, net of unamortized discount         $149,337                                      $149,337
Term loan facilities:
   Tranche B Term Loan                         70,708                                        70,708
   Tranche C Term Loan                         37,822                                        37,822
   Delayed Draw Term Facility                  23,811                                        23,811
Revolving Credit Facility                      42,450         22,412                         64,862
Intercompany notes payable                    102,483          4,606        (107,089)
Other                                              --          1,219                          1,219
                                             --------      ---------       ---------       --------
                                              426,612         28,237        (107,089)       347,760
Less current maturities                         6,732          3,428           9,132          1,028
                                             --------      ---------       ---------       --------
Long-term debt, less current maturities      $419,880      $  24,808       $ (97,956)      $346,732
                                             ========      =========       =========       ========

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, based on the terms of the amended $80.0 million revolving credit facility, the Company would have been able to borrow $65.7 million under the facility, of which the Company had borrowings of approximately $64.9 million outstanding. As of May 10, 2000, the unborrowed availability on the revolving credit facility was approximately $3.3 million. The borrowing base for the revolving credit facility consists of eligible receivables and inventory, as defined in the credit agreement.

At March 31, 2000, the Company had $38.9 million in cash and cash equivalents and $0.8 million in unborrowed availability on its revolving credit facility. Consolidated cash and cash equivalents at March 31, 2000 includes approximately $21.3 million of cash and cash equivalents which is utilized in casino and route operations and held in vaults, cages or change banks.

The Company is in compliance with the financial and maintenance covenants under both the credit agreement for the Bank Facility as amended and the indenture for the Senior Subordinated Notes.

Consistent with the Company's plan to expand the proprietary gaming operations of its Bally Gaming and Systems business unit, the Company has increased its investment in leased gaming equipment during the nine months ended March 31, 2000. The Company will continue the roll out, and thus increase its investment in, these proprietary games and wide area progressive games in the future. At March 31, 2000, due in part to the lower level of revenues from Bally Gaming and Systems and increased collections on accounts receivable, the borrowing base for the Company's revolving line of credit had declined by $9.7 million from June 30, 1999 to March 31, 2000. The Company is actively managing its working capital and other assets. As part of the these efforts, during the nine months ended March 31, 2000 the Company received $1.0 million for the release of an option it held to operate gaming machines at a dormant dog racing track in Kansas, sold certain gaming management and development rights for $3.0 million plus $7.0 million in future contingent consideration, and entered into sale and leaseback transactions for $3.2 million for gaming machines deployed in its Nevada Route Operation. As part of this plan, similar dispositions of other assets are likely to continue. Additionally, the Fifth Amendment to the bank credit agreement allows the Company to obtain third party financing for up to $15 million for is proprietary gaming operations of Bally Gaming and Systems. This financing may be in the form of traditional secured borrowings or lease type financing. While management believes that cash flow from operating activities, cash and cash equivalents held and the remaining borrowing availability under the revolving credit facility will provide the Company with sufficient capital resources and liquidity for ongoing operating needs, it will continue to actively manage its working capital by more timely collecting on accounts receivable, reducing levels of raw material and finished goods inventories and obtaining extended payment terms with certain vendors. At March 31, 2000 the Company did not have any significant commitments for capital expenditures.

The Company continues to pursue the sale of the Nevada Route Operations. Pursuant to the Third Amendment to the bank credit agreement, the Company is required to enter into a letter of intent for the sale of the Nevada Route Operations by June 30, 2000 and to complete such a sale by December 31, 2000, and certain minimum proceeds realized from a sale are required to be utilized to reduce the bank debt. While the Company continues to pursue such a sale, no assurance can be given that such a sale will occur within this time frame.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000


WORKING CAPITAL

During the nine months ended March 31, 2000, working capital increased $9.2 million to $117.9 million. The primary fluctuations in working capital were an increase in cash and cash equivalents due to cash received from reductions in accounts receivable and inventory and additional borrowings on the revolving credit facility, offset by reductions in accounts payable and accrued liabilities.

CASH FLOWS

During the nine months ended March 31, 2000, the Company used $1.3 million of cash in operating activities resulting from the net loss, adding back non-cash charges such as depreciation and provision for losses on doubtful receivables, and changes in other current assets and liabilities.

During the nine months ended March 31, 2000, the Company used $7.4 million of cash in investing activities resulting primarily from approximately $12.0 million in capital expenditures and $2.7 million in additions to other long-term assets, partially offset by the cash proceeds of $1.0 million from the release of an option the Company had to operate gaming machines at a dormant dog racing track in Kansas and cash proceeds of $3.0 million from the sale of certain gaming development and management rights and proceeds of $3.2 million from certain sale lease-back transactions.

During the nine months ended March 31, 2000, $30.9 million was provided by financing activities primarily resulting from additional borrowings from the Company's revolving credit facility of $34.5 million, partially offset by $3.6 million of scheduled and required reductions of the Company's long-term debt.

The Bank Facility is collateralized by substantially all domestic property and is guaranteed by each domestic subsidiary of the U.S. Borrower and German Subsidiaries (both as defined), other than the entity which holds the Company's interest in its Louisiana operations and other non-material subsidiaries, and secured by both a U.S. and German Pledge Agreement The Bank Facility contains a number of maintenance covenants and it and the Indenture have other significant covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries to dispose of assets, incur additional indebtedness, issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of the Company's subsidiaries, engage in mergers or acquisitions, or engage in certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000


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

                      FOR THE QUARTER ENDED MARCH 31, 2000


RESULTS OF OPERATIONS:

GENERAL

The Company operates through four business units: (i) gaming equipment and systems, (ii) wall machines and amusement games (consisting of the manufacture and distribution of wall-mounted gaming machines and distribution of other recreational and amusement machines), (iii) route operations and (iv) casino operations.

The following tables set forth the earnings (losses) before interest, taxes, depreciation and amortization (EBITDA) and operating income (loss) for the four business units excluding unusual charges, for the following periods:

                                     Three Months Ending March 31,  Nine Months Ending March 31,
                                          1999          2000           1999          2000
                                        --------     ---------       --------      ---------
                                                            (In $000's)
EBITDA by Business Unit:
Bally Gaming and Systems                $  4,777     $     713       $  2,205      $   7,368
Wall Machines and Amusement Games          3,178           (99)         7,610          1,652
Route Operations                           6,504         6,612         18,217         18,264
Casino Operations                          6,106         7,712         16,153         19,306
Corporate Administrative Expenses         (5,177)       (3,543)       (13,105)       (10,802)
Unusual Items                                 --     (a)(3,572)            --      (b)(4,098)
                                        --------     ---------       --------      ---------
    EBITDA                              $ 15,388     $   7,823       $ 31,080      $  31,690
                                        ========     =========       ========      =========
OPERATING INCOME (LOSS):
 Bally Gaming and Systems               $  3,726     $  (1,234)      $   (581)     $   1,670
 Wall Machines and Amusement Games         2,234        (1,617)         4,513         (2,612)
 Route Operations                          3,789         4,259         10,226         11,245
 Casino Operations                         5,524         7,178         14,409         17,744
 Corporate Administrative Expenses        (5,595)       (3,958)       (14,356)       (12,051)
 Unusual items                                --     (a)(3,572)            --      (b)(4,098)
                                        --------     ---------       --------      ---------
TOTAL OPERATING INCOME (LOSS)           $  9,678     $   1,056       $ 14,211      $  11,898
                                        ========     =========       ========      =========

The Company believes that the analysis of EBITDA is a useful adjunct to net income, cash flow and other GAAP measurements. However, this information should not be construed as an alternative to net income or any other GAAP measure of performance as an indicator of the Company's performance or to GAAP-defined cash flows generated by operating, investing and financing activities as an indicator of cash flows or a measure of liquidity. EBITDA may not be comparable to similarly titled measures reported by other companies.

(a) The unusual items incurred in the quarter ended March 31, 2000 consist of approximately $6.6 million of restructuring and related charges, including a $1.9 million inventory valuation reserve for Australian inventory, partially offset by a $3.0 million gain on the sale of certain gaming management and development rights.

(b) The unusual items incurred in the nine months ended March 31, 2000 include those listed in (a) above as well as restructuring and related charges incurred in the December 1999 quarter of $1.5 million, offset by $1.0 million gain on the release of an option the company had to operate gaming machines at a dormant dog racing track in Kansas.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000


THREE MONTHS ENDED MARCH 31, 1999 AND 2000

BALLY GAMING AND SYSTEMS

For the quarter ended March 31, 2000, Bally Gaming and Systems reported revenues of $26.0 million, a 32% decrease over the prior year quarter. New unit shipments totaled 1,180 units, compared to 4,450 in the prior year period. The average new unit selling price increased by 4% over the prior year quarter. The current quarter unit sales were negatively impacted by the fact there were no new casino openings this period, and the prior quarter benefited from the sale of 2,000 games to the Ontario Lottery and 500 games into the New Mexico market. Bally Systems reported sales of $4.9 million of revenue compared to $5.8 million in the prior year quarter. The current quarter shipments for Bally Gaming included approximately 230 units to the Nevada and Atlantic City markets, 400 units to international markets, and 550 units to riverboats, Native American casinos and other domestic markets.

The overall gross margin percentage for the current quarter, excluding the impact of unusual items, improved to 53% compared to 47% in the prior year quarter. The improvement was due primarily to a change in product mix to higher margin gaming machines and greater revenues from higher margin recurring revenue machines, partially offset by an increase in royalty expenses.

At March 31, 2000, the Company's Bally Gaming and Systems business unit had an installed base of approximately 2,300 units earning recurring revenues compared to approximately 2,000 units at December 31, 1999. During the March 2000 quarter, Bally Gaming and Systems recorded $6.2 million of revenues from the proprietary gaming operations, and a total of $8.8 million from all recurring revenue sources, up 527% from the prior year quarter. The gaming operations of Bally Gaming and Systems achieved a 64% gross margin or $4.0 million.

Bally Gaming and Systems reported an operating loss before unusual charges of $1.2 million compared to operating income of $3.7 million in the prior year quarter. The decline in operating income was a result of new unit sales volumes being substantially below the break even level, and was partially offset by the substantial income contribution of the Bally Gaming and Systems gaming operations. For the quarter ended March 31, 2000, Bally Gaming and Systems recorded unusual charges for restructuring and related charges totaling $4.6 million. The restructuring costs included $0.6 million for additional domestic employee staff reductions, and $4.0 million for costs of closing sales offices in South Africa and Australia. Included in this amount is a $1.9 million valuation reserve for Australian inventory.

WALL MACHINES AND AMUSEMENT GAMES

For the quarter ended March 31, 2000, the Wall Machines and Amusement Games business unit reported revenues of $18.7 million, a 25% decrease from the prior year quarter. The lower revenues resulted from a 26% decrease in shipments of new wall machines, a 43% decrease in the average selling price of new wall machines, and a 26 percent decrease in amusement game distribution revenues, partially offset by a 2% increase in leased machine revenues. The prior period benefited from the sales of a niche game with higher than traditional margins, sales of which did not occur in the current quarter. The foreign currency fluctuation between the dollar and the deutschmark decreased revenues by $2.6 million in the current quarter.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000


Gross margin for the quarter, excluding the impact of unusual items, was 34% compared to 40% in the prior year quarter. This decrease was due to lower unit sales and comparatively low selling prices. Also, the prior year quarter included substantial sales of a niche game at higher than traditional margins.

Wall Machines and Amusement Games reported an operating loss before unusual items of $1.6 million compared to operating income of $2.2 million in the prior year quarter, due primarily to the decrease in gross margins and increases in depreciation expense, offset by lower selling, general and administrative expenses. For the quarter ended March 31, 2000, Wall Machine and Amusement Games recorded unusual item for costs of restructuring and related costs of $1.3 million.

ROUTE OPERATIONS

For the quarter ended March 31, 2000, the Route Operations business unit reported revenues of $53.5 million, an increase of 16.2% compared to revenues of $46.0 million in the prior year quarter. Revenues for the Nevada operations increased 20% as net win per gaming machine per day increased to $66.40 from $60.50 in the prior year quarter, while the average number of gaming machines increased to 7,890 from 7,326 in the prior year quarter resulting primarily from machines added as a result of new locations and taking over the contracts to operate locations previously served by competitors. Revenues for the Louisiana operations decreased 12% due primarily to the closing of two OTB's pursuant to anti-gaming referendums in certain parishes. This resulted in a 7% decrease in the average number of gaming units deployed. Additionally, there was a decrease in net win per day per gaming machine to $80.50 from $85.40 in the prior year quarter.

As a percentage of revenues, cost of revenues remained constant at 79% between quarters. The Route Operations unit reported operating income of $4.3 million, an increase of 12% compared to operating income of $3.8 million in the prior year quarter. The increase in operating income resulted primarily from higher revenues and lower depreciation expense, partially offset higher selling, general and administrative expenses, primarily increased promotion and marketing costs at the Nevada route operation.

Effective February 1, 2000 the Company began operating an additional 305 games in 19 Raley's stores in Nevada. This agreement with Raley's runs through June 2008, and brings the total games on the Nevada route to over 8,000.

CASINO OPERATIONS

For the quarter ended March 31, 2000, the Casino Operations business unit reported revenues of $19.4 million, an increase of 18.1% compared to revenues of $16.4 million in the prior year quarter. This increase was a result of a 22% increase at the Rail City Casino and a 17% increase at the Rainbow Casino. The revenue improvement at the Rail City Casino to $4.6 million from $3.8 million in the prior year quarter was attributable to an increase in the average gaming machine net win per day of 25% to $81 from $65 in the prior year quarter and a 6% increase in the average number of gaming machines. Rainbow Casino revenues increased to $14.8 million from $12.7 in the prior year quarter as a result of an 35% increase in the average number of gaming machines and higher table game revenue, partially offset by a 15% decrease in net win per day per gaming machine to $146 from $172 in the prior year quarter. The recently completed casino expansion at the Rainbow Casino has resulted in over 1,000 gaming machines now on the casino floor, compared to 740 in the prior year quarter.

For the quarter ended March 31, 2000, the cost of revenues for Casino Operations, as a percentage of revenues, improved to 37% from 42% in the prior year quarter. The Casino Operations business unit reported operating income of $7.2 million, an improvement of 30% compared to operating income of $5.5 million in the prior year quarter. Rainbow

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000


Casino operating income increased 21% to $6.0 million due primarily to the increase in revenues and improved operating margins, partially offset by an increase in selling, general and administrative costs, principally marketing costs. Rail City Casino operating income increased by 107% to $1.2 million due primarily to the increase in revenues and improved operating margins, partially offset by an increase in selling, general and administrative costs, primarily gaming machine rental expense.

NET INTEREST EXPENSE AND INCOME TAXES

Net interest expense in the three months ended March 31, 2000 increased to $8.8 million from $8.1 million in the prior year quarter due to a higher average amount of total borrowings outstanding and slightly higher interest rates and a fee of $0.5 million incurred in connection with the fifth and sixth Amendment to the Company's bank credit facility.

The Company recorded an income tax provision of $0.2 million in the March 31, 2000 quarter compared to an income tax benefit of $0.2 million in the prior year quarter. The current quarter provision is due to various state income tax provisions.

NINE MONTHS ENDED MARCH 31, 1999 AND 2000

BALLY GAMING AND SYSTEMS

For the nine months ended March 31, 2000, Bally Gaming and Systems reported revenues of $96.3 million, a 16.3% increase compared to revenues of $82.8 million in the prior year period. The improvement was due primarily to a $9.5 million increase in Bally Systems revenues and a $15.3 million increase in recurring revenue sources. Bally Gaming reported unit sales of approximately 6,200 new gaming machines, an decrease of 26% compared to unit sales of approximately 8,400 in the prior year period, due primarily to an overall decrease in market demand offset slightly by successful introduction of new products recently licensed in more jurisdictions. By market segment, Bally Gaming's unit sales for the nine month period consisted of approximately 900 units to the Nevada and Atlantic City markets, 2,400 units to international markets and 2,900 units to riverboats, Native American and other domestic markets. Bally Gaming reported revenues from the sale of new gaming machines of $38.1 million, a decrease of 17% compared to $46.1 million in the prior year period, due to lower unit volume offset by a 13% increase in average selling prices over the prior year period.

Gross margin for the nine months ended March 31, 2000, excluding the impact of unusual items, remained constant at 45% between periods. A change in product mix to higher margin gaming machines coupled with greater revenues from recurring revenue units and system sales was offset by an increase in royalty expense and higher provisions for inventory obsolescence.

For the nine months ended March 31, 2000, Bally Gaming and Systems reported operating income excluding unusual items of $1.6 million compared to an operating loss of $0.6 million in the prior year period. This change resulted from higher recurring revenues, partially offset by higher selling, general and administrative costs including a higher provision for doubtful accounts, higher costs to support the recurring revenue units, and higher depreciation and amortization expense resulting from the larger installed base of recurring revenue units. Research and development costs totaled $9.5 million, a decrease of 12% over the prior year period.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000


WALL MACHINES AND AMUSEMENT GAMES

For the nine months ended March 31, 2000, the Wall Machines and Amusement Games business unit reported revenues of $52.9 million, a 24% decrease compared to the prior year period. The lower revenues resulted from a 16% decrease in shipments of new wall machines, a 29% decrease in the average selling price of new wall machines and a 34% decrease in amusement game distribution revenues and a 12 % decrease in leased machine revenues. The foreign currency fluctuation between the dollar and the deutschmark decreased revenues by $5.8 million in the nine months ended March 31, 2000. The Company believes that the soft demand for new wall machines is due to the potential changes in the laws regulating wall machines. The soft demand will likely remain until the outcome of the proposed law changes is known. The ultimate outcome and timing of the proposed changes is not determinable at this time.

For the nine months ended March 31, 2000, gross profit margin decreased to 37% compared to 40% in the prior year period. This decrease was due to the unfavorable impact of a higher volume of trade-ins of used equipment and a lower fixed cost absorption rate. Wall Machines and Amusement Games reported an operating loss before unusual items of $2.6 million compared to operating income of $4.5 million in the prior year period, due primarily to lower revenues and margins coupled with increases in the provision for doubtful accounts and depreciation expense, partially offset by lower selling, general and administrative expenses, principally a decrease in salary and wages and marketing expenses.

ROUTE OPERATIONS

For the nine months ended March 31, 2000, the Route Operations business unit reported revenues of $147.8 million, an increase of 15% compared to revenues of $128.8 million in the prior year period. Revenues for the Nevada operations increased 18% as net win per gaming machine per day increased to $61.90 from $56.20 in the prior year period, while the average number of gaming machines increased to 7,720 from 7,240 in the prior year period resulting primarily from machines added as a result of new locations and taking over the contracts to operate locations previously served by competitors. As of March 31, 2000, the Gamblers Bonus product was installed in over 3,300 gaming machines at approximately 325 locations statewide or 43% of the installed base of gaming machines. Revenues for the Louisiana operations decreased 10% compared to the prior year period due primarily to the closing of the two OTB's. This resulted in a 8% decrease in the average number of gaming units deployed. The net win per day per gaming machine also decreased to $78.00 from $80.40 in the prior year period.

As a percentage of revenues, cost of revenues for the nine months increased slightly to 79% from 78% in the prior year period. The Route Operations business unit reported operating income of $11.2 million, and increase of 10% compared to $10.2 in the prior year period.

CASINO OPERATIONS

For the nine months ended March 31, 2000, the Casino Operations business unit reported revenues of $52.2 million, an increase of 10% compared to revenues of $47.6 million in the prior year period. This increase was a result of a 23% increase at the Rail City Casino and 6% at the Rainbow Casino. As a percentage of revenue, cost of revenues for the nine months decreased to 39% from 42% for the prior year period. Total operating income for the Casino Operations was $17.7 million compared to $14.4 million in the prior year period. The Rainbow Casino operating income increased 14% to $14.7 million and the Rail City Casino operating income increased 109% to $3.0 million.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000


NET INTEREST EXPENSE AND INCOME TAXES

Net interest expense in the nine months ended March 31, 2000 increased to $25.0 million from $23.1 million in the prior year period due to a total of $1.0 million in fees incurred to amend the Company's bank credit facility, coupled with a higher average amount of total borrowings and slightly higher interest rates.

The Company recorded an income tax provision of $0.5 million in the current year period compared to an income tax benefit of approximately $0.3 million in the prior year period. The current year period provision is due to various state income tax provisions.


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

                      FOR THE QUARTER ENDED MARCH 31, 2000


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


                                     PART II

ITEM 1.     LEGAL PROCEEDINGS

            See "Notes to Unaudited Condensed Consolidated Financial
            Statements-5. Legal Proceedings" for a description of certain legal proceedings.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a.     Exhibits

            4.6    Fifth Amendment and Consent among Alliance Gaming
                   Corporation, Bally Wulff Vertriebs GmbH, Bally Wulff
                   Automaten GmbH and various lenders, and Credit Suisse First
                   Boston as administrative agent, dated April 24, 2000.

            4.7    Sixth Amendment and Consent among Alliance Gaming
                   Corporation, Bally Wulff Vertriebs GmbH, Bally Wulff
                   Automaten GmbH and various lenders, and Credit Suisse First
                   Boston as administrative agent, dated May 4, 2000.

            10.83 Amendment to the Employment Agreement between the Company and Athony L. DiCesare effective January 4, 2000

            10.84 Amendment to the Employment Agreement between the Company and Joel Kirschbaum effective January 4, 2000

            10.85  Amendment to the Agreement between the Company and Kirkland
                   Investment Corporation effective January 4, 2000

            27.1   Financial Data Schedule


            b.     Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter ended
                   March 31,2000.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



      ALLIANCE GAMING CORPORATION
      (Registrant)





      By    /s/ Robert Miodunski
        -----------------------------------------
            President and Chief Operating Officer
            (Principal Executive Officer)




      By    /s/ Robert L. Saxton
        -----------------------------------------
            Sr. Vice President, Chief Financial
            Officer and Treasurer (Principal
            Financial  and Accounting Officer)