Form 10-K
period 2000-06-30
ALLIANCE GAMING CORP
filed 2000-09-28
CIK 2491

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                    ---------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common equity held by non-affiliates of the registrant was approximately $18,457,983 as of September 1, 2000.

The number of shares of Common Stock, $0.10 par value, outstanding as of September 1, 2000 according to the records of registrant's registrar and transfer agent, was 10,253,296.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year and are incorporated by reference into Part III of this Form 10-K.

                           ALLIANCE GAMING CORPORATION
                                   FORM 10-K

                            YEAR ENDED JUNE 30, 2000

                                     PART I

ITEM 1.         BUSINESS

GENERAL

Alliance is a diversified, worldwide gaming company that (i) designs, manufactures and distributes gaming machines and computerized monitoring systems for gaming machines, (ii) owns and operates a significant installed base of gaming machines, (iii) owns and operates two casinos and (iv) in Germany, is a full-service supplier of wall-mounted gaming machines and amusement games. Alliance is among the market leaders in each of its business units. Operating under the name Bally Gaming and Systems, the Company is a worldwide leader in designing, manufacturing and distributing gaming machines, having marketed over 75,000 gaming machines during the past five years; it also designs, integrates and sells highly specialized computerized monitoring systems that provide casinos with networked accounting and security services for their gaming machines with over 130,000 game monitoring units ("GMUs") installed worldwide. The Company also owns, operates and services an installed base of over 8,700 slot and video gaming machines that are located mostly in non-casino venues in Nevada and Louisiana ("Route Operations"). Alliance is the largest route operator in Nevada and the largest route operator of gaming machines in Louisiana. Alliance also owns and operates what management believes is the most profitable dockside casino in Vicksburg, Mississippi, and a locals casino in Sparks, Nevada, which together have table games and 1,450 gaming machines (collectively, "Casino Operations"). In addition, operating under the Bally Wulff name, the Company believes that it is a leading supplier of wall-mounted gaming machines and amusement games in Germany. In August 2000 the Company signed a definitive agreement with UC Acquisitions Company, LLC, an independent third-party gaming operator, for the sale of its Nevada-based route operations. The gross selling price, which is based on a multiple of cash flows for the 12 month period prior to closing, is estimated to be approximately $118 million, consisting of $6 million in preferred stock and $112 million is cash, which will be utilized to pay down certain lease obligations, pay transactional fees and expenses, with the remainder (estimated to be approximately $95 million) to be used to reduce the Term Loans. This transaction is contingent on the buyer obtaining suitable financing and obtaining approvals from various regulatory bodies, a process which may take 12 months to complete.

The Company was incorporated in Nevada on September 30, 1968, under the name Advanced Patent Technology. The Company changed its name to Gaming and Technology, Inc., in 1983, to United Gaming, Inc., in 1988 and to Alliance Gaming Corporation on December 19, 1994. The Company conducts its gaming operations through directly and indirectly owned subsidiaries. On June 18, 1996, the Company acquired Bally Gaming International, Inc. ("BGII"), which includes the Bally Gaming and Systems and Wall Machines and Amusement Games business units. The term "Company" as used herein refers to Alliance Gaming Corporation and subsidiaries unless the context otherwise requires. The Company's principal executive offices are located at 6601 South Bermuda Road, Las Vegas, Nevada 89119; telephone (702) 270-7600.

BUSINESS UNITS

BALLY GAMING AND SYSTEMS

Overview. The Company's primary markets for its gaming machine products are the United States, Canada,Europe, and Latin America, and, to a lesser extent, the Far East and the Caribbean. The following table sets forth the percentage of new gaming machine unit sales by market segment during the periods indicated:


NEW UNITS BY MARKET SEGMENT             PERCENTAGE OF NEW GAMING UNITS SOLD
                                                Years ended June 30,
                                           1998         1999         2000
                                         ------       ------       ------
Nevada and Atlantic City                     25%          22%          14%
International                                49           59           64
Riverboats                                   15            4            3
Indian Gaming                                10           11           12
Other domestic                                1            4            7
                                         ------       ------       ------
                                            100%         100%         100%
                                         ======       ======       ======

                           ALLIANCE GAMING CORPORATION
                                   FORM 10-K

                            YEAR ENDED JUNE 30, 2000

Markets for Bally Gaming. Within the United States, Nevada represents the largest installed base of gaming machines with an installed base of approximately 200,000 machines as of June 30, 2000. The Company estimates that Atlantic City, the third largest market, had an installed base of approximately 36,000 machines as of June 30, 2000. Product sales of the Company's casino-style gaming equipment in these markets are primarily to established casino customers either to replace existing machines or as part of an expansion or refurbishment of the casino. Also, because gaming machine revenues have increased at a higher rate than table game revenues over the past decade, casino operators have tended to increase floor space dedicated to gaming machines. In addition, major casino openings in Nevada, expansions of existing casinos, and the proliferation of casinos in emerging markets have created additional floor space available for new gaming products and are anticipated to further increase competitive pressures on casino operators to replace existing equipment with new machines.

Riverboat and dockside casinos began operating in 1991 and, as of June 30, 2000, riverboat and dockside casinos were operating in Indiana, Iowa, Illinois, Mississippi, Missouri and Louisiana. The estimated installed base of gaming machines on riverboats or dockside casinos was approximately 100,000 machines as of June 30, 2000.

Casino-style gaming continues to expand on Native American lands. Native American gaming is regulated under the Indian Gaming Regulatory Act of 1988 which permits specific types of gaming. The Company's machines are placed only with Native American gaming operators who have negotiated a compact with the state and received approval from the U.S. Department of the Interior. The Company sells machines to casinos on Native American lands in Arizona, California, Connecticut, Iowa, Michigan, Minnesota, Mississippi, Montana, New Mexico, North Dakota, South Dakota, Washington and Wisconsin. Compacts have also been approved in Oregon, Colorado, and Louisiana, although the Company has made no deliveries in these jurisdictions. In addition to the approved states, compacts are under consideration in several states, including Alabama, Maine, Massachusetts, Rhode Island, and Texas. The installed estimated base of all Native American gaming machines as of June 30, 2000, was approximately 100,000 units.

Currently casino gaming also is legal in Colorado, Michigan and South Dakota. The estimated installed base of machines in these markets as of June 30, 2000 was approximately 20,000 machines.

In addition to the domestic markets, the gaming industry is also expanding in international markets. The Company's primary international markets are Europe, Canada and Latin America, and, to a lesser extent, the Far East and the Caribbean. The Company conducts its business in Canada through its staff in the United States. In July 1998, the Company's Australian subsidiary, BGI Australia Pty, Ltd., was approved for licensing by the New South Wales Liquor Administration Board which licenses gaming operators and suppliers in New South Wales and in 1999 the Company's game platform and the first of its games were approved for sale in New South Wales. In February 2000 the Company announced plans to reduce its presence in Australia due primarily to difficulty in establishing profitable operations there. The Company also distributes gaming machines, manufactured by Bally Gaming, through its direct and indirect subsidiaries: Bally Gaming International, GmbH ("GmbH"), from its sales office in Hannover, Germany, principally to customers in Europe and Russia; Bally Gaming de Puerto Rico, Inc., principally to customers in Puerto Rico; and Bally Gaming and Systems, SA, in Montevideo, Uruguay, principally to customers in South America. In February 2000 the Company also announced plans to reduce its presence in South Africa and has since closed its sales office located in Johannesburg.

Markets for computerized slot data systems.

The primary markets for computerized slot data systems (SDS) are the United States and, to a lesser extent, Canada, New Zealand, Latin America, Europe and the Caribbean. Markets for Systems within the United States include traditional land-based casinos predominantly in Nevada and Atlantic City, New Jersey, Native American casinos and riverboats and dockside casinos. Domestically, the Company's market for computerized monitoring systems is new casinos and existing or new customers who either (a) acquire casinos with a competitor's system which is replaced with the Company's system, or (b) expand their casino floors or upgrade their hardware to a new product release. Unlike the United States market, where most jurisdictions require the implementation of systems, there have been few international markets to do so. Management believes, however, that the international market for such systems is increasing, and that Systems' sales to such markets are likely to increase accordingly.

The following table sets forth the percentages of revenues provided by each of the Company's major product lines for the periods indicated:

                           ALLIANCE GAMING CORPORATION
                                   FORM 10-K

                            YEAR ENDED JUNE 30, 2000


PRODUCT LINE                                                                   PERCENTAGE OF REVENUES
                                                                                  Years ended June 30,
                                                                           1998         1999         2000
                                                                          ------       ------       ------
Slot machines                                                                 42%          41%          26%
Video gaming machines                                                         23           18           31
Computerized slot data systems                                                21           26           39
Other (primarily used machines, recurring revenue
  products, parts and services)                                               14           15            4
                                                                          ------       ------       ------
                                                                             100%         100%         100%
                                                                          ======       ======       ======


Gaming Machine Products. The Company designs, manufactures and distributes a variety of electronic slot and video gaming machines. Gaming machines are differentiated from one another by graphic design and theme, cabinet style and size, pay table, reel-type design, betting denomination and minimum/maximum betting amount. Slot machines are normally produced to specific order, with design and configuration customized to a customer's particular requirements. Customers may also change from one gaming model to another gaming model by ordering a "conversion kit" consisting of artwork, reel strips, and a computer chip. The Company's video gaming machines are designed to simulate various live card games, video reel-spinning games and keno through a video display and can offer the player the chance to play up to ten different games. New games and themes are introduced periodically to satisfy customer demand and to compete with product designs introduced by competitors. The Company introduced its ProSeries(TM) reel-type slot machines in late 1993 and its multi-game touch screen machine, the GameMaker(R), in late 1994. In March 1998 the Company introduced the first major upgrade to both the ProSeries and GameMaker product lines.

The ProSeries was the result of a comprehensive product development effort. The development process included extensive testing of the new products in-house and on casino floors for reliability and player appeal. Revenues from sales of ProSeries machines were approximately $45.8 million, $44.6 million and $23.6 million for the years ended June 30, 1998, 1999 and 2000, respectively.

The GameMaker can offer up to ten different video games within one gaming device. The ten games can be selected by the casino from a game library that has over 600 games. The games simulate various card games, keno and popular reel-spinning games. The GameMaker machines contain bill acceptors and many other features believed to be popular with casinos and their customers. The GameMaker machines are available in upright, bar top, slim-line and slant top cabinets. Revenues from sales of GameMaker machines were approximately $22.7 million, $17.7 million and $23.6 million for the years ended June 30, 1998, 1999 and 2000, respectively.

During the year ended June 30, 1998, the Company introduced a new gaming machine platform, GameMagic (R), a high resolution graphics multi-game, video gaming machine offering up to ten different games. The product has been approved and deployed in Nevada, New Jersey, Iowa, and in several Native American jurisdictions and also deployed outside the United States in jurisdictions that do not require regulatory approval. Revenues from the sale of GameMagic machines were approximately $3.1 million and $5.0 million for the year ended June 30, 1999 and 2000, respectively.

During the past two years, the proprietary gaming operations division of Bally Gaming and Systems has moved to become a full service provider of gaming products by adding to its product line wide-area progressive systems and second feature niche games, which are gaming machines that provide bonus features. Many of these gaming machines are placed in casinos and earn recurring revenues and cash flows for the Company rather than being sold on a one time basis. These gaming machines provide a higher level of profitability than the games that are sold outright, but they require the Company to invest capital in the cost of manufacturing the gaming machines and in purchasing signs and seating. The proprietary gaming operations generated recurring revenues of approximately $1.5 million and $20.1 million for the fiscal years ended June 30, 1999 and 2000, respectively.

The Company received regulatory approval from the Nevada Gaming Control Board of its wide-area progressive jackpot system named "Thrillions(TM)" in November 1998. The Thrillions system has been designed to allow patrons playing nickel, quarter and dollar machines to compete for the same progressive jackpot with the odds of winning the jackpot adjusted based on the amount wagered. The Thrillions system has been designed to allow casinos to use their own branding for the product. The first products deployed on the Thrillions system were Betty Boop's Big Hit (TM), Pay Day, and Blazing 7's, however the Pay Day and Blazing 7's are proprietary products for Park Place Entertainment for the Nevada and Mississippi markets,

                           ALLIANCE GAMING CORPORATION
                                   FORM 10-K

                            YEAR ENDED JUNE 30, 2000


respectively. The Company began deployment of the Betty Boop's Big Hit product in Nevada in March 1999, in Mississippi in July 1999, in Native American jurisdictions in September 1999 and in Atlantic City in May 2000.

The Company has introduced three second feature niche games, Roll the Dice (R), Bell Ringer (R), and Love Meter (R) all of which are approved in most major gaming markets. In addition, in conjunction with Shuffle Master, Inc., the Company has designed and deployed the Let's Make a Deal (TM) game on a GameMagic platform. The Company believes that video gaming products and second feature bonus games will continue to gain floor space in casinos. The Company also earns recurring revenues from games deployed with the Delaware State Lottery Commission, and starting in August 1999, games developed under a manufacturing and distribution agreement with Oasis Technologies, Inc. and deployed in Washington compacted Native American tribes.

The Company has also developed several other gaming products. In fiscal year 1998, Bally Gaming announced its product called Cash Cage(r) that dispenses paper tokens (currency or casino customized scrip) from a patented bill hopper in partial substitution for complete coin payouts. Pursuant to a long term agreement, the Company has agreed to license JCM American, a U.S. subsidiary of Japan Coin Machine Company, a leading supplier of bill acceptors to the gaming industry, to be its worldwide exclusive manufacturer and distributor of the Cash Cage technology, for which the Company will receive a royalty for each Cash Cage unit shipped. However, this product has not yet been commercialized and there can be no assurance that commercialization of this technology will occur in the future.

In fiscal year 1999, the Company received final regulatory approval from the Nevada Gaming Control Board for its patented Remote Access Verification Environment ("RAVE") technology, a system and method that provides regulators assurance that the on-line gaming activity originates from within a particular jurisdiction. In December 1998, the Company signed an exclusive agreement to license a third party to use the RAVE technology in Nevada for sportswagering applications. However this third party has yet to commercialize the product and there can be no assurance that commercialization of this technology will occur in the future.

The Company typically offers a 90-day labor and up to a one-year parts warranty for new gaming machines sold and is actively involved in customer service after the original installation. The Company provides several after-sale, value-added services to its customers including customer education programs, a 24-hour customer service telephone hot-line, an Internet web site for technical support, field service support programs, and spare parts programs. The Company's historical warranty expense as a percentage of revenues has been less than 1%.

In addition, the Company sells and services used gaming machines and sells parts for existing machines. The Company often accepts used machines as trade-ins toward the purchase of new gaming equipment. While a small secondary market exists in the United States, used machines are typically resold into the international market. Some used equipment is reconditioned for direct sale, but much is sold in container lots on an "as is" basis through independent brokers. Sale of used equipment were approximately $3.6 million, $5.6 million and $3.7 million for the years ended June 30, 1998, 1999 and 2000, respectively.

Gaming machines have a mechanical life that can exceed ten years. However, in the established markets, the Company's experience is that casino operators usually replace gaming machines after three to seven years. The factors which result in replacement of gaming machines sooner than their mechanical life include technological advances, development of new entertaining games, new sound and visual features and changing preferences of casino patrons. Casinos typically recoup the purchase cost of their electronic gaming machines in a few months, which allows casinos to replace machines with new models that are popular with casino patrons.

System Products. The Company designs, integrates, and sells computerized slot data systems ("SDS") for slot and video gaming machines which provide casino operators with on-line, real time data relative to a machine's accounting, security and cash monitoring functions. When purchased along with other third party player tracking applications, SDS also provides data to and receives data from casinos to track their players to establish and compile individual player profitability and other demographic information. SDS is comprised primarily of
(1) hardware consisting of microcontroller-based printed circuit boards installed within the slot and video machines as well as card readers, displays and keypads which provide casinos with the ability to track player gaming activity and monitor access to slot and video machines by the casino's employees, (2) firmware developed by the Company which provides access to the slot machine's and player's activity data gathered by the microcontroller hardware, and (3) business applications software developed by the Company which manages the slot machines' and players' activity information. This

                           ALLIANCE GAMING CORPORATION
                                   FORM 10-K

                            YEAR ENDED JUNE 30, 2000

software resides on Unix or PC based servers. Systems also provides software and hardware support services, including maintenance, repair and training for purchasers of its monitoring systems.

Product Development. The Company believes that providing games and systems with high entertainment value that are preferred by the casino patron is a key to meeting the demands of casinos. The Company believes that the use of existing computer technology is accelerating which can give newer gaming machines and systems that incorporate this technology a competitive advantage over older gaming machines and systems. Total spending on product research and development by Bally Gaming and Systems was approximately $12.7 million, $13.9 million and $12.6 million during the years ended June 30, 1998, 1999 and 2000, respectively. The decrease in research and development spending in the year ended June 30, 2000, is a result of the comparison to the prior year which included incremental development costs related to the launch of the wide-area progressive product.

The Company develops its products for both the domestic and international market. The Company's product development process is divided into two areas: hardware and software. Major areas of hardware development include cabinet style, electronic capability, printer capability, and coin and currency handling. Hardware development efforts are focused on player appeal, product reliability and ease of maintenance. Development cycles for hardware can range from a few days for simple enhancements to more than a year for new electronics or new mechanical packages.

The software development process for new games, which includes graphics development, involves a continuous effort requiring relatively significant human resource allocations. Creativity in software development is an important element in product differentiation as the major manufacturers tend to deploy similar hardware and related technology. Ideas for new models are generated internally, from customers and from other third parties, many of whom have entered into strategic relationships with the Company. On an annual basis, the Company expects to introduce approximately 25 new models to the market. However, no assurance can be made with respect to the rate of new model introductions or obtaining of regulatory approvals for them.

The Company also focuses on hardware modifications and second feature niche game platforms. Key members from the marketing and design groups meet to analyze machines currently being marketed by the Company and its competitors to assess their strengths and weaknesses and suggest ideas for modifications and new machines. These ideas are reviewed to determine what should be further developed. The Company typically pursues 15 to 20 projects at any given time, and approximately two to three second feature niche gaming machines are submitted for licensing each year. These new machines are built in limited quantities and then test marketed in various locations throughout the U.S. for three to six months. Many of the new machines tested are put into full scale production. Management believes this process of generating new ideas and then turning only a limited number of the ideas into machines which will reach the mass market is responsible for the high quality of the Company's machines and their continued acceptance and success in the marketplace.

All new or modified hardware and software are designed to satisfy all applicable testing standards. Typically, new products require regulatory approval for most North American, but generally no approval is needed for other jurisdictions. For Nevada, new gaming machine platforms must be filed with the state gaming laboratory which tests the products for from two to three months or more before a mandatory 30 to 60 day field test is conducted in a casino. For new product platforms, the Nevada State Gaming Control Board and the Nevada Gaming Commission must each approve these products at their monthly, public meetings. For modifications of existing products or casino associated equipment, the process in Nevada is similar to new platforms, except a field test is usually not required and the product can be approved administratively by the Nevada State Gaming Control Board staff. Each jurisdiction that requires regulatory approval of new products has its own filing requirements and process. Once products are approved by the gaming regulators, customers will typically require a 30 to 90 day field trial of the product in their casinos with the right to return the product at any time during the field trial period. The Company does not recognize revenue until the customer ends the field trial and accepts the gaming machines.

Product development for the SDS product is also divided into hardware and software. The major areas of hardware development include microcontroller circuit board design and programming as well as user interface devices such as card readers, keypads, and displays. Systems has developed a modular and extendible hardware and software architecture, that allows development to be focused on achieving greater functionality, product reliability, and ease of maintenance for the casino operator and achieving greater visual appeal and ease of use for the slot player. In addition, the architecture allows customers to upgrade existing components or add new components with minimal impact. Development cycles for hardware can vary between a few months for minor revisions to more than a year for major

                           ALLIANCE GAMING CORPORATION
                                   FORM 10-K

                            YEAR ENDED JUNE 30, 2000


design changes or for changes made by various slot manufacturers with which Systems' product must communicate and be physically integrated. Software development results in (1) periodic product releases that include new features that extend and enhance the SDS product, (2) periodic maintenance releases that enable casino operators to correct problems or improve the usability of the system and (3) documentation needed to install and use the system.

The Company developed a form of cashless wagering that uses bar-coded coupons, which can be read by the bill validators in slot machines connected to the SDS system. The Company continues to direct development efforts towards other forms of cashless wagering for use on slot machines and the SDS system. The bar-coded coupon product is currently in regulatory field test in New Jersey and Nevada.

Sales and Marketing. Bally Gaming and Systems uses a direct sales force and, to a lessor extent, an independent distributor network to distribute its products. Bally Gaming and Systems' North America sales staff consists of approximately 19 people in offices in Nevada, New Jersey, Mississippi, Illinois, California, Missouri and Florida.

Bally Gaming and Systems' direct sales force, other than personnel at GmbH, Australia and South Africa generated approximately 80%, 77% and 53% of new unit machine sales for the years ended June 30, 1998, 1999 and 2000, respectively. On a limited basis, Bally Gaming and Systems uses distributors for sales to certain international jurisdictions. The agreements with distributors do not specify minimum purchases but generally provide that the Company may terminate such agreements if certain performance standards are not met. These independent distributors generated approximately 6%, 7% and 7% of new gaming machine unit sales for the years ended June 30, 1998, 1999 and 2000, respectively. GmbH generated approximately 13%, 13% and 18% of new gaming machine unit sales for the years ended June 30, 1998, 1999 and 2000, respectively.

The Company has over 130,000 game monitoring units installed, of which approximately 95% are in the United States. At June 30, 2000, the Company had 123 installed locations. Substantially all System's revenues are generate by its direct sales force.

For the year ended June 30, 2000, approximately 87% of the Company's slot and video gaming machine sales were on terms of 90 days or less. Approximately 13% of the Company's sales, primarily in certain emerging markets such as riverboat and Native American gaming casinos, are financed over extended periods as long as 36 months and bear interest at rates ranging from 9% to 14%. International sales are generally consummated on a cash basis backed by a letter of credit or financed over three years or less. In addition, in certain situations the Company has participated in the financing of other gaming-related equipment manufactured by third parties in the emerging markets. For SDS sales, the Company generally offers limited financing terms, normally less than one year, for sales to new installations. Most sales, however, are invoiced on a net 30-day basis. Management believes that financing of customer sales is an important factor in certain emerging markets.

For SDS sales, the Company offers its customers the option of signing separate hardware and software maintenance agreements at the time of sale. These agreements are for periods of one year and automatically renew unless otherwise canceled in writing by the customer or the Company. After an initial warranty period, typically 90 days, the customer is invoiced a monthly hardware and software maintenance fee which provides essentially for repair or replacement of malfunctioning hardware and software, software version upgrades, and on-call support for software.

Customers. The demand for slot machines and video gaming machines varies depending on new construction and renovation of casinos and other facilities with needs for new equipment as well as the replacement of existing machines (which have an average replacement cycle of three to seven years). For the years ended June 30, 1998, 1999, and 2000, Bally Gaming and System's largest single customer for gaming machines accounted for approximately 7%, 21% and 6%, respectively, of the Bally Gaming and Systems' revenues, while its ten largest gaming machine customers accounted for approximately 48%, 46%, and 31% of the Bally Gaming and Systems' revenues during such periods, respectively.

The demand for computerized slot monitoring systems is driven by regulatory requirements in a given jurisdiction and by a casino operators' competitive need to properly track machine and player activity and establish and compile individual machine and player profitability and other demographic information, all of which is of particular importance to casinos in developing marketing strategies. Revenues for computerized monitoring systems are derived from selling to new installations and to new or existing customers who either (a) acquire casinos with a competitor's system which is replaced with the Company's system or (b) expand their casino floors or upgrade their hardware to a new product

                           ALLIANCE GAMING CORPORATION
                                   FORM 10-K

                            YEAR ENDED JUNE 30, 2000


release. For the years ended June 30, 1998, 1999 and 2000, the ten largest computerized monitoring system customers (which include certain multi-site casino operators that have corporate agreements) accounted for approximately 53%, 68% and 90% of game monitoring unit revenues, respectively. Due to the high initial costs of installing a computerized monitoring system, customers for such systems generally have tended not to change suppliers once they have installed such a system.

Future growth of Bally Gaming and Systems will be based on continued penetration of the international markets, further expansion in the established and emerging markets, as well as continued development efforts to provide customers with new and innovative hardware and software product offerings.

Assembly Operations. Bally Gaming and Systems' Las Vegas facility was completed in 1990 specifically for the design, assembly and distribution of gaming equipment. The 150,000-square foot facility was designed to meet fluctuating product design demands and volume requirements, and management believes the facility enables Bally Gaming and Systems to increase production without significant capital expenditures. Since July 1998 all assembly of game monitoring unit products has also been performed in the Las Vegas facility.

In April 1999, the Company entered into a five-year exclusive original equipment manufacturing agreement with Dreamport, Inc., a wholly owned subsidiary of GTECH Corporation. Under the agreement, the Company will manufacture gaming machines, including its GameMaker and Game Magic product lines, for certain lottery markets exclusively for Dreamport.

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

Management believes its assembly operations allow for rapid generation of different models to fill orders quickly and efficiently. Another major advantage of the existing plant operation is the system by which machines can be altered in many ways including the size, type and color of glass, sound and payoff patterns to produce a "customized" product for each customer. Bally Gaming and Systems keeps an inventory of parts that allow machines to be altered quickly to conform with a particular customer's design/feature request. Bally Gaming and Systems produces products for individual customer orders, thereby reducing exposure to finished goods inventories. Bally Gaming and Systems designs all of the major assemblies that are incorporated into the final machine configuration.

Competition. The market for gaming machines and progressive systems in North America is dominated by a single competitor, International Game Technology, Inc. ("IGT"). Worldwide there are a number of other well-established, well-financed and well-known companies producing gaming machines that compete with each of the Company's lines in each of the Company's markets. The other major competitors are AC Slot and Coin, Anchor Gaming, Casino Data Systems, ("CDS"), Innovative Gaming Corporation of America, Mikohn Gaming Corporation ("Mikohn"), Shuffle Master, Inc., Sigma Games, Inc., Silicon Gaming, Universal Distributing of Nevada, Inc. WMS Industries, Inc. ("WMS"), and companies that market gaming machines under the brand names of Aristocrat, Atronic, Cirsa, Konami, Novomatic and Sega Enterprises Ltd. Many of these companies look to expand their market share by decreasing the Company's current market share. Other companies may enter the gaming machine business and several of these companies offer or plan to offer second feature bonus games. Only IGT, CDS and Mikohn currently offer wide-area progressive systems, although others may enter this area. Competition among gaming product manufacturers, particularly with respect to sales of gaming machines into new and emerging markets, is vigorous and is based on which machines generate the most net win to the casinos, competitive customer pricing and financing terms, quality of the product and having an extensive distribution, sales and support network.

The main competition in game monitoring units currently consists of IGT, CDS, and to a lesser extent Gaming Systems International, Mikohn Gaming Corporation, Acres Gaming, Inc. Logical Solutions International, and companies marketing systems under the brand names of Aristocrat and Grips. Competition is keen in this market due to the number of providers and the limited number of casinos and jurisdictions in which they operate. Pricing, product feature and function, accuracy, and reliability are all key factors in determining a provider's success in selling its system.

                           ALLIANCE GAMING CORPORATION
                                   FORM 10-K

                            YEAR ENDED JUNE 30, 2000


Management believes the future success of its operations will be determined by its ability to bring new and innovative products to the market while maintaining its base of loyal existing customers.

WALL MACHINES AND AMUSEMENT GAMES

 Industry Overview

Management believes the German wall machine market consists of approximately 200,000 wall machine units. German regulations currently limit the useful life of wall machines to four years. As a result, annual market demand for wall machines in Germany approximates 35,000 to 55,000 units with fluctuations resulting primarily from economic conditions, regulatory changes, and new product development. Management believes that the size of the wall machine market has declined from prior years due to changes in the arcade and tavern markets and an increase in non-payout entertainment games, as well as the impact from the overall slowdown in the German economy. A portion of this annual demand is not available to the Company as it relates to machines in arcades operated by the Company's two main German competitors.

Wall machine sales into the arcade market account for approximately 30% of the total wall machine sales in Germany. A significant number of arcades (approximately 10%) are owned by the two largest competitors, Gauselmann AG and NSM AG. Generally these competitors do not purchase wall machines from Bally Wulff for their arcades. Management believes Bally Wulff's share of the German wall machine market was approximately 30%, 22% and 21% for the years ended June 30, 1998, 1999 and 2000, respectively. Market share is impacted by the popularity of the machines in the locations and can fluctuate between periods based on this and a wide range of other factors. The German legislative authorities regulate and monitor the wall machine industry on an ongoing basis to ensure conformance with certain manufacturing standards and the fairness of each machine to users. Existing legislation covers prescribed licensing procedures, the use, installation and operation of wall machines and the taxation of wall machines.

Operations of Bally Wulff

Products. Bally Wulff's manufacturing operations were founded in Berlin in 1950. Bally Wulff produces and distributes a variety of models of wall machines under the trade name "Bally Wulff" for operation in arcades, hotels, restaurants and taverns primarily in Germany. These wall machines are coin-operated, armless gaming devices similar to slot machines that award winnings for matching numbers or symbols on three to five wheels or drums and differ primarily in appearance, graphic design, theme, pay-table and customer appeal. Each game costs up to 40 pfennigs (approximately $0.20 at the exchange rate of $1.00=DM 2.05 prevailing as of June 30, 2000, which rate is used hereinafter) to play, although the player may deposit larger amounts to provide continuous play but not to increase payoffs. German regulations limit the maximum payout to ten times the player's stake (DM 4.00 or approximately $1.94 per game). Current models of wall machines provide the player the opportunity to win 100 special games on one play, which increases the potential amount that can be won on the minimum wager. German regulations require a minimum payback of 60% for wall machines, although many machines are generally programmed to pay back at somewhat higher rates to encourage play. Bally Wulff has also manufactured non-payout entertainment machines for operation in arcades, hotels, restaurants and taverns in Germany and may continue to do so in the future on a selective basis.

In February 1999, Bally Wulff began selling a single-site progressive linked jackpot system under the name Magic Jackpot. Initially, up to ten wall machines could be linked to one system. The average selling price for the system was approximately DM 15,500 (approximately $7,530). Although there were initially strong sales of this product in fiscal year 1999, sales slowed substantially in fiscal year 2000, and virtually no sales of this product are expected in fiscal year 2001.

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

The following table sets forth the percentage of Bally Wulff's revenues by product line for the periods indicated:

                           ALLIANCE GAMING CORPORATION
                                   FORM 10-K

                            YEAR ENDED JUNE 30, 2000

PRODUCT LINE                                                   PERCENTAGE OF REVENUES
                                                                 Years ended June 30,
                                                           1998         1999         2000
                                                          ------       ------       ------
Sale of wall machines manufactured by Wulff                   44%          43%          40%
Leasing of wall machines manufactured by Wulff                10           10           14
Entertainment and amusement machines and third party
  wall machines distributed                                   26           25           42
Other (primarily used machines, parts and service)            20           22            4
                                                          ------       ------       ------
                                                             100%         100%         100%
                                                          ======       ======       ======


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

Bally Wulff's management has formed design teams that are responsible for generating ideas for creative new machines. These teams are comprised of representatives of each department involved in the production and distribution of machines, such as art design, engineering, manufacturing, marketing and sales. The design teams meet for three days each calendar quarter at a site away from Bally Wulff's headquarters. The teams analyze machines currently being marketed by Bally Wulff and its competitors to assess their strengths and weaknesses and then suggest ideas for new machines. These ideas are reviewed to determine which machines should be produced on a trial basis. Bally Wulff typically pursues 15 to 20 projects at any given time, and approximately 12 to 15 machines are submitted for licensing each year. These new machines are built in limited quantities and then test marketed for three to six months. Generally, fewer than half of the new machines tested are put into full scale production. Management believes this process of generating new ideas and then turning only a limited number of the ideas into machines which will reach the mass market is responsible for the high quality of Bally Wulff's machines and their continued acceptance and success in the marketplace.

Total spending on product research and development by Bally Wulff was $3.0 million, $3.2 million and $2.7 million during the years ended June 30, 1998, 1999 and 2000, respectively.

Sales and Marketing. Bally Wulff sells virtually all of its products through its direct sales force of approximately 55 individuals located in 20 regional sales offices. Independent German distributors account for approximately 3% of sales. Virtually all of Wulff's sales of new wall machines are in the German market. The sales offices are operated as independent profit centers and are assigned geographic areas in which the offices are responsible for sales, servicing the machines and assisting in collecting customers' accounts receivable balances.

The wall machines manufactured and sold by Bally Wulff generally sell for prices ranging from DM 4,000 to DM 7,500 (approximately $1,945 to $3,645). Due to price competition among the three largest manufacturers, selling prices have declined since 1997. Management believes that such declines in prices may continue in the future. For the year ended June 30, 2000 approximately 80% of Bally Wulff machine sales were on terms of 90 days or less. Remaining sales of machines are financed by Bally Wulff generally over a 12-month period, with interest rates between 18% and 24%. For this reason, Bally Wulff establishes an internal credit rating and credit limit for each customer. Under Bally Wulff's conditions of sale, a security interest in a machine is retained by Bally Wulff until the machine has been paid for in full. In addition, Bally Wulff requires security beyond the wall machine itself. Currently, Bally Wulff provides customer financing for approximately 20% of its sales, and management expects this practice to increase during fiscal 2000. Leasing machines to customers accounted for 10%, 10% and 14% of total revenues for the years ended June 30, 1998, 1999 and 2000, respectively. In approximately 95% of its unit sales, Bally Wulff accepts wall machines as trade-ins toward the purchase of new wall machines. To the extent possible, the used machines are then resold.

Customers. Each of Bally Wulff's top ten customers in 2000 has maintained its relationship with Bally Wulff for over five years. For the years ended June 30, 1998, 1999 and 2000, Bally Wulff's top ten customers accounted for approximately 12%, 9% and 9% of Bally Wulff's revenues, respectively, while no single customer accounted for more than 3%, 2%, and 2% of Bally Wulff's revenues for such periods, respectively.

                           ALLIANCE GAMING CORPORATION
                                   FORM 10-K

                            YEAR ENDED JUNE 30, 2000


Bally Wulff's customer base for wall machines may be divided into two categories based on the preferences of their clientele. Operators who place wall machines in arcades are generally interested in purchasing the newest products in the hopes that an innovation will result in a high level of public demand to play the new "hot" product. Street location operators serving hotels, restaurants and taverns, on the other hand, are generally more inclined to purchase lower-priced existing models with proven earnings records to provide as an amenity to customers.

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

Because of its manufacturing structure, Bally Wulff is capable of substantially increasing its wall machine output without significant capital expenditures. Bally Wulff continues to improve its manufacturing efficiency and productivity through the use of computer-aided design systems, automated production equipment, and devotion of substantial resources to product quality control.

Competition. Germany's wall machine manufacturing industry is dominated by Bally Wulff and two of its competitors, NSM, AG and Gauselmann, AG. Management believes these three entities collectively account for approximately 90% of the entire market. Bally Wulff competes with many companies in the distribution of coin-operated amusement games, some of which are larger and have greater resources than Bally Wulff. Bally Wulff's two major competitors own and operate a significant number of arcades, which may give them a competitive advantage arising from a built-in market for their games and the ability to test market new games in their own arcades. Furthermore, increased foreign competition in Germany may have an adverse impact on the Company's future wall machine revenues. Management believes that the primary competitive factors in the wall machine and coin-operated amusement game markets are the quality and depth of the product line, price and customer service which includes the ability to fill orders quickly and efficiently.

ROUTE OPERATIONS

Nevada Operations

Overview. In August 2000 the Company signed a definitive agreement with UC Acquisitions Company, LLC, an independent third-party gaming operator, for the sale of its Nevada-based route operations. The gross selling price, which is based on a multiple of cash flows for the 12 month period prior to closing, is estimated to be approximately $118 million, consisting of $6 million in preferred stock and $112 million is cash, which will be utilized to pay down certain lease obligations, pay transactional fees and expenses, with the remainder (estimated to be approximately $95 million) to be used to reduce the Term Loans. This transaction is contingent on the buyer obtaining suitable financing and obtaining approvals from various regulatory bodies, a process which may take 12 months to complete.

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

The following table sets forth certain historical data concerning the Company's Nevada route operations:


                           ALLIANCE GAMING CORPORATION
                                   FORM 10-K

                            YEAR ENDED JUNE 30, 2000

                                                                                          Years ended June 30,
                                                                                          -------------------
                                                                               1998              1999              2000
                                                                               ----              ----              ----
Average number of gaming machines operated                                    6,460             7,300             7,856
Average number of locations                                                     624               680               687
Average win per day per gaming machine                                       $53.70            $57.20            $63.10



At June 30, 2000, the Company operated approximately 8,000 machines on its Nevada route. The Company has increased the number of gaming machines owned and operated principally through contracting with new locations as they open and strategic takeover of contracts at locations operated by several mid-sized route operators. Contract takeovers added approximately 580, 200, and 470 gaming machines to the Nevada route during the years ended June 30, 1998, 1999 and 2000, respectively.

The Company enters into long-term agreements with local establishments through either space leases or revenue-sharing arrangements. Under revenue sharing arrangements, most common with taverns, restaurants and convenience stores, the Company does not pay rent, but rather receives a percentage of the net win from the gaming machines. Under revenue sharing arrangements, the owner of the local establishment must have a gaming license, in addition to the general slot route operators license the Company holds. Under space lease arrangements, most common with supermarkets and drug stores, the Company pays a fixed rental amount to the owner of the local establishment and the Company receives all of the net win derived from the gaming machines. Under space lease arrangements, only the Company (and not the establishment owner) is required to hold a gaming license. Most of the local establishments serviced by the Company are restricted by law to operating no more than 15 gaming machines.

Revenue-sharing arrangements accounted for approximately 87%, 88%, and 84% of revenues and 77%, 76%, and 74% of installed machines, respectively, in the Company's Nevada route operations for the years ended June 30 1998, 1999 and 2000. At June 30, 2000, the weighted average remaining term of the Company's revenue sharing arrangements was approximately 3.1 years. Space lease arrangements accounted for approximately 13%, 12%, and 16% of revenues and 23%, 24%, and 26% of installed machines, respectively, in the Company's Nevada route operations for the years ended June 30, 1998, 1999 and 2000. At June 30, 2000, the weighted average remaining term of the Company's space leases was 3.0 years.

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

Sales and Marketing. As the largest route operator in Nevada, the Company believes that it is able to differentiate itself from its competitors because it is a full-service operation that provides its customers support for marketing promotional allowances and uses its design capabilities to provide electronic gaming machines with features customized to customers' needs. The Company developed and continues to implement a system called "Gamblers Bonus". Gamblers Bonus is a proprietary cardless slot players' club and player tracking system, which allows multiple local establishments to be linked together into a distributed gaming environment. Through this technology, the Company is able to provide its players and customers with many of the same gaming choices otherwise available only in a larger scale casino environment, choices such as multi-location progressive jackpots, bigger jackpot payouts and traditional players' club enhancements. Additionally, the Company is offering a series of new games available only to Gamblers Bonus members.

Since the launch of Gamblers Bonus, the gaming machines linked to Gamblers Bonus have experienced an increase in net win per day per machine. As of June 30, 2000, the Company had the Gamblers Bonus installed in over 3,500 gaming machines at approximately 345 locations or 44% of the installed base of gaming machines. The Company believes Gamblers Bonus will continue to improve both the revenues and operating efficiencies of its Nevada route operations and has the potential to create additional opportunities in the route operations segment of the gaming industry.

The Company has benefited from the growth in population in Nevada, creating more gaming venues. Certain local politicians have proposed limiting the number or type of venues where gaming is authorized. Management does not believe the outcome of these proposals will have a material impact on financial results of the Company.

                           ALLIANCE GAMING CORPORATION
                                   FORM 10-K

                            YEAR ENDED JUNE 30, 2000

Customers. The Company has a diversified customer base with no one customer accounting for more than 5%, 4% and 3% of the Company's revenues generated from Nevada route operations during the years ended June 30, 1998, 1999 and 2000, although approximately 11%, 10% and 17% of such revenues were generated through an affiliated group of such customers for such periods, respectively. The affiliated group consists of eight partnerships each having one individual partner who is common to all such partnerships. For the years ended June 30, 1998, 1999 and 2000, the ten largest customers accounted for approximately 20%, 18%, and 9% of the Nevada route operations revenues, respectively.

Assembly Operations. In previous years, the Company's route operations manufactured its own gaming machines for use in its Nevada route operations. These machines represent approximately 41% of the gaming machines currently used in the Nevada route operations at June 30, 2000. In July 1998, the Company received regulatory approval to begin using the Bally GameMaker platform for Gamblers Bonus gaming machines deployed on the Nevada route. At June 30, 2000, approximately 31% of the installed base of gaming machines on the Nevada route were manufactured by Bally Gaming.

Competition. The Company is subject to substantial direct competition for its revenue-sharing and space lease locations from several large route operators and numerous small operators, located principally in Las Vegas, Reno and the surrounding areas and from other forms of gaming. The Company, Jackpot Enterprises, Inc., Anchor Gaming, ET&T, and Southwest Gaming are the largest route operators in Nevada. The principal methods of competition for route operators include the economic terms of the revenue sharing or space lease arrangement, the services provided, the Gamblers Bonus product and the reputation of the route operator. Price competition is intense and can reduce the Company's gross margin on such operations if the percentage of the gaming machine revenues retained by the local establishment increases.

Louisiana Operations

Overview. On the basis of its Nevada route operations expertise, in March 1992 the Company obtained a contract to operate video poker gaming machines in the greater New Orleans, Louisiana area through a subsidiary, Video Services, Inc. ("VSI"). The Company entered into an operating agreement which runs through May 2002 with Fair Grounds Corporation, and its affiliates, Jefferson Downs Corporation and Finish Line Management Corporation (collectively, "Fair Grounds"), for the Company to be the exclusive operator of video poker machines at the only racetrack in the greater New Orleans area and eight associated off-track betting parlors (OTB's). This agreement contains a five-year option for the Company to match any third party offer to operate the machines after May 2002. The Company operates the game rooms where the video poker machines are located for each of the nine facilities owned by Fair Grounds, for which it receives a percentage of the revenue generated by the machines. As of June 30, 2000, the Company had approximately 670 video poker machines in Louisiana. On July 1, 1999, pursuant to a prior vote, video poker became illegal in one parish where the Company operated machines at two OTB's and thus these locations closed. The two OTB's in this parish accounted for $2.4 million of revenues and approximately $0.6 million of operating income for VSI during the year ended June 30, 1999. During fiscal year 2000, the Company redeployed certain of the video poker machines from these two closed sites to other existing sites. The Louisiana legislature has considered other legislation to curtail video poker in the past and may do so again in the future.

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

                           ALLIANCE GAMING CORPORATION
                                   FORM 10-K

                            YEAR ENDED JUNE 30, 2000


Sales and Marketing. VSI has developed an extensive marketing program under the names "The Players Room" and "Rockin' Horse Lounge" which is designed to attract primarily local residents to VSI's facilities. Media placement has focused on newspaper and radio advertising with promotions including a player's club, direct mailings and offerings of a wide range of prizes. The Company intends to expand its operations selectively in the greater New Orleans area by increasing the number of video poker machines in certain of its existing locations as demand warrants. While the Company has investigated the addition of new locations under its current contract with the Fair Grounds in areas where competitive factors are favorable, no plans currently exist to add new locations. Under the Louisiana Act, racetracks and OTBs are permitted to install an unlimited number of video poker machines while truckstops and taverns may install only limited numbers of such machines.

Competition. The Company is subject to extensive competition for contracts to operate video poker machines and the Company's racetrack and OTB parlors compete with various riverboats, truckstops and locations with liquor licenses throughout the New Orleans area. Each truckstop is permitted to operate up to fifty video poker machines and each tavern is permitted to operate up to three video poker machines. Louisiana has riverboat gaming statewide and three riverboats are currently operating in the greater New Orleans area. Riverboats are permitted to have live table games and an unlimited number of gaming machines, including slot machines. Louisiana has also has one land-based casino currently operating.


CASINO OPERATIONS

Overview.

Rainbow Casino. The Rainbow Hotel Casino located in Vicksburg, Mississippi began operations in July 1994. The facility includes a 25,000-square foot casino, which was expanded in February 2000 and currently has approximately 1,000 gaming machines and 16 table games as well as a 245-seat restaurant. The facility also includes the 89-room Rainbow Hotel, which is owned and operated by a third party. Originally, the facility also included a 10-acre indoor and outdoor entertainment complex called Funtricity Entertainment Park, which was developed by a subsidiary of Six Flags Corporation. In September 1998, the Company acquired the entertainment park for $0.5 million; however the primary facility continues to be used for special events. Rainbow Casino is marketed as a "locals" casino and draws its customers principally from within a 75-mile radius of Vicksburg. The Vicksburg casino market generated approximately $223 million in gaming revenue in the twelve months ended June 30, 2000.

The Company is the general partner of Rainbow Casino Vicksburg Partnership, L.P. ("RCVP") the limited partnership that operates the Rainbow Casino. Pursuant to transactions consummated in March 1995, Rainbow Casino Corporation, an independent company that was the former general partner of RCVP became a limited partner and is entitled to receive 10% of the net available cash flows after debt service and other items, as defined (which amount increases to 20% of such amount for the proportional revenues above $35.0 million) each year through December 31, 2010. The Company holds the remaining economic interest in the partnership.

Rail City Casino. In April 1990, the Company purchased, for an aggregate purchase price of $9.5 million, substantially all of the assets of the Rail City Casino (formerly the Plantation Station Casino) located near the border between the cities of Reno and Sparks in northern Nevada. Rail City is a 20,000 square-foot casino, which as of June 30, 2000 operated approximately 480 gaming machines, 7 table games, and keno. In addition, Rail City Casino includes a 300-seat restaurant, and offers a race and sports book that is leased to an independent race and sports book operator. Rail City Casino is convenient to both Reno and Sparks and caters to the local market.

Sales and Marketing. The Company's casinos target the mid-level gaming customers in the market. The Company promotes its casinos primarily through special promotional events and by providing quality food at reasonable prices.

Competition. Gaming of all types is available throughout Nevada and Mississippi in numerous locations, including many locations that compete directly or indirectly with the Company's casino operations. The operation of casinos is a highly competitive business. The principal competitive factors in the industry include the quality and location of the facility, the nature and quality of the amenities and customer services offered and the implementation and

                           ALLIANCE GAMING CORPORATION
                                   FORM 10-K

                            YEAR ENDED JUNE 30, 2000

success of marketing programs. Many of Rail City Casino's competitors include large casino-hotels that offer more amenities and may be perceived to have more favorable locations than the Company. The Rainbow Casino was the fourth gaming facility to open in Vicksburg and as such faces substantial direct competition for gaming customers in the region. Lady Luck Gaming Corporation owns land in Vicksburg and may in the future develop a project that would include a dockside casino, hotel and related amenities. Previously, Horseshoe Gaming, LLC had announced a casino hotel and auto racing complex on the Big Black River which is between Vicksburg and Jackson, Mississippi. The legality of that site for gaming is currently in litigation. At this time management does not know which, if any, of these sites will be developed. Both of these projects will be contingent on several factors including regulatory approval and financing.

PATENTS, COPYRIGHTS AND TRADE SECRETS

Bally Gaming and Systems is the copyright owner of its games software, artwork and video presentation and has registered some of these copyrights with the U.S. Copyright Office. Some games, cash handling mechanisms, and other gaming device mechanisms (either currently used or reserved for future development including several related to Gamblers Bonus) are covered either by pending patent applications or issued patents, both foreign and domestic. The expiration dates of these patents vary and are based on their filing or issue dates. In addition, many of the games have trademarks registered with the U.S. Patent and Trademark Office, state trademark registries, or both. The Company has over two hundred registered or pending trademark applications in the United States and around the world, including the registered U.S. trademark, Gamblers Bonus.

Bally Gaming and Systems is obligated under several patent agreements to pay royalties ranging from approximately $25 to $107 per applicable game depending on the components in the gaming machines. Additionally, based on an amendment to the trademark licensing agreement between the Company and Bally Entertainment Corporation ("BEC") dated May 10, 1996, Bally Gaming and Systems is obligated to pay a royalty of $35 per machine on new machines sold beginning on June 18, 1996, with a minimum annual royalty payment of $1.0 million for the initial five-year term of the amended agreement, which is subject to annual renewals by the Company thereafter. In addition, the Company has obtained the rights to certain game ideas and intellectual property that require Bally Gaming and Systems to pay royalties based on either fixed amounts or variable amounts based upon game performance. Royalty expense for Bally Gaming and Systems for the years ended June 30, 1998, 1999, and 2000 was $2.2 million, $1.9 million and $3.5 million, respectively.

EMPLOYEES AND LABOR RELATIONS

As of June 30, 2000, the Company and its subsidiaries employed approximately 2,300 persons, including approximately 1,280 persons in Nevada, 75 persons in Louisiana, 500 persons in Mississippi, 40 persons in various other states and 420 persons in Germany. None of such employees is covered by a collective bargaining agreement. Bally Wulff's employees, however, are covered by German regulations which apply industry-wide and are developed, to some extent, through negotiations between representatives of the metal working industry employers and the trade union representing the employees. These regulations are in the nature of collective bargaining agreements and cover the general terms and conditions of such items as wages, vacations and work hours. The regulations codify what are considered the common standards of employment in the German metal working industry. The Company believes its relationships with its employees are satisfactory.

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

Any person who acquires a controlling interest in the Company would have to meet the requirements of all governmental bodies that regulate the Company's gaming business. A change in the make-up of the Company's

                           ALLIANCE GAMING CORPORATION
                                   FORM 10-K

                            YEAR ENDED JUNE 30, 2000


board of directors and management would require the various gaming authorities to examine the qualifications of the new board and management.

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

The Company is registered with the Nevada Commission as a publicly-traded corporation (a "Registered Corporation"). The Company's direct and indirect subsidiaries that conduct gaming operations at various locations, (collectively, the "Nevada Subsidiaries") are required to be licensed by the Nevada Gaming Authorities. The licenses held by the Nevada Subsidiaries require periodic payments of fees and taxes and are not transferable. The Company, through registered intermediary companies (individually an "Intermediary Company" and collectively the "Intermediary Companies"), has been found suitable to own the stock of the Nevada Subsidiaries, each of which is a corporate licensee (individually a "Corporate Licensee" and collectively the "Corporate Licensees") under the terms of the Nevada Act. As a Registered Corporation, the Company is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information the Nevada Commission may require. No person may become a stockholder of or receive any percentage of the profits from the Corporate Licensees without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, the Intermediary Companies and the Corporate Licensees have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses required to engage in gaming activities, gaming machine operations, and in the manufacture and distribution of gaming devices for use or play in Nevada or for distribution outside of Nevada.

All gaming machines and cashless wagering systems manufactured, sold or distributed for use or play in Nevada or for distribution outside of Nevada must be manufactured by licensed manufacturers and distributed or sold by licensed distributors. All gaming machines manufactured for use or play in Nevada must be approved by the Nevada Commission before they are distributed or exposed for play. The approval process for gaming machines and cashless wagering systems includes rigorous testing by the Nevada Board, a field trial and a determination as to whether the gaming machines or cashless wagering system meets strict technical standards set forth in the regulations of the Nevada Commission. Associated equipment (as defined in the Nevada Act) must be administratively approved by the chairman of the Nevada Board before it is distributed in Nevada.

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company, the Intermediary Companies or the Corporate Licensees to determine whether that individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and key employees of the Company and the Intermediary Companies who are actively and directly involved in the licensed activities of the Corporate Licensees are or may be required to be licensed or found suitable by the Nevada Gaming Authorities. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-K

                            YEAR ENDED JUNE 30, 2000

Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position. The Nevada Gaming Authorities may deny an application for licensing or finding of unsuitability for any cause they deem reasonable.

If the Nevada Gaming Authorities were to find an officer, director, or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company, the Intermediary Companies or the Corporate Licensees, the companies involved would have to sever all relationships with that person. In addition, the Nevada Commission may require the Company, the Intermediary Companies or the Corporate Licensees to terminate the employment of any person who refuses to file appropriate applications. Licensing and suitability determinations are not subject to judicial review in Nevada.

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

If it were determined that a Corporate Licensee had violated the Nevada Act, the licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, the Intermediary Companies, the Corporate Licensees, and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate any nonrestricted gaming establishment operated by a Corporate Licensee and, under certain circumstances, earnings generated during the supervisor's appointment (except for reasonable rental of the casino property) could be forfeited to the state . Limitation, conditioning, or suspension of the gaming licenses of the Corporate Licensees or the appointment of a supervisor could and revocation of any gaming license would, materially adversely affect the gaming-related operations of the Company.

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

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-K

                            YEAR ENDED JUNE 30, 2000


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

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-K

                            YEAR ENDED JUNE 30, 2000


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

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Licensees' operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based on either (i) a percentage of the gross revenues received, (ii) the number of gaming devices operated, or (iii) the number of games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments. The Corporate Licensees that hold gaming device route operator licenses or manufacturer or distributor licenses also pay certain fees to Nevada.

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

Louisiana. The manufacture, distribution, servicing and operation of video draw poker devices ("Devices") in Louisiana is subject to the Louisiana Video Draw Poker Devices Control Law and the rules and regulations promulgated thereunder (the "Louisiana Act"). Licensing and regulatory control is maintained by a single gaming control board for the regulation of gaming in Louisiana. This Board, created on May 1, 1996, is called the Louisiana Gaming Control Board (the "Louisiana Board") and oversees all licensing for all forms of legalized gaming in Louisiana (including all regulatory enforcement, and supervisory authority that exists in the state as to gaming on Native American lands). The Video Gaming Division of the Gaming Enforcement Section of the Office of State Police within the Department of Public Safety and Corrections (the "Division") performs the investigatory functions for the Louisiana Board. The laws and regulations of Louisiana are based on policies of maintaining the health, welfare and safety of the general public and protecting the video gaming industry from elements of organized crime, illegal gambling activities and other harmful elements, as well as protecting the public from illegal and unscrupulous gaming to ensure the fair play of devices.

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

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-K

                            YEAR ENDED JUNE 30, 2000


The Division has the authority to conduct overt and covert investigations of any person involved directly or indirectly in the video gaming industry in Louisiana. These investigations have extended to information regarding a prospective licensee's and his or her spouse's immediate family and relatives and their affiliations with certain organizations or other business entities. The investigation may also extend to any person who has or controls more than a 5% ownership, income or profits interest in an applicant for or holder of a license or who is a key employee, or who has the ability to exercise significant influence over the licensee. All persons or entities investigated must meet all suitability requirements and qualifications for a licensee. The Louisiana Board may deny an application for licensing for any cause it may deem reasonable. The applicant for licensing must pay a filing fee, which applies to the cost of the investigation.

In order for a corporation to be licensed as an operator or distributor of video poker gaming devices by the Louisiana Board, a majority of the stock of the corporation must be owned by persons who have been domiciled in Louisiana for at least two years prior to the date of the application.

Bally Gaming is not licensed as a manufacturer of devices under the Louisiana Act; however Bally Gaming has been licensed as a manufacturer under the Louisiana Riverboat Economic Development and Gaming Control Act (the "Louisiana Riverboat Act"). Gaming's application for a permanent manufacturer's license as it relates to the land-based casino in New Orleans is pending before the Louisiana Board. The Louisiana Board has recently promulgated regulations governing its operation and Bally Gaming has filed its application for licensing as a manufacturer, which application is now pending.
Mississippi. The manufacture and distribution of gaming and associated equipment and the ownership and operation of casino facilities in Mississippi are subject to extensive state and local regulation, primarily the licensing and regulatory control by the Mississippi Gaming Commission (the "Mississippi Commission") and the Mississippi State Tax Commission.

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

The Mississippi Act provides for legalized dockside gaming at the discretion of the 14 counties that either border the Gulf Coast or the Mississippi River, but only if the voters in each of those counties have not voted to prohibit gaming in that county. Currently, dockside gaming is permissible in nine of the 14 eligible counties in the state and gaming operations have commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River, or in the waters of the State of Mississippi lying south of the state in eligible counties along the Mississippi Gulf Coast. Litigation is pending with respect to the expansion of eligible gaming sites in which a landowner and a license applicant have appealed a finding of suitability by the Mississippi Commission of a site on the Big Black River in Warren County near Interstate 20 between Jackson and Vicksburg, Mississippi, where the Rainbow Casino, operated by RCVP, is located. A Hinds County Circuit Court has ruled that the subject site is legal and suitable for gaming and the Mississippi Commission has appealed the decision to the Mississippi Supreme Court. The law permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space that may be utilized for gaming. There are no limitations on the number of gaming licenses that may be issued in Mississippi.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-K

                            YEAR ENDED JUNE 30, 2000

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

Gaming and manufacturer and distributor licenses are not transferable, are issued for a three-year period and must be renewed or continued thereafter. In June 2000, RCVP was granted a renewal of its gaming license by the Mississippi Commission, and BGI was granted a renewal of its manufacturer and distributor license. No person may become a stockholder of, or receive any percentage of profits from, a licensed subsidiary of a holding company without first obtaining licenses and approvals from the Mississippi Commission. The Company and its affiliates have obtained the necessary approvals from the Mississippi Commission.

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

The Mississippi Commission may, at any time, investigate and require the finding of suitability of any record or beneficial stockholder of the Company. Mississippi law requires any person who acquires more than 5% of the common stock of a publicly traded corporation registered with the Mississippi Commission to report the acquisition to the Mississippi Commission, and such person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than 10% of the common stock of such a company, as reported to the Securities and Exchange Commission, must apply for a finding of suitability by the Mississippi Commission and must pay the costs and fees that the Mississippi Commission incurs in conducting the investigation. The Mississippi Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of a public company's common stock. However, the Mississippi Commission has adopted a policy that permits certain institutional investors to own beneficially up to 15% of a registered public company's common stock without a finding of suitability. If a stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners.

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

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-K

                            YEAR ENDED JUNE 30, 2000

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

Substantially all loans, leases, sales of securities and similar financing transactions by a licensed gaming subsidiary must be reported to or approved by the Mississippi Commission. A licensed gaming subsidiary may not make a public offering of its securities, but may pledge or mortgage casino facilities as security for a public offering if it obtains the prior approval of the Mississippi Commission. The Company may not make a public offering of its securities without the prior approval of the Mississippi Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for one or more such purposes. Such approval, if given, does not constitute a recommendation or approval of the investment merits of the securities subject to the offering.

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

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-K

                            YEAR ENDED JUNE 30, 2000

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

License fees and taxes, computed in various ways depending on the type of gaming involved, are payable to the State of Mississippi and to the counties and cities in which a licensed gaming subsidiary's operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based on (i) a percentage of the gross gaming revenues received by the casino operation, (ii) the number of slot machines operated by the casino or (iii) the number of table games operated by the casino. The license fee payable to the State of Mississippi is based upon "gaming receipts" (generally defined as gross receipts less payouts to customers as winnings) and equals 4% of gaming receipts of $50,000 or less per month, 6% of gaming receipts over $50,000 and less than $134,000 per month, and 8% of gaming receipts over $134,000. The foregoing license fees are allowed as a credit against the Company's Mississippi income tax liability for the year paid. The gross revenue fee imposed by the City of Vicksburg, Mississippi, where RCVP's casino operations are located, equals approximately 4% of gaming receipts.

The Mississippi Commission has adopted a regulation requiring as a condition of licensing or license renewal that a gaming establishment's plan include a 500-car parking facility in close proximity to the casino complex and infrastructure facilities, which will amount to at least 25% of the casino cost. The Mississippi Commission adopted a change to this regulation increasing the infrastructure requirement to 100%; however, the regulation grandfathers existing licensees and applies only to new casino projects and casinos that are not operating at the time of acquisition or purchase by new owners. Management of the Company believes it is in compliance with this requirement.

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

New Jersey. BGI has previously been licensed by the New Jersey Commission as a gaming-related casino service industry ("CSI") in accordance with the New Jersey Casino Control Act (the "Casino Control Act"). Due to the change of ownership of BGI as a result of the merger with Alliance Gaming Corporation, and by operation of state law, BGI's CSI license was deemed to have lapsed. Prior to the change of ownership of BGI and in anticipation of same, the Company submitted an application for qualification. The New Jersey Commission deemed the application complete and as a result thereof, after the merger, the Company's operations in New Jersey continue uninterrupted by full regulatory consent, pursuant to transactional waivers which have been granted by the New Jersey Casino

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-K

                            YEAR ENDED JUNE 30, 2000

Control Commission with consent of the New Jersey Division of Gaming Enforcement, and which continued to be granted by the New Jersey Casino Control Commission on six-month blanket terms for parts and service and on a sale-by-sale basis for all other products pending final regulatory action on the Company's application for CSI qualification. The New Jersey Casino Control Commission granted Bally Gaming, Inc. final approval of its application for CSI qualification April 14, 1999, with approval of the Company as the parent company.

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

Federal Registration. The operating subsidiaries of the Company that are involved in gaming activities are required to register annually with the Attorney General of the United States in connection with the manufacture, sale, distribution or operation of gaming machines. All currently required filings have been made.

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

The Spielverordnung (gaming ordinance) specifically governs wall machines. These regulations limit game payouts to DM 4.00 (approximately $1.92) per game, require a minimum payout percentage, detail where the machines may be installed, how many may be installed and by whom, which games are prohibited, the technical requirements of the machines and technical review and approval. Operators must comply with regulations that specify how many machines may operate within defined square foot areas (15 square meters per machine, with a maximum of ten machines per location). In taverns, restaurants, hotels and certain other establishments, no more than two gaming machines are permitted.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-K

                            YEAR ENDED JUNE 30, 2000

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

Subject to certain exceptions, a value-added tax (VAT) of 16% is generally assessed on the sale or supply of any goods and services in Germany. Since the total amount paid for particular goods or services is considered to be the gross price in calculating such tax, the actual rate is 13.79%. The basis for taxation is the cash remaining in the machines. The rule requiring a minimum payout percentage is applied to the amount remaining in the cash box net of such VAT. Depending on the municipality in which a machine is located, operators may also have to pay a monthly leisure tax on each machine of up to DM 600 (approximately $292).

During fiscal 2000, Bally Wulff increased the amount of tax reserves by $0.5 million as a result of ongoing audits of open tax years 1992 to 1995. The German tax authorities have proposed preliminary adjustments of $0.3 million, which has also been accrued. The German tax authorities have not yet issued the final assessment from their quadrennial audits.

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

The Company and its key personnel have obtained, or applied for, all government licenses, registrations, findings of suitability, permits and approvals necessary for the manufacture, distribution and, where permitted, operation of their gaming machines in the jurisdictions in which the Company does business. The Company and the holders of its securities may be subject to the provisions of the gaming laws of each jurisdiction where the Company or its subsidiaries are licensed or conduct business, including, without limitation, Arizona, Colorado, Connecticut, Illinois, Indiana, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Missouri, Montana, Nevada, New Jersey, New Mexico, South Dakota, Wisconsin, and the local regulatory authorities within each such state as well as Australian, Canadian, South African, and other foreign gaming jurisdictions in which BGII and its subsidiaries are licensed or conduct business. As a result of the consummation of the Acquisition, the Company and its officers and directors have been required to apply for any government licenses, permits and approvals necessary or required by each of these jurisdictions.

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

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-K

                            YEAR ENDED JUNE 30, 2000


ITEM 2.         PROPERTIES

The following table sets forth information regarding the Company's leased properties (exclusive of space leases in connection with its gaming device routes) as of June 30, 2000, all of which are fully utilized unless otherwise noted:


                                                                                                           ANNUAL
                                                                                     BUILDING               RENTAL
    LOCATION                                   USE                                  SQUARE FEET            PAYMENTS
    --------                                   ---                                  -----------            --------
                                                                                                          (In 000s)
Las Vegas, NV                  Nevada route operations                                  18,500                 182
Las Vegas, NV                  Research and development offices                         20,000                 286
Sparks, NV                     Administrative offices and warehousing                   38,300                 345
Sparks, NV                     Sales offices and warehousing                            11,000                 132
Absecon, NJ                    Sales offices and warehousing                            15,800                 101
Biloxi, MS                     Sales offices                                             6,400                  41
Golden, CO                     Sales offices                                             1,500                  18
Westchester, IL                Sales offices                                             4,900                  26
Dania, FL                      Sales offices                                             3,400                   7
Elko, NV                       Sales office and route operations                         4,200                  10
Laughlin, NV                   Sales offices                                               600                  10
Atlantic City, NJ              Administrative offices                                      750                  10
San Juan, P R                  Sales offices                                             1,000                  12
Las Vegas, NV                  Warehousing                                             103,500                 409
Berlin, Germany                Administrative offices and manufacturing                115,500                 520
Hannover, Germany              Administrative offices and warehousing                   20,100                 204
Sparks, NV                     Route operations                                         12,100                  96
Carson City, NV                Route operations                                          2,500                   9
Winnemucca, NV                 Route operations                                          1,200                   5
Pahrump, NV                    Route operations                                            750                   7
Las Vegas, NV                  Route location                                            8,000                 476
Las Vegas, NV (1)              Ground lease                                                ---                 330
Sparks, NV (2)                 Ground lease                                                ---                   5
Vicksburg, MS                  Administrative offices                                    2,700                  19
Vicksburg, MS                  Administrative offices                                    1,200                   9
New Orleans, LA                Louisiana route operations                                6,000                  57
Metairie, LA                   OTB operation                                            11,000                  60
New Orleans, LA                OTB operation                                             5,100                  24

(1)        Lease consists of ground lease for parking.
(2)        Lease consists of long-term land lease for parking at Rail City
           Casino.

The following table sets forth information regarding properties owned by the Company as of June 30, 2000, all of which are fully utilized unless otherwise noted:


                                                                                 BUILDING
    LOCATION                                 USE                                SQUARE FEET
    --------                                 ---                                -----------
Las Vegas, NV                  Administrative offices and
                               manufacturing   (a)                                 150,000
Reno/Sparks, NV                Casino (a)                                           35,000
Vicksburg, MS                  Casino                                               25,000
Vicksburg, MS                  Entertainment facility                               20,000
Vicksburg, MS                  Administrative offices                                3,200
Vicksburg, MS                  Vacant- Land                                             --
Las Vegas, NV                  Tavern/Land                                           5,000
North Las Vegas, NV            Land/Parking                                             --


(a) These facilities are mortgaged collateral for the Company's Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-K

                            YEAR ENDED JUNE 30, 2000

In addition, the Company leases 20 bar and tavern properties that have been subleased to other operators in connection with its Nevada route operations. The properties range in size from approximately 1,750 square feet to 7,700 square feet. The remaining terms of the leases range from 3 months to 5 years with monthly payments ranging from approximately $1,700 to $11,600.

In addition to the principal facilities, the Company has 20 leased locations and two owned locations in Germany which are primarily used for sales and service offices as well as for warehousing purposes. The properties range in size from approximately 2,300 square feet to 17,000 square feet. The leased locations have terms of occupancy varying from six months to six and one half years with monthly payments ranging from approximately $1,500 to $15,800.

See Note 7 of Notes to Consolidated Financial Statements for information as to the Company's lease commitments with respect to the foregoing rental properties. The Company believes its facilities are suitable for its needs and the Company has no future expansion plans that would make these properties inadequate.



ITEM 3.         LEGAL PROCEEDINGS

LITIGATION

On September 25, 1995, BGII was named as a defendant in a class action lawsuit filed in Federal District Court in Nevada, by Larry Schreirer on behalf of himself and all others similarly situated. The plaintiffs filed suit against BGII and approximately 45 other defendants. Each defendant is involved in the gaming business as a gaming machine manufacturer, distributor, or casino operator. The class action lawsuit arises out of alleged fraudulent marketing and operation of casino video poker machines and electronic slot machines. The plaintiffs allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce people into playing their gaming machines based on a false belief concerning how those machines actually operate as well as the extent to which there is actually an opportunity to win on any given play. The plaintiffs allege that the defendants' actions constitute violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) and give rise to claims of common law fraud and unjust enrichment. The plaintiffs are seeking monetary damages in excess of $1.0 billion, and are asking that any damage awards be trebled under applicable Federal law. Management believes the plaintiffs' lawsuit to be without merit. The Company is vigorously pursuing all legal defenses available to it.

On June 3, 1999, Sierra Design Group filed suit in federal district court in Nevada against Oasis Technologies, Inc., the Company, BGI, and various other affiliates of the Company. The suit seeks a declaratory judgment that a gaming system designed by Sierra Design Group to meet requirements of various Indian gaming compacts does not infringe on an Oasis patent. BGI markets the patented Oasis system, which employs BGI's gaming machines, to Native American casinos in the state of Washington under a non-exclusive license. Sierra Design Group later amended its complaint to allege that the Oasis system infringes on a Sierra patent. Sierra Design also alleges that Oasis interfered with a prospective Sierra Design customer and unfairly competed by telling the prospective customer that a Sierra Design product infringed Oasis's patent. Sierra Design's claims are directed against Oasis rather than BGI. Furthermore, pursuant to its agreement with Oasis, Oasis must indemnify BGI for any third-party patent infringement liability. For these reasons, the litigation is not expected to have a material adverse effect on BGI, the Company, or its other subsidiaries.

The Company is also a party to various lawsuits relating to routine matters incidental to its business. Management does not believe that the outcome of such litigation, including the matters above, in the aggregate, will have a material adverse effect on the Company.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-K

                            YEAR ENDED JUNE 30, 2000

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


                                                                                   PRICE RANGE OF
                                                                                    COMMON STOCK
                                                                               ----------------------
                                                                                High             Low
                                                                                ----             ---
           FISCAL YEAR ENDED JUNE 30, 1999

                     1st Quarter                                               $ 14.66         $ 8.75
                     2nd Quarter                                                 10.28           6.23
                     3rd Quarter                                                  9.63           4.25
                     4th Quarter                                                  5.63           3.75

           FISCAL YEAR ENDED JUNE 30, 2000
                     1st Quarter                                                 $8.12          $3.69
                     2nd Quarter                                                  8.81           2.44
                     3rd Quarter                                                  4.31           2.19
                     4th Quarter                                                  2.56           1.50


Note: The above applicable common stock prices have been restated to reflect the one-for-three-and-one-half reverse stock split effective February 1, 1999.

As of September 1, 2000 the Company had approximately 1,490 holders of record of its Common Stock.

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

                            YEAR ENDED JUNE 30, 2000

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data have been derived from the audited financial statements of the Company. The table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto.



                           FISCAL YEARS ENDED JUNE 30,
--------------------------------------------------------------------------------

                                                          1996(1)          1997(4)       1998          1999          2000
                                                        ---------        ---------     ---------     ---------     ---------
                                                                        (IN 000'S, EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS DATA
Revenues:
           Gaming equipment and systems                 $  10,575        $ 134,734     $ 109,597     $ 127,810     $ 135,180
           Wall machines and amusement games                3,356          131,934        98,611        90,834        68,952
           Route operations                               109,938          127,028       148,507       175,854       202,480
           Casino operations                               48,509           51,450        60,657        63,682        71,468
                                                        ---------        ---------     ---------     ---------     ---------
                                                          172,378          445,146       417,372       458,180       478,080
                                                        ---------        ---------     ---------     ---------     ---------
Costs and expenses:
           Cost of gaming equipment and systems             7,213           84,496        61,684        69,721        75,508
           Cost of wall machines and amusement games        2,022           68,426        54,241        54,035        43,301
           Cost of route operations                        84,212           95,716       114,645       137,692       161,062
           Cost of casino operations                       22,046           22,269        25,930        27,011        27,933
           Selling, general and administrative             31,270           99,520        86,318       104,104       105,155
           Research and development                           370            9,954        15,778        17,190        15,318
           Depreciation and amortization                   10,988           22,606        22,838        23,104        26,788
           Direct acquisition costs (2)                    55,843               --            --            --            --
           Unusual items                                    5,498              700          (325)           --         2,164
                                                        ---------        ---------     ---------     ---------     ---------
                                                          219,462          403,687       381,109       432,857       457,229
                                                        ---------        ---------     ---------     ---------     ---------
Operating income (loss)                                   (47,084)          41,459        36,263        25,323        20,851

Other income (expense)
           Interest income                                  1,571            1,620           813           549           465
           Interest expense                                (8,897)         (23,626)      (28,600)      (31,385)      (34,119)
           Rainbow royalty (3)                             (4,070)          (4,722)         (587)           --            --
           Rainbow Royalty Buyout (3)                          --               --       (19,000)           --            --
           Minority interest                                 (963)          (1,092)       (2,002)       (2,053)       (2,155)
           Other, net                                         301              139         1,025          (431)          924
                                                        ---------        ---------     ---------     ---------     ---------

Income (loss) before income taxes                         (59,142)          13,778       (12,088)       (7,997)      (14,034)
Income tax provision                                         (755)          (7,993)       (3,185)         (830)       (1,001)
                                                        ---------        ---------     ---------     ---------     ---------
Income (loss) before extraordinary item                   (59,897)           5,785       (15,273)       (8,827)      (15,035)
Extraordinary loss without tax benefit                         --               --       (42,033)           --            --
                                                        ---------        ---------     ---------     ---------     ---------
Net income (loss)                                         (59,897)           5,785       (57,306)       (8,827)      (15,035)

Special stock dividends                                      (362)         (11,264)       (3,551)       (1,697)           --
Premium on repurchase/redemption of
      Series B Special Stock                                   --             (710)      (16,553)           --            --
                                                        ---------        ---------     ---------     ---------     ---------
Net loss applicable to common shares                    $ (60,259)       $  (6,189)    $ (77,410)    $ (10,524)    $ (15,035)
                                                        =========        =========     =========     =========     =========

Basic net loss per common share (5)                     $  (16.22)       $   (0.68)    $   (8.47)    $   (1.09)    $   (1.47)
                                                        =========        =========     =========     =========     =========

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-K

                            YEAR ENDED JUNE 30, 2000


ITEM 6. SELECTED FINANCIAL DATA (CONTINUED)


                           FISCAL YEARS ENDED JUNE 30,
--------------------------------------------------------------------------------

                                             1996(1)        1997(4)      1998          1999          2000
                                            --------       --------    ---------     ---------     ---------
                                                          (IN 000'S, EXCEPT PER SHARE AMOUNTS)
BALANCE SHEET DATA
Cash and cash equivalents and
           securities available for sale    $ 48,057       $ 28,924    $  23,487     $  16,930     $  34,044
Working capital                              111,009        110,795      119,480       108,661       115,979
Total assets                                 375,504        352,016      366,837       356,307       351,287
Total long term debt,
           including current maturities      191,344        173,839      325,953       318,706       345,059
Series B Special Stock                        51,552         58,981           --            --            --
Total stockholders' equity (deficiency)       69,846         53,555      (23,748)      (30,408)      (50,795)


(1) The Company acquired BGII on June 18, 1996. Therefore the results of operations for the year ended June 30, 1996 include the results of operations of BGII for the last twelve days of that fiscal year.

(2) Includes non-cash accounting loss on debenture conversion of $30.1 million in fiscal year 1996 as a result of the conversion of the Company's Convertible Debentures into equity securities.

(3) Represents royalty fee related to the HFS financing at the Rainbow Casino. The Company repurchased this royalty obligation from HFS on August 12, 1997.

(4) See discussion of refinancing transaction completed in August 1997 in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

(5) The earnings per share amounts have been restated to reflect the one-for-three-and-one-half reverse stock split effective February 1, 1999.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At June 30, 2000, the Company had $32.0 million in cash and cash equivalents, $2.0 million in short-term investments, and $4.6 million in unborrowed availability on its revolving credit facility in accordance with borrowing base limitations in the bank credit agreement which is more fully described below. In addition, the Company had net working capital of approximately $116.0 million, an increase of approximately $7.3 million from June 30, 1999, which is explained in the working capital section below. Consolidated cash and cash equivalents at June 30, 2000 includes approximately $22.0 million of cash which is utilized in Casino and Route Operations which is held in vaults, cages or change banks.

In August 1997 the Company completed a series of related transactions as described below (the "Refinancing") which consisted of the private placement of $150.0 million of 10% Senior Subordinated Notes and the closing of $230.0 million of bank financing. The bank financing provides for (i) term loans in the aggregate amount of up to $140.0 million, comprised of a $75.0 million tranche with a 7 1/2-year term (the "Tranche B Term Loan"), a $40.0 million tranche with an 8-year term (the "Tranche C Term Loan") and a $25.0 million tranche with a 7 1/2-year term (the "Delayed Draw Term Facility," and together with the Tranche B Term Loan and the Tranche C Term Loan, the "Term Loan Facilities"); and (ii) a $90.0 million revolving credit facility with a 6-year term (later amended to $80.0 million). At June 30, 2000, the borrowing base for the revolving credit facility consists of eligible receivables and inventory, as defined in the bank credit agreement, totaled $67.0 million.

As part of the Refinancing, the Company used the proceeds of the Senior Subordinated Note offering, together with borrowings under the revolving credit facility and the Term Loan Facilities and cash on hand, to fund (a) the

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-K

                            YEAR ENDED JUNE 30, 2000

repurchase at a premium of substantially all of the Company's 12 7/8% Notes, plus accrued interest to August 8, 1997 totaling $183.7 million, (b) the redemption at liquidation value of all of the Company's Series B Preferred Stock on September 8, 1997 totaling $77.6 million, (c) the purchase from HFS Gaming Corporation of the right to receive royalty payments based on revenues of the Rainbow Casino and the purchase of related debt owed to an HFS affiliate, National Gaming Mississippi, Inc. on August 12, 1997 totaling $26.3 million and
(d) the payment of transaction fees and expenses totaling $16.5 million. Additionally, in July 1997 the Company redeemed the remaining balance of its 7 1/2% Convertible Debentures at a price of 104, or a total of $1.7 million.

In conjunction with the Refinancing, the Company incurred charges of approximately $77.6 million, including the $27.7 million premium on the repurchase of the 12 7/8% Notes, $16.6 million for the difference between the carrying value and the liquidation value of the Series B Preferred Stock and $19.0 million for the Rainbow Casino royalty buyout.

Beginning in August 1998, the Company has received a series of consents from its bank group in order to cure both technical and financial covenant defaults, and to amend certain of the current and future financial maintenance covenants in the credit agreement. At June 30, 2000, the Company is in compliance with such covenants. The Company is also in compliance with the operational covenants contained in the indenture for the Senior Subordinated Notes.

In October 1999, the Company received consents from its bank group to pursue the sale of certain route and casino assets. In August 2000, the Company signed a definitive agreement with UC Acquisitions Company, LLC, an independent third-party gaming operator, for the sale of its Nevada-based route operations. The gross selling price, which is based on a multiple of cash flows for the 12 month period prior to closing, is estimated to be approximately $118 million, consisting of $6 million in preferred stock and $112 million is cash, which will be utilized to pay down certain lease obligations, pay transactional fees and expenses, with the remainder (estimated to be approximately $95 million) to be used to reduce the Term Loans. This transaction is contingent on the buyer obtaining suitable financing and obtaining approvals from various regulatory bodies, a process which may take 12 months to complete.

Consistent with the Company's plan to expand the proprietary gaming operations of its Bally Gaming and Systems business unit, the Company has increased its investment in leased gaming equipment during the fiscal year ended June 30, 2000. The Company will continue the roll out, and thus increase its investment in, these proprietary games and wide area progressive games in the future. The Company is actively managing its working capital and other assets. As part of the these efforts, during fiscal 2000, the Company received $1.0 million for the release of an option it held to operate gaming machines at a dormant dog racing track in Kansas, sold certain gaming management and development rights for $3.0 million plus $7.0 million in future contingent consideration, and entered into sale and leaseback transactions for $3.2 million for gaming machines deployed in its Nevada Route Operation. As part of this plan, similar dispositions of other assets may continue. Additionally, the Fifth Amendment to the bank credit agreement allows the Company to obtain third party financing for up to $15 million for is proprietary gaming operations of Bally Gaming and Systems. This financing may be in the form of traditional secured borrowings or lease type financing.

Management believes that cash flow from operating activities, cash and cash equivalents held and the $80.0 million Revolving Credit Facility, as limited by the borrowing base, will provide the Company with sufficient capital resources and liquidity. At June 30, 2000, the Company had no material commitments for capital expenditures.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-K

                            YEAR ENDED JUNE 30, 2000

WORKING CAPITAL

The following table presents the components of consolidated working capital at June 30, 1999 and 2000:


                                           Balance at June 30,
                                           -------------------
                                            1999          2000         Change
                                          --------      --------      --------
Cash and cash equivalents                 $ 16,930      $ 32,044      $ 15,114
Short-term investments                          --         2,000         2,000
Accounts and notes receivable, net          92,665        82,444       (10,221)
Inventories, net                            46,138        32,019       (14,119)
Other current assets                        11,423        11,198          (225)
                                          --------      --------      --------

 Total current assets                      167,156       159,705        (7,451)
Accounts payable                            17,372        10,367        (7,005)
Accrued liabilities                         39,196        32,323        (6,873)
Current maturities of long-term debt         1,927         1,036          (891)
                                          --------      --------      --------
Total current liabilities                   58,495        43,726       (14,769)
                                          --------      --------      --------
Net working capital                       $108,661      $115,979      $  7,318
                                          ========      ========      ========

The primary fluctuations contributing to the increase in working capital were:
(i) a decrease in accounts payable resulting from timing of payments, (ii) a decrease in inventory due to management's efforts to reduce the levels of finished goods, (iii) a net decrease in accounts receivable resulting from cash collections and increases in bad debt reserves (iv) the impact of foreign exchange fluctuations between the dollar and the deutschemark on all working capital categories, and (v) the corresponding impact of the above listed items on cash and cash equivalents.

Cash Flow

During the year ended June 30, 2000, $3.0 million of cash was used in operating activities resulting from the net loss for the year and cash used to increase inventories and reductions in accounts payable.

During the year ended June 30, 2000, the Company used $9.8 million of cash in investing activities resulting primarily from $13.0 million in capital expenditures, $1.5 million of payments made in acquiring gaming rights for route locations, and $2.8 million of payments made to acquire other long term assets. The above cash uses were partially offset by $3.2 million in proceeds from sales-leaseback transactions, $1.0 million received from the release of an option the Company had to operate gaming machines at a dormant dog track in Kansas and cash proceeds of $3.0 million from the sale of certain gaming development and management rights.

During the year ended June 30, 2000, cash was provided by drawing down funds from the revolving credit facility ($34.7 million), and was also used for payments on long term debt ($6.5 million).

Customer Financing

Management believes that customer financing terms and leasing have become an increasingly important competitive factor for the Bally Gaming and Systems and Wall Machine and Amusement Games business units. Competitive conditions sometimes require Bally Gaming and Systems to grant extended payment terms on gaming machines, systems and other gaming equipment, especially for sales in emerging markets. While these financings are normally collateralized by such equipment, the resale value of the collateral in the event of default may be less than the amount financed. Accordingly, the Company has greater exposure to the financial condition of its customers in emerging markets than had historically been the case in established markets like Nevada and Atlantic City. Bally Wulff provides customer financing for approximately 20% of its sales and also provides lease financing to its customers. Lease terms are generally for six months, but are also available for terms up to 43 months.

Year 2000

The Year 2000 readiness issue, which was common to most businesses, arose from the inability of certain information systems, and other time and date sensitive products and systems, to properly recognize and process date-sensitive information on and beyond January 1, 2000. The Company did not experience any significant business or operations disruptions as a result of Year 2000 issues.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-K

                            YEAR ENDED JUNE 30, 2000


Euro Currency Conversion

The Company's Bally Wulff subsidiary uses the German deutschmark as its functional currency. The new Euro currency will replace the deutschmark as well as most other European currencies after a phase in period, which began January 1, 1999. As most of Bally Wulff's transactions are within Germany, the switch to the Euro is not expected to have a material impact on revenues, expenses or income. The Company's products can be brought into Euro compliance by moving a switch inside the wall machine. The cost of the new front glass showing Euro denominations will generally be borne by the customers.

The Company currently has borrowings outstanding on its line of credit facility, a portion of which has a floating rate of interest tied to the Euro deutschmark rate. Upon the full implementation of the Euro, as of January 1, 2002, the interest rate will be tied to this new index. The impact of the change in this index, if any, is not known and can not be quantified at this time.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-K

                            YEAR ENDED JUNE 30, 2000

RESULTS OF OPERATIONS

The following table presents the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") and operating income by business unit (with unusual items presented separately):


                                                 Years ended June 30,
                                                 1998           1999           2000
                                               --------       --------       --------
EBITDA by business unit:
Bally Gaming and Systems                       $ 10,808       $  9,799       $ 12,385
Wall Machines and Amusement Games                18,661         10,150          3,583
Route Operations                                 24,577         24,860         24,503
Casino Operations                                20,781         21,672         25,954
Corporate expenses                              (16,051)       (18,054)       (14,688)
Unusual items                                       325             --         (4,098)
                                               --------       --------       --------
Total EBITDA                                   $ 59,101       $ 48,427       $ 47,639
                                               ========       ========       ========

Operating income (loss) by business unit:
Bally Gaming and Systems                       $  5,238       $  5,779       $  4,523
Wall Machines and Amusement Games                13,094          5,334         (2,193)
Route Operations                                 16,432         14,586         15,162
Casino Operations                                18,736         19,348         23,805
Corporate expenses                              (17,562)       (19,724)       (16,348)
Unusual items                                       325             --         (4,098)
                                               --------       --------       --------
Total Operating Income                         $ 36,263       $ 25,323       $ 20,851
                                               ========       ========       ========

The Company believes that the analysis of EBITDA is a useful, however, this information should not be construed as an alternative to net income (loss) or any other GAAP measure of performance as an indicator of the Company's performance or to GAAP-defined cash flows generated by operating, investing and financing activities as an indicator of cash flows or a measure of liquidity. EBITDA may not be comparable to similarly titled measures reported by other companies.

2000 COMPARED WITH 1999

BALLY GAMING AND SYSTEMS

For the year ended June 30, 2000, Bally Gaming and Systems reported revenues of $135.2 million, an increase of 6% compared to revenues of $127.8 million in the prior year. Bally Gaming and Systems reported shipments of new gaming machines of approximately 8,700 units, an 30% decrease compared to shipments of approximately 12,300 in the prior year. This decrease was a result of declining demand for the Company's core products and delays in bringing new product to market. By market segment, Bally Gaming and Systems unit sales for the current year consisted of approximately 1,370 units to the Nevada and Atlantic City markets, 2,870 units to international markets and 4,460 units to riverboats, Native American and other domestic markets. Systems reported shipments of 35,300 SDS units, a 59% increase compared to 22,300 units in the prior year. This increase was primarily a result of shipments related to new casino openings and to casinos acquired by Harrah's and Park Place Entertainment that previously used competitors' systems. Revenues from recurring revenue sources totaled $27.1 million, an increase of 286% compared to revenues of $7.0 million in the prior year period. Recurring revenues include revenue received from the operation of the wide-area progressive system, fees received from the operation of certain proprietary and niche games and SDS hardware and software maintenance fees.

For the year ended June 30, 2000, gross profit margins remained constant at approximately 46%, which was attributed to the increase in higher margin recurring revenues and SDS sales, offset by lower game sales margins due to low unit volume. Bally Gaming and Systems reported operating income before unusual items of $4.5 million, a decrease of 22% compared to operating income of $5.8 million in the prior year. The decrease in operating income resulted primarily from higher depreciation expenses due to the continued roll out of progressive gaming devices and higher

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-K

                            YEAR ENDED JUNE 30, 2000


provisions for uncollectible receivables. Research and development costs totaled $12.6 million, a decrease of 9% over the prior year.

WALL MACHINES AND AMUSEMENT GAMES

For the year ended June 30, 2000, Wall Machines and Amusement Games reported revenues of $68.9 million, a decrease of 24% compared to revenues of $90.8 million in the prior year. The decrease in revenues resulted primarily from a 18% decrease in the number of new wall machine units sold, a 3% decrease in the selling price of new wall machines, excluding those sold as part of a new single-site progressive jackpot system, and a 9% decrease in leased wall machine and amusement game revenues, due primarily to lower market demand pending the outcome of potential changes to laws regulating wall machines. In addition, due to the potential changes in the laws regulating wall machines, which if passed could have a favorable effect on demand in the future, current demand is soft and will likely remain that way until the outcome of the proposed law changes is known. The currency translation impact of the fluctuation of the German mark versus the U.S. dollar decreased revenues by $7.9 million during the current year.

The Wall Machines and Amusement Games business unit continued its leasing program whereby new wall machines and certain amusement games are leased to customers pursuant to operating leases which provide a stream of revenues and cash flows over the term of the leases which range from six months to three and one half years. As of June 30, 2000, a total of 5,500 machines were deployed in the leasing program compared to 5,000 at June 30, 1999, an increase of 10%.

For the year ended June 30, 2000, gross profit margin decreased to 37% from 41% in the prior year. The gross margin decrease resulted primarily from the unfavorable impact of lower revenues, and increased competition which has led to offering higher values on used machines taken on trade-ins and a lower fixed cost absorption rate as well as lower sales of the higher margin jackpot systems. Wall Machines and Amusement Games reported operating loss before unusual items of ($2.2) million, compared to operating income of $5.3 million in the prior year period.

ROUTE OPERATIONS

For the year ended June 30, 2000, the Route Operations business unit reported total revenues of approximately $202.5 million, an increase of 15% compared to revenues of $175.9 million in the prior year. Revenues from the Nevada route operations increased to approximately $183.2 million or 19% over the prior year. This improvement was attributable to an increase in the average net win per gaming machine per day of 11% to $63.30 from $57.20 in the prior year and a 7% increase in the weighted average number of gaming machines during the current year to 7,800 units as compared to 7,300 units in the prior year. Gamblers' Bonus, a cardless players club and player tracking system continued to have a favorable impact on the net win per day. As of June 30, 2000, the Gamblers' Bonus product was installed in over 3,500 gaming machines at approximately 345 locations statewide or 44% of the installed base of gaming machines. Revenues from route operations in Louisiana totaled $19.2 million, a decrease of 11% compared to the prior year. This decrease was primarily the result of a decline in the net win per gaming machine per day of 4% to $77.50 from $80.50 in the prior year and a 9% decrease in the average number of machines to 680 from 740 in the prior year resulting from the loss of two locations due to parish gaming referendums.

For the year ended June 30, 2000, cost of revenues for Route Operations totaled as a percentage of revenues, increased to 80% from 78% in the prior year. This increase was primarily due to higher space lease and participation costs for the Nevada route operations. Cost of route revenues for Route Operations includes rents under both space lease and revenue sharing arrangements, gaming taxes and direct labor including payroll taxes and benefits.

For the fiscal year ended June 30, 2000, the Route Operations business unit reported operating income of $15.2 million, an increase of 4% compared to operating income of $14.6 million in the prior year. The increase in operating income resulted from the aforementioned increase in revenues, offset by an increase in selling, general, and administrative expenses as a percentage of revenues, principally marketing and promotion costs at the Nevada route operations, and a higher provision for doubtful receivables for the Nevada route operations.

CASINO OPERATIONS

For the year ended June 30, 2000, the Casino Operations business unit reported revenues of $71.5 million, an increase of 12% compared to revenues of $63.7 million in the prior year. This improvement is due to a 9% increase in revenues

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-K

                            YEAR ENDED JUNE 30, 2000

at the Rainbow Casino and a 22% increase in revenues at the Rail City Casino. The improvement at the Rainbow Casino was attributable to a 16% increase in the average number of gaming machines, offset by a 7% decrease in the net win per day to $148, both of which are a result of the casino expansion completed during the current fiscal year. The revenue improvement at the Rail City Casino was attributable to an increase in the average gaming machine net win per day of 20% to $78 from $65 in the prior year and a 7% increase in the average number of gaming machines.

For the year ended June 30, 2000, the cost of revenues for Casino Operations as a percentage of revenues, improved to 39% compared to 42% for the prior year. This improvement was a result of the increase in revenues which were achieved without incremental increases in certain operating costs. Cost of casino revenues includes cost of goods sold, gaming taxes, rent and direct labor including payroll taxes and benefits.

UNUSUAL ITEMS

During the year ended June 30, 2000, the Company recorded the following unusual items:

- Restructuring and related charges totaling $8.1 million. The restructuring and related costs were incurred pursuant to a plan adopted by the Company for staff reductions at the Bally Gaming and Systems, Wall Machine and Amusement Games, and at its corporate office. Included in the restructuring costs described above is a $1.9 million charge for a valuation reserve for certain inventory for the Australian market, which is included in the cost of gaming equipment and systems in the Consolidated Statement of Operations.

- Gains from the sale of certain gaming management and development rights totaling $4.0 million.

There were no items classified as unusual in the fiscal year ended June 30, 1999.

CONSOLIDATED

Total revenues for the year ended June 30, 2000 were approximately $478.1 million, an increase of 4% compared to revenues of $458.2 million in the prior year. Each of the Company's business units reported year over year growth in revenues, except for its Wall Machines and Amusement Games business unit. Cost of revenues as a percentage of total revenues increased slightly to 64% from 63% in the prior year period.

Selling, general and administrative expenses for the year ended June 30, 2000 were approximately $105.2 million, an increase of 1% compared to costs of $104.1 million in the prior year. This increase was due to the increases in expenses at all of the business units, except Wall Machine and Amusement Games and Corporate Administrative costs.

Research and development costs for the year ended June 30, 2000 were approximately $15.3 million, a decrease of 11% compared to costs of $17.2 million in the prior year, which is discussed above.

Depreciation and amortization for the year ended June 30, 2000 were approximately $26.8 million, a 16% increase compared to $23.1 million in the prior fiscal year. In the prior year the Company incurred higher levels of research and development costs related to the launch of the wide-area progressive system.

INTEREST INCOME AND EXPENSE AND INCOME TAXES

Net interest expense in the year ended June 30, 2000, increased to $33.7 million, an increase of 9% compared to the net interest expense of $30.8 million in the prior year. The increase is due primarily to fees totaling $1.0 million associated with amendments to the bank credit agreement, coupled with a higher average amount of debt in the current year and higher interest rates.

The Company recorded an income tax provision of $1.0 million in the year ended June 30, 2000, compared to a provision of $0.8 million in the prior year. The current year provision is due primarily to establishing additional reserves for open tax years currently under audit in Germany, and domestic state income taxes. At June 30, 2000, the Company had net operating loss carry forwards for federal income tax purposes of approximately $75 million which are available to offset future federal taxable income, if any, expiring in the years 2007 through 2020. At June 30, 2000 the Company had foreign tax credit carry forwards of approximately $7.5 million and alternative minimum tax credit

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-K

                            YEAR ENDED JUNE 30, 2000

(AMT) carry forwards of approximately $1.3 million. Foreign tax credits have expiration dates ranging from 2001 to 2005 unless utilized prior to such time. AMT credits are available to be carried forward indefinitely and may be utilized against regular U.S. corporate tax to the extent it does not exceed computed AMT calculations. In addition, approximately $2.0 million of the net operating loss carryforwards cannot be utilized until fiscal year 2001, pursuant to Section 382 of the Internal Revenue Code.

1999 COMPARED WITH 1998

BALLY GAMING AND SYSTEMS

For the year ended June 30, 1999, Bally Gaming and Systems reported revenues of $127.8 million, an increase of 17% compared to revenues of $109.6 million in the fiscal year ended June 30, 1998. Bally Gaming and Systems reported shipments of new gaming machines of approximately 12,300 units, an 8% decrease compared to shipments of approximately 13,400 in the prior year. By market segment, Bally Gaming and Systems unit sales for the current year consisted of approximately 2,700 units to the Nevada and Atlantic City markets, 7,300 units to international markets and 2,300 units to riverboats, Native American and other domestic markets. Systems shipments totaled 22,300 SDS units, compared to 23,900 in the prior year. This decrease was primarily a result of the timing of shipments related to new casino openings and to casinos acquired by Harrah's and Park Place Entertainment that previously used competitors' systems. Revenues from recurring revenue sources were $7.0 million, an increase of 82% compared to revenues of $3.8 million in the prior year period, which resulted from the launch of the wide-are progressive system and increases in the installed base of proprietary and niche games.

For the year ended June 30, 1999, gross profit margins improved to 45% from 44% in the prior year period. The improvement was due primarily to a change in product mix to higher margin gaming machines, an increase in higher margin SDS unit revenues and higher revenues from machines that provide recurring revenues, partially offset by an increase in the provision for inventory obsolescence in the current year. Bally Gaming and Systems reported operating income of $5.8 million, an increase of 10% compared to operating income of $5.2 million in the prior year. The increase in operating income resulted primarily from higher revenues and improved margins and a decrease in depreciation as certain intangible assets related to the acquisition of Bally Gaming International, Inc. were fully amortized in the prior year, partially offset by higher selling, general and administrative expenses, primarily higher marketing costs related to new product launches and the implementation of a product management organization focus, an increase in the provision for doubtful receivables, and an increase in research and development costs. Research and development costs totaled $13.9 million, an increase of 10% over the prior year, resulting from the Company's ongoing efforts to expand its new and existing product offerings.

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

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-K

                            YEAR ENDED JUNE 30, 2000


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

For the year ended June 30, 1999, cost of revenues for Route Operations as a percentage of revenues, increased to 78% from 77% in the prior year. Cost of revenues for the Nevada route operations increased, as a percent of related revenues, increased to 80% from 79% in the prior year. The increase was due primarily to lower margins on new and renewed locations (due to competitive pressures), an increase in rental and participation payments on gaming machines and higher direct payroll costs. Costs of revenues for route operations in Louisiana increased, as a percent of related revenues, to 66% from 64% in the prior year. The increase was due primarily to an increase in direct costs, principally health insurance costs.

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

For the year ended June 30, 1999, the cost of revenues for Casino Operations as a percentage of revenues, improved to 42% compared to 43% for the prior year.

UNUSUAL ITEMS

There were no items classified as unusual in the fiscal year ended June 30, 1999. During the year ended June 30, 1998, the Company recorded the following unusual items:

- The Company settled a dispute with Alpha Hospitality and General Electric Credit Corporation concerning certain customer notes receivable on which the Company had certain recourse obligations. The Company contributed $2.5 million to the final settlement with the holder of the notes, and reversed $6.0 million of reserves previously established for these recourse obligations. In addition, as part of the settlement the Company became the owner of approximately 566,000 shares of Alpha Hospitality common stock, which trades

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-K

                            YEAR ENDED JUNE 30, 2000

        on the NASDAQ Small Cap market. Pursuant to the limitations provided for in the settlement agreement, the Company subsequently sold these shares.

- As a result of settling a dispute over the exclusive use of certain technologies and changes in gaming regulations, the Company evaluated the cash flow of certain of its technology assets, in accordance with the provisions of the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," and determined certain items met the definition of having become impaired. During the year ended June 30, 1998 the Company recorded write-downs totaling $2.8 million for these items.

- The Company accrued $0.7 million for the present value of contractual payments due to a former member of the board of directors who was not re-elected to the board at the December 1997 annual shareholders meeting.

- The Company accrued $0.6 million as restructuring charges for Bally Gaming and Systems.

- The Company recorded a $1.6 million charge for final settlement of litigation related to the acquisition of BGII.

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

Depreciation and amortization for the year ended June 30, 1999, were approximately $23.1 million, a slight increase of 1% compared to depreciation and amortization of $22.8 million in the prior fiscal year. This increase was due primarily to an increase in amortization of deferred financing costs and an increase in depreciation at the Route Operations and Casino Operations business units, mostly offset by a decrease in depreciation at the Bally Gaming and Systems and Wall Machines and Amusement Games business units.

INTEREST INCOME AND EXPENSE AND INCOME TAXES

Net interest expense in the year ended June 30, 1999, increased to $30.8 million, an increase of 11% compared to the net interest expense of $27.8 million in the prior year. The increase is due primarily to a fee associated with amending the bank credit agreement, coupled with a higher average amount of debt in the current year, partially offset by lower interest rates.

The Company recorded an income tax provision of $0.8 million in the year ended June 30, 1999, compared to a provision of $3.2 million in the prior year. The current year provision is due primarily to establishing a valuation allowance against deferred tax assets for the Wall Machine and Amusement business unit and domestic state income taxes.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-K

                            YEAR ENDED JUNE 30, 2000

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

HIGH LEVERAGE; ABILITY TO SERVICE DEBT, LIQUIDITY

The Company has a substantial amount of indebtedness. As of June 30, 2000 the aggregate outstanding principal amount of the Company's long-term indebtedness including current maturities was $345.1 million. The Company also has available to it up to $17.6 million in unborrowed capacity under the Revolving Credit Facility. The Company had a net capital deficiency at June 30, 2000 of $50.8 million.

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

Due to the low amount of consolidated EBITDA and increased borrowings under the credit facility, the Company did not meet the financial covenants in the bank credit facility at both December 31, 1998 and March 31, 2000. The Company and the banks amended the current and future financial maintenance covenants in the bank credit facility effective December 31, 1998 and again at March 31, 2000. Consent fees paid to the bank group totaled $0.5 million and $1.0 million in the fiscal years ended June 30, 1999 and 2000, respectively. The Company is in compliance with such amended covenants, but no assurance can be given that the Company will continue to meet the amended covenants in the future.

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

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-K

                            YEAR ENDED JUNE 30, 2000

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

OPERATING HISTORY--RECENT LOSSES

The Company incurred net losses of $8.8 million for the fiscal year ended June 30, 1999 and $15.0 million for the year ended June 30, 2000, including certain unusual charges. There can be no assurance that the Company will be profitable, and that it will not incur unusual or non-recurring charges, in the future.

COMPETITION

Bally Gaming and Systems. The market for gaming machines is extremely competitive, and there are a number of established, well-financed and well-known companies producing machines that compete with each of Bally Gaming and Systems product lines in each of Bally Gaming and Systems markets. The domestic market for gaming machines is dominated by a single competitor, International Game Technology ("IGT"), with a number of smaller competitors in the field. In addition, certain technology-oriented companies have recently entered or may enter the gaming machine market. Management believes that some of these competitors have greater capital resources than the Company. Competition among gaming machine manufacturers, particularly with respect to sales of gaming machines to new and emerging markets, is based on competitive customer pricing and financing terms, appeal to the player, product quality, and having an extensive distribution and sales network. Sales to established casinos in Nevada normally require completion of a successful trial period for the machines in the casino.

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

Wall Machines and Amusements Games. Germany's wall machine manufacturing industry is dominated by Bally Wulff and two of its competitors. Management believes these three entities collectively account for more than 90% of the entire market for wall machines, which exists almost exclusively in Germany. Bally Wulff's two major competitors have greater resources than the Company and own and operate a significant number of arcades, which gives them a competitive advantage arising from a built-in market for their games and the ability to test market new games in their own arcades. In addition, wall machines compete for floor space in arcades with non-payout entertainment machines, which have gathered an increasing amount of the space in arcades. These machines are not subject to the strict German licensing requirements governing wall machines. Bally Wulff has not fully participated in the non-payout entertainment machine market.

The wall machine industry is subject to a number of regulations which are currently being reviewed by the German legislature. The outcome of this review and whether it will be favorable or unfavorable to Bally Wulff cannot be predicted at this time. The potential for changes in these regulations is currently having a negative demand on the market.

Route Operations. The competition for obtaining and renewing route contracts in Nevada is high and continues to intensify. Such competition has, over time, reduced the Company's gross profit margins for such operations. In addition, such competition has required the Company to provide financial incentives to retain or obtain certain route locations. Such incentives include long-term lease commitments, guarantees of leases in favor of owners of local establishments, substantial promotional allowances and advance deposits, payments of lease rentals in advance, payment of one-time fees for the right to operate gaming locations and loans for buildings and tenant-improvement

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-K

                            YEAR ENDED JUNE 30, 2000

costs. Notwithstanding the Company's business strategy of emphasizing profitability rather than market share, the future success of the Company's Route Operations will continue to be dependent to some extent on its ability and willingness to provide such financial inducements. Although the Company has historically generated sufficient new route contracts to offset the loss of old route contracts, due to increased competition, the increased sophistication and bargaining power of customers and possibly other factors not yet known, there can be no assurance that the Company will be able to obtain new route contracts or renew or extend its route contracts upon their expiration or termination, or that, if renewed or extended, the terms will be as favorable to the Company. In Louisiana, the Company's Route Operations at the racetrack and OTBs compete with various truck stops and locations with liquor licenses throughout the New Orleans area, as well as riverboat gaming and one land-based casino which re-opened in New Orleans in October 1999.

Casino Operations. The operation of casinos is also a highly competitive business. The principal competitive factors in the industry include the quality and location of the facility, the nature and quality of the amenities and customer services offered and the implementation and success of marketing programs. In Sparks, Nevada, the principal competition for the Company's operations comes from larger casinos focusing on the local market. The Company's Rainbow Casino in Vicksburg, Mississippi faces intense direct competition from other gaming facilities serving the Vicksburg market. Competition from casinos in nearby locations may also be reducing the market from which Vicksburg casinos draw most of their patrons. Moreover, additional potential gaming sites remain in and around Vicksburg and Sparks; some of these sites may be closer to larger population centers and, if developed, might enjoy a competitive advantage over the Company's casinos. Lady Luck Gaming Corporation owns a site in Vicksburg and may develop a project that would include a dockside casino, hotel and related amenities. Previously, Horseshoe Gaming, LLC had announced a casino hotel and auto racing complex on the Big Black River between Vicksburg and Jackson, Mississippi. The legality of that site for gaming is currently in litigation. At this time management does not know which, if any, of these sites will be developed. Both of these projects will be contingent on several factors including regulatory approval and financing.

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

Bally Gaming and Systems has recently deployed new products that are placed in casinos and earn recurring revenues and cash flows. The amount of revenues earned is dependent on the earning power of the game. The games will likely have a shorter life than more traditional games, and the Company will have to continue to design and deploy successful games to maintain this stream of revenue. There can be no assurance that the games recently deployed will be successful or that the Company will be able to design and deploy new recurring revenue games.

SALES TO NON-TRADITIONAL GAMING MARKETS

The continued growth of the non-traditional markets outside of Nevada and Atlantic City for electronic gaming machines is contingent on the public's acceptance of these markets and an ongoing regulatory approval process by federal, state and local governmental authorities. The Company cannot predict which new jurisdictions or markets, if any, will approve the operation of electronic gaming machines, the timing of any such approval or the level of the

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-K

                            YEAR ENDED JUNE 30, 2000

Company's participation in any such markets, or jurisdictions currently permitting gaming will continue to do so in the future.

Management believes that customer financing terms and leasing have become an increasingly important competitive factor for the Bally Gaming and Systems and Wall Machine and Amusement Games business units. Competitive conditions sometimes require Bally Gaming and Systems to grant extended payment terms on gaming machines, systems and other gaming equipment, especially for sales in emerging markets. While these financings are normally collateralized by such equipment, the resale value of the collateral in the event of default may be less than the amount financed. Accordingly, the Company has greater exposure to the financial condition of its customers in emerging markets than had historically been the case in established markets like Nevada and Atlantic City. Bally Wulff provides customer financing for approximately 20% of its sales and also provides lease financing to its customers. Lease terms are generally for six months, but are also available for terms up to 43 months.

FOREIGN OPERATIONS

The Company's business in foreign markets is subject to the risks customarily associated with such activities. These risks include fluctuations in foreign currency exchange rates and controls, expropriation, nationalization and other economic, tax and regulatory policies of local governments as well as the laws and policies of the United States affecting foreign trade and investment. As of June 30, 2000, Bally Gaming and Systems has $26.4 million of receivables from countries outside of the United States most of which are denominated in U.S. dollars. The Company does not generally enter into foreign exchange contracts to hedge its exposure to foreign exchange rate fluctuations.

DEPENDENCE ON KEY PERSONNEL

The success of the Company will be dependent, to a significant extent, on the continued services of a relatively small group of executive personnel. The loss or unavailability of one or more of such executive officers or the inability to attract or retain key employees in the future could have an adverse effect on the Company's operations.

STRICT REGULATION BY GAMING AUTHORITIES

The manufacture and distribution of gaming machines and the conduct of gaming operations are subject to extensive federal, state, local and foreign regulation by various gaming authorities (each, a "Gaming Authority"). Although the laws and regulations of the various jurisdictions in which the Company operates vary in their technical requirements and are subject to amendment from time to time, virtually all these jurisdictions require licenses, permits, documentation of the qualification, including evidence of integrity and financial stability, and other forms of approval for companies engaged in gaming operations and the manufacture and distribution of gaming machines as well as for the officers, directors, major stockholders and key personnel of such companies. The Company and its key personnel have obtained, or applied for, all government licenses, registrations, findings of suitability, permits and approvals necessary for the manufacture and distribution, and operation where permitted, of its gaming machines in the jurisdictions in which it currently does business. However, there can be no assurance that such licenses, registrations, findings of suitability, permits or approvals will be given or renewed in the future or that the Company will obtain the licenses necessary to operate in emerging markets.

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

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-K

                            YEAR ENDED JUNE 30, 2000

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

GAMING TAXES AND VALUE ADDED TAXES

Gaming operators are typically subject to significant taxes and fees in addition to corporate and state income taxes, and such taxes and fees are subject to increase at any time. Any material increase in these taxes or fees, which could occur prospectively or retroactively, would adversely affect the Company. Sales of Bally Wulff's products in Germany are generally subject to value added taxes ("V.A.T."). During fiscal 2000, Bally Wulff increased the amount of tax reserves by $0.5 million (to a total reserve of $0.8 million) as a result of developments in ongoing quadrennial audits of Wulff's tax returns for the years 1992 through 1995. The German tax authorities have proposed preliminary adjustments of $0.3 million, which has been accrued. The German tax authorities have not yet issued the final assessment from their quadrennial audits.

The Company pays and expects to continue to pay substantial taxes and fees in Nevada, Louisiana and Mississippi and expects to pay substantial taxes and fees in any other jurisdiction in which it conducts gaming operations. There can be no assurance as to future changes in taxation on gaming operations.

CHANGE OF CONTROL

Upon the occurrence of a Change of Control (as defined), each holder of the Senior Subordinated Notes may require the Company to repurchase the Senior Subordinated Notes held by such holder at 101% of the principal amount thereof, plus accrued interest to the date of repurchase. The bank credit facility prohibits the Company from purchasing any Senior Subordinated Notes, and provides that the occurrence of certain change of control events with respect to the Company would constitute a default thereunder. In the event of a change of control, the Company must offer to repay all borrowings under the bank credit facility or obtain the consent of its lenders under the credit agreement to the purchase of Senior Subordinated Notes. If the Company does not obtain such a consent or repay such borrowings, the Company will remain prohibited from purchasing Senior Subordinated Notes. In such case, the Company's failure to repurchase tendered Senior Subordinated Notes would constitute a default under the indenture, which, in turn, would constitute a default under the credit facility. There can be no assurance that the Company will have the financial ability to purchase the Senior Subordinated Notes on the occurrence of a change of control. There can be no assurance that the Company will be able to comply with all of its obligations under the new credit facility, the indenture, and its other indebtedness on the occurrence of a change of control.

CURRENCY RATE FLUCTUATIONS

The Company derives revenues from its non-U.S. subsidiaries, all of which revenues are denominated in their local currencies, and their results are affected by changes in the relative values of non-U.S. currencies and the U.S. dollar. Most of the currencies in countries in which the Company has foreign operations weakened versus the U.S. dollar in 1999 and 2000, which resulted in assets and liabilities denominated in local currencies being translated into fewer dollars. The Company does not currently utilize hedging instruments.

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

The Company has performed a sensitivity analysis of its financial instruments, which consist of the Company's cash and cash equivalents and debt. The Company has no derivative financial instruments. In performing the sensitivity

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-K

                            YEAR ENDED JUNE 30, 2000

analysis, the Company defines risk of loss as the hypothetical impact on earnings, of changes in the market interest rates or currency exchange rates.

The results of the sensitivity analysis at June 30, 2000, are as follows:

Interest Rate Risk:

The Company had total debt as of June 30, 2000 of $345.1 million, of which $132.2 million of borrowings under the Term Loan Facilities and $40.0 million of borrowings on the Revolving Credit Facility are at a floating rate based on LIBOR and $22.4 million of German borrowings on revolving credit facilities are at a floating rate based on the Eurodeutschmark borrowing rate. If the LIBOR and Eurodeutschmark rates were each to increase or decrease by 100 basis points, with all other factors remaining constant, earnings would decrease or increase by approximately $2.0 million on a pre-tax basis, all other factors remaining constant.

Foreign Currency Exchange Rate Risk:

The Company has subsidiaries with the following functional currencies: German Deutschemark, Australian Dollar and South African Rand, although the only subsidiaries currently with material amounts of assets, liabilities and revenues are in Germany. If the German deutschemark declined 10% against the U.S. dollar, there would be a corresponding decrease in earnings reported in the consolidated group, of approximately $0.6 million. Such a change in the German deutschemark would result in an immaterial transaction loss, but would result in a charge to accumulated other comprehensive loss, which is a component of stockholder's equity, of approximately $4.7 million, all other factors remaining constant.

ESTIMATES

The Company's financial statements are prepared using estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results may differ from these estimates either favorably or unfavorably, which may impact future results.

ITEM 7A.   QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7 of this Report- "Risk Factors- Currency Rate Fluctuations and Market Risks."

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements, including the notes thereto, and supplementary financial information are listed in Part IV, Item 14, of this Report and are included after the signature page beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective June 1, 2000, Alliance Gaming Corporation (the "Company") dismissed KPMG LLP ("KPMG"). The decision to change accountants was approved by the Audit Committee and the Board of Directors of the Company.

The reports of KPMG on the Company's consolidated balance sheets as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1999, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

There were no disagreements between the Company and KPMG as to any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports on the financial statements for such periods within the meaning of Item 304 (a)(1)(iv) of Regulation S-K.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-K

                            YEAR ENDED JUNE 30, 2000

Effective June 1, 2000, the Company engaged the firm of Arthur Andersen LLP as independent public accountants for the Company's fiscal year ending June 30, 2000 to replace KPMG. The Company's Board of Directors approved the selection of Arthur Andersen LLP as independent accountants upon the recommendation of the Company's Audit Committee.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year covered by this report.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year covered by this report.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year covered by this report.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year covered by this report.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-K

                            YEAR ENDED JUNE 30, 2000

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)        Documents filed as part of this report:                                                                     PAGE
                                                                                                                       ----

1.         Financial Statements:

           Reports of Independent Public Accountants                                                                   F-1 - F-2

           Consolidated Balance Sheets as of June 30, 1999 and 2000                                                    F-3

           Consolidated Statements of Operations for the Years Ended June 30, 1998, 1999 and 2000                      F-4

           Consolidated Statements of Stockholders' Equity (Deficiency) for the Years Ended June 30,
           1998, 1999 and 2000                                                                                         F-5

           Consolidated Statements of Cash Flows for the Years Ended June 30, 1998, 1999 and 2000                      F-6

           Notes to Consolidated Financial Statements                                                                  F-7

2.         Consolidated Supplemental Schedules:

           Not applicable.

3.         Exhibits:


EXHIBIT
NUMBER          DESCRIPTION
------          -----------

[S]        [C]

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

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-K

                            YEAR ENDED JUNE 30, 2000

EXHIBIT
NUMBER               DESCRIPTION
------               -----------

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

4.5        Third Amendment and Consent among Alliance Gaming Corporation, Bally
           Wulff Vertriebs GmbH, Bally Wulff Automaten GmbH and various lenders, and Credit Suisse First Boston as administrative agent dated October
           28, 1999 (omits certain information that has been filed separately with the Commission, and is incorporated herein by reference to the Company's Form 10Q dated September 30, 1999).

4.6        Fourth Amendment and Consent among Alliance Gaming Corporation, Bally
           Wulff Vertriebs GmbH, Bally Wulff Automaten GmbH and various lenders, and Credit Suisse First Boston as administrative agent dated December
           16, 1999 (incorporated herein by reference to the Company's Form 10Q dated December 31, 1999).

4.7        Fifth Amendment and Consent among Alliance Gaming Corporation, Bally
           Wulff Vertriebs GmbH, Bally Wulff Automaten GmbH and various lenders, and Credit Suisse First Boston as administrative agent dated April
           24, 2000 (incorporated herein by reference to the Company's Form 10Q dated March 31, 2000).

4.8        Sixth Amendment and Consent among Alliance Gaming Corporation, Bally
           Wulff Vertriebs GmbH, Bally Wulff Automaten GmbH and various lenders, and Credit Suisse First Boston as administrative agent dated May 4,
           2000 (incorporated herein by reference to the Company's Form 10Q dated March 31, 2000).

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

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-K

                            YEAR ENDED JUNE 30, 2000


EXHIBIT
NUMBER               DESCRIPTION
------               -----------

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

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-K

                            YEAR ENDED JUNE 30, 2000

EXHIBIT
NUMBER               DESCRIPTION
------               -----------

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


EXHIBIT
NUMBER               DESCRIPTION
------               -----------
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

10.80       Amended and Restated Employment Agreement, effective November 4,
            1999, between the Company and Robert L. Miodunski. (incorporated by reference to the Company's quarterly report on Form 10-Q for September 30, 1999).

10.81       Amendment to Employment Agreement between the Company and Anthony L.
            DiCesare, effective January 4, 2000, (incorporated by reference to the Company's quarterly report on Form 10-Q for March 31, 2000).

10.82       Amendment to Employment Agreement between the Company and Joel
            Kirschbaum, effective January 4, 2000, (incorporated by reference to the Company's quarterly report on Form 10-Q for March 31, 2000).

10.83       Amendment #2 to the Agreement between the Company and Kirkland
            Investment Corporation effective January 4, 2000, (incorporated by reference to the Company's quarterly report on Form 10-Q for March
            31, 2000).

10.84       Purchase Agreement dated as of August 11, 2000 among UC Acquisition
            Company of Nevada, LLC, Alliance Gaming Corporation, and APT Games,
            Inc. with respect to United Coin Machine Co.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-K

                            YEAR ENDED JUNE 30, 2000

EXHIBIT
NUMBER               DESCRIPTION
------               -----------

21         Subsidiaries of the Registrant.

23.1       Consent of Arthur Andersen, LLP

23.2       Consent of KPMG LLP

27.1       Financial Data Schedule

*          Management contract or compensatory plan or arrangement.

(b)        Reports on Form 8-K:

           On June 6, 2000, the Company filed a report on Form 8-K, reporting that the Company had dismissed KPMG LLP as the Company's independent accountants, and that the Board of Directors had engaged Arthur
           Andersen LLP.

(c)        See Item 14(a)(3) above.

(d)        See Item 14(a)(2) above.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-K

                            YEAR ENDED JUNE 30, 2000


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE GAMING CORPORATION                  DATED:   September  27, 2000


By         /s/ Robert L. Miodunski
  -------------------------------------------
           Robert L. Miodunski,
           Director, President and Chief
           Operating Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 Name                                          Title                                              Date
 ----                                          -----                                              ----
/s/ Robert L. Miodunski                        Director, President and Chief Operating            September  27, 2000
----------------------------------             Officer (Principal Executive Officer)
Robert L. Miodunski


/s/ Robert L. Saxton                           Sr. Vice President, Secretary, Treasurer           September  27, 2000
----------------------------------             and Chief Financial Officer (Principal
Robert L. Saxton                               Financial and Accounting Officer)



/s/ Jacques Andre                              Director                                           September  27, 2000
----------------------------------
Jacques Andre


/s/ Anthony DiCesare                           Director                                           September  27, 2000
----------------------------------
Anthony DiCesare


/s/ Joel Kirschbaum                            Director                                           September  27, 2000
----------------------------------
Joel Kirschbaum


/s/ David Robbins                              Director and Chairman of the Board                 September  27, 2000
----------------------------------
David Robbins

                                               Director
----------------------------------
Morton Topfer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders of
Alliance Gaming Corporation:

We have audited the accompanying consolidated balance sheet of Alliance Gaming Corporation and Subsidiaries as of June 30, 2000 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Gaming Corporation and Subsidiaries as of June 30, 2000, and the results of their operations and their cash flows for the year ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.




                                              Arthur Andersen LLP





Las Vegas, Nevada
August 16, 2000

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Alliance Gaming Corporation:

We have audited the accompanying consolidated balance sheet of Alliance Gaming Corporation and Subsidiaries as of June 30, 1999 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the years in the two-year period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Gaming Corporation and Subsidiaries as of June 30, 1999, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 1999, in conformity with accounting principles generally accepted in the United States.




                                                        KPMG LLP





Phoenix, Arizona
August 11, 1999

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         (In 000's except share amounts)

                                     ASSETS


                                                                                              June 30,        June 30,
                                                                                                1999            2000
                                                                                             ---------       ---------
Current assets:
   Cash and cash equivalents                                                                 $  16,930       $  32,044
    Short-term investments                                                                          --           2,000
   Accounts and notes receivable, net of allowance for doubtful accounts
       of $12,705 and $19,255                                                                   92,665          82,444
   Inventories, net of reserves of $7,077 and $6,660                                            46,138          32,019
   Other current assets                                                                         11,423          11,198
                                                                                             ---------       ---------
           Total current assets                                                                167,156         159,705
                                                                                             ---------       ---------

Long-term notes receivable, net of allowance for doubtful accounts
    of  $991 and $954                                                                            5,782           4,043
Leased gaming equipment, net of accumulated depreciation of $5,111 and $10,713                  10,981          16,959
Property, plant and equipment, net of accumulated depreciation and amortization
   of $51,686 and $60,028                                                                       74,159          76,823
Excess of costs over net assets of acquired businesses,
     net of accumulated amortization of $4,604 and $5,946                                       57,593          54,994
Intangible assets, net of accumulated amortization of $18,351 and $20,609                       26,854          21,850
Deferred tax assets, net of valuation allowance                                                  8,982          12,174
Other assets, net of reserves of $3,468 and $1,813                                               4,800           4,739
                                                                                             ---------       ---------
                                                                                             $ 356,307       $ 351,287
                                                                                             =========       =========

                                               LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable                                                                          $  17,372       $  10,367
   Accrued liabilities                                                                          39,196          32,323
   Current maturities of long term debt                                                          1,927           1,036
                                                                                             ---------       ---------
           Total current liabilities                                                            58,495          43,726
                                                                                             ---------       ---------
Long term debt, net                                                                            316,779         344,023
Other liabilities                                                                                9,458          12,972
                                                                                             ---------       ---------
           Total liabilities                                                                   384,732         400,721
                                                                                             ---------       ---------

Minority interest                                                                                1,983           1,361

Commitments and contingencies
Stockholders' deficiency:
   Special Stock, 10,000,000 shares authorized:
       Series E, $100 liquidation value; 153,802 shares and 46,242 shares
      issued and outstanding                                                                    15,380           4,624
   Common Stock, $.10 par value; 50,000,000 shares authorized,
      9,791,000 and 10,335,000 shares issued                                                       979           1,034
   Treasury stock, at cost, 85,300 shares and 83,000 shares                                       (522)           (508)
   Additional paid-in capital                                                                  129,991         141,130
   Accumulated other comprehensive losses                                                      (15,986)        (21,790)
   Accumulated deficit                                                                        (160,250)       (175,285)
                                                                                             ---------       ---------
           Total stockholders' deficiency                                                      (30,408)        (50,795)
                                                                                             ---------       ---------
                                                                                             $ 356,307       $ 351,287
                                                                                             =========       =========


          See accompanying notes to consolidated financial statements.

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In 000's, except per share amounts)


                                                                              Years Ended June 30,
                                                                  -----------------------------------------
                                                                     1998            1999            2000
                                                                  ---------       ---------       ---------
Revenues:
    Gaming equipment and systems                                  $ 109,597       $ 127,810       $ 135,180
    Wall machines and amusement games                                98,611          90,834          68,952
    Route operations                                                148,507         175,854         202,480
    Casino operations                                                60,657          63,682          71,468
                                                                  ---------       ---------       ---------
                                                                    417,372         458,180         478,080
                                                                  ---------       ---------       ---------
Costs and expenses:
   Cost of gaming equipment and systems                              61,684          69,721          75,508
   Cost of wall machines and amusement games                         54,241          54,035          43,301
   Cost of route operations                                         114,645         137,692         161,062
   Cost of casino operations                                         25,930          27,011          27,933
   Selling, general and administrative                               86,318         104,104         105,155
   Research and development costs                                    15,778          17,190          15,318
   Depreciation and amortization                                     22,838          23,104          26,788
   Unusual items                                                       (325)             --           2,164
                                                                  ---------       ---------       ---------
                                                                    381,109         432,857         457,229
                                                                  ---------       ---------       ---------

Operating income                                                     36,263          25,323          20,851

Other income (expense):
    Interest income                                                     813             549             465
    Interest expense                                                (28,600)        (31,385)        (34,119)
    Rainbow royalty                                                    (587)             --              --
    Rainbow royalty buyout                                          (19,000)             --              --
    Minority interest                                                (2,002)         (2,053)         (2,155)
    Other, net                                                        1,025            (431)            924
                                                                  ---------       ---------       ---------

Loss before income taxes                                            (12,088)         (7,997)        (14,034)
Income tax provision                                                 (3,185)           (830)         (1,001)
                                                                  ---------       ---------       ---------

Net loss before extraordinary item                                  (15,273)         (8,827)        (15,035)
Extraordinary loss, without tax benefit                             (42,033)             --              --
                                                                  ---------       ---------       ---------
Net loss                                                            (57,306)         (8,827)        (15,035)

Special Stock dividends                                              (3,551)         (1,697)             --
Premium on repurchase/redemption of Series B Special Stock          (16,553)             --              --
                                                                  ---------       ---------       ---------
Net loss applicable to common shares                              $ (77,410)      $ (10,524)      $ (15,035)
                                                                  =========       =========       =========

Basic and diluted loss per share:
   Loss before extraordinary item                                 $   (3.87)      $   (1.09)      $   (1.47)
   Extraordinary loss                                                 (4.60)             --              --
                                                                  ---------       ---------       ---------
      Net loss                                                    $   (8.47)      $   (1.09)      $   (1.47)
                                                                  =========       =========       =========


Basic and diluted weighted average common shares outstanding          9,142           9,665          10,221
                                                                  =========       =========       =========



          See accompanying notes to consolidated financial statements.

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                   (In 000's)


                                                                                                                         Total
                                                                                              Accumulated                Stock-
                                         Common Stock                              Additional    Other                   holders'
                                       -----------------     Series E    Treasury   Paid-in   Comprehensive  Accum.      Equity
                                       Shares    Dollars   Special Stock   Stock    Capital      Income      Deficit  (Deficiency)
                                       ------    -------   -------------   -----    -------      ------      -------   -----------
Balances at June 30, 1997               31,852     $3,185     $12,368      $--     $138,590    $(11,719)    $(88,869)    $53,555

Net loss                                    --         --          --       --           --          --      (57,306)    (57,306)
Shares issued upon exercise of
   options                                 250         25          --       --          830          --           --         855
Special Stock dividends                     --         --       1,479       --           --          --       (3,551)     (2,072)
Conversion of Series E Special
   Stock to common stock                    20          2        (115)      --          113          --           --          --
Special Stock redemption premium            --         --          --       --      (16,553)         --           --     (16,553)
Foreign currency translation
   adjustment                               --         --          --       --           --      (2,227)          --      (2,227)
                                       -------    -------    --------    -----    ---------    --------    ---------    --------

Balances at June 30, 1998               32,122      3,212      13,732       --      122,980     (13,946)    (149,726)    (23,748)

Net loss                                    --         --          --       --           --          --       (8,827)     (8,827)
1-for-3.5 reverse common stock
   split                               (22,916)    (2,291)         --       --        2,291          --           --          --
Shares issued upon exercise of
   options and warrants                    585         58          --       --        4,720          --           --       4,778
Special Stock dividends                     --         --       1,648       --           --          --       (1,697)        (49)
Repurchases of common stock for
  treasury                                  --         --          --     (522)          --          --           --        (522)
Foreign currency translation
  adjustment                                --         --          --       --           --      (2,040)          --      (2,040)
                                       -------    -------    --------    -----    ---------    --------    ---------    --------

Balances at June 30, 1999                9,791        979      15,380     (522)     129,991     (15,986)    (160,250)    (30,408)
                                       -------    -------    --------    -----    ---------    --------    ---------    --------

Net loss                                    --         --          --       --           --          --      (15,035)    (15,035)
Treasure shares issued upon exercise
  of options                                --         --          --       14           (4)         --           --          10
Issuance of Special Stock                   --         --         442       --           --          --           --         442
Shares issued upon conversion of
  Special Stock                            544         55     (11,198)      --       11,143          --           --          --
Foreign currency translation
  adjustment                                --         --          --       --           --      (5,804)          --      (5,804)
                                       -------    -------    --------    -----    ---------    --------    ---------    --------

Balances at June 30, 2000               10,335    $ 1,034    $  4,624    $(508)   $ 141,130    $(21,790)   $(175,285)   $(50,795)
                                       =======    =======    ========    =====    =========    ========    =========    ========



          See accompanying notes to consolidated financial statements.

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                   (In 000's)

                                                                                         Years Ended June 30,
                                                                                         --------------------
                                                                                   1998           1999           2000
                                                                                 ---------       --------       --------
Cash flows from operating activities:
   Net loss                                                                      $ (57,306)      $ (8,827)      $(15,035)
     Adjustments to reconcile net loss
      to net cash provided by (used in) operating activities:
       Depreciation and amortization                                                22,838         23,104         26,788
       Amortization of debt discounts                                                   44             52             52
       Extraordinary item                                                           42,033             --             --
       Write down of other assets                                                    2,329            828            411
       (Gain) loss on sale of assets                                                   133            225         (4,158)
       Provision for losses on (recovery of) receivables                            (7,194)         3,174          7,927
       Other                                                                           (51)        (1,171)           351
   Change in operating assets and liabilities, net of effects of businesses acquired:
       Accounts and notes receivable                                                 1,946         (1,553)           130
       Inventories                                                                  (9,221)       (13,649)        (3,445)
       Other current assets                                                         (3,012)          (429)        (1,911)
       Accounts payable                                                             (3,793)         6,940         (6,870)
       Accrued liabilities                                                           2,594           (139)        (7,199)
                                                                                 ---------       --------       --------
         Net cash provided by (used in) operating activities                        (8,660)         8,555         (2,959)
                                                                                 ---------       --------       --------

Cash flows from investing activities:
   Additions to property, plant and equipment                                      (15,541)       (11,755)       (13,012)
   Proceeds from disposal of assets                                                     55            356          4,316
   Proceeds from sale/leaseback transaction                                             --          5,240          3,169
   Additions to other long-term assets                                              (9,633)        (5,943)        (4,305)
                                                                                 ---------       --------       --------
         Net cash used in investing activities                                     (25,119)       (12,102)        (9,832)
                                                                                 ---------       --------       --------

Cash flows from financing activities:
   Conversion/refinancing fees and expenses                                        (32,752)            --             --
   Capitalized debt issuance costs                                                 (11,456)            --             --
   Proceeds from long-term debt                                                    303,734             --             --
   Reduction of long-term debt                                                    (179,747)        (5,089)        (6,467)
   Net change in credit lines                                                       25,398         (2,077)        34,661
   Repurchase/redemption of Series B Special Stock                                 (77,568)            --             --
   Purchase of common stock for treasury                                                --           (522)            --
   Proceeds from exercise of stock options and warrants                                855          4,778             10
                                                                                 ---------       --------       --------
         Net cash provided by (used in) financing activities                        28,464         (2,910)        28,204
                                                                                 ---------       --------       --------

   Effect of exchange rate changes on cash                                            (122)          (100)          (299)
                                                                                 ---------       --------       --------
   Cash and cash equivalents:
         Increase (decrease) for year                                               (5,437)        (6,557)        15,114
         Balance, beginning of year                                                 28,924         23,487         16,930
                                                                                 ---------       --------       --------
         Balance, end of year                                                    $  23,487       $ 16,930       $ 32,044
                                                                                 =========       ========       ========



          See accompanying notes to consolidated financial statements.

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED JUNE 30, 1998, 1999 AND 2000

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND DESCRIPTION OF
           BUSINESS

           Description of business

           Alliance Gaming Corporation ("Alliance" or the "Company"), a Nevada Corporation, is a diversified, worldwide gaming company that (i) designs, manufactures and distributes gaming machines and computerized monitoring systems for gaming machines, (ii) owns and manages a significant installed base of gaming machines, (iii) owns and operates two regional casinos and (iv) in Germany, designs, manufactures and distributes wall-mounted gaming machines and distributes third-party manufactured amusement games.

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

           Cash and cash equivalents

           Cash equivalents consist of highly liquid debt instruments purchased with an original maturity of three months or less at the date of purchase and are carried at cost, which approximates market value. Cash and cash equivalents also includes $15.4 million and $22.0 million at June 30, 1999 and 2000 utilized in Casino and Route Operations which is held in vaults, cages or change banks. The Company maintains a restricted cash account to ensure availability of funds to pay progressive jackpot liabilities which at June 30, 2000 totaled approximately $1.3 million.

           Inventories

           Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Cost elements included for work-in-process and finished goods include raw materials, freight, direct labor and manufacturing overhead.

           Inventories, net of reserves, consist of the following:


                                                                                       1999               2000
                                                                                       ----               ----
                                                                                              (In 000's)
                     Raw materials                                                    $16,676            $14,143
                     Work-in-process                                                    2,057                948
                     Finished goods                                                    27,405             16,928
                                                                                       ------             ------
                        Total inventories                                             $46,138            $32,019
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

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

           Property, plant and equipment consists of the following:


                                                                                       1999                 2000
                                                                                       ----                 ----
                                                                                                 (In 000's)
           Land and land improvements                                                 $21,195              $18,989
           Buildings and leasehold improvements                                        31,537               24,940
           Gaming equipment                                                            47,751               78,487
           Furniture, fixtures and equipment                                           25,362               14,435
           Less accumulated depreciation and amortization                             (51,686)             (60,028)
                                                                                      -------              -------
             Total property, plant and equipment, net                                 $74,159              $76,823
                                                                                      =======              =======


           Excess of costs over net assets of acquired businesses

           The excess of the cost over the fair value of net assets of acquired businesses is generally amortized on the straight-line method over a period of 40 years, and primarily results from the acquisition of Bally Gaming International, Inc. in 1996. Subsequent to an acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of such an intangible asset may warrant revision or that the remaining balance may not be recoverable. When factors indicate that an impairment evaluation is required, the Company uses estimates of future undiscounted cash flows in determining if the asset value is recoverable.

           Intangible assets

           Intangible assets consist primarily of costs associated with the acquisition of location leases which are capitalized and amortized over the expected life of the leases, ranging from one to 17 years, with an average life of approximately 6 years, and deferred issuance costs for financings which are amortized over the life of the related financing.

           Accrued liabilities

           Accrued liabilities consists of the following:


                                                                 1999                 2000
                                                                 ----                 ----
                                                                         (In 000's)
                     Payroll and related costs                 $ 11,887               $8,966
                     Interest                                     8,352                7,111
                     Professional and consulting fees             2,476                1,399
                     Sales, use and income taxes                  4,098                3,527
                     Deferred revenues                            2,194                4,709
                     Other                                       10,189                6,611
                                                                 ------                -----
                         Total accrued liabilities              $39,196              $32,323
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

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

           The Company's Bally Gaming and Systems business unit earns revenues from recurring revenue sources which consist of the operations of the multi-site linked progressive jackpot systems, the operation of gaming machines at customer locations, exclusive of route operations, the revenues from gaming machines owned by the Company and placed in a casino on a daily lease or rental basis, and revenues from computer monitoring system maintenance and support services. Revenue is normally recognized based on the Company's share of coins wagered, on its share of net winnings, or on the lease or rental rate. Revenues from computer monitoring system maintenance and support services are recognized monthly over the life of the respective maintenance contracts.

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

           Unusual items

           The Company separately discloses certain income and expense items that are unusual or infrequently occurring. Generally such items are netted together and shown as a separate component of Operating Income
           (loss); items reflected elsewhere in the consolidated statements of operations are separately identified below.

           During the year ended June 30, 2000, the Company recorded the following unusual items:

           - Restructuring and related charges totaling $8.1 million. The restructuring and related costs were incurred pursuant to a plan adopted by the Company for staff reductions at the Bally Gaming and Systems, Wall Machine and Amusement Games, and at its corporate office. Included in the restructuring costs described above is a $1.9 million charge for a valuation reserve for certain inventory for the Australian market, which is included in the cost of gaming equipment and systems in the accompanying consolidated statement of operations.

           - Gains from the sale of certain gaming management and development rights totaling $4.0 million.

           The Company recorded no unusual items during the year ended June 30, 1999. During the year ended June 30, 1998, the Company recorded the following unusual items:

           - As a result of settling a dispute over the exclusive use of certain technologies and changes in gaming regulations, the Company evaluated the cash flow of certain of its technology assets, in accordance with the provisions of the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," and determined certain items met the definition of having become impaired. During the year ended June 30, 1998 the Company recorded write-downs totaling $2.8 million for these items.
           - The Company accrued $0.7 million for the present value of contractual payments due to a former member of the board of directors who was not re-elected to the board at the December 1997 annual shareholders meeting.
           - The Company accrued $0.6 million as restructuring charges for Bally Gaming and Systems.
           - The Company recorded a $1.6 million charge for final settlement of litigation related to the acquisition of BGII.
           - The Company settled a dispute with Alpha Hospitality and General Electric Credit Corporation concerning certain customer notes receivable on which the Company had certain recourse obligations. The Company contributed $2.5 million to the final settlement with the holder of the notes, and reversed $6.0 million of reserves previously established for these recourse obligations.

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                In addition, as part of the settlement the Company became the sole owner of approximately 566,000 shares of Alpha Hospitality common stock, all of which has subsequently been sold.

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

           Loss per share of common stock

           In February 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS No. 128"), which supersedes APB Opinion No. 15. This statement replaces primary EPS with basic EPS, and generally requires dual presentation of basic and diluted EPS. Under FAS No. 128, basic and diluted earnings per share are computed based on the weighted average number of shares of Common Stock outstanding.

           The following computation of basic and diluted loss per share from continuing operations, extraordinary loss and loss applicable to common shares is as follows:


                                                          Fiscal Years ended June 30,
                                                  -----------------------------------------
                                                     1998            1999            2000
                                                  ---------       ---------       ---------
                                                      (In 000's except per share amounts)
Loss before extraordinary item                    $ (15,273)      $  (8,827)      $ (15,035)
Extraordinary loss                                  (42,033)             --              --
                                                  ---------       ---------       ---------
     Net Loss                                       (57,306)         (8,827)        (15,035)
Special Stock dividends                               3,551           1,697              --
Premium on repurchase/redemption
        of Series B Special Stock                    16,553              --              --
                                                  ---------       ---------       ---------
Loss applicable to common shares                  $ (77,410)      $ (10,524)      $ (15,035)
                                                  =========       =========       =========
Weighted average common shares
     outstanding                                      9,142           9,665          10,221
Effect of dilutive securities                            --              --              --
                                                  ---------       ---------       ---------
Weighted average common and
     dilutive shares outstanding                      9,142           9,665          10,221
                                                  =========       =========       =========
Loss per diluted share:
        Loss before extraordinary item            $   (3.87)      $   (1.09)      $   (1.47)
        Extraordinary item                            (4.60)             --              --
                                                  ---------       ---------       ---------
BASIC AND DILUTED EPS                             $   (8.47)      $   (1.09)      $   (1.47)
                                                  =========       =========       =========

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           The following securities were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented:


                                        Fiscal Years ended June 30,
                                     ---------------------------------
                                       1998         1999         2000
                                     -------      -------      -------
                                                 (in 000's)
Stock options                          1,553        1,483        1,623
Warrants                               2,891        2,294          929
Series E Special stock                   667          747          225
                                     -------      -------      -------
                                       5,111        4,524        2,777
                                     =======      =======      =======
Adjusted for application of the
treasury stock method                    579           --           --
                                     =======      =======      =======

           Fair value of financial instruments

           The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts at June 30, 1999 and 2000 for the Company's financial instruments approximate fair value.

2.         RECEIVABLES

           The Gaming Equipment and Systems and Wall Machines and Amusement Games business units grant customers payment terms under contracts of sale. These contracts are generally for terms of one to three years, with interest at prevailing rates, and are generally collateralized by the related equipment sold, although the value of such equipment, if repossessed, may be less than the receivable balance outstanding. See "Concentration of Credit Risk". The Company's Nevada route operations from time to time makes loans to location operators for build-outs, tenant improvements and initial operating expenses, which are generally secured by the personal guarantees of the operators and the locations' assets. The majority of the loans bear interest rates between 8% to 10.75% and are expected to be repaid over a period of time not to exceed the life of the revenue sharing arrangement and have due dates ranging from September 2000 to August 2009.

           The following table represents, at June 30, 2000, scheduled collections of accounts and notes receivable (net of allowances for doubtful accounts) by fiscal year:


                                            Years ending June 30,
--------------------------------------------------------------------------------------------------------------
                                                (In 000's)

  2001           2002             2003             2004             2005          Thereafter         Total
-------      -----------      -----------      -----------      -----------      -----------      -----------
$82,444      $     2,445      $       963      $       350      $       285      $        --      $    86,487
=======      ===========      ===========      ===========      ===========      ===========      ===========


3.         DEBT, LINES OF CREDIT AND REFINANCING TRANSACTION

           Long-term debt and lines of credit at June 30, 1999 and 2000 consisted of the following:


                                                       1999          2000
                                                     --------      --------
                                                            (In 000's)
10% Senior Subordinated Notes due 2007, net of
     unamortized discount of  $702 and $649           149,298      $149,351
Term loan facilities:
     Tranche B Term Loan                               72,380        70,641
     Tranche C Term Loan                               38,744        37,776
     Delayed Draw Term Facility                        24,372        23,789
Revolving credit facility                              32,200        62,360
Other, secured by related equipment                     1,712         1,142
                                                     --------      --------
                                                      318,706       345,059
Less current maturities                                 1,927         1,036
                                                     --------      --------
Long-term debt, less current maturities              $316,779      $344,023
                                                     ========      ========

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           In August 1997 the Company effected a series of related transactions (the "Refinancing"). The Refinancing consisted of the private placement of $150.0 million of Senior Subordinated Notes and the closing of $230.0 million of bank financing as later amended. The bank financing provides for (i) term loans in the aggregate amount of up to $140.0 million, comprised of a $75.0 million tranche with a 7-year term (the "Tranche B Term Loan"), a $40.0 million tranche with an 8-year term (the "Tranche C Term Loan"), and a $25.0 million tranche with a 7-year term (the "Delayed Draw Term Facility" and together with the Tranche B Term Loan and the Tranche C Term Loan, the "Term Loan Facilities"); and (ii) a $90.0 million revolving credit facility (later amended to $80.0 million) with a 6-year term. Each of these credit facilities is a variable rate borrowing in accordance with a credit grid. The interest rates at the highest level of the credit grid and maturity dates are as follows:


                                                                            Initial                               Maturity
                                                                              Rate                                  Date
                                                                              ----                                  ----
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


           The Revolving Credit Facility also allows for German Deutschemark borrowings at the Eurodeutschemark rate plus 3.75% (or 8.34% at June 30, 2000).

           At June 30, 2000, borrowings under the $80.0 million Revolving Credit facility totaled $62.4 million, of which $22.4 million were German Deutschemark borrowings. Based on the terms of the revolving credit facility, the Company would have been able to borrow an additional $4.6 million as of June 30, 2000. The borrowing base for the revolving credit facility includes eligible receivables and inventory (as defined).

           The bank credit facility is collateralized by substantially all domestic property and is guaranteed by each domestic subsidiary of the U.S. Borrower and German Subsidiaries (both as defined), other than the entity which holds the Company's interest in its Louisiana operations and other non-material subsidiaries (as defined), and secured by both a U.S. and German Pledge Agreement (both as defined). The bank facility contains a number of maintenance covenants and it and the indenture have other significant covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries to dispose of assets, incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of the Company's subsidiaries, engage in mergers or acquisitions, or engage in certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities. In the quarter ended March 31, 2000, the Company did not meet certain covenants in the credit agreement. The Company and the banks have amended the current and future financial maintenance covenants in the bank credit agreement effective March 31, 2000 such that the Company is in compliance with such covenants. As of June 30, 2000 the Company is in compliance with these covenants. The Company is also in compliance with the operational covenants contained in the indenture for the Senior Subordinated Notes.

           The Senior Subordinated Notes bear interest at 10%, are due in 2007, and are general unsecured obligations of the Company, ranking subordinate in right of payment to all Senior Debt (as defined) of the Company, including indebtedness under the bank facility. The Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several senior subordinated basis by all existing and future domestic Restricted Subsidiaries of the Company, subject to certain exceptions including the partially-owned entities through which its Mississippi casino and Louisiana route operations are conducted. The Subsidiary Guarantees are general unsecured obligations of the Guarantors, ranking subordinate in right of payment to all Senior Debt of the Guarantors. The Company will be able to designate other current or future subsidiaries as Unrestricted Subsidiaries under certain circumstances. Unrestricted Subsidiaries will not be required to issue a Subsidiary Guarantee and will not be subject to many of the restrictive covenants set forth in the Indenture pursuant to which the Senior Subordinated Notes were issued. The Indenture for the Company's Senior Subordinated Notes contains various covenants, including limitations on incurrence of additional indebtedness, on restricted payments and on dividend and payment restrictions on subsidiaries. The Senior Subordinated

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           Notes may not be redeemed for the first five years. Upon the occurrence of a Change of Control (as defined), the holders of the Senior Subordinated Notes will have the right to require the Company to purchase their notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase.

           As a result of the Refinancing described above, in the fiscal year ended June 30, 1998 the Company recorded an extraordinary loss of $42.0 million consisting of the $27.7 million premium paid to repurchase the Company's 12-7/8% Senior Secured Notes, the payment of related transaction fees and expenses (including $2.0 million paid to related parties pursuant to employment agreements), and the charge-off of the unamortized debt discount and deferred financing fees. There was no tax benefit recognized for the extraordinary item as a valuation allowance was recorded to fully reserve the net operating losses created. Additionally, in the fiscal year ended June 30, 1998, the Company also recorded a $19.0 million charge for the cost of the Rainbow Royalty Buyout. Additionally, the Company recorded a $16.6 million charge to equity and a corresponding increase in the net loss applicable to common shares for the difference between the carrying value and the liquidation value of the Series B Special Stock, all of which was redeemed on September 8, 1997 at the liquidation price of $100 per share, plus accrued dividends.

           Maturities of long-term debt, for each of the five fiscal years ending subsequent to June 30, 2000 are as follows:


                                                           Years endin June 30,
              -------------------------------------------------------------------------------------------------
                                                                (In 000's)
              2001             2002               2003              2004                2005         Thereafter          Total
              ----             ----               ----              ----                ----         ----------          -----
              $1,036          $1,228           $75,657           $55,287              $57,856         $153,995          $345,059
              ======          ======           =======           =======              =======         ========          ========

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

           In June 1996, the Company completed an offering of 200,000 shares of its 15% Non-Voting Senior Pay-in-Kind Special Stock, Series B (the "Series B Special Stock"). The Series B Special Stock was also issued as part of the consideration in the acquisition of Bally Gaming International, Inc. As discussed in Note 3, on September 8, 1997 the Company redeemed all of the outstanding shares of Series B Special Stock at their liquidation price of $100 per share, plus accrued dividends. The Company recorded non-cash dividends in the form of additional shares of Series B Special Stock totaling $2.0 million for fiscal year ended June 30, 1998.

           In June 1996, the Company issued 113,160 shares of Series E Special Stock to certain holders of the Company's 7-1/2% Convertible Subordinated Debentures who elected to receive such stock in lieu of receiving common stock. The holders of shares of Series E Special Stock have no voting rights except as required by law. Each share of Series E Special Stock accrued non-cash cumulative dividends until July 7, 1999 at an annual rate of 11-1/2%, at which point the dividends ceased on July 1, 1999, the total shares of Series E Special Stock outstanding was 158,224, convertible into approximately 769,000 shares of common stock. The Series E Special Stock is convertible into common stock at a conversion price of $20.58 per share (equivalent to a conversion rate of approximately 4.859 shares of common stock per share of Series E Special Stock), subject to adjustment under certain circumstances, and has a $100 liquidation preference per

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


           share. During the fiscal year ended June 30, 2000, approximately 112,000 shares of Series E Special Stock were converted into approximately 544,000 shares of common stock.

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

           Transactions involving stock options are summarized as follows:


                               Options Outstanding
                               -------------------
                                                             Weighted-Average
                                                 Shares       Exercise Price
                                                 ------       --------------

Balance, June 30, 1997                          1,318,947       $    13.44
----------------------
           Granted                                419,115            15.30
           Exercised                              (71,453)           13.30
           Canceled                              (114,095)           24.33
                                               ----------       ----------
Balance, June 30, 1998                          1,552,514            13.20
----------------------
           Granted                                228,914             7.67
           Exercised                              (13,596)           15.76
           Canceled                              (284,944)           12.30
                                               ----------       ----------
Balance, June 30, 1999                          1,482,888            12.50
----------------------
           Granted                                486,978             2.25
           Exercised                               (2,333)            2.25
           Canceled                              (340,016)            2.69
                                               ----------       ----------
Balance, June 30, 2000                          1,627,517       $    10.03
----------------------                         ==========       ==========

Exercisable at June 30, 2000                    1,440,468       $    10.08
                                               ==========       ==========

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


           At June 30, 2000, the range of exercise prices for options outstanding was $2.25 to $22.31. The weighted average remaining contractual life, by range of exercise price, for options outstanding and exercisable at June 30, 2000 is as follows:



                                               Options Outstanding                                 Options Exercisable
                                      -------------------------------------                        -------------------
                                         Weighted-Avg.                                      Weighted-Avg.
                 Range of                  Remaining           Outstanding                   Remaining           Outstanding
              Exercise Prices          Contractual Life          Shares                  Contractual Life          Shares
              ---------------          ----------------          ------                  ----------------          ------
                $2.25 - $4.00                9.60                365,000                         9.60               358,333
                $4.01 - $5.00                3.87                 24,167                         3.87                15,334
               $5.01 - $10.00                5.76                230,852                         4.33               125,930
              $10.01 - $15.00                2.43                845,030                         2.45               804,479
                  over $15.01                1.37                162,468                         1.13               136,392
                                                                --------                                           --------
                          All                4.42              1,627,517                         4.28             1,440,468
                                                               =========                                          =========

           The Company accounts for its stock-based employee compensation awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price on date of grant, no compensation expense is recognized. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net loss applicable to common shares would have increased from a loss of $77.4 million (or $8.47 per share) to $79.3 million (or $8.67 per share) on a pro forma basis for the year ended June 30, 1998, from a loss of $10.5 million (or $1.09 per share) to $12.4 million (or $1.29 per share) on a pro forma basis for the year ended June 30, 1999 and from a loss of $15.0 million (or $1.47 per share) to $17.8 million (or $1.75 per share) on a pro forma basis for the year ended June 30, 2000. The pro forma net loss reflects only options granted in 1998, 1999, and 2000. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period, generally three years, and compensation cost for options granted prior to July 1, 1995 is not considered.

           The per share weighted-average fair value of stock options granted during 1998, 1999 and 2000 was $1.71, $2.74 and $1.55 respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1998, 1999 and 2000: expected dividend yield of 0%, risk free interest rates ranging from 3.9% to 6.5%, a volatility factor of .69, .62, and .74 for 1998, 1999 and 2000, respectively, and expected lives varying from 3 to 10 years.

           Warrants

           Upon closing of a private placement of debt and an equity investment by Kirkland-Ft. Worth Investment Partners, L.P. ("Kirkland") on September 21, 1993, the Company issued warrants to Kirkland to purchase up to 785,714 shares of Common Stock at $5.25 per share, however the warrants became exercisable only after the market price of the Common Stock reached $38.50, $45.50 and $52.50. Under the same terms, the Company issued warrants to purchase 357,143 and 8,571 shares of Common Stock to Gaming Systems Advisors, L.P. ("GSA") and L.H. Friend, Weinress & Frankson, Inc. ("Friend"), respectively. All of these warrants expired in fiscal year 2000. The Company also issued warrants to purchase 142,857 and 71,429 shares of Common Stock at $28.875 per share to the initial purchasers of the private placement debt; Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") and Oppenheimer & Co., Inc. ("Oppenheimer"), respectively, each of which expired on September 21, 1999. During fiscal year 1996, in connection with the commencement of employment with the Company, the then Board Chairman and then Vice-Chairman were each granted warrants to purchase 71,429 shares of common stock on the same terms as the Kirkland warrants described above except that such warrants expire on September 21, 2000.

           At the completion of the BGII acquisition in fiscal year 1996, GSA was issued an additional 714,286 warrants on the same terms as the original warrants issued to Kirkland described above, except with an

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           expiration date of June 18, 2002. During the financing stage of the BGII acquisition, Cerberus Partners L.P. and certain affiliates of Canyon Partners, Inc. were issued warrants to purchase 71,429 shares of Common Stock at $17.50 per share which expire on August 31, 2002. None of the warrants described above were exercisable at June 30, 2000.

           Share Repurchase Plan

           In January 1999 the Company's Board of Directors approved a share repurchase plan for up to 1.18 million shares of its Common Stock. Under the plan, subject to price and market conditions, purchases of shares were made from time to time during calendar 1999 in the open market or in privately negotiated transactions using available cash financing. As of June 30, 1999, the Company had repurchased 85,300 shares of common stock at a cost of $522,500 and no additional shares have been purchased since that time. The Company has issued 2,333 of the acquired common shares to satisfy obligations pursuant to the exercise of stock options under the Company's stock option plan.

           At June 30, 2000, shares of the Company's Common Stock were reserved for future issuance as follows:


                Shares underlying stock options issued or
                     issuable under its stock option plans                                    1,623,000
                Shares underlying all warrants issued                                           929,000
                Shares underlying Series E Special Stock issued                                 225,000
                                                                                              ---------
                          Total                                                               2,777,000
                                                                                              =========

           Reverse Stock Split

           On January 14, 1999 the Company's Board of Directors announced a one-for-three-and-one-half reverse stock split of its Common Stock effective February 1, 1999. The effects of the reverse split were to reduce the authorized number of common shares from 175.0 million to
           50.0 million and to decrease the number of shares of Common Stock then outstanding from 34.3 million to 9.8 million. In connection with the reverse split, the share number, exercise price and the trigger prices, as applicable, for the Company's stock options and warrants were proportionately adjusted. In lieu of fractional shares resulting from the reverse split, stockholders received a cash payment from the sale of the aggregate fractional shares on the open market. The reverse split also impacted the conversion ratio on the Company's Series E Special Stock. Each share of Series E Special Stock is now convertible into 4.859 shares of Common Stock instead of 17.007 shares. All share and per share data included in these financial statements have been restated to reflect the reverse split.

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

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.         INCOME TAXES

           The components of the Company's income tax expense for the years ended June 30, 1998, 1999 and 2000 are as follows:


                                          1998          1999         2000
                                         -------       -------      -------
                                                      (In 000s)
Current tax expense:
          U. S. Federal                  $    --       $    --      $    --
          Foreign                          2,743            64          280
          State                              568           510          527
                                         -------       -------      -------
                                           3,311           574          807
                                         -------       -------      -------
Deferred tax expense
          U. S. Federal                       --            --           --
          Foreign                           (126)          256          194
          State                               --            --           --
                                         -------       -------      -------
   Total provision for income taxes      $ 3,185       $   830      $ 1,001
                                         =======       =======      =======


           A reconciliation of the Company's income tax provision (benefit) as compared to the tax provision calculated by applying the statutory federal tax rate (35%) to the income (loss) before income taxes for the years ended June 30, 1998, 1999 and 2000 are as follows:


                                                             1998          1999          2000
                                                           --------       -------       -------
                                                                        (In 000's)

Computed expected income tax expense (benefit) at 35%      $(18,942)      $(2,799)      $(4,911)
Permanent differences                                          (601)       (1,677)       (1,874)
Change in valuation allowance                                17,613          (591)        1,895
State income taxes, net of federal benefit                      369           332           343
Net effect of German operations                                 754         1,958            --
Expired foreign tax credits                                   1,770         3,607            --
Other, net                                                    2,222            --         5,548
                                                           --------       -------       -------
                                                           $  3,185       $   830       $ 1,001
                                                           ========       =======       =======\


           The major components of the deferred tax assets and liabilities as of June 30, 1999 and 2000 are presented below:



                                                              1999         2000
                                                             -------      -------
                                                                  (In 000's)
Deferred tax assets:
     Net operating loss carry forwards                       $17,668      $26,250
     Foreign tax credit carry forwards                         7,527        7,527
     Inventory obsolescence reserves                           3,307        2,946
     Bad debt reserves                                         2,697        3,805
     Accruals not currently deductible for tax purposes        3,373        3,430
     Refinancing costs being amortized for tax purposes       10,683        8,582
     Other                                                     8,170        9,493
                                                             -------      -------
Total gross deferred tax assets                               53,425       62,033
Less:  Valuation allowance                                    44,443       49,859
                                                             -------      -------
Deferred tax assets                                          $ 8,982      $12,174
                                                             =======      =======

Deferred tax liabilities:
     Property and equipment, due principally to
          depreciation  differences                          $ 3,349      $ 6,629
     Other                                                     3,580        3,687
                                                             -------      -------
Total gross deferred tax liabilities (a)                       6,929       10,316
                                                             -------      -------
Net deferred tax assets                                      $ 2,053      $ 1,858
                                                             =======      =======


           (a) Included in the other non-current liabilities in the accompanying consolidated balance sheets.

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

           At June 30, 2000, the Company had net operating loss carry forwards for federal income tax purposes of approximately $75 million which are available to offset future federal taxable income, if any, expiring in the years 2007 through 2020. In addition, approximately $2.0 million of the Company's net operating loss are not deductible until the year ended June 30, 2001 pursuant to Section 382 of the Internal Revenue Code. At June 30, 2000 the Company had foreign tax credit carry forwards of approximately $7.5 million and alternative minimum tax credit (AMT) carry forwards of approximately $1.3 million. Foreign tax credits have expiration dates ranging from 2001 to 2005. AMT credits are available to be carried forward indefinitely and may be utilized against regular U.S. corporate tax to the extent it does not exceed computed AMT calculations.

6.         SUPPLEMENTAL CASH FLOW INFORMATION

           The following supplemental information is related to the consolidated statements of cash flows. The Company recorded the following significant non-cash items for the years ended June 30, 1998, 1999 and 2000:


                                                                   1998         1999         2000
                                                                  -------      -------      -------
                                                                              (In 000's)
Reclassify inventory to property, plant and equipment and
     leased gaming equipment                                      $ 4,132      $ 9,613      $16,174
Dividends for Series E and Series B Special Stock                   3,551        1,697          442
Translation rate adjustment                                         2,105        1,940        5,505
Reclassify other assets to property, plant and equipment               --          444          242
Reclassify receivables to other assets                                540          376           --
Deferred gain on sale/leaseback transaction                            --        1,057        1,546
Reclassify excess costs over net assets of acquired business
   to property, plant and equipment                                    --           --          500
Conversion of Series E Stock to Common Stock                           --           --       11,198


           Payments for interest expense in fiscal years, 1998, 1999 and 2000 were approximately $19.9 million, $31.6 million and $34.0 million, respectively. Payments for income taxes, net of refunds received, in fiscal years 1998, 1999 and 2000 were approximately $7.3 million, $3.3 million and $(0.1) million, respectively.

7.         COMMITMENTS AND CONTINGENCIES

           Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, or other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

           The Company is obligated under several patent agreements to pay royalties ranging from approximately $25 to $107 per applicable game depending on the components in the gaming machines. Additionally, based on an amendment to the trademark licensing agreement between BGII and Bally Entertainment Corporation dated May 10, 1996, the Company is obligated to pay a royalty on new machines sold or leased after June 18, 1996 of $35 per machine with a minimum annual royalty payment of $1.0 million for the initial five-year term of the amended agreement, which is subject to annual renewals thereafter at the option of the Company. Royalty expense under this agreement for the years ended June 30, 1998, 1999 and 2000 was $1.0 million. Total royalty expense for the Company for the years ended June 30, 1998, 1999 and 2000 was $2.2 million, $1.9 million and $3.4 million, respectively. In addition, the Company has obtained the rights to certain game ideas and intellectual property that call for payment of royalties based on either fixed amounts or variable amounts based on game performance.

           The Company leases office space, equipment, warehouse and repair facilities, Route Operation locations, casino and other locations under non-cancelable operating leases. Certain Route Operation location leases

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


           provide only for contingent rentals based upon a percentage of gaming revenue and are cancelable at any time by either party. Future minimum rentals under non-cancelable operating leases at June 30, 2000 are:




                                                                  Years ended June 30,
                                ----------------------------------------------------------------------------------------
                                                                       (In 000's)
                               2001           2002           2003           2004           2005       Thereafter         Total
                           --------       --------       --------       --------       --------       ----------       ---------
Minimum rentals            $ 26,528       $ 23,525       $ 20,141       $ 15,383       $ 12,777         $ 63,127       $ 161,481
Total sublease income        (1,376)        (1,379)        (1,003)          (970)          (803)          (1,802)         (7,333)
                           --------       --------       --------       --------       --------         --------       ---------
  Net minimum rentals      $ 25,152       $ 22,146       $ 19,138       $ 14,413       $ 11,974         $ 61,325       $ 154,148
                           ========       ========       ========       ========       ========         ========       =========


           Operating lease rental expense, including contingent lease rentals, for years ended June 30, 1998, 1999 and 2000 was as follows:


                               1998            1999            2000
                            ---------       ---------       ---------
                                           (In 000's)

Minimum rentals             $  15,534       $  17,147       $  27,322
Contingent rentals             85,915         105,568         120,877
                            ---------       ---------       ---------
                              101,449         122,715         148,199
Sublease rental income         (2,136)         (1,574)         (1,416)
                            ---------       ---------       ---------
                            $  99,313       $ 121,141       $ 146,783
                            =========       =========       =========

           The Company has entered into a series of sale lease-back transactions with a third party finance company. The transactions involve gaming devices and have a term of 48 months, with a fair value purchase option at the end of the term, and are being treated as operating leases. Proceeds from these sale lease-back transactions totaled $5.2 million and $3.2 million for the years ended June 30, 1999 and 2000. The Company has recorded deferred gains from these transactions totaling $1.1 million and $1.5 million for the years ended June 30, 1999 and 2000, respectively, which are being amortized straight-line over the term of the respective leases as a reduction in rental expense.

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

           During fiscal 2000, Bally Wulff increased the amount of tax reserves by $0.5 million (to a total reserve of $0.8 million) as a result of developments in ongoing quadrennial audits of Wulff's tax returns for the years 1992 through 1995. The German tax authorities have proposed preliminary adjustments of $0.3 million, which has been accrued. The German tax authorities have not yet issued the final assessment from their quadrennial audits.

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

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

           At June 30, 2000 net accounts and notes receivable by region as a percentage of total net receivables are as follows:


                                          Gaming          Wall Machines
                                         Equipment        and Amusement         Route           Casino
                                        and Systems           Games           Operations       Operations           Total
                                       ------------       ------------       ------------      ------------      ------------
Germany                                         0.4%              36.5%                -%                -%              36.9%
Other international jurisdictions              30.5                0.2                 --                --              30.7
Nevada                                          9.9                 --                6.1                --              16.0
Others individually less than 5%               16.4                 --                 --                --              16.4
                                       ------------       ------------       ------------      ------------      ------------
                                               57.2%              36.7%               6.1%               -%             100.0%
                                       ============       ============       ============      ============      ============


           Receivables from emerging market customers contain increased risk factors compared to receivables at the Bally Wulff entities or other traditional markets for Bally Gaming and Systems.

9.         SEGMENT AND GEOGRAPHICAL INFORMATION

           The Company operates in four business segments: (i) Gaming Equipment and Systems which designs, manufactures and distributes gaming machines and computerized monitoring systems for gaming machines,
           (ii) Wall Machines and Amusement Games designs, manufactures and distributes wall-mounted gaming machines and distributes third party manufactured amusement games, (iii) Route Operations (see Note 11) owns and manages a significant installed base of gaming machines, and
           (iv) Casino Operations which owns and operates two regional casinos.

           The tables below presents information as to the Company's revenues, operating income, identifiable assets, capital expenditures and depreciation and amortization by segment:

                                                                                              (In $000's)
                                                                                        Years Ended June 30,
                                                                               -----------------------------------------
                                                                                  1998          1999            2000
                                                                                  ----          ----            ----
              Revenues:
                Gaming Equipment and Systems                                    $109,597       $127,810        $135,180
                Wall Machines and Amusement Games                                 98,611         90,834          68,952
                Route Operations                                                 148,507        175,854         202,480
                Casino Operations                                                 60,657         63,682          71,468
                                                                                --------        -------         -------
             Total revenues                                                     $417,372       $458,180        $478,080
                                                                                ========       ========        ========

               Intersegment revenues:
                Gaming Equipment and Systems                                      $1,640          $ 751          $1,907
                Wall Machines and Amusement Games                                    226            413             232
                Route Operations                                                       -              -               -
                Casino Operations                                                      -              -               -
                                                                                     ---             --              --
            Total intersegment revenues                                           $1,866         $1,164          $2,139
                                                                                  ======         ======          ======


                                                    Years Ended June 30,
                                         -----------------------------------------
                                            1998            1999            2000
                                         ---------       ---------       ---------
Operating income (loss):
 Gaming Equipment and Systems            $   5,238       $   5,779       $   4,523
 Wall Machines and Amusement Games          13,094           5,334          (2,193)
 Route Operations                           16,432          14,586          15,162
 Casino Operations                          18,736          19,348          23,805
 Corporate/other                           (17,237)        (19,724)        (20,446)
                                         ---------       ---------       ---------
Total operating income                   $  36,263       $  25,323       $  20,851
                                         =========       =========       =========

Identifiable assets:
 Gaming Equipment and Systems            $ 141,167       $ 153,183       $ 145,051
 Wall Machines and Amusement Games          96,135          87,620          76,235
 Route Operations                           66,659          62,487          62,946
 Casino Operations                          43,980          44,592          48,043
 Corporate/other                            18,896           8,425          19,012
                                         ---------       ---------       ---------
Total identifiable assets                $ 366,837       $ 356,307       $ 351,287
                                         =========       =========       =========

Capital expenditures:
 Gaming Equipment and Systems            $   1,769       $   2,587       $   3,226
 Wall Machines and Amusement Games           1,306           1,129             515
 Route Operations                            8,336           5,476           3,993
 Casino Operations                           3,980           2,414           5,112
 Corporate/other                               150             149             166
                                         ---------       ---------       ---------
Total capital expenditures               $  15,541       $  11,755       $  13,012
                                         =========       =========       =========

Depreciation and amortization:
 Gaming Equipment and Systems            $   5,570       $   4,020       $   7,862
 Wall Machines and Amusement Games           5,567           4,816           5,776
 Route Operations                            8,145          10,274           9,341
 Casino Operations                           2,045           2,324           2,149
 Corporate/other                             1,511           1,670           1,660
                                         ---------       ---------       ---------
Total depreciation and amortization      $  22,838       $  23,104       $  26,788
                                         =========       =========       =========

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

           The table below presents information as to the Company's revenues, operating income, identifiable assets capital expenditures and depreciation and amortization by geographic region:


                            Years Ended June 30,
                    ------------------------------------
                      1998          1999          2000
                    --------      --------      --------
                                (In $000's)
Revenues:
 United States      $305,082      $350,339      $388,203
 Germany             111,279       100,939        79,330
 Other foreign         1,011         6,902        10,547
                    --------      --------      --------
Total revenues      $417,372      $458,180      $478,080
                    ========      ========      ========

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                    Years Ended June 30,
                                            1998            1999            2000
                                         ---------       ---------       ---------
Operating income (loss):
 United States                           $  23,677       $  22,329       $  32,561
 Germany                                    13,978           3,451          (4,994)
 Other foreign                              (1,392)           (457)         (6,716)
                                         ---------       ---------       ---------
Total operating income                   $  36,263       $  25,323       $  20,851
                                         =========       =========       =========

Identifiable assets:
 United States                           $ 252,092       $ 248,470       $ 255,454
 Germany                                   111,559         103,687          91,800
 Other foreign                               3,186           4,150           4,033
                                         ---------       ---------       ---------
Total identifiable assets                $ 366,837       $ 356,307       $ 351,287
                                         =========       =========       =========

Capital expenditures:
 United States                           $  14,124       $  10,314       $  12,348
 Germany                                     1,372           1,141             521
 Other foreign                                  45             300             143
                                         ---------       ---------       ---------
Total capital expenditures               $  15,541       $  11,755       $  13,012
                                         =========       =========       =========

Depreciation and amortization:
 United States                           $  16,410       $  17,437       $  19,818
 Germany                                     5,747           4,998           5,924
 Other Foreign                                 681             669           1,046
                                         ---------       ---------       ---------
Total depreciation and amortization      $  22,838       $  23,104       $  26,788
                                         =========       =========       =========


10.       INTERIM FINANCIAL INFORMATION (UNAUDITED)

           Following is the unaudited quarterly results of the Company for the years ended June 30, 1999 and 2000. This information is not covered by the Independent Auditors' Report.


                                                                                     Quarter
                                                             ---------------------------------------------------------
                                                               First           Second          Third          Fourth
                                                             ---------        ---------       --------        --------
                                                                          (In 000's, except per share data)

                           1999
                           ----
           Revenues                                           $  98,771       $ 103,910       $ 125,733       $129,766
           Operating income (loss)                                6,310          (1,777)          9,678         11,112
           Net income (loss)                                     (2,276)         (9,757)          1,191          2,015
           Net income (loss) applicable to common shares         (2,682)        (10,175)            761          1,572
           Income (loss) per diluted share                    $   (0.28)      $   (1.04)      $    0.08       $   0.16

                           2000
                           ----
           Revenues                                           $ 117,202       $ 114,487       $ 117,544       $128,847
           Operating income                                       8,397           2,445           1,056          8,953
           Net income (loss) applicable to common shares            445          (7,176)         (9,090)           786
           Income (loss) per diluted share                    $    0.04       $   (0.70)      $   (0.89)      $   0.08

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.        SUBSEQUENT EVENTS

           In August 2000 the Company signed a definitive agreement with UC Acquisitions Company, LLC, an independent third-party gaming operator, for the sale of its Nevada-based route operations. The gross selling price, which is based on a multiple of cash flows for the 12 month period prior to closing, is estimated to be approximately $118 million, consisting of $6 million in preferred stock and $112 million is cash, which will be utilized to pay down certain lease obligations, pay transactional fees and expenses, with the remainder (estimated to be approximately $95 million) to be used to reduce the Term Loans. This transaction is contingent on the buyer obtaining suitable financing and obtaining approvals from various regulatory bodies, a process which may take more than 12 months to complete.


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

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          CONSOLIDATING BALANCE SHEETS
                                  June 30, 1999
                                   (In 000's)

                                                      ASSETS
                                                                                                               Alliance
                                                                                                                Gaming
                                                       Parent and            Non-                             Corporation
                                                      Guaranteeing       Guaranteeing                             and
                                                      Subsidiaries       Subsidiaries       Eliminations      Subsidiaries
                                                    ---------------    ---------------    ---------------    ---------------
Current assets:
   Cash and cash equivalents                        $         6,065    $        10,865    $            --    $        16,930
   Accounts and notes receivable, net                        46,423             50,917             (4,675)            92,665
   Inventories, net                                          30,513             16,154               (529)            46,138
   Other current assets                                       8,510              2,913                 --             11,423
                                                    ---------------    ---------------    ---------------    ---------------
        Total current assets                                 91,511             80,849             (5,204)           167,156
                                                    ---------------    ---------------    ---------------    ---------------
Long-term notes receivable, net                              99,961              1,797            (95,976)             5,782
Leased equipment, net                                         3,923              7,058                 --             10,981
Property, plant and equipment, net                           41,880             32,279                 --             74,159
Excess of costs over net assets of acquired
   businesses, net                                           38,904             18,689                 --             57,593
Intangible assets, net                                       26,448                406                 --             26,854
Investments in subsidiaries                                  86,993                 --            (86,993)                --
Deferred tax assets                                           4,122              4,860                 --              8,982
Other assets, net                                            21,190            (12,197)            (4,193)             4,800
                                                    ---------------    ---------------    ---------------    ---------------
                                                    $       414,932    $       133,741    $      (192,366)   $       356,307
                                                    ===============    ===============    ===============    ===============

                              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
   Accounts payable                                 $        14,706    $         2,666    $            --    $        17,372
   Accrued liabilities                                       26,771             13,746             (1,321)            39,196
   Current maturities of long-term debt                       6,175              3,299             (7,547)             1,927
                                                    ---------------    ---------------    ---------------    ---------------
        Total current liabilities                            47,652             19,711             (8,868)            58,495
                                                    ---------------    ---------------    ---------------    ---------------
Long term debt                                              388,220             24,379            (95,820)           316,779
Other liabilities                                             7,370              2,330               (242)             9,458
                                                    ---------------    ---------------    ---------------    ---------------
        Total liabilities                                   443,242             46,420           (104,930)           384,732
                                                    ---------------    ---------------    ---------------    ---------------
Minority interest                                             1,983                 --                 --              1,983
Commitments and contingencies
Stockholders' equity (deficiency):
   Series E Special Stock                                    15,380                 --                 --             15,380
   Common Stock                                                 979             17,832            (17,832)               979
   Treasury stock                                              (522)                                                    (522)
   Additional paid-in capital                               129,991             68,700            (68,700)           129,991
   Accumulated other comprehensive loss                     (15,845)           (16,143)            16,002            (15,986)
   Retained earnings (accumulated deficit)                 (160,276)            16,932            (16,906)          (160,250)
                                                    ---------------    ---------------    ---------------    ---------------
       Total stockholders' equity (deficiency)              (30,293)            87,321            (87,436)           (30,408)
                                                    ---------------    ---------------    ---------------    ---------------
                                                    $       414,932    $       133,741    $      (192,366)   $       356,307
                                                    ===============    ===============    ===============    ===============


           See accompanying unaudited notes.

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                          CONSOLIDATING BALANCE SHEETS
                                  June 30, 2000
                                   (In 000's)


                                                                ASSETS

                                                                                                                Alliance
                                                                                                                 Gaming
                                                      Parent and            Non-                               Corporation
                                                     Guaranteeing       Guaranteeing        Eliminations          and
                                                     Subsidiaries       Subsidiaries                          Subsidiaries
                                                    ---------------    ---------------    ---------------    ---------------
Current assets:
   Cash and cash equivalents                        $        19,528    $        12,516    $            --    $        32,044
   Short-term investments                                        --              2,000                 --              2,000
   Accounts and notes receivable, net                        44,889             41,603             (4,048)            82,444
   Inventories, net                                          18,452             13,567                 --             32,019
   Other current assets                                       8,831              2,367                 --             11,198
                                                    ---------------    ---------------    ---------------    ---------------
        Total current assets                                 91,700             72,053             (4,048)           159,705
                                                    ---------------    ---------------    ---------------    ---------------
Long-term notes receivable, net                             104,342                942           (101,241)             4,043
Leased equipment, net                                         9,618              7,341                 --             16,959
Property, plant and equipment, net                           42,152             34,671                 --             76,823
Excess of costs over net assets of acquired
   businesses, net                                           37,845             17,149                 --             54,994
Intangible assets, net                                       21,567                283                 --             21,850
Investments in subsidiaries                                  70,933                 --            (70,933)                --
Deferred tax assets                                           9,288              2,886                 --             12,174
Other assets, net                                            30,137            (21,486)            (3,912)             4,739
                                                    ---------------    ---------------    ---------------    ---------------
                                                    $       417,582    $       113,839    $      (180,134)   $       351,287
                                                    ===============    ===============    ===============    ===============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
   Accounts payable                                 $         8,232    $         2,135    $            --    $        10,367
   Accrued liabilities                                       20,743             12,707             (1,127)            32,323
   Current maturities of long-term debt                       4,488              3,498             (6,950)             1,036
                                                    ---------------    ---------------    ---------------    ---------------
        Total current liabilities                            33,463             18,340             (8,077)            43,726
                                                    ---------------    ---------------    ---------------    ---------------
Long term debt                                              421,328             23,897           (101,202)           344,023
Other liabilities                                            12,225                879               (132)            12,972
                                                    ---------------    ---------------    ---------------    ---------------
        Total liabilities                                   467,016             43,116           (109,411)           400,721
                                                    ---------------    ---------------    ---------------    ---------------
Minority interest                                             1,361                 --                 --              1,361
Commitments and contingencies
Stockholders' equity (deficiency):
   Series E Special Stock                                     4,624                 --                 --              4,624
   Common Stock                                               1,034             17,832            (17,832)             1,034
   Treasury stock                                              (508)                                                    (508)
   Additional paid-in capital                               141,130              7,862             (7,862)           141,130
   Accumulated other comprehensive loss                     (21,790)           (21,810)            21,810            (21,790)
   Retained earnings (accumulated deficit)                 (175,285)            66,839            (66,839)          (175,285)
                                                    ---------------    ---------------    ---------------    ---------------
       Total stockholders' equity (deficiency)              (50,795)            70,723            (70,723)           (50,795)
                                                    ---------------    ---------------    ---------------    ---------------
                                                    $       417,582    $       113,839    $      (180,134)   $       351,287
                                                    ===============    ===============    ===============    ===============



           See accompanying unaudited notes.

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING STATEMENTS OF OPERATIONS

                            Year ended June 30, 1998
                                   (In 000's)


                                                                                                                Alliance
                                                                                                                 Gaming
                                                      Parent and           Non-                                Corporation
                                                     Guaranteeing       Guaranteeing                              and
                                                     Subsidiaries       Subsidiaries       Eliminations        Subsidiaries
                                                    ---------------    ---------------    ---------------    ---------------
Revenues:
   Gaming equipment and systems                     $       104,141    $        13,455    $        (7,999)   $       109,597
   Wall machines and amusement games                             --             98,759               (148)            98,611
   Route operations                                         127,424             21,083                 --            148,507
   Casino operations                                         13,426             47,231                 --             60,657
                                                    ---------------    ---------------    ---------------    ---------------
                                                            244,991            180,528             (8,147)           417,372
                                                    ---------------    ---------------    ---------------    ---------------
Costs and expenses:
   Cost of gaming equipment and systems                      60,154              9,555             (8,025)            61,684
   Cost of wall machines and amusement games                     --             54,389               (148)            54,241
   Cost of route operations                                 101,052             13,593                 --            114,645
   Cost of casino operations                                  8,278             17,652                 --             25,930
   Selling, general and administrative                       47,066             39,252                 --             86,318
   Research and development                                  12,739              3,039                 --             15,778
   Depreciation and amortization                             14,181              8,657                 --             22,838
   Unusual items                                               (370)                45                 --               (325)
                                                    ---------------    ---------------    ---------------    ---------------
                                                            243,100            146,182             (8,173)           381,109
                                                    ---------------    ---------------    ---------------    ---------------

Operating income                                              1,891             34,346                 26             36,263

Earnings in consolidated subsidiaries                        22,844                 --            (22,844)                --

Other income (expense):
   Interest income                                            1,339                418               (944)               813
   Interest expense                                         (27,581)            (1,963)               944            (28,600)
   Rainbow royalty                                            4,884             (5,471)                --               (587)
   Rainbow royalty buyout                                   (19,000)                --                 --            (19,000)
   Minority interest                                         (2,002)                --                 --             (2,002)
   Other, net                                                 1,136               (111)                --              1,025
                                                    ---------------    ---------------    ---------------    ---------------

Income (loss) before income taxes                           (16,489)            27,219            (22,818)           (12,088)
Income tax (provision) benefit                                1,190             (4,375)                --             (3,185)
                                                    ---------------    ---------------    ---------------    ---------------

Net income (loss) before extraordinary item                 (15,299)            22,844            (22,818)           (15,273)
Extraordinary loss, without tax benefit                     (42,033)                --                 --            (42,033)
                                                    ---------------    ---------------    ---------------    ---------------
Net income (loss)                                           (57,332)            22,844            (22,818)           (57,306)

Special Stock dividends                                      (3,551)                --                 --             (3,551)
Premium on repurchase of Series B Special Stock             (16,553)                --                 --            (16,553)
                                                    ---------------    ---------------    ---------------    ---------------

Net income (loss) applicable to common shares       $       (77,436)   $        22,844    $       (22,818)   $       (77,410)
                                                    ===============    ===============    ===============    ===============


                        See accompanying unaudited notes.

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                            Year ended June 30, 1999
                                   (In 000's)


                                                                                                                Alliance
                                                                                                                 Gaming
                                                      Parent and           Non-                               Corporation
                                                     Guaranteeing       Guaranteeing                              and
                                                     Subsidiaries       Subsidiaries       Eliminations        Subsidiaries
                                                    ---------------    ---------------    ---------------    ---------------
Revenues:
   Gaming equipment and systems                     $       124,022    $        12,416    $        (8,628)   $       127,810
   Wall machines and amusement games                             --             91,178               (344)            90,834
   Route operations                                         154,171             21,683                 --            175,854
   Casino operations                                         14,549             49,133                 --             63,682
                                                    ---------------    ---------------    ---------------    ---------------
                                                            292,742            174,410             (8,972)           458,180
                                                    ---------------    ---------------    ---------------    ---------------
Costs and expenses:
   Cost of gaming equipment and systems                      67,726             10,623             (8,628)            69,721
   Cost of wall machines and amusement games                     --             54,046                (11)            54,035
   Cost of route operations                                 123,444             14,248                 --            137,692
   Cost of casino operations                                  8,644             18,367                 --             27,011
   Selling, general and administrative                       63,032             41,405               (333)           104,104
   Research and development                                  13,947              3,243                 --             17,190
   Depreciation and amortization                             14,996              8,108                 --             23,104
                                                    ---------------    ---------------    ---------------    ---------------
                                                            291,789            150,040             (8,972)           432,857
                                                    ---------------    ---------------    ---------------    ---------------

Operating income                                                953             24,370                 --             25,323

Earnings in consolidated subsidiaries                        14,875                 --            (14,875)                --

Other income (expense):
   Interest income                                              960                427               (838)               549
   Interest expense                                         (30,495)            (1,728)               838            (31,385)
   Rainbow royalty                                            5,679             (5,679)                --                 --
   Minority interest                                         (2,053)                --                 --             (2,053)
   Other, net                                                   221               (652)                --               (431)
                                                    ---------------    ---------------    ---------------    ---------------

Income (loss) before income taxes                            (9,860)            16,738            (14,875)            (7,997)
Income tax (provision) benefit                                1,033             (1,863)                --               (830)
                                                    ---------------    ---------------    ---------------    ---------------

Net income (loss)                                            (8,827)            14,875            (14,875)            (8,827)

Special Stock dividends                                      (1,697)                --                 --             (1,697)
                                                    ---------------    ---------------    ---------------    ---------------

Net income (loss) applicable to common shares       $       (10,524)   $        14,875    $       (14,875)   $       (10,524)
                                                    ===============    ===============    ===============    ===============


                        See accompanying unaudited notes.

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING STATEMENTS OF OPERATIONS

                            Year ended June 30, 2000
                                   (In 000's)


                                                                                                               Alliance
                                                                                                                Gaming
                                                     Parent and              Non-                             Corporation
                                                     Guaranteeing       Guaranteeing                               and
                                                     Subsidiaries       Subsidiaries       Eliminations        Subsidiaries
                                                    ---------------    ---------------    ---------------    ---------------
Revenues:
   Gaming equipment and systems                     $       132,261    $        20,926    $       (18,007)           135,180
   Wall machines and amusement games                             --             69,122               (170)            68,952
   Route operations                                         183,244             19,236                 --            202,480
   Casino operations                                         17,715             53,753                 --             71,468
                                                    ---------------    ---------------    ---------------    ---------------
                                                            333,220            163,037            (18,177)           478,080
                                                    ---------------    ---------------    ---------------    ---------------
Costs and expenses:
   Cost of gaming equipment and systems                      74,445             19,070            (18,007)            75,508
   Cost of wall machines and amusement games                     --             43,301                 --             43,301
   Cost of route operations                                 148,587             12,475                 --            161,062
   Cost of casino operations                                  8,932             19,001                 --             27,933
   Selling, general and administrative                       64,115             41,210               (170)           105,155
   Research and development                                  12,642              2,676                 --             15,318
   Depreciation and amortization                             17,942              8,846                 --             26,788
   Unusual items, net                                        (1,891)             4,055                 --              2,164
                                                                       ---------------    ---------------    ---------------
                                                            324,772            150,634            (18,177)           457,229
                                                                       ---------------    ---------------    ---------------

Operating income                                              8,448             12,403                 --             20,851

Earnings in consolidated subsidiaries                         2,402                 --             (2,402)                --

Other income (expense):
   Interest income                                              571                537               (643)               465
   Interest expense                                         (32,829)            (1,933)               643            (34,119)
   Rainbow royalty                                            6,173             (6,173)                --                 --
   Minority interest                                         (2,155)                --                 --             (2,155)
   Other, net                                                 1,406               (482)                --                924
                                                    ---------------    ---------------    ---------------    ---------------

Income (loss) before income taxes                           (15,984)             4,352             (2,402)           (14,034)
Income tax (provision) benefit                                  949             (1,950)                --             (1,001)
                                                    ---------------    ---------------    ---------------    ---------------

Net income (loss) applicable to common shares       $       (15,035)   $         2,402    $        (2,402)   $       (15,035)
                                                    ===============    ===============    ===============    ===============


           See accompanying unaudited notes.

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                            Year ended June 30, 1998
                                   (In 000's)


                                                                                                                  Alliance
                                                                                                                   Gaming
                                                                  Parent and        Non-                         Corporation
                                                                 Guaranteeing    Guaranteeing                        and
                                                                 Subsidiaries    Subsidiaries     Eliminations   Subsidiaries
                                                                 ------------    ------------    --------------  -------------
Cash flows from operating activities:
   Net income (loss)                                             $    (57,332)   $     22,844    $    (22,818)   $    (57,306)
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating activities:
        Depreciation and amortization                                  14,181           8,657              --          22,838
        Amortization of debt discounts                                     44              --              --              44
        Extraordinary item                                             42,033              --              --          42,033
        Write down of other assets                                      2,447              --            (118)          2,329
        (Gain) loss on sale of assets                                     185             (52)             --             133
        Provision for losses on (recovery of) receivables              (8,278)          1,084              --          (7,194)
        Other                                                            (140)             (3)             92             (51)
    Net change in operating assets and liabilities:
        Accounts and notes receivable                                  (4,795)          3,318           3,423           1,946
        Inventories                                                    (8,870)           (200)           (151)         (9,221)
        Other current assets                                           (1,100)         (1,912)             --          (3,012)
        Intercompany accounts                                         (17,688)           (430)         18,118              --
        Accounts payable                                               (2,563)         (1,158)            (72)         (3,793)
        Accrued liabilities                                             6,150          (3,022)           (534)          2,594
                                                                 ------------    ------------    ------------    ------------
           Net cash provided by (used in) operating activities        (35,726)         29,126          (2,060)         (8,660)
Cash flows from investing activities:
   Additions to property, plant and equipment                         (11,534)         (4,007)             --         (15,541)
   Proceeds from disposal of property, plant and equipment                (88)            143              --              55
   Additions to long-term assets                                       (9,263)         (5,873)          5,503          (9,633)
                                                                 ------------    ------------    ------------    ------------
        Net cash used in investing activities                         (20,885)         (9,737)          5,503         (25,119)
                                                                 ------------    ------------    ------------    ------------
Cash flows from financing activities:
   Refinancing fees and expenses                                      (32,752)             --              --         (32,752)
   Capitalized debt issuance costs                                    (11,456)             --              --         (11,456)
   Proceeds from long-term debt                                       309,318              --          (5,584)        303,734
   Reduction of long-term debt                                       (179,348)         (2,540)          2,141        (179,747)
   Net change in credit lines                                          22,738           2,660              --          25,398
   Redemption of Series B Special Stock                               (77,568)             --              --         (77,568)
   Proceeds from exercise of stock options                                855              --              --             855
   Dividends received (paid)                                           16,971         (16,971)             --              --
                                                                 ------------    ------------    ------------    ------------
        Net cash provided by (used in) financing activities            48,758         (16,851)         (3,443)         28,464
                                                                 ------------    ------------    ------------    ------------

Effect of exchange rate changes on cash                                    --            (122)             --            (122)

Cash and cash equivalents:
   Increase (decrease) for period                                      (7,853)          2,416              --          (5,437)
   Balance, beginning of period                                        16,462          12,462              --          28,924
                                                                 ------------    ------------    ------------    ------------
   Balance, end of period                                        $      8,609    $     14,878    $         --    $     23,487
                                                                 ============    ============    ============    ============

                        See accompanying unaudited notes.

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                            Year ended June 30, 1999
                                   (In 000's)


                                                                                                                 Alliance
                                                                                                                  Gaming
                                                                 Parent and        Non-                         Corporation
                                                                Guaranteeing    Guaranteeing                       and
                                                                Subsidiaries    Subsidiaries    Eliminations    Subsidiaries
                                                                ------------    ------------    ------------    ------------
Cash flows from operating activities:
   Net loss                                                           (8,827)   $     14,875    $    (14,875)   $     (8,827)
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating activities:
        Depreciation and amortization                                 14,996           8,108              --          23,104
        Amortization of debt discounts                                    52              --              --              52
        Write down of other assets                                       814              14              --             828
        (Gain) loss on sale of assets                                    246             (21)             --             225
        Provision for losses on receivables                            1,539           1,635              --           3,174
        Other                                                           (690)           (580)             99          (1,171)
    Net change in operating assets and liabilities:
        Accounts and notes receivable                                  1,761          (1,002)         (2,312)         (1,553)
        Inventories                                                   (8,304)         (5,345)             --         (13,649)
        Other current assets                                            (510)             81              --            (429)
        Intercompany accounts                                        (20,947)          6,111          14,836              --
        Accounts payable                                               7,331            (391)             --           6,940
        Accrued liabilities                                             (689)            873            (323)           (139)
                                                                ------------    ------------    ------------    ------------
          Net cash provided by (used in) operating activities        (13,228)         24,358          (2,575)          8,555
Cash flows from investing activities:
   Additions to property, plant and equipment                         (8,286)         (3,469)             --         (11,755)
   Proceeds from disposal of property, plant and equipment               279              77              --             356
   Proceeds from sale/leaseback transaction                            5,240              --              --           5,240
   Additions to long-term assets                                      (5,684)         (5,034)          4,775          (5,943)
                                                                ------------    ------------    ------------    ------------
        Net cash used in investing activities                         (8,451)         (8,426)          4,775         (12,102)
                                                                ------------    ------------    ------------    ------------
Cash flows from financing activities:
   Proceeds from long-term debt                                        4,775              --          (4,775)             --
   Reduction of long-term debt                                        (4,350)         (3,314)          2,575          (5,089)
   Net change in credit lines                                         (9,800)          7,723              --          (2,077)
   Purchase of common stock for treasury                                (522)             --              --            (522)
   Proceeds from exercise of stock options and warrants                4,778              --              --           4,778
   Dividends received (paid)                                          24,253         (24,253)             --              --
                                                                ------------    ------------    ------------    ------------
        Net cash provided by (used in) financing activities           19,134         (19,844)         (2,200)         (2,910)
                                                                ------------    ------------    ------------    ------------

Effect of exchange rate changes on cash                                    1            (101)             --            (100)

Cash and cash equivalents:
   Decrease for period                                                (2,544)         (4,013)             --          (6,557)
   Balance, beginning of period                                        8,609          14,878              --          23,487
                                                                ------------    ------------    ------------    ------------
   Balance, end of period                                       $      6,065    $     10,865    $         --    $     16,930
                                                                ============    ============    ============    ============


                       See accompanying unaudited notes.

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                            Year ended June 30, 2000
                                   (In 000's)


                                                                                                                 Alliance
                                                                                                                   Gaming
                                                                Parent and          Non-                        Corporation
                                                                Guaranteeing    Guaranteeing                        and
                                                                Subsidiaries    Subsidiaries    Eliminations    Subsidiaries
                                                                ------------    ------------    ------------    ------------
Cash flows from operating activities:
    Net income (loss)                                           $    (15,035)   $      2,402    $     (2,402)   $    (15,035)
    Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating activities:
         Depreciation and amortization                                17,942           8,846              --          26,788
        Amortization of debt discounts                                    52              --              --              52
        Write down of other assets                                       411              --              --             411
        (Gain) loss on sale of assets                                 (4,152)             (6)             --          (4,158)
        Provision for losses on receivables                            5,077           2,850              --           7,927
        Other                                                            395            (154)            110             351
    Net change in operating assets and liabilities:
        Accounts and notes receivable                                 (8,935)          4,427           4,638             130
        Inventories                                                      992          (4,437)             --          (3,445)
        Other current assets                                            (335)         (1,576)             --          (1,911)
        Intercompany accounts                                            275           5,037          (5,312)             --
        Accounts payable                                              (6,451)           (419)             --          (6,870)
        Accrued liabilities                                           (6,961)           (432)            194          (7,199)
                                                                ------------    ------------    ------------    ------------
          Net cash provided by (used in) operating activities        (16,725)         16,538          (2,772)         (2,959)
Cash flows from investing activities:
   Additions to property, plant and equipment                         (6,883)         (6,129)             --         (13,012)
   Proceeds from disposal of assets                                    4,263              53              --           4,316
   Proceeds from sale/leaseback transaction                            3,169              --              --           3,169
   Additions to long-term assets                                      (4,305)             --              --          (4,305)
                                                                ------------    ------------    ------------    ------------
        Net cash used in investing activities                         (3,756)         (6,076)             --          (9,832)
                                                                ------------    ------------    ------------    ------------
Cash flows from financing activities:
   Proceeds from long-term debt                                           --              --              --              --
   Reduction of long-term debt                                        (5,939)         (3,300)          2,772          (6,467)
   Net change in credit lines                                         29,750           4,911              --          34,661
   Purchase of common stock for treasury                                  --              --              --              --
   Proceeds from exercise of stock options and warrants                   10              --              --              10
   Dividends received (paid)                                          10,948         (10,948)             --              --
                                                                ------------    ------------    ------------    ------------
        Net cash provided by (used in) financing activities           34,769          (9,337)          2,772          28,204
                                                                ------------    ------------    ------------    ------------

Effect of exchange rate changes on cash                                   --            (299)             --            (299)

Cash and cash equivalents:
   Decrease for period                                                14,288             826              --          15,114
   Balance, beginning of period                                        5,240          11,690              --          16,930
                                                                ------------    ------------    ------------    ------------
   Balance, end of period                                       $     19,528    $     12,516    $         --    $     32,044
                                                                ============    ============    ============    ============


                       See accompanying unaudited notes.

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1998, 1999 AND 2000

BASIS OF PRESENTATION

These notes to consolidating financial statements should be read in conjunction with the consolidated financial statements and notes thereto. Certain reclassifications have been made to prior years' financial statements to conform with the current year presentation.

DEBT AND LINES OF CREDIT

Long-term debt and lines of credit at June 30, 1999 consist of the following:



                                                                                                                 Alliance
                                                                                                                  Gaming
                                                                 Parent and        Non-                         Corporation
                                                                Guaranteeing    Guaranteeing     Elimina-           and
                                                                Subsidiaries    Subsidiaries       tions        Subsidiaries
                                                                ------------    ------------    ------------    ------------
                                                                                         (in 000's)
10% Senior Subordinated Notes due
    2007, net of unamortized discount                           $  149,298      $               $               $  149,298
Term loan facilities:
   Tranche B Term Loan                                              72,380                                          72,380
   Tranche C Term Loan                                              38,744                                          38,744
   Delayed Draw Term Facility                                       24,372                                          24,372
Revolving Credit Facility                                           12,900          19,300                          32,200
Intercompany notes payable                                          96,701           6,666        (103,367)             --
Other                                                                                1,712                           1,712
                                                                ------------    ------------    ------------    ------------
                                                                   394,395          27,678        (103,367)        318,706
Less current maturities                                              6,175           3,299          (7,547)          1,927
                                                                ------------    ------------    ------------    ------------
Long-term debt, less current
           maturities                                           $  388,220      $   24,379      $  (95,820)     $  316,779
                                                                ============    ============    ============    ============


Long-term debt and lines of credit at June 30, 2000 consist of the following :


                                                                                                  Alliance
                                                                                                   Gaming
                                           Parent and            Non-                            Corporation
                                           Guaranteeing      Guaranteeing       Elimina-              and
                                           Subsidiaries      Subsidiaries         tions          Subsidiaries
                                          -------------     -------------     -------------      -------------
                                                                        (in 000's)
10% Senior Subordinated Notes due
    2007, net of unamortized discount     $   149,351      $                  $                  $  149,351
Term loan facilities:
   Tranche B Term Loan                         70,641                                                70,641
   Tranche C Term Loan                         37,776                                                37,776
   Delayed Draw Term Facility                  23,789                                                23,789
Revolving Credit Facility                      40,000           22,360                               62,360
Intercompany notes payable                    104,256            3,939           (108,195)               --
Other                                              --            1,142                                1,142
                                          -------------     -------------     -------------      -------------
                                              425,813           27,441           (108,195)          345,059
Less current maturities                         8,508            3,498            (10,970)            1,036
                                          -------------     -------------     -------------      -------------
Long-term debt, less current
   maturities                             $   417,305       $   23,943        $   (97,225)       $  344,023
                                          =============     =============     =============      =============

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES

The federal, foreign and state income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of June 30, 1999 are as follows:


                                                                                                    Alliance
                                                                                                      Gaming
                                             Parent and            Non-                            Corporation
                                            Guaranteeing       Guaranteeing         Elimina-           and
                                            Subsidiaries       Subsidiaries          tions         Subsidiaries
                                           -------------      -------------      -------------     -------------
                                                                         (in 000's)
Deferred tax assets:
   Net operating loss carry forwards       $   17,668         $                  $                 $   17,668
   Foreign tax credit carry forwards            7,527                                                   7,527
   Inventory obsolescence reserves              2,564               743                                 3,307
   Bad debt reserves                            2,694                 3                                 2,697
   Accruals not currently deductible
      for tax purposes                          3,046               327                                 3,373
   Refinancing costs being amortized
     for tax purposes                          10,683                                                  10,683
   Other                                        2,003             6,167                                 8,170
                                           -------------      -------------      -------------     -------------
Total gross deferred tax assets                46,185             7,240                                53,425
Less:  Valuation allowance                    (42,063)           (2,380)                              (44,443)
                                           -------------      -------------      -------------     -------------
Deferred tax assets                        $    4,122         $   4,860          $     --          $    8,982
                                           -------------      -------------      -------------     =============

Deferred tax liabilities:
   Property and equipment, principally
     due to depreciation differences       $    2,650         $     699          $                 $    3,349
   Other                                        1,586             1,994                                 3,580
                                           -------------      -------------      -------------     -------------
Total gross deferred tax liabilities            4,236             2,693                                 6,929
                                           -------------      -------------      -------------     -------------
Net deferred tax assets (liabilities)      $     (114)        $   2,167          $     --          $    2,053
                                           =============      =============      =============     =============

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The federal, foreign and state income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of June 30, 2000 are as follows:


                                                                                                     Alliance
                                                                                                      Gaming
                                             Parent and              Non-                          Corporation
                                            Guaranteeing       Guaranteeing        Elimina-             and
                                            Subsidiaries       Subsidiaries         tions          Subsidiaries
                                           -------------      -------------      -------------     -------------
                                                                         (in 000's)
Deferred tax assets:
   Net operating loss carry forwards         $ 26,250            $                    $              $ 26,250
   Foreign tax credit carry forwards            7,527                                                   7,527
   Inventory obsolescence reserves              2,447                499                                2,946
   Bad debt reserves                            3,800                  5                                3,805
   Accruals not currently deductible
      for tax purposes                          3,182                248                                3,430
   Refinancing costs being amortized
     for tax purposes                           8,582                                                   8,582
   Other                                        2,464              7,029                                9,493
                                             --------            -------              ----           --------
Total gross deferred tax assets                54,252              7,781                               62,033
Less:  Valuation allowance                    (44,964)            (4,895)                             (49,859)
                                             --------            -------              ----           --------
Deferred tax assets                          $  9,288            $ 2,886              $ --           $ 12,174
                                             ========            =======              ====           ========

Deferred tax liabilities:
   Property and equipment, principally
     due to depreciation differences         $  6,238            $   391              $              $  6,629
   Other                                        3,687                 --                                3,687
                                             --------            -------              ----           --------
Total gross deferred tax liabilities            9,925                391                               10,316
                                             --------            -------              ----           --------
Net deferred tax assets (liabilities)        $   (637)           $ 2,495              $ --           $  1,858
                                             ========            =======              ====           ========

                  ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.        RESERVES AND ALLOWANCES

           The following tables represent the activity for each of the fiscal years ended June 30, 1998, 1999 and 2000 for each of the valuation reserve and allowance accounts (in 000's):


                                                  Balance at                                     Balance at
                                                 Beginning of                                      End of
                                                     Year        Additions     Deductions            Year
                                                     ----        ---------     ----------            ----
           Allowance for doubtful accounts:
           Year ended June 30, 2000                $13,696         $7,405        $   893           $20,208
           Year ended June 30, 1999                 13,041          3,817          3,162            13,696
           Year ended June 30, 1998                 23,901          2,722         13,582(a)         13,041

           Inventory valuation allowance:
           Year ended June 30, 2000                $ 7,077         $2,837        $ 3,254           $ 6,660
           Year ended June 30, 1999                  6,797          2,273          1,993             7,077
           Year ended June 30, 1998                  8,856            355          2,414             6,797

           Other assets valuation reserve:
           Year ended June 30, 2000                $ 3,468         $   --        $ 1,655           $ 1,813
           Year ended June 30, 1999                  3,488             --             20             3,468
           Year ended June 30, 1998                  3,502             18             32             3,488

----------

(a) Includes the $6.0 million net reversal of bad debt reserves related to the resolution of certain receivables sold with recourse to General Electric Capital Corporation. Such amount was included in unusual items in the accompanying consolidated statement of operations.