Form 10-Q
period 2000-09-30
ALLIANCE GAMING CORP
filed 2000-11-13
CIK 2491

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM      TO     .

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares of Common Stock, $0.10 par value, outstanding as of November 6, 2000, according to the records of the registrant's registrar and transfer agent was 10,155,580.

================================================================================

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                                   I N D E X



PART I. FINANCIAL INFORMATION                                                       PAGE
Item 1. Unaudited Financial Statements

        Unaudited Condensed Consolidated Balance Sheets as of June 30, 2000
             and September 30, 2000                                                   3

        Unaudited Condensed Consolidated Statements of Operations
             for the three months ended September 30, 1999 and 2000                   4

        Unaudited Condensed Consolidated Statements of Stockholders' Deficiency
             for the three months ended September 30, 2000                            5

        Unaudited Condensed Consolidated Statements of Cash Flows
             for the three months ended September 30, 1999 and 2000                   6

        Notes to Unaudited Condensed Consolidated Financial Statements                7

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                                21

Item 3. Quantitative and Qualitative Disclosures About Market Risk                   28


PART II. OTHER INFORMATION


Item 1. Legal Proceedings                                                            28

Item 6. Exhibits and Reports on Form 8-K                                             28


SIGNATURES                                                                           29

                                     PART 1

                           ALLIANCE GAMING CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In 000's, except share data)

                                                                                June 30,       Sept. 30,
                                                                                 2000            2000
                                                                               ---------       ---------
ASSETS
Current assets:
  Cash and cash equivalents                                                    $  32,044       $  41,279
  Short term investments                                                           2,000           2,000
  Accounts and notes receivable, net of allowance for doubtful
    accounts of $19,255 and $18,949                                               82,444          66,569
  Inventories, net of reserves of $6,660 and $6,103                               32,019          34,112
  Other current assets                                                            11,198          10,729
                                                                               ---------       ---------
    Total current assets                                                         159,705         154,689
                                                                               ---------       ---------
Long-term notes receivable, net of allowance for doubtful
  accounts of $954 and $958                                                        4,043           3,772
Leased equipment, net of accumulated depreciation of $10,713 and $11,486          16,959          18,557
Property, plant and equipment, net of accumulated depreciation
     of $60,028 and $61,582                                                       76,823          75,931
Excess of costs over net assets of acquired businesses, net of
  accumulated amortization of $5,946 and $6,185                                   54,994          53,596

Intangible assets, net of accumulated amortization of $20,609 and $21,601         21,850          20,561
Other assets, net of reserves of $1,813 and $1,788                                16,913          16,309
                                                                               ---------       ---------
        Total assets                                                           $ 351,287       $ 343,415
                                                                               =========       =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable                                                             $  10,367       $  13,488
  Accrued liabilities                                                             32,323          30,826
  Current maturities of long-term debt                                             1,036           1,000
                                                                               ---------       ---------
     Total current liabilities                                                    43,726          45,314
                                                                               ---------       ---------
Long-term debt, net                                                              344,023         335,795
Other liabilities                                                                 12,972          12,656
                                                                               ---------       ---------
        Total liabilities                                                        400,721         393,765
                                                                               ---------       ---------
Minority interest                                                                  1,361           1,362
Commitments and contingencies
Stockholders' deficiency:
  Special Stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 46,242 shares and 46,242 shares issued
      and outstanding                                                              4,624           4,624
  Common Stock, $.10 par value; 50,000,000 shares authorized;
      10,355,000 and 10,335,000 shares issued and outstanding                      1,034           1,034
  Treasury stock at cost, 83,000 shares and 83,000 shares                           (508)           (508)
  Additional paid-in capital                                                     141,130         141,130
  Accumulated other comprehensive loss                                           (21,790)        (26,072)
  Accumulated deficit                                                           (175,285)       (171,920)
                                                                               ---------       ---------
    Total stockholders' deficiency                                               (50,795)        (51,712)
                                                                               ---------       ---------
               Total liabilities and stockholders' deficiency                  $ 351,287       $ 343,415
                                                                               =========       =========

       See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                        (In 000's, except per share data)

                                                         Three Months Ended
                                                            September 30,
                                                       -------------------------
                                                          1999           2000
                                                       ---------       ---------
Revenues:
    Gaming equipment and systems                       $  39,784       $  33,661
    Wall machines and amusement games                     14,676          14,860
    Route operations                                      46,052          52,903
    Casino operations                                     16,690          18,592
                                                       ---------       ---------
                                                         117,202         120,016
                                                       ---------       ---------
Costs and expenses:
    Cost of gaming equipment and systems                  22,093          15,368
    Cost of wall machines and amusement games              9,954           8,295
    Cost of route operations                              36,648          42,616
    Cost of casino operations                              6,619           7,481
    Selling, general and administrative                   23,618          23,435
    Research and development                               3,549           3,183
    Depreciation and amortization                          6,324           6,507
                                                       ---------       ---------
                                                         108,805         106,885
                                                       ---------       ---------

Operating income                                           8,397          13,131

Other income (expense):
    Interest income                                          114             155
    Interest expense                                      (7,777)         (9,039)
    Minority interest                                       (468)           (543)
    Other, net                                               256             121
                                                       ---------       ---------
Income before income taxes                                   522           3,825
Income tax provision                                         (77)           (460)
                                                       ---------       ---------
Net income                                             $     445       $   3,365
                                                       =========       =========


Basic earnings per share                               $    0.04       $    0.33
                                                       =========       =========

Diluted earnings per share                             $    0.04       $    0.32
                                                       =========       =========

Weighted average common shares outstanding                10,156          10,252
                                                       =========       =========

Weighted average common and common
     share equivalents outstanding                        10,396          10,479
                                                       =========       =========


      See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                      Three Months Ended September 30, 2000
                                   (In 000's)

                                                                                                                           Total
                                                                                           Accumulated                     Stock-
                                    Common Stock                             Additional       Other                       holders'
                                  ----------------    Series E    Treasury     Paid-in    Comprehensive      Accum.        Equity
                                  Shares   Dollars  Special Stock  Stock       Capital         Loss         Deficit     (Deficiency)
                                  ------   -------  ------------- --------   ----------   -------------    ----------   ------------
Balances at June 30, 2000         10,335   $1,034      $4,624      $(508)     $141,130       $(21,790)     $(175,285)     $(50,795)

Net income                            --       --          --         --            --             --          3,365         3,365
Foreign currency translation
  adjustment                          --       --          --         --            --         (4,282)            --        (4,282)
                                  ------   ------      ------      -----      --------       --------      ---------      --------
Balances at September 30, 2000    10,335   $1,034      $4,624      $(508)     $141,130       $(26,072)     $(171,920)     $(51,712)
                                  ======   ======      ======      =====      ========       ========      =========      ========

       See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (In 000's)


                                                                               Three Months Ended
                                                                                  September 30,
                                                                             ----------------------
                                                                               1999          2000
                                                                             --------      --------
Cash flows from operating activities:
    Net income                                                               $    445      $  3,365
       Adjustments to reconcile net income to net
         cash provided by (used in) operating activities:
              Depreciation and amortization                                     6,324         6,507
              Amortization of debt discounts                                       13            13
              Write down of other assets                                          407            --
              (Gain) loss on sale of assets                                       (18)         (137)
              Provision for losses on doubtful receivables                        523         1,234
              Other                                                              (596)          150
       Net change in operating assets and liabilities:
              Accounts and notes receivable                                    (1,873)       11,941
              Inventories                                                      (7,778)       (5,407)
              Other current assets                                                118           351
              Accounts payable                                                  2,246         3,260
              Accrued liabilities                                              (5,896)         (938)
                                                                             --------      --------
                  Net cash provided by (used in) operating activities          (6,085)       20,339
                                                                             --------      --------

Cash flows from investing activities:
       Additions to property, plant and equipment                              (4,502)       (3,928)
       Proceeds from disposal of property and equipment and other assets           27            --
       Additions to other long term assets                                     (1,187)         (231)
                                                                             --------      --------
                  Net cash used in investing activities                        (5,662)       (4,159)
                                                                             --------      --------

Cash flows from financing activities:
       Reduction of long-term debt                                               (387)       (1,444)
       Net increase (decrease) in revolving credit facility                    17,221        (5,096)
       Proceeds from exercise of stock options                                     10            --
                                                                             --------      --------
            Net cash provided by (used in) financing activities                16,844        (6,540)
                                                                             --------      --------

Effect of exchange rate changes on cash                                           167          (405)

Cash and cash equivalents:
           Increase for period                                                  5,264         9,235
           Balance, beginning of period                                        16,930        32,044
                                                                             --------      --------
           Balance, end of period                                            $ 22,194      $ 41,279
                                                                             ========      ========


       See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000


1. BASIS OF PRESENTATION

        The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to present fairly the financial position, results of operations and cash flows of Alliance Gaming Corporation ("Alliance" or the "Company") for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results which may be expected for any other interim period or for the year as a whole. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's annual report on Form 10-K as amended for the year ended June 30, 2000. All intercompany accounts and transactions have been eliminated in consolidation.

        The accompanying condensed consolidated financial statements at June 30, 2000, were derived from audited consolidated financial statements, but do not include all disclosures required under generally accepted accounting principles.

2. INVENTORIES

        Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Cost elements included for work-in-process and finished goods include raw materials, freight, direct labor and manufacturing overhead.

        Inventories, net of reserves, consist of the following:

                             June 30,    Sept. 30,
                              2000         2000
                             --------    ---------
                                 (in 000's)
Raw materials                $14,143     $13,377
Work-in-process                  948       1,637
Finished goods                16,928      19,098
                             -------     -------
       Total inventories     $32,019     $34,112
                             =======     =======

3. DEBT, REVOLVING CREDIT FACILITY

        Long-term debt consists of the following (in 000s):

                                                               June 30,     Sept. 30,
                                                                 2000         2000
                                                               --------     --------
10% Senior Subordinated Notes due 2007, net of
          unamortized discount of $649 and $636                $149,351     $149,364
Term loan facilities:
    Tranche B Term Loan                                          70,641       69,936
    Tranche C Term Loan                                          37,776       37,388
    Delayed Draw Term Facility                                   23,789       23,552
Revolving Credit Facility                                        62,360       55,610
Other, secured by related equipment                               1,142          945
                                                               --------     --------
                                                                345,059      336,795
Less current maturities                                           1,036        1,000
                                                               --------     --------
Long-term debt, less current maturities                        $344,023     $335,795
                                                               ========     ========

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000


The Company's bank debt consists of: (i) term loans with an original principal balance in August 1997 of $140 million, comprised of a $75 million tranche with a 7 1/2-year term (the "Tranche B Term Loan"), a $40 million tranche with an 8-year term (the "Tranche C Term Loan"), and a $25 million tranche with a 7 1/2-year term (the "Delayed Draw Term Facility" and together with the Tranche B Term Loan and the Tranche C Term Loan, the "Term Loan Facilities"); and (ii) an $80 million revolving credit facility (the "Revolving Credit Facility") with a 6-year term. Each of the term loans and credit facility require variable rate borrowings with interest rates which are based on a credit grid. The interest rates which are currently at the highest level of the credit grid and maturity dates are as follows:

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

The Revolving Credit Facility also allows for German Deutschemark borrowings at the Euro-deutschemark rate plus 3.75% (or 8.8% at September 30, 2000).

At September 30, 2000, borrowings under the $80.0 million Revolving Credit Facility totaled $55.6 million, of which $18.6 million were German Deutschemark borrowings. Based on the terms of the revolving credit facility, the Company would have been able to borrow an additional $2.2 million as of September 30, 2000. The borrowing base for the revolving credit facility includes eligible receivables and inventory (as defined).

The bank facility is collateralized by substantially all domestic property and is guaranteed by each domestic subsidiary of the U.S. Borrower and German Subsidiaries (both as defined), other than the entity which holds the Company's interest in its Louisiana operations and other non-material subsidiaries (as defined), and secured by both a U.S. and German Pledge Agreement (both as defined). The bank facility contains a number of maintenance covenants and it and the indenture have other significant covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries to dispose of assets, incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of the Company's subsidiaries, engage in mergers or acquisitions, or engage in certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities. The Company is in compliance with the credit agreement debt covenants as of September 30, 2000. The Company is also in compliance with the operational covenants contained in the indenture for the Senior Subordinated Notes.

The Senior Subordinated Notes bear interest at 10%, are due in 2007, and are general unsecured obligations of the Company, ranking subordinate in right of payment to all Senior Debt (as defined) of the Company, including indebtedness under the bank facility. The Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by all existing and future domestic Restricted Subsidiaries of the Company, subject to certain exceptions including the partially-owned entities through which its Mississippi casino and Louisiana route operations are conducted. The Subsidiary Guarantees are general unsecured obligations of the Guarantors, ranking subordinate in right of payment to all Senior Debt of the Guarantors.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000


4. INCOME TAXES

        The Company's effective tax rate for the three months ended September 30, 1999, and 2000, differs from the statutory rate of 35% due to state income taxes and the impact of taxes applicable to earnings of Bally Wulff. In addition, no tax expense has been recorded for the taxable income produced by the Companies' domestic subsidiaries as such earnings were offset against net operating loss carryforwards.

5. SUPPLEMENTAL CASH FLOW INFORMATION

        The following supplemental information is related to the unaudited condensed consolidated statements of cash flows.

                                                                   Three months ended
                                                                     September 30,
                                                                  -------------------
                                                                   1999         2000
                                                                  -------      ------
                                                                       (In 000's)
     Non-cash transactions:
     Reclassify other assets to property, plant and equipment     $    93      $2,332
     Dividends for Series E Special Stock                             442          --
     Reclassify inventory to equipment                              3,694          --
     Translation rate adjustment                                    1,511       3,880
     Conversion of Series E Special Stock into common shares       11,098          --


6. COMPREHENSIVE INCOME (LOSS)

        As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires the changes in the Company's cumulative translation adjustment account (which is a component of stockholders' deficiency) to be included as a component of other comprehensive income
        (loss).

        During the three months ended September 30, 1999, and 2000, total comprehensive income (loss) amounted to $2.1 million and $(0.9) million respectively.


7. SHARE REPURCHASE PLAN

        In January 1999 the Company's Board of Directors approved a share repurchase plan for up to 1.18 million shares of its Common Stock. Under the plan, subject to price and market conditions, purchases of shares are made from time to time in the open market or in privately negotiated transactions. As of September 30, 1999, the Company had approximately 83,000 shares of common stock in treasury at a cost of $508,000. During the quarter ended September 30, 2000, the Company announced its intention to resume its share repurchase plan. Subsequent to September 30, 2000, and prior to the filing of this Form 10-Q, the Company repurchased an additional 104,000 shares at an average price of $4.19. The Company has from time to time used the acquired common stock to satisfy obligations pursuant to the exercise of stock options under the Company's stock option plans.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000


8. EARNINGS PER SHARE

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

        The computation of Basic and Diluted EPS is as follows:

                                                                 Three months ended
                                                                   September 30,
                                                                -------------------
                                                                 1999         2000
                                                                -------     -------
                                                          (In 000's except per share data)
        Net income                                              $   445     $ 3,365

        Wt. average common shares outstanding                    10,156      10,252
           Dilutive effect of stock options outstanding              15           2
           Dilutive effect of Series E Special Stock                225         225
                                                                -------     -------
        Wt. average common and potential shares outstanding      10,396      10,479

        Basic earnings per share                                $  0.04     $  0.33
                                                                =======     =======
        Diluted earnings per share                              $  0.04     $  0.32
                                                                =======     =======

        Stock options and warrants outstanding that were potentially convertible into approximately 2.4 million common shares as of September 30, 2000, were not included in the computation of Diluted EPS because either (i) the exercise price was greater than the average market price of the common shares during the period or (ii) the contingent issue price was greater that the market price of the common shares at the end of the period.

        In June 1996, the Company issued 113,160 shares of Series E Special Stock to certain holders of the Company's 7 1/2% Convertible Subordinated Debentures who, as part of an exchange offer, elected to receive such stock in lieu of receiving common stock. The holders of shares of Series E Special Stock have no voting rights except as required by law. Each share of Series E Special Stock accrued non-cash dividends at an annual rate of 11 1/2%, however the dividend requirement concluded on July 1, 1999. The Series E Special Stock is convertible into common stock at a conversion rate of 4.859 shares of common stock per share of Series E Special Stock, subject to adjustment under certain circumstances. During the fiscal year ended June 30, 2000, approximately 112,000 shares of Series E Special Stock were converted into approximately 544,000 shares of common stock, and no such conversions have occurred during the three months ended September 30, 2000. Upon full conversion of the remaining shares of Series E Special stock, an additional 224,690 shares of common stock will be issued.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000


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

        The table below presents information as to the Company's revenues and operating income:

                                                      Three Months Ended
                                                         September 30,
                                                    ------------------------
                                                      1999            2000
                                                    ---------      ---------
                                                           (In $000's)
         Revenues:
              Gaming equipment and systems          $  39,784      $  33,661
              Wall machines and amusement games        14,676         14,860
              Route operations                         46,052         52,903
              Casino operations                        16,690         18,592
                                                    ---------      ---------
         Total revenues                             $ 117,202      $ 120,016
                                                    =========      =========

         Intersegment revenues:
              Gaming equipment and systems          $   5,427      $   2,433
              Wall machines and amusement games            16             13
              Route operations                             --             --
              Casino operations                            --             --
                                                    ---------      ---------
         Total intersegment revenues                $   5,443      $   2,446
                                                    =========      =========

         Operating income (loss):
              Gaming equipment and systems          $   5,003      $   5,673
              Wall machines and amusement games        (1,830)           534
              Route operations                          3,029          3,743
              Casino operations                         5,964          6,155
              Corporate and unusual items              (3,769)        (2,974)
                                                    ---------      ---------
         Total operating income                     $   8,397      $  13,131
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

                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000


     The table below presents information as to the Company's revenues and operating income by geographic region:

                                       Three Months Ended
                                         September 30,
                               --------------------------------
                                   1999               2000
                               -----------          -----------
                                          (In $000's)
Revenues:
     United States               $  94,580          $101,246
     Germany                        16,946            16,710
     Other foreign                   5,676             2,060
                                 ---------          --------
Total revenues                   $ 117,202          $120,016
                                 =========          ========
Operating income (loss):
     United States               $  10,482          $ 12,003
     Germany                        (1,980)              380
     Other foreign                    (105)              748
                                 ---------          --------
Total operating income           $   8,397          $ 13,131
                                 =========          ========

10. ASSETS HELD FOR SALE

        The company has entered into a definitive agreement for the sale of its Nevada Route Operations for approximately $118 million. This transaction is expected to close before June 2001. The following table presents the net assets held for sale of the Nevada Route:

                                                June 30,       Sept. 30,
                                                  2000           2000
                                                -------        ---------
       ASSETS
Current assets:
Cash and cash equivalents (a)                   $13,639         $12,948
Accounts and notes receivable, net                3,923           3,985
Other current assets                              5,332           4,331
                                                -------         -------
Total current assets                             22,894          21,264
                                                -------         -------
Long-term notes receivable                        1,310           1,269
Property, plant and equipment, net               17,891          17,805
Intangible assets, net                           12,186          11,580
Other assets, net                                 3,910           3,981
                                                -------         -------
         Total assets                           $58,191         $55,899
                                                =======         =======

        LIABILITIES
Current liabilities:
   Accounts payable                             $ 1,590         $   943
   Accrued liabilities                            2,583           2,925
   Current maturities of long-term debt             521             317
                                                -------         -------
           Total Liabilities                      4,694           4,185
                                                -------         -------

  Net Asset                                     $53,497         $51,714
                                                =======         =======


(a) The definitive agreement requires certain minimum levels of cash be placed into vaults, change banks and gaming devices at the time of the consummation of the transaction. Therefore, the cash balances shown may differ from the amounts actually transferred at the time of sale.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000


11. UNAUDITED CONSOLIDATING FINANCIAL STATEMENTS

        The following unaudited condensed consolidating financial statements are presented to provide certain financial information regarding guaranteeing and non-guaranteeing subsidiaries in relation to the Company's Senior Subordinated Notes (see note 2). The financial information presented includes Alliance Gaming Corporation (the "Parent") and its wholly-owned guaranteeing subsidiaries (together the "Parent and Guaranteeing Subsidiaries"), and the non-guaranteeing subsidiaries Video Services, Inc., United Gaming Rainbow, BGI Australia Pty. Limited, Bally Gaming de Puerto Rico, Inc., and Alliance Automaten GmbH & Co. KG (the subsidiary that holds the Company's German interests) (together the "Non-Guaranteeing Subsidiaries"). The notes to consolidating financial statements should be read in conjunction with these consolidating financial statements.

                          ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          CONSOLIDATING BALANCE SHEETS
                                 June 30, 2000
                                   (In 000's)

                                                                                                                      Alliance
                                                                                                                       Gaming
                                                             Parent and            Non-                              Corporation
                                                            Guaranteeing       Guaranteeing          Elimina-            and
                                                            Subsidiaries       Subsidiaries           tions          Subsidiaries
                                                            ------------       ------------         ---------        ------------
ASSETS
Current assets:
  Cash and cash equivalents                                   $  19,528          $  12,516          $      --          $  32,044
  Short term investments                                             --              2,000                 --              2,000
  Accounts and notes receivable, net                             44,889             41,603             (4,048)            82,444
  Inventories, net                                               18,452             13,567                                32,019
  Other current assets                                            8,831              2,367                                11,198
                                                              ---------          ---------          ---------          ---------
      Total current assets                                       91,700             72,053             (4,048)           159,705
                                                              ---------          ---------          ---------          ---------
Long-term notes receivable, net                                 104,342                942           (101,241)             4,043
Leased equipment, net                                             9,618              7,341                                16,959
Property, plant and equipment, net                               42,152             34,671                                76,823
Excess of costs over net assets of acquired
  businesses, net                                                37,845             17,149                                54,994
Intangible assets, net                                           21,567                283                                21,850
Investments in subsidiaries                                      70,933                               (70,933)                --
Other assets, net                                                39,425            (18,600)            (3,912)            16,913
                                                              ---------          ---------          ---------          ---------
                                                              $ 417,582          $ 113,839          $(180,134)         $ 351,287
                                                              =========          =========          =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable                                            $   8,232          $   2,135          $                  $  10,367
  Accrued liabilities                                            20,743             12,707             (1,127)            32,323
  Current maturities of long-term debt                            4,488              3,498             (6,950)             1,036
                                                              ---------          ---------          ---------          ---------
      Total current liabilities                                  33,463             18,340             (8,077)            43,726
                                                              ---------          ---------          ---------          ---------
Long term debt                                                  421,328             23,897           (101,202)           344,023
Other liabilities                                                12,225                879               (132)            12,972
                                                              ---------          ---------          ---------          ---------
      Total liabilities                                         467,016             43,116           (109,411)           400,721
                                                              ---------          ---------          ---------          ---------
Minority interest                                                 1,361                                                    1,361
Commitments and contingencies
Stockholders' equity (deficiency):
  Series E Special Stock                                          4,624                                                    4,624
  Common Stock                                                    1,034             17,832            (17,832)             1,034
  Treasury stock                                                   (508)                                                    (508)
  Additional paid-in capital                                    141,130              7,862             (7,862)           141,130
  Accumulated other comprehensive loss                          (21,790)           (21,810)            21,810            (21,790)
  Retained earnings (accumulated deficit)                      (175,285)            66,839            (66,839)          (175,285)
                                                              ---------          ---------          ---------          ---------
     Total stockholders' equity (deficiency)                    (50,795)            70,723            (70,723)           (50,795)
                                                              ---------          ---------          ---------          ---------
                                                              $ 417,582          $ 113,839          $(180,134)         $ 351,287
                                                              =========          =========          =========          =========


                        See accompanying unaudited note.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          CONSOLIDATING BALANCE SHEETS
                               September 30, 2000
                                   (In 000's)

                                                                                                     Alliance
                                                                                                       Gaming
                                                     Parent and        Non-                         Corporation
                                                    Guaranteeing   Guaranteeing       Adjust-           and
                                                    Subsidiaries   Subsidiaries        ments        Subsidiaries
                                                    ------------   ------------      ---------      ------------
ASSETS
Current assets:
  Cash and cash equivalents                          $  26,642       $  14,637       $      --       $  41,279
  Short term investments                                                 2,000                           2,000
  Accounts and notes receivable, net                    33,286          36,999          (3,716)         66,569
  Inventories, net                                      23,985          10,127              --          34,112
  Other current assets                                   8,341           2,388              --          10,729
                                                     ---------       ---------       ---------       ---------
   Total current assets                                 92,254          66,151          (3,716)        154,689
                                                     ---------       ---------       ---------       ---------
Long-term notes receivable, net                        105,653             687        (102,568)          3,772
Leased equipment, net                                   11,848           6,709              --          18,557
Property, plant and equipment, net                      41,746          34,185              --          75,931
Excess of costs over net assets of acquired
    businesses, net                                     37,587          16,009              --          53,596
Intangible assets, net                                  20,323             238              --          20,561
Investment in subsidiaries                              69,661              --         (69,661)             --
Other assets, net                                       37,287         (17,402)         (3,576)         16,309
                                                     ---------       ---------       ---------       ---------
                                                     $ 416,359       $ 106,577       $(179,521)      $ 343,415
                                                     =========       =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable                                   $  11,086       $   2,402       $      --       $  13,488
  Accrued liabilities                                   20,510          11,260            (944)         30,826
  Current maturities of long-term debt                   4,196           3,269          (6,465)          1,000
                                                     ---------       ---------       ---------       ---------
  Total current liabilities                             35,792          16,931          (7,409)         45,314
                                                     ---------       ---------       ---------       ---------
Long term debt                                         418,900          19,454        (102,559)        335,795
Other liabilities                                       12,017             739            (100)         12,656
                                                     ---------       ---------       ---------       ---------
  Total liabilities                                    466,709          37,124        (110,068)        393,765
                                                     ---------       ---------       ---------       ---------
Minority interest                                        1,362              --              --           1,362
Commitments and contingencies Stockholders'
  equity (deficiency):
  Series E Special Stock                                 4,624              --              --           4,624
  Common Stock                                           1,034          17,832         (17,832)          1,034
  Treasury stock                                          (508)             --              --            (508)
  Additional paid-in capital                           141,130           7,862          (7,862)        141,130
  Accumulated other comprehensive income               (26,072)        (26,092)         26,092         (26,072)
  Retained earnings (accumulated deficit)             (171,920)         69,850         (69,850)       (171,920)
                                                     ---------       ---------       ---------       ---------
  Total stockholders' equity (deficiency)              (51,712)         69,452         (69,452)        (51,712)
                                                     ---------       ---------       ---------       ---------
                                                     $ 416,359       $ 106,576       $(179,520)      $ 343,415
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

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                     CONSOLIDATING STATEMENTS OF OPERATIONS

                      Three Months Ended September 30, 1999
                                   (In 000's)

                                                                                             Alliance
                                                                                              Gaming
                                             Parent and          Non-                       Corporation
                                            Guaranteeing     Guaranteeing      Adjust-          and
                                            Subsidiaries     Subsidiaries       ments       Subsidiaries
                                            ------------     ------------      -------      ------------
Revenues:
  Gaming equipment and systems                 $37,524          $ 7,284        $(5,024)       $39,784
  Wall machines and amusement games                              14,676                        14,676
  Route operations                              41,231            4,821                        46,052
  Casino operations                              4,128           12,562                        16,690
                                               -------          -------        -------        -------
                                                82,883           39,343         (5,024)       117,202
Costs and expenses:
  Cost of gaming equipment and systems          21,056            6,061         (5,024)        22,093
  Cost of wall machines and amusement games                       9,954                         9,954
  Cost of route operations                      33,532            3,116                        36,648
  Cost of casino operations                      2,112            4,507                         6,619
  Selling, general and administrative           14,736            8,882                        23,618
  Research and development                       2,811              738                         3,549
  Depreciation and amortization                  4,417            1,907                         6,324
                                               -------          -------        -------        -------
                                                78,664           35,165         (5,024)       108,805

Operating income                                 4,219            4,178                         8,397

Earnings in consolidated subsidiaries            1,947                          (1,947)

Other income (expense):
  Interest income                                  135              107           (128)           114
  Interest expense                              (7,465)            (438)           126         (7,777)
  Rainbow royalty                                1,475           (1,475)
  Minority interest                               (468)                                          (468)
  Other, net                                       315              (59)                          256
                                               -------          -------        -------        -------
Income before income taxes                         158            2,313         (1,949)           522
Income tax benefit (provision)                     289             (366)                          (77)
                                               -------          -------        -------        -------
Net income                                      $  447           $1,947        $(1,949)        $  445
                                                ======           =======       ========        ======


                        See accompanying unaudited note.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                     CONSOLIDATING STATEMENTS OF OPERATIONS

                      Three Months Ended September 30, 2000
                                   (In 000's)

                                                                                                        Alliance
                                                                                                         Gaming
                                                  Parent and          Non-                            Corporation
                                                 Guaranteeing     Guaranteeing        Adjust-             and
                                                 Subsidiaries     Subsidiaries         ments          Subsidiaries
                                                 ------------     ------------       ---------        ------------
Revenues:
  Gaming equipment and systems                     $ 32,102         $  3,911         $  (2,352)        $  33,661
  Wall machines and amusement games                      --           14,860                --            14,860
  Route operations                                   48,553            4,350                --            52,903
  Casino operations                                   4,300           14,292                --            18,592
                                                   --------         --------         ---------         ---------
                                                     84,955           37,413            (2,352)          120,016
Costs and expenses:
  Cost of gaming equipment and systems               15,312            2,408            (2,352)           15,368
  Cost of wall machines and amusement games              --            8,295                --             8,295
  Cost of route operations                           39,829            2,787                --            42,616
  Cost of casino operations                           2,343            5,138                --             7,481
  Selling, general and administrative                14,340            9,095                --            23,435
  Research and development                            2,580              603                --             3,183
  Depreciation and amortization                       4,554            1,953                --             6,507
                                                   --------         --------         ---------         ---------
                                                     78,958           30,279            (2,352)          106,885
                                                   --------         --------         ---------         ---------
Operating income                                      5,997            7,134                --            13,131
Earnings in consolidated subsidiaries                 3,926               --            (3,926)               --

Other income (expense):
  Interest income                                       154               77               (76)              155
  Interest expense                                   (8,599)            (516)               76            (9,039)
  Rainbow royalty                                     1,703           (1,703)               --                --
  Minority interest                                    (543)              --                --              (543)
  Other, net                                            482             (361)               --               121
                                                   --------         --------         ---------         ---------
Income before income taxes                            3,120            4,631            (3,926)            3,825
Income tax benefit (provision)                          245             (705)               --              (460)
                                                   --------         --------         ---------         ---------
Net income                                         $  3,365         $  3,926         $  (3,926)        $   3,365
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

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                      Three Months Ended September 30, 1999
                                   (In 000's)

                                                                                                      Alliance
                                                                                                       Gaming
                                                     Parent and          Non-                       Corporation
                                                    Guaranteeing     Guaranteeing      Adjust-          and
                                                    Subsidiaries     Subsidiaries      ments        Subsidiaries
                                                    ------------     ------------      -------      ------------
Net cash provided by (used in)
  operating activities                                $(10,996)         $ 5,587        $ (676)        $(6,085)
                                                      --------          -------        ------         -------
Cash flows from investing activities:
  Additions to property and equipment                   (2,794)          (1,708)                       (4,502)
  Proceeds from disposal of property and equipment                           27                            27
  Additions to other long term assets                   (1,158)             (29)                       (1,187)
                                                      --------          -------        ------         -------
      Net cash used in investing activities             (3,952)          (1,710)                       (5,662)
                                                      --------          -------        ------         -------
Cash flows from financing activities:
    Reduction of long-term debt                           (251)            (812)          676            (387)
  Net increase in revolving credit facility             14,500            2,721                        17,221
  Proceeds from exercise of stock options                   10                                             10
  Dividends received (paid)                              3,700           (3,700)
                                                      --------          -------        ------         -------
      Net cash provided by (used in) financing
              activities                                17,959           (1,791)          676          16,844
                                                      --------          -------        ------         -------
Effect of exchange rate changes on cash                      2              165                           167

Cash and cash equivalents:
  Increase for period                                    3,013            2,251                         5,264
  Balance, beginning of period                           6,065           10,865                        16,930
                                                      --------          -------        ------         -------
  Balance, end of period                              $  9,078          $13,116      $                $22,194
                                                      ========          =======      ========         =======


                        See accompanying unaudited note.

                          ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                     Three Months Ended September 30, 2000
                                   (In 000's)

Alliance
                                                                                           Gaming
                                                   Parent and        Non-                Corporation
                                                  Guaranteeing   Guaranteeing   Adjust-      and
                                                  Subsidiaries   Subsidiaries    ments    Subsidiaries
                                                  ------------   ------------   -------  -------------
Net cash provided by (used in)
  operating activities                               $12,362       $ 8,704       $(727)     $20,339
                                                     -------       -------       -----      -------
Cash flows from investing activities:
  Additions to property and equipment                 (1,599)       (2,329)                  (3,928)
  Proceeds from disposal of property and
    equipment and other assets                            --            --                       --
  Additions to other long term assets                   (228)           (3)                    (231)
                                                     -------       -------       -----      -------
      Net cash used in investing activities           (1,827)       (2,332)                  (4,159)
                                                     -------       -------       -----      -------
Cash flows from financing activities:
  Reduction of long-term debt                         (1,330)         (841)        727       (1,444)
  Net decrease in revolving credit facility           (3,002)       (2,094)                  (5,096)
  Dividends received (paid)                              915          (915)
                                                     -------       -------       -----      -------
      Net cash provided by (used in)
      financing activities                            (3,417)       (3,850)        727       (6,540)
                                                     -------       -------       -----      -------
Effect of exchange rate changes on cash                   (4)         (401)                    (405)

  Cash and cash equivalents:
  Increase for period                                  7,114         2,121                    9,235
  Balance, beginning of period                        19,528        12,516                   32,044
                                                     -------       -------       -----      -------
  Balance, end of period                             $26,642       $14,637       $          $41,279
                                                     =======       =======       =====      =======


                        See accompanying unaudited note.

                         ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


DEBT AND REVOLVING CREDIT FACILITY

Long-term debt and lines of credit at June 30, 2000 consisted of the following :


                                                                                                      Alliance
                                                                                                        Gaming
                                             Parent and            Non-                              Corporation
                                             Guaranteeing     Guaranteeing         Elimina-              and
                                             Subsidiaries     Subsidiaries          tions           Subsidiaries
                                             ------------     ------------         ---------        ------------
                                                               (in 000's)
10% Senior Subordinated Notes due
    2007, net of unamortized discount         $ 149,351         $                  $                  $ 149,351
Term loan facilities:
  Tranche B Term Loan                            70,641                                                  70,641
  Tranche C Term Loan                            37,776                                                  37,776
  Delayed Draw Term Facility                     23,789                                                  23,789
Revolving Credit Facility                        40,000            22,360                                62,360
Intercompany notes payable                      104,256             3,939           (108,195)
Other                                                               1,142                                 1,142
                                              ---------         ---------          ---------          ---------
                                                425,813            27,441           (108,195)           345,059
Less current maturities                           8,508             3,498            (10,970)             1,036
                                              ---------         ---------          ---------          ---------
Long-term debt, less current
  maturities                                  $ 417,305         $  23,943          $ (97,225)         $ 344,023
                                              =========         =========          =========          =========


       Long-term debt and lines of credit at September 30, 2000 consisted of the following:


                                                                                                      Alliance
                                                                                                       Gaming
                                             Parent and            Non-                              Corporation
                                            Guaranteeing      Guaranteeing          Adjust-              and
                                            Subsidiaries      Subsidiaries           ments           Subsidiaries
                                            ------------      ------------         ---------         ------------
                                                              (in 000's)
10% Senior Subordinated Notes due
    2007, net of unamortized discount         $ 149,364                                               $ 149,364
Term loan facilities:
  Tranche B Term Loan                            69,936                                                  69,936
  Tranche C Term Loan                            37,388                                                  37,388
  Delayed Draw Term Facility                     23,552                                                  23,552
Revolving Credit Facility                        37,000            18,610                                55,610
Intercompany notes payable                      105,856             3,168           (109,024)
Other                                                 -               945                                   945
                                              ---------         ---------          ---------          ---------
                                                423,096            22,723           (109,024)           336,795
Less current maturities                             539             3,269             (2,808)             1,000
                                              ---------         ---------          ---------          ---------
Long-term debt, less current
  maturities                                  $ 422,557         $  19,454          $(106,216)         $ 335,795
                                              =========         =========          =========          =========

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, based on the terms of the amended $80.0 million revolving credit facility, the Company would have been able to borrow $57.8 million under the facility, of which the Company had borrowings of approximately $55.6 million outstanding. As of September 30, 2000, the unborrowed availability on the revolving credit facility was approximately $2.2 million. The borrowing base for the revolving credit facility consists of eligible receivables and inventory, as defined in the credit agreement.

At September 30, 2000, the Company had $41.3 million in cash and cash equivalents. Consolidated cash and cash equivalents at September 30, 2000, includes approximately $20.6 million of cash and cash equivalents used in casino and route operations and held in vaults, cages or change banks.

The Company is in compliance with the financial and maintenance covenants under both the credit agreement for the Bank Facility, as amended, and the indenture for the Senior Subordinated Notes.

Consistent with the Company's plan to expand the proprietary gaming operations of its Bally Gaming and Systems business unit, the Company has increased its investment in leased gaming equipment during the three months ended September 30, 2000. The Company will continue the roll out of, and thus increase its investment in, these proprietary games and wide area progressive games in the future. Due in part to the lower level of revenues from Bally Gaming and Systems and increased collections on accounts receivable, the borrowing base for the Company's revolving line of credit had declined by $9.2 million from June 30, 2000, to September 30, 2000. The Company is actively managing its working capital and other assets. The fifth amendment to the bank credit agreement allows the Company to obtain third party financing for up to $15 million for is proprietary gaming operations of Bally Gaming and Systems. This financing may be in the form of traditional secured borrowings or lease type financing. While management believes that cash flow from operating activities, cash and cash equivalents held and the remaining borrowing availability under the revolving credit facility will provide the Company with sufficient capital resources and liquidity for ongoing operating needs, it will continue to actively manage its working capital by continuing its active collections on accounts receivable and managing levels of raw material and finished goods inventories. At September 30, 2000, the Company did not have any significant commitments for capital expenditures.

In October 1999, the Company received consents from its bank group to pursue the sale of certain route and casino assets. In August 2000, the Company signed a definitive agreement with UC Acquisitions Company, LLC, an independent third-party gaming operator, for the sale of its Nevada-based route operations. The gross selling price, which is based on a multiple of cash flows for the 12 month period prior to closing, is estimated to be approximately $118 million, consisting of $6 million in preferred stock and $112 million in cash, which will be used to pay down certain lease obligations, pay transactional fees and expenses, with the remainder (estimated to be approximately $95 million) to be used to reduce the Term Loans. This transaction is contingent on the buyer obtaining suitable financing and obtaining approvals from various regulatory bodies, a process which the Company expects will be completed before June 2001.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


WORKING CAPITAL

During the three months ended September 30, 2000, working capital decreased $6.6 million to $109.4 million compared to $116.0 million at June 30, 2000. The primary fluctuations in working capital were an increase in cash and cash equivalents due to cash received from reductions in accounts receivable, increases in finished goods inventories, offset by increases in current liabilities.

CASH FLOWS

During the three months ended September 30, 2000, the Company generated $20.3 million of cash flows from operating activities, which included an $11.9 million net decrease in accounts and notes receivable, $5.4 million net increase in inventories and a $3.3 million net increase in accounts payable.

During the three months ended September 30, 2000, the Company used $4.2 million of cash in investing activities resulting primarily from approximately $3.9 million in capital expenditures and $0.3 million in additions to other long-term assets.

During the three months ended September 30, 2000, $6.5 million was used in financing activities primarily resulting from reductions in the Company's revolving credit facility of $5.1 million and $1.4 million of scheduled reductions of the Company's term debt.

The Bank Facility is collateralized by substantially all domestic property and is guaranteed by each domestic subsidiary of the U.S. Borrower and German Subsidiaries (both as defined), other than the entity which holds the Company's interest in its Louisiana operations and other non-material subsidiaries, and is secured by both a U.S. and German Pledge Agreement. The Bank Facility contains a number of maintenance covenants, and it and the Indenture have other significant covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries to dispose of assets, incur additional indebtedness, issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of the Company's subsidiaries, engage in mergers or acquisitions, or engage in certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities.



CUSTOMER FINANCING

Management believes that customer financing terms and leasing have become an increasingly important competitive factor for the Bally Gaming and Systems and Bally Wulff subsidiaries, respectively. Competitive conditions sometimes require the Company to grant extended payment terms on gaming machines, systems and other gaming equipment, especially for sales in emerging markets. While these financings are normally collateralized by such equipment, the resale value of the collateral in the event of default may be less than the amount financed. Accordingly, the Company will have greater exposure to the financial condition of its customers in emerging markets than has historically been the case in established markets like Nevada and Atlantic City. Bally Wulff provides customer financing for approximately 20% of its sales and also provides lease financing to its customers. Lease terms are generally for six months, but are also available for 12 up to 43 month terms.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


EURO CURRENCY CONVERSION

The Company's Bally Wulff subsidiary uses the German Deutschemark as its functional currency. The new Euro currency will replace the deutschmark as well as most other European currencies after a phase-in period which began January 1, 1999. As most of Bally Wulff's transactions are within Germany, the switch to the Euro is not expected to have a material impact on revenues, expenses or income. The new Euro coins and bills will become the official currency in January 2002. The Company's products can be brought into Euro compliance by moving a switch inside the wall machine, replacing the coin tubes, and modifying the front glass to indicate Euros. Management believes the cost of the implementing the Euro conversion will be borne by the customers.

The Company currently has borrowings outstanding on its line of credit facility, a portion of which has a floating rate of interest tied to the Euro deutschmark rate. Upon the full implementation of the Euro, as of January 1, 2002, the interest rate will be tied to this new index. The impact of the change in this index, if any, is not known and cannot be quantified at this time.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000



 RESULTS OF OPERATIONS:

GENERAL

The following tables set forth the earnings (loss) before interest, taxes, depreciation and amortization (EBITDA) and operating income (loss) for the four business units excluding unusual charges, for the following periods:


                                              Three Months Ending
                                                 September 30,
                                           --------------------------
                                              1999             2000
                                           --------          --------
                                                   (In $000's)
EBITDA BY BUSINESS UNIT:
Bally Gaming and Systems                   $  6,785          $  7,668
Wall Machines and Amusement Games              (610)            1,907
Route Operations                              5,423             5,930
Casino Operations                             6,473             6,703
Corporate Administrative Expenses            (3,350)           (2,570)
                                           --------          --------
EBITDA                                     $ 14,721          $ 19,638
                                           ========          ========

OPERATING INCOME (LOSS):
 Bally Gaming and Systems                  $  5,003          $  5,673
 Wall Machines and Amusement Games           (1,830)              534
 Route Operations                             3,029             3,743
 Casino Operations                            5,964             6,155
 Corporate Administrative Expenses           (3,769)           (2,974)
                                           --------          --------
Total Operating Income                     $  8,397          $ 13,131
                                           ========          ========


The Company believes that the analysis of EBITDA is a useful tool; however, this information should not be construed as an alternative to net income (loss) or any other GAAP measure of performance as an indicator of the Company's performance or GAAP-defined cash flows generated by operating, investing and financing activities as an indicator of cash flows or a measure of liquidity. EBITDA may not be comparable to similarly titled measures reported by other companies.


THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000


BALLY GAMING AND SYSTEMS

For the quarter ended September 30, 2000, Bally Gaming and Systems reported revenues of $33.7 million, a decrease of 15% compared to $39.8 million in the prior year quarter. New unit sales totaled 2,100 units, a 30% decrease compared to 3,000 in the prior year period. This decrease was a result of declining demand for the Company's core products and delays in bringing new products to market. The average new unit selling price remained unchanged from the prior year quarter. Bally Systems reported sales of $9.6 million of revenue compared to $15.2 million in the prior year's record quarter. The current quarter shipments for Bally Gaming included approximately 300 units to the Nevada and Atlantic City markets, 550 to Canada, 770 units to international markets, and 480 units to riverboats, Native American casinos and other domestic markets. Systems reported shipments of 6,000 units, a 63% decrease compared to 16,200 in the prior year period.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


The overall gross margin percentage for the current quarter improved to 54% compared to 45% in the prior year quarter. The improvement was due primarily to a change in product mix to higher margin gaming machines and greater revenues from higher margin recurring revenue machines, partially offset by an increase in royalty expenses.

At September 30, 2000, the Company's Bally Gaming and Systems business unit had an installed base of approximately 2,700 units earning recurring revenues compared to approximately 1,560 units at September 30, 1999. During the current quarter, Bally Gaming and Systems recorded $7.0 million of revenues from the proprietary gaming operations, and a total of $8.7 million from all recurring revenue sources, up 102% from the prior year quarter. Recurring revenues include revenue received from the operation of the wide-area progressive systems, fees received from the operation of certain proprietary and niche games, and SDS hardware and software maintenance fees. The gaming operations of Bally Gaming and Systems achieved a 64% gross margin compared to 56% in the prior year quarter.

Bally Gaming and Systems reported operating income of $5.7 million compared to operating income of $5.0 million in the prior year quarter. The increase in operating income was primarily attributed to an increase in proprietary gaming revenues and the effects of the reduced overhead cost structure of this business unit.


WALL MACHINES AND AMUSEMENT GAMES

For the quarter ended September 30, 2000, the Wall Machines and Amusement Games business unit reported revenues of $14.9 million, a 1% increase from the prior year quarter. The slight increase in revenues resulted from a 33% increase in shipments of new wall machines, a 3% increase in amusement game distribution revenues and an 8% increase in leased machine revenues, offset by an 8% decrease in the average selling price of new wall machines. The prior period benefited from the sales of a niche game with higher than traditional margins, sales of which did not occur in the current quarter. The foreign currency fluctuation between the dollar and the Deutschemark decreased revenues by $2.4 million in the current quarter.

Gross margin for the quarter, was 44% compared to 32% in the prior year quarter. This increase was primarily due to higher unit sales volumes which enhanced the absorption of the fixed overhead costs.

Wall Machines and Amusement Games reported operating income of $0.5 million compared to an operating loss of $(1.8) million in the prior year quarter, due primarily to the increase in gross margins and lower selling, general and administrative expenses, offset by an increase in depreciation and amortization expense.

ROUTE OPERATIONS

For the quarter ended September 30, 2000, the Route Operations business unit reported revenues of $52.9 million, an increase of 15% compared to revenues of $46.1 million in the prior year quarter. Revenues for the Nevada operations increased 18% as net win per gaming machine per day increased to $65.40 from $58.30 in the prior year quarter, while the average number of gaming machines increased to 8,000 from 7,600 in the prior year quarter resulting primarily from machines added as a result of new locations and taking over the contracts to operate locations previously served by competitors. Revenues for the Louisiana operations decreased 10% due primarily to the proliferation of truck stops in the metropolitan New Orleans area as well as the impact of a land-based casino in New Orleans. Net win per day per gaming machine declined to $70.70 from $77.40 in the prior year quarter, and the average number of gaming devices deployed remained unchanged from the prior year quarter.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


As a percentage of revenues, cost of revenues increased slightly to 81%, primarily as a result of additional game rental costs. The Route Operations unit reported operating income of $3.7 million, an increase of 24% compared to operating income of $3.0 million in the prior year quarter. The increase in operating income resulted primarily from higher revenues and lower depreciation expense, partially offset by higher selling, general and administrative expenses, primarily increased promotion and marketing costs at the Nevada route operation.


CASINO OPERATIONS

For the quarter ended September 30, 2000, the Casino Operations business unit reported revenues of $18.6 million, an increase of 11% compared to revenues of $16.7 million in the prior year quarter. This increase was a result of a 4% increase at the Rail City Casino and a 14% increase at the Rainbow Casino. The revenue improvement at the Rail City Casino to $4.3 million from $4.1 million in the prior year quarter was attributable to an increase in the average gaming machine net win per day of 14% to $80 from $70 in the prior year quarter with approximately the same number of gaming devices on the casino floor. Rainbow Casino revenues increased to $14.3 million from $12.6 in the prior year quarter as a result of an 39% increase in the average number of gaming machines and higher table game revenue, partially offset by a 18% decrease in net win per day per gaming machine to $141 from $175 in the prior year quarter. As a result of the casino expansion, the Rainbow Casino now has 990 gaming machines on the casino floor, compared to 710 in the prior year quarter.

For the quarter ended September 30, 2000, the cost of revenues for Casino Operations, as a percentage of revenues, remained constant at 40% between quarters. The Casino Operations business unit reported operating income of $6.2 million, an improvement of 3% compared to operating income of $6.0 million in the prior year quarter. Rainbow Casino operating income increased 4% to $5.2 million due primarily to the increase in revenues and improved operating margins, partially offset by an increase in selling, general and administrative costs, principally marketing costs. Rail City Casino operating income increased slightly to $1.0 million due primarily to the increase in revenues and improved operating margins, partially offset by an increase in selling, general and administrative costs, primarily gaming machine rental expense.

NET INTEREST EXPENSE AND INCOME TAXES

Net interest expense in the three months ended September 30, 2000 increased to $8.9 million from $7.7 million in the prior year quarter due to a higher average amount of working capital borrowings in the current quarter and the increased interest rates on the credit facility.

The Company recorded an income tax provision of $0.5 million in the September 30, 2000 quarter compared to $0.1 million in the prior year quarter. The current quarter provision is primarily due to deferred tax charges recorded in Germany.



                                    * * * * *

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000



The information contained in this Form 10-Q may contain "forward-looking" statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1933, as amended, and is subject to the safe harbor created thereby. Such information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward looking statements herein. Future operating results may be adversely affected as a result of a number of factors such as the Company's high leverage, its holding company structure, its operating history and recent losses, competition, risks of product development, customer financing, sales to non-traditional gaming markets, foreign operations, dependence on key personnel, strict regulation by gaming authorities, gaming taxes and value added taxes, and other risks, as detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Part 1, Item 7A, of the Company's annual report on Form 10-K, for the fiscal year ended June 30, 2000. There have been no material changes in market risks since the prior fiscal year end.



                                     PART II

ITEM 1. LEGAL PROCEEDINGS

       Refer to Part 1, Item 3, of the Company's annual report on Form 10-K for the fiscal year ended June 30, 2000. There have been no material changes in any legal proceedings since the prior fiscal year end.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       a.     Exhibits


       27.1   Financial Data Schedule


       b.     Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



ALLIANCE GAMING CORPORATION
    (Registrant)





By  /s/ Robert Miodunski
    -------------------------------------------
    President and Chief Operating Officer
    (Principal Executive Officer)




By  /s/ Robert L. Saxton
    -------------------------------------------
    Sr. Vice President, Chief Financial
    Officer and Treasurer (Principal
    Financial  and Accounting Officer)