Form 10-Q
period 2000-12-31
ALLIANCE GAMING CORP
filed 2001-02-14
CIK 2491

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 2000

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________


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

[X]  Yes   [ ]  No

The number of shares of Common Stock, $0.10 par value, outstanding as of February 6, 2001, according to the records of the registrant's registrar and transfer agent was 10,356,200.

================================================================================

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-Q

                    FOR THE QUARTER ENDED DECEMBER 31, 2000


                                    I N D E X

PART I.  FINANCIAL INFORMATION                                                     PAGE

Item 1.  Unaudited Financial Statements

         Unaudited Condensed Consolidated Balance Sheets as of June 30, 2000
                and December 31, 2000                                                 3

         Unaudited Condensed Consolidated Statements of Operations
                for the three months ended December 31, 1999 and 2000                 4

         Unaudited Condensed Consolidated Statements of Operations
                for the six months ended December 31, 1999 and 2000                   5

         Unaudited Condensed Consolidated Statements of Stockholders' Deficiency
                for the six months ended December 31, 2000                            6

         Unaudited Condensed Consolidated Statements of Cash Flows
                for the six months ended December 31, 1999 and 2000                   7

         Notes to Unaudited Condensed Consolidated Financial Statements            8-23

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                    24-31

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                  32


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                           32

Item 6.  Exhibits and Reports on Form 8-K                                            32


SIGNATURES                                                                           33


                                     PART 1

                           ALLIANCE GAMING CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In 000's, except share data)

                                                                                       June 30,          Dec. 31,
                                                                                         2000              2000
                                                                                         ----              ----
ASSETS
Current assets:
   Cash and cash equivalents                                                           $ 32,044         $ 41,288
   Short term investments                                                                 2,000            2,000
   Accounts and notes receivable, net of allowance for doubtful
     accounts of $19,255 and $19,157                                                     82,444           76,609
   Inventories, net of reserves of $6,660 and $6,238                                     32,019           36,145
   Other current assets                                                                  11,198           10,236
                                                                                       --------         --------
     Total current assets                                                               159,705          166,278
                                                                                       --------         --------
Long-term notes receivable, net of allowance for doubtful
   accounts of $954 and $962                                                              4,043            3,628
Leased equipment, net of accumulated depreciation of $10,713 and $12,704                 16,959           18,761
Property, plant and equipment, net of accumulated depreciation
     of $60,028 and $62,872                                                              76,823           75,325
Excess of costs over net assets of acquired businesses, net of
   accumulated amortization of $5,946 and $6,630                                         54,994           54,042
Intangible assets, net of accumulated amortization of $20,609 and $23,086                21,850           19,293
Other assets, net of reserves of $1,813 and $1,788                                       16,913           16,191
                                                                                       --------         --------
         Total assets                                                                  $351,287         $353,518
                                                                                       ========         ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable                                                                    $ 10,367         $ 19,719
   Accrued liabilities                                                                   32,323           30,474
   Current maturities of long-term debt                                                   1,036            1,028
                                                                                       --------         --------
      Total current liabilities                                                          43,726           51,221
                                                                                       --------         --------
Long-term debt, net                                                                     344,023          331,496
Other liabilities                                                                        12,972           12,602
                                                                                       --------         --------
         Total liabilities                                                              400,721          395,319
                                                                                       --------         --------

Minority interest                                                                         1,361            1,276
Commitments and contingencies
Stockholders' deficiency:
   Special Stock, 10,000,000 shares authorized: Series E, $100 liquidation value;
       46,242 shares and 11,179 shares issued and outstanding                             4,624            1,118
   Common Stock, $.10 par value; 50,000,000 shares authorized;
       10,335,000 and 10,505,000 shares issued and outstanding                            1,034            1,051
   Treasury stock at cost, 83,000 shares and 152,200 shares                                (508)            (716)
   Additional paid-in capital                                                           141,130          144,619
   Accumulated other comprehensive loss                                                 (21,790)         (22,738)
   Accumulated deficit                                                                 (175,285)        (166,411)
                                                                                       --------         --------
     Total stockholders' deficiency                                                     (50,795)         (43,077)
                                                                                       --------         ---------
                  Total liabilities and stockholders' deficiency                       $351,287         $353,518
                                                                                       ========         ========


       See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                        (In 000's, except per share data)

                                                                                    Three Months Ended December 31,
                                                                                         1999            2000
                                                                                        ------           -----
Revenues:
    Gaming equipment and systems                                                       $ 30,591        $ 38,551
    Wall machines and amusement games                                                    19,542          20,578
    Route operations                                                                     48,240          53,926
    Casino operations                                                                    16,114          18,471
                                                                                       --------        --------
                                                                                        114,487         131,526
                                                                                       --------        --------
Costs and expenses:
    Cost of gaming equipment and systems                                                 17,893          17,897
    Cost of wall machines and amusement games                                            11,157          11,172
    Cost of route operations                                                             38,007          43,584
    Cost of casino operations                                                             6,562           8,023
    Selling, general and administrative                                                  27,867          25,547
    Research and development                                                              3,329           3,481
    Depreciation and amortization                                                         6,701           6,664
    Unusual items                                                                           526              --
                                                                                       --------        --------
                                                                                        112,042         116,368
                                                                                       --------        --------

Operating income                                                                          2,445          15,158

Other income (expense):
    Interest income                                                                         112             201
    Interest expense                                                                     (8,715)         (8,840)
    Minority interest                                                                      (459)           (461)
    Other, net                                                                             (381)           (297)
                                                                                       ---------       --------

Income (loss) before income taxes                                                        (6,998)          5,761

Income tax provision                                                                       (178)           (252)
                                                                                       --------        --------
Net income (loss)                                                                      $ (7,176)       $  5,509
                                                                                       ========        ========

Basic earnings (loss) per share                                                        $  (0.70)       $   0.53
                                                                                       ========        ========

Diluted earnings (loss) per share                                                      $  (0.70)       $   0.52
                                                                                       ========        ========

Weighted average common shares outstanding                                               10,252          10,353
                                                                                       ========        ========

Weighted average common and common
     share equivalents outstanding                                                       10,252          10,595
                                                                                       ========        ========


       See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In 000's, except per share data)

                                                                                     Six Months Ended December 31,
                                                                                         1999            2000
                                                                                        -----           ------
Revenues:
    Gaming equipment and systems                                                       $ 70,375        $ 72,212
    Wall machines and amusement games                                                    34,218          35,438
    Route operations                                                                     94,292         106,829
    Casino operations                                                                    32,804          37,063
                                                                                       --------        --------
                                                                                        231,689         251,542
                                                                                       --------        --------
Costs and expenses:
    Cost of gaming equipment and systems                                                 39,986          33,265
    Cost of wall machines and amusement games                                            21,111          19,467
    Cost of route operations                                                             74,655          86,200
    Cost of casino operations                                                            13,181          15,504
    Selling, general and administrative                                                  51,485          48,982
    Research and development                                                              6,878           6,664
    Depreciation and amortization                                                        13,025          13,171
    Unusual items                                                                           526              --
                                                                                       --------        --------
                                                                                        220,847         223,253
                                                                                       --------        --------

Operating income                                                                         10,842          28,289

Other income (expense):
    Interest income                                                                         226             356
    Interest expense                                                                    (16,492)        (17,879)
    Minority interest                                                                      (927)         (1,004)
    Other, net                                                                             (125)           (176)
                                                                                       --------        --------

Income (loss) before income taxes                                                        (6,476)          9,586

Income tax provision                                                                       (255)           (712)
                                                                                       --------        --------

Net income (loss)                                                                      $ (6,731)       $  8,874
                                                                                       ========        ========

Basic earnings (loss) per share                                                        $  (0.66)       $   0.87

Diluted earnings (loss) per share                                                      $  (0.66)       $   0.86

Weighted average common shares outstanding                                               10,204          10,185
                                                                                       ========        ========

Weighted average common and common
   share equivalents outstanding                                                         10,204          10,338
                                                                                       ========        ========





       See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                       Six Months Ended December 31, 2000
                                   (In 000's)

                                                                                                                 Total
                                                                                     Accumulated                 Stock-
                                  Common Stock                           Additional     Other                   holders'
                                  ------------     Series E     Treasury  Paid-in   Comprehensive   Accum.       Equity
                                 Shares  Dollars Special Stock   Stock    Capital       Loss        Deficit    (Deficiency)
                                 ------  ------- -------------   -----    -------       ----        -------    -----------
Balances at June 30, 2000       10,335   $1,034      $4,624     $(508)    $141,130    $(21,790)    $(175,285)    $(50,795)

Net income                          --       --          --        --           --          --         8,874        8,874

Repurchases of common stock
    for treasury                             --          --      (436)          --          --           --          (436)

Treasury shares issued upon
    exercise of employee
    stock options                            --          --       228           --          --           --           228

Conversion of Series E Special

    Stock to Common Stock          170       17      (3,506)       --        3,489          --           --            --

Foreign currency translation
    adjustment                      --       --          --        --           --       (948)           --          (948)
                                ------   ------      ------     -----     --------   --------     ---------      --------
Balances at December 31, 2000   10,505   $1,051      $1,118     $(716)    $144,619   $(22,738)    $(166,411)     $(43,077)
                                ======   ======      ======     ======    ========   =========    ==========     =========






       See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (In 000's)

                                                                        Six Months Ended December 31,
                                                                              1999           2000
                                                                              ----           ----
Cash flows from operating activities:
    Net income (loss)                                                      $ (6,731)      $  8,874
    Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
       Depreciation and amortization                                         13,025         13,171
       Amortization of debt discounts                                            26             26
       Write down of other assets                                               591             --
       (Gain) loss on sale of assets                                         (1,056)           284
       Provision for losses on doubtful receivables                           2,433          2,271
       Other                                                                   (656)           180
    Net change in operating assets and liabilities:
       Accounts and notes receivable                                          5,549          5,543
       Inventories                                                          (11,687)        (6,283)
       Other current assets                                                     (32)         1,007
       Accounts payable                                                         525          9,307
       Accrued liabilities                                                   (5,422)        (2,092)
                                                                           --------       --------
          Net cash provided by (used in) operating activities                (3,435)        32,288
                                                                           --------       --------

Cash flows from investing activities:
    Additions to property, plant and equipment                               (9,769)        (7,692)
    Proceeds from disposal of property and equipment and other assets         1,082             --
    Proceeds from sale/leaseback transaction                                    971             --
    Additions to other long term assets                                      (1,928)          (338)
                                                                           --------       --------
         Net cash used in investing activities                               (9,644)        (8,030)
                                                                           --------       --------

Cash flows from financing activities:
    Reduction of long-term debt                                              (3,291)        (2,044)
    Net increase (decrease) in revolving credit facility                     27,511        (12,726)
    Purchase of common stock for treasury                                                     (436)
    Proceeds from exercise of stock options                                      10            228
                                                                           --------       --------
         Net cash provided by (used in) financing activities                 24,230        (14,978)
                                                                           --------       --------

Effect of exchange rate changes on cash                                        (129)           (36)

Cash and cash equivalents:
      Increase for period                                                    11,022          9,244
      Balance, beginning of period                                           16,930         32,044
                                                                           --------       --------
      Balance, end of period                                               $ 27,952       $ 41,288
                                                                           ========       ========



       See notes to unaudited condensed consolidated financial statements

                          ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  SIX MONTHS ENDED DECEMBER 31, 1999 AND 2000


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

      Inventories, net of reserves, consist of the following:

                              June 30,       Dec.31,
                                2000          2000
                                ----          ----
                                     (in 000's)
Raw materials                  $14,143      $12,269
Work-in-process                    948        2,421
Finished goods                  16,928       21,455
                               -------      -------
        Total inventories      $32,019      $36,145
                               =======      =======

3.    DEBT, REVOLVING CREDIT FACILITY

      Long-term debt consists of the following (in 000s):

                                                                 June 30,      Dec 30,
                                                                  2000          2000
                                                                  -----         ----
10% Senior Subordinated Notes due 2007, net of
    unamortized discount of $649 and $623                       $149,351      $149,377
Term loan facilities:
    Tranche B Term Loan                                           70,641        69,756
    Tranche C Term Loan                                           37,776        37,292
    Delayed Draw Term Facility                                    23,789        23,492
Revolving Credit Facility                                         62,360        51,729
Other, secured by related equipment                                1,142           878
                                                                --------      --------
                                                                 345,059       332,524
Less current maturities                                            1,036         1,028
                                                                --------      --------
Long-term debt, less current maturities                         $344,023      $331,496
                                                                ========      ========

                          ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  SIX MONTHS ENDED DECEMBER 31, 1999 AND 2000


      The Company's bank debt consists of: (i) term loans with an original principal balance in August 1997 of $140 million, comprised of a $75 million tranche with a 7 1/2-year term (the "Tranche B Term Loan"), a $40 million tranche with an 8-year term (the "Tranche C Term Loan"), and a $25 million tranche with a 7 1/2-year term (the "Delayed Draw Term Facility" and together with the Tranche B Term Loan and the Tranche C Term Loan, the "Term Loan Facilities"); and (ii) an $80 million revolving credit facility (the "Revolving Credit Facility") with a 6-year term. Each of the term loans and credit facility requires variable rate borrowings with interest rates, which are based on a credit grid. The interest rates which are currently at the highest level of the credit grid and maturity dates are as follows:

                                  Interest              Maturity
                                    Rates                 Date
                                    -----                 ----
Tranche B Term Loan             LIBOR + 4.25%      January 31, 2005
Tranche C Term Loan             LIBOR + 4.50%         July 31, 2005
Delayed Draw Term Facility      LIBOR + 4.25%      January 31, 2005
Revolving Credit Facility       LIBOR + 3.75%         July 31, 2003

      The Revolving Credit Facility also allows for German Deutschemark borrowings at the Euro-deutschemark rate plus 3.75% (or 8.8% at December 31, 2000).

      At December 31, 2000, borrowings under the $80.0 million Revolving Credit Facility totaled $51.7 million, of which $23.1 million were German Deutschemark borrowings. Based on the terms of the revolving credit facility, the Company would have been able to borrow an additional $5.7 million as of December 31, 2000. The borrowing base for the revolving credit facility includes eligible receivables and inventory (as defined).

      The bank facility is collateralized by substantially all domestic property and is guaranteed by each domestic subsidiary of the U.S. Borrower and German Subsidiaries (both as defined), other than the entity which holds the Company's interest in its Louisiana operations and other non-material subsidiaries (as defined), and secured by both a U.S. and German Pledge Agreement (both as defined). The bank facility contains a number of maintenance covenants and it and the indenture have other significant covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries to dispose of assets, incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of the Company's subsidiaries, engage in mergers or acquisitions, or engage in certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities. The Company is in compliance with the credit agreement debt covenants as of December 31, 2000.

      The Senior Subordinated Notes bear interest at 10%, are due in 2007, and are general unsecured obligations of the Company, ranking subordinate in right of payment to all Senior Debt (as defined) of the Company, including indebtedness under the bank facility. The Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by all existing and future domestic Restricted Subsidiaries of the Company, subject to certain exceptions including the partially-owned entities through which its Mississippi casino and Louisiana route operations are conducted. The Subsidiary Guarantees are general unsecured obligations of the Guarantors, ranking subordinate in right of payment to all Senior Debt of the Guarantors. The Company is in compliance with the operational covenants contained in the indenture for the Senior Subordinated Notes.

                          ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  SIX MONTHS ENDED DECEMBER 31, 1999 AND 2000


4.    INCOME TAXES

      The Company's effective tax rate for the periods ended December 31, 1999, and 2000, differ from the statutory rate of 35% due to state income taxes and the impact of taxes applicable to earnings of Bally Wulff. In addition, no tax expense has been recorded for the taxable income produced by the Companies' domestic subsidiaries as such earnings were offset against net operating loss carryforwards.

5.    SUPPLEMENTAL CASH FLOW INFORMATION

      The following supplemental information is related to the unaudited condensed consolidated statements of cash flows.

                                                           Six months ended December 31,
                                                                1999         2000
                                                                ----         ----
Non-cash transactions:                                              (In 000's)
Reclassify other assets to property, plant and equipment      $   217      $ 2,649
Dividends for Series E Special Stock                              442           --
Reclassify inventory to equipment                              10,170           --
Translation rate adjustment                                     1,649          915
Conversion of Series E Special Stock into common shares        11,198        3,506
Deferred gain on sale/leaseback transaction                       484           --


6.    COMPREHENSIVE INCOME (LOSS)

      As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires the changes in the Company's cumulative translation adjustment account (which is a component of stockholders' deficiency) to be included as a component of other comprehensive income (loss).

      During the six months ended December 31, 1999, and 2000, total comprehensive income (loss) amounted to $(0.9) million and $7.9 million, respectively.

7.    SHARE REPURCHASE PLAN

      In January 1999 the Company's Board of Directors approved a share repurchase plan for up to 1.18 million shares of its Common Stock. Under the plan, subject to price and market conditions, purchases of shares are made from time to time in the open market or in privately negotiated transactions. During the quarter ended December 31, 2000, the Company announced its intention to resume its share repurchase plan. Fiscal year to date the Company repurchased a total of 104,000 shares at an average price of $4.19. The Company has from time to time used the acquired common stock to satisfy obligations pursuant to the exercise of stock options under the Company's stock option plans. As of December 31, 2000, the Company had approximately 152,200 shares of common stock held in treasury.

8.    EARNINGS PER SHARE

      Basic earnings per share (EPS) is computed by dividing income (loss) applicable to common shares (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period.

                          ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  SIX MONTHS ENDED DECEMBER 31, 1999 AND 2000



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

      The computation of Basic and Diluted EPS is as follows:

                                                          Three months ended           Six months ended
                                                          ------------------           ----------------
                                                             December 31,                December 31,
                                                             ------------                ------------
                                                         1999           2000          1999          2000
                                                         ----           ----          ----          ----
                                                                 (In 000's except per share data)
Net income (loss)                                     $ (7,176)      $  5,509      $ (6,731)      $  8,874

Wt. average common shares outstanding                   10,252         10,353        10,204         10,185
    Dilutive effect of stock options outstanding            --            188            --             99
    Dilutive effect of Series E Special Stock               --             54            --             54
Wt. average common and potentially dilutive
    shares outstanding                                  10,252         10,595        10,204         10,338

Basic earnings (loss) per share                       $  (0.70)      $   0.53      $  (0.66)      $   0.87
                                                      ========       ========      ========       ========

Diluted earnings per share                            $  (0.70)      $   0.52      $  (0.66)      $   0.86
                                                      ========       ========      ========       ========


      Stock options and warrants outstanding that were potentially convertible into approximately 1.1 million common shares as of December 31, 2000, were not included in the computation of Diluted EPS because either (i) the exercise price was greater than the average market price of the common shares during the period or (ii) the contingent issue price was greater that the market price of the common shares at the end of the period.

      In June 1996, the Company issued 113,160 shares of Series E Special Stock to certain holders of the Company's 7 1/2% Convertible Subordinated Debentures who, as part of an exchange offer, elected to receive such stock in lieu of receiving common stock. The holders of shares of Series E Special Stock have no voting rights except as required by law. Each share of Series E Special Stock accrued non-cash dividends at an annual rate of 11 1/2% however the dividend requirement concluded on July 1, 1999. The Series E Special Stock is convertible into common stock at a conversion rate of 4.859 shares of common stock per share of Series E Special Stock, subject to adjustment under certain circumstances. During the six months ended December 31, 2000, a total of 35,063 shares of Series E converted into approximately 170,370 shares of common stock. Upon full conversion of the remaining shares of Series E Special stock, an additional 54,300 shares of common stock will be issued.

                          ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  SIX MONTHS ENDED DECEMBER 31, 1999 AND 2000


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

      The table below presents information as to the Company's revenues and operating income:

                                          Six Months Ended December 31,
                                              1999            2000
                                              ----            ----
                                                   (In $000's)
Revenues:
     Gaming equipment and systems           $  70,375       $  72,212
     Wall machines and amusement games         34,218          35,438
     Route operations                          94,292         106,829
     Casino operations                         32,804          37,063
                                            ---------       ---------
Total revenues                              $ 231,689       $ 251,542
                                            =========       =========
Intersegment revenues:
     Gaming equipment and systems           $  11,174       $   4,465
     Wall machines and amusement games             32              28
     Route operations                              --              --
     Casino operations                             --              --
                                            ---------       ---------
Total intersegment revenues                 $  11,206       $   4,493
                                            =========       =========
Operating income (loss):
     Gaming equipment and systems           $   2,233       $  12,415
     Wall machines and amusement games         (1,686)          2,642
     Route operations                           6,986           7,461
     Casino operations                         10,595          11,672
     Corporate and unusual items               (7,286)         (5,901)
                                            ---------       ---------
Total operating income                      $  10,842       $  28,289
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

                          ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  SIX MONTHS ENDED DECEMBER 31, 1999 AND 2000


     The table below presents information as to the Company's revenues and operating income by geographic region:

                            Six Months Ended December 31,
                                1999             2000
                                ----             ----
                                     (In $000's)
Revenues:
     United States            $ 183,884       $ 209,043
     Germany                     39,331          39,277
     Other foreign                8,474           3,222
                              ---------       ---------
Total revenues                $ 231,689       $ 251,542
                              =========       =========
Operating income (loss):
     United States            $  13,505       $  24,441
     Germany                     (1,908)          2,735
     Other foreign                 (755)          1,113
                              ---------       ---------
Total operating income        $  10,842       $  28,289
                              =========       =========

10.  ASSETS HELD FOR SALE

     The Company has entered into a definitive agreement for the sale of its Nevada Route Operations for approximately $118 million. This transaction is expected to close in approximately June 2001. The following table presents the net assets held for sale of the Nevada Route:

                                           June 30,    Dec. 31,
                                            2000         2000
                                            ----         ----
     ASSETS
Current assets:
Cash and cash equivalents  (a)             $13,639      $15,999
Accounts and notes receivable, net           3,923        4,150
Other current assets                         5,332        4,150
                                           -------      -------
Total current assets                        22,894       24,299
                                           -------      -------
Long-term notes receivable                   1,310        1,232
Property, plant and equipment, net          17,891       17,637
Intangible assets, net                      12,186       10,947
Other assets, net                            3,910        3,880
                                           -------      -------
    Total assets                           $58,191      $57,995
                                           =======      =======

   LIABILITIES
Current liabilities:
Accounts payable                           $ 1,590      $ 2,660
Accrued liabilities                          2,583        2,489
Current maturities of long-term debt           521          136
                                           -------      -------
    Total Liabilities                        4,694        5,285
                                                        -------

Net Asset                                  $53,497      $52,710
                                           =======      =======

(a) The definitive agreement requires certain minimum levels of cash to be placed into vaults, change banks and gaming devices at the time of the consummation of the transaction. Therefore, the cash balances shown may differ from the amounts actually transferred at the time of sale.

                          ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  SIX MONTHS ENDED DECEMBER 31, 1999 AND 2000


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

                          ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          CONSOLIDATING BALANCE SHEETS
                                  June 30, 2000
                                   (In 000's)

                                                                                                        Alliance
                                                                                                         Gaming
                                                     Parent and          Non-                          Corporation
                                                    Guaranteeing     Guaranteeing        Elimina-          and
                                                    Subsidiaries     Subsidiaries          tions      Subsidiaries
                                                    ------------     ------------        --------     ------------
ASSETS
Current assets:
   Cash and cash equivalents                          $ 19,528          $ 12,516       $      --        $ 32,044
   Short term investments                                   --             2,000              --           2,000
   Accounts and notes receivable, net                   44,889            41,603          (4,048)         82,444
   Inventories, net                                     18,452            13,567                          32,019
   Other current assets                                  8,831             2,367                          11,198
                                                      --------          --------       ---------        --------
       Total current assets                             91,700            72,053          (4,048)        159,705
                                                      --------          --------       ---------        --------
Long-term notes receivable, net                        104,342               942        (101,241)          4,043
Leased equipment, net                                    9,618             7,341                          16,959
Property, plant and equipment, net                      42,152            34,671                          76,823
Excess of costs over net assets of acquired
  businesses, net                                       37,845            17,149                          54,994
Intangible assets, net                                  21,567               283                          21,850
Investments in subsidiaries                             70,933                           (70,933)             --
Other assets, net                                       39,425           (18,600)         (3,912)         16,913
                                                      --------          --------       ---------        --------
                                                      $417,582          $113,839       $(180,134)       $351,287
                                                      ========          ========       =========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable                                      $8,232          $  2,135       $                $ 10,367
  Accrued liabilities                                   20,743            12,707          (1,127)         32,323
  Current maturities of long-term debt                   4,488             3,498          (6,950)          1,036
                                                      --------          --------       ---------        --------
       Total current liabilities                        33,463            18,340          (8,077)         43,726
                                                      --------          --------       ---------        --------
Long term debt                                         421,328            23,897        (101,202)        344,023
Other liabilities                                       12,225               879            (132)         12,972
                                                      --------          --------       ---------        --------
       Total liabilities                               467,016            43,116        (109,411)        400,721
                                                      --------          --------       ---------        --------
Minority interest                                        1,361                                             1,361
Commitments and contingencies
Stockholders' equity (deficiency):
   Series E Special Stock                                4,624                                             4,624
   Common Stock                                          1,034            17,832         (17,832)          1,034
   Treasury stock                                         (508)                                             (508)
   Additional paid-in capital                          141,130             7,862          (7,862)        141,130
   Accumulated other comprehensive loss                (21,790)          (21,810)         21,810         (21,790)
   Retained earnings (accumulated deficit)            (175,285)           66,839         (66,839)       (175,285)
                                                      --------          --------       ---------        --------
      Total stockholders' equity (deficiency)          (50,795)           70,723         (70,723)        (50,795)
                                                      --------          --------       ---------        --------
                                                      $417,582          $113,839       $(180,134)       $351,287
                                                      ========          ========       ==========       ========


                        See accompanying unaudited note.

                          ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          CONSOLIDATING BALANCE SHEETS
                                December 31, 2000
                                   (In 000's)

                                                                                                       Alliance
                                                                                                        Gaming
                                                       Parent and         Non-                       Corporation
                                                      Guaranteeing    Guaranteeing      Adjust-          and
                                                      Subsidiaries    Subsidiaries       ments       Subsidiaries
                                                      ------------    ------------      -------      ------------
ASSETS
Current assets:
   Cash and cash equivalents                           $  25,485       $  15,803       $      --       $  41,288
   Short term investments                                                  2,000                           2,000
   Accounts and notes receivable, net                     36,867          42,835          (3,093)         76,609
   Inventories, net                                       24,604          11,541              --          36,145
   Other current assets                                    8,014           2,222              --          10,236
                                                       ---------       ---------       ---------       ---------
    Total current assets                                  94,970          74,401          (3,093)        166,278
                                                       ---------       ---------       ---------       ---------
Long-term notes receivable, net                          107,250             575        (104,197)          3,628
Leased equipment, net                                     11,871           6,890              --          18,761
Property, plant and equipment, net                        41,326          33,999              --          75,325
Excess of costs over net assets of acquired
    businesses, net                                       37,316          16,726              --          54,042
Intangible assets, net                                    19,079             214              --          19,293
Investment in subsidiaries                                77,134              --         (77,134)             --
Other assets, net                                         35,621         (15,577)         (3,853)         16,191
                                                       ---------       ---------       ---------       ---------
                                                       $ 424,567       $ 117,228       $(188,277)      $ 353,518
                                                       =========       =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
   Accounts payable                                    $  17,904       $   1,815       $      --       $  19,719
   Accrued liabilities                                    20,140          11,270            (936)         30,474
   Current maturities of long-term debt                    4,424           2,731          (6,127)          1,028
                                                       ---------       ---------       ---------       ---------
   Total current liabilities                              42,468          15,816          (7,063)         51,221
                                                       ---------       ---------       ---------       ---------
Long term debt                                           411,992          23,701        (104,197)        331,496
Other liabilities                                         11,908             787             (93)         12,602
                                                       ---------       ---------       ---------       ---------
   Total liabilities                                     466,368          40,304        (111,353)        395,319
                                                       ---------       ---------       ---------       ---------
Minority interest                                          1,276              --              --           1,276
Commitments and contingencies
Stockholders' equity (deficiency):
   Series E Special Stock                                  1,118              --              --           1,118
   Common Stock                                            1,051          17,827         (17,827)          1,051
   Treasury stock                                           (716)             --              --            (716)
   Additional paid-in capital                            144,619           7,862          (7,862)        144,619
   Accumulated other comprehensive income                (22,738)        (22,759)         22,759         (22,738)
   Retained earnings (accumulated deficit)              (166,411)         73,994         (73,994)       (166,411)
                                                       ---------       ---------       ---------       ---------
   Total stockholders' equity (deficiency)               (43,077)         76,924         (76,924)        (43,077)
                                                       ---------       ---------       ---------       ---------
                                                       $ 424,567       $ 117,228       $(188,277)      $ 353,518
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

                          ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                     CONSOLIDATING STATEMENTS OF OPERATIONS

                      Three Months Ended December 31, 1999
                                   (In 000's)

                                                                                                    Alliance
                                                                                                     Gaming
                                                     Parent and          Non-                      Corporation
                                                    Guaranteeing     Guaranteeing      Adjust-         and
                                                    Subsidiaries     Subsidiaries       ments     Subsidiaries
                                                    ------------     ------------      -------    ------------
Revenues:
   Gaming equipment and systems                         $29,695          $ 6,303      $(5,407)       $30,591
   Wall machines and amusement games                                      19,542                      19,542
   Route operations                                      43,490            4,750                      48,240
   Casino operations                                      4,365           11,749                      16,114
                                                        -------          -------      -------        -------
                                                         77,550           42,344       (5,407)       114,487
Costs and expenses:
   Cost of gaming equipment and systems                  18,174            5,126       (5,407)        17,893
   Cost of wall machines and amusement games                              11,157                      11,157
   Cost of route operations                              34,984            3,023                      38,007
   Cost of casino operations                              2,203            4,359                       6,562
   Selling, general and administrative                   16,844           11,023                      27,867
   Research and development                               2,622              707                       3,329
   Depreciation and amortization                          4,496            2,205                       6,701
   Unusual items                                           (165)             691                         526
                                                        -------          -------      -------        -------
                                                         79,158           38,291       (5,407)       112,042

Operating income                                         (1,608)           4,053                       2,445

Earnings in consolidated subsidiaries                     1,465                        (1,465)

Other income (expense):
   Interest income                                          133               99         (120)           112
   Interest expense                                      (8,348)            (489)         122         (8,715)
   Rainbow royalty                                        1,372           (1,372)
   Minority interest                                       (459)                                        (459)
   Other, net                                                65             (446)                       (381)
                                                        -------          -------      -------        -------

Income before income taxes                               (7,380)           1,845       (1,463)        (6,998)
Income tax benefit (provision)                              202             (380)                       (178)
                                                        -------          -------      -------        -------

Net income                                              $(7,178)         $ 1,465      $(1,463)       $(7,176)
                                                        ========         =======      =======        =======


                        See accompanying unaudited note.

                          ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                     CONSOLIDATING STATEMENTS OF OPERATIONS

                      Three Months Ended December 31, 2000

                                   (In 000's)

                                                                                                 Alliance
                                                                                                  Gaming
                                                  Parent and        Non-                        Corporation
                                                 Guaranteeing   Guaranteeing       Adjust-          and
                                                 Subsidiaries   Subsidiaries        ments       Subsidiaries
                                                 ------------   ------------       -------      ------------
Revenues:
   Gaming equipment and systems                   $  37,360       $   3,149       $  (1,958)      $  38,551
   Wall machines and amusement games                     --          20,578              --          20,578
   Route operations                                  49,842           4,084              --          53,926
   Casino operations                                  5,054          13,417              --          18,471
                                                  ---------       ---------       ---------       ---------
                                                     92,256          41,228          (1,958)        131,526
Costs and expenses:
   Cost of gaming equipment and systems              17,913           1,942          (1,958)         17,897
   Cost of wall machines and amusement games             --          11,172              --          11,172
   Cost of route operations                          40,934           2,650              --          43,584
   Cost of casino operations                          2,771           5,252              --           8,023
   Selling, general and administrative               15,556           9,991              --          25,547
   Research and development                           2,817             664              --           3,481
   Depreciation and amortization                      4,770           1,894              --           6,664
                                                  ---------       ---------       ---------       ---------
                                                     84,761          33,565          (1,958)        116,368
                                                  ---------       ---------       ---------       ---------

Operating income                                      7,495           7,663              --          15,158
Earnings in consolidated subsidiaries                 5,048              --          (5,048)             --

Other income (expense):
   Interest income                                      118             140             (57)            201
   Interest expense                                  (8,383)           (514)             57          (8,840)
   Rainbow royalty                                    1,520          (1,520)             --              --
   Minority interest                                   (461)             --              --            (461)
   Other, net                                          (317)             20              --            (297)
                                                  ---------       ---------       ---------       ---------

Income before income taxes                            5,020           5,789          (5,048)          5,761
Income tax benefit (provision)                          489            (741)             --            (252)
                                                  ---------       ---------       ---------       ---------

Net income                                        $   5,509       $   5,048       $  (5,048)      $   5,509
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

                          ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                     CONSOLIDATING STATEMENTS OF OPERATIONS

                       Six Months Ended December 31, 1999
                                   (In 000's)

                                                                                                    Alliance
                                                                                                     Gaming
                                                     Parent and          Non-                      Corporation
                                                    Guaranteeing     Guaranteeing      Adjust-         and
                                                    Subsidiaries     Subsidiaries       ments     Subsidiaries
                                                    ------------     ------------      -------    ------------
Revenues:
   Gaming equipment and systems                        $ 67,219          $13,587     $(10,431)      $ 70,375
   Wall machines and amusement games                                      34,218                      34,218
   Route operations                                      84,721            9,571                      94,292
   Casino operations                                      8,493           24,311                      32,804
                                                       --------          -------     --------       --------
                                                        160,433           81,687      (10,431)       231,689
Costs and expenses:
   Cost of gaming equipment and systems                  39,230           11,187      (10,431)        39,986
   Cost of wall machines and amusement games                              21,111                      21,111
   Cost of route operations                              68,516            6,139                      74,655
   Cost of casino operations                              4,315            8,866                      13,181
   Selling, general and administrative                   31,580           19,905                      51,485
   Research and development                               5,433            1,445                       6,878
   Depreciation and amortization                          8,913            4,112                      13,025
   Unusual items                                           (165)             691                         526
                                                       --------          -------     --------       --------
                                                        157,822           73,456      (10,431)       220,847
                                                       --------          -------     --------       --------

Operating income                                          2,611            8,231                      10,842

Earnings in consolidated subsidiaries                     3,412                        (3,412)

Other income (expense):
   Interest income                                          268              206         (248)           226
   Interest expense                                     (15,813)            (927)         248        (16,492)
   Rainbow royalty                                        2,847           (2,847)
   Minority interest                                       (927)                                        (927)
   Other, net                                               380             (505)                       (125)
                                                       --------          -------     --------       --------
Income (loss) before income taxes                        (7,222)           4,158       (3,412)        (6,476)
Income tax benefit (provision)                              491             (746)                       (255)
                                                       --------          -------     --------       --------
Net income (loss) applicable to common shares          $ (6,731)         $ 3,412     $ (3,412)      $ (6,731)
                                                       ========          =======     ========       ========





                        See accompanying unaudited note.

                          ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                     CONSOLIDATING STATEMENTS OF OPERATIONS

                       Six Months Ended December 31, 2000
                                   (In 000's)

                                                                                                    Alliance
                                                                                                     Gaming
                                                     Parent and          Non-                      Corporation
                                                    Guaranteeing     Guaranteeing      Adjust-         and
                                                    Subsidiaries     Subsidiaries       ments     Subsidiaries
                                                    ------------     ------------      -------    ------------
Revenues:
   Gaming equipment and systems                        $ 69,462          $ 7,060      $(4,310)      $ 72,212
   Wall machines and amusement games                                      35,438                      35,438
   Route operations                                      98,395            8,434                     106,829
   Casino operations                                      9,354           27,709                      37,063
                                                       --------          -------      -------       --------
                                                        177,211           78,641       (4,310)       251,542
Costs and expenses:
   Cost of gaming equipment and systems                  33,225            4,350       (4,310)        33,265
   Cost of wall machines and amusement games                              19,467                      19,467
   Cost of route operations                              80,763            5,437                      86,200
   Cost of casino operations                              5,114           10,390                      15,504
   Selling, general and administrative                   29,896           19,086                      48,982
   Research and development                               5,397            1,267                       6,664
   Depreciation and amortization                          9,324            3,847                      13,171
   Unusual items                                             --               --                          --
                                                       --------          -------      -------       --------
                                                        163,719           63,844       (4,310)       223,253
                                                       --------          -------      -------       --------

Operating income                                         13,492           14,797                      28,289

Earnings in consolidated subsidiaries                     8,974                        (8,974)

Other income (expense):
   Interest income                                          272              217         (133)           356
   Interest expense                                     (16,982)          (1,030)         133        (17,879)
   Rainbow royalty                                        3,223           (3,223)
   Minority interest                                     (1,004)                                      (1,004)
   Other, net                                               165             (341)                       (176)
                                                       --------          -------      -------       --------
Income before income taxes                                8,140           10,420       (8,974)         9,586
Income tax benefit (provision)                              734           (1,446)                       (712)
                                                       --------          -------      -------       --------
Net income applicable to common shares                 $  8,874          $ 8,974      $(8,974)      $  8,874
                                                       ========          =======      =======       ========




                        See accompanying unaudited note.

                          ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                       Six Months Ended December 31, 1999
                                   (In 000's)

                                                                                                      Alliance
                                                                                                       Gaming
                                                        Parent and           Non-                    Corporation
                                                        Guaranteeing     Guaranteeing    Adjust-         and
                                                        Subsidiaries     Subsidiaries    ments       Subsidiaries
                                                        ------------     ------------    --------    ------------
Net cash provided by (used in)
   operating activities                                  $(10,516)          $ 8,443      $(1,362)      $(3,435)
                                                         ---------          -------      -------       -------
Cash flows from investing activities:
   Additions to property and equipment                     (5,383)           (4,386)                    (9,769)
   Proceeds from disposal of property and equipment
     and other assets                                       1,056                26                      1,082
   Proceeds from sale/leaseback transaction                   971                                          971
   Additions to other long term assets                     (1,888)              (40)                    (1,928)
                                                         --------           -------      -------       -------
       Net cash used in investing activities               (5,244)           (4,400)                    (9,644)
                                                         --------           -------      -------       -------
Cash flows from financing activities:
     Reduction of long-term debt                           (3,020)           (1,633)       1,362        (3,291)
   Net change in lines of credit                           22,600             4,911                     27,511
   Proceeds from exercise of stock options and warrants        10                                           10
   Dividends received (paid)                                4,550            (4,550)
                                                         --------           -------      -------       -------
       Net cash provided by (used in) financing
          activities                                       24,140            (1,272)       1,362        24,230
                                                         --------           -------      -------       -------

Effect of exchange rate changes on cash                                        (129)                      (129)

Cash and cash equivalents:
   Increase for period                                      8,380             2,642                     11,022
   Balance, beginning of period                             5,240            11,690                     16,930
                                                         --------           -------      -------       -------
   Balance, end of period                                $ 13,620           $14,332      $             $27,952
                                                         ========           =======      =======       =======



                        See accompanying unaudited note.

                          ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                       Six Months Ended December 31, 2000
                                   (In 000's)

                                                                                                      Alliance
                                                                                                       Gaming
                                                         Parent and          Non-                    Corporation
                                                        Guaranteeing     Guaranteeing     Adjust-        and
                                                        Subsidiaries     Subsidiaries     ments      Subsidiaries
                                                        ------------     ------------     -------    ------------
Net cash provided by operating activities                 $21,245           $12,516      $(1,473)      $32,288
                                                          -------           -------      -------       -------
Cash flows from investing activities:
   Additions to property and equipment                     (3,492)           (4,200)                    (7,692)
   Proceeds from disposal of property and equipment            --                --                         --
     and other assets                                          --                --                         --
   Additions to other long term assets                       (338)               --                       (338)
                                                          -------           -------      -------       -------
       Net cash used in investing activities               (3,830)           (4,200)                    (8,030)
                                                          -------           -------                    -------
Cash flows from financing activities:
   Reduction of long-term debt                             (1,666)           (1,846)       1,468        (2,044)
        Net decrease in revolving credit facility         (11,400)           (1,326)          --       (12,726)
   Proceeds from exercise of stock options                     --                --           --            --
        Purchase of common stock for treasury                (436)               (5)           5          (436)
   Issued Treasury share                                      228                --           --           228
   Dividends received (paid)                                1,819            (1,819)
                                                          -------           -------      -------       -------
       Net cash provided by (used in) financing
          activities                                      (11,455)           (4,996)       1,473       (14,978)
                                                          -------           -------      -------       -------

Effect of exchange rate changes on cash                        (3)              (33)                       (36)

Cash and cash equivalents:
   Increase  for period                                     5,957             3,287                      9,244
   Balance, beginning of period                            19,528            12,516                     32,044
                                                          -------           -------     --------       -------
   Balance, end of period                                 $25,485           $15,803     $              $41,288
                                                          =======           =======     ========       =======



                        See accompanying unaudited note.

                          ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


DEBT AND REVOLVING CREDIT FACILITY

Long-term debt and lines of credit at June 30, 2000, consisted of the following:

                                                                                                 Alliance
                                                                                                  Gaming
                                              Parent and           Non-                         Corporation
                                             Guaranteeing      Guaranteeing     Elimina-            and
                                             Subsidiaries      Subsidiaries       tions        Subsidiaries
                                             ------------      ------------       -----        ------------
                                                                      (in 000's)
10% Senior Subordinated Notes due
    2007, net of unamortized discount          $149,351           $             $                 $149,351
Term loan facilities:
   Tranche B Term Loan                           70,641                                             70,641
   Tranche C Term Loan                           37,776                                             37,776
   Delayed Draw Term Facility                    23,789                                             23,789
Revolving Credit Facility                        40,000            22,360                           62,360
Intercompany notes payable                      104,256             3,939       (108,195)
Other                                                               1,142                            1,142
                                               --------           -------       --------          --------
                                                425,813            27,441       (108,195)          345,059
Less current maturities                           8,508             3,498        (10,970)            1,036
                                               --------           -------       --------          --------
Long-term debt, less current
   maturities                                  $417,305           $23,943       $(97,225)         $344,023
                                               ========           =======       ========          ========


Long-term debt and lines of credit at December 31, 2000, consisted of the following:

                                                                                                 Alliance
                                                                                                  Gaming
                                              Parent and           Non-                         Corporation
                                             Guaranteeing      Guaranteeing      Adjust-            and
                                             Subsidiaries      Subsidiaries       ments        Subsidiaries
                                             ------------      ------------       -----        ------------
                                                                      (in 000's)
10% Senior Subordinated Notes due
    2007, net of unamortized discount          $149,377          $             $                  $149,377
Term loan facilities:
   Tranche B Term Loan                           69,756                                             69,756
   Tranche C Term Loan                           37,292                                             37,292
   Delayed Draw Term Facility                    23,492                                             23,492
Revolving Credit Facility                        28,600            23,129                           51,729
Intercompany notes payable                      107,895             2,425         (110,320)             --
Other                                                --               878                              878
                                               --------           -------        ---------        --------
                                                416,412            26,432         (110,320)        332,524
Less current maturities                             539             2,731           (2,242)          1,028
                                               --------           -------        ---------        --------
Long-term debt, less current
   maturities                                  $415,873           $23,701        $(108,078)       $331,496
                                               ========           =======        =========        ========


                          ALLIANCE GAMING CORPORATION
                                   FORM 10-Q

                    FOR THE QUARTER ENDED DECEMBER 31, 2000



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, based on the terms of the amended $80.0 million revolving credit facility, the Company would have been able to borrow $57.4 million under the facility, of which the Company had borrowings of approximately $51.7 million outstanding. As of December 31, 2000, the unborrowed availability on the revolving credit facility was approximately $5.7 million. The borrowing base for the revolving credit facility consists of eligible receivables and inventory, as defined in the credit agreement.

At December 31, 2000, the Company had $41.3 million in cash and cash equivalents. Consolidated cash and cash equivalents at December 31, 2000, includes approximately $23.0 million of cash and cash equivalents used in casino and route operations and held in vaults, cages or change banks.

The Company is in compliance with the financial and maintenance covenants under both the credit agreement for the Bank Facility, as amended, and the indenture for the Senior Subordinated Notes.

Consistent with the Company's plan to expand the proprietary gaming operations of its Bally Gaming and Systems business unit, the Company has increased its investment in leased gaming equipment during the six months ended December 31, 2000. The Company will continue the roll out of, and thus increase its investment in, these proprietary games and wide area progressive games in the future. Due in part to the lower level of revenues from Bally Gaming and Systems and increased collections on accounts receivable, the borrowing base for the Company's revolving line of credit had declined by $9.5 million from June 30, 2000, to December 31, 2000. The Company is actively managing its working capital and other assets. The fifth amendment to the bank credit agreement allows the Company to obtain third party financing for up to $15 million for is proprietary gaming operations of Bally Gaming and Systems. This financing may be in the form of traditional secured borrowings or lease type financing. While management believes that cash flow from operating activities, cash and cash equivalents held and the remaining borrowing availability under the revolving credit facility will provide the Company with sufficient capital resources and liquidity for ongoing operating needs, it will continue to actively manage its working capital by continuing its active collections on accounts receivable and managing levels of raw material and finished goods inventories. At December 31, 2000, the Company did not have any significant commitments for capital expenditures.

In October 1999, the Company received consents from its bank group to pursue the sale of certain route and casino assets. In August 2000, the Company signed a definitive agreement with UC Acquisitions Company, LLC, an independent third-party gaming operator, for the sale of its Nevada-based route operations. The gross selling price, which is based on a multiple of cash flows for the 12 month period prior to closing, is estimated to be approximately $118 million, consisting of $6 million in preferred stock and $112 million in cash, which will be used to pay down certain lease obligations, pay transactional fees and expenses, with the remainder (estimated to be approximately $95 million) to be used to reduce the Term Loans. This transaction is contingent on the buyer obtaining suitable financing and obtaining approvals from various regulatory bodies, a process which the Company expects will be completed in approximately June 2001.

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-Q

                    FOR THE QUARTER ENDED DECEMBER 31, 2000


WORKING CAPITAL

During the six months ended December 31, 2000, working capital decreased $0.9 million to $115.1 million compared to $116.0 million at June 30, 2000. The primary fluctuations in working capital were an increase in cash and cash equivalents due to cash received from reductions in accounts receivable, offset by increases in finished goods inventories and current liabilities.

CASH FLOWS

During the six months ended December 31, 2000, the Company generated $32.3 million of cash flows from operating activities, which included an $5.5 million net decrease in accounts and notes receivable, $6.3 million net increase in inventories and a $9.3 million net increase in accounts payable.

During the six months ended December 31, 2000, the Company used $8.0 million of cash in investing activities resulting primarily from approximately $7.7 million in capital expenditures and $0.3 million in additions to other long-term assets.

During the six months ended December 31, 2000, $15.0 million was used in financing activities primarily resulting from reductions in the Company's revolving credit facility of $12.7 million and $2.0 million of principal reductions on the term debt which included a $1.2 million principal reduction resulting from the excess cash flow provision of the credit agreement.

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

EURO CURRENCY CONVERSION

The Company's Bally Wulff subsidiary uses the German Deutschemark as its functional currency. The new Euro currency will replace the deutschmark as well as most other European currencies after a phase-in period, which began January 1, 1999. As most of Bally Wulff's transactions are within Germany, the switch to the Euro is not expected to have a material impact on revenues, expenses or income. The new Euro coins and bills will become the official currency in January 2002. The Company's products can be brought into Euro compliance by moving a switch inside the wall machine, replacing the coin tubes, and modifying the front glass to indicate Euros. Management believes the cost of the implementing the Euro conversion will be borne by the customers.

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

                    FOR THE QUARTER ENDED DECEMBER 31, 2000


RESULTS OF OPERATIONS:

GENERAL

The following tables set forth the earnings (loss) before interest, taxes, depreciation and amortization (EBITDA) and operating income (loss) for the four business units excluding unusual charges, for the following periods:

                                    Three Months Ending December 31,  Six Months Ending December 31,
                                           1999           2000            1999          2000
                                           ----           ----            ----          ----
                                                              (In $000's)
EBITDA by Business Unit:
Bally Gaming and Systems                 $   (159)      $  8,850       $  6,626       $ 16,518
Wall Machines and Amusement Games           2,361          3,405          1,751          5,312
Route Operations                            6,229          6,017         11,652         11,947
Casino Operations                           5,150          6,089         11,623         12,792
Corporate Administrative Expenses          (3,909)        (2,539)        (7,259)        (5,109)
Unusual Items                                (526)            --           (526)            --
                                         --------       --------       --------       --------
    EBITDA                               $  9,146       $ 21,822       $ 23,867       $ 41,460
                                         ========       ========       ========       ========



OPERATING INCOME (LOSS):
  Bally Gaming and Systems               $ (2,128)      $  6,742       $  2,875       $ 12,415
  Wall Machines and Amusement Games           835          2,108           (995)         2,642
  Route Operations                          3,957          3,718          6,986          7,461
  Casino Operations                         4,631          5,517         10,595         11,672
  Corporate Administrative Expenses        (4,324)        (2,927)        (8,093)        (5,901)
  Unusual Items (a)                          (526)            --           (526)            --
                                         --------       --------       --------       --------
Total Operating Income                   $  2,445       $ 15,158       $ 10,842       $ 28,289
                                         ========       ========       ========       ========



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

(a) The unusual items in fiscal year 2000 consist of approximately $1.5 million of restructuring charges, partially offset by a $1.0 million gain on the release of an option the Company had to operate gaming machines at a dormant dog-racing track in Kansas.

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-Q

                    FOR THE QUARTER ENDED DECEMBER 31, 2000


THREE MONTHS ENDED DECEMBER 31, 1999 AND 2000

BALLY GAMING AND SYSTEMS

For the quarter ended December 31, 2000, Bally Gaming and Systems reported revenues of $38.6 million, a increase of 26% compared to $30.6 million in the prior year quarter. New unit sales totaled 2,600 units, a 12% increase compared to 2,300 in the prior year period. The average new unit selling price increase 6% from the prior year quarter to $6,300. The current quarter shipments for Bally Gaming included approximately 420 units to the Nevada and Atlantic City markets, 260 to Canada, 390 units to international markets, and 1,530 units to riverboats, Native American casinos and other domestic markets. Bally Systems reported revenues of $11.1 million compared to $6.8 million in the prior year's record quarter. Systems reported shipments of 8,400 units, a 48% increase compared to 5,700 in the prior year period.

The overall gross margin percentage for the current quarter improved to 54% compared to 42% in the prior year quarter. The improvement was due primarily to a change in product mix to higher margin gaming machines and greater revenues from higher margin recurring revenue machines, partially offset by an increase in royalty expenses.

At December 31, 2000, the Company's Bally Gaming and Systems business unit had an installed base of approximately 2,660 units earning recurring revenues compared to approximately 1,960 units at December 31, 1999. During the current quarter, Bally Gaming and Systems recorded $6.3 million of revenues from the proprietary gaming operations, and a total of $8.4 million from all recurring revenue sources, an increase of 32% compared to the prior year quarter. Recurring revenues include revenue received from the operation of the wide-area progressive systems, fees received from the operation of certain proprietary and niche games, and SDS hardware and software maintenance fees. The gaming operations of Bally Gaming and Systems achieved a 67% gross margin compared to 58% in the prior year quarter.

Bally Gaming and Systems reported operating income of $6.7 million compared to operating loss of $(2.1) million in the prior year quarter. The increase in operating income was primarily attributed to an increase in proprietary gaming revenues and the effects of the reduced overhead cost structure of this business unit.

WALL MACHINES AND AMUSEMENT GAMES

For the quarter ended December 31, 2000, the Wall Machines and Amusement Games business unit reported revenues of $20.6 million, a 5% increase from the prior year quarter. The increase in revenues resulted from a 52% increase in shipments of new wall machines, a 124% increase in amusement game distribution revenues offset by a 17% decrease in leased machine revenues, and a 21% decrease in the average selling price of new wall machines. The prior period benefited from the sales of a niche game with higher than traditional margins, sales of which did not occur in the current quarter. The foreign currency fluctuation between the dollar and the Deutschemark decreased revenues by $4.1 million in the current quarter.

Gross margin for the quarter, was 46% compared to 43% in the prior year quarter. This increase was primarily due to higher unit sales volumes which enhanced the absorption of the fixed overhead costs.

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-Q

                    FOR THE QUARTER ENDED DECEMBER 31, 2000


Wall Machines and Amusement Games reported operating income of $2.1 million compared to an operating income of $0.1 million in the prior year quarter.

ROUTE OPERATIONS

For the quarter ended December 31, 2000, the Route Operations business unit reported revenues of $53.9 million, an increase of 12% compared to revenues of $48.2 million in the prior year quarter. Revenues for the Nevada operations increased 15% as net win per gaming machine per day increased to $66.40 from $61.00 in the prior year quarter, while the average number of gaming machines increased to 8,040 from 7,680 in the prior year quarter resulting primarily from machines added as a result of new locations and taking over the contracts to operate locations previously served by competitors. Revenues for the Louisiana operations decreased 14% due primarily to a significant increase in competition from truck stops in the metro New Orleans area as well as the impact of land based casino in New Orleans. Net win per day per gaming machine declined to $65.30 from $76.10 in the prior year quarter, and was partially offset by a 4% increase in the average number of gaming devices deployed from the prior year quarter.

The Route Operations EBITDA of $6.0 million declined 3% compared to the prior period. This decline was a result of the lower results at VSI, a lower than expected hold percentage in Northern Nevada, and higher game rental cost in Nevada which totaled $1.4 million in the current quarter, compared to $0.7 million in the prior year quarter.

As a percentage of revenues, cost of revenues increased slightly to 81%, primarily as a result of additional game rental costs. The Route Operations unit reported operating income of $3.7 million, a decrease of 6% compared to operating income of $4.0 million in the prior year quarter. The decrease in operating income resulted primarily from increase in higher game rental cost and selling, general and administrative expenses, primarily increased promotion and marketing costs at the Nevada route operation.

CASINO OPERATIONS

For the quarter ended December 31, 2000, the Casino Operations business unit reported revenues of $18.5 million, an increase of 15% compared to revenues of $16.1 million in the prior year quarter. This revenue increase was a result of a 16% increase at the Rail City Casino and a 14% increase at the Rainbow Casino. The revenue improvement at the Rail City Casino to $5.1 million from $4.4 million in the prior year quarter was attributable to an increase in the average gaming machine net win per day of 10% to $85 from $77 in the prior year quarter with approximately the same number of gaming devices on the casino floor. Rainbow Casino revenues increased to $13.4 million from $11.7 million in the prior year quarter as a result of a 20% increase in the average number of gaming machines and higher table game revenue, partially offset by a 4% decrease in net win per day per gaming machine to $135 from $141 in the prior year quarter. As a result of the casino expansion, the Rainbow Casino now has 950 gaming machines on the casino floor, compared to 790 in the prior year quarter.

For the quarter ended December 31, 2000, the cost of revenues for Casino Operations, as a percentage of revenues, increase to 43% compared to 41% in the prior year quarter. The Casino Operations business unit reported operating income of $5.5 million, an improvement of 19% compared to operating income of $4.6 million in the prior year quarter. Rainbow Casino operating income increased 19% to $4.3 million due primarily to the increase in revenues and partially offset by an increase in selling, general and administrative costs, principally marketing costs. Rail City Casino operating income increased to $1.2 million due primarily to the increase in gaming revenues.

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-Q

                    FOR THE QUARTER ENDED DECEMBER 31, 2000


NET INTEREST EXPENSE AND INCOME TAXES

Net interest expense in the three months ended December 31, 2000 totaled $8.6 million which is unchanged from the prior year quarter, however the prior year included $0.5 million in fees paid to amend the bank credit agreement. The increase in interest expense is primarily due to the higher balance of working capital borrowings which were entered into in December 1999, and the increased interest rates on the credit facility. The Company recorded an income tax provision of $0.3 million in the current quarter compared to $0.2 million in the prior year quarter primarily as a result of state income taxes and deferred taxes recorded in Germany.

SIX MONTHS ENDED DECEMBER 31, 1999 AND 2000

BALLY GAMING AND SYSTEMS

For the six months ended December 31, 2000, Bally Gaming and Systems reported revenues of $72.2 million, an increase of 3% compared to $70.4 million in the prior year period. New unit sales totaled 4,700 units, an 11% decrease compared to 5,300 in the prior year period. The average new unit selling price increased 3% from the prior year period. The current period shipments for Bally Gaming included approximately 700 units to the Nevada and Atlantic City markets, 800 to Canada, 400 units to international markets, and 2,800 units to riverboats, Native American casinos and other domestic markets. Bally Systems reported sales of $20.6 million of revenue compared to $22.0 million in the prior year period. Systems reported shipments of 14,400 units, a 34% decrease compared to 21,900 in the prior year period.

The overall gross margin percentage for the current period improved to 54% compared to 43% in the prior year period. The improvement was due primarily to a change in product mix to higher margin gaming machines and greater revenues from higher margin recurring revenue machines.

Bally Gaming and Systems recorded revenues of $13.3 million from the proprietary gaming operations, and a total of $17.1 million from all recurring revenue sources, up 64% from the prior year period. The gaming operations of Bally Gaming and Systems achieved a 66% gross margin compared to 57% in the prior year period.

Bally Gaming and Systems reported operating income of $12.4 million compared to $2.2 million in the prior year period.

WALL MACHINES AND AMUSEMENT GAMES

For the six months ended December 31, 2000, the Wall Machines and Amusement Games business unit reported revenues of $35.4 million, a 4% increase from the prior year period. The increase in revenues resulted from a 41% increase in shipments of new wall machines, a 129% increase in amusement game distribution revenues offset by a 12% decrease in leased machine revenues and a 13% decrease in the average selling price of new wall machines. The foreign currency fluctuation between the dollar and the Deutschemark decreased revenues by $6.3 million in the current period.

Gross margin for the period was 45% compared to 38% in the prior year period. This increase was primarily due to higher unit sales volumes which enhanced the absorption of the fixed overhead costs.

Wall Machines and Amusement Games reported operating income of $2.6 million compared to an operating loss of $(1.7) million in the prior year period, due primarily to the increase in gross margins and lower selling, general and administrative expenses.

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-Q

                    FOR THE QUARTER ENDED DECEMBER 31, 2000


ROUTE OPERATIONS

For the six months ended December 31, 2000, the Route Operations business unit reported revenues of $106.8 million, an increase of 13% compared to revenues of $94.3 million in the prior year period. Revenues for the Nevada operations increased 16% as net win per gaming machine per day increased to $65.40 from $59.60 in the prior year period, while the average number of gaming machines increased to 8,000 from 7,640 in the prior year period resulting primarily from machines added as a result of new locations and taking over the contracts to operate locations previously served by competitors. Revenues for the Louisiana operations decreased 12%. Net win per day per gaming machine declined to $68.00 from $76.80 in the prior year period, and was offset by a 2% increase in the average number of gaming devices deployed from the prior year period.

As a percentage of revenues, cost of revenues increased slightly to 81%, primarily as a result of additional game rental costs. The Route Operations business unit reported operating income of $7.5 million, an increase of 7% compared to operating income of $7.0 million in the prior year period. The increase in operating income resulted primarily from higher revenues and lower depreciation expense, partially offset by higher selling, general and administrative expenses, primarily increased promotion and marketing costs at the Nevada route operation.

CASINO OPERATIONS

For the six months ended December 31, 2000, the Casino Operations business unit reported revenues of $37.1 million, an increase of 13% compared to revenues of $32.8 million in the prior year period. This increase was the result of a 10% increase at the Rail City Casino and a 14% increase at the Rainbow Casino. The revenue improvement at the Rail City Casino to $9.4 million from $8.5 million in the prior year period was attributable to an increase in the average gaming machine net win per day of 11% to $82.50 from $74.00 in the prior year period with approximately the same number of gaming devices on the casino floor. Rainbow Casino revenues increased to $27.7 million from $24.3 million in the prior year period as a result of a 29% increase in the average number of gaming machines and offset by lower table game revenue and by an 11% decrease in net win per day per gaming machine to $138 from $155 in the prior year period.

For the six months ended December 31, 2000, the cost of revenues for Casino Operations, as a percentage of revenues, increased to 42% compared to 40% in the prior year period. The Casino Operations business unit reported operating income of $11.7 million, an improvement of 10% compared to operating income of $10.6 million in the prior year period. Rainbow Casino operating income increased 10% to $9.6 million due primarily to the increase in revenues and improved operating margins, partially offset by an increase in selling, general and administrative costs, principally marketing costs. Rail City Casino operating income increased 10% to $2.1 million due primarily to the increase in revenues and slight improvement in selling, general and administrative costs.

NET INTEREST EXPENSE AND INCOME TAXES

Net interest expense in the six months ended December 31, 2000 increased to $17.5 million from $16.3 million in the prior year period, however the prior year included $0.5 million in fees paid to amend the bank credit agreement. Excluding this fee, the increase in interest expense is primarily due to the higher balance of working capital borrowings which were entered into in December 1999, and the increased interest rates on the credit facility.

The Company recorded an income tax provision of $0.7 million in the current year period compared to $0.3 million in the prior year period. The current year period provision is primarily due to various state income tax provisions and deferred taxes recorded in Germany.

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-Q

                    FOR THE QUARTER ENDED DECEMBER 31, 2000


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

                    FOR THE QUARTER ENDED DECEMBER 31, 2000


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On December 5, 2000, the Company held its annual shareholders meeting at which the shareholders were asked to vote on the election of two directors. Of the 10,326,163 shares of common stock outstanding, 9,690,631 shares were voted for, and 63,719 withheld from Mr. Robert Miodunski; and 7,485,027 shares were voted for, and 2,269,323 withheld from Mr. David Robbins.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a.   Exhibits a

        27.1 Financial Data Schedule

        b.   Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-Q

                    FOR THE QUARTER ENDED DECEMBER 31, 2000



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

ALLIANCE GAMING CORPORATION
(Registrant)





By  /s/ Robert Miodunski
    -------------------------------------
    President and Chief Operating Officer
    (Principal Executive Officer)




By  /s/ Robert L. Saxton
    -------------------------------------
    Sr. Vice President, Chief Financial
    Officer and Treasurer (Principal
    Financial  and Accounting Officer)