Form 10-Q
period 2001-03-31
ALLIANCE GAMING CORP
filed 2001-05-15
CIK 2491

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM _________________ TO _________________

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares of Common Stock, $0.10 par value, outstanding as of May 6, 2001, according to the records of the registrant's registrar and transfer agent was 10,675,000.


================================================================================

                                      INDEX


PART I.       FINANCIAL INFORMATION                                                                    PAGE
Item 1.  Unaudited Financial Statements

         Unaudited Condensed Consolidated Balance Sheets as of June 30, 2000
                and March 31, 2001                                                                       3

         Unaudited Condensed Consolidated Statements of Operations
                for the three months ended March 31, 2000 and 2001                                       4

         Unaudited Condensed Consolidated Statements of Operations
                for the nine months ended March 31, 2000 and 2001                                        5

         Unaudited Condensed Consolidated Statements of Stockholders' Deficiency
                for the nine months ended March 31, 2001                                                 6

         Unaudited Condensed Consolidated Statements of Cash Flows
                for the nine months ended March 31, 2000 and 2001                                        7

         Notes to Unaudited Condensed Consolidated Financial Statements                               8-23

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations       24-30

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                     31


PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                                                              31

Item 6.  Exhibits and Reports on Form 8-K                                                               31


SIGNATURES                                                                                              32

                                     PART 1

                           ALLIANCE GAMING CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In 000's, except share data)


                                                                                        June 30,       March 31,
                                                                                         2000            2001
                                                                                       ---------       ---------
ASSETS
Current assets:
   Cash and cash equivalents                                                           $  32,044       $  46,474
   Short term investments                                                                  2,000               -
   Accounts and notes receivable, net of allowance for doubtful
     accounts of $19,255 and $16,109                                                      82,444          73,596
   Inventories, net of reserves of $6,660 and $10,262                                     32,019          37,167
   Other current assets                                                                   11,198          11,045
                                                                                       ---------       ---------
     Total current assets                                                                159,705         168,282
                                                                                       ---------       ---------
Long-term notes receivable, net of allowance for doubtful
   accounts of $954 and $967                                                               4,043           3,288
Leased equipment, net of accumulated depreciation of $10,713 and $13,740                  16,959          18,880
Property, plant and equipment, net of accumulated depreciation
     of $60,028 and $63,631                                                               76,823          76,675
Excess of costs over net assets of acquired businesses, net of
   accumulated amortization of $5,946 and $6,654                                          54,994          53,157
Intangible assets, net of accumulated amortization of $20,609 and $22,005                 21,850          18,612
Other assets, net of reserves of $1,813 and $1,801                                        16,913          16,143
                                                                                       ---------       ---------
         Total assets                                                                  $ 351,287       $ 355,037
                                                                                       =========       =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable                                                                    $  10,367       $  19,399
   Accrued liabilities                                                                    32,323          28,757
   Current maturities of long-term debt                                                    1,036             999
                                                                                       ---------       ---------
      Total current liabilities                                                           43,726          49,155
                                                                                       ---------       ---------
Long-term debt, net                                                                      344,023         331,571
Other liabilities                                                                         12,972          12,535
                                                                                       ---------       ---------
         Total liabilities                                                               400,721         393,261
                                                                                       ---------       ---------
Minority interest                                                                          1,361           1,552
Commitments and contingencies
Stockholders' deficiency:
   Special Stock, 10,000,000 shares authorized: Series E, $100 liquidation value;
       46,242 shares and 390 shares issued and outstanding                                 4,624              39
   Common Stock, $.10 par value; 50,000,000 shares authorized;
       10,335,000 and 10,557,800 shares issued and outstanding                             1,034           1,056
   Treasury stock at cost, 83,000 shares and 127,340 shares                                 (508)           (501)
   Additional paid-in capital                                                            141,130         145,693
   Accumulated other comprehensive loss                                                  (21,790)        (26,472)
   Accumulated deficit                                                                  (175,285)       (159,591)
                                                                                       ---------       ---------
     Total stockholders' deficiency                                                      (50,795)        (39,776)
                                                                                       ---------       ---------
                  Total liabilities and stockholders' deficiency                       $ 351,287       $ 355,037
                                                                                       =========       =========


      See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                        (In 000's, except per share data)


                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    2000            2001
                                                 -----------      -----------
Revenues:
    Gaming equipment and systems                  $  25,972       $  41,367
    Wall machines and amusement games                18,668          20,561
    Route operations                                 53,476          56,385
    Casino operations                                19,428          21,272
                                                  ---------       ---------
                                                    117,544         139,585
                                                  ---------       ---------
Costs and expenses:
    Cost of gaming equipment and systems             14,145          21,486
    Cost of wall machines and amusement games        12,387          10,807
    Cost of route operations                         42,441          45,381
    Cost of casino operations                         7,254           8,633
    Selling, general and administrative              27,267          26,535
    Research and development                          4,589           3,553
    Depreciation and amortization                     6,767           7,048
    Unusual items                                     1,638               -
                                                  ---------       ---------
                                                    116,488         123,443
                                                  ---------       ---------
Operating income                                      1,056          16,142

Other income (expense):
    Interest income                                      86             157
    Interest expense                                 (8,856)         (8,578)
    Minority interest                                  (650)           (655)
    Other, net                                         (503)            (97)
                                                  ---------       ---------

Income (loss) before income taxes                    (8,867)          6,969

Income tax provision                                   (223)           (149)
                                                  ---------       ---------
Net income (loss)                                 $  (9,090)      $   6,820
                                                  =========       =========

Basic earnings (loss) per share                   $   (0.89)      $    0.65
                                                  =========       =========

Diluted earnings (loss) per share                 $   (0.89)      $    0.63
                                                  =========       =========

Weighted average common shares outstanding           10,253          10,431
                                                  =========       =========

Weighted average common and common
     share equivalents outstanding                   10,253          10,815
                                                  =========       =========


      See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                        (In 000's, except per share data)


                                                  Nine Months Ended March 31,
                                                  ---------------------------
                                                     2000            2001
                                                  ---------       ---------
Revenues:
    Gaming equipment and systems                  $  96,347       $ 113,579
    Wall machines and amusement games                52,886          55,999
    Route operations                                147,768         163,214
    Casino operations                                52,232          58,335
                                                  ---------       ---------
                                                    349,233         391,127
                                                  ---------       ---------

Costs and expenses:
    Cost of gaming equipment and systems             54,131          54,751
    Cost of wall machines and amusement games        33,498          30,274
    Cost of route operations                        117,096         131,581
    Cost of casino operations                        20,435          24,137
    Selling, general and administrative              78,752          75,517
    Research and development                         11,467          10,217
    Depreciation and amortization                    19,792          20,219
    Unusual items                                     2,164               -
                                                  ---------       ---------
                                                    337,335         346,696
                                                  ---------       ---------

Operating income                                     11,898          44,431

Other income (expense):
    Interest income                                     312             513
    Interest expense                                (25,348)        (26,457)
    Minority interest                                (1,577)         (1,659)
    Other, net                                         (628)           (273)
                                                  ---------       ---------

Income (loss) before income taxes                   (15,343)         16,555

Income tax provision                                   (478)           (861)
                                                  ---------       ---------

Net income (loss)                                 $ (15,821)      $  15,694
                                                  =========       =========

Basic earnings (loss) per share                   $   (1.55)      $    1.54

Diluted earnings (loss) per share                 $   (1.55)      $    1.51

Weighted average common shares outstanding           10,221          10,224
                                                  =========       =========

Weighted average common and common
   share equivalents outstanding                     10,221          10,424
                                                  =========       =========


       See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                        Nine Months Ended March 31, 2001
                                   (In 000's)




                                             Common Stock
                                        ------------------------    Series E        Treasury
                                         Shares         Dollars   Special Stock       Stock
                                        ----------    ----------  -------------    ----------
Balances at June 30, 2000                   10,335    $    1,034    $    4,624     $     (508)

Net income                                       -             -             -              -

Foreign currency translation
    adjustment                                   -             -             -              -

  Total comprehensive income

Repurchases of common stock
    for treasury                                 -             -             -           (436)

Treasury shares issued upon exercise
    of employee stock options                    -             -             -            443

Conversion of Series E Special
    Stock to Common Stock                      223            22        (4,585)             -
                                        ----------    ----------    ----------     ----------

Balances at March 31, 2001                  10,558    $    1,056    $       39     $     (501)
                                        ==========    ==========    ==========     ==========


                                                                                     Total
                                                     Accumulated                     Stock-
                                        Additional     Other                        holders'
                                         Paid-in    Comprehensive      Accum.        Equity
                                         Capital        Loss          Deficit      (Deficiency)
                                       ----------   -------------   ----------     ----------
Balances at June 30, 2000              $  141,130    $  (21,790)    $ (175,285)    $  (50,795)

Net income                                      -             -         15,694         15,694

Foreign currency translation
    adjustment                                  -        (4,682)             -         (4,682)
                                                                                   ----------
  Total comprehensive income                                                           11,012

Repurchases of common stock
    for treasury                                -             -              -           (436)

Treasury shares issued upon exercise
    of employee stock options                   -             -              -            443

Conversion of Series E Special
    Stock to Common Stock                   4,563             -              -              -
                                       ----------    ----------     ----------     ----------

Balances at March 31, 2001             $  145,693    $  (26,472)    $ (159,591)    $  (39,776)
                                       ==========    ==========     ==========     ==========


       See notes to unaudited condensed consolidated financial statements.

                           ALLIANCE GAMING CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (In 000's)


                                                                      Nine Months Ended March 31,
                                                                      ---------------------------
                                                                         2000           2001
                                                                      ----------     ----------
Cash flows from operating activities:
    Net income (loss)                                                 $  (15,821)    $   15,694
    Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
       Depreciation and amortization                                      19,792         20,219
       Amortization of debt discounts                                         40             40
       Write down of other assets                                            660              -
       (Gain) loss on sale of assets                                      (4,067)           460
       Provision for losses on doubtful receivables                        4,708          3,415
       Other                                                                (263)         1,630
    Net change in operating assets and liabilities:
       Accounts and notes receivable                                       7,226          1,772
       Inventories                                                        (7,829)       (15,343)
       Other current assets                                                 (619)         1,976
       Accounts payable                                                     (973)         9,182
       Accrued liabilities                                                (4,131)        (2,762)
                                                                      ----------     ----------
         Net cash provided by (used in) operating activities              (1,277)        36,283
                                                                      ----------     ----------

Cash flows from investing activities:
    Additions to property, plant and equipment                           (11,956)        (9,171)
    Proceeds from disposal of property, equipment and other assets         4,090            139
    Proceeds from sale/leaseback transaction                               3,169              -
    Additions to other long term assets                                   (2,696)        (2,189)
                                                                      ----------     ----------
         Net cash used in investing activities                            (7,393)       (11,221)
                                                                      ----------     ----------

Cash flows from financing activities:
    Reduction of long-term debt                                           (3,550)        (2,360)
    Net increase (decrease) in revolving credit facility                  34,460         (8,118)
    Purchase of common stock for treasury                                      -           (436)
    Proceeds from exercise of stock options                                   10            443
                                                                      ----------     ----------
      Net cash provided by (used in) financing activities                 30,920        (10,471)
                                                                      ----------     ----------

Effect of exchange rate changes on cash                                     (250)          (161)

Cash and cash equivalents:
      Increase for period                                                 22,000         14,430
      Balance, beginning of period                                        16,930         32,044
                                                                      ----------     ----------
      Balance, end of period                                          $   38,930     $   46,474
                                                                      ==========     ==========


       See notes to unaudited condensed consolidated financial statements

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

1.      BASIS OF PRESENTATION

        The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that management believes are necessary to present fairly the financial position, results of operations and cash flows of Alliance Gaming Corporation ("Alliance" or the "Company") for the periods presented. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's annual report on Form 10-K as amended for the year ended June 30, 2000. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year financial statements to conform with current year presentation.

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

        Inventories, net of reserves, consist of the following (in 000's):


                                     June 30,    March 31,
                                       2000        2001
                                     --------    --------
        Raw materials                $ 19,158    $ 10,895
        Work-in-process                   948       2,653
        Finished goods                 11,913      23,619
                                     --------    --------
                Total inventories    $ 32,019    $ 37,167
                                     ========    ========


3.      DEBT, REVOLVING CREDIT FACILITY

        Long-term debt consists of the following (in 000's):


                                                                      June 30,    March 31,
                                                                        2000        2001
                                                                      --------    --------
        10% Senior Subordinated Notes due 2007, net of unamortized
                  discount of $649 and $609                           $149,351    $149,390
        Term loan facilities:
            Tranche B Term Loan                                         70,641      69,575
            Tranche C Term Loan                                         37,776      37,195
            Delayed Draw Term Facility                                  23,789      23,432
        Revolving Credit Facility                                       62,360      52,245
        Other, secured by related equipment                              1,142         733
                                                                      --------    --------
                                                                       345,059     332,570
        Less current maturities                                          1,036         999
                                                                      --------    --------
        Long-term debt, less current maturities                       $344,023    $331,571
                                                                      ========    ========

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

        The Company's bank debt consists of: (i) term loans with an original principal balance in August 1997 of $140 million, comprised of a $75 million tranche with a 7 1/2-year term (the "Tranche B Term Loan"), a $40 million tranche with an 8-year term (the "Tranche C Term Loan"), and a $25 million tranche with a 7 1/2-year term (the "Delayed Draw Term Facility" and together with the Tranche B Term Loan and the Tranche C Term Loan, the "Term Loan Facilities"); and (ii) an $80 million revolving credit facility (the "Revolving Credit Facility") with a 6-year term. Each of the term loans and credit facility requires variable rate borrowings with interest rates, which are based on a credit grid. The interest rates currently at the highest level of the credit grid and maturity dates are as follows:


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


        The Revolving Credit Facility also allows for German Deutschemark borrowings at the Euro-deutschemark rate plus 3.75% (or 8.4% at March 31, 2001).

        At March 31, 2001, borrowings under the $80.0 million Revolving Credit Facility totaled $52.2 million, of which $21.6 million were German Deutschemark borrowings. Based on the terms of the revolving credit facility, the Company would have been able to borrow an additional $6.6 million as of March 31, 2001. The borrowing base for the revolving credit facility includes eligible receivables and inventory (as defined).

        The bank facility is collateralized by substantially all domestic property and is guaranteed by each domestic subsidiary of the U.S. Borrower and German Subsidiaries (both as defined), other than the entity which holds the Company's interest in its Louisiana operations and other non-material subsidiaries (as defined), and is secured by both a U.S. and German Pledge Agreement (both as defined). The bank facility contains a number of maintenance covenants and it and the indenture have other significant covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries to dispose of assets, incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of the Company's subsidiaries, engage in mergers or acquisitions, or engage in certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities. The Company is in compliance with the credit agreement covenants as of March 31, 2001.

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

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

4.      INCOME TAXES

        The Company's effective tax rate for the periods ended March 31, 2000, and 2001, differ from the statutory rate of 35% due to state income taxes and the impact of taxes applicable to earnings of Bally Wulff. In addition, no tax expense has been recorded for the taxable income produced by the Companies' domestic subsidiaries as such earnings were offset against net operating loss carryforwards.

5.      SUPPLEMENTAL CASH FLOW INFORMATION

        The following supplemental information is related to the unaudited condensed consolidated statements of cash flows.


                                                                  Nine months ended March 31,
                                                                  ---------------------------
                                                                      2000          2001
                                                                  ------------   ------------
                                                                           (In 000's)
        Non-cash transactions:
        Reclassify other assets to property, plant and equipment    $     242    $     600
        Dividends for Series E Special Stock                              442            -
        Reclassify inventory to equipment                              11,196        8,605
        Translation rate adjustment                                     4,456        4,523
        Conversion of Series E Special Stock into common shares        11,198        4,585
        Deferred gain on sale/leaseback transaction                     1,546            -


6.      COMPREHENSIVE INCOME (LOSS)

        As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires the changes in the Company's cumulative translation adjustment account (which is a component of stockholders' deficiency) to be included as a component of other comprehensive income
        (loss).

        During the nine months ended March 31, 2000, and 2001, total comprehensive income (loss) amounted to $(20.5) million and $11.0 million, respectively.


7.      SHARE REPURCHASE PLAN

        In January 1999 the Company's Board of Directors approved a share repurchase plan for up to 1.18 million shares of its Common Stock. Under the plan, subject to price and market conditions, purchases of shares are made from time to time in the open market or in privately negotiated transactions. During the quarter ended December 31, 2000, the Company announced its intention to resume its share repurchase plan. Fiscal year to date the Company repurchased a total of 104,000 shares at an average price of $4.19. The Company has from time to time used the acquired common stock to satisfy obligations pursuant to the exercise of stock options under the Company's stock option plans. As of March 31, 2001, the Company had approximately 127,000 shares of common stock held in treasury.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

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

        The computation of Basic and Diluted EPS is as follows:


                                                            Three months ended       Nine months ended
                                                                 March 31,              March 31,
                                                          ---------------------    ---------------------
                                                            2000         2001        2000         2001
                                                          --------     --------    --------     --------
                                                               (In 000's except per share data)
      Net income (loss)                                   $ (9,090)    $  6,820    $(15,821)    $ 15,694

      Wt. average common shares outstanding                 10,253       10,431      10,221       10,224
          Dilutive effect of stock options outstanding          --          363          --          198
          Dilutive effect of  Warrants                          --           19          --           --
          Dilutive effect of Series E Special Stock             --            2          --            2
      Wt. average common and potentially dilutive
          shares outstanding                                10,253       10,815      10,221       10,424

      Basic earnings (loss) per share                     $  (0.89)    $   0.65    $  (1.55)    $   1.54
                                                          ========     ========    ========     ========

      Diluted earnings (loss) per share                   $  (0.89)    $   0.63    $  (1.55)    $   1.51
                                                          ========     ========    ========     ========


        Stock options and warrants outstanding that were potentially convertible into approximately 1.6 million common shares as of March 31, 2001, were not included in the computation of Diluted EPS because either (i) the exercise price was greater than the average market price of the common shares during the period or (ii) the contingent issue price was greater that the market price of the common shares at the end of the period.

        In June 1996, the Company issued 113,160 shares of Series E Special Stock to certain holders of the Company's 7 1/2% Convertible Subordinated Debentures who, as part of an exchange offer, elected to receive such stock in lieu of receiving common stock. The holders of shares of Series E Special Stock have no voting rights except as required by law. Each share of Series E Special Stock accrued non-cash dividends at an annual rate of 11 1/2% however the dividend requirement concluded on July 1, 1999. The Series E Special Stock is convertible into common stock at a conversion rate of 4.859 shares of common stock per share of Series E Special Stock, subject to adjustment under certain circumstances. During the nine months ended March 31, 2001, a total of 45,852 shares of Series E converted into approximately 222,800 shares of common stock. Upon full conversion of the remaining shares of Series E Special stock, an additional 1,900 shares of common stock will be issued.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001


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

        The table below presents information as to the Company's revenues and operating income (loss) (in 000's):


                                                    Three Months Ended           Nine Months Ended
                                                         March 31,                  March 31,
                                                 -----------------------     -----------------------
                                                   2000          2001          2000          2001
                                                 ---------     ---------     ---------     ---------
          Revenues:
            Gaming equipment and systems         $  25,972     $  41,367     $  96,347     $ 113,579
            Wall machines and amusement games       18,668        20,561        52,886        55,999
            Route operations                        53,476        56,385       147,768       163,214
            Casino operations                       19,428        21,272        52,232        58,335
                                                 ---------     ---------     ---------     ---------
          Total revenues                         $ 117,544     $ 139,585     $ 349,233     $ 391,127
                                                 =========     =========     =========     =========

          Intersegment revenues:
            Gaming equipment and systems         $   4,404     $   1,078     $  17,207     $   5,543
            Wall machines and amusement games           15            14            47            42
            Route operations                             -             -             -             -
            Casino operations                            -             -             -             -
                                                 ---------     ---------     ---------     ---------
          Total intersegment revenues            $   4,419     $   1,092     $  17,254     $   5,585
                                                 =========     =========     =========     =========

          Operating income (loss):
            Gaming equipment and systems         $  (5,778)    $   5,428     $  (3,545)    $  17,843
            Wall machines and amusement games       (2,953)        2,597        (4,639)        5,239
            Route operations                         4,259         3,717        11,245        11,178
          Casino operations                          7,149         7,525        17,744        19,197
          Corporate (a)                             (1,621)       (3,125)       (8,907)       (9,026)
                                                 ---------     ---------     ---------     ---------
          Total operating income                 $   1,056     $  16,142     $  11,898     $  44,431
                                                 =========     =========     =========     =========


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


        (a) For the three month and nine month periods ended March 31, 2000, gains from the sale of certain management and development rights for $3.0 million and $4.0 million, respectively, are netted against Corporate.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

        The table below presents information as to the Company's revenues and operating income by geographic region:


                                      Three Months Ended         Nine Months Ended
                                           March 31,                 March 31,
                                   -----------------------    -----------------------
                                      2000          2001         2000          2001
                                   ---------     ---------    ---------     ---------
                                                       (In $000's)
       Revenues:
            United States          $  95,427     $ 116,857    $ 279,311     $ 325,900
            Germany                   20,577        21,018       59,908        60,295
            Other foreign              1,540         1,710       10,014         4,932
                                   ---------     ---------    ---------     ---------
       Total revenues              $ 117,544     $ 139,585    $ 349,233     $ 391,127
                                   =========     =========    =========     =========
       Operating income (loss):
            United States          $   9,195     $  13,452    $  22,700     $  37,893
            Germany                   (3,012)        2,309       (4,920)        5,044
           Other foreign              (5,127)          381       (5,882)        1,494
                                   ---------     ---------    ---------     ---------
       Total operating income      $   1,056     $  16,142    $  11,898     $  44,431
                                   =========     =========    =========     =========


        10.     ASSETS HELD FOR SALE

        The Company has entered into an agreement for the sale of its Nevada Route Operations to a third party for approximately $118 million. This transaction is expected to close in approximately August 2001, although the agreement allows either party to cancel the transaction based on certain conditions. The sale is contingent on the buyer obtaining suitable financing and various regulatory approvals. The following table presents the net assets held for sale of the Nevada Route (in 000's):


                                                       June 30,    March 31,
                                                        2000         2001
                                                      ---------    ---------
         ASSETS
         Current assets:
           Cash and cash equivalents  (a)             $  13,639    $  13,125
           Accounts and notes receivable, net             3,923        3,046
           Other current assets                           5,332        3,970
                                                      ---------    ---------
                  Total current assets                   22,894       20,141
                                                      ---------    ---------
           Long-term notes receivable                     1,310        1,146
           Property, plant and equipment, net            17,891       18,155
           Intangible assets, net                        12,186       10,863
           Other assets, net                              3,910        3,951
                                                      ---------    ---------
           Total assets                               $  58,191    $  54,256
                                                      =========    =========

         LIABILITIES
         Current liabilities:
           Accounts payable                           $   1,590    $   1,924
           Accrued liabilities                            2,583        1,711
           Other liabilities                                521           32
                                                      ---------    ---------
               Total Liabilities                          4,694        3,667
                                                      ---------    ---------
            Net Asset                                 $  53,497    $  50,589
                                                      =========    =========



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

                                 MARCH 31, 2001

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

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          CONSOLIDATING BALANCE SHEETS

                                  June 30, 2000
                                   (In 000's)


                                                                                                                 Alliance
                                                                                                                  Gaming
                                                        Parent and            Non-                              Corporation
                                                       Guaranteeing       Guaranteeing          Elimina-            and
                                                       Subsidiaries       Subsidiaries           tions          Subsidiaries
                                                       ------------       ------------       ------------       ------------
ASSETS
Current assets:
   Cash and cash equivalents                           $     19,528       $     12,516       $          -       $     32,044
   Short term investments                                         -              2,000                  -              2,000
   Accounts and notes receivable, net                        44,889             41,603             (4,048)            82,444
   Inventories, net                                          18,452             13,567                                32,019
   Other current assets                                       8,831              2,367                                11,198
                                                       ------------       ------------       ------------       ------------
       Total current assets                                  91,700             72,053             (4,048)           159,705
                                                       ------------       ------------       ------------       ------------
Long-term notes receivable, net                             104,342                942           (101,241)             4,043
Leased equipment, net                                         9,618              7,341                                16,959
Property, plant and equipment, net                           42,152             34,671                                76,823
Excess of costs over net assets of acquired
  businesses, net                                            37,845             17,149                                54,994
Intangible assets, net                                       21,567                283                                21,850
Investments in subsidiaries                                  70,933                               (70,933)                 -
Other assets, net                                            39,425            (18,600)            (3,912)            16,913
                                                       ------------       ------------       ------------       ------------
                                                       $    417,582       $    113,839       $   (180,134)      $    351,287
                                                       ============       ============       ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable                                     $      8,232       $      2,135       $          -       $     10,367
  Accrued liabilities                                        20,743             12,707             (1,127)            32,323
  Current maturities of long-term debt                        4,488              3,498             (6,950)             1,036
                                                       ------------       ------------       ------------       ------------
       Total current liabilities                             33,463             18,340             (8,077)            43,726
                                                       ------------       ------------       ------------       ------------
Long term debt                                              421,328             23,897           (101,202)           344,023
Other liabilities                                            12,225                879               (132)            12,972
                                                       ------------       ------------       ------------       ------------
       Total liabilities                                    467,016             43,116           (109,411)           400,721
                                                       ------------       ------------       ------------       ------------
Minority interest                                             1,361                                                    1,361
Commitments and contingencies
Stockholders' equity (deficiency):
   Series E Special Stock                                     4,624                                                    4,624
   Common Stock                                               1,034             17,832            (17,832)             1,034
   Treasury stock                                              (508)                                                    (508)
   Additional paid-in capital                               141,130              7,862             (7,862)           141,130
   Accumulated other comprehensive loss                     (21,790)           (21,810)            21,810            (21,790)
   Retained earnings (accumulated deficit)                 (175,285)            66,839            (66,839)          (175,285)
                                                       ------------       ------------       ------------       ------------
      Total stockholders' equity (deficiency)               (50,795)            70,723            (70,723)           (50,795)
                                                       ------------       ------------       ------------       ------------
                                                       $    417,582       $    113,839       $   (180,134)      $    351,287
                                                       ============       ============       ============       ============


                        See accompanying unaudited note.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          CONSOLIDATING BALANCE SHEETS

                                 March 31, 2001
                                   (In 000's)


                                                                                                                 Alliance
                                                                                                                  Gaming
                                                        Parent and            Non-                              Corporation
                                                       Guaranteeing       Guaranteeing         Adjust-              and
                                                       Subsidiaries       Subsidiaries          ments           Subsidiaries
                                                       ------------       ------------       ------------       ------------
ASSETS
Current assets:
   Cash and cash equivalents                           $     33,839       $     12,635          $       -       $     46,474
   Short term investments                                         -                  -                  -                  -
   Accounts and notes receivable, net                        37,467             38,773             (2,644)            73,596
   Inventories, net                                          24,274             12,893                  -             37,167
   Other current assets                                       8,026              3,019                  -             11,045
                                                       ------------       ------------       ------------       ------------
    Total current assets                                    103,606             67,320             (2,644)           168,282
                                                       ------------       ------------       ------------       ------------
Long-term notes receivable, net                             105,699                471           (102,882)             3,288
Leased equipment, net                                        12,657              6,223                  -             18,880
Property, plant and equipment, net                           42,290             34,385                  -             76,675
Excess of costs over net assets of acquired
    businesses, net                                          37,408             15,749                  -             53,157
Intangible assets, net                                       18,452                160                  -             18,612
Investment in subsidiaries                                   72,709                  -            (72,709)                 -
Other assets, net                                            34,444            (15,024)            (3,277)            16,143
                                                       ------------       ------------       ------------       ------------
                                                       $    427,265       $    109,284       $   (181,512)      $    355,037
                                                       ============       ============       ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
   Accounts payable                                    $     17,411       $      1,988            $     -       $     19,399
   Accrued liabilities                                       19,713             10,040               (996)            28,757
   Current maturities of long-term debt                       4,175              2,126             (5,302)               999
                                                       ------------       ------------       ------------       ------------
   Total current liabilities                                 41,299             14,154             (6,298)            49,155
                                                       ------------       ------------       ------------       ------------
Long term debt                                              412,390             21,897           (102,716)           331,571
Other liabilities                                            11,800                735                  -             12,535
                                                       ------------       ------------       ------------       ------------
   Total liabilities                                        465,489             36,786           (109,014)           393,261
                                                       ------------       ------------       ------------       ------------
Minority interest                                             1,552                  -                  -              1,552
Commitments and contingencies
Stockholders' equity (deficiency):
   Series E Special Stock                                        39                  -                  -                 39
   Common Stock                                               1,056             17,832            (17,832)             1,056
   Treasury stock                                              (501)                 -                  -               (501)
   Additional paid-in capital                               145,693              7,862             (7,862)           145,693
   Accumulated other comprehensive income                   (26,472)           (26,492)            26,492            (26,472)
   Retained earnings (accumulated deficit)                 (159,591)            73,296            (73,296)          (159,591)
                                                       ------------       ------------       ------------       ------------
   Total stockholders' equity (deficiency)                  (39,776)            72,498            (72,498)           (39,776)
                                                       ------------       ------------       ------------       ------------
                                                       $    427,265       $    109,284       $   (181,512)      $    355,037
                                                       ============       ============       ============       ============


                        See accompanying unaudited note.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING STATEMENTS OF OPERATIONS

                        Three Months Ended March 31, 2000
                                   (In 000's)


                                                                                                            Alliance
                                                                                                             Gaming
                                                   Parent and            Non-                              Corporation
                                                  Guaranteeing       Guaranteeing          Adjust-             and
                                                  Subsidiaries       Subsidiaries          ments           Subsidiaries
                                                  ------------       ------------       ------------       ------------
Revenues:
   Gaming equipment and systems                   $     26,375       $      3,451       $     (3,854)      $     25,972
   Wall machines and amusement games                         -             18,668                  -             18,668
   Route operations                                     48,409              5,067                  -             53,476
   Casino operations                                     4,589             14,839                  -             19,428
                                                  ------------       ------------       ------------       ------------
                                                        79,373             42,025             (3,854)           117,544
Costs and expenses:
   Cost of gaming equipment and systems                 13,469              4,530             (3,854)            14,145
   Cost of wall machines and amusement games                 -             12,387                  -             12,387
   Cost of route operations                             39,121              3,320                  -             42,441
   Cost of casino operations                             2,226              5,028                  -              7,254
   Selling, general and administrative                  15,546             11,721                  -             27,267
   Research and development                              4,030                559                  -              4,589
   Depreciation and amortization                         4,568              2,199                  -              6,767
   Unusual items                                        (1,727)             3,365                  -              1,638
                                                  ------------       ------------       ------------       ------------
                                                        77,233             43,109             (3,854)           116,488

Operating income                                         2,140             (1,084)                 -              1,056

Earnings in consolidated subsidiaries                   (4,327)                 -              4,327                  -

Other income (expense):
   Interest income                                         129                 62               (105)                86
   Interest expense                                     (8,475)              (486)               105             (8,856)
   Rainbow royalty                                       1,739             (1,739)                 -                  -
   Minority interest                                      (650)                 -                  -               (650)
   Other, net                                              221               (724)                 -               (503)
                                                  ------------       ------------       ------------       ------------

Income before income taxes                              (9,223)            (3,971)             4,327             (8,867)
Income tax benefit (provision)                             133               (356)                 -               (223)
                                                  ------------       ------------       ------------       ------------

Net income (loss)                                 $     (9,090)      $     (4,327)      $      4,327       $     (9,090)
                                                  ============       ============       ============       ============


                        See accompanying unaudited note.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING STATEMENTS OF OPERATIONS

                        Three Months Ended March 31, 2001
                                   (In 000's)


                                                                                                            Alliance
                                                                                                             Gaming
                                                   Parent and            Non-                              Corporation
                                                  Guaranteeing       Guaranteeing         Adjust-              and
                                                  Subsidiaries       Subsidiaries          ments           Subsidiaries
                                                  ------------       ------------       ------------       ------------
Revenues:
   Gaming equipment and systems                   $     40,232       $      2,168       $     (1,033)      $     41,367
   Wall machines and amusement games                         -             20,561                  -             20,561
   Route operations                                     52,012              4,373                  -             56,385
   Casino operations                                     5,037             16,235                  -             21,272
                                                  ------------       ------------       ------------       ------------
                                                        97,281             43,337             (1,033)           139,585
Costs and expenses:
   Cost of gaming equipment and systems                 21,074              1,445             (1,033)            21,486
   Cost of wall machines and amusement games                 -             10,807                  -             10,807
   Cost of route operations                             42,580              2,801                  -             45,381
   Cost of casino operations                             2,851              5,782                  -              8,633
   Selling, general and administrative                  16,270             10,265                  -             26,535
   Research and development                              2,926                627                  -              3,553
   Depreciation and amortization                         5,080              1,968                  -              7,048
                                                  ------------       ------------       ------------       ------------
                                                        90,781             33,695             (1,033)           123,443
                                                  ------------       ------------       ------------       ------------

Operating income                                         6,500              9,642                  -             16,142

Earnings in consolidated subsidiaries                    6,823                  -             (6,823)                 -

Other income (expense):
   Interest income                                          99                100                (42)               157
   Interest expense                                     (8,066)              (554)                42             (8,578)
   Rainbow royalty                                       1,882             (1,882)                 -                  -
   Minority interest                                      (655)                 -                  -               (655)
   Other, net                                              144               (241)                 -                (97)
                                                  ------------       ------------       ------------       ------------

Income before income taxes                               6,727              7,065             (6,823)             6,969
Income tax benefit (provision)                              93               (242)                 -               (149)
                                                  ------------       ------------       ------------       ------------

Net income                                        $      6,820       $      6,823       $     (6,823)      $      6,820
                                                  ============       ============       ============       ============


                        See accompanying unaudited note.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING STATEMENTS OF OPERATIONS

                        Nine Months Ended March 31, 2000
                                   (In 000's)


                                                                                                             Alliance
                                                                                                              Gaming
                                                   Parent and            Non-                              Corporation
                                                  Guaranteeing       Guaranteeing         Adjust-              and
                                                  Subsidiaries       Subsidiaries          ments           Subsidiaries
                                                  ------------       ------------       ------------       ------------
Revenues:
   Gaming equipment and systems                   $     95,223       $     17,038       $    (15,914)      $     96,347
   Wall machines and amusement games                         -             52,886                  -             52,886
   Route operations                                    133,130             14,638                  -            147,768
   Casino operations                                    13,082             39,150                  -             52,232
                                                  ------------       ------------       ------------       ------------
                                                       241,435            123,712            (15,914)           349,233
Costs and expenses:
   Cost of gaming equipment and systems                 54,328             15,717            (15,914)            54,131
   Cost of wall machines and amusement games                 -             33,498                  -             33,498
   Cost of route operations                            107,637              9,459                  -            117,096
   Cost of casino operations                             6,541             13,894                  -             20,435
   Selling, general and administrative                  47,127             31,625                  -             78,752
   Research and development                              9,462              2,005                  -             11,467
   Depreciation and amortization                        13,481              6,311                  -             19,792
   Unusual items                                        (1,892)             4,056                  -              2,164
                                                  ------------       ------------       ------------       ------------
                                                       236,684            116,565            (15,914)           337,335
                                                  ------------       ------------       ------------       ------------

Operating income                                         4,751              7,147                  -             11,898

Earnings (loss) in consolidated subsidiaries              (915)                 -                915                  -

Other income (expense):
   Interest income                                         397                268               (353)               312
   Interest expense                                    (24,288)            (1,413)               353            (25,348)
   Rainbow royalty                                       4,586             (4,586)                 -                  -
   Minority interest                                    (1,577)                 -                  -             (1,577)
   Other, net                                              601             (1,229)                 -               (628)
                                                  ------------       ------------       ------------       ------------

Income (loss) before income taxes                      (16,445)               187                915            (15,343)
Income tax benefit (provision)                             624             (1,102)                 -               (478)
                                                  ------------       ------------       ------------       ------------

Net income (loss)                                 $    (15,821)      $       (915)      $        915       $    (15,821)
                                                  ============       ============       ============       ============


                        See accompanying unaudited note.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING STATEMENTS OF OPERATIONS

                        Nine Months Ended March 31, 2001
                                   (In 000's)


                                                                                                            Alliance
                                                                                                             Gaming
                                                   Parent and            Non-                              Corporation
                                                  Guaranteeing       Guaranteeing         Adjust-              and
                                                  Subsidiaries       Subsidiaries          ments           Subsidiaries
                                                  ------------       ------------       ------------       ------------
Revenues:
   Gaming equipment and systems                   $    109,694       $      9,228       $     (5,343)      $    113,579
   Wall machines and amusement games                         -             55,999                  -             55,999
   Route operations                                    150,407             12,807                  -            163,214
   Casino operations                                    14,391             43,944                  -             58,335
                                                  ------------       ------------       ------------       ------------
                                                       274,492            121,978             (5,343)           391,127
Costs and expenses:
   Cost of gaming equipment and systems                 54,299              5,795             (5,343)            54,751
   Cost of wall machines and amusement games                 -             30,274                  -             30,274
   Cost of route operations                            123,343              8,238                  -            131,581
   Cost of casino operations                             7,965             16,172                  -             24,137
   Selling, general and administrative                  46,166             29,351                  -             75,517
   Research and development                              8,323              1,894                  -             10,217
   Depreciation and amortization                        14,404              5,815                  -             20,219
                                                  ------------       ------------       ------------       ------------
                                                       254,500             97,539             (5,343)           346,696
                                                  ------------       ------------       ------------       ------------

Operating income                                        19,992             24,439                  -             44,431

Earnings in consolidated subsidiaries                   15,797                  -            (15,797)                 -

Other income (expense):
   Interest income                                         371                317               (175)               513
   Interest expense                                    (25,048)            (1,584)               175            (26,457)
   Rainbow royalty                                       5,105             (5,105)                 -                  -
   Minority interest                                    (1,659)                 -                  -             (1,659)
   Other, net                                              309               (582)                 -               (273)
                                                  ------------       ------------       ------------       ------------

Income before income taxes                              14,867             17,485            (15,797)            16,555
Income tax benefit (provision)                             827             (1,688)                 -               (861)
                                                  ------------       ------------       ------------       ------------

Net income                                        $     15,694       $     15,797       $    (15,797)      $     15,694
                                                  ============       ============       ============       ============


                        See accompanying unaudited note.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                        Nine Months Ended March 31, 2000
                                   (In 000's)


                                                                                                                   Alliance
                                                                                                                    Gaming
                                                          Parent and            Non-                              Corporation
                                                         Guaranteeing       Guaranteeing         Adjust-              and
                                                         Subsidiaries       Subsidiaries          ments           Subsidiaries
                                                         ------------       ------------       ------------       ------------
Net cash provided by (used in)
   operating activities                                  $    (11,236)      $     12,019       $     (2,060)      $     (1,277)
                                                         ------------       ------------       ------------       ------------
Cash flows from investing activities:
   Additions to property and equipment                         (6,733)            (5,223)                 -            (11,956)
   Proceeds from disposal of property and equipment
     and other assets                                           4,047                 43                  -              4,090
   Proceeds from sale/leaseback transaction                     3,169                  -                  -              3,169
   Additions to other long term assets                         (2,661)               (35)                 -             (2,696)
                                                         ------------       ------------       ------------       ------------
       Net cash used in investing activities                   (2,178)            (5,215)                               (7,393)
                                                         ------------       ------------       ------------       ------------
Cash flows from financing activities:
   Reduction of long-term debt                                 (3,154)            (2,456)             2,060             (3,550)
   Net change in lines of credit                               29,550              4,910                  -             34,460
   Proceeds from exercise of stock options                         10                  -                  -                 10
   Dividends received (paid)                                    9,241             (9,241)                 -                  -
                                                         ------------       ------------       ------------       ------------
       Net cash provided by (used in) financing
        activities                                             35,647             (6,787)             2,060             30,920
                                                         ------------       ------------       ------------       ------------

Effect of exchange rate changes on cash                             -               (250)                 -               (250)

Cash and cash equivalents:
   Increase (decrease)  for period                             22,233               (233)                 -             22,000
   Balance, beginning of period                                 5,240             11,690                  -             16,930
                                                         ------------       ------------       ------------       ------------
   Balance, end of period                                $     27,473       $     11,457       $                  $     38,930
                                                         ============       ============       ============       ============


                        See accompanying unaudited note.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                        Nine Months Ended March 31, 2001
                                   (In 000's)


                                                                                                                        Alliance
                                                                                                                         Gaming
                                                                 Parent and           Non-                            Corporation
                                                                Guaranteeing      Guaranteeing         Adjust-             and
                                                                Subsidiaries      Subsidiaries          ments         Subsidiaries
                                                                ------------      ------------      ------------      ------------
Net cash provided by operating activities                       $     25,347      $     13,163      $     (2,227)     $     36,283
                                                                ------------      ------------      ------------      ------------
Cash flows from investing activities:
   Additions to property and equipment                                (6,947)           (2,224)                -            (9,171)
   Proceeds from disposal of property and equipment
     and other assets                                                    139                 -                 -               139
   Additions to other long term assets                                (2,189)                -                 -            (2,189)
                                                                ------------      ------------      ------------      ------------
       Net cash used in investing activities                          (8,997)           (2,224)                -           (11,221)
                                                                ------------      ------------      ------------      ------------
Cash flows from financing activities:
   Reduction of long-term debt                                        (2,004)           (2,583)            2,227            (2,360)
   Net increase (decrease) in revolving credit facility               (9,380)            1,262                 -            (8,118)
   Proceeds from exercise of stock options                               443                 -                 -               443
   Purchase of common stock for treasury                                (436)                -                 -              (436)
   Dividends received (paid)                                           9,339            (9,339)                -                 -
                                                                ------------      ------------      ------------      ------------
       Net cash provided by (used in) financing activities            (2,038)          (10,660)            2,227           (10,471)
                                                                ------------      ------------      ------------      ------------

Effect of exchange rate changes on cash                                    -              (161)                -              (161)

Cash and cash equivalents:
   Increase  for period                                               14,312               118                              14,430
   Balance, beginning of period                                       19,528            12,516                              32,044
                                                                ------------      ------------      ------------      ------------
   Balance, end of period                                       $     33,840      $     12,634      $                 $     46,474
                                                                ============      ============      ============      ============


                        See accompanying unaudited note.

                           ALLIANCE GAMING CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEBT AND REVOLVING CREDIT FACILITY

Long-term debt and lines of credit at June 30, 2000, consisted of the following (in 000's):


                                                                                          Alliance
                                                                                           Gaming
                                           Parent and        Non-                        Corporation
                                          Guaranteeing   Guaranteeing      Elimina-          and
                                          Subsidiaries   Subsidiaries       tions        Subsidiaries
                                          ------------   ------------     ---------      ------------
10% Senior Subordinated Notes due
    2007, net of unamortized discount      $ 149,351      $               $               $ 149,351
Term loan facilities:
   Tranche B Term Loan                        70,641                                         70,641
   Tranche C Term Loan                        37,776                                         37,776
   Delayed Draw Term Facility                 23,789                                         23,789
Revolving Credit Facility                     40,000         22,360                          62,360
Intercompany notes payable                   104,256          3,939        (108,195)
Other                                                         1,142                           1,142
                                           ---------      ---------       ---------       ---------
                                             425,813         27,441        (108,195)        345,059
Less current maturities                        8,508          3,498         (10,970)          1,036
                                           ---------      ---------       ---------       ---------
Long-term debt, less current
   maturities                              $ 417,305      $  23,943       $ (97,225)      $ 344,023
                                           =========      =========       =========       =========


Long-term debt and lines of credit at March 31, 2001, consisted of the following (in 000's):


                                                                                           Alliance
                                                                                            Gaming
                                           Parent and       Non-                         Corporation
                                          Guaranteeing   Guaranteeing      Adjust-           and
                                          Subsidiaries   Subsidiaries       ments        Subsidiaries
                                          ------------   ------------     ---------      ------------
10% Senior Subordinated Notes due
    2007, net of unamortized discount      $ 149,390                                      $ 149,390
Term loan facilities:
   Tranche B Term Loan                        69,575                                         69,575
   Tranche C Term Loan                        37,195                                         37,195
   Delayed Draw Term Facility                 23,432                                         23,432
Revolving Credit Facility                     30,600         21,645                          52,245
Intercompany notes payable                   106,352          1,666        (108,018)              -
Other                                             21            712                             733
                                           ---------      ---------       ---------       ---------
                                             416,565         24,023        (108,018)        332,570
Less current maturities                          539          2,126          (1,666)            999
                                           ---------      ---------       ---------       ---------
Long-term debt, less current
   maturities                              $ 416,026      $  21,897       $(106,352)      $ 331,571
                                           =========      =========       =========       =========

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                                 MARCH 31, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, based on the terms of the $80.0 million revolving credit facility, the Company would have been able to borrow $61.8 million under the facility, of which the Company had borrowings of approximately $55.2 million outstanding. As of March 31, 2001, the unborrowed availability on the revolving credit facility was approximately $6.6 million. The borrowing base for the revolving credit facility consists of eligible receivables and inventory, as defined in the credit agreement.

At March 31, 2001, the Company had $46.5 million in cash and cash equivalents. Consolidated cash and cash equivalents at March 31, 2001, includes approximately $21.6 million of cash and cash equivalents used in casino and route operations and held in vaults, cages or change banks.

The Company is in compliance with the financial and maintenance covenants under both the credit agreement for the Bank Facility, as amended, and the indenture for the Senior Subordinated Notes.

Management believes that cash flow from operating activities, cash and cash equivalents held and the remaining borrowing availability under the revolving credit facility will provide the Company with sufficient capital resources and liquidity for ongoing operating needs. At March 31, 2001, the Company did not have any significant commitments for capital expenditures.

In August 2000, the Company signed an agreement with UC Acquisitions Company, LLC, an independent third party gaming operator, for the sale of its Nevada-based route operations. The gross selling price, which is based on a multiple of cash flows for the 12 month period prior to closing, is estimated to be approximately $118 million, consisting of $6 million in preferred stock and $112 million in cash, which will be used to pay down certain lease obligations, pay transactional fees and expenses, with the remainder (estimated to be approximately $95 million) to be used to reduce the Term Loans. This transaction is contingent on the buyer obtaining suitable financing and obtaining approvals from various regulatory bodies. This agreement also allows either party to cancel the transaction based on certain conditions. This transaction is expected to close in approximately August 2001.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                                 MARCH 31, 2001

WORKING CAPITAL

During the nine months ended March 31, 2001, working capital increased $3.1 million to $119.1 million compared to $116.0 million at June 30, 2000. The primary fluctuations in working capital were an increase in cash and cash equivalents due to cash received from reductions in accounts receivable, offset by increases in finished goods inventories and current liabilities.

CASH FLOWS

During the nine months ended March 31, 2001, the Company generated $36.3 million of cash flows from operating activities, which included an $1.8 million net decrease in accounts and notes receivable, a $15.3 million net increase in inventories, and a $9.2 million net increase in accounts payable.

During the nine months ended March 31, 2001, the Company used $11.2 million of cash in investing activities resulting primarily from approximately $9.2 million in capital expenditures plus $2.2 million in additions to other long-term assets.

During the nine months ended March 31, 2001, $10.5 million was used in financing activities primarily resulting from reductions in the Company's revolving credit facility of $8.1 million plus $2.4 million of principal reductions on the term debt which included a $1.2 million principal reduction resulting from the excess cash flow provision of the credit agreement.

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

EURO CURRENCY CONVERSION

The Company's Bally Wulff subsidiary uses the German Deutschemark as its functional currency. The new Euro currency will replace the Deutschemark as well as most other European currencies after a phase-in period, which began January 1, 1999. As most of Bally Wulff's transactions are within Germany, the switch to the Euro is not expected to have a material impact on revenues, expenses or income. The new Euro coins and bills will become the official currency in January 2002. The Company's products can be brought into Euro compliance by moving a switch inside the wall machine, replacing the coin tubes, and modifying the front glass to indicate Euros. Management believes the cost of the implementing the Euro conversion will be borne by the customers.

The Company currently has borrowings outstanding on its line of credit facility, a portion of which has a floating rate of interest tied to the Euro Deutschemark rate. Upon the full implementation of the Euro, as of January 1, 2002, the interest rate will be tied to this new index. The impact of the change in this index, if any, is not known and cannot be quantified at this time.

                          ALLIANCE GAMING CORPORATION
                                   FORM 10-Q

                                 MARCH 31, 2001

RESULTS OF OPERATIONS:

GENERAL

The following tables set forth the earnings (loss) before interest, taxes, depreciation and amortization (EBITDA) and operating income (loss) for the four business units excluding unusual charges, for the following periods (in 000's):


                                         Three Months Ending March 31,     Nine Months Ending March 31,
                                         ---------------------------       ---------------------------
                                            2000             2001             2000             2001
                                         ----------       ----------       ----------       ----------
EBITDA by Business Unit:
Bally Gaming and Systems                 $      742       $    7,656       $    7,368       $   24,174
Wall Machines and Amusement Games               (99)           3,976            1,652            9,288
Route Operations                              6,612            6,187           18,264           18,134
Casino Operations                             7,683            8,108           19,306           20,900
Corporate Administrative Expenses            (3,543)          (2,737)         (10,802)          (7,846)
Unusual Items                                (3,572)(a)            -           (4,098)(b)            -
                                         ----------       ----------       ----------       ----------
    EBITDA                               $    7,823       $   23,190       $   31,690       $   64,650
                                         ==========       ==========       ==========       ==========


Operating Income (Loss):
  Bally Gaming and Systems               $   (1,205)      $    5,428       $    1,670       $   17,843
  Wall Machines and Amusement Games          (1,617)           2,597           (2,612)           5,239
  Route Operations                            4,259            3,717           11,245           11,178
  Casino Operations                           7,149            7,525           17,744           19,197
  Corporate Administrative Expenses          (3,958)          (3,125)         (12,051)          (9,026)
  Unusual Items                              (3,572)(a)            -           (4,098)(b)            -
                                         ----------       ----------       ----------       ----------
Total Operating Income                   $    1,056       $   16,142       $   11,898       $   44,431
                                         ==========       ==========       ==========       ==========


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


(a) The unusual items incurred in the three months ended March 31, 2000 consist of approximately $6.6 million of restructuring and related charges, including $1.9 million inventory valuation reserve for Australian inventory, partially offset by a $3.0 million gain on the sale of certain gaming management and development rights.

(b) The unusual items incurred in the nine months ended March 31, 2000 included those listed in (a) above as well as restructuring and related charges incurred in the December 1999 quarter of $1.5 million, offset by $1.0 million gain on the release of an option the Company had to operate gaming machines at a dormant dog racing track in Kansas.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                                 MARCH 31, 2001

THREE MONTHS ENDED MARCH 31, 2000 AND 2001


BALLY GAMING AND SYSTEMS

For the quarter ended March 31, 2001, Bally Gaming and Systems reported revenues of $41.4 million, an increase of 59% compared to $26.0 million in the prior year quarter. Bally Gaming revenues totaled $30.4 million, an increase of 52% compared to $20.0 million in the prior year quarter. New unit sales totaled 2,700 units, a 128% increase compared to 1,180 in the prior year period. The average new unit selling price increased 20% from the prior year quarter to $7,300. The current quarter shipments for Bally Gaming included approximately 280 units to the Nevada and Atlantic City markets, 110 to Canada, 150 units to international markets, and 2,160 units to riverboats, Native American casinos and other domestic markets. Bally Systems reported revenues of $11.0 million compared to $6.0 million in the prior year's quarter. Systems reported shipments of 8,300 units, a 177% increase compared to 3,000 in the prior year period.

At March 31, 2001, the Company's Bally Gaming and Systems business unit had an installed base of approximately 2,670 units earning recurring revenues compared to approximately 2,200 units at March 31, 2000. During the current quarter, Bally Gaming and Systems recorded $6.6 million of revenues from the proprietary gaming operations, and a total of $8.7 million from all recurring revenue sources, an increase of 14% compared to the prior year quarter. Recurring revenues include revenue received from the operation of the wide-area progressive systems, fees received from the operation of certain proprietary and niche games, and SDS hardware and software maintenance fees.

The overall gross margin percentage for the current quarter declined to 48% compared to 53% in the prior year quarter. The margin decline was due primarily to a $2.8 million non-cash charge to increase inventory obsolescence reserves. Exclusive of this non-cash charge, the gross margin percentage was in line with the prior year quarter. The gaming operations of Bally Gaming and System achieved a 67% gross margin compared to 64% in the prior year quarter.

WALL MACHINES AND AMUSEMENT GAMES

For the quarter ended March 31, 2001, the Wall Machines and Amusement Games business unit reported revenues of $20.6 million, a 10% increase from the prior year quarter. The increase in revenues resulted from a 82% increase in shipments of new wall machines, a 44% increase in amusement game distribution revenues, a 1% increase in leased machine revenues, and a 1% increase in the average selling price of new wall machines. The prior year period benefited from the sales of a niche game with higher than traditional margins, sales of which did not occur in the current quarter. The foreign currency fluctuation between the dollar and the Deutschemark decreased revenues by $1.3 million in the current quarter.

Gross margin for the quarter was 47% compared to 34% in the prior year quarter. This increase was primarily due to higher unit sales volumes which enhanced the absorption of the fixed overhead costs.

ROUTE OPERATIONS

For the quarter ended March 31, 2001, the Route Operations business unit reported revenues of $56.4 million, an increase of 5% compared to revenues of $53.5 million in the prior year quarter. Revenues for the Nevada operations increased 7% as net win per gaming machine per day increased to $70.20 from $66.40 in the prior year quarter, while the average number of gaming machines increased to 8,200 from 7,890 in the prior year quarter resulting primarily from

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                                 MARCH 31, 2001

machines added as a result of new locations and taking over the contracts to operate locations previously served by competitors. Revenues for the Louisiana operations decreased 14% due primarily to a significant increase in competition from truck stops in the metro New Orleans area as well as the impact of land based casino in New Orleans. Net win per day per gaming machine declined to $70.30 from $80.50 in the prior year quarter, and there was a 3% decrease in the average number of gaming devices deployed from the prior year quarter.

The Route Operations EBITDA of $6.2 million represented a decline 6% compared to the prior period. This decline was a result of the lower results at VSI and higher game rental costs in Nevada which totaled $1.3 million in the current quarter, compared to $0.9 million in the prior year quarter.

As a percentage of revenues, cost of revenues increased slightly to 81%, primarily as a result of additional game rental costs. The Route Operations unit reported operating income of $3.7 million, a decrease of 13% compared to operating income of $4.3 million in the prior year quarter. The decrease in operating income resulted primarily from increase in higher game rental cost and selling, general and administrative expenses, primarily increased promotion and marketing costs at the Nevada route operation.


CASINO OPERATIONS

For the quarter ended March 31, 2001, the Casino Operations business unit reported revenues of $21.3 million, an increase of 10% compared to revenues of $19.4 million in the prior year quarter. This revenue increase was a result of a 10% increase at the Rail City Casino and a 9% increase at the Rainbow Casino. The revenue improvement at the Rail City Casino to $5.0 million from $4.6 million in the prior year quarter was attributable to an increase in the average gaming machine net win per day of 8% to $88 from $81 in the prior year quarter with approximately the same number of gaming devices on the casino floor. Rainbow Casino revenues increased to $16.2 million from $14.8 million in the prior year quarter as a result of a 6% decrease in the average number of gaming machines and higher table game revenue, partially offset by a 19% increase in net win per day per gaming machine to $173 from $146 in the prior year quarter. The Rainbow Casino currently has 935 gaming machines on the casino floor, compared to 995 in the prior year quarter, which is due to the floor space required for the addition of three table games to the casino floor as well as the removal of certain low performing machines, some of which will be replaced in the upcoming quarter.

For the quarter ended March 31, 2001, the cost of revenues for Casino Operations, as a percentage of revenues, increased to 41% compared to 37% in the prior year quarter. The Casino Operations business unit reported operating income of $7.5 million, an improvement of 5% compared to operating income of $7.2 million in the prior year quarter. Rainbow Casino operating income increased 5% to $6.3 million due primarily to the increase in revenues and partially offset by an increase in selling, general and administrative costs, principally marketing costs. Rail City Casino operating income increased to $1.2 million due primarily to the increase in gaming revenues and a decrease in selling and administrative costs, principally marketing cost.


NET INTEREST EXPENSE AND INCOME TAXES

Net interest expense in the three months ended March 31, 2001, totaled $8.4 million compared to $8.8 million from the prior year quarter, however, the prior year included $0.5 million in fees paid to amend the bank credit agreement. The increase in interest expense is primarily due to the higher balance of working capital borrowings which were entered into in December 1999, and the increased interest rates on the credit facility. The Company recorded an income tax provision of $0.1 million in the current quarter compared to $0.2 million in the prior year quarter primarily as a result of state income taxes.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                                 MARCH 31, 2001

NINE MONTHS ENDED MARCH 31, 2000 AND 2001

BALLY GAMING AND SYSTEMS

For the nine months ended March 31, 2001, Bally Gaming and Systems reported revenues of $113.6 million, an increase of 18% compared to $96.3 million in the prior year period. Bally Gaming revenues totaled $82.0 million, an increase of 20% compared to $68.2 million in the prior year period. New unit sales totaled 7,400 units, a 20% increase compared to 6,200 in the prior year period. The average new unit selling price increased 11% from the prior year period. The current period shipments for Bally Gaming included approximately 1,000 units to the Nevada and Atlantic City markets, 920 to Canada, 560 units to international markets, and 4,920 units to riverboats, Native American casinos and other domestic markets. Bally Systems reported sales of $31.6 million of revenue compared to $28.1 million in the prior year period. Systems reported shipments of 22,760 units, a 9% decrease compared to 24,868 in the prior year period.

The overall gross margin percentage for the current period improved to 52% compared to 45% in the prior year period. The improvement was due primarily to a change in product mix to higher margin gaming machines and greater revenues from higher margin recurring revenue machines. The gaming operations of Bally Gaming and Systems achieved a 66% gross margin compared to 60% in the prior year period.


WALL MACHINES AND AMUSEMENT GAMES

For the nine months ended March 31, 2001, the Wall Machines and Amusement Games business unit reported revenues of $56.0 million, a 6% increase from the prior year period. The increase in revenues resulted from a 52% increase in shipments of new wall machines, a 91% increase in amusement game distribution revenues offset by a 8% decrease in leased machine revenues and a 8% decrease in the average selling price of new wall machines. The foreign currency fluctuation between the dollar and the Deutschemark decreased revenues by $7.0 million in the current period.

Gross margin for the period was 46% compared to 37% in the prior year period. This increase was primarily due to higher unit sales volumes which enhanced the absorption of the fixed overhead costs.

ROUTE OPERATIONS

For the nine months ended March 31, 2001, the Route Operations business unit reported revenues of $163.2 million, an increase of 11% compared to revenues of $147.8 million in the prior year period. Revenues for the Nevada operations increased 13% as net win per gaming machine per day increased to $67.30 from $61.90 in the prior year period, while the average number of gaming machines increased to 8,060 from 7,720 in the prior year period resulting primarily from machines added as a result of new locations and taking over the contracts to operate locations previously served by competitors. Revenues for the Louisiana operations decreased 13%. Net win per day per gaming machine declined to $68.70 from $78.00 in the prior year period, and was offset by a 0.4% increase in the average number of gaming devices deployed from the prior year period.

As a percentage of revenues, cost of revenues increased slightly to 81%, primarily as a result of additional game rental costs. The Route Operations business unit reported operating income of $11.2 million, which is unchanged from the prior year period, primarily from higher revenues and partially offset by higher selling, general and administrative expenses, primarily increased promotion and marketing costs at the Nevada route operation.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                                 MARCH 31, 2001

CASINO OPERATIONS

For the nine months ended March 31, 2001, the Casino Operations business unit reported revenues of $58.3 million, an increase of 12% compared to revenues of $52.2 million in the prior year period. This increase was the result of a 10% increase at the Rail City Casino and a 12% increase at the Rainbow Casino. The revenue improvement at the Rail City Casino to $14.4 million from $13.1 million in the prior year period was attributable to an increase in the average gaming machine net win per day of 11% to $84.10 from $76.00 in the prior year period with approximately the same number of gaming devices on the casino floor. Rainbow Casino revenues increased to $43.9 million from $39.2 million in the prior year period as a result of a 15% increase in the average number of gaming machines and by a 3% increase in net win per day per gaming machine to $149 from $145 in the prior year period.

For the nine months ended March 31, 2001, the cost of revenues for Casino Operations, as a percentage of revenues, increased to 41% compared to 39% in the prior year period. The Casino Operations business unit reported operating income of $19.2 million, an improvement of 8% compared to operating income of $17.7 million in the prior year period. Rainbow Casino operating income increased 8% to $15.9 million due primarily to the increase in revenues and improved operating margins, partially offset by an increase in selling, general and administrative costs, principally marketing costs. Rail City Casino operating income increased 9% to $3.3 million due primarily to the increase in revenues and 12% decreased in selling, general and administrative costs.

NET INTEREST EXPENSE AND INCOME TAXES

Net interest expense in the nine months ended March 31, 2001, increased to $25.9 million from $25.0 million in the prior year period; however the prior year included $1.0 million in fees paid to amend the bank credit agreement. Excluding this fee, the increase in interest expense is primarily due to the higher balance of working capital borrowings, which were entered into in December 1999, and the increased interest rates on the credit facility.

The Company recorded an income tax provision of $0.9 million in the current year period compared to $0.5 million in the prior year period. The current year period provision is primarily due to various state income tax provisions and deferred taxes recorded in Germany.

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

                                 MARCH 31, 2001

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



ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                a.      Exhibits


                b.      Reports on Form 8-K

                        No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                           ALLIANCE GAMING CORPORATION
                                    FORM 10-Q

                                 MARCH 31, 2001

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



      ALLIANCE GAMING CORPORATION
      (Registrant)





      By       /s/ ROBERT MIODUNSKI
               ---------------------------------------
               Robert Miodunski
               President and Chief Operating Officer
               (Principal Executive Officer)




      By       /s/ ROBERT L. SAXTON
               ---------------------------------------
               Robert L. Saxton
               Sr. Vice President, Chief Financial
               Officer and Treasurer (Principal
               Financial  and Accounting Officer)