Form 10-K
period 2001-06-30
ALLIANCE GAMING CORP
filed 2001-09-27
CIK 2491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACTS OF 1934
For the fiscal year ended June 30, 2001

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
For the transition period from _____ to _____

Commission File Number 0-4281

ALLIANCE GAMING CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0104066 (I.R.S. Employer Identification No.)

6601 S. Bermuda Rd. Las Vegas, Nevada 89119
(Address of principal executive offices)

Registrant’s telephone number: (702) 270-7600

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.10 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

The aggregate market value of the common equity held by non-affiliates of the registrant was approximately $385,352,000 as of September 7, 2001.

The number of shares of Common Stock, $0.10 par value, outstanding as of September 7, 2001 according to the records of registrant’s registrar and transfer agent, was 21,907,207.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year and are incorporated by reference into Part III of this Form 10-K.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

PART I

ITEM 1. BUSINESS

General

Alliance is a diversified, worldwide gaming company that (i) designs, manufactures and distributes gaming machines and computerized monitoring systems for gaming machines, (ii) owns and operates a significant installed base of gaming machines, (iii) owns and operates two casinos and (iv) in Germany, is a full-service supplier of wall-mounted gaming machines and amusement games. Alliance is among the market leaders in each of its business units. Operating under the name Bally Gaming and Systems, the Company is a worldwide leader in designing, manufacturing and distributing gaming machines, having marketed over 74,000 gaming machines during the past five years; it also designs, integrates and sells highly specialized computerized monitoring systems that provide casinos with networked accounting and security services for their gaming machines with over 147,000 game monitoring units (“GMUs”) installed worldwide. The Company also owns, operates and services an installed base of over 8,800 slot and video gaming machines that are located mostly in non-casino venues in Nevada and Louisiana (“Route Operations”). Alliance is the largest route operator in Nevada and the largest route operator of gaming machines in Louisiana. Alliance also owns and operates what management believes is the most profitable dockside casino in Vicksburg, Mississippi, and a locals casino in Sparks, Nevada, which together have approximately 26 table games and 1,450 gaming devices (collectively, “Casino Operations”). In addition, operating under the Bally Wulff name, the Company is a leading supplier of wall-mounted gaming machines and amusement games in Germany, having sold over 63,000 wall machines and amusement games during the last five years.

The Company was incorporated in Nevada on September 30, 1968, under the name Advanced Patent Technology. The Company changed its name to Gaming and Technology, Inc., in 1983, to United Gaming, Inc., in 1988 and to Alliance Gaming Corporation on December 19, 1994. The Company conducts its gaming operations through directly and indirectly owned subsidiaries. On June 18, 1996, the Company acquired Bally Gaming International, Inc. (“BGII”), which includes the primary operating subsidiaries of Bally Gaming, Inc. (a.k.a. Bally Gaming and Systems) and Bally Wulff (a.k.a. Wall Machines and Amusement Games). The terms “the Company”, “we”, “our” as used herein refer to Alliance Gaming Corporation and subsidiaries unless the context otherwise requires. The Company’s principal executive offices are located at 6601 South Bermuda Road, Las Vegas, Nevada 89119; telephone (702) 270-7600.

Business Units

Bally Gaming and Systems

Overview. The Bally Gaming and Systems business unit consists of three separate divisions: Gaming Products, Gaming Operations and Gaming Systems. The following table sets forth the percentages of revenues provided by each of the Bally Gaming and Systems divisions for the periods indicated:

	Percentage of Revenues
Revenue by division	Years ended June 30,

	1999	2000	2001

Gaming Products	74%	55%	54%
Gaming Systems	25	30	28
Gaming Operations	1	15	18

	100%	100%	100%

Markets. The Company believes that the domestic installed base of gaming machines now exceeds 600,000 units. The state of Nevada has the largest installed base, totaling approximately 200,000 units as of June 30, 2001.

The gaming industry continues to expand in international markets. The Company’s primary international markets are Europe, Canada and Latin America, and, to a lesser extent, the Far East and the Caribbean. The Company conducts its business in Canada through its staff in the United States. The Company also distributes gaming machines,

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

manufactured by Bally Gaming, through its direct and indirect subsidiaries: Bally Gaming International, GmbH (“GmbH”), from its sales office in Hannover, Germany, principally to customers in Europe and Russia; Bally Gaming de Puerto Rico, Inc., principally to customers in Puerto Rico; and Bally Gaming and Systems, SA, in Montevideo, Uruguay, principally to customers in South America.

Markets for computerized slot data systems.

The primary markets for computerized slot data systems (SDS) are the United States and, to a lesser extent, Canada, Latin America, Europe and the Caribbean. Markets for Systems within the United States include traditional land-based casinos predominantly in Nevada and Atlantic City, New Jersey, Native American casinos and riverboats and dockside casinos. Domestically, the Company’s market for computerized monitoring systems is new casinos and existing or new customers who either (a) acquire casinos with a competitor’s system which is replaced with the Company’s system, or (b) expand their casino floors or upgrade their hardware to a new product release. Unlike the United States market, where most jurisdictions require the implementation of systems, there have been few international markets to do so. Management believes, however, that the international market for such systems is increasing, and that Systems’ sales to such markets are likely to increase accordingly.

Gaming Products. The Company designs, manufactures and sells a variety of electronic slot and video gaming machines. Gaming machines are differentiated from one another by graphic design and theme, cabinet style and size, pay table, reel-type design, betting denomination and minimum/maximum betting amount. Slot machines are normally produced to specific order, with design and configuration customized to a customer’s particular requirements. Customers may also change from one gaming model to another gaming model by ordering a “conversion kit” consisting of artwork, reel strips, and a computer chip. The Company’s video gaming machines are designed to simulate various card games, video reel-spinning games and keno through a video display and can offer the player the chance to play a multitude of different games. New games and themes are introduced periodically to satisfy customer demand and to compete with product designs introduced by competitors. The Company introduced its ProSeries™ reel-type slot machines in late 1993 and its multi-game touch screen machine, the GameMaker®, in late 1994. In March 1998 the Company introduced the first major upgrade to both the ProSeries and upgraded the GameMaker product line, to the V7200 platform that is capable of multi-line video and multi-coin functionality.

The ProSeries was the result of a comprehensive product development effort. The development process included extensive testing of the new products in-house and on casino floors for reliability and player appeal. Revenues from sales of ProSeries machines were approximately $44.6 million, $23.6 million and $32.3 million for the years ended June 30, 1999, 2000 and 2001, respectively.

The V7200 can offer up to ten different video games within one gaming device, or can be configured as a dedicated single title game. The games can be selected by the casino from a game library that has over 600 games. The games simulate various card games, keno and popular reel-spinning games. The V7200 machines contain bill acceptors and many other features believed to be popular with casinos and their customers. The V7200 machines are available in upright, bar top, slim-line and slant top cabinets. Revenues from sales of V7200 machines (and its predecessor, the GameMaker) were approximately $17.7 million, $23.6 million and $30.2 million for the years ended June 30, 1999, 2000 and 2001, respectively.

The Company commenced development of a new game platform in January 2000, with the intent of creating enhanced audio and video capabilities for its video product line. The Company engaged Microsoft to assist in the development of an NT™ based graphics and audio package addition to the legacy V7000 game board. The result was the Evolution platform, or EVO™, that offers superior audio and graphic capabilities on the wealth of Windows® based software and content programmers available in the marketplace. This new game platform will allow for the creation of game content at much faster rates than before, thus reducing the time to market for new products developed.

The Company typically offers a 90-day parts and labor warranty for new gaming machines sold and is actively involved in customer service after the original installation. The Company provides several after-sale, value-added services to its customers including customer education programs, a 24-hour customer service telephone hot-line, an

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

Internet web site for technical support, field service support programs, and spare parts programs. The Company’s historical warranty expense as a percentage of revenues has been less than 1%.

In addition, the Company sells and services used gaming machines and sells parts for existing machines. The Company often accepts used machines as trade-ins toward the purchase of new gaming equipment. While a small secondary market exists in the United States, used machines are typically resold into the international market. Some used equipment is reconditioned for direct sale, but much is sold in container lots on an “as is” basis through independent brokers. Sale of used equipments were approximately $5.6 million, $3.7 million and $3.1 million for the years ended June 30, 1999, 2000 and 2001, respectively.

Gaming machines have a mechanical life that can exceed ten years. However, in the established markets, the Company’s experience is that casino operators usually replace gaming machines after three to seven years. The factors which result in replacement of gaming machines sooner than their mechanical life include technological advances, development of new entertaining games, new sound and visual features and changing preferences of casino patrons. Casinos typically recoup the purchase cost of their electronic gaming machines in a few months, which allows casinos to replace machines with new models that are popular with casino patrons.

Gaming Operations. During the past two years, the proprietary gaming operations division of Bally Gaming and Systems has moved to become a full service provider of gaming products by adding to its product line games which are either linked on a wide-area progressive system, or are non-linked niche games, which are gaming machines that have secondary bonus features. These gaming machines are placed in casinos and earn recurring revenues and cash flows for the Company rather than being sold on a one time basis. These gaming machines provide a higher level of profitability than the games that are sold outright, but they require the Company to invest capital in the cost of manufacturing the gaming machines and in purchasing signs and seating. Bally’s Gaming Operations generated recurring revenues of approximately $1.5 million, $20.8 million and $28.4 million for the fiscal years ended June 30, 1999, 2000 and 2001, respectively.

The Company received regulatory approval from the Nevada Gaming Control Board of its wide-area progressive jackpot system named “Thrillions™” in November 1998. The Thrillions system has been designed to allow patrons playing nickel, quarter and dollar machines to compete for the same progressive jackpot with the odds of winning the jackpot adjusted based on the amount wagered. Separate wide-area progressives are being operated by the Company in Nevada, Mississippi and Native American lands, and by a separate third-party trust arrangement in Atlantic City.

The following was the installed base of wide-area progressive games:

		Units Outstanding
	Date	As of June 30,
	Introduced	2000	2001

Betty Boop	3/99	960	1,035
Blondie	3/01	—	420
Millionaire 777’s	6/01	—	225

		960	1,680

The Company has introduced a series of non-linked secondary bonus games. These games have been marketed under names such as Roll the Dice ®, Bell Ringer ®, Love Meter ™, 99 Bottle of Beer™, and Let’s Make a Deal ™, all of which are approved in most major gaming markets. The Company believes that games with such secondary bonus features will continue to gain floor space in casinos. The Thrillions system has been designed to allow casinos to use their own branding for the product. Currently, Park Place Entertainment utilizes the Thrillions system as a platform for their own network of linked games for their properties in Nevada and Mississippi markets, for which they pay a daily fee per game. The Company also earns recurring revenues from gaming devices deployed at three horse racing facilities under an agreement with the Delaware State Lottery Commission. As of June 30, 2001, the Company had an installed base of daily fee games totaling 1,500 units.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

System Products. The Company designs, integrates, and sells computerized slot data systems (“SDS”) for slot and video gaming machines which provide casino operators with on-line, real time data relative to a machine’s accounting, security and cash monitoring functions. When purchased along with other third party player tracking applications, SDS also provides data to and receives data from casinos to track their players to establish and compile individual player profitability and other demographic information. SDS is comprised primarily of (1) hardware consisting of microcontroller-based printed circuit boards installed within the slot and video machines as well as card readers, displays and keypads which provide casinos with the ability to track player gaming activity and monitor access to slot and video machines by the casino’s employees, (2) firmware developed by the Company which provides access to the slot machine’s and player’s activity data gathered by the microcontroller hardware, and (3) business applications software developed by the Company which manages the slot machines’ and players’ activity information. This software resides on Unix or PC based servers. Systems also provides software and hardware support services, including maintenance, repair and training for purchasers of its monitoring systems.

Product Development. The Company believes that providing games and systems with high entertainment value that are preferred by the casino patron is a key to meeting the demands of casinos. The Company believes that the use of existing computer technology is accelerating which can give newer gaming machines and systems that incorporate this technology a competitive advantage over older gaming machines and systems. Total spending on product research and development by Bally Gaming and Systems was approximately $13.9 million, $12.6 million and $11.0 million during the years ended June 30, 1999, 2000 and 2001, respectively. The decrease in research and development spending in the year ended June 30, 2001, is a result of the comparison to the prior fiscal years which included incremental development costs related to the launch of the wide-area progressive system.

The Company develops its products for both the domestic and international market. The Company’s product development process is divided into two areas: hardware and software. Major areas of hardware development include cabinet style, electronic capability, printer capability, and coin and currency handling. Hardware development efforts are focused on player appeal, product reliability and ease of maintenance. Development cycles for hardware can range from a few days for simple enhancements to more than a year for new electronics or new mechanical packages.

The software development process for new games, which includes graphics development, involves a continuous effort requiring relatively significant human resource allocations. Creativity in software development is an important element in product differentiation, as the major manufacturers tend to deploy similar hardware and related technology. Ideas for new models are generated internally, from customers and from other third parties, many of whom have entered into strategic relationships with the Company. On an annual basis, the Company expects to introduce in excess of 25 new models to the market. However, no assurance can be made with respect to the rate of new model introductions or obtaining of regulatory approvals for them.

All new or modified hardware and software are designed to satisfy all applicable testing standards. Typically, new products require regulatory approval for most North American jurisdictions, but generally no approval is needed for other jurisdictions. For Nevada, new gaming machine platforms must be filed with the state gaming laboratory which tests the products for from two to three months or more before a mandatory 30 to 60 day field test is conducted in a casino. For new product platforms, the Nevada State Gaming Control Board and the Nevada Gaming Commission must each approve these products at their monthly, public meetings. For modifications of existing products or casino associated equipment, the process in Nevada is similar to new platforms, except a field test is usually not required and the product can be approved administratively by the Nevada State Gaming Control Board staff. Each jurisdiction that requires regulatory approval of new products has its own filing requirements and process. Once products are approved by the gaming regulators, customers will typically require a 30 to 90 day field trial of the product in their casinos with the right to return the product at any time during the field trial period. The Company does not recognize revenue until the customer ends the field trial and accepts the gaming machines.

Product development for the SDS product is also divided into hardware and software. The major areas of hardware development include microcontroller circuit board design and programming as well as user interface devices such as card readers, keypads, and displays. Systems has developed a modular and extendible hardware and software

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

architecture, that allows development to be focused on achieving greater functionality, product reliability, and ease of maintenance for the casino operator and achieving greater visual appeal and ease of use for the slot player. In addition, the architecture allows customers to upgrade existing components or add new components with minimal impact. Development cycles for hardware can vary between a few months for minor revisions to more than a year for major design changes or for changes made by various slot manufacturers with which Systems’ product must communicate and be physically integrated. Software development results in (1) periodic product releases that include new features that extend and enhance the SDS product, (2) periodic maintenance releases that enable casino operators to correct problems or improve the usability of the system and (3) documentation needed to install and use the system.

The Company has developed a form of cashless wagering that uses bar-coded coupons, which can be read by the bill validators in slot machines connected to the SDS system. The Company continues to direct development efforts towards other forms of cashless wagering for use on slot machines and the SDS system. The bar-coded coupon product continues to be in regulatory field test in New Jersey and Nevada. The Company installed its second form of cashless, SDS Ticketing, into the following markets: California, New Mexico, Arizona, Minnesota and Connecticut during the fiscal year ended June 30, 2001. The Company continues to focus attention on the development of other cashless capabilities that will give casino operators the option of allowing their slot players to move club account funds to the gaming machine as well as deposit back to the club account.

Sales and Marketing. Bally Gaming and Systems uses a direct sales force and, to a lesser extent, an independent distributor network to distribute its products. Bally Gaming and Systems’ North America sales staff consists of approximately 25 people in offices in Nevada, New Jersey, Mississippi, Illinois, California, Missouri and Florida.

Bally Gaming and Systems’ direct sales force, other than personnel at GmbH, generated approximately 80%, 75% and 70% of new unit machine sales for the years ended June 30, 1999, 2000 and 2001, respectively. On a limited basis, Bally Gaming and Systems uses distributors for sales to certain international jurisdictions. The agreements with distributors do not specify minimum purchases but generally provide that the Company may terminate such agreements if certain performance standards are not met. These independent distributors generated approximately 7%, 7% and 19% of new gaming machine unit sales for the years ended June 30, 1999, 2000 and 2001, respectively. GmbH generated approximately 13%, 18% and 11% of new gaming machine unit sales for the years ended June 30, 1999, 2000 and 2001, respectively.

As of June 30, 2001, the Company had over 147,000 game monitoring units installed in 145 locations, of which approximately 98% are in the United States. Substantially all System’s revenues are generate by its direct sales force.

For the year ended June 30, 2001, approximately 93% of the Company’s slot and video gaming machine sales were on terms of 90 days or less. Approximately 7% of the Company’s sales, primarily in certain emerging markets such as riverboat and Native American gaming casinos, are financed over extended periods as long as 36 months and bear interest at rates ranging from 8% to 14%. International sales are generally consummated on a cash basis backed by a letter of credit or financed over three years or less. In addition, in certain situations the Company has participated in the financing of other gaming-related equipment manufactured by third parties in the emerging markets. For SDS sales, the Company generally offers limited financing terms, normally less than one year, for sales to new installations. Most sales, however, are invoiced on a net 30-day basis. Management believes that financing of customer sales is an important factor in certain emerging markets.

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

Customers. The demand for slot machines and video gaming machines varies depending on new construction and renovation of casinos and other facilities with needs for new equipment as well as the replacement of existing machines (which have an average replacement cycle of three to seven years). For the year ended June 30, 2001, the ten largest

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

customers accounted for approximately 42% of the Bally Gaming and Systems’ new unit sales, with the largest single customer accounting for 9% of new units sales.

The demand for computerized slot monitoring systems is driven by regulatory requirements in a given jurisdiction and by a casino operators’ competitive need to properly track machine and player activity and establish and compile individual machine and player profitability and other demographic information, all of which is of particular importance to casinos in developing marketing strategies. Revenues for computerized monitoring systems are derived from selling to new installations and to new or existing customers who either (a) acquire casinos with a competitor’s system which is replaced with the Company’s system or (b) expand their casino floors or upgrade their hardware to a new product release. For the year ended June 30, 2001, the ten largest computerized monitoring system customers (which include certain multi-site casino operators that have corporate agreements) accounted for approximately 76% of game monitoring unit sales revenues. Due to the high initial costs of installing a computerized monitoring system, customers for such systems generally have tended not to change suppliers once they have installed such a system.

Future growth of Bally Gaming and Systems will be based on continued penetration of the international markets, further expansion in the established and emerging markets, as well as continued development efforts to provide customers with new and innovative hardware and software product offerings.

Assembly Operations. Bally Gaming and Systems’ Las Vegas facility was completed in 1990 specifically for the design, assembly and distribution of gaming equipment. The 150,000-square foot facility was designed to meet fluctuating product design demands and volume requirements, and management believes the facility enables Bally Gaming and Systems to increase production without significant capital expenditures. Since July 1998 all assembly of game monitoring unit products has also been performed in the Las Vegas facility.

In April 1999, the Company entered into a five-year exclusive original equipment manufacturing agreement with Dreamport, Inc., a wholly owned subsidiary of GTECH Corporation. Under the agreement, the Company will manufacture gaming machines, for certain lottery markets exclusively for Dreamport.

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

In March 2000, the Company entered into an agreement with Multimedia Games, Inc. to supply gaming devices for use in Class III and other markets. The agreement was amended in April 2000 to include Class II markets.

Management believes its assembly operations allow for rapid generation of different models to fill orders quickly and efficiently. Another major advantage of the existing plant operation is the system by which machines can be altered in many ways including the size, type and color of glass, sound and payoff patterns to produce a “customized” product for each customer. Bally Gaming and Systems keeps an inventory of parts that allow machines to be altered quickly to conform to a particular customer’s design/feature request. Bally Gaming and Systems produces products for individual customer orders, thereby reducing exposure to finished goods inventories. Bally Gaming and Systems designs all of the major assemblies that are incorporated into the final machine configuration.

Competition. The market for gaming machines and progressive systems in North America is dominated by a single competitor, International Game Technology, Inc. (“IGT”). Worldwide there are a number of other well-established, well-financed and well-known companies producing gaming machines that compete with each of the Company’s lines in each of the Company’s markets. The other major competitors are AC Slot and Coin, Anchor Gaming, Aristocrat, Innovative Gaming Corporation of America, Mikohn Gaming Corporation (“Mikohn”), Shuffle Master, Inc., Sigma Games, Inc., Silicon Gaming, Universal Distributing of Nevada, Inc. WMS Industries, Inc. (“WMS”) and companies that market gaming machines under the brand names of Atronic, Cirsa, Konami, Novomatic and Sega Enterprises Ltd. Many of these companies look to expand their market share by decreasing the Company’s current market share. Other

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

companies may enter the gaming machine business and several of these companies offer or plan to offer second feature bonus games. Besides Bally Gaming, IGT, CDS and Mikohn currently offer wide-area progressive systems, although others may enter this area. Competition among gaming product manufacturers, particularly with respect to sales of gaming machines into new and emerging markets, is vigorous and is based on which machines generate the most net win to the casinos, competitive customer pricing and financing terms, quality of the product and having an extensive distribution, sales and support network.

The main competition in game monitoring units currently consists of IGT, CDS, and to a lesser extent Gaming Systems International, Mikohn, Acres Gaming, and companies marketing systems under the brand names of Aristocrat and Grips. Competition is keen in this market due to the number of providers and the limited number of casinos and jurisdictions in which they operate. Pricing, product feature and function, accuracy, and reliability are all key factors in determining a provider’s success in selling its system. Management believes the future success of its operations will be determined by its ability to bring new and innovative products to the market while maintaining its base of loyal existing customers.

Wall Machines and Amusement Games

Industry Overview

Management believes the German wall machine market consists of approximately 200,000 wall machine units. German regulations currently limit the useful life of wall machines to four years. As a result, annual market demand for wall machines in Germany approximates 35,000 to 55,000 units with fluctuations resulting primarily from economic conditions, regulatory changes, and new product development. Management believes that the size of the wall machine market has declined from prior years due to changes in the arcade and tavern markets and an increase in non-payout entertainment games, as well as the impact from the overall slowdown in the German economy. A portion of this annual demand is not available to the Company as it relates to machines in arcades operated by the Company’s two main German competitors.

In August 2001, the regulators approved a change to the play parameters for wall machines, reducing the time per play cycle from 15 seconds to 12 seconds, an improvement of 25%. The 12-second games will be offered beginning January 1, 2002, and conversion kits for existing 15-second games will also be sold. This change was petitioned by the arcade operators who believe that the improved speed of play will attract players to wall machines and away from other types of non-gaming amusement games.

Wall machine sales into the arcade market account for approximately 30% of the total wall machine sales in Germany. As of June 30, 2001, a number of arcades (approximately 8%) are owned by the two largest competitors, Gauselmann AG and NSM AG. Generally these competitors do not purchase wall machines from Bally Wulff for their arcades. Management believes Bally Wulff’s share of the German wall machine market was approximately 22%, 21% and 30% for the years ended June 30, 1999, 2000 and 2001, respectively. Market share is impacted by the popularity of the machines in the locations and can fluctuate between periods based on this and a wide range of other factors. The German legislative authorities regulate and monitor the wall machine industry on an ongoing basis to ensure conformance with certain manufacturing standards and the fairness of each machine to users. Existing legislation covers prescribed licensing procedures, the use, installation and operation of wall machines and the taxation of wall machines.

Operations of Bally Wulff

Products. Bally Wulff’s manufacturing operations were founded in Berlin in 1950. Bally Wulff produces and distributes a variety of models of wall machines under the trade name “Bally Wulff” for operation in arcades, hotels, restaurants and taverns primarily in Germany. These wall machines are coin-operated, armless gaming devices similar to slot machines that award winnings for matching numbers or symbols on three to five wheels or drums and differ primarily in appearance, graphic design, theme, pay-table and customer appeal. Each game play costs up to 40 pfennigs (approximately $0.17 at the exchange rate of $1.00=DM 2.29 prevailing as of June 30, 2001, which rate is used hereinafter) to play, although the player may deposit larger amounts to provide continuous play but not to increase

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

payoffs. German regulations limit the maximum payout to ten times the player’s stake (DM 4.00 or approximately $2.29 per game). Current models of wall machines provide the player the opportunity to win 100 special games on one play, which increases the potential amount that can be won on the minimum wager. German regulations require a minimum payback of 60% for wall machines, although many machines are generally programmed to pay back at somewhat higher rates to encourage play. Bally Wulff has also manufactured non-payout entertainment machines for operation in arcades, hotels, restaurants and taverns in Germany and may continue to do so in the future on a selective basis.

In February 1999, Bally Wulff began selling a single-site progressive linked jackpot system under the name Magic Jackpot. Initially, up to ten wall machines could be linked to one system. The average selling price for the system was approximately DM 15, 500 (approximately $6,760). Although there were initially strong sales of this product in fiscal year 1999, consumer demand for product was not long-lived, and sales slowed substantially in fiscal year 2000, and virtually no sales of this product were made in fiscal year 2001.

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

The following table sets forth the percentage of Bally Wulff’s revenues by product line for the periods indicated:

	Percentage of Revenues
Product Line	Years ended June 30,

	1999	2000	2001

Sale of wall machines manufactured by Bally Wulff	43%	40%	42%
Leasing of wall machines manufactured by Bally Wulff	10	14	12
Entertainment and amusement machines and third party wall machines distributed	25	42	42
Other (primarily used machines, parts and service)	22	4	4

	100%	100%	100%

Product Development. Management believes that Bally Wulff’s wall machines are viewed as premium products because of their quality, dependability, ease of service and proven ability to attract players and generate revenue. Bally Wulff designs its machines to appeal to each of the three categories of participants in the distribution process: Bally Wulff’s sales representatives and independent distributors, the owner/operator of the machines, and the players. The sales representatives and distributors require machines with broad appeal that are easy to demonstrate and sell. The owner/operators desire reasonably priced machines that are easy to collect from and service and that are proven revenue generators. The players prefer entertaining machines that are simple to play and have unique features.

Bally Wulff’s management has formed design teams that are responsible for generating ideas for creative new machines. These teams are comprised of representatives of each department involved in the production and distribution of machines, such as art, design, engineering, manufacturing, marketing and sales. The design teams meet for three days each calendar quarter at a site away from Bally Wulff’s headquarters. The teams analyze machines currently being marketed by Bally Wulff and its competitors to assess their strengths and weaknesses and then suggest ideas for new machines. These ideas are reviewed to determine which machines should be produced on a trial basis. Bally Wulff typically pursues 15 to 20 projects at any given time, and approximately 12 to 15 machines are submitted for licensing each year. These new machines are built in limited quantities and then test marketed for three to six months. Generally, fewer than half of the new machines tested are put into full scale production. Management believes this process of generating new ideas and then turning only a limited number of the ideas into machines which will reach the mass market is responsible for the high quality of Bally Wulff’s machines and their continued acceptance and success in the marketplace.

Total spending on product research and development by Bally Wulff was $3.2 million, $2.7 million and $2.5 million during the years ended June 30, 1999, 2000 and 2001, respectively.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

Sales and Marketing. Bally Wulff sells virtually all of its products through its direct sales force of approximately 55 individuals located in 20 regional sales offices. Independent German distributors account for approximately 4% of sales. Virtually all of Wulff’s sales of new wall machines are in the German market. The sales offices are operated as independent profit centers and are assigned geographic areas in which the offices are responsible for sales, servicing the machines and assisting in collecting customers’ accounts receivable balances.

The wall machines manufactured and sold by Bally Wulff generally sell for prices ranging from DM 3,600 to DM 7,500 (approximately $1,600 to $3,300). Due to price competition among the three largest manufacturers, selling prices have declined since 1997. Management believes that such declines in prices have reached bottom, and are expected to improve in the future. For the year ended June 30, 2001 approximately 80% of Bally Wulff machine sales were on terms of 90 days or less. Remaining sales of machines are financed by Bally Wulff generally over a 12-month period, with interest rates between 6% and 24%. For this reason, Bally Wulff establishes an internal credit rating and credit limit for each customer. Under Bally Wulff’s conditions of sale, a security interest in a machine is retained by Bally Wulff until the machine has been paid for in full. In addition, Bally Wulff requires security beyond the wall machine itself. Currently, Bally Wulff provides customer financing for approximately 20% of its sales, and management expects this practice to increase during fiscal 2001. Leasing machines to customers accounted for 10%, 14% and 12% of total revenues for the years ended June 30, 1999, 2000 and 2001, respectively. In approximately 95% of its unit sales, Bally Wulff accepts wall machines as trade-ins toward the purchase of new wall machines. To the extent possible, the used machines are then resold.

Customers. Each of Bally Wulff’s top ten customers has maintained their relationship with Bally Wulff for over five years. For the year ended June 30, 2001, Bally Wulff’s top ten customers accounted for approximately 10% of Bally Wulff’s revenues, while no single customer accounted for more than 2% of Bally Wulff’s revenues.

Bally Wulff’s customer base for wall machines may be divided into two categories based on the preferences of their clientele. Operators who place wall machines in arcades are generally interested in purchasing the newest products in the hopes that an innovation will result in a high level of public demand to play the new “hot” product. Street location operators serving hotels, restaurants and taverns, on the other hand, are generally more inclined to purchase lower-priced existing models with proven earnings records to provide as an amenity to customers.

Assembly Operations. Bally Wulff’s manufacturing process is primarily an assembly operation. Its manufacturing facility consists of a four-story, 100,000-square foot building in Berlin, Germany. Bally Wulff purchases its key raw materials, sub-assemblies and fabricated parts from a variety of suppliers, and most parts are purchased from multiple suppliers. While there exists no formal long-term contract commitments to any single supplier, Bally Wulff has placed certain standing orders with suppliers to help assure the availability of specific quantities on an as-needed basis. These orders are cancelable by Bally Wulff at any time without penalty. Most of the component parts are standard on all models of all Bally Wulff’s wall machines, which promotes easy conversion from the production of one model to another in response to customer demand. Except in connection with certain promotions, Bally Wulff generally maintains low inventory levels of assembly parts, and the amount of work-in-process is generally less than the number of machines sold in one week.

Because of its manufacturing structure, Bally Wulff is capable of substantially increasing its wall machine output without significant capital expenditures. Bally Wulff continues to improve its manufacturing efficiency and productivity through the use of computer-aided design systems, automated production equipment, and devotion of substantial resources to product quality control.

Competition. Germany’s wall machine manufacturing industry is dominated by Bally Wulff and two of its competitors, NSM, AG and Gauselmann, AG. Management believes these three entities collectively account for approximately 90% of the entire market. Bally Wulff competes with many companies in the distribution of coin-operated amusement games, some of which are larger and have greater resources than Bally Wulff. Bally Wulff’s two major competitors own and operate a significant number of arcades, which may give them a competitive advantage arising from a built-in market for their games and the ability to test market new games in their own arcades. Furthermore, increased foreign competition in Germany may have an adverse impact on the Company’s future wall machine revenues. Management

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

believes that the primary competitive factors in the wall machine and coin-operated amusement game markets are the quality and depth of the product line, price and customer service which includes the ability to fill orders quickly and efficiently.

Route Operations

Nevada Operations

Overview. In June 2001, the Company voluntarily terminated an agreement previously entered into to sell its Nevada-based route operations. The Company paid a breakup fee and related costs and expenses totaling $6.5 million. Additionally, as part of the refinancing of its senior bank debt in June 2001, the Company repaid certain operating leases for gaming equipment used in the Nevada route operation, totaling approximately $13.0 million. The effect of the repayment of the operating leases will be to, on a prospective basis, reduce rental expense by $6.5 million and increase depreciation expense by $4.0 million, annually.

The Company’s Nevada route operations involve the selection, ownership, installation, operation and maintenance of video poker devices, reel-type slot machines and other electronic gaming machines in local establishments such as taverns, restaurants, supermarkets, drug stores and convenience stores operated by third parties (“local establishments”). The Company’s route operations target Nevada residents who generally frequent local establishments close to their homes.

The following table sets forth certain historical data concerning the Company’s Nevada route operations:

	Years ended June 30,

	1999	2000	2001

Average number of gaming machines operated	7,300	7,856	8,083
Average number of locations	680	687	703
Average win per day per gaming machine	$57.20	$63.10	$67.75

At June 30, 2001, the Company operated approximately 8,150 machines on its Nevada route. The Company has increased the number of gaming machines owned and operated principally through contracting with new locations as they open and strategic takeover of contracts at locations operated by several mid-sized route operators. Contract takeovers added approximately 200 and 470 gaming machines to the Nevada route during the years ended June 30, 1999 and 2000, respectively, and no such takeovers occurred in the fiscal year 2001.

The Company enters into long-term agreements with local establishments through either space leases or revenue-sharing arrangements. Under revenue sharing arrangements, most common with taverns, restaurants and convenience stores, the Company does not pay rent, but rather receives a percentage of the net win from the gaming machines. Under revenue sharing arrangements, the owner of the local establishment must have a gaming license, in addition to the general slot route operator’s license the Company holds. Under space lease arrangements, most common with supermarkets and drug stores, the Company pays a fixed rental amount to the owner of the local establishment and the Company receives all of the net win derived from the gaming machines. Under space lease arrangements, only the Company (and not the establishment owner) is required to hold a gaming license. Most of the local establishments serviced by the Company are restricted by law to operating no more than 15 gaming machines.

Revenue-sharing arrangements accounted for approximately 88%, 84%, and 80% of revenues and 76%, 74%, and 77% of installed machines, respectively, in the Company’s Nevada route operations for the years ended June 30 1999, 2000 and 2001. At June 30, 2001, the weighted average remaining term of the Company’s revenue sharing arrangements was approximately 2.8 years. Space lease arrangements accounted for approximately 12%, 16%, and 20% of revenues and 24%, 26%, and 23% of installed machines, respectively, in the Company’s Nevada route operations for the years ended June 30, 1999, 2000 and 2001. At June 30, 2001, the weighted average remaining term of the Company’s space leases was 2.9 years.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

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

Sales and Marketing. As the largest route operator in Nevada, the Company believes that it is able to differentiate itself from its competitors because it is a full-service operation that provides its customers support for marketing promotional allowances and uses its design capabilities to provide electronic gaming machines with features customized to customers’ needs. The Company developed and continues to implement a system called “Gamblers Bonus”. Gamblers Bonus is a proprietary cardless slot players’ club and player tracking system, which allows multiple local establishments to be linked together into a distributed gaming environment. Through this technology, the Company is able to provide its players and customers with many of the same gaming choices otherwise available only in a larger scale casino environment, choices such as multi-location progressive jackpots, bigger jackpot payouts and traditional players’ club enhancements. Additionally, the Company is offering a series of new games available only to Gamblers Bonus members.

Since the launch of Gamblers Bonus, the gaming machines linked to Gamblers Bonus have experienced an increase in net win per day per machine. As of June 30, 2001, the Company had the Gamblers Bonus installed in over 3,900 gaming machines at approximately 377 locations or 47% of the installed base of gaming machines. The Company believes Gamblers Bonus will continue to improve both the revenues and operating efficiencies of its Nevada route operations and has the potential to create additional opportunities in the route operations segment of the gaming industry.

The Company has benefited from the growth in population in Nevada, creating more gaming venues. Certain local politicians have proposed limiting the number or type of venues where gaming is authorized. Management does not believe the outcome of these proposals will have a material impact on financial results of the Company.

Customers. The Company has a diversified customer base with no one customer accounting for more than 3% of the Company’s revenues generated from Nevada route operations during the year ended June 30, 2001, although approximately 8% of such revenues were generated through an affiliated group of such customers. The affiliated group consists of eight partnerships each having one individual partner who is common to all such partnerships. For the year ended June 30, 2001, the ten largest customers accounted for approximately 16% of the Nevada route operations revenues.

Assembly Operations. In years prior to 1988, the Company’s route operations manufactured its own gaming machines for use in its Nevada route operations. These machines represent approximately 38% of the gaming machines currently used in the Nevada route operations at June 30, 2001. In July 1998, the Company received regulatory approval to begin using the Bally GameMaker platform for Gamblers Bonus gaming machines deployed on the Nevada route. At June 30, 2001, approximately 34% of the installed base of gaming machines on the Nevada route were manufactured by Bally Gaming.

Competition. The Company is subject to substantial direct competition for its revenue-sharing and space lease locations from several large route operators and numerous small operators, located principally in Las Vegas, Reno and the surrounding areas and from other forms of gaming. The Company, Anchor Gaming, ET&T, and Southwest Gaming are the largest route operators in Nevada. The principal methods of competition for route operators include the economic terms of the revenue sharing or space lease arrangement, the services provided, the Gamblers Bonus product and the reputation of the route operator. Price competition is intense and can reduce the Company’s gross margin on such operations if the percentage of the gaming machine revenues retained by the local establishment increases.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

Louisiana Operations

Overview. On the basis of its Nevada route operations expertise, in March 1992 the Company obtained a contract to operate video poker gaming machines in the greater New Orleans, Louisiana area through a subsidiary, Video Services, Inc. (“VSI”). The Company entered into an operating agreement which runs through May 2002 with Fair Grounds Corporation, and its affiliates, Jefferson Downs Corporation and Finish Line Management Corporation (collectively, “Fair Grounds”), for the Company to be the exclusive operator of video poker machines at the only racetrack in the greater New Orleans area and eight associated off-track betting parlors (OTB’s). This agreement contains a five-year option for the Company to match any third party offer to operate the machines after May 2002. The Company operates the game rooms where the video poker machines are located for each of the nine facilities owned by Fair Grounds, for which it receives a percentage of the revenue generated by the machines. As of June 30, 2001, the Company had approximately 670 video poker machines in Louisiana.

Under the Louisiana gaming laws and regulations, the majority stockholder of any entity operating video poker machines in Louisiana must be a domiciled resident of the State of Louisiana. As a result, the Company owns 49% of the common stock of VSI and three prominent members of the Louisiana business and legal community owns the remaining 51%. The Company, however, owns all the voting stock of VSI and all of its officers and directors are Company employees. The Company has a 71% interest in dividends of VSI in the event dividends are declared. The Company also formed two other Louisiana subsidiaries, Southern Video Services, Inc. (“SVS”) and Video Distributing Services, Inc. (“VDSI”). Both SVS and VDSI are structured in a manner similar to VSI except that the Company is entitled to receive 60% of any SVS dividends. Under the terms of its contract with Fair Grounds, the Company must conduct any additional video poker operations in Louisiana other than gaming at racetracks or OTB parlors through SVS. To date, SVS and VDSI have not engaged in business in Louisiana.

The Company is prohibited by the Louisiana Act from engaging in both the manufacture and operation of video poker gaming in Louisiana and, therefore, the Company does not manufacture its own video poker machines for use in Louisiana.

Sales and Marketing. VSI has developed an extensive marketing program under the names “The Players Room” and “Rockin’ Horse Lounge” which is designed to attract primarily local residents to VSI’s facilities. Media placement has focused on newspaper and radio advertising with promotions including a player’s club, direct mailings and offerings of a wide range of prizes. The Company intends to expand its operations selectively in the greater New Orleans area by increasing the number of video poker machines in certain of its existing locations as demand warrants. The Company continues to investigate the addition of new locations under its current contract with the Fair Grounds in areas where competitive factors are favorable. Under the Louisiana Act, racetracks and OTBs are permitted to install an unlimited number of video poker machines while truckstops and taverns may install only limited numbers of such machines.

Competition. The racetrack and OTB locations where the Company operates video poker machines compete with riverboats, truckstops and locations with liquor licenses throughout the New Orleans area. Each truckstop is permitted to operate up to fifty video poker machines and each tavern is permitted to operate up to three video poker machines. Louisiana has riverboat gaming statewide and three riverboats are currently operating in the greater New Orleans area. Riverboats are permitted to have live table games and an unlimited number of gaming machines, including slot machines. Louisiana has also has one land-based casino currently operating.

Casino Operations

Overview.

Rainbow Casino. The Rainbow Hotel Casino located in Vicksburg, Mississippi began operations in July 1994. The facility includes a 33,000-square foot casino, with 955 gaming devices and 19 table games as well as a 250-seat restaurant/buffet and 20,000-square foot conference center. The facility also includes the 89-room Rainbow Hotel, which is owned and operated by a third party. Rainbow Casino is marketed as a “locals” casino and draws its

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

customers principally from within a 75-mile radius of Vicksburg. The Vicksburg casino market generated approximately $229 million in gaming revenue in the twelve months ended June 30, 2001.

The Company is the general partner of Rainbow Casino Vicksburg Partnership, L.P. (“RCVP”) the limited partnership that operates the Rainbow Casino. The limited partner, Rainbow Corporation, an independent third party is entitled to receive 10% of the net available cash flows after debt service and other items, as defined (which amount increases to 20% of such amount for the proportional revenues above $35.0 million) each year through December 31, 2010. The Company holds the remaining economic interest in the partnership.

Rail City Casino. In April 1990, the Company purchased, for an aggregate purchase price of $9.5 million, substantially all of the assets of the Rail City Casino (formerly the Plantation Station Casino) located near the border between the cities of Reno and Sparks in northern Nevada. Rail City is a 20,000 square-foot casino, which as of June 30, 2001 operated approximately 500 gaming devices, 7 table games, and live keno. In addition, Rail City Casino includes a 300-seat restaurant, and offers a race and sports book that is leased to an independent race and sports book operator. Rail City Casino is convenient to both Reno and Sparks and caters primarily to the local market.

Sales and Marketing. The Company’s casinos target the mid-level gaming customers in the market. The Company promotes its casinos primarily through special promotional events and by providing quality food at reasonable prices.

Competition. Gaming of all types is available throughout Nevada and Mississippi in numerous locations, including many locations that compete directly or indirectly with the Company’s casino operations. The operation of casinos is a highly competitive business. The principal competitive factors in the industry include the quality and location of the facility, the nature and quality of the amenities and customer services offered and the implementation and success of marketing programs. Many of Rail City Casino’s competitors include large casino-hotels that offer more amenities, as well as smaller casinos and taverns that appeal to local area residents.

The Rainbow Casino was the fourth gaming facility to open in Vicksburg and as such faces substantial direct competition for gaming customers in the region. Lady Luck Gaming Corporation owns land in Vicksburg and may in the future develop a project that would include a dockside casino, hotel and related amenities. Previously, Horseshoe Gaming, LLC had announced a casino hotel and auto racing complex on the Big Black River which is between Vicksburg and Jackson, Mississippi. The legality of that site for gaming is currently in litigation. At this time management does not know which, if any, of these sites may be developed. Both of these projects will be contingent on several factors including regulatory approval and financing.

Patents, Copyrights and Trade Secrets

Bally Gaming, Inc., is the copyright owner (or has licenses to use) game software, artwork and video presentation and has registered some of these copyrights with the U.S. Copyright Office. Some games, cash handling mechanisms, and other gaming device mechanisms (either currently used or reserved for future development including several related to Gamblers Bonus) are covered either by pending patent applications or issued patents, both foreign and domestic. The expiration dates of these patents vary and are based on their filing or issue dates. In addition, many of the games have trademarks registered with the U.S. Patent and Trademark Office, state trademark registries, or both. The Company and its subsidiaries have over two hundred registered or pending trademark applications in the United States and around the world, including the registered U.S. trademark, Gamblers Bonus.

Bally Gaming, Inc., is obligated under several patent agreements to pay royalties ranging from approximately $25 to $250 per applicable game depending on the components in the gaming machines. Additionally, based on an amendment to the trademark licensing agreement between the Company and Bally Entertainment Corporation (“BEC”) dated May 10, 1996, Bally Gaming and Systems is obligated to pay $35 per machine on new machines sold beginning on June 18, 1996, with a minimum annual royalty payment of $1.0 million for the initial five-year term of the amended agreement, which is subject to annual renewals by the Company thereafter. In addition, the Company has obtained the rights to certain game ideas and intellectual property that require Bally Gaming and Systems to pay

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

royalties based on either fixed amounts or variable amounts based upon game performance. Royalty expense for Bally Gaming and Systems for the years ended June 30, 1999, 2000, and 2001 was $1.9 million, $3.4 million, and $3.5 million, respectively.

Employees and Labor Relations

As of June 30, 2001, the Company and its subsidiaries employed approximately 2,400 persons, including approximately 1,330 persons in Nevada, 60 persons in Louisiana, 560 persons in Mississippi, 50 persons in various other states and 400 persons in Germany. None of such employees is covered by a collective bargaining agreement. Bally Wulff’s employees, however, are covered by German regulations which apply industry-wide and are developed, to some extent, through negotiations between representatives of the metal working industry employers and the trade union representing the employees. These regulations are in the nature of collective bargaining agreements and cover the general terms and conditions of such items as wages, vacations and work hours. The regulations codify what are considered the common standards of employment in the German metal working industry. The Company believes its relationships with its employees are satisfactory.

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

Any person who acquires a controlling interest in the Company would have to meet the requirements of all governmental bodies that regulate the Company’s gaming businesses. A change in the make-up of the Company’s board of directors and management would require the various gaming authorities to examine the qualifications of the new board and management.

Nevada. The ownership and operation of casino gaming facilities in Nevada are subject to (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (the “Nevada Act”) and (ii) various local ordinances and regulations. The Company’s gaming, manufacturing, distributing and slot route operations (herein collectively referred to as “gaming machine operations”) are subject to the licensing and regulatory control of the Nevada State Gaming Control Board (the “Nevada Board”), the Nevada Gaming Commission (the “Nevada Commission”), the Clark County Liquor and Gaming Licensing Board (the “Clark County Board”), and various other county and city regulatory agencies, all of which are collectively referred to as the “Nevada Gaming Authorities.”

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based on declarations of public policy concerned with, among other things: (i) the prevention of unsavory and unsuitable persons from having any involvement with gaming; (ii) the strict regulation of all persons, locations, practices, associations and activities related to the operation of licensed gaming establishments and the manufacture and distribution of gaming machines, cashless wagering systems and associated equipment; (iii) the establishment and maintenance of responsible accounting practices and procedures; (iv) the maintenance of effective control over the financial practices of licensees, including establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (v) the prevention of cheating and fraudulent practices; and (vi) providing a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Company’s gaming-related operations.

The Company is registered with the Nevada Commission as a publicly traded corporation (a “Registered Corporation”). The Company’s direct and indirect subsidiaries that manufacture or distribute gaming devices or

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

conduct gaming operations at various locations, (collectively, the “Nevada Subsidiaries”) are required to be licensed by the Nevada Gaming Authorities. The licenses held by the Nevada Subsidiaries require periodic payments of fees and taxes and are not transferable. The Company, through registered intermediary companies (individually an “Intermediary Company” and collectively the “Intermediary Companies”), has been found suitable to own the stock of the Nevada Subsidiaries, each of which is a corporate licensee (individually a “Corporate Licensee” and collectively the “Corporate Licensees”) under the terms of the Nevada Act. As a Registered Corporation, the Company is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information the Nevada Commission may require. No person may become a stockholder of or receive any percentage of the profits from the Corporate Licensees without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, the Intermediary Companies and the Corporate Licensees have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses required to engage in gaming activities, gaming machine operations, and in the manufacture and distribution of gaming devices for use or play in Nevada or for distribution outside of Nevada.

All gaming machines and cashless wagering systems manufactured, sold or distributed for use or play in Nevada or for distribution outside of Nevada must be manufactured by licensed manufacturers and distributed or sold by licensed distributors. All gaming machines manufactured for use or play in Nevada must be approved by the Nevada Commission before they are distributed or exposed for play. The approval process for gaming machines and cashless wagering systems includes rigorous testing by the Nevada Board, a field trial and a determination as to whether the gaming machines or cashless wagering systems meet strict technical standards set forth in the regulations of the Nevada Commission. Associated equipment (as defined in the Nevada Act) must be administratively approved by the chairman of the Nevada Board before it is distributed in Nevada.

The Nevada Gaming Authorities may investigate any individual who has a material relationship or material involvement with, the Company, the Intermediary Companies or the Corporate Licensees to determine whether that individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and key employees of the Company and the Intermediary Companies who are actively and directly involved in the licensed activities of the Corporate Licensees are or may be required to be licensed or found suitable by the Nevada Gaming Authorities. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position. The Nevada Gaming Authorities may deny an application for licensing or finding of unsuitability for any cause they deem reasonable.

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

If it were determined that a Corporate Licensee had violated the Nevada Act, the licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, the Intermediary Companies, the Corporate Licensees, and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate any nonrestricted

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

gaming establishment operated by a Corporate Licensee and, under certain circumstances, earnings generated during the supervisor’s appointment (except for reasonable rental of the casino property) could be forfeited to the state. Limitation, conditioning, or suspension of the gaming licenses of the Corporate Licensees or the appointment of a supervisor could, and revocation of any gaming license would, materially adversely affect the gaming-related operations of the Company.

The Gaming Authorities may, at their discretion, require the holder of any security of the Company to file applications, be investigated, and be found suitable to own the security of the Company if the Nevada Commission has reason to believe that the holder’s ownership would be inconsistent with the declared policies of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

The Nevada Act requires any person who acquires more than 5% of any class of a Registered Corporation’s voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of any class of a Registered Corporation’s voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the chairman of the Nevada Board mails written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Act, that acquires more than 10%, but not more than 15%, of a class of a Registered Corporation’s voting securities may apply to the Nevada Commission for a waiver of finding of suitability if the institutional investor holds the securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the corporate charter, bylaws, management, policies or operations of the Registered Corporation or any of its gaming affiliates, or any other action the Nevada Commission finds to be inconsistent with holding the Registered Corporation’s voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with investment only intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

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

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

(ii)  recognizes any voting right by such unsuitable person in connection with such securities, (iii) pays the unsuitable person remuneration in any form, or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

The Company is required to maintain in Nevada a current stock ledger, which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to impose a requirement that a Registered Corporation’s stock certificates bear a legend indicating that the securities are subject to the Nevada Act. The Nevada Commission has imposed this requirement on the Company.

The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada or to retire or extend obligations incurred for such purposes. In addition, (i) a Corporate Licensee may not guarantee a security issued by a Registered Corporation pursuant to a public offering without the prior approval of the Nevada Commission; and (ii) restrictions on the transfer of an equity security issued by a Corporate Licensee or Intermediary Company and agreements not to encumber such securities (collectively, “Stock Restrictions”) are ineffective without the prior approval of the Nevada Commission.

Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he acquires control may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission on a variety of stringent standards before assuming control of the Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as a part of the approval process relating to the transaction.

The Nevada Legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming licensees and Registered Corporations that are affiliated with those operations may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse affects of these business practices on Nevada’s gaming industry and to promote Nevada’s policy to: (i) assure the financial stability of corporate gaming licensees and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before a Registered Corporation can make exceptional repurchases of voting securities above the current market price (commonly called “ greenmail”) and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation’s board of directors in response to a tender offer made directly to the Registered Corporation’s stockholders for the purpose of acquiring control of the Registered Corporation.

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Licensees’ operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based on either (i) a percentage of the gross revenues received, (ii) the number of gaming devices operated, or (iii) the number of games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments. The Corporate Licensees that hold gaming device route operator licenses or manufacturer or distributor licenses also pay certain fees to Nevada.

Any person who is licensed, required to be licensed, registered, required to be registered, or under common control with such persons (collectively, “Licensees”), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board and thereafter maintain a $10,000 revolving fund to pay the expenses of investigation by the Nevada Board of the Licensee’s participation in such foreign gaming. The

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operations who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

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

Louisiana. The manufacture, distribution, servicing and operation of video draw poker devices (“Devices”) in Louisiana is subject to the Louisiana Video Draw Poker Devices Control Law and the rules and regulations promulgated thereunder (the “Louisiana Act”). Licensing and regulatory control is maintained by a single gaming control board for the regulation of gaming in Louisiana. This Board, created on May 1, 1996, is called the Louisiana Gaming Control Board (the “Louisiana Board”) and oversees all licensing for all forms of legalized gaming in Louisiana (including all regulatory enforcement, and supervisory authority that exists in the state as to gaming on Native American lands). The Video Gaming Division of the Gaming Enforcement Section of the Office of State Police within the Department of Public Safety and Corrections (the “Division”) performs the investigatory functions for the Louisiana Board. The laws and regulations of Louisiana are based on policies of maintaining the health, welfare and safety of the general public and protecting the video gaming industry from elements of organized crime, illegal gambling activities and other harmful elements, as well as protecting the public from illegal and unscrupulous gaming to ensure the fair play of devices.

VSI and SVS, the indirect operating subsidiaries for the Company’s gaming operations in Louisiana, have each been granted a license as a device owner by the Division. These gaming subsidiaries are Louisiana Licensees (the “Louisiana Licensees”) under the terms of the Louisiana Act. The licenses held by the Louisiana Licensees expire at midnight on June 30, 2004. Annual fees must be paid on or before July 1 in each year regardless of the license expiration date.

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

The Division has the authority to conduct overt and covert investigations of any person involved directly or indirectly in the video gaming industry in Louisiana. These investigations have extended to information regarding a prospective licensee’s and his or her spouse’s immediate family and relatives and their affiliations with certain organizations or other business entities. The investigation may also extend to any person who has or controls more than a 5% ownership, income or profits interest in an applicant for or holder of a license or who is a key employee, or who has the ability to exercise significant influence over the licensee. All persons or entities investigated must meet all suitability requirements and qualifications for a licensee. The Louisiana Board may deny an application for licensing for any cause it may deem reasonable. The applicant for licensing must pay a filing fee, which applies to the cost of the investigation.

In order for a corporation to be licensed as an operator or distributor of video poker gaming devices by the Louisiana Board, a majority of the stock of the corporation must be owned by persons who have been domiciled in Louisiana for at least two years prior to the date of the application.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

Bally Gaming has an application pending to renew its license as a manufacturer of devices under the Louisiana Gaming Law. In the past, a manufacturer would have to obtain a separate permit to do business with video poker, riverboat and land based casino licensees. However, recent changes have been enacted to Louisiana’s Gaming Law to allow manufacturers to apply for and obtain one permit to be able to conduct business in the different gaming venues.

Mississippi. The manufacture and distribution of gaming and associated equipment and the ownership and operation of casino facilities in Mississippi are subject to extensive state and local regulation, primarily the licensing and regulatory control by the Mississippi Gaming Commission (the “Mississippi Commission”) and the Mississippi State Tax Commission.

The Mississippi Gaming Control Act (the “Mississippi Act”), which legalized dockside casino gaming in Mississippi, was enacted on June 29, 1990. Although not identical, the Mississippi Act is similar to the Nevada Gaming Control Act. The Mississippi Commission has adopted regulations that are also similar in many respects to the Nevada gaming regulations.

The laws, regulations and supervisory procedures of Mississippi and the Mississippi Commission seek to: (i) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity; (ii) establish and maintain responsible accounting practices and procedures; (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and making periodic reports to the Mississippi Commission; (iv) prevent cheating and fraudulent practices; (v) provide a source of state and local revenues through taxation and licensing fees; and (vi) ensure that gaming licensees, to the extent practicable, employ Mississippi residents. The regulations are subject to amendment and interpretation by the Mississippi Commission. Changes in Mississippi law or regulations may limit or otherwise materially affect the types of gaming that may be conducted and could have an adverse effect on the Company and the Company’s Mississippi gaming operations.

The Mississippi Act provides for legalized dockside gaming at the discretion of the 14 counties that either border the Gulf Coast or the Mississippi River, but only if the voters in each of those counties have not voted to prohibit gaming in that county. Currently, dockside gaming is permissible in 9 of the 14 eligible counties in the state and gaming operations have commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River, or in the waters of the State of Mississippi lying south of the state in eligible counties along the Mississippi Gulf Coast. Litigation is pending with respect to the expansion of eligible gaming sites in which a landowner and a license applicant have appealed a finding of suitability by the Mississippi Commission of a site on the Big Black River in Warren County near Interstate 20 between Jackson and Vicksburg, Mississippi, where the Rainbow Casino, operated by RCVP, is located. A Hinds County Circuit Court has ruled that the subject site is legal and suitable for gaming, and the Mississippi Commission has appealed the decision to the Mississippi Supreme Court. The law permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space that may be utilized for gaming. There are no limitations on the number of gaming licenses that may be issued in Mississippi.

The Company, RCVP, Bally Gaming, Inc., and their affiliates are subject to the licensing and regulatory control of the Mississippi Commission. The Company is registered under the Mississippi Act as a publicly traded holding company of RCVP and BGI is required to periodically submit detailed financial and operating reports to the Mississippi Commission and furnish any other information the Mississippi Commission may require. If the Company is unable to continue to satisfy the registration requirements of the Mississippi Act, the Company and its affiliates cannot own or operate gaming facilities or continue to act as a manufacturer and distributor in Mississippi. RCVP must maintain a gaming license from the Mississippi Commission to operate a casino in Mississippi and BGI must maintain a manufacturer and distributor license from the Mississippi Commission to manufacture and distribute gaming products and a wide-area progressive operator license to operate its progressive slot system. Such licenses are issued by the Mississippi Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

Gaming and manufacturer and distributor licenses are not transferable, are issued for a three-year period and must be renewed or continued thereafter. In June 2000, RCVP was granted a renewal of its gaming license by the Mississippi Commission, and BGI was granted a renewal of its manufacturer and distributor license and its wide-area progressive operator license. No person may become a stockholder of, or receive any percentage of profits from, a licensed subsidiary of a holding company without first obtaining licenses and approvals from the Mississippi Commission. The Company and its affiliates have obtained the necessary approvals from the Mississippi Commission.

Certain officers and employees of the Company and the officers, directors and certain key employees of the Company’s licensed subsidiaries must be found suitable or be licensed by the Mississippi Commission. The Company believes it has obtained, applied for, or is in the process of applying for all necessary findings of suitability with respect to such persons affiliated with the Company, RCVP or BGI, although the Mississippi Commission, in its discretion, may require additional persons to file applications for findings of suitability. In addition, any person having a material relationship or involvement with the Company may be required to be found suitable, in which case those persons must pay the costs and fees associated with such investigation. The Mississippi Commission may deny an application for a finding of suitability for any cause it deems reasonable. Changes in certain licensed positions must be reported to the Mississippi Commission. In addition to its authority to deny an application for a findings of suitability, the Mississippi Commission can disapprove a change in a licensed position. The Mississippi Commission has the power to require the Company and its registered or licensed subsidiaries to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

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

The Mississippi Commission may, at any time, investigate and require the finding of suitability of any record or beneficial stockholder of the Company. Mississippi law requires any person who acquires more than 5% of the common stock of a publicly traded corporation registered with the Mississippi Commission to report the acquisition to the Mississippi Commission, and such person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than 10% of the common stock of such a company, as reported to the Securities and Exchange Commission, must apply for a finding of suitability by the Mississippi Commission and must pay the costs and fees that the Mississippi Commission incurs in conducting the investigation. The Mississippi Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of a public company’s common stock. However, the Mississippi Commission has adopted a policy that permits certain institutional investors to own beneficially up to 15% of a registered public company’s common stock without a finding of suitability. If a stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Commission may be found unsuitable. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of the securities of the Company beyond such time as the Mississippi Commission prescribes may be guilty of a misdemeanor. The Company is subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or its licensed subsidiaries, the Company: (i) pays the unsuitable person any dividend or other distribution on the voting securities of the Company; (ii) recognizes the exercise, directly or indirectly, of any voting rights conferred by securities held by the unsuitable person; (iii) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or (iv) fails to pursue all lawful efforts to require the unsuitable person to divest himself of the securities, including, if necessary, the immediate purchase of the securities for cash at fair market value. Management believes that compliance by the Company with the licensing procedures and regulatory requirements of the Mississippi Commission will not affect the marketability of the Company’s securities.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

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

The Mississippi Act requires that the certificates representing securities of a registered publicly traded corporation bear a legend to the general effect that such securities are subject to the Mississippi Act and the regulations of the Mississippi Commission. The Company has received from the Mississippi Commission an exemption from this legend requirement. The Mississippi Commission has the power to impose additional restrictions on the holders of the Company’s securities at any time.

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

The Mississippi legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees in Mississippi and corporations whose stock is publicly traded that are affiliated with those licensees may be injurious to stable and productive corporate gaming. The Mississippi Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Mississippi’s gaming industry and to promote Mississippi’s policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Mississippi Commission before the Company may make exceptional repurchases of voting securities above the current market price (commonly called “greenmail”) or before a corporate acquisition opposed by management may be consummated. Mississippi’s gaming regulations will also require prior approval by the Mississippi Commission if the Company adopts a plan or recapitalization proposed by its board of directors opposing a tender offer made directly to the stockholders for the purpose of acquiring control of the Company.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

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

If the Mississippi Commission decides that a licensed gaming subsidiary violated a gaming law or regulation, the Mississippi Commission could limit, condition, suspend or revoke the license of the subsidiary. In addition, the licensed subsidiary, the Company and the persons involved could be subject to substantial fines for each separate violation. The Mississippi Commission could also attempt to appoint a supervisor to operate the casino facilities. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company’s and RCVP’s gaming operations or BGI’s manufacturer, distributor, and wide-area progressive operations, as the case may be.

License fees and taxes, computed in various ways depending on the type of gaming involved, are payable to the State of Mississippi and to the counties and cities in which a licensed gaming subsidiary’s operations are conducted. Depending on the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based on (i) a percentage of the gross gaming revenues received by the casino operation, (ii) the number of slot machines operated by the casino or (iii) the number of table games operated by the casino. The license fee payable to the State of Mississippi is based upon “gaming receipts” (generally defined as gross receipts less payouts to customers as winnings) and equals 4% of gaming receipts of $50,000 or less per month, 6% of gaming receipts over $50,000 and less than $134,000 per month, and 8% of gaming receipts over $134,000. The foregoing license fees are allowed as a credit against the Company’s Mississippi income tax liability for the year paid. The gross revenue fee imposed by the City of Vicksburg, Mississippi, where RCVP’s casino operations are located, equals approximately 4% of gaming receipts.

The Mississippi Commission has adopted a regulation requiring as a condition of licensing or license renewal that a gaming establishment’s plan include a 500-car parking facility in close proximity to the casino complex and infrastructure facilities that amount to at least 25% of the casino cost. The Mississippi Commission adopted a change to this regulation increasing the infrastructure requirement to 100%; however, the regulation grandfathers existing licensees and applies only to new casino projects and casinos that are not operating at the time of acquisition or purchase by new owners. Management of the Company believes the Rainbow Casino is in compliance with this requirement.

The sale of alcoholic beverages by the Rainbow Casino operated by RCVP is subject to the licensing, control and regulation by both the City of Vicksburg and the Alcoholic Beverage Control Division (the “ABC”) of the Mississippi State Tax Commission. The Rainbow Casino area has been designated as a special resort area, which allows the Rainbow Casino to serve alcoholic beverages on a 24-hour basis. The ABC has the full power to limit, condition, suspend or revoke any license for the serving of alcoholic beverages or to place such a licensee on probation with or without conditions. Any such disciplinary action could (and revocation would) have a material adverse effect on the Rainbow Casino’s operations. Certain officers and managers of the Rainbow Casino must be investigated by the ABC in connection with its liquor permits, and changes in certain positions must be approved by the ABC.

New Jersey. BGI has previously been licensed by the New Jersey Commission as a gaming-related casino service industry (“CSI”) in accordance with the New Jersey Casino Control Act (the “Casino Control Act”). The Company is a holding company of BGI, as that term is defined by the Casino Control Act, and thus is a qualifier in connection with BGI’s CSI license and has been approved as such by the New Jersey Commission. BGI has filed for renewal of its CSI license. The New Jersey Division of Gaming Enforcement, as part of its normal duties in conjunction with the license renewal process, is conducting its investigation of BGI, the Company, and its qualifiers.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

In considering whether to renew a CSI license, the New Jersey Commission requires the officers, directors, key personnel, financial sources and stockholders (in particular those with holdings in excess of 5%) of the applicant and its holding and intermediary companies to demonstrate their qualifications. Such persons and entities may be investigated and may be required to make certain regulatory filings and to disclose and/or to provide consents to disclose personal and financial data. The costs associated with such investigation are typically borne by the applicant.

Federal Registration. The operating subsidiaries of the Company that are involved in gaming activities are required to register annually with the Attorney General of the United States in connection with the manufacture, sale, distribution or operation of gaming machines. All currently required filings have been made.

From time to time, certain legislators have proposed the imposition of a federal tax on gross gaming revenues. No specific proposals for the imposition of such a federal tax are currently pending. However, no assurance can be given that such a tax will not be imposed in the future. Any such tax could have a material adverse effect on the Company’s business, financial condition or results of operations.

Germany. German legislative authorities regulate and monitor the wall machine industry to ensure certain manufacturing standards and the fairness of each machine to users. The most significant legislation presently affecting the wall machine industry relates to prescribed licensing procedures and the use, installation, operation and taxation of machines.

Wall machine manufacturers are dependent on the successful introduction of new products each year and currently are required to receive prior government approval for each new product introduction. Manufacturers are required to apply for licenses through an agency of the German Federal Ministry of Economics. After receiving governmental licensing approval for a machine, the wall machine manufacturer is permitted to reproduce the sample machine initially submitted for government approval. Every wall machine carries with it a small license card that permits the machine to be operated for up to four years after the initial date of sale, after which it may not be used in Germany. In Germany, wall machines sold via the secondary market may be operated by a new owner but only for the residual time remaining on each machine’s four-year life. In addition to licensing requirements for manufacturers, any person or entity that intends to operate a licensed wall machine must apply to local regulatory authorities for a license, which will not be granted by the authorities if facts justify the assumption that the applicant does not possess the requisite reliability. In this proceeding, the applicant must furnish a police certificate of conduct.

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

The Spielverordnung (gaming ordinance) specifically governs wall machines. These regulations limit game payouts to 10 times the maximum stake of DM 0.40, or DM 4.00 (approximately $1.74), per game, require a minimum payout percentage, detail where the machines may be installed, how many may be installed and by whom, which games are prohibited, the technical requirements of the machines and technical review and approval. Operators must comply with regulations that specify how many machines may operate within defined square foot areas (15 square meters per machine, with a maximum of ten machines per location). In taverns, restaurants, hotels and certain other establishments, no more than two gaming machines are permitted.

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

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

Subject to certain exceptions, a value-added tax (VAT) of 16% is generally assessed on the sale or supply of any goods and services in Germany. Since the total amount paid for particular goods or services is considered to be the gross price in calculating such tax, the actual rate is 13.79%. The basis for taxation is the cash remaining in the machines. The rule requiring a minimum payout percentage is applied to the amount remaining in the cash box net of such VAT. Depending on the municipality in which a machine is located, operators may also have to pay a monthly leisure tax on each machine of up to DM 600 (approximately $262).

During fiscal 2000, Bally Wulff increased the amount of tax reserves by $0.5 million as a result of ongoing audits of open tax years 1992 to 1995. The German tax authorities have not yet issued the final assessment from their quadrennial audits covering the period 1992 to 1995.

With the switch to the Euro as the sole currency of wall machines, the maximum payout will change from DM 4.0 to Euro 2.0, which given the current conversion rate, results in a slightly lower effective payout. To compensate for this slight decrease, certain new regulations set to take effect March 1, 2002 will reduce the duration of each play on wall machines from 15 seconds to 12 seconds, thus increasing the number of potential plays per hour by 25%. Conversion kits for 15-second games will be allowed to be marketed, however, the Company believes many arcade operators may elect to purchase new wall machines as part of the Euro-conversion. In order to facilitate the transition of these new regulations, regulators will allow machines whose four year life would otherwise expire between October 2001 and February 2002 to continue to be operated until February 28, 2002.

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

The Company and its key personnel have obtained, or applied for, all government licenses, registrations, findings of suitability, permits and approvals necessary for the manufacture, distribution and, where permitted, operation of their gaming machines in the jurisdictions in which the Company does business. The Company and the holders of its securities may be subject to the provisions of the gaming laws of each jurisdiction where the Company or its subsidiaries are licensed or conduct business, including, without limitation, Arizona, Colorado, Connecticut, Illinois, Indiana, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Missouri, Montana, Nevada, New Jersey, New Mexico, South Dakota, Wisconsin, and the local regulatory authorities within each such state as well as Australian, Canadian, and other foreign gaming jurisdictions in which BGII and its subsidiaries are licensed or conduct business.

Holders of common stock of an entity licensed to manufacture and sell gaming machines, and in particular those with holdings in excess of 5%, should note that local laws and regulations may affect their rights regarding the purchase of such common stock and may require such persons or entities to make certain regulatory filings or seek licensing, findings of qualification or other approvals. In some cases this process may require the holder or prospective holder to disclose or provide consents to disclose personal and financial data in connection with necessary investigations, the costs of which are typically borne by the applicant. The investigatory and approval process can take three to six months to complete under normal circumstances.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

ITEM 2. PROPERTIES

The following table sets forth information regarding the Company’s leased properties (exclusive of space leases in connection with its gaming device routes) as of June 30, 2001, all of which are fully utilized unless otherwise noted (in 000’s):

			Annual
		Building	Rental
Location	Use	Square Feet	Payments

Las Vegas, NV	Nevada route operations	18,500	$231
Las Vegas, NV	Research and development offices	20,000	300
Sparks, NV	Administrative offices and warehousing	38,300	345
Sparks, NV	Sales offices and warehousing	11,000	132
Absecon, NJ	Sales offices and warehousing	15,800	101
Biloxi, MS	Sales offices	5,000	43
Westchester, IL	Sales offices	4,900	26
Dania, FL	Sales offices	3,400	7
Temecula, CA	Sales offices	2,000	18
Elko, NV	Sales office and route operations	4,200	9
Atlantic City, NJ	Administrative offices	750	10
San Juan, P R	Sales offices	1,000	12
Las Vegas, NV	Warehousing	86,300	423
Las Vegas, NV	Warehousing	1,500	52
Berlin, Germany	Administrative offices and manufacturing	115,500	439
Hannover, Germany	Administrative offices and warehousing	20,100	168
Sparks, NV	Route operations	12,100	96
Carson City, NV	Route operations	2,500	9
Winnemucca, NV	Route operations	1,200	5
Pahrump, NV	Route operations	750	7
Las Vegas, NV (1)	Ground lease	—	330
Sparks, NV (2)	Ground lease	—	5
Vicksburg, MS	Administrative offices	2,700	19
Vicksburg, MS	Administrative offices	1,200	9
New Orleans, LA	Louisiana route operations	6,000	65
Metairie, LA	OTB operation	5,500	59
LaPlace, LA	OTB operation	2,250	105
Sparks, NV	Warehousing	3,600	23

(1)	Lease consists of ground lease for parking.

(2)	Lease consists of long-term land lease for parking at Rail City Casino.

The following table sets forth information regarding properties owned by the Company as of June 30, 2001, all of which are fully utilized unless otherwise noted:

		Building
Location	Use	Square Feet

Las Vegas, NV	Administrative offices and
	manufacturing (a)	150,000
Reno/Sparks, NV	Casino (a)	35,000
Vicksburg, MS	Casino	33,000
Vicksburg, MS	Entertainment facility	20,000
Vicksburg, MS	Administrative offices	3,200
Vicksburg, MS	Vacant- Land	—
Las Vegas, NV	Tavern/Land	5,000
North Las Vegas, NV	Land/Parking	-

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

(a)  These facilities are mortgaged collateral for the Company’s Credit Facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

In addition, the Company leases 21 bar and tavern properties that have been subleased to other operators in connection with its Nevada route operations. The properties range in size from approximately 1,750 square feet to 7,700 square feet. The remaining terms of the leases range from 6 months to 10 years with monthly payments ranging from approximately $2,500 to $16,400.

In addition to the principal facilities, the Company has 18 leased locations and two owned locations in Germany which are primarily used for sales and service offices as well as for warehousing purposes. The properties range in size from approximately 2,300 square feet to 17,000 square feet. The leased locations have terms of occupancy varying from six months to six and one half years with monthly payments ranging from approximately $1,500 to $15,800.

See Note 7 of Notes to Consolidated Financial Statements for information as to the Company’s lease commitments with respect to the foregoing rental properties. The Company believes its facilities are suitable for its needs and the Company has no future expansion plans that would make these properties inadequate.

ITEM 3. LEGAL PROCEEDINGS

Litigation

On September 25, 1995, BGII was named as a defendant in a class action lawsuit filed in Federal District Court in Nevada, by Larry Schreirer on behalf of himself and all others similarly situated. The plaintiffs filed suit against BGII and approximately 45 other defendants. Each defendant is involved in the gaming business as a gaming machine manufacturer, distributor, or casino operator. The class action lawsuit arises out of alleged fraudulent marketing and operation of casino video poker machines and electronic slot machines. The plaintiffs allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce people into playing their gaming machines based on a false belief concerning how those machines actually operate as well as the extent to which there is actually an opportunity to win on any given play. The plaintiffs allege that the defendants’ actions constitute violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) and give rise to claims of common law fraud and unjust enrichment. The plaintiffs are seeking monetary damages in excess of $1.0 billion, and are asking that any damage awards be trebled under applicable Federal law. Management believes the plaintiffs’ lawsuit to be without merit. The Company is vigorously pursuing all legal defenses available to it.

The Company is also a party to various lawsuits relating to routine matters incidental to its business. Management does not believe that the outcome of such litigation, including the matters above, in the aggregate, will have a material adverse effect on the Company.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Common Stock is traded on the Nasdaq Small Cap Index under the symbol “ALLY”. The following table sets forth the high and low closing bid price of the Common Stock as reported by Nasdaq for the periods indicated. The prices shown below have been adjusted to reflect the two-for-one stock split effective August 21, 2001 for shareholders of record on July 31, 2001. These prices reflect inter-dealer prices, without retail mark-up or mark-down or commissions and may not necessarily represent actual transactions.

	Price Range of
	Common Stock

	High	Low

Fiscal Year Ended June 30, 2000
1st Quarter	$4.06	$1.84
2nd Quarter	4.40	1.22
3rd Quarter	2.15	1.09
4th Quarter	1.28	0.75
Fiscal Year Ended June 30, 2001
1st Quarter	$1.94	$0.84
2nd Quarter	5.50	1.74
3rd Quarter	9.69	4.19
4th Quarter	19.89	9.08

As of September 1, 2001 the Company had approximately 1,320 holders of record of its Common Stock.

There is currently no established public trading market for the Company’s Series E Special Stock.

The Company has never declared or paid cash dividends on its Common Stock. The indenture for the Company’s 10% Senior Subordinated Notes (the “Indenture”) and the loan agreement for the Company’s bank credit facility each restrict the Company’s ability to pay any dividends or make any other payment or distribution of any of its Restricted Subsidiaries’ Equity Interests (as defined). The Company intends to follow a policy of retaining earnings, if any, to finance growth of its business and does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be at the sole discretion of the Board of Directors and will depend on the Company’s profitably, ability to pay dividends under the terms of the Indenture and the Company’s financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data have been derived from the audited financial statements of the Company. The table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto.

	Fiscal Years Ended June 30,

	1997	1998	1999	2000	2001

		(In 000's, except per share amounts)
Statements of Operations Data
Revenues:
Gaming equipment and systems	$134,734	$109,597	$127,810	$135,180	$160,890
Wall machines and amusement games	131,934	98,611	90,834	68,952	72,228
Route operations	127,028	148,507	175,854	202,480	221,505
Casino operations	51,450	60,657	60,691	68,053	73,499

	445,146	417,372	455,189	474,665	528,122

Costs and expenses:
Cost of gaming equipment and systems	84,496	61,684	69,721	75,508	77,423
Cost of wall machines and amusement games	68,426	54,241	54,035	43,301	39,243
Cost of route operations	95,716	114,645	137,692	161,062	178,103
Cost of casino operations	22,269	25,930	27,011	27,933	32,541
Selling, general and administrative	99,520	86,318	101,113	101,740	98,635
Research and development	9,954	15,778	17,190	15,318	13,576
Depreciation and amortization	22,606	22,838	23,104	26,788	27,745
Unusual items	700	(325)	—	2,164	6,489

	403,687	381,109	429,866	453,814	473,755

Operating income	41,459	36,263	25,323	20,851	54,367
Other income (expense)
Interest expense, net	(22,006)	(27,787)	(30,836)	(33,654)	(33,764)
Rainbow royalty	(4,722)	(587)	—	—	—
Rainbow Royalty Buyout (1)	—	(19,000)	—	—	—
Minority interest and other	(1,092)	(2,002)	(2,053)	(2,155)	(2,165)
Other, net	139	1,025	(431)	924	(181)

Income (loss) before income taxes	13,778	(12,088)	(7,997)	(14,034)	18,257
Income tax provision	(7,993)	(3,185)	(830)	(1,001)	(611)

Income (loss) before extraordinary item	5,785	(15,273)	(8,827)	(15,035)	17,646
Extraordinary loss without tax benefit	—	(42,033)	—	—	(3,164)

Net income (loss)	5,785	(57,306)	(8,827)	(15,035)	14,482
Special stock dividends	(11,264)	(3,551)	(1,697)	—	—
Premium on repurchase/redemption of Series B Special Stock	(710)	(16,553)	—	—	—

Net income (loss) applicable to common shares	$(6,189)	$(77,410)	$(10,524)	$(15,035)	$14,482

Basic earnings (loss) per share (2)	$(0.34)	$(4.24)	$(0.55)	$(0.74)	$0.70

Diluted earnings (loss) per share (2)	$(0.34)	$(4.24)	$(0.55)	$(0.74)	$0.69

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

ITEM 6. SELECTED FINANCIAL DATA (Continued)

	Fiscal Years Ended June 30,

	1997	1998	1999	2000	2001

		(In 000's, except per share amounts)
Balance Sheet Data
Cash and cash equivalents and securities available for sale	$28,924	$23,487	$16,930	$34,044	$54,845
Working capital	110,795	119,480	108,661	115,979	112,669
Total assets	352,016	366,837	356,307	351,287	380,197
Total long term debt, including current maturities	173,839	325,953	318,706	345,059	340,100
Total stockholders’ equity (deficiency)	53,555	(23,748)	(30,408)	(50,795)	(39,205)

(1)	Represents royalty fee related to the HFS financing at the Rainbow Casino. The Company repurchased this royalty obligation from HFS on August 12, 1997.

(2)	The earnings per share amounts have been restated to reflect the two-for-one stock split effective August 21, 2001.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

As of June 30, 2001, the Company had $54.8 million in cash and cash equivalents, and $25.0 million in unborrowed availability on its new revolving credit facility. In addition the Company had net working capital of approximately $112.7 million, a decrease of approximately $3.3 million from June 30, 2000, which is explained in the working capital section below. Consolidated cash and cash equivalents at June 30, 2001 includes approximately $20.8 million of cash which is utilized in Casino and Route Operations which is held in vaults, cages or change banks.

In June 2001, the Company completed a refinancing of its senior bank credit facility which now consists of $190.0 million term loan and a $25.0 million revolving credit facility (which can be increased by $15.0 million at the Company’s discretion any time until December 31, 2002). Proceeds from the term loan were used to repay the Company’s existing bank term loans and credit facility, totaling $166.0 million, repay certain gaming equipment operating leases totaling $13.0 million, and to pay transaction fees and expenses. The new term loan has a 1% per year mandatory principal amortization, with a 5.5 year maturity. The revolving credit facility commitment decreases ratably over the 5 year term of the commitment. There is no borrowing base collateral requirement for the revolving credit facility. As of June 30, 2001, there were no borrowings outstanding on the revolving credit facility. The new bank loan contains certain financial and operational covenants, however there are no borrowing base requirements. As of June 30, 2001, the Company is in compliance with all covenants. In conjunction with the refinancing, the Company recorded a extraordinary charge of $3.2 million to write off the balance of deferred financial costs, related to the repaid term loans

Management believes that cash flows from operating activities, cash and cash equivalents held and the up to $40.0 million revolving credit facility commitment will provide the Company with sufficient capital resources and liquidity. At June 30, 2001, the Company had no material commitments for capital expenditures.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

Working Capital

The following table presents the components of consolidated working capital at June 30, 2000 and 2001:

	Balance at June 30,

	2000	2001	Change

Cash, cash equivalents, and short term investments	$34,044	$54,845	$20,801
Accounts and notes receivable, net	82,444	79,369	(3,075)
Inventories, net	32,019	35,082	3,063
Other current assets	11,198	10,814	(384)

Total current assets	159,705	180,110	20,405
Accounts payable	10,367	19,531	9,164
Accrued liabilities	32,323	46,978	14,655
Current maturities of long-term debt	1,036	932	(104)

Total current liabilities	43,726	67,441	23,715

Net working capital	$115,979	$112,669	$(3,310)

The primary fluctuations contributing to the decrease in working capital were: (i) an increase in accounts payable resulting from timing of payments, (ii) an increase in accrued liabilities resulting from timing of payments relating to the refinancing, (iii) a net decrease in accounts receivable resulting from cash collections and decreases in bad debt reserves (iv) the impact of foreign exchange fluctuations between the dollar and the deutschemark on all working capital categories, and (v) the corresponding impact of the above listed items on cash and cash equivalents.

Cash Flow

During the year ended June 30, 2001, cash provided from operating activities totaled $56.9 million, an increase of $59.8 million compared to the cash flows from operations in the prior years. This improvement is directly attributable to the overall improved profitability of the Company, and $24.1 million provided by the active management of working capital.

During the year ended June 30, 2001, the Company used $27.8 million of cash in investing activities resulting primarily from $11.7 million in capital expenditures, $13.0 million used to purchase assets formerly under operating leases, $1.2 million of payments made in acquiring gaming rights for route locations, and $2.1 million of payments made to acquire other long term assets.

During the year ended June 30, 2001, prior to the refinancing, cash was used to paydown the revolving credit facility ($23.3 million), and was also used for payments on other long term debt ($2.8 million). The refinancing transaction provided $190.0 million, proceeds from which were used to repay the existing Term Loans and revolving Credit Facility ($166.0 million), and to pay transaction fees and expenses.

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

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

Euro Currency Conversion

The Company’s Bally Wulff subsidiary uses the German deutschmark as its functional currency. The new Euro currency will replace the deutschmark as well as most other European currencies after a phase in period, which began January 1, 1999. As most of Bally Wulff’s transactions are within Germany, the switch to the Euro is not expected to have a material impact on revenues, expenses or income. Regulations regarding the transition to the Euro currency are not yet finalized in the area of wall machines. It is currently believed that conversion kits will be allowed for games in the wall machine that currently accept only deutschmark. The Company also intends to pre-sell Euro denominated wall machines, which will be available for shipment and installation in the days immediately after the first of the calendar year.

Results of Operations

The following table presents the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) and operating income by business unit:

	Years ended June 30,

	1999	2000	2001

EBITDA by business unit:
Bally Gaming and Systems	$9,799	$12,385	$36,066
Wall Machines and Amusement Games	10,150	3,583	10,459
Route Operations	24,860	24,503	24,786
Casino Operations	21,672	25,954	27,558
Corporate expenses	(18,054)	(14,688)	(10,268)

EBITDA before unusual items	48,427	51,737	88,601
Unusual items	—	(4,098)	(6,489)

Total EBITDA	$48,427	$47,639	$82,112

Operating income (loss) by business unit:
Bally Gaming and Systems	$5,779	$(693)	$27,039
Wall Machines and Amusement Games	5,334	(4,219)	4,904
Route Operations	14,586	15,162	15,482
Casino Operations	19,348	23,805	25,258
Corporate expenses/unusual items	(19,724)	(13,204)	(18,316)

Total Operating Income	$25,323	$20,851	$54,367

The Company believes that the analysis of EBITDA is a useful adjunct to net income, cash flow and other GAAP measurements. However, this information should not be construed as an alternative to net income (loss) or any other GAAP measure of performance as an indicator of the Company’s performance or to GAAP-defined cash flows generated by operating, investing and financing activities as an indicator of cash flows or a measure of liquidity. EBITDA may not be comparable to similarly titled measures reported by other companies.

2001 Compared with 2000

Bally Gaming and Systems

For the year ended June 30, 2001, the Bally Gaming and Systems business unit reported revenues of $160.9 million, an increase of 19% compared to revenues of $135.2 million in the prior year. Gaming Products sales totaled $86.6 million, an increase of 16% compared to $74.9 million in the prior year. New unit sales totaled 10,500 units, a 20% increase compared to 8,700 in the prior year period. The average new unit selling price increased 7% from the prior year to $6,700. By market segment, unit sales for the current year consisted of approximately 1,590 units to the Nevada and Atlantic City markets, 1,440 units to Canada, 1,000 units to international markets, 1,980 units in

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

California and 4,490 units to other Native American, riverboats and other domestic markets. Bally Systems reported revenues of $45.9 million compared to $40.2 million in the prior year. Systems reported shipments of 32,700 SDS units, a 7% decrease compared to 35,300 units in the prior year. This decrease was primarily a result of comparisons to the record year 2000, which included certain Y2K related replacements as well as several larger sales as a result of mergers and acquisitions which took place in the casino operator market, which activity declined in fiscal year 2001. Gaming Operations reported revenues of $28.4 million, an increase of 41% compared to the prior year. The increased revenues were driven by an increase in the installed base of recurring revenue units, which total approximately 3,200 units as of June 30, 2001, compared to approximately 2,700 units at June 30, 2000, and an increase in the revenue per unit as a result of the increased number of higher revenue wide-area progressive games deployed compared to the lower revenue daily-fee games.

For the year ended June 30, 2001, the overall gross margin percentage for Bally Gaming and Systems improved to 52% compared to 46% in the prior year. The improvement was due primarily to a change in product mix to higher margin gaming machines and greater revenues from higher margin recurring revenue machines.

Bally Gaming and Systems reported operating income of $27.0 million, compared to an operating loss of $(0.7) million in the prior year. The increase in operating income resulted primarily from increases in revenues and improved margins, as well as the reduced overhead cost structure. Research and development costs totaled $11.0 million, a decrease of 13% compared to the prior year. The reduction in research and development costs results from the comparison to the prior year, which included incremental costs related to the development of the wide-area progressive network.

Wall Machines and Amusement Games

For the year ended June 30, 2001, Wall Machines and Amusement Games reported revenues of $72.2 million, an increase of 5% compared to revenues of $68.9 million in the prior year. The increase in revenues resulted primarily from a 46% increase in the number of new wall machine units sold, a 34% increase in the selling price of new wall machines, excluding those sold in the prior year as part of a new single-site progressive jackpot system, and a 29% increase in the number of leased wall machines. The currency translation impact of the fluctuation of the German mark versus the U.S. dollar decreased revenues by $6.9 million during the current year.

The Wall Machines and Amusement Games business unit continued its leasing program whereby new wall machines and certain amusement games are leased to customers pursuant to operating leases which provide a stream of revenues and cash flows over the term of the leases which range from six months to three and one half years. As of June 30, 2001, a total of 6,400 machines were deployed in the leasing program compared to 5,500 at June 30, 2000, an increase of 15%.

For the year ended June 30, 2001, gross profit margin increased to 46% from 37% in the prior year. The gross margin increase resulted primarily from an increase in the number of units sold which impacted the fixed cost absorption rate, as well as improvements in the average new unit selling price, offset by lower margins on the sale of used wall machines and amusement games. Wall Machines and Amusement Games reported operating income of $4.9 million, compared to operating loss of ($4.2) million in the prior year period.

Route Operations

For the year ended June 30, 2001, the Route Operations business unit reported total revenues of approximately $221.5 million, an increase of 9% compared to revenues of $202.5 million in the prior year. Revenues from the Nevada route operations increased to approximately $205.1 million or 12% over the prior year. This improvement was attributable to an increase in the average net win per gaming machine per day of 7% to $67.74 from $63.30 in the prior year and a 4% increase in the weighted average number of gaming machines during the current year to 8,000 units as compared to 7,800 units in the prior year. Gamblers’ Bonus, a cardless players club and player tracking system continued to have a favorable impact on the net win per day. As of June 30, 2001, the Gamblers’ Bonus product was installed in over 3,860 gaming machines at approximately 377 locations statewide or 47% of the installed base of gaming machines.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

Revenues from route operations in Louisiana totaled $16.4 million, a decrease of 15% compared to the prior year. This decrease was primarily the result of a decline in the net win per gaming machine per day of 14% to $66.53 from $77.50 in the prior year and the average number of machines remained constant at 680, resulting from the loss of two locations due to parish gaming referendums. These declines are reflective of the competitive market resulting from the significant increase in the number of truck stop casinos in the metro New Orleans area.

For the year ended June 30, 2001, cost of revenues for Route Operations totaled as a percentage of revenues, increased to 81% from 80% in the prior year. This increase was primarily due to higher space lease and participation costs for the Nevada route operations. Cost of route revenues for Route Operations includes rents under both space lease and revenue sharing arrangements, gaming taxes and direct labor including payroll taxes and benefits. As part of recently completed refinancing the company repaid all of the gaming equipment leases, which prospectively will eliminate approximately $5.8 million of yearly game rental cost and increase depreciation by approximately $4.0 million per year.

For the fiscal year ended June 30, 2001, the Route Operations business unit reported operating income of $15.5 million, an increase of 2% compared to operating income of $15.2 million in the prior year. The increase in operating income resulted from the aforementioned increase in revenues, offset by an increase in selling, general, and administrative expenses as a percentage of revenues, principally marketing and promotion costs at the Nevada route operations, and a higher provision for doubtful receivables for the Nevada route operations.

Casino Operations

For the year ended June 30, 2001, the Casino Operations business unit reported revenues of $73.5 million, an increase of 8% compared to revenues of $68.1 million in the prior year. This improvement is due to an 8% increase in revenues at the Rainbow Casino and a 9% increase in revenues at the Rail City Casino. The improvement at the Rainbow Casino was attributable to a 9% increase in the average number of gaming machines, and by a 2% increase in the net win per day to $151, both of which are a result of the casino expansion completed during the current fiscal year. The revenue improvement at the Rail City Casino was attributable to an increase in the average gaming machine net win per day of 8% to $84 from $78 in the prior year and a 2% increase in the average number of gaming machines.

For the year ended June 30, 2001, the cost of revenues for Casino Operations as a percentage of revenues, improved to 44% compared to 41% for the prior year. This improvement was a result of the increase in revenues, which were achieved without incremental increases in certain operating costs. Cost of casino revenues includes cost of goods sold, gaming taxes, rent and direct labor including payroll taxes and benefits.

Unusual Items

During the fiscal year ended June 30, 2001, the Company recorded the following unusual or extraordinary items:

•	Unusual charge of $6.5 million for costs and expenses incurred to terminate the agreement to sell the Nevada Route Operations.

•	Non-cash extraordinary charge of $3.2 million to write off the balance of deferred financing costs as a result of the refinancing of the Company’s $230 million bank debt.

During the fiscal year ended June 30, 2000, the Company recorded the following unusual items:

•	Restructuring and related charges totaling $8.1 million. The restructuring and related costs were incurred pursuant to a plan adopted by the Company for staff reductions at the Bally Gaming and Systems, Wall Machine and Amusement Games, and at its corporate office. Included in the restructuring costs described above is a $1.9 million charge for a valuation reserve for certain inventory for the Australian market, which is included in the cost of gaming equipment and systems in the Consolidated Statement of Operations.

•	Gains from the sale of certain gaming management and development rights totaling $4.0 million.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

Consolidated

Total revenues for the year ended June 30, 2001, were approximately $528.1 million, an increase of 11% compared to revenues of $474.7 million in the prior year. Each of the Company’s business units reported year over year growth in revenues. Cost of revenues as a percentage of total revenues decreased to 62% from 64% in the prior year period.

Selling, general and administrative expenses for the year ended June 30, 2001 were approximately $98.6 million, a decrease of 3% compared to costs of $101.7 million in the prior year. This decrease was due to the decreases in expenses at all of the business units, except Casino Operations costs.

Research and development costs for the year ended June 30, 2001 were approximately $13.6 million, a decrease of 11% compared to costs of $15.3 million in the prior year, which is discussed above.

Depreciation and amortization for the year ended June 30, 2001 were approximately $27.7 million, a 4% increase compared to $26.8 million in the prior fiscal year. The increase was driven by the larger base of assets in the Bally Gaming Operations division.

Interest Income and Expense and Income Taxes

Interest expense (net of interest income) for the year ended June 30, 2001, totaled $33.8 million, and compared to the net interest expense of $33.7 million in the prior year. The slight increase is a result of slightly higher interest rates offset by an increase in interest income and lower average debt balances outstanding. During the fiscal year 2001, the Company paid down its previously existing revolving credit facility by approximately $23.0 million and reduced other long term debt by $2.8 million. On June 22, 2001, the Company refinanced its senior bank debt by entering into a new $190 million term loan facility and a $25 million revolving credit facility. Proceeds from the new loan were used to repay the existing bank loans ($166 million), repay certain operating leases ($13 million) and pay transaction fees and expenses.

The Company recorded an income tax provision of $0.6 million in the year ended June 30, 2001, compared to a provision of $1.0 million in the prior year. The decrease in the current year provision is due primarily to income tax refund of $0.6 million offset by state income taxes. At June 30, 2001, the Company had net operating income carry forwards for federal income tax purposes of approximately $101 million which are available to offset future federal taxable income, if any, expiring in the years 2008 through 2021. At June 30, 2001 the Company had foreign tax credit carry forwards of approximately $6.6 million and alternative minimum tax credit (AMT) carry forwards of approximately $0.9 million. Foreign tax credits have expiration dates ranging from 2001 to 2005 unless utilized prior to such time. AMT credits are available to be carried forward indefinitely and may be utilized against regular U.S. corporate tax to the extent it does not exceed computed AMT calculations.

2000 Compared with 1999

Bally Gaming and Systems

For the year ended June 30, 2000, the Bally Gaming and Systems business unit reported revenues of $135.2 million, an increase of 6% compared to revenues of $127.8 million in the prior year. Gaming Product sales totaled $74.9 million, a decrease of 21% compared to $94.9 million in the prior year. New unit sales totaled 8,700 units, a 30% decrease compared to 12,300 in the prior year period. The average new unit selling price increased 10% from the prior year to $6,300. By market segment, unit sales for the current year consisted of approximately 1,370 units to the Nevada and Atlantic City markets, 840 units to Canada, 2,870 units to international markets, and 4,460 units to riverboats, Native American and other domestic markets. Bally Systems reported revenues of $40.2 million compared to $31.4 million in the prior year. Systems reported shipments of 35,300 SDS units, a 59% increase compared to 22,300 units in the prior year. This increase was primarily a result of shipments related to new casino openings and to casinos acquired by Harrah’s and Park Place Entertainment that previously used competitors’ systems, and to a lesser extent units sold

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

related to Y2K upgrades. Gaming Operations reported revenues of $20.1 million, an increase of 286% compared to revenues of $1.5 million in the prior year. At year-end, the Gaming operations division had an installed base of approximately 2,300 units earning recurring revenues, compared to approximately 1,200 units at June 30, 1999.

For the year ended June 30, 2000, gross profit margins remained constant at approximately 46%, which was attributed to the increase in higher margin recurring revenues and SDS sales, offset by lower game sales margins due to low unit volume.

Bally Gaming and Systems reported operating loss of ($0.7) million, compared to operating income of $5.8 million in the prior year. The decrease in operating income resulted primarily from the high level of fixed overhead costs, higher depreciation expenses due to the continued roll out of progressive gaming devices, higher provision for uncollectible receivables and unusual charges for the costs incurred to close certain unprofitable sales offices and writedowns of inventory. Research and development costs totaled $12.6 million, a decrease of 9% over the prior year.

Wall Machines and Amusement Games

For the year ended June 30, 2000, Wall Machines and Amusement Games reported revenues of $68.9 million, a decrease of 24% compared to revenues of $90.8 million in the prior year. The decrease in revenues resulted primarily from an 18% decrease in the number of new wall machine units sold, a 3% decrease in the selling price of new wall machines, excluding those sold as part of a new single-site progressive jackpot system, and a 9% decrease in leased wall machine and amusement game revenues, due primarily to lower market demand pending the outcome of potential changes to laws regulating wall machines. In addition, due to the potential changes in the laws regulating wall machines, which if passed could have a favorable effect on demand in the future, current demand is soft and will likely remain that way until the outcome of the proposed law changes is known. The currency translation impact of the fluctuation of the German mark versus the U.S. dollar decreased revenues by $7.9 million during the current year.

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

For the year ended June 30, 2000, gross profit margin decreased to 37% from 41% in the prior year. The gross margin decrease resulted primarily from the unfavorable impact of lower revenues, and increased competition which has led to offering higher values on used machines taken on trade-ins and a lower fixed cost absorption rate as well as lower sales of the higher margin jackpot systems. Wall Machines and Amusement Games reported operating loss of ($4.2) million, compared to operating income of $5.3 million in the prior year period.

Route Operations

For the year ended June 30, 2000, the Route Operations business unit reported total revenues of approximately $202.5 million, an increase of 15% compared to revenues of $175.9 million in the prior year. Revenues from the Nevada route operations increased to approximately $183.2 million or 19% over the prior year. This improvement was attributable to an increase in the average net win per gaming machine per day of 11% to $63.30 from $57.20 in the prior year and a 7% increase in the weighted average number of gaming machines during the current year to 7,800 units as compared to 7,300 units in the prior year. Gamblers’ Bonus, a cardless players club and player tracking system continued to have a favorable impact on the net win per day. As of June 30, 2000, the Gamblers’ Bonus product was installed in over 3,500 gaming machines at approximately 345 locations statewide or 44% of the installed base of gaming machines. Revenues from route operations in Louisiana totaled $19.2 million, a decrease of 11% compared to the prior year. This decrease was primarily the result of a decline in the net win per gaming machine per day of 4% to $77.50 from $80.50 in the prior year and a 9% decrease in the average number of machines to 680 from 740 in the prior year resulting from the loss of two locations due to parish gaming referendums.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

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

Casino Operations

For the year ended June 30, 2000, the Casino Operations business unit reported revenues of $68.1 million, an increase of 12% compared to revenues of $60.7 million in the prior year. This improvement is due to a 9% increase in revenues at the Rainbow Casino and a 22% increase in revenues at the Rail City Casino. The improvement at the Rainbow Casino was attributable to a 16% increase in the average number of gaming machines, offset by a 7% decrease in the net win per day to $148, both of which are a result of the casino expansion completed during the current fiscal year. The revenue improvement at the Rail City Casino was attributable to an increase in the average gaming machine net win per day of 20% to $78 from $65 in the prior year and a 7% increase in the average number of gaming machines.

For the year ended June 30, 2000, the cost of revenues for Casino Operations as a percentage of revenues improved to 39% compared to 42% for the prior year. This improvement was a result of the increase in revenues, which were achieved without incremental increases in certain operating costs. Cost of casino revenues includes cost of goods sold, gaming taxes, rent and direct labor including payroll taxes and benefits.

Consolidated

Total revenues for the year ended June 30, 2000 were approximately $474.7 million, an increase of 4% compared to revenues of $455.2 million in the prior year. Each of the Company’s business units reported year over year growth in revenues, except for its Wall Machines and Amusement Games business unit. Cost of revenues as a percentage of total revenues increased slightly to 64% from 63% in the prior year period.

Selling, general and administrative expenses for the year ended June 30, 2000 were approximately $101.7 million, an increase of 1% compared to costs of $101.1 million in the prior year. This increase was due to the increases in expenses at all of the business units, except Wall Machine and Amusement Games and Corporate Administrative costs.

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

Interest Income and Expense and Income Taxes

Interest expense (net of interest income) in the year ended June 30, 2000, totalled $33.7 million, an increase of 9% compared to the net interest expense of $30.8 million in the prior year. The increase is due primarily to fees totaling $1.0 million associated with amendments to the Company’s previous bank credit agreement, coupled with a higher average amount of debt outstanding during the year and higher interest rates.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

The Company recorded an income tax provision of $1.0 million in the year ended June 30, 2000, compared to a provision of $0.8 million in the prior year. The current year provision is due primarily to establishing additional reserves for open tax years currently under audit in Germany, and domestic state income taxes.

Risk Factors

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The information contained in this Form 10-K and the Company’s other filings with the Securities Exchange Commission may contain “forward-looking” statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1933, as amended, and is subject to the safe harbor created thereby. Such information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward looking statements herein. Future operating results may be adversely affected as a result of a number of factors. Set forth below are certain important factors that could cause actual results to differ materially from those in such “looking forward” statements.

High Leverage; Ability to Service Debt, Liquidity

The Company has a substantial amount of indebtedness. As of June 30, 2001, the aggregate outstanding principal amount of the Company’s long-term indebtedness including current maturities was $340.1 million. The Company also has available up to $40.0 million in unborrowed commitment under its revolving credit facility.

The Company’s credit facility and indenture contain a number of significant covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries to dispose of assets, incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests (as defined) or subordinated indebtedness, issue or sell equity interests of the Company’s subsidiaries (as defined), engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. There can be no assurance that such restrictions will not adversely affect the Company’s ability to finance its future operations or capital needs or engage in other business activities that may be in the interest of the Company. In addition, the bank credit facility also requires the Company to maintain compliance with certain financial ratios. The ability of the Company to comply with such ratios may be affected by events beyond the Company’s control. A breach of any of these covenants or the inability of the Company to comply with the required financial ratios could result in a default under the bank credit facility. In the event of any such default, the lenders under the new credit facility could elect to declare all borrowings outstanding under the bank credit facility, together with accrued interest and other fees, to be due and payable, to require the Company to apply all of its available cash to repay such borrowings or to prevent the Company from making debt service payments on the Senior Subordinated Notes, any of which would be an event of default under the Senior Subordinated Notes. If the Company were unable to repay any such borrowings when due, the lenders could proceed against their collateral. If the indebtedness under the bank credit facility or the Notes were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay such indebtedness in full.

The Company’s obligations to make principal and interest payments on outstanding indebtedness, and to comply with the covenants in the Indenture and the agreements governing borrowings under the bank credit facility, will have several important effects on its future operations including the following: (i) the portion of the Company’s cash flow from operations which will be dedicated to the payment of principal and interest on its indebtedness will not be available for other purposes; (ii) certain of the Company’s borrowings are at variable rates of interest, which could result in higher expense in the event of increases in interest rates; (iii) the Company may be more vulnerable to downturns in its business or in the general economy and may be restricted from making acquisitions, introducing new technologies or exploiting business opportunities; and (iv) the Company’s ability to obtain additional financing in the future for working capital, capital expenditures, general corporate or other purposes may be impaired. Additionally, the Company’s ability to meet its debt service obligations and to reduce its total debt will be dependent

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

upon the Company’s future performance, which will be subject to general economic and regulatory conditions and to financial, business and other factors affecting the operations of the Company, many of which are beyond its control.

No assurance can be given that the Company will be able to generate the cash flow necessary to permit the Company to meet its fixed charges and repayment obligations. Any inability of the Company to service its fixed charges and repayment obligations would have a significant adverse effect on the Company.

Competition

Bally Gaming and Systems. The market for gaming machines is extremely competitive, and there are a number of established, well-financed and well-known companies producing machines that compete with each of Bally Gaming and Systems product lines in each of Bally Gaming and Systems markets. The domestic market for gaming machines is dominated by a single competitor, International Game Technology (“IGT”), with a number of smaller competitors in the field. In addition, certain technology-oriented companies have recently entered or may enter the gaming machine market. Management believes that some of these competitors have greater capital resources than the Company. Competition among gaming machine manufacturers, particularly with respect to sales of gaming machines to new and emerging markets, is based on competitive customer pricing and financing terms, appeal to the player, product quality, and having an extensive distribution and sales network. Sales to established casinos in Nevada normally require completion of a successful trial period for the machines in the casino.

The competition for the computerized monitoring systems currently consists of IGT, Casino Data Systems and, to a lesser extent, Acres Gaming, Inc., Gaming Systems International, Inc., and Mikohn Gaming Corporation. Competition is keen in this market due to the number of providers and the limited number of casinos and the jurisdictions in which they operate. Pricing, product feature and function, accuracy, and reliability are all main factors in determining a provider’s success in selling its system. Bally Gaming and Systems believes the future success of its operations will be determined by its ability to bring new and innovative products to the marketplace while at the same time maintaining the base of loyal existing customers.

Wall Machines and Amusements Games. Germany’s wall machine manufacturing industry is dominated by Bally Wulff and two of its competitors. Management believes these three entities collectively account for more than 90% of the entire market for wall machines, which exists almost exclusively in Germany. Bally Wulff’s two major competitors own and operate a significant number of arcades, which gives them a competitive advantage arising from a built-in market for their games and the ability to test market new games in their own arcades. In addition, wall machines compete for floor space in arcades with non-payout entertainment machines, which have gathered an increasing amount of the space in arcades. These machines are not subject to the strict German licensing requirements governing wall machines. Bally Wulff has not fully participated in the non-payout entertainment machine market.

The wall machine industry is subject to a number of regulations, which are currently being reviewed by the German legislature. The outcome of this review and whether it will be favorable or unfavorable to Bally Wulff cannot be predicted at this time. The potential for changes in these regulations is currently having a negative demand on the market.

Route Operations. The competition for obtaining and renewing route contracts in Nevada is high and continues to intensify. Such competition has, over time, reduced the Company’s gross profit margins for such operations. In addition, such competition has required the Company to provide financial incentives to retain or obtain certain route locations. Such incentives include long-term lease commitments, guarantees of leases in favor of owners of local establishments, substantial promotional allowances and advance deposits, payments of lease rentals in advance, payment of one-time fees for the right to operate gaming locations and loans for buildings and tenant-improvement costs. Notwithstanding the Company’s business strategy of emphasizing profitability rather than market share, the future success of the Company’s Route Operations will continue to be dependent to some extent on its ability and willingness to provide such financial inducements. Although the Company has historically generated sufficient new route contracts to offset the loss of old route contracts, due to increased competition, the increased sophistication and

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

bargaining power of customers and possibly other factors not yet known, there can be no assurance that the Company will be able to obtain new route contracts or renew or extend its route contracts upon their expiration or termination, or that, if renewed or extended, the terms will be as favorable to the Company. In Louisiana, the Company’s Route Operations at the racetrack and OTBs compete with various truck stops and locations with liquor licenses throughout the New Orleans area, as well as riverboat gaming and one land-based casino.

Casino Operations. The operation of casinos is also a highly competitive business. The principal competitive factors in the industry include the quality and location of the facility, the nature and quality of the amenities and customer services offered and the implementation and success of marketing programs. In Sparks, Nevada, the principal competition for the Company’s operations comes from larger casinos focusing on the local market. The Company’s Rainbow Casino in Vicksburg, Mississippi faces intense direct competition from other gaming facilities serving the Vicksburg market. Competition from casinos in nearby locations may also be reducing the market from which Vicksburg casinos draw most of their patrons. Moreover, additional potential gaming sites remain in and around Vicksburg and Sparks; some of these sites may be closer to larger population centers and, if developed, might enjoy a competitive advantage over the Company’s casinos. Lady Luck Gaming Corporation owns a site in Vicksburg and may develop a project that would include a dockside casino, hotel and related amenities. Previously, Horseshoe Gaming, LLC had announced a casino hotel and auto racing complex on the Big Black River between Vicksburg and Jackson, Mississippi. The legality of that site for gaming is currently in litigation. At this time management does not know which, if any, of these sites will be developed. Both of these projects will be contingent on several factors including regulatory approval and financing.

Product Development

The future success of the Company depends to a large extent upon its ability to design, manufacture and market technologically sophisticated and entertaining products that achieve high levels of player acceptance. The development of a successful new product or product design by a competitor could adversely affect sales of the Company’s products and force it to attempt to respond quickly with its own competing products. Response speed is lower in jurisdictions requiring product approvals prior to commercialization. The Company’s plans with respect to the introduction of more sophisticated technology into the electronic gaming machine market are designed to lead to an increase in market share and profitability for the Company. However, there is no assurance that any such products will be developed, or that if developed they will receive necessary regulatory approvals or be commercially successful. Although the Company is developing a number of new products, there can be no guarantee of commercial acceptance of any of its products.

The gaming industry is employing new technology in many new areas, and the Company and its competitors continue to file for patents protecting such technologies. Although the Company is not aware of any patent violations, there can be no assurances that patents currently pending may be determined to have infringed upon an existing patent held by a third party.

Bally Gaming and Systems continues to deploy new products that are placed in casinos and earn recurring revenues and cash flows. The amount of revenues earned is dependent on the earning power of the game. The games will likely have a shorter life than more traditional games, and the Company will have to continue to design and deploy successful games to maintain this stream of revenue. There can be no assurance that the games recently deployed will be successful or that the Company will be able to design and deploy new recurring revenue games.

Sales to Non-Traditional Gaming Markets

The continued growth of the non-traditional markets outside of Nevada and Atlantic City for electronic gaming machines is contingent on the public’s acceptance of these markets and an ongoing regulatory approval process by federal, state and local governmental authorities. The Company cannot predict which new jurisdictions or markets, if any, will approve the operation of electronic gaming machines, the timing of any such approval or the level of the Company’s participation in any such markets, or jurisdictions currently permitting gaming will continue to do so in the future.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

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

Foreign Operations

The Company’s business in foreign markets is subject to the risks customarily associated with such activities. These risks include fluctuations in foreign currency exchange rates and controls, expropriation, nationalization and other economic, tax and regulatory policies of local governments as well as the laws and policies of the United States affecting foreign trade and investment. As of June 30, 2001, Bally Gaming and Systems has $12.4 million of receivables from countries outside of the United States most of which are denominated in U.S. dollars. The Company does not generally enter into foreign exchange contracts to hedge its exposure to foreign exchange rate fluctuations.

Dependence on Key Personnel

The success of the Company will be dependent, to a significant extent, on the continued services of a relatively small group of executive personnel. The loss or unavailability of one or more of such executive officers or the inability to attract or retain key employees in the future could have an adverse effect on the Company’s operations.

Strict Regulation by Gaming Authorities

The manufacture and distribution of gaming machines and the conduct of gaming operations are subject to extensive federal, state, local and foreign regulation by various gaming authorities (each, a “Gaming Authority”). Although the laws and regulations of the various jurisdictions in which the Company operates vary in their technical requirements and are subject to amendment from time to time, virtually all these jurisdictions require licenses, permits, documentation of the qualification, including evidence of integrity and financial stability, and other forms of approval for companies engaged in gaming operations and the manufacture and distribution of gaming machines as well as for the officers, directors, major stockholders and key personnel of such companies. The Company and its key personnel have obtained, or applied for, all government licenses, registrations, findings of suitability, permits and approvals necessary for the manufacture and distribution, and operation where permitted, of its gaming machines in the jurisdictions in which it currently does business. However, there can be no assurance that such licenses, registrations, findings of suitability, permits or approvals will be given or renewed in the future or that the Company will obtain the licenses necessary to operate in emerging markets.

The Company’s business is dependent on regulatory requirements. For example, recurring demand exists for Bally Wulff’s products because German regulations limit the permissible use of wall machines to a period of four years. A change in applicable regulations could adversely affect the market for the Company’s products and services.

The Company currently has an agreement with Fair Grounds Corporation, Jefferson Downs Corporation and Finish Line Management Corporation to be the exclusive operator of video poker machines at the only racetrack and ten associated OTBs in the greater New Orleans area. On November 5, 1996 voters in Louisiana approved a proposition to eliminate video poker in one of the seven parishes in which the Company operates gaming machines in OTBs in the greater New Orleans area. These operations also depend on the financial viability of the racetrack and the OTBs, which is beyond the control of the Company. See “Business-Gaming Regulations and Licensing.”

Additionally, there can be no assurance that any regulatory agency will not enact new rules or change regulations that would negatively impact the Company’s ability to operate or its financial results.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

Gaming Taxes and Value Added Taxes

Gaming operators are typically subject to significant taxes and fees in addition to corporate and state income taxes, and such taxes and fees are subject to increase at any time. Any material increase in these taxes or fees, which could occur prospectively or retroactively, would adversely affect the Company. Sales of Bally Wulff’s products in Germany are generally subject to value added taxes (“V.A.T.”). During fiscal 2000, Bally Wulff increased the amount of tax reserves by $0.5 million (to a total reserve of $0.8 million) as a result of developments in ongoing quadrennial audits of Wulff’s tax returns for the years 1992 through 1995. The German tax authorities have proposed preliminary adjustments of $0.3 million, which has been accrued. The German tax authorities have not yet issued the final assessment from their quadrennial audits.

The Company pays and expects to continue to pay substantial taxes and fees in Nevada, Louisiana and Mississippi and expects to pay substantial taxes and fees in any other jurisdiction in which it conducts gaming operations. There can be no assurance as to future changes in taxation on gaming operations.

Change of Control

Upon the occurrence of a Change of Control (as defined), each holder of the Senior Subordinated Notes may require the Company to repurchase the Senior Subordinated Notes held by such holder at 101% of the principal amount thereof, plus accrued interest to the date of repurchase. The bank credit facility prohibits the Company from purchasing any Senior Subordinated Notes, and provides that the occurrence of certain change of control events with respect to the Company would constitute a default thereunder. In the event of a change of control, the Company must offer to repay all borrowings under the bank credit facility or obtain the consent of its lenders under the credit agreement to the purchase of Senior Subordinated Notes. If the Company does not obtain such consent or repay such borrowings, the Company will remain prohibited from purchasing Senior Subordinated Notes. In such case, the Company’s failure to repurchase tendered Senior Subordinated Notes would constitute a default under the indenture, which, in turn, would constitute a default under the credit facility. There can be no assurance that the Company will have the financial ability to purchase the Senior Subordinated Notes on the occurrence of a change of control. There can be no assurance that the Company will be able to comply with all of its obligations under the new credit facility, the indenture, and its other indebtedness on the occurrence of a change of control.

Currency Rate Fluctuations

The Company derives revenues from its non-U.S. subsidiaries, all of which revenues are denominated in their local currencies, and their results are affected by changes in the relative values of non-U.S. currencies and the U.S. dollar. Most of the currencies in countries in which the Company has foreign operations weakened versus the U.S. dollar in 2000 and 2001, which resulted in assets and liabilities denominated in local currencies being translated into fewer dollars. The Company does not currently utilize hedging instruments.

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

The Company has performed a sensitivity analysis of its financial instruments, which consist of the Company’s cash and cash equivalents and debt. The Company has no derivative financial instruments. In performing the sensitivity analysis, the Company defines risk of loss as the hypothetical impact on earnings, of changes in the market interest rates or currency exchange rates.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

The results of the sensitivity analysis at June 30, 2001, are as follows:

Interest Rate Risk:

The Company had total debt as of June 30, 2001 of $340.1 million, of which $190.0 million are Term Loans with interest rates tied to LIBOR. These Term Loans are broken into individual loans with varying terms from one to six months. The interest rate for each loan is set on the borrowing date and is effective for the term outstanding. If the LIBOR rates were to increase or decrease by 100 basis points, with all other factors remaining constant, earnings would decrease or increase by approximately $1.9 million on a pre-tax basis.

Foreign Currency Exchange Rate Risk:

The Company’s German subsidiaries utilize the German deutschemark as their functional currency, which will be converted to the Euro during fiscal year 2002. If the German deutschemark declined 10% against the U.S. dollar, there would be a corresponding increase in earnings reported in the consolidated group, of approximately $0.2 million. Such a change in the German deutschemark would result in an immaterial transaction loss, but would result in a charge to accumulated other comprehensive loss, which is a component of stockholder’s equity, of approximately $4.4 million, all other factors remaining constant.

Estimates

The Company’s financial statements are prepared using estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results may differ from these estimates either favorably or unfavorably, which may impact future results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7 of this Report- “Risk Factors- Currency Rate Fluctuations and Market Risks.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements, including the notes thereto, and supplementary financial information are listed in Part IV, Item 14, of this Report and are included after the signature page beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective June 1, 2000, Alliance Gaming Corporation (the “Company”) dismissed KPMG LLP (“KPMG”) and engaged Arthur Andersen LLP. The decision to change accountants was approved by the Audit Committee and the Board of Directors of the Company.

The reports of KPMG on the Company’s consolidated statement of operations, stockholder’s equity (deficiency) and cash flows for the one year period ending June 30, 1999, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

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

Effective June 1, 2000, the Company engaged the firm of Arthur Andersen LLP as independent accountants for the Company’s fiscal year ending June 30, 2000, to replace KPMG. The Company’s Board of Directors approved the

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

selection of Arthur Andersen LLP as independent accountants upon the recommendation of the Company’s Audit Committee.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year covered by this report.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report:

Page

1.	Financial Statements:
	Reports of Independent Public Accountants	F-1– F-2
	Consolidated Balance Sheets as of June 30, 2000 and 2001	F-3
	Consolidated Statements of Operations for the Years Ended June 30, 1999, 2000 and 2001	F-4
	Consolidated Statements of Stockholders’ Equity (Deficiency) for the Years Ended June 30, 1999, 2000 and 2001	F-5
	Consolidated Statements of Cash Flows for the Years Ended June 30, 1999, 2000 and 2001	F-6
	Notes to Consolidated Financial Statements	F-7
2.	Consolidated Supplemental Schedules:
Not applicable.
3.	Exhibits:

Exhibit
Number	Description

2.1	Agreement and Plan of Merger among Alliance, BGII Acquisition Corp. and BGII, dated as of October 18, 1995, as amended and restated (incorporated herein by reference to Annex I to the prospectus included in Alliance’s Form S-4, Registration Number 333-02799)
2.2	Basic Agreement, dated as of October 29, 1993, among United Gaming, Inc., The Rainbow Casino Corporation, John A. Barrett, Jr. and Leigh Seippel, and exhibits thereto (incorporated herein by reference to Alliance’s Form 8-K dated October 29, 1993)
2.3	Consolidation Agreement, dated March 29, 1995 among United Gaming Rainbow, Inc., RCC, RCVP, NGM, HFS, National Gaming Corporation, Rainbow Development Corporation and Leigh Seippel and John A. Barrett, Jr. (incorporated herein by reference to Alliance’s Form 8-K dated March 29, 1995)
3.1	Restated Articles of Incorporation of the Registrant, as amended (incorporated herein by reference to Exhibit 3.1 to Alliance’s Form S-2, Registration Number 33-72990)
3.2	Revised and Amended By-Laws of the Registrant (incorporated herein by reference to Alliance’s Form 10-Q for the quarter ended December 31, 1997.)
3.3	Certificate of Designations, Preferences, and Relative, Participating, Optional and Other Special Rights of Special Stock and Qualifications, Limitations and Restrictions of 11 1/2% Non-Voting, Pay-in-Kind Special Stock, Series E (incorporated herein by reference to Exhibit 9(c)(5) to Amendment No. 1 to Alliance’s Form S-4 dated May 9, 1996)

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

Exhibit
Number	Description

4.1	Form of Indenture among the Company, certain Guarantors referred to therein and United States Trust Company of New York, as Trustee, in respect of Alliance’s 10% Senior Subordinated Notes due 2007 (including form of Senior Subordinated Note and Guarantee) (incorporated by reference to Alliance’s Form S-4 dated December 1, 1997)
4.2	Loan Agreement among Alliance Gaming Corporation, Bally Wulff Vertriebs GmbH, Bally Wulff Automaten GmbH and various lenders, and Bank of America, N.A. (Administrative Agent), dated June 22, 2001 (incorporated herein by reference)
4.3	Rights Agreement dated as of March 9, 1998 between the Company and American Stock Transfer & Trust Company (incorporated herein by reference to Form 8-A dated March 10, 1998)
4.4	First Amendment to the Rights Agreement dated as of September 15, 1998 between the Company and American Stock Transfer & Trust Company (incorporated herein by reference to the Company’s annual report on Form 10-K dated June 30, 1998)
4.5	Form of Certificate of Designations with respect to Series F Special Stock (attached as Exhibit A to the Rights Agreement) (incorporated herein by reference to Form 8-A dated March 10, 1998)
4.6	Form of Right Certificate (attached as Exhibit B to the Rights Agreement) (incorporated herein by reference to Form 8-A dated March 10, 1998)
4.7	Summary of Rights to Purchase Series F Special Shares (attached as Exhibit C to the Rights Agreement) (incorporated herein by reference to Form 8-A dated March 10, 1998)
10.1	Alliance Gaming Corporation 1996 Long Term Incentive Plan (incorporated herein by reference to the Company’s Form S-8 filed August 12, 1997 Registration Number 333-34077).*
10.2	Letter of Agreement dated June 25, 1993 among United Gaming, Inc. and Kirkland-Ft. Worth Investment Partners, L.P., Kirkland Investment Corporation and as to certain provisions, Alfred H. Wilms, including Exhibit A (Form of Securities Purchase Agreement), Exhibit B (Form of Stockholders Agreement), Exhibit C (Form of Certificate of Designations of Non-Voting Junior Convertible Preferred Stock), Exhibit D (Form of Warrant Agreement), and Exhibit E (Form of press release) thereto (incorporated herein by reference to Alliance’s Form 8-K dated June 25, 1993)
10.3	Advisory Agreement, dated June 25, 1993 among United Gaming, Inc., Gaming Systems Advisors, L.P. and, as to certain provisions, Mr. Alfred H. Wilms, including Exhibit A (Form of Warrant Agreement) and Exhibit B (Form of press release) thereto (incorporated herein by reference to Alliance’s Form 8-K dated June 25, 1993)
10.4	United Gaming, Inc. 1991 Long-Term Incentive Stock Option Plan (incorporated herein by reference to Alliance’s Form S-8 Registration Number 33-45811 and Registration Number 33-75308).*
10.5	Agreement, dated as of September 14, 1993, by and among United Gaming, Inc., Kirkland-Ft. Worth Investments Partners, L.P., Kirkland Investment Corporation, Gaming Systems Advisors, L.P. and Alfred H. Wilms (incorporated herein by reference to Alliance’s Form 8-K dated September 21, 1993)
10.6	Stockholders Agreement, dated as of September 21, 1993, by and among United Gaming, Inc., Kirkland-Ft. Worth Investment Partners, L.P., and Alfred H. Wilms (incorporated herein by reference to Alliance’s Form 8-K dated September 21, 1993)

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

Exhibit
Number	Description

10.7	Amendment to Stockholders Agreement dated as of October 20, 1994 (incorporated herein by reference to Alliance’s Form S-8 Registration Number 33-45811 and Registration Number 33-75308)
10.8	Selling Stockholder Letter Agreement dated as of March 20, 1995 (incorporated herein by reference to Alliance’s Form S-3 Registration Number 33-58233)
10.9	Securities Purchase Agreement, dated as of September 21, 1993, by and among United Gaming, Inc., Kirkland-Ft. Worth Investment Partners, L.P. and Kirkland Investment Corporation (incorporated herein by reference to Alliance’s Form 8-K dated September 21, 1993)
10.10	Management Agreement, dated as of October 29, 1993, among Rainbow Casino-Vicksburg Partnership, L.P., Rainbow Casino Corporation and Mississippi Ventures, Inc., as manager (incorporated herein by reference to Alliance’s Form 8-K dated October 29, 1993)
10.11	Letter Agreement, dated as of June 29,1994, among United Gaming, Inc., Rainbow Casino Corporation, John A. Barrett, Jr. and Leigh Seippel, consented to by HFS Gaming Corporation (incorporated herein by reference to Alliance’s Form 8-K dated August 11, 1994)
10.12	Letter Agreement, dated as of July 16, 1994, among United Gaming, Inc., Rainbow Casino Corporation, John A. Barrett, Jr. and Leigh Seippel, consented to by HFS Gaming Corporation (incorporated herein by reference to Alliance’s Form 8-K dated August 11, 1994)
10.13	Second Amendment to Casino Financing Agreement, dated as of August 11, 1994, among United Gaming, Inc., United Gaming Rainbow, Inc., Rainbow Casino-Vicksburg Partnership, L.P., Rainbow Casino Corporation, John A. Barrett, Jr., Leigh Seippel and HFS Gaming Corporation (incorporated herein by reference to Alliance’s Form 8-K dated August 11, 1994)
10.14	Partnership Agreement of Rainbow Casino-Vicksburg Partnership, L.P., dated as of July 8, 1994 (incorporated herein by reference to Alliance’s Form 8-K dated August 11, 1994)
10.15	Second Amended and Restated Agreement of Limited Partnership, dated March 29,1995, between United Gaming Rainbow and Rainbow Casino Corporation (incorporated herein by reference to Alliance’s Form 8-K dated March 29, 1995)
10.16	Letter Agreement, dated March 29, 1995, among United Gaming Rainbow, RCC, Leigh Seippel, John A. Barrett, Jr. and Butler, Snow, O’Mara, Stevens & Cannada (incorporated herein by reference to Alliance’s Form 8-K dated March 29, 1995)
10.17	Class A Note Payable, dated March 29, 1995, issued by RCVP to United Gaming Rainbow (incorporated herein by reference to Alliance’s Form 8-K dated March 29, 1995)
10.18	Class B Note Payable, dated March 29, 1995, issued by RCVP to United Gaming Rainbow (incorporated herein by reference to Alliance’s Form 8-K dated March 29, 1995)
10.19	Class B Note Payable, dated March 29, 1995, issued by RCVP to National Gaming Mississippi, Inc. (incorporated herein by reference to Alliance’s Form 8-K dated March 29, 1995)
10.20	Trademark License Agreement, dated November 11, 1991 between Bally Manufacturing Corporation and Bally Gaming International, Inc. (incorporated herein by reference to exhibit 10(i)(d) included in BGII’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

Exhibit
Number	Description

10.21	Amended and Restated Trademark License Agreement, dated July 8, 1992, by and between Bally Gaming International, Inc. and Bally Manufacturing Corporation (incorporated herein by reference to exhibit 10(i)(d) included in BGII’s Registration Statement on Form S-1 No. 33-48347 filed on July 9, 1992)
10.22	Second Amendment to Trademark License Agreement and Settlement Agreement, dated March 31, 1995, by and between Bally Entertainment Corporation and Bally Gaming International, Inc. (incorporated herein by reference to Exhibit I, included in BGII’s Current Report on Form 8-K dated April 3, 1995)
10.23	Third Amendment to Trademark License Agreement and Settlement Agreement, dated May 10, 1996, by and between Bally Entertainment Corporation, Alliance Gaming Corporation and BGII Acquisition Corp. (incorporated by reference to exhibit 10.77 to S-2 Registration Statement No. 333-02147)
10.24	Employment Agreement Supplement, dated as of August 29, 1996, between the Company and Joel Kirschbaum (incorporated by reference to the Company quarterly report on Form 10-Q for December 31, 1996).*
10.25	Employment Agreement Supplement, dated as of August 29, 1996, between the Company and Anthony DiCesare (incorporated by reference to the Company quarterly report on Form 10-Q for December 31, 1996).*
10.26	Employment Agreement, dated July 1, 1997 between the Company and Joel Kirschbaum (incorporated herein by reference to the Company’s Annual Report on Form 10-K dated June 30, 1997).*
10.27	Employment Agreement, dated July 1, 1997 between the Company and Anthony DiCesare (incorporated herein by reference to the Company’s Annual Report on Form 10-K dated June 30, 1997).*
10.28	Agreement, between the Company and Kirkland Investment Corporation dated July 1, 1997 (incorporated herein by reference to the Company’s Annual Report on Form 10-K dated June 30, 1997)
10.29	Amendment Number 1 to the agreement between the Company and Kirkland Investment Corporation dated July 1, 1997 (incorporated by reference to the Company’s Annual Report on Form 10-K dated June 30, 1997)
10.30	Amended and Restated Employment Agreement, effective April 24, 2001, between the Company and Robert L. Miodunski (incorporated herein by reference)
10.31	Amendment to Employment Agreement between the Company and Anthony L. DiCesare, effective January 4, 2000 (incorporated by reference to the Company’s quarterly report on Form 10-Q for March 31, 2000)
10.32	Amendment to Employment Agreement between the Company and Joel Kirschbaum, effective January 4, 2000 (incorporated by reference to the Company’s quarterly report on Form 10-Q for March 31, 2000)
10.33	Amendment #2 to the Agreement between the Company and Kirkland Investment Corporation effective January 4, 2000 (incorporated by reference to the Company’s quarterly report on Form 10-Q for March 31, 2000)
21	Subsidiaries of the Registrant.
23.1	Consent of Arthur Andersen LLP
23.2	Consent of KPMG LLP

*	Management contract or compensatory plan or arrangement.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

ITEM 14 (continued).

(b)	Reports on Form 8-K:

On June 25, 2001, the Company filed a report on Form 8-K disclosing the completion of the $230 million refinancing of the Company’s senior bank debt.

(c)	See Item 14(a)(3) above.

(d)	See Item 14(a)(2) above.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2001

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE GAMING CORPORATION	DATED: September 27, 2001

By	/s/ Robert L. Miodunski

Robert L. Miodunski, Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert L. Miodunski Robert L. Miodunski	Director, President and Chief Executive Officer (Principal Executive Officer)	September 27, 2001

/s/ Robert L. Saxton Robert L. Saxton	Sr. Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	September 27, 2001

/s/ Jacques Andre Jacques Andre	Director	September 27, 2001

/s/ Anthony DiCesare Anthony DiCesare	Director	September 27, 2001

/s/ Joel Kirschbaum Joel Kirschbaum	Director	September 27, 2001

/s/ David Robbins David Robbins	Director and Chairman of the Board	September 27, 2001

/s/ Morton Topfer Morton Topfer	Director	September 27, 2001

/s/ Kevin Verner Kevin Verner	Director	September 27, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
Alliance Gaming Corporation:

We have audited the accompanying consolidated balance sheets of Alliance Gaming Corporation and Subsidiaries as of June 30, 2000 and 2001 and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Gaming Corporation and Subsidiaries as of June 30, 2000 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Las Vegas, Nevada
August 15, 2001

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Alliance Gaming Corporation:

We have audited the accompanying consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the year ended June 30, 1999. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Alliance Gaming Corporation and Subsidiaries for the year ended June 30, 1999, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Phoenix, Arizona
August 11, 1999

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In 000’s except share amounts)

ASSETS

	June 30,	June 30,
	2000	2001

Current assets
Cash and cash equivalents	$32,044	$54,845
Short-term investments	2,000	—
Accounts and notes receivable, net of allowance for doubtful accounts of $19,255 and $15,991	82,444	79,369
Inventories, net of reserves of $6,660 and $6,593	32,019	35,082
Other current assets	11,198	10,814

Total current assets	159,705	180,110

Long-term notes receivable, net of allowance for doubtful accounts of $953 and $10	4,043	1,433
Leased gaming equipment, net of accumulated depreciation of $10,713 and $14,986	16,959	22,677
Property, plant and equipment, net of accumulated depreciation and amortization of $60,028 and $74,245	76,823	88,412
Excess of costs over net assets of acquired businesses, net of accumulated amortization of $6,420 and $7,433	54,994	49,514
Intangible assets, net of accumulated amortization of $20,609 and $20,693	21,850	22,212
Deferred tax assets, net of valuation allowance of $64,245 and $66,829	12,174	11,944
Other assets, net of reserves of $1,813 and $1,826	4,739	3,895

	$351,287	$380,197

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$10,367	$19,531
Accrued liabilities	32,323	46,978
Current maturities of long term debt	1,036	932

Total current liabilities	43,726	67,441

Long term debt, net	344,023	339,168
Other liabilities	12,972	11,493

Total liabilities	400,721	418,102

Minority interest	1,361	1,300
Commitments and contingencies Stockholders’ deficiency:
Special Stock, 10,000,000 shares authorized:
Series E, $100 liquidation value; 46,242 shares and 120 shares issued and outstanding	4,624	12
Common Stock, $.10 par value; 100,000,000 shares authorized, 10,335,000 and 21,776,000 shares issued	1,034	2,178
Treasury stock, at cost, 83,000 shares and 256,000 shares	(508)	(501)
Additional paid-in capital	141,130	147,828
Accumulated other comprehensive losses	(21,790)	(27,919)
Accumulated deficit	(175,285)	(160,803)

Total stockholders’ deficiency	(50,795)	(39,205)

	$351,287	$380,197

See accompanying notes to consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In 000’s, except per share amounts)

	Years Ended June 30,

	1999	2000	2001

Revenues:
Gaming equipment and systems	$127,810	$135,180	$160,890
Wall machines and amusement games	90,834	68,952	72,228
Route operations	175,854	202,480	221,505
Casino operations	60,691	68,053	73,499

	455,189	474,665	528,122

Costs and expenses:
Cost of gaming equipment and systems	69,721	75,508	77,423
Cost of wall machines and amusement games	54,035	43,301	39,243
Cost of route operations	137,692	161,062	178,103
Cost of casino operations	27,011	27,933	32,541
Selling, general and administrative	101,113	101,740	98,635
Research and development costs	17,190	15,318	13,576
Depreciation and amortization	23,104	26,788	27,745
Unusual items, net	—	2,164	6,489

	429,866	453,814	473,755

Operating income	25,323	20,851	54,367
Other income (expense):
Interest income	549	465	1,043
Interest expense	(31,385)	(34,119)	(34,807)
Minority interest	(2,053)	(2,155)	(2,165)
Other, net	(431)	924	(181)

Income (loss) before income taxes	(7,997)	(14,034)	18,257
Income tax provision	(830)	(1,001)	(611)

Net income (loss) before extraordinary item	(8,827)	(15,035)	17,646
Extraordinary item	—	—	(3,164)

Net income (loss)	(8,827)	(15,035)	14,482
Special Stock dividends	(1,697)	—	—

Net income (loss) applicable to common shares	$(10,524)	$(15,035)	$14,482

Basic earnings (loss) per share:
Income (loss) before extraordinary item	$(0.55)	$(0.74)	$0.85
Extraordinary loss	—	—	(0.15)

Net income (loss)	$(0.55)	$(0.74)	$0.70

Diluted earnings (loss) per share:
Income (loss) before extraordinary item	$(0.55)	$(0.74)	$0.84
Extraordinary loss	—	—	(0.15)

Net income (loss)	$(0.55)	$(0.74)	$0.69

Weighted average common shares outstanding	19,330	20,442	20,618

Weighted average common and common share equivalents outstanding	19,330	20,442	21,114

See accompanying notes to consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(In 000's)
						Accumulated
	Common Stock				Additional	Other		Total
			Series E	Treasury	Paid-in	Comprehensive	Accum.	Stockholders'
	Shares	Dollars	Special Stock	Stock	Capital	Income	Deficit	Deficiency

Balances at June 30, 1998	32,122	$3,212	$13,732	—	$122,980	$(13,946)	$(149,726)	$(23,748)
Net loss	—	—	—	—	—	—	(8,827)	(8,827)
Foreign currency translation adjustment	—	—	—	—	—	(2,040)	—	(2,040)

Total comprehensive loss								(10,867)
1-for-3.5 reverse stock split	(22,916)	(2,291)	—	—	2,291	—	—	—
Shares issued upon exercise of options and warrants	585	58	—	—	4,720	—	—	4,778
Special Stock dividends	—	—	1,648	—	—	—	(1,697)	(49)
Repurchases of common stock for treasury	—	—	—	(522)	—	—	—	(522)

Balances at June 30, 1999	9,791	979	15,380	(522)	129,991	(15,986)	(160,250)	(30,408)

Net loss	—	—	—	—	—	—	(15,035)	(15,035)
Foreign currency translation adjustment	—	—	—	—	—	(5,804)	—	(5,804)

Total comprehensive loss								(20,839)

Treasury shares issued upon exercise of options	—	—	—	14	(4)	—	—	10
Issuance of Special Stock	—	—	442	—	—	—	—	442
Common shares issued upon conversion of Special Stock	544	55	(11,198)	—	11,143	—	—	—

Balances at June 30, 2000	10,335	1,034	4,624	(508)	141,130	(21,790)	(175,285)	(50,795)

Net income	—	—	—	—	—	—	14,482	14,482
Foreign currency translation adjustment	—	—	—	—	—	(6,129)	—	(6,129)

Total comprehensive income								8,353

Repurchases of common stock for treasury	—	—	—	(436)	—	—	—	(436)
Shares issued upon exercise of options	329	33	—	443	3,197	—	—	3,673
Common shares issued upon conversion of Special Stock	224	22	(4,612)	—	4,590	—	—	—
2-for-1 stock split	10,888	1,089	—	—	(1,089)	—	—	—

Balances at June 30, 2001	21,776	$2,178	$12	$(501)	$147,828	$(27,919)	$(160,803)	$(39,205)

See accompanying notes to consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In 000's)

	Years Ended June 30,

	1999	2000	2001

Cash flows from operating activities:
Net income (loss)	$(8,827)	$(15,035)	$14,482
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	23,104	26,788	27,745
Amortization of debt discounts	52	52	154
Extraordinary item	—	—	3,164
Write down of other assets	828	411	117
(Gain) loss on sale of assets	225	(4,158)	808
Provision for losses on receivables	3,174	7,927	3,825
Other	(1,171)	351	1,860
Change in operating assets and liabilities, net of effects of businesses acquired:
Accounts and notes receivable	(1,553)	130	(2,791)
Inventories	(13,649)	(3,445)	(19,986)
Other current assets	(429)	(1,911)	2,239
Accounts payable	6,940	(6,870)	9,376
Accrued liabilities	(139)	(7,199)	15,859

Net cash provided by (used in) operating activities	8,555	(2,959)	56,852

Cash flows from investing activities:
Additions to property, plant and equipment	(11,755)	(13,012)	(11,702)
Acquisition of assets formerly under operating leases	—	—	(13,040)
Proceeds from disposal of assets	356	4,316	258
Proceeds from sale/leaseback transactions	5,240	3,169	—
Additions to other long-term assets	(5,943)	(4,305)	(3,297)

Net cash used in investing activities	(12,102)	(9,832)	(27,781)

Cash flows from financing activities:
Capitalized debt issuance costs	—	—	(6,969)
Proceeds from issuance of long-term debt	—	—	190,000
Payoff of debt from refinancing	—	—	(166,058)
Reduction of long-term debt	(5,089)	(6,467)	(2,811)
Net change in revolving credit facility	(2,077)	34,661	(23,303)
Purchase of common stock for treasury	(522)	—	(436)
Proceeds from exercise of stock options and warrants	4,778	10	3,673

Net cash provided by (used in) financing activities	(2,910)	28,204	(5,904)

Effect of exchange rate changes on cash	(100)	(299)	(366)

Cash and cash equivalents:
Increase (decrease) for year	(6,557)	15,114	22,801
Balance, beginning of year	23,487	16,930	32,044

Balance, end of year	$16,930	$32,044	$54,845

See accompanying notes to consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 1999, 2000 and 2001

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND DESCRIPTION OF BUSINESS

Description of business

Alliance Gaming Corporation (“Alliance” or the “Company”), a Nevada corporation, is a diversified, worldwide gaming company that (i) designs, manufactures and distributes gaming machines and computerized monitoring systems for gaming machines, (ii) owns and manages a significant installed base of gaming machines, (iii) owns and operates two regional casinos and (iv) in Germany, designs, manufactures and distributes wall-mounted gaming machines and distributes third-party manufactured amusement games.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Alliance Gaming Corporation, and its wholly-owned and partially owned, controlled subsidiaries. In the case of Video Services, Inc. (“VSI”), the Company owns 100% of the voting stock. The Company is entitled to receive 71% of dividends declared by VSI, if any, at such time that dividends are declared. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior year financial statements to conform with the current year presentation.

Cash and cash equivalents

Cash equivalents consist of highly liquid debt instruments purchased with an original maturity of three months or less at the date of purchase and are carried at cost, which approximates market value. Cash and cash equivalents also includes $22.0 million and $20.8 million at June 30, 2000 and 2001, respectively, utilized in Casino and Route Operations which is held in vaults, cages or change banks. The Company maintains a restricted cash account to ensure availability of funds to pay progressive jackpot liabilities which totaled approximately $1.3 million and $2.1 million at June 30, 2000 and 2001, respectively.

Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Cost elements included for work-in-process and finished goods include raw materials, freight, direct labor and manufacturing overhead.

Inventories, net of reserves, consist of the following (in 000’s):

	2000	2001

Raw materials	$14,143	$15,222
Work-in-process	948	1,774
Finished goods	16,928	18,086

Total inventories	$32,019	$35,082

Property, plant and equipment and leased gaming equipment

Property, plant and equipment are stated at cost and depreciated over the estimated useful lives or lease terms, if less, using the straight line method as follows: buildings and improvements, 28-40 years; gaming equipment, 4-7 years; furniture, fixtures and equipment, 3-7 years; and leasehold improvements, 5-10 years. Leased gaming equipment is stated at cost and depreciated over estimated useful lives ranging from 3-4 years.

Significant replacements and improvements are capitalized; other maintenance and repairs are expensed. The cost and accumulated depreciation of assets retired or otherwise disposed of are eliminated from the accounts and any resulting gain or loss is credited or charged to income as appropriate.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, plant and equipment consists of the following (in 000’s):

	2000	2001

Land and land improvements	$21,310	$21,569
Buildings and leasehold improvements	32,338	39,392
Gaming equipment	62,947	72,284
Furniture, fixtures and equipment	20,256	29,412
Less accumulated depreciation and amortization	(60,028)	(74,245)

Total property, plant and equipment, net	$76,823	$88,412

Excess of costs over fair value of net assets of acquired businesses

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

Intangible assets

Intangible assets consist primarily of costs associated with the acquisition of location leases which are capitalized and amortized over the expected life of the leases, ranging from one to 28 years, with an average life of approximately 6 years, and deferred issuance costs for financings which are amortized over the life of the related financing.

Accrued liabilities

Accrued liabilities consists of the following (in 000’s):

	2000	2001

Payroll and related costs	$9,912	$11,830
Interest	7,111	6,452
Professional and consulting fees	1,399	1,460
Sales, use, withholding and income taxes	1,619	1,230
Deferred revenues	327	5,303
Jackpot liabilities	2,011	1,927
Other	9,944	18,776

Total accrued liabilities	$32,323	$46,978

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

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue from sales of computerized monitoring systems is recognized in accordance with the AICPA’s Statement of Position 97-2 (SOP 97-2) “Software Revenue Recognition”. In accordance with the provisions of SOP 97-2, the contracts for the sales of computerized monitoring units are considered to have “multiple elements” because they include hardware, software, installation supervision, training and post-contract customer support. Accordingly, revenues from the sale of systems is deferred and begins to be recognized at the point when the system is deemed to be functionally operational, and the residual method is used to recognize revenue for the remaining elements as they are delivered, each having vendor specific objective evidence of relatives sales values. Post-contract customer support revenues are recognized over the period of the support agreement (generally one year).

The Company’s Bally Gaming and Systems business unit earns revenues from recurring revenue sources which consist of the operations of the multi-site linked progressive jackpot systems, the operation of gaming machines at customer locations, exclusive of route operations, the revenues from gaming machines owned by the Company and placed in a casino on a daily lease or rental basis, and revenues from computer monitoring system maintenance and support services. Revenue is normally recognized based on the Company’s share of coins wagered, on its share of net winnings, or on the lease or rental rate. Revenues from computer monitoring system maintenance and support services are recognized monthly over the life of the respective maintenance contracts.

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

The Company has adopted the provisions of Staff Accountant Bulletin No. 101 issued on October 1, 2000, by the Securities and Exchange Commission, which had no material impact on the reported results of the Company.

Promotional allowances

During fiscal year 2001, the Company adopted EITF Issue 00-22, “Accounting for ‘Points’ and certain other Time-Based or Volume-Based Sales Incentive Offers, and Other Offers For Free Products or Service to be Delivered in the Future.” EITF 00-22 requires that sales incentives be recorded as a reduction of revenue rather than as an operating expense. Accordingly, prior year revenues and expenses have been restated to conform with EITF 00-22, although it had no impact on the net income of the Company.

Unusual items

The Company separately discloses certain income and expense items that are unusual or infrequently occurring. Generally such items are netted together and shown as a separate component of Operating Income (loss); items reflected elsewhere in the consolidated statements of operations are separately identified below.

During the year ended June 30, 2001, the Company recorded the following unusual item:

•	Costs and expenses incurred to terminate the agreement to sell the Nevada Route Operations totaling $6.5 million.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended June 30, 2000, the Company recorded the following unusual items:

•	Restructuring and related charges totaling $8.1 million. The restructuring and related costs were incurred pursuant to a plan adopted by the Company for staff reductions at the Bally Gaming and Systems, Wall Machine and Amusement Games, and at its corporate office. Included in the restructuring costs described above is a $1.9 million charge for a valuation reserve for certain inventory for the Australian market, which is included in the cost of gaming equipment and systems in the accompanying consolidated statement of operations.

•	Gains from the sale of certain gaming management and development rights totaling $4.0 million.

The Company recorded no unusual items during the year ended June 30, 1999.

Foreign currency translation

The functional currency of the Company’s foreign subsidiaries is their local currency. Assets and liabilities of foreign operations are translated into U.S. dollars at the rate of exchange at the end of the period, and the income and expense accounts are translated at the average rate of exchange for the period. Translation adjustments are reflected as a separate component of stockholders’ deficiency. Gains and losses on foreign currency transactions are included in the accompanying consolidated statements of operations.

Stock split

Effective August 21, 2001, the Company recorded a 2-for-1 stock split in the form of a stock dividend. All share and per share information presented in the Consolidated Financial Statements and notes thereto have been presented to reflect this stock split.

Earnings (loss) per share calculations

The following computation of basic and diluted loss per share from continuing operations, extraordinary loss and income (loss) applicable to common shares as adjusted for the stock split, are as follows (in 000’s except per share amounts):

	Fiscal Years ended June 30,

	1999	2000	2001

Income (loss) before extraordinary item	$(8,827)	$(15,035)	$17,646
Extraordinary loss	—	—	(3,164)

Net income (loss)	(8,827)	(15,035)	14,482
Special Stock dividends	(1,697)	—	—

Income (loss) applicable to common shares	$(10,524)	$(15,035)	$14,482

Weighted average common shares outstanding	19,330	20,442	20,618
Effect of dilutive securities	—	—	496

Weighted average common and dilutive shares outstanding	19,330	20,442	21,114

Income (loss) per basic share:
Income (loss) before extraordinary item	$(0.55)	$(0.74)	$0.85
Extraordinary item	—	—	(0.15)

Basic EPS	$(0.55)	$(0.74)	$0.70

Income (loss) per diluted share:
Income (loss) before extraordinary item	$(0.55)	$(0.74)	$0.84
Extraordinary item	—	—	(0.15)

Diluted EPS	$(0.55)	$(0.74)	$0.69

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following securities were not included in the computation of diluted earnings (loss) per share because to do so would have been anti-dilutive for the periods presented (in 000’s):

	Fiscal Years ended June 30,

	1999	2000	2001

Stock options	2,966	3,246	1,366
Warrants	4,588	1,858	1,429
Series E Special stock	1,494	450	—

	9,048	5,554	2,795

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts at June 30, 2000 and 2001 for the Company’s financial instruments approximate fair value.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Taxes on income of the Company’s foreign subsidiaries are provided at the tax rates applicable to the tax jurisdictions in which they are located.

2.	RECEIVABLES

The Gaming Equipment and Systems and Wall Machines and Amusement Games business units grant customers payment terms under contracts of sale. These contracts are generally for terms of one to three years, with interest at prevailing rates, and are generally collateralized by the related equipment sold, although the value of such equipment, if repossessed, may be less than the receivable balance outstanding. See “Concentration of Credit Risk”. The Company’s Nevada route operations from time to time makes loans to location operators for build-outs, tenant improvements and initial operating expenses, which are generally secured by the personal guarantees of the operators and the locations’ assets. The majority of the loans bear interest rates between 6% to 11% and are expected to be repaid over a period of time not to exceed the life of the revenue sharing arrangement and have due dates ranging from September 2001 to August 2009.

The following table represents, at June 30, 2001, scheduled collections of accounts and notes receivable (net of allowances for doubtful accounts) by fiscal year (in 000’s):

Years ending June 30,

2002	2003	2004	2005	2006	Thereafter	Total

$78,668	$1,619	$191	$126	$90	$108	$80,802

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	DEBT, REVOLVING CREDIT FACILITY AND REFINANCING TRANSACTION

Long-term debt and lines of credit at June 30, 2000 and 2001 consisted of the following (in 000’s):

	2000	2001

10 % Senior Subordinated Notes due 2007, net of unamortized discount of $649 and $495	$149,351	$149,505
Term Loan facility	132,206	190,000
Revolving credit facility	62,360	—
Other, secured by related equipment	1,142	595

	345,059	340,100
Less current maturities	1,036	932

Long-term debt, less current maturities	$344,023	$339,168

On June 22, 2001, the Company completed a senior bank debt refinancing transaction (the “Refinancing”) whereby the Company entered into a $190 million term loan facility and a $25 million revolving credit facility (which can be increased by $15 million at the Company’s discretion until December 31, 2002). Proceeds from the new term loan were used to repay the existing bank term loans and credit facility, totaling $166.0 million, repay certain gaming equipment operating leases totaling $13.0 million, and to pay transaction fees and expenses. The term loan has an interest rate of LIBOR plus 3.75% (or 7.6% as of June 30, 2001), has a 1% per year mandatory principal amortization, and a 5.5 year maturity. The revolving credit facility commitment decreases ratably over its 5 year commitment. As of June 30, 2001, there were no borrowings outstanding on the revolving credit facility. The new bank loan contains certain customary financial and operational covenants.

As a result of the Refinancing described above, the Company recorded an extraordinary loss of $3.2 million for the write off of certain deferred financing costs.

The bank facility is collateralized by substantially all domestic property and is guaranteed by each domestic subsidiary of the U.S. Borrower and German Subsidiaries (both as defined), other than the entity which holds the Company’s interest in its Louisiana and Mississippi operations, and secured by both a U.S. and German Pledge Agreement (both as defined). The bank facility contains a number of maintenance covenants and it and the indenture have other significant covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries to dispose of assets, incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of the Company’s subsidiaries, engage in mergers or acquisitions, or engage in certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities. As of June 30, 2001 the Company is in compliance with these covenants. The Company is also in compliance with the operational covenants contained in the indenture for the Senior Subordinated Notes.

The Senior Subordinated Notes bear interest at 10%, are due in 2007, and are general unsecured obligations of the Company, ranking subordinate in right of payment to all Senior Debt (as defined) of the Company, including indebtedness under the bank facility. The Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several senior subordinated basis by all existing and future domestic Restricted Subsidiaries of the Company, subject to certain exceptions including the partially-owned entities through which its Mississippi casino and Louisiana route operations are conducted. The Subsidiary Guarantees are general unsecured obligations of the Guarantors, ranking subordinate in right of payment to all Senior Debt of the Guarantors. The Company will be able to designate other current or future subsidiaries as Unrestricted Subsidiaries under certain circumstances. Unrestricted Subsidiaries will not be required to issue a Subsidiary Guarantee and will not be subject to many of the restrictive covenants set forth in the Indenture pursuant to which the Senior Subordinated Notes were issued. The Indenture for the Company’s Senior Subordinated Notes contains various covenants, including limitations on incurrence of additional indebtedness, on restricted

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

payments and on dividend and payment restrictions on subsidiaries. The Senior Subordinated Notes may not be redeemed for the first five years. Upon the occurrence of a Change of Control (as defined), the holders of the Senior Subordinated Notes will have the right to require the Company to purchase their notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase.

Maturities of long-term debt, for each of the five fiscal years ending subsequent to June 30, 2001 are as follows (in 000’s):

Years ending June 30,

2002	2003	2004	2005	2006	Thereafter	Total

$932	$2,026	$1,912	$1,900	$183,825	$149,505	$340,100

4.	STOCKHOLDERS’ EQUITY, OPTIONS, WARRANTS AND RIGHTS

Special Stock

The Company’s Articles of Incorporation authorize the issuance of up to 10,000,000 shares of special stock (“Special Stock”). To date, there have been four series of Special Stock authorized for issuance: the Initial Series, the Series B, the Series E and the Series F. Special Stock consists of non-voting stock where no holder of the Special Stock shall be entitled to vote at any meeting of stockholders or otherwise, except as may be specifically provided by law or as approved by the Board of Directors in certain limited circumstances at the time of the stock issuance. The Special Stock may be issued from time to time in one or more series, each series having such designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions as shall be stated and expressed in the resolution providing for the issuance of Special Stock or any series thereof adopted by the Board of Directors.

In June 1996, the Company issued 113,160 shares of Series E Special Stock to certain holders of the Company’s 71/2% Convertible Subordinated Debentures who elected to receive such stock in lieu of receiving common stock. The holders of shares of Series E Special Stock have no voting rights except as required by law. Each share of Series E Special Stock accrued non-cash cumulative dividends until July 7, 1999 at an annual rate of 111/2%, at which point the dividends ceased. On July 1, 1999, the total shares of Series E Special Stock outstanding was 158,224, convertible into approximately 1,538,000 shares of common stock (on a post split basis). The Series E Special Stock is convertible into common stock at a conversion price of $10.29 per share (equivalent to a conversion rate of approximately 9.71829 shares of common stock per share of Series E Special Stock), subject to adjustment under certain circumstances, and has a $100 liquidation preference per share. During the fiscal year ended June 30, 2001, approximately 46,122 shares of Series E Special Stock were converted into approximately 448,214 shares of common stock (on a post split basis).

Stock Option Plans

In 1992, the Company created the 1991 Long Term Incentive Plan (the “1991 Plan”) that, as amended, provides for the issuance of up to 1,714,000 shares of common stock to Company employees and directors. Generally, options are granted at the fair market value of the Company’s Common Stock at the date of the grant and are exercisable over five to ten years.

In April 1997, the Company’s shareholders approved the 1996 Long-Term Incentive Plan (the “1996 Plan”) which provides for the issuance of up to 1,714,000 shares of common stock to Company employees, directors and designated paid consultants. Generally, options are granted at the fair value of the Company’s common stock at the date of grant and are exercisable over five to ten years.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transactions involving stock options are summarized as follows (as adjusted for the 2-for-1 stock split effective August 21, 2001):

	Options Outstanding

		Weighted-Average
	Shares	Exercise Price

Balance, June 30, 1998	3,105,028	$6.60
Granted	457,828	3.84
Exercised	(27,192)	7.88
Canceled	(569,888)	6.15

Balance, June 30, 1999	2,965,776	6.25
Granted	973,956	1.13
Exercised	(4,666)	1.13
Canceled	(680,032)	1.35

Balance, June 30, 2000	3,255,034	5.02
Granted	466,286	5.28
Exercised	(775,296)	4.74
Canceled	(496,848)	6.49

Balance, June 30, 2001	2,449,176	$4.86

Exercisable at June 30, 2001	2,146,710	$4.77

At June 30, 2001, the range of exercise prices, on a post-split basis, for options outstanding was $0.94 to $18.29. The weighted average remaining contractual life, by range of exercise price, for options outstanding and exercisable at June 30, 2001 is as follows:

	Options Outstanding		Options Exercisable

	Weighted-Avg.		Weighted-Avg.
Range of	Remaining	Outstanding	Remaining	Outstanding
Exercise Prices	Contractual Life	Shares	Contractual Life	Shares

$0.94 - $2.00	8.64	622,058	8.63	601,580
$2.01 - $2.50	9.11	209,334	8.80	82,000
$2.51 - $5.00	8.21	244,630	7.99	174,786
$5.01 - $7.50	4.84	1,207,146	4.84	1,206,002
over $7.50	9.23	166,008	9.19	82,342

All	6.80	2,449,176	6.44	2,146,710

The Company accounts for its stock-based employee compensation awards in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, because the exercise price of the Company’s employee stock options equals or exceeds the market price on date of grant, no compensation expense is recognized. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s net loss applicable to common shares would have increased from a loss of $10.5 million (or $0.55 per share) to $12.4 million (or $0.65 per share) on a pro forma basis for the year ended June 30, 1999 and from a loss of $15.0 million (or $0.74 per share) to $17.8 million (or $0.88 per share) on a pro forma basis for the year ended June 30, 2000 and decreased from net income of $14.5 million (or $0.70 per share) to $13.3 million (or $0.63 per share) on a pro forma basis for the year ended June 30, 2001. The pro forma net income (loss) reflects only options granted since 1998. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the options’

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

vesting period, generally three years, and compensation cost for options granted prior to July 1, 1995 is not considered.

The per share weighted-average fair value of stock options granted during 1999, 2000 and 2001 was $2.74, $1.55 and $2.57 respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1999, 2000 and 2001: expected dividend yield of 0%, risk free interest rates ranging from 3.9% to 6.0%, a volatility factor of .62, .74, and .82 for 1999, 2000 and 2001, respectively, and expected lives varying from 3 to 10 years.

Warrants

Upon the completion of the BGII acquisition in 1996 the Company issued warrants to Gaming Systems Advisors, L.P. (“GSA”) to purchase up to 1,428,572 shares of common stock at $2.63 per share, however the warrants become exercisable in one-third tranches only after the market price of the Common Stock reaches $19.25, $22.75 and $26.25, respectively, for 30 consecutive trading days. These warrants expire on June 18, 2002.

In 1996, in conjunction with certain financing transactions, the Company issued warrants to certain third parties for the purchase of up to 142,858 shares of Common Stock at a price which was subject to future adjustments, and which ultimately was set at $4.26 per share and which expire on August 31, 2002.

Share Repurchase Plan

In January 1999 the Company’s Board of Directors approved a share repurchase plan for up to 2.3 million (post-split) shares of its Common Stock. Under the plan, subject to price and market conditions, purchases of shares were made from time to time during calendar 1999 in the open market or in privately negotiated transactions using available cash financing. During the fiscal years ended June 30, 1999, 2000 and 2001, the Company repurchased 170,600, 0, and 208,000 shares of common stock (post-split).

Shares Reserved

At June 30, 2001, shares of the Company’s Common Stock were reserved for future issuance as follows:

Shares underlying stock options issued or issuable under its stock option plans	2,652,000
Shares underlying all warrants outstanding	1,571,000
Shares underlying Series E Special Stock outstanding	1,000

Total	4,224,000

Stockholder Rights Plan

In February 1998, the Company’s Board of Directors adopted a Stockholder Rights Plan (“Plan”). The Plan is designed to preserve the long-term value of the shareholders’ investment in the Company. Pursuant to the Plan, each shareholder received a distribution of one Right for each share of the Company’s outstanding common stock of record on March 12, 1998. Each Right expires on March 12, 2008, and entitles the holder to purchase one one-hundredth (1/100) of a share of a Series F Special Stock for $87.50. Initially the Rights are represented by the Company’s common stock certificates and are not exercisable. The Rights become exercisable only after a person or group acquires beneficial ownership of 10% or more of the Company’s Common Stock (or 15% if the acquirer is an institutional investor) or publicly announces its intention to commence a tender offer that would result in that beneficial ownership level. Under certain circumstances involving a buyer’s acquisition of 10% of the Company’s Common Stock (or 15% in the case of an institutional investor), all Rights holders except the buyer will be entitled to purchase Common Stock at half price. If the Company is acquired through a merger, after such an acquisition, all Rights holders except the buyer will be entitled to purchase stock in the buyer at half price. The Company may redeem the rights at $0.0035 at any time before a buyer acquires 10% (or 15% in the case of an institutional investor) of the Company’s Common Stock.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	INCOME TAXES

The components of the Company’s income tax expense for the years ended June 30, 1999, 2000 and 2001 are as follows (in 000’s):

	1999	2000	2001

Current tax expense (benefit):
U. S. Federal	$—	$—	$(588)
Foreign	64	280	(8)
State	510	527	705

	574	807	109

Deferred tax expense (benefit):
U. S. Federal	—	—	(416)
Foreign	256	194	918
State	—	—	—

	256	194	502

Total provision for income taxes	$830	$1,001	$611

A reconciliation of the Company’s income tax provision as compared to the tax provision (benefit) calculated by applying the statutory federal tax rate (35%) to the income (loss) before income taxes for the years ended June 30, 1999, 2000 and 2001 are as follows (in 000’s):

	1999	2000	2001

Computed expected income tax expense (benefit) at 35%	$(2,799)	$(4,911)	$5,283
Permanent differences	(1,677)	(1,874)	(7,338)
Change in valuation allowance	(591)	1,895	2,584
State income taxes, net of federal benefit	332	343	458
Expired foreign tax credits	3,607	—	-
Other, net	1,958	5,548	(376)

	$830	$1,001	$611

The major components of the deferred tax assets and liabilities as of June 30, 2000 and 2001 are presented below (in 000’s):

	2000	2001

Deferred tax assets:
Net operating loss carry forwards	$30,281	$35,235
Foreign tax credit carry forwards	6,639	6,639
Inventory obsolescence reserves	2,742	2,788
Bad debt reserves	6,299	5,281
Accruals not currently deductible for tax purposes	3,852	2,792
Refinancing costs being amortized for tax purposes	8,582	6,480
Intangibles	9,141	10,326
Other	8,883	9,232

Total gross deferred tax assets	76,419	78,773
Less: Valuation allowance	64,245	66,829

Deferred tax assets	$12,174	$11,944

Deferred tax liabilities:
Property and equipment, due principally to depreciation differences	$3,162	$3,142
Other	7,154	6,038

Total gross deferred tax liabilities (a)	10,316	9,180

Net deferred tax assets	$1,858	$2,764

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a) Included in the other non-current liabilities in the accompanying consolidated balance sheets.

Management has considered certain tax planning strategies as permitted by Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. Management has determined that tax benefits associated with recorded deferred tax assets, net of valuation allowance, are more likely than not realizable through future taxable income and future reversals of existing taxable temporary differences.

At June 30, 2001, the Company had net operating loss carry forwards for federal income tax purposes of approximately $101 million which are available to offset future federal taxable income, if any, expiring in the years 2008 through 2021. At June 30, 2001 the Company had foreign tax credit carry forwards of approximately $6.6 million and alternative minimum tax credit (AMT) carry forwards of approximately $0.9 million. Foreign tax credits have expiration dates ranging from 2001 to 2005. AMT credits are available to be carried forward indefinitely and may be utilized against regular U.S. corporate tax to the extent it does not exceed computed AMT calculations.

6.	SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information is related to the consolidated statements of cash flows. The Company recorded the following significant non-cash items for the years ended June 30, 1999, 2000 and 2001 (in 000’s):

	1999	2000	2001

Reclassify inventory to property, plant and equipment and leased gaming equipment	$9,613	$16,174	$15,466
Dividends for Series E and Series B Special Stock	1,697	442	—
Translation rate adjustment	1,940	5,505	5,763
Reclassify other assets to property, plant and equipment	444	242	526
Reclassify receivables to other assets	376	—	—
Deferred gain on sale/leaseback transaction	1,057	1,546	—
Reclassify excess costs over net assets of acquired business to property, plant and equipment	—	500	—
Conversion of Series E Special Stock to Common Stock	—	11,198	4,612

Payments for interest expense in fiscal years, 1999, 2000 and 2001 were approximately $31.6 million, $34.0 million and $35.4 million, respectively. Payments for income taxes, net of refunds received, in fiscal years 1999, 2000 and 2001 were approximately $3.3 million, $0.5 million and $(0.1) million, respectively.

7.	COMMITMENTS AND CONTINGENCIES

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, or other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

The Company is obligated under several patent agreements to pay royalties ranging from approximately $25 to $250 per applicable game depending on the components in the gaming machines. Additionally, based on an amendment to the trademark licensing agreement between BGII and Bally Entertainment Corporation dated May 10, 1996, the Company is obligated to pay a royalty on new machines sold or leased after June 18, 1996 of $35 per machine with a minimum annual royalty payment of $1.0 million for the initial five-year term of the amended agreement, which is subject to annual renewals thereafter at the option of the Company. Royalty expense under this agreement for the years ended June 30, 1999, 2000 and 2001 was $1.0 million for each year. Total royalty expense for the Company for the years ended June 30, 1999, 2000 and 2001 was $1.9 million, $3.4 million and $3.5 million, respectively. In addition, the Company has obtained the rights to certain game ideas and intellectual property that call for payment of royalties based on either fixed amounts or variable amounts based on game performance.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company leases office space, equipment, warehouse and repair facilities, Route Operation locations, casino and other locations under non-cancelable operating leases. Certain Route Operation location leases provide only for contingent rentals based upon a percentage of gaming revenue and are cancelable at any time by either party. Future minimum rentals under non-cancelable operating leases at June 30, 2001 are (in 000’s):

	Years ended June 30,

	2002	2003	2004	2005	2006	Thereafter	Total

Minimum rentals	$19,183	$15,600	$12,278	$10,881	$10,019	$22,312	$90,273
Total sublease income	(1,843)	(1,854)	(1,629)	(1,208)	(736)	(1,994)	(9,264)

Net minimum rentals	$17,340	$13,746	$10,649	$9,673	$9,283	$20,318	$81,009

Operating lease rental expense, including contingent lease rentals, for years ended June 30, 1999, 2000 and 2001 was as follows (in 000’s):

	1999	2000	2001

Minimum rentals	$17,147	$27,322	$31,664
Contingent rentals	105,568	120,877	130,542

	122,715	148,199	162,206
Sublease rental income	(1,574)	(1,416)	(1,667)

	$121,141	$146,783	$160,539

During fiscal 2000, Bally Wulff increased the amount of tax reserves by $0.5 million (to a total reserve of $0.8 million) as a result of developments in ongoing quadrennial audits of Wulff’s tax returns for the years 1992 through 1995. The German tax authorities have not yet issued the final assessment from their quadrennial audits.

On September 25, 1995, BGII was named as a defendant in a class action lawsuit filed in Federal District Court in Nevada, by Larry Schreirer on behalf of himself and all others similarly situated. The plaintiffs filed suit against BGII and approximately 45 other defendants. Each defendant is involved in the gaming business as a gaming machine manufacturer, distributor, or casino operator. The class action lawsuit arises out of alleged fraudulent marketing and operation of casino video poker machines and electronic slot machines. The plaintiffs allege that the defendants’ actions constitute violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) and give rise to claims of common law fraud and unjust enrichment. The plaintiffs allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce people into playing their gaming machines based on a false belief concerning how those machines actually operate as well as the extent to which there is actually an opportunity to win on any given play. The plaintiffs are seeking monetary damages in excess of $1.0 billion, and are asking that any damage awards be trebled under applicable Federal law. Management believes the plaintiffs’ lawsuit to be without merit. The Company is vigorously pursuing all legal defenses available to it.

The Company is also a party to various lawsuits relating to routine matters incidental to its business. Management does not believe that the outcome of such litigation, including the matters above, in the aggregate, will have a material adverse effect on the Company.

8.	CONCENTRATION OF CREDIT RISK

The financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts and notes receivable. Each of the Company’s business units conducts business in and the resulting receivables are concentrated in specific legalized gaming regions. The Company also distributes its products through third party distributors resulting in distributor receivables.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2001 net accounts and notes receivable by region as a percentage of total net receivables are as follows:

	Gaming	Wall Machines
	Equipment	and Amusement	Route	Casino
	and Systems	Games	Operations	Operations	Total

Germany	0.7%	36.3%	—%	—%	37.0%
Other international jurisdictions	15.3	—	—	—	15.3
Nevada	10.0	0.7	8.7	0.3	19.7
Others individually less than 5%	27.3	—	—	0.7	28.0

	53.3%	37.0%	8.7%	1.0%	100.0%

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

The tables below presents information as to the Company’s revenues, operating income, identifiable assets, capital expenditures and depreciation and amortization by segment (in 000’s):

	Years Ended June 30,

	1999	2000	2001

Revenues:
Gaming Equipment and Systems	$127,810	$135,180	$160,890
Wall Machines and Amusement Games	90,834	68,952	72,228
Route Operations	175,854	202,480	221,505
Casino Operations	60,691	68,053	73,499

Total revenues	$455,189	$474,665	$528,122

Intersegment revenues:
Gaming Equipment and Systems	$751	$19,914	$8,226
Wall Machines and Amusement Games	413	232	59
Route Operations	—	—	—
Casino Operations	—	—	—

Total intersegment revenues	$1,164	$20,146	$8,285

Operating income (loss):
Gaming Equipment and Systems	$5,779	$(693)	$27,039
Wall Machines and Amusement Games	5,334	(4,219)	4,904
Route Operations	14,586	15,162	15,482
Casino Operations	19,348	23,805	25,258
Corporate/other	(19,724)	(13,204)	(18,316)

Total operating income	$25,323	$20,851	$54,367

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended June 30,

	1999	2000	2001

Identifiable assets:
Gaming Equipment and Systems	$153,183	$145,051	$153,961
Wall Machines and Amusement Games	87,620	76,235	66,043
Route Operations	62,487	62,946	74,415
Casino Operations	44,592	48,043	47,737
Corporate/other	8,425	19,012	38,041

Total identifiable assets	$356,307	$351,287	$380,197

Capital expenditures:
Gaming Equipment and Systems	$2,587	$3,226	$2,696
Wall Machines and Amusement Games	1,129	515	480
Route Operations	5,476	3,993	5,592
Casino Operations	2,414	5,112	2,904
Corporate/other	149	166	30

Total capital expenditures	$11,755	$13,012	$11,702

Depreciation and amortization:
Gaming Equipment and Systems	$4,020	$7,862	$8,835
Wall Machines and Amusement Games	4,816	5,776	5,555
Route Operations	10,274	9,341	9,496
Casino Operations	2,324	2,149	2,300
Corporate/other	1,670	1,660	1,559

Total depreciation and amortization	$23,104	$26,788	$27,745

The Company has operations based primarily in Germany and the United States. The German operation’s customers are a diverse group of operators of wall machines and amusement games at arcades, hotels, restaurants and taverns, primarily in Germany. Gaming Equipment and Systems’ customers are primarily casinos and gaming machine distributors in the United States and abroad. Receivables of the German operations and Gaming Equipment and Systems are generally collateralized by the related equipment. See “Concentration of Credit Risk”.

The table below presents information as to the Company’s revenues, operating income, identifiable assets capital expenditures and depreciation and amortization by geographic region (in 000’s):

	Years Ended June 30,

	1999	2000	2001

Revenues:
United States	$347,348	$384,788	$441,944
Germany	100,939	79,330	79,110
Other foreign	6,902	10,547	7,068

Total revenues	$455,189	$474,665	$528,122

Operating income (loss):
United States	$22,329	$32,561	$46,974
Germany	3,451	(4,994)	5,080
Other foreign	(457)	(6,716)	2,313

Total operating income	$25,323	$20,851	$54,367

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended June 30,

	1999	2000	2001

Identifiable assets:
United States	$248,470	$255,454	$298,251
Germany	103,687	91,800	77,234
Other foreign	4,150	4,033	4,712

Total identifiable assets	$356,307	$351,287	$380,197

Capital expenditures:
United States	$10,314	$12,348	$11,213
Germany	1,141	521	483
Other foreign	300	143	6

Total capital expenditures	$11,755	$13,012	$11,702

Depreciation and amortization:
United States	$17,437	$19,818	$22,047
Germany	4,998	5,924	5,681
Other Foreign	669	1,046	17

Total depreciation and amortization	$23,104	$26,788	$27,745

10.	INTERIM FINANCIAL INFORMATION (Unaudited)

Following is the unaudited quarterly results of the Company for the years ended June 30, 2000 and 2001 (adjusted for the August 21, 2001 two-for-one stock split). This information is not covered by the Report of Independent Public Accountants (in 000’s, except per share data).

	Quarter

	First	Second	Third	Fourth

2000
Revenues	$116,427	$113,693	$116,651	$127,894
Operating income	8,397	2,445	1,056	8,953
Net income (loss)	445	(7,176)	(9,090)	786
Basic income (loss) per share	$0.02	$(0.35)	$(0.45)	$0.04
Diluted income (loss) per share	$0.02	$(0.35)	$(0.45)	$0.04
2001
Revenues	$119,115	$130,339	$138,469	$140,199
Operating income	13,131	15,158	16,142	9,936
Net income (loss)	3,365	5,509	6,820	(1,212)
Basic income (loss) per share	$0.17	$0.27	$0.33	$(0.06)
Diluted income (loss) per share	$0.16	$0.26	$0.32	$(0.05)

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, “Business Combinations” (FASB No. 141) and No. 142, “Goodwill and Other Intangible Assets” (FASB No. 142).

FASB No. 141 establishes accounting and reporting standards for business combinations and the related issues of allocations of purchase price to assets and liabilities acquired. The Company does not expect that the implementation of FASB No. 141 to have a material impact on the financial condition or results of operations of the Company.

FASB No. 142 revises the existing accounting standards for both goodwill and intangible assets. Pursuant to the early adoption rules, the Company intends to adopt the provisions of FASB No. 142 effective July 1, 2001. Accordingly, the Company has six months from the adoption date to perform certain impairment tests for the goodwill recorded for each of its reporting units, and has until June 30, 2002 to measure an impairment loss, if any. Pursuant to the transition rules, any impairment charge recognized as a result of the initial assessment would be recognized as a change in accounting principle. Pursuant to FASB No. 142, amortization of existing goodwill will cease as of July 1, 2001, however the Company will continue to perform tests of potential impairment of goodwill on an annual basis. The Company does not currently believe that the initial impairment test will result in an impairment charge, although there can be no assurance that such a charge will not result form the analysis yet to be performed. Goodwill amortization expense totaled approximately $1.4 million for the year ended June 30, 2001.

12.	CONSOLIDATING FINANCIAL STATEMENTS

The following consolidating financial statements are presented to provide certain financial information regarding guaranteeing and non-guaranteeing subsidiaries in relation to the Company’s Senior Subordinated Notes which were issued in August 1997. The financial information presented includes Alliance Gaming Corporation (the “Parent”) and its wholly-owned guaranteeing subsidiaries (together the “Parent and Guaranteeing Subsidiaries”), and the non-guaranteeing subsidiaries Video Services, Inc., United Gaming Rainbow, BGI Australia Pty. Limited, Bally Gaming de Puerto Rico, Inc., and Alliance Automaten GmbH & Co. KG (the subsidiary that holds the Company’s German interests) (together the “Non-Guaranteeing Subsidiaries”). The notes to consolidating financial statements should be read in conjunction with these consolidating financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS
June 30, 2000
(In 000’s)
ASSETS

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Elimina-	and
	Subsidiaries	Subsidiaries	tions	Subsidiaries

Current assets:
Cash and cash equivalents	$19,528	$12,516	$—	$32,044
Short-term investments	—	2,000	—	2,000
Accounts and notes receivable, net	44,889	41,603	(4,048)	82,444
Inventories, net	18,452	13,567	—	32,019
Other current assets	8,831	2,367	—	11,198

Total current assets	91,700	72,053	(4,048)	159,705

Long-term notes receivable, net	104,342	942	(101,241)	4,043
Leased equipment, net	9,618	7,341	—	16,959
Property, plant and equipment, net	42,152	34,671	—	76,823
Excess of costs over net assets of acquired businesses, net	37,845	17,149	—	54,994
Intangible assets, net	21,567	283	—	21,850
Investments in subsidiaries	70,933	—	(70,933)	—
Deferred tax assets, net	9,288	2,886	—	12,174
Other assets, net	30,137	(21,486)	(3,912)	4,739

	$417,582	$113,839	$(180,134)	$351,287

	LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$8,232	$2,135	$—	$10,367
Accrued liabilities	20,743	12,707	(1,127)	32,323
Current maturities of long-term debt	4,488	3,498	(6,950)	1,036

Total current liabilities	33,463	18,340	(8,077)	43,726

Long term debt, net	421,328	23,897	(101,202)	344,023
Other liabilities	12,225	879	(132)	12,972

Total liabilities	467,016	43,116	(109,411)	400,721

Minority interest	1,361	—	—	1,361
Commitments and contingencies
Stockholders’ equity (deficiency):
Series E Special Stock	4,624	—	—	4,624
Common Stock	1,034	17,832	(17,832)	1,034
Treasury stock	(508)	—	—	(508)
Additional paid-in capital	141,130	7,862	(7,862)	141,130
Accumulated other comprehensive loss	(21,790)	(21,810)	21,810	(21,790)
Retained earnings (accumulated deficit)	(175,285)	66,839	(66,839)	(175,285)

Total stockholders’ equity (deficiency)	(50,795)	70,723	(70,723)	(50,795)

	$417,582	$113,839	$(180,134)	$351,287

See accompanying unaudited notes.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS
June 30, 2001
(In 000’s)
ASSETS

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Elimina-	and
	Subsidiaries	Subsidiaries	tions	Subsidiaries

Current assets:
Cash and cash equivalents	$41,502	$13,343	$—	$54,845
Accounts and notes receivable, net	58,769	37,769	(17,169)	79,369
Inventories, net	24,555	10,527	—	35,082
Other current assets	8,178	2,636	—	10,814

Total current assets	133,004	64,275	(17,169)	180,110

Long-term notes receivable, net	53,162	433	(52,162)	1,433
Leased equipment, net	16,374	6,303	—	22,677
Property, plant and equipment, net	54,399	34,013	—	88,412
Excess of costs over net assets of acquired businesses, net	35,547	13,967	—	49,514
Intangible assets, net	22,096	116	—	22,212
Investments in subsidiaries	84,228	—	(84,228)	—
Deferred tax assets, net	10,137	1,807	—	11,944
Other assets, net	10,167	(6,638)	366	3,895

	$419,114	114,276	$(153,193)	$380,197

	LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$17,118	$2,413	$—	$19,531
Accrued liabilities	37,648	9,999	(669)	46,978
Current maturities of long-term debt	488	16,955	(16,511)	932

Total current liabilities	55,254	29,367	(17,180)	67,441

Long term debt, net	391,032	132	(51,996)	339,168
Other liabilities	10,733	760	—	11,493

Total liabilities	457,019	30,259	(69,176)	418,102

Minority interest	1,300	—	—	1,300
Commitments and contingencies
Stockholders’ equity (deficiency):
Series E Special Stock	12	—	—	12
Common Stock	2,178	17,832	(17,832)	2,178
Treasury stock	(501)	—	—	(501)
Additional paid-in capital	147,828	7,862	(7,862)	147,828
Accumulated other comprehensive loss	(27,919)	(27,939)	27,939	(27,919)
Retained earnings (accumulated deficit)	(160,803)	86,262	(86,262)	(160,803)

Total stockholders’ equity (deficiency)	(39,205)	84,017	(84,017)	(39,205)

	$419,114	$114,276	$(153,193)	$380,197

See accompanying unaudited notes.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS
Year ended June 30, 1999
(In 000’s)

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Elimina-	and
	Subsidiaries	Subsidiaries	tions	Subsidiaries

Revenues:
Gaming equipment and systems	$124,022	$12,416	$(8,628)	$127,810
Wall machines and amusement games	—	91,178	(344)	90,834
Route operations	154,171	21,683	—	175,854
Casino operations	14,311	46,380	—	60,691

	292,504	171,657	(8,972)	455,189

Costs and expenses:
Cost of gaming equipment and systems	67,726	10,623	(8,628)	69,721
Cost of wall machines and amusement games	—	54,046	(11)	54,035
Cost of route operations	123,444	14,248	—	137,692
Cost of casino operations	8,644	18,367	—	27,011
Selling, general and administrative	76,741	41,895	(333)	118,303
Depreciation and amortization	14,996	8,108	—	23,104

	291,551	147,287	(8,972)	429,866

Operating income	953	24,370	—	25,323
Earnings in consolidated subsidiaries	14,875	—	(14,875)	—
Other income (expense):
Interest income	960	427	(838)	549
Interest expense	(30,495)	(1,728)	838	(31,385)
Rainbow royalty	5,679	(5,679)	—	—
Minority interest	(2,053)	—	—	(2,053)
Other, net	221	(652)	—	(431)

Income (loss) before income taxes	(9,860)	16,738	(14,875)	(7,997)
Income tax (provision) benefit	1,033	(1,863)	—	(830)

Net income (loss)	(8,827)	14,875	(14,875)	(8,827)
Special Stock dividends	(1,697)	—	—	(1,697)

Net income (loss) applicable to common shares	$(10,524)	$14,875	$(14,875)	$(10,524)

See accompanying unaudited notes.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

Year ended June 30, 2000
(In 000’s)

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Elimina-	and
	Subsidiaries	Subsidiaries	tions	Subsidiaries

Revenues:
Gaming equipment and systems	$132,261	$20,926	$(18,007)	135,180
Wall machines and amusement games	—	69,122	(170)	68,952
Route operations	183,244	19,236	—	202,480
Casino operations	17,410	50,643	—	68,053

	332,915	159,927	(18,177)	474,665

Costs and expenses:
Cost of gaming equipment and systems	74,445	19,070	(18,007)	75,508
Cost of wall machines and amusement games	—	43,301	—	43,301
Cost of route operations	148,587	12,475	—	161,062
Cost of casino operations	8,932	19,001	—	27,933
Selling, general and administrative	63,810	38,100	(170)	101,740
Research and development	12,642	2,676	—	15,318
Depreciation and amortization	17,942	8,846	—	26,788
Unusual items, net	(1,891)	4,055	—	2,164

	324,467	147,524	(18,177)	453,814

Operating income	8,448	12,403	—	20,851
Earnings in consolidated subsidiaries	2,402	—	(2,402)	—
Other income (expense):
Interest income	571	537	(643)	465
Interest expense	(32,829)	(1,933)	643	(34,119)
Rainbow royalty	6,173	(6,173)	—	—
Minority interest	(2,155)	—	—	(2,155)
Other, net	1,406	(482)	—	924

Income (loss) before income taxes	(15,984)	4,352	(2,402)	(14,034)
Income tax (provision) benefit	949	(1,950)	—	(1,001)

Net income (loss) applicable to common shares	$(15,035)	$2,402	$(2,402)	$(15,035)

See accompanying unaudited notes.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

Year ended June 30, 2001
(In 000’s)

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Elimina-	and
	Subsidiaries	Subsidiaries	tions	Subsidiaries

Revenues:
Gaming equipment and systems	$154,919	$13,950	$(7,979)	160,890
Wall machines and amusement games	—	72,228	—	72,228
Route operations	205,105	16,400	—	221,505
Casino operations	18,950	54,549	—	73,499

	378,974	157,127	(7,979)	528,122

Costs and expenses:
Cost of gaming equipment and systems	76,212	9,190	(7,979)	77,423
Cost of wall machines and amusement games	—	39,243	—	39,243
Cost of route operations	167,518	10,585	—	178,103
Cost of casino operations	10,671	21,870	—	32,541
Selling, general and administrative	63,479	35,156	—	98,635
Research and development	11,028	2,548	—	13,576
Depreciation and amortization	19,809	7,936	—	27,745
Unusual items, net	6,489	—	—	6,489

	355,206	126,528	(7,979)	473,755

Operating income	23,768	30,599	—	54,367
Earnings in consolidated subsidiaries	32,466	—	(32,466)	—
Other income (expense):
Interest income	794	693	(444)	1,043
Interest expense	(33,187)	(2,064)	444	(34,807)
Rainbow royalty	6,590	(6,590)	—	—
Minority interest	(2,165)	—	—	(2,165)
Other, net	(11,933)	11,752	—	(181)

Income before income taxes	16,333	34,390	(32,466)	18,257
Income tax (provision) benefit	1,313	(1,924)	—	(611)

Net income before extraordinary item	17,646	32,466	(32,466)	17,646
Extraordinary loss, without tax benefit	(3,164)	—	—	(3,164)

Net income applicable to common shares	$14,482	$32,466	$(32,466)	$14,482

See accompanying unaudited notes.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS
Year ended June 30, 1999
(In 000’s)

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Elimina-	and
	Subsidiaries	Subsidiaries	tions	Subsidiaries

Cash flows from operating activities:
Net income (loss)	$(8,827)	$14,875	$(14,875)	$(8,827)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,996	8,108	—	23,104
Amortization of debt discounts	52	—	—	52
Write down of other assets	814	14	—	828
(Gain) loss on sale of assets	246	(21)	—	225
Provision for losses on receivables	1,539	1,635	—	3,174
Other	(690)	(580)	99	(1,171)
Net change in operating assets and liabilities:
Accounts and notes receivable	1,761	(1,002)	(2,312)	(1,553)
Inventories	(8,304)	(5,345)	—	(13,649)
Other current assets	(510)	81	—	(429)
Intercompany accounts	(20,947)	6,111	14,836	—
Accounts payable	7,331	(391)	—	6,940
Accrued liabilities	(689)	873	(323)	(139)

Net cash provided by (used in) operating activities	(13,228)	24,358	(2,575)	8,555
Cash flows from investing activities:
Additions to property, plant and equipment	(8,286)	(3,469)	—	(11,755)
Proceeds from disposal of assets	279	77	—	356
Proceeds from sale/leaseback transaction	5,240	—	—	5,240
Additions to long-term assets	(5,684)	(5,034)	4,775	(5,943)

Net cash used in investing activities	(8,451)	(8,426)	4,775	(12,102)

Cash flows from financing activities:
Proceeds from long-term debt	4,775	—	(4,775)	—
Reduction of long-term debt	(4,350)	(3,314)	2,575	(5,089)
Net change in credit lines	(9,800)	7,723	—	(2,077)
Purchase of common stock for treasury	(522)	—	—	(522)
Proceeds from exercise of stock options and warrants	4,778	—	—	4,778
Dividends received (paid)	24,253	(24,253)	—	—

Net cash provided by (used in) financing activities	19,134	(19,844)	(2,200)	(2,910)

Effect of exchange rate changes on cash	1	(101)	—	(100)
Cash and cash equivalents:
Decrease for period	(2,544)	(4,013)	—	(6,557)
Balance, beginning of period	8,609	14,878	—	23,487

Balance, end of period	$6,065	$10,865	$—	$16,930

See accompanying unaudited notes.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS
Year ended June 30, 2000
(In 000’s)

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Elimina-	and
	Subsidiaries	Subsidiaries	tions	Subsidiaries

Cash flows from operating activities:
Net income (loss)	$(15,035)	$2,402	$(2,402)	$(15,035)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,942	8,846	—	26,788
Amortization of debt discounts	52	—	—	52
Write down of other assets	411	—	—	411
(Gain) loss on sale of assets	(4,152)	(6)	—	(4,158)
Provision for losses on receivables	5,077	2,850	—	7,927
Other	395	(154)	110	351
Net change in operating assets and liabilities:
Accounts and notes receivable	(8,935)	4,427	4,638	130
Inventories	992	(4,437)	—	(3,445)
Other current assets	(335)	(1,576)	—	(1,911)
Intercompany accounts	275	5,037	(5,312)	—
Accounts payable	(6,451)	(419)	—	(6,870)
Accrued liabilities	(6,961)	(432)	194	(7,199)

Net cash provided by (used in) operating activities	(16,725)	16,538	(2,772)	(2,959)
Cash flows from investing activities:
Additions to property, plant and equipment	(6,883)	(6,129)	—	(13,012)
Proceeds from disposal of assets	4,263	53	—	4,316
Proceeds from sale/leaseback transaction	3,169	—	—	3,169
Additions to long-term assets	(4,305)	—	—	(4,305)

Net cash used in investing activities	(3,756)	(6,076)	—	(9,832)

Cash flows from financing activities:
Proceeds from long-term debt	—	—	—	—
Reduction of long-term debt	(5,939)	(3,300)	2,772	(6,467)
Net change in credit lines	29,750	4,911	—	34,661
Purchase of common stock for treasury	—	—	—	—
Proceeds from exercise of stock options and warrants	10	—	—	10
Dividends received (paid)	10,948	(10,948)	—	—

Net cash provided by (used in) financing activities	34,769	(9,337)	2,772	28,204

Effect of exchange rate changes on cash	—	(299)	—	(299)
Cash and cash equivalents:
Increase for period	14,288	826	—	15,114
Balance, beginning of period	5,240	11,690	—	16,930

Balance, end of period	$19,528	$12,516	$—	$32,044

See accompanying unaudited notes.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Elimina-	and
	Subsidiaries	Subsidiaries	tions	Subsidiaries

Cash flows from operating activities:
Net income (loss)	$14,482	$32,466	$(32,466)	$14,482
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19,809	7,936	—	27,745
Amortization of debt discounts	154	—	—	154
Write down of other assets	117	—	—	117
Extraordinary item	3,164	—	—	3,164
(Gain) loss on sale of assets	948	(140)	—	808
Provision for losses on receivables	2,387	1,438	—	3,825
Other	784	944	132	1,860
Net change in operating assets and liabilities:
Accounts and notes receivable	2,029	(5,370)	550	(2,791)
Inventories	(17,785)	(2,201)	—	(19,986)
Other current assets	653	1,586	—	2,239
Intercompany accounts	(13,654)	(14,671)	28,325	—
Accounts payable	8,886	490	—	9,376
Accrued liabilities	16,951	(1,550)	458	15,859

Net cash provided by (used in) operating activities	38,925	20,928	(3,001)	56,852
Cash flows from investing activities:
Additions to property, plant and equipment	(8,602)	(3,100)	—	(11,702)
Acquisition of assets formerly under operating leases	(13,040)	—	—	(13,040)
Proceeds from disposal of assets	258	—	—	258
Proceeds from sale/leaseback transaction	—	—	—	—
Additions to long-term assets	(3,297)	—	—	(3,297)

Net cash used in investing activities	(24,681)	(3,100)	—	(27,781)

Cash flows from financing activities:
Capitalized debt issuance costs	(6,969)	—	—	(6,969)
Proceeds from issuance of long-term debt	190,000	—	—	190,000
Payoff debt from refinancing	(166,058)	—	—	(166,058)
Reduction of long-term debt	(2,344)	(3,468)	3,001	(2,811)
Net change in credit lines	(23,179)	(124)	—	(23,303)
Purchase of common stock for treasury	(436)	—	—	(436)
Proceeds from exercise of stock options and warrants	3,673	—	—	3,673
Dividends received (paid)	13,042	(13,042)	—	—

Net cash provided by (used in) financing activities	7,729	(16,634)	3,001	(5,904)

Effect of exchange rate changes on cash	—	(366)	—	(366)
Cash and cash equivalents:
Increase for period	21,973	828	—	22,801
Balance, beginning of period	19,528	12,516	—	32,044

Balance, end of period	$41,501	$13,344	$—	$54,845

See accompanying unaudited notes.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2000 and 2001

Basis of Presentation

These notes to consolidating financial statements should be read in conjunction with the consolidated financial statements and notes thereto. Certain reclassifications have been made to prior years’ financial statements to conform with the current year presentation.

Debt and Lines of Credit

Long-term debt and lines of credit at June 30, 2001 consist of the following (in 000’s):

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Elimina-	and
	Subsidiaries	Subsidiaries	tions	Subsidiaries

10% Senior Subordinated Notes due 2007, net of unamortized discount	$149,505	$—	$—	$149,505
Term Loan Facility	190,000			190,000
Revolving Credit Facility	—	—	—	—
Intercompany notes payable	161,996	16,511	(178,507)	—
Other	20	575	—	595

	501,521	17,086	(178,507)	340,100
Less current maturities	489	16,954	(16,511)	932

Long-term debt, less current maturities	$501,032	$132	$(161,996)	$339,168

Long-term debt and lines of credit at June 30, 2000 consist of the following (in 000’s):

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Elimina-	and
	Subsidiaries	Subsidiaries	tions	Subsidiaries

10% Senior Subordinated Notes due 2007, net of unamortized discount	$149,351	$—	$—	$149,351
Term loan facilities:
Tranche B Term Loan	70,641	—	—	70,641
Tranche C Term Loan	37,776	—	—	37,776
Delayed Draw Term Facility	23,789	—	—	23,789
Revolving Credit Facility	40,000	22,360	—	62,360
Intercompany notes payable	104,256	3,939	(108,195)	—
Other	—	1,142	—	1,142

	425,813	27,441	(108,195)	345,059
Less current maturities	8,508	3,498	(10,970)	1,036

Long-term debt, less current maturities	$417,305	$23,943	$(97,225)	$344,023

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The federal, foreign and state income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of June 30, 2000 are as follows (in 000’s):

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Elimina-	and
	Subsidiaries	Subsidiaries	tions	Subsidiaries

Deferred tax assets:
Net operating loss carry forwards	$30,281	$—	$—	$30,281
Foreign tax credit carry forwards	6,639	—	—	6,639
Inventory obsolescence reserves	2,243	499	—	2,742
Bad debt reserves	3,861	2,438	—	6,299
Accruals not currently deductible for tax purposes	3,827	25	—	3,852
Refinancing costs being amortized for tax purposes	8,582	—	—	8,582
Intangibles	9,143	(2)	—	9,141
Other	1,624	7,259	—	8,883

Total gross deferred tax assets	66,200	10,219		76,419
Less: Valuation allowance	(56,912)	(7,333)	—	(64,245)

Deferred tax assets	$9,288	$2,886	$—	$12,174

Deferred tax liabilities:
Property and equipment, principally due to depreciation differences	$3,219	$(57)	$—	$3,162
Other	6,706	448	—	7,154

Total gross deferred tax liabilities	9,925	391	—	10,316

Net deferred tax assets (liabilities)	$(637)	$2,495	$—	$1,858

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The federal, foreign and state income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of June 30, 2001 are as follows (in 000’s):

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Elimina-	and
	Subsidiaries	Subsidiaries	tions	Subsidiaries

Deferred tax assets:
Net operating loss carry forwards	$35,235	$—	$—	$35,235
Foreign tax credit carry forwards	6,639	—	—	6,639
Inventory obsolescence reserves	2,322	466	—	2,788
Bad debt reserves	2,843	2,438	—	5,281
Accruals not currently deductible for tax purposes	2,774	18	—	2,792
Refinancing costs being amortized for tax purposes	6,480	—		6,480
Intangibles	10,324	2	—	10,326
Other	2,349	6,883	—	9,232

Total gross deferred tax assets	68,966	9,807		78,773
Less: Valuation allowance	(58,829)	(8,000)	—	(66,829)

Deferred tax assets	$10,137	$1,807	$—	$11,944

Deferred tax liabilities:
Property and equipment, principally due to depreciation differences	$3,142	$—	$—	$3,142
Other	5,708	330	—	6,038

Total gross deferred tax liabilities	8,850	330	—	9,180

Net deferred tax assets	$1,287	$1,477	$—	$2,764

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	RESERVES AND ALLOWANCES

The following tables represent the activity for each of the fiscal years ended June 30, 1999, 2000 and 2001 for each of the valuation reserve and allowance accounts (in 000’s):

	Balance at			Balance at
	Beginning of			End of
	Year	Additions	Deductions	Year

Allowance for doubtful accounts:
Year ended June 30, 2001	$20,208	$9,411	$13,618	$16,001
Year ended June 30, 2000	13,696	7,405	893	20,208
Year ended June 30, 1999	13,041	3,817	3,162	13,696
Inventory valuation allowance:
Year ended June 30, 2001	$6,660	$9,133	$9,200	$6,593
Year ended June 30, 2000	7,077	2,837	3,254	6,660
Year ended June 30, 1999	6,797	2,273	1,993	7,077
Other assets valuation reserve:
Year ended June 30, 2001	$1,813	$38	$25	$1,826
Year ended June 30, 2000	3,468	—	1,655	1,813
Year ended June 30, 1999	3,488	—	20	3,468