Form 10-Q
period 2001-09-30
ALLIANCE GAMING CORP
filed 2001-11-13
CIK 2491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 0-4281

ALLIANCE GAMING CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	88-0104066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6601 S. Bermuda Rd. Las Vegas, Nevada	89119
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (702) 270-7600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X]  Yes    [   ]  No

The number of shares of Common Stock, $0.10 par value, outstanding as of November 6, 2001, according to the records of the registrant’s registrar and transfer agent was 21,979,280.

PART 1
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES

ALLIANCE GAMING CORPORATION
FORM 10-Q

For the Quarter Ended September 30, 2001

I N D E X

PART 1

ALLIANCE GAMING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In 000’s, except share data)

	June 30,	Sept. 30,
	2001	2001

ASSETS
Current assets:
Cash and cash equivalents	$54,845	$57,539
Accounts and notes receivable, net of allowance for doubtful accounts of $15,991 and $15,058	79,369	74,006
Inventories, net of reserves of $7,128 and $6,673	35,082	41,428
Other current assets	10,814	9,244

Total current assets	180,110	182,217

Long-term notes receivable, net of allowance for doubtful accounts of $10 and $22	1,433	1,649
Leased equipment, net of accumulated depreciation of $14,986 and $15,419	22,677	21,191
Property, plant and equipment, net of accumulated depreciation of $74,245 and $78,842	88,412	91,401
Excess of costs over net assets of acquired businesses, net of accumulated amortization of $7,433 and $7,562	49,514	50,420
Intangible assets, net of accumulated amortization of $20,693 and $22,053	22,212	22,232
Deferred tax assets, net of valuation allowance of $66,829 and $64,229	11,944	12,063
Other assets, net of reserves of $1,826 and $1,826	3,895	3,801

Total assets	$380,197	$384,974

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$19,531	$15,919
Accrued liabilities	46,978	42,824
Current maturities of long-term debt	932	1,439

Total current liabilities	67,441	60,182

Long-term debt, net	339,168	338,598
Other liabilities	11,493	11,621

Total liabilities	418,102	410,401

Minority interest	1,300	1,343
Commitments and contingencies
Stockholders’ deficiency:
Special Stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 120 shares issued and outstanding	12	12
Common Stock, $.10 par value; 50,000,000 shares authorized; 21,776,000 and 22,137,000 shares issued and outstanding	2,178	2,214
Treasury stock at cost, 256,000 shares	(501)	(501)
Additional paid-in capital	147,828	148,958
Accumulated other comprehensive losses	(27,919)	(24,078)
Accumulated deficit	(160,803)	(153,375)

Total stockholders’ deficiency	(39,205)	(26,770)

Total liabilities and stockholders’ deficiency	$380,197	$384,974

See notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In 000’s, except per share data)

	Three Months Ended September 30,

	2000	2001

Revenues:
Gaming equipment and systems	$33,661	$45,161
Wall machines and amusement games	14,860	12,661
Route operations	52,903	53,800
Casino operations	17,882	18,179

	119,306	129,801

Costs and expenses:
Cost of gaming equipment and systems	15,368	19,551
Cost of wall machines and amusement games	8,295	7,505
Cost of route operations	42,616	42,578
Cost of casino operations	7,481	8,335
Selling, general and administrative	22,725	25,555
Research and development	3,183	3,692
Depreciation and amortization	6,507	7,724

	106,175	114,940

Operating income	13,131	14,861
Other income (expense):
Interest income	155	395
Interest expense	(9,039)	(7,647)
Minority interest	(543)	(463)
Other, net	121	420

Income before income taxes	3,825	7,566
Income tax provision	(460)	(138)

Net income	$3,365	$7,428

Basic earnings per share	$0.17	$0.34

Diluted earnings per share	$0.16	$0.32

Weighted average common shares outstanding	20,504	21,825

Weighted average common and common share equivalents outstanding	20,958	23,247

See notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(In 000’s)

								Total
						Accumulated		Stock-
	Common Stock				Additional	Other		holders'
			Series E	Treasury	Paid-in	Comprehensive	Accum.	Equity
	Shares	Dollars	Special Stock	Stock	Capital	Loss	Deficit	(Deficiency)

Balances at June 30, 2001	21,776	$2,178	$12	$(501)	$147,828	$(27,919)	$(160,803)	$(39,205)
Net income	—	—	—	—	—	—	7,428	7,428
Foreign currency translation adjustment	—	—	—	—	—	3,841	—	3,841

Total comprehensive income								11,269
Shares issued upon exercise of options and warrants	361	36	—	—	1,130	—	—	1,166

Balances at September 30, 2001	22,137	$2,214	$12	$(501)	$148,958	$(24,078)	$(153,375)	$(26,770)

See notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In 000’s)

	Three Months Ended September 30,

	2000	2001

Cash flows from operating activities:
Net income	$3,365	$7,428
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,507	7,724
Amortization of debt discount	13	20
(Gain) loss on sale of assets	(137)	25
Provision for losses on doubtful receivables	1,234	379
Other	150	552
Net change in operating assets and liabilities:
Accounts and notes receivable	11,941	6,091
Inventories	(4,248)	(6,608)
Other current assets	351	1,602
Accounts payable	3,260	(3,657)
Accrued liabilities	(938)	(4,473)

Net cash provided by (used in) operating activities	21,498	9,083

Cash flows from investing activities:
Additions to property, plant and equipment	(2,119)	(3,450)
Additions to participation gaming devices	(2,968)	(2,887)
Additions to other long term assets	(231)	(1,305)
Proceeds from disposal of property and equipment and other assets	—	16

Net cash used in investing activities	(5,318)	(7,626)

Cash flows from financing activities:
Reduction of long-term debt	(1,444)	(123)
Net increase (decrease) in revolving credit facility	(5,096)	—
Proceeds from exercise of stock options and warrants	—	1,166

Net cash provided by (used in) financing activities	(6,540)	1,043

Effect of exchange rate changes on cash	(405)	194
Cash and cash equivalents:
Increase for period	9,235	2,694
Balance, beginning of period	32,044	54,845

Balance, end of period	$41,279	$57,539

See notes to unaudited condensed consolidated financial statements

ALLIANCE GAMING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2000 and 2001

1.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to present fairly the financial position, results of operations and cash flows of Alliance Gaming Corporation (“Alliance” or the “Company”) for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results, which may be expected for any other interim period, or for the year as a whole. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company’s annual report on Form 10-K for the year ended June 30, 2001. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements at June 30, 2001, was derived from audited consolidated financial statements, but does not include all disclosures required under generally accepted accounting principles. Certain reclassifications have been made to conform to the current year presentation.

2.	INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Cost elements included for work-in-process and finished goods include raw materials, freight, direct labor and manufacturing overhead.

Inventories, net of reserves, consist of the following (in 000’s):

	June 30,	Sept. 30,
	2001	2001

Raw materials	$15,222	$15,842
Work-in-process	1,774	3,155
Finished goods	18,086	22,431

Total inventories	$35,082	$41,428

3.	DEBT

Long-term debt consists of the following (in 000s):

	June 30,	Sept. 30,
	2001	2001

10% Senior Subordinated Notes due 2007, net of unamortized discount of $495 and $475	$149,505	$149,525
Term loan facility	190,000	190,000
Other, secured by related equipment	595	512

	340,100	340,037
Less current maturities	932	1,439

Long-term debt, less current maturities	$339,168	$338,598

On June 22, 2001, the Company completed a senior bank debt refinancing transaction (the “Refinancing”) whereby the Company entered into a $190 million term loan facility and a $25 million revolving credit facility (which can be increased by $15 million at the Company’s discretion until December 31, 2002). Proceeds from the new term loan were used to repay the existing bank term loans and credit facility, totaling $166.0 million, repay certain gaming equipment operating leases totaling $13.0 million, and to pay transaction fees and expenses. The term loan has an interest rate of LIBOR plus 3.75% (or 6.8% as of September 30, 2001), has a

ALLIANCE GAMING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2000 and 2001

1% per year mandatory principal amortization, and a 5.5 year maturity. The revolving credit facility commitment decreases ratably over its 5 year commitment. As of September 30, 2001, there were no borrowings outstanding on the revolving credit facility.

The bank facility is collateralized by substantially all domestic property and is guaranteed by each domestic subsidiary of the U.S. Borrower and German Subsidiaries (both as defined), other than the entity which holds the Company’s interest in its Louisiana and Mississippi operations, and is secured by both a U.S. and German Pledge Agreement (both as defined). The bank facility contains a number of maintenance covenants and it and the indenture have other significant covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries to dispose of assets, incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of the Company’s subsidiaries, engage in mergers or acquisitions, or engage in certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities. As of September 30, 2001 the Company is in compliance with these covenants.

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

4.	INCOME TAXES

The Company’s effective tax rate for the three months ended September 30, 2000, and 2001, differ from the statutory rate of 35% primarily because no Federal income tax expense has been recorded for the taxable income produced by the Companies’ domestic subsidiaries as such earnings were offset against net operating loss carryforwards.

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

Three Months Ended September 30, 2000 and 2001

implementation of FASB No. 141 to have a material impact on the financial condition or results of operations of the Company.

FASB No. 142 revises the existing accounting standards for both goodwill and intangible assets. The Company adopted the provisions of FASB No. 142 effective July 1, 2001, pursuant to the early adoption rules. Accordingly, the Company has six months from the adoption date to perform certain impairment tests for the goodwill recorded for each of its reporting units, and has until June 30, 2002 to measure an impairment loss, if any. Pursuant to the transition rules, any impairment charge recognized as a result of the initial assessment would be recognized as a change in accounting principle. The Company will continue to perform tests of potential impairment of goodwill on an annual basis. The Company does not currently believe that the initial impairment test will result in an impairment charge, although there can be no assurance that such a charge will not result from the analysis yet to be performed. As a result of the cessation of goodwill amortization as of July 1, 2001 amortization expense decrease by $0.3 million for the quarter ended September 30, 2001.

6.	EARNINGS PER SHARE

The computation of Basic and Diluted EPS is as follows (in 000’s except per share amounts):

	Three months ended
	September 30,

	2000	2001

Income applicable to common shares	$3,365	$7,428
Wt. average common shares outstanding	20,504	21,825
Effect of dilutive stock options outstanding	4	1,421
Effect of dilutive Series E Special Stock	450	1

Wt. average common and potential shares outstanding	20,958	23,247
Basic earnings per share	$0.17	$0.34

Diluted earnings per share	$0.16	$0.32

Stock options and warrants outstanding that were potentially convertible into approximately 1.5 million common shares as of September 30, 2001, were not included in the computation of Diluted EPS because either (i) the exercise price was greater than the average market price of the common shares during the period or (ii) the contingent issue price was greater that the market price of the common shares at the end of the period.

7.	SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in four business segments: (i) Gaming Equipment and Systems which designs, manufactures, operates and distributes gaming machines and computerized monitoring systems for gaming machines, (ii) Wall Machines and Amusement Games designs, manufactures and distributes wall-mounted gaming machines and distributes third party manufactured amusement games, (iii) Route Operations owns and manages a significant installed base of gaming machines, and (iv) Casino Operations which owns and operates two casinos.

ALLIANCE GAMING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2000 and 2001

The tables below present information as to the Company’s revenues, operating income, identifiable assets, capital expenditures and depreciation and amortization by segment (in 000’s):

	Three Months Ended September 30,

	2000	2001

Revenues:
Gaming equipment and systems	$33,661	$45,161
Wall machines and amusement games	14,860	12,661
Route operations	52,903	53,800
Casino operations	17,882	18,179

Total revenues	$119,306	$129,801

Intersegment revenues:
Gaming equipment and systems	$2,433	$3,534
Wall machines and amusement games	13	—
Route operations	—	—
Casino operations	—	—

Total intersegment revenues	$2,446	$3,534

Operating income (loss):
Gaming equipment and systems	$5,673	$9,930
Wall machines and amusement games	534	(1,358)
Route operations	3,743	3,120
Casino operations	6,155	5,867
Corporate and unusual items	(2,974)	(2,698)

Total operating income	$13,131	$14,861

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

The table below presents information as to the Company’s revenues and operating income by geographic region (in $000’s):

	Three Months Ended September 30,

	2000	2001

Revenues:
United States	$100,536	$112,728
Germany	16,710	14,496
Other foreign	2,060	2,577

Total revenues	$119,306	$129,801

Operating income (loss):
United States	$12,003	$15,289
Germany	380	(1,226)
Other foreign	748	798

Total operating income	$13,131	$14,861

ALLIANCE GAMING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2000 and 2001

8.	SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information is related to the unaudited condensed consolidated statements of cash flows (in 000’s).

	Three months ended September 30,

	2000	2001

Non-cash transactions:
Reclassify other assets to property, plant and equipment	$2,332	$1,154
Translation rate adjustment	3,880	(3,648)

9.	COMPREHENSIVE INCOME (LOSS)

As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), which requires the changes in the Company’s cumulative translation adjustment account (which is a component of stockholders’ deficiency) to be included as a component of other comprehensive income (loss).

During the three months ended September 30, 2000, and 2001, total comprehensive income (loss) amounted to $(0.9) million and $11.3 million respectively, which includes currency translation adjustments of $(4.3) million and $3.8 million respectively.

10.	SUBSEQUENT EVENTS

On October 29, 2001, the Company announced the acquisition of Casino Market Place Development Corporation, a leading supplier of player marketing, bonusing and promotions software. The purchase was accounted for pursuant to the provisions of FAS 141.

11.	UNAUDITED CONSOLIDATING FINANCIAL STATEMENTS

The following unaudited condensed consolidating financial statements are presented to provide certain financial information regarding guaranteeing and non-guaranteeing subsidiaries in relation to the Company’s Senior Subordinated Notes (see note 2). The financial information presented includes Alliance Gaming Corporation (the “Parent”) and its wholly-owned guaranteeing subsidiaries (together the “Parent and Guaranteeing Subsidiaries”), and the non-guaranteeing subsidiaries Video Services, Inc., United Gaming Rainbow, BGI Australia Pty. Limited, Bally Gaming de Puerto Rico, Inc., and Alliance Automaten GmbH & Co. KG (the subsidiary that holds the Company’s German interests) (together the “Non-Guaranteeing Subsidiaries”). The notes to consolidating financial statements should be read in conjunction with these consolidating financial statements.

ALLIANCE GAMING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS
June 30, 2001
(In 000’s)

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Elimina-	and
	Subsidiaries	Subsidiaries	tions	Subsidiaries

ASSETS
Current assets:
Cash and cash equivalents	$41,502	$13,343	$—	$54,845
Accounts and notes receivable, net	58,769	37,769	(17,169)	79,369
Inventories, net	24,555	10,527	—	35,082
Other current assets	8,178	2,636	—	10,814

Total current assets	133,004	64,275	(17,169)	180,110

Long-term notes receivable, net	53,162	433	(52,162)	1,433
Leased equipment, net	16,374	6,303	—	22,677
Property, plant and equipment, net	54,399	34,013	—	88,412
Excess of costs over net assets of acquired businesses, net	35,547	13,967	—	49,514
Intangible assets, net	22,096	116	—	22,212
Investments in subsidiaries	84,228	—	(84,228)	—
Deferred tax assets, net	10,137	1,807	—	11,944
Other assets, net	10,167	(6,638)	366	3,895

	$419,114	$114,276	$(153,193)	$380,197

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$17,118	$2,413	$—	$19,531
Accrued liabilities	37,648	9,999	(669)	46,978
Current maturities of long-term debt	488	16,955	(16,511)	932

Total current liabilities	55,254	29,367	(17,180)	67,441

Long term debt	391,032	132	(51,996)	339,168
Other liabilities	10,733	760	—	11,493

Total liabilities	457,019	30,259	(69,176)	418,102

Minority interest	1,300	—	—	1,300
Commitments and contingencies
Stockholders’ equity (deficiency):
Series E Special Stock	12	—	—	12
Common Stock	2,178	17,832	(17,832)	2,178
Treasury stock	(501)	—	—	(501)
Additional paid-in capital	147,828	7,862	(7,862)	147,828
Accumulated other comprehensive loss	(27,919)	(27,939)	27,939	(27,919)
Retained earnings (accumulated deficit)	(160,803)	86,262	(86,262)	(160,803)

Total stockholders’ equity (deficiency)	(39,205)	84,017	(84,017)	(39,205)

	$419,114	$114,276	$(153,193)	$380,197

See accompanying unaudited note.

ALLIANCE GAMING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS
September 30, 2001
(In 000’s)

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Adjust-	and
	Subsidiaries	Subsidiaries	ments	Subsidiaries

ASSETS
Current assets:
Cash and cash equivalents	$41,580	$15,959	$—	$57,539
Accounts and notes receivable, net	54,803	35,236	(16,033)	74,006
Inventories, net	29,413	12,015	—	41,428
Other current assets	7,830	1,414	—	9,244

Total current assets	133,626	64,624	(16,033)	182,217

Long-term notes receivable, net	54,875	373	(53,599)	1,649
Leased equipment, net	14,405	6,786	—	21,191
Property, plant and equipment, net	57,391	34,010	—	91,401
Excess of costs over net assets of acquired businesses, net	35,547	14,873	—	50,420
Intangible assets, net	22,128	104	—	22,232
Investment in subsidiaries	89,391	—	(89,391)	—
Other assets, net	17,585	(2,081)	360	15,864

	$424,948	$118,689	$(158,663)	$384,974

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$14,122	$1,797	$—	$15,919
Accrued liabilities	32,475	11,595	(1,246)	42,824
Current maturities of long-term debt	963	15,280	(14,804)	1,439

Total current liabilities	47,560	28,672	(16,050)	60,182
Long term debt	392,010	21	(53,433)	338,598
Other liabilities	10,805	816	—	11,621

Total liabilities	450,375	29,509	(69,483)	410,401

Minority interest	1,343	—	—	1,343
Commitments and contingencies
Stockholders’ equity (deficiency):
Series E Special Stock	12	—	—	12
Common Stock	2,214	17,832	(17,832)	2,214
Treasury stock	(501)	—	—	(501)
Additional paid-in capital	148,958	7,862	(7,862)	148,958
Accumulated other comprehensive income	(24,078)	(24,098)	24,098	(24,078)
Retained earnings (accumulated deficit)	(153,375)	87,584	(87,584)	(153,375)

Total stockholders’ equity (deficiency)	(26,770)	89,180	(89,180)	(26,770)

	$424,948	$118,689	$(158,663)	$384,974

See accompanying unaudited note.

ALLIANCE GAMING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2000
(In 000’s)

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Adjust-	and
	Subsidiaries	Subsidiaries	ments	Subsidiaries

Revenues:
Gaming equipment and systems	$32,102	$3,911	$(2,352)	$33,661
Wall machines and amusement games	—	14,860	—	14,860
Route operations	48,553	4,350	—	52,903
Casino operations	4,405	13,477	—	17,882

	85,060	36,598	(2,352)	119,306
Costs and expenses:
Cost of gaming equipment and systems	15,312	2,408	(2,352)	15,368
Cost of wall machines and amusement games	—	8,295	—	8,295
Cost of route operations	39,829	2,787	—	42,616
Cost of casino operations	2,343	5,138	—	7,481
Selling, general and administrative	14,445	8,280	—	22,725
Research and development	2,580	603	—	3,183
Depreciation and amortization	4,554	1,953	—	6,507

	79,063	29,464	(2,352)	106,175

Operating income	5,997	7,134	—	13,131
Earnings in consolidated subsidiaries	3,926	—	(3,926)	—
Other income (expense):
Interest income	154	77	(76)	155
Interest expense	(8,599)	(516)	76	(9,039)
Rainbow royalty	1,703	(1,703)	—	—
Minority interest	(543)	—	—	(543)
Other, net	482	(361)	—	121

Income before income taxes	3,120	4,631	(3,926)	3,825
Income tax benefit (provision)	245	(705)	—	(460)

Net income	$3,365	$3,926	$(3,926)	$3,365

See accompanying unaudited note.

ALLIANCE GAMING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2001
(In 000’s)

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Adjust-	and
	Subsidiaries	Subsidiaries	ments	Subsidiaries

Revenues:
Gaming equipment and systems	$43,671	$4,412	$(2,922)	$45,161
Wall machines and amusement games	—	12,661	—	12,661
Route operations	50,271	3,529	—	53,800
Casino operations	4,977	13,202	—	18,179

	98,919	33,804	(2,922)	129,801
Costs and expenses:
Cost of gaming equipment and systems	19,723	2,750	(2,922)	19,551
Cost of wall machines and amusement games	—	7,505	—	7,505
Cost of route operations	40,291	2,287	—	42,578
Cost of casino operations	2,770	5,565	—	8,335
Selling, general and administrative	16,952	8,603	—	25,555
Research and development	3,070	622	—	3,692
Depreciation and amortization	6,040	1,684	—	7,724

	88,846	29,016	(2,922)	114,940

Operating income	10,073	4,788	—	14,861
Earnings in consolidated subsidiaries	2,233	—	(2,233)	—
Other income (expense):
Interest income	516	217	(338)	395
Interest expense	(7,627)	(358)	338	(7,647)
Rainbow royalty	1,646	(1,646)	—	—
Minority interest	(463)	—	—	(463)
Other, net	997	(577)	—	420

Income before income taxes	7,375	2,424	(2,233)	7,566
Income tax benefit (provision)	53	(191)	—	(138)

Net income	$7,428	$2,233	$(2,233)	$7,428

See accompanying unaudited note.

ALLIANCE GAMING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended September 30, 2000
(In 000’s)

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Adjust-	and
	Subsidiaries	Subsidiaries	ments	Subsidiaries

Net cash provided by (used in) operating activities	$15,330	$6,895	$(727)	$21,498

Cash flows from investing activities:
Additions to property and equipment	(1,599)	(520)	—	(2,119)
Additions to participation gaming devices	(2,968)	—	—	(2,968)
Proceeds from disposal of property and equipment and other assets	—	—	—	—
Additions to other long term assets	(228)	(3)	—	(231)

Net cash used in investing activities	(4,795)	(523)	—	(5,318)

Cash flows from financing activities:
Reduction of long-term debt	(1,330)	(841)	727	(1,444)
Net decrease in revolving credit facility	(3,002)	(2,094)	—	(5,096)
Dividends received (paid)	915	(915)	—	—

Net cash provided by (used in) financing activities	(3,417)	(3,850)	727	(6,540)

Effect of exchange rate changes on cash	(4)	(401)	—	(405)
Cash and cash equivalents:
Increase for period	7,114	2,121	—	9,235
Balance, beginning of period	19,528	12,516	—	32,044

Balance, end of period	$26,642	$14,637	$—	$41,279

See accompanying unaudited note.

ALLIANCE GAMING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2001
(In 000’s)

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Adjust-	and
	Subsidiaries	Subsidiaries	ments	Subsidiaries

Net cash provided by (used in) operating activities	$5,343	$6,633	$(2,893)	$9,083

Cash flows from investing activities:
Additions to property and equipment	(3,158)	(292)	—	(3,450)
Additions to participation gaming devices	(2,887)	—	—	(2,887)
Proceeds from disposal of property and equipment and other assets	12	4	—	16
Additions to other long term assets	(1,305)	—	—	(1,305)

Net cash used in investing activities	(7,338)	(288)	—	(7,626)

Cash flows from financing activities:
Reduction of long-term debt	(4)	(3,012)	2,893	(123)
Net decrease in revolving credit facility	—	—	—	—
Proceeds from exercise of stock options	1,166	—	—	1,166
Dividends received (paid)	911	(911)	—	—

Net cash provided by (used in) financing activities	2,073	(3,923)	2,893	1,043

Effect of exchange rate changes on cash	—	194	—	194
Cash and cash equivalents:
Increase for period	78	2,616	—	2,694
Balance, beginning of period	41,502	13,343	—	54,845

Balance, end of period	$41,580	$15,959	$—	$57,539

See accompanying unaudited note.

ALLIANCE GAMING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt and Revolving Credit Facility

Long-term debt and lines of credit at June 30, 2001 consisted of the following (in 000’s):

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Elimina-	and
	Subsidiaries	Subsidiaries	tions	Subsidiaries

10% Senior Subordinated Notes due 2007, net of unamortized discount	$149,505	$—	$—	$149,505
Term loan facilities	190,000	—	—	190,000
Revolving Credit Facility	—	—	—	—
Intercompany notes payable	161,996	16,511	(178,507)	—
Other	20	575	—	595

	501,521	17,086	(178,507)	340,100
Less current maturities	489	16,954	(16,511)	932

Long-term debt, less current maturities	$501,032	$132	$(161,996)	$339,168

Long-term debt and lines of credit at September 30, 2001 consisted of the following (in 000’s):

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Adjust-	and
	Subsidiaries	Subsidiaries	ments	Subsidiaries

10% Senior Subordinated Notes due 2007, net of unamortized discount	$149,525	$—	$—	$149,525
Term loan facilities	190,000	—	—	190,000
Revolving Credit Facility	—	—	—	—
Intercompany notes payable	165,933	14,804	(180,737)	—
Other	15	497	—	512

	505,473	15,301	(180,737)	340,037
Less current maturities	963	15,280	(14,804)	1,439

Long-term debt, less current maturities	$504,510	$21	$(165,933)	$338,598

ALLIANCE GAMING CORPORATION
FORM 10-Q

For the Quarter Ended September 30, 2001

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

As of September 30, 2001, the Company had $57.5 million in cash and cash equivalents, and $25.0 million in unborrowed availability on its revolving credit facility. In addition the Company had net working capital of approximately $122.0 million, an increase of approximately $9.4 million from June 30, 2001, which is explained in the working capital section below. Consolidated cash and cash equivalents at September 30, 2001 includes approximately $23.4 million of cash which is utilized in Casino and Route Operations which is held in vaults, cages or change banks. The Company maintains restricted cash accounts to ensure availability of funds to pay progressive jackpot liabilities, which totaled approximately $5.4 million at September 30, 2001.

Management believes that cash flows from operating activities, cash and cash equivalents held and the up to $40.0 million revolving credit facility commitment will provide the Company with sufficient capital resources and liquidity. At September 30, 2001, the Company had no material commitments for capital expenditures.

Working Capital

     The following table presents the components of consolidated working capital balance at (in $000’s):

	June 30,	Sept 30,
	2001	2001	Change

Cash, cash equivalents, and short term investments	$54,845	$57,539	$2,694
Accounts and notes receivable, net	79,369	74,006	(5,363)
Inventories, net	35,082	41,428	6,346
Other current assets	10,814	9,244	(1,570)

Total current assets	180,110	182,217	2,107
Accounts payable	19,531	15,919	(3,612)
Accrued liabilities	46,978	42,824	(4,154)
Current maturities of long-term debt	932	1,439	507

Total current liabilities	67,441	60,182	(7,259)

Net working capital	$112,669	$122,035	$9,366

The primary fluctuations contributing to the increase in working capital were: (i) a decrease in accounts payable resulting from timing of payments, (ii) a decrease in accrued liabilities resulting from timing of payments relating to the refinancing, (iii) a net decrease in accounts receivable resulting from cash collections (iv) the impact of foreign exchange fluctuations between the dollar and the deutschemark on all working capital categories, and (v) the corresponding impact of the above listed items on cash and cash equivalents.

ALLIANCE GAMING CORPORATION
FORM 10-Q

For the Quarter Ended September 30, 2001

Cash Flows

During the three months ended September 30, 2001, cash provided from operating activities totaled $9.1 million, a decrease of $12.4 million compared to the cash flows from operations in the prior year quarter. This change is a result of an increase in inventories and reductions in accrued liabilities and accounts payable, partially offset by a net decrease in accounts receivable.

During the three months ended September 30, 2001, the Company used $7.6 million of cash in investing activities resulting primarily from capital expenditures totaling $3.4 million, cost incurred to produce participation games totaling $2.9 million, payments for gaming rights for route locations totaling $0.7 million, and payments made to acquire other long term assets totaling $0.6 million.

During the three months ended September 30, 2001, financing activities included $1.2 million of cash provided from stock option and warrants exercises, offset by principal payments on other long term debt totaling $0.1 million.

Customer Financing

Management believes that customer financing terms and leasing have become an increasingly important competitive factor for the Bally Gaming and Systems and Wall Machine and Amusement Games business units. Competitive conditions sometimes require Bally Gaming and Systems to grant extended payment terms on gaming machines, systems and other gaming equipment, especially for sales in emerging markets. While these financing are normally collateralized by such equipment, the resale value of the collateral in the event of default may be less than the amount financed. Accordingly, the Company has greater exposure to the financial condition of its customers in emerging markets than had historically been the case in established markets like Nevada and Atlantic City. Bally Wulff provides customer financing for approximately 20% of its sales and also provides lease financing to its customers. Lease terms are generally for six months, but are also available for terms up to 43 months.

Euro Currency Conversion

The Company’s Bally Wulff subsidiary uses the German deutschemark as its functional currency. The new Euro currency will replace the deutschemark as well as most other European currencies after a phase in period, which began January 1, 1999. As most of Bally Wulff’s transactions are within Germany, the switch to the Euro is not expected to have a material impact on revenues, expenses or income. Regulations regarding the transition to the Euro currency are not yet finalized in the area of wall machines. It is currently believed that conversion kits will be allowed for games in the wall machine that currently accepts only deutschemark. The Company also intends to pre-sell Euro denominated wall machines, which will be available for shipment and installation in the days immediately after the first of the calendar year.

ALLIANCE GAMING CORPORATION
FORM 10-Q

For the Quarter Ended September 30, 2001

Results of Operations:

General

The following tables set forth the earnings (loss) before interest, taxes, depreciation and amortization (EBITDA) and operating income (loss) for the four business units excluding unusual charges, for the following periods (in 000’s):

	Three Months Ending September 30,

	2000	2001

EBITDA by Business Unit:
Bally Gaming and Systems	$7,668	$11,884
Wall Machines and Amusement Games	1,907	(89)
Route Operations	5,930	6,640
Casino Operations	6,703	6,326
Corporate Administrative Expenses	(2,570)	(2,176)

EBITDA	$19,638	$22,585

Operating Income (Loss):
Bally Gaming and Systems	$5,673	$9,930
Wall Machines and Amusement Games	534	(1,358)
Route Operations	3,743	3,120
Casino Operations	6,155	5,867
Corporate Administrative Expenses	(2,974)	(2,698)

Total Operating Income	$13,131	$14,861

The Company believes that the analysis of EBITDA is a useful tool; however, this information should not be construed as an alternative to net income or any other GAAP measure of performance as an indicator of the Company’s performance or GAAP-defined cash flows generated by operating, investing and financing activities as an indicator of cash flows or a measure of liquidity. EBITDA may not be comparable to similarly titled measures reported by other companies.

Three Months Ended September 30, 2000 and 2001

Bally Gaming and Systems

For the quarter ended September 30, 2001, the Bally Gaming and Systems business unit reported revenues of $45.2 million, an increase of 34% compared to revenues of $33.7 million in the prior year quarter. Gaming Products sales totaled $20.9 million, an increase of 22% compared to $17.1 million in the prior year quarter. New unit sales totaled 2,500 units, a 19% increase compared to 2,100 in the prior year quarter. The average new unit selling price increased 1% from the prior year quarter to $6,200. By market segment, unit sales for the current year consisted of approximately 620 units to the Nevada and Atlantic City markets, 500 units to international markets, 90 units in California and 1,290 units to other Native American, riverboats and other domestic markets. Bally Systems reported revenues of $12.9 million, an increase of 34% compared to $9.6 million in the prior year quarter. Bally Systems reported shipments of 9,200 game monitoring units, a 52% increase compared to 6,000 units in the prior year quarter. The Bally Systems revenue growth was primarily a result of continued strength in new system installations and higher levels of recurring hardware and software support revenues resulting from the larger base of installed

ALLIANCE GAMING CORPORATION
FORM 10-Q

For the Quarter Ended September 30, 2001

systems. Gaming Operations reported revenues of $11.4 million, an increase of 64% compared to $7.0 million in the prior year quarter. The increased revenues were driven by an increase in the installed base of recurring revenue units, which total approximately 3,460 units as of September 30, 2001, compared to approximately 2,700 units at September 30, 2000, and an increase in the revenue per unit as a result of a 103% increase in the base of higher revenue wide-area progressive games deployed.

For the quarter ended September 30, 2001, the overall gross margin percentage for Bally Gaming and Systems improved to 57% compared to 54% in the prior year quarter. The improvement was due to improved margin contribution for gaming machines sales as a result of the improved fixed cost absorption rate resulting from the increased volume of new unit sales.

The Bally Gaming and Systems business unit reported operating income of $9.9 million, compared to an operating income of $5.7 million in the prior year quarter. The increase in operating income resulted primarily from increases in revenues and improved margins, as well as the reduced overhead cost structure. Research and development costs totaled $3.1 million, an increase of 19% compared to the prior year quarter.

Wall Machines and Amusement Games

For the quarter ended September 30, 2001, Wall Machines and Amusement Games reported revenues of $12.7 million, an decrease of 15% compared to revenues of $14.9 million in the prior year quarter. The decrease in revenues resulted primarily from a 14% decrease in the number of new wall machine units sold, a 9% decrease in the selling price of new wall machines, and offset by a 43% increase in the number of leased wall machines. There have been several recent regulatory changes, which had a significant impact on the wall machine market. First, in order to assist arcade operators with the transition to the Euro currency, the normal 48 month life for a wall machine was allowed to be extended for the period from October 1, 2001 to February 2002. Secondly, the regulations regarding play parameters have been amended to increase the speed of play of wall machines by 25%. Both of these regulatory changes caused customers to delay new unit purchases, which the Company expects will lead to increased unit placements in both the December 2001 and March 2002 quarters.

The Wall Machines and Amusement Games business unit continued its leasing program whereby new wall machines and certain amusement games are leased to customers pursuant to operating leases which provide a stream of revenues and cash flows over the term of the leases which range from six months to three and one half years. As of September 30, 2001, a total of 6,480 machines were deployed in the leasing program compared to 5,150 at September 30, 2000, an increase of 26%.

For the quarter ended September 30, 2001, gross profit margin decreased to 41% from 44% in the prior year quarter. The gross margin decrease resulted primarily from a decrease in the number of units sold which impacted the fixed cost absorption rate, as well as a decline in the average new unit selling price. Wall Machines and Amusement Games reported an operating loss of $(1.4) million, compared to operating income of $0.5 million in the prior year quarter.

Route Operations

For the quarter ended September 30, 2001, the Route Operations business unit reported total revenues of approximately $53.8 million, an increase of 2% compared to revenues of $52.9 million in the prior year quarter. Revenues from the Nevada route operations increased to approximately $50.3 million or 4% over the prior year quarter. This improvement was attributable to an increase in the average net win per gaming machine per day of 1% to $66.30 from $65.40 in the

ALLIANCE GAMING CORPORATION
FORM 10-Q

For the Quarter Ended September 30, 2001

prior year quarter and a 2% increase in the weighted average number of gaming machines during the current quarter to 8,170 units as compared to 7,980 units in the prior year quarter. Gamblers’ Bonus, a cardless players club and player tracking system continued to have a favorable impact on the net win per day. As of September 30, 2001, the Gamblers’ Bonus product was installed in over 3,964 gaming machines at approximately 384 locations statewide or 48% of the installed base of gaming machines. Revenues from route operations in Louisiana totaled $3.5 million, a decrease of 19% compared to the prior year quarter. This decrease was primarily the result of a decline in the net win per gaming machine per day of 16% to $59.70 from $70.70 in the prior year quarter and slightly lower average number of gaming units deployed. The Fair Grounds facility at which we operate gaming devices was closed for three days following the events of September 11, 2001, and then reopened with play levels below historical levels. Additionally, these declines are reflective of the competitive market resulting from the significant increase in the number of truck stop casinos in the metro New Orleans area.

For the quarter ended September 30, 2001, cost of revenues for Route Operations totaled as a percentage of revenues, decreased to 79% from 81% in the prior year quarter. This improvement is the result of reduced game rental costs, which resulted from the payoff of high cost game leases in June 2001.

For the quarter ended September 30, 2001, the Route Operations business unit reported operating income of $3.1 million, a decrease of 17% compared to operating income of $3.7 million in the prior year quarter. The decrease in operating income resulted from the lower results from the route in Louisiana and slight margin compression in Southern Nevada, primarily from higher marketing and promotion costs.

Casino Operations

For the quarter ended September 30, 2001, the Casino Operations business unit reported revenues of $18.2 million, an increase of 2% compared to revenues of $17.9 million in the prior year quarter. This improvement is due to a 13% increase in revenues at the Rail City Casino and a 2% decrease in revenues at the Rainbow Casino. The decline in revenue at the Rainbow Casino was attributable to a 5% decrease in the average number of gaming machines, and offset by a 2% increase in the net win per day to $145. Since the September 11th, weekday play has been below historical norms. The revenue improvement at the Rail City Casino was attributable to an increase in the average gaming machine net win per day of 7% to $85 from $80 in the prior year quarter and a 7% increase in the average number of gaming machines.

For the quarter ended September 30, 2001, the cost of revenues for Casino Operations as a percentage of revenues, improved to 46% compared to 42% for the prior year quarter. This improvement was a result of the increase in revenues, which were achieved without incremental increases in certain operating costs. Cost of casino revenues include, gaming taxes, rental costs and direct labor including payroll taxes and benefits.

Net Interest Expense and Income Taxes

Interest expense (net of interest income) for the quarter ended September 30, 2001, totaled $7.3 million, and compared to the net interest expense of $8.9 million in the prior year quarter. The decrease is a result of a lower average debt balance outstanding and lower interest rates on the bank credit facility.

The Company recorded an income tax provision of $0.1 million in the quarter ended September 30, 2001, compared to a provision of $0.5 million in the prior year quarter. The current year quarter tax provision represents primarily estimated state income and franchise taxes.

ALLIANCE GAMING CORPORATION
FORM 10-Q

For the Quarter Ended September 30, 2001

* * * * *

The information contained in this Form 10-Q may contain “forward-looking” statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1933, as amended, and is subject to the safe harbor created thereby. Such information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward looking statements herein. Future operating results may be adversely affected as a result of a number of factors such as the Company’s high leverage, its holding company structure, its operating history and recent losses, competition, risks of product development, customer financing, sales to non-traditional gaming markets, foreign operations, dependence on key personnel, strict regulation by gaming authorities, gaming taxes and value added taxes, and other risks, as detailed from time to time in the Company’s filings with the Securities and Exchange Commission.

ALLIANCE GAMING CORPORATION
FORM 10-Q

For the Quarter Ended September 30, 2001

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Part 1, Item 7A, of the Company’s annual report on Form 10-K, for the fiscal year ended June 30, 2001. There have been no material changes in market risks since the prior fiscal year end.

PART II

Item 1.    Legal Proceedings

Refer to Part 1, Item 3, of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2001. There have been no material changes in any legal proceedings since the prior fiscal year end.

Item 6.    Exhibits and Reports on Form 8-K

                 a.       Exhibits

                 b.       Reports on Form 8-K

                            No reports on Form 8-K were filed during the quarter ended September 30, 2001.

ALLIANCE GAMING CORPORATION
FORM 10-Q

For the Quarter Ended September 30, 2001

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