Form 10-Q
period 2001-12-31
ALLIANCE GAMING CORP
filed 2002-02-13
CIK 2491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-4281

ALLIANCE GAMING CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0104066 (I.R.S. Employer Identification No.)

6601 S. Bermuda Rd. Las Vegas, Nevada (Address of principal executive offices)	89119 (Zip Code)

Registrant’s telephone number: (702) 270-7600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

The number of shares of Common Stock, $0.10 par value, outstanding as of February 1, 2001, according to the records of the registrant’s registrar and transfer agent was 23,591,000.

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
PART II
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Exhibit 4.8
Exhibit 10.34

I N D E X

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2001	3

	Unaudited Condensed Consolidated Statements of Operations for the three months ended December 31, 2000 and 2001	4

	Unaudited Condensed Consolidated Statements of Operations for the six months ended December 31, 2000 and 2001	5

	Unaudited Condensed Consolidated Statements of Stockholders’ Deficiency for the six months ended December 31, 2001	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2000 and 2001	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 4.	Submission of matters to a vote of Security Holders	30

Item 6.	Exhibits and Reports on Form 8-K	30
SIGNATURES		31

PART 1

ALLIANCE GAMING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In 000’s, except share data)

	June 30,	Dec. 31,
	2001	2001

ASSETS
Current assets:
Cash and cash equivalents	$54,845	$55,322
Accounts and notes receivable, net of allowance for doubtful accounts of $15,991 and $14,534	79,369	89,006
Inventories, net of reserves of $7,128 and $8,943	35,082	43,222
Other current assets	10,814	11,856

Total current assets	180,110	199,406

Long-term notes receivable, net of allowance for doubtful accounts of $10 and $40	1,433	2,327
Leased equipment, net of accumulated depreciation of $14,986 and $16,124	22,677	24,253
Property, plant and equipment, net of accumulated depreciation of $74,245 and $80,879	88,412	91,569
Excess of costs over net assets of acquired businesses, net of accumulated amortization of $7,433 and $7,522	49,514	50,778
Intangible assets, net of accumulated amortization of $20,693 and $23,465	22,212	33,388
Deferred tax assets, net of valuation allowance of $66,829 and $57,227	11,944	12,241
Other assets, net of reserves of $1,826 and $1,876	3,895	3,732

Total assets	$380,197	$417,694

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$19,531	$21,289
Accrued liabilities	46,978	52,738
Current maturities of long-term debt	932	1,790

Total current liabilities	67,441	75,817

Long-term debt, net	339,168	341,632
Other liabilities	11,493	11,154

Total liabilities	418,102	428,603

Minority interest	1,300	1,280
Commitments and contingencies
Stockholders’ deficiency:
Special Stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 120 shares and 115 shares issued and outstanding	12	12
Common Stock, $.10 par value; 50,000,000 shares authorized; 21,776,000 and 23,311,000 shares issued and outstanding	2,178	2,326
Treasury stock at cost, 256,000 shares	(501)	(501)
Additional paid-in capital	147,828	151,760
Accumulated other comprehensive losses	(27,919)	(25,227)
Accumulated deficit	(160,803)	(140,559)

Total stockholders’ deficiency	(39,205)	(12,189)

Total liabilities and stockholders’ deficiency	$380,197	$417,694

See notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In 000’s, except per share data)

	Three Months Ended December 31,

	2000	2001

Revenues:
Gaming equipment and systems	$38,551	$51,631
Wall machines and amusement games	20,578	25,462
Route operations	53,926	55,764
Casino operations	17,093	17,607

	130,148	150,464

Costs and expenses:
Cost of gaming equipment and systems	17,897	22,844
Cost of wall machines and amusement games	11,172	13,108
Cost of route operations	43,584	44,201
Cost of casino operations	8,023	7,866
Selling, general and administrative	24,169	30,922
Research and development	3,481	3,807
Depreciation and amortization	6,664	7,316

	114,990	130,064

Operating income	15,158	20,400
Other income (expense):
Interest income	201	369
Interest expense	(8,840)	(7,033)
Minority interest	(461)	(405)
Other, net	(297)	(432)

Income before income taxes	5,761	12,899
Income tax provision	(252)	(83)

Net income	$5,509	$12,816

Basic earnings per share	$0.27	$0.57

Diluted earnings per share	$0.26	$0.54

Weighted average common shares outstanding	20,706	22,475

Weighted average common and common share equivalents outstanding	21,190	23,629

See notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In 000’s, except per share data)

	Six Months Ended December 31,

	2000	2001

Revenues:
Gaming equipment and systems	$72,212	$96,792
Wall machines and amusement games	35,438	38,123
Route operations	106,829	109,564
Casino operations	34,975	35,786

	249,454	280,265

Costs and expenses:
Cost of gaming equipment and systems	33,265	42,395
Cost of wall machines and amusement games	19,467	20,613
Cost of route operations	86,200	86,779
Cost of casino operations	15,504	16,201
Selling, general and administrative	46,894	56,477
Research and development	6,664	7,499
Depreciation and amortization	13,171	15,040

	221,165	245,004

Operating income	28,289	35,261
Other income (expense):
Interest income	356	764
Interest expense	(17,879)	(14,680)
Minority interest	(1,004)	(868)
Other, net	(176)	(12)

Income before income taxes	9,586	20,465
Income tax provision	(712)	(221)

Net income	$8,874	$20,244

Basic earnings per share	$0.44	$0.92
Diluted earnings per share	$0.43	$0.89
Weighted average common shares outstanding	20,370	21,893

Weighted average common and common share equivalents outstanding	20,676	22,850

See notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
Six Months Ended December 31, 2001
(In 000’s)

						Accumulated		Total
	Common Stock		Series E		Additional	Other		Stockholders'
			Special	Treasury	Paid-in	Comprehensive	Accum.	Equity
	Shares	Dollars	Stock	Stock	Capital	Loss	Deficit	(Deficiency)

Balances at June 30, 2001	21,776	$2,178	$12	$(501)	$147,828	$(27,919)	$(160,803)	$(39,205)
Net income	—	—	—	—	—	—	20,244	20,244
Foreign currency translation adjustment	—	—	—	—	—	2,692	—	2,692

Total comprehensive income								22,936
Shares issued upon exercise of options and warrants	1,535	148	—	—	3,932	—	—	4,080

Balances at December 31, 2001	23,311	$2,326	$12	$(501)	$151,760	$(25,227)	$(140,559)	$(12,189)

See notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In 000’s)

	Six Months Ended December 31,

	2000	2001

Cash flows from operating activities:
Net income	$8,874	$20,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,171	15,040
Amortization of debt discount	26	40
(Gain) loss on sale of assets	284	97
Provision for losses on doubtful receivables	2,271	1,719
Other	180	1,401
Net change in operating assets and liabilities:
Accounts and notes receivable	5,543	(10,312)
Deferred taxes	—	(215)
Inventories	(4,990)	(11,024)
Other current assets	1,007	(781)
Accounts payable	9,307	1,702
Accrued liabilities	(2,092)	2,847

Net cash provided by operating activities	33,581	20,758

Cash flows from investing activities:
Additions to property, plant and equipment	(4,389)	(6,205)
Additions to participation gaming devices	(4,596)	(8,248)
Additions to other long term assets	(338)	(1,976)
Acquisition, net of cash acquired	—	(6,731)
Proceeds from disposal of property and equipment and other assets	—	42

Net cash used in investing activities	(9,323)	(23,118)

Cash flows from financing activities:
Reduction of long-term debt	(2,044)	(746)
Capitalized debt issuance costs	—	(651)
Net increase (decrease) in revolving credit facility	(12,726)	—
Purchase of common stock for treasury	(436)	—
Proceeds from exercise of stock options and warrants	228	4,080

Net cash provided by (used in) financing activities	(14,978)	2,683

Effect of exchange rate changes on cash	(36)	154
Cash and cash equivalents:
Increase for period	9,244	477
Balance, beginning of period	32,044	54,845

Balance, end of period	$41,288	$55,322

See notes to unaudited condensed consolidated financial statements

ALLIANCE GAMING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2000 and 2001

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

The accompanying condensed consolidated financial statements at June 30, 2001, were derived from audited consolidated financial statements, but do not include all disclosures required under generally accepted accounting principles. Certain reclassifications have been made to conform to the current year presentation.

On October 29, 2001, the Company announced the acquisition of Casino Market Place Development Corporation (CMP), a leading supplier of player marketing, bonusing and promotions software. The $12.0 million purchase, consisting of cash and a two year subordinated note, was accounted for pursuant to the provisions of Statement of Financial Accounting Standards No.141 “Business Combinations” (SFAS No. 141).

2.	INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Cost elements included for work-in-process and finished goods include raw materials, freight, direct labor and manufacturing overhead.

Inventories, net of reserves, consist of the following (in 000’s):

	June 30,	Dec. 31,
	2001	2001

Raw materials	$15,222	$16,554
Work-in-process	1,774	2,737
Finished goods	18,086	23,931

Total inventories	$35,082	$43,222

3.	DEBT

Long-term debt consists of the following (in 000’s):

	June 30,	Dec. 31,
	2001	2001

Term loan facility	$190,000	$190,000
10% Senior Subordinated Notes due 2007, net of unamortized discount of $495 and $456	149,505	149,544
Other subordinated debt	—	3,495
Other, primarily secured by related equipment	595	383

	340,100	343,422
Less current maturities	932	1,790

Long-term debt, less current maturities	$339,168	$341,632

ALLIANCE GAMING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2000 and 2001

On June 22, 2001, the Company completed a senior bank debt refinancing transaction whereby the Company entered into a $190 million term loan facility and a $25 million revolving credit facility (which can be increased by $15 million at the Company’s discretion through the term of the revolving credit facility). Proceeds from the new term loan were used to repay the existing bank term loans and credit facility, totaling $166.0 million, repay certain gaming equipment operating leases totaling $13.0 million, and to pay transaction fees and expenses. The term loan has an interest rate of LIBOR plus 3.75% (or 5.9% as of December 31, 2001), has a 1% per year mandatory principal amortization, and a 5.5 year maturity. The revolving credit facility commitment decreases ratably over its 5 year commitment. As of December 31, 2001, there were no borrowings outstanding on the revolving credit facility.

As partial consideration for the purchase of CMP, the Company issued a subordinated note payable with an original principal balance of $4.0 million, with quarterly payments of principal and interest over its 2-year term.

The bank facility is collateralized by substantially all domestic property and is guaranteed by each domestic subsidiary of the U.S. Borrower and German Subsidiaries (both as defined), other than the entity, which hold the Company’s interest in its Louisiana and Mississippi operations, and is secured by both a U.S. and German Pledge Agreement (both as defined). The bank facility contains a number of maintenance covenants and has other significant covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries to dispose of assets, incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of the Company’s subsidiaries, engage in mergers or acquisitions, or engage in certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities. As of December 31, 2001 the Company is in compliance with these covenants.

The Senior Subordinated Notes bear interest at 10%, are due in 2007, and are general unsecured obligations of the Company, ranking subordinate in right of payment to all Senior Debt (as defined) of the Company, including indebtedness under the bank facility. The Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by all existing and future domestic Restricted Subsidiaries of the Company, subject to certain exceptions including the partially-owned entities through which its Mississippi casino and Louisiana route operations are conducted. The Subsidiary Guarantees are general unsecured obligations of the Guarantors, ranking subordinate in right of payment to all Senior Debt of the Guarantors. The Company will be able to designate other current or future subsidiaries as Unrestricted Subsidiaries under certain circumstances. Unrestricted Subsidiaries will not be required to issue a Subsidiary Guarantee and will not be subject to many of the restrictive covenants set forth in the Indenture pursuant to which the Senior Subordinated Notes were issued. The Indenture for the Company’s Senior Subordinated Notes contains various covenants, including limitations on incurrence of additional indebtedness, on restricted payments and on dividend and payment restrictions on subsidiaries. The Senior Subordinated Notes indenture generally allows for redemption at 105% beginning on August 1, 2002. Upon the occurrence of a Change of Control (as defined), the holders of the Senior Subordinated Notes will have the right to require the Company to purchase their notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase. The Company is in compliance with the operational covenants contained in the indenture for the Senior Subordinated Notes.

ALLIANCE GAMING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2000 and 2001

4.	INCOME TAXES

The Company’s effective tax rate for the six months ended December 31, 2000, and 2001, differ from the statutory rate of 35% primarily because no Federal income tax expense has been recorded for the taxable income produced by the Companies’ domestic subsidiaries as such earnings were offset against net operating loss carryforwards. The tax expense recorded represents primarily state income and franchise taxes.

5.	NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board SFAS issued No. 141 and No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142).

SFAS No. 141 establishes accounting and reporting standards for business combinations and the related issues of allocations of purchase price to assets and liabilities acquired. The Company adopted the provision of SFAS No. 141 effective July 1, 2001. The adoption of SFAS No. 141 will not have a material impact on the financial position or results of operations of the Company.

SFAS No. 142 revises the existing accounting standards for both goodwill and intangible assets. The Company adopted the provisions of SFAS No. 142 effective July 1, 2001, pursuant to the early adoption rules. In accordance with the transition rules, the Company engaged an independent third-party specialist to provide a valuation for certain of the Company’s reporting units which have associated goodwill. As a result of this valuation assessment, the Company determined that there was no impairment of goodwill as of the adoption date. The Company will continue to perform tests of potential impairment of goodwill on an annual basis. In accordance with the provision of SFAS No. 142, goodwill is no longer being amortized, therefore amortization expense decreased by $0.3 million for the quarter ended December 31, 2001 compared to the prior year period.

6.	EARNINGS PER SHARE

The computation of basic and diluted earnings per share is as follows (in 000’s except per share amounts):

	Three months ended		Six months ended
	December 31,		December 31,

	2000	2001	2000	2001

Net income	$5,509	$12,816	$8,874	$20,244
Wt. average common shares outstanding	20,706	22,475	20,370	21,893
Effect of stock options outstanding	376	847	198	803
Effect of warrants outstanding	—	306	—	153
Effect of Series E Special Stock	108	1	108	1

Wt. average common and potential shares outstanding	21,190	23,629	20,676	22,850
Basic earnings per share	$0.27	$0.57	$0.44	$0.92

Diluted earnings per share	$0.26	$0.54	$0.43	$0.89

ALLIANCE GAMING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2000 and 2001

During the quarter ended December 31, 2001, certain vesting provisions tied to the Company’s stock price were met for two of the three tranches of warrants outstanding. Each tranche is convertible into approximately 476,000 shares of common stock. On January 2, 2002, the third and final tranche of warrants also vested and were therefore not included in the calculation of earnings per share for the periods ended December 31, 2001.

On December 11, 2001 the shareholders approved the Company’s 2001 Long Term Incentive Plan (2001 Plan), which allows for issuance of up to 1.0 million stock options. To date a total of approximately 300,000 options have granted under the 2001 Plan.

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

The tables below present information as to the Company’s revenues, intersegment revenues and operating income (in 000’s):

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2000	2001	2000	2001

Revenues:
Gaming equipment and systems	$38,551	$51,631	$72,212	$96,792
Wall machines and amusement games	20,578	25,462	35,438	38,123
Route operations	53,926	55,764	106,829	109,564
Casino operations	17,093	17,607	34,975	35,786

Total revenues	$130,148	$150,464	$249,454	$280,265

Intersegment revenues:
Gaming equipment and systems	$2,032	$4,752	$4,465	$8,286
Wall machines and amusement games	15	—	28	—
Route operations	—	—	—	—
Casino operations	—	—	—	—

Total intersegment revenues	$2,047	$4,752	$4,493	$8,286

Operating income:
Gaming equipment and systems	$6,742	$10,009	$12,415	$19,939
Wall machines and amusement games	2,108	4,491	2,642	3,133
Route operations	3,718	4,024	7,461	7,144
Casino operations	5,517	5,284	11,672	11,151
Corporate	(2,927)	(3,408)	(5,901)	(6,106)

Total operating income	$15,158	$20,400	$28,289	$35,261

ALLIANCE GAMING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2000 and 2001

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

The table below presents information as to the Company’s revenues and operating income by geographic region (in $000’s):

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2000	2001	2000	2001

Revenues:
United States	$106,419	$117,393	$206,955	$230,121
Germany	22,567	30,361	39,277	44,857
Other foreign	1,162	2,710	3,222	5,287

Total revenues	$130,148	$150,464	$249,454	$280,265

Operating income:
United States	$12,438	$14,074	$24,441	$29,363
Germany	2,355	5,658	2,735	4,432
Other foreign	365	668	1,113	1,466

Total operating income	$15,158	$20,400	$28,289	$35,261

8.	SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information is related to the unaudited condensed consolidated statements of cash flows.

	Six months ended
	December 31,

	2000	2001

Non-cash transactions:
Reclassify other assets to property, plant and equipment	$1,356	$3,037
(Favorable)/unfavorable translation rate adjustment	915	(2,538)
Conversion of Series E Special Stock into commonstock	3,506	—
Subordinated note payable issued in CMP acquisition	—	4,000

9.	UNAUDITED CONSOLIDATING FINANCIAL STATEMENTS

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

ALLIANCE GAMING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS
December 31, 2001
(In 000’s)

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing		and
	Subsidiaries	Subsidiaries	Adjustments	Subsidiaries

ASSETS
Current assets:
Cash and cash equivalents	$40,071	$15,251	$—	$55,322
Accounts and notes receivable, net	63,131	41,249	(15,374)	89,006
Inventories, net	31,737	11,485	—	43,222
Other current assets	10,645	1,211	—	11,856

Total current assets	145,584	69,196	(15,374)	199,406

Long-term notes receivable, net	56,823	318	(54,814)	2,327
Leased equipment, net	16,783	7,470	—	24,253
Property, plant and equipment, net	57,475	34,094	—	91,569
Excess of costs over net assets of acquired businesses, net	36,377	14,401	—	50,778
Intangible assets, net	33,134	254	—	33,388
Investments in subsidiaries	92,869	—	(92,869)	—
Deferred tax assets, net	10,352	1,889	—	12,241
Other assets, net	9,045	(5,671)	358	3,732

	$458,442	$121,951	$(162,699)	$417,694

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$19,009	$2,280	$—	$21,289
Accrued liabilities	41,833	11,979	(1,074)	52,738
Current maturities of long-term debt	1,437	14,672	(14,319)	1,790

Total current liabilities	62,279	28,931	(15,393)	75,817

Long term debt	396,262	18	(54,648)	341,632
Other liabilities	10,810	344	—	11,154

Total liabilities	469,351	29,293	(70,041)	428,603

Minority interest	1,280	—	—	1,280
Commitments and contingencies
Stockholders’ equity (deficiency):
Series E Special Stock	12	—	—	12
Common Stock	2,326	17,832	(17,832)	2,326
Treasury stock	(501)	—	—	(501)
Additional paid-in capital	151,760	7,862	(7,862)	151,760
Accumulated other comprehensive loss	(25,227)	(25,247)	25,247	(25,227)
Retained earnings (accumulated deficit)	(140,559)	92,211	(92,211)	(140,559)

Total stockholders’ equity (deficiency)	(12,189)	92,658	(92,658)	(12,189)

	$458,442	$121,951	$(162,699)	$417,694

See accompanying unaudited note.

ALLIANCE GAMING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended December 31, 2000
(In 000’s)

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing		and
	Subsidiaries	Subsidiaries	Adjustments	Subsidiaries

Revenues:
Gaming equipment and systems	$37,360	$3,149	$(1,958)	$38,551
Wall machines and amusement games	—	20,578	—	20,578
Route operations	49,842	4,084	—	53,926
Casino operations	4,772	12,321	—	17,093

	91,974	40,132	(1,958)	130,148
Costs and expenses:
Cost of gaming equipment and systems	17,913	1,942	(1,958)	17,897
Cost of wall machines and amusement games	—	11,172	—	11,172
Cost of route operations	40,934	2,650	—	43,584
Cost of casino operations	2,771	5,252	—	8,023
Selling, general and administrative	15,274	8,895	—	24,169
Research and development	2,817	664	—	3,481
Depreciation and amortization	4,770	1,894	—	6,664

	84,479	32,469	(1,958)	114,990

Operating income	7,495	7,663	—	15,158
Earnings in consolidated subsidiaries	5,048	—	(5,048)	—
Other income (expense):
Interest income	118	140	(57)	201
Interest expense	(8,383)	(514)	57	(8,840)
Rainbow royalty	1,520	(1,520)	—	—
Minority interest	(461)	—	—	(461)
Other, net	(317)	20	—	(297)

Income before income taxes	5,020	5,789	(5,048)	5,761
Income tax benefit (provision)	489	(741)	—	(252)

Net income	$5,509	$5,048	$(5,048)	$5,509

See accompanying unaudited note.

ALLIANCE GAMING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended December 31, 2001
(In 000’s)

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing		and
	Subsidiaries	Subsidiaries	Adjustments	Subsidiaries

Revenues:
Gaming equipment and systems	$48,328	$7,609	$(4,306)	$51,631
Wall machines and amusement games	—	25,462	—	25,462
Route operations	52,283	3,481	—	55,764
Casino operations	4,986	12,621	—	17,607

	105,597	49,173	(4,306)	150,464
Costs and expenses:
Cost of gaming equipment and systems	22,375	4,775	(4,306)	22,844
Cost of wall machines and amusement games	—	13,108	—	13,108
Cost of route operations	41,888	2,313	—	44,201
Cost of casino operations	2,784	5,082	—	7,866
Selling, general and administrative	20,154	10,768	—	30,922
Research and development	3,142	665	—	3,807
Depreciation and amortization	5,590	1,726	—	7,316

	95,933	38,437	(4,306)	130,064

Operating income	9,664	10,736	—	20,400
Earnings in consolidated subsidiaries	8,837	—	(8,837)	—
Other income (expense):
Interest income	418	242	(291)	369
Interest expense	(7,021)	(303)	291	(7,033)
Rainbow royalty	1,589	(1,589)	—	—
Minority interest	(405)	—	—	(405)
Other, net	(303)	(129)	—	(432)

Income before income taxes	12,779	8,957	(8,837)	12,899
Income tax benefit (provision)	37	(120)	—	(83)

Net income	$12,816	$8,837	$(8,837)	$12,816

See accompanying unaudited note.

ALLIANCE GAMING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

Six Months Ended December 31, 2000
(In 000’s)

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing		and
	Subsidiaries	Subsidiaries	Adjustments	Subsidiaries

Revenues:
Gaming equipment and systems	$69,462	$7,060	$(4,310)	$72,212
Wall machines and amusement games	—	35,438	—	35,438
Route operations	98,395	8,434	—	106,829
Casino operations	9,177	25,798	—	34,975

	177,034	76,730	(4,310)	249,454
Costs and expenses:
Cost of gaming equipment and systems	33,225	4,350	(4,310)	33,265
Cost of wall machines and amusement games	—	19,467	—	19,467
Cost of route operations	80,763	5,437	—	86,200
Cost of casino operations	5,114	10,390	—	15,504
Selling, general and administrative	29,719	17,175	—	46,894
Research and development	5,397	1,267	—	6,664
Depreciation and amortization	9,324	3,847	—	13,171

	163,542	61,933	(4,310)	221,165

Operating income	13,492	14,797	—	28,289
Earnings in consolidated subsidiaries	8,974	—	(8,974)	—
Other income (expense):
Interest income	272	217	(133)	356
Interest expense	(16,982)	(1,030)	133	(17,879)
Rainbow royalty	3,223	(3,223)	—	—
Minority interest	(1,004)	—	—	(1,004)
Other, net	165	(341)	—	(176)

Income before income taxes	8,140	10,420	(8,974)	9,586
Income tax benefit (provision)	734	(1,446)	—	(712)

Net income applicable to common shares	$8,874	$8,974	$(8,974)	$8,874

See accompanying unaudited note.

ALLIANCE GAMING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

Six Months Ended December 31, 2001
(In 000’s)

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing		and
	Subsidiaries	Subsidiaries	Adjustments	Subsidiaries

Revenues:
Gaming equipment and systems	$91,999	$12,021	$(7,228)	$96,792
Wall machines and amusement games	—	38,123	—	38,123
Route operations	102,554	7,010	—	109,564
Casino operations	9,963	25,823	—	35,786

	204,516	82,977	(7,228)	280,265
Costs and expenses:
Cost of gaming equipment and systems	42,098	7,525	(7,228)	42,395
Cost of wall machines and amusement games	—	20,613	—	20,613
Cost of route operations	82,179	4,600	—	86,779
Cost of casino operations	5,554	10,647	—	16,201
Selling, general and administrative	37,106	19,371	—	56,477
Research and development	6,212	1,287	—	7,499
Depreciation and amortization	11,630	3,410	—	15,040

	184,779	67,453	(7,228)	245,004

Operating income	19,737	15,524	—	35,261
Earnings in consolidated subsidiaries	11,070	—	(11,070)	—
Other income (expense):
Interest income	934	459	(629)	764
Interest expense	(14,648)	(661)	629	(14,680)
Rainbow royalty	3,235	(3,235)	—	—
Minority interest	(868)	—	—	(868)
Other, net	694	(706)	—	(12)

Income before income taxes	20,154	11,381	(11,070)	20,465
Income tax benefit (provision)	90	(311)	—	(221)

Net income applicable to common shares	$20,244	$11,070	$(11,070)	$20,244

See accompanying unaudited note.

ALLIANCE GAMING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended December 31, 2000
(In 000’s)

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing		and
	Subsidiaries	Subsidiaries	Adjustments	Subsidiaries

Net cash provided by operating activities	$25,841	$9,213	$(1,473)	$33,581

Cash flows from investing activities:
Additions to property and equipment	(3,492)	(897)	—	(4,389)
Additions to participation gaming devices	(4,596)	—	—	(4,596)
Proceeds from disposal of property and equipment and other assets	—	—	—	—
Additions to other long term assets	(338)	—	—	(338)

Net cash used in investing activities	(8,426)	(897)	—	(9,323)

Cash flows from financing activities:
Reduction of long-term debt	(1,666)	(1,846)	1,468	(2,044)
Net decrease in revolving credit facility	(11,400)	(1,326)	—	(12,726)
Proceeds from exercise of stock options	—	—	—	—
Purchase of common stock for treasury	(436)	(5)	5	(436)
Issued Treasury share	228	—	—	228
Dividends received (paid)	1,819	(1,819)	—	—

Net cash provided by (used in) financing activities	(11,455)	(4,996)	1,473	(14,978)

Effect of exchange rate changes on cash	(3)	(33)	—	(36)
Cash and cash equivalents:
Increase for period	5,957	3,287	—	9,244
Balance, beginning of period	19,528	12,516	—	32,044

Balance, end of period	$25,485	$15,803	$—	$41,288

See accompanying unaudited note.

ALLIANCE GAMING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended December 31, 2001
(In 000’s)

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing		and
	Subsidiaries	Subsidiaries	Adjustments	Subsidiaries

Net cash provided by (used in) operating activities	$12,597	$11,231	$(3,070)	$20,758

Cash flows from investing activities:
Additions to property and equipment	(5,127)	(1,078)	—	(6,205)
Acquisition, net of cash acquired	(6,731)	—	—	(6,731)
Additions to gaming machines on participation or lease	(8,248)	—	—	(8,248)
Proceeds from disposal of property and equipment and other assets	15	27	—	42
Additions to other long term assets	(1,976)	—	—	(1,976)

Net cash used in investing activities	(22,067)	(1,051)	—	(23,118)

Cash flows from financing activities:
Reduction of long-term debt	(511)	(3,305)	3,070	(746)
Net decrease in revolving credit facility	—	—	—	—
Capitalized debt issuance costs	(651)	—	—	(651)
Proceeds from exercise of stock options	4,080	—	—	4,080
Dividends received (paid)	5,121	(5,121)	—	—

Net cash provided by (used in) financing activities	8,039	(8,426)	3,070	2,683

Effect of exchange rate changes on cash	—	154	—	154
Cash and cash equivalents:
Increase (decrease) for period	(1,431)	1,908	—	477
Balance, beginning of period	41,502	13,343	—	54,845

Balance, end of period	$40,071	$15,251	$—	$55,322

See accompanying unaudited note.

ALLIANCE GAMING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt and Revolving Credit Facility

Long-term debt and lines of credit at June 30, 2001 consisted of the following (in 000’s):

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing		and
	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries

Term loan facility	$190,000	$—	$—	$190,000
10% Senior Subordinated Notes due 2007, net of unamortized discount	149,505	—	—	149,505
Revolving credit facility	—	—	—	—
Intercompany notes payable	51,996	16,511	(68,507)	—
Other	19	576	—	595

	391,520	17,087	(68,507)	340,100
Less current maturities	488	16,955	(16,511)	932

Long-term debt, less current maturities	$391,032	$132	$(51,996)	$339,168

Long-term debt and lines of credit at December 31, 2001 consisted of the following (in 000’s):

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing		and
	Subsidiaries	Subsidiaries	Adjustments	Subsidiaries

Term loan facility	$190,000	$—	$—	$190,000
10% Senior Subordinated Notes due 2007, net of unamortized discount	149,544	—	—	149,544
Revolving credit facility	—	—	—	—
Other subordinated note	3,495	—	—	3,495
Intercompany notes payable	54,648	14,319	(68,967)	—
Other	12	371	—	383

	397,699	14,690	(68,967)	343,422
Less current maturities	1,437	14,672	(14,319)	1,790

Long-term debt, less current Maturities	$396,262	$18	$(54,648)	$341,632

ALLIANCE GAMING CORPORATION
FORM 10-Q

For the Quarter Ended December 31, 2001

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

As of December 31, 2001, the Company had $55.3 million in cash and cash equivalents, and $25.0 million in unborrowed availability on its revolving credit facility. In addition the Company had net working capital of approximately $123.6 million, an increase of approximately $10.9 million from June 30, 2001, which is explained in the working capital section below. Consolidated cash and cash equivalents at December 31, 2001 includes approximately $21.7 million of cash which is utilized in Casino and Route Operations which is held in vaults, cages or change banks. Pursuant to various state gaming regulations the Company maintains restricted cash accounts to ensure availability of funds to pay wide-area progressive jackpot awards, which totaled approximately $6.9 million at December 31, 2001.

Management believes that cash flows from operating activities, cash and cash equivalents held and the up to $40.0 million revolving credit facility commitment will provide the Company with sufficient capital resources and liquidity. At December 31, 2001, the Company had no material commitments for capital expenditures.

The Company has entered into a definitive purchase agreement to acquire 100% of the stock of Advanced Casino Systems Corporation (ACSC) for $14.6 million. The transaction is subject to certain approvals by the bankruptcy court as the ACSC parent company had filed for bankruptcy, however the transaction is expected to close before March 31, 2002.

Working Capital

The following table presents the components of consolidated working capital balance at (in $000’s):

	June 30,	Dec. 31,
	2001	2001	Change

Cash, cash equivalents, and short term investments	$54,845	$55,322	$477
Accounts and notes receivable, net	79,369	89,006	9,637
Inventories, net	35,082	43,222	8,140
Other current assets	10,814	11,856	1,042

Total current assets	180,110	199,406	19,296
Accounts payable	19,531	21,289	1,758
Accrued liabilities	46,978	52,738	5,760
Current maturities of long-term debt	932	1,790	858

Total current liabilities	67,441	75,817	8,376

Net working capital	$112,669	$123,589	$10,920

The primary fluctuations contributing to the increase in working capital were: (i) a net increase in accounts receivable resulting from an increase in sales, primarily in the Bally Gaming and Systems and Bally Wulff business units (ii) an increase in accrued liabilities resulting from timing of revenue recognitions for certain SDS installations and an increase in progressive jackpot liability reserves, (iii) an increase in accounts payable resulting from timing of payments for inventory purchases, (iv) and the impact of foreign exchange fluctuations between the dollar and the deutschemark on all working capital categories.

ALLIANCE GAMING CORPORATION
FORM 10-Q

For the Quarter Ended December 31, 2001

Cash Flows

During the six months ended December 31, 2001, cash provided from operating activities totaled $20.8 million, a decrease of $12.8 million compared to the cash flows from operations in the prior year period. This change is a result of an increase in inventories and receivables, partially offset by increase in accrued liabilities and accounts payable.

During the six months ended December 31, 2001, the Company used $23.1 million of cash in investing activities resulting primarily from capital expenditures totaling $6.2 million, costs incurred to produce participation games totaling $8.2 million, net cash used in acquisition of the CMP of $6.7 million, payments for gaming rights for route locations totaling $0.7 million, and payments made to acquire other long term assets totaling $1.3 million.

During the six months ended December 31, 2001, cash flow from financing activities included $4.1 million of cash provided from the exercise of stock options and warrants, offset by principal payments on other long term debt totaling $0.7 million and $0.7 million to pay bank debt issuance costs.

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

Euro Currency Conversion

The Company’s Bally Wulff subsidiary formerly used the German deutschemark as its functional currency. The new Euro currency replaced the deutschemark as well as most other European Union currencies on January 1, 2002. As most of Bally Wulff’s transactions are within Germany, the switch to the Euro is not expected to have a material impact on revenues, expenses or income.

ALLIANCE GAMING CORPORATION
FORM 10-Q

For the Quarter Ended December 31, 2001

Results of Operations:

General

The following tables set forth the earnings before interest, taxes, depreciation and amortization (EBITDA) and operating income for the Company’s four business units excluding unusual charges, for the following periods (in 000’s):

	Three Months Ending December 31,		Six Months Ending December 31,

	2000	2001	2000	2001

EBITDA by Business Unit:
Bally Gaming and Systems	$8,850	$12,405	$16,518	$24,289
Wall Machines and Amusement Games	3,405	5,782	5,312	5,693
Route Operations	6,017	6,596	11,947	13,236
Casino Operations	6,089	5,759	12,792	12,085
Corporate Administrative Expenses	(2,539)	(2,826)	(5,109)	(5,002)

EBITDA	$21,822	$27,716	$41,460	$50,301

Operating Income (Expense):
Bally Gaming and Systems	$6,742	$10,009	$12,415	$19,939
Wall Machines and Amusement Games	2,108	4,491	2,642	3,133
Route Operations	3,718	4,024	7,461	7,144
Casino Operations	5,517	5,284	11,672	11,151
Corporate Administrative Expenses	(2,927)	(3,408)	(5,901)	(6,106)

Total Operating Income	$15,158	$20,400	$28,289	$35,261

The Company believes that the analysis of EBITDA is a useful adjunct to net income, cash flow and other GAAP measurements. However, EBITDA should not be construed as an alternative to other GAAP measures of performance such as cash flows generated by operating, investing and financing activities as a measure of liquidity. EBITDA may not be comparable to similarly titled measures reported by other companies.

ALLIANCE GAMING CORPORATION
FORM 10-Q

For the Quarter Ended December 31, 2001

Three Months Ended December 31, 2000 and 2001

Bally Gaming and Systems

For the quarter ended December 31, 2001, the Bally Gaming and Systems business unit reported revenues of $51.6 million, an increase of 34% compared to revenues of $38.6 million in the prior year quarter. Gaming Products sales totaled $26.9 million, an increase of 27% compared to $21.2 million in the prior year quarter. New unit sales totaled 3,250 units, a 25% increase compared to 2,600 in the prior year quarter. The average new unit selling price increased 4% from the prior year quarter to $6,500. Bally Systems reported revenues of $11.8 million, an increase of 6% compared to $11.1 million in the prior year quarter. Bally Systems reported shipments of 8,500 game monitoring units, a slight increase compared to 8,400 units in the prior year quarter. The Bally Systems revenue growth was primarily a result of continued strength in new system installations and higher levels of recurring hardware and software support revenues resulting from the larger base of installed systems. Gaming Operations reported revenues of $12.9 million, an increase of 105% compared to $6.3 million in the prior year quarter. The increased revenues were driven by an increase in the installed base of recurring revenue units, which total approximately 3,700 units as of December 31, 2001, compared to approximately 2,660 units at December 31, 2000, and an increase in the revenue per unit as a result of a 124% increase in the base of higher revenue wide-area progressive games deployed.

For the quarter ended December 31, 2001, the overall gross margin percentage for Bally Gaming and Systems improved to 56% compared to 54% in the prior year quarter. The improvement was due to improved margin contribution for gaming machines sales as a result of the improved fixed cost absorption rate resulting from the increased volume of new unit sales.

The Bally Gaming and Systems business unit reported operating income of $10.0 million, compared to an operating income of $6.7 million in the prior year quarter. The increase in operating income resulted primarily from increases in revenues and improved margins, as well as the reduced overhead cost structure. Research and development costs totaled $3.1 million, an increase of 12% compared to the prior year quarter.

Wall Machines and Amusement Games

For the quarter ended December 31, 2001, Wall Machines and Amusement Games reported revenues of $25.5 million, an increase of 24% compared to revenues of $20.6 million in the prior year quarter. The increase in revenues resulted primarily from a 10% increase in the selling price of new wall machines, and a 24% increase in the number of leased wall machines, offset by 3% decrease in the number of new wall machine units sold. There have been several recent regulatory changes, which had a significant impact on the wall machine market. First, in order to assist arcade operators with the transition to the Euro currency, the normal 48 month life for a wall machine was allowed to be extended for the period from October 2001 to February 2002. Secondly, the regulations regarding play parameters have been amended to increase the speed of play of wall machines by 25%. In addition, with the adoption of the Euro on January 1, 2002, customers purchased conversion kits for the Euro currency resulting in revenues of $3.0 million, which will likely cease in the March 2002 quarter. The Company experienced strong demand for its Euro denominated wall machines as well as games with the new faster play programs. The currency translation impact of the fluctuation of the German mark versus the U.S. dollar increased revenues by $0.8 million during the current quarter.

The Wall Machines and Amusement Games business unit continued its leasing program whereby new wall machines and certain amusement games are leased to customers pursuant to operating leases which provide a stream of revenues and cash flows over the term of the leases which range from six months to three and one half years. As of December 31,

ALLIANCE GAMING CORPORATION
FORM 10-Q

For the Quarter Ended December 31, 2001

2001, a total of 7,130 machines were deployed in the leasing program compared to 5,770 at December 31, 2000, an increase of 24%.

For the quarter ended December 31, 2001, gross profit margin increased to 49% from 46% in the prior year quarter. This increase was primarily due to an increase in the average new unit selling price, offset by a decrease in the number of units sold which impacted the fixed cost absorption rate. Wall Machines and Amusement Games reported an operating income of $4.5 million, compared to operating income of $2.1 million in the prior year quarter.

Route Operations

For the quarter ended December 31, 2001, the Route Operations business unit reported total revenues of approximately $55.8 million, an increase of 3% compared to revenues of $53.9 million in the prior year quarter. Revenues from the Nevada route operations increased to approximately $52.3 million or 5% over the prior year quarter. This improvement was attributable to an increase in the average net win per gaming machine per day of 1% to $67.25 from $66.40 in the prior year quarter and a 4% increase in the weighted average number of gaming machines during the current quarter to 8,380 units as compared to 8,040 units in the prior year quarter. Gamblers’ Bonus, a cardless players club and player tracking system continued to have a favorable impact on the net win per day. As of December 31, 2001, the Gamblers’ Bonus product was installed in over 3,975 gaming machines at approximately 386 locations statewide or 48% of the installed base of gaming machines. Revenues from route operations in Louisiana totaled $3.5 million, a decrease of 15% compared to the prior year quarter. This decrease was primarily the result of a decline in the net win per gaming machine per day of 15% to $55.50 from $65.30 in the prior year quarter and slightly lower average number of gaming units deployed. These revenue declines also reflect the competitive market resulting from the significant increase in the number of truck stop casinos in the metro New Orleans area. During the quarter, the Company entered into an extension of the operating agreement with the host establishments, allowing the Company to continue to operate gaming devices in the locations until April 2003 and continues to hold a right of first refusal for additional five-year term.

For the quarter ended December 31, 2001, cost of revenues for Route Operations totaled as a percentage of revenues, decreased to 79% from 81% in the prior year quarter. This improvement is the result of reduced game rental costs, which resulted from the payoff of high cost game leases in June 2001.

For the quarter ended December 31, 2001, the Route Operations business unit reported operating income of $4.0 million, an increase of 8% compared to operating income of $3.7 million in the prior year quarter.

Casino Operations

For the quarter ended December 31, 2001, the Casino Operations business unit reported revenues of $17.6 million, an increase of 3% compared to revenues of $17.1 million in the prior year quarter. This improvement is due to a 5% increase in revenues at the Rail City Casino and a 2% increase in revenues at the Rainbow Casino. Rainbow Casino revenue increase was attributable to a 2% increase in the average number of gaming machines, and offset by a 1% decrease in the net win per day to $134. Since the events of September 11th, weekday play has been below historical norms. The revenue improvement at the Rail City Casino was attributable to a 9% increase in the average number of gaming machines and offset by a decrease in the average gaming machine net win per day of 4% to $81 from $85 in the prior year quarter.

For the quarter ended December 31, 2001, the cost of revenues for Casino Operations as a percentage of revenues, improved to 45% compared to 47% for the prior year quarter. This improvement was a result of the increase in revenues, which were achieved without incremental increases in certain operating costs. Cost of casino revenues includes gaming taxes, rental costs and direct labor including payroll taxes and benefits.

ALLIANCE GAMING CORPORATION
FORM 10-Q

For the Quarter Ended December 31, 2001

Net Interest Expense and Income Taxes

Interest expense (net of interest income) for the quarter ended December 31, 2001, totaled $6.7 million, and compared to the net interest expense of $8.6 million in the prior year quarter. The decrease is a result of a lower interest rates on the bank credit facility.

The Company recorded an income tax provision of $0.1 million in the quarter ended December 31, 2001, compared to a provision of $0.3 million in the prior year quarter. The current year quarter tax provision represents primarily estimated state income and franchise taxes.

Six Months Ended December 31, 2000 and 2001

Bally Gaming and Systems

For the six months ended December 31, 2001, the Bally Gaming and Systems business unit reported revenues of $96.8 million, an increase of 34% compared to revenues of $72.2 million in the prior year quarter. Gaming Products sales totaled $47.9 million, an increase of 25% compared to $38.3 million in the prior year period. New unit sales totaled 5,700 units, a 22% increase compared to 4,700 in the prior year period. The average new unit selling price increased 2% from the prior year period to $6,400. Bally Systems reported revenues of $24.6 million, an increase of 19% compared to $20.6 million in the prior year period. Bally Systems reported shipments of 17,580 game monitoring units, a 22% increase compared to 14,400 units in the prior year period. Gaming Operations reported revenues of $24.3 million, an increase of 83% compared to $13.3 million in the prior year period. The overall gross margin percentage for Bally Gaming and Systems improved to 56% compared to 54% in the prior year period. The Bally Gaming and Systems business unit reported operating income of $19.9 million, compared to an operating income of $12.4 million in the prior year period. Research and development costs totaled $6.2 million, an increase of 15% compared to the prior year period.

Wall Machines and Amusement Games

For the six months ended December 31, 2001, Wall Machines and Amusement Games reported revenues of $38.1 million, an increase of 8% compared to revenues of $35.4 million in the prior year period. The increase in revenues resulted primarily from a 2% increase in the selling price of new wall machines, and a 24% increase in the number of leased wall machines, offset by 7% decrease in the number of new wall machine units sold. The currency translation impact of the fluctuation of the German mark versus the U.S. dollar increased revenues by $0.4 million during the current period. The gross profit margin slightly improved to 46% from 45% in the prior year period. Wall Machines and Amusement Games reported an operating income of $3.1 million, compared to operating income of $2.6 million in the prior year period. The current year to date operating income reverses the operating loss reported in the first quarter and was driven by the increased revenue and improved margins as discussed above.

ALLIANCE GAMING CORPORATION
FORM 10-Q

For the Quarter Ended December 31, 2001

Route Operations

For the six months ended December 31, 2001, the Route Operations business unit reported total revenues of approximately $109.6 million, an increase of 3% compared to revenues of $106.8 million in the prior year period. Revenues from the Nevada route operations increased to approximately $102.6 million or 4% over the prior year period. This improvement was attributable to an increase in the average net win per gaming machine per day of 2% to $66.80 from $65.40 in the prior year period and a 4% increase in the weighted average number of gaming machines during the current period to 8,275 units as compared to 7,980 units in the prior year period. Revenues from route operations in Louisiana totaled $7.0 million, a decrease of 17% compared to the prior year period. This decrease was primarily the result of a decline in the net win per gaming machine per day of 15% to $58.00 from $68.00 in the prior year period and slightly lower average number of gaming units deployed. Cost of revenues for Route Operations totaled as a percentage of revenues, decreased to 79% from 81% in the prior year period. The Route Operations business unit reported operating income of $7.1 million, a decrease of 4% compared to operating income of $7.5 million in the prior year period.

Casino Operations

For the six months ended December 31, 2001, the Casino Operations business unit reported revenues of $35.8 million, an increase of 2% compared to revenues of $35.0 million in the prior year period. This improvement is due to a 9% increase in revenues at the Rail City Casino and a 1% increase in revenues at the Rainbow Casino. The slight improvement in revenue at the Rainbow Casino was attributable to a 2% increase in the net win per day to $141, and offset by a 3% decrease in the average number of gaming machines. The revenue improvement at the Rail City Casino was attributable to an increase in the average gaming machine net win per day of 1% to $84 from $83 in the prior year period and a 9% increase in the average number of gaming machines. The cost of revenues for Casino Operations as a percentage of revenues, was 45% compared to 44% for the prior year period.

Net Interest Expense and Income Taxes

Interest expense (net of interest income) for the six months ended December 31, 2001, totaled $13.9 million, compared to $17.5 million in the prior year period. The decrease is a result of a lower interest rates on the bank credit facility.

The Company recorded an income tax provision of $0.2 million in the six months ended December 31, 2001, compared to $0.7 million in the prior year period. The current year period tax provision represents primarily estimated state income and franchise taxes.

ALLIANCE GAMING CORPORATION
FORM 10-Q

For the Quarter Ended December 31, 2001

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

For the Quarter Ended December 31, 2001

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Part 1, Item 7A, of the Company’s annual report on Form 10-K, for the fiscal year ended June 30, 2001. There have been no material changes in market risks since the fiscal year end.

PART II

ITEM  1.  Legal Proceedings

Refer to Part 1, Item 3, of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2001. There have been no material changes in any legal proceedings since the fiscal year end.

ITEM  4.  Submission of Matters to a Vote of Security Holders

On December 11, 2001, the Company held its annual shareholders meeting at which the shareholders were asked to vote on the election of two directors and the approval of the Company’s 2001 Long Term Incentive Plan (the “2001 Plan”). Of the 22,056,863 shares of common stock outstanding, 19,209,225 shares were voted for, and 830,424 withheld from Mr. Morton Topfer; and 17,460,609 shares were voted for, and 2,579,040 withheld from Mr. Jacques Andre; and 8,923,198 shares were voted for and 4,881,786 shares against the approval of the 2001 Plan. Additionally, the shareholders ratified the Board of Director's appointment of Arthur Andersen LLP to act as independent public accountants of the Company for the fiscal year ending June 30, 2002.

ITEM  6.  Exhibits and Reports on Form 8-K

a.	Exhibits

	4.8	Amendment No. 1 to Loan Agreement dated June 22, 2001 among Alliance Gaming Corporation, Bally Wulff Vertriebs GmbH, Bally Wulff Automaten GmbH and various lenders and Bank of America, N.A. (Administration Agent)

	10.34	Amended and restated 2001 Long Term Incentive Plan.

b.	Reports on Form 8-K

The Company filed a Form 8-K on October 29, 2001 announcing the completion of the acquisition of 100% of the stock of Casino Market Place Development Corporation.

The Company filed a Form 8-K on December 20, 2001 announcing the signing of a definitive purchase agreement to acquire 100% of the stock of Advance Casino Systems Corporation, which is expected to close before March 31, 2002.

ALLIANCE GAMING CORPORATION
FORM 10-Q

For the Quarter Ended December 31, 2001

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

ALLIANCE GAMING CORPORATION (Registrant)

By	/s/ Robert Miodunski President and Chief Executive Officer (Principal Executive Officer)

By	/s/ Robert L. Saxton Sr. Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)