Form 10-Q
period 2002-03-31
ALLIANCE GAMING CORP
filed 2002-05-10
CIK 2491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2002

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
[X]  Yes   [   ]  No

The number of shares of Common Stock, $0.10 par value, outstanding as of May 1, 2002, according to the records of the registrant’s registrar and transfer agent was 48,730,000.

PART 1
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II
ITEM 1. Legal Proceedings
ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES

ALLIANCE GAMING CORPORATION
FORM 10-Q

March 31, 2002

I N D E X

PART 1

ALLIANCE GAMING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In 000’s, except share data)

	June 30,	March 31,
	2001	2002

ASSETS
Current assets:
Cash and cash equivalents	$54,845	$48,982
Accounts and notes receivable, net of allowance for doubtful accounts of $15,591 and $15,260	79,369	91,255
Inventories, net of reserves of $7,128 and $8,328	35,082	48,813
Other current assets	10,814	10,958

Total current assets	180,110	200,008

Long-term notes receivable, net of allowance for doubtful accounts of $410 and $648	1,433	1,905
Leased equipment, net of accumulated depreciation of $14,986 and $14,175	22,677	26,019
Property, plant and equipment, net of accumulated depreciation of $74,245 and $77,181	88,412	95,080
Excess of costs over net assets of acquired businesses, net of accumulated amortization of $7,433 and $7,481	49,514	54,576
Intangible assets, net of accumulated amortization of $20,693 and $25,189	22,212	37,036
Deferred tax assets, net of valuation allowance of $66,829 and $53,977	11,944	15,524
Other assets, net of reserves of $1,826 and $1,875	3,895	4,023

Total assets	$380,197	$434,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,531	$17,830
Accrued liabilities	45,714
		46,404
Jackpot Liabilities	1,264
		6,018
Current maturities of long-term debt	932	2,142

Total current liabilities	67,441	72,394

Long-term debt, net	339,168	341,047
Other liabilities	11,493	14,406

Total liabilities	418,102	427,847

Minority interest	1,300	1,372
Commitments and contingencies
Stockholders’ deficiency:
Special Stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 120 shares and 115 shares issued and outstanding	12	12
Common Stock, $.10 par value; 100,000,000 shares authorized; 21,776,000 and 49,170,000 shares issued and outstanding	2,178	4,922
Treasury stock at cost, 513,000 shares	(501)	(501)
Additional paid-in capital	147,828	151,613
Accumulated other comprehensive losses	(27,919)	(26,434)
Accumulated deficit	(160,803)	(124,660)

Total stockholders’ equity	(39,205)	4,952

Total liabilities and stockholders’ equity	$380,197	$434,171

See notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In 000’s, except per share data)

	Three Months Ended March 31,

	2001	2002

Revenues:
Gaming equipment and systems	$41,367	$57,519
Wall machines and amusement games	20,561	20,531
Route operations	56,385	57,781
Casino operations	20,156	19,001

	138,469	154,832

Costs and expenses:
Cost of gaming equipment and systems	21,486	24,279
Cost of wall machines and amusement games	10,807	9,608
Cost of route operations	45,381	45,547
Cost of casino operations	8,633	8,104
Selling, general and administrative	25,419	30,292
Research and development	3,553	4,227
Depreciation and amortization	7,048	8,070

	122,327	130,127

Operating income	16,142	24,705
Other income (expense):
Interest income	157	282
Interest expense	(8,578)	(6,820)
Minority interest	(655)	(609)
Other, net	(97)	(757)

Income before income taxes	6,969	16,801
Income tax provision	(149)	(902)

Net income	$6,820	$15,899

Basic earnings per share	$0.17	$0.33

Diluted earnings per share	$0.16	$0.32

Weighted average common shares outstanding	41,724	48,118

Weighted average common and common share equivalents outstanding	43,260	49,570

See notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In 000’s, except per share data)

	Nine Months Ended March 31,

	2001	2002

Revenues:
Gaming equipment and systems	$113,579	$154,311
Wall machines and amusement games	55,999	58,654
Route operations	163,214	167,345
Casino operations	55,131	54,787

	387,923	435,097

Costs and expenses:
Cost of gaming equipment and systems	54,751	66,674
Cost of wall machines and amusement games	30,274	30,221
Cost of route operations	131,581	132,326
Cost of casino operations	24,137	24,305
Selling, general and administrative	72,313	86,769
Research and development	10,217	11,726
Depreciation and amortization	20,219	23,110

	343,492	375,131

Operating income	44,431	59,966
Other income (expense):
Interest income	513	1,046
Interest expense	(26,457)	(21,500)
Minority interest	(1,659)	(1,477)
Other, net	(273)	(769)

Income before income taxes	16,555	37,266
Income tax provision	(861)	(1,123)

Net income	$15,694	$36,143

Basic earnings per share	$0.38	$0.80

Diluted earnings per share	$0.38	$0.77

Weighted average common shares outstanding	40,896	45,060

Weighted average common and common share equivalents outstanding	41,696	46,904

See notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended March 31, 2002
(In 000’s)

								Total
						Accumulated		Stock-
	Common Stock				Additional	Other		holders'
			Series E	Treasury	Paid-in	Comprehensive	Accum.	Equity
	Shares	Dollars	Special Stock	Stock	Capital	Loss	Deficit	(Deficiency)

Balances at June 30, 2001	21,776	$2,178	$12	$(501)	$147,828	$(27,919)	$(160,803)	$(39,205)
Net income	—	—	—	—	—	—	36,143	36,143
Foreign currency translation adjustment	—	—	—	—	—	1,485	—	1,485

Total comprehensive income								37,628
Shares issued upon exercise of options and warrants	2,809	283	—	—	6,246	—	—	6,529
Common shares issued upon 2-for-1 stock split	24,585	2,461	—	—	(2,461)	—	—	—

Balances at March 31, 2002	49,170	$4,922	$12	$(501)	$151,613	$(26,434)	$(124,660)	$4,952

See notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In 000’s)

	Nine Months Ended March 31,

	2001	2002

Cash flows from operating activities:
Net income	$15,694	$36,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,219	23,110
Amortization of debt discount	40	59
(Gain) loss on sale of assets	460	250
Provision for losses on doubtful receivables	3,415	3,266
Deferred taxes	—	(215)
Other	1,630	375
Net change in operating assets and liabilities:
Accounts and notes receivable	1,772	(12,393)
Inventories	(8,788)	(18,469)
Other current assets	1,976	1,581
Accounts payable	9,182	(3,328)
Accrued liabilities	(2,762)	701

Net cash provided by operating activities	42,838	31,080

Cash flows from investing activities:
Additions to property, plant and equipment	(9,171)	(12,218)
Additions to participation gaming devices	(6,555)	(12,498)
Additions to other long-term assets	(2,189)	(4,368)
Acquisitions, net of cash acquired	—	(15,333)
Proceeds from disposal of property and equipment and other assets	139	67

Net cash used in investing activities	(17,776)	(44,350)

Cash flows from financing activities:
Reduction of long-term debt	(2,360)	(1,376)
Capitalized debt issuance costs	—	(660)
Net increase (decrease) in revolving credit facility	(8,118)	—
Purchase of common stock for treasury	(436)	—
Proceeds from exercise of stock options and warrants	443	6,529

Net cash provided by (used in) financing activities	(10,471)	4,493

Effect of exchange rate changes on cash	(161)	2,914
Cash and cash equivalents:
Increase (decrease) for period	14,430	(5,863)
Balance, beginning of period	32,044	54,845

Balance, end of period	$46,474	$48,982

See notes to unaudited condensed consolidated financial statements

ALLIANCE GAMING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments, that management believes are necessary to present fairly the financial position, results of operations and cash flows of Alliance Gaming Corporation (“Alliance” or the “Company”) for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results, which may be expected for any other interim period, or for the year as a whole. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company’s annual report on Form 10-K for the year ended June 30, 2001. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements at June 30, 2001, were derived from audited consolidated financial statements, but do not include all disclosures required under generally accepted accounting principles. Certain reclassifications have been made to conform to the current year presentation.

On March 19, 2002, the Company completed the acquisition of Advance Casino Systems Corporation (ACSC), a provider of hotel and casino management systems, which is included in the reported results for Bally Gaming and Systems since the acquisition date. The Company paid approximately $8.5 million net of cash received for ACSC, which was accounted for pursuant to the provisions of Statement of Financial Accounting Standards No. 141 “Business Combinations” (SFAS No. 141).

2.   INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Cost elements included for work-in-process and finished goods include raw materials, freight, direct labor and manufacturing overhead.

Inventories, net of reserves, consist of the following (in 000’s):

	June 30,	Mar. 31,
	2001	2002

Raw materials	$15,222	$17,129
Work-in-process	1,774	2,093
Finished goods	18,086	29,591

Total inventories	$35,082	$48,813

3.   DEBT

       Long-term debt consists of the following (in 000’s):

	June 30,	Mar. 31,
	2001	2002

Term loan facility	$190,000	$190,000
10% Senior Subordinated Notes due 2007, net of unamortized discount of $495 and $436	149,505	149,564
Other subordinated debt	—	2,995
Other, primarily secured by related equipment	595	630

	340,100	343,189
Less current maturities	932	2,142

Long-term debt, less current maturities	$339,168	$341,047

ALLIANCE GAMING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 22, 2001, the Company completed a senior bank debt refinancing transaction whereby the Company entered into a $190 million term loan facility and a $25 million revolving credit facility (which can be increased by $15 million at the Company’s discretion through the term of the revolving credit facility). Proceeds from the new term loan were used to repay the existing bank term loans and credit facility, totaling $166.0 million, to repay certain gaming equipment operating leases totaling $13.0 million, and to pay transaction fees and expenses. The term loan has an interest rate of LIBOR plus 3.75% (or 5.9% as of March 31, 2002), has a 1% per year mandatory principal amortization, and a 5.5 year maturity. Effective April 29, 2002, the Company obtained an amendment to the credit agreement, which reduced the term loan interest rate to Libor plus 3.25%. The revolving credit facility commitment decreases ratably over its 5-year commitment. During the quarter ended March 31, 2002, the Company borrowed $5.0 million on the revolving credit facility and then repaid the borrowing before the end of the quarter. As of March 31, 2002, there were no borrowings outstanding on the revolving credit facility.

The bank facility is collateralized by substantially all domestic property and is guaranteed by each domestic subsidiary of the U.S. Borrower and German Subsidiaries (both as defined), other than the entities that hold the Company’s interest in its Louisiana and Mississippi operations, and is secured by both a U.S. and German Pledge Agreement (both as defined). The bank facility contains a number of maintenance covenants and has other significant covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries to dispose of assets, incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of the Company’s subsidiaries, engage in mergers or acquisitions, or engage in certain transactions with subsidiaries and affiliates, and that may otherwise restrict corporate activities. As of March 31, 2002, the Company is in compliance with these covenants.

The Senior Subordinated Notes bear interest at 10%, are due in 2007, and are general unsecured obligations of the Company, ranking subordinate in right of payment to all Senior Debt (as defined) of the Company, including indebtedness under the bank facility. The Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by all existing and future domestic Restricted Subsidiaries of the Company, subject to certain exceptions including the partially-owned entities through which its Mississippi casino and Louisiana route operations are conducted. The Subsidiary Guarantees are general unsecured obligations of the Guarantors, ranking subordinate in right of payment to all Senior Debt of the Guarantors. The Company will be able to designate other current or future subsidiaries as Unrestricted Subsidiaries under certain circumstances. Unrestricted Subsidiaries will not be required to issue a Subsidiary Guarantee and will not be subject to many of the restrictive covenants set forth in the Indenture pursuant to which the Senior Subordinated Notes were issued. The Indenture for the Company’s Senior Subordinated Notes contains various covenants, including limitations on incurrence of additional indebtedness, on restricted payments and on dividend and payment restrictions on subsidiaries. The Senior Subordinated Notes indenture generally allows for redemption of the notes, in whole or in part, beginning on August 1, 2002 at 105%; after August 1, 2003 at 103.3%; after August 1, 2004 at 101.7%; and any time after August 1, 2005 at par. Upon the occurrence of a Change of Control (as defined), the holders of the Senior Subordinated Notes will have the right to require the Company to purchase their notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest. The Company is in compliance with the operational covenants contained in the indenture for the Senior Subordinated Notes.

4.   INCOME TAXES

The Company’s effective tax rate for the nine months ended March 31, 2001, and 2002, differ from the statutory rate of 35% primarily because no Federal income tax expense has been recorded for the taxable income produced by the Companies’ domestic subsidiaries as such earnings were offset against net operating loss (NOL) carry forwards. The tax expense recorded represents primarily estimated state income taxes and a $0.5 million tax charge in Germany.

ALLIANCE GAMING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.   NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 and No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142).

SFAS No. 141 establishes accounting and reporting standards for business combinations and the related issues of allocations of purchase price to assets and liabilities acquired. The Company adopted the provision of SFAS No. 141 effective July 1, 2001. The adoption of SFAS No. 141 did not have a material impact on the financial position or results of operations of the Company.

SFAS No. 142 revises the existing accounting standards for both goodwill and intangible assets. The Company adopted the provisions of SFAS No. 142 effective July 1, 2001. In accordance with the transition rules, the Company engaged an independent third-party specialist to provide a valuation for certain of the Company’s reporting units, which have associated goodwill. As a result of this valuation assessment, the Company determined that there was no impairment of goodwill as of the adoption date. The Company will continue to perform tests for potential impairment of goodwill on an annual basis. In accordance with the provision of SFAS No. 142, goodwill is no longer being amortized, therefore amortization expense decreased by $0.3 million for the quarter ended March 31, 2002, compared to the prior year period.

6.   STOCK SPLIT

Effective March 20, 2002, the Company's Board of Directors approved a 2-for-1 stock split effective as of April 9, 2002. All share and per share information presented in the Unaudited Condensed Consolidated Financial Statements and notes thereto has been adjusted to reflect this stock split.

7.   EARNINGS PER SHARE

The computation of basic and diluted earnings per share, reflecting the April 9, 2002 stock split, is as follows (in 000’s except per share amounts):

	Three months ended		Nine months ended
	March 31,		March 31,

	2001	2002	2001	2002

Net income	$6,820	$15,899	$15,694	$36,143
Wt. average common shares outstanding	41,724	48,118	40,896	45,060
Effect of stock options outstanding	1,452	1,448	792	1,326
Effect of warrants outstanding	76	2	—	516
Effect of Series E Special Stock outstanding	8	2	8	2

Wt. average common and potential shares outstanding	43,260	49,570	41,696	46,904

Basic earnings per share	$0.17	$0.33	$0.38	$0.80

Diluted earnings per share	$0.16	$0.32	$0.38	$0.77

On January 2, 2002, the third and final tranche of certain stock purchase warrants became vested. During the nine months ended March 31, 2002, a total of 2.8 million post-split shares were issued in satisfaction of these warrants.

ALLIANCE GAMING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.   SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in four business segments: (i) Gaming Equipment and Systems designs, manufactures, operates and distributes gaming machines and computerized monitoring systems for gaming machines, (ii) Wall Machines and Amusement Games designs, manufactures and distributes wall-mounted gaming machines and distributes third party manufactured amusement games, (iii) Route Operations owns and manages a significant installed base of gaming machines, and (iv) Casino Operations owns and operates two casinos.

The tables below present information as to the Company’s revenues, intersegment revenues and operating income (in 000’s):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2001	2002	2001	2002

Revenues:
Gaming equipment and systems	$41,367	$57,519	$113,579	$154,311
Wall machines and amusement games	20,561	20,531	55,999	58,654
Route operations	56,385	57,781	163,214	167,345
Casino operations	20,156	19,001	55,131	54,787

Total revenues	$138,469	$154,832	$387,923	$435,097

Intersegment revenues:
Gaming equipment and systems	$994	$1,189	$2,828	$5,600
Wall machines and amusement games	14	—	42	—
Route operations	—	—	—	—
Casino operations	—	—	—	—

Total intersegment revenues	$1,008	$1,189	$2,870	$5,600

Operating income:
Gaming equipment and systems	$5,428	$13,638	$17,843	$33,577
Wall machines and amusement games	2,597	3,207	5,239	6,340
Route operations	3,717	4,648	11,178	11,792
Casino operations	7,525	6,435	19,197	17,586
Corporate	(3,125)	(3,223)	(9,026)	(9,329)

Total operating income	$16,142	$24,705	$44,431	$59,966

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

ALLIANCE GAMING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information as to the Company’s revenues and operating income by geographic region (in $000’s):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2001	2002	2001	2002

Revenues:
United States	$115,741	$129,228	$322,696	$359,349
Germany	21,018	24,410	60,295	69,267
Other foreign	1,710	1,194	4,932	6,481

Total revenues	$138,469	$154,832	$387,923	$435,097

Operating income:
United States	$13,452	$20,491	$37,893	$49,854
Germany	2,309	3,965	5,044	8,397
Other foreign	381	249	1,494	1,715

Total operating income	$16,142	$24,705	$44,431	$59,966

9.   SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information is related to the unaudited condensed consolidated statements of cash flows.

	Nine months ended March 31,

	2001	2002

Non-cash transactions:
Reclassify other assets to property, plant and equipment	$600	$341
(Favorable)/unfavorable translation rate adjustment	4,523	1,429
Conversion of Series E Special Stock into common stock	4,585	—
Reclassify inventory to equipment	2,050	4,649

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

ALLIANCE GAMING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS
June 30, 2001
(In 000’s)

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Elimina-	and
	Subsidiaries	Subsidiaries	tions	Subsidiaries

ASSETS
Current assets:
Cash and cash equivalents	$41,502	$13,343	$—	$54,845
Accounts and notes receivable, net	58,769	37,769	(17,169)	79,369
Inventories, net	24,555	10,527	—	35,082
Other current assets	8,178	2,636	—	10,814

Total current assets	133,004	64,275	(17,169)	180,110

Long-term notes receivable, net	53,162	433	(52,162)	1,433
Leased equipment, net	16,374	6,303	—	22,677
Property, plant and equipment, net	54,399	34,013	—	88,412
Excess of costs over net assets of acquired businesses, net	35,547	13,967	—	49,514
Intangible assets, net	22,096	116	—	22,212
Investments in subsidiaries	84,228	—	(84,228)	—
Deferred tax assets, net	10,137	1,807	—	11,944
Other assets, net	10,167	(6,638)	366	3,895

	$419,114	$114,276	$(153,193)	$380,197

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities:
Accounts payable	$17,118	$2,413	$—	$19,531
Accrued liabilities	36,384	9,999	(669)	45,714
Jackpot liabilities	1,264	—	—	1,264
Current maturities of long-term debt	488	16,955	(16,511)	932

Total current liabilities	55,254	29,367	(17,180)	67,441

Long term debt	391,032	132	(51,996)	339,168
Other liabilities	10,733	760	—	11,493

Total liabilities	457,019	30,259	(69,176)	418,102

Minority interest	1,300	—	—	1,300
Commitments and contingencies
Stockholders’ equity (deficiency):
Series E Special Stock	12	—	—	12
Common Stock	2,178	17,832	(17,832)	2,178
Treasury stock	(501)	—	—	(501)
Additional paid-in capital	147,828	7,862	(7,862)	147,828
Accumulated other comprehensive loss	(27,919)	(27,939)	27,939	(27,919)
Retained earnings (accumulated deficit)	(160,803)	86,262	(86,262)	(160,803)

Total stockholders’ equity (deficiency)	(39,205)	84,017	(84,017)	(39,205)

	$419,114	$114,276	$(153,193)	$380,197

See accompanying unaudited note.

ALLIANCE GAMING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS

March 31, 2002
(In 000’s)

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Adjust-	and
	Subsidiaries	Subsidiaries	ments	Subsidiaries

ASSETS
Current assets:
Cash and cash equivalents	$34,731	$14,251	$—	$48,982
Accounts and notes receivable, net	64,485	41,820	(15,050)	91,255
Inventories, net	35,106	13,707	—	48,813
Other current assets	9,196	1,762	—	10,958

Total current assets	143,518	71,540	(15,050)	200,008

Long-term notes receivable, net	57,723	408	(56,226)	1,905
Leased equipment, net	18,232	7,787	—	26,019
Property, plant and equipment, net	59,673	35,407	—	95,080
Excess of costs over net assets of acquired businesses, net	40,456	14,120	—	54,576
Intangible assets, net	36,816	220	—	37,036
Investment in subsidiaries	95,845	—	(95,845)	—
Other assets, net	22,616	(3,455)	386	19,547

	$474,879	$126,027	$(166,735)	$434,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,858	$2,972	$—	$17,830
Accrued liabilities	34,609	13,009	(1,214)	46,404
Jackpot liabilities	6,018	—	—	6,018
Current maturities of long-term debt	1,909	14,060	(13,827)	2,142

Total current liabilities	57,394	30,041	(15,041)	72,394

Long term debt	397,092	15	(56,060)	341,047
Other liabilities	14,069	337	—	14,406

Total liabilities	468,555	30,393	(71,101)	427,847

Minority interest	1,372	—	—	1,372
Commitments and contingencies
Stockholders’ equity (deficiency):
Series E Special Stock	12	—	—	12
Common Stock	4,922	17,832	(17,832)	4,922
Treasury stock	(501)	—	—	(501)
Additional paid-in capital	151,613	7,862	(7,862)	151,613
Accumulated other comprehensive income	(26,434)	(26,454)	26,454	(26,434)
Retained earnings (accumulated deficit)	(124,660)	96,394	(96,394)	(124,660)

Total stockholders’ equity	4,952	95,634	(95,634)	4,952

	$474,879	$126,027	$(166,735)	$434,171

See accompanying unaudited note.

ALLIANCE GAMING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2002
(In 000’s)

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Adjust-	and
	Subsidiaries	Subsidiaries	ments	Subsidiaries

Revenues:
Gaming equipment and systems	$55,339	$5,073	$(2,893)	$57,519
Wall machines and amusement games	—	20,531	—	20,531
Route operations	53,581	4,200	—	57,781
Casino operations	5,054	13,947	—	19,001

	113,974	43,751	(2,893)	154,832
Costs and expenses:
Cost of gaming equipment and systems	24,301	2,871	(2,893)	24,279
Cost of wall machines and amusement games	—	9,608	—	9,608
Cost of route operations	42,827	2,720	—	45,547
Cost of casino operations	2,843	5,261	—	8,104
Selling, general and administrative	19,474	10,818	—	30,292
Research and development	3,588	639	—	4,227
Depreciation and amortization	6,327	1,743	—	8,070

	99,360	33,660	(2,893)	130,127

Operating income	14,614	10,091	—	24,705
Earnings in consolidated subsidiaries	7,119	—	(7,119)	—
Other income (expense):
Interest income	371	191	(280)	282
Interest expense	(6,804)	(296)	280	(6,820)
Rainbow royalty	1,739	(1,739)	—	—
Minority interest	(609)	—	—	(609)
Other, net	(394)	(363)	—	(757)

Income before income taxes	16,036	7,884	(7,119)	16,801
Income tax benefit (provision)	(137)	(765)	—	(902)

Net income	$15,899	$7,119	$(7,119)	$15,899

See accompanying unaudited note.

ALLIANCE GAMING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2001
(In 000’s)

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Adjust-	and
	Subsidiaries	Subsidiaries	ments	Subsidiaries

Revenues:
Gaming equipment and systems	$40,232	$2,168	$(1,033)	$41,367
Wall machines and amusement games	—	20,561	—	20,561
Route operations	52,012	4,373	—	56,385
Casino operations	4,946	15,210	—	20,156

	97,190	42,312	(1,033)	138,469
Costs and expenses:
Cost of gaming equipment and systems	21,074	1,445	(1,033)	21,486
Cost of wall machines and amusement games	—	10,807	—	10,807
Cost of route operations	42,580	2,801	—	45,381
Cost of casino operations	2,851	5,782	—	8,633
Selling, general and administrative	16,179	9,240	—	25,419
Research and development	2,926	627	—	3,553
Depreciation and amortization	5,080	1,968	—	7,048

	90,690	32,670	(1,033)	122,327

Operating income	6,500	9,642	—	16,142
Earnings in consolidated subsidiaries	6,823	—	(6,823)	—
Other income (expense):
Interest income	99	100	(42)	157
Interest expense	(8,066)	(554)	42	(8,578)
Rainbow royalty	1,882	(1,882)	—	—
Minority interest	(655)	—	—	(655)
Other, net	144	(241)	—	(97)

Income before income taxes	6,727	7,065	(6,823)	6,969
Income tax benefit (provision)	93	(242)	—	(149)

Net income	$6,820	$6,823	$(6,823)	$6,820

See accompanying unaudited note.

ALLIANCE GAMING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

Nine Months Ended March 31, 2002
(In 000’s)

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Adjust-	and
	Subsidiaries	Subsidiaries	ments	Subsidiaries

Revenues:
Gaming equipment and systems	$147,338	$17,094	$(10,121)	$154,311
Wall machines and amusement games	—	58,654	—	58,654
Route operations	156,135	11,210	—	167,345
Casino operations	15,017	39,770	—	54,787

	318,490	126,728	(10,121)	435,097
Costs and expenses:
Cost of gaming equipment and systems	66,399	10,396	(10,121)	66,674
Cost of wall machines and amusement games	—	30,221	—	30,221
Cost of route operations	125,006	7,320	—	132,326
Cost of casino operations	8,397	15,908	—	24,305
Selling, general and administrative	56,580	30,189	—	86,769
Research and development	9,800	1,926	—	11,726
Depreciation and amortization	17,957	5,153	—	23,110

	284,139	101,113	(10,121)	375,131

Operating income	34,351	25,615	—	59,966
Earnings in consolidated subsidiaries	18,189	—	(18,189)	—
Other income (expense):
Interest income	1,305	650	(909)	1,046
Interest expense	(21,452)	(957)	909	(21,500)
Rainbow royalty	4,974	(4,974)	—	—
Minority interest	(1,477)	—	—	(1,477)
Other, net	300	(1,069)	—	(769)

Income before income taxes	36,190	19,265	(18,189)	37,266
Income tax benefit (provision)	(47)	(1,076)	—	(1,123)

Net income	$36,143	$18,189	$(18,189)	$36,143

See accompanying unaudited note.

ALLIANCE GAMING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

Nine Months Ended March 31, 2001
(In 000’s)

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Adjust-	and
	Subsidiaries	Subsidiaries	ments	Subsidiaries

Revenues:
Gaming equipment and systems	$109,694	$9,228	$(5,343)	$113,579
Wall machines and amusement games	—	55,999	—	55,999
Route operations	150,407	12,807	—	163,214
Casino operations	14,123	41,008	—	55,131

	274,224	119,042	(5,343)	387,923
Costs and expenses:
Cost of gaming equipment and systems	54,299	5,795	(5,343)	54,751
Cost of wall machines and amusement games	—	30,274	—	30,274
Cost of route operations	123,343	8,238	—	131,581
Cost of casino operations	7,965	16,172	—	24,137
Selling, general and administrative	45,898	26,415	—	72,313
Research and development	8,323	1,894	—	10,217
Depreciation and amortization	14,404	5,815	—	20,219

	254,232	94,603	(5,343)	343,492

Operating income	19,992	24,439	—	44,431
Earnings in consolidated subsidiaries	15,797	—	(15,797)	—
Other income (expense):
Interest income	371	317	(175)	513
Interest expense	(25,048)	(1,584)	175	(26,457)
Rainbow royalty	5,105	(5,105)	—	—
Minority interest	(1,659)	—	—	(1,659)
Other, net	309	(582)	—	(273)

Income before income taxes	14,867	17,485	(15,797)	16,555
Income tax benefit (provision)	827	(1,688)	—	(861)

Net income	$15,694	$15,797	$(15,797)	$15,694

See accompanying unaudited note.

ALLIANCE GAMING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended March 31, 2002
(In 000’s)

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Adjust-	and
	Subsidiaries	Subsidiaries	ments	Subsidiaries

Net cash provided by (used in) operating activities	$21,639	$12,692	$(3,251)	$31,080

Cash flows from investing activities:
Additions to property and equipment	(9,152)	(3,066)	—	(12,218)
Acquisition, net of cash acquired	(15,333)	—	—	(15,333)
Additions to gaming machines on participation or lease	(12,498)	—	—	(12,498)
Proceeds from disposal of property and equipment and other assets	40	27	—	67
Additions to other long term assets	(4,368)	—	—	(4,368)

Net cash used in investing activities	(41,311)	(3,039)	—	(44,350)

Cash flows from financing activities:
Reduction of long-term debt	(1,025)	(3,602)	3,251	(1,376)
Capitalized debt issuance costs	(660)	—	—	(660)
Proceeds from exercise of stock options	6,529	—	—	6,529
Dividends received (paid)	8,057	(8,057)	—	—

Net cash provided by (used in) financing activities	12,901	(11,659)	3,251	4,493

Effect of exchange rate changes on cash	—	2,914	—	2,914
Cash and cash equivalents:
Increase (decrease) for period	(6,771)	908	—	(5,863)
Balance, beginning of period	41,502	13,343	—	54,845

Balance, end of period	$34,731	$14,251	$—	$48,982

See accompanying unaudited note.

ALLIANCE GAMING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 2001
(In 000’s)

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Adjust-	and
	Subsidiaries	Subsidiaries	ments	Subsidiaries

Net cash provided by (used in) operating activities	$31,902	$13,163	$(2,227)	$42,838

Cash flows from investing activities:
Additions to property and equipment	(6,947)	(2,224)	—	(9,171)
Additions to gaming machines on participation or lease	(6,555)	—	—	(6,555)
Proceeds from disposal of property and equipment and other assets	139	—	—	139
Additions to other long term assets	(2,189)	—	—	(2,189)

Net cash used in investing activities	(15,552)	(2,224)	—	(17,776)

Cash flows from financing activities:
Reduction of long-term debt	(2,004)	(2,583)	2,227	(2,360)
Net decrease in revolving credit facility	(9,380)	1,262	—	(8,118)
Proceeds from exercise of stock options	443	—	—	443
Purchase of common stock for treasury	(436)	—	—	(436)
Dividends received (paid)	9,339	(9,339)	—	—

Net cash provided by (used in) financing activities	(2,038)	(10,660)	2,227	(10,471)

Effect of exchange rate changes on cash	—	(161)	—	(161)
Cash and cash equivalents:
Increase (decrease) for period	14,312	118	—	14,430
Balance, beginning of period	19,528	12,516	—	32,044

Balance, end of period	$33,840	$12,634	$—	$46,474

See accompanying unaudited note.

ALLIANCE GAMING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt and Revolving Credit Facility

Long-term debt and lines of credit at June 30, 2001 consisted of the following (in 000’s):

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Elimina-	and
	Subsidiaries	Subsidiaries	tions	Subsidiaries

Term loan facility	$190,000	$—	$—	$190,000
10% Senior Subordinated Notes due 2007, net of unamortized discount	149,505	—	—	149,505
Revolving credit facility	—	—	—	—
Intercompany notes payable	51,996	16,511	(68,507)	—
Other	19	576	—	595

	391,520	17,087	(68,507)	340,100
Less current maturities	488	16,955	(16,511)	932

Long-term debt, less current maturities	$391,032	$132	$(51,996)	$339,168

Long-term debt and lines of credit at March 31, 2002 consisted of the following (in 000’s):

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Adjust-	and
	Subsidiaries	Subsidiaries	ments	Subsidiaries

Term loan facility	$190,000	$—	$—	$190,000
10% Senior Subordinated Notes due 2007, net of unamortized discount	149,564	—	—	149,564
Revolving credit facility	—	—	—	—
Other subordinated note	2,995	—	—	2,995
Intercompany notes payable	56,060	13,827	(69,887)	—
Other	382	248	—	630

	399,001	14,075	(69,887)	343,189
Less current maturities	1,909	14,060	(13,827)	2,142

Long-term debt, less current maturities	$397,092	$15	$(56,060)	$341,047

ALLIANCE GAMING CORPORATION
FORM 10-Q

March 31, 2002

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

As of March 31, 2002, the Company had $49.0 million in cash and cash equivalents, and $25.0 million in unborrowed availability on its revolving credit facility. In addition the Company had net working capital of approximately $127.6 million, an increase of approximately $14.9 million from June 30, 2001, which is explained in the working capital section below. Consolidated cash and cash equivalents at March 31, 2002, includes approximately $23.7 million of cash utilized in Casino and Route Operations and held in vaults, cages or change banks. Pursuant to various state gaming regulations, the Company maintains restricted cash accounts to ensure availability of funds to pay wide-area progressive jackpot awards, which totaled approximately $7.7 million at March 31, 2002.

Management believes that cash flows from operating activities, cash and cash equivalents held and the up to $40.0 million revolving credit facility commitment will provide the Company with sufficient capital resources and liquidity. At March 31, 2002, the Company had no material commitments for capital expenditures.

Working Capital

The following table presents the components of consolidated working capital balance at (in $000’s):

	June 30,	Mar. 31,
	2001	2002	Change

Cash, cash equivalents, and short term investments	$54,845	$48,982	$(5,863)
Accounts and notes receivable, net	79,369	91,255	11,886
Inventories, net	35,082	48,813	13,731
Other current assets	10,814	10,958	144

Total current assets	180,110	200,008	19,898
Accounts payable	19,531	17,830	(1,701)
Accrued liabilities	45,714	46,404	690
Jackpot liabilities	1,264	6,018	4,754
Current maturities of long-term debt	932	2,142	1,210

Total current liabilities	67,441	72,394	4,953

Net working capital	$112,669	$127,614	$14,945

The primary fluctuations contributing to the increase in working capital were: (i) a net increase in accounts receivable resulting from an increase in sales, primarily in the Bally Gaming and Systems and Bally Wulff business units, (ii) an increase in inventory due to a larger backlog of sales, (iii) an increase in accrued liabilities resulting from timing of revenue recognition for certain system installations and an increase in progressive jackpot liabilities, (iv) a decrease in accounts payable resulting from timing of payments for inventory purchases, and (v) the impact of foreign exchange fluctuations between the dollar and the deutschemark on all working capital categories.

ALLIANCE GAMING CORPORATION
FORM 10-Q

March 31, 2002

Cash Flows

During the nine months ended March 31, 2002, cash provided from operating activities totaled $31.1 million, a decrease of $11.8 million compared to the cash flows from operations in the prior year period. This change is a result of an increase in inventories and receivables, partially offset by an increase in accrued liabilities.

During the nine months ended March 31, 2002, the Company used $44.4 million of cash in investing activities resulting primarily from capital expenditures totaling $12.2 million, costs incurred to produce participation games totaling $12.5 million, net cash used in the acquisition of CMP of $6.9 million, net cash used in the acquisition of ACSC of $8.5 million, and payments for gaming rights totaling $3.4 million.

During the nine months ended March 31, 2002, cash flow from financing activities included $6.5 million of cash provided from the exercise of stock options, offset by principal payments on other long term debt totaling $1.4 million and $0.7 million to pay bank debt issuance costs.

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

Results of Operations:

General

The following tables set forth the earnings before interest, taxes, depreciation and amortization (EBITDA) and operating income for the Company’s four business units excluding unusual charges, for the following periods (in 000’s):

	Three Months Ending March 31,		Nine Months Ending March 31,

	2001	2002	2001	2002

EBITDA by Business Unit:
Bally Gaming and Systems	$7,656	$16,440	$24,174	$40,729
Wall Machines and Amusement Games	3,976	4,472	9,288	10,165
Route Operations	6,187	7,553	18,134	20,789
Casino Operations	8,108	6,984	20,900	19,069
Corporate Administrative Expenses	(2,737)	(2,674)	(7,846)	(7,676)

EBITDA	$23,190	$32,775	$64,650	$83,076

ALLIANCE GAMING CORPORATION
FORM 10-Q

March 31, 2002

	Three Months Ending March 31,		Nine Months Ending March 31,

	2001	2002	2001	2002

Operating Income (Expense):
Bally Gaming and Systems	$5,428	$13,638	$17,843	$33,577
Wall Machines and Amusement Games	2,597	3,207	5,239	6,340
Route Operations	3,717	4,648	11,178	11,792
Casino Operations	7,525	6,435	19,197	17,586
Corporate Administrative Expenses	(3,125)	(3,223)	(9,026)	(9,329)

Total Operating Income	$16,142	$24,705	$44,431	$59,966

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

Three Months Ended March 31, 2001 and 2002

Bally Gaming and Systems

For the quarter ended March 31, 2002, the Bally Gaming and Systems business unit reported revenues of $57.5 million, an increase of 39% compared to revenues of $41.4 million in the prior year quarter. Gaming Products sales totaled $24.5 million, an increase of 3% compared to $23.8 million in the prior year quarter. New unit sales totaled 3,025 units, a 12% increase compared to 2,700 in the prior year quarter. Bally Gaming performs contract manufacturing of base gaming devices for several other gaming equipment companies, including Multimedia Games. Such base games, which generally do not contain a Bally game theme or other intellectual property, and are therefore sold at reduced prices. Excluding such contract manufactured games, the average domestic new-unit selling price was $7,800 an increase of 6% compared to the prior year quarter. Bally Systems reported revenues of $18.9 million, an increase of 72% compared to $11.0 million in the prior year quarter. Bally Systems reported shipments of 13,675 game monitoring units, compared to 8,300 units in the prior year quarter. The Bally Systems revenue growth was primarily a result of continued strength in new system installations and higher levels of recurring hardware and software support revenues resulting from the larger base of installed systems. Gaming Operations reported revenues of $14.1 million, an increase of 112% compared to $6.6 million in the prior year quarter. The increased revenues were driven by an increase in the installed base of recurring revenue units, which total approximately 3,740 units as of March 31, 2002, compared to approximately 2,670 units at March 31, 2001, and an increase in the revenue per unit as a result of a 96% increase in the base of higher revenue wide-area progressive games deployed.

For the quarter ended March 31, 2002, the overall gross margin percentage for Bally Gaming and Systems improved to 58% compared to 48% in the prior year quarter. The improvement was due to improved margin contribution for gaming machines sales as a result of the improved fixed cost absorption rate resulting from the increased volume of new unit sales.

The Bally Gaming and Systems business unit reported operating income of $13.6 million, compared to an operating income of $5.4 million in the prior year quarter. The increase in operating income resulted primarily from increases in revenues and improved margins, as well as the reduced overhead cost structure. Research and development costs totaled $3.6 million, an increase of 23% compared to the prior year quarter.

ALLIANCE GAMING CORPORATION
FORM 10-Q

March 31, 2002

Wall Machines and Amusement Games

For the quarter ended March 31, 2002, Wall Machines and Amusement Games reported revenues of $20.5 million, no change compared to the prior year quarter. The revenues were flat as a result of a 37% decrease in the units sold offset by 12% increase in the average selling price of new wall machines, and a 28% increase in the number of leased wall machines. The conversion to the Euro currency has now been completed, and the sale of Euro denominated games and conversion kits had a positive impact on the current quarter. Consistent with the current quarter, we believe it is likely that customers will continue to migrate to leasing games versus the purchase of machines, which should further grow our base of recurring rental revenues.

The Wall Machines and Amusement Games business unit continued its leasing program whereby new wall machines and certain amusement games are leased to customers pursuant to operating leases which provide a stream of revenues and cash flows over the term of the leases which range from six months to three and one half years. As of March 31, 2002, a total of 7,620 machines were deployed in the leasing program compared to 5,960 at March 31, 2001, an increase of 28%.

For the quarter ended March 31, 2002, gross profit margin increased to 53% from 47% in the prior year quarter. This increase was primarily due to an increase in the average new unit selling price, offset by a decrease in the number of units sold, which negatively impacted the fixed cost absorption rate. Wall Machines and Amusement Games reported an operating income of $3.2 million, compared to operating income of $2.6 million in the prior year quarter.

Route Operations

For the quarter ended March 31, 2002, the Route Operations business unit reported total revenues of approximately $57.8 million, an increase of 3% compared to revenues of $56.4 million in the prior year quarter. Revenues from the Nevada route operations increased to approximately $53.6 million or 3% over the prior year quarter. This improvement was attributable to an increase in the average net win per gaming machine per day of 1% to $70.50 from $70.20 in the prior year quarter and a 1% increase in the weighted average number of gaming machines during the current quarter to 8,240 units as compared to 8,180 units in the prior year quarter. Gamblers’ Bonus, a cardless players club and player tracking system continued to have a favorable impact on the net win per day. As of March 31, 2002, the Gamblers’ Bonus product was installed in over 3,980 gaming machines at approximately 390 locations statewide or 48% of the installed base of gaming machines. Revenues from route operations in Louisiana totaled $4.2 million, a decrease of 4% compared to the prior year quarter. This decrease was primarily the result of a decline in the net win per gaming machine per day of 10% to $63.40 from $70.30 in the prior year quarter offset by a 7% increase in the number of units deployed, which resulted from the opening of one new OTB with 70 games.

For the quarter ended March 31, 2002, cost of revenues for Route Operations totaled as a percentage of revenues, decreased to 79% from 81% in the prior year quarter. This improvement is the result of reduced game rental costs, which resulted from the payoff of high cost game leases in June 2001.

For the quarter ended March 31, 2002, the Route Operations business unit reported operating income of $4.6 million, an increase of 25% compared to operating income of $3.7 million in the prior year quarter.

ALLIANCE GAMING CORPORATION
FORM 10-Q

March 31, 2002

Casino Operations

For the quarter ended March 31, 2002, the Casino Operations business unit reported revenues of $19.0 million, a decrease of 6% compared to revenues of $20.2 million in the prior year quarter. This revenue decrease is due to an 8% decrease in revenues at the Rainbow Casino offset by a 2% revenue increase at the Rail City Casino. Rainbow Casino revenue decrease was attributable to a 12% decrease in the net win per day to $152, and offset by a 4% increase in the average number of gaming machines. This decline is a result of the significant competitive pressure in the market that is growing at less than its historical norm. The revenue improvement at the Rail City Casino was attributable to a 4% increase in the average number of gaming machines and an increase in the average gaming machine net win per day of 2% to $90 from $88 in the prior year quarter. For the quarter ended March 31, 2002, the cost of revenues for Casino Operations as a percentage of revenues has remained constant at 43%.

Net Interest Expense and Income Taxes

Interest expense (net of interest income) for the quarter ended March 31, 2002, totaled $6.5 million, and compared to the net interest expense of $8.4 million in the prior year quarter. The decrease is a result of a lower interest rates on the bank credit facility.

The Company recorded an income tax provision of $0.9 million in the quarter ended March 31, 2002, compared to a provision of $0.1 million in the prior year quarter. The current quarter tax provision represents primarily estimated state income taxes and a $0.5 million provision for German income taxes. Federal taxable income for the period has been completely offset against NOL carry-forwards.

Pursuant to the provisions of Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” (SFAS No. 109) the Company continues to assess its ability to recover certain deferred tax assets, the most significant of which is its NOL carry forwards generated in the late 1990s. The Company expects to complete its formal internal budgeting processes in the June 2002 quarter, and believes that this will provide adequate evidential matter to conclude that the “more likely than not” criteria for recoverability required under SFAS No. 109 has been met, and therefore expects to reverse approximately $32 million to $36 million of the valuation allowance currently recorded against certain deferred tax assets.

Nine Months Ended March 31, 2001 and 2002

Bally Gaming and Systems

For the nine months ended March 31, 2002, the Bally Gaming and Systems business unit reported revenues of $154.3 million, an increase of 36% compared to revenues of $113.6 million in the prior year period. Gaming Products sales totaled $72.4 million, an increase of 17% compared to $62.0 million in the prior year period. New unit sales totaled 8,770 units, a 19% increase compared to 7,400 in the prior year period. The average domestic new unit selling price, excluding the contract manufacture games, was $7,660 an increase of 5% compared to the prior year period. Bally Systems reported revenues of $43.5 million, an increase of 38% compared to $31.7 million in the prior year period. Bally Systems reported shipments of 31,250 game monitoring units, a 37% increase compared to 22,800 units in the prior year period. Gaming Operations reported revenues of $38.4 million, an increase of 93% compared to $19.9 million in the prior year period. The overall gross margin percentage for Bally Gaming and Systems improved to 57% compared to 52% in the prior year period. The Bally Gaming and Systems business unit reported operating income of $33.6 million, compared to an operating income of $17.8 million in the prior year period. Research and development costs totaled $9.8 million, a decrease of 18% compared to the prior year period.

ALLIANCE GAMING CORPORATION
FORM 10-Q

March 31, 2002

Wall Machines and Amusement Games

For the nine months ended March 31, 2002, Wall Machines and Amusement Games reported revenues of $58.7 million, an increase of 5% compared to revenues of $56.0 million in the prior year period. The increase in revenues resulted primarily from a 5% increase in the selling price of new wall machines, and a 28% increase in the number of leased wall machines, offset by an 18% decrease in the number of new wall machine units sold. The gross profit margin improved to 49% from 46% in the prior year period. Wall Machines and Amusement Games reported an operating income of $6.3 million, compared to operating income of $5.2 million in the prior year period.

Route Operations

For the nine months ended March 31, 2002, the Route Operations business unit reported total revenues of approximately $167.3 million, an increase of 3% compared to revenues of $163.2 million in the prior year period. Revenues from the Nevada route operations increased to approximately $156.1 million or 4% over the prior year period. This improvement was attributable to an increase in the average net win per gaming machine per day of 1% to $68.00 from $67.30 in the prior year period and a 3% increase in the weighted average number of gaming machines during the current period to 8,260 units as compared to 8,060 units in the prior year period. Revenues from route operations in Louisiana totaled $11.2 million, a decrease of 13% compared to the prior year period. This decrease was primarily the result of a decline in the net win per gaming machine per day of 15% to $58.80 from $68.70 in the prior year period and a slight increase in the average number of gaming units deployed. Cost of revenues for Route Operations totaled as a percentage of revenues, decreased to 79% from 81% in the prior year period. The Route Operations business unit reported operating income of $11.8 million, an increase of 6% compared to operating income of $11.2 million in the prior year period.

Casino Operations

For the nine months ended March 31, 2002, the Casino Operations business unit reported revenues of $54.8 million, a decrease of 1% compared to revenues of $55.1 million in the prior year period. This small decrease is due to a 3% decrease in revenues at the Rainbow Casino offset by a 6% increase in revenues at the Rail City Casino. The slight decrease in revenue at the Rainbow Casino was attributable to a 2% decrease in the net win per day to $146, and a 2% decrease in the average number of gaming machines. The revenue improvement at the Rail City Casino was attributable to an increase in the average gaming machine net win per day of 2% to $86 and a 6% increase in the average number of gaming machines. The cost of revenues for Casino Operations as a percentage of revenues remained constant at 44%.

Net Interest Expense and Income Taxes

Interest expense (net of interest income) for the nine months ended March 31, 2002, totaled $20.5 million, compared to $25.9 million in the prior year period. The decrease is a result of a lower interest rates on the bank credit facility.

The Company recorded an income tax provision of $1.1 million in the nine months ended March 31, 2002, compared to $0.9 million in the prior year period. The current year period tax provision represents primarily estimated state income taxes and a $0.5 million provision for German income taxes.

ALLIANCE GAMING CORPORATION
FORM 10-Q

March 31, 2002

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

March 31, 2002

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

ITEM 6. Exhibits and Reports on Form 8-K

      a. Exhibits

      b. Reports on Form 8-K

The Company filed a Form 8-K on March 19, 2002 announcing the completion of the acquisition of 100% of the stock of Advance Casino Systems Corporation.

ALLIANCE GAMING CORPORATION
FORM 10-Q

March 31, 2002

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