Form 10-K
period 2002-06-30
ALLIANCE GAMING CORP
filed 2002-09-26
CIK 2491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACTS OF 1934
For the fiscal year ended June 30, 2002

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
Common Stock, $0.10 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]  Yes   [   ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

The aggregate market value of the common equity held by non-affiliates of the registrant was approximately $592,836,000 as of August 15, 2002.

The number of shares of Common Stock, $0.10 par value, outstanding as of August 15, 2002, according to the records of registrant’s registrar and transfer agent, was 48,749,867.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year and are incorporated by reference into Part III of this Form 10-K.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

PART I

ITEM 1. BUSINESS

General

Alliance Gaming Corporation is a diversified, worldwide gaming company that (i) designs, manufactures and distributes gaming machines and computerized monitoring systems for gaming machines; (ii) owns and operates a significant installed base of gaming machines; (iii) owns and operates two casinos; and (iv) in Germany, is a full-service supplier of wall-mounted gaming machines and amusement games. We are among the market leaders in each of our business units. Operating under the name Bally Gaming and Systems, we are a worldwide leader in designing, manufacturing and distributing gaming machines, having marketed over 70,000 gaming machines during the past five years. We also design, integrate and sell highly specialized computerized monitoring systems that provide casinos with networked accounting and security services for their gaming machines with over 210,000 game monitoring units (“GMUs”) installed worldwide. We also own, operate and service an installed base of over 9,000 slot and video gaming machines that are located mostly in non-casino venues in Nevada and Louisiana (“Route Operations”). We are the largest route operator of gaming machines in Nevada and the second largest in Louisiana. We also own and operate a dockside casino in Vicksburg, Mississippi, and a locals casino in Sparks, Nevada, which together have approximately 24 table games and 1,500 gaming devices (collectively, “Casino Operations”). In addition, operating under the Bally Wulff name, we are a leading supplier of wall-mounted gaming machines and amusement games in Germany, having sold over 55,000 wall machines and amusement games during the last five years. Further information about our business units is contained in the notes to the Consolidated Financial Statements.

We were incorporated in Nevada on September 30, 1968, under the name Advanced Patent Technology. We changed our name to Gaming and Technology, Inc., in 1983, to United Gaming, Inc., in 1988 and to Alliance Gaming Corporation on December 19, 1994. We conduct our gaming operations through directly and indirectly owned subsidiaries. The terms “the Company,” “we,” and “our” as used herein refer to Alliance Gaming Corporation and subsidiaries unless the context otherwise requires. Our principal executive offices are located at 6601 South Bermuda Road, Las Vegas, Nevada 89119; telephone (702) 270-7600.

Business Units

Bally Gaming and Systems

Overview. The Bally Gaming and Systems business unit consists of three separate divisions: Gaming Products, Gaming Operations and Gaming Systems. The following table sets forth the percentages of revenues provided by each of the Bally Gaming and Systems divisions for the periods indicated:

	Percentage of Revenues
	Years ended June 30,

Revenue by division	2000	2001	2002

Gaming Products	55%	53%	47%
Gaming Operations	15	18	24
Gaming Systems	30	29	29

	100%	100%	100%

Markets. We believe that the domestic installed base of traditional gaming devices now exceeds 650,000 units. The state of Nevada has the largest installed base, totaling approximately 200,000 units as of June 30, 2002.

The gaming industry continues to expand in international markets. Our primary international markets are Europe, Canada, Latin America and, to a lesser extent, the Far East and the Caribbean. We conduct our business in Canada through our staff based in the United States. We also distribute gaming machines, manufactured by Bally Gaming, through direct and indirect subsidiaries: Bally Gaming International, GmbH (“GmbH”), from our sales office in

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

Hannover, Germany (soon to be relocated to Gratz, Austria), principally to customers in Europe and Russia; Bally Gaming de Puerto Rico, Inc., principally to customers in Puerto Rico; and Bally Gaming and Systems, SA, in Montevideo, Uruguay, principally to customers in South America.

Markets for computerized slot data systems.

The primary markets for computerized slot data systems (SDS) are the United States and, to a lesser extent, Canada, Latin America, Europe and the Caribbean. Markets for systems within the United States include traditional land-based casinos predominantly in Nevada and Atlantic City, New Jersey, Native American casinos and riverboats and dockside casinos. Domestically, our market for computerized monitoring systems is new casinos and existing or new customers who either (a) acquire casinos with a competitor’s system, which is replaced with our system, or (b) expand their casino floors or upgrade their hardware or software to a new product release. Unlike the United States market, where most jurisdictions require the implementation of systems, there have been few international markets to do so. Management believes, however, that the international market for such systems is increasing, and that Systems’ sales to such markets are likely to increase accordingly.

Gaming Products. We design, manufacture and sell a variety of electronic slot and video gaming machines. Gaming machines are differentiated from one another by graphic design and theme, cabinet style and size, pay table, reel-type design, betting denomination and minimum/maximum betting amount. Slot machines are normally produced to specific order, with design and configuration customized to a customer’s particular requirements. Customers may also change from one gaming model to another gaming model by ordering a “conversion kit” consisting of artwork, reel strips, and a computer chip. Our video gaming machines are designed to simulate various card games, video reel-spinning games, and keno through a video display, and can offer the player the chance to play a multitude of different games. New games and themes are introduced periodically to satisfy customer demand and to compete with product designs introduced by competitors. The gaming products created are a result of a comprehensive product development effort. The development process includes extensive testing of the new products in-house and on casino floors for reliability and player appeal.

We introduced our ProSeries™ reel-type slot machines in late 1993 and our multi-game touch screen machine, the Game Maker®, in late 1994. In March 1998, we introduced the first major upgrade to the ProSeries and upgraded the Game Maker® product line, to the V7200 platform that is capable of multi-line video and multi-coin functionality. Revenues from sales of ProSeries machines were approximately $23.6 million, $32.3 million and $36.4 million for the years ended June 30, 2000, 2001 and 2002, respectively.

The V7200 can offer up to ten different video games within one gaming device, or can be configured as a dedicated single title game. The games can be selected by the casino from a game library that has over 200 games. The games simulate various card games, keno and popular reel-spinning games. The V7200 machines are available in upright, bar top, slim-line and slant top cabinets. Revenues from sales of V7200 machines (and its predecessor, the Game Maker®) were approximately $23.6 million, $30.2 million and $30.4 million for the years ended June 30, 2000, 2001 and 2002, respectively.

We commenced development of a new game platform in January 2000, with the intent of creating enhanced audio and video capabilities for our video product line. We engaged Microsoft to assist in the development of an NT™ based graphics and audio package addition to the legacy V7000 game board. The result was the Evolution platform, or EVO™, that offers superior audio and graphic capabilities on the wealth of Windows® based software and content programmers available in the marketplace. This new game platform allows for the creation of game content at much faster rates than before, thus reducing the time to market for new products developed. The first EVO™ products were marketed in the mid summer of 2002, with sales totaling $17.5 million for the fiscal year ended June 30, 2002.

We typically offer a 90-day parts and labor warranty for new gaming machines sold and are actively involved in customer service after the original installation. We provide several after-sale, value-added services to our customers including customer education programs, a 24-hour customer service telephone hot-line, an Internet web site for technical support, field service support programs, and spare parts programs. Our historical warranty expense as a percentage of revenues has been less than 1%.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

In addition, we sell and service used gaming machines and sell parts for existing machines. We often accept used machines as trade-ins toward the purchase of new gaming equipment. While a small secondary market exists in the United States, used machines are typically resold into the international market. Some used equipment is reconditioned for direct sale, but much is sold in container lots on an “as is” basis through independent brokers. Sale of used equipment was approximately $3.7 million, $3.1 million and $4.8 million for the years ended June 30, 2000, 2001 and 2002, respectively.

Gaming machines have a mechanical life that can exceed ten years. However, in the established markets, our experience is that casino operators usually replace gaming machines after a much shorter period. The factors that result in replacement of gaming machines sooner than their mechanical life include technological advances, development of new entertaining games, new sound and visual features and changing preferences of casino patrons. Casinos typically recoup the purchase cost of their electronic gaming machines in a few months, which allows casinos to replace machines with new models that are popular with casino patrons.

Gaming Operations. During the past three years, the proprietary gaming operations division of Bally Gaming and Systems has moved to a full service provider of gaming products by adding to its product line games which are either linked on a wide-area progressive system, or are non-linked niche games, which are gaming machines that generally offer complex features. These gaming machines are placed in casinos and earn recurring revenues and cash flows for us rather than being sold on a one-time basis. These gaming machines are more profitable as a result of the recurring nature of the revenue derived from such games, but they require us to invest capital in the cost of manufacturing the gaming machines, obtaining intellectual property, and in purchasing signs and seating. Gaming Operations generated revenues of approximately $20.8 million, $28.4 million and $53.2 million the fiscal years ended June 30, 2000, 2001 and 2002, respectively.

We received regulatory approval from the Nevada Gaming Control Board of our wide-area progressive jackpot system named “Thrillions™” in November 1998. The Thrillions system has been designed to allow patrons playing nickel, quarter and dollar machines to compete for the same progressive jackpot with the odds of winning the jackpot adjusted based on the amount wagered. Separate wide-area progressives are being operated by us in Nevada, Mississippi and Native American lands, and by a separate third-party trust arrangement in Atlantic City.

The following was the installed base of wide-area progressive games:

		Units Outstanding
		As of June 30,
	Date
	Introduced	2001	2002

Betty Boop	March 1999	1,035	830
Blondie	March 2001	420	420
Millionaire 777's	June 2001	225	565
Popeye	August 2001	—	470

		1,680	2,285

We also offer a variety of non-linked daily fee games. These games have been marketed under such titles as Playboy (Playboy and Rabbit Head Design are marks of Playboy and used under license by Bally Gaming, Inc.), Bell Ringer®, Love Meter™, and 99 Bottles of Beer™, all of which are approved in most major gaming markets. We believe that games with such intellectual property features will continue to gain floor space in casinos. The Thrillions system has been designed to allow casinos to use their own branding for the product. Currently, Park Place Entertainment utilizes the Thrillions system as a platform for their own network of linked games for their properties in Nevada and Mississippi markets, for which they pay a daily fee per game. We also earn recurring revenues from gaming devices deployed at three horseracing facilities under an agreement with the Delaware State Lottery Commission. As of June 30, 2002, we had an installed base of daily fee games totaling 1,350 units.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

System Products. We design, integrate, and sell computerized slot data systems (“SDS”) for slot and video gaming machines which provide casino operators with on-line, real time data relative to a machine’s accounting, security and cash monitoring functions as well as player marketing information that provides data to and receives data from casinos to track their players to establish and compile individual player profitability and other demographic information. SDS is comprised primarily of (i) hardware consisting of micro controller-based printed circuit boards installed within the slot and video machines as well as card readers, displays and keypads which provide casinos with the ability to track player gaming activity and monitor access to slot and video machines by the casino’s employees; (ii) firmware developed by us, which provides access to the slot machine’s and player’s activity data gathered by the micro controller hardware; and (iii) business applications software developed by us which manages the slot machine and player activity information. This software resides on Unix or PC based servers. We also provide software and hardware support services, including maintenance, repair and training for purchasers of our monitoring systems.

During 2002, we completed two strategic acquisitions in the systems area: Casino Marketplace and Advanced Casino Systems Corporation. These acquisitions bolstered our product offerings to include player marketing and promotions software as well as a system that runs on an AS400 platform.

Product Development. We believe that providing games and systems with high entertainment value that are preferred by the casino patron is a key to meeting the demands of casinos. We believe that the use of existing computer technology is accelerating which can give newer gaming machines and systems that incorporate this technology a competitive advantage over older gaming machines and systems. Total spending on product research and development by Bally Gaming and Systems was approximately $12.6 million, $11.0 million and $15.0 million during the years ended June 30, 2000, 2001 and 2002, respectively. The increase in research and development spending in the year ended June 30, 2002, is a result of the EVO™ system development and advance product development efforts.

We develop our products for both the domestic and international market. Our product development process is divided into two areas: hardware and software. Major areas of hardware development include cabinet style, electronic capability, printer capability, and coin and currency handling. Hardware development efforts are focused on player appeal, product reliability and ease of maintenance. Development cycles for hardware can range from a few days for simple enhancements to more than a year for new electronics or new mechanical packages.

The software development process for new games, which includes graphics development, involves a continuous effort requiring relatively significant human resource allocations. Creativity in software development is an important element in product differentiation, as the major manufacturers tend to deploy similar hardware and related technology. Ideas for new models are generated internally, from customers and from other third parties, many of whom have entered into strategic relationships with us. On an annual basis, we expect to introduce more than ninety new models to the market. However, no assurance can be made with respect to the rate of new model introductions or obtaining of regulatory approvals for them.

All new or modified hardware and software are designed to satisfy all applicable testing standards. Typically, new products require regulatory approval for most North American jurisdictions, but many jurisdictions outside North America generally do not require approval. For Nevada, new gaming machine platforms must be filed with the state gaming laboratory which tests the products for from two to three months or more before a mandatory 30 to 60 day field test is conducted in a casino. The Nevada State Gaming Control Board and the Nevada Gaming Commission must each approve new product platforms at their monthly, public meetings. For modifications of existing products or casino associated equipment, the process in Nevada is similar to new platforms, except a field test is usually not required and the Nevada State Gaming Control Board staff can approve the product administratively. Each jurisdiction that requires regulatory approval of new products has its own filing requirement and process. Once products are approved by the gaming regulators, customers may require a 30 to 90 day field trial of the product in their casinos with the right to return the product at any time during the field trial period. We do not recognize revenue until the customer ends the field trial and accepts the gaming machines.

Product development for the SDS product is also divided into hardware and software. The major areas of hardware development include micro controller circuit board design and programming as well as user interface devices such as card readers, keypads, and displays. Systems has developed a modular and extendible hardware and software

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

architecture, which focuses development on achieving greater functionality, product reliability, and ease of maintenance for the casino operator and ease of use for the slot player. In addition, the architecture allows customers to upgrade existing components or add new components with minimal impact. Development cycles for hardware can vary between a few months for minor revisions to more than a year for major design changes or for changes made by various slot manufacturers with which Systems’ product must communicate and be physically integrated. Software development results in (i) periodic product releases that include new features that extend and enhance the SDS product; (ii) periodic maintenance releases that enable casino operators to correct problems or improve the usability of the system; and (iii) documentation needed to install and use the system.

We have developed a form of cashless wagering that uses bar-coded coupons, which can be read by the bill validators in slot machines connected to the SDS system. We also offer other forms of cashless wagering for use on slot machines and the SDS system. The bar-coded coupon products are approved in New Jersey, Nevada and Native American jurisdictions. An extension to the bar-coded coupon products called SDS Ticketing is in field trial in Nevada, Michigan, and is approved for use in various Native America jurisdictions. It is also submitted for approval in New Jersey and Mississippi. Our Casino Marketplace and SDS products offer additional cashless capabilities that give casino operators the option of allowing their slot players to move club account funds to the gaming machine as well as deposit them back to the club account.

Sales and Marketing. Bally Gaming and Systems uses a direct sales force and, to a lesser extent, an independent distributor network to distribute our products. Bally Gaming and Systems’ North America sales staff consists of approximately 32 people in offices in Nevada, New Jersey, Mississippi, Illinois, California, Missouri and Florida.

Bally Gaming and Systems’ direct sales force generated approximately 93%, 81% and 76% of new unit machine sales for the years ended June 30, 2000, 2001 and 2002, respectively. On a limited basis, Bally Gaming and Systems uses distributors for sales to certain international jurisdictions. The agreements with distributors do not specify minimum purchases but generally provide that we may terminate such agreements if certain performance standards are not met. These independent distributors generated approximately 7%, 19% and 24% of new gaming machine unit sales for the years ended June 30, 2000, 2001, and 2002, respectively.

As of June 30, 2002, we had over 210,000 game monitoring units installed in 185 locations, of which approximately 99% are in the United States. Substantially all System’s revenues are generated by our direct sales force.

For the year ended June 30, 2002, approximately 85% of our slot and video gaming machine sales were on terms of 90 days or less. Approximately 15% of our sales, primarily in certain emerging markets such as riverboat and Native American gaming casinos, are financed over extended periods as long as 36 months and bear interest at rates ranging from 8% to 14%. International sales are generally consummated on a cash basis backed by a letter of credit or financed over three years or less. In addition, in certain situations we have participated in the financing of other gaming-related equipment manufactured by third parties in the emerging markets. For SDS sales, we generally offer limited financing terms, normally less than one year, for sales to new installations. Most sales, however, are invoiced on a net 30-day basis. Management believes that financing of customer sales is an important factor in certain emerging markets.

For SDS sales, we offer our customers the option of signing separate hardware and software maintenance agreements at the time of sale. These agreements are for periods of one year and automatically renew unless otherwise canceled in writing by the customer or us. After an initial warranty period, typically 90 days, the customer is invoiced a monthly hardware and software maintenance fee which provides essentially for repair or replacement of malfunctioning hardware and software, software version upgrades, and on-call support for software.

Customers. The demand for slot machines and video gaming machines varies depending on new construction and renovation of casinos and other facilities with needs for new equipment as well as the replacement of existing machines. For the year ended June 30, 2002, the ten largest customers (including corporate customers with multiple casino properties) accounted for approximately 38% of the Bally Gaming and Systems’ new unit sales, with the largest single customer accounting for 13% of new units sales.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

The demand for computerized slot monitoring systems is driven by regulatory requirements in a given jurisdiction and by a casino operators’ competitive need to properly track machine and player activity and to establish and compile individual machine and player profitability and other demographic information. All of this enables casinos to develop or enhance marketing strategies. Revenues for computerized monitoring systems are derived from selling to new installations and to new or existing customers who either (a) acquire casinos with a competitor’s system which is replaced with our system or (b) expand their casino floors or upgrade their hardware to a new product release. For the year ended June 30, 2002, the ten largest computerized monitoring system customers (which include certain multi-site casino operators that have corporate agreements) accounted for approximately 71% of game monitoring unit sales revenues. Due to the high initial costs of installing a computerized monitoring system, customers for such systems generally do not change suppliers once they have installed such a system.

Future growth of Bally Gaming and Systems will be based on continued penetration of the international markets, further expansion in the established and emerging markets, as well as continued development efforts to provide customers with new and innovative hardware and software product offerings.

Assembly Operations. Bally Gaming and Systems’ Las Vegas facility was completed in 1990 specifically for the design, assembly and distribution of gaming equipment. The 150,000-square foot facility was designed to meet fluctuating product design demands and volume requirements, and management believes the facility enables Bally Gaming and Systems to increase production without significant capital expenditures. All assembly of game monitoring unit products is performed in the Las Vegas facility.

In March 2000, we entered into an agreement with Multimedia Games, Inc. to supply gaming devices for use in Class III and other markets. The agreement was amended in April 2000 to include Class II markets. Multimedia also purchases the rights to certain Bally themes, which entitles them to certain Bally proprietary game themes. Multimedia redesigns these game themes to be compatible with its operating system configurations. Sales of base gaming devices to Multimedia totaled approximately $2.0 million and $10.7 million for years ended June 30, 2001 and 2002, respectively, and sales of game themes totaled $1.0 million for the year ended June 30, 2002.

Management believes our assembly operations allow for rapid generation of different models to fill orders quickly and efficiently. Another major advantage of the existing plant operation is that machines can be altered in many ways including the size, type and color of glass, sound and payoff patterns to produce a “customized” product for each customer. Bally Gaming and Systems keeps an inventory of parts that allow machines to be altered quickly to conform to a particular customer’s design/feature request. Bally Gaming and Systems produces products for individual customer orders, thereby reducing the risk of a backlog of finished goods inventories. Bally Gaming and Systems designs all of the major assemblies that are incorporated into the final machine configuration.

Competition. The market for gaming machines and progressive systems in North America is dominated by a single competitor, International Game Technology, Inc. (“IGT”). Worldwide there are a number of other well-established, well-financed and well-known companies producing gaming machines that compete with each of our lines in each of our markets. The other major competitors are AC Slot and Coin, Aristocrat, Innovative Gaming Corporation of America, Mikohn Gaming Corporation (“Mikohn”), Shuffle Master, Inc., Sigma Games, Inc., Silicon Gaming, Universal Distributing of Nevada, Inc., WMS Industries, Inc. (“WMS”) and companies that market gaming machines under the brand names of Atronic, Cirsa, Konami, Novomatic and Sega Enterprises Ltd. Many of these companies look to expand their market share by decreasing our current market share. Other companies may enter the gaming machine business and several of these companies offer or plan to offer second feature bonus games. Besides Bally Gaming, Acres Gaming, IGT, Aristocrat and Mikohn offer wide-area progressive systems, and others may enter this area. Competition among gaming product manufacturers, particularly with respect to sales of gaming machines into new and emerging markets, is vigorous. The competition is based on which machines generate the most net win to the casinos, competitive customer pricing and financing terms, quality of the product and having an extensive distribution, sales and support network.

The main competition in game monitoring units currently consists of IGT, Aristocrat, Acres Gaming, and to a lesser extent, Gaming Systems International and Mikohn. Competition is keen in this market due to the number of providers and the limited number of casinos and jurisdictions in which they operate. Pricing, product feature and function,

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

accuracy, and reliability are all key factors in determining a provider’s success in selling its system. Management believes the future success of our operations will be determined by our ability to bring new and innovative products to the market while maintaining our base of loyal existing customers.

Wall Machines and Amusement Games

Industry Overview

Management believes the German wall machine market consists of approximately 200,000 wall machine units. German regulations currently limit the useful life of wall machines to four years. As a result, annual market demand for wall machines in Germany approximates 35,000 to 55,000 units with fluctuations resulting primarily from economic conditions, regulatory changes, and new product development. Management believes that the size of the wall machine market has declined from prior years due to changes in the arcade and tavern markets and an increase in non-payout entertainment games, as well as the impact from the overall slowdown in the German economy. A portion of this annual demand is not available to us as it relates to machines in arcades operated by our two main German competitors.

Wall machine sales into the arcade market account for approximately 40% of the total wall machine sales in Germany. During the first half of 2002, NSM, AG sold their arcade operation leaving the largest competitor, Gauselmann, AG operating around 200 arcades. Generally Gauselmann does not purchase wall machines from Bally Wulff for their arcades. Management believes Bally Wulff’s share of the German wall machine market was approximately 21%, 30% and 20% for the years ended June 30, 2000, 2001 and 2002, respectively. Market share is impacted by the popularity of the machines in the locations and can fluctuate between periods based on this and a wide range of other factors. The German legislative authorities regulate and monitor the wall machine industry on an ongoing basis to ensure conformance with certain manufacturing standards and the fairness of each machine to users. Existing legislation covers prescribed licensing procedures, the use, installation and operation of wall machines and the taxation of wall machines.

In August 2001, the regulators approved a change to the play parameters for wall machines, reducing the time per play cycle from 15 seconds to 12 seconds, an improvement of 25%. The sale of 12-second games totaled 4,670 units in 2002. This change was petitioned by the arcade operators who believe that the improved speed of play will attract players to wall machines and away from other types of non-gaming amusement games.

The regulations regarding the useful life of a wall machine are under review, and there is substantial pressure from the operators to increase the life. The timing of such a change, if any, is not known, but if enacted would likely have an adverse impact on Bally Wulff.

Operations of Bally Wulff

Products. Bally Wulff’s manufacturing operations were founded in Berlin in 1950. Bally Wulff produces and distributes a variety of models of wall machines under the trade name “Bally Wulff” for operation in arcades, hotels, restaurants and taverns primarily in Germany. These wall machines are coin-operated, armless gaming devices similar to slot machines that award winnings for matching numbers or symbols on three to five wheels or drums and differ primarily in appearance, graphic design, theme, pay-table and customer appeal. Each game play costs up to 40 pfennigs (approximately $0.20 at the exchange rate of $0.20=Euro 0.20 prevailing as of June 30, 2002, which rate is used hereinafter) to play, although the player may deposit larger amounts to provide continuous play but not to increase payoffs. German regulations limit the maximum payout to ten times the player’s stake (Euro 2.00 or approximately $1.97 per game). Current models of wall machines provide the player the opportunity to win 100 special games on one play, which increases the potential amount that can be won on the minimum wager. German regulations require a minimum payback of 60% for wall machines, although many machines are generally programmed to pay back at somewhat higher rates to encourage play. Bally Wulff has also manufactured non-payout entertainment machines for operation in arcades, hotels, restaurants and taverns in Germany and may continue to do so in the future on a selective basis.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

In addition to manufacturing wall machines, Bally Wulff distributes wall machines and other recreational and coin-operated amusement machines manufactured by third parties in order to be a full service provider to our customers. These machines include entertainment games, pool tables, dart games, pinball machines, jukeboxes and arcade games, and are distributed primarily for use in arcades, restaurants, hotels and taverns.

The following table sets forth the percentage of Bally Wulff’s revenues by product line for the periods indicated:

	Percentage of Revenues
	Years ended June 30,

Product Line	2000	2001	2002

Sale of wall machines manufactured by Bally Wulff	40%	42%	38%
Leasing of wall machines manufactured by Bally Wulff	14	12	14
Entertainment and amusement machines and third party wall machines distributed	42	42	47
Other (primarily used machines, parts and service)	4	4	1

	100%	100%	100%

Product Development. Management believes that Bally Wulff’s wall machines are viewed as premium products because of their quality, dependability, ease of service and proven ability to attract players and generate revenue. Bally Wulff designs our machines to appeal to each of the three categories of participants in the distribution process: Bally Wulff’s sales representatives and independent distributors, the owner/operator of the machines, and the players. The sales representatives and distributors require machines with broad appeal that are easy to demonstrate and sell. The owner/operators desire reasonably priced machines that are easy to collect from and service and that are proven revenue generators. The players prefer entertaining machines that are simple to play and have unique features.

Bally Wulff’s management has formed design teams that are responsible for generating ideas for creative new machines. These teams are comprised of representatives of each department involved in the production and distribution of machines, such as art, design, engineering, manufacturing, marketing and sales. The design teams meet for three days each calendar quarter at a site away from Bally Wulff’s headquarters. The teams analyze machines currently being marketed by Bally Wulff and our competitors to assess their strengths and weaknesses and then suggest ideas for new machines. We review these ideas to determine which machines should be produced on a trial basis. Bally Wulff typically pursues 15 to 20 projects at any given time, and approximately 12 to 15 machines are submitted for licensing each year. These new machines are built in limited quantities and then test marketed for three to six months. Generally, fewer than half of the new machines tested are put into full-scale production. Management believes this process of generating new ideas and then turning only a limited number of the ideas into machines which will reach the mass market is responsible for the high quality of Bally Wulff’s machines and their continued acceptance and success in the marketplace.

Total spending on product research and development by Bally Wulff was $2.7 million, $2.5 million and $2.6 million during the years ended June 30, 2000, 2001 and 2002, respectively.

Sales and Marketing. Bally Wulff sells virtually all of our products through our direct sales force of approximately 55 individuals located in 20 regional sales offices. Independent German distributors account for approximately 5% of sales. Virtually all of Wulff’s sales of new wall machines are in the German market. The sales offices are operated as independent profit centers and are assigned geographic areas in which the offices are responsible for sales, servicing the machines and assisting in collecting customers’ accounts receivable balances.

The wall machines manufactured and sold by Bally Wulff generally sell for prices ranging from Euro 2,250 to Euro 4,150 (approximately $2,220 to $4,100). Due to price competition among the three largest manufacturers, selling prices have declined since 1997. Management believes that such declines in prices have reached bottom, and expects improvements in the future. For the year ended June 30, 2002, approximately 80% of Bally Wulff machine sales were on terms of 90 days or less. Remaining sales of machines are financed by Bally Wulff generally over a 12-month period, with interest rates between 6% and 24%. For this reason, Bally Wulff establishes an internal credit rating and credit limit for each customer. Under Bally Wulff’s conditions of sale, a security interest in a machine is retained by

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

Bally Wulff until the machine has been paid for in full. In addition, Bally Wulff requires security beyond the wall machine itself. Currently, Bally Wulff provides customer financing for approximately 20% of our sales, and management expects this practice to increase during fiscal 2003. Leasing machines to customers accounted for 14%, 12% and 14% of total revenues for the years ended June 30, 2000, 2001 and 2002, respectively. In approximately 94% of our unit sales, Bally Wulff accepts wall machines as trade-ins toward the purchase of new wall machines. To the extent possible, the used machines are then resold.

Customers. Each of Bally Wulff’s top ten customers has maintained their relationship with Bally Wulff for over five years. For the year ended June 30, 2002, Bally Wulff’s top ten customers accounted for approximately 7% of Bally Wulff’s revenues, while no single customer accounted for more than 2% of Bally Wulff’s revenues.

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

Assembly Operations. Bally Wulff’s manufacturing process is primarily an assembly operation. Our manufacturing facility consists of a four-story, 100,000-square foot building in Berlin, Germany. Bally Wulff purchases our key raw materials, sub-assemblies and fabricated parts from a variety of suppliers, and most parts are purchased from multiple suppliers. While there exists no formal long-term contract commitments to any single supplier, Bally Wulff has placed certain standing orders with suppliers to help assure the availability of specific quantities on an as-needed basis. These orders are cancelable by Bally Wulff at any time without penalty. Most of the component parts are standard on all models of all Bally Wulff’s wall machines, which promotes easy conversion from the production of one model to another in response to customer demand. Except in connection with certain promotions, Bally Wulff generally maintains low inventory levels of assembly parts, and the amount of work-in-process is generally less than the number of machines sold in one week.

Because of our manufacturing structure, Bally Wulff is capable of substantially increasing our wall machine output without significant capital expenditures. Bally Wulff continues to improve our manufacturing efficiency and productivity through the use of computer-aided design systems, automated production equipment, and devotion of substantial resources to product quality control.

Competition. Bally Wulff and two of our competitors, NSM, AG and Gauselmann, AG, dominate Germany’s wall machine manufacturing industry. Management believes these three entities collectively account for approximately 90% of the entire market. Bally Wulff competes with many companies in the distribution of coin-operated amusement games, some of which are larger and have greater resources than Bally Wulff. Bally Wulff’s major competitors own and operate a significant number of arcades, which may give them a competitive advantage arising from a built-in market for their games and the ability to test market new games in their own arcades. Furthermore, increased foreign competition in Germany may have an adverse impact on our future wall machine revenues. Management believes that the primary competitive factors in the wall machine and coin-operated amusement game markets are the quality and depth of the product line, price and customer service which includes the ability to fill orders quickly and efficiently.

Route Operations

Nevada Operations

Overview. Our Nevada route operations involve the selection, ownership, installation, operation and maintenance of video poker devices, reel-type slot machines and other electronic gaming machines in local establishments such as taverns, restaurants, supermarkets, drug stores, convenience stores and casinos operated by third parties (“local establishments”). Our route operations target Nevada residents who generally frequent local establishments close to their homes.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

The following table sets forth certain historical data concerning our Nevada route operations:

	Years ended June 30,

	2000	2001	2002

Average number of gaming machines operated	7,856	8,083	8,281
Average number of locations	687	703	702
Average win per day per gaming machine	$63.10	$67.75	$68.22

At June 30, 2002, we operated approximately 8,350 machines on our Nevada route. We have increased the number of gaming machines owned and operated principally through contracting with new locations as they open and strategic takeover of contracts at locations operated by several mid-sized route operators.

We enter into long-term agreements with local establishments through either space leases or revenue-sharing arrangements. Under revenue sharing arrangements, most common with taverns, restaurants and convenience stores, we do not pay rent, but rather receive a percentage of the net win from the gaming machines. Under revenue sharing arrangements, the owner of the local establishment must have a gaming license, in addition to the general slot route operator’s license that we hold. Under space lease arrangements, most common with supermarkets and drug stores, we pay a fixed rental amount to the owner of the local establishment and we receive all of the net win derived from the gaming machines. Under space lease arrangements, only we (and not the establishment owner) are required to hold a gaming license. Most of the local establishments serviced by us are restricted by law to operating no more than 15 gaming machines.

Revenue-sharing arrangements accounted for approximately 84%, 80%, and 82% of revenues and 74%, 77%, and 78% of installed machines, respectively, in our Nevada route operations for the years ended June 30, 2000, 2001 and 2002. At June 30, 2002, the weighted average remaining term of our revenue sharing arrangements was approximately 3.0 years. Space lease arrangements accounted for approximately 16%, 20%, and 17% of revenues and 26%, 23%, and 22% of installed machines, respectively, in our Nevada route operations for the years ended June 30, 2000, 2001 and 2002. At June 30, 2002, the weighted average remaining term of our space leases was 2.7 years.

We have historically been able to renew or replace revenues from expiring agreements with revenues generated by renewal or replacement contracts. We have emphasized return on investment rather than increasing market share in renewing or entering into new contracts and have undertaken a systematic review process to adjust our contract mix to emphasize higher margin contracts and, where permissible, canceling or not renewing unprofitable contracts.

Sales and Marketing. As the largest route operator in Nevada, we believe that we are able to differentiate ourselves from our competitors because we are a full-service operation that provides our customers support for marketing promotional allowances, and because we use our design capabilities to provide electronic gaming machines with features customized to customers’ needs. We developed and continue to implement a system called “Gamblers Bonus.” “Gamblers Bonus” is a patented proprietary cardless slot players club and player tracking system, which allows multiple local establishments to be linked together into a distributed gaming environment. Through this technology, we are able to provide our players and customers with many of the same gaming choices otherwise available only in a larger scale casino environment, choices such as multi-location progressive jackpots, bigger jackpot payouts and traditional players’ club programs. Additionally, we are offering a series of games available only to Gamblers Bonus members, and continue to enhance Gamblers Bonus with new games and technology.

Since the launch of Gamblers Bonus, the gaming machines linked to Gamblers Bonus have experienced an increase in net win per day per machine. As of June 30, 2002, we had the Gamblers Bonus installed in over 4,000 gaming machines at approximately 406 locations or 49% of the installed base of gaming machines. We believe Gamblers Bonus will continue to improve both the revenues and operating efficiencies of our Nevada route operations and has the potential to create additional opportunities in the route operations segment of the gaming industry.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

Customers. We have a diversified customer base with no one customer accounting for more than 3% of our revenues generated from Nevada route operations during the year ended June 30, 2002, although approximately 7% of such revenues were generated through an affiliated group of such customers. The affiliated group consists of eight partnerships each having one individual partner who is common to all such partnerships. For the year ended June 30, 2002, the ten largest customers accounted for approximately 14% of the Nevada route operations revenues.

Assembly Operations. In years prior to 1998, our route operations manufactured their own gaming machines for use in our Nevada route operations. These machines represent approximately 34% of the gaming machines currently used in the Nevada route operations at June 30, 2002. In July 1998, we received regulatory approval to begin using the Bally Game Maker® platform for Gamblers Bonus gaming machines deployed on the Nevada route. At June 30, 2002, approximately 38% of the installed base of gaming machines on the Nevada route was manufactured by Bally Gaming.

Competition. We are subject to substantial direct competition for our revenue-sharing and space lease locations from several large route operators and numerous small operators, located principally in Las Vegas, Reno and the surrounding areas and from other forms of gaming. The Company, Anchor Gaming, ET&T, and Golden Gaming (formerly Southwest Gaming) are the largest route operators in Nevada. The principal methods of competition for route operators include the economic terms of the revenue sharing or space lease arrangement, the services provided, the Gamblers Bonus product and the reputation of the route operator. Price competition is intense and can reduce our gross margin on such operations if the percentage of the gaming machine revenues retained by the local establishment increases.

Louisiana Operations

Overview. On the basis of our Nevada route operations expertise, in March 1992 we obtained a contract to operate video poker gaming machines in the greater New Orleans, Louisiana area through a subsidiary, Video Services, Inc. (“VSI”). We entered into an operating agreement which runs through April 2003 with Fair Grounds Corporation and its affiliates, Jefferson Downs Corporation and Finish Line Management Corporation (collectively, “Fair Grounds”), under which we are the exclusive operator of video poker machines at the only racetrack in the greater New Orleans area and eight associated off-track betting parlors (OTB’s). This agreement contains a five-year option for us to match any third party offer to operate the machines after April 2003. We operate the game rooms where the video poker machines are located for each of the nine facilities owned by Fair Grounds, for which we receive a percentage of the revenue generated by the machines. As of June 30, 2002, we had approximately 700 video poker machines in Louisiana.

Under the Louisiana gaming laws and regulations, the majority stockholder of any entity operating video poker machines in Louisiana must be a domiciled resident of the State of Louisiana. As a result, we own 49% of the common stock of VSI and three prominent members of the Louisiana business and legal community own the remaining 51%. We, however, own all the voting stock of VSI and all of VSI’s officers and directors are Company employees. We have a 71% interest in dividends of VSI in the event dividends are declared. We also formed two other Louisiana subsidiaries, Southern Video Services, Inc. (“SVS”) and Video Distributing Services, Inc. (“VDSI”). Both SVS and VDSI are structured in a manner similar to VSI except that we are entitled to receive 60% of any SVS dividends. Under the terms of our contract with Fair Grounds, we must conduct any additional video poker operations in Louisiana other than gaming at racetracks or OTB parlors through SVS. To date, SVS and VDSI have not engaged in business in Louisiana.

We are prohibited by the Louisiana Act from engaging in both the manufacture and operation of video poker gaming in Louisiana and, therefore, we do not manufacture our own video poker machines for use in Louisiana.

Sales and Marketing. VSI has developed an extensive marketing program under the name “The Rockin Horse Game Room” which is designed to attract primarily local residents to VSI’s facilities. Media placement has focused on newspaper and radio advertising with promotions including a players’ club, direct mailings and offerings of a wide range of prizes. We intend to expand our operations selectively in the greater New Orleans area by increasing the number of video poker machines in certain of our existing locations as demand warrants. We continue to

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

investigate the addition of new locations under our current contract with the Fair Grounds in areas where competitive factors are favorable. Under the Louisiana Act, racetracks and OTBs are permitted to install an unlimited number of video poker machines while truck stops and taverns may install only limited numbers of such machines.

Competition. The racetrack and OTB locations where we operate video poker machines compete with three riverboat casinos, one land based casino, thirty-two truck stops and approximately 1,730 “tavern” locations with liquor licenses throughout the New Orleans area. Each truck stop is permitted to operate up to fifty video poker machines and each tavern is permitted to operate up to three video poker machines. Louisiana has riverboat gaming statewide and three riverboats are currently operating in the greater New Orleans area. The riverboats and land based casino are permitted to have live table games and an unlimited number of gaming machines, including slot machines.

Casino Operations

Overview.

Rainbow Casino. The Rainbow Hotel Casino located in Vicksburg, Mississippi, began operations in July 1994. The facility includes a 33,000-square foot casino, with 977 gaming devices and 16 table games as well as a 250-seat restaurant/buffet and 20,000-square foot conference center. The facility also includes the 89-room Rainbow Hotel, which is owned and operated by a third party. Rainbow Casino is marketed as a “locals” casino and draws our customers principally from within a 75-mile radius of Vicksburg. The Vicksburg casino market generated approximately $240 million in gaming revenue in the twelve months ended June 30, 2002, representing a growth rate of 5%.

We are the general partners of Rainbow Casino Vicksburg Partnership, L.P. (“RCVP”) the limited partnership that operates the Rainbow Casino. The limited partner, Rainbow Corporation, an independent third party is entitled to receive 10% of the net available cash flows after debt service and other items, as defined (which amount increases to 20% of such amount for the proportional revenues above $35.0 million) each year through December 31, 2010. The Company holds the remaining economic interest in the partnership.

Rail City Casino. In April 1990, the Company purchased, for an aggregate purchase price of $9.5 million, substantially all of the assets of the Rail City Casino (formerly the Plantation Station Casino) located near the border between the cities of Reno and Sparks in northern Nevada. Rail City is a 20,000 square-foot casino, which as of June 30, 2002 operated approximately 530 gaming devices, 8 table games, and live keno. In addition, Rail City Casino includes a 300-seat restaurant, and offers a race and sports book that is leased to an independent race and sports book operator. Rail City Casino is convenient to both Reno and Sparks and caters primarily to the local market.

Sales and Marketing. Our casinos target the mid-level gaming customers in the market. We promote our casinos primarily through direct mail, special promotional events, and by providing quality food at reasonable prices.

Competition. Gaming of all types is available throughout Nevada and Mississippi in numerous locations, including many locations that compete directly or indirectly with our casino operations. The operation of casinos is a highly competitive business. The principal competitive factors in the industry include the quality and location of the facility, the nature and quality of the amenities and customer services offered and the implementation and success of marketing programs. Many of Rail City Casino’s competitors include large casino-hotels that offer more amenities, as well as smaller casinos and taverns that appeal to local area residents. The Rainbow Casino faces substantial direct competition for gaming customers from the three other gaming facilities in Vicksburg as well as other gaming operations through out Mississippi.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

Patents, Copyrights and Trade Secrets

Bally Gaming, Inc., is the copyright owner (or has licenses to use) game software, artwork and video presentation and has registered some of these copyrights with the U.S. Copyright Office. Some games, cash handling mechanisms, and other gaming device mechanisms (either currently used or reserved for future development including several related to Gamblers Bonus) are covered either by pending patent applications or issued patents, both foreign and domestic. The expiration dates of these patents vary and are based on their filing or issue dates. In addition, many of the games have trademarks registered with the U.S. Patent and Trademark Office, state trademark registries, or both. Together with our subsidiaries, we have over two hundred registered or pending trademark applications in the United States and around the world, including the registered U.S. trademark, Gamblers Bonus.

Bally Gaming, Inc., is obligated under several patent agreements to pay royalties ranging from approximately $5 to $300 per applicable game depending on the components in the gaming machines. In addition, we have obtained the rights to certain game ideas and intellectual property that require Bally Gaming and Systems to pay royalties based on either fixed amounts or variable amounts based upon game performance. Royalty expense for Bally Gaming and Systems for the years ended June 30, 2000, 2001, and 2002 was $3.4 million, $3.5 million, and $2.8 million, respectively.

Employees and Labor Relations

As of June 30, 2002, we and our subsidiaries employed approximately 2,500 persons, including approximately 1,475 persons in Nevada, 60 persons in Louisiana, 500 persons in Mississippi, 45 persons in various other states and 420 persons in Germany. These employees are not covered by collective bargaining agreements. Bally Wulff’s employees, however, are covered by German regulations, which apply industry-wide and are developed, to some extent, through negotiations between representatives of the metal working industry, employers, and the trade union representing the employees. These regulations are in the nature of collective bargaining agreements and cover the general terms and conditions of such items as wages, vacations and work hours. The regulations codify what are considered the common standards of employment in the German metal working industry. We believe we have satisfactory relationships with our employees.

Gaming Regulations and Licensing

General. The manufacture and distribution of gaming machines and the operation of gaming facilities are subject to extensive federal, state, local, and foreign regulation. Although the laws and regulations of the various jurisdictions in which we operate and may expand our gaming operations vary in their technical requirements and are subject to amendment from time to time, virtually all of these jurisdictions require licenses, permits, documentation of qualification, including evidence of financial stability, and other forms of approval for companies engaged in the manufacture and distribution of gaming machines and the operation of gaming facilities, as well as the individual licensing of officers, directors, major stockholders and key personnel of such companies.

Any person who acquires a controlling interest in the Company would have to meet the requirements of all governmental bodies that regulate our gaming businesses. A change in the make-up of our board of directors and management would require the various gaming authorities to examine the qualifications of the new board and management.

Nevada. The ownership and operation of casino gaming facilities in Nevada are subject to (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (the “Nevada Act”); and (ii) various local ordinances and regulations. Our gaming, manufacturing, distributing, and slot route operations (collectively referred to as “gaming machine operations”) are subject to the licensing and regulatory control of the Nevada State Gaming Control Board (the “Nevada Board”), the Nevada Gaming Commission (the “Nevada Commission”), the Clark County Liquor and Gaming Licensing Board (the “Clark County Board”), and various other county and city regulatory agencies, all of which are collectively referred to as the “Nevada Gaming Authorities.”

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

The laws, regulations, and supervisory procedures of the Nevada Gaming Authorities are based on declarations of public policy concerned with, among other things: (i) the prevention of unsavory and unsuitable persons from having any involvement with gaming; (ii) the strict regulation of all persons, locations, practices, associations and activities related to the operation of licensed gaming establishments and the manufacture and distribution of gaming machines, cashless wagering systems and associated equipment; (iii) the establishment and maintenance of responsible accounting practices and procedures; (iv) the maintenance of effective control over the financial practices of licensees, including establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record-keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (v) the prevention of cheating and fraudulent practices; and (vi) providing a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on our gaming-related operations.

We are registered with the Nevada Commission as a publicly traded corporation (a “Registered Corporation”). Our direct and indirect subsidiaries that manufacture or distribute gaming devices or conduct gaming operations at various locations (collectively, the “Nevada Subsidiaries”) are required to be licensed by the Nevada Gaming Authorities. The licenses held by the Nevada Subsidiaries require periodic payments of fees and taxes and are not transferable. The Company, through registered intermediary companies (individually an “Intermediary Company” and collectively the “Intermediary Companies”), has been found suitable to own the stock of the Nevada Subsidiaries, each of which is a corporate licensee (individually a “Corporate Licensee” and collectively the “Corporate Licensees”) under the terms of the Nevada Act. As a Registered Corporation, we are required periodically to submit detailed financial and operating reports to the Nevada Gaming Authorities and furnish any other information the Nevada Gaming Authorities may require. No person may become a stockholder of or receive any percentage of the profits from the Corporate Licensees without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, the Intermediary Companies, and the Corporate Licensees have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits, and licenses required to engage in gaming activities, gaming machine operations, and in the manufacture and distribution of gaming devices for use or play in Nevada or for distribution outside of Nevada.

All gaming machines and cashless wagering systems manufactured, sold, or otherwise distributed for use or play in Nevada or for distribution outside of Nevada must be manufactured by licensed manufacturers and distributed or sold by licensed distributors. All gaming machines manufactured for use or play in Nevada must be approved by the Nevada Commission before they are distributed or exposed for play. The approval process for gaming machines and cashless wagering systems includes rigorous testing by the Nevada Board, a field trial, and a determination as to whether the gaming machines or cashless wagering systems meet strict technical standards set forth in the regulations of the Nevada Commission. Associated equipment (as defined in the Nevada Act) must be administratively approved by the chairman of the Nevada Board before it is distributed in Nevada.

The Nevada Gaming Authorities may investigate any individual who has a material relationship or material involvement with us, the Intermediary Companies or the Corporate Licensees to determine whether that individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors, and key employees of the Company and the Intermediary Companies who are actively and directly involved in the licensed activities of the Corporate Licensees are or may be required to be licensed or found suitable by the Nevada Gaming Authorities. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities, and in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position. The Nevada Gaming Authorities may deny an application for licensing or finding of unsuitability for any cause they deem reasonable.

If the Nevada Gaming Authorities were to find an officer, director, or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Intermediary Companies, the Corporate Licensees, or us the companies involved would have to sever all relationships with that person. In addition, the Nevada Commission may require the Intermediary Companies, the Corporate Licensees or us to terminate the employment of any person

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

who refuses to file appropriate applications. Licensing and suitability determinations are not subject to judicial review in Nevada.

We and the Corporate Licensees that hold non-restricted licenses are required to submit detailed financial and operating reports to the Nevada Commission. A non-restricted license is a license for an operation consisting of sixteen or more slot machines, or for any number of slot machines together with any other game, gaming device, race book, or sports pool at one establishment. Substantially all material loans, leases, sales of securities, and similar financing transactions by the Corporate Licensees that hold non-restricted licenses must be reported to or approved by the Nevada Commission.

If it were determined that a Corporate Licensee had violated the Nevada Act, the licenses it holds could be limited, conditioned, suspended, or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, the Intermediary Companies, the Corporate Licensees, and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate any non-restricted gaming establishment operated by a Corporate Licensee and, under certain circumstances, earnings generated during the supervisor’s appointment (except for reasonable rental of the casino property) could be forfeited to the state. Limitation, conditioning, or suspension of the gaming licenses of the Corporate Licensees or the appointment of a supervisor could, and revocation of any gaming license would, materially adversely affect the gaming-related operations of the Company.

The Gaming Authorities may, at their discretion, require the holder of any of our security to file applications, be investigated, and be found suitable to own our securities if the Nevada Commission has reason to believe that the holder’s ownership would be inconsistent with the declared policies of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

The Nevada Act requires any person who acquires more than 5 percent of any class of a Registered Corporation’s voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10 percent of any class of a Registered Corporation’s voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the chairman of the Nevada Board mails written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Act, that acquires more than 10 percent, but not more than 15 percent (nineteen percent if such additional ownership results from a stock repurchase program conducted by the Registered Corporation, subject to certain conditions), of a class of a Registered Corporation’s voting securities may apply to the Nevada Commission for a waiver of finding of suitability if the institutional investor holds the securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the corporate charter, bylaws, management, policies, or operations of the Registered Corporation or any of its gaming affiliates, or any other action the Nevada Commission finds to be inconsistent with holding the Registered Corporation’s voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in Registered Corporation’s management, policies, or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with investment only intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership, or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, the Intermediary Companies, or the Corporate Licensees, we (i) pay that person any dividend or interest upon voting securities of the Company; (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pay remuneration in any form to that person for services rendered or otherwise; or (iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities, including, if necessary, the immediate purchase of said voting securities for cash at fair market value. Additionally, the Clark County Board has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

The Nevada Commission may in its discretion require the holder of any debt securities of a Registered Corporation to file applications, be investigated, and be found suitable to own the debt security if the Nevada Commission has reason to believe that such ownership would be inconsistent with the declared policies of Nevada. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals if, without the prior approval of the Nevada Commission, it (i) pays the unsuitable person any dividend, interest or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

We are required to maintain in Nevada a current stock ledger, which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to impose a requirement that a Registered Corporation’s stock certificates bear a legend indicating that the securities are subject to the Nevada Act. The Nevada Commission has imposed this requirement on the Company.

We may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or proceeds there from are intended to be used to construct, acquire, or finance gaming facilities in Nevada or to retire or extend obligations incurred for such purposes. In addition, (i) a Corporate Licensee may not guarantee a security issued by a Registered Corporation pursuant to a public offering without the prior approval of the Nevada Commission; and (ii) restrictions on the transfer of an equity security issued by a Corporate Licensee or Intermediary Company and agreements not to encumber such securities (collectively, “Stock Restrictions”) are ineffective without the prior approval of the Nevada Commission.

Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct whereby a person or entity acquires control may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission on a variety of stringent standards before assuming control of the Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors, and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as a part of the approval process relating to the transaction.

The Nevada Legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities, and corporate defense tactics affecting Nevada corporate gaming licensees and Registered Corporations that are affiliated with those operations may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse affects of these business practices on Nevada’s gaming industry and to promote Nevada’s policy to: (i) assure the financial stability of corporate gaming licensees and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before a Registered Corporation can make exceptional repurchases of voting securities above the current market price (commonly called “greenmail”) and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation’s board of directors in response to a

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

tender offer made directly to the Registered Corporation’s stockholders for the purpose of acquiring control of the Registered Corporation.

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the licensees conduct their operations. Depending upon the particular fee or tax involved, these fees and taxes are payable, either monthly, quarterly, or annually and are based on either (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments. The Corporate Licensees that hold gaming device route operator licenses or manufacturer or distributor licenses also pay certain fees to Nevada.

Any person who is licensed, required to be licensed, registered, required to be registered, or who is under common control with such persons (collectively, “Licensees”), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board and thereafter maintain a $25,000 revolving fund to pay the expenses of investigation by the Nevada Board of the Licensee’s participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operations who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

The sale of alcoholic beverages at establishments operated by a Corporate Licensee is subject to licensing, control, and regulation by applicable regulatory agencies. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend, or revoke any such license, and any such disciplinary action could, and revocation would, have a material adverse affect on the operations of the Corporate Licensees.

Louisiana. The manufacture, distribution, servicing, and operation of video draw poker devices (“Devices”) in Louisiana are subject to the Louisiana Video Draw Poker Devices Control Law and the rules and regulations promulgated thereunder (the “Louisiana Act”). Licensing and regulatory control is maintained by a single gaming control board for the regulation of gaming in Louisiana. This Board, created on May 1, 1996, is called the Louisiana Gaming Control Board (the “Louisiana Board”) and oversees all licensing for all forms of legalized gaming in Louisiana (including all regulatory enforcement, and supervisory authority that exists in the state as to gaming on Native American lands). The Video Gaming Division of the Gaming Enforcement Section of the Office of State Police within the Department of Public Safety and Corrections (the “Division”) performs the investigative functions for the Louisiana Board. The laws and regulations of Louisiana are based on policies of maintaining the health, welfare, and safety of the general public and protecting the video gaming industry from elements of organized crime, illegal gambling activities, and other harmful elements, as well as protecting the public from illegal and unscrupulous gaming to ensure the fair play of devices.

VSI and SVS, the indirect operating subsidiaries for our gaming operations in Louisiana, have each been granted a license as a device owner by the Division. These gaming subsidiaries are Louisiana Licensees (the “Louisiana Licensees”) under the terms of the Louisiana Act. The licenses held by the Louisiana Licensees expire at midnight on June 30, 2004, and are subject to renewal for five-year terms thereafter. Annual fees must be paid on or before July 1 in each year regardless of the license expiration date.

The Louisiana Board may deny, impose a condition on, or suspend or revoke a license, renewal, or application for a license for violations of any rules and regulations of the Louisiana Board or any violations of the Louisiana Act. In addition, fines for violations of gaming laws or regulations may be levied against the Louisiana Licensees and the persons involved for each violation of the gaming laws. The license is deemed a pure and absolute privilege and issuance, condition, denial, suspension or revocation of a license is at the discretion of the Louisiana Board under the provisions of the Louisiana Act. A license is not property or a protected interest under the constitution of either the United States or Louisiana.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

The Division has the authority to conduct overt and covert investigations of any person involved directly or indirectly in the video gaming industry in Louisiana. These investigations have extended to information regarding a prospective licensee’s and his or her spouse’s immediate family and relatives and their affiliations with certain organizations or other business entities. The investigation may also extend to any person who has or controls more than a 5 percent ownership of, or interest in income or profits in, an applicant for or holder of a license or who is a key employee or who has the ability to exercise significant influence over the licensee. All persons or entities investigated must meet all suitability requirements and qualifications for a licensee. The Louisiana Board may deny an application for licensing for any cause it may deem reasonable. The applicant for licensing must pay a filing fee, which applies to the cost of the investigation.

In order for a corporation to be licensed as an operator or distributor of video poker gaming devices by the Louisiana Board, a majority of the stock of the corporation must be owned by persons who have been domiciled in Louisiana for at least two years prior to the date of the application.

Bally Gaming has an application pending to renew our license as a manufacturer of devices under the Louisiana Gaming Law. In the past, a manufacturer would have to obtain a separate permit to do business with video poker, riverboat, and land-based casino licensees. However, recent changes have been enacted to Louisiana’s Gaming Law to allow manufacturers to apply for and obtain one permit to be able to conduct business in the different gaming venues.

Mississippi. The manufacture and distribution of gaming and associated equipment and the ownership and operation of casino facilities in Mississippi are subject to extensive state and local regulation, but primarily the licensing and regulatory control of the Mississippi Gaming Commission (the “Mississippi Commission”).

The Mississippi Gaming Control Act (the “Mississippi Act”), which legalized dockside casino gaming in Mississippi, is similar to the Nevada Gaming Control Act. The Mississippi Commission has adopted regulations that are also similar in many respects to the Nevada gaming regulations.

The laws, regulations and supervisory procedures of Mississippi and the Mississippi Commission are based on declarations of public policy that are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including establishment of minimum procedures for internal fiscal affairs and safeguarding of assets and revenues, providing for reliable record keeping and requiring the filing of periodic reports with the Mississippi Commission; (iv) the prevention of cheating and fraudulent practices; (v) providing a source of state and local revenues through taxation and licensing fees; and (vi) ensuring that gaming licensees, to the extent practicable, employ Mississippi residents. The regulations are subject to amendment and interpretation by the Mississippi Commission. We believe our compliance with the licensing procedures and regulatory requirements of the Mississippi Commission will not affect the marketability of our securities. Changes in Mississippi law or regulations may limit or otherwise materially affect the types of gaming that may be conducted, and such changes, if enacted, could have an adverse effect on us and our Mississippi gaming operations.

The Mississippi Act provides for legalized dockside gaming in each of the fourteen counties that border the Gulf Coast or the Mississippi River, but only if the voters in the county have not voted to prohibit gaming in that county. Currently, dockside gaming is permissible in nine of the fourteen eligible counties in the state and gaming operations have commenced in seven counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River, or in the waters of the State of Mississippi lying south of the state in eligible counties along the Mississippi Gulf Coast. Litigation is pending with respect to the expansion of eligible gaming sites to a site on the Big Black River in Warren County near Interstate 20 between Jackson and Vicksburg, Mississippi, where the Rainbow Casino is located. The Mississippi Commission ruled that the site was unsuitable, and the Mississippi Supreme Court upheld the Commission’s decision. The landowner and the license applicant have filed a petition for rehearing, which is pending before the

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

Mississippi Supreme Court. The Mississippi Act permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space that may be utilized for gaming.

The Mississippi Act permits substantially all traditional casino games and gaming devices. The Company, RCVP, Bally Gaming, Inc. (“BGI”), and their affiliates are subject to the licensing and regulatory control of the Mississippi Commission. We are registered under the Mississippi Act as a publicly traded corporation (a “Registered Corporation”) and holding company of RCVP and BGI. As a Registered Corporation, we are required periodically to submit detailed financial and operating reports to the Mississippi Commission and furnish any other information the Mississippi Commission may require. If we are unable to continue to satisfy the registration requirements of the Mississippi Act, we and our affiliates cannot own or operate gaming facilities or continue to act as a manufacturer and distributor in Mississippi. No person may become a stockholder of, or receive any percentage of profits from, a licensed subsidiary of a Registered Corporation or a holding company without first obtaining licenses and approvals from Mississippi Commission. We and our affiliates have obtained the necessary licenses and approvals from the Mississippi Commission. RCVP must maintain a gaming license from the Mississippi Commission to operate a casino in Mississippi and BGI must maintain a manufacturer and distributor license from the Mississippi Commission to manufacture and distribute gaming products and a wide-area progressive operator license to operate its progressive slot system. Such licenses are issued by the Mississippi Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations.

There are no limitations on the number of licenses that may be issued in Mississippi. Gaming and manufacturer and distributor licenses are not transferable, are issued for a three-year period (and may be renewed for two additional three-year periods) and must be renewed or continued thereafter. In June 2000, RCVP was granted a renewal of its gaming license by the Mississippi Commission, and BGI was granted a renewal of its manufacturer and distributor license and its wide-area progressive operator license.

Certain of our officers and employees and the officers, directors, and certain key employees of our licensed subsidiaries must be found suitable or be licensed by the Mississippi Commission. We believe we have obtained, applied for, or are in the process of applying for all necessary findings of suitability with respect to such persons affiliated with us, RCVP or BGI, although the Mississippi Commission, in its discretion, may require additional persons to file applications for findings of suitability. In addition, any person having a material relationship or involvement with us may be required to be found suitable, in which case those persons must pay the costs and fees associated with such investigation. The Mississippi Commission may deny an application for a finding of suitability for any cause it deems reasonable. Changes in certain licensed positions must be reported to the Mississippi Commission. In addition to its authority to deny an application for findings of suitability, the Mississippi Commission can disapprove a change in a licensed position. The Mississippi Commission has the power to require the Company and its registered or licensed subsidiaries to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Mississippi. At anytime, Mississippi Commission has the power to investigate and require the finding of suitability of any record or beneficial stockholder of the Company. The Mississippi Act requires any person who acquires more than 5 percent of any class of voting securities of a Registered Corporation, as reported to the Securities and Exchange Commission (“SEC”), to report the acquisition to the Mississippi Commission, and such person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than 10 percent of any class of voting securities of a Registered Corporation, as reported to the SEC, must apply for a finding of suitability by the Mississippi Commission. The Mississippi Commission generally has exercised its discretion to require a finding of suitability of any beneficial owner of more than 5 percent of any class of voting securities of a Registered Corporation. However, the Mississippi Commission has adopted a policy that permits certain institutional investors to own beneficially up to 15 percent of a class of voting securities of a Registered Corporation without a finding of suitability. If a stockholder who must be found suitable is a corporation, partnership, or trust, it must submit detailed business and financial information including a list of beneficial owners.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

Any record or beneficial stockholder required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Commission in connection with the investigation. Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Commission may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of such securities beyond such time as the Mississippi Commission prescribes may be guilty of a misdemeanor. We may be subject to disciplinary action if, after receiving notice that a person is suitable to be a stockholder or to have any other relationship with us or our Mississippi gaming subsidiaries, the company involved: (i) pays the unsuitable person any dividend or other distribution on that person’s voting securities; (ii) recognizes the exercise, directly or indirectly, of any voting rights conferred by securities held by the unsuitable person; (iii) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or (iv) fails to pursue all lawful efforts to require the unsuitable person to divest himself of the securities, including, if necessary, the immediate purchase of the securities for cash at a fair market value.

We may be required to disclose to the Mississippi Commission on request the identities of the holders of any of our debt or other securities. In addition, under the Mississippi Act, the Mississippi Commission may in its discretion require the holders of any debt security of a Registered Corporation to file an application, be investigated, and be found suitable to own the debt security if the Mississippi Commission has reason to believe that the ownership would be inconsistent with the declared policies of the state of Mississippi. Although the Mississippi Commission generally does not require the individual holders of obligations such as notes to be investigated and found suitable, the Mississippi Commission retains the discretion to do so for any reason, including but not limited to a default or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Commission in connection with the investigation. If the Mississippi Commission determines that a person is unsuitable to own a debt security, then the Registered Corporation may be sanctioned, including the loss of its approvals, if without the prior approval of the Mississippi Commission it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by the unsuitable person in connection with those securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

RCVP and BGI must maintain in Mississippi a current ledger with respect to the ownership of their equity securities, and we must maintain a current list of stockholders in the principal office of RCVP, which list must reflect the record ownership of each outstanding share of any class of our equity securities. The ledger and stockholder lists must be available for inspection by the Mississippi Commission at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We must also render maximum assistance in determining the identity of the beneficial owner.

The Mississippi Act requires that the certificates representing securities of a Registered Corporation bear a legend indicating that the securities are subject to the Mississippi Act and the regulations of the Mississippi Commission. We have received from the Mississippi Commission a waiver of this legend requirement. The Mississippi Commission has the power to impose additional restrictions on the holders of our securities at any time.

Substantially all material loans, leases, sales of securities and similar financing transactions by a Registered Corporation or a licensed gaming subsidiary must be reported to or approved by the Mississippi Commission. A licensed gaming subsidiary may not make a public offering of its securities, but may pledge or mortgage casino facilities. A Registered Corporation may not make a public offering of its securities without the prior approval of the Mississippi Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for one or more such purposes. Such approval, if given, does not constitute a recommendation or approval of the investment merits of the securities subject to the offering.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

Under the regulations of the Mississippi Commission, a Mississippi gaming subsidiary may not guarantee a security issued by an affiliated company pursuant to a public offering, or pledge its assets to secure payment or performance of the obligations evidenced by the security issued by the affiliated company, without the prior approval of the Mississippi Commission. A pledge of the stock of a Mississippi gaming subsidiary and the foreclosure of such a pledge are ineffective without the prior approval of the Mississippi Commission. Moreover, restrictions on the transfer of an equity security issued by a Mississippi gaming subsidiary and agreements not to encumber such securities are ineffective without the prior approval of the Mississippi Commission.

Changes in control of the Company through merger, consolidation, acquisition of assets, management or consulting agreements, or act or conduct by a person by which he or she obtains control, may not occur without the prior approval of the Mississippi Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Mississippi Commission in a variety of stringent standards prior to assuming control of the Registered Corporation. The Mississippi Commission may also require controlling stockholders, officers, directors, and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

The Mississippi legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees in Mississippi and Registered Corporations may be injurious to stable and productive corporate gaming. The Mississippi Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Mississippi’s gaming industry and to promote Mississippi’s policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs.

Approvals are, in certain circumstances, required from the Mississippi Commission before a Registered Corporation may make exceptional repurchases of voting securities (such as repurchases that treat holders differently) in excess of the current market price and before a corporate acquisition opposed by management may be consummated. Mississippi’s gaming regulations also require prior approval by the Mississippi Commission of a plan or recapitalization proposed by a Registered Corporation’s board of directors in response to a tender offer made directly to the stockholders for the purpose of acquiring control of the Registered Corporation.

Neither we nor any of our subsidiaries may engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi Commission. The Mississippi Commission may require determinations that, among other things, there are means for the Mississippi Commission to have access to information concerning the out-of-state gaming operations of the Company and its affiliates. We have previously obtained a waiver of foreign gaming approval from the Mississippi Commission for operations in other states and will be required to obtain the approval or a waiver of such approval from the Mississippi Commission prior to engaging in any additional future gaming operations outside of Mississippi.

If the Mississippi Commission determined that we or a licensed gaming subsidiary violated a gaming law or regulation, the Mississippi Commission could limit, condition, suspend, or revoke our approvals and the license of the subsidiary. In addition, we, the licensed subsidiary, and the persons involved could be subject to substantial fines for each separate violation. Because of such violations, the Mississippi Commission could seek to appoint a supervisor to operate our casino facilities. Limitation, conditioning or suspension of any gaming license or approval or the appointment of a supervisor could (and revocation of any gaming license or approval would) materially adversely affect us and RCVP’s gaming operations or BGI’s manufacturer, distributor, and wide-area progressive operations, as the case may be.

License fees and taxes, computed in various ways depending on the type of gaming involved, are payable to the State of Mississippi and to the counties and cities in which a licensed gaming subsidiary’s operations are conducted. Depending on the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly, or annually and are based on (i) a percentage of the gross gaming revenues received by the casino operation; (ii) the number of gaming devices operated by the casino; or (iii) the number of table games operated by the casino. The license fee payable to the State of Mississippi is based upon “gaming receipts” (generally defined as gross receipts

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

less payouts to customers as winnings), and the current maximum tax rate imposed is 8 percent of gaming receipts in excess of $134,000 per month. The foregoing license fees we pay are allowed as a credit against our Mississippi income tax liability paid for the year. The gross revenue fee imposed by the City of Vicksburg, Mississippi, where RCVP’s casino operations are located, equals approximately 4 percent of gaming receipts.

The Mississippi Commission’s regulations require as a condition of licensing or license renewal that an existing licensed gaming establishment’s plan include a 500-car parking facility in close proximity to the casino complex and infrastructure facilities that amount to at least 25% of the casino cost. We believe the Rainbow Casino is in compliance with this requirement. The Mississippi Commission adopted a change to this regulation increasing the infrastructure requirement to 100 percent; however, the regulation grandfathers existing licensees and applies only to new casino projects and casinos that are not operating at the time of acquisition or purchase by new owners.

In recent years, certain anti-gaming groups proposed for adoption, through the initiative and referendum process, certain amendments to the Mississippi Constitution that would prohibit gaming in the state. The proposals were declared illegal by the Mississippi courts on constitutional and procedural grounds. The latest ruling was appealed to the Mississippi Supreme Court, which affirmed the decision of the lower court. If another such proposal were to be offered and if a sufficient number of signatures were to be gathered to place a legal initiative on the ballot, it is possible for the voters of Mississippi to consider such a proposal in November 2003. While we are unable to predict whether such an initiative will appear on a ballot or the likelihood of such an initiative being approved by the voters, if such an initiative were passed and gaming were prohibited in Mississippi, it would have a significant adverse effect on us and our Mississippi gaming operations.

The sale of alcoholic beverages by the Rainbow Casino owned and operated by RCVP is subject to the licensing, control and regulation by both the City of Vicksburg and the Alcoholic Beverage Control Division (the “ABC”) of the Mississippi State Tax Commission. The Rainbow Casino area has been designated as a special resort area, which allows the Rainbow Casino to serve alcoholic beverages on a 24-hour basis. The ABC has the full power to limit, condition, suspend or revoke any license for the serving of alcoholic beverages or to place such a licensee on probation with or without conditions. Any such disciplinary action could (and revocation would) have a material adverse effect on the RCVP’s operations. Certain officers and managers of RCVP must be investigated by the ABC in connection with its liquor permits, and changes in certain positions must be approved by the ABC.

New Jersey. BGI has previously been licensed by the New Jersey Casino Control Commission (the “New Jersey Commission”) as a gaming-related casino service industry (“CSI”) in accordance with the New Jersey Casino Control Act (the “Casino Control Act”). In May 2002, BGI’s CSI license was renewed by the New Jersey Commission for a period of four years, the maximum renewal period permitted by law. We are a holding company of BGI, as that term is defined by the Casino Control Act, and thus are a qualifier in connection with BGI’s CSI license and have been approved as such by the New Jersey Commission.

The New Jersey Commission requires the officers, directors, key personnel, financial sources, and stockholders (in particular those with holdings in excess of 5 percent) of a CSI license holder and its holding and intermediary companies to qualify in accordance with the Casino Control Act. BGI is required to notify the New Jersey Commission of any appointment, nomination, election, resignation, termination, incapacitation, or death of any person or entity otherwise required to qualify pursuant to the Casino Control Act. Such persons and entities may be investigated and may be required to make certain regulatory filings and to disclose and/or to provide consents to disclose personal and financial data. The costs associated with such investigation are typically borne by the applicant.

Federal Registration. The operating subsidiaries of the Company that are involved in gaming activities are required to register annually with the Attorney General of the United States in connection with the manufacture, sale, distribution, or operation of gaming machines. All currently required filings have been made.

From time to time, certain legislators have proposed the imposition of a federal tax on gross gaming revenues. No specific proposals for the imposition of such a federal tax are currently pending. However, no assurance can be

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

given that such a tax will not be imposed in the future. Any such tax could have a material adverse effect on our businesses, financial conditions, or results of operations.

Germany. German legislative authorities regulate and monitor the wall machine industry to ensure certain manufacturing standards and the fairness of each machine to users. The most significant legislation presently affecting the wall machine industry prescribes licensing procedures and governs the use, installation, operation, and taxation of machines.

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

German legislation prohibits the public play of wall machines by people under eighteen years old. Voluntary agreements among manufacturers and certain amusement game trade associations, among other things, restrict wall machine advertising and the ability of a player to play more than two machines at once, require all machines to carry visible warning notices and provide that every wall machine is automatically switched off for three minutes after one hour of continuous play.

The Spielverordnung (gaming ordinance) specifically governs wall machines. As from March 1, 2002, these regulations limit game payouts to ten times the maximum stake of Euro 0.20, or Euro 2.00 (approximately $1.97), per game, require a minimum payout percentage, prescribe a minimum duration of twelve seconds per game, detail where the machines may be installed, how many may be installed and by whom, which games are prohibited, the technical requirements of the machines, and technical review and approval. Operators must comply with regulations that specify how many machines may operate within defined square foot areas (fifteen square meters per machine, with a maximum of ten machines per location). In taverns, restaurants, hotels, and certain other establishments, no more than two gaming machines are permitted.

The Baunutzungsverordnung (Ordinance Regarding the Use of Real Estate) governs the zoning classification of land and the type and density of development within the various zoning classifications. Effective January 27, 1990, the Baunutzungsverordnung was amended to restrict the development of larger gaming halls to core commercial areas, limit the permissibility of smaller gaming halls in various types of mixed use zones, and ban gaming halls in most types of residential and all types of industrial use areas. Prior to the amendment, gaming halls, regardless of size, were generally allowed in core, business, mixed, and industrial zones. In addition, on a case-by-case basis, each local zoning agency is authorized to exclude certain types of otherwise permissible uses, including gaming halls.

Subject to certain exceptions, a value-added tax (VAT) of 16 percent is generally assessed on the sale or supply of any goods and services in Germany. Since the total amount paid for particular goods or services is considered to be the gross price in calculating such tax, the actual rate is 13.79 percent. The basis for taxation is the cash remaining in the machines. The rule requiring a minimum payout percentage is applied to the amount remaining in the cash box net of such VAT. Depending on the municipality in which a machine is located, operators may also have to pay a monthly leisure tax on each machine. In Berlin, Germany’s capital and largest city, the monthly leisure tax is Euro 307 (approximately $303) per machine.

German tax authorities perform quadrennial audits of corporate tax returns. During fiscal 2002, Bally Wulff reached an agreement with the tax authorities on issues for the open tax years 1992 to 1995. Bally Wulff made a $0.3 million payment for taxes, interest and penalties for those years.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

Additional Jurisdictions. We, in the ordinary course of our business, routinely consider business opportunities to expand our gaming operations into additional jurisdictions. Although the laws and regulations of the various jurisdictions in which we operate or into which we may expand our gaming operations vary in their technical requirements and are subject to amendment from time to time, virtually all of those jurisdictions require licenses, permits, documentation of qualification, including evidence of financial stability, and other forms of approval for companies engaged in the manufacture, distribution and operation of gaming machines as well as for the officers, directors, major stockholders, and key personnel of such companies.

We and our key personnel have obtained, or applied for, all government licenses, registrations, findings of suitability, permits, and approvals necessary for the manufacture, distribution and, where permitted, operation of their gaming machines in the jurisdictions in which we do business. We and the holders of our securities may be subject to the provisions of the gaming laws of each jurisdiction where we or our subsidiaries are licensed or conduct business, including, without limitation, Arizona, Colorado, Connecticut, Illinois, Indiana, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Missouri, Montana, Nevada, New Jersey, New Mexico, South Dakota, Wisconsin, and the local regulatory authorities within each such state, as well as Australian, Canadian, and other foreign gaming jurisdictions in which Bally Gaming International, Inc. (BGII) and its subsidiaries are licensed or conduct business.

Holders of common stock of an entity licensed to manufacture and sell gaming machines, and in particular those with holdings in excess of 5 percent, should note that local laws and regulations may affect their rights regarding the purchase of such common stock and may require such persons or entities to make certain regulatory filings or seek licensing, findings of qualification, or other approvals. In some cases this process may require the holder or prospective holder to disclose or provide consents to disclose personal and financial data in connection with necessary investigations, the costs of which are typically borne by the applicant. The investigative and approval process can take three to six months to complete under normal circumstances.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

ITEM 2. PROPERTIES

The following table sets forth information regarding our leased properties (exclusive of space leases in connection with our gaming device routes) as of June 30, 2002, all of which are fully utilized unless otherwise noted (in 000’s):

			Annual
		Building	Rental
Location	Use	Square Feet	Payments

Las Vegas, NV	Nevada route operations	18,500	$245
Sparks, NV	Administrative offices and warehousing	38,300	345
Sparks, NV	Sales offices and warehousing	11,000	132
Absecon, NJ	Sales offices and warehousing	15,800	101
Biloxi, MS	Sales offices	5,000	51
Westchester, IL	Sales offices	4,900	26
Dania, FL	Sales offices	3,400	7
Temecula, CA	Sales offices	2,000	19
Elko, NV	Sales office and route operations	4,200	9
Atlantic City, NJ	Administrative offices	750	10
San Juan, PR	Sales offices	1,000	12
Las Vegas, NV	Warehousing	86,300	515
Las Vegas, NV	Warehousing	15,000	113
Berlin, Germany	Administrative offices and manufacturing	122,000	541
Hannover, Germany	Administrative offices and warehousing	20,100	190
Sparks, NV	Route operations	12,100	96
Carson City, NV	Route operations	2,500	9
Winnemucca, NV	Route operations	1,200	5
Pahrump, NV	Route operations	750	9
Las Vegas, NV (1)	Ground lease	-	365
Sparks, NV (2)	Ground lease	-	5
Vicksburg, MS	Administrative offices	2,700	19
Vicksburg, MS	Administrative offices	1,200	9
New Orleans, LA	Louisiana route operations	6,000	65
Metairie, LA	OTB operation	5,500	59
LaPlace, LA	OTB operation	2,500	105
Harahan, LA	OTB operation	2,300	72
Sparks, NV	Warehousing	3,600	23
Absecon, NJ	Direct mail office	5,300	63
Egg Harbor Township, NJ	General and research and development office	15,500	257
Gulfport, MS	General office	600	9
Biloxi, MS	General office	266	4
Las Vegas, NV	General office	917	72
Palm Springs, CA	General office	410	12

(1)	Lease consists of ground lease for parking.

(2)	Lease consists of long-term land lease for parking at Rail City Casino.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

The following table sets forth information regarding properties owned by us as of June 30, 2002, all of which are fully utilized unless otherwise noted:

		Building
Location	Use	Square Feet

Las Vegas, NV	Administrative offices and manufacturing (a)	150,000
Reno/Sparks, NV	Casino (a)	35,000
Vicksburg, MS	Casino	33,000
Vicksburg, MS	Entertainment facility	20,000
Vicksburg, MS	Administrative offices	3,200
Vicksburg, MS	Vacant-Land	—
Las Vegas, NV	Tavern/Land	5,000
North Las Vegas, NV	Land/Parking	—

(a)  These facilities are mortgaged collateral for our Credit Facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

In addition, we lease 20 bar and tavern properties that have been subleased to other operators in connection with our Nevada route operations. The properties range in size from approximately 1,750 square feet to 7,700 square feet. The remaining terms of the leases range from 6 months to 8 years with monthly payments ranging from approximately $2,500 to $13,000.

In addition to the principal facilities, we have 17 leased locations and two owned locations in Germany, which are primarily used for sales and service offices as well as for warehousing purposes. The properties range in size from approximately 2,300 square feet to 17,000 square feet. The leased locations have terms of occupancy varying from six months to six and one half years with monthly payments ranging from approximately $1,500 to $14,700.

See Note 7 to the Consolidated Financial Statements for information as to our lease commitments with respect to the foregoing rental properties. We believe our facilities are suitable for our needs and we have no future expansion plans that would make these properties inadequate.

ITEM 3. LEGAL PROCEEDINGS

Litigation

On September 25, 1995, BGII was named as a defendant in a class action lawsuit filed in Federal District Court in Nevada, by Larry Schreirer on behalf of himself and all others similarly situated. The plaintiffs filed suit against BGII and approximately 45 other defendants. Each defendant is involved in the gaming business as a gaming machine manufacturer, distributor, or casino operator. The class action lawsuit arises out of alleged fraudulent marketing and operation of casino video poker machines and electronic slot machines. The plaintiffs allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce people into playing their gaming machines based on a false belief concerning how those machines actually operate as well as the extent to which there is actually an opportunity to win on any given play. The plaintiffs allege that the defendants’ actions constitute violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) and give rise to claims of common law fraud and unjust enrichment. The plaintiffs are seeking monetary damages in excess of $1.0 billion, and are asking that any damage awards be trebled under applicable Federal law. In June 2002, the Federal district court denied the plaintiffs’ motion for class action certification. Plaintiffs’ appeal of that decision is pending. Management believes the plaintiffs’ lawsuit to be without merit. We will continue to pursue all legal defenses available to us.

We are also a party to various lawsuits relating to routine matters incidental to our business. Management does not believe that the outcome of such litigation, including the matters above, in the aggregate, will have a material adverse effect on us.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Common Stock is traded on the Nasdaq Index under the symbol “ALLY.” The following table sets forth the high and low closing bid price of the Common Stock as reported by Nasdaq for the periods indicated. The prices shown below have been adjusted to reflect the two-for-one stock split effective April 9, 2002, for shareholders of record on April 3, 2002. These prices reflect inter-dealer prices, without retail mark-up or markdown or commissions and may not necessarily represent actual transactions.

	Price Range of
	Common Stock

	High	Low

Fiscal Year Ended June 30, 2001
1st Quarter	$0.97	$0.42
2nd Quarter	2.75	0.87
3rd Quarter	4.85	2.10
4th Quarter	9.95	4.54
Fiscal Year Ended June 30, 2002
1st Quarter	$9.90	$5.50
2nd Quarter	14.93	7.03
3rd Quarter	17.14	13.72
4th Quarter	15.25	11.65

As of August 1, 2002, we had approximately 1,170 holders of record of our Common Stock.

There is currently no established public trading market for our Series E Special Stock.

We have never declared or paid cash dividends on our Common Stock. The indenture for the Company’s 10% Senior Subordinated Notes (the “Indenture”) and the loan agreement for our bank credit facility each restrict our ability to pay any dividends or make any other payment or distribution of any of our Restricted Subsidiaries’ Equity Interests (as defined). We intend to follow a policy of retaining earnings, if any, to finance growth of our business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be at the sole discretion of the Board of Directors and will depend on our profitability, our ability to pay dividends under the terms of the Indenture and our financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited consolidated financial statements. The table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto.

	Fiscal Years Ended June 30,

	1998	1999	2000	2001	2002 (3)

	(In 000's, except per share amounts)
Statements of Operations Data
Revenues:
Gaming equipment and systems	$109,597	$127,810	$135,180	$160,890	$223,021
Wall machines and amusement games	98,611	90,834	68,952	72,228	74,721
Route operations	148,507	175,854	202,480	221,505	223,989
Casino operations	60,657	60,691	68,053	73,499	72,371

	417,372	455,189	474,665	528,122	594,102

Costs and expenses:
Cost of gaming equipment and systems	61,684	69,721	75,508	77,423	98,720
Cost of wall machines and amusement games	54,241	54,035	43,301	39,243	37,243
Cost of route operations	114,645	137,692	161,062	178,103	177,447
Cost of casino operations	25,930	27,011	27,933	32,541	32,193
Selling, general and administrative	86,318	101,113	101,740	98,635	118,514
Research and development	15,778	17,190	15,318	13,576	17,613
Depreciation and amortization	22,838	23,104	26,788	27,745	31,852
Unusual items	(325)	—	2,164	6,489	24,129

	381,109	429,866	453,814	473,755	537,711

Operating income	36,263	25,323	20,851	54,367	56,391
Other income (expense)
Interest expense, net	(27,787)	(30,836)	(33,654)	(33,764)	(26,894)
Rainbow royalty	(587)	—	—	—	—
Rainbow Royalty Buyout (1)	(19,000)	—	—	—	—
Minority interest	(2,002)	(2,053)	(2,155)	(2,165)	(1,935)
Other, net	1,025	(431)	924	(3,345)	410

Income (loss) before income taxes	(12,088)	(7,997)	(14,034)	15,093	27,972
Income tax provision	(3,185)	(830)	(1,001)	(611)	35,877

Income (loss) before extraordinary item	(15,273)	(8,827)	(15,035)	14,482	63,849
Extraordinary loss without tax benefit	(42,033)	—	—	—	—

Net income (loss)	(57,306)	(8,827)	(15,035)	14,482	63,849
Special stock dividends	(3,551)	(1,697)	—	—	—
Premium on repurchase/redemption of Series B Special Stock	(16,553)	—	—	—	—

Net income (loss) applicable to common shares	$(77,410)	$(10,524)	$(15,035)	$14,482	$63,849

Basic earnings (loss) per share (2)	$(2.12)	$(0.27)	$(0.37)	$0.35	$1.38

Diluted earnings (loss) per share (2)	$(2.12)	$(0.27)	$(0.37)	$0.34	$1.34

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

ITEM 6. SELECTED FINANCIAL DATA (Continued)

	Fiscal Years Ended June 30,

	1998	1999	2000	2001	2002 (3)

	(In 000's, except per share amounts)
Balance Sheet Data
Cash and cash equivalents and securities available for sale	$23,487	$16,930	$34,044	$54,845	$63,404
Working capital	119,480	108,661	115,979	112,669	173,047
Total assets	366,837	356,307	351,287	371,017	459,880
Total long term debt, including current maturities	325,953	318,706	345,059	340,100	342,264
Total stockholders’ equity (deficiency)	(23,748)	(30,408)	(50,795)	(39,205)	45,986

(1)	Represents royalty fee related to the HFS financing at the Rainbow Casino. We repurchased this royalty obligation from HFS on August 12, 1997.

(2)	The earnings per share amounts have been restated for all periods presented to reflect the two-for-one stock splits effective August 21, 2001 and April 9, 2002.

(3)	In fiscal 2002 we recorded a non-cash charge to write down goodwill and other long-lived assets related to Bally Wulff, totaling $24.1 million (included in unusual items) and a tax benefit resulting from the reduction of previously recorded valuation reserves against net deferred tax assets, primarily net operating loss carry forwards, totaling $37 million (included in the income tax provision).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

As of June 30, 2002, we had $63.4 million in cash and cash equivalents, and $25.0 million in unborrowed availability on our revolving credit facility (which can be increased by $15.0 million at our discretion any time until December 31, 2002). In addition we had net working capital of approximately $173.0 million, an increase of approximately $60.4 million from June 30, 2001, which is explained in the working capital section below. Consolidated cash and cash equivalents at June 30, 2002, includes approximately $23.8 million of cash utilized in Casino and Route Operations and held in vaults, cages or change banks. Pursuant to various state gaming regulations, we maintain restricted cash accounts to ensure availability of funds to pay wide-area progressive jackpot awards, which totaled approximately $7.1 million at June 30, 2002.

In June 2001, we completed a refinancing of our senior bank credit facility, which now consists of a $190.0 million term loan, and a $25.0 million revolving credit facility (which can be increased by $15.0 million at our discretion any time during the term of the agreement). Proceeds from the term loan were used to repay our existing bank term loans and credit facility, totaling $166.0 million, repay certain gaming equipment operating leases totaling $13.0 million, and to pay transaction fees and expenses. The new term loan has a 1% per year mandatory principal amortization, with a 5.5 year maturity. The revolving credit facility commitment decreases ratably over the 5 year term of the commitment. There is no borrowing base collateral requirement for the revolving credit facility. As of June 30, 2002, there were no borrowings outstanding on the revolving credit facility. The bank loan contains certain financial and operational covenants, however there are no borrowing base requirements. As of June 30, 2002, we are in compliance with all covenants.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

Management believes that cash flows from operating activities, cash and cash equivalents held and the up to $40.0 million revolving credit facility commitment will provide us with sufficient capital resources and liquidity. At June 30, 2002, we had no material commitments for capital expenditures.

Working Capital

The following table presents the components of consolidated working capital at June 30, 2001 and 2002:

	Balance at June 30,

	2001	2002	Change

Cash, cash equivalents, and short term investments	$54,845	$63,404	$8,559
Accounts and notes receivable, net	79,369	96,832	17,463
Inventories, net	35,082	42,997	7,915
Deferred tax assets	—	27,605	27,605
Other current assets	10,814	13,975	3,161

Total current assets	180,110	244,813	64,703
Accounts payable	19,531	15,894	(3,637)
Jackpot liabilities	1,264	5,915	4,651
Accrued liabilities	45,714	45,841	127
Current maturities of long-term debt	932	4,116	3,184

Total current liabilities	67,441	71,766	4,325

Net working capital	$112,669	$173,047	$60,378

The primary fluctuations contributing to the increase in working capital were: (i) a net increase in accounts receivable resulting from an increase in sales, primarily in the Bally Gaming and Systems and Bally Wulff business units; (ii) an increase in inventory due to a larger backlog of sales; (iii) an increase in accrued liabilities resulting from timing of deferred revenue recognition for certain system installations and an increase in progressive jackpot liabilities; (iv) a decrease in accounts payable resulting from timing of payments for inventory purchases; (v) an increase in deferred tax assets resulting from the non-cash reduction of certain valuation reserves; and (vi) the impact of foreign exchange fluctuations between the dollar and the euro dollar on all working capital categories.

Cash Flow

During the year ended June 30, 2002, cash provided from operating activities totaled $55.0 million, a decrease of $13.5 million compared to the prior year period. During 2002 our Bally Gaming and Systems business unit experienced a significant growth in revenue and backlog of sales orders that caused a corresponding use of working capital, including increases in both inventories and receivables.

During the year ended June 30, 2002, we used $50.8 million of cash in investing activities resulting primarily from capital expenditures totaling $16.3 million, costs incurred to produce participation games totaling $15.1 million, net cash used in the acquisition of CMP and ACSC totaling $15.3 million, and payments for gaming rights totaling $3.5 million.

During the year ended June 30, 2002, cash flow from financing activities included $6.7 million of cash provided from the exercise of stock options, offset by principal payments on other long term debt totaling $2.4 million and $0.7 million to pay capitalized bank fees.

Customer Financing

Management believes that customer financing terms and leasing have become an increasingly important competitive factor for the Bally Gaming and Systems and Wall Machine and Amusement Games business units. Competitive conditions sometimes require Bally Gaming and Systems to grant extended payment terms on gaming machines, systems and other gaming equipment, especially for sales in emerging markets. While these financings are normally collateralized by such equipment, the resale value of the collateral in the event of default may be less than the

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

amount financed. Accordingly, we have greater exposure to the financial condition of our customers in emerging markets than had historically been the case in established markets like Nevada and Atlantic City. Bally Wulff provides customer financing for approximately 20% of our sales and also provides lease financing to our customers. Lease terms are generally for periods of six and twelve months, but are also available for terms up to 43 months.

Euro Currency Conversion

Our Bally Wulff subsidiary uses the euro as its functional currency. The euro currency replaced the deutschemark as well as most other European currencies after a phase in period, which began January 1, 1999 and was fully adopted in January 2002.

Results of Operations

The following table presents our earnings before interest, taxes, depreciation and amortization (“EBITDA”) and operating income by business unit:

	Years ended June 30,

	2000	2001	2002

EBITDA by business unit:
Bally Gaming and Systems	$12,385	$36,066	$57,408
Wall Machines and Amusement Games	3,583	10,459	13,155
Route Operations	24,503	24,786	27,539
Casino Operations	25,954	27,558	24,630
Corporate expenses	(14,688)	(10,268)	(10,360)

EBITDA before unusual items	51,737	88,601	112,372
Unusual items	(4,098)	(6,489)	(24,129)

Total EBITDA	$47,639	$82,112	$88,243

Operating income (loss) by business unit:
Bally Gaming and Systems	$(693)	$27,039	$47,172
Wall Machines and Amusement Games	(4,219)	4,904	7,942
Route Operations	15,162	15,482	15,470
Casino Operations	23,805	25,258	22,498
Corporate expenses/unusual items	(13,204)	(18,316)	(36,691)

Total Operating Income	$20,851	$54,367	$56,391

We believe that the analysis of EBITDA is a useful adjunct to operating income, net income, cash flow and other GAAP measurement. However, this information should not be construed as an alternative to net income (loss) or any other GAAP measure of performance as an indicator of our performance or to GAAP-defined cash flows generated by operating, investing and financing activities as an indicator of cash flows or a measure of liquidity. EBITDA may not be comparable to similarly titled measures reported by other companies.

2002 Compared with 2001

Bally Gaming and Systems

For the year ended June 30, 2002, the Bally Gaming and Systems business unit reported revenues of $223.0 million, an increase of 39% compared to revenues of $160.9 million in the prior year. Gaming Products sales totaled $105.6 million, an increase of 22% compared to $86.6 million in the prior year. New unit sales totaled 13,200 units, a 26% increase compared to 10,500 in the prior year. Bally Gaming performs contract manufacturing of base gaming devices for several other gaming equipment companies, including Multimedia Games. Such base games, which generally do not contain a Bally game theme or other intellectual property, are produced at substantially lower cost

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

due to Multimedia providing several of the components, and are therefore sold at reduced prices. Excluding such contract manufactured games, the average domestic new-unit selling price was $6,650, a slight decrease of 1% compared to the prior year. Bally Systems reported revenues of $64.2 million, an increase of 40% compared to $45.9 million in the prior year. Bally Systems reported record shipments of 40,550 games monitoring units, compared to 32,700 units in the prior year. The Bally Systems revenue growth was primarily a result of continued strength in new system installations and higher levels of recurring hardware and software support revenues resulting from the larger base of installed systems. Gaming Operations reported revenues of $53.2 million, an increase of 87% compared to $28.4 million in the prior year. The increased revenues were driven by an increase in the installed base of recurring revenue units, which total approximately 3,635 units as of June 30, 2002, compared to approximately 3,180 units at June 30, 2001, and an increase in the revenue per unit of the wide-area progressive games.

For the year ended June 30, 2002, the overall gross margin percentage for Bally Gaming and Systems improved to 56% compared to 52% in the prior year. The improvement was due to improved margin contribution for gaming machines sales as a result of the improved fixed cost absorption rate resulting from the increased volume of new unit sales.

The Bally Gaming and Systems business unit reported operating income of $47.2 million, compared to an operating income of $27.0 million in the prior year. The increase in operating income resulted primarily from increases in revenues and improved margins, as well as the reduced overhead cost structure. Research and development costs totaled $15.0 million, an increase of 36% compared to the prior year.

Wall Machines and Amusement Games

For the year ended June 30, 2002, Wall Machines and Amusement Games reported revenues of $74.7 million, an increase of 4% compared to revenues of $72.2 million in the prior year. The revenues increased as a result of an 11% increase in the average selling price of new wall machines, and a 30% increase in the number of leased wall machines offset by a 21% decrease in the units sold. The conversion to the euro currency has now been completed, and the sale of euro denominated games and conversion kits had a positive impact on the current year. Management believes it is likely that customers will continue to migrate to leasing games versus the purchase of machines, which should further grow our base of recurring rental revenues in the face of a slowdown in new unit sales.

The Wall Machines and Amusement Games business unit continued our leasing program whereby new wall machines and certain amusement games are leased to customers pursuant to operating leases. The leases provide a stream of revenues and cash flows over their terms, which range from six months to three and one half years. As of June 30, 2002, a total of 7,450 machines were deployed in the leasing program compared to 6,400 at June 30, 2001, an increase of 17%.

For the year ended June 30, 2002, gross profit margin increased to 50% from 45% in the prior year. This increase was primarily due to strong demand on conversion kits and their installation, an increase in the average new unit-selling price, offset by a decrease in the number of units sold, which negatively impacted the fixed cost absorption rate. Wall Machines and Amusement Games reported an operating income of $7.9 million excluding the write down of goodwill and other long-lived assets, compared to operating income of $4.9 million in the prior year.

Route Operations

For the year ended June 30, 2002, the Route Operations business unit reported total revenues of approximately $224.0 million, an increase of 1% compared to revenues of $221.5 million in the prior year. Revenues from the Nevada route operations increased to approximately $208.9 million or 2% over the prior year. This improvement was attributable to an increase in the average net win per gaming machine per day of 1% to $68.30 from $67.75 in the prior year and a 2% increase in the weighted average number of gaming machines during the year to 8,270 units as compared to 8,080 units in the prior year. Gamblers’ Bonus, a cardless players club and player tracking system continued to have a favorable impact on the net win per day. As of June 30, 2002, the Gamblers’ Bonus product was installed in over 4,000 gaming machines at approximately 406 locations statewide or 49% of the installed base of gaming machines. Revenues from route operations in Louisiana totaled $15.1 million, a decrease of 8% compared to the prior year. This decrease was

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

primarily the result of a decline in the net win per gaming machine per day of 11% to $59.17 from $66.53 in the prior year offset by a 2% increase in the number of units deployed, which resulted from the opening of one new OTB with 70 games.

For the year ended June 30, 2002, cost of revenues for Route Operations, totaled as a percentage of revenues, decreased to 79% from 80% in the prior year. This improvement is the result of reduced game rental costs, which resulted from the payoff of high cost game leases in June 2001. For the year ended June 30, 2002, the operating income for Route Operations business unit has remained constant at $15.5 million.

Casino Operations

For the year ended June 30, 2002, the Casino Operations business unit reported revenues of $72.4 million, a decrease of 2% compared to revenues of $73.5 million in the prior year. This revenue decrease is due to a 4% decrease in revenues at the Rainbow Casino offset by a 6% revenue increase at the Rail City Casino. Rainbow Casino revenue decrease was attributable to a 6% decrease in the net win per day to $141, and offset by a 3% increase in the average number of gaming machines. This decline is a result of the significant competitive pressure in the market that is growing at less than its historical norm. The revenue improvement at the Rail City Casino was attributable to a 6% increase in the average number of gaming machines and an increase in the average gaming machine net win per day of 2% to $86 from $84 in the prior year. For the year ended June 30, 2002, the cost of revenues for Casino Operations as a percentage of revenues has remained constant at 45%.

Unusual Items

During the fiscal year ended June 30, 2002, we recorded the following unusual items:

•	A $24.1 million non-cash write down of goodwill and other long-lived assets related to Bally Wulff in Germany as a result of valuation reviews performed in accordance with FASB No. 142 “Goodwill and Other Intangibles” and the newly adopted FASB No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” These write downs were driven by our concern that there have been further delays in the passage of proposed regulatory changes that would have been favorable to this industry and a substantial slowdown in the demand for our products in Germany due to weakening economic conditions.

•	A tax benefit resulting from the reduction of previously recorded valuation reserves against net deferred tax assets, primarily net operating loss carry forwards, totaling $37.0 million which is included in the income tax provision in the accompanying consolidated statement of operations. The recording of this tax benefit was based on our conclusion that we had now met the “more likely than not” criteria for recovery of our net deferred tax assets as required by FASB No. 109.

During the fiscal year ended June 30, 2001, we recorded the following unusual item:

•	Unusual charge of $6.5 million for costs and expenses incurred to terminate the agreement to sell the Nevada Route Operations.

Interest Income and Expense and Income Taxes

Interest expense (net of interest income) for the year ended June 30, 2002, totaled $26.9 million, compared to the net interest expense of $33.8 million in the prior year. The decrease is a result of a lower interest rates on the bank credit facility.

We recorded an income tax provision of $1.1 million excluding the one-time tax benefit of $37 million related to the reduction of deferred tax valuation reserves in the year ended June 30, 2002, compared to a provision of $0.6 million in the prior year. The current year tax provision represents primarily estimated state income taxes and a provision for German income taxes of $0.5 million.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

Significant Accounting Policies and Estimates

We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America. Certain of our accounting policies, including valuations utilized in asset impairment tests, acquisitions accounting, revenue recognition, allowance for doubtful accounts, reserves for inventory, and deferred tax reserves require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. These judgments are subject to an inherent degree of uncertainty. There can be no assurance that the actual results will not differ from our estimates. Additional discussion of our accounting policies is discussed in the notes to our Consolidated Financial Statements.

2001 Compared with 2000

Bally Gaming and Systems

For the year ended June 30, 2001, the Bally Gaming and Systems business unit reported revenues of $160.9 million, an increase of 19% compared to revenues of $135.2 million in the prior year. Gaming Products sales totaled $86.6 million, an increase of 16% compared to $74.9 million in the prior year. New unit sales totaled 10,500 units, a 20% increase compared to 8,700 in the prior year period. The average new unit-selling price increased 7% from the prior year to $6,700. Bally Systems reported revenues of $45.9 million compared to $40.2 million in the prior year. Systems reported shipments of 32,700 SDS units, a 7% decrease compared to 35,300 units in the prior year. This decrease was primarily a result of comparisons to the record year 2000, which included certain Y2K related replacements as well as several larger sales as a result of mergers and acquisitions which took place in the casino operator market, which activity declined in fiscal year 2001. Gaming Operations reported revenues of $28.4 million, an increase of 41% compared to the prior year. The increased revenues were driven by an increase in the installed base of recurring revenue units, which total approximately 3,200 units as of June 30, 2001, compared to approximately 2,700 units at June 30, 2000, and an increase in the revenue per unit as a result of the increased number of higher revenue wide-area progressive games deployed compared to the lower revenue daily-fee games.

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

The Wall Machines and Amusement Games business unit continued our leasing program whereby new wall machines and certain amusement games are leased to customers pursuant to operating leases. The leases provide a stream of revenues and cash flows over their term, which range from six months to three and one half years. As of June 30, 2001, a total of 6,400 machines were deployed in the leasing program compared to 5,500 at June 30, 2000, an increase of 15%.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

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

Route Operations

For the year ended June 30, 2001, the Route Operations business unit reported total revenues of approximately $221.5 million, an increase of 9% compared to revenues of $202.5 million in the prior year. Revenues from the Nevada route operations increased to approximately $205.1 million or 12% over the prior year. This improvement was attributable to an increase in the average net win per gaming machine per day of 7% to $67.74 from $63.30 in the prior year and a 4% increase in the weighted average number of gaming machines during the current year to 8,000 units as compared to 7,800 units in the prior year. Gamblers’ Bonus, a cardless player club and player tracking system, continued to have a favorable impact on the net win per day. As of June 30, 2001, the Gamblers’ Bonus product was installed in over 3,860 gaming machines at approximately 377 locations statewide or 47% of the installed base of gaming machines. Revenues from route operations in Louisiana totaled $16.4 million, a decrease of 15% compared to the prior year. This decrease was primarily the result of a decline in the net win per gaming machine per day of 14% to $66.53 from $77.50 in the prior year and the average number of machines remaining constant at 680, resulting from the loss of two locations due to parish gaming referendums. These declines are reflective of the competitive market resulting from the significant increase in the number of truck stop casinos in the metropolitan New Orleans area.

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

Casino Operations

For the year ended June 30, 2001, the Casino Operations business unit reported revenues of $73.5 million, an increase of 8% compared to revenues of $68.1 million in the prior year. This improvement is due to an 8% increase in revenues at the Rainbow Casino and a 9% increase in revenues at the Rail City Casino. The improvement at the Rainbow Casino was attributable to a 9% increase in the average number of gaming machines and a 2% increase in the net win per day to $151, both of which are a result of the casino expansion completed during the current fiscal year. The revenue improvement at the Rail City Casino was attributable to an increase in the average gaming machine net win per day of 8% to $84 from $78 in the prior year and a 2% increase in the average number of gaming machines.

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

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

Unusual Items

During the fiscal year ended June 30, 2001, we recorded the following unusual item:

•	Unusual charge of $6.5 million for costs and expenses incurred to terminate the agreement to sell the Nevada Route Operations.

During the fiscal year ended June 30, 2000, we recorded the following unusual items:

•	Restructuring and related charges totaling $8.1 million. The restructuring and related costs were incurred pursuant to a plan adopted by us for staff reductions at the Bally Gaming and Systems, Wall Machine and Amusement Games, and at our corporate office. Included in the restructuring costs described above is a $1.9 million charge for a valuation reserve for certain inventory for the Australian market, which is included in the cost of gaming equipment and systems in the Consolidated Statement of Operations.

•	Gains from the sale of certain gaming management and development rights totaling $4.0 million.

Interest Income and Expense and Income Taxes

Interest expense (net of interest income) for the year ended June 30, 2001, totaled $33.8 million, and compared to the net interest expense of $33.7 million in the prior year. The slight increase is a result of slightly higher interest rates offset by an increase in interest income and lower average debt balances outstanding. During the fiscal year 2001, we paid down our previously existing revolving credit facility by approximately $23.0 million and reduced other long-term debt by $2.8 million. On June 22, 2001, we refinanced our senior bank debt by entering into a new $190 million term loan facility and a $25 million revolving credit facility. Proceeds from the new loan were used to repay the existing bank loans ($166 million), repay certain operating leases ($13 million) and pay transaction fees and expenses.

We recorded an income tax provision of $0.6 million in the year ended June 30, 2001, compared to a provision of $1.0 million in the prior year. The decrease in the current year provision is due primarily to income tax refund of $0.6 million offset by state income taxes. At June 30, 2002, we had net operating income carry forwards for federal income tax purposes of approximately $101 million which are available to offset future federal taxable income, if any, expiring in the years 2008 through 2021. At June 30, 2001, we had foreign tax credit carry forwards of approximately $6.6 million and alternative minimum tax credit (AMT) carry forwards of approximately $0.9 million. Foreign tax credits have expiration dates ranging from 2001 to 2005 unless utilized prior to such time. AMT credits are available to be carried forward indefinitely and may be utilized against regular U.S. corporate tax to the extent it does not exceed computed AMT calculations.

Contractual Commitments

We are committed to make future payments pursuant to various contracts and agreements. A summary of those contractual obligations is as follows (in $000’s):

	2003	2004	2005	2006	2007	Thereafter	Total

Debt:
Term Loan Facility	$1,900	$1,900	$1,900	$183,825	$—	$—	$189,525
10% Sr. Subordinated Notes		—	—	—	149,584	—	149,584
Other Debt	2,216	717	153	69	—	—	3,155

	4,116	2,617	2,053	183,894	149,584	—	342,264
Other commitments:
Net minimum rentals (a)	20,980	15,900	12,924	9,494	7,636	12,597	79,531
Other commercial commitments (b)	500	500	500	500	500	—	2,500

Total commitments	$25,596	$19,017	$15,477	$193,888	$157,720	$12,597	$424,295

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

(a)	Represents primarily the multi-year agreements our Route Operations business unit has with convenience stores, bar and tavern owners which give us the right to operate our gaming devices at the locations in future periods.

(b)	Pursuant to various agreements, we are obligated to pay certain royalty payments to third parties, which range from $5 to $300 per gaming device sold. With the exception of the fixed $0.5 million annual license fee owed for the use of the Bally trademark, we have not scheduled out the royalty fees that may be owed in the future as they are dependent on the types of games to be sold in the future.

The payment obligations in the above table are based on the contractually scheduled due dates. The only payment acceleration that could be demanded of us would generally be in the event of a default under the Bank Credit Agreement or Senior Note Indenture that was not cured within the provisions set forth in those agreements. Pursuant to our Bank Credit Agreement, in certain circumstances we can enter into guarantee agreements on behalf of customers to third party creditors up to a maximum of $25.0 million, however we have not entered into any such guarantees as of June 30, 2002.

Risk Factors

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The information contained in this Form 10-K and our other filings with the Securities Exchange Commission may contain “forward-looking” statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1933, as amended, and is subject to the safe harbor created thereby. Such information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward looking statements herein. Future operating results may be adversely affected as a result of a number of factors. Set forth below is certain important factors that could cause actual results to differ materially from those in such “looking forward” statements.

High Leverage; Ability to Service Debt, Liquidity

As of June 30, 2002, the aggregate outstanding principal amount of our long-term indebtedness including current maturities was $342.3 million. We also have available up to $40.0 million in unborrowed commitment under our revolving credit facility.

Our credit facility and indenture contain a number of significant covenants that, among other things, restrict our ability and certain of our subsidiaries to dispose of assets, incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests (as defined) or subordinated indebtedness, issue or sell equity interests of our subsidiaries (as defined), engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. There can be no assurance that such restrictions will not adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest. In addition, the bank credit facility also requires us to maintain compliance with certain financial ratios. Our ability to comply with such ratios may be affected by events beyond our control. A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under the bank credit facility. In the event of any such default, the lenders under the new credit facility could elect to declare all borrowings outstanding under the bank credit facility, together with accrued interest and other fees, to be due and payable, to require us to apply all of our available cash to repay such borrowings or to prevent us from making debt service payments on the Senior Subordinated Notes, any of which would be an event of default under the Senior Subordinated Notes. If we were unable to repay any such borrowings when due, the lenders could proceed against our collateral. If the indebtedness under the bank credit facility or the Notes were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

Our obligation to make principal and interest payments on outstanding indebtedness, and to comply with the covenants in the Indenture and the agreements governing borrowings under the bank credit facility, will have several important effects on our future operations including the following: (i) the portion of our cash flow from operations which will be dedicated to the payment of principal and interest on our indebtedness will not be available for other purposes; (ii) certain of our borrowings are at variable rates of interest, which could result in higher expense in the event of increases in interest rates; (iii) we may be more vulnerable to downturns in our business or in the general economy and may be restricted from making acquisitions, introducing new technologies or exploiting business opportunities; and (iv) our ability to obtain additional financing in the future for working capital, capital expenditures, general corporate or other purposes may be impaired. Additionally, our ability to meet our debt service obligations and to reduce our total debt will be dependent upon our future performance, which will be subject to general economic and regulatory conditions and to financial, business and other factors affecting our operation, many of which are beyond our control.

No assurance can be given that we will be able to generate the cash flow necessary to permit us to meet our fixed charges and repayment obligations. Any inability of us to service our fixed charges and repayment obligations would have a significant adverse effect on us.

Competition

Bally Gaming and Systems. The market for gaming machines is extremely competitive, and there are a number of established, well-financed and well-known companies producing machines that compete with each of Bally Gaming and Systems product lines in each of Bally Gaming and Systems markets. The domestic market for gaming machines is dominated by a single competitor, International Game Technology (“IGT”), with a number of smaller competitors in the field. In addition, certain technology-oriented companies have recently entered or may enter the gaming machine market. Management believes that some of these competitors have greater capital resources than we do. Competition among gaming machine manufacturers, particularly with respect to sales of gaming machines to new and emerging markets, is based on competitive customer pricing and financing terms, appeal to the player, product quality, and having an extensive distribution and sales network. Sales to established casinos in Nevada normally require completion of a successful trial period for the machines in the casino.

The competition for the computerized monitoring systems currently consists of IGT, Aristocrat and, to a lesser extent, Acres Gaming, Inc., Gaming Systems International, Inc., and Mikohn Gaming Corporation. Competition is keen in this market due to the number of providers and the limited number of casinos and the jurisdictions in which they operate. Pricing, product feature and function, accuracy, and reliability are all main factors in determining a provider’s success in selling its system. Bally Gaming and Systems believes the future success of our operations will be determined by our ability to bring new and innovative products to the marketplace while at the same time maintaining the base of loyal existing customers.

Wall Machines and Amusements Games. Germany’s wall machine manufacturing industry is dominated by Bally Wulff and two of our competitors. Management believes these three entities collectively account for more than 90% of the entire market for wall machines, which exists almost exclusively in Germany. Bally Wulff’s two major competitors own and operate a significant number of arcades, which gives them a competitive advantage arising from a built-in market for their games and the ability to test market new games in their own arcades. In addition, wall machines compete for floor space in arcades with non-payout entertainment machines, which have gathered an increasing amount of the space in arcades. These machines are not subject to the strict German licensing requirements governing wall machines. Bally Wulff has not fully participated in the non-payout entertainment machine market.

The wall machine industry is subject to a number of regulations, which are currently being reviewed by the German legislature. The outcome of this review and whether it will be favorable or unfavorable to Bally Wulff cannot be predicted at this time. The potential for changes in these regulations is currently having a negative demand on the market.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

Route Operations. The competition for obtaining and renewing route contracts in Nevada is high and continues to intensify. Such competition has, over time, reduced our gross profit margins for such operations. In addition, such competition has required us to provide financial incentives to retain or obtain certain route locations. Such incentives include long-term lease commitments, guarantees of leases in favor of owners of local establishments, substantial promotional allowances and advance deposits, payments of lease rentals in advance, payment of one-time fees for the right to operate gaming locations and loans for buildings and tenant-improvement costs. Notwithstanding our business strategy of emphasizing profitability rather than market share, the future success of our Route Operations will continue to be dependent to some extent on our ability and willingness to provide such financial inducements. Although we have historically generated sufficient new route contracts to offset the loss of old route contracts, due to increased competition, the increased sophistication and bargaining power of customers and possibly other factors not yet known, there can be no assurance that we will be able to obtain new route contracts or renew or extend our route contracts upon their expiration or termination, or that, if renewed or extended, the terms will be as favorable to us. In Louisiana, our Route Operations at the racetrack and OTBs compete with various truck stops and locations with liquor licenses throughout the New Orleans area, as well as riverboat gaming and one land-based casino.

Casino Operations. The operation of casinos is also a highly competitive business. The principal competitive factors in the industry include the quality and location of the facility, the nature and quality of the amenities and customer services offered and the implementation and success of marketing programs. In Sparks, Nevada, the principal competition for our operations comes from larger casinos focusing on the local market. Our Rainbow Casino in Vicksburg, Mississippi faces intense direct competition from other gaming facilities serving the Vicksburg market. Competition from casinos in nearby locations may also be reducing the market from which Vicksburg casinos draw most of their patrons. Moreover, additional potential gaming sites remain in and around Vicksburg and Sparks; some of these sites may be closer to larger population centers and, if developed, might enjoy a competitive advantage over our casinos.

Product Development

Our future success depends to a large extent upon our ability to design, manufacture and market technologically sophisticated and entertaining products that achieve high levels of player acceptance. The development of a successful new product or product design by a competitor could adversely affect sales of our products and force us to attempt to respond quickly with our own competing products. Response speed is lower in jurisdictions requiring product approvals prior to commercialization. Our plan with respect to the introduction of more sophisticated technology into the electronic gaming machine market is designed to lead to an increase in market share and profitability for us. However, there is no assurance that any such products will be developed, or that if developed they will receive necessary regulatory approvals or be commercially successful. Although we are developing a number of new products, there can be no guarantee of commercial acceptance of any of our products.

The gaming industry is employing new technology in many new areas, and we and our competitors continue to file for patents protecting such technologies. Although we are not aware of any patent violations, there can be no assurances that patents currently pending may be determined to have infringed upon an existing patent held by a third party.

Bally Gaming and Systems continues to deploy new products that are placed in casinos and earn recurring revenues and cash flows. The amount of revenues earned is dependent on the earning power of the game. The games will likely have a shorter life than more traditional games, and we will have to continue to design and deploy successful games to maintain this stream of revenue. There can be no assurance that the games recently deployed will be successful or that we will be able to design and deploy new recurring revenue games.

Sales to Non-Traditional Gaming Markets

The continued growth of the non-traditional markets outside of Nevada and Atlantic City for electronic gaming machines is contingent on the public’s acceptance of these markets and an ongoing regulatory approval process by federal, state and local governmental authorities. We cannot predict which new jurisdictions or markets, if any, will approve the operation of electronic gaming machines, the timing of any such approval or the level of our

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

participation in any such markets, or whether jurisdictions currently permitting gaming will continue to do so in the future.

Management believes that customer financing terms and leasing have become increasingly important competitive factors for the Bally Gaming and Systems and Wall Machine and Amusement Games business units. Competitive conditions sometimes require Bally Gaming and Systems to grant extended payment terms on gaming machines, systems and other gaming equipment, especially for sales in emerging markets. While such equipment normally collateralizes these financings, the resale value of the collateral in the event of default may be less than the amount financed. Accordingly, we have greater exposure to the financial condition of our customers in emerging markets than had historically been the case in established markets like Nevada and Atlantic City. Bally Wulff provides customer financing for approximately 20% of our sales and also provides lease financing to our customers. Lease terms are generally for six months, but are also available for terms up to 43 months.

Foreign Operations

Our business in foreign markets is subject to the risks customarily associated with such activities. These risks include fluctuations in foreign currency exchange rates and controls, expropriation, nationalization and other economic, tax and regulatory policies of local governments as well as the laws and policies of the United States affecting foreign trade and investment. As of June 30, 2002, Bally Gaming and Systems has $21.6 million of receivables from countries outside of the United States most of which are denominated in U.S. dollars. We do not generally enter into foreign exchange contracts to hedge our exposure to foreign exchange rate fluctuations.

Dependence on Key Personnel

Our success will be dependent, to a significant extent, on the continued services of a relatively small group of executive personnel. The loss or unavailability of one or more of such executive officers or the inability to attract or retain key employees in the future could have an adverse effect on our operations.

Strict Regulation by Gaming Authorities

The manufacture and distribution of gaming machines and the conduct of gaming operations are subject to extensive federal, state, local, and foreign regulation by various gaming authorities (each, a “Gaming Authority”). Although the laws and regulations of the various jurisdictions in which we operate vary in their technical requirements and are subject to amendment from time to time, virtually all these jurisdictions require licenses, permits, documentation of the qualification, including evidence of integrity and financial stability, and other forms of approval for companies engaged in gaming operations and the manufacture and distribution of gaming machines as well as for the officers, directors, major stockholders, and key personnel of such companies. The Company and our key personnel have obtained, or applied for, all government licenses, registrations, findings of suitability, permits and approvals necessary for the manufacture and distribution, and operation where permitted, of its gaming machines in the jurisdictions in which it currently does business. However, there can be no assurance those licenses, registrations, findings of suitability, permits, or approvals will be given or renewed in the future or that we will obtain the licenses necessary to operate in emerging markets.

Our business is dependent on regulatory requirements. For example, recurring demand exists for Bally Wulff’s products because German regulations limit the permissible use of wall machines to a period of four years. A change in applicable regulations could adversely affect the market for our products and services.

We currently have an agreement with Fair Grounds Corporation, Jefferson Downs Corporation, and Finish Line Management Corporation to be the exclusive operator of video poker machines at the only racetrack and ten associated OTBs in the greater New Orleans area. On November 5, 1996, voters in Louisiana approved a proposition to eliminate video poker in one of the seven parishes in which we operate gaming machines in OTBs in the greater New Orleans area. These operations also depend on the financial viability of the racetrack and the OTBs, which is beyond our control. See “Business-Gaming Regulations and Licensing.”

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

Additionally, there can be no assurance that any regulatory agency will not enact new rules or change regulations that would negatively impact our ability to operate or our financial results.

Gaming Taxes and Value Added Taxes

Gaming operators are typically subject to significant taxes and fees in addition to corporate and state income taxes, and such taxes and fees are subject to increase at any time. Any material increase in these taxes or fees, which could occur prospectively or retroactively, would adversely affect us. Sales of Bally Wulff’s products in Germany are generally subject to value added taxes (“V.A.T.”). German tax authorities perform quadrennial audits of corporate tax returns. During fiscal 2002, Bally Wulff reached an agreement with the tax authorities on issues for the open tax years 1992 to 1995. Bally Wulff made a $0.3 million payment for taxes, interest and penalties for those years.

We pay and expect to continue to pay substantial taxes and fees in Nevada, Louisiana and Mississippi and expect to pay substantial taxes and fees in any other jurisdiction in which we conduct gaming operations. There can be no assurance as to future changes in taxation on gaming operations.

Change of Control

Upon the occurrence of a Change of Control (as defined), each holder of the Senior Subordinated Notes may require us to repurchase the Senior Subordinated Notes held by such holder at 101% of the principal amount thereof, plus accrued interest to the date of repurchase. The bank credit facility prohibits us from purchasing any Senior Subordinated Notes, and provides that the occurrence of certain change of control events with respect to the Company would constitute a default thereunder. In the event of a change of control, we must offer to repay all borrowings under the bank credit facility or obtain the consent of our lenders under the credit agreement to the purchase of Senior Subordinated Notes. If we do not obtain such consent or repay such borrowings, we will remain prohibited from purchasing Senior Subordinated Notes. In such case, our failure to repurchase tendered Senior Subordinated Notes would constitute a default under the indenture, which, in turn, would constitute a default under the credit facility. There can be no assurance that we will have the financial ability to purchase the Senior Subordinated Notes on the occurrence of a change of control. There can be no assurance that we will be able to comply with all of our obligations under the new credit facility, the indenture, and our other indebtedness on the occurrence of a change of control.

Currency Rate Fluctuations

We derive revenues from our non-U.S. subsidiaries, all of which revenues are denominated in their local currencies, and their results are affected by changes in the relative values of non-U.S. currencies and the U.S. dollar. Most of the currencies in countries in which we have foreign operations strengthened versus the U.S. dollar in 2001 and 2002, which resulted in assets and liabilities denominated in local currencies being translated into more dollars. We do not currently utilize hedging instruments.

Market risks

During the normal course of our business, we are routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest and currency rate movements, collectibility of accounts and notes receivable, and recoverability of residual values on leased assets. We constantly assess these risks and have established policies and practices designed to protect against the adverse effects of these and other potential exposures. Although we do not anticipate any material losses in these risk areas, no assurances can be made that material losses will not be incurred in these areas in the future.

We have performed a sensitivity analysis of our financial instruments, which consist of our cash and cash equivalents and debt. We have no derivative financial instruments. In performing the sensitivity analysis, we define risk of loss as the hypothetical impact on earnings, of changes in the market interest rates or currency exchange rates.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

The results of the sensitivity analysis at June 30, 2002, are as follows:

Interest Rate Risk:

We had total debt as of June 30, 2002, of $342.3 million, of which $190.0 million are Term Loans with interest rates tied to LIBOR. These Term Loans are broken into individual loans with varying terms from one to six months. The interest rate for each loan is set on the borrowing date and is effective for the term outstanding. If the LIBOR rates were to increase or decrease by 100 basis points, with all other factors remaining constant, earnings would decrease or increase by approximately $1.9 million on a pre-tax basis.

Foreign Currency Exchange Rate Risk:

Our German subsidiaries currently utilize the euro dollars as our functional currency. Prior to January 2002, the German deutschemark was used. A 10% fluctuation in the exchange rate against the U.S. dollar, would result in a corresponding change in earnings reported in the consolidated group, of approximately $0.9 million. Such a change in the German euro dollar would result in a charge to accumulated other comprehensive income (loss), which is a component of stockholder’s equity, of approximately $3.6 million, all other factors remaining constant.

Estimates

Our financial statements are prepared using estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results may differ from these estimates either favorably or unfavorably, which may impact future results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7 of this Report — “Risk Factors — Currency Rate Fluctuations and Market Risks.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements, including the notes thereto, and supplementary financial information are listed in Part IV, Item 14, of this Report and are included after the signature page beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective May 15, 2002, Alliance Gaming Corporation (the “Company”) dismissed Arthur Andersen LLP as our independent accounting firm.

The report of Arthur Andersen LLP on our consolidated statement of operations, stockholder’s equity (deficiency) and cash flows for the years ending June 30, 2001 and 2000, did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

There were no disagreements between the Company and Arthur Andersen as to any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused it to make a reference to the subject matter of the disagreement in connection with our reports on the financial statements for such periods within the meaning of Item 304 (a)(1)(iv) of Regulation S-K.

Effective May 15, 2002, the Company engaged the firm of Deloitte & Touche LLP as independent accountants. Our Board of Directors approved the selection of Deloitte & Touche LLP as independent accountants upon the recommendation of our Audit Committee.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year covered by this report.

ITEM 14. CONTROLS AND PROCEDURES

Not Applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

Page

1.	Financial Statements:
	Independent Auditors’ Report	F - 1
	Report of Independent Public Accountants	F - 2
	Consolidated Balance Sheets as of June 30, 2001 and 2002	F - 3
	Consolidated Statements of Operations for the Years Ended June 30, 2000, 2001 and 2002	F - 4
	Consolidated Statements of Stockholders’ Equity (Deficiency) for the Years Ended June 30, 2000, 2001 and 2002	F - 5
	Consolidated Statements of Cash Flows for the Years Ended June 30, 2000, 2001 and 2002	F - 6
	Notes to Consolidated Financial Statements	F - 7
2.	Consolidated Supplemental Schedules: Not applicable.
3.	Exhibits:

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

Exhibit
Number	Description

2.1	Agreement and Plan of Merger among Alliance, BGII Acquisition Corp. and BGII, dated as of October 18, 1995, as amended and restated (incorporated herein by reference to Annex I to the prospectus included in Alliance’s Form S-4, Registration Number 333-02799).

2.2	Basic Agreement, dated as of October 29, 1993, among United Gaming, Inc., The Rainbow Casino Corporation, John A. Barrett, Jr. and Leigh Seippel, and exhibits thereto (incorporated herein by reference to Alliance’s Form 8-K dated October 29, 1993).

2.3	Consolidation Agreement dated March 29, 1995 among United Gaming Rainbow, Inc., RCC, RCVP, NGM, HFS, National Gaming Corporation, Rainbow Development Corporation and Leigh Seippel and John A. Barrett, Jr. (incorporated herein by reference to Alliance’s Form 8-K dated March 29, 1995).

3.1	Restated Articles of Incorporation of the Registrant, as amended (incorporated herein by reference to Exhibit 3.1 to Alliance’s Form S-2, Registration Number 33-72990).

3.2	Revised and Amended By-Laws of the Registrant (incorporated herein by reference to Alliance’s Form 10-Q for the quarter ended December 31, 1997).

3.3	Certificate of Designations, Preferences, and Relative, Participating, Optional and Other Special Rights of Special Stock and Qualifications, Limitations and Restrictions of 11 1/2% Non-Voting, Pay-in-Kind Special Stock, Series E (incorporated herein by reference to Exhibit 9(c)(5) to Amendment No. 1 to Alliance’s Form S-4 dated May 9, 1996).

4.1	Form of Indenture among the Company, certain Guarantors referred to therein and United States Trust Company of New York, as Trustee, in respect of Alliance’s 10% Senior Subordinated Notes due 2007 (including form of Senior Subordinated Note and Guarantee) (incorporated by reference to Alliance’s Form S-4 dated December 1, 1997).

4.2	Loan Agreement among Alliance Gaming Corporation, Bally Wulff Vertriebs GmbH, Bally Wulff Automaten GmbH and various lenders, and Bank of America, N.A. (Administrative Agent), dated June 22, 2001 (incorporated herein by reference).

4.3	Rights Agreement dated as of March 9, 1998 between the Company and American Stock Transfer & Trust Company (incorporated herein by reference to Form 8-A dated March 10, 1998).

4.4	First Amendment to the Rights Agreement dated as of September 15, 1998 between the Company and American Stock Transfer & Trust Company (incorporated herein by reference to the Company’s annual report on Form 10-K dated June 30, 1998).

4.5	Form of Certificate of Designations with respect to Series F Special Stock (attached as Exhibit A to the Rights Agreement) (incorporated herein by reference to Form 8-A dated March 10, 1998).

4.6	Form of Right Certificate (attached as Exhibit B to the Rights Agreement) (incorporated herein by reference to Form 8-A dated March 10, 1998).

4.7	Summary of Rights to Purchase Series F Special Shares (attached as Exhibit C to the Rights Agreement) (incorporated herein by reference to Form 8-A dated March 10, 1998).

10.1	Alliance Gaming Corporation 1996 Long Term Incentive Plan (incorporated herein by reference to the Company’s Form S-8 filed August 12, 1997 Registration Number 333-34077).*

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

Exhibit
Number	Description

10.2	Letter of Agreement dated June 25, 1993, among United Gaming, Inc. and Kirkland-Ft. Worth Investment Partners, L.P., Kirkland Investment Corporation and as to certain provisions, Alfred H. Wilms, including Exhibit A (Form of Securities Purchase Agreement), Exhibit B (Form of Stockholders Agreement), Exhibit C (Form of Certificate of Designations of Non-Voting Junior Convertible Preferred Stock), Exhibit D (Form of Warrant Agreement), and Exhibit E (Form of press release) thereto (incorporated herein by reference to Alliance’s Form 8-K dated June 25, 1993).

10.3	Advisory Agreement dated June 25, 1993, among United Gaming, Inc., Gaming Systems Advisors, L.P. and, as to certain provisions, Mr. Alfred H. Wilms, including Exhibit A (Form of Warrant Agreement) and Exhibit B (Form of press release) thereto (incorporated herein by reference to Alliance’s Form 8-K dated June 25, 1993).

10.4	United Gaming, Inc. 1991 Long-Term Incentive Stock Option Plan (incorporated herein by reference to Alliance’s Form S-8 Registration Number 33-45811 and Registration Number 33-75308).*

10.5	Agreement, dated as of September 14, 1993, by and among United Gaming, Inc., Kirkland-Ft. Worth Investments Partners, L.P., Kirkland Investment Corporation, Gaming Systems Advisors, L.P. and Alfred H. Wilms (incorporated herein by reference to Alliance’s Form 8-K dated September 21, 1993).

10.6	Stockholders Agreement, dated as of September 21, 1993, by and among United Gaming, Inc., Kirkland-Ft. Worth Investment Partners, L.P., and Alfred H. Wilms (incorporated herein by reference to Alliance’s Form 8-K dated September 21, 1993).

10.7	Amendment to Stockholders Agreement dated as of October 20, 1994 (incorporated herein by reference to Alliance’s Form S-8 Registration Number 33-45811 and Registration Number 33-75308).

10.8	Selling Stockholder Letter Agreement dated as of March 20, 1995 (incorporated herein by reference to Alliance’s Form S-3 Registration Number 33-58233).

10.9	Securities Purchase Agreement, dated as of September 21, 1993, by and among United Gaming, Inc., Kirkland-Ft. Worth Investment Partners, L.P. and Kirkland Investment Corporation (incorporated herein by reference to Alliance’s Form 8-K dated September 21, 1993).

10.10	Management Agreement, dated as of October 29, 1993, among Rainbow Casino-Vicksburg Partnership, L.P., Rainbow Casino Corporation and Mississippi Ventures, Inc., as manager (incorporated herein by reference to Alliance’s Form 8-K dated October 29, 1993).

10.11	Letter Agreement, dated as of June 29, 1994, among United Gaming, Inc., Rainbow Casino Corporation, John A. Barrett, Jr. and Leigh Seippel, consented to by HFS Gaming Corporation (incorporated herein by reference to Alliance’s Form 8-K dated August 11, 1994).

10.12	Letter Agreement, dated as of July 16, 1994, among United Gaming, Inc., Rainbow Casino Corporation, John A. Barrett, Jr. and Leigh Seippel, consented to by HFS Gaming Corporation (incorporated herein by reference to Alliance’s Form 8-K dated August 11, 1994).

10.13	Second Amendment to Casino Financing Agreement, dated as of August 11, 1994, among United Gaming, Inc., United Gaming Rainbow, Inc., Rainbow Casino-Vicksburg Partnership, L.P., Rainbow Casino Corporation, John A. Barrett, Jr., Leigh Seippel and HFS Gaming Corporation (incorporated herein by reference to Alliance’s Form 8-K dated August 11, 1994).

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

Exhibit
Number	Description

10.14	Partnership Agreement of Rainbow Casino-Vicksburg Partnership, L.P., dated as of July 8, 1994 (incorporated herein by reference to Alliance’s Form 8-K dated August 11, 1994).

10.15	Second Amended and Restated Agreement of Limited Partnership, dated March 29,1995, between United Gaming Rainbow and Rainbow Casino Corporation (incorporated herein by reference to Alliance’s Form 8-K dated March 29, 1995).

10.16	Letter Agreement, dated March 29, 1995, among United Gaming Rainbow, RCC, Leigh Seippel, John A. Barrett, Jr. and Butler, Snow, O’Mara, Stevens & Cannada (incorporated herein by reference to Alliance’s Form 8-K dated March 29, 1995).

10.17	Class A Note Payable, dated March 29, 1995, issued by RCVP to United Gaming Rainbow (incorporated herein by reference to Alliance’s Form 8-K dated March 29, 1995).

10.18	Class B Note Payable, dated March 29, 1995, issued by RCVP to United Gaming Rainbow (incorporated herein by reference to Alliance’s Form 8-K dated March 29, 1995).

10.19	Class B Note Payable, dated March 29, 1995, issued by RCVP to National Gaming Mississippi, Inc. (incorporated herein by reference to Alliance’s Form 8-K dated March 29, 1995).

10.20	Trademark License Agreement, dated November 11, 1991 between Bally Manufacturing Corporation and Bally Gaming International, Inc. (incorporated herein by reference to exhibit 10(i)(d) included in BGII’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

10.21	Amended and Restated Trademark License Agreement dated July 8, 1992, by and between Bally Gaming International, Inc. and Bally Manufacturing Corporation (incorporated herein by reference to exhibit 10(i)(d) included in BGII’s Registration Statement on Form S-1 No. 33-48347 filed on July 9, 1992).

10.22	Second Amendment to Trademark License Agreement and Settlement Agreement, dated March 31, 1995, by and between Bally Entertainment Corporation and Bally Gaming International, Inc. (incorporated herein by reference to Exhibit I, included in BGII’s Current Report on Form 8-K dated April 3, 1995).

10.23	Third Amendment to Trademark License Agreement and Settlement Agreement dated May 10, 1996, by and between Bally Entertainment Corporation, Alliance Gaming Corporation and BGII Acquisition Corp. (incorporated by reference to exhibit 10.77 to S-2 Registration Statement No. 333-02147).

10.24	Employment Agreement Supplement, dated as of August 29, 1996, between the Company and Joel Kirschbaum (incorporated by reference to the Company quarterly report on Form 10-Q for December 31, 1996).*

10.25	Employment Agreement Supplement, dated as of August 29, 1996, between the Company and Anthony DiCesare (incorporated by reference to the Company quarterly report on Form 10-Q for December 31, 1996).*

10.26	Employment Agreement, dated July 1, 1997 between the Company and Joel Kirschbaum (incorporated herein by reference to the Company’s Annual Report on Form 10-K dated June 30, 1997).*

10.27	Employment Agreement, dated July 1, 1997 between the Company and Anthony DiCesare (incorporated herein by reference to the Company’s Annual Report on Form 10-K dated June 30, 1997).*

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

Exhibit
Number	Description

10.28	Agreement, between the Company and Kirkland Investment Corporation dated July 1, 1997 (incorporated by reference to the Company’s Annual Report on Form 10-K dated June 30, 1997).

10.29	Amendment Number 1 to the agreement between the Company and Kirkland Investment Corporation dated July 1, 1997 (incorporated by reference to the Company’s Annual Report on Form 10-K dated June 30, 1997).

10.30	Amended and Restated Employment Agreement, effective April 24, 2001, between the Company and Robert L. Miodunski (incorporated by reference to the Company’s Annual Report on Form 10-K dated June 30, 2001).

10.31	Amendment to Employment Agreement between the Company and Anthony L. DiCesare, effective January 4, 2000 (incorporated by reference to the Company’s quarterly report on Form 10-Q for March 31, 2000).

10.32	Amendment to Employment Agreement between the Company and Joel Kirschbaum, effective January 4, 2000 (incorporated by reference to the Company’s quarterly report on Form 10-Q for March 31, 2000).

10.33	Amendment #2 to the Agreement between the Company and Kirkland Investment Corporation effective January 4, 2000 (incorporated by reference to the Company’s quarterly report on Form 10-Q for March 31, 2000).

10.34	Alliance Gaming Corporation 2001 Long-Term Incentive Plan (incorporated herein by reference to the Company’s Form S-8 filed January 22, 2002 Registration Number 33-81154).

10.35	Employment Agreement dated July 14, 2000 between the Company and Mark Lerner (incorporated herein by reference to the Company’s Annual Report on Form 10-K dated June 30, 2002).*

21	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP

99.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

ITEM 15 (continued).

(b)  Reports on Form 8-K:

(c)  See Item 14(a)(3) above.

(d)  See Item 14(a)(2) above.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

ALLIANCE GAMING CORPORATION	DATED: September 26, 2002

By	/s/ Robert L. Miodunski

Robert L. Miodunski President and Chief Executive Officer (Principal Executive Officer)

By	/s/ Robert L. Saxton

Robert L. Saxton Sr. Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert L. Miodunski Robert L. Miodunski	President and Chief Executive Officer (Principal Executive Officer)	September 26, 2002

/s/ Robert L. Saxton Robert L. Saxton	Sr. Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	September 26, 2002

/s/ Jacques Andre Jacques Andre	Director	September 26, 2002

/s/ Anthony DiCesare Anthony DiCesare	Director	September 26, 2002

/s/ Joel Kirschbaum Joel Kirschbaum	Director	September 26, 2002

/s/ David Robbins David Robbins	Director and Chairman of the Board	September 26, 2002

/s/ Morton Topfer Morton Topfer	Director	September 26, 2002

/s/ Kevin Verner Kevin Verner	Director	September 26, 2002

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2002

CERTIFICATIONS

I, Robert L. Miodunski, certify that:

1. I have reviewed this annual report on Form 10-K of Alliance Gaming Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: September 26, 2002

Robert L. Miodunski
Director, President and
Chief Executive Officer

I, Robert L. Saxton, certify that:

1. I have reviewed this annual report on Form 10-K of Alliance Gaming Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: September 26, 2002

Robert L. Saxton
Sr. Vice President, Treasurer and
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Alliance Gaming Corporation:

We have audited the accompanying consolidated balance sheets of Alliance Gaming Corporation and Subsidiaries as of June 30, 2001 and 2002 and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Alliance Gaming Corporation as of June 30, 2000, and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated August 15, 2001.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance Gaming Corporation and Subsidiaries as of June 30, 2001 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the consolidated financial statements of Alliance Gaming Corporation and Subsidiaries as of June 30, 2000, and for the year then ended were audited by other auditors who have ceased operations. As discussed in Note 1, these consolidated financial statements have been revised to reflect the effects of a 2-for-1 stock split, effective April 9, 2002. We audited the earnings per share adjustments to reflect the 2-for-1 stock split in the 2000 consolidated financial statements. As described in Note 12, these consolidated financial statements have also been revised to reflect the transitional disclosures required by Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, which was adopted by the Company on July 1, 2001. Our audit procedures with respect to the disclosures in Note 12 included agreeing the adjustments to earnings per share representing amortization expense to the Company’s records obtained from management and recalculating the related per share effects. In our opinion, the adjustments and disclosures described above are appropriate and the adjustments have been properly applied. We did not audit or review or apply any procedures to the 2000 consolidated financial statements of the Company other than with respect to such adjustments and disclosures described above; accordingly, we do not express an opinion or any other form of assurance on the 2000 consolidated financial statements taken as a whole.

DELOITTE & TOUCHE LLP
Las Vegas, Nevada
July 24, 2002

This is a copy of the report previously issued by
Arthur Andersen LLP. The report has not been reissued
by Arthur Andersen LLP nor has Arthur Andersen LLP
provided a consent to the inclusion of its report in
this Annual Report on Form 10-K.

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

Arthur Andersen LLP

Las Vegas, Nevada
August 15, 2001

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In 000’s except share amounts)

	June 30,	June 30,
	2001	2002

ASSETS
Current assets:
Cash and cash equivalents	$54,845	$63,404
Accounts and notes receivable, net of allowance for doubtful accounts of $15,591 and $15,695	79,369	96,832
Inventories, net of reserves of $7,128 and $7,814	35,082	42,997
Deferred tax assets, net	—	27,605
Other current assets	10,814	13,975

Total current assets	180,110	244,813

Long-term notes receivable, net of allowance for doubtful accounts of $410 and $456	1,433	2,389
Leased gaming equipment, net of accumulated depreciation of $14,986 and $9,931	22,677	17,892
Property, plant and equipment, net of accumulated depreciation and amortization of $74,245 and $63,313	88,412	91,982
Excess of costs over net assets of acquired businesses, net of accumulated amortization of $7,433 and $6,517	49,514	47,713
Intangible assets, net of accumulated amortization of $20,693 and $25,148	22,212	32,512
Deferred tax assets, net	2,764	18,240
Other assets, net of reserves of $1,826 and $1,818	3,895	4,339

	$371,017	$459,880

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$19,531	$15,894
Accrued liabilities	45,714	45,841
Jackpot liabilities	1,264	5,915
Current maturities of long term debt	932	4,116

Total current liabilities	67,441	71,766

Long term debt, net	339,168	338,148
Other liabilities	2,313	2,747

Total liabilities	408,922	412,661

Minority interest	1,300	1,233
Commitments and contingencies
Stockholders’ equity (deficiency):
Special Stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 120 shares and 115 shares issued and outstanding	12	12
Common Stock, $.10 par value; 100,000,000 shares authorized; 21,776,000 and 49,227,000 shares issued	2,178	4,927
Treasury stock at cost, 513,000 shares	(501)	(501)
Additional paid-in capital	147,828	157,866
Accumulated other comprehensive income (loss)	(27,919)	(19,364)
Accumulated deficit	(160,803)	(96,954)

Total stockholders’ equity (deficiency)	(39,205)	45,986

	$371,017	$459,880

See accompanying notes to consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In 000’s, except per share amounts)

	Years Ended June 30,

	2000	2001	2002

Revenues:
Gaming equipment and systems	$135,180	$160,890	$223,021
Wall machines and amusement games	68,952	72,228	74,721
Route operations	202,480	221,505	223,989
Casino operations	68,053	73,499	72,371

	474,665	528,122	594,102

Costs and expenses:
Cost of gaming equipment and systems	75,508	77,423	98,720
Cost of wall machines and amusement games	43,301	39,243	37,243
Cost of route operations	161,062	178,103	177,447
Cost of casino operations	27,933	32,541	32,193
Selling, general and administrative	101,740	98,635	118,514
Research and development costs	15,318	13,576	17,613
Depreciation and amortization	26,788	27,745	31,852
Unusual items, net	2,164	6,489	24,129

	453,814	473,755	537,711

Operating income	20,851	54,367	56,391
Other income (expense):
Interest income	465	1,043	1,370
Interest expense	(34,119)	(34,807)	(28,264)
Minority interest	(2,155)	(2,165)	(1,935)
Other, net	924	(3,345)	410

Income (loss) before income taxes	(14,034)	15,093	27,972
Income tax provision	(1,001)	(611)	35,877

Net income (loss) applicable to common shares	$(15,035)	$14,482	$63,849

Basic earnings (loss) per share	$(0.37)	$0.35	$1.38

Diluted earnings (loss) per share	$(0.37)	$0.34	$1.34

Weighted average common shares outstanding	40,884	41,236	46,281

Weighted average common and common share equivalents outstanding	40,884	42,228	47,507

See accompanying notes to consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(In 000’s)

						Accumulated		Total
	Common Stock		Series E		Additional	Other		Stockholders'
			Special	Treasury	Paid-in	Comprehensive	Accum.	Equity
	Shares	Dollars	Stock	Stock	Capital	Income (loss)	Deficit	(Deficiency)

Balances at June 30, 1999	9,791	$979	$15,380	$(522)	$129,991	$(15,986)	$(160,250)	$(30,408)

Net loss	—	—	—	—	—	—	(15,035)	(15,035)
Foreign currency translation adjustment	—	—	—	—	—	(5,804)	—	(5,804)

Total comprehensive loss								(20,839)
Treasury shares issued upon exercise of options	—	—	—	14	(4)	—	—	10
Issuance of Special Stock	—	—	442	—	—	—	—	442
Common shares issued upon conversion of Special Stock	544	55	(11,198)	—	11,143	—	—	—

Balances at June 30, 2000	10,335	$1,034	$4,624	$(508)	$141,130	$(21,790)	$(175,285)	$(50,795)

Net income	—	—	—	—	—	—	14,482	14,482
Foreign currency translation adjustment	—	—	—	—	—	(6,129)	—	(6,129)

Total comprehensive income								8,353
Repurchases of common stock for treasury	—	—	—	(436)	—	—	—	(436)
Shares issued upon exercise of options	329	33	—	443	3,197	—	—	3,673
Common shares issued upon conversion of Special Stock	224	22	(4,612)	—	4,590	—	—	—
Effect of 2-for-1 stock split	10,888	1,089	—	—	(1,089)	—	—	—

Balances at June 30, 2001	21,776	$2,178	$12	$(501)	$147,828	$(27,919)	$(160,803)	$(39,205)

Net income	—	—	—	—	—	—	63,849	63,849
Foreign currency translation adjustment	—	—	—	—	—	8,555	—	8,555

Total comprehensive income								72,404
Shares issued upon exercise of options and warrants before 2-for-1 stock split	2,809	283	—	—	6,246	—	—	6,529
Common shares issued upon 2-for-1 stock split	24,585	2,461	—	—	(2,461)	—	—	—
Tax benefit of employee stock option exercises	—	—	—	—	6,081	—	—	6,081
Shares issued upon exercise of options and warrants after 2-for-1 stock split	57	5	—	—	172	—	—	177

Balances at June 30, 2002	49,227	$4,927	$12	$(501)	$157,866	$(19,364)	$(96,954)	$45,986

See accompanying notes to consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In 000’s)

	Years Ended June 30,

	2000	2001	2002

Cash flows from operating activities:
Net income (loss)	$(15,035)	$14,482	$63,849
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	26,788	27,745	31,852
Amortization of debt discounts	52	154	79
Write off of deferred financing costs	—	3,164	—
Write down of other assets	411	117	—
Write down of goodwill and other long-lived assets	—	—	24,129
Deferred income tax	(26)	502	(43,081)
(Gain) loss on sale of assets	(4,158)	808	447
Provision for losses on receivables	7,927	3,825	4,036
Other	377	1,358	6,219
Change in operating assets and liabilities, net of effects of businesses acquired:
Accounts and notes receivable	130	(2,791)	(13,793)
Inventories	9,002	(8,304)	(12,103)
Other current assets	(1,911)	2,239	(165)
Accounts payable	(6,870)	9,376	(5,809)
Accrued liabilities	(7,199)	15,859	(658)

Net cash provided by operating activities	9,488	68,534	55,002

Cash flows from investing activities:
Additions to property, plant and equipment	(13,012)	(11,702)	(16,300)
Additions to participation gaming devices	(12,447)	(11,682)	(15,099)
Acquisitions, net of cash acquired	—	—	(15,333)
Proceeds from disposal of assets	4,316	258	88
Acquisition of assets formerly under operating leases	—	(13,040)	—
Proceeds from sale/leaseback transactions	3,169	—	—
Additions to other long-term assets	(4,305)	(3,297)	(4,202)

Net cash used in investing activities	(22,279)	(39,463)	(50,846)

Cash flows from financing activities:
Capitalized debt issuance costs	—	(6,969)	(662)
Proceeds from issuance of long-term debt	—	190,000	—
Payoff of debt from refinancing	—	(166,058)	—
Reduction of long-term debt	(6,467)	(2,811)	(2,351)
Net change in revolving credit facility	34,661	(23,303)	—
Purchase of common stock for treasury	—	(436)	—
Proceeds from exercise of stock options and warrants	10	3,673	6,706

Net cash provided by (used in) financing activities	28,204	(5,904)	3,693

Effect of exchange rate changes on cash	(299)	(366)	710

Cash and cash equivalents:
Increase (decrease) for year	15,114	22,801	8,559
Balance, beginning of year	16,930	32,044	54,845

Balance, end of year	$32,044	$54,845	$63,404

See accompanying notes to consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2000, 2001 and 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND DESCRIPTION OF BUSINESS

Description of business

Alliance Gaming Corporation (“Alliance” or the “Company”), a Nevada corporation, is a diversified, worldwide gaming company that (i) designs, manufactures and distributes gaming machines and computerized monitoring systems for gaming machines; (ii) owns and manages a significant installed base of gaming machines; (iii) owns and operates two regional casinos; and (iv) in Germany under the operating name Bally Wulff, designs, manufactures and distributes wall-mounted gaming machines and distributes third-party manufactured amusement games.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Alliance Gaming Corporation, and its wholly owned and partially owned, controlled subsidiaries. In the case of Video Services, Inc. (“VSI”), the Company owns 100% of the voting stock. The Company is entitled to receive 71% of dividends declared by VSI, if any, at such time that dividends are declared. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

Cash and cash equivalents

Cash equivalents consist of highly liquid debt instruments purchased with an original maturity of three months or less at the date of purchase and are carried at cost, which approximates market value. Cash and cash equivalents also includes $20.8 million and $23.8 million at June 30, 2001 and 2002, respectively, utilized in Casino and Route Operations which is held in vaults, cages or change banks. The Company maintains a restricted cash account to ensure availability of funds to pay progressive jackpot liabilities that totaled approximately $2.1 million and $7.1 million at June 30, 2001 and 2002, respectively.

Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Cost elements included for work-in-process and finished goods include raw materials, freight, direct labor and manufacturing overhead.

Inventories, net of reserves, consist of the following (in 000’s):

	2001	2002

Raw materials	$15,222	$17,158
Work-in-process	1,774	936
Finished goods	18,086	24,903

Total inventories	$35,082	$42,997

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

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, plant and equipment consists of the following (in 000’s):

	2001	2002

Land and land improvements	$21,569	$22,143
Buildings and leasehold improvements	39,392	34,190
Gaming equipment	72,284	80,855
Furniture, fixtures and equipment	29,412	18,107
Less accumulated depreciation and amortization	(74,245)	(63,313)

Total property, plant and equipment, net	$88,412	$91,982

New accounting principles

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 141, “Business Combinations” (“FASB No. 141”) and No. 142, “Goodwill and Other Intangible Assets” (“FASB No. 142”).

FASB No. 141 establishes accounting and reporting standards for business combinations and the related issues of allocations of purchase price to assets and liabilities acquired. FASB No. 141 also requires all business combinations to be accounted for under the purchase method. The Company adopted FASB No. 141 effective July 1, 2001.

FASB No. 142 revises the existing accounting standards for both goodwill and intangible assets. Pursuant to FASB No. 142, amortization of existing goodwill ceased as of July 1, 2001, and was replaced with a test for impairment performed annually. The Company adopted the provisions of FASB No. 142 effective July 1, 2001.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“FASB No. 144”). FASB No. 144 established a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. FASB No. 144 superseded Statement of Financial Accounting Standards No 121, “Accounting for the Impairment of Long-Lived Assets to Be Disposed Of” and APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The Company adopted FASB No. 144 during the fiscal year ended June 30, 2002.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections as of April 2002” (“FASB No. 145”). The key provision of FASB No. 145 was to rescind the existing rule that all gains or losses from the extinguishment of debt should be classified as extraordinary items. Instead, such gains and losses must be analyzed to determine if they meet the criteria for extraordinary item classification based on the event being both unusual and infrequent. We adopted FASB No. 145 effective June 30, 2002, and reclassified a debt refinancing charge of $3.2 million from extraordinary loss to other expense, incurred in the fiscal year ended June 30, 2001.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FASB No. 146”). FASB No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under EITF Issue 94-3. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. FASB No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not believe the adoption will have a significant impact on our results of operations or financial position.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets

Intangible assets consist primarily of costs associated with the acquisition of location leases which are capitalized and amortized over the expected life of the leases, ranging from one to 28 years, with an average life of approximately 6 years, deferred issuance costs for financings which are amortized over the life of the related financing, and computer software and trademarks which are amortized over 9 years. Deferred debt issuance costs are amortized and included in the accompanying consolidated statements of operations in depreciation and amortization expense.

Accrued liabilities

Accrued liabilities consist of the following (in 000’s):

	2001	2002

Payroll and related costs	$11,830	$16,998
Interest	6,452	7,397
Professional and consulting fees	1,460	1,131
Sales, use, withholding and other taxes	1,230	1,459
Deferred revenues	5,966	7,439
Other	18,776	11,417

Total accrued liabilities	$45,714	$45,841

Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition

The Company sells gaming equipment and systems on normal credit terms (90 days or less), or over terms of generally up to 36 months or more or through payments from net winnings of the machines until the purchase price is paid. Revenue from sales of gaming machines and amusement games is generally recognized at the time products are shipped and title has passed to the customer.

Revenue from sales of computerized monitoring systems is recognized in accordance with the AICPA’s Statement of Position 97-2 (SOP 97-2) “Software Revenue Recognition.” In accordance with the provisions of SOP 97-2, the contracts for the sales of computerized monitoring units are considered to have “multiple elements” because they include hardware, software, installation supervision, training, and post-contract customer support. Accordingly, revenues from the sale of systems are deferred and begin to be recognized at the point when the system is deemed to be functionally operational, and the residual method is used to recognize revenue for the remaining elements as they are delivered, each having vendor specific objective evidence of relative sales values. Post-contract customer support revenues are recognized over the period of the support agreement (generally one year).

The Company’s Bally Gaming and Systems business unit earns revenues from recurring revenue sources which consist of the operations of the multi-site linked progressive jackpot systems, the operation of gaming machines at customer locations, exclusive of route operations, the revenues from gaming machines owned by the Company and placed in a casino on a daily lease or rental basis, and revenues from computer monitoring system maintenance and support services. Revenue is normally recognized based on the Company’s share of money wagered, on its share of net winnings, or on the lease or rental rate

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with industry practice, the Company recognizes gaming revenues as the net win from gaming machine operations, which is the difference between coins and currency deposited into the machines and payments to customers and, for other games, the difference between gaming wins and losses. The Company recognizes total net win from gaming machines as revenues for route operations which operate under revenue-sharing arrangements and revenue-sharing payments as a cost of route operations. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

Promotional allowances

The Company accounts for promotional allowances and other cash based incentives in accordance with EITF Issue 00-22, “Accounting for ‘Points’ and certain other Time-Based or Volume-Based Sales Incentive Offers, and Offers For Free Products or Service to be Delivered in the Future.” EITF 00-22 requires that sales incentives such as cash rewards provided to player club members be recorded as a reduction of revenue rather than as an operating expense.

Unusual items

The Company separately discloses certain income and expense items that are unusual. Generally such items are netted together and shown as a separate component of operating income (loss); items reflected elsewhere in the consolidated statements of operations are separately identified below.

Fiscal 2002:

•	Non-cash write down of goodwill and other long-lived assets related to Bally Wulff totaling $24.1 million (which is more fully described in note 12).

•	A tax benefit resulting from the reduction of previously recorded valuation reserves against net deferred tax assets, primarily net operating loss carry forwards, totaling $37.0 million which is included in the income tax provision in the accompanying consolidated statement of operations (see note 5).

Fiscal 2001:

•	Costs and expenses incurred to terminate the agreement to sell the Nevada Route Operations totaling $6.5 million.

Fiscal 2000:

•	Restructuring and related charges totaling $8.1 million. The restructuring and related costs were incurred pursuant to a plan adopted by the Company for staff reductions at the Bally Gaming and Systems, Wall Machine and Amusement Games, and at its corporate office. Included in the restructuring costs was a $1.9 million charge for a valuation reserve for certain inventory for the Australian market, which is included in the cost of gaming equipment and systems in the accompanying consolidated statement of operations.

•	Gains from the sale of certain gaming management and development rights totaling $4.0 million.

Foreign currency translation

The functional currency of the Company’s foreign subsidiaries is their local currency. Assets and liabilities of foreign operations are translated into U.S. dollars at the rate of exchange at the end of the period, and the income and expense accounts are translated at the average rate of exchange for the period. Translation adjustments are reflected as a separate component of stockholders’ equity (deficiency). Gains and losses on foreign currency transactions are included in the accompanying consolidated statements of operations.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock split

The Company recorded a 2-for-1 stock split, effective August 21, 2001 and again on April 9, 2002. All share and per share information presented in the Consolidated Financial Statements and notes thereto have been presented to reflect the stock splits.

Earnings (loss) per share calculations

The following computation of basic and diluted earnings (loss) per share from continuing operations, and income (loss) applicable to common shares as adjusted for the stock splits, are as follows (in 000’s except per share amounts):

	Fiscal Years ended June 30,

	2000	2001	2002

Net Income (loss) applicable to common shares	$(15,035)	$14,482	$63,849

Weighted average common shares outstanding	40,884	41,236	46,281
Effect of dilutive securities	—	992	1,226

Weighted average common and dilutive shares outstanding	40,884	42,228	47,507

Income (loss) per basic share	$(0.37)	$0.35	$1.38

Income (loss) per diluted share	$(0.37)	$0.34	$1.34

Diluted earnings per share represents the potential dilution that could occur if all outstanding securities were exercised. Certain securities do not have a dilutive effect because their exercise price exceeds the fair market value of the underlying stock or because there is a net loss in the period presented. Such securities are excluded from the diluted earnings per share calculation and consist of the following (in 000’s):

	Fiscal Years ended June 30,

	2000	2001	2002

Stock options	3,246	1,366	817
Warrants	1,858	1,429	—
Series E Special stock	450	—	—

	5,554	2,795	817

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts at June 30, 2001 and 2002 for the Company’s financial instruments, which include accounts and notes receivable, accounts payable, and long term debt, approximate fair value.

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

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

is recognized in the period that includes the enactment date. Taxes on income of the Company’s foreign subsidiaries are provided at the tax rates applicable to the tax jurisdictions in which they are located.

2.	RECEIVABLES

The Gaming Equipment and Systems and Wall Machines and Amusement Games business units grant customers payment terms under contracts of sale. These contracts are generally for terms of one to three years, with interest at prevailing rates, and are generally collateralized by the related equipment sold, although the value of such equipment, if repossessed, may be less than the receivable balance outstanding. See “Concentration of Credit Risk.” The Company’s Nevada route operations from time to time makes loans to location operators for build-outs, tenant improvements and initial operating expenses, which are generally secured by the personal guarantees of the operators and the locations’ assets. The majority of the loans bear interest rates between 6% to 11% and are expected to be repaid over a period of time not to exceed the life of the revenue sharing arrangement and have due dates ranging from September 2001 to August 2009.

The following table represents, at June 30, 2002, scheduled collections of accounts and notes receivable (net of allowances for doubtful accounts) by fiscal year (in 000’s):

Years ending June 30,

2003	$96,832
2004	1,482
2005	606
2006	201
2007	71
Thereafter	29

Total	$99,221

3.	DEBT AND REVOLVING CREDIT FACILITY

Long-term debt and lines of credit at June 30, 2001 and 2002 consisted of the following (in 000’s):

	2001	2002

Term Loan facility	$190,000	$189,525
Revolving credit facility	—	—
10% Senior Subordinated Notes due 2007, net of unamortized discount of $495 and $416	149,505	149,584
Other subordinated debt	—	2,495
Other, secured by related equipment	595	660

	340,100	342,264
Less current maturities	932	4,116

Long-term debt, less current maturities	$339,168	$338,148

The Company’s debt structure consists primarily of $190 million term loan facility and a $25 million revolving credit facility (which can be increased by $15 million at the Company’s discretion) (collectively referred to herein as the “bank facility”) and $150 million Senior Subordinated Notes. The term loan has an interest rate of LIBOR plus 3.25% (or 5.4% as of June 30, 2002), has a 1% per year mandatory principal amortization, and a 5.5 year maturity. The revolving credit facility commitment decreases ratably over its 5 year commitment. As of June 30, 2002, there were no borrowings outstanding on the revolving credit facility. The bank facility loan contains certain customary financial and operational covenants.

The bank facility is collateralized by substantially all domestic property and is guaranteed by each domestic subsidiary of the U.S. Borrower and German Subsidiaries (both as defined), other than the entity that holds the Company’s interest in its Louisiana and Mississippi operations, and secured by both a U.S. and German Pledge Agreement (both as defined). The bank facility contains a number of maintenance covenants and other

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

significant covenants that, among other things, restrict the ability of the Company and the ability of certain of its subsidiaries to dispose of assets, incur additional indebtedness, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of the Company’s subsidiaries, engage in mergers or acquisitions, or engage in certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities. As of June 30, 2002, we are in compliance with these covenants.

The Senior Subordinated Notes bear interest at 10%, are due in 2007, and are general unsecured obligations of the Company, ranking subordinate in right of payment to all Senior Debt (as defined) of the Company, including indebtedness under the bank facility. The Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several senior subordinated basis by all existing and future domestic Restricted Subsidiaries of the Company, subject to certain exceptions including the partially-owned entities through which its Mississippi casino and Louisiana route operations are conducted. The Subsidiary Guarantees are general unsecured obligations of the Guarantors, ranking subordinate in right of payment to all Senior Debt of the Guarantors. The Company will be able to designate other current or future subsidiaries as Unrestricted Subsidiaries under certain circumstances. Unrestricted Subsidiaries will not be required to issue a Subsidiary Guarantee and will not be subject to many of the restrictive covenants set forth in the Indenture pursuant to which the Senior Subordinated Notes were issued. The Indenture for the Company’s Senior Subordinated Notes contains various covenants, including limitations on incurrence of additional indebtedness, on restricted payments and on dividend and payment restrictions on subsidiaries. The Senior Subordinated Notes may be redeemed beginning in August 2002 at 105%, which decrease ratably over the remaining term. Upon the occurrence of a Change of Control (as defined), the holders of the Senior Subordinated Notes will have the right to require the Company to purchase their notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase. We are also in compliance with the covenants contained in the Indenture for the Senior Subordinated Notes.

Maturities of long-term debt, for each of the five fiscal years ending subsequent to June 30, 2002 are as follows (in 000’s):

Years ending June 30,

2003	$4,116
2004	2,617
2005	2,053
2006	183,894
2007	149,584
Thereafter	—

Total	$342,264

4.	STOCKHOLDERS’ EQUITY, OPTIONS, WARRANTS AND RIGHTS

Stock Option Plans

In 1992, the Company created the 1991 Long Term Incentive Plan (the “1991 Plan”) that, as amended, provides for the issuance of up to 3,428,000 shares of common stock to Company employees and directors. Generally, options are granted at the fair market value of the Company’s Common Stock at the date of the grant and are exercisable over five to ten years.

In April 1997, the Company’s shareholders approved the 1996 Long-Term Incentive Plan (the “1996 Plan”), which provides for the issuance of up to 3,428,000 shares of common stock to Company employees, directors and designated paid consultants. Generally, options are granted at the fair value of the Company’s common stock at the date of grant and are exercisable over five to ten years.

In December 2001, the Company’s shareholders approved the 2001 Long-Term Incentive Plan (the “2001 Plan”), which provides for the issuance of up to 2,000,000 shares of common stock to Company employees,

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

directors and designated paid consultants. Generally, options are granted at the fair value of the Company’s common stock at the date of grant and are exercisable over five to ten years.

Transactions involving stock options are summarized as follows:

	Options Outstanding

		Weighted-Average
	Shares	Exercise Price

Balance, June 30, 1999	5,931,552	$3.13
Granted	1,947,912	0.57
Exercised	(9,332)	0.57
Canceled	(1,360,064)	0.68

Balance, June 30, 2000	6,510,068	2.51
Granted	932,572	2.64
Exercised	(1,550,592)	2.37
Canceled	(993,696)	3.25

Balance, June 30, 2001	4,898,352	2.43
Granted	1,058,370	12.62
Exercised	(2,836,254)	2.24
Canceled	(36,496)	4.04

Balance, June 30, 2002	3,083,972	$5.93

Exercisable at June 30, 2002	2,020,650	$3.52

At June 30, 2002, the range of exercise prices (on a post-split basis), for options outstanding was $0.47 to $14.50. The weighted average remaining contractual life, by range of exercise price, for options outstanding and exercisable at June 30, 2002 is as follows:

	Options Outstanding		Options Exercisable

	Weighted-Avg.		Weighted-Avg.
Range of	Remaining		Exercise
Exercise Prices	Contractual Life	Shares	Price	Shares

$0.00 - $1.00	7.5	474,562	$0.80	460,750
$1.01 - $2.00	7.8	276,480	1.30	152,206
$2.01 - $3.00	4.6	37,072	2.50	37,072
$3.01 - $4.00	4.3	1,071,604	3.20	1,071,604
$4.01 - $10.00	8.8	410,296	6.90	146,290
$12.00 - $13.00	9.5	77,000	12.30	40,000
$13.01 - $14.00	9.4	694,458	13.80	112,728
$14.01 - $15.00	9.9	42,500	—	—

All	7.1	3,083,972	$3.52	2,020,650

The Company accounts for its stock-based employee compensation awards in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, because the exercise price of the Company’s employee stock options equals or exceeds the market price on date of grant, no compensation expense is recognized.

In 1998, the Company adopted FASB No. 123 “Accounting for Stock-Based Compensation” (“FASB No. 123”). Under FASB No. 123 companies may continue to account for employee stock-based compensation under APB 25, but are required to disclose historical pro-forma net income and earnings per share that would have resulted from the use of the fair value method described in FASB No. 123. Under the fair value method, compensation costs are measured using an options pricing model and amortized over the life of the option,

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which is generally three years. The historical and proforma net income (loss) and related per share data are as follows:

	2000	2001	2002

Net Income (loss):
As reported	$(15,035)	$14,482	$63,849
Pro forma	(17,845)	13,281	61,129
Earnings (loss) per diluted share:
Diluted	$(0.37)	$0.34	$1.34
Pro forma diluted	$(0.44)	$0.32	$1.29

The per share weighted-average fair value of stock options granted during 2000, 2001 and 2002 was $1.55, $2.57 and $6.79 respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2000, 2001 and 2002: expected dividend yield of 0%, risk free interest rates ranging from 3.5% to 6.0%, a volatility factor of .74, .82, and .86 for 2000, 2001 and 2002, respectively, and expected lives varying from 3 to 10 years.

Warrants

Upon the completion of the Bally Gaming International, Inc. (“BGII”) acquisition in 1996 the Company issued warrants to Gaming Systems Advisors, L.P. (“GSA”) to purchase up to 2,857,144 shares of common stock at $1.32 per share, with such warrants becoming exercisable in one-third tranches only after the market price of the Company’s common stock reached $9.63, $11.38 and $13.13, respectively, for 30 consecutive trading days. During fiscal year 2002, the Company’s stock achieved these price levels and the warrants were all exercised primarily through “cashless” exercises.

In 1996, in conjunction with certain financing transactions, the Company issued warrants to certain third parties for the purchase of up to 142,858 shares of Common Stock at $4.26 per share. These warrants vested in fiscal year 2002 and were all exercised primarily through “cashless” exercises.

Share Repurchase Plan

In January 1999 the Company’s Board of Directors approved a share repurchase plan for up to 2.3 million (post-split) shares of its Common Stock. Under the plan, subject to price and market conditions, purchases of shares can be made from time to time in the open market or in privately negotiated transactions using available cash. During the fiscal years ended June 30, 2000, 2001 and 2002, the Company repurchased 0, 416,000, and 0 shares of common stock (post-split).

Shares Reserved

The following shares are reserved for options issued and available for issue under the Company’s stock plans:

Stock options issued and currently outstanding	3,084,000
Stock options available for future issuance	1,385,000
Shares underlying Series E Special Stock outstanding	2,000

Total	4,471,000

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In June 1996, the Company issued 113,160 shares of Series E Special Stock to certain holders of the Company’s 71/2% Convertible Subordinated Debentures who elected to receive such stock in lieu of receiving common stock. The holders of shares of Series E Special Stock have no voting rights except as required by law. Each share of Series E Special Stock accrued non-cash cumulative dividends until July 7, 1999 at an annual rate of 111/2%, at which point the dividends ceased. On July 1, 1999, the total shares of Series E Special Stock outstanding was 158,224, convertible into approximately 3,076,000 shares of common stock (on a post split basis). The Series E Special Stock is convertible into common stock at a conversion price of $5.15 per share (equivalent to a conversion rate of approximately 19.437 shares of common stock per share of Series E Special Stock), subject to adjustment under certain circumstances, and has a $100 liquidation preference per share. During the fiscal year ended June 30, 2001, approximately 46,122 shares of Series E Special Stock were converted into approximately 896,473 shares of common stock (on a post split basis) and none were converted in fiscal year 2002.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	INCOME TAXES

The components of the Company’s income tax expense (benefit) for the years ended June 30, 2000, 2001 and 2002 are as follows (in 000’s):

	2000	2001	2002

Current tax expense (benefit):
Federal	$—	$(588)	$(292)
Foreign	280	(8)	583
State	527	705	832

	807	109	1,123

Deferred tax expense (benefit):
Federal	—	(416)	(36,461)
Foreign	194	918	711
State	—	—	(1,250)

	194	502	(37,000)

Total provision for income taxes	$1,001	$611	$(35,877)

A reconciliation of the Company’s income tax provision as compared to the tax provision calculated by applying the statutory federal tax rate (35%) to the income (loss) before income taxes for the years ended June 30, 2000, 2001 and 2002 are as follows (in 000’s):

	2000	2001	2002

Computed expected income tax expense (benefit) at 35%	$(4,911)	$5,283	$9,791
Permanent differences	(1,874)	(7,338)	3,647
Change in valuation allowance	1,895	2,584	(48,172)
State income taxes, net of federal benefit	343	458	(709)
Other, net	5,548	(376)	(434)

	$1,001	$611	$(35,877)

The major components of the deferred tax assets and liabilities as of June 30, 2001 and 2002 are presented below (in 000’s):

	2001	2002

Deferred tax assets:
Net operating loss carry forwards	$35,235	$31,839
Foreign tax credit carry forwards	6,639	949
Inventory obsolescence reserves	2,788	3,091
Bad debt reserves	5,281	2,820
Accruals not currently deductible for tax purposes	2,792	7,181
Refinancing costs being amortized for tax purposes	6,480	4,378
Intangibles	10,326	—
Other	9,232	23,048

Total gross deferred tax assets	78,773	73,306
Less: Valuation allowance	72,556	19,077

Deferred tax assets	$6,217	$54,229

Deferred tax liabilities:
Property and equipment, due principally to depreciation differences	$3,142	$6,073
Intangible assets	—	1,836
Other	311	475

Total gross deferred tax liabilities	3,453	8,384

Net deferred tax assets	$2,764	$45,845

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management has considered certain tax planning strategies as permitted by Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“FASB No. 109”).

At June 30, 2002, the Company performed an assessment of the recoverability of its net deferred tax assets. Management has determined that tax benefits associated with previously reserved net deferred tax assets are more likely than not realizable through future taxable income and future reversals of existing taxable temporary differences. The assessment was based on financial and taxable income forecasts, which were finalized during the fourth fiscal quarter of 2002. The Company’s assessment indicated that the forecasted taxable income would be sufficient to offset the previously reserved net deferred tax assets. As a result, the Company recorded a tax benefit resulting from the reduction of previously recorded valuation reserves against net deferred tax assets, totaling $37.0 million.

In connection with its acquisitions of CMP and ACSC, the Company recorded net deferred tax liabilities of $4.4 million and a corresponding reduction in its valuation allowance.

At June 30, 2002, the Company had net operating loss carry forwards for federal income tax purposes of approximately $91 million that are available to offset future federal taxable income, at various times which expire during years 2009 through 2022. At June 30, 2002, the Company had foreign tax credit carry forwards of approximately $0.9 million and alternative minimum tax credit (AMT) carry forwards of approximately $1.0 million. Foreign tax credits will expire in 2003. AMT credits are available to be carried forward indefinitely and may be utilized against regular U.S. corporate tax to the extent it does not exceed computed AMT calculations.

6.	SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information is related to the consolidated statements of cash flows. The Company recorded the following significant non-cash items for the years ended June 30, 2000, 2001 and 2002 (in 000’s):

	2000	2001	2002

Reclassify inventory to property, plant and equipment and leased gaming equipment	$3,784	$3,727	$5,823
Dividends for Series E and Series B Special Stock	442	—	—
Translation rate adjustment	5,505	5,763	(7,846)
Reclassify other assets to property, plant and equipment	242	526	330
Reclassify intangibles to property, plant and equipment	—	—	614
Deferred gain on sale/leaseback transaction	1,546	—	—
Reclassify excess costs over net assets of acquired business to property, plant and equipment	500	—	—
Conversion of Series E Special Stock to Common Stock	11,198	4,612	—
Subordinated note payable issued in acquisition	—	—	4,000

Payments for interest expense in fiscal years 2000, 2001 and 2002 were approximately $34.0 million, $35.4 million and $28.4 million, respectively. Payments for income taxes, net of refunds received, in fiscal years 2000, 2001 and 2002 were approximately $0.5 million, $(0.1) million and $0.5 million, respectively.

7.	COMMITMENTS AND CONTINGENCIES

The Company is obligated under several patent agreements to pay royalties ranging from approximately $5 to $300 per applicable game depending on the components in the gaming machines. Total royalty expense for the Company for the years ended June 30, 2000, 2001 and 2002 was $3.4 million, $3.5 million and $2.8 million, respectively. In addition, the Company has obtained the rights to certain game ideas and intellectual property that call for payment of royalties based on either fixed amounts or variable amounts based on game performance.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company leases: (a) certain office space, equipment, warehouse and repair facilities and other property locations under non-cancelable operating leases (“Equipment and Office Space Leases”) and are generally included in the selling, general and administrative expense; and (b) Route Operations locations where the Company operates gaming devices (“Route Location Leases”), which are included in the cost of route operations. Certain Route Location Leases provide for sharing of the net gaming win between the Company and the location owner and are cancelable at any time by either party, and are deemed “contingent rents.” Operating rental expense for years ended June 30, 2000, 2001 and 2002 was as follows (in 000’s):

	2000	2001	2002

Contingent Route Location Leases	$120,877	$130,542	$135,338
Fixed Route Location Leases	14,641	19,185	17,773
Equipment and Office Space Leases	12,681	12,479	6,830

	148,199	162,206	159,941
Sublease rental income	(1,416)	(1,667)	(1,806)

	$146,783	$160,539	$158,135

Future minimum rentals under non-cancelable operating leases at June 30, 2002 are (in 000’s):

	Years ended June 30,

	2003	2004	2005	2006	2007	Thereafter	Total

Minimum rentals(a)	$22,700	$17,536	$14,313	$10,384	$8,449	$14,422	$87,804
Total sublease income	(1,720)	(1,636)	(1,389)	(890)	(813)	(1,825)	(8,273)

Net minimum rentals	$20,980	$15,900	$12,924	$9,494	$7,636	$12,597	$79,531

(a)	Represents primarily the multi-year agreements that allow the Company to operate gaming devices at convenience stores, bars, and taverns.

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, or other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

German tax authorities perform quadrennial audits of corporate tax returns. During fiscal 2002, Bally Wulff reached an agreement with the tax authorities on issues for the open tax years 1992 to 1995, and recorded a $0.3 million payment for taxes, interest and penalties for those tax years.

On September 25, 1995, BGII was named as a defendant in a class action lawsuit filed in Federal District Court in Nevada, by Larry Schreirer on behalf of himself and all others similarly situated. The plaintiffs filed suit against BGII and approximately 45 other defendants. Each defendant is involved in the gaming business as a gaming machine manufacturer, distributor, or casino operator. The class action lawsuit arises out of alleged fraudulent marketing and operation of casino video poker machines and electronic slot machines. The plaintiffs allege that the defendants’ actions constitute violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) and give rise to claims of common law fraud and unjust enrichment. The plaintiffs allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce people into playing their gaming machines based on a false belief concerning how those machines actually operate as well as the extent to which there is actually an opportunity to win on any given play. The plaintiffs are seeking monetary damages in excess of $1.0 billion. In July 2002 the Federal judge denied the plaintiff class action status. Management believes the plaintiffs’ lawsuit to be without merit. The Company is vigorously pursuing all legal defenses available to it.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At June 30, 2002 net accounts and notes receivable by region as a percentage of total net receivables are as follows:

	Gaming	Wall Machines
	Equipment	and Amusement	Route	Casino
	and Systems	Games	Operations	Operations	Total

Germany	1.3%	29.4%	—%	—%	30.7%
Other international jurisdictions	21.8	1.4	—	—	23.2
Nevada	11.6	—	7.7	—	19.3
Others individually less than 5%	26.6	—	0.1	0.1	26.8

	61.3%	30.8%	7.8%	0.1%	100.0%

Receivables from emerging market customers contain increased risk factors compared to receivables at the Bally Wulff entities or other traditional markets for Bally Gaming and Systems.

9.	SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in four business segments: (i) Gaming Equipment and Systems designs, manufactures and distributes gaming machines and computerized monitoring systems for gaming machines; (ii) Wall Machines and Amusement Games designs, manufactures and distributes wall-mounted gaming machines and distributes third party manufactured amusement games; (iii) Route Operations owns and manages a significant installed base of gaming machines; and (iv) Casino Operations owns and operates two regional casinos. The accounting policies of these segments are consistent with Company’s policies for the Consolidated Financial Statements.

The table below presents information as to the Company’s revenues, operating income, identifiable assets, capital expenditures and depreciation and amortization by segment (in 000’s):

	Years Ended June 30,

	2000	2001	2002

Revenues:
Gaming Equipment and Systems	$135,180	$160,890	$223,021
Wall Machines and Amusement Games	68,952	72,228	74,721
Route Operations	202,480	221,505	223,989
Casino Operations	68,053	73,499	72,371

Total revenues	$474,665	$528,122	$594,102

Intersegment revenues:
Gaming Equipment and Systems	$19,914	$8,226	$16,710
Wall Machines and Amusement Games	232	59	—
Route Operations	—	—	—
Casino Operations	—	—	—

Total intersegment revenues	$20,146	$8,285	$16,710

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended June 30,

	2000	2001	2002

Operating income (loss):
Gaming Equipment and Systems	$(693)	$27,039	$47,172
Wall Machines and Amusement Games	(4,219)	4,904	(16,187)
Route Operations	15,162	15,482	15,470
Casino Operations	23,805	25,258	22,498
Corporate/other	(13,204)	(18,316)	(12,562)

Total operating income	$20,851	$54,367	$56,391

Identifiable assets:
Gaming Equipment and Systems	$145,051	$153,961	$226,239
Wall Machines and Amusement Games	76,235	66,043	51,087
Route Operations	62,946	74,415	79,309
Casino Operations	48,043	47,737	51,531
Corporate/other	19,012	28,861	51,714

Total identifiable assets	$351,287	$371,017	$459,880

Capital expenditures:
Gaming Equipment and Systems	$3,226	$2,696	$3,370
Wall Machines and Amusement Games	515	480	704
Route Operations	3,993	5,592	7,431
Casino Operations	5,112	2,904	4,719
Corporate/other	166	30	76

Total capital expenditures	$13,012	$11,702	$16,300

Depreciation and amortization:
Gaming Equipment and Systems	$7,862	$8,835	$10,202
Wall Machines and Amusement Games	5,776	5,555	5,213
Route Operations	9,341	9,496	12,069
Casino Operations	2,149	2,300	2,132
Corporate/other	1,660	1,559	2,236

Total depreciation and amortization	$26,788	$27,745	$31,852

The Company has operations based primarily in Germany and the United States. The German operation’s customers are a diverse group of operators of wall machines and amusement games at arcades, hotels, restaurants and taverns, primarily in Germany. Gaming Equipment and Systems’ customers are primarily casinos and gaming machine distributors in the United States and abroad. Receivables of the German operations and Gaming Equipment and Systems are generally collateralized by the related equipment. See “Concentration of Credit Risk.”

The table below presents information as to the Company’s revenues, operating income, identifiable assets capital expenditures and depreciation and amortization by geographic region (in 000’s):

	Years Ended June 30,

	2000	2001	2002

Revenues:
United States	$384,788	$441,944	$495,812
Germany	79,330	79,110	90,203
Other foreign	10,547	7,068	8,087

Total revenues	$474,665	$528,122	$594,102

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended June 30,

	2000	2001	2002

Operating income (loss):
United States	$32,561	$46,974	$67,409
Germany	(4,994)	5,080	(13,038)
Other foreign	(6,716)	2,313	2,020

Total operating income	$20,851	$54,367	$56,391

Identifiable assets:
United States	$255,454	$289,071	$387,934
Germany	91,800	77,234	64,952
Other foreign	4,033	4,712	6,994

Total identifiable assets	$351,287	$371,017	$459,880

Capital expenditures:
United States	$12,348	$11,213	$15,548
Germany	521	483	744
Other foreign	143	6	8

Total capital expenditures	$13,012	$11,702	$16,300

Depreciation and amortization:
United States	$19,818	$22,047	$26,605
Germany	5,924	5,681	5,228
Other Foreign	1,046	17	19

Total depreciation and amortization	$26,788	$27,745	$31,852

10.	INTERIM FINANCIAL INFORMATION (Unaudited)

Following is the unaudited quarterly results of the Company for the years ended June 30, 2001 and 2002 (adjusted for the August 21, 2001 and April 9, 2002 two-for-one stock splits) (in 000’s, except per share data).

	Quarter

	First	Second	Third	Fourth

2001
Revenues	$119,115	$130,339	$138,469	$140,199
Operating income	13,131	15,158	16,142	9,936
Net income (loss)	3,365	5,509	6,820	(1,212)
Basic income (loss) per share	$0.09	$0.14	$0.17	$(0.03)
Diluted income (loss) per share	$0.08	$0.13	$0.16	$(0.02)

2002
Revenues	$129,801	$150,464	$154,832	$159,005
Impairment charges	—	—	—	(24,129)
Operating income (loss)	14,861	20,400	24,705	(3,575)
Non-cash tax benefit	—	—	—	37,000
Net income	7,428	12,816	15,899	27,706
Basic income per share	$0.17	$0.29	$0.33	$0.57
Diluted income per share	$0.16	$0.27	$0.32	$0.56

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	BUSINESS COMBINATIONS

During the year ended June 30, 2002, the Company acquired 100 percent of the stock of two companies: Casino Marketplace (“CMP”) on October 28, 2001 and Advanced Casino Systems Corporation (“ACSC”) on March 22, 2002. Both CMP and ACSC are providers of software and systems for the casino industry and both companies’ operations have been fully integrated into the Company’s existing Bally Gaming and Systems business unit. Based primarily on fair value estimates obtained from a third-party valuation consultant, the following table summarizes the values assigned to the assets acquired and liabilities assumed in each acquisition (in 000’s):

	CMP	ACSC

Cash	$1,269	$6,149
Other current assets	769	8,139
Fixed assets	62	437
Intangibles assets	9,480	3,130
Goodwill	2,763	5,081
Other	—	141

Total assets acquired	14,343	23,077
Current liabilities	2,343	8,190
Long-term liabilities	—	285

Total liabilities assumed	2,343	8,475

Net asset purchase price	$12,000	$14,602

The intangible assets acquired consist of software and trademarks and are both being amortized over nine years. The goodwill is not deductible for tax purposes.

12.	GOODWILL AND LONG-LIVED ASSETS

Goodwill

The changes in goodwill for the year ended June 30, 2002 are as follows (in 000’s):

		Business Segments

	Gaming Equip.	Casino	Route	Bally
	& Systems	Operations	Operations	Wulff

Balances as of July 1, 2001 net of amortization	$37,469	$1,754	$39	$10,252
Goodwill acquired during the year	7,844	—	—	—
Impairment losses	—	—	—	(11,454)
Translations adjustment	607	—	—	1,202

Balances as of June 30, 2002	$45,920	$1,754	$39	$—

In July 2001, the Company adopted FASB No. 142, which requires companies to cease amortizing goodwill and certain intangible assets with indefinite useful lives. Instead, goodwill and intangible assets deemed to have indefinite useful lives are to be reviewed for impairment upon the adoption of FASB No. 142 and annually thereafter. In accordance with FASB No. 142, goodwill was no longer amortized for the fiscal year ended June 30, 2002, and amortization for the fiscal years ended June 30, 2000 and 2001 was $1.4 million (or $.02 per share) per year.

The Company performed its initial impairment test of goodwill upon adoption of FASB No. 142 in July 2001. The Company engaged an independent consultant to assist in the valuation of the reporting units. The fair value of the reporting units was determined using a discounted cash flow model. The assessment indicated goodwill was recoverable and no impairment charge was required.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fourth fiscal quarter of 2002 the Company performed its annual impairment assessments for each reporting unit. Based on the results of its analysis of fair values, the Company determined that the goodwill for its Bally Wulff business unit had become impaired. Factors contributing to the Company’s assessment included further delays in the passage of proposed regulatory changes that would have been favorable to this industry and a substantial slowdown in the demand for our products in Germany due to weakening economic conditions. These factors resulted in a significant reduction in the estimated fair value of this business unit. As a result of this assessment, the Company wrote down the goodwill for Bally Wulff by $11.4 million, which is included in unusual items in the accompanying Consolidated Statement of Operations for the fiscal year ended June 30, 2002.

Long-Lived Assets

Due to the adverse state of the wall machine industry discussed above, the Company also assessed the recoverability of the long-lived assets for the Bally Wulff business unit. In accordance with FASB No. 144, the Company wrote down virtually all of the long-lived assets of Bally Wulff totaling $12.7 million, which is included in unusual items in the accompanying Consolidated Statement of Operations for the fiscal year ended June 30, 2002.

13.	CONSOLIDATING FINANCIAL STATEMENTS

The following consolidating financial statements are presented to provide certain financial information regarding guaranteeing and non-guaranteeing subsidiaries in relation to the Company’s Senior Subordinated Notes, which were issued in August 1997. The financial information presented includes Alliance Gaming Corporation (the “Parent”) and its wholly-owned guaranteeing subsidiaries (together the “Parent and Guaranteeing Subsidiaries”), and the non-guaranteeing subsidiaries Video Services, Inc., United Gaming Rainbow, BGI Australia Pty. Limited, Bally Gaming de Puerto Rico, Inc., and Alliance Automaten GmbH & Co. KG (the subsidiary that holds the Company’s German interests) (together the “Non-Guaranteeing Subsidiaries”). The notes to consolidating financial statements should be read in conjunction with these consolidating financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS
June 30, 2001
(In 000’s)
ASSETS

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Elimina-	and
	Subsidiaries	Subsidiaries	tions	Subsidiaries

Current assets:
Cash and cash equivalents	$41,502	$13,343	$—	$54,845
Accounts and notes receivable, net	58,769	37,769	(17,169)	79,369
Inventories, net	24,555	10,527	—	35,082
Other current assets	8,178	2,636	—	10,814

Total current assets	133,004	64,275	(17,169)	180,110

Long-term notes receivable, net	53,162	433	(52,162)	1,433
Leased equipment, net	16,374	6,303	—	22,677
Property, plant and equipment, net	54,399	34,013	—	88,412
Excess of costs over net assets of acquired businesses, net	35,547	13,967	—	49,514
Intangible assets, net	22,096	116	—	22,212
Investments in subsidiaries	84,228	—	(84,228)	—
Deferred tax assets, net	1,284	1,480	—	2,764
Other assets, net	10,167	(6,638)	366	3,895

	$410,261	$113,949	$(153,193)	$371,017

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$17,118	$2,413	$—	$19,531
Accrued liabilities	36,384	9,999	(669)	45,714
Jackpot liabilities	1,264	—	—	1,264
Current maturities of long-term debt	488	16,955	(16,511)	932

Total current liabilities	55,254	29,367	(17,180)	67,441

Long term debt, net	391,032	132	(51,996)	339,168
Other liabilities	1,880	433	—	2,313

Total liabilities	448,166	29,932	(69,176)	408,922

Minority interest	1,300	—	—	1,300
Commitments and contingencies
Stockholders’ equity (deficiency):
Series E Special Stock	12	—	—	12
Common Stock	2,178	17,832	(17,832)	2,178
Treasury stock	(501)	—	—	(501)
Additional paid-in capital	147,828	7,862	(7,862)	147,828
Accumulated other comprehensive loss	(27,919)	(27,939)	27,939	(27,919)
Retained earnings (accumulated deficit)	(160,803)	86,262	(86,262)	(160,803)

Total stockholders’ equity (deficiency)	(39,205)	84,017	(84,017)	(39,205)

	$410,261	$113,949	$(153,193)	$371,017

See accompanying notes.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS
June 30, 2002
(In 000’s)
ASSETS

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Elimina-	and
	Subsidiaries	Subsidiaries	tions	Subsidiaries

Current assets:
Cash and cash equivalents	$47,379	$16,025	$—	$63,404
Accounts and notes receivable, net	66,698	43,956	(13,822)	96,832
Inventories, net	28,469	14,528	—	42,997
Deferred tax assets	27,586	19	—	27,605
Other current assets	12,567	1,408	—	13,975

Total current assets	182,699	75,936	(13,822)	244,813

Long-term notes receivable, net	60,818	408	(58,837)	2,389
Leased equipment, net	17,892	—	—	17,892
Property, plant and equipment, net	59,165	32,817	—	91,982
Excess of costs over net assets of acquired businesses, net	43,390	4,323	—	47,713
Intangible assets, net	32,511	1	—	32,512
Investments in subsidiaries	81,855	—	(81,855)	—
Deferred tax assets, net	17,489	751	—	18,240
Other assets, net	8,118	(4,131)	352	4,339

	$503,937	$110,105	$(154,162)	$459,880

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$13,533	$2,361	$—	$15,894
Accrued liabilities	33,840	13,033	(1,032)	45,841
Jackpot liabilities	5,812	103	—	5,915
Current maturities of long-term debt	3,979	12,952	(12,815)	4,116

Total current liabilities	57,164	28,449	(13,847)	71,766

Long term debt, net	396,807	12	(58,671)	338,148
Other liabilities	2,747	—	—	2,747

Total liabilities	456,718	28,461	(72,518)	412,661

Minority interest	1,233	—	—	1,233
Commitments and contingencies
Stockholders’ equity (deficiency):
Series E Special Stock	12	—	—	12
Common Stock	4,927	17,832	(17,832)	4,927
Treasury stock	(501)	—	—	(501)
Additional paid-in capital	157,866	7,862	(7,862)	157,866
Accumulated other comprehensive loss	(19,364)	(19,384)	19,384	(19,364)
Retained earnings (accumulated deficit)	(96,954)	75,334	(75,334)	(96,954)

Total stockholders’ equity (deficiency)	45,986	81,644	(81,644)	45,986

	$503,937	$110,105	$(154,162)	$459,880

See accompanying notes.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

Year ended June 30, 2000
(In 000’s)

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Elimina-	and
	Subsidiaries	Subsidiaries	tions	Subsidiaries

Revenues:
Gaming equipment and systems	$132,261	$20,926	$(18,007)	$135,180
Wall machines and amusement games	—	69,122	(170)	68,952
Route operations	183,244	19,236	—	202,480
Casino operations	17,410	50,643	—	68,053

	332,915	159,927	(18,177)	474,665

Costs and expenses:
Cost of gaming equipment and systems	74,445	19,070	(18,007)	75,508
Cost of wall machines and amusement games	—	43,301	—	43,301
Cost of route operations	148,587	12,475	—	161,062
Cost of casino operations	8,932	19,001	—	27,933
Selling, general and administrative	63,810	38,100	(170)	101,740
Research and development	12,642	2,676	—	15,318
Depreciation and amortization	17,942	8,846	—	26,788
Unusual items, net	(1,891)	4,055	—	2,164

	324,467	147,524	(18,177)	453,814

Operating income	8,448	12,403	—	20,851
Earnings in consolidated subsidiaries	2,402	—	(2,402)	—
Other income (expense):
Interest income	571	537	(643)	465
Interest expense	(32,829)	(1,933)	643	(34,119)
Rainbow royalty	6,173	(6,173)	—	—
Minority interest	(2,155)	—	—	(2,155)
Other, net	1,406	(482)	—	924

Income (loss) before income taxes	(15,984)	4,352	(2,402)	(14,034)
Income tax (provision) benefit	949	(1,950)	—	(1,001)

Net income (loss) applicable to common shares	$(15,035)	$2,402	$(2,402)	$(15,035)

See accompanying notes.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

Year ended June 30, 2001
(In 000’s)

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Elimina-	and
	Subsidiaries	Subsidiaries	tions	Subsidiaries

Revenues:
Gaming equipment and systems	$154,919	$13,950	$(7,979)	$160,890
Wall machines and amusement games	—	72,228	—	72,228
Route operations	205,105	16,400	—	221,505
Casino operations	18,950	54,549	—	73,499

	378,974	157,127	(7,979)	528,122

Costs and expenses:
Cost of gaming equipment and systems	76,212	9,190	(7,979)	77,423
Cost of wall machines and amusement games	—	39,243	—	39,243
Cost of route operations	167,518	10,585	—	178,103
Cost of casino operations	10,671	21,870	—	32,541
Selling, general and administrative	63,479	35,156	—	98,635
Research and development	11,028	2,548	—	13,576
Depreciation and amortization	19,809	7,936	—	27,745
Unusual items, net	6,489	—	—	6,489

	355,206	126,528	(7,979)	473,755

Operating income	23,768	30,599	—	54,367
Earnings in consolidated subsidiaries	32,466	—	(32,466)	—
Other income (expense):
Interest income	794	693	(444)	1,043
Interest expense	(33,187)	(2,064)	444	(34,807)
Rainbow royalty	6,590	(6,590)	—	—
Minority interest	(2,165)	—	—	(2,165)
Other, net	(15,097)	11,752	—	(3,345)

Income before income taxes	13,169	34,390	(32,466)	15,093
Income tax (provision) benefit	1,313	(1,924)	—	(611)

Net income applicable to common shares	$14,482	$32,466	$(32,466)	$14,482

See accompanying notes.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

Year ended June 30, 2002
(In 000’s)

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Elimina-	and
	Subsidiaries	Subsidiaries	tions	Subsidiaries

Revenues:
Gaming equipment and systems	$213,468	$23,569	$(14,016)	$223,021
Wall machines and amusement games	—	74,721	—	74,721
Route operations	208,874	15,115	—	223,989
Casino operations	20,160	52,211	—	72,371

	442,502	165,616	(14,016)	594,102

Costs and expenses:
Cost of gaming equipment and systems	97,713	15,023	(14,016)	98,720
Cost of wall machines and amusement games	—	37,243	—	37,243
Cost of route operations	167,555	9,892	—	177,447
Cost of casino operations	11,172	21,021	—	32,193
Selling, general and administrative	78,649	39,865	—	118,514
Research and development	15,012	2,601	—	17,613
Depreciation and amortization	24,824	7,028	—	31,852
Unusual items, net	—	24,129	—	24,129

	394,925	156,802	(14,016)	537,711

Operating income	47,577	8,814	—	56,391
Earnings in consolidated subsidiaries	(1,982)	—	1,982	—
Other income (expense):
Interest income	1,845	919	(1,394)	1,370
Interest expense	(28,187)	(1,471)	1,394	(28,264)
Rainbow royalty	6,380	(6,380)	—	—
Minority interest	(1,935)	—	—	(1,935)
Other, net	1,695	(1,285)	—	410

Income before income taxes	25,393	597	1,982	27,972
Income tax (provision) benefit	38,456	(2,579)	—	35,877

Net income (loss) applicable to common shares	$63,849	$(1,982)	$1,982	$63,849

See accompanying notes.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

Year ended June 30, 2000
(In 000’s)

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Elimina-	and
	Subsidiaries	Subsidiaries	tions	Subsidiaries

Cash flows from operating activities:
Net income (loss)	$(15,035)	$2,402	$(2,402)	$(15,035)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,942	8,846	—	26,788
Amortization of debt discounts	52	—	—	52
Write down of other assets	411	—	—	411
Deferred tax expense (benefit)	(3)	(23)	—	(26)
(Gain) loss on sale of assets	(4,152)	(6)	—	(4,158)
Provision for losses on receivables	5,077	2,850	—	7,927
Other	398	(131)	110	377
Net change in operating assets and liabilities:
Accounts and notes receivable	(8,935)	4,427	4,638	130
Inventories	13,439	(4,437)	—	9,002
Other current assets	(335)	(1,576)	—	(1,911)
Intercompany accounts	275	5,037	(5,312)	—
Accounts payable	(6,451)	(419)	—	(6,870)
Accrued liabilities	(6,961)	(432)	194	(7,199)

Net cash provided by (used in) operating activities	(4,278)	16,538	(2,772)	9,488

Cash flows from investing activities:
Additions to property, plant and equipment	(6,883)	(6,129)	—	(13,012)
Additions to participation gaming devices	(12,447)	—	—	(12,447)
Proceeds from disposal of assets	4,263	53	—	4,316
Proceeds from sale/leaseback transaction	3,169	—	—	3,169
Additions to long-term assets	(4,305)	—	—	(4,305)

Net cash used in investing activities	(16,203)	(6,076)	—	(22,279)

Cash flows from financing activities:
Proceeds from long-term debt	—	—	—	—
Reduction of long-term debt	(5,939)	(3,300)	2,772	(6,467)
Net change in credit lines	29,750	4,911	—	34,661
Purchase of common stock for treasury	—	—	—	—
Proceeds from exercise of stock options and warrants	10	—	—	10
Dividends received (paid)	10,948	(10,948)	—	—

Net cash provided by (used in) financing activities	34,769	(9,337)	2,772	28,204

Effect of exchange rate changes on cash	—	(299)	—	(299)

Cash and cash equivalents:
Increase for period	14,288	826	—	15,114
Balance, beginning of period	5,240	11,690	—	16,930

Balance, end of period	$19,528	$12,516	$—	$32,044

See accompanying notes.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

Year ended June 30, 2001
(In 000’s)

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Elimina-	and
	Subsidiaries	Subsidiaries	tions	Subsidiaries

Cash flows from operating activities:
Net income (loss)	$14,482	$32,466	$(32,466)	$14,482
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19,809	7,936	—	27,745
Amortization of debt discounts	154	—	—	154
Write down of other assets	117	—	—	117
Deferred tax expense (benefit)	(382)	884	—	502
Write off of deferred financing costs	3,164	—	—	3,164
(Gain) loss on sale of assets	948	(140)	—	808
Provision for losses on receivables	2,387	1,438	—	3,825
Other	1,167	59	132	1,358
Net change in operating assets and liabilities:
Accounts and notes receivable	2,029	(5,370)	550	(2,791)
Inventories	(6,103)	(2,201)	—	(8,304)
Other current assets	653	1,586	—	2,239
Intercompany accounts	(13,654)	(14,671)	28,325	—
Accounts payable	8,886	490	—	9,376
Accrued liabilities	16,951	(1,550)	458	15,859

Net cash provided by (used in) operating activities	50,608	20,927	(3,001)	68,534

Cash flows from investing activities:
Additions to property, plant and equipment	(8,602)	(3,100)	—	(11,702)
Additions to participation gaming devices	(11,682)	—	—	(11,682)
Acquisition of assets formerly under operating leases	(13,040)	—	—	(13,040)
Proceeds from disposal of assets	258	—	—	258
Proceeds from sale/leaseback transaction	—	—	—	—
Additions to long-term assets	(3,297)	—	—	(3,297)

Net cash used in investing activities	(36,363)	(3,100)	—	(39,463)

Cash flows from financing activities:
Capitalized debt issuance costs	(6,969)	—	—	(6,969)
Proceeds from issuance of long-term debt	190,000	—	—	190,000
Payoff debt from refinancing	(166,058)	—	—	(166,058)
Reduction of long-term debt	(2,344)	(3,468)	3,001	(2,811)
Net change in credit lines	(23,179)	(124)	—	(23,303)
Purchase of common stock for treasury	(436)	—	—	(436)
Proceeds from exercise of stock options and warrants	3,673	—	—	3,673
Dividends received (paid)	13,042	(13,042)	—	—

Net cash provided by (used in) financing activities	7,729	(16,634)	3,001	(5,904)

Effect of exchange rate changes on cash	—	(366)	—	(366)

Cash and cash equivalents:
Increase for period	21,974	827	—	22,801
Balance, beginning of period	19,528	12,516	—	32,044

Balance, end of period	$41,502	$13,343	$—	$54,845

See accompanying notes.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

Year ended June 30, 2002
(In 000’s)

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Elimina-	and
	Subsidiaries	Subsidiaries	tions	Subsidiaries

Cash flows from operating activities:
Net income (loss)	$63,849	$(1,982)	$1,982	$63,849
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24,824	7,028	—	31,852
Amortization of debt discounts	79	—	—	79
Write down of other assets	—	24,129	—	24,129
Deferred income tax	(43,948)	867	—	(43,081)
(Gain) loss on sale of assets	494	(47)	—	447
Provision for losses on receivables	3,095	941	—	4,036
Other	6,219	—	—	6,219
Net change in operating assets and liabilities, net of the effects of acquisitions:
Accounts and notes receivable	(6,994)	(3,451)	(3,348)	(13,793)
Inventories	(2,788)	(9,315)	—	(12,103)
Other current assets	(476)	311	—	(165)
Intercompany accounts	6,812	(2,551)	(4,261)	—
Accounts payable	(5,666)	(143)	—	(5,809)
Accrued liabilities	(3,215)	2,920	(363)	(658)

Net cash provided by (used in) operating activities	42,285	18,707	(5,990)	55,002

Cash flows from investing activities:
Additions to property, plant and equipment	(12,734)	(3,566)	—	(16,300)
Additions to participation gaming devices	(15,099)	—	—	(15,099)
Acquisitions, net of cash acquired	(15,333)	—	—	(15,333)
Proceeds from disposal of assets	45	43	—	88
Additions to other long-term assets	(4,110)	(92)	—	(4,202)

Net cash used in investing activities	(47,231)	(3,615)	—	(50,846)

Cash flows from financing activities:
Reduction of long-term debt	(4,167)	(4,174)	5,990	(2,351)
Capitalized debt issuance costs	(662)	—	—	(662)
Proceeds from exercise of stock options and warrants	6,706	—	—	6,706
Dividends received (paid)	8,946	(8,946)	—	—

Net cash provided by (used in) financing activities	10,823	(13,120)	5,990	3,693

Effect of exchange rate changes on cash	—	710	—	710

Cash and cash equivalents:
Increase for period	5,877	2,682	—	8,559
Balance, beginning of period	41,502	13,343	—	54,845

Balance, end of period	$47,379	$16,025	$—	$63,404

See accompanying notes.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2001 and 2002

Basis of Presentation

These notes to consolidating financial statements should be read in conjunction with the consolidated financial statements and notes thereto. Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation.

Debt and Lines of Credit

Long-term debt and lines of credit at June 30, 2001 consist of the following (in 000’s):

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Elimina-	and
	Subsidiaries	Subsidiaries	tions	Subsidiaries

Term Loan Facility	$190,000	—	—	$190,000
10% Senior Subordinated Notes due 2007, net of unamortized discount	149,505	—	—	149,505
Intercompany notes payable	51,996	16,511	(68,507)	—
Other	19	576	—	595

	391,520	17,087	(68,507)	340,100
Less current maturities	488	16,955	(16,511)	932

Long-term debt, less current Maturities	$391,032	$132	$(51,996)	$339,168

Long-term debt and lines of credit at June 30, 2002 consist of the following (in 000’s):

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Elimina-	and
	Subsidiaries	Subsidiaries	tions	Subsidiaries

Term Loan Facility	$189,525	—	—	$189,525
10% Senior Subordinated Notes due 2007, net of unamortized discount	149,584	—	—	149,584
Other subordinated debt	2,495	—	—	2,495
Intercompany notes payable	58,672	12,814	(71,486)	—
Other	510	150	—	660

	400,786	12,964	(71,486)	342,264
Less current maturities	3,979	12,952	(12,815)	4,116

Long-term debt, less current maturities	$396,807	$12	$(58,671)	$338,148

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The federal, foreign and state income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of June 30, 2001 are as follows (in 000’s):

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Elimina-	and
	Subsidiaries	Subsidiaries	tions	Subsidiaries

Deferred tax assets:
Net operating loss carry forwards	$35,235	$—	$—	$35,235
Foreign tax credit carry forwards	6,639	—	—	6,639
Inventory obsolescence reserves	2,322	466	—	2,788
Bad debt reserves	2,843	2,438	—	5,281
Accruals not currently deductible for tax purposes	2,774	18	—	2,792
Refinancing costs being amortized for tax purposes	6,480	—	—	6,480
Intangibles	10,324	2	—	10,326
Other	2,349	6,883	—	9,232

Total gross deferred tax assets	68,966	9,807		78,773
Less: Valuation allowance	(64,556)	(8,000)	—	(72,556)

Deferred tax assets	$4,410	$1,807	$—	$6,217

Deferred tax liabilities:
Property and equipment, principally due to depreciation differences	$3,142	$—	$—	$3,142
Other	(19)	330	—	311

Total gross deferred tax liabilities	3,123	330	—	3,453

Net deferred tax assets	$1,287	$1,477	$—	$2,764

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The federal, foreign and state income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of June 30, 2002 are as follows (in 000’s):

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Elimina-	and
	Subsidiaries	Subsidiaries	tions	Subsidiaries

Deferred tax assets:
Net operating loss carry forwards	$31,839	$—	$—	$31,839
Foreign tax credit carry forwards	949	—	—	949
Inventory obsolescence reserves	2,528	563	—	3,091
Bad debt reserves	2,557	263	—	2,820
Accruals not currently deductible for tax purposes	7,162	19	—	7,181
Refinancing costs being amortized for tax purposes	4,378	—	—	4,378
Intangibles	—	—	—	—
Other	11,096	11,952	—	23,048

Total gross deferred tax assets	60,509	12,797		73,306
Less: Valuation allowance	(7,376)	(11,701)	—	(19,077)

Deferred tax assets	$53,133	$1,096	$—	$54,229

Deferred tax liabilities:
Property and equipment, principally due to depreciation differences	$6,073	$—	$—	$6,073
Intangibles	1,836	—	—	1,836
Other	149	326	—	475

Total gross deferred tax liabilities	8,058	326	—	8,384

Net deferred tax assets	$45,075	$770	$—	$45,845

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	RESERVES AND ALLOWANCES

The following tables represent the activity for each of the fiscal years ended June 30, 2000, 2001 and 2002 for each of the valuation reserve and allowance accounts (in 000’s):

	Balance at			Balance at
	Beginning of			End of
	Year	Additions	Deductions	Year

Allowance for doubtful accounts:
Year ended June 30, 2002	$16,001	$7,160	$7,010	$16,151
Year ended June 30, 2001	$20,208	$9,411	$13,618	$16,001
Year ended June 30, 2000	$13,696	$7,405	$893	$20,208
Inventory valuation allowance:
Year ended June 30, 2002	$7,128	$4,603	$3,917	$7,814
Year ended June 30, 2001	$6,660	$9,668	$9,200	$7,128
Year ended June 30, 2000	$7,077	$2,837	$3,254	$6,660
Other assets valuation reserve:
Year ended June 30, 2002	$1,826	$75	$83	$1,818
Year ended June 30, 2001	$1,813	$38	$25	$1,826
Year ended June 30, 2000	$3,468	$—	$1,655	$1,813