Form 10-Q
period 2002-09-30
ALLIANCE GAMING CORP
filed 2002-11-08
CIK 2491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 0-4281

ALLIANCE GAMING CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0104066 (I.R.S. Employer Identification No.)

6601 S. Bermuda Rd. Las Vegas, Nevada (Address of principal executive offices)	89119 (Zip Code)

Registrant’s telephone number: (702) 270-7600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X]   Yes      [   ]   No

The number of shares of Common Stock, $0.10 par value, outstanding as of November 4, 2002, according to the records of the registrant’s registrar and transfer agent was 48,859,000.

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
ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES
PART II
ITEM 1. Legal Proceedings
ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT 99.1

ALLIANCE GAMING CORPORATION
FORM 10-Q

September 30, 2002

I N D E X

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2002 and September 30, 2002	3

	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2001 and 2002	4

	Unaudited Condensed Consolidated Statement of Stockholders’ Equity as of September 30, 2002	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2001 and 2002	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Disclosure Controls and Procedure	25

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 6.	Exhibits and Reports on Form 8-K	25

SIGNATURES		26-28

PART 1

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In 000’s, except share data)

	June 30,	September 30,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$63,404	$63,461
Accounts and notes receivable, net of allowance for doubtful accounts of $15,695 and $15,647	96,832	95,593
Inventories, net of reserves of $7,814 and $6,837	42,997	45,543
Deferred tax assets, net	27,605	27,605
Other current assets	13,975	14,430

Total current assets	244,813	246,632

Long-term notes receivable, net of allowance for doubtful accounts of $456 and $431	2,389	2,317
Leased equipment, net of accumulated depreciation of $9,931 and $11,688	17,892	21,697
Property, plant and equipment, net of accumulated depreciation and amortization of $63,313 and $66,523	91,982	92,150
Excess of costs over net assets of acquired businesses, net of accumulated amortization of $6,517 and $6,518	47,713	47,740
Intangible assets, net of accumulated amortization of $25,148 and $25,421	32,512	34,184
Deferred tax assets, net	18,240	13,825
Other assets, net of reserves of $1,818 and $1,818	4,339	4,466

Total assets	$459,880	$463,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,894	$17,173
Accrued liabilities	45,841	39,979
Jackpot liabilities	5,915	7,138
Current maturities of long-term debt	4,116	3,970

Total current liabilities	71,766	68,260

Long-term debt, net	338,148	337,161
Other liabilities	2,747	3,527

Total liabilities	412,661	408,948

Minority interest	1,233	1,099
Commitments and contingencies
Stockholders’ equity:
Special Stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 120 shares and 115 shares issued and outstanding	12	12
Common Stock, $.10 par value; 100,000,000 shares authorized; 49,227,000 and 49,304,000 shares issued	4,927	4,934
Treasury stock at cost, 513,000 shares	(501)	(501)
Additional paid-in capital	157,866	158,550
Accumulated other comprehensive losses	(19,364)	(19,335)
Accumulated deficit	(96,954)	(90,696)

Total stockholders’ equity	45,986	52,964

Total liabilities and stockholders’ equity	$459,880	$463,011

See notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In 000’s, except per share data)

	Three Months Ended Sept. 30,

	2001	2002

Revenues:
Gaming equipment and systems	$45,315	$63,539
Wall machines and amusement games	12,661	10,566
Route operations	53,800	54,837
Casino operations	18,179	17,790

	129,955	146,732

Costs and expenses:
Cost of gaming equipment and systems	19,551	26,258
Cost of wall machines and amusement games	7,505	6,170
Cost of route operations	44,398	45,720
Cost of casino operations	8,335	8,188
Selling, general and administrative	23,889	29,416
Research and development costs	3,692	4,760
Depreciation and amortization	7,724	7,999

	115,094	128,511

Operating income	14,861	18,221
Other income (expense):
Interest income	395	281
Interest expense	(7,647)	(6,636)
Minority interest	(463)	(445)
Other, net	420	(71)

Income before income taxes	7,566	11,350
Income tax provision	(138)	(5,092)

Net income	$7,428	$6,258

Basic earnings per share	$0.17	$0.13

Diluted earnings per share	$0.16	$0.13

Weighted average common shares outstanding	43,650	48,740

Weighted average common and common share equivalents outstanding	46,494	49,821

See notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2002
(In 000’s)

						Accumulated		Total
	Common Stock				Additional	Other		Stock-
			Series E	Treasury	Paid-in	Comprehensive	Accum.	holders'
	Shares	Dollars	Special Stock	Stock	Capital	Losses	Deficit	Equity

Balances at June 30, 2002	49,227	$4,927	$12	$(501)	$157,866	$(19,364)	$(96,954)	$45,986
Net income	—	—	—	—	—	—	6,258	6,258
Foreign currency translation adjustment	—	—	—	—	—	29	—	29

Total comprehensive income								6,287
Shares issued upon exercise of stock options	77	7	—	—	568	—	—	575
Tax benefit of employee stock option exercises	—	—	—	—	116	—	—	116

Balances at Sept. 30, 2002	49,304	$4,934	$12	$(501)	$158,550	$(19,335)	$(90,696)	$52,964

See notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In 000’s)

	Three Months Ended
	Sept. 30,

	2001	2002

Cash flows from operating activities:
Net income	$7,428	$6,258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,724	7,999
Amortization of debt discount	20	20
(Gain) loss on sale of assets	25	(11)
Provision for losses on receivables	379	91
Deferred income tax	—	4,535
Other	552	(246)
Net change in operating assets and liabilities:
Accounts and notes receivable	6,091	1,192
Inventories	(6,608)	(4,513)
Other current assets	1,602	(116)
Accounts payable	(3,657)	1,280
Accrued liabilities	(4,473)	(3,868)

Net cash provided by operating activities	9,083	12,621

Cash flows from investing activities:
Additions to property, plant and equipment	(3,450)	(4,282)
Additions to leased gaming equipment	(2,887)	(4,750)
Additions to other long-term assets	(1,305)	(2,976)
Proceeds from disposal of property and equipment and other assets	16	8

Net cash used in investing activities	(7,626)	(12,000)

Cash flows from financing activities:
Reduction of long-term debt	(123)	(1,152)
Net increase (decrease) in revolving credit facility	—	—
Proceeds from exercise of stock options and warrants	1,166	575

Net cash provided by (used in) financing activities	1,043	(577)

Effect of exchange rate changes on cash	194	13
Cash and cash equivalents:
Increase for period	2,694	57
Balance, beginning of period	54,845	63,404

Balance, end of period	$57,539	$63,461

See notes to unaudited condensed consolidated financial statements

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2001 and 2002

1.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments, that management believes are necessary to present fairly the financial position, results of operations and cash flows of Alliance Gaming Corporation (“Alliance” or the “Company”) for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results, which may be expected for any other interim period, or for the year as a whole. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company’s annual report on Form 10-K for the year ended June 30, 2002. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements at June 30, 2002, were derived from audited consolidated financial statements, but do not include all disclosures required under generally accepted accounting principles. Certain reclassifications have been made to conform to the current year presentation.

2.	INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Cost elements included for work-in-process and finished goods include raw materials, freight, direct labor and manufacturing overhead.

Inventories, net of reserves, consist of the following (in 000’s):

	June 30,	Sept. 30,
	2002	2002

Raw materials	$17,158	$18,849
Work-in-process	936	3,635
Finished goods	24,903	23,059

Total inventories	$42,997	$45,543

3.	DEBT

Long-term debt consists of the following (in 000’s):

	June 30,	Sept. 30,
	2002	2002

Term loan facility	$189,525	$189,050
10% Senior Subordinated Notes due 2007, net of unamortized discount of $416 and $396	149,584	149,604
Other subordinated debt	2,495	1,995
Other, primarily secured by related equipment	660	482

	342,264	341,131
Less current maturities	4,116	3,970

Long-term debt, less current maturities	$338,148	$337,161

The Company’s debt structure consists primarily of a $190 million term loan facility and a $25 million revolving credit facility (which can be increased by $15 million at the Company’s discretion) (collectively referred to herein as the “bank facility”) and $150 million Senior Subordinated Notes. The term loan has an interest rate of LIBOR plus 3.25% (or 5.4% as of September 30, 2002), has a 1% per year mandatory principal amortization, and a 5.5 year maturity. The revolving credit facility commitment decreases ratably over its 5 year commitment. As of

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2001 and 2002

September 30, 2002, there were no borrowings outstanding on the revolving credit facility. The bank facility loan contains certain customary financial and operational covenants.

The bank facility is collateralized by substantially all domestic property and is guaranteed by each domestic subsidiary of the U.S. Borrower and German Subsidiaries (both as defined), other than the entity that holds the Company’s interest in its Louisiana and Mississippi operations, and secured by both a U.S. and German Pledge Agreement (both as defined). The bank facility contains a number of maintenance covenants and other significant covenants that, among other things, restrict the ability of the Company and the ability of certain of its subsidiaries to dispose of assets, incur additional indebtedness, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of the Company’s subsidiaries, engage in mergers or acquisitions, or engage in certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities. As of September 30, 2002, we are in compliance with these covenants.

The Senior Subordinated Notes bear interest at 10%, are due in 2007, and are general unsecured obligations of the Company, ranking subordinate in right of payment to all Senior Debt (as defined) of the Company, including indebtedness under the bank facility. The Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several senior subordinated basis by all existing and future domestic Restricted Subsidiaries of the Company, subject to certain exceptions including the partially-owned entities through which its Mississippi casino and Louisiana route operations are conducted. The Subsidiary Guarantees are general unsecured obligations of the Guarantors, ranking subordinate in right of payment to all Senior Debt of the Guarantors. The Company will be able to designate other current or future subsidiaries as Unrestricted Subsidiaries under certain circumstances. Unrestricted Subsidiaries will not be required to issue a Subsidiary Guarantee and will not be subject to many of the restrictive covenants set forth in the Indenture pursuant to which the Senior Subordinated Notes were issued. The Indenture for the Company’s Senior Subordinated Notes contains various covenants, including limitations on incurrence of additional indebtedness, on restricted payments and on dividend and payment restrictions on subsidiaries. The Senior Subordinated Notes may be redeemed beginning in August 2002 at 105%, which decreases ratably over the remaining term. Upon the occurrence of a Change of Control (as defined), the holders of the Senior Subordinated Notes will have the right to require the Company to purchase their notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase. As of September 30, 2002, we are also in compliance with the covenants contained in the Indenture for the Senior Subordinated Notes.

4.	INCOME TAXES

Beginning July 1, 2002, the Company began recognizing Federal income tax expense based on 35% of pre-tax domestic income and state income taxes at a rate of approximately 2% of domestic income. There was no tax benefit recorded for the operating loss generated in Germany. For the prior year quarter ended September 30, 2001, substantially all of the Company’s taxable income was offset against Federal net operating loss carry forwards. This reduced the Company’s tax expense from approximately $3.5 million to approximately $138,000.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2001 and 2002

5.	EARNINGS PER SHARE

The computation of basic and diluted earnings per share is as follows (in 000’s except per share amounts):

	Three months ended
	September 30,

	2001	2002

Net income	$7,428	$6,258
Weighted average common shares outstanding	43,650	48,740
Effect of stock options outstanding	2,842	1,079
Effect of Series E Special Stock outstanding	2	2

Weighted average common and potential shares outstanding	46,494	49,821
Basic earnings per share	$0.17	$0.13

Diluted earnings per share	$0.16	$0.13

6.	SEGMENT AND GEOGRAPHICAL INFORMATION

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

The tables below present information as to the Company’s revenues, intersegment revenues and operating income (loss) (in 000’s):

	Three Months Ended
	September 30,

	2001	2002

Revenues:
Gaming equipment and systems	$45,315	$63,539
Wall machines and amusement games	12,661	10,566
Route operations	53,800	54,837
Casino operations	18,179	17,790

Total revenues	$129,955	$146,732

Intersegment revenues:
Gaming equipment and systems	$3,534	$5,056
Wall machines and amusement games	—	—
Route operations	—	—
Casino operations	—	—

Total intersegment revenues	$3,534	$5,056

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2001 and 2002

	Three Months Ended
	September 30,

	2001	2002

Operating income (loss):
Gaming equipment and systems	$9,930	$15,135
Wall machines and amusement games	(1,358)	(1,815)
Route operations	3,120	2,665
Casino operations	5,867	5,015
Corporate	(2,698)	(2,779)

Total operating income	$14,861	$18,221

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

The table below presents information as to the Company’s revenues and operating income (loss) by geographic region (in $000’s):

	Three Months Ended
	September 30,

	2001	2002

Revenues:
United States	$112,882	$130,481
Germany	14,496	14,952
Other foreign	2,577	1,299

Total revenues	$129,955	$146,732

Operating income:
United States	$15,289	$19,831
Germany	(1,226)	(1,493)
Other foreign	798	(117)

Total operating income	$14,861	$18,221

7.	SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information is related to the unaudited condensed consolidated statements of cash flows (in $000’s):

	Three months ended Sept. 30,

	2001	2002

Non-cash transactions:
Reclassify inventory to equipment	$1,154	$1,954
(Favorable) unfavorable translation rate adjustment	(3,648)	(16)

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2001 and 2002

8.	UNAUDITED CONSOLIDATING FINANCIAL STATEMENTS

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

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS

June 30, 2002
(In 000’s)

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Elimina-	and
	Subsidiaries	Subsidiaries	tions	Subsidiaries

ASSETS
Current assets:
Cash and cash equivalents	$47,379	$16,025	$—	$63,404
Accounts and notes receivable, net	66,698	43,956	(13,822)	96,832
Inventories, net	28,469	14,528	—	42,997
Deferred tax assets, net	27,586	19	—	27,605
Other current assets	12,567	1,408	—	13,975

Total current assets	182,699	75,936	(13,822)	244,813

Long-term notes receivable, net	60,818	408	(58,837)	2,389
Leased equipment, net	17,892	—	—	17,892
Property, plant and equipment, net	59,165	32,817	—	91,982
Excess of costs over net assets of acquired businesses, net	43,390	4,323	—	47,713
Intangible assets, net	32,511	1	—	32,512
Investments in subsidiaries	81,855	—	(81,855)	—
Deferred tax assets, net	17,489	751	—	18,240
Other assets, net	8,118	(4,131)	352	4,339

	$503,937	$110,105	$(154,162)	$459,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,533	$2,361	$—	$15,894
Accrued liabilities	33,840	13,033	(1,032)	45,841
Jackpot liabilities	5,812	103	—	5,915
Current maturities of long-term debt	3,979	12,952	(12,815)	4,116

Total current liabilities	57,164	28,449	(13,847)	71,766

Long term debt, net	396,807	12	(58,671)	338,148
Other liabilities	2,747	—	—	2,747

Total liabilities	456,718	28,461	(72,518)	412,661

Minority interest	1,233	—	—	1,233
Commitments and contingencies
Stockholders’ equity:
Series E Special Stock	12	—	—	12
Common Stock	4,927	17,832	(17,832)	4,927
Treasury stock	(501)	—	—	(501)
Additional paid-in capital	157,866	7,862	(7,862)	157,866
Accumulated other comprehensive loss	(19,364)	(19,384)	19,384	(19,364)
Retained earnings (accumulated deficit)	(96,954)	75,334	(75,334)	(96,954)

Total stockholders’ equity	45,986	81,644	(81,644)	45,986

	$503,937	$110,105	$(154,162)	$459,880

See accompanying unaudited note.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS

September 30, 2002
(In 000’s)

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Elimina-	and
	Subsidiaries	Subsidiaries	tions	Subsidiaries

ASSETS
Current assets:
Cash and cash equivalents	$44,998	$18,463	$—	$63,461
Accounts and notes receivable, net	69,314	37,262	(10,983)	95,593
Inventories, net	31,307	14,236	—	45,543
Deferred tax assets, net	27,586	19	—	27,605
Other current assets	12,475	1,955	—	14,430

Total current assets	185,680	71,935	(10,983)	246,632

Long-term notes receivable, net	62,312	427	(60,422)	2,317
Leased equipment, net	19,875	1,822	—	21,697
Property, plant and equipment, net	58,597	33,553	—	92,150
Excess of costs over net assets of acquired businesses, net	43,408	4,332	—	47,740
Intangible assets, net	34,166	18	—	34,184
Investment in subsidiaries	81,635	—	(81,635)	—
Deferred tax assets, net	13,070	755	—	13,825
Other assets, net	9,151	(5,031)	346	4,466

	$507,894	$107,811	$(152,694)	$463,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,489	$2,684	$—	$17,173
Accrued liabilities	27,425	13,690	(1,136)	39,979
Jackpot liabilities	7,023	115	—	7,138
Current maturities of long-term debt	3,959	9,889	(9,878)	3,970

Total current liabilities	52,896	26,378	(11,014)	68,260

Long term debt	397,408	9	(60,256)	337,161
Other liabilities	3,527	—	—	3,527

Total liabilities	453,831	26,387	(71,270)	408,948

Minority interest	1,099	—	—	1,099
Commitments and contingencies
Stockholders’ equity:
Series E Special Stock	12	—	—	12
Common Stock	4,934	17,832	(17,832)	4,934
Treasury stock	(501)	—	—	(501)
Additional paid-in capital	158,550	7,898	(7,898)	158,550
Accumulated other comprehensive income	(19,335)	(19,355)	19,355	(19,335)
Retained earnings (accumulated deficit)	(90,696)	75,049	(75,049)	(90,696)

Total stockholders’ equity	52,964	81,424	(81,424)	52,964

	$507,894	$107,811	$(152,694)	$463,011

See accompanying unaudited note.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2001
(In 000’s)

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Elimina-	and
	Subsidiaries	Subsidiaries	tions	Subsidiaries

Revenues:
Gaming equipment and systems	$43,825	$4,412	$(2,922)	$45,315
Wall machines and amusement games	—	12,661	—	12,661
Route operations	50,271	3,529	—	53,800
Casino operations	4,977	13,202	—	18,179

	99,073	33,804	(2,922)	129,955

Costs and expenses:
Cost of gaming equipment and systems	19,723	2,750	(2,922)	19,551
Cost of wall machines and amusement games	—	7,505	—	7,505
Cost of route operations	42,111	2,287	—	44,398
Cost of casino operations	2,770	5,565	—	8,335
Selling, general and administrative	15,286	8,603	—	23,889
Research and development costs	3,070	622	—	3,692
Depreciation and amortization	6,040	1,684	—	7,724

	89,000	29,016	(2,922)	115,094

Operating income	10,073	4,788	—	14,861
Earnings in consolidated subsidiaries	2,233	—	(2,233)	—
Other income (expense):
Interest income	516	217	(338)	395
Interest expense	(7,627)	(358)	338	(7,647)
Rainbow royalty	1,646	(1,646)	—	—
Minority interest	(463)	—	—	(463)
Other, net	997	(577)	—	420

Income before income taxes	7,375	2,424	(2,233)	7,566
Income tax provision	53	(191)	—	(138)

Net income	$7,428	$2,233	$(2,233)	$7,428

See accompanying unaudited note.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2002
(In 000’s)

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Elimina-	and
	Subsidiaries	Subsidiaries	tions	Subsidiaries

Revenues:
Gaming equipment and systems	$62,192	$5,685	$(4,338)	$63,539
Wall machines and amusement games	—	10,566	—	10,566
Route operations	51,147	3,690	—	54,837
Casino operations	5,123	12,667	—	17,790

	118,462	32,608	(4,338)	146,732

Costs and expenses:
Cost of gaming equipment and systems	27,085	3,511	(4,338)	26,258
Cost of wall machines and amusement games	—	6,170	—	6,170
Cost of route operations	43,251	2,469	—	45,720
Cost of casino operations	2,891	5,297	—	8,188
Selling, general and administrative	19,257	10,159	—	29,416
Research and development costs	3,183	1,577	—	4,760
Depreciation and amortization	7,334	665	—	7,999

	103,001	29,848	(4,338)	128,511

Operating income	15,461	2,760	—	18,221
Earnings in consolidated subsidiaries	867	—	(867)	—
Other income (expense):
Interest income	308	206	(233)	281
Interest expense	(6,623)	(246)	233	(6,636)
Rainbow royalty	1,586	(1,586)	—	—
Minority interest	(445)	—	—	(445)
Other, net	34	(105)	—	(71)

Income before income taxes	11,188	1,029	(867)	11,350
Income tax provision	(4,930)	(162)	—	(5,092)

Net income	$6,258	$867	$(867)	$6,258

See accompanying unaudited note.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended September 30, 2001
(In 000’s)

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Elimina-	and
	Subsidiaries	Subsidiaries	tions	Subsidiaries

Net cash provided by (used in) operating activities	$5,343	$6,633	$(2,893)	$9,083

Cash flows from investing activities:
Additions to property, plant and equipment	(3,158)	(292)	—	(3,450)
Additions to leased gaming equipment	(2,887)	—	—	(2,887)
Proceeds from disposal of property and equipment and other assets	12	4	—	16
Additions to other long term assets	(1,305)	—	—	(1,305)

Net cash used in investing activities	(7,338)	(288)	—	(7,626)

Cash flows from financing activities:
Reduction of long-term debt	(4)	(3,012)	2,893	(123)
Proceeds from exercise of stock options	1,166	—	—	1,166
Dividends received (paid)	911	(911)	—	—

Net cash provided by (used in) financing activities	2,073	(3,923)	2,893	1,043

Effect of exchange rate changes on cash	—	194	—	194
Cash and cash equivalents:
Increase for period	78	2,616	—	2,694
Balance, beginning of period	41,502	13,343	—	54,845

Balance, end of period	$41,580	$15,959	$—	$57,539

See accompanying unaudited note.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended September 30, 2002
(In 000’s)

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Elimina-	and
	Subsidiaries	Subsidiaries	tions	Subsidiaries

Net cash provided by (used in) operating activities	$10,701	$7,874	$(5,954)	$12,621

Cash flows from investing activities:
Additions to property, plant and equipment	(3,033)	(1,249)	—	(4,282)
Additions to leased gaming equipment	(4,750)	—	—	(4,750)
Proceeds from disposal of property and equipment and other assets	8	—	—	8
Additions to other long term assets	(2,958)	(18)	—	(2,976)

Net cash used in investing activities	(10,733)	(1,267)	—	(12,000)

Cash flows from financing activities:
Reduction of long-term debt	(4,076)	(3,066)	5,990	(1,152)
Bally Austria APIC	—	36	(36)	—
Proceeds from exercise of stock options	575	—	—	575
Dividends received (paid)	1,152	(1,152)	—	—

Net cash provided by (used in) financing activities	(2,349)	(4,182)	5,954	(577)

Effect of exchange rate changes on cash	—	13	—	13
Cash and cash equivalents:
Increase (decrease) for period	(2,381)	2,438	—	57
Balance, beginning of period	47,379	16,025	—	63,404

Balance, end of period	$44,998	$18,463	$—	$63,461

See accompanying unaudited note.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt and Revolving Credit Facility

Long-term debt and lines of credit at June 30, 2002 consisted of the following (in 000’s):

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Elimina-	and
	Subsidiaries	Subsidiaries	tions	Subsidiaries

Term Loan Facility	$189,525	—	—	$189,525
10% Senior Subordinated Notes due 2007, net of unamortized discount	149,584	—	—	149,584
Other subordinated debt	2,495	—	—	2,495
Intercompany notes payable	58,672	12,814	(71,486)	—
Other	510	150	—	660

	400,786	12,964	(71,486)	342,264
Less current maturities	3,979	12,952	(12,815)	4,116

Long-term debt, less current maturities	$396,807	$12	$(58,671)	$338,148

     Long-term debt and lines of credit at September 30, 2002 consisted of the following (in 000’s):

				Alliance
				Gaming
	Parent and	Non-		Corporation
	Guaranteeing	Guaranteeing	Elimina-	and
	Subsidiaries	Subsidiaries	tions	Subsidiaries

Term Loan Facility	$189,050	$—	$—	$189,050
10% Senior Subordinated Notes due 2007, net of unamortized discount	149,604	—	—	149,604
Other subordinated note	1,995	—	—	1,995
Intercompany notes payable	60,256	9,878	(70,134)	—
Other	462	20	—	482

	401,367	9,898	(70,134)	341,131
Less current maturities	3,959	9,889	(9,878)	3,970

Long-term debt, less current maturities	$397,408	$9	$(60,256)	$337,161

ALLIANCE GAMING CORPORATION
FORM 10-Q

September 30, 2002

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

As of September 30, 2002, we had $63.5 million in cash and cash equivalents, and $25.0 million in unborrowed availability on our revolving credit facility. In addition we had net working capital of approximately $178.4 million, an increase of approximately $5.3 million from June 30, 2002, which is explained in the working capital section below. Consolidated cash and cash equivalents at September 30, 2002, includes approximately $20.5 million of cash utilized in Casino and Route Operations and held in vaults, cages or change banks. Pursuant to various state gaming regulations, we maintain restricted cash accounts to ensure availability of funds to pay wide-area progressive jackpot awards, which totaled approximately $8.0 million at September 30, 2002.

Management believes that cash flows from operating activities, cash and cash equivalents held and the up to $40.0 million revolving credit facility commitment will provide us with sufficient capital resources and liquidity. At September 30, 2002, we had no material commitments for capital expenditures.

Working Capital

The following table presents the components of consolidated working capital balance at (in $000’s):

	June 30,	Sept. 30,
	2002	2002	Change

Cash, cash equivalents, and short term investments	$63,404	$63,461	$57
Accounts and notes receivable, net	96,832	95,593	(1,239)
Inventories, net	42,997	45,543	2,546
Deferred tax asset, net	27,605	27,605	—
Other current assets	13,975	14,430	455

Total current assets	244,813	246,632	1,819
Accounts payable	15,894	17,173	1,279
Accrued liabilities	45,841	39,979	(5,862)
Jackpot liabilities	5,915	7,138	1,223
Current maturities of long-term debt	4,116	3,970	(146)

Total current liabilities	71,766	68,260	(3,506)

Net working capital	$173,047	$178,372	$5,325

The primary fluctuations contributing to the increase in working capital were: (i) a net decrease in accounts receivable resulting primarily from a decrease in sales at Bally Wulff offset by an increase in sales at the Bally Gaming and Systems business units, (ii) an increase in inventory due to a larger backlog of sales, (iii) a decrease in accrued liabilities resulting from timing of revenue recognition of certain system installations, payments relating to management bonuses and interest payment on the Senior Subordinated Note and offset by an increase in progressive jackpot liabilities, (iv) an increase in accounts payable resulting from timing of payments for inventory purchases, and (v) the impact of foreign exchange fluctuations between the dollar and the euro dollar on all working capital categories.

ALLIANCE GAMING CORPORATION
FORM 10-Q

September 30, 2002

Cash Flows

During the three months ended September 30, 2002, we generated $12.6 million of cash flow from operating activities, which included cash provided by accounts and notes receivable of $1.2 million and by accounts payable of $1.3 million, offset by cash used in inventories and accrued liabilities of $4.5 million and $3.9 million, respectively.

During the three months ended September 30, 2002, we used $12.0 million of cash in investing activities resulting primarily from capital expenditures totaling $4.3 million, costs incurred to produce participation games totaling $4.8 million, and payments for gaming rights totaling $2.0 million.

During the three months ended September 30, 2002, cash flow from financing activities included $0.6 million of cash provided from the exercise of stock options, offset by principal payments on other long term debt totaling $1.2 million.

Results of Operations:

General

The following tables set forth the earnings before interest, taxes, depreciation and amortization (“EBITDA”) and operating income by business unit (in 000’s):

	Three Months Ending Sept. 30,

	2001	2002

EBITDA by Business Unit:
Bally Gaming and Systems	$11,884	$18,399
Wall Machines and Amusement Games	(89)	(1,676)
Route Operations	6,640	5,975
Casino Operations	6,326	5,757
Corporate Administrative Expenses	(2,176)	(2,235)

EBITDA	$22,585	$26,220

Operating Income (Expense):
Bally Gaming and Systems	$9,930	$15,135
Wall Machines and Amusement Games	(1,358)	(1,815)
Route Operations	3,120	2,665
Casino Operations	5,867	5,015
Corporate Administrative Expenses	(2,698)	(2,779)

Total Operating Income	$14,861	$18,221

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

ALLIANCE GAMING CORPORATION
FORM 10-Q

September 30, 2002

Three Months Ended September 30, 2001 and 2002

Bally Gaming and Systems

For the quarter ended September 30, 2002, the Bally Gaming and Systems business unit reported revenues of $63.5 million, an increase of 40% compared to revenues of $45.3 million in the prior year quarter. Gaming Products sales totaled $33.8 million, an increase of 61% compared to $20.9 million in the prior year quarter. New unit sales totaled 4,000 units, a 61% increase compared to 2,500 in the prior year quarter. Bally Gaming performs contract manufacturing of base gaming devices for several other gaming equipment companies, including Multimedia Games. Such base games, which generally do not contain a Bally game theme or other intellectual property, are therefore sold at reduced prices. Excluding such contract manufactured games, the average domestic new-unit selling price was $7,100 an increase of 15% compared to the prior year quarter. Bally Systems reported revenues of $15.3 million, an increase of 18% compared to $13.0 million in the prior year quarter. Bally Systems reported shipments of 6,100 game monitoring units, compared to 9,200 units in the prior year quarter. Bally Systems revenues increased over the prior year quarter as the lower game monitoring units shipped was more than offset by a significantly higher average selling price per unit driven by the larger proportion of player tracking and promotion software revenues and higher levels of recurring hardware and software support revenues resulting from the larger base of installed systems. Gaming Operations reported revenues of $14.4 million, an increase of 27% compared to $11.4 million in the prior year quarter. The increased revenues were driven by an increase in the installed base of recurring revenue units, which totaled approximately 3,695 units as of September 30, 2002, compared to approximately 3,370 units at September 30, 2001, and an increase in the revenue per unit as a result of a 50% increase in the base of higher revenue near-area progressive games deployed.

For the quarter ended September 30, 2002, the overall gross margin percentage for Bally Gaming and Systems improved to 59% compared to 57% in the prior year quarter. The improvement was due to improved margin contribution for gaming machines sales as a result of the improved fixed cost absorption rate resulting from the increased volume of new unit sales.

The Bally Gaming and Systems business unit reported operating income of $15.1 million, compared to an operating income of $9.9 million in the prior year quarter. The increase in operating income resulted primarily from increases in revenues and improved margins, as well as the reduced overhead cost structure. Research and development costs totaled $4.0 million, an increase of 30% compared to the prior year quarter.

Wall Machines and Amusement Games

For the quarter ended September 30, 2002, Wall Machines and Amusement Games reported revenues of $10.6 million, a 17% decrease compared to the prior year quarter. The revenues decreased as a result of a 62% decrease in new units sold offset by a 22% increase in the average selling price and a 22% increase in revenues from leased games. The Company’s newest model, Sky, is performing very well, however due to competitive sales promotions, revenue recognition for an additional 1,000 Sky games placed on trial with customers during the September quarter was deferred until the December 2002 quarter. In general, the wall machines industry in Germany is experiencing a slow down that is tied to the overall slowness in the German economy, and the adverse effects of the flooding that affected large portions of the country.

The Wall Machines and Amusement Games business unit continued its leasing program whereby new wall machines and certain amusement games are leased to customers pursuant to operating leases which provide a stream of revenues and cash flows over the term of the leases which range from six months to three and one half years. As of September 30, 2002, a total of 950 machines were deployed in the leasing program compared to 990 at September 30, 2001, a decrease of 5%.

ALLIANCE GAMING CORPORATION
FORM 10-Q

September 30, 2002

For the quarter ended September 30, 2002, gross profit margin increased to 42% from 41% in the prior year quarter. Wall Machines and Amusement Games reported an operating loss of ($1.8) million, compared to an operating loss of ($1.4) million in the prior year quarter.

Route Operations

For the quarter ended September 30, 2002, the Route Operations business unit reported total revenues of approximately $54.8 million, an increase of 2% compared to revenues of $53.8 million in the prior year quarter. Revenues from the Nevada route operations increased to approximately $51.1 million or 2% over the prior year quarter. This improvement was attributable to an increase in the average net win per gaming machine per day of 1% to $66.65 from $66.30 in the prior year quarter and a 2% increase in the weighted average number of gaming machines during the current quarter to 8,340 units as compared to 8,170 units in the prior year quarter. Gamblers’ Bonus, a cardless players club and player tracking system continued to have a favorable impact on the net win per day. As of September 30, 2002, the Gamblers’ Bonus product was installed in over 4,135 gaming machines at approximately 400 locations statewide or 50% of the installed base of gaming machines. Revenues from route operations in Louisiana totaled $3.7 million, an increase of 5% compared to the prior year quarter. This increase was primarily the result of a 9% increase in the number of units deployed, offset by a decline in the net win per gaming machine per day of 5% to $56.65 from $59.70 in the prior year quarter.

For the quarter ended September 30, 2002, cost of revenues for Route Operations totaled as a percentage of revenues, has remained constant at 83%. For the quarter ended September 30, 2002, the Route Operations business unit reported operating income of $2.7 million, a decrease of 15% compared to operating income of $3.1 million in the prior year quarter.

Casino Operations

For the quarter ended September 30, 2002, the Casino Operations business unit reported revenues of $17.8 million, a decrease of 2% compared to revenues of $18.2 million in the prior year quarter. This revenue decrease is due to a 4% decrease in revenues at the Rainbow Casino offset by a 3% revenue increase at the Rail City Casino. Rainbow Casino revenue decrease was attributable to a 7% decrease in the slot machines net win per day to $135, and by a 7% decrease in the average number of gaming machines. This decline is a result of the significant competitive pressure in the market that is growing at less than its historical norm. The Vicksburg gaming market grew approximately 3% in the September 2002 quarter compared to the prior year quarter. Early in the quarter, Rainbow commenced a number of significant remodeling projects to return the property to its competitive position. The first of these projects, consisting of a new entertainment lounge, is scheduled to open early in the December 2002 quarter. Additional projects will be completed in the March 2003 quarter. The revenue improvement at the Rail City Casino was attributable to a 5% increase in the average number of gaming machines and offset by a decrease in the average gaming machine net win per day of 2% to $84 from $86 in the prior year quarter. For the quarter ended September 30, 2002, the cost of revenues for Casino Operations as a percentage of revenues has remained constant at 46%.

ALLIANCE GAMING CORPORATION
FORM 10-Q

September 30, 2002

Net Interest Expense and Income Taxes

Interest expense (net of interest income) for the quarter ended September 30, 2002, totaled $6.4 million, and compared to the net interest expense of $7.3 million in the prior year quarter. The decrease is a result of a lower interest rate on the bank credit facility.

The Company recorded an income tax provision of $5.1 million in the quarter ended September 30, 2002, compared to a provision of $0.1 million in the prior year quarter. For the quarter ended September 30, 2001, the domestic earnings were offset against net operating loss carry forwards resulting in no Federal income tax expense. On a proforma basis, by applying a 35% Federal income tax rate to the domestic earnings (excluding the loss from Bally Wulff in Germany which can not yet be benefited for Federal income tax purposes) tax expense would have been approximately $3.4 million. Beginning in the September 2002 quarter, we began recognizing Federal income tax expense based on 35% of pre-tax domestic income. Consistent with the prior year, we recorded state income taxes at a rate of approximately 2% of domestic income, and there was no tax benefit recorded for the operating loss generated in Germany.

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

ALLIANCE GAMING CORPORATION
FORM 10-Q

September 30, 2002

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The results of the sensitivity analysis at September 30, 2002, are as follows:

Interest Rate Risk:

We had total debt as of September 30, 2002, of $341.1 million, of which $190.0 million are Term Loans with interest rates tied to LIBOR. These Term Loans are broken into individual loans with varying terms from one to six months. The interest rate for each loan is set on the borrowing date and is effective for the term outstanding. If the LIBOR rates were to increase or decrease by 100 basis points, with all other factors remaining constant, earnings would decrease or increase by approximately $0.5 million on a pre-tax basis.

Foreign Currency Exchange Rate Risk:

Our German subsidiaries currently utilize the euro dollars as our functional currency. Prior to January 2002, the German deutschemark was used. A 10% fluctuation in the exchange rate against the U.S. dollar, would result in a corresponding change in earnings reported in the consolidated group, of approximately $0.2 million. Such a change in the German euro dollar would result in a charge to accumulated other comprehensive income (loss), which is a component of stockholder’s equity, of approximately $3.5 million, all other factors remaining constant.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures. Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Sr. Vice President, Chief Financial Officer and Treasurer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Sr. Vice President, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filing.

     (b)  Changes in internal control. No significant changes were made in the Company’s internal controls or in the other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II

ITEM 1. Legal Proceedings

There have been no material changes in any legal proceedings since filing of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2002.

ITEM 6. Exhibits and Reports on Form 8-K

a.	Exhibits

99.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

None

ALLIANCE GAMING CORPORATION
FORM 10-Q

September 30, 2002

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

Sr. Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

ALLIANCE GAMING CORPORATION
FORM 10-Q

September 30, 2002

CERTIFICATIONS

I, Robert L. Miodunski, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Alliance Gaming Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/   Robert L. Miodunski

Robert L. Miodunski
Director, President and
Chief Executive Officer

ALLIANCE GAMING CORPORATION
FORM 10-Q

September 30, 2002

I, Robert L. Saxton, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Alliance Gaming Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/   Robert L. Saxton

Robert L. Saxton
Sr. Vice President, Treasurer and
Chief Financial Officer (Principal Financial and Accounting Officer)