Form 10-Q
period 2002-12-31
ALLIANCE GAMING CORP
filed 2003-02-14
CIK 2491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended December 31, 2002

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
Registrant’s internet: www.alliancegaming.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]    Yes    [ ]    No

The number of shares of Common Stock, $0.10 par value, outstanding as of February 1, 2002, according to the records of the registrant’s registrar and transfer agent was 49,336,000.

PART I - FINANCIAL INFORMATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED
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
SIGNATURES
CERTIFICATIONS
EXHIBIT 99.1

ALLIANCE GAMING CORPORATION
FORM 10-Q

For the Quarter Ended December 31, 2002

I N D E X

PART I. FINANCIAL INFORMATION
Page
Item 1. Unaudited Financial Statements
Unaudited Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2002	3
Unaudited Condensed Consolidated Statements of Operations for the three months ended December 31, 2001 and 2002	4
Unaudited Condensed Consolidated Statements of Operations for the six months ended December 31, 2001 and 2002	5
Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the six months ended December 31, 2002	6
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2001 and 2002	7
Notes to Unaudited Condensed Consolidated Financial Statements	8-22
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-30
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Disclosure Controls and Procedures	31
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	32
Item 4. Submission of matters to a vote of Security Holders	32
Item 6. Exhibits and Reports on Form 8-K	32
SIGNATURES	33
CERTIFICATIONS	34-36

PART 1
ALLIANCE GAMING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In 000’s, except share data)

	June 30,	Dec. 31,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$62,508	$54,920
Short-term investments (restricted)	896	845
Accounts and short-term notes receivable, net of allowance for doubtful accounts of $15,695 and $13,987	96,832	111,642
Inventories, net of reserves of $7,814 and $6,512	42,997	41,079
Deferred tax assets, net	27,605	27,606
Other current assets	13,975	14,355

Total current assets	244,813	250,447

Long-term notes receivable, net of allowance for doubtful accounts of $456 and $366	2,389	20,559
Leased equipment, net of accumulated depreciation of $9,931 and $13,800	19,560	27,554
Property, plant and equipment, net of accumulated depreciation and amortization of $63,313 and $70,740	90,314	91,401
Excess of costs over net assets of acquired businesses, net of accumulated amortization of $6,517 and $6,556	47,713	49,586
Intangible assets, net of accumulated amortization of $25,148 and $27,425	32,512	38,011
Deferred tax assets, net	18,240	8,521
Other assets, net of reserves of $1,818 and $1,818	4,339	4,775

Total assets	$459,880	$490,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,894	$16,106
Accrued liabilities	45,841	47,559
Jackpot liabilities	5,915	8,798
Current maturities of long-term debt	4,116	4,944

Total current liabilities	71,766	77,407

Long-term debt, net	338,148	338,169
Other liabilities	2,747	3,552

Total liabilities	412,661	419,128

Minority interest	1,233	920
Commitments and contingencies
Stockholders’ equity
Special Stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 120 shares and 115 shares issued and outstanding	12	12
Common Stock, $.10 par value; 100,000,000 shares authorized; 49,227,000 and 49,774,000 shares issued	4,927	4,982
Treasury stock at cost, 513,000 shares	(501)	(501)
Additional paid-in capital	157,866	161,641
Accumulated other comprehensive losses	(19,364)	(16,485)
Accumulated deficit	(96,954)	(78,843)

Total stockholders’ equity	45,986	70,806

Total liabilities and stockholders’ equity	$459,880	$490,854

See notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In 000’s, except per share data)

	Three Months Ended December 31,
	2001	2002

Revenues:
Gaming equipment and systems	$51,783	$86,627
Wall machines and amusement games	25,462	16,900
Route operations	55,764	53,321
Casino operations	17,607	16,778

	150,616	173,626

Costs and expenses:
Cost of gaming equipment and systems	22,844	39,663
Cost of wall machines and amusement games	13,108	9,809
Cost of route operations	46,074	44,682
Cost of casino operations	7,866	8,062
Selling, general and administrative	29,201	31,124
Research and development costs	3,807	5,912
Depreciation and amortization	7,316	8,921

	130,216	148,173

Operating income	20,400	25,453
Other income (expense):
Interest income	369	452
Interest expense	(7,033)	(6,566)
Minority interest	(405)	(309)
Other, net	(432)	268

Income before income taxes	12,899	19,298
Income tax provision	(83)	(7,445)

Net income	$12,816	$11,853

Basic earnings per share	$0.29	$0.24

Diluted earnings per share	$0.27	$0.24

Weighted average common shares outstanding	44,950	49,208

Weighted average common and common share equivalents outstanding	47,258	50,316

See notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In 000’s, except per share data)

	Six Months Ended December 31,
	2001	2002

Revenues:
Gaming equipment and systems	$97,098	$150,166
Wall machines and amusement games	38,123	27,466
Route operations	109,564	108,158
Casino operations	35,786	34,568

	280,571	320,358

Costs and expenses:
Cost of gaming equipment and systems	42,395	65,921
Cost of wall machines and amusement games	20,613	15,979
Cost of route operations	90,472	90,402
Cost of casino operations	16,201	16,250
Selling, general and administrative	53,090	60,540
Research and development costs	7,499	10,672
Depreciation and amortization	15,040	16,920

	245,310	276,684

Operating income	35,261	43,674
Other income (expense):
Interest income	764	733
Interest expense	(14,680)	(13,202)
Minority interest	(868)	(754)
Other, net	(12)	197

Income before income taxes	20,465	30,648
Income tax provision	(221)	(12,537)

Net income	$20,244	$18,111

Basic earnings per share	$0.46	$0.37

Diluted earnings per share	$0.44	$0.37

Weighted average common shares outstanding	43,786	48,461

Weighted average common and common share equivalents outstanding	45,700	49,560

See notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended December 31, 2002
(In 000’s)

							Accumulated	Total
					Additional		Other	Stock-
	Common Stock		Series E	Treasury	Paid-in	Comprehensive	Accum.	holders'
	Shares	Dollars	Special Stock	Stock	Capital	Loss	Deficit	Equity

Balances at June 30, 2002	49,227	$4,927	$12	$(501)	$157,866	$(19,364)	$(96,954)	$45,986
Net income	—	—	—	—	—	—	18,111	18,111
Foreign currency translation adjustment	—	—	—	—	—	2,879	—	2,879

Total comprehensive income								20,990
Shares issued upon exercise of options	547	55	—	—	1,737	—	—	1,792
Tax benefit of employee stock option exercises	—	—	—	—	2,038	—	—	2,038

Balances at December 31, 2002	49,774	$4,982	$12	$(501)	$161,641	$(16,485)	$(78,843)	$70,806

See notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In 000’s)

	Six Months Ended December 31,
	2001	2002

Cash flows from operating activities:
Net income	$20,244	$18,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,040	16,920
Amortization of debt discount	40	40
(Gain) loss on sale of assets	97	(15)
Provision for losses on receivables	1,719	1,033
Deferred income taxes	(215)	9,718
Other	1,401	(365)
Net change in operating assets and liabilities:
Accounts and notes receivable	(10,312)	(32,020)
Inventories	(11,024)	(2,564)
Other current assets	(1,656)	940
Accounts payable	1,702	2,180
Accrued liabilities	2,847	4,357

Net cash provided by operating activities	19,883	18,335

Cash flows from investing activities:
Additions to property, plant and equipment	(6,205)	(8,775)
Additions to leased gaming equipment	(8,248)	(10,010)
Additions to other long-term assets	(1,976)	(4,311)
Acquisitions, net of cash acquired	(6,731)	(3,038)
Proceeds from disposal of property and equipment and other assets	42	9

Net cash used in investing activities	(23,118)	(26,125)

Cash flows from financing activities:
Reduction of long-term debt	(746)	(2,190)
Capitalized debt issuance costs	(651)	—
Net increase (decrease) in revolving credit facility	—	—
Proceeds from exercise of stock options and warrants	4,080	1,792

Net cash provided by (used in) financing activities	2,683	(398)

Effect of exchange rate changes on cash	154	600
Cash and cash equivalents:
Increase (decrease) for period	(398)	(7,588)
Balance, beginning of period	54,845	62,508

Balance, end of period	$54,447	$54,920

See notes to unaudited condensed consolidated financial statements

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2001 and 2002

1. BASIS OF PRESENTATION

Principles of consolidation

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

The Company, through a wholly-owned subsidiary, is the general partner of Rainbow Casino Vicksburg Partnership, L.P. (“RCVP”) the limited partnership that operates the Rainbow Casino. The limited partner, Rainbow Corporation, an independent third party, is entitled to receive 10% of the net available cash flows after debt service and other items, as defined (which amount increases to 20% of such amount for the proportional revenues above $35.0 million) each year through December 31, 2010. The Company holds the remaining economic interest in the partnership and consolidates the partnership with minority interest being reflected for the portion not owned.

On November 13, 2002, the Company announced the acquisition of Casino Management System Software Company (CMS), a leading supplier of software solutions focusing on player database management, player tracking and casino promotions. The $6.5 million purchase, consisting of cash and a two-year note, was accounted for pursuant to the provisions of Statement of Financial Accounting Standards No.141 “Business Combinations” (SFAS No. 141). Certain pro forma disclosure for the CMS acquisition normally required under SFAS No. 141 have been omitted as this acquisition did not exceed the materiality provisions contained therein. The allocation of the purchase price to the assets and liabilities acquired will be completed prior to June 30, 2003.

Revenue recognition

Revenue from sales of gaming machines and amusement games is generally recognized at the time products are shipped and title has passed to the customer. The Company sells gaming equipment on normal credit terms (generally 2%, net 30) and also offers financing to qualified customers for periods generally between 6 and 48 months.

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

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2001 and 2002

Our Bally Gaming and Systems business unit earns revenues from recurring revenue sources which consist of the operations of the wide-area progressive jackpot systems and revenues from gaming machines placed in a casino on a daily lease or rental basis. Revenue from these sources is recognized based on the contractual terms of the participation or rental agreements and is generally based on a share of money wagered, a share of the net winnings, or on a fixed daily rental rate basis.

In accordance with industry practice, we recognize gaming revenues in our route and casino operations as the net win from gaming machine operations, which is the difference between coins and currency deposited into the machines and payments to customers and, for other games, the difference between gaming wins and losses. We recognize total net win from gaming machines as revenues for route operations which we operate pursuant to revenue-sharing arrangements and revenue-sharing payments (either fixed or variable) as a cost of route operations.

The Company constantly monitors its exposure for credit losses and maintains allowances for anticipated losses.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Cost elements included for work-in-process and finished goods include raw materials, freight, direct labor and manufacturing overhead.

Inventories, net of reserves, consist of the following (in 000’s):

	June 30,	Dec. 31,
	2002	2002

Raw materials	$17,158	$17,960
Work-in-process	936	2,764
Finished goods	24,903	20,355

Total inventories	$42,997	$41,079

3. DEBT

Long-term debt consists of the following (in 000’s):

	June 30,	Dec. 31,
	2002	2002

Term loan facility	$189,525	$188,575
10% Senior Subordinated Notes due 2007, net of unamortized discount of $416 and $376	149,584	149,624
Other subordinated debt	2,495	1,495
Other, primarily secured by related equipment	660	3,419

	342,264	343,113
Less current maturities	4,116	4,944

Long-term debt, less current maturities	$338,148	$338,169

The Company’s debt structure consists primarily of a $190 million term loan facility and a $25 million revolving credit facility (which can be increased by $15 million at the Company’s discretion) (collectively referred to herein as the “bank facility”) and $150 million Senior Subordinated Notes. The term loan has an interest rate of LIBOR plus 3.25% (or 4.7% as of December 31, 2002), has a 1% per year mandatory principal amortization, and matures on December 31, 2006. The revolving credit facility commitment decreases ratably over its 5 year commitment, which ends on June 30, 2005. As of December 31, 2002, there were no borrowings outstanding on the revolving credit facility. The bank facility loan contains certain customary financial and operational covenants.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2001 and 2002

The bank facility is collateralized by substantially all domestic property and is guaranteed by each domestic subsidiary of the U.S. Borrower and German Subsidiaries (both as defined in the credit agreement), other than the entity that holds the Company’s interest in its Louisiana and Mississippi operations, and is secured by both a U.S. and German Pledge Agreement (both as defined). The bank facility contains a number of maintenance covenants and other significant covenants that, among other things, restrict the ability of the Company and the ability of certain of its subsidiaries to dispose of assets, incur additional indebtedness, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of the Company’s subsidiaries, engage in mergers or acquisitions, or engage in certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities. As of December 31, 2002, we are in compliance with these covenants.

The Senior Subordinated Notes bear interest at 10%, are due in 2007, and are general unsecured obligations of the Company, ranking subordinate in right of payment to all Senior Debt (as defined) of the Company, including indebtedness under the bank facility. The Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several senior subordinated basis by all existing and future domestic Restricted Subsidiaries of the Company, subject to certain exceptions including the partially-owned entities through which its Mississippi casino and Louisiana route operations are conducted. The Subsidiary Guarantees are general unsecured obligations of the Guarantors, ranking subordinate in right of payment to all Senior Debt of the Guarantors. The Company will be able to designate other current or future subsidiaries as Unrestricted Subsidiaries under certain circumstances. Unrestricted Subsidiaries will not be required to issue a Subsidiary Guarantee and will not be subject to many of the restrictive covenants set forth in the Indenture pursuant to which the Senior Subordinated Notes were issued. The Indenture for the Company’s Senior Subordinated Notes contains various covenants, including limitations on incurrence of additional indebtedness, on restricted payments and on dividend and payment restrictions on subsidiaries. The Senior Subordinated Notes may be redeemed beginning in August 2002 at 105%, which decreases ratably over the remaining term. Upon the occurrence of a Change of Control (as defined), the holders of the Senior Subordinated Notes will have the right to require the Company to purchase their notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase. As of December 31, 2002, we are also in compliance with the covenants contained in the Indenture for the Senior Subordinated Notes.

4. INCOME TAXES

The Company has significant deferred tax assets, which consist primarily of net operating loss carry forwards and other timing differences. Management conducts periodic recoverability assessments of these deferred tax assets, which includes evaluating both positive and negative evidential matter to determine if it is “more likely than not” that the deferred tax assets will be realizable. On June 30, 2002, management conducted a recoverability assessment and determined that $37 million in previously reserved deferred tax assets were realizable due to the Company’s profitable operating results in 2001 and 2002 and projected future taxable income. Until the fourth quarter of fiscal year 2002, management did not believe sufficient evidence existed that it was more likely than not that such profitable operating results would allow such deferred tax assets to be realized.

Beginning July 1, 2002, the Company began recognizing Federal income tax expense based on 35% of pre-tax domestic income and state income taxes at a rate of approximately 2% of domestic income. For the prior year quarter ended December 31, 2001, substantially all of the Company’s taxable income was offset against Federal net operating loss carry forwards, which reduced the Company’s tax expense for the quarter ended December 31, 2001 from approximately $4.6 million to approximately $83,000.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2001 and 2002

5. EARNINGS PER SHARE

The computation of basic and diluted earnings per share is as follows (in 000’s except per share amounts):

	Three months ended		Six months ended
	December 31,		December 31,
	2001	2002	2001	2002

Net income	$12,816	$11,853	$20,244	$18,111
Weighted average common shares outstanding	44,950	49,208	43,786	48,461
Effect of stock options outstanding	1,694	1,106	1,606	1,097
Effect of warrants outstanding	612	—	306	—
Effect of Series E Special Stock	2	2	2	2

Weighted average common and potential dilutive shares outstanding	47,258	50,316	45,700	49,560
Basic earnings per share	$0.29	$0.24	$0.46	$0.37

Diluted earnings per share	$0.27	$0.24	$0.44	$0.37

Stock options outstanding that were potentially convertible into approximately 600,000 common shares as of December 31, 2002, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares during the period.

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

The tables below present information as to the Company’s revenues, intersegment revenues and operating income (in 000’s):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2001	2002	2001	2002

Revenues:
Gaming equipment and systems	$51,783	$86,627	$97,098	$150,166
Wall machines and amusement games	25,462	16,900	38,123	27,466
Route operations	55,764	53,321	109,564	108,158
Casino operations	17,607	16,778	35,786	34,568

Total revenues	$150,616	$173,626	$280,571	$320,358

Intersegment revenues:
Gaming equipment and systems	$4,752	$9,270	$8,286	$14,326
Wall machines and amusement games	—	—	—	—
Route operations	—	—	—	—
Casino operations	—	—	—	—

Total intersegment revenues	$4,752	$9,270	$8,286	$14,326

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2001 and 2002

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2001	2002	2001	2002

Operating income:
Gaming equipment and systems	$10,009	$21,775	$19,939	$36,910
Wall machines and amusement games	4,491	554	3,133	(1,261)
Route operations	4,024	2,468	7,144	5,133
Casino operations	5,284	3,821	11,151	8,836
Corporate	(3,408)	(3,165)	(6,106)	(5,944)

Total operating income	$20,400	$25,453	$35,261	$43,674

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

The table below presents information as to the Company’s revenues and operating income by geographic region (in 000’s):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2001	2002	2001	2002

Revenues:
United States	$117,545	$144,445	$230,427	$274,926
Germany	30,361	26,931	44,857	41,883
Other foreign	2,710	2,250	5,287	3,549

Total revenues	$150,616	$173,626	$280,571	320,358

Operating income:
United States	$14,074	$23,519	$29,363	$43,350
Germany	5,658	1,799	4,432	306
Other foreign	668	135	1,466	18

Total operating income	$20,400	$25,453	$35,261	$43,674

7. SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information is related to the unaudited condensed consolidated statements of cash flows (in 000’s).

	Six months ended December 31,

	2001	2002

Interest expense paid	$13,430	$13,164
State income taxes paid	220	1,001
Non-cash transactions:
Reclassify other assets to property, plant and equipment	$3,037	$4,764
(Favorable) unfavorable translation rate adjustment	(2,538)	(2,279)
Notes payable issued in acquisitions	4,000	3,000

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2001 and 2002

8. UNAUDITED CONSOLIDATING FINANCIAL STATEMENTS

The following unaudited condensed consolidating financial statements are presented to provide certain financial information regarding guaranteeing and non-guaranteeing subsidiaries in relation to the Company’s Senior Subordinated Notes (see note 3). The financial information presented includes Alliance Gaming Corporation (the “Parent”), its wholly-owned guaranteeing subsidiaries (“Guaranteeing Subsidiaries”), and the non-guaranteeing subsidiaries, Video Services, Inc., United Gaming Rainbow, BGI Australia Pty. Limited, Bally Gaming de Puerto Rico, Inc., and Alliance Automaten GmbH & Co. KG (the subsidiary that holds the Company’s German interests) (together the “Non-Guaranteeing Subsidiaries”). The notes to consolidating financial statements should be read in conjunction with these consolidating financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS
June 30, 2002
(In 000’s)

				Reclas-	Alliance
				sification	Gaming
			Non-	and	Corporation
		Guaranteeing	Guaranteeing	Elimina-	and
	Parent	Subsidiaries	Subsidiaries	tions	Subsidiaries

ASSETS
Current assets:
Cash and cash equivalents	$8,121	$38,362	$16,025	$—	$62,508
Short-term investments (restricted)	—	896	—	—	896
Accounts and short-term notes receivable, net	13,860	52,838	43,956	(13,822)	96,832
Inventories, net	—	28,469	14,738	(210)	42,997
Deferred tax assets, net	16,489	11,097	19	—	27,605
Other current assets	260	12,307	1,408	—	13,975

Total current assets	38,730	143,969	76,146	(14,032)	244,813
Long-term notes receivable, net	147,595	60,912	408	(206,526)	2,389
Leased equipment, net	—	19,560	—	—	19,560
Property, plant and equipment, net	129	57,368	32,817	—	90,314
Excess of costs over net assets of acquired businesses, net	(4,842)	48,232	4,323	—	47,713
Intangible assets, net	9,033	23,478	1	—	32,512
Investment in subsidiaries	335,739	81,855	—	(417,594)	—
Deferred tax assets, net	22,394	—	751	(4,905)	18,240
Other assets, net	(145,694)	154,180	(4,131)	(16)	4,339

	$403,084	$589,554	$110,315	$(643,073)	$459,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$135	$13,398	$2,361	$—	$15,894
Accrued liabilities	11,506	22,333	13,033	(1,031)	45,841
Jackpot liabilities	—	5,812	103	—	5,915
Current maturities of long-term debt	3,900	79	12,952	(12,815)	4,116

Total current liabilities	15,541	41,622	28,449	(13,846)	71,766

Long term debt	337,704	206,698	12	(206,266)	338,148
Deferred tax liabilities, net	—	4,905	—	(4,905)	—
Other liabilities	2,620	127	—	—	2,747

Total liabilities	355,865	253,352	28,461	(225,017)	412,661

Minority interest	1,233	—	—	—	1,233
Commitments and contingencies
Stockholders’ equity:
Series E Special Stock	12	—	—	—	12
Common Stock	4,927	478	17,832	(18,310)	4,927
Treasury stock	(501)	—	—	—	(501)
Additional paid-in capital	157,866	190,449	70,382	(260,831)	157,866
Accumulated other comprehensive loss	(19,364)	(19,361)	(19,384)	38,745	(19,364)
Retained earnings (accumulated deficit)	(96,954)	164,636	13,024	(177,660)	(96,954)

Total stockholders’ equity	45,986	336,202	81,854	(418,056)	45,986

	$403,084	$589,554	$110,315	$(643,073)	$459,880

See accompanying unaudited note.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS
December 31, 2002
(In 000’s)

				Reclas-	Alliance
				sification	Gaming
			Non-	and	Corporation
		Guaranteeing	Guaranteeing	Elimina-	and
	Parent	Subsidiaries	Subsidiaries	tions	Subsidiaries

ASSETS
Current assets:
Cash and cash equivalents	$11,418	$24,635	$18,867	$—	$54,920
Short term investments (restricted)	—	845	—	—	845
Accounts and short-term notes receivable, net	10,114	65,137	46,456	(10,065)	111,642
Inventories, net	—	30,764	10,547	(232)	41,079
Deferred tax assets	16,490	11,097	19	—	27,606
Other current assets	446	12,805	1,104	—	14,355

Total current assets	38,468	145,283	76,993	(10,297)	250,447

Long-term notes receivable, net	153,659	84,823	334	(218,257)	20,559
Leased equipment, net	—	23,134	4,420	—	27,554
Property, plant and equipment, net	98	56,876	34,427	—	91,401
Excess of costs over net assets of acquired businesses, net	(4,706)	49,694	4,598	—	49,586
Intangible assets, net	7,981	29,928	102	—	38,011
Investment in subsidiaries	373,084	85,864	—	(458,948)	—
Deferred tax assets, net	12,489	—	802	(4,770)	8,521
Other assets, net	(160,889)	175,909	(10,200)	(45)	4,775

	$420,184	$651,511	$111,476	$(692,317)	$490,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$197	$12,959	$2,950	$—	$16,106
Accrued liabilities	5,947	29,207	13,347	(942)	47,559
Jackpot liabilities	—	8,675	123	—	8,798
Current maturities of long-term debt	3,395	1,538	9,186	(9,175)	4,944

Total current liabilities	9,539	52,379	25,606	(10,117)	77,407

Long term debt	336,299	219,861	6	(217,997)	338,169
Deferred tax liabilities, net	—	4,770	—	(4,770)	—
Other liabilities	2,620	932	—	—	3,552

Total liabilities	348,458	277,942	25,612	(232,884)	419,128

Minority interest	920	—	—	—	920
Commitments and contingencies
Stockholders’ equity:
Series E Special Stock	12	—	—	—	12
Common Stock	4,982	478	17,832	(18,310)	4,982
Treasury stock	(501)	—	—	—	(501)
Additional paid-in capital	161,641	190,449	70,418	(260,867)	161,641
Accumulated other comprehensive loss	(16,485)	(16,482)	(16,505)	32,987	(16,485)
Retained earnings (accumulated deficit)	(78,843)	199,124	14,119	(213,243)	(78,843)

Total stockholders’ equity	70,806	373,569	85,864	(459,433)	70,806

	$420,184	$651,511	$111,476	$(692,317)	$490,854

See accompanying unaudited note.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended December 31, 2001
(In 000’s)

					Alliance
					Gaming
			Non-		Corporation
		Guaranteeing	Guaranteeing	Elimina-	and
	Parent	Subsidiaries	Subsidiaries	tions	Subsidiaries

Revenues:
Gaming equipment and systems	$—	$48,911	$7,624	$(4,752)	$51,783
Wall machines and amusement games	—	—	25,462	—	25,462
Route operations	—	52,283	3,481	—	55,764
Casino operations	—	5,518	14,214	(2,125)	17,607

	—	106,712	50,781	(6,877)	150,616
Costs and expenses:
Cost of gaming equipment and systems	—	22,806	4,775	(4,737)	22,844
Cost of wall machines and amusement games	—	—	13,108	—	13,108
Cost of route operations	—	43,761	2,313	—	46,074
Cost of casino operations	—	2,784	5,082	—	7,866
Selling, general and administrative	2,826	16,139	12,376	(2,140)	29,201
Research and development costs	—	3,142	665	—	3,807
Depreciation and amortization	582	5,197	1,726	(189)	7,316

	3,408	93,829	40,045	(7,066)	130,216

Operating income (loss)	(3,408)	12,883	10,736	189	20,400
Earnings in consolidated subsidiaries	18,962	8,837	—	(27,799)	—
Other income (expense):
Interest income	3,061	1,479	242	(4,413)	369
Interest expense	(7,019)	(4,124)	(303)	4,413	(7,033)
Rainbow royalty	1,589	—	(1,589)	—	—
Minority interest	(405)	—	—	—	(405)
Other, net	(32)	(271)	(129)	—	(432)

Income before income taxes	12,748	18,804	8,957	(27,610)	12,899
Income tax provision	68	(31)	(120)	—	(83)

Net income	$12,816	$18,773	$8,837	$(27,610)	$12,816

See accompanying unaudited note.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended December 31, 2002
(In 000’s)

					Alliance
					Gaming
			Non-		Corporation
		Guaranteeing	Guaranteeing	Elimina-	and
	Parent	Subsidiaries	Subsidiaries	tions	Subsidiaries

Revenues:
Gaming equipment and systems	$—	$83,616	$12,304	$(9,293)	$86,627
Wall machines and amusement games	—	—	16,900	—	16,900
Route operations	—	49,727	3,594	—	53,321
Casino operations	—	5,800	13,186	(2,208)	16,778

	—	139,143	45,984	(11,501)	173,626
Costs and expenses:
Cost of gaming equipment and systems	—	39,835	9,076	(9,248)	39,663
Cost of wall machines and amusement games	—	—	9,809	—	9,809
Cost of route operations	—	42,295	2,387	—	44,682
Cost of casino operations	—	2,839	5,223	—	8,062
Selling, general and administrative	2,623	19,068	11,664	(2,231)	31,124
Research and development costs	—	4,159	1,753	—	5,912
Depreciation and amortization	542	7,324	1,055	—	8,921

	3,165	115,520	40,967	(11,479)	148,173

Operating income (loss)	(3,165)	23,623	5,017	(22)	25,453
Earnings in consolidated subsidiaries	21,821	3,168	—	(24,989)	—
Other income (expense):
Interest income	3,274	1,648	347	(4,817)	452
Interest expense	(6,501)	(4,678)	(204)	4,817	(6,566)
Rainbow royalty	1,458	—	(1,458)	—	—
Minority interest	(309)	—	—	—	(309)
Other, net	665	(1,282)	885	—	268

Income before income taxes	17,243	22,479	4,587	(25,011)	19,298
Income tax provision	(5,390)	(636)	(1,419)	—	(7,445)

Net income	$11,853	$21,843	$3,168	$(25,011)	$11,853

See accompanying unaudited note.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

Six Months Ended December 31, 2001
(In 000’s)

					Alliance
					Gaming
			Non-		Corporation
		Guaranteeing	Guaranteeing	Elimina-	and
	Parent	Subsidiaries	Subsidiaries	tions	Subsidiaries

Revenues:
Gaming equipment and systems	$—	$93,333	$12,051	$(8,286)	$97,098
Wall machines and amusement games	—	—	38,123	—	38,123
Route operations	—	102,554	7,010	—	109,564
Casino operations	—	11,033	28,976	(4,223)	35,786

	—	206,920	86,160	(12,509)	280,571
Costs and expenses:
Cost of gaming equipment and systems	—	43,126	7,525	(8,256)	42,395
Cost of wall machines and amusement games	—	—	20,613	—	20,613
Cost of route operations	—	85,872	4,600	—	90,472
Cost of casino operations	—	5,554	10,647	—	16,201
Selling, general and administrative	5,002	29,787	22,554	(4,253)	53,090
Research and development costs	—	6,212	1,287	—	7,499
Depreciation and amortization	1,104	10,905	3,410	(379)	15,040

	6,106	181,456	70,636	(12,888)	245,310

Operating income (loss)	(6,106)	25,464	15,524	379	35,261
Earnings in consolidated subsidiaries	31,195	11,070	—	(42,265)	—
Other income (expense):
Interest income	6,050	2,943	459	(8,688)	764
Interest expense	(14,643)	(8,064)	(661)	8,688	(14,680)
Rainbow royalty	3,235	—	(3,235)	—	—
Minority interest	(868)	—	—	—	(868)
Other, net	1,246	(552)	(706)	—	(12)

Income before income taxes	20,109	30,861	11,381	(41,886)	20,465
Income tax provision	135	(45)	(311)	—	(221)

Net income	$20,244	$30,816	$11,070	$(41,886)	$20,244

See accompanying unaudited note.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

Six Months Ended December 31, 2002
(In 000’s)

					Alliance
					Gaming
			Non-		Corporation
		Guaranteeing	Guaranteeing	Elimina-	and
	Parent	Subsidiaries	Subsidiaries	tions	Subsidiaries

Revenues:
Gaming equipment and systems	$—	$146,526	$18,005	$(14,365)	$150,166
Wall machines and amusement games	—	—	27,466	—	27,466
Route operations	—	100,874	7,284	—	108,158
Casino operations	—	11,512	27,431	(4,375)	34,568

	—	258,912	80,186	(18,740)	320,358
Costs and expenses:
Cost of gaming equipment and systems	—	67,638	12,587	(14,304)	65,921
Cost of wall machines and amusement games	—	—	15,979	—	15,979
Cost of route operations	—	85,546	4,856	—	90,402
Cost of casino operations	—	5,730	10,520	—	16,250
Selling, general and administrative	4,858	36,679	23,417	(4,414)	60,540
Research and development costs	—	7,342	3,330	—	10,672
Depreciation and amortization	1,086	14,114	1,720	—	16,920

	5,944	217,049	72,409	(18,718)	276,684

Operating income (loss)	(5,944)	41,863	7,777	(22)	43,674
Earnings in consolidated subsidiaries	37,406	4,035	—	(41,441)	—
Other income (expense):
Interest income	6,573	3,274	553	(9,667)	733
Interest expense	(13,119)	(9,300)	(450)	9,667	(13,202)
Rainbow royalty	3,044	—	(3,044)	—	—
Minority interest	(754)	—	—	—	(754)
Other, net	766	(1,349)	780	—	197

Income before income taxes	27,972	38,523	5,616	(41,463)	30,648
Income tax provision	(9,861)	(1,095)	(1,581)	—	(12,537)

Net income	$18,111	$37,428	$4,035	$(41,463)	$18,111

See accompanying unaudited note.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 2001
(In 000’s)

					Alliance
					Gaming
			Non-		Corporation
		Guaranteeing	Guaranteeing	Elimina-	and
	Parent	Subsidiaries	Subsidiaries	tions	Subsidiaries

Net cash provided by (used in) operating activities	$(5,333)	$17,055	$11,231	$(3,070)	$19,883

Cash flows from investing activities:
Additions to property, plant and equipment	(15)	(5,112)	(1,078)	—	(6,205)
Additions to leased gaming equipment	—	(8,248)	—	—	(8,248)
Additions to other long term assets	—	(1,976)	—	—	(1,976)
Acquisitions, net of cash acquired	—	(6,731)	—	—	(6,731)
Proceeds from disposal of property and equipment and other assets	—	15	27	—	42

Net cash used in investing activities	(15)	(22,052)	(1,051)	—	(23,118)

Cash flows from financing activities:
Reduction of long-term debt	(506)	(5)	(3,305)	3,070	(746)
Debt issuance costs	(651)	—	—	—	(651)
Proceeds from exercise of stock options	4,080	—	—	—	4,080
Dividends received (paid)	—	5,121	(5,121)	—	—

Net cash provided by (used in) financing activities	2,923	5,116	(8,426)	3,070	2,683

Effect of exchange rate changes on cash	—	—	154	—	154
Cash and cash equivalents:
Increase (decrease) for period	(2,425)	119	1,908	—	(398)
Balance, beginning of period	18,237	23,265	13,343	—	54,845

Balance, end of period	$15,812	$23,384	$15,251	$—	$54,447

See accompanying unaudited note.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 2002
(In 000’s)

					Alliance
					Gaming
			Non-		Corporation
		Guaranteeing	Guaranteeing	Elimina-	and
	Parent	Subsidiaries	Subsidiaries	tions	Subsidiaries

Net cash provided by (used in) operating activities	$3,458	$7,241	$11,750	$(4,114)	$18,335

Cash flows from investing activities:
Additions to property, plant and equipment	(3)	(6,041)	(2,731)	—	(8,775)
Additions to leased gaming equipment	—	(10,010)	—	—	(10,010)
Additions to other long term assets	—	(4,210)	(101)	—	(4,311)
Acquisitions, net of cash acquired	—	(3,038)	—	—	(3,038)
Proceeds from disposal of property and equipment and other assets	—	9	—	—	9

Net cash used in investing activities	(3)	(23,290)	(2,832)	—	(26,125)

Cash flows from financing activities:
Reduction of long-term debt	(1,950)	(618)	(3,772)	4,150	(2,190)
Proceeds from exercise of stock options	1,792	—	—	—	1,792
Dividends received (paid)	—	2,940	(2,940)	—	—
Other	—	—	36	(36)	—

Net cash provided by (used in) financing activities	(158)	2,322	(6,676)	4,114	(398)

Effect of exchange rate changes on cash	—	—	600	—	600
Cash and cash equivalents:
Increase (decrease) for period	3,297	(13,727)	2,842	—	(7,588)
Balance, beginning of period	8,121	38,362	16,025	—	62,508

Balance, end of period	$11,418	$24,635	$18,867	$—	$54,920

See accompanying unaudited note.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt and Revolving Credit Facility

Long-term debt and lines of credit at June 30, 2002, consisted of the following (in 000’s):

					Alliance
					Gaming
			Non-		Corporation
		Guaranteeing	Guaranteeing	Elimina-	and
	Parent	Subsidiaries	Subsidiaries	tions	Subsidiaries

Term loan facility	$189,525	$—	$—	$—	$189,525
10% Senior Subordinated Notes due 2007, net of unamortized discount	149,584	—	—	—	149,584
Other subordinated note	2,495	—	—	—	2,495
Intercompany notes payable	—	206,267	12,814	(219,081)	—
Other	—	510	150	—	660

	341,604	206,777	12,964	(219,081)	342,264
Less current maturities	3,900	79	12,952	(12,815)	4,116

Long-term debt, less current maturities	$337,704	$206,698	$12	$(206,266)	$338,148

Long-term debt and lines of credit at December 31, 2002, consisted of the following (in 000’s):

					Alliance
					Gaming
			Non-		Corporation
		Guaranteeing	Guaranteeing	Elimina-	and
	Parent	Subsidiaries	Subsidiaries	tions	Subsidiaries

Term loan facility	$188,575	$—	$—	$—	$188,575
10% Senior Subordinated Notes due 2007, net of unamortized discount	149,624	—	—	—	149,624
Other subordinated note	1,495	—	—	—	1,495
Intercompany notes payable	—	217,998	9,174	(227,172)	—
Other	—	3,401	18	—	3,419

	339,694	221,399	9,192	(227,172)	343,113
Less current maturities	3,395	1,538	9,186	(9,175)	4,944

Long-term debt, less current maturities	$336,299	$219,861	$6	$(217,997)	$338,169

ALLIANCE GAMING CORPORATION
FORM 10-Q

December 31, 2002

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources

As of December 31, 2002, the Company had $54.9 million in cash and cash equivalents, and $40.0 million in unborrowed availability on its revolving credit facility. In addition we had net working capital of approximately $173.0 million at December 31, 2002, virtually unchanged compared to the balance at June 30, 2002. The changes within working capital are more fully described in the cash flow section below. Consolidated cash and cash equivalents at December 31, 2002, includes approximately $21.7 million of cash which is utilized in Casino and Route Operations held in vaults, cages or change banks, as well as $8.8 million held in jackpot reserve accounts which we maintain to ensure availability of funds to pay wide-area progressive jackpot awards. We also maintain restricted investments to pay the annual installments for the long-term jackpots previously awarded, which totaled $0.8 million at December 30, 2002.

Management believes that cash flows from operating activities, cash and cash equivalents held and the up to $40.0 million revolving credit facility commitment will provide the Company with sufficient capital resources and liquidity. At December 31, 2002, we had no material commitments for capital expenditures.

Cash Flow

During the six months ended December 31, 2002, we generated $18.3 million of cash flows from operating activities, which was down compared to $19.9 million in the prior period. The current period operating cash flow included cash used by increases in both accounts and notes receivable of $32.0 million and inventories of $2.6 million, offset by increases in accrued liabilities and accounts payable of $6.5 million. The increase in accounts and notes receivable resulted from the increase in sales at the Bally Gaming and Systems business unit and the financing of two significant product sales to Native American casinos during the quarter ended December 31, 2002.

During the six months ended December 31, 2002, we used $26.1 million of cash in investing activities resulting from capital expenditures totaling $8.8 million, costs incurred to produce participation games totaling $10.0 million, and payments for gaming rights totaling $2.8 million.

During the six months ended December 31, 2002, cash flow from financing activities included $1.8 million of cash provided from the exercise of stock options, offset by principal payments on other long term debt totaling $2.2 million.

ALLIANCE GAMING CORPORATION
FORM 10-Q

December 31, 2002

Results of Operations:

General

The following tables set forth operating income for the Company’s four business units and the earnings before interest, taxes, depreciation and amortization (EBITDA) for the following periods (in 000’s):

	Three Months Ending December 31,		Six Months Ending December 31,
	2001	2002	2001	2002

Operating Income (Expense):
Bally Gaming and Systems	$10,009	$21,775	$19,939	$36,910
Wall Machines and Amusement Games	4,491	554	3,133	(1,261)
Route Operations	4,024	2,468	7,144	5,133
Casino Operations	5,284	3,821	11,151	8,836
Corporate Administrative Expenses	(3,408)	(3,165)	(6,106)	(5,944)

Total Operating Income	$20,400	$25,453	$35,261	$43,674

EBITDA by Business Unit:
Bally Gaming and Systems	$12,405	$25,552	$24,289	$43,951
Wall Machines and Amusement Games	5,782	1,049	5,693	(627)
Route Operations	6,596	5,783	13,236	11,758
Casino Operations	5,759	4,613	12,085	10,370
Corporate Administrative Expenses	(2,826)	(2,623)	(5,002)	(4,858)

EBITDA	$27,716	$34,374	$50,301	$60,594

We believe that the analysis of EBITDA is a useful adjunct to operating income, net income, cash flow and other GAAP measurement. However, this information should not be construed as an alternative to net income (loss) or any other GAAP measure of performance as an indicator of our performance or to GAAP-defined cash flows generated by (or used in) operating, investing and financing activities as an indicator of cash flows or a measure of liquidity. EBITDA may not be comparable to similarly titled measures reported by other companies.

We disclose EBITDA primarily because it is a common metric utilized by analysts for our industry and also because it is utilized in both our bank credit agreement and the Indenture of our Senior Subordinated Notes for purposes of computing various covenants.

ALLIANCE GAMING CORPORATION
FORM 10-Q

December 31, 2002

Bally Gaming and Systems

	Three Months Ending December 31,		Six Months Ending December 31,
	2001	2002	2001	2002

Revenues
Game sales	$26,935	$50,421	$47,883	$84,204
System sales	11,934	23,041	24,924	38,316
Gaming operations	12,914	13,165	24,291	27,646

Total revenues	51,783	86,627	97,098	150,166
Gross Margin
Game sales	10,043	21,621	20,427	37,546
System sales	9,110	17,106	18,666	29,039
Gaming operations	9,786	8,237	15,610	17,660

Total gross margin	28,939	46,964	54,703	84,245
Selling, general and administrative	13,392	16,254	24,202	31,161
Research and development costs	3,142	5,158	6,212	9,133
Depreciation and amortization	2,396	3,777	4,350	7,041

Operating income	$10,009	$21,775	$19,939	$36,910

Operating Statistics:
New Gaming Devices Sold	3,250	5,430	5,700	9,430
Game Monitoring Units Sold	8,500	8,900	17,580	15,030
WAP and daily-fee games
End of period installed base	3,700	3,930	3,700	3,930
Average installed base	3,580	3,900	3,480	3,800

Our Bally Gaming and Systems business unit reported an overall increase in revenues of 67% for the quarter and 55% for the year-to-date period. Bally game sales division reported an increase in revenues of 87% for the quarter and 76% for the year-to-date period. New units sold increased 66% during the quarter and 64% for the year-to-date period. The average new unit selling price (excluding OEM games) increased 26% for the quarter and 21% for the year-to-date period. Bally Systems reported an increase in revenues of 93% for the quarter and 54% for the year-to-date period. Bally Systems reported a 6% increase in sales of game monitoring units for the quarter, but a 14% decrease for the year-to-date period. For the current quarter and year-to-date period, Bally Systems experienced significantly higher average selling price per unit driven by the larger proportion of player tracking and promotion software revenues, as well as an increase in recurring hardware and software support revenues to $4.2 million, resulting from the larger base of installed units, which now stands at approximately 225,000. Gaming Operations reported an increase of 2% in revenues for the quarter and 14% for the year-to-date period, driven by the 9% increase in the average installed base of wide-area and daily-fee games units outstanding.

For the quarter ended December 31, 2002, the overall gross margin percentage for Bally Gaming and Systems decreased to 54% compared to 56% in the prior year quarter, resulting from the higher mix of game sales revenue which have lower margins compared to system and gaming operations. The year-to-date gross margin percentage remained constant at 56%.

The overall selling, general and administrative expenses increased 21% for the quarter and 29% for the year-to-date period, resulting from the additional headcount added with the acquisition of Casino Marketplace in October 2001 and Advanced Casino Systems Corporation in March 2002. Selling, general and administrative costs as a percentage of this business unit’s

ALLIANCE GAMING CORPORATION
FORM 10-Q

December 31, 2002

revenue declined to 21% in the current year-to-date period compared to 25% for the prior year-to-date period. Research and development costs increased 64% for the quarter and 47% for the year-to-date period, resulting from the increase in hardware and software engineers added during the current year. Total depreciation expense increased 58% for the quarter and 62% for the year-to-date period, driven by the increase in the installed base of wide-area progressive and daily fee games.

Wall Machines and Amusement Games

	Three Months Ending December 31,		Six Months Ending December 31,
	2001	2002	2001	2002

Revenues	$25,462	$16,900	$38,123	$27,466
Gross Margin	12,354	7,091	17,510	11,487
Selling, general and administrative	5,907	5,288	10,530	10,575
Research and development costs	665	754	1,287	1,539
Depreciation and amortization	1,291	495	2,560	634

Operating income (loss)	$4,491	$554	$3,133	$(1,261)

Operating Statistics:
Number of New Wall Machines Sold	3,960	1,770	5,810	2,470
Number of New Wall Machines Leased	1,630	1,380	2,610	2,320
Installed Base of Leased Machines	7,130	6,680	7,130	6,680

Wall Machines and Amusement Games reported a decrease in revenues of 34% for the quarter and 28% for the year-to-date period. For the quarter, the decrease in revenues was a result of a 55% decrease in new units sold, offset by a 34% increase in the average selling price and a 17% increase in revenues from leased games. For the year-to-date period, the decrease in revenues is a result of a 58% decrease in new units sold, offset by a 21% increase in the average selling price and a 19% increase in revenues from leased games. The prior year’s quarterly and year-to-date results reflect the positive impact of units that were sold to meet the deadline for the full implementation of the Euro currency. In general, the Wall Machine industry in Germany is currently experiencing a significant slowdown that is tied to the overall slowness in the German economy. The current quarter’s revenues included approximately 1,000 Sky games which were delivered in the September 2002 quarter but which had certain right of return privileges that did not expire until the December 2002 quarter, at which time revenue was recognized.

For the quarter ended December 31, 2002, the gross margin percentage for Wall Machines and Amusement Games decreased to 42% compared to 49% in the prior year quarter, resulting primarily from fixed manufacturing overhead costs being allocated over fewer units produced. The year to-date gross margin percentage decreased to 42% from 46% for the same reason.

The selling, general and administrative expenses decreased 10% for the quarter, which reflects the reduction in both permanent and temporary staff as a result of the workforce reductions put in place in light of the lower sales levels. Research and development costs increased 13% for the quarter and 20% for the year-to-date period as a result of the increase in new product development efforts. Total depreciation expense decreased 62% for the quarter and 75% for the year-to-date period, which reflects the fact that almost all of the long-lived assets were fully written off in June 2002.

ALLIANCE GAMING CORPORATION
FORM 10-Q

December 31, 2002

Route Operations

	Three Months Ending December 31,		Six Months Ending December 31,
	2001	2002	2001	2002

Revenues
Nevada	$52,283	$49,727	$102,554	$100,874
Louisiana	3,481	3,594	7,010	7,284

Total revenues	55,764	53,321	109,564	108,158
Gross Margin
Nevada	8,522	7,432	16,682	15,328
Louisiana	1,168	1,207	2,410	2,428

Total gross margin	9,690	8,639	19,092	17,756
Selling, general and administrative	3,094	2,856	5,856	5,998
Depreciation and amortization	2,572	3,315	6,092	6,625

Operating income	$4,024	$2,468	$7,144	$5,133

Operating Statistics:
Average Number of Gaming Devices
Nevada	8,380	8,130	8,275	8,235
Louisiana	680	711	665	711

Total Gaming Devices	9,060	8,841	8,940	8,946

Revenues from the Nevada route operations decreased 5% for the quarter and 2% for year-to-date period. This decrease was attributable to a decrease in the average net win per gaming machine per day of 2% to $65.85 from $67.25 and a 3% decrease in the weighted average number of gaming machines for the quarter. The revenue decrease for the year-to-date period is a result of a 2% decrease in the average net win per gaming machine per day to $65.50 from $66.80 and the weighted average number of games remained relatively flat. The Nevada route operations were adversely impacted during the quarter by the closure of the Raley’s supermarkets locations in Southern Nevada. Certain of these locations later re-opened as Food-4-Less stores, where we retained the gaming rights. Gamblers’ Bonus, a cardless players club and player tracking system continued to have a favorable impact on the net win per day. As of December 31, 2002, the Gamblers’ Bonus product was installed in over 4,140 gaming machines at approximately 415 locations statewide or 52% of the installed base of gaming machines. Revenues from route operations in Louisiana reported a slight increase of 3% for the quarter and 4% for year-to-date period. For the quarter the increase was primarily the result of a 5% increase in the number of gaming units deployed, offset by a slight decline in the net win per gaming machine per day of 2% to $54.65 from $55.50. For the year-to-date period the revenue increase resulted from a 7% increase in the number of gaming units deployed, offset by a 3% decline in the net win per gaming machine per day.

For the quarter and year-to-date ended December 31, 2002, the overall gross margin percentage for the Route Operations decreased slightly to 16% compared to 17% in the prior year. This decrease was a result of the decrease in revenues, with incremental increases in certain operating costs.

The overall selling, general and administrative expenses decreased 8% for the quarter and increased 2% for the year-to-date period. Selling, general and administrative costs as a percentage of revenue remained constant at 5% for the year-to-date period. Total depreciation expense increased 29% for the quarter and 9% for the year-to-date period, driven by the increase in gaming rights fees amortization and depreciation on a higher capital invested in the installed base of gaming devices.

ALLIANCE GAMING CORPORATION
FORM 10-Q

December 31, 2002

Casino Operations

	Three Months Ending December 31,		Six Months Ending December 31,
	2001	2002	2001	2002

Revenues
Rainbow Casino	$12,621	$11,600	$25,823	$24,267
Rail City Casino	4,986	5,178	9,963	10,301

Total revenues	17,607	16,778	35,786	34,568
Gross Margin
Rainbow Casino	7,539	6,377	15,176	13,747
Rail City Casino	2,202	2,339	4,409	4,571

Total gross margin	9,741	8,716	19,585	18,318
Selling, general and administrative	3,982	4,103	7,500	7,948
Depreciation and amortization	475	792	934	1,534

Operating income	$5,284	$3,821	$11,151	$8,836

Operating Statistics:
Average Number of Gaming Devices Rainbow Casino	970	904	940	930
Rail City Casino	530	546	520	545

Total Gaming Devices	1,500	1,450	1,460	1,475
Average Number of Table Games	24	24	24	24

Rainbow Casino reported a decrease in revenues of 8% for the quarter and 6% for the year-to-date period. The Rainbow Casino revenue decrease for the quarter was attributable to a 7% decrease in the average number of gaming machines, offset by a 1% increase in the slot machines net win per day to $135. The Vicksburg gaming market grew approximately 3% in the December 31, 2002, quarter compared to the prior year quarter. During the quarter Rainbow completed a number of significant remodeling projects including the addition of a deli and an entertainment lounge. The internal remodeling projects caused a significant amount of disruption to the casino operations in the current quarter. The external remodeling project, which began late in January and is expected to be completed early in the June quarter, is expected to be less disruptive to the casino operations. Rail City Casino reported an increase in revenues of 4% for the quarter and 3% for the year-to-date period. The revenue improvement at the Rail City Casino was attributable to a 2% increase in the average number of gaming machines and an increase in the average gaming machine net win per day of 2% to $83 for the quarter.

The cost of revenues for Casino Operations as a percentage of revenues, increased to 48% for the quarter and 47% for the year-to-date period. This increase was a result of the decrease in revenues, with incremental increases in certain operating costs. Cost of casino revenues includes gaming taxes, rental costs and direct labor including payroll taxes and benefits.

The overall selling, general and administrative expenses increased 3% for the quarter and 6% for the year-to-date period, as result of an increase in advertising and promotional expenses. Selling, general and administrative costs as a percentage of revenue increased to 23% compared to 21% for the year-to-date-period. Total depreciation expense increased 67% for the quarter and 64% for the year-to-date period as a result of the additional capital improvements made to the Rainbow Casino in the current year.

ALLIANCE GAMING CORPORATION
FORM 10-Q

December 31, 2002

Parent Company and other unallocated other income (expense)

	Three Months Ending December 31,		Six Months Ending December 31,
	2001	2002	2001	2002

General and administrative	$2,826	$2,623	$5,002	$4,858
Depreciation and amortization	582	542	1,104	1,086

Total Parent company expense	$3,408	$3,165	$6,106	$5,944

Other income (expense):
Interest income	$369	$452	$764	$733
Interest expense	(7,033)	(6,566)	(14,680)	(13,202)
Minority interest	(405)	(309)	(868)	(754)
Other, net	(432)	268	(12)	197

Total other income (expense)	$(7,501)	$(6,155)	$(14,796)	$(13,026)

Income tax provision	$(83)	$(7,445)	$(221)	$(12,537)

The general and administrative expenses decreased 7% for the quarter and 3% for the year-to-date period. Compared to the prior year periods, in the current year periods we are incurring higher director and officer and general liability insurance premiums, offset by lower accruals for certain elements of our incentive based compensations plan. Total depreciation expense decreased 7% for the quarter and 2% for the year-to-date period.

Interest expense (net of interest income) decreased 8% for the quarter and 10% for the year-to-date-period. The decrease is a result of a lower interest rate on our LIBOR-based bank credit facility.

The Company has significant deferred tax assets, which consist primarily of net operating loss carry forwards and other timing differences. Management conducts periodic recoverability assessments of these deferred tax assets, which includes evaluating both positive and negative evidential matter to determine if it is “more likely than not” that the deferred tax assets will be realizable. On June 30, 2002, management conducted a recoverability assessment and determined that $37 million in previously reserved deferred tax assets were realizable due to the Company’s profitable operating results in 2001 and 2002 and projected future taxable income. Until the fourth quarter of fiscal year 2002, management did not believe sufficient evidence existed that it was more likely than not that such profitable operating results would allow such deferred tax assets to be realized.

Beginning July 1, 2002, the Company began recognizing Federal income tax expense based on 35% of pre-tax domestic income and state income taxes at a rate of approximately 2% of domestic income. For the prior year quarter ended December 31, 2001, substantially all of the Company’s taxable income was offset against Federal net operating loss carry forwards, which reduced the Company’s tax expense for the quarter ended December 31, 2001 from approximately $4.6 million to approximately $83,000.

ALLIANCE GAMING CORPORATION
FORM 10-Q

December 31, 2002

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

December 31, 2002

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

Market risks

During the normal course of our business, we are routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest and currency rate movements, collectibility of accounts and notes receivable, and recoverability of residual values on leased assets. We continually assess these risks and have established policies and practices designed to protect against the adverse effects of these and other potential exposures. Although we do not anticipate any material losses in these risk areas, no assurances can be made that material losses will not be incurred in these areas in the future.

We have performed a sensitivity analysis of our financial instruments, which consist of our cash and cash equivalents and debt. We have no derivative financial instruments. In performing the sensitivity analysis, we define risk of loss as the hypothetical impact on earnings of changes in the market interest rates or currency exchange rates.

The results of the sensitivity analysis at December 31, 2002, are as follows:

Interest Rate Risk:

We had total debt as of December 31, 2002, of $343.1 million, of which $190.0 million are Term Loans with interest rates tied to LIBOR. These Term Loans are broken into individual loans with varying terms from one to six months. The interest rate for each loan is set on the borrowing date and is effective for the term outstanding. If the LIBOR rates were to increase or decrease by 100 basis points, with all other factors remaining constant, earnings would decrease or increase by approximately $0.5 million on a pre-tax basis.

Foreign Currency Exchange Rate Risk:

Our German subsidiaries currently utilize the euro as our functional currency. Prior to January 2002, the German deutschemark was used. A 10% fluctuation in the exchange rate against the U.S. dollar would result in an immaterial corresponding change in earnings reported in the consolidated group. Such a change in the euro would result in a charge to accumulated other comprehensive income (loss), which is a component of stockholder’s equity, of approximately $3.9 million, all other factors remaining constant.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures. Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Sr. Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President and Chief

ALLIANCE GAMING CORPORATION
FORM 10-Q

December 31, 2002

Executive Officer and the Company’s Sr. Vice President, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

On December 3, 2002, the Company held its annual shareholders meeting at which the shareholders were asked to vote on the election of three directors and the approval of the Company’s Amended 2001 Long Term Incentive Plan (the “2001 Plan”). Of the 49,162,770 shares of common stock outstanding, 36,932,014 shares were voted for and 4,918,105 withheld from Mr. Kevin Verner; 27,868,674 shares were voted for and 13,981,445 withheld from Mr. Joel Kirschbaum; and 29,448,618 shares were voted for and 12,401,501 withheld from Mr. Anthony DiCesare; and 39,501,694 shares were voted for and 2,068,046 shares against the approval of amendment to the 2001 Plan to increase the number of shares of the Common Stock issuable thereunder by 2,000,000 shares. Additionally, the shareholders ratified the Board of Director’s appointment of Deloitte & Touche LLP to act as independent public accountants of the Company for the fiscal year ending June 30, 2003.

ITEM 6. Exhibits and Reports on Form 8-K

a.	Exhibits – None

b.	Reports on Form 8-K – None

c.	Exhibits

c.	99.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

ALLIANCE GAMING CORPORATION
FORM 10-Q

December 31, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

ALLIANCE GAMING CORPORATION                                                                                                                  February 12, 2003
(Registrant)

By	/s/ Robert L. Miodunski

President and Chief Executive Officer (Principal Executive Officer)

By	/s/ Robert L. Saxton

Sr. Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

ALLIANCE GAMING CORPORATION
FORM 10-Q

December 31, 2002

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

Date: February 12, 2003

/s/	Robert L. Miodunski Robert L. Miodunski Director, President and Chief Executive Officer

ALLIANCE GAMING CORPORATION
FORM 10-Q

December 31, 2002

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

Date: February 12, 2003

/s/	Robert L. Saxton Robert L. Saxton Sr. Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)