Form 10-Q
period 2003-03-31
ALLIANCE GAMING CORP
filed 2003-05-14
CIK 2491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [  ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [  ] No

The number of shares of Common Stock, $0.10 par value, outstanding as of April 28, 2003, according to the records of the registrant’s registrar and transfer agent was 49,352,000.

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
SIGNATURES
CERTIFICATIONS
EXHIBIT 99.1

ALLIANCE GAMING CORPORATION
FORM 10-Q

For the quarter Ended March 31, 2003

I N D E X

Page

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
Unaudited Condensed Consolidated Balance Sheets as of June 30, 2002 and March 31, 2003	3
Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and 2003	4
Unaudited Condensed Consolidated Statements of Operations for the nine months ended March 31, 2002 and 2003	5
Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended March 31, 2003	6
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2002 and 2003	7
Notes to Unaudited Condensed Consolidated Financial Statements	8-23
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-31
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Disclosure Controls and Procedures	32
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	33
Item 6. Exhibits and Reports on Form 8-K	33
SIGNATURES	34
CERTIFICATIONS	35-37

PART 1
ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In 000s, except share data)

	June 30,	March 31,
	2002	2003

ASSETS
Current assets:
Cash and cash equivalents	$62,508	$65,847
Short-term investments (restricted)	896	854
Accounts and short-term notes receivable, net of allowance for doubtful accounts of $15,695 and $14,474	96,832	123,190
Inventories, net of reserves of $7,814 and $6,450	42,997	42,965
Deferred tax assets, net	27,605	27,606
Other current assets	13,975	15,230

Total current assets	244,813	275,692

Long-term notes receivable, net of allowance for doubtful accounts of $456 and $450	2,389	17,506
Leased equipment, net of accumulated depreciation of $9,931 and $16,153	19,560	30,396
Property, plant and equipment, net of accumulated depreciation and amortization of $63,313 and $74,720	90,314	91,411
Goodwill, net of accumulated amortization of $6,517 and $6,582	47,713	53,584
Intangible assets, net of accumulated amortization of $25,148 and $30,022	32,512	41,639
Deferred tax assets, net	18,240	3,416
Other assets, net of reserves of $1,818 and $1,818	4,339	4,057

Total assets	$459,880	$517,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,894	$23,964
Accrued liabilities	45,841	44,335
Jackpot liabilities	5,915	8,301
Current maturities of long-term debt	4,116	4,425

Total current liabilities	71,766	81,025

Long-term debt, net	338,148	345,908
Other liabilities	2,747	3,575

Total liabilities	412,661	430,508

Minority interest	1,233	1,424
Commitments and contingencies
Stockholders’ equity:
Special Stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 120 shares and 115 shares issued and outstanding	12	12
Common Stock, $.10 par value; 100,000,000 shares authorized; 49,227,000 and 49,821,000 shares issued	4,927	4,985
Treasury stock at cost, 513,000 shares	(501)	(501)
Additional paid-in capital	157,866	161,922
Accumulated other comprehensive income (loss)	(19,364)	(14,586)
Accumulated deficit	(96,954)	(66,063)

Total stockholders’ equity	45,986	85,769

Total liabilities and stockholders’ equity	$459,880	$517,701

See notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In 000s, except per share data)

	Three Months Ended March 31,
	2002	2003

Revenues:
Gaming equipment and systems	$57,729	$82,341
Wall machines and amusement games	20,531	18,974
Route operations	57,781	54,783
Casino operations	19,001	19,357

	155,042	175,455

Costs and expenses:
Cost of gaming equipment and systems	24,279	34,249
Cost of wall machines and amusement games	9,608	9,427
Cost of route operations	47,270	45,806
Cost of casino operations	8,104	8,356
Selling, general and administrative	28,779	35,356
Research and development costs	4,227	6,513
Depreciation and amortization	8,070	10,470

	130,337	150,177

Operating income	24,705	25,278
Other income (expense):
Interest income	282	293
Interest expense	(6,820)	(6,272)
Minority interest	(609)	(729)
Other, net	(757)	(217)

Income before income taxes	16,801	18,353
Income tax provision	(902)	(5,573)

Net income	$15,899	$12,780

Basic earnings per share	$0.33	$0.26

Diluted earnings per share	$0.32	$0.25

Weighted average common shares outstanding	48,118	49,294

Weighted average common and common share equivalents outstanding	49,570	50,162

See notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In 000s, except per share data)

	Nine Months Ended March 31,
	2002	2003

Revenues:
Gaming equipment and systems	$154,827	$232,507
Wall machines and amusement games	58,654	46,440
Route operations	167,345	162,941
Casino operations	54,787	53,925

	435,613	495,813

Costs and expenses:
Cost of gaming equipment and systems	66,674	100,170
Cost of wall machines and amusement games	30,221	25,406
Cost of route operations	137,742	136,208
Cost of casino operations	24,305	24,606
Selling, general and administrative	81,869	95,896
Research and development costs	11,726	17,185
Depreciation and amortization	23,110	27,390

	375,647	426,861

Operating income	59,966	68,952
Other income (expense):
Interest income	1,046	1,026
Interest expense	(21,500)	(19,474)
Minority interest	(1,477)	(1,483)
Other, net	(769)	(20)

Income before income taxes	37,266	49,001
Income tax provision	(1,123)	(18,110)

Net income	$36,143	$30,891

Basic earnings per share	$0.80	$0.64

Diluted earnings per share	$0.77	$0.62

Weighted average common shares outstanding	45,060	48,567

Weighted average common and common share equivalents outstanding	46,904	49,581

See notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended March 31, 2003
(In 000s)

						Accumulated		Total
	Common Stock				Additional	Other		Stock-
			Series E	Treasury	Paid-in	Comprehensive	Accum.	holders’
	Shares	Dollars	Special Stock	Stock	Capital	Losses	Deficit	Equity

Balances at June 30, 2002	49,227	$4,927	$12	$(501)	$157,866	$(19,364)	$(96,954)	$45,986
Net income	—	—	—	—	—	—	30,891	30,891
Foreign currency translation adjustment	—	—	—	—	—	4,778	—	4,778

Total comprehensive income								35,669
Shares issued upon exercise of options	594	58	—	—	1,903	—	—	1,961
Tax benefit of employee stock option exercises	—	—	—	—	2,153	—	—	2,153

Balances at March 31, 2003	49,821	$4,985	$12	$(501)	$161,922	$(14,586)	$(66,063)	$85,769

See notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In 000s)

	Nine Months Ended March 31,
	2002	2003

Cash flows from operating activities:
Net income	$36,143	$30,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,110	27,390
Provision for losses on receivables	3,266	2,157
Deferred income taxes	(215)	14,823
Other	684	222
Net change in operating assets and liabilities:
Accounts and notes receivable	(12,393)	(39,528)
Inventories	(18,469)	(7,192)
Other current assets	693	2,457
Accounts payable	(3,328)	10,171
Accrued liabilities	701	(176)

Net cash provided by operating activities	30,192	41,215

Cash flows from investing activities:
Additions to property, plant and equipment	(12,218)	(13,472)
Additions to leased gaming equipment	(12,498)	(14,794)
Additions to other long-term assets	(4,301)	(5,842)
Acquisitions, net of cash acquired	(15,333)	(3,038)

Net cash used in investing activities	(44,350)	(37,146)

Cash flows from financing activities:
Reduction of long-term debt	(1,376)	(3,596)
Capitalized debt issuance costs	(660)	—
Net increase (decrease) in revolving credit facility	—	—
Proceeds from exercise of stock options and warrants	6,529	1,961

Net cash provided by (used in) financing activities	4,493	(1,635)

Effect of exchange rate changes on cash	2,914	905
Cash and cash equivalents:
Increase (decrease) for period	(6,751)	3,339
Balance, beginning of period	54,845	62,508

Balance, end of period	$48,094	$65,847

See notes to unaudited condensed consolidated financial statements

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2002 and 2003

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

The Company, through a wholly-owned subsidiary, is the general partner of Rainbow Casino Vicksburg Partnership, L.P. (“RCVP”), the limited partnership that operates the Rainbow Casino. The limited partner, Rainbow Corporation, an independent third party, is entitled to receive 10% of the net available cash flows after debt service and other items, as defined (which amount increases to 20% of such amount for the proportional revenues above $35.0 million) each year through December 31, 2010. The Company holds the remaining economic interest in the partnership and consolidates the partnership with minority interest being reflected for the portion not owned.

On November 13, 2002, the Company announced the acquisition of Casino Management System Software Company (CMS), a leading supplier of software solutions focusing on player database management, player tracking and casino promotions. The $6.5 million purchase, consisting of cash and a two-year note, was accounted for pursuant to the provisions of Statement of Financial Accounting Standards No.141 “Business Combinations” (SFAS No. 141). Certain pro forma disclosures for the CMS acquisition normally required under SFAS No. 141 have been omitted, as this acquisition did not exceed the materiality provisions contained therein. The allocation of the purchase price to the assets and liabilities acquired will be completed prior to June 30, 2003.

Revenue recognition

Revenue from sales of gaming machines and amusement games is generally recognized at the time products are shipped and title has passed to the customer. The Company sells gaming equipment on normal credit terms (generally 2%, net 30) and also offers financing to qualified customers for periods generally between 6 and 48 months.

Revenue from sales of computerized monitoring systems is recognized in accordance with the AICPA’s Statement of Position 97-2 (SOP 97-2) “Software Revenue Recognition.” In accordance with the provisions of SOP 97-2, the contracts for the sales of computerized monitoring units are considered to have “multiple elements” because they include hardware, software, installation supervision, training, and post-contract customer support. Accordingly, revenues from the sale of systems are deferred and begin to be recognized at the point when the system is deemed to be functionally operational, and the residual method is used to recognize revenue for the remaining elements as they are delivered, each having vendor-specific objective evidence of relative sales values. Post-contract customer support revenues are recognized over the period of the support agreement (generally one year).

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2002 and 2003

Our Bally Gaming and Systems business unit earns revenues from recurring revenue sources that consist of the operations of the wide-area progressive jackpot systems and revenues from gaming machines placed in a casino on a daily lease or rental basis. Revenue from these sources is recognized based on the contractual terms of the participation or rental agreements and is generally based on a share of money wagered, a share of the net winnings, or on a fixed daily rental rate basis.

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

Inventories, net of reserves, consist of the following (in 000s):

	June 30,	March 31,
	2002	2003

Raw materials	$17,158	$17,557
Work-in-process	936	4,014
Finished goods	24,903	21,394

Total inventories	$42,997	$42,965

3.	DEBT

Long-term debt consists of the following (in 000s):

	June 30,	March 31,
	2002	2003

Term loan facility	$189,525	$188,100
10% Senior Subordinated Notes due 2007, net of unamortized discount of $416 and $357	149,584	149,643
Other subordinated debt	2,495	995
Other	660	11,595

	342,264	350,333
Less current maturities	4,116	4,425

Long-term debt, less current maturities	$338,148	$345,908

The Company’s debt structure consists primarily of a $190.0 million term loan facility and a $24.3 million revolving credit facility (which can be increased by $15 million at the Company’s discretion) (collectively referred to herein as the “bank facility”) and $150 million Senior Subordinated Notes. The term loan has an interest rate of LIBOR plus 3.25% (or 4.7% as of March 31, 2003), has a 1% per year mandatory principal amortization, and matures on December 31, 2006. The revolving credit facility commitment decreases ratably over its 5-year commitment, which ends on June 30, 2005. As of March 31, 2003, there were no borrowings outstanding on the revolving credit facility. The bank facility contains certain customary financial and operational covenants.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2002 and 2003

The bank facility is collateralized by substantially all domestic property and is guaranteed by each domestic subsidiary of the U.S. Borrower and German Subsidiaries (both as defined in the credit agreement), other than the entity that holds the Company’s interest in its Louisiana and Mississippi operations, and is secured by both a U.S. and German Pledge Agreement (both as defined). The bank facility contains a number of maintenance covenants and other significant covenants that, among other things, restrict the ability of the Company and the ability of certain of its subsidiaries to dispose of assets, incur additional indebtedness, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of the Company’s subsidiaries, engage in mergers or acquisitions, or engage in certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities. As of March 31, 2003, we are in compliance with these covenants.

The Senior Subordinated Notes bear interest at 10%, are due in 2007, and are general unsecured obligations of the Company, ranking subordinate in right of payment to all Senior Debt (as defined) of the Company, including indebtedness under the bank facility. The Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several senior subordinated basis by all existing and future domestic Restricted Subsidiaries of the Company, subject to certain exceptions including the partially-owned entities through which its Mississippi casino and Louisiana route operations are conducted. The Subsidiary Guarantees are general unsecured obligations of the Guarantors, ranking subordinate in right of payment to all Senior Debt of the Guarantors. The Company will be able to designate other current or future subsidiaries as Unrestricted Subsidiaries under certain circumstances. Unrestricted Subsidiaries will not be required to issue a Subsidiary Guarantee and will not be subject to many of the restrictive covenants set forth in the Indenture pursuant to which the Senior Subordinated Notes were issued. The Indenture for the Company’s Senior Subordinated Notes contains various covenants, including limitations on incurrence of additional indebtedness, on restricted payments and on dividend and payment restrictions on subsidiaries. The Senior Subordinated Notes may be redeemed beginning in August 2002 at 105%, which decreases ratably over the remaining term. Upon the occurrence of a Change of Control (as defined), the holders of the Senior Subordinated Notes will have the right to require the Company to purchase their notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase. As of March 31, 2003, we are also in compliance with the covenants contained in the Indenture for the Senior Subordinated Notes.

4.	INCOME TAXES

The Company has significant deferred tax assets, which consist primarily of net operating loss carry forwards and other temporary differences. Management conducts periodic recoverability assessments of these deferred tax assets, which includes evaluating both positive and negative evidential matter to determine if it is “more likely than not” that the deferred tax assets will be realizable. On June 30, 2002, management conducted a recoverability assessment and determined that $37 million in previously reserved deferred tax assets were realizable due to the Company’s profitable operating results in 2001 and 2002 and projected future taxable income. Until the fourth quarter of fiscal year 2002, management did not believe sufficient evidence existed that it was “more likely than not” that such profitable operating results would allow such deferred tax assets to be realized.

Beginning July 1, 2002, the Company began recognizing Federal income tax expense based on 35% of pre-tax domestic income and state income taxes at a rate of approximately 2% of domestic income. The income generated in Germany was offset against German NOLs. For the prior year quarter ended March 31, 2002, substantially all of the Company’s taxable income was offset against Federal net operating loss carry forwards, which reduced the Company’s tax expense for the quarter ended March 31, 2002, from approximately $5.7 million to approximately $902,000.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2002 and 2003

5.	STOCK-BASED COMPENSATION

The Company accounts for its stock-based employee compensation awards in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, because the exercise price of the Company’s employee stock options equals or exceeds the market price on date of grant, no compensation expense is recognized.

In 1998, the Company adopted FASB No. 123 “Accounting for Stock-Based Compensation” (“FASB No. 123”). Under FASB No. 123 companies may continue to account for employee stock-based compensation under APB 25, but are required to disclose historical and pro forma net income and earnings per share that would have resulted from the use of the fair value method described in FASB No. 123. In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. This Statement amends FASB Statement No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 and APB Opinion No. 28 “Interim Financial Reporting” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Under fair value method, compensation costs are measured using an options pricing model and amortized over the life of the option, which is generally three to ten years, with option forfeitures accounted for at the time of the forfeiture, and all amounts reflected net of tax. The historical and pro forma net income (assuming an after-tax charge for stock-based compensation) and related per share data are as follows (in 000s, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2002	2003	2002	2003

Net Income:
As reported	$15,899	$12,780	$36,143	$30,891
Stock-based compensation under FASB No. 123	753	308	2,259	2,570

Pro forma	$15,146	$12,472	$33,884	$28,321

Earnings per diluted share:
Diluted	$0.32	$0.25	$0.77	$0.62
Pro forma diluted	$0.31	$0.25	$0.72	$0.57

On the date of grant using the Black-Scholes option-pricing model the following assumptions were used to value the options in the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2002	2003	2002	2003

Per share weighted-average fair value of stock options granted	$5.72	$2.31	$5.72	$2.69
Risk-free interest rate	3.5%	3.5%	3.5%	3.5%
Expected volatility	0.70	0.28	0.70	0.28
Expected dividend yield	0	0	0	0
Expected life	3-10 years	3-10 years	3-10 years	3-10 years

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2002 and 2003

6.	EARNINGS PER SHARE

The computation of basic and diluted earnings per share is as follows (in 000s except per share amounts):

	Three months ended		Nine months ended
	March 31,		March 31,
	2002	2003	2002	2003

Net income	$15,899	$12,780	$36,143	$30,891
Weighted average common shares outstanding	48,118	49,294	45,060	48,567
Effect of stock options outstanding	1,448	866	1,326	1,012
Effect of warrants outstanding	2	—	516	—
Effect of Series E Special Stock	2	2	2	2

Weighted average common and potential dilutive shares outstanding	49,570	50,162	46,904	49,581
Basic earnings per share	$0.33	$0.26	$0.80	$0.64

Diluted earnings per share	$0.32	$0.25	$0.77	$0.62

Stock options outstanding that were potentially convertible into approximately 700,000 common shares as of March 31, 2003, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares during the period.

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

The tables below present information as to the Company’s revenues, intersegment revenues and operating income (in 000s):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2002	2003	2002	2003

Revenues:
Gaming equipment and systems	$57,729	$82,341	$154,827	$232,507
Wall machines and amusement games	20,531	18,974	58,654	46,440
Route operations	57,781	54,783	167,345	162,941
Casino operations	19,001	19,357	54,787	53,925

Total revenues	$155,042	$175,455	$435,613	$495,813

Intersegment revenues:
Gaming equipment and systems	$613	$272	$1,679	$2,538
Wall machines and amusement games	—	—	—	—
Route operations	—	—	—	—
Casino operations	—	—	—	—

Total intersegment revenues	$613	$272	$1,679	$2,538

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2002 and 2003

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2002	2003	2002	2003

Operating income:
Gaming equipment and systems	$13,638	$19,056	$33,577	$55,966
Wall machines and amusement games	3,207	1,975	6,340	714
Route operations	4,648	1,563	11,792	6,696
Casino operations	6,435	6,180	17,586	15,016
Corporate	(3,223)	(3,496)	(9,329)	(9,440)

Total operating income	$24,705	$25,278	$59,966	$68,952

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

The table below presents information as to the Company’s revenues and operating income by geographic region (in 000s):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2002	2003	2002	2003

Revenues:
United States	$129,438	$145,455	$359,865	$420,381
Germany	24,410	26,283	69,267	68,166
Other foreign	1,194	3,717	6,481	7,266

Total revenues	$155,042	$175,455	$435,613	495,813

Operating income:
United States	$20,491	$22,489	$49,854	$65,839
Germany	3,965	2,510	8,397	2,816
Other foreign	249	279	1,715	297

Total operating income	$24,705	$25,278	$59,966	$68,952

8.	SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information is related to the unaudited condensed consolidated statements of cash flows (in 000s).

	Nine months ended March 31,
	2002	2003

Interest expense paid	$23,922	$23,126
Income taxes paid	605	1,643
Non-cash transactions:
Reclassify inventory to property, plant and equipment	$4,649	$7,887
(Favorable) unfavorable translation rate adjustment	1,429	(3,873)
Notes payable issued in acquisitions	4,000	11,606

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2002 and 2003

9.	UNAUDITED CONSOLIDATING FINANCIAL STATEMENTS

The following unaudited condensed consolidating financial statements are presented to provide certain financial information regarding guaranteeing and non-guaranteeing subsidiaries in relation to the Company’s Senior Subordinated Notes (see note 3). The financial information presented includes Alliance Gaming Corporation (the “Parent”), its wholly-owned guaranteeing subsidiaries (“Guaranteeing Subsidiaries”), and the non-guaranteeing subsidiaries, Video Services, Inc., United Gaming Rainbow, BGI Australia Pty. Limited, Bally Gaming de Puerto Rico, Inc., Bally Gaming GmbH, and Alliance Automaten GmbH & Co. KG (the subsidiary that holds the Company’s German interests) (together the “Non-Guaranteeing Subsidiaries”). The notes to consolidating financial statements should be read in conjunction with these consolidating financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS
June 30, 2002
(In 000s)

				Reclas-	Alliance
				sifications	Gaming
			Non-	and	Corporation
		Guaranteeing	Guaranteeing	Elimina-	and
	Parent	Subsidiaries	Subsidiaries	tions	Subsidiaries

ASSETS
Current assets:
Cash and cash equivalents	$8,121	$38,362	$16,025	$—	$62,508
Short-term investments (restricted)	—	896	—	—	896
Accounts and short-term notes receivable, net	13,860	52,838	43,956	(13,822)	96,832
Inventories, net	—	28,469	14,738	(210)	42,997
Deferred tax assets, net	16,489	11,097	19	—	27,605
Other current assets	260	12,307	1,408	—	13,975

Total current assets	38,730	143,969	76,146	(14,032)	244,813
Long-term notes receivable, net	147,595	60,912	408	(206,526)	2,389
Leased equipment, net	—	19,560	—	—	19,560
Property, plant and equipment, net	129	57,368	32,817	—	90,314
Goodwill, net	(4,842)	48,232	4,323	—	47,713
Intangible assets, net	9,033	23,478	1	—	32,512
Investment in subsidiaries	335,739	81,855	—	(417,594)	—
Deferred tax assets, net	22,394	—	751	(4,905)	18,240
Other assets, net	(145,694)	154,180	(4,131)	(16)	4,339

	$403,084	$589,554	$110,315	$(643,073)	$459,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$135	$13,398	$2,361	$—	$15,894
Accrued liabilities	11,506	22,333	13,033	(1,031)	45,841
Jackpot liabilities	—	5,812	103	—	5,915
Current maturities of long-term debt	3,900	79	12,952	(12,815)	4,116

Total current liabilities	15,541	41,622	28,449	(13,846)	71,766

Long term debt, net	337,704	206,698	12	(206,266)	338,148
Deferred tax liabilities, net	—	4,905	—	(4,905)	—
Other liabilities	2,620	127	—	—	2,747

Total liabilities	355,865	253,352	28,461	(225,017)	412,661

Minority interest	1,233	—	—	—	1,233
Commitments and contingencies
Stockholders’ equity:
Series E Special Stock	12	—	—	—	12
Common Stock	4,927	478	17,832	(18,310)	4,927
Treasury stock	(501)	—	—	—	(501)
Additional paid-in capital	157,866	190,449	70,382	(260,831)	157,866
Accum. other comprehensive income (loss)	(19,364)	(19,361)	(19,384)	38,745	(19,364)
Retained earnings (accumulated deficit)	(96,954)	164,636	13,024	(177,660)	(96,954)

Total stockholders’ equity	45,986	336,202	81,854	(418,056)	45,986

	$403,084	$589,554	$110,315	$(643,073)	$459,880

See accompanying unaudited note.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS
March 31, 2003
(In 000s)

				Reclas-	Alliance
				sifications	Gaming
			Non-	and	Corporation
		Guaranteeing	Guaranteeing	Elimina-	and
	Parent	Subsidiaries	Subsidiaries	tions	Subsidiaries

ASSETS
Current assets:
Cash and cash equivalents	$13,808	$34,150	$17,889	$—	$65,847
Short term investments (restricted)	—	854	—	—	854
Accounts and short-term notes receivable, net	8,801	71,713	51,474	(8,798)	123,190
Inventories, net	—	31,116	11,945	(96)	42,965
Deferred tax assets	16,490	11,097	19	—	27,606
Other current assets	506	13,465	1,259	—	15,230

Total current assets	39,605	162,395	82,586	(8,894)	275,692

Long-term notes receivable, net	156,691	83,634	199	(223,018)	17,506
Leased equipment, net	—	23,332	7,064	—	30,396
Property, plant and equipment, net	83	55,366	35,962	—	91,411
Goodwill, net	(4,706)	53,509	4,781	—	53,584
Intangible assets, net	7,635	33,892	112	—	41,639
Investment in subsidiaries	396,577	91,932	—	(488,509)	—
Deferred tax assets, net	7,354	—	832	(4,770)	3,416
Other assets, net	(170,958)	190,083	(15,058)	(10)	4,057

	$432,281	$694,143	$116,478	$(725,201)	$517,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$552	$21,096	$2,316	$—	$23,964
Accrued liabilities	3,174	27,890	14,729	(1,458)	44,335
Jackpot liabilities	—	8,173	128	—	8,301
Current maturities of long-term debt	2,895	1,519	7,370	(7,359)	4,425

Total current liabilities	6,621	58,678	24,543	(8,817)	81,025

Long term debt, net	335,843	232,820	3	(222,758)	345,908
Deferred tax liabilities, net	—	4,770	—	(4,770)	—
Other liabilities	2,624	951	—	—	3,575

Total liabilities	345,088	297,219	24,546	(236,345)	430,508

Minority interest	1,424	—	—	—	1,424
Commitments and contingencies
Stockholders’ equity:
Series E Special Stock	12	—	—	—	12
Common Stock	4,985	478	17,832	(18,310)	4,985
Treasury stock	(501)	—	—	—	(501)
Additional paid-in capital	161,922	190,449	70,418	(260,867)	161,922
Accum. other comprehensive income (loss)	(14,586)	(14,583)	(14,606)	29,189	(14,586)
Retained earnings (accumulated deficit)	(66,063)	220,580	18,288	(238,868)	(66,063)

Total stockholders’ equity	85,769	396,924	91,932	(488,856)	85,769

	$432,281	$694,143	$116,478	$(725,201)	$517,701

See accompanying unaudited note.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2002
(In 000s)

					Alliance
					Gaming
			Non-		Corporation
		Guaranteeing	Guaranteeing	Elimina-	and
	Parent	Subsidiaries	Subsidiaries	tions	Subsidiaries

Revenues:
Gaming equipment and systems	$—	$56,155	$5,088	$(3,514)	$57,729
Wall machines and amusement games	—	—	20,531	—	20,531
Route operations	—	53,581	4,200	—	57,781
Casino operations	—	5,714	15,637	(2,350)	19,001

	—	115,450	45,456	(5,864)	155,042
Costs and expenses:
Cost of gaming equipment and systems	—	24,907	2,871	(3,499)	24,279
Cost of wall machines and amusement games	—	—	9,608	—	9,608
Cost of route operations	—	44,550	2,720	—	47,270
Cost of casino operations	—	2,843	5,261	—	8,104
Selling, general and administrative	2,674	15,947	12,523	(2,365)	28,779
Research and development costs	—	3,588	639	—	4,227
Depreciation and amortization	549	5,968	1,743	(190)	8,070

	3,223	97,803	35,365	(6,054)	130,337

Operating income (loss)	(3,223)	17,647	10,091	190	24,705
Earnings in consolidated subsidiaries	21,669	7,119	—	(28,788)	—
Other income (expense):
Interest income	3,084	1,439	191	(4,432)	282
Interest expense	(6,802)	(4,154)	(296)	4,432	(6,820)
Rainbow royalty	1,739	—	(1,739)	—	—
Minority interest	(609)	—	—	—	(609)
Other, net	(155)	(239)	(363)	—	(757)

Income before income taxes	15,703	21,812	7,884	(28,598)	16,801
Income tax provision	196	(333)	(765)	—	(902)

Net income	$15,899	$21,479	$7,119	$(28,598)	$15,899

See accompanying unaudited note.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2003
(In 000s)

					Alliance
					Gaming
			Non-		Corporation
		Guaranteeing	Guaranteeing	Elimina-	and
	Parent	Subsidiaries	Subsidiaries	tions	Subsidiaries

Revenues:
Gaming equipment and systems	$—	$80,227	$11,044	$(8,930)	$82,341
Wall machines and amusement games	—	—	18,974	—	18,974
Route operations	—	50,873	3,910	—	54,783
Casino operations	—	6,119	15,545	(2,307)	19,357

	—	137,219	49,473	(11,237)	175,455
Costs and expenses:
Cost of gaming equipment and systems	—	35,554	7,746	(9,051)	34,249
Cost of wall machines and amusement games	—	—	9,427	—	9,427
Cost of route operations	—	43,192	2,614	—	45,806
Cost of casino operations	—	2,825	5,531	—	8,356
Selling, general and administrative	2,896	22,360	12,425	(2,325)	35,356
Research and development costs	—	4,436	2,077	—	6,513
Depreciation and amortization	600	8,449	1,421	—	10,470

	3,496	116,816	41,241	(11,376)	150,177

Operating income (loss)	(3,496)	20,403	8,232	139	25,278
Earnings in consolidated subsidiaries	23,320	5,894	—	(29,214)	—
Other income (expense):
Interest income	3,233	1,762	232	(4,934)	293
Interest expense	(6,220)	(4,800)	(186)	4,934	(6,272)
Rainbow royalty	1,742	—	(1,742)	—	—
Minority interest	(729)	—	—	—	(729)
Other, net	433	(421)	(229)	—	(217)

Income before income taxes	18,283	22,838	6,307	(29,075)	18,353
Income tax provision	(5,503)	343	(413)	—	(5,573)

Net income	$12,780	$23,181	$5,894	$(29,075)	$12,780

See accompanying unaudited note.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

Nine Months Ended March 31, 2002
(In 000s)

					Alliance
					Gaming
			Non-		Corporation
		Guaranteeing	Guaranteeing	Elimina-	and
	Parent	Subsidiaries	Subsidiaries	tions	Subsidiaries

Revenues:
Gaming equipment and systems	$—	$149,488	$17,139	$(11,800)	$154,827
Wall machines and amusement games	—	—	58,654	—	58,654
Route operations	—	156,135	11,210	—	167,345
Casino operations	—	16,747	44,613	(6,573)	54,787

	—	322,370	131,616	(18,373)	435,613
Costs and expenses:
Cost of gaming equipment and systems	—	68,033	10,396	(11,755)	66,674
Cost of wall machines and amusement games	—	—	30,221	—	30,221
Cost of route operations	—	130,422	7,320	—	137,742
Cost of casino operations	—	8,397	15,908	—	24,305
Selling, general and administrative	7,676	45,734	35,077	(6,618)	81,869
Research and development costs	—	9,800	1,926	—	11,726
Depreciation and amortization	1,653	16,873	5,153	(569)	23,110

	9,329	279,259	106,001	(18,942)	375,647

Operating income (loss)	(9,329)	43,111	25,615	569	59,966
Earnings in consolidated subsidiaries	52,864	18,189	—	(71,053)	—
Other income (expense):
Interest income	9,134	4,382	650	(13,120)	1,046
Interest expense	(21,445)	(12,218)	(957)	13,120	(21,500)
Rainbow royalty	4,974	—	(4,974)	—	—
Minority interest	(1,477)	—	—	—	(1,477)
Other, net	1,091	(791)	(1,069)	—	(769)

Income before income taxes	35,812	52,673	19,265	(70,484)	37,266
Income tax provision	331	(378)	(1,076)	—	(1,123)

Net income	$36,143	$52,295	$18,189	$(70,484)	$36,143

See accompanying unaudited note.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

Nine Months Ended March 31, 2003
(In 000s)

					Alliance
					Gaming
			Non-		Corporation
		Guaranteeing	Guaranteeing	Elimina-	and
	Parent	Subsidiaries	Subsidiaries	tions	Subsidiaries

Revenues:
Gaming equipment and systems	$—	$226,753	$29,049	$(23,295)	$232,507
Wall machines and amusement games	—	—	46,440	—	46,440
Route operations	—	151,747	11,194	—	162,941
Casino operations	—	17,631	42,976	(6,682)	53,925

	—	396,131	129,659	(29,977)	495,813
Costs and expenses:
Cost of gaming equipment and systems	—	103,192	20,333	(23,355)	100,170
Cost of wall machines and amusement games	—	—	25,406	—	25,406
Cost of route operations	—	128,738	7,470	—	136,208
Cost of casino operations	—	8,555	16,051	—	24,606
Selling, general and administrative	7,754	59,039	35,842	(6,739)	95,896
Research and development costs	—	11,778	5,407	—	17,185
Depreciation and amortization	1,686	22,563	3,141	—	27,390

	9,440	333,865	113,650	(30,094)	426,861

Operating income (loss)	(9,440)	62,266	16,009	117	68,952
Earnings in consolidated subsidiaries	60,726	9,929	—	(70,655)	—
Other income (expense):
Interest income	9,806	5,036	785	(14,601)	1,026
Interest expense	(19,339)	(14,100)	(636)	14,601	(19,474)
Rainbow royalty	4,786	—	(4,786)	—	—
Minority interest	(1,483)	—	—	—	(1,483)
Other, net	1,199	(1,770)	551	—	(20)

Income before income taxes	46,255	61,361	11,923	(70,538)	49,001
Income tax provision	(15,364)	(752)	(1,994)	—	(18,110)

Net income	$30,891	$60,609	$9,929	$(70,538)	$30,891

See accompanying unaudited note.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended March 31, 2002
(In 000s)

					Alliance
					Gaming
			Non-		Corporation
		Guaranteeing	Guaranteeing	Elimina-	and
	Parent	Subsidiaries	Subsidiaries	tions	Subsidiaries

Net cash provided by (used in) operating activities	$(25,749)	$46,500	$12,692	$(3,251)	$30,192

Cash flows from investing activities:
Additions to property, plant and equipment	(37)	(9,115)	(3,066)	—	(12,218)
Additions to leased gaming equipment	—	(12,498)	—	—	(12,498)
Additions to other long term assets	—	(4,328)	27	—	(4,301)
Acquisitions, net of cash acquired	4,000	(19,333)	—	—	(15,333)

Net cash used in investing activities	3,963	(45,274)	(3,039)	—	(44,350)

Cash flows from financing activities:
Reduction of long-term debt	(1,005)	(20)	(3,602)	3,251	(1,376)
Capitalized debt issuance costs	(660)	—	—	—	(660)
Proceeds from exercise of stock options	6,529	—	—	—	6,529
Dividends received (paid)	—	8,057	(8,057)	—	—

Net cash provided by (used in) financing activities	4,864	8,037	(11,659)	3,251	4,493

Effect of exchange rate changes on cash	—	—	2,914	—	2,914
Cash and cash equivalents:
Increase (decrease) for period	(16,922)	9,263	908	—	(6,751)
Balance, beginning of period	18,237	23,265	13,343	—	54,845

Balance, end of period	$1,315	$32,528	$14,251	$—	$48,094

See accompanying unaudited note.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended March 31, 2003
(In 000s)

					Alliance
					Gaming
			Non-		Corporation
		Guaranteeing	Guaranteeing	Elimina-	and
	Parent	Subsidiaries	Subsidiaries	tions	Subsidiaries

Net cash provided by (used in) operating activities	$6,893	$23,533	$16,210	$(5,421)	$41,215

Cash flows from investing activities:
Additions to property, plant and equipment	(2)	(8,579)	(4,891)	—	(13,472)
Additions to leased gaming equipment	—	(14,794)	—	—	(14,794)
Additions to other long term assets	(240)	(5,462)	(140)	—	(5,842)
Acquisitions, net of cash acquired	—	(3,038)	—	—	(3,038)

Net cash used in investing activities	(242)	(31,873)	(5,031)	—	(37,146)

Cash flows from financing activities:
Reduction of long-term debt	(2,925)	(537)	(5,591)	5,457	(3,596)
Proceeds from exercise of stock options	1,961	—	—	—	1,961
Dividends received (paid)	—	4,665	(4,665)	—	—
Other	—	—	36	(36)	—

Net cash provided by (used in) financing activities	(964)	4,128	(10,220)	5,421	(1,635)

Effect of exchange rate changes on cash	—	—	905	—	905
Cash and cash equivalents:
Increase (decrease) for period	5,687	(4,212)	1,864	—	3,339
Balance, beginning of period	8,121	38,362	16,025	—	62,508

Balance, end of period	$13,808	$34,150	$17,889	$—	$65,847

See accompanying unaudited note.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt and Revolving Credit Facility

Long-term debt and lines of credit at June 30, 2002, consisted of the following (in 000s):

					Alliance
					Gaming
			Non-		Corporation
		Guaranteeing	Guaranteeing	Elimina-	and
	Parent	Subsidiaries	Subsidiaries	tions	Subsidiaries

Term loan facility	$189,525	$—	$—	$—	$189,525
10% Senior Subordinated Notes due 2007, net of unamortized discount	149,584	—	—	—	149,584
Other subordinated note	2,495	—	—	—	2,495
Intercompany notes payable	—	206,267	12,814	(219,081)	—
Other	—	510	150	—	660

	341,604	206,777	12,964	(219,081)	342,264
Less current maturities	3,900	79	12,952	(12,815)	4,116

Long-term debt, less current maturities	$337,704	$206,698	$12	$(206,266)	$338,148

Long-term debt and lines of credit at March 31, 2003, consisted of the following (in 000s):

					Alliance
					Gaming
			Non-		Corporation
		Guaranteeing	Guaranteeing	Elimina-	and
	Parent	Subsidiaries	Subsidiaries	tions	Subsidiaries

Term loan facility	$188,100	$—	$—	$—	$188,100
10% Senior Subordinated Notes due 2007, net of unamortized discount	149,643	—	—	—	149,643
Other subordinated note	995	—	—	—	995
Intercompany notes payable	—	222,758	7,359	(230,117)	—
Other	—	11,581	14	—	11,595

	338,738	234,339	7,373	(230,117)	350,333
Less current maturities	2,895	1,519	7,370	(7,359)	4,425

Long-term debt, less current maturities	$335,843	$232,820	$3	$(222,758)	$345,908

ALLIANCE GAMING CORPORATION
FORM 10-Q

March 31, 2003

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

As of March 31, 2003, the Company had $65.8 million in cash and cash equivalents, and $24.3 million in unborrowed availability on its revolving credit facility. In addition we had net working capital of approximately $194.7 million at March 31, 2003, compared to $173.0 million balance at June 30, 2002. The changes within working capital are more fully described in the cash flow section below. Consolidated cash and cash equivalents at March 31, 2003, includes approximately $21.2 million of cash which is utilized in Casino and Route Operations held in vaults, cages or change banks, as well as $9.5 million held in jackpot reserve accounts we maintain to ensure availability of funds to pay wide-area progressive jackpot awards. We also maintain restricted investments to pay the annual installments for the long-term jackpots previously awarded, which totaled $0.9 million at March 31, 2003.

Management believes that cash flows from operating activities, cash and cash equivalents held and the a $24.3 million revolving credit facility commitment (which can be increased by $15 million at the Company’s discretion) will provide the Company with sufficient capital resources and liquidity. At March 31, 2003, we had no material commitments for capital expenditures.

Cash Flow

During the nine months ended March 31, 2003, we generated $41.2 million of cash flows from operating activities, which was an increase compared to $30.2 million in the prior period. The current period operating cash flow included cash used by increases in both accounts and notes receivable of $39.5 million and inventories of $7.2 million, offset by increases in accrued liabilities and accounts payable of $10.0 million. The increase in accounts and notes receivable resulted primarily from the increase in sales at our Bally Gaming and Systems business unit and included the financing of two significant product sales to Native American casinos during the quarter ended December 31, 2002. No such financings occurred in the quarter ended March 31, 2003.

During the nine months ended March 31, 2003, we used $37.1 million of cash in investing activities resulting from capital expenditures totaling $13.5 million, costs incurred to produce participation games totaling $14.8 million, and payments for gaming rights totaling $3.5 million.

During the nine months ended March 31, 2003, we used $1.6 million cash of cash in financing activities resulting from $2.0 million of cash provided from the exercise of stock options, offset by principal payments on long term debt totaling $3.6 million.

ALLIANCE GAMING CORPORATION
FORM 10-Q

March 31, 2003

Results of Operations for each Business Unit:

Bally Gaming and Systems

	Three Months Ending March 31,		Nine Months Ending March 31,
	2002	2003	2002	2003

Revenues
Game sales	$24,516	$46,750	$72,399	$130,954
System sales	19,124	21,602	44,048	59,918
Gaming operations	14,089	13,989	38,380	41,635

Total revenues	57,729	82,341	154,827	232,507
Gross Margin
Game sales	8,989	20,890	29,416	58,436
System sales	14,553	16,452	33,219	45,491
Gaming operations	9,908	10,750	25,518	28,410

Total gross margin	33,450	48,092	88,153	132,337
Selling, general and administrative	13,422	19,094	37,624	50,255
Research and development costs	3,588	5,592	9,800	14,725
Depreciation and amortization	2,802	4,350	7,152	11,391

Operating income	$13,638	$19,056	$33,577	$55,966

Operating Statistics:
New Gaming Devices Sold	3,025	4,550	8,770	13,980
Game Monitoring Units Sold	13,675	10,075	31,250	25,110
WAP and daily-fee games
End of period installed base	3,740	4,050	3,740	4,050
Average installed base	3,700	3,980	3,550	3,860

Our Bally Gaming and Systems business unit reported an overall increase in revenues of 43% for the quarter and 50% for the year-to-date period. Bally game sales division reported an increase in revenues of 91% for the quarter and 81% for the year-to-date period. New units sold increased 50% during the quarter and 59% for the year-to-date period. The average new-unit selling price (excluding OEM games) increased 26% for the quarter and 23% for the year-to-date period. Bally Systems reported an increase in revenues of 13% for the quarter and 36% for the year-to-date period. Bally Systems reported a 26% decrease in sales of game monitoring units for the quarter, and a 20% decrease for the year-to-date period. For the current quarter and year-to-date period, Bally Systems experienced significantly higher average selling price per unit driven by a larger proportion of software revenues, as well as an increase in recurring hardware and software support revenues to $4.5 million, resulting from the larger base of installed units, which now stands at approximately 225,000. Gaming Operations reported a decrease of 1% in revenues for the quarter and an increase of 8% for the year-to-date period, driven by the 9% increase in the average installed base of wide-area and daily-fee games units outstanding.

For the quarter ended March 31, 2003, the overall gross margin percentage for Bally Gaming and Systems remained constant at 58% and at 57% for the year-to-date.

The overall selling, general and administrative expenses increased 42% for the quarter and 34% for the year-to-date period, resulting from the additional headcount added from acquisitions. Selling, general and administrative costs as a percentage of this business unit’s revenue declined to 22% in the current year-to-date period compared to 24% for the prior year-to-date

ALLIANCE GAMING CORPORATION
FORM 10-Q

March 31, 2003

period. Research and development costs increased 56% for the quarter and 50% for the year-to-date period, resulting from the increase in hardware and software engineers added during the current year. Total depreciation expense increased 55% for the quarter and 59% for the year-to-date period, driven by the increase in the installed base of wide-area progressive and daily fee games, which have displaced certain fully depreciated games in the field.

Wall Machines and Amusement Games

	Three Months Ending March 31,		Nine Months Ending March 31,
	2002	2003	2002	2003

Revenues	$20,531	$18,974	$58,654	$46,440
Gross Margin	10,923	9,547	28,433	21,034
Selling, general and administrative	5,812	5,844	16,342	16,419
Research and development costs	639	921	1,926	2,460
Depreciation and amortization	1,265	807	3,825	1,441

Operating income	$3,207	$1,975	$6,340	$714

Operating Statistics:
Number of New Wall Machines Sold	2,320	2,375	8,130	4,845
Number of New Wall Machines Leased	1,760	1,630	4,370	3,950
Installed Base of Leased Machines	7,620	6,860	7,620	6,860

Wall Machines and Amusement Games reported a decrease in revenues of 8% for the quarter and 21% for the year-to-date period. For the quarter, the decrease in revenues was a result of a 7% decrease in number of leased games offset by a 5% increase in the average selling price and a 2% increase in new units sold. For the year-to-date period, the decrease in revenues is a result of a 40% decrease in new units sold and a 10% decrease in number of leased games, offset by a 16% increase in the average selling price. The prior year’s quarterly and year-to-date results reflect the positive impact of units that were sold to meet the deadline for the full implementation of the Euro currency. In general, the Wall Machine industry in Germany continues to experience a significant slowdown that is tied to the overall slowness in the German economy.

For the quarter ended March 31, 2003, the gross margin percentage for Wall Machines and Amusement Games decreased to 50% compared to 53% in the prior year quarter, resulting primarily from fixed manufacturing overhead costs being allocated over fewer units produced. The year-to-date gross margin percentage decreased to 45% from 48% for the same reason.

The selling, general and administrative expenses decreased 1% for the quarter, which reflects the reduction in both permanent and temporary staff as a result of the workforce reductions put in place in light of the lower sales levels. Research and development costs increased 44% for the quarter and 28% for the year-to-date period as a result of the increase in new product development efforts. Total depreciation expense decreased 36% for the quarter and 62% for the year-to-date period, which reflects the fact that almost all of the long-lived assets were fully written off in June 2002.

ALLIANCE GAMING CORPORATION
FORM 10-Q

March 31, 2003

Route Operations

	Three Months Ending March 31,		Nine Months Ending March 31,
	2002	2003	2002	2003

Revenues
Nevada	$53,581	$50,873	$156,135	$151,747
Louisiana	4,200	3,910	11,210	11,194

Total revenues	57,781	54,783	167,345	162,941
Gross Margin
Nevada	9,031	7,681	25,713	23,009
Louisiana	1,480	1,296	3,890	3,724

Total gross margin	10,511	8,977	29,603	26,733
Selling, general and administrative	2,958	3,597	8,814	9,595
Depreciation and amortization	2,905	3,817	8,997	10,442

Operating income
Nevada	3,955	962	10,186	5,188
Louisiana	693	601	1,606	1,508

Total operating income	$4,648	$1,563	$11,792	$6,696

Operating Statistics:
Average Number of Gaming Devices
Nevada	8,240	7,985	8,260	8,155
Louisiana	730	725	690	715

Total Gaming Devices	8,970	8,710	8,950	8,870

Revenues from the Nevada route operations decreased 5% for the quarter and 3% for year-to-date period. This decrease was attributable to a decrease in the average net win per gaming machine per day of 2% to $69.00 from $70.50 and a 3% decrease in the weighted average number of gaming machines for the quarter. The revenue decrease for the year-to-date period is a result of a 2% decrease in the average net win per gaming machine per day to $66.65 from $68.00 and a 1% decrease in the weighted average number of games. During the quarter an additional eight former Raley’s locations that had closed in the December 2002 quarter, were re-opened as Food-4-Less locations. However, play at those locations is currently substantially lower than the historical norms as the Food-4-Less stores build their customer base and the expectation in the future is that Food-4-Less locations will continue to earn much lower figures given the customer(s) marketed for these locations. We have completed the acquisition of the remaining economic interest in the route contract for the Longs Drug Stores as well as an extension in that contract for an additional five years through 2012. Longs will be opening an additional two locations in Southern Nevada in the coming months. Gamblers’ Bonus, a cardless players club and player tracking system, continued to have a favorable impact on the net win per day. As of March 31, 2003, the Gamblers’ Bonus product was installed in over 4,160 gaming machines at approximately 415 locations statewide or 52% of the installed base of gaming machines.

Revenues from route operations in Louisiana reported a decrease of 7% for the quarter and for year-to-date period remained relatively flat. For the quarter the decrease was primarily the result of a 5% decrease in the net win per gaming machine per day to $60.50 from $63.40, and a slight decline in the number of gaming units deployed. For the year-to-date period the revenue remained relatively unchanged, resulting from a 4% increase in the number of gaming units deployed, offset by a 4% decline in the net win per gaming machine per day.

ALLIANCE GAMING CORPORATION
FORM 10-Q

March 31, 2003

For both the quarter and year-to-date ended March 31, 2003, the overall gross margin percentage for the Route Operations decreased slightly to 16% compared to 18% in the prior year. This decrease was a result of the decrease in revenues, with incremental increases in certain operating costs.

The overall selling, general and administrative expenses increased 22% for the quarter and increased 9% for the year-to-date period. Selling, general and administrative costs as a percentage of revenue increased to 6% compared to 5% for the year-to-date period. Total depreciation expense increased 31% for the quarter and 16% for the year-to-date period, driven by the increase in gaming rights fees amortization and depreciation on a higher capital invested in the installed base of gaming devices.

Casino Operations

	Three Months Ending March 31,		Nine Months Ending March 31,
	2002	2003	2002	2003

Revenues
Rainbow Casino	$13,947	$13,891	$39,770	$38,158
Rail City Casino	5,054	5,466	15,017	15,767

Total revenues	19,001	19,357	54,787	53,925
Gross Margin
Rainbow Casino	8,686	8,360	23,862	22,107
Rail City Casino	2,211	2,641	6,620	7,212

Total gross margin	10,897	11,001	30,482	29,319
Selling, general and administrative	3,913	3,925	11,413	11,873
Depreciation and amortization	549	896	1,483	2,430

Operating income
Rainbow Casino	5,184	4,843	13,897	11,388
Rail City Casino	1,251	1,337	3,689	3,628

Total operating income	$6,435	$6,180	$17,586	$15,016

Operating Statistics:
Average Number of Gaming Devices
Rainbow Casino	975	950	945	940
Rail City Casino	530	560	525	550

Total Gaming Devices	1,505	1,510	1,470	1,490
Average Number of Table Games	24	24	24	24

Rainbow Casino revenues remained relatively unchanged compared with the same quarter in fiscal 2002 and decreased 4% for the year-to-date period. The quarter results reverses several consecutive quarters of declines and is a direct result of the recently completed interior remodeling projects and increases in promotional programs. The Vicksburg gaming market declined approximately 2% in the March 31, 2003, quarter compared to the prior year quarter. The external remodeling project, which began late in January and is expected to be completed early in the June quarter, is expected to be less disruptive to the casino operations. Rail City Casino reported an increase in revenues of 8% for the quarter and 5% for the year-to-date period. The revenue improvement at the Rail City Casino was attributable to a 6% increase in the average number of gaming machines.

The cost of revenues for Casino Operations as a percentage of revenues remained flat at 43% for the quarter and increased to 46% for the year-to-date period. This increase was a result of the decrease in revenues, with incremental increases in

ALLIANCE GAMING CORPORATION
FORM 10-Q

March 31, 2003

certain operating costs. Cost of casino revenues includes gaming taxes, rental costs and direct labor including payroll taxes and benefits.

The overall selling, general and administrative expenses remained constant for the quarter and increased 4% for the year-to-date period, as a result of an increase in advertising and promotional expenses. Selling, general and administrative costs as a percentage of revenue increased to 22% compared to 21% for the year-to-date-period. Total depreciation expense increased 63% for the quarter and 64% for the year-to-date period as a result of the additional capital improvements made to the Rainbow Casino in the current year.

Parent Company and other unallocated other income (expense)

	Three Months Ending March 31,		Nine Months Ending March 31,
	2002	2003	2002	2003

General and administrative	$2,674	$2,896	$7,676	$7,754
Depreciation and amortization	549	600	1,653	1,686

Total Parent company expense	$3,223	$3,496	$9,329	$9,440

Other income (expense):
Interest income	$282	$293	$1,046	$1,026
Interest expense	(6,820)	(6,272)	(21,500)	(19,474)
Minority interest	(609)	(729)	(1,477)	(1,483)
Other, net	(757)	(217)	(769)	(20)

Total other income (expense)	$(7,904)	$(6,925)	$(22,700)	$(19,951)

Income tax provision	$(902)	$(5,573)	$(1,123)	$(18,110)

The general and administrative expenses increased 8% for the quarter and 1% for the year-to-date period. Compared to the prior year periods, in the current year periods we are incurring higher director and officer and general liability insurance premiums, offset by lower accruals for certain elements of our incentive based compensations plan. Total depreciation expense increased 9% for the quarter and 2% for the year-to-date period.

Interest expense (net of interest income) decreased 9% for the quarter and 10% for the year-to-date-period. The decrease is a result of a lower interest rate on our LIBOR-based bank credit facility.

The Company has significant deferred tax assets, which consist primarily of net operating loss carry forwards and other timing differences. Management conducts periodic recoverability assessments of these deferred tax assets, which includes evaluating both positive and negative evidential matter to determine if it is “more likely than not” that the deferred tax assets will be realizable. On June 30, 2002, management conducted a recoverability assessment and determined that $37 million in previously reserved deferred tax assets were realizable due to the Company’s profitable operating results in 2001 and 2002 and projected future taxable income. Until the fourth quarter of fiscal year 2002, management did not believe sufficient evidence existed that it was “more likely than not” that such profitable operating results would allow such deferred tax assets to be realized.

Beginning July 1, 2002, the Company began recognizing Federal income tax expense based on 35% of pre-tax domestic income and state income taxes at a rate of approximately 2% of domestic income. The income generated in Germany was offset against German NOLs. For the prior year quarter ended March 31, 2002, substantially all of the Company’s taxable income was offset against Federal net operating loss carry forwards, which reduced the Company’s tax expense for the quarter ended March 31, 2002, from approximately $5.7 million to approximately $902,000.

ALLIANCE GAMING CORPORATION
FORM 10-Q

March 31, 2003

Other Supplemental Information:

The following tables set forth operating income for the Company’s four business units and the earnings before interest, taxes, depreciation and amortization (EBITDA) for the following periods (in 000s):

	Three Months Ending March 31,		Nine Months Ending March 31,
	2002	2003	2002	2003

Operating Income (Expense):
Bally Gaming and Systems	$13,638	$19,056	$33,577	$55,966
Wall Machines and Amusement Games	3,207	1,975	6,340	714
Route Operations	4,648	1,563	11,792	6,696
Casino Operations	6,435	6,180	17,586	15,016
Corporate Administrative Expenses	(3,223)	(3,496)	(9,329)	(9,440)

Total Operating Income	$24,705	$25,278	$59,966	$68,952

Add back depreciation:
Bally Gaming and Systems	$2,802	$4,350	$7,152	$11,391
Wall Machines and Amusement Games	1,265	807	3,825	1,441
Route Operations	2,905	3,817	8,997	10,442
Casino Operations	549	896	1,483	2,430
Corporate Administrative Expenses	549	600	1,653	1,686

Depreciation and Amortization Expenses	$8,070	$10,470	$23,110	$27,390

EBITDA by Business Unit:
Bally Gaming and Systems	$16,440	$23,406	$40,729	$67,357
Wall Machines and Amusement Games	4,472	2,782	10,165	2,155
Route Operations	7,553	5,380	20,789	17,138
Casino Operations	6,984	7,076	19,069	17,446
Corporate Administrative Expenses	(2,674)	(2,896)	(7,676)	(7,754)

EBITDA	$32,775	$35,748	$83,076	$96,342

We believe that the analysis of EBITDA is a useful adjunct to operating income, net income, cash flow and other GAAP based measures. However, EBITDA should not be construed as an alternative to net income (loss) or cash flows generated by (or used in) operating, investing and financing activities determined in accordance with GAAP or as a measure of liquidity. EBITDA may not be comparable to similarly titled measures reported by other companies. We disclose EBITDA primarily because it is one of several performance measures used by industry analysts, rating agencies and our business units. Management uses EBITDA and operating income in evaluating potential asset acquisitions/dispositions and in assessing management’s performance.

ALLIANCE GAMING CORPORATION
FORM 10-Q

March 31, 2003

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

March 31, 2003

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Rate Fluctuations

We derive revenues from our non-U.S. subsidiaries, all of which revenues are denominated in their local currencies, and their results are affected by changes in the relative values of non-U.S. currencies and the U.S. dollar. Most of the currencies in countries in which we have foreign operations strengthened versus the U.S. dollar in 2002 and 2003, which resulted in assets and liabilities denominated in local currencies being translated into more dollars. We do not currently utilize hedging instruments.

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

The results of the sensitivity analysis at March 31, 2003, are as follows:

Interest Rate Risk:

We had total debt as of March 31, 2003, of $350.3 million, of which $188.1 million are Term Loans with interest rates tied to LIBOR. These Term Loans are broken into individual loans with varying terms from one to six months. The interest rate for each loan is set on the borrowing date and is effective for the term outstanding. If the LIBOR rates were to increase or decrease by 100 basis points, with all other factors remaining constant, earnings would decrease or increase by approximately $2.0 million on a pre-tax basis.

Foreign Currency Exchange Rate Risk:

Our German subsidiaries currently utilize the euro as our functional currency. Prior to January 2002, the German deutschemark was used. A 10% fluctuation in the exchange rate against the U.S. dollar would result in a corresponding change in earnings reported in the consolidated group of approximately $0.2 million. Such a change in the euro would result in a charge to accumulated other comprehensive income (loss), which is a component of stockholder’s equity, of approximately $4.3 million, all other factors remaining constant.

ITEM 4.	DISCLOSURE CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures. Within the ninety days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Sr. Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based -on that evaluation, the Company’s President and Chief

ALLIANCE GAMING CORPORATION
FORM 10-Q

March 31, 2003

Executive Officer and the Company’s Sr. Vice President, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

ITEM 6.	Exhibits and Reports on Form 8-K

a.	Exhibits - None

b.	Reports on Form 8-K - None

c.	Exhibits

99.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ALLIANCE GAMING CORPORATION
FORM 10-Q

March 31, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

ALLIANCE GAMING CORPORATION (Registrant)	Date: May 12, 2003

By	/s/ Robert L. Miodunski

President and Chief Executive Officer (Principal Executive Officer)

By	/s/ Robert L. Saxton

Sr. Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

ALLIANCE GAMING CORPORATION
FORM 10-Q

March 31, 2003

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

Date: May 12, 2003

/s/ Robert L. Miodunski Robert L. Miodunski Director, President and Chief Executive Officer

ALLIANCE GAMING CORPORATION
FORM 10-Q

March 31, 2003

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

Date: May 12, 2003

/s/ Robert L. Saxton

Robert L. Saxton Sr. Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)