Form 10-K
period 2003-06-30
ALLIANCE GAMING CORP
filed 2003-09-25
CIK 2491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from _________ to ___________

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
Common Stock, $0.10 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). [X] Yes [  ] No

The aggregate market value of the common equity held by non-affiliates of the registrant was approximately $1,124,750,000 as of September 9, 2003.

The number of shares of Common Stock, $0.10 par value, outstanding as of September 9, 2003, according to the records of registrant’s registrar and transfer agent, was 49,689,418.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year and are incorporated by reference into Part III of this Form 10-K.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

PART I

ITEM 1. BUSINESS

General

Alliance Gaming Corporation is a diversified, worldwide gaming company that (i) designs, manufactures and distributes gaming machines and computerized monitoring systems for gaming machines; and (ii) owns and operates two casinos. As is more fully discussed below, in July 2003 we announced our intention to dispose of certain non-core businesses, which include the route operations in Nevada and Louisiana, and our wall machine and amusement games business in Germany.

Operating under the name Bally Gaming and Systems, we are a worldwide leader in designing, manufacturing and distributing gaming machines, having marketed over 80,000 gaming machines during the past five years. We also design, integrate and sell highly specialized computerized monitoring systems that provide casinos with networked accounting and security services for their gaming machines with over 240,000 game monitoring units (“GMUs”) installed worldwide. We also own and operate a dockside casino in Vicksburg, Mississippi, and a local’s casino in Sparks, Nevada, which together have approximately 23 table games and approximately 1,500 gaming devices (collectively, “Casino Operations”). Further information about our business units is contained in the notes to the Consolidated Financial Statements.

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

Discontinued Operations

In July 2003, we announced that we had entered into definitive agreements to divest certain non-core assets including our route operations consisting of United Coin Machine Co. (“UCMC”) and Video Services, Inc. (“VSI”) as well as our German wall machine and amusement games business unit (“Bally Wulff”). On July 18, 2003 we completed the sale of Bally Wulff to a private equity investor and received $16.5 million in cash. We have entered into a definitive sale agreement with Century Gaming, Inc. for the sale of UCMC. The sales price for UCMC is based on a multiple applied to the trailing 12 month EBITDA (defined in the sale agreement as earnings before interest, taxes, depreciation and amortization, subject to certain adjustments), and is currently estimated at $127 million including $18 million of 10% pay-in-kind preferred stock. We have also entered into a definitive agreement for the sale of our interest in VSI, and along with the holders of the minority shares of VSI, together will be sold to Gentilly Gaming, LLC. The sales of UCMC and VSI are expected to be completed in calendar 2004.

For purposes of financial reporting, each of these three businesses are now treated as discontinued operations, and their results are presented net of applicable income taxes below Income From Continuing Operations in the accompanying consolidated statements of operations. The assets and liabilities of these businesses are now classified as held for sale in the accompanying consolidated balance sheets. The prior year results have been reclassified to conform to the current year presentation.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

Business Units

Bally Gaming and Systems

Overview. The Bally Gaming and Systems business unit consists of three separate divisions: Gaming Products, Gaming Operations and Gaming Systems. The following table sets forth the percentages of revenues provided by each of the Bally Gaming and Systems divisions for the periods indicated:

	Percentage of Revenues
	Years ended June 30,
Revenue by division	2001	2002	2003

Gaming Products	53%	47%	56%
Gaming Operations	18	24	17
Gaming Systems	29	29	27

	100%	100%	100%

Markets. We believe that the domestic installed base of traditional gaming devices now exceeds 725,000 units. The state of Nevada has the largest installed base, totaling approximately 189,000 units as of June 30, 2003.

The gaming industry continues to expand in international markets. Our primary international markets are Europe, Canada, Latin America and, to a lesser extent, the Far East and the Caribbean. We conduct our business in Canada through our staff based in the United States. We also distribute gaming machines, manufactured by Bally Gaming, through direct and indirect subsidiaries: Bally Gaming International, GmbH (“GmbH”), from our sales office in Hannover, Germany and Graz, Austria, principally to customers in Europe and Russia; Bally Gaming de Puerto Rico, Inc., principally to customers in Puerto Rico; and Bally Gaming and Systems, SA, in Montevideo, Uruguay, principally to customers in South America.

Markets for casino enterprise systems. Casino enterprise systems are composed of various modules affecting departments throughout the casino. We market our casino enterprise solutions through Bally Gaming and Systems under the names Slot Data Systems (SDS), Advanced Casino Systems Corporation (ACSC), Casino Marketplace (CMP), Casino Management System (CMS), Micro Clever Consulting (MCC) and Honeyframe Systems (HFS).

The primary markets for casino enterprise systems are the United States and, to a lesser extent, Canada, Latin America, Europe and the Caribbean. Markets for systems within the United States include traditional land-based casinos predominantly in Nevada and Atlantic City, New Jersey, Native American casinos and riverboats and dockside casinos. Domestically, our market for casino enterprise systems is new casinos and existing or new customers who either (a) acquire casinos with a competitor’s system, which is replaced with our system, or (b) expand their casino floors or upgrade their hardware or software to a new product release. Unlike the United States market, where most jurisdictions require the implementation of systems, there have been few international markets to do so. Management believes, however, that the international market for such systems is increasing, and that Systems’ sales to such markets are likely to increase accordingly.

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

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

We introduced our ProSeries™ reel-type slot machines in late 1993 and our multi-game touch screen machine, the Game Maker®, in late 1994. In March 1998, we introduced the first major upgrade to the ProSeries and upgraded the Game Maker® product line to the V7200 platform that is capable of multi-line video and multi-coin functionality. Revenues from sales of ProSeries machines were approximately $32.3 million, $36.4 million and $95.4 million for the years ended June 30, 2001, 2002 and 2003, respectively.

The V7200 can offer up to ten different video games within one gaming device, or can be configured as a dedicated single title game. The games can be selected by the casino from a game library that has over 200 games. The games simulate various card games, keno and popular reel-spinning games. The V7200 machines are available in upright, bar top, slim-line and slant top cabinets. Revenues from sales of V7200 machines (and its predecessor, the Game Maker®) were approximately $30.2 million, $30.4 million and $17.0 million for the years ended June 30, 2001, 2002 and 2003, respectively.

We commenced development of a new game platform in January 2000, with the intent of creating enhanced audio and video capabilities for our video product line. We engaged Microsoft to assist in the development of an NT™ based graphics and audio package addition to the legacy V7000 game board. The result was the Evolution platform, or EVO™, that offers superior audio and graphic capabilities on the wealth of Windows® based software and content programmers available in the marketplace. This new game platform allows for the creation of game content at much faster rates than before, thus reducing the time to market for new products developed. The first EVO™ products were marketed in the mid summer of 2002, with sales totaling $17.5 million and $41.4 for years ended June 30, 2002, and 2003, respectively.

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

In addition, we sell and service used gaming machines and sell parts for existing machines. We often accept used machines as trade-ins toward the purchase of new gaming equipment. While a small secondary market exists in the United States, used machines are typically resold into the international market. Some used equipment is reconditioned for direct sale, but much is sold in container lots on an “as is” basis through independent brokers. Sale of used equipment was approximately $3.1 million, $4.8 million and $7.2 million for the years ended June 30, 2001, 2002 and 2003, respectively.

Gaming machines have a mechanical life that can exceed ten years. However, in the established markets, our experience is that casino operators usually replace gaming machines after a much shorter period. The factors that result in replacement of gaming machines sooner than their mechanical life include technological advances, development of new entertaining games, new sound and visual features and changing preferences of casino patrons. Casinos typically recoup the purchase cost of their electronic gaming machines in a few months, which allow casinos to replace machines with new models that are popular with casino patrons.

Gaming Operations. The proprietary gaming operations division of Bally Gaming and Systems has become a full service provider of gaming products by adding to its product line games which are either linked on a wide-area progressive system, or are non-linked niche games, which are gaming machines that generally offer complex features. These gaming machines are placed in casinos and earn recurring revenues and cash flows for us rather than being sold on a one-time basis. These gaming machines are generally more profitable as a result of the recurring nature of the revenue derived from such games, but they require us to invest capital in the cost of manufacturing the gaming machines, obtaining intellectual property, and in purchasing signs and seating. Gaming Operations generated revenues of approximately $28.4 million, $53.2 million and $55.6 million for the years ended June 30, 2001, 2002 and 2003, respectively.

We received regulatory approval from the Nevada Gaming Control Board of our wide-area progressive jackpot system named “Thrillions™” in November 1998. The Thrillions system has been designed to allow patrons playing nickel,

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

quarter and dollar machines to compete for the same progressive jackpot with the odds of winning the jackpot adjusted based on the amount wagered. Separate wide-area progressives are being operated by us in Nevada, Mississippi and Native American lands, and by a separate third-party trust arrangement in Atlantic City, New Jersey.

As of June 30, 2003, the following was the installed base of wide-area progressive games:

	Date
	Introduced	Units Outstanding

Betty Boop	March 1999	590
Blondie	March 2001	260
Millionaire 777’s	June 2001	435
Popeye	August 2001	170
Cash For Life	March 2003	460

		1,915

We also offer a variety of non-linked daily fee games. These games have been marketed under such titles as Playboy (Playboy and Rabbit Head Design are marks of Playboy and used under license by Bally Gaming, Inc.), Monte Carlo™, 24 Karat ®, Soap Opera™, and others all of which are approved in most major gaming markets. We believe that games with such intellectual property features will continue to gain floor space in casinos. The Thrillions system has been designed to allow casinos to use their own branding for the product. Currently, Park Place Entertainment utilizes the Thrillions system as a platform for their own network of linked games for their properties in Nevada and Mississippi markets, for which they pay a daily fee per game. We also earn recurring revenues from gaming devices deployed at three horseracing facilities under an agreement with the Delaware State Lottery Commission. As of June 30, 2003, we had an installed base of daily fee games totaling 2,210 units.

System Products. We design and sell casino enterprise systems (“CES”) which provide casino operators integrated modules across multiple platforms. Our primary products include slot monitoring, casino management and cashless systems designed to streamline casino business processes through the use of technology. Our slot monitoring products are comprised of (i) hardware consisting of micro controller based printed circuit boards installed within the slot machines as well as card readers, displays and keypads which provide casinos the ability to track player gaming activity through our casino management systems and monitor employee access to slot machines, (ii) firmware developed by us, which provides access to the slot machines’ and player’s activity data gathered by the micro controller hardware; and (iii) slot monitoring business applications developed by us which manages the slot machine activity including security events, revenue, expenses and other financial reporting metrics. Our casino management systems provide casino operators patron loyalty solutions which are similar to frequent guest programs offered in other leisure industries; table games accounting including the calculation of all revenue and expense related items; and cage and credit accountability for all extensions of credit and cage cash balancing functions. Our cashless systems provide a suite of products for casino operators to provide bonusing and cashless gaming activity to casino patrons. Bally products operate on Windows, AS/400 (iSeries), and UNIX platforms allowing our customers to choose a technology solution that meets their existing or future infrastructure requirements.

During 2002, we completed two strategic acquisitions in the systems area: Casino Marketplace and Advanced Casino Systems Corporation (“ACSC”). These acquisitions bolstered our product offerings to include player marketing and bonusing software. The ACSC product remains the only fully integrated AS/400 (iSeries) solution available in the casino industry. This has strategic importance as the AS/400 (iSeries) solution remains the predominant technology platform used in the gaming industry

During 2003, we completed three strategic acquisitions in the systems area: Casino Management System (“CMS”), Micro Clever Consulting (“MCC”) and Honeyframe Systems (“HFS”). These acquisitions bolstered our system product offerings and expanded the number of platforms such products operate on.

Product Development. We believe that providing games and systems with high entertainment value that are preferred by the casino patron is a key to meeting the demands of casinos. We believe that the use of existing computer

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

technology is accelerating which can give newer gaming machines and systems that incorporate this technology a competitive advantage over older gaming machines and systems. Total spending on product research and development by Bally Gaming and Systems was approximately $11.0 million, $15.0 million and $20.0 million during the years ended June 30, 2001, 2002 and 2003, respectively. The increase in research and development spending in the year ended June 30, 2003, is a result of the EVO™ system development and advance product development efforts.

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

Product development for casino enterprise systems is also divided into hardware and software. The major areas of hardware development include micro controller circuit board design and programming as well as user interface devices such as card readers, keypads, and displays. Systems has developed a modular and extendible hardware and software architecture, which focuses development on achieving greater functionality, product reliability, and ease of maintenance for the casino operator and ease of use for the slot player. In addition, the architecture allows customers to upgrade existing components or add new components with minimal impact. Development cycles for hardware can vary between a few months for minor revisions to more than a year for major design changes or for changes made by various slot manufacturers with which Systems’ product must communicate and be physically integrated. Software development results in (i) periodic product releases that include new features that extend and enhance casino enterprise systems; (ii) periodic maintenance releases that enable casino operators to correct problems or improve the usability of the system; and (iii) documentation needed to install and use the system.

We have developed a series of cashless products marketed under the Bally eSERIES name. The eSERIES represents an integrated set of cashless features to enhance the gaming experience of casino patrons. These products allow the transfer of funds using bar coded coupons and/or encrypted pin numbers to download either restricted or unrestricted credits to the gaming device. These products allow casino operators to reduce cash and coin handling expenses and minimize overall operating expenditures. Our cashless products are in use in Nevada, Michigan, New Jersey, Mississippi, Louisiana, Iowa, Colorado, Missouri, Indiana and various Native American jurisdictions encompassing many states.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

The software development process for our systems includes the design and development of features to meet various regulatory standards. The regulatory standards vary by jurisdiction forcing us to develop multiple software settings based on the individual state and tribal gaming standards. Each jurisdiction requires the approval of any software modifications or new products prior to deploying at casino locations. Approval processes can vary significantly by jurisdiction, based on the software changes developed, technology enhancements, and regulator resources.

Sales and Marketing. Bally Gaming and Systems uses a direct sales force and, to a lesser extent, an independent distributor network to distribute our products. Bally Gaming and Systems’ North America sales staff consists of approximately 44 people in offices in Nevada, New Jersey, Mississippi, Illinois, California and Florida.

Bally Gaming and Systems’ direct sales force generated approximately 81%, 76% and 98% of new unit machine sales for the years ended June 30, 2001, 2002 and 2003, respectively. On a limited basis, Bally Gaming and Systems uses distributors for sales to certain international jurisdictions. The agreements with distributors do not specify minimum purchases but generally provide that we may terminate such agreements if certain performance standards are not met. These independent distributors generated approximately 19%, 24% and 2% of new gaming machine unit sales for the years ended June 30, 2001, 2002, and 2003, respectively.

As of June 30, 2003, we had approximately 240,000 game monitoring units installed in 194 locations, of which approximately 99% are in the United States. Substantially all System’s revenues are generated by our direct sales force.

Bally Gaming sells gaming equipment on normal credit terms (generally 2%, net 30) and also offers financing to qualified customers for periods generally between 6 and 48 months with interest at rates ranging from 8% to 14%. During fiscal year 2003 we provided equipment financing to two Native American tribes totaling $24.1 million. These notes have terms of 36 and 48 months and rates of interest of 6% and 10%, respectively. Both of these notes are currently performing in accordance with their terms and the principal outstanding on these loans totaled $21.7 million as of June 30, 2003. International sales are generally consummated on a cash basis backed by a letter of credit or financed over three years or less. In addition, in certain situations we have participated in the financing of other gaming-related equipment manufactured by third parties in the emerging markets. For casino enterprise system sales, we generally offer limited financing terms, normally less than one year, for sales to new installations. Most sales, however, are invoiced on a net 30-day basis. Management believes that financing of customer sales is an important factor in certain emerging markets.

For casino enterprise system sales, we offer our customers the option of signing separate hardware and software maintenance agreements at the time of sale. These agreements are for periods of one year and automatically renew unless otherwise canceled in writing by the customer or us. After an initial warranty period, typically 90 days, the customer is invoiced a monthly hardware and software maintenance fee which provides essentially for repair or replacement of malfunctioning hardware and software, software version upgrades, and on-call support for software.

Customers. The demand for slot machines and video gaming machines varies depending on new construction and renovation of casinos and other facilities with needs for new equipment as well as the replacement of existing machines, which have an average replacement cycle of three to seven years. For the year ended June 30, 2003, the ten largest customers (including corporate customers with multiple casino properties) accounted for approximately 33% of the Bally Gaming and Systems’ new unit sales, with the largest single customer accounting for 5% of new unit sales.

The demand for casino enterprise systems is driven by regulatory requirements in a given jurisdiction and by a casino operators’ competitive need to properly track machine and player activity and to establish and compile individual machine and player profitability and other demographic information. All of this enables casinos to develop or enhance marketing strategies. Revenues for casino enterprise systems are derived from selling to new installations and to new or existing customers who either (a) acquire casinos with a competitor’s system, which is replaced with our system or (b) expand their casino floors or upgrade their hardware to a new product release. For the year ended June 30, 2003, the ten largest casino enterprise system customers (which include certain multi-site casino operators that have corporate agreements) accounted for approximately 58% of game monitoring unit sales revenues. Due to the high initial costs of installing a casino enterprise system, customers for such systems generally do not change suppliers once they have installed such a system.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

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

In March 2001, we entered into an agreement with Multimedia Games, Inc. to supply gaming devices for use in Class III and other markets. The agreement was amended in April 2001 to include Class II markets. Multimedia also purchases the rights to certain Bally themes, which entitles them to certain Bally proprietary game themes. Multimedia redesigns these game themes to be compatible with its operating system configurations. Sales of base gaming devices to Multimedia totaled approximately $10.7 million and $7.9 million for years ended June 30, 2002 and 2003, respectively, and sales of game themes totaled $1.0 million and $5.5 million for the years ended June 30, 2002 and 2003, respectively.

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

Competition. The market for gaming machines and progressive systems in North America is dominated by a single competitor, International Game Technology, Inc. (“IGT”). Worldwide there are a number of other well-established, well-financed and well-known companies producing gaming machines that compete with each of our lines in each of our markets. The other major competitors are AC Coin and Slot, Aristocrat, Innovative Gaming Corporation of America, Mikohn Gaming Corporation (“Mikohn”), Shuffle Master, Inc., Sigma Games, Inc., Universal Distributing of Nevada, Inc., WMS Industries, Inc. (“WMS”) and companies that market gaming machines under the brand names of Atronic, Cirsa, Konami, Novomatic and Sega Enterprises Ltd. Many of these companies look to expand their market share by decreasing our current market share. Other companies may enter the gaming machine business and several of these companies offer or plan to offer second feature bonus games. Besides Bally Gaming, IGT, Aristocrat and Mikohn offer wide-area progressive systems, and others may enter this area. Competition among gaming product manufacturers, particularly with respect to sales of gaming machines into new and emerging markets, is vigorous. The competition is based on which machines generate the most net win to the casinos, competitive customer pricing and financing terms, quality of the product and having an extensive distribution, sales and support network.

The main competition in casino enterprise systems currently consists of IGT, Acres Gaming, Aristocrat, MIS and to a lesser extent, Konami and Mikohn. Competition is keen in this market due to the number of providers and the limited number of casinos and jurisdictions in which they operate. Pricing, product feature and function, accuracy, and reliability are all key factors in determining a provider’s success in selling its system. Management believes the future success of our operations will be determined by our ability to bring new and innovative products to the market while maintaining our base of loyal existing customers.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

Casino Operations

Rainbow Casino. The Rainbow Hotel Casino located in Vicksburg, Mississippi, began operations in July 1994. The facility includes a 33,000-square foot casino, with 930 gaming devices and 15 table games as well as a 250-seat restaurant/buffet and 20,000-square foot conference center. The facility also includes the 89-room Rainbow Hotel, which is owned and operated by a third party. Rainbow Casino is marketed as a “locals” casino and draws customers principally from within a 75-mile radius of Vicksburg. The Vicksburg casino market generated approximately $243 million in gaming revenue in the twelve months ended June 30, 2003, representing a growth rate of 1%.

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

Rail City Casino. In April 1990, the Company purchased, for an aggregate purchase price of $9.5 million, substantially all of the assets of the Rail City Casino (formerly the Plantation Station Casino) located near the border between the cities of Reno and Sparks in northern Nevada. Rail City is a 20,000 square-foot casino, which as of June 30, 2003 operated approximately 560 gaming devices, 8 table games, and live keno. In addition, Rail City Casino includes a 380-seat restaurant, and offers a race and sports book that is leased to an independent race and sports book operator. Rail City Casino is convenient to both Reno and Sparks and caters primarily to the local market.

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

Route Operations (Discontinued Operations)

Nevada Operations

In July 2003 we announced that we had entered into an agreement to sell our Nevada route operations, UCMC, to Century Gaming, Inc., a privately held route operator based in Montana. The sale is subject to certain terms and conditions, including obtaining regulatory approval, which is a process we expect, will be completed in calendar 2004.

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

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

The following table sets forth certain historical data concerning our Nevada route operations:

	Years ended June 30,

	2001	2002	2003

Average number of gaming machines operated	8,083	8,281	8,050
Average number of locations	703	702	681
Average win per day per gaming machine	$67.75	$68.30	$67.60

At June 30, 2003, we operated approximately 7,500 machines on our Nevada route. Contributing to this decrease in the average games deployed was the loss of approximately 300 games, which were destroyed in a fire at one large location owned by a third-party. The Company expects to recover its net investment in these games through proceeds from its insurance carrier.

We enter into long-term agreements with local establishments through either space leases or revenue-sharing arrangements. Under revenue sharing arrangements, most common with taverns, restaurants and convenience stores, we do not pay rent, but rather pay the location owner a percentage of the net win from the gaming machines. Under revenue sharing arrangements, the owner of the local establishment must have a gaming license, in addition to the general slot route operator’s license that we hold. Under space lease arrangements, most common with supermarkets and drug stores, we pay a fixed rental amount to the owner of the local establishment and we receive all of the net win derived from the gaming machines. Under space lease arrangements, only we (and not the establishment owner) are required to hold a gaming license. Most of the local establishments serviced by us are restricted by law to operating no more than 15 gaming machines.

Revenue-sharing arrangements accounted for approximately 80%, 82%, and 83% of revenues and 77%, 78%, and 76% of installed machines, respectively, in our Nevada route operations for the years ended June 30, 2001, 2002 and 2003. At June 30, 2003, the weighted average remaining term of our revenue sharing arrangements was approximately 3.5 years. Space lease arrangements accounted for approximately 20%, 18%, and 17% of revenues and 23%, 22%, and 24% of installed machines, respectively, in our Nevada route operations for the years ended June 30, 2001, 2002 and 2003. At June 30, 2003, the weighted average remaining term of our space leases was 3.2 years.

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

Since the launch of Gamblers Bonus, the gaming machines linked to Gamblers Bonus have experienced an increase in net win per day per machine. As of June 30, 2003, we had the Gamblers Bonus installed in over 4,100 gaming machines at approximately 415 locations or 55% of the installed base of gaming machines. We believe Gamblers Bonus will continue to improve both the revenues and operating efficiencies of our Nevada route operations and has the potential to create additional opportunities in the route operations segment of the gaming industry.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

Customers. We have a diversified customer base with no one customer accounting for more than 3% of our revenues generated from Nevada route operations during the year ended June 30, 2003, although approximately 7% of such revenues were generated through an affiliated group of such customers. The affiliated group consists of eight partnerships each having one individual partner who is common to all such partnerships. For the year ended June 30, 2003, the ten largest customers accounted for approximately 16% of the Nevada route operations revenues.

Assembly Operations. In years prior to 1998, our route operations manufactured their own gaming machines for use in our Nevada route operations. These machines represent approximately 31% of the gaming machines currently used in the Nevada route operations at June 30, 2003. In July 1998, we received regulatory approval to begin using the Bally Game Maker® platform for Gamblers Bonus gaming machines deployed on the Nevada route. At June 30, 2003, approximately 41% of the installed base of gaming machines on the Nevada route was manufactured by Bally Gaming.

Competition. We are subject to substantial direct competition for our revenue-sharing and space lease locations from several large route operators and numerous small operators, located principally in Las Vegas, Reno and the surrounding areas and from other forms of gaming. UCMC, Herbst Gaming, Inc., and Golden Gaming are the largest route operators in Nevada. The principal methods of competition for route operators include the economic terms of the revenue sharing or space lease arrangement, the services provided, the Gamblers Bonus product and the reputation of the route operator. Price competition is intense and can reduce our gross margin on such operations if the percentage of the gaming machine revenues retained by the local establishment increases.

Louisiana Operations

In July 2003 we announced that we sold our interest in the Louisiana route, VSI, to Gentilly Gaming, LLC., to be effective June 30, 2004. In conjunction with this sale agreement we obtained an extension of the current operation agreement to June 30, 2004.

Overview. On the basis of our Nevada route operations expertise, in March 1992 we obtained a contract to operate video poker gaming machines in the greater New Orleans, Louisiana area through a subsidiary, VSI. VSI operates pursuant to an agreement with Fair Grounds Corporation and its affiliates, Jefferson Downs Corporation and Finish Line Management Corporation (collectively, “Fair Grounds”), pursuant to which VSI is the exclusive operator of video poker machines at the only racetrack in the greater New Orleans area and nine associated off-track betting parlors (OTB’s). We operate the game rooms where the video poker machines are located for each of the nine facilities owned by Fair Grounds, for which we pay a percentage of the revenue generated by the machines. As of June 30, 2003, we had approximately 700 video poker machines in Louisiana.

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

We are prohibited by the Louisiana Video Draw Poker Device Control Law and the rules and regulations promulgated there under (“the Louisiana Act”) from engaging in both the manufacture and operation of video poker gaming in Louisiana and, therefore, we do not manufacture our own video poker machines for use in Louisiana.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

Sales and Marketing. VSI has developed an extensive marketing program under the name “The Rockin Horse Game Room” which is designed to attract primarily local residents to VSI’s facilities. Media placement has focused on newspaper and radio advertising with promotions including players’ club, direct mailings and offerings of a wide range of prizes. We intend to expand our operations selectively in the greater New Orleans area by increasing the number of video poker machines in certain of our existing locations as demand warrants. We continue to investigate the addition of new locations under our current contract with the Fair Grounds in areas where competitive factors are favorable. Under the Louisiana Act, racetracks and OTBs are permitted to install an unlimited number of video poker machines while truck stops and taverns may install only limited numbers of such machines.

Competition. The racetrack and OTB locations where we operate video poker machines compete with several riverboat casinos, one land based casino, and with many truck stops and “tavern” locations with liquor licenses throughout the New Orleans area. Each truck stop is permitted to operate up to fifty video poker machines and each tavern is permitted to operate up to three video poker machines. Louisiana has riverboat gaming statewide and three riverboats are currently operating in the greater New Orleans area. The riverboats and land-based casino are permitted to have live table games and an unlimited number of gaming machines, including slot machines.

Wall Machines and Amusement Games (Discontinued operations)

On July 18, 2003, we completed the sale of our wall machine and amusement game business unit to a third party equity investor for $16.5 million. Management believes the German wall machine market has declined to under 190,000 units. Management believes that the size of the wall machine market has declined from prior years due to changes mainly in the tavern markets and an increase in non-payout entertainment games, as well as the impact from the overall slowdown in the German economy.

The German legislative authorities regulate and monitor the wall machine industry on an ongoing basis to ensure conformance with certain manufacturing standards and the fairness of each machine to users. Existing legislation covers prescribed licensing procedures, the use, installation and operation of wall machines and the taxation of wall machines.

The regulations regarding the useful life of a wall machine (currently 48 months) are under review, and there is substantial pressure from the operators to increase the life. The timing of such a change, if any, is not known, but if enacted would likely have an adverse impact on the wall machine manufacturing industry.

Patents, Copyrights and Trade Secrets

Bally Gaming, Inc., is the copyright owner (or has licenses to use) game software, artwork and video presentation and has registered some of these copyrights with the U.S. Copyright Office. Some games, cash handling mechanisms, and other gaming device mechanisms (either currently used or reserved for future development including several related to Gamblers Bonus) are covered either by pending patent applications or issued patents, both foreign and domestic. The expiration dates of these patents vary and are based on their filing or issue dates. In addition, many of the games have trademarks registered with the U.S. Patent and Trademark Office, state trademark registries, or both. Together with our subsidiaries, we have over two hundred registered or pending trademark applications in the United States and around the world.

Bally Gaming, Inc., is obligated under several patent agreements to pay royalties ranging from approximately $10 to $500 per applicable game depending on the components in the gaming machines. In addition, we have obtained the rights to certain game ideas and intellectual property that require Bally Gaming and Systems to pay royalties based on either fixed amounts or variable amounts based upon game performance. Royalty expense for Bally Gaming and Systems for the years ended June 30, 2001, 2002, and 2003 was $3.5 million, $2.8 million, and $4.2 million, respectively.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

Employees and Labor Relations

As of June 30, 2003, we and our subsidiaries employed approximately 1,540 persons (excluding employees of Bally Wulff which was sold in July 2003), which include approximately 915 persons in Nevada, 500 persons in Mississippi, 95 persons in various other states and 30 in various foreign countries. These employees are not covered by collective bargaining agreements. We believe we have satisfactory relationships with our employees.

Additionally, for our discontinued route operations, we employed approximately 645 persons in Nevada, and 60 persons in Louisiana. Employees in Nevada and Louisiana are not covered by collective bargaining agreements.

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

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

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

If the Nevada Gaming Authorities were to find an officer, director, or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Intermediary Companies, the Corporate Licensees, or us, the companies involved would have to sever all relationships with that person. In addition, the Nevada Commission may require the Intermediary Companies, the Corporate Licensees or us to terminate the employment of any person who refuses to file appropriate applications. Licensing and suitability determinations are not subject to judicial review in Nevada.

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

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

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

The Nevada Act requires any person who acquires more than 5 percent of any class of a Registered Corporation’s voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10 percent of any class of a Registered Corporation’s voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the chairman of the Nevada Board mails written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Act, that acquires more than 10 percent, but not more than 15 percent (nineteen percent if such additional ownership results from a stock repurchase program conducted by the Registered Corporation, subject to certain conditions), of a class of a Registered Corporation’s voting securities may apply to the Nevada Commission for a waiver of finding of suitability if the institutional investor holds the securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the corporate charter, bylaws, management, policies, or operations of the Registered Corporation or any of its gaming affiliates, or any other action the Nevada Commission finds to be inconsistent with holding the Registered Corporation’s voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in Registered Corporation’s management, policies, or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with investment-only intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership, or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

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

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

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

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

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

The Mississippi Act provides for legalized dockside gaming in each of the fourteen counties that border the Gulf Coast or the Mississippi River, but only if the voters in the county have not voted to prohibit gaming in that county. Currently, dockside gaming is permissible in nine of the fourteen eligible counties in the state and gaming operations have commenced in seven counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River, or in the waters of the State of Mississippi lying south of the state in eligible counties along the Mississippi Gulf Coast. Litigation is pending with respect to the expansion of eligible gaming sites to a site on the Big Black River in Warren County near Interstate 20 between Jackson and Vicksburg, Mississippi, where the Rainbow Casino is located. The Mississippi Commission ruled that the site was unsuitable, and the Mississippi Supreme Court upheld the Commission’s decision. The landowner and the license applicant have filed a petition for rehearing, which is pending before the Mississippi Supreme Court. The Mississippi Act permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space that may be utilized for gaming.

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

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

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

There are no limitations on the number of licenses that may be issued in Mississippi. Gaming and manufacturer and distributor licenses are not transferable, are issued for a three-year period (and may be renewed for two additional three-year periods) and must be renewed or continued thereafter. In June 2003, RCVP was granted a three-year renewal of its gaming license by the Mississippi Commission, and BGI was granted three-year renewals of its manufacturer and distributor license and its wide-area progressive operator license.

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

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

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

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

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

License fees and taxes, computed in various ways depending on the type of gaming involved, are payable to the State of Mississippi and to the counties and cities in which a licensed gaming subsidiary’s operations are conducted. Depending on the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly, or annually and are based on (i) a percentage of the gross gaming revenues received by the casino operation; (ii) the number of gaming devices operated by the casino; or (iii) the number of table games operated by the casino. The license fee payable to the State of Mississippi is based upon “gaming receipts” (generally defined as gross receipts less payouts to customers as winnings), and the current maximum tax rate imposed is 8 percent of gaming receipts in excess of $134,000 per month. The foregoing license fees we pay are allowed as a credit against our Mississippi income tax liability paid for the year. The gross revenue fee imposed by the City of Vicksburg, Mississippi, where RCVP’s casino operations are located, equals approximately 4 percent of gaming receipts.

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

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

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

New Jersey. BGI is licensed by the New Jersey Casino Control Commission (the “New Jersey Commission”) as a gaming-related casino service industry (“CSI”) in accordance with the New Jersey Casino Control Act (the “Casino Control Act”). We are a holding company of BGI, as that term is defined by the Casino Control Act, and thus are a qualifier in connection with BGI’s CSI license and have been approved as such by the New Jersey Commission.

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

We and our key personnel have obtained, or applied for, all government licenses, registrations, findings of suitability, permits, and approvals necessary for the manufacture, distribution and, where permitted, operation of gaming machines in the jurisdictions in which we do business. We and the holders of our securities may be subject to the provisions of the gaming laws of each jurisdiction where we or our subsidiaries are licensed or conduct business, including, without limitation, Arizona, California, Colorado, Connecticut, Delaware, Illinois, Indiana, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Missouri, Montana, Nevada, New Jersey, New Mexico, New York, South Dakota, Washington, West Virginian, Wisconsin, and the local regulatory authorities within each such

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

state, as well as Australian, Canadian, and other foreign gaming jurisdictions in which Bally Gaming International, Inc. (“BGII”) and its subsidiaries are licensed or conduct business.

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

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

riverboat, and land-based casino licensees. However, recent changes have been enacted to Louisiana’s Gaming Law to allow manufacturers to apply for and obtain one permit to be able to conduct business in the different gaming venues.

ITEM 2. PROPERTIES

The following table sets forth information regarding our leased properties for our continuing operations (exclusive of space leases in connection with our gaming device routes) as of June 30, 2003, all of which are fully utilized unless otherwise noted (dollars in 000’s):

			Annual
		Building	Rental
Location	Use	Square Feet	Payments

Sparks, NV	Administrative offices and warehousing	38,300	$345
Las Vegas, NV (1)	Ground lease	—	365
Sparks, NV	Sales offices and warehousing	11,000	132
Atlantic City, NJ	Sales offices and warehousing	15,800	136
Biloxi, MS	Sales offices	5,000	47
Westchester, IL	Sales offices	4,900	44
Hollywood, FL	Sales offices	3,400	8
Temecula, CA	Sales offices	2,000	20
Atlantic City, NJ	Administrative offices	750	10
San Juan, P R	Sales offices	1,000	12
Las Vegas, NV	Warehousing	86,300	549
Vicksburg, MS	Administrative offices	2,700	19
Vicksburg, MS	Administrative offices	1,200	9
Shropshire, England	Administrative offices	1,550	14
Shropshire, England	Administrative offices	1,550	14
Graz, Austria	Administrative offices	1,184	11
Nice, France	Administrative offices	4,305	60
Montevideo, Uruguay	Administrative offices	1,238	28
Lima, Peru	Administrative offices	1,076	13
Absecon, NJ	Direct mail office	5,300	63
Egg Harbor Township, NJ	General and research and development office	15,500	257
Sparks, NV (2)	Ground lease	—	5
Sparks, NV	Warehousing	3,600	23
Hannover, Germany	Administrative offices and warehousing	13,292	84

(1)	Lease consists of ground lease for parking.

(2)	Lease consists of long-term land lease for parking at Rail City Casino.

The following table sets forth information regarding properties owned by us as of June 30, 2003 for our continuing operations, all of which are fully utilized unless otherwise noted:

		Building
Location	Use	Square Feet

Las Vegas, NV	Administrative offices and manufacturing (a)	150,000
Reno/Sparks, NV	Casino (a)	35,000
Vicksburg, MS	Casino	33,000
Vicksburg, MS	Entertainment facility	20,000
Vicksburg, MS	Administrative offices	3,200
Vicksburg, MS	Vacant-Land	—
North Las Vegas, NV	Land/Parking	—

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

(a)  These facilities are mortgaged collateral for our Credit Facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

See Note 9 to the Consolidated Financial Statements for information as to our lease commitments with respect to the foregoing rental properties. We believe our facilities are suitable for our needs and we have no future expansion plans that would make these properties inadequate.

The following table sets forth information regarding our discontinued operations leased properties (exclusive of space leases in connection with our gaming device routes, and excluding the Berlin building which was included in the sale of Bally Wulff in July 2003) as of June 30, 2003, all of which are fully utilized unless otherwise noted (dollars in 000’s):

			Annual
		Building	Rental
Location	Use	Square Feet	Payments

Las Vegas, NV	Nevada route operations	23,800	$286
Las Vegas, NV	Warehousing	15,000	113
Elko, NV	Sales office and route operations	4,200	9
Sparks, NV	Route operations	12,100	96
Carson City, NV	Route operations	2,500	10
Winnemucca, NV	Route operations	1,200	5
Pahrump, NV	Route operations	750	6
New Orleans, LA	Louisiana route operations	6,000	65
Metairie, LA	OTB operation	5,000	59
LaPlace, LA	OTB operation	2,500	105
Harahan, LA	OTB operation	2,300	72

In addition, we lease 19 bar and tavern properties that have been subleased to other operators in connection with our Nevada route operations. The properties range in size from approximately 1,750 square feet to 7,700 square feet. The remaining terms of the leases range from 6 months to 8 years with monthly payments ranging from approximately $2,500 to $13,500.

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

Year Ended June 30, 2003

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

On December 12, 2002 our common stock became listed on the New York Stock Exchange under the symbol “AGI”. Formerly our common stock was traded on the NASDAQ Index under the symbol “ALLY”. The following table sets forth the high and low closing bid price of the Common Stock as reported by the NYSE or NASDAQ for the periods indicated.

	Price Range of
	Common Stock

	High	Low

Fiscal Year Ended June 30, 2002
1st Quarter	$9.90	$5.50
2nd Quarter	14.93	7.03
3rd Quarter	17.14	13.72
4th Quarter	15.25	11.65
Fiscal Year Ended June 30, 2003
1st Quarter	$16.06	$11.55
2nd Quarter	18.01	13.31
3rd Quarter	17.30	13.38
4th Quarter	19.03	14.50

As of August 1, 2003, we had approximately 1,000 holders of record of our Common Stock.

There is currently no established public trading market for our Series E Special Stock.

We have never declared or paid cash dividends on our Common Stock. The indenture for the Company’s existing 10% Senior Subordinated Notes (the “Indenture”) and the loan agreement for our bank credit facility each restrict our ability to pay any dividends or make any other payment or distribution of any of our Restricted Subsidiaries’ Equity Interests (as defined). We intend to follow a policy of retaining earnings, if any, to finance growth of our business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be at the sole discretion of the Board of Directors and will depend on our profitability, our ability to pay dividends under the terms of the Indenture and our financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

Equity Compensation Plans

The following table sets forth information as of June 30, 2003 with respect to our equity compensation plans that provides for the issuance of stock options to purchase Alliance Gaming Corporation common stock:

Number of Securities
available for future
issuance under equity
	Number of Securities	Wt. average	compensation plans
	to be issued upon	exercise price	(excluding securities
	exercise of outstanding	of outstanding	reflected in the first
Plan Category	options	options	column)

Equity compensation plans approved by security holders	3,309,626	$9.51	2,450,000
Equity compensation plans not approved by security holders	—	—	—

Total	3,309,626	$9.51	2,450,000

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited consolidated financial statements. The table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto. The amounts shown below have been restated to conform to present the route operations and Bally Wulff business units as discontinued operations.

Fiscal Years Ended June 30,

	1999	2000	2001	2002	2003

	(In 000’s, except per share amounts)
Statements of Operations Data
Total revenues	$188,501	$203,233	$235,035	$296,074	$407,560
Unusual items (1)	—	2,164	6,489	—	—
Operating income	5,193	9,677	33,922	57,108	89,936
Income (loss) from continuing operations before income taxes	(26,607)	(24,350)	(3,163)	28,557	62,745
Income tax expense (benefit) (2)	(1,033)	(940)	(1,313)	(38,440)	22,316

Net income (loss) from continuing operations	(25,574)	(23,410)	(1,850)	66,997	40,429
Special stock dividends	(1,697)	—	—	—	—
Discontinued Operations:
Loss on sale of wall machines and amusement games unit, net of tax benefit (3)	—	—	—	—	(25,358)
Income (loss) from discontinued operations of wall machines and amusement games unit, net (4)	4,354	(5,740)	2,453	(17,167)	(895)
Income from discontinued operations of Nevada Route, net	9,740	11,677	12,339	12,580	4,059
Income from discontinued operations of Louisiana Route, net	2,653	2,438	1,540	1,439	1,288

Income (loss) from discontinued operations	16,747	8,375	16,332	(3,148)	(20,906)

Net income (loss)	$(10,524)	$(15,035)	$14,482	$63,849	$19,523

Basic earning (loss) per share:(5)
Continuing operations	$(0.70)	$(0.57)	$(0.04)	$1.45	$0.82
Discontinued operations	$0.43	$0.20	$0.39	$(0.07)	$(0.42)

Total	$(0.27)	$(0.37)	$0.35	$1.38	$0.40

Diluted earning (loss) per share:(5)
Continuing operations	$(0.70)	$(0.57)	$(0.04)	$1.41	$0.81
Discontinued operations	$0.43	$0.20	$0.38	$(0.07)	$(0.42)

Total	$(0.27)	$(0.37)	$0.34	$1.34	$0.39

As of June 30,

	1999	2000	2001	2002	2003

	(In 000’s)
Balance Sheet Data
Cash and cash equivalents	$2,460	$11,878	$30,657	$33,240	$40,158
Working capital (6)	46,375	57,120	54,116	102,745	156,109
Total assets	356,307	352,930	371,017	459,880	525,165
Total long term debt, including current maturities	297,694	321,601	339,559	341,799	345,215
Total stockholders’ equity (deficiency)	(30,408)	(50,795)	(39,205)	45,986	91,630

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

(1)	The Company has recorded the following unusual items:

•	During the year ended June 30, 2000, restructuring and related charges totaled approximately $8.1 million. The restructuring and related costs were incurred pursuant to a plan adopted by the Company for staff reductions throughout the Company. Included in the restructuring costs is a $1.9 million charge for a valuation reserve for certain inventory for the Australian market, which was a market we exited in 2000.

•	During the year ended June 30, 2000, gains for the sale of certain gaming management and development rights totaling $4.0 million.

•	During the year ended June 30, 2001, the Company incurred costs and expenses to sell the Nevada Route Operations totaling $6.5 million consisting primarily of the break-up fee paid by the Company to terminate the sale.

(2)	During the year ended June 30, 2002 we recorded a tax benefit resulting from the reduction of previously recorded valuation reserves against net deferred tax assets, primarily net operating loss carry forwards, totaling $37 million (included in the income tax provision).

(3)	In June 30, 2003, we entered into a definitive agreement for the sale of Bally Wulff and we wrote down the carrying value of the remaining net assets of Bally Wulff to the sale price of $16.5 million, resulting in a charge of $25.4 million, net of tax (included in discontinued operations).

(4)	During the year ended June 30, 2002, we recorded a non-cash charge to write-down goodwill and other long-lived assets of Bally Wulff, totaling $24.1 million (included in discontinued operations).

(5)	The earnings per share amounts have been restated for all periods presented to reflect the two-for-one stock splits effective August 21, 2001 and April 9, 2002.

(6)	Excludes assets and liabilities of discontinued operations held for sale.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

As of June 30, 2003, we had $40.2 million in cash and cash equivalents. In addition we had net working capital of approximately $156.1 million, an increase of approximately $53.4 million from June 30, 2002, which is explained in the working capital section below. Consolidated cash and cash equivalents at June 30, 2003, includes approximately $3.8 million of cash utilized in our Casino Operations that is held in vaults, cages or change banks. Additionally, pursuant to various state gaming regulations, we maintain certain cash accounts to ensure availability of funds to pay wide-area progressive jackpot awards, which totaled approximately $14.5 million at June 30, 2003.

In September 2003, we completed a refinancing of our senior bank credit facility, which now consists of a $275.0 million term loan, and a $125.0 million revolving credit facility (which can be increased by up to $75.0 million upon the consent of the bank group, any time during the term of the agreement) (“the Refinancing”). Proceeds from the term loan were used to repay our existing bank term loans totaling approximately $188 million, repay $150.0 million of our 10% Senior Subordinated Notes and to pay transaction fees and expenses. The new term loan has a 1% per year mandatory principal amortization, with a 6 year maturity and bears interest at LIBOR plus 2.75%. The revolving credit facility commitment decreases ratably over the 5 year term of the commitment to a 60% balloon and bears interest at LIBOR plus 2.50%. The bank loan contains certain financial and operational covenants, however there are no borrowing base requirements. As of the initial borrowing date on September 5, 2003 we are in compliance with the covenants.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

As a result of the Refinancing described above, the Company will record a pre-tax charge in the September 2003 period of approximately $12.0 million, which includes $5.0 million for the early extinguishment of the Subordinated Notes, and $7.0 million for the non-cash write off of deferred financing costs.

Management believes that cash flows from operating activities, cash and cash equivalents held and the availability of the revolving credit facility commitment will provide us with sufficient capital resources and liquidity. At June 30, 2003, we had no material commitments for capital expenditures.

Working Capital

The following table presents the components of consolidated working capital at June 30, 2002 and 2003, excluding assets and liabilities of discontinued operations (dollars in 000’s):

	Balance at June 30,

	2002	2003	Change

Cash and cash equivalents	$33,240	$40,158	$6,918
Accounts and notes receivable, net	60,274	98,408	38,134
Inventories, net	30,434	32,172	1,738
Deferred tax assets, net	27,586	44,821	17,235
Other current assets	8,333	8,516	183

Total current assets	159,867	224,075	64,208

Accounts payable	14,323	22,912	8,589
Jackpot liabilities	5,855	10,604	4,749
Accrued liabilities	32,954	30,913	(2,041)
Current maturities of long-term debt	3,990	3,537	(453)

Total current liabilities	57,122	67,966	10,844

Net working capital	$102,745	$156,109	$53,364

The primary fluctuations contributing to the increase in working capital were: (i) a net increase in accounts and notes receivable resulting from an increase in sales, primarily in the Bally Gaming and Systems business unit; (ii) an increase in inventory due to a larger backlog of sales; (iii) an increase in deferred tax assets due primarily to the capital loss carry forwards recognized in conjunction with the sale of Bally Wulff, and (iv) the impact of foreign exchange fluctuations between the dollar and the euro dollar on all working capital categories.

Cash Flow

During the year ended June 30, 2003, cash provided from operating activities totaled $44.1 million, an increase of $16.4 million compared to the prior year period.

During the year ended June 30, 2003, we used $48.3 million of cash in investing activities resulting primarily from capital expenditures totaling $11.9 million, costs incurred to produce participation games totaling $21.4 million, net cash used in the acquisition of CMS, MCC and Honeyframe totaling $11.5 million and payments for computer software totaling $2.1 million.

During the year ended June 30, 2003, cash flow from financing activities included $2.6 million of cash provided from the exercise of stock options, offset by principal payments on other long term debt totaling $4.7 million.

Customer Financing

Management believes that customer financing terms and leasing have become an increasingly important competitive factor for the Bally Gaming and Systems business units. Competitive conditions sometimes require Bally Gaming and Systems to grant extended payment terms on gaming machines, systems and other gaming equipment, especially

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

for sales in emerging markets. While these financings are normally collateralized by such equipment, the resale value of the collateral in the event of default may be less than the amount financed. Accordingly, we have greater exposure to the financial condition of our customers in emerging markets than had historically been the case in established markets like Nevada and Atlantic City.

During fiscal 2003, the Company provided equipment financing to two Native American tribes totaling $24.1 million. These notes have terms of 36 and 48 months and rate of interest of 6% and 10%, respectively. Both of these notes are currently performing in accordance with their terms.

Euro Currency Conversion

Our Bally Gaming International GmbH subsidiary uses the euro as its functional currency. The euro currency replaced the deutschemark as well as most other European currencies after a phase in period, which began January 1, 1999 and was fully adopted in January 2002.

Results of Operations

The following table reconciles our earnings before interest, taxes, depreciation and amortization (“EBITDA”) to our consolidated net income (loss) from continuing operations (in 000s):

	Years ended June 30,
	2001	2002	2003

Net income (loss) from continuing operations	$(1,850)	$66,997	$40,429
Income tax expense (benefit)	(1,313)	(38,440)	22,316
Other expense	4,783	700	1,767
Interest expense, net	32,302	27,851	25,424

Operating income	33,922	57,108	89,936
Depreciation and amortization	12,886	14,570	21,603

EBITDA from continuing operations	$46,808	$71,678	$111,539

The following tables reconcile operating income by business segment to EBITDA:

For the year ended June 30, 2003 (from continuing operations) (in 000s):

	Operating	Depreciation
	Income	and
	(Loss)	Amortization	EBITDA

Bally Gaming and Systems	$82,879	$16,002	$98,881
Casino Operations	20,270	3,315	23,585
Corporate expenses	(13,213)	2,286	(10,927)

	$89,936	$21,603	$111,539

For the year ended June 30, 2002 (from continuing operations) (in 000s):

	Operating	Depreciation
	Income	and
	(Loss)	Amortization	EBITDA

Bally Gaming and Systems	$47,172	$10,236	$57,408
Casino Operations	22,498	2,132	24,630
Corporate expenses	(12,562)	2,202	(10,360)

	$57,108	$14,570	$71,678

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

For the year ended June 30, 2001 (from continuing operations) (in 000s):

	Operating	Depreciation
	Income	and
	(Loss)	Amortization	EBITDA

Bally Gaming and Systems	$26,980	$9,027	$36,007
Casino Operations	25,258	2,300	27,558
Corporate expenses	(11,827)	1,559	(10,268)
Unusual item	(6,489)	—	(6,489)

	$33,922	$12,886	$46,808

In fiscal year 2001, the Company recorded charges of $6.5 million for costs and expenses incurred to terminate the agreement to sell the Nevada Route Operations, which consisted primarily of the break-up fee paid by the Company.

The following table reconciles our earnings before interest, taxes, depreciation and amortization (“EBITDA”) to our consolidated net income (loss) from our discontinued operations (in 000s):

	Years ended June 30,
	2001	2002	2003

Net income (loss) from discontinued operations	$16,332	$(3,148)	$(20,906)
Income tax expense (benefit)	1,924	2,563	(10,425)
Other expense	727	825	717
Interest income (expense), net	1,462	(957)	(926)

Operating income (loss)	20,445	(717)	(31,540)
Depreciation and amortization	14,859	17,282	16,751

EBITDA from discontinued operations	$35,304	$16,565	$(14,789)

For the year ended June 30, 2003 (from discontinued operations) (in 000s):

	Operating	Depreciation
	Income	and
	(Loss)	Amortization	EBITDA

Wall Machines and Amusement Games	$(1,875)	$2,731	$856
Route Operations	9,063	14,020	23,083
Asset impairment charges	(38,728)	—	(38,728)

	$(31,540)	$16,751	$(14,789)

During the year ended June 30, 2003, we recorded a charge of $38.7 million to write down the assets of Bally Wulff to the sales price.

For the year ended June 30, 2002 (from discontinued operations) (in 000s):

	Operating	Depreciation
	Income	and
	(Loss)	Amortization	EBITDA

Wall Machines and Amusement Games	$7,942	$5,213	$13,155
Route Operations	15,470	12,069	27,539
Asset impairment charges	(24,129)	—	(24,129)

	$(717)	$17,282	$16,565

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

During the year ended June 30, 2002 we recorded a charge of $24.1 million to write down the goodwill and other long-lived assets of Bally Wulff.

For the year ended June 30, 2001 (from discontinued operations) (in 000s):

	Operating	Depreciation
	Income	and
	(Loss)	Amortization	EBITDA

Wall Machines and Amusement Games	$4,963	$5,555	$10,518
Route Operations	15,482	9,304	24,786

	$20,445	$14,859	$35,304

We believe that the analysis of EBITDA is a useful adjunct to operating income, net income, cash flows and other GAAP-based measures. However, EBITDA should not be construed as an alternative to net income (loss) or cash flows from operating, investing and financing activities determined in accordance with GAAP or as a measure of liquidity. EBITDA is a common measure of performance in the gaming industry but may not be comparable to similarly titled measures reported by other companies. We disclose EBITDA primarily because it is a performance measure used by management in evaluating the performance of our business units and is one of several performance measures used in our management incentive plan. Additionally, EBITDA is utilized as a performance measure in covenants for our bank credit agreement.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

2003 Compared with 2002

Bally Gaming and Systems

Summary financial results and operating statistics (dollars in 000’s):

	Twelve Months Ending June 30,
	2002	2003

Revenues
Game sales	$105,675	$188,282
System sales	64,840	91,542
Gaming operations	53,188	55,612

Total revenues	223,703	335,436
Gross Margin
Game sales	40,680	81,805
System sales	48,251	70,110
Gaming operations	36,052	39,169

Total gross margin	124,983	191,084
Selling, general and administrative	52,563	72,248
Research and development costs	15,012	19,955
Depreciation and amortization	10,236	16,002

Operating income	$47,172	$82,879

Operating Statistics:
New Gaming Devices Sold	13,200	19,635
Game Monitoring Units Sold	40,550	35,500
WAP and daily-fee games
End of period installed base	3,635	4,400
Average installed base	3,580	3,980

Our Bally Gaming and Systems business unit reported an overall increase in revenues of 50% for the year-to-date period. Bally game sales division reported an increase in revenues of 78% for the year-to-date period. New units sold increased 49% and the average new-unit selling price (excluding OEM games) increased 10% for the year-to-date period. Bally Systems revenues increased 41% over the prior year driven by increased sales of software licenses for the industry’s leading single-wire TITO solution, eTICKET™ as well as its bonusing and promotions software and a 32% increase in the average selling price per unit, offset by a 12% decrease in game monitoring units shipped. Bally Systems recurring hardware and software revenues increased to $16.9 million for the fiscal year, resulting from the larger base of installed systems, which now stands at approximately 240,000. Gaming Operations revenues increased 5% compared to the prior year end as a result of a 11% increase in the average installed base of wide-area progressive (WAP) and daily-fee games deployed, which now total 1,910 and 2,490, respectively, offset by a decrease in the average revenue per unit. The current placements included the continued roll out of the Company’s latest WAP offering, “Cash for Life,” which in addition to the Nevada link, was launched in both Mississippi and Native American casinos in June, and does not include units placed in Atlantic City which went live in early July.

For the year ended June 30, 2003, the overall gross margin percentage for Bally Gaming and Systems increase slightly to 57% compared to 56% in the prior year.

The overall selling, general and administrative expenses increased 37% for the year-to-date period, resulting from the additional headcount added from acquisitions. Selling, general and administrative costs as a percentage of this business unit’s revenue declined to 22% in the current year-to-date period compared to 24% for the prior year-to-date period. Research and development costs increased 33% for the year-to-date period, resulting from the increase in hardware

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

and software engineers added during the current year. Total depreciation expense increased 56% for the year-to-date period, driven by the increase in the installed base of wide-area progressive and daily fee games, which have displaced certain fully depreciated games in the field.

Casino Operations

Summary financial results and operating statistics (dollars in 000’s):

	Twelve Months Ending June 30,
	2002	2003

Revenues
Rainbow Casino	$52,211	$50,945
Rail City Casino	20,160	21,179

Total revenues	72,371	72,124
Gross Margin
Rainbow Casino	31,190	29,737
Rail City Casino	8,988	9,744

Total gross margin	40,178	39,481
Selling, general and administrative	15,548	15,896
Depreciation and amortization	2,132	3,315
Operating income
Rainbow Casino	17,593	15,306
Rail City Casino	4,905	4,964

Total operating income	$22,498	$20,270

Operating Statistics:
Average Number of Gaming Devices
Rainbow Casino	975	930
Rail City Casino	530	550

Total Gaming Devices	1,505	1,480
Average Number of Table Games	24	23

Rainbow Casino revenues decreased 2% for the year-to-date period, as a result of 5% decrease in the average number of gaming machines offset by 2% increase in net win per day to $144. Rail City Casino reported an increase in revenues of 5% for the year-to-date period. The revenue improvement at the Rail City Casino was attributable to a 5% increase in the average number of gaming machines.

The cost of revenues for Casino Operations as a percentage of revenues increased slightly to 45% for the year-to-date period. This increase was a result of the decrease in revenues, with incremental increases in certain operating costs. Cost of casino revenues includes gaming taxes, rental costs and direct labor including payroll taxes and benefits.

The overall selling, general and administrative expenses increased 2% for the year-to-date period, as a result of an increase in advertising and promotional expenses. Selling, general and administrative costs as a percentage of revenue increased to 22% compared to 21% for the year-to-date-period. Total depreciation expense increased 55% for the year-to-date period as a result of the additional capital improvements made to the Rainbow Casino in the current year.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

Parent Company and other unallocated income (expense)

Summary financial results (dollars in 000’s):

	Twelve Months Ending June 30,
	2002	2003

General and administrative	$10,360	$10,927
Depreciation and amortization	2,202	2,286

Total Parent company expense	$12,562	$13,213

Other income (expense):
Interest income	$379	$221
Interest expense	(28,230)	(25,645)
Minority interest	(1,935)	(2,009)
Other, net	1,235	242

Total other income (expense)	$(28,551)	$(27,191)

Income tax expense (benefit)	$(38,440)	$22,316

The general and administrative expenses increased 5% for the year-to-date period. Compared to the prior year periods, in the current year periods we are incurring higher director and officer and general liability insurance premiums, offset by lower accruals for certain elements of our incentive based compensations plan. Total depreciation expense increased 4% for the year-to-date period.

Interest expense (net of interest income) decreased 9% for the year-to-date-period. The decrease is a result of a lower interest rate on our LIBOR-based bank credit facility.

The Company has significant deferred tax assets, which consist primarily of net operating loss carry forwards and capital loss carryforwards and other timing differences. Management conducts periodic recoverability assessments of these deferred tax assets, which includes evaluating both positive and negative evidential matter to determine if it is “more likely than not” that the deferred tax assets will be realizable. On June 30, 2002, management conducted a recoverability assessment and determined that $37 million in previously reserved deferred tax assets were realizable due to the Company’s profitable operating results in 2001 and 2002 and projected future taxable income. Until the fourth quarter of fiscal year 2002, management did not believe sufficient evidence existed that it was “more likely than not” that such profitable operating results would allow such deferred tax assets to be realized.

Beginning July 1, 2002, the Company began recognizing Federal income tax expense based on 35% of pre-tax domestic income and state income taxes at a rate of approximately 2% of domestic income. For the twelve months ended June 30, 2002, the domestic earnings were offset against net operating loss carry forwards resulting in no Federal income tax expense.

Unusual Items

During the fiscal year ended June 30, 2002, we recorded the following unusual item:

•	The $37.0 million tax benefit discussed above.

Discontinued Operations:

As previously discussed, in July 2003, we announced that we had entered into definitive agreements for the sale of our route operations and Bally Wulff. For purposes of financial reporting, these two business units are now treated as a discontinued operations.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

Route Operations

Summary financial results and operating statistics are as follows (dollars in 000’s):

	Twelve Months Ending June 30,
	2002	2003

Revenues
Nevada	$208,874	$202,398
Louisiana	15,115	14,921

Total revenues	223,989	217,319
Gross Margin
Nevada	33,789	30,929
Louisiana	5,223	4,947

Total gross margin	39,012	35,876
Selling, general and administrative	11,473	12,793
Depreciation and amortization	12,069	14,020

Operating income
Nevada	13,231	7,006
Louisiana	2,239	2,057

Total operating income	$15,470	$9,063

Operating Statistics:
Average Number of Gaming Devices
Nevada	8,270	8,050
Louisiana	700	715

Total Gaming Devices	8,970	8,765

Revenues from the Nevada route operations decreased 3% for the year-to-date period. This decrease was attributable to a decrease in the average net win per gaming machine per day of 1% to $67.60 from $68.30 and a 3% decrease in the average number of gaming machines for the year. Contributing to the reduced game count were the loss of approximately 300 games which were destroyed in a fire at one large location owned by a third-party. The Company expects to recover its net investment in these games through proceeds from its insurance carrier. During the year an additional eight former Raley’s locations that had closed in the December 2002 quarter, were re-opened as Food-4-Less locations. However, play at those locations is currently substantially lower than the historical norms as the Food-4-Less stores build their customer base and the expectation in the future is that Food-4-Less locations will continue to earn much lower figures given the customer(s) marketed for these locations. We have completed the acquisition of the contract for the Longs Drug Stores as well as an extension in that contract for an additional five years through 2012. Gamblers’ Bonus, a cardless players club and player tracking system, continued to have a favorable impact on the net win per day. As of June 30, 2003, the Gamblers’ Bonus product was installed in over 4,160 gaming machines at approximately 415 locations statewide or 55% of the installed base of gaming machines.

Revenues from route operations in Louisiana reported a decrease of 1% for year-to-date period remained. The decrease was primarily the result of a 4% decrease in the net win per gaming machine per day to $56.95 from $59.15, offset by a 3% increase in the number of gaming units deployed.

For year-to-date ended June 30, 2003, the overall gross margin percentage for the Route Operations decreased slightly, as a result of the decrease in revenues, with incremental increases in certain operating costs.

The overall selling, general and administrative expenses increased 12% for the year-to-date period. Selling, general and administrative costs as a percentage of revenue increased to 6% compared to 5% for the year-to-date period. Total

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

depreciation expense increased 16% for the year-to-date period, driven by the increase in gaming rights fees amortization and depreciation on a higher capital invested in the installed base of gaming devices.

Wall Machines and Amusement Games

Summary financial results and operating statistics are as follows (dollars in 000’s):

	Twelve Months Ending June 30,
	2002	2003

Revenues	$74,721	$60,241
Gross Margin	37,478	26,491
Selling, general and administrative	21,722	22,143
Research and development costs	2,601	3,492
Depreciation and amortization	5,213	2,731
Asset impairment charges	24,129	38,728

Operating income (loss)	$(16,187)	$(40,603)

Operating Statistics:
Number of New Wall Machines Sold	9,850	6,025
Number of New Wall Machines Leased	5,380	5,870
Installed Base of Leased Machines	7,450	7,100

Wall Machines and Amusement Games reported a decrease in revenues of 19% for the year-to-date period. The decrease in revenues is a result of a 39% decrease in new units sold and a 5% decrease in the installed base of leased games, offset by an 11% increase in the average selling price.

During the fiscal year ended June 30, 2002, we recorded a $24.1 million non-cash write down of goodwill and other long-lived assets related to Bally Wulff in Germany as a result of valuation reviews performed in accordance with FASB No. 142 “Goodwill and Other Intangibles” and FASB No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

As a result of the sale transaction completed in July 2003, we wrote down the carrying value of the remaining net assets of Bally Wulff to the sale price of $16.5 million, resulting in a gross charge of $38.7 million (or $25.4 million net of tax), recorded in June 2003.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

2002 Compared with 2001

Bally Gaming and Systems

Summary financial results and operating statistics (dollars in 000’s):

	Twelve Months Ending June 30,
	2001	2002

Revenues
Game sales	$86,551	$105,675
System sales	46,562	64,840
Gaming operations	28,423	53,188

Total revenues	161,536	223,703
Gross Margin
Game sales	32,958	40,680
System sales	33,179	48,251
Gaming operations	17,976	36,052

Total gross margin	84,113	124,983
Selling, general and administrative	37,078	52,563
Research and development costs	11,028	15,012
Depreciation and amortization	9,027	10,236

Operating income	$26,980	$47,172

Operating Statistics:
New Gaming Devices Sold	10,500	13,200
Game Monitoring Units Sold	32,700	40,550
WAP and daily-fee games
End of period installed base	3,180	3,635
Average installed base	2,765	3,580

Our Bally Gaming and Systems business unit reported an overall increase in revenues of 39% for the year-to-date period. Bally game sales division reported an increase in revenues of 22% for the year-to-date period. New units sold increased 26% and the average new-unit selling price (excluding OEM games) increased 10% for the year-to-date period. Bally Systems revenues increased 39% over the prior year driven by a record shipment of 40,550 games monitoring units and continued strength in new system installations. Bally Systems recurring hardware and software revenues increased to $9.0 million for the fiscal year, resulting from the larger base of installed systems. Gaming Operations revenues increased 87% compared to the prior year end as a result of a 29% increase in the average installed base of wide-area progressive and daily-fee games deployed, which now total 2,285 and 1,350, respectively, and an increase in the average revenue per unit.

For the year ended June 30, 2002, the overall gross margin percentage for Bally Gaming and Systems improved to 56% compared to 52% in the prior year. The improvement was due to improved margin contribution for gaming machines sales as a result of the improved fixed cost absorption rate resulting from the increased volume of new unit sales.

The overall selling, general and administrative expenses increased 42% for the year-to-date period, resulting from the additional headcount added from acquisitions. Selling, general and administrative costs as a percentage of this business unit’s revenue increased slightly to 24% in the current year-to-date period compared to 23% for the prior year-to-date period. Research and development costs increased 36% for the year-to-date period, resulting from the increase in hardware and software engineers added during the current year. Total depreciation expense increased 13% for the year-to-date period, driven by the increase in the installed base of wide-area progressive and daily fee games, which have displaced certain fully depreciated games in the field.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

Casino Operations

Summary financial results and operating statistics (dollars in 000’s):

	Twelve Months Ending June 30,
	2001	2002

Revenues
Rainbow Casino	$54,549	$52,211
Rail City Casino	18,950	20,160

Total revenues	73,499	72,371
Gross Margin
Rainbow Casino	32,679	31,190
Rail City Casino	8,279	8,988

Total gross margin	40,958	40,178
Selling, general and administrative	13,400	15,548
Depreciation and amortization	2,300	2,132

Operating income
Rainbow Casino	20,725	17,593
Rail City Casino	4,533	4,905

Total operating income	$25,258	$22,498

Operating Statistics:
Average Number of Gaming Devices
Rainbow Casino	945	975
Rail City Casino	500	530

Total Gaming Devices	1,445	1,505
Average Number of Table Games	26	24

Rainbow Casino revenues decreased 4% for the year-to-date period, as a result of 6% decrease in net win per day to $141 offset by 3% increase in the average number of gaming machines. This decline is a result of the significant competitive pressure in a market that is growing at less than its historical norm. Rail City Casino reported an increase in revenues of 6% for the year-to-date period. The revenue improvement at the Rail City Casino was attributable to a 6% increase in the average number of gaming machines and an increase in the average gaming machine net win per day of 2% to $86 from $84 in the prior year.

For the year ended June 30, 2002, the cost of revenues for Casino Operations as a percentage of revenues has remained constant at approximately 45%.

The overall selling, general and administrative expenses increased 16% for the year-to-date period, as a result of an increase in advertising and promotional expenses. Selling, general and administrative costs as a percentage of revenue increased to 22% compared to 18% for the year-to-date-period. Total depreciation expense decreased 7% for the year-to-date period as a result of significant gaming assets having reached the end of their depreciable lives.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

Parent Company and other unallocated income (expense)

Summary financial results and operating statistics (dollars in 000’s):

	Twelve Months Ending June 30,
	2001	2002

General and administrative	$10,268	$10,360
Depreciation and amortization	1,559	2,202

Total Parent company expense	$11,827	$12,562

Other income (expense):
Interest income	$639	$379
Interest expense	(32,941)	(28,230)
Minority interest	(2,165)	(1,935)
Other, net	(2,618)	1,235

Total other expense	$(37,085)	$(28,551)

Income tax expense (benefit)	$(1,313)	$38,440

The general and administrative expenses increased 1% for the year-to-date period. This increase was driven by higher corporate litigation costs. Total depreciation expense increased 41% for the year-to-date period as a result of increased amortization of capitalized debt issuance costs.

Interest expense (net of interest income) decreased 14% for the year-to-date-period. The decrease is a result of a lower interest rate on our LIBOR-based bank credit facility.

Unusual Items

During the fiscal year ended June 30, 2002, we recorded the following unusual item:

•	The previously discussed $37.0 million tax benefit.

During the fiscal year ended June 30, 2001, we recorded the following unusual item:

•	Unusual charge of $6.5 million for costs and expenses incurred to terminate the agreement to sell the Nevada Route Operations, which consisted primarily of the break-up fee paid by the Company.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

Discontinued Operations:

Route Operations

Summary financial results and operating statistics (dollars in 000’s):

	Twelve Months Ending June 30,
	2001	2002

Revenues
Nevada	$205,105	$208,874
Louisiana	16,400	15,115

Total revenues	221,505	223,989
Gross Margin
Nevada	30,570	33,789
Louisiana	5,815	5,223

Total gross margin	36,385	39,012
Selling, general and administrative	11,599	11,473
Depreciation and amortization	9,304	12,069

Operating income
Nevada	13,000	13,231
Louisiana	2,482	2,239

Total operating income	$15,482	$15,470

Operating Statistics:
Average Number of Gaming Devices
Nevada	8,080	8,270
Louisiana	690	700

Total Gaming Devices	8,770	8,970

Revenues from the Nevada route operations increased 2% for year-to-date period. This improvement was attributable to an increase in the average net win per gaming machine per day of 1% to $68.30 from $67.75 in the prior year and a 2% increase in the weighted average number of gaming machines during the year to 8,270 units as compared to 8,080 units in the prior year. Gamblers Bonus, a cardless players club and player tracking system continued to have a favorable impact on the net win per day. As of June 30, 2002, the Gamblers Bonus product was installed in over 4,000 gaming machines at approximately 406 locations statewide or 49% of the installed base of gaming machines.

Revenues from the Louisiana route operations decreased 8% compared to the prior year. This decrease was primarily the result of a decline in the net win per gaming machine per day of 11% to $59.17 from $66.53 in the prior year offset by a 1% increase in the number of units deployed, which resulted from the opening of one new OTB with 70 games.

For the year ended June 30, 2002, cost of revenues for Route Operations, as a percentage of revenues, decreased to 83% from 84% in the prior year. This slight improvement is the result of reduced game rental costs, which resulted from the payoff of high cost game leases in June 2001. For the year ended June 30, 2002, the operating income for Route Operations business unit has remained constant at $15.5 million.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

Wall Machines and Amusement Games

Summary financial results and operating statistics (dollars in 000’s):

	Twelve Months Ending June 30,
	2001	2002

Revenue	$72,287	$74,721
Gross Margin	33,044	37,478
Selling, general and administrative	19,978	21,722
Research and development costs	2,548	2,601
Depreciation and amortization	5,555	5,213
Asset impairment charge	—	24,129

Operating income (loss)	$4,963	$(16,187)

Operating Statistics:
Number of New Wall Machines Sold	12,400	9,850
Number of New Wall Machines Leased	4,150	5,380
Installed Base of Leased Machines	6,400	7,450

For the year ended June 30, 2002, Wall Machines and Amusement Games reported revenues of $74.7 million, an increase of 3% compared to revenues of $72.3 million in the prior year. The revenues increased as a result of an 11% increase in the average selling price of new wall machines, and a 30% increase in the number of leased wall machines offset by a 21% decrease in the units sold. The conversion to the euro currency has now been completed, and the sale of euro denominated games and conversion kits had a positive impact on the current year.

During the fiscal year ended June 30, 2002, we recorded a $24.1 million non-cash write down of goodwill and other long-lived assets related to Bally Wulff in Germany as a result of valuation reviews performed in accordance with FASB No. 142 and the newly adopted FASB No. 144.

Contractual Commitments

We are committed to make future payments pursuant to various contracts and agreements. A summary of those contractual obligations existing as of June 30, 2003, as adjusted for the Refinancing (see Note 5 to the consolidated financial statement) completed in September 2003, is as follows (in $000’s):

	2004	2005	2006	2007	2008	Thereafter		Total

Debt:
Term Loan Facility	$—	$2,063	$2,750	$2,750	$2,750	$264,687		$275,000
Revolving credit facility	—	—	—	—	—	70,000	(a)	70,000
Other Debt	1,637	2,304	1,097	2,889	—	—		7,927

	1,637	4,367	3,847	5,639	2,750	334,687		352,927
Other commitments:
Net minimum rentals (b)	17,517	11,949	8,679	6,436	5,784	374		50,739
Other commercial commitments (c)	500	500	500	500	500	—		2,500

Total commitments	$19,654	$16,816	$13,026	$12,575	$9,034	$335,061		$406,166

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

(a)	Represents the initial revolver balance drawn in September 2003.

(b)	Represents primarily the multi-year agreements our discontinued Route Operations business unit has with convenience stores, bar and tavern owners which give us the right to operate our gaming devices at the locations in future periods, net of sublease income.

(c)	Pursuant to various agreements, we are obligated to pay certain royalty payments to third parties, which range from $10 to $500 per gaming device sold. With the exception of the fixed $0.5 million annual license fee owed for the use of the Bally trademark, we have not scheduled out the royalty fees that may be owed in the future as they are dependent on the types of games to be sold in the future.

The payment obligations in the above table are based on the contractually scheduled due dates. The only payment acceleration that could be demanded of us would generally be in the event of a default under the bank credit agreement that was not cured within the provisions set forth in those agreements.

Pursuant to our bank credit agreement, in certain circumstances we can enter into guarantee agreements on behalf of customers to third party creditors. The total of such guarantees currently outstanding is less than $0.3 million as of June 30, 2003.

Significant Accounting Policies and Estimates

We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America. Certain of our accounting policies, including valuations utilized in asset impairment tests, acquisitions accounting, revenue recognition, allowance for doubtful accounts, reserves for inventory, and deferred tax reserves require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. These judgments are subject to an inherent degree of uncertainty. There can be no assurance that the actual results will not differ from our estimates. Additional information regarding of our significant accounting policies is presented below.

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

Intangible assets

Intangible assets consist primarily of deferred issuance costs for financings which are amortized over the life of the related financing, and computer software and trademarks, which are amortized over 9 years. Deferred debt issuance costs are amortized and included in the accompanying consolidated statements of operations in depreciation and amortization expense.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The use of estimates is inherent in such accounts as the reserve for bad debts, inventory obsolescence reserve and deferred tax valuations. Actual results could differ from those estimates.

Revenue recognition

Revenue from sales of gaming machines is generally recognized at the time products is shipped and title has passed to the customer. The Company sells gaming equipment on normal credit terms (generally 2%, net 30) and also offers financing to qualified customers for periods generally between 6 and 48 months.

Revenue from sales of computerized monitoring systems is recognized in accordance with the AICPA’s Statement of Position 97-2 (“SOP 97-2”) “Software Revenue Recognition.” In accordance with the provisions of SOP 97-2, the contracts for the sales of computerized monitoring units are considered to have “multiple elements” because they include hardware, software, installation, supervision, training, and post-contract customer support. Accordingly, revenues from the sale of systems are deferred and begin to be recognized at the point when the system is deemed to be functionally operational, and the residual method is used to recognize revenue for the remaining elements as they are delivered, each having vendor-specific objective evidence of fair values. Post-contract customer support revenues are recognized over the period of the support agreement (generally one year).

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

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used are measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset, undiscounted and without interest. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Research and development

Research and development costs are charged to expense as incurred because the establishment of technological feasibility of products and their availability for sale (pending regulatory approval) have substantially coincided.

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

High Leverage; Ability to Service Debt, Liquidity

As of June 30, 2003, the aggregate outstanding principal amount of our long-term indebtedness including current maturities was $345.2 million from our continuing operations and $7.2 million from our discontinued operations. Upon the completion of the Refinancing in September 2003, we replaced our existing bank debt and 10% Senior Subordinated Notes with approximately $275 million of term loans, and $70 million drawn on the revolving credit facility.

Our new credit facility contains a number of significant covenants that, among other things, restrict our ability and certain of our subsidiaries to dispose of assets, incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests (as defined) or subordinated indebtedness, issue or sell equity interests of our subsidiaries (as defined), engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. There can be no assurance that such restrictions will not adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest. In addition, the bank credit facility also requires us to maintain compliance with certain financial ratios. Our ability to comply with such ratios may be affected by events beyond our control. A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under the bank credit facility. In the event of any such default, the lenders under the credit facility could elect to declare all borrowings outstanding under the bank credit facility, together with accrued interest and other fees, to be due and payable and to require us to apply all of our available cash to repay such borrowings. If we were unable to repay any such borrowings when due, the lenders could proceed against our collateral. If the indebtedness under the bank credit facility were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

Our obligation to make principal and interest payments on outstanding indebtedness, and to comply with the covenants in the agreements governing borrowings under the bank credit facility, will have several important effects on our future operations including the following: (i) the portion of our cash flow from operations which will be dedicated to the payment of principal and interest on our indebtedness will not be available for other purposes;

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

(ii)  the bank facility borrowings are at variable rates of interest, which could result in higher expense in the event of increases in interest rates; (iii) we may be more vulnerable to downturns in our business or in the general economy and may be restricted from making acquisitions, introducing new technologies or exploiting business opportunities; and (iv) our ability to obtain additional financing in the future for working capital, capital expenditures, general corporate or other purposes may be impaired. Additionally, our ability to meet our debt service obligations and to reduce our total debt will be dependent upon our future performance, which will be subject to general economic and regulatory conditions and to financial, business and other factors affecting our operation, many of which are beyond our control.

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

The competition for casino enterprise systems currently consists of IGT, Aristocrat, Acres Gaming, Inc., MIS, and, to a lesser extent, Konami and Mikohn Gaming Corporation. Competition is keen in this market due to the number of providers and the limited number of casinos and the jurisdictions in which they operate. Pricing, product feature and function, accuracy, and reliability are all main factors in determining a provider’s success in selling its system. Bally Gaming and Systems believes the future success of our operations will be determined by our ability to bring new and innovative products to the marketplace while at the same time maintaining the base of loyal existing customers.

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

Route Operations (Discontinued Operations). The competition for obtaining and renewing route contracts in Nevada is high and continues to intensify. Such competition has, over time, reduced our gross profit margins for such operations. In addition, such competition has required us to provide financial incentives to retain or obtain certain route locations. Such incentives include long-term lease commitments, guarantees of leases in favor of owners of local establishments, substantial promotional allowances and advance deposits, payments of lease rentals in advance, payment of one-time fees for the right to operate gaming locations and loans for buildings and tenant-improvement costs. Notwithstanding our business strategy of emphasizing profitability rather than market share, the future success of our Route Operations will continue to be dependent to some extent on our ability and willingness to provide such financial inducements. Although we have historically generated sufficient new route contracts to offset the loss of old route contracts, due to increased competition, the increased sophistication and bargaining power of customers and possibly other factors not yet known, there can be no assurance that we will be

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

able to obtain new route contracts or renew or extend our route contracts upon their expiration or termination, or that, if renewed or extended, the terms will be as favorable to us. In Louisiana, our Route Operations at the racetrack and OTBs compete with various truck stops and locations with liquor licenses throughout the New Orleans area, as well as riverboat gaming and one land-based casino.

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

Sales to Non-Traditional Gaming Markets

The continued growth of the non-traditional markets outside of Nevada and Atlantic City for electronic gaming machines is contingent on the public’s acceptance of these markets and an ongoing regulatory approval process by federal, state and local governmental authorities. We cannot predict which new jurisdictions or markets, if any, will approve the operation of electronic gaming machines, the timing of any such approval or the level of our participation in any such markets, or whether jurisdictions currently permitting gaming will continue to do so in the future.

Management believes that customer financing terms and leasing have become increasingly important competitive factors for the Bally Gaming and Systems. Competitive conditions sometimes require Bally Gaming and Systems to grant extended payment terms on gaming machines, systems and other gaming equipment, especially for sales in emerging markets. While such equipment normally collateralizes these financings, the resale value of the collateral in the event of default may be less than the amount financed. Accordingly, we have greater exposure to the financial condition of our customers in emerging markets than had historically been the case in established markets like Nevada and Atlantic City.

Foreign Operations

Our business in foreign markets is subject to the risks customarily associated with such activities. These risks include fluctuations in foreign currency exchange rates and controls, expropriation, nationalization and other economic, tax and regulatory policies of local governments as well as the laws and policies of the United States affecting foreign trade and investment. As of June 30, 2003, Bally Gaming and Systems has $31.6 million of receivables from customers in countries outside of the United States most of which are denominated in U.S. dollars. We do not generally enter into foreign exchange contracts to hedge our exposure to foreign exchange rate fluctuations.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

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

We pay and expect to continue to pay substantial taxes and fees in Nevada and Mississippi. The New Jersey legislature recently enacted an eight percent tax on the proceeds we receive from the operation of wide-area progressive slot machines in Atlantic City casinos. We expect to pay substantial taxes and fees in any other jurisdiction in which we conduct gaming operations. There can be no assurance as to future changes in taxation on gaming operations.

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

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

We have performed a sensitivity analysis of our financial instruments, which consist of our cash and cash equivalents and debt. We have no derivative financial instruments. In performing the sensitivity analysis, we define risk of loss as the hypothetical impact on earnings, of changes in the market interest rates or currency exchange rates.

The results of the sensitivity analysis at June 30, 2003, are as follows:

Interest Rate Risk:

Upon completion of the Refinancing in September 2003, we had total debt of approximately $360 million, consisting primarily of the new $275 million term loan and the initial $70 million borrowing on the revolver. The bank facility loans are broken into individual loans with varying terms from one to six months. The interest rate for each loan is set on the borrowing date and is effective for the term outstanding. If the LIBOR rates were to increase or decrease by 100 basis points, with all other factors remaining constant, earnings would decrease or increase by approximately $4.0 million on a pre-tax basis.

Foreign Currency Exchange Rate Risk:

Our foreign subsidiaries generally use their domestic currency as their functional currency. A 10% fluctuation in the exchange rates of these currencies against the U.S. dollar, would result in a corresponding change in earnings reported in the consolidated group of approximately $0.3 million.

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

Our Consolidated Financial Statements, including the notes thereto, and supplementary financial information are listed in Part IV, Item 15, of this Report and are included after the signature page beginning at page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9a.	CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as described at the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the company’s disclosure controls and procedures were effective. During the period covered by this report there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by items 10, 11, 12, 13 and 14 is incorporated by reference from the Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year covered by this report.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report:

Page

1.	Financial Statements:
	Independent Auditors’ Report	F - 1
	Consolidated Balance Sheets as of June 30, 2002 and 2003	F - 2
	Consolidated Statements of Operations for the Years Ended June 30, 2001, 2002 and 2003	F - 3
	Consolidated Statements of Stockholders’ Equity (Deficiency) for the Years Ended June 30, 2001, 2002 and 2003	F - 4
	Consolidated Statements of Cash Flows for the Years Ended June 30, 2001, 2002 and 2003	F - 5
	Notes to Consolidated Financial Statements	F - 6

2.	Consolidated Supplemental Schedules:
Not applicable.

3.	Exhibits:

Exhibit
Number	Description

2.1	Agreement and Plan of Merger among Alliance, BGII Acquisition Corp. and BGII, dated as of October 18, 1995, as amended and restated (incorporated herein by reference to Annex I to the prospectus included in Alliance’s Form S-4, Registration Number 333-02799).

2.2	Basic Agreement, dated as of October 29, 1993, among United Gaming, Inc., The Rainbow Casino Corporation, John A. Barrett, Jr. and Leigh Seippel, and exhibits thereto (incorporated herein by reference to Alliance’s Form 8-K dated October 29, 1993).

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

Exhibit
Number	Description

2.3	Consolidation Agreement dated March 29, 1995 among United Gaming Rainbow, Inc., RCC, RCVP, NGM, HFS, National Gaming Corporation, Rainbow Development Corporation and Leigh Seippel and John A. Barrett, Jr. (incorporated herein by reference to Alliance’s Form 8-K dated March 29, 1995).

3.1	Restated Articles of Incorporation of the Registrant, as amended (incorporated herein by reference to Exhibit 3.1 to Alliance’s Form S-2, Registration Number 33-72990).

3.2	Revised and Amended By-Laws of the Registrant (incorporated herein by reference to Alliance’s Form 10-Q for the quarter ended December 31, 1997.)

3.3	Certificate of Designations, Preferences, and Relative, Participating, Optional and Other Special Rights of Special Stock and Qualifications, Limitations and Restrictions of 11 1/2% Non-Voting, Pay-in-Kind Special Stock, Series E (incorporated herein by reference to Exhibit 9(c)(5) to Amendment No. 1 to Alliance’s Form S-4 dated May 9, 1996).

4.1	Loan Agreement among Alliance Gaming Corporation and various lenders, and Bank of America, N.A. (Administrative Agent), dated September 3, 2003 (incorporated by reference to Alliance’s 8-K filed on September 12, 2003).

4.2	Rights Agreement dated as of March 9, 1998 between the Company and American Stock Transfer & Trust Company (incorporated herein by reference to Form 8-A dated March 10, 1998).

4.3	First Amendment to the Rights Agreement dated as of September 15, 1998 between the Company and American Stock Transfer & Trust Company (incorporated herein by reference to the Company’s annual report on Form 10-K dated June 30, 1998).

4.4	Form of Certificate of Designations with respect to Series F Special Stock (attached as Exhibit A to the Rights Agreement) (incorporated herein by reference to Form 8-A dated March 10, 1998).

4.5	Form of Right Certificate (attached as Exhibit B to the Rights Agreement) (incorporated herein by reference to Form 8-A dated March 10, 1998).

4.6	Summary of Rights to Purchase Series F Special Shares (attached as Exhibit C to the Rights Agreement) (incorporated herein by reference to Form 8-A dated March 10, 1998).

4.7	Stock Purchase Agreement for the sale of Bally Wulff (incorporated herein by reference to Alliance’s Form 8-K filed on August 5, 2003).

10.1	Alliance Gaming Corporation 1996 Long Term Incentive Plan (incorporated herein by reference to the Company’s Form S-8 filed August 12, 1997 Registration Number 333-34077).*

10.2	Letter of Agreement dated June 25, 1993, among United Gaming, Inc. and Kirkland-Ft. Worth Investment Partners, L.P., Kirkland Investment Corporation and as to certain provisions, Alfred H. Wilms, including Exhibit A (Form of Securities Purchase Agreement), Exhibit B (Form of Stockholders Agreement), Exhibit C (Form of Certificate of Designations of Non-Voting Junior Convertible Preferred Stock), Exhibit D (Form of Warrant Agreement), and Exhibit E (Form of press release) thereto (incorporated herein by reference to Alliance’s Form 8-K dated June 25, 1993).

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

Exhibit
Number	Description

10.3	Advisory Agreement dated June 25, 1993, among United Gaming, Inc., Gaming Systems Advisors, L.P. and, as to certain provisions, Mr. Alfred H. Wilms, including Exhibit A (Form of Warrant Agreement) and Exhibit B (Form of press release) thereto (incorporated herein by reference to Alliance’s Form 8-K dated June 25, 1993).

10.4	United Gaming, Inc. 1991 Long-Term Incentive Stock Option Plan (incorporated herein by reference to Alliance’s Form S-8 Registration Number 33-45811 and Registration Number 33-75308).*

10.5	Agreement, dated as of September 14, 1993, by and among United Gaming, Inc., Kirkland-Ft. Worth Investments Partners, L.P., Kirkland Investment Corporation, Gaming Systems Advisors, L.P. and Alfred H. Wilms (incorporated herein by reference to Alliance’s Form 8-K dated September 21, 1993).

10.6	Stockholders Agreement, dated as of September 21, 1993, by and among United Gaming, Inc., Kirkland-Ft. Worth Investment Partners, L.P., and Alfred H. Wilms (incorporated herein by reference to Alliance’s Form 8-K dated September 21, 1993).

10.7	Amendment to Stockholders Agreement dated as of October 20, 1994 (incorporated herein by reference to Alliance’s Form S-8 Registration Number 33-45811 and Registration Number 33-75308).

10.8	Selling Stockholder Letter Agreement dated as of March 20, 1995 (incorporated herein by reference to Alliance’s Form S-3 Registration Number 33-58233).

10.9	Securities Purchase Agreement, dated as of September 21, 1993, by and among United Gaming, Inc., Kirkland-Ft. Worth Investment Partners, L.P. and Kirkland Investment Corporation (incorporated herein by reference to Alliance’s Form 8-K dated September 21, 1993).

10.10	Management Agreement, dated as of October 29, 1993, among Rainbow Casino-Vicksburg Partnership, L.P., Rainbow Casino Corporation and Mississippi Ventures, Inc., as manager (incorporated herein by reference to Alliance’s Form 8-K dated October 29, 1993).

10.11	Letter Agreement, dated as of June 29,1994, among United Gaming, Inc., Rainbow Casino Corporation, John A. Barrett, Jr. and Leigh Seippel, consented to by HFS Gaming Corporation (incorporated herein by reference to Alliance’s Form 8-K dated August 11, 1994).

10.12	Letter Agreement, dated as of July 16, 1994, among United Gaming, Inc., Rainbow Casino Corporation, John A. Barrett, Jr. and Leigh Seippel, consented to by HFS Gaming Corporation (incorporated herein by reference to Alliance’s Form 8-K dated August 11, 1994).

10.13	Second Amendment to Casino Financing Agreement, dated as of August 11, 1994, among United Gaming, Inc., United Gaming Rainbow, Inc., Rainbow Casino-Vicksburg Partnership, L.P., Rainbow Casino Corporation, John A. Barrett, Jr., Leigh Seippel and HFS Gaming Corporation (incorporated herein by reference to Alliance’s Form 8-K dated August 11, 1994).

10.14	Partnership Agreement of Rainbow Casino-Vicksburg Partnership, L.P., dated as of July 8, 1994 (incorporated herein by reference to Alliance’s Form 8-K dated August 11, 1994).

10.15	Second Amended and Restated Agreement of Limited Partnership, dated March 29,1995, between United Gaming Rainbow and Rainbow Casino Corporation (incorporated herein by reference to Alliance’s Form 8-K dated March 29, 1995).

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

Exhibit
Number	Description

10.16	Letter Agreement, dated March 29, 1995, among United Gaming Rainbow, RCC, Leigh Seippel, John A. Barrett, Jr. and Butler, Snow, O’Mara, Stevens & Cannada (incorporated herein by reference to Alliance’s Form 8-K dated March 29, 1995).

10.17	Trademark License Agreement, dated November 11, 1991 between Bally Manufacturing Corporation and Bally Gaming International, Inc. (incorporated herein by reference to exhibit 10(i)(d) included in BGII’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

10.18	Amended and Restated Trademark License Agreement dated July 8, 1992, by and between Bally Gaming International, Inc. and Bally Manufacturing Corporation (incorporated herein by reference to exhibit 10(i)(d) included in BGII’s Registration Statement on Form S-1 No. 33-48347 filed on July 9, 1992).

10.19	Second Amendment to Trademark License Agreement and Settlement Agreement, dated March 31, 1995, by and between Bally Entertainment Corporation and Bally Gaming International, Inc. (incorporated herein by reference to Exhibit I, included in BGII’s Current Report on Form 8-K dated April 3, 1995).

10.20	Third Amendment to Trademark License Agreement and Settlement Agreement dated May 10, 1996, by and between Bally Entertainment Corporation, Alliance Gaming Corporation and BGII Acquisition Corp. (incorporated by reference to exhibit 10.77 to S-2 Registration Statement No. 333-02147).

10.21	Employment Agreement Supplement, dated as of August 29, 1996, between the Company and Joel Kirschbaum (incorporated by reference to the Company quarterly report on Form 10-Q for December 31, 1996).*

10.22	Employment Agreement Supplement, dated as of August 29, 1996, between the Company and Anthony DiCesare (incorporated by reference to the Company quarterly report on Form 10-Q for December 31, 1996).*

10.23	Employment Agreement, dated July 1, 1997 between the Company and Joel Kirschbaum (incorporated herein by reference to the Company’s Annual Report on Form 10-K dated June 30, 1997).*

10.24	Employment Agreement, dated July 1, 1997 between the Company and Anthony DiCesare (incorporated herein by reference to the Company’s Annual Report on Form 10-K dated June 30, 1997).*

10.25	Agreement, between the Company and Kirkland Investment Corporation dated July 1, 1997 (incorporated by reference to the Company’s Annual Report on Form 10-K dated June 30, 1997).

10.26	Amendment Number 1 to the agreement between the Company and Kirkland Investment Corporation dated July 1, 1997 (incorporated by reference to the Company’s Annual Report on Form 10-K dated June 30, 1997).

10.27	Amended and Restated Employment Agreement, effective April 24, 2001, between the Company and Robert L. Miodunski (incorporated by reference to the Company’s Annual Report on Form 10-K dated June 30, 2001). *

10.28	Amendment to Employment Agreement between the Company and Anthony L. DiCesare, effective January 4, 2000 (incorporated by reference to the Company’s quarterly report on Form 10-Q for March 31, 2000).*

10.29	Amendment to Employment Agreement between the Company and Joel Kirschbaum, effective January 4, 2000 (incorporated by reference to the Company’s quarterly report on Form 10-Q for March 31, 2000).*

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

Exhibit
Number	Description

10.30	Amendment to Employment Agreement between the Company and Anthony L. DiCesare, effective May 29, 2003 (incorporated by reference herein).*

10.31	Amendment to Employment Agreement between the Company and Joel Kirschbaum, effective May 29, 2003 (incorporated by reference herein).*

10.32	Amendment #2 to the Agreement between the Company and Kirkland Investment Corporation effective January 4, 2000 (incorporated by reference to the Company’s quarterly report on Form 10-Q for March 31, 2000).

10.33	Alliance Gaming Corporation 2001 Long-Term Incentive Plan, including amendments No. 1 and No. 2 (incorporated herein by reference to the Company’s Form S-8 filed January 22, 2002 Registration Number 333-81154).

10.34	Amendment No. 3 to the Alliance Gaming Corporation 2001 Long-Term Incentive Plan (incorporated herein by reference to the Company’s Form S-8 filed May 8, 2003 Registration Number 333-105087).

10.35	Employment Agreement dated July 14, 2000 between the Company and Mark Lerner (incorporated herein by reference to the Company’s Annual Report on Form 10-K dated June 30, 2002). *

21	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Act of 1934, as amended.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.

ITEM 15 (continued).

(b)	Reports on Form 8-K:

On April 14, 2003 the Company furnished its third quarter 2003 earnings press release on Form 8-K.

ALLIANCE GAMING CORPORATION
FORM 10-K

Year Ended June 30, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

ALLIANCE GAMING CORPORATION	DATED: September 24, 2003

By	/s/ Robert L. Miodunski

Robert L. Miodunski
President and Chief Executive Officer (Principal Executive Officer)

By	/s/ Robert L. Saxton

Robert L. Saxton
Sr. Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert L. Miodunski Robert L. Miodunski	President and Chief Executive Officer (Principal Executive Officer)	September 24, 2003

/s/ Robert L. Saxton Robert L. Saxton	Sr. Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	September 24, 2003

/s/ Jacques Andre Jacques Andre	Director	September 24, 2003

/s/ Anthony DiCesare Anthony DiCesare	Director	September 24, 2003

/s/ Joel Kirschbaum Joel Kirschbaum	Director	September 24, 2003

/s/ David Robbins David Robbins	Director and Chairman of the Board	September 24, 2003

/s/ Richard Haddrill Richard Haddrill	Director	September 24, 2003

/s/ Kevin Verner Kevin Verner	Director	September 24, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Alliance Gaming Corporation:

We have audited the accompanying consolidated balance sheets of Alliance Gaming Corporation and Subsidiaries (the “Company”) as of June 30, 2002 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance Gaming Corporation and Subsidiaries as of June 30, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 13 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” as of July 1, 2001.

DELOITTE & TOUCHE LLP
Las Vegas, Nevada
August 4, 2003, except for Note 5, as to which the date is September 16, 2003

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In 000’s except share amounts)

	June 30,	June 30,
	2002	2003

ASSETS
Current assets:
Cash and cash equivalents	$33,240	$40,158
Accounts and notes receivable, net of allowance for doubtful accounts of $8,441 and $6,993	60,274	98,408
Inventories, net of reserves of $7,814 and $6,503	30,434	32,172
Deferred tax assets, net	27,586	44,821
Other current assets	8,333	8,516

Total current assets	159,867	224,075

Long-term investments (restricted)	896	864
Long-term receivables, net of allowance for doubtful accounts of $23 and $15	642	14,865
Leased gaming equipment, net of accumulated depreciation of $9,931 and $15,703	19,560	25,792
Property, plant and equipment, net of accumulated depreciation and amortization of $20,347 and $26,850	60,134	66,530
Goodwill, net of accumulated amortization of $6,517 and $6,620	47,713	64,794
Intangible assets, net of accumulated amortization of $8,629 and $12,267	22,139	26,890
Deferred tax assets, net	17,489	—
Assets of discontinued operations held for sale	130,396	100,775
Other assets, net of reserves of $1,788 and $1,788	1,044	580

Total assets	$459,880	$525,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,323	$22,912
Accrued liabilities	32,954	30,913
Jackpot liabilities	5,855	10,604
Current maturities of long-term debt	3,990	3,537
Liabilities of discontinued operations held for sale	15,110	13,494

Total current liabilities	72,232	81,460

Long-term debt, net	337,809	341,678
Deferred tax liabilities	—	5,680
Other liabilities	2,620	3,387

Total liabilities	412,661	432,205

Minority interest	1,233	1,330
Commitments and contingencies
Stockholders’ equity:
Special Stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 120 shares and 115 shares issued and outstanding	12	12
Common Stock, $.10 par value; 100,000,000 shares authorized; 49,227,000 and 49,933,000 shares issued	4,927	4,996
Treasury stock at cost, 513,000 shares	(501)	(501)
Additional paid-in capital	157,866	163,267
Accumulated other comprehensive income (loss)	(19,364)	1,287
Accumulated deficit	(96,954)	(77,431)

Total stockholders’ equity	45,986	91,630

Total liabilities and stockholders’ equity	$459,880	$525,165

See accompanying notes to consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In 000’s, except per share amounts)

	Years Ended June 30,

	2001	2002	2003

Revenues:
Gaming equipment and systems	$161,536	$223,703	$335,436
Casino operations	73,499	72,371	72,124

	235,035	296,074	407,560

Costs and expenses:
Cost of gaming equipment and systems	77,423	98,720	144,352
Cost of casino operations	32,541	32,193	32,643
Selling, general and administrative	60,746	78,471	99,071
Research and development costs	11,028	15,012	19,955
Depreciation and amortization	12,886	14,570	21,603
Unusual item	6,489	—	—

	201,113	238,966	317,624

Operating income	33,922	57,108	89,936
Other income (expense):
Interest income	639	379	221
Interest expense	(32,941)	(28,230)	(25,645)
Minority interest	(2,165)	(1,935)	(2,009)
Other, net	(2,618)	1,235	242

Income (loss) from continuing operations before income taxes	(3,163)	28,557	62,745
Income tax expense (benefit)	(1,313)	(38,440)	22,316

Net income (loss) from continuing operations	(1,850)	66,997	40,429

Discontinued operations:
Loss on sale of wall machines and amusement games unit, net	—	—	(25,358)
Income (loss) from discontinued operations of wall machines and amusement games business unit, net	2,453	(17,167)	(895)
Income from discontinued operations of Nevada Route, net	12,339	12,580	4,059
Income from discontinued operations of Louisiana Route, net	1,540	1,439	1,288

Income (loss) from discontinued operations	16,332	(3,148)	(20,906)

Net income	$14,482	$63,849	$19,523

Basic earnings (loss) per share:
Continuing operations	$(0.04)	$1.45	$0.82
Discontinued operations	0.39	(0.07)	(0.42)

	$0.35	$1.38	$0.40

Diluted earnings (loss) per share:
Continuing operations	$(0.04)	$1.41	$0.81
Discontinued operations	0.38	(0.07)	(0.42)

	$0.34	$1.34	$0.39

Weighted average common shares outstanding	41,236	46,281	49,153

Weighted average common and common share equivalents outstanding	42,228	47,507	50,139

See accompanying notes to consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(In 000’s)

						Accumulated		Total
	Common Stock				Additional	Other		Stockholders’
			Series E	Treasury	Paid-in	Comprehensive	Accum.	Equity
	Shares	Dollars	Special Stock	Stock	Capital	Income (loss)	Deficit	(Deficiency)

Balances at June 30, 2000	10,335	$1,034	$4,624	$(508)	$141,130	$(21,790)	$(175,285)	$(50,795)

Net income	—	—	—	—	—	—	14,482	14,482
Foreign currency translation adjustment	—	—	—	—	—	(6,129)	—	(6,129)

Total comprehensive income								8,353
Repurchases of common stock for treasury	—	—	—	(436)	—	—	—	(436)
Shares issued upon exercise of options	329	33	—	443	3,197	—	—	3,673
Common shares issued upon conversion of Special Stock	224	22	(4,612)	—	4,590	—	—	—
Effect of 2-for-1 stock split	10,888	1,089	—	—	(1,089)	—	—	—

Balances at June 30, 2001	21,776	$2,178	$12	$(501)	$147,828	$(27,919)	$(160,803)	$(39,205)

Net income	—	—	—	—	—	—	63,849	63,849
Foreign currency translation adjustment	—	—	—	—	—	8,555	—	8,555

Total comprehensive income								72,404
Shares issued upon exercise of options and warrants before 2-for-1 stock split	2,809	283	—	—	6,246	—	—	6,529
Common shares issued upon 2-for-1 stock split	24,585	2,461	—	—	(2,461)	—	—	—
Tax benefit of employee stock option exercises	—	—	—	—	6,081	—	—	6,081
Shares issued upon exercise of options and warrants after 2-for-1 stock split	57	5	—	—	172	—	—	177

Balances at June 30, 2002	49,227	$4,927	$12	$(501)	$157,866	$(19,364)	$(96,954)	$45,986

Net income	—	—	—	—	—	—	19,523	19,523
Foreign currency translation adjustment	—	—	—	—	—	8,760	—	8,760
Reversal of foreign currency translation adjustments for Bally Wulff (see Note 3)	—	—	—	—	—	11,891	—	11,891

Total comprehensive income								40,174
Shares issued upon exercise of options	706	69	—	—	2,487	—	—	2,556
Tax benefit of employee stock option exercise	—	—	—	—	2,914	—	—	2,914

Balances at June 30, 2003	49,933	$4,996	$12	$(501)	$163,267	$1,287	$(77,431)	$91,630

See accompanying notes to consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In 000’s)

	Years Ended June 30,

	2001	2002	2003

Cash flows from operating activities of continuing operations:
Net income	$14,482	$63,849	$19,523
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
(Income) loss from discontinued operations	(16,332)	(20,981)	(4,452)
Write down of goodwill and other assets	3,164	24,129	38,728
Depreciation and amortization	12,886	14,570	21,603
Deferred income taxes	(513)	(37,675)	5,111
Provision for losses on receivables	1,751	2,521	1,537
Other	2,232	(773)	290
Change in operating assets and liabilities, net of effects of businesses acquired:
Accounts and notes receivable	(983)	(9,401)	(50,448)
Inventories	(6,140)	(2,036)	1,001
Other current assets	734	(1,516)	1,377
Accounts payable	9,814	(4,863)	7,282
Accrued liabilities and jackpot liabilities	12,831	(82)	2,577

Net cash provided by operating activities of continuing operations	33,926	27,742	44,129

Cash flows from investing activities of continuing operations:
Additions to property, plant and equipment	(5,630)	(8,166)	(11,857)
Additions to leased gaming equipment	(11,682)	(15,099)	(21,357)
Acquisitions, net of cash acquired	—	(15,333)	(11,528)
Acquisition of assets formerly under operating leases	(1,271)	—	—
Additions to other long-term assets	(2,029)	(132)	(3,570)

Net cash used in investing activities of continuing operations	(20,612)	(38,730)	(48,312)

Cash flows from financing activities of continuing operations:
Capitalized debt issuance costs	(6,969)	(662)	—
Proceeds from issuance of long-term debt	190,000	—	—
Payoff of debt from refinancing	(146,725)	—	—
Reduction of long-term debt	(2,353)	(1,839)	(4,741)
Net change in revolving credit facility	(23,303)	—	—
Purchase of common stock for treasury	(436)	—	—
Proceeds from exercise of stock options and warrants	3,673	6,706	2,556

Net cash provided by (used in) financing activities of continuing operations	13,887	4,205	(2,185)

Effect of exchange rate changes on cash	(366)	709	286

Cash (used in) provided by discontinued operations	(8,056)	8,657	13,000

Cash and cash equivalents:
Increase for year	18,779	2,583	6,918
Balance, beginning of year	11,878	30,657	33,240

Balance, end of year	$30,657	$33,240	$40,158

See accompanying notes to consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND DESCRIPTION OF BUSINESS

Description of business

Alliance Gaming Corporation (“Alliance” or the “Company”), a Nevada corporation, is a diversified, worldwide gaming company that (i) designs, manufactures and distributes gaming machines and computerized monitoring systems for gaming machines; (ii) owns and operates two regional casinos and; and (iii) owns and manages a significant installed base of gaming machines in its route operations. The Company previously operated in Germany under the name Bally Wulff, which designed, manufactured and distributed wall-mounted gaming machines and distributed third-party manufactured amusement games.

As is more fully described in Note 3, in July 2003, the Company announced that it had entered into definitive agreements for the sale of its route operations and Bally Wulff. Accordingly, these businesses have been classified as discontinued operations.

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

The Company is the general partner of Rainbow Casino Vicksburg Partnership (“RCVP”) the partnership that operates the Rainbow Casino. Pursuant to transactions consummated in March 1995, the Rainbow Corporation, which was the former general partner of RCVP became a limited partner entitled to receive 10% of the net available cash flows after debt service and other items, as defined (which amount increases to 20% of such amount when annual revenues exceed $35.0 million but only on such incremental amount), payable quarterly through December 31, 2010. The Company holds the remaining economic interest in the partnership.

The Company records minority interest expense to reflect the portion of the earnings of VSI and RCVP attributable to the minority shareholders.

All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

Cash and cash equivalents

Cash equivalents consist of highly liquid debt instruments purchased with an original maturity of three months or less at the date of purchase and are carried at cost, which approximates market value. Cash and cash equivalents also includes cash utilized in Casino Operations which is held in vaults, cages or change banks which totaled $4.5 million and $3.8 million at June 30, 2002 and 2003, respectively. The Company also maintains jackpot reserve accounts totaling approximately $6.3 million and $14.5 million at June 30, 2002 and 2003, respectively, to ensure availability of funds to pay wide-area progressive jackpot awards.

The Company’s route operations cash balances totaled $26.2 million and $27.6 million as of June 30, 2002 and 2003, respectively, which is included in assets of discontinued operations held for sale in the accompanying consolidated balance sheets (see Note 3).

Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Cost elements included for work-in-process and finished goods include raw materials, freight, direct labor and manufacturing overhead.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories, net of reserves, consist of the following (in 000’s):

	2002	2003

Raw materials	$13,548	$13,720
Work-in-process	241	789
Finished goods	16,645	17,663

Total	$30,434	$32,172

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

Property, plant and equipment consists of the following (in 000’s):

	2002	2003

Land and land improvements	$21,517	$21,531
Buildings and leasehold improvements	29,566	32,748
Gaming equipment	20,171	25,549
Furniture, fixtures and equipment	9,227	13,552
Less accumulated depreciation and amortization	(20,347)	(26,850)

Total property, plant and equipment, net	$60,134	$66,530

Recently issued accounting principles

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections as of April 2002” (“FASB No. 145”). The key provision of FASB No. 145 was to rescind the existing rule that all gains and losses from the extinguishment of debt should be classified as extraordinary items. Instead, such gains and losses must be analyzed to determine if they meet the criteria for extraordinary item classification based on the event being both unusual and infrequent. The Company adopted FASB No. 145 effective June 30, 2002, and reclassified a debt refinancing charge of $3.2 million incurred in the year ended June 30, 2001, from extraordinary loss to other expense in the accompanying consolidated statements of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FASB No. 146”). FASB No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under EITF Issue 94-3. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. FASB No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Adoption of FASB No. 146 did not have a significant impact on our results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

guarantees that are entered into or modified after December 31, 2002. The Company has adopted FIN 45, which did not have any significant impact on its results of operations or financial position.

In January 2003, FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the company will hold a significant variable interest in, or have significant involvement with, an existing variable interest entity. The Company adopted FIN 46, which did not have any significant impact on its results of operations or financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 “Accounting for Certain Financial Instruments With Characteristics of Both Liability and Equity” (“FASB No. 150”). FASB No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. The Company does not believe that FASB No. 150 will have any significant impact on its results of operations or financial position.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact, if any, EITF 00-21 will have on its consolidated financial position, results of operations or cash flow.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used are measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset, undiscounted and without interest. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Intangible Assets

Intangible assets consist primarily of deferred issuance costs for financings which are amortized over the life of the related financing, and computer software and trademarks, which are amortized over 9 years. Deferred debt issuance costs are amortized and included in the accompanying consolidated statements of operations in depreciation and amortization expense.

	2002	2003

	(in 000’s)
Deferred financing costs	$13,271	$13,511
Software	12,309	19,501
License rights	1,875	2,592
Other	3,313	3,553

Subtotal	30,768	39,157
Accumulated amortization	(8,629)	(12,267)

Net	$22,139	$26,890

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future amortization of intangible assets is scheduled as follows (in 000’s):

Years ending June 30,

2004	$5,682
2005	5,383
2006	4,898
2007	2,688
2008	2,161
Thereafter	6,078

Total	$26,890

Amortization expense totaled $2.7 million, $3.1 million and $4.8 million for the fiscal years ended June 30, 2001, 2002, and 2003, respectively.

Accrued liabilities

Accrued liabilities consist of the following (in 000’s):

	2002	2003

Payroll and related costs	$10,311	$10,248
Interest	7,397	7,125
Professional and consulting fees	1,002	855
Deferred revenues, sales and use taxes	5,777	4,404
Other	8,467	8,281

Total accrued liabilities	$32,954	$30,913

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

Revenue recognition

Revenue from sales of gaming machines is generally recognized at the time products are shipped and title has passed to the customer. Games placed with customers on a trial basis are not recognized as revenue until the trial period ends and the customer accepts the games. The Company sells gaming equipment on normal credit terms (generally 2%, net 30) and also offers financing to qualified customers for periods generally between 6 and 48 months.

Revenue from sales of computerized monitoring systems is recognized in accordance with the AICPA’s Statement of Position 97-2 (“SOP 97-2”) “Software Revenue Recognition.” In accordance with the provisions of SOP 97-2, the contracts for the sales of computerized monitoring units are considered to have “multiple elements” because they include hardware, software, installation, supervision, training, and post-contract customer support. Accordingly, revenues from the sale of systems are deferred and begin to be recognized at the point when the system is deemed to be functionally operational, and the residual method is used to recognize revenue for the remaining elements as they are delivered, each having vendor-specific objective evidence of fair values. Post-contract customer support revenues are recognized over the period of the support agreement (generally one year).

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

Unusual items

The Company separately discloses certain income and expense items that are unusual. Generally such items are netted together and shown as a separate component of operating income; items reflected elsewhere in the consolidated statements of operations are separately identified below.

Fiscal 2003:

•	Non-cash write down of Bally Wulff assets to the final sales price, totaling $25.4 million net of tax, included in loss from discontinued operations (which is more fully described in Note 3).

Fiscal 2002:

•	Non-cash write down of goodwill and other long-lived assets related to Bally Wulff totaling $24.1 million, included in loss from discontinued operations (which is more fully described in Note 13).

•	A tax benefit resulting from the reduction of previously recorded valuation reserves against net deferred tax assets, primarily net operating loss carry forwards, totaling $37.0 million which is included in the income tax provision in the accompanying consolidated statement of operations (see Note 7).

Fiscal 2001:

•	The Company incurred costs and expenses to sell the Nevada Route Operations totaling $6.5 million, consisting primarily of the break-up fee paid by the Company to terminate the sale.

Warranty expense

Gaming devices are typically sold with a 90-day parts and labor warranty. For system sales, the Company provides several after-sale, value-added services to customers including customer education programs, a 24-hour customer service telephone hot-line, an Internet web site for technical support, field service support programs, and spare parts programs. Historical warranty expense as a percentage of Gaming and Systems segment revenues has been less than 1%.

Research and development

Research and development costs are charged to expense as incurred because the establishment of technological feasibility of products and their availability for sale (pending regulatory approval) have substantially coincided.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Revenue

Deferred revenue includes amounts collected or billed in excess of recognizable revenue.

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

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts at June 30, 2002 and 2003 for the Company’s financial instruments, which include accounts and notes receivable, accounts payable, and long-term debt, approximate fair value.

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

2.	EARNINGS PER SHARE

The following computation of basic and diluted earnings (loss) per share from continuing operations, and income (loss) applicable to common shares as adjusted for the stock splits, are as follows (in 000’s except per share amounts):

	Fiscal Years ended June 30,

	2001	2002	2003

Net income (loss) from continuing operations	$(1,850)	$66,997	$40,429
Net income (loss) from discontinued operations	16,332	(3,148)	(20,906)

Net Income	$14,482	$63,849	$19,523

Weighted average common shares outstanding	41,236	46,281	49,153
Effect of dilutive securities	992	1,226	986

Weighted average common and dilutive shares outstanding	42,228	47,507	50,139

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Years ended June 30,

	2001	2002	2003

Earnings (loss) per basic share:
Income (loss) from continued operations	$(0.04)	$1.45	$0.82
Income (loss) from discontinued operations	0.39	(0.07)	(0.42)

	$0.35	$1.38	$0.40

Earnings (loss) per diluted share:
Income (loss) from continued operations	$(0.04)	$1.41	$.81
Income (loss) from discontinued operations	0.38	(0.07)	(0.42)

	$0.34	$1.34	$0.39

Diluted earnings per share represents the potential dilution that could occur if all dilutive securities outstanding were exercised. Certain securities do not have a dilutive effect because their exercise price exceeds the fair market value of the underlying stock. Such securities are excluded from the diluted earnings per share calculation and consist of the following (in 000’s):

	Fiscal Years ended June 30,

	2001	2002	2003

Stock options	1,366	817	862
Warrants	1,429	—	—

	2,795	817	862

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

In December 2002, the FASB issued FASB No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. This Statement amends FASB No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FASB No. 123 and APB Opinion No. 28 “Interim Financial Reporting” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Under fair value method, compensation costs are measured using an options pricing model and amortized over the estimated life of the option, which is generally three to ten years, with option forfeitures accounted for at the time of the forfeiture, and all amounts are reflected net of tax. The historical and pro forma net income (assuming an after-tax charge for stock-based compensation) and related per share data are as follows (in 000s, except per share data):

	Fiscal Years ended June 30,

	2001	2002	2003

Net income
As reported	$14,482	$63,849	$19,523
Stock-based compensation under FASB No. 123	(454)	(3,012)	(3,384)

Pro forma net income	$14,028	$60,837	$16,139

Earnings per share:
Basic – As reported	$0.35	$1.38	$0.40
Basic – Pro forma	$0.34	$1.31	$0.33
Diluted – As reported	$0.34	$1.34	$0.39
Diluted – Pro forma	$0.33	$1.28	$0.32

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On the date of grant using the Black-Scholes option-pricing model, the following assumptions were used to value the options in the periods indicated:

	Fiscal Years ended June 30,

	2001	2002	2003

Risk-fee interest rate	4.5%	3.5%	3.5%
Expected volatility	0.82	0.70	0.28
Expected dividend yield	0%	0%	0%
Expected life	3-10 years	3-10 years	3-10 years

The resulting fair values applied to the options granted were $2.57, $5.72 and $2.67 per share for the years ended June 30, 2001, 2002 and 2003, respectively.

3.	DISCONTINUED OPERATIONS

In July 2003 the Company announced it had entered into definitive sale of its route operations segment consisting of United Coin Machine Co. (“UCMC”) and Video Services, Inc. (“VSI”) and its German wall machine and amusement games segment (Alliance Automaten GmbH & Co. KG dba Bally Wulff).

On June 30, 2003 the Company entered into a definitive agreement for the sale of Bally Wulff to a third party equity investor for $16.5 million in cash. The sale was consummated on July 18, 2003. The Company recorded a charge in June 2003 totaling $25.4 million, net of tax, representing the final write down of the net carrying value of the Bally Wulff assets to the sales price, including the recognition of previously recorded currency translation adjustments totaling $11.9 million.

The Company has entered into a definitive agreement for the sale of UCMC to the privately-held Century Gaming, Inc. based in Montana. The sales price is based on a multiple of EBITDA (as defined in the sale agreement) and is currently estimated at $127 million, consisting of $103 million in cash, $18 million in 10% Pay-In-Kind preferred stock and $6 million in assumed liabilities. The closing of this transaction is subject to customary closing conditions including that the business achieve a minimum EBITDA of $21.0 million during a defined period of time prior to closing and that the buyer obtain the necessary gaming licenses. This transaction is expected to close in fiscal 2004.

Through a wholly-owned subsidiary, Alliance owns 100 percent of the class B shares of VSI. Alliance and the owners of the class A shares have entered into a definitive agreement to sell 100 percent of VSI’s stock to Gentilly Gaming, LLC. The all-cash transaction is subject to customary closing conditions and is expected to close on June 30, 2004. Concurrent with the sale agreement, VSI has entered into a 12-month operating agreement extension under terms and conditions that are the same as the existing agreement with the Fair Grounds Corporation.

As a result of the transactions described above, each of the three businesses are now treated as discontinued operations, and their results are presented net of applicable income taxes below income from continuing operations in the accompanying consolidated statements of operations. The net asset of the businesses is now classified as assets held for sale in the accompanying consolidated balance sheets. The prior year results have been reclassified to conform to the current year presentation.

Summary operating results for the discontinued operations for UCMC, VSI and Bally Wulff are as follows (in 000’s):

	Fiscal Years ended June 30,

	2001	2002	2003

Net revenues	$293,792	$298,710	$277,560
Asset impairment charges	—	24,129	38,728
Operating income (loss)	20,445	(717)	(31,540)
Income tax expense (benefit)	1,924	2,563	(10,425	)(a)
Income (loss) from discontinued operations	$16,332	$(3,148)	$(20,906)

(a)	Includes a net deferred tax benefit totaling $13.4 million, which was recorded for the sale of Bally Wulff.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following net assets held for sale, consisting of UCMC, VSI and Bally Wulff are included in the accompanying consolidated balance sheets (in 000’s):

	Fiscal Years ended June 30,

	2002	2003

Cash and cash equivalents	$29,268	$27,644
Accounts and contracts receivable	38,305	21,587
Inventories	12,563	—
Other current assets	5,661	4,624
Property, plant and equipment	30,180	23,680
Intangible assets	10,373	19,682
Other	4,046	3,558

Total assets	130,396	100,775
Current liabilities	14,644	9,221
Long-term liabilities	466	4,273

Total liabilities	15,110	13,494

Net assets of discontinued operations	$115,286	$87,281

4.	RECEIVABLES

The Gaming Equipment and Systems business unit grants customers payment terms under contracts of sale. These contracts are generally for terms of one to four years, with interest at prevailing rates, and are generally collateralized by the related equipment sold, although the value of such equipment, if repossessed, may be less than the receivable balance outstanding. See Note 10.

The following table represents, at June 30, 2003, scheduled collections of accounts receivable and notes receivable (net of allowances for doubtful accounts) by fiscal year (in 000’s):

Years ending June 30,

2004	$98,408
2005	7,310
2006	5,065
2007	2,490
2008	—
Thereafter	—

Total	$113,273

During the year ended June 30 2003, the Company provided equipment financing to two Native American tribes totaling $24.1 million. These notes have terms of 36 and 48 months and rates of interest of 6% and 10%, respectively. Both of these notes are currently performing in accordance with their terms, and have an outstanding balance of $21.7 million as of June 30, 2003.

The Company constantly monitors its exposure for credit losses and maintains allowances for anticipated losses.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	DEBT AND REVOLVING CREDIT FACILITY

Long-term debt and lines of credit at June 30, 2002 and 2003 consisted of the following (in 000’s):

	2002	2003

Term Loan facility	$189,525	$187,625
Revolving credit facility	—	—
10% Senior Subordinated Notes due 2007, net of unamortized discount of $495 and $416	149,584	149,663
Other subordinated debt	2,495	495
Other, secured by related equipment	195	7,432

	341,799	345,215
Less current maturities	3,990	3,537

Long-term debt, less current maturities	$337,809	$341,678

The Company’s debt structure at June 30, 2003 consisted primarily of a $190 million term loan facility and a $23.7 million revolving credit facility and $150 million 10% Senior Subordinated Notes (“Subordinated Notes”). The term loan had an interest rate of LIBOR plus 3.25% (or 4.45% as of June 30, 2003). As of June 30, 2003, there were no borrowings outstanding on the revolving credit facility.

On September 5, 2003, the Company completed a senior bank debt refinancing transaction (the “Refinancing”) whereby the Company entered into a new $275 million term loan facility and a $125 million revolving credit facility (which can be increased by up to $75.0 million upon the consent of the bank group). Proceeds from the new loans were used to repay the existing bank term loans totaling approximately $188 million, repay the Subordinated Notes, and to pay transaction fees and expenses. The new term loan has an interest rate of LIBOR plus 2.75%, has a 1% per year mandatory principal amortization after the first year, and a 6 year maturity. The revolving credit facility has an interest rate of LIBOR plus 2.50%, and the commitment decreases ratably over its 5 year term to a 60% balloon. As of September 5, 2003, the initial outstanding on the revolving credit facility totaled $70.0 million.

On August 13, 2003, the Company initiated a tender offer and consent solicitation for all of the outstanding Subordinated Notes at a price of 103.33% plus a .25% tender premium which was contingent on the closing of the new bank facility. On September 10, 2003, the tender offer period expired, with $78.6 million of the notes having been tendered. On September 11, 2003 the Company initiated redemption of the remaining Notes at a price of 103.33%, which was completed on September 16, 2003, at which time the Subordinated Notes were fully redeemed.

As a result of the Refinancing described above, the Company will record a pre-tax charge in the September 2003 period of approximately $12.0 million, which includes $5.0 million for the early extinguishment of the Subordinated Notes, and $7.0 million for the non-cash write off of deferred financing costs.

The new bank facility is collateralized by substantially all domestic property and is guaranteed by each domestic subsidiary of the Company, other than the entity that holds the Company’s interest in its Louisiana and Mississippi operations, and is secured by a Pledge Agreement. The bank facility contains a number of maintenance covenants and other significant covenants that, among other things, restrict the ability of the Company and the ability of certain of its subsidiaries to dispose of assets, incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of the Company’s subsidiaries, engage in mergers or acquisitions, or engage in certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities. As of the initial borrowing date of September 5, 2003, the Company is in compliance with these covenants.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of long-term debt, for each of the five fiscal years ending subsequent to June 30, 2003, reflecting the Refinancing transaction discussed above, are as follows (in 000’s):

	Years ending June 30,

	Continuing	Discontinued
	Operations	Operations

2004	$1,637	$3,000
2005	4,367	2,136
2006	3,847	2,068
2007	5,639	—
2008	2,750	—
Thereafter	334,687	—

Total	$352,927	$7,204

6.	STOCKHOLDERS’ EQUITY, OPTIONS, WARRANTS AND RIGHTS

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

In December 2001, the Company’s shareholders approved the 2001 Long-Term Incentive Plan (the “2001 Plan”), which provides for the issuance of up to 4,000,000 shares (as amended in fiscal year 2003) of common stock to Company employees, directors and designated paid consultants. Generally, options are granted at the fair value of the Company’s common stock at the date of grant and are exercisable over five to ten years.

Transactions involving stock options are summarized as follows:

		Options Outstanding

		Weighted-Average
	Shares	Exercise Price

Balance, June 30, 2000	6,510,068	$2.51
Granted	932,572	2.64
Exercised	(1,550,592)	2.37
Canceled	(993,696)	3.25

Balance, June 30, 2001	4,898,352	$2.43

Granted	1,058,370	12.62
Exercised	(2,836,254)	2.24
Canceled	(36,496)	4.04

Balance, June 30, 2002	3,083,972	$5.93

Granted	1,037,972	16.32
Exercised	(709,865)	3.70
Canceled	(102,453)	11.40

Balance, June 30, 2003	3,309,626	$9.51

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Options Outstanding

		Weighted-Average
	Shares	Exercise Price

Exercisable at:
June 30, 2001	2,146,710	$4.77
June 30, 2002	2,020,650	$3.52
June 30, 2003	2,048,132	$6.31

At June 30, 2003, the range of exercise prices for options outstanding was $0.47 to $17.39. The weighted average remaining contractual life, by range of exercise price, for options outstanding and exercisable at June 30, 2003 is as follows:

	Options Outstanding		Options Exercisable

	Weighted-Avg.		Weighted-Avg.
Range of	Remaining		Exercise
Exercise Prices	Contractual Life	Shares	Price	Shares

$0.00 - $1.00	6.5	263,134	$0.81	263,134
$1.01 - $2.00	6.8	100,879	1.30	94,211
$2.01 - $3.00	5.2	17,144	2.62	17,144
$3.01 - $4.00	3.3	974,258	3.12	974,258
$4.01 - $10.00	7.2	211,551	7.14	101,543
$10.01 - $13.00	8.8	139,500	12.35	81,497
$13.01 - $14.00	8.3	699,127	13.77	290,751
$14.01 - $20.00	9.2	904,033	16.66	225,594

All	6.8	3,309,626	$6.31	2,048,132

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

In 1996, in conjunction with certain financing transactions, the Company issued warrants to certain third parties for the purchase of up to 142,858 shares of Common Stock at $4.26 per share. These warrants vested in fiscal year 2002 and were all exercised primarily through “cashless” exercises. There are no longer any warrants outstanding as of June 30, 2003.

Share Repurchase Plan

In January 1999 the Company’s Board of Directors approved a share repurchase plan for up to 2.3 million (post-split) shares of its Common Stock. Under the plan, subject to price and market conditions, purchases of shares can be made from time to time in the open market or in privately negotiated transactions using available cash. During the fiscal year ended June 30, 2001 the Company repurchased 416,000 shares of common stock and has not purchased any additional shares in the subsequent years.

Shares Reserved

The following shares are reserved for options issued and available for issue under the Company’s stock plans:

Stock options issued and currently outstanding	3,310,000
Stock options available for future issuance	2,450,000
Shares underlying Series E Special Stock outstanding	2,000

Total	5,762,000

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

In June 1996, the Company issued 113,160 shares of Series E Special Stock to certain holders of the Company’s 7½% Convertible Subordinated Debentures (which were retired in 1996) who elected to receive such stock in lieu of receiving common stock. The holders of shares of Series E Special Stock have no voting rights except as required by law. During the fiscal year ended June 30, 2001, approximately 46,122 shares of Series E Special Stock were converted into approximately 896,473 shares of common stock (on a post split basis) and none were converted in fiscal year 2002 and 2003.

7.	INCOME TAXES

The components of the Company’s income tax expense (benefit) for continuing operations for the years ended June 30, 2001, 2002 and 2003 are as follows (in 000’s):

	2001	2002	2003

Current tax expense (benefit):
Federal	$(588)	$(292)	$1,127
Foreign	—	16	1,644
State	392	663	982

	(196)	387	3,753

Deferred tax expense (benefit):
Federal	(1,117)	(37,577)	18,178
Foreign	—	—	17
State	—	(1,250)	368

	(1,117)	(38,827)	18,563

Total provision for income taxes	$(1,313)	$(38,440)	$22,316

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the Company’s income tax provision as compared to the tax provision for continuing operations calculated by applying the statutory federal tax rate (35%) to the income (loss) from continuing operations before income taxes for the years ended June 30, 2001, 2002 and 2003 are as follows (in 000’s):

	2001	2002	2003

Computed expected income tax expense (benefit) at 35%	$(1,107)	$9,995	$21,960
Permanent differences	(7,338)	(363)	134
Change in valuation allowance	6,234	(47,470)	(943)
State income taxes, net of federal benefit	255	(819)	1,007
Other, net	643	217	158

	$(1,313)	$(38,440)	$22,316

The major components of the deferred tax assets and liabilities as of June 30, 2002 and 2003 are presented below (in 000’s):

	2002	2003

Deferred tax assets:
Net operating loss carry forwards	$31,839	$14,072
Capital loss carry forwards	—	25,375
Foreign tax credit carry forwards	949	949
Inventory obsolescence reserves	2,828	2,033
Bad debt reserves	2,257	2,060
Accruals not currently deductible for tax purposes	7,163	9,206
Refinancing costs being amortized for tax purposes	4,378	2,277
Other	11,095	6,147

Total gross deferred tax assets	60,509	62,119
Less: Valuation allowance	(7,375)	(11,491)

Deferred tax assets	$53,134	$50,628

Deferred tax liabilities:
Property and equipment, due principally to depreciation differences	$6,073	$7,603
Intangible assets	1,836	1,552
Other	150	2,332

Total gross deferred tax liabilities	8,059	11,487

Net deferred tax assets	$45,075	$39,141

Management has considered certain tax planning strategies as permitted by Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“FASB No. 109”).

At June 30, 2002, the Company performed its annual assessment of the recoverability of its net deferred tax assets. Management determined that tax benefits associated with previously reserved net deferred tax assets were more likely than not realizable through future taxable income and future reversals of existing taxable temporary differences. The assessment was based on financial and taxable income forecasts, which were finalized during the fourth fiscal quarter of 2002. The Company’s assessment indicated that the forecasted taxable income would be sufficient to offset the previously reserved net deferred tax assets. As a result, the Company recorded a tax benefit resulting from the reduction of previously recorded valuation reserves against net deferred tax assets, totaling $37.0 million.

In connection with the acquisitions of CMS, MCC and HSC, the Company recorded net deferred tax liabilities of $1.8 million and a corresponding offset to goodwill (see Note 12).

In connection with its acquisitions of CMP and ACSC in fiscal year 2002, the Company recorded net deferred tax liabilities of $4.4 million and a corresponding reduction in its valuation allowance.

At June 30, 2003, the Company had net operating loss carry forwards for federal income tax purposes of approximately $40 million that are available to offset future federal taxable income, at various times which expire

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

during years 2009 through 2022. At June 30, 2003, the Company had foreign tax credit carry forwards of approximately $0.9 million and alternative minimum tax credit (AMT) carry forwards of approximately $2.2 million. Foreign tax credits will expire in 2003. AMT credits are available to be carried forward indefinitely and may be utilized against regular U.S. corporate tax to the extent it does not exceed computed AMT calculations.

8.	SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information is related to the consolidated statements of cash flows. The Company recorded the following significant non-cash items for the years ended June 30, 2001, 2002 and 2003 (in 000’s):

	2001	2002	2003

Translation rate adjustments	$5,763	$(7,846)	$(2,133)
Conversion of Series E Special Stock to Common Stock	4,612	—	—
Subordinated notes payable issued in acquisitions	—	4,000	8,073

Cash payments for interest expense in fiscal years 2001, 2002 and 2003 were approximately $33.4 million, $27.3 million and $25.9 million, respectively. Payments for income taxes, net of refunds received, in fiscal years 2001, 2002 and 2003 were approximately $0.4 million, $0.3 million and $2.8 million, respectively.

9.	COMMITMENTS AND CONTINGENCIES

The Company is obligated under several patent agreements to pay royalties ranging from approximately $10 to $500 per applicable game depending on the components in the gaming machines. Total royalty expense for the Company for the years ended June 30, 2001, 2002 and 2003 was $3.4 million, $2.8 million and $4.2 million, respectively, and is included in the cost of gaming equipment and systems in the accompanying consolidated statement of operations. In addition, the Company has obtained the rights to certain game ideas and intellectual property that call for payment of royalties based on either fixed amounts or variable amounts based on game performance. The Company also pays $0.5 million annually for the use of the Bally trademark.

The Company leases: (a) certain office space, equipment, warehouse and repair facilities and other property locations under non-cancelable operating leases (“Equipment and Office Space Leases”) which are generally included in the selling, general and administrative expense and (b) Route Operations locations where the Company operates gaming devices (“Route Location Leases”), which are included in the cost of route operations. Certain Route Location Leases provide for sharing of the net gaming win between the Company and the location owner and are cancelable at any time by either party, and are deemed “Contingent Route Location Leases”. Operating rental expense for years ended June 30, 2001, 2002 and 2003 was as follows (in 000’s):

	2001	2002	2003

Continuing Operations:
Equipment and Office Space Leases	$6,061	$6,022	$4,253
Sublease rental income	—	—	(332)

	$6,061	$6,022	$3,921

Discontinued Operations:
Contingent Route Location Leases	$130,542	$135,338	$132,062
Fixed Route Location Leases	19,185	19,500	18,786
Equipment and Office Space Leases	6,418	808	2,646

	156,145	155,646	153,494
Sublease rental income	(1,667)	(1,806)	(1,812)

	$154,478	$153,840	$151,682

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum rentals under non-cancelable operating leases at June 30, 2003 are (in 000’s):

	Years ended June 30,

	2004	2005	2006	2007	2008	Thereafter	Total

Minimum rentals (a)
Continuing operations	$1,709	$237	$105	$—	$—	$—	$2,051
Discontinued operations	17,851	13,166	9,542	7,274	6,619	1,510	55,962
Sublease income
Continuing operations	(332)	—	—	—	—	—	(332)
Discontinued operations	(1,711)	(1,454)	(968)	(838)	(835)	(1,136)	(6,942)

Net minimum rentals	$17,517	$11,949	$8,679	$6,436	$5,784	$374	$50,739

(a)	Represents primarily the multi-year agreements that allow the Company to operate gaming devices at convenience stores, bars, and taverns.

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, or other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

During the year ended June 30, 2003 the Company sold a receivable to a third-party financing company, and provided a residual value guarantee to the buyer totaling $0.3 million.

German tax authorities perform quadrennial audits of corporate tax returns. During fiscal 2002, Bally Wulff reached an agreement with the tax authorities on issues for the open tax years 1992 to 1995, and recorded a $0.3 million charge for taxes, interest and penalties for those tax years. In 2003, the German tax authorities commenced their audit of the tax years 1996 to 1999. The German tax authorities have raised several issues in their preliminary findings, including the value assigned to the Bally Wulff entity when it was acquired by the Company in 1996, as well as the deductibility of certain intercompany interest charges. The range of the potential tax liability estimate ranges from zero to $5.0 million, and therefore no amount has yet been accrued in accordance with FASB No. 5. The Company has indemnified the buyer of Bally Wulff against any claims that may arise from the tax audit and for the additional open tax years through June 30, 2003.

On September 25, 1995, Bally Gaming International, Inc. (which is a wholly-owned subsidiary of the Company) was named as a defendant in a class action lawsuit filed in Federal District Court in Nevada, by Larry Schreirer on behalf of himself and all others similarly situated. The plaintiffs filed suit against BGII and approximately 45 other defendants. Each defendant is involved in the gaming business as a gaming machine manufacturer, distributor, or casino operator. The class action lawsuit arises out of alleged fraudulent marketing and operation of casino video poker machines and electronic slot machines. The plaintiffs allege that the defendants’ actions constitute violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) and give rise to claims of common law fraud and unjust enrichment. The plaintiffs allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce people into playing their gaming machines based on a false belief concerning how those machines actually operate as well as the extent to which there is actually an opportunity to win on any given play. The plaintiffs are seeking monetary damages in excess of $1.0 billion. In July 2002 the Federal judge denied the plaintiff class action status. Management believes the plaintiffs’ lawsuit to be without merit. The Company is vigorously pursuing all legal defenses available to it.

The Company is also a party to various lawsuits relating to routine matters incidental to its business. Management does not believe that the outcome of such litigation, including the matters above, in the aggregate, will have a material adverse effect on the Company.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash and cash equivalents in high credit quality financial institutions. In addition, investment policies have been adopted to limit investments to investment grade securities. The financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts and notes receivable. Each of the Company’s business units conducts business in and the resulting receivables are concentrated in specific legalized gaming regions. The Company also distributes its products through third party distributors resulting in distributor receivables.

At June 30, 2003 net accounts and notes receivable by region as a percentage of total net receivables are as follows:

	Continuing Operations

	Gaming
	Equipment	Casino
	and Systems	Operations	Total

Germany	9.7%	—%	9.7%
South America	10.7	—	10.7
Other international jurisdictions	7.5	—	7.5
Nevada	16.0	—	16.0
California	15.2	—	15.2
Atlantic City	12.4	—	12.4
Others individually less than 5%	28.4	0.1	28.5

	99.9%	0.1%	100.0%

11.	SEGMENT AND GEOGRAPHICAL INFORMATION

The Company currently operates in two business segments (exclusive of the two business segments included in discontinued operations): (i) Gaming Equipment and Systems which designs, manufactures and distributes gaming machines and computerized monitoring systems for gaming machines, and (ii) Casino Operations which owns and operates two regional casinos. The accounting policies of these segments are consistent with Company’s policies for the Consolidated Financial Statements.

The table below presents information as to the Company’s revenues, operating income, identifiable assets, capital expenditures and depreciation and amortization by segment (in 000’s):

	Years Ended June 30,
	2001	2002	2003

Revenues:
Gaming Equipment and Systems	$161,536	$223,703	$335,436
Casino Operations	73,499	72,371	72,124

Total revenues	$235,035	$296,074	$407,560

Intersegment revenues:
Gaming Equipment and Systems	$246	$2,694	$2,885
Casino Operations	—	—	—

Total intersegment revenues	$246	$2,694	$2,885

Operating income (loss):
Gaming Equipment and Systems	$26,980	$47,172	$82,879
Casino Operations	25,258	22,498	20,270
Corporate/other	(18,316)	(12,562)	(13,213)

Total operating income	$33,922	$57,108	$89,936

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended June 30,
	2001	2002	2003

Identifiable assets:
Gaming Equipment and Systems	$153,961	$226,239	$315,446
Casino Operations	47,737	51,531	56,938
Corporate/other	29,188	51,714	52,006

Total identifiable assets	$230,886	$329,484	$424,390

Capital expenditures:
Gaming Equipment and Systems	$2,696	$3,370	$3,589
Casino Operations	2,904	4,719	8,166
Corporate/other	30	77	102

Total capital expenditures	$5,630	$8,166	$11,857

Depreciation and amortization:
Gaming Equipment and Systems	$9,027	$10,236	$16,002
Casino Operations	2,300	2,132	3,315
Corporate/other	1,559	2,202	2,286

Total depreciation and amortization	$12,886	$14,570	$21,603

The Company has operations based primarily in the United States with a significant sales and distribution office based in Germany.

The table below presents information as to the Company’s revenues, operating income, identifiable assets capital expenditures and depreciation and amortization by geographic region (in 000’s):

	Years Ended June 30,

	2001	2002	2003

Revenues:
United States	$221,085	$272,505	$363,573
Germany	6,882	15,482	31,436
Other foreign	7,068	8,087	12,551

Total revenues	$235,035	$296,074	$407,560

Operating income:
United States	$31,493	$51,939	$84,318
Germany	116	3,149	5,127
Other foreign	2,313	2,020	491

Total operating income	$33,922	$57,108	$89,936

Identifiable assets:
United States	$214,983	$308,625	$377,550
Germany	11,191	13,865	22,814
Other foreign	4,712	6,994	24,026

Total identifiable assets	$230,886	$329,484	$424,390

Capital expenditures:
United States	$5,621	$8,118	$11,762
Germany	3	40	90
Other foreign	6	8	5

Total capital expenditures	$5,630	$8,166	$11,857

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended June 30,

	2001	2002	2003

Depreciation and amortization:
United States	$12,743	$14,536	$21,257
Germany	126	15	47
Other Foreign	17	19	299

Total depreciation and amortization	$12,886	$14,570	$21,603

12.	BUSINESS COMBINATIONS

During the fiscal year ended June 30, 2003, the Company acquired 100 percent of the stock of three companies: Casino Management Systems Software Company (“CMS”) on November 13, 2002, Micro Clever Consulting Systems Company (“MCC”) on April 9, 2003 and Honeyframe Systems Company (“HSC”) on May 28, 2003. These acquisitions reinforce the Company’s position as the leading system provider to the gaming industry. With the acquisition of Honeyframe, Bally Gaming and Systems will begin to integrate Honeyframe’s technology with the systems developed by MCC, a Nice, France-based company. The combination of the two product lines will allow Bally Gaming and Systems to offer a gaming machine accounting, casino management and marketing package that links both AWP machines and traditional Las Vegas-style slot machines to capitalize on the proposed expansion of gaming in the United Kingdom. Based on preliminary fair value estimates obtained from a third-party valuation consultant (which are subject to change upon the receipt of the final valuation studies), the following table summarizes the values assigned to the assets acquired and liabilities assumed in each acquisition (in 000’s):

	CMS	MCC	HSC

Cash	$—	$2,585	$—
Other current assets	485	2,094	922
Fixed assets	—	75	38
Intangibles assets	600	5,139	109
Goodwill	5,755	5,085	4,848

Total assets acquired	6,840	14,978	5,917
Current liabilities	592	2,101	1,011
Long-term liabilities	210	1,635	—

Total liabilities assumed	802	3,736	1,011

Net asset purchase price	$6,038	$11,242	$4,906

The intangible assets acquired consist primarily of software and is being amortized over nine years. The goodwill is not deductible for book or tax purposes.

During the year ended June 30, 2002, the Company acquired 100 percent of the stock of two companies: Casino Marketplace (“CMP”) on October 28, 2001, for $12.0 million and Advanced Casino Systems Corporation (“ACSC”) on March 22, 2002, for $14.6 million. Both CMP and ACSC are providers of software and systems for the casino industry and both companies’ operations have been fully integrated into the Company’s existing Bally Gaming and Systems business unit.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	GOODWILL

The changes in goodwill for the year ended June 30, 2003 are as follows (in 000’s):

	Continuing Business Units

	Gaming	Casino
	& Systems	Operations

Balances as of July 1, 2002 net of amortization	$45,959	$1,754
Goodwill acquired during the year (see Note 12)	15,688	—
Translation adjustment	1,393	—

Balances as June 30, 2003	$63,040	$1,754

In July 2001, the Company adopted FASB No. 142, which requires companies to cease amortizing goodwill and certain intangible assets with indefinite useful lives. Instead, goodwill and intangible assets deemed to have indefinite useful lives are to be reviewed for impairment upon the adoption of FASB No. 142 and annually thereafter. In accordance with FASB No. 142, goodwill was no longer amortized beginning with the year ended June 30, 2002. Amortization for the year ended June 30, 2001 was $1.4 million.

During the fourth quarter of fiscal year 2002 the Company performed its annual impairment assessments for each reporting unit. Based on the results of its analysis of fair values, the Company determined that the goodwill for its Bally Wulff business unit had become impaired. Factors contributing to the Company’s assessment included further delays in the passage of proposed regulatory changes that would have been favorable to this industry and a substantial slowdown in the demand for our products in Germany due to weakening economic conditions. These factors resulted in a significant reduction in the estimated fair value of this business unit. As a result of this assessment, the Company wrote down the goodwill for Bally Wulff by $11.4 million. The Company also assessed the recoverability of the long-lived assets for the Bally Wulff business unit. In accordance with FASB No. 144, the Company wrote down virtually all of the long-lived assets of Bally Wulff totaling $12.7 million. Both of these non-cash impairment charges are included in the results from discontinued operations.

14.	401(k) PLAN

The Company is the sponsor of the Alliance Gaming Corporation 401(k) Savings Plan (the “401(k) Plan”). The 401(k) Plan was adopted for domestic employees of Alliance Gaming and all its domestic subsidiaries. Employees may enroll in the plan after meeting certain age and length of employment criteria, and plan participants may defer up to 25% of their compensation, up to certain IRS imposed limitations, currently $12,000.

The Company matches 50% of any participants’ contributions, up to the first 6% of their compensation (as the term “compensation” is defined in the 401(k) plan document). Company matching contributions totaled approximately $0.5 million, $0.8 million and $1.0 million for the fiscal years ended June 30, 2001, 2002 and 2003, respectively.

15.	CONSOLIDATING FINANCIAL STATEMENTS

The following consolidating financial statements are presented to provide certain financial information regarding guaranteeing and non-guaranteeing subsidiaries in relation to the Company’s new bank credit agreement. The financial information presented includes Alliance Gaming Corporation (the “Parent”), its wholly-owned guaranteeing subsidiaries (“Guaranteeing Subsidiaries”), and the non-guaranteeing subsidiaries Video Services, Inc., the Rainbow Casino Vicksburg Partnership, L.P. (dba Rainbow Casino) and the Company’s non-domestic subsidiaries (together the “Non-Guaranteeing Subsidiaries”). The notes to consolidating financial statements should be read in conjunction with these consolidating financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS

June 30, 2002
(In 000’s)

ASSETS

				Reclas-	Alliance
				sifications	Gaming
			Non-	and	Corporation
		Guaranteeing	Guaranteeing	Elimina-	and
	Parent	Subsidiaries	Subsidiaries	tions	Subsidiaries

Current assets:
Cash and cash equivalents	$8,121	$18,854	$6,265	$—	$33,240
Accounts and notes receivable, net	743	46,572	13,664	(705)	60,274
Inventories, net	—	28,469	2,175	(210)	30,434
Deferred tax assets, net	16,489	11,097	—	—	27,586
Other current assets	260	7,733	340	—	8,333

Total current assets	25,613	112,725	22,444	(915)	159,867

Long-term investments (restricted)	—	896	—	—	896
Long-term receivables, net	147,595	901	—	(147,854)	642
Leased gaming equipment, net	—	19,560	—	—	19,560
Property, plant and equipment, net	129	27,578	32,427	—	60,134
Goodwill, net	(4,842)	48,232	4,323	—	47,713
Intangible assets, net	9,033	13,105	1	—	22,139
Investment in subsidiaries	335,739	81,855	—	(417,594)	—
Deferred tax assets, net	22,394	(4,905)	—	—	17,489
Assets of discontinued operations held for sale	13,117	133,808	55,260	(71,789)	130,396
Other assets, net	(145,694)	150,894	(4,140)	(16)	1,044

	$403,084	$584,649	$110,315	$(638,168)	$459,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$135	$12,720	$1,468	$—	$14,323
Accrued liabilities	11,506	19,087	3,090	(729)	32,954
Jackpot liabilities	—	5,752	103	—	5,855
Current maturities of long-term debt	3,900	79	11	—	3,990
Liabilities of discontinued operations held for sale	—	63,122	23,777	(71,789)	15,110

Total current liabilities	15,541	100,760	28,449	(72,518)	72,232

Long term debt, net	337,704	147,687	12	(147,594)	337,809
Deferred tax liabilities	—	—	—	—	—
Other liabilities	2,620	—	—	—	2,620

Total liabilities	355,865	248,447	28,461	(220,112)	412,661

Minority interest	1,233	—	—	—	1,233
Commitments and contingencies
Stockholders’ equity:
Special Stock Series E	12	—	—	—	12
Common Stock	4,927	478	17,832	(18,310)	4,927
Treasury stock	(501)	—	—	—	(501)
Additional paid-in capital	157,866	190,449	70,382	(260,831)	157,866
Accumulated other comprehensive income (loss)	(19,364)	(19,361)	(19,384)	38,745	(19,364)
Retained earnings (accumulated deficit)	(96,954)	164,636	13,024	(177,660)	(96,954)

Total stockholders’ equity	45,986	336,202	81,854	(418,056)	45,986

	$403,084	$584,649	$110,315	$(638,168)	$459,880

See accompanying notes.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS

June 30, 2003
(In 000’s)
ASSETS

				Reclas-	Alliance
				sifications	Gaming
			Non-	and	Corporation
		Guaranteeing	Guaranteeing	Elimina-	and
	Parent	Subsidiaries	Subsidiaries	tions	Subsidiaries

Current assets:
Cash and cash equivalents	$12,730	$19,310	$8,118	$—	$40,158
Accounts and notes receivable, net	738	70,920	27,496	(746)	98,408
Inventories, net	—	29,871	2,518	(217)	32,172
Deferred tax assets, net	33,182	11,639	—	—	44,821
Other current assets	404	7,616	496	—	8,516

Total current assets	47,054	139,356	38,628	(963)	224,075

Long-term investment (restricted)	—	864	—	—	864
Long-term receivables, net	159,723	15,113	12	(159,983)	14,865
Leased gaming equipment, net	—	25,792	—	—	25,792
Property, plant and equipment, net	74	30,030	36,426	—	66,530
Goodwill, net	(900)	50,047	15,647	—	64,794
Intangible assets, net	7,049	14,809	5,032	—	26,890
Investments in subsidiaries	296,273	74,990	—	(371,263)	—
Deferred tax assets, net	1,634	—	—	(1,634)	—
Assets of discontinued operations held for sale	16,539	80,133	4,103	—	100,775
Other assets, net	(84,406)	99,918	(14,933)	1	580

	$443,040	$531,052	$84,915	$(533,842)	$525,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,295	$19,693	$1,924	$—	$22,912
Accrued liabilities	7,378	18,918	5,368	(751)	30,913
Jackpot liabilities	—	10,462	142	—	10,604
Current maturities of long-term debt	2,395	1,124	18	—	3,537
Liabilities of discontinued operations held for sale	1,000	11,666	828	—	13,494

Total current liabilities	12,068	61,863	8,280	(751)	81,460

Long term debt, net	335,388	166,013	—	(159,723)	341,678
Deferred tax liabilities	—	5,679	1,635	(1,634)	5,680
Other liabilities	2,624	753	10	—	3,387

Total liabilities	350,080	234,308	9,925	(162,108)	432,205

Minority interest	1,330	—	—	—	1,330
Commitments and contingencies
Stockholders’ equity:
Special Stock Series E	12	—	—	—	12
Common Stock	4,996	478	1,027	(1,505)	4,996
Treasury stock	(501)	—	—	—	(501)
Additional paid-in capital	163,267	190,449	33,415	(223,864)	163,267
Accumulated other comprehensive income (loss)	1,287	1,290	1,267	(2,557)	1,287
Retained earnings (accumulated deficit)	(77,431)	104,527	39,281	(143,808)	(77,431)

Total stockholders’ equity	91,630	296,744	74,990	(371,734)	91,630

	$443,040	$531,052	$84,915	$(533,842)	$525,165

See accompanying notes.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

Year ended June 30, 2001
(In 000’s)

				Reclas-	Alliance
				sifications	Gaming
			Non-	and	Corporation
		Guaranteeing	Guaranteeing	Elimina-	and
	Parent	Subsidiaries	Subsidiaries	tions	Subsidiaries

Revenues:
Gaming equipment and systems	$—	$155,812	$13,950	$(8,226)	$161,536
Casino operations	—	20,937	61,172	(8,610)	73,499

	—	176,749	75,122	(16,836)	235,035

Costs and expenses:
Cost of gaming equipment and systems	—	76,443	9,190	(8,210)	77,423
Cost of casino operations	—	10,671	21,870	—	32,541
Selling, general and administrative	10,268	39,987	19,117	(8,626)	60,746
Research and development costs	—	11,028	—	—	11,028
Depreciation and amortization	1,559	9,580	1,791	(44)	12,886
Unusual item	6,489	—	—	—	6,489

	18,316	147,709	51,968	(16,880)	201,113

Operating income (loss)	(18,316)	29,040	23,154	44	33,922
Earnings in consolidated subsidiaries	35,615	28,483	—	(64,098)	—
Other income (expense):
Interest income	10,689	—	384	(10,434)	639
Interest expense	(33,149)	(10,008)	(218)	10,434	(32,941)
Rainbow royalty	6,590	—	(6,590)	—	—
Minority interest	(2,165)	—	—	—	(2,165)
Other, net	(2,755)	(11,616)	11,753	—	(2,618)

Income (loss) from continuing operations before income taxes	(3,491)	35,899	28,483	(64,054)	(3,163)
Income tax expense (benefit)	(1,641)	328	—	—	(1,313)

Net income (loss) from continuing operations	(1,850)	35,571	28,483	(64,054)	(1,850)

Discontinued Operations:
Income from discontinued operations of wall machines and amusement games unit, net	10	—	2,443	—	2,453
Income from disc. ops. of Nevada Route, net	—	12,147	—	192	12,339
Income from disc. ops. of Louisiana Route, net	—	—	1,540	—	1,540
Earnings from consolidated discontinued operations	16,322	3,983	—	(20,305)	—

Income (loss) from discontinued operations	16,332	16,130	3,983	(20,113)	16,332

Net income (loss)	$14,482	$51,701	$32,466	$(84,167)	$14,482

See accompanying notes.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

Year ended June 30, 2002
(In 000’s)

				Reclas-	Alliance
				sifications	Gaming
			Non-	and	Corporation
		Guaranteeing	Guaranteeing	Elimina-	and
	Parent	Subsidiaries	Subsidiaries	tions	Subsidiaries

Revenues:
Gaming equipment and systems	$—	$216,844	$23,630	$(16,771)	$223,703
Casino operations	—	22,488	58,812	(8,929)	72,371

	—	239,332	82,442	(25,700)	296,074

Costs and expenses:
Cost of gaming equipment and systems	—	100,407	15,023	(16,710)	98,720
Cost of casino operations	—	11,172	21,021	—	32,193
Selling, general and administrative	10,360	54,990	22,111	(8,990)	78,471
Research and development costs	—	15,012	—	—	15,012
Depreciation and amortization	2,202	10,986	1,525	(143)	14,570
Unusual item	—	—	—	—	—

	12,562	192,567	59,680	(25,843)	238,966

Operating income (loss)	(12,562)	46,765	22,762	143	57,108
Earnings in consolidated subsidiaries	60,271	15,119	—	(75,390)	—
Other income (expense):
Interest income	11,336	1	56	(11,014)	379
Interest expense	(28,172)	(11,002)	(70)	11,014	(28,230)
Rainbow royalty	6,380	—	(6,380)	—	—
Minority interest	(1,935)	—	—	—	(1,935)
Other, net	2,180	288	(1,233)	—	1,235

Income (loss) from continuing operations before income taxes	37,498	51,171	15,135	(75,247)	28,557
Income tax expense (benefit)	(29,499)	(8,957)	16	—	(38,440)

Net income (loss) from continuing operations	66,997	60,128	15,119	(75,247)	66,997

Discontinued Operations:
Income (loss) from discontinued operations of wall machines and amusement games unit, net	1,373	—	(18,540)	—	(17,167)
Income from disc. ops. of Nevada Route, net	—	11,960	—	620	12,580
Income from disc. ops. of Louisiana Route, net	—	—	1,439	—	1,439
Earnings from consolidated discontinued operations	(4,521)	(17,101)	—	21,622	—

Income (loss) from discontinued operations	(3,148)	(5,141)	(17,101)	22,242	(3,148)

Net income (loss)	$63,849	$54,987	$(1,982)	$(53,005)	$63,849

See accompanying notes.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

Year ended June 30, 2003
(In 000’s)

				Reclas-	Alliance
				sifications	Gaming
			Non-	and	Corporation
		Guaranteeing	Guaranteeing	Elimina-	and
	Parent	Subsidiaries	Subsidiaries	tions	Subsidiaries

Revenues:
Gaming equipment and systems	$—	$322,560	$44,057	$(31,181)	$335,436
Casino operations	—	23,708	57,257	(8,841)	72,124

	—	346,268	101,314	(40,022)	407,560

Costs and expenses:
Cost of gaming equipment and systems	—	145,262	30,193	(31,103)	144,352
Cost of casino operations	—	11,435	21,208	—	32,643
Selling, general and administrative	10,927	72,042	25,013	(8,911)	99,071
Research and development costs	—	18,499	1,456	—	19,955
Depreciation and amortization	2,286	16,797	2,520	—	21,603
Unusual item	—	—	—	—	—

	13,213	264,035	80,390	(40,014)	317,624

Operating income (loss)	(13,213)	82,233	20,924	(8)	89,936
Earnings in consolidated subsidiaries	80,666	11,660	—	(92,326)	—
Other income (expense):
Interest income	12,291	1	57	(12,128)	221
Interest expense	(25,433)	(12,273)	(67)	12,128	(25,645)
Rainbow royalty	6,216	—	(6,216)	—	—
Minority interest	(2,009)	—	—	—	(2,009)
Other, net	1,726	(90)	(1,394)	—	242

Income (loss) from continuing operations before income taxes	60,244	81,531	13,304	(92,334)	62,745
Income tax expense (benefit)	19,815	857	1,644	—	22,316

Net income (loss) from continuing operations	40,429	80,674	11,660	(92,334)	40,429

Discontinued Operations:
Loss on sale of wall machines and amusement games unit, net	(25,358)	—	—	—	(25,358)
Income (loss) from discontinued operations of wall machines and amusement games unit, net	1,593	(13,101)	(1,278)	11,891	(895)
Income from disc. ops. of Nevada Route, net	—	4,059	—	—	4,059
Income from disc. ops. of Louisiana Route, net	—	—	1,288	—	1,288
Earnings from consolidated discontinued operations	2,859	(36,268)	—	33,409	—

Income (loss) from discontinued operations	(20,906)	(45,310)	10	45,300	(20,906)

Net income (loss)	$19,523	$35,364	$11,670	$(47,034)	$19,523

See accompanying notes.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

Year ended June 30, 2001
(In 000’s)

				Reclas-	Alliance
				sifications	Gaming
			Non-	and	Corporation
		Guaranteeing	Guaranteeing	Elimina-	and
	Parent	Subsidiaries	Subsidiaries	tions	Subsidiaries

Cash flows from operating activities:
Net income (loss)	$14,482	$51,701	$32,466	$(84,167)	$14,482
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	(16,332)	(16,130)	(3,983)	20,113	(16,332)
Write down of goodwill and other assets	3,164	—	—	—	3,164
Depreciation and amortization	1,559	9,580	1,791	(44)	12,886
Deferred income taxes	(1,921)	1,408	—	—	(513)
Provision for losses on receivables	74	32	1,645	—	1,751
Other	237	1,923	72	—	2,232
Change in operating assets and liabilities, net of the effects of business acquired:
Accounts and notes receivable	479	1,433	389	(3,284)	(983)
Intercompany accounts	(7,750)	(37,665)	(18,508)	63,923	—
Inventories	—	(7,577)	1,437	—	(6,140)
Other current assets	234	(246)	746	—	734
Accounts payable	255	9,356	203	—	9,814
Accrued liabilities and jackpot liabilities	5,211	8,495	(1,333)	458	12,831

Net cash provided by (used in) operating activities	(308)	22,310	14,925	(3,001)	33,926

Cash flows from investing activities:
Additions to property, plant and equipment	(19)	(3,279)	(2,332)	—	(5,630)
Additions to leased gaming equipment	—	(11,682)	—	—	(11,682)
Acquisitions of assets formerly under op. leases	—	(1,271)	—	—	(1,271)
Additions to other long-term assets	(2)	(2,027)	—	—	(2,029)

Net cash used in investing activities	(21)	(18,259)	(2,332)	—	(20,612)

Cash flows from financing activities:
Capitalized debt issuance costs	(6,969)	—	—	—	(6,969)
Proceeds from issuance of long-term debt	190,000	—	—	—	190,000
Payoff of debt from refinancing	(146,725)	—	—	—	(146,725)
Reduction of long-term debt	(2,341)	(3)	(3,010)	3,001	(2,353)
Net change in revolving credit facility	(23,200)	(103)	—	—	(23,303)
Purchase of common stock for treasury	(436)	—	—	—	(436)
Proceeds from exercise of stock options	3,673	—	—	—	3,673
Dividends received (paid)	—	10,791	(10,791)	—	—

Net cash provided by (used in) financing activities	14,002	10,685	(13,801)	3,001	13,887

Effect of exchange rate changes on cash	—	—	(366)	—	(366)

Cash provided by (used in) discontinued operations	—	(9,355)	1,299	—	(8,056)

Increase (decrease) for the year	13,673	5,381	(275)	—	18,779
Balance, beginning of year	4,563	1,326	5,989	—	11,878

Balance, end of year	$18,236	$6,707	$5,714	$—	$30,657

See accompanying notes.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

Year ended June 30, 2002
(In 000’s)

				Reclas-	Alliance
				sifications	Gaming
			Non-	and	Corporation
		Guaranteeing	Guaranteeing	Elimina-	and
	Parent	Subsidiaries	Subsidiaries	tions	Subsidiaries

Cash flows from operating activities:
Net income (loss)	$63,849	$54,987	$(1,982)	$(53,005)	$63,849
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	3,148	5,141	(7,028)	(22,242)	(20,981)
Write down of goodwill and other assets	—	—	24,129	—	24,129
Depreciation and amortization	2,202	10,986	1,525	(143)	14,570
Deferred income taxes	(43,297)	5,747	(125)	—	(37,675)
Provision for losses on receivables	—	2,995	(474)	—	2,521
Other	6,294	(7,020)	(47)	—	(773)
Change in operating assets and liabilities, net of effects of businesses acquired:
Accounts and notes receivable	(82)	(4,205)	(4,268)	(846)	(9,401)
Intercompany accounts	(48,000)	(23,919)	(3,483)	75,402	—
Inventories	—	(1,610)	(426)	—	(2,036)
Other current assets	485	(3,222)	1,221	—	(1,516)
Accounts payable	(304)	(5,033)	474	—	(4,863)
Accrued liabilities and jackpot liabilities	(2,437)	1,693	721	(59)	(82)

Net cash provided by (used in) operating activities	(18,142)	36,540	10,237	(893)	27,742

Cash flows from investing activities:
Additions to property, plant and equipment	(28)	(4,738)	(3,400)	—	(8,166)
Additions to leased gaming equipment	—	(15,099)	—	—	(15,099)
Acquisitions, net of cash acquired	4,000	(19,333)	—	—	(15,333)
Additions to other long-term assets	(10)	(165)	43	—	(132)

Net cash provided by (used in) investing activities	3,962	(39,335)	(3,357)	—	(38,730)

Cash flows from financing activities:
Capitalized debt issuance costs	(662)	—	—	—	(662)
Reduction of long-term debt	(1,980)	152	(904)	893	(1,839)
Net change in revolving credit facility	—	—	—	—	—
Proceeds from exercise of stock options and warrants	6,706	—	—	—	6,706
Dividends received (paid)	—	10,346	(10,346)	—	—

Net cash provided by (used in) financing activities	4,064	10,498	(11,250)	893	4,205

Effect of exchange rate changes on cash	—	—	709	—	709

Cash provided by (used in) discontinued operations	—	4,445	4,212	—	8,657

Increase (decrease) for the year	(10,116)	12,148	551	—	2,583
Balance, beginning of year	18,237	6,706	5,714	—	30,657

Balance, end of year	$8,121	$18,854	$6,265	$—	$33,240

See accompanying notes.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

Year ended June 30, 2003
(In 000’s)

				Reclas-	Alliance
				sifications	Gaming
			Non-	and	Corporation
		Guaranteeing	Guaranteeing	Elimina-	and
	Parent	Subsidiaries	Subsidiaries	tions	Subsidiaries

Cash flows from operating activities:
Net income (loss)	$19,523	$35,364	$11,670	$(47,034)	$19,523
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	(4,452)	45,310	(10)	(45,300)	(4,452)
Write down of goodwill and other assets	38,728	—	—	—	38,728
Depreciation and amortization	2,286	16,797	2,520	—	21,603
Deferred income taxes	5,663	(830)	278		5,111
Provision for losses on receivables	—	1,519	18	—	1,537
Other	176	115	(1)	—	290
Change in operating assets and liabilities, net of effects of businesses acquired:
Accounts and notes receivable	5	(39,586)	(10,867)	—	(50,448)
Intercompany accounts	(54,909)	(48,486)	11,003	92,392	—
Inventories	—	1,027	(26)	—	1,001
Other current assets	(144)	(804)	2,325	—	1,377
Accounts payable	3,767	4,396	(881)	—	7,282
Accrued liabilities and jackpot liabilities	(4,443)	6,408	634	(22)	2,577

Net cash provided by (used in) operating activities	6,200	21,230	16,663	36	44,129

Cash flows from investing activities:
Additions to property, plant and equipment	(7)	(5,687)	(6,163)	—	(11,857)
Additions to leased gaming equipment	—	(21,357)	—	—	(21,357)
Acquisitions, net of cash acquired	—	(11,528)	—	—	(11,528)
Additions to other long-term assets	(240)	(3,285)	(45)	—	(3,570)

Net cash used in investing activities	(247)	(41,857)	(6,208)	—	(48,312)

Cash flows from financing activities:
Reduction of long-term debt	(3,900)	(836)	(5)	—	(4,741)
Bally Austria APIC	—	—	36	(36)	—
Net change in revolving credit facility	—	—	—	—	—
Proceeds from exercise of stock options	2,556	—	—	—	2,556
Dividends received (paid)	—	7,179	(7,179)	—	—

Net cash provided by (used in) financing activities	(1,344)	6,343	(7,148)	(36)	(2,185)

Effect of exchange rate changes on cash	—	—	286	—	286

Cash provided by (used in) discontinued operations	—	14,740	(1,740)	—	13,000

Increase for the year	4,609	456	1,853	—	6,918
Balance, beginning of year	8,121	18,854	6,265	—	33,240

Balance, end of year	$12,730	$19,310	$8,118	$—	$40,158

See accompanying notes.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2002 and 2003

Basis of Presentation

These notes to consolidating financial statements should be read in conjunction with the consolidated financial statements and notes thereto. Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation.

Debt and Lines of Credit

Long-term debt and lines of credit at June 30, 2002 consist of the following (in 000’s):

				Reclas-	Alliance
				sifications	Gaming
			Non-	and	Corporation
		Guaranteeing	Guaranteeing	Elimina-	and
	Parent	Subsidiaries	Subsidiaries	tions	Subsidiaries

10% Senior Subordinated Notes due 2007, net of unamortized discount	$149,584	$—	$—	$—	$149,584
Term Loan Facility	189,525	—	—	—	189,525
Other subordinated debt	2,495	—	—	—	2,495
Intercompany notes payable	—	147,594	—	(147,594)	—
Other	—	172	23	—	195

	341,604	147,766	23	(147,594)	341,799
Less current maturities	3,900	79	11	—	3,990

Long-term debt, less current Maturities	$337,704	$147,687	$12	$(147,594)	$337,809

Long-term debt and lines of credit at June 30, 2003 consist of the following (in 000’s):

				Reclas-	Alliance
				sifications	Gaming
			Non-	and	Corporation
		Guaranteeing	Guaranteeing	Elimina-	and
	Parent	Subsidiaries	Subsidiaries	tions	Subsidiaries

10% Senior Subordinated Notes due 2007, net of unamortized discount	$149,663	$—	$—	$—	$149,663
Term Loan Facility	187,625	—	—	—	187,625
Other subordinated debt	495	—	—	—	495
Intercompany notes payable	—	159,723	—	(159,723)	—
Other	—	7,414	18	—	7,432

	337,783	167,137	18	(159,723)	345,215
Less current maturities	2,395	1,124	18	—	3,537

Long-term debt, less current maturities	$335,388	$166,013	$—	$(159,723)	$341,678

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The federal, foreign and state income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of June 30, 2002 are as follows (in 000’s):

				Reclas-	Alliance
				sifications	Gaming
			Non-	and	Corporation
		Guaranteeing	Guaranteeing	Elimina-	and
	Parent	Subsidiaries	Subsidiaries	tions	Subsidiaries

Deferred tax assets:
Net operating loss carry forwards	$31,839	$—	$—	$—	$31,839
Foreign tax credit carry forwards	—	949	—	—	949
Inventory obsolescence reserves	(114)	2,942	—	—	2,828
Bad debt reserves	320	1,937	—	—	2,257
Accruals not currently deductible for tax purposes	946	6,217	—	—	7,163
Refinancing costs being amortized for tax purposes	4,378	—	—	—	4,378
Other	10,878	217	—	—	11,095

Total gross deferred tax assets	48,247	12,262	—	—	60,509
Less: Valuation allowance	(7,375)	—	—	—	(7,375)

Deferred tax assets	$40,872	$12,262	$—	$—	$53,134

Deferred tax liabilities:
Property and equipment, principally due to depreciation differences	3,843	$2,230	$—	$—	$6,073
Intangibles	(2,004)	3,840	—	—	1,836
Other	150	0	—	—	150

Total gross deferred tax liabilities	1,989	6,070	—	—	8,059

Net deferred tax assets	$38,883	$6,192	$—	$—	$45,075

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The federal, foreign and state income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of June 30, 2003 are as follows (in 000’s):

				Reclas-	Alliance
				sifications	Gaming
			Non-	and	Corporation
		Guaranteeing	Guaranteeing	Elimina-	and
	Parent	Subsidiaries	Subsidiaries	tions	Subsidiaries

Deferred tax assets:
Net operating loss carry forwards	$14,072	$—	$—	$—	$14,072
Capital loss carry forwards	25,375	—	—	—	25,375
Foreign tax credit carry forwards	—	949	—	—	949
Inventory obsolescence reserves	(278)	2,311	—	—	2,033
Bad debt reserves	465	1,595	—	—	2,060
Accruals not currently deductible for tax purposes	1,473	7,733	—	—	9,206
Refinancing costs being amortized for tax purposes	2,277	—	—	—	2,277
Other	5,920	227	—	—	6,147

Total gross deferred tax assets	49,304	12,815	—		62,119
Less: Valuation allowance	(11,491)	—	—	—	(11,491)

Deferred tax assets	$37,813	$12,815	$—	$—	$50,628

Deferred tax liabilities:
Property and equipment, principally due to depreciation differences	$4,023	$3,580	$—	$—	$7,603
Intangibles	(1,723)	3,275	—	—	1,552
Other	697	—	1,635	—	2,332

Total gross deferred tax liabilities	2,997	6,855	1,635	—	11,487

Net deferred tax assets	$34,816	$5,960	$(1,635)	$—	$39,141

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	RESERVES AND ALLOWANCES

The following tables represent the activity for each of the fiscal years ended June 30, 2001, 2002 and 2003 for each of the valuation reserve and allowance accounts (in 000’s):

	Balance at			Balance at
	Beginning of			End of
	Year	Additions	Deductions	Year

Allowance for doubtful accounts:
Year ended June 30, 2001	$13,182	$1,751	$6,297	$8,636
Year ended June 30, 2002	$8,636	$2,521	$2,693	$8,464
Year ended June 30, 2003	$8,464	$1,537	$2,993	$7,008
Inventory valuation allowance:
Year ended June 30, 2001	$6,383	$5,352	$4,607	$7,128
Year ended June 30, 2002	$7,128	$5,340	$4,654	$7,814
Year ended June 30, 2003	$7,814	$926	$2,237	$6,503
Other assets valuation reserve:
Year ended June 30, 2001	$1,788	$—	$—	$1,788
Year ended June 30, 2002	$1,788	$—	$—	$1,788
Year ended June 30, 2003	$1,788	$—	$—	$1,788

17.	INTERIM FINANCIAL INFORMATION (Unaudited)

Following is the unaudited quarterly results of the Company for the years ended June 30, 2002 (adjusted for the August 21, 2001 and April 9, 2002 two-for-one stock splits) and 2003 (in 000’s, except per share data).

	Quarter

2002	First	Second	Third	Fourth

Revenues	$63,494	$69,390	$76,730	$86,460
Operating income	13,099	11,885	16,850	15,274
Non-cash tax benefit	—	—	—	37,000
Net income from continuing operations	5,928	4,419	8,835	47,815
Income (loss) from discontinued operations	1,500	8,397	7,064	(20,109)
Basic income per share - continuing	$0.15	$0.10	$0.18	$0.98
Diluted income per share - continuing	$0.14	$0.09	$0.18	$0.96
Basic income per share	$0.17	$0.29	$0.33	$0.57
Diluted income per share	$0.16	$0.27	$0.32	$0.56

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter

2003	First	Second	Third	Fourth

Revenues	$81,329	$103,405	$101,698	$121,128
Operating income	17,371	22,431	21,740	28,394
Net income from continuing operations	6,239	9,349	9,796	15,045
Income (loss) from discontinued operations	19	2,504	2,984	(26,413)
Basic income per share - continuing	$0.13	$0.19	$0.20	$0.30
Diluted income per share - continuing	$0.13	$0.19	$0.19	$0.30
Basic income (loss) per share	$0.13	$0.24	$0.26	$(0.23)
Diluted income (loss) per share	$0.13	$0.24	$0.25	$(0.23)

The amounts shown in the tables above differ from those previously reported in the Company’s Form 10-Q’s due to the Company’s decision in June 2003 to report its route operations and Bally Wulff segments as discontinued operations.