Form 10-Q
period 2003-09-30
ALLIANCE GAMING CORP
filed 2003-11-13
CIK 2491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes   ☐  No

The number of shares of Common Stock, $0.10 par value, outstanding as of October 31, 2003, according to the records of the registrant’s registrar and transfer agent was 50,248,000.

ALLIANCE GAMING CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2003

PART 1

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In 000’s, except share data)

	June 30, 2003	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$40,158	$44,588
Accounts and notes receivable, net of allowance for doubtful accounts of $6,993 and $7,857	98,408	102,274
Inventories, net of reserves of $6,503 and $5,994	32,172	38,231
Deferred tax assets, net	44,821	45,854
Other current assets	8,516	8,978
Total current assets	224,075	239,925

Long-term investments (restricted)	864	2,585
Long-term receivables, net of allowance for doubtful accounts of $15 and $9	14,865	15,159
Leased gaming equipment, net of accumulated depreciation of $15,703 and $17,813	25,792	26,282
Property, plant and equipment, net of accumulated depreciation and amortization of $26,850 and $28,139	66,530	67,470
Goodwill, net of accumulated amortization of $6,620 and $6,620	64,794	64,540
Intangible assets, net of accumulated amortization of $12,267 and $6,840	26,890	25,631
Assets of discontinued operations held for sale	100,775	86,353
Other assets, net of reserves of $1,788 and $1,788	580	6,228
Total assets	$525,165	$534,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,912	$25,502
Accrued liabilities	30,913	20,389
Jackpot liabilities	10,604	11,320
Current maturities of long-term debt	3,537	2,288
Liabilities of discontinued operations held for sale	13,494	12,060
Total current liabilities	81,460	71,559
Long-term debt, net	341,678	350,054
Deferred tax liabilities	5,680	6,957
Other liabilities	3,387	5,048
Minority interest	1,330	1,157
Total liabilities	433,535	434,775

Commitments and contingencies
Stockholders’ equity:
Special Stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 115 shares issued and outstanding	12	12
Common Stock, $.10 par value; 100,000,000 shares authorized; 49,933,000 and 50,165,000 shares issued	4,996	5,019
Treasury stock at cost, 513,000 shares	(501)	(501)
Additional paid-in capital	163,267	165,737
Accumulated other comprehensive income	1,287	534
Accumulated deficit	(77,431)	(71,403)
Total stockholders’ equity	91,630	99,398
Total liabilities and stockholders’ equity	$525,165	$534,173

See notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In 000’s, except per share data)

	Three Months Ended September 30,
	2002	2003
Revenues:
Gaming equipment and systems	$63,539	$88,468
Casino operations	17,790	18,136
	81,329	106,604
Costs and expenses:
Cost of gaming equipment and systems	26,258	33,237
Cost of casino operations	8,188	7,976
Selling, general and administrative	20,987	30,015
Research and development costs	3,975	5,963
Depreciation and amortization	4,550	6,348
	63,958	83,539

Operating income	17,371	23,065

Other income (expense):
Interest income	48	43
Interest expense	(6,641)	(5,729)
Minority interest	(445)	(486)
Refinancing charge	—	(12,293)
Other, net	101	(351)

Income from continuing operations before income taxes	10,434	4,249
Income tax expense	4,195	1,663
Net income from continuing operations	6,239	2,586

Discontinued operations:
Loss from discontinued operations of wall machines and amusement games business unit, net	(1,620)	—
Income from discontinued operations of Nevada Route, net	1,364	3,132
Income from discontinued operations of Louisiana Route, net	275	310
Income from discontinued operations	19	3,442
Net income	$6,258	$6,028

Basic earnings per share:
Continuing operations	$0.13	$0.05
Discontinued operations	—	0.07
	$0.13	$0.12
Diluted earnings per share:
Continuing operations	$0.13	$0.05
Discontinued operations	—	0.07
	$0.13	$0.12

Weighted average common shares outstanding	48,740	49,579

Weighted average common and common share equivalents outstanding	49,821	50,687

See notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2003

(In 000’s)

	Common Stock		Series E Special Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accum. Deficit	Total Stock- holders’ Equity
	Shares	Dollars

Balances at June 30, 2003	49,933	$4,996	$12	$(501)	$163,267	$1,287	$(77,431)	$91,630

Net income	—	—	—	—	—	—	6,028	6,028
Foreign currency translation adjustment	—	—	—	—	—	(753)	—	(753)
Total comprehensive income								5,275
Shares issued upon exercise of options	232	23	—	—	1,437	—	—	1,460
Tax benefit of employee stock option exercises	—	—	—	—	1,033	—	—	1,033

Balances at September 30, 2003	50,165	$5,019	$12	$(501)	$165,737	$534	$(71,403)	$99,398

See notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In 000’s)

	Three Months Ended September 30,
	2002	2003
Cash flows from operating activities of continuing operations:
Net income	$6,258	$6,028
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income from discontinued operations	(19)	(3,442)
Depreciation and amortization	4,550	6,348
Refinancing charge	—	12,293
Deferred income taxes	3,802	1,277
Provision for losses on receivables	(278)	938
Other	(47)	(1,577)
Change in operating assets and liabilities:
Accounts and notes receivable	(377)	(5,564)
Inventories	(2,854)	(5,307)
Other current assets	1,600	(466)
Accounts payable	1,404	2,590
Accrued liabilities and jackpot liabilities	(6,730)	(8,165)
Net cash provided by operating activities of continuing operations	7,309	4,953

Cash flows from investing activities of continuing operations:
Additions to property, plant and equipment	(2,679)	(2,400)
Additions to leased gaming equipment	(4,750)	(5,004)
Additions to other long-term assets	(1,559)	(6,399)
Proceeds from sale of assets of discontinued operations	—	16,500
Net cash (used in) provided by investing activities of continuing operations	(8,988)	2,697

Cash flows from financing activities of continuing operations:
Debt issuance costs	—	(5,686)
Premium and consent fees paid on redemption of subordinated notes	—	(5,399)
Proceeds from issuance of long-term debt	—	275,000
Net change in revolving credit facility	—	70,000
Payoff of debt from refinancing	—	(337,625)
Reduction of long-term debt	(993)	(879)
Proceeds from exercise of stock options	575	1,460
Net cash used in financing activities of continuing operations	(418)	(3,129)

Effect of exchange rate changes on cash	2	(21)

Cash and cash equivalents provided by (used in) discontinued operations	5,887	(70)

Cash and cash equivalents:
Increase for period	3,792	4,430
Balance, beginning of period	33,240	40,158
Balance, end of period	$37,032	$44,588

See notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      BASIS OF PRESENTATION

Principles of consolidation

The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to present fairly the financial position, results of operations and cash flows of Alliance Gaming Corporation (“Alliance” or the “Company”) for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company’s annual report on Form 10-K for the year ended June 30, 2003.

The accompanying consolidated financial statements include the accounts of Alliance Gaming Corporation, and its wholly owned and partially owned, controlled subsidiaries. In the case of Video Services, Inc. (“VSI”), the Company owns 100% of the voting stock. The Company is entitled to receive 71% of dividends declared by VSI, if any, at such time that dividends are declared.

The Company, through a wholly-owned subsidiary, is the general partner of Rainbow Casino Vicksburg Partnership, L.P. (“RCVP”), the limited partnership that operates the Rainbow Casino. The limited partner, Rainbow Corporation, an independent third party, is entitled to receive 10% of the net available cash flows after debt service and other items, as defined (which amount increases to 20% of such amount for the proportional revenues above $35.0 million) each year through December 31, 2010. The Company holds the remaining economic interest in the partnership and consolidates the partnership.

The Company records minority interest expense to reflect the portion of earnings of VSI and RCVP attributable to the minority shareholders.

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

Revenue from sales of computerized monitoring systems is recognized in accordance with the AICPA’s Statement of Position 97-2 (“SOP 97-2”) “Software Revenue Recognition.”  In accordance with the provisions of SOP 97-2, the contracts for the sales of computerized monitoring units are considered to have “multiple elements” because they include hardware, software, installation, supervision, training, and post-contract customer support. Accordingly, revenues from the sale of systems are deferred and begin to be recognized at the point when the system is deemed to be functionally operational, and the residual method is used to recognize revenue for the remaining elements as they are delivered, each having vendor-specific objective evidence of relative fair values. Post-contract customer support revenues are recognized over the period of the support agreement (generally one year).

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

In accordance with industry practice, the Company recognize gaming revenues in it’s route and casino operations as the net win from gaming machine operations, which is the difference between coins and currency deposited into the machines and payments to customers and, for other games, the difference between gaming wins and losses.  The Company recognize total net win from gaming machines as revenues for route operations which the Company operates pursuant to revenue-sharing arrangements and revenue-sharing payments (either fixed or variable) as a cost of route operations.

The Company constantly monitors its exposure for credit losses and maintains allowances for anticipated losses.

Recently issued accounting pronouncements

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 “Accounting for Certain Financial Instruments With Characteristics of Both Liability and Equity” (“FASB No. 150”).  FASB No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity.  In July 2003, the Company adopted FASB No. 150, and which did not have any significant impact on its results of operations or financial position.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”).  EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.  The provisions of EITF 00-21 were applied to revenue arrangements entered into after July 1, 2003.

2.             EARNINGS PER SHARE

The following computation of basic and diluted earnings per share and weighted average common and common share equivalents outstanding, are as follows (in 000’s except per share amounts):

	Three Months Ended September 30,
	2002	2003

Net income from continuing operations	$6,239	$2,586
Net income from discontinued operations	19	3,442
Net Income	$6,258	$6,028

Weighted average common shares outstanding	48,740	49,579
Effect of dilutive securities	1,081	1,108
Weighted average common and common share equivalents outstanding	49,821	50,687

Earnings per basic share:
Income from continued operations	$0.13	$0.05
Income from discontinued operations	—	0.07
	$0.13	$0.12

Earnings per diluted share:
Income from continued operations	$0.13	$0.05
Income from discontinued operations	—	0.07
	$0.13	$0.12

Diluted earnings per share represent the potential dilution that could occur if all dilutive securities outstanding were exercised. Certain securities do not have a dilutive effect because their exercise price exceeds the average fair market value of the underlying stock during the respective period. Such securities are excluded from the diluted earnings per share calculation and consist of the following (in 000’s):

	Three Months Ended September 30,
	2002	2003

Stock options	754	672

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

In December 2002, the FASB issued FASB No.148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. This Statement amends FASB No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FASB No. 123 and APB Opinion No. 28 “Interim Financial Reporting” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  Under the fair value method, compensation costs are measured using an options pricing model and amortized over the estimated life of the option, which is generally three to ten years, with option forfeitures accounted for at the time of the forfeiture, and all amounts are reflected net of tax.  The historical and pro forma net income (assuming an after-tax charge for stock-based compensation) and related per share data are as follows (in 000’s, except per share data):

	Three Months Ended September 30,
	2002	2003
Net income
As reported	6,258	$6,028
Stock-based compensation under FASB No. 123	(736)	(1,837)
Pro forma net income	$5,522	$4,191

Earnings per share:
Basic – As reported	$0.13	$0.12
Basic – Pro forma	$0.11	$0.08
Diluted – As reported	$0.13	$0.12
Diluted – Pro forma	$0.11	$0.08

On the date of grant using the Black-Scholes option-pricing model, the following assumptions were used to value the options in the periods indicated:

	Three Months Ended September 30,
	2002	2003

Risk-fee interest rate	3.5%	3.5%
Expected volatility	0.28	0.26
Expected dividend yield	0	0
Expected life	3-10 years	3-10 years

The resulting fair values applied to the options granted were $2.27 and $3.09 per share for the three month periods ended September 30, 2002 and 2003, respectively.

3.                                      DISCONTINUED OPERATIONS

In July 2003 the Company announced it had entered into definitive sale of its route operations segment consisting of United Coin Machine Co. (“UCMC”) and Video Services, Inc. (“VSI”) and its German wall machine and amusement games segment (Alliance Automaten GmbH & Co. KG dba Bally Wulff).

On June 30, 2003 the Company entered into a definitive agreement for the sale of Bally Wulff to a third party equity investor. The sale was consummated on July 18, 2003, at which time the Company received $16.5 million in cash consideration.  Pursuant to the sale agreement, the Company used $5.6 million of the sale proceeds to purchase a 5 million Euro certificate of deposit as collateral for a tax claim currently being negotiated with the German tax authorities, for which the Company has indemnified the buyer.  The certificate of deposit is included in Other Assets in the accompanying unaudited financial statements.

The Company has entered into a definitive agreement for the sale of UCMC to the privately held Century Gaming, Inc. based in Montana.  The sales price is based on a multiple of EBITDA (as defined in the sale agreement) and is currently estimated at $127 million, consisting of $103 million in cash, $18 million in 10% Pay-In-Kind preferred stock and $6 million in assumed liabilities. The closing of this transaction is subject to customary closing conditions including that the business achieve a minimum EBITDA of $21.0 million during a defined period of time prior to closing and that the buyer obtain the necessary gaming licenses. This transaction is expected to close in fiscal 2004.

Through a wholly owned subsidiary, Alliance owns 100 percent of the class B voting shares of VSI.  Alliance and the owners of the class A shares have entered into a definitive agreement to sell 100 percent of VSI’s stock to Gentilly Gaming, LLC. The all-cash transaction is subject to customary closing conditions and is expected to close on June 30, 2004.  Concurrent with the sale agreement, VSI has entered into a 12-month operating agreement extension under terms and conditions that are the same as the existing agreement with the Fair Grounds Corporation.

As a result of the transactions described above, each of the three businesses are treated as discontinued operations, and their results are presented net of applicable income taxes below income from continuing operations in the accompanying consolidated statements of operations. In accordance with generally accepted accounting principles, depreciation and amortization for these discontinued operations ceased as of July 1, 2003 as a result of their designation as assets held for sale. The assets and liabilities of the businesses are now classified as held for sale in the accompanying consolidated balance sheets.  The prior year results have been reclassified to conform to the current year presentation.

Summary operating results for the discontinued operations for UCMC, VSI and Wulff are as follows (in 000’s):

	Three Months Ended September 30,
	2002	2003

Net revenues	$65,403	$53,973
Operating income	850	5,667
Income tax expense	897	1,890
Income from discontinued operations	$19	$3,442

The following net assets held for sale are included in the accompanying consolidated balance sheets (in 000’s):

	June 30, 2003	Sept. 30 2003

Cash and cash equivalents	$27,644	$27,787
Accounts and contracts receivable	21,587	4,374
Other current assets	4,624	4,435
Property, plant and equipment	23,680	27,227
Intangible assets	19,682	18,728
Other	3,558	3,802
Total assets	100,775	86,353

Current liabilities	9,221	7,646
Long-term liabilities	4,273	4,414
Total liabilities	13,494	12,060
Net assets of discontinued operations	$87,281	$74,293

4.                                      INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Cost elements included for work-in-process and finished goods include raw materials, freight, direct labor and manufacturing overhead.

Inventories, net of reserves, consist of the following (in 000’s):

	June 30, 2003	September 30, 2003

Raw materials	$13,720	$17,620
Work-in-process	789	3,864
Finished goods	17,663	16,747
Total	$32,172	$38,231

5.                                      DEBT

Long-term debt and lines of credit consisted of the following (in 000’s):

	June 30, 2003	September 30, 2003

Term Loan facility	$187,625	$275,000
Revolving credit facility	—	70,000
10% Sr. Subordinated Notes, net of unamortized discount	149,663	—
Other subordinated debt	495	—
Other, secured by related equipment	7,432	7,342
	345,215	352,342
Less current maturities	3,537	2,288
Long-term debt, less current maturities	$341,678	$350,054

The Company’s debt structure at June 30, 2003 consisted primarily of a $190 million term loan facility and a $23.7 million undrawn revolving credit facility and $150 million 10% Senior Subordinated Notes (“Subordinated Notes”). The term loan had an interest rate of LIBOR plus 3.25% (or 4.45% as of June 30, 2003).

On September 5, 2003, the Company completed a senior bank debt refinancing transaction (the “Refinancing”) whereby the Company entered into a new $275 million term loan facility and a $125 million revolving credit facility (which can be increased by up to $75.0 million upon the consent of the bank group). Proceeds from the new loans were used to repay the existing bank term loans totaling approximately $188 million, repay the Subordinated Notes, and to pay transaction fees and expenses.  The new term loan has an interest rate of LIBOR plus 2.75% (or 3.96% as of September 30, 2003), has a 1% per year mandatory principal amortization after the first year, and a 6-year maturity.  The revolving credit facility has an interest rate of LIBOR plus 2.50% (or 3.71% as of September 30, 2003), and the commitment decreases ratably over its 5-year term to a 60% balloon.  As of September 5, 2003, the initial outstanding on the revolving credit facility totaled $70.0 million.

On August 13, 2003, the Company initiated a tender offer and consent solicitation for all of the outstanding Subordinated Notes at a price of 103.33% plus a .25% tender premium which was contingent on the closing of the new bank facility.  On September 10, 2003, the tender offer period expired, with $78.6 million of the notes having been tendered.  On September 11, 2003, the Company initiated redemption of the remaining Notes at a price of 103.33%, which was completed on September 16, 2003, at which time the Subordinated Notes were fully redeemed.

As a result of the Refinancing described above, the Company recorded a pre-tax charge in the quarter ended September 30, 2003 of $12.3 million, which includes a $5.0 million charge for the early extinguishment of the Subordinated Notes, $7.0 million for the non-cash write off of deferred financing costs, and $0.3 million in fees and expenses.

The new bank facility is collateralized by substantially all domestic property and is guaranteed by each domestic subsidiary of the Company, other than the entity that holds the Company’s interest in its Louisiana and Mississippi operations, and is secured by a Pledge Agreement. The bank facility contains a number of maintenance covenants and other significant covenants that, among other things, restrict the ability of the Company and the ability of certain of its subsidiaries to dispose of assets, incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of the Company’s subsidiaries, engage in mergers or acquisitions, or engage in certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities.  As of September 30, 2003, the Company is in compliance with these covenants.

6.                                      INCOME TAXES

The Company recognizes Federal income tax expense based on 35% of pre-tax domestic income and state income taxes at a rate of approximately 4% of domestic income.

7.                                      SEGMENTS AND GEOGRAPHICAL INFORMATION

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

The table below presents information as to the Company’s revenues and operating income by segment (in 000’s):

	Three Months Ended September 30,
	2002	2003
Revenues:
Gaming Equipment and Systems	$63,539	$88,468
Casino Operations	17,790	18,136
Total revenues	$81,329	$106,604

Intersegment revenues:
Gaming Equipment and Systems	$958	$129

Operating income (loss):
Gaming Equipment and Systems	$15,135	$21,358
Casino Operations	5,015	5,146
Corporate/other	(2,779)	(3,439)
Total operating income	$17,371	$23,065

The Company has operations based primarily in the United States with a significant sales and distribution office based in Germany.

The table below presents information as to the Company’s revenues, intersegment revenues and operating income by geographic region (in 000’s):

	Three Months Ended September 30,
	2002	2003
Revenues:
United States	$75,644	$97,993
Germany	4,386	6,032
Other foreign	1,299	2,579
Total revenues	$81,329	$106,604

Operating income (loss):
United States	$17,166	$22,291
Germany	322	1,024
Other foreign	(117)	(250)
Total operating income	$17,371	$23,065

8.             SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information is related to the unaudited condensed consolidated statements of cash flows (in 000’s).

	Three Months Ended September 30,
	2002	2003

Cash paid for interest	$10,317	$11,695
Cash paid for income taxes	486	1,239

Non-cash transactions:
Reclassify property, plant and equipment to inventory	$283	$799
(Favorable) unfavorable translation rate adjustment	(27)	732

9.             COMMITMENTS AND CONTINGENCIES

The Company is also a party to various lawsuits relating to routine matters incidental to its business.  Management does not believe that the outcome of such litigation, including the matters above, in the aggregate, will have a material adverse effect on the Company.

10.          SUBSEQUENT EVENT

As of November 11, 2003, the Company announced an agreement to purchase 100 percent of the outstanding shares of Sierra Design Group (“SDG”) for approximately $45 million of consideration consisting of $27 million of cash and 736,000 shares of Alliance Gaming Common Stock (valued at $18 million) paid at closing and approximately $95 million of contingent consideration payable in equal portions of cash and stock payable over the three years following the closing upon SDG achieving certain financial objectives. The acquisition, which is subject to regulatory approvals and certain other customary closing conditions, is expected to close in the first half of calendar 2004.

11.          UNAUDITED CONSOLIDATING FINANCIAL STATEMENTS

The following unaudited condensed consolidating financial statements are presented to provide certain financial information regarding guaranteeing and non-guaranteeing subsidiaries in relation to the Company’s new bank credit agreement. The financial information presented includes Alliance Gaming Corporation (the “Parent”), its wholly-owned guaranteeing subsidiaries (“Guaranteeing Subsidiaries”), and the non-guaranteeing subsidiaries Video Services, Inc., the Rainbow Casino Vicksburg Partnership, L.P. (dba Rainbow Casino) and the Company’s non-domestic subsidiaries (together the “Non-Guaranteeing Subsidiaries”). The notes to the unaudited consolidating financial statements should be read in conjunction with these unaudited consolidating financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATING BALANCE SHEETS

June 30, 2003

(In 000’s)

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclas- sifications and Elimina- tions	Alliance Gaming Corporation and Subsidiaries

ASSETS
Current assets:
Cash and cash equivalents	$12,730	$19,310	$8,118	$—	$40,158
Accounts and notes receivable, net	738	70,920	27,496	(746)	98,408
Inventories, net	—	29,871	2,518	(217)	32,172
Deferred tax assets, net	33,182	11,639	—	—	44,821
Other current assets	404	7,616	496	—	8,516
Total current assets	47,054	139,356	38,628	(963)	224,075
Long-term investments (restricted)	—	864	—	—	864
Long-term receivables, net	159,723	15,113	12	(159,983)	14,865
Leased gaming equipment, net	—	25,792	—	—	25,792
Property, plant and equipment, net	74	30,030	36,426	—	66,530
Goodwill, net	(900)	50,047	15,647	—	64,794
Intangible assets, net	7,049	14,809	5,032	—	26,890
Investments in subsidiaries	296,273	74,990	—	(371,263)	—
Deferred tax assets, net	1,634	—	—	(1,634)	—
Assets of discontinued operations held for sale	16,539	80,133	4,103	—	100,775
Other assets, net	(84,406)	99,918	(14,933)	1	580
	$443,040	$531,052	$84,915	$(533,842)	$525,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,295	$19,693	$1,924	$—	$22,912
Accrued liabilities	7,378	18,918	5,368	(751)	30,913
Jackpot liabilities	—	10,462	142	—	10,604
Current maturities of long-term debt	2,395	1,124	18	—	3,537
Liabilities of discontinued operations held for sale	1,000	11,666	828	—	13,494
Total current liabilities	12,068	61,863	8,280	(751)	81,460
Long term debt, net	335,388	166,013	—	(159,723)	341,678
Deferred tax liabilites	—	5,679	1,635	(1,634)	5,680
Other liabilities	2,624	753	10	—	3,387
Minority interest	1,330	—	—	—	1,330
Total liabilities	351,410	234,308	9,925	(162,108)	433,535
Commitments and contingencies
Stockholders’ equity:
Special Stock Series E	12	—	—	—	12
Common Stock	4,996	478	1,027	(1,505)	4,996
Treasury stock	(501)	—	—	—	(501)
Additional paid-in capital	163,267	190,449	33,415	(223,864)	163,267
Accumulated other comprehensive income (loss)	1,287	1,290	1,267	(2,557)	1,287
Retained earnings (accumulated deficit)	(77,431)	104,527	39,281	(143,808)	(77,431)
Total stockholders’ equity	91,630	296,744	74,990	(371,734)	91,630
	$443,040	$531,052	$84,915	$(533,842)	$525,165

See accompanying unaudited note.

UNAUDITED CONSOLIDATING BALANCE SHEETS

September 30, 2003

(In 000’s)

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclas- sifications and Elimina- tions	Alliance Gaming Corporation and Subsidiaries

ASSETS
Current assets:
Cash and cash equivalents	$15,305	$20,434	$8,849	$—	$44,588
Accounts and notes receivable, net	804	77,847	24,502	(879)	102,274
Inventories, net	—	36,017	2,549	(335)	38,231
Deferred tax assets, net	34,216	11,638	—	—	45,854
Other current assets	751	7,731	496	—	8,978
Total current assets	51,076	153,667	36,396	(1,214)	239,925
Long-term investments (restricted)	—	2,585	—	—	2,585
Long-term receivables, net	164,255	13,906	13	(163,015)	15,159
Leased gaming equipment, net	—	26,282	—	—	26,282
Property, plant and equipment, net	71	31,668	35,731	—	67,470
Goodwill, net	(900)	50,048	15,392	—	64,540
Intangible assets, net	5,679	15,042	4,910	—	25,631
Investments in subsidiaries	316,617	73,886	—	(390,503)	—
Deferred tax assets, net	358	—	—	(358)	—
Assets of discontinued operations held for sale	39	82,724	3,590	—	86,353
Other assets, net	(88,211)	107,180	(12,728)	(13)	6,228
	$448,984	$556,988	$83,304	$(555,103)	$534,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$755	$22,975	$1,772	$—	$25,502
Accrued liabilities	(95)	16,347	5,040	(903)	20,389
Jackpot liabilities	—	11,154	166	—	11,320
Current maturities of long-term debt	688	1,591	9	—	2,288
Liabilities of discontinued operations held for sale	144	11,117	799	—	12,060
Total current liabilities	1,492	63,184	7,786	(903)	71,559
Long term debt, net	344,313	168,496	—	(162,755)	350,054
Deferred tax liabilites	—	5,680	1,635	(358)	6,957
Other liabilities	2,624	2,424	—	—	5,048
Minority interest	1,157	—	—	—	1,157
Total liabilities	349,586	239,784	9,421	(164,016)	434,775
Commitments and contingencies
Stockholders’ equity:
Special Stock Series E	12	—	—	—	12
Common Stock	5,019	478	1,027	(1,505)	5,019
Treasury stock	(501)	—	—	—	(501)
Additional paid-in capital	165,737	190,449	33,415	(223,864)	165,737
Accumulated other comprehensive income (loss)	534	537	514	(1,051)	534
Retained earnings (accumulated deficit)	(71,403)	125,740	38,927	(164,667)	(71,403)
Total stockholders’ equity	99,398	317,204	73,883	(391,087)	99,398
	$448,984	$556,988	$83,304	$(555,103)	$534,173

See accompanying unaudited note.

UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS

Three months ended September 30, 2002

(In 000’s)

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclas- sifications and Elimina- tions	Alliance Gaming Corporation and Subsidiaries
Revenues:
Gaming equipment and systems	$—	$62,910	$5,701	$(5,072)	$63,539
Casino operations	—	5,712	14,245	(2,167)	17,790
	—	68,622	19,946	(7,239)	81,329
Costs and expenses:
Cost of gaming equipment and systems	—	27,803	3,511	(5,056)	26,258
Cost of casino operations	—	2,891	5,297	—	8,188
Selling, general and administrative	2,235	15,213	5,722	(2,183)	20,987
Research and development costs	—	3,183	792	—	3,975
Depreciation and amortization	544	3,501	505	—	4,550
	2,779	52,591	15,827	(7,239)	63,958

Operating income (loss)	(2,779)	16,031	4,119	—	17,371

Earnings in consolidated subsidiaries	15,064	2,445	—	(17,509)	—

Other income (expense):
Interest income	3,066	—	14	(3,032)	48
Interest expense	(6,618)	(3,035)	(20)	3,032	(6,641)
Rainbow royalty	1,586	—	(1,586)	—	—
Minority interest	(445)	—	—	—	(445)
Other, net	101	82	(82)	—	101
Income (loss) from continuing operations before income taxes	9,975	15,523	2,445	(17,509)	10,434
Income tax expense	3,736	459	—	—	4,195
Net income (loss) from continuing operations	6,239	15,064	2,445	(17,509)	6,239

Discontinued Operations:
Income (loss) from discontinued operations of wall machines and amusement games business unit, net	233	—	(1,853)	—	(1,620)
Income from disc. ops. of Nevada Route, net	—	1,364	—	—	1,364
Income from disc. ops. of Louisiana Route, net	—	—	275	—	275
Earnings from consolidated discontinued operations	(214)	—	—	214	—
Income (loss) from discontinued operations	19	1,364	(1,578)	214	19
Net income (loss)	$6,258	$16,428	$867	$(17,295)	$6,258

See accompanying unaudited note.

UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS

Three months ended September 30, 2003

(In 000’s)

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclas- sifications and Elimina- tions	Alliance Gaming Corporation and Subsidiaries
Revenues:
Gaming equipment and systems	$—	$85,009	$8,612	$(5,153)	$88,468
Casino operations	—	6,039	14,239	(2,142)	18,136
	—	91,048	22,851	(7,295)	106,604
Costs and expenses:
Cost of gaming equipment and systems	—	32,688	5,585	(5,036)	33,237
Cost of casino operations	—	2,973	5,003	—	7,976
Selling, general and administrative	2,933	22,820	6,404	(2,142)	30,015
Research and development costs	—	5,741	222	—	5,963
Depreciation and amortization	506	4,995	847	—	6,348
	3,439	69,217	18,061	(7,178)	83,539

Operating income (loss)	(3,439)	21,831	4,790	(117)	23,065

Earnings in consolidated subsidiaries	20,887	2,569	—	(23,456)	—

Other income (expense):
Interest income	3,070	—	5	(3,032)	43
Interest expense	(5,661)	(3,084)	(16)	3,032	(5,729)
Rainbow royalty	1,593	—	(1,593)	—	—
Minority interest	(486)	—	—	—	(486)
Refinancing charge	(12,293)	—	—	—	(12,293)
Other, net	109	(194)	(266)	—	(351)
Income (loss) from continuing operations before income taxes	3,780	21,122	2,920	(23,573)	4,249
Income tax expense	1,194	118	351	—	1,663
Net income (loss) from continuing operations	2,586	21,004	2,569	(23,573)	2,586

Discontinued Operations:
Income from disc. ops. of Nevada Route, net	—	3,132	—	—	3,132
Income from disc. ops. of Louisiana Route, net	—	—	310	—	310
Earnings from consolidated discontinued operations	3,442	310	—	(3,752)	—
Income (loss) from discontinued operations	3,442	3,442	310	(3,752)	3,442
Net income (loss)	$6,028	$24,446	$2,879	$(27,325)	$6,028

See accompanying unaudited note.

UNAUDITED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended September 30, 2002

(000’s)

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclas- sifications and Elimina- tions	Alliance Gaming Corporation and Subsidiaries
Cash flows from operating activities:
Net income (loss)	$6,258	$16,428	$867	$(17,295)	$6,258
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	(19)	(1,364)	1,578	(214)	(19)
Depreciation and amortization	544	3,501	505	—	4,550
Deferred income taxes	3,800	2	—	—	3,802
Provision for losses on receivables	—	(284)	6	—	(278)
Other	(113)	66	—	—	(47)
Change in operating assets and liabilities:
Accounts and notes receivable	(326)	(1,246)	1,099	96	(377)
Intercompany accounts	4,432	(22,886)	904	17,550	—
Inventories	—	(2,557)	(297)	—	(2,854)
Other current assets	(319)	1,838	81	—	1,600
Accounts payable	724	521	159	—	1,404
Accrued liabilities and jackpot liabilities	(7,103)	542	(68)	(101)	(6,730)
Net cash provided by (used in) operating activities	7,878	(5,439)	4,834	36	7,309
Cash flows from investing activities:
Additions to property, plant and equipment	—	(1,489)	(1,190)	—	(2,679)
Additions to leased gaming equipment	—	(4,750)	—	—	(4,750)
Additions to other long-term assets	—	(1,558)	(1)	—	(1,559)
Net cash used in investing activities	—	(7,797)	(1,191)	—	(8,988)
Cash flows from financing activities:
Reduction of long-term debt	(975)	(15)	(3)	—	(993)
Bally Austria APIC	—	—	36	(36)	—
Net change in revolving credit facility	—	—	—	—	—
Proceeds from exercise of stock options	575	—	—	—	575
Dividends received (paid)	—	344	(344)	—	—
Net cash provided by (used in) financing activities	(400)	329	(311)	(36)	(418)
Effect of exchange rate changes on cash	—	—	2	—	2

Cash and cash equivalents provided by (used in) discontinued operations	—	5,648	239	—	5,887

Increase (decrease) for the period	7,478	(7,259)	3,573	—	3,792
Balance, beginning of period	8,121	18,854	6,265	—	33,240

Balance, end of period	$15,599	$11,595	$9,838	$—	$37,032

See accompanying unaudited note.

UNAUDITED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended September 30, 2003

(000’s)

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclas- sifications and Elimina- tions	Alliance Gaming Corporation and Subsidiaries
Cash flows from operating activities:
Net income (loss)	$6,028	$24,446	$2,879	$(27,325)	$6,028
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	(3,442)	(3,442)	(310)	3,752	(3,442)
Refinancing charge	12,293	—	—	—	12,293
Depreciation and amortization	506	4,995	847	—	6,348
Deferred income taxes	1,275	2	—	—	1,277
Provision for losses on receivables	—	920	18	—	938
Other	(159)	(1,424)	6	—	(1,577)
Change in operating assets and liabilities:
Accounts and notes receivable	(1,566)	(6,641)	2,510	133	(5,564)
Intercompany accounts	(11,259)	(10,010)	(2,205)	23,474	—
Inventories	—	(5,347)	(78)	118	(5,307)
Other current assets	(347)	(115)	(4)	—	(466)
Accounts payable	(540)	3,282	(152)	—	2,590
Accrued liabilities and jackpot liabilities	(8,329)	648	(332)	(152)	(8,165)
Net cash provided by (used in) operating activities	(5,540)	7,314	3,179	—	4,953
Cash flows from investing activities:
Additions to property, plant and equipment	(7)	(2,287)	(106)	—	(2,400)
Additions to leased gaming equipment	—	(5,004)	—	—	(5,004)
Proceeds from sale of assets of discontinued operations	16,500	—	—	—	16,500
Additions to other long-term assets	(5,633)	(893)	127	—	(6,399)
Net cash provided by (used in) investing activities	10,860	(8,184)	21	—	2,697
Cash flows from financing activities:
Debt issuance costs	(5,686)	—	—	—	(5,686)
Proceeds from issuance of long-term debt	275,000	—	—	—	275,000
Payoff of debt from refinancing	(337,625)	—	—	—	(337,625)
Reduction of long-term debt	(495)	(375)	(9)	—	(879)
Net change in revolving credit facility	70,000	—	—	—	70,000
Premium and consents fees paid on redemption of subordinated notes	(5,399)	—	—	—	(5,399)
Proceeds from exercise of stock options	1,460	—	—	—	1,460
Dividends received (paid)	—	3,233	(3,233)	—	—
Net cash provided by (used in) financing activities	(2,745)	2,858	(3,242)	—	(3,129)
Effect of exchange rate changes on cash	—	—	(21)	—	(21)
Cash and cash equivalents provided by (used in) discontinued operations	—	(864)	794	—	(70)
Increase (decrease) for the period	2,575	1,124	731	—	4,430
Balance, beginning of period	12,730	19,310	8,118	—	40,158
Balance, end of period	$15,305	$20,434	$8,849	$—	$44,588

See accompanying unaudited note.

Debt and Revolving Credit Facility

Long-term debt and lines of credit at June 30, 2003 consisted of the following (in 000’s):

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclas- sifications and Elimina- tions	Alliance Gaming Corporation and Subsidiaries

10% Senior Subordinated Notes, net of unamortized discount	$149,663	$—	$—	$—	$149,663
Term Loan Facility	187,625	—	—	—	187,625
Other subordinated debt	495	—	—	—	495
Intercompany notes payable	—	159,723	—	(159,723)	—
Other	—	7,414	18	—	7,432
	337,783	167,137	18	(159,723)	345,215

Less current maturities	2,395	1,124	18	—	3,537
Long-term debt, less current maturities	$335,388	$166,013	$—	$(159,723)	$341,678

Long-term debt and lines of credit at September 30, 2003, consisted of the following (in 000’s):

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclas- sifications and Elimina- tions	Alliance Gaming Corporation and Subsidiaries

Term Loan Facility	$275,000	$—	$—	$—	$275,000
Revolving credit facility	70,000	—	—	—	70,000
Intercompany notes payable	—	162,755	—	(162,755)	—
Other	1	7,332	9	—	7,342
	345,001	170,087	9	(162,755)	352,342
Less current maturities	688	1,591	9	—	2,288
Long-term debt, less current maturities	$344,313	$168,496	$—	$(162,755)	$350,054

ALLIANCE GAMING CORPORATION

FORM 10-Q

September 30, 2003

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

As of September 30, 2003, we had $44.6 million in cash and cash equivalents, and $55.0 million in unborrowed availability on our revolving credit facility. In addition we had net working capital of approximately $180.4 million at September 30, 2003, compared to $156.1 million at June 30, 2003 excluding liabilities of discontinued operations. The changes within working capital are more fully described in the cash flow section below. Consolidated cash and cash equivalents at September 30, 2003 includes approximately $3.7 million of cash which is utilized in Casino Operations held in vaults, cages or change banks, as well as $13.4 million which is held in jackpot reserve accounts we maintain to ensure availability of funds to pay wide-area progressive jackpot awards. In addition, long-term investments of $2.6 million are held in Treasury Strips for the previous jackpot winners.

Management believes that cash flows from operating activities, cash and cash equivalents held and the $125 million revolving credit facility commitment will provide the Company with sufficient capital resources and liquidity. At September 30, 2003, we had no material commitments for capital expenditures.

As of November 11, 2003, the Company announced an agreement to purchase 100 percent of the outstanding shares of Sierra Design Group (“SDG”) for approximately $45 million of consideration consisting of $27 million of cash and 736,000 shares of Alliance Gaming Common Stock (valued at $18 million) paid at closing and approximately $95 million of contingent consideration payable in equal portions of cash and stock payable over the three years following the closing upon SDG achieving certain financial objectives. The acquisition, which is subject to regulatory approvals and certain other customary closing conditions, is expected to close in the first half of calendar 2004. This acquisition reinforces the Company’s position as the leading gaming provider to the gaming industry.

From time to time we become aware of potential acquisition or development opportunities and we may at any time be negotiating to engage in transactions or developments both domestically and internationally.  Additionally, we regularly evaluate all of our assets within our portfolio and will continue to consider disposition of assets that, in our opinion, do not represent the best use of our capital.

Cash Flow

During the three months ended September 30, 2003, we generated $5.0 million of cash flows from operating activities, was down compared to $7.3 million in the prior year period.

During the three months ended September 30, 2003, cash flow from investing activities included $10.9 million of cash provided from the sale of Bally Wulff (net of $5.6 million, used to purchase a 5 million Euro certificate of deposit as collateral for a tax claim currently being negotiated with the German tax authorities, for which the Company has indemnified the buyer), offset by capital expenditures totaling $2.4 million, and costs incurred to produce participation games totaling $5.0 million.

During the three months ended September 30, 2003, we used $3.1 million of cash in financing activities resulting from $345.0 million proceeds from issuance of long-term debt and $1.5 million of cash provided from the exercise of stock options, offset by $337.6 million payoff of debt from refinancing, $5.7 of refinancing cost, $5.4 million of premium paid on early redemption of the subordinated notes bonds and principal payments on long-term debt totaling $0.9 million.

Results of Operations for each Business Unit:

Bally Gaming and Systems

Summary financial results and operating statistics (dollars in 000’s):

	Three Months Ended September 30,
	2002	2003
Revenues
Game sales	$33,783	$42,741
System sales	15,275	29,984
Gaming operations	14,481	15,743
Total revenues	63,539	88,468

Gross Margin
Game sales	15,925	19,608
System sales	11,933	23,864
Gaming operations	9,423	11,759
Total gross margin	37,281	55,231

Selling, general and administrative	14,907	23,082
Research and development costs	3,975	5,963
Depreciation and amortization	3,264	4,828

Operating income	$15,135	$21,358

Operating Statistics:
New Gaming Devices Sold	4,000	5,200
Game Monitoring Units Sold	6,100	11,360
WAP and daily-fee games
End of period installed base	3,780	4,790
Average installed base	3,695	4,670

Our Bally Gaming and Systems business unit reported an overall increase in revenues of 39% over the prior year’s quarter. Bally game sales division reported an increase in revenues of 27% for the quarter. New units sold increased 30% to 5,200 and the average new-unit selling price (excluding OEM games) increased 6% for the quarter to $8,400. Bally Systems revenues increased 96% over the prior year quarter driven by a 85% increase in game monitoring units shipped to 11,360, a 36% increase in the average selling price per unit to $1,800, and increased sales of software licenses for the single-wire TITO solution, eTICKET™, as well as its bonusing and promotions software. Bally Systems recurring hardware and software revenues increased to $4.9 million for the quarter, resulting from the larger base of installed systems, which now stands at approximately 240,000 and an increase in the Bally eSeries installed cashless software. Gaming Operations revenues increased 9% compared to the prior year quarter as a result of a 27% increase in the end of period installed base of wide-area progressive (WAP) and daily-fee games deployed, which now total 1,980 and 2,810, respectively. The current quarter placements included the continued roll out of the “Cash for Life” WAP game which went live in July in Atlantic City, and continued placement of daily fee games such as Playboy and the recently introduced Saturday Night Live series.

For the quarter ended September 30, 2003, the overall gross margin percentage for Bally Gaming and Systems increased to 62% compared to 59% in the prior year quarter, this improvement is primarily a result of an increase in higher margin systems revenues.

Selling, general and administrative expenses increased 54% over the prior year quarter, as a result of the additional headcount added from acquisitions.  In addition, increased submissions of our products to certain gaming jurisdictions for approval prior to commercialization resulted in an increase in regulatory expenses.  Selling, general and administrative costs as a percentage of this business unit’s revenue increased to 26% in the current year quarter compared to 23% for the prior year quarter. Research and development costs increased 50% for the quarter, resulting from the increase in hardware and software engineers added during the current quarter. Total depreciation expense increased 48% over the prior year quarter, driven by the increase in the installed base of wide-area progressive and daily fee games.

Casino Operations

Summary financial results and operating statistics (dollars in 000’s):

	Three Months Ended September 30,
	2002	2003

Revenues
Rainbow Casino	$12,667	$12,755
Rail City Casino	5,123	5,381
Total revenues	17,790	18,136
Gross Margin
Rainbow Casino	7,370	7,752
Rail City Casino	2,232	2,408
Total gross margin	9,602	10,160

Selling, general and administrative	3,845	4,000
Depreciation and amortization	742	1,014

Operating income
Rainbow Casino	3,914	4,014
Rail City Casino	1,101	1,132
Total operating income	$5,015	$5,146

Operating Statistics:

Average Number of Gaming Devices

Rainbow Casino

980

905

Rail City Casino

540

570

Total Gaming Devices

1,520

1,475

Average Number of Table Games	24	19

Rainbow Casino revenues increased 1% over the prior year quarter, as a result of a 10% increase in net win per day per gaming machine to $148 offset by 7% decrease in the average number of gaming machines. Rail City Casino reported an increase in revenues of 5% for the quarter. The revenue improvement at the Rail City Casino was attributable to a 5% increase in the average number of gaming machines and 3% increase in net win per day per gaming machine to $86.

The gross margin for Casino Operations as a percentage of revenues increased to 56% for the quarter. This increase was a result of decreases in certain operating costs. Cost of casino revenues includes gaming taxes, rental costs and direct labor including payroll taxes and benefits.

The overall selling, general and administrative expenses increased 4% over the prior year quarter, as a result of an increase in advertising and promotional expenses. Selling, general and administrative costs as a percentage of revenue remained constant compared to prior year quarter. Total depreciation expense increased 37% over the prior year quarter as a result of the additional capital improvements made to the Rainbow Casino in the prior year.

Discontinued Operations

As previously discussed, in July 2003, we announced that we had entered into definitive agreements for the sale of our route operations. For purposes of financial reporting, these two business units are now treated as discontinued operations.

Route Operations

Summary financial results and operating statistics are as follows (dollars in 000’s):

	Three Months Ended September 30,
	2002	2003
Revenues
Nevada	$51,147	$50,269
Louisiana	3,690	3,704
Total revenues	54,837	53,973

Gross Margin
Nevada	7,896	7,604
Louisiana	1,221	1,207
Total gross margin	9,117	8,811

Selling, general and administrative	3,142	3,144
Depreciation and amortization	3,310	—

Operating income
Nevada	2,209	5,194
Louisiana	456	473
Total operating income	$2,665	$5,667

Operating Statistics:

Average Number of Gaming Devices

Nevada

8,340

7,840

Louisiana

710

715

Total Gaming Devices

9,050

8,555

Revenues from the Nevada route operations decreased 2% over the prior year quarter. This decrease was attributable to a 6% decrease in the average number of gaming machines for the quarter, offset by an increase in the average net win per gaming machine per day of 3% to $68.55 from $66.60. Late in the quarter, the Nevada Route operations entered into an agreement to operate 750 games at a third party owned Las Vegas casino, and the full effect of the revenues and income will be realized in the coming quarter.  Gamblers’ Bonus, a cardless players club and player tracking system, continued to have a favorable impact on the net win per day. As of September 30, 2003, the Gamblers’ Bonus product was installed in over 4,190 gaming machines at approximately 419 locations statewide or 55% of the installed base of gaming machines.

Revenues from route operations in Louisiana remained constant primarily as the result of a 1% decrease in the net win per gaming machine per day to $55.90 from $56.65 and the number of units deployed remained relatively flat compared to prior year quarter.

For quarter ended September 30, 2003, the overall gross margin percentage for the Route Operations remained constant.

The overall selling, general and administrative expenses remained constant compared to prior year quarter. Selling, general and administrative costs as a percentage of revenue remained at 6% compared to prior year quarter.

The results of the Nevada Route and Louisiana Route operations for the quarter ended September 30, 2002 include depreciation and amortization expense. In accordance with generally accepted accounting principles, depreciation and amortization for these discontinued operations ceased as of July 1, 2003 as a result of their designation as assets held for sale. Had depreciation and amortization expense been recorded for the current period, operating income for the discontinued operations would have decreased by $3.8 million, an increase of 14% compared to prior year quarter.

Parent Company and other unallocated  income (expense)

Summary financial results (dollars in 000’s):

	Three Months Ended September 30,
	2002	2003

General and administrative	$2,235	$2,933
Depreciation and amortization	544	506
Total Parent company expense	$2,779	$3,439

Other income (expense):

Interest income	$48	$43
Interest expense	(6,641)	(5,729)
Minority interest	(445)	(486)
Refinancing charges	—	(12,293)
Other, net	101	(351)
Total other expense	$(6,937)	$(18,816)

Income tax expense	$4,195	$1,663

The general and administrative expenses increased 31% over the prior year quarter. This increase was driven by higher corporate litigation cost and higher accruals for certain elements of our incentive based compensation plan. Total depreciation expense decreased 7% for the quarter.

Interest expense (net of interest income) for the current quarter totaled $5.7 million compared to $6.6 million in the prior year period. The current quarter lower interest expense reflects only 25 days of interest post-refinancing.

We recorded a $12.3 million refinancing charge in the current quarter consisting primarily of a $5.0 million prepayment penalty for the redemption of our Subordinated Notes, a non-cash charge of $7.0 million to write off the deferred financing costs, and $0.3 million of fees and expenses. We recorded a tax benefit from these charges totaling approximately $4.8 million.

Management has considered certain tax planning strategies as permitted by Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“FASB No. 109”).

Beginning July 1, 2002, the Company began recognizing Federal income tax expense based on 35% of pre-tax domestic income and state income taxes at a rate of approximately 4% of domestic income.

Results of Operations

The following table reconciles our earnings before interest, taxes, depreciation and amortization  (“EBITDA”) to our consolidated net income from continuing operations (in 000’s):

	Three Months Ended September 30,
	2002	2003

Net income from continuing operations	$6,239	$2,586
Income tax expense	4,195	1,663
Other expense, net	344	837
Interest expense, net	6,593	5,686
Refinancing charge	—	12,293
Operating income	17,371	23,065
Depreciation and amortization	4,550	6,348
EBITDA from continuing operations	$21,921	$29,413

The following tables reconcile operating income by business segment to EBITDA:

For the three months ended September 30, 2003 (from continuing operations) (in 000’s):

	Operating Income (Loss)	Depreciation and Amortization	EBITDA

Bally Gaming and Systems	$21,358	$4,828	$26,186
Casino Operations	5,146	1,014	6,160
Corporate expenses	(3,439)	506	(2,933)
	$23,065	$6,348	$29,413

For the three months ended September 30, 2002 (from continuing operations) (in 000’s):

	Operating Income (Loss)	Depreciation and Amortization	EBITDA

Bally Gaming and Systems	$15,135	$3,264	$18,399
Casino Operations	5,015	742	5,757
Corporate expenses	(2,779)	544	(2,235)
	$17,371	$4,550	$21,921

The following table reconciles our earnings before interest, taxes, depreciation and amortization  (“EBITDA”) to our consolidated net income from our discontinued operations (in 000’s):

	Three Months Ended September 30,
	2002	2003

Net income from discontinued operations	$19	$3,442
Income tax expense	897	1,890
Other expense	172	40
Interest (income) expense, net	(238)	295
Operating income	850	5,667
Depreciation and amortization	3,449	—
EBITDA from discontinued operations	$4,299	$5,667

For the three months ended September 30, 2003 (from discontinued operations) (in 000’s):

	Operating Income	Depreciation and Amortization	EBITDA

Route Operations	$5,667	$—	$5,667

For the three months ended September 30, 2002 (from discontinued operations) (in 000’s):

	Operating Income (Loss)	Depreciation and Amortization	EBITDA

Route Operations	$2,665	$3,310	$5,975
Wall Machines and Amusement Games	(1,815)	139	(1,676)
	$850	$3,449	$4,299

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

The results of the sensitivity analysis at September 30, 2003, are as follows:

Interest Rate Risk:

Upon completion of the Refinancing in September 2003, we had total debt of approximately $352.3 million, consisting primarily of the new $275 million term loan and the initial $70 million borrowing on the revolver. The bank facility loans are broken into individual loans with varying terms from one to six months. The interest rate for each loan is set on the borrowing date and is effective for the term outstanding. If the LIBOR rates were to increase or decrease by 100 basis points, with all other factors remaining constant, earnings would decrease or increase by approximately $3.6 million on a pre-tax basis.

Foreign Currency Exchange Rate Risk:

Our foreign subsidiaries generally use their domestic currency as their functional currency. A 10% fluctuation in the exchange rates of these currencies against the U.S. dollar would result in a corresponding change in earnings reported in the consolidated group of approximately $78,000.

ITEM 4.                             DISCLOSURE CONTROLS AND PROCEDURES

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

PART II

ITEM 1.          Legal Proceedings

There have been no material changes in any legal proceedings since filing of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2003.

ITEM 6.                             Exhibits and Reports on Form 8-K

a.                                       Exhibits

31.1	Certification of Chief Executive Officer, pursuant to Rule 15d-15(e) 4 of the Securities Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, pursuant to Rule 15d-15(e) 4 of the Securities Act of 1934, as amended.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

b.                                      Reports on Form 8-K

•	The Company filed a Form 8-K on July 2, 2003 announcing the definitive agreement for significant divestitures of non-core assets.
•	The Company filed a Form 8-K on July 18, 2003 announcing the completion of the sale of Bally Wulff 100% of the stock of its wholly-owned subsidiary and received the sale proceeds of $16.5 million.
•	The Company filed a Form 8-K on August 4, 2003, its press release for the financial results for the period ended June 30, 2003.
•	The Company filed a Form 8-K on August 13, 2003 announcing the tender offer and consent solicitation for the $150,000,00 aggregate principal amount of its 10% Senior Subordinated Notes due 2007.
•	The Company filed a Form 8-K on September 11, 2003 announcing the closing of the tender offer and consent solicitation for the $150,000,00 and the funding of a new $400 million bank loan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

ALLIANCE GAMING CORPORATION	Date: November 11, 2003
(Registrant)

By	/s/ Robert L. Miodunski
President and Chief Executive Officer
(Principal Executive Officer)

By	/s/ Robert L. Saxton
Sr. Vice President, Chief Financial
Officer and Treasurer (Principal
Financial and Accounting Officer)