Form 10-Q
period 2003-12-31
ALLIANCE GAMING CORP
filed 2004-02-13
CIK 2491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

☒  Yes    ☐  No

The number of shares of Common Stock, $0.10 par value, outstanding as of February 2, 2003, according to the records of the registrant’s registrar and transfer agent was 50,482,000.

ALLIANCE GAMING CORPORATION

FORM 10-Q

For the Quarter Ended December 31, 2003

PART 1
ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In 000’s, except share data)

	June 30, 2003	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$38,884	$72,254
Accounts and notes receivable, net of allowance for doubtful accounts of $6,962 and $7,427	98,368	106,731
Inventories, net of reserves of $6,503 and $6,498	32,102	39,274
Deferred tax assets, net	44,821	38,061
Other current assets	8,010	9,383
Total current assets	222,185	265,703
Long-term investments (restricted)	864	2,611
Long-term receivables, net of allowance for doubtful accounts of $15 and $10	14,865	7,173
Notes receivable from Sierra Design Group (Note 8)	—	61,025
Leased gaming equipment, net of accumulated depreciation of $15,703 and $19,647	25,792	30,221
Property, plant and equipment, net of accumulated depreciation and amortization of $20,495 and $23,737	56,894	59,876
Goodwill, net of accumulated amortization of $5,941 and $5,941	63,040	66,225
Intangible assets, net of accumulated amortization of $12,109 and $8,152	26,631	29,083
Assets of discontinued operations held for sale	114,314	106,886
Other assets, net of reserves of $1,788 and $1,788	580	6,235
Total assets	$525,165	$635,038
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,726	$20,633
Accrued liabilities	30,183	23,868
Jackpot liabilities	10,588	12,785
Current maturities of long-term debt	3,537	3,069
Liabilities of discontinued operations held for sale	16,186	16,647
Total current liabilities	83,220	77,002
Long-term debt, net	341,678	422,217
Deferred tax liabilities	3,920	6,006
Other liabilities	3,387	5,048
Minority interest	1,330	1,216
Total liabilities	433,535	511,489
Commitments and contingencies
Stockholders’ equity:
Special Stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 115 shares issued and outstanding	12	12
Common Stock, $.10 par value; 100,000,000 shares authorized; 49,933,000 and 50,295,000 shares issued	4,996	5,033
Treasury stock at cost, 513,000 shares	(501)	(501)
Additional paid-in capital	163,267	167,724
Accumulated other comprehensive income	1,287	3,940
Accumulated deficit	(77,431)	(52,659)
Total stockholders’ equity	91,630	123,549
Total liabilities and stockholders’ equity	$525,165	$635,038

See notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In 000’s, except per share data)

	Three Months Ended December 31,
	2002	2003
Revenues:
Gaming equipment and systems	$86,627	$96,319
Casino operations	11,600	12,312
	98,227	108,631
Costs and expenses:
Cost of gaming equipment and systems	39,663	38,780
Cost of casino operations	5,223	4,884
Selling, general and administrative	22,095	24,248
Research and development costs	5,158	6,740
Depreciation and amortization	4,847	6,445
	76,986	81,097

Operating income	21,241	27,534

Other income (expense):
Interest income	79	83
Interest expense	(6,554)	(3,869)
Minority interest	(309)	(541)
Other, net	266	(545)

Income from continuing operations before income taxes	14,723	22,662
Income tax expense	6,147	8,444
Net income from continuing operations	8,576	14,218

Discontinued operations:
Income from discontinued operations of wall machines and amusement games business unit, net	895	—
Income from discontinued operations of Nevada Route, net	1,325	3,077
Income from discontinued operations of Louisiana Route, net	284	420
Income from discontinued operations of Rail City Casino	773	1,029
Income from discontinued operations	3,277	4,526
Net income	$11,853	$18,744

Basic earnings per share:
Continuing operations	$0.17	$0.29
Discontinued operations	0.07	0.09
	$0.24	$0.38
Diluted earnings per share:
Continuing operations	$0.17	$0.28
Discontinued operations	0.07	0.09
	$0.24	$0.37

Weighted average common shares outstanding	49,208	49,741

Weighted average common and common share equivalents outstanding	50,316	50,930

See notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In 000’s, except per share data)

	Six Months Ended December 31,
	2002	2003
Revenues:
Gaming equipment and systems	$150,166	$184,787
Casino operations	24,267	25,067
	174,433	209,854
Costs and expenses:
Cost of gaming equipment and systems	65,921	72,017
Cost of casino operations	10,520	9,887
Selling, general and administrative	42,195	53,313
Research and development costs	9,133	12,703
Depreciation and amortization	9,153	12,467
	136,922	160,387

Operating income	37,511	49,467

Other income (expense):
Interest income	127	126
Interest expense	(13,195)	(9,598)
Minority interest	(754)	(1,027)
Refinancing charge	—	(12,293)
Other, net	366	(899)

Income from continuing operations before income taxes	24,055	25,776
Income tax expense	9,956	9,710
Net income from continuing operations	14,099	16,066

Discontinued operations:
Loss from discontinued operations of wall machines and amusement games business unit, net	(726)	—
Income from discontinued operations of Nevada Route, net	2,690	6,209
Income from discontinued operations of Louisiana Route, net	559	730
Income from discontinued operations of Rail City Casino	1,489	1,767
Income from discontinued operations	4,012	8,706
Net income	$18,111	$24,772

Basic earnings per share:
Continuing operations	$0.29	$0.32
Discontinued operations	0.08	0.18
	$0.37	$0.50
Diluted earnings per share:
Continuing operations	$0.29	$0.32
Discontinued operations	0.08	0.17
	$0.37	$0.49

Weighted average common shares outstanding	48,461	49,660

Weighted average common and common share equivalents outstanding	49,560	50,814

See notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months Ended December 31, 2003

(In 000’s)

			Series E Special Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accum. Deficit	Total Stock- holders’ Equity

	Common Stock
	Shares	Dollars

Balances at June 30, 2003	49,933	$4,996	$12	$(501)	$163,267	$1,287	$(77,431)	$91,630

Net income	—	—	—	—	—	—	24,772	24,772
Foreign currency translation adjustment	—	—	—	—	—	2,653	—	2,653
Total comprehensive income								27,425
Shares issued upon exercise of options	362	37	—	—	2,870	—	—	2,907
Tax benefit of employee stock option exercises	—	—	—	—	1,587	—	—	1,587

Balances at December 31, 2003	50,295	$5,033	$12	$(501)	$167,724	$3,940	$(52,659)	$123,549

See notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In 000’s)

	Six Months Ended December 31,
	2002	2003
Cash flows from operating activities of continuing operations:
Net income	$18,111	$24,772
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income from discontinued operations	(4,012)	(8,706)
Depreciation and amortization	9,153	12,467
Refinancing charge	—	12,293
Deferred income taxes	7,507	10,433
Provision for losses on receivables	628	526
Other	531	(1,099)
Change in operating assets and liabilities:
Accounts and notes receivable	(32,540)	(2,019)
Inventories	(847)	(2,493)
Other current assets	(800)	(1,023)
Accounts payable	1,806	(2,072)
Accrued liabilities and jackpot liabilities	4,647	(2,924)
Net cash provided by operating activities of continuing operations	4,184	40,155

Cash flows from investing activities of continuing operations:
Advances and notes receivable due from Sierra Design Group	—	(61,025)
Additions to property, plant and equipment	(4,901)	(3,815)
Additions to leased gaming equipment	(10,010)	(15,957)
Additions to other long-term assets	(1,879)	(10,414)
Acquisitions, net of cash acquired	(3,038)	(3,879)
Proceeds from sale of assets of discontinued operations	—	16,500
Net cash used in investing activities of continuing operations	(19,828)	(78,590)

Cash flows from financing activities of continuing operations:
Debt issuance costs	—	(6,954)
Premium and consent fees paid on redemption of subordinated notes	—	(5,399)
Proceeds from issuance of long-term debt	—	350,000
Net change in revolving credit facility	—	70,000
Payoff of debt from refinancing	—	(337,625)
Reduction of long-term debt	(1,991)	(1,349)
Proceeds from exercise of stock options	1,792	2,907
Net cash (used in) provided by financing activities of continuing operations	(199)	71,580

Effect of exchange rate changes on cash	93	130

Cash and cash equivalents provided by discontinued operations	8,444	95

Cash and cash equivalents:
(Decrease) increase for the period	(7,306)	33,370
Balance, beginning of period	31,800	38,884
Balance, end of period	$24,494	$72,254

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

On December 31, 2003, the Company acquired 100% of the assets of U.K. based Crown Gaming from Crown Leisure Limited (“Crown”). The total purchase price in cash was $3.9 million of which approximately $1.0 million was allocated to goodwill. The acquisition, which includes Crown’s distributorship agreements for a wide variety of automated table games and video bingo machines, strategically builds on the Company’s focus towards future growth projected in England.

All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

Revenue recognition

Revenue from sales of gaming machines is generally recognized at the time products are shipped and title has passed to the customer. Games placed with customers on a trial basis are not recognized as revenue until the trial period ends and the customer accepts the games. The Company sells gaming equipment on normal credit terms (generally 2%, net 30) and offers financing to qualified customers for periods generally between 6 and 48 months.

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

In accordance with industry practice, the Company recognizes gaming revenues in its route and casino operations as the net win from gaming machine operations, which is the difference between coins and currency deposited into the machines and payments to customers and, for other games, the difference between gaming wins and losses.  The Company recognizes, total net win from gaming machines as revenues for route operations, which the Company operates pursuant to revenue-sharing arrangements, and revenue-sharing payments (either fixed or variable) as a cost of route operations.

The Company continuously monitors its exposure for credit losses and maintains allowances for anticipated losses.

Capitalized Costs

During fiscal year 2004, Bally Gaming and Systems has experienced an almost four fold increase in the volume of product submissions to the various domestic regulatory bodies, each of which charge fees for testing and approval of each product. Product testing costs are capitalized once technological feasibility has been established and are amortized, generally over three year period once the product is placed in service. Product testing costs related to projects that are discontinued are expensed when such determination is made. The year to date fees incurred for such regulatory approvals exceeded $5.1 million. Of these amounts incurred, for the quarter ended December 31, 2003, the Company capitalized a total of $2.4 million that was directly attributable to products that have been approved.

Recently Issue Accounting Pronouncements

In December 2003, the FASB published FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) (“FIN46-R”), clarifying FIN 46 and exempting certain entities from the provisions of FIN 46. Generally, application of FIN 46-R is required in financial statements of public entities that have interests in structures commonly referred to as special-purpose entities for periods ending after December 15, 2003, and, for other types of VIEs, for periods ending after March 15, 2004.  The Company has reviewed this pronouncement and determined it is not applicable.

In December 2003, the FASB issued Statement of Financial Accounting Standard No. 132-R “Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87,88, and 106.”  This statement revises employers’ disclosures about pension plans and other postretirement benefit plans.  The Company has reviewed this pronouncement and determined it is not applicable.

2.     EARNINGS PER SHARE

The following computation of basic and diluted earnings per share and weighted average common and common share equivalents outstanding, are as follows (in 000’s except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2003	2002	2003

Net income from continuing operations	$8,576	$14,218	$14,099	$16,066
Net income from discontinued operations	3,277	4,526	4,012	8,706
Net income	$11,853	$18,744	$18,111	$24,772

Weighted average common shares outstanding	49,208	49,741	48,461	49,660
Effect of dilutive securities	1,108	1,189	1,099	1,154
Weighted average common and common share equivalents outstanding	50,316	50,930	49,560	50,814

Earnings per basic share:
Income from continued operations	$0.17	$0.29	$0.29	$0.32
Income from discontinued operations	0.07	0.09	0.08	0.18
	$0.24	$0.38	$0.37	$0.50

Earnings per diluted share:
Income from continued operations	$0.17	$0.28	$0.29	$0.32
Income from discontinued operations	0.07	0.09	0.08	0.17
	$0.24	$0.37	$0.37	$0.49

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2003	2002	2003
Stock options	486	3	572	56

The Company accounts for its stock-based employee compensation awards in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, because the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2003	2002	2003

Net income
As reported	$11,853	$18,744	$18,111	$24,772
Stock-based compensation under FASB No. 123	(1,032)	(1,021)	(1,649)	(1,893)
Pro forma net income	$10,821	$17,723	$16,462	$22,879

Earnings per share:
Basic – As reported	0.24	0.38	$0.37	$0.50
Basic – Pro forma	0.22	0.36	$0.34	$0.46
Diluted – As reported	0.24	0.37	$0.37	$0.49
Diluted – Pro forma	0.22	0.35	$0.33	$0.45

On the date of grant using the Black-Scholes option-pricing model, the following assumptions were used to value the options in the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2003	2002	2003

Risk-fee interest rate	3.5%	3.5%	3.5%	3.5%
Expected volatility	0.28	0.26	0.28	0.26
Expected dividend yield	0	0	0	0
Expected life	3-10 years	3-10 years	3-10 years	3-10 years

The resulting fair values applied to the options granted were $2.84 and $3.14 per share for the quarter ended December 31, 2002 and 2003 and were $2.73 and $3.10 per share for the six month periods ended December 31, 2002 and 2003, respectively.

3.     DISCONTINUED OPERATIONS

In July 2003 the Company announced it had entered into definitive sale agreements for of its route operations segment consisting of United Coin Machine Co. (“UCMC”) and Video Services, Inc. (“VSI”) and its German wall machine and amusement games segment (Alliance Automaten GmbH & Co. KG dba Bally Wulff).

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

The Company has entered into a definitive agreement for the sale of UCMC to the privately held Century Gaming, Inc. based in Montana.  The sales price is based on a multiple of EBITDA (as defined in the sale agreement). The closing of this transaction is subject to customary closing conditions including that the business achieve a minimum EBITDA of $21.0 million during a defined period of time prior to closing and that the buyer obtain the necessary gaming licenses. This transaction is expected to close in fiscal 2004.

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

On December 8, 2003 the Company announced that it had entered into an agreement for the sale of its Rail City Casino for consideration consisting of $35 million in cash and a $3.0 million note. The sale is expected to close in early to mid calendar 2004.

As a result of the transactions described above, each of the four businesses are treated as discontinued operations, and their results are presented net of applicable income taxes below income from continuing operations in the accompanying consolidated statements of operations. In accordance with generally accepted accounting principles, depreciation and amortization for these discontinued operations ceased as of July 1, 2003 for UCMC and VSI and as of December 8, 2003 for Rail City Casino as a result of their designation as assets held for sale. The assets and liabilities of the businesses are now classified as held for sale in the accompanying consolidated balance sheets. The prior year results have been reclassified to conform to the current year presentation.

Summary operating results for the discontinued operations for UCMC, VSI, Bally Wulff and Rail City Casino are as follows (in 000’s):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2003	2002	2003

Net revenues	$75,399	$64,179	$145,925	$123,533
Operating income	4,212	7,947	6,163	14,746
Income tax expense	1,299	2,437	2,581	4,724
Income from discontinued operations	$3,277	$4,526	$4,012	$8,706

The following net assets held for sale are included in the accompanying consolidated balance sheets (in 000’s):

	June 30, 2003	December 31, 2003

Cash and cash equivalents	$28,918	$32,081
Accounts and contracts receivable	21,627	6,042
Other current assets	5,200	4,146
Property, plant and equipment	33,316	40,623
Intangible assets	21,695	20,295
Other	3,558	3,699
Total assets	114,314	106,886

Current liabilities	11,913	12,346
Long-term liabilities	4,273	4,301
Total liabilities	16,186	16,647
Net assets of discontinued operations	$98,128	$90,239

4.      INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Cost elements included for work-in-process and finished goods include raw materials, freight, direct labor and manufacturing overhead.

Inventories, net of reserves, consist of the following (in 000’s):

	June 30, 2003	December 31, 2003

Raw materials	$13,720	$19,446
Work-in-process	789	1,348
Finished goods	17,593	18,480
Total	$32,102	$39,274

5.      DEBT

Long-term debt and lines of credit consisted of the following (in 000’s):

	June 30, 2003	December 31, 2003

Term loan facility	$187,625	$350,000
Revolving credit facility	—	70,000
10% Sr. Subordinated Notes, net of unamortized discount	149,663	—
Other subordinated debt	495	—
Other, secured by related equipment	7,432	5,286
	345,215	425,286
Less current maturities	3,537	3,069
Long-term debt, net of current maturities	$341,678	$422,217

The Company’s debt structure at June 30, 2003 consisted primarily of a $190 million term loan facility and a $23.7 million undrawn revolving credit facility and $150 million 10% Senior Subordinated Notes (“Subordinated Notes”). The term loan had an interest rate of LIBOR plus 3.25% (or 4.45% as of June 30, 2003).

On September 5, 2003, the Company completed a senior bank debt refinancing transaction (the “Refinancing”) whereby the Company entered into a new $275 million term loan facility and a $125 million revolving credit facility. Proceeds from the new loans were used to repay the existing bank term loans totaling approximately $188 million, repay the Subordinated Notes, and to pay transaction fees and expenses.  The new term loan has an interest rate of LIBOR plus 2.75% (or 3.96% as of December 31, 2003), has a 1% per year mandatory principal amortization after the first year, and a 6-year maturity.  The revolving credit facility has an interest rate of LIBOR plus 2.50% (or 3.71% as of December 31, 2003), and the commitment decreases ratably over its 5-year term to a 60% balloon.  As of September 5, 2003, the initial outstanding on the revolving credit facility totaled $70.0 million.

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

During the December 2003 quarter the Company increased the Term Loan by $75 million, to a total of $350 million outstanding.  The proceeds were used primarily to fund loans made to Sierra Design Group (“SDG”) of $61.0 million in advance of the previously announced acquisition of SDG that is anticipated to close in the first half of calendar 2004 (See Note 8).  As a result the Company incurred additional $1.3 million in debt issuance costs, which have been capitalized and will be amortized over the remaining term of the loan.

The new bank facility is collateralized by substantially all domestic property and is guaranteed by each domestic subsidiary of the Company, other than the entity that holds the Company’s interest in its Louisiana and Mississippi operations, and is secured by a Pledge Agreement. The bank facility contains a number of maintenance covenants and other significant covenants that, among other things, restrict the ability of the Company and the ability of certain of its subsidiaries to dispose of assets, incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of the Company’s subsidiaries, engage in mergers or acquisitions, or engage in certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities.  As of December 31, 2003, the Company is in compliance with these covenants.

6.     SEGMENTS AND GEOGRAPHICAL INFORMATION

The Company currently operates in two business segments (exclusive of the two business segments included in discontinued operations): (i) Gaming Equipment and Systems which designs, manufactures and distributes gaming machines and computerized monitoring systems for gaming machines, and (ii) Casino Operations which owns and operates one regional casino. The accounting policies of these segments are consistent with Company’s policies for the Consolidated Financial Statements.

The table below presents information as to the Company’s revenues, intersegment revenues and operating income by segment (in 000’s):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2003	2002	2003
Revenues:
Gaming Equipment and Systems	$86,627	$96,319	$150,166	$184,787
Casino Operations	11,600	12,312	24,267	25,067
Total revenues	$98,227	$108,631	$174,433	$209,854

Intersegment revenues:
Gaming Equipment and Systems	$265	$212	$1,223	$341

Operating income (loss):
Gaming Equipment and Systems	$21,775	$27,217	$36,910	$48,575
Casino Operations	2,631	3,814	6,545	7,828
Corporate/other	(3,165)	(3,497)	(5,944)	(6,936)
Total operating income	$21,241	$27,534	$37,511	$49,467

The Company has operations based primarily in the United States with a significant sales and distribution office based in Germany.

The table below presents information as to the Company’s revenues and operating income by geographic region (in 000’s):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2003	2002	2003
Revenues:
United States	$85,946	$97,728	$156,467	$190,340
Germany	10,031	5,762	14,417	11,794
Other foreign	2,250	5,141	3,549	7,720
Total revenues	$98,227	$108,631	$174,433	$209,854

Operating income:
United States	$20,333	$25,819	$35,926	$46,978
Germany	773	926	1,567	1,950
Other foreign	135	789	18	539
Total operating income	$21,241	$27,534	$37,511	$49,467

7.     SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information is related to the unaudited condensed consolidated statements of cash flows (in 000’s).

	Six Months Ended December 31,
	2002	2003

Cash paid for interest	$13,157	$15,227
Cash paid for income taxes	925	1,638

Non-cash transactions:
Reclassify property, plant and equipment to inventory	$1,402	$2,517
(Favorable) unfavorable translation rate adjustment	(2,786)	(2,524)
Notes payable issued in acquisition	3,000	—

8.     COMMITMENTS AND CONTINGENCIES

The Company is a party to various lawsuits relating to routine matters incidental to its business.  Management does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company.

On November 11, 2003, the Company announced an agreement to purchase 100 percent of the outstanding shares of Sierra Design Group (“SDG”) for approximately $45 million of consideration consisting of $27 million of cash and 736,000 shares of Alliance Gaming Common Stock (valued at $18 million) to be paid at closing and up to $95 million of contingent consideration payable in equal portions of cash and stock payable over the three years following the acquisition upon SDG achieving certain financial objectives. In addition, the Company has made loan commitments to SDG totaling $74 million, of which $61 million has been advanced as of December 31, 2003, which has been used by SDG to repay existing creditors.  The acquisition, which is subject to regulatory approvals and certain other customary closing conditions, is expected to close in the first half of calendar 2004.

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

UNAUDITED CONSOLIDATING BALANCE SHEETS

June 30, 2003
(In 000’s)

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclas- sifications and Elimina- tions	Alliance Gaming Corporation and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$12,730	$18,036	$8,118	$—	$38,884
Accounts and notes receivable, net	738	70,880	27,496	(746)	98,368
Inventories, net	—	29,801	2,518	(217)	32,102
Deferred tax assets, net	33,182	11,639	—	—	44,821
Other current assets	404	7,110	496	—	8,010
Total current assets	47,054	137,466	38,628	(963)	222,185
Long-term investments (restricted)	—	864	—	—	864
Long-term receivables, net	159,723	15,113	12	(159,983)	14,865
Leased gaming equipment, net	—	25,792	—	—	25,792
Property, plant and equipment, net	74	20,394	36,426	—	56,894
Goodwill, net	(900)	48,293	15,647	—	63,040
Intangible assets, net	7,049	14,550	5,032	—	26,631
Investments in subsidiaries	294,513	74,990	—	(369,503)	—
Deferred tax assets, net	3,394	—	—	(3,394)	—
Assets of discontinued operations held for sale	16,539	93,672	4,103	—	114,314
Other assets, net	(84,406)	99,918	(14,933)	1	580
	$443,040	$531,052	$84,915	$(533,842)	$525,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,295	$19,507	$1,924	$—	$22,726
Accrued liabilities	7,378	18,188	5,368	(751)	30,183
Jackpot liabilities	—	10,446	142	—	10,588
Current maturities of long-term debt	2,395	1,124	18	—	3,537
Liabilities of disc. operations held for sale	1,000	14,358	828	—	16,186
Total current liabilities	12,068	63,623	8,280	(751)	83,220

Long term debt, net	335,388	166,013	—	(159,723)	341,678
Deferred tax liabilites	—	5,679	1,635	(3,394)	3,920
Other liabilities	2,624	753	10	—	3,387
Minority interest	1,330	—	—	—	1,330
Total liabilities	351,410	236,068	9,925	(163,868)	433,535
Commitments and contingencies
Stockholders’ equity:
Special Stock Series E	12	—	—	—	12
Common Stock	4,996	478	1,027	(1,505)	4,996
Treasury stock	(501)	—	—	—	(501)
Additional paid-in capital	163,267	190,449	33,415	(223,864)	163,267
Accumulated other comprehensive income (loss)	1,287	1,290	1,267	(2,557)	1,287
Retained earnings (accumulated deficit)	(77,431)	102,767	39,281	(142,048)	(77,431)
Total stockholders’ equity	91,630	294,984	74,990	(369,974)	91,630
	$443,040	$531,052	$84,915	$(533,842)	$525,165

See accompanying unaudited notes.

UNAUDITED CONSOLIDATING BALANCE SHEETS

December 31, 2003

(In 000’s)

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclas- sifications and Elimina- tions	Alliance Gaming Corporation and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$44,883	$18,897	$8,474	$—	$72,254
Accounts and notes receivable, net	674	80,005	26,705	(653)	106,731
Inventories, net	—	34,473	5,195	(394)	39,274
Deferred tax assets, net	26,423	11,638	—	—	38,061
Other current assets	844	7,367	1,172	—	9,383
Total current assets	72,824	152,380	41,546	(1,047)	265,703
Long-term investments (restricted)	—	2,611	—	—	2,611
Long-term receivables, net	167,287	5,933	—	(166,047)	7,173
Notes receivables from Sierra Design Group	61,025	—	—	—	61,025
Leased gaming equipment, net	—	30,221	—	—	30,221
Property, plant and equipment, net	73	22,480	37,323	—	59,876
Goodwill, net	(900)	48,333	18,792	—	66,225
Intangible assets, net	6,923	17,416	4,744	—	29,083
Investments in subsidiaries	346,011	77,724	—	(423,735)	—
Deferred tax assets, net	1,309	—	—	(1,309)	—
Assets of discontinued operations held for sale	39	102,866	3,981	—	106,886
Other assets, net	(106,940)	130,181	(16,980)	(26)	6,235
	$547,651	$590,145	$89,406	$(592,164)	$635,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$260	$18,162	$2,211	$—	$20,633
Accrued liabilities	1	17,903	6,655	(691)	23,868
Jackpot liabilities	—	12,614	171	—	12,785
Current maturities of long-term debt	1,563	1,500	6	—	3,069
Liabilities of disc operations held for sale	—	15,638	1,009	—	16,647
Total current liabilities	1,824	65,817	10,052	(691)	77,002

Long term debt, net	418,438	169,566	—	(165,787)	422,217
Deferred tax liabilites	—	5,680	1,635	(1,309)	6,006
Other liabilities	2,624	2,424	—	—	5,048
Minority interest	1,216	—	—	—	1,216
Total liabilities	424,102	243,487	11,687	(167,787)	511,489
Commitments and contingencies
Stockholders’ equity:
Special Stock Series E	12	—	—	—	12
Common Stock	5,033	478	1,027	(1,505)	5,033
Treasury stock	(501)	—	—	—	(501)
Additional paid-in capital	167,724	190,449	33,415	(223,864)	167,724
Accumulated other comprehensive income (loss)	3,940	3,944	3,921	(7,865)	3,940
Retained earnings (accumulated deficit)	(52,659)	151,787	39,356	(191,143)	(52,659)
Total stockholders’ equity	123,549	346,658	77,719	(424,377)	123,549
	$547,651	$590,145	$89,406	$(592,164)	$635,038

See accompanying unaudited notes.

UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS

Three months ended December 31, 2002

(In 000’s)

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclas- sifications and Elimina- tions	Alliance Gaming Corporation and Subsidiaries
Revenues:
Gaming equipment and systems	$—	$83,616	$12,304	$(9,293)	$86,627
Casino operations	—	—	13,186	(1,586)	11,600
	—	83,616	25,490	(10,879)	98,227
Costs and expenses:
Cost of gaming equipment and systems	—	39,835	9,076	(9,248)	39,663
Cost of casino operations	—	—	5,223	—	5,223
Selling, general and administrative	2,623	15,440	5,641	(1,609)	22,095
Research and development costs	—	4,159	999	—	5,158
Depreciation and amortization	542	3,766	539	—	4,847
	3,165	63,200	21,478	(10,857)	76,986

Operating income (loss)	(3,165)	20,416	4,012	(22)	21,241

Earnings in consolidated subsidiaries	17,590	954	—	(18,544)	—

Other income (expense):
Interest income	3,099	—	11	(3,031)	79
Interest expense	(6,501)	(3,064)	(20)	3,031	(6,554)
Rainbow royalty	1,458	—	(1,458)	—	—
Minority interest	(309)	—	—	—	(309)
Other, net	665	(58)	(341)	—	266
Income (loss) from continuing operations before income taxes	12,837	18,248	2,204	(18,566)	14,723
Income tax expense	4,261	636	1,250	—	6,147
Net income (loss) from continuing operations	8,576	17,612	954	(18,566)	8,576

Discontinued operations:
Income (loss) from discontinued operations of wall machines and amusement games business unit, net	175	(1,210)	1,930	—	895
Income from disc. ops. of Nevada Route, net	—	1,325	—	—	1,325
Income from disc. ops. of Louisiana Route, net	—	—	284	—	284
Income from disc. ops. of Rail City Casino, net	—	773	—	—	773
Earnings from consolidated discontinued operations	3,102	2,214	—	(5,316)	—
Income (loss) from discontinued operations	3,277	3,102	2,214	(5,316)	3,277
Net income (loss)	$11,853	$20,714	$3,168	$(23,882)	$11,853

See accompanying unaudited notes.

UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS
Three months ended December 31, 2003
(In 000’s)

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclas- sifications and Elimina- tions	Alliance Gaming Corporation and Subsidiaries
Revenues:
Gaming equipment and systems	$—	$92,361	$10,902	$(6,944)	$96,319
Casino operations	—	—	13,758	(1,446)	12,312
	—	92,361	24,660	(8,390)	108,631
Costs and expenses:
Cost of gaming equipment and systems	—	39,293	6,371	(6,884)	38,780
Cost of casino operations	—	—	4,884	—	4,884
Selling, general and administrative	3,124	15,723	6,847	(1,446)	24,248
Research and development costs	—	6,587	153	—	6,740
Depreciation and amortization	373	5,196	876	—	6,445
	3,497	66,799	19,131	(8,330)	81,097

Operating income (loss)	(3,497)	25,562	5,529	(60)	27,534

Earnings in consolidated subsidiaries	25,005	3,156	—	(28,161)	—

Other income (expense):
Interest income	3,107	5	3	(3,032)	83
Interest expense	(3,805)	(3,081)	(15)	3,032	(3,869)
Rainbow royalty	1,541	—	(1,541)	—	—
Minority interest	(541)	—	—	—	(541)
Other, net	126	(190)	(481)	—	(545)
Income (loss) from continuing operations before income taxes	21,936	25,452	3,495	(28,221)	22,662
Income tax expense	7,718	387	339	—	8,444
Net income (loss) from continuing operations	14,218	25,065	3,156	(28,221)	14,218

Discontinued operations:
Income from disc. ops. of Nevada Route, net	—	3,077	—	—	3,077
Income from disc. ops. of Louisiana Route, net	—	—	420	—	420
Income from disc. ops. of Rail City Casino, net	—	1,029	—	—	1,029
Earnings from consolidated discontinued operations	4,526	420	—	(4,946)	—
Income (loss) from discontinued operations	4,526	4,526	420	(4,946)	4,526
Net income (loss)	$18,744	$29,591	$3,576	$(33,167)	$18,744

See accompanying unaudited notes.

UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS

Six months ended December 31, 2002

(In 000’s)

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclas- sifications and Elimina- tions	Alliance Gaming Corporation and Subsidiaries
Revenues:
Gaming equipment and systems	$—	$146,526	$18,005	$(14,365)	$150,166
Casino operations	—	—	27,431	(3,164)	24,267
	—	146,526	45,436	(17,529)	174,433
Costs and expenses:
Cost of gaming equipment and systems	—	67,638	12,587	(14,304)	65,921
Cost of casino operations	—	—	10,520	—	10,520
Selling, general and administrative	4,858	29,177	11,363	(3,203)	42,195
Research and development costs	—	7,342	1,791	—	9,133
Depreciation and amortization	1,086	7,023	1,044	—	9,153
	5,944	111,180	37,305	(17,507)	136,922

Operating income (loss)	(5,944)	35,346	8,131	(22)	37,511

Earnings in consolidated subsidiaries	31,553	3,399	—	(34,952)	—

Other income (expense):
Interest income	6,165	—	25	(6,063)	127
Interest expense	(13,119)	(6,099)	(40)	6,063	(13,195)
Rainbow royalty	3,044	—	(3,044)	—	—
Minority interest	(754)	—	—	—	(754)
Other, net	765	24	(423)	—	366
Income (loss) from continuing operations before income taxes	21,710	32,670	4,649	(34,974)	24,055
Income tax expense	7,611	1,095	1,250	—	9,956
Net income (loss) from continuing operations	14,099	31,575	3,399	(34,974)	14,099

Discontinued operations:
Income (loss) from disc ops of wall machines and amusement games business unit	408	(1,211)	77	—	(726)
Income from disc. ops. of Nevada Route, net	—	2,690	—	—	2,690
Income from disc. ops. of Louisiana Route, net	—	—	559	—	559
Income from disc. ops. of Rail City Casino, net	—	1,489	—	—	1,489
Earnings from consolidated discontinued operations	3,604	636	—	(4,240)	—
Income (loss) from discontinued operations	4,012	3,604	636	(4,240)	4,012
Net income (loss)	$18,111	$35,179	$4,035	$(39,214)	$18,111

See accompanying unaudited notes.

UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS

Six months ended December 31, 2003

(In 000’s)

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclas- sifications and Elimina- tions	Alliance Gaming Corporation and Subsidiaries
Revenues:
Gaming equipment and systems	$—	$177,370	$19,514	$(12,097)	$184,787
Casino operations	—	—	27,997	(2,930)	25,067
	—	177,370	47,511	(15,027)	209,854
Costs and expenses:
Cost of gaming equipment and systems	—	71,981	11,956	(11,920)	72,017
Cost of casino operations	—	—	9,887	—	9,887
Selling, general and administrative	6,057	36,935	13,251	(2,930)	53,313
Research and development costs	—	12,328	375	—	12,703
Depreciation and amortization	879	9,865	1,723	—	12,467
	6,936	131,109	37,192	(14,850)	160,387

Operating income (loss)	(6,936)	46,261	10,319	(177)	49,467

Earnings in consolidated subsidiaries	44,757	5,725	—	(50,482)	—

Other income (expense):
Interest income	6,177	5	8	(6,064)	126
Interest expense	(9,466)	(6,165)	(31)	6,064	(9,598)
Rainbow royalty	3,134	—	(3,134)	—	—
Minority interest	(1,027)	—	—	—	(1,027)
Refinancing charge	(12,293)	—	—	—	(12,293)
Other, net	235	(387)	(747)	—	(899)
Income (loss) from continuing operations before income taxes	24,581	45,439	6,415	(50,659)	25,776
Income tax expense	8,515	505	690	—	9,710
Net income (loss) from continuing operations	16,066	44,934	5,725	(50,659)	16,066

Discontinued operations:
Income from disc. ops. of Nevada Route, net	—	6,209	—	—	6,209
Income from disc. ops. of Louisiana Route, net	—	—	730	—	730
Income from disc. ops of Rail City Casino, net	—	1,767	—	—	1,767
Earnings from consolidated discontinued operations	8,706	730	—	(9,436)	—
Income (loss) from discontinued operations	8,706	8,706	730	(9,436)	8,706
Net income (loss)	$24,772	$53,640	$6,455	$(60,095)	$24,772

See accompanying unaudited notes.

UNAUDITED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended December 31, 2002

(000’s)

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclas sifications and Elimina- tions	Alliance Gaming Corporation and Subsidiaries
Cash flows from operating activities of continuing operations:
Net income (loss)	$18,111	$35,179	$4,035	$(39,214)	$18,111
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	(4,012)	(3,604)	(636)	4,240	(4,012)
Depreciation and amortization	1,086	7,023	1,044	—	9,153
Deferred income taxes	7,519	(3)	(9)	—	7,507
Provision for losses on receivables	—	616	12	—	628
Other	(273)	797	7	—	531
Change in operating assets and liabilities:
Accounts and notes receivable	(96)	(28,867)	(3,662)	85	(32,540)
Intercompany accounts	(15,232)	(25,937)	6,153	35,016	—
Inventories	—	(889)	20	22	(847)
Other current assets	(186)	(753)	139	—	(800)
Accounts payable	2,100	(276)	(18)	—	1,806
Accrued liabilities and jackpot liabilities	(5,559)	9,479	840	(113)	4,647
Net cash provided by (used in) operating activities of continuing operations	3,458	(7,235)	7,925	36	4,184

Cash flows from investing activities of continuing operations:
Additions to property, plant and equipment	(3)	(2,423)	(2,475)	—	(4,901)
Additions to leased gaming equipment	—	(10,010)	—	—	(10,010)
Additions to other long-term assets	—	(1,831)	(48)	—	(1,879)
Acquisitions, net of cash acquired	—	(3,038)	—	—	(3,038)
Net cash used in investing activities of continuing operations	(3)	(17,302)	(2,523)	—	(19,828)

Cash flows from financing activities of continuing operations:
Reduction of long-term debt	(1,950)	(35)	(6)	—	(1,991)
Bally Austria APIC	—	—	36	(36)	—
Proceeds from exercise of stock options	1,792	—	—	—	1,792
Dividends received (paid)	—	2,940	(2,940)	—	—
Net cash provided by (used in) financing activities of continuing operations	(158)	2,905	(2,910)	(36)	(199)

Effect of exchange rate changes on cash	—	—	93	—	93

Cash and cash equivalents provided by (used in) discontinued operations	—	9,180	(736)	—	8,444

Increase (decrease) for the period	3,297	(12,452)	1,849	—	(7,306)
Balance, beginning of period	8,121	17,414	6,265	—	31,800
Balance, end of period	$11,418	$4,962	$8,114	$—	$24,494

See accompanying unaudited notes.

UNAUDITED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended December 31, 2003

(000’s)

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclas sifications and Elimina- tions	Alliance Gaming Corporation and Subsidiaries
Cash flows from operating activities of continuing operations:
Net income (loss)	$24,772	$53,640	$6,455	$(60,095)	$24,772
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations	(8,706)	(8,706)	(730)	9,436	(8,706)
Depreciation and amortization	879	9,865	1,723	—	12,467
Refinancing charge	12,293	—	—	—	12,293
Deferred income taxes	8,671	1,762	—	—	10,433
Provision for losses on receivables	—	505	21	—	526
Other	(99)	(1,006)	6	—	(1,099)
Change in operating assets and liabilities:
Accounts and notes receivable	(1,436)	(492)	2	(93)	(2,019)
Intercompany accounts	(16,285)	(35,946)	1,716	50,515	—
Inventories	—	(2,155)	(515)	177	(2,493)
Other current assets	(440)	(588)	5	—	(1,023)
Accounts payable	(1,035)	(1,345)	308	—	(2,072)
Accrued liabilities and jackpot liabilities	(8,377)	4,556	837	60	(2,924)
Net cash provided by operating activities of continuing operations	10,237	20,090	9,828	—	40,155

Cash flows from investing activities of continuing operations:
Advances and notes receivable due from Sierra Design Group	(61,025)	—	—	—	(61,025)
Additions to property, plant and equipment	(19)	(1,365)	(2,431)	—	(3,815)
Additions to leased gaming equipment	—	(14,081)	(1,876)	—	(15,957)
Additions to other long-term assets	(5,974)	(4,504)	64	—	(10,414)
Acquisitions, net of cash acquired	—	(3,879)	—	—	(3,879)
Proceeds from sale of assets of discontinued operations	16,500	—	—	—	16,500
Net cash used in investing activities of continuing operations	(50,518)	(23,829)	(4,243)	—	(78,590)

Cash flows from financing activities of continuing operations:
Debt issuance costs	(6,954)	—	—	—	(6,954)
Premium and consents fees paid on redemption of subordinated notes	(5,399)	—	—	—	(5,399)
Proceeds from issuance of long-term debt	350,000	—	—	—	350,000
Payoff of debt from refinancing	(337,625)	—	—	—	(337,625)
Reduction of long-term debt	(495)	(842)	(12)	—	(1,349)
Net change in revolving credit facility	70,000	—	—	—	70,000
Proceeds from exercise of stock options	2,907	—	—	—	2,907
Dividends received (paid)	—	6,380	(6,380)	—	—
Net cash provided by (used in) financing activities of continuing operations	72,434	5,538	(6,392)	—	71,580
Effect of exchange rate changes on cash	—	—	130	—	130

Cash and cash equivalents provided by (used in) discontinued operations	—	(938)	1,033	—	95
Increase for the period	32,153	861	356	—	33,370
Balance, beginning of period	12,730	18,036	8,118	—	38,884
Balance, end of period	$44,883	$18,897	$8,474	$—	$72,254

See accompanying unaudited notes.

Debt and Revolving Credit Facility

Long-term debt and lines of credit at June 30, 2003 consist of the following (in 000’s):

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclas- sifications and Elimina- tions	Alliance Gaming Corporation and Subsidiaries
10% Senior Subordinated Notes, net of unamortized discount	$149,663	$—	$—	$—	$149,663
Term loan facility	187,625	—	—	—	187,625
Other subordinated debt	495	—	—	—	495
Intercompany notes payable	—	159,723	—	(159,723)	—
Other	—	7,414	18	—	7,432
	337,783	167,137	18	(159,723)	345,215

Less current maturities	2,395	1,124	18	—	3,537
Long-term debt, net of current maturities	$335,388	$166,013	$—	$(159,723)	$341,678

Long-term debt and lines of credit at December 31, 2003, consisted of the following (in 000’s):

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclas- sifications and Elimina- tions	Alliance Gaming Corporation and Subsidiaries

Term loan facility	$350,000	$—	$—	$—	$350,000
Revolving credit facility	70,000	—	—	—	70,000
Intercompany notes payable	—	165,787	—	(165,787)	—
Other	1	5,279	6	—	5,286
	420,001	171,066	6	(165,787)	425,286
Less current maturities	1,563	1,500	6	—	3,069
Long-term debt net of current maturities	$418,438	$169,566	$—	$(165,787)	$422,217

ALLIANCE GAMING CORPORATION

FORM 10-Q

December 31, 2003

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Summary

We are a diversified, worldwide gaming company that (i) designs, manufactures and distributes gaming machines and computerized monitoring systems for gaming machines; and (ii) owns and operates a casino. Operating under the name Bally Gaming and Systems, we are a worldwide leader in designing, manufacturing and distributing gaming machines, having marketed over 90,000 gaming machines during the past five years. We also design, integrate and sell highly specialized computerized monitoring systems that provide casinos with networked accounting and security services for their gaming machines with over 240,000 game monitoring units installed worldwide. Our dockside casino in Vicksburg, Mississippi offers 12 table games and approximately 930 gaming devices.

Several significant events should be highlighted. In July 2003, we announced our intention to transform our Company from a diversified gaming conglomerate to a technology provider to the gaming industry.  In July 2003, we entered into definitive agreements to sell route operations in Nevada and Louisiana, and our wall machine and amusement games business in Germany.  The German business has been sold and the sales of the Nevada and Louisiana route operations are expected to be completed during fiscal 2004.  In addition, on December 8, 2003, the Company announced that it had entered into an agreement for the sale of its Rail City Casino.  For purposes of financial reporting, each of these four businesses are now treated as discontinued operations and their results are presented net of applicable income taxes, below income from continuing operations.

On November 11, 2003, we announced an agreement to purchase 100 percent of the outstanding shares of Sierra Design Group (“SDG”), a leading supplier of Class II and Class III gaming devices, systems and technology.  Over the last several years we believed that the next significant expansion in gaming will be derived from the VLT and the Racino markets both domestically and internationally. SDG’s presence in both arenas and more importantly their technology supporting centrally determined gaming and Class II gaming will give us significant presence in these markets and significant head start in capitalizing on the expected growth in these markets. Finally, on December 31, 2003, we acquired England-based Crown Gaming from Crown Leisure Limited, one of the United Kingdom’s largest distributors of gaming and amusement machines.

Liquidity and Capital Resources

As of December 31, 2003, we had $72.3 million in cash and cash equivalents, and $55.0 million in unborrowed availability on our revolving credit facility. In addition, we had net working capital of approximately $205.3 million at December 31, 2003, compared to $155.2 million at June 30, 2003 excluding liabilities of discontinued operations.  The changes within working capital are more fully described in the cash flow section below. Consolidated cash and cash equivalents at December 31, 2003 includes approximately $2.7 million of cash which is utilized in Casino Operations held in vaults, cages or change banks, as well as $13.7 million which is held in jackpot reserve accounts we maintain to ensure availability of funds to pay wide-area progressive jackpot awards. In addition, long-term investments of $2.6 million include investments in Treasury Strips for the previous jackpot winners.

Management believes that cash flows from operating activities, cash and cash equivalents held and the $125 million revolving credit facility commitment will provide the Company with sufficient capital resources and liquidity. At December 31, 2003, we had no material commitments for capital expenditures.

The acquisition of SDG will be for consideration of approximately $45 million consisting of $27 million of cash and 736,000 shares of Alliance Gaming Common Stock (valued at $18 million) to be paid at closing and approximately $95 million of contingent consideration payable in equal portions of cash and stock payable over the three years following the acquisition upon SDG achieving certain financial objectives. In addition, the Company has made loan commitments to SDG of $74 million with interest accruing at 8% of which $61 million has been advanced as of December 31, 2003.  Principal and interest on these loans is due in November 2004. The acquisition, which is subject to regulatory approvals and certain other customary closing conditions, is expected to close in the first half of calendar 2004.

From time to time we become aware of potential acquisition or development opportunities and we may at any time be negotiating to engage in transactions or developments both domestically and internationally. Additionally, we regularly evaluate all of our assets within our portfolio and will continue to consider disposition of assets that, in our opinion, do not represent the best use of our capital. If such transactions occur our capital resources and liquidity may be affected.

Cash Flow

During the six months ended December 31, 2003, we generated $40.2 million of cash flows from operating activities of continuing operations, compared to $4.2 million in the prior year period primarily as the result of favorable operating performance discussed earlier.

During the six months ended December 31, 2003, cash flow from investing activities of continuing operations included $10.9 million of cash provided from the sale of Bally Wulff (net of $5.6 million used to purchase a 5 million Euro certificate of deposit as collateral for a tax claim currently being negotiated with the German tax authorities, for which the Company has indemnified the buyer), offset by the issuance of $61.0 million in loan advance to SDG, net cash used in the in the acquisition of Crown for $3.9 million, capital expenditures totaling $3.8 million, and costs incurred to produce participation games totaling $16.0 million.

During the six months ended December 31, 2003, $71.6 million cash was provided by financing activities of continuing operations resulting from $70 million increase in term loans and $350.0 million proceeds from issuance of long-term debt and $2.9 million of cash provided from the exercise of stock options, offset by $337.6 million payoff of debt from refinancing, $7.0 of refinancing costs, $5.4 million of premium paid on early redemption of the subordinated notes bonds and principal payments on long term debt totaling $1.3 million.

Results of Operations for each Business Unit:

Bally Gaming and Systems

Summary financial results and operating statistics (dollars in 000’s):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2003	2002	2003
Revenues
Game sales	$50,421	$49,577	$84,204	$92,318
System sales	23,041	30,749	38,316	60,733
Gaming operations	13,165	15,993	27,646	31,736
Total revenues	86,627	96,319	150,166	184,787

Gross Margin
Game sales	21,621	23,259	37,546	42,867
System sales	17,106	22,854	29,039	46,718
Gaming operations	8,237	11,426	17,660	23,185
Total gross margin	46,964	57,539	84,245	112,770

Selling, general and administrative	16,254	18,193	31,161	41,275
Research and development costs	5,158	6,740	9,133	12,703
Depreciation and amortization	3,777	5,389	7,041	10,217
Operating income	$21,775	$27,217	$36,910	$48,575

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2003	2002	2003
Operating Statistics:
New Gaming Devices Sold	5,430	4,600	9,430	9,795
Game Monitoring Units Sold	8,900	10,950	15,030	22,300
WAP and daily-fee games
End of period installed base	3,930	4,790	3,930	4,790
Average installed base	3,910	4,800	3,800	4,740

Our Bally Gaming and Systems business unit reported an overall increase in revenues of 11% for the quarter and 23% for the year-to-date period, when compared to the prior year periods. Bally game sales division reported a decrease in revenues of 2% for the quarter and an increase of 10% for the year-to-date period. New units sold decreased 15% during the quarter and increased 4% for the year-to-date period. The percentage decrease in new units sold for the quarter on a comparative basis reflects a comparison to the prior year quarter in which there were two significant new casino properties sales of which include approximately 1,600 units. The average new-unit selling price (excluding OEM games) increased 10% for the quarter and 8% for the year-to-date period.

Bally Systems division reported an increase in revenues of 33% for the quarter and 59% for the year-to-date period, when compared to the prior year periods driven by an increase in sales of game monitoring units for the quarter of 23% and an increase of 48% for the year-to-date period. For the current quarter and year-to-date period, Bally Systems experienced a continued increase in the average selling price per unit, increased sales of software licenses for eTICKET™, as well as sales of its bonusing and promotions software. Bally Systems recurring hardware and software revenues for the quarter increased to $5.1 million, resulting from the larger base of installed systems, which now stands at approximately 244,000.

The Gaming Operations division reported an increase of 21% in revenues for the quarter and an increase of 15% for the year-to-date period, when compared to the prior year periods driven by the 23% increase for the quarter and the 25% increase for the year-to-date-period in the average installed base of wide-area progressive (WAP) and daily-fee games deployed, which now total 1,840 and 2,950, respectively. The current quarter placements included the continued roll out of “Cash for Life” WAP games and the continued placement of daily fee games such as Playboy and the Saturday Night Live series, as well as the installation of an additional 130 games at Delaware race tracks.

For the quarter ended December 31, 2003, the overall gross margin percentage for Bally Gaming and Systems increased to 60% compared to 54% in the prior year quarter, primarily as a result of an increase in higher margin systems revenues.

Selling, general and administrative expenses increased 12% over the prior year quarter, as a result of an overall increase in regulatory fees, advertising and marketing expenses. Selling, general and administrative costs as a percentage of this business unit’s revenue remained constant at 19% in the current year quarter. Research and development costs increased 31% for the quarter, resulting from an increase in headcount and consulting fees during the current quarter. Total depreciation expense increased 43% over the prior year quarter, driven by the increase in the installed base of wide-area progressive and daily fee games.

During fiscal year 2004, Bally Gaming and Systems has experienced an almost four fold increase in the volume of product submissions to the various domestic regulatory bodies, each of which charge fees for testing and approval of each product. Product testing costs are capitalized once technological feasibility has been established and are amortized, generally over three year period once the product is placed in service. Product testing costs related to projects that are discontinued are expensed when such determinations is made. The year to date fees incurred for such regulatory approvals and classified as Research and Development costs, exceeded $5.1 million. Of these amounts incurred, for the quarter ended December 31, 2003, the Company capitalized a total of $2.4 million that was directly attributable to products that have been approved.

Rainbow Casino Operation

Summary financial results and operating statistics (dollars in 000’s):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2003	2002	2003

Revenues	$11,600	$12,312	$24,267	$25,067
Gross Margin	6,377	7,428	13,747	15,180
Selling, general and administrative	3,218	2,931	6,176	5,981
Depreciation and amortization	528	683	1,026	1,371
Operating income	$2,631	$3,814	$6,545	$7,828

Operating Statistics:

Average Number of Gaming Devices

905

910

930

930

Average Number of Table Games

16

12

16

12

Rainbow Casino revenues increased 6% for the quarter and 3% for the year-to-date-period, when compared to the prior year periods.The revenue increase in the quarter is a result of a 5% increase in net win per day per gaming machine to $142 and 1% increase in the average number of gaming machines for the quarter.

The gross margin for Casino Operations as a percentage of revenues increased to 60% for the quarter as compared to 55% for the prior year quarter. This increase was a result of decreases in certain operating costs. Cost of casino revenues includes gaming taxes, rental costs and direct labor including payroll taxes and benefits.

The overall selling, general and administrative expenses decreased 9% over the prior year quarter, as a result of a decrease in advertising and promotional expenses. Selling, general and administrative costs as a percentage of this business unit’s revenue decreased to 24% in the current quarter compared to 28% in the prior year quarter. Total depreciation expense increased 28% over the prior year quarter as a result of the capital improvements made to the Rainbow Casino in the prior year.

Discontinued Operations

As previously discussed, we announced that we had entered into definitive agreements for the sale of our two route operations in July 2003 and the sale of our Rail City Casino in December 2003. For purposes of financial reporting, these three business units are now treated as discontinued operations.

Rail City Casino

Summary financial results and operating statistics are as follows (dollars in 000’s):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2003	2002	2003

Revenues	$5,178	$5,866	$10,301	$11,247
Gross Margin	2,339	2,778	4,571	5,186
Selling, general and administrative	885	956	1,772	1,906
Depreciation and amortization	264	239	508	565
Operating income	$1,190	$1,583	$2,291	$2,715

Operating Statistics:

Average Number of Gaming Devices

545

580

545

575

Average Number of Table Games

8

7

8

7

Rail City Casino revenues increased 13% for the quarter and increased 9% for the year-to-date-period when compared to the prior year periods. The revenue improvement in the quarter at the Rail City Casino was attributable to a 6% increase in the average number of gaming machines and 12% increase in net win per day per gaming machine to $93.

The gross margin for Casino Operations as a percentage of revenues increased to 47% for the quarter from 45% in the prior year quarter. This increase was a result of decreases in certain operating costs. Cost of casino revenues includes gaming taxes, rental costs and direct labor including payroll taxes and benefits.

The overall selling, general and administrative expenses increased 8% over the prior year quarter, as a result of an increase in advertising and promotional expenses. Selling, general and administrative costs as a percentage of this business unit’s revenue decreased to 16% in the current quarter compared to 17% the prior year quarter. In accordance with generally accepted accounting principles, depreciation and amortization for these discontinued operation ceased as of December 8, 2003 as a result of their designation as assets held for sale. As a result, total depreciation expense decressed 9% over that recorded in the prior year quarter. Had depreciation and amortization expense been recorded for the current period, operating income for the discontinued operations would have decreased by $0.1 million compared to prior year quarter.

Route Operations

Summary financial results and operating statistics are as follows (dollars in 000’s):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2003	2002	2003
Revenues
Nevada	$49,727	$54,127	$100,874	$104,396
Louisiana	3,594	4,186	7,284	7,890
Total revenues	53,321	58,313	108,158	112,286

Gross Margin
Nevada	7,432	8,319	15,328	15,923
Louisiana	1,207	1,421	2,428	2,628
Total gross margin	8,639	9,740	17,756	18,551

Selling, general and administrative	2,856	3,376	5,998	6,520
Depreciation and amortization	3,315	—	6,625	—

Operating income
Nevada	2,017	5,683	4,226	10,877
Louisiana	451	681	907	1,154
Total operating income	$2,468	$6,364	$5,133	$12,031

Operating Statistics:

Average Number of Gaming Devices

Nevada

8,130

8,425

8,235

8,130

Louisiana

710

745

710

730

Total Gaming Devices

8,840

9,170

8,945

8,860

Revenues from the Nevada route operations in the quarter increased 9% over the prior year quarter. This increase was attributable to a 4% increase in the average number of gaming machines for the quarter and an increase in the average net win per gaming machine per day of 4% to $68.80 from $65.85. Gamblers’ Bonus, a cardless players club and player tracking system, continued to have a favorable impact on the net win per day. As of December 31, 2003, the Gamblers’ Bonus product was installed in over 4,160 gaming machines at approximately 428 locations statewide or 50% of the installed base of gaming machines.

Revenues from route operations in Louisiana operations in the quarter increased 16% over the prior year quarter as the result of an 11% increase in the net win per gaming machine per day to $60.40 from $54.65 and a 5% increase the number of units deployed compared to prior year quarter.

For quarter ended December 31, 2003, the overall gross margin percentage for the Route Operations remained relatively constant at 16%. The overall selling, general and administrative expenses increased in the quarter 18% over the prior year quarter. Selling, general and administrative costs as a percentage of revenue remained at 6% compared to prior year quarter.

The results of the Nevada Route and Louisiana Route operations for the quarter and the six months ended December 31, 2002 include depreciation and amortization expense. In accordance with generally accepted accounting principles, depreciation and amortization for these discontinued operations ceased as of July 1, 2003 as a result of their designation as assets held for sale. Had depreciation and amortization expense been recorded for the current period, operating income for the discontinued operations would have decreased by $3.5 million to $2.9 million, an increase of 18% compared to prior year quarter.

Parent Company and other unallocated income (expense)

Summary financial results (dollars in 000’s):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2003	2002	2003

General and administrative	$2,623	$3,124	$4,858	$6,057
Depreciation and amortization	542	373	1,086	879
Total Parent company expense	$3,165	$3,497	$5,944	$6,936

Other income (expense):

Interest income	$79	$83	$127	$126
Interest expense	(6,554)	(3,869)	(13,195)	(9,598)
Minority interest	(309)	(541)	(754)	(1,027)
Refinancing charge	—	—	—	(12,293)
Other, net	266	(545)	366	(899)
Total other expense	$(6,518)	$(4,872)	$(13,456)	$(23,691)

Income tax expense	$6,147	$8,444	$9,956	$9,710

The general and administrative expenses increased 19% over the prior year quarter. This increase was driven by higher corporate litigation and regulatory approval cost. Total depreciation expense decreased 31% for the quarter as a result of lower amortization expenses due to lower capitalized costs in the recent debt refinancing transaction.

Interest expense (net of interest income) for the current quarter totaled $3.8 million compared to $6.5 million in the prior year period. The lower interest expense in the current quarter reflects reduced interest rates post-refinancing.

For the six month ended December 31, 2003, reflect a $12.3 million refinancing charge recorded in the first quarter consisting primarily of a $5.0 million prepayment penalty for the redemption of our Subordinated Notes, a non-cash charge of $7.0 million to write off the deferred financing costs, and $0.3 million of fees and expenses. We recorded a tax benefit from these charges totaling approximately $4.8 million.

Beginning July 1, 2002, the Company began recognizing Federal income tax expense based on 35% of pre-tax domestic income and state income taxes at a rate of approximately 4% of domestic income.

Results of Operations

The following table reconciles our earnings before interest, taxes, depreciation and amortization  (“EBITDA”) to our consolidated net income from continuing operations (in 000’s):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2003	2002	2003

Net income from continuing operations	$8,576	$14,218	$14,099	$16,066
Income tax expense	6,147	8,444	9,956	9,710
Other expense, net	43	1,086	388	1,926
Interest expense, net	6,475	3,786	13,068	9,472
Refinancing charge	—	—	—	12,293
Operating income	21,241	27,534	37,511	49,467
Depreciation and amortization	4,847	6,445	9,153	12,467
EBITDA from continuing operations	$26,088	$33,979	$46,664	$61,934

The following tables reconcile operating income by business segment to EBITDA:

For the three months ended December 31, 2002 (from continuing operations) (in 000’s):

	Operating Income (Loss)	Depreciation and Amortization	EBITDA

Bally Gaming and Systems	$21,775	$3,777	$25,552
Casino Operations	2,631	528	3,159
Corporate expenses	(3,165)	542	(2,623)
	$21,241	$4,847	$26,088

For the three months ended December 31, 2003 (from continuing operations) (in 000’s):

	Operating Income (Loss)	Depreciation and Amortization	EBITDA

Bally Gaming and Systems	$27,217	$5,389	$32,606
Casino Operations	3,814	683	4,497
Corporate expenses	(3,497)	373	(3,124)
	$27,534	$6,445	$33,979

For the six months ended December 31, 2002 (from continuing operations) (in 000’s):

	Operating Income (Loss)	Depreciation and Amortization	EBITDA

Bally Gaming and Systems	$36,910	$7,041	$43,951
Rainbow Casino	6,545	1,026	7,571
Corporate expenses	(5,944)	1,086	(4,858)
	$37,511	$9,153	$46,664

For the six months ended December 31, 2003 (from continuing operations) (in 000’s):

	Operating Income (Loss)	Depreciation and Amortization	EBITDA

Bally Gaming and Systems	$48,575	$10,217	$58,792
Rainbow Casino	7,828	1,371	9,199
Corporate expenses	(6,936)	879	(6,057)
	$49,467	$12,467	$61,934

The following table reconciles our earnings before interest, taxes, depreciation and amortization  (“EBITDA”) to our consolidated net income from our discontinued operations (in 000’s):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2003	2002	2003

Net income from discontinued operations	$3,277	$4,526	$4,012	$8,706
Income tax expense	1,299	2,437	2,581	4,724
Other expense, net	(3)	956	169	993
Interest (income) expense, net	(361)	28	(599)	323
Operating income	4,212	7,947	6,163	14,746
Depreciation and amortization	4,074	239	7,767	565
EBITDA from discontinued operations	$8,286	$8,186	$13,930	$15,311

For the three months ended December 31, 2002 (from discontinued operations) (in 000’s):

	Operating Income	Depreciation and Amortization	EBITDA

Route Operations	$2,468	$3,315	$5,783
Wall Machines and Amusement Games	554	495	1,049
Rail City Casino	1,190	264	1,454
	$4,212	$4,074	$8,286

For the three months ended December 31, 2003 (from discontinued operations) (in 000’s):

	Operating Income	Depreciation and Amortization	EBITDA

Route Operations	$6,364	$—	$6,364
Rail City Casino	1,583	239	1,822
	$7,947	$239	$8,186

For the six months ended December 31, 2002 (from discontinued operations) (in 000’s):

	Operating Income (Loss)	Depreciation and Amortization	EBITDA

Route Operations	$5,133	$6,625	$11,758
Wall Machines & Amusement Games	(1,261)	634	(627)
Rail City Casino	2,291	508	2,799
	$6,163	$7,767	$13,930

For the six months ended December 31, 2003 (from discontinued operations) (in 000’s):

	Operating Income	Depreciation and Amortization	EBITDA
Route Operations	$12,031	$—	$12,031
Rail City Casino	2,715	565	3,280
	$14,746	$565	$15,311

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Rate Fluctuations

We derive revenues from our non-U.S. subsidiaries, all of which revenues are denominated in their local currencies, and their results are affected by changes in the relative values of non-U.S. currencies and the U.S. dollar. Most of the currencies in countries in which we have foreign operations strengthened versus the U.S. dollar in 2002 and 2003, which resulted in assets and liabilities denominated in local currencies being translated into less dollars. We do not currently utilize hedging instruments.

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

The results of the sensitivity analysis at December 31, 2003, are as follows:

Interest Rate Risk:

As of December 2003, we had total debt of approximately $425.3 million, consisting primarily of the new $350 million term loan and the initial $70 million borrowing on the revolver. The interest rate for each loan is set on the borrowing date and is effective for the term outstanding. If the LIBOR rates were to increase or decrease by 100 basis points, with all other factors remaining constant, earnings would decrease or increase by approximately $4.3 million on a pre-tax basis.

Foreign Currency Exchange Rate Risk:

Our foreign subsidiaries generally use their domestic currency as their functional currency. A 10% fluctuation in the exchange rates of these currencies against the U.S. dollar would result in a corresponding change in earnings reported in the consolidated group of approximately $137,000.

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

ITEM 4.                  Submission of Matters to a Vote of Security Holders

On December 3, 2003, the Company held its annual shareholders meeting at which the shareholders were asked to vote on the election of two directors and the approval of an amendment the Company’s Amended 2001 Long Term Incentive Plan (the “2001 Plan”) to increase the shares issuable under the 2001 Plan. Of the 49,933,687 shares of common stock outstanding, 40,796,307 shares were voted for and 2,097,152 withheld from Mr. Robert Miodunski and 36,202,328 shares were voted for and 6,691,131 withheld from Mr. David Robbins; and 27,228,492 shares were voted for and 7,916,948 shares against, 85,905 shares abstained and there were 7,662,114 broker non-votes, resulting in  the approval of the amendment to the 2001 Plan. Additionally, the shareholders ratified the Board of Director’s appointment of Deloitte & Touche LLP to act as independent public accountants of the Company for the fiscal year ending June 30, 2004.

ITEM 6.                  Exhibits and Reports on Form 8-K

a.             Exhibits

31.1	Certification of Chief Executive Officer, pursuant to Rule 15d-15(e) 4 of the Securities Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, pursuant to Rule 15d-15(e) 4 of the Securities Act of 1934, as amended.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

b.             Reports on Form 8-K

•	The Company filed a Form 8-K on October 15, 2003 announcing the financial results for the period ended September 30, 2003.
•	The Company filed a Form 8-K on November 11, 2003 announcing that the Company had signed a definitive agreement to acquire the privately held Sierra Design Group.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

ALLIANCE GAMING CORPORATION (Registrant)		Date: February 10, 2004

By	/s/ Robert L. Miodunski
President and Chief Executive Officer
(Principal Executive Officer)

By	/s/ Robert L. Saxton
Executive Vice President, Chief Financial
Officer and Treasurer (Principal
Financial and Accounting Officer)