Form 10-Q
period 2004-03-31
ALLIANCE GAMING CORP
filed 2004-05-14
CIK 2491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act).  Yes    ☒    No☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒   Yes    ☐  No

The number of shares of Common Stock, $0.10 par value, outstanding as of May 3, 2004, according to the records of the registrant’s registrar and transfer agent was 51,422,947.

ALLIANCE GAMING CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2004

I N D E X

PART 1

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In 000’s, except share data)

	June 30, 2003	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$38,884	$32,506
Accounts and notes receivable, net of allowance for doubtful accounts of $6,962 and $8,191	98,368	114,844
Inventories, net of reserves of $6,503 and $5,694	32,102	53,236
Deferred tax assets, net	44,821	56,331
Other current assets	8,010	12,004
Total current assets	222,185	268,921

Long-term investments (restricted)	864	2,638
Long-term receivables, net of allowance for doubtful accounts of $15 and $18	14,865	12,020
Net investment in sales type leases	—	8,269
Leased gaming equipment, net of accumulated depreciation of $15,703 and $22,324	25,792	54,983
Property, plant and equipment, net of accumulated depreciation and amortization of $20,495 and $25,948	56,894	65,542
Goodwill, net of accumulated amortization of $5,941 and $5,941	63,040	135,128
Intangible assets, net of accumulated amortization of $12,109 and $10,383	26,631	64,837
Assets of discontinued operations held for sale	114,314	109,340
Other assets, net of reserves of $1,788 and $1,788	580	6,277
Total assets	$525,165	$727,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,726	$38,729
Accrued liabilities	30,183	53,849
Jackpot liabilities	10,588	14,239
Current maturities of long-term debt	3,537	5,446
Liabilities of discontinued operations held for sale	16,186	24,970
Total current liabilities	83,220	137,233

Long-term debt, net	341,678	424,015
Deferred tax liabilities	3,920	6,676
Other liabilities	3,387	5,048
Minority interest	1,330	1,447
Total liabilities	433,535	574,419

Commitments and contingencies
Stockholders’ equity:
Special Stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 115 shares issued and outstanding	12	12
Common Stock, $.10 par value; 100,000,000 shares authorized; 49,933,000 and 51,266,000 shares issued	4,996	5,129
Treasury stock at cost, 513,000 shares	(501)	(501)
Additional paid-in capital	163,267	185,638
Accumulated other comprehensive income	1,287	2,084
Accumulated deficit	(77,431)	(38,826)
Total stockholders’ equity	91,630	153,536
Total liabilities and stockholders’ equity	$525,165	$727,955

See notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In 000’s, except per share data)

	Three Months Ended March 31,
	2003	2004
Revenues:
Gaming equipment and systems	$82,341	$101,977
Casino operations	13,891	14,262
	96,232	116,239
Costs and expenses:
Cost of gaming equipment and systems	34,249	41,378
Cost of casino operations	5,531	5,324
Selling, general and administrative	24,930	30,198
Research and development costs	5,592	9,059
Depreciation and amortization	5,527	8,128
	75,829	94,087

Operating income	20,403	22,152

Other income (expense):
Interest income	54	1,817
Interest expense	(6,269)	(4,590)
Minority interest	(729)	(722)
Other, net	121	(182)

Income from continuing operations before income taxes	13,580	18,475
Income tax expense	4,653	6,234
Net income from continuing operations	8,927	12,241

Discontinued operations:
Income from discontinued operations of wall machines and amusement games business unit, net	2,178	—
Income (loss) from discontinued operations of Nevada Route, net	425	(274)
Income from discontinued operations of Louisiana Route, net	381	586
Income from discontinued operations of Rail City Casino, net	869	1,281
Income from discontinued operations	3,853	1,593
Net income	$12,780	$13,834

Basic earnings per share:
Continuing operations	$0.18	$0.25
Discontinued operations	0.08	0.03
	$0.26	$0.28
Diluted earnings per share:
Continuing operations	$0.18	$0.24
Discontinued operations	0.07	0.03
	$0.25	$0.27

Weighted average common shares outstanding	49,294	50,221

Weighted average common and common share equivalents outstanding	50,162	51,449

See notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In 000’s, except per share data)

	Nine Months Ended March 31,
	2003	2004
Revenues:
Gaming equipment and systems	$232,507	$286,764
Casino operations	38,158	39,329
	270,665	326,093
Costs and expenses:
Cost of gaming equipment and systems	100,170	113,395
Cost of casino operations	16,051	15,211
Selling, general and administrative	67,125	80,812
Research and development costs	14,725	24,462
Depreciation and amortization	14,680	20,595
	212,751	254,475

Operating income	57,914	71,618

Other income (expense):
Interest income	181	1,943
Interest expense	(19,464)	(14,188)
Minority interest	(1,483)	(1,749)
Refinancing charge	—	(12,293)
Other, net	487	(1,081)

Income from continuing operations before income taxes	37,635	44,250
Income tax expense	14,609	15,944
Net income from continuing operations	23,026	28,306

Discontinued operations:
Income from discontinued operations of wall machines and amusement games business unit, net	1,453	—
Income from discontinued operations of Nevada Route, net	3,115	5,936
Income from discontinued operations of Louisiana Route, net	940	1,316
Income from discontinued operations of Rail City Casino, net	2,357	3,047
Income from discontinued operations	7,865	10,299
Net income	$30,891	$38,605

Basic earnings per share:
Continuing operations	$0.47	$0.57
Discontinued operations	0.17	0.21
	$0.64	$0.78
Diluted earnings per share:
Continuing operations	$0.46	$0.56
Discontinued operations	0.16	0.20
	$0.62	$0.76

Weighted average common shares outstanding	48,567	49,334

Weighted average common and common share equivalents outstanding	49,581	50,522

See notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended March 31, 2004

(In 000’s)

	Common Stock		Series E	Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accum.	Total Stock- holders’
	Shares	Dollars	Special Stock	Stock	Capital	Income	Deficit	Equity

Balances at June 30, 2003	49,933	$4,996	$12	$(501)	$163,267	$1,287	$(77,431)	$91,630

Net income	—	—	—	—	—	—	38,605	38,605
Foreign currency translation adjustment	—	—	—	—	—	797	—	797
Total comprehensive income								39,402
Common shares issued upon acquisition of SDG	662	66	—	—	11,883			11,949
Additional Paid in Capital upon issuance of warrants (MindPlay)	—	—	—	—	886	—	—	886
Shares issued upon exercise of options	671	67	—	—	6,556	—	—	6,623
Tax benefit of employee stock option exercises	—	—	—	—	3,046	—	—	3,046

Balances at March 31, 2004	51,266	$5,129	$12	$(501)	$185,638	$2,084	$(38,826)	$153,536

See notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In 000’s)

	Nine Months Ended March 31,
	2003	2004
Cash flows from operating activities of continuing operations:
Net income	$30,891	$38,605
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income from discontinued operations	(7,865)	(10,299)
Depreciation and amortization	14,680	20,595
Refinancing charge	—	12,293
Deferred income taxes	14,886	(6,257)
Provision for losses on receivables	1,224	755
Other	1,565	(1,354)
Change in operating assets and liabilities:
Accounts and notes receivable	(35,712)	(8,725)
Inventories	(823)	(3,080)
Other current assets	(2,791)	(627)
Accounts payable	9,634	9,893
Accrued liabilities and jackpot liabilities	(674)	16,255
Net cash provided by operating activities of continuing operations	25,015	68,054

Cash flows from investing activities of continuing operations:
Additions to property, plant and equipment	(7,462)	(9,556)
Additions to leased gaming equipment	(14,794)	(26,372)
Additions to other long-term assets	(2,628)	(12,825)
Advances of notes receivable due from Sierra Design Group	—	(72,820)
Acquisitions, net of cash acquired	(3,038)	(50,675)
Proceeds from sale of assets of discontinued operations	—	16,500
Net cash used in investing activities of continuing operations	(27,922)	(155,748)

Cash flows from financing activities of continuing operations:
Debt issuance costs	—	(6,954)
Premium and consent fees paid on redemption of subordinated notes	—	(5,399)
Proceeds from issuance of long-term debt	—	350,000
Net change in revolving credit facility	—	70,000
Payoff of debt from refinancing	—	(337,625)
Reduction of long-term debt	(3,364)	(2,986)
Proceeds from exercise of stock options	1,961	6,623
Net cash (used in) provided by financing activities of continuing operations	(1,403)	73,659

Effect of exchange rate changes on cash and cash equivalents	905	100

Cash and cash equivalents provided by discontinued operations	8,740	7,557

Cash and cash equivalents:
Increase (decrease) for the period	5,335	(6,378)
Balance, beginning of period	31,800	38,884
Balance, end of period	$37,135	$32,506

See notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      BASIS OF PRESENTATION

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to present fairly the financial position, results of operations and cash flows of Alliance Gaming Corporation (“Alliance” or the “Company”) for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company’s annual report on Form 10-K for the year ended June 30, 2003.

The accompanying unaudited condensed consolidated financial statements include the accounts of Alliance, and its wholly owned and partially owned, controlled subsidiaries. In the case of Video Services, Inc. (“VSI”), the Company owns 100% of the voting stock. The Company is entitled to receive 71% of dividends declared by VSI, if any, at such time that dividends are declared.

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

On December 31, 2003, the Company acquired 100% of the assets of U.K. based Crown Gaming from Crown Leisure Limited (“Crown”).   The purchase price in cash was $3.9 million of which approximately $1.0 million was allocated to goodwill.  The acquisition, which includes Crown’s distributorship agreements for a wide variety of automated table games and video bingo machines, strategically builds on the Company’s focus towards future growth projected in England.

During the quarter ended March 31, 2004, the Company completed the acquisition of substantially all of the assets and liabilities of MindPlay LLC (“MindPlay”), a leading developer of advanced table game technologies and completed the acquisition of Sierra Design Group (“SDG”), a leading supplier of Class II and Class III gaming devices, systems and technology, details of which are included in Note 9.

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

In accordance with industry practice, the Company recognizes gaming revenues in its route and casino operations as the net win from gaming machine operations, which is the difference between coins and currency deposited into the machines and payments to customers and, for other games, the difference between gaming wins and losses.  The Company recognizes total net win from gaming machines as revenues for route operations, which the Company operates pursuant to revenue-sharing arrangements and revenue-sharing payments (either fixed or variable) as a cost of route operations.

The Company continuously monitors its exposure for credit losses and maintains allowances for anticipated losses.

Capitalized Costs

During fiscal year 2004, Bally Gaming and Systems has experienced an almost four fold increase in the volume of product submissions to the various domestic regulatory bodies, each of which charges fees for the testing and approval of each product. Product testing costs are capitalized once technological feasibility has been established and are amortized, generally over a three year period once the product is placed in service. Product testing costs related to projects that are discontinued are expensed when such determination is made. The year to date fees incurred for such regulatory approvals totaled approximately $4.0 million. Of these amounts incurred, for the quarter ended March 31, 2004, the Company capitalized a total of $1.6 million that was directly attributable to products that have been approved and amortization expenses totaled $0.3 million.

Recently Issued Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board published FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) (“FIN46-R”), clarifying FIN 46 and exempting certain entities from the provisions of FIN 46. Generally, application of FIN 46-R is required in financial statements of public entities that have interests in structures commonly referred to as special-purpose entities for periods ending after December 15, 2003, and, for other types of VIEs, for periods ending after December 15, 2004.  The Company has reviewed this pronouncement and determined it is not applicable.

In December 2003, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 132-R “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88, and 106.”  This statement revises employers’ disclosures about pension plans and other postretirement benefit plans.  The Company has reviewed this pronouncement and determined it is not applicable.

2.                                      EARNINGS PER SHARE

The following computation of basic and diluted earnings per share and weighted average common and common share equivalents outstanding is as follows (in 000’s except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2004	2003	2004

Net income from continuing operations	$8,927	$12,241	$23,026	$28,306
Net income from discontinued operations	3,853	1,593	7,865	10,299
Net income	$12,780	$13,834	$30,891	$38,605

Weighted average common shares outstanding	49,294	50,221	48,567	49,334
Effect of dilutive securities	868	1,228	1,014	1,188
Weighted average common and common share equivalents outstanding	50,162	51,449	49,581	50,522

Earnings per basic share:
Income from continuing operations	$0.18	$0.25	$0.47	$0.57
Income from discontinued operations	0.08	0.03	0.17	0.21
	$0.26	$0.28	$0.64	$0.78

Earnings per diluted share:
Income from continuing operations	$0.18	$0.24	$0.46	$0.56
Income from discontinued operations	0.07	0.03	0.16	0.20
	$0.25	$0.27	$0.62	$0.76

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2004	2003	2004
Stock options	716	2	716	1,435

The Company accounts for its stock-based employee compensation awards in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, because the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

In 1998, the Company adopted SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under SFAS No. 123 companies may continue to account for employee stock-based compensation under APB 25, but are required to disclose historical pro-forma net income and earnings per share that would have resulted from the use of the fair value method described in SFAS No. 123.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28 “Interim Financial Reporting” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  Under the fair value method, compensation costs are measured using an options pricing model and amortized over the estimated life of the option, which is generally three to ten years, with option forfeitures accounted for at the time of the forfeiture, and all amounts are reflected net of tax.  The historical and pro forma net income (assuming an after-tax charge for stock-based compensation) and related per share data are as follows (in 000’s, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2004	2003	2004
Net income
As reported	$12,780	$13,834	$30,891	$38,605
Stock-based compensation under FASB No. 123	(617)	(1,483)	(2,266)	(3,377)
Pro forma net income	$12,163	$12,351	$28,625	$35,228

Earnings per share:
Basic – As reported	$0.26	$0.28	$0.64	$0.78
Basic - Pro forma	$0.25	$0.25	$0.59	$0.71
Diluted – As reported	$0.25	$0.27	$0.62	$0.76
Diluted – Pro forma	$0.24	$0.24	$0.58	$0.70

On the date of grant using the Black-Scholes option-pricing model, the following assumptions were used to value the options in the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2004	2003	2004

Risk-fee interest rate	3.5%	3.5%	3.5%	3.5%
Expected volatility	0.28	0.26	0.28	0.26
Expected dividend yield	0	0	0	0
Expected life	3-10 years	3-10 years	3-10 years	3-10 years

The resulting fair values applied to the options granted were $5.51 and $9.18 per share for the quarter ended March 31, 2003 and 2004 and were $6.21 and $9.24 per share for the nine month periods ended March 31, 2003 and 2004, respectively.

3.                                      DISCONTINUED OPERATIONS

In July 2003 the Company announced it had entered into definitive sale agreements for each component of its route operations segment consisting of United Coin Machine Co. (“UCMC”) and Video Services, Inc. (“VSI”) and its German wall machine and amusement games segment (Alliance Automaten GmbH & Co. KG dba Bally Wulff).

The sale of Bally Wulff was consummated on July 18, 2003, at which time the Company received $16.5 million in cash consideration.  Pursuant to the sale agreement, the Company used $5.6 million of the sale proceeds to purchase a 5 million Euro certificate of deposit as collateral for a tax claim currently being negotiated with the German tax authorities, for which the Company has indemnified the buyer.  The certificate of deposit is included in Other Assets in the accompanying unaudited financial statements.

The Company has entered into a definitive agreement for the sale of UCMC to the privately held Century Gaming, Inc. based in Montana.  The sales price is based on a multiple of EBITDA (as defined in the sale agreement).  The closing of this transaction is subject to customary closing conditions, including that the buyer obtain the necessary gaming licenses. This transaction is expected to close in June 2004.

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

On December 8, 2003 the Company announced that it had entered into an agreement for the sale of its Rail City Casino.  The sale was completed on May 3, 2004 and Alliance received cash of $37.9 million.

As a result of the transactions described above, each of the four businesses is treated as discontinued operations, and their results are presented net of applicable income taxes below income from continuing operations in the accompanying unaudited condensed consolidated statements of operations. In accordance with accounting principles generally accepted in the United States of America, depreciation and amortization for these discontinued operations ceased as of July 1, 2003 for UCMC and VSI and as of December 8, 2003 for Rail City Casino as a result of their designation as assets held for sale. The assets and liabilities of the businesses are now classified as held for sale in the accompanying unaudited condensed consolidated balance sheets. The prior year results have been reclassified to conform to the current year presentation.

Summary operating results for the discontinued operations for UCMC, VSI, Bally Wulff and Rail City Casino are as follows (in 000’s):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2004	2003	2004

Net revenues	$79,223	$68,797	$225,148	$192,330
Operating income	4,875	8,716	11,038	23,462
Income tax expense	920	7,023	3,501	11,747
Income from discontinued operations	$3,853	$1,593	$7,865	$10,299

The following net assets held for sale are included in the accompanying unaudited condensed consolidated balance sheets (in 000’s):

	June 30, 2003	March 31, 2004

Cash and cash equivalents	$28,918	$31,054
Accounts and contracts receivable	21,627	6,203
Other current assets	5,200	3,756
Property, plant and equipment	33,316	44,485
Intangible assets	21,695	20,180
Other	3,558	3,662
Total assets	114,314	109,340

Current liabilities	11,913	20,639
Long-term liabilities	4,273	4,331
Total liabilities	16,186	24,970
Net assets of discontinued operations	$98,128	$84,370

4.                                      INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Cost elements included for work-in-process and finished goods include raw materials, freight, direct labor and manufacturing overhead.

Inventories, net of reserves, consisted of the following (in 000’s):

	June 30, 2003	March 31, 2004

Raw materials	$13,720	$19,479
Work-in-process	789	2,871
Finished goods	17,593	30,886
Total	$32,102	$53,236

5.                                      DEBT

Long-term debt and lines of credit consisted of the following (in 000’s):

	June 30, 2003	March 31, 2004

Term loan facility	$187,625	$350,000
Revolving credit facility	—	70,000
10% Sr. Subordinated Notes, net of unamortized discount	149,663	—
Other subordinated debt	495	—
Other, generally secured by related equipment	7,432	9,461
	345,215	429,461
Less current maturities	3,537	5,446
Long-term debt, net of current maturities	$341,678	$424,015

The Company’s debt structure at June 30, 2003 consisted primarily of a $190 million term loan facility and a $23.7 million undrawn revolving credit facility and $150 million 10% Senior Subordinated Notes (“Subordinated Notes”). The term loan had an interest rate of LIBOR plus 3.25% (or 4.45% as of June 30, 2003).

On September 5, 2003, the Company completed a senior bank debt refinancing transaction (the “Refinancing”) whereby the Company entered into a new $275 million term loan facility and a $125 million revolving credit facility. Proceeds from the new loans were used to repay the existing bank term loans totaling approximately $188 million, repay the Subordinated Notes, and to pay transaction fees and expenses.  The new term loan had an interest rate of LIBOR plus 2.75%, which was later reduced to LIBOR + 2.50% (or 3.79% as of March 31, 2004), has a 1% per year mandatory principal amortization after the first year, and a 6-year maturity.  The revolving credit facility has an interest rate of LIBOR plus 2.50% (or 3.79% as March 31, 2004), and the commitment decreases ratably over its 5-year term to a 60% balloon.  During the December 2003 quarter the Company increased the term loan by $75 million, to a total of $350 million outstanding.  The proceeds were used primarily to fund the acquisition SDG.  As a result the Company incurred an additional $1.3 million in debt issuance costs, which have been capitalized and will be amortized over the remaining term of the loan.

On August 13, 2003, the Company initiated a tender offer and consent solicitation for all of the outstanding Subordinated Notes at a price of 103.33% plus a .25% tender premium which was contingent on the closing of the new bank facility.  On September 10, 2003, the tender offer period expired, with $78.6 million of the Subordinated Notes having been tendered.  On September 11, 2003, the Company initiated redemption of the remaining Subordinated Notes at a price of 103.33%, which was completed on September 16, 2003, at which time the Subordinated Notes were fully redeemed.

As a result of the Refinancing described above, the Company recorded a pre-tax charge in the quarter ended September 30, 2003 of $12.3 million, which includes a $5.0 million charge for the early extinguishment of the Subordinated Notes, $7.0 million for the non-cash write off of deferred financing costs, and $0.3 million in fees and expenses.

The new bank facility is collateralized by substantially all domestic property and is guaranteed by each domestic subsidiary of the Company, other than the entity that holds the Company’s interest in its Louisiana and Mississippi operations, and is secured by a Pledge Agreement. The bank facility contains a number of maintenance covenants and other significant covenants that, among other things, restrict the ability of the Company and the ability of certain of its subsidiaries to dispose of assets, incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of the Company’s subsidiaries, engage in mergers or acquisitions, or engage in certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities.  As of March 31, 2004, the Company is in compliance with these covenants.

6.                                      SEGMENTS AND GEOGRAPHICAL INFORMATION

The Company currently operates in two business segments (exclusive of the two business segments included in discontinued operations): (i) Gaming Equipment and Systems which designs, manufactures and distributes gaming machines and computerized monitoring systems for gaming machines, and (ii) Casino Operations which owns and operates one regional casino. The accounting policies of these segments are consistent with the Company’s policies for the unaudited condensed consolidated financial statements.

The table below presents information as to the Company’s revenues, intersegment revenues and operating income (loss) by segment (in 000’s):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2004	2003	2004
Revenues:
Gaming Equipment and Systems	$82,341	$101,977	$232,507	$286,764
Casino Operations	13,891	14,262	38,158	39,329
Total revenues	$96,232	$116,239	$270,665	$326,093

Intersegment revenues:
Gaming Equipment and Systems	$60	$106	$1,378	$447

Operating income (loss):
Gaming Equipment and Systems	$19,056	$20,096	$55,966	$68,670
Casino Operations	4,843	5,157	11,388	12,985
Corporate/other	(3,496)	(3,101)	(9,440)	(10,037)
Total operating income	$20,403	$22,152	$57,914	$71,618

The Company has operations based primarily in the United States with a significant sales and distribution office based in Germany.

The table below presents information as to the Company’s revenues and operating income (loss) by geographic region (in 000’s):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2004	2003	2004
Revenues:
United States	$85,206	$109,809	$241,673	$300,149
Germany	7,309	2,901	21,726	14,695
Other foreign	3,717	3,529	7,266	11,249
Total revenues	$96,232	$116,239	$270,665	$326,093

Operating income:
United States	$19,589	$22,516	$55,515	$69,488
Germany	535	695	2,102	2,645
Other foreign	279	(1,059)	297	(515)
Total operating income	$20,403	$22,152	$57,914	$71,618

7.                                      SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information is related to the unaudited condensed consolidated statements of cash flows (in 000’s).

	Nine Months Ended March 31,
	2003	2004

Cash paid for interest	$23,126	$19,779
Cash paid for income taxes	1,609	3,425

Non-cash transactions:
Reclassify property, plant and equipment to inventory	$2,777	$3,793
Favorable translation rate adjustment	3,873	697
Notes payable issued in acquisition	3,000	4,000

See Note 9 for assets and liabilities assumed in acquisitions.

8.                                      COMMITMENTS AND CONTINGENCIES

The Company is a party to various lawsuits relating to routine matters incidental to its business.  Management does not believe that the outcome of such litigations, in the aggregate, will have a material adverse effect on the Company.

On February 19, 2004, the Company completed the acquisition of MindPlay. The Company purchased substantially all of the assets and liabilities of MindPlay for consideration of $11.0 million in cash, a promissory note in the amount of $4.0 million and a warrant to purchase 100,000 shares of Alliance Common Stock, plus transaction fees and expense resulting in total consideration of $15.9 million.  Additional consideration may become payable in cash over the next 13 years upon the MindPlay business unit achieving certain significant revenue and gross margin targets.

Additionally, on March 2, 2004, the Company completed the acquisition of SDG. The Company purchased 100 percent of the outstanding shares of SDG for consideration of approximately $29.8 million in cash and 662,000 shares of Alliance Common Stock. In addition, the Company assumed approximately $80 million of debt (including approximately $72 million of loans payable to Alliance which now has been forgiven), plus transaction fees and expenses, resulting in total initial consideration of $126.4 million. Additional contingent consideration of up to $95.6 million may become payable, in equal portions of cash and stock, over the next three fiscal years upon the SDG business unit achieving certain significant revenue and EBITDA targets.

9.                                      ACQUISITIONS

Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets based upon their estimated fair market values as of the date of the acquisitions. The allocation of the purchase price to goodwill and intangibles is subject to change based on final valuation of net assets (including inventory and property, plant and equipment) and is based upon independent third-party valuations and management’s estimates.

SIERRA DESIGN GROUP

On March 2, 2004, Alliance completed the acquisition of 100% of the shares of privately held SDG.  Consideration totaled $126.4 million, and additional contingent consideration of up to $95.6 million may become payable over the next three years upon the SDG business unit achieving certain revenues and EBITDA targets.

The fair values preliminarily assigned to the SDG assets and liabilities were as follows (in 000’s):

Tangible Assets:
Cash	$1,189
Accounts receivable	6,949
Inventories	12,088
Deposits	1,576
Other current assets	2,233
Investment in Sales-type leases	8,241
Property, Plant and Equipment	22,205
Other Assets	103
Deferred Tax Assets	9,921
Notes Receivable	678
65,183
Liabilities:
Customer deposits	4,973
Accounts payable	6,110
Accrued liabilities	10,687
Notes Payable	3,704
25,474
Net tangible assets acquired	39,709
Intangible assets acquired:
Contracts	12,320
Patents/core technology	5,445
Trade name/ Trademark	5,708
23,473
Goodwill	63,211
Total Purchase Price	$126,393

The purchase price paid for SDG consists of the following (in thousands):

Cash paid to SDG stockholders	$29,846
Fair value of restricted Alliance Gaming common stock issued	11,950
Deferred consideration	1,350
Transaction fees and expenses	4,739
Subtotal	$47,885
SDG loans to third parties	5,688
Pre-acquisition loans from Alliance to SDG forgiven	72,820
Acquisition cost	$126,393

The following intangible assets of SDG are being amortized with the following lives:

Lives
Contracts	10
Patents/core technology	8
Trade name/trademark	5

The value assigned to the restricted stock totaled $11.9 million, and was determined by an independent third-party, and resulted in a 30% discount to the stock price two days before and after the announcement of the acquisition.  Pursuant to a loan agreement between Alliance and SDG, Alliance committed to loan SDG up to $74 million during the pre-acquisition period.  As of December 31, 2003, Alliance had advanced $61.0 million, and as of the acquisition date the loan balance totaled $72.8 million, which was forgiven as of the acquisition date.  Including the loan advances of $72.8 million, the cash paid for SDG totaled $108.6 million.

The following unaudited proforma financial information is presented as if the SDG acquisition had been completed at the beginning of the relative period (in 000’s, except per share information).

	Nine months ended
	March 31, 2003	March 31, 2004

Total revenue	$346,560	$392,811
Income from continuing operations before taxes	40,523	28,177
Income from continuing operations	24,817	18,341

Earnings per share from continuing operations
Basic	$0.50	$0.37
Diluted	$0.49	$0.36

MINDPLAY

On February 19, 2004, Alliance completed the acquisition of substantially all of the assets and liabilities of MindPlay LLC.  The consideration consisted of $9 million in cash, a note payable totaling $4.0 million, assumption of $2.0 million of long-term debt, and warrants to purchase 100,000 Alliance common stock valued at $1.0 million. Additional contingent consideration is payable over the next 13 years based on certain MindPlay product revenues and gross margin targets.

The fair values preliminarily assigned to the MindPlay assets and liabilities are as follows (in 000’s):

Tangible Assets:
Cash	$22
Accounts receivable	41
Inventories	110
Property, plant and equipment	143
Other Assets	43
359
Liabilities:
Customer deposits	467
Net tangible assets acquired	(108)

Intangible assets acquired:
Patents	11,255

Goodwill	5,644
Total Purchase Price	$16,791

The acquired patents, which are classified as intangible assets, are being amortized over the remaining life of the patents, which is approximately 15 years.

10.                               UNAUDITED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The following unaudited condensed consolidating financial statements are presented to provide certain financial information regarding guaranteeing and non-guaranteeing subsidiaries in relation to the Company’s new bank credit agreement. The financial information presented includes Alliance (the “Parent”), its wholly-owned guaranteeing subsidiaries (“Guaranteeing Subsidiaries”), and the non-guaranteeing subsidiaries Video Services, Inc., the Rainbow Casino Vicksburg Partnership, L.P. (dba Rainbow Casino) and the Parent’s non-domestic subsidiaries (together the “Non-Guaranteeing Subsidiaries”). The notes to the unaudited condensed consolidating financial statements should be read in conjunction with these unaudited condensed consolidating financial statements.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

June 30, 2003

(In 000’s)

ASSETS

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

See accompanying unaudited notes.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2004

(In 000’s)

ASSETS

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclas- sifications and Elimina- tions	Alliance Gaming Corporation and Subsidiaries
Current assets:
Cash and cash equivalents	$11,511	$13,124	$7,871	$—	$32,506
Accounts and notes receivable, net	1,257	95,229	19,284	(926)	114,844
Inventories, net	—	49,424	4,017	(205)	53,236
Deferred tax assets, net	31,465	24,866	—	—	56,331
Other current assets	1,050	10,844	110	—	12,004
Total current assets	45,283	193,487	31,282	(1,131)	268,921
Long-term investments (restricted)	—	2,638	—	—	2,638
Long-term receivables, net	245,400	10,665	22	(244,067)	12,020
Lease Receivable	—	8,269	—	—	8,269
Leased gaming equipment, net	—	54,983	—	—	54,983
Property, plant and equipment, net	74	28,858	36,610	—	65,542
Goodwill, net	(900)	117,167	18,861	—	135,128
Intangible assets, net	6,215	54,465	4,157	—	64,837
Investments in subsidiaries	427,895	74,900	—	(502,795)	—
Deferred tax assets, net	1,999	—	—	(1,999)	—
Assets of discontinued operations held for sale	39	104,794	4,507	—	109,340
Other assets, net	(132,181)	150,082	(11,627)	3	6,277
	$593,824	$800,308	$83,812	$(749,989)	$727,955

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,052	$35,532	$1,145	$—	$38,729
Accrued liabilities	8,436	41,671	4,677	(935)	53,849
Jackpot liabilities	—	14,050	189	—	14,239
Current maturities of long-term debt	2,438	3,005	3	—	5,446
Liabilities of disc. operations held for sale	1,729	21,973	1,268	—	24,970
Total current liabilities	14,655	116,231	7,282	(935)	137,233

Long term debt, net	421,562	246,353	—	(243,900)	424,015
Deferred tax liabilites	—	7,040	1,635	(1,999)	6,676
Other liabilities	2,624	2,424	—	—	5,048
Minority interest	1,447	—	—	—	1,447
Total liabilities	440,288	372,048	8,917	(246,834)	574,419
Commitments and contingencies
Stockholders’ equity:
Special Stock Series E	12	—	—	—	12
Common Stock	5,129	478	1,027	(1,505)	5,129
Treasury stock	(501)	—	—	—	(501)
Additional paid-in capital	185,638	260,813	33,415	(294,228)	185,638
Accumulated other comprehensive income (loss)	2,084	2,084	3,014	(5,098)	2,084
Retained earnings (accumulated deficit)	(38,826)	164,885	37,439	(202,324)	(38,826)
Total stockholders’ equity	153,536	428,260	74,895	(503,155)	153,536
	$593,824	$800,308	$83,812	$(749,989)	$727,955

See accompanying unaudited notes.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three months ended March 31, 2003

(In 000’s)

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclas- sifications and Elimina- tions	Alliance Gaming Corporation and Subsidiaries
Revenues:
Gaming equipment and systems	$—	$80,227	$11,044	$(8,930)	$82,341
Casino operations	—	—	15,545	(1,654)	13,891
	—	80,227	26,589	(10,584)	96,232
Costs and expenses:
Cost of gaming equipment and systems	—	35,554	7,746	(9,051)	34,249
Cost of casino operations	—	—	5,531	—	5,531
Selling, general and administrative	2,895	17,799	5,907	(1,671)	24,930
Research and development costs	—	4,436	1,156	—	5,592
Depreciation and amortization	600	4,334	593	—	5,527
	3,495	62,123	20,933	(10,722)	75,829

Operating income (loss)	(3,495)	18,104	5,656	138	20,403

Earnings in consolidated subsidiaries	18,941	3,507	—	(22,448)	—

Other income (expense):
Interest income	3,061	—	26	(3,033)	54
Interest expense	(6,220)	(3,069)	(13)	3,033	(6,269)
Rainbow royalty	1,742	—	(1,742)	—	—
Minority interest	(729)	—	—	—	(729)
Other, net	433	(83)	(229)	—	121
Income (loss) from continuing operations before income taxes	13,733	18,459	3,698	(22,310)	13,580
Income tax expense (benefit)	4,806	(343)	190	—	4,653
Net income (loss) from continuing operations	8,927	18,802	3,508	(22,310)	8,927

Discontinued operations:
Income (loss) from discontinued operations of wall machines and amusement games business unit, net	172	—	2,006	—	2,178
Income from disc. ops. of Nevada Route, net	—	425	—	—	425
Income from disc. ops. of Louisiana Route, net	—	—	381	—	381
Income from disc. ops. of Rail City Casino, net	—	869	—	—	869
Earnings from consolidated discontinued operations	3,681	2,387	—	(6,068)	—
Income (loss) from discontinued operations	3,853	3,681	2,387	(6,068)	3,853
Net income (loss)	$12,780	$22,483	$5,895	$(28,378)	$12,780

See accompanying unaudited notes.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three months ended March 31, 2004

(In 000’s)

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclas- sifications and Elimina- tions	Alliance Gaming Corporation and Subsidiaries
Revenues:
Gaming equipment and systems	$—	$97,822	$6,430	$(2,275)	$101,977
Casino operations	—	—	15,876	(1,614)	14,262
	—	97,822	22,306	(3,889)	116,239
Costs and expenses:
Cost of gaming equipment and systems	—	40,394	3,447	(2,463)	41,378
Cost of casino operations	—	—	5,324	—	5,324
Selling, general and administrative	2,778	21,739	7,294	(1,613)	30,198
Research and development costs	—	8,865	194	—	9,059
Depreciation and amortization	323	7,038	767	—	8,128
	3,101	78,036	17,026	(4,076)	94,087

Operating income (loss)	(3,101)	19,786	5,280	187	22,152

Earnings in consolidated subsidiaries	17,002	2,712	—	(19,714)	—

Other income (expense):
Interest income	5,203	98	4	(3,488)	1,817
Interest expense	(4,471)	(3,600)	(7)	3,488	(4,590)
Rainbow royalty	1,777	—	(1,777)	—	—
Minority interest	(722)	—	—	—	(722)
Other, net	(422)	329	(183)	94	(182)
Income (loss) from continuing operations before income taxes	15,266	19,325	3,317	(19,433)	18,475
Income tax expense	3,025	2,605	604	—	6,234
Net income (loss) from continuing operations	12,241	16,720	2,713	(19,433)	12,241

Discontinued operations:
Income from disc. ops. of Nevada Route, net	—	(274)	—	—	(274)
Income from disc. ops. of Louisiana Route, net	—	—	586	—	586
Income from disc. ops. of Rail City Casino, net	—	1,281	—	—	1,281
Earnings from consolidated discontinued operations	1,593	586	—	(2,179)	—
Income (loss) from discontinued operations	1,593	1,593	586	(2,179)	1,593
Net income (loss)	$13,834	$18,313	$3,299	$(21,612)	$13,834

See accompanying unaudited notes.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Nine months ended March 31, 2003

(In 000’s)

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclas- sifications and Elimina- tions	Alliance Gaming Corporation and Subsidiaries
Revenues:
Gaming equipment and systems	$—	$226,753	$29,049	$(23,295)	$232,507
Casino operations	—	—	42,976	(4,818)	38,158
	—	226,753	72,025	(28,113)	270,665
Costs and expenses:
Cost of gaming equipment and systems	—	103,192	20,333	(23,355)	100,170
Cost of casino operations	—	—	16,051	—	16,051
Selling, general and administrative	7,753	46,976	17,270	(4,874)	67,125
Research and development costs	—	11,778	2,947	—	14,725
Depreciation and amortization	1,686	11,357	1,637	—	14,680
	9,439	173,303	58,238	(28,229)	212,751

Operating income (loss)	(9,439)	53,450	13,787	116	57,914

Earnings in consolidated subsidiaries	50,494	6,906	—	(57,400)	—

Other income (expense):
Interest income	9,226	—	51	(9,096)	181
Interest expense	(19,339)	(9,168)	(53)	9,096	(19,464)
Rainbow royalty	4,786	—	(4,786)	—	—
Minority interest	(1,483)	—	—	—	(1,483)
Other, net	1,199	(59)	(653)	—	487
Income (loss) from continuing operations before income taxes	35,444	51,129	8,346	(57,284)	37,635
Income tax expense	12,418	752	1,439	—	14,609
Net income (loss) from continuing operations	23,026	50,377	6,907	(57,284)	23,026

Discontinued operations:
Income (loss) from disc. ops. of wall machines and amusement games business unit	580	(1,210)	2,083	—	1,453
Income from disc. ops. of Nevada Route, net	—	3,115	—	—	3,115
Income from disc. ops. of Louisiana Route, net	—	—	940	—	940
Income from disc. ops. of Rail City Casino, net	—	2,357	—	—	2,357
Earnings from consolidated discontinued operations	7,285	3,023	—	(10,308)	—
Income (loss) from discontinued operations	7,865	7,285	3,023	(10,308)	7,865
Net income (loss)	$30,891	$57,662	$9,930	$(67,592)	$30,891

See accompanying unaudited notes.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Nine months ended March 31, 2004

(In 000’s)

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclas- sifications and Elimina- tions	Alliance Gaming Corporation and Subsidiaries
Revenues:
Gaming equipment and systems	$—	$275,192	$25,944	$(14,372)	$286,764
Casino operations	—	—	43,873	(4,544)	39,329
	—	275,192	69,817	(18,916)	326,093
Costs and expenses:
Cost of gaming equipment and systems	—	112,375	15,403	(14,383)	113,395
Cost of casino operations	—	—	15,211	—	15,211
Selling, general and administrative	8,836	55,975	20,545	(4,544)	80,812
Research and development costs	—	23,893	569	—	24,462
Depreciation and amortization	1,202	16,903	2,490	—	20,595
	10,038	209,146	54,218	(18,927)	254,475

Operating income (loss)	(10,038)	66,046	15,599	11	71,618

Earnings in consolidated subsidiaries	61,759	8,437	—	(70,196)	—

Other income (expense):
Interest income	11,380	103	12	(9,552)	1,943
Interest expense	(13,937)	(9,765)	(38)	9,552	(14,188)
Rainbow royalty	4,911	—	(4,911)	—	—
Minority interest	(1,749)	—	—	—	(1,749)
Refinancing charge	(12,293)	—	—	—	(12,293)
Other, net	(188)	(58)	(929)	94	(1,081)
Income (loss) from continuing operations before income taxes	39,845	64,763	9,733	(70,091)	44,250
Income tax expense	11,539	3,110	1,295	—	15,944
Net income (loss) from continuing operations	28,306	61,653	8,438	(70,091)	28,306

Discontinued operations:
Income from disc. ops. of Nevada Route, net	—	5,936	—	—	5,936
Income from disc. ops. of Louisiana Route, net	—	—	1,316	—	1,316
Income from disc. ops of Rail City Casino, net	—	3,047	—	—	3,047
Earnings from consolidated discontinued operations	10,299	1,316	—	(11,615)	—
Income (loss) from discontinued operations	10,299	10,299	1,316	(11,615)	10,299
Net income (loss)	$38,605	$71,952	$9,754	$(81,706)	$38,605

See accompanying unaudited notes.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended March 31, 2003

(000’s)

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclas sifications and Elimina- tions	Alliance Gaming Corporation and Subsidiaries
Cash flows from operating activities of continuing operations:
Net income (loss)	$30,891	$57,662	$9,930	$(67,592)	$30,891
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	(7,866)	(7,285)	(3,023)	10,309	(7,865)
Depreciation and amortization	1,686	11,357	1,637	—	14,680
Deferred income taxes	14,903	(3)	(14)	—	14,886
Provision for losses on receivables	—	1,203	21	—	1,224
Other	811	773	(19)	—	1,565
Change in operating assets and liabilities:
Accounts and notes receivable	(400)	(29,845)	(6,026)	559	(35,712)
Intercompany accounts	(27,128)	(41,527)	11,227	57,428	—
Inventories	—	339	(1,048)	(114)	(823)
Other current assets	(246)	(2,595)	50	—	(2,791)
Accounts payable	2,570	7,799	(735)	—	9,634
Accrued liabilities and jackpot liabilities	(8,328)	7,915	293	(554)	(674)
Net cash provided by operating activities of continuing operations	6,893	5,793	12,293	36	25,015

Cash flows from investing activities of continuing operations:
Additions to property, plant and equipment	(2)	(2,912)	(4,548)	—	(7,462)
Additions to leased gaming equipment	—	(14,794)	—	—	(14,794)
Additions to other long-term assets	(240)	(2,339)	(49)	—	(2,628)
Acquisitions, net of cash acquired	—	(3,038)	—	—	(3,038)
Net cash used in investing activities of continuing operations	(242)	(23,083)	(4,597)	—	(27,922)

Cash flows from financing activities of continuing operations:
Reduction of long-term debt	(2,925)	(430)	(9)	—	(3,364)
Bally Austria APIC	—	—	36	(36)	—
Proceeds from exercise of stock options	1,961	—	—	—	1,961
Dividends received (paid)	—	4,665	(4,665)	—	—
Net cash (used in) provided by financing activities of continuing operations	(964)	4,235	(4,638)	(36)	(1,403)

Effect of exchange rate changes on cash	—	—	905	—	905

Cash and cash equivalents provided by (used in) discontinued operations	—	10,875	(2,135)	—	8,740

Increase (decrease) for the period	5,687	(2,180)	1,828	—	5,335
Balance, beginning of period	8,121	17,414	6,265	—	31,800
Balance, end of period	$13,808	$15,234	$8,093	$—	$37,135

See accompanying unaudited notes.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended March 31, 2004

(000’s)

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclas sifications and Elimina- tions	Alliance Gaming Corporation and Subsidiaries
Cash flows from operating activities of continuing operations:
Net income (loss)	$38,605	$71,952	$9,754	$(81,706)	$38,605
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations	(10,299)	(10,299)	(1,316)	11,615	(10,299)
Depreciation and amortization	1,202	16,903	2,490	—	20,595
Refinancing charge	12,293	—	—	—	12,293
Deferred income taxes	4,398	(10,655)	—	—	(6,257)
Provision for losses on receivables	—	721	34	—	755
Other	131	(1,475)	(10)	—	(1,354)
Change in operating assets and liabilities:
Accounts and notes receivable	(187)	(15,497)	6,872	87	(8,725)
Intercompany accounts	(12,546)	(54,018)	(3,636)	70,200	—
Inventories	—	(3,632)	564	(12)	(3,080)
Other current assets	(645)	(1,029)	1,047	—	(627)
Accounts payable	757	9,915	(779)	—	9,893
Accrued liabilities and jackpot liabilities	(2,355)	19,999	(1,205)	(184)	16,255
Net cash provided by operating activities of continuing operations	31,354	22,885	13,815	—	68,054

Cash flows from investing activities of continuing operations:
Additions to property, plant and equipment	(28)	(6,999)	(2,529)	—	(9,556)
Additions to leased gaming equipment	—	(24,496)	(1,876)	—	(26,372)
Additions to other long-term assets	(5,580)	(7,746)	501	—	(12,825)
Advances of notes receivable due from SDG	(72,820)	—	—	—	(72,820)
Acquisitions, net of cash acquired	(46,796)	(3,879)	—	—	(50,675)
Proceeds from sale of assets of discontinued operations	16,500	—	—	—	16,500
Net cash used in investing activities of continuing operations	(108,724)	(43,120)	(3,904)	—	(155,748)

Cash flows from financing activities of continuing operations:
Debt issuance costs	(6,954)	—	—	—	(6,954)
Premium and consents fees paid on redemption of subordinated notes	(5,399)	—	—	—	(5,399)
Proceeds from issuance of long-term debt	350,000	—	—	—	350,000
Payoff of debt from refinancing	(337,625)	—	—	—	(337,625)
Reduction of long-term debt	(495)	(2,476)	(15)	—	(2,986)
Net change in revolving credit facility	70,000	—	—	—	70,000
Proceeds from exercise of stock options	6,624	(1)	—	—	6,623
Dividends received (paid)	—	11,595	(11,595)	—	—
Net cash provided by (used in) financing activities of continuing operations	76,151	9,118	(11,610)	—	73,659
Effect of exchange rate changes on cash	—	—	100	—	100

Cash and cash equivalents provided by (used in) discontinued operations	—	6,205	1,352	—	7,557
Decrease for the period	(1,219)	(4,912)	(247)	—	(6,378)
Balance, beginning of period	12,730	18,036	8,118	—	38,884
Balance, end of period	$11,511	$13,124	$7,871	$—	$32,506

See accompanying unaudited notes.

Debt and Revolving Credit Facility

Long-term debt and lines of credit at June 30, 2003 consisted of the following (in 000’s):

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclas- sifications and Elimina- tions	Alliance Gaming Corporation and Subsidiaries
10% Senior Subordinated Notes, net of unamortized discount	$149,663	$—	$—	$—	$149,663
Term loan facility	187,625	—	—	—	187,625
Other subordinated debt	495	—	—	—	495
Intercompany notes payable	—	159,723	—	(159,723)	—
Other	—	7,414	18	—	7,432
	337,783	167,137	18	(159,723)	345,215
Less current maturities	2,395	1,124	18	—	3,537
Long-term debt, net of current maturities	$335,388	$166,013	$—	$(159,723)	$341,678

Long-term debt and lines of credit at March 31, 2004, consisted of the following (in 000’s):

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclas- sifications and Elimina- tions	Alliance Gaming Corporation and Subsidiaries
Term loan facility	$350,000	$—	$—	$—	$350,000
Revolving credit facility	70,000	—	—	—	70,000
Intercompany notes payable	—	243,900	—	(243,900)	—
Other	4,000	5,458	3	—	9,461
	424,000	249,358	3	(243,900)	429,461
Less current maturities	2,438	3,005	3	—	5,446
Long-term debt net of current maturities	$421,562	$246,353	$—	$(243,900)	$424,015

ALLIANCE GAMING CORPORATION

FORM 10-Q

March 31,2004

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Summary

We are a diversified, worldwide gaming company that (i) designs, manufactures and distributes gaming machines and computerized monitoring systems for gaming machines; and (ii) owns and operates a casino. Operating under the name Bally Gaming and Systems, we are a worldwide leader in designing, manufacturing and distributing gaming machines, having marketed over 90,000 gaming machines during the past five years. We also design, integrate and sell highly specialized computerized monitoring systems that provide casinos with networked accounting and security services for their gaming machines with over 265,000 game monitoring units installed worldwide. Our dockside casino in Vicksburg, Mississippi offers 12 table games and approximately 930 gaming devices.

Several significant events should be highlighted. In July 2003, we announced our intention to transform our Company from a diversified gaming conglomerate to a technology provider to the gaming industry. In July 2003, we entered into definitive agreements to sell our route operations in Nevada and Louisiana, and our wall machine and amusement games business in Germany. The German business has been sold and the sales of the Nevada and Louisiana route operations are expected to be completed during fiscal 2004. In addition, on December 8, 2003, we announced that we had entered into an agreement for the sale of our Rail City Casino and the sale was comple4ted on May 3, 2004. For purposes of financial reporting, each of these four businesses are now treated as discontinued operations and their results are presented net of applicable income taxes, below income from continuing operations.

In December 2003, we acquired England-based Crown Gaming from Crown Leisure Limited one of the United Kingdom’s largest distributors of gaming and amusement machines.  In February 19, 2004 we acquired substantially all of the assets and liabilities of MindPlay, a leading developer of advanced table technology and finally on March 2, 2004, we completed the acquisition 100 percent of the outstanding shares of SDG, a leading supplier of Class II and Class III gaming devices, systems and technology.

Over the next several years we believe that the next significant expansion in gaming will be derived from the Video Lottery Terminal (“VLT”) and the Racino markets both domestically and internationally. SDG’s presence in both arenas and more importantly its technology supporting centrally determined gaming and Class II gaming will give us a meaningful presence in these markets and significant head start in capitalizing on the expected growth in these markets.

Liquidity and Capital Resources

As of March 31, 2004, we had $32.5 million in cash and cash equivalents, and $55.0 million in unborrowed availability on our revolving credit facility. In addition, we had net working capital of approximately $156.7 million at March 31, 2004, compared to $155.2 million at June 30, 2003, excluding liabilities of discontinued operations.  The changes within working capital are more fully described in the cash flow section below. Consolidated cash and cash equivalents at March 31, 2004 includes approximately $2.1 million of cash which is utilized in Casino Operations held in vaults, cages or change banks, as well as $16.8 million which is held in jackpot reserve accounts we maintain to ensure availability of funds to pay wide-area progressive jackpot awards. In addition, long-term investments of $2.6 million include investments in Treasury Strips for the previous jackpot winners.

Management believes that cash flows from operating activities, cash and cash equivalents held and the $125 million revolving credit facility commitment will provide the Company with sufficient capital resources and liquidity for operations.  At March 31, 2004, we had no material commitments for capital expenditures.

From time to time we become aware of potential acquisition or development opportunities and we may at any time be negotiating with respect to transactions or developments both domestically and internationally. Additionally, we regularly evaluate all of our assets within our portfolio and will continue to consider disposition of assets that, in our opinion, do not represent the best use of our capital. If such transactions occur our capital resources and liquidity may be affected.

Cash Flow

During the nine months ended March 31, 2004, we generated $68.1 million of cash flows from operating activities of continuing operations, compared to $25.0 million in the prior year period primarily as the result of a decrease in receivables related to the gaming and systems short-term financing for three significant property openings in the prior year.

During the nine months ended March 31, 2004, cash flow from investing activities of continuing operations included $10.9 million of cash provided from the sale of Bally Wulff (net of $5.6 million used to purchase a 5 million Euro certificate of deposit as collateral for a tax claim currently being negotiated with the German tax authorities, for which the Company has indemnified the buyer), offset by net cash used in the acquisitions of Crown of $3.9 million, SDG for $108.6 million includes the loan advances of $72.8 million (See Note for assets and liabilities assumed in acquisitions) and MindPlay of $11.0 million, capital expenditures totaling $9.6 million, and costs incurred to produce participation games totaling $26.4 million.

During the nine months ended March 31, 2004, $73.7 million cash was provided by financing activities of continuing operations resulting from a $70 million increase in term loans and $350.0 million of proceeds from the issuance of long-term debt and $6.6 million of cash provided from the exercise of stock options, offset by the $337.6 million payoff of debt from refinancing, $7.0 million of refinancing costs, $5.4 million of premium paid on the early redemption of the subordinated notes and principal payments on long term debt totaling $3.0 million.

Results of Operations for each Business Unit:

Bally Gaming and Systems

Summary financial results and operating statistics (dollars in 000’s):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2004	2003	2004
Revenues
Game sales	$46,750	$49,138	$130,954	$141,456
System sales	21,602	31,102	59,918	91,835
Gaming operations	13,989	21,737	41,635	53,473
Total revenues	82,341	101,977	232,507	286,764

Gross Margin
Game sales	20,890	22,059	58,436	64,926
System sales	16,452	22,684	45,491	69,402
Gaming operations	10,750	15,856	28,410	39,041
Total gross margin	48,092	60,599	132,337	173,369

Selling, general and administrative	19,094	24,329	50,255	62,905
Research and development costs	5,592	9,059	14,725	24,462
Depreciation and amortization	4,350	7,115	11,391	17,332
Operating income	$19,056	$20,096	$55,966	$68,670

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2004	2003	2004
Operating Statistics:
New Gaming Devices Sold	4,550	4,150	13,980	13,940
Game Monitoring Units Sold	10,075	9,660	25,100	31,960
End of period installed base of:
WAP games	1,720	1,670
Daily-fee games	2,330	5,780
Centrally determined games	—	15,170

Our Bally Gaming and Systems business unit reported an overall increase in revenues of 24% for the quarter and 23% for the year-to-date period when compared to the prior year periods. Bally game sales division reported an increase in revenues of 5% for the quarter and an increase of 8% for the year-to-date period. New units sold decreased 9% during the quarter and remained flat for the year-to-date period. The 9% decrease in new units sold for the quarter on a comparative basis reflects customer requested delays in delivering gaming units. The average new-unit selling price (excluding OEM games) increased 1% for the quarter and 8% for the year-to-date period.

Included in the Bally Gaming and Systems revenue discussed above is the revenue contribution from SDG, which totaled $15.2 million for the 29 days of March 2004 following the completion of the acquisition of SDG.  SDG’s revenues from game sales totaled $11.5 million and included the sale of 590 devices in the Washington and Rhode Island markets.  SDG’s gaming operations contributed $3.7 million in revenues from its daily-fee games discussed below.

Bally Systems division reported an increase in revenues of 44% for the quarter and 53% for the year-to-date period, when compared to the prior year periods, driven by a 4% decrease in game monitoring units shipped, offset by a continued increase in the average selling price per unit, increased sales of software licenses for eTICKET™, the industry’s leading single-wire TITO solution, as well as sales of its bonusing and promotions software. Bally Systems recurring hardware and software revenues for the quarter increased to $5.3 million, resulting from the larger base of installed systems, which now stands at approximately 265,000 units in 213 casinos world-wide.

The Gaming Operations division reported an increase of 55% in revenues for the quarter and an increase of 28% for the year-to-date period when compared to the prior year periods, driven by the 50% increase for the quarter and the 33% increase for the year-to-date-period in the average installed base of wide-area progressive (WAP) and daily-fee games deployed, which now total 1,670 and 5,780, respectively. This unit increase was driven by increases in the daily-fee games deployed during the quarter led by the installation of a combined 1,710 video lottery terminals for the three Racino properties that opened in New York during the quarter (820 Bally units, 890 SDG units). In addition to the New York placements, the gross placements for all other daily-fee and WAP games totaled 1,630 units, and there were 890 units returned resulting in a 740 net increase in the installed base of games on a sequential basis as of March 31, 2004 compared to December 31, 2003.  The base of recurring fee games now includes those from SDG, consisting of 10,700 in Washington and 4,200 Class II/Central determination games primarily in Oklahoma and Florida, and 200 Raining Diamonds games.

For the quarter ended March 31, 2004, the overall gross margin percentage for Bally Gaming and Systems increased to 59% and to 60% for the year-to-date period, primarily as a result of an increase in higher margin in Gaming and Systems operation revenues.

Selling, general and administrative expenses increased 27% over the prior year quarter, as a result of an overall increase in payroll, advertising and marketing expenses. Selling, general and administrative costs as a percentage of this business unit’s revenue remained constant at 24% for the quarter and 22% for the year-to-date period.  Research and development costs increased 62% for the quarter and 66% for the year-to-date period, resulting from an increase in headcount and consulting fees.  Total depreciation expense increased 64% over the prior year quarter and 52% for the year-to-date period, driven by the increase in the installed base of wide-area progressive and daily-fee games and as a result of the previously disclosed acquisitions.

During fiscal year 2004, Bally Gaming and Systems has experienced an almost four fold increase in the volume of product submissions to the various domestic regulatory bodies, each of which charges fees for the testing and approval of each product. Product testing costs are capitalized once technological feasibility has been established and are amortized, generally over a three year period once the product is placed in service. Product testing costs related to projects that are discontinued are expensed when such determination is made. The year-to-date fees incurred for such regulatory approvals and classified as Research and Development Cost exceeded $4.0 million. Of these amounts incurred, for the quarter ended March 31, 2004, the Company capitalized a total of $1.6 million that was directly attributable to products that have been approved and recorded amortization expense totaling $0.3 million for the quarter.

Rainbow Casino Operation

Summary financial results and operating statistics (dollars in 000’s):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2004	2003	2004

Revenues	$13,891	$14,262	$38,158	$39,329
Gross Margin	8,360	8,938	22,107	24,118
Selling, general and administrative	2,940	3,091	9,116	9,072
Depreciation and amortization	577	690	1,603	2,061
Operating income	$4,843	$5,157	$11,388	$12,985

Operating Statistics:
Average Number of Gaming Devices	950	930	940	930
Average Number of Table Games	16	12	16	12

Rainbow Casino revenues increased 3% for the quarter and 3% for the year-to-date-period, when compared to the prior year periods. The revenue increase in the quarter is a result of a 16% increase in net win per day per gaming machine to $161, offset by 2% decrease in the average number of gaming machines for the quarter. The revenue increase for the year-to-date is a result of a 4% increase in net win per day per gaming machine to $148, offset by 1% decrease in the average number of gaming machines.

The gross margin for Casino Operations as a percentage of revenues increased to 60% for the quarter as compared to 63% for the prior year quarter. This increase was a result of decreases in certain operating costs. Cost of casino revenues includes gaming taxes, rental costs and direct labor including payroll taxes and benefits. The gross margin as a percentage of revenue increased to 61% for the year-to-date compared to 58% in the prior year period, primarily as a result of the reduction in headcount due to the conversion to cashless.

The overall selling, general and administrative expenses increased 5% over the prior year quarter, as a result of an increase in advertising and promotional expenses. Selling, general and administrative costs as a percentage of this business unit’s revenue increased to 22% in the current quarter compared to 21% in the prior year quarter. Selling, general and administrative costs as a percentage of this business unit’s revenue for the year-to-date period decreased slightly to 23% from 24%. This decrease is primarily a result of lower headcount. Total depreciation expense increased 20% over the prior year quarter and 29% for the year-to-date period, as a result of the capital improvements made to the Rainbow Casino in the prior year.

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

Summary financial results and operating statistics are as follows (dollars in 000’s):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2004	2003	2004

Revenues	$5,466	$5,955	$15,767	$17,202
Gross Margin	2,641	2,906	7,212	8,092
Selling, general and administrative	985	905	2,757	2,811
Depreciation and amortization	319	—	827	565
Operating income	$1,337	$2,001	$3,628	$4,716

Operating Statistics:
Average Number of Gaming Devices	560	580	550	580
Average Number of Table Games	8	6	8	7

Rail City Casino revenues increased 9% for the quarter and increased 9% for the year-to-date period, when compared to the prior year periods. The revenue improvement in the quarter was attributable to a 4% increase in the average number of gaming machines and 6% increase in net win per day per gaming machine to $96. The revenue increase for the year-to-date is due to a 5% increase in the average number of gaming machines and a 7% increase in net win per day per gaming machine to $92.

The gross margin for Casino Operations as a percentage of revenues increased to 49% for the quarter and to 47% for the year-to-date period. This increase was a result of decreases in certain operating costs. Cost of casino revenues includes gaming taxes, rental costs and direct labor including payroll taxes and benefits.

The overall selling, general and administrative expenses decreased 8% over the prior year quarter, as a result of a decrease in advertising and promotional expenses. For the year-to-date period selling, general and administrative costs increased by 2% compared to the prior year period, as a result of an increase in payroll and payroll related costs. Selling, general and administrative costs as a percentage of this business unit’s revenue decreased to 15% in the current quarter and to 16% for the year-to-date period. In accordance with generally accepted accounting principles, depreciation and amortization for this discontinued operation ceased as of December 8, 2003 as a result of its designation as assets held for sale. Had depreciation and amortization expense been recorded for the current period, operating income for the discontinued operation would have decreased by $0.3 million for the quarter and $0.5 million for the year-to-date period.

The sale of the Rail City Casino to The Sands Regent was completed on May 3, 2004.

Route Operations

Summary financial results and operating statistics are as follows (dollars in 000’s):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2004	2003	2004
Revenues
Nevada	$50,873	$58,030	$151,747	$162,426
Louisiana	3,910	4,812	11,194	12,702
Total revenues	54,783	62,842	162,941	175,128

Gross Margin
Nevada	7,681	8,699	23,009	24,622
Louisiana	1,296	1,662	3,724	4,290
Total gross margin	8,977	10,361	26,733	28,912

Selling, general and administrative	3,597	3,646	9,595	10,166
Depreciation and amortization	3,817	—	10,442	—

Operating income
Nevada	962	5,784	5,188	16,661
Louisiana	601	931	1,508	2,085
Total operating income	$1,563	$6,715	$6,696	$18,746

Operating Statistics:
Average Number of Gaming Devices
Nevada	7,985	8,360	8,155	8,205
Louisiana	725	760	715	740
Total Gaming Devices	8,710	9,120	8,870	8,945

Revenues from the Nevada route operations increased 14% for the quarter and 7% for the year-to-date period. For the quarter the increase was attributable to a 5% increase in the average number of gaming machines for the quarter and an increase in the average net win per gaming machine per day of 7% to $74.00 from $69.00. For the year-to-date period the increase is attributable to a 6% increase in the average net win per gaming machine per day to $70.50 from $66.60 and a slight increase in an average number of gaming machines deployed. Gamblers’ Bonus, a cardless players club and player tracking system, continued to have a favorable impact on the net win per day. As of March 31, 2004, the Gamblers’ Bonus product was installed in over 4,230 gaming machines at approximately 435 locations statewide or 51% of the installed base of gaming machines.

Revenues from Louisiana route operations increased 23% for the quarter and 13% for the year-to-date period. For the quarter the increase is a result of a 17% increase in the net win per gaming machine per day to $71.10 from $60.50 and a 5% increase in the number of units deployed compared to the prior year quarter. For the year-to-date period the increase is a result of a 9% increase in the net win per gaming machines per day to $61.80 from $56.50 and a 4% increase in the number of units deployed compared to the prior year period.

For the quarter ended March 31, 2004, the overall gross margin percentage for the Route Operations remained relatively constant at 16%. The overall selling, general and administrative expenses in the quarter increased 1% and 6% for the year-to-date period, primarily as a result of an increase in payroll and payroll related costs. Selling, general and administrative costs as a percentage of revenue remained at 6% compared to the prior year quarter.

The results of the Nevada and Louisiana Route operations for the quarter and the nine months ended March 31, 2003 include depreciation and amortization expense. In accordance with generally accepted accounting principles, depreciation and amortization for these discontinued operations ceased as of July 1, 2003 as a result of their designation as assets held for sale. Had depreciation and amortization expense been recorded for the current period, operating income for the discontinued operations would have decreased by $3.6 million for the quarter and $10.9 million for the year-to-date period.

Parent Company and other unallocated income (expense)

Summary financial results (dollars in 000’s):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2004	2003	2004

General and administrative	$2,896	$2,778	$7,754	$8,835
Depreciation and amortization	600	323	1,686	1,202
Total Parent company expense	$3,496	$3,101	$9,440	$10,037

Other income (expense):
Interest income	$54	$1,817	$181	$1,943
Interest expense	(6,269)	(4,590)	(19,464)	(14,188)
Minority interest	(729)	(722)	(1,483)	(1,749)
Refinancing charge	—	—	—	(12,293)
Other, net	121	(182)	487	(1,081)
Total other expense	$(6,823)	$(3,677)	$(20,279)	$(27,368)

Income tax expense	$4,653	$6,234	$14,609	$15,944

The general and administrative expenses decreased 4% over the prior year quarter. This decrease was driven by lower corporate litigation costs and a recovery of certain legal costs previously paid. Total depreciation expense decreased 46% for the quarter as a result of lower amortization expenses due to lower capitalized costs in the recent debt refinancing transaction.

Interest expense (net of interest income) for the current quarter totaled $2.8 million compared to $6.2 million in the prior year period. The lower interest expense in the current quarter reflects reduced interest in the current rates post-refinancing. Interest income during the quarter ended March 31, 2004 included $1.5 million of interest on the loans to SDG, which ceased upon the acquisition of SDG on March 2, 2004.

The nine months ended March 31, 2004, reflect a $12.3 million refinancing charge recorded in the first quarter consisting primarily of a $5.0 million prepayment penalty for the redemption of our Subordinated Notes, a non-cash charge of $7.0 million to write off the deferred financing costs, and $0.3 million of fees and expenses. We recorded a tax benefit from these charges totaling approximately $4.8 million.

The continuing operations tax rate of 34% for the quarter and 36% for the year-to-date period reflects the realization of research and development tax credits and a reconciliation of certain deferred tax assets and liabilities to the 2003 tax return.

Results of Operations

The following table reconciles our earnings before interest, taxes, depreciation and amortization (“EBITDA”) to our consolidated net income from continuing operations (in 000’s):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2004	2003	2004

Net income from continuing operations	$8,927	$12,241	$23,026	$28,306
Income tax expense	4,653	6,234	14,609	15,944
Other expense, net	608	904	996	2,830
Interest expense, net	6,215	2,773	19,283	12,245
Refinancing charge	—	—	—	12,293
Operating income	20,403	22,152	57,914	71,618
Depreciation and amortization	5,527	8,128	14,680	20,595
EBITDA from continuing operations	$25,930	$30,280	$72,594	$92,213

The following tables reconcile operating income by business segment to EBITDA:

For the three months ended March 31, 2003 (from continuing operations) (in 000’s):

	Operating Income (Loss)	Depreciation and Amortization	EBITDA

Bally Gaming and Systems	$19,056	$4,350	$23,406
Casino Operations	4,843	577	5,420
Corporate expenses	(3,496)	600	(2,896)
	$20,403	$5,527	$25,930

For the three months ended March 31, 2004 (from continuing operations) (in 000’s):

	Operating Income (Loss)	Depreciation and Amortization	EBITDA

Bally Gaming and Systems	$20,096	$7,115	$27,211
Casino Operations	5,157	690	5,847
Corporate expenses	(3,101)	323	(2,778)
	$22,152	$8,128	$30,280

For the nine months ended March 31, 2003 (from continuing operations) (in 000’s):

	Operating Income (Loss)	Depreciation and Amortization	EBITDA

Bally Gaming and Systems	$55,966	$11,391	$67,357
Rainbow Casino	11,388	1,603	12,991
Corporate expenses	(9,440)	1,686	(7,754)
	$57,914	$14,680	$72,594

For the nine months ended March 31, 2004 (from continuing operations) (in 000’s):

	Operating Income (Loss)	Depreciation and Amortization	EBITDA

Bally Gaming and Systems	$68,670	$17,332	$86,002
Rainbow Casino	12,985	2,061	15,046
Corporate expenses	(10,037)	1,202	(8,835)
	$71,618	$20,595	$92,213

The following table reconciles our earnings before interest, taxes, depreciation and amortization (“EBITDA”) to our consolidated net income from our discontinued operations (in 000’s):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2004	2003	2004

Net income from discontinued operations	$3,853	$1,593	$7,865	$10,299
Income tax expense	920	7,023	3,501	11,747
Other expense, net	338	83	507	1,076
Interest (income) expense, net	(236)	17	(835)	340
Operating income	4,875	8,716	11,038	23,462
Depreciation and amortization	4,943	—	12,710	565
EBITDA from discontinued operations	$9,818	$8,716	$23,748	$24,027

For the three months ended March 31, 2003 (from discontinued operations) (in 000’s):

	Operating Income	Depreciation and Amortization	EBITDA

Route Operations	$1,563	$3,817	$5,380
Wall Machines and Amusement Games	1,975	807	2,782
Rail City Casino	1,337	319	1,656
	$4,875	$4,943	$9,818

For the three months ended March 31, 2004 (from discontinued operations) (in 000’s):

	Operating Income	Depreciation and Amortization	EBITDA

Route Operations	$6,715	$—	$6,715
Rail City Casino	2,001	—	2,001
	$8,716	$—	$8,716

For the nine months ended March 31, 2003 (from discontinued operations) (in 000’s):

	Operating Income (Loss)	Depreciation and Amortization	EBITDA

Route Operations	$6,696	$10,442	$17,138
Wall Machines & Amusement Games	714	1,441	2,155
Rail City Casino	3,628	827	4,455
	$11,038	$12,710	$23,748

For the nine months ended March 31, 2004 (from discontinued operations) (in 000’s):

	Operating Income	Depreciation and Amortization	EBITDA
Route Operations	$18,746	$—	$18,746
Rail City Casino	4,716	565	5,281
	$23,462	$565	$24,027

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

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Rate Fluctuations

We derive revenues from our non-U.S. subsidiaries, all of which revenues are denominated in their local currencies, and their results are affected by changes in the relative values of non-U.S. currencies and the U.S. dollar. Most of the currencies in countries in which we have foreign operations strengthened versus the U.S. dollar in 2003 and 2004, which resulted in assets and liabilities denominated in local currencies being translated into less dollars. We do not currently utilize hedging instruments.

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

The results of the sensitivity analysis at March 31, 2004, are as follows:

Interest Rate Risk:

As of March 2004, we had total debt of approximately $429.5 million, consisting primarily of the new $350 million term loan and the initial $70 million borrowing on the revolver. The interest rate for each loan is set on the borrowing date and is effective for the term outstanding. If the LIBOR rates were to increase or decrease by 100 basis points, with all other factors remaining constant, earnings would decrease or increase by approximately $4.3 million on a pre-tax basis.

Foreign Currency Exchange Rate Risk:

Our foreign subsidiaries generally use their domestic currency as their functional currency. A 10% fluctuation in the exchange rates of these currencies against the U.S. dollar would result in a corresponding change in earnings reported in the consolidated group of approximately $90,000.

ITEM 4.                             DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as defined in Securities Exchange Act Rule 13a-15(e) as described at the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.  During the period covered by this report there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

ITEM 1.                                  Legal Proceedings

There have been no material changes in any legal proceedings since the filing of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2003.

ITEM 6.                                  Exhibits and Reports on Form 8-K

a.                                       Exhibits

31.1	Certification of Chief Executive Officer, pursuant to Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, pursuant to Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

b.                                      Reports on Form 8-K

•                  The Company filed a Form 8-K on January 15, 2004 announcing the financial results for the period ended December 31, 2003.

•                  The Company filed a Form 8-K on February 19, 2004 announcing that the Company had acquired substantially all the assets and liabilities of the privately held MindPlay LLC.

•                  The Company filed a Form 8-K on March 2, 2004 announcing that the Company completed the acquisition of the privately held Sierra Design Group.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

ALLIANCE GAMING CORPORATION		Date: May 13, 2004
(Registrant)

By	/s/ Robert L. Miodunski
President and Chief Executive Officer
(Principal Executive Officer)

By	/s/ Robert L. Saxton
Executive Vice President, Chief Financial
Officer and Treasurer (Principal
Financial and Accounting Officer)