Form 10-K
period 2004-06-30
ALLIANCE GAMING CORP
filed 2004-09-13
CIK 2491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

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

Registrant’s website: www.alliancegaming.com

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

☒  Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2).

☒  Yes   ☐  No

The aggregate market value of the common equity held by non-affiliates of the registrant was approximately $847,446,308 as of September 2, 2004.

The number of shares of Common Stock, $0.10 par value, outstanding as of September 2, 2004, according to the records of registrant’s registrar and transfer agent, was 51,035,660.

ALLIANCE GAMING CORPORATION

FORM 10-K

Year Ended June 30, 2004

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year and are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.               BUSINESS

General

Operating under the name Bally Gaming and Systems, we are a worldwide leader in designing, manufacturing and distributing traditional and nontraditional gaming machines, having marketed over 100,000 gaming machines during the past five years. We define traditional gaming machines as being Class III, casino-style games, and nontraditional gaming machines such as games that are centrally determined or Video Lottery Terminals (“VLT”). We also design, integrate and sell highly specialized computerized monitoring systems that provide casinos with networked accounting and security services for their gaming machines with over 270,000 game monitoring units (“GMUs”) installed worldwide.  We also own and operate a dockside casino in Vicksburg, Mississippi, which has approximately 12 table games and approximately 930 gaming devices (“Casino Operations”). Further information about our business units is contained in the notes to the Consolidated Financial Statements.

As is more fully discussed below, in July 2003 we announced our intention to dispose of certain non-core businesses, including our route operations in Nevada and Louisiana, and our Bally Wulff wall machine and amusement games business in Germany. In December 2003, we also announced our intention to sell Rail City Casino. The sale of Bally Wulff was completed on July 18, 2003; the sale of Rail City Casino was completed on May 3, 2004; and the sale of our Nevada route operations was completed on June 30, 2004.

During the current fiscal year, we also completed a number of acquisitions to complement our core business units.  On December 31, 2003, we acquired 100% of the assets of U.K. based Crown Gaming from Crown Leisure Limited (“Crown”).  The acquisition, which includes Crown’s distributorship agreements for a wide variety of automated table games and video bingo machines, strategically builds on the Company’s focus towards future growth projected in England.

On February 19, 2004, we completed the acquisition of substantially all of the assets and liabilities of MindPlay LLC (“MindPlay”), a leading developer of advanced table game technologies. The MindPlay technologies are designed to provide casino operators data and information to improve customer service, provide enhanced security, and increase profitability by lowering cost of operation and enhancing the patron experience.

On March 2, 2004, the Company acquired 100% of the shares of privately held Sierra Design Group (“SDG”), a leading supplier of Class II and Class III gaming devices, systems and technology.   Class II gaming consists of bingo, pull-tabs and bingo games that are played against other players, rather than against the house as in traditional Class III gaming environments.

We were incorporated in Nevada on September 30, 1968, under the name Advanced Patent Technology. We changed our name to Gaming and Technology, Inc., in 1983, to United Gaming, Inc., in 1988 and to Alliance Gaming Corporation on December 19, 1994. We conduct our gaming operations through directly and indirectly owned subsidiaries. The terms “the Company,” “we,” and “our” as used herein refer to Alliance Gaming Corporation and subsidiaries unless the context otherwise requires. Our principal executive offices are located at 6601 South Bermuda Road, Las Vegas, Nevada 89119; telephone (702) 270-7600.  Our internet address is www.alliancegaming.com.  We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Acquisitions

On March 2, 2004, we purchased 100 percent of the outstanding stock of SDG for consideration of approximately $108.6 million in cash and 662,000 shares of our Common Stock. In addition, we assumed approximately $8 million of debt, plus transaction fees and expenses, resulting in total initial consideration of $126.4 million. Additional contingent consideration of up to $95.6 million may become payable, in equal portions of cash and stock, over the next three fiscal years upon the SDG business unit achieving certain significant revenue and EBITDA targets.

On February 19, 2004, we acquired substantially all of the assets and liabilities of MindPlay.  The consideration consisted of $9 million in cash, a note payable totaling $4.0 million, the assumption and subsequent payment of $2.0 million of long-term debt, warrants to purchase 100,000 shares of Alliance common stock (valued at $0.9 million), and $0.9 million for the present value of the minimum guaranteed earn out payments described below.  The earn out is payable based upon 10% of gross margin from the sale of MindPlay products for the first seven years, and 4.25% of gross margin for the subsequent 6 years, subject to adjustments pursuant to the conditions contained in the sale agreement.

On December 31, 2003, we acquired 100 percent of the assets of U.K. based Crown Gaming.  The total cash consideration was $3.9 million. The acquisition, which includes distributorship agreements for a wide variety of automated table games and video bingo machines, strategically builds on the Company’s focus towards projected future growth in England.

Dispositions and Discontinued Operations

During Fiscal Year 2004 we completed three divestitures in accordance with our plan to sell our “non-core” businesses, which was a strategy we announced in July 2003.  On July 18, 2003, we completed the sale of Bally Wulff to a private equity investor and received $16.5 million in cash.  On June 30, 2004, we completed the sale of United Coin Machine Co. (“UCMC”), our Nevada route operations, to Century Gaming, Inc. and received approximately $100 million in cash and the assumption by Century Gaming of approximately $5 million in debt.    On May 3, 2004, we completed the sale of Rail City Casino to The Sands Regent and received $37.9 million in cash.  The sale of our Louisiana route operations was not consummated pursuant to the previously announced sale terms and the agreement with the proposed buyer was cancelled.  We intend to continue our efforts to divest our interest in this subsidiary and therefore will continue to carry these assets as a discontinued operation.

Bally Gaming and Systems

Overview

The Bally Gaming and Systems business unit consists of three separate divisions: Gaming Products, Gaming Operations and Gaming Systems. The following table sets forth the percentages of revenues provided by each of these divisions for the periods indicated:

Revenue by division	Percentage of Revenues Years ended June 30,
	2004	2003	2002
Gaming Products	54%	56%	47%
Gaming Systems	28	27	29
Gaming Operations	18	17	24
	100%	100%	100%

Gaming Products

We design, manufacture and sell a variety of electronic slot, video and centrally determined gaming machines. Gaming machines are differentiated from one another by graphic design and theme, cabinet style and size, pay table, reel-type design, betting denomination and minimum/maximum betting amount. Slot machines are normally produced to specific order, with design and configuration customized to a customer’s particular requirements. Customers may also change from one gaming model to another gaming model by ordering a “conversion kit” consisting of artwork, reel strips, and a computer chip. Our video gaming machines are designed to simulate various card games, video reel-spinning games, and keno through a video display, and can offer the player the chance to play a multitude of different games. New games and themes are introduced periodically to satisfy customer demand and to compete with product designs introduced by competitors. The gaming products created are a result of a comprehensive product development effort. The development process includes extensive testing of the new products in-house and on casino floors for reliability and player appeal.

In March 1998, we introduced the first major upgrade to our ProSeries™ game and upgraded the Game Maker® product line that is capable of multi-line video and multi-coin functionality. Revenues from sales of ProSeries machines were approximately $103.4 million, $95.4 million and $36.4 million for the years ended June 30, 2004, 2003 and 2002, respectively.

We also offer a variety of video gaming devices which can offer up to ten different video games within one gaming device, or can be configured as a dedicated single title game. The games can be selected by the casino from a game library that has over 200 games. The games simulate various card games, keno and popular reel-spinning games. These video machines are available in upright, bar top, slim-line and slant top cabinets.  Revenues from sales of these machines were approximately $25.0 million, $17.0 million and $30.4 million for the years ended June 30, 2004, 2003 and 2002, respectively.

We commenced development of a new game platform in January 2000, with the intent of creating enhanced audio and video capabilities for our video product line. We engaged Microsoft to assist in the development of an NT™ based graphics and audio package addition to the legacy video game board. The result was the Evolution platform, or EVO™, that offers improved audio and graphic capabilities on the wealth of Windows® based software and content programmers available in the marketplace.  The first EVO™ products were marketed in the mid summer of 2001, with sales totaling $19.0 million, $41.4 million and $17.5 million for years ended June 30, 2004, 2003 and 2002, respectively.

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

In addition, we sell and service used gaming machines and sell parts for existing machines. We often accept used machines as trade-ins toward the purchase of new gaming equipment. While a small secondary market exists in the United States, used machines are typically resold into the international market. Some used equipment is reconditioned for direct sale, but much is sold in container lots on an “as is” basis through independent brokers. Sale of used equipment was approximately $7.2 million, $7.2 million and $4.8 million for the years ended June 30, 2004, 2003 and 2002, respectively.

Gaming machines have a mechanical life that can exceed ten years. However, in the established markets, our experience is that casino operators usually replace gaming machines after a much shorter period. The factors that result in replacement of gaming machines earlier than their mechanical life include technological advances, development of new entertaining games, new sound and visual features and changing preferences of casino patrons. Casinos typically recoup the purchase cost of their electronic gaming machines in a few months, which allows casinos to replace machines with new models that are popular with casino patrons.

During 2004, we completed two strategic acquisitions in the gaming area: Crown, and SDG. The acquisition of Crown, which includes Crown’s distributorship agreements for a wide variety of automated table games and video bingo machines, strategically builds on the Company’s focus towards future growth projected in England. SDG is a leading supplier of Class II and Class III gaming devices, systems and technology. This acquisition has positioned the Company to take advantage of significant opportunities in both the domestic and international markets, from the technology advances in traditional casino style gaming to the Class II environments with central determination features.  Revenue from SDG products since the acquisition date of March 2, 2004 totaled $61.5 million.

In fiscal year 2003, Bally Gaming and Systems responded to a proposal by the New York Lottery to provide VLT devices at race tracks in the state of New York.  Through the competitive bidding process, we were awarded approximately 25% of the initial VLT’s to be installed.  The financial model for this market requires the manufacturer to build, deploy and maintain the VLT’s in return for a share of the net win from the VLT’s.  The first games were installed at the Saratoga race track in January 2004, and have since been followed by installations at three additional tracks.  SDG was also a successful bidder in the New York Lottery VLT market, having been awarded approximately 27% of the units.  The successful SDG proposal was accomplished in the period before SDG was acquired by Alliance, and the combined share for Bally and SDG in this market is currently approximately 52%, or approximately 2,610 units.  Certain operational efficiencies have been realized by combining the service groups in this market.

Gaming Systems

We design and sell casino enterprise systems (“CES”) which provide casino operators integrated modules across multiple platforms. Our primary products include slot monitoring, casino management and cashless systems designed to streamline casino business processes through the use of technology.  Our slot monitoring products are comprised of (i) hardware consisting of micro controller based printed circuit boards installed within the slot machines as well as card readers, displays and keypads which provide casinos the ability to track player gaming activity through our casino management systems and monitor employee access to slot machines, (ii) firmware developed by us, which provides access to the slot machines’ and player’s activity data gathered by the micro controller hardware; and (iii) slot monitoring business applications developed by us which manages the slot machine activity including security events, revenue, expenses and other financial reporting metrics. Our casino management systems provide casino operators patron loyalty solutions which are similar to frequent guest programs offered in other leisure industries; table games accounting including the calculation of all revenue and expense related items; and cage and credit accountability for all extensions of credit and cage cash balancing functions.  Our cashless systems provide a suite of products for casino operators to provide bonusing and cashless gaming activity to casino patrons.  Bally products operate on Windows, AS/400 (iSeries), and UNIX platforms allowing our customers to choose a technology solution that meets their existing or future infrastructure requirements.  Gaming Systems generated revenues of approximately $124.3 million, $91.5 million and $64.8 million for the years ended June 30, 2004, 2003 and 2002, respectively.

During 2002, we completed two strategic acquisitions in the systems area: Casino Marketplace and Advanced Casino Systems Corporation (“ACSC”). These acquisitions expanded our product offerings to include player marketing and bonusing software. The ACSC product remains the only fully integrated AS/400 (iSeries) solution available in the casino industry. This has strategic importance as the AS/400 (iSeries) solution remains the popular technology platform used in the gaming industry

During 2003, we completed three strategic acquisitions in the systems area: CMS, LLC (“CMS”), Micro Clever Consulting (“MCC”) and Honeyframe Software Development Ltd. (“HSD”). These acquisitions again expanded our system product offerings and expanded the number of platforms such products operate on.

During 2004, the Company completed the acquisition of substantially all of the assets and liabilities of MindPlay, a leading developer of advanced table game technologies. Under the protection of a number of patents, we envision a series of new table game products that can potentially redefine the market with the advances of automation and powerful new gaming features to attract and retain players.

Gaming Operations

The proprietary gaming operations division of offers games which are either linked on a wide-area progressive system, operate on a proprietary near-area progressive system or are non-linked niche games, which are games that generally offer more complex features such as bonus rounds. These gaming machines are placed in casinos and earn recurring revenues and cash flows for us rather than being sold on a one-time basis. These gaming machines are generally more profitable as a result of the recurring nature of the revenue derived from such games, but they require us to invest capital in the cost of manufacturing the gaming machines, obtaining intellectual property, and in purchasing signs and seating, and are dependent on the success of the game in order for it to stay deployed for an extended period of time. Gaming Operations generated revenues of approximately $79.1 million, $55.6 million and $53.2 million for the years ended June 30, 2004, 2003 and 2002, respectively.

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

As of June 30, 2004, the following was the installed base of our wide-area progressive games:

	Date Introduced	Installed Base
Betty Boop	March 1999	404
Blondie	March 2001	123
Millionaire 777’s	June 2001	386
Popeye	August 2001	58
Cash For Life	March 2003	441
Quartermillions	March 2004	314
		1,726

As an alternative to wide-area games, we also offer customers the option of purchasing gaming devices and our providing the customer with near-area progressive technology, allowing the customer to create their own branded progressive links, for which we also collect a daily fee.  Currently, Caesar’s Entertainment utilizes the Thrillions system as a platform for their near-area progressive networks of linked games for their properties in Nevada and Mississippi markets, as does Isle of Capri in Mississippi.  We have also utilized certain web-based technologies, such as virtual private networks (“VPN’s”) to be able to monitor wide-area progressives operating in non-domestic markets, such as the 160 game link currently being operating in Russia.

We also offer a variety of non-linked daily fee games. These games have been marketed under such titles as Playboy (Playboy and Rabbit Head Design are marks of Playboy and used under license by Bally Gaming, Inc.), Monte Carlo™,  Saturday Night Live™, and others, all of which are approved in most major gaming markets. We also earn recurring revenues from 715 devices deployed at horseracing facilities under agreements with the Delaware State Lottery Commission. As of June 30, 2004, we had a total installed base of daily fee games totaling 7,985 units.

Additionally, our SDG unit has a base of centrally determined games operating primarily in Washington, Florida, and Oklahoma.  Generally these games have been sold to the customer, with SDG retaining a daily fee for its central determination software license, although straight participation arrangements are also popular with certain customers.  As of June 30, 2004, the installed base for such games totaled 17,995 units.

Product Development

We believe that providing games and systems with high entertainment value that are preferred by the casino patron is a key to meeting the demands of casinos. We believe that the use of existing computer technology is accelerating which can give newer gaming machines and systems that incorporate this technology a competitive advantage over older gaming machines and systems. Total spending on product research and development by the Bally Gaming and Systems business unit was approximately $36.6 million, $20.0 million and $15.0 million during the years ended June 30, 2004, 2003 and 2002, respectively. The increase in research and development spending in the year ended June 30, 2004, is a result of the EVO™ platform development and advance product development efforts.

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

The software development process for new games, which includes graphics development, involves a continuous effort requiring relatively significant human resource allocations.  Creativity in software development is an important element in product differentiation, as the major manufacturers tend to deploy similar hardware and related technology. Ideas for new models are generated internally, from customers and from other third parties, many of whom have entered into strategic relationships with us. On an annual basis, we expect to introduce more than ninety new models to the market. However, no assurance can be made with respect to the rate of new model introductions or our ability to obtain regulatory approvals for them.

All new or modified hardware and software are designed to satisfy all applicable testing standards. Typically, new products require regulatory approval for most North American jurisdictions, but many jurisdictions outside North America generally do not require approval. For Nevada, new gaming machine platforms must be filed with the state gaming laboratory which tests the products for two to three months or more before a mandatory 30 to 60 day field test is conducted in a casino. The Nevada State Gaming Control Board and the Nevada Gaming Commission must each approve new product platforms at their monthly, public meetings. For modifications of existing products or casino associated equipment, the process in Nevada is similar to new platforms, except a field test is usually not required and the Nevada State Gaming Control Board staff can approve the product administratively. Each jurisdiction that requires regulatory approval of new products has its own filing requirement and process. Once products are approved by the gaming regulators, customers may require a 30 to 90 day field trial of the product in their casinos with the right to return the product at any time during the field trial period. We do not recognize revenue until the customer ends the field trial and accepts the gaming machines.

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

We have developed a series of cashless products marketed under the Bally eSERIES name.  The eSERIES products represent an integrated set of cashless features to enhance the gaming experience of casino patrons.  These products allow the transfer of funds using bar coded coupons and/or encrypted pin numbers to download either restricted or unrestricted credits to the gaming device.  These products allow casino operators to reduce cash and coin handling expenses and minimize overall operating expenditures.  Our cashless products are in use in Nevada, Michigan, New Jersey, Mississippi, Louisiana, Iowa, Colorado, Missouri, Indiana and various Native American jurisdictions encompassing many states.

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

Product Markets

We believe that the domestic installed base of traditional Class III gaming devices now exceeds 750,000 units. The state of Nevada has the largest installed base, totaling approximately 200,000 units as of June 30, 2004.

The gaming industry continues to expand in international markets. Our primary international markets are Europe, U.K., Canada, Latin America and, to a lesser extent, the Far East and the Caribbean. We conduct our business in Canada through our staff based in the United States. We also distribute gaming machines, manufactured by Bally Gaming, through direct and indirect subsidiaries: Bally Gaming International, GmbH (“GmbH”), from our sales office in Hannover, Germany principally to customers in Europe and Russia; Bally Gaming de Puerto Rico, Inc., principally to customers in Puerto Rico; and Bally Gaming and Systems, SA, in Montevideo, Uruguay and its branches in Peru and Argentina, principally to customers in South America.

Presently, Class II gaming devices are marketed to certain Native American gaming markets.  We believe the domestic installed base of Class II gaming devices now exceeds 21,000. Class II gambling, specifically excludes all banked card games.

Casino enterprise systems are composed of various software and hardware products affecting departments throughout the casino. We market our casino enterprise solutions through Bally Gaming and Systems under the names SDS, ACSC, CMP, CMS, MCC, HSD and MindPlay table games systems.

The primary markets for casino enterprise systems are the United States and, to a lesser extent, Canada, Latin America, Europe and the Caribbean. Markets for systems within the United States include traditional land-based casinos predominantly in Nevada and Atlantic City, New Jersey, Native American casinos and riverboats and dockside casinos. Domestically, our market for casino enterprise systems is new casinos and existing or new customers who either (a) acquire casinos with a competitor’s system, which is replaced with our system, or (b) expand their casino floors or upgrade their hardware or software to a new product release. Unlike the United States market, where most jurisdictions require the implementation of systems, there have been few international markets to do so. Management believes, however, that the international market for such systems is increasing, and if that expansion occurs that our Gaming Systems’ sales to such markets are likely to increase accordingly.

Sales and Marketing

Bally Gaming and Systems uses a direct sales force and, to a lesser extent, an independent distributor network to distribute our products. Bally Gaming and Systems’ North America sales staff consists of approximately 44 people in offices in Nevada, New Jersey, Mississippi, Illinois, California and Florida.

Bally Gaming and Systems’ direct sales force generated approximately, 80%, 98% and 76% of new unit sales for the years ended June 30, 2004, 2003 and 2002, respectively. On a limited basis, Bally Gaming and Systems uses distributors for sales to certain international jurisdictions. The agreements with distributors do not specify minimum purchases but generally provide that we may terminate such agreements if certain performance standards are not met. These independent distributors generated approximately, 20%, 2% and 24% of new gaming machine unit sales for the years ended June 30, 2004, 2003, and 2002, respectively.

As of June 30, 2004, we had approximately 279,000 game monitoring units installed in 219 locations, of which approximately 92% are in the United States. Substantially all of System’s revenues are generated by our direct sales force.

We sell gaming equipment and systems on normal credit terms (generally 2%, net 30) and also offers financing to qualified customers for periods generally between 6 and 48 months with interest at rates ranging from 8% to 14%.   International sales are generally consummated on a cash basis backed by a letter of credit or financed over three years or less. In addition, in certain situations we have participated in the financing of other gaming-related equipment manufactured by third parties in emerging markets. For casino enterprise system sales, we generally offer limited financing terms, normally less than one year, for sales to new installations. Most sales, however, are invoiced on a net 30-day basis. Management believes that financing of customer sales is an important factor in certain emerging markets.

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

Customers

The demand for slot machines and video gaming machines varies depending on the level of new construction and renovation of casinos and other facilities and the corresponding need for new equipment as well as the replacement of existing machines.   These machines generally have an average replacement cycle of three to seven years. For the year ended June 30, 2004, the ten largest customers (including corporate customers with multiple casino properties) accounted for approximately 33% of the Bally Gaming and Systems’ new unit sales, with the largest single customer accounting for 6% of new unit sales.

In addition we provide games to original equipment manufactures (“OEM’s”) that in turn provide games primarily to the Class II non-traditional gaming markets. Typically the OEM also purchases the rights to certain Bally themes, which entitles them to certain Bally proprietary game themes and redesigns these game themes to be compatible with its operating system configurations. Sales of base gaming devices to OEM’s totaled approximately $14.4 million, $7.9 million, and $10.7 million for years ended June 30, 2004, 2003 and 2002, respectively, and sales of game themes to the OEM’s totaled approximately $4.0 million, $3.2 million and $1.2 million for the years ended June 30, 2004, 2003 and 2002, respectively.

The demand for casino enterprise systems is driven by regulatory requirements in a given jurisdiction and by a casino operators’ competitive need to properly track machine and player activity and to establish and compile individual machine and player profitability and other demographic information. All of this enables casinos to develop or enhance marketing strategies. Revenues for casino enterprise systems are derived from selling to new installations and to new or existing customers who either (a) acquire casinos with a competitor’s system, which is replaced with our system or (b) expand their casino floors or upgrade their hardware to a new product release. For the year ended June 30, 2004, the ten largest casino enterprise system customers (which include certain multi-site casino operators that have corporate agreements) accounted for approximately 59% of game monitoring unit sales revenues.

Future growth of Bally Gaming and Systems will be based on continued penetration in the international markets, further expansion in the established and emerging markets, as well as continued development efforts to provide customers with new and innovative hardware and software product offerings.

Assembly Operations

Bally Gaming and Systems’ Las Vegas primary facility was completed in 1990 specifically for the design, assembly and distribution of gaming equipment. The 150,000-square foot facility was designed to meet fluctuating product design demands and volume requirements, and management believes the facility enables Bally Gaming and Systems to increase production without significant capital expenditures.

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

Competition

The market for gaming machines and progressive systems in North America is dominated by a single competitor, International Game Technology, Inc. (“IGT”), with WMS Industries, Inc. (“WMS”) recently launching a progressive system as well. Worldwide there are a number of other well-established, well-financed and well-known companies producing gaming machines that compete with each of our lines in each of our markets. The other major competitors are AC Coin and Slot, Aristocrat Leisure Limited (“Aristocrat”), Atronic Casino Technology LTD (“Atronic”), Mikohn Gaming Corporation (“Mikohn”), Sigma Games, Inc., Universal Distributing of Nevada, Inc., WMS, Konami Co Ltd (“Konami”), Multimedia Gaming (“MGAM”), and Rocket Gaming.  Many of these companies look to expand their market share by decreasing our current market share. Besides Bally Gaming, IGT, Aristocrat and Mikohn offer wide-area progressive systems, and others may enter this market. Competition among gaming product manufacturers, particularly with respect to sales of gaming machines into new and emerging markets, is vigorous. The competition is based on which machines generate the most net win to the casinos, competitive customer pricing and financing terms, quality of the product and the existence of an extensive distribution, sales and support network.

The main competition in casino enterprise systems currently consists of IGT, Acres Gaming, Aristocrat, MIS Grips and to a lesser extent, Konami and Mikohn. Competition is keen in this market due to the number of providers and the limited number of casinos and jurisdictions in which they operate. Pricing, product feature and function, accuracy, and reliability are all key factors in determining a provider’s success in selling its system. Management believes the future success of our operations will be determined by our ability to bring new and innovative products to the market while maintaining our base of loyal existing customers.

Casino Operations

Rainbow Casino

The Rainbow Hotel Casino, located in Vicksburg, Mississippi, began operations in July 1994.  The facility includes a 33,000-square foot casino, with 930 gaming devices and 12 table games as well as a 310-seat restaurant/buffet and 20,000-square foot conference center. The facility also includes the 89-room Rainbow Hotel, which is owned and operated by a third party. Rainbow Casino is marketed as a “locals” casino and draws customers principally from within a 75-mile radius of Vicksburg. The Vicksburg casino market generated approximately $243 million in gaming revenue in the twelve months ended June 30, 2004, representing a growth rate of 2%.

We are the general partners of Rainbow Casino Vicksburg Partnership, L.P. (“RCVP”), the limited partnership that operates the Rainbow Casino. The limited partner, Rainbow Corporation, an independent third party, is entitled to receive 10% of the net available cash flows after debt service and other items, as defined (which amount increases to 20% of such amount for the proportional revenues above $35.0 million) each year through December 31, 2010. The Company holds the remaining economic interest in the partnership.

Sales and Marketing

The Rainbow Casino targets the mid-level gaming customers in the market. We promote the casino primarily through direct mail, special promotional events, and by providing quality food at reasonable prices.

Competition

Gaming of all types is available throughout Mississippi in numerous locations, including many locations that compete directly or indirectly with our casino. The operation of casinos is a highly competitive business. The principal competitive factors in the industry include the quality and location of the facility, the nature and quality of the amenities and customer services offered and the implementation and success of marketing programs. The Rainbow Casino faces substantial direct competition for gaming customers from the three other gaming facilities in Vicksburg, as well as other gaming operations throughout Mississippi.

Discontinued Operations

Rail City Casino

In April 1990, the Company purchased, for an aggregate purchase price of $9.5 million, substantially all of the assets of the Rail City Casino (formerly the Plantation Station Casino), a 20,000 square-foot casino located near the border between the cities of Reno and Sparks in northern Nevada. The sale of Rail City Casino to the Sands Regent was completed on May 3, 2004. We received $37.9 million in cash.  We reported a gain on the sale before income taxes of $23.1 million, or $14.3 million after tax.

Route Operations

Our route operations involve the selection, ownership, installation, operation and maintenance of video poker devices, reel-type slot machines and other electronic gaming machines in local establishments such as taverns, restaurants, supermarkets, drug stores, convenience stores and casinos operated by third parties (“local establishments”).  Our route operations target residents who generally frequent local establishments close to their homes.

Nevada Operations

In July 2003 we announced that we had entered into an agreement to sell our Nevada route operations, UCMC, to Century Gaming, Inc., a privately held route operator based in Montana, which disposition was completed on June 30, 2004.  We received approximately $100 million in cash and the assumption by Century Gaming of approximately $5 million in debt.  We reported a gain on the sale before income taxes of $15.3 million, or $9.1 million after tax.

Louisiana Operations

Overview.  In March 1992 we obtained a contract to operate video poker gaming machines in the greater New Orleans, Louisiana area through a subsidiary, VSI. VSI operates pursuant to an agreement with Fair Grounds Corporation and its affiliates, Jefferson Downs Corporation and Finish Line Management Corporation (collectively, “Fair Grounds”), pursuant to which VSI is the exclusive operator of video poker machines at the only racetrack in the greater New Orleans area and nine associated off-track betting parlors (“OTB’s”). We operate the game rooms where the video poker machines are located for each of the nine facilities owned by Fair Grounds, for which we pay a percentage of the revenue generated by the machines. As of June 30, 2004, we had approximately 740 video poker machines in Louisiana.

Under the Louisiana gaming laws and regulations, the majority stockholder of any entity operating video poker machines in Louisiana must be a domiciled resident of the State of Louisiana. As a result, we own 49% of the common stock of VSI and three prominent members of the Louisiana business and legal community own the remaining 51%. We, however, own all the voting stock of VSI and all of VSI’s officers and directors are Company employees. We are also entitled to receive 71% of the dividends declared by VSI.

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

In July 2003 we announced that we entered into an agreement to sell our interest in VSI to Gentilly Gaming, LLC to be effective June 30, 2004. Gentilly eventually decided not to proceed with the transaction, resulting in a cancellation of the sale agreement and VSI has obtained another extension of the current operation agreement to June 30, 2005.  We intend to continue our efforts to divest our interest in this subsidiary and as such will continue to carry the assets as a discontinued operation.

Wall Machines and Amusement Games

On July 18, 2003, we completed the sale of our Bally Wulff wall machine and amusement game business unit to a third party equity investor for $16.5 million in cash, and recorded a loss on sale totaling $25.4 million.

Patents, Copyrights and Trade Secrets

Bally Gaming, Inc. is the copyright owner (or has licenses to use) game software, artwork and video presentations. Some games, cash handling mechanisms, and other gaming device mechanisms (either currently used or reserved for future development) are covered either by pending patent applications or issued patents, both foreign and domestic. The expiration dates of these patents vary and are based on their filing or issue dates.  In addition, many of the games have trademarks registered with the U.S. Patent and Trademark Office, state trademark registries, or both. Together with our subsidiaries, we have over four hundred registered or pending trademark applications in the United States and around the world.

Bally Gaming, Inc., is obligated under several licensing agreements to pay royalties ranging from approximately $10 to $500 per machine depending on the components in the gaming machines. In addition, we have obtained the rights to certain game ideas and intellectual property that require Bally Gaming and Systems to pay royalties based on either fixed amounts or variable amounts based upon the number of units sold or leased. Royalty expense for Bally Gaming and Systems for the years ended June 30, 2004, 2003 and 2002 was $6.2 million, $4.2 million, and $2.8 million, respectively, and is included in cost of gaming and systems in the Consolidated Financial Statements.

Employees and Labor Relations

As of June 30, 2004, we and our subsidiaries employed approximately 1,735 persons (excluding employees of discontinued operations and subsidiaries sold as of June 30, 2004, which include approximately 1,210 persons in Nevada, 420 persons in Mississippi, 60 persons in Louisiana, 5 persons in various other states and 100 in various foreign countries). These employees are not covered by collective bargaining agreements. We believe we have satisfactory relationships with our employees.

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

Any person who acquires a controlling interest in the Company would have to meet the requirements of all governmental bodies that regulate our gaming businesses. A change in the make-up of our board of directors and management may require the various gaming authorities to examine the qualifications of the new board and management.

Nevada. The ownership and operation of casino gaming facilities in Nevada are subject to (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (the “Nevada Act”); and (ii) various local ordinances and regulations. Our gaming, manufacturing, and distributing operations (collectively referred to as “gaming machine operations”) are subject to the licensing and regulatory control of the Nevada State Gaming Control Board (the “Nevada Board”), the Nevada Gaming Commission (the “Nevada Commission”), the Clark County Liquor and Gaming Licensing Board (the “Clark County Board”), and various other county and city regulatory agencies, all of which are collectively referred to as the “Nevada Gaming Authorities.”

The laws, regulations, and supervisory procedures of the Nevada Gaming Authorities are based on declarations of public policy concerned with, among other things: (i) the prevention of unsavory and unsuitable persons from having any involvement with gaming; (ii) the strict regulation of all persons, locations, practices, associations and activities related to the operation of licensed gaming establishments and the manufacture and distribution of gaming machines, cashless wagering systems and associated equipment; (iii) the establishment and maintenance of responsible accounting practices and procedures; (iv) the maintenance of effective control over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record-keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (v) the prevention of cheating and fraudulent practices; and (vi) providing a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on our gaming-related operations.

Alliance is registered with the Nevada Commission as a publicly traded corporation (a “Registered Corporation”). Its direct and indirect subsidiaries that manufacture or distribute gaming devices or conduct gaming operations at various locations (collectively, the “Nevada Subsidiaries”) are required to be licensed by the Nevada Gaming Authorities. The licenses held by the Nevada Subsidiaries require periodic payments of fees and taxes and are not transferable. The Company, through registered intermediary companies (individually an “Intermediary Company” and collectively the “Intermediary Companies”), has been found suitable to own the stock of the Nevada Subsidiaries, each of which is a corporate licensee (individually a “Corporate Licensee” and collectively the “Corporate Licensees”) under the terms of the Nevada Act. As a Registered Corporation, we are required periodically to submit detailed financial and operating reports to the Nevada Gaming Authorities and furnish any other information the Nevada Gaming Authorities may require.  No person may become a stockholder of or receive any percentage of the profits from the Corporate Licensees without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, the Intermediary Companies, and the Corporate Licensees have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits, and licenses required to engage in gaming activities, gaming machine operations, and in the manufacture and distribution of gaming devices for use or play in Nevada or for distribution outside of Nevada.

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

The Gaming Authorities may, at their discretion, require the holder of any of our securities to file applications, be investigated, and be found suitable to own our securities if the Nevada Commission has reason to believe that the holder’s ownership would be inconsistent with the declared policies of Nevada.  The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

The Nevada Act requires any person who acquires more than 5 percent of any class of a Registered Corporation’s voting securities to report the acquisition to the Nevada Commission.  The Nevada Act requires that beneficial owners of more than 10 percent of any class of a Registered Corporation’s voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the chairman of the Nevada Board mails written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Act, that acquires more than 10 percent, but not more than 15 percent (19 percent if such additional ownership results from a stock repurchase program conducted by the Registered Corporation, subject to certain conditions), of a class of a Registered Corporation’s voting securities may apply to the Nevada Commission for a waiver of finding of suitability if the institutional investor holds the securities for investment purposes only.  An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the corporate charter, bylaws, management, policies, or operations of the Registered Corporation or any of its gaming affiliates, or any other action the Nevada Commission finds to be inconsistent with holding the Registered Corporation’s voting securities for investment purposes only.  Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in the Registered Corporation’s management, policies, or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with investment-only intent.  If the beneficial holder of voting securities who must be found suitable is a corporation, partnership, or trust, it must submit detailed business and financial information including a list of beneficial owners.  The applicant is required to pay all costs of investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the chairman of the Nevada Board may be found unsuitable.  The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner.  Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense.  We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, the Intermediary Companies, or the Corporate Licensees, we (i) pay that person any dividend or interest upon voting securities of the Company; (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pay remuneration in any form to that person for services rendered or otherwise; or (iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish his or her voting securities, including, if necessary, the immediate purchase of said voting securities for cash at fair market value. Additionally, the Clark County Board has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

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

We are required to maintain in Nevada a current stock ledger, which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to impose a requirement that a Registered Corporation’s stock certificates bear a legend indicating that the securities are subject to the Nevada Act. The Nevada Commission previously imposed this requirement on the Company but removed it in June 2004.

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

The laws, regulations and supervisory procedures of Mississippi and the Mississippi Commission are based on declarations of public policy that are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and safeguarding of assets and revenues, providing for reliable record keeping and requiring the filing of periodic reports with the Mississippi Commission; (iv) the prevention of cheating and fraudulent practices; (v) providing a source of state and local revenues through taxation and licensing fees; and (vi) ensuring that gaming licensees, to the extent practicable, employ Mississippi residents. The regulations are subject to amendment and interpretation by the Mississippi Commission. We believe our compliance with the licensing procedures and regulatory requirements of the Mississippi Commission will not affect the marketability of our securities. Changes in Mississippi law or regulations may limit or otherwise materially affect the types of gaming that may be conducted, and such changes, if enacted, could have an adverse effect on us and our Mississippi gaming operations.

The Mississippi Act provides for legalized dockside gaming in each of the fourteen counties that border the Gulf Coast or the Mississippi River, but only if the voters in the county have not voted to prohibit gaming in that county. Currently, dockside gaming is permissible in nine of the fourteen eligible counties in the state, and gaming operations have commenced in seven counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River, or in the waters of the State of Mississippi lying south of the state in eligible counties along the Mississippi Gulf Coast. The Mississippi Act permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space that may be utilized for gaming.

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

Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Mississippi. At anytime, the Mississippi Commission has the power to investigate and require the finding of suitability of any record or beneficial stockholder of the Company. The Mississippi Act requires any person who acquires more than 5 percent of any class of voting securities of a Registered Corporation, as reported to the Securities and Exchange Commission (“SEC”), to report the acquisition to the Mississippi Commission, and such person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than 10 percent of any class of voting securities of a Registered Corporation, as reported to the SEC, must apply for a finding of suitability by the Mississippi Commission. The Mississippi Commission generally has exercised its discretion to require a finding of suitability of any beneficial owner of more than 5 percent of any class of voting securities of a Registered Corporation. However, the Mississippi Commission has adopted a policy that permits certain institutional investors to own beneficially up to 15 percent of a class of voting securities of a Registered Corporation without a finding of suitability. If a stockholder who must be found suitable is a corporation, partnership, or trust, it must submit detailed business and financial information including a list of beneficial owners.

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

Approvals are, in certain circumstances, required from the Mississippi Commission before a Registered Corporation may make exceptional repurchases of voting securities  (such as repurchases that treat holders differently) in excess of the current market price and before a corporate acquisition opposed by management may be consummated. Mississippi’s gaming regulations also require prior approval by the Mississippi Commission of a plan of recapitalization proposed by a Registered Corporation’s board of directors in response to a tender offer made directly to the stockholders for the purpose of acquiring control of the Registered Corporation.

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

License fees and taxes, computed in various ways depending on the type of gaming involved, are payable to the State of Mississippi and to the counties and cities in which a licensed gaming subsidiary’s operations are conducted.  Depending on the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly, or annually and are based on (i) a percentage of the gross gaming revenues received by the casino operation; (ii) the number of gaming devices operated by the casino; or (iii) the number of table games operated by the casino. The license fee payable to the State of Mississippi is based upon “gaming receipts” (generally defined as gross receipts less payouts to customers as winnings), and equals four percent (4%) of gaming receipts of $50,000 or less per month, six percent (6%) of gaming receipts that exceed $50,000 but do not exceed $134,000 per month, and eight percent (8%) of gaming receipts that exceed $134,000 per month.  The foregoing license fees we pay are allowed as a credit against our Mississippi income tax liability paid for the year. The gross revenue fee imposed by the City of Vicksburg, Mississippi, where RCVP’s casino operations are located, equals approximately 4 percent of gaming receipts.

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

In recent years, certain anti-gaming groups proposed for the adoption, through the initiative and referendum process, certain amendments to the Mississippi Constitution that would prohibit gaming in the state. The proposals were declared illegal by the Mississippi courts on constitutional and procedural grounds. The latest ruling was appealed to the Mississippi Supreme Court, which affirmed the decision of the lower court. If another such proposal were to be offered and if a sufficient number of signatures were to be gathered to place a legal initiative on the ballot, it is possible for the voters of Mississippi to consider such a proposal in November 2006.  While we are unable to predict whether such an initiative will appear on a ballot or the likelihood of such an initiative being approved by the voters, if such an initiative were passed and gaming were prohibited in Mississippi, it would have a significant adverse effect on us and our Mississippi gaming operations.

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

New Jersey. BGI is licensed by the New Jersey Casino Control Commission (the “New Jersey Commission”) as a gaming-related casino service industry (“CSI”) in accordance with the New Jersey Casino Control Act (the “Casino Control Act”). We are a holding company, as that term is defined by the Casino Control Act, of BGI and thus are a qualifier in connection with BGI’s CSI license and have been approved as such by the New Jersey Commission.

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

Video Services, Inc. VSI, the indirect operating subsidiary for our gaming operations in Louisiana, has been granted a license as a device owner by the Division. VSI is a Louisiana Licensee under the terms of the Louisiana Act. The license held by VSI expired at midnight on June 30, 2004, and is subject to renewal for five-year terms thereafter. Annual fees must be paid on or before July 1 in each year regardless of the license expiration date.  (Another subsidiary, Southern Video Services, Inc., has been dormant and so the Company allowed its license to lapse.)

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

Federal Registration.  The operating subsidiaries of the Company that are involved in the manufacture, sale, distribution, or operation of gaming machines are required to register annually with the Attorney General of the United States. All currently required filings have been made.

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

We and our key personnel have obtained, or applied for, all government licenses, registrations, findings of suitability, permits, and approvals necessary for the manufacture, distribution and, where permitted, operation of gaming machines in the jurisdictions in which we do business. We and the holders of our securities may be subject to the provisions of the gaming laws of each jurisdiction where we or our subsidiaries are licensed or are applying for licensing or conduct business, including, without limitation, Arizona, California, Colorado, Connecticut, Delaware, Florida,  Illinois, Indiana, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Missouri, Montana, Nevada, New

Jersey, New Mexico, New York, Oklahoma, Pennsylvania, Puerto Rico, South Dakota, Washington, West Virginia, Wisconsin, and the local regulatory authorities within each such state, as well as Australian, Canadian, and other foreign gaming jurisdictions in which Bally Gaming International, Inc. (“BGII”) and its subsidiaries are licensed or conduct business.

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

ITEM 2.                             PROPERTIES

The following table sets forth information regarding our leased properties for our Bally Gaming and Systems business unit, and our casino operations as of June 30, 2004, all of which are fully utilized unless otherwise noted (dollars in 000s):

Location	Use	Building Square Feet	Annual Rental Payments

Sparks, NV	Administrative offices and warehousing	33,384	$401
Atlantic City, NJ	Sales offices and warehousing	15,800	136
Biloxi, MS	Sales offices	5,000	47
Westchester, IL	Sales offices	4,900	44
Hollywood, FL	Sales offices	3,400	8
Temecula, CA	Sales offices	2,000	20
Huntington Beach, CA	Offices	3,340	52
Atlantic City, NJ	Administrative offices	750	10
San Juan, P R	Sales offices	2,135	27
Las Vegas, NV	Warehousing	86,300	549
Las Vegas, NV	Offices	20,640	273
Absecon, NJ	Direct mail office	5,300	63
Egg Harbor Township, NJ	General and research and development office	15,500	332
Slidell, LA	Offices	1,250	13
Reno, NV	Office/warehouse	30,500	412
Reno, NV	Office	20,284	365
Reno, NV	Warehousing	9,626	81
Fife, WA	Office/warehouse	3,105	23
Fife, WA	Warehousing	1,530	13
Marysville, WA	Warehousing	4,400	26
Las Vegas, NV	Office	2,939	48
Sommerville, NJ	Warehousing	1,000	12
Sommerville, NJ	Lease terminated 8/1/04	—	73
Bellevue, WA	Administrative offices	7,581	91
Pleasanton, CA	Office and storage	3,176	50
Cheektowage, NY	Offices	1,143	7
Vicksburg, MS	Storage	3,000	21
Vicksburg, MS	Administrative offices	1,500	10
Las Vegas, NV (1)	Ground Lease	—	365
Shropshire, England	Administrative offices	3,000	15
Hannover, Germany	Administrative offices and warehousing	13,292	80
Hannover, Germany	Administrative offices	248	10
Graz, Austria	Administrative offices	1,184	11
Nice, France	Administrative offices	5,500	127
Montevideo, Uruguay	Administrative offices	1,367	28
Province of Cordoba, Argentina	Administrative offices	969	4
Lima, Peru	Administrative offices	2,928	15

(1)                                  Lease consists of ground lease for parking.

The following table sets forth information regarding properties owned by us as of June 30, 2004 for our casino operation business unit, all of which are fully utilized unless otherwise noted:

Location	Use	Building Square Feet
Vicksburg, MS	Casino	33,000
Vicksburg, MS	Entertainment facility	20,000
Vicksburg, MS	Administrative offices	3,200
Vicksburg, MS	Vacant-Land	—

See Note 12 to the Consolidated Financial Statements for information as to our lease commitments with respect to the foregoing rental properties. We believe our facilities are suitable for our needs and we have no future expansion plans that would make these properties inadequate.

The following table sets forth information regarding our discontinued operations leased properties as of June 30, 2004 (exclusive of space leases), all of which are fully utilized unless otherwise noted (dollars in 000s):

Location	Use	Building Square Feet	Annual Rental Payments
New Orleans, LA	Louisiana route operations	6,000	$72
Metairie, LA	OTB operation	5,000	$57
LaPlace, LA	OTB operation	2,500	$51
Harahan, LA	OTB operation	2,300	$72

ITEM 3.                             LEGAL PROCEEDINGS

Litigation

On September 25, 1995, Bally Gaming International Inc, (“BGII”) was named as a defendant in a class action lawsuit filed in Federal District Court in Nevada, by Larry Schreirer on behalf of himself and all others similarly situated. The plaintiffs filed suit against BGII and approximately forty-five other defendants. Each defendant is involved in the gaming business as a gaming machine manufacturer, distributor, or casino operator. The class action lawsuit arises out of alleged fraudulent marketing and operation of casino video poker machines and electronic slot machines. The plaintiffs allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce people into playing their gaming machines based on a false belief concerning how those machines actually operate as well as the extent to which there is actually an opportunity to win on any given play. The plaintiffs allege that the defendants’ actions constitute violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) and give rise to claims of common law fraud and unjust enrichment. The plaintiffs are seeking monetary damages in excess of $1.0 billion, and are asking that any damage awards be trebled under applicable Federal law. In June 2002, the Federal district court denied the plaintiffs’ motion for class action certification. On August 10, 2004, the Ninth Circuit Court of Appeals affirmed the district court’s denial of class action certification. Plaintiffs have until early November 2004 to ask the U.S. Supreme Court to consider the case. Management believes the plaintiffs’ lawsuit to be without merit. We will continue to pursue all legal defenses available to us.

In June 2004, putative class actions were filed against Alliance Gaming Corporation and its officers, Robert Miodunski, Robert Saxton, Mark Lerner, and Steven Des Champs, in the Federal District Court for the District of Nevada.  The nearly identical complaints allege violations of the Securities Exchange Act of 1934 stemming from revised earnings guidance, declines in the stock price, and sales of stock by insiders.  Plaintiffs have filed a motion to consolidate all of the cases and appoint a lead plaintiff.  A hearing date has not been scheduled.  Alliance believes the lawsuits are without merit and intends to vigorously defend itself and its officers.  In addition, in July 2004 two derivative lawsuits were filed in Nevada state court against the members of the board of directors and the officers listed above.  The Company is named as a nominal defendant in the derivative lawsuits as the claims are purportedly asserted for the benefit of the Company.  These lawsuits assert claims for breach of fiduciary duty and waste of corporate assets arising out of the same events as those giving rise to the class actions described above.  These two cases have been consolidated and plaintiffs have until September 20, 2004 to file a consolidated complaint.

We are also a party to various lawsuits relating to routine matters incidental to our business.  Management does not believe that the outcome of such litigation, including the matters above, in the aggregate, will have a material adverse effect on our financial position.

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

	Price Range of Common Stock
	High	Low

Fiscal Year Ended June 30, 2004
1st Quarter	$23.78	$19.01
2nd Quarter	27.37	20.72
3rd Quarter	33.45	23.27
4th Quarter	34.00	15.63

Fiscal Year Ended June 30, 2003
1st Quarter	$16.06	$11.55
2nd Quarter	18.01	13.31
3rd Quarter	17.30	13.38
4th Quarter	19.03	14.50

As of September 1, 2004, we had approximately 1,000 holders of record of our Common Stock.

We have never declared or paid cash dividends on our Common Stock.  We intend to follow a policy of retaining earnings, if any, to finance growth of our business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be at the sole discretion of our Board of Directors and will depend on our profitability, our ability to pay dividends under the terms of our bank credit agreement and our financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

Equity Compensation Plans

The following table sets forth information as of June 30, 2004 with respect to our equity compensation plans that provides for the issuance of stock options to purchase our common stock:

	Number of Securities to be issued upon exercise of outstanding options and restricted stock units	Wt. average exercise price of outstanding options, excluding restricted stock units	Number of Securities available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Plan Category

Equity compensation plans approved by security holders	5,702,733	$15.50	2,721,932

Equity compensation plans not approved by security holders	—	—	—
Total	5,702,733	$15.50	2,721,932

ITEM 6.                             SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited consolidated financial statements.  The table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto. The amounts shown below have been restated to conform to present the route operations, Bally Wulff and Rail City Casino businesses as discontinued operations.

	Fiscal Years Ended June 30,
	2004	2003	2002	2001	2000
	(In 000s, except per share amounts)
Statement of Operations Data
Total revenues from continuing operations	$488,876	$386,381	$275,914	$214,098	$184,005
Unusual items (1)	12,293	—	—	6,489	2,164
Operating income	98,722	84,972	52,203	29,449	5,789
Income (loss) from continuing operations before income taxes	67,918	57,718	23,654	(7,627)	(28,232)
Income tax expense (benefit) (2)	24,293	20,556	(38,440)	(1,313)	(940)
Net income (loss) from continuing operations	43,625	37,162	62,094	(6,314)	(27,292)

Discontinued Operations:
Loss on sale of wall machines and amusement games unit, net (3)	—	(25,358)	—	—	—
Gain on sale of Rail City Casino, net	14,329	—	—	—	—
Gain on sale of Nevada Route, net	9,124	—	—	—	—
Income (loss) from discontinued operations of wall machines and amusement games unit, net (4)	(2,172)	(895)	(17,167)	2,453	(5,740)
Income from discontinued operations of Nevada Route, net	14,539	4,059	12,580	12,339	11,677
Income from discontinued operations of Louisiana Route, net	1,768	1,288	1,439	1,540	2,438
Income from discontinued operations of Rail City, net	3,301	3,267	4,903	4,464	3,882
Income (loss) from discontinued operations	40,889	(17,639)	1,755	20,796	12,257
Net income (loss)	$84,514	$19,523	$63,849	$14,482	$(15,035)

Basic earning (loss) per share:(5)
Continuing operations	$0.87	$0.76	$1.34	$(0.14)	$(0.66)
Discontinued operations	$0.82	$(0.36)	$0.04	$0.49	$0.29
Total	$1.69	$0.40	$1.38	$0.35	$(0.37)

Diluted earning (loss) per share:(5)
Continuing operations	$0.85	$0.74	$1.30	$(0.14)	$(0.66)
Discontinued operations	$0.80	$(0.35)	$0.04	$0.48	$0.29
Total	$1.65	$0.39	$1.34	$0.34	$(0.37)

	As of June 30,
	2004	2003	2002	2001	2000
	(In 000s)
Balance Sheet Data
Cash and cash equivalents	$172,726	$38,884	$31,800	$29,129	$10,914
Working capital (6)	281,956	152,965	101,788	53,297	56,914
Total assets	750,654	525,165	459,880	371,017	352,930
Total long term debt, including current maturities	428,955	345,215	341,793	339,540	321,601
Total stockholders’ equity (deficiency)	200,803	91,630	45,986	(39,205)	(50,795)

(1)                                  The Company has recorded the following unusual items:

•                  During the year ended June 30, 2004, we recorded a refinancing charge of $12.3 million which is more fully disclosed in Note 8 in the Consolidated Financial Statements.

•                  During the year ended June 30, 2001, the Company incurred costs and expenses to sell the Nevada route operations totaling $6.5 million consisting primarily of the break-up fee paid by the Company to terminate the sale.

•                  During the year ended June 30, 2000, gains for the sale of certain gaming management and development rights totaled $4.0 million.

•                  During the year ended June 30, 2000, restructuring and related charges totaled approximately $6.2  million.  The restructuring and related costs were incurred pursuant to a plan adopted by the Company for staff reductions throughout the Company.

(2)                                  During the year ended June 30, 2002, we recorded a tax benefit resulting from the reduction of previously recorded valuation reserves against net deferred tax assets, primarily net operating loss carry forwards, totaling $37 million.

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

Forward-Looking Statements

Certain matters in this Form 10-K and our other filings with the Securities and Exchange Commission, including, without limitation, certain matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Quantitative and Qualitative Disclosures about Market Risk, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby.  Those statements reflect the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, future events and financial trends affecting the Company.

Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” and similar expressions.  In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among other things, the impact of competition and uncertainties concerning such matters as the Company’s ability to service debt, product development, customer financing, sales to non-traditional gaming markets, foreign operations, dependence on key personnel, the ability to integrate future acquisitions, strict regulation by gaming authorities, the outcome of pending litigation matters including the pending securities class actions, gaming taxes, currency fluctuations and market risk.  Certain of these factors are discussed in the “Risk Factors” section below.  The Company undertakes no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise.

Introduction

Operating under the name Bally Gaming and Systems, we are a worldwide leader in designing, manufacturing and distributing traditional and nontraditional gaming machines, having marketed over 100,000 gaming machines during the past five years, and computerized monitoring systems for gaming facilities. We also own and operate a dockside casino in Vicksburg, Mississippi, which has approximately 12 table games and approximately 930 gaming devices (“Casino Operations”). Further information about our business units is contained in the notes to the Consolidated Financial Statements and the “Business” section.

Sources of Revenue

We recognize revenue from the following sources:  sales of gaming machines, operation of wide-area progressive systems and lease of gaming machines, sales of computerized monitoring systems and related recurring hardware and software maintenance revenue, and from casino operations.

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

Our gaming operations division earns revenues from recurring revenue sources that consist of the operation of wide-area progressive jackpot systems and revenues from gaming machines placed in a casino on a daily lease or rental basis. Revenue from these sources is recognized based on the contractual terms of the participation or rental agreements and is generally based on a share of money wagered, a share of the net winnings, or on a fixed daily rental rate basis.

In fiscal year 2003, Bally Gaming and Systems responded to a proposal by the New York Lottery to provide VLT devices at race tracks in the state of New York.  Through the competitive bidding process, we were awarded approximately 25% of the initial VLT’s to be installed.  The financial model for this market requires the manufacturer to build, deploy and maintain the VLT’s in return for a share of the net win from the VLT’s.  The first games were installed at the Saratoga race track in January 2004, and have since been followed by installations at three additional tracks.  SDG was also a successful bidder in the New York Lottery VLT market, having been awarded approximately 27% of the units.  The successful SDG proposal was accomplished in the period before SDG was acquired by Alliance, and the combined share for Bally and SDG in this market is currently approximately 52%.

Revenue from sales of computerized monitoring systems is recognized in accordance with the AICPA’s Statement of Position 97-2 (“SOP 97-2”) “Software Revenue Recognition”, and Emerging Issues Task Force (“EITF”) issue 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).  In accordance with the provisions of SOP 97-2 and EITF 00-21, the contracts for the sale of computerized monitoring units are considered to have “multiple elements” because they include hardware, software, installation, supervision, training, and post-contract customer support. Accordingly, revenues from the sale of systems are deferred and begin to be recognized at the point when the system is deemed to be functionally operational, and the residual method is used to recognize revenue for the remaining elements as they are delivered, each having vendor-specific objective evidence of relative fair values. Post-contract customer support revenues are recognized over the period of the support agreement (generally one year).

In accordance with industry practice, we recognize gaming revenues in our casino operations as the net win from gaming machine operations, which is the difference between coins and currency deposited into the machines and payments to customers.

Components of Expenses

Our most significant expenses are (1) cost of sales, (2) research and development expenses, (3) advertising and promotional expenses and (4) administrative expenses.  We strive to control these expenses by working closely with division unit leaders and by centralizing functions such as finance, accounting, legal, human resources and management information systems.  We also use our market presence and purchasing power to negotiate favorable rates with vendors and suppliers.

Our research and development costs are driven by the development cycle for hardware which vary between a few months for minor revisions to more than a year for major design changes or for changes made by various slot manufacturers with which Systems’ product must communicate and be physically integrated. Software development results in (i) periodic product releases that include new features that extend and enhance casino enterprise systems; (ii) periodic maintenance releases that enable casino operators to correct problems or improve the usability of the system; and (iii) documentation needed to install and use the system.

Depreciation and amortization of tangible and intangible assets historically have been significant factors in determining our overall profitability.  Based on intangible assets currently held by us and the preliminary allocation of the aggregate purchase price of acquisitions completed during the year ended June 30, 2004, we expect the total amortization expense incurred will continue to increase.

Basis of Presentation

Our results include the accounts of Alliance Gaming Corporation, and its wholly-owned and partially-owned, controlled subsidiaries.

Overall Consolidated Operating Results

							Increase/(Decrease)
	2004	% Rev	2003	% Rev	2002	% Rev	04 vs 03	03 vs 02
	(dollars in millions, except earnings per share)

Revenues	$488.9	100%	$386.4	100%	$275.9	100%	27%	40%
Gross profit	291.2	60%	220.8	57%	156.2	57%	32%	41%
Income from operations	98.7	20%	85.0	22%	52.2	19%	16%	63%

Income from continuing operations	$43.6	9%	$37.2	10%	$62.1	22%	17%	(40)%
Income (loss) from discontinued operations	40.9	8%	(17.6)	(5)%	1.8	1%	332%	(1,078)%
Net income	$84.5	17%	$19.6	5%	$63.9	23%	331%	(69)%

Diluted earnings (loss) per share:
Continuing operations	$0.85		$0.74		$1.30
Discontinued operations	0.80		(0.35)		0.04
Net income	$1.65		$0.39		$1.34

Fiscal 2004 vs Fiscal 2003

•                  Revenues from continuing operations increased primarily due to the following:

•                  Acquisition of SDG which contributed $61.5 million in revenues including $49.6 million in game sale revenues, and $11.9 million from its gaming operations.

•                    Decrease in Bally Gaming new unit sales revenues of $4.7 million primarily due to weaknesses in the European markets (particularly in Russia), partially offset by stronger domestic unit sales.  The reduced sales in Europe are due to a variety of factors including changes in certain sales executives who cover this area, and poor performance of certain product features which were more successful in domestic markets.  Although we are expending significant resources to improve the product offerings in the non-domestic markets, there can be no assurance that we will be able to return to historical unit sales levels in those markets.

•                  Increase in Gaming Systems revenue of $32.8 million driven by strong growth in both hardware and software sales driven by strong sales to certain multi-property operators.  Given the size of the investments by casino operators in such systems, there can be no assurances that such sales to multi-property operators will continue at such levels in the future.

•                  Increase in Gaming Operations revenue which contributed an incremental $11.6 million driven by the larger installed base of recurring revenue games.

•                  Gross profit improved due to increases in higher margin system sales and gaming operations sales.

•                  Income from operations as a percentage of revenue decreased primarily as a result of higher research and development costs.

•                  Net Income, including discontinued operations, totaled $84.5 million or $1.65 per diluted share, compared to $19.5 million or $0.39 in the prior year which included a loss on the sale of Bally Wulff of $25.4 million, or $0.51 per diluted share.

Fiscal 2003 vs Fiscal 2002

•                  Revenues from continuing operations  increased due to the following:

•      Gaming unit sales revenue increased $111.7 million or 50% due to an increase in game sale revenues driven by a 49% increase in new units sold.

•      Gaming Systems revenues increased $26.7 million or 41% driven by higher hardware sales and sales of software licenses for the industry’s leading single-wire ticket-in, ticket out (“TITO”) cashless solution, eTICKET™.

•      Increase in Gaming Operations revenue driven by an increase of 11% in the average installed base of wide-area progressive (WAP) and daily-fee games deployed.

•                  Gross profit increased primarily due to the increase in higher margin system sales and recurring revenue through our gaming operations division.

•                  Total net income decreased to $19.5 million or $0.39 per diluted share in fiscal 2003 from $63.8 million or $1.34 per diluted share in fiscal 2002 primarily as a result of a provision for income taxes of $20.6 million in fiscal 2003 compared to a one-time tax benefit due to the reduction of reserves against its net operating loss carryforwards of $37.0 million in the fiscal 2002.

Operating Expenses

							Increase/(Decrease)
	2004	% Rev	2003	% Rev	2002	% Rev	04 vs 03	03 vs 02
	(dollars in millions)

Selling, general and administrative	$122.0	25%	$93.9	24%	$72.5	26%	30%	29%
Depreciation and amortization	31.6	6%	20.5	5%	13.9	5%	54%	47%
Research and development	36.6	7%	20.0	5%	15.0	5%	83%	33%
Provision for bad debts	2.3	1%	1.4	1%	2.5	1%	64%	(44)%
Total	$192.5	39%	$135.8	35%	$103.9	37%	42%	31%

Fiscal 2004 vs Fiscal 2003

Fiscal 2004 operating expenses increased over 2003 primarily due to the acquisitions of SDG, Mindplay and Crown and to the launch of the New York Lottery resulting in increases in all operating expense categories.  Fiscal 2004 operating expenses also increased as a result of:

•                  Legal costs related to the protection of our intellectual property rights.

•                  Higher payroll and payroll related cost primarily in product development and customer service.

•                  Increase in our investment in research and development costs primarily as a result of the EVO TM platform development and advance product development.

•                  Depreciation and amortization due to an increase in our installed base of proprietary gaming units.

Fiscal 2003 vs Fiscal 2002

Fiscal 2003 operating expenses increased over 2002 as a result of:

•                  Legal costs related to the protection of our intellectual property rights.

•                  Higher payroll and payroll related costs primarily in product development and manufacturing.

•                  Increase in our investment in research and development costs.

Other Income (Expense) and Taxes

							Increase/(Decrease)
	2004	% Rev	2003	% Rev	2002	% Rev	04 vs 03	03 vs 02
	(dollars in millions)

Interest income	$2.3	1%	$0.2	—	$0.4	—	1,050%	(50)%
Interest expense	(17.9)	(4)%	(25.6)	(7)%	(28.2)	(10)%	(30)%	(9)%
Minority interest	(2.3)	(1)%	(2.0)	(1)%	(1.9)	(1)%	15%	5%
Refinancing Charge	(12.3)	(2)%	—	—	—	—	—	—
Miscellaneous, net	(0.5)	—	0.2	—	1.2	—	(150)%	(117)%
Total other income (expense)	(30.7)	(6)%	(27.2)	(7)%	(28.5)	(11)%	(13)%	3%

Provision for income taxes	24.3	5%	20.6	5%	(38.4)	(14)%	18%	(153)%

Tax rate	35.8%		35.6%		6.1%

Fiscal year 2004 other expense increased to $30.7 million from $27.6 million in the fiscal year 2003 primarily as a result of refinancing our debt in September 2003 which resulted in a charge of $12.3 million.  This charge was offset by a reduction in interest expense of $7.7 million as a result of the refinancing.

Our effective income tax rate in fiscal 2003 was 36%.  In fiscal 2002, we reversed the reserves against our net operating loss carry forwards, and recorded a one time tax benefit of $37.0 million.

Liquidity and Capital

As of June 30, 2004, we had $173 million in cash and cash equivalents.  In addition we had net working capital of approximately $282 million (excluding assets and liabilities of discontinued operations), an increase of approximately $129 million from June 30, 2003, which is explained in the working capital section below. Consolidated cash and cash equivalents at June 30, 2004, include approximately $2.1 million of cash utilized in our Casino Operations that is held in vaults, cages or change banks. Additionally, pursuant to various state gaming regulations, we maintain certain cash accounts to ensure availability of funds to pay wide-area progressive jackpot awards, which totaled approximately $15.6 million at June 30, 2004.  In addition, we purchase U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive annual instalment payments.  These securities are presented as restricted long-term investments in the accompanying consolidated balance sheets, and totaled $2.5 million and $0.9 million as of June 30, 2004 and 2003, respectively.

In September 2003, we completed a refinancing of our senior bank credit facility, which now consists of a $275.0 million term loan (later increased to $350.0 million), and a $125.0 million revolving credit facility (“the Refinancing”).  Proceeds from the term loan were used to repay our existing bank term loans totaling approximately $188 million, repay $150.0 million of our 10% Senior Subordinated Notes and to pay transaction fees and expenses. The new term loan has a 1% per year mandatory principal amortization, with a 6 year maturity and bears interest at LIBOR plus 2.75% (later reduced to 2.50%). The revolving credit facility commitment decreases ratably over the 5 year term of the commitment to a 60% balloon and bears interest at LIBOR plus 2.50%. The bank loan contains certain financial and operational covenants, however there are no borrowing base requirements. As of June 30, 2004 we are in compliance with the covenants.

Our new credit facility contains a number of significant covenants that, among other things, restrict our ability and certain of our subsidiaries to dispose of assets, incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of our subsidiaries, engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. There can be no assurance that such restrictions will not adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest. In addition, the bank credit facility also requires us to maintain compliance with certain financial ratios. Our ability to comply with such ratios may be affected by events beyond our control. A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under the bank credit facility. In the event of any such default, the lenders under the credit facility could elect to declare all borrowings outstanding under the bank credit facility, together with accrued interest and other fees, to be due and payable and to require us to apply all of our available cash to repay such borrowings.  If we were unable to repay any such borrowings when due, the lenders could proceed against our collateral. If the indebtedness under the bank credit facility were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

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

As a result of the sale of UCMC and Rail City, the terms of the bank loan agreement requires us to use approximately 50% of the net proceeds (as defined in the agreement) to reduce the term loan and revolver principal balances on a pro rata basis.  See also Contingent Commitments section.

Cash flows from operating activities are derived from the cash receipts from the sale of goods and services, from the operation of wide area progressive systems, lease payments and monthly cash receipts from maintenance agreements for our casino systems customers.  In addition, we generate cash through our casino operations.   We utilize our cash to acquire materials for the manufacture of goods for resale or lease, payroll and all other selling, general and administrative expenses.  Management believes that cash flows from operating activities, cash and cash equivalents held and the availability of the revolving credit facility commitment will provide us with sufficient capital resources and liquidity. At June 30, 2004, we had no material commitments for capital expenditures.

Working Capital

The following table presents the components of consolidated working capital at June 30, 2004 and 2003, excluding assets and liabilities of discontinued operations (dollars in 000s):

	Balance at June 30,
	2004	2003	Change

Cash and cash equivalents	$172,726	$38,884	$133,842
Accounts and notes receivable, net	129,779	98,368	31,411
Inventories, net	61,135	32,102	29,033
Deferred tax assets, net	20,054	44,821	(24,767)
Other current assets	12,420	8,010	4,410
Total current assets	396,114	222,185	173,929

Accounts payable	37,515	22,726	14,789
Jackpot liabilities	12,075	10,588	1,487
Accrued liabilities	51,469	31,438	20,031
Taxes payable	7,233	931	6,302
Current maturities of long-term debt	5,866	3,537	2,329
Total current liabilities	114,158	69,220	44,938
Net working capital	$281,956	$152,965	$128,991

The primary fluctuations contributing to the increase in working capital were:

•                  A net increase in accounts and notes receivable resulting from an increase in revenue and the acquisition of SDG in the Bally Gaming and Systems business unit.

•                  An increase in inventory due to a larger backlog of participation units.

•                  A decrease in deferred tax assets due primarily to the sale of  our Nevada route operations and Rail City.

•                  The impact of foreign exchange fluctuations between the dollar and the euro dollar on all working capital categories.

•                  Cash received upon sale of the Nevada route, Rail City and Bally Wulff.

Cash Flow

During the year ended June 30, 2004, we generated $110.3 million of cash flows from operating activities of continuing operations, compared to $38.1 million in the prior year.  This increase in cash flow was driven by the increased revenue,  gross margins, accounts payable, and accrued liabilities in 2004, offset by the increase in accounts receivable and inventory.

During the year ended June 30, 2004, cash flow used in investing activities totaled $32.8 million due to the following:

•                  Cash provided from the sale of the Nevada route operations of $100 million, Rail City of $37.9 million and Bally Wulff of $16.5 million.

•                  Cash used in acquisitions as follows (see Note 3 to the Consolidated Financial Statements for assets and liabilities assumed in the acquisitions)

•                  SDG totaled $108.6 million

•                  MindPlay totaled $11.0 million

•                  Crown totaled $3.9 million

•                  Capital expenditures of $11.8 million

•                  Costs incurred to produce participation games totaling $38.1 million

•                  Additions to other long-term assets of $14.5 million

During the year ended June 30, 2004, $73.8 million cash was provided by financing activities of continuing operations resulting from a $70 million increase in term loans and $350.0 million of proceeds from the issuance of long-term debt and $7.3 million of cash provided from the exercise of stock options, offset by the $337.6 million payoff of debt from refinancing, $7.0 million of refinancing costs and $5.4 million of premium paid on the early redemption of the subordinated notes and principal payments on long term debt totaling $3.5 million.

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

Euro Currency Conversion

Our European subsidiaries use the euro as its functional currency. The euro currency replaced the primarily all other European currencies after a phase in period, which began January 1, 1999 and was fully adopted in January 2002.

Results of Operations

The following table reconciles our earnings before interest, taxes, depreciation and amortization and refinance charge (“EBITDA”) to our consolidated net income from continuing operations (in 000s):

	Years ended June 30,
	2004	2003	2002

Net income from continuing operations	$43,625	$37,162	$62,094
Income tax expense (benefit)	24,293	20,556	(38,440)
Other expense	2,830	1,829	698
Interest expense, net	15,681	25,425	27,851
Refinancing charge	12,293	—	—
Operating income	98,722	84,972	52,203
Depreciation and amortization	31,565	20,462	13,929
EBITDA from continuing operations	$130,287	$105,434	$66,132

The following tables reconcile operating income by business segment to EBITDA:

For the year ended June 30, 2004 (in 000s):

	Operating Income (Loss)	Depreciation and Amortization	EBITDA

Bally Gaming and Systems	$96,034	$27,260	$123,294
Casino Operations	16,942	2,780	19,722
Corporate expenses	(14,254)	1,525	(12,729)
	$98,722	$31,565	$130,287

For the year ended June 30, 2003 (in 000s):

	Operating Income (Loss)	Depreciation and Amortization	EBITDA

Bally Gaming and Systems	$82,879	$16,002	$98,881
Casino Operations	15,306	2,174	17,480
Corporate expenses	(13,213)	2,286	(10,927)
	$84,972	$20,462	$105,434

For the year ended June 30, 2002 (in 000s):

	Operating Income (Loss)	Depreciation and Amortization	EBITDA

Bally Gaming and Systems	$47,172	$10,236	$57,408
Casino Operations	17,593	1,491	19,084
Corporate expenses	(12,562)	2,202	(10,360)
	$52,203	$13,929	$66,132

The following table reconciles our earnings before interest, taxes, depreciation and amortization  (“EBITDA”) to our consolidated net income (loss) from our discontinued operations (in 000s):

	Years ended June 30,
	2004	2003	2002

Net income (loss) from discontinued operations	$40,889	$(17,639)	$1,755
Income tax expense (benefit)	26,319	(8,665)	2,563
Other expense	(785)	654	825
Gain on sale	(36,759)
Interest (income) expense, net	1,004	(926)	(955)
Operating income (loss)	30,668	(26,576)	4,188
Depreciation and amortization	565	17,892	17,923
EBITDA from discontinued operations	$31,233	$(8,684)	$22,111

In accordance with generally accepted accounting principles, depreciation and amortization for these discontinued operations ceased as of July 1, 2003 as a result of their designation as assets held for sale.

For the year ended June 30, 2004 (in 000s):

	Operating Income (Loss)	Depreciation and Amortization	EBITDA

Route Operations	$25,281	$—	$25,281
Rail City Casino	5,387	565	5,952
	$30,668	$565	$31,233

For the year ended June 30, 2003 (in 000s):

	Operating Income (Loss)	Depreciation and Amortization	EBITDA

Wall Machines and Amusement Games	$(1,875)	$2,731	$856
Route Operations	9,063	14,020	23,083
Rail City Casino	4,964	1,141	6,105
Asset impairment charges	(38,728)	—	(38,728)
	$(26,576)	$17,892	$(8,684)

During the year ended June 30, 2003, we recorded a charge of $38.7 million to write down the assets of Bally Wulff to the sales price.

For the year ended June 30, 2002 (in 000s):

	Operating Income (Loss)	Depreciation and Amortization	EBITDA

Wall Machines and Amusement Games	$7,942	$5,213	$13,155
Route Operations	15,470	12,069	27,539
Rail City Casino	4,905	641	5,546
Asset impairment charges	(24,129)	—	(24,129)
	$4,188	$17,923	$22,111

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

Bally Gaming and Systems

Summary financial results and operating statistics:

	Year Ended June 30,						Increase/(Decrease)
	2004	% Rev	2003	% Rev	2002	%Rev	04 vs 03	03 vs 02
	(dollars in millions)
Revenues
Game sales	$233.1	53%	$188.3	56%	$105.7	47%	24%	78%
System sales	124.3	29%	91.5	27%	64.8	29%	36%	41%
Gaming operations	79.1	18%	55.6	17%	53.2	24%	42%	5%
Total revenues	$436.5	100%	$335.4	100%	223.7	100%	30%	50%

Gross Margin
Game sales	$107.8	25%	$81.8	24%	$40.7	18%	32%	101%
System sales	94.4	22%	70.1	21%	48.3	22%	35%	45%
Gaming operations	56.8	13%	39.2	12%	36.0	16%	45%	9%
Total gross margin	$259.0	60%	$191.1	57%	$125.0	56%	36%	53%

Selling, general and administrative	$99.1	23%	$72.2	22%	$52.6	23%	37%	37%
Research and development costs	36.6	8%	20.0	6%	15.0	7%	83%	33%
Depreciation and amortization	27.3	6%	16.0	5%	10.2	5%	71%	57%

Operating income	$96.0	22%	$82.9	25%	$47.2	21%	16%	76%

Operating Statistics:
New Gaming Devices Sold	20,350		19,634		13,183		4%	49%
Game Monitoring Units Sold	46,432		35,500		40,545		31%	(12)%
End of period installed base
WAP	1,726		1,910		2,283		(10)%	(16)%
Daily-fee games	7,985		2,483		1,352		222%	84%
Centrally determined games	17,995		—		—		—	—

Fiscal 2004 vs Fiscal 2003

Total revenues increased $101.1 million or 30% due to the following:

•                  Bally Gaming revenue increased by $44.8 million or 24% primarily due to the acquisition of SDG which contributed an incremental $49.6 million and higher domestic new unit sales, offset by a decrease in international new unit sales.

•                  Bally System revenue increased by $32.8 million or 36% primarily as a result of:

•                  Increased sales of software licenses for our TITO solution, as well as its bonusing and promotions software.

•                  Recurring hardware and software maintenance revenues increased by 23% to $20.7 million for the fiscal year, resulting from the larger base of installed units, which now stands at approximately 279,000.

•                  Gaming Operations revenues increased 42% for fiscal 2004 compared to 2003 due to the following:

•                  An increase of  222% in the installed base of daily-fee games deployed, which increased to 7,985 units installed.  This increase is primarily a result of the launch of the New York Lottery and the acquisition of SDG.

•                  Gross Margin improved to 60% as a result of higher margin systems sales and gaming operations revenue as proportion of total sales.

•                  Selling, general and administrative expenses increased 37% in fiscal 2004 over 2003 primarily due to the acquisitions of SDG, MindPlay and Crown and to the launch of the New York Lottery resulting in increases in all operating expense categories except bad debt.  In addition, SG&A expenses also increased as a result of:

•                  Legal costs related to the protection of our intellectual property rights.

•                  Higher payroll and payroll related costs primarily in customer service.

•                  Research and development costs increased as a result of increased headcount and the acquisition of SDG.

•                  Depreciation and amortization increased as a result of  our installed base of proprietary gaming units and amortization related to the current year acquisitions.

Fiscal 2003 vs Fiscal 2002

Total revenues increased due to the following:

•                  Bally Gaming revenue increased $82.6 million or 78% primarily as a result of an increase in game units sold of 6,451 and the average new-unit selling price increased 10% (excluding OEM games).

•                  Bally System revenue increased $26.7 million or 41% primarily as a result of:

•                  Increased sales of software licenses for our cashless software as well as its bonusing and promotions software and a 32% increase in the average selling price per unit, offset by a 12% decrease in game monitoring units shipped.

•                  Bally Systems recurring hardware and software maintenance revenues increased to $16.9 million for the fiscal year, resulting from the larger base of installed systems.

•                  Gaming Operations revenues increased $2.4 million or 5% primarily due to the following:

•                  An increase of  21% in the average installed base of wide-area progressive (WAP) and daily-fee games deployed, which totaled 1,910 and 2,483, respectively, offset by a decrease in the average revenue per unit.

•                  The placements included the continued roll out of “Cash for Life” which in addition to the Nevada link, was launched in both Mississippi and Native American casinos in June 2003.

•                  Gross Margin increased slightly to 57% compared to 56% in the prior year as a result of  higher margin system revenues.

•                  Selling, general and administrative expenses increased 37% for the year-to-date period primarily due to:

•                  Legal costs related to the protection of our intellectual property rights.

•                  Higher payroll and payroll related costs due to increased headcount.

•                  Research and development costs increased as a result of the increase in hardware and software engineers added during fiscal 2003.

•                  Depreciation and amortization expense increased primarily as a result of the increase in the installed base of wide-area progressive and daily fee games, which have displaced certain fully depreciated games in the field.

Rainbow Casino Operations

Summary financial results and operating statistics:

	Year Ended June 30,						Increase/(Decrease)
	2004	% Rev	2003	% Rev	2002	%Rev	04 vs 03	03 vs 02
	(dollars in millions)

Revenue	$52.3	100%	$50.9	100%	$52.2	100%	3%	(2)%
Gross Margin	32.2	62%	29.7	58%	31.2	60%	8%	(5)%
Selling, general and administrative	12.5	24%	12.2	24%	12.1	23%	3%	1%
Depreciation and amortization	2.8	5%	2.2	4%	1.5	3%	28%	46%

Operating income	$16.9	32%	$15.3	30%	$17.6	34%	11%	(13)%

Operating Statistics:
Average Number of Gaming Devices	930		930		975		—	(5)%
Average Number of Table Games	12		15		16		(20)%	(6)%

Fiscal 2004 vs Fiscal 2003

•                  Rainbow Casino revenues increased following the remodeling project completed in fiscal 2003.

•                  Gross margin improved to 62% as a result of increases in slot and table wins per day per unit.

•                  The overall selling, general and administrative expenses remained relatively stable year over year as a percentage of revenue.

•                  Depreciation and amortization expense increased 28% for the fiscal 2004 period resulting from additional capital improvements made to the Rainbow Casino late in fiscal 2003.

Fiscal 2003 vs Fiscal 2002

•                  Rainbow Casino revenues decreased as a result of a 5% decrease in the average number of gaming machines offset by a 2% increase in net win per day to $144 from $141.

•                  Gross margin decreased to 58% as a result incremental increases in certain direct costs of casino operations.  Costs of casino revenue include gaming taxes, rental costs and direct labor including payroll taxes and benefits.

•                  The overall selling, general and administrative expenses increased due to a increase in advertising and promotional expenses.

•                  Depreciation and amortization expense increased as a result of additional capital improvements made to the Rainbow Casino in the current year.

Parent Company and other unallocated  income (expense)

Summary financial results:

	Year Ended June 30,						Increase/(Decrease)
	2004	% Rev	2003	% Rev	2002	%Rev	04 vs 03	03 vs 02
	(dollars in millions)

General and administrative	$12.7	3%	$10.9	3%	10.4	4%	17%	5%
Depreciation and amortization	1.5	—	2.3	1%	2.2	1%	(35)%	4%
Total Parent company expense	$14.2	3%	$13.2	3%	$12.6	5%	8%	5%

Other income (expense):
Interest income	2.3	1%	0.2	—	0.4	—	1050%	(50)%
Interest expense	(17.9)	(4)%	(25.6)	(7)%	(28.2)	(10)%	(30)%	(9)%
Minority interest	(2.3)	(1)%	(2.0)	(1)%	(1.9)	(1)%	15%	5%
Refinancing Charge	(12.3)	(3)%	—	—	—	—	—	—
Other, net	(0.5)	—	0.2	—	1.2	—	(350)%	(84)%
Total other income (expense)	$(30.7)	(6)%	$(27.2)	(7.0)%	$(28.5)	(11)%	13%	(5)%

Income tax expense (benefit)	$24.3	5%	$20.6	5%	$(38.4)	(14)%	18%	(153)%

Fiscal 2004 vs Fiscal 2003

•                  General and administrative expenses increased primarily as a result of:

•                  Increase in general corporate legal costs.

•                  Increase in general liability and director and officer insurance costs resulting from market conditions.  Such increases in insurance costs are expected to continue in fiscal 2005.

•                  Total other expense increased as a result of the refinancing which occurred in September 2003.  The refinancing charge of $12.3 million was partially offset by decreases in our net interest expense as a result of the lower interest rates achieved in the refinancing.  Virtually all of our debt is floating rate, therefore future interest expense will be impacted by future changes in the LIBOR which is the base rate for our interest payments.

Fiscal 2003 vs Fiscal 2002

•                  General and administrative expenses increased 5% for fiscal 2003 period as a result of:

•                  The incurrence of higher director and officer and general liability insurance premiums, offset by lower accruals for certain elements of our incentive based compensations plan.

•                  Depreciation expense increased 4% for the year-to-date period due to increases in technology capital expenditures.

•                  Interest expense (net of interest income) decreased 9% for the year-to-date-period due to lower interest rates on our LIBOR-based bank credit facility.

•                  Income tax expense (benefit) decreased largely due to:

•                  Management conducts periodic recoverability assessments of these deferred tax assets, which includes evaluating both positive and negative evidential matter to determine if it is “more likely than not” that the deferred tax assets will be realizable. On June 30, 2002, management conducted a recoverability assessment and determined that $37 million in previously reserved deferred tax assets were realizable due to our profitable operating results in 2001 and 2002 and projected future taxable income. Until the fourth quarter of fiscal year 2002, management did not believe sufficient evidence existed that it was “more likely than not” that such profitable operating results would allow such deferred tax assets to be realized.

•                  Beginning July 1, 2002, the Company began recognizing Federal income tax expense based on 35% of pre-tax domestic income and state income taxes at a rate of approximately 2% of domestic income.

•                  For the twelve months ended June 30, 2002, the domestic earnings were offset against net operating loss carry forwards resulting in no Federal income tax expense.

Unusual Items

•                  During the fiscal year ended June 30, 2004, we recorded the following unusual item:

•                  Refinancing charge of $12.3 million, which is more fully described in Note 8 of the Consolidated Notes to the Financial Statements.

•                  During the fiscal year ended June 30, 2002, we recorded the following unusual item:

•                  The $37.0 million tax benefit discussed above.

Discontinued Operations:

As previously discussed, during fiscal 2004 we sold our Nevada route operations, the Rail City Casino and Bally Wulff.  The sale of VSI, our Louisiana route operation, was not consummated pursuant to the previously announced sale agreement and the agreement was cancelled.  We intend to continue our efforts to divest of this subsidiary and as such will continue to carry the assets as a discontinued operation. The Nevada route operation (“UCMC”) disposition was completed on June 30, 2004, the Rail City disposition was completed on May 3, 2004 and the Bally Wulff disposition was completed in July 2003.

The Louisiana route operations revenues totaled $17.0 million, $14.9 million and $15.1 million for the years ended June 30, 2004, 2003 and 2002, respectively.  For the same period, operating income totaled $2.8 million, $2.0 million and $2.2 million, respectively.

On June 30, 2004, we completed the sale of UCMC to Century Gaming, Inc. and received approximately $100 million in cash and the assumption by Century Gaming of approximately $5 million in debt.  Additionally, Century Gaming has agreed to acquire a certain number of gaming devices from our Bally Gaming and Systems business unit over a five-year period.  UCMC revenues totaled $220.9 million, $202.4 million and $208.9 million for the years ended June 30, 2004, 2003 and 2002, respectively.  For the same periods, operating income totaled $22.5 million, $7.0 million and $13.2 million, respectively.  We reported a gain on the sale before income taxes of $15.3 million, or $9.1 million after tax.

The sale of the Rail City Casino to the Sands Regent was completed on May 3, 2004. Total consideration was $37.9 million in cash.  Rail City revenues totaled $19.2 million, $21.2 million and $20.2 million for the years ended June 30, 2004, 2003 and 2002, respectively.  For the same periods, operating income totaled $5.4 million, $5.0 million and $5.0 million, respectively.  We reported a gain on the sale before income taxes of $23.1 million, or $14.3 million after tax.

Bally Wulff revenues totaled $60.2 million and $74.7 million for the years ended June 30, 2003 and 2002, respectively.  For the same periods, operating losses totaled $40.6 million and $16.2 million.

Contractual Commitments

We are committed to make future payments pursuant to various contracts and agreements. A summary of those contractual obligations existing as of June 30, 2004, is as follows (in $000s):

	2005	2006	2007	2008	2009	Thereafter	Total
Debt:
Term Loan Facility (a)	$3,312	$3,500	$3,500	$3,500	$3,500	$332,688	$350,000
Revolving credit facility	—	—	—	—	—	70,000	70,000
Other Debt	2,553	3,803	599	2,000	—	—	8,955
	5,865	7,303	4,099	5,500	3,500	402,688	428,955
Other commitments:
Net minimum rentals	2,877	1,596	1,323	721	553	33	7,103
SDG earn-out (b)	—	—	—	—	—	—	—
Mindplay earn-out (c)	—	—	—	—	—	—	—
Purchase commitments (d)	—	—	—	—	—	—	—
Employment agreements (e)	735	980	980	245	—	—	2,940
Kirkland consulting agreement (f)	600	600	600	300	—	—	2,100
Total commitments	$10,077	$10,479	$7,002	$6,766	$4,053	$402,721	$441,098

(a) As a result of the sale of UCMC and Rail City, the terms of the bank loan agreement requires us to use approximately 50% of the net proceeds (as defined in the agreement) to reduce the term loan and revolver principal balances on a pro rata basis.  The revolver commitment of $125 million remains unaffected.  The exact amount of the debt repayment is subject to final adjustment in December 2004, however in August 2004 the Company made an estimated term loan pay down of $31.6 million, and used additional excess cash to reduce the balance of the revolver from $70 million to zero.  These debt paydowns are not reflected in the table above.

(b) On March 2, 2004 we completed the acquisition of SDG, the details of the purchase are more fully described in Note 3 of the Notes to the Consolidated Financial Statements.  As part of the purchase agreement additional contingent consideration of up to $95.6 million may become payable in equal portions of cash and stock over the next three fiscal years upon the SDG business achieving certain significant revenue and EBITDA targets.  Since the timing of such payments if any, are not known, they are not reflected in the table shown above.

(c) Pursuant to the MindPlay purchase agreement, the Company is obligated to make certain earn-out payments to the former principals of MindPlay LLC.  The Company is required to make guaranteed earn-out payments of at least $1,000,000 over the first two year period of the agreement.

(d) Except in certain rare instances, Bally Gaming and Systems is not required by its suppliers to enter into quarterly commitments for products.

(e) The Company has employment agreements with most of its employees with positions of Vice President or above.  These agreements generally provide for an initial rate of pay and the terms of the severance benefits generally range from three to twelve months salary continuation with similar non-compete periods.  Almost all such agreements contain language that the employee is still an “at will” employee, and as such can be terminated at anytime subject to the individual termination provisions.  The only multi-year arrangement is with Richard Haddrill, our CEO effective October 1, 2004, which covers a three-year term, with a base salary of $980,000.  Only Mr. Haddrill’s compensation is reflected in the table above.

(f) Pursuant to an original agreement entered into in 1997 between the Company and Kirkland Investment Corporation (“Kirkland,” 100% owned by Joel Kirschbaum who is a director of Alliance, and therefore treated as a “related party”), Kirkland provides the Company with certain consulting services.  Pursuant to a new Advisory Agreement dated July 1, 2004, the Company agreed to pay Kirkland $600,000 annually for a period of 3.5 years for consulting services.

In addition to the items discussed above, we have cash obligations for interest payments on our debt and for income taxes.  Our long-term debt is virtually all floating rate, and therefore future interest payments will be impacted by future LIBOR rate changes as well as the balance of debt outstanding in those future periods.  Interest payments for fiscal year 2004 totaled $23.8 million.  We have made no significant income tax payments during the last three years as we utilized our net operating loss carry forwards, which have now been reduced almost completely as of June 30, 2004.  We expect to begin making quarterly Federal income tax payments beginning on September 15, 2004.  The amount of such future income tax payments is dependent on the levels of our future taxable income.

The payment obligations in the above table are based on the contractually scheduled due dates. The only payment acceleration that could be demanded of us would generally be in the event of a default under the bank credit agreement that was not cured within the provisions set forth in that agreement.

Pursuant to our bank credit agreement, in certain circumstances we can enter into guarantee agreements on behalf of customers to third party creditors.  The total of such guarantees currently outstanding is less than $0.2 million as of June 30, 2004.

Critical Accounting Policies and Estimates

We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America. Certain of our accounting policies, including valuations utilized in asset impairment tests, acquisitions accounting, revenue recognition, allowance for doubtful accounts, capitalized costs, reserves for inventory, and deferred tax reserves require that we apply significant judgement in defining the appropriate assumptions for calculating financial estimates. These judgements are subject to an inherent degree of uncertainty. There can be no assurance that the actual results will not differ from our estimates. Additional information regarding our significant accounting policies is presented below.

Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.  Cost elements included for work-in-process and finished goods include raw materials, freight, direct labor and manufacturing overhead.  Given the size of the account balance, and the subjective nature of “market” values, management has determined that inventories represent critical accounting policies.  Accordingly we regularly review inventory quantities and quality and record charges for both obsolete product and for product that may have become impaired for a variety of reasons, including changes in technology, product demand, etc.  Additional valuation charges could result in the future as a result of these factors.

Property, plant and equipment and leased gaming equipment

Property, plant and equipment are stated at cost and depreciated over the estimated useful lives or lease terms, if less, using the straight line method.  Leased gaming equipment is stated at cost and depreciated over estimated useful lives ranging from 3-4 years.

Significant replacements and improvements are capitalized; other maintenance and repairs are expensed. The cost and accumulated depreciation of assets retired or otherwise disposed of are eliminated from the accounts and any resulting gain or loss is credited or charged to income as appropriate.

Given the size of the account balances, the changes in technology, customer preferences and competitive products offered by other suppliers, we regularly review and evaluate the recoverability of our investment in such assets, as well as the estimated useful lives used to depreciate these assets.  There is the potential for acceleration of future depreciation, or even an asset write-down, if such factors were determined to have an adverse impact on our ability to realize our full investment in such assets.

Intangible assets

Intangible assets consist primarily of deferred issuance costs for financings which are amortized over the life of the related financing, and acquisition-related software and trademarks, which are amortized over 3-13 years, and goodwill which is not amortized. Significant judgement is used in the estimation of future cash flows of such assets and in determining their estimated useful lives.

We regularly review and evaluate the recoverability of such intangible assets, many of which were acquired in our various business acquisitions.  Some of the intangibles represent products that have been deployed (i.e. SDG’s central-determination games) and others that are just now being deployed (i.e. MindPlay’s table game technology).  The success or failure of such products and their ability to generate future cash flows will have a significant impact on the timing of amortization expense and/or write-downs in those future periods.

Impairment of Long-lived Assets

The Company reviews long-lived assets (and goodwill) for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets to be held and used are measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset, undiscounted and without interest and such estimations involve significant judgements.  If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Revenue recognition

Revenue from sales of gaming machines is generally recognized at the time products are shipped and title has passed to the customer. Games placed with customers on a trial basis are not recognized as revenue until the trial period ends and the customer accepts the games. The Company sells gaming equipment on normal credit terms (generally 2%, net 30) and offers financing to qualified customers for periods generally between 6 and 48 months.  Game sales to large, multi-property operators, are generally made pursuant to corporate agreements which contain standard sales terms and conditions and therefore generally do not involve significant judgments or estimates in recognizing revenue.  Sales to smaller operators are generally made in accordance with individual sales orders with terms and conditions that are negotiated with the customer, and therefore require additional review to ensure that revenue is recorded in the proper period.  Specific attention is paid to shipping terms (i.e. FOB Las Vegas or destination), discounting, and payment terms and conditions, and can require a significant level of review by management.  The failure to meet all of the revenue recognition conditions pursuant to the accounting standards would result in deferral of revenue to a future accounting period until all such conditions for revenue recognition have been met.

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

Revenue recognition for systems sales often involve both judgements and estimates, and accordingly such transactions are subjected to additional levels of internal review each reporting period.  Failure to meet all of the revenue recognition criteria in a reporting period could result in a deferral of revenue to a future period.

Allowances For Collection and Other Losses

Allowances for losses are maintained at levels determined by the Company’s management to adequately provide for collection losses and any other-than-temporary declines in other asset values.  In determining estimated losses, the Company’s management considers economic conditions, the activity in gaming markets, the financial condition of customers, changes in technology and other factors which management believes are relevant.  If a loss is indicated, the loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds the estimated net realizable value of the asset.  Asset charge-offs are recorded upon the disposition of the underlying assets.  Management reviews the Company’s assets on a quarterly basis to determine the adequacy of the allowances for losses.

Capitalized Costs

During fiscal year 2004, Bally Gaming and Systems has experienced an almost four fold increase in the volume of product submissions to the various domestic regulatory bodies, each of which charges fees for the testing and approval of each product. Product testing costs are capitalized once technological feasibility has been established and are amortized, generally over a three year period once the product is placed in service. Product testing costs related to projects that are discontinued are expensed when such determination is made. The year to date fees incurred for such regulatory approvals totaled approximately $8.5 million. Of these amounts incurred, the Company capitalized a total of $4.8 million that was directly attributable to products.

Given the subjective nature of such capitalized costs, we have instituted a strict review process which includes a full review of the costs incurred and the nature and prospects of the related product.  After costs are capitalized, they are monitored to ensure that they are earning revenues through product sales.  Future write-offs are possible if such products do not produce adequate cash flows.

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

The accounting for income taxes involves significant judgements and estimates and deals with complex tax regulations.  The recoverability of certain deferred tax assets is based in part on estimates of future income and the timing of temporary differences, and the failure to fully realize such deferred tax assets could result in a higher tax provision in future periods.

Risk Factors

Competition

Bally Gaming and Systems.  The market for gaming machines is extremely competitive, and there are a number of established, well-financed and well-known companies producing machines that compete with each of the Bally Gaming and Systems product lines in each of the Bally Gaming and Systems markets. The domestic market for gaming machines is dominated by a single competitor, International Game Technology (“IGT”), with a number of smaller competitors in the field. In addition, certain technology-oriented companies have recently entered or may enter the gaming machine market. Management believes that some of these competitors have greater capital resources than we do. Competition among gaming machine manufacturers, particularly with respect to sales of gaming machines to new and emerging markets, is based on competitive customer pricing and financing terms, appeal to the player, product quality, and having an extensive distribution and sales network. Sales to established casinos in Nevada normally require completion of a successful trial period for the machines in the casino.

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

Casino Operations.  The operation of casinos is also a highly competitive business. The principal competitive factors in the industry include the quality and location of the facility, the nature and quality of the amenities and customer services offered and the implementation and success of marketing programs. Our Rainbow Casino in Vicksburg, Mississippi faces intense direct competition from other gaming facilities serving the Vicksburg market. Competition from casinos in nearby locations may also be reducing the market from which Vicksburg casinos draw most of their patrons. Moreover, additional potential gaming sites remain in and around Vicksburg; some of these sites may be closer to larger population centers and, if developed, might enjoy a competitive advantage over our casinos.

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

The gaming industry is employing new technology in many new areas, and we and our competitors continue to file for patents protecting such technologies. Although we are not aware of any patent violations, there can be no assurances that patents currently pending will not be determined to have infringed upon an existing patent held by a third party.

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

Intellectual Property Litigation

We may incur significant litigation expenses protecting our intellectual property or defending our use of intellectual property, which may have an adverse effect on our future cash flow and results of operations.

Competitors and other third parties may infringe on our intellectual property rights or may allege that we have infringed on their intellectual property rights, resulting in significant litigation expenses, which would reduce our cash flow.

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

Customer Financing

Management believes that customer financing terms and leasing have become increasingly important competitive factors for Bally Gaming and Systems. Competitive conditions sometimes require Bally Gaming and Systems to grant extended payment terms on gaming machines, systems and other gaming equipment, especially for sales in emerging markets.  While such equipment normally collateralizes these financings, the resale value of the collateral in the event of default may be less than the amount financed. Accordingly, we have greater exposure to the financial condition of our customers in emerging markets than had historically been the case in established markets like Nevada and Atlantic City.

Foreign Operations

Our business in foreign markets is subject to the risks customarily associated with such activities. These risks include fluctuations in foreign currency exchange rates and controls, expropriation, nationalization and other economic, tax and regulatory policies of local governments as well as the laws and policies of the United States affecting foreign trade and investment. As of June 30, 2004, Bally Gaming and Systems has $17.8 million of receivables from customers in countries outside of the United States most of which are denominated in U.S. dollars. We do not generally enter into foreign exchange contracts to hedge our exposure to foreign exchange rate fluctuations.

Ability to Service Debt, Liquidity

As of June 30, 2004, the aggregate outstanding principal amount of our debt outstanding totaled $429.0 million. Upon the completion of the Refinancing in September 2003, we replaced our existing bank debt and 10% Senior Subordinated Notes with approximately $275 million of term loans, and $70 million drawn on the revolving credit facility. During the December 2003 quarter the Company increased the term loan by $75 million, to a total of $350 million outstanding.  The proceeds were used primarily to fund the acquisition SDG.  As a result the Company incurred an additional $1.3 million in debt issuance costs, which have been capitalized and will be amortized over the remaining term of the loan.

As a result of the sale of UCMC and Rail City, the terms of the bank loan agreement requires the use approximately 50% of the net proceeds (as defined in the agreement) to reduce the term loan and revolver principal balances on a pro rata basis.  The revolver commitment of $125 million remains unaffected.  The exact amount of the debt repayment is subject to final adjustment in December 2004, however in August 2004 the Company made an estimated term loan pay down of $31.6 million, and used additional excess cash to reduce the balance of the revolver from $70 million to zero.

Our new credit facility contains a number of significant covenants that, among other things, restrict our ability and certain of our subsidiaries to dispose of assets, incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of our subsidiaries, engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. There can be no assurance that such restrictions will not adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest. In addition, the bank credit facility also requires us to maintain compliance with certain financial ratios. Our ability to comply with such ratios may be affected by events beyond our control. A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under the bank credit facility. In the event of any such default, the lenders under the credit facility could elect to declare all borrowings outstanding under the bank credit facility, together with accrued interest and other fees, to be due and payable and to require us to apply all of our available cash to repay such borrowings.  If we were unable to repay any such borrowings when due, the lenders could proceed against our collateral. If the indebtedness under the bank credit facility were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

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

Dependence on Key Personnel

Our success will be dependent, to a significant extent, on the continued services of a relatively small group of executive personnel. The loss or unavailability of one or more of such executive officers or the inability to attract or retain key employees in the future could have an adverse effect on our operations. On July 1, 2004 the Company announced that Richard Haddrill has been appointed President and Chief Executive Officer effective October 1, 2004. Mr. Haddrill succeeds Robert Miodunski who will remain CEO until September 30, 2004, and will serve thereafter as a consultant to the Board of Directors. The Company has also formed of the Office of the Chairman to oversee seamless transition and management succession. The Office of the Chairman consists of Board members David Robbins and Joel Kirschbaum, Mr. Haddrill, and Mr. Miodunski.

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

We pay and expect to continue to pay taxes and fees in Nevada, and New Jersey. The New Jersey legislature enacted in 2003 an eight percent tax on the proceeds we receive from the operation of wide-area progressive slot machines in Atlantic City casinos. We expect to pay substantial taxes and fees in any other jurisdiction in which we conduct gaming operations. There can be no assurance as to future changes in taxation on gaming operations.

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

The results of the sensitivity analysis at June 30, 2004, are as follows:

Interest Rate Risk:

We had total debt of approximately $429 million, consisting primarily of the new $350 million term loan and the initial $70 million borrowing on the revolver and other debt at approximately $9.0 million.  The bank facility loans are broken into individual loans with varying terms from one to six months. The interest rate for each loan is set on the borrowing date and is effective for the term outstanding. If the LIBOR rates were to increase or decrease by 100 basis points, with all other factors remaining constant, earnings would decrease or increase by approximately $4.3 million on a pre-tax basis.

Foreign Currency Exchange Rate Risk:

Our foreign subsidiaries generally use their domestic currency as their functional currency. A 10% fluctuation in the exchange rates of these currencies against the U.S. dollar would result in a corresponding change in earnings reported in the consolidated group of approximately $0.1 million.

Estimates

Our financial statements are prepared using estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results may differ from these estimates either favorably or unfavorably, which may impact future results.

ITEM 7A.	QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7 of this Report- “Risk Factors- Currency Rate Fluctuations” and “Market Risks.”

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

PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report:

1.	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2004 and 2003

Consolidated Statements of Operations for the Years Ended June 30, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity (Deficiency) for the Years Ended June 30, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended June 30, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

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

2.4	Stock Purchase Agreement for the sale of Bally Wulff (incorporated herein by reference to Alliance’s Form 8-K filed on August 5, 2003).

Exhibit Number	Description

2.5

Amended and restated Stock Purchase Agreement by and among Alliance Gaming Corporation, Sierra Design Group, and Robert Luciano, as Trustee for the Robert Luciano Family Trust, dated March 2, 2004 (incorporated by reference to form 8-K dated March 12, 2004)

2.6

Agreement and plan of merger by and among Alliance Gaming Corporation, APT Games, Inc., United Coin Machine Co., and Century Gaming, Inc. dated May 4, 2004 (incorporated by reference to Form 8-K dated July 6, 2004).

3.1	Restated Articles of Incorporation of the Registrant, as amended (incorporated herein by reference to Alliance’s Form S-8 dated May 7, 2004.)

3.2	Revised and Amended By-Laws of the Registrant (incorporated herein by reference to Alliance’s Form 10-Q for the quarter ended December 31, 1997.)

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

Exhibit Number	Description

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

10.30	Employment Agreement between the Company and Richard Haddrill, entered into as of June 30, 2004 (incorporated by reference to Form 8-K dated July 7, 2004).*

10.31	Separation and Consulting Agreement entered into as of June 30, 2004 by and between the Company and Robert L. Miodunski (incorporated by reference to Form 8-K dated July 7, 2004.)

Exhibit Number	Description

10.33

Alliance Gaming Corporation 2001 Long-Term Incentive Plan, including amendments No. 1 and  No. 2 (incorporated herein by reference to the Company’s Form S-8 filed January 22, 2002 Registration Number 333-81154).

10.34	Amendment No. 3 to the Alliance Gaming Corporation 2001 Long-Term Incentive Plan (incorporated herein by reference to the Company’s Form S-8 filed May 8, 2003 Registration Number 333-105087).

10.35	Amendment No. 4 to the Alliance Gaming Corporation 2001 Long-Term Incentive Plan (incorporated herein by reference to the Company’s Form S-8 filed May 7, 2004 Registration Number 333-105087).

10.36	Employment Agreement dated July 14, 2000 between the Company and Mark Lerner (incorporated herein by reference to the Company’s Annual Report on Form 10-K dated June 30, 2002). *

10.37	Agreement between the Company and David Robbins effective July 1, 2004 (incorporated by reference to Form 8-K dated July 7, 2004).

10.38	Agreement between the Company and Joel Kirschbaum effective July 1, 2004 (incorporated by reference to Form 8-K dated July 7, 2004).

10.39	Advisory Services agreement between the Company and Kirkland Investment Corporation effective July 1, 2004 (incorporated by reference to Form 8-K dated July 7, 2004).

21	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Act of 1934, as amended.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

ALLIANCE GAMING CORPORATION	DATED: September 10, 2004

By	/s/ Robert L. Miodunski
Robert L. Miodunski
President and Chief Executive Officer
(Principal Executive Officer)

By	/s/ Robert L. Saxton
Robert L. Saxton
Executive Vice President, Treasurer and Chief Financial
Officer (Principal
Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert L. Miodunski	President and Chief Executive Officer	September 10, 2004
Robert L. Miodunski	(Principal Executive Officer), and Director

/s/ Robert L. Saxton	Executive Vice President, Treasurer and Chief Financial Officer	September 10, 2004
Robert L. Saxton	(Principal Financial and
Accounting Officer)

/s/ Jacques Andre	Director	September 10, 2004
Jacques Andre

/s/ Anthony DiCesare	Director	September 10, 2004
Anthony DiCesare

/s/ Joel Kirschbaum	Director	September 10, 2004
Joel Kirschbaum

/s/ David Robbins	Director and Chairman of the Board	September 10, 2004
David Robbins

/s/ Robert Miodunski	Director	September 10, 2004
Robert Miodunski

/s/ Kevin Verner	Director	September 10, 2004
Kevin Verner

/s/ Richard Haddrill	Director	September 10, 2004
Richard Haddrill

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alliance Gaming Corporation:

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Alliance Gaming Corporation and Subsidiaries (the “Company”) as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for each of the three years in the period ended June 30, 2004.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance Gaming Corporation and Subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada

September 10, 2004

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In 000s except share amounts)

	June 30, 2004	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$172,726	$38,884
Accounts and notes receivable, net of allowance for doubtful accounts of $9,722 and $6,962	129,779	98,368
Inventories, net of reserves of $4,914 and $6,503	61,135	32,102
Deferred tax assets, net	20,054	44,821
Other current assets	12,420	8,010
Total current assets	396,114	222,185
Long-term investments (restricted)	2,528	864
Long-term receivables, net of allowance for doubtful accounts of $12 and $15	12,518	14,865
Net investment in sales type leases	5,614	—
Leased gaming equipment, net of accumulated depreciation of $31,105 and $15,703	46,634	25,792
Property, plant and equipment, net of accumulated depreciation and amortization of $23,127 and $20,495	75,838	56,894
Goodwill, net	136,989	63,040
Intangible assets, net of accumulated amortization of $12,489 and $12,109	63,623	26,631
Assets of discontinued operations held for sale	4,442	114,314
Other assets, net	6,354	580
Total assets	$750,654	$525,165

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$37,515	$22,726
Accrued liabilities	51,469	31,438
Jackpot liabilities	12,075	10,588
Taxes payable	7,233	931
Current maturities of long-term debt	5,866	3,537
Liabilities of discontinued operations held for sale	4,337	14,000
Total current liabilities	118,495	83,220
Long-term debt, net	423,089	341,678
Deferred tax liabilities	849	3,920
Other liabilities	6,092	3,387
Minority interest	1,326	1,330
Total liabilities	549,851	433,535
Commitments and contingencies
Stockholders’ equity:
Special stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 115 shares and 115 shares issued and outstanding	12	12
Common stock, $.10 par value; 100,000,000 shares authorized; 51,426,000 and 49,993,000 shares issued	5,145	4,996
Treasury stock at cost, 513,000 shares	(501)	(501)
Deferred compensation (restricted stock units)	(6,500)
Additional paid-in capital	194,040	163,267
Accumulated other comprehensive income	1,524	1,287
Retained earnings (accumulated deficit)	7,083	(77,431)
Total stockholders’ equity	200,803	91,630
Total liabilities and stockholders’ equity	$750,654	$525,165

See accompanying notes to consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In 000s, except per share amounts)

	Years Ended June 30,
	2004	2003	2002
Revenues:
Gaming equipment and systems	$436,596	$335,436	$223,703
Casino operations	52,280	50,945	52,211
	488,876	386,381	275,914
Costs and expenses
Cost of gaming equipment and systems	177,586	144,352	98,720
Cost of casino operations	20,043	21,208	21,021
Selling, general and administrative	124,345	95,432	75,029
Research and development costs	36,615	19,955	15,012
Depreciation and amortization	31,565	20,462	13,929

	390,154	301,409	223,711

Operating income	98,722	84,972	52,203

Other income (expense):
Interest income	2,253	220	378
Interest expense	(17,934)	(25,645)	(28,229)
Minority interest	(2,309)	(2,009)	(1,935)
Refinancing charge	(12,293)	—	—
Other, net	(521)	180	1,237

Income from continuing operations before income taxes	67,918	57,718	23,654
Income tax expense (benefit)	24,293	20,556	(38,440)
Net income from continuing operations	43,625	37,162	62,094

Discontinued operations:
Loss on sale of wall machines and amusement games unit, net	—	(25,358)	—
Gain on sale of Rail City Casino, net	14,329	—	—
Gain on sale of Nevada Route, net	9,124	—	—
Income (loss) from discontinued operations of wall machines and amusement games business unit, net	(2,172)	(895)	(17,167)
Income from discontinued operations of Nevada Route, net	14,539	4,059	12,580
Income from discontinued operations of Louisiana Route, net	1,768	1,288	1,439
Income from discontinued operations of Rail City Casino, net	3,301	3,267	4,903
Income (loss) from discontinued operations	40,889	(17,639)	1,755
Net income	$84,514	$19,523	$63,849

Basic earnings (loss) per share:
Continuing operations	$0.87	$0.76	$1.34
Discontinued operations	0.82	(0.36)	0.04
	$1.69	$0.40	$1.38

Diluted earnings (loss) per share:
Continuing operations	$0.85	$0.74	$1.30
Discontinued operations	0.80	(0.35)	0.04
	$1.65	$0.39	$1.34

Weighted average common shares outstanding	50,113	49,153	46,281

Weighted average common and common share equivalents outstanding	51,248	50,139	47,507

See accompanying notes to consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(In 000s)

			Series E Special Stock	Treasury Stock	Deferred Comp.	Additional Paid-in Capital	Accum. Other Comprehensive Income (loss)	Retained Earnings (Accum. Deficit)	Total Stockholders’ Equity (Deficiency)

	Common Stock
	Shares	Dollars

Balances at June 30, 2001	21,776	$2,178	$12	$(501)	$—	$147,828	$(27,919)	$(160,803)	$(39,205)

Net income	—	—	—	—	—	—	—	63,849	63,849
Foreign currency translation adjustment	—	—	—	—	—	—	8,555	—	8,555
Total comprehensive income									72,404
Shares issued upon exercise of options and warrants before 2-for-1 stock split	2,809	283	—	—	—	6,246	—	—	6,529
Common shares issued upon 2-for-1 stock split	24,585	2,461	—	—	—	(2,461)	—	—	—
Tax benefit of employee stock option exercises	—	—	—	—	—	6,081	—	—	6,081
Shares issued upon exercise of options and warrants after 2-for-1 stock split	57	5	—	—	—	172	—	—	177

Balances at June 30, 2002	49,227	$4,927	$12	$(501)	$—	$157,866	$(19,364)	$(96,954)	$45,986

Net income	—	—	—	—	—	—	—	19,523	19,523
Foreign currency translation adjustment	—	—	—	—	—	—	8,760	—	8,760
Reversal of foreign currency translation adjustments for Bally Wulff (see Note 4)	—	—	—	—	—	—	11,891	—	11,891
Total comprehensive income									40,174
Shares issued upon exercise of options	706	69	—	—	—	2,487	—	—	2,556
Tax benefit of employee stock option exercise	—	—	—	—	—	2,914	—	—	2,914

Balances at June 30, 2003	49,933	$4,996	$12	$(501)	$—	$163,267	$1,287	$(77,431)	$91,630

Net income	—	—	—	—	—	—	—	84,514	84,514
Foreign currency translation adjustment	—	—	—	—	—	—	237	—	237
Total comprehensive income									84,751
Issuance of Restricted Stock Units					(6,500)	6,500			—
Restricted shares issued upon acquisition of SDG	662	66			—	11,883			11,949
Additional paid in capital upon issuance of warrants						886			886
Shares issued upon exercise of options	831	83				7,205			7,288
Tax benefit of employee stock option exercise						4,299			4,299

Balances at June 30, 2004	51,426	$5,145	$12	$(501)	$(6,500)	$194,040	$1,524	$7,083	$200,803

See accompanying notes to consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In 000s)

	Years Ended June 30,
	2004	2003	2002
Cash flows from operating activities of continuing operations:
Net income	$84,514	$19,523	$63,849
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income from discontinued operations	(40,889)	(7,720)	(25,884)
Write down of goodwill and other assets	—	38,728	24,129
Depreciation and amortization	31,565	20,462	13,929
Deferred income taxes	23,946	3,351	(37,675)
Provision for losses on receivables	2,357	1,537	2,498
Refinance charge	12,293	—	—
Other	(1,721)	355	(558)
Change in operating assets and liabilities, net of effects of businesses acquired:
Accounts and notes receivable	(22,117)	(50,415)	(9,579)
Inventories	(7,060)	1,006	(2,034)
Other current assets	(1,049)	1,320	(1,449)
Accounts payable	8,720	7,278	(4,515)
Accrued liabilities and jackpot liabilities	19,702	2,723	(79)
Net cash provided by operating activities of continuing operations	110,261	38,148	22,632

Cash flows from investing activities of continuing operations:
Additions to property, plant and equipment	(11,840)	(9,759)	(6,724)
Additions to leased gaming equipment	(38,109)	(21,357)	(15,099)
Acquisitions, net of cash acquired	(123,495)	(11,528)	(15,333)
Additions to other long-term assets	(14,587)	(3,671)	(132)
Proceeds from sales of discontinued operations	155,212	—	—
Net cash used in investing activities of continuing operations	(32,819)	(46,315)	(37,288)

Cash flows from financing activities of continuing operations:
Capitalized debt issuance costs	(6,954)	—	(662)
Proceeds from issuance of long-term debt	350,000	—	—
Payoff of debt from refinancing	(337,625)	—	—
Reduction of long-term debt	(3,484)	(4,735)	(1,826)
Net change in revolving credit facility	70,000	—	—
Premium paid on early redemption of debt	(5,399)	—	—
Proceeds from exercise of stock options and warrants	7,288	2,556	6,706
Net cash provided by (used in) financing activities of continuing operations	73,826	(2,179)	4,218

Effect of exchange rate changes on cash	174	286	709

Cash (used in) provided by discontinued operations	(17,600)	17,144	12,400

Cash and cash equivalents:
Increase for year	133,842	7,084	2,671
Balance, beginning of year	38,884	31,800	29,129
Balance, end of year	$172,726	$38,884	$31,800

See accompanying notes to consolidated financial statements.

ALLIANCE GAMING CORPORATIONS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND DESCRIPTION OF BUSINESS

Description of business

Alliance Gaming Corporation (“Alliance” or the “Company”), a Nevada corporation, is a diversified, worldwide gaming company that (i) designs, manufactures and distributes gaming machines and computerized monitoring systems for gaming machines and (ii) owns and operates one regional casino.

In July 2003, the Company announced that it had entered into definitive agreements for the sale of its Nevada and Louisiana route operations and Bally Wulff. In December 2003 the Company announced its intention to sell Rail City Casino. The Company completed the disposition of its Nevada Route operations, Rail City and Bally Wulff during the fiscal year ended June 30, 2004. Accordingly, these businesses have been classified as discontinued operations (see Note 4).

In fiscal year 2004, the Company completed the acquisition of Crown Gaming (“Crown”), MindPlay LLC (“MindPlay”) and Sierra Design Group (“SDG”) (see Note 3).

Principles of presentation and consolidation

The accompanying consolidated financial statements include the accounts of Alliance Gaming Corporation, and its wholly owned and partially owned, controlled subsidiaries. In the case of Video Services, Inc. (“VSI”) which is consolidated, the Company owns 100% of the voting stock and is entitled to receive 71% of dividends declared by VSI, if any, at such time that dividends are declared.

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

The Company consolidates RCVP and records minority interest expense to reflect the portion of the earnings of VSI and RCVP attributable to the minority shareholders.

All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year financial statements to conform to the current year presentation, and to present Rail City as discontinued operations for all periods presented.

Cash and cash equivalents

Cash equivalents consist of highly liquid debt instruments purchased with an original maturity of three months or less at the date of purchase and are carried at cost, which approximates market value. Cash and cash equivalents also includes cash utilized in Casino Operations which is held in vaults, cages or change banks which totaled $2.1 million and $2.2 million at June 30, 2004 and 2003, respectively. The Company also maintains jackpot reserve accounts totaling approximately $15.6 million and $14.5 million at June 30, 2004 and 2003, respectively, to ensure availability of funds to pay wide-area progressive jackpot awards.  In addition, the Company purchases U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive annual instalment payments.  These securities are presented as restricted long-term investments in the consolidated balance sheets, and totaled $2.5 million and $0.9 million as of June 30, 2004 and 2003, respectively.

The Company’s route operations and casino operations cash balances, which are included in discontinued operations, totaled $3.5 million and $28.9 million as of June 30, 2004 and 2003, respectively.  These balances are included in assets of discontinued operations held for sale in the accompanying consolidated balance sheets (see Note 4).

Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.  Cost elements included for work-in-process and finished goods include raw materials, freight, direct labor and manufacturing overhead. Inventories, net of valuation reserves, consist of the following (in 000s):

	2004	2003

Raw materials	$26,050	$13,720
Work-in-process	3,324	789
Finished goods	31,761	17,593
Total	$61,135	$32,102

Property, plant and equipment and leased gaming equipment

Property, plant and equipment is stated at cost and depreciated over the estimated useful lives or lease term, if less, using the straight line method as follows: buildings and improvements, 28-40 years; gaming equipment, 4-7 years; furniture, fixtures and equipment, 3-7 years; and leasehold improvements, 5-10 years. Leased gaming equipment is stated at cost and depreciated over estimated useful life ranging from 3-4 years.

Significant replacements and improvements are capitalized; other maintenance and repairs are expensed. The cost and accumulated depreciation of assets retired or otherwise disposed of are eliminated from the accounts and any resulting gain or loss is credited or charged to income as appropriate.

Property, plant and equipment consist of the following (in 000s):

	2004	2003

Land and land improvements	$19,086	$18,816
Buildings and leasehold improvements	29,937	25,964
Gaming equipment	29,121	20,671
Furniture, fixtures and equipment	20,821	11,938
Less accumulated depreciation and amortization	(23,127)	(20,495)
Total property, plant and equipment, net	$75,838	$56,894

Leased gaming equipment	$77,739	$41,495
Less accumulated depreciation	(31,105)	(15,703)
Total leased gaming equipment, net	$46,634	$25,792

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

Other Intangible Assets

Intangible assets consist primarily of deferred issuance costs for financings which are amortized over the life of the related financing, and acquisition-related software and trademarks, which are amortized over 3-13 years. Deferred debt issuance costs are amortized and included in the accompanying consolidated statements of operations in depreciation and amortization expense.

Use of Estimates

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

Revenue from sales of computerized monitoring systems is recognized in accordance with the AICPA’s Statement of Position 97-2 “Software Revenue Recognition” (“SOP 97-2”) and Emerging Issues Task Force (“EITF”) issue 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).  In accordance with the provisions of SOP 97-2 and EITF 00-21, the contracts for the sales of computerized monitoring units are considered to have “multiple elements” because they include hardware, software, installation, supervision, training, and post-contract customer support. Accordingly, revenues from the sale of systems are deferred and begin to be recognized at the point when the system is deemed to be functionally operational, and the residual method is used to recognize revenue for the remaining elements as they are delivered, each having vendor-specific objective evidence of relative fair values. Post-contract customer support revenues are recognized over the period of the support agreement (generally one year).

Our Bally Gaming and Systems business unit earns revenues from recurring revenue sources that consist of the operations of the wide-area progressive jackpot systems and revenues from gaming machines placed in a casino on a daily lease or rental basis. Revenue from these sources is recognized based on the contractual terms of the participation or rental agreement and is generally based on a share of money wagered, a share of the net winnings, or on a fixed daily rental rate basis.

In accordance with industry practice, the Company recognizes gaming revenues in its discontinued route operations and casino operations as the net win from gaming machine operations, which is the difference between coins and currency deposited into the machines and payments to customers. The Company recognizes total net win from gaming machines as revenues for route operations, which the Company operates pursuant to revenue-sharing arrangements and revenue-sharing payments (either fixed or variable) as a cost of route operations.

Capitalized Costs

During fiscal year 2004, Bally Gaming and Systems has experienced an almost four fold increase in the volume of product submissions to the various domestic regulatory bodies, each of which charges fees for the testing and approval of each product. Product testing costs are capitalized once technological feasibility has been established and are amortized, generally over a three year period once the product is placed in service. Product testing costs related to projects that are discontinued are expensed when such determination is made. During fiscal year 2004, fees incurred for such regulatory approvals totaled approximately $8.5 million. Of these amounts incurred, the Company capitalized as an intangible asset, a total of $4.8 million that was directly attributable to products that have been approved and amortization expense for the year ended June 30, 2004 totaled $0.8 million.

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

Allowances For Collection and Other Losses

Allowances for losses are maintained at levels determined by the Company’s management to adequately provide for collection losses and any other-than-temporary declines in other asset values.  In determining estimated losses, the Company’s management considers economic conditions, the activity in gaming markets, the financial condition of customers, changes in technology and other factors which management believes are relevant.  If a loss is indicated, the loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds the estimated net realizable value of the asset.  Asset charge-offs are recorded upon the disposition of the underlying assets.  Management reviews the Company’s assets on a quarterly basis to determine the adequacy of the allowances for losses.

Unusual items

The Company separately discloses certain income and expense items that are unusual. Generally such items are netted together and shown as a separate component of income from continuing operations; items reflected elsewhere in the consolidated statements of operations are separately identified below.

Fiscal 2004

•      Refinancing charge of $12.3 million, which is more fully described in Note 8.

Fiscal 2003:

•                  None

Fiscal 2002:

•                  A tax benefit resulting from the reduction of previously recorded valuation reserves against net deferred tax assets, primarily net operating loss carry forwards, totaling $37.0 million which is included in the income tax provision in the accompanying consolidated statement of operations (see Note 10).

Warranty expense

Gaming devices are typically sold with a 90-day parts and labor warranty.  For system sales, the Company provides several after-sales, value-added services to customers including customer education programs, a 24-hour customer service telephone hot-line, an Internet web site for technical support, field service support programs, and spare parts programs.  Historical warranty expense as a percentage of Gaming and Systems segment revenues has been less than 1%, and is charged to cost of sales.

Research and development

Research and development costs are charged to expense as incurred because the establishment of technological feasibility of products and their availability for sale (pending regulatory approval) have substantially coincided.

Deferred Revenue

Deferred revenue is included in accrued liabilities on the balance sheet, and consists of amounts collected or billed in excess of recognizable revenue.

Foreign currency translation

The functional currency of the Company’s foreign subsidiaries is their local currency. Assets and liabilities of foreign operations are translated into U.S. dollars at the rate of exchange at the end of the period, and the income and expense accounts are translated at the average rate of exchange for the period. Translation adjustments are reflected as a separate component of stockholders’ equity. Gains and losses on foreign currency transactions are included in the accompanying consolidated statements of operations.

Stock split

The Company recorded a 2-for-1 stock split, effective August 21, 2001 and again on April 9, 2002. All share and per share information presented in the Consolidated Financial Statements and notes thereto have been presented to reflect the stock splits.

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts at June 30, 2004 and 2003 for the Company’s financial instruments, which include accounts and notes receivable, accounts payable and long-term debt, approximate fair value.

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

As provided under FASB No. 123 “Accounting for Stock-Based Compensation” (“FASB No. 123”), companies may continue to account for employee stock-based compensation under APB 25, but are required to disclose historical pro-forma net income and earnings per share that would have resulted from the use of the fair value method described in FASB No. 123.

In December 2002, the FASB issued FASB No.148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. This Statement amends FASB No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FASB No. 123 and APB Opinion No. 28 “Interim Financial Reporting” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  Under fair value method, compensation costs are measured using an options pricing model and are amortized over the estimated life of the option, which is generally three to ten years, with option forfeitures accounted for at the time of the forfeiture, and all amounts are reflected net of tax.  The historical and pro forma net income (assuming an after-tax charge for stock-based compensation) and related per share data are as follows (in 000s, except per share data) (see Note 9):

	Fiscal Years ended June 30,
	2004	2003	2002
Net income
As reported	$84,514	$19,523	$63,849
Stock-based compensation under FASB No. 123	(5,377)	(3,384)	(3,012)
Pro forma net income	$79,137	$16,139	$60,837

Earnings per share:
Basic – As reported	$1.69	$0.40	$1.38
Basic – Pro forma	$1.58	$0.33	$1.31
Diluted – As reported	$1.65	$0.39	$1.34
Diluted – Pro forma	$1.54	$0.32	$1.28

Recently issued accounting principles

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

In December 2003, the Financial Accounting Standards Board published FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) (“FIN46-R”), clarifying FIN 46 and exempting certain entities from the provisions of FIN 46. Generally, application of FIN 46-R is required in financial statements of public entities that have interests in structures commonly referred to as special-purpose entities for periods ending after December 15, 2003, and, for other types of VIEs, for periods ending after December 15, 2004.  The Company has reviewed this pronouncement and determined that the adoption will not have a material impact on the consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 “Accounting for Certain Financial Instruments With Characteristics of Both Liability and Equity” (“FASB No. 150”).  FASB No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity.  FASB No 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company adopted the standard on July 1, 2003.  The Company has determined that FASB No. 150 did not have any significant impact on its results of operations or financial position.

2.             EARNINGS PER SHARE

The following computation of basic and diluted earnings (loss) per share from continuing operations, and income (loss) applicable to common shares as adjusted for the stock splits, are as follows (in 000s except per share amounts):

	Fiscal Years ended June 30,
	2004	2003	2002

Net income from continuing operations	$43,625	$37,162	$62,094
Net income (loss) from discontinued operation	40,889	(17,639)	1,755
Net Income	$84,514	$19,523	$63,849

Weighted average common shares outstanding	50,113	49,153	46,281
Effect of dilutive securities	1,135	986	1,226
Weighted average common and dilutive shares outstanding	51,248	50,139	47,507

Earnings (loss) per basic share:
Income from continued operations	$0.87	$0.76	$1.34
Income (loss) from discontinued operations	0.82	(0.36)	0.04
	$1.69	$0.40	$1.38
Earnings (loss) per diluted share:
Income from continued operations	$0.85	$0.74	$1.30
Income (loss) from discontinued operations	0.80	(0.35)	0.04
	$1.65	$0.39	$1.34

Diluted earnings per share represents the potential dilution that could occur if all dilutive securities outstanding were exercised. Certain securities do not have a dilutive effect because their exercise price exceeds the fair market value of the underlying stock. Such securities are excluded from the diluted earnings per share calculation and consist of the following (in 000s):

	Fiscal Years ended June 30,
	2004	2003	2002

Stock options	1,498	862	817
Warrants	100	—	—
	1,598	862	817

3.                                      BUSINESS COMBINATIONS

Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets based upon their estimated fair market values as of the date of the acquisitions. The allocation of the purchase price to goodwill and intangibles is subject to change based on final valuation of net assets (including inventory and property, plant and equipment) and is based upon management’s assessments of independent third-party valuations and management’s estimates.

SIERRA DESIGN GROUP

On March 2, 2004, Alliance completed the acquisition of 100% of the shares of privately held SDG, and the results of SDG are included in the consolidated results of the Company as of that date.  Consideration totaled $126.4 million, and additional contingent consideration of up to $95.6 million may become payable over the next three years upon the SDG business unit achieving certain revenue and EBITDA targets (as defined in the sale agreement).

The combination of the core products of Bally Gaming and Systems, with the central-determination technology of SDG should allow the Company to offer a full range of gaming products in the global gaming environment.

The fair values assigned to the SDG assets and liabilities acquired were as follows (in 000s):

Tangible Assets:
Cash	$1,189
Accounts receivable	6,949
Inventories	12,088
Deposits	1,576
Other current assets	2,233
Investment in sales-type leases	8,241
Property, plant and equipment	22,071
Other assets	678
Deferred tax assets	8,421
Notes receivable	103
63,549
Liabilities:
Customer deposits	4,973
Accounts payable	6,110
Accrued liabilities	10,833
Notes payable	3,704
25,620
Net tangible assets acquired	37,929
Intangible assets acquired:
Contracts	12,320
Core technology	5,445
Trademark	5,708
23,473
Goodwill (a)	64,991
Total purchase price	$126,393

(a) Substantially all of goodwill is non-deductible for tax purposes.

The purchase price paid for SDG consists of the following (in thousands):

Cash paid to SDG stockholders	$29,846
Fair value of restricted Alliance Gaming common stock issued	11,949
Deferred consideration	1,350
Transaction fees and expenses	4,740
Subtotal	$47,885
SDG loans to third parties	5,688
Pre-acquisition loans from Alliance to SDG forgiven by Alliance	72,820
Acquisition cost	$126,393

The following intangible assets of SDG are being amortized on a straight-line basis using with the following estimated lives:

Years
Contracts	10
Core technology	8
Trademark	5

The value assigned to the restricted stock totaled $11.95 million, and was determined by management’s assessment of an appraisal by an independent third-party, and resulted in a 30% discount to the average of the stock price two days before and after the announcement of the acquisition.

The following unaudited proforma financial information is presented as if the SDG acquisition had been completed at the beginning of the periods presented below (in 000s, except per share information):

	Twelve months ended
	(Unaudited)
	June 30, 2004	June 30, 2003
Total revenue	$550,495	$492,513
Income from continuing operations before taxes	43,718	50,965
Income from continuing operations	27,895	30,907

Earnings per share from continuing operations
Basic	$0.56	$0.62
Diluted	$0.54	$0.61

MINDPLAY

On February 19, 2004, Alliance completed the acquisition of substantially all of the assets and liabilities of MindPlay.  The consideration consisted of $9.0 million in cash, a note payable totaling $4.0 million, the assumption and subsequent payment of $2.0 million of long-term debt, warrants to purchase 100,000 shares of Alliance common stock valued at $0.9 million, and $0.9 million for the accrual of the present value of the minimum guaranteed earn out described below.  The earn out is payable based upon 10% of gross margin from the sale of MindPlay products for the first seven years, and 4.25% of gross margin for the subsequent 6 years, subject to adjustments pursuant to the conditions contained in the sale agreement.

The fair values assigned to the MindPlay assets and liabilities acquired are as follows (in 000s):

Tangible Assets:
Cash	$22
Accounts receivable	41
Inventories	110
Property, plant and equipment	143
Other Assets	43
359
Liabilities:
Customer deposits	467
Net tangible assets acquired	(108)

Intangible assets acquired:
Patents	9,470
Other Intangibles	1,015
Goodwill	6,414
Total Purchase Price	$16,791

The acquired patents, which are classified as intangible assets, are being amortized over the remaining life of the patents, which is approximately 15 years.

CROWN GAMING

On December 31, 2003, Alliance acquired 100% of the assets of U.K.-based Crown Gaming from Crown Leisure Limited.   The acquisition, which includes Crown’s distributorship agreements for a wide variety of automated table games and video bingo machines, strategically builds on the Company’s focus towards future growth projected in England.  The total cash consideration was $3.9 million of which approximately $2.0 million was used to payoff existing notes payable.

The fair values assigned to the Crown assets and liabilities are as follows (in 000s):

Tangible Assets:
Inventories	$2,064
Other Assets	661
2,725
Liabilities:
Accounts payable	1,295
Accrued liabilities	21
Taxes payable	527
1,843

Net tangible assets acquired	882
Intangible assets acquired:
Other Intangible assets	659
Goodwill	335
Total Purchase Price	$1,876

The acquired patents, which are classified as intangible assets, are being amortized over the remaining life of the patents, which is approximately 15 years.

4.             DISCONTINUED OPERATIONS

In July 2003 the Company announced it had entered into definitive sale of its route operations segment consisting of United Coin Machine Co. (“UCMC”) and Video Services, Inc. (“VSI”) and its German wall machine and amusement games segment (Alliance Automaten GmbH & Co. KG dba Bally Wulff). In December 2003 the Company announced its intention to sell Rail City Casino.  In each case, depreciation and amortization expense was ceased as of the date each was designated to be a discontinued operation.

On June 30, 2004, the Company completed the sale of UCMC to Century Gaming, Inc. and received approximately $100 million in cash and the assumption by Century Gaming of approximately $5 million in debt.  The Company reported a gain on the sale before income taxes of $15.3 million, or $9.1 million after tax.

On May 3, 2004, the Company completed the sale of Rail City Casino to The Sands Regent and subsequently received a total of $37.9 million in cash.    The Company reported a gain on the sale before income taxes of $23.1 million, or $14.3 million after tax.

On June 30, 2003 the Company entered into a definitive agreement for the sale of Bally Wulff to a third party equity investor for $16.5 million in cash. The sale was consummated on July 18, 2003.  The Company recorded a charge in June 2003 totaling $25.4 million, net of tax, representing the final write down of the net carrying value of the Bally Wulff assets to the sales price, including the recognition of previously recorded currency translation adjustments totaling $11.9 million.  In June 2004, the Company was notified by the buyer of a claim made against the Company pursuant to an indemnity provision contained in the sale agreement.  The Company has paid the claim totaling $1.7 million, which is included in discontinued operations.  Additionally, the Company accrued $0.5 million for potential tax assessments related to the pre-sale period, which the Company expects to be resolved by September 2004.  Pursuant to the sale agreement, the Company used $5.6 million of the sale proceeds to purchase a 5 million Euro certificate of deposit as collateral for the tax claim discussed above which is included in other assets at June 30, 2004.

During fiscal year 2003, the Company entered into a definitive agreement to sell 100 percent of VSI’s stock to Gentilly Gaming, LLC. The all-cash transaction was subject to customary closing conditions, but did not close on June 30, 2004 as expected.  Concurrent with the sale agreement, VSI has entered into a 12-month operating agreement extension under terms and conditions that are the same as the existing agreement with the Fair Grounds Corporation which was subsequently extended for an additional 12 month period ended June 30, 2005.  The Company will continue its efforts to divest this subsidiary, and as such will continue to carry the asset as a discontinued operation.

As a result of the transactions described above, each of the four businesses is now treated as discontinued operations, and as of June 30, 2004 only VSI remains as held for sale. However, all four business results are presented net of applicable income taxes within income from discontinued operations in the accompanying consolidated statements of operations. The net assets of the businesses are classified as assets held for sale in the accompanying consolidated balance sheets.

Summary operating results for the discontinued operations for UCMC, VSI, Rail City and Bally Wulff are as follows (in 000s):

	Fiscal Years ended June 30,
	2004	2003		2002
Net revenues	$257,142	$298,739		318,870
Asset impairment charges	—	38,728		24,129
Operating income (loss)	30,668	(26,576)		4,188
Income tax expense (benefit)	(26,319)	(8,665	)(a)	2,563
Income (loss) from discontinued operations	$40,889	$(17,639)		1,755

(a)                Includes a net deferred tax benefit totaling $13.4 million, which was recorded for the sale of Bally Wulff.

The following schedule reflects the net assets held for sale, included in the accompanying consolidated balance sheets consisting of UCMC, Rail City, VSI and Bally Wulff as of June 30, 2003, and VSI as of June 30, 2004 (in 000’s):

	Fiscal Years ended June 30,
	2004	2003
Cash and cash equivalents	$3,543	$28,918
Accounts and contracts receivable	89	21,627
Other current assets	66	5,200
Property, plant and equipment	696	33,316
Intangible assets	—	21,695
Other	48	3,558
Total assets	4,442	114,314

Current liabilities	4,321	9,727
Long-term liabilities	16	4,273
Total liabilities	4,337	14,000

Net assets of discontinued operations	$105	$100,314

5.             RECEIVABLES

The Gaming Equipment and Systems business unit grants customers payment terms under contracts of sale. These contracts are generally for terms of one to four years, with interest at prevailing rates, and are generally collateralized by the related equipment sold, although the value of such equipment, if repossessed, may be less than the receivable balance outstanding. See Note 13.

The following table represents, at June 30, 2004, scheduled collections of accounts receivable, sales type leases, and notes receivable, and (net of allowances for doubtful accounts) by fiscal year (in 000s):

Years ending June 30,

2005	$135,731
2006	5,624
2007	4,108
2008	1,313
2009	453
2010	682
Thereafter	—
Total	$147,911

6.             INTANGIBLE ASSETS AND GOODWILL

In July 2001, the Company adopted FASB No. 142 “Goodwill and Other Intangible Assets”, which requires companies to cease amortizing goodwill and certain intangible assets with indefinite useful lives.  Instead, goodwill and intangible assets deemed to have indefinite useful lives are to be reviewed for impairment annually at the reporting unit level (Gaming equipment and systems, and casino operations).  There was no impairment of goodwill upon adoption of FASB No. 142. No impairment was charged to goodwill in fiscal 2003 or 2004.

The Company evaluates the carrying value of goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Indicators that could trigger an impairment review include changes in legal, regulatory, or economic factors, market conditions or operational performance. Impairment is measured as the difference between the carrying amount and the fair value of the intangible assets and is recognized as a component of income from operations.

Intangible assets excluding discontinued operations consist of the following (in 000’s):

		June 30, 2004			June 30, 2003
	Wt. Avg Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Computer Software	3	$23,450	$(5,885)	$17,565	$20,036	$(3,207)	$16,829
License Rights	3-5	2,745	(1,979)	766	2,592	(1,817)	775
Capitalized regulatory approval costs	3	4,767	(833)	3,934	—	—	—
CRM Project	5	252	(39)	213	106	(3)	103
PLM Project	5	1,585	—	1,585	845	—	845
Trademarks	5	6,688	(288)	6,400	980	(142)	838
Patents	13	9,470	(307)	9,163	—	—	—
Non-Compete Agreements	6	275	—	275	—	—	—
Customer Relationships	5	740	—	740	—	—	—
Core Technology	8	5,445	(227)	5,218	—	—	—
Deferred Financing Costs	6	6,910	(1,017)	5,893	13,511	(6,470)	7,041
Contracts	10	12,100	(411)	11,689	—	—	—
Other Intangibles	7	1,685	(1,503)	182	670	(470)	200
Total		$76,112	$(12,489)	$63,623	$38,740	$(12,109)	$26,631

Amortization expense totaled $6.8 million, $4.7 million and $3.1 million for the fiscal years ended June 30, 2004, 2003 and 2002, respectively. Computer software amortization expense totaled $2.9 million, $1.8 million and $0.8 million for the fiscal year ended June 30, 2004, 2003 and 2002, respectively.

Future amortization of intangible assets is scheduled as follows (in 000s):

Years ending June 30,

2005	$9,211
2006	8,636
2007	6,778
2008	5,509
2009	4,882
Thereafter	28,607
Total	$63,623

Goodwill

The changes in the carrying amount of goodwill for the years ended June 30, 2003 and 2004, are as follows (in 000’s):

Total

Balance as of June 30, 2002	$45,959

Goodwill acquired during year	15,729
Foreign currency translation adjustment	1,391
Goodwill written off due to sale of Bally Wulff	(39)
Balance as of June 30, 2003	63,040

Goodwill acquired during year	71,740
Adjustments to goodwill from prior year acquisitions	1,041
Foreign currency translation adjustment	1,168
Balance as of June 30, 2004	$136,989

Adjustments to goodwill from prior year acquisitions primarily represent managements final allocation and assessment based upon independent third-party valuations of MicroClever Consulting and Honeyframe Systems Development LTD.

7.             ACCRUED AND JACKPOT LIABILITIES

Accrued liabilities consist of the following (in 000s):

	2004	2003
	(In 000s)

Payroll and related costs	$11,905	$9,765
Interest	1,265	7,125
Professional and consulting fees	3,102	806
Deferred revenues, sales and use taxes	5,113	5,545
Capitalized regulatory approval costs	652	—
Royalties, rebates, direct mail coupons	6,607	1,198
Customer deposits	9,896	3,407
Acquisition related accruals	3,806	—
Divestiture related accruals	4,377	—
Other	4,746	3,592
Subtotal	51,469	31,438
Jackpots accrued not yet awarded	12,075	10,588
Total accrued liabilities	$63,544	$42,026

The Company recognizes liability for Jackpot expense for the cost to fund these jackpots in the future.  Generally winners may elect to receive a single lump sum payment or may opt to receive payments in equal installments over a specified period of time. The most recent history pattern indicates that approximately 85% of winners will elect the single payment option. The Company funds jackpot installment payments through qualifying U.S. government or agency securities. The present value of the outstanding progressive jackpot liabilities is computed based upon the payment stream discounted at the applicable discount rate.

8.                                      LONG-TERM DEBT

Long-term debt at June 30, 2004 and 2003 consisted of the following (in 000s):

	2004	2003
Term Loan facility	$350,000	$187,625
Revolving credit facility	70,000	—
10 % Senior Subordinated Notes due 2007, net of unamortized discount of $0 and $416	—	149,663
Other, generally unsecured	8,955	7,927
	428,955	345,215
Less current maturities	5,866	3,537
Long-term debt, less current maturities	$423,089	$341,678

On September 5, 2003, the Company completed a senior bank debt refinancing transaction (the “Refinancing”) whereby the Company entered into a new $275 million term loan facility and a $125 million revolving credit facility. Proceeds from the new loans were used to repay the existing bank term loans totaling approximately $188 million, repay the 10% Senior Subordinated Notes (“Subordinated Notes”), and to pay transaction fees and expenses totaling $5.0 million which have been capitalized and are being amortized on the straight-line basis, over the remaining term of the loan.  The new term loan had an interest rate of LIBOR plus 2.75%, which was later reduced to LIBOR + 2.50% (or 3.79% as of June 30, 2004), has a 1% per year mandatory principal amortization after the first year, and a 6-year maturity. The revolving credit facility has an interest rate of LIBOR plus 2.50% (or 3.79% as June 30, 2004), and the commitment decreases ratably over its 5-year term to a 60% balloon.  During the December 2003 quarter the Company increased the term loan by $75 million, to a total of $350 million outstanding.  The proceeds were used primarily to fund the acquisition of SDG.  As a result the Company incurred an additional $1.3 million in debt issuance costs, which have been capitalized and will be amortized on the straight-line basis over the remaining term of the loan.

As a result of the sale of UCMC and Rail City, the terms of the bank loan agreement requires the use of approximately 50% of the net proceeds (as defined in the agreement) to reduce the term loan and revolver principal balances on a pro rata basis.  The revolver commitment of $125 million remains unaffected.  The exact amount of the debt repayment is subject to final adjustment in December 2004, however in August 2004 the Company made an estimated term loan pay down of $31.6 million, and used additional excess cash to reduce the balance of the revolver from $70 million to zero.

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

The Company’s debt structure at June 30, 2003 consisted primarily of a $190 million term loan facility and a $23.7 million undrawn revolving credit facility and $150 million Subordinated Notes. The term loan had an interest rate of LIBOR plus 3.25%.

The new bank facility is collateralized by substantially all domestic property and is guaranteed by each domestic subsidiary of the Company, other than the entity that holds the Company’s interest in its Louisiana and Mississippi operations, and is secured by a Pledge Agreement. The bank facility contains a number of maintenance covenants and other significant covenants that, among other things, restrict the ability of the Company and the ability of certain of its subsidiaries to dispose of assets, incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of the Company’s subsidiaries, engage in mergers or acquisitions, or engage in certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities.  As of June 30, 2004, the Company is in compliance with these covenants.

The other debt totaling approximately $9.0 million as of June 30, 2004, consists primarily of the debt owed to the former principles of MCC, MindPlay and CMS totaling $2.4 million, $4.0 million, and $0.7 million, respectively.  The loans are due at various dates between 2005 and 2006 and bear rates of interest between LIBOR + 2% (3.5% as of June 30, 2004) and 6% and are generally unsecured.

Maturities of long-term debt, for each of the five fiscal years ending subsequent to June 30, 2004, are as follows (in 000s):

Years ending June 30,

2005	$5,866
2006	7,302
2007	4,099
2008	5,500
2009	3,500
Thereafter	402,688
Total	$428,955

9.             STOCKHOLDERS’ EQUITY, OPTIONS, WARRANTS AND RIGHTS

Stock Option Plans

In December 2001, the Company’s shareholders approved the 2001 Long-Term Incentive Plan (the “2001 Plan”), which provides for the issuance of up to 7,500,000 shares (as amended in fiscal year 2004) of common stock to Company employees, directors and designated paid consultants. Generally, options are granted at the fair value of the Company’s common stock at the date of grant and are exercisable over five to ten years.  The 2001 Plan has also been amended to allow for the issuance of restricted stock units (“RSU’s”).  A total of 377,030 RSU’s were granted on June 30, 2004, as part of the employment agreement of the Company’s new Chief Executive Officer.  The RSU’s granted were treated as deferred compensation, and accordingly the deferred compensation charge of $6.5 million was recorded in the Statement of Stockholders’ Equity as of the grant date, which will be amortized over the three years of Mr. Haddrill’s employment agreement.

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

Transactions involving stock options and RSU’s are summarized as follows:

	Options Outstanding
	Shares	Weighted-Average Exercise Price
Balance, June 30, 2001	4,898,352	$2.43

Granted	1,058,370	12.62
Exercised	(2,836,254)	2.24
Canceled	(36,496)	4.04
Balance, June 30, 2002	3,083,972	$5.93

Granted	1,037,972	16.32
Exercised	(709,865)	3.70
Canceled	(102,453)	11.40
Balance, June 30, 2003	3,309,626	$9.51

Granted	2,985,803	22.16
Restricted Stock Units granted	377,030	—
Exercised	(834,705)	8.74
Canceled	(135,021)	18.00
Balance, June 30, 2004	5,702,733	$15.50

	Shares	Weighted-Average Exercise Price
Options exercisable at:
June 30, 2002	2,020,650	$3.52
June 30, 2003	2,048,132	$6.31
June 30, 2004	1,846,942	$8.31

At June 30, 2004, the range of exercise prices for options outstanding was $0.53 to $25.04. The weighted average remaining contractual life, by range of exercise price, for options and RSU’s outstanding and exercisable at June 30, 2004 is as follows:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Weighted-Avg. Remaining Contractual Life	Shares	Weighted-Avg. Exercise Price	Shares
$0.00 - $1.00	5.6	204,620	$0.81	204,620
$1.01 - $2.00	5.6	34,012	1.44	34,012
$2.01 - $3.00	4.2	17,144	2.63	17,144
$3.01 - $4.00	2.4	738,696	3.13	738,696
$4.01 - $10.00	4.9	119,624	6.79	99,620
$10.01 - $13.00	7.8	104,642	12.34	69,800
$13.01 - $14.00	7.5	432,974	13.78	241,726
$14.01 - $20.00	8.4	1,357,163	16.68	366,996
$20.01 - $33.17	9.3	2,316,828	22.16	74,328
All Options	7.0	5,325,703	$8.31	1,846,942

Restricted Stock Units	—	377,030	—	—
		5,702,733		1,846,942

On the date of grant using the Black-Scholes option-pricing model, the following assumptions were used to estimate the grant-date fair value of the options in the periods indicated:

	Fiscal Years ended June 30,
	2004	2003	2002
Risk-fee interest rate (weighted average)	2.5%	3.5%	3.5%
Expected volatility	0.26	0.28	0.70
Expected dividend yield	0%	0%	0%
Expected life	3-10 years	3-10 years	3-10 years

The resulting fair values applied to the options granted were $8.86, $6.19 and $8.34 per share for the years ended June 30, 2004, 2003 and 2002, respectively.

Warrants

In February 2004, the Company completed the acquisition of substantially all of the assets of MindPlay.  A portion of the consideration consisted of 100,000 stock purchase warrants with a strike price of $24.69, and a term of 7 years.  The warrants were valued at $886,000 and were included as part of the purchase price.

Share Repurchase Plan

In January 1999 the Company’s Board of Directors approved a share repurchase plan for up to 4.6 million (post-split) shares of its Common Stock. Under the plan, subject to price and market conditions, purchases of shares can be made from time to time in the open market or in privately negotiated transactions using available cash. During the fiscal year ended June 30, 2001 the Company repurchased 416,000 shares of common stock and has not purchased any additional shares in the subsequent fiscal years.

Shares Reserved

The following shares are reserved for options issued and available for issue under the Company’s stock plans:

Stock options and restricted stock units issued and currently outstanding	5,702,733
Stock options available for future issuance	2,721,932
Shares underlying Series E Special Stock outstanding	2,000
Total	8,426,665

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

In June 1996, the Company issued shares of Series E Special Stock to certain holders of the Company’s 7½% Convertible Subordinated Debentures (which were retired in 1996) who elected to receive such stock in lieu of receiving common stock. The holders of shares of Series E Special Stock have no voting rights except as required by law.  A total of 115 shares of Series E Special Stock remain outstanding.

10.                               INCOME TAXES

The components of the Company’s income tax expense (benefit) for continuing operations for the years ended June 30, 2004, 2003 and 2002 are as follows (in 000s):

	2004	2003	2002
Current tax expense (benefit):
Federal	$(192)	$(418)	$(292)
Foreign	683	1,644	16
State	1,303	982	663
	1,794	2,208	387
Deferred tax expense (benefit):
Federal	19,099	17,963	(37,577)
Foreign	—	17	—
State	3,400	368	(1,250)
	22,499	18,348	(38,827)
Total provision for income taxes	$24,293	$20,556	$(38,440)

A reconciliation of the Company’s income tax provision as compared to the tax provision for continuing operations calculated by applying the statutory federal tax rate (35%) to the income (loss) from continuing operations before income taxes for the years ended June 30, 2004, 2003 and 2002 are as follows (in 000s):

	2004	2003	2002

Computed expected income tax expense at 35%	$23,771	$20,201	$9,995
Permanent differences	1,805	133	(363)
Change in valuation allowance	(1,809)	(943)	(47,470)
State income taxes, net of federal benefit	2,991	1,007	(819)
Tax credits, net change	(2,106)
Other, net	(359)	158	217
	$24,293	$20,556	$(38,440)

The major components of the deferred tax assets and liabilities as of June 30, 2004 and 2003 are presented below (in 000s):

	2004	2003
Deferred tax assets:
Net operating loss carry forwards	$14,717	$15,721
Capital loss carry forwards	8,155	25,375
Foreign tax credit carry forwards	—	949
Other tax credits	10,598	4,165
Inventory obsolescence reserves	2,023	2,033
Financing lease assets	708
Bad debt reserves	2,621	2,049
Accruals not currently deductible for tax purposes	14,607	9,141
Refinancing costs being amortized for tax purposes	175	2,277
Other	2,685	1,808
Total gross deferred tax assets	56,289	63,518
Less: Valuation allowance	(10,483)	(11,491)
Deferred tax assets	$45,806	$52,027

Deferred tax liabilities:
Property and equipment, due principally to depreciation differences	$16,397	$7,395
Intangible assets	5,347	1,557
Other	4,857	2,174
Total gross deferred tax liabilities	26,601	11,126
Net deferred tax assets	$19,205	$40,901

Management has considered certain tax planning strategies as permitted by Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“FASB No. 109”).

In connection with the acquisition of SDG in the fiscal year 2004, the Company recorded net deferred tax asset of $8.4 million and a corresponding offset to goodwill (see Note 3 for purchase details).

In connection with the acquisitions of Casino Management Systems, Micro Clever Consulting and Honeyframe Systems Development, LTD, each completed in the fiscal year ended June 30, 2003, the Company recorded net deferred tax liabilities of $1.8 million and a corresponding offset to goodwill.

At June 30, 2004, the Company had net operating loss carry forwards for federal income tax purposes of approximately $42 million that are available to offset future federal taxable income subject to limitations under Section 382 of the Internal Revenue Code (“IRC Sec. 382”).  As a result of the IRC Sec. 382 limitation, a valuation allowance of approximately ($2.1) million has been placed on the net operating loss deferred tax asset.  This net operating loss will begin to expire in 2022. At June 30, 2004, the Company had no foreign tax credit carry forwards, alternative minimum tax credit (“AMT”) carry forwards of approximately $3.2 million, and a research and development tax credit carry forward of approximately $7.4 million. Foreign tax credits were converted to a net operating loss carry forward as of June 30, 2003. AMT credits are available to be carried forward indefinitely and may be utilized against regular U.S. corporate tax to the extent it does not exceed computed AMT calculations.  Research and developmental credits have a carry forward period of 20 years.

In connection with its acquisitions of Casino Market Place and Advanced Casino Systems Corporation in fiscal year 2002, the Company recorded net deferred tax liabilities of $4.4 million and a corresponding reduction in its valuation allowance.

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

11.                               SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information is related to the consolidated statements of cash flows (in 000s).

	2004	2003	2002

Cash paid for interest	$23,795	$25,897	$27,299
Cash paid for income taxes	4,954	2,751	378

Non-cash investing and financing transactions:
Reclassify property, plant and equipment to inventory	$7,732	$3,765	$2,496
(Favorable) unfavorable translation rate adjustment	(63)	(2,133)	(7,846)
Notes payable issued in acquisitions	4,000	8,073	4,000
Value of restricted stock issued in SDG acquisition	11,949	—	—
Value of warrants issued in MindPlay acquisition	886	—	—

12.                               COMMITMENTS AND CONTINGENCIES

The Company is obligated under several patent agreements to pay royalties ranging from approximately $10 to $500 per applicable game depending on the components in the gaming machines. Total royalty expense for the Company for the years ended June 30, 2004, 2003 and 2002 was $6.2 million, $4.2 million and $2.8 million, respectively, and is included in the cost of gaming equipment and systems in the accompanying consolidated statement of operations. In addition, the Company has obtained the rights to certain game ideas and intellectual property that call for payment of royalties based on either fixed amounts or variable amounts based on game performance.  The Company also pays $0.5 million annually for the use of the Bally trademark.

The Company leases: (a) certain office space, equipment, warehouse and repair facilities and other property locations under non-cancelable operating leases (“Equipment and Office Space Leases”) which are generally included in the selling, general and administrative expense and (b) Route Operations locations where the Company operates gaming devices (“Route Location Leases”), which are included in the cost of route operations. Certain Route Location Leases provide for sharing of the net gaming win between the Company and the location owner and are cancelable at any time by either party, and are deemed “Contingent Route Location Leases”. Operating rental expense for years ended June 30, 2004, 2003 and 2002 was as follows (in 000s):

	2004	2003	2002
Continuing Operations:
Equipment and Office Space Leases	$4,953	$4,047	$5,804
Sublease rental income	—	(332)	—
	$4,953	$3,715	$5,804

Discontinued Operations:
Contingent Route Location Leases	$147,062	$132,062	$135,338
Fixed Route Location Leases	17,326	18,786	19,500
Equipment and Office Space Leases	1,170	2,852	1,026
	165,558	153,700	155,864
Sublease rental income	—	(1,812)	(1,806)
	$165,558	$151,888	$154,058

We are committed to make future payments pursuant to various contracts and agreements.  A summary of those contractual obligations existing as of June 30, 2004, is as follows (in 000s):

	2005	2006	2007	2008	2009	Thereafter	Total
Debt:
Term Loan Facility(a)	$3,312	$3,500	$3,500	$3,500	$3,500	$332,688	$350,000
Revolving credit facility	—	—	—	—	—	70,000	70,000
Other Debt	2,553	3,803	599	2,000	—	—	8,955
	5,865	7,303	4,099	5,500	3,500	402,688	428,955
Other commitments:
Net minimum rentals	2,877	1,596	1,323	721	553	33	7,103
SDG earn-out (b)	—	—	—	—	—	—	—
Mindplay earn-out (c)	—	—	—	—	—	—	—
Purchase commitments (d)	—	—	—	—	—	—	—
Employment agreements (e)	735	980	980	245	—	—	2,940
Kirkland consulting agreement (f)	600	600	600	300	—	—	2,100
Interest and income taxes (g)	—	—	—	—	—	—	—
Total commitments	$10,077	$10,479	$7,002	$6,766	$4,053	$402,721	$441,098

(a) As a result of the sale of UCMC and Rail City, the terms of the bank loan agreement requires the use of approximately 50% of the net proceeds (as defined in the agreement) to reduce the term loan and revolver principal balances on a pro rata basis.  The revolver commitment of $125 million remains unaffected.  The exact amount of the debt repayment is subject to final adjustment in December 2004, however in August 2004 the Company made an estimated term loan pay down of $31.6 million, and used additional excess cash to reduce the balance of the revolver from $70 million to zero.  These incremental debt paydowns are not reflected in the table above.

(b) On March 2, 2004 we completed the acquisition of SDG, the details of the purchase are more fully described in Note 3.  As part of the purchase agreement additional contingent consideration of up to $95.6 million may become payable in equal portions of cash and stock over the next three fiscal years upon the SDG business achieving certain significant revenue and EBITDA targets.  Since the timing of such payments if any, are not known, they are not reflected in the table shown above.

(c) Pursuant to the MindPlay purchase agreement, the Company is obligated to make certain earn-out payments to the former principals of MindPlay LLC.  The Company is required to make guaranteed earn-out payments of at least $1,000,000 over the first two year period of the agreement.

(d) Except in certain rare instances, Bally Gaming and Systems is not required by its suppliers to enter into quarterly commitments for products.

(e) The Company has employment agreements with most of its employees with positions of Vice President or above.  These agreements generally provide for an initial rate of pay and the terms of the severance benefits generally range from three to twelve months salary continuation with similar non-compete periods.  Almost all such agreements contain language that the employee is still an “at will” employee, and as such can be terminated at anytime subject to the individual termination provisions.  The only multi-year arrangement is with Richard Haddrill, our CEO effective October 1, 2004, which covers a three-year term, with a base salary of $980,000.  Only Mr. Haddrill’s compensation is reflected in the table above.

(f) Pursuant to an original agreement entered into in 1997 between the Company and Kirkland Investment Corporation (“Kirkland,” 100% owned by Joel Kirschbaum who is a director of Alliance, and therefore treated as a “related party”), Kirkland provides the Company with certain consulting services.  Pursuant to a new Advisory Agreement dated July 1, 2004, the Company agreed to pay Kirkland $600,000 annually for a period of 3.5 years for consulting services.

(g) In addition to the items discussed above, the Company has cash obligations for interest payments on debt and for income taxes.  Long-term debt is virtually all floating rate, and therefore future interest payments will be impacted by future LIBOR rate changes as well as the balance of debt outstanding in those future periods.  Interest payments for fiscal year 2004 totaled $23.8 million.  No significant income tax payments have been made during the last three years as the Company utilized net operating loss carry forwards, which have now been reduced almost completely as of June 30, 2004.  The Company expects to begin making quarterly Federal income tax payments beginning on September 15, 2004.  The amount of such future income tax payments is dependent on the levels of future taxable income.

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

On September 25, 1995, Bally Gaming International, Inc. (which is a wholly-owned subsidiary of the Company) was named as a defendant in a class action lawsuit filed in Federal District Court in Nevada by Larry Schreirer on behalf of himself and all others similarly situated. The plaintiffs filed suit against BGII and approximately 45 other defendants. Each defendant is involved in the gaming business as a gaming machine manufacturer, distributor, or casino operator. The class action lawsuit arises out of alleged fraudulent marketing and operation of casino video poker machines and electronic slot machines.  The plaintiffs allege that the defendants’ actions constitute violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) and give rise to claims of common law fraud and unjust enrichment. The plaintiffs allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce people into playing their gaming machines based on a false belief concerning how those machines actually operate as well as the extent to which there is actually an opportunity to win on any given play. The plaintiffs are seeking monetary damages in excess of $1.0 billion. In July 2002 the Federal judge denied the plaintiff class action status. On August 10, 2004, the Ninth Circuit Court of Appeals affirmed the district court’s denial of class action certification. Plaintiffs have until early November 2004 to ask the U.S. Supreme Court to consider the case. Management believes the plaintiffs’ lawsuit to be without merit. The Company will continue to pursue all legal defenses available to us.

In June 2004, putative class actions were filed against Alliance Gaming Corporation and its officers, Robert Miodunski, Robert Saxton, Mark Lerner, and Steven Des Champs, in the Federal District Court for the District of Nevada.  The nearly identical complaints allege violations of the Securities Exchange Act of 1934 stemming from revised earnings guidance, declines in the stock price, and sales of stock by insiders.  Plaintiffs have filed a motion to consolidate all of the cases and appoint a lead plaintiff.  A hearing date has not been scheduled.  Alliance believes the lawsuits are without merit and intends to vigorously defend itself and its officers.  In addition, in July 2004 two derivative lawsuits were filed in Nevada state court against the members of the board of directors and the officers listed above.  The Company is named as a nominal defendant in the derivative lawsuits as the claims are purportedly asserted for the benefit of the Company.  These lawsuits assert claims for breach of fiduciary duty and waste of corporate assets arising out of the same events as those giving rise to the class actions described above.  These two cases have been consolidated and palintiffs have until September 20, 2004 to file a consolidated complaint.

The Company is also a party to various lawsuits relating to routine matters incidental to its business.  Management does not believe that the outcome of such litigation, including the matters above, in the aggregate, will have a material adverse effect on the Company.

13.                         CONCENTRATION OF CREDIT RISK

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

At June 30, 2004, net accounts and notes receivable by region as a percentage of total net receivables are as follows:

	Continuing Operations
	Gaming Equipment and Systems	Casino Operations	Total

South America	3.3	—	3.3
Other international jurisdictions	1.7	—	1.7
Nevada	18.0	—	18.0
Oklahoma	9.7	—	9.7
Washington	11.4	—	11.4
Canada	8.6	—	8.6
New Jersey	7.2	—	7.2
Others individually less than 5%	39.9	0.2	40.1
	99.8%	0.2%	100.0%

14.                               SEGMENT AND GEOGRAPHICAL INFORMATION

The Company currently operates in two business segments (exclusive of the route operations business segment included in discontinued operations): (i) Gaming Equipment and Systems which designs, manufactures and distributes gaming machines and computerized monitoring systems for gaming machines, and (ii) Casino Operations which owns and operates one regional casino. The accounting policies of these segments are consistent with Company’s policies for the Consolidated Financial Statements.

The table below presents information as to the Company’s revenues, operating income, identifiable assets, capital expenditures and depreciation and amortization by segment (in 000s):

	Years Ended June 30,
	2004	2003	2002
Revenues:
Gaming Equipment and Systems	$436,596	$335,436	$223,703
Casino Operations	52,280	50,945	52,211
Total revenues	$488,876	$386,381	$275,914

Intersegment revenues:
Gaming Equipment and Systems	$578	$1,164	$—
Casino Operations	—	—	—
Total intersegment revenues	$578	$1,164	$—

Operating income (loss):
Gaming Equipment and Systems	$96,034	$82,879	$47,172
Casino Operations	16,942	15,306	17,593
Corporate/other	(14,254)	(13,213)	(12,562)
Total operating income	$98,722	$84,972	$52,203

Identifiable assets:
Gaming Equipment and Systems	$532,401	$315,446
Casino Operations	41,790	43,399
Corporate/other	172,021	52,006
Total identifiable assets	$746,212	$410,851

Goodwill:
Gaming Equipment and Systems	$137,889	$63,940
Corporate/other (a)	(900)	(900)
Total goodwill	$136,989	$63,040

Capital expenditures:
Gaming Equipment and Systems	$8,396	$3,589	$3,370
Casino Operations	2,716	6,068	3,278
Corporate/other	728	102	76
Total capital expenditures	$11,840	$9,759	$6,724

Depreciation and amortization:
Gaming Equipment and Systems	$27,260	$15,656	$10,202
Casino Operations	2,780	2,174	1,491
Corporate/other	1,525	2,632	2,236
Total depreciation and amortization	$31,565	$20,462	$13,929

(a) Related to the Bally Gaming and Systems acquisition.

The Company has operations based primarily in the United States with a significant sales and distribution office based in Germany.

The table below presents information as to the Company’s revenues, operating income, identifiable assets capital expenditures and depreciation and amortization by geographic region (in 000s):

	Years Ended June 30,
	2004	2003	2002
Revenues:
United States	$456,973	$342,394	$252,345
Germany	16,864	31,436	15,482
Other foreign	15,039	12,551	8,087
Total revenues	$488,876	$386,381	$275,914

Operating income:
United States	$97,153	$79,062	$47,034
Germany	2,427	5,127	3,149
Other foreign	(858)	783	2,020
Total operating income	$98,722	$84,972	$52,203

Identifiable assets:
United States	$702,374	$364,011
Germany	18,415	22,814
Other foreign	25,423	24,026
Total identifiable assets	$746,212	$410,851

Goodwill:
United States	$118,815	$47,393
Germany	5,341	5,044
Other Foreign	12,833	10,603
Total goodwill	$136,989	$63,040

Capital expenditures:
United States	$11,145	$9,664	$6,677
Germany	20	90	40
Other foreign	675	5	7
Total capital expenditures	$11,840	$9,759	$6,724

Depreciation and amortization:
United States	$30,735	$20,116	$13,895
Germany	52	47	15
Other Foreign	778	299	19
Total depreciation and amortization	$31,565	$20,462	$13,929

15.                               401(k) PLAN

The Company is the sponsor of the Alliance Gaming Corporation 401(k) Savings Plan (the “401(k) Plan”).  The 401(k) Plan was adopted for domestic employees of Alliance Gaming and all its domestic subsidiaries. Employees may enroll in the plan after meeting certain age and length of employment criteria, and plan participants may defer up to 25% of their compensation, up to certain IRS imposed limitations, currently $13,000.

The Company matches 50% of any participants’ contributions, up to the first 6% of their compensation (as the term “compensation” is defined in the 401(k) plan document). Company matching contributions totaled approximately, $0.8 million, $1.0 million and $ 0.8 million for the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

16.                               CONSOLIDATING FINANCIAL STATEMENTS

The following consolidating financial statements are presented to provide certain financial information regarding guaranteeing and non-guaranteeing subsidiaries in relation to the Company’s new bank credit agreement.  The financial information presented includes Alliance (the “Parent”), its wholly-owned guaranteeing subsidiaries (“Guaranteeing Subsidiaries”), and the non-guaranteeing subsidiaries Video Services, Inc., (as reported in discontinued operations) the Rainbow Casino Vicksburg Partnership, L.P. (dba Rainbow Casino) and the Parent’s non-domestic subsidiaries (together the “Non-Guaranteeing Subsidiaries”). The notes to consolidating financial statements should be read in conjunction with these consolidating financial statements.

CONSOLIDATING BALANCE SHEETS

June 30, 2004

(In 000s)

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclas- sifications and Elimina- tions	Alliance Gaming Corporation and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$155,347	$7,742	$9,637	$—	$172,726
Accounts and notes receivable, net	1,806	110,693	17,984	(704)	129,779
Inventories, net	—	55,125	6,161	(151)	61,135
Deferred tax assets, net	1,461	18,593	—	—	20,054
Other current assets	744	10,531	1,145	—	12,420
Total current assets	159,358	202,684	34,927	(855)	396,114
Long-term investment (restricted)	—	2,528	—	—	2,528
Long-term receivables, net	254,862	9,789	22	(252,155)	12,518
Lease receivable	—	5,614	—	—	5,614
Leased gaming equipment, net	—	50,664	(4,030)	—	46,634
Property, plant and equipment, net	70	33,299	42,469	—	75,838
Goodwill, net	(900)	119,715	18,174	—	136,989
Intangible assets, net	5,899	52,958	4,766	—	63,623
Investments in subsidiaries	345,560	74,234	—	(419,794)	—
Deferred tax assets, net	5,342	—	—	(5,342)	—
Assets of discontinued operations held for sale	39	—	4,403	—	4,442
Other assets, net	(122,036)	143,833	(15,443)	—	6,354
	$648,194	$695,318	$85,288	$(678,146)	$750,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$974	$34,017	$2,524	$—	$37,515
Accrued liabilities	9,744	37,391	5,052	(718)	51,469
Jackpot liabilities	—	11,934	141	—	12,075
Taxes payable	5,538	1,140	555	—	7,233
Current maturities of long-term debt	3,313	2,553	—	—	5,866
Liabilities of discontinued operations held for sale	3,185	—	1,152	—	4,337
Total current liabilities	22,754	87,035	9,424	(718)	118,495
Long term debt, net	420,687	254,391	—	(251,989)	423,089
Deferred tax liabilities	—	4,556	1,635	(5,342)	849
Other liabilities	2,624	3,468	—	—	6,092
Minority interest	1,326	—	—	—	1,326
Total liabilities	447,391	349,450	11,059	(258,049)	549,851
Commitments and contingencies
Stockholders’ equity:
Special stock series E	12	—	—	—	12
Common stock	5,145	109	1,027	(1,136)	5,145
Treasury stock	(501)	—	—	—	(501)
Deferred compensation	(6,500)	—	—	—	(6,500)
Additional paid-in capital	194,040	260,813	33,415	(294,228)	194,040
Accumulated other comprehensive income (loss)	1,524	1,527	2,713	(4,240)	1,524
Retained earnings (accumulated deficit)	7,083	83,419	37,074	(120,493)	7,083
Total stockholders’ equity	200,803	345,868	74,229	(420,097)	200,803
	$648,194	$695,318	$85,288	$(678,146)	$750,654

See accompanying notes.

CONSOLIDATING BALANCE SHEETS

June 30, 2003

(In 000s)

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclas- sifications and Elimina- tions	Alliance Gaming Corporation and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$12,730	$18,036	$8,118	$—	$38,884
Accounts and notes receivable, net	738	70,880	27,496	(746)	98,368
Inventories, net	—	29,801	2,518	(217)	32,102
Deferred tax assets, net	33,182	11,639	—	—	44,821
Other current assets	404	7,110	496	—	8,010
Total current assets	47,054	137,466	38,628	(963)	222,185
Long-term investments (restricted)	—	864	—	—	864
Long-term receivables, net	159,723	15,113	12	(159,983)	14,865
Leased gaming equipment, net	—	25,792	—	—	25,792
Property, plant and equipment, net	74	20,394	36,426	—	56,894
Goodwill, net	(900)	48,293	15,647	—	63,040
Intangible assets, net	7,049	14,550	5,032	—	26,631
Investments in subsidiaries	294,513	74,990	—	(369,503)	—
Deferred tax assets, net	3,394	—	—	(3,394)	—
Assets of discontinued operations held for sale	16,539	93,672	4,103	—	114,314
Other assets, net	(84,406)	99,918	(14,933)	1	580
	$443,040	$531,052	$84,915	$(533,842)	$525,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,295	$19,507	$1,924	$—	$22,726
Accrued liabilities	7,278	20,734	4,177	(751)	31,438
Jackpot liabilities	—	10,446	142	—	10,588
Taxes payable	100	(360)	1,191	—	931
Current maturities of long-term debt	2,395	1,124	18	—	3,537
Liabilities of disc. operations held for sale	1,000	12,172	828	—	14,000
Total current liabilities	12,068	63,623	8,280	(751)	83,220

Long term debt, net	335,388	166,013	—	(159,723)	341,678
Deferred tax liabilities	—	5,679	1,635	(3,394)	3,920
Other liabilities	2,624	753	10	—	3,387
Minority interest	1,330	—	—	—	1,330
Total liabilities	351,410	236,068	9,925	(163,868)	433,535
Commitments and contingencies
Stockholders’ equity:
Special stock series E	12	—	—	—	12
Common stock	4,996	478	1,027	(1,505)	4,996
Treasury stock	(501)	—	—	—	(501)
Additional paid-in capital	163,267	190,449	33,415	(223,864)	163,267
Accumulated other comprehensive income (loss)	1,287	1,290	1,267	(2,557)	1,287
Retained earnings (accumulated deficit)	(77,431)	102,767	39,281	(142,048)	(77,431)
Total stockholders’ equity	91,630	294,984	74,990	(369,974)	91,630
	$443,040	$531,052	$84,915	$(533,842)	$525,165

See accompanying notes.

CONSOLIDATING STATEMENTS OF OPERATIONS

Year ended June 30, 2004

(In 000s)

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclas- sifications and Elimina- tions	Alliance Gaming Corporation and Subsidiaries
Revenues:
Gaming equipment and systems	$—	$424,279	$31,903	$(19,586)	$436,596
Casino operations	—	—	58,283	(6,003)	52,280
	—	424,279	90,186	(25,589)	488,876
Costs and expenses:
Cost of gaming equipment and systems	—	178,458	18,781	(19,653)	177,586
Cost of casino operations	—	—	20,043	—	20,043
Selling, general and administrative	12,729	89,129	28,490	(6,003)	124,345
Research and development costs	—	35,865	750	—	36,615
Depreciation and amortization	1,525	26,430	3,610	—	31,565
	14,254	329,882	71,674	(25,656)	390,154

Operating income (loss)	(14,254)	94,397	18,512	67	98,722

Earnings in consolidated subsidiaries	87,567	10,613	—	(98,180)	—

Other income (expense):
Interest income	16,165	212	17	(14,141)	2,253
Interest expense	(17,611)	(14,425)	(39)	14,141	(17,934)
Rainbow royalty	6,351	—	(6,351)	—	—
Minority interest	(2,309)	—	—	—	(2,309)
Refinancing charge	(12,293)	—	—	—	(12,293)
Other, net	(72)	300	(843)	94	(521)
Income (loss) from continuing operations before income taxes	63,544	91,097	11,296	(98,019)	67,918
Income tax expense	19,919	3,691	683	—	24,293
Net income (loss) from continuing operations	43,625	87,406	10,613	(98,019)	43,625

Discontinued Operations:
Loss on sale of wall machines and amusement games unit, net	(2,172)	—	—	—	(2,172)
Gain on Sale of Rail City	14,329	—	—	—	14,329
Gain on Sale of Nevada Route	9,124	—	—	—	9,124
Income from disc. ops. of Nevada Route, net	—	14,539	—	—	14,539
Income from disc. ops. of Louisiana Route, net	—	—	1,768	—	1,768
Income from disc. ops. of Rail City, net	—	3,301	—	—	3,301
Earnings from consolidated discontinued operations	19,608	1,768	—	(21,376)	—
Income (loss) from discontinued operations	40,889	19,608	1,768	(21,376)	40,889
Net income (loss)	$84,514	$107,014	$12,381	$(119,395)	$84,514

See accompanying notes.

CONSOLIDATING STATEMENTS OF OPERATIONS

Year ended June 30, 2003

(In 000s)

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclas- sifications and Elimina- tions	Alliance Gaming Corporation and Subsidiaries
Revenues:
Gaming equipment and systems	$—	$322,560	$44,057	$(31,181)	$335,436
Casino operations	—	—	57,257	(6,312)	50,945
	—	322,560	101,314	(37,493)	386,381
Costs and expenses:
Cost of gaming equipment and systems	—	145,262	30,193	(31,103)	144,352
Cost of casino operations	—	—	21,208	—	21,208
Selling, general and administrative	10,927	65,874	25,013	(6,382)	95,432
Research and development costs	—	18,499	1,456	—	19,955
Depreciation and amortization	2,286	15,656	2,520	—	20,462
	13,213	245,291	80,390	(37,485)	301,409

Operating income (loss)	(13,213)	77,269	20,924	(8)	84,972

Earnings in consolidated subsidiaries	75,638	11,660	—	(87,298)	—

Other income (expense):
Interest income	12,291	—	57	(12,128)	220
Interest expense	(25,433)	(12,273)	(67)	12,128	(25,645)
Rainbow royalty	6,216	—	(6,216)	—	—
Minority interest	(2,009)	—	—	—	(2,009)
Other, net	1,726	(152)	(1,394)	—	180
Income (loss) from continuing operations before income taxes	55,216	76,504	13,304	(87,306)	57,718
Income tax expense	18,055	857	1,644	—	20,556
Net income (loss) from continuing operations	37,161	75,647	11,660	(87,306)	37,162

Discontinued Operations:
Loss on sale of wall machines and amusement games unit, net	(25,358)	—	—	—	(25,358)
Income (loss) from discontinued operations of wall machines and amusement games unit, net	1,593	(13,101)	(1,278)	11,891	(895)
Income from disc. ops. of Nevada Route, net	—	4,059	—	—	4,059
Income from disc. ops. of Louisiana Route, net	—	—	1,288	—	1,288
Income from Disc Ops Rail City, net	—	3,267	—	—	3,267
Earnings from consolidated discontinued operations	6,127	(36,268)	—	30,141	—
Income (loss) from discontinued operations	(17,638)	(42,043)	10	42,032	(17,639)
Net income (loss)	$19,523	$33,604	$11,670	$(45,274)	$19,523

See accompanying notes.

CONSOLIDATING STATEMENTS OF OPERATIONS

Year ended June 30, 2002

(In 000s)

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclas- sifications and Elimina- tions	Alliance Gaming Corporation and Subsidiaries
Revenues:
Gaming equipment and systems	$—	$216,844	$23,630	$(16,771)	$223,703
Casino operations	—	—	58,812	(6,601)	52,211
	—	216,844	82,442	(23,372)	275,914
Costs and expenses:
Cost of gaming equipment and systems	—	100,407	15,023	(16,710)	98,720
Cost of casino operations	—	—	21,021	—	21,021
Selling, general and administrative	10,360	49,220	22,111	(6,662)	75,029
Research and development costs	—	15,012	—	—	15,012
Depreciation and amortization	2,202	10,202	1,525	—	13,929
Unusual item	—	—	—	—	—
	12,562	174,841	59,680	(23,372)	223,711

Operating income (loss)	(12,562)	42,003	22,762	—	52,203

Earnings in consolidated subsidiaries	55,368	19,879	—	(75,247)	—

Other income (expense):
Interest income	11,336	—	56	(11,014)	378
Interest expense	(28,172)	(11,001)	(70)	11,014	(28,229)
Rainbow royalty	6,380	—	(6,380)	—	—
Minority interest	(1,935)	—	—	—	(1,935)
Other, net	2,180	290	(1,233)	—	1,237
Income (loss) from continuing operations before income taxes	32,595	51,171	15,135	(75,247)	23,654
Income tax expense (benefit)	(29,499)	(8,957)	16	—	(38,440)
Net income (loss) from continuing operations	62,094	60,128	15,119	(75,247)	62,094

Discontinued Operations:
Income (loss) from discontinued operations of wall machines and amusement games unit, net	1,373	—	(18,540)	—	(17,167)
Income from disc. ops of Nevada Route, net	—	11,960		620	12,580
Income from disc. ops. of Louisiana Route, net	—	—	1,439	—	1,439
Income from disc. ops. of Rail City, net	—	4,760	—	143	4,903
Earnings from consolidated discontinued operations	382	(17,101)	—	16,719	—
Income (loss) from discontinued operations	1,755	(381)	(17,101)	17,482	1,755
Net income (loss)	$63,849	$59,747	$(1,982)	$(57,765)	$63,849

See accompanying notes.

CONSOLIDATING STATEMENTS OF CASH FLOWS

Year ended June 30, 2004

(In 000s)

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclas- sifications and Elimina- tions	Alliance Gaming Corporation and Subsidiaries

Cash flows from operating activities:
Net income (loss)	$84,514	$107,014	$12,381	$(119,395)	$84,514
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	(40,889)	(19,608)	(1,768)	21,376	(40,889)
Depreciation and amortization	1,525	26,430	3,610	—	31,565
Loss on redemption of debt	12,293	—	—	—	12,293
Deferred income taxes	23,301	645	—	—	23,946
Provision for losses on receivables	—	2,246	111	—	2,357
Other	(105)	(1,445)	(171)	—	(1,721)
Change in operating assets and liabilities, net of effects of businesses acquired:
Accounts and notes receivable	(2,641)	(27,379)	8,038	(135)	(22,117)
Intercompany accounts	(58,818)	(39,546)	176	98,188	—
Inventories	—	(5,393)	(1,600)	(67)	(7,060)
Other current assets	(340)	(719)	10	—	(1,049)
Accounts payable	(319)	8,441	598	—	8,720
Accrued liabilities and jackpot liabilities	17,298	2,699	(328)	33	19,702
Net cash provided by (used in) operating activities	35,819	53,385	21,057	—	110,261
Cash flows from investing activities:
Additions to property, plant and equipment	(33)	(6,726)	(5,081)	—	(11,840)
Additions to leased gaming equipment	—	(36,233)	(1,876)	—	(38,109)
Additions to other long-term assets	(5,580)	(9,066)	59	—	(14,587)
Acquisitions, net of cash acquired	(119,616)	(3,879)	—	—	(123,495)
Proceeds from sale of discontinued operations	155,212	—	—	—	155,212
Net cash used in investing activities	29,983	(55,904)	(6,898)	—	(32,819)
Cash flows from financing activities:
Capitalized new debt fees	(6,954)	—	—	—	(6,954)
Proceeds from long-term debt	350,000	—	—	—	350,000
Payments of long-term debt (due to refi)	(337,625)	—	—	—	(337,625)
Reduction of long-term debt	(495)	(2,971)	(18)	—	(3,484)
Change in lines of credit	70,000	—	—	—	70,000
Premium paid on early redemption	(5,399)	—	—	—	(5,399)
Proceeds from exercise of stock options	7,288	—	—	—	7,288
Dividends received (paid)	—	14,588	(14,588)	—	—
Net cash provided by (used in) financing activities	76,815	11,617	(14,606)	—	73,826
Effect of exchange rate changes on cash	—	—	174	—	174

Cash provided by (used in) discontinued operations	—	(19,392)	1,792	—	(17,600)

Increase for the year	142,617	(10,294)	1,519	—	133,842
Balance, beginning of year	12,730	18,036	8,118	—	38,884

Balance, end of year	$155,347	$7,742	$9,637	$—	$172,726

See accompanying notes.

CONSOLIDATING STATEMENTS OF CASH FLOWS

Year ended June 30, 2003

(In 000s)

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclas- sifications and Elimina- tions	Alliance Gaming Corporation and Subsidiaries

Cash flows from operating activities:
Net income (loss)	$19,523	$33,604	$11,670	$(45,274)	$19,523
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	(7,720)	47,070	(10)	(47,060)	(7,720)
Write down of goodwill and other assets	38,728	—	—	—	38,728
Depreciation and amortization	2,286	15,656	2,520	—	20,462
Deferred income taxes	3,903	(830)	278	—	3,351
Provision for losses on receivables	—	1,519	18	—	1,537
Other	176	180	(1)	—	355
Change in operating assets and liabilities, net of effects of businesses acquired:
Accounts and notes receivable	5	(39,553)	(10,867)	—	(50,415)
Intercompany accounts	(49,881)	(53,514)	11,003	92,392	—
Inventories	—	1,032	(26)	—	1,006
Other current assets	(144)	(861)	2,325	—	1,320
Accounts payable	3,767	4,392	(881)	—	7,278
Accrued liabilities and jackpot liabilities	(4,443)	6,554	634	(22)	2,723
Net cash provided by (used in) operating activities	6,200	15,249	16,663	36	38,148
Cash flows from investing activities:
Additions to property, plant and equipment	(7)	(3,589)	(6,163)	—	(9,759)
Additions to leased gaming equipment	—	(21,357)	—	—	(21,357)
Acquisitions, net of cash acquired	—	(11,528)	—	—	(11,528)
Additions to other long-term assets	(240)	(3,386)	(45)	—	(3,671)
Net cash used in investing activities	(247)	(39,860)	(6,208)	—	(46,315)
Cash flows from financing activities:
Reduction of long-term debt	(3,900)	(830)	(5)	—	(4,735)
Bally Austria APIC	—	—	36	(36)	—
Net change in revolving credit facility	—	—	—	—	—
Proceeds from exercise of stock options	2,556	—	—	—	2,556
Dividends received (paid)	—	7,179	(7,179)	—	—
Net cash provided by (used in) financing activities	(1,344)	6,349	(7,148)	(36)	(2,179)
Effect of exchange rate changes on cash	—	—	286	—	286

Cash provided by (used in) discontinued operations	—	18,884	(1,740)	—	17,144

Increase for the year	4,609	622	1,853	—	7,084
Balance, beginning of year	8,121	17,414	6,265	—	31,800

Balance, end of year	$12,730	$18,036	$8,118	$—	$38,884

See accompanying notes.

CONSOLIDATING STATEMENTS OF CASH FLOWS

Year ended June 30, 2002

(In 000s)

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclas- sifications and Elimina- tions	Alliance Gaming Corporation and Subsidiaries
Cash flows from operating activities:
Net income (loss)	$63,849	$59,747	$(1,982)	$(57,765)	$63,849
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	(1,755)	381	(7,028)	(17,482)	(25,884)
Write down of goodwill and other assets	—	—	24,129	—	24,129
Depreciation and amortization	2,202	10,202	1,525	—	13,929
Deferred income taxes	(43,297)	5,747	(125)	—	(37,675)
Provision for losses on receivables	—	2,972	(474)	—	2,498
Other	6,294	(6,805)	(47)	—	(558)
Change in operating assets and liabilities, net of effects of businesses acquired:
Accounts and notes receivable	(82)	(4,383)	(4,268)	(846)	(9,579)
Intercompany accounts	(43,097)	(28,679)	(3,483)	75,259	—
Inventories	—	(1,608)	(426)	—	(2,034)
Other current assets	485	(3,155)	1,221	—	(1,449)
Accounts payable	(304)	(4,685)	474	—	(4,515)
Accrued liabilities and jackpot liabilities	(2,437)	1,696	721	(59)	(79)
Net cash provided by (used in) operating activities	(18,142)	31,430	10,237	(893)	22,632
Cash flows from investing activities:
Additions to property, plant and equipment	(28)	(3,296)	(3,400)	—	(6,724)
Additions to leased gaming equipment	—	(15,099)	—	—	(15,099)
Acquisitions, net of cash acquired	4,000	(19,333)	—	—	(15,333)
Additions to other long-term assets	(10)	(165)	43	—	(132)
Net cash provided by (used in) investing activities	3,962	(37,893)	(3,357)	—	(37,288)
Cash flows from financing activities:
Capitalized debt issuance costs	(662)	—	—	—	(662)
Reduction of long-term debt	(1,980)	165	(904)	893	(1,826)
Net change in revolving credit facility	—	—	—	—	—
Proceeds from exercise of stock options and warrants	6,706	—	—	—	6,706
Dividends received (paid)	—	10,346	(10,346)	—	—
Net cash provided by (used in) financing activities	4,064	10,511	(11,250)	893	4,218
Effect of exchange rate changes on cash	—	—	709	—	709

Cash provided by (used in) discontinued operations	—	8,188	4,212	—	12,400

Increase (decrease) for the year	(10,116)	12,236	551	—	2,671
Balance, beginning of year	18,237	5,178	5,714	—	29,129

Balance, end of year	$8,121	$17,414	$6,265	$—	$31,800

See accompanying notes.

Years Ended June 30, 2003 and 2004

Debt and Lines of Credit

Long-term debt and lines of credit at June 30, 2004 consist of the following (in 000s):

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclas- sifications and Elimina- tions	Alliance Gaming Corporation and Subsidiaries

Term Loan Facility	$350,000	—	—	—	$350,000
Revolving credit facility	70,000	—	—	—	70,000
Intercompany notes payable	—	251,989	—	(251,989)	—
Other	4,000	4,955	—	—	8,955
	424,000	256,944	—	(251,989)	428,955
Less current maturities	3,313	2,553	—	—	5,866
Long-term debt, less current maturities	$420,687	$254,391	$—	$(251,989)	$423,089

Long-term debt and lines of credit at June 30, 2003 consist of the following (in 000s):

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclas- sifications and Elimina- tions	Alliance Gaming Corporation and Subsidiaries

10% Senior Subordinated Notes due 2007, net of unamortized discount	$149,663	$—	$—	$—	$149,663
Term Loan Facility	187,625	—	—	—	187,625
Other subordinated debt	495	—	—	—	495
Intercompany notes payable	—	159,723	—	(159,723)	—
Other	—	7,414	18	—	7,432
	337,783	167,137	18	(159,723)	345,215
Less current maturities	2,395	1,124	18	—	3,537
Long-term debt, less current maturities	$335,388	$166,013	$—	$(159,723)	$341,678

Income Taxes

The federal, foreign and state income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of June 30, 2004 are as follows (in 000s):

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclas- sifications and Elimina- tions	Alliance Gaming Corporation and Subsidiaries

Deferred tax assets:
Net operating loss carry forwards	$—	$14,717	$—	$—	$14,717
Capital loss carry forwards	8,155	—	—	—	8,155
Foreign tax credit carry forwards	—	—	—	—	—
Other tax credits	3,210	7,388	—	—	10,598
Inventory obsolescence reserves	—	2,023	—	—	2,023
Financing lease assets	—	708	—	—	708
Bad debt reserves	26	2,595	—	—	2,621
Accruals not currently deductible for tax purposes	182	14,425	—	—	14,607
Refinancing costs being amortized for tax purposes	175	—	—	—	175
Other	8,114	(5,429)	—	—	2,685
Total gross deferred tax assets	19,862	36,427	—		56,289
Less: Valuation allowance	(8,382)	(2,101)	—	—	(10,483)
Deferred tax assets	$11,480	$34,326	$—	$—	$45,806

Deferred tax liabilities:
Property and equipment, principally due to depreciation differences	$13	$16,384	$—	$—	$16,397
Intangibles	(324)	5,671	—	—	5,347
Other	242	2,979	1,636	—	4,857
Total gross deferred tax liabilities	(69)	25,034	1,636	—	26,601
Net deferred tax assets	$11,549	$9,292	$(1,636)	$—	$19,205

The federal, foreign and state income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of June 30, 2003 are as follows (in 000s):

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclas- sifications and Elimina- tions	Alliance Gaming Corporation and Subsidiaries

Deferred tax assets:
Net operating loss carry forwards	$15,721	$—	$—	$—	$15,721
Capital loss carry forwards	25,375	—	—	—	25,375
Foreign tax credit carry forwards	—	949	—	—	949
Other tax credits	2,165	2,000	—	—	4,165
Inventory obsolescence reserves	(278)	2,311	—	—	2,033
Bad debt reserves	454	1,595	—	—	2,049
Accruals not currently deductible for tax purposes	1,408	7,733	—	—	9,141
Refinancing costs being amortized for tax purposes	2,277	—	—	—	2,277
Other	3,581	(1,773)	—	—	1,808
Total gross deferred tax assets	50,703	12,815	—		63,518
Less: Valuation allowance	(11,491)	—	—	—	(11,491)
Deferred tax assets	$39,212	$12,815	$—	$—	$52,027

Deferred tax liabilities:
Property and equipment, principally due to depreciation differences	$3,815	$3,580	$—	$—	$7,395
Intangibles	(1,718)	3,275	—	—	1,557
Other	539	—	1,635	—	2,174
Total gross deferred tax liabilities	2,636	6,855	1,635	—	11,126
Net deferred tax assets	$36,576	$5,960	$(1,635)	$—	$40,901

17.                               RESERVES AND ALLOWANCES

The following tables represent the activity for each of the fiscal years ended June 30, 2004, 2003 and 2002 for each of the valuation reserve and allowance accounts (in 000s):

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year

Allowance for doubtful accounts:
Year ended June 30, 2002	$8,607	$2,498	$2,669	$8,436
Year ended June 30, 2003	$8,436	$1,537	$2,996	$6,977
Year ended June 30, 2004	$6,977	$2,771	$14	$9,734

18.                               INTERIM FINANCIAL INFORMATION (Unaudited)

Following is the unaudited quarterly results of the Company for the years ended June 30, 2004 and 2003 (in 000s, except per share data).  Amounts for the fiscal year may not agree to the sum of the quarters due to rounding.

	Quarter
2004	First	Second	Third	Fourth

Revenues	$101,223	$108,631	$116,239	$162,783
Operating income	21,933	27,534	22,152	27,104
Net income from continuing operations	1,848	14,218	12,241	15,319
Income (loss) from discontinued operations	4,180	4,526	1,593	30,590
Basic income per share - continuing	$0.04	$0.29	$0.25	$0.30
Diluted income per share - continuing	$0.04	$0.28	$0.24	$0.30
Basic income per share	$0.12	$0.38	$0.28	$0.90
Diluted income per share	$0.12	$0.37	$0.27	$0.88

	Quarter
2003	First	Second	Third	Fourth

Revenues	$76,206	$98,227	$96,232	$115,716
Operating income	16,270	21,241	20,403	27,058
Net income from continuing operations	5,523	8,576	8,927	14,135
Income (loss) from discontinued operations	735	3,277	3,853	(145)
Basic income per share - continuing	$0.12	$0.17	$0.18	$0.29
Diluted income per share - continuing	$0.12	$0.17	$0.18	$0.28
Basic income (loss) per share	$0.13	$0.24	$0.26	$0.28
Diluted income (loss) per share	$0.13	$0.24	$0.25	$0.28

The amounts shown in the tables above differ from those previously reported in the Company’s Form 10-Q’s due to the Company’s decision in June 2003 to report its route operations and Bally Wulff segments as discontinued operations.  In December 2003 the company announced its intention to sell Rail City Casino and at that time it was classified as discontinued operations.