Form 10-K/A
period 2004-06-30
ALLIANCE GAMING CORP
filed 2004-10-28
CIK 2491

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

☒  Yes    ☐  No

The aggregate market value of the common equity held by non-affiliates of the registrant was approximately $457,627,900 as of October 27, 2004.

The number of shares of Common Stock, $0.10 par value, outstanding as of October 27, 2004, according to the records of registrant’s registrar and transfer agent, was 51,043,670.

DOCUMENTS INCORPORATED BY REFERENCE

None.

General

Alliance Gaming Corporation (“Alliance”, the “Company” or the “Registrant”) hereby amends its Annual Report on Form 10-K for the fiscal year ended June 30, 2004 by (i) deleting its responses to Items 10-13 contained in its original filing and replacing them with the following Items 10-13 and (ii) adding certain exhibits to be filed in accordance with Item 15.

PART III

ITEM 10.                                              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following tables and accompanying information sets forth the names of, and certain information with respect to, each of the directors, executive officers and other significant employees of the Company.

Name	Age	Position with the Company
Richard Haddrill	51	Director and Chief Executive Officer(1)
David Robbins	45	Director, Chairman of the Board of Directors
Jacques André	67	Director
Anthony DiCesare	42	Director
Joel Kirschbaum	53	Director
Kevin Verner	46	Director
Robert Saxton	51	Executive Vice President, Treasurer and Chief Financial Officer
Mark Lerner	55	Senior Vice President for Law and Government, General Counsel and Secretary
Steven Des Champs	39	Senior Vice President – Finance and Chief Accounting Officer
Robert Miodunski	53	Consultant (2)

(1)  Mr. Haddrill became Chief Executive Officer of the Company effective as of October 1, 2004.

(2)  Mr. Miodunski was previously the Company’s President and Chief Executive Officer and a director of the Company, but resigned effective as of September 30, 2004.  He is remaining with the Company until December 31, 2004, in order to assist in the transition to Mr. Haddrill as the new Chief Executive Officer of the Company.  Commencing January 1, 2005, Mr. Miodunski will be retained by the Company as a consultant.

The Company’s bylaws provide that the Board of Directors shall consist of no fewer than three nor more than nine directors, with the exact number to be fixed by the Board of Directors.  The Company’s bylaws provide that the Board of Directors shall be divided into three classes as nearly equal in number as possible, with each class having a term of three years.  The Board of Directors has fixed the number of directors at seven, of which six positions are filled.  The resignation of Mr. Miodunski from the Board of Directors effective as of September 30, 2004 has created a vacancy, and the directors are in active discussions with qualified candidates for the position.  See “Meetings of the Board of Directors; Committees” for additional information.

The following table sets forth the term of each director and committee assigments for the fiscal year ended June 30, 2004, and as of October 27, 2004.  See “Meetings of the Board of Directors; Committees” for additional information.

	Director	Term	Committee Membership
Director	Since	Expires	as of June 30, 2004	as of October 27, 2004
Jacques André	1996	2004	(1)(3)		(1)(2)(3)
Richard Haddrill	2003	2004	(1)(3)	None.
Anthony DiCesare	1994	2005	(2)	None.
Joel Kirschbaum	1994	2005	(2)(3)	None.
Kevin Verner	2001	2005	(1)(3)		(1)(2)(3)
David Robbins	1997	2006	(1)(2)(3)		(1)(2)(3)

(1) Member of the Audit Committee.

(2) Member of the Nominating and Corporate Governance Committee.

(3) Member of the Compensation Committee.

Director, Executive Officer and Other Significant Employee Biographies

Richard Haddrill was appointed a director in April 2003 and effective October 1, 2004, was appointed Chief Executive Officer of the Company. Prior to becoming Chief Executive Officer of the Company, Mr. Haddrill was the President and Chief Executive Officer and board member of Manhattan Associates, a leading supply chain software company.  Prior to joining Manhattan Associates, Haddrill was President, Chief Executive Officer and a board member of Powerhouse Technologies. He joined Powerhouse in 1994 as Executive Vice President and was promoted to President and CEO in 1996. From 1992 to 1994, Haddrill was based in Paris, France, as President of computer software company KnowledgeWare’s international subsidiaries, which included responsibility for 24 offices on three continents. Mr. Haddrill also held key leadership positions with the accounting firm Ernst & Young from 1975 until 1991.  Mr. Haddrill is also the President of Bally Gaming, a subsidiary of Alliance.  He also serves as Vice-Chairman of Manhattan Associates and is on the boards of Danka Business Products and Outlooksoft.

David Robbins served as a director from July 1994 to September 1997 and as Chairman of the Board of Directors of the Company from February 1997 to September 1997.  In December 1997 he was again elected to the Board of Directors and since that time has served as Chairman of the Board.  Mr. Robbins is a certified public accountant and since 1984 has been a practicing attorney, and from September 1995 to the present has been with Reitler Brown LLC, where he was formerly a partner and is presently of counsel.  Mr. Robbins is also a private investor and investment manager and has since October 2001 served on the board of directors of Medisys plc, a U.K. public company.

Jacques André was appointed a director in August 1996.  Since October 2002, Mr. André has been a Vice President of A.T. Kearney Executive Search.  Mr. André was a partner with Ray & Berndtson, Inc., an international executive search firm, from 1975 until September 2002.

Anthony DiCesare was appointed a director in July 1994. Mr. DiCesare was employed by Kirkland Investment Corporation (“KIC”), which was the sole general partner of Kirkland – Ft. Worth Investment Partners, L.P. (“KFW”), from April 1991 to July 1994.  Mr. DiCesare served as Executive Vice President-Development of the Company from July 1994 through June 1997.  Mr. DiCesare’s  principal occupation since June 1997 has been as a private investor.

Joel Kirschbaum was appointed a director in July 1994 and served as Chairman of the Board of Directors of the Company from July 1994 to March 1995. Mr. Kirschbaum is the sole stockholder, director, and officer of KIC. He has been engaged in operating the businesses of KIC and KFW since January 1991 when KIC and KFW were established, and of GSA, Inc., the general partner of Gaming Systems Advisors, L.P., since June 1993. Prior to that time, he worked at Goldman, Sachs & Co. for thirteen years, during the last six of which he was a General Partner. When he established KIC and KFW, Mr. Kirschbaum resigned his general partnership interest in Goldman, Sachs & Co. and became a limited partner. Mr. Kirschbaum resigned his limited partnership interest in Goldman, Sachs & Co. in November 1993.

Kevin Verner was appointed as a director in April 2001.  From 1997 to 2000, Mr. Verner held various positions with WMS Industries, Inc. and WMS Gaming, the last of which was Chief Operating Officer.  Prior to his employment at WMS, Mr. Verner was Vice President of New Business Development at R.J. Reynolds Tobacco Co., where he held various marketing and senior management positions for sixteen years.  Mr. Verner is currently chief executive officer of Cognitive Learning Systems, Inc. and a CEO Advisor for Alpha Capital Fund III.

Robert Saxton was appointed Chief Financial Officer and Treasurer in March 2000 and Executive Vice President in December 2003. Mr. Saxton joined the Company in 1982 as controller. He became a Vice President of United Coin Machine Co., a subsidiary of Alliance, in 1987 and was elected Vice President – Casino Operations for Alliance in December 1993, and Senior Vice President – Casino Group in June 1996.  Mr. Saxton also serves as President of Rainbow , a subsidiary of Alliance. Mr. Saxton received a dual B.S. from the University of Nevada, Las Vegas, and is a certified public accountant in Nevada.

Mark Lerner was appointed Senior Vice President for Law and Government, General Counsel, and Secretary in August 2000.  Mr. Lerner joined the Company in 1996 as assistant general counsel. Prior to his employment at the Company, Mr. Lerner was general counsel for Becker Gaming, Inc. from 1994 to 1996; was a partner with Jones, Jones, Close & Brown (now Jones Vargas), a Las Vegas law firm, from 1987 to 1994; and was deputy attorney general for the Nevada Gaming Commission and the State Gaming Control Board from 1983 to 1987.

Steven Des Champs re-joined the Company in February 2000 as Vice President – Finance and was promoted to Senior Vice President and Chief Accounting Officer in August 2000. Mr. Des Champs was previously employed by the Company as Director of Finance from October 1995 to November 1998. From December 1998 to January 2000, Mr. Des Champs was the Chief Financial Officer for PDS Gaming, a provider of lease financing for the gaming industry. Prior to joining Alliance, Mr. Des Champs worked for the accounting firm of KPMG from 1988 to 1995. Mr. Des Champs is a certified public accountant in Nevada.

Robert Miodunski joined Alliance in March 1994 and held various positions including Chief Executive Officer from April 2001 and a member of the Board of Directors until he resigned from both positions effective September 30, 2004.  From January 1991 to March 1994, Mr. Miodunski was President of Mulholland-Harper Company, a sign manufacturing and service company. From 1984 through 1990, Mr. Miodunski held various positions with Federal Signal Company, the last of which was Vice President and General Manager of the Midwest Region of the Sign Group.

Meetings of the Board of Directors; Committees

During the fiscal year ended June 30, 2004, the Board of Directors held ten meetings.  Each director attended at least 75 percent of the aggregate of all meetings of the Board of Directors and of all committees on which such person served during such period.  In addition, the Board of Directors has affirmatively determined that Messrs. André, Robbins and Verner are independent directors under the New York Stock Exchange (the “NYSE”) listing standards.  The Board of Directors is currently in discussions with qualified candidates, who meet the NYSE listing standards for independence, to join the Board of Directors.

Audit Committee.  The Audit Committee of the Board of Directors was comprised of Messrs. André, Haddrill, Robbins (Chairman), and Verner for the fiscal year ended June 30, 2004.  Effective October 27, 2004, the Audit Committee is comprised of Messrs. André, Robbins and Verner.  The functions of the Audit Committee include reviewing, engaging or re-engaging an independent accounting firm to audit the Company’s financial statements for the then-current fiscal year; reviewing and determining the policies and procedures of the Company and management in maintaining the Company’s books and records and furnishing information necessary to the independent auditors; reviewing and determining the adequacy and implementation of the Company’s internal controls, including the internal audit function and the adequacy and competency of the related personnel; and reviewing and determining such other matters relating to the Company’s financial affairs and accounts as the Audit Committee may in its discretion deem desirable.  The Audit Committee met seven times during the fiscal year ended June 30, 2004.

The Audit Committee is governed by a charter which is attached as Exhibit 99.1 to this Annual Report.  The Board of Directors has affirmatively determined that Messrs. André, Robbins and Verner meet the independence standards of Section 303.01(B)(2)(a) and (3) and 303A.02 of the NYSE listing standards and are financially literate, as required by Section 303A.07(a) of the NYSE listing standards, as such qualification is interpreted by the Company’s Board of Directors in its business judgment.  In addition, the Board of Directors has determined that Mr. Robbins  is an audit committee financial expert, pursuant to Item 401(h) of Regulation S-K.  The Board of Directors made this determination based on Mr. Robbins’ qualifications and business experience, as briefly described above under “Director and Executive Officer Biographies.”

Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee of the Board of Directors was comprised of Messrs. DiCesare, Kirschbaum (Chairman) and Robbins for the fiscal year ended June 30, 2004.  Effective October 27, 2004, the Nominating and Corporate Governance Committee is comprised of Messrs. André, Robbins and Verner.  This Committee advises and makes recommendations to the Board of Directors on all matters concerning the selection of candidates as nominees for election as directors.  The Nominating and Corporate Governance Committee met once during the fiscal year ended June 30, 2004; however, board of director nominations were approved by unanimous written consent of the Nominating and Corporate Governance Committee and subsequently approved for submission to a vote of the shareholders by unanimous vote of the full board.  The Nominating and Corporate Governance Committee will in the future consider nominees recommended by stockholders. Stockholders should submit the names of proposed nominees in writing attention of the Corporate Secretary, Alliance Gaming Corporation, 6601 South Bermuda Road, Las Vegas, Nevada 89119, along with appropriate background information.  The Nominating and Corporate Governance Committee is governed by a charter which is attached as Exhibit 99.2 to this Annual Report.

Compensation Committee.  The Compensation Committee of the Board of Directors was comprised of Messrs. André, Haddrill, Kirschbaum, Robbins, and Verner (Chairman) for the fiscal year ended June 30, 2004.  Effective October 27, 2004, the Compensation Committee is comprised of Messrs. André, Robbins and Verner.  This Committee makes recommendations concerning the compensation of the Company’s executive officers and other employees.  The Compensation Committee met six times during the fiscal year ended June 30, 2004.  The Compensation Committee is governed by a charter which is attached as Exhibit 99.3 to this Annual Report.

Office of the Chairman.  The Office of the Chairman was formed on June 30, 2004, to oversee the transition and management succession from Mr. Miodunski to Mr. Haddrill.  The Office of the Chairman consists of Messrs. Robbins, Kirschbaum and Haddrill.  In addition, Mr. Miodunski will meet with and advise the Office of the Chairman on transition and management succession issues.

Compliance with Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934 (the “Exchange Act”) requires the Company’s directors and executive officers and persons who own more than 10 percent of a registered class of the Company’s equity securities (“Insiders”) to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of the Company’s Common Stock.  Insiders are required by the Commission’s regulations to furnish the Company with copies of all Section 16(a) reports filed by such persons. To the Company’s knowledge, based on its review of the copies of such reports furnished to the Company during the fiscal year ended June 30, 2004, all Section 16(a) filing requirements applicable to Insiders were complied with.

Code of Ethics

The Company has adopted a code of ethics and business conduct (the “Code of Ethics”) for chief executive, chief financial and principal accounting officers and for members of its Board of Directors.  The Code of Ethics is attached to this Annual Report as Exhibit 14. In the event the Company makes any amendment to, or grants any waiver from, a provision of the Code of Ethics that applies to the principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, the Company intends to disclose such amendment or waiver and the reasons therefor on its website. The Company undertakes to provide any person without charge a copy of any of the Code of Ethics upon receipt of a written request. Requests should be addressed to: Alliance Gaming Corporation, 6601 South Bermuda Road, Las Vegas, Nevada 89119, Attention: Corporate Secretary.

ITEM 11.               EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the compensation paid or to be paid by the Company to the Company’s chief executive officer and the two other most highly compensated executive officers receiving over $100,000 per year (the “Named Executive Officers”) for services rendered in all capacities to the Company during the fiscal year ended June 30, 2004.

Summary Compensation Table *

Name and Principal Position	Fiscal Year Ended June 30, 2004	Annual Compensation			Long-Term Compensation
		Salary	Bonus	Other Annual Compensation (2)	Securities Underlying Options/ SARs (3)	All Other Compensation (4)

Robert Miodunski (1)	2004	$478,846	$465,000	—	100,000	$6,375
President and	2003	450,000	522,000	—	100,000	5,500
Chief Executive Officer	2002	426,923	688,000	—	100,000	4,759

Robert Saxton (5)	2004	$357,307	$279,240	—	60,000	2004
Executive Vice President, Treasurer,	2003	333,000	350,000	—	50,000	5,700
and Chief Financial Officer	2002	313,846	469,000	—	110,000	5,300

Mark Lerner (6)	2004	$232,308	$94,000	—	25,000	$6,307
General Counsel	2003	223,650	168,750	—	22,500	5,250
	2002	220,000	194,500	—	20,000	4,279

*                               As used in the tables provided under the caption “Executive Compensation,” the character “ - ” is used to represent zero.

(1)                Mr. Miodunski was appointed Chief Operating Officer of the Company in November 1999. In April 2000, Mr. Miodunski was appointed President, and in April 2001 was appointed Chief Executive Officer, which he held until he resigned effective September 30, 2004.  In connection with his separation and consulting agreement dated as of June 30, 2004, Mr. Miodunski is also entitled to a $1,000,000 bonus for the successful sale of United Coin Machine Co., which is payable commencing in the fiscal year ending June 30, 2005.  See “Employment and Severance Arrangements.”

(2)                Excludes personal benefits in amounts less than the lesser of $50,000 or 10 percent of the total annual salary and bonus reported for the Named Executive Officer.

(3)                Share amounts have been adjusted to reflect the two-for-one stock splits effective August 22, 2001, and April 9, 2002.

(4)                “All Other Compensation” represents contributions made by the Company to the Company’s Profit Sharing 401(k) Plan.

(5)                Mr. Saxton was appointed as Chief Financial Officer and Treasurer in March 2000.

(6)                Mr. Lerner was appointed Senior Vice President, General Counsel, and Secretary in August 2000.

In addition to these Named Executive Officers, Mr. Haddrill was appointed Chief Executive Officer effective as of October 1, 2004, and as of that date earns an annual salary of $980,000 per year, payable in accordance with the Company’s customary payroll practices, and other perquisites.  On June 30, 2004, in connection with Mr. Haddrill entering into his employment agreement with the Company, the Company granted him 405,000 stock options, with an additional 95,000 options granted during fiscal year ending June 30, 2005, and 377,030 restricted stock units.  Other than the foregoing long-term incentive awards, for fiscal years 2002, 2003 and 2004, Mr. Haddrill received only compensation in consideration for his membership on the Company’s board of directors and committees thereof.

Option/SAR Grants in Last Fiscal Year

The following table relates to options granted during the fiscal year ended June 30, 2004:

	Individual Grants					Potential Realizable Value at
	Options		% of Total Options/SARs Granted to Employees in	Exercise	Expiration	Assumed Annual Rates of Stock Price Appreciation for Option Term (e)
Name	Granted		Fiscal Year	Price	Date	5%	10%

Robert Miodunski	100,000	(a)	3.49%	$21.53	8/11/13	$1,354,000	$3,431,000
Robert Saxton	50,000	(a)	1.74%	21.53	8/11/13	677,000	1,715,000
Mark Lerner	25,000	(a)	0.87%	21.53	8/11/13	338,000	857,000
David Robbins	195,000	(b)	6.80%	24.65	4/8/11	1,957,000	4,560,000
David Robbins	39,000	(a)	1.36%	17.16	6/30/14	421,000	1,067,000
Jacques André	195,000	(b)	6.80%	24.65	4/8/11	1,957,000	4,560,000
Anthony DiCesare	195,000	(b)	6.80%	24.65	4/8/11	1,957,000	4,560,000
Joel Kirschbaum	195,000	)b)	6.80%	24.65	4/8/11	1,957,000	4,560,000
Joel Kirschbaum	39,000	(a)	1.36%	17.16	6/30/14	421,000	1,067,000
Richard Haddrill	195,000	(b)	6.80%	24.65	4/8/11	1,957,000	4,560,000
Richard Haddrill	405,000	(c)	14.13%	17.16	6/30/04	4,371,000	11,036,000
Kevin Verner	195,000	(b)	6.80%	24.65	4/8/11	1,957,000	4,560,000

(a)          Options vest: one-third on the first anniversary of grant date; one-third on the second anniversary thereof; and one-third on the third anniversary thereof.

(b)         These options vest in four equal tranches of 48,750 shares each, vesting only if on or before January 8, 2009, the average closing stock price for twenty consecutive trading days exceeds $35 for the first tranche, $40 for the second, $45 for the third, and $50 for the fourth.  Any options not vested as of January 8, 2009 will vest on January 8, 2011, and will remain exercisable thereafter only until April 8, 2011, subject to extension for the length of any “blackout” period during which directors and officers are not permitted to sell the Company’s stock.  These options were granted in lieu of the three grants of immediately-vesting ten-year options of 30,000 shares each (for a total of 90,000 shares) that would otherwise have been granted on the dates of the annual shareholder meetings in 2003, 2004 and 2005, and which each director has agreed to forego.

(c)          These options vest on October 1, 2012, provided Mr. Haddrill is an employee on that date, or earlier as follows:  in twelve equal tranches, vesting on (a) the later of (i) the first date on which the Fair Market Value (as defined in the Employment Agreement between Mr. Haddrill and the Company dated June 30, 2004) of the stock is at least $30 per share and (ii) October 1, 2005, but only if the Fair Market Value is at least $30 per share on or before October 1, 2007, for the first tranche, (b) the later of (i) the first date on which the Fair Market Value of the stock is at least $35 per share and (ii) October 1, 2005, but only if the Fair Market Value is at least $35 per share on or before October 1, 2007, for the second, (c) the later of (i) the first date on which the Fair Market Value of the stock is at least $40 per share and (ii) October 1, 2005, but only if the Fair Market Value is at least $40 per share on or before October 1, 2008, for the third, (d) the later of (i) the first date on which the Fair Market Value of the stock is at least $45 per share and (ii) October 1, 2005, but only if (x) the fair Market Value is at least $45 per share on or before October 1, 2008 or (y) the Fair Market Value is at least $40 on or before October 1, 2008 and at least $45 on or before October 1, 2009, for the fourth, (e) the later of (i) the first date on which the Fair Market Value of the stock is at least $30 per share and (ii) October 1, 2006, but only if the Fair Market Value is at least $30 per share on or before October 1, 2007, for the fifth, (f) the later of (i) the first date on which the Fair Market Value of the stock is at least $35 per share and (ii) October 1, 2006, but only if the Fair Market Value is at least $35 per share on or before October 1, 2007, for the sixth, (g) the later of (i) the first date on which the Fair Market Value of the stock is at least $40 per share and (ii) October 1, 2006, but only if the Fair Market Value is at least $40 per share on or before October 1, 2008, for the seventh, (h) the later of (i) the first date on which the Fair Market Value of the stock is at least $45 per share and (ii) October 1, 2006, but only if (x) the Fair Market Value is at least $45 per share on or before October 1, 2008 or (y) the Fair Market Value is at least  $40 on or before October 1, 2008 and at least $45 on or before October 1, 2009, for the eighth, (i) the later of (i) the first date on which the Fair Market Value of the stock is at least $30 per share and (ii) October 1, 2007, but only if the Fair Market Value is at least $30 per share on or before October 1, 2007, for the ninth, (j) the later of (i) the first date on which the Fair Market Value of the stock is at least $35 per share and (ii) October 1, 2007, but only if the Fair Market Value is at least $35 per share on or before October 1, 2007, for the tenth, (k) the later of (i) the first date on which the Fair Market Value of the stock is at least $40 per share and (ii) October 1, 2007, but only if the Fair Market Value is at least $40 per share on or before October 1, 2008, for the eleventh and (l) the later of (i) the first date on which the Fair Market Value of the stock is at least $45 per share and (ii) October 1, 2007, but only if (x) the Fair Market Value is at least $45 per share on or before October 1, 2008 or (y) the Fair Market Value is at least $40 on or before October 1, 2008 and at least $45 on or before October 1, 2009, for the twelfth.

(d)         Amounts shown in these columns have been derived by multiplying the exercise price by the annual appreciation rates shown (compounded for the term of the options), multiplying the result by the number of shares covered by the options, and subtracting the aggregate exercise price of the options.  The dollar amounts set forth under this heading are the result of calculations at the 5 percent and 10 percent rates set by the Securities and Exchange Commission, and are not intended to forecast possible future appreciation, if any, of the Company’s stock price.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table reflects the options exercised during the fiscal year and outstanding options held by the Named Executive Officers and Mr. Haddrill at June 30, 2004:

Name	Exercise	Value Realized	Number of Unexercised Options at June 30, 2004		Value of Unexercised In-the-Money Options at June 30, 2004 (a)
			Exercisable	Unexercisable	Exercisable	Unexercisable

Robert Miodunski	133,332	$1,497,510	—	200,008	$—	$114,000
Robert Saxton	36,681	393,531	33,331	120,008	57,000	238,000
Mark Lerner	22,497	291,336	—	47,503	—	26,000
Richard Haddrill	—	—	50,000	600,000	80,500	—

(a)          Represents the amount by which the market value of the underlying stock at June 30, 2004 ($17.16 per share) exceeds the aggregate exercise price of the options.

Long-Term Incentive Plans – Awards in Last Fiscal Year

Name	Number of Shares, Units or Other Rights		Performance or Other Period Until Maturation or Payout	Maximum Future Payout

Richard Haddrill	377,030	(1)	October 1, 2004 to October 1, 2007	377,030 shares

(1) On June 30, 2004, the Company issued to Mr. Haddrill 377,030 Restricted Stock Units (“RSUs”).  The number of RSUs was determined by dividing $6.5 million by the average per share closing price of the Company’s common stock.  The RSUs vest in one-third equal installments on each of October 1, 2005, October 1, 2006 and October 1, 2007, provided that Mr. Haddrill is continuously employed by the Company as its Chief Executive Officer until each such respective vesting date.

Directors’ Compensation

Arrangements with Directors: Directors of the Company who are also employees are generally not separately compensated for their services as directors. The compensation arrangements for outside directors of the Company, are as follows:  (i) Effective July 1, 2004, Mr. Robbins, as Chairman of the Board, receives $235,000 per year for his services as Chairman of the Board, and $90,000 as a member of the Office of the Chairman; (ii) all other outside directors receive $50,000 per year; (iii). each outside director (including Mr. Robbins) receives $5,000 per year for each committee they serve on, and the chairman of each committee receives an additional $5,000 per year; and (iv) each new non-employee director receives an option grant of 50,000 shares upon appointment to the Board of Directors.  In January 2004, each non-employee director received an option grant of 195,000 shares, consisting of four tranches of 48,750 each, with a seven year term.  These options vest only if the common stock price reaches $35, $40, $45, $50 for 20 consecutive days, respectively, on or before January 8, 2009.  Additionally, all options granted to Directors of the Company remain outstanding for the full term, whether or not the director continues to be a director of the Company (unless the director resigns or is removed as a director before the expiration of the director’s term, in which event the options expire 60 days after resignation or removal).  Directors are also reimbursed for their reasonable out-of-pocket expenses incurred on Company business.  The Company may grant directors (both employee and non-employee) additional cash compensation and options as time commitments, responsibilities and other circumstances may warrant.  On June 30, 2004, the board granted special bonuses to Messrs. Verner and André in the amount of $25,000 each.  Messrs. Robbins and Kirschbaum also received option grants on June 30, 2004, for 39,000 shares each.

Other Arrangements: Effective July 1, 1997, the Company entered into employment agreements (the “Agreements”) with Mr. DiCesare and Mr. Kirschbaum (each an “Employee” and collectively the “Employees”) pursuant to which each Employee was a New York-based employee and worked on major strategic transactions involving the Company or its affiliates, including mergers, acquisitions, divestitures, joint ventures, the negotiation of strategic alliances or relationships, and financings and refinancings.  The Employees were not expected to be involved in the day-to-day operations of the Company, were not expected to devote full-time to the business of the Company and were permitted engage in outside activities, although they could not directly compete with the Company. Under the Agreements, each Employee received a base salary for fiscal year 2004 of $186,539.  The Agreements also called for annual performance bonuses (each a “Bonus”) based upon annual performance goals determined by the Board of Directors and the Employee (which goals generally related, without limitation, to transactions of the type mentioned above involving the Company and/or one or more of its affiliates) and a target Bonus amount (and/or an appropriate minimum amount).  If a goal is achieved, the Bonuses would be payable regardless of the level of the Employee’s involvement in the transaction.  On termination of any Employee’s Agreement for any reason (including for “cause”), the Company may be required to pay Bonuses to such Employee for projects begun but not completed at the termination date assuming the bonusing event is completed no later that twenty-one months after the termination date.  Each Agreement expired on June 30, 2004, and was not renewed.

The performance goals for each Employee for fiscal year 2004 were: (i) the closing of at least one “significant merger” with a value of at least $60 million, (ii) the closing of a “significant financing” with a value of at least $50 million, or (iii) the disposal of certain non-core assets.  Upon the achievement of the performance goal set forth in clause (i), each Employee was to receive a Bonus equal to 0.3125% of the value of a significant financing, less $62,500.   Upon the achievement of the performance goal set forth in clause (ii), each Employee was to receive 0.3875% of the value of a significant merger, less $100,000.  In addition, each Employee was to receive $200,000 for the sale of a non-core asset (excluding the sale of United Coin Machine Co.).  During the fiscal year 2004 the Company (i) closed a “significant merger” by acquiring Sierra Design Group, Inc. on March 3, 2004 for $126.4 million plus additional contingent consideration of up to $95.6 million, (ii) completed the  refinancing of the Company’s debt in September 2003 (as reported in the Company’s Annual Report filed on Form 10-K for the period ending June 30, 2004), and (iii) disposed of a non-core asset by selling  the Rail City Casino for $37.9 million in May 2004.  For each of the foregoing transactions, each Employee received $385,000, $1,187,500 and $200,000, respectively.

In June 2004, the Company entered into an agreement with Mr. Kirschbaum in which he agreed to serve as a member of the Office of the Chairman, a committee established by the Board of Directors, for a period of three and one-half years.  Pursuant to this agreement, commencing July 1, 2004, Mr. Kirschbaum will receive fees of $100,000 per year.

Effective July 1, 1997, the Company agreed to pay KIC over the term of the Agreements an annual amount, subject to annual inflation increases, plus the cost of reasonable employee benefits to its support staff and reasonable out-of-pocket expenses incurred by KIC and its officers and employees to the extent related directly to the Company’s business or potential business (the “KIC Agreement”).  The KIC Agreement expired on June 30, 2004 and was not renewed.

Effective July 1, 2004, the Company entered into an Advisory Services Agreement with KIC which calls for the Company to pay KIC $600,000 annually for advisory and related services for a period of three and one-half years.

Employment and Severance Arrangements

On June 30, 2004, Mr. Haddrill and the Company entered into an Employment Agreement (the “Haddrill Agreement”), pursuant to which Mr. Haddrill shall serve as the Company’s Chief Executive Officer effective October 1, 2004.  The term of the Haddrill Agreement continues until October 1, 2007 (unless earlier terminated, or extended, as provided for in the Haddrill Agreement).  Mr. Haddrill receives a base annual salary of $980,000, participation in the Company’s benefit programs for corporate officers, and other perquisites, and contains certain non-compete provisions.  Mr. Haddrill was also granted 405,000 stock options, with an 95,000 additional options granted during fiscal year ending June 30, 2005, and 377,030 restricted stock units (such restricted stock units representing $6.5 million of the Company’s common stock) pursuant to the Haddrill Agreement.

On June 30, 2004, Mr. Miodunski and the Company entered into a Separation and Consulting Agreement pursuant to which Mr. Miodunski resigned his position as President and Chief Executive Officer effective September 30, 2004.  The agreement replaces Mr. Miodunski’s prior employment agreement with the Company.  Per the agreement, Mr. Miodunski received a $1,000,000 bonus for the successful sale of United Coin Machine Co., $500,000 of which was paid in July 2004 and $500,000 which is payable in 24 monthly installments beginning January 1, 2005.

In addition Mr. Miodunski will receive $250,000 annually for services as a consultant to the board for a period of four years.  Mr. Miodunski will also be eligible for a bonus at the end of the fiscal year ended June 30, 2005 under the Company’s Management Incentive Plan pursuant to the terms of his Separation and Consulting Agreement.

The Company is party to an employment agreement with Mr. Lerner which generally provides for a base salary (currently $235,000 per year), participation in the Company’s compensation programs for corporate officers, participation in the Company’s cash bonus program at amounts determined by the Board of Directors, and severance benefits of six months’ base salary if Mr. Lerner is terminated without cause.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

During the fiscal year ended June 30, 2004, the Compensation Committee of the Board of Directors of the Company met six times, and was comprised of Messrs. André, Haddrill, Kirschbaum, Robbins, and Verner.  During the last fiscal year, the entire Board of Directors generally participated in deliberations concerning the compensation of the Company’s executive officers.  Other than as previously described elsewhere herein, no other member of the Company’s Board of Directors was an officer or employee of the Company or any subsidiary during the fiscal year ended June 30, 2004, or is a former officer of the Company or any subsidiary.

Since July 1, 1998, certain directors have been involved in transactions in which Alliance was a party and in which the amount involved exceeded $60,000.  See “Directors’ Compensation” and “Certain Relationships and Related Transactions.”

Report on Executive Compensation

For the fiscal year ended June 30, 2004, the Compensation Committee consisted of Messrs. André, Haddrill, Kirschbaum, Robbins, and Verner. The formal charter provides for the following duties to be carried out by this Committee:

•                  Review and approve executive compensation philosophy.

•                  Approve all executive compensation plans and structures.

•                  Approve annual and long-term incentive performance metrics; determine and approve payouts.

•                  Approve compensation for the Company’s management executive committee (consisting of certain members of senior management) as well as senior management of the Company’s subsidiaries.

•                  Approve plan payouts to the members of the management executive committee that are outside of approved parameters.

•                  Recommend approval for all management incentive plans, including stock options, to the Board of Directors, and approve new change-in-control or special retention plans.

•                  Approve bonus criteria, incentives, including stock options, and payouts for employee-directors.

The Company’s compensation formulas for certain executives during the fiscal year ended June 30, 2004, were largely determined based on pre-existing contractual arrangements in place from the previous fiscal periods.  The Compensation Committee believes as a general matter, but particularly with respect to senior executive officers, that the most effective method of compensation, and the method that most closely aligns management’s interest with those of the Company’s stockholders, is long-term compensation tied to the creation of stockholder value.  The Compensation Committee believes that this method of compensation should constitute a significant portion of an executive’s compensation.  Thus, it has been the Company’s policy where feasible and consistent with competitive market conditions to attempt to restrain base cash compensation while providing incentives for management to increase stockholder value.  The Company hopes to achieve this goal through the use of (i) long-term stock options (that will not result in value to the holder unless the price of the Company’s Common Stock has appreciated) and (ii) cash bonuses tied to performance criteria (such as achievement of specific strategic, operational, or financial tasks or targets, such as cash flow return on assets and operating income) which the Board of Directors believes will result in increases in stockholder value.  Stock option grants to management have exercise prices equal to the share price at the time of grant and have a term of ten years.  The Board of Directors believes the compensation philosophy outlined above has the greatest probability of achieving significant returns to stockholders.

The Board of Directors’ compensation determinations have been and continue to be affected by various competitive factors including the requirements to attract top-flight employees to the Company.  The Company believes that it will continue to be constrained by these competitive factors as there continues to be demand from competing businesses to attract management talent of the type the Company desires to recruit.

During fiscal year 2004, Mr. Miodunski’s salary as CEO was $500,000, and he was paid a bonus for fiscal year 2004 of $465,000. The bonus paid Mr. Miodunski included $400,000 earned upon the achievement of certain financial objectives set by the Compensation Committee, and a subjective bonus awarded by the Compensation

Committee of $65,000.  Additionally, during fiscal year 2004 Mr. Miodunski was awarded a stock option grant covering 100,000 shares, which vests in one-third increments beginning one year from the date of grant.

Respectfully submitted,

COMPENSATION COMMITTEE
(as of fiscal year ended June 30, 2004)
Jacques André
Richard Haddrill
Joel Kirschbaum
David Robbins
Kevin Verner

Stock Performance Graph

The following graph compares the Company’s cumulative total stockholder return on its Common Stock (no dividends have been paid thereon) for the past five fiscal years in the period ending June 30, 2004, with cumulative total return, assuming reinvestment of dividends, of (i) the Nasdaq Stock Market (U.S.) (based on our previous listing on this exchange, which ceased upon our listing on the New York Stock Exchange on December 12, 2002), (ii) the Russell 2000, and (iii) an index of peer companies  the Company believes are comparable to the Company in terms of their lines of business.  The presentation assumes $100 was invested on June 30, 1999 (the last trading day prior to the end of the Company’s 1999 fiscal year).  The company peer group used in the graph below consists of International Game Technology, Mikohn Gaming, Shuffle Master, and WMS Gaming, and excludes Acres Gaming which was acquired by International Game Technology in October 2003.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG ALLIANCE GAMING CORPORATION, THE S & P 500 INDEX,
THE NASDAQ STOCK MARKET (U.S.) INDEX, THE RUSSELL 2000 INDEX
AND A PEER GROUP

DOLLARS
2500
2000
1500
1000
500
0
6/99
6/00
6/01
6/02
6/03
6/04
ALLIANCE GAMING CORPORATION
S & P 500
NASDAQ STOCK MARKET (U.S.)
RUSSELL 2000
PEER GROUP

* $100 invested on 6/30/99 in stock or index-including reinvestment of dividends. Fiscal year ending June 30.

Copyright © 2002, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of October 27, 2004, with respect to the beneficial ownership of the Common Stock, which constitutes the Company’s only outstanding class of voting securities, by (i) each person who, to the knowledge of the Company, beneficially owned more than 5% of the Common Stock, (ii) each director and director nominee of the Company, (iii) the Named Executive Officers of the Company (as defined pursuant to the Securities Exchange Act of 1934), and (iv) all executive officers and directors of the Company as a group. Except as indicated, beneficial ownership includes the sole power to vote and to dispose of the securities in question. Except as indicated, no director or executive officer of the Company owned any other equity securities of the Company.  Except as indicated below, the mailing address for each of the beneficial owners listed below is c/o Alliance Gaming Corporation, 6601 South Bermuda Road, Las Vegas, Nevada 89119.

Beneficial Owner	Amount of Beneficial Ownership		Percent of Class
Alfred Wilms	3,832,892	(1)	7.5%
Jacques André	133,572	(2)	*
Anthony DiCesare	42,728	(3)	*
Richard Haddrill	63,300	(4)	*
Joel Kirschbaum	2,186,602	(5)	4.2%
Mark Lerner	23,333	(6)	*
Robert Miodunski	64,745	(7)	*
David Robbins	451,720	(8)	*
Robert L. Saxton	109,996	(9)	*
Kevin Verner	80,000	(10)	*
All executive officers and directors as a group	3,181,329	(11)	6.1%

*     Less than 1%.

(1)                                  Mr. Wilms’ mailing address is 2, St. Jansvliet, bus 6-2000 Antwerp, Belgium.

(2)                                  Includes 36,428 shares owned and 97,144 shares subject to options that are currently exercisable or will become exercisable within 60 days.

(3)                                  Represents shares subject to options that are currently exercisable or will become exercisable within 60 days. Excludes shares placed in a trust, a trustee of which is Mr. DiCesare’s wife. Mr. DiCesare disclaims any beneficial ownership of these shares.

(4)                                  Includes 13,300 shares owned and 50,000 shares subject to options that are currently exercisable or will become exercisable within 60 days.

(5)                                  Includes 1,530,390 shares owned and 656,212 shares subject to options that are currently exercisable or will become exercisable within 60 days.

(6)                                  Represents shares subject to options that are currently exercisable or will become exercisable within 60 days.

(7)                                  Represents shares subject to options that are currently exercisable or will become exercisable within 60 days.

(8)                                  Includes 55,000 shares owned and 396,720 shares subject to options that are currently exercisable or will become exercisable within 60 days.

(9)                                  Includes 30,004 shares owned and 79,992 shares subject to options that are currently exercisable or will become exercisable within 60 days.

(10)                            Includes 10,000 shares owned and 70,000 shares subject to options that are currently exercisable or will become exercisable within 60 days.

(11)                            Includes 1,677,122 shares subject to options that are currently exercisable or will become exercisable within 60 days.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

An agreement dated October 10, 1994 obligates the Company to pay Mr. Wilms, a former officer and director of the Company, $150,000 a year to be available to the Company for consulting services, subject to annual cost-of-living adjustments. As required by that agreement, the Company paid Mr. Wilms $203,920 during the year ended June 30, 2004. This agreement expired on June 30, 2004.

See also “Directors’ Compensation” and “Compensation Committee Interlocks and Insider Participation in Compensation Decisions.”

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the aggregate fees billed by Deloitte & Touche LLP, the Company’s principal accountant, for services provided during fiscal years 2003 and 2004:

		2003	2004

A.	Audit fees	$374,100	$332,400
B.	Audit-related fees (1)	115,497	154,218
C.	Tax fees (2)	459,424	680,147
D.	All other fees (3)	—	20,600
	Total Fees	949,021	1,187,365

(1) Consists primarily of fees paid for accounting and auditing consultation services and audits of the Company’s employee benefits plans and fees for services related to Sarbanes-Oxley readiness.

(2) Consists primarily of fees paid for tax compliance and preparation services and tax consultation relating to the acquisition or disposition of certain subsidiaries.

(3) Consists primarily of fees paid for consultation regarding stock compensation and other matters.

The Audit Committee reviews and signs all engagement letters for services to be provided by Deloitte & Touche LLP.  The Audit Committee has considered the effect of non-audit services provided by Deloitte & Touche LLP on Deloitte & Touche LLP’s independence, and does not believe that such independence has been impaired or otherwise compromised.

Report of the Audit Committee

For the fiscal year ended June 30, 2004, the Audit Committee was comprised of four members of the Board of Directors.  The Audit Committee operates under a written charter previously adopted by the Board.  The Audit Committee reviews the Company’s financial reporting process on behalf of the Board. Management has the primary responsibility for the financial statements and the reporting process.  The Company’s independent accountants are responsible for expressing an opinion on the conformity of the Company’s audited financial statements to generally accepted accounting principles. The Audit Committee hereby reports as follows:

1.               The Audit Committee has reviewed and discussed the audited financial statements with the Company’s management.

2.               The Audit Committee has discussed with Deloitte & Touche LLP, the Company’s independent auditors, among other things, the matters required to be discussed by SAS 61 (Communication with Public Audit Committees).

3.               The Audit Committee has received the written disclosures and the representations from Deloitte & Touche LLP required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with Deloitte & Touche LLP their independence.

4.               Based on the review and discussion of the above information, the Audit Committee recommended to the Board of Directors of the Company, and the Board has approved, that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, for filing with the Securities and Exchange Commission.

Respectfully submitted,

AUDIT COMMITTEE
(as of fiscal year ended June 30, 2004)
David Robbins, Chairman
Jacques André
Richard Haddrill
Kevin Verner

PART IV

ITEM 15.                                              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this amended report:

Exhibit Number	Description

14	Code of Ethics and Business Conduct

99.1	Audit Committee Charter

99.2	Nominating and Corporate Governance Charter

99.3	Compensation Committee Charter

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

ALLIANCE GAMING CORPORATION		DATED: October 28, 2004

By	/s/ Richard Haddrill
Richard Haddrill
Chief Executive Officer
(Principal Executive Officer)

By	/s/ Robert L. Saxton
Robert L. Saxton
Executive Vice President, Treasurer and Chief Financial
Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard Haddrill	Chief Executive Officer	October 28, 2004
Richard Haddrill	(Principal Executive Officer), and Director

/s/ Robert L. Saxton	Executive Vice President, Treasurer and Chief	October 28, 2004
Robert L. Saxton	Financial Officer (Principal Financial and Accounting Officer)

/s/ Jacques André	Director	October 28, 2004
Jacques André

/s/ Anthony DiCesare	Director	October 28, 2004
Anthony DiCesare

/s/ Joel Kirschbaum	Director	October 28, 2004
Joel Kirschbaum

	Director and Chairman of the Board	October 28, 2004
David Robbins

	Director	October 28, 2004
Kevin Verner