Form 10-Q
period 2004-09-30
ALLIANCE GAMING CORP
filed 2004-11-09
CIK 2491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

☒ Yes   ☐ No

The number of shares of Common Stock, $0.10 par value, outstanding as of October 1, 2004, according to the records of the registrant’s registrar and transfer agent was 51,044,000.

I N D E X

PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements
Unaudited Condensed Consolidated Balance Sheets as of September 30, 2004 and June 30, 2004
Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2004 and 2003
Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended September 30, 2004
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2004 and 2003
Notes to Unaudited Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Disclosure Controls and Procedures
PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
Item 6.	Exhibits
SIGNATURES

PART I

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In 000s except share amounts)

	September 30, 2004	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$43,229	$172,726
Accounts and notes receivable, net of allowance for doubtful accounts of $12,342 and $9,722	110,100	129,779
Inventories, net of reserves of $7,086 and $4,914	81,466	61,135
Deferred tax assets, net	20,053	20,054
Other current assets	22,264	12,420
Total current assets	277,112	396,114
Long-term investments (restricted)	4,676	2,528
Long-term receivables, net	21,340	12,518
Net investment in leases	8,308	5,614
Leased gaming equipment, net of accumulated depreciation of $36,081 and $31,105	47,138	46,634
Property, plant and equipment, net of accumulated depreciation and amortization of $27,371 and $23,127	76,694	75,838
Goodwill, net	136,764	136,989
Intangible assets, net of accumulated amortization of $14,532 and $12,489	61,990	63,623
Assets of discontinued operations held for sale	4,432	4,442
Other assets, net	6,365	6,354
Total assets	$644,819	$750,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,654	$37,515
Accrued liabilities	61,487	51,469
Jackpot liabilities	9,447	12,075
Income taxes payable	420	7,233
Current maturities of long-term debt	14,662	5,866
Liabilities of discontinued operations held for sale	1,229	4,337
Total current liabilities	133,899	118,495
Long-term debt, net	311,195	423,089
Deferred tax liabilities	850	849
Other liabilities	7,029	6,092
Minority interest	1,298	1,326
Total liabilities	454,271	549,851
Commitments and contingencies
Stockholders’ equity:
Special stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 115 shares and 115 shares issued and outstanding	12	12
Common stock, $.10 par value; 100,000,000 shares authorized; 51,530,000 and 51,426,000 shares issued	5,156	5,145
Treasury stock at cost, 536,900 and 525,000 shares	(665)	(501)
Deferred compensation (restricted stock units)	(6,500)	(6,500)
Additional paid-in capital	194,902	194,040
Accumulated other comprehensive income	1,356	1,524
Retained earnings (accumulated deficit)	(3,713)	7,083
Total stockholders’ equity	190,548	200,803
Total liabilities and stockholders’ equity	$644,819	$750,654

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In 000s, except per share amounts)

	Three Months Ended September 30,
	2004	2003
Revenues:
Gaming equipment and systems	$104,077	$88,468
Casino operations	12,836	12,755
	116,913	101,223
Costs and expenses:
Cost of gaming equipment and systems	50,836	33,237
Cost of casino operations	4,802	5,003
Selling, general and administrative	43,655	29,065
Research and development costs	11,772	5,963
Restructuring charge	1,435	—
Depreciation and amortization	10,841	6,022
	123,341	79,290
Operating income (loss)	(6,428)	21,933
Other income (expense):
Interest income	480	43
Interest expense	(3,962)	(5,729)
Minority interest	(499)	(486)
Refinancing charge	—	(12,293)
Other, net	153	(354)

Income (loss) from continuing operations before income taxes	(10,256)	3,114
Income tax expense (benefit)	(3,851)	1,266
Income (loss) from continuing operations	(6,405)	1,848
Discontinued operations:
Income (loss) from discontinued operations of Nevada Route, net	(4,701)	3,132
Income from discontinued operations of Louisiana Route, net	310	310
Income from discontinued operations of Rail City Casino, net	—	738
Income (loss) from discontinued operations	(4,391)	4,180
Net income (loss)	$(10,796)	$6,028

Basic earnings (loss) per share:
Continuing operations	$(0.13)	$0.04
Discontinued operations	(0.08)	0.08
	$(0.21)	$0.12
Diluted earnings (loss) per share
Continuing operations	$(0.13)	$0.04
Discontinued operations	(0.08)	0.08
Total	$(0.21)	$0.12

Weighted average common shares outstanding	50,966	49,579

Weighted average common and common share equivalents outstanding	50,966	50,687

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (In 000s)

							Accum.	Retained
			Series E			Additional	Other	Earnings	Total
	Common Stock		Special	Treasury	Deferred	Paid-in	Comprehensive	(Accum.	Stockholders’
	Shares	Dollars	Stock	Stock	Comp.	Capital	Income (loss)	Deficit)	Equity
Balances at June 30, 2004	51,426	$5,145	$12	$(501)	$(6,500)	$194,040	$1,524	$7,083	$200,803

Net loss	—	—	—	—	—	—	—	(10,796)	(10,796)
Foreign currency translation adjustment	—	—	—	—	—	—	(168)	—	(168)
Total comprehensive income									(10,964)
Repurchase of common stock for treasury	—	—	—	(164)		—	—	—	(164)
Shares issued upon exercise of options	104	11				626			637
Tax benefit of employee stock option exercise						236			236

Balances at September 30, 2004	51,530	$5,156	$12	$(665)	$(6,500)	$194,902	$1,356	$(3,713)	$190,548

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In 000s)

	Three Months Ended September 30,
	2004	2003
Cash flows from operating activities of continuing operations:
Net income (loss)	$(10,796)	$6,028
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:
(Income) loss from discontinued operations	4,391	(4,180)
Depreciation and amortization	10,841	6,022
Refinancing charge	—	12,293
Deferred income taxes	2	1,277
Provision for losses on receivables	2,717	933
Inventory write down	3,582	40
Other	(2,227)	(1,574)
Change in operating assets and liabilities:
Accounts and notes receivable	5,587	(5,581)
Inventories	(22,596)	(5,347)
Other current assets	(6,831)	(480)
Accounts payable	9,139	2,616
Accrued liabilities and jackpot liabilities	(9,350)	(8,290)
Net cash provided by (used in) operating activities of continuing operations	(15,541)	3,757

Cash flows from investing activities of continuing operations:
Additions to property, plant and equipment	(3,200)	(1,659)
Additions to leased gaming equipment	(8,192)	(5,004)
Additions to other long-term assets	(588)	(6,431)
Proceeds from sale of discontinued operations	—	16,500
Net cash provided by (used in) investing activities of continuing operations	(11,980)	3,406
Cash flows from financing activities of continuing operations:
Capitalized debt issuance costs	—	(5,686)
Proceeds from issuance of long-term debt	—	275,000
Payoff of debt from refinancing	—	(337,625)
Payoff of debt due to sale of net assets of discontinued operations	(101,618)	—
Reduction of long-term debt	(1,511)	(879)
Re-purchase of common stock for treasury	(164)	—
Net change in revolving credit facility	—	70,000
Premium paid on early redemption of debt	—	(5,399)
Proceeds from exercise of stock options and warrants	873	1,460
Net cash used in financing activities of continuing operations	(102,420)	(3,129)

Effect of exchange rate changes on cash	47	(21)

Cash provided by discontinued operations	397	637

Cash and cash equivalents:
Increase (decrease) for period	(129,497)	4,650
Balance, beginning of period	172,726	38,884
Balance, end of period	$43,229	$43,534

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Principles of presentation and consolidation

The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to present fairly the financial position, results of operations and cash flows of Alliance Gaming Corporation and subsidiaries (“Alliance” or the “Company”) for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company’s annual report on Form 10-K for the year ended June 30, 2004.

We completed the sale of Rail City Casino in May 2004 and the sale of United Coin Machine Co. (“UCMC”) in June 2004. As a result of the sale of these assets, the terms of our bank loan agreement required the use of approximately 50% of the net proceeds (as defined in the agreement) to reduce the term loan and revolver principal balances on a pro rata basis. Accordingly, in August 2004 the Company reduced its term loan by $31.6 million and its revolver by $11.3 million.

The accompanying consolidated financial statements include the accounts of Alliance Gaming Corporation, and its wholly owned and partially owned, controlled subsidiaries. The Company consolidates RCVP and records minority interest expense to reflect the portion of the earnings of RCVP attributable to the minority shareholders.  The Company owns 100% of the voting stock and was entitled to receive 71% of dividends declared by VSI, if any, at such time that dividends were declared.

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

2.  STOCK-BASED COMPENSATION

The Company accounts for its stock-based employee compensation awards in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, because the exercise price of the Company’s employee stock options equals or exceeds the market price on date of grant, no compensation expense is recognized.

As provided under Financial Accounting Standards Board No. 123 “Accounting for Stock-Based Compensation” (“FASB No. 123”), companies may continue to account for employee stock-based compensation under APB 25, but are required to disclose historical pro-forma net income and earnings per share that would have resulted from the use of the fair value method described in FASB No. 123.

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

	Three Months Ended September 30,
	2004	2003
Net income (loss)
As reported	$(10,796)	$6,028
Stock-based compensation under FASB No. 123, net of tax	(1,580)	(1,837)
Pro forma net income (loss)	$(12,376)	$4,191

Earnings per share:
Basic and diluted — As reported	$(0.21)	$0.12
Basic and diluted — Pro forma	$(0.24)	$0.08

On the date of grant using the Black-Scholes option-pricing model, the following assumptions were used to estimate the grant-date fair value of the options in the periods indicated:

	Three Months Ended September 30,
	2004	2003
Risk-fee interest rate (weighted average)	2.5%	3.5%
Expected volatility	0.26	0.26
Expected dividend yield	0%	0%
Expected life	3-10 years	3-10 years

The resulting fair values applied to the options granted were $5.67 and $9.36 per share for the three month periods ended September 30, 2004 and September 30, 2003, respectively.

3.  DISCONTINUED OPERATIONS

We have completed several divestitures in accordance with our plan to sell our “non-core” businesses, which was a strategy we announced in July 2003.  In July 2003, we completed the sale of Bally Wulff to a private equity investor.  Since the net assets of Bally Wulff were written down to the estimated sell price in June 2003, no additional gain or loss was recorded upon the closing of the sale. In May 2004, we completed the sale of Rail City Casino to The Sands Resort.  On June 30, 2004, we completed the sale of United Coin Machine Co.  (“UCMC”).

On October 15, 2004 the Company completed the sale of its interest in VSI to Churchill Downs Incorporated.  We received approximately $2.0 million.

The results of these discontinued operations are presented net of applicable income taxes within income from discontinued operations in the accompanying consolidated statements of operations.  The net assets of VSI are classified as assets held for sale in the accompanying condensed consolidated balance sheets.

Operating results for the discontinued operations for the quarter ended September 30, 2004 include VSI and UCMC, while the results for the quarter ended September 30, 2003 include UCMC, VSI, and Rail City.  Summary operating results are as follows (in 000s):

	Three Months Ended September 30,
	2004	2003
Net revenues	$3,955	$60,012
Operating income	487	6,467
Loss on litigation settlement, Nevada Route	(7,356)	—
Income tax expense (benefit)	(2,478)	2,287
Income (loss) from discontinued operations	$(4,391)	$4,180

During the quarter ended September 30, 2004, a Federal District Court jury reached a verdict in a patent infringement case filed by Action Gaming, Inc. and International Game Technology, Inc. (“plaintiffs”).  The jury awarded the plaintiffs approximately $7.4 million (or $4.7 million after tax) in damages related to a single, optional feature offered in certain multi-hand poker games provided solely by UCMC.  This charge is included in the UCMC discontinued operations in the table above.

The following schedule reflects the net assets held for sale, included in the accompanying consolidated balance sheets consisting of VSI as of September 30, 2004 and June 30, 2004 (in 000s):

	Sept 30,	June 30,
	2004	2004
Cash and cash equivalents	$3,562	$3,543
Other assets	870	899
Total assets	4,432	4,442

Current liabilities	1,213	4,321
Long-term liabilities	16	16
Total liabilities	$1,229	4,337

Net assets of discontinued operations	$3,203	$105

4. OTHER CURRENT ASSETS

                                                Other current assets consist of the following (in 000s):

	Sept 30,	June 30,
	2004	2004
Prepaid taxes	$1,117	$814
Prepaid royalty	3,344	2,623
Refundable deposits	7,587	3,229
Games on trial	2,474	2,608
Deferred cost of revenue	2,956	208
Prepaid licensing and intellectual fees	1,102	1,001
Prepaid insurance	873	592
Prepaid other expense	2,811	1,345
Total accrued liabilities	$22,264	$12,420

The increase in refundable deposits of $4.4 million is a result of units purchased from other manufacturers.  The increase in deferred costs of $2.7 million is due to shipments of games to the European market which will not be installed until the second quarter of fiscal year 2005.

5.  INVENTORIES

                                                Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Cost elements included for work-in-process and finished goods include raw materials, freight, direct labor and manufacturing overhead. Inventories, net of valuation reserves, consist of the following (in 000s):

	Sept 30,	June 30,
	2004	2004
Raw materials	$43,780	$26,050
Work-in-process	5,172	3,324
Finished goods	32,514	31,761
Total	$81,466	$61,135

                                                During the quarter ended September 30, 2004, the Company recorded an inventory write down of $3.0 million for recently discontinued legacy video products and used games which have been identified for accelerated disposal.

6.  PROPERTY, PLANT AND EQUIPMENT AND LEASED GAMING EQUIPMENT

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

                                                Property, plant and equipment consist of the following (in 000s):

	Sept 30,	June 30,
	2004	2004
Land and land improvements	$19,086	$19,086
Buildings and leasehold improvements	30,700	29,937
Gaming equipment	32,166	29,121
Furniture, fixtures and equipment	22,113	20,821
Less accumulated depreciation and amortization	(27,371)	(23,127)
Total property, plant and equipment, net	$76,694	$75,838

Leased gaming equipment	$83,219	$77,739
Less accumulated depreciation	(36,081)	(31,105)
Total leased gaming equipment, net	$47,138	$46,634

7.  INTANGIBLE ASSETS AND GOODWILL

                                                In July 2001, the Company adopted FASB No. 142 “Goodwill and Other Intangible Assets”, which requires companies to cease amortizing goodwill and certain intangible assets with indefinite useful lives.  Instead, goodwill and intangible assets deemed to have indefinite useful lives are to be reviewed for impairment annually at the reporting unit level (Gaming equipment and systems, and casino operations).  There was no impairment of goodwill upon adoption of FASB No. 142. No impairment was charged to goodwill in the three months ended September 30, 2004 or during fiscal 2004.

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

Intangibles

                            Intangible assets excluding discontinued operations consist of the following (in 000s):

		September 30, 2004			June 30, 2004
	Wt. Avg	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Computer software	3	$8,866	$(2,260)	$6,606	$8,963	$(1,498)	$7,465
Computer software acquisitions	9	11,700	(3,705)	7,995	11,700	(3,380)	8,320
License Rights	3-5	3,101	(2,228)	873	2,745	(1,979)	766
Capitalized regulatory approval costs	3	4,885	(1,172)	3,713	4,767	(833)	3,934
CRM Project	5	3,290	(963)	2,327	3,039	(1,046)	1,993
PLM Project	5	1,800	—	1,800	1,585	—	1,585
Trademarks	5	6,688	(309)	6,379	6,688	(288)	6,400
Patents	13	9,470	(538)	8,932	9,470	(307)	9,163
Non-Compete Agreements	6	275	—	275	275	—	275
Customer Relationships	5	740	—	740	740	—	740
Core Technology	8	5,445	(395)	5,050	5,445	(227)	5,218
Deferred Financing Costs	6	6,911	(1,333)	5,578	6,910	(1,017)	5,893
Contracts	10	12,100	(714)	11,386	12,100	(411)	11,689
Other Intangibles	7	1,255	(919)	336	1,685	(1,503)	182
Total		$76,526	$(14,536)	$61,990	$76,112	$(12,489)	$63,623

                                                Amortization expense totaled $2.0 million and $1.3 million for the three months ended September 30, 2004 and 2003, respectively.  Computer software amortization expense totaled $0.5 million for the three months ended September 30, 2004 and 2003.

Future amortization of intangible assets is scheduled as follows (in 000s):

Periods and Years ending June 30,
2005	$7,796
2006	8,636
2007	6,778
2008	5,509
2009	4,882
Thereafter	28,389
Total	$61,990

Goodwill

                                                The changes in the carrying amount of goodwill are as follows (in 000s):

Balance as of June 30, 2004	$136,989
Foreign currency translation adjustment	(225)
Balance as of September 30, 2004	$136,764

The purchase agreements for two recent acquisitions, Sierra Design Group (“SDG”) and MindPlay LLC, call for future contingent consideration (“earnouts”) to be paid to the former principals of these companies, as more fully descried in footnote 14. The MindPlay earnout is payable based on future revenues and gross margins from the sale of MindPlay products, while the SDG earnout is payable based on Adjusted EBITDA (as that term is defined in the purchase agreement) and revenues generated from the SDG related business division over the three year period ended June 30, 2007. Any earnout payments made under either agreement will be treated as additional purchase consideration, which would result in increases in goodwill.

8.  ACCRUED AND JACKPOT LIABILITIES

                                                Accrued liabilities consist of the following (in 000s):

	Sept 30,	June 30,
	2004	2004
Payroll and related costs	$10,600	$11,905
Interest	898	1,265
Professional and consulting fees	3,548	3,102
Deferred revenues, sales and use taxes	7,359	5,113
Regulatory approval cost accruals	690	652
Royalties, rebates, direct mail coupons	8,146	6,607
Customer deposits	11,670	9,896
Acquisition related accruals	3,714	3,806
Divestiture related accruals	560	4,377
Litigation accruals	8,581	—
Severance accruals	1,353	—
Other	4,368	4,746
Subtotal	61,487	51,469
Jackpots accrued not yet awarded	9,447	12,075
Total accrued liabilities	$70,934	$63,544

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

                        The increase in litigation accruals of $8.6 million is a result of the patent litigation discussed in Note 3 and consists of the damage award of $7.4 million and related litigation costs.

                        9.  LONG-TERM DEBT

  Long-term debt consisted of the following (in 000s):

	Sept 30,	June 30,
	2004	2004
Term Loan facility	$317,507	$350,000
Revolving credit facility	—	70,000
Other, generally unsecured	8,350	8,955
	325,857	428,955
Less current maturities	14,662	5,866
Long-term debt, less current maturities	$311,195	$423,089

The Company’s debt structure at September 30, 2004 consists primarily of a term loan facility with an original balance of $350 million and a $125 million revolving credit facility. The term loan which is due on September 4, 2009, has an interest rate of LIBOR plus 2.25% or 3.8% at September 30, 2004, and has required quarterly principal reductions of approximately 1% per annum.

We completed the sale of Rail City in May 2004 and the sale of UCMC in June 2004. As a result of the sale of these assets, the terms of our bank loan agreement required the use of approximately 50% of the net proceeds (as defined in the agreement) to reduce the term loan and revolver principal balances on a pro rata basis, no later than 180 days after the close of the sales. Accordingly, in August 2004 the Company made an initial reduction in the term loan of $31.6 million and the revolver of $11.3 million and will be required to make additional term loan reduction currently estimated to be approximately $10.0 million by December 31, 2004. In August 2004 the Company made additional revolver paydown totaling $58.7 million, which reduced the revolver to zero.  The Company has the ability to borrow approximately $10.0 million on the revolver as of September 30, 2004.

The Company’s bank credit agreement contains several covenants including maximum leverage ratio, minimum cash flow (as that term is defined in the agreement) and fixed charge coverage ratio.  The credit agreement also contains a number of  maintenance covenants and other significant covenants that, among other things, restrict the ability of the Company certain of its subsidiaries to dispose of assets, incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of the Company’s subsidiaries, engage in mergers or acquisitions, or engage in certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities.  As of September 30, 2004, the Company is in compliance with the financial covenants.

The other debt totaling approximately $8.4 million as of September 30, 2004, consists primarily of the debt owed to the former principals of MCC, MindPlay, and CMS totaling $2.5 million, $4.0 million  and $0.4 million respectively.  The loans are due at various dates between 2005 and 2006 and bear rates of interest between LIBOR plus 2% (3.8% as of September 30, 2004) and 6%, and are generally unsecured.

10.  EARNINGS PER SHARE

The following computation of basic and diluted earnings (loss) per share from continuing operations, and income (loss) applicable to common shares are as follows (in 000s except per share amounts):

	Three Months Ended September 30,
	2004	2003
Net income (loss) from continuing operations	$(6,405)	$1,848
Net income (loss) from discontinued operations	(4,391)	4,180
Net income (loss)	$(10,796)	$6,028

Weighted average common shares outstanding	50,966	49,579
Effect of dilutive securities	—	1,108
Weighted average common and dilutive shares outstanding	50,966	50,687

Earnings (loss) per basic share:
Income (loss) from continued operations	$(0.13)	$0.04
Income (loss) from discontinued operations	(0.08)	0.08
	$(0.21)	$0.12
Earnings (loss) per diluted share:
Income (loss) from continued operations	$(0.13)	$0.04
Income (loss) from discontinued operations	(0.08)	0.08
	$(0.21)	$0.12

Diluted earnings per share represents the potential dilution that could occur if all dilutive securities outstanding were exercised. Certain securities do not have dilutive effect because their exercise price exceeds the fair market value of the underlying stock. Such securities are excluded from the diluted earnings per share calculation and consist of the following (in 000s):

	Three Months Ended September 30,
	2004	2003
Stock options	2,004	672
Restricted stock units	377	—
Warrants	100	—
	2,481	672

For the quarter ended September 30, 2004, a total of 2.2 million in-the-money options were also excluded from the dilutive earnings per share calculation as they are also antidilutive.

A total of 377,030 RSU’s were granted on June 30, 2004, as part of the employment agreement of the Company’s new Chief Executive Officer. The RSU’s granted were treated as deferred compensation which will be amortized over the three year term of Mr. Haddrill’s employment agreement which began October 1, 2004.

11.    SEGMENTS AND GEOGRAPHICAL INFORMATION

The Company currently operates in two business segments (exclusive of the business segments included in discontinued operations): (i) Gaming Equipment and Systems which designs, manufactures and distributes gaming machines and computerized monitoring systems for gaming machines, and (ii) Casino Operations which currently owns and operates a casino in Vicksburg, Mississippi. The accounting policies of these segments are consistent with Company’s policies for the Consolidated Financial Statements.

The table below presents information as to the Company’s revenues and operating income by segment (in 000s):

	Three Months Ended
	September 30,
	2004	2003
Revenues:
Gaming Equipment and Systems	$104,077	$88,468
Casino Operations	12,836	12,755
Total revenues	$116,913	$101,223

Intersegment revenues:
Gaming Equipment and Systems	$172	$93
Casino Operations	—	—
Total intersegment revenues	$172	$93

Operating income (loss):
Gaming Equipment and Systems	$(4,487)	$21,358
Casino Operations	3,796	4,014
Corporate/other	(5,737)	(3,439)
Total operating income (loss)	$(6,428)	$21,933

The Company has operations based primarily in the United States with sales and distribution offices in Europe and South America.

The table below presents information as to the Company’s revenues, operating income, identifiable assets capital expenditures and depreciation and amortization by geographic region (in 000s):

	Three Months Ended
	September 30,
	2004	2003
Revenues:
United States	$111,682	$92,612
Germany	1,176	6,032
Other foreign	4,055	2,579
Total revenues	$116,913	$101,223

Operating income (loss):
United States	$(5,515)	$21,159
Germany	(401)	1,024
Other foreign	(512)	(250)
Total operating income (loss)	$(6,428)	$21,933

12.    SUPPLEMENTAL CASH FLOW INFORMATION

                              The following supplemental information is related to the consolidated statements of cash flows (in 000s).

	Three Months Ended
	September 30,
	2004	2003
Cash paid for interest	$3,311	$11,695
Cash paid for income taxes	3,057	1,239

Non-cash investing and financing transactions:
Reclassify property, plant and equipment to inventory	$1,193	$799
Unfavorable translation rate adjustment	215	732

          13.  RESTRUCTURING CHARGE

During the quarter ended September 30, 2004, the Company undertook an extensive review of its operations and accordingly reduced its workforce which resulted in a restructuring charge and accrual totaling $1.4 million, of this charge, $0.9 million was recorded at the gaming equipment and systems segment and $0.5 million was recorded at corporate segment.  No further costs will be incurred in connection with this restructuring, as all employees subject to this have been terminated from the Company as of September 30, 2004; however future restructuring charges may be incurred if the Company initiates future reduction in its workforce.

14.  COMMITMENTS AND CONTINGENCIES

The Company is also a party to various lawsuits relating to routine matters incidental to its business.  Management does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company.

In June and July 2004, purported class actions were filed against Alliance Gaming Corporation and its officers, Robert Miodunski (the Company’s former Chief Executive Officer), Robert Saxton, Mark Lerner, and Steven Des Champs, in the Federal District Court for the District of Nevada. The nearly identical complaints allege violations of the Securities Exchange Act of 1934 stemming from the revision of earnings guidance, and declines in the stock price. At the plaintiffs’ request, the district court consolidated the cases and appointed a lead plaintiff and counsel, as is customary in such cases. The next step is for the plaintiffs to file a consolidated complaint. We believe the lawsuits are without merit and the Company intends to vigorously defend the action. In addition, in July 2004 two derivative lawsuits were filed in Nevada state court against the members of the board of directors and the officers listed above. The Company is named as a nominal defendant in the derivative lawsuits as the claims are purportedly asserted for the benefit of the Company. These lawsuits assert claims for breach of fiduciary duty and waste of corporate assets arising out of the same events as those giving rise to the class actions described above. These two cases have also been consolidated, and a consolidated complaint has been filed.

On February 19, 2004, the Company completed the acquisition of MindPlay. The Company purchased substantially all of the assets and liabilities of MindPlay for consideration of $11.0 million in cash, a promissory note in the amount of $4.0 million and a warrant to purchase 100,000 shares of Alliance Common Stock, plus transaction fees and expense resulting in total consideration of $15.9 million.  Additional consideration may become payable in cash over the next 13 years upon the MindPlay business unit achieving certain significant revenue and gross margin targets.  The additional consideration that may become payable will be recorded as an additional cost of the acquired entity.

Additionally, on March 2, 2004, the Company completed the acquisition of SDG. The Company purchased 100 percent of the outstanding shares of SDG for consideration of approximately $29.8 million in cash and 662,000 shares of Alliance Common Stock. In addition, the Company assumed approximately $80 million of debt  plus transaction fees and expenses, resulting in total initial consideration of $126.4 million. Additional contingent consideration of up to $95.6 million may become payable, in equal portions of cash and stock, over the next three fiscal years upon the SDG business unit achieving certain significant revenue and EBITDA (as that term is defined in the purchase agreement) targets.  The additional consideration that may become payable will be recorded as an additional cost of the acquired entity.

Management believes that cash flows from current operating activities and the limited availability under the revolving credit facility will provide the Company with sufficient capital resources and liquidity.  At September 30, 2004 we had no material commitments for capital expenditures.

          15.  UNAUDITED CONSOLIDATING FINANCIAL STATEMENTS

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

UNAUDITED CONSOLIDATING BALANCE SHEETS

September 30, 2004

(In 000s)

				Reclass-	Alliance
				ifications	Gaming
			Non-	and	Corporation
		Guaranteeing	Guaranteeing	Elimina-	and
	Parent	Subsidiaries	Subsidiaries	tions	Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$27,839	$6,405	$8,985	$—	$43,229
Accounts and notes receivable, net	2,070	93,081	15,754	(805)	110,100
Inventories, net	—	74,033	7,773	(340)	81,466
Deferred tax assets, net	1,461	18,592	—	—	20,053
Other current assets	1,240	18,725	2,299	—	22,264
Total current assets	32,610	210,836	34,811	(1,145)	277,112
Long-term investment (restricted)	—	4,676	—	—	4,676
Long-term receivables, net	259,355	18,777	22	(256,814)	21,340
Net investment in leases	—	8,308	—	—	8,308
Leased gaming equipment, net	—	51,424	(4,286)	—	47,138
Property, plant and equipment, net	77	33,693	42,924	—	76,694
Goodwill, net	(900)	119,715	17,949	—	136,764
Intangible assets, net	5,582	51,932	4,476	—	61,990
Investments in subsidiaries	338,335	75,203	—	(413,538)	—
Deferred tax assets, net	5,342	—	—	(5,342)	—
Assets of discontinued operations held for sale	39	—	4,393	—	4,432
Other assets, net	(110,570)	133,173	(16,190)	(48)	6,365
	$529,870	$707,737	$84,099	$(676,887)	$644,819
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$971	$44,535	$1,148	$—	$46,654
Accrued liabilities	12,922	44,687	4,743	(865)	61,487
Jackpot liabilities	—	9,301	146	—	9,447
Taxes payable	—	420	—	—	420
Current maturities of long-term debt	12,388	2,274	—	—	14,662
Liabilities of disc operations held for sale	—	—	1,229	—	1,229
Total current liabilities	26,281	101,217	7,266	(865)	133,899
Long term debt, net	309,119	258,724	—	(256,648)	311,195
Deferred tax liabilities	—	4,557	1,635	(5,342)	850
Other liabilities	2,624	4,405	—	—	7,029
Minority interest	1,298	—	—	—	1,298
Total liabilities	339,322	368,903	8,901	(262,855)	454,271
Commitments and contingencies
Stockholders’ equity:
Special stock series E	12	—	—	—	12
Common stock	5,156	109	1,027	(1,136)	5,156
Treasury stock	(665)	—	—	—	(665)
Deferred compensation	(6,500)	—	—	—	(6,500)
Additional paid-in capital	194,902	260,813	33,415	(294,228)	194,902
Accumulated other comprehensive income (loss)	1,356	1,359	2,688	(4,047)	1,356
Retained earnings (accumulated deficit)	(3,713)	76,553	38,068	(114,621)	(3,713)
Total stockholders’ equity	190,548	338,834	75,198	(414,032)	190,548
	$529,870	$707,737	$84,099	$(676,887)	$644,819

See accompanying unaudited notes.

UNAUDITED CONSOLIDATING BALANCE SHEETS

June 30, 2004

(In 000s)

				Reclass-	Alliance
				ifications	Gaming
			Non-	and	Corporation
		Guaranteeing	Guaranteeing	Elimina-	and
	Parent	Subsidiaries	Subsidiaries	tions	Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$155,347	$7,742	$9,637	$—	$172,726
Accounts and notes receivable, net	1,806	110,693	17,984	(704)	129,779
Inventories, net	—	55,125	6,161	(151)	61,135
Deferred tax assets, net	1,461	18,593	—	—	20,054
Other current assets	744	10,531	1,145	—	12,420
Total current assets	159,358	202,684	34,927	(855)	396,114
Long-term investment (restricted)	—	2,528	—	—	2,528
Long-term receivables, net	254,862	9,789	22	(252,155)	12,518
Net investment in leases	—	5,614	—	—	5,614
Leased gaming equipment, net	—	50,664	(4,030)	—	46,634
Property, plant and equipment, net	70	33,299	42,469	—	75,838
Goodwill, net	(900)	119,715	18,174	—	136,989
Intangible assets, net	5,899	52,958	4,766	—	63,623
Investments in subsidiaries	345,560	74,234	—	(419,794)	—
Deferred tax assets, net	5,342	—	—	(5,342)	—
Assets of discontinued operations held for sale	39	—	4,403	—	4,442
Other assets, net	(122,036)	143,833	(15,443)	—	6,354
	$648,194	$695,318	$85,288	$(678,146)	$750,654
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$974	$34,017	$2,524	$—	$37,515
Accrued liabilities	9,744	37,391	5,052	(718)	51,469
Jackpot liabilities	—	11,934	141	—	12,075
Taxes payable	5,538	1,140	555	—	7,233
Current maturities of long-term debt	3,313	2,553	—	—	5,866
Liabilities of disc operations held for sale	3,185	—	1,152	—	4,337
Total current liabilities	22,754	87,035	9,424	(718)	118,495
Long term debt, net	420,687	254,391	—	(251,989)	423,089
Deferred tax liabilities	—	4,556	1,635	(5,342)	849
Other liabilities	2,624	3,468	—	—	6,092
Minority interest	1,326	—	—	—	1,326
Total liabilities	447,391	349,450	11,059	(258,049)	549,851
Commitments and contingencies
Stockholders’ equity:
Special stock series E	12	—	—	—	12
Common stock	5,145	109	1,027	(1,136)	5,145
Treasury stock	(501)	—	—	—	(501)
Deferred compensation	(6,500)	—	—	—	(6,500)
Additional paid-in capital	194,040	260,813	33,415	(294,228)	194,040
Accumulated other comprehensive income (loss)	1,524	1,527	2,713	(4,240)	1,524
Retained earnings (accumulated deficit)	7,083	83,419	37,074	(120,493)	7,083
Total stockholders’ equity	200,803	345,868	74,229	(420,097)	200,803
	$648,194	$695,318	$85,288	$(678,146)	$750,654

See accompanying unaudited notes.

UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2004

(In 000s)

				Reclass-	Alliance
				ifications	Gaming
			Non-	and	Corporation
		Guaranteeing	Guaranteeing	Elimina-	and
	Parent	Subsidiaries	Subsidiaries	tions	Subsidiaries
Revenues:
Gaming equipment and systems	$—	$103,094	$5,231	$(4,248)	$104,077
Casino operations	—	—	14,258	(1,422)	12,836
	—	103,094	19,489	(5,670)	116,913
Costs and expenses:
Cost of gaming equipment and systems	—	52,202	2,693	(4,059)	50,836
Cost of casino operations	—	—	4,802	—	4,802
Selling, general and administrative	3,979	33,139	7,959	(1,422)	43,655
Research and development costs	—	11,669	103	—	11,772
Restructuring charge	1,435	—	—	—	1,435
Depreciation and amortization	323	9,469	1,049	—	10,841
	5,737	106,479	16,606	(5,481)	123,341
Operating income (loss)	(5,737)	(3,385)	2,883	(189)	(6,428)

Earnings in consolidated subsidiaries	(6,600)	1,449	—	5,151	—

Other income (expense):
Interest income	5,007	8	124	(4,659)	480
Interest expense	(3,885)	(4,733)	(3)	4,659	(3,962)
Rainbow royalty	1,613	—	(1,613)	—	—
Minority interest	(499)	—	—	—	(499)
Other, net	140	(44)	57	—	153
Income (loss) from continuing operations before income taxes	(9,961)	(6,705)	1,448	4,962	(10,256)
Income tax expense (benefit)	(3,556)	(294)	(1)	—	(3,851)
Net income (loss) from continuing operations	(6,405)	(6,411)	1,449	4,962	(6,405)

Discontinued Operations:
Income from disc. ops. of Nevada Route, net	(4,701)	—	—	—	(4,701)
Income from disc. ops. of Louisiana Route, net	—	—	310	—	310
Earnings from consolidated discontinued operations	310	310	—	(620)	—
Income (loss) from discontinued operations	(4,391)	310	310	(620)	(4,391)
Net income (loss)	$(10,796)	$(6,101)	$1,759	$4,342	$(10,796)

See accompanying unaudited notes.

UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2003

(In 000s)

				Reclass-	Alliance
				ifications	Gaming
			Non-	and	Corporation
		Guaranteeing	Guaranteeing	Elimina-	and
	Parent	Subsidiaries	Subsidiaries	tions	Subsidiaries
Revenues:
Gaming equipment and systems	$—	$85,009	$8,612	$(5,153)	$88,468
Casino operations	—	—	14,239	(1,484)	12,755
	—	85,009	22,851	(6,637)	101,223
Costs and expenses:
Cost of gaming equipment and systems	—	32,688	5,585	(5,036)	33,237
Cost of casino operations	—	—	5,003	—	5,003
Selling, general and administrative	2,933	21,212	6,404	(1,484)	29,065
Research and development costs	—	5,741	222	—	5,963
Depreciation and amortization	506	4,669	847	—	6,022
	3,439	64,310	18,061	(6,520)	79,290
Operating income (loss)	(3,439)	20,699	4,790	(117)	21,933

Earnings in consolidated subsidiaries	19,752	2,569	—	(22,321)	—

Other income (expense):
Interest income	3,070	—	5	(3,032)	43
Interest expense	(5,661)	(3,084)	(16)	3,032	(5,729)
Rainbow royalty	1,593	—	(1,593)	—	—
Minority interest	(486)	—	—	—	(486)
Refinancing charge	(12,293)	—	—	—	(12,293)
Other, net	109	(197)	(266)	—	(354)

Income (loss) from continuing operations before income taxes	2,645	19,987	2,920	(22,438)	3,114
Income tax expense	(797)	(118)	(351)	—	(1,266)
Net income (loss) from continuing operations	1,848	19,869	2,569	(22,438)	1,848

Discontinued Operations:
Income from disc. ops. of Nevada Route, net	—	3,132	—	—	3,132
Income from disc. ops. of Louisiana Route, net	—	—	310	—	310
Income from disc. ops. of Rail City, net	—	738	—	—	738
Earnings from consolidated discontinued operations	4,180	310	—	(4,490)	—
Income (loss) from discontinued operations	4,180	4,180	310	(4,490)	4,180
Net income (loss)	$6,028	$24,049	$2,879	$(26,928)	$6,028

See accompanying unaudited notes.

UNAUDITED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended September 30, 2004

(000s)

				Reclass-	Alliance
				ifications	Gaming
			Non-	and	Corporation
		Guaranteeing	Guaranteeing	Elimina-	and
	Parent	Subsidiaries	Subsidiaries	tions	Subsidiaries
Cash flows from operating activities of continuing operations:
Net income (loss)	$(10,796)	$(6,101)	$1,759	$4,342	$(10,796)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:
(Income) loss from discontinued operations	4,391	(310)	(310)	620	4,391
Depreciation and amortization	323	9,469	1,049	—	10,841
Deferred income taxes	—	2	—	—	2
Provision for losses on receivables	—	2,650	67	—	2,717
Inventory write down	—	3,582	—	—	3,582
Other	(29)	(2,159)	(39)	—	(2,227)
Change in operating assets and liabilities:
Accounts and notes receivable	(96)	3,167	2,415	101	5,587
Intercompany accounts	(13,459)	17,817	747	(5,105)	—
Inventories	—	(21,298)	(1,487)	189	(22,596)
Other current assets	(272)	(5,431)	(1,128)	—	(6,831)
Accounts payable	(5)	10,520	(1,376)	—	9,139
Accrued liabilities and jackpot liabilities	(5,769)	(2,584)	(850)	(147)	(9,350)
Net cash provided by (used in) operating activities of continuing operations	(25,712)	9,324	847	—	(15,541)

Cash flows from investing activities of continuing operations:
Additions to property, plant and equipment	(12)	(2,006)	(1,182)	—	(3,200)
Additions to leased gaming equipment	—	(8,192)	—	—	(8,192)
Additions to other long-term assets	—	(592)	4	—	(588)
Net cash used in investing activities of continuing operations	(12)	(10,790)	(1,178)	—	(11,980)

Cash flows from financing activities of continuing operations:
Payoff of debt due to sale of net assets of discontinued operations	(101,618)	—	—	—	(101,618)
Reduction of long-term debt	(875)	(636)	—	—	(1,511)
Re-purchase of common stock for treasury	(164)	—	—	—	(164)
Proceeds from exercise of stock options and warrants	873	—	—	—	873
Dividends received (paid)	—	765	(765)	—	—
Net cash provided by (used in) financing activities of continuing operations	(101,784)	129	(765)	—	(102,420)

Effect of exchange rate changes on cash	—	—	47	—	47

Cash provided by discontinued operations	—	—	397	—	397

Cash and cash equivalents:
Decrease for the period	(127,508)	(1,337)	(652)	—	(129,497)
Balance, beginning of period	155,347	7,742	9,637	—	172,726
Balance, end of period	$27,839	$6,405	$8,985	$—	$43,229

See accompanying unaudited notes.

UNAUDITED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended September 30, 2003

(000s)

				Reclass-	Alliance
				ifications	Gaming
			Non-	and	Corporation
		Guaranteeing	Guaranteeing	Elimina-	and
	Parent	Subsidiaries	Subsidiaries	tions	Subsidiaries
Cash flows from operating activities of continuing operations:
Net income (loss)	$6,028	$24,049	$2,879	$(26,928)	$6,028
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:
(Income) loss from discontinued operations	(4,180)	(4,180)	(310)	4,490	(4,180)
Depreciation and amortization	506	4,669	847	—	6,022
Refinancing charge	12,293	—	—	—	12,293
Deferred income taxes	1,275	2	—	—	1,277
Provision for losses on receivables	—	915	18	—	933
Inventory write down	—	40	—	—	40
Other	(159)	(1,421)	6	—	(1,574)
Change in operating assets and liabilities:
Accounts and notes receivable	(1,566)	(6,658)	2,510	133	(5,581)
Intercompany accounts	(10,124)	(10,010)	(2,205)	22,339	—
Inventories	—	(5,387)	(78)	118	(5,347)
Other current assets	(347)	(129)	(4)	—	(480)
Accounts payable	(540)	3,308	(152)	—	2,616
Accrued liabilities and jackpot liabilities	(8,726)	921	(333)	(152)	(8,290)
Net cash provided by (used in) operating activities of continuing operations	(5,540)	6,119	3,178	—	3,757

Cash flows from investing activities of continuing operations:
Additions to property, plant and equipment	(7)	(1,546)	(106)	—	(1,659)
Additions to leased gaming equipment	—	(5,004)	—	—	(5,004)
Additions to other long-term assets	(5,633)	(926)	128	—	(6,431)
Proceeds from sale of discontinued operations	16,500	—	—	—	16,500
Net cash used in investing activities of continuing operations	10,860	(7,476)	22	—	3,406

Cash flows from financing activities of continuing operations:
Capitalized debt issuance costs	(5,686)	—	—	—	(5,686)
Proceeds from issuance of long-term debt	275,000	—	—	—	275,000
Payoff of debt from refinancing	(337,625)	—	—	—	(337,625)
Reduction of long-term debt	(495)	(375)	(9)	—	(879)
Net change in revolving credit facility	70,000	—	—	—	70,000
Premium paid on early redemption of debt	(5,399)	—	—	—	(5,399)
Proceeds from exercise of stock options	1,460	—	—	—	1,460
Dividends received (paid)	—	3,233	(3,233)	—	—
Net cash provided by (used in) financing activities of continuing operations	(2,745)	2,858	(3,242)	—	(3,129)

Effect of exchange rate changes on cash	—	—	(21)	—	(21)

Cash provided by (used in) discontinued operations	—	(157)	794	—	637

Cash and cash equivalents:
Increase for the period	2,575	1,344	731	—	4,650
Balance, beginning of period	12,730	18,036	8,118	—	38,884
Balance, end of period	$15,305	$19,380	$8,849	$—	$43,534

See accompanying unaudited notes.

Debt and Revolving Credit Facility

Long-term debt and lines of credit at September 30, 2004 consist of the following (in 000s):

			Reclass-	Alliance
			ifications	Gaming
			and	Corporation
		Guaranteeing	Elimina-	and
	Parent	Subsidiaries	tions	Subsidiaries
Term Loan Facility	$317,507	$—	$—	$317,507
Intercompany notes payable	—	256,648	(256,648)	—
Other, generally unsecured	4,000	4,350	—	8,350
	321,507	260,998	(256,648)	325,857
Less current maturities	12,388	2,274	—	14,662
Long-term debt, less current maturities	$309,119	$258,724	$(256,648)	$311,195

Long-term debt and lines of credit at June 30, 2004 consist of the following (in 000s):

			Reclass-	Alliance
			ifications	Gaming
			and	Corporation
		Guaranteeing	Elimina-	and
	Parent	Subsidiaries	tions	Subsidiaries
Term Loan Facility	$350,000	—	—	$350,000
Revolving credit facility	70,000	—	—	70,000
Intercompany notes payable	—	251,989	(251,989)	—
Other, generally unsecured	4,000	4,955	—	8,955
	424,000	256,944	(251,989)	428,955
Less current maturities	3,313	2,553	—	5,866
Long-term debt, less current maturities	$420,687	$254,391	$(251,989)	$423,089

ALLIANCE GAMING CORPORATION

FORM 10-Q

September 30, 2004

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain matters in this Form 10-Q and our other filings with the Securities and Exchange Commission, including, without limitation, certain matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Quantitative and Qualitative Disclosures about Market Risk, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby.  Those statements reflect the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, future events and financial trends affecting the Company.

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

Introduction

Operating under the name Bally Gaming and Systems, we are a worldwide leader in designing, manufacturing and distributing traditional and nontraditional gaming machines, having marketed over 100,000 gaming machines during the past five years, and computerized monitoring systems for gaming facilities.  The Bally Gaming and Systems business unit consists of three divisions: Game sales, System sales and Gaming operations. We also own and operate a dockside casino in Vicksburg, Mississippi, which has approximately 12 table games and approximately 930 gaming devices (“Casino Operations”). Further information about our business units is contained in the notes to the Consolidated Financial Statements (“Segments and Geographical Information”) and in our annual report filed on Form 10-K.

We recognize revenue from the following sources:  sales of gaming machines, operation of wide-area progressive systems and lease of gaming machines, sales of computerized monitoring systems and related recurring hardware and software maintenance revenue, and from casino operations.  We often accept used machines as trade-ins toward the purchase of new gaming equipment. These trade-ins are negotiated at the time of sale for that transaction only, and there are no provisions for rights to future trade-ins contained in the purchase agreement for the new gaming equipment.   The traded-in gaming machine is accounted for as a discount to the contracted selling price of a new gaming machine.

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

Our research and development costs are driven by the development cycle for hardware which varies between a few months for minor revisions to more than a year for major design changes or for changes made by various slot manufacturers with which our product must communicate and be physically integrated. Software development results in (i) periodic product releases that include new features that extend and enhance casino enterprise systems; (ii) periodic maintenance releases that enable casino operators to correct problems or improve the usability of the system; and (iii) documentation needed to install and use the system.

Depreciation and amortization expense for tangible and intangible assets have historically been significant factors in determining our overall profitability.  Based on intangible assets currently held by us and the allocation of the aggregate purchase price of acquisitions completed during the year ended June 30, 2004, we expect the total amortization expense incurred will continue to increase.

Basis of Presentation

Our results include the accounts of Alliance Gaming Corporation, and its wholly-owned and partially-owned, controlled subsidiaries.

Results of Operations

Bally Gaming and Systems

Summary financial results and operating statistics (dollars in millions):

	Three Months Ended September 30,		Increase/	%
	2004	2003	(Decrease)	Change
Revenues
Game sales	$51.5	$42.8	$8.7	20%
System sales	19.4	30.0	(10.6)	(35)%
Gaming operations	33.2	15.7	17.5	111%
Total revenues	$104.1	$88.5	$15.6	18%

Gross Margin
Game sales	$12.9	$19.6	$(6.7)	(34)%
System sales	15.9	23.9	(8.0)	(33)%
Gaming operations	24.4	11.7	12.7	109%
Total gross margin	$53.2	$55.2	$(2.0)	(4)%

Selling, general and administrative	$36.2	$23.1	$13.1	57%
Research and development costs	11.8	6.0	5.8	97%
Depreciation and amortization	9.7	4.8	4.9	102%

Operating income (loss)	$(4.5)	$21.4	$(25.9)	(121)%

	Three Months Ended September 30,		Increase/	%
	2004	2003	(Decrease)	Change
Operating Statistics:
New Gaming Devices Sold	2,740	3,330	(590)	(18)%
Original Equipment Manufacturer (“OEM”) Units Sold	1,920	1,865	55	3%
New Unit average selling price (Excluding OEM)	$10,394	$8,433	$1,961	23%
Game monitoring units installed base	281,000	239,000	42,000	18%
Casino management systems installed base	221	197	24	12%
System managed cashless games	97,800	34,000	63,800	188%
End of period installed base:
Wide-area progressive	1,825	1,985	(160)	(8)%
Daily-fee games	8,259	2,995	5,264	176%
Centrally determined games	17,193	—	17,193	—

Total revenues increased due to the following:

•      Bally game sales revenue increased as a result of the following:

•                  Revenues contributed by SDG in non-traditional gaming jurisdictions offset by lower unit sales in traditional gaming jurisdictions.

•      Total unit sales declined to 4,660 from 5,195

•      Average selling price increased 23% to $10,394

•      Bally System revenue decreased primarily as a result of:

•                  Decreased hardware sales due to the lack of new property openings in the current quarter.

•                  Recurring hardware and software maintenance revenues increased by 23% to $6.0 million for the quarter, resulting from the larger base of installed units, which now stands at approximately 281,000 in 221 casinos world-wide.

•      Gaming Operations revenues increased due to the following:

•                  An increase of 176% in the installed base of daily-fee games deployed to 8,259 units installed primarily driven by the installation relative to the New York Lottery and games such as Monte Carlo and Quarter Millions, as well as the revenues received from centrally-determined games.

•                  Gross margin decreased as a result of  the following:

•                  Game sales gross margin declined to 25% from 46% in the prior year quarter resulting from lower margin international sales, lower margins on video games, as well as a $3.6 million inventory write down charge, which included $3.0 million for slow-moving recently discontinued legacy video products and used games. We believe the product mix of games sold will cause the gross margin to fluctuate although we believe the gross margin should exceed 40% in the future barring any other unusual charges.

•                  Systems gross margin was 82% compared to 80% in the prior year period.

•                  Gaming operations gross margin was 73% compared to 75% in the prior year quarter, reflecting a slightly higher frequency of WAP jackpots awarded during the current quarter.

•                  Selling, general and administrative expenses increased in the current quarter over prior year quarter primarily due to:

•                  Increase in headcount related to acquisitions resulted in an increase in payroll.

•                  A one time charge for severance costs of $0.9 million as a result of the reduction in workforce.

•                  Legal expense as a result of higher patent and litigation costs.

•                  Higher field service related costs due to our increase in the base of installed games under gaming operations.

•                  Increase in the provision for doubtful accounts receivables of $2.7 million primarily as a result of one specific customer delinquency for which we provided a reserve of $1.0 million.

•                  Research and development costs increased as a result of the increased investment in the development of the Alpha game platform and related game content, and sustaining development of multiple existing game platforms and systems.

•                  Depreciation and amortization increased as a result of the following:

•                  Acquisition related intangible assets.

•                  Increase in the base of installed recurring revenue games from 4,981 units in the prior year quarter to 9,530 units.

•                  Increase in operating capital expenditures relative to new technology initiatives.

•                  The operating loss from the current period of $(4.5) million compared to operating income of $21.4 million in the prior year period, which is a result of the modest increase in revenues and significantly increased level of expenses, as described in the preceding paragraphs.

Rainbow Casino Operations

Summary financial results and operating statistics (dollars in millions):

	Three Months Ended
	September 30,		Increase/	%
	2004	2003	(Decrease)	Change
Revenue	$12.8	$12.8	$—	0%
Gross Margin	8.0	7.8	(0.2)	(3)%
Selling, general and administrative	3.4	3.1	0.3	10%
Depreciation and amortization	0.8	0.7	0.1	14%
Operating income	$3.8	$4.0	$(0.2)	(5)%

Operating Statistics:
Average Number of Gaming Devices	930	905	25	3%
Average Number of Table Games	12	12	—	0%

•                  Rainbow Casino revenues remained flat compared to the prior year quarter.

•                  Gross margin increased to 62% as a result of decreases in certain operating costs. Cost of casino revenues includes gaming taxes, rental costs and direct labor including payroll taxes and benefits.

•                  The overall selling, general and administrative expenses increased by $0.3 million primarily due to increases in casino promotional expenses.

•                  Depreciation and amortization expense increased $0.1 million for the quarter resulting from additional capital improvements made to the Rainbow Casino  in fiscal 2004.

•                  Total operating income decreased $0.2 million reflecting the small improvements in gross margin, offset by higher promotional expenses and slightly higher depreciation.

Parent Company and other unallocated  income (expense)

Summary financial results (dollars in million):

	Three Months Ended
	September 30,		Increase/	%
	2004	2003	(Decrease)	Change
General and administrative	$5.4	$2.9	$2.5	86%
Depreciation and amortization	0.3	0.5	(0.2)	(40)%
Total Parent company expense	$5.7	$3.4	$2.3	68%

Other income (expense):
Interest income	$0.5	$0.0	$0.5	—
Interest expense	(4.0)	(5.7)	1.7	(30)%
Minority interest	(0.5)	(0.5)	—	0%
Refinancing charge	—	(12.3)	12.3	100%
Other, net	0.2	(0.3)	0.5	(167)%
Total other income (expense)	$(3.8)	$(18.8)	$15.0	(80)%

Income tax expense (benefit)	$(3.9)	$1.3	$(5.2)	(400)%

•                  General and administrative expenses increased primarily as a result of:

•                  Increase in severance and relocation costs of approximately $0.7 million.

•                  Increase in litigation and general legal costs of approximately $1.2 million relative to protection of our patents and class action law suits.

•                  Increase in professional fees relative to Sarbanes-Oxley implementations, which are expected to continue in fiscal year 2005.

•                  Increase in general liability and director and officer insurance costs.  Such increases in insurance costs are expected to continue in fiscal 2005.

•                  Other income (expense) decreased as a result of the prior year refinancing, which resulted in charge of $12.3 million (consisting of $5.0 million charge for the early extinguishment of the Subordinated Notes, $7.0 million for the non-cash write off of deferred financing costs, and $0.3 million in fees and expenses) and resulted in a reduction in our interest expense relative to lower interest rates achieved in the refinancing of $1.7 million for the quarter ended September 30, 2004.

•                  Our effective income tax rate for the quarter ended September 30, 2004 was 38% compared to the prior year quarter of 41%.

Discontinued Operations:

The current quarter discontinued operations includes VSI, which contributed revenues of $4.0 million, and operating income of $0.4 million, as well as a charge of $7.4 million (or $4.7 million after tax) for the jury award of damages against UCMC in a patent infringement case.

On October 15, 2004 the Company completed the sale of our interest in VSI to Churchill Downs Incorporated.  The net proceeds we received totaled approximately $2.0 million.  No significant gain or loss on disposition is expected.

For the comparative three month period ended September 30, 2003, UCMC revenues totaled $50.3 million and operating income totaled $5.2 million.  Rail City revenues totaled $5.4 million and operating income totaled $1.5 million.

Liquidity and Capital Resources

As of September 30, 2004, we had $43.2 million in cash and cash equivalents.  In addition we had net working capital of approximately $154 million (excluding assets and liabilities of discontinued operations), a decrease of approximately $138 million from June 30, 2004, which is explained in the working capital section below. Consolidated cash and cash equivalents at September 30, 2004 include approximately $1.9 million of cash utilized in our Casino Operations that is held in vaults, cages or change banks. Additionally, pursuant to various state gaming regulations, we maintain certain cash accounts to ensure availability of funds to pay wide-area progressive jackpot awards, which totaled approximately $14.4 million at September 30, 2004.  In addition, we purchase U.S. Treasury Strip securities for the benefit of jackpot winners who elect to receive annual or weekly installment payments. These securities are presented as restricted investments in the accompanying consolidated balance sheets, and totaled $4.7 million and $2.5 million as of September 30, 2004 and June 30, 2004, respectively.

We completed the sale of Rail City in May 2004 and the sale of UCMC in June 2004. As a result of the sale of these assets, the terms of our bank loan agreement required the use of approximately 50% of the net proceeds (as defined in the agreement) to reduce the term loan and revolver principal balances on a pro rata basis. Accordingly, in August 2004 we made an initial reduction in our term loan of $31.6 million and the revolver of $11.3 million and will be required to make additional term loan reductions currently estimated to be $10.0 million by December 31, 2004.

As of September 30, 2004 our outstanding debt totaled $325.9 million.  The Company’s revolving credit facility of $125 million was undrawn as of September 30, 2004.  The Company is currently limited to approximately $10 million in the borrowing availability under the revolver.  The Company is currently in compliance with its financial covenants consisting of leverage ratio, fixed charges coverage ratio and minimum EBITDA (as that term is defined in the credit agreement).  The Company may elect to seek modifications of certain of these financial covenants in the future.

Management believes that cash flows from current operating activities and the limited availability under the revolving credit facility will provide the Company with sufficient capital resources and liquidity.  At September 30, 2004 we had no material commitments for capital expenditures.

Working Capital

The following table presents the components of consolidated working capital at September 30, 2004 and June 30, 2004, excluding assets and liabilities of discontinued operations (dollars in 000s):

	Sept 30,	June 30,
	2004	2004	Change
Cash and cash equivalents	$43,229	$172,726	(129,497)
Accounts and notes receivable, net	110,100	129,779	(19,679)
Inventories, net	81,466	61,135	20,331
Deferred tax assets, net	20,053	20,054	(1)
Other current assets	22,264	12,420	9,844
Total current assets	277,112	396,114	(119,002)

	Sept 30,	June 30,
	2004	2004	Change
Accounts payable	46,654	37,515	9,139
Jackpot liabilities	9,447	12,075	(2,628)
Accrued liabilities	61,487	51,469	10,018
Taxes payable	420	7,233	(6,813)
Current maturities of long-term debt	14,662	5,866	8,796
Total current liabilities	132,670	114,158	18,512
Net working capital	$144,442	$281,956	$(137,514)

The primary fluctuations contributing to the increase in working capital were:

•                  Cash and cash equivalents as a result of the following:

•                                    $101.6 million pay down on the term loan and revolver in accordance with the terms of our loan.

•            $17.2 million used in current operations for inventory and gaming assets.

•                  A net decrease in accounts and notes receivable resulting from the overall reduction in game and systems sales.

•                  An increase in inventory relative to the production and purchase of game units expected to be deployed in the second and third quarters of fiscal year 2005.

•      An increase in other assets as a result of the following:

•                                    Increases in refundable deposits relative to units purchased from other manufacturers.

•                                    Increase in deferred costs due to shipments of games to the European market that will not be installed until the second quarter 2005.

•                                    Increase in prepaid royalties.

•                  The impact of foreign exchange fluctuations between the dollar and the euro on all working capital categories.

•      An increase in accounts payable primarily related to the increase in inventory.

•      An increase in accrued liabilities as a result of the following:

•                                    Customer deposits and deferred revenue increased due to contractual requirements from customers for deposits in advance of Systems installation.

•                                    An accrual of $7.4 million for damages awarded to Action Gaming and International Game Technology for patent infringement relative to a single optional feature offered in certain multi-hand poker games operated by UCMC.

Cash Flow

During the quarter ended September 30, 2004, cash flows used in operating activities totaled $15.5 million as a result of:

•                  Increase in inventory of $20.3 million.

•                  Timing of receivables collections.

•                  Increase in accounts payable and accrued liabilities largely due to the increase in inventory and legal settlement costs.

During the quarter ended September 30, 2004, cash flow used in investing activities totaled $12.0 million due to the following:

•                  Capital expenditures of $3.2 million.

•                  Costs incurred to produce participation games totaling $8.2 million.

•                  Additions to other long-term assets of $0.6 million.

During the quarter ended September 30, 2004, $102.4 million cash was used in financing activities of continuing operations resulting from:

•                  Pay down on the term loan and revolver of $101.6 million.

•                  Principal payments on other long term debt totaling $1.5 million.

•                  Cash provided from exercise of stock options of $0.9 million.

Contractual Commitments

A description of the Company’s contractual commitments can be found in Item 7 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.  For a more extensive discussion of the Company’s contractual commitments, see note 12 “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K for the year ended June 30, 2004.

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

A description of the Company’s critical accounting policies and estimates can be found in Item 7 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.  For a more extensive discussion of the Company’s accounting policies, see Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K for the year ended June 30, 2004.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Rate Fluctuations

We derive revenues from our non-U.S. subsidiaries, all of which revenues are denominated in their local currencies, and their results are affected by changes in the relative values of non-U.S. currencies and the U.S. dollar. Most of the currencies in countries in which we have foreign operations strengthened versus the U.S. dollar, which resulted in assets and liabilities denominated in local currencies being translated into more dollars. We do not currently utilize hedging instruments.

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

The results of the sensitivity analysis at September 30, 2004, are as follows:

Interest Rate Risk:

We had total debt of approximately $325.9 million, consisting primarily of the new $317.5 million is outstanding term loan and other debt at approximately $8.4 million.  The bank facility borrowings each have a term of nine months at which time the interest rate is subject to adjustment to the then current rate. If the LIBOR rates were to increase or decrease by 100 basis points, with all other factors remaining constant, earnings would decrease or increase by approximately $3.3 million annually on a pre-tax basis.

Foreign Currency Exchange Rate Risk:

Our foreign subsidiaries generally use their domestic currency as their functional currency. A 10% fluctuation in the exchange rates of these currencies against the U.S. dollar would result in a corresponding change in annual earnings reported in the consolidated group of approximately $0.1 million net of tax.

Estimates:

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

PART II

ITEM 1.           Legal Proceedings

For a description of our legal proceedings, see note 14 of Notes to Unaudited Condensed Financial Statement, which is incorporated by reference in response to this item.

In September 2004, a federal district court jury entered a $7.4 million verdict against the Company in a suit filed by Action Gaming, Inc., and IGT. The suit alleged that the multi-hand video poker game deployed by the Company’s former subsidiary, United Coin Machine Co., infringed the plaintiffs’ patents. The district court had ruled on summary judgment that the game does not infringe the patents. However, the court left to the jury the question whether the use of “autohold,” a specific, optional feature of the game, caused it to infringe under the “doctrine of equivalents,” a doctrine of patent law. After a two-week trial, the jury determined that the game with the autohold option enabled did infringe under the doctrine of equivalents and awarded damages accordingly. The feature has been disabled on all affected games in the field, and the decision permits continued deployment of the game as long as the autohold feature is not included. The Company is pursuing various remedies and has posted a bond to stay payment of the judgment pending post-trial motions and appeal.

We are also a party to various lawsuits relating to routine matters incidental to our business.  Management does not believe that the outcome of such litigation, including the matters above, in the aggregate, will have a material adverse effect on our financial position.

ITEM 6.           Exhibits

a.                                       Exhibits

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Act of 1934, as amended.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a of the Securities Act of 1934, as amended.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2004.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

ALLIANCE GAMING CORPORATION		Date: November 8, 2004
(Registrant)

By	/s/ Richard Haddrill
President and Chief Executive Officer
(Principal Executive Officer)

By	/s/ Robert L. Saxton
Executive Vice President, Treasurer and Chief Financial
Officer (Principal Financial and Accounting Officer)