Form 10-Q
period 2004-12-31
ALLIANCE GAMING CORP
filed 2005-02-09
CIK 2491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

☒  Yes   ☐  No

The number of shares of Common Stock, $0.10 par value, outstanding as of January 31, 2005, according to the records of the registrant’s registrar and transfer agent was 51,088,700.

INDEX

PART I.

FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2004 and June 30, 2004	3

	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2004 and 2003	4

	Unaudited Condensed Consolidated Statements of Operations for the Six Months Ended December 31, 2004 and 2003	4

	Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended December 31, 2004	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2004 and 2003	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	36

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 6.	Exhibits	38

SIGNATURES		39

PART I

ALLIANCE GAMING CORPORATION

 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

($ In 000’s except share and per share data)

	As of
	December 31, 2004	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$27,964	$172,726
Accounts and notes receivable, net of allowance for doubtful accounts of $14,399 and $9,722	103,601	129,779
Inventories	72,462	61,135
Deferred tax assets, net	19,982	20,054
Other current assets	19,580	12,420
Total current assets	243,589	396,114
Long-term investments (restricted)	8,542	2,528
Long-term receivables, net of allowance of $12 and $12	8,757	12,518
Net investment in leases	12,626	5,614
Leased gaming equipment, net of accumulated depreciation of $40,814 and $31,105	44,273	46,634
Property, plant and equipment, net of accumulated depreciation and amortization of $30,164 and $23,127	76,654	75,838
Goodwill, net	177,961	136,989
Intangible assets, net of accumulated amortization of $14,968 and $12,489	59,474	63,623
Assets of discontinued operations held for sale	—	4,442
Other assets, net	15,286	6,354
Total assets	$647,162	$750,654
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$30,478	$37,515
Accrued liabilities	60,991	51,469
Jackpot liabilities	10,076	12,075
Income taxes payable	—	7,233
Current maturities of long-term debt	5,040	5,866
Liabilities of discontinued operations held for sale	—	4,337
Total current liabilities	106,585	118,495
Long-term debt, net of current maturities	348,540	423,089
Deferred tax liabilities	90	849
Other liabilities	6,985	6,092
Minority interest	1,163	1,326
Total liabilities	463,363	549,851
Stockholders’ equity:
Special stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 115 shares issued and outstanding	12	12
Common stock, $.10 par value; 100,000,000 shares authorized; 51,552,000 and 51,426,000 shares issued	5,158	5,145
Treasury stock at cost, 526,600 and 513,000 shares	(665)	(501)
Deferred compensation	(7,858)	(6,500)
Additional paid-in capital	196,872	194,040
Accumulated other comprehensive income	1,518	1,524
Retained earnings (accumulated deficit)	(11,238)	7,083
Total stockholders’ equity	183,799	200,803
Total liabilities and stockholders’ equity	$647,162	$750,654

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ In 000s, except share and per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Revenues:
Gaming equipment and systems	$100,933	$96,319	$205,010	$184,787
Casino operations	12,769	12,312	25,605	25,067
	113,702	108,631	230,615	209,854
Costs and expenses:
Cost of gaming equipment and systems	53,337	38,780	104,173	72,017
Cost of casino operations	4,589	4,884	9,391	9,887
Selling, general and administrative	41,051	21,548	84,706	50,613
Research and development	10,358	9,440	22,130	15,403
Restructuring charge	—	—	1,435	—
Depreciation and amortization	12,020	6,445	22,861	12,467
	121,355	81,097	244,696	160,387
Operating income (loss)	(7,653)	27,534	(14,081)	49,467
Other income (expense)
Interest income	318	83	798	126
Interest expense	(3,750)	(3,869)	(7,712)	(9,598)
Minority interest	(1,145)	(541)	(1,644)	(1,027)
Refinancing / bank amendment charges	(564)	—	(564)	(12,293)
Other, net	375	(545)	528	(899)
Income (loss) from continuing operations before income taxes	(12,419)	22,662	(22,675)	25,776
Income tax expense (benefit)	(4,879)	8,444	(8,730)	9,710
Income (loss) from continuing operations	(7,540)	14,218	(13,945)	16,066
Income (loss) from discontinued operations	15	4,526	(4,376)	8,706
Net income (loss)	$(7,525)	$18,744	$(18,321)	$24,772

Basic earnings (loss) per share:
Continuing operations	$(0.15)	$0.29	$(0.27)	$0.32
Discontinued operations	—	0.09	(0.09)	0.18
Total	$(0.15)	$0.38	$(0.36)	$0.50

Diluted earnings (loss) per share:
Continuing operations	$(0.15)	$0.28	$(0.27)	$0.32
Discontinued operations	—	0.09	(0.09)	0.17
Total	$(0.15)	$0.37	$(0.36)	$0.49

Weighted average common shares outstanding	51,010	49,741	50,988	49,660

Weighted average diluted common and common share equivalents outstanding	51,010	50,930	50,988	50,814

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ In 000s)

	Common Stock		Series E Special	Treasury	Deferred Compen-	Additional Paid-In	Accum- ulated Other Compre- hensive Income	Retained Earnings (Accum- ulated	Total Stock- holders’
	Shares	Dollars	Stock	Stock	sation	Capital	(Loss)	Deficit)	Equity
Balances at June 30, 2004	51,426	$5,145	$12	$(501)	$(6,500)	$194,040	$1,524	$7,083	$200,803
Net loss	—	—	—	—	—	—	—	(18,321)	(18,321)
Foreign currency translation adjustment	—	—	—	—	—	—	(6)	—	(6)
Total comprehensive income	—	—	—	—	—	—	—	—	(18,327)
Restricted stock units issued	—	—	—	—	(1,900)	1,900	—	—	—
Restricted stock units amortization	—	—	—	—	542	—	—	—	542
Repurchase of common stock for treasury	—	—	—	(164)	—	—	—	—	(164)
Shares issued upon exercise of stock options	126	13	—	—	—	696	—	—	709
Tax benefit of employee stock option exercises	—	—	—	—	—	236	—	—	236
Balances at December 31, 2004	51,552	$5,158	$12	$(665)	$(7,858)	$196,872	$1,518	$(11,238)	$183,799

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ In 000s)

	Six Months Ended December 31,
	2004	2003

Cash flows from operating activities of continuing operations:
Net income (loss)	$(18,321)	$24,772
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:
(Income) loss from discontinued operations	4,376	(8,706)
Depreciation and amortization	22,861	12,467
Stock-based compensation	542	—
Refinancing / bank amendment charges	564	12,293
Deferred income taxes	(687)	10,433
Provision for losses on receivables	5,154	526
Inventory and other discontinued asset write-downs	14,088	—
Other	(11,605)	(1,099)
Change in operating assets and liabilities, net of effects of business acquired:
Accounts and notes receivable	17,138	(2,019)
Inventories	(17,456)	(2,493)
Other current assets	(4,336)	(1,023)
Accounts payable	(7,169)	(2,072)
Accrued liabilities and jackpot liabilities	(12,853)	(2,924)
Net cash provided by (used in) operating activities of continuing operations	(7,704)	40,155
Cash flows from investing activities of continuing operations:
Advances of notes receivable due from Sierra Design Group	—	(61,025)
Additions to property, plant and equipment	(5,531)	(3,815)
Additions to leased gaming equipment	(18,183)	(15,957)
Additions to other long-term assets	(1,521)	(10,414)
Acquisitions, net of cash acquired	(12,000)	(3,879)
Proceeds from sale of net assets of discontinued operations	1,911	16,500
Net cash used in investing activities of continuing operations	(35,324)	(78,590)
Cash flows from financing activities of continuing operations:
Capitalized debt issuance costs	(1,038)	(6,954)
Premium paid on early redemption of debt	—	(5,399)
Proceeds from the issuance of long-term debt	—	350,000
Net change in revolving credit facility	—	70,000
Payoff of debt due to sale of net assets of discontinued operations	(101,618)	(337,625)
Reduction of long-term debt	(2,050)	(1,349)
Re-purchase of treasury shares	(164)	—
Proceeds from exercise of stock options	945	2,907
Net cash provided by (used in) financing activities of continuing operations	(103,925)	71,580

Effect of exchange rates changes on cash	487	130

Cash provided by discontinued operations	1,704	95

Cash and cash equivalents:
Increase for the period	(144,762)	33,370
Balance, beginning of period	172,726	38,884
Balance, end of period	$27,964	$72,254

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              BASIS OF PRESENTATION

Principles of presentation and consolidation

The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to present fairly the financial position, results of operations and cash flows of Alliance Gaming Corporation and its subsidiaries (“Alliance” or the “Company”) for the respective periods presented.  The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company’s annual report on Form 10-K for the year ended June 30, 2004.

The accompanying consolidated financial statements include the accounts of Alliance Gaming Corporation and its wholly owned and partially owned, controlled subsidiaries. The Company consolidates Rainbow Casino Vicksburg Partnership (“RCVP”) and records minority interest expense to reflect the portion of the earnings of RCVP attributable to the minority shareholders.The Company is the general partner of RCVP, the partnership that operates the Rainbow Casino. Pursuant to transactions consummated in March 1995, the Rainbow Corporation, which was the former general partner of RCVP, became a limited partner entitled to receive 10% (which amount increases to 20% of such amount when annual revenues exceed $35.0 million but only on such incremental amount) of the net available cash flows after debt service and other items, as defined, payable quarterly through December 31, 2010. The Company holds the remaining economic interest in the partnership.

For Video Services, Inc. (“VSI”), the Company owned 100% of the voting stock and was entitled to receive 71% of dividends declared by VSI, if any, at such time that dividends were declared. The sale of VSI was completed during the quarter ended December 31, 2004 for a realized gain of $0.8 million, net of tax (included in discontinued operations).

All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year financial statements to conform to the current year presentation, and to present Rail City as discontinued operations for all periods presented.

Recently Issue Accounting Pronouncements

In December 2004, the FASB issued Statement 123(R) which revised FASB No. 123.  Statement 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees for reporting periods beginning after June 15, 2005. The first reporting period for the Company will be the quarter ended September 30, 2005, and the Company is currently evaluating the impact of the adoption, however the pro forma impact is reflected in footnote 2.

In November 2004 the FASB issued Statement 151 which revised ARB 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, wasted material (spoilage). This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company does not believe this accounting pronouncement will have a material impact on its financial condition or results of operations.

2.              STOCK-BASED COMPENSATION

The Company accounts for its stock-based employee compensation awards in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, because the exercise price of the Company’s employee stock options equals or exceeds the market price on the date of grant, no compensation expense is recognized.

As provided under Financial Accounting Standards Board No. 123 “Accounting for Stock-Based Compensation” (“FASB No. 123”), companies may continue to account for employee stock-based compensation under APB 25, but are required to disclose historical pro-forma net income and earnings per share that would have resulted from the use of the fair value method described in FASB No. 123.

In December 2002, the FASB issued FASB No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. This Statement amends FASB No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FASB No. 123 and APB Opinion No. 28 “Interim Financial Reporting” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-

based employee compensation and the effect of the method used on reported results. Under fair value method, compensation costs are measured using an options pricing model and are amortized over the estimated life of the option, which is generally three to ten years, with option forfeitures accounted for at the time of the forfeiture, and all amounts are reflected net of tax.

The historical and pro forma net income (assuming an after-tax charge for stock-based compensation) and related per share data are as follows (in 000s, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net income (loss)
As reported	$(7,525)	$18,744	$(18,321)	$24,772
Stock-based compensation under FASB No. 123, net of tax	(1,701)	(1,021)	(3,263)	(1,893)
Pro forma net income (loss)	$(9,226)	$17,723	$(21,584)	$22,879

Earnings per share:
Basic– As reported	$(0.15)	$0.38	$(0.36)	$0.50
Basic– Pro forma	$(0.18)	$0.36	$(0.42)	$0.46
Diluted– As reported	$(0.15)	$0.37	$(0.36)	$0.49
Diluted– Pro forma	$(0.18)	$0.35	$(0.42)	$0.45

On the date of grant using the Black-Scholes option-pricing model, the following assumptions were used to estimate the grant-date fair value of the options in the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Risk-fee interest rate (weighted average)	3.5%	3.5%	3.5%	3.5%
Expected volatility	0.35	0.26	0. 35	0.26
Expected dividend yield	0	0	0	0
Expected life	3-10 years	3-10 years	3-10 years	3-10 years

The resulting fair values applied to the options granted were $4.39 and $3.14 per share for the quarter ended December 31, 2004 and December 31, 2003, respectively and were $5.06 and $3.10 for the six months ended December 31, 2004 and 2003, respectively.

3.              DISCONTINUED OPERATIONS

The Company has completed several divestitures in accordance with our plan to sell our “non-core” businesses, which was a strategy announced in July 2003. In July 2003, we completed the sale of Bally Wulff to a private equity investor.  Since the net assets of Bally Wulff were written down to the estimated sale price in June 2003, no additional gain or loss was recorded upon the closing of the sale. In May 2004, we completed the sale of Rail City Casino to The Sands Resort. On June 30, 2004, the Company completed the sale of United Coin Machine Co. (“UCMC”). On October 15, 2004 the Company completed the sale of its interest in VSI to Churchill Downs Incorporated and received proceeds of approximately $2.0 million and realized a gain of $0.8 million, net of tax.

The results of these discontinued operations are presented net of applicable income taxes in discontinued operations  in the accompanying consolidated statements of operations.

Operating results for the discontinued operations for the three and six month periods ended December 31, 2004 include VSI, while the results for the three and six month periods ended December 31, 2003 include UCMC, VSI, and Rail City.  Summary operating results are as follows (in 000s):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net revenues	$559	$64,179	$4,514	$123,533

Operating income (loss)	(129)	7,947	358	14,746
Income tax expense (benefit)	(38)	2,437	(2,516)	4,724
Income (loss) from discontinued operations	$15	$4,526	$(4,376)	$8,706

4.              OTHER CURRENT ASSETS

Other current assets consist of the following (in 000s):

	December 31, 2004	June 30, 2004
Prepaid taxes	$3,889	$814
Prepaid royalty	3,126	2,623
Refundable deposits	1,883	3,229
Games on trial	3,088	2,608
Deferred cost of revenue	3,974	208
Prepaid licensing and intellectual fees	685	1,090
Prepaid insurance	1,122	592
Prepaid other expense	1,813	1,256
Total current assets	$19,580	$12,420

The decrease in refundable deposits of $1.3 million is a result of units purchased from other manufacturers for which the deposit has now been applied to the account payable.  The increase in deferred costs of $3.7 million is due to shipments of games, primarily to the European market with F.O.B. destination terms, which will not be recognized as revenue until the third quarter of fiscal year 2005.

5.              INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.  Cost elements included for work-in-process and finished goods include raw materials, freight, direct labor and manufacturing overhead.  Inventories consist of the following (in 000s):

	December 31, 2004	June 30, 2004
Raw materials	$24,377	$26,050
Work-in-process	4,956	3,324
Finished goods	43,129	31,761
Total	$72,462	$61,135

The Company performs detailed inventory valuation procedures at least quarterly. This process includes examining the carrying values of new and used gaming devices, parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose).  Some of the factors involved in this analysis include the overall levels of our inventories, the current and projected sales levels for such products, the projected markets for such products both domestically and internationally, the costs required to sell the products including refurbishment costs and importation costs for international shipments, and the overall projected demand for products once the next generation of products are scheduled for release.

The Company has faced declining demand for its video products.  During the quarter ended September 30, 2004, the Company decided that its legacy V7 video platform would no longer be supported,

and the remaining used game inventory for such products was targeted for immediate disposal, resulting in a write down of $3.0 million.  The inventory of new games for this product line was targeted for sale at reduced prices, which were still above the carrying value less cost to sell and therefore were not written down.

During the quarter ended December 31, 2004, management completed a three year business planning process.  In accordance with this plan, significant development efforts were redirected to the Alpha-based video platform and products.  The Company also made its existing EVO video games upgradeable to Alpha when approved in each market. The remaining used EVO inventory has been targeted for sale primarily in non-domestic markets, which traditionally have lower price points for used games and have higher importation and delivery costs, resulting in significantly lower net realizable values.  The capitalized regulatory approval costs for the EVO and legacy video platform were determined to no longer be recoverable, and were also written off.

During the quarter ended December 31, 2004, the Company consolidated several warehouses into one central warehouse, with the intent to reduce warehouse rental costs.  As part of this consolidation, certain used games and related ancillary equipment including signs, were identified for immediate destruction, scrap, or salvage and this process has continued into the March 2005 period.

As a result of the decision to move to the new video platform, the targeting of used equipment for non-domestic markets, and the consolidation of warehouses leading to accelerated disposals, the Company wrote down its inventory and related assets by a total of $11.1 million during the quarter ended December 31, 2004, and such write downs for the six months ended December 31, 2004 totaled $14.1 million. These charges are included in the cost of gaming equipment and systems in the statement of operations.

The Company continues to take certain used games on trade as part of new game sales, and therefore additional write-downs may be necessary in future periods depending on a number of factors impacting the future demand for such used products and the ultimate net values realized.

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

Property, plant and equipment consist of the following (in 000s):

	December 31, 2004	June 30, 2004
Land and land improvements	$12,827	$19,086
Buildings and leasehold improvements	37,735	29,937
Gaming equipment	33,160	29,121
Furniture, fixtures and equipment	23,096	20,821
Less accumulated depreciation and amortization	(30,164)	(23,127)
Total property, plant and equipment, net	$76,654	$75,838

Leased gaming equipment	$85,087	$77,739
Less accumulated depreciation	(40,814)	(31,105)
Total leased gaming equipment, net	$44,273	$46,634

7.              INTANGIBLE ASSETS AND GOODWILL

In July 2001, the Company adopted FASB No. 142 “Goodwill and Other Intangible Assets”, which requires companies to cease amortizing goodwill and certain intangible assets with indefinite useful lives.  Instead, goodwill and intangible assets deemed to have indefinite useful lives are to be reviewed for impairment annually at the reporting unit level (Gaming equipment and systems, and casino operations).  There was no impairment of goodwill upon adoption of FASB No. 142.   There was no impairment charged to goodwill in the six months ended December 31, 2004 or 2003.

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

Intangibles

Intangible assets excluding discontinued operations consist of the following (in 000s):

		December 31, 2004			June 30, 2004
	Wt. Avg. Useful life (Years)	Gross Carrying Amount	Accum- ulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accum- ulated Amortization	Net Carrying Amount
Computer software	3	$8,996	$(2,622)	$6,374	$8,963	$(1,498)	$7,465
Computer software from acquisitions	9	11,700	(4,030)	7,670	11,700	(3,380)	8,320
License rights	3-5	1,774	(777)	997	2,745	(1,979)	766
Capitalized regulatory approval costs	3	3,638	(1,043)	2,595	4,767	(833)	3,934
CRM project	5	3,290	(1,237)	2,053	3,039	(1,046)	1,993
PLM project	5	1,843	(102)	1,741	1,585	—	1,585
Trademarks	5	6,688	(431)	6,257	6,688	(288)	6,400
Patents	13	9,470	(608)	8,862	9,470	(243)	9,227
Non-compete agreements	6	275	(38)	237	275	(15)	260
Customer relationships	5	740	(123)	617	740	(49)	691
Core technology	8	5,445	(567)	4,878	5,445	(227)	5,218
Deferred financing costs	6	7,385	(1,656)	5,729	6,910	(1,017)	5,893
Contracts	10	12,100	(1,016)	11,084	12,100	(411)	11,689
Other intangibles	7	1,098	(718)	380	1,685	(1,503)	182
Total		$74,442	$(14,968)	$59,474	$76,112	$(12,489)	$63,623

Amortization expense totaled $2.6 million and $1.4 million for the three months ended December 31, 2004 and 2003, respectively.  Amortization expense totaled $4.6 million and $2.7 million for the six months ended December 31, 2004 and 2003, respectively.  Computer software amortization expense totaled $1.1 million and $0.8 million for the three months ended December 31, 2004 and 2003, respectively.  Computer software amortization totaled $1.6 million and $1.4 million for the six months ended December 31, 2004 and 2003, respectively.

Future amortization of intangible assets is scheduled as follows (in 000s):

Period Ending December 31,	Amount
2005	$5,197
2006	10,463
2007	8,919
2008	6,600
2009	5,887
Thereafter	22,408
Total	$59,474

Goodwill

The changes in the carrying amount of goodwill are as follows (in 000s):

Balance as of June 30, 2004	$136,989
Acquired goodwill	40,558
Foreign currency translation adjustment	414
Balance as of December 31, 2004	$177,961

On December 30, 2004 the Company amended the Sierra Design Group (“SDG”) stock purchase agreement originally dated March 3, 2004.  The amendment terminates the contingent consideration payable over the next three years (“the earnout”) which could have totaled $95 million (payable in cash and stock) depending on the achievement of certain SDG financial performance targets.  The consideration for the termination of the earnout consisted of a one-time cash payment of $12 million paid to the group of former SDG stakeholders and the delivery of a $28 million unsecured promissory note to that same group of individuals, payable over five years with interest at LIBOR + 2%.  The $40 million of total consideration paid to terminate the earnout, and related expenses has been treated as additional consideration paid for the stock of SDG, and therefore has been recorded as goodwill.

The purchase agreement for MindPlay LLC calls for future contingent consideration (“earnouts”) to be paid to its former principals, as more fully described in footnote 14. The MindPlay earnout is payable based on future revenues and gross margins from the sale of MindPlay products.  No amounts have yet been paid pursuant to this earnout.

8.              ACCRUED LIABILITIES AND JACKPOT LIABILITIES

Accrued liabilities consist of the following (in 000s):

	December 31, 2004	June 30, 2004
Payroll and related costs	$9,754	$11,905
Interest	1,713	1,265
Professional and consulting fees	4,281	3,102
Deferred revenues, sales and use taxes	10,942	5,113
Regulatory approval cost accruals	1,389	652
Royalties, rebates, direct mail coupons	8,541	7,390
Customer deposits	5,748	9,896
Acquisition related accruals	3,906	3,806
Divestiture related accruals	561	4,377
Litigation accruals	9,360	—
Severance accruals	637	—
Other	4,159	3,963
Subtotal	60,991	51,469
Jackpots accrued not yet awarded	10,076	12,075
Total accrued liabilities	$71,067	$63,544

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

The increase in litigation accruals of $9.4 million is primarily a result of the patent litigation discussed in the Commitments and Contingencies section of this report.

9.              LONG-TERM INVESTMENTS (RESTRICTED)

Pursuant to various state gaming regulations, certain cash accounts are maintained to ensure availability of funds to pay wide-area progressive jackpot awards, which totaled approximately $12.8 million at December 31, 2004 and which are included in cash and cash equivalents in the accompanying balance sheets.  In addition, the Company purchases U.S. Treasury Strip securities for the benefit of jackpot winners who elect to receive annual or weekly installment payments. These securities are presented as restricted investments in the accompanying consolidated balance sheets, and totaled $8.5 million and $2.5 million as of December 31, 2004 and June 30, 2004, respectively.

10.       LONG-TERM DEBT

Long-term debt consisted of the following (in 000s):

	December 31, 2004	June 30, 2004
Term Loan facility	$317,507	$350,000
Revolving credit facility	—	70,000
Other, generally unsecured	36,073	8,955
	353,580	428,955
Less current maturities	5,040	5,866
Long-term debt, less current maturities	$348,540	$423,089

In December 2004, the Company amended its senior loan agreement.  The amendment provides for an increase in the maximum allowable leverage ratio (currently 4.25x), a reduction in the revolver from $125 million to $75 million which is currently unborrowed, and an increase in the term loan interest rate to LIBOR + 3.00%.  The LIBOR rate at December 31, 2004 was 2.65%.  The fee incurred for the amendment totaled approximately $1.0 million, which has been capitalized and will be amortized over the life of the amended loan agreement, and the Company recorded a pre-tax charge of $0.6 million to write-off a portion of the previously deferred financing costs.

The Company’s bank credit agreement, as amended, contains several financial covenants including maximum leverage ratio, minimum cash flow (as that term is defined in the agreement) and fixed charge coverage ratio.  The credit agreement also contains a number of maintenance covenants and other significant covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries to dispose of assets, incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of the Company’s subsidiaries, engage in mergers or acquisitions, or engage in certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities.  As of December 31, 2004, the Company is in compliance with the covenants, including the leverage ratio which is currently 3.9x.  Pursuant to the recent amendment, the leverage ratio maximum is scheduled to increase to 4.50x and to 4.75x as of March 31, 2005 and June 30, 2005, respectively.

The other debt totaling approximately $36.1 million as of December 31, 2004, consists primarily of the debt owed to the former principals of SDG, Micro Clever Consulting, and MindPlay, totaling $28.0 million, $1.3 million and $4.0 million respectively.  The loans are due at various dates between 2005 and 2009 and bear rates of interest between LIBOR plus 2% (5.7% as of December 31, 2004) and 6%, and are generally unsecured.

In September 2003, the Company refinanced its senior bank debt credit facility and recorded a pre-tax charge totaling $12.3 million.  This charge includes a $5.0 million charge for the early extinguishment of the Company’s subordinated notes, $7.0 million for the non-cash write-off of deferred financing costs and $0.3 million in fees and expenses.

11.       EARNINGS PER SHARE

The following computation of basic and diluted earnings (loss) per share from continuing operations, and income (loss) applicable to common shares are as follows (in 000s except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net income (loss) from continuing operations	$(7,540)	$14,218	$(13,945)	$16,066
Net income (loss) from discontinued operations	15	4,526	(4,376)	8,706
Net income (loss)	$(7,525)	$18,744	$(18,321)	$24,772

Weighted average common shares outstanding	51,010	49,741	50,988	49,660
Effect of dilutive securities	—	1,189	—	1,154
Weighted average common and dilutive shares outstanding	51,010	50,930	50,988	50,814

Earnings (loss) per basic share:

Income (loss) from continued operations	$(0.15)	$0.29	$(0.27)	$0.32
Income (loss) from discontinued operation	0.00	0.09	(0.09)	0.18
	$(0.15)	$0.38	$(0.36)	$0.50
Earnings (loss) per diluted share:
Income (loss) from continued operations	$(0.15)	$0.28	$(0.27)	0.32
Income (loss) from discontinued operation	0.00	0.09	(0.09)	0.17
	$(0.15)	$0.37	$(0.36)	$0.49

Diluted earnings per share represent the potential dilution that could occur if all dilutive securities outstanding were exercised. Certain securities do not have a dilutive effect because their exercise price exceeds the fair market value of the underlying stock. Such securities are excluded from the diluted earnings per share calculation and consist of the following (in 000s):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Stock options	3,519	3	3,378	56

Warrants	100	—	100	—
	3,619	3	3,478	56

For the three and six month periods ended December 31, 2004, a total of 1.2 million in-the-money options and 0.5 million restricted stock units were also excluded from the dilutive earnings per share calculation as they are antidilutive given the reported net loss for these periods.

During the quarter ended December 31, 2004 the Company granted an additional 156,507 restricted stock units valued at $1.9 million.  The restricted stock units vest on October 1, 2010; however, vesting could be accelerated under certain circumstances.  The $1.9 million has been deferred, and will be amortized as compensation expense over three years.

12.                               SEGMENTS AND GEOGRAPHICAL INFORMATION

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

The table below presents information as to the Company’s revenues and operating income by segment (in 000s):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003

Revenues:
Gaming Equipment and Systems	$100,933	$96,319	$205,010	$184,787
Casino Operations	12,769	12,312	25,605	25,067
Total revenues	$113,702	$108,631	$230,615	209,854
Intersegment revenues:
Gaming Equipment and Systems	$84	$212	$256	$341

Operating income (loss):
Gaming Equipment and Systems	$(6,840)	$27,217	$(11,327)	$48,575
Casino Operations	4,082	3,814	7,878	7,828
Corporate/other	(4,895)	(3,497)	(10,632)	(6,936)
Total operating income (loss)	$(7,653)	$27,534	$(14,081)	$49,467

The Company has operations based primarily in the United States with sales and distribution offices in Europe and South America.

The table below presents information as to the Company’s revenues, operating income, identifiable assets, capital expenditures and depreciation and amortization by geographic region (in 000s):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003

Revenues
United States	$106,589	$97,728	$218,271	$190,340
Germany	1,482	5,762	2,658	11,794
Other foreign	5,631	5,141	9,686	7,720
Total revenues	$113,702	$108,631	$230,615	$209,854

Operating income (loss)
United States	$(5,772)	$25,814	$(13,168)	$48,693
Germany	(924)	926	(401)	1,024
Other foreign	(957)	794	(512)	(250)
Total operating income (loss)	$(7,653)	$27,534	$(14,081)	$49,467

13.       SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information is related to the consolidated statements of cash flows (in 000s).

	Six Months Ended December 31,
	2004	2003
Cash paid for interest	$7,271	$15,227
Cash paid for income taxes	3,057	1,638

Non-cash investing and financing transactions:
Reclassify property, plant and equipment to inventory	$3,423	$2,517
Unfavorable translation rate adjustment	$493	$(2,524)
Note payable issued in acquisition	$28,000	$—

14. RESTRUCTURING CHARGE

The Company undertook an extensive review of its operations and accordingly reduced its workforce which resulted in a restructuring charge and related accrued liability totaling $1.4 million as of and for the quarter ended September 30, 2004.  As of December 31, 2004, no additional restructuring charges have been incurred; however, additional staff reductions made subsequent to December 31, 2004 are intended to further this expense reduction effort and will result in an additional restructuring charge to be reported in the subsequent quarter.  The balance of the accrued liability for unpaid severance costs totaled $0.6 million as of December 31, 2004.

15.       COMMITMENTS AND CONTINGENCIES

On February 19, 2004, the Company completed the acquisition of MindPlay LLC.  Additional consideration may become payable in cash over the next 13 years upon the MindPlay business unit achieving certain significant revenue and gross margin targets.  The additional consideration that may become payable will be recorded as an additional cost of the acquired entity.

In June and July 2004, purported class actions were filed against Alliance Gaming Corporation and its officers, Robert Miodunski (the Company’s former Chief Executive Officer), Robert Saxton, Mark Lerner, and Steven Des Champs, in the Federal District Court for the District of Nevada.  The nearly identical complaints allege violations of the Securities Exchange Act of 1934 stemming from the revision of earnings guidance, and declines in the stock price.  The plaintiffs’ motions to consolidate the cases and appoint lead plaintiff counsel are pending and are customary in such cases.  The next step will be for the plaintiffs to file a consolidated complaint.  The Company believes the lawsuits are without merit and intends to vigorously defend the action.  In addition, in July 2004 two derivative lawsuits were filed in Nevada state court against the members of the board of directors and the officers listed above.  The Company is named as a nominal defendant in the derivative lawsuits as the claims are purportedly asserted for the benefit of the Company.  These lawsuits assert claims for breach of fiduciary duty and waste of corporate assets arising out of the same events as those giving rise to the class actions described above.  These two cases have also been consolidated, and a consolidated complaint has been filed.  The defendants’ motions to dismiss or to stay were heard in January 2005 and taken under submission by the court.

In February 2005, the Securities and Exchange Commission (the “SEC”) requested documents and information regarding matters  related to the allegations in the class actions and similar matters.  Management is cooperating fully with the SEC in this matter.

A lawsuit filed against the Company in August 2004 by Shuffle Master, Inc. in the U.S. District Court, District of Nevada, alleging infringement of various patents is in the discovery phase.  A patent infringement lawsuit filed against the Company in December 2004 by IGT in the U.S. District Court, District of Nevada, is in the pleadings phase.  The Company is vigorously defending both lawsuits.

In September 2004, a federal district court jury entered a $7.4 million verdict against the Company in a suit filed by Action Gaming, Inc., and IGT. The suit alleged that the multi-hand video poker game deployed by the Company’s former subsidiary, United Coin Machine Co., infringed the plaintiffs’ patents. The district court had ruled on summary judgment that the game does not infringe the patents. However, the court left to the jury the question whether the use of “autohold,” a specific, optional feature of the game, caused it to infringe under the “doctrine of equivalents,” a doctrine of patent law. After a two-week trial, the jury determined that the game with the autohold option enabled did infringe under the doctrine of equivalents and awarded damages accordingly. The feature has been disabled on all affected games in the field, and the decision permits continued deployment of the game as long as the autohold feature is not included. The Company is pursuing various remedies and has posted a cash bond totaling $7.4 million to stay payment of the judgment pending post-trial motions and appeal. The cash bond is included in other non-current assets and the accrued liability is included in accrued liabilities in the accompanying balance sheet.  The expense for this charge is included in discontinued operations in the accompanying statement of operations.

The Company is also a party to various lawsuits relating to routine matters incidental to its business.  Management does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

Management believes that cash flows from current operating activities and the limited availability under the revolving credit facility will provide the Company with sufficient capital resources and liquidity.  At December 31, 2004 the Company had no significant material purchase commitments for capital expenditures.

16.       UNAUDITED CONSOLIDATING FINANCIAL STATEMENTS

The following unaudited condensed consolidating financial statements are presented to provide certain financial information regarding guaranteeing and non-guaranteeing subsidiaries in relation to the Company’s bank credit agreement. The financial information presented includes Alliance Gaming Corporation (the “Parent”), its wholly-owned guaranteeing subsidiaries (“Guaranteeing Subsidiaries”), and the non-guaranteeing subsidiaries the Rainbow Casino Vicksburg Partnership, L.P. (dba Rainbow Casino) and the Company’s non-domestic subsidiaries (together the “Non-Guaranteeing Subsidiaries”). The notes to the unaudited consolidating financial statements should be read in conjunction with these unaudited consolidating financial statements.

UNAUDITED CONSOLIDATING BALANCE SHEETS

December 31, 2004

(In 000s)

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclass- ifications and Eliminations	Alliance Gaming Corporation and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$18,992	$1,196	$7,776	$—	$27,964
Accounts and notes receivable, net	1,730	85,649	16,901	(679)	103,601
Inventories, net	—	63,789	8,787	(114)	72,462
Deferred tax assets, net	1,461	18,521	—	—	19,982
Other current assets	4,063	14,297	1,220	—	19,580
Total current assets	26,246	183,452	34,684	(793)	243,589
Long-term investment (restricted)	—	8,542	—	—	8,542
Long-term receivables, net	263,626	6,449	22	(261,340)	8,757
Net investment in leases	—	12,626	—	—	12,626
Leased gaming equipment, net	—	48,216	(3,943)	—	44,273
Property, plant and equipment, net	74	33,508	43,072	—	76,654
Goodwill, net	(900)	160,273	18,588	—	177,961
Intangible assets, net	5,732	49,279	4,463	—	59,474
Investments in subsidiaries	362,983	69,363	—	(432,346)	—
Deferred tax assets, net	6,102	—	—	(6,102)	—
Other assets, net	(109,868)	144,035	(18,850)	(31)	15,286
	$553,995	$715,743	$78,036	$(700,612)	$647,162
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,101	$28,042	$1,335	$—	$30,478
Accrued liabilities	16,560	39,570	5,582	(721)	60,991
Jackpot liabilities	—	9,950	126	—	10,076
Current maturities of long-term debt	3,175	1,865	—	—	5,040
Total current liabilities	20,836	79,427	7,043	(721)	106,585

Long term debt, net	346,332	263,548	—	(261,340)	348,540
Deferred tax liabilities	—	4,557	1,635	(6,102)	90
Other liabilities	2,574	4,411	—	—	6,985
Minority interest	454	709	—	—	1,163
Total liabilities	370,196	352,652	8,678	(268,163)	463,363

Commitments and contingencies
Stockholders’ equity:
Special stock Series E	12	—	—	—	12
Common stock	5,158	109	1,027	(1,136)	5,158
Treasury stock	(665)	—	—	—	(665)
Deferred compensation	(7,858)	—	—	—	(7,858)
Additional paid-in capital	196,872	299,667	31,959	(331,626)	196,872
Accumulated other comprehensive income (loss)	1,518	1,521	3,448	(4,969)	1,518
Retained earnings (accumulated deficit)	(11,238)	61,794	32,924	(94,718)	(11,238)
Total stockholders’ equity	183,799	363,091	69,358	(432,449)	183,799
	$553,995	$715,743	$78,036	$(700,612)	$647,162

See accompanying unaudited note.

UNAUDITED CONSOLIDATING BALANCE SHEETS

June 30, 2004

(In 000s)

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclass- ifications and Eliminations	Alliance Gaming Corporation and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$155,347	$7,742	$9,637	—	$172,726
Accounts and notes receivable, net	1,806	110,693	17,984	(704)	129,779
Inventories, net	—	55,125	6,161	(151)	61,135
Deferred tax assets, net	1,461	18,593	—	—	20,054
Other current assets	744	10,531	1,145	—	12,420
Total current assets	159,358	202,684	34,927	(855)	396,114
Long-term investment (restricted)	—	2,528	—	—	2,528
Long-term receivables, net	254,862	9,789	22	(252,155)	12,518
Net investment in leases	—	5,614	—	—	5,614
Leased gaming equipment, net	—	50,664	(4,030)	—	46,634
Property, plant and equipment, net	70	33,299	42,469	—	75,838
Goodwill, net	(900)	119,715	18,174	—	136,989
Intangible assets, net	5,899	52,958	4,766	—	63,623
Investments in subsidiaries	345,560	74,234	—	(419,794)	—
Deferred tax assets, net	5,342	—	—	(5,342)	—
Assets of discontinued operations held for sale	39	—	4,403	—	4,442
Other assets, net	(122,036)	143,833	(15,443)	—	6,354
	$648,194	$695,318	$85,288	$(678,146)	$750,654
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$974	$34,017	$2,524	—	$37,515
Accrued liabilities	9,744	37,391	5,052	(718)	51,469
Jackpot liabilities	—	11,934	141	—	12,075
Income taxes payable	5,538	1,140	555	—	7,233
Current maturities of long-term debt	3,313	2,553	—	—	5,866
Liabilities of discontinued operations held for sale	3,185	—	1,152	—	4,337
Total current liabilities	22,754	87,035	9,424	(718)	118,495
Long term debt, net	420,687	254,391	—	(251,989)	423,089
Deferred tax liabilities	—	4,556	1,635	(5,342)	849
Other liabilities	2,624	3,468	—	—	6,092
Minority interest	1,326	—	—	—	1,326
Total liabilities	447,391	349,450	11,059	(258,049)	549,851
Commitments and contingencies
Stockholders’ equity:
Special stock Series E	12	—	—	—	12
Common stock	5,145	109	1,027	(1,136)	5,145
Treasury stock	(501)	—	—	—	(501)
Deferred compensation	(6,500)	—	—	—	(6,500)
Additional paid-in capital	194,040	260,813	33,415	(294,228)	194,040
Accum . other comprehensive inc (loss)	1,524	1,527	2,713	(4,240)	1,524
Retained earnings (accumulated deficit)	7,083	83,419	37,074	(120,493)	7,083
Total stockholders’ equity	200,803	345,868	74,229	(420,097)	200,803
	$648,194	$695,318	$85,288	$(678,146)	$750,654

See accompanying unaudited note.

UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended December 31, 2004

(In 000s)

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclass- ifications And Eliminations	Alliance Gaming Corporation and Subsidiaries
Revenues:
Gaming equipment and systems	$—	$98,324	$7,113	$(4,504)	$100,933
Casino operations	—	—	13,955	(1,186)	12,769
	—	98,324	21,068	(5,690)	113,702

Costs and expenses:
Cost of gaming equipment and systems	—	52,896	5,169	(4,728)	53,337
Cost of casino operations	—	—	4,589	—	4,589
Selling, general and administrative	4,564	29,738	7,934	(1,185)	41,051
Research and development costs	—	10,269	89	—	10,358
Depreciation and amortization	330	10,603	1,087	—	12,020
	4,894	103,506	18,868	(5,913)	121,355

Operating income (loss)	(4,894)	(5,182)	2,200	223	(7,653)

Earnings in consolidated subsidiaries	(8,512)	879	—	7,633	—

Other income (expense):
Interest income	4,875	66	69	(4,692)	318
Interest expense	(3,672)	(4,767)	(3)	4,692	(3,750)
Rainbow royalty	1,592	—	(1,592)	—	—
Minority interest	(430)	(715)	—	—	(1,145)
Refinancing / bank amendment charges	(564)	—	—	—	(564)
Other, net	533	20	(178)	—	375
Income (loss) from cont oper before income taxes	(11,072)	(9,699)	496	7,856	(12,419)
Income tax expense (benefit)	(3,532)	(963)	(384)	—	(4,879)
Net income (loss) from continuing operations	(7,540)	(8,736)	880	7,856	(7,540)

Income (loss) from discontinued operations	15	(310)	(49)	359	15
Net income (loss)	$(7,525)	$(9,046)	$831	$8,215	$(7,525)

See accompanying unaudited note.

UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended December 31, 2003

(In 000s)

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclass- ifications and Eliminations	Alliance Gaming Corporation and Subsidiaries
Revenues:
Gaming equipment and systems	$—	$92,361	$10,902	$(6,944)	$96,319
Casino operations	—	—	13,758	(1,446)	12,312
	—	92,361	24,660	(8,390)	108,631

Costs and expenses:
Cost of gaming equipment and systems	—	39,293	6,371	(6,884)	38,780
Cost of casino operations	—	—	4,884	—	4,884
Selling, general and administrative	3,124	13,023	6,847	(1,446)	21,548
Research and development costs	—	9,287	153	—	9,440
Depreciation and amortization	373	5,196	876	—	6,445
	3,497	66,799	19,131	(8,330)	81,097

Operating income (loss)	(3,497)	25,562	5,529	(60)	27,534

Earnings in consolidated subsidiaries	25,005	3,156	—	(28,161)	—

Other income (expense):
Interest income	3,107	5	3	(3,032)	83
Interest expense	(3,805)	(3,081)	(15)	3,032	(3,869)
Rainbow royalty	1,541	—	(1,541)	—	—
Minority interest	(541)	—	—	—	(541)
Other, net	126	(190)	(481)	—	(545)
Income (loss) from cont oper before income taxes	21,936	25,452	3,495	(28,221)	22,662
Income tax expense (benefit)	7,718	387	339	—	8,444
Net income (loss) from continuing operations	14,218	25,065	3,156	(28,221)	14,218

Income (loss) from discontinued operations	4,526	4,526	420	(4,946)	4,526
Net income (loss)	$18,744	$29,591	$3,576	$(33,167)	$18,744

See accompanying unaudited note.

UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS

Six Months Ended December 31, 2004

(In 000s)

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclass- ifications and Eliminations	Alliance Gaming Corporation and Subsidiaries

Revenues:
Gaming equipment and systems	$—	$201,418	$12,344	$(8,752)	$205,010
Casino operations	—	—	28,213	(2,608)	25,605
	—	201,418	40,557	(11,360)	230,615
Costs and expenses:
Cost of gaming equipment and systems	—	105,098	7,862	(8,787)	104,173
Cost of casino operations	—	—	9,391	—	9,391
Selling, general and administrative	8,544	62,877	15,893	(2,608)	84,706
Research and development costs	—	21,938	192	—	22,130
Restructuring charge	1,435	—	—	—	1,435
Depreciation and amortization	653	20,072	2,136	—	22,861
	10,632	209,985	35,474	(11,395)	244,696

Operating income (loss)	(10,632)	(8,567)	5,083	35	(14,081)

Earnings in consolidated subsidiaries	(15,112)	2,328	—	12,784	—

Other income (expense):
Interest income	9,882	74	193	(9,351)	798
Interest expense	(7,557)	(9,500)	(6)	9,351	(7,712)
Rainbow royalty	3,205	—	(3,205)	—	—
Minority interest	(929)	(715)	—	—	(1,644)
Refinancing / bank amendment charge	(564)	—	—	—	(564)
Other, net	673	(24)	(121)	—	528
Income (loss) from continuing operations before income taxes	(21,034)	(16,404)	1,944	12,819	(22,675)
Income tax expense (benefit)	(7,089)	(1,257)	(384)	—	(8,730)
Net income (loss) from continuing operations	(13,945)	(15,147)	2,328	12,819	(13,945)

Income (loss) from discontinued operations	(4,376)	261	261	(522)	(4,376)
Net income (loss)	$(18,321)	$(14,886)	$2,589	$12,297	$(18,321)

See accompanying unaudited note.

UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS

Six Months Ended December 31, 2003

(In 000s)

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclass- ifications and Eliminations	Alliance Gaming Corporation and Subsidiaries

Revenues:
Gaming equipment and systems	$—	$177,370	$19,514	$(12,097)	$184,787
Casino operations	—	—	27,997	(2,930)	25,067
	—	177,370	47,511	(15,027)	209,854
Costs and expenses:
Cost of gaming equipment and systems	—	71,981	11,956	(11,920)	72,017
Cost of casino operations	—	—	9,887	—	9,887
Selling, general and administrative	6,057	34,235	13,251	(2,930)	50,613
Research and development costs	—	15,028	375	—	15,403
Depreciation and amortization	879	9,865	1,723	—	12,467
	6,936	131,109	37,192	(14,850)	160,387

Operating income (loss)	(6,936)	46,261	10,319	(177)	49,467

Earnings in consolidated subsidiaries	44,757	5,725	—	(50,482)	—

Other income (expense):
Interest income	6,177	5	8	(6,064)	126
Interest expense	(9,466)	(6,165)	(31)	6,064	(9,598)
Rainbow royalty	3,134	—	(3,134)	—	—
Minority interest	(1,027)	—	—	—	(1,027)
Refinancing / bank amendment charges	(12,293)	—	—	—	(12,293)
Other, net	235	(387)	(747)	—	(899)

Income (loss) from continuing operations before income taxes	24,581	45,439	6,415	(50,659)	25,776
Income tax expense (benefit)	8,515	505	690	—	9,710
Net income (loss) from continuing operations	16,066	44,934	5,725	(50,659)	16,066

Income (loss) from discontinued operations	8,706	8,706	730	(9,436)	8,706
Net income (loss)	$24,772	$53,640	$6,455	$(60,095)	$24,772

See accompanying unaudited note.

UNAUDITED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended December 31, 2004

(000s)

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclass- ifications and Elimi- nations	Alliance Gaming Corporation and Subsidiaries
Cash flows from operating activities of continuing operations:
Net income (loss)	$(18,321)	$(14,886)	$2,589	$12,297	$(18,321)
Adjustments to reconcile net income (loss) to net cash provided By (used in) operating activities of continuing operations:
(Income) loss from discontinued operations	4,376	(261)	(261)	522	4,376
Depreciation and amortization	653	20,072	2,136	—	22,861
Stock–based compensation	542	—	—	—	542
Refinancing / bank amendment charges	564	—	—	—	564
Deferred income taxes	(760)	73	—	—	(687)
Provision for losses on receivables	—	5,028	126	—	5,154
Inventory and other discontinued assets write-downs	—	14,088	—	—	14,088
Other	(9,699)	(1,203)	(703)	—	(11,605)

Change in operating assets and liabilities, net of effects of business acquired:
Accounts and notes receivable	665	15,647	1,017	(191)	17,138
Intercompany accounts	(8,369)	17,550	3,407	(12,588)	—
Inventories	—	(14,826)	(2,593)	(37)	(17,456)
Other current assets	(430)	(3,833)	(73)	—	(4,336)
Accounts payable	125	(6,105)	(1,189)	—	(7,169)
Accrued liabilities and jackpot liabilities	(4,846)	(7,967)	(37)	(3)	(12,853)
Net cash provided by (used in) operating activities of continuing operations	(35,500)	23,377	4,419	—	(7,704)

Cash flows from investing activities of continuing operations:
Additions to property, plant and equipment	(16)	(3,426)	(2,089)	—	(5,531)
Additions to leased gaming equipment	—	(18,183)	—	—	(18,183)
Additions to other long-term assets	—	(1,526)	5	—	(1,521)
Acquisitions, net of cash acquired	—	(12,000)	—	—	(12,000)
Proceeds from sale of net assets of discontinued operations	1,911	—	—	—	1,911
Net cash provided by (used in) investing activities of continuing operations	1,895	(35,135)	(2,084)	—	(35,324)

Cash flows from financing activities of continuing operations:
Capitalized debt issuance costs	(1,038)	—	—	—	(1,038)
Payoff of debt due to sale of net assets of discontinued operations	(101,618)	—	—	—	(101,618)
Reduction of long-term debt	(875)	(1,175)	—	—	(2,050)
Re-purchase of treasury shares	(164)	—	—	—	(164)
Proceeds from exercise of stock options and warrants	945	—	—	—	945
Dividends received (paid)	—	4,837	(4,837)	—	—
Net cash provided by (used in) financing activities of continuing operations	(102,750)	3,662	(4,837)	—	(103,925)

Effect of exchange rate changes on cash	—	—	487	—	487

Cash provided by discontinued operations	—	1,550	154	—	1,704

Cash and cash equivalents:
Increase for the period	(136,355)	(6,546)	(1,861)	—	(144,762)
Balance, beginning of period	155,347	7,742	9,637	—	172,726
Balance, end of period	$18,992	$1,196	$7,776	$—	$27,964

See accompanying unaudited note.

UNAUDITED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended December 31, 2003

(000s)

	Parent	Guaranteeing Subsidiaries	Non- Guaranteeing Subsidiaries	Reclass- ifications and Elimi- nations	Alliance Gaming Corporation and Subsidiaries
Cash flows from operating activities of continuing operations:
Net income (loss)	$24,772	$53,640	$6,455	$(60,095)	$24,772
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
(Income) loss from discontinued operations	(8,706)	(8,706)	(730)	9,436	(8,706)
Depreciation and amortization	879	9,865	1,723	—	12,467
Refinancing charge	12,293	—	—	—	12,293
Deferred income taxes	8,671	1,762	—	—	10,433
Provision for losses on receivables	—	505	21	—	526
Other	(99)	(1,006)	6	—	(1,099)

Change in operating assets and liabilities, net of effects of business acquired:
Accounts and notes receivable	(1,436)	(492)	2	(93)	(2,019)
Intercompany accounts	(16,285)	(35,946)	1,716	50,515	—
Inventories	—	(2,155)	(515)	177	(2,493)
Other current assets	(440)	(588)	5	—	(1,023)
Accounts payable	(1,035)	(1,345)	308	—	(2,072)
Accrued liabilities and jackpot liabilities	(8,377)	4,556	837	60	(2,924)
Net cash provided by operating activities of continuing operations	10,237	20,090	9,828	—	40,155

Cash flows from investing activities of continuing operations:
Advances of notes receivable due from Sierra Design Group	(61,025)	—	—	—	(61,025)
Additions to property, plant and equipment	(19)	(1,365)	(2,431)	—	(3,815)
Additions to leased gaming equipment	—	(14,081)	(1,876)	—	(15,957)
Additions to other long-term assets	(5,974)	(4,504)	64	—	(10,414)
Acquisitions, net of cash acquired	—	(3,879)	—	—	(3,879)
Proceeds from sale of net assets of discontinued operations	16,500	—	—	—	16,500
Net cash used in investing activities of continuing operations	(50,518)	(23,829)	(4,243)	—	(78,590)

Cash flows from financing activities of continuing operations:
Capitalized debt issuance costs	(6,954)	—	—	—	(6,954)
Premium paid on early redemption of debt	(5,399)	—	—	—	(5,399)
Proceeds from issuance of long-term debt	350,000	—	—	—	350,000
Net change of revolving credit facility	70,000	—	—	—	70,000
Payoff of debt due to sale of net assets of discontinued operations	(337,625)	—	—	—	(337,625)
Reduction of long-term debt	(495)	(842)	(12)	—	(1,349)
Proceeds from exercise of stock options and warrants	2,907	—	—	—	2,907
Dividends received (paid)	—	6,380	(6,380)	—	—
Net cash provided by (used in) financing activities of continuing operations	72,434	5,538	(6,392)	—	71,580

Effect of exchange rate changes on cash	—	—	130	—	130

Cash provided by discontinued operations	—	(938)	1,033	—	95

Cash and cash equivalents:
Increase for the period	32,153	861	356	—	33,370
Balance, beginning of period	12,730	18,036	8,118	—	38,884
Balance, end of period	$44,883	$18,897	$8,474	$—	$72,254

See accompanying unaudited note.

Debt and Revolving Credit Facility

Long-term debt and lines of credit at December 31, 2004 consist of the following (in 000s):

	Parent	Guaranteeing Subsidiaries	Reclass- ifications and Eliminations	Alliance Gaming Corporation and Subsidiaries

Term Loan Facility	$317,507	$—	$—	$317,507
Intercompany notes payable	—	261,340	(261,340)	—
Other, generally unsecured	32,000	4,073	—	36,073
	349,507	265,413	(261,340)	353,580
Less current maturities	3,175	1,865	—	5,040
Long-term debt, less current maturities	$346,332	$263,548	$(261,340)	$348,540

Long-term debt and lines of credit at June 30, 2004 consist of the following (in 000s):

	Parent	Guaranteeing Subsidiaries	Reclass- ifications and Eliminations	Alliance Gaming Corporation and Subsidiaries

Term Loan Facility	$350,000			$350,000
Revolving credit facility	70,000			70,000
Intercompany notes payable		251,989	(251,989)
Other, generally unsecured	4,000	4,955		8,955
	424,000	256,944	(251,989)	428,955
Less current maturities	3,313	2,553	—	5,866
Long-term debt, less current maturities	$420,687	$254,391	$(251,989)	$423,089

ALLIANCE GAMING CORPORATION

FORM 10-Q

December 31, 2004

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

Introduction

Operating under the name Bally Gaming and Systems, the Company is a worldwide leader of designing, manufacturing and distributing traditional and nontraditional gaming machines, having marketed over 100,000 gaming machines during the past five years, and computerized monitoring systems for gaming facilities.  The Bally Gaming and Systems business unit consists of three divisions: Game sales, System sales and Gaming operations. The Company also owns and operates a dockside casino in Vicksburg, Mississippi, which has approximately 12 table games and approximately 930 gaming devices (“Casino Operations”). Further information about our business units is contained in the notes to the Consolidated Financial Statements (“Segments and Geographical Information”) and in our annual report filed on Form 10-K.

The Company recognizes revenue from the following sources:  sales of gaming machines, operation of wide-area progressive systems and lease of gaming machines, sales of computerized monitoring systems and related recurring hardware and software maintenance revenue, and from casino operations.  The Company often accepts used machines as trade-ins toward the purchase of new gaming equipment. These trade-ins are negotiated at the time of sale for that transaction only, and there are no provisions for rights to future trade-ins contained in the purchase agreement for the new gaming equipment.  The traded-in gaming machine is accounted for as a discount to the contracted selling price of a new gaming machine.

Our most significant expenses are (1) cost of sales, (2) research and development expenses, (3) advertising and promotional expenses and (4) administrative expenses.  The Company strives to control these expenses by working closely with division unit leaders and by centralizing functions such as finance, accounting, legal, human resources and management information systems.  The Company also uses its market presence and purchasing power to negotiate favorable rates with vendors and suppliers.

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

Depreciation and amortization expense for tangible and intangible assets have historically been significant factors in determining our overall profitability.  Based on intangible assets currently held by us and the allocation of the aggregate purchase price of acquisitions completed during the year ended June 30, 2004, the Company expects the total amortization expense incurred will increase in fiscal year 2005 compared to fiscal year 2004.

Basis of Presentation

Our results include the accounts of Alliance Gaming Corporation, and its wholly-owned and partially-owned, controlled subsidiaries.

Results of Operations

Bally Gaming and Systems

Summary financial results and operating statistics (dollars in millions):

	Three Months Ended December 31,		Increase/	%	Six Months Ended December 31,		Increase/	%
	2004	2003	(Decrease)	Change	2004	2003	(Decrease)	Change
Revenues
Game sales	$46.1	$49.6	$(3.5)	(7)%	$97.5	$92.3	$5.2	6%
System sales	24.2	30.7	(6.5)	(21)%	43.6	60.7	(17.1)	(28)%
Gaming operations	30.6	16.0	14.6	91%	63.9	31.8	32.1	101%
Total revenues	$100.9	$96.3	$4.6	5%	$205.0	$184.8	$20.2	11%

Gross Margin
Game sales	$4.2	$23.2	$(19.0)	(82)%	$17.1	$42.9	$(25.8)	(60)%
System sales	18.9	22.9	(4.0)	(17)%	34.7	46.7	(12.0)	(26)%
Gaming operations	24.6	11.4	13.2	115%	49.0	23.2	25.8	111%
Total gross margin	$47.7	$57.5	$(9.8)	(17)%	$100.8	$112.8	$(12.0)	(11)%

Selling, general and administrative	33.2	15.5	17.7	114%	69.4	38.6	30.8	80%
Research and development costs	10.4	9.4	1.0	11%	22.1	15.4	6.7	44%
Depreciation and amortization	10.9	5.4	5.5	102%	20.6	10.2	10.4	102%

Operating inc (loss)	$(6.8)	$27.2	$(34.0)	(125)%	$(11.3)	$48.6	$(59.9)	(123)%

	Three months Ended December 31,		Increase/	%	Six months Ended December 31,		Increase/	%
	2004	2003	(Decrease)	Change	2004	2003	(Decrease)	Change

Operating Statistics:
New Gaming Devices Sold	3,123	4,359	(1,236)	(28)%	5,863	7,689	(1,826)	(24)%
Original Equipment Mfg. (“OEM”) Units Sold	34	242	(208)	(86)%	1,954	2,105	(151)	(7)%
New Unit average selling price - (Excluding OEM)	$10,682	$9,050	$1,632	18%	$10,547	$8,782	$1,765	20%
Game monitoring units installed base	281,000	244,000	37,000	15%
Casino management systems-installed base	220	199	21	11%
System managed cashless games	109,000	44,000	65,000	148%
End of period installed base:
Wide-area progressive	1,746	1,840	(94)	(5)%
Daily-fee games	8,768	3,103	5,665	183%
Centrally determined games	17,725	—	17,725	100%

Segment revenues increased, and gross margin decreased, in the second quarter and the first six months of fiscal year 2005 as a result of the following:

•                  Bally Game Sales revenue decreased as a result of the following:

•                  Total unit sales declined due to a general slow down of the traditional Class III replacement cycle for casinos and the lack of new casino openings in the current quarter as well as a declining demand for our video game products. The decline in games sales was partially offset by an increase in average selling price to $10,682 which reflects the sale of higher priced Class II and centrally determined games.

•                  Bally Systems revenue decreased primarily as a result of:

•                  Decreased hardware and software sales due to the lack of new property openings in the current quarter.

•                  Recurring hardware and software maintenance revenues increased resulting from the larger base of installed units, which now stands at approximately 281,000 in 220 casinos world-wide.  Service revenue also increased due to demand for system implementation and promotions services.

•                  Gaming Operations revenues increased as a result of:

•                  Growth in our installed base of daily fee games primarily driven by the placements to the New York and Rhode Island Lotteries, as well as the growth in our Class II and centrally determined games.

•                  Inclusion of the installed base of units as part of the SDG acquisition.

•                  Gross margin decreased as a result of the following:

•                  Game sales gross margin declined primarily due to inventory and related asset write-downs of $3.0 million and $11.1 million for the first and second quarters of fiscal 2005, respectively. (See discussion listed Inventory write-down which follows later in this section.)  Without these charges the gross margin was 33% and 31%, for the three and six month periods ended December 31, 2004 respectively, which reflects the lower margin received on certain Class II and central determination games in exchange for a recurring link fee.  Additionally, the lower volume of sales has resulted in the poor absorption of factory overhead.  The Company believes that if unit sales and placements increase, the gross margin will be positively impacted and could return to 35% to 40% level or above in the future, but there can be no assurances that this level will be achieved.

•                  Systems gross margin improvement is reflective of the higher proportion of high margin software maintenance and service revenues.

•                  Gaming operations gross margin increased as a result of a higher mix of daily fee games and the decline in the frequency of WAP jackpots awarded during the current quarter.

•                  Selling, general and administrative expenses increased in the second quarter and the first six months of fiscal 2005 as a result of the following:

•                  The addition of the Class II and central determination operations.

•                  Increased legal expense as a result of higher patent and litigation costs.

•                  Higher field service related costs due to our increase in the base of installed games under gaming operations.

•                  Increase in the provision for doubtful accounts receivable of $2.6 million and $4.4 million for the three and six month periods ended December 31, 2004, respectively.  This increase includes a charge for a large customer who recently declared bankruptcy, as well as an increase in the accounts receivable reserve as the receivable base has aged slightly compared to a year ago.

•                  Research and development costs increased as a result of the increased investment in the development of the Alpha game platform and related game content, and sustaining development of multiple existing game platforms and systems.

•                  Depreciation and amortization increased as a result of the following:

•                  Increase in acquisition-related intangible assets.

•                  Increase in the base of installed recurring revenue games from 4,943 units in the prior year to 10,514 units.

•                  Increase in operating capital expenditures relative to new technology initiatives.

Rainbow Casino Operations

Summary financial results and operating statistics (dollars in millions):

	Three months ended December 31,		Increase/	%	Six months ended December 31,		Increase/	%
	2004	2003	(Decrease)	Change	2004	2003	(Decrease)	Change

Revenue	$12.8	$12.3	$0.5	4%	$25.6	$25.1	$0.5	2%

Gross Margin	$8.2	$7.4	$0.8	10%	$16.2	$15.2	$1.0	7%

Selling, general and administrative	3.3	2.9	0.4	14%	6.7	6.0	0.7	12%
Depreciation and amortization	0.8	0.7	0.1	14%	1.6	1.4	0.2	14%
Operating income	$4.1	$3.8	$0.3	8%	$7.9	$7.8	$0.1	1%

Operating Statistics:
Average No. - Gaming Devices	930	910	20	2%
Average No. - Table Games	12	12	—	—%

•                  Rainbow Casino revenues have increased at a pace slightly better than the market due to enhanced marketing programs.

•                  Gross margin increased as a result of decreases in certain operating costs.  Cost of casino revenue includes gaming taxes, rental costs and direct labor including payroll taxes and benefits.

•                  The overall selling, general and administrative expenses increased as a result of increases in casino promotional expenses.

Parent Company and other unallocated income (expense)

Summary financial results (dollars in millions):

	Three Months Ended December 31,		Increase/	%	Six Months Ended December 31,		Increase/	%
	2004	2003	(Decrease)	Change	2004	2003	(Decrease)	Change

General and administrative	$4.6	$3.1	$1.5	48%	$10.0	$6.0	$4.0	65%
Depreciation and amortization	0.3	0.4	(0.1)	(25)%	0.6	0.9	(0.3)	(27)%
Total Parent company expense	$4.9	$3.5	$1.4	40%	$10.6	$6.9	$3.7	53%

Other income (expense):
Interest income	$0.3	$0.1	$0.2	200%	$0.8	$0.1	$0.7	700%
Interest expense	(3.8)	(3.9)	(0.1)	(3)%	(7.7)	(9.6)	(1.9)	(20)%
Minority interest	(1.1)	(0.5)	0.6	112%	(1.6)	(1.0)	0.6	60%
Refinancing / bank amendment charges	(0.6)	—	(0.6)	—	(0.6)	(12.3)	11.7	95%
Other, net	0.4	(0.6)	1.0	168%	0.5	(0.9)	1.4	(159)%
Total other income (expense)	$(4.8)	$(4.9)	$(0.1)	(2)%	$(8.6)	$(23.7)	$15.1	(64)%

Income tax expense (benefit)	$(4.9)	$8.4	$(13.3)	(158)%	$(8.7)	$9.7	$(18.4)	(190)%

General and administrative expenses increased primarily as a result of:

•                  Increase in payroll and related expense primarily due to restricted stock units granted and severance benefits offset by reallocation of corporate employees to Bally Gaming and Systems business segment.

•                  Increase in litigation and general legal costs of approximately $0.8 million relative to protection of our patents and class action law suits.

•                  Increase in professional fees relative to Sarbanes-Oxley implementations.  The Company expects these additional costs to continue through fiscal 2005 and 2006.

•                  Increase in general liability and director and officer insurance costs.  Such increases in insurance costs are expected to continue in fiscal 2005.

•                  Other income (expense) decreased as a result of the prior year refinancing, which resulted in a charge of $12.3 million (consisting of a $5.0 million charge for the early extinguishment of the Company’s subordinated notes, $7.0 million for the non-cash write off of deferred financing costs, and $0.3 million in fees and expenses).

•                  Our effective income tax rate for the six month period ended December 31, 2004 was 39% compared to 38% in the prior year period.

Discontinued Operations

On October 15, 2004, the Company completed the sale of our interest in VSI to Churchill Downs Incorporated. The net proceeds received totaled approximately $2.0 million, resulting in a gain of $0.8 million, net of tax,  and is included in discontinued operations on the statement of operations.  During the quarter ended December 31, 2004, the Company accrued $2.0 million for various contingencies related to the sale of its discontinued operations.

Inventory write-down

The Company performs detailed inventory valuation procedures at least quarterly. This process includes examining the carrying values of new and used gaming devices, parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of our inventories, the current and projected sales levels for such products, the projected markets for such products both domestically and internationally, the costs required to sell the products including refurbishment costs and importation costs for international shipments, and the overall projected demand for products once the next generation of products are scheduled for release.

The Company has faced declining demand for its video products. During the quarter ended September 30, 2004, the Company decided that its legacy V7 video platform would no longer be supported and the remaining used game inventory for such products was targeted for immediate disposal, resulting in a write-down of $3.0 million. The remaining inventory of new games for this product line was targeted for sale at reduced prices, which were still above the carrying value less costs to sell and therefore were not written down.

During the quarter ended December 31, 2004, management completed a three year business planning process. In accordance with this plan, significant development efforts were redirected to the Alpha-based video platform and products. The Company also made its existing EVO video games upgradeable to Alpha when approved in each market. The remaining used EVO inventory has been targeted for sale primarily in non-domestic markets, which traditionally have lower price points for used games and have higher importation and delivery costs, resulting in significantly lower net realizable values. The capitalized regulatory approval costs for the EVO and legacy video platform were determined to no longer be recoverable, and were also written off.

During the quarter ended December 31, 2004, the Company also consolidated several warehouses into one central warehouse, with the intent to reduce warehouse rental costs. As part of this consolidation, certain used games and related ancillary equipment including signs, were identified for immediate destruction, scrap, or salvage, and this process continued into the March 2005 period.

As a result of the decision to move to the new video platform, the targeting of used equipment for non-domestic markets, and the consolidation of warehouses leading to accelerated disposals, the Company wrote down its inventory and related assets by a total of $11.1 million during the quarter ended December 31, 2004, and such write downs for the six months ended December 31, 2004 totaled $14.1 million. The Company continues to take certain used games on trade as part of new game sales, and therefore additional write downs may be necessary in future periods depending on a number of factors impacting the future demand for such products and the ultimate net values realized.

Liquidity and Capital Resources

As of December 31, 2004, cash and cash equivalents totaled $28.0 million.  In addition net working capital was approximately $137 million (excluding assets and liabilities of discontinued operations), a decrease of approximately $145 million from June 30, 2004, which is explained in the working capital section below.  Consolidated cash and cash equivalents at December 31, 2004 include approximately $2.7 million of cash utilized in our Casino Operations that is held in vaults, cages or change banks. Additionally, pursuant to various state gaming regulations, certain cash accounts are maintained to ensure availability of funds to pay wide-area progressive jackpot awards, which totaled approximately $12.8 million at December 31, 2004.  In addition, the Company purchases U.S. Treasury Strip securities for the benefit of jackpot winners who elect to receive annual or weekly installment payments. These securities are presented as restricted investments in the accompanying consolidated balance sheets, and totaled $8.5 million and $2.5 million as of December 31, 2004 and June 30, 2004, respectively.

The sale of Rail City was completed in May 2004 and the sale of UCMC was completed in June 2004. As a result of the sale of these assets, the terms of our bank loan agreement (the “Loan Agreement”) required the use of approximately 50% of the net proceeds (as defined in the agreement) to reduce the term loan and revolver principal balances on a pro rata basis. Accordingly, in August 2004 the Company made an initial reduction in our term loan of $31.6 million and the revolver was paid down from $70.0 million to zero.

During December 2004, the Company amended its Loan Agreement.  The amendment provides for an increase in the maximum allowable leverage ratio (currently 4.25x the trailing four quarter’s EBITDA, as defined in the Loan Agreement), a reduction in the revolver from $125 million to $75 million, and an increase in the term loan interest rate to LIBOR + 3.00%. The fee incurred for the amendment totaled approximately $1.0 million. The Company is currently in compliance with its covenants consisting of leverage ratio, fixed charges coverage ratio, and minimum EBITDA (as that term is defined in the Loan Agreement).  As of December 31, 2004, the Company’s leverage ratio was 3.9x.  Pursuant to the recent amendment, the leverage ratio maximum is scheduled to increase to 4.50x and to 4.75x as of March 31, 2005 and June 30, 2005, respectively.

Management believes that cash flows from current operating activities and the availability under the revolving credit facility will provide the Company with sufficient capital resources and liquidity.  Given the current leverage ratio, the Company had approximately $18 million of availability on its revolving credit facility as of December 31, 2004, which increased to approximately $40 million beginning on January 1, 2005, resulting from the 25 basis point increase in the maximum leverage ratio referred to above.  Continued access to the revolving credit facility will require the Company to increase its EBITDA (as defined in the Loan Agreement) to levels in excess of those generated in the six-month period ended December 31, 2004.  At December 31, 2004, there were no material commitments for capital expenditures.

Working Capital

The following table presents the components of consolidated working capital at December 31, 2004 and June 30, 2004, excluding assets and liabilities of discontinued operations (dollars in 000s):

	December 31, 2004	June 30, 2004	Change
Current assets:
Cash and cash equivalents	$27,964	$172,726	$(144,762)
Accounts and notes receivable	103,601	129,779	(26,178)
Inventories	72,462	61,135	11,327
Deferred tax assets	19,982	20,054	(72)
Other current assets	19,580	12,420	7,160
Total current assets	243,589	396,114	(152,525)

Current liabilities:
Accounts payable	30,478	37,515	(7,037)
Jackpot liabilities	10,076	12,075	(1,999)
Accrued liabilities	60,991	51,469	9,522
Taxes payable	—	7,233	(7,233)
Current maturities of long-term debt	5,040	5,866	(826)
Total current liabilities	106,585	114,158	(7,573)
Net working capital	$137,004	$281,956	$(144,952)

For the six month period ended December 31, 2004, working capital, excluding cash, changed less than $0.2 million on a net basis.  The decrease in cash of $144.7 million was driven by the $101.6 million of sale proceeds used to pay down our term loans in accordance with the Loan Agreement, as well as cash used to deploy wide-area and daily-fee gaming devices.

The other fluctuations contributing to changes in working capital were:

•                  A net decrease in accounts and notes receivable resulting from the overall reduction in game and systems sales.

•                  An increase in inventory due to the acquisition of games for the central determination markets, as well as inventory for the new line of video products.

•                  An increase in other assets as a result of the following:

•                                    Increase in deferred costs due to shipments of games to the European market that will not be installed until the second quarter of 2005.

•                                    Increase in prepaid taxes and prepaid royalties.

•                  An increase in accrued liabilities primarily as a result of the following:

•                                    An accrual of $7.4 million for damages awarded to Action Gaming and IGT for patent infringement.

Cash Flow

During the six months ended December 31, 2004, cash flows used in operating activities totaled $8.2 million as a result of:

•                  Reported net loss of $(18.2) million, which includes certain non-cash charges.

•                  Increases in inventory of $17.5 million.

•                  Timing of receivables collections.

•                  Timing of payments made for accounts payable and jackpot liabilities.

During the six months ended December 31, 2004, cash flows used in investing activities totaled $35.3 million due to the following:

•                  Capital expenditures of $5.5 million.

•                  Costs incurred to produce participation games totaling $18.2 million.

•                  Additions to other long-term assets of $1.5 million.

•                  SDG earnout buyout of $12 million.

During the six months ended December 31, 2004, $103.4 million of cash was used in financing activities of continuing operations resulting from:

•                  Pay down on the term loan and revolver of $101.6 million.

•                  Principal payments on other long term debt totaling $2.1 million.

•                  Cash provided from exercise of stock options of $0.9 million.

•                  Cash used for the Loan Agreement amendment fees totaling $1.0 million.

Contractual Commitments

A description of the Company’s contractual commitments can be found in Item 7 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.  For a more extensive discussion of the Company’s contractual commitments, see note 15 “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K for the year ended June 30, 2004.

Critical Accounting Policies and Estimates

The Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America. Certain of our accounting policies, including valuations utilized in asset impairment tests, acquisitions accounting, revenue recognition, allowance for doubtful accounts, capitalized costs, reserves for inventory, and deferred tax reserves require the Company to apply significant judgment in defining the appropriate assumptions for calculating financial estimates. These judgments are subject to an inherent degree of uncertainty. There can be no assurance that the actual results will not differ from our estimates.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Rate Fluctuations

Revenues and results of operations derived from our non-U.S. subsidiaries are denominated in their local currencies and are affected by changes in the relative values of non-U.S. currencies and the U.S. dollar.  Most of the currencies in countries in which we have foreign operations were strengthened versus the U.S. dollar, which resulted in assets and liabilities denominated in local currencies being translated into more dollars.  The Company does not currently utilize hedging instruments.

Market risks

During the normal course of  business, the Company is routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest and currency rate movements, collectibility of accounts and notes receivable, and recoverability of residual values on leased assets. We constantly assess these risks and have established policies and practices designed to protect against the adverse effects of these and other potential exposures. Although we do not anticipate any material losses in these risk areas, no assurances can be made that material losses will not be incurred in these areas in the future.

The Company has performed a sensitivity analysis of its financial instruments, which consists of cash and cash equivalents and debt. The Company has no derivative financial instruments. In performing the sensitivity analysis, the Company defined risk of loss as the hypothetical impact on earnings of changes in the market interest rates or currency exchange rates.

The results of the sensitivity analysis at December 31, 2004, are as follows:

Interest Rate Risk:

The Company had total debt of approximately $353.6 million, consisting primarily of the new $317.5 million outstanding term loan, the SDG earnout buyout of $28.0 million and other debt of approximately $8.1 million.  The bank facility borrowings each have a term of six months at which time the interest rate is subject to adjustment to the then current rate. If the LIBOR rates were to increase or decrease by 100 basis points, with all other factors remaining constant, earnings would decrease or increase by approximately $3.5 million annually on a pre-tax basis.

Foreign Currency Exchange Rate Risk:

Our foreign subsidiaries generally use their domestic currency as their functional currency. A 10% fluctuation in the exchange rates of these currencies against the U.S. dollar would result in a corresponding change in annual earnings reported in the consolidated group of approximately $0.2 million net of tax.

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

PART II

ITEM 1.     Legal Proceedings

In September 2004, a federal district court jury entered a $7.4 million verdict against the Company in a suit filed by Action Gaming, Inc., and IGT. The suit alleged that the multi-hand video poker game deployed by the Company’s former subsidiary, United Coin Machine Co., infringed the plaintiffs’ patents. The district court had ruled on summary judgment that the game does not infringe the patents. However, the court left to the jury the question whether the use of “autohold,” a specific, optional feature of the game, caused it to infringe under the “doctrine of equivalents,” a doctrine of patent law. After a two-week trial, the jury determined that the game with the autohold option enabled did infringe under the doctrine of equivalents and awarded damages accordingly. The feature has been disabled on all affected games in the field, and the decision permits continued deployment of the game as long as the autohold feature is not included. The Company is pursuing various remedies and has posted a cash bond to stay payment of the judgment pending post-trial motions and appeal.

In June and July 2004, purported class actions were filed against Alliance Gaming Corporation and its officers, Robert Miodunski (the Company’s former Chief Executive Officer), Robert Saxton, Mark Lerner, and Steven Des Champs, in the Federal District Court for the District of Nevada.  The nearly identical complaints allege violations of the Securities Exchange Act of 1934 stemming from the revision of earnings guidance, and declines in the stock price.  The plaintiffs’ motions to consolidate the cases and appoint lead plaintiff counsel are pending and are customary in such cases.  The next step will be for the plaintiffs to file a consolidated complaint.  The Company believes the lawsuits are without merit and intends to vigorously defend the action.  In addition, in July 2004 two derivative lawsuits were filed in Nevada state court against the members of the board of directors and the officers listed above.  The Company is named as a nominal defendant in the derivative lawsuits as the claims are purportedly asserted for the benefit of the Company.  These lawsuits assert claims for breach of fiduciary duty and waste of corporate assets arising out of the same events as those giving rise to the class actions described above. These two cases have also been consolidated, and a consolidated complaint has been filed.  The defendants’ motions to dismiss or to stay were heard in January 2005 and taken under submission by court.

In February 2005, the Securities and Exchange Commission (the “SEC”) requested documents and information regarding matters related to the allegations in the class actions and similar matters.  Management is cooperating fully with the SEC in this matter.

A lawsuit filed against the Company in August 2004 by Shuffle Master, Inc. in the U.S. District Court of Nevada, alleging infringement of various patents is in the discovery phase.  A patent infringement lawsuit filed against the Company in December 2004 by IGT in the U.S. District Court of Nevada, is in the pleadings phase.  The Company is vigorously defending both lawsuits.

The Company is also a party to various lawsuits relating to routine matters incidental to our business.  Management does not believe that the outcome of such litigation, including the matters above, in the aggregate, will have a material adverse effect on our financial position.

ITEM 4.  Submission of Matters to a Vote of Security Holders

On December 8, 2004, the Company held its annual shareholders meeting at which the shareholders were asked to vote on the election of two directors and the approval of an amendment to the Company’s Amended and Restated 2001 Long Term Incentive Plan  (the “Plan”) to increase the number of shares that can be issued under the Plan.  Of the 51,003,578 shares outstanding, 38,324,440 were voted for and 5,774,287 withheld from Mr. Jacques Andre: and 40,497,293 were voted for and 3,601,434 withheld from Mr. Richard Hadrill.  With respect to the approval of the amendment to the Plan, 16,873,536 shares were voted for, 9,562,696 shares against, 979,187 shares abstained and there were 16,683,308 broker non-votes resulting in the approval of the amendment to the Plan.  Additionally, the shareholders ratified the Board of Director’s appointment of Deloitte and Touche LLP to act as independent public accountants of the Company for the fiscal year ending June 30, 2005.

ITEM 6.                  Exhibits

a.                                       Exhibits

2.7

Amendment dated December 30, 2004, to the Amended and Restated Stock Purchase Agreement by and among Alliance Gaming Corporation, Sierra Design Group, and Robert Luciano, as Trustee for the Robert Luciano Family Trust, dated March 2, 2004.

10.40	Amendment as of December 22, 2004, to the Employment Agreement between the Company and Richard Haddrill, entered into as of June 30, 2004.

10.41	Alliance Gaming Corporation Amended and Restated 2001 Long-Term Incentive Plan including Amendment #1 (incorporated by reference to Form S-8 filed January 14, 2005, Registration Number 333-122064).

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Act of 1934, as amended.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2004.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

ALLIANCE GAMING CORPORATION	Date: February 9, 2005
(Registrant)

By	/s/ Richard Haddrill
Richard Haddrill
President and Chief Executive Officer
(Principal Executive Officer)

By	/s/ Robert L. Saxton
Robert L. Saxton
Executive Vice President, Treasurer and Chief Financial
Officer (Principal Financial and Accounting Officer)