Form 10-Q
period 2005-03-31
ALLIANCE GAMING CORP
filed 2005-05-10
CIK 2491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-4281

ALLIANCE GAMING CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	88-0104066
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6601 S. Bermuda Road
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

☒  Yes   ☐  No

The number of shares of Common Stock, $0.10 par value, outstanding as of May 6, 2005, according to the records of the registrant’s registrar and transfer agent was 51,098,955.

I N D E X

  PART I.    FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2005 and June 30, 2004

Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and 2004

Unaudited Condensed Consolidated Statements of Operations for the Nine Months Ended March 31, 2005 and 2004

Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended March 31, 2005

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2005 and 2004

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits

SIGNATURES

PART I

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

 (In 000s)

	As of
	March 31,	June 30,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$31,414	$172,726
Accounts and notes receivable, net of allowances for doubtful accounts of $13,381 and $9,722	105,781	129,779
Inventories, net	58,319	61,135
Deferred tax assets, net	19,982	20,054
Other current assets	16,952	12,420
Total current assets	232,448	396,114
Long-term investments (restricted)	9,622	2,528
Long-term receivables, net	5,120	12,518
Net investment in leases	10,917	5,614
Leased gaming equipment, net of accumulated depreciation of $46,138 and $31,105	46,205	46,634
Property, plant and equipment, net of accumulated depreciation of $31,616 and $23,127	74,986	75,838
Goodwill	175,077	136,989
Intangible assets, net of accumulated amortization of $17,152 and $12,489	57,185	63,623
Deferred tax assets, net	14,895	—
Assets of discontinued operations held for sale	—	4,442
Other assets, net	14,935	6,354
Total assets	$641,390	$750,654

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$24,856	$37,515
Accrued liabilities	61,301	51,469
Jackpot liabilities	12,576	12,075
Income taxes payable	6,353	7,233
Current maturities of long-term debt	4,768	5,866
Liabilities of discontinued operations held for sale	—	4,337
Total current liabilities	109,854	118,495
Long-term debt, net of current maturities	345,442	423,089
Deferred tax liabilities	799	849
Other liabilities	7,019	6,092
Minority interest	521	1,326
Total liabilities	463,635	549,851
Stockholders’ equity:
Special stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 115 shares issued and outstanding	12	12
Common stock, $.10 par value; 100,000,000 shares authorized; 51,590,000 and 51,426,000 shares issued and outstanding	5,162	5,145
Treasury stock at cost, 526,000 and 525,000 shares	(665)	(501)
Deferred compensation (restricted stock units)	(7,271)	(6,500)
Additional paid-in capital	197,217	194,040
Accumulated other comprehensive income	1,382	1,524
Accumulated (deficit) retained earnings	(18,082)	7,083
Total stockholders’ equity	177,755	200,803
Total liabilities and stockholders’ equity	$641,390	$750,654

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In 000s)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Revenues:
Gaming equipment and systems	$111,678	$101,977	$316,688	$286,764
Casino operations	13,734	14,262	39,339	39,329
	125,412	116,239	356,027	326,093
Cost and expenses:
Cost of gaming equipment and systems	57,453	41,378	161,626	113,395
Cost of casino operations	4,857	5,324	14,248	15,211
Selling, general and administrative	36,510	30,198	121,216	80,812
Research and development costs	10,589	9,059	32,719	24,462
Restructuring charge	2,219	—	3,654	—
Impairment charge	3,599	—	3,599	—
Depreciation and amortization	12,373	8,128	35,234	20,595
	127,600	94,087	372,296	254,475
Operating income (loss)	(2,188)	22,152	(16,269)	71,618

Other income (expense):
Interest income	215	1,817	1,013	1,943
Interest expense	(5,073)	(4,590)	(12,785)	(14,188)
Minority interest	(907)	(722)	(2,551)	(1,749)
Refinancing/ bank amendment charges	—	—	(564)	(12,293)
Other, net	24	(182)	552	(1,081)
Income (loss) from continuing operations before income taxes	(7,929)	18,475	(30,604)	44,250
Income tax expense (benefit)	(1,480)	6,234	(10,210)	15,944
Income (loss) from continuing operations	(6,449)	12,241	(20,394)	28,306
Income (loss) from discontinued operations	(395)	1,593	(4,771)	10,299
Net income (loss)	$(6,844)	$13,834	$(25,165)	$38,605

Basic earnings (loss) per share:
Continuing operations	$(0.13)	$0.25	$(0.41)	$0.57
Discontinued operations	(0.01)	0.03	(0.09)	0.21
Total	$(0.14)	$0.28	$(0.50)	$0.78

Diluted earnings (loss) per share:
Continuing operations	$(0.13)	$0.24	$(0.41)	$0.56
Discontinued operations	(0.01)	0.03	(0.09)	0.20
Total	$(0.14)	$0.27	$(0.50)	$0.76

Weighted average common shares outstanding	51,057	50,221	50,485	49,334

Weighted average common and common share equivalents outstanding	51,057	51,449	50,485	50,522

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (In 000s)

							Accumulated	Retained
			Series E			Additional	Other	Earnings	Total
	Common Stock		Special	Treasury	Deferred	Paid-in	Comprehensive	(Accumulated	Stockholders’
	Shares	Dollars	Stock	Stock	Compensation	Capital	Income (loss)	Deficit)	Equity

Balances at June 30, 2004	51,426	$5,145	$12	$(501)	$(6,500)	$194,040	$1,524	$7,083	$200,803

Net loss	—	—	—	—	—	—	—	(25,165)	(25,165)
Foreign currency translation adjustment	—	—	—	—	—	—	(142)	—	(142)
Total comprehensive income									(25,307)
Restricted stock units issued	—	—	—	—	(2,127)	2,127	—	—	—
Restricted stock units amortization	—	—	—	—	1,356	—	—	—	1,356
Repurchase of common stock for treasury	—	—	—	(164)	—	—	—	—	(164)
Shares issued upon exercise of stock options	164	17	—	—	—	814	—	—	831
Tax benefit of employee stock option exercise	—	—	—	—	—	236	—	—	236
Balances at March 31, 2005	51,590	$5,162	$12	$(665)	$(7,271)	$197,217	$1,382	$(18,082)	$177,755

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In 000s)

	Nine Months Ended
	March 31,
	2005	2004
Cash flows from operating activities of continuing operations:
Net income (loss)	$(25,165)	$38,605
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
(Income) loss from discontinued operations	4,771	(10,299)
Depreciation and amortization	35,234	20,595
Stock-based compensation	1,356	—
Refinancing / bank amendment charges	564	12,293
Deferred income taxes	(3,996)	(6,257)
Provision for losses on receivables	5,700	755
Inventory and other discontinued asset write-downs	25,565	—
Other	(1,207)	(1,354)

Change in operating assets and liabilities, net of effects of business acquired:
Purchase of appeal bond	(7,600)	—
Accounts and notes receivable	18,458	(8,725)
Inventories	(8,347)	(3,080)
Other current assets	(4,955)	(627)
Accounts payable	(12,814)	9,893
Accrued liabilities and jackpot liabilities	(12,449)	16,255
Net cash provided by operating activities of continuing operations	15,115	68,054

Cash flows from investing activities of continuing operations:
Advances of notes receivable due from Sierra Design Group	—	(72,820)
Additions to property, plant and equipment	(9,124)	(9,556)
Additions to leased gaming equipment	(30,076)	(26,372)
Additions to other long-term assets	(2,177)	(12,825)
Acquisitions, net of cash acquired	(12,000)	(50,675)
Proceeds from sale of net assets of discontinued operations	1,911	16,500
Net cash used in investing activities of continuing operations	(51,466)	(155,748)

Cash flows from financing activities of continuing operations:
Capitalized debt issuance costs	(1,053)	(6,954)
Premium paid on early redemption of debt	—	(5,399)
Proceeds from the issuance of long-term debt	—	350,000
Net change in revolving credit facility	—	70,000
Payoff of debt due to sale of net assets of discontinued operations	(101,618)	(337,625)
Reduction of long-term debt	(5,283)	(2,986)
Re-purchase of treasury shares	(164)	—
Proceeds from exercise of stock options and warrants	1,068	6,623
Net cash (used in) provided by financing activities of continuing operations	(107,050)	73,659

Effect of exchange rate changes on cash	385	100

Discontinued operations:
Cash provided by discontinued operations	1,704	7,557

Cash and cash equivalents:
Decrease for the period	(141,312)	(6,378)
Balance, beginning of period	172,726	38,884
Balance, end of period	$31,414	$32,506

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

The accompanying consolidated financial statements include the accounts of Alliance Gaming Corporation and its wholly owned and partially owned, controlled subsidiaries. The Company consolidates Rainbow Casino Vicksburg Partnership (“RCVP”) and records minority interest expense to reflect the portion of the earnings of RCVP attributable to the minority shareholders. The Company is the general partner of RCVP, the partnership that operates the Rainbow Casino. Pursuant to transactions consummated in March 1995, the Rainbow Corporation, which was the former general partner of RCVP, became a limited partner entitled to receive 10% (which amount increases to 20% of such amount when annual revenues exceed $35.0 million but only on such incremental amount) of the net available cash flows after debt service and other items, as defined, payable quarterly through December 31, 2010. The Company holds the remaining economic interest in the partnership.

All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year financial statements to conform to the current year presentation, and to present Rail City Casino sold in May 2004, as discontinued operations for all periods presented.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement 123(R) which revised FASB No. 123.  Statement 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees for fiscal years beginning after June 15, 2005. The first reporting period for the Company will be the quarter ended September 30, 2005, and the Company is currently evaluating the impact of the adoption, however the pro forma impact is reflected in footnote 2.

In November 2004, the FASB issued Statement 151 revising ARB 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, wasted material (spoilage). This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company does not believe this accounting pronouncement will have a material impact on its financial condition or results of operations.

2.  STOCK-BASED COMPENSATION

The Company accounts for its stock-based employee compensation awards in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, because the exercise price of the Company’s employee stock options is not less than the market price on the date of grant, no compensation expense is recognized.

As provided under Financial Accounting Standards Board No. 123 “Accounting for Stock-Based Compensation” (“FASB No. 123”), companies may continue to account for employee stock-based compensation under APB 25, but are required to disclose historical pro-forma net income and earnings per share that would have resulted from the use of the fair value method described in FASB No. 123.

In December 2002, the FASB issued FASB No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. This Statement amended FASB No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this

Statement amended the disclosure requirements of FASB No. 123 and APB Opinion No. 28 “Interim Financial Reporting” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Under the fair value method, compensation costs are measured using an option pricing model and are amortized over the estimated life of the option, with option forfeitures accounted for at the time of the forfeiture, and all amounts are reflected net of tax.

The historical and pro forma net income (assuming an after-tax charge for stock-based compensation) and related per share data are as follows (in 000s, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income (loss)
As reported	$(6,844)	$13,834	$(25,165)	$38,605
Stock-based compensation under FASB No. 123, net of tax	(2,081)	(1,490)	(5,344)	(3,390)
Pro forma net income (loss)	$(8,925)	$12,344	$(30,509)	$35,215

Earnings (loss) per share:
Basic – as reported	$(0.14)	$0.28	$(0.50)	$0.78
Basic – pro forma	$(0.18)	$0.25	$(0.60)	$0.71
Diluted – as reported	$(0.14)	$0.27	$(0.50)	$0.76
Diluted – pro forma	$(0.18)	$0.24	$(0.60)	$0.70

On the date of grant using the Black-Scholes option-pricing model, the following assumptions were used to estimate the grant date fair value of the options in the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004

Risk-fee interest rate (weighted average)	3.0%	3.5%	2.8%	3.5%
Expected volatility	0.35	0.26	0.35	0.26
Expected dividend yield	0%	0%	0%	0%
Expected life	5 years	3-10 years	5-10 years	3-10 years

Based on the assumptions shown in the table above, the resulting fair values applied to the options granted were $4.00 and $9.18 per share for the quarter ended March 31, 2005 and 2004, respectively, and were $4.39 and $9.26 for the nine months ended March 31, 2005 and 2004, respectively.

During the three months ended March 31, 2005, we issued 20,000 restricted stock units with an aggregate fair value of $226,000. The total value of each unit, based on the fair market value of the stock on the date of grant, is initially reported as deferred compensation under shareholders’ equity. This deferred compensation is then amortized to compensation expense over the related vesting period. Pre-tax income, as reported, reflects $0.8 million and $1.4 million of amortization of restricted stock compensation for the three and nine month periods ended March 31, 2005, respectively.

3.  DISCONTINUED OPERATIONS

The Company has completed several divestitures in accordance with its plan to sell “non-core” businesses, which was a strategy announced in July 2003. In July 2003, the Company completed the sale of its Bally Wulff subsidiary. On June 30, 2004, the Company completed the sale of United Coin Machine Co. (“UCMC”). On October 15, 2004, the Company completed the sale of its interest in Video Services Inc. (“VSI”) to Churchill Downs Incorporated and received proceeds of approximately $2.0 million and realized a gain of $0.8 million, net of tax. During the quarter ended December 31, 2004, the Company accrued $2.0 million for various contingencies related to the sale of its discontinued operations.

The results of these discontinued operations are presented net of applicable income taxes in discontinued operations in the accompanying consolidated statements of operations.

Operating results for the discontinued operations for the nine month period ended March 31, 2005 consist primarily of VSI, as well as translation gains and losses on a certificate of deposit denominated in Euros which collateralizes certain tax claims. The results for the three and nine month periods ended March 31, 2004 include UCMC, VSI, and Rail City.

 Summary operating results are as follows (in 000s):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net revenues	$—	$68,797	$4,514	$192,330
Operating income	$—	$8,716	$358	$23,462
Income tax expense (benefit)	$31	$7,023	$(2,485)	$11,747
Income (loss) from discontinued operations	$(395)	$1,593	$(4,771)	$10,299

4.   OTHER CURRENT ASSETS

Other current assets consist of the following (in 000s):

	March 31,	June 30,
	2005	2004
Prepaid taxes	$168	$814
Prepaid royalty	2,947	2,623
Refundable deposits	1,845	3,229
Games on trial	2,982	2,608
Deferred cost of revenue	4,640	208
Prepaid licensing and intellectual fees	86	1,090
Prepaid insurance	1,370	592
Prepaid other expense	2,914	1,256
Total current assets	$16,952	$12,420

The decrease in refundable deposits of $1.4 million is a result of product purchases for which the deposit has been applied to the accounts payable.  Deferred costs increased $4.4 million, of which $2.2 million is due to games sold to a European market, which will not be recognized as revenue until the games are accepted by the customers and $2.0 million is due to Systems installations in various casinos that are not fully installed.

During the quarter ended March 31, 2005, the Company performed a review of its intellectual property rights for various video games used on certain legacy platforms. This review was triggered by the declining sales of these legacy games during fiscal 2005. The Company evaluated the carrying value of certain intellectual property assets and determined that several were no longer recoverable and were therefore deemed to be impaired. The impairment charge totaled $1.3 million, of which $0.4 million related to assets included in long-term intangible assets on the accompanying balance sheet.

5.   INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.  Cost elements included for work-in-process and finished goods include raw materials, freight, direct labor and manufacturing overhead.  Inventories consist of the following (in 000s):

	March 31,	June 30,
	2005	2004
Raw materials	$25,972	$26,050
Work-in-process	3,084	3,324
Finished goods	29,263	31,761
Total	$58,319	$61,135

The Company performs detailed inventory valuation procedures at least quarterly. This process includes examining the carrying values of new and used gaming devices, parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose).  Some of the factors involved in this analysis include the overall levels of inventories, the current and projected sales levels for such products, the projected markets for such products both domestically and internationally, the costs required to sell the products including refurbishment costs and importation costs for international shipments, and the overall projected demand for products once the next generation of products are scheduled for release.

The Company has faced declining demand for its video products during fiscal year 2005, and therefore has performed ongoing assessments of the net realizable value of this portion of its inventories. In October 2004, the Company made the strategic decision to move to its new Alpha video platform, which has resulted in higher than normal obsolescence in the legacy products.

The decision to move to the new video platform, the targeting of used equipment for non-domestic markets, and the previously disclosed consolidation of certain warehouses, all led to accelerated disposals of legacy products. This process has required continual updating of estimates for the net realizable value of inventories due to the subjectivity involved in projecting sales volumes, used game sales values, refurbishment costs, and customer demand in non-domestic jurisdictions. As a result of its ongoing analysis of inventory valuations, the Company has taken a series of inventory write downs totaling $7.9 million and $22.0 million, during the three and nine month periods ended March 31, 2005, respectively. While the Company believes that its visibility on used game sales has improved, there can be no assurances that further write downs will not be necessary in subsequent periods.

6.  PROPERTY, PLANT AND EQUIPMENT AND LEASED GAMING EQUIPMENT

Property, plant and equipment is stated at cost and depreciated over the estimated useful lives or lease term, if less, using the straight line method as follows: buildings and improvements, 28-40 years; gaming equipment, 4-7 years; furniture, fixtures and equipment, 3-7 years; and leasehold improvements, 5-10 years.  Leased gaming equipment is stated at cost and depreciated over its estimated useful life ranging from 2-4 years.

During the quarter ended March 31, 2005, the Company evaluated the useful lives and salvage values for its leased gaming equipment. Based on recent historical data indicating a shortening of the average length such games were deployed, the Company decided to reduce the depreciable life for certain video products to 2 years, and increase the salvage value from $1,000 to $2,000 based on current used game sales estimates. The change in the useful life resulted in an impairment charge of $0.8 million to write off the undepreciated portion of the game values (down to the salvage value) for games at the end of their 2-year life, and will increase deprecation expense by approximately $0.5 million per quarter.

Significant replacements and improvements are capitalized; other maintenance and repairs are expensed.  The cost and accumulated depreciation of assets retired or otherwise disposed of are eliminated from the accounts and any resulting gain or loss is credited or charged to income as appropriate.

Property, plant and equipment consist of the following (in 000s):

	March 31,	June 30,
	2005	2004
Land and land improvements	$12,827	$19,086
Buildings and leasehold improvements	39,626	29,937
Casino and central site equipment	30,424	29,121
Furniture, fixtures and equipment	23,725	20,821
Less accumulated depreciation	(31,616)	(23,127)
Total property, plant and equipment, net	$74,986	$75,838

Leased gaming equipment	$92,343	$77,739
Less accumulated depreciation	(46,138)	(31,105)
Total leased gaming equipment, net	$46,205	$46,634

7.  INTANGIBLE ASSETS AND GOODWILL

The Company evaluates the carrying value of goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable.  Indicators that could trigger an impairment review include changes in legal, regulatory, or economic factors, market conditions or operational performance. There were no impairment charges to goodwill in the nine months ended March 31, 2005 or during fiscal 2004.

Intangibles

Intangible assets excluding discontinued operations consist of the following (in 000s):

		March 31, 2005			June 30, 2004
	Wt. Avg.	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Computer software	3	$9,006	$(2,909)	$6,097	$8,963	$(1,498)	$7,465
Computer software from acquisitions	9	11,700	(4,355)	7,345	11,700	(3,380)	8,320
License rights	3-5	1,262	(524)	738	2,745	(1,979)	766
Capitalized regulatory approval costs	3	4,062	(1,358)	2,704	4,767	(833)	3,934
CRM software systems	5	3,290	(1,511)	1,779	3,039	(1,046)	1,993
PLM software systems	5	1,843	(256)	1,587	1,585	—	1,585
Trademarks	5	6,688	(503)	6,185	6,688	(288)	6,400
Patents	13	9,470	(789)	8,681	9,470	(243)	9,227
Non-compete agreements	6	275	(50)	225	275	(15)	260
Customer relationships	5	740	(160)	580	740	(49)	691
Core technology	8	5,445	(737)	4,708	5,445	(227)	5,218
Deferred financing costs	6	7,400	(1,994)	5,406	6,910	(1,017)	5,893
Contracts	10	12,100	(1,318)	10,782	12,100	(411)	11,689
Other intangibles	7	1,056	(688)	368	1,685	(1,503)	182
Total		$74,337	$(17,152)	$57,185	$76,112	$(12,489)	$63,623

Amortization expense totaled $2.5 million and $1.6 million for the three months ended March 31, 2005 and 2004, respectively.  Amortization expense totaled $7.1 million and $4.2 million for the nine months ended March 31, 2005 and 2004, respectively.  Computer software amortization expense totaled $1.1 million and $0.9 million for the three months ended March 31, 2005 and 2004, respectively.  Computer software amortization totaled $2.7 million and $2.3 million for the nine months ended March 31, 2005 and 2004, respectively.

Future amortization of intangible assets is scheduled as follows (in 000s):

Period Ending
June 30,	Amount
2005 (3 months)	$2,611
2006	10,667
2007	9,215
2008	6,890
2009	5,995
Thereafter	21,807
Total	$57,185

Goodwill

The changes in the carrying amount of goodwill are as follows (in 000s):

Balance as of June 30, 2004	$136,989
Acquired goodwill	40,879
Goodwill adjustments	(3,143)
Foreign currency translation adjustments	352
Balance as of March 31, 2005	$175,077

On December 30, 2004, the Company amended the Sierra Design Group (“SDG”) stock purchase agreement originally dated March 3, 2004.  The amendment terminates the contingent consideration payable over the next three years (the SDG earnout) which could have totaled $95.0 million (payable in cash and stock) depending on the achievement of certain SDG financial performance targets.  The consideration for the termination of the SDG earnout consisted of a one-time cash payment of $12.0 million paid to the group of former SDG stakeholders (most of whom are now employed by the Company) and the delivery of a $28.0 million unsecured promissory note to that same group of individuals, payable over five years with interest at LIBOR + 2%.  The $40.0 million of total consideration paid to terminate the SDG earnout, and related expenses has been treated as additional consideration paid for the stock of SDG, and therefore has been recorded as goodwill.

The purchase agreement for MindPlay LLC calls for future contingent consideration (“the MindPlay earnouts”) to be paid to its former principals, as more fully described in footnote 16. The MindPlay earnout is payable based on future revenues and gross margins from the sale of MindPlay products.  No amounts have yet been paid pursuant to the MindPlay earnout.

During the quarter ended March 31, 2005 the Company determined that certain valuation allowances against deferred tax assets recorded as part of the SDG acquisition were no longer required as the deferred tax assets were now deemed to be recoverable through the use of qualified tax planning strategies. The deferred tax valuation allowance of $2.5 million was therefore reclassified as a reduction of the goodwill created in the SDG acquisition. In addition, certain other carrying values for purchased assets and liabilities were adjusted to goodwill totaling $0.6 million.

8.   ACCRUED LIABILITIES AND JACKPOT LIABILITIES

Accrued liabilities consist of the following (in 000s):

	March 31,	June 30,
	2005	2004
Payroll and related costs	$11,406	$11,905
Interest	1,601	1,265
Professional and consulting fees	2,572	3,102
Deferred revenues, sales and use taxes	12,199	5,113
Regulatory approval cost accruals	819	652
Royalties, rebates, direct mail coupons	7,281	7,390
Customer deposits	6,511	9,896
Acquisition related accruals	2,257	3,806
Divestiture related accruals	498	4,377
Litigation accruals	9,360	—
Severance accruals (See Note 14)	1,784	—
Other	5,013	3,963
Subtotal	61,301	51,469
Jackpots accrued not yet awarded	12,576	12,075
Total accrued liabilities	$73,877	$63,544

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

The increase in litigation accruals of $9.4 million is primarily a result of the patent litigation discussed in Note 16 and the Commitments and Contingencies section of this report.

9.   LONG-TERM INVESTMENTS (RESTRICTED)

Pursuant to various state gaming regulations, certain cash accounts are maintained to ensure availability of funds to pay wide-area progressive jackpot awards, which totaled approximately $13.3 million at March 31, 2005 and which are included in cash and cash equivalents in the accompanying balance sheets.  In addition, the Company purchases U.S. Treasury Strip securities for the benefit of jackpot winners who elect to receive annual or weekly installment payments. These securities are presented as restricted investments in the accompanying unaudited condensed consolidated balance sheets, and totaled $9.6 million and $2.5 million as of March 31, 2005 and June 30, 2004, respectively.

10.  LONG-TERM DEBT

Long-term debt consisted of the following (in 000s):

	March 31,	June 30,
	2005	2004
Term loan facility	$315,757	$350,000
Revolving credit facility	—	70,000
SDG earnout	28,000	—
Other, generally unsecured	6,453	8,955
	350,210	428,955
Less current maturities	4,768	5,866
Long-term debt, less current maturities	$345,442	$423,089

During December 2004, the Company amended its senior loan agreement (the “Loan Agreement”).  The amendment provides for an increase in the maximum allowable leverage ratio, a reduction in the revolver from $125.0 million to $75.0 million, and an increase in the term loan interest rate to LIBOR + 3.00%. The fee incurred for the amendment totaled approximately $1.0 million. The Company is currently in compliance with its covenants consisting of leverage ratio, fixed charges coverage ratio, and minimum EBITDA (as that term is defined in the Loan Agreement).  The leverage ratio is computed as total average debt outstanding during the quarter divided by the trailing 12 months EBITDA excluding certain cash and non-cash charges, and is further adjusted to remove EBITDA from discontinued operations at the time those operations are sold. As of March 31, 2005, the computed leverage ratio was 4.1 times versus an amended covenant maximum of 4.5 times.  The maximum leverage ratio increase to 4.75 times for the trailing 12 month period ended June 30, 2005.

The other debt totaling approximately $34.5 million as of March 31, 2005 consists primarily of the debt owed to the former principals of SDG, Micro Clever Consulting, and MindPlay, totaling $28.0 million, $1.3 million and $4.0 million, respectively.  The loans are due at various dates between 2005 and 2009 and bear rates of interest between LIBOR + 2% (5.7% as of March 31, 2005) and 6%, and are generally unsecured.  Interest expense for these debts totaled $0.3 million, $0.1 million, and $0.2 million, respectively for the nine month ended March 31, 2005.

11.  EARNINGS PER SHARE

The following computation of basic and diluted earnings (loss) per share from continuing operations, and income (loss) applicable to common shares are as follows (in 000s except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income (loss) from continuing operations	$(6,449)	$12,241	$(20,394)	$28,306
Net income (loss) from discontinued operations	(395)	1,593	(4,771)	10,299
Net income (loss)	$(6,844)	$13,834	$(25,165)	$38,605

Weighted average common shares outstanding	51,057	50,221	50,485	49,334
Effect of dilutive securities	—	1,228	—	1,188
Weighted average common and dilutive shares outstanding	51,057	51,449	50,485	50,522

Earnings (loss) per basic share:
Income (loss) from continued operations	$(0.13)	$0.25	$(0.41)	$0.57
Income (loss) from discontinued operations	(0.01)	0.03	(0.09)	0.21
	$(0.14)	$0.28	$(0.50)	$0.78
Earnings (loss) per diluted share:
Income (loss) from continued operations	$(0.13)	$0.24	$(0.41)	$0.56
Income (loss) from discontinued operations	(0.01)	0.03	(0.09)	0.20
	$(0.14)	$0.27	$(0.50)	$0.76

Diluted earnings per share represent the potential dilution that could occur if all dilutive securities outstanding were exercised. Certain securities do not have a dilutive effect because their exercise price exceeds the fair market value of the underlying stock. Such securities are excluded from the diluted earnings per share calculation and consist of the following (in 000s):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Stock options	5,588	2	5,588	1,435
Warrants	100	—	100	—
	5,688	2	5,688	1,435

For the three and nine month periods ended March 31, 2005, a total of 1.2 million in-the-money options and 0.6 million restricted stock units were also excluded from the dilutive earnings per share calculation as they are antidilutive given the reported net loss for these periods.

12.  SEGMENTS AND GEOGRAPHICAL INFORMATION

The Company currently operates in two business segments (exclusive of the business segments included in discontinued operations): (i) Gaming Equipment and Systems which designs, manufactures and distributes gaming machines and computerized monitoring systems for gaming machines, and (ii) Casino Operations which currently owns and operates a casino in Vicksburg, Mississippi. The accounting policies of these segments are consistent with the Company’s policies for the Consolidated Financial Statements.

The table below presents information as to the Company’s revenues and operating income by segment (in 000s):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Revenues:
Gaming Equipment and Systems	$111,678	$101,977	$316,688	$286,764
Casino Operations	13,734	14,262	39,339	39,329
Total revenues	$125,412	$116,239	$356,027	$326,093

Inter-segment revenues:
Gaming Equipment and Systems	$84	$106	$396	$447

Operating income (loss):
Gaming Equipment and Systems	$(2,575)	$20,096	$(13,902)	$68,670
Casino Operations	4,812	5,157	12,690	12,985
Corporate/other	(4,425)	(3,101)	(15,057)	(10,037)
Total operating income (loss)	$(2,188)	$22,152	$(16,269)	$71,618

Total assets of the operating segments was consistent with amount disclosed within the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, with exception of goodwill which increased approximately $38.0 million as a result of the SDG earnout buyout.  The majority of the Company’s goodwill is recorded in the Gaming Equipment and Systems segment.

The Company has operations based primarily in the United States with sales and distribution offices in Europe and South America.

The table below presents information as to the Company’s revenues and operating income (loss) by geographic region (in 000s):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Revenues:
United States	$116,595	$109,809	$334,866	$300,149
Germany	1,595	2,901	4,253	14,695
Other foreign	7,222	3,529	16,908	11,249
Total revenues	$125,412	$116,239	$356,027	$326,093

Operating income (loss):
United States	$(770)	$22,032	$(12,836)	$69,004
Germany	(1,045)	695	(2,370)	2,645
Other foreign	(373)	(575)	(1,063)	(31)
Total operating income (loss)	$(2,188)	$22,152	$(16,269)	$71,618

13.   SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information is related to the consolidated statements of cash flows (in 000s).

	Nine Months Ended
	March 31,
	2005	2004
Cash paid for interest	$12,448	$19,779
Cash paid for income taxes	$3,077	$3,425

Non-cash investing and financing transactions:
Reclassify property, plant and equipment to inventory	$5,728	$3,793
Unfavorable translation rate adjustment	$527	$697
Note payable issued in acquisition	$28,000	$4,000

14.   RESTRUCTURING CHARGES

During fiscal year 2005, the Company has undertaken an extensive review of its operations and reduced its workforce during the September 2004 quarter and the March 2005 quarter. As a result of these reductions in force, the Company incurred charges totaling $2.2 million and $3.7 million for the three and nine month periods ended March 31, 2005, respectively which is primarily related to the Gaming and Systems segment. The balance of the accrued liability for unpaid severance costs is as follows:

Beginning balance at June 30, 2004	$—
Additions to the accrual	3,657
Amounts paid	(1,873)
Ending balance at March 31, 2005	$1,784

The restructuring completed in the March 2005 quarter included the relocation of the Company’s European distribution operations.  The Company has accrued a tax liability of $1.4 million (included in tax expense in the accompanying statement of operations) for the estimated tax obligation resulting from this restructuring.

15.   IMPAIRMENT CHARGE FOR DEVELOPMENT LOAN

During fiscal year 2004, the Company entered into an agreement to provide a development loan to a Native American tribe to further their pursuit of developing a gaming facility. The amounts advanced under the terms of the loan totaled $1.5 million, and the Company is not obligated for any additional advances. During the quarter ended March 31, 2005, the tribe received an adverse court ruling which the Company believes materially impairs the tribe’s ability to pay the loan and therefore the Company recorded an impairment charge for the full amount of the loan.

16.   COMMITMENTS AND CONTINGENCIES

On February 19, 2004, the Company completed the acquisition of MindPlay LLC.  Additional consideration may become payable in cash over the next 13 years upon the MindPlay business unit achieving certain significant revenue and gross margin targets.  The additional consideration that may become payable will be recorded as an additional cost of the acquired entity.

In June and July 2004, purported class actions were filed against Alliance Gaming Corporation and its officers, Robert Miodunski (the Company’s former Chief Executive Officer), Robert Saxton, Mark Lerner, and Steven Des Champs, in the Federal District Court for the District of Nevada.  The nearly identical complaints allege violations of the Securities Exchange Act of 1934 stemming from the revision of earnings guidance and declines in the stock price.  The plaintiffs’ motions to consolidate the cases and appoint lead plaintiff counsel customary in such cases, were granted in February 2005. The next step will be for the plaintiffs to file a consolidated complaint.  The Company believes the lawsuits are without merit and intends to vigorously defend the action.  In addition, in July 2004 two derivative lawsuits were filed in Nevada state court against the members of the board of directors and the officers listed above.  The Company is named as a nominal defendant in the derivative lawsuits as the claims are purportedly asserted for the benefit of the Company. These lawsuits assert claims for breach of fiduciary duty and waste of corporate assets arising out of the same events as those giving rise to the class actions described above.  These two cases have also been consolidated, and a consolidated complaint has been filed.  The defendants’ motions to dismiss or to stay were heard in January 2005, and the court granted the motions to dismiss in February 2005. The plaintiff’s motion to alter or amend the judgment is pending.

In February 2005, the Securities and Exchange Commission (the “SEC”) requested documents and information regarding matters related to the allegations in the class actions and similar matters.  Management is cooperating fully with the SEC in this matter.

A lawsuit filed against the Company in August 2004 by Shuffle Master, Inc. in the U.S. District Court, District of Nevada, alleging infringement of various patents is in the discovery phase.  A patent infringement lawsuit filed against the Company in December 2004 by IGT in the U.S. District Court, District of Nevada, is in the discovery phase.  The Company is vigorously defending both lawsuits.

In September 2004, a federal district court jury entered a $7.4 million verdict against the Company in a suit filed by Action Gaming, Inc. and IGT.  The suit alleged that the multi-hand video poker game deployed by the Company’s former subsidiary, United Coin Machine Co., infringed the plaintiffs’ patents.  The district court ruled on summary judgment that the game does not infringe the patents.  However, the court left to the jury the question whether the use of “autohold,” a specific, optional feature of the game, caused it to infringe under the “doctrine of equivalents,” a doctrine of patent law. After a two-week trial, the jury determined that the game with the autohold option enabled did infringe under the doctrine of equivalents and awarded damages accordingly. The feature has been disabled on all affected games in the field, and the decision permits continued deployment of the game as long as the autohold feature is not included.  The Company is pursuing various remedies and has posted a cash bond totaling $7.6 million to stay payment of the judgment (and accrued interest) pending post-trial motions and appeal.  The cash bond is included in other non-current assets and the accrued liability is included in accrued liabilities in the accompanying balance sheet. The expense for this charge is included in discontinued operations in the accompanying statement of operations.

The Company is also a party to various lawsuits relating to routine matters incidental to its business.  Management does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

Management believes that cash flows from current operating activities and the availability under the revolving credit facility will provide the Company with sufficient capital resources and liquidity.  At March 31, 2005, the Company had no significant material purchase commitments for capital expenditures.

17.  UNAUDITED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The following unaudited condensed consolidating financial statements are presented to provide certain financial information regarding guaranteeing and non-guaranteeing subsidiaries in relation to the Company’s Loan Agreement. The financial information presented includes Alliance Gaming Corporation (the “Parent”), its wholly-owned guaranteeing subsidiaries (“Guaranteeing Subsidiaries”), and the Rainbow Casino Vicksburg Partnership, L.P. (dba Rainbow Casino) and the Company’s non-domestic subsidiaries (together the “Non-Guaranteeing Subsidiaries”). The notes to the unaudited consolidating financial statements should be read in conjunction with these unaudited condensed consolidating financial statements.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2005

(In 000s)

					Alliance
			Non-	Reclassifications	Gaming
		Guaranteeing	Guaranteeing	and	Corp. and
	Parent	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$10,374	$12,719	$8,321	$—	$31,414
Accounts and notes receivable, net	1,736	86,998	17,900	(853)	105,781
Inventories, net	—	50,154	8,339	(174)	58,319
Deferred tax assets, net	1,461	18,521	—	—	19,982
Other current assets	1,574	13,870	1,508	—	16,952
Total current assets	15,145	182,262	36,068	(1,027)	232,448

Long-term investment (restricted)	—	9,622	—	—	9,622
Long-term receivables, net	267,344	3,782	22	(266,028)	5,120
Net investment in leases	—	10,917	—	—	10,917
Leased gaming equipment, net	—	50,390	(4,185)	—	46,205
Property, plant and equipment, net	68	31,024	43,894	—	74,986
Goodwill, net	(900)	157,731	18,246	—	175,077
Intangible assets, net	5,408	47,322	4,455	—	57,185
Investments in subsidiaries	354,467	68,040	—	(422,507)	—
Deferred tax assets, net	19,549	—	—	(4,654)	14,895
Other assets, net	(112,366)	149,162	(21,988)	127	14,935
	$548,715	$710,252	$76,512	$(694,089)	$641,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$807	$22,665	$1,384	$—	$24,856
Accrued liabilities	14,779	42,422	4,837	(737)	61,301
Jackpot liabilities	—	12,446	130	—	12,576
Income taxes payable	4,522	504	1,327	—	6,353
Current maturities of long-term debt	3,158	1,610	—	—	4,768
Total current liabilities	23,266	79,647	7,678	(737)	109,854

Long term debt, net	344,599	266,871	—	(266,028)	345,442
Deferred tax liabilities	—	4,654	799	(4,654)	799
Other liabilities	2,574	4,445	—	—	7,019
Minority interest	521	—	—	—	521
Total liabilities	370,960	355,617	8,477	(271,419)	463,635

Stockholders’ equity:
Special stock Series E	12	—	—	—	12
Common stock	5,162	109	1,027	(1,136)	5,162
Treasury stock	(665)	—	—	—	(665)
Deferred compensation	(7,271)	—	—	—	(7,271)
Additional paid-in capital	197,217	299,667	31,959	(331,626)	197,217
Accumulated other comprehensive income (loss)	1,382	1,385	2,972	(4,357)	1,382
Retained earnings (accumulated deficit)	(18,082)	53,474	32,077	(85,551)	(18,082)
Total stockholders’ equity	177,755	354,635	68,035	(422,670)	177,755
	$548,715	$710,252	$76,512	$(694,089)	$641,390

See accompanying unaudited note.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

June 30, 2004

(In 000s)

					Alliance
			Non-	Reclassifications	Gaming Corp.
		Guaranteeing	Guaranteeing	and	and
	Parent	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$155,347	$7,742	$9,637	$—	$172,726
Accounts and notes receivable, net	1,806	110,693	17,984	(704)	129,779
Inventories, net	—	55,125	6,161	(151)	61,135
Deferred tax assets, net	1,461	18,593	—	—	20,054
Other current assets	744	10,531	1,145	—	12,420
Total current assets	159,358	202,684	34,927	(855)	396,114

Long-term investment (restricted)	—	2,528	—	—	2,528
Long-term receivables, net	254,862	9,789	22	(252,155)	12,518
Net investment in leases	—	5,614	—	—	5,614
Leased gaming equipment, net	—	50,664	(4,030)	—	46,634
Property, plant and equipment, net	70	33,299	42,469	—	75,838
Goodwill, net	(900)	119,715	18,174	—	136,989
Intangible assets, net	5,899	52,958	4,766	—	63,623
Investments in subsidiaries	345,560	74,234	—	(419,794)	—
Deferred tax assets, net	5,342	—	—	(5,342)	—
Assets of discontinued operations held for sale	39	—	4,403	—	4,442
Other assets, net	(122,036)	143,833	(15,443)	—	6,354
	$648,194	$695,318	$85,288	$(678,146)	$750,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$974	$34,017	$2,524	$—	$37,515
Accrued liabilities	9,744	37,391	5,052	(718)	51,469
Jackpot liabilities	—	11,934	141	—	12,075
Income taxes payable	5,538	1,140	555	—	7,233
Current maturities of long-term debt	3,313	2,553	—	—	5,866
Liabilities of disc operations held for sale	3,185	—	1,152	—	4,337
Total current liabilities	22,754	87,035	9,424	(718)	118,495

Long term debt, net	420,687	254,391	—	(251,989)	423,089
Deferred tax liabilities	—	4,556	1,635	(5,342)	849
Other liabilities	2,624	3,468	—	—	6,092
Minority interest	1,326	—	—	—	1,326
Total liabilities	447,391	349,450	11,059	(258,049)	549,851

Stockholders’ equity:
Special stock Series E	12	—	—	—	12
Common stock	5,145	109	1,027	(1,136)	5,145
Treasury stock	(501)	—	—	—	(501)
Deferred compensation	(6,500)	—	—	—	(6,500)
Additional paid-in capital	194,040	260,813	33,415	(294,228)	194,040
Accumulated other comprehensive income (loss)	1,524	1,527	2,713	(4,240)	1,524
Retained earnings (accumulated deficit)	7,083	83,419	37,074	(120,493)	7,083
Total stockholders’ equity	200,803	345,868	74,229	(420,097)	200,803
	$648,194	$695,318	$85,288	$(678,146)	$750,654

See accompanying unaudited note.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2005

(In 000s)

					Alliance
			Non-	Reclassifications	Gaming
		Guaranteeing	Guaranteeing	and	Corp. and
	Parent	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries
Revenues:
Gaming equipment and systems	$—	$107,689	$8,817	$(4,828)	$111,678
Casino operations	—	—	15,267	(1,533)	13,734
	—	107,689	24,084	(6,361)	125,412

Costs and expenses:
Cost of gaming equipment and systems	—	56,604	5,617	(4,768)	57,453
Cost of casino operations	—	—	4,857	—	4,857
Selling, general and administrative	4,046	26,733	7,263	(1,532)	36,510
Research and development	—	9,864	725	—	10,589
Restructuring charge	33	1,174	1,012	—	2,219
Impairment charge	—	3,599	—	—	3,599
Depreciation and amortization	345	10,813	1,215	—	12,373
	4,424	108,787	20,689	(6,300)	127,600

Operating income (loss)	(4,424)	(1,098)	3,395	(61)	(2,188)

Earnings in consolidated subsidiaries	(7,426)	107	—	7,319	—

Other income (expense):
Interest income	4,814	80	9	(4,688)	215
Interest expense	(4,964)	(4,776)	(21)	4,688	(5,073)
Rainbow royalty	1,724	—	(1,724)	—	—
Minority interest	(521)	(386)	—	—	(907)
Other, net	225	(359)	158	—	24
Income (loss) from continuing operations before income taxes	(10,572)	(6,432)	1,817	7,258	(7,929)

Income tax expense (benefit)	(4,123)	934	1,709	—	(1,480)
Income (loss) from continuing operations	(6,449)	(7,366)	108	7,258	(6,449)

Income (loss) from discontinued operations	(395)	—	—	—	(395)
Net income (loss)	$(6,844)	$(7,366)	$108	$7,258	$(6,844)

See accompanying unaudited note.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2004

(In 000s)

					Alliance
			Non-	Reclassifications	Gaming
		Guaranteeing	Guaranteeing	and	Corp. and
	Parent	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries
Revenues:
Gaming equipment and systems	$—	$97,822	$6,430	$(2,275)	$101,977
Casino operations	—	—	15,876	(1,614)	14,262
	—	97,822	22,306	(3,889)	116,239
Costs and expenses:
Cost of gaming equipment and systems	—	40,394	3,447	(2,463)	41,378
Cost of casino operations	—	—	5,324	—	5,324
Selling, general and administrative	2,778	21,739	7,294	(1,613)	30,198
Research and development	—	8,865	194	—	9,059
Depreciation and amortization	323	7,038	767	—	8,128
	3,101	78,036	17,026	(4,076)	94,087

Operating income (loss)	(3,101)	19,786	5,280	187	22,152

Earnings in consolidated subsidiaries	17,002	2,712	—	(19,714)	—

Other income (expense):
Interest income	5,203	98	4	(3,488)	1,817
Interest expense	(4,471)	(3,600)	(7)	3,488	(4,590)
Rainbow royalty	1,777	—	(1,777)	—	—
Minority interest	(722)	—	—	—	(722)
Other, net	(422)	329	(183)	94	(182)

Income (loss) from continuing operations before income taxes	15,266	19,325	3,317	(19,433)	18,475
Income tax expense	3,025	2,605	604	—	6,234
Income (loss) from continuing operations	12,241	16,720	2,713	(19,433)	12,241

Income (loss) from discontinued operations	1,593	1,593	586	(2,179)	1,593
Net income (loss)	$13,834	$18,313	$3,299	$(21,612)	$13,834

See accompanying unaudited note.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Nine Months Ended March 31, 2005

(In 000s)

					Alliance
			Non-	Reclassifications	Gaming
		Guaranteeing	Guaranteeing	and	Corp. and
	Parent	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries
Revenues:
Gaming equipment and systems	$—	$309,107	$21,161	$(13,580)	$316,688
Casino operations	—	—	43,480	(4,141)	39,339
	—	309,107	64,641	(17,721)	356,027
Costs and expenses:
Cost of gaming equipment and systems	—	161,702	13,479	(13,555)	161,626
Cost of casino operations	—	—	14,248	—	14,248
Selling, general and administrative	13,480	88,721	23,156	(4,141)	121,216
Research and development	—	31,802	917	—	32,719
Restructuring charge	579	2,063	1,012	—	3,654
Impairment charge	—	3,599	—	—	3,599
Depreciation and amortization	998	30,885	3,351	—	35,234
	15,057	318,772	56,163	(17,696)	372,296

Operating income (loss)	(15,057)	(9,665)	8,478	(25)	(16,269)

Earnings in consolidated subsidiaries	(22,538)	2,435	—	20,103	—

Other income (expense):
Interest income	14,696	154	202	(14,039)	1,013
Interest expense	(12,521)	(14,276)	(27)	14,039	(12,785)
Rainbow royalty	4,929	—	(4,929)	—	—
Minority interest	(1,450)	(1,101)	—	—	(2,551)
Refinancing / bank amendment charges	(564)	—	—	—	(564)
Other, net	898	(383)	37	—	552
Income (loss) from continuing operations before income taxes	(31,607)	(22,836)	3,761	20,078	(30,604)

Income tax expense (benefit)	(11,213)	(323)	1,326	—	(10,210)
Income (loss) from continuing operations	(20,394)	(22,513)	2,435	20,078	(20,394)

Income (loss) from discontinued operations	(4,771)	261	261	(522)	(4,771)
Net income (loss)	$(25,165)	$(22,252)	$2,696	$19,556	$(25,165)

See accompanying unaudited note.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Nine Months Ended March 31, 2004

(In 000s)

					Alliance
			Non-	Reclassifications	Gaming
		Guaranteeing	Guaranteeing	and	Corp. and
	Parent	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries
Revenues:
Gaming equipment and systems	$—	$275,192	$25,944	$(14,372)	$286,764
Casino operations	—	—	43,873	(4,544)	39,329
	—	275,192	69,817	(18,916)	326,093

Costs and expenses:
Cost of gaming equipment and systems	—	112,375	15,403	(14,383)	113,395
Cost of casino operations	—	—	15,211	—	15,211
Selling, general and administrative	8,836	55,975	20,545	(4,544)	80,812
Research and development	—	23,893	569	—	24,462
Depreciation and amortization	1,202	16,903	2,490	—	20,595
	10,038	209,146	54,218	(18,927)	254,475

Operating income (loss)	(10,038)	66,046	15,599	11	71,618

Earnings in consolidated subsidiaries	61,759	8,437	—	(70,196)	—

Other income (expense):
Interest income	11,380	103	12	(9,552)	1,943
Interest expense	(13,937)	(9,765)	(38)	9,552	(14,188)
Rainbow royalty	4,911	—	(4,911)	—	—
Minority interest	(1,749)	—	—	—	(1,749)
Refinancing / bank amendment charges	(12,293)	—	—	—	(12,293)
Other, net	(188)	(58)	(929)	94	(1,081)

Income (loss) from continuing operations before income taxes	39,845	64,763	9,733	(70,091)	44,250
Income tax expense	11,539	3,110	1,295	—	15,944
Income (loss) from continuing operations	28,306	61,653	8,438	(70,091)	28,306

Income (loss) from discontinued operations	10,299	10,299	1,316	(11,615)	10,299
Net income (loss)	$38,605	$71,952	$9,754	$(81,706)	$38,605

See accompanying unaudited note.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended March 31, 2005

(In 000s)

					Alliance
			Non-	Reclassifications	Gaming
		Guaranteeing	Guaranteeing	and	Corp. and
	Parent	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries
Cash flows from operating activities of continuing operations:
Net income (loss)	$(25,165)	$(22,252)	$2,696	$19,556	$(25,165)
(Income) loss from discontinued operations	4,771	(261)	(261)	522	4,771
Depreciation and amortization	998	30,885	3,351	—	35,234
Stock-based compensation	1,356	—	—	—	1,356
Refinancing/bank amendment charges	564	—	—	—	564
Deferred income taxes	(3,258)	94	(832)	—	(3,996)
Provision for losses on receivables	—	5,520	180	—	5,700
Inventory and other assets write-downs	—	25,565	—	—	25,565
Other	(1,690)	698	(215)	—	(1,207)
Change in operating assets and liabilities, net of effects of business acquired:
Purchase of appeal bond	(7,600)	—	—	—	(7,600)
Accounts and notes receivable	1,629	16,944	(98)	(17)	18,458
Intercompany accounts	(5,017)	18,537	6,545	(20,065)	—
Inventories	—	(6,193)	(2,177)	23	(8,347)
Other current assets	(830)	(3,762)	(363)	—	(4,955)
Accounts payable	(169)	(11,505)	(1,140)	—	(12,814)
Accrued liabilities and jackpot liabilities	(8,065)	(4,907)	542	(19)	(12,449)
Net cash provided by (used in) operating activities of continuing operations	(42,476)	49,363	8,228	—	15,115
Cash flows from investing activities of continuing operations:
Additions to property, plant and equipment	(16)	(4,811)	(4,297)	—	(9,124)
Additions to leased gaming equipment	—	(30,076)	—	—	(30,076)
Acquisitions, net of cash acquired	—	(12,000)	—	—	(12,000)
Additions to other long-term assets	—	(2,182)	5	—	(2,177)
Proceeds from sale of net assets of discontinued operations	1,911	—	—	—	1,911
Net cash provided by (used in) investing activities of continuing operations	1,895	(49,069)	(4,292)	—	(51,466)
Cash flows from financing activities of continuing operations:
Capitalized debt issuance costs	(1,053)	—	—	—	(1,053)
Payoff of debt due to sale of net assets of discontinued operations	(101,618)	—	—	—	(101,618)
Reduction of long-term debt	(2,625)	(2,658)	—	—	(5,283)
Re-purchase of treasury shares	(164)	—	—	—	(164)
Proceeds from exercise of stock options and warrants	1,068	—	—	—	1,068
Dividends (paid) received	—	5,791	(5,791)	—	—
Net cash (used in) provided by financing activities of continuing operations	(104,392)	3,133	(5,791)	—	(107,050)
Effect of exchange rate changes on cash	—	—	385	—	385
Cash provided by discontinued operations	—	1,550	154	—	1,704
Cash and cash equivalents:
Increase (decrease) for period	(144,973)	4,977	(1,316)	—	(141,312)
Balance, beginning of period	155,347	7,742	9,637	—	172,726
Balance, end of period	$10,374	$12,719	$8,321	$—	$31,414

See accompanying unaudited note.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended March 31, 2004

 (In 000s)

					Alliance
			Non-	Reclassifications	Gaming Corp
		Guaranteeing	Guaranteeing	and	and
	Parent	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries

Cash flows from operating activities of continuing operations:
Net income (loss)	$38,605	$71,952	$9,754	$(81,706)	$38,605
(Income) loss from discontinued operations	(10,299)	(10,299)	(1,316)	11,615	(10,299)
Depreciation and amortization	1,202	16,903	2,490	—	20,595
Refinancing charge	12,293	—	—	—	12,293
Deferred income taxes	4,398	(10,655)	—	—	(6,257)
Provision for losses on receivables	—	721	34	—	755
Other	131	(1,475)	(10)	—	(1,354)
Change in operating assets and liabilities, net of effects of business acquired:
Accounts and notes receivable	(187)	(15,497)	6,872	87	(8,725)
Intercompany accounts	(12,546)	(54,018)	(3,636)	70,200	—
Inventories	—	(3,632)	564	(12)	(3,080)
Other current assets	(645)	(1,029)	1,047	—	(627)
Accounts payable	757	9,915	(779)	—	9,893
Accrued liabilities and jackpot liabilities	(2,355)	19,999	(1,205)	(184)	16,255
Net cash provided by operating activities of continuing operations	31,354	22,885	13,815	—	68,054
Cash flows from investing activities of continuing operations:
Advances of notes receivable due from Sierra Design Group	(72,820)	—	—	—	(72,820)
Additions to property, plant and equipment	(28)	(6,999)	(2,529)	—	(9,556)
Additions to leased gaming equipment	—	(24,496)	(1,876)	—	(26,372)
Additions to other long-term assets	(5,580)	(7,746)	501	—	(12,825)
Acquisitions, net of cash acquired	(46,796)	(3,879)	—	—	(50,675)
Proceeds from sale of net assets of discontinued operations	16,500	—	—	—	16,500
Net cash used in investing activities of continuing operations	(108,724)	(43,120)	(3,904)	—	(155,748)
Cash flows from financing activities of continuing operations:
Capitalized debt issuance costs	(6,954)	—	—	—	(6,954)
Premium paid on early redemption of debt	(5,399)	—	—	—	(5,399)
Proceeds from issuance of long-term debt	350,000	—	—	—	350,000
Net change in revolving credit facility	70,000	—	—	—	70,000
Payoff of debt from refinancing	(337,625)	—	—	—	(337,625)
Reduction of long-term debt	(495)	(2,476)	(15)	—	(2,986)
Proceeds from exercise of stock options and warrants	6,624	(1)	—	—	6,623
Dividends (paid) received	—	11,595	(11,595)	—	—
Net cash (used in) provided by financing activities of continuing operations	76,151	9,118	(11,610)	—	73,659
Effect of exchange rate changes on cash	—	—	100	—	100
Cash provided by discontinued operations	—	6,205	1,352	—	7,557
Cash and cash equivalents:
Decrease for the period	(1,219)	(4,912)	(247)	—	(6,378)
Balance, beginning of period	12,730	18,036	8,118	—	38,884
Balance, end of period	$11,511	$13,124	$7,871	$—	$32,506

See accompanying unaudited note.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATING STATEMENTS

Debt and Revolving Credit Facility

Long-term debts and lines of credit at March 31, 2005 consist of the following (in 000s):

				Alliance
			Reclassifications	Gaming Corp.
		Guaranteeing	and	and
	Parent	Subsidiaries	Eliminations	Subsidiaries

Term Loan Facility	$315,757	$—	$—	$315,757
Revolving credit lines	—	—	—	—
Intercompany notes payable	—	266,028	(266,028)	—
Other, generally unsecured	32,000	2,453	—	34,453
	347,757	268,481	(266,028)	350,210
Less current maturities	3,158	1,610	—	4,768
Long-term debt, less current maturities	$344,599	$266,871	$(266,028)	$345,442

Long-term debt and lines of credit at June 30, 2004 consist of the following (in 000’s):

				Alliance
			Reclassifications	Gaming Corp.
		Guaranteeing	and	and
	Parent	Subsidiaries	Eliminations	Subsidiaries
Term Loan Facility	$350,000	$—	$—	$350,000
Revolving credit facility	70,000	—	—	70,000
Intercompany notes payable	—	251,989	(251,989)	—
Other, generally unsecured	4,000	4,955	—	8,955
	424,000	256,944	(251,989)	428,955

Less current maturities	3,313	2,553	—	5,866
Long-term debt, less current maturities	$420,687	$254,391	$(251,989)	$423,089

ALLIANCE GAMING CORPORATION

FORM 10-Q

March 31, 2005

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

Introduction

Operating under the name Bally Gaming and Systems, the Company is a worldwide leader of designing, manufacturing and distributing traditional and nontraditional gaming machines, having marketed over 100,000 gaming machines during the past five years, and computerized monitoring systems for gaming facilities.  The Bally Gaming and Systems business unit consists of three divisions: Game sales, System sales and Gaming operations. The Company also owns and operates a dockside casino in Vicksburg, Mississippi, which has approximately 12 table games and approximately 916 gaming devices (“Casino Operations”). Further information about our business units is contained in the notes to the Unaudited Condensed Consolidated Financial Statements (“Segments and Geographical Information”) and in our annual report filed on Form 10-K.

The Company recognizes revenue from the following sources:  sales of gaming machines, operation of wide-area progressive systems and leasing of gaming machines, sales of computerized monitoring systems and related recurring hardware and software maintenance revenue, and from casino operations.  The Company often accepts used machines as trade-ins toward the purchase of new gaming equipment. These trade-ins are negotiated at the time of sale for that transaction only, and there are no provisions for rights to future trade-ins contained in the purchase agreement for the new gaming equipment.   The traded-in gaming machine is accounted for as a discount to the contracted selling price of a new gaming machine.

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

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.  There were no material changes to those policies during the quarter and nine months ended March 31, 2005.

Basis of Presentation

Our results include the accounts of Alliance Gaming Corporation, and its wholly-owned and partially-owned, controlled subsidiaries.

Results of Operations

Bally Gaming and Systems

Summary financial results and operating statistics (dollars in millions):

	Three Months Ended				Nine Months Ended
	March 31,		Increase/	%	March 31,		Increase/	%
	2005	2004	(Decrease)	Change	2005	2004	(Decrease)	Change
Revenues
Game sales	$53.1	$49.1	$4.0	8%	$150.6	$141.5	$9.1	6%
System sales	27.0	31.1	(4.1)	(13)%	70.6	91.8	(21.2)	(23)%
Gaming operations	31.6	21.8	9.8	45%	95.5	53.5	42.0	79%
Total revenues	$111.7	$102.0	$9.7	10%	$316.7	$286.8	$29.9	10%

Gross Margin
Game sales	$10.6	$22.1	$(11.5)	(52)%	$27.7	$64.9	$(37.2)	(57)%
System sales	21.0	22.7	(1.7)	(7)%	55.7	69.4	(13.7)	(20)%
Gaming operations	22.6	15.8	6.8	43%	71.7	39.1	32.6	83%
Total gross margin	$54.2	$60.6	$(6.4)	(11)%	$155.1	$173.4	$(18.3)	(11)%

Selling, general and administrative	$29.2	$24.3	$4.9	20%	$97.8	$62.9	$34.9	55%
Impairment charges	3.6	—	3.6	—	3.6	—	3.6	—
Restructuring charges	2.2	—	2.2	—	3.1	—	3.1	—
Research and development costs	10.6	9.1	1.5	16%	32.7	24.5	8.2	34%
Depreciation and amortization	11.2	7.1	4.1	58%	31.8	17.3	14.5	84%
Operating income (loss)	$(2.6)	$20.1	$(22.7)	(113)%	$(13.9)	$68.7	$(82.6)	(120)%

Operating statistics:
New gaming devices sold	3,966	3,894	72	2%	9,829	10,990	(1,161)	(11)%
Original equipment mfg. (“OEM”) units sold	—	256	(256)	(100)%	1,954	2,950	(996)	(34)%
New unit average selling price (excluding OEM)	$10,136	$9,816	$320	3%	$10,381	$8,724	$1,657	19%
Game monitoring units installed base	282,000	265,000	17,000	6%
Casino management systems- installed base	225	213	12	6%
System managed cashless games	136,000	64,000	72,000	113%
End of period installed base:
Wide-area progressive	1,660	1,670	(10)	(1)%
Daily-fee games	8,620	5,780	2,840	49%
Centrally determined games	18,720	15,170	3,550	23%

Segment revenues increased and gross margin decreased, in the three and nine month periods ended March 31, 2005 as a result of the following:

•                  Bally Game Sales revenue increased as a result of the following:

•                  An increase in the sale of games to non-traditional markets due to the acquisition of SDG in March 2004, offset by a decline in sales to traditional markets for both the three and nine month periods ended March 31, 2005.

•                  An increase in the average selling price to $10,136.

•                  An increase in the sale of used games, parts, and game kits for both the three and nine month periods ended March 31, 2005.

•                  Bally Systems revenue decreased primarily as a result of:

•                  Decreased hardware and software sales due to the lack of new property openings.

•                  Increased recurring hardware and software maintenance revenues for both the three and nine month periods ended March 31, 2005, as a result of the larger base of installed units, which now stands at approximately 282,000 in 225 casinos world-wide.  Service revenue also increased due to demand for system implementation and promotions services.

•                  Gaming Operations revenues increased as a result of:

•                  The casino-owned central determination link increased during the three and nine month periods ended March 31, 2005, due to unit placements in Oklahoma and Washington.

•                  The base of wide-area progressive and daily fee games increased primarily due to the increased placement of branded daily fee games over the prior year period.

•                  Gross margin decreased as a result of the following:

•                  Game sales gross margin declined primarily due to inventory and related asset write-downs of $7.9 million and $22.0 million for the three and nine month periods ended March 31, 2005. See discussion labeled “Inventory write-down” which follows later in this section.  Without these charges the gross margin was 35% and 34%, for the three and nine month periods ended March 31, 2005, respectively, which reflects the lower margin received on certain Class II and central determination games.  The Company believes that if unit sales and placements increase, the gross margin will be positively impacted and could return to the 40% level or above in the future, but there can be no assurances that this level will be achieved.

•                  Systems gross margin improvement during the three and nine month periods ended March 31, 2005, is reflective of the higher proportion of high margin software maintenance and service revenues.

•                  Gaming operations gross margin percentage slightly decreased due to the higher than expected jackpot frequency during the three and nine month periods ended March 31, 2005.

•                  Selling, general and administrative expenses increased in the three and nine month periods ended March 31, 2005, as compared to the prior year comparative periods as a result of the following:

•                  The addition of the Class II and central determination operations which were acquired on March 3, 2004.

•                  For the nine month period ended March 31, 2005, we have incurred higher legal expenses as compared to the prior year period as a result of higher patent and litigation costs. See below for recent quarterly improvements in such legal expenses.

•                  Higher field service related costs for both the three and nine month periods ended March 31, 2005, due to our increase in the base of installed games under gaming operations.

•                  Increase in the provision for doubtful accounts receivable of $0.3 million and $4.7 million for the three and nine month periods ended March 31, 2005, respectively. This increase for the nine month period includes a charge for a large customer who declared bankruptcy in the December quarter, as well as an increase in the accounts receivable reserve as the receivable base has aged slightly compared to a year ago.

•                  The Company has made progress on reducing selling, general and administrative costs during the three month period ended March 31, 2005, compared to the sequential most recent two quarters. Such costs declined by $4.0 million in the March 31, 2005 quarter versus the December 31, 2004 quarter, following on a decrease of almost $3.4 million from the September 30, 2004 quarter. The Company has been able to reduce costs during this period in the areas of consulting, legal and payroll.

•                  Research and development costs increased as a result of the increased investment in the development of the Alpha video platform and related game content, and sustaining development of multiple existing game platforms and systems during the three and nine month periods ended March 31, 2005.

•                  Depreciation and amortization increased for the three and nine month periods ended March 31, 2005, as a result of the following:

•                  Increase in acquisition-related intangible assets.

•                  Increase in the base of installed recurring revenue games from 8,444 units in the prior year to 10,277 units.

•                  Increase in operating capital expenditures relative to new technology initiatives.

Rainbow Casino Operations

Summary financial results and operating statistics (dollars in millions):

	Three Months Ended				Nine Months Ended
	March 31,		Increase/	%	March 31,		Increase/	%
	2005	2004	(Decrease)	Change	2005	2004	(Decrease)	Change

Revenue	$13.7	$14.2	$(0.5)	(4)%	$39.3	$39.3	$0.0	0%

Gross Margin	$8.9	$8.9	$0.0	0%	$25.1	$24.1	$1.0	4%

Selling, general and administrative	3.3	3.1	0.2	6%	10.0	9.1	0.9	10%
Depreciation and amortization	0.8	0.6	0.2	33%	2.4	2.0	0.4	20%
Operating income	$4.8	$5.2	$(0.4)	(8)%	$12.7	$13.0	$(0.3)	(2)%

Operating Statistics:
Average no. – gaming devices	916	930	(14)	(2)%
Average no. – table games	12	12	—	—%

•                  Rainbow Casino revenues have decreased 4% due to lower win per day on table games compared to the prior year quarter.

•                  Gross margin remained flat for the quarter and increased for the nine months ended March 31, 2005, as a result of decreases in certain operating costs.  Cost of casino revenue includes gaming taxes, rental costs and direct labor including payroll taxes and benefits.

•                  The overall selling, general and administrative expenses increased for the three and nine month periods ended March 31, 2005, as a result of increases in casino promotional expenses.

Parent Company and other unallocated income (expense)

Summary financial results (dollars in millions):

	Three Months Ended				Nine Months Ended
	March 31,		Increase/	%	March 31,		Increase/	%
	2005	2004	(Decrease)	Change	2005	2004	(Decrease)	Change

General and administrative	$4.1	$2.8	$1.3	46%	$14.1	$8.8	$5.3	60%
Depreciation and amortization	0.3	0.3	—	0%	1.0	1.2	$(0.2)	(17)%
Total Parent company expense	$4.4	$3.1	$1.3	42%	$15.1	$10.0	$5.1	51%

Other income (expense):
Interest income	$0.2	$1.8	$(1.6)	(89)%	$1.0	$1.9	$(0.9)	(47)%
Interest expense	(5.0)	(4.6)	0.4	9%	(12.8)	(14.2)	(1.4)	(10)%
Minority interest	(0.9)	(0.7)	0.2	29%	(2.5)	(1.7)	0.8	47%
Refinancing / bank amendment charges	—	—	—	—	(0.6)	(12.3)	(11.7)	(95)%
Other, net	—	(0.2)	0.2	100%	0.6	(1.1)	1.7	155%
Total other income (expense)	$(5.7)	$(3.7)	$2.0	54%	$(14.3)	$(27.4)	$(13.1)	(48)%

Total tax expense (benefit)	$(1.5)	$6.2	$(7.7)	(124)%	$(10.2)	$15.9	$26.1	164%

•                  Parent Company general and administrative expenses increased primarily as a result of:

•                  Increase in payroll and related expense during the three and nine month periods ended March 31, 2005, primarily due to restricted stock units amortized and severance benefits offset by reallocation of certain corporate employees to Bally Gaming and Systems business segment.

•                  Increase in litigation costs during the three and nine month periods ended March 31, 2005, relative to protection of our patents and the class action law suits.

•                  Increase in professional fees relative to Sarbanes-Oxley implementations. The Company expects these additional costs to continue through fiscal 2005 and 2006.

•                  Increase in general liability and director and officer insurance costs for the three and nine month periods ended March 31, 2005.  Such increases in insurance costs are expected to continue in fiscal 2005.

•                  As a result of a refinancing completed during fiscal year 2004, the Company recorded a pre-tax charge in the quarter ended September 30, 2003 of $12.3 million, which includes a $5.0 million charge for the early extinguishment of subordinated notes, $7.0 million for the non-cash write off of deferred financing costs, and $0.3 million in fees and expenses.

•                  Interest expense for the current quarter totaled $5.0 million compared to $4.6 million in the prior year period due to higher interest rates on lower borrowings.

•                  Our effective income tax rate for the nine month period ended March 31, 2005 was 38% excluding the tax charge of $1.4 million, or ($0.03) EPS for the estimated potential tax liability for the reorganization of the Company’s European distribution operations compared to 36% in the prior year period.

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

Restructuring charges

During fiscal year 2005, the Company has undertaken an extensive review of its operations and reduced its workforce during the September 2004 quarter and the March 2005 quarter. As a result of these reductions in force, the Company incurred charges totaling $2.2 million and $3.7 million for the three and nine month periods ended March 31, 2005, respectively. The restructuring completed in the March 2005 quarter included the relocation of the Company’s European distribution operations.  The Company has accrued a tax liability of $1.4 million (included in tax expense in the accompanying statement of operations) for the estimated tax obligation resulting from this restructuring.

Impairment charges

During fiscal year 2004, the Company entered into an agreement to provide a development loan to a Native American tribe to further their pursuit of developing a gaming facility. The amounts advanced under the terms of the loan totaled $1.5 million, and the Company is not obligated for any additional advances. During the quarter ended March 31, 2005, the tribe received an adverse court ruling which the Company believes materially impairs the tribe’s ability to pay the loan and therefore the Company recorded an impairment charge for the full amount of the loan.

Refinancing charge

During December 2004, the Company amended its senior loan agreement (the “Loan Agreement”).  The amendment provides for an increase in the maximum allowable leverage ratio, a reduction in the revolver from $125.0 million to $75.0 million, and an increase in the term loan interest rate to LIBOR + 3.00%. The fee incurred for the amendment totaled approximately $1.0 million.

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

The Company has faced declining demand for its legacy video products during fiscal year 2005, and therefore continually assessed this particular portion of its inventories. In October 2004 the Company made the strategic decision to move to its new Alpha video platform, which was made commercially available in April 2005 in most markets.

The decision to move to the new video platform, the targeting of used equipment for non-domestic markets, and the consolidation of certain warehouses, all led to accelerated disposals of legacy products. This process has required continual updating of estimates for the net realizable value of inventories due to the subjectivity involved in projecting sales volumes, used game sales values, refurbishment costs, and customer demand in non-domestic jurisdictions. As a result of its ongoing analysis of inventory valuations, the Company has taken a series of inventory write-downs totaling $7.9 million and $22.0 million during the three and nine month periods ended March 31, 2005, respectively. While the Company believes that its visibility on used game sales has improved, and therefore believes that further write-downs are unlikely, there can be no assurances that further write-downs will not occur in subsequent periods.

Liquidity and Capital Resources

As of March 31, 2005, cash and cash equivalents totaled $31.4 million.  In addition, net working capital was approximately $123.0 million as of March 31, 2005.  The decrease in working capital of approximately $159.0 million from June 30, 2004 is explained in the working capital section below.  Consolidated cash and cash equivalents at March 31, 2005 includes approximately $2.0 million of cash utilized in our Casino Operations that is held in vaults, cages or change banks. Additionally, pursuant to various state gaming regulations, certain cash accounts are maintained to ensure availability of funds to pay wide-area progressive jackpot awards, which totaled approximately $13.3 million at March 31, 2005.  In addition, the Company purchases U.S. Treasury Strip securities for the benefit of jackpot winners who elect to receive annual or weekly installment payments. These securities are presented as restricted investments in the accompanying consolidated balance sheets, and totaled $9.6 million and $2.5 million as of March 31, 2005 and June 30, 2004, respectively.

The sale of Rail City was completed in May 2004 and the sale of UCMC was completed in June 2004. As a result of the sale of these assets, the terms of our bank loan agreement (the “Loan Agreement”) required the use of approximately 50% of the net proceeds (as defined in the Loan Agreement) to reduce the term loan and revolver principal balances on a pro rata basis. Accordingly, in August 2004 the Company made an initial reduction in our term loan of $31.6 million, and the revolver was paid down from $70.0 million to zero.

During December 2004, the Company amended its Loan Agreement.  The amendment provides for an increase in the maximum allowable leverage ratio, a reduction in the revolver from $125.0 million to $75.0 million, and an increase in the term loan interest rate to LIBOR + 3.00%. The fee incurred for the amendment totaled approximately $1.0 million. The Company is currently in compliance with its covenants consisting of leverage ratio, fixed charges coverage ratio, and minimum EBITDA (as that term is defined in the Loan Agreement).  The leverage ratio is computed as total average debt outstanding during the quarter divided by the trailing 12 months EBITDA excluding certain cash and non-cash charges, and is further adjusted to remove EBITDA from discontinued operations at the time those operations are sold. The Company’s leverage ratio as of March 31, 2005 was 4.1 times versus an amended covenant maximum of 4.5 times. The leverage ratio maximum will increase to 4.75 at June 30, 2005, and the Company’s current projections lead management to continue to believe that the Company will remain in compliance with the leverage ratio at that measurement date.  However, if the Company does not meet this covenant, the Company believes that we have a variety of financing options available to us.

Management believes that cash flows from current operating activities and the availability under the revolving credit facility will provide the Company with sufficient capital resources and liquidity.  Given the current leverage ratio, the Company had approximately $40.0 million of availability on its revolving credit facility as of March 31, 2005. Continued access to the revolving credit facility will be dependent on the Company’s ability to generate adequate levels of EBITDA as described above. At March 31, 2005, there were no material commitments for capital expenditures.

Working Capital

The following table presents the components of consolidated working capital at March 31, 2005 and June 30, 2004, excluding assets and liabilities of discontinued operations (in 000s):

	March 31,	June 30,
	2005	2004	Change
Current assets:
Cash and cash equivalents	$31,414	$172,726	$(141,312)
Accounts and notes receivable	105,781	129,779	(23,998)
Inventories	58,319	61,135	(2,816)
Deferred tax assets	19,982	20,054	(72)
Other current assets	16,952	12,420	4,532
Total current assets	$232,448	$396,114	$(163,666)

Current liabilities:
Accounts payable	$24,856	$37,515	$(12,659)
Jackpot liabilities	12,576	12,075	501
Accrued liabilities	61,301	51,469	9,832
Taxes payable	6,353	7,233	(880)
Current maturities of long-term debt	4,768	5,866	(1,098)
Total current liabilities	109,854	114,158	(4,304)
Net working capital	$122,594	$281,956	$(159,362)

For the nine month period ended March 31, 2005, working capital, excluding cash, declined $18.0 million on a net basis.  The decrease in cash of $141.3 million was driven by the $101.6 million of sale proceeds used to pay down our term loans in accordance with the Loan Agreement, as well as cash used to deploy wide-area and daily-fee gaming devices.

The other fluctuations contributing to changes in working capital were:

•                  A net decrease in accounts and notes receivable due to increased collections efforts and timing of cash receipts for customers.

•                  A net decrease in inventory, which resulted from the inventory obsolescence (non-cash) charges. Excluding such charges, inventory increased during fiscal year 2005 due to the build up of inventory related to the Company’s new products currently being introduced.

•                  An increase in other assets as a result of the following:

•                                    Increase in deferred costs due to shipments of games to the European market that will not be completely installed until the first quarter of fiscal year 2006.

•                                    Increase in prepaid insurance and royalties.

•                  An increase in accrued liabilities primarily as a result of the following:

•                                    An accrual of $7.4 million for damages awarded to Action Gaming and IGT for patent infringement

Cash Flow

During the nine months ended March 31, 2005, cash flows provided by operating activities of continuing operations totaled $15.1 million as a result of:

•                  Reported net loss of $(25.2) million, which includes certain non-cash charges totaling $34.3 million.

•                  Increases in inventory of $8.3 million.

•                  Timing of receivables collections resulting in net decrease of $18.5 million.

•                  Timing of payments made for accounts payable and jackpot liabilities, resulting in a net decrease of $12.8 million.

During the nine months ended March 31, 2005, cash flows used in investing activities of continuing operations totaled $51.5 million due to the following:

•                  Capital expenditures of $9.1 million.

•                  Costs incurred to produce participation games totaling $30.1 million.

•                  Additions to other long-term assets of $2.2 million.

•                  SDG earnout buyout of $12.0 million.

During the nine months ended March 31, 2005, cash used in financing activities of continuing operations totaled $107.1 million resulting from:

•                  Pay down on the term loan and revolver of $101.6 million.

•                  Principal payments on other long term debt totaling $5.3 million.

•                  Cash provided from exercise of stock options of $1.1 million.

•                  Cash used for the Loan Agreement amendment fees totaling $1.0 million.

Contractual Commitments

There were no material changes during the quarter to the Company's contractual obligations and commitments as disclosed in the Company's annual report on Form 10-K for the year ended June 30, 2004.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Rate Fluctuations

Revenues and results of operations derived from our non-U.S. subsidiaries are denominated in their local currencies and are affected by changes in the relative values of non-U.S. currencies and the U.S. dollar.  Most of the currencies in countries in which we have foreign operations have strengthened versus the U.S. dollar, which resulted in assets and liabilities denominated in local currencies being translated into more dollars.  The Company does not currently utilize hedging instruments.

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

The results of the sensitivity analysis at March 31, 2005, are as follows:

Interest Rate Risk:

The Company had total debt of approximately $350.2 million, consisting primarily of the $315.8 million outstanding term loan, the SDG earnout buyout of $28.0 million and other debt of approximately $6.4 million.  The bank facility borrowings each have a term of six months at which time the interest rate is subject to adjustment to the then current rate. If the LIBOR rates were to increase or decrease by 100 basis points, with all other factors remaining constant, earnings would decrease or increase by approximately $3.5 million annually on a pre-tax basis.

Foreign Currency Exchange Rate Risk:

Our foreign subsidiaries generally use their domestic currency as their functional currency. A 10% fluctuation in the exchange rates of these currencies against the U.S. dollar would result in a corresponding change in annual earnings reported in the consolidated group of approximately $0.5 million, net of tax.

Estimates:

Our financial statements are prepared using estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results may differ from these estimates either favorably or unfavorably, which may impact future results.

ITEM 4.                             CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as described at the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.  During the period covered by this report there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.                                  Legal Proceedings

In September 2004, a federal district court jury entered a $7.4 million verdict against the Company in a suit filed by Action Gaming, Inc. and IGT. The suit alleged that the multi-hand video poker game deployed by the Company’s former subsidiary, United Coin Machine Co., infringed the plaintiffs’ patents. The district court ruled on summary judgment that the game does not infringe the patents. However, the court left to the jury the question whether the use of “autohold,” a specific, optional feature of the game, caused it to infringe under the “doctrine of equivalents,” a doctrine of patent law. After a two-week trial, the jury determined that the game with the autohold option enabled did infringe under the doctrine of equivalents and awarded damages accordingly. The feature has been disabled on all affected games in the field, and the decision permits continued deployment of the game as long as the autohold feature is not included. The Company is pursuing various remedies and has posted a cash bond to stay payment of the judgment pending post-trial motions and appeal.

In June and July 2004, purported class actions were filed against Alliance Gaming Corporation and its officers, Robert Miodunski (the Company’s former Chief Executive Officer), Robert Saxton, Mark Lerner, and Steven Des Champs, in the Federal District Court for the District of Nevada.  The nearly identical complaints allege violations of the Securities Exchange Act of 1934 stemming from the revision of earnings guidance and declines in the stock price.  The plaintiffs’ motions to consolidate the cases and appoint lead plaintiff counsel customary in such cases, were granted in February 2005.  The next step will be for the plaintiffs to file a consolidated complaint. The Company believes the lawsuits are without merit and intends to vigorously defend the action.  In addition, in July 2004 two derivative lawsuits were filed in Nevada state court against the members of the board of directors and the officers listed above.  The Company is named as a nominal defendant in the derivative lawsuits as the claims are purportedly asserted for the benefit of the Company.  These lawsuits assert claims for breach of fiduciary duty and waste of corporate assets arising out of the same events as those giving rise to the class actions described above. These two cases have also been consolidated, and a consolidated complaint has been filed.  The defendants’ motions to dismiss or to stay were heard in January 2005 and the court granted the motions to dismiss in February 2005. The Company is vigorously defending both lawsuits

In February 2005, the Securities and Exchange Commission (the “SEC”) requested documents and information regarding matters related to the allegations in the class actions and similar matters.  Management is cooperating fully with the SEC in this matter.

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

ALLIANCE GAMING CORPORATION	Date: May 9, 2005
(Registrant)

By	/s/ Richard Haddrill
Richard Haddrill
President and Chief Executive Officer
(Principal Executive Officer)

By	/s/ Steven M. Des Champs
Steven M. Des Champs
Senior Vice President and
Chief Executive Officer
(Principal Financial and Accounting Officer)