Form 10-K
period 2005-06-30
ALLIANCE GAMING CORP
filed 2005-12-30
CIK 2491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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

Registrant’s telephone number, including area code: (702) 270-7600

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.10 par value per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes  ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☒ Yes   ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒  No

The aggregate market value of the common stock, $0.10 par value, held by non-affiliates of the registrant, computed based on the closing sale price as of December 31, 2004 of $13.81 per share as reported by the New York Stock Exchange, was approximately $674,557,000.

According to the records of the registrant’s registrar and transfer agent, the number of shares of the registrant’s common stock outstanding as of December 26, 2005 was 52,137,166, which does not include 526,000 shares held in treasury.

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

EXPLANATORY NOTE

In this Annual Report on Form 10-K we are restating the consolidated financial statements as of June 30, 2004 and for the years ended June 30, 2004 and 2003 and the unaudited financial information for the fiscal quarters ended June 30, 2004, September 30, 2004 and 2003, December 31, 2004 and 2003, March 31, 2005 and 2004, to reflect adjustments to our previously reported financial information for those periods (the “restatement”).

We have not amended, and do not intend to amend, any of our periodic reports previously filed with the Securities and Exchange Commission (the “SEC”). Therefore, the consolidated financial statements and other financial information in our previously filed periodic reports for the dates and periods referred to above should not be relied upon.

PART I

ITEM 1.                BUSINESS

General

Operating under the name Bally Gaming and Systems, we are a worldwide leader in designing, manufacturing and distributing traditional and nontraditional gaming machines, having marketed over 100,000 gaming machines during the past five years. We define traditional gaming machines as being Class III, casino-style games, and nontraditional gaming machines such as games that are centrally determined or video lottery terminals (“VLTs”). We also design, integrate and sell highly specialized computerized monitoring systems that provide casinos with networked accounting and security services for their gaming machines. In our systems business, we have over 276,000 game monitoring units installed in casinos worldwide. We also own and operate a dockside casino in Vicksburg, Mississippi, which has approximately 12 table games and 890 gaming devices (“Casino Operations”). You can find further information regarding our individual business units in the notes to our consolidated financial statements included in this Annual Report on Form 10-K.

We were incorporated in Nevada on September 30, 1968, under the name Advanced Patent Technology. In 1983, we changed our name to Gaming and Technology, Inc., and to United Gaming, Inc., in 1988. We became Alliance Gaming Corporation on December 19, 1994. We conduct our gaming operations through directly and indirectly owned subsidiaries. Unless the context requires otherwise, the terms “Alliance,” “the Company,” “we” and “our” as used herein refer to Alliance Gaming Corporation and subsidiaries. Our principal executive offices are located at 6601 South Bermuda Road, Las Vegas, Nevada 89119; telephone (702) 270-7600. Our internet address is www.alliancegaming.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Copies of our Corporate Governance Guidelines, Code of Ethics and Business Conduct applicable to our officers, directors and employees and the charters for the Audit, Nominating and Corporate Governance and Compensation Committees of our Board of Directors are available on our website by following the links to “Investor Relations” and “Corporate Governance” or upon written request to our Corporate Secretary at the address set forth above.

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

Acquisitions

On March 2, 2004, we purchased Sierra Design Group (“SDG”), a leading supplier of Class II and Class III gaming devices, systems and technology, for aggregate initial consideration of approximately $126.4 million. The initial purchase price consisted of $108.6 million of cash, 662,000 shares of our common stock valued at $11.9 million, the assumption of approximately $8 million of debt and certain transaction fees and expenses. In addition, an earn out provision provided for the payment of up to $95.6 million in additional consideration upon certain financial targets being achieved in the subsequent three-year period. In December 2004, the Company and the selling shareholders settled the earn out for a fixed amount of $40.0 million, consisting of a one-time cash payment of $12.0 million and the issuance of a subordinated note of $28.0 million. In June 2005, the Company extinguished $14.0 million of the note and accrued interest there on, by issuing approximately 1.0 million shares of common stock to the note holders. The acquisition of SDG in March 2004 provides us with significant technology-based assets including the Alpha Game Engine, as well as positioned us to take advantage of significant opportunities in both the domestic and international markets, from the technology advances in traditional casino style gaming to the Class II environments with central determination features.

On February 19, 2004, we acquired substantially all of the assets and liabilities of MindPlay LLC (“MindPlay”), a leading developer of advanced table game technologies, for aggregate initial consideration of approximately $16.8 million. The initial purchase price included $9 million cash, a $4 million note payable, the assumption of approximately $2 million of debt and the issuance of warrants to purchase 100,000 shares of our common stock which were valued at approximately $0.9 million. In addition, an earn out provision provided for the payment of 10% of gross margin from the sale of MindPlay products in the first seven years subsequent to the acquisition, and 4.25% of gross margin for the next six years, subject to adjustments pursuant to the conditions contained in the sale agreement. The MindPlay technologies are designed to provide data and information to casino operators to improve customer service, to provide enhanced security and to increase profitability by lowering the cost of operation and enhancing the casino patron experience. Under the protection of a number of patents acquired, we envision a series of new table game products that can potentially redefine the market with the advances of automation and new gaming features to attract and retain table game players.

On December 31, 2003, we acquired all of the assets of U.K. based Crown Gaming from Crown Leisure Limited for aggregate consideration of $3.9 million. The acquisition of Crown Gaming, which included Crown’s distributorship agreements for a wide variety of automated table games and video bingo machines, strategically built on the Company’s focus towards future growth in the U.K. and Europe.

On April 9, 2003, we acquired all of the assets of Micro Clever Consulting (“MCC”) for $11.3 million, and on May 28, 2003, we acquired the assets of HoneyFrame Systems Company (“HSC”) for $4.9 million. Both of these companies provide systems products, primarily to our international customers.

Dispositions

During fiscal year 2005 and 2004, we completed the disposition of certain of our “non-core” assets. The dispositions were as follows:

•       on October 14, 2004 we completed the sale of our interest in our Louisiana route operations for aggregate consideration of $2 million;

•       on June 30, 2004 we completed the sale of our Nevada route operations for aggregate consideration of $105 million;

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

•       on May 3, 2004 we completed the sale of our Rail City Casino for aggregate consideration of $37.9 million; and

•       on July 18, 2003 we completed the sale of our Bally Wulff wall machine and amusement games business for aggregate consideration of $16.5 million.

Financial Information

The financial information required with respect to each of our business segments and with respect to geographical areas can be found in the consolidated financial statements included in this Annual Report on Form 10-K and the related notes.

Bally Gaming and Systems

Overview

The Bally Gaming and Systems business unit consists of three divisions: Gaming Equipment, Systems and Gaming Operations. The following table sets forth the percentages of revenues of Bally Gaming and Systems provided by each division for the periods indicated:

	Percentage of Revenues
	Years ended June 30,
Revenue by Division	2005	2004	2003
Gaming Equipment	47%	53%	56%
Systems	23%	29%	26%
Gaming Operations	30%	18%	18%
	100%	100%	100%

Gaming Equipment

We design, manufacture and sell a variety of electronic slot and video gaming machines. Slot machines are normally produced to specific order, configured to a customer’s particular requirements. Customers may also change the game theme of a slot machine by purchasing a “conversion kit” that consists of artwork, reel strips (if applicable) and a computer chip. Gaming machines are differentiated from one another by a number of factors including graphic design and theme, cabinet style and size, pay table, reel-type design, betting denomination and minimum/maximum betting amount. Our video gaming machines are designed to offer the player the chance to play a multitude of different games by simulating various card games, video reel-spinning games and keno through a video display. We periodically introduce new games and themes to satisfy customer demand and to compete with our competitors’ product designs. The gaming products created are the result of a comprehensive product development effort which includes extensive testing in-house and on casino floors for reliability and player appeal.

Native American gaming differs from the traditional casino market in that it is regulated under the Indian Gaming Regulatory Act of 1988, which permits specific types of gaming as follows:

•       Class I Gaming—Traditional Native American social and ceremonial games; regulated exclusively at the tribal level;

•       Class II Gaming—Pull tabs, instant bingo and other games similar to bingo; regulated by individual tribes, with the National Indian Gaming Commission having oversight of the regulatory process; and

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

•       Class III Gaming—All forms of casino-style gaming not included under Class I and Class II, including traditional slot machines and table games; governed by compacts negotiated between individual tribes and states.

Each gaming machine contains an operating system, also referred to as a game platform. The machine’s operating system manages the software needed to run the machine. Game platforms are constantly under development or revision to keep pace with the ever increasing complexity of game software. In fiscal year 2005, the Company completed the successful migration from the EVO™ platform to the Linux based Alpha platform and operating system (“Alpha Game Engine”). The Alpha Game Engine is the result of a significant investment in hardware and software engineering since development efforts first began at SDG in 1999. The platform underwent the most extensive pre-launch testing in the Company’s history and now forms the foundation for our new video and mechanical reel-spinning products.

The Alpha Game Engine is approved in all major jurisdictions including Nevada, Mississippi, New Jersey, Missouri, Washington, New York, Rhode Island and various Native American jurisdictions. The flexibility of the platform allows it to operate in both Class III and Class II markets, including random number generated, central determination and bingo-based jurisdictions.

The Alpha Game Engine’s layered architecture and modular design allow for adaptability and simplified requirement changes. The Linux based operating system is compatible with the major slot accounting and ticket systems and supports 20-plus lines, bonusing, multi-denom and multi-percentage game configurations. The Alpha Game Engine also supports multi-level local and wide-area progressives gaming venues.

The Alpha Game Engine is designed for robust game development and incorporates free spin, scatter, bonusing and other advanced game features. The platform is architected for separation of the gaming operating system from the game layer to allow for rapid game development. A standardized game interface allows internal and third-party developers with a secure, easy-to-use programming environment that incorporates an advanced set of development tools.

We have launched proven game themes including Blazing 7s® and Blues Brothers™ on the Alpha Game Engine. In all, we now offer an extensive library of game titles on Alpha in Class III and Class II markets. Pursuant to license agreements, we also offer certain game titles developed by WMS Industries, Inc. (“WMS”), Aristocrat Leisure Limited (“Aristocrat”), Konami Co. Ltd. (“Konami”), which we place in certain jurisdictions pursuant to those license agreements.

Technological advances, development of new entertaining games, new sound and visual features and changing preferences of casino patrons are the main factors that lead to the replacement of gaming machines, which typically have a useful life of 5 to 7 years.

We generally offer a 90-day parts and labor warranty for new gaming machines sold. We also remain actively involved in customer service after the original installation of the machine. We provide several after-sale, value-added services to our customers including customer education programs, a 24-hour customer service telephone hot-line, an Internet web site for technical support, field service support programs and spare parts programs. Our historical warranty expense as a percentage of revenues has been less than 1%.

We also sell used gaming machines, as well as parts for existing machines. Generally we acquire the used machines we sell as trade-ins toward the purchase of new gaming equipment. While a small secondary

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

market exists in the United States, used machines are typically resold into the international market. Some used equipment is reconditioned for direct sale, but much is sold in container lots on an “as is” basis through independent brokers. Used game sales totaled $17.3 million, $19.6 million and $7.2 million for the years ended June 30, 2005, 2004 and 2003, respectively.

Total revenue from the Gaming Equipment division totaled $203.7 million, $226.4 million and $175.9 million for the years ended June 30, 2005, 2004 and 2003, respectively.

In fiscal year 2004 we completed two strategic acquisitions in the Gaming Equipment area, Crown Gaming and SDG. See “—General—Acquisitions” above.

Systems

We design and sell casino enterprise systems. These systems provide casino operators integrated modules across multiple platforms. Our primary products include slot monitoring, casino management and cashless systems, all of which are designed to streamline casino business processes through the use of technology. Bally products operate on Windows, AS/400 (iSeries), and UNIX platforms, allowing our customers to choose a technology solution that meets their existing or future infrastructure requirements.

•       Slot Monitoring:   Our slot monitoring products are comprised of hardware consisting of micro controller based printed circuit boards installed within the slot machines as well as card readers, displays and keypads which provide casinos the ability to track player gaming activity through our casino management systems and monitor employee access to slot machines, internally developed firmware that provides access to the slot machines’ and players’ activity data gathered by the micro controller hardware; and internally developed slot monitoring business applications that manage certain slot machine activity, including security events, revenue, expenses and other financial reporting metrics.

•       Casino Management:   Our casino management systems are composed of various hardware and software products that provide casino operators patron loyalty solutions comparable to frequent guest programs offered in other leisure industries; table games accounting including the calculation of all revenue and expense related items; and cage and credit accountability for all extensions of credit and cage cash balancing functions.

•       Cashless Systems:   Our cashless systems provide a suite of products for casino operators to provide bonusing and cashless gaming activity to casino patrons.

We market our system product solutions through Bally Gaming and Systems under the broad categories of Bally CMS® (Casino Management Systems), Bally SMS® (Slot Management Systems) and Bally TMS® (Table Management Systems). These categories include the product lines consisting of SDS, ACSC, CMP, CMS, MCC and MindPlay.

Our Systems division generated revenues of approximately $97.0 million, $122.6 million and $80.7 million for the years ended June 30, 2005, 2004 and 2003, respectively.

During fiscal year 2004, we completed the acquisition of MindPlay. During fiscal year 2003, we completed the acquisitions of MCC and HSC. See “—General—Acquisitions” above.

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

Gaming Operations

Our Gaming Operations division offers three general types of games that are placed in casinos or other permissible gaming locations. The three general types of games are: those that are linked on a proprietary wide-area progressive system, those that operate on a proprietary near-area progressive system and those that are non-linked niche games, which are games that generally offer more complex features than traditional slot machines such as bonus rounds. These gaming machines earn recurring revenues and cash flows for us rather than being sold on a one-time basis. Rather than being sold, such games are often more profitable for us as a result of the recurring nature of the revenue, but they do require us to invest capital in the cost of manufacturing the gaming machines, purchasing signs and seating, and at times acquiring certain intellectual property rights.

Wide-Area Progressive Systems:   We received regulatory approval from the Nevada Gaming Control Board of our wide-area progressive jackpot system named “Thrillions™” in November 1998. The Thrillions™ system was designed to allow patrons playing nickel, quarter and dollar machines to compete for the same progressive jackpot, with the odds of winning the jackpot being proportional to the amount wagered. We also operate separate wide-area progressives in Nevada, Mississippi and Native American lands, as well as through a separate third-party trust arrangement in Atlantic City, New Jersey. We utilize certain web-based technologies, such as virtual private networks to monitor wide-area progressives operating in non-domestic markets. We have a total of 1,660 units deployed on our wide-area progressive networks as of June 30, 2005.

We consolidate the revenues and expenses from certain wide-area progressive trusts in New Jersey due to the accounting rules for variable interest entities (“VIE’s”).

Near-Area Progressive Systems:   As an alternative to wide-area games, we also offer customers the option of purchasing gaming devices and provide the customer with near-area progressive technology. This approach permits customers to create their own branded progressive links for which we also collect a daily fee. Currently, certain Harrah’s Entertainment properties (formerly operated by Caesar’s Entertainment) utilize the Thrillions™ system as a platform for their near-area progressive networks of linked games in the Nevada and Mississippi markets, as does Isle of Capri in Mississippi.

Non-Linked Games:   We also offer a variety of non-linked daily fee games. These games have been marketed under such titles as Playboy (Playboy and Rabbit Head Design are marks of Playboy and used under license by Bally Gaming, Inc.), Monte Carlo™, Saturday Night Live™ and others, all of which are approved in most major gaming markets. We also earn recurring revenues from 798 devices deployed at horseracing facilities under agreements with the Delaware State Lottery Commission. As of June 30, 2005, we had a total installed base of daily fee games totaling 8,804 units.

Bally Gaming and Systems is also a provider of video lottery type terminal devices at race tracks in the state of New York. Through the competitive bidding process, Bally Gaming and SDG were each awarded approximately 25% of the initial terminals installed. The financial model for this market requires the manufacturer to build, deploy and maintain the terminals in return for a share of the net win generated by the terminals. The first games were installed at the Saratoga race track in January 2004, and have since been followed by installations at four additional tracks, totaling 2,953 games for the Company. Additional installations at Aqueduct and Yonkers may occur in the late spring or summer of 2006.

Additionally, we have a base of centrally determined games operating primarily in Washington, Florida, Alabama, and Oklahoma. With the exception of Oklahoma, these games generally have been sold to the customer, and we retain a daily fee for the central determination software license. Participation

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

lease arrangements are still most prevalent in Oklahoma. As of June 30, 2005, the installed base for the centrally determined games totaled 18,885 units and full participation fee units for these markets total 3,100 units.

Gaming Operations generated revenues of approximately $131.3 million, $79.1 million and $55.6 million for the years ended June 30, 2005, 2004 and 2003, respectively.

Product Development

We believe that providing games and systems with high entertainment value and that are preferred by the casino patron is key to meeting the demands of casinos. We believe that the use of technology is accelerating, and this trend could give newer gaming machines and systems that incorporate such technology a competitive advantage over older gaming machines and systems. Total spending on research and development by the Bally Gaming and Systems business unit was approximately $43.4 million, $36.6 million and $20.0 million during the years ended June 30, 2005, 2004 and 2003, respectively. The increase in research and development spending for these years is a reflection of the competitive landscape and the need to continue to develop next generations of gaming product and systems.

We develop our products for both the domestic and international market. Our product development process for games includes both hardware and software. Major areas of hardware development include cabinet style, electronic capability, printer capability, and coin and currency handling. Hardware development efforts are focused on player appeal, product reliability and ease of maintenance. Development cycles for hardware can range from a few days for simple enhancements to more than a year for new electronics or new mechanical packages.

The software development process for new games, which includes graphics development, is continuous and requires significant allocations of human resources. Creativity in software development is an important element in product differentiation. Ideas for new models are generated internally and from customers and other third parties, many of whom have entered into strategic relationships with us.

All new or modified hardware and software are designed to satisfy all applicable testing standards. Typically, new products require regulatory approval for most North American jurisdictions. However, many jurisdictions outside North America do not require approval. For Nevada, new gaming machine platforms must be filed with the state gaming laboratory which tests the products for at least two to three months before a mandatory 30 to 60 day field test is conducted in a casino. The Nevada State Gaming Control Board and the Nevada Gaming Commission must each approve new product platforms at their monthly, public meetings. The process in Nevada for modifications of existing products or casino associated equipment is similar to that for new platforms, except a field test is usually not required and the Nevada State Gaming Control Board staff can approve the product administratively. Each jurisdiction that requires regulatory approval of new products has its own filing requirement and process. Once products are approved by the gaming regulators, customers may require a 30-90-day field trial of the product in their casinos with the right to return the product at any time during the field trial period. We do not recognize revenue until the customer ends the field trial and accepts the gaming machines.

Product development for casino enterprise systems also includes hardware and software. The major areas of hardware development include micro controller circuit board design and programming, as well as user interface devices such as card readers, keypads and displays. We have developed a modular and extendible hardware and software architecture, which focuses development on achieving greater functionality, product reliability, and ease of maintenance for the casino operator, and greater ease of use

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

for the player. In addition, the architecture allows customers to upgrade existing components or add new components with minimal impact. Development cycles for hardware can vary between a few months for minor revisions to more than a year for major design changes or changes made by various slot machine manufacturers with which our products must be physically integrated. Software development results in periodic product releases that include new features that extend or enhance the casino enterprise systems; periodic maintenance releases that enable casino operators to correct problems or improve the usability of the system; and documentation needed to install and use the system.

We have developed a series of cashless and bonusing products marketed under the Bally Power Series name. The Bally Power products represent an integrated set of cashless and bonusing features to enhance the gaming experience of casino patrons. These products allow the transfer of funds using bar coded coupons and/or encrypted PIN numbers to download either restricted or unrestricted credits to the gaming device. These products allow casino operators to reduce cash and coin handling expenses and minimize overall operating expenditures and provide creative marketing incentives to their casino patrons. Our cashless products are in use in Nevada, Michigan, New Jersey, Mississippi, Louisiana, Iowa, Colorado, Missouri, Indiana and various Native American and international jurisdictions encompassing many states and countries.

The software development process for our systems includes the design and development of features to meet various regulatory standards. The regulatory standards vary by jurisdiction forcing us to develop multiple software settings based on the individual state and tribal gaming standards, and each jurisdiction can require the approval of any software modifications or new products prior to deploying at casino locations. The approval processes can vary significantly by jurisdiction, based on the software changes developed, technology enhancements, and regulator resources.

Product Markets

We believe that the domestic installed base of traditional Class III gaming devices now exceeds 725,000 units. Nevada has the largest installed base, totaling approximately 200,000 units as of June 30, 2005.

The gaming industry continues to expand in international markets. Our primary international markets are Europe, Canada, Latin America and, to a lesser extent, the Far East and the Caribbean. We conduct our business in Canada through our staff based in the United States. We also distribute gaming machines, manufactured by Bally Gaming, through direct and indirect subsidiaries: Bally Gaming UK, from our sales office in Wigan, England principally to customers in Europe and Russia; Bally Gaming de Puerto Rico, Inc., principally to customers in Puerto Rico; and Bally Gaming and Systems, SA, in Montevideo, Uruguay and its branches in Peru and Argentina, principally to customers in South America.

Presently, Class II gaming devices are marketed to certain Native American gaming markets. We believe the domestic installed base of Class II gaming devices is approximately 31,000 units.

The primary markets for casino enterprise systems are the United States and, to a lesser extent, Canada, Latin America, Europe and the Caribbean. Markets for systems within the United States include traditional land-based casinos concentrated in Nevada, Atlantic City, New Jersey, Native American casinos and riverboats and dockside casinos. Our domestic market for casino enterprise systems is new casinos and existing or new customers who either acquire casinos with a competitor’s system which we replace with our system, or expand their casino floors or upgrade their hardware or software to a new product release. Unlike the United States market, where most jurisdictions require the implementation of systems, few

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

international markets have done so. Management believes, however, that the international market for such systems is increasing, and if that expansion occurs, our Systems’ sales to such markets are likely to increase accordingly.

Sales and Marketing

Bally Gaming and Systems uses a direct sales force and, to a lesser extent, an independent distributor network to distribute our products. Bally Gaming and Systems’ North America sales staff consists of approximately 54 people in offices in Nevada, New Jersey, Mississippi, Illinois, California and Florida.

Bally Gaming and Systems’ direct sales force generated approximately, 80%, 80% and 98% of new unit sales for the years ended June 30, 2005, 2004 and 2003, respectively. Bally Gaming and Systems uses distributors for sales to certain jurisdictions. The agreements with distributors generally specify minimum purchases and generally provide that we may terminate the agreement if certain performance standards are not met. These independent distributors generated approximately, 20%, 20% and 2% of new gaming machine unit sales for the years ended June 30, 2005, 2004, and 2003, respectively.

As of June 30, 2005, we had approximately 276,000 game monitoring units installed in 225 locations, of which approximately 92% are in the United States. Substantially all of System’s revenues are generated by our direct sales force.

We sell gaming machines and our computerized monitoring systems either through normal credit terms of 120 days or less, or may grant credit terms that may extend up to five years. International sales are either consummated on a cash basis or financed over no more than two years, depending on credit quality.

For casino enterprise system sales we generally offer limited financing terms, normally less than one-year, for sales of new installations. Most sales, however, are invoiced on a net 30-day basis.

For casino enterprise system sales, we offer our customers the option of signing separate hardware and software maintenance agreements at the time of sale. These agreements are for one-year terms and automatically renew unless otherwise canceled in writing by either party. After an initial warranty period, typically 90 days, the customer is invoiced a monthly hardware and software maintenance fee that provides for, among other things, repair or replacement of malfunctioning hardware and software, software version upgrades, and on-call support for software.

Customers

The demand for slot machines and video gaming machines varies depending on the level of new construction and renovation of casinos and other facilities, the corresponding need for new and replacement equipment and product innovation. These machines generally have an average replacement cycle of three to seven years. For the year ended June 30, 2005, our ten largest customers, including corporate customers with multiple casino properties, accounted for approximately 35% of the Bally Gaming and Systems’ new unit sales, with the largest single customer accounting for 10% of new unit sales.

In addition we sell game cabinets to original equipment manufactures (“OEMs”) that in turn provide games primarily to the Class II non-traditional gaming markets. Typically, the OEM also purchases the rights to certain Bally themes, which entitles it to certain Bally proprietary game themes and redesigns these game themes to be compatible with its operating system configurations. Sales of such cabinets to OEMs totaled approximately $16.7 million, $8.6 million, and $6.3 million for years ended June 30, 2005, 2004 and 2003, respectively, and sales of game themes to the OEMs totaled approximately $2.3 million, $3.4 million and $3.2 million for the years ended June 30, 2005, 2004 and 2003, respectively.

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

During fiscal year 2005, the Company also licensed certain technologies for “redemption” markets to Spectre Gaming. The Company expects to receive fees for the licensing of certain technologies, as well as recurring fees from ongoing royalty fees beginning in fiscal year 2006.

The demand for casino enterprise systems is driven by regulatory requirements in each applicable jurisdiction and by casino operators’ competitive need to properly track machine and player activity and, to establish and compile individual machine and player profitability and other demographic information. These features enable casinos to develop or enhance marketing strategies. Revenues for casino enterprise systems are derived from selling products to new or existing customers. For the year ended June 30, 2005, the ten largest casino enterprise system customers, which include certain multi-site casino operators that have corporate agreements, accounted for approximately 55.2% of game monitoring unit sales revenues, with the largest single customer accounting for 10.2% of game monitoring unit sales revenues.

Future growth of Bally Gaming and Systems will be based on continued penetration in the international markets, further expansion in the established and emerging markets, as well as continued development efforts to provide customers with new and innovative hardware and software product offerings.

Assembly Operations

Bally Gaming and Systems’ primary facility, located in Las Vegas, was completed in 1990. The facility, which we own, was constructed specifically for the design, assembly and distribution of gaming equipment. The 150,000-square foot facility was designed to meet fluctuating product design demands and volume requirements. Management believes the facility enables Bally Gaming and Systems to increase production without significant capital expenditures.

Management believes our assembly operations allow for rapid generation of different models to fill orders quickly and efficiently. Another major advantage of the existing plant operation is that a number of machine features can be altered to produce a “customized” product for each customer, including the size, type and color of glass, sound and payoff patterns. Bally Gaming and Systems keeps an inventory of parts that allow machines to be altered quickly to conform to a particular customer’s design and/or feature request. Bally Gaming and Systems typically manufactures products for individual customer orders. Bally Gaming and Systems designs all of the major assemblies that are incorporated into the final machine configuration.

Competition

There are a number of domestic and international businesses who compete in the various geographic markets where we sell our products. Our ability to compete effectively is based on a number of factors including, but not limited to, our product quality, product depth, pricing, financing terms, regulatory approvals, the successful development and protection of intellectual property as well as the success of our distribution, sales and service levels.

The North American market is dominated by a single competitor, International Game Technology (“IGT”). IGT has substantially more financial resources, products and intellectual property than nearly all of its competitors and many of our customers derive a significant portion of their gaming revenues using IGT products. Some of our other competitors currently include GTech, Aristocrat, WMS, Atronic and Konami.

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

These competitors also compete in the international markets we serve, along with well established foreign companies such as Recreativos Franco, Cirsa/Unidesa, Ainsworth, Aruze and Novomatic.

We believe the future success of our operations depend on our ability to bring more innovative and higher quality products to the market in a more cost effective and timely manner than our competitors.

The competition in the market for management systems is also significant. Product feature and functionality, accuracy, reliability, and pricing are all key factors in determining a provider’s success in selling its system. The main competition in casino management systems currently consists of IGT, Aristocrat, MIS Grips and to a lesser extent, Konami and Progressive Gaming. Competition is keen in this market due to the number of providers and the limited number of casinos and jurisdictions in which they operate. Management believes the future success of our operations will be determined by our ability to bring new and innovative products to the market while maintaining our base of loyal existing customers.

Casino Operation

Rainbow Casino

Our Rainbow Hotel Casino, located in Vicksburg, Mississippi, began operations in July 1994. The facility includes a 33,000-square foot casino, with 890 gaming devices and 12 table games as well as a 310-seat buffet-style restaurant and 20,000-square foot conference center. The facility also includes the 89-room Rainbow Hotel, which is owned and operated by a third party. Rainbow Casino is marketed as a “locals” casino and draws customers principally from within a 75-mile radius of Vicksburg. The Vicksburg casino market generated approximately $252 million in gaming revenue in the twelve months ended June 30, 2005, representing a growth rate of approximately 4%.

We are the general partners of Rainbow Casino Vicksburg Partnership, L.P. (“RCVP”), the limited partnership that operates the Rainbow Casino. The limited partner, Rainbow Corporation, an unaffiliated third party, is entitled to receive 10% of the net available cash flows after debt service and other items, as defined in the limited partnership agreement, which amount increases to 20% of such amount for the proportional revenues above $35.0 million each year through December 31, 2010. The Company holds the remaining economic interest in the partnership.

The Rainbow Casino was not damaged by Hurricane Katrina, and the property reopened after power was restored on the fourth day after the hurricane. Play levels have subsequently returned to levels at or above those of the pre-hurricane period.

Sales and Marketing

The Rainbow Casino targets the mid-level gaming customers in the Vicksburg market. We promote the casino primarily through direct mail and special promotional events.

Competition

The operation of casinos is a highly competitive business and gaming of all types is available throughout Mississippi in numerous locations. The principal competitive factors in the industry include the quality and location of the facility, the nature and quality of the amenities and customer services offered, and the implementation and success of marketing programs. The Rainbow Casino faces substantial direct competition for gaming customers from the three other gaming facilities in Vicksburg, as well as other gaming operations throughout Mississippi. One additional gaming site in Vicksburg is currently being

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

pursued by Lakes Gaming, however the timing of opening and potential impact on the market is not yet known.

Discontinued Operations

Route Operations

Nevada Operations:   In June 2004, we sold our Nevada route operations to Century Gaming, Inc., a privately held route operator based in Montana. We received approximately $100 million in cash and the assumption by Century Gaming of approximately $5 million in debt. We reported a gain on the sale before income taxes of $15.3 million, or $9.1 million after tax. During fiscal year 2005, we incurred a litigation charge and we settled certain indemnity claims raised by Century Gaming, and recorded a reduction in the gain on sale of $9.8 million, or $6.3 million net of tax.

Louisiana Operations:   In October 2004 we sold our interest in our Louisiana route operations to Churchill Downs Incorporated and received proceeds of approximately $2 million and realized a gain of $1.3 million or $0.8 million, net of tax.

Rail City Casino

In May 2004, the Company sold its Rail City Casino, a 20,000 square-foot facility located between the cities of Reno and Sparks in northern Nevada, to the Sands Regent. We received aggregate consideration of $37.9 million. We reported a gain on the sale before income taxes of $23.1 million, or $14.3 million after tax.

Wall Machines and Amusement Games

In July 2003, we sold our Bally Wulff wall machine and amusement game business unit to a third party equity investor for $16.5 million in cash, and recorded a loss on sale totaling $25.4 million. During fiscal year 2004 and 2005 the Company negotiated with the German tax authorities to resolve several tax related matters. See Note 5 to our consolidated financial statements, Discontinued Operations, included in this Annual Report on Form 10-K.

Patents, Copyrights and Trade Secrets

We rely on a combination of patents, copyrights, trade secrets, trademarks and proprietary information to maintain and enhance our competitive position. We have been a long standing participant in the development of intellectual property in our industry. We have been granted patents have patent applications pending in United States as well as many foreign countries. The expiration dates of these patents vary and are based on their filing and issuances dates. We intend to continue to actively file for patent protection, where reasonable, within and outside the United States. We also seek protection for a large number of our products by filing for copyrights and trademarks in the United States and various foreign countries. Under permission or contract with third parties, we also sell products covered by independently filed copyrights and trademarks. Typically, these contracts require us to pay royalties to the licensing party. Royalty expense is included in cost of gaming and systems in our consolidated financial statements in this report.

We cannot provide assurance that other parties will not infringe our patents or use products that violate our copyright and trademark protections. We also cannot provide assurance that other parties will not claim that we violate their intellectual property rights. The research, legal, and administrative costs

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

associated with creating, securing, enforcing and defending our intellectual property rights can be material. Moreover, the likelihood of success in such matters is generally not predictable and is subject to litigation risks.

Employees and Labor Relations

As of June 30, 2005, we and our subsidiaries employed approximately 1,640 individuals worldwide. These employees are not covered by collective bargaining agreements. We believe we have satisfactory relationships with our employees.

Gaming Regulations and Licensing

General.   The manufacturing and distribution of gaming machines and the operation of gaming facilities are subject to extensive federal, state, local, and foreign regulations. Although the laws and regulations of the various jurisdictions in which we operate and may expand our gaming operations vary in their technical requirements and are subject to amendment from time to time, virtually all of these jurisdictions require licenses, permits, documentation of qualification, including evidence of financial stability, and other forms of approval for companies engaged in the manufacture and distribution of gaming machines and the operation of gaming facilities, as well as the individual licensing of officers, directors, major stockholders and key personnel of such companies.

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

The laws, regulations, and supervisory procedures of the Nevada Gaming Authorities are based on declarations of public policy concerned with, among other things: (i) the prevention of unsavory and unsuitable persons from having any involvement with gaming; (ii) the strict regulation of all persons, locations, practices, associations and activities related to the operation of licensed gaming establishments and the manufacture and distribution of gaming machines, cashless wagering systems and associated equipment; (iii) the establishment and maintenance of responsible accounting practices and procedures; (iv) the maintenance of effective control over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record-keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (v) the prevention of cheating and fraudulent practices; and (vi) providing a source of state and local revenues through taxation and licensing fees. A change in such laws, regulations and procedures, or non-compliance with some, could have an adverse effect on our gaming-related operations.

Alliance is registered with the Nevada Commission as a publicly traded corporation (a “Registered Corporation”). Our direct and indirect subsidiaries that manufacture or distribute gaming devices or

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

conduct gaming operations at various locations (collectively, the “Nevada Subsidiaries”) are required to be licensed by the Nevada Gaming Authorities. The licenses held by the Nevada Subsidiaries require periodic payments of fees and taxes and are not transferable. We, through our registered intermediary companies (individually an “Intermediary Company” and collectively the “Intermediary Companies”), have been found suitable to own the stock of the Nevada Subsidiaries, each of which is a corporate licensee (individually a “Corporate Licensee” and collectively the “Corporate Licensees”) under the terms of the Nevada Act. As a Registered Corporation, we are required to periodically submit detailed financial and operating reports to the Nevada Gaming Authorities and furnish any other information the Nevada Gaming Authorities may require. No person may become a stockholder of or receive any percentage of the profits from the Corporate Licensees without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, the Intermediary Companies, and the Corporate Licensees have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits, and licenses required to engage in gaming activities, gaming machine operations, and in the manufacture and distribution of gaming devices for use or play in Nevada or for distribution outside of Nevada.

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

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

We and the Corporate Licensees are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities, and similar financing transactions by the Corporate Licensees must be reported to or approved by the Nevada Commission.

If it were determined that a Corporate Licensee had violated the Nevada Act, the licenses it holds could be limited, conditioned, suspended, or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, the Intermediary Companies, the Corporate Licensees, and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Limitation, conditioning, or suspension of the gaming licenses of the Corporate Licensees could, and revocation of any gaming license would, materially adversely affect the gaming-related operations of the Company.

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

The Nevada Act requires any person who acquires more than 5% of any class of a Registered Corporation’s voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of any class of a Registered Corporation’s voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the chairman of the Nevada Board mails written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Act, that acquires more than 10%, but not more than 15% (19% if such additional ownership results from a stock repurchase program conducted by the Registered Corporation, subject to certain conditions), of a class of a Registered Corporation’s voting securities may apply to the Nevada Commission for a waiver of finding of suitability if the institutional investor holds the securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the Board of Directors of the Registered Corporation, any change in the corporate charter, bylaws, management, policies, or operations of the Registered Corporation or any of its gaming affiliates, or any other action the Nevada Commission finds to be inconsistent with holding the Registered Corporation’s voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in the Registered Corporation’s management, policies, or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with investment-only intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership, or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

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

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

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

We may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or proceeds there from are intended to be used to construct, acquire, or finance gaming facilities in Nevada or to retire or extend obligations incurred for such purposes. In addition, (i) a Corporate Licensee may not guarantee a security issued by a Registered Corporation pursuant to a public offering without the prior approval of the Nevada Commission; and (ii) restrictions on the transfer of an equity security issued by a Corporate Licensee or Intermediary Company and agreements not to encumber such securities are ineffective without the prior approval of the Nevada Commission.

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
Year Ended June 30, 2005

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

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the licensees conduct their operations. Depending upon the particular fee or tax involved, these fees and taxes are payable, either monthly, quarterly, or annually and are based on either (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of games operated. An excise tax is also paid by the Corporate Licensees engaged in casino operations on charges for admission to any facility where certain forms of live entertainment are provided. The Corporate Licensees that hold gaming device route operator licenses or manufacturer or distributor licenses also pay certain fees to Nevada.

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

Mississippi.   The manufacturing and distribution of gaming and associated equipment and the ownership and operation of casino facilities in Mississippi are subject to extensive state and local regulation, but primarily the licensing and regulatory control of the Mississippi Gaming Commission (the “Mississippi Commission”).

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

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

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

The Mississippi Act permits substantially all traditional casino games and gaming devices. The Company, RCVP, Bally Gaming, Inc. (“BGI”), and their affiliates are subject to the licensing and regulatory control of the Mississippi Commission. We are registered under the Mississippi Act as a publicly traded corporation (a “Registered Corporation”) and holding company of RCVP and BGI. As a Registered Corporation, we are required periodically to submit detailed financial and operating reports to the Mississippi Commission and furnish any other information the Mississippi Commission may require. If we are unable to continue to satisfy the registration requirements of the Mississippi Act, we and our affiliates cannot own or operate gaming facilities or continue to act as a manufacturer and distributor in Mississippi. No person may become a stockholder of, or receive any percentage of profits from, a licensed subsidiary of a Registered Corporation or a holding company without first obtaining licenses and approvals from the Mississippi Commission. We and our affiliates have obtained the necessary licenses and approvals from the Mississippi Commission. RCVP must maintain a gaming license from the Mississippi Commission to operate a casino in Mississippi and BGI must maintain a manufacturer and distributor license from the Mississippi Commission to manufacture and distribute gaming products and a wide-area progressive operator license to operate its progressive slot system. Such licenses are issued by the Mississippi Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations.

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

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

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

Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Mississippi. At any time, the Mississippi Commission has the power to investigate and require the finding of suitability of any record or beneficial stockholder of the Company. The Mississippi Act requires any person who acquires more than 5% of any class of voting securities of a Registered Corporation, as reported to the SEC, to report the acquisition to the Mississippi Commission, and such person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than 10% of any class of voting securities of a Registered Corporation, as reported to the SEC, must apply for a finding of suitability by the Mississippi Commission. The Mississippi Commission generally has exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of any class of voting securities of a Registered Corporation. If a stockholder who must be found suitable is a corporation, partnership, or trust, it must submit detailed business and financial information including a list of beneficial owners. Any record or beneficial stockholder required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Commission in connection with the investigation.

The Mississippi Commission has adopted a regulation which provides that under certain circumstances, an “institutional investor,” as defined in the regulation, which acquires more than 10%, but not more than 15%, of a Registered Corporation’s voting securities may apply to the Mississippi Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes only unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the Registered Corporation’s corporate charter, bylaws, management, policies or operations of the Registered Corporation or any of its gaming affiliates, or any other action which the Mississippi Commission finds to be inconsistent with holding the Registered Corporation’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes include: (i) voting on all matters voted on by the stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in management, policies or operations; and (iii) such other activities as the Mississippi Commission may determine to be consistent with such investment intent.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Commission may be found unsuitable. The same restrictions

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

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

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

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

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

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

License fees and taxes, computed in various ways depending on the type of gaming involved, are payable to the State of Mississippi and to the counties and cities in which a licensed gaming subsidiary’s operations are conducted. Depending on the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly, or annually and are based on (i) a percentage of the gross gaming revenues received by the casino operation; (ii) the number of gaming devices operated by the casino; or (iii) the number of table games operated by the casino. The license fee payable to the State of Mississippi is based upon “gaming revenues” (generally defined as gross revenues less payouts to customers as winnings), and equals 4% of gaming revenues of $50,000 or less per month, 6% of gaming revenues that exceed $50,000 but do not exceed $134,000 per month, and 8% of gaming revenues that exceed $134,000 per month. The foregoing license fees we pay are allowed as a credit against our Mississippi income tax liability paid for the year. The gross revenue fee imposed by the City of Vicksburg, Mississippi, where RCVP’s casino operations are located, equals approximately 4% of gaming revenues.

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

In recent years, certain anti-gaming groups proposed the adoption, through the initiative and referendum process, of certain amendments to the Mississippi Constitution that would prohibit gaming in the state. The proposals were declared illegal by the Mississippi courts on constitutional and procedural grounds. The latest ruling was appealed to the Mississippi Supreme Court, which affirmed the decision of the lower court. If another such proposal were to be offered and if a sufficient number of signatures were to be gathered to place a legal initiative on the ballot, it is possible for the voters of Mississippi to consider such a proposal in November 2006. While we are unable to predict whether such an initiative will appear on a ballot or the likelihood of such an initiative being approved by the voters, if such an initiative were passed and gaming were prohibited in Mississippi, it would have a significant adverse effect on us and our Mississippi gaming operations.

The sale of alcoholic beverages by the Rainbow Casino owned and operated by RCVP is subject to the licensing, control and regulation by both the City of Vicksburg and the Alcoholic Beverage Control Division (the “ABC”) of the Mississippi State Tax Commission. The Rainbow Casino area has been designated as a special resort area, which allows the Rainbow Casino to serve alcoholic beverages on a 24-hour basis. The ABC has the full power to limit, condition, suspend or revoke any license for the serving of alcoholic beverages or to place such a licensee on probation with or without conditions. Any such disciplinary action could (and revocation would) have a material adverse effect on RCVP’s operations.

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

Certain officers and managers of RCVP must be investigated by the ABC in connection with its liquor permits, and changes in certain positions must be approved by the ABC.

New Jersey.   BGI is licensed by the New Jersey Casino Control Commission (the “New Jersey Commission”) as a gaming-related casino service industry (“CSI”) in accordance with the New Jersey Casino Control Act (the “Casino Control Act”). We are a holding company, as that term is defined by the Casino Control Act, of BGI and thus are a qualifier in connection with BGI’s CSI license and have been approved as such by the New Jersey Commission. BGI has an application pending to renew its CSI license under the Casino Control Act.

The New Jersey Commission requires the officers, directors, key personnel, financial sources, and stockholders (in particular those with holdings in excess of 5%) of a CSI license holder and its holding and intermediary companies to qualify in accordance with the Casino Control Act. BGI is required to notify the New Jersey Commission of any appointment, nomination, election, resignation, termination, incapacitation, or death of any person or entity otherwise required to qualify pursuant to the Casino Control Act. Such persons and entities may be investigated and may be required to make certain regulatory filings and to disclose and/or to provide consents to disclose personal and financial data. The costs associated with such investigation are typically borne by the applicant.

Louisiana.   The manufacturing, distribution, servicing, and operation of gaming devices (“Devices”) in Louisiana are subject to the Louisiana Gaming Control Law and the rules and regulations promulgated thereunder (the “Louisiana Act”). Licensing and regulatory control is maintained by a single gaming control board for the regulation of gaming in Louisiana. This Board, created on May 1, 1996, is called the Louisiana Gaming Control Board (the “Louisiana Board”) and oversees all licensing for all forms of legalized gaming in Louisiana (including all regulatory enforcement, and supervisory authority that exists in the state as to gaming on Native American lands). The Louisiana State Police within the Department of Public Safety and Corrections (the “Division”) performs the investigative functions for the Louisiana Board. The laws and regulations of Louisiana are based on policies of maintaining the health, welfare, and safety of the general public and protecting the gaming industry from elements of organized crime, illegal gambling activities, and other harmful elements, as well as protecting the public from illegal and unscrupulous gaming to ensure the fair play of devices.

BGI, doing business as Bally Gaming and Systems, holds the following permits (licenses): (i) Gaming Supplier Permit; (ii) Manufacturer of Slot Machines and Video Draw Poker Devices Permit; and (iii) Manufacturer of Gaming Equipment other than Slot Machines and Video Draw Poker Devices Permit.

The Louisiana Board may deny, impose a condition on, or suspend or revoke a permit, renewal, or application for a permit for violations of any rules and regulations of the Louisiana Board or any violations of the Louisiana Act. In addition, fines for violations of gaming laws or regulations may be levied against the Louisiana Permitee and the persons involved for each violation of the gaming laws. The permit is deemed a pure and absolute privilege and issuance, condition, denial, suspension or revocation of a permit is at the discretion of the Louisiana Board under the provisions of the Louisiana Act. A permit is not property or a protected interest under the Louisiana constitution.

The Division has the authority to conduct overt and covert investigations of any person involved directly or indirectly in the gaming industry in Louisiana. These investigations have extended to information regarding a prospective permitee’s and his or her spouse’s immediate family and relatives and their affiliations with certain organizations or other business entities. The investigation may also extend to

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

any person who has or controls more than a 5% ownership of, or interest in income or profits in, an applicant for or holder of a license or who is a key employee or who has the ability to exercise significant influence over the permitee. All persons or entities investigated must meet all suitability requirements and qualifications for a permitee. The Louisiana Board may deny an application for permitting for any cause it may deem reasonable. The applicant for permitting must pay a filing fee, which applies to the cost of the investigation.

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

We and our key personnel have obtained, or applied for, all government licenses, registrations, findings of suitability, permits, and approvals necessary for the manufacture, distribution and, where permitted, operation of gaming machines in the jurisdictions in which we do business. We and the holders of our securities may be subject to the provisions of the gaming laws of each jurisdiction where we or our subsidiaries are licensed or are applying for licensing or conduct business, including, without limitation, Arizona, California, Colorado, Connecticut, Delaware, Florida, Illinois, Indiana, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Missouri, Montana, Nevada, New Jersey, New Mexico, New York, Oklahoma, Pennsylvania, Puerto Rico, South Dakota, Washington, West Virginia, Wisconsin, and the local regulatory authorities within each such state, as well as Australian, Canadian, and other foreign gaming jurisdictions in which BGI and its subsidiaries are licensed or conduct business.

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

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

ITEM 2.                PROPERTIES

The following table sets forth information regarding our leased properties as of June 30, 2005, all of which are fully utilized unless otherwise noted (dollars in 000s):

Location	Use	Building Square Feet	Annual Rental Payments
Bally Gaming and Systems business unit:
Absecon, NJ	Direct mail office	5,300	$63
Atlantic City, NJ	Sales offices and warehousing	15,800	136
Bellevue, WA	Administrative offices	7,581	140
Biloxi, MS	Sales offices	5,000	50
Campbell Hall, NY	Offices	6,900	128
Cheekotowage, NY	Offices	1,143	8
Chester, NY	Office/warehouse	5,000	37
Clifton Park, NY	Offices	504	9
Dover, DE	Offices	468	6
Egg Harbor Township, NJ	General, research and development offices	24,750	461
Fife, WA	Office/warehouse	6,550	81
Gulfport, MS	Offices	1,500	5
Hollywood, FL	Sales offices	3,400	8
Huntington Beach, CA	Offices	3,340	59
Las Vegas, NV	Offices/warehouse	101,650	704
Las Vegas, NV	Warehousing	20,640	160
Las Vegas, NV	Offices	2,939	32
Las Vegas, NV	Office/warehouse	90,000	283
Livermore, CA	Office/warehouse	43,337	551
Marysville, WA	Warehousing	4,400	32
Oklahoma City, OK	Warehouse/storage	16,730	66
Pleasanton, CA	Office and storage	3,176	52
Reno, NV	Office/warehouse	30,500	412
Reno, NV	Offices	20,284	258
Reno, NV	Warehousing	9,626	97
Reno, NV	Warehousing	3,511	36
San Juan, PR	Sales offices	2,135	31
Slidell, LA	Offices	1,250	15
Sommerville, NJ	Warehousing	10,000	33
Sparks, NV	Administrative /sales offices and warehousing	33,384	441
Temecula, CA	Sales offices	1,920	21
Westchester, IL	Sales offices	2,132	48
Hannover, Germany	Administrative offices and warehousing	13,292	91
Hannover, Germany	Administrative offices	248	10
Montevideo, Uruguay	Administrative offices	1,367	28
Nice, France	Administrative offices	5,844	137
Province of Cordoba, Argentina	Administrative offices	969	4
Shropshire, England	Administrative offices	1,550	17
Wigan, England	Office/warehouse	10,985	71
Casino Operations business unit:
Vicksburg, MS	Storage	3,000	27
Vicksburg, MS	Administrative offices	1,500	10

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

See Note 19 to the consolidated financial statements, Commitments and Contingencies, for information as to our lease commitments with respect to the foregoing rental properties.

The following table sets forth information regarding properties owned by us as of June 30, 2005, all of which are fully utilized unless otherwise noted. Except for the Las Vegas, NV property, each of the properties listed below is utilized in our Casino Operation business unit:

Location	Use	Building Square Feet
Las Vegas, NV	Administrative offices and manufacturing facility	150,000
Vicksburg, MS	Casino	33,000
Vicksburg, MS	Entertainment facility	20,000
Vicksburg, MS	Administrative offices	3,200
Vicksburg, MS	Vacant-land	—

We believe our facilities are suitable for our needs and we have no future expansion plans that would make these properties inadequate.

ITEM 3.                LEGAL PROCEEDINGS

Litigation

On September 25, 1995, BGI, a wholly-owned subsidiary of the Company, was named as a defendant in a class action lawsuit filed in the United States District Court for the District of Nevada. The plaintiffs filed suit against BGI and approximately 45 other defendants, each of which is involved in the gaming business as a gaming machine manufacturer, distributor, or casino operator. The lawsuit arises out of alleged fraudulent marketing and operation of casino video poker machines and electronic slot machines. The plaintiffs alleged that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce people into playing their gaming machines based on a false belief concerning how those machines actually operate, as well as the extent to which there is actually an opportunity to win on any given play. The plaintiffs allege that the defendants’ actions constitute violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) and give rise to claims of common law fraud and unjust enrichment. The plaintiffs are seeking monetary damages in excess of $1.0 billion. In July 2002, the federal district court denied the plaintiffs’ request for class action certification. In August 2004, the United States Court of Appeals for the Ninth Circuit affirmed the district court’s denial of class action certification, and the plaintiffs did not appeal. Subsequently, two of the four named plaintiffs elected to continue their cases as individual, non-class actions. However, in September 2005, the court granted the defendants’ motions for summary judgment, resolving all claims in defendants’ favor without a trial. In October 2005, the plaintiffs’ appealed the District Court’s granting of summary judgment in favor of the defendants to the Ninth Circuit. Management believes the plaintiffs lawsuit to be without merit. The Company will continue to pursue all available legal defenses.

In June 2004, putative class actions were filed against Alliance and its officers, Robert Miodunski, Robert Saxton, Mark Lerner, and Steven Des Champs, in the United States District Court for the District of Nevada. The nearly identical complaints alleged violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) stemming from revised earnings guidance, declines in the stock price, and sales of stock by insiders. The complaints sought damages in unspecified amounts. The federal district court granted the plaintiffs’ unopposed motions to consolidate the cases and to appoint a lead counsel and a lead plaintiff, and the plaintiffs filed a consolidated complaint, all as is customary in such cases. Alliance

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

and the other defendants have moved for summary judgment, and the motion is being briefed. Alliance believes the lawsuits are without merit and intends to vigorously defend itself and its officers. In addition, in July 2004 two derivative lawsuits were filed in Nevada state court against the members of the board of directors and the officers listed above. The Company is named as a nominal defendant in the derivative lawsuits as the claims are purportedly asserted for the benefit of Alliance. These lawsuits assert claims for breach of fiduciary duty and waste of corporate assets arising out of the same events as those giving rise to the class actions described above, and seek injunctive relief and damages in unspecified amounts. These two cases were consolidated, and Alliance and the other defendants moved to dismiss the case. In February 2005, the state district court granted the defendants’ motion and dismissed the case, and the plaintiffs have appealed the case the Nevada Supreme Court, where the matter is pending. Management believes the plaintiffs’’ lawsuit to be without merit. The Company will continue to pursue all available legal defenses.

In August 2004, Shuffle Master, Inc., sued the Company in the United States District Court for the District of Nevada, alleging infringement of various patents in connection with the Company’s MindPlay product line and seeking injunctive relief and damages in an unspecified amounts. In June 2005, it was announced that IGT had acquired an interest in the patents at issue in the case, and thereafter IGT joined the case as a plaintiff. The Company is vigorously defending against the lawsuit, which is in the discovery phase. Management believes the plaintiffs’’ lawsuit to be without merit. The Company will continue to pursue all available legal defenses.

In September 2004, a United States District Court jury in the District of Nevada entered a $7.4 million verdict against the Company in a suit filed by Action Gaming, Inc., and IGT. The suit alleged that the multi-hand video poker game deployed by the Company’s former subsidiary, United Coin Machine Co. (“United Coin”), infringed the plaintiffs’ patents. The district court ruled on summary judgment that the game does not infringe the patents. However, the court left to the jury the question whether the use of “autohold,” a specific, optional feature of the game, caused it to infringe under the “doctrine of equivalents,” a doctrine of patent law. After a two-week trial, the jury determined that the game with the autohold option enabled did infringe under the doctrine of equivalents and awarded damages accordingly. The feature has been disabled on all affected games in the field, and the decision permits continued deployment of the game as long as the autohold feature is not included. The Company is pursuing various remedies and has posted a cash bond totaling $7.7 million to stay payment of the judgment and accrued interest pending appeal. The cash bond is included in other non-current assets and the accrued liability is included in accrued liabilities in the accompanying balance sheet. This amount has been accrued and the expense for this charge is included in discontinued operations in the accompanying statement of operations.

On December 7, 2004, IGT filed a patent infringement lawsuit against Alliance in the United States District Court for the District of Nevada. The complaint asserts that Alliance’s wheel-based games, such as Monte Carlo and Cash For Life, and its iView products infringe on patents held by IGT, and seeks injunctive relief and damages in unspecified amounts. Alliance believes IGT’s claims are without merit and is vigorously defending itself against the lawsuit. As part of its defense, Alliance has asserted counterclaims against IGT, including claims that IGT’s patents are invalid as well as several claims that IGT has engaged in anti-competitive conduct in violation of state and federal antitrust laws. By its counterclaims, Alliance is seeking damages and other relief from IGT. The litigation is in the discovery phase and no trial date has been set.

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

In February 2005, the SEC initiated an informal inquiry and requested documents and information regarding matters related to the allegations in the class actions and similar matters. In August 2005, the SEC notified the Company that its investigation had entered a formal phase, and has requested additional information from the Company covering the same general areas that were addressed in the informal inquiry. Management is cooperating fully with the SEC in this matter.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “AGI”. The following table sets forth the high and low closing bid price of the common stock as reported by the NYSE for the periods indicated.

	Price Range of
	Common Stock
	High	Low
Fiscal Year Ended June 30, 2006
1st Quarter	$15.53	$10.43
Fiscal Year Ended June 30, 2005
1st Quarter	$16.82	$12.09
2nd Quarter	14.07	9.12
3rd Quarter	13.21	9.40
4th Quarter	15.42	9.48
Fiscal Year Ended June 30, 2004
1st Quarter	$23.78	$19.01
2nd Quarter	27.37	20.72
3rd Quarter	33.45	23.27
4th Quarter	34.00	15.63

As of December 26, 2005, we had approximately 1,000 holders of record of our common stock.

We have never declared or paid cash dividends on our common stock. Our bank loan agreement materially limits our ability pay dividends on our common stock. We intend to follow a policy of retaining earnings to finance growth of our business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on our common stock will be at the sole discretion of our Board of Directors and will depend on our profitability, our ability to pay dividends under the terms of our bank credit agreement, as discussed in Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Risk Factors, and our financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors the Board of Directors deems relevant.

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

Equity Compensation Plans

The following table sets forth information as of June 30, 2005 with respect to our equity compensation plans that provide for the issuance of options to purchase our common stock:

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights(1)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Plan Category
Equity compensation plans approved by security holders	8,716,736	$13.79	2,009,220
Equity compensation plans not approved by security holders	—	—	—
Total	8,716,736	$13.79	2,009,220

(1)          Rights include grants for Restricted Stock and Restricted Stock Units.

ITEM 6.                SELECTED FINANCIAL DATA

The following selected financial data for the fiscal years ended June 30, 2005, 2004 and 2003 has been derived from the Consolidated Financial Statement which appears elsewhere in this Annual Report on Form 10-K. The consolidated financial statements for the years ended June 30, 2004 and 2003 have been restated in this Annual Report on Form 10-K, and the financial information presented below for the years ended June 30, 2004, 2003 and 2002 reflects the restatement. The Selected Financial Data should be read in conjunction with:

•       Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

•       Item 8, Financial Statements and Supplementary Data;

•       Note 2 to consolidated financial statements, Restatement of Previously Issued Financial Statements; and

•       Note 22 to consolidated financial statements, Selected Quarterly Financial Data (unaudited).

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

	Fiscal Year Ended June 30,
	2005	2004	2003	2002	2001
		As restated(1)	As restated(1)	As restated(1)
	(In 000s except per share amounts)
Statement of Operations Data:
Total revenues from continuing operations	$484,030	$480,408	$363,212	$273,415	$214,098
Operating income (loss)(2)	(5,722)	92,137	71,664	50,017	29,449
Income (loss) from continuing operations before income taxes and minority interest	(22,582)	63,569	46,637	23,403	(5,462)
Income tax expense (benefit)	(6,510)	21,513	16,516	(39,256)	(1,313)
Minority interest	(4,245)	(2,309)	(2,009)	(1,935)	(2,165)
Income (loss) from continuing operations	(20,317)	39,747	28,112	60,724	(6,314)
Income (loss) from discontinued operations(3)	(4,654)	40,889	(17,638)	1,612	20,796
Net income (loss)	$(24,971)	$80,636	$10,474	$62,336	$14,482
Basic earning (loss) per share:
Continuing operations	$(0.40)	$0.79	$0.57	$1.31	$(0.14)
Discontinued operations	(0.09)	0.82	(0.36)	0.04	0.49
Total	$(0.49)	$1.61	$0.21	$1.35	$0.35
Diluted earning (loss) per share:
Continuing operations	$(0.40)	$0.78	$0.56	$1.28	$(0.14)
Discontinued operations	(0.09)	0.80	(0.36)	0.04	0.48
Total	$(0.49)	$1.58	$0.20	$1.32	$0.34

	As of June 30,
	2005	2004	2003	2002	2001
		As restated(1)	As restated(1)	As restated(1)
	(In 000s)
Balance Sheet Data:
Cash and cash equivalents	$33,170	$154,258	$24,406	$24,700	$27,029
Restricted cash	13,421	15,590	14,478	7,100	2,100
Working capital	129,293	262,883	139,938	99,459	53,297
Total assets	648,094	768,431	538,456	461,424	371,017
Total long term debt, including current maturities	335,117	428,955	345,215	341,793	339,540
Total stockholders’ equity (deficiency)	178,937	186,363	81,068	44,473	(39,205)

(1)          See Note 2 to the Consolidated Financial Statements, Restatement of Previously Issued Financial Statements.

(2)          The Company has recorded the following significant items effecting comparability of operating income (loss):

•       During the fiscal year ended June 30, 2005, we recorded severance charges totaling $3.7 million (see Note 16 to the consolidated financial statements, Severance Charges), certain impairment charges

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

of $3.6 million (see Note 17 to the consolidated financial statements, Impairment Charges), inventory impairment charges of $26.4 million (see Note 18 to the consolidated financial statements, Inventory Impairment Charges), and a charge of $0.6 million related to an amendment to our bank loan agreement (see Note 11 to the consolidated financial statements, Long-Term Debt).

•       During the fiscal year ended June 30, 2004, we recorded a loss on extinguishment of debt of $12.3 million (see Note 11 to the consolidated financial statements, Long-Term Debt).

•       During the fiscal year ended June 30, 2001, the Company incurred costs and expenses related to the contemplated sale of the Nevada route operations totaling $6.5 million.

(3)          We sold our Nevada route operations, the Rail City Casino and Bally Wulff during fiscal year 2004. The Nevada route operation disposition was completed on June 30, 2004, the Rail City disposition was completed on May 3, 2004 and the Bally Wulff disposition was completed on July 18, 2003. On October 14, 2004, we sold our interest in our Louisiana route operations.

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain matters in this Annual Report on Form 10-K and our other filings with the SEC, including, without limitation, certain matters discussed in this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, and are subject to the safe harbor created thereby. Those statements reflect the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, future events and financial trends affecting the Company.

Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates” and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the impact of competition and uncertainties concerning such matters as the Company’s ability to service debt, product development, customer financing, sales to non-traditional gaming markets, foreign operations, dependence on key personnel, the ability to integrate future acquisitions, strict regulation by gaming authorities, the outcome of pending litigation matters including the pending securities class actions, gaming taxes, currency fluctuations and market risk. Certain of these factors are discussed in the “Risk Factors” section below. The Company undertakes no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise.

Restatement

In connection with our year-end closing process for 2005, we identified certain possible errors in our accounting and previously reported financial information. As a result, in September 2005, we announced that we would delay filing our Annual Report on Form 10-K for the fiscal year ended June 30, 2005. Based on our extensive internal review described below, our Board of Directors concluded on November 2, 2005 that there were material errors in our previously reported financial information and consequently, that a restatement of our previously reported financial statements as of June 30, 2004 and for the fiscal years ended June 30, 2004 and 2003 and our previously reported unaudited financial information for the fiscal quarters ended June 30, 2004, September 30, 2004 and 2003, December 31, 2004 and 2003, and March 31, 2005 and 2004 was required.

Our review process included an extensive assessment of our accounting methods and practices as well as our previously reported financial information. This process, conducted by third party consultants and internal accountants under the direction of our senior management and with the oversight of the Audit Committee of the Board of Directors, consisted of an extensive review of our sales contracts, account reconciliations, financial information, and certain transactions. Our review determined that the accounting errors in our previously reported financial information and the failure to prevent or detect them in our financial reporting process were, in part, attributable to material weaknesses in our internal control over

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

financial reporting. The material weaknesses are described in “—Internal Control Over Financial Reporting” in Item 9A, Controls and Procedures.

The restatement decreased:

(i)            gaming and systems revenues by $8.5 million and $23.2 million in fiscal years 2004 and 2003, respectively;

(ii)        cost of sales and other expenses by $1.9 million and $9.9 million in fiscal years 2004 and 2003, respectively; and

(iii)    income from continuing operations by $3.9 million and $9.0 million in fiscal years 2004 and 2003, respectively.

We also recorded an adjustment to change the classification of certain certificates of deposit with maturities beyond 90 days when purchased from cash and cash equivalents to other current assets, totaling $3.1 million as of June 30, 2004, and an adjustment to change the classification of certain jackpot reserve cash accounts from cash and cash equivalents to restricted cash totaling $15.6 million as of June 30, 2004.

The Company also determined that it should have presented the cash flows from discontinued operations within the respective operating, investing and financing activities in its statements of cash flows, rather than as one separate line item. The cash flow statements were also adjusted for the change in the classification of the jackpot reserve cash accounts to restricted cash.

The following is a reconciliation of income from continuing operations as previously reported, to the restated amounts, by the categories discussed above (in 000s):

	2004	2003
Income from continuing operations, as previously reported	$43,625	$37,162
Revenue recognition adjustments, net	(3,405)	(8,624)
Inventory adjustments, net	(441)	(420)
Other miscellaneous adjustments, net	(32)	(6)
Income from continuing operations, as restated	$39,747	$28,112

The restatement also resulted in a reduction of retained earnings as of June 30, 2002 of $1.5 million.

In connection with the restatement of our financial statements, deferred revenues and related deferred cost of sales as of June 30, 2005 were adjusted and total $31.3 million and $12.5 million, respectively. The Company expects a majority of such amounts to be recognized as revenue and cost of sales in fiscal year 2006.

Internal Control Over Financial Reporting

We have identified material weaknesses in our internal control over financial reporting which are described in Item 9A, Controls and Procedures. Each of these material weaknesses results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result, we have assessed that our internal control over financial reporting was not effective as of June 30, 2005.

We are in the process of developing and implementing measures to address these material weaknesses. The key issues identified by management during its assessment were the high level of turnover of certain of

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

our key finance and accounting personnel during fiscal 2005, our inability to timely replace departed key personnel and the misinterpretation by management of certain complex accounting and tax issues. We are making progress in the implementation of these measures however at present there can be no assurance as to when the implementation of these measures will be completed. Until such measures are implemented, we will continue to incur the expenses and management burdens associated with the additional resources required to prepare our consolidated financial statements.

We discuss the risks associated with the material weaknesses identified below under “—Risk Factors”.

Our Business

We are a worldwide leader in designing, manufacturing and distributing gaming machines, having marketed over 100,000 gaming machines during the past five years, and computerized monitoring systems for gaming facilities. We also own and operate the Rainbow Casino, a dockside casino in Vicksburg, Mississippi, which has approximately 12 table games and approximately 890 gaming devices.

We derive our revenues from the following four sources:

Gaming Equipment—Sale of gaming machines

Systems—Sales of computerized monitoring systems and related recurring hardware and software maintenance revenue

Gaming Operations—Operation of wide-area progressive systems and lease of gaming machines

Casino Operations—Operation of the Rainbow Casino

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include valuations utilized in asset impairment tests, acquisition accounting, revenue recognition, allowance for doubtful accounts, capitalized costs, inventory valuation and deferred tax reserves. These judgments are subject to an inherent degree of uncertainty. There can be no assurance that the actual results will not differ from our estimates. Additional information regarding our significant accounting policies is presented below.

Revenue recognition

Our Gaming Equipment and Systems revenue are recognized in accordance with the provisions of Statement of Position (“SOP”) No. 97-2 and are generally recognized when:

•       Persuasive evidence of an arrangement exists

•       Delivery has occurred

•       The vendors’ fee is fixed or determinable

•       Collectibility is probable

We sell gaming machines and our computerized monitoring systems either through normal credit terms of a 120 days or less, or may grant extended credit terms of up to five years. Revenue is recorded in

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

accordance with the terms of sale for contracts with payment terms of 24 months or less, or as cash is received for contracts with payment terms in excess of 24 months. Games placed with customers on a trial basis are not recognized as revenue until the trial period ends, the customer accepts the games and collectibility is probable.

We also sell gaming devices under arrangements in which there are multiple elements, as that term is defined in SOP No. 97-2. Contracts may contain multiple elements such as a combination of gaming devices, central site monitoring equipment, systems software, license fees and training. We allocate revenue to each element based upon its fair value as determined by “vendor specific objective evidence.” Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately. In addition, software license updates and product support services are measured by the renewal rate offered to the customer.

We recognize revenue when the product is delivered, or over the period in which the service is performed and we defer revenue for any undelivered elements. If we cannot objectively determine the fair value of any undelivered elements included in the arrangement, the revenues are deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered element.

The majority of our software license arrangements is non-perpetual and includes software license updates and product support which are recognized ratably over the term of the arrangement, typically one year. Software license updates provide customers with rights to unspecified software product upgrades, maintenance and patches released during the term of the support period. The majority of our customers purchase both software and hardware maintenance and product support when they purchase the systems. In addition, substantially all customers renew these maintenance agreements annually. Revenue from multi-year licensing arrangements are accounted for as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably over the billing coverage period, generally one year.

Our Gaming Operations earn recurring revenue that consists of the operation of wide-area progressive jackpot systems and revenues from gaming machines placed in casinos on a daily lease or rental basis. Revenue from these sources is recognized based on the contractual terms of the participation or rental agreements and is generally based on a share of money wagered, a share of the net winnings, or on a fixed daily rental rate basis.

In accordance with industry practice, we recognize gaming revenues in our casino operations as the net win from gaming machine operations, which is the difference between coins and currency deposited into the machines and payments to customers.

Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Cost elements included for work-in-process and finished goods consist of raw materials, freight, direct labor and manufacturing overhead. Given the size of the account balance, and the subjective nature of “market” values, management has determined that inventories represent critical accounting policies. Accordingly we regularly review inventory quantities and quality and record charges for both obsolete products and products that may have become impaired for a variety of reasons, including changes in technology, customer preferences and product demand. Additional valuation charges could result in the future as a result of these factors.

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

Property, plant and equipment and leased gaming equipment

Property, plant and equipment are stated at cost and depreciated over the estimated useful lives or lease terms, whichever is less, using the straight line method. Leased gaming equipment is stated at cost and depreciated over estimated useful lives ranging from two to four years to an estimated residual value.

Significant replacements and improvements are capitalized; while other maintenance and repairs are expensed. The cost and accumulated depreciation of assets retired or otherwise disposed of are eliminated from the accounts and any resulting gain or loss is credited or charged to income as appropriate.

Given the changes in technology, customer preferences and product demand, we regularly review and evaluate the recoverability of our investment in such assets, as well as the estimated useful lives used to depreciate these assets. There is the potential for acceleration of future depreciation, or even an asset write-down, if such factors were determined to have an adverse impact on our ability to realize our full investment in such assets.

Intangible assets, including goodwill

We review goodwill and other intangible assets for impairment annually and whenever events or circumstances indicate carrying value may not be recoverable or warrant a revision to the estimated remaining useful life in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, and SFAS No. 142, Goodwill and other Intangible Assets. Intangible assets primarily consist of acquisition-related software and trademarks, which are amortized over three to thirteen years, and goodwill which is not amortized. Some of the intangibles represent products that have been deployed such as SDG’s central-determination games and others that are just now being deployed such as MindPlay’s table game technology. The success or failure of such products and their ability to generate future cash flows will have a significant impact on the timing of amortization expense and/or write-downs in those future periods.

Impairment of Long-lived Assets

We review long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets are measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset, undiscounted and without interest. Such estimations involve significant judgments. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. For assets held for sale, the Company carries such assets at fair value less estimated costs to sell.

Jackpot Liabilities

We recognize a liability for jackpots not yet won and jackpot expense for the cost to fund jackpots in the future. Jackpots are payable in either equal installments over a 20-year period or immediately in the case of instant win progressive jackpots. Winners may elect to receive a single payment for the present value of a jackpot discount at applicable interest rates in lieu of annual installments.

Our jackpot liabilities totaled $13.0 million at June 30, 2005, including $4.8 million for the consolidated VIE’s, and totaled $12.1 million at June 30, 2004. Changes in our estimates and assumptions, including the number of jackpot winners who may elect single-payments in the future could impact our jackpot expense and jackpot liability.

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

Allowances For Doubtful Accounts

Allowances for doubtful accounts are maintained at levels determined by our management to adequately provide for collection losses. In determining estimated losses, management considers economic conditions, the activity in gaming markets, the financial condition of customers, changes in technology and other factors which management believes are relevant.

Capitalized Costs

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, internally generated software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established.

We incur significant regulatory approval costs for our products. Such costs are capitalized once technological feasibility has been established and are amortized generally over three years reflective of the estimated product life cycle. Product testing costs related to projects that are discontinued are expensed when such determination is made. Fees incurred for such regulatory approvals totaled approximately $8.9 million and $8.5 million for the fiscal years ended June 30, 2005 and 2004, respectively. Of these amounts incurred, during the fiscal years ended June 30, 2005 and 2004, we capitalized a total of $2.0 million and $4.8 million respectively that was directly attributable to products, and amortization expense for previously capitalized amounts totaled $0.9 million and $0.8 million respectively. During fiscal year 2005, we modified our capitalization policy, which previously had no minimum, to capitalize individual charges greater than $1,000.

Given the subjective nature of such capitalized costs, we have instituted a strict review process that includes a full review of the costs incurred and the nature and prospects of the related product. After costs are capitalized, they are monitored to ensure that they are earning revenues through product sales. Future write-offs are possible if such products do not produce adequate cash flows.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Taxes on income of our foreign subsidiaries are provided at the tax rates applicable to the tax jurisdictions in which they are located.

The recoverability of certain deferred tax assets is based in part on estimates of future income and the timing of temporary differences, and the failure to fully realize such deferred tax assets could result in a higher tax provision in future periods. Our net deferred tax assets totaled $45.8 million and $33.6 million at June 30, 2005 and 2004, respectively. Our accrued income taxes totaled $1.8 million at June 30, 2005 and $5.7 million at June 30, 2004.

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

Recently issued accounting pronouncements

In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires recognition of share-based compensation in the financial statements beginning with our fiscal quarter ended September 30, 2005. We will continue to compute compensation expense for stock options using the Black-Scholes valuation model, and will utilize the modified prospective method for adoption of SFAS 123R.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB No. 107”), to provide interpretive guidance on SFAS No. 123R valuation methods, assumptions used in valuation models, and the interaction of SFAS No. 123R with existing SEC guidance. SAB No. 107 also requires the classification of stock compensation expense in the same financial statement line as cash compensation, and will therefore impact our cost of gaming equipment and systems, casino operations (and related gross profits and margins), research and development costs, and selling, general and administrative expenses. We estimate that the expensing of stock options will reduce per net income for fiscal year 2006 by approximately $4.1 million (or $0.08 per share) for the unvested options outstanding as of June 30, 2005. This amount excludes the accelerated vesting of approximately 2.4 million options in June 2005 (see Note 1 to the consolidated financial statements).

See Note 1 to the consolidated financial statements, Description of Business and Summary of Significant Accounting Principles, for a description of other recently issued accounting pronouncements which are relevant to the Company but which we believe will not have a material impact on the Company.

Results Of Operations

Our results of operation include the accounts of Alliance Gaming Corporation, and its wholly-owned and partially-owned, controlled subsidiaries.

	Overall Consolidated Operating Results						Increase/(Decrease)
	2005	% Rev	2004	% Rev	2003	% Rev	05 vs. 04	04 vs. 03
	(dollars in millions, except earnings per share)
Revenues	$484.0	100%	$480.4	100%	$363.2	100%	1%	32%
Gross profit	221.6	46%	267.6	56%	197.3	54%	(17)%	36%
Operating income (loss)	(5.7)	(1)%	92.1	19%	71.7	20%	NM	28%
Income (loss) from continuing operations	$(20.3)	(4)%	$39.7	8%	$28.1	8%	NM	41%
Income (loss) from discontinued operations	(4.7)	(1)%	40.9	9%	(17.6)	(5)%	NM	332%
Net income (loss)	$(25.0)	(5)%	$80.6	17%	$10.5	3%	NM	668%

We report our revenue and income in two segments:

•       Bally Gaming and Systems (which includes Gaming Equipment, Systems and Gaming Operations)

•       Casino Operations

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

Bally Gaming and Systems revenue represents approximately 89.2%, 89.1% and 86.0% of total revenues for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. Casino Operations revenue represents approximately 10.8%, 10.9% and 14.0% of total revenue for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. Further descriptions of the fluctuations between fiscal year ends are discussed in depth under each respective segment disclosure below.

Bally Gaming and Systems

Through our Bally Gaming and Systems segment we are one of the leading providers of technology to the gaming industry. The gaming industry has been moving to games which use ticket-in ticket-out (“TITO”) technology over the last several years, thereby reducing coin handling costs and down time for games waiting on the casino floor. During fiscal year 2005, the sale of new gaming devices in the domestic market declined as a result of the rapid adoption of TITO capable games during the preceding years. In addition, during fiscal year 2005, there were fewer new casino openings and there were no new domestic markets that opened.

We believe that fiscal year 2006 will represent an opportunity for modest revenue growth for our Gaming Equipment and Gaming Operations divisions. Our expectation is based on our belief that the majority of casino operators will not return to their traditional buying patterns for replacement games during fiscal year 2006, the domestic market expansion opportunities remain uncertain and several of the international market opportunities that we are currently pursuing will likely not impact our financial results until fiscal year 2007 and beyond. In addition, the aftermath of Hurricane Katrina will negatively impact our wide-area and daily fee revenues throughout fiscal year 2006. However, we anticipate that the negative impact of Hurricane Katrina on our Gaming Equipment and Gaming Operations divisions may be offset by sales to properties as they reopen during fiscal year 2006 and beyond.

We believe that Systems revenues could increase in fiscal year 2006 as a result of casino operators continued focus on promotions and bonusing software as tools to enhance their player loyalty programs. In addition, we provide systems technology to several of the large multi-property casino operators that have made recent acquisitions or are currently developing new properties, and we anticipate such customers will deploy our systems technology solutions.

However, the wide number of new products that we are introducing, the uncertain market conditions and the changing competitive landscape make forecasting for fiscal year 2006 particularly difficult.

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

The summary financial results and operating statistics for Bally Gaming and Systems are as follows:

	Year Ended June 30,
							Increase/(Decrease)
	2005	% Rev	2004	% Rev	2003	% Rev	05 vs. 04	04 vs. 03
	(dollars in millions)
Revenues
Gaming Equipment	$203.7	47%	$226.4	53%	$175.9	56%	(10)%	29%
Systems	97.0	22%	122.6	29%	80.7	26%	(21)%	52%
Gaming Operations	131.3	31%	79.1	18%	55.6	18%	66%	42%
Total revenues	$432.0	100%	$428.1	100%	$312.2	100%	1%	37%
Gross margin
Gaming Equipment	$42.8	21%	$104.2	46%	$74.1	42%	(59)%	41%
Systems	76.0	78%	91.6	74%	63.9	79%	(17)%	43%
Gaming Operations	69.5	53%	39.4	50%	29.5	53%	76%	34%
Total gross margin	$188.3	44%	$235.2	55%	$167.5	54%	(20)%	40%
Selling, general and administrative	$126.3	29%	$99.2	23%	$71.5	23%	27%	39%
Restructuring charges	3.0	1%	—	—	—	—	—	—
Impairment charges	3.6	1%	—	—	—	—	—	—
Research and development costs	43.4	10%	36.6	9%	20.0	6%	19%	83%
Depreciation and amortization	15.9	4%	10.1	2%	6.5	2%	58%	55%
Operating income (loss)	$(3.9)	(1)%	$89.3	21%	$69.5	22%	(104)%	28%

	Year Ended June 30,
				Increase/(Decrease)
	2005	2004	2003	05 vs. 04	04 vs. 03
Operating Statistics:
New gaming devices sold	13,894	16,382	17,120	(15)%	(4)%
OEM units sold	2,987	2,413	1,513	24%	59%
New unit average selling price	$9,671	$9,441	$8,433	2%	12%
Gaming monitoring units installed base	276,000	279,000	240,000	(1)%	16%
Casino mgmt. systems installed base	225	219	194	3%	13%
Systems managed cashless games	128,000	83,000	28,000	54%	196%
End of period installed base:
Wide-area progressive	1,660	1,726	1,910	(4)%	(10)%
Daily-fee games	8,804	7,985	2,485	10%	221%
Centrally determined games	18,885	17,995	—	5%	—

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

Fiscal 2005 vs. Fiscal 2004

Total revenues increased $3.9 million or 1% in fiscal year 2005 compared to the prior fiscal year due to the following:

Gaming Equipment.   Gaming Equipment revenue decreased by $22.7 million or 10% primarily due to the decrease in domestic new unit sales to 10,805 units sold in fiscal year 2005 as compared to 14,367 units sold in the prior fiscal year. This decrease in total units sold reflects the general casino industry reduction in new unit purchases which followed the rapid pace of ticket-in ticket-out game replacements which occurred over the prior two years. In addition, the Company’s legacy video products did not perform as well as competitor products, which led to the Company’s decision to move to the new Alpha Game Engine. During 2005, there were very few new casino openings in the United States. The decrease in domestic new unit sales was partially offset by a 53% increase in international new unit sales from 2,015 in fiscal year 2004 to 3,089 in the current fiscal year as we expanded our marketing efforts outside the United States and a 2% increase in the new unit average selling price. We believe that foreign markets will likely expand in coming years, and will be an important source of revenues for us. We will continue to dedicate research and development to developing products for foreign markets.

Systems.   Systems revenue decreased $25.6 million or 21% primarily as a result of:

•       A decrease in new property installations in the current year. In the current year, new property installations represented approximately $20.0 million of systems revenue compared to $31.0 million in the prior fiscal year. The decrease in new property installations resulted from the above mentioned slowdown following the TITO system upgrades in the prior two years, and the reduced number of new casino openings during the current year.

•       A $1.7 million increase in deferral of revenue for contracts with non-perpetual licenses based on the accounting under SOP No. 97-2.

The decrease in new property installations was partially offset by an increase in recurring hardware and software maintenance revenue of 21% or $4.4 million to $25.1 million due to the larger base of installed units.

Gaming Operations.   Gaming Operations revenue increased 66% for fiscal year 2005 compared to fiscal year 2004 due to the following:

•       An increase in revenue of $40.1 million or 337% to $52.0 million from centrally determined linked games due to a full year of revenue compared to four months in the prior year due to the acquisition of SDG in March 2004.

•       An increase in the installed base of games and the benefits of certain Class II enhancements, such as the “One System,” for which we are generating additional daily fee revenue.

•       An increase in daily fee games placements of 10% and an increase in average revenue per day for both wide-area progressives and Monte Carlo daily fee games.

Gross margin declined to 44% primarily as a result of the write-off of obsolete inventory in the amount of $26.4 million and an increase in sales of Class II games, which traditionally have a lower sale margin when compared to traditional (or Class III) games and which is compensated by the recurring revenue stream they generate through license fee arrangements that have terms of three to five years. The inventory write-off was primarily a result of a substantial retooling of our product lines to the new Alpha platform and the decline in the current market conditions.

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

Selling, general and administrative expense increased 27% primarily as a result of the following:

•       The addition of Class II and central determination operations for a full year in fiscal year 2005.

•       An increase in legal expense of approximately $4.0 million resulting from higher patent and litigation costs.

•       An increase in the provision for doubtful accounts receivable of $2.9 million, which includes a charge for a large customer that declared bankruptcy during fiscal year 2005.

•       Severance charges of $3.0 million for reductions in the workforce both domestically and in our European operations.

We continued to make progress on reducing selling, general and administrative costs during the last half of the fiscal year 2005.

Research and development costs increased as a result of the increased investment in the development of the Alpha Engine System and related game content, and sustaining development of multiple existing game platforms and systems.

Depreciation and amortization expense increased as a result of the increase in acquisition-related intangible assets and the increased base of wide-area and daily fee games.

Fiscal 2004 vs. Fiscal 2003

Total revenues increased $115.9 million or 37% in fiscal year 2004 compared to the prior fiscal year due to the following:

Gaming Equipment.   Gaming Equipment revenue increased by $50.5 million or 29% primarily due to:

•       The acquisition of SDG in March 2004, which contributed an incremental $49.6 million.

•       Higher domestic new unit sales due to increased sales of TITO games and sales to several new casinos which opened during the year.

Systems.   Systems revenue increased by $41.9 million or 52% primarily as a result of:

•       Increased sales to multi-property operators resulting from displacements of competitor systems which occurred as certain casinos were acquired by larger multi-property operators.

•       Increased sales of software licenses for our TITO solution, as well as its bonusing and promotions software, caused by the casino industry focus on improved marketing and player retention programs and operating cost efficiencies achieved with TITO systems and games which reduces coin handling.

•       Recurring hardware and software maintenance revenue increased by 23% to $20.7 million for the fiscal year, resulting from the larger base of installed units, which now stands at approximately 276,000.

Gaming Operations.   Gaming Operations revenue increased 42% for fiscal year 2004 compared to the prior fiscal year due to an increase of 221% in the installed base of daily-fee games deployed, which increased to 7,985 units installed. This increase is primarily a result of the launch of the New York Lottery operations and the acquisition of SDG.

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

Gross Margin improved to 55% as a result of higher margin systems sales and gaming operations revenue, as a proportion of total sales.

Selling, general and administrative expenses increased 39% in fiscal year 2004 over 2003 primarily due to the acquisitions of SDG, MindPlay and Crown Gaming, LTD, as well as the launch of the New York Lottery resulting in increases in all operating expense categories except bad debt expense. In addition, selling, general and administrative expenses also increased as a result of higher legal costs related to the protection of our intellectual property rights and higher payroll and payroll related costs primarily in our customer service departments.

Research and development costs increased primarily as a result of increased headcount and reflect the additional costs incurred to expand our product offerings.

Depreciation and amortization increased as a result of increased capital expenditures and an increase in acquisition related intangible assets.

Casino Operations

Our Rainbow Casino is one of four casinos currently operating in the Vicksburg, Mississippi market. Our casino primarily draws customers from within a 75-mile radius, which includes Jackson, Mississippi. We believe that fiscal year 2006 will represent a year of modest revenue growth for our casino. While a number of properties located on the gulf coast sustained heavy damage, our casino was not damaged during the 2005 hurricanes season. Although it was temporarily closed, we reopened the property for business within four days of Hurricane Katrina once power was restored to the general area. While the play levels at our casino have generally increased following the reopening, we anticipate that the play level may return to a more typical level once the Gulf coast casinos reopen.

The summary of our financial results and operating statistics for our Casino Operation is as follows:

	Year Ended June 30,
							Increase/(Decrease)
	2005	% Rev	2004	% Rev	2003	% Rev	05 vs. 04	04 vs. 03
	(dollars in millions)
Revenue	$52.0	100%	$52.3	100%	$50.9	100%	—%	3%
Gross margin	33.3	64%	32.2	62%	29.7	58%	3%	8%
Selling, general and administrative	13.2	25%	12.5	24%	12.2	24%	6%	3%
Depreciation and amortization	3.3	6%	2.8	5%	2.2	4%	18%	28%
Operating income	$16.8	32%	$16.9	32%	$15.3	30%	(1)%	11%
Operating Statistics:
Average Number of Gaming Devices	890		930		930		(4)%	—
Average Number of Table Games	12		12		15		—	(20)%

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

Fiscal 2005 vs. Fiscal 2004

Rainbow Casino revenue was relatively flat in fiscal year 2005 compared to the prior year in a market that grew 3.9% for the year with the majority of the increase in the fourth quarter of fiscal year 2005 due to completion of capital improvement projects in the Vicksburg market.

Gross margin improved to 64% in fiscal year 2005 as a result of continued improvement in operating cost reductions and increases in slot and table wins per day per unit.

The overall selling, general and administrative expenses remained relatively stable year over year as a percentage of revenue. We plan on increasing these expenses marginally in fiscal year 2006 in order to attract players following Hurricane Katrina.

Depreciation and amortization expense increased $0.5 million resulting from additional capital expenditures relating to new game replacements.

Fiscal 2004 vs. Fiscal 2003

Rainbow Casino revenue increased by $1.4 million in fiscal year 2004 resulting primarily from the remodeling project completed in fiscal year 2003. The remodeling adversely effected revenues in 2003, and positively impacted the results in 2004 due to the additional amenities added to the property.

Gross margin improved to 62% in fiscal year 2004 as a result of increases in slot and table wins per day per unit.

The overall selling, general and administrative expenses remained relatively stable year over year as a percentage of revenue.

Depreciation and amortization expense increased 28% for the fiscal year 2004 period resulting from additional capital improvements made to the Rainbow Casino late in fiscal year 2003 relating to the remodeling project.

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

Parent company and other unallocated income (expense)

The summary financial results of Alliance Gaming Corporation, our parent entity, are as follows:

	Year Ended June 30,
							Increase/(Decrease)
	2005	% Rev	2004	% Rev	2003	% Rev	05 vs. 04	04 vs. 03
	(dollars in millions)
General and administrative	$17.2	4%	$12.7	3%	$10.9	3%	35%	16%
Depreciation and amortization	1.3	—	1.5	—	2.3	—	(13)%	(35)%
Total Parent company expense	$18.5	4%	$14.2	3%	$13.2	3%	30%	7%
Other income (expense):
Interest income	1.3	—	2.3	—	0.2	—	(43)%	1,050%
Interest expense	(18.2)	(4)%	(17.9)	(4)%	(25.6)	(7)%	1%	(30)%
Loss on extinguishment of debt	(0.6)	—	(12.3)	(2)%	—	—	(95)%	—
Other, net	0.6	—	(0.6)	—	0.4	—	(200)%	(250)%
Total other income (expense)	$(16.9)	(4)%	$(28.5)	(6)%	$(25.0)	(7)%	(41)%	14%
Income tax expense (benefit)	$(6.5)	(1)%	$21.5	4%	$16.5	4%	(130)%	30%
Minority interest	(4.2)	(1)%	(2.3)	—	(2.0)	—	82%	15%

Fiscal 2005 vs. Fiscal 2004

Our general and administrative expenses at the parent company increased $4.5 million, or 35% in the fiscal year 2005 primarily as a result of:

•       Increase in payroll and related expense during the fiscal year 2005, primarily due to restricted stock unit amortization totaling $2.1 million and a $0.6 million charge for severance benefits resulting from reorganization, offset by a decrease in salaries and wages of $1.0 million due to reduced corporate headcount and for certain personnel reassigned to the gaming equipment and systems segment.

•       Increase in legal fees of $1.3 million during the fiscal year 2005, relative to the ongoing SEC investigation and other related matters. We expect these higher costs to continue in fiscal year 2006.

•       Increase in professional fees of $1.4 million related to Sarbanes-Oxley compliance. We expect these additional costs to continue into fiscal year 2006.

•       Minority interest increased as a result of the consolidation of certain variable interest entities.

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

•  As a result of a refinancing completed during fiscal year 2004, we recorded a pre-tax charge in the quarter ended September 30, 2003 of $12.3 million. In December 2004, we amended our bank loan agreement, which resulted in a charge of $0.6 million which was classified as a loss on extinguishment of debt.

•  Interest expense for the current year totaled $18.2 million compared to $17.9 million in the prior year period due to higher interest rates on lower total debt outstanding. Virtually all of our debt is floating rate, therefore future interest expense will be impacted by future changes in the LIBOR which is the base rate for our interest payments.

Our effective income tax rate for continuing operations for fiscal year 2005 was approximately 24%. This rate reflects a Federal tax benefit computed using a rate of 35% offset by a tax charge for the estimated potential tax liability for the reorganization of our European distribution operations, as well as reserves applied to certain deferred tax assets. The effective rate for fiscal year 2006 is expected to be between 35% and 38%.

Fiscal 2004 vs. Fiscal 2003

General and administrative expenses increased in fiscal year 2004 compared to the prior fiscal year primarily as a result of:

•       Increase in general corporate legal costs resulting from the class action lawsuit and related matters.

•       Increase in general liability and director and officer insurance costs resulting from market conditions.

Total other expense increased as a result of the September 2003 refinancing of our credit facilities. The refinancing charge of $12.3 million was partially offset by decreases in our net interest expense as a result of the lower interest rates achieved in the refinancing.

Significant Items Effecting Comparability

Inventory and asset write-downs

We perform detailed inventory valuation procedures at least quarterly. This process includes examining the carrying values of new and used gaming devices, parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of our inventories, the current and projected sales levels for such products, the projected markets for such products both domestically and internationally, the costs required to sell the products including refurbishment costs and importation costs for international shipments, and the overall projected demand for products once the next generation of products are scheduled for release.

During fiscal year 2005 we faced declining demand for gaming devices based on our legacy platform, and therefore we continually assessed this particular portion of our inventory. In October 2004, we made the strategic decision to move to our new Alpha video platform, which was made commercially available in April 2005 in most markets.

The decision to move our gaming devices to the new video platform, the targeting of used equipment for non-domestic markets, and the consolidation of certain warehouses all led to accelerated disposals of legacy products. This process has required continual updating of estimates for the net realizable value of

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

inventories due to the subjectivity involved in projecting sales volumes, used game sales values, refurbishment costs, and customer demand in non-domestic jurisdictions. As a result of our ongoing analysis of inventory valuations, we have taken a series of inventory and related asset write-downs totaling $26.4 million during fiscal year 2005, which included a charge of $4.4 million in the fourth quarter. We continue to hold a significant number of used gaming devices, therefore there can be no assurances that further write-downs will not occur in subsequent periods.

Impairment charges

We entered into an agreement during fiscal year 2004 to provide a development loan to a Native American tribe to further their pursuit of developing a gaming facility. The amounts advanced under the terms of the loan totaled $1.5 million, and we are not obligated for any additional advances. In March 2005, the tribe received an adverse court ruling that we believe materially impairs the tribe’s ability to pay the loan, and we therefore recorded an impairment charge for the full amount of the loan.

During the March 2005 quarter, we performed a review of our intellectual property rights for various video games used on our then existing video platforms, which we refer to as our legacy platform. This review was triggered by the declining sales of the games using our legacy platform during fiscal year 2005. We evaluated the carrying value of certain intellectual property assets and determined that several were no longer recoverable and were therefore deemed to be impaired. The impairment charge totaled $1.3 million.

During the March 2005 quarter, we also evaluated the useful lives and salvage values for our leased gaming equipment. Based on recent historical data indicating a shortening of the average length such games were deployed, we decided to reduce the depreciable life for certain video products to two years. The change in the useful life resulted in an impairment charge of $0.8 million to write-off the undepreciated portion of the game values (down to salvage value) for games at the end of their two-year life.

Refinancing and loan amendment charges

During fiscal year 2005, we amended our bank loan agreement. The fee incurred for the amendment totaled approximately $1.0 million, and resulted in a charge of $0.6 million to write off a portion of the previously capitalized fees.

During fiscal year 2004, we initiated a tender offer for all of our outstanding 10% Senior Subordinated Notes due 2007, which we refer to as our senior subordinated notes, at a price of 103.33% plus a .25% tender premium. The offer was completed on September 16, 2003. As a result, we recorded a pre-tax charge in the September 2003 quarter of $12.3 million, which included a $5.0 million charge of the early extinguishment of the senior subordinated notes, $7.0 million for the write off of deferred financing costs, and $0.3 million in fees and expenses.

Severance charges

During fiscal year 2005, we undertook an extensive review of our operations and reduced our workforce during the September 2004 quarter and the March 2005 quarter. As a result of these reductions in force, we incurred severance charges totaling $3.6 million for the fiscal year 2005.

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

Discontinued Operations

As previously discussed, we sold our Nevada route operations, the Rail City Casino and Bally Wulff during fiscal year 2004.

On June 30, 2004, we completed the sale of United Coin to Century Gaming, Inc. and received approximately $100 million in cash and the assumption by Century Gaming of approximately $5 million in debt. Additionally, Century Gaming has agreed to acquire a certain number of gaming devices from our Bally Gaming and Systems business unit over a five-year period. United Coin revenue totaled $220.9 million and $202.4 million for the years ended June 30, 2004, and 2003, respectively. For the same periods, operating income totaled $22.5 million and $7.0 million respectively. In fiscal year 2004, we reported a gain on the sale before income taxes of $15.3 million, or $9.1 million after tax. During fiscal year 2005, the gain on sale was adjusted for charges incurred for an adverse outcome in a patent infringement case and the resolution of certain sale related liabilities, the sum of which totaled $6.3 million net of tax, which is included in the discontinued operations section of the statement of operations for the fiscal year ended June 30, 2005.

The sale of the Rail City Casino to the Sands Regent was completed on May 3, 2004. Total consideration was $37.9 million in cash. Rail City revenue totaled $19.2 million and $21.2 million for the years ended June 30, 2004 and 2003, respectively. For the same periods, operating income totaled $5.4 million and $5.0 million respectively. We reported a gain on the sale before income taxes of $23.1 million, or $14.3 million after tax.

On July 18, 2003, we sold Bally Wulff wall machine and amusement game business unit to a third party equity investor for $16.5 million in cash and recorded a loss on sale totaling $25.4 million. Bally Wulff reported an operating loss of $40.6 million on revenues of $60.2 million for fiscal year 2003.

The Louisiana route operations were sold in October 2004 and had revenues totaling $17.0 million and $14.9 million for the years ended June 30, 2004 and 2003, respectively. For the same period, operating income totaled $2.8 million and $2.0 million respectively. We recorded a gain on the sale of $1.3 million or $0.8 million after taxes in fiscal year 2005, which is included in the discontinued operations section of the statement of operations for the fiscal year ended June 30, 2005.

Recent Developments

In late August 2005, a devastating hurricane hit the gulf coast of Mississippi and Louisiana causing substantial damage to the Gulfport and Biloxi, Mississippi area, as well as New Orleans, Louisiana. In September 2005, Louisiana was again impacted by a severe hurricane that caused additional flooding in New Orleans as well as other locations in Louisiana.

We earn revenue in both Louisiana and Mississippi from machine rentals and participations in various casinos that were damaged by the hurricanes. In some instances, the machines have been damaged or destroyed; in other cases, the machines are undamaged, but the casinos are currently closed.

We carry both property and business interruption insurance which will serve to offset some of the losses indicated above. At this time we are actively working with our insurance providers to assess losses and associated recoveries, but anticipate the full claim cycle will cover an extended period of time. Therefore, we cannot reasonably estimate the net proceeds to be recovered in connection with these losses.

Initial indications are that the casinos in the Biloxi and Gulfport areas will need to be rebuilt and will not open for a protracted period of time. Some casinos may decide not to rebuild. Casinos in New Orleans may need major reconstruction and, given the devastation in the area, may be closed for months. Casinos

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

outside of these areas may also need some restoration, but others have reopened for business, although their business may be at lower than historical levels.

For the September 2005 quarter, the impact on our Gaming Operations division as a result of the hurricane is estimated to be less than $0.02 per diluted share. Revenue was negatively impacted by approximately $1.4 million related to games scheduled to be sold to customers in the affected area, with an associated gross margin of $0.9 million. Our balance sheet exposure for accounts receivable and net book value of games placed in affected casinos is approximately $1.9 million.

Management believes that the impact of the hurricane will continue throughout fiscal year 2006. At this time we estimate the total impact to revenue and gross margin will be $9.8 million and $4.9 million, respectively, for fiscal year 2006 period.

Financial Condition

Liquidity

As of June 30, 2005, we had $33.2 million in cash and cash equivalents. In addition, we had net working capital of approximately $129.3 million, a decrease of approximately $133.6 million from June 30, 2004, which is explained in “—Working Capital” below. Consolidated cash and cash equivalents at June 30, 2005 includes approximately $2.7 million of cash utilized in our Casino Operations that is held in vaults, cages or change banks. Additionally, pursuant to various state gaming regulations, certain cash accounts totaling approximately $13.4 million as of June 30, 2005, are maintained to ensure availability of funds to pay wide-area progressive jackpot awards which are classified as restricted cash on the consolidated balance sheets. In addition, we purchase U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive annual or weekly installment payments. These securities are included in restricted long-term investments in the accompanying consolidated balance sheets, and totaled $10.1 million and $2.5 million as of June 30, 2005 and 2004, respectively.

On September 5, 2003, we completed a refinancing transaction whereby we entered into a new $275.0 million term loan and a $125.0 million revolving credit facility. We used the proceeds from the refinancing transaction to (1) repay an aggregate of approximately $188.0 million outstanding under our existing term loan, (2) repurchase the $150 million aggregate amount of our senior subordinated notes, and (3) pay $5.0 million in transaction fees and expenses. The fees and expenses were capitalized and are being amortized on the straight-line basis over the remaining term of the loan. The term loan has a 1% per year mandatory principal amortization after the first year, and a six-year maturity. The revolving credit facility commitment decreases ratably over its five-year term to a 60% balloon.

In December 2003, we increased the term loan by $75.0 million to a total of $350.0 million. We used the proceeds primarily to fund the acquisition of SDG. As a result of the increase, we incurred an additional $1.6 million in debt issuance costs, which amount has been capitalized and is amortized on the straight-line basis over the remaining term of the term loan.

The sale of our Rail City Casino was completed in May 2004, and the sale of United Coin was completed in June 2004. The bank loan agreement governing the term loan and the revolving credit facility required that we use approximately 50% of the net proceeds from the disposition of these assets to reduce the term loan and revolving credit facility principal balances on a pro rata basis. As a result, in August, 2004, we made a payment to permanently reduce the term loan by $31.6 million, and paid down the revolving credit facility from $70.0 million to zero.

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

In December 2004, we amended our bank loan agreement. The amendment provides for (1) an increase in the maximum allowable leverage ratio under the bank loan agreement to a minimum of 4.75 times at June 30, 2005, which declines thereafter, (2) a reduction in the revolving credit facility commitment to $75.0 million and (3) an increase in the term loan interest rate to LIBOR plus 3.00%, which can be adjusted to be LIBOR plus 3.75% based on certain credit rating and leverage ratio criteria. We incurred a fee of approximately $1.0 million in connection with the amendment. As of June 30, 2005, we had $314.9 million outstanding under our term loan accruing interest at a rate of 6.77%, and zero outstanding under the revolving credit facility.

As a result of the additional time required to complete the year end closing process we failed to deliver to our lenders our 2005 audited financial statements and the unaudited interim financial statements for the fiscal quarter ended September 30, 2005 in a timely manner, and therefore were not in compliance with certain of our debt covenants under the bank loan agreement. Pursuant to an agreement with the lenders, we can cure the default by delivering the financial statements to the lenders by December 31, 2005. Immediately upon the filing of this Annual Report on Form 10-K we intend to deliver to the lenders our 2005 audited financial statements and the unaudited interim financial statements for the fiscal quarter ended September 30, 2005 which we believe will cure the default. During the default period through the date of the filing of this Annual Report on Form 10-K, we incurred default interest of approximately $0.7 million. See “Risk Factors” below for a discussion of the risks associated with our non-compliance with certain of our debt covenants under the bank loan agreement.

We are in compliance with our financial covenants under the bank loan agreement, which consist of a leverage ratio, a fixed charges coverage ratio, and a minimum EBITDA (as that term is defined in the bank loan agreement) ratio. The leverage ratio is computed as total average debt outstanding during the quarter divided by the trailing 12 months EBITDA excluding certain cash and non-cash charges, and is further adjusted to remove EBITDA from discontinued operations at the time those operations are sold. The Company’s leverage ratio as of June 30, 2005 was 4.6 times versus the covenant maximum of 4.75 times.

Cash flows from operating activities are derived primarily from the cash receipts from the sale of goods and services, the operation of wide-area progressive systems, lease payments, and monthly cash receipts from maintenance agreements for our casino systems customers. In addition, we generate cash through our casino operations. We utilize our cash to acquire materials for the manufacture of goods for resale or lease, payroll, and all other selling, general and administrative expenses.

Management believes that cash flows from current operating activities and the availability under the revolving credit facility will provide us with sufficient capital resources and liquidity. Although the leverage ratio limited our availability under the revolving credit facility at June 30, 2005, access to the revolving credit facility in the future will depend on our ability to generate adequate levels of EBITDA, as described above. At June 30, 2005, we had no material commitments for capital expenditures.

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

Working Capital

The following table presents the components of consolidated working capital at June 30, 2005 and 2004 (dollars in 000s):

	2005	2004	Change	% Change
Cash and cash equivalents	$33,170	$154,258	$(121,088)	(78)%
Restricted cash	13,421	15,590	(2,169)	(14)%
Accounts and notes receivable, net	99,430	128,317	(28,887)	(23)%
Inventories	62,920	63,280	(360)	(1)%
Deferred tax assets, net	29,192	19,602	9,590	49%
Other current assets	27,439	28,955	(1,516)	(5)%
Assets of discontinued operations held for sale	—	4,442	(4,442)	(100)%
Total current assets	265,572	414,444	(148,872)	(36)%
Accounts payable	36,807	37,515	(708)	(2)%
Accrued liabilities	43,239	48,415	(5,176)	(10)%
Jackpot liabilities	13,025	12,075	950	8%
Deferred revenue	31,293	37,635	(6,342)	(17)%
Taxes payable	1,752	5,718	(3,966)	(69)%
Current maturities of long-term debt	10,163	5,866	4,297	73%
Liabilities of discontinued operations held for sale	—	4,337	(4,337)	(100)%
Total current liabilities	136,279	151,561	(15,282)	(10)%
Net working capital	$129,293	$262,883	$(133,590)	(51)%

For the year ended June 30, 2005, our net working capital, declined $133.6 million. The $121.1 million decrease in cash and cash equivalents was most significantly impacted by our use of $101.6 million in proceeds from the sale of United Coin and Rail City to pay down the term loan and revolving credit facility in accordance with the bank loan agreement, as discussed above, as well as cash used to deploy wide-area and daily-fee gaming devices.

The decrease in working capital was also affected by:

•       A net decrease in accounts and notes receivable relating to the early payments by certain significant customers, as well as our lower revenue levels in the second half of fiscal year 2005, which were caused by the transition to the new Alpha Game Engine, and a reduction in purchases by casinos following the TITO placements over the preceding two years.

•       A net decrease in inventory, which resulted from inventory obsolescence (non-cash) charges of $26.4 million. Excluding such charges, inventory increased $11.7 million during fiscal year 2005 due to the build up of inventory related to our new products being introduced.

•       A decrease in other assets, primarily as a result of: (i) a $1.4 million decrease in deferred costs directly related to deferred revenues discussed below, (ii) a decrease in refundable deposits of $1.7 million and (iii) a decrease in prepaid insurance and royalties, all of which were offset by a $2.2 million increase in trial games.

•       A decrease in accrued liabilities, primarily as a result of: (i) a $6.4 million decrease in deferred revenue of related to transactions involving the delivery of games and systems not meeting the

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

revenue recognition requirements of SOP No. 97-2 in fiscal 2004 that were subsequently recognized in fiscal 2005, (ii) a decrease of approximately $4.0 million in divesture related accruals for the sale of United Coin, (iii) a $3.9 million decrease in payroll and payroll related accruals, and (iv) a $2.0 million decrease in royalty accrual due to lower sales, all of which were partially offset by a $7.4 million increase in patent litigation accruals.

Cash Flow

During the year ended June 30, 2005, cash flows provided by operating activities of continuing operations totaled $52.1 million as a result of:

•       A reported net loss of $(25.0) million, which includes certain non-cash inventory and asset impairment charges totaling $30.0 million, primarily resulting from the writedown of certain legacy products to net realizable value due primarily to the introduction of the Alpha Game Engine.

•       An increase in inventory of $11.7 million, primarily resulting from the build up of inventory related to our new products being introduced.

•       A decrease in accounts and notes receivables of $33.1 million, primarily resulting from a decrease in fourth quarter sales of $31 million from fiscal 2004 to 2005, that was primarily related to the strategic shift to our new Alpha Game Engine sales of which began late in the June 2005 quarters.

•       A decrease in accounts payable, accrued liabilities, and jackpot liabilities of $21.5 million, due primarily to timing of payments to vendors and lower levels of purchases due to the lower fourth quarter sales levels discussed above.

During the year ended June 30, 2005, cash flows used in investing activities of continuing operations totaled $65.1 million as a result of:

•       Capital expenditures of $12.4 million.

•       Costs incurred to deploy additional leased gaming devices totaling $40.6 million.

•       Additions to other long-term assets of $2.2 million.

•       SDG earn out buyout of $12.0 million, described in Note 4 of the consolidated financial statements, Business Combinations.

During the year ended June 30, 2005, cash used in financing activities of continuing operations totaled $108.1 million as a result of:

•       Our pay down of the term loan and revolving credit facility of $101.6 million discussed above.

•       Principal payments on other long term debt totaling $6.3 million.

•       Cash provided from exercise of stock options of $1.1 million.

•       $1.0 million in cash used to pay the fees and expenses related to the amendment of the bank loan agreement amendment discussed above.

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

Contractual Commitments

We are committed to make future payments pursuant to various contracts and agreements. A summary of those contractual obligations existing as of June 30, 2005, is as follows (in $000s):

	2006	2007	2008	2009	2010	Total
Debt:
Term loan facility(a)	$3,500	$3,500	$3,500	$3,500	$300,882	$314,882
Revolving credit facility(b)	—	—	—	—	—	—
Subordinated debt(c)	2,800	2,800	2,800	2,800	2,800	14,000
Other debt	3,863	372	2,000	—	—	6,235
Estimated interest payments(d)	22,344	21,773	21,267	20,772	20,559	106,715
	32,507	28,445	29,567	27,072	324,241	441,832
Other commitments:
Net minimum rentals	2,641	2,278	1,512	1,114	407	7,952
MindPlay earn-out(e)	—	—	—	—	—	—
Purchase commitments(f)	—	—	—	—	—	—
Employment agreements(g)	980	980	245	—	—	2,205
Kirkland consulting agreement(h)	600	600	300	—	—	1,500
Total commitments	$36,728	$32,303	$31,624	$28,186	$324,648	$453,489

(a)           The term loan facility requires principal payments of $3.5 million per year with the balance due in 2010.

(b)          There are currently no amounts outstanding on the $75.0 million revolving credit facility.

(c)           In December 2004, we agreed to terminate the SDG earn out for $40.0 million, of which $12.0 million was paid in cash and $28.0 million in the form of an unsecured promissory note. In June 2005, $14.0 million of the principal balance of the unsecured promissory note was extinguished through the issuance of approximately 1.0 million shares of common stock.  The remaining $14.0 million outstanding as of June 30, 2005 is payable over the subsequent five years.

(d)          Our debt is virtually all variable rate (tied to LIBOR); therefore, we computed the estimated future interest payments for our total debt outstanding based on the average interest rate in effect as of June 30, 2005 of 6.77%.

(e)           Pursuant to the MindPlay purchase agreement, we are obligated to make certain contingent earn-out payments to the former principals of MindPlay, amounts that cannot currently be estimated.

(f)             Except in certain rare instances, Bally Gaming and Systems is not required by its suppliers to enter into quarterly commitments for products.

(g)           We have employment agreements with most of our employees with positions of Vice President or above. These agreements generally provide for an initial rate of pay and the terms of the severance benefits generally range from three to twelve months salary continuation with similar non-compete periods. Almost all such agreements contain language that the employee is still an “at will” employee, and as such can be terminated at anytime subject to the individual termination provisions. The only multi-year arrangement is with Richard Haddrill, our CEO effective October 1, 2004, which covers a three-year term, with a base salary of $980,000. Only Mr. Haddrill’s compensation is reflected in the table above.

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

(h)          Pursuant to an Advisory Agreement with Kirkland Investment Corporation (100% owned by Joel Kirschbaum who is a director of Alliance, and therefore treated as a related-party) dated July 1, 2004, we agreed to pay Kirkland $600,000 annually for a period of 3.5 years for consulting services.

Our long-term debt is virtually all floating rate and therefore future interest payments will be impacted by future LIBOR rate changes as well as the balance of debt outstanding in those future periods. Interest payments for fiscal year 2005 totaled $17.5 million.

The payment obligations in the above table are based on the contractually scheduled due dates. The only payment acceleration that could be demanded of us would generally be in the event of a default under the bank credit agreement that was not cured within the provisions set forth in that agreement.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Risk Factors

Investing in our common stock involves risks. Prospective investors in our common stock should carefully consider, among other things, the following factors and other information contained in this document, including our financial statements and the notes to those statements, prior to making an investment decision. We have identified the following important factors that could cause actual results to differ materially from those projected in any forward-looking statements we may make from time to time.

The gaming industry is intensely competitive. We face competition from a number of companies, some of which have greater resources, and if we are unable to compete effectively, our business could be negatively impacted.

Bally Gaming and Systems

Competition among gaming machine manufacturers is based on, among other things, competitive customer pricing and financing terms, appeal to the player, product quality and having an extensive distribution and sales network. There are a number of established, well-financed and well-known companies producing machines that compete with each Bally Gaming and Systems product line in each of the Bally Gaming and Systems markets. While there are a number of competitors in the field, a single competitor, IGT, dominates the domestic market for gaming machines. In addition, certain technology-oriented companies recently entered or may soon enter the gaming machine market. Certain of these competitors have access to greater capital resources than we do, and as a result, may be better positioned to compete in the marketplace.

The casino enterprise systems market is crowded, with IGT, Aristocrat, Acres Gaming, Inc., MIS and, to a lesser extent, Konami and Mikohn Gaming Corporation, comprising the competition. The competition is intense due to the number of providers, as well as the limited number of casinos and jurisdictions in which they operate. Pricing, product feature and function, accuracy and reliability are all main factors in determining a provider’s success in selling its system.

Casino Operations

The principal competitive factors in the casino operations industry include the quality and location of the facility, the nature and quality of the amenities and customer services offered, and the implementation

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

and success of marketing programs. Our Rainbow Casino in Vicksburg, Mississippi faces intense direct competition from other gaming facilities serving the Vicksburg market. As the overall size of the potential customer base is limited, competition from casinos in nearby locations may further dilute the market from which Vicksburg casinos draw most of their patrons. Moreover, additional potential gaming sites remain in and around Vicksburg. Some of these sites may be closer to larger population centers and, if developed, may enjoy a competitive advantage over our casino.

Our success in the gaming industry depends in large part on our ability to develop innovative products and systems; if we fail to keep pace with rapid change in product design, manufacturing and marketing strategies our business could be negatively impacted.

Our revenues depend on the earning power and life span of our games. Newer games tend to have a shorter life than more traditional games, and as a result, we face pressure to design and deploy successful games to maintain our revenue stream and to remain competitive. Our future success depends to a large extent upon our ability to continue to design, manufacture and market technologically sophisticated and entertaining products that achieve high levels of player acceptance. However, our ability to develop new and innovative products could be adversely affected by:

•       a decline in the popularity of our gaming products with players,

•       a lack of success in developing new products, services or systems,

•       an inability to roll out new games, services or systems on schedule as a result of delays in connection with regulatory product approval in the applicable jurisdictions, or otherwise,

•       an increase in the popularity of competitors’ games, and

•       a negative change in the trend of consumer acceptance of our newest systems innovations including our Alpha Game Engine and our MindPlay System.

The competitive contract terms required in non-traditional gaming markets may affect our future revenues.

Management believes that customer leasing and financing terms have become increasingly important competitive factors for the company in non-traditional markets such as Class II and other Native American jurisdictions. We sometimes are required to grant extended payment terms on gaming machines, systems and other gaming equipment to gain entry into a developing market that we would not otherwise extend. While the product normally collateralizes these financings, in an event of default, the resale value of the collateral may be considerably less than the amount financed. Accordingly, we have greater exposure to fluctuations in the financial condition of our customers in emerging markets than has historically been the case in the established markets.

The unpredictable growth of non-traditional gaming markets may affect our business and prospects.

The continued growth of non-traditional gaming markets for electronic gaming machines, systems and other gaming equipment depends heavily on the public’s acceptance of gaming in these markets, as well as the ongoing development of the regulatory approval process by national and local governmental authorities. A portion of our growth is directly tied to our ability to access these new markets. We cannot predict which new jurisdictions or markets, if any, will approve the operation of electronic gaming machines, the timing of any such approval, the public’s acceptance of our gaming machines in these markets or our market share or profitability in these markets.

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

We may not be able to attract or retain the management or employees necessary to remain competitive in our industry.

The competition for qualified personnel in the gaming industry is intense. Our future success depends on the retention and continued contributions of our key management, finance, marketing, and staff personnel, many of whom would be difficult or impossible to replace. Our success is also tied to our ability to recruit additional key personnel in the future. We cannot assure you that we will be able to retain our current personnel or recruit any additional key personnel required. In addition, we do not have employment agreements with many members of our senior management. The loss of services of any of our personnel could have a material adverse effect on our business, financial condition, results of operations and prospects.

The gaming industry is heavily regulated and changes in regulation by gaming authorities may adversely impact our ability to operate the business.

The manufacture and distribution of gaming machines and the conduct of gaming operations are subject to extensive federal, state, local and foreign regulation by various gaming authorities. Our ability to continue to operate in certain jurisdictions could be adversely affected by:

•       unfavorable public referendums,

•       unfavorable legislation affecting or directed at manufacturers or gaming operators, such as referendums to increase taxes on gaming revenues,

•       adverse changes in or finding of non-compliance with applicable governmental gaming regulations,

•       delays in approvals from regulatory agencies,

•       a limitation, conditioning, suspension or revocation of any of our gaming licenses, and

•       unfavorable determinations or challenges of suitability by gaming regulatory authorities with respect to our officers, directors, major stockholders or key personnel.

Although the laws, rules and regulations of the various jurisdictions in which we operate vary in their technical requirements, virtually each jurisdiction requires licenses, permits, qualification documentation, including evidence of integrity and financial stability, and other forms of approval to engage in gaming operations or the manufacture and distribution of gaming machines. Our officers, directors, major stockholders and key personnel are also subject to significant regulatory scrutiny. In the event that gaming or governmental authorities determine that any person is unsuitable to act in such capacity with respect to the company, we could be required to terminate our relationship with such person. To our knowledge, the Company and our key personnel have obtained, or applied for, all government licenses, registrations, findings of suitability, permits and approvals necessary to conduct their respective activities in the various jurisdictions that we operate. However, there can be no assurance those licenses, registrations, findings of suitability, permits or approvals will be renewed in the future, or that new forms of approval necessary to operate in emerging or existing markets will be given.

Gaming operators are subject to additional taxes and fees that could change at any time.

The gaming industry is typically subject to significant taxation and fee assessment in addition to those corporate and state income taxes generally assessed on business operations. These additional taxes and fees are subject to increase at any time, and may be materially increased either prospectively or

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

retroactively. There can be no assurance as to future changes in taxation and fee assessment on the gaming industry. Any material increase could adversely affect our ability to operate our business.

Our intellectual property protections may be insufficient to properly safeguard our technology; expenses incurred with respect to protecting and defending intellectual property rights could adversely affect our business.

The gaming industry is constantly employing new technologies in both new and existing markets. We rely on a combination of patent and other technical security measures to protect our products, and continue to file for patents protecting such technologies. Notwithstanding these safeguards, our competitors may still be able to obtain our technology or to imitate our products. Furthermore, others may independently develop products similar or superior to ours.

Competitors and other third parties may infringe on our intellectual property rights, or may allege that we have infringed on their intellectual property rights. We may incur significant litigation expenses protecting our intellectual property or defending our use of intellectual property, reducing our ability to fund product initiatives. These expenses could have an adverse effect on our future cash flow and results of operations. We are currently subject to litigation regarding patent infringement which, if resolved adverse to the Company, could have material impact on our business. Litigation can also divert management focus from running the day-to-day operations of the business. There can be no assurances that certain of our products, including those with currently pending patent applications, will not be determined to have infringed upon an existing third party patent.

We are currently subject to securities and derivative litigation, the unfavorable outcome of which might have a material adverse effect on our business.

A number of federal class action lawsuits and state derivative lawsuits have been filed against us, including certain of our current and former officers, alleging violations of securities laws. We strongly believe that these lawsuits are without merit and are vigorously defending them and have notified our applicable insurers. We cannot, however, determine with certainty the outcome or resolution of these claims or the timing of their ultimate resolution. In addition to the expense and burden incurred in defending these lawsuits and any damages that we may suffer, our management’s efforts and attention may be diverted from the ordinary business operations in order to address these claims. If the final resolution of any of these lawsuits is unfavorable to us, our financial condition, results of operations, cash flows and liquidity might be materially adversely affected if our existing insurance coverage is unavailable or inadequate to resolve the matter.

The restatement may subject us to actions or additional litigation which could have an adverse effect on our business, results of operations, financial condition and liquidity.

We have restated our previously issued audited financial statements as of June 30, 2004, and for the fiscal years ended June 30, 2004 and 2003 and other related financial information for the fiscal years ended June 30, 2004, 2003 and 2002 and the unaudited information for the fiscal quarters ended June 30, 2004, September 30, 2004 and 2003, December 31, 2004 and 2003, and March 31, 2005 and 2004. The restatement may result in additional scrutiny in our ongoing SEC investigation or to new regulatory actions or civil litigation which could require us to pay fines or other penalties or damages and could have an adverse effect on our business, results of operations, financial condition and liquidity. The restatement may also result in negative publicity and we may lose or fail to attract and retain key customers, employees and management personnel as a result of these matters.

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

In some jurisdictions, audited financial statements must be filed with the gaming regulatory authorities. The late filing of this Annual Report on Form 10-K could generate inquiries from regulators, including possible disciplinary action. However, the Company has been keeping regulators informed of the situation and has received no indication that any disciplinary action will be filed in any jurisdiction.

Ongoing SEC investigations could adversely affect us.

The SEC had been conducting an informal inquiry into certain matters surrounding the allegations relating to the securities class action litigation and our methods of revenue recognition. On August 18, 2005, the SEC issued a formal order of investigation with respect to these matters. In accordance with its normal practice, the SEC has not advised us when its investigation may be concluded, and we are unable to predict the outcome of this investigation. While we are cooperating fully with the investigation, adverse developments in connection with the investigation, including any expansion of the scope of the investigation, could negatively impact us and could divert the efforts and attention of our management team from our ordinary business operations. In connection with any SEC investigation, it is possible that we will be required to, among other things, pay fines, consent to injunctions on future conduct, further restate our financial statements or suffer other penalties, any of which could have a material adverse effect on our business.

We have material weaknesses in our internal controls over financial reporting, which could adversely affect our ability to report our financial condition, results of operations and cash flows accurately.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment of our internal control over financial reporting. In performing our assessment management identified material weaknesses in our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of June 30, 2005. For a detailed description of these material weaknesses, see Item 9A, Controls and Procedures.

Material weaknesses in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information. We have taken and will continue to take certain measures to strengthen our internal controls, as set forth under Item 9A, Controls and Procedures. However, additional work remains to be done to address the identified material weaknesses. If we are unsuccessful in implementing or following our remediation initiatives plan, or fail to update our internal controls as our business evolves, or to integrate acquired businesses into our controls system, we may not be able to report accurately our financial condition, results of operations or cash flows or maintain effective disclosure controls and procedures. If we are unable to report financial information accurately or maintain effective disclosure controls and procedures, we could be subject to, among other things, an additional SEC enforcement action, additional securities litigation and a general loss of investor confidence, any one of which by itself could adversely affect our business and prospects.

We face increased costs and have extensive work remaining to remedy the material weaknesses in our internal control over financial reporting.

We have extensive work remaining to remedy the identified material weaknesses in our internal control over financial reporting. This work has extended into the 2006 fiscal year and will continue until we are able to remediate the material weaknesses we have identified. These matters have required, and will continue to require, a significant amount of management time and a significant commitment of external resources. The costs of these efforts are substantial and could have a material adverse impact on the Company’s financial performance. We expect that they will continue to do so in future periods.

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

Certain consequences of our reporting situation under the federal securities laws may adversely affect our financial condition and results of operations, including our ability to raise capital.

Our failure to meet the reporting requirements of the federal securities laws affects our ability to access the capital markets. We are restricted in our ability to make any registered offering of securities until we can present unaudited interim financial statements for the September 2005 quarter. We are also ineligible to use “short-form” registration that allows us to incorporate by reference our Form 10-K, Form 10-Q and other SEC reports into our registration statements, or shelf registration until we have filed all of our periodic reports in a timely manner for a period of twelve months.

We are also ineligible to use Form S-8 until we have prepared and filed all of our delinquent periodic reports. We use Form S-8 to register grants of equity compensation to our employees, including grants in the form of options and restricted stock. The unavailability of Form S-8 reduces our flexibility in granting options and restricted stock to our employees.

In addition, the NYSE has broad power to commence delisting proceedings for violations of its rules and may do so at any time. Because we are late in making our SEC filings, the NYSE could commence delisting proceedings against the Company; however, they have not indicated an intention to do so.

Consumer spending on leisure activities is affected by changes in the economy and consumer tastes, as well as other factors that are difficult to predict and beyond our control.

We cannot assure you that demand for our products or services will remain constant. Consumers’ willingness to spend money on leisure activities such as gaming is affected by changes in the economy and consumer tastes, both of which are both difficult to predict and beyond our control. Continued adverse developments affecting economies throughout the world, including a general tightening of the availability of credit, increasing interest rates, increasing energy costs, acts of war or terrorism, natural disasters, declining consumer confidence or significant declines in the stock market could lead to a further reduction in discretionary spending on leisure activities adversely affecting our business.

International operations, unfavorable political developments, weak foreign economies and other foreign risks may negatively impact our financial condition and results of operations.

Our business is dependent on international markets as a portion of our revenues. As of June 30, 2005, Bally Gaming and Systems had $16.8 million of receivables, or 18% of our total receivables, from customers in foreign countries. We expect that receivables with respect to foreign sales will continue to account for a portion of our total revenues. As a result, our business in these markets is subject to a variety of risks, including:

•       recessions in foreign economies;

•       the adoption and expansion of trade restrictions;

•       expropriation, nationalization and limitation on repatriation of earnings;

•       currency exchange fluctuations;

•       reduced protection of intellectual property rights in some countries;

•       longer receivables collection periods and greater difficulty in collecting accounts receivable;

•       difficulties in managing foreign operations;

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

•       social, political and economic instability;

•       unexpected changes in regulatory requirements;

•       acts of war and terrorism;

•       ability to finance foreign operations;

•       changes in consumer tastes and trends;

•       tariffs and other trade barriers;

•       acts of war or terrorism; and

•       U.S. government requirements for export.

There can be no assurances that any of these international developments, or others, would not adversely affect our financial condition and results of operation.

Our bank loan agreement imposes significant restrictions and failure to comply with these restrictions could result in the acceleration of a substantial portion of our debt, which we may not be able to repay or refinance.

Our bank loan agreement contains a number of covenants that, among other things, restrict our ability and certain of our subsidiaries to:

•       dispose of assets,

•       incur additional indebtedness and issue preferred stock,

•       pay dividends or make other distributions,

•       enter into certain acquisitions,

•       repurchase equity interests or subordinated indebtedness,

•       issue or sell equity interests of our subsidiaries, and

•       engage in mergers or consolidations or certain other transactions with subsidiaries and affiliates.

In addition, the bank loan agreement requires us to maintain compliance with certain financial ratios, including certain leverage ratios. Our ability to comply with such ratios, meet our debt service obligations or reduce our total debt is dependent upon our future performance, which may be affected by events beyond our control. There can be no assurance that we will be able to comply with such restrictions and limitations, or that they will not adversely affect our ability to finance our future operations or capital needs, or engage in other business activities that would otherwise be in the company’s interest.

A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under the bank loan agreement. In the event of any such default, the lenders could elect to declare all borrowings outstanding under the bank loan agreement, together with any accrued interest and other fees, to be due and payable, as well as require us to apply all available cash to repay the amounts. If we were unable to repay the indebtedness upon its acceleration, the lenders could proceed against the underlying collateral. There can be no assurance that our assets would be sufficient to repay the amount in full, or that we would be able to borrow sufficient funds to refinance the indebtedness.

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

Virtually all of our debt is subject to variable interest rates; rising interest rates could negatively impact our business.

Certain borrowings under our bank loan agreement bear interest at a variable rate. In addition, we may incur other variable rate indebtedness in the future. Carrying indebtedness subject to variable interest rates makes the Company more vulnerable to economic and industry downturns, as well as reduces our flexibility in responding to changing business and economic conditions. Increases in interest rates on this indebtedness would increase our interest expense, which could adversely affect our cash flow, our ability to service our debt and to generally grow the business.

Current borrowings, as well as potential future financings, may substantially increase our current indebtedness.

No assurance can be given that we will be able to generate the cash flow necessary to permit us to meet our fixed charges and payment obligations with respect to our debt. We could be required to incur additional indebtedness to meet these fixed charges and payment obligations. Should we incur additional debt, among other things, such increased indebtedness could:

•       adversely affect our ability to expand the business, market our products and make investments and capital expenditures;

•       adversely affect the cost and availability of funds from commercial lenders, debt financing transactions and other sources; and

•       create competitive disadvantages compared to other companies with lower debt levels.

Any inability of us to service our fixed charges and payment obligations, or incurrence of additional debt, would have an adverse effect on our cash flows, results of operations and business generally.

An inability to maintain sufficient liquidity could negatively affect expected levels of operations and new product development.

Future revenue may not be sufficient to meet operating, product development and other cash flow requirements. Sufficient funds to service our debt and maintain new product development efforts and expected levels of operations may not be available, and additional capital, if and when needed by us, may not be available on terms acceptable to us. If we cannot obtain sufficient capital on acceptable terms when needed, we may not be able to carry out our planned product development efforts and level of operations, which could harm our business.

Our financial results vary from quarter to quarter, which could negatively impact our business.

Various factors affect our quarterly operating results, some of which are not within our control. These factors include, among others:

•       the financial strength of the gaming industry;

•       consumer’s willingness to spend money on leisure activities;

•       the timing and introduction of new products and services;

•       the mix of products and services sold;

•       the timing of significant orders from and shipments to customers;

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

•       product and service pricing and discounts;

•       the timing of acquisitions of other companies and businesses or dispositions; and

•       general economic conditions.

These and other factors are likely to cause our financial results to fluctuate from quarter to quarter. Based on the foregoing, we believe that quarter-to-quarter comparisons of our results of operations may not be meaningful. In addition, such fluctuations could cause us to be unable to comply with the financial ratios in our bank loan agreement.

Certain market risks may affect our business, results of operations and prospects.

In the normal course of our business, we are routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements, collectibility of receivables and recoverability of residual values on leased assets. Further, some of our payors may experience financial difficulties, or may otherwise not pay accounts receivable when due, resulting in increased write-offs. Although we do not anticipate any material losses in these risk areas, no assurances can be made that material losses will not be incurred in these areas in the future.

Our strategic plan, involving growth through the acquisition of other companies, may not succeed.

Our strategic plan involves, in part, growth through the acquisition of other companies. Such growth involves a number of risks, including:

•       the difficulties related to combining previously separate businesses;

•       the substantial diversion of management’s attention from day-to-day operations;

•       the assumption of liabilities of an acquired business, including unforeseen liabilities;

•       the failure to realize anticipated benefits, such as cost savings and revenue enhancements;

•       the dilution of existing stockholders due to the issuance of equity securities, utilization of cash reserves, or incurrence of debt in order to fund the acquisitions;

•       the potentially substantial transaction costs associated with acquisitions; and

•       the difficulties related to assimilating the products, personnel and systems of an acquired business and to integrating distribution and other operational capabilities.

We have adopted a shareholder rights plan, which, together with provisions in our restated articles of incorporation and Nevada law, could discourage or prevent a potential takeover of our company that might otherwise result in you receiving a premium over the market price for your common stock.

We adopted a shareholder rights plan pursuant to which we distributed one right for each outstanding share of common stock held by stockholders of record as of March 12, 1998. Because the rights may substantially dilute the stock ownership of a person or group attempting a take-over of us without the approval of our Board of Directors, even if such a change in control would result in our stockholders receiving a premium for their shares, the plan could make it more difficult for a third party to acquire us, or a significant percentage of our outstanding capital stock, without first negotiating with our Board of Directors. Additionally, our restated articles of incorporation permit our Board of Directors to issue special shares from time to time, with such rights and preferences as they consider appropriate. Our Board

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

of Directors could authorize the issuance of special shares with terms and conditions and under circumstances that could have an effect of discouraging a takeover or other transaction.

As a Nevada corporation, we are also subject to certain provisions of the Nevada General Corporation Law that have anti-takeover effects and may inhibit a non-negotiated merger or other business combination. These provisions are intended to encourage any person interested in acquiring us to negotiate with, and to obtain the approval of, our Board of Directors in connection with such a transaction. However, certain of these provisions may discourage a future acquisition of the Company, including an acquisition in which the stockholders might otherwise receive a premium for their shares. As a result, stockholders who might desire to participate in such a transaction may not have the opportunity to do so.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We have performed a sensitivity analysis of our financial instruments, which consist of our cash and cash equivalents and debt. We have no derivative financial instruments. In performing the sensitivity analysis, we define risk of loss as the hypothetical impact of changes in the market interest rates or currency exchange rates on earnings.

The results of the sensitivity analysis at June 30, 2005 are as follows:

Interest Rate Risk

We had total debt of approximately $335.1 million, consisting primarily of the $314.9 million term loan under our senior credit facilities and the $14.0 million subordinated loan and other debt at approximately $6.2 million. The interest rate for the term loan is reset every six months. If the LIBOR rates were to increase or decrease by 100 basis points, with all other factors remaining constant, earnings would decrease or increase by approximately $3.4 million on a pre-tax basis.

Foreign Currency Exchange Rate Risk

Our foreign subsidiaries generally use their domestic currency as their functional currency. A 10% fluctuation in the exchange rates of these currencies against the U.S. dollar would result in a corresponding change in earnings reported in the consolidated group of approximately $0.6 million.

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

Estimates

Our financial statements are prepared using estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results may differ from these estimates either favorably or unfavorably, which may impact future results.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As described in Note 2 to our consolidated financial statements, we have restated our previously reported audited financial information for the fiscal years ended June 30, 2004 and 2003 and our previously reported unaudited financial information for the fiscal quarters ended September 30, 2004 and 2003, December 31, 2004 and 2003, March 31, 2005 and 2004 and June 30, 2004. The adjustments relate primarily to revenue recognition, accounting for inventory costs and other adjustments.

Our consolidated financial statements, including the notes thereto, and supplementary financial information are listed in Item 15, Exhibits and Financial Statement Schedules, and are included after the signature page beginning at page F-1.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of June 30, 2005 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, because of the deficiencies in our internal control over financial reporting described below, as of June 30, 2005 our disclosure controls and procedures were not effective.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of June 30, 2005 and the material weaknesses described below, we believe that the consolidated financial statements included in this Annual Report on Form 10-K correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of an issuer’s financial statements for external purposes in

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

accordance with accounting principles generally accepted in the United States of America (“GAAP”). Internal control over financial reporting includes policies and procedures that:

•       pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of an issuer’s assets;

•       provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that an issuer’s receipts and expenditures are being made only in accordance with authorizations of its management and directors; and

•       provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of an issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, the application of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2005. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (“COSO”). Our assessment identified deficiencies that were determined to be material weaknesses.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Because of the material weaknesses described below, management concluded that our internal control over financial reporting was not effective as of June 30, 2005.

The specific material weaknesses identified by management are described as follows:

•       Inadequate staffing and training in finance and accounting:   Management has identified two broad issues related to our finance and accounting staff. First, accounting personnel did not have an adequate understanding of the complex rules over revenue recognition and how the application of those rules applied to our evolving business in recent years. This issue contributed to the majority of the dollar amount and number of financial statement adjustments required to fiscal year end 2005 as well the need for the restatement of the previously issued financial statements. Second, a high level of turnover of key finance and accounting personnel in fiscal year 2005, a year in which we were integrating the SDG acquisition, resulted in certain controls not operating effectively as of June 30, 2005. As a result of these two issues, our finance and accounting staff was, in some cases, inadequately trained and, in fiscal year 2005, understaffed. These weaknesses resulted in material adjustments to fiscal year end 2005 and contributed to the restatement of the 2004 and 2003 consolidated financial statements due to: (i) misinterpretation of certain accounting literature, (ii) lack of understanding and interpretation of customer contracts, (iii) untimely application of accounting principles, (iv) improper classification of certain balance sheet and income statement items and (v) untimely performance of the year end evaluation of obsolete inventory and fixed asset reserves.

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

•       Ineffective controls related to the preparation of certain account analyses, account summaries and account reconciliations:   Certain controls designed to ensure timely preparation, review and approval of certain account analyses and reconciliations did not operate effectively. Specifically, certain reconciliations in areas including accounts receivable, accrued liabilities, other current assets, and property, plant and equipment were not performed in a timely manner. In certain circumstances we did not adequately follow up or resolve the reconciliation of certain items. These weaknesses resulted in material adjustments to fiscal year end 2005 and contributed to a restatement of 2004 and 2003 consolidated financial statements.

•       Inadequate controls related to revenue recognition:   We did not have appropriate internal controls related to the recognition of revenue for game and system sales, including the lack of a comprehensive contract administration function to address the operating, legal, financial and accounting ramifications of game and system revenue contracts. Our controls were not adequate to capture and analyze the terms and conditions of all contracts to ensure the proper recording of revenue contracts with standard and non-standard terms, including FOB destination provisions, extended payment terms and other contractual arrangements that can affect the timing and amount of revenue to be recognized. Certain of our revenue transactions are accounted for in accordance with the AICPA’s Statement of Position 97-2, “Software Revenue Recognition” (“SOP No. 97-2”), as amended, which includes complex revenue recognition criteria that were not always adequately assessed. These weaknesses were the result of a material deficiency in the design of internal control over financial reporting and resulted in material adjustments to fiscal year end 2005 and contributed to the restatement of the 2004 and 2003 consolidated financial statements as follows:

(i)             decrease in gaming and systems revenues by $6.0 million $8.5 million and $23.2 million in fiscal years 2005, 2004 and 2003, respectively;

(ii)         decrease in cost of sales by $4.2 million, $2.9 million and $9.9 million in fiscal years 2005, 2004 and 2003, respectively.

•       Inadequate controls related to inventory valuation:   The Company did not design and implement sufficient controls related to the valuation of inventory. As a result inventory, prior to year-end adjustments was not stated at the lower of cost or market value due to the following: (i) certain manufacturing labor and overhead costs were not charged to inventory because we did not accurately assess the purchase price variance associated with the use of standard costs within our accounting systems, (ii) the restocking of excess inventory pulled for work orders was not always properly identified and removed from the bill of materials and (iii) certain packaging materials had not always been properly charged to cost of sales. This weakness resulted in material adjustments to fiscal year end 2005 and contributed to the restatement of the 2004 and 2003 consolidated financial statements. The net effect of these adjustments increased cost of goods sold by $1.9 million, $0.7 million and $0.6 million for the fiscal years ended June 30, 2005, 2004 and 2003 respectively.

•       Ineffective controls related to income taxes:   Our policies and procedures did not include adequate review of certain complex income tax issues, resulting in material deficiencies in the operating effectiveness of internal controls over financial reporting. These deficiencies resulted in an adjustment of our effective tax rate resulting from the establishment of reserves for certain tax credits, and additional U.S. and foreign deferred tax expense related to our foreign operations. Certain adjustments were also required for deferred taxes related to a prior acquisition totaling $8.3 million as of June 30, 2004.

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

•       Ineffective controls at the entity level:   As evidenced by the material weaknesses described above, and management’s final assessment of our internal controls, we have determined that our entity-level controls related to the control environment, risk assessment, monitoring function and dissemination of information and communication activities did not operate effectively, resulting in a material weakness in each COSO component. Such entity level controls, and a comprehensive monitoring of internal controls by the internal audit function, are part of the framework to ensure that the designed system of internal control is operating effectively to ensure that significant transactions are adequately identified, recorded and disclosed.

Our independent registered public accounting firm, Deloitte & Touche, LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting which is set forth below.

Changes in Internal Control

Based on the evaluation required by Rule 13a-15(d) of the Exchange Act, there were no changes to our internal control over financial reporting during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

Subsequent to June 30, 2005, we have undertaken, and will continue to undertake, extensive work to remedy the material weaknesses described above, including identifying specific remediation initiatives. As of December 2005, we have identified and begun to implement the following actions:

•       Developing standard contract language that can be altered only with legal department approval, including a process to communicate such changes to finance and accounting in a timely manner;

•       Developing a contract administration and formal review process to approve contracts prior to execution of all sale contracts;

•       Employing additional finance and accounting staff and adding additional qualified personnel and consultants to assist in the remediation of internal control deficiencies;

•       Training finance and accounting staff on the application of technical accounting pronouncements and skills specific to their job functions; and

•       Creating standardized reconciliation templates to assist in the reconciliation process.

The implementation of these initiatives and additional procedures being developed is a priority for us in fiscal year 2006.

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

Independent Auditor’s Attestation Report on Management’s Report on Internal Control Over Financial Reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alliance Gaming Corporation

Las Vegas, Nevada

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Alliance Gaming Corporation and Subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of June 30, 2005, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•       Inadequate staffing and training in finance and accounting:   Accounting personnel did not have an adequate understanding of certain rules over revenue recognition and how those rules applied to its business. Additionally, the Company experienced a high level of turnover of key finance and accounting personnel in fiscal year 2005 and an inability to recruit and retain qualified finance and accounting staff. As a result, the Company’s finance and accounting staff was inadequately trained and understaffed. These weaknesses resulted in material adjustments to the Company’s consolidated financial statements for the year ended June 30, 2005 and contributed to the restatement of the 2004 and 2003 consolidated financial statements due to: (i) misinterpretation of certain accounting literature, (ii) lack of understanding and interpretation of customer contracts, (iii) untimely application of accounting principles, (iv) improper classification of certain balance sheet and income statement items and (v) untimely performance of the year end evaluation of obsolete inventory and fixed asset reserves.

•       Ineffective controls related to the preparation of certain account analyses, account summaries and account reconciliations:   Certain controls designed to ensure timely performance, review and approval of certain account analyses and reconciliations did not operate effectively. Specifically, certain reconciliations in areas including accounts receivable, accrued liabilities, other current assets, and property, plant and equipment were not performed in a timely manner. In certain circumstances the Company did not properly resolve reconciling items. These weaknesses resulted in material adjustments to the Company’s consolidated financial statements for the year ended June 30, 2005 and contributed to the restatement of the 2004 and 2003 consolidated financial statements.

•       Inadequate controls related to revenue recognition:   The Company did not have appropriate internal controls related to the recognition of revenue for game and system sales, including the lack of a comprehensive contract administration function to address the operating, legal, financial and accounting ramifications of game and system revenue contracts. The Company’s controls were not adequate to capture and analyze the terms and conditions of all contracts to ensure the proper recording of revenue contracts with standard and non-standard terms, including FOB destination provisions, extended payment terms and other contractual arrangements that can affect the timing and amount of revenue to be recognized. Certain revenue transactions are accounted for in accordance with the AICPA’s Statement of Position 97-2, “Software Revenue Recognition” (SOP No. 97-2), which includes complex revenue recognition criteria that were not adequately assessed. These weaknesses were the result of a material deficiency in the design of internal control over financial reporting, and resulted in material adjustments to the consolidated financial statements for the fiscal year ended June 30, 2005 and contributed to the restatement of the 2004 and 2003 consolidated financial statements.

•       Inadequate controls related to inventory valuation:   The Company did not design and implement sufficient controls related to the valuation of inventory. As a result inventory, prior to year end adjustments, was not stated at the lower of cost of market value due to the following: (i) certain manufacturing labor and overhead costs were not charged to inventory because the Company did not accurately assess the purchase price variance associated with the use of standard costs within the accounting systems, (ii) the restocking of excess inventory pulled for work orders was not always properly identified and removed from the bill of materials and (iii) certain packaging materials had

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

not always been properly charged to cost of sales. This weakness resulted in material adjustments to the Company’s consolidated financial statements for the year ended June 30, 2005 and contributed to the restatement of the 2004 and 2003 consolidated financial statements.

•       Ineffective controls related to income taxes:   The Company’s policies and procedures did not include adequate review of certain complex income tax issues, resulting in material deficiencies in the operating effectiveness of internal control over financial reporting. These deficiencies resulted in an adjustment of the effective tax rate resulting from the establishment of reserves for certain tax credits, additional U.S. and foreign deferred tax expense related to foreign operations, and adjustments to deferred taxes related to a prior acquisition and contributed to the restatement of the 2004 consolidated financial statements.

•       Ineffective controls at the entity level:   As evidenced by the material weaknesses described above, the Company determined that entity-level controls related to the control environment, risk assessment, monitoring function and dissemination of information and communication activities did not operate effectively, resulting in material weaknesses in each COSO component. Such entity level controls, and a comprehensive monitoring of internal controls by the internal audit function, are part of the framework to ensure that that the designed system of internal control is operating effectively to ensure that significant transactions are adequately identified, recorded and disclosed.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended June 30, 2005 of the Company and this report does not affect our report on such consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission . Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2005 of the Company and our report dated December 29, 2005, expressed an unqualified opinion on those consolidated financial statements.

DELOITTE & TOUCHE, LLP
Las Vegas, Nevada
December 29, 2005

ITEM 9B.       OTHER INFORMATION

None

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors, Executive Officers and Other Significant Employees

The name, age, present principal occupation or employment and five-year employment history of each of our directors and executive officers is set forth below. No director or executive officer is related by blood, marriage or adoption to any other director or executive officer.

Name	Age	Position with the Company
Richard Haddrill	52	Director, President, Chief Executive Officer
Jacques André	68	Director
Anthony DiCesare	43	Director
Joel Kirschbaum	54	Director
Stephen Race	56	Director
David Robbins	46	Director, Chairman of the Board of Directors
Kevin Verner	47	Director
Steven Des Champs	40	Senior Vice President, Chief Financial Officer
Mark Lipparelli	40	Executive Vice President of Operations
Mark Lerner	56	Senior Vice President for Law and Government, Secretary and General Counsel
Robert Luciano	47	Chief Technology Officer
Robert Miodunski	54	President and Chief Executive Officer(1)
Robert Saxton	52	Executive Vice President, Gaming, and Treasurer
Ramesh Srinivasan	45	Executive Vice President, Bally Systems Division

(1)          Mr. Miodunski resigned as President and Chief Executive Officer of the Company effective as of September 30, 2004, pursuant to the Separation and Consulting Agreement dated as of June 30, 2004, more fully described below under Item 11, Executive Compensation.

Biographies

Richard Haddrill.   Mr. Haddrill, age 52, became a director in April 2003 and, effective October 1, 2004, was appointed Chief Executive Officer of the Company. Prior to becoming Chief Executive Officer of the Company, Mr. Haddrill most recently completed five years as CEO of Manhattan Associates, Inc., a leader in software solutions to the supply chain industry throughout the world. During his tenure at Manhattan, the company expanded its product offerings and market share, more than tripled revenues to almost $200 million and increased its share price more than eight fold. Mr. Haddrill previously served as President and CEO for Powerhouse Technologies, Inc., a successful technology and gaming company from September 1996 until June 1999, when Powerhouse was acquired by Anchor Gaming, a publicly traded gaming company that was acquired by IGT in 2001. Mr. Haddrill currently serves as Vice Chairman of Manhattan Associates, Inc., and previously served on the board of directors of Danka Business Products, a digital imaging systems products provider and services producer until October 2004, and Outlooksoft, a provider of corporate performance management solutions until June 2005.

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

David Robbins.   Mr. Robbins, age 46, initially served as a director for the Company from July 1994 to September 1997 and as Chairman of the Board of Directors of the Company from February 1997 to September 1997. Mr. Robbins received a B.S. in Economics from the Wharton School of the University of Pennsylvania and a J.D. from the New York University School of Law. Mr. Robbins was also licensed as a certified public accountant (inactive status) in the state of New York. From 1984 through 2004, he practiced corporate, securities and real estate law at various law firms, as an associate, partner and of counsel. From 1993 through the present, Mr. Robbins invested in various private equity and other investment opportunities, and since January 1996 has managed funds for private investors, including private investment partnerships that invest in public securities and a private equity investment partnership. In addition to serving on the Company’s Board, Mr. Robbins previously served on the board of directors of Medisys, plc, a health care diagnostics company. Mr. Robbins has served as an assistant adjunct professor of law at the Benjamin N. Cardozo Law School, where he taught courses in corporate finance, securities and real estate.

Jacques André.   Mr. André, age 68, became a director in August 1996. Mr. André was a Vice President of A.T. Kearney Executive Search, a global management consulting firm from October 2002 until February 2005. Mr. André was a partner with Ray & Berndtson, Inc. an international executive search firm, from 1975 until 2002.

Anthony DiCesare.   Mr. DiCesare, age 43, became a director in July 1994. Mr. DiCesare was employed by Kirkland Investment Corporation (“KIC”), which was the sole general partner of Kirkland-Ft. Worth Investment Partners, L.P., an investment partnership, from April 1991 to July 1994. Mr. DiCesare served as Executive Vice President-Development of the Company from July 1994 through June 1997. He has been a personal investor since 1997.

Joel Kirschbaum.   Mr. Kirschbaum, age 54, became a director in July 1994 and served as Chairman of the Board of Directors of the Company from July 1994 to March 1995. Mr. Kirschbaum is the sole stockholder, director and officer of KIC. Previously, he worked at Goldman, Sachs & Co. for 13 years, during the last six of which he was a General Partner.

Stephen Race.   Mr. Race, age 56, became a director in June 2005. From 1999 to 2004, Mr. Race worked with a variety of private equity groups analyzing leveraged buyout opportunities in consumer branded goods and services, and with venture capital groups on financial restructuring of selected portfolio companies, often serving as acting chief executive officer. Mr. Race also served as interim CEO to restructure and sell a troubled dot com. From 1995 to 1998, Mr. Race served as CEO of Microprose, Inc., a NASDAQ video game company. From 1993 to 1995, Mr. Race served as President of the division of SONY Computer Entertainment responsible for development and launch of the PlayStation video game. Prior to that time, Mr. Race provided a broad range of management counsel primarily in the areas of marketing, strategic planning, mergers and acquisitions, and new business development. In 1990, Mr. Race served as General Manager of Reebok at the time of introduction and launch of the “PUMP” athletic footwear technology. Mr. Race also previously served as Chairman and CEO of Homestar International, Executive Vice President and one of the founders of Worlds of Wonder, Inc., and as Vice President of Marketing and Communications, International Division, of Atari, Inc. Mr. Race holds degrees in economics and energy management from the University of Pennsylvania and an M.B.A. from the Wharton Graduate School of Finance and Commerce.

Kevin Verner.   Mr. Verner, age 47, became a director in April 2001. From 1997 to 2000, Mr. Verner held various positions with WMS Industries, Inc., and WMS Gaming, the last of which was Chief Operating Officer. Prior to his employment at WMS, Mr. Verner was Vice President of New Business

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

Development at R.J. Reynolds Tobacco Co., where he held various marketing and senior management positions for sixteen years. Mr. Verner is currently a consultant and provides interim management to early-stage companies to include financial planning, securing of seed funding, management recruitment and development of operating budgets and pro forma financial projections. Mr. Verner is also a CEO advisor for Chicago venture fund Alpha Capital Fund III and provides consultation on enterprise valuation and due diligence for consumer products investments.

Steven Des Champs.   Mr. Des Champs, age 40, was appointed Chief Financial Officer in March 2005, succeeding Mr. Robert Saxton in this position. Mr. Des Champs re-joined the Company in February 2000 as Vice President—Finance, was promoted to Chief Accounting Officer in August 2000 and Senior Vice President in October 2002. The Company previously employed Mr. Des Champs in the capacity of Director of Finance from October 1995 to November 1998. From December 1998 to January 2000, Mr. Des Champs was the Chief Financial Officer for PDS Financial, a provider of lease financing for the gaming industry.

Mark Lipparelli.   Mr. Lipparelli, age 40, joined the Company as Executive Vice President of Bally Systems in 2002. Mr. Lipparelli currently serves as Executive Vice President of Operations, a position he assumed in March 2005. As head of Operations, he oversees Manufacturing, Intellectual Property, Strategic Planning, Product Compliance, Human Resources and Information Technology. Previously, Mr. Lipparelli served as Executive Vice President and then President of Shuffle Master, Inc., a gaming supply company. Prior to joining Shuffle Master, Mr. Lipparelli was Chief Financial Officer of Camco, Inc., a retail chain holding company. From 1998 to 2000, he was Senior Vice President of Entertainment Systems for Bally Gaming and Systems. Mr. Lipparelli also previously served as Vice President of Finance for Casino Data Systems and worked for the Nevada State Gaming Control Board from 1988 to 1993.

Mark Lerner.   Mr. Lerner, age 56, joined the Company in December 1996 as Assistant General Counsel. A former deputy attorney general for the Nevada Gaming Commission and State of Nevada Gaming Control Board, Mr. Lerner has been practicing law since 1980. Before joining Alliance he was general counsel to Becker Gaming, Inc., a Las Vegas gaming company. From 1987 to 1994, Mr. Lerner practiced law at Jones, Jones, Close & Brown (now Jones Vargas), a prominent Las Vegas commercial and litigation law firm.

Robert Luciano.   Mr. Luciano, age 47, joined the Company in March 2004 as Chief Technology Officer in connection with the Company’s acquisition of SDG. Mr. Luciano founded SDG in 1996 as a research, development and consulting company focusing on the gaming industry. Prior to founding SDG, Luciano was employed by IGT in the position of Vice President of Advanced Engineering. Prior to joining IGT, Mr. Luciano held several engineering positions with a variety of companies including Soabar, a division of Avery International, and Mobil Oil Corporation.

Robert Miodunski.   Mr. Miodunski, age 54, joined the Company in March 1994 and served as, among other things, a director beginning in February 2000 and Chief Executive Officer beginning in April 2001 until he resigned from both positions effective September 30, 2004. Commencing January 1, 2005, Mr. Miodunski began serving as a consultant to the Company. From January 1991 to March 1994, Mr. Miodunski was President of Mulholland-Harper Company, a sign manufacturing and service company. From 1984 through 1990, Mr. Miodunski held various positions with Federal Signal Company, the last of which was Vice President and General Manager of the Midwest Region of the Sign Group. Mr. Miodunski was elected to Alliance’s Board of Directors in February 2000.

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

Robert Saxton.   Mr. Saxton, age 52, joined the Company in July 1982 as Corporate Controller. Mr. Saxton became a Vice President of United Coin in 1987 and was elected Vice President—Casino Operations of Alliance Gaming in December 1993, and Senior Vice President—Casino Group in June 1996. In March 2000, Mr. Saxton was appointed Chief Financial Officer and Treasurer of the Company, and in December 2003 was promoted to Executive Vice President. In March 2005, Mr. Saxton was appointed Executive Vice President of Bally Gaming. In this capacity, Mr. Saxton is responsible for the daily management of Gaming Operations, Customer Service, and Domestic & International Sales in the Games Division of Bally Gaming, Inc. He continues to serve as Treasurer of the Company and since 1994 has served as President of Rainbow Casino located in Vicksburg, Mississippi.

Ramesh Srinivasan.   Mr. Srinivasan, age 45, joined the Company in March 2005 as Executive Vice President of Bally Systems. From 1998-2005, Mr. Srinivasan was an Executive Vice President, Senior Vice President and Vice President for Manhattan Associates, and brings a strong blend of technical and customer experiences to the Company. Mr. Srinivasan is responsible for system sales, services and product development.

Audit Committee of the Board of Directors

The Audit Committee of the Board of Directors is comprised of Messrs. Jacques André, David Robbins and Kevin Verner. The composition of the Audit Committee was changed as of October 27, 2004 to comply with the corporate governance requirements of the NYSE with respect to the independence, financial literacy and financial expertise of Audit Committee members. The Board of Directors has determined that Mr. Robbins is an audit committee financial expert, pursuant to Item 401(h) of Regulation S-K. The Board of Directors made this determination based on Mr. Robbins’ qualifications and business experience, as briefly described above under “—Biographies.”

Code of Ethics

We amended our Code of Ethics and Business Conduct in October, 2005 for our chief executive, chief financial and principal accounting officers, as well as our directors (the “Code of Ethics”). In the event we make any amendment to, or grants any waiver from, a provision of the Code of Ethics that applies to the principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefore on our website www.alliancegaming.com. The full text of the Code of Ethics is available by following links to “Investor Relations” and “Corporate Governance” on our website www.alliancegaming.com, or upon written request to us. Requests should be addressed to: Alliance Gaming Corporation, 6601 South Bermuda Road, Las Vegas, Nevada 89119, Attention: Corporate Secretary.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10 percent of a registered class of our equity securities to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of our common stock and other of our equity securities. These individuals are required by the SEC’s regulations to furnish us with copies of all Section 16(a) reports filed by such persons. To our knowledge, based solely on our review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to the our directors, executive officers and greater than ten percent beneficial owners were complied with on a timely basis during the fiscal year ended June 30, 2005, except that (i) on October 18, 2005, a Form 3 was filed on behalf of

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

Mr. Ramesh Srinivasan, an executive officer of Bally Gaming, reporting Mr. Srinivasan’s ownership of 11,000 shares of common stock, 1,000 shares of restricted stock, and options to purchase 300,000 shares of common stock on March 9, 2005, and (ii) on July 27, 2005, a Form 3 and Form 4 were filed on behalf of Stephen M. Race, a director, reporting Mr. Race’s appointment to the Board of Directors on June 30, 2005 and the award of stock options to purchase 50,000 shares of common stock in connection therewith, respectively.

ITEM 11.         EXECUTIVE COMPENSATION

Report on Executive Compensation

As of the end of the fiscal year ended June 30, 2005, the Compensation Committee consisted of Messrs. Jacques André, David Robbins and Kevin Verner, each of whom is an independent director. The composition of the Compensation Committee was changed as of October 27, 2004, to comply with the corporate governance requirements of the NYSE with respect to the independence of Compensation Committee members. The Compensation Committee’s duties and responsibilities are set forth in a formal charter adopted by the Board of Directors and include, among others things:

•       Review and approve executive compensation philosophy.

•       Approve all executive compensation plans and structures.

•       Approve annual and long-term incentive performance metrics, as well as determine and approve payouts.

•       Approve compensation for the Company’s management executive committee, consisting of certain members of senior management, as well as senior management of the Company’s subsidiaries.

•       Approve plan payouts to the members of the management executive committee that are outside of approved parameters.

•       Recommend approval for all management incentive plans, including stock options, to the Board of Directors, and approve new change-in-control or special retention plans.

•       Approve bonus criteria, incentives, including stock options and payouts for employee-directors.

General Compensation Philosophy.   The Compensation Committee’s general philosophy has been, and continues to be, providing a compensation package to attract and retain the most highly qualified executive officers while providing incentives to create stockholder value. To accomplish this objective, the Compensation Committee varies total cash compensation based on the Company’s performance in achieving the financial and non-financial objectives, and aligns long-term incentive compensation closely with the stockholder’s interests. However, the Compensation Committee believes that it will continue to be constrained by competitive factors as there continues to be demand from competing businesses to attract and retain management talent of the type the Company desires to recruit.

The Compensation Committee believes as a general matter, but particularly with respect to senior executive officers, that the most effective method of compensation, and the method that most closely aligns management’s interest with those of the Company’s stockholders, is long-term compensation tied to the creation of stockholder value. Thus, it has been the Company’s policy where feasible and consistent with competitive market conditions, and unless otherwise obligated by contract, to attempt to limit base cash compensation while providing incentives for management to increase stockholder value. The Company hopes to achieve this goal of focusing on long-term compensation through the use of stock options and,

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

where appropriate, restricted stock and restricted stock units. The Compensation Committee believes this compensation philosophy has the greatest probability of achieving significant returns to stockholders.

Pearl Meyer & Partners, a Clark Consulting Practice, has also been retained to advise the Compensation Committee on matters relating to executive compensation. Pearl Meyer & Partners was engaged by and reports directly to the Compensation Committee.

Base Salaries.   Base salary levels are the fixed portion of an executive’s compensation package. The Compensation Committee annually reviews and determines the base salaries of members of senior management, except as limited by contractual obligation. Where adjustable, salary levels reflect a combination of factors, including competitive pay levels, the executive’s experience and tenure, and the Company’s overall annual budget for merit increases and the executive’s individual performance. In each case, the Compensation Committee takes into account the results achieved by the executive, his or her future potential, scope of responsibilities and experience, and competitive salary practices. However, the Company’s compensation formulas for certain executives’ salaries during the fiscal year ended June 30, 2005, were largely determined based on pre-existing contractual arrangements in place from the previous fiscal periods.

Bonuses.   Annual performance bonuses are tied to the Company’s overall performance, as well as the performance of each executive and of his or her area of responsibility. The Compensation Committee sets certain financial and operational objectives that are designed to promote key Company initiatives, such as achievement of specific strategic, operational or financial tasks or targets, including Business Unit performance, operating income and EPS, which the Board of Directors believes will result in increases in stockholder value. As a result of the Company’s performance on many of these metrics during fiscal year 2005, the Company did not pay any cash bonuses for the fiscal year ended June 30, 2005, other than as contractually obligated with respect to one executive officer and bonuses paid to two executive officers early in fiscal 2005 in connection with a transaction occurring in fiscal 2004.

Long-Term Compensation.   Long-term compensation is provided by stock options and, from time to time when appropriate, restricted stock or restricted stock units. The Compensation Committee believes that long-term compensation tied to stockholder value should constitute a significant portion of an executive’s compensation as options are intended to provide long-term compensation specifically tied to increases in the price of the Company’s common stock. Options are granted at the market price of the Company’s common stock on the date of grant, and provide compensation only to the extent the market price of the common stock increases between the date of grant and the date the option is exercised. Restricted stock and restricted stock units also tie compensation to the long term appreciation of the Company’s common stock by restricting the holders’ ability to receive and/or dispose of the related shares of common stock.

The total number of options granted in each year, which may vary, is tied to a number of factors including, but not limited to, overall Company performance, individual performance of the executive, and competitive and retention considerations.

The Compensation Committee continues to review its overall long-term incentive structure in light of the shifting competitive and regulatory environment. The Compensation Committee, with input from senior management and outside consultants, may decide to make changes to the long-term compensation program in the future.

401(k) Plan.   The Company offers a 401(k) plan. Employees are eligible to participate after completion of six months of service. Employees may defer from 1% to 25% of eligible earnings up to the

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

IRS maximum of $14,000 for 2005. Participating employees who have attained age 50 are allowed to contribute an extra $3,000 in the 401(k) plan as “catch-up” contributions. Employee contributions are 100% vested. Participants hired before November 1, 2001, are 100% vested in both employee and employer contributions. For participants hired on or after November 1, 2001, employer-matching contributions become vested based on a five-year vesting schedule, to vest 20% per year, for each year of service. The Company, on a discretionary basis, may make matching contributions at the end of each quarter. Matching contributions may be made each pay period in lieu of each quarter. The current match is 50% of the participant’s contribution up to 6% of employee compensation. Alliance Gaming Corporation may make a discretionary Profit Sharing contribution to the 401(k) plan each year.

Chief Executive Officer Compensation.   Effective as of September 30, 2004, Mr. Miodunski resigned as President and Chief Executive Officer of the Company, at which time Mr. Haddrill assumed responsibility for both positions. On June 30, 2004, Mr. Haddrill and the Company entered into an Employment Agreement (the “Haddrill Agreement”) pursuant to which Mr. Haddrill began serving as the Company’s Chief Executive Officer as of October 1, 2004. Mr. Haddrill’s annual salary as President and Chief Executive Officer is $980,000, as provided for in the Haddrill Agreement. Mr. Haddrill’s contract does not provide for an annual cash bonus; therefore, Mr. Haddrill did not receive a cash bonus for fiscal year 2005. Additionally, during fiscal year 2005 Mr. Haddrill was awarded a stock option grant covering 430,000 shares of common stock which vest as set forth under “—Option/SAR Grants in Last Fiscal Year.” Of the 430,000 shares, vesting of 95,000 was accelerated as described below under “—Acceleration of Option Vesting.” Mr. Haddrill was also granted $1,900,000 in restricted stock during fiscal year 2005 pursuant to the Haddrill Agreement which vest on October 1, 2010; provided, however, that the vesting will be accelerated to 50% of the total award on each of October 1, 2005, and October 1, 2006, if the Company attains certain strategic and/or financial measures, which are to be mutually agreed to by the Board of Directors and Mr. Haddrill. Measures established for the first 50% addressed the near-term and longer-term strategic positioning of the Company’s technology platforms, game content and human and financial assets. The Board of Directors has determined that Mr. Haddrill achieved these objectives, and the first 50% have accordingly accelerated as of October 1, 2005.

Pursuant to his employment agreement and his Separation and Consulting Agreement, Mr. Miodunski received a salary of $250,000 during fiscal year 2005 through December 31, 2004, including the three months of fiscal year 2005 that he served as President and Chief Executive Officer. Mr. Miodunski did not receive a bonus for fiscal year 2005 in respect of his service as President and Chief Executive Officer; however, pursuant to the terms of his Separation and Consulting Agreement, Mr. Miodunski received a bonus of $1,000,000 for the successful sale of United Coin on June 30, 2004, $500,000 of which was paid in July 2004 and $500,000 of which is payable in twenty-four monthly installments beginning January 1, 2005. In addition, pursuant to the Separation and Consulting Agreement, Mr. Miodunski will receive $250,000 annually for services as a consultant to the Board of Directors for four years.

Acceleration of Option Vesting.   On June 13, 2005, the Board of Directors approved a resolution accelerating the vesting and exerciseability of all outstanding, unvested stock options granted to employees with an exercise price equal to or greater than $15.00 per share. This accelerated vesting will affect options for approximately 2,400,000 shares of the Company’s common stock, including an aggregate of 500,000 options held by Mr. Haddrill. All performance-based vesting criteria were also eliminated with respect to the 500,000 options held by Mr. Haddrill. In order to prevent unintended personal benefits to individuals resulting from the accelerated vesting of options, sales of the shares of the Company’s common stock acquired upon exercise of any such options referenced above will be restricted in a manner such that the

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

sales restrictions parallel the vesting requirements previously applicable to such options. The decision to accelerate vesting of these underwater stock options was made primarily to avoid recognizing compensation expense in the Company’s future income statements upon the Company’s adoption of SFAS No. 123R effective on July 1, 2005. Because the option subject to the acceleration vesting were “underwater”, the Company believes that these options may not be offering a sufficient incentive to employees when compared to the potential future compensation expense that the Company would incur under SFAS 123R.

Deductibility of Compensation Under Internal Revenue Code Section 162(m).   Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Tax Code”) places a limit of $1,000,000 on the amount of compensation that Alliance may deduct in any one year with respect to its CEO and each of the next four most highly compensated executive officers. If the Company were to seek and obtain approval from stockholders for certain performance-based compensation, then such compensation would not be subject to the deduction limitation.

Respectfully submitted,

COMPENSATION COMMITTEE

Kevin Verner, Chairman
Jacques André
David Robbins

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

Summary Compensation Table*

The following table sets forth the compensation paid or to be paid by the Company to its chief executive officer, former chief executive officer and the four other most highly compensated executive officers receiving over $100,000 per year (collectively, the “Named Executive Officers”) for services rendered in all capacities to the Company during the fiscal year ended June 30, 2005, 2004 and 2003.

		Annual Compensation			Long-Term Compensation
Name & Principal Position	Fiscal Year Ended June 30,	Salary	Bonus		Restricted Stock Awards(1)		Securities Underlying Options(2)	All Other Compensation(3)
Richard Haddrill(4)	2005	$701,077	$—		$2,073,718	(5)	430,000	$342,970	(6)
President and Chief	2004	—	—		6,498,835	(7)	600,000	60,000	(6)
Executive Officer	2003	—	—		—		50,000	10,000	(6)
Steven Des Champs	2005	240,000	20,000		—		100,000	7,634
Sr. Vice President,	2004	237,308	116,000		—		25,000	5,996
Chief Accounting	2003	237,308	192,500		—		22,500	5,387
and Chief Financial Officer
Robert Saxton	2005	370,000	—		—		50,000	9,108
Executive Vice	2004	357,307	279,240		—		50,000	6,328
President and	2003	333,000	350,000		—		50,000	5,700
Treasurer
Mark Lerner	2005	235,000	20,000		—		25,000	9,106
Sr. Vice President and	2004	232,308	94,000		—		25,000	6,307
General Counsel	2003	223,650	168,750		—		22,500	5,250
Robert Luciano	2005	250,000	50,000		—		600,000
Chief Technology	2004	57,692	49,500		—
Officer
Robert Miodunski(8)	2005	250,000	500,000	(9)	—		—	284,290	(9)
Former Chief	2004	478,846	465,000		—		100,000	6,375
Executive Officer	2003	450,000	522,000		—		100,000	5,500

*                    As used in the tables provided under the caption “Executive Compensation,” the character “—” is used to represent zero.

(1)          Constitutes grants of Restricted Stock Units (“RSUs”). Per the requirements of Regulation S-K item 402(b)(2)(iv)(A), dollar value calculated by multiplying the closing market price of our common stock on the date of grant by the number of shares awarded. The closing price of our common stock on December 22, 2004 and June 30, 2004, the dates of grant, were $13.25 and $17.16, respectively. See footnotes 5 and 7 below grading the terms of the RSU grants.

(2)          All grants made pursuant to the Company’s Amended and Restated 2001 Long Term Incentive Plan.

(3)          Unless indicated otherwise, “All Other Compensation” represents contributions made by the Company to the Company’s 401(k) Plan.

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

(4)          Mr. Haddrill began serving as the Company’s President and Chief Executive Officer on October 1, 2004.

(5)          On December 22, 2004, the Company issued to Mr. Haddrill 156,507 RSUs. The number of RSUs granted was determined by dividing $1,900,000 by the average per share closing price of our common stock on the NYSE for the 20 business days prior to the date of grant. The 156,507 RSUs had an aggregate value of $2,194,228.14 on June 30, 2005, based on the per share closing price of our common stock on the NYSE of $14.02. In accordance with the Haddrill Agreement, the vesting of 50% of the award was accelerated to October 1, 2005, as a result of the Board of Director’s determination that the Company achieved certain strategic and/or financial objectives for the nine month period ending on October 1, 2005 (see “—Chief Executive Officer Compensation” above). In addition, the vesting of the remaining 50% is subject to acceleration as of October 1, 2006. Vested RSUs represents Mr. Haddrill’s right to receive an equivalent number of shares of our common stock as follows:  (i) 75% of the shares of common stock represented by the vested RSUs shall be issued to Mr. Haddrill (1) on the later of (a) October 1, 2007 or (b) the first date on which such payment or any portion thereof is no longer subject to the limits of Section 162(m) of the Internal Revenue Code (the “Code”) in which case that portion of the payment that is no longer subject to such limits shall be issued to Mr. Haddrill at the time such limits become inapplicable, or (2) in the event that Mr. Haddrill’s employment with the Company is terminated prior to October 1, 2007, on the first date in which such payment or any portion thereof is no longer subject to the limits of Section 162(m) of the Code in which case that portion of the payment that is no longer subject to such limits shall be issued to Mr. Haddrill at the time such limits become inapplicable, and (ii) 25% of the shares of common stock represented by the vested RSUs shall be issued to Mr. Haddrill (1) on the later of (a) October 1, 2008 or (b) the first date on which such payment or any portion thereof is no longer subject to the limits of Section 162(m) of the Code in which case that portion of the payment that is no longer subject to such limits shall be issued to Mr. Haddrill at the time such limits become inapplicable, or (2) in the event that Mr. Haddrill’s employment with the Company is terminated prior to October 1, 2008, on the first date in which such payment or any portion thereof is no longer subject to the limits of Section 162(m) of the Code in which case that portion of the payment that is no longer subject to such limits shall be issued to Mr. Haddrill at the time such limits become inapplicable.  No dividends will be paid on the RSUs unless and until the underlying shares of common stock have been issued in Mr. Haddrill’s name as described above. Except as described below under “—Employment and Severance Arrangements—Haddrill Agreement,” all unvested RSUs shall be immediately forfeited if Mr. Haddrill ceases to serve as the Company’s Chief Executive Officer.

(6)          Amount represents $337,136 paid in moving and relocation expenses and $5,654 in contributions made by the Company to the Company’s 401(k) Plan. Prior to his appointment as Chief Executive Officer, Mr. Haddrill received compensation as a board member totaling $60,000 and $10,000 for the fiscal years ended June 30, 2004 and 2003, respectively.

(7)          On June 30, 2004, the Company issued to Mr. Haddrill 377,030 RSUs. The number of RSUs granted was determined by dividing $6,500,000 by the average per share closing price of our common stock on the NYSE for the 20 business days prior to the date of grant. The 377,030 RSUs had an aggregate value of $5,285,960.60 on June 30, 2005, based on the per share closing price of our common stock on the NYSE of $14.02. The RSUs vest in one-third equal installments on each of October 1, 2005, October 1, 2006 and October 1, 2007 provided that Mr. Haddrill is continuously employed by the Company as Chief Executive Officer until each such vesting date, except as otherwise provided in Mr. Haddrill’s employment agreement, as described below under “—Employment and Severance

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

Arrangements—Haddrill Employment Agreement.”  Vested RSUs represents Mr. Haddrill’s right to receive an equivalent number of shares of our common stock as follows:  (i) 75% of the shares represented by the vested RSUs shall be issued to Mr. Haddrill (1) on the later of (a) October 1, 2007 or (b) the first date on which such payment or any portion thereof is no longer subject to the limits of section 162(m) of the Code in which case that portion of the payment that is no longer subject to such limits shall be issued to Mr. Haddrill at the time such limits become inapplicable, or (2) in the event that the Haddrill Agreement is terminated, on the first date in which such payment or any portion thereof is no longer subject to the limits of Section 162(m) of the Code in which case that portion of the payment that is no longer subject to such limits shall be issued to Mr. Haddrill at the time such limits become inapplicable, and (ii) 25% of the shares represented by the vested RSUs shall be issued to Mr. Haddrill (1) on the later of (a) October 1, 2008 or (b) the first date on which such payment or any portion thereof is no longer subject to the limits of section 162(m) of the Code in which case that portion of the payment that is no longer subject to such limits shall be issued to Mr. Haddrill at the time such limits become inapplicable, or (2) in the event that the Haddrill Agreement is terminated, on the first date in which such payment or any portion thereof is no longer subject to the limits of Section 162(m) of the Code in which case that portion of the payment that is no longer subject to such limits shall be issued to Mr. Haddrill at the time such limits become inapplicable. No dividends will be paid on the RSUs unless and until the underlying shares of common stock have been issued in Mr. Haddrill’s name. Except as described below under “—Employment and Severance Arrangements—Haddrill Employment Agreement,” all unvested RSUs shall be immediately forfeited if Mr. Haddrill ceases to serve as the Company’s Chief Executive Officer.

(8)          Mr. Miodunski resigned as President and Chief Executive Officer of the Company effective as of September 30, 2004, pursuant to the Separation and Consulting Agreement dated as of June 30, 2004, described below under “—Employment and Severance Agreements—Miodunski Separation and Consulting Agreement.”

(9)          Amount represents $250,000 paid pursuant to Mr. Miodunski’s Separation and Consulting Agreement described below under “—Employment and Severance Agreements—Miodunski Separation and Consulting Agreement,” $5,769 in contributions made by the Company to the Company’s 401(k) Plan, and $28,521 which was paid for accrued vacation.

Employment and Severance Arrangements

Haddrill Employment Agreement.   On June 30, 2004, Mr. Haddrill and the Company entered into the Haddrill Agreement, pursuant to which Mr. Haddrill began serving as the Company’s Chief Executive Officer as of October 1, 2004. The term of the Haddrill Agreement continues until October 1, 2007, unless earlier terminated or extended, as provided for in the Haddrill Agreement. Mr. Haddrill receives a base annual salary of $980,000, participation in the Company’s benefit programs for corporate officers and other perquisites. If Mr. Haddrill’s employment is terminated by the Company without cause or by Mr. Haddrill for good cause (as defined in the Haddrill Agreement), Mr. Haddrill will receive severance pay in an amount equal to his base salary for one year from the date of termination or until the expiration of the term of the Haddrill Agreement, whichever occurs first. Further, Mr. Haddrill shall be entitled to retain the rights granted under the RSUs, provided that the vesting of the RSUs shall be pro rated through the twelve-month period following the month in which the termination occurs, and the sales restrictions on the stock options granted pursuant to the Haddrill Agreement shall lapse as to a pro rata portion of such options through the date of termination. Upon a Change in Control of the Company, as defined in the Haddrill Agreement, Mr. Haddrill will receive a payment of $980,000 and will be entitled to retain all of

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

the RSUs and stock options granted pursuant to the Haddrill Agreement, all of which will vest immediately upon the Change in Control, and the sale restrictions on the stock options will immediately lapse. The Haddrill Agreement also contains certain non-compete provisions.

The Haddrill Agreement was amended as of December 22, 2004. The December 22, 2004 amendment provided for, among other things, a grant of an additional 300,000 stock options and $1,900,000 in RSUs.

The Haddrill Agreement, as amended, was amended for a second time, effective as of June 13, 2005 (the “Second Amendment”). The Second Amendment documented the terms and conditions of the acceleration of Mr. Haddrill’s stock options approved by the Board of Directors on June 13, 2005, as described below under “—Acceleration of Option Vesting,” and clarified the terms of Mr. Haddrill’s RSUs to comply with Section 409A of the Internal Revenue Code.

Miodunski Separation and Consulting Agreement.   On June 30, 2004, Mr. Miodunski and the Company entered into a Separation and Consulting Agreement pursuant to which Mr. Miodunski resigned as President and Chief Executive Officer effective September 30, 2004. Pursuant to the agreement, Mr. Miodunski received a $1,000,000 bonus for the successful sale of United Coin, $500,000 of which was paid in July 2004 and $500,000 which is payable in twenty-four monthly installments beginning January 1, 2005. In addition, pursuant to the agreement, Mr. Miodunski will receive $250,000 annually for services as a consultant to the Board of Directors for a period of four years.

Des Champs Employment Agreement.   On January 28, 2000, Mr. Des Champs and the Company entered into a letter agreement which generally provides for a base salary, which is currently set at $290,000 per year, participation in the Company’s compensation programs for corporate officers, participation in the Company’s cash bonus program at amounts determined by the Board of Directors and severance benefits of six months’ base salary if Mr. Des Champs is terminated without cause, including as a result of or subsequent to a change in control.

Lerner Employment Agreement.   On August 15, 2000, Mr. Lerner and the Company entered into a letter agreement which generally provides for a base salary, which is currently set at $235,000 per year, participation in the Company’s compensation programs for corporate officers, participation in the Company’s cash bonus program at amounts determined by the Board of Directors and severance benefits of six months’ base salary if Mr. Lerner is terminated without cause, including as a result of or subsequent to a change in control.

Luciano Employment Agreement.   On March 2, 2004, Mr. Luciano and the Company entered into a letter agreement which generally provides for a base salary, which is currently set at $250,000 per year, an annual bonus of $50,000, participation in Bally’s Management Incentive Program (“MIP”) at the business unit head level in an amount determined by the Board of Directors, and if Mr. Luciano is terminated without cause, severance benefits under the MIP in an amount determined by annualizing the amount Mr. Luciano would have received in respect of the number of full months served in the fiscal year in which Mr. Luciano is terminated.

On April 13, 2005, Mr. Luciano and the Company entered into an amendment to the letter agreement providing for, among other things, the grant of 600,000 stock options on July 1, 2005. The amendment also provides that if Mr. Luciano is terminated without cause, any stock options granted to Mr. Luciano that have vested at the time of termination shall remain outstanding and exercisable until the first anniversary of the date of termination, but in no event beyond the original term of such options.

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

Option/SAR Grants in Last Fiscal Year

The following table relates to options granted to the Named Executive Officers during the fiscal year ended June 30, 2005.

	Individual Grants					Potential Realizable
	Number of Securities Underlying Options /SARS		% of Total Options/SARS Granted to Employees	Exercise	Expiration	Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(a)
Name	Granted		in Fiscal Year	Price	Date	5%	10%
Richard Haddrill	35,000	(b)	0.92%	$14.77	6/13/15	325,108	823,886
	95,000	(c)	2.50%	17.16	10/27/14	—	653,979
	300,000	(d)	7.88%	13.35	12/22/14	2,518,723	6,382,939
Steven Des Champs	25,000	(e)	0.66%	13.86	8/17/14	217,912	552,232
	75,000	(e)	1.97%	11.16	1/18/15	526,385	1,333,963
Robert Saxton	50,000	(e)	1.31%	13.86	8/17/14	435,825	1,104,464
	40,000	(f)	1.05%	11.29	3/04/15	284,009	719,734
Mark Lerner	25,000	(e)	0.66%	13.86	8/17/14	217,912	552,232
Robert Luciano	600,000	(g)	15.75%	11.16	1/18/15	4,211,079	10,671,700
Robert Miodunski	—		—	—	—	—	—

(a)           Amounts shown in these columns are derived by multiplying the exercise price by the annual appreciation rates shown (compounded for the term of the options), multiplying this product by the number of shares of common stock covered by the options, and subtracting the aggregate exercise price of the options. The dollar amounts set forth under this heading are the result of calculations at the 5 percent and 10 percent rates set by the SEC, and are not intended to forecast possible future appreciation, if any, of the price of a share of common stock.

(b)          On June 13, 2005 each director of the Company received a grant of 35,000 fully vested options at an exercise price of $14.77 per share of common stock.

(c)           On June 13, 2005 the Company accelerated the vesting of these options such that they were fully vested as of June 13, 2005. See “—Employment and Severance Arrangements—Haddrill Employment Agreement” above and “—Acceleration of Option Vesting” below.

(d)          Options vest as follows: (i) 200,000 in one-third equal installments on each of October 1, 2005, October 1, 2006 and October 1, 2007 provided that Mr. Haddrill is continuously employed by the Company as Chief Executive Officer until each such vesting date, (ii) 100,000 on October 1, 2007 provided that Mr. Haddrill is continuously employed by the Company as Chief Executive Officer through such date, each except as otherwise provided in Mr. Haddrill’s employment agreement, as described above under “—Employment and Severance Arrangements—Haddrill Employment Agreement.”

(e)           Options vest in three equal installments on the first, second and third anniversaries of the date of grant.

(f)             Options vest in two equal installments on the first and second anniversaries of the date of grant.

(g)           Options vest in five equal installments on the first, second, third, fourth and fifth anniversaries of the date of grant.

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table reflects the options exercised during the fiscal year ended as of, and outstanding options held by the Named Executive Officers at, June 30, 2005:

	Shares Acquired on	Value	Number of Unexercised Options at June 30, 2005		Value of Unexercised In-the- Money Options at June 30, 2005(a)
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Richard Haddrill	—	—	780,000	300,000	$—	$201,000
Steven Des Champs	—	—	47,503	100,000	2,026	218,500
Robert Saxton	20,004	$115,073	133,335	90,000	9,000	117,200
Mark Lerner	—	—	47,503	25,000	2,026	4,000
Robert Luciano	—	—	—	600,000	—	1,716,000
Robert Miodunski	—	—	200,008	—	9,002	—

(a)           Represents the amount by which the market value of the underlying stock at June 30, 2005 ($14.02 per share) exceeds the aggregate exercise price of the options.

Acceleration of Option Vesting

On June 13, 2005, the Board of Directors approved a resolution accelerating the vesting and exerciseability of all outstanding, unvested stock options granted to employees with an exercise price equal to or greater than $15.00 per share. This accelerated vesting affected options for approximately 2,400,000 shares of the Company’s common stock, including an aggregate of 500,000 options granted to Mr. Haddrill pursuant to the Haddrill Agreement. All performance-based vesting criteria were also eliminated with respect to such 500,000 options of Mr. Haddrill. Sales of the shares of common stock acquired upon exercise of any such options referenced above are restricted in a manner such that the sales restrictions parallel the vesting requirements previously applicable to such options. The decision to accelerate vesting of these underwater stock options was made primarily to avoid recognizing compensation expense in the Company’s future statements of operations upon the Company’s adoption of SFAS No. 123R effective on July 1, 2005.  Because the options subject to the acceleration vesting were “underwater”, the Company believes that these options may not be offering a sufficient incentive to employees when compared to the potential future compensation expense that the Company would incur under SFAS 123R.

Directors’ Compensation

Arrangements with Directors.   Directors of the Company who are also employees are generally not separately compensated for their services as directors. Except as set forth below under “—Other Arrangements” with respect to Messrs. Robbins and Kirschbaum, and excluding Mr. DiCesare, each non-management director receives $50,000 per year plus $5,000 per year for each committee on which each non-management director serves, except that the chairman of each committee receives $10,000 for such committee service. Each new non-employee director receives a grant of options to purchase 50,000 shares of common stock upon appointment to the Board of Directors as well. Additionally, on June 13, 2005 each director received a fully vested option to purchase 35,000 shares of common stock at an exercise price of $14.77 per share. All options granted to directors of the Company remain outstanding for the full term, whether or not the director continues to be a director of the Company, unless the director resigns or is

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

removed as a director before the expiration of the term the director is serving at the time of the grant, in which event the options expire 60 days after resignation or removal. Directors are also reimbursed for their reasonable out-of-pocket expenses incurred on Company business. The Company may grant both employee and non-employee directors additional cash compensation and options as time commitments, responsibilities and other circumstances may warrant.

Director’s Share Ownership Guidelines.   The Board adopted a formal share ownership policy and guidelines for non-management directors on October 26, 2004. The guidelines specify that each non-management director shall acquire and hold common stock valued at twice the annual base compensation paid to the director at the time of the director’s appointment or election to the board. The policy further provides that purchases under the policy be made within three years of the director’s appointment, election or adoption date of the policy with the director holding at least that amount of stock during the director’s tenure.

On January 8, 2004, each director was granted options to purchase 195,000 shares of common stock at an exercise price of $24.65 per share. Effective June 13, 2005, the Board of Directors approved a resolution accelerating the vesting and exerciseability of all outstanding, unvested options granted to directors on January 8, 2004. All performance-based vesting criteria were also eliminated with respect to such options. Directors may not sell any of the shares of stock acquired upon exercise of these options before January 8, 2008.

Other Arrangements.   Effective July 1, 2004, the Company entered into an agreement with Mr. Robbins in which he agreed to serve as the Chairman of the Board of Directors and as a member of the Office of the Chairman for a period of three and one-half years. Pursuant to this agreement Mr. Robbins receives total fees of $325,000 per year for such services.

Effective July 1, 2004, the Company entered into an agreement with Mr. Kirschbaum in which he agreed to serve as a member of the Office of the Chairman for a period of three and one-half years. Pursuant to this agreement Mr. Kirschbaum receives fees of $100,000 per year for such services.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended June 30, 2005, Messrs. André, Haddrill, Kirschbaum, Robbins and Verner served on the Compensation Committee of the Board of Directors. Effective October 27, 2005, in response to the new requirements for the Compensation Committee to consist of only independent board members, the composition of the committee was changed to be comprised of Messrs. André, Robbins and Verner. Mr. Haddrill began serving as the Company’s President and Chief Executive Officer on September 30, 2004. Mr. Kirschbaum is the sole stockholder, director and officer of KIC, which, effective July 1, 2004, was party to an Advisory Services Agreement with the Company which calls for the Company to pay KIC $600,000 annually for advisory and related services for a period of three and one-half years.

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

Stock Performance Graph

The following graph compares the Company’s cumulative total stockholder return on its common stock for the five years ending June 30, 2005, with cumulative total return, assuming reinvestment of dividends, of (i) the S&P 500, (ii) the Russell 2000 and (iii) an index of peer companies the Company believes are comparable in terms of their lines of business. The company peer group consists of IGT, Progressive Gaming International Corporation, Shuffle Master and WMS Gaming. The presentation assumes a $100 investment on June 30, 2000, the last trading day prior to the end of the Company’s 2000 fiscal year. The Company has not paid any dividends during the applicable period.

Comparison of 60 Month Cumulative Return

	6/00	6/01	6/02	6/03	6/04	6/05
AGI	$100	$1,610.70	$2,047.58	$3,102.54	$2,815.42	$2,300.45
S&P 500	100	85.10	69.85	70.03	83.41	88.68
Russell 200	100	100.60	91.93	90.42	120.59	131.98
Peer group	100	230.40	186.35	329.34	513.72	410.87

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

The following table sets forth certain information as of December 6, 2005, with respect to the beneficial ownership of common stock, which constitutes our only outstanding class of voting securities, by (i) each person who, to our knowledge, beneficially owned more than 5% of the outstanding common stock, (ii) each director, (iii) the Named Executive Officers and (iv) all of our executive officers and directors as a group. Except as indicated, beneficial ownership includes the sole power to vote and to dispose of the securities in question. The mailing address for each of the beneficial owners listed below is c/o Alliance Gaming Corporation, 6601 South Bermuda Road, Las Vegas, Nevada 89119, unless noted otherwise.

	Amount of Beneficial		Percent of
Beneficial Owner	Ownership		Class
Alfred Wilms(1)	3,832,892		7.35%
Jacques André	363,572	(2)	*
Steve Des Champs	74,180	(3)	*
Anthony DiCesare	272,728	(4)	*
Richard Haddrill	1,152,927	(5)	2.18%
Joel Kirschbaum	2,455,602	(6)	4.63%
Mark Lerner	55,836	(7)	*
Robert Luciano	1,448,313	(8)	2.77%
Robert Miodunski	200,008	(9)	*
Stephen Race	50,000	(10)	*
David Robbins	642,148	(11)	1.22%
Robert L. Saxton	200,004	(12)	*
Kevin Verner	310,000	(13)	*
All executive officers and directors as a group	7,540,066	(14)	13.37%

*                         Less than 1%

(1)               Mr. Wilms’ mailing address is 2, St. Jansvliet, bus 6-2000 Antwerp, Belgium. Information with respect to Mr. Wilms’ beneficial ownership of common stock was taken from Schedule 13D dated January 6, 2004.

(2)               Includes 36,428 shares of common stock owned and 327,144 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days.

(3)               Includes 2,000 shares of common stock owned and 72,180 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days.

(4)               Represents shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days.

(5)               Includes 69,000 shares of common stock owned, 203,930 restricted stock units that are currently vested or will have been vested within 60 days and 879,997 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days.

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

(6)               Includes 1,530,390 shares of common stock owned and 925,212 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days.

(7)               Represents shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days.

(8)               Includes 1,328,313 shares of common stock owned and 120,000 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days.

(9)               Represents shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days.

(10)        Represents shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days.

(11)        Includes 87,144 shares of common stock owned and 555,004 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days.

(12)        Includes 50,004 shares of common stock owned and 150,000 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days.

(13)        Includes 10,000 shares of common stock owned and 300,000 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days.

(14)        Includes 4,182,357 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days.

Equity Compensation Plans

The information required by this Item 12 with respect to our equity compensation plans is set forth above under Item 5, Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plans.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Kirschbaum, a director of the Company, is the sole stockholder, director and officer of KIC, which, effective July 1, 2004, was party to an Advisory Services Agreement with the Company which calls for the Company to pay KIC $600,000 annually for advisory and related services for a period of three and one-half years.

In December 2004, we settled the earn out related to the acquisition of SDG with the former shareholder of SDG for an aggregate amount of $40 million consisting of a one-time cash payment of $12.0 million and the issuance of $28.0 million in subordinated debt. Mr. Luciano, the Company’s Chief Technology Officer, was the primary shareholders of SDG. Mr. Luciano received approximately $7.4 million in cash and $17.2 million in subordinated debt in connection with the settlement. On June 28, 2005, the Company converted an aggregate of $14.0 million in subordinated debt and accrued interest thereon into approximately 1.0 million shares of common stock. Mr. Luciano received 881,841 of the approximately 1.0 million shares of common stock The remaining $14.0 million in subordinated debt payable in connection with the settlement to the former SDG shareholders, including Mr. Luciano, is payable in annual installments through 2009. At the Company’s discretion, the note principal and accrued interest thereon can be paid in cash, or can be converted into shares of the Company’s common stock using the average stock price for the 20 business days prior to the delivery of such shares.

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

We also lease a warehouse and office facility from an entity owned by Mr. Luciano. Rental payments for the fiscal years ended June 30, 2005 and 2004 totaled $412,000 and $103,000, respectively.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees paid to Registered Public Accounting Firm

The following table presents the aggregate fees billed by Deloitte & Touche LLP, our principal Independent Registered Public Accounting Firm, for services provided during fiscal years 2005 and 2004:

	2005	2004
Audit fees	$3,077,160	$332,400
Audit-related fees(1)	158,115	154,218
Tax fees(2)	673,523	680,147
All other fees(3)	—	20,600
Total Fees	$3,908,798	$1,187,365

(1)          Consists primarily of fees paid for accounting and auditing consultation services, audits of the Company’s employee benefits plans and services related to Sarbanes-Oxley readiness.

(2)          Consists primarily of fees paid for tax compliance and preparation services and tax consultation relating to the acquisition or disposition of certain subsidiaries.

(3)          Consists primarily of fees paid for consultation regarding stock compensation and other matters.

The Audit Committee reviews and approves all services to be provided by Deloitte & Touche LLP. The Audit Committee has considered the effect of non-audit services provided by Deloitte & Touche LLP on Deloitte & Touche LLP’s independence, and does not believe that such independence has been impaired or otherwise compromised.

Pre-Approval Policy

Pursuant to the Audit Committee’s pre-approval policies and procedures for certain audit and non-audit services, the Company’s external auditor cannot be engaged to provide any audit and non-audit services to the Company unless the engagement is pre-approved by the Audit Committee in compliance with the Sarbanes-Oxley Act of 2002. The audit, audit related, tax and other fees and services described above were pre-approved by the Audit Committee for 2005 and 2004.

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report on Form 10-K:

1.                 Financial Statements:

•       Report of Independent Registered Public Accounting Firm

•       Consolidated Balance Sheets as of June 30, 2005 and 2004 (restated).

•       Consolidated Statements of Operations for the Years Ended June 30, 2005, 2004 (restated) and 2003 (restated)

•       Consolidated Statements of Stockholders’ Equity  for the Years Ended June 30, 2005, 2004 (restated) and 2003 (restated)

•       Consolidated Statements of Cash Flows for the Years Ended June 30, 2005, 2004 (restated) and 2003 (restated)

•       Notes to consolidated financial statements

2.                 Financial Statement Schedules:  Not applicable.

3.                 Exhibits:

Exhibit Number	Description
2.1

Amended and Restated Stock Purchase Agreement by and among Alliance Gaming Corporation, Sierra Design Group, and Robert Luciano, as Trustee for the Robert Luciano Family Trust, dated March 2, 2004, filed on March 12, 2004 as Exhibit 2.1 to the Current Report on Form 8-K of Alliance Gaming Corporation, and incorporated herein by reference.

2.2*

Amendment No. 1, dated December 30, 2004, to the Amended and Restated Stock Purchase Agreement, dated March 2, 2004, by and among Alliance Gaming Corporation, Sierra Design Group, and Robert Luciano, as Trustee for the Robert Luciano Family Trust.

2.3

Agreement and Plan of Merger by and among Alliance Gaming Corporation, APT Games, Inc., United Coin Machine Co., and Century Gaming, Inc. dated May 4, 2004, filed on July 6, 2004 as Exhibit 2.1 to the Current Report on Form 8-K of Alliance Gaming Corporation, and incorporated herein by reference.

3.1

Restated Articles of Incorporation of Alliance Gaming Corporation, as amended, filed on May 7, 2004 as Exhibit 4.6 to the Registration Statement on Form S-8 (File No. 333-115271) of Alliance Gaming Corporation, and incorporated herein by reference.

3.2*	Bylaws of Alliance Gaming Corporation.
4.1

Rights Agreement dated as of March 9, 1998 between Alliance Gaming Corporation and American Stock Transfer & Trust Company, filed on March 10, 1998 as Exhibit 1 to the Registration Statement on Form 8-A of Alliance Gaming Corporation, and incorporated herein by reference.

4.2*	First Amendment to Rights Agreement dated as of September 15, 1998 between Alliance Gaming Corporation and American Stock Transfer & Trust Company.

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

10.1

Loan Agreement, dated as of September 5, 2003 among Alliance Gaming Corporation, the various lenders named therein, Bank of America, N.A. as Administrative Agent, CIBC World Markets Corp., as Syndication Agent and Wells Fargo Bank, N.A., as Documentation Agent, filed On September 12, 2003 as Exhibit 99.2 to the Current Report on Form 8-K of Alliance Gaming Corporation, and incorporated herein by reference.

10.2*

Amendment No. 1 dated February 18, 2004 to Loan Agreement, dated as of September 5, 2003 among Alliance Gaming Corporation, the various lenders named therein, Bank of America, N.A. as Administrative Agent, CIBC World Markets Corp., as Syndication Agent and Wells Fargo Bank, N.A., as Documentation Agent.

10.3

Amendment No. 2 dated December 10, 2004 Loan Agreement, dated as of September 5, 2003 among Alliance Gaming Corporation, the various lenders named therein, Bank of America, N.A. as Administrative Agent, CIBC World Markets Corp., as Syndication Agent and Wells Fargo Bank, N.A., as Documentation Agent, filed on December 15, 2004 as Exhibit 10.1 to the Current Report on Form 8-K of Alliance Gaming Corporation, and incorporated by reference.

10.4

Alliance Gaming Corporation 1996 Long Term Incentive Plan, filed on August 21, 1997 with the Registration Statement on Form S-8 (File No. 333-34077) of Alliance Gaming Corporation, and incorporated herein by reference.

10.5*	Restricted Stock Agreement by and between Alliance Gaming Corporation and Richard Haddrill, dated as of June 30, 2004.
10.6*	Stock Option Agreement by and between Alliance Gaming Corporation and Richard Haddrill, dated as of June 30, 2004.
10.7*	Stock Option Agreement by and between Alliance Gaming Corporation and Richard Haddrill, dated as of October 27, 2004.
10.8*	Restricted Stock Agreement by and between Alliance Gaming Corporation and Richard Haddrill, dated as of December 22, 2004.
10.9

Alliance Gaming Corporation Amended and Restated 2001 Long Term Incentive Plan, filed on November 2, 2004 as Exhibit 4.1 to Post Effective Amendment No. 1 to Registration Statement on Form S-8 (File No. 333-115271) of Alliance Gaming Corporation, and incorporated herein by reference.

10.10

Amendment No. 1 to the Alliance Gaming Corporation Amended and Restated 2001 Long Term Incentive Plan, filed on January 15, 2005 as Exhibit 4.2 to the Registration Statement on Form S-8 (File No. 333-122064) of Alliance Gaming Corporation, and incorporated herein by reference.

10.11*	Form of Stock Option Agreement.
10.12*	Form of Director Stock Option Agreement.
10.13*	Form of Director Stock Option Agreement dated June 13, 2005.
10.14*	Casino Management Agreement, dated as of October 28, 1993, among Rainbow Casino Partnership -Vicksburg, L.P., Mississippi Ventures, Inc. and The Rainbow Casino Corporation.

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

10.15*	Second Amended and Restated Agreement of Limited Partnership, dated as of March 29,1995, by and between United Gaming Rainbow and The Rainbow Casino Corporation.
10.16

Amended and Restated Trademark License Agreement dated July 8, 1992, by and between Bally Gaming International, Inc. and Bally Manufacturing Corporation, filed on July 9, 1992 as Exhibit 10(i)(d) to the Registration Statement on Form S-1 (File No. 33-48347) of Bally Gaming International, Inc., and incorporated herein by reference.

10.17*

Second Amendment to Trademark License Agreement and Settlement Agreement, dated March 31, 1995, by and between Bally Entertainment Corporation and Bally Gaming International, Inc. and Bally Gaming, Inc.

10.18

Third Amendment to Trademark License Agreement and Settlement Agreement dated May 10, 1996, by and between Bally Entertainment Corporation, Alliance Gaming Corporation and BGII Acquisition Corp., filed on May 29, 1996 as Exhibit 10.77 to Amendment No. 2 to the Registration Statement on Form S-2 (File No. 333-02145) of Alliance Gaming Corporation, and incorporated herein by reference.

10.19

Agreement between Alliance Gaming Corporation and David Robbins dated July 1, 2004, filed on July 6, 2004 as Exhibit 10.3 to the Current Report on Form 8-K of Alliance Gaming Corporation, and incorporated herein by reference.

10.20

Advisory Services agreement between Alliance Gaming Corporation and Kirkland Investment Corporation dated July 1, 2004, filed on July 6, 2004 as Exhibit 10.5 to the Current Report on Form 8-K of Alliance Gaming Corporation, and incorporated herein by reference.

10.21*

Prepayment Agreement, dated as of June 28, 2005 by and among Alliance Gaming Corporation, Robert Luciano, Jr. and Robert Luciano, Jr. as trustee of the Robert Luciano Family Trust dated February 27, 1995.

10.22

Employment Agreement between Alliance Gaming Corporation and Richard Haddrill, dated as of June 30, 2004, filed on July 6, 2004 as Exhibit 10.1 to the Current Report on Form 8-K of Alliance Gaming Corporation, and incorporated herein by reference.

10.23

Amendment dated December 22, 2004, to the Employment Agreement by and between Alliance Gaming Corporation and Richard Haddrill, filed on February 9, 2005 as Exhibit 10.40 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference.

10.24*	Second Amendment to Employment Agreement by and between Alliance Gaming Corporation and Richard Haddrill, effective as of June 13, 2005.
10.25

Amended and Restated Employment Agreement, effective April 24, 2001, between Alliance Gaming Corporation and Robert L. Miodunski, filed on September 27, 2001 as Exhibit 10.30 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001, and incorporated herein by reference.

10.26

Separation and Consulting Agreement dated as of June 30, 2004 by and between Alliance Gaming Corporation and Robert L. Miodunski, filed on July 6, 2004 as Exhibit 10.2 to the Current Report on Form 8-K of Alliance Gaming Corporation, and incorporated herein by reference.

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

10.27*	Employment Agreement dated January 28, 2000 between Alliance Gaming Corporation and Steve Des Champs.
10.28

Employment Agreement dated August 15, 2000 between Alliance Gaming Corporation and Mark Lerner, filed on September 26, 2002 as Exhibit 10.35 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2002 of Alliance Gaming Corporation, and incorporated herein by reference.

10.29*	Employment Agreement dated March 2, 2004 between Alliance Gaming Corporation and Robert Luciano.
10.30*	Amendment dated April 13, 2005 to Employment Agreement between Alliance Gaming Corporation and Robert Luciano.
10.31*	Executive Employment Agreement dated March 9, 2005 by and between Alliance Gaming Corporation and Ramesh Srinivasan.
21*	Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*       Filed herewith.

ALLIANCE GAMING CORPORATION
FORM 10-K
Year Ended June 30, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

aLLIANCE gAMING CORPORATION		DATED: December 29, 2005
By	/s/ RICHARD M. HADDRILL
Richard M. Haddrill
Chief Executive Officer
(Principal Executive Officer)
By	/s/ STEVEN M. DES CHAMPS
Steven M. Des Champs
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ RICHARD M. HADDRILL	Chief Executive Officer	December 29, 2005
Richard M. Haddrill	(Principal Executive Officer), and Director
/s/ STEVEN M. DES CHAMPS	Senior Vice President and Chief Financial Officer	December 29, 2005
Steven M. Des Champs	(Principal Financial and Accounting Officer)
/s/ JACQUES ANDRÉ	Director	December 29, 2005
Jacques André
/s/ ANTHONY DICESARE	Director	December 29, 2005
Anthony DiCesare
/s/ JOEL KIRSCHBAUM	Director	December 29, 2005
Joel Kirschbaum
/s/ STEPHEN RACE	Director	December 29, 2005
Stephen Race
/s/ DAVID ROBBINS	Director and Chairman of the Board	December 29, 2005
David Robbins
/s/ KEVIN VERNER	Director	December 29, 2005
Kevin Verner

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alliance Gaming Corporation:

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Alliance Gaming Corporation and Subsidiaries (the “Company”) as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance Gaming Corporation and Subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 29, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

As discussed in Note 2 to the consolidated financial statements, the accompanying 2004 and 2003 consolidated financial statements have been restated.

DELOITTE & TOUCHE LLP
Las Vegas, Nevada
December 29, 2005

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In 000s except share amounts)

	June 30,	June 30,
	2005	2004
		(As restated, see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$33,170	$154,258
Restricted cash	13,421	15,590
Accounts and notes receivable, net of allowances for doubtful accounts of $10,156 and $8,850	99,430	128,317
Inventories	62,920	63,280
Deferred tax assets, net	29,192	19,602
Other current assets	27,439	28,955
Assets of discontinued operations held for sale	—	4,442
Total current assets	265,572	414,444
Long-term investments (restricted)	10,060	2,528
Long-term receivables , net of allowance for doubtful accounts of $11 and $12	7,450	18,132
Leased gaming equipment, net of accumulated depreciation of $42,495 and $24,903	51,850	52,813
Property, plant and equipment, net of accumulated depreciation of $40,766 and $29,222	66,036	68,845
Goodwill	161,444	127,672
Intangible assets, net of accumulated amortization of $17,356 and $11,472	49,451	57,729
Deferred tax assets, net	16,622	14,020
Other assets, net	19,609	12,248
Total assets	$648,094	$768,431
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,807	$37,515
Accrued liabilities	43,239	48,415
Deferred revenue	31,293	37,635
Jackpot liabilities	13,025	12,075
Income taxes payable	1,752	5,718
Current maturities of long-term debt, including $6,006 and $1,218 owed to related parties	10,163	5,866
Liabilities of discontinued operations held for sale	—	4,337
Total current liabilities	136,279	151,561
Long-term debt, net of current maturities, including $13,200 and $5,218 owed to related parties	324,954	423,089
Other liabilities	6,931	6,092
Total liabilities	468,164	580,742
Minority interest	993	1,326
Stockholders’ equity:
Special stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 115 shares issued and outstanding	12	12
Common stock, $.10 par value; 100,000,000 shares authorized; 52,649,000 and 51,426,000 shares issued and outstanding	5,268	5,145
Treasury stock at cost, 526,000 and 513,000 shares	(665)	(501)
Deferred compensation (restricted stock units)	(6,563)	(6,500)
Additional paid-in capital	211,994	194,040
Accumulated other comprehensive income	1,219	1,524
Accumulated deficit	(32,328)	(7,357)
Total stockholders’ equity	178,937	186,363
Total liabilities and stockholders’ equity	$648,094	$768,431

See accompanying notes to consolidated financial statements.

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In 000s, except per share amounts)

	Year Ended June 30,
	2005	2004	2003
		(As restated, see Note 2)	(As restated, see Note 2)
Revenues:
Gaming Equipment and Systems	$431,993	$428,128	$312,267
Casino operations	52,037	52,280	50,945
	484,030	480,408	363,212
Costs and expenses:
Cost of gaming equipment and systems	243,730	192,790	144,725
Cost of casino operations	18,727	20,043	21,208
Selling, general and administrative	156,106	124,419	94,710
Research and development costs	43,366	36,615	19,955
Restructuring charges	3,654	—	—
Impairment charges	3,599	—	—
Depreciation and amortization	20,570	14,404	10,950
	489,752	388,271	291,548
Operating income (loss)	(5,722)	92,137	71,664
Other income (expense):
Interest income	1,340	2,253	220
Interest expense	(18,201)	(17,934)	(25,645)
Loss on extinguishment of debt	(564)	(12,293)	—
Other, net	565	(594)	398
Income (loss) from continuing operations before income taxes and minority interest	(22,582)	63,569	46,637
Income tax expense (benefit)	(6,510)	21,513	16,516
Minority interest	(4,245)	(2,309)	(2,009)
Income (loss) from continuing operations	(20,317)	39,747	28,112
Income (loss) from discontinued operations, net of income taxes	(4,654)	40,889	(17,638)
Net income (loss)	$(24,971)	$80,636	$10,474
Basic earnings (loss) per share:
Continuing operations	$(0.40)	$0.79	$0.57
Discontinued operations	(0.09)	0.82	(0.36)
Total	$(0.49)	$1.61	$0.21
Diluted earnings (loss) per share:
Continuing operations	$(0.40)	$0.78	$0.56
Discontinued operations	(0.09)	0.80	(0.36)
Total	$(0.49)	$1.58	$0.20
Weighted average shares outstanding:
Basic	51,114	50,113	49,153
Diluted	51,114	51,248	50,139

See accompanying notes to consolidated financial statements.

F-4

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2005, 2004, AND 2003
(In 000s)

	Common Stock		Series E Special	Treasury	Deferred	Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Dollars	Stock	Stock	Compensation	Capital	Income (loss)	Deficit	Equity
Balances at June 30, 2002, as previously reported	49,227	$ 4,927	$ 12	$ (501)	$ —	$ 157,866	$ (19,364)	$ (96,954)	$ 45,986
Prior period adjustment (see Note 2)	—	—	—	—	—	—	—	(1,513)	(1,513)
Balances at June 30, 2002 , as restated (see Note 2)	49,227	4,927	12	(501)	—	157,866	(19,364)	(98,467)	44,473
Net income (As restated, see Note 2)	—	—	—	—	—	—	—	10,474	10,474
Foreign currency translation adjustment	—	—	—	—	—	—	8,760	—	8,760
Reversal of foreign currency translation adjustments for Bally Wulff (see Note 4)	—	—	—	—	—	—	11,891	—	11,891
Total comprehensive income (As restated, see Note 2)	—	—	—	—	—	—	—	—	31,125
Shares issued upon exercise of stock options	706	69	—	—	—	2,487	—	—	2,556
Tax benefit of employee stock option exercises	—	—	—	—	—	2,914	—	—	2,914
Balances at June 30, 2003, as restated (see Note 2)	49,933	4,996	12	(501)	—	163,267	1,287	(87,993)	81,068
Net income (As restated, see Note 2)	—	—	—	—	—	—	—	80,636	80,636
Foreign currency translation adjustment	—	—	—	—	—	—	237	—	237
Total comprehensive income (As restated, see Note 2)	—	—	—	—	—	—	—	—	80,873
Restricted stock units issued	—	—	—	—	(6,500)	6,500	—	—	—
Restricted shares issued upon acquisition of Sierra Design Group (“SDG”)	662	66	—	—	—	11,883	—	—	11,949
Additional paid in capital upon issuance of warrants	—	—	—	—	—	886	—	—	886
Shares issued upon exercise of options	831	83	—	—	—	7,205	—	—	7,288
Tax benefit of employee stock option exercises	—	—	—	—	—	4,299	—	—	4,299
Balances at June 30, 2004 (As restated, see Note 2)	51,426	5,145	12	(501)	(6,500)	194,040	1,524	(7,357)	186,363
Net loss	—	—	—	—	—	—	—	(24,971)	(24,971)
Foreign currency translation adjustment	—	—	—	—	—	—	(305)	—	(305)
Total comprehensive loss	—	—	—	—	—	—	—	—	(25,276)
Restricted stock units issued	—	—	—	—	(2,126)	2,126	—	—	—
Restricted stock amortization	—	—	—	—	2,063	—	—	—	2,063
Repurchase of shares for treasury	—	—	—	(164)	—	—	—	—	(164)
Shares issued upon exercise of stock options	199	21	—	—	—	1,097	—	—	1,118
Shares issued upon the partial retirement of subordinated note	1,024	102	—	—	—	14,209	—	—	14,311
Tax benefit of employee stock option exercises	—	—	—	—	—	522	—	—	522
Balances at June 30, 2005	52,649	$ 5,268	$ 12	$ (665)	$ (6,563)	$ 211,994	$ 1,219	$ (32,328)	$ 178,937

ALLIANCE GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In 000s)

	Fiscal Years Ended June 30,
	2005	2004	2003
		(As restated, see Note 2)	(As restated, see Note 2)
Cash flows from operating activities:
Net income (loss)	$(24,971)	$80,636	$10,474
Income (loss) from discontinued operations	4,654	(40,889)	17,638
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	47,869	31,484	20,436
Stock-based compensation	2,063	—	—
Tax benefit of employee stock option exercise	522	4,299	2,914
Loss on extinguishment of debt	564	12,293	—
Deferred income taxes	(7,393)	19,719	14,308
Provision for losses on receivables	5,134	2,207	825
Other operating activities of discontinued operations	(4,172)	2,587	6,758
Inventory and other assets write-downs	30,015	—	38,728
Other	4,179	1,453	884
Change in operating asset and liabilities, net of effects of business acquired:
Purchase of appeal bond	(7,361)	—	—
Accounts and notes receivable	33,112	(20,926)	(49,284)
Inventories	(11,679)	(8,036)	584
Other current assets	1,071	(5,848)	(8,643)
Accounts payable	(876)	7,382	7,278
Accrued liabilities, deferred revenue and jackpot liabilities	(20,593)	25,643	7,333
Net cash provided by operating activities	52,138	112,004	70,233
Cash flows from investing activities:
Additions to property, plant, and equipment	(12,430)	(11,840)	(9,759)
Additions to leased gaming equipment	(40,589)	(38,109)	(21,357)
Settlement of acquisition related contingency	(12,000)	—	—
Acquisitions, net of cash acquired	—	(123,495)	(11,528)
Additions to other long-term assets	(2,157)	(14,956)	(3,671)
Restricted cash and investments	116	(2,776)	(8,193)
Other investing activities of discontinued operations	—	(16,001)	(11,975)
Proceeds from sale of net assets discontinued operations	1,911	155,212	—
Net cash used in investing activities	(65,149)	(51,965)	(66,483)
Cash flows from financing activities:
Capitalized debt issuance costs	(1,053)	(6,954)	—
Premium paid on early redemption of debt	—	(5,399)	—
Proceeds from issuance of long-term debt	—	350,000	—
Debt extinguished in refinancing	—	(337,625)	—
Net change in revolving credit facility	(70,000)	70,000	—
Pay down of term loan due to sale of net assets of discontinued operations	(31,618)	—	—
Reduction of long-term debt	(6,336)	(3,485)	(4,735)
Purchase of treasury shares	(164)	—	—
Other financing activities of discontinued operations		(4,186)	(2,998)
Proceeds from exercise of stock options and warrants	1,118	7,288	2,556
Net cash (used in) provided by financing activities	(108,053)	69,639	(5,177)
Effect of exchange rate changes on cash	(24)	174	286
Cash and cash equivalents:
Increase (decrease) for year	(121,088)	129,852	(1,141)
Balances, beginning of year	154,258	24,406	25,547
Balances, end of year	$33,170	$154,258	$24,406

See accompanying notes to consolidated financial statements

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Alliance Gaming Corporation (“Alliance” or the “Company”), a Nevada corporation, is a diversified, worldwide gaming company that (i) designs, manufactures and distributes gaming machines and computerized monitoring systems for gaming machines and (ii) owns and operates one casino.

During fiscal years 2004 and 2005, the Company disposed of several businesses including its Nevada and Louisiana route operations, its Bally Wulff business in Germany and its Rail City Casino operation. Accordingly, these businesses have been classified as discontinued operations for all periods presented (see Note 5).

In fiscal year 2004, the Company completed the acquisitions of Crown Gaming, LTD (“Crown”), MindPlay LLC (“MindPlay”) and Sierra Design Group (“SDG”) (see Note 4).

Principles of presentation and consolidation

The accompanying consolidated financial statements include the accounts of Alliance Gaming Corporation, and its wholly owned and partially owned, controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company is the general partner of Rainbow Casino Vicksburg Partnership (“RCVP”), the partnership that operates the Rainbow Casino. Pursuant to transactions consummated in March 1995, the Rainbow Corporation, which was the former general partner of RCVP, became a limited partner entitled to receive 10% of the net available cash flows after debt service and other items, as defined (which amount increases to 20% of such amount when annual revenues exceed $35.0 million but only on such incremental amount), payable quarterly through December 31, 2010. The Company holds the remaining economic interest in the partnership.

The Company consolidates RCVP and records minority interest expense to reflect the portion of the earnings of RCVP attributable to the minority shareholders.

The Company also consolidates certain Atlantic City progressive trusts in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN”), Consolidation of Variable Interest Entities (“VIE’s”) which addresses consolidation by a business enterprise of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (2) will hold a significant variable interest in, or have significant involvement with, an existing VIE. For the fiscal year 2005, the Company consolidated $5.5 million in revenues and $6.1 million in related expenses, as well as $5.8 million total assets and liabilities, primarily consisting of restricted cash accounts and restricted investments (included in other assets in the consolidated balance sheet) and related jackpot liabilities.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the current year presentation. The most significant reclassification was depreciation on leased gaming equipment which has been reclassified from depreciation and amortization to cost of gaming equipment, and systems, totaling $17.1 million and $9.5 million for the fiscal years ended June 30, 2004 and 2003, respectively.

Cash and cash equivalents

Cash equivalents consist of highly liquid debt instruments purchased with an original maturity of three months or less at the date of purchase and are carried at cost, which approximates market value. Cash and cash equivalents also includes cash utilized in Casino Operations which is held in vaults, cages or change banks which totaled $2.7 million and $2.1 million at June 30, 2005 and 2004, respectively.

Restricted cash

The Company also maintains jackpot reserve accounts totaling approximately $13.4 million and $15.6 million at June 30, 2005 and 2004, respectively, to ensure availability of funds to pay wide-area progressive jackpot awards, which are classified as restricted cash.

Accounts Receivable, Notes Receivable and Allowance for Doubtful Accounts

Accounts and notes receivable are stated at face amounts less an allowance for doubtful accounts. The Company evaluates its receivables and establishes the allowance for doubtful accounts based on a combination of factors including but not limited to customer circumstances, credit conditions and a history of write-offs and collections. The Company’s receivables are considered past due if payments have not been received within agreed upon invoice terms. With regard to notes receivable, interest income is recognized ratably over the life of the note receivable.

Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market. Cost elements included in work-in-process and finished goods include raw materials, freight, direct labor and manufacturing overhead. Inventories consist of the following (in 000s):

	As of June 30,
	2005	2004
Raw materials	$15,975	$26,632
Work-in-process	5,690	3,324
Finished goods	41,255	33,324
Total	$62,920	$63,280

The Company recorded inventory write-downs totaling approximately $26.4 million during the year ended June 30, 2005. These charges are classified in cost of gaming equipment and systems in the consolidated statements of operations.

Restricted long-term investments

The Company purchases U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive annual or weekly installment payments. These securities are held to maturity and recorded at cost plus interest accretion to date in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Such securities are included in restricted long-term investments in the consolidated balance sheets, and totaled $10.1 million and $2.5 million as of June 30, 2005 and 2004, respectively.

Other current assets

Deferred costs are charged to cost of gaming equipment and systems when the related deferred revenue is recognized. Prepaid and deferred royalties consist mainly of royalty and license fees paid for the use of third party trade names, celebrity likenesses, content, and other intellectual property rights. Royalties are expensed to cost of gaming equipment and systems over the estimated period of expected consumption based on forecasted sales and placement schedules ranging from one to five years. If a pattern cannot be reliably determined, such costs are expensed using the straight-line method over the contract life. The Company also evaluates the realization of capitalized amounts and any portions deemed unrealizable are charged to cost of gaming equipment and systems. (see Note 8).

Property, plant and equipment and leased gaming equipment

Property, plant and equipment is stated at cost and depreciated over the estimated useful lives or lease term, if less, using the straight line method as follows: buildings and improvements, 28 to 40 years; gaming equipment, 4 to 7 years; furniture, fixtures and equipment, 3 to 7 years; and leasehold improvements, 5 to 10 years. Leased gaming equipment is stated at cost and depreciated over its estimated useful life ranging from 2 to 4 years. In the June 30, 2005 fiscal year, the Company evaluated the useful life of its leased games and reduced the lives on all games to two years and recorded the change in estimate prospectively.

Property, plant and equipment and leased gaming equipment consist of the following (in 000s):

	2005	2004
Land and land improvements	$19,335	$19,086
Buildings and leasehold improvements	34,710	29,937
Gaming equipment	28,864	28,223
Furniture, fixtures and equipment	23,893	20,821
Less accumulated depreciation	(40,766)	(29,222)
Property, plant and equipment, net	$66,036	$68,845
Leased gaming equipment	$94,345	$77,716
Less accumulated depreciation	(42,495)	(24,903)
Leased gaming equipment, net	$51,850	$52,813

Depreciation and Amortization Expense

For the fiscal years ended June 30, 2005, 2004 and 2003, depreciation and amortization expense totaled $47.9 million, $31.5 million and $20.5 million, respectively. Of these amounts, $27.3 million, $17.1 million and $9.5 million of depreciation and amortization expense were classified as cost of gaming equipment and systems in the consolidated statements of operations.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets are measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset, undiscounted and without interest. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. For assets held for sale, the Company carries such assets at fair value less estimated costs to sell.

In July 2001, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets”, which requires companies to cease amortizing goodwill and certain intangible assets with indefinite useful lives. Instead, goodwill and intangible assets deemed to have indefinite useful lives are to be reviewed for impairment annually based on the difference between the carrying amount and the fair value of the assets.

The Company evaluates the carrying value of goodwill for impairment annually during the fourth quarter of each fiscal year or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Indicators that could trigger an impairment review include changes in legal, regulatory, or economic factors, market conditions or operational performance. Impairment is measured as the difference between the carrying amount and the fair value of the goodwill and is recognized as a component of income from operations.

Other Intangible Assets

Intangible assets consist primarily of acquisition-related software and trademarks, which are amortized over 3 to 13 years (see Note 7).

Jackpot Liabilities and Expenses

The Company recognizes a liability for jackpots not yet won and jackpot expense for the cost to fund jackpots in the future. Jackpots are payable either in equal installments over 20 years, or immediately in the case of instant win progressive jackpots. Winners may elect to receive a single payment for the present value of a jackpot discounted at applicable interest rates in lieu of annual installments. Interest rates eligible for use in the single payment calculation vary by jurisdiction and are impacted by market forces and other economic conditions.

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

Revenue recognition

The Company derives revenues from the following sources: 1) sale of gaming machines (Gaming Equipment), 2) sales of computerized monitoring systems and related recurring hardware and software maintenance revenue (Systems), 3) operation of wide-area progressive systems, and lease of gaming machines (Gaming Operations revenue) and 4) Casino Operations.

Gaming and systems revenue is recognized in accordance with the provisions of SOP No. 97-2, as amended, and is recognized when all of the following have been satisfied:

•       Persuasive evidence of an arrangement exists;

•       Delivery has occurred;

•       The vendors’ fee is fixed or determinable, and

•       Collectibility is probable.

The Company sells gaming machines and computerized monitoring systems either through credit terms of 120 days or less or with credit terms that may extend up to five years under contracts of sale secured by the related equipment, with interest recognized at market rates. The Company performed a review of contracts, with extended payment terms in excess of 6 months, to determine whether there was sufficient history to conclude that the Company has a history of collecting under the original payment terms. The Company concluded that sufficient history existed for extended payment term contracts of 24 months or less. Accordingly, revenue is recorded in accordance with the terms of sale for contracts with terms of 24 months or less, or as cash is received for contracts with payment terms in excess of 24 months.

The Company also sells gaming devices under arrangements in which there are multiple elements, as that term is defined in SOP No. 97-2. Contracts may contain multiple elements such as a combination of gaming devices, central site monitoring equipment, systems software, license fees and training.  The Company allocates revenue to each element based upon its fair value as determined by “vendor specific objective evidence.”  Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately. In addition, software license updates and product support services are measured by the renewal rate offered to the customer.

The Company recognizes revenue when the product is delivered or over the period in which the service is performed and defers revenue for any undelivered elements. If the Company cannot objectively determine the fair value of any undelivered elements included in the arrangement, all revenues are deferred until all of the elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered element.

The majority of the Company’s software license arrangements are non-perpetual and include software license updates and product support which are recognized ratably over the term of the arrangement, typically one year. Software license updates provide customers with rights to unspecified software product upgrades, maintenance and patches released during the term of the support period.  The majority of the Company’s customers purchase both software and hardware maintenance and product support when they purchase the systems. In addition, substantially all customers renew these maintenance agreements annually.  Revenue from multi-year licensing arrangements are accounted for as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably over the billing coverage period, generally one year.

The gaming operation division earns recurring revenue that consists of the operation of wide-area progressive jackpot systems and revenues from gaming machines placed in casinos on a daily lease or rental basis. Revenue from these sources is recognized based on the contractual terms of the participation or rental agreements and is generally based on a share of money wagered, a share of the net winnings, or on a fixed daily rental rate basis.

In accordance with industry practice, we recognize gaming revenues in our casino operations as the net win from gaming machine operations, which is the difference between coins and currency deposited into the machines and payments to customers.

Capitalized Regulatory Approval Costs

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, internally generated software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established.

Bally Gaming and Systems incurs significant regulatory approval costs for its products. Such costs are capitalized once technological feasibility has been established and are amortized generally over three years reflective of the estimated product life cycle. Product testing costs related to projects that are discontinued are expensed when such determination is made. Fees incurred for such regulatory approvals totaled approximately $8.9 million and $8.5 million for the fiscal years ended June 30, 2005 and 2004, respectively. Of these amounts incurred, during the fiscal years ended June 30, 2005 and 2004, the Company capitalized a total of $2.0 million and $4.8 million respectively that was directly attributable to products and amortization expense for previously capitalized amounts that totaled $0.9 million and $0.8 million respectively. During fiscal year 2005, the Company modified its capitalization policy, which previously had no minimum, to capitalize individual charges greater than $1,000.

The Company has a review process which includes a full review of the costs incurred and the nature and prospects of the related product. After costs are capitalized, they are monitored to ensure that they are earning revenues through product sales. Future write-offs are possible if such products do not produce adequate cash flows.

Promotional allowances

The Company accounts for promotional allowances and other cash based incentives in accordance with Emerging Issues Task Force (“EITF”) Issue 00-22, “Accounting for ‘Points’ and certain other Time-Based or Volume-Based Sales Incentive Offers, and Offers For Free Products or Service to be Delivered in the Future.” EITF 00-22 requires that sales incentives such as cash rewards provided to player club members be recorded as a reduction of revenue rather than as an operating expense. These incentives totaled $3.2 million, $3.8 million and $3.7 million for the years ended June 30, 2005, 2004 and 2003, respectively.

Allowances For Doubtful Accounts

Allowances for doubtful accounts are maintained at levels determined by the Company’s management to adequately provide for collection losses. In determining estimated losses, the Company’s management considers economic conditions, the activity in gaming markets, the financial condition of customers, changes in technology and other factors which management believes are relevant.

Advertising costs

The Company expenses advertising costs as incurred, which totaled $12.2 million, $11.3 million and $10.0 million for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

Warranty expense

Gaming devices are typically sold with a 90-day parts and labor warranty. For system sales, the Company provides several after-sales, value-added services to customers including customer education programs, a 24-hour customer service telephone hot-line, an Internet web site for technical support, field service support programs, and spare parts programs. Historical warranty expense as a percentage of Gaming and Systems segment revenues has been less than 1%, and is charged to cost of sales. Warranty expense is calculated using historical statistical data, and totaled $1.0 million, $1.7 million and $0.9 million for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

The activity in the accrued warranty account, which is included in accrued liabilities on the balance sheet, is as follows (in 000s):

	2005	2004
Balances at beginning of year	$508	$344
Warranty costs incurred	(813)	(2,319)
Accrual for new warranties issued	719	2,483
Balance at end of year	$414	$508

Research and development

Research and development costs are charged to expense as incurred.

Deferred Revenue

Deferred revenue consists of amounts collected or billed in excess of recognizable revenue (see Note 9).

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

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts reflected in the accompanying consolidated balance sheets for cash equivalents, receivables, investment to fund jackpot liabilities, accounts payable, jackpot liabilities, accrued liabilities and variable rate long-term debt approximate their respective fair values.

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

Stock-based compensation

The Company accounts for its stock-based employee compensation awards in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No .25”). Under APB No. 25, since the exercise price of the Company’s employee stock options equals or exceeds the market price on date of grant, no compensation expense is recognized. The Company recognizes compensation expense for the amortization of certain restricted stock units.

In accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), the Company has continued to account for employee stock-based compensation under APB No. 25, and discloses historical pro-forma net income (loss) and earnings (loss) per share that would have resulted from the use of the fair value method.

Under the fair value method, compensation costs are measured using an options pricing model and are amortized over the estimated life of the option, which is generally three to five years, with option forfeitures accounted for at the time of the forfeiture, and all amounts are reflected net of tax. The following table presents the Company’s reported historical net income (loss) which includes the amortization of restricted stock units (see Note 13), adjusted for the pro forma effect assuming an after-tax charge for stock-based compensation  (in 000s, except per share data):

	Year Ended June 30,
	2005	2004	2003
Reported net income (loss)	$(24,971)	$80,636	$10,474
Reported stock-based compensation, net of tax	1,568	—	—
Pro forma stock-based compensation, net of tax	(25,729)	(5,377)	(3,384)
Pro forma net income (loss)	$(49,132)	$75,259	$7, 090
Earnings (loss) per share:
Basic—as reported	$(0.49)	$1.61	$0.21
Basic—pro forma	$(0.96)	$1.50	$0.14
Diluted—as reported	$(0.49)	$1.58	$0.20
Diluted—pro forma	$(0.96)	$1.47	$0.14

On June 13, 2005, the Company accelerated the vesting of unvested stock options held by the Company’s employees, officers and directors with an exercise price of $15.00 or higher. This accelerated vesting affected options for approximately 2.4 million shares of the Company’s common stock and resulted in a pro forma after tax effect of $13.6 million, which is reflected in the table above for fiscal year 2005. The Company imposed sales restrictions on shares acquired upon exercise of these options that parallel the vesting requirements of the original options.

The Company’s adoption of SFAS No. 123R. SFAS No. 123R was effective beginning with the Company’s quarter ended September 30, 2005, which will require all share-based payments to Company employees, including grants of employee stock options, to be recognized in the Company’s financial statements based on their fair values.

Recently issued accounting pronouncements

In March 2005, the SEC issued SAB No. 107, to provide interpretive guidance on SFAS No. 123R valuation methods, assumptions used in valuation models, and the interaction of SFAS No. 123 with existing SEC guidance. SAB No. 107 also requires the classification of stock compensation expense in the same financial statement line as cash compensation, and will therefore impact our cost of gaming equipment and systems, casino operations (and related gross profits and margins), research and development costs, and selling, general and administrative expenses. The Company estimates that the expensing of stock options will reduce the net income for the fiscal year 2006 by approximately $4.1 million (or $0.08 per share) for the unvested options outstanding as of June 30, 2005. This amount excludes the accelerated vesting of approximately 2.4 million options in June 2005 (see Note 1 to the consolidated financial statements).

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-1, Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004 (“FSP No. 109-1”). FSP No. 109-1 states that the qualified production activities deduction should be accounted for as a special deduction in accordance with SFAS No. 109. This statement was effective upon issuance. The adoption of this statement had no material impact on the Company’s results of operations, financial position or cash flows.

In December 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP No. 109-2”). FSP No. 109-2 allows enterprises time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. This statement was effective upon issuance. The adoption of this statement had no material impact on the results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 123R that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Beginning with our quarterly period that begins August 1, 2005, we will be required to expense the fair value of employee stock options and similar awards. Because the recording of non-cash stock option expense involves equity-based compensation transactions, the adoption of this statement will have no effect on the Company’s cash position.

In November 2004, the FASB issued SFAS No. 151 revising Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, wasted material (spoilage). This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe this accounting pronouncement will have a material impact on its financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (“SFAS No. 153”), amending APB Opinion No. 29. APB No. 29 treated nonmonetary exchanges of similar productive assets as an exception from fair value measurement. SFAS No. 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. Nonmonetary exchanges have commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company anticipates no material impact on the Company’s results of operations, financial position or cash flows as a result of adopting this statement.

2.   RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the year-end closing process for 2005, the Company determined certain adjustments were required to be made for corrections of errors in its previously issued financial statements.

The adjustments relate primarily to revenue recognition, accounting for inventory costs and other adjustments.

Revenue Recognition

The Company identified instances where the timing or amount of revenue recognized was not in accordance with SOP No. 97-2. The Company determined that certain requirements of SOP No. 97-2 were not met in a number of instances and therefore, revenue with respect to certain transactions was recognized prematurely. In accounting for these transactions, the Company has determined that it (1) should have deferred the revenue and related cost of sales, (2) should have reflected certain goods shipped as consigned inventory until later periods and (3) should not have recognized certain accounts receivable until later periods.

The specific circumstances which resulted in adjustments are as follows:

Persuasive evidence of an arrangement exists

The Company identified one transaction for which $5.7 million in revenue was recognized in the fiscal quarter ended December 31, 2004 at the time the games were shipped to a customer based on a signed sales-type lease agreement. Subsequently, the customer negotiated a fixed price payment with a cash discount and other concessions. These facts and circumstances called into question whether the original agreement provided adequate evidence of an arrangement that was sufficiently definitive to support recognition of revenue in December 2004. The Company has concluded that there was not persuasive evidence of an arrangement at that time, and therefore the revenue should have been deferred until the cash was received in July 2005.

Delivery has occurred

The Company also identified instances in which revenue was recognized for sales at the time the product was shipped to customers when the shipping terms stated or implied that risk of loss and/or title did not transfer until the goods were delivered to the customer’s location. In such circumstances, recognition of revenue should have been deferred until the time the products reached the customer’s location and therefore the revenue that had previously been recorded in connection with these transactions was adjusted to be recorded in subsequent accounting periods when the delivery criteria was met. The net effect of these adjustments reduced revenue by $(12.1) million and $(0.4) million for the fiscal years ended June 30, 2004 and 2003, respectively

The Company identified instances in the Systems division where certain standard sales agreements contained contractual terms creating a non-perpetual software license rather than a perpetual license. The Company determined that in such circumstances, revenue for non-perpetual software licenses should not have been recognized as of the acceptance date, but rather should have been deferred and recognized ratably over the twelve-month period from the date of acceptance and therefore the revenue that had previously been recorded in connection with these transactions was adjusted to be recorded in the appropriate period. The net effect of these adjustments to defer revenue and record it over a twelve-month period for such contracts reduced revenues by $(6.0) million and $(4.1) million for the fiscal year ended June 30, 2004 and 2003, respectively.

The vendors’ fee is fixed or determinable and collectibility is probable

The use of extended payment terms in a software licensing arrangement may indicate that the fee is not fixed or determinable and collectibility is not probable. The Company identified instances where revenue was recorded upon delivery of both systems and gaming products to customers under contracts that contained payment terms in excess of 24 months. At the time the sales were recorded the Company did not have sufficient historical evidence of collections made under extended contracts with terms beyond 24 months, as required under SOP No. 97-2, and therefore should not have concluded that collectibility was probable. The Company has concluded it should have deferred revenue on all contracts with extended payment terms in excess of 24 months, and recorded revenue upon receipt of payment from the customer and therefore the revenue that had previously been recorded in connection with these transactions was adjusted to be recorded in subsequent accounting periods when payment was received. The net effect of these adjustments increased (decreased) revenues by $15.0 million and $(19.8) million for the fiscal years ended June 30, 2004 and 2003, respectively.

In addition, the Company identified instances in which revenue was recognized at the time product was shipped to customers who either were thinly capitalized or were new customers to the Company for which creditworthiness was not sufficiently established. Pursuant to SOP No. 97-2 collectibility must be determined to be “probable” at the time of delivery in order for revenue to be recognized, and therefore, in such circumstances recognition of revenue should have been deferred until payment from the customer was received. Therefore revenue that had previously been recorded for these transactions was adjusted to be recorded in subsequent periods when payment was received. The net effect of these adjustments reduced revenue by $(6.6) million for the year ended June 30, 2004.

Inventory

In certain circumstances, inventory was not accounted for at the lower of cost or market value. Standard versus actual raw material variances were recorded to cost of sales rather than as adjustments to inventory and fixed assets. As a result, adjustments have been made to adjust the standard costs to actual costs, resulting in corrections to the carrying value of certain finished goods and fixed assets and related cost of sales and depreciation expense. The net effect of these adjustments increased cost of goods sold by $0.7 million and $0.6 million for the fiscal years ended June 30, 2004 and 2003, respectively.

Other Adjustments

The Company identified additional net deferred tax assets totaling $9.3 million that were not recorded in the original purchase accounting for an acquisition completed in fiscal year 2004. In addition, the Company determined that it should have established valuation allowances against certain deferred tax assets that were recorded in connection with acquisitions in fiscal year 2004. The adjustments increased the Company’s net deferred tax assets as of June 30, 2004 by approximately $8.3 million, with a corresponding decrease in goodwill. The Company also recorded other purchase accounting adjustments, resulting in a net reduction in goodwill as of June 30, 2004 of approximately $1.0 million.

The Company recorded an adjustment to change the classification of certificates of deposit with maturities beyond 90 days when purchased from cash and cash equivalents to other current assets, totaling $3.1 million as of June 30, 2004, and an adjustment to change the classification of certain jackpot reserve cash accounts from cash and cash equivalents to restricted cash totaling $15.6 million as of June 30, 2004.

The Company also determined that it should have presented the cash flows from discontinued operations within the respective categories of operating, investing and financing activities in its statements of cash flows, rather than as one separate line item. The statements of the cash flows were also adjusted for the change in the classification of the jackpot reserve cash accounts to restricted cash.

The Company also determined that certain balance sheet account reconciliations were not performed timely and therefore necessary adjustments were not identified or recorded timely. The Company has completed the account reconciliations and made the corresponding corrections to the financial statements. The net pre-tax effect of such adjustments was less than $0.1 million in each of the fiscal years ended June 30, 2004 and 2003, respectively.

As a result, the accompanying consolidated financial statements as of June 30, 2004 and for the years ended June 30, 2004 and 2003 have been restated from amounts previously reported. The following is a reconciliation of income from continuing operations as previously reported, to the restated amounts, by category discussed above, net of tax (in 000s):

	2004	2003
Income from continuing operations, previously reported	$43,625	$37,162
Revenue recognition adjustments, net	(3,405)	(8,624)
Inventory adjustments, net	(441)	(420)
Other miscellaneous adjustments, net	(32)	(6)
Income from continuing operations, as restated	$39,747	$28,112

The following tables summarize the significant effects of the restatement:

	Year Ended June 30,
	2004		2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in 000s, except per share data)
Statement of Operations
Revenue:
Gaming Equipment and Systems	$436,596	$428,128	$335,436	$312,267
Casino Operations	52,280	52,280	50,945	50,945
Total revenue	488,876	480,408	386,381	363,212
Cost of Gaming Equipment and Systems	177,586	192,790	144,352	144,725
Depreciation and amortization(1)	31,565	14,404	20,462	10,950
Selling, general and administrative expense	124,345	124,419	95,432	94,710
Operating income	98,722	92,137	84,972	71,664
Income from continuing operations before income taxes and minority interest	70,227	63,569	59,727	46,637
Income tax expense	24,293	21,513	20,556	16,516
Income from continuing operations	43,625	39,747	37,162	28,112
Net income	84,514	80,636	19,523	10,474
Basic earnings per share from continuing operations	$0.87	$0.79	$0.76	$0.57
Diluted earnings per share from continuing operations	$0.85	$0.78	$0.74	$0.56
Basic earnings per share	$1.69	$1.61	$0.40	$0.21
Diluted earnings per share	$1.65	$1.58	$0.39	$0.20

(1)          Depreciation for leased gaming equipment has been reclassified to cost of gaming equipment and systems (see Note 1).

	As of June 30, 2004
	As Previously Reported	As Restated
	(in 000s)
Balance Sheet
Cash and cash equivalents	$172,726	$154,258
Restricted cash	—	15,590
Accounts and notes receivable, net	129,779	128,317
Inventories	61,135	63,280
Other current assets	12,420	28,955
Current deferred tax assets, net	20,054	19,602
Total current assets	396,114	414,444
Goodwill	136,989	127,672
Long-term deferred tax assets, net	—	14,020
Total assets	750,654	768,431
Accrued liabilities	49,145	48,415
Income taxes payable	7,233	5,718
Deferred revenue	2,324	37,635
Total current liabilities	118,495	151,561
Total liabilities	549,851	580,742
Retained earnings (accumulated deficit)	7,083	(7,357)
Total stockholders’ equity	200,803	186,363

	Year Ended June 30,
	2004		2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in 000s)
Statement of Cash Flows
Cash flows from operating activities	$110,261	$112,004	$38,148	$70,233
Cash flows from investing activities	(32,819)	(51,965)	(46,315)	(66,483)
Cash flows from financing activities	73,826	69,639	(2,179)	(5,177)
Cash flows from discontinued operations	(17,600)	—	17,144	—

The restatement also resulted in a reduction of retained earnings as of June 30, 2002 of $1.5 million.

3.   EARNINGS PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share are computed by dividing reported earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities such as stock options. For fiscal years 2004 and 2003, all outstanding options with an exercise price lower than the market price at the time of grant have been included in the calculation of diluted earnings per share. For fiscal year 2005, no outstanding options were included in the calculation of earnings per share as the effect would have been anti-dilutive due to the net loss reported.

Certain securities do not have a dilutive effect because their exercise price exceeds the fair market value of the underlying stock. Such securities are excluded from the diluted earnings per share calculation and consist of the following (in 000s):

	Fiscal Years ended June 30,
	2005	2004	2003
Stock options	4,738	1,498	862
Warrants	100	100	—
	4,838	1,598	862

As of June 30, 2005, the Company has certain restrictive stock units and debt outstanding which is potentially convertible into common stock, the potential dilution from which have not been included in the diluted earnings per share computation due to the reported loss for fiscal year 2005.

The following computation of basic and diluted earnings (loss) per share from continuing operations and discontinued operations and income (loss) applicable to common shares for all periods presented is as follows:

	Fiscal Years ended June 30,
	2005	2004	2003
	(in 000s except per share amounts)
Income (loss) from continuing operations	$(20,317)	$39,747	$28,112
Income (loss) from discontinued operations	(4,654)	40,889	(17,638)
Net Income (loss)	$(24,971)	$80,636	$10,474
Weighted average common shares outstanding	51,114	50,113	49,153
Effect of dilutive securities	—	1,135	986
Weighted average common and dilutive shares outstanding	51,114	51,248	50,139
Earnings (loss) per basic share:
Income (loss) from continued operations	$(0.40)	$0.79	$0.57
Income (loss) from discontinued operations	(0.09)	0.82	(0.36)
	$(0.49)	$1.61	$0.21
Earnings (loss) per diluted share:
Income (loss) from continued operations	$(0.40)	$0.78	$0.56
Income (loss) from discontinued operations	(0.09)	0.80	(0.36)
	$(0.49)	$1.58	$0.20

4.   BUSINESS COMBINATIONS

Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets based upon their estimated fair market values as of the date of the acquisitions. The allocation of the purchase price to goodwill and intangibles is based on final valuation of net assets (including inventory and property, plant and equipment) and is based upon management’s estimates, including independent third-party valuations when necessary.

SIERRA DESIGN GROUP (“SDG”)

On March 2, 2004, we purchased SDG, a supplier of Class II and Class III gaming devices, systems and technology, for aggregate initial consideration of approximately $126.4 million. The initial purchase price consisted of $108.6 million cash, 662,000 shares of common stock valued at $11.9 million, the assumption of approximately $8 million of debt and certain transaction fees and expenses. In addition, an earn out provision provided for the payment of up to $95.6 million in additional consideration upon certain financial targets being achieved in the subsequent three-year period. In December 2004, the Company and the selling shareholders renegotiated the earn out for a fixed amount of $40 million, consisting of a one-time cash payment of $12 million and the issuance of a subordinated note of $28 million. In June 2005, the Company extinguished $14 million of the note and accrued interest thereon, by issuing approximately 1.0 million shares of common stock to the note holders. The Company believes that the acquisition of SDG in March 2004 will position the Company to take advantage of significant opportunities in both the domestic and international markets, from the technology advances in traditional casino style gaming to the Class II environments with central determination features. (see Note 12).

The following intangible assets of SDG are being amortized on a straight-line basis using the following estimated lives:

Years
Contracts	10
Core technology	8
Trademark	5

The fair values assigned to the SDG assets and liabilities acquired in fiscal year 2004 (prior to the settlement of the earn out) were as follows (in 000s)

Assets:
Cash	$1,189
Accounts receivable	6,949
Inventories	12,834
Deposits	1,576
Other current assets	2,233
Property, plant and equipment	22,071
Other assets	678
Deferred tax assets	16,717
Notes receivable	103
Investment in sales-type leases	8,241
Contracts	12,320
Core technology	5,445
Trademark	5,708
Goodwill(a)	55,674
Total assets acquired	151,738
Liabilities:
Customer deposits	4,973
Accounts payable	6,110
Accrued liabilities	10,558
Notes payable	3,704
25,345
Total Purchase Price	$126,393

(a)           Substantially all of goodwill is non-deductible for tax purposes.

The purchase price paid for SDG consists of the following (in 000s):

Cash paid to SDG stockholders	$29,846
Fair value of restricted common stock issued	11,949
Other consideration payable	1,350
Transaction fees and expenses	4,740
Subtotal	47,885
SDG debt owed to third parties	5,688
Pre-acquisition loans from Alliance to SDG forgiven by Alliance	72,820
Acquisition cost	$126,393

The following unaudited pro forma financial information is presented as if the SDG acquisition had been completed at the beginning of the periods presented below (in 000s, except per share information):

	June 30,	June 30,
	2004	2003
Total revenue	$542,029	$469,344
Operating income	37,130	37,657
Income from continuing operations	24,017	21,864
Earnings per share from continuing operations
Basic	$0.48	$0.44
Diluted	$0.46	$0.43

MINDPLAY

On February 19, 2004, the Company acquired substantially all of the assets and liabilities of MindPlay LLC (“MindPlay”), a leading developer of advanced table game technologies, for aggregate initial consideration of approximately $16.8 million. The initial purchase price included $9 million cash, a $4 million note payable, the assumption of approximately $2 million of debt and the issuance of warrants to purchase 100,000 shares of our common stock which were valued at approximately $0.9 million. In addition, an earn out provision provided for the payment of 10% of gross margin from the sale of MindPlay products in the first seven years subsequent to the acquisition, and 4.25% of gross margin for the next six years, subject to adjustments pursuant to the conditions contained in the sale agreement. The MindPlay technologies are designed to provide data and information to casino operators to improve customer service, to provide enhanced security and to increase profitability by lowering the cost of operation and enhancing the casino patron experience. As part of the acquisition, the Company acquired a number of patents acquired , which it believes will enable it to introduce a series of new table game products that can potentially redefine the market with the advances of automation and new gaming features to attract and retain table game players.

The fair values assigned to the MindPlay assets and liabilities acquired are as follows (in 000s):

Assets:
Cash	$22
Accounts receivable	41
Inventories	110
Property, plant and equipment	143
Other Assets	43
Patents	9,470
Other intangible assets	1,015
Goodwill	6,414
Total assets acquired	17,258
Liabilities:
Customer deposits	467
Total Purchase Price	$16,791

Intangible assets are being amortized over their estimated remaining life ranging from 3 to 15 years.

CROWN GAMING

On December 31, 2003, Alliance acquired 100% of the assets of U.K.-based Crown Gaming from Crown Leisure Limited. The acquisition, which includes Crown’s distributorship agreements for a wide variety of automated table games and video bingo machines, strategically builds on the Company’s focus towards future growth projected in England. The total cash consideration was $3.9 million, including approximately $2.0 million was used to repay assumed notes payable.

The fair values assigned to the Crown assets and liabilities are as follows (in 000s):

Tangible Assets:
Inventories	$2,064
Other Assets	661
Intangible assets	659
Goodwill	335
Total assets acquired	3,719
Liabilities:
Accounts payable	1,295
Accrued liabilities	21
Taxes payable	527
1,843
Total Purchase Price	$1,876

Intangible assets are being amortized over their estimated remaining life ranging from 3—15 years.

5.   DISCONTINUED OPERATIONS

On October 15, 2004, the Company completed the sale of its interest in Video Services, Inc. (“VSI”) to Churchill Downs Incorporated. The net proceeds received totaled approximately $2.0 million, resulting in a gain of $0.8 million, net of tax, and is included in discontinued operations in the statement of operations in fiscal year 2005.

On June 30, 2004, the Company completed the sale of United Coin Machine Co. (“United Coin”) to Century Gaming, Inc. and received approximately $100 million in cash and the assumption by Century Gaming of approximately $5 million in debt. The Company reported a gain on the sale before income taxes of $15.3 million, or $9.1 million after tax. During fiscal year 2005, the gain on sale was adjusted for charges incurred for an adverse outcome in a patent infringement case (see Note 19) and the resolution of certain sale related liabilities, the sum of which totaled $6.3 million net of tax.

On May 3, 2004, the Company completed the sale of Rail City Casino to The Sands Regent and subsequently received a total of $37.9 million in cash. The Company reported a gain on the sale before income taxes of $23.1 million, or $14.3 million after tax.

On June 30, 2003, the Company entered into a definitive agreement for the sale of Bally Wulff to a third party equity investor for $16.5 million in cash. The sale was consummated on July 18, 2003. The Company recorded a charge in June 2003 totaling $25.4 million, net of tax, representing the write down of the net carrying value of the Bally Wulff assets to the sales price, including the recognition of previously recorded currency translation adjustments totaling $11.9 million. In June 2004, the Company was notified by the buyer of a claim made against the Company pursuant to an indemnity provision contained in the sale agreement. Subsequent to June 30, 2005, the Company has paid a claim totaling $1.7 million. Additionally, the Company has a remaining accrual of $1.2 million for potential tax assessments related to the pre-sale period, which the Company expects to be resolved by June 2006. Pursuant to the sale agreement, the Company is required to maintain a certificate of deposit as collateral for the tax claim discussed above which is included in other long-term assets, net. As of June 30, 2005 and 2004 the amount of the deposit was approximately $1.2 million and $3.4 million, respectively. For the year ended June 30, 2005, the Company reduced the deposit by approximately $0.5 million and recognized a reduction in tax expense related to discontinued operations.

All four business results are presented net of applicable income taxes within income from discontinued operations in the accompanying consolidated statements of operations. The net assets of the businesses are classified as assets held for sale in the accompanying consolidated balance sheet as of June 30, 2004.

Summary operating results for the discontinued operations for United Coin, VSI, Rail City and Bally Wulff are as follows (in 000s):

	Fiscal Year ended June 30,
	2005		2004		2003
Net revenues	$4,514		$257,142		$298,739
Asset impairment charges	—		—		38,728
Operating income (loss)	358		30,668		(26,576)
Income tax expense (benefit)	(3,350)		26,319		(8,665	)(a)
Income (loss) from discontinued operations	$(4,654	)(b)	$40,889	(c)	$(17,638)

(a)           Includes a net deferred tax benefit totaling $13.4 million, which was recorded for the sale of Bally Wulff.

(b)          Includes the $6.3 million after tax charge referred to above related to the sale of United Coin, offset by the gain on sale of VSI.

(c)           Includes a gain on sale of Rail City of $23.1 million and a gain on the sale of United Coin of $15.3 million.

The following schedule reflects the net assets held for sale, included in the accompanying consolidated balance sheets consisting of VSI as of June 30, 2004 (In 000s):

Cash and cash equivalents	$3,543
Accounts and contracts receivable	89
Other current assets	66
Property, plant and equipment	696
Other	48
Total assets	4,442
Current liabilities	4,321
Long-term liabilities	16
Total liabilities	4,337
Net assets of discontinued operation	$105

6.   RECEIVABLES

The Gaming Equipment and Systems business unit grants customers payment terms under contracts of sale. These contracts are generally for terms of six months to five years, with interest at prevailing rates, and are generally collateralized by the related equipment sold, although the value of such equipment, if repossessed, may be less than the receivable balance outstanding. Contracts with terms beyond 24 months are deferred and revenue is recognized as the payments are received. The total receivables outstanding as of June 30, 2005, net of bad debt allowance totaled approximately $106.9 million, substantially all of which is scheduled to be received within one year.

The following table represents the activity for each of the fiscal years ended June 30, 2005, 2004 and 2003 for each of the valuation reserve and allowance accounts (in 000s):

	Balance at Beginning of Year	Additions	Net Write-offs/ (Recoverables)	Balance at End of Year
Allowance for doubtful accounts:
Year ended June 30, 2005	$8,862	$5,134	$3,829	$10,167
Year ended June 30, 2004	$6,244	$2,207	$(411)	$8,862
Year ended June 30, 2003	$8,436	$825	$3,017	$6,244

7.   GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with its accounting policy, during the fourth quarter of fiscal 2005, the Company evaluated the carrying value of goodwill and other intangible assets and determined that no impairment existed as of that measurement date.

Intangible assets excluding discontinued operations consist of the following (In 000s):

	Wt. Avg.	June 30, 2005			June 30, 2004
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Computer software	3	$9,021	$(3,463)	$5,558	$8,963	$(1,498)	$7,465
Computer software from acquisitions	9	11,700	(4,680)	7,020	11,700	(3,380)	8,320
License rights	3-5	1,338	(506)	832	2,745	(1,979)	766
Capitalized regulatory approval costs	3	4,068	(1,703)	2,365	4,767	(833)	3,934
CRM software systems	5	3,300	(1,785)	1,515	3,039	(1,046)	1,993
PLM software systems	5	1,843	(410)	1,433	1,585	—	1,585
Trademarks	5	1,404	(574)	830	1,404	(288)	1,116
Trademarks (indefinite life)	—	5,284	—	5,284	5,284	—	5,284
Patents	13	9,470	(971)	8,499	9,470	(243)	9,227
Non-compete agreements	6	275	(61)	214	275	(15)	260
Customer relationships	5	740	(197)	543	740	(49)	691
Core technology	8	5,445	(907)	4,538	5,445	(227)	5,218
Contracts	10	12,100	(1,621)	10,479	12,100	(411)	11,689
Other intangibles	7	819	(478)	341	1,684	(1,503)	181
Total		$66,807	$(17,356)	$49,451	$69,201	$(11,472)	$57,729

Amortization expense totaled $8.6 million, $5.8 million and $3.2 million for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. Computer software amortization expense totaled $3.7 million, $2.9 million and $1.8 million for the fiscal year ended June 30, 2005, 2004 and 2003, respectively.

Future amortization of intangible assets is scheduled as follows (in 000s):

Years ending June 30,
2006	$9,056
2007	7,639
2008	5,401
2009	4,886
2010	4,673
Thereafter	12,512
Total	$44,167

Goodwill

The changes in the carrying amount of goodwill for the years ended June 30, 2004 and 2005 are as follows (in 000s):

Total
Balance as of June 30, 2003	$63,040
Goodwill acquired during year	62,424
Adjustments to goodwill from prior year acquisitions	1,040
Foreign currency translation adjustment	1,168
Balance as of June 30, 2004	127,672
Buyout of the SDG earn out (see Note 4)	40,000
Tax effect of the buyout of the earn out	(4,070)
Adjustments to goodwill from prior year acquisition	(2,108)
Foreign currency translation adjustment	(50)
Balance as of June 30, 2005	$161,444

Adjustments to goodwill during fiscal year 2004 primarily represent management’s final allocation and assessment based upon independent third-party valuations of the net assets of acquired companies. Adjustments to goodwill in fiscal year 2005 relate primarily to adjustments to certain acquisition-related deferred tax assets.

8.   OTHER CURRENT AND LONG-TERM ASSETS

Other current assets as of June 30, 2005 and 2004 consist of the following (in 000s):

	2005	2004
Deferred costs of revenues	$12,464	$13,855
Prepaid expenses	4,939	5,614
Games placed on trial at customer locations	4,822	2,609
Certificates of deposits	2,775	3,091
Refundable deposits	1,358	3,021
Other	1,081	765
Total other current assets	$27,439	$28,955

Other long-term assets consist of the following  as of June 30, 2005 and 2004 (In 000s):

	2005	2004
Long-term deposits	$8,289	$615
Restricted cash	6,253	5,740
Deferred debt issuance costs (net of accumulated amortization of $2,332 and $1,017)	5,067	5,893
Total other assets	$19,609	$12,248

Deferred costs of revenue relate primarily to the cost of game and system sales which revenue is required to be deferred in accordance with SOP No. 97-2. Long-term deposits as of June 30, 2005 include a cash bond of $7.7 million related to a legal judgment (see Note 19). Included in other assets as of June 30, 2005 and 2004 is a 5.0 million Euro certificate of deposit required pursuant to the sale of Bally Wulff (see Note 5).

9.   DEFERRED REVENUE

Deferred revenue relates primarily to revenue from games and system sales that is required to be deferred in accordance with SOP No. 97-2. Deferred revenue totaled $31.3 million and $37.6 million, as of June 30, 2005 and 2004, respectively. The related deferred cost of such revenue is included in other current assets. (see Note 8).

10.   ACCRUED AND JACKPOT LIABILITIES

Accrued liabilities and jackpot liabilities as of June 30, 2005 and 2004 consist of the following (in 000s):

	2005	2004
Payroll and related costs	$7,950	$11,874
Interest	1,755	1,265
Professional and consulting fees	1,785	2,834
Regulatory approval cost accruals	944	652
Royalties, rebates, direct mail coupons	4,693	6,867
Customer deposits	8,950	10,109
Acquisition related accruals	1,686	3,806
Divestiture related accruals	386	4,377
Litigation accruals (See Note 19)	7,360	—
Severance accruals (See Note 16)	1,290	—
Other	6,440	6,631
Subtotal	43,239	48,415
Jackpots accrued not yet awarded	13,025	12,075
Total accrued liabilities	$56,264	$60,490

The Company recognizes a liability for jackpot expense for the cost to fund these jackpots in the future. Generally winners may elect to receive a single lump sum payment or may opt to receive payments in equal installments over a specified period of time. The Company currently estimates that approximately 70% of winners will elect the single payment option.

The Company funds jackpot installment payments through qualifying U.S. government or agency securities. The present value of the outstanding progressive jackpot liabilities is computed based upon the payment stream discounted at the applicable discount rate.

11.   LONG-TERM DEBT

Long-term debt at June 30, 2005 and 2004 consisted of the following (in 000s):

	2005	2004
Term loan facility	$314,882	$350,000
Revolving credit facility	—	70,000
Related party debt (see Note 12)	19,206	6,436
Other, generally unsecured	1,029	2,519
	335,117	428,955
Less current maturities	10,163	5,866
Long-term debt, less current maturities	$324,954	$423,089

On September 5, 2003, the Company completed a senior bank debt refinancing transaction (the “Refinancing”) whereby the Company entered into a new $275 million term loan facility and a $125 million revolving credit facility. Proceeds from the financing were used to repay the existing bank term loans totaling approximately $188 million, repay the Company’s 10% Senior Subordinated Notes (“Subordinated Notes”), and to pay transaction fees and expenses totaling $5.0 million which have been capitalized and are being amortized over the remaining term of the loan. The term loan has a 1% per year mandatory principal amortization after the first year, and a six-year maturity. The revolving credit facility commitment decreases ratably over its five-year term to a 60% balloon.

In December 2003, the Company increased the term loan by $75 million, to a total of $350 million outstanding. The proceeds were used primarily to fund the acquisition of SDG. As a result, the Company incurred an additional $1.6 million in debt issuance costs, which have been capitalized and are amortized over the remaining term of the loan.

As a result of the Refinancing described above, the Company recorded a pre-tax charge in fiscal year 2004 of $12.3 million, which included a $5.0 million charge for the early extinguishment of the Subordinated Notes, $7.0 million for the write off of deferred financing costs, and $0.3 million in fees and expenses, which is classified as a loss on extinguishment of debt in the accompanying statement of operations.

As a result of the sale of United Coin and Rail City approximately 50% of the net proceeds (as defined in the loan agreement) were used to reduce the term loan and revolver principal balances on a pro rata basis. Accordingly, during fiscal year 2005, the Company used the sale proceeds to reduce the term loan by $31.6 million and used additional excess cash to reduce the balance of the revolver from $70 million to zero.

In December 2004, the Company sought and received consents from a majority of the holders of its bank debt which allowed it to complete the buyout of the SDG earn out (including the issuance of a $28.0 million note payable to former SDG shareowners), and to increase the maximum allowed leverage ratio to a maximum of 4.75 as of June 30, 2005, declining to 4.50 as of September 30, 2005, 4.25 as of March 31, 2006, 4.00 as of September 30, 2006, 3.75 as of December 31, 2006 and 3.50 as of September 30, 2004 through the term of the loan agreement. The Company agreed to increase the term loan interest rate to LIBOR plus 3.00%, which can be adjusted to LIBOR plus 3.00% based on certain criteria and to reduce the revolver commitment to $75 million. The fees incurred for the bank amendment totaled $1.0 million, and the Company recorded a charge of $0.6 million to write off a portion of the previously capitalized fees, which is classified as a loss on extinguishment of debt. As of June 30, 2005, the Company had $314.9 million outstanding under its term loan facility with an interest rate of 6.77%, and zero outstanding under the revolving credit facility.

The bank facility is collateralized by substantially all domestic property and is guaranteed by each domestic subsidiary of the Company, other than the entity that holds the Company’s interest in its Louisiana and Mississippi operations, and is secured by a Pledge Agreement. The bank facility contains a number of maintenance covenants and other significant covenants that, among other things, restrict the ability of the Company and the ability of certain of its subsidiaries to dispose of assets, incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of the Company’s subsidiaries, engage in mergers or acquisitions, or engage in certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities. The Company was in compliance with these covenants as of June 30, 2005.

The Company was also in compliance with its financial covenants consisting of leverage ratio, fixed charges coverage ratio, and minimum EBITDA (as that term is defined in the Loan Agreement). The leverage ratio is computed as total average debt outstanding during the quarter divided by the trailing 12 months EBITDA excluding certain cash and non-cash charges. The Company’s leverage ratio as of June 30, 2005 was 4.6 times versus an amended covenant maximum of 4.75 times.

As a result of the additional time required to complete the year end closing process, the Company failed to deliver the 2005 audited financial statements and the September 30, 2005 interim unaudited internal financial statements to the lenders in a timely manner, and therefore was not in compliance with certain of its debt covenants. Pursuant to an agreement with the lenders, the default will be cured if the above referenced financial statements are delivered to the lenders by December 31, 2005. Immediately upon the filing of the Company’s Annual Report on Form 10-K, the Company intends to deliver to the lenders its 2005 audited financial statements and the unaudited interim financial statements for the September 2005 quarter, which it believes will cure the default. During the default period from November 8, 2005 to the delivery of the financial statements in December 2005, the Company incurred default interest of approximately $0.7 million.

Maturities of long-term debt, for each of the five fiscal years ending subsequent to June 30, 2005, are as follows (in 000s):

Years ending June 30,
2006	$4,157
2007	3,872
2008	3,500
2009	3,500
2010	300,882
Total	$315,911

12.   RELATED PARTY TRANSACTIONS

As discussed in Note 4, the Company completed three acquisitions (MCC, MindPlay and SDG) in the fiscal year 2004. In each acquisition, a portion of the consideration included subordinated debt owed to the former principals of each business. The former principals are now employees of the Company, and therefore such debt is considered owed to related parties. The interest rates on the outstanding debt range from a variable rate of LIBOR plus 2% to a fixed rate of 6%. See the tables below for outstanding debt and interest rates as of June 30 2005 and 2004, respectively and total interest expense for the years ended June 30, 2005, 2004 and 2003, respectively.

	As of June 30, 2005		As of June 30, 2004
	Interest Rate	Outstanding Debt	Interest Rate	Outstanding Debt
	(in 000s)
SDG	4%	$14,000	—	$—
MindPlay	6%	4,000	6%	4,000
MCC	6%	1,206	4%	2,436
		19,206		6,436
Less current maturities		6,006		1,218
Related party debt, less current maturities		$13,200		$5,218

On June 28, 2005, the Company issued approximately 1.0 million shares of its common stock in connection with the conversion of $14.0 million of the subordinated debt and accrued interest thereon owed to the former principals of SDG.

The remaining note payable to the former SDG shareholders of $14.0 million is payable in annual installments through 2009. At the Company’s discretion, the note principal and accrued interest thereon can be paid in cash, or can be converted into shares of the Company’s common stock using the average stock price for the 20 business days prior to the delivery of such shares.

	Total Interest Expense for the years ended
	June 30, 2005	June 30, 2004	June 30, 2003
	(in 000s)
SDG	$624	$—	$—
MindPlay	241	87	—
MCC	95	35	—

Accrued interest totaled $0.3 million and $0.1 million as of June 30, 2005 and 2004, respectively.

Maturities of related party debt, for each of the five fiscal years ending subsequent to June 30, 2005, are as follows (in 000s):

Years ending June 30,
2006	$6,006
2007	2,800
2008	4,800
2009	2,800
2010	2,800
Total	$19,206

Pursuant to an Advisory Agreement with Kirkland Investment Corporation (100% owned by Joel Kirschbaum who is a director of Alliance, and therefore treated as a related-party) dated July 1, 2004, the Company agreed to pay Kirkland $600,000 annually for a period of 3.5 years for advisory and related services.

The Company also leases a warehouse and office facility from an entity owned by Mr. Luciano. Rental payments for the fiscal years ended June 30, 2005 and 2004 totaled $412,000 and $103,000, respectively.

13.   STOCKHOLDERS’ EQUITY, OPTIONS, WARRANTS AND RIGHTS

Stock Option Plans

In December 2001, the Company’s shareholders approved the 2001 Long-Term Incentive Plan, which has been amended several times (the “2001 Plan”). The 2001 Plan provides for the issuance of up to 10,000,000 shares (as amended in fiscal year 2005) of common stock to Company employees, directors and designated paid consultants and up to 600,000 shares of restricted stock or restricted stock units (“RSUs”). Generally, options are granted at the fair value of the Company’s common stock at the date of grant and are exercisable over five to ten years. The 2001 Plan also allows for the issuance of RSUs. A total of 377,030 RSUs were granted on June 30, 2004, and an additional 176,507 were issued during fiscal year 2005, as part of the employment agreement of the Company’s Chief Executive Officer and 20,000 to another Company officer. The RSUs granted were treated as deferred compensation, and accordingly deferred compensation of $2.1 million and $6.5 million was recorded in the statement of stockholders’ equity as of the grant dates for the years ended June 30, 2005 and 2004, respectively. Amortization expense for the RSUs totaled $2.1 million and zero for the fiscal years end June 30, 2005 and 2004, respectively and is included in selling, general and administration expense in the accompanying statements of operations.

Transactions involving stock options and RSUs are summarized as follows:

	Options and RSUs Outstanding
	Shares	Weighted Average Exercise Price
	(in millions)
Balance, June 30, 2002	3.1	$5.93
Granted	1.1	16.32
Exercised	(0.7)	3.70
Canceled	(0.1)	11.40
Balance, June 30, 2003	3.4	$9.51
Granted	2.8	22.16
RSUs granted	0.4	—
Exercised	(0.8)	8.74
Canceled	(0.2)	18.00
Balance, June 30, 2004	5.6	$15.50
Granted	3.8	11.58
RSUs granted	0.2	—
Exercised	(0.2)	5.53
Canceled	(0.7)	17.34
Balance, June 30, 2005	8.7	$13.79

	Shares	Weighted Average Exercise Price
	(in millions)
Options and RSUs exercisable at:
June 30, 2003	2.0	$6.31
June 30, 2004	1.9	$8.31
June 30, 2005	5.2	$16.12

At June 30, 2005, the range of exercise prices for options outstanding was $0.53 to $33.17. The weighted average remaining contractual life, by range of exercise price, for options and RSUs outstanding and exercisable at June 30, 2005 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Shares	Weighted-Avg. Exercise Price	Shares
$0.00 - $6.00	4.8	$1.61	0.8	$2.25	1.1
$6.01 - $12.00	9.4	11.05	2.4	10.59	0.1
$12.01 - $17.00	8.3	14.04	1.7	14.36	0.9
$17.01 - $22.00	8.2	18.82	1.6	18.81	1.6
$22.01 - $33.17	6.5	24.65	1.5	24.65	1.5
All Options	7.7	$13.79	8.1	$16.12	5.2
RSUs	—	—	0.6	—	—
			8.7		5.2

On the date of grant using the Black-Scholes option-pricing model, the following assumptions were used to estimate the grant-date fair value of the options in the periods indicated:

	Fiscal Years ended June 30,
	2005	2004	2003
Risk-fee interest rate (weighted average)	3.5%	2.5%	3.5%
Expected volatility	0.62	0.26	0.28
Expected dividend yield	0%	0%	0%
Expected life	6-7.5 years	3-10 years	3-10 years

The resulting fair values applied to the options granted were $7.81, $8.86, and $6.19 per share for the years ended June 30, 2005, 2004 and 2003, respectively.

Warrants

In February 2004, the Company completed the acquisition of substantially all of the assets of MindPlay. A portion of the consideration consisted of 100,000 stock purchase warrants with a strike price of $24.69, and a term of 7 years. The warrants were valued at $886,000, and were included as part of the purchase price.

Share Repurchase Plan

In January 1999, the Company’s Board of Directors approved a share repurchase plan for up to 4.6 million shares of its common stock. Under the plan, subject to price and market conditions, purchases of shares can be made from time to time in the open market or in privately negotiated transactions using available cash. During the fiscal years ended June 30, 2005 and 2004, the Company repurchased 13,000 shares and zero shares of common stock, respectively.

Shares Reserved

The following shares are reserved for options issued and available for issue under the Company’s stock plans (in millions):

Stock options and restricted stock units issued and currently outstanding	8.7
Stock options available for future issuance	2.0
Warrants	0.1
Total	10.8

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

14.   INCOME TAXES

The components of the Company’s income tax expense (benefit) from continuing operations for the years ended June 30, 2005, 2004 and 2003 are as follows (in 000s):

	2005	2004	2003
Current tax expense (benefit):
Federal	$611	$(192)	$(418)
Foreign	999	683	1,644
State	(727)	1,303	982
	883	1,794	2,208
Deferred tax expense (benefit):
Federal	(7,270)	16,319	13,924
Foreign	229	—	17
State	(352)	3,400	367
	(7,393)	19,719	14,308
Total provision for (benefit) income taxes	$(6,510)	$21,513	$16,516

A reconciliation of the Company’s income tax provision as compared to the tax provision for continuing operations calculated by applying the statutory federal tax rate (35%) to the income (loss) from continuing operations before income taxes for the years ended June 30, 2005, 2004 and 2003 are as follows (in 000s):

	2005	2004	2003
Computed expected income tax (benefit) expense at 35%	$(7,904)	$22,249	$16,323
Partnership income attributable to minority interest	(1,486)	(808)	(703)
Foreign earnings subject to US tax	572	463	258
Change in valuation allowance	2,149	(1,809)	(943)
Net increase in accrual for potential tax contingencies	3,049	564	540
State income taxes, net of federal benefit	(162)	2,991	1,007
Tax credits	(3,018)	(3,120)	—
Other, net	290	983	34
	$(6,510)	$21,513	$16,516

The major components of the deferred tax assets and liabilities as of June 30, 2005 and 2004 are as follows (in 000s):

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$23,980	$19,481
Capital loss carryforwards	9,025	8,155
Foreign tax credit carryforwards	231	—
Other tax credits	11,811	8,457
Deferred revenue, net of cost of goods sold	6,903	7,725
Inventory obsolescence reserves	4,050	2,023
Deferred compensation for tax purposes	4,780	1,268
Financing lease assets	1,827	708
Bad debt reserves	4,227	2,621
Accruals not currently deductible for tax purposes	13,471	12,913
Other	2,231	2,834
Total gross deferred tax assets	82,536	66,185
Less: Valuation allowance	(11,174)	(8,343)
Deferred tax assets	$71,362	$57,842
Deferred tax liabilities:
Property and equipment	$6,600	$12,725
Intangible assets	10,811	6,638
Deferred lease revenue	5,130	3,237
Other	3,007	1,620
Total gross deferred tax liabilities	25,548	24,220
Net deferred tax assets	$45,814	$33,622

The Company has not provided income taxes on approximately $3.0 million of undistributed earnings from certain foreign subsidiaries. The Company plans to invest the earnings in the foreign subsidiaries and therefore has not recorded a deferred tax liability associated with the undistributed earnings.

In connection with the acquisition of SDG in fiscal year 2004, the Company recorded net deferred tax assets of $16.7 million and a corresponding decrease to goodwill (see Note 4).

At June 30, 2005, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $61.2 million subject to limitations under Section 382 of the Internal Revenue Code (“Section 382”). Section 382 limits the amount of losses available per year for use against future taxable income. Based on the Company’s projections of taxable income, the Company expects to utilize 100% of its net operating loss carryforwards. The Company’s net operating loss carryforwards will begin to expire in 2022. At June 30, 2005, the Company had $0.2 million in foreign tax credit carryforwards, alternative minimum tax (“AMT”) credit carryforwards of approximately $3.9 million, and a research and development tax credit carry forward of approximately $7.7 million. Foreign tax credits have a 100% valuation allowance as the Company does not expect to be able to utilize these credits before their expiration. AMT credits are available to be carried forward indefinitely and may be utilized against regular U.S. corporate tax to the extent it does not exceed computed AMT calculations. Research and developmental credits have a carry forward period of 20 years. The Company expects to utilize all of its AMT and research and development tax credits.

15.   SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information is related to the consolidated statements of cash flows (in 000s).

	2005	2004	2003
Cash paid for interest	$17,509	$23,967	$25,449
Cash paid for income taxes	1,901	4,954	2,751
Non-cash investing and financing transactions:
Reclassify property, plant and equipment to inventory	9,923	7,732	3,765
Notes payable issued in acquisitions	28,000	4,000	8,073
Value of restricted stock issued in partial satisfaction of subordinated debt and accrued interest	14,312	—	—
Value of restricted stock issued in SDG acquisition	—	11,949	—
Value of restricted stock issued to employees	2,126	6,500	—
Value of warrants issued in MindPlay acquisition	—	886	—
Consolidation of variable interest entities	6,044	—	—
Deferred taxes/goodwill adjustments related to SDG acquisition	6,124	—	—

16.   SEVERANCE CHARGES

During fiscal year 2005, the Company undertook an extensive review of its operations and reduced its workforce during the September 2004 quarter and the March 2005 quarter. As a result of these reductions in workforce, the Company incurred charges totaling $3.7 million for the year ended June 30, 2005, respectively, which is primarily related to the Gaming and Systems segment. The balance of the accrued liability for unpaid severance costs is as follows:

Beginning balance at June 30, 2004	$—
Additions to the accrual	3,654
Amounts paid	2,364
Ending balance at June 30, 2005	$1,290

The workforce reduction completed in the March 2005 quarter included a change in the Company’s European distribution operations. The Company has accrued a tax liability of $1.4 million (included in tax expense in the accompanying consolidated statement of operations) for the estimated tax obligation resulting from this restructuring.

17.   IMPAIRMENT CHARGES

The Company entered into an agreement during fiscal year 2004 to provide a development loan to a Native American tribe to further their pursuit of developing a gaming facility. The amounts advanced under the terms of the loan totaled $1.5 million, and the Company was not obligated for any additional advances. During the quarter ended March 31, 2005, the tribe received an adverse court ruling which the Company believes materially impairs the tribe’s ability to repay the loan. Therefore the Company recorded an impairment charge for the full amount of the loan.

During the quarter ended March 31, 2005, the Company performed a review of its intellectual property rights for various video games used on certain legacy platforms. This review was triggered by the declining sales of these legacy games during fiscal 2005. The Company evaluated the carrying value of certain intellectual property assets and determined that several were no longer recoverable and were therefore deemed to be impaired. The impairment charge totaled $1.3 million.

During the quarter ended March 31, 2005, the Company evaluated the useful lives and salvage values for its leased gaming equipment. Based on recent historical data indicating a shortening of the average length such games were deployed, the Company reduced the depreciable life for certain video products to 2 years. The change in the useful life resulted in an impairment charge of $0.8 million to write-off the undepreciated portion of the game values (down to salvage value) for games at the end of their 2-year life.

18.   INVENTORY IMPAIRMENT CHARGES

The decision to move to the new video platform, the targeting of used equipment for non-domestic markets, and the previously disclosed consolidation of certain warehouses all led to accelerated disposals of legacy products. This process required updating of estimates for the net realizable value of inventories due to the subjectivity involved in projecting sales volumes, used game sales values, refurbishment costs, and customer demand in non-domestic jurisdictions. As a result of its ongoing analysis of inventory valuations, the Company recognized inventory write downs totaling $26.4 million during the year ended June 30, 2005, which are included in cost of gaming equipment and systems in the accompanying consolidated statements of operations.

19.   COMMITMENTS AND CONTINGENCIES

The Company is obligated under several agreements to pay certain royalties ranging from approximately $100 to $2,300 per applicable game depending on the components in the gaming machines. Total royalty expense for the Company for the years ended June 30, 2005, 2004 and 2003 was $16.7 million, $9.4 million and $4.2 million, respectively, and is included in the cost of Gaming Equipment and Systems in the accompanying consolidated statements of operations. In addition, the Company has obtained the rights to certain game themes and intellectual property that call for payment of royalties based on either fixed amounts or variable amounts based on game performance. The Company also pays $0.5 million annually for the use of the Bally trademark.

The Company leases certain office space, equipment, warehouse and repair facilities and other property locations under non-cancelable operating leases which are generally included in the selling, general and administrative expense. Operating rental expense for years ended June 30, 2005, 2004 and 2003 was as follows (in 000s):

	2005	2004	2003
Continuing Operations:
Equipment and office space leases	$6,257	$4,953	$4,047
Sublease rental income	—	—	(332)
	$6,257	$4,953	$3,715

	2004	2003
Discontinued Operations:
Contingent route location leases	$147,062	$132,062
Fixed route location leases	17,326	18,786
Equipment and office space leases	1,170	2,852
	165,558	153,700
Sublease rental income	—	(1,812)
	$165,558	$151,888

During fiscal years 2004 and 2003, the Company had locations where the Company operated gaming devices (“Route Location Leases”), which were included in the cost of route operations. Such leases provided for sharing of the net gaming win between the Company and the location owner and were cancelable at any time by either party. Such leases were part of the net assets sold as part of the disposition of the Company’s Nevada and Louisiana route operations.

The contractual lease commitments for each of the five fiscal years subsequent to June 30, 2005 are as flows (in 000s):

Fiscal year ending June 30,
2006	$2,641
2007	2,278
2008	1,512
2009	1,114
2010	407
Total	$7,952

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, or other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

On September 25, 1995, Bally Gaming International, Inc., a wholly-owned subsidiary of the Company, was named as a defendant in a class action lawsuit filed in the United States District Court for the District of Nevada. The plaintiffs filed suit against BGII and approximately 45 other defendants. Each defendant is involved in the gaming business as a gaming machine manufacturer, distributor or casino operator. The class action lawsuit arises out of alleged fraudulent marketing and operation of casino video poker machines and electronic slot machines. The plaintiffs allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce people into playing their gaming machines based on a false belief concerning how those machines actually operate as well as the extent to which there is actually an opportunity to win on any given play. The plaintiffs allege that the defendants’ actions constitute violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) and give rise to claims of common law fraud and unjust enrichment. The plaintiffs are seeking monetary damages in excess of $1.0 billion. In July 2002 the federal district court denied the plaintiffs’ request for class action certification. In August 2004, the United States Court of Appeals for the Ninth Circuit affirmed the district court’s denial of class action certification, and the plaintiffs did not appeal. Subsequently, two of the four named plaintiffs elected to continue their cases as individual, non-class actions. However, in September 2005, the court granted defendants’ motions for summary judgment, resolving all claims in defendants’ favor without a trial. In October 2005, the plaintiffs appealed the District Court’s granting of summary judgment in favor of the defendants to the Ninth Circuit. Management believes the plaintiffs’ lawsuit to be without merit. The Company will continue to pursue all available legal defenses.

In June 2004, putative class actions were filed against Alliance Gaming Corporation and its officers, Robert Miodunski, Robert Saxton, Mark Lerner, and Steven Des Champs, in the United States District Court for the District of Nevada. The nearly identical complaints alleged violations of the Exchange Act stemming from revised earnings guidance, declines in the stock price, and sales of stock by insiders, and sought damages in unspecified amounts. The federal district court granted the plaintiffs’ unopposed motions to consolidate the cases and to appoint a lead counsel and a lead plaintiff, and the plaintiffs filed a consolidated complaint. Alliance and the other defendants have moved for summary judgment, and the motion is being briefed. Alliance believes the lawsuits are without merit and intends to vigorously defend itself and its officers. In addition, in July 2004 two derivative lawsuits were filed in Nevada state court against the members of the Board of Directors and the officers listed above. The Company is named as a nominal defendant in the derivative lawsuits as the claims are purportedly asserted for the benefit of Alliance. These lawsuits assert claims for breach of fiduciary duty and waste of corporate assets arising out of the same events as those giving rise to the class actions described above and seek injunctive relief and damages in unspecified amounts. These two cases were consolidated, and Alliance and the other defendants moved to dismiss the case. In February 2005, the state district court granted the defendants’ motion and dismissed the case, and the plaintiffs have appealed the case the Nevada Supreme Court, where the matter is pending. Management believes the plaintiffs’ lawsuit to be without merit. The Company will continue to pursue all available legal defenses.

In August 2004, Shuffle Master, Inc. sued the Company in the United States District Court for the District of Nevada, alleging infringement of various patents in connection with the Company’s MindPlay product line and seeking injunctive relief and damages in unspecified amounts. In June 2005, it was announced that IGT had acquired an interest in the patents at issue in the case, and thereafter IGT joined the case as a plaintiff. The Company is vigorously defending against the lawsuit, which is in the discovery phase. Management believes the plaintiffs’ lawsuit to be without merit. The Company will continue to pursue all available legal defenses.

In September 2004, a federal district court jury in the District of Nevada entered a $7.4 million verdict against the Company in a suit filed by Action Gaming, Inc., and IGT. The suit alleged that the multi-hand video poker game deployed by the Company’s former subsidiary, United Coin, infringed the plaintiffs’ patents. The district court ruled on summary judgment that the game does not infringe the patents. However, the court left to the jury the question whether the use of “autohold,” a specific, optional feature of the game, caused it to infringe under the “doctrine of equivalents,” a doctrine of patent law. After a two-week trial, the jury determined that the game with the autohold option enabled did infringe under the doctrine of equivalents and awarded damages accordingly. The feature has been disabled on all affected games in the field, and the decision permits continued deployment of the game as long as the autohold feature is not included. The Company is pursuing various remedies and has posted a cash bond totaling $7.6 million to stay payment of the judgment and accrued interest pending appeal. The cash bond is included in other non-current assets and the accrued liability is included in accrued liabilities in the accompanying balance sheet. This amount has been accrued and the expense for this charge is included in discontinued operations in the accompanying statement of operations in fiscal year 2005.

On December 7, 2004, IGT filed a patent infringement lawsuit against Alliance Gaming Corporation in the United States District Court for the District of Nevada. The complaint asserts that Alliance’s wheel-based games, such as Monte Carlo and Cash For Life, and its iView products infringe patents held by IGT, and seeks injunctive relief and damages in unspecified amounts. Alliance believes IGT’s claims are without merit and is vigorously defending itself against the lawsuit. As part of its defense, Alliance has asserted counterclaims against IGT, including claims that IGT’s patents are invalid as well as several claims that IGT has engaged in anti-competitive conduct in violation of state and federal antitrust laws. By its counterclaims, Alliance is seeking damages and other relief from IGT. The litigation is in the discovery phase and no trial date has been set.

In February 2005, the SEC initiated an informal inquiry and requested documents and information regarding matters related to the allegations in the class actions and similar matters. In August 2005, the SEC notified the Company that its investigation had entered a formal phase, and has requested additional information from the Company covering the same general areas that were addressed in the informal inquiry. Management is cooperating fully with the SEC in this matter.

The Company is also a party to various lawsuits relating to routine matters incidental to its business. Management does not believe that the outcome of such litigation, including the matters above, in the aggregate, will have a material adverse effect on the Company.

At June 30, 2005, the Company had no significant material purchase commitments for capital expenditures.

Federal, State and Local Taxes

The Company is subject to sales, use, income and other tax audits and administrative proceedings in various federal, state, and local jurisdictions. While the Company believes it has properly recorded its tax liabilities and expenses in each jurisdiction, there is no assurance that taxing authorities will not propose adjustments that will increase the Company’s tax liabilities and expense.

In addition, a degree of judgment is required in determining the Company’s effective tax rate and in the evaluation of certain tax positions taken by the Company. The Company establishes reserves when, despite support for the Company’s filing position, a belief exists that these positions may be challenged by the respective tax jurisdiction. The reserves are adjusted upon the occurrence of external, identifiable events. A change in the Company’s tax reserves could have a significant impact on its effective tax rate and operating results.

20.   SEGMENT AND GEOGRAPHICAL INFORMATION

The Company currently operates in two business segments: (i) Bally Gaming and Systems which designs, manufactures and distributes gaming machines and computerized monitoring systems for gaming machines, and (ii) Casino Operations which owns and operates one regional casino. The accounting policies of these segments are consistent with Company’s policies for the consolidated financial statements.

The table below presents information as to the Company’s revenues, operating income (loss), identifiable assets, capital expenditures and depreciation and amortization by segment (in 000s):

	Year Ended June 30,
	2005	2004	2003
Revenues:
Gaming Equipment and Systems	$431,993	$428,128	$312,267
Casino Operations	52,037	52,280	50,945
Total revenues	$484,030	$480,408	$363,212
Inter-segment revenues:
Gaming Equipment and Systems	$518	$578	$1,164
Casino Operations	—	—	—
Total inter-segment revenues	$518	$578	$1,164
Gross Profit:
Gaming Equipment and Systems	$188,263	$235,338	$167,542
Casino Operations	33,310	32,237	29,737
Total gross profit	$221,573	$267,575	$197,279
Operating income (loss):
Gaming Equipment and Systems	$(3,947)	$89,449	$69,571
Casino Operations	16,775	16,942	15,306
Corporate/other	(18,550)	(14,254)	(13,213)
Total operating (loss) income	$(5,722)	$92,137	$71,664
Identifiable assets:
Gaming Equipment and Systems	$545,164	$540,398	$320,487
Casino Operations	43,094	41,790	43,399
Corporate/other	59,836	181,801	60,304
Total identifiable assets	$648,094	$763,989	$424,190
Goodwill:
Gaming Equipment and Systems	$161,444	$127,672	$63,040
Casino Operations	—	—	—
Corporate/other	—	—	—
Total goodwill	$161,444	$127,672	$63,040
Capital expenditures:
Gaming Equipment and Systems	$6,942	$8,396	$3,589
Casino Operations	4,325	2,716	6,068
Corporate/other	1,163	728	102
Total capital expenditures	$12,430	$11,840	$9,759
Depreciation and amortization:
Gaming Equipment and Systems	$15,932	$10,099	$6,491
Casino Operations	3,296	2,780	2,174
Corporate/other	1,342	1,525	2,285
Total depreciation and amortization	$20,570	$14,404	$10,950

The Company has operations based primarily in the United States with a significant sales and distribution office based in Europe.

The table below presents information as to the Company’s revenues, operating income (loss), identifiable assets capital expenditures and depreciation and amortization by geographic region determined based upon the location of the customer (in 000s):

	Year Ended June 30,
	2005	2004	2003
Revenues:
United States	$456,947	$448,817	$319,647
Europe	13,212	24,817	32,617
Other foreign	13,871	6,774	10,948
Total revenues	$484,030	$480,408	$363,212
Gross Margin:
United States	$212,958	$254,654	$183,729
Europe	4,147	10,976	10,425
Other foreign	4,468	1,945	3,125
Total gross margin	$221,573	$267,575	$197,279
Operating income (loss):
United States	$(1,170)	$90,768	$66,065
Europe	(6,965)	1,687	4,816
Other foreign	2,413	(318)	783
Total operating income (loss)	$(5,722)	$92,137	$71,664
Identifiable assets:
United States	$597,613	$708,723	$371,226
Europe	33,336	43,661	41,798
Other foreign	17,145	11,605	11,166
Total identifiable assets	$648,094	$763,989	$424,190
Goodwill:
United States	$143,491	$109,498	$47,393
Europe	17,953	18,174	15,647
Other Foreign	—	—	—
Total goodwill	$161,444	$127,672	$63,040
Capital expenditures:
United States	$11,283	$11,145	9,664
Europe	1,140	684	90
Other foreign	7	11	5
Total capital expenditures	$12,430	$11,840	$9,759
Depreciation and amortization:
United States	$19,217	$13,574	$10,604
Europe	737	636	339
Other Foreign	616	194	7
Total depreciation and amortization	$20,570	$14,404	$10,950

21.   401(k) PLAN

The Company is the sponsor of the Alliance Gaming Corporation 401(k) Savings Plan (the “401(k) Plan”). The 401(k) Plan was adopted for domestic employees of Alliance Gaming and all its domestic subsidiaries. Employees may enroll in the plan after meeting certain age and length of employment criteria, and plan participants may defer up to 25% of their compensation, up to certain IRS imposed limitations, currently $14,000.

The Company matches 50% of any participants’ contributions, up to the first 6% of their compensation (as the term “compensation” is defined in the 401(k) plan document). Company matching contributions totaled approximately $1.5 million, $0.8 million and $1.0 million for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

For participants hired through December 31, 2000, employee and employer matching contributions were 100% vested immediately. For employees hired on or after January 1, 2001, vesting of the employer match is on a 20%, 5-year vesting schedule. Employer profit sharing contributions are 100% after the completion of 3 years of service.

22.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth unaudited quarterly financial information for the years ended June 30, 2005 and 2004.

As discussed in Note 2, the unaudited quarterly information for the first three quarters of the year ended June 30, 2005 and the four quarters of the year ended June 30, 2004 have been restated. A comparison of previously reported and restated unaudited quarterly financial information is presented within the tables below:

	Fiscal Year 2005 Quarterly Results
	September 30		December 31		March 31
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	June 30
Statement of Operations Data:
Revenues	$116,913	$110,801	$113,702	$125,550	$125,412	$127,001	$120,678
Cost of gaming equipment, systems and casino operations	55,638	57,134	57,926	71,312	62,310	70,532	63,479
Selling, general and administrative	45,090	45,105	41,051	40,951	38,729	38,738	34,966
Income (loss) from continuing operations before income taxes and minority interest	(9,757)	(10,799)	(11,274)	(5,702)	(7,022)	(6,410)	329
Income tax (benefit) expense	(3,851)	(4,054)	(4,879)	(3,090)	(1,480)	958	(324)
Loss from continuing operations	(6,405)	(7,244)	(7,540)	(3,757)	(6,449)	(8,275)	(1,042)
Income (loss) from discontinued operations	(4,391)	(4,391)	15	15	(395)	(395)	117
Net loss	(10,796)	(11,635)	(7,525)	(3,742)	(6,844)	(8,670)	(925)
Basic loss per share from continuing operations	$(0.13)	$(0.14)	$(0.15)	$(0.07)	$(0.13)	$(0.16)	$(0.02)
Diluted loss per share from continuing operations	$(0.13)	$(0.14)	$(0.15)	$(0.07)	$(0.13)	$(0.16)	$(0.02)

	Fiscal Year 2004 Quarterly Results
	September 30		December 31		March 31		June 30
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Statement of Operations Data:
Revenues	$101,223	$96,339	$108,631	$120,399	$116,239	$111,762	$162,783	$151,908
Cost of gaming equipment, systems and casino operations	38,240	39,307	43,664	52,903	46,702	49,707	69,023	70,916
Selling, general and administrative	29,065	29,065	21,548	21,757	30,198	30,234	43,534	43,363
Income from continuing operations before income taxes and minority interest	3,600	798	23,203	29,000	19,197	15,830	24,227	17,941
Income tax expense	1,266	285	8,444	10,473	6,234	5,054	8,349	5,701
Income from continuing operations	1,848	27	14,218	17,986	12,241	10,054	15,319	11,680
Income from discontinued operations	4,180	4,180	4,526	4,526	1,593	1,593	30,590	30,590
Net income	6,028	4,207	18,744	22,512	13,834	11,647	45,908	42,270
Basic income per share from continuing operations	$0.04	$0.00	$0.29	$0.35	$0.25	$0.20	$0.30	$0.23
Diluted income per share from continuing operations	$0.04	$0.00	$0.28	$0.35	$0.24	$0.20	$0.30	$0.23

23.   SUBSEQUENT EVENTS

In August 2005, a hurricane hit the gulf coast of Mississippi and Louisiana causing substantial damage to the Gulfport and Biloxi, Mississippi area, as well as New Orleans, Louisiana. In September 2005, Louisiana was again impacted by a hurricane that caused additional flooding in New Orleans as well as other locations in Louisiana.

The Company earns revenue in both Louisiana and Mississippi from machine rentals and participations in various casinos that were damaged by the hurricanes. In some instances, the machines have been damaged or destroyed; in other cases, the machines are undamaged, but the casino is currently closed.

The Company carries both property and business interruption insurance which will serve to offset some of the losses indicated above. At this time the Company is actively working with its insurance providers to assess losses and associated recoveries, but anticipate the full claim cycle will cover an extended period of time. Therefore, the Company cannot reasonably estimate the net proceeds to be recovered in connection with these losses.

The effect of the hurricanes, net of eventual insurance recoveries, is not expected to have a material impact on the financial position of the Company; however it may affect the Company’s quarterly results of operations depending on the timing of the insurance recoveries and the pace at which properties are rebuilt.