Form 10-K/A
period 2005-06-30
BALLY TECHNOLOGIES, INC.
filed 2006-11-01
CIK 2491

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

BALLY TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

NEVADA	88-0104066
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6601 S. Bermuda Rd. Las Vegas, Nevada 89119

(Address of principal executive offices)

Registrant’s telephone number, including area code: (702) 584-7600

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

The aggregate market value of the common stock, $0.10 par value, held by non-affiliates of the registrant, computed based on the closing sale price as of December 31, 2005 of $13.81 per share as reported by the New York Stock Exchange, was approximately $674,557,000.

According to the records of the registrant’s registrar and transfer agent, the number of shares of the registrant’s common stock outstanding as of October 27, 2006 was 52,934,336, which does not include 526,000 shares held in treasury.

BALLY TECHNOLOGIES, INC.
FORM 10-K/A
Year Ended June 30, 2005

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to effect a restatement of the previously issued consolidated financial statements of Bally Technologies, Inc. (formerly known as Alliance Gaming Corporation, the “Company”) as of June 30, 2005 and 2004, and for each of the three years in the period ended June 30, 2005 and the unaudited selected quarterly financial data for the fiscal quarters ended June 30, 2005 and 2004, March 31, 2005 and 2004, December 31, 2004 and 2003, and September 30, 2004 and 2003 presented in Note 22 to consolidated financial statements filed with the Securities and Exchange Commission (the “SEC”) on December 30, 2005 (the “Original Filing”). For further discussion regarding the restatement, see Note 2 to consolidated financial statements, Restatement of Previously Issued Financial Statements, included in Item 15 of this Amendment No. 1.

This Amendment No. 1 amends and restates Item 1 of Part I, Items 6, 7, 8 and 9A of Part II and Item 15 of Part IV of the Original Filing to reflect the effects of the restatement.  In addition, in accordance with Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, this Amendment No. 1 also includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32.1 and 32.2.

Except in respect of the foregoing and in respect of the Company’s name change, the appointment of Robert C. Caller as the Company’s Chief Financial Officer and the amendment to the Company’s bank loan agreement referenced below, all of the information in this Amendment No. 1 is applicable as of the dates addressed in the Original Filing and does not reflect events occurring after the date of the Original Filing or modify or update disclosures affected by subsequent events. For the convenience of the reader, this Amendment No. 1 sets forth the Original Filing in its entirety, as amended by and to reflect the changes discussed above.

This Amendment No. 1 should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC subsequent to the date of the Original Filing disclosing, among other things:

•       That on March 13, 2006, the Company changed its name to Bally Technologies, Inc.; and

•       That on April 3, 2006, the Company appointed Robert C. Caller as Executive Vice President, Chief Financial Officer and Treasurer; and

•       That on October 20, 2006, the Company amended its bank loan agreement.

Except for this filing, we have not amended, and do not intend to amend, any of our periodic reports previously filed with the SEC. Therefore, the consolidated financial statements and other financial information in our previously filed periodic reports for the dates and periods referred to above should not be relied upon.

PART I

ITEM 1.              BUSINESS

General

Operating under the name Bally Gaming and Systems, we are a worldwide leader in designing, manufacturing and distributing traditional and nontraditional gaming machines, having marketed over

100,000 gaming machines during the past five years. We define traditional gaming machines as being Class III, casino-style games, and nontraditional gaming machines such as games that are centrally determined or video lottery terminals (“VLTs”). We also design, integrate and sell highly specialized computerized monitoring systems that provide casinos with networked accounting and security services for their gaming machines. In our systems business, we have over 276,000 game monitoring units installed in casinos worldwide. We also own and operate a dockside casino in Vicksburg, Mississippi, which has approximately 12 table games and 890 gaming devices (“Casino Operations”). You can find further information regarding our individual business units in the notes to our consolidated financial statements included in this Annual Report on Form 10-K/A.

We were incorporated in Nevada on September 30, 1968, under the name Advanced Patent Technology. In 1983, we changed our name to Gaming and Technology, Inc., and to United Gaming, Inc., in 1988. We became Alliance Gaming Corporation on December 19, 1994. We conduct our gaming operations through directly and indirectly owned subsidiaries. Unless the context requires otherwise, the terms “Alliance,” “Bally,” “the Company,” “we” and “our” as used herein refer to Bally Technologies, Inc. and subsidiaries. Our principal executive offices are located at 6601 South Bermuda Road, Las Vegas, Nevada 89119; telephone (702) 584-7600. Our internet address is www.ballytech.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Copies of our Corporate Governance Guidelines, Code of Ethics and Business Conduct applicable to our officers, directors and employees and the charters for the Audit, Nominating and Corporate Governance and Compensation Committees of our Board of Directors are available on our website by following the links to “Investor Relations” and “Corporate Governance” or upon written request to our Corporate Secretary at the address set forth above.

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

Financial Information

The financial information required with respect to each of our business segments and with respect to geographical areas can be found in the consolidated financial statements included in this Annual Report on Form 10-K/A and the related notes.

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

Gaming Equipment

We design, manufacture and sell a variety of electronic slot and video gaming machines. Slot machines are normally produced to specific order, configured to a customer’s particular requirements. Customers may also change the game theme of a slot machine by purchasing a “conversion kit” that consists of artwork, reel strips (if applicable) and a computer chip. Gaming machines are differentiated from one another by a number of factors including graphic design and theme, cabinet style and size, pay table, reel type design, betting denomination and minimum/maximum betting amount. Our video gaming machines are designed to offer the player the chance to play a multitude of different games by simulating various card games, video reel-spinning games and keno through a video display. We periodically introduce new games and themes to satisfy customer demand and to compete with our competitors’ product designs. The gaming products created are the result of a comprehensive product development effort which includes extensive testing in-house and on casino floors for reliability and player appeal.

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

We generally offer a 90-day parts and labor warranty for new gaming machines sold. We also remain actively involved in customer service after the original installation of the machine. We provide several after-sale services to our customers including customer education programs, a 24-hour customer service telephone hot-line, an Internet web site for technical support, field service support programs and spare parts programs. Our historical warranty expense as a percentage of revenues has been less than 1%.

We also sell used gaming machines, as well as parts for existing machines. Generally we acquire the used machines we sell as trade-ins toward the purchase of new gaming equipment. While a small secondary market exists in the United States, used machines are typically resold into the international market. Some used equipment is reconditioned for direct sale, but much is sold in container lots on an “as is” basis through independent brokers. Used game sales totaled $14.4 million, $20.4 million and $9.1 million for the years ended June 30, 2005, 2004 and 2003, respectively.

Total revenue from the Gaming Equipment division totaled $202.8 million, $223.3 million and $170.0 million for the years ended June 30, 2005, 2004 and 2003, respectively.

In fiscal year 2004 we completed two strategic acquisitions in the Gaming Equipment area, Crown Gaming and SDG. See “—General-Acquisitions” above.

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

Our Systems division generated revenues of approximately $97.0 million, $121.9 million and $80.7 million for the years ended June 30, 2005, 2004 and 2003, respectively.

During fiscal year 2004, we completed the acquisition of MindPlay. During fiscal year 2003, we completed the acquisitions of MCC and HSC. See “—General-Acquisitions” above.

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

Additionally, we have a base of centrally determined games operating primarily in Washington, Florida, Alabama, and Oklahoma. With the exception of Oklahoma, these games generally have been sold to the customer, and we retain a daily fee for the central determination software license. Participation lease arrangements are still most prevalent in Oklahoma. As of June 30, 2005, the installed base for the centrally determined games totaled 18,885 units and full participation fee units for these markets total 3,100 units.

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

Product development for casino enterprise systems also includes hardware and software. The major areas of hardware development include micro controller circuit board design and programming, as well as user interface devices such as card readers, keypads and displays. We have developed a modular and extendible hardware and software architecture, which focuses development on achieving greater functionality, product reliability, and ease of maintenance for the casino operator, and greater ease of use for the player. In addition, the architecture allows customers to upgrade existing components or add new components with minimal impact. Development cycles for hardware can vary between a few months for minor revisions to more than a year for major design changes or changes made by various slot machine manufacturers with which our products must be physically integrated. Software development results in periodic product releases that include new features that extend or enhance the casino enterprise systems; periodic maintenance releases that enable casino operators to correct problems or improve the usability of the system; and documentation needed to install and use the system.

We have developed a series of cashless and bonusing products marketed under the Bally Power Series name. The Bally Power products represent an integrated set of cashless and bonusing features to enhance the gaming experience of casino patrons. These products allow the transfer of funds using bar coded coupons and/or encrypted PIN numbers to download either restricted or unrestricted credits to the gaming device. These products allow casino operators to reduce cash and coin handling expenses, minimize overall operating expenditures and provide creative marketing incentives to their casino patrons. Our cashless products are in use in Nevada, Michigan, New Jersey, Mississippi, Louisiana, Iowa, Colorado, Missouri, Indiana and various Native American and international jurisdictions encompassing many states and countries.

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

The primary markets for casino enterprise systems are the United States and, to a lesser extent, Canada, Latin America, Europe and the Caribbean. Markets for systems within the United States include traditional land-based casinos concentrated in Nevada, Atlantic City, New Jersey, Native American casinos and riverboats and dockside casinos. Our domestic market for casino enterprise systems is new casinos and existing or new customers who either acquire casinos with a competitor’s system which we replace with our system, or expand their casino floors or upgrade their hardware or software to a new product release. Unlike the United States market, where most jurisdictions require the implementation of systems, few international markets have done so. Management believes, however, that the international market for such systems is increasing, and if that expansion occurs, our Systems’ sales to such markets are likely to increase accordingly.

Sales and Marketing

Bally Gaming and Systems uses a direct sales force and, to a lesser extent, an independent distributor network to distribute our products. Bally Gaming and Systems’ North America sales staff consists of approximately 54 people in offices in Nevada, New Jersey, Mississippi, Illinois, California and Florida.

Bally Gaming and Systems’ direct sales force generated approximately, 69%, 75% and 75% of new unit sales for the years ended June 30, 2005, 2004 and 2003, respectively. Bally Gaming and Systems uses distributors for sales to certain jurisdictions. The agreements with distributors generally specify minimum purchases and generally provide that we may terminate the agreement if certain performance standards are not met. These independent distributors generated approximately, 31%, 25% and 25% of new gaming machine unit sales for the years ended June 30, 2005, 2004, and 2003, respectively.

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

In addition we sell game cabinets to original equipment manufactures (“OEMs”) that in turn provide games primarily to the Class II non-traditional gaming markets. Typically, the OEM also purchases the rights to certain Bally themes, which entitles it to certain Bally proprietary game themes and redesigns these game themes to be compatible with its operating system configurations. Sales of such cabinets to OEMs totaled approximately $16.7 million, $9.3 million, and $4.7 million for years ended June 30, 2005, 2004 and 2003, respectively, and sales of game themes to the OEMs totaled approximately $3.3 million, $3.1 million and $1.4 million for the years ended June 30, 2005, 2004 and 2003, respectively.

During fiscal year 2005, the Company also licensed certain technologies for “redemption” markets to Spectre Gaming. The Company expects to receive fees for the licensing of certain technologies, as well as recurring fees from ongoing royalty fees beginning in fiscal year 2006.

The demand for casino enterprise systems is driven by regulatory requirements in each applicable jurisdiction and by casino operators’ competitive need to properly track machine and player activity and, to establish and compile individual machine and player profitability and other demographic information. These features enable casinos to develop or enhance marketing strategies. Revenues for casino enterprise systems are derived from selling products to new or existing customers. For the year ended June 30, 2005, the ten largest casino enterprise system customers, which include certain multi-site casino operators that have corporate agreements, accounted for approximately 50.9% of game monitoring unit sales revenues, with the largest single customer accounting for 9.7% of game monitoring unit sales revenues.

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

We believe the future success of our operations depend on our ability to bring more innovative and higher quality products to the market in a more cost effective and timely manner than our competitors

The competition in the market for management systems is also significant. Product feature and functionality, accuracy, reliability, and pricing are all key factors in determining a provider’s success in selling its system. The main competition in casino management systems currently consists of IGT, Aristocrat, MIS Grips and to a lesser extent, Konami and Progressive Gaming. Competition is keen in this market due to the number of providers and the limited number of casinos and jurisdictions in which they operate. Management believes the future success of our operations will be determined by our ability to bring new and innovative products to the market while maintaining our base of loyal existing customers.

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

Competition

The operation of casinos is a highly competitive business and gaming of all types is available throughout Mississippi in numerous locations. The principal competitive factors in the industry include the quality and location of the facility, the nature and quality of the amenities and customer services offered, and the implementation and success of marketing programs. The Rainbow Casino faces substantial direct competition for gaming customers from the three other gaming facilities in Vicksburg, as well as other gaming operations throughout Mississippi. One additional gaming site in Vicksburg is currently being pursued by Lakes Gaming, however the timing of opening and potential impact on the market is not yet known.

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

Wall Machines and Amusement Games

In July 2003, we sold our Bally Wulff wall machine and amusement game business unit to a third party equity investor for $16.5 million in cash, and recorded a loss on sale totaling $25.4 million. During fiscal year 2004 and 2005 the Company negotiated with the German tax authorities to resolve several tax related matters. See Note 5 to our consolidated financial statements, Discontinued Operations, included in this Annual Report on Form 10-K/A.

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

We cannot provide assurance that other parties will not infringe our patents or use products that violate our copyright and trademark protections. We also cannot provide assurance that other parties will not claim that we violate their intellectual property rights. The research, legal, and administrative costs associated with creating, securing, enforcing and defending our intellectual property rights can be material. Moreover, the likelihood of success in such matters is generally not predictable and is subject to litigation risks.

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

The Division has the authority to conduct overt and covert investigations of any person involved directly or indirectly in the gaming industry in Louisiana. These investigations have extended to information regarding a prospective permitee’s and his or her spouse’s immediate family and relatives and their affiliations with certain organizations or other business entities. The investigation may also extend to any person who has or controls more than a 5% ownership of, or interest in income or profits in, an applicant for or holder of a license or who is a key employee or who has the ability to exercise significant influence over the permitee. All persons or entities investigated must meet all suitability requirements and qualifications for a permitee. The Louisiana Board may deny an application for permitting for any cause it may deem reasonable. The applicant for permitting must pay a filing fee, which applies to the cost of the investigation.

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

In June 2004, putative class actions were filed against Alliance and its officers, Robert Miodunski, Robert Saxton, Mark Lerner, and Steven Des Champs, in the United States District Court for the District of Nevada. The nearly identical complaints alleged violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) stemming from revised earnings guidance, declines in the stock price, and sales of stock by insiders. The complaints sought damages in unspecified amounts. The federal district court granted the plaintiffs’ unopposed motions to consolidate the cases and to appoint a lead counsel and a lead plaintiff, and the plaintiffs filed a consolidated complaint, all as is customary in such cases. Alliance and the other defendants have moved for summary judgment, and the motion is being briefed. Alliance believes the lawsuits are without merit and intends to vigorously defend itself and its officers. In addition, in July 2004, two derivative lawsuits were filed in Nevada state court against the members of the board of directors and the officers listed above. The Company is named as a nominal defendant in the derivative lawsuits as the claims are purportedly asserted for the benefit of Alliance. These lawsuits assert claims for breach of fiduciary duty and waste of corporate assets arising out of the same events as those giving rise to the class actions described above, and seek injunctive relief and damages in unspecified amounts. These two cases were consolidated, and Alliance and the other defendants moved to dismiss the case. In February 2005, the state district court granted the defendants’ motion and dismissed the case, and the plaintiffs have appealed the case the Nevada Supreme Court, where the matter is pending. Management believes the plaintiffs’ lawsuit to be without merit. The Company will continue to pursue all available legal defenses.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

(1)          Rights include grants for Restricted Stock and Restricted Stock Units.

ITEM 6.                SELECTED FINANCIAL DATA

The following selected financial data for the fiscal years ended June 30, 2005, 2004 and 2003 has been derived from the consolidated financial statements which appear elsewhere in this Amendment No. 1. The consolidated financial statements for each of the three years ended June 30, 2005 have been restated in their entirety in this Amendment No. 1, and the financial information presented below for the years ended June 30, 2005, 2004, 2003 and 2002 reflects the restatements as described in Note 2 to consolidated financial statements. The Selected Financial Data should be read in conjunction with:

•       Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•       Item 8 Financial Statements and Supplementary Data;

•       Note 2 to consolidated financial statements, Restatement of Previously Issued Financial Statements; and

•       Note 22 to consolidated financial statements, Selected Quarterly Financial Data (unaudited).

	Fiscal Year Ended June 30,
	2005	2004	2003	2002	2001
	As restated(1)	As restated(1)	As restated(1)	As restated(1)
	(in 000s, except per share amounts)
Statement of Operations Data:
Total revenues from continuing operations	$483,107	$476,607	$357,264	$264,357	$214,098
Operating income (loss)(2)	(4,451)	88,836	66,367	45,176	29,449
Income (loss) from continuing operations before income taxes and minority interest	(19,370)	62,412	43,339	19,538	(5,462)
Income tax expense (benefit)	(5,192)	21,104	15,354	(40,621)	(1,313)
Minority interest	(3,731)	(2,309)	(2,009)	(1,935)	(2,165)
Income (loss) from continuing operations	(17,909)	38,999	25,976	58,224	(6,314)
Income (loss) from discontinued operations(3)	(4,654)	40,889	(17,638)	1,612	20,796
Net income (loss)	$(22,563)	$79,888	$8,338	$59,836	$14,482
Basic earning (loss) per share:
Continuing operations	$(0.35)	$0.78	$0.53	$1.26	$(0.14)
Discontinued operations	(0.09)	0.82	(0.36)	0.04	0.49
Total	$(0.44)	$1.60	$0.17	$1.30	$0.35
Diluted earning (loss) per share:
Continuing operations	$(0.35)	$0.76	$0.52	$1.23	$(0.14)
Discontinued operations	(0.09)	0.80	(0.36)	0.04	0.48
Total	$(0.44)	$1.56	$0.16	$1.27	$0.34

	As of June 30,
	2005	2004	2003	2002	2001
	As restated(1)	As restated(1)	As restated(1)	As restated(1)
	(in 000s)
Balance Sheet Data:
Cash and cash equivalents	$33,170	$154,258	$24,406	$24,700	$27,029
Restricted cash	13,421	15,590	14,478	7,100	2,100
Working capital	125,164	257,217	135,289	96,959	53,297
Total assets	654,934	773,927	544,814	465,900	371,017
Total long term debt, including current maturities	335,117	428,955	345,215	341,793	339,540
Total stockholders’ equity (deficiency)	176,023	180,979	76,432	41,973	(39,205)

(1)          Amounts have been restated as discussed in Note 2 to consolidated financial statements, Restatement of Previously Issued Financial Statements.

(2)          The Company has recorded the following significant items affecting comparability of operating income (loss):

•       During the fiscal year ended June 30, 2005, we recorded severance charges totaling $3.7 million (see Note 16 to consolidated financial statements, Severance Charges), certain impairment charges of $3.6 million (see Note 17 to consolidated financial statements, Impairment Charges), inventory impairment charges of $26.4 million (see Note 18 to consolidated financial statements, Inventory Impairment Charges), and a charge of $0.6 million related to an amendment to our bank loan agreement (see Note 11 to consolidated financial statements, Long-Term Debt).

•       During the fiscal year ended June 30, 2004, we recorded a loss on extinguishment of debt of $12.3 million (see Note 11 to consolidated financial statements, Long-Term Debt).

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

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain matters in this Annual Report on Form 10-K/A and our other filings with the SEC, including, without limitation, certain matters discussed in this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, and are subject to the safe harbor created thereby. Those statements reflect the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, future events and financial trends affecting the Company.

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

Restatements to the Consolidated Financial Statements

First Restatement

As previously disclosed, in connection with our year-end closing process for the fiscal year 2005, we identified certain errors in our accounting and previously reported financial information. As a result, in September 2005, we announced that we would delay filing our Annual Report on Form 10-K for the fiscal year ended June 30, 2005. Based on an internal review, our Board of Directors concluded on November 2, 2005 that there were material errors in our originally reported financial information and consequently, that a restatement of our originally reported financial statements for the fiscal years ended June 30, 2004 and 2003 and our originally reported unaudited selected quarterly financial data presented in Note 22 to consolidated financial statements was required (the “First Restatement”).

Our review process included an assessment of our accounting methods and practices as well as our previously reported financial information. This process, conducted by third party consultants and internal accountants under the direction of our senior management and with the oversight of the Audit Committee of the Board of Directors, consisted of a review of our sales contracts, account reconciliations, financial information, and certain transactions. Our review determined that the accounting errors in our previously reported financial information and the failure to prevent or detect them in our financial reporting process were, in part, attributable to material weaknesses in our internal control over financial reporting. The material weaknesses are described in “—Internal Control Over Financial Reporting” in Item 9A, Controls and Procedures.

The adjustments recorded in connection with the First Restatement resulted in a decrease in:

(i)            gaming and systems revenues of $8.5 million and $23.2 million in fiscal years 2004 and 2003, respectively;

(ii)        cost of sales and other operating expenses of $1.9 million and $9.9 million in fiscal years 2004 and 2003, respectively; and

(iii)    income from continuing operations of $3.9 million and $9.0 million in fiscal years 2004 and 2003, respectively.

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

We also determined that we should have presented the cash flows from discontinued operations within the respective operating, investing and financing activities in our statements of cash flows, rather than as one separate line item. The cash flow statements were also adjusted for the change in the classification of the jackpot reserve cash accounts to restricted cash.

Second Restatement

In April 2006, management identified additional transactions for which revenue had been recognized on the sale of gaming devices prior to their physical delivery to customer locations and reported the discrepancies to the Audit Committee of the Board of Directors. As a result, the Audit Committee of the Board of Directors engaged an independent third party consultant to investigate these matters. The consultant also reviewed e-mail communications from certain Company personnel for key terms related to revenue recognition criteria, such as delivery, acceptance, etc. The initial findings from the third party investigation resulted in the expansion of the scope of management’s review to all jurisdictions in which certain internal forms were utilized to evidence the requisite delivery and acceptance criteria under our revenue recognition policy.

The scope of our internal review also included the review of revenue recognition practices of certain transactions recorded in fiscal years 2005, 2004, 2003 and 2002. The internal testing included, but was not limited to, the review of transactions for the use of internal forms used to evidence delivery and acceptance and the use of interim storage prior to the ultimate physical delivery to customer locations.

After completion of the investigation and our internal review, on August 8, 2006, the Audit Committee of the Board of Directors concluded there were material errors in our previously reported financial information as presented in the Original Filing, and consequently, that a restatement of our previously reported consolidated financial statements as of June 30, 2005 and 2004 and for each of the three years in the period ended June 30, 2005 and our previously reported selected quarterly financial data presented in Note 22 to consolidated financial statements was required (the “Second Restatement,” and collectively with the First Restatement, the “Restatements”).

We also determined that interest earned on trade accounts receivable that was included in gaming and system revenue should have been reported as interest income, as well as corrected the recorded value of certain grants of restricted stock units to reflect the fair market value on their date of grant.

The adjustments recorded in connection with the Second Restatement resulted in:

(i)            an increase (decrease) in gaming and systems revenues of $1.1 million, $(1.8) million and $(4.0) million in fiscal years 2005, 2004 and 2003, respectively;

(ii)        an increase (decrease) in cost of sales and other expenses of $2.2 million, $(0.5) million and $(0.7) million in fiscal years 2005, 2004 and 2003, respectively;

(iii)    an increase (decrease) in income from continuing operations of $2.4 million, $(0.8) million and $(2.1) million in fiscal years 2005, 2004 and 2003, respectively; and

(iv)      a reclassification of interest earned on trade accounts receivable from gaming and system revenues to interest income of $2.1 million, $2.0 million and $2.0 million in fiscal years 2005, 2004 and 2003, respectively.

A more detailed discussion of the effects of the Restatements discussed above can be found in Note 2 to consolidated financial statements, Restatement of Previously Issued Financial Statements and is presented in summary detail below.

The following is a reconciliation of income (loss) from continuing operations as originally reported to the restated amounts reported in the consolidated financial statements included as Item 15 of this Amendment No. 1:

	Year ended June 30,
	2005	2004	2003
	(in 000s)
Income (loss) from continuing operations, as originally reported	$(20,317)	$43,625	$37,162
First Restatement
Revenue recognition adjustments, net	—	(3,405)	(8,624)
Inventory adjustments, net	—	(441)	(420)
Other miscellaneous adjustments, net	—	(32)	(6)
Income (loss) from continuing operations, as previously restated	(20,317)	39,747	28,112
Second Restatement
Revenue recognition adjustments, net	1,298	(1,846)	(1,408)
Inventory adjustments, net	902	706	(557)
Other miscellaneous adjustments, net	208	392	(171)
Income (loss) from continuing operations, as currently restated	$(17,909)	$38,999	$25,976

The Restatements also resulted in a reduction of retained earnings as of June 30, 2002 of $4.0 million.

In connection with the Restatements, deferred revenues as of June 30, 2005 and 2004 were increased by $9.7 and $45.7 million, respectively, and totaled $41.0 million and $48.0 million as of June 30, 2005 and 2004, respectively. The related deferred cost of sales as of June 30, 2005 and 2004 were increased by $5.8 million and $18.0 million, respectively, and totaled $18.3 million and $18.2 million as of June 30, 2005 and 2004, respectively.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the Restatements.

Internal Control Over Financial Reporting

We have identified material weaknesses in our internal control over financial reporting which are described in Item 9A, Controls and Procedures that contributed to both the First Restatement and the Second Restatement. Each of these material weaknesses also results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result, we have assessed that our internal control over financial reporting was not effective as of June 30, 2005.

We are in the process of developing and implementing measures to address these material weaknesses. The key issues identified by management during its assessment were the high level of turnover of certain of our key finance and accounting personnel during fiscal 2005, our inability to timely replace departed key personnel and the misinterpretation by management of certain complex accounting and tax issues. We are making progress in the implementation of measures to remediate our material weaknesses as discussed under the caption “Remediation Plan” in Item 9A, Controls and Procedures; however, there can be no assurance as to when the satisfactory implementation of these measures will be completed. Furthermore, we are in process of evaluating our internal control over financial reporting as of June 30, 2006. There can be no assurances that the material weaknesses described in Item 9A, Control and Procedures were cured as of such date, or that we will not identify additional material weaknesses as a result of such evaluation. Until such measures are fully implemented, we will continue to incur the expenses and management burdens associated with the additional resources required to prepare our consolidated financial statements.

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

Our Gaming Equipment and Systems revenue are recognized in accordance with the provisions of Statement of Position (“SOP”) No. 97-2 and are generally recognized when:

•       Persuasive evidence of an arrangement exists

•       Delivery has occurred

•       The vendors’ fee is fixed or determinable

•       Collectibility is probable

We sell gaming machines and our computerized monitoring systems either through normal credit terms of a 120 days or less, or may grant extended credit terms of up to five years. Revenue is recorded in accordance with the terms of sale for contracts with payment terms of 24 months or less, or as cash is received for contracts with payment terms in excess of 24 months. Games placed with customers on a trial basis are not recognized as revenue until the trial period ends, the customer accepts the games and collectibility is probable.

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

The recoverability of certain deferred tax assets is based in part on estimates of future income and the timing of temporary differences, and the failure to fully realize such deferred tax assets could result in a higher tax provision in future periods. Our net deferred tax assets totaled $47.4 million and $36.6 million at June 30, 2005 and 2004, respectively. Our accrued income taxes totaled $1.8 million at June 30, 2005 and $5.7 million at June 30, 2004.

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

Results Of Operations

Our results of operations include the accounts of Bally Technologies, Inc., and its wholly-owned and partially-owned, controlled subsidiaries.

	Overall Consolidated Operating Results Year ended June 30,
							Increase/(Decrease)
	2005	% Rev	2004	% Rev	2003	% Rev	05 vs. 04	04 vs. 03
	(dollars in millions)
Revenues	$483.1	100%	$476.6	100%	$357.3	100%	1%	33%
Gross profit	222.9	46%	263.8	55%	192.1	54%	(16)%	37%
Operating income (loss)	(4.5)	(1)%	88.8	19%	66.4	19%	(105)%	34%
Income (loss) from continuing operations	$(17.9)	(4)%	$39.0	8%	$25.9)	7%	(146)%	51%
Income (loss) from discontinued operations	(4.7)	(1)%	40.9	9%	(17.6)	(5)%	(111)%	(332)%
Net income (loss)	$(22.6)	(5)%	$79.9	17%	$8.3)	2%	(128)%	(863)%

We report our revenue and income in two segments:

•       Bally Gaming Equipment and Systems (which includes Gaming Equipment, Systems and Gaming Operations)

•       Casino Operations

Bally Gaming and Systems revenue represents approximately 89.2%, 89.0% and 85.7% of total revenues for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. Casino Operations revenue represents approximately 10.8%, 11.0% and 14.3% of total revenue for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. Further descriptions of the fluctuations between fiscal year ends are discussed in depth under each respective segment disclosure below.

Bally Gaming Equipment and Systems

Through our Bally Gaming Equipment and Systems segment we are one of the leading providers of technology to the gaming industry. The gaming industry has been moving to games which use ticket-in ticket-out (“TITO”) technology over the last several years, thereby reducing coin handling costs and down time for games waiting on the casino floor. During fiscal year 2005, the sale of new gaming devices in the domestic market declined as a result of the rapid adoption of TITO capable games during the preceding years. In addition, during fiscal year 2005, there were fewer new casino openings and there were no new domestic markets that opened.

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

We believe that Systems revenues could increase in fiscal year 2006 as a result of investments we have made in our systems business and casino operators continued focus on promotions and bonusing software as tools to enhance their player loyalty programs. In addition, we provide systems technology to several of the large multi-property casino operators that have made recent acquisitions or are currently developing new properties, and we anticipate such customers will deploy our systems technology solutions.

However, the wide number of new products that we are introducing, the uncertain market conditions and the changing competitive landscape make forecasting for fiscal year 2006 particularly difficult.

The summary financial results and operating statistics for Bally Gaming Equipment and Systems are as follows:

	Year Ended June 30,
							Increase/(Decrease)
	2005	% Rev	2004	% Rev	2003	% Rev	05 vs. 04	04 vs. 03
	(dollars in millions)
Revenues
Gaming Equipment	$202.8	47%	$223.3	53%	$170.0	56%	(9)%	31%
Systems	97.0	22%	121.9	29%	80.7	26%	(20)%	51%
Gaming Operations	131.3	31%	79.1	18%	55.6	18%	66%	42%
Total revenues	$431.1	100%	$424.3	100%	$306.3	100%	2%	39%
Gross margin
Gaming Equipment	$43.2	21%	$101.0	45%	$69.0	41%	(57)%	46%
Systems	76.9	79%	91.2	75%	63.9	79%	(16)%	43%
Gaming Operations	69.5	53%	39.4	50%	29.5	53%	76%	34%
Total gross margin	$189.6	44%	$231.6	55%	$162.4	53%	(18)%	43%
Selling, general and administrative	$126.5	29%	$98.8	23%	$71.7	23%	28%	38%
Restructuring charges	3.0	1%	—	—	—	—	—	—
Impairment charges	3.6	1%	—	—	—	—	—	—
Research and development costs	43.4	10%	36.6	9%	20.0	7%	19%	83%
Depreciation and amortization	15.8	4%	10.0	2%	6.5	2%	58%	54%
Operating income (loss)	$(2.7)	(1)%	$86.2	20%	$64.2	21%	(103)%	34%

	Year Ended June 30,
				Increase/(Decrease)
	2005	2004	2003	05 vs. 04	04 vs. 03
Operating Statistics:
New gaming devices sold	14,070	16,808	17,050	(16)%	(1)%
OEM units sold	2,990	2,660	1,013	12%	163%
New unit average selling price	$10,389	$9,328	$8,324	11%	12%
Gaming monitoring units installed base	276,000	279,000	240,000	(1)%	16%
Casino management systems installed base	225	219	194	3%	13%
Systems managed cashless games	128,000	83,000	28,000	54%	196%
End of period installed base:
Wide-area progressive	1,660	1,726	1,910	(4)%	(10)%
Daily-fee games	8,804	7,985	2,485	10%	221%
Centrally determined games	18,885	17,995	—	5%	—

Fiscal 2005 vs. Fiscal 2004

Total revenues increased $6.8 million or 2% in fiscal year 2005 compared to the prior fiscal year due to the following:

Gaming Equipment.   Gaming Equipment revenue decreased by $20.5 million or 9% primarily due to the decrease in domestic new unit sales to 11,301 units sold in fiscal year 2005 as compared to 14,213 units sold in the prior fiscal year. This decrease in total units sold reflects the general casino industry reduction in new unit purchases which followed the rapid pace of ticket-in ticket-out game replacements which occurred over the prior two years. In addition, the Company’s legacy video products did not perform as well as competitor products, which led to the Company’s decision to move to the new Alpha Game Engine. During 2005, there were very few new casino openings in the United States. The decrease in domestic new unit sales was partially offset by a 8% increase in international new unit sales from 2,595 in fiscal year 2004 to 2,796 in the current fiscal year as we expanded our marketing efforts outside the United States and a 2% increase in the new unit average selling price. We believe that foreign markets will likely expand in coming years, and will be an important source of revenues for us.  We will continue to dedicate research and development to developing products for foreign markets.

Systems.   Systems revenue decreased $24.9 million or 20% primarily as a result of:

•       A decrease in new property installations in the current year. In the current year, new property installations represented approximately $18.5 million of systems revenue compared to $31.0 million in the prior fiscal year. The decrease in new property installations resulted from the above mentioned slowdown following the TITO system upgrades in the prior two years, and the reduced number of new casino openings during the current year.

•       A $1.2 million increase in deferral of revenue for contracts with non-perpetual licenses based on the accounting under SOP No. 97-2.

The decrease in new property installations was partially offset by an increase in recurring hardware and software maintenance revenue of 22% or $4.8 million to $26.9 million due to the larger base of installed units.

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

Selling, general and administrative expense increased 29% primarily as a result of the following:

•       The addition of Class II and central determination operations for a full year in fiscal year 2005.

•       An increase in legal expense of approximately $4.0 million resulting from higher patent and litigation costs.

•       An increase in the provision for doubtful accounts receivable of $3.4 million, which includes a charge for a large customer that declared bankruptcy during fiscal year 2005.

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

Fiscal 2004 vs. Fiscal 2003

Total revenues increased $118.0 million or 39% in fiscal year 2004 compared to the prior fiscal year due to the following:

Gaming Equipment.   Gaming Equipment revenue increased by $53.3 million or 31% primarily due to:

•       The acquisition of SDG in March 2004, which contributed an incremental $49.6 million.

•       Higher domestic new unit sales due to increased sales of TITO games and sales to several new casinos which opened during the year.

Systems.   Systems revenue increased by $41.2 million or 51% primarily as a result of:

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

Gross Margin improved to 53% as a result of higher margin systems sales and gaming operations revenue, as a proportion of total sales.

Selling, general and administrative expenses increased 38% in fiscal year 2004 over 2003 primarily due to the acquisitions of SDG, MindPlay and Crown Gaming, LTD, as well as the launch of the New York Lottery resulting in increases in all operating expense categories except bad debt expense. In addition, selling, general and administrative expenses also increased as a result of higher legal costs related to the protection of our intellectual property rights and higher payroll and payroll related costs primarily in our customer service departments.

Research and development costs increased primarily as a result of increased headcount and reflect the additional costs incurred to expand our product offerings.

Depreciation and amortization increased as a result of increased capital expenditures and an increase in acquisition related intangible assets.

Casino Operations

Our Rainbow Casino is one of four casinos currently operating in the Vicksburg, Mississippi market. Our casino primarily draws customers from within a 75-mile radius surrounding Vicksburg, which includes Jackson, Mississippi. We believe that fiscal year 2006 will represent a year of modest revenue growth for our casino. While a number of properties located on the gulf coast sustained heavy damage, our casino was not damaged during the 2005 hurricanes season. Although it was temporarily closed, we reopened the property for business within four days of Hurricane Katrina once power was restored to the general area. While the play levels at our casino have generally increased following the reopening, we anticipate that the play level may return to a more typical level once the Gulf coast casinos reopen.

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

Parent Company

The summary financial results of Bally Technologies, Inc., our parent entity, are set forth below. These results also include certain other income and expenses that are otherwise not allocated to a specific business segment.

	Year Ended June 30,
				Increase/(Decrease)
	2005	2004	2003	05 vs. 04	04 vs. 03
	(dollars in millions)
General and administrative	$17.1	$12.8	$10.9	34%	17%
Depreciation and amortization	1.3	1.5	2.3	(12)%	(34)%
Total Parent company expense	$18.4	$14.3	$13.2	29%	8%
Other income (expense):
Interest income	3.4	4.3	2.2	(20)%	94%
Interest expense	(18.3)	(17.9)	(25.6)	2%	(30)%
Loss on extinguishment of debt	(0.6)	(12.3)	—	(95)%	—
Other, net	0.6	(0.5)	0.4	(223)%	(215)%
Total other expense	$(14.9)	$(26.4)	$(23.0)	(44)%	15%
Income tax expense (benefit)	$(5.2)	$21.1	$15.4	(125)%	37%
Minority interest	$(3.7)	$(2.3)	$(2.0)	(62)%	16%

Fiscal 2005 vs. Fiscal 2004

Our general and administrative expenses at the parent company increased $4.3 million, or 34% in the fiscal year 2005 primarily as a result of:

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

•       Interest expense for the current year totaled $18.3 million compared to $17.9 million in the prior year period due to higher interest rates on lower total debt outstanding. Virtually all of our debt is floating rate, therefore future interest expense will be impacted by future changes in the LIBOR which is the base rate for our interest payments.

Our effective income tax rate for continuing operations for fiscal year 2005 was approximately 27%. This rate reflects a Federal tax benefit computed using a rate of 35% offset by a tax charge for the estimated potential tax liability for the reorganization of our European distribution operations, as well as reserves applied to certain deferred tax assets. The effective rate for fiscal year 2006 is expected to be between 35% and 38%.

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

Significant Items Affecting Comparability

Certain significant items affect the comparability of financial statements from the fiscal years ended June 30, 2005, 2004 and 2003. These items are discussed below.

Inventory and asset write-downs:   We perform detailed inventory valuation procedures at least quarterly. This process includes examining the carrying values of new and used gaming devices, parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of our inventories, the current and projected sales levels for such products, the projected markets for such products both domestically and internationally, the costs required to sell the products including refurbishment costs and importation costs for international shipments, and the overall projected demand for products once the next generation of products are scheduled for release.

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

Impairment charges:   We entered into an agreement during fiscal year 2004 to provide a development loan to a Native American tribe to further their pursuit of developing a gaming facility. The amounts advanced under the terms of the loan totaled $1.5 million, and we are not obligated for any additional advances. In March 2005, the tribe received an adverse court ruling that we believe materially impairs the tribe’s ability to pay the loan, and we therefore recorded an impairment charge for the full amount of the loan.

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

Refinancing and loan amendment charges:   During fiscal year 2005, we amended our bank loan agreement. The fee incurred for the amendment totaled approximately $1.0 million, and resulted in a charge of $0.6 million to write off a portion of the previously capitalized fees.

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

Severance charges:   During fiscal year 2005, we undertook an extensive review of our operations and reduced our workforce during the September 2004 quarter and the March 2005 quarter. As a result of these reductions in force, we incurred severance charges totaling $3.6 million for the fiscal year 2005.

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

Initial indications are that the casinos in the Biloxi and Gulfport areas will need to be rebuilt and will not open for a protracted period of time. Some casinos may decide not to rebuild. Casinos in New Orleans may need major reconstruction and, given the devastation in the area, may be closed for months. Casinos outside of these areas may also need some restoration, but others have reopened for business, although their business may be at lower than historical levels.

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

Financial Condition

Liquidity

As of June 30, 2005, we had $33.2 million in cash and cash equivalents. In addition, we had net working capital of approximately $125.2 million, a decrease of approximately $132.1 million from June 30, 2004, which is explained in “—Working Capital” below. Consolidated cash and cash equivalents at June 30, 2005 includes approximately $2.7 million of cash utilized in our Casino Operations that is held in vaults, cages or change banks. Additionally, pursuant to various state gaming regulations, certain cash accounts totaling approximately $13.4 million as of June 30, 2005, are maintained to ensure availability of funds to pay wide-area progressive jackpot awards which are classified as restricted cash on the consolidated balance sheets. In addition, we purchase U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive annual or weekly installment payments. These securities are included in restricted long-term investments in the accompanying consolidated balance sheets, and totaled $10.1 million and $2.5 million as of June 30, 2005 and 2004, respectively.

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

As a result of the additional time required to complete the year end closing process we failed to deliver to our lenders our 2005 audited financial statements and the unaudited interim financial statements for the fiscal quarter ended September 30, 2005 in a timely manner, and therefore were not in compliance with certain of our debt covenants under the bank loan agreement. Pursuant to an agreement with the lenders, we cured the default in December 2005 by delivering our 2005 audited financial statements contained in our Annual Report on Form 10-K and our unaudited interim financial statements for the fiscal quarter ended September 30, 2005. During the default period through the date of the filing of our Annual Report on Form 10-K, we incurred default interest of approximately $0.7 million.

In October 2006, we executed an amendment to our bank loan agreement, which, among other things, (i) extended the due date for the  delivery of the our audited financial statements for the fiscal year ended June 30, 2006, to December 31, 2006, (ii) provided that we will deliver our quarterly reports on Form 10-Q for the Fiscal Quarters ending on September 30, 2005, December 31, 2005 and March 31, 2006 no later than December 31, 2006, (iii) modified the definition of EBITDA to exclude up to $10 million of certain cash charges, and (iv) clarified that the definition of EBITDA includes interest income on trade receivables. We paid an administrative fee of $964,000 in exchange for the concessions granted under the amendment. There can be no assurances we will be able to comply with the amended covenants. See “Risk Factors” below for a discussion of the risks associated with our non-compliance with certain of our debt covenants under the bank loan agreement.

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

Management believes that cash flows from current operating activities and the availability under the revolving credit facility should provide us with sufficient capital resources and liquidity. Although the leverage ratio limited our availability under the revolving credit facility at June 30, 2005, access to the revolving credit facility in the future will depend on our ability to generate adequate levels of EBITDA, as described above. At June 30, 2005, we had no material commitments for capital expenditures.

Working Capital

The following table presents the components of consolidated working capital at June 30, 2005 and 2004:

			Increase (decrease)
	2005	2004	Amount	%
	(dollars in 000s)
Current Assets:
Cash and cash equivalents	$33,170	$154,258	$(121,088)	(78)%
Restricted cash	13,421	15,590	(2,169)	(14)%
Accounts and notes receivable, net	97,679	126,212	(28,533)	(23)%
Inventories	63,523	63,285	238	—%
Deferred tax assets, net	30,884	22,571	8,313	37%
Other current assets	33,034	33,300	(266)	(1)%
Assets of discontinued operations held for sale	—	4,442	(4,442)	(100)%
Total current assets	$271,711	$419,658	$(147,947)	(35)%
Current Liabilities:
Accounts payable	$36,807	$37,515	$(708)	(2)%
Accrued liabilities	43,838	48,900	(5,062)	(10)%
Deferred revenue	40,962	48,030	(7,068)	(15)%
Jackpot liabilities	13,025	12,075	950	8%
Taxes payable	1,752	5,718	(3,966)	(69)%
Current maturities of long-term debt	10,163	5,866	4,297	73%
Liabilities of discontinued operations held for sale	—	4,337	(4,337)	(100)%
Total current liabilities	146,547	162,441	(15,894)	(10)%
Net working capital	$125,164	$257,217	$(132,053)	(51)%

For the year ended June 30, 2005, our net working capital declined $132.1 million. The $121.1 million decrease in cash and cash equivalents was most significantly impacted by our use of $101.6 million in proceeds from the sale of United Coin and Rail City to pay down the term loan and revolving credit facility in accordance with the bank loan agreement, as discussed above, as well as cash used to deploy wide-area and daily-fee gaming devices.

The decrease in working capital was also affected by:

•       A net decrease in accounts and notes receivable relating to the early payments by certain significant customers, as well as our lower revenue levels in the second half of fiscal year 2005, which were caused by the transition to the new Alpha Game Engine and a reduction in purchases by casinos following the TITO placements over the preceding two years.

•       A net decrease in inventory, which resulted from inventory obsolescence (non-cash) charges of $26.4 million. Excluding such charges, inventory increased $12.3 million during fiscal year 2005 due to the build up of inventory related to our new products being introduced.

•       A decrease in other assets, primarily as a result of: a decrease in refundable deposits of $1.7 million and a decrease in prepaid insurance and royalties, all of which were offset by a $2.2 million increase in trial games.

•       A decrease in accrued liabilities, primarily as a result of:  (i) a $7.1 million decrease in deferred revenue related to transactions involving the delivery of games and systems not meeting the revenue recognition requirements of SOP No. 97-2 in fiscal 2004 that were subsequently recognized in fiscal 2005, (ii) a decrease of approximately $4.0 million in divesture related accruals for the sale of United Coin, (iii) a $4.2 million decrease in payroll and payroll related accruals, and

(iv) a $1.9 million decrease in royalty accrual due to lower sales, all of which were partially offset by a $7.4 million increase in patent litigation accruals.

Cash Flow

During the year ended June 30, 2005, cash flows provided by operating activities of continuing operations totaled $52.1 million as a result of:

•       A reported net loss of $(22.6) million, which includes certain non-cash inventory and asset impairment charges totaling $30.0 million, primarily resulting from the writedown of certain legacy products to net realizable value due primarily to the introduction of the Alpha Game Engine.

•       An increase in inventory of $12.3 million, primarily resulting from the build up of inventory related to our new products being introduced.

•       A decrease in accounts and notes receivables of $32.8 million, primarily resulting from a decrease in fourth quarter sales of $35.4 million from fiscal 2004 to 2005, that was primarily related to the strategic shift to our new Alpha Game Engine sales which began late in the June 2005 quarters.

•       A decrease in accounts payable, accrued liabilities, and deferred revenue jackpot liabilities of $22.1 million, due primarily to timing of payments to vendors and lower levels of purchases due to the lower fourth quarter sales levels discussed above.

During the year ended June 30, 2005, cash flows used in investing activities of continuing operations totaled $65.1 million as a result of:

•       Capital expenditures of $12.4 million.

•       Costs incurred to deploy additional leased gaming devices totaling $40.6 million.

•       Additions to other long-term assets of $2.2 million.

•       SDG earn out buyout of $12.0 million, described in Note 4 to consolidated financial statements, Business Combinations.

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

Contractual Commitments

We are committed to make future payments pursuant to various contracts and agreements. A summary of those contractual obligations existing as of June 30, 2005, is as follows:

	2006	2007	2008	2009	2010	Total
	(in 000s)
Debt:
Term loan facility(a)	$3,500	$3,500	$3,500	$3,500	$300,882	$314,882
Revolving credit facility(b)	—	—	—	—	—	—
Subordinated debt(c)	2,800	2,800	2,800	2,800	2,800	14,000
Other debt	3,863	372	2,000	—	—	6,235
Estimated interest payments(d)	22,344	21,773	21,267	20,772	20,559	106,715
	32,507	28,445	29,567	27,072	324,241	441,832
Other commitments:
Net minimum rentals	2,641	2,278	1,512	1,114	407	7,952
MindPlay earn-out(e)	—	—	—	—	—	—
Purchase commitments(f)	—	—	—	—	—	—
Employment agreements(g)	980	980	245	—	—	2,205
Kirkland consulting agreement(h)	600	600	300	—	—	1,500
Total commitments	$36,728	$32,303	$31,624	$28,186	$324,648	$453,489

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

The gaming industry is typically subject to significant taxation and fee assessment in addition to those corporate and state income taxes generally assessed on business operations. These additional taxes and fees are subject to increase at any time, and may be materially increased either prospectively or retroactively. There can be no assurance as to future changes in taxation and fee assessment on the gaming industry. Any material increase could adversely affect our ability to operate our business.

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

In the First Restatement we restated our originally issued consolidated financial statements as of June 30, 2004, and for the fiscal years ended June 30, 2004 and 2003. In the Second Restatement, included in this Amendment No. 1, we are restating our previously issued consolidated financial statements as of June 30, 2005 and 2004 and for each of the three years in the period ended June 30, 2005. The Restatements may result in additional scrutiny in our ongoing SEC investigation or to new regulatory actions or civil litigation which could require us to pay fines or other penalties or damages and could have an adverse effect on our business, results of operations, financial condition and liquidity. The Restatements may also result in negative publicity and we may lose or fail to attract and retain key customers, employees and management personnel as a result of these matters.

In some jurisdictions, audited financial statements must be filed with the gaming regulatory authorities. The late filing of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 could generate inquiries from regulators, including possible disciplinary action. However, the Company has been keeping regulators informed of the situation and has received no indication that any disciplinary action will be filed in any jurisdiction.

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

We face increased costs and have extensive work remaining to remediate the material weaknesses in our internal control over financial reporting.

We have extensive work remaining to remediate the identified material weaknesses in our internal control over financial reporting. This work has extended into the 2006 fiscal year and will continue until we are able to remediate the material weaknesses we have identified. These matters have required, and will continue to require, a significant amount of management time and a significant commitment of external resources. The costs of these efforts are substantial and could have a material adverse impact on the Company’s financial performance. We expect that they will continue to do so in future periods.

Certain consequences of our reporting situation under the federal securities laws may adversely affect our financial condition and results of operations, including our ability to raise capital.

Our failure to meet the reporting requirements of the federal securities laws affects our ability to access the capital markets. We are restricted in our ability to make any registered offering of securities until we can present our most recent financial statements. We are also ineligible to use “short-form” registration that allows us to incorporate by reference our Form 10-K, Form 10-Q and other SEC reports into our registration statements, or shelf registration until we have filed all of our periodic reports in a timely manner for a period of twelve months.

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

Our business is dependent on international markets as a portion of our revenues. As of June 30, 2005, Bally Gaming and Systems had $16.8 million of receivables, or 17% of our total receivables, from customers in foreign countries. We expect that receivables with respect to foreign sales will continue to account for a portion of our total revenues. As a result, our business in these markets is subject to a variety of risks, including:

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

We adopted a shareholder rights plan pursuant to which we distributed one right for each outstanding share of common stock held by stockholders of record as of March 12, 1998. Because the rights may substantially dilute the stock ownership of a person or group attempting a take-over of us without the approval of our Board of Directors, even if such a change in control would result in our stockholders receiving a premium for their shares, the plan could make it more difficult for a third party to acquire us, or a significant percentage of our outstanding capital stock, without first negotiating with our Board of Directors. Additionally, our restated articles of incorporation permit our Board of Directors to issue special shares from time to time, with such rights and preferences as they consider appropriate. Our Board of Directors could authorize the issuance of special shares with terms and conditions and under circumstances that could have an effect of discouraging a takeover or other transaction.

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RESTATEMENTS TO THE CONSOLIDATED FINANCIAL STATEMENTS

As described in Note 2 to consolidated financial statements, Restatement of Previously Issued Financial Statements, we have restated our previously issued consolidated financial statements as of June 30, 2005 and 2004, and for each of the three years in the period ended June 30, 2005 and our previously reported unaudited selected quarterly financial data within such periods presented in Note 22 to consolidated financial statements, Selected Quarterly Financial Data (Unaudited).

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

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of an issuer’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Internal control over financial reporting includes policies and procedures that:

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

The specific material weaknesses identified by management as of June 30, 2005 are described as follows:

•       Inadequate staffing and training in finance and accounting:   Management has identified two broad issues related to our finance and accounting staff. First, accounting personnel did not have an adequate understanding of the complex rules over revenue recognition and how the application of those rules applied to our evolving business in recent years. This issue contributed to the majority of the dollar amount and number of financial statement adjustments required to fiscal year end 2005 as well the need for the restatement of the previously issued financial statements. Second, a high level of turnover of key finance and accounting personnel in fiscal year 2005, a year in which we were integrating the SDG acquisition, resulted in certain controls not operating effectively as of June 30, 2005. As a result of these two issues, our finance and accounting staff was, in some cases, inadequately trained and, in fiscal year 2005, understaffed. These weaknesses resulted in material adjustments to fiscal year end 2005 and contributed to the First Restatement of the consolidated financial statements, described under Note 2 to consolidated financial statements, due to: (i) misinterpretation of certain accounting literature, (ii) lack of understanding and interpretation of customer contracts, (iii) untimely application of accounting principles, (iv) improper classification of certain balance sheet and income statement items and (v) untimely performance of the year end evaluation of obsolete inventory and fixed asset reserves.

Additionally, this material weakness contributed to the Second Restatement of the consolidated financial statements described under Note 2 to consolidated financial statements.

•       Ineffective controls related to the preparation of certain account analyses, account summaries and account reconciliations:   Certain controls designed to ensure timely preparation, review and approval of certain account analyses and reconciliations did not operate effectively. Specifically, certain reconciliations in areas including accounts receivable, accrued liabilities, other current assets, and property, plant and equipment were not performed in a timely manner. In certain circumstances we did not adequately follow up or resolve the reconciliation of certain items. These weaknesses resulted in material adjustments to fiscal year end 2005 and contributed to the First Restatement of the consolidated financial statements.

Additionally, this material weakness contributed to the Second Restatement of the consolidated financial statements.

•       Inadequate controls related to revenue recognition:   We did not have appropriate internal controls related to the recognition of revenue for game and system sales, including the lack of a comprehensive contract administration function to address the operating, legal, financial and accounting ramifications of game and system revenue contracts. Our controls were not adequate to capture and analyze the terms and conditions of all contracts to ensure the proper recording of revenue contracts with standard and non-standard terms, including FOB destination provisions, extended payment terms and other contractual arrangements that can affect the timing and amount of revenue to be recognized. Certain of our revenue transactions are accounted for in accordance with the AICPA’s Statement of Position 97-2, “Software Revenue Recognition” (“SOP No. 97-2”), as amended, which includes complex revenue recognition criteria that were not always adequately assessed. These weaknesses were the result of a material deficiency in the design of internal control over financial reporting and resulted in material adjustments to our 2005 consolidated financial statements discovered during our year-end close process and contributed to the First Restatement of the consolidated financial statements as follows:

(i)             decrease in gaming and systems revenues by $6.0 million $8.5 million and $23.2 million in fiscal years 2005, 2004 and 2003, respectively; and

(ii)         decrease in cost of sales by $4.2 million, $2.9 million and $9.9 million in fiscal years 2005, 2004 and 2003, respectively.

Additionally, this material weakness contributed to the Second Restatement of the consolidated financial statements.

•       Inadequate controls related to inventory valuation:   The Company did not design and implement sufficient controls related to the valuation of inventory. As a result inventory, prior to year-end adjustments was not stated at the lower of cost or market value due to the following: (i) certain manufacturing labor and overhead costs were not charged to inventory because we did not accurately assess the purchase price variance associated with the use of standard costs within our accounting systems, (ii) the restocking of excess inventory pulled for work orders was not always properly identified and removed from the bill of materials and (iii) certain packaging materials had not always been properly charged to cost of sales. This weakness resulted in material adjustments to fiscal year end 2005 and contributed to the First Restatement of the consolidated financial statements. The net effect of these adjustments increased cost of goods sold by $1.9 million, $0.7 million and $0.6 million for the fiscal years ended June 30, 2005, 2004 and 2003 respectively.

Additionally, this material weakness contributed to the Second Restatement of the consolidated financial statements.

•       Ineffective controls related to income taxes:   Our policies and procedures did not include adequate review of certain complex income tax issues, resulting in material deficiencies in the operating effectiveness of internal control over financial reporting. These deficiencies resulted in an adjustment of our effective tax rate resulting from the establishment of reserves for certain tax credits, and additional U.S. and foreign deferred tax expense related to our foreign operations. Certain adjustments were also required in the First Restatement for deferred taxes related to a prior acquisition totaling $8.3 million as of June 30, 2004.

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

Additionally, this material weakness contributed to the Second Restatement of the consolidated financial statements.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting which is set forth below.

Changes in Internal Control

Based on the evaluation required by Rule 13a-15(d) of the Exchange Act, there were no changes to our internal control over financial reporting during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

We are including information in this Annual Report on Form 10-K/A with respect to our internal control over financial reporting for the period subsequent to June 30, 2005, in order to provide readers with a current understanding of the identified material weaknesses, as well as how they are being addressed as part of our remediation plan.

Subsequent to June 30, 2005, we have undertaken, extensive work to remediate the material weaknesses identified in our internal control over financial reporting described above, including developing the specific remediation initiatives described below. The implementation of these initiatives was a priority for us in fiscal 2006 and continues to be a priority in fiscal 2007. We have begun implementing the actions described below with respect to the identified material weaknesses; however, there can be no assurances as to when the implementation of these initiatives will be completed. Furthermore, we are in process of evaluating our internal control over financial reporting as of June 30, 2006. There can be no assurances that the material weaknesses described above were cured as of such date, or that we will not identify additional material weaknesses as a result of such evaluation. Until such initiatives are implemented, we will continue to incur the expenses and management burdens associated with the additional resources required to prepare our consolidated financial statements.

Inadequate Staffing and Training in Finance and Accounting

Inadequate Staffing.   We have focused intensive efforts on improving the overall level and quality of our staffing in a number of finance and accounting areas related to the identified material weaknesses, including the tax and revenue departments. These efforts have resulted in the creation of several new positions, as well as the hiring of a number of key employees. To this point, we have filled the following positions: Chief Financial Officer, Vice President/Corporate Controller, Vice President of Corporate Accounting, Director of Financial Reporting and a Tax Manager.

Inadequate Training.   We have held a number of internal meetings with our sales staff to review our revenue recognition policies and procedures. Our goal is to provide the sales staff with a better understanding of the applicable accounting rules, the consistency in contractual language that is required, as well as the new contract administration procedures discussed below under “—Inadequate Controls Related to Revenue Recognition—Contract Administration.” We are also educating the sales department as to certain standard sales contracts discussed below and with respect to the types of contractual language that has been reviewed and pre-approved by members of the legal and finance departments.

Additionally, the finance and accounting department continues to encourage and pay for all personnel who enroll in Continuing Professional Education, as well as for any college and master’s level courses that relate to their respective job functions.

Ineffective Controls related to the Preparation of Certain Account Analyses, Account Summaries and Account Reconciliations

As a result of the adjustments made with respect to certain balance sheet accounts for the fiscal year ended June 30, 2005, we determined a more detailed review for these accounts was necessary in connection with our quarterly account reconciliation process. The Company completed a thorough review of balance sheet accounts to determine whether the supporting schedules were adequately prepared and/or reviewed, and that they included adequate supporting documentation.

The finance and accounting department has also developed a spread sheet management process to ensure that various departments are working from the same schedules thereby reducing the likelihood of errors from using outdated files stored on individual computers.

Inadequate Controls Related to Revenue Recognition

In addition to the additional internal training of our sales staff discussed above, we have also taken the following actions to remediate the issues previously identified with respect to inadequate controls related to revenue recognition.

Internal Review of All Game Sale Transactions.   Management has implemented a procedure to review each game and system sale transaction for compliance with AICPA Statement of Position No. 97-2, Software Revenue Recognition. The initial revenue recognition determination is made by the revenue department, and is then reviewed by a member of our finance department at a director or higher level. In addition, our Chief Financial Officer reviews both randomly selected contracts, as well as those related to large and/or complex transactions.

Outside Review of Game Sale Transactions.   We engaged an outside consultant to assist us in performing additional review procedures for revenue transactions during fiscal 2006. The scope of the consultant’s review was designed to ensure a comprehensive review of all large transactions, as well as certain types of transactions that have previously resulted in adjustments to the timing of revenue recognition. The outside consultant’s scope also included reviewing a sample of contracts from the general population for proper revenue recognition.

We have also reviewed certain complex transactions and new proposed contracts with our consultants to identify any accounting issues prior to the final contract execution.

Implementation of Standard Sales Contract.   As part of the pre-review processes, discussed above under “—Internal Review of All Game Sale Transactions,” we have created a standard contract for domestic game sales. This contract was introduced to the sales force in draft form in January 2006, and was implemented in February 2006. We are also reviewing our system sales contracts and international sales contracts to determine the feasability of developing standardized contracts for all those markets.

Contract Administration.   We have designed a multiple step action plan to develop a contract administration process that is well defined, well understood and efficient in its operation. Our previous contract administration process could not be relied upon to produce consistently prepared contracts as documents could be edited by a number of individuals at anytime prior to execution.

Beginning in September 2005, we implemented Phase I of our plan which required each sales contract to follow the contract approval flow chart process. Phase I includes a review of all terms and conditions of each contract, and requires formal sign off as well as execution of the sales agreement by certain levels of management based on a predetermined approval process. We have also established procedures that will now require approval by our Chief Executive Officer for certain contracts. The contract is then returned to the sales person for delivery and sign off by the customer. Any further edits would then be re-reviewed by members of our finance and accounting department to gauge their accounting impact to ensure proper revenue recognition.

In February 2006, we began Phase II of our process and hired a Contract Administrator. Phase II of the contract administration process involves the establishment of a Contract Administrator position, and related enhanced policies and procedures. This individual reports directly to the legal department. Members of our Senior Management team have agreed to certain contractual terms that have been defined as “standard” and, consequently, we developed standard game sales contracts discussed above under “—Implementation of Standard Sales Contract.” If the draft contract uses these standard terms, it will receive only limited review by our finance and accounting department. If the contract goes beyond these standard terms, then the Contract Administrator must follow a newly created decision tree which involves review and approval by various members of the finance and legal departments, depending on the issue identified.

Phase III of the process introduces a new contract management and work flow software to better manage the decision tree and track contract approvals.

Quarterly Certifications.   We have expanded our quarterly Sarbanes-Oxley certification procedures and disclosure controls. In addition to the internal certifications we previously required from the Executive Vice President of each business division and the Vice President/Corporate Controller, our process now requires internal sub-certifications from all sales directors and Vice Presidents, including the Executive Vice President of Sales. These additional internal sub-certifications include a number of representations regarding the various signatories’ respective duties and responsibilities.

Inadequate Controls Related to Inventory Valuation

We have taken the following actions to remediate the issues previously identified with respect to our inadequate controls related to inventory valuation.

Expanded review by Senior Management.   Members of our senior management team have met with members of the manufacturing management team, cycle counters, and warehouse supervisors, as well as performed expanded reviews of the supporting schedules prepared by the cost accounting manager in regards to inventory valuation, and have selected various accounts for additional analysis. We have also filled the new role of Accounting Manager—Inventory. This individual’s entire focus will be on inventory related issues.

Game Inventory—Live Data.   The Company’s intra-net site is in the process of being upgraded to include real time data for game inventory; both for new and used games. This upgrade has allowed for increased accounting for the game inventory, as well as greater awareness by a greater number of individuals of the inventory levels and the availability of certain finished goods.

Negative Bill of Materials.   We identified an issue regarding the accounting for excess inventory that was issued with respect to work orders but was subsequently restocked. Ultimately, the manufacturing system will be programmed to perform these entries automatically; however, until the programming is complete, we will continue to make manual adjustments with respect thereto.

Physical Inventories.   We utilize a perpetual inventory system with a substantial portion of our inventory being subjected to daily cycle counts. Management performed added physical counts during fiscal year 2006 and the Inventory Accounting Manager and members of the cycle count teams visited certain of our offsite warehouses to perform additional detailed physical counts and tests during fiscal 2006. We will continue to perform additional detailed physical counts at our offsite warehouses during fiscal 2007.

Quarterly Adjustments of Purchase Price Variances.   Our Vice President/Corporate Controller and our Inventory Accounting Manager are performing quarterly analyses of any purchase price variances that may occur when there is a deviation from our standard prices and are making the necessary adjustments to properly value our cost of sales, inventory and fixed assets.

Ineffective Controls Related to Income Taxes

We have increased our internal capabilities in the income tax area with the addition of our Vice President/Corporate Controller and Manager of Tax, as well as with the continued assistance of third party consultants. We also perform significant internal reviews of our income tax provision each quarter. We continue to use the services of large local law firms and accounting firms in foreign jurisdictions in order to ensure that we are in compliance with local tax laws. We are also performing an annual R&D tax study and consulting with a nationally recognized accounting firm on certain transfer pricing studies as well.

Ineffective Controls at the Entity Level

We have taken the following actions to remediate the issues previously identified with respect to our ineffective controls at the entity level.

IT Systems.   We continue to address areas of our IT system that require additional investment. Consultants from the IT Systems provider (MAPICS) have been engaged to perform a review of our current usage of our system, and the cost benefits of upgrades that are available.

Control Environment.   The Nominating and Corporate Governance Committee has begun the search for a fully independent new board member, who will also qualify as an Audit Committee financial expert under the rules of the SEC. A search consultant has been engaged and we have initiated the search.

Internal Audit.   In addition to the personnel changes discussed above, we have hired a new Vice President to head our Internal Audit department. This individual led our Sarbanes-Oxley testing for fiscal year 2006 as well coordinated efforts with the outside firm we hired in the 2005 compliance effort. To better utilize the resources of the outside firm during fiscal year 2007 and 2006, several changes have been made to its engagement, including changing the protocols and personnel on the engagement team.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bally Technologies, Inc.
Las Vegas, Nevada

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Bally Technologies, Inc. and Subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of June 30, 2005, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•       Inadequate staffing and training in finance and accounting:   Accounting personnel did not have an adequate understanding of certain rules over revenue recognition and how those rules applied to its business. Additionally, the Company experienced a high level of turnover of key finance and accounting personnel in fiscal year 2005 and an inability to recruit and retain qualified finance and accounting staff. As a result, the Company’s finance and accounting staff was inadequately trained and understaffed. These weaknesses resulted in material adjustments to the Company’s consolidated financial statements for the year ended June 30, 2005 and contributed to the initial restatement of the 2004 and 2003 consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (the “First Restatement”) filed in December 2005 (the “Original Filing”) due to: (i) misinterpretation of certain accounting literature, (ii) lack of understanding and interpretation of customer contracts, (iii) untimely application of accounting principles, (iv) improper classification of certain balance sheet and income statement items and (v) untimely performance of the year end evaluation of obsolete inventory and fixed asset reserves.

Additionally, this material weakness contributed to the subsequent restatement of the previously reported consolidated financial statements filed in this Amendment No.1 to the Company’s Annual Report on Form 10-K (the “Second Restatement”) as discussed in Note 2.

•       Ineffective controls related to the preparation of certain account analyses, account summaries and account reconciliations:   Certain controls designed to ensure timely performance, review and approval of certain account analyses and reconciliations did not operate effectively. Specifically, certain reconciliations in areas including accounts receivable, accrued liabilities, other current assets, and property, plant and equipment were not performed in a timely manner. In certain circumstances the Company did not properly resolve reconciling items. These weaknesses resulted in material adjustments to the Company’s consolidated financial statements for the year ended June 30, 2005 and contributed to the First Restatement of the consolidated financial statements.

Additionally, this material weakness contributed to the Second Restatement of the previously reported consolidated financial statements.

•       Inadequate controls related to revenue recognition:   The Company did not have appropriate internal controls related to the recognition of revenue for game and system sales, including the lack of a comprehensive contract administration function to address the operating, legal, financial and accounting ramifications of game and system revenue contracts. The Company’s controls were not adequate to capture and analyze the terms and conditions of all contracts to ensure the proper recording of revenue contracts with standard and non-standard terms, including FOB destination provisions, extended payment terms and other contractual arrangements that can affect the timing and amount of revenue to be recognized. Certain revenue transactions are accounted for in accordance with the AICPA’s Statement of Position 97-2, “Software Revenue Recognition” (SOP No. 97-2), which includes complex revenue recognition criteria that were not adequately assessed. These weaknesses were the result of a material deficiency in the design of internal control over financial reporting, and resulted in material adjustments to the consolidated financial statements for the fiscal year ended June 30, 2005 and contributed to the First Restatement of the consolidated financial statements.

Additionally, this material weakness contributed to the Second Restatement of the previously reported consolidated financial statements.

•       Inadequate controls related to inventory valuation:   The Company did not design and implement sufficient controls related to the valuation of inventory. As a result inventory, prior to year end adjustments, was not stated at the lower of cost of market value due to the following: (i) certain manufacturing labor and overhead costs were not charged to inventory because the Company did not accurately assess the purchase price variance associated with the use of standard costs within the accounting systems, (ii) the restocking of excess inventory pulled for work orders was not always properly identified and removed from the bill of materials and (iii) certain packaging materials had not always been properly charged to cost of sales. This weakness resulted in material adjustments to the Company’s consolidated financial statements for the year ended June 30, 2005 and contributed to the First Restatement of the consolidated financial statements.

Additionally, this material weakness contributed to the Second Restatement of the previously reported consolidated financial statements.

•       Ineffective controls related to income taxes:   The Company’s policies and procedures did not include adequate review of certain complex income tax issues, resulting in material deficiencies in the operating effectiveness of internal control over financial reporting. These deficiencies resulted in an adjustment of the effective tax rate resulting from the establishment of reserves for certain tax credits, additional U.S. and foreign deferred tax expense related to foreign operations, and adjustments to deferred taxes related to a prior acquisition and contributed to the First Restatement of the consolidated financial statements.

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

Additionally, this material weakness contributed to the Second Restatement of the previously reported consolidated financial statements.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended June 30, 2005 of the Company and this report does not affect our report on such consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission . Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2005 of the Company and our report dated December 29, 2005 (October 30, 2006 as to the effects of the restatement discussed in Note 2 under the caption “Second Restatement” and the last paragraph in Note 11) expressed an unqualified opinion on those consolidated financial statements.

DELOITTE & TOUCHE LLP
Las Vegas, Nevada
December 29, 2005 (October 30, 2006 as to the effects of the material weaknesses in connection with the “Second Restatement” discussed in Management’s Report on Internal Control over Financial Reporting)

ITEM 9B.       OTHER INFORMATION

None

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

Anthony DiCesare.   Mr. DiCesare, age 43, became a director in July 1994. Mr. DiCesare was employed by Kirkland Investment Corporation (“KIC”), which was the sole general partner of Kirkland-Ft. Worth Investment Partners, L.P., an investment partnership, from April 1991 to July 1994. Mr. DiCesare served as Executive Vice President—Development of the Company from July 1994 through June 1997. He has been a personal investor since 1997.

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

Code of Ethics

We amended our Code of Ethics and Business Conduct in October, 2005 for our chief executive, chief financial and principal accounting officers, as well as our directors (the “Code of Ethics”). In the event we make any amendment to, or grant any waiver from, a provision of the Code of Ethics that applies to the principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefore on our website www.ballytech.com. The full text of the Code of Ethics is available by following links to “Investor Relations” and “Corporate Governance” on our website www.ballytech.com, or upon written request to us. Requests should be addressed to: Bally Technologies, Inc., 6601 South Bermuda Road, Las Vegas, Nevada 89119, Attention: Corporate Secretary.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10 percent of a registered class of our equity securities to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of our common stock and other of our equity securities. These individuals are required by the SEC’s regulations to furnish us with copies of all Section 16(a) reports filed by such persons. To our knowledge, based solely on our review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to the our directors, executive officers and greater than ten percent beneficial owners were complied with on a timely basis during the fiscal year ended June 30, 2005, except that (i) on October 18, 2005, a Form 3 was filed on behalf of Mr. Ramesh Srinivasan, an executive officer of Bally Gaming, reporting Mr. Srinivasan’s ownership of 11,000 shares of common stock, 1,000 shares of restricted stock, and options to purchase 300,000 shares of common stock on March 9, 2005, and (ii) on July 27, 2005, a Form 3 and Form 4 were filed on behalf of Stephen M. Race, a director, reporting Mr. Race’s appointment to the Board of Directors on June 30, 2005 and the award of stock options to purchase 50,000 shares of common stock in connection therewith, respectively.

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

The Compensation Committee believes as a general matter, but particularly with respect to senior executive officers, that the most effective method of compensation, and the method that most closely aligns management’s interest with those of the Company’s stockholders, is long-term compensation tied to the creation of stockholder value. Thus, it has been the Company’s policy where feasible and consistent with competitive market conditions, and unless otherwise obligated by contract, to attempt to limit base cash compensation while providing incentives for management to increase stockholder value. The Company hopes to achieve this goal of focusing on long-term compensation through the use of stock options and, where appropriate, restricted stock and restricted stock units. The Compensation Committee believes this compensation philosophy has the greatest probability of achieving significant returns to stockholders.

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

401(k) Plan.   The Company offers a 401(k) plan. Employees are eligible to participate after completion of six months of service. Employees may defer from 1% to 25% of eligible earnings up to the IRS maximum of $14,000 for 2005. Participating employees who have attained age 50 are allowed to contribute an extra $3,000 in the 401(k) plan as “catch-up” contributions. Employee contributions are 100% vested. Participants hired before November 1, 2001, are 100% vested in both employee and employer contributions. For participants hired on or after November 1, 2001, employer-matching contributions become vested based on a five-year vesting schedule, to vest 20% per year, for each year of service. The Company, on a discretionary basis, may make matching contributions at the end of each quarter. Matching contributions may be made each pay period in lieu of each quarter. The current match is 50% of the participant’s contribution up to 6% of employee compensation. Bally Technologies, Inc. may make a discretionary Profit Sharing contribution to the 401(k) plan each year.

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

Acceleration of Option Vesting.   On June 13, 2005, the Board of Directors approved a resolution accelerating the vesting and exerciseability of all outstanding, unvested stock options granted to employees with an exercise price equal to or greater than $15.00 per share. This accelerated vesting will affect options for approximately 2,400,000 shares of the Company’s common stock, including an aggregate of 500,000 options held by Mr. Haddrill. All performance-based vesting criteria were also eliminated with respect to the 500,000 options held by Mr. Haddrill. In order to prevent unintended personal benefits to individuals resulting from the accelerated vesting of options, sales of the shares of the Company’s common stock acquired upon exercise of any such options referenced above will be restricted in a manner such that the sales restrictions parallel the vesting requirements previously applicable to such options. The decision to accelerate vesting of these underwater stock options was made primarily to avoid recognizing compensation expense in the Company’s future income statements upon the Company’s adoption of SFAS No. 123R effective on July 1, 2005. Because the option subject to the acceleration of vesting were “underwater”, the Company believes that these options may not be offering a sufficient incentive to employees when compared to the potential future compensation expense that the Company would incur under SFAS 123R.

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

		Annual Compensation			Long-Term Compensation
Name & Principal Position	Fiscal Year Ended June 30,	Salary	Bonus		Restricted Stock Awards(1)		Securities Underlying Options(2)	All Other Compensation(3)
Richard Haddrill(4)	2005	$701,077	$—		$2,073,718	(5)	430,000	$342,970	(6)
President and Chief	2004	—	—		6,498,835	(7)	600,000	60,000	(6)
Executive Officer	2003	—	—		—		50,000	10,000	(6)
Steven Des Champs	2005	240,000	20,000		—		100,000	7,634
Sr. Vice President, Chief	2004	237,308	116,000		—		25,000	5,996
Accounting and Chief Financial Officer	2003	237,308	192,500		—		22,500	5,387
Robert Saxton	2005	370,000	—		—		50,000	9,108
Executive Vice President	2004	357,307	279,240		—		50,000	6,328
and Treasurer	2003	333,000	350,000		—		50,000	5,700
Mark Lerner	2005	235,000	20,000		—		25,000	9,106
Sr. Vice President and	2004	232,308	94,000		—		25,000	6,307
General Counsel	2003	223,650	168,750		—		22,500	5,250
Robert Luciano	2005	250,000	50,000		—		600,000
Chief Technology Officer	2004	57,692	49,500	(9)	—
Robert Miodunski(8)	2005	250,000	500,000		—		—	284,290	(9)
Former Chief Executive	2004	478,846	465,000		—		100,000	6,375
Officer	2003	450,000	522,000		—		100,000	5,500

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

(7)          On June 30, 2004, the Company issued to Mr. Haddrill 377,030 RSUs. The number of RSUs granted was determined by dividing $6,500,000 by the average per share closing price of our common stock on the NYSE for the 20 business days prior to the date of grant. The 377,030 RSUs had an aggregate value of $5,285,960.60 on June 30, 2005, based on the per share closing price of our common stock on the NYSE of $14.02. The RSUs vest in one-third equal installments on each of October 1, 2005, October 1, 2006 and October 1, 2007 provided that Mr. Haddrill is continuously employed by the Company as Chief Executive Officer until each such vesting date, except as otherwise provided in Mr. Haddrill’s employment agreement, as described below under “—Employment and Severance Arrangements—Haddrill Employment Agreement.” Vested RSUs represents Mr. Haddrill’s right to receive an equivalent number of shares of our common stock as follows: (i) 75% of the shares represented by the vested RSUs shall be issued to Mr. Haddrill (1) on the later of (a) October 1, 2007 or (b) the first date on which such payment or any portion thereof is no longer subject to the limits of section 162(m) of the Code in which case that portion of the payment that is no longer subject to such limits shall be issued to Mr. Haddrill at the time such limits become inapplicable, or (2) in the event that the Haddrill Agreement is terminated, on the first date in which such payment or any portion thereof is no longer subject to the limits of Section 162(m) of the Code in which case that portion of the payment that is no longer subject to such limits shall be issued to Mr. Haddrill at the time such limits become inapplicable, and (ii) 25% of the shares represented by the vested RSUs shall be issued to Mr. Haddrill (1) on the later of (a) October 1, 2008 or (b) the first date on which such payment or any portion thereof is no longer subject to the limits of section 162(m) of the Code in which case that portion of the payment that is no longer subject to such limits shall be issued to Mr. Haddrill at the time such limits become inapplicable, or (2) in the event that the Haddrill Agreement is terminated, on the first date in which such payment or any portion thereof is no longer subject to the limits of Section 162(m) of the Code in which case that portion of the payment that is no longer subject to such limits shall be issued to Mr. Haddrill at the time such limits become inapplicable. No dividends will be paid on the RSUs unless and until the underlying shares of common stock have been issued in Mr. Haddrill’s name. Except as described below under “—Employment and Severance Arrangements—Haddrill Employment Agreement,” all unvested RSUs shall be immediately forfeited if Mr. Haddrill ceases to serve as the Company’s Chief Executive Officer.

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

Employment and Severance Arrangements

Haddrill Employment Agreement.   On June 30, 2004, Mr. Haddrill and the Company entered into the Haddrill Agreement, pursuant to which Mr. Haddrill began serving as the Company’s Chief Executive Officer as of October 1, 2004. The term of the Haddrill Agreement continues until October 1, 2007, unless earlier terminated or extended, as provided for in the Haddrill Agreement. Mr. Haddrill receives a base annual salary of $980,000, participation in the Company’s benefit programs for corporate officers and other perquisites. If Mr. Haddrill’s employment is terminated by the Company without cause or by Mr. Haddrill for good cause (as defined in the Haddrill Agreement), Mr. Haddrill will receive severance pay in an amount equal to his base salary for one year from the date of termination or until the expiration of the term of the Haddrill Agreement, whichever occurs first. Further, Mr. Haddrill shall be entitled to retain the rights granted under the RSUs, provided that the vesting of the RSUs shall be pro rated through the twelve-month period following the month in which the termination occurs, and the sales restrictions on the stock options granted pursuant to the Haddrill Agreement shall lapse as to a pro rata portion of such options through the date of termination. Upon a Change in Control of the Company, as defined in the Haddrill Agreement, Mr. Haddrill will receive a payment of $980,000 and will be entitled to retain all of the RSUs and stock options granted pursuant to the Haddrill Agreement, all of which will vest immediately upon the Change in Control, and the sale restrictions on the stock options will immediately lapse. The Haddrill Agreement also contains certain non-compete provisions.

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

Option/SAR Grants in Last Fiscal Year

The following table relates to options granted to the Named Executive Officers during the fiscal year ended June 30, 2005.

	Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(a)
Name	Number of Securities Underlying Options /SARS Granted		% of Total Options/SARS Granted to Employees in Fiscal Year	Exercise Price	Expiration Date	5%	10%
Richard Haddrill	35,000	(b)	0.92%	$14.77	6/13/15	325,108	823,886
	95,000	(c)	2.50%	17.16	10/27/14	—	653,979
	300,000	(d)	7.88%	13.35	12/22/14	2,518,723	6,382,939
Steven Des Champs	25,000	(e)	0.66%	13.86	8/17/14	217,912	552,232
	75,000	(e)	1.97%	11.16	1/18/15	526,385	1,333,963
Robert Saxton	50,000	(e)	1.31%	13.86	8/17/14	435,825	1,104,464
	40,000	(f)	1.05%	11.29	3/04/15	284,009	719,734
Mark Lerner	25,000	(e)	0.66%	13.86	8/17/14	217,912	552,232
Robert Luciano	600,000	(g)	15.75%	11.16	1/18/15	4,211,079	10,671,700
Robert Miodunski	—		—	—	—	—	—

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

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table reflects the options exercised during the fiscal year ended as of, and outstanding options held by the Named Executive Officers at, June 30, 2005:

Name	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options at June 30, 2005		Value of Unexercised In-the- Money Options at June 30, 2005 (a)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Richard Haddrill	—	—	780,000	300,000	$—	$201,000
Steven Des Champs	—	—	47,503	100,000	2,026	218,500
Robert Saxton	20,004	$115,073	133,335	90,000	9,000	117,200
Mark Lerner	—	—	47,503	25,000	2,026	4,000
Robert Luciano	—	—	—	600,000	—	1,716,000
Robert Miodunski	—	—	200,008	—	9,002	—

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

Directors’ Compensation

Arrangements with Directors.   Directors of the Company who are also employees are generally not separately compensated for their services as directors. Except as set forth below under “—Other Arrangements” with respect to Messrs. Robbins and Kirschbaum, and excluding Mr. DiCesare, each non-management director receives $50,000 per year plus $5,000 per year for each committee on which each non-management director serves, except that the chairman of each committee receives $10,000 for such committee service. Each new non-employee director receives a grant of options to purchase 50,000 shares of common stock upon appointment to the Board of Directors as well. Additionally, on June 13, 2005 each director received a fully vested option to purchase 35,000 shares of common stock at an exercise price of $14.77 per share. All options granted to directors of the Company remain outstanding for the full term, whether or not the director continues to be a director of the Company, unless the director resigns or is removed as a director before the expiration of the term the director is serving at the time of the grant, in which event the options expire 60 days after resignation or removal. Directors are also reimbursed for their reasonable out-of-pocket expenses incurred on Company business. The Company may grant both employee and non-employee directors additional cash compensation and options as time commitments, responsibilities and other circumstances may warrant.

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

Comparison of 60 Month Cumulative Return

	6/00	6/01	6/02	6/03	6/04	6/05
BYI	$100	$1,610.70	$2,047.58	$3,102.54	$2,815.42	$2,300.45
S&P 500	100	85.10	69.85	70.03	83.41	88.68
Russell 200	100	100.60	91.93	90.42	120.59	131.98
Peer group	100	230.40	186.35	329.34	513.72	410.87

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

The following table sets forth certain information as of December 6, 2005, with respect to the beneficial ownership of common stock, which constitutes our only outstanding class of voting securities, by (i) each person who, to our knowledge, beneficially owned more than 5% of the outstanding common stock, (ii) each director, (iii) the Named Executive Officers and (iv) all of our executive officers and directors as a group. Except as indicated, beneficial ownership includes the sole power to vote and to dispose of the securities in question. The mailing address for each of the beneficial owners listed below is c/o Bally Technologies, Inc., 6601 South Bermuda Road, Las Vegas, Nevada 89119, unless noted otherwise.

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

In December 2004, we settled the earn out related to the acquisition of SDG with the former shareholders of SDG for an aggregate amount of $40 million consisting of a one-time cash payment of $12.0 million and the issuance of $28.0 million in subordinated debt. Mr. Luciano, the Company’s Chief Technology Officer, was the primary shareholder of SDG. Mr. Luciano received approximately $7.4 million in cash and $17.2 million in subordinated debt in connection with the settlement. On June 28, 2005, the Company converted an aggregate of $14.0 million in subordinated debt and accrued interest thereon into approximately 1.0 million shares of common stock. Mr. Luciano received 881,841 of the approximately 1.0 million shares of common stock The remaining $14.0 million in subordinated debt payable in connection with the settlement to the former SDG shareholders, including Mr. Luciano, is payable in annual installments through 2009. At the Company’s discretion, the note principal and accrued interest thereon can be paid in cash, or can be converted into shares of the Company’s common stock using the average stock price for the 20 business days prior to the delivery of such shares.

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

Documents filed as part of this Annual Report on Form 10-K/A:

1.                 Financial Statements:

•       Report of Independent Registered Public Accounting Firm

•       Consolidated Balance Sheets as of June 30, 2005 (restated) and 2004 (restated)

•       Consolidated Statements of Operations for the Years Ended June 30, 2005 (restated), 2004 (restated) and 2003 (restated)

•       Consolidated Statements of Stockholders’ Equity  for the Years Ended June 30, 2005 (restated), 2004 (restated) and 2003 (restated)

•       Consolidated Statements of Cash Flows for the Years Ended June 30, 2005 (restated), 2004 (restated) and 2003 (restated)

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
10.8

Alliance Gaming Corporation Amended and Restated 2001 Long Term Incentive Plan, filed on November 2, 2004 as Exhibit 4.1 to Post Effective Amendment No. 1 to Registration Statement on Form S-8 (File No. 333-115271) of Alliance Gaming Corporation, and incorporated herein by reference.

10.9*	Restricted Stock Agreement by and between Alliance Gaming Corporation and Richard Haddrill, dated as of December 22, 2004.
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

10.29*	Employment Agreement dated March 2, 2004 between Alliance Gaming Corporation and Robert Luciano.
10.30*	Amendment dated April 13, 2005 to Employment Agreement between Alliance Gaming Corporation and Robert Luciano.
10.31*	Executive Employment Agreement dated March 9, 2005 by and between Alliance Gaming Corporation and Ramesh Srinivasan.
21#	Subsidiaries of the Registrant
23.1#	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1#	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).
31.2#	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).
32.1#	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2#	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*                    Filed as an Exhibit of like number to the  Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of the Company, and incorporated herein by reference.

#                 Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLY TECHNOLOGIES, INC.	DATED: October 31, 2006
By	/s/ RICHARD M. HADDRILL
Richard M. Haddrill
Chief Executive Officer
(Principal Executive Officer)
By	/s/ ROBERT C. CALLER
Robert C. Caller
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ RICHARD M. HADDRILL	Chief Executive Officer	October 31, 2005
Richard M. Haddrill	(Principal Executive Officer), and Director
/s/ ROBERT C. CALLER	Executive Vice President, Chief Financial Officer and	October 31, 2006
Robert C. Caller	Treasurer (Principal Financial and Accounting Officer)
/s/ JACQUES ANDRÉ	Director	October 31, 2006
Jacques André
/s/ STEPHEN RACE	Director	October 31, 2006
Stephen Race
/s/ DAVID ROBBINS	Director and Chairman of the Board	October 31, 2006
David Robbins
/s/ KEVIN VERNER	Director	October 31, 2006
Kevin Verner

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bally Technologies, Inc.:
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Bally Technologies, Inc. and Subsidiaries (the “Company”) (formerly known as Alliance Gaming Corporation) as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bally Technologies, Inc. and Subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to consolidated financial statements the accompanying consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 29, 2005 (October 30, 2006 as to the effects of the material weaknesses in connection with the “Second Restatement” discussed in Management’s Report on Internal Control over Financial Reporting) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

DELOITTE & TOUCHE LLP
Las Vegas, Nevada
December 29, 2005 (October 30, 2006 as to the effects of the restatement discussed in Note 2 under the caption “Second Restatement” and the last paragraph in Note 11)

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2005	2004
	(As restated, see Note 2)	(As restated, see Note 2)
	(in 000s, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$33,170	$154,258
Restricted cash	13,421	15,590
Accounts and notes receivable, net of allowances for doubtful accounts of $10,340 and $9,035	97,679	126,212
Inventories	63,523	63,285
Deferred tax assets, net	30,884	22,571
Other current assets	33,034	33,300
Assets of discontinued operations held for sale	—	4,442
Total current assets	271,711	419,658
Long-term investments (restricted)	10,060	2,528
Long-term receivables , net of allowance for doubtful accounts of $11 and $12	7,450	18,132
Leased gaming equipment, net of accumulated depreciation of $42,495 and $24,903	51,850	52,813
Property, plant and equipment, net of accumulated depreciation of $40,548 and $29,123	66,811	69,160
Goodwill	161,444	127,672
Intangible assets, net of accumulated amortization of $17,356 and $11,472	49,451	57,729
Deferred tax assets, net	16,548	13,987
Other assets, net	19,609	12,248
Total assets	$654,934	$773,927
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,807	$37,515
Accrued liabilities	43,838	48,900
Deferred revenue	40,962	48,030
Jackpot liabilities	13,025	12,075
Income taxes payable	1,752	5,718
Current maturities of long-term debt, including $6,006 and $1,218 owed to related parties	10,163	5,866
Liabilities of discontinued operations held for sale	—	4,337
Total current liabilities	146,547	162,441
Long-term debt, net of current maturities, including $13,200 and $5,218 owed to related parties	324,954	423,089
Other liabilities	6,931	6,092
Total liabilities	478,432	591,622
Minority interest	479	1,326
Stockholders’ equity:
Special stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 115 shares issued and outstanding	12	12
Common stock, $.10 par value; 100,000,000 shares authorized; 52,649,000 and 51,426,000 shares issued and outstanding	5,268	5,145
Treasury stock at cost, 526,000 and 513,000 shares	(665)	(501)
Deferred compensation (restricted stock units)	(6,689)	(6,500)
Additional paid-in capital	212,182	194,040
Accumulated other comprehensive income	1,219	1,524
Accumulated deficit	(35,304)	(12,741)
Total stockholders’ equity	176,023	180,979
Total liabilities and stockholders’ equity	$654,934	$773,927

See accompanying notes to consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2005	2004	2003
	(As restated, see Note 2)	(As restated, see Note 2)	(As restated, see Note 2)
	(in 000s, except per share amounts)
Revenues:
Gaming equipment and systems	$431,070	$424,327	$306,319
Casino operations	52,037	52,280	50,945
	483,107	476,607	357,264
Costs and expenses:
Cost of gaming equipment and systems	241,486	192,751	143,933
Cost of casino operations	18,727	20,043	21,208
Selling, general and administrative	156,275	124,041	94,867
Research and development costs	43,366	36,615	19,955
Restructuring charges	3,654	—	—
Impairment charges	3,599	—	—
Depreciation and amortization	20,451	14,321	10,934
	487,558	387,771	290,897
Operating income (loss)	(4,451)	88,836	66,367
Other income (expense):
Interest income	3,401	4,263	2,204
Interest expense	(18,321)	(17,934)	(25,645)
Loss on extinguishment of debt	(564)	(12,293)	—
Other, net	565	(460)	413
Income (loss) from continuing operations before income taxes and minority interest	(19,370)	62,412	43,339
Income tax expense (benefit)	(5,192)	21,104	15,354
Minority interest	(3,731)	(2,309)	(2,009)
Income (loss) from continuing operations	(17,909)	38,999	25,976
Income (loss) from discontinued operations, net of income taxes	(4,654)	40,889	(17,638)
Net income (loss)	$(22,563)	$79,888	$8,338
Basic earnings (loss) per share:
Continuing operations	$(0.35)	$0.78	$0.53
Discontinued operations	(0.09)	0.82	(0.36)
Total	$(0.44)	$1.60	$0.17
Diluted earnings (loss) per share:
Continuing operations	$(0.35)	$0.76	$0.52
Discontinued operations	(0.09)	0.80	(0.36)
Total	$(0.44)	$1.56	$0.16
Weighted average shares outstanding:
Basic	51,114	50,113	49,153
Diluted	51,114	51,248	50,139

See accompanying notes to consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS
OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2005, 2004, AND 2003

	Common Stock		Series E Special	Treasury	Deferred	Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Dollars	Stock	Stock	Compensation	Capital	Income (loss)	Deficit	Equity
	(in 000s)
Balances at June 30, 2002, as previously reported	49,227	$4,927	$12	$(501)	$—	$157,866	$(19,364)	$(96,954)	$45,986
Prior period adjustment (see Note 2)	—	—	—	—	—	—	—	(4,013)	(4,013)
Balances at June 30, 2002 (As restated, see Note 2)	49,227	4,927	12	(501)	—	157,866	(19,364)	(100,967)	41,973
Net income (As restated, see Note 2)	—	—	—	—	—	—	—	8,338	8,338
Foreign currency translation adjustment	—	—	—	—	—	—	8,760	—	8,760
Reversal of foreign currency translation adjustments for Bally Wulff (see Note 4)	—	—	—	—	—	—	11,891	—	11,891
Total comprehensive income (As restated, see Note 2)	—	—	—	—	—	—	—	—	28,989
Shares issued upon exercise of stock options	706	69	—	—	—	2,487	—	—	2,556
Tax benefit of employee stock option exercises	—	—	—	—	—	2,914	—	—	2,914
Balances at June 30, 2003 (As restated, see Note 2)	49,933	4,996	12	(501)	—	163,267	1,287	(92,629)	76,432
Net income (As restated, see Note 2)	—	—	—	—	—	—	—	79,888	79,888
Foreign currency translation adjustment	—	—	—	—	—	—	237	—	237
Total comprehensive income (As restated, see Note 2)	—	—	—	—	—	—	—	—	80,125
Restricted stock units issued	—	—	—	—	(6,500)	6,500	—	—	—
Restricted shares issued upon acquisition of Sierra Design Group (“SDG”)	662	66	—	—	—	11,883	—	—	11,949
Additional paid-in capital upon issuance of warrants			—	—	—	886	—	—	886
Shares issued upon exercise of options	831	83	—	—	—	7,205	—	—	7,288
Tax benefit of employee stock option Exercises	—	—	—	—	—	4,299	—	—	4,299
Balances at June 30, 2004 (As restated, see Note 2)	51,426	5,145	12	(501)	(6,500)	194,040	1,524	(12,741)	180,979
Net loss (As restated, see Note 2)	—	—	—	—	—	—	—	(22,563)	(22,563)
Foreign currency translation adjustment	—	—	—	—	—	—	(305)	—	(305)
Total comprehensive loss	—	—	—	—	—	—	—	—	(22,868)
Restricted stock units issued (As restated, see Note 2)	—	—	—	—	(2,314)	2,314	—	—	—
Restricted stock amortization (As restated, see Note 2)	—	—	—	—	2,125	—	—	—	2,125
Repurchase of shares for treasury	—	—	—	(164)	—	—	—	—	(164)
Shares issued upon exercise of stock Options	199	21	—	—	—	1,097	—	—	1,118
Shares issued upon the partial retirement of subordinated note	1,024	102	—	—	—	14,209	—	—	14,311
Tax benefit of employee stock option Exercises	—	—	—	—	—	522	—	—	522
Balances at June 30, 2005 (As restated, see Note 2)	52,649	$5,268	$12	$(665)	$(6,689)	$212,182	$1,219	$(35,304)	$176,023

See accompanying notes to consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended June 30,
	2005	2004	2003
	(As restated, see Note 2)	(As restated, see Note 2)	(As restated, see Note 2)
	(in 000s)
Cash flows from operating activities:
Net income (loss)	$(22,563)	$79,888	$8,338
Income (loss) from discontinued operations	4,654	(40,889)	17,638
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	47,750	31,401	20,420
Stock-based compensation	2,125	—	—
Tax benefit of employee stock option exercise	522	4,299	2,914
Loss on extinguishment of debt	564	12,293	—
Deferred income taxes	(6,075)	19,310	13,146
Provision for losses on receivables	5,134	1,753	825
Operating activities of discontinued operations	(4,172)	2,587	6,758
Inventory and other assets write-downs	30,015	—	38,728
Other	3,323	1,239	884
Change in operating asset and liabilities, net of effects of business acquired:
Purchase of appeal bond	(7,361)	—	—
Accounts and notes receivable	32,754	(19,044)	(49,174)
Inventories	(12,278)	(8,943)	1,486
Other current assets	(179)	(4,800)	(10,359)
Accounts payable	(876)	7,382	7,278
Accrued liabilities, deferred revenue and jackpot liabilities	(21,199)	25,528	11,351
Net cash provided by operating activities	52,138	112,004	70,233
Cash flows from investing activities:
Additions to property, plant, and equipment	(12,430)	(11,840)	(9,759)
Additions to leased gaming equipment	(40,589)	(38,109)	(21,357)
Settlement of acquisition related contingency	(12,000)	—	—
Acquisitions, net of cash acquired	—	(123,495)	(11,528)
Additions to other long-term assets	(2,157)	(14,956)	(3,671)
Restricted cash and investments	116	(2,776)	(8,193)
Investing activities of discontinued operations	—	(16,001)	(11,975)
Proceeds from sale of net assets discontinued operations	1,911	155,212	—
Net cash used in investing activities	(65,149)	(51,965)	(66,483)
Cash flows from financing activities:
Capitalized debt issuance costs	(1,053)	(6,954)	—
Premium paid on early redemption of debt	—	(5,399)	—
Proceeds from issuance of long-term debt	—	350,000	—
Debt extinguished in refinancing	—	(337,625)	—
Net change in revolving credit facility	(70,000)	70,000	—
Pay down of term loan due to sale of net assets of discontinued operations	(31,618)	—	—
Reduction of long-term debt	(6,336)	(3,485)	(4,735)
Purchase of treasury shares	(164)	—	—
Financing activities of discontinued operations	—	(4,186)	(2,998)
Proceeds from exercise of stock options and warrants	1,118	7,288	2,556
Net cash (used in) provided by financing activities	(108,053)	69,639	(5,177)
Effect of exchange rate changes on cash	(24)	174	286
Cash and cash equivalents:
Increase (decrease) for year	(121,088)	129,852	(1,141)
Balance, beginning of year	154,258	24,406	25,547
Balance, end of year	$33,170	$154,258	$24,406

See accompanying notes to consolidated financial statements

1.                 DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Bally Technologies, Inc. (“Bally” or the “Company”) (formerly known as Alliance Gaming Corporation), a Nevada corporation, is a diversified, worldwide gaming company that (i) designs, manufactures and distributes gaming machines and computerized monitoring systems for gaming machines and (ii) owns and operates one casino.

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

Principles of presentation and consolidation

The accompanying consolidated financial statements include the accounts of Bally Technologies, Inc., and its wholly owned and partially owned, controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Restricted cash

The Company maintains jackpot reserve accounts totaling approximately $13.4 million and $15.6 million at June 30, 2005 and 2004, respectively, to ensure availability of funds to pay wide-area progressive jackpot awards, which are classified as restricted cash.

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

Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market. Cost elements included in work-in-process and finished goods include raw materials, freight, direct labor and manufacturing overhead. Inventories consist of the following:

	As of June 30,
	2005	2004
	(in 000s)
Raw materials	$15,975	$26,963
Work-in-process	5,690	3,324
Finished goods	41,858	32,998
Total	$63,523	$63,285

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

Other current assets

Deferred costs are charged to cost of gaming equipment and systems when the related deferred revenue is recognized. Prepaid and deferred royalties consist mainly of royalty and license fees paid for the use of third party trade names, celebrity likenesses, content, and other intellectual property rights. Royalties are expensed to cost of gaming equipment and systems over the estimated period of expected consumption based on forecasted sales and placement schedules ranging from one to five years. If a pattern cannot be reliably determined, such costs are expensed using the straight-line method over the contract life. The

Company also evaluates the realization of capitalized amounts and any portions deemed unrealizable are charged to cost of gaming equipment and systems (see Note 8).

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

Property, plant and equipment and leased gaming equipment consist of the following:

	2005	2004
	(in 000s)
Land and land improvements	$19,335	$19,086
Buildings and leasehold improvements	34,710	29,937
Gaming equipment	29,421	28,439
Furniture, fixtures and equipment	23,893	20,821
Less accumulated depreciation	(40,548)	(29,123)
Property, plant and equipment, net	$66,811	$69,160
Leased gaming equipment	$94,345	$77,716
Less accumulated depreciation	(42,495)	(24,903)
Leased gaming equipment, net	$51,850	$52,813

Depreciation and Amortization Expense

For the fiscal years ended June 30, 2005, 2004 and 2003, depreciation and amortization expense totaled $47.8 million, $31.4 million and $20.4 million, respectively. Of these amounts, $27.3 million, $17.1 million and $9.5 million of depreciation and amortization expense were classified as cost of gaming equipment and systems in the consolidated statements of operations.

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

•       Delivery has occurred;

•       The vendors’ fee is fixed or determinable; and

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

The Company recognizes revenue when the product is delivered or over the period in which the service is performed and defers revenue for any undelivered elements. Revenue in respect of product that has been held at Company controlled locations is deferred until the product is physically delivered to a customer controlled location. If the Company cannot objectively determine the fair value of any undelivered elements included in the arrangement, all revenues are deferred until all of the elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered element.

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

In accordance with industry practice, gaming revenues in our casino operations are recognized as the net win from gaming machine operations, which is the difference between coins and currency deposited into the machines and payments to customers.

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

The activity in the accrued warranty account, which is included in accrued liabilities on the balance sheet, is as follows:

	2005	2004
	(in 000s)
Balance at beginning of year	$508	$344
Warranty costs incurred	(813)	(2,319)
Accrual for new warranties issued	794	2,483
Balance at end of year	$489	$508

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

Stock-based compensation

The Company accounts for its stock-based employee compensation awards in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under APB No. 25, since the exercise price of the Company’s employee stock options equals or exceeds the market price on date of grant, no compensation expense is recognized. The Company recognizes compensation expense for the amortization of certain restricted stock units.

In accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), the Company has continued to account for employee stock-based compensation under APB No. 25, and discloses historical pro-forma net income (loss) and earnings (loss) per share that would have resulted from the use of the fair value method.

Under the fair value method, compensation costs are measured using an options pricing model and are amortized over the estimated life of the option, which is generally three to five years, with option forfeitures accounted for at the time of the forfeiture, and all amounts are reflected net of tax. The following table presents the Company’s reported historical net income (loss) which includes the amortization of restricted stock units (see Note 13), adjusted for the pro forma effect assuming an after-tax charge for stock-based compensation:

	Year Ended June 30,
	2005	2004	2003
	(in 000s, except per share data)
Reported net income (loss)	$(22,563)	$79,888	$8,338
Reported stock-based compensation, net of tax	1,615	—	—
Pro forma stock-based compensation, net of tax	(25,147)	(5,377)	(3,384)
Pro forma net income (loss)	$(46,095)	$74,511	$4,954
Earnings (loss) per share:
Basic—as reported	$(0.44)	$1.60	$0.17
Basic—pro forma	$(0.90)	$1.49	$0.10
Diluted—as reported	$(0.44)	$1.56	$0.16
Diluted—pro forma	$(0.90)	$1.45	$0.10

On June 13, 2005, the Company accelerated the vesting of unvested stock options held by the Company’s employees, officers and directors with an exercise price of $15.00 or higher. This accelerated vesting affected options for approximately 2.4 million shares of the Company’s common stock and resulted in a pro forma after tax effect of $13.4 million, which is reflected in the table above for fiscal year 2005. The Company imposed sales restrictions on shares acquired upon exercise of these options that parallel the vesting requirements of the original options.

SFAS No. 123R was effective beginning with the Company’s quarter ended September 30, 2005, which will require all share-based payments to Company employees, including grants of employee stock options, to be recognized in the Company’s financial statements based on their fair values.

Recently issued accounting pronouncements

In March 2005, the SEC issued SAB No. 107, to provide interpretive guidance on SFAS No. 123R valuation methods, assumptions used in valuation models, and the interaction of SFAS No. 123 with existing SEC guidance. SAB No. 107 also requires the classification of stock compensation expense in the same financial statement line as cash compensation, and will therefore impact cost of gaming equipment and systems, casino operations (and related gross profits and margins), research and development costs, and selling, general and administrative expenses. The Company estimates that the expensing of stock options will reduce the net income for the fiscal year 2006 by approximately $4.1 million (or $0.08 per share) for the unvested options outstanding as of June 30, 2005. This amount excludes the accelerated vesting of approximately 2.4 million options in June 2005 (see Note 1 to consolidated financial statements).

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

In December 2004, the FASB issued SFAS No. 123R that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Beginning with the quarterly period that begins July 1, 2005, the Company will be required to expense the fair value of employee stock options and similar awards. Because the recording of non-cash stock option expense involves equity-based compensation transactions, the adoption of this statement will have no effect on the Company’s cash position.

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (“SFAS No. 153”), amending APB Opinion No. 29. APB Opinion No. 29 treated nonmonetary exchanges of similar productive assets as an exception from fair value measurement. SFAS No. 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. Nonmonetary exchanges have commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company anticipates no material impact on the Company’s results of operations, financial position or cash flows as a result of adopting this statement.

2.                 RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

First Restatement

In connection with the year-end closing process for the year ended June 30, 2005, the Company identified accounting errors that required adjustment to the Company’s originally issued consolidated financial statements as of June 30, 2004 and for the fiscal years ended June 30, 2004 and 2003 (the “First Restatement”).

These errors related primarily to revenue recognition, accounting for inventory costs and other miscellaneous items as discussed below.

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

Delivery has occurred

The Company identified instances in which revenue was recognized for sales at the time the product was shipped to customers when the shipping terms stated or implied that risk of loss and/or title did not transfer until the goods were delivered to the customer’s location. In such circumstances, recognition of revenue should have been deferred until the time the products reached the customer’s location and therefore the revenue that had previously been recorded in connection with these transactions was adjusted to be recorded in subsequent accounting periods when the delivery criteria was met. The net effect of these adjustments reduced revenue by $(12.1) million and $(0.4) million for the fiscal years ended June 30, 2004 and 2003, respectively

The Company also identified instances in the Systems division where certain standard sales agreements contained contractual terms creating a non-perpetual software license rather than a perpetual license. The Company determined that in such circumstances, revenue for non-perpetual software licenses should not have been recognized as of the acceptance date, but rather should have been deferred and recognized ratably over the twelve-month period from the date of acceptance, rather than in full as of the acceptance date and therefore the revenue that had previously been recorded in connection with these transactions was adjusted to be recorded in the appropriate periods. The net effect of these adjustments was to defer revenue and record it over a twelve-month period for such contracts reduced revenues by $(6.0) million and $(4.1) million for the fiscal year ended June 30, 2004 and 2003, respectively.

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

Inventory

In certain circumstances, standard versus actual raw material variances were recorded in cost of sales rather than as adjustments to inventory and fixed assets. As a result, adjustments have been made to adjust the standard costs to actual costs, resulting in corrections to the carrying value of certain finished goods and fixed assets and related cost of sales and depreciation expense. The net effect of these adjustments increased cost of goods sold by $0.7 million and $0.6 million for the fiscal years ended June 30, 2004 and 2003, respectively.

Other Miscellaneous Adjustments

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

Second Restatement

Subsequent to the issuance of the consolidated financial statements for the year ended June 30, 2005 management identified additional errors in the Company’s previously issued consolidated financial statements as of June 30, 2005 and 2004 and for each of the three years in the period ended June 30, 2005 (the “Second Restatement”).

Revenue Recognition

The Company identified additional instances in which revenue was recognized on the sale of goods prior to their physical delivery to customer locations and therefore, had not met the criteria of revenue recognition. Furthermore, the Company determined that certain requirements of SOP No. 97-2 were not met in a number of instances and revenue with respect to certain transactions was not recognized in the appropriate period. In accounting for these transactions the Company has determined that it should have deferred the revenue and related cost of sales until the revenue recognition requirements of SOP 97-2 were met.

The specific circumstances which resulted in adjustments are as follows:

Persuasive evidence of an arrangement exits

The Company identified a number of transactions for which certain conditions under the terms of the original agreement were not met or for which an agreement could not be found, calling into question whether the original agreement or lack thereof, provided adequate evidence of an arrangement that was sufficiently definitive to support revenue recognition. The Company concluded there was not persuasive evidence of an arrangement and, consequently, has adjusted these transactions to be recorded on a cash basis.  The net effects of these adjustments increased (decreased) revenues by $1.0 million, $(4.3) million and $0.4 million for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

Delivery has occurred

Upon review of additional documentation, it was determined that certain transactions that had previously been accounted for on a bill and hold basis, resulting in revenue recognition prior to the physical delivery of goods to the customer, did not satisfy all of the applicable bill and hold criteria under SAB No. 104. As a result, the revenue on these transactions was adjusted to coincide with the physical delivery of goods to the customer.

The Company also identified additional instances where revenue was recognized on the sale of goods prior to their physical delivery to customer locations and, therefore, the risk of loss and/or title had not passed to the customer. The Company has determined recognition of revenue should have been deferred until the time the devices reached the customer’s location and has adjusted the revenue that had been recorded in connection with these transactions to be recorded in subsequent accounting periods when the devices were physically delivered to customer locations.

The net effects of these adjustments increased (decreased) revenues by $2.6 million, $3.8 million and $(4.4) million for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

Additionally, the Company identified other adjustments that impacted gaming and system revenue which decreased revenue by $(2.4) million, $(1.3) million and $(0.1) million for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.  The nature of these adjustments primarily related to proper recording of product returns and adjustments to deferred revenue computations.

Inventory

The Company identified additional circumstances where the calculation used to determine the standard versus actual raw material variances was in error. As a result, adjustments have been made to adjust the standard costs to actual costs, resulting in corrections to the carrying value of certain finished goods and fixed assets and related cost of sales and depreciation expense. The net effect of these adjustments increased (decreased) cost of goods sold by $(1.4) million, $(1.1) million and $0.9 million for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

Other Miscellaneous Adjustments

The Company determined that is should have recorded the value of restricted stock units based on the closing price of its common stock on the date of grant and not the average closing price for the 20 business days prior to the date of grant. An adjustment was recorded to reflect the fair market value and related stock compensation expense during the fiscal year ended June 30, 2005 based on the closing price of the Company’s common stock on the respective dates of grant of the restricted stock units.

Additionally, the Company determined that interest earned on trade accounts receivable should have been recorded as interest income rather than revenue and recorded an adjustment to change the classification of these amounts to interest income totaling $2.1 million $2.0 million and $2.0 million in fiscal years 2005, 2004 and 2003, respectively.

The following is a reconciliation of income from continuing operations as previously reported, to the restated amounts, by category discussed above, net of tax:

	Year ended June 30,
	2005	2004	2003
	(in 000s)
Income (loss) from continuing operations, as originally reported	$(20,317)	$43,625	$37,162
First Restatement
Revenue recognition adjustments, net	—	(3,405)	(8,624)
Inventory adjustments, net	—	(441)	(420)
Other miscellaneous adjustments, net	—	(32)	(6)
Income (loss) from continuing operations, as previously restated	(20,317)	39,747	28,112
Second Restatement
Revenue recognition adjustments, net	1,298	(1,846)	(1,408)
Inventory adjustments, net	902	706	(557)
Other miscellaneous adjustments, net	208	392	(171)
Income (loss) from continuing operations, as currently restated	$(17,909)	$38,999	$25,976

The Restatements also resulted in a reduction of retained earnings as of June 30, 2002 of $4.0 million.

The following is a summary of the effects of the restatements on the accompanying consolidated financial statements.

Year Ended June 30,
2005			2004				2003

As Previously Reported	Second Restatement	As Restated	As Originally Reported	First Restatement	Second Restatement	As Restated	As Originally Reported	First Restatement	Second Restatement	As Restated
(in 000s, except per share data)

Statement of Operations
Revenue:
Gaming equipment & systems	$431,993	$(923)	$431,070	$436,596	$(8,468)	$(3,801)	$424,327	$335,436	$(23,169)	$(5,948)	$306,319
Casino operations	52,037	—	52,037	52,280	—	—	52,280	50,945	—	—	50,945
Total revenue	484,030	(923)	483,107	488,876	(8,468)	(3,801)	476,607	386,381	(23,169)	(5,948)	357,264
Cost of gaming equipment & systems	243,730	(2,244)	241,486	177,586	15,204	(39)	192,751	144,352	373	(792)	143,933
Depreciation and amortization(1)	20,570	(119)	20,451	31,565	(17,161)	(83)	14,321	20,462	(9,512)	(16)	10,934
Selling, general & administrative expense	156,106	169	156,275	124,345	74	(378)	124,041	95,432	(722)	157	94,867
Operating income (loss)	(5,722)	1,271	(4,451)	98,722	(6,585)	(3,301)	88,836	84,972	(13,308)	(5,297)	66,367
Interest income	1,340	2,061	3,401	2,253	—	2,010	4,263	220	—	1,984	2,204
Interest expense	18,201	120	18,321	17,934	—	—	17,934	25,645	—	—	25,645
Other income (expense), net	565	—	565	(521)	(73)	134	(460)	180	218	15	413
Income (loss) from continuing operations before income taxes and minority interest	(22,582)	3,212	(19,370)	70,227	(6,658)	(1,157)	62,412	59,727	(13,090)	(3,298)	43,339
Income tax expense (benefit)	(6,510)	1,318	(5,192)	24,293	(2,780)	(409)	21,104	20,556	(4,040)	(1,162)	15,354
Minority interest	(4,245)	514	(3,731)	(2,309)	—	—	(2,309)	(2,009)	—	—	(2,009)
Income (loss) from continuing operations	(20,317)	2,408	(17,909)	43,625	(3,878)	(748)	38,999	37,162	(9,050)	(2,136)	25,976
Net income (loss)	(24,971)	2,408	(22,563)	84,514	(3,878)	(748)	79,888	19,523	(9,049)	(2,136)	8,338
Basic earnings (loss) per share:
Continuing operations	$(0.40)	$0.05	$(0.35)	$0.87	$(0.08)	$(0.01)	$0.78	$0.76	$(0.19)	$(0.04)	$0.53
Discontinued operations	(0.09)	—	(0.09)	0.82	—	—	0.82	(0.36)	—	—	(0.36)
Total	$(0.49)	$0.05	$(0.44)	$1.69	$(0.08)	$(0.01)	$1.60	$0.40	$(0.19)	$(0.04)	$0.17
Diluted earnings (loss) per share:
Continuing operations	$(0.40)	$0.05	$(0.35)	$0.85	$(0.08)	$(0.01)	$0.76	$0.74	$(0.18)	$(0.04)	$0.52
Discontinued operations	(0.09)	—	(0.09)	0.80	—	—	0.80	(0.36)	—	—	(0.36)
Total	$(0.49)	$0.05	$(0.44)	$1.65	$(0.08)	$(0.01)	$1.56	$0.38	$(0.18)	$(0.04)	$0.16

(1)                Depreciation for leased gaming equipment has been reclassified to cost of gaming equipment and systems (see Note 1).

	As of June 30,
	2005			2004
	As Previously Reported	Second Restatement	As Restated	As Originally Reported	First Restatement	Second Restatement	As Restated
	(in 000s)
Balance Sheet
Cash and cash equivalents	$33,170	$—	$33,170	$172,726	$(18,468)	$—	$154,258
Restricted cash	13,421	—	13,421	—	15,590	—	15,590
Accounts and notes receivable, net	99,430	(1,751)	97,679	129,779	(1,462)	(2,105)	126,212
Inventories	62,920	603	63,523	61,135	2,145	5	63,285
Current deferred tax assets, net	29,192	1,692	30,884	20,054	(452)	2,969	22,571
Other current assets	27,439	5,595	33,034	12,420	16,535	4,345	33,300
Total current assets	265,572	6,139	271,711	396,114	18,330	5,214	419,658
Property, plant and equipment, net	66,036	775	66,811	68,845	—	315	69,160
Goodwill	161,444	—	161,444	136,989	(9,317)	—	127,672
Long-term deferred tax assets, net	16,622	(74)	16,548	—	14,020	(33)	13,987
Total assets	648,094	6,840	654,934	750,654	17,777	5,496	773,927
Accrued liabilities	43,239	599	43,838	49,145	(730)	485	48,900
Deferred revenue	31,293	9,669	40,962	2,324	35,311	10,395	48,030
Income taxes payable	1,752	—	1,752	7,233	(1,515)	—	5,718
Total current liabilities	136,279	10,268	146,547	118,495	33,066	10,880	162,441
Total liabilities	468,164	10,268	478,432	548,525	32,217	10,880	591,622
Minority interest	993	(514)	479	1,326	—	—	1,326
Deferred compensation (restricted stock units)	(6,563)	(126)	(6,689)	(6,500)	—	—	(6,500)
Additional paid-in capital	211,994	188	212,182	194,040	—	—	194,040
Retained earnings (accumulated deficit)	(32,328)	(2,976)	(35,304)	7,083	(14,440)	(5,384)	(12,741)
Total stockholders’ equity	178,937	(2,914)	176,023	200,803	(14,440)	(5,384)	180,979

	Year Ended June 30,
	2005			2004				2003
	As Previously Reported	Second Restatement	As Restated	As Originally Reported	First Restatement	Second Restatement	As Restated	As Originally Reported	First Restatement	Second Restatement	As Restated
						(in 000s)
Statement of Cash Flows
Cash flowsfrom operating activities	52,138	-	52,138	110,261	1,743	-	112,004	38,148	32,085	-	70,233
Cash flows from investing activities	(65,149)	-	(65,149)	(32,819)	(19,146)	-	(51,965)	(46,315)	(20,168)	-	(66,483)
Cash flows from financing activities	(108,053)	-	(108,053)	73,826	(4,187)	-	69,639	(2,179)	(2,998)	-	(5,177)
Cash flows from discontinued operations	-	-	-	(17,600)	17,600	-	-	17,144	(17,144)	-	-

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

Certain securities do not have a dilutive effect because their exercise price exceeds the fair market value of the underlying stock. Such securities are excluded from the diluted earnings per share calculation and consist of the following:

	Year ended June 30,
	2005	2004	2003
	(in 000s)
Stock options	4,738	1,498	862
Warrants	100	100	—
	4,838	1,598	862

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

The following computation of basic and diluted earnings (loss) per share from continuing operations and discontinued operations and income (loss) applicable to common shares for all periods presented is as follows:

	Year ended June 30,
	2005	2004	2003
	(in 000s, except per share amounts)
Income (loss) from continuing operations	$(17,909)	$38,999	$25,976
Income (loss) from discontinued operations	(4,654)	40,889	(17,638)
Net income (loss)	$(22,563)	$79,888	$8,338
Weighted average common shares outstanding	51,114	50,113	49,153
Effect of dilutive securities	—	1,135	986
Weighted average common and dilutive shares outstanding	51,114	51,248	50,139
Earnings (loss) per basic share:
Income (loss) from continued operations	$(0.35)	$0.78	$0.53
Income (loss) from discontinued operations	(0.09)	0.82	(0.36)
Net income (loss)	$(0.44)	$1.60	$0.17
Earnings (loss) per diluted share:
Income (loss) from continued operations	$(0.35)	$0.76	$0.52
Income (loss) from discontinued operations	(0.09)	0.80	(0.36)
Net income (loss)	$(0.44)	$1.56	$0.16

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

SIERRA DESIGN GROUP (“SDG”)

On March 2, 2004, the Company purchased SDG, a supplier of Class II and Class III gaming devices, systems and technology, for aggregate initial consideration of approximately $126.4 million. The initial purchase price consisted of $108.6 million cash, 662,000 shares of common stock valued at $11.9 million, the assumption of approximately $8 million of debt and certain transaction fees and expenses. In addition, an earn out provision provided for the payment of up to $95.6 million in additional consideration upon certain financial targets being achieved in the subsequent three-year period. In December 2004, the Company and the selling shareholders renegotiated the earn out for a fixed amount of $40 million, consisting of a one-time cash payment of $12 million and the issuance of a subordinated note of $28 million. In June 2005, the Company extinguished $14 million of the note and accrued interest thereon, by issuing approximately 1.0 million shares of common stock to the note holders. The Company believes that the acquisition of SDG in March 2004 will position the Company to take advantage of significant opportunities in both the domestic and international markets, from the technology advances in traditional casino style gaming to the Class II environments with central determination features. (see Note 12).

The following intangible assets of SDG are being amortized on a straight-line basis using the following estimated lives:

Years
Contracts	10
Core technology	8
Trademark	5

The fair values assigned to the SDG assets and liabilities acquired in fiscal year 2004 (prior to the settlement of the earn out) were as follows:

(in 000s)
Assets:
Cash	$1,189
Accounts receivable	6,949
Inventories	12,834
Deposits	1,576
Other current assets	2,233
Property, plant and equipment	22,071
Other assets	678
Deferred tax assets	16,717
Notes receivable	103
Investment in sales-type leases	8,241
Contracts	12,320
Core technology	5,445
Trademark	5,708
Goodwill(a)	55,674
Total assets acquired	151,738
Liabilities:
Customer deposits	4,973
Accounts payable	6,110
Accrued liabilities	10,558
Notes payable	3,704
25,345
Total Purchase Price	$126,393

(a)           Substantially all of goodwill is non-deductible for tax purposes.

The purchase price paid for SDG consists of the following:

(in 000s)
Cash paid to SDG stockholders	$29,846
Fair value of restricted common stock issued	11,949
Other consideration payable	1,350
Transaction fees and expenses	4,740
Subtotal	47,885
SDG debt owed to third parties	5,688
Pre-acquisition loans from Bally to SDG forgiven by Bally	72,820
Acquisition cost	$126,393

The following unaudited pro forma financial information is presented as if the SDG acquisition had been completed at the beginning of the periods presented below:

	June 30,	June 30,
	2004	2003
	(in 000s, except per share amounts)
Total revenue	$538,226	$463,396
Income from continuing operations before income taxes	35,903	34,577
Income from continuing operations	23,269	19,721
Earnings per share from continuing operations
Basic	$0.46	$0.40
Diluted	$0.45	$0.39

MINDPLAY

On February 19, 2004, the Company acquired substantially all of the assets and liabilities of MindPlay LLC (“MindPlay”), a leading developer of advanced table game technologies, for aggregate initial consideration of approximately $16.8 million. The initial purchase price included $9 million cash, a $4 million note payable, the assumption of approximately $2 million of debt and the issuance of warrants to purchase 100,000 shares of the Company’s common stock which were valued at approximately $0.9 million. In addition, an earn out provision provided for the payment of 10% of gross margin from the sale of MindPlay products in the first seven years subsequent to the acquisition, and 4.25% of gross margin for the next six years, subject to adjustments pursuant to the conditions contained in the sale agreement. The MindPlay technologies are designed to provide data and information to casino operators to improve customer service, to provide enhanced security and to increase profitability by lowering the cost of operation and enhancing the casino patron experience. As part of the acquisition, the Company acquired a number of patents acquired, which it believes will enable it to introduce a series of new table game products that can potentially redefine the market with the advances of automation and new gaming features to attract and retain table game players.

The fair values assigned to the MindPlay assets and liabilities acquired are as follows:

(in 000s)
Assets:
Cash	$22
Accounts receivable	41
Inventories	110
Property, plant and equipment	143
Other Assets	43
Patents	9,470
Other intangible assets	1,015
Goodwill	6,414
Total assets acquired	17,258
Liabilities:
Customer deposits	467
Total Purchase Price	$16,791

Intangible assets are being amortized over their estimated remaining life ranging from 3 to 15 years.

CROWN GAMING

On December 31, 2003, Bally acquired 100% of the assets of U.K.-based Crown Gaming from Crown Leisure Limited. The acquisition, which includes Crown’s distributorship agreements for a wide variety of automated table games and video bingo machines, strategically builds on the Company’s focus towards future growth projected in England. The total cash consideration was $3.9 million, including approximately $2.0 million that was used to repay assumed notes payable.

The fair values assigned to the Crown assets and liabilities are as follows:

(in 000s)
Tangible Assets:
Inventories	$2,064
Other assets	661
Intangible assets	659
Goodwill	335
Total assets acquired	3,719
Liabilities:
Accounts payable	1,295
Accrued liabilities	21
Taxes payable	527
1,843
Total Purchase Price	$1,876

Intangible assets are being amortized over their estimated remaining life ranging from 3 - 15 years.

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

Summary operating results for the discontinued operations for United Coin, VSI, Rail City and Bally Wulff are as follows:

	Year ended June 30,
	2005		2004		2003
	(in 000s)
Net revenues	$4,514		$257,142		$298,739
Asset impairment charges	—		—		38,728
Operating income (loss)	358		30,668		(26,576)
Income tax expense (benefit)	(3,350)		26,319		(8,665	)(a)
Income (loss) from discontinued operations	$(4,654	)(b)	$40,889	(c)	$(17,638)

(a)           Includes a net deferred tax benefit totaling $13.4 million, which was recorded for the sale of Bally Wulff.

(b)          Includes the $6.3 million after tax charge referred to above related to the sale of United Coin, offset by the gain on sale of VSI.

(c)           Includes a gain on sale of Rail City of $23.1 million and a gain on the sale of United Coin of $15.3 million.

The following schedule reflects the net assets held for sale, included in the accompanying consolidated balance sheets consisting of VSI as of June 30, 2004:

(in 000s)
Cash and cash equivalents	$3,543
Accounts and contracts receivable	89
Other current assets	66
Property, plant and equipment	696
Other	48
Total assets	4,442
Current liabilities	4,321
Long-term liabilities	16
Total liabilities	4,337
Net assets of discontinued operation	$105

6.                 RECEIVABLES

The Gaming Equipment and Systems business unit grants customers payment terms under contracts of sale. These contracts are generally for terms of six months to five years, with interest at prevailing rates, and are generally collateralized by the related equipment sold, although the value of such equipment, if repossessed, may be less than the receivable balance outstanding. Contracts with terms beyond 24 months are deferred and revenue is recognized as the payments are received. The total receivables outstanding as of June 30, 2005, net of bad debt allowance totaled approximately $105.1 million, substantially all of which is scheduled to be received within one year.

The following table represents the activity for each of the fiscal years ended June 30, 2005, 2004 and 2003 for each of the valuation reserve and allowance accounts:

	Balance at Beginning of Year	Additions	Net Write-offs/ (Recoveries)	Balance at End of Year
	(in 000s)
Allowance for doubtful accounts:
Year ended June 30, 2005	$9,035	$5,134	$3,829	$10,340
Year ended June 30, 2004	$6,417	$1,753	$(865)	$9,035
Year ended June 30, 2003	$8,436	$825	$2,844	$6,417

7.                 GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with its accounting policy, during the fourth quarter of fiscal 2005, the Company evaluated the carrying value of goodwill and other intangible assets and determined that no impairment existed as of that measurement date.

Intangible assets excluding discontinued operations consist of the following:

	Wt.
	Avg.	June 30, 2005			June 30, 2004
	Useful	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
	(dollars in 000s)
Computer software	3	$9,021	$(3,463)	$5,558	$8,963	$(1,498)	$7,465
Computer software from acquisitions	9	11,700	(4,680)	7,020	11,700	(3,380)	8,320
License rights	3-5	1,338	(506)	832	2,745	(1,979)	766
Capitalized regulatory approval costs	3	4,068	(1,703)	2,365	4,767	(833)	3,934
CRM software systems	5	3,300	(1,785)	1,515	3,039	(1,046)	1,993
PLM software systems	5	1,843	(410)	1,433	1,585	—	1,585
Trademarks	5	1,404	(574)	830	1,404	(288)	1,116
Trademarks (indefinite life)	—	5,284	—	5,284	5,284	—	5,284
Patents	13	9,470	(971)	8,499	9,470	(243)	9,227
Non-compete agreements	6	275	(61)	214	275	(15)	260
Customer relationships	5	740	(197)	543	740	(49)	691
Core technology	8	5,445	(907)	4,538	5,445	(227)	5,218
Contracts	10	12,100	(1,621)	10,479	12,100	(411)	11,689
Other intangibles	7	819	(478)	341	1,684	(1,503)	181
Total		$66,807	$(17,356)	$49,451	$69,201	$(11,472)	$57,729

Amortization expense totaled $8.6 million, $5.8 million and $3.2 million for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. Computer software amortization expense totaled $3.7 million, $2.9 million and $1.8 million for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

Future amortization of intangible assets is scheduled as follows:

Years ending June 30,	(in 000s)
2006	$9,056
2007	7,639
2008	5,401
2009	4,886
2010	4,673
Thereafter	12,512
Total	$44,167

Goodwill

The changes in the carrying amount of goodwill for the years ended June 30, 2004 and 2005 are as follows:

Total
(in 000s)
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

8.                 OTHER CURRENT AND LONG-TERM ASSETS

Other current assets as of June 30, 2005 and 2004 consist of the following:

	2005	2004
	(in 000s)
Deferred costs of revenues	$18,277	$18,200
Prepaid expenses	4,721	5,614
Games placed on trial at customer locations	4,822	2,609
Certificates of deposit	2,775	3,091
Refundable deposits	1,358	3,021
Other	1,081	765
Total other current assets	$33,034	$33,300

Other long-term assets consist of the following as of June 30, 2005 and 2004:

	2005	2004
	(in 000s)
Long-term deposits	$8,289	$615
Restricted cash	6,253	5,740
Deferred debt issuance costs (net of accumulated amortization of $2,332 and $1,017)	5,067	5,893
Total other assets	$19,609	$12,248

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

9.                 DEFERRED REVENUE

Deferred revenue relates primarily to revenue from games and system sales that is required to be deferred in accordance with SOP No. 97-2. Deferred revenue totaled $41.0 million and $48.0 million, as of June 30, 2005 and 2004, respectively. The related deferred cost of such revenue is included in other current assets (see Note 8).

10.          ACCRUED AND JACKPOT LIABILITIES

Accrued liabilities and jackpot liabilities as of June 30, 2005 and 2004 consist of the following:

	2005	2004
	(in 000s)
Payroll and related costs	$7,635	$11,874
Interest	1,755	1,265
Professional and consulting fees	1,824	2,834
Regulatory approval cost accruals	944	652
Royalties, rebates, direct mail coupons	4,929	6,867
Customer deposits	8,706	10,094
Acquisition related accruals	1,686	3,807
Divestiture related accruals	386	4,377
Litigation accruals (see Note 19)	7,360	—
Severance accruals (see Note 16)	1,290	—
Other	7,323	7,130
Subtotal	43,838	48,900
Jackpots accrued not yet awarded	13,025	12,075
Total accrued liabilities	$56,863	$60,975

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

11.          LONG-TERM DEBT

Long-term debt at June 30, 2005 and 2004 consisted of the following:

	2005	2004
	(in 000s)
Term loan facility	$314,882	$350,000
Revolving credit facility	—	70,000
Related party debt (see Note 12)	19,206	6,436
Other, generally unsecured	1,029	2,519
	335,117	428,955
Less current maturities	10,163	5,866
Long-term debt, less current maturities	$324,954	$423,089

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

As a result of the additional time required to complete the fiscal 2005 year end closing process, the Company failed to deliver the 2005 audited financial statements and the September 30, 2005 interim unaudited internal financial statements to the lenders in a timely manner, and therefore was not in compliance with certain of its debt covenants. Pursuant to an agreement with the lenders, the default was cured in December 2005 by delivering the Company’s 2005 audited financial statements contained in the Company’s Annual Report on Form 10-K and the unaudited interim financial statements for the September 2005 quarter. During the default period from November 8, 2005 to the delivery of the financial statements in December 2005, the Company incurred default interest of approximately $0.7 million.

Maturities of long-term debt, for each of the five fiscal years ending subsequent to June 30, 2005, are as follows:

Years ending June 30,	(in 000s)
2006	$4,157
2007	3,872
2008	3,500
2009	3,500
2010	300,882
Total	$315,911

In October 2006, the Company executed an amendment to its bank facility, which, among other things, (i) extended the due date for the delivery of the Company’s audited financial statements for the fiscal year ended June 30, 2006, to December 31, 2006, (ii) provided that the Company shall deliver its quarterly reports on Form 10-Q for the Fiscal Quarters ending on September 30, 2005, December 31, 2005 and March 31, 2006 no later than December 31, 2006, (iii) modified the definition of EBITDA to exclude up to $10 million of certain cash charges, and (iv) clarified that the definition of EBITDA includes interest income on trade receivables. The Company paid an administrative fee of $964,000 in exchange for the concessions granted under the amendment. There can be no assurances the Company will be able to comply with these amended covenants.

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

	Total Interest Expense
	for the Year Ended June 30,
	2005	2004	2003
	(in 000s)
SDG	$624	$—	$—
MindPlay	241	87	—
MCC	95	35	—

Accrued interest totaled $0.3 million and $0.1 million as of June 30, 2005 and 2004, respectively.

Maturities of related party debt, for each of the five fiscal years ending subsequent to June 30, 2005, are as follows:

Years ending June 30,	(in 000s)
2006	$6,006
2007	2,800
2008	4,800
2009	2,800
2010	2,800
Total	$19,206

Pursuant to an Advisory Agreement with Kirkland Investment Corporation (100% owned by Joel Kirschbaum who is a director of Bally, and therefore treated as a related-party) dated July 1, 2004, the Company agreed to pay Kirkland $600,000 annually for a period of 3.5 years for advisory and related services.

The Company also leases a warehouse and office facility from an entity owned by Mr. Luciano. Rental payments for the fiscal years ended June 30, 2005 and 2004 totaled $412,000 and $103,000, respectively.

13.          STOCKHOLDERS’ EQUITY, OPTIONS, WARRANTS AND RIGHTS

Stock Option Plans

In December 2001, the Company’s shareholders approved the 2001 Long-Term Incentive Plan, which has been amended several times (the “2001 Plan”). The 2001 Plan provides for the issuance of up to 10,000,000 shares (as amended in fiscal year 2005) of common stock to Company employees, directors and designated paid consultants and up to 600,000 shares of restricted stock or restricted stock units (“RSUs”). Generally, options are granted at the fair value of the Company’s common stock at the date of grant and are exercisable over five to ten years. The 2001 Plan also allows for the issuance of RSUs. A total of 377,030 RSUs were granted on June 30, 2004, and an additional 176,507 were issued during fiscal year 2005, as part of the employment agreement of the Company’s Chief Executive Officer and 20,000 to another Company officer. The RSUs granted were treated as deferred compensation, and accordingly deferred compensation of $2.3 million and $6.5 million was recorded in the statement of stockholders’ equity as of the grant dates for the years ended June 30, 2005 and 2004, respectively. Amortization expense for the RSUs totaled $2.1 million and zero for the fiscal years end June 30, 2005 and 2004, respectively and is included in selling, general and administration expense in the accompanying statements of operations.

Transactions involving stock options and RSUs are summarized as follows:

	Options and RSUs Outstanding
		Weighted
		Average
		Exercise
	Shares	Price
	(in millions)
Balance, June 30, 2002	3.1	$5.93
Granted	1.1	16.32
Exercised	(0.7)	3.70
Canceled	(0.1)	11.40
Balance, June 30, 2003	3.4	$9.51
Granted	2.8	22.16
RSUs granted	0.4	—
Exercised	(0.8)	8.74
Canceled	(0.2)	18.00
Balance, June 30, 2004	5.6	$15.50
Granted	3.8	11.58
RSUs granted	0.2	—
Exercised	(0.2)	5.53
Canceled	(0.7)	17.34
Balance, June 30, 2005	8.7	$13.79

		Weighted
		Average
		Exercise
	Shares	Price
	(in millions)
Options and RSUs exercisable at:
June 30, 2003	2.0	$6.31
June 30, 2004	1.9	$8.31
June 30, 2005	5.2	$16.12

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

	Year ended June 30,
	2005	2004	2003
Risk-fee interest rate (weighted average)	3.5%	2.5%	3.5%
Expected volatility	0.62	0.26	0.28
Expected dividend yield	0%	0%	0%
Expected life	6-7.5 years	3-10 years	3-10 years

The resulting fair values applied to the options granted were $7.49, $8.86, and $6.19 per share for the years ended June 30, 2005, 2004 and 2003, respectively.

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

14.          INCOME TAXES

The components of the Company’s income tax expense (benefit) from continuing operations for the years ended June 30, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
	(in 000s)
Current tax expense (benefit):
Federal	$611	$(192)	$(418)
Foreign	999	683	1,644
State	(727)	1,303	982
	883	1,794	2,208
Deferred tax expense (benefit):
Federal	(5,965)	15,913	12,773
Foreign	229	—	17
State	(339)	3,397	356
	(6,075)	19,310	13,146
Total provision for (benefit) income taxes	$(5,192)	$21,104	$15,354

A reconciliation of the Company’s income tax provision as compared to the tax provision for continuing operations calculated by applying the statutory federal tax rate (35%) to the income (loss) from continuing operations before income taxes for the years ended June 30, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
	(in 000s)
Computed expected income tax (benefit) expense at 35%	$(6,779)	$21,844	$15,169
Partnership income attributable to minority interest	(1,306)	(808)	(703)
Foreign earnings subject to US tax	572	463	258
Change in valuation allowance	2,149	(1,809)	(943)
Net increase in accrual for potential tax contingencies	3,049	564	540
State income taxes, net of federal benefit	(149)	2,987	996
Tax credits	(3,018)	(3,120)	—
Other, net	290	983	37
	$(5,192)	$21,104	$15,354

The major components of the deferred tax assets and liabilities as of June 30, 2005 and 2004 are as follows:

	2005	2004
	(in 000s)
Deferred tax assets:
Net operating loss carryforwards	$23,789	$19,476
Capital loss carryforwards	9,025	8,155
Foreign tax credit carryforwards	231	—
Other tax credits	11,811	8,457
Deferred revenue, net of cost of goods sold	8,509	10,527
Inventory obsolescence reserves	4,050	2,023
Deferred compensation for tax purposes	4,780	1,268
Financing lease assets	1,827	708
Bad debt reserves	4,227	2,621
Accruals not currently deductible for tax purposes	13,471	12,913
Other	2,511	3,008
Total gross deferred tax assets	84,231	69,156
Less: Valuation allowance	(11,174)	(8,343)
Deferred tax assets	$73,057	$60,813
Deferred tax liabilities:
Property and equipment	$6,677	$12,760
Intangible assets	10,811	6,638
Deferred lease revenue	5,130	3,237
Other	3,007	1,620
Total gross deferred tax liabilities	25,625	24,255
Net deferred tax assets	$47,432	$36,558

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

15.          SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information is related to the consolidated statements of cash flows:

	Year ended June 30,
	2005	2004	2003
	(in 000s)
Cash paid for interest	$17,509	$23,967	$25,449
Cash paid for income taxes	1,901	4,954	2,751
Non-cash investing and financing transactions:
Reclassify property, plant and equipment to inventory	9,923	7,732	3,765
Notes payable issued in acquisitions	28,000	4,000	8,073
Value of restricted stock issued in partial satisfaction of subordinated debt and accrued interest	14,312	—	—
Value of restricted stock issued in SDG acquisition	—	11,949	—
Value of restricted stock issued to employees	2,314	6,500	—
Value of warrants issued in MindPlay acquisition	—	886	—
Consolidation of variable interest entities	6,044	—	—
Deferred taxes/goodwill adjustments related to SDG acquisition	6,124	—	—

16.          SEVERANCE CHARGES

During fiscal year 2005, the Company undertook a review of its operations and reduced its workforce during the September 2004 quarter and the March 2005 quarter. As a result of these reductions in workforce, the Company incurred charges totaling $3.7 million for the year ended June 30, 2005, respectively, which is primarily related to the Gaming and Systems segment. The balance of the accrued liability for unpaid severance costs is as follows:

(in 000s)
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

Commitments

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

The Company leases certain office space, equipment, warehouse and repair facilities and other property locations under non-cancelable operating leases which are generally included in the selling, general and administrative expense. Operating rental expense for years ended June 30, 2005, 2004 and 2003 was as follows:

	2005	2004	2003
	(in 000s)
Continuing Operations:
Equipment and office space leases	$6,257	$4,953	$4,047
Sublease rental income	—	—	(332)
	$6,257	$4,953	$3,715

	2004	2003
Discontinued Operations:
Contingent route location leases	$147,062	$132,062
Fixed route location leases	17,326	18,786
Equipment and office space leases	1,170	2,852
	165,558	153,700
Sublease rental income	—	(1,812)
	$165,558	$151,888

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

The contractual lease commitments for each of the five fiscal years subsequent to June 30, 2005 are as flows:

Fiscal year ending June 30,	(in 000s)
2006	$2,641
2007	2,278
2008	1,512
2009	1,114
2010	407
Total	$7,952

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, or other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

Litigation

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

In June 2004, putative class actions were filed against Bally Technologies, Inc. and its officers, Robert Miodunski, Robert Saxton, Mark Lerner, and Steven Des Champs, in the United States District Court for the District of Nevada. The nearly identical complaints alleged violations of the Exchange Act stemming from revised earnings guidance, declines in the stock price, and sales of stock by insiders, and sought damages in unspecified amounts. The federal district court granted the plaintiffs’ unopposed motions to consolidate the cases and to appoint a lead counsel and a lead plaintiff, and the plaintiffs filed a consolidated complaint. Bally and the other defendants have moved for summary judgment, and the motion is being briefed. Bally believes the lawsuits are without merit and intends to vigorously defend itself and its officers. In addition, in July 2004 two derivative lawsuits were filed in Nevada state court against the members of the Board of Directors and the officers listed above. The Company is named as a nominal defendant in the derivative lawsuits as the claims are purportedly asserted for the benefit of Bally. These lawsuits assert claims for breach of fiduciary duty and waste of corporate assets arising out of the same events as those giving rise to the class actions described above and seek injunctive relief and damages in unspecified amounts. These two cases were consolidated, and Bally and the other defendants moved to dismiss the case. In February 2005, the state district court granted the defendants’ motion and dismissed the case, and the plaintiffs have appealed the case the Nevada Supreme Court, where the matter is pending. Management believes the plaintiffs’ lawsuit to be without merit. The Company will continue to pursue all available legal defenses.

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

On December 7, 2004, IGT filed a patent infringement lawsuit against Bally Technologies, Inc. in the United States District Court for the District of Nevada. The complaint asserts that Bally’s wheel-based games, such as Monte Carlo and Cash For Life, and its iView products infringe patents held by IGT, and seeks injunctive relief and damages in unspecified amounts. Bally believes IGT’s claims are without merit and is vigorously defending itself against the lawsuit. As part of its defense, Bally has asserted counterclaims against IGT, including claims that IGT’s patents are invalid as well as several claims that IGT has engaged in anti-competitive conduct in violation of state and federal antitrust laws. By its counterclaims, Bally is seeking damages and other relief from IGT. The litigation is in the discovery phase and no trial date has been set.

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

The Company is also a party to various lawsuits relating to routine matters incidental to its business. Management does not believe that the outcome of such litigation, including the matters above, in the aggregate, will have a material adverse effect on its financial position, results of operations or cash flows.

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

The table below presents information as to the Company’s revenues, operating income (loss), identifiable assets, capital expenditures and depreciation and amortization by segment:

	Year Ended June 30,
	2005	2004	2003
	(in 000s)
Revenues:
Gaming Equipment and Systems	$431,070	$424,327	$306,319
Casino Operations	52,037	52,280	50,945
Total revenues	$483,107	$476,607	$357,264
Inter-segment revenues:
Gaming Equipment and Systems	$518	$578	$1,164
Casino Operations	—	—	—
Total inter-segment revenues	$518	$578	$1,164
Gross Profit:
Gaming Equipment and Systems	$189,584	$231,576	$162,386
Casino Operations	33,310	32,237	29,737
Total gross profit	$222,894	$263,813	$192,123
Operating income (loss):
Gaming Equipment and Systems	$(2,724)	$86,148	$64,274
Casino Operations	16,775	16,942	15,306
Corporate/other	(18,502)	(14,254)	(13,213)
Total operating (loss) income	$(4,451)	$88,836	$66,367
Identifiable assets:
Gaming Equipment and Systems	$550,611	$542,958	$324,318
Casino Operations	43,094	41,790	43,399
Corporate/other	61,229	184,737	62,831
Total identifiable assets	$654,934	$769,485	$430,548
Goodwill:
Gaming Equipment and Systems	$161,444	$127,672	$63,040
Casino Operations	—	—	—
Corporate/other	—	—	—
Total goodwill	$161,444	$127,672	$63,040
Capital expenditures:
Gaming Equipment and Systems	$6,942	$8,396	$3,589
Casino Operations	4,325	2,716	6,068
Corporate/other	1,163	728	102
Total capital expenditures	$12,430	$11,840	$9,759
Depreciation and amortization:
Gaming Equipment and Systems	$15,813	$10,016	$6,474
Casino Operations	3,296	2,780	2,174
Corporate/other	1,342	1,525	2,286
Total depreciation and amortization	$20,451	$14,321	$10,934

The Company has operations based primarily in the United States with a significant sales and distribution office based in Europe.

The table below presents information as to the Company’s revenues, operating income (loss), identifiable assets capital expenditures and depreciation and amortization by geographic region determined based upon the location of the customer:

	Year Ended June 30,
	2005	2004	2003
	(in 000s)
Revenues:
United States	$456,078	$445,318	$314,417
Europe	13,314	24,817	32,617
Other foreign	13,715	6,472	10,230
Total revenues	$483,107	$476,607	$357,264
Gross Margin:
United States	$214,333	$251,194	$179,224
Europe	4,249	10,975	10,492
Other foreign	4,312	1,644	2,407
Total gross margin	$222,894	$263,813	$192,123
Operating income (loss):
United States	$155	$87,769	$60,701
Europe	(6,863)	1,686	4,883
Other foreign	2,257	(619)	783
Total operating income (loss)	$(4,451)	$88,836	$66,367
Identifiable assets:
United States	$604,453	$714,219	$377,584
Europe	33,336	43,661	41,798
Other foreign	17,145	11,605	11,166
Total identifiable assets	$654,934	$769,485	$430,548
Goodwill:
United States	$143,491	$109,498	$47,393
Europe	17,953	18,174	15,647
Other Foreign	—	—	—
Total goodwill	$161,444	$127,672	$63,040
Capital expenditures:
United States	$11,283	$11,145	9,664
Europe	1,140	684	90
Other foreign	7	11	5
Total capital expenditures	$12,430	$11,840	$9,759
Depreciation and amortization:
United States	$19,098	$13,491	$10,588
Europe	737	636	339
Other Foreign	616	194	7
Total depreciation and amortization	$20,451	$14,321	$10,934

21.          401(k) PLAN

The Company is the sponsor of the Bally Technologies, Inc. 401(k) Savings Plan (the “401(k) Plan”). The 401(k) Plan was adopted for domestic employees of Bally Technologies, Inc. and all its domestic subsidiaries. Employees may enroll in the plan after meeting certain age and length of employment criteria, and plan participants may defer up to 25% of their compensation, up to certain IRS imposed limitations, currently $14,000.

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

As discussed in Note 2, the unaudited quarterly information for the fiscal quarters ended June 30, 2005 and 2004, March 31, 2005 and 2004, December 31, 2004 and 2003, and September 30, 2004 and 2003 have been restated. A comparison of originally reported and restated unaudited quarterly financial information is presented within the tables below:

	Fiscal Year 2005 Quarterly Results
	September 30,				December 31,
	As Originally Reported	First Restatement	Second Restatement	As Restated	As Originally Reported	First Restatement	Second Restatement	As Restated
	(in 000s, except per share data)
Statement of Operations Data:
Revenues	$116,913	$(6,112)	$8,840	$119,641	$113,702	$11,848	$(1,115)	$124,435
Cost of gaming equipment, systems and casino operations	55,638	1,496	2,532	59,666	57,926	13,386	(750)	70,562
Selling, general and administrative	45,090	15	(31)	45,074	41,051	(100)	(186)	40,765
Income (loss) from continuing operations before income taxes and minority interest	(9,757)	(1,042)	6,725	(4,074)	(11,274)	5,572	537	(5,165)
Income tax (benefit) expense	(3,851)	(203)	2,375	(1,679)	(4,879)	1,789	189	(2,901)
Loss from continuing operations	(6,405)	(839)	4,350	(2,894)	(7,540)	3,783	348	(3,409)
Income (loss) from discontinued operations	(4,391)	—	—	(4,391)	15	—	—	15
Net loss	(10,796)	(839)	4,350	(7,285)	(7,525)	3,783	348	(3,394)
Diluted loss per share from continuing operations	$ (0.13)	$(0.01)	$0.08	$ (0.06)	$ (0.15)	$ 0.08	$ 0.00	$ (0.07)
Diluted loss per share from continuing operations	(0.08)	—	—	(0.08)	—	—	—	—
Diluted loss per share	$ (0.21)	$(0.01)	$0.08	$ (0.14)	$ (0.15)	$ 0.08	$ 0.00	$ (0.07)

	Fiscal Year 2005 Quarterly Results
	March 31,				June 30,
	As Originally Reported	First Restatement	Second Restatement	As Restated	As Originally Reported	First Restatement	Second Restatement	As Restated
	(in 000s, except per share data)
Statement of Operations Data:
Revenues	$125,412	$1,589	(5,312)	$121,689	$120,678	$ —	$(3,336)	$117,342
Cost of gaming equipment, systems and casino operations	62,310	8,222	(3,102)	67,430	63,479	—	(924)	62,555
Selling, general and administrative	38,729	9	131	38,869	34,966	—	255	35,221
Income (loss) from continuing operations before income taxes and minority interest	(7,022)	612	(1,240)	(7,650)	329	—	(2,810)	(2,481)
Income tax (benefit) expense	(1,480)	2,438	(437)	521	(324)	—	(809)	(1,133)
Loss from continuing operations	(6,449)	(1,826)	(803)	(9,078)	(1,042)	—	(1,486)	(2,528)
Income (loss) from discontinued operations	(395)	—	—	(395)	117	—	—	117
Net loss	(6,844)	(1,826)	(803)	(9,473)	(925)	—	(1,486)	(2,411)
Diluted loss per share from continuing operations	$ (0.13)	$(0.03)	$(0.02)	$ (0.18)	$ (0.02)	$ —	$(0.03)	$ (0.05)
Diluted loss per share from continuing operations	(0.01)	—	—	(0.01)	—	—	—	—
Diluted loss per share	$ (0.14)	$(0.03)	$(0.02)	$ (0.19)	$ (0.02)	$ —	$(0.03)	$ (0.05)

	Fiscal Year 2004 Quarterly Results
	September 30,				December 31,
	As Originally Reported	First Restatement	Second Restatement	As Restated	As Originally Reported	First Restatement	Second Restatement	As Restated
	(in 000s, except per share data)
Statement of Operations Data:
Revenues	$101,223	$(4,884)	$(1,024)	$95,315	$108,631	$11,768	$(5,045)	$115,354
Cost of gaming equipment, systems and casino operations	38,240	1,067	(768)	38,539	43,664	9,239	(2,772)	50,131
Selling, general and administrative	29,065	—	(429)	28,636	21,548	209	11	21,768
Income (loss) from continuing operations before income taxes and minority interest	3,600	(2,802)	669	1,467	23,203	5,797	(1,662)	27,338
Income tax (benefit) expense	1,266	(981)	236	521	8,444	2,029	(585)	9,888
Loss from continuing operations	1,848	(1,821)	434	461	14,218	3,768	(1,077)	16,909
Income (loss) from discontinued operations	4,180	—	—	4,180	4,526	—	—	4,526
Net income (loss)	6,028	(1,821)	434	4,641	18,744	3,768	(1,077)	21,435
Diluted income (loss) per share from continuing operations	$ 0.04	$(0.04)	$ 0.01	$ 0.01	$ 0.28	$ 0.07	$(0.02)	$ 0.33
Diluted income (loss) per share from continuing operations	0.08	—	—	0.08	0.09	—	—	0.09
Diluted income (loss) per share	$ 0.12	$(0.04)	$ 0.01	$ 0.09	$ 0.37	$ 0.07	$(0.02)	$ 0.42

	Fiscal Year 2004 Quarterly Results
	March 31,				June 30,
	As Originally Reported	First Restatement	Second Restatement	As Restated	As Originally Reported	First Restatement	Second Restatement	As Restated
	(in 000s, except per share data)
Statement of Operations Data:
Revenues	$116,239	$(4,477)	$1,426	$113,188	$162,783	$(10,875)	$ 842	$152,750
Cost of gaming equipment, systems and casino operations	46,702	3,005	1,800	51,507	69,023	1,893	1,701	72,617
Selling, general and administrative	30,198	36	21	30,255	43,534	(171)	19	43,382
Income (loss) from continuing operations before income taxes and minority interest	19,197	(3,367)	130	15,960	24,227	(6,286)	(294)	17,647
Income tax (benefit) expense	6,234	(1,180)	49	5,103	8,349	(2,648)	(109)	5,592
Loss from continuing operations	12,241	(2,187)	81	10,135	15,319	(3,639)	(186)	11,494
Income (loss) from discontinued operations	1,593	—	—	1,593	30,590	—	—	30,590
Net income (loss)	13,834	(2,187)	81	11,728	45,908	(3,639)	(185)	42,084
Diluted income (loss) per share from continuing operations	$ 0.24	$(0.04)	$0.00	$ 0.20	$ 0.30	$ (0.07)	$(0.01)	$ 0.22
Diluted income (loss) per share from continuing operations	0.03	—	—	0.03	0.60	—	—	0.60
Diluted income (loss) per share	$ 0.27	$(0.04)	$0.00	$ 0.23	$ 0.90	$ (0.07)	$(0.01)	$ 0.82

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