Form 10-Q
period 2005-09-30
BALLY TECHNOLOGIES, INC.
filed 2006-12-22
CIK 2491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Registrant’s telephone number: (702) 584-7700

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐  Yes  ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.    See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

☐ Large Accelerated Filer                                  ☒  Accelerated Filer                           ☐  Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes  ☒  No

The number of shares of Common Stock, $0.10 par value, outstanding as of December 15, 2006, according to the records of the registrant’s registrar and transfer agent was 53,012,913, which does not include 528,648 shares held in treasury.

EXPLANATORY NOTE

As previously disclosed on Form 12b-25 of Bally Technologies, Inc. (formerly known as Alliance Gaming Corporation, “Bally,” the “Company,” or “we”), filed with the Securities and Exchange Commission (the “SEC”) on November 10, 2005, the filing of this Quarterly Report on Form 10-Q for the three month period ended September 30, 2005 was originally delayed due to the significant amount of additional time and resources necessary to complete the preparation and analysis of the financial statements for the fiscal year ended June 30, 2005.  The filing of this Quarterly Report on Form 10-Q was further delayed by the restatements discussed in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2005, as amended and restated and filed with the SEC on October 31, 2006 (the “2005 10-K”).  Furthermore, the preparation of the financial information presented in this Quarterly Report on Form 10-Q required additional time and resources because it was prepared while certain material weaknesses existed in our internal control over financial reporting.

I N D E X

PART I

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2005	2005
	(in 000s, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$26,666	$33,170
Restricted cash	14,006	13,421
Accounts and notes receivable, net of allowances for doubtful accounts of $8,746 and $10,340	99,782	97,679
Inventories	64,961	63,523
Deferred tax assets, net	30,848	30,884
Other current assets	41,244	33,034
Total current assets	277,507	271,711
Long-term investments (restricted)	10,682	10,060
Long-term receivables, net of allowance for doubtful accounts of $0 and $11	6,551	7,450
Leased gaming equipment, net of accumulated depreciation of $48,036 and $42,495	51,072	51,850
Property, plant and equipment, net of accumulated depreciation of $44,063 and $40,548	65,996	66,811
Goodwill	161,055	161,444
Intangible assets, net of accumulated amortization of $19,667 and $17,356	48,859	49,451
Deferred tax assets, net	20,672	16,548
Other assets, net	17,274	19,609
Total assets	$659,668	$654,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,783	$36,807
Accrued liabilities	47,665	43,838
Deferred revenue	55,175	40,962
Jackpot liabilities	12,785	13,025
Income taxes payable	167	1,752
Current maturities of long-term debt, including $6,006 and $6,006 owed to related parties	10,363	10,163
Total current liabilities	153,938	146,547
Long-term debt, net of current maturities, including $13,200 and $13,200 owed to related parties	323,707	324,954
Other liabilities	9,425	6,931
Total liabilities	487,070	478,432
Minority interest	1,996	479
Stockholders’ equity:
Special stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 115 shares issued and outstanding	12	12
Common stock, $.10 par value; 100,000,000 shares authorized; 52,663,000 and 52,649,000 shares issued and 52,137,000 and 52,123,000 outstanding	5,269	5,268
Treasury stock at cost, 526,000 and 526,000 shares	(665)	(665)
Deferred compensation (restricted stock units)	—	(6,689)
Additional paid-in capital	208,407	212,182
Accumulated other comprehensive income	1,262	1,219
Accumulated deficit	(43,683)	(35,304)
Total stockholders’ equity	170,602	176,023
Total liabilities and stockholders’ equity	$659,668	$654,934

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2005	2004
		(As restated, see Note 2)
	(in 000s, except per share amounts)
Revenues:
Gaming equipment and systems	$94,795	$106,805
Casino operations	11,555	12,836
	106,350	119,641
Costs and expenses:
Cost of gaming equipment and systems	48,897	54,864
Cost of casino operations	4,283	4,802
Selling, general and administrative	41,842	43,639
Research and development costs	10,257	11,772
Restructuring charges	—	1,435
Depreciation and amortization	5,873	4,372
	111,152	120,884
Operating loss	(4,802)	(1,243)

Other income (expense):
Interest income	903	811
Interest expense	(5,932)	(3,962)
Other, net	(271)	320

Loss from continuing operations before income taxes and minority interest	(10,102)	(4,074)
Income tax benefit	4,133	1,679
Minority interest	(2,410)	(499)
Loss from continuing operations	(8,379)	(2,894)
Loss from discontinued operations, net of income taxes	—	(4,391)

Net loss	$(8,379)	$(7,285)

Basic and diluted loss per share:
Continuing operations	$(0.16)	$(0.06)
Discontinued operations	—	(0.08)
Total	$(0.16)	$(0.14)

Weighted average shares outstanding:
Basic and diluted	52,138	50,966

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2005	2004
		(As restated, see Note 2)
	(in 000s)
Cash flows from operating activities:
Net loss	$(8,379)	$(7,285)
Loss from discontinued operations	—	4,391
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,556	10,786
Share-based compensation	2,742	—
Deferred income tax expense (benefit)	(4,088)	2,173
Provision for (recovery of) doubtful accounts	(1,027)	2,717
Operating activities of discontinued operations	—	375
Inventory and other assets write-downs	3,858	3,511
Other	6,111	(649)
Changes in operating assets and liabilities:
Purchase of appeal bond	—	(7,361)
Accounts and notes receivable	(12)	1,729
Inventories	(3,512)	(22,375)
Other current assets	(17)	(4,067)
Accounts payable	(9,046)	9,139
Accrued liabilities, deferred revenue and jackpot liabilities	8,430	(7,055)
Net cash provided by (used in) operating activities	7,616	(13,971)

Cash flows from investing activities:
Additions to property, plant, and equipment	(1,971)	(3,200)
Additions to leased gaming equipment	(9,035)	(8,112)
Restricted cash and investments	(534)	1,179
Additions to other long-term assets	(1,705)	(1,834)
Investing activities of discontinued operations	—	22
Net cash used in investing activities	(13,245)	(11,945)

Cash flows from financing activities:
Payoff of debt due to sale of net assets of discontinued operations	(1,054)	(1,511)
Reduction of long-term debt	—	(101,618)
Purchase of treasury shares	—	(164)
Proceeds from exercise of stock options, including tax benefit	173	873
Net cash used in financing activities	(881)	(102,420)

Effect of exchange rate changes on cash	6	47

Cash and cash equivalents:
Decrease for period	(6,504)	(128,289)
Balance, beginning of period	33,170	154,258
Balance, end of period	$26,666	$25,969

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC.

FORM 10-Q

Notes to Unaudited Condensed Consolidated Financial Statements

1.                                      BASIS OF PRESENTATION

Principles of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of Bally Technologies, Inc. (formerly known as Alliance Gaming Corporation), a Nevada corporation, and its subsidiaries (“Bally” or the “Company”) for the respective periods presented.  The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2005, as amended and restated and filed with the SEC on October 31, 2006 (“2005 10-K”).

Bally is a diversified, worldwide gaming company that designs, manufactures and distributes gaming machines and computerized monitoring systems for gaming machines and owns and operates one casino.

The Company is the general partner of Rainbow Casino Vicksburg Partnership (“RCVP”), which operates the Rainbow Casino in Vicksburg, Mississippi.  Pursuant to transactions consummated in March 1995, the Rainbow Corporation, which was the former general partner of RCVP, became a limited partner entitled to receive 10% of the net available cash flows of RCVP after debt service and other items, as defined in the limited partnership agreement, which amount increases to 20% of such amount for the proportional revenues that exceed $35.0 million each year through December 31, 2010.  The Company holds the remaining economic interest in the partnership.  The Company announced in October 2006 that it is evaluating alternatives with respect to the possible sale of the Rainbow Casino.  As of the date of this filing, a formal plan for the sale of had not been approved by the Company’s Board of Directors.

The Company consolidates RCVP and records an adjustment to reflect the portion of the earnings of RCVP attributable to the minority shareholders.

The Company also consolidates certain Atlantic City progressive trusts in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 46R, Consolidation of Variable Interest Entities, which addresses consolidation by a business enterprise of variable interest entities (“VIE’s”) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (2) hold a significant variable interest in, or have significant involvement with, an existing VIE.   For the three months ended September 30, 2005, the Company consolidated $2.6 million in revenues and $0.9 million in related expenses, as well as $6.6 million in total assets and liabilities, primarily consisting of restricted cash accounts and restricted investments (included in other assets in the condensed consolidated balance sheets) and related jackpot liabilities. The Atlantic City progressive trusts were not consolidated for the three months ended September 30, 2004.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation, the most significant of which was depreciation on leased gaming equipment which has been reclassified from depreciation expense to cost of gaming equipment and systems, totaling $6.4 million for the three month period ended September 30, 2004.

Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market.  Cost elements included in work-in-process and finished goods include raw materials, freight, direct labor and manufacturing overhead.

The Company recorded inventory write-downs totaling approximately $3.9 million and $3.5 million, respectively, during the three months ended September 30, 2005 and 2004.  These charges are classified in cost of gaming equipment and systems in the consolidated statements of operations.

Property, plant and equipment and leased gaming equipment

The Company historically depreciated leased gaming equipment down to its salvage value over estimated useful lives ranging from two to four years.

Based on historical data indicating a shortening of the average length of time certain leased gaming equipment was deployed, the Company re-evaluated the useful lives during the quarter ended December 31, 2005, and reduced the depreciable life and salvage values to zero for certain of its products to two years and recorded the change in estimate prospectively.  This change in estimate resulted in a $6.8 million charge to depreciation expense in the three months ended December 31, 2005.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and accordingly, the Company expects to adopt SFAS No. 157 beginning in fiscal year 2009. The Company is currently in the process of evaluating the impact SFAS No. 157 will have on its consolidated results of operations, financial position and cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006, and accordingly, the Company expects to adopt SAB No. 108 beginning in fiscal year 2007. The Company does not expect SAB No. 108 will have an impact on its consolidated results of operations, financial position or cash flows.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and accordingly, the Company expects to adopt FIN 48 beginning in its fiscal year 2008. The Company is currently in the process of evaluating the impact FIN 48 will have on its consolidated results of operations, financial position and cash flows.

In June 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 143-1, Accounting for Electronic Equipment Waste Obligations, to address accounting for obligations associated with the European Union’s Directive 2002/96/EC on Waste Electrical and Electronic Equipment. The Directive, enacted in 2003, requires EU-member countries to adopt legislation to regulate the collection, treatment, recovery, and environmentally sound disposal of electrical and electronic waste equipment. The Directive distinguishes between products put on the market after August 13, 2005 as new waste and before that date as historical waste. FSP No. FAS 143-1 only addresses accounting for historical waste and is required to be applied the later of the first reporting period ending after June 8, 2005 or the date of adoption of the law by the applicable European Union member country.   Adoption of FSP No. FAS 143-1 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, amending APB Opinion No. 29, Accounting for Nonmonetary Transactions.  APB Opinion No. 29 treated nonmonetary exchanges of similar productive assets as an exception from fair value measurement.  SFAS No. 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. Nonmonetary exchanges have commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. SFAS No. 153 was effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. Adoption of SFAS No. 153 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, revising Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 was effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Adoption of SFAS No. 151 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

2.                                      RESTATEMENT

Subsequent to the issuance of the unaudited condensed consolidated financial statements for the three month period ended September 30, 2004, the Company identified accounting errors that required adjustments to such previously issued financial statements.

These errors related primarily to revenue recognition, accounting for inventory costs and other miscellaneous items as discussed below.

Revenue Recognition

The Company identified instances where the timing or amount of revenue recognized was not in accordance with The American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2 Software Revenue Recognition.  The Company determined that certain requirements of SOP No. 97-2 were not met in a number of instances and therefore, revenue with respect to certain transactions was recognized prematurely.  In accounting for these transactions, the Company has determined that it (1) should have deferred the revenue and related cost of sales, (2) should have reflected certain goods shipped as consigned inventory until later periods and (3) should not have recognized certain accounts receivable until later periods.

The specific circumstances which resulted in adjustments are as follows:

Persuasive evidence of an arrangement exists

The Company identified a number of transactions for which certain conditions under the terms of the original agreement were not met or for which an agreement could not be found, calling into question whether the original agreement or lack thereof, provided adequate evidence of an arrangement that was sufficiently definitive to support revenue recognition.  The Company concluded there was not persuasive evidence of an arrangement at the time and, consequently, revenue should have been deferred until the cash was received.

Delivery has occurred

The Company identified instances in which revenue was recognized for sales at the time the product was shipped to customers when the shipping terms stated or implied that the risk of loss and/or title did not transfer until the goods were delivered to the customer’s location.  Furthermore, certain transactions were identified that had been accounted for on a bill and hold basis that did not satisfy all of the applicable bill and hold criteria under SAB No. 104, Revenue Recognition in Financial Statements, resulting in revenue recognition prior to the physical delivery of goods to the customer. In both of these circumstances, recognition of revenue should have been deferred until the time the products reached the customer’s location, and therefore, the revenue that had been previously recorded in connection with these transactions was adjusted to be recorded in subsequent accounting periods when the delivery criteria was met.

The Company also identified instances in the System division where certain standard sales agreements contained contractual terms creating a non-perpetual software license rather than a perpetual license. The Company determined that in such circumstances, revenue for non-perpetual software licenses should not have been recognized in full as of the acceptance date, but rather should have been deferred and recognized ratably over the twelve-month period from the date of acceptance. Consequently, the revenue that had previously been recorded in connection with these transactions was adjusted to be recorded in the appropriate periods.

The vendor’s fee is fixed or determinable and collectibility is probable

The use of extended payment terms in a software licensing arrangement may indicate that the fee is not fixed or determinable and collectibility is not probable.  The Company identified instances where revenue was recorded upon delivery of both systems and gaming products to customers under contracts that contained payment terms in excess of 24 months.  At the time the sales were recorded, the Company did not have sufficient historical evidence of collections made under extended contracts with terms beyond 24 months, as required under SOP No. 97-2.  Therefore, the Company should not have concluded that collectibility was probable and it should have deferred revenue on all contracts with extended payment terms in excess of 24 months, and recorded revenue upon receipt of payment from the customer.  Therefore, the revenue that had previously been recorded in connection with these transactions was adjusted to be recorded in the subsequent periods when payment was received.

In addition, the Company identified instances in which revenue was recognized at the time product was shipped to customers who were either thinly capitalized or were new customers to the Company for which creditworthiness had not been sufficiently established.  Pursuant to SOP No. 97-2, collectibility must be determined to be “probable” at the time of delivery in order for revenue to be recognized, and therefore, in such circumstances recognition of revenue should have been deferred until payment from the customer was received.  Therefore, revenue that had previously been recorded for these transactions was adjusted to be recorded in subsequent periods when payment was received.

Inventory

In certain circumstances, standard versus actual raw material costs were recorded in cost of sales rather than as adjustments to inventory and fixed assets.  As a result, adjustments have been made to adjust the standard costs to actual costs, resulting in corrections to the carrying value of certain finished goods and fixed assets and related cost of sales and depreciation expense.

Other Miscellaneous Adjustments

The Company determined that it should have presented the cash flows from discontinued operations within the respective categories of operating, investing and financing activities in its statements of cash flows, rather than as a single line item. The statement of cash flows was also adjusted to reflect a change in the classification of the jackpot reserve cash accounts to restricted cash.

The Company also determined that certain balance sheet account reconciliations were not performed timely and therefore necessary adjustments were not identified or recorded timely.  The Company has completed the account reconciliations and made the corresponding corrections to the unaudited condensed consolidated financial statements.

The Company determined that is should have recorded the value of restricted stock units based on the closing price of its common stock on the date of grant and not the average closing price for the 20 business days prior to the date of grant.  An adjustment was recorded to reflect the fair market value during the fiscal year ended June 30, 2005, based on the closing price of the Company’s common stock on the respective dates of grant of the restricted stock units and an adjustment was recorded during the three months ended September 30, 2004 for the related stock compensation expense.

Additionally, the Company determined that interest earned on trade accounts receivable should have been recorded as interest income rather than revenue and recorded an adjustment to change the classification of these amounts to interest income.

As a result, the unaudited condensed consolidated financial statements for the three month period ended September 30, 2004 have been restated from amounts previously reported. The following is a reconciliation of the loss from continuing operations as previously reported to the restated amounts by the categories discussed above, net of tax:

Three Months Ended September 30, 2004
(in 000s)
Loss from continuing operations, as previously reported	$(6,405)
Revenue recognition adjustments, net	3,049
Inventory adjustments, net	306
Other miscellaneous adjustments, net	156
Loss from continuing operations, as restated	$(2,894)

The following is a summary of the significant effects of the restatement:

	Three Months Ended September 30, 2004
	As previously reported	As restated
	(in 000s)
Statement of Operations
Revenue:
Gaming equipment and systems	$104,077	$106,805
Casino operations	12,836	12,836
Total revenue	116,913	119,641
Cost of gaming equipment and systems	50,836	54,864
Selling, general and administrative expense	43,655	43,639
Depreciation and amortization(1)	10,841	4,372

Operating loss	(6,428)	(1,243)
Interest income	480	811
Loss from continuing operations before income taxes and minority interest	(9,757)	(4,074)
Income tax benefit	3,851	1,679
Loss from continuing operations	(6,405)	(2,894)
Net loss	(10,796)	(7,285)

Basic and diluted loss per share:
Continuing operations	$(0.13)	$(0.06)
Discontinued operations	(0.08)	(0.08)
Total	$(0.21)	$(0.14)

(1)          Depreciation on leased gaming equipment has been reclassified to cost of gaming equipment and systems (see Note 1).

	Three Months Ended September 30, 2004
	As previously reported	As restated
	(in 000s)
Statement of Cash Flows
Cash flows used in operating activities	$(15,541)	$(13,971)
Cash flows used in investing activities	(11,980)	(11,945)
Cash flows used in financing activities	(102,420)	(102,420)
Cash flows provided by discontinued operations	397	—

3.                                      DISCONTINUED OPERATIONS

The Company completed the sale of United Coin Machine Co. (“United Coin”) in June 2004 and Video Service Inc. (“VSI”) in October 2004.

The results of these discontinued operations are presented net of applicable income taxes within loss from discontinued operations in the accompanying condensed consolidated statements of operations.

During the three month period ended September 30, 2004, a Federal District Court jury reached a verdict in a patent infringement case filed by Action Gaming, Inc. (“AGI”) and International Game Technology (“IGT”).  The jury awarded AGI and IGT an aggregate of approximately $7.4 million in damages related to a single, optional feature offered in certain multi-hand poker games provided solely by United Coin.   See Note 13, Commitments and Contingencies, for a description of the related litigation.

Operating results for the discontinued operations include VSI and United Coin.  Summary operating results are as follows:

Three Months Ended September 30, 2004
(in 000s)
Net revenues	$3,955
Operating income	487
Loss on litigation settlement, Nevada Route	(7,356)
Income tax benefit	2,478
Loss from discontinued operations	$(4,391)

4.                                      EARNINGS PER SHARE

The computation of basic and diluted loss per share from continuing operations and discontinued operations and loss applicable to common shares are as follows:

	Three Months Ended September 30,
	2005	2004
	(in 000s, except per share amounts)
Loss from continuing operations	$(8,379)	$(2,894)
Loss from discontinued operations	—	(4,391)
Net loss	$(8,379)	$(7,285)

Weighted average common shares outstanding	52,138	50,966

Loss per basic and diluted share:
Continuing operations	$(0.16)	$(0.06)
Discontinued operations	—	(0.08)
Total	$(0.16)	$(0.14)

Certain securities were excluded from the diluted loss per share calculation because their inclusion would be anti-dilutive due to the reported net loss.  Such securities consist of the following:

	Three Months Ended September 30,
	2005	2004
	(in 000s)
Stock options	9,170	5,680
Warrants	100	100
Restricted stock units	554	377
Total	9,824	6,157

As of September 30, 2005 the Company also had certain related party debt outstanding which is convertible into common stock at the Company’s discretion, the potential dilution from which has not been included in the diluted loss per share computation due to the reported net loss.  Assuming the conversion occurred on September 30, 2005, 1.3 million shares would have been outstanding as a result of the conversion.

5.                                      SHARE-BASED COMPENSATION

In December 2001, the Company’s shareholders approved the 2001 Long-Term Incentive Plan, which has been amended several times (the “2001 Plan”). The 2001 Plan provides for the issuance of up to 10,550,000 shares (as amended in fiscal year 2005) of common stock to Company employees, directors and designated paid consultants and up to 900,000 shares of restricted stock or restricted stock units (“RSUs”). Generally, options are granted at the fair value of the Company’s common stock at the date of grant and are exercisable over five to ten years.

On June 13, 2005, the Board of Directors of the Company approved the accelerated vesting of unvested stock options held by the Company’s employees, officers and directors with an exercise price of $15.00 or higher.  This accelerated vesting affected options for approximately 2.4 million shares of the Company’s common stock.  In order to prevent unintended personal benefits to individuals resulting from the accelerated vesting of options, the Company imposed sales restrictions on shares acquired upon exercise of these options that parallel the vesting requirements of the original options.

The decision to accelerate vesting of these underwater stock options was made primarily to avoid recognizing compensation expense under SFAS No. 123R.  Because the exercise price of the options subject to the accelerated vesting was above the market price of the stock on the date of acceleration, the Company determined that these options did not offer a sufficient incentive to employees when compared to the potential future compensation expense that the Company would incur under SFAS No. 123R with respect to these options.

Effective July 1, 2005, the Company adopted the provisions of SFAS No. 123R which established accounting for equity instruments exchanged for employee services. SFAS No. 123R, Share Based Payment, requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  In March 2005, the SEC issued SAB No. 107, Share-Based Payment, which provided interpretive guidance on SFAS No. 123R valuation methods, assumptions used in valuation models, and the interaction of SFAS No. 123R with existing SEC guidance. SAB No. 107 also requires the classification of share-based compensation expense in the same financial statement line as cash compensation, and therefore, impacted the Company’s cost of gaming equipment and systems, casino operations (and related gross profits and margins), research and development costs, and selling, general and administrative expenses.  The Company implemented SFAS No. 123R on July 1, 2005 using the modified-prospective method.

Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to July 1, 2005, the Company accounted for share-based compensation to employees in accordance with APB Opinion No. 25 and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. The Company elected to adopt SFAS No. 123R using the modified prospective transition method, and accordingly, financial statement amounts for the prior periods presented have not been restated to reflect the fair value method of expensing share-based compensation.

The following table presents share-based compensation expense included in the Company’s condensed consolidated statement of operations:

Three Months Ended September 30, 2005
(in 000s)
Selling, general and administrative	$2,490
Research and development	231
Cost of gaming and equipment	21
Share-based compensation expense before tax	2,742
Income tax benefit	959
Net share-based compensation expense	$1,783

Included in share-based compensation expense in the condensed consolidated statements of cash flows for the three month period ended September 30, 2005, is $0.7 million of restricted stock unit amortization.

As of September 30, 2005 there was $22.6 million of total unrecognized compensation expense related to the nonvested stock options summarized above which will be recognized over the next 4.75 years.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s common stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option granted during the corresponding period was estimated on the grant date using the

Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,
	2005	2004
Weighted Average:
Expected option term (in years) (1)	6.38	6.25
Expected volatility factor	62.03%	62.00%
Risk-free interest rate	3.72%	3.50%
Expected annual dividend yield	—%	—%

(1)          The option term was determined using the short-cut method for estimating expected option life.

Current period stock option activity as of and for the three months ended September 30, 2005 is summarized below:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)	(per share)	(years)	(in 000s)
Balance outstanding as of June 30, 2005	8,196	$14.72		$18,224
Granted	1,168	13.54
Exercised	(14)	12.20
Forfeited or expired	(180)	21.57
Balance outstanding as of September 30, 2005	9,170	$14.44	6.72	$7,865

Exercisable as of September 30, 2005	5,085	$16.27	5.42	$7,661

Current period restricted stock and RSU activity as of and for the three months ended September 30, 2005 is summarized below:

		Weighted Average
	Shares	Grant Date Fair Value
	(in 000s)	(per share)
Balance outstanding as of June 30, 2005	554	$15.87
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Balance outstanding as of September 30, 2005	554	$15.87

Exercisable as of September 30, 2005	136	$16.73

The following is additional information about stock options exercised, granted and vested during the period:

	Three Months Ended September 30,
	2005	2004
	(in 000s, except per share amounts)
Weighted average fair value per share:
Options granted	$8.35	$8.61
Options vested	$8.21	$8.88

Exercises under all share-based payment arrangements:
Total intrinsic value	$36.0	$860.6
Cash received	$176.2	$635.5
Tax benefit realized	$30.9	$674.5

Prior to July 1, 2005, the Company accounted for share-based compensation to employees in accordance with APB Opinion No. 25, and accordingly, did not recognize compensation expense for employee share-based awards for the three months ended September 30, 2004, as the exercise price of the Company’s employee stock awards equaled the market price of the underlying stock on the date of grant.

The Company had previously adopted the provisions of SFAS No. 123, as amended by SFAS No. 148 through disclosure only. The following table illustrates the effects on net loss and loss per share for the three months ended September 30, 2004, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based employee awards:

Three Months Ended September 30, 2004
(in 000s, except per share amounts)
Reported net loss	$(7,285)
Pro forma share-based compensation, net of tax	(1,687)
Pro forma net loss	$(8,972)
Basic and diluted loss per share:
As reported	$(0.14)
Pro forma	$(0.18)

 6.                                   GOODWILL AND INTANGIBLE ASSETS

Finite lived intangible assets

Substantially all of the Company’s recorded intangible assets are subject to amortization.  Finite lived intangible assets are comprised of the following:

	September 30, 2005	June 30, 2005
	(in 000s)
Amortizable intangible assets:
Patents and gaming related products	$32,040	$31,083
Less: accumulated amortization	(6,203)	(5,202)
	25,837	25,881

Licenses and other	31,202	30,440
Less: accumulated amortization	(13,464)	(12,154)
	17,738	18,286

Total	$43,575	$44,167

Indefinite lived intangible assets

The carrying amount of indefinite lived intangibles as of June 30, 2005 and September 30, 2005 was $5,284,000.

Goodwill

Changes in the carrying amount of goodwill for the three months ended September 30, 2005, are as follows:

(in 000s)
Balance at June 30, 2005	$161,444
Tax refund related to an acquisition	(346)
Foreign currency translation adjustment	(43)
Balance at September 30, 2005	$161,055

In March 2004, the Company acquired Sierra Design Group (“SDG”).  During the three month period ended September 30, 2005, the Company received a federal tax refund related to SDG’s pre-acquisition operations, which had not previously been recorded as an income tax receivable, and therefore, the cash received was recorded as an adjustment to goodwill.

Amortization of Intangibles

Aggregate amortization expense totaled $2.6 million and $2.0 million for the three month periods ended September 30, 2005 and 2004, respectively.  Future amortization of intangible assets is scheduled as follows:

(in 000s)
2006	$6,978
2007	7,961
2008	5,727
2009	5,076
2010	4,749
Thereafter	13,084
Total	$43,575

7.                                      LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2005	June 30, 2005
	(in 000s)
Term loan facility	$314,007	$314,882
Related party debt (see Note 8)	19,206	19,206
Other, generally unsecured	857	1,029
Long-term debt	334,070	335,117
Less current maturities	10,363	10,163
Long-term debt, less current maturities	$323,707	$324,954

The Company’s debt structure at September 30, 2005 consists primarily of a term loan facility, a $75.0 million revolving credit facility, which is limited by a current leverage ratio and debt owed to related parties. The term loan requires principal reductions of approximately 1% per annum paid quarterly, with a balloon payment due in September 2009.  The revolving credit facility commitment reduces annually until it comes due in September 2008.  Based on the current leverage ratio at September 30, 2005, the Company had approximately $15.6 million of availability under the revolving credit facility; however, there were no borrowings outstanding under the revolving credit facility.  As of September 30, 2005, the interest rate in effect on the term loan was 6.77%, which was determined based on the interest rate formula of LIBOR plus 3.25%. On January 3, 2006 and July 3, 2006, the

Company initiated its next LIBOR-based term loan interest rate periods (for a term of six months) based on the interest rate formula of LIBOR plus 3.50% and 3.75%, respectively, which was 8.18% and 9.33%, respectively.

The term loan and the revolving credit facility are collateralized by substantially all of the Company’s domestic property and are guaranteed by each of the Company’s domestic subsidiaries, other than the entity that holds the Company’s interest in its Mississippi operations, and are secured by a pledge agreement. The loan agreement governing the term loan and the revolving credit facility (the “Loan Agreement”) contains a number of maintenance and other significant covenants that, among other things, restrict the ability of the Company and the ability of certain of its subsidiaries to dispose of assets, incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of the Company’s subsidiaries, engage in mergers or acquisitions or certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities.  The Company was in compliance with these covenants as of September 30, 2005.

As of September 30, 2005, the Company was also in compliance with its financial covenants consisting of a leverage ratio, a fixed charges coverage ratio and a minimum of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (as EBITDA is defined in the Loan Agreement). The leverage ratio is computed as total average debt outstanding during the quarter divided by the trailing 12 months EBITDA, excluding certain cash and non-cash charges. The Company’s leverage ratio as of September 30, 2005 was 4.3 times versus a maximum allowable of 4.5 times. The maximum allowable leverage ratio declines to 4.25 as of March 31, 2006, 4.00 as of September 30, 2006, 3.75 as of December 31, 2006 and 3.50 as of September 30, 2007, through the remaining term of the Loan Agreement.

In October 2006, the Company executed an amendment to its bank facility, which, among other things, (i) extended the due date for the  delivery of the Company’s audited financial statements for the fiscal year ended June 30, 2006 to December 31, 2006, (ii) provided that the Company shall deliver its quarterly reports on Form 10-Q for the Fiscal Quarters ended September 30, 2005, December 31, 2005 and March 31, 2006 no later than December 31, 2006, (iii) modified the definition of EBITDA to exclude up to $10 million of certain cash charges and (iv) clarified that the definition of EBITDA includes interest income on trade receivables.  The Company paid an administrative fee of $964,000, which will be expensed in the quarter ended December 31, 2006, in exchange for the concessions granted under the amendment.

In December 2006, the Company executed an additional amendment to its bank facility, which extended the due date for the delivery of the Company’s quarterly report on Form 10-Q for the Fiscal Quarter ended March 31, 2006 and its audited financial statements for the fiscal year ended June 30, 2006 to March 15, 2007. The Company paid an administrative fee of $1.2 million, which will be expensed in the quarter ended December 31, 2006, in exchange for the concessions granted under the amendment.

The Company’s related party debt, which totaled approximately $19.2 million as of September 30, 2005, consists primarily of the debt owed to the former principals of SDG, Micro Clever Consulting (“MCC”) and MindPlay LLC (“MindPlay”).  See Note 8, Related Party Transactions, below regarding related party debt.

8.                                      RELATED PARTY TRANSACTIONS

In the past two years, the Company completed the acquisition of all of the assets of MCC and SDG and substantially all of the assets and liabilities of MindPlay.  In each acquisition, a portion of the consideration included subordinated debt issued to the former principals of each business.  Certain of the former principals are now employees of the Company, and therefore, such debt is considered to be owed to related parties.  The interest rates on the outstanding debt range from a variable rate of LIBOR plus 2% to a fixed rate of 6%.  See the tables below for outstanding debt and interest rates as of September 30, 2005 and June 30, 2005.

	As of September 30, 2005		As of June 30, 2005
	Interest rate	Outstanding debt	Interest rate	Outstanding debt
	(in 000s)
SDG	4.42%	$14,000	4.42%	$14,000
MindPlay	6.00%	4,000	6.00%	4,000
MCC	6.44%	1,206	6.00%	1,206
Related party debt		19,206		19,206
Less current maturities		6,006		6,006
Related party debt, less current maturities		$13,200		$13,200

In June 2005, the Company issued approximately 1.0 million shares of its common stock in connection with the conversion of $14.0 million of the subordinated debt and accrued interest thereon owed to the former principals of SDG.  The remaining note payable to the former principals of SDG of $14.0 million is payable in annual installments through 2009.  At the Company’s discretion, the principal and accrued interest thereon can be paid in cash, or can be converted into shares of the Company’s common stock using the average stock price for the 20 business days prior to the delivery of such shares.

In February 2004, the Company acquired substantially all of the assets and liabilities of MindPlay.  The initial purchase price included, among other things, the issuance of a $4.0 million note payable.  As provided for in the acquisition agreement, the Company offset the entire amount due under the promissory note in connection with an indemnification claim against the former shareholders of MindPlay related to the Company’s patent lawsuit with Shuffle Master, Inc. (“Shuffle Master”) and IGT, which are described below in Note 13, Commitments and Contingencies.  Pursuant to the acquisition agreement, the Company is entitled to indemnification with respect to 50% of all of the Company’s damages (including reasonable attorneys’ fees) incurred in connection with the lawsuit, and is entitled to offset such amount against any amounts due under the $4.0 million note payable. In March 2006, the Company paid the selling shareholders of MindPlay $1.0 million under the promissory note and the parties agreed to cancel the note.  The parties agreed to settle the remaining $3.0 million obligation pending the outcome of the patent lawsuit.

	Total interest expense for the Three Months Ended September 30,
	2005	2004
	(in 000s)
SDG	$159	$—
MindPlay	72	75
MCC	13	26

Accrued interest totaled $0.6 million and $0.3 million as of September 30, 2005 and June 30, 2005, respectively.

Pursuant to an advisory agreement dated July 1, 2004 with Kirkland Investment Corporation, which is 100% owned by Joel Kirschbaum, a director of the Company, and therefore, treated as a related-party, the Company agreed to pay Kirkland $600,000 annually for a period of 3.5 years for advisory and related services.  In August 2006, the Company made its last payment under the advisory agreement as a result of Mr. Kirschbaum’s death.

The Company also leases a warehouse and office facility from an entity owned by Mr. Robert Luciano, a former principal of SDG and the Company’s Chief Technology Officer.  Rental payments totaled $103,000 and $103,000, respectively, for each of the three month periods ended September 30, 2005 and 2004.

9.                                      SEGMENTS AND GEOGRAPHICAL INFORMATION

The Company currently operates in two business segments (exclusive of the business segments included in discontinued operations): (i) Bally Gaming Equipment and Systems which designs, manufactures, distributes and operates gaming machines and computerized monitoring systems for gaming machines, and (ii) Casino Operations which currently owns and operates a casino in Vicksburg, Mississippi. The accounting policies of these segments are consistent with the Company’s policies for the unaudited condensed consolidated financial statements.

The table below presents information as to the Company’s revenues and operating loss by segment:

	Three Months Ended September 30,
	2005	2004
	(in 000s)
Revenues:
Gaming Equipment and Systems	$94,795	$106,805
Casino Operations	11,555	12,836
Total revenues	$106,350	$119,641

Inter-segment revenues:
Gaming Equipment and Systems	$89	$172
Casino Operations	—	—
Total inter-segment revenues	$89	$172

Operating income (loss):
Gaming Equipment and Systems	$(1,428)	$711
Casino Operations	3,321	3,796
Corporate/other	(6,695)	(5,750)
Total operating income (loss)	$(4,802)	$(1,243)

The Company’s operations are based primarily in the United States with sales and distribution offices in Europe and South America.

The table below presents information as to the Company’s revenues and operating loss by geographic region:

	Three Months Ended September 30,
	2005	2004
	(in 000s)
Revenues:
United States	$101,105	$114,257
Europe	3,455	2,710
Other foreign	1,790	2,674
Total revenues	$106,350	$119,641

Operating income (loss):
United States	$(4,355)	$(401)
Europe	(552)	(1,338)
Other foreign	105	496
Total operating income (loss)	$(4,802)	$(1,243)

10.                               RESTRUCTURING CHARGE

During the three month period ended September 30, 2004, the Company undertook a review of its operations and reduced its workforce.  The reduction resulted in a restructuring charge and accrual totaling $1.4 million, of which $0.9 million was recorded at the Gaming Equipment and Systems segment and $0.5 million was recorded at the corporate level.  The balance of the accrued liability for unpaid severance costs is as follows:

(in 000s)
Beginning balance at June 30, 2005	$1,290
Amounts paid	(352)
Ending balance at September 30, 2005	$938

11.          COMPREHENSIVE LOSS

The following is a reconciliation of the Company’s reported comprehensive loss:

	Three Months Ended September 30,
	2005	2004
	(in 000s)
Net loss	$(8,379)	$(7,285)
Currency translation adjustments	(43)	168
Comprehensive loss	$(8,422)	$(7,117)

12.          SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information is related to the condensed consolidated statements of cash flows:

	Three Months Ended September 30,
	2005	2004
	(in 000s)
Cash paid for interest	$5,631	$4,317
Cash paid for income taxes	1,927	3,057
Non-cash investing and financing transactions:
Transfer property, plant and equipment to inventory	$1,761	$1,193
Foreign currency translation	(37)	215

13.                               COMMITMENTS AND CONTINGENCIES

On September 25, 1995, Bally Gaming Inc., a wholly-owned subsidiary of the Company (“BGI”), was named as a defendant in a class action lawsuit filed in the United States District Court for the District of Nevada. The plaintiffs filed suit against BGI and approximately 45 other defendants, each of which is involved in the gaming business as a gaming machine manufacturer, distributor or casino operator. The lawsuit arises out of alleged fraudulent marketing and operation of casino video poker machines and electronic slot machines. The plaintiffs alleged that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce people into playing their gaming machines based on a false belief concerning how those machines actually operate, as well as the extent to which there is actually an opportunity to win on any given play. The plaintiffs allege that the defendants’ actions constitute violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) and give rise to claims of common law fraud and unjust enrichment. The plaintiffs are seeking monetary damages in excess of $1.0 billion. In July 2002, the federal district court denied the plaintiffs’ request for class action certification. In August 2004, the United States Court of Appeals for the Ninth Circuit affirmed the Federal District Court’s denial of class action certification, and the plaintiffs did not appeal. Subsequently, two of the four named plaintiffs elected to continue their cases as individual, non-class actions. However, in September 2005, the court granted the defendants’ motions for summary judgment, resolving all claims in defendants’ favor without a trial. In October 2005, the plaintiffs appealed the District Court’s granting of summary judgment in favor of the defendants to the Ninth Circuit. Thereafter, the plaintiffs/appellants agreed to dismiss their appeal in exchange for the defendants’ agreement not to pursue a claim for costs.  The appeal was dismissed on June 26, 2006.

In June and July 2004, putative class actions were filed against Bally and its officers, Robert Miodunski, Robert Saxton, Mark Lerner and Steven Des Champs, in the United States District Court for the District of Nevada. The nearly identical complaints alleged violations of the Securities Exchange Act of 1934, as amended, stemming from revised earnings guidance, declines in the stock price and sales of stock by insiders. The complaints sought damages in unspecified amounts. The Federal District Court granted the plaintiffs’ unopposed motions to consolidate the cases and to appoint a lead counsel and a lead plaintiff, and the plaintiffs filed a consolidated complaint, all as is customary in such cases. Bally and the other defendants have moved to dismiss the complaint. Thereafter, activity in the case was suspended and the parties participated in a mediation process. The parties have reached an agreement in principle and are negotiating settlement documents, which will require court approval.

In addition, in July 2004, two derivative lawsuits were filed in Nevada state court against the members of the board of directors and the officers listed above. The Company was named as a nominal defendant in the derivative lawsuits as the claims were purportedly asserted for the benefit of Bally. These lawsuits asserted claims for breach of fiduciary duty and waste of corporate assets arising out of the same events as those giving rise to the class actions described above, and sought injunctive relief and damages in unspecified amounts. These two cases were consolidated, and Bally and the other defendants moved to dismiss the case. In February 2005, the state district court granted the defendants’ motion and dismissed the case. The plaintiffs appealed the dismissal to the Nevada Supreme Court, which referred the matter to its settlement conference program. The parties met with a court-appointed settlement judge on December 15, 2005, and agreed to settle the case for $8,000, and on February 2, 2006, the Nevada Supreme Court entered its order formally dismissing the appeal, thereby terminating the case. Although management believes the plaintiffs’ lawsuit and appeal were without merit, it determined that the settlement was in the best interests of the Company.

On March 27, 2006, shortly after the aforementioned derivative suit was dismissed in the Nevada state court, another derivative lawsuit was filed in the United States District Court for the District of Nevada against individual defendants Robert Miodunski, Robert Saxton, Steven Des Champs, Mark Lerner, David Robbins, Anthony DiCesare, Joel Kirschbaum, Kevin Verner, Richard Haddrill, Stephen Race, Jacques André and nominal defendant Bally Technologies, Inc., in the United States District Court for the District of Nevada.  Based on allegations that are similar to those alleged in the federal securities class action complaints and the previous derivative actions that were dismissed by the District Court, the derivative complaint alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violation of the Sarbanes-Oxley Act of 2002.  The parties have reached an agreement in principle and are negotiating settlement documents.

During the three months ended September 30, 2005, the Company accrued $1.3 million related to the anticipated settlement of the class action litigation and the March 27, 2006 derivative suit.  The Company also accrued approximately $0.2 million for legal fees related to the litigation in the three months ended September 30, 2005, which totaled $1.9 million for the fiscal year ended June 30, 2006.

In August 2004, Shuffle Master, Inc. sued the Company in the United States District Court for the District of Nevada, alleging infringement of various patents in connection with the Company’s MindPlay product line and seeking injunctive relief and damages in an unspecified amount. In June 2005, it was announced that IGT had acquired an interest in the patents at issue in the case, and thereafter IGT joined the case as a plaintiff. In December 2005, the Court issued a ruling construing the claim terms of all the patents in the suit. Management believes the plaintiffs’ lawsuit to be without merit, and the Company is vigorously defending against the lawsuit.

In September 2004, a United States District Court jury in the District of Nevada entered a $7.4 million verdict against the Company in a suit filed by AGI and IGT. The suit alleged that the multi-hand video poker game deployed by the Company’s former subsidiary, United Coin, infringed the plaintiffs’ patents. The Federal District Court ruled on summary judgment that the game does not infringe the patents. However, the court left to the jury the question whether the use of “autohold,” a specific, optional feature of the game, caused it to infringe under the “doctrine of equivalents,” a doctrine of patent law. After a two-week trial, the jury determined that the game with the autohold option enabled did infringe under the doctrine of equivalents and awarded damages accordingly. The feature has been disabled on all affected games in the field, and the decision permits continued deployment of the game as long as the autohold feature is not included. The Company appealed the decision to the United States Court of Appeals for the Ninth Circuit and has posted a cash bond totaling $7.6 million to stay payment of the judgment and accrued interest pending the appeal. The cash bond is included in other non-current assets and the accrued liability is included in accrued liabilities in the accompanying balance sheets. This amount has been accrued and the expense for this charge is included in discontinued operations in the accompanying statement of operations for 2004.  On July 11, 2006, the federal circuit court of appeals affirmed the district court judgment, denying the appeals for both parties, and thereafter the judgment was satisfied out of the posted bond.

On December 7, 2004, IGT filed a patent infringement lawsuit against Bally in the United States District Court for the District of Nevada. The complaint asserts that Bally’s wheel-based games, such as Monte Carlo, Lucky Wheel and Cash For Life, its games with a reel in the top box, such as Bonus Frenzy, and its iView products infringe on patents held by IGT, and seeks injunctive relief and damages in unspecified amounts. Bally believes IGT’s claims are without merit and is vigorously defending itself against the lawsuit. As part of its defense, Bally has asserted counterclaims against IGT, including claims that IGT’s patents are invalid, unenforceable and not infringed, as well as several claims that IGT has engaged in anti-competitive conduct in violation of state and federal antitrust laws. By its counterclaims, Bally is seeking damages and other relief from IGT. IGT’s motion to dismiss Bally’s antitrust claims was denied on January 10, 2006. The litigation is in the discovery phase and no trial date has been set.

In February 2005, the SEC initiated an informal inquiry and requested documents and information regarding matters related to the allegations in the class actions and similar matters. In August 2005, the SEC notified the Company that its investigation had entered a formal phase, and requested additional information from the Company covering the same general areas that were addressed in the informal inquiry. Management is cooperating fully with the SEC in this matter.

In May 2006, IGT filed a patent infringement lawsuit against Bally in the United States District Court for the District of Delaware.  The complaint asserts that Bally’s Power Bonusing products infringe patents held by IGT, and seeks injunctive relief and damages in unspecified amounts.  IGT’s motion for a preliminary injunction is pending.  Bally believes IGT’s claims are without merit, including its request for preliminary relief and is vigorously defending itself against the lawsuit.

In September 2006, Bally filed a patent infringement lawsuit against IGT in the United States District Court for the District of Nevada.  The complaint asserts that certain of IGT’s bonus wheel games infringe patents held by Bally, and seeks injunctive relief and damages.  IGT filed an answer generally denying the claims.  The case is in the discovery phase and no trial date has been set.

The Company is also a party to various lawsuits relating to routine matters incidental to its business.  Except as described above, management does not believe that the outcome of such litigation, individually or in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

14.          SUBSEQUENT EVENTS

During the fiscal quarter ended March 31, 2006, the Company determined certain of its leased gaming equipment was no longer deployable as a result of a shifting market demand towards newer Bally products that incorporate more innovative features.  As a result, the Company committed to a plan to abandon certain of these assets.  The Company expects to record a charge of $1.0 million in the quarter ended March 31, 2006 relating to the abandonment.

In accordance with the Company’s accounting policy, during the fourth quarter of fiscal year 2006, the Company evaluated the carrying value of goodwill and other intangible assets and determined that certain intangible assets were impaired.  As a result, the Company expects to record an impairment charge of approximately $5.5 to $6.5 million in the fourth quarter of fiscal year 2006.

Additionally, during the fiscal quarter ended June 30, 2006, the Company evaluated the carrying value of its prepaid royalties, which are classified as other assets, and determined that certain amounts were not recoverable based on expected sales of the related products.  As a result, the Company expects to record a charge of approximately $2.5 to $3.5 million in the fourth quarter of fiscal year 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with a brief description of the restatement, as well as an overview of our key operating business divisions and significant trends.  This overview is followed by a detailed analysis of our results of operations and our financial condition as of, and for, the three months ended September 30, 2005.

Forward-Looking Statements

Certain matters in this Quarterly Report on Form 10-Q for the three month period ended September 30, 2005 and our other filings with the SEC, including, without limitation, certain matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Quantitative and Qualitative Disclosures about Market Risk, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby.  Those statements reflect the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, future events and financial trends affecting the Company.

Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates” and similar expressions.  In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among other things, the impact of competition and uncertainties concerning such matters as the Company’s ability to service debt, product development, customer financing, sales to non-traditional gaming markets, foreign operations, dependence on key personnel, the ability to integrate future acquisitions, strict regulation by gaming authorities, the outcome of pending litigation matters including the pending securities class actions, gaming taxes, currency fluctuations and market risk and the potential adverse effects to our financial condition, results of operations or prospects as a result of the restatement of our prior period financial statements. Certain of these factors are discussed in the “Risk Factors” contained in the 2005 10-K.  The Company undertakes no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise.

Restatement

The condensed consolidated statements of operations and cash flows for the three month period ended September 30, 2004, have been restated. The restatement related primarily to revenue recognition, accounting for inventory costs and other miscellaneous adjustments that were the result of certain accounting errors, as more fully discussed in Note 2 to the unaudited condensed consolidated financial statements.  The financial information set forth in the following Management’s Discussion and Analysis gives effect to the restatement.

Our Business

We are a worldwide leader in designing, manufacturing, distributing and operating gaming machines and computerized monitoring systems for gaming facilities.  We also own and operate the Rainbow Casino, a dockside casino in Vicksburg, Mississippi.

We derive our revenues from the following four divisions:

Gaming Equipment -  Sale of gaming machines;

Gaming Operations - Operation of wide-area progressive systems and lease of gaming machines;

Systems - Sales of computerized monitoring systems and related recurring hardware and software maintenance revenue; and

Casino Operations - Operation of the Rainbow Casino.

We design, manufacture and sell a variety of electronic slot and video gaming machines through our Gaming Equipment division and have marketed over 100,000 machines during the past five years.  Each gaming machine contains an operating system, also referred to as a game platform.  The machine’s operating system manages the software needed to run the machine.  In the fiscal year ended June 30, 2005, we successfully completed our migration from the EVO™ platform to the Linux based ALPHA OS™ platform.  ALPHA OS distinguishes itself from other industry platforms as an operating system designed for complete separation between the underlying operating system and the game applications, providing enhanced efficiency in game development and speed to market. ALPHA OS also incorporates free spin, scatter, bonusing and other advanced game features, while the related game interface provides internal and third-party developers with a secure, easy-to-use programming environment that incorporates an advanced set of development tools.   Moreover, ALPHA OS was designed to support server-based gaming initiatives, including download of game results, configuration and game content.

Our Gaming Operations division offers three general types of games that are placed in casinos or other permissible gaming locations.  The three general types of games are those that are linked on a proprietary wide-area progressive system, those that operate on a proprietary near-area progressive system and those that are non-linked niche games.  These gaming machines earn recurring revenues and cash flows for us rather than being sold on a one-time basis.

We believe the growth of the Gaming Equipment and Gaming Operations divisions is dependent on providing new titles and technologies with high entertainment value to casino patrons.  We spent approximately 10% of our revenue for the three months ended September 30, 2005 on research and development to accelerate the use of technology in our gaming products.

We also design and sell casino enterprise systems under our Systems division.  Our primary casino enterprise systems products are designed to streamline casino business processes through the use of technology and include slot monitoring, casino management and cashless systems.  We market our casino enterprise system product solutions under the broad categories of Bally CMS® (Casino Management Systems), Bally SMS® (Slot Management Systems) and Bally TMS® (Table Management Systems).

Competition in our Systems division continues to intensify.  Our goal is to maintain a first or second position in each of our software product categories and to grow our software revenues faster than our competitors.  We have also continued to focus on improving the overall quality of our software products and services levels.  In addition, substantially all our customers renew their software licenses updates and product support contracts annually, thereby eliminating the need to repurchase new software licenses when new upgrades are released.

Our Rainbow Casino is one of four casinos currently operating in the Vicksburg, Mississippi market and is run through our Casino Operations division. The casino, which has approximately 12 table games and approximately 893 gaming devices, draws customers primarily from a 75-mile radius surrounding Vicksburg, which includes Jackson, Mississippi.  While a number of properties located on the gulf coast sustained heavy damage during the 2005 hurricane season, our casino did not sustain any significant damage.  Although it was temporarily closed following Hurricane Katrina, we reopened the property for business within four days of the storm, once power was restored to the general area.  The play levels at our casino have generally increased following the reopening.  The Company announced in October 2006 that it is evaluating alternatives with respect to the possible sale of the Rainbow Casino.  There can be no assurance that the Company will complete the sale of the Rainbow Casino.

Results of Operations

Our results of operations include the accounts of Bally Technologies, Inc., and its wholly-owned and partially-owned subsidiaries.  We report our revenue and income in two segments, the Bally Gaming Equipment and Systems segment, which includes our Gaming Equipment, Systems and Gaming Operations divisions, and our Casino Operations segment.  Revenue from our Bally Gaming and Systems segment represents approximately 89% of our total revenues.  The table below sets forth our consolidated results of operations for the three months ended September 30, 2005 and 2004:

	Three Months Ended September 30,
	2005	% Rev	2004	% Rev	Increase/ (decrease)
	(dollars in millions)
Revenues	$106.4	100%	$119.6	100%	(11)%
Gross profit	$53.1	50%	$60.0	50%	(12)%
Operating loss	$(4.8)	(5)%	$(1.2)	(1)%	300%
Loss from continuing operations	$(8.4)	(8)%	$(2.9)	(2)%	190%
Loss from discontinued operations	$—	—%	$(4.4)	(4)%	(100)%
Net loss	$(8.4)	(8)%	$(7.3)	(6)%	15%

Bally Gaming Equipment and Systems

The summary financial results and operating statistics for our Bally Gaming Equipment and Systems segment for the three months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30,
	2005	% Rev	2004	% Rev	Increase/ (decrease)
	(dollars in millions)
Revenues
Gaming Equipment	$37.3	39%	$50.5	47%	(26)%
Systems	20.6	22%	23.3	22%	(12)%
Gaming Operations	36.9	39%	33.0	31%	12%
Total revenues	$94.8	100%	$106.8	100%	(11)%

Gross margin
Gaming Equipment	$9.2	25%	$15.5	31%	(41)%
Systems	17.7	86%	18.8	81%	(6)%
Gaming Operations	19.0	51%	17.7	54%	7%
Total gross margin	$45.9	48%	$52.0	49%	(12)%

Selling, general and administrative	$32.4	34%	$35.3	33%	(8)%
Research and development costs	10.3	11%	11.8	11%	(13)%
Restructuring charges	—	—	0.9	1%	(100)%
Depreciation and amortization	4.6	5%	3.3	3%	39%
Operating income (loss)	$(1.4)	(1)%	$0.7	1%	(300)%

	Three Months Ended September 30,
	2005	2004	Increase/ (decrease)
Operating Statistics:
New gaming devices sold	2,800	4,057	(31)%
OEM units sold	21	250	(92)%
New unit average selling price	$10,647	$10,513	1%

Gaming monitoring units installed base	278,000	281,000	(1)%
Casino management systems installed base	535	502	7%
Systems managed cashless games	157,000	98,000	60%

End of period installed base:
Wide-area progressive	1,526	1,824	(16)%
Daily-fee games	9,112	8,259	10%
Centrally determined games	22,123	17,193	29%

Total revenues for our Bally Gaming Equipment and Systems segment decreased $12.0 million for the three months ended September 30, 2005, as compared to the corresponding period in the prior year.  This decrease was the result of a decrease in revenues from our Gaming Equipment division of approximately 26% and our Systems divisions of approximately 12%.  This decrease was offset by a 12% increase in revenues derived from our Gaming Operations.  A more detailed description of the fluctuations in revenues of each Bally Gaming Equipment and Systems divisions is set forth below.

Selling, general and administrative expenses for the segment decreased by $2.9 million for the three months ended September 30, 2005, as compared to the corresponding period in the prior year, which included restructuring charges of $0.9 million.  This decrease was primarily the result of reduced payroll costs due to staff reductions initiated in part in September 2004.  The reduction in payroll expense was offset by an increase in share-based compensation expense charged to this segment of $1.5 million as a result of the adoption of SFAS No. 123R, as more fully discussed in Note 5 to the unaudited condensed consolidated financial statements.

Research and development costs for the segment decreased $1.5 million, or 13%, for the three months ended September 30, 2005, as compared to the corresponding period in the prior year.  This decrease was the result of the elimination of certain costs tied to the completion and successful deployment of the ALPHA OS products and related game content as well as a reduction in spending on legacy products.

Depreciation and amortization increased $1.4 million, or 42%, for the three months ended September 30, 2005, as compared to the corresponding period in the prior year.  This increase is due to an increase in capital expenditures related to new technological initiatives.

Gaming Equipment.  Revenues from the Gaming Equipment division decreased by $13.2 million, or 26%, for the three months ended September 30, 2005, as compared to the corresponding period in the prior year primarily due to a decrease in new gaming unit sales of 31%, or 1,257 new units. This was the result of a decrease in new unit sales of our legacy products resulting from the ramp up to the ALPHA OS product line.  The decrease in new gaming unit sales was partially offset by an increase of $134 in the average selling price of new gaming units which  reflects higher sales of games built on the ALPHA OS platform, which generally has a higher per unit price than our legacy products.  In addition, contributing to the decrease in revenues was a 92% decrease in original equipment manufacturers (“OEM”) sales, a decrease of 229 units.  Sales of such OEM products vary significantly from period to period based on deployments by our OEM customers.

Gross margin declined to 25% for the three months ended September 30, 2005 from 31% in the corresponding prior year period.  The decrease in gross margin was primarily the result of an increase in OEM sales, which generally have a lower margin.

Systems. Revenues from the Systems division decreased by $2.7 million, or 12%, for the three months ended September 30, 2005, as compared to the corresponding period in the prior year.  This decrease was primarily a result of a decrease in the number of installations at new properties and resulting in a decline in revenue from approximately $1.9 million for the three months ended September 30, 2004, to $1.6 million for the three months ended September 30, 2005, as well as a $2.2 million decrease in revenue recognized from previously deferred non-perpetual software license contracts.

These decreases were partially offset by an increase of 10% in recurring hardware and software maintenance revenues to $7.0 million for the three month period ended September 30, 2005, as compared to $6.4 million for the three months ended September 30, 2004.  The increase in these revenues resulted from an increase in the number of cashless games we manage as a result of single property casino expansions, which now stands at approximately 157,000 in 535 casinos world-wide.

Gross margin from the Systems division improved to 86% for the three months ended September 30, 2005 from 81% in the corresponding prior year period.  The increase in gross margin was primarily due to increases of higher margin software sales and maintenance revenue as compared to a higher level of lower margin hardware sales in the prior year period.

Gaming Operations. Revenues from the Gaming Operations division increased by $3.9 million, or 12%, for the three months ended September 30, 2005, as compared to the corresponding period in the prior year.  The increase in revenue was primarily a result of the following factors:

•                  A $2.3 million, or 19%, increase in revenues derived from centrally determined games resulting from an increase in our installed base of Class II machines; and

•                  A $2.6 million increase in revenues derived from the Company’s variable interest entities in Atlantic City.

These increases were partially offset by decrease in revenue derived from our wide-area progressive games as a result of a 16% decline in our installed base of these games.

Gross margin, which included depreciation and amortization expense of $6.7 million and $6.4 million for the three months ended September 30, 2005 and 2004, remained relatively flat for the three months ended September 30, 2005,  as compared to the corresponding period in the prior year.

Casino Operations

Our Rainbow Casino is one of four casinos currently operating in the Vicksburg, Mississippi market. The casino draws customers primarily from a 75-mile radius surrounding Vicksburg, which includes Jackson, Mississippi.  While a number of properties located on the Gulf Coast sustained heavy damage during the 2005 hurricane season, our casino did not sustain any significant damage.  Although it was temporarily closed, we reopened the property for business within four days of Hurricane Katrina, once power was restored to the general area.  While the play levels at our casino increased somewhat during the months following the reopening, the play levels returned to a more typical level once some of the other Gulf Coast casinos reopened.

The summary of our financial results and operating statistics for our Casino Operation segment are as follows:

	Three Months Ended September 30,
	2005	% Rev	2004	% Rev	Increase/ (decrease)
	(dollars in millions)
Revenue	$11.6	100%	$12.8	100%	(9)%

Gross margin	$7.3	63%	$8.0	63%	(9)%
Selling, general and administrative	3.1	27%	3.4	27%	(9)%
Depreciation and amortization	0.9	8%	0.8	6%	13%
Operating income	$3.3	28%	$3.8	30%	(13)%

Operating statistics:
Average number of gaming devices	893		903		(1)%
Average number of table games	12		12		—%

Revenues for our Casino Operations segment declined $1.2 million, or 9%, for the three months ended September 30, 2005, as compared to the corresponding period in the prior year.  The decrease was primarily due to the revenues lost because of the decrease in play level resulting from the hurricane season discussed above and a decrease in the number of gaming devices operating as a result of reduced floor space due to the addition of a poker room.  The poker room was subsequently removed in October 2006.

Overall gross margins and selling, general and administrative expenses as a percentage of revenue remained relatively stable quarter over quarter.

Parent Company

The summary financial results of Bally Technologies, Inc., our parent entity, are set forth below.  These results also include certain other income and expenses that are otherwise not allocated to a specific business segment.

	Three Months Ended September 30,
	2005	2004	Increase/ (decrease)
	(dollars in millions)
Selling, general and administrative	$6.3	$5.5	15%
Depreciation and amortization	0.4	0.3	33%
Total Parent Company expense	$6.7	$5.8	16%

Other income (expense):
Interest income	$0.9	$0.8	13%
Interest expense	(5.9)	(4.0)	48%
Other, net	(0.3)	0.3	(200)%
Total other income (expense)	$(5.3)	$(2.9)	83%

Income tax benefit	$4.1	$1.7	141%
Minority interest	$(2.4)	$(0.5)	(380)%

Our selling, general and administrative expenses at the parent company level increased $0.8 million for the three months ended September 30, 2005, as compared to the corresponding period in the prior year.  The increase was primarily the result of (i) an increase in legal and litigation fees resulting from the accrual of $1.5 million in the first quarter of fiscal 2005 related to the anticipated settlement of class action litigation offset by a decrease in fees associated with prior year litigation with Action Gaming, Inc. (“AGI”) and International Gaming Technologies

(“IGT”) (See Part II, Item 1. Legal Proceedings), (ii) a decrease in payroll and related expenses of $0.1 million as a result of a decrease in severance and bonus accruals of $1.2 million which was partially offset by an increase in share-based compensation charge to the parent company of $1.2 million, (iii) a decrease in relocation expenses of $0.2 million, the aggregate of which was offset by an increase of $1.0 million in professional fees related to the 2005 audit process and the restatement.

Minority interest increased primarily as a result of the consolidation of certain variable interest entities. Finally, interest expense for the three months ended September 30, 2005 totaled $5.9 million compared to $4.0 million in the prior year period.  The increase in interest expense was a result of higher interest rates in effect in the current period as substantially all of our debt is tied to LIBOR rates which increased during the year.

The effective income tax rate for the three months ended September 30, 2005 was 33% as compared to 37% for the corresponding period in the prior year.  The effective tax rate for the three months ended September 30, 2005 was affected by our adoption of SFAS No. 123R and the resulting non-deductible share-based compensation expense recognized for book purposes, the expiration of the research and development tax credits on our federal tax return for the last half of fiscal year 2006 and reserves applied to certain deferred tax assets from foreign losses.

Significant Items Affecting Comparability

Certain significant items affect the comparability of financial statements from the three month period ended September 30, 2005, to the corresponding period in the previous fiscal year.  These items are discussed below.

Inventory and asset write-downs.  We perform detailed inventory valuation procedures at least quarterly.  This process includes examining the carrying values of new and used gaming devices, parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose).  Some of the factors involved in this analysis include the overall levels of our inventories, the current and projected sales levels for such products, the projected markets for such products both domestically and internationally, the costs required to sell the products including refurbishment costs and importation costs for international shipments and the overall projected demand for products.

During fiscal year 2005 we faced declining demand for gaming devices based on our legacy platform, and therefore, we continually assessed this particular portion of our inventory.  In October 2004, we made the strategic decision to move to our new Alpha video platform, which was made commercially available in April 2005 in most markets.

The decision to move our gaming devices to the new video platform, the targeting of used equipment for non-domestic markets and the consolidation of certain warehouses all led to accelerated disposals of legacy products. This process has required continual updating of estimates for the net realizable value of inventories due to the subjectivity involved in projecting sales volumes, used game sales values, refurbishment costs, and customer demand in non-domestic jurisdictions.  As a result of our ongoing analysis of inventory valuations, we have recorded inventory and related asset write-downs totaling $3.5 million during the three months ended September 30, 2004.  During the three month period ended September 30, 2005, we recorded additional inventory write-downs totaling $3.9 million.  We continue to hold a significant number of used gaming devices, therefore, there can be no assurances that further write-downs will not occur in subsequent periods.

Severance charges.  As part of a review of our operations, we reduced our workforce during the three months ended September 30, 2004.  As a result of these reductions, we incurred severance charges totaling $1.4 million during the three month period ended September 30, 2004.  No such severance charges were incurred in the three months ended September 30, 2005.

Discontinued Operations. During fiscal year 2004, we disposed of our Nevada route operations and our Rail City Casino.  In fiscal year 2005, we sold our Louisiana route operations.

The gain previously recorded in June 2004 on the sale of our Nevada route operations was subsequently adjusted during the three months ended September 30, 2004, for charges incurred with respect to an adverse outcome in a patent infringement case totaling $4.7 million, net of tax.  This amount is included in the discontinued operations section of our statement of operations.  Our Louisiana operations also contributed a net profit of $0.3 million for the period ended September 30, 2004, which is also included in discontinued operations.

Financial Condition

Liquidity

As of September 30, 2005, we had $26.7 million in consolidated cash and cash equivalents which includes approximately $2.7 million of cash utilized in our Casino Operations segment that is held in vaults, cages or change banks. We had net working capital of approximately $123.6 million, a decrease of approximately $1.6 million, or 1%, from June 30, 2005 levels.  This decrease is discussed in “—Working Capital” below.

Pursuant to various state gaming regulations, certain cash accounts are maintained to ensure availability of funds to pay wide-area progressive jackpot awards.  As of September 30, 2005, these accounts had an aggregate value of approximately $14.0 million, which are classified as restricted cash on our condensed consolidated balance sheets.  In addition, we purchase U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive winnings as an annual or weekly installment payments rather than one lump sum.  These securities are included in restricted long-term investments in the accompanying condensed consolidated balance sheets, and totaled $10.7 million as of September 30, 2005.

Cash flows from operating activities are derived primarily from the cash receipts from the sale of goods and services, the operation of wide-area progressive systems, lease payments, and monthly cash receipts from maintenance agreements from our casino systems customers.  In addition, we generate cash through our casino operations.  We utilize our cash to acquire materials for the manufacture of goods for resale or lease, and to pay payroll and selling, general and administrative expenses, as well as to service our debt.

We entered into a loan agreement that governs our $75.0 million revolving credit facility as well as our term loan.  No amounts were outstanding as of September 30, 2005 under the revolving credit facility.  Our ability to borrow under the revolving credit facility is based on our leverage ratio limit and our compliance with certain other covenants set forth in the loan agreement.  Based on the current leverage ratio, we had approximately $15.6 million of availability under the revolving credit facility as of September 30, 2005, as compared to $26.3 million as of June 30, 2005 which reflects the improved operating results in the 12 month measurement period ending September 30, 2005.

The financial covenants under the loan agreement consist of a leverage ratio, a fixed charges coverage ratio, and a minimum of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (as that term is defined in the loan agreement) ratio.  The leverage ratio is computed as total average debt outstanding during the quarter divided by the trailing 12 months EBITDA, excluding certain cash and non-cash charges, and is further adjusted to remove EBITDA from discontinued operations at the time those operations are sold.  Our leverage ratio as of September 30, 2005 was 4.3 times versus the covenant maximum of 4.5 times.   We were in compliance with all financial covenants as of September 30, 2005.

In October 2006, we executed an amendment to our bank loan agreement, which, among other things, (i) extended the due date for the  delivery of our audited financial statements for the fiscal year ended June 30, 2006 to December 31, 2006, (ii) provided that we will deliver our quarterly reports on Form 10-Q for the Fiscal Quarters ended September 30, 2005, December 31, 2005 and March 31, 2006 no later than December 31, 2006, (iii) modified the definition of EBITDA to exclude up to $10 million of certain cash charges and (iv) clarified that the definition of EBITDA includes interest income on trade receivables.  We paid an administrative fee of $964,000 which will be expensed in the quarter ended December 31, 2006, in exchange for the concessions granted under the amendment.

In December 2006, we executed an additional amendment to our bank facility, which extended the due date for the  delivery of our quarterly report on Form 10-Q for the Fiscal Quarter ended March 31, 2006 and its audited financial statements for the fiscal year ended June 30, 2006 to March 15, 2007. We paid an administrative fee of $1.2 million, which will be expensed in the quarter ended December 31, 2006, in exchange for the concessions granted under the amendment.

Management believes that cash flows from current operating activities and the availability under the revolving credit facility will provide us with sufficient capital resources and liquidity to operate our business for at least the next 12 months.  At September 30, 2005, we had no material commitments for capital expenditures.

Working Capital

The following table presents the components of consolidated working capital at September 30, 2005, and June 30, 2005, excluding assets and liabilities of discontinued operations:

	September 30,	June 30,	Increase (decrease)
	2005	2005	Amount	%
		(in 000s)
Current Assets:
Cash and cash equivalents	$26,666	$33,170	$(6,504)	(20)%
Restricted cash	14,006	13,421	585	4%
Accounts and notes receivable, net	99,782	97,679	2,103	2%
Inventories	64,961	63,523	1,438	2%
Deferred tax assets	30,848	30,884	(36)	—%
Other current assets	41,244	33,034	8,210	25%
Total current assets	$277,507	$271,711	$5,796	2%

Current Liabilities:
Accounts payable	$27,783	$36,807	$(9,024)	(25)%
Accrued liabilities	47,665	43,838	3,827	9%
Deferred revenue	55,175	40,962	14,213	35%
Jackpot liabilities	12,785	13,025	(240)	(2)%
Taxes payable	167	1,752	(1,585)	(91)%
Current maturities of long-term debt	10,363	10,163	200	2%
Total current liabilities	153,938	146,547	7,391	5%
Net working capital	$123,569	$125,164	$(1,595)	(1)%

Our working capital for the three month period ended September 30, 2005, decreased $1.6 million or 1%.  The decrease was primarily as a result of the following:

•                  A $2.1 million net increase in accounts and notes receivable primarily resulting from an increase and overall recognized and deferred games sales.

•                  A $1.4 million net increase in inventory, which resulted from the build up of inventory in anticipation of new product introductions.

•                  A decrease in accounts payable of $9.0 million due to the acceleration of vendor payments.

•                  An increase in accrued liabilities of $3.8 million resulting primarily from (i) an increase in accrued professional and consulting fees of $1.7 million related to the costs associated with the restatement of prior year financial statements, (ii) an increase of $0.5 million in accrued royalties as a result of an increase in shipments of licensed titled games and (iii) an increase in accrued interest of $0.4 million.

•                  An increase in deferred revenue of $14.2 million (and $10.6 million in deferred cost of sales) as a result of an increase in transactions that did not meet the revenue recognition requirements of SOP No. 97-2, and have been deferred to future periods.

Cash Flow Summary

	Three Months Ended
	September 30,		Increase (decrease)
	2005	2004	Amount
	(dollars in millions)
Cash flows from:
Operating activities	$7.6	$(14.0)	$21.6
Investing activities	$(13.2)	$(11.9)	(1.3)
Financing activities	$(0.9)	$(102.4)	101.5

During the three month period ended September 30, 2005, cash flows provided by operating activities totaled $7.6 million, as compared to $14.0 million used by operating activities in the corresponding period in the prior year.  The improvement in net cash flows from operations for the three month period is primarily related to:

•                  Cash used in the prior year period to purchase an appeal bond related to patent litigation ($7.4 million).

•                  Non-cash items such as depreciation and amortization ($12.6 million which increased by $1.8 million) and share-based compensation (which increased by $2.7 million).

•                  An increase in receivables due to timing of receivable collections.

•                  Timing of vendor payments as days in accounts payable decreased.

•                  Lower inventory activity primarily as a result of the prior year inventory build-up which included several large orders of gaming devices not delivered until after the end of the September 30, 2004 quarter.

During the three month period ended September 30, 2005, cash flows used in investing activities totaled $13.2 million, as compared to $11.9 million for the corresponding period in the prior year.  This change is primarily the result of:

•                  Capital expenditures of $2.0 million compared to $3.2 million in the prior year three month period, which is the result of a decrease in expenditures related to internal software and leasehold improvements.

•                  Costs incurred to deploy additional leased gaming devices totaling $9.0 million compared to $8.1 million in the prior year three month period resulting from an increase in the total base of recurring games deployed.

•                  Additions to other long-term assets of $1.7 million related to patents and license rights.

•                  An increase in restricted investments of $0.6 million as a result of jackpot winners.

During the three month period ended September 30, 2005, cash flows used in financing activities totaled $0.9 million, as compared to $102.4 million for the corresponding period in the prior year. The prior year three month period financing activities reflected cash used to repay debt of $101.6 million resulting from the sale of certain of our non core assets in the prior year.  The current period cash uses are primarily relating to principal payments on long term debt totaling $1.1 million and cash provided from exercise of stock options of $0.2 million.

Contractual Commitments

There were no material changes during the three month period ended September 30, 2005, to our contractual obligations and commitments as disclosed in the 2005 10-K.

Critical Accounting Policies

A description of our critical accounting policies can be found within management discussion and analysis of financial condition and results of operation in the 2005 10-K.    There were no material changes to those policies during the three month period ended September 30, 2005.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and accordingly, the Company expects to adopt SFAS No. 157 beginning in fiscal year 2009. We are currently in the process of evaluating the impact SFAS No. 157 will have on our consolidated results of operations, financial position and cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ended on or after November 15, 2006, and accordingly, the Company expects to adopt SAB No. 108 beginning in fiscal year 2007. We do not expect SAB No. 108 will have an impact on our consolidated results of operations, financial position or cash flows.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and accordingly, the Company expects to adopt FIN 48 beginning in fiscal year 2008. We are currently in the process of evaluating the impact FIN 48 will have on our consolidated results of operations, financial position and cash flows.

In June 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 143-1, Accounting for Electronic Equipment Waste Obligations, to address accounting for obligations associated with the European Union’s Directive 2002/96/EC on Waste Electrical and Electronic Equipment. The Directive, enacted in 2003, requires EU-member countries to adopt legislation to regulate the collection, treatment, recovery, and environmentally sound disposal of electrical and electronic waste equipment. The Directive distinguishes between products put on the market after August 13, 2005 as new waste and before that date as historical waste. FSP No. FAS 143-1 only addresses accounting for historical waste and is required to be applied the later of the first reporting period ending after June 8, 2005 or the date of adoption of the law by the applicable European Union member country.   Adoption of FSP No. FAS 143-1 did not have a material impact on our consolidated results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, amending APB Opinion No. 29, Accounting for Nonmonetary Transactions.  APB Opinion No. 29 treated nonmonetary exchanges of similar productive assets as an exception from fair value measurement.  SFAS No. 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. Nonmonetary exchanges have commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. SFAS No. 153 was effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. Adoption of SFAS No. 153 did not have a material impact on our consolidated results of operations, financial position or cash flows.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, revising Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 was effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Adoption of SFAS No. 151 did not have a material impact on our consolidated results of operations, financial position or cash flows.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of September 30, 2005, we had total debt of approximately $334.1 million, consisting primarily of the $314.0 million term loan under our senior credit facilities and approximately $20.1 million in other debt.  The interest rate for the term loan is reset every six months.  If the LIBOR rates were to increase or decrease by 100 basis points, with all other factors remaining constant, earnings would decrease or increase by approximately $3.3  million annually, on a pre-tax basis.

Foreign Currency Exchange Rate Risk

Our foreign subsidiaries generally use their domestic currency as their functional currency. A 10% fluctuation in the exchange rates of these currencies against the U.S. dollar would result in a corresponding change in earnings reported in the consolidated group which would have no significant effect on a pre-tax basis.

ITEM 4.          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures were not effective due to the existing material weaknesses in our internal control over financial reporting that were previously identified and  discussed in the 2005 10-K and below under “—Internal Control Over Financial Reporting —Internal Control Over Financial Reporting Assessment as of the Filing of This Report-Update Regarding Remediation Plan.”

In view of the fact that the financial information presented in this quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2005, was prepared in the absence of effective internal control over financial reporting, we have devoted a significant amount of time and resources to the analysis of the financial statements contained in this report.  In particular, we have reviewed the significant account balances and transactions reflected in the financial statements contained in this report and otherwise analyzed the transactions underlying our financial statements to verify the accuracy of the financial statements.  Accordingly, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, and cash flows.

Nevertheless, there can be no assurance that either this review process or our existing disclosure controls and procedures will prevent or detect all errors and all fraud, if any, or result in accurate and reliable disclosure. A control system can provide only reasonable and not absolute assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Additionally, judgments in decision-making can be faulty and breakdowns in internal controls can occur because of simple errors or mistakes that are not detected on a timely basis.

Internal Control Over Financial Reporting

Our management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting that includes effective accounting policies and procedures. Our continuing progress in establishing adequate internal control over financial reporting is described below.

Certain Changes in Internal Control Over Financial Reporting during the Fiscal Quarter Ended September 30, 2005

During the quarter ended September 30, 2005, our management was in the process of identifying the material weaknesses described in the 2005 10-K.  During the quarter ended September 30, 2005, management initiated preliminary remediation steps to address the material weaknesses known at that time.  Specifically, management initiated the changes discussed below under “—Internal Control Over Financial Reporting Assessment as of the Filing of This Report - Update Regarding Remediation Plan – Inadequate Controls Related to Revenue Recognition – Contract Administration.” There were no other changes to our internal control over financial reporting during the three month period ended September 30, 2005 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting Assessment as of the Filing of This Report – Update Regarding Remediation Plan

We are including information in this Quarterly Report on Form 10-Q with respect to our internal control over financial reporting for the period subsequent to September 30, 2005, in order to provide readers with a current understanding of the identified weaknesses, as well as how they are being addressed as part of our remediation plan.

Subsequent to June 30, 2005, we have undertaken extensive work to remediate the material weaknesses identified in our internal control over financial reporting described in the 2005 10-K including developing the specific remediation initiatives described below. The implementation of these initiatives was a priority for us in fiscal 2006 and continues to be a priority in fiscal 2007.  We have begun implementing the actions described below with respect to the identified material weaknesses; however, there can be no assurances as to when or if, the implementation of these initiatives will be completed.   Furthermore, we are in process of evaluating our internal control over financial reporting as of June 30, 2006.  There can be no assurances that the material weaknesses described in the 2005 10-K were cured as of such date, or that we will not identify additional material weaknesses as a result of such evaluation.  Until such initiatives are implemented, we will continue to incur the expenses and management burdens associated with the additional resources required to prepare our consolidated financial statements.

Inadequate Staffing and Training in Finance and Accounting

Inadequate Staffing.  We have focused intensive efforts on improving the overall level and quality of our staffing in a number of finance and accounting areas related to the identified material weaknesses, including the tax and revenue departments.  These efforts have resulted in the creation of several new positions, as well as the hiring of a number of key employees.  As of the date of this filing, we have filled the following positions:  Chief Financial Officer, Vice President/Corporate Controller, Vice President of Corporate Accounting, Director of Financial Reporting, Contract Administrator and a Tax Manager.

Inadequate Training.  We have held a number of internal meetings with our sales staff to review our revenue recognition policies and procedures.  Our goal is to provide the sales staff with a better understanding of the applicable accounting rules, the consistency in contractual language that is required, as well as the new contract administration procedures discussed below under “—Inadequate Controls Related to Revenue Recognition — Contract Administration.”  We are also educating the sales department as to certain standard sales contracts discussed below and with respect to the types of contractual language that has been reviewed and pre-approved by members of the legal and finance departments.

Additionally, the finance and accounting department continues to encourage and pay for all personnel who enroll in Continuing Professional Education, as well as for any college and master’s level courses that relate to their respective job functions.

Ineffective Controls related to the Preparation of Certain Account Analyses, Account Summaries and Account Reconciliations

As a result of the adjustments made with respect to certain balance sheet accounts and related statement of operations for the fiscal year ended June 30, 2005, we determined a more detailed review for these accounts was necessary in connection with our quarterly account reconciliation process.  The Company completed a thorough review of balance sheet accounts to determine whether the supporting schedules were adequately prepared and/or reviewed, and that they included adequate supporting documentation.

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

Outside Review of Game Sale Transactions.  We engaged an outside consultant to assist us in performing additional review procedures for revenue transactions during fiscal 2006. The scope of the consultant’s review was designed to ensure a comprehensive review of all large transactions, as well as certain types of transactions that have previously resulted in adjustments to the timing of revenue recognition. The outside consultant’s scope also included reviewing a sample of contracts from the remaining population for proper revenue recognition.

We have also reviewed certain complex transactions and new proposed contracts with our consultants to identify any accounting issues prior to the final contract execution.

Implementation of Standard Sales Contract.  As part of the pre-review processes, discussed above under “―Internal Review of All Game Sale Transactions,” we have created a standard contract for domestic game sales. This contract was introduced to the sales force in draft form in January 2006, and was implemented in February 2006.  We are also reviewing our system sales contracts and international sales contracts to determine the feasibility of developing standardized contracts for all those markets.

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

In February 2006 we began Phase II of our process and hired a Contract Administrator.  Phase II of the contract administration process involves the establishment of a Contract Administrator position, and related enhanced policies and procedures. This individual reports directly to the legal department. Members of our Senior Management team have also agreed to certain contractual terms that have been defined as “standard” and, consequently, we developed standard game sales contracts discussed above under “―Implementation of Standard Sales Contract.”  If the draft contract uses these standard terms, it will receive only limited review by our finance and accounting department.  If the contract goes beyond these standard terms, then the Contract Administrator must follow a newly created decision tree which involves review and approval by various members of the finance and legal departments, depending on the issue identified.

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

Expanded review by Senior Management. Members of our senior management team have met with members of the manufacturing management team, cycle counters, and warehouse supervisors, as well as performed expanded reviews of the supporting schedules prepared by the cost accounting manager in regards to inventory valuation, and have selected various accounts for additional analysis.  We have also filled the new role of Accounting Manager – Inventory.  This individual’s entire focus will be on inventory related issues.

Game Inventory – Live Data.  The Company’s intra-net site is in the process of being upgraded to include real time data for game inventory; both for new and used games. This upgrade has allowed for increased accounting for the game inventory, as well as greater awareness by a greater number of individuals of the inventory levels and the availability of certain finished goods.

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

Ineffective Controls Related to Income Taxes

We have increased our internal capabilities in the income tax area with the addition of our Chief Financial Officer, Vice President of Corporate Accounting and Manager of Tax, as well as with the continued assistance of third party consultants. These individuals perform significant internal reviews of our income tax provision each quarter.  We continue to use the services of large local law firms and accounting firms in foreign jurisdictions in order to ensure that we are in compliance with local tax laws. We are also performing an annual R&D tax study and consulting with a nationally recognized accounting firm on certain transfer pricing studies as well.

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

Control Environment.  On December 1, 2006, our Board of Directors appointed Mr. Robert Guido as an independent director to fill a vacancy on the board.  Mr. Guido will also serve on the Audit Committee.  The Board of Directors affirmatively determined that Mr. Guido is an Audit Committee financial expert under the rules of the SEC.

Internal Audit.  In addition to the personnel changes discussed above, we have hired a new Vice President to head our Internal Audit department. This individual led our Sarbanes-Oxley testing for fiscal year 2006 as well as coordinated efforts with the outside firm we hired in the 2005 compliance effort.  To better utilize the resources of the outside firm during fiscal year 2007 and 2006, several changes have been made to its engagement, including changing the protocols and personnel on the engagement team.

PART II

ITEM 1.                             LEGAL PROCEEDINGS

Litigation

On September 25, 1995, Bally Gaming Inc, a wholly-owned subsidiary of the Company (“BGI”), was named as a defendant in a class action lawsuit filed in the United States District Court for the District of Nevada. The plaintiffs filed suit against BGI and approximately 45 other defendants, each of which is involved in the gaming business as a gaming machine manufacturer, distributor or casino operator. The lawsuit arises out of alleged fraudulent marketing and operation of casino video poker machines and electronic slot machines. The plaintiffs alleged that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce people into playing their gaming machines based on a false belief concerning how those machines actually operate, as well as the extent to which there is actually an opportunity to win on any given play. The plaintiffs allege that the defendants’ actions constitute violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) and give rise to claims of common law fraud and unjust enrichment. The plaintiffs are seeking monetary damages in excess of $1.0 billion. In July 2002, the Federal District Court denied the plaintiffs’ request for class action certification. In August 2004, the United States Court of Appeals for the Ninth Circuit affirmed the Federal District Court’s denial of class action certification, and the plaintiffs did not appeal. Subsequently, two of the four named plaintiffs elected to continue their cases as individual, non-class actions. However, in September 2005, the court granted the defendants’ motions for summary judgment, resolving all claims in defendants’ favor without a trial. In October 2005, the plaintiffs appealed the District Court’s granting of summary judgment in favor of the defendants to the Ninth Circuit. Thereafter, the plaintiffs/appellants agreed to dismiss their appeal in exchange for the defendants’ agreement not to pursue a claim for costs.  The appeal was dismissed on June 26, 2006.

In June and July 2004, putative class actions were filed against Bally and its officers, Robert Miodunski, Robert Saxton, Mark Lerner and Steven Des Champs, in the United States District Court for the District of Nevada. The nearly identical complaints alleged violations of the Securities Exchange Act of 1934, as amended, stemming from revised earnings guidance, declines in the stock price and sales of stock by insiders. The complaints sought damages in unspecified amounts. The Federal District Court granted the plaintiffs’ unopposed motions to consolidate the cases and to appoint a lead counsel and a lead plaintiff, and the plaintiffs filed a consolidated complaint, all as is customary in such cases. Bally and the other defendants have moved to dismiss the complaint. Thereafter, activity in the case was suspended and the parties participated in a mediation process.  The parties have reached an agreement in principle and are negotiating settlement documents, which will require court approval.

In addition, in July 2004, two derivative lawsuits were filed in Nevada state court against the members of the board of directors and the officers listed above. The Company was named as a nominal defendant in the derivative lawsuits as the claims were purportedly asserted for the benefit of Bally. These lawsuits asserted claims for breach of fiduciary duty and waste of corporate assets arising out of the same events as those giving rise to the class actions described above, and sought injunctive relief and damages in unspecified amounts. These two cases were consolidated, and Bally and the other defendants moved to dismiss the case. In February 2005, the state district court granted the defendants’ motion and dismissed the case. The plaintiffs appealed the dismissal to the Nevada Supreme Court, which referred the matter to its settlement conference program. The parties met with a court-appointed settlement judge on December 15, 2005, and agreed to settle the case for $8,000, and on February 2, 2006, the Nevada Supreme Court entered its order formally dismissing the appeal, thereby terminating the case. Although management believes the plaintiffs’ lawsuit and appeal were without merit, it determined that the settlement was in the best interests of the Company.

On March 27, 2006, shortly after the aforementioned derivative suit was dismissed in the Nevada state court, another derivative lawsuit was filed in the United States District Court for the District of Nevada against individual defendants Robert Miodunski, Robert Saxton, Steven Des Champs, Mark Lerner, David Robbins, Anthony DiCesare, Joel Kirschbaum, Kevin Verner, Richard Haddrill, Stephen Race, Jacques André and nominal defendant Bally Technologies, Inc., in the United States District Court for the District of Nevada.  Based on factual allegations that are similar to those alleged in the federal securities class action complaints and the previous derivative actions that were dismissed by the District Court, the derivative complaint alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violation of the Sarbanes-Oxley Act of 2002. The parties have reached an agreement in principle and are negotiating settlement documents.

During the three months ended September 30, 2005, the Company accrued $1.3 million related to the anticipated settlement of the class action litigation and the March 27, 2006 derivative suit.  The Company also accrued approximately $0.2 million for legal fees related to the litigation in the three months ended September 30, 2005, which totaled $1.9 million for the fiscal year ended June 30, 2006.

In August 2004, Shuffle Master, Inc. sued the Company in the United States District Court for the District of Nevada, alleging infringement of various patents in connection with the Company’s MindPlay product line and seeking injunctive relief and damages in an unspecified amount. In June 2005, it was announced that International Gaming Technology (“IGT”) had acquired an interest in the patents at issue in the case, and thereafter IGT joined the case as a plaintiff.  In December 2005, the District Court issued a ruling construing the claim terms of all the patents in the suit. Management believes the plaintiffs’ lawsuit to be without merit, and the Company is vigorously defending against the lawsuit.

In September 2004, a United States District Court jury in the District of Nevada entered a $7.4 million verdict against the Company in a suit filed by AGI and IGT. The suit alleged that the multi-hand video poker game deployed by the Company’s former subsidiary, United Coin Machine Co. (“United Coin”), infringed the plaintiffs’ patents. The Federal District Court ruled on summary judgment that the game does not infringe the patents. However, the court left to the jury the question whether the use of “autohold,” a specific, optional feature of the game, caused it to infringe under the “doctrine of equivalents,” a doctrine of patent law. After a two-week trial, the jury determined that the game with the autohold option enabled did infringe under the doctrine of equivalents and awarded damages accordingly. The feature has been disabled on all affected games in the field, and the decision permits continued deployment of the game as long as the autohold feature is not included. The Company appealed the decision to the United States Court of Appeals for the Ninth Circuit and has posted a cash bond totaling $7.6 million to stay payment of the judgment and accrued interest pending the appeal. The cash bond is included in other non-current assets and the accrued liability is included in accrued liabilities in the accompanying balance sheets. This amount has been accrued and the expense for this charge is included in discontinued operations in the accompanying statement of operations for 2004.   On July 11, 2006, the federal circuit court of appeals affirmed the district court judgment, denying the appeals for both parties, and thereafter the judgment was satisfied out of the posted bond.

On December 7, 2004, IGT filed a patent infringement lawsuit against Bally in the United States District Court for the District of Nevada. The complaint asserts that Bally’s wheel-based games, such as Monte Carlo, Lucky Wheel and Cash For Life, its games with a reel in the top box, such as Bonus Frenzy, and its iView products infringe on patents held by IGT, and seeks injunctive relief and damages in unspecified amounts. Bally believes IGT’s claims are without merit and is vigorously defending itself against the lawsuit. As part of its defense, Bally has asserted counterclaims against IGT, including claims that IGT’s patents are invalid, unenforceable and not infringed, as well as several claims that IGT has engaged in anti-competitive conduct in violation of state and federal antitrust laws. By its counterclaims, Bally is seeking damages and other relief from IGT. IGT’s motion to dismiss Bally’s antitrust claims was denied on January 10, 2006. The litigation is in the discovery phase and no trial date has been set.

In February 2005, the SEC initiated an informal inquiry and requested documents and information regarding matters related to the allegations in the class actions and similar matters. In August 2005, the SEC notified the Company that its investigation had entered a formal phase, and requested additional information from the Company covering the same general areas that were addressed in the informal inquiry. Management is cooperating fully with the SEC in this matter.

In May 2006, IGT filed a patent infringement lawsuit against Bally in the United States District Court for the District of Delaware.  The complaint asserts that Bally’s Power Bonusing products infringe patents held by IGT, and seeks injunctive relief and damages in unspecified amounts.  IGT’s motion for a preliminary injunction is pending.  Bally believes IGT’s claims are without merit, including its request for preliminary relief and is vigorously defending itself against the lawsuit.

In September 2006, Bally filed a patent infringement lawsuit against IGT in the United States District Court for the District of Nevada.  The complaint asserts that certain of IGT’s bonus wheel games infringe patents held by Bally, and seeks injunctive relief and damages.  IGT filed an answer generally denying the claims.  The case is in the discovery phase and no trial date has been set.

The Company is also a party to various lawsuits relating to routine matters incidental to our business.  Management does not believe that the outcome of such litigation, including the matters above, in the aggregate, will have a material adverse effect on our financial position.

ITEM 6.                                  Exhibits

Exhibits	Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

BALLY TECHNOLOGIES, INC.	Date: December 21, 2006

By	/s/ Richard Haddrill
Richard Haddrill
President and Chief Executive Officer
(Principal Executive Officer)

By	/s/ Robert C. Caller
Robert C. Caller
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)