Form 10-Q
period 2005-12-31
BALLY TECHNOLOGIES, INC.
filed 2006-12-22
CIK 2491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

☐  Yes  ☒  No

The number of shares of Common Stock, $0.10 par value, outstanding as of December 15, 2006, according to the records of the registrant's registrar and transfer agent was 53,012,913, which does not include 528,648 shares held in treasury.

EXPLANATORY NOTE

As previously disclosed on Form 12b-25 of Bally Technologies, Inc. (formerly known as Alliance Gaming Corporation, “Bally,” the “Company,” or “we”), filed with the Securities and Exchange Commission (the “SEC”) on February 10, 2006, the filing of this Quarterly Report on Form 10-Q for the period ended December 31, 2005 was originally delayed due to the significant amount of additional time and resources necessary to complete the preparation and analysis of the financial statements for the fiscal quarters ended September 30 and December 31, 2005.  The filing of this Quarterly Report on Form 10-Q was further delayed by the restatements discussed in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2005, as amended and restated and filed with the SEC on October 31, 2006 (the “2005 10-K”).  Furthermore, the preparation of the financial information presented in this Quarterly Report on Form 10-Q required additional time and resources because it was prepared while certain material weaknesses existed in our internal control over financial reporting.

PART I

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2005	2005
	(in 000s, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$24,641	$33,170
Restricted cash	14,332	13,421
Accounts and notes receivable, net of allowances for doubtful accounts of $9,918 and $10,340	121,811	97,679
Inventories	59,015	63,523
Income taxes receivable	211	—
Deferred tax assets, net	30,848	30,884
Other current assets	45,913	33,034
Total current assets	296,771	271,711
Long-term investments (restricted)	10,455	10,060
Long-term receivables, net of allowance for doubtful accounts of $0 and $11	6,585	7,450
Leased gaming equipment, net of accumulated depreciation of $57,529 and $42,495	43,217	51,850
Property, plant and equipment, net of accumulated depreciation of $47,470 and $40,548	67,121	66,811
Goodwill	160,945	161,444
Intangible assets, net of accumulated amortization of $21,964 and $17,356	46,654	49,451
Deferred tax assets, net	25,596	16,548
Other assets, net	22,319	19,609
Total assets	$679,663	$654,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,897	$36,807
Accrued liabilities	52,834	43,838
Deferred revenue	67,370	40,962
Jackpot liabilities	14,636	13,025
Income taxes payable	—	1,752
Current maturities of long-term debt, including $5,037 and $6,006 owed to related parties	9,250	10,163
Total current liabilities	171,987	146,547
Long-term debt, net of current maturities, including $13,200 and $13,200 owed to related parties	322,832	324,954
Other liabilities	18,765	6,931
Total liabilities	513,584	478,432
Minority interest	1,094	479
Stockholders’ equity:
Special stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 115 shares issued and outstanding	12	12
Common stock, $.10 par value; 100,000,000 shares authorized; 52,663,000 and 52,649,000 shares issued and 52,137,00 and 52,123,000 outstanding	5,269	5,268
Treasury stock at cost, 526,000 and 526,000 shares	(665)	(665)
Deferred compensation (restricted stock units)	—	(6,689)
Additional paid-in capital	211,579	212,182
Accumulated other comprehensive income	1,376	1,219
Accumulated deficit	(52,586)	(35,304)
Total stockholders’ equity	164,985	176,023
Total liabilities and stockholders’ equity	$679,663	$654,934

See accompanying notes to unaudited condensed consolidated financial statements

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
		(as restated, see Note 2)		(as restated, see Note 2)
	(in 000s, except per share amounts)
Revenues:
Gaming equipment and systems	$113,961	$111,666	$208,756	$218,471
Casino operations	14,492	12,769	26,047	25,605
	128,453	124,435	234,803	244,076
Costs and expenses:
Cost of gaming equipment and systems	65,266	65,973	114,163	120,837
Cost of casino operations	4,939	4,589	9,222	9,391
Selling, general and administrative	47,007	40,765	88,849	84,404
Research and development costs	10,785	10,358	21,042	22,130
Restructuring charges	—	—	—	1,435
Depreciation and amortization	6,951	5,102	12,824	9,474
	134,948	126,787	246,100	247,671
Operating loss	(6,495)	(2,352)	(11,297)	(3,595)

Other income (expense):
Interest income	589	1,046	1,492	1,857
Interest expense	(7,272)	(3,790)	(13,204)	(7,752)
Loss on extinguishment of debt	—	(564)	—	(564)
Other, net	(250)	495	(521)	815

Loss from continuing operations before income taxes and minority interest	(13,428)	(5,165)	(23,530)	(9,239)
Income tax benefit	4,702	2,901	8,835	4,580
Minority interest	(177)	(1,145)	(2,587)	(1,644)
Loss from continuing operations	(8,903)	(3,409)	(17,282)	(6,303)

Gain (loss) from discontinued operations, net of income taxes	—	15	—	(4,376)

Net loss	$(8,903)	$(3,394)	$(17,282)	$(10,679)

Basic and diluted loss per share:
Continuing operations	$(0.17)	$(0.07)	$(0.33)	$(0.12)
Discontinued operations	—	—	—	(0.09)
Total	$(0.17)	$(0.07)	$(0.33)	$(0.21)

Weighted average shares outstanding:
Basic and diluted	52,138	51,010	52,138	50,988

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2005	2004
		(as restated, see Note 2)
	(in 000s)
Cash flows from operating activities:
Net loss	$(17,282)	$(10,679)
Loss from discontinued operations	—	4,376
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	30,938	22,784
Share-based compensation	5,914	542
Loss of extinguishment of debt	—	564
Deferred income tax expense (benefit)	(9,012)	3,466
Provision for doubtful accounts	680	4,804
Operating activities of discontinued operations	—	(2,997)
Inventory and other assets write-downs	7,983	14,602
Other	6,960	(2,721)
Changes in operating assets and liabilities:
Purchase of appeal bond	—	(7,361)
Accounts and notes receivable	(23,809)	24,905
Inventories	4,446	(21,471)
Other current assets	3,656	3,010
Accounts payable	(8,847)	(7,169)
Accrued liabilities, deferred revenue and jackpot liabilities	21,540	(30,917)
Net cash provided by (used in) operating activities	23,167	(4,262)

Cash flows from investing activities:
Additions to property, plant, and equipment	(6,246)	(5,471)
Additions to leased gaming equipment	(19,933)	(18,043)
Settlement of acquisition related contingency	—	(12,000)
Acquisition, net of cash acquired	—	1,911
Restricted cash and investments	(866)	635
Additions to other long-term assets	(1,804)	(1,521)
Net cash used in investing activities	(28,849)	(34,489)

Cash flows from financing activities:
Capitalized debt issuance costs	—	(1,038)
Payoff of debt due to sale of net assets of discontinued operations	—	(101,618)
Reduction of long-term debt	(3,042)	(2,050)
Purchase of treasury shares	—	(164)
Proceeds from exercise of stock options, including tax benefit	172	945
Net cash used in financing activities	(2,870)	(103,925)

Effect of exchange rate changes on cash	23	487

Cash and cash equivalents:
Decrease for period	(8,529)	(142,189)
Balance, beginning of period	33,170	154,258
Balance, end of period	$24,641	$12,069

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC.

FORM 10-Q

Notes to Unaudited Condensed Consolidated Financial Statements

1.             BASIS OF PRESENTATION

Principles of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of Bally Technologies, Inc. (formerly known as Alliance Gaming Corporation), a Nevada corporation, and its subsidiaries (“Bally” or the “Company”) for the respective periods presented.  The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2005 as amended and restated and filed with the SEC on October 31, 2006 (the “2005 10-K”).

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

The Company also consolidates certain Atlantic City progressive trusts in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 46R, Consolidation of Variable Interest Entities, which addresses consolidation by a business enterprise of variable interest entities (“VIE’s”) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (2) hold a significant variable interest in, or have significant involvement with, an existing VIE.   For the three and six month periods ended December 31, 2005, the Company consolidated $1.7 million and $4.3 million, respectively, in revenues and $2.3 million and $3.2 million, respectively in related expenses, as well as $6.1 million in total assets and liabilities as of December 31, 2005, primarily consisting of restricted cash accounts and restricted investments (included in other assets in the condensed consolidated balance sheets) and related jackpot liabilities. The Atlantic City progressive trusts were not consolidated for the three and six months ended December 31, 2004.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation, the most significant of which was depreciation on leased gaming equipment which has been reclassified from depreciation expense to cost of gaming equipment and systems, totaling $6.9 million and $13.3 million, respectively, for the three and six month periods ended December 31, 2004.

Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market.  Cost elements included in work-in-process and finished goods include raw materials, freight, direct labor and manufacturing overhead.

The Company recorded inventory write-downs totaling approximately $8.0 million and $14.6 million respectively, during the six months ended December 31, 2005 and 2004.  These charges are classified in cost of gaming equipment and systems in the consolidated statements of operations.

Property, plant and equipment and leased gaming equipment

The Company historically depreciated leased gaming equipment down to its salvage value over estimated useful lives ranging from two to four years.

Based on historical data indicating a shortening of the average length of time certain leased gaming equipment was deployed, the Company re-evaluated the useful lives during the quarter ended December 31, 2005, and reduced the depreciable life and salvage values to zeros for certain of its products to two years and recorded the change in estimate prospectively.  This change in estimate resulted in a $6.8 million charge to depreciation expense in the three and six month periods ended December 31, 2005.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006, and accordingly, the Company expects to adopt SAB No. 108 beginning in fiscal year 2007. The Company does not expect SAB No. 108 will have an impact on its consolidated results of operations, financial position or cash flows.

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

2.             RESTATEMENT

Subsequent to the issuance of the unaudited condensed consolidated financial statements for the three and six month periods ended December 31, 2004, the Company identified accounting errors that required adjustments to such previously issued financial statements.

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

The specific circumstances which resulted in adjustments are as follows:

Persuasive evidence of an arrangement exists

The Company identified a number of transactions for which certain conditions under the terms of the original agreement were not met or for which an agreement could not be found, calling into question whether the original agreement or lack thereof, provided adequate evidence of an arrangement that was sufficiently definitive to support revenue recognition.  The Company concluded there was not persuasive evidence of an arrangement at that time and, consequently, revenue should have been deferred until the cash was received.

Additionally, the Company identified one transaction for which revenue was recognized in the fiscal quarter ended December 31, 2004 at the time the games were shipped to the customer based on a signed sales-type lease agreement.  Subsequently, the customer negotiated a fixed price payment with a cash discount and other concessions. These circumstances called into question whether the original agreement provided adequate evidence of an arrangement that was sufficiently definitive to support recognition of revenue in December 2004.  The Company has concluded that there was not persuasive evidence of an arrangement at that time, and therefore, the revenue should have been deferred until the cash was received in July 2005.

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

The Company determined that is should have recorded the value of restricted stock units based on the closing price of its common stock on the date of grant and not the average closing price for the 20 business days prior to the date of grant.  An adjustment was recorded to reflect the fair market value during the fiscal year ended June 30, 2005, based on the closing price of the Company’s common stock on the respective dates of grant of the restricted stock units and an adjustment was recorded during the three and six month periods ended December 31, 2004 for the related stock compensation expense.

Additionally, the Company determined that interest earned on trade accounts receivable should have been recorded as interest income rather than revenue and recorded an adjustment to change the classification of these amounts to interest income.

As a result, the unaudited condensed consolidated financial statements for the three and six month periods ended December 31, 2004 have been restated from amounts previously reported. The following is a reconciliation of the loss from continuing operations as previously reported to the restated amounts by the categories discussed above, net of tax:

	For the Three Months Ended December 31, 2004	For the Six Months Ended December 31, 2004
	(in 000s)
Loss from continuing operations, as previously reported	$(7,540)	$(13,945)
Revenue recognition adjustments, net	3,277	6,326
Inventory adjustments, net	335	641
Other miscellaneous adjustments, net	519	675
Loss from continuing operations, as restated	$(3,409)	$(6,303)

The following tables summarize the significant effects of the restatement:

	Three Months Ended December 31, 2004		Six Months Ended December 31, 2004
	As previously reported	As restated	As previously reported	As restated
	(in 000s)
Statement of Operations
Revenue:
Gaming equipment and systems	$100,933	$111,666	$205,010	$218,471
Casino operations	12,769	12,769	25,605	25,605
Total revenue	113,702	124,435	230,615	244,076
Cost of gaming equipment and systems	53,337	65,973	104,173	120,837
Selling, general and administrative expense	41,051	40,765	84,706	84,404
Depreciation and amortization (1)	12,020	5,102	22,861	9,474
Operating loss	(7,653)	(2,352)	(14,081)	(3,595)
Interest income	318	1,046	798	1,857
Interest expense	3,750	3,790	7,712	7,752
Loss from continuing operations before income taxes and minority interest	(11,274)	(5,165)	(21,031)	(9,239)
Income tax benefit	4,879	2,901	8,730	4,580
Loss from continuing operations	(7,540)	(3,409)	(13,945)	(6,303)
Net loss	(7,525)	(3,394)	(18,321)	(10,679)

Basic and diluted loss per share:
Continuing operations	$(0.15)	$(0.07)	$(0.27)	$(0.12)
Discontinued operations	—	—	(0.09)	(0.09)
Total	$(0.15)	$(0.07)	$(0.36)	$(0.21)

(1)          Depreciation on leased gaming equipment has been reclassified to cost of gaming equipment and systems (see Note 1).

	Six Months Ended December 31, 2004
	As previously reported	As restated
	(in 000s)
Statement of Cash Flows
Cash flows used in operating activities	$(7,704)	$(4,262)
Cash flows used in investing activities	(35,324)	(34,489)
Cash flows used in financing activities	(103,925)	(103,925)
Cash flows provided by discontinued operations	1,704	—

3.             DISCONTINUED OPERATIONS

The Company completed the sale of United Coin Machine Co. (“United Coin”) in June 2004 and Video Service Inc. (“VSI”) in October 2004.

The results of these discontinued operations are presented net of applicable income taxes within loss from discontinued operations in the accompanying condensed consolidated statements of operations.

During the three month period ended December 31, 2004, a Federal District Court jury reached a verdict in a patent infringement case filed by Action Gaming, Inc. (“AGI”) and International Game Technology (“IGT”). The jury awarded AGI and IGT an aggregate of approximately $7.4 million in damages related to a single, optional feature offered in certain multi-hand poker games provided solely by United Coin.   See Note 13, Commitments and Contingencies, for a description of the related litigation.

Operating results for the discontinued operations include VSI and United Coin.  Summary operating results are as follows:

	Three Months Ended December 31, 2004	Six Months Ended December 31, 2004
	(in 000s)
Net revenues	$559	$4,514
Operating income (loss)	(129)	358
Loss on litigation settlement, Nevada Route	—	(7,356)
Income tax benefit	38	2,516
Income (loss) from discontinued operations	$15	$(4,376)

4.       EARNINGS PER SHARE

The computation of basic and diluted loss per share from continuing operations and discontinued operations and loss applicable to common shares are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(in 000s, except per share amounts)
Loss from continuing operations	$(8,903)	$(3,409)	$(17,282)	$(6,303)
Income (loss) from discontinued operations	—	15	—	(4,376)
Net loss	$(8,903)	$(3,394)	$(17,282)	$(10,679)

Weighted average common shares outstanding	52,138	51,010	52,138	50,988

Loss per basic and diluted share:
Continuing operations	$(0.17)	$(0.07)	$(0.33)	$(0.12)
Discontinued operations	—	—	—	(0.09)
Total	$(0.17)	$(0.07)	$(0.33)	$(0.21)

Certain securities were excluded from the diluted loss per share calculation because their inclusion would be anti-dilutive due to the reported net loss.  Such securities consist of the following:

	Three and Six Months Ended December 31,
	2005	2004
	(in 000s)
Stock options	9,147	6,185
Warrants	100	100
Restricted stock units	554	534
Total	9,801	6,819

As of December 31, 2005 and 2004, the Company also had certain related party debt outstanding which is convertible into common stock at the Company’s discretion, the potential dilution from which has not been included in the diluted loss per share computation due to the reported net loss.  Assuming the conversion occurred on December 31, 2005 and 2004, 1.1 million and 2.2 million shares would have been outstanding as a result of the conversion.

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

The following table presents share-based compensation expense included in the Company’s condensed consolidated statement of operations:

	Three Months Ended December 31, 2005	Six Months Ended December 31, 2005
	(in 000s)
Selling, general and administrative	$2,882	$5,372
Research and development	265	496
Cost of gaming and equipment	25	46
Share-based compensation expense before tax	3,172	5,914
Income tax benefit	1,110	2,069
Net share-based compensation expense	$2,062	$3,845

Included in share-based compensation expense in the condensed consolidated statements of cash flows for the six month period ended December 31, 2005, is $1.8 million of restricted stock unit amortization.

As of December 31, 2005 there was $22.7 million of total unrecognized compensation expense related to the nonvested stock options which will be recognized over the next 4.5 years.

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

The fair value of each option granted during the corresponding period was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Weighted Average:
Expected option term (in years) (1)	6.25	6.25	6.37	6.25
Expected volatility factor	61.56%	62.00%	62.01%	62.00%
Risk-free interest rate	4.18%	3.50%	3.74%	3.50%
Expected annual dividend yield	—%	—%	—%	—%

(1)          The option term was determined using the short-cut method for estimating expected option life.

Current period stock option activity as of and for the six months ended December 31, 2005 is summarized below:

	Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)	(per share)	(years)	(in 000s)
Balance outstanding as of June 30, 2005	8,196	$14.72		$18,224
Granted	1,213	13.51
Exercised	(14)	12.20
Forfeited or expired	(248)	19.29
Balance outstanding as of December 31, 2005	9,147	$14.44	6.53	$14,757

Exercisable as of December 31, 2005	5,218	$16.14	5.28	$10,031

Current period restricted stock and RSU activity as of and for the six months ended December 31, 2005 is summarized below:

		Weighted Average
	Shares	Grant Date Fair Value
	(in 000s)	(per share)
Balance outstanding as of June 30, 2005	554	$15.87
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Balance outstanding as of December 31, 2005	554	$15.87

Exercisable as of December 31, 2005	214	$15.50

The following is additional information about stock options exercised, granted and vested during the period:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(in 000s, except per share amounts)
Weighted average fair value per share:
Options granted	$7.73	$7.03	$8.33	$7.86
Options vested	$7.54	$8.03	$7.90	$8.41

Exercises under all share-based payment arrangements:
Total intrinsic value	$—	$231.9	$36.0	$1,093.0
Cash received	$—	$72.5	$176.2	$708.0
Tax benefit realized	$—	$179.6	$30.9	$854.1

Prior to July 1, 2005, the Company accounted for share-based compensation to employees in accordance with APB Opinion No. 25, and accordingly, did not recognize compensation expense for employee share-based awards for the three and six month periods ended December 31, 2004, as the exercise price of the Company’s employee stock awards equaled the market price of the underlying stock on the date of grant.

The Company had previously adopted the provisions of SFAS No. 123, as amended by SFAS No. 148 through disclosure only. The following table illustrates the effects on net loss and loss per share for the three months ended December 31, 2004, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based employee awards:

	Three Months Ended December 31, 2004	Six Months Ended December 31, 2004
	(in 000s, except per share amounts)
Reported net loss	$(3,394)	$(10,679)
Reported share-based compensation, net of tax	412	412
Pro forma share-based compensation, net of tax	(2,143)	(3,830)
Pro forma net loss	$(5,125)	$(14,097)
Basic and diluted loss per share:
As reported	$(0.07)	$(0.21)
Pro forma	$(0.10)	$(0.28)

6.         GOODWILL AND INTANGIBLE ASSETS

Finite lived intangible assets

Substantially all of the Company’s recorded intangible assets are subject to amortization.  Finite lived intangible assets are comprised of the following:

	December 31, 2005	June 30, 2005
	(in 000s)
Amortizable intangible assets:
Patents and gaming related products	$32,044	$31,083
Less: accumulated amortization	(7,219)	(5,202)
	24,825	25,881

Licenses and other	31,290	30,440
Less: accumulated amortization	(14,745)	(12,154)
	16,545	18,286

Total	$41,370	$44,167

Indefinite lived intangible assets

The carrying amount of indefinite lived intangibles as of June 30, 2005 and December 31, 2005 was $5,284,000.

Goodwill

Changes in the carrying amount of goodwill for the six month period ended December 31, 2005, are as follows:

(in 000s)
Balance at June 30, 2005	$161,444
Tax refund related to an acquisition	(346)
Foreign currency translation adjustment	(153)
Balance at December 31, 2005	$160,945

In March 2004, the Company acquired Sierra Design Group (“SDG”).  During the six month period ended December 31, 2005, the Company received a federal tax refund related to SDG’s pre-acquisition operations, which had not previously been recorded as an income tax receivable, and therefore, the cash received was recorded as an adjustment to goodwill.

Amortization of Intangibles

Aggregate amortization expense totaled $2.6 million and $2.6 million, and $5.3 million and $4.6 million for the three and six month periods ended December 31, 2005 and 2004, respectively.  Future amortization of intangible assets is scheduled as follows:

(in 000s)
2006	$4,652
2007	7,983
2008	5,762
2009	5,132
2010	4,753
Thereafter	13,088
Total	$41,370

7.         LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,	June 30,
	2005	2005
	(in 000s)
Term loan facility	$313,132	$314,882
Related party debt (see Note 8)	18,237	19,206
Other, generally unsecured	713	1,029
Long-term debt	332,082	335,117
Less current maturities	9,250	10,163
Long-term debt, less current maturities	$322,832	$324,954

The Company’s debt structure at December 31, 2005 consists primarily of a term loan facility, a $75.0 million revolving credit facility, which is limited by a current leverage ratio and debt owed to related parties. The term loan requires principal reductions of approximately 1% per annum paid quarterly, with a balloon payment due in September 2009.  The revolving credit facility commitment reduces annually until it comes due in September 2008.  Based on the current leverage ratio at December 31, 2005, the Company had approximately $15.4 million of availability under the revolving credit facility; however, there were no borrowings outstanding under the revolving credit facility.  As of December 31, 2005, the interest rate in effect on the term loan was 10.75%, which was determined based on the interest rate formula of PRIME plus 1.75% plus a 2.00% default rate. On January 3, 2006 and July 3, 2006, the Company initiated its next LIBOR-based term loan interest rate periods (for a term of six months) based on the interest rate formula of LIBOR plus 3.50% and 3.75%, respectively, which was 8.18% and 9.33%, respectively.

The term loan and the revolving credit facility are collateralized by substantially all of the Company’s domestic property and are guaranteed by each of the Company’s domestic subsidiaries, other than the entity that holds the Company’s interest in its Mississippi operations, and are secured by a pledge agreement. The loan agreement governing the term loan and the revolving credit facility (the “Loan Agreement”) contains a number of maintenance and other significant covenants that, among other things, restrict the ability of the Company and the ability of certain of its subsidiaries to dispose of assets, incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of the Company’s subsidiaries, engage in mergers or acquisitions or certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities.  The Company was in compliance with these covenants as of December 31, 2005.

As of December 31, 2005, the Company was also in compliance with its financial covenants consisting of a leverage ratio, a fixed charges coverage ratio and a minimum of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (as EBITDA is defined in the Loan Agreement). The leverage ratio is computed as total average debt outstanding during the quarter divided by the trailing 12 months EBITDA, excluding certain cash and non-cash charges. The Company’s leverage ratio as of December 31, 2005 was 4.3 times versus a maximum allowable of 4.5 times. The maximum allowable leverage ratio declines to 4.25 as of March 31, 2006, 4.00 as of September 30, 2006, 3.75 as of December 31, 2006 and 3.50 as of September 30, 2007, through the remaining term of the Loan Agreement.

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

The Company’s related party debt, which totaled approximately $18.2 million as of December 31, 2005, consists primarily of the debt owed to the former principals of SDG, Micro Clever Consulting (“MCC”) and MindPlay LLC (“MindPlay”).  See Note 8, Related Party Transactions, below regarding related party debt.

8.             RELATED PARTY TRANSACTIONS

In the past two years, the Company completed the acquisition of all of the assets of MCC and SDG and substantially all of the assets and liabilities of MindPlay.  In each acquisition, a portion of the consideration included subordinated debt issued to the former principals of each business.  Certain of the former principals are now employees of the Company, and therefore, such debt is considered to be owed to related parties.  The interest rates on the outstanding debt range from a variable rate of LIBOR plus 2% to a fixed rate of 6%.  See the tables below for outstanding debt and interest rates as of December 31, 2005 and June 30, 2005.

	As of December 31, 2005		As of June 30, 2005
	Interest Rate	Outstanding Debt	Interest Rate	Outstanding Debt
	(in 000s)
SDG	4.42%	$14,000	4.42%	$14,000
MindPlay	6.00%	4,000	6.00%	4,000
MCC	6.84%	237	6.00%	1,206
Related party debt		18,237		19,206
Less current maturities		5,037		6,006
Related party debt, less current maturities		$13,200		$13,200

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

(“Shuffle Master”) and IGT which are described below in Note 13, Commitments and Contingencies.  Pursuant to the acquisition agreement, the Company is entitled to indemnification with respect to 50% of all of the Company’s damages (including reasonable attorneys’ fees) incurred in connection with the lawsuit, and is entitled to offset such amount against any amounts due under the $4.0 million note payable. In March 2006, the Company paid the selling shareholders of MindPlay $1.0 million under the promissory note and the parties agreed to cancel the note.  The parties agreed to settle the remaining $3.0 million obligation pending the outcome of the patent lawsuit.

	Total Interest Expense for the Three Months Ended December 31,		Total Interest Expense for the Six Months Ended December 31,
	2005	2004	2005	2004
	(in 000s)
SDG	$160	$—	$319	$—
MindPlay	72	98	143	159
MCC	9	30	22	56

Accrued interest totaled $0.7 million and $0.3 million as of December 31, 2005 and June 30, 2005, respectively.

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

The Company also leases a warehouse and office facility from an entity owned by Mr. Robert Luciano, a former principal of SDG and the Company’s Chief Technology Officer.  Rental payments totaled $103,000 and $206,000 and $137,000 and $240,000 for the three and six month periods ended December 31, 2005 and 2004, respectively.

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

The table below presents information as to the Company’s revenues and operating loss by segment:

	Three Months Ended December 31,		Six Months Ended December 31
	2005	2004	2005	2004
	(in 000s)
Revenues:
Gaming Equipment and Systems	$113,961	$111,666	$208,756	$218,471
Casino Operations	14,492	12,769	26,047	25,605
Total revenues	$128,453	$124,435	$234,803	$244,076

Inter-segment revenues:
Gaming Equipment and Systems	$214	$84	$303	$256
Casino Operations	—	—	—	—
Total inter-segment revenues	$214	$84	$303	$256

Operating income (loss):
Gaming Equipment and Systems	$(4,817)	$(1,694)	$(6,245)	$(983)
Casino Operations	5,107	4,082	8,428	7,878
Corporate/other	(6,785)	(4,740)	(13,480)	(10,490)
Total operating income (loss)	$(6,495)	$(2,352)	$(11,297)	$(3,595)

The Company’s operations are based primarily in the United States with sales and distribution offices in Europe and South America.

The table below presents information as to the Company’s revenues and operating loss by geographic region:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(in 000s)
Revenues:
United States	$120,172	$116,980	$221,277	$231,237
Europe	4,749	3,828	8,204	6,538
Other foreign	3,532	3,627	5,322	6,301
Total revenues	$128,453	$124,435	$234,803	$244,076

Operating income (loss):
United States	$(6,028)	$(664)	$(10,383)	$(1,065)
Europe	(643)	(2,264)	(1,195)	(3,602)
Other foreign	176	576	281	1,072
Total operating income (loss)	$(6,495)	$(2,352)	$(11,297)	$(3,595)

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

(in 000s)
Beginning balance at June 30, 2005	$1,290
Amounts paid	(744)
Ending balance at December 31, 2005	$546

11.          COMPREHENSIVE LOSS

The following is a reconciliation of the Company’s reported comprehensive loss:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(in 000s)
Net loss	$(8,903)	$(3,394)	$(17,282)	$(10,679)
Currency translation adjustments	(114)	(162)	(157)	6
Comprehensive loss	$(9,017)	$(3,556)	$(17,439)	$(10,673)

12.          SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information is related to the condensed consolidated statements of cash flows:

	Six Month Ended December 31,
	2005	2004
	(in 000s)
Cash paid for interest	$14,041	$7,218
Cash paid for income taxes	2,289	3,057

Non-cash investing and financing transactions:
Transfer property, plant and equipment to inventory	$7,891	$3,423
Foreign currency translation	(134)	493

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

During the six months ended December 31, 2005, the Company accrued $1.3 million related to the anticipated settlement of the class action litigation and the March 27, 2006 derivative suit.  The Company also accrued approximately $0.5 million for legal fees related to the litigation in the six months ended December 31, 2005, which totaled $1.9 million for the fiscal year ended June 30, 2006.

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

The Company is also a party to various lawsuits relating to routine matters incidental to its business.  Except as described above, management does not believe the outcome of such litigation, individually or in the aggregate,  will have a material adverse effect on the Company’s financial position or results of operations.

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

In accordance with the Company’s accounting policy, during the fiscal quarter ended June 30, 2006, the Company evaluated the carrying value of goodwill and other intangible assets and determined that certain intangible assets were impaired.  As a result, the Company expects to record an impairment charge of approximately $5.5 to $6.5 million in the fourth quarter of fiscal year 2006.

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

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with a brief description of the restatement, as well as an overview of our key operating business divisions and significant trends.  This overview is followed by a detailed analysis of our results of operations and our financial condition as of, and for, the three and six month periods ended December 31, 2005.

Forward-Looking Statements

Certain matters in this Quarterly Report on Form 10-Q for the three and six month periods ended December 31, 2005 and our other filings with the SEC, including, without limitation, certain matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Quantitative and Qualitative Disclosures about Market Risk, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby.  Those statements reflect the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, future events and financial trends affecting the Company.

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

Restatement

The condensed consolidated statements of operations and cash flows for the three and six month periods ended December 31, 2004, have been restated. The restatement related primarily to revenue recognition, accounting for inventory costs and other miscellaneous adjustments that were the result of certain accounting errors, as more fully discussed in Note 2 to the unaudited condensed consolidated financial statements.  The financial information set forth in the following Management’s Discussion and Analysis gives effect to the restatement.

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

We believe the growth of the Gaming Equipment and Gaming Operations divisions is dependent on providing new titles and technologies with high entertainment value to casino patrons.  We spent approximately 9% of our revenue for the six months ended December 31, 2005 on research and development to accelerate the use of technology in our gaming products.

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

Our Rainbow Casino is one of four casinos currently operating in the Vicksburg, Mississippi market and is run through our Casino Operations division. The casino, which has approximately 12 table games and approximately 905 gaming devices, draws customers primarily from a 75-mile radius surrounding Vicksburg, which includes Jackson, Mississippi.  While a number of properties located on the gulf coast sustained heavy damage during the 2005 hurricane season, our casino did not sustain any significant damage.  Although it was temporarily closed following Hurricane Katrina, we reopened the property for business within four days of the storm, once power was restored to the general area.  The play levels at our casino have generally increased following the reopening.  The Company announced in October 2006 that it is evaluating alternatives with respect to the possible sale of the Rainbow Casino.  There can be no assurance that the Company will complete the sale of the Rainbow Casino.

Results of Operations

Our results of operations include the accounts of Bally Technologies, Inc., and its wholly-owned and partially-owned subsidiaries.  We report our revenue and income in two segments, the Bally Gaming Equipment and Systems segment, which includes our Gaming Equipment, Systems and Gaming Operations divisions, and our Casino Operations segment.  Revenue from our Bally Gaming and Systems segment represents approximately 89% of our total revenues.  The table below sets forth our consolidated results of operations for the three months and six month periods ended December 31, 2005 and 2004.

	Three Months Ended December 31,					Six Months Ended December 31,
	2005	% Rev	2004	% Rev	Increase/ (Decrease)	2005	% Rev	2004	% Rev	Increase/ (Decrease)
	(dollars in millions)
Revenues	$128.4	100%	$124.5	100%	3%	$234.8	100%	$244.1	100%	(4)%
Gross profit	$58.3	45%	$53.8	43%	8%	$111.4	47%	$113.8	47%	(2)%
Operating loss	$(6.5)	(5)%	$(2.4)	(2)%	171%	$(11.3)	(5)%	$(3.6)	(1)%	214%
Loss from continuing operations	$(8.9)	(7)%	$(3.4)	(3)%	162%	$(17.3)	(7)%	$(6.3)	(3)%	175%
Loss from discontinued operations	$—	—%	$—	—%	—%	$—	—%	$(4.4)	(2)%	(100)%
Net loss	$(8.9)	(7)%	$(3.4)	(3)%	162%	$(17.3)	(7)%	$(10.7)	(4)%	62%

Bally Gaming Equipment and Systems

The summary financial results and operating statistics for our Bally Gaming Equipment and Systems segment for the three month and six month periods ended December 31, 2005 and 2004 are as follows:

	Three Months Ended December 31,					Six Months Ended December 31,
	2005	% Rev	2004	% Rev	Increase/ (Decrease)	2005	% Rev	2004	% Rev	Increase/ (Decrease)
	(dollars in millions)
Revenues
Gaming Equipment	$54.1	47%	$55.8	50%	(3)%	$91.4	44%	$106.3	49%	(14)%
Systems	25.0	22%	25.5	23%	(2)%	45.6	22%	48.8	22%	(7)%
Gaming Operations	34.9	31%	30.4	27%	15%	71.8	34%	63.4	29%	13%
Total revenues	$114.0	100%	$111.7	100%	2%	$208.8	100%	$218.5	100%	(4)%

Gross margin
Gaming Equipment	$15.5	29%	$8.5	15%	82%	$24.7	27%	$24.0	23%	3%
Systems	19.6	78%	19.7	77%	(1)%	37.3	82%	38.5	79%	(3)%
Gaming Operations	13.6	39%	17.4	57%	(22)%	32.6	45%	35.1	55%	(7)%
Total gross margin	$48.7	43%	$45.6	41%	7%	$94.6	45%	$97.6	45%	(3)%

Selling, general and administrative	$37.1	33%	$33.1	30%	12%	$69.5	33%	$68.4	31%	2%
Research and development costs	10.7	9%	10.3	9%	4%	21.0	10%	22.1	10%	(5)%
Restructuring charges	—	—%	—	—%	—%	—	—%	0.9	—%	(100)%
Depreciation and amortization	5.7	5%	3.9	3%	46%	10.3	5%	7.2	3%	43%
Operating income (loss)	$(4.8)	(4)%	$(1.7)	(2)%	182%	$(6.2)	(3)%	$(1.0)	—%	520%

	Three Months Ended December 31,			Six Months Ended December 31,
	2005	2004	Increase/ (Decrease)	2005	2004	Increase/ (Decrease)
Operating Statistics:
New gaming devices sold	3,663	2,677	37%	6,463	6,734	(4)%
OEM units sold	305	2,657	(89)%	326	2,907	(89)%
New unit average selling price	$10,921	$10,290	6%	$10,802	$10,425	4%

Gaming monitoring units installed base	266,000	280,000	(5)%	266,000	280,000	(5)%
Casino management systems installed base	532	220	142%	532	220	142%
Systems managed cashless games	161,000	109,000	48%	161,000	109,000	48%

End of period installed base:
Wide-area progressive	1,305	1,746	(25)%	1,305	1,746	(25)%
Daily-fee games	10,107	8,768	15%	10,107	8,768	15%
Centrally determined games	23,631	17,725	33%	23,631	17,725	33%

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

Total revenues for our Bally Gaming Equipment and Systems segment increased $2.3 million, or 2%, for the three months ended December 31, 2005 as compared to the corresponding period in the prior year.  This increase was primarily the result of an increase in revenues from our Gaming Operations division of approximately 15%, which was offset by both a decrease in Gaming Equipment division revenue of approximately 3% and a decrease in Systems division revenue of 2%.  A more detailed description of the fluctuations in revenues of each Bally Gaming Equipment and Systems division set forth below.

Selling, general and administrative expenses for the segment increased by $4.0 million for the three months ended December 31, 2005 as compared to the corresponding period in the prior year.  This increase was primarily attributed to an increase in payroll and related expenses of $3.9 million, $1.6 million of which was associated with share-based compensation expenses charged to this segment as a result of the adoption of SFAS No. 123R, as more fully discussed in Note 5 to the condensed consolidated financial statements. Salaries and wages increased by 8% and contributed approximately to $1.3 million to the additional payroll and related expenses due to an increase in the number or employees.  Legal fees increased by $0.9 million in connection with SEC reporting matters primarily related to the restatement of previously issued financial statements.  These amounts were partially offset by a decrease in marketing expenses of $1.3 million related to the timing of certain trade show events.

Research and development costs for the segment increased by $0.4 million, or 4%, for the three months ended December 31 2005, as compared to the corresponding period in the prior year.  This increase was the result of an 11% increase in the number of employees for the three month period ended December 31, 2005, as compared to the corresponding period in the prior year.

Depreciation and amortization expense increased by $1.8 million, or 46%, for the three months ended December 31, 2005, as compared to the corresponding period in the prior year, primarily due to a change in the estimated useful life and salvage values for certain assets classified as leased gaming equipment.  This change in estimate resulted in a $1.0 million increase in depreciation expense for the three months ended December 31, 2005.  The remaining increase in depreciation expense was a result of higher capital expenditures incurred during the prior twelve month period.

Gaming Equipment.  Revenues from our Gaming Equipment division decreased by $1.7 million, or 3%, for the three months ended December 31, 2005, as compared to the corresponding period in the prior year.  This was primarily a result of the decrease in overall sales to original equipment manufacturers (“OEMs”) from 2,657 units for the three months ended December 31, 2004 to 305 units in the current quarter. Sales of OEM products vary significantly from period to period and are based on deployments by our OEM customers. The decrease in OEM units sold was partially offset by an increase of 986 new gaming units sold in the current quarter.  Additionally, the average selling price of new gaming units increased $631, or 6%, which reflected higher sales of games built on the ALPHA OS platform, which generally has a higher per unit price than our legacy products.

Gross margin improved from 15% in the prior year quarter to 29% in the quarter ended December 31, 2005. This increase was primarily due to a reduction in inventory impairment charges of $7.0 million from $11.1 million at December 31, 2004 to $4.1 million at December 31, 2005.  Additionally, gross margin was higher as a result of an increase in the average selling price of new gaming units sold.

Systems.  Revenues from our Systems division decreased by $0.5 million, or 2%, for the three months ended December 31, 2005, as compared to the corresponding period in the prior year.  This decrease was primarily due to a reduction in revenue recognized from extended payment terms of $1.9 million as a result of the early payoff of an extended payment term contract during the three month period ended December 31, 2004 and a $4.2 million decrease in hardware sales due to the timing of certain system installations.  No such early payoff occurred in the current period.  This decrease was offset by higher sales attributable to international markets, totaling $1.5 million, coupled with an increase in CMP software and service revenues of $1.3 million.

Gross margin from the Systems division remained relatively consistent at 78% for the three months ended December 31, 2005, as compared to 77% for the three months ended December 31, 2004.

Gaming Operations.  Revenues from the Gaming Operation division increased by $4.5 million, or 15%, for the three months ended December 31, 2005, as compared to the corresponding period in the prior year.  The increase in revenue was primarily a result of the following factors:

•                  A $5.5 million, or 51%, increase in revenues derived from centrally determined games as the result of additional installations of our Class II units;

•                  A $0.3 million increase in revenues derived from the consolidation of variable interest entities; and

•                  A $0.1 million increase in revenues as a result of the increased base of daily fee games.

These increases were partially offset by a reduction in wide area progressive revenues of $1.2 million resulting from a 12% decrease in the installed base of games during the period.

Gross margin, which includes depreciation and amortization expense of $11.4 million and $6.9 million for the three months ended December 31, 2005 and 2004,  declined to 39% for the three months ended December 31, 2005, from 57% in the corresponding period in 2004.  This was primarily a result of a change in the estimated useful life and salvage values for certain gaming equipment used in the Gaming Operations division.  During the three months ended December 31, 2005, this reassessment resulted in a $5.8 million increase in depreciation expense charged to cost of gaming equipment and systems.

Six Months Ended December 31, 2005 Compared to Six Months Ended December 31, 2004

Total revenues for our Bally Gaming Equipment and Systems segment decreased $9.7 million, or 4%, for the six months ended December 31, 2005, as compared to the corresponding period in the prior year.  This decrease was primarily the result of a decrease in revenues from our Gaming Equipment and Systems divisions of approximately 14% and 7%, respectively.  These decreases were offset by higher Gaming Operations division revenues of $8.4 million, or 13%.  A more detailed description of the fluctuations in revenues of each of Bally Gaming and Systems division is set forth below.

Selling, general and administrative expenses for the segment increased by $1.1 million, or 2%, for the six months ended December 31 2005, as compared to the corresponding period for in the prior year, which included $0.9 million of restructuring charges.  This increase was primarily attributed to an increase in payroll and related expenses of $3.1 million, all of which was associated with share based compensation expenses charged to this segment as a result of the adoption of SFAS No. 123R, as more fully discussed in Note 5 to the condensed consolidated financial statements.

Research and development costs for the segment decreased by $1.1 million, or 5%, for the six months ended December 31 2005, as compared to the corresponding period in the prior year.  This decrease was a result of the elimination of certain costs tied to the completion and successful deployment of the ALPHA OS products and related game content as well as a reduction in spending on our legacy products.  This decrease was partially offset by an increase in the number of employees during the latter half of the current period.

Depreciation and amortization expense increased by $3.1 million, or 43%, for the six months ended December 31, 2005, as compared to the corresponding period of in the prior year primarily due to a change in the estimated useful life and salvage values for certain assets classified as leased gaming equipment. This change in estimate resulted in a $1.0 million increase in depreciation expense for the six months ended December 31, 2005.  The remaining increase in depreciation expense was a result of higher capital expenditures incurred during the prior twelve month period.

Gaming Equipment.  Revenues from our Gaming Equipment division decreased by $14.9 million, or 14%, for the six months ended December 31, 2005, as compared to the corresponding period in the prior year.  This was primarily a result of an 89% decrease in sales to OEMs from 2,907 units for the six months ended December 31, 2004 compared to 326 units in the current year period. Sales of such OEM products vary significantly from period to period and are based on deployments by our OEM customers. A decrease in new gaming units sold of 271 units, from 6,734 units in the six months ended December 31, 2004 to 6,463 units in the corresponding period of the current year, also contributed to overall decrease in revenues.  This decrease was partially offset by an increase in the average selling price of new gaming units to $377 which reflected higher sales of games built on the ALPHA OS platform, which generally has a higher per unit price than our legacy products.

Gross margin improved from 23% in the prior six month period to 27% for the six months ended December 31, 2005. This increase was primarily due to a reduction in inventory impairment charges of $8.0 million for the six months ended December 31, 2005, compared to $14.6 million for the corresponding period in the prior year.

Systems.  Revenues from our Systems division decreased by $3.2 million, or 7%, for the six months ended December 31, 2005, as compared to the corresponding period in the prior year.  This decrease was primarily due to a reduction in revenue recognized from extended payment terms of $2.3 million as a result of the early payoff of an extended payment term contract during the six months ended December 31, 2004 and a $4.4 million decrease in hardware sales due to the timing of certain system installations.  No such payoff occurred in the current period.   This decrease was partially offset by a $3.3 million increase in both CMP software and international sales of our systems products.

Gross margin from our Systems division improved to 82% for the six months ended December 31, 2005 from 79% in the corresponding prior period.  This increase was primarily due to the increase in software sales and maintenance revenue that produce higher margins as compared to other components such as hardware sales.

Gaming Operations. Revenues from our Gaming Operation division increased by $8.4 million, or 13%, for the six months ended December 31, 2005, as compared to the corresponding period in the prior year.  The increase in revenue was primarily a result of the following factors:

•                  A $7.7 million, or 34%, increase in revenues derived from centrally determined games as the result of additional installations of our Class II machines; and

•                  A $2.9 million increase in revenues derived from the consolidation of variable interest entities.

These increases were offset by a decrease in wide area progressive revenue of $2.1 million as a result of the decrease in the installed base of games during the period.

Gross margin, which includes depreciation and amortization expense of $18.1 million and $13.3 million for the six months ended December 31, 2005 and 2004, declined to 45% for the six months ended December 31, 2005, from 55% in corresponding period in the prior year.  This was primarily a result of a change in the estimated useful life and salvage values for certain gaming equipment used in the Gaming Operations division.  During the six months ended December 31, 2005, this reassessment resulted in a $5.8 million increase in depreciation expense charged to cost of gaming equipment and systems.

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

The summary of our financial results and operating statistics for our Casino Operation are as follows:

	Three Months Ended December 31,			Six Months Ended December 31,
	2005	2004	Increase/ (Decrease)	2005	2004	Increase/ (Decrease)
	(dollars in millions)
Revenue	$14.4	$12.8	13%	$26.0	$25.6	2%

Gross margin	$9.5	$8.2	16%	$16.8	$16.2	4%
Selling, general and administrative	$3.5	$3.3	6%	$6.6	$6.7	(1)%
Depreciation and amortization	$0.9	$0.8	13%	$1.8	$1.6	13%
Operating income	$5.1	$4.1	24%	$8.4	$7.9	6%

Operating statistics:
Average number of gaming devices	905	930	(3)%	921	930	(1)%
Average number of table games	12	12	—%	12	12	—%

Three and Six Months Ended December 31, 2005 Compared to Three and Six Months Ended December 31, 2004

Casino Operations revenue improved 13% and 2% for the three and six month periods ended December 31, 2005, respectively, as compared to the corresponding periods in the prior year.  The increases were attributable to the fact that, unlike in respect of our competitors’ properties, our property did not sustain any significant damage in connection with the Gulf Coast hurricanes in August and September 2005.

Overall gross margins, selling, general and administrative expenses as a percentage of revenue improved for both the three and six month periods ended December 31, 2005, as a result of costs remaining fairly stable while revenue improved, as mentioned above. Depreciation and amortization expense increased slightly to $0.9 million and $1.8 million, respectively, as a result of additions and renovations during the fiscal year ended June 30, 2005.

Parent Company

The summary financial results of Bally Technologies, Inc., our parent entity, are set forth below.  These results also include certain other income and expenses that are otherwise not allocated to a specific business segment.

	Three Months Ended December 31,			Six Months Ended December 31,
	2005	2004	Increase/ (Decrease)	2005	2004	Increase/ (Decrease)
	(dollars in millions)
Selling, general and administrative	$6.5	$4.3	51%	$12.8	$9.8	31%
Depreciation and amortization	0.3	0.4	(25)%	0.7	0.7	—%
Total Parent Company expense	$6.8	$4.7	45%	$13.5	$10.5	29%

Operating income (expense)
Interest income	$0.6	$1.1	(45)%	$1.5	$1.9	(21)%
Interest expense	(7.3)	(3.8)	92%	(13.2)	(7.8)	69%
Loss on extinguishment of debt	—	(0.6)	(100)%	—	(0.6)	(100)%
Other, net	(0.2)	0.5	(140)%	(0.5)	0.8	(163)%
Total other income (expense)	$(6.9)	$(2.8)	146%	$(12.2)	$(5.7)	114%

Income tax benefit	$4.7	$2.9	62%	$8.8	$4.6	91%
Minority interest	$(0.2)	$(1.1)	82%	$(2.6)	$(1.6)	(63)%

Three Month and Six Months Ended December 31, 2005 Compared to Three Month and Six Months Ended December 31, 2004

Our selling, general and administrative expenses at the parent company level increased $2.2 million and $3.0 million, respectively, for the three and six month periods ended December 31, 2005, as compared to the corresponding periods in the prior year.  These increases were a result of the following:

•                  The accrual of $1.8 million in fiscal 2005 related to the anticipated settlement of class action litigation;

•                  An increase in professional fees of $1.4 million and $2.4 million, respectively, primarily attributable to the restatement of previously issued financial statements; and

•                  Share-based compensation expense charged to this segment of $1.0 million and $2.2 million, respectively, as a result of the adoption of SFAS No. 123R.

These increases were partially offset by the following:

•                  A decrease in salary and wages of $0.1 million and $1.4 million, respectively, due to the reclassification of certain employees to our Bally Gaming Equipment and Systems segment as well as a reduction in costs related to the prior year restructuring.

Minority interest  increased, primarily as a result of the consolidation of certain variable interest entities. Finally, interest expense for the three and six month periods ended December 31, 2005 totaled $7.3 million and $13.2 million, respectively, compared to $3.8 million and $7.8 million in the prior year periods.  The increase in interest expense was a result of higher interest rates in effect in the current periods as well as a charge of $0.7 million in default interest (see Note 7 Long-Term Debt, of the Notes to Condensed Consolidated Financial Statements).

The effective income tax rate for the six month period ended December 31, 2005 was 34% as compared to 42% for the corresponding period in 2004.  The effective tax rate for the six months ended December 31, 2005 was affected by our adoption of SFAS No. 123R and the resulting non-deductible share-based compensation expense recognized for book purposes, the expiration of the research and development tax credits on our federal tax return for the last half of fiscal year 2006 and reserves applied to certain deferred tax assets from foreign losses.

Significant Items Affecting Comparability

Certain significant items affect the comparability of financial statements from the three month and six month periods ended December 31, 2005, to the corresponding periods in the previous fiscal year.  These items are discussed below.

Inventory and asset write-downs.  We perform detailed inventory valuation procedures at least quarterly.  This process includes examining the carrying values of new and used gaming devices, parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose).  Some of the factors involved in this analysis include the overall levels of our inventories, the current and projected sales levels for such products, the projected markets for such products both domestically and internationally, the costs required to sell the products including refurbishment costs and importation costs for international shipments, and the overall projected demand for products.

During fiscal year 2005 we faced declining demand for gaming devices based on our legacy platform, and therefore, we continually assessed this particular portion of our inventory.  In October 2004, we made the strategic decision to move to our new Alpha video platform, which was made commercially available in April 2005 in most markets.

The decision to move our gaming devices to the new video platform, the targeting of used equipment for non-domestic markets, and the consolidation of certain warehouses all led to accelerated disposals of legacy products. This process has required continual updating of estimates for the net realizable value of inventories due to the subjectivity involved in projecting sales volumes, used game sales values, refurbishment costs, and customer demand in non-domestic jurisdictions.  As a result of our ongoing analysis of inventory valuations, we have recorded inventory and related asset write-downs totaling $11.1 million and $14.6 million during the three and six month periods ended December 31, 2004.  During the three and six month periods ended December 31, 2005, we recorded additional inventory write-downs totaling $4.1 million and $8.0 million, respectively.  We continue to hold a significant number of used gaming devices, therefore, there can be no assurances that further write-downs will not occur in subsequent periods.

Severance charges.  As part of a review of our operations, we reduced our workforce during the six months ended December 31, 2004.  As a result of these reductions, we incurred severance charges totaling $1.4 million during the six month period ended December 31, 2004.  No such severance charges were incurred in the six months ended December 31, 2005.

Discontinued Operations. During fiscal year 2004, we disposed of our Nevada route operations and our Rail City Casino.  In fiscal year 2005, we sold our Louisiana route operations.

The gain previously recorded in June 2004 on the sale of our Nevada route operations was subsequently adjusted during the three months ended September 30, 2004, for charges incurred with respect to an adverse outcome in a patent infringement case totaling $4.7 million, net of tax.  This amount is included in the discontinued operations section of our statement of operations.  Our Louisiana operations also contributed a net profit of $0.7 million and $1.1 million for the three and six month periods ended December 31, 2004, which is also included in discontinued operations.

Financial Condition

Liquidity

As of December 31, 2005, we had $24.6 million in consolidated cash and cash equivalents which included approximately $3.8 million of cash utilized in our Casino Operations segment that is held in vaults, cages or change banks.  We had net working capital of approximately $124.8 million, a decrease of approximately $0.4 million from June 30, 2005 levels.  This decrease is discussed in “—Working Capital” below

Pursuant to various state gaming regulations, certain cash accounts are maintained to ensure availability of funds to pay wide-area progressive jackpot awards. At December 31, 2005, these accounts had an aggregate value of approximately $14.3 million, which are classified as restricted cash on our condensed consolidated balance sheets.  In addition, we purchase U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive winnings as an annual or weekly installment payments rather than one lump sum.  These securities are included in restricted long-term investments in the accompanying condensed consolidated balance sheets, and totaled $10.5 million as of December 31, 2005.

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

We entered into a loan agreement that governs our $75.0 million revolving credit facility as well as our term loan.  No amounts were outstanding as of December 31, 2005 under the revolving credit facility.  Our ability to borrow under the revolving credit facility is based on our leverage ratio limit and our compliance with certain other covenants set forth in the loan agreement.  Based on the current leverage ratio, we had approximately $15.4 million of availability under the revolving credit facility as of December 31, 2005, as compared to $26.3 million as of June 30, 2005 which reflects the improved operating results in the 12 month measurement period ending December 31, 2005.

The financial covenants under the loan agreement consist of a leverage ratio, a fixed charges coverage ratio, and a minimum of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (as that term is defined in the loan agreement) ratio.  The leverage ratio is computed as total average debt outstanding during the quarter divided by the trailing 12 months EBITDA, excluding certain cash and non-cash charges, and is further adjusted to remove EBITDA from discontinued operations at the time those operations are sold.  Our leverage ratio as of December 31, 2005 was 4.3 times versus the covenant maximum of 4.5 times.   We were in compliance with all financial covenants as of December 31, 2005.

In October 2006, we executed an amendment to our bank loan agreement, which, among other things, (i) extended the due date for the  delivery of our audited financial statements for the fiscal year ended June 30, 2006 to December 31, 2006, (ii) provided that we will deliver our quarterly reports on Form 10-Q for the Fiscal Quarters ended September 30, 2005, December 31, 2005 and March 31, 2006 no later than December 31, 2006, (iii) modified the definition of EBITDA to exclude up to $10 million of certain cash charges and (iv) clarified that the definition of EBITDA includes interest income on trade receivables.  We paid an administrative fee of $964,000, which will be expensed in the quarter ended December 31, 2006, in exchange for the concessions granted under the amendment.

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

Management believes that cash flows from current operating activities and the availability under the revolving credit facility will provide us with sufficient capital resources and liquidity to operate our business for at least the next 12 months.  At December 31, 2005, we had no material commitments for capital expenditures.

Working Capital

The following table presents the components of consolidated working capital at December 31, 2005, and June 30, 2005, excluding assets and liabilities of discontinued operations:

	December 31,	June 30,	Increase (decrease)
	2005	2005	Amount	%
	(dollars in 000s)
Current assets:
Cash and cash equivalents	$24,641	$33,170	$(8,529)	(26)%
Restricted cash	14,332	13,421	911	7%
Accounts and notes receivable, net	121,811	97,679	24,132	25%
Inventories	59,015	63,523	(4,508)	(7)%
Income tax receivable	211	—	211	100%
Deferred tax assets	30,848	30,884	(36)	—%
Other current assets	45,913	33,034	12,879	39%
Total current assets	$296,771	$271,711	$25,060	9%

Current liabilities:
Accounts payable	$27,897	$36,807	$(8,910)	(24)%
Accrued liabilities	52,834	43,838	8,996	21%
Deferred revenue	67,370	40,962	26,408	64%
Jackpot liabilities	14,636	13,025	1,611	12%
Taxes payable	—	1,752	(1,752)	(100)%
Current maturities of long-term debt	9,250	10,163	(913)	(9)%
Total current liabilities	171,987	146,547	25,440	17%
Net working capital	$124,784	$125,164	$(380)	—%

For the six month period ended December 31, 2005, working capital decreased $0.4 million primarily as a result of the following:

•                  A $24.1 million net increase in accounts and notes receivable relating to higher revenue levels (both recognized and deferred), driven by the sales of the ALPHA OS based products;

•                  A $4.5 million net decrease in inventory, which resulted from increase in new unit sales (both recognized and deferred) driven by the sales of the ALPHA OS based products;

•                  An increase in other current assets, primarily as a result of: (i) a $19.1 million increase in deferred costs directly related to deferred revenues discussed below, (ii) a decrease in trial games of $2.0 million resulting from the conversion to sale of games previously on trial,  (iii) a decrease in prepaid and other royalties of $2.5 million related to the timing of certain payments,  (iv) a decrease in refundable deposits of $0.6 million as a result the reclass of certain deposits to accounts receivable and (v) a decrease in investments in CD’s maturing greater than 90 days of $1.0 million;

•                  An overall increase in accounts payable and accrued liabilities of $0.1 million primarily as a result of a decrease in account payable which was offset by an increase in accrued liabilities, both as a result of the timing of certain vendor payments;

•                  An increase in jackpot liabilities of $1.6 million primarily due to an increase in the frequencies of jackpots won; and

•                  An increase in deferred revenue of $26.4 million (and $19.1 million in deferred cost of sales) as a result of an increase in transactions that did not meet the revenue recognition requirements of SOP No. 97-2.

Cash Flow Summary

	Six months ended December 31,		Increase (decrease)
	2005	2004	Amount
	(dollars in millions)
Cash flows from:
Operating activities	23,167	(4,262)	27,429
Investing activities	(28,849)	(34,489)	5,640
Financing activities	(2,870)	(103,925)	101,055

During the six month period ended December 31, 2005, cash flows provided by operating activities totaled $23.2 million, as compared to $4.3 million used by operating activities in the corresponding period in the prior year.  The improvement in net cash flows from operations for the six month period is primarily related to:

•                  The use of cash in the prior year period to purchase an appeal bond related to patent litigation ($7.4 million);

•                  An increase of $8.1 million non-cash items such as depreciation and amortization from $22.8 million to  $30.9 million and share-based compensation which increased by $5.4 million from $0.5 million to $5.9 million;

•                  A $48.7 million increase in accounts and notes receivable relating to higher revenue (both recognized and deferred) driven by sales of the ALPHA OS based products, as well as the timing of receivable collections cycle increased;

•                  Timing of vendor payments as the payment cycle to vendors decreased;

•                  An increase in deferred revenue of $34.3 million (and $24.6 million in deferred cost of sales) as a result of an increase in transactions that did not meet the revenue recognition requirements of SOP No. 97-2; and

•                  Inventory activity decreased $26.1 million as a result primarily of the prior year inventory which included several large orders of gaming devices not delivered until after the respective quarter end.

During the six month period ended December 31, 2005, cash flows used in investing activities totaled $28.8 million, as compared to $34.5 million for the corresponding period in the prior year.  This change is primarily the result of:

•                  Capital expenditures of $6.2 million compared to $5.5 million for the corresponding period in the prior year which is the result of a decrease in expenditures for internal software and leasehold improvements;

•                  Costs incurred to deploy additional leased gaming devices totaling $19.9 million compared to $18.0 million in the prior year period resulting from an increase in the total base of recurring games deployed; and

•                  A renegotiated earn-out cash payment of $12.0 million during the six month period ended December 31, 2004.

During the six month period ended December 31, 2005, cash flows used in financing activities totaled $2.9 million as compared to $103.9 million for the corresponding period in the prior year. The prior year quarter financing activities reflected $101.6 million in cash used to repay debt resulting from the sale of certain of our non core assets in the prior year.  The current period cash uses primarily relate to principal payments on long term debt totaling $3.0 million and cash provided from exercise of stock options of $0.2 million.

Contractual Commitments

There were no material changes during the three and six month periods ended December 31, 2005, to our contractual obligations and commitments disclosed in the 2005 10-K.

Critical Accounting Policies

A description of our critical accounting policies can be found within management discussion and analysis of financial condition and results of operation in the 2005 10-K. There were no material changes to those policies during the three month period ended December 31, 2005.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2005, we had total debt of approximately $332.1 million, consisting primarily of the $313.1 million term loan under our senior credit facilities and approximately $19.0 million in other debt.  The interest rate for the term loan is reset every six months.  If the LIBOR rates were to increase or decrease by 100 basis points, with all other factors remaining constant, earnings would decrease or increase by approximately $3.3  million annually, on a pre-tax basis.

Foreign Currency Exchange Rate Risk

Our foreign subsidiaries generally use their domestic currency as their functional currency. A 10% fluctuation in the exchange rates of these currencies against the U.S. dollar would result in a corresponding change in earnings reported in the consolidated group which would have no significant effect on a pre-tax basis.

ITEM 4.          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures were not effective due to the existing material weaknesses in our internal control over financial reporting that were previously identified and  discussed in the 2005 10-K and below under “—Internal Control Over Financial Reporting —Internal Control Over Financial Reporting Assessment as of the Filing of This Report - Update Regarding Remediation Plan.”

In view of the fact that the financial information presented in this quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2005, was prepared in the absence of effective internal control over financial reporting, we have devoted a significant amount of time and resources to the analysis of the financial statements contained in this report.  In particular, we have reviewed the significant account balances and transactions reflected in the financial statements contained in this report and otherwise analyzed the transactions underlying our financial statements to verify the accuracy of the financial statements.  Accordingly, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, and cash flows.

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

Certain Changes in Internal Control Over Financial Reporting during the Fiscal Quarter Ended December 31, 2005

During the quarter ended December 31, 2005, our management team was in the process of identifying the material weaknesses described in the 2005 10-K.  During the quarter ended December 31, 2005, management initiated preliminary remediation steps to address the material weaknesses known at that time.  Specifically, management initiated the changes discussed below under “―Internal Control Over Financial Reporting Assessment as of the Filing of This Report - Update Regarding Remediation Plan―Inadequate Controls Related to Revenue Recognition - Contract Administration.”  There were no other changes to our internal control over financial reporting during the three month period ended December 31, 2005 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting Assessment as of the Filing of This Report – Update Regarding Remediation Plan

We are including information in this Quarterly Report on Form 10-Q with respect to our internal control over financial reporting for the period subsequent to December 31, 2005, in order to provide readers with a current understanding of the identified weaknesses, as well as how they are being addressed as part of our remediation plan.

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

Inadequate Staffing and Training in Finance and Accounting

Inadequate Staffing.  We have focused intensive efforts on improving the overall level and quality of our staffing in a number of finance and accounting areas related to the identified material weaknesses, including the tax and revenue departments.  These efforts have resulted in the creation of several new positions, as well as the hiring of a number of key employees.  As of the date of this filing, we have filled the following positions:  Chief Financial Officer, Vice President/Corporate Controller, Vice President of Corporate Accounting, Director of Financial Reporting, a Contract Administrator and a Tax Manager.

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

Ineffective Controls Related to Income Taxes

We have increased our internal capabilities in the income tax area with the addition of our Chief Financial Office, Vice President of Corporate Accounting and Manager of Tax, as well as with the continued assistance of third party consultants. These individuals perform significant internal reviews of our income tax provision each quarter.  We continue to use the services of large local law firms and accounting firms in foreign jurisdictions in order to ensure that we are in compliance with local tax laws. We are also performing an annual R&D tax study and consulting with a nationally recognized accounting firm on certain transfer pricing studies as well.

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

In June and July 2004, putative class actions were filed against Bally and its officers, Robert Miodunski, Robert Saxton, Mark Lerner and Steven Des Champs, in the United States District Court for the District of Nevada. The nearly identical complaints alleged violations of the Securities Exchange Act of 1934, as amended, stemming from revised earnings guidance, declines in the stock price and sales of stock by insiders. The complaints sought damages in unspecified amounts. The Federal District Court granted the plaintiffs’ unopposed motions to consolidate the cases and to appoint a lead counsel and a lead plaintiff, and the plaintiffs filed a consolidated complaint, all as is customary in such cases. Bally and the other defendants have moved to dismiss the complaint.  Thereafter, activity in the case was stopped and the parties participated in a mediation process.  The parties have reached an agreement in principle and are negotiating settlement documents, which will require court approval

In addition, in July 2004, two derivative lawsuits were filed in Nevada state court against the members of the board of directors and the officers listed above. The Company was named as a nominal defendant in the derivative lawsuits as the claims were purportedly asserted for the benefit of Bally. These lawsuits asserted claims for breach of fiduciary duty and waste of corporate assets arising out of the same events as those giving rise to the class actions described above, and sought injunctive relief and damages in unspecified amounts. These two cases were consolidated, and Bally and the other defendants moved to dismiss the case. In February 2005, the state district court granted the defendants’ motion and dismissed the case. The plaintiffs appealed the dismissal to the Nevada Supreme Court, which referred the matter to its settlement conference program. The parties met with a court-appointed settlement judge on December 15, 2005, and agreed to settle the case for $8,000, and on February 2, 2006, the Nevada Supreme Court entered its order formally dismissing the appeal, thereby terminating the case. Although management believes the plaintiffs’ lawsuit and appeal were without merit, it determined that the settlement was in the best interests of the Company.

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

During the six months ended December 31, 2005, the Company accrued $1.3 million related to the anticipated settlement of the class action litigation and the March 27, 2006 derivative suit.  The Company also accrued approximately $0.5 million for legal fees related to the litigation in the six months ended December 31, 2005, which totaled $1.9 million for the fiscal year ended June 30, 2006.

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