Form 10-Q
period 2006-03-31
BALLY TECHNOLOGIES, INC.
filed 2007-03-15
CIK 2491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Registrant’s telephone number: (702) 584-7600

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

☐  Yes ☒  No

The number of shares of Common Stock, $0.10 par value, outstanding as of March 9, 2007, according to the records of the registrant’s registrar and transfer agent was 53,206,342, which does not include 531,148 shares held in treasury.

EXPLANATORY NOTE

As previously disclosed on Form 12b-25 of Bally Technologies, Inc. (formerly known as Alliance Gaming Corporation, “Bally,” the “Company,” or “we”), filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2006, the filing of this Quarterly Report on Form 10-Q for the period ended March 31, 2006 was originally delayed due to the significant amount of additional time and resources necessary to complete the preparation and analysis of the financial statements for the fiscal quarters ended September 30, 2005 and December 31, 2005.  The filing of this Quarterly Report on Form 10-Q was further delayed by the restatements discussed in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2005, as amended and restated and filed with the SEC on October 31, 2006 (the “2005 10-K”).  Furthermore, the preparation of the financial information presented in this Quarterly Report on Form 10-Q required additional time and resources because it was prepared while certain material weaknesses existed in our internal control over financial reporting.

PART I

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2006	2005
	(in 000s, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$32,372	$33,170
Restricted cash	14,098	13,421
Accounts and notes receivable, net of allowances for doubtful accounts of $7,947 and $10,340	119,534	97,679
Inventories	60,262	63,523
Income taxes receivable	566	—
Deferred tax assets, net	30,851	30,884
Other current assets	42,396	33,034
Total current assets	300,079	271,711
Long-term investments (restricted)	8,679	10,060
Long-term receivables, net of allowance for doubtful accounts of $0 and $11	7,435	7,450
Leased gaming equipment, net of accumulated depreciation of $64,057 and $42,495	34,964	51,850
Property, plant and equipment, net of accumulated depreciation of $51,220 and $40,548	67,394	66,811
Goodwill	161,056	161,444
Intangible assets, net of accumulated amortization of $22,275 and $17,356	31,205	49,451
Deferred tax assets, net	35,970	16,548
Other assets, net	20,415	19,609
Total assets	$667,197	$654,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,564	$36,807
Accrued liabilities	69,819	43,838
Deferred revenue	49,123	40,962
Jackpot liabilities	12,603	13,025
Income taxes payable	—	1,752
Current maturities of long-term debt, including $4,800 and $6,006 owed to related parties	8,844	10,163
Total current liabilities	171,953	146,547
Long-term debt, net of current maturities, including $10,400 and $13,200 owed to related parties	319,157	324,954
Other liabilities	23,308	6,931
Total liabilities	514,418	478,432
Minority interest	840	479

Commitment and Contingencies (Note 13)

Stockholders’ equity:
Special stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 115 shares issued and outstanding	12	12
Common stock, $.10 par value; 100,000,000 shares authorized; 52,694,000 and 52,649,000 shares issued and 52,168,000 and 52,123,000 outstanding	5,273	5,268
Treasury stock at cost, 526,000 and 526,000 shares	(665)	(665)
Deferred compensation	—	(6,689)
Additional paid-in capital	215,261	212,182
Accumulated other comprehensive income	1,403	1,219
Accumulated deficit	(69,345)	(35,304)
Total stockholders’ equity	151,939	176,023
Total liabilities and stockholders’ equity	$667,197	$654,934

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
		(as restated, see Note 2)		(as restated, see Note 2)
	(in 000s, except per share amounts)
Revenues:
Gaming equipment and systems	$141,221	$107,955	$349,977	$326,425
Casino operations	15,090	13,734	41,137	39,339
	156,311	121,689	391,114	365,764
Costs and expenses:
Cost of gaming equipment and systems	89,862	62,573	204,025	183,410
Cost of casino operations	4,880	4,857	14,102	14,248
Selling, general and administrative	49,281	36,650	138,130	121,054
Research and development costs	12,200	10,589	33,242	32,719
Restructuring charges	—	2,219	—	3,654
Impairment charges	13,953	3,599	13,953	3,599
Depreciation and amortization	6,383	5,235	19,207	14,709
	176,559	125,722	422,659	373,393
Operating loss	(20,248)	(4,033)	(31,545)	(7,629)

Other income (expense):
Interest income	925	1,355	2,417	3,212
Interest expense	(7,096)	(5,114)	(20,300)	(12,865)
Loss on extinguishment of debt	—	—	—	(564)
Other, net	47	142	(474)	957

Loss from continuing operations before income taxes and minority interest	(26,372)	(7,650)	(49,902)	(16,889)
Income tax benefit (expense)	9,839	(521)	18,674	4,059
Minority interest	(226)	(907)	(2,813)	(2,551)
Loss from continuing operations	(16,759)	(9,078)	(34,041)	(15,381)

Loss from discontinued operations, net of income taxes	—	(395)	—	(4,771)

Net loss	$(16,759)	$(9,473)	$(34,041)	$(20,152)

Basic and diluted loss per share:
Continuing operations	$(0.32)	$(0.18)	$(0.65)	$(0.31)
Discontinued operations	—	(0.01)	—	(0.09)
Total	$(0.32)	$(0.19)	$(0.65)	$(0.40)

Weighted average shares outstanding:
Basic and diluted	52,158	51,057	52,144	50,485

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2006	2005
		(as restated, see Note 2)
	(in 000s)
Cash flows from operating activities:
Net loss	$(34,041)	$(20,152)
Loss from discontinued operations	—	4,771
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	51,759	35,140
Share-based compensation	9,474	1,387
Loss on extinguishment of debt	—	564
Deferred income tax (benefit) expense	(19,389)	2,155
Provision for doubtful accounts	233	5,350
Operating activities of discontinued operations	—	(3,392)
Inventory and other asset write-downs	25,930	26,079
Other	4,368	722
Changes in operating assets and liabilities:
Accounts and notes receivable	(21,940)	28,594
Inventories	1,374	(17,309)
Other current assets	1,353	108
Purchase of appeal bond	—	(7,361)
Accounts payable	(5,177)	(12,814)
Accrued liabilities, deferred revenue and jackpot liabilities	31,793	(25,203)
Net cash provided by operating activities	45,737	18,639

Cash flows from investing activities:
Additions to property, plant, and equipment	(9,990)	(9,124)
Additions to leased gaming equipment	(26,598)	(29,947)
Settlement of acquisition related contingency	—	(12,000)
Acquisition, net of cash acquired	—	1,911
Restricted cash and investments	(639)	92
Additions to other long-term assets	(2,505)	(2,177)
Net cash used in investing activities	(39,732)	(51,245)

Cash flows from financing activities:
Capitalized debt issuance costs	—	(1,053)
Payoff of debt due to sale of net assets of discontinued operations	—	(101,618)
Reduction of long-term debt	(7,126)	(5,283)
Purchase of treasury shares	—	(164)
Proceeds from exercise of stock options, including tax benefit	298	1,068
Net cash used in financing activities	(6,828)	(107,050)

Effect of exchange rate changes on cash	25	385

Cash and cash equivalents:
Decrease for period	(798)	(139,271)
Balance, beginning of period	33,170	154,258
Balance, end of period	$32,372	$14,987

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

Bally is a diversified, worldwide gaming company that designs, manufactures, distributes and operates gaming machines and computerized monitoring systems for gaming machines and owns and operates one casino.

The Company is the general partner of Rainbow Casino Vicksburg Partnership (“RCVP”), which operates the Rainbow Casino in Vicksburg, Mississippi.  Pursuant to transactions consummated in March 1995, the Rainbow Corporation, which was the former general partner of RCVP, became a limited partner entitled to receive 10% of the net available cash flows of RCVP after debt service and other items, as defined in the limited partnership agreement, which increases to 20% of the incremental amount of revenues in excess of $35.0 million, payable quarterly through December 31, 2010.  The Company holds the remaining economic interest in the partnership.  The Company announced in October 2006 that it is evaluating alternatives with respect to the possible sale of the Rainbow Casino.  As of the date of this filing, a formal plan for the sale of the Rainbow Casino had not been approved by the Company’s Board of Directors.

The Company consolidates RCVP and records an adjustment to reflect the portion of the earnings of RCVP attributable to the minority shareholders.

The Company also consolidates certain Atlantic City progressive trusts in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 46R, Consolidation of Variable Interest Entities, which addresses consolidation by a business enterprise of variable interest entities (“VIE’s”) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (2) hold a significant variable interest in, or have significant involvement with, an existing VIE.  For the periods ended March 31, 2006 and 2005, the Company consolidated $4.5 million and $4.9 million, respectively, in total assets and liabilities, primarily consisting of restricted cash accounts and restricted investments (included in other assets in the condensed consolidated balance sheets) and related jackpot liabilities.  The following revenues and costs were also consolidated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(in 000s)
Gaming equipment and systems revenue	$1,941	$1,858	$6,278	$3,249
Cost of gaming equipment and systems	1,312	1,882	4,585	2,410

All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation, the most significant of which was depreciation on leased gaming equipment which has been reclassified from depreciation expense to cost of gaming equipment and systems, totaling $7.1 million and $20.4 million, respectively, for the three and nine month periods ended March 31, 2005.

Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market.  Cost elements included in work-in-process and finished goods include raw materials, freight, direct labor and manufacturing overhead.

The Company recorded inventory write-downs totaling approximately $2.5 million and $10.6 million and $7.9 million and $18.0 million, respectively, during the three and nine months ended March 31, 2006 and 2005.  These charges are classified in cost of gaming equipment and systems in the consolidated statements of operations.

Property, plant and equipment and leased gaming equipment

The Company historically depreciated leased gaming equipment down to its salvage value over estimated useful lives ranging from two to four years.

Based on historical data indicating a compression in the length of time certain leased gaming equipment was deployed, the Company re-evaluated the useful lives during the quarter ended December 31, 2005, and reduced the depreciable life for certain of its products to two years and reduced the salvage values to zero.  This change in estimate was recorded prospectively, resulting in a $6.6 million and $13.4 million charge to depreciation expense in the three and nine months ended March 31, 2006, respectively.

During the fiscal quarter ended March 31, 2006, the Company determined certain of its leased gaming equipment was no longer deployable as a result of a shifting market demand towards newer Bally products that incorporate more innovative features.  As a result, the Company committed to a plan to abandon certain of these assets.  The Company recorded an abandonment charge of $1.0 million in the three months ended March 31, 2006.

Recently Issued Accounting Pronouncements

In February, 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No.159 provides companies with an option to report selected financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements to facilitate comparisons between companies using different measurement attributes for similar types of assets and liabilities. The statement is effective as of the beginning of the first fiscal year beginning after November 15, 2007. Earlier application is permitted provided the Company also applies the provisions of Statement 157 Fair Value Measurements. The Company is currently in the process of evaluating the impact SFAS No. 159 will have on our consolidated results of operations, financial position and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies to existing accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and accordingly, the Company expects to adopt SFAS No. 157 beginning in fiscal year 2009. The Company is currently in the process of evaluating the impact SFAS No. 157 will have on its consolidated results of operations, financial position and cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006, and accordingly, the

Company expects to adopt SAB No. 108 beginning in fiscal year 2007. The Company does not expect that SAB No. 108 will have an impact on its consolidated results of operations, financial position or cash flows.

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

In June 2005, the FASB issued FASB Staff Position (“FSP”) No. 143-1, Accounting for Electronic Equipment Waste Obligations, to address accounting for obligations associated with the European Union’s Directive 2002/96/EC on Waste Electrical and Electronic Equipment. The Directive, enacted in 2003, requires EU-member countries to adopt legislation to regulate the collection, treatment, recovery, and environmentally sound disposal of electrical and electronic waste equipment. The Directive distinguishes between products put on the market after August 13, 2005 as new waste and before that date as historical waste. FSP No. 143-1 only addresses accounting for historical waste and is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of adoption of the law by the applicable European Union member country.   Adoption of FSP No. 143-1 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, amending Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions.  APB Opinion No. 29 treated nonmonetary exchanges of similar productive assets as an exception from fair value measurement.  SFAS No. 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. Nonmonetary exchanges have commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. SFAS No. 153 was effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. Adoption of SFAS No. 153 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

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

2.                                      RESTATEMENT

Subsequent to the issuance of the unaudited condensed consolidated financial statements for the three and nine month periods ended March 31, 2005, the Company identified accounting errors that required adjustments to such previously issued financial statements.

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

Additionally, the Company identified one transaction for which revenue was recognized in the three months ended December 31, 2004 at the time the games were shipped to the customer based on a signed sales-type lease agreement.  Subsequently, the customer negotiated a fixed price payment with a cash discount and other concessions. These circumstances called into question whether the original agreement provided adequate evidence of an arrangement that was sufficiently definitive to support recognition of revenue in December 2004.  The Company concluded that there was not persuasive evidence of an arrangement at that time, and therefore, the revenue should have been deferred until the cash was received in July 2005.

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

In addition, the Company identified instances in which revenue was recognized at the time product was shipped to customers who were either thinly capitalized or were new customers to the Company for which creditworthiness had not been sufficiently established.  Pursuant to SOP No. 97-2, collectibility must be determined to be “probable” at the time of delivery in order for revenue to be recognized, and therefore, in such circumstances, recognition of revenue should have been deferred until payment from the customer was received.  Therefore, revenue that had previously been recorded for these transactions was adjusted to be recorded in subsequent periods when payment was received.

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

The Company determined that it should have recorded the value of restricted stock units based on the closing price of its common stock on the date of grant and not the average closing price for the 20 business days prior to the date of grant.  An adjustment was recorded to reflect the fair market value during the fiscal year ended June 30, 2005, based on the closing price of the Company’s common stock on the respective dates of grant of the restricted stock units and an adjustment was recorded during the three and nine month periods ended March 31, 2005 for the related stock compensation expense.

Additionally, the Company determined that interest earned on trade accounts receivable should have been recorded as interest income rather than revenue and recorded an adjustment to change the classification of these amounts to interest income.

As a result, the unaudited condensed consolidated financial statements for the three and nine month periods ended March 31, 2005 have been restated from amounts previously reported. The following is a reconciliation of the loss from continuing operations as previously reported to the restated amounts by the categories discussed above, net of tax:

	For the Three Months Ended March 31, 2005	For the Nine Months Ended March 31, 2005
	(in 000s)
Loss from continuing operations, as previously reported	$(6,449)	$(20,394)
Revenue recognition adjustments, net	(1,476)	4,850
Inventory adjustments, net	416	1,057
Other miscellaneous adjustments, net	(1,569)	(894)
Loss from continuing operations, as restated	$(9,078)	$(15,381)

The following tables summarize the significant effects of the restatement:

	Three Months Ended March 31, 2005		Nine Months Ended March 31, 2005
	As previously reported	As restated	As previously reported	As restated
	(in 000s)
Statement of Operations
Revenue:
Gaming equipment and systems	$111,678	$107,955	$316,688	$326,425
Casino operations	13,734	13,734	39,339	39,339
Total revenue	125,412	121,689	356,027	365,764
Cost of gaming equipment and systems and casino operations	62,310	67,430	175,874	197,658
Selling, general and administrative expense	36,510	36,650	121,216	121,054
Depreciation and amortization *	12,373	5,235	35,234	14,709
Operating loss	(2,188)	(4,033)	(16,269)	(7,629)
Interest income	215	1,355	1,013	3,212
Interest expense	(5,073)	(5,114)	(12,785)	(12,865)
Loss from continuing operations before income taxes and minority interest	(7,022)	(7,650)	(28,053)	(16,889)
Income tax benefit (expense)	(1,480)	521	10,210	4,059
Loss from continuing operations	(6,449)	(9,078)	(20,394)	(15,381)
Net loss	(6,844)	(9,473)	(25,165)	(20,152)

Basic and diluted loss per share:
Continuing operations	$(0.13)	$(0.18)	$(0.41)	$(0.31)
Discontinued operations	(0.01)	(0.01)	(0.09)	(0.09)
Total	$(0.14)	$(0.19)	$(0.50)	$(0.40)

* Depreciation on leased gaming equipment has been reclassified to cost of gaming equipment and systems (see Note 1).

	Nine Months Ended March 31, 2005
	As previously reported	As restated
	(in 000s)
Statement of Cash Flows
Cash flows provided by operating activities	$15,115	$18,639
Cash flows used in investing activities	(51,466)	(51,245)
Cash flows used in financing activities	(107,050)	(107,050)
Cash flows provided by discontinued operations	1,704	—

3.                                  DISCONTINUED OPERATIONS

The Company completed the sale of United Coin Machine Co. (“United Coin”) in June 2004 and Video Service Inc. (“VSI”) in October 2004.

The results of these discontinued operations are presented net of applicable income taxes within loss from discontinued operations in the accompanying condensed consolidated statements of operations.

In September, 2004, a Federal District Court jury reached a verdict in a patent infringement case filed by Action Gaming, Inc. (“AGI”) and International Game Technology (“IGT”). The jury awarded AGI and IGT an aggregate of approximately $7.4 million in damages related to a single, optional feature offered in certain multi-hand poker games provided solely by United Coin.  See Note 13, Commitments and Contingencies, for a description of the related litigation.

In March 2006, in another case involving United Coin, the U.S. Court of Appeals for the Ninth Circuit awarded United Coin approximately $1.1 million in damages, fees, and costs in a contract dispute with a customer. Under the terms of the 2004 sale of United Coin, the Company retained the right to continue to prosecute the case and to receive any judgment or other award. In May 2006, the customer paid a total of $1.7 million in satisfaction of the award plus interest. The payment will be reported as income from discontinued operations, net of income tax, during the three months ended June 30, 2006.

Operating results for the discontinued operations include VSI and United Coin.  Summary operating results are as follows:

	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005
	(in 000s)
Net revenues	$—	$4,514
Operating income	—	358
Loss on litigation settlement, Nevada Route	—	(7,361)
Income tax benefit	31	2,485
Loss from discontinued operations	$(395)	$(4,771)

4.                                      EARNINGS PER SHARE

The computation of basic and diluted loss per share from continuing operations and discontinued operations and loss applicable to common shares are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31
	2006	2005	2006	2005
	(in 000s, except per share amounts)
Loss from continuing operations	$(16,759)	$(9,078)	$(34,041)	$(15,381)
Loss from discontinued operations	—	(395)	—	(4,771)
Net loss	$(16,759)	$(9,473)	$(34,041)	$(20,152)
Weighted average common shares outstanding	52,158	51,057	52,144	50,485
Loss per basic and diluted share: Continuing operations	$(0.32)	$(0.18)	$(0.65)	$(0.31)
Discontinued operations	—	(0.01)	—	(0.09)
Total	$(0.32)	$(0.19)	$(0.65)	$(0.40)

Certain securities were excluded from the diluted loss per share calculation because their inclusion would be anti-dilutive due to the reported net loss.  Such securities consist of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(in 000s)
Stock options	9,198	7,670	8,986	6,159
Warrants	100	100	100	100
Restricted stock	554	539	554	436
Total	9,852	8,309	9,640	6,695

As of March 31, 2006 and 2005, the Company also had certain related party debt outstanding which is convertible into common stock at the Company’s discretion, the potential dilution from which has not been included in the diluted loss per share computation due to the reported net loss.  Assuming the conversion occurred on March 31, 2006 and 2005, an additional 0.7 million and 2.7 million shares would have been outstanding as a result of the conversion.

5.                                      SHARE-BASED COMPENSATION

In December 2001, the Company’s shareholders approved the 2001 Long-Term Incentive Plan, which has been amended several times (the “2001 Plan”). The 2001 Plan provides for the issuance of up to 10,550,000 shares of common stock to Company employees, directors and designated paid consultants and up to 900,000 shares of restricted stock or Restricted Stock Units (“RSUs”). Generally, options are granted at the fair value of the Company’s common stock at the date of grant and are exercisable over five to ten years.

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

The decision to accelerate vesting of these underwater stock options was made primarily to avoid recognizing compensation expense under SFAS No. 123R, Share Based Payment.  Because the exercise price of the options subject to the accelerated vesting was above the market price of the stock on the date of acceleration, the Company determined that these options did not offer a sufficient incentive to employees when compared to the potential future compensation expense that the Company would incur under SFAS No. 123R with respect to these options.

Effective July 1, 2005, the Company adopted the provisions of SFAS No. 123R which established accounting for equity instruments exchanged for employee services. SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees.  In March 2005, the SEC issued SAB No. 107, Share-Based Payment, which provided interpretive guidance on SFAS No. 123R valuation methods, assumptions used in valuation models, and the interaction of SFAS No. 123R with existing SEC guidance. SAB No. 107 also requires the classification of share-based compensation expense in the same financial statement line as cash compensation, and therefore, impacted the Company’s cost of gaming equipment and systems, casino operations (and related gross profits and margins), research and development costs, and selling, general and administrative expenses.  The Company implemented SFAS No. 123R on July 1, 2005 using the modified-prospective method and accordingly, financial statement amounts for the prior periods presented have not been restated to reflect the fair value method of expensing share-based compensation.

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

The following table presents share-based compensation expense included in the Company’s condensed consolidated statements of operations:

	Three Months Ended March 31, 2006	Nine Months Ended March 31, 2006
	(in 000s)
Selling, general and administrative	$3,261	$8,633
Research and development	275	771
Cost of gaming and equipment	24	70
Share-based compensation expense before tax	3,560	9,474
Income tax benefit	1,246	3,316
Net share-based compensation expense	$2,314	$6,158

Included in share-based compensation expense in the condensed consolidated statements of cash flows for the nine month period ended March 31, 2006, is $2.6 million of restricted stock unit amortization.

As of March 31, 2006, there was $22.5 million of total unrecognized compensation expense related to the nonvested stock options which will be recognized over the next 5.0 years.

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

The fair value of each option granted during the corresponding period was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Weighted Average:
Expected option term (in years) (1)	5.79	6.25	6.25	6.25
Expected volatility factor	60.06%	62.00%	61.61%	62.00%
Risk-free interest rate	4.35%	3.50%	3.86%	3.50%
Expected annual dividend yield	—	—	—	—

(1)          The option term was determined using the short-cut method for estimating expected option life.

Current period stock option activity as of and for the nine months ended March 31, 2006 is summarized below:

	Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)	(per share)	(years)	(in 000s)
Balance outstanding as of June 30, 2005	8,196	$14.72		$18,224
Granted	1,529	13.82
Exercised	(45)	6.63
Forfeited or expired	(292)	18.87
Balance outstanding as of March 31, 2006	9,388	$14.49	6.32	$36,509

Exercisable as of March 31, 2006	5,776	$15.73	5.38	$20,267

Current period restricted stock and RSU activity as of and for the nine months ended March 31, 2006 is summarized below:

	Weighted Average
	Shares	Grant Date Fair Value
	(in 000s)	(per share)
Balance outstanding as of June 30, 2005	554	$15.58
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Balance outstanding as of March 31, 2006	554	$15.58

Vested as of March 31, 2006	214	$15.10

The following is additional information about stock options exercised, granted and vested during the periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(in 000s, except per share amounts)
Weighted average fair value per share:
Options granted	$8.82	$7.18	$8.44	$7.41
Options vested	$7.32	$8.46	$7.51	$8.42

Exercises under all share-based payment arrangements:
Total intrinsic value	$346.1	$320.7	$382.1	$1,413.3
Cash received	$122.3	$118.0	$298.5	$826.0
Tax benefit realized	$346.1	$260.5	$377.0	$1,114.7

Prior to July 1, 2005, the Company accounted for share-based compensation to employees in accordance with APB Opinion No. 25, and accordingly, did not recognize compensation expense for employee share-based awards for the three and nine month periods ended March 31, 2005, as the exercise price of the Company’s employee stock awards equaled the market price of the underlying stock on the date of grant.

The Company had previously adopted the provisions of SFAS No. 123, as amended by SFAS No. 148 through disclosure only. The following table illustrates the effects on net loss and loss per share for the three and nine months ended March 31, 2005, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based employee awards:

	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005
	(in 000s, except per share amounts)
Reported net loss	$(9,473)	$(20,152)
Reported share-based compensation, net of tax	642	1,054
Pro forma share-based compensation, net of tax	(3,452)	(7,282)
Pro forma net loss	$(12,283)	$(26,380)
Basic and diluted loss per share:
As reported	$(0.19)	$(0.40)
Pro forma	$(0.24)	$(0.52)

6.                                      GOODWILL AND INTANGIBLE ASSETS

As a result of a change in the Company’s branding strategy and a review of its overall operations, the Company determined that certain of its acquired intangible assets related to tradenames and other intellectual property used by Bally Equipment and Systems were no longer recoverable. The Company evaluated the carrying value of these assets and determined that several were impaired.  Consequently, the Company recorded an impairment charge of $4.5 million related to indefinite lived intangible assets consisting of the SDG tradename and an impairment charge of $9.5 million related to finite lived intangible assets, primarily consisting of acquired patents.

Finite lived intangible assets

Substantially all of the Company’s recorded intangible assets are subject to amortization.  Finite lived intangible assets are comprised of the following:

	March 31, 2006	June 30, 2005
	(in 000s)
Amortizable intangible assets:
Patents and gaming related products	$21,626	$31,083
Less: accumulated amortization	(6,730)	(5,202)
	14,896	25,881

Licenses and other	31,055	30,440
Less: accumulated amortization	(15,545)	(12,154)
	15,510	18,286

Total	$30,406	$44,167

Indefinite lived intangible assets

The carrying amount of indefinite lived intangibles as of March 31, 2006 and June 30, 2005 was $0.8 million and $5.3 million, respectively.

Goodwill

Changes in the carrying amount of goodwill for the nine month period ended March 31, 2006, are as follows:

(in 000s)
Balance at June 30, 2005	$161,444
Tax refund related to an acquisition	(346)
Foreign currency translation adjustment	(42)
Balance at March 31, 2006	$161,056

In March 2004, the Company acquired Sierra Design Group (“SDG”).  During the nine month period ended March 31, 2006, the Company received a federal tax refund related to SDG’s pre-acquisition operations, which had not previously been recorded as an income tax receivable, and therefore, the cash received was recorded as an adjustment to goodwill.

Amortization of Intangibles

Aggregate amortization expense totaled $2.6 million and $2.5 million, and $7.9 million and $7.1 million for the three and nine month periods ended March 31, 2006 and 2005, respectively.  Future amortization of intangible assets, which includes certain intangibles impaired during the fourth quarter of fiscal 2006 as described further in Note 14, Subsequent Events, is scheduled as follows:

(in 000s)
2006	$2,249
2007	7,172
2008	4,995
2009	4,402
2010	3,989
Thereafter	7,599
Total	$30,406

7.                                      LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2006	June 30, 2005
	(in 000s)
Term loan facility	$312,257	$314,882
Related party debt (see Note 8)	15,200	19,206
Other, generally unsecured	544	1,029
Long-term debt	328,001	335,117
Less current maturities	8,844	10,163
Long-term debt, less current maturities	$319,157	$324,954

The Company’s debt structure at March 31, 2006 consists primarily of a term loan facility, a $75.0 million revolving credit facility, which is limited by a current leverage ratio and debt owed to related parties. The term loan requires principal reductions of approximately 1% per annum paid quarterly, with a balloon payment due in September 2009.  The revolving credit facility commitment reduces annually until it comes due in September 2008.  Based on the current leverage ratio at March 31, 2006, the Company had approximately $2.5 million of availability under the revolving credit facility; however, there were no borrowings outstanding.  As of March 31, 2006, the interest rate in effect on the term loan was 8.18%. On July 3, 2006 and January 4, 2007, the Company initiated its next LIBOR-based term loan interest rate periods (for a term of six months) based on the interest rate formula of LIBOR plus 3.75% and 3.25%, respectively, which was 9.33% and 8.61%, respectively.

The term loan and the revolving credit facility are collateralized by substantially all of the Company’s domestic property and are guaranteed by each of the Company’s domestic subsidiaries, other than the entity that holds the Company’s interest in its Mississippi operations, and are secured by a pledge agreement. The loan agreement governing the term loan and the revolving credit facility (the “Loan Agreement”) contains a number of maintenance and other significant covenants that, among other things, restrict the ability of the Company and the ability of certain of its subsidiaries to dispose of assets, incur additional indebtedness or issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of the Company’s subsidiaries, engage in mergers or acquisitions or certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities.  The Company was in compliance with these covenants as of March 31, 2006.

As of March 31, 2006, the Company was also in compliance with its financial covenants consisting of a leverage ratio, a fixed charges coverage ratio and a minimum of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (as EBITDA is defined in the Loan Agreement). The leverage ratio is computed as total average debt outstanding during the quarter divided by the trailing 12 months EBITDA, excluding certain cash and non-cash charges. The Company’s leverage ratio as of March 31, 2006 was 4.22 times versus a maximum allowable of 4.25 times. The maximum allowable leverage ratio declines to 4.00 as of September 30, 2006, 3.75 as of December 31, 2006 and 3.50 as of September 30, 2007, through the remaining term of the Loan Agreement.

In October 2006, the Company executed an amendment to its bank facility, which, among other things, (i) extended the due date for the  delivery of the Company’s audited financial statements for the fiscal year ended June 30, 2006 to December 31, 2006, (ii) provided that the Company shall deliver its quarterly reports on Form 10-Q for the Fiscal Quarters ended September 30, 2005, December 31, 2005 and March 31, 2006 no later than December 31, 2006, (iii) modified the definition of EBITDA to exclude up to $10 million of certain cash charges and (iv) clarified that the definition of EBITDA includes interest income on trade receivables.  The Company paid an administrative fee of $964,000, which was expensed in the quarter ended December 31, 2006, in exchange for the concessions granted under the amendment.

In December 2006, the Company executed an additional amendment to its bank facility, which extended the due date for the  delivery of the Company’s quarterly report on Form 10-Q for the Fiscal Quarter ended March 31, 2006 and its audited financial statements for the fiscal year ended June 30, 2006 to March 15, 2007. The Company paid an administrative fee of $1.2 million, which was expensed in the quarter ended December 31, 2006, in exchange for the concessions granted under the amendment.

The Company’s related party debt, which totaled approximately $15.2 million as of March 31, 2006, consists primarily of the debt owed to the former principals of SDG, Micro Clever Consulting (“MCC”) and MindPlay LLC (“MindPlay”). See Note 8, Related Party Transactions, below regarding related party debt.

8.                                      RELATED PARTY TRANSACTIONS

In the past two years, the Company completed the acquisition of all of the assets of MCC and SDG and substantially all of the assets and liabilities of MindPlay.  In each acquisition, a portion of the consideration included subordinated debt issued to the former principals of each business.  Certain of the former principals are now employees of the Company, and therefore, such debt is considered to be owed to related parties.  The interest rates on the outstanding debt range from a variable rate of LIBOR plus 2% to a fixed rate of 6%.  See the tables below for outstanding debt and interest rates as of March 31, 2006 and June 30, 2005.

	As of March 31, 2006		As of June 30, 2005
	Interest Rate	Outstanding Debt	Interest Rate	Outstanding Debt
	(in 000s)
SDG	6.39%	$11,200	4.42%	$14,000
MindPlay	5.00%	4,000	6.00%	4,000
MCC	—%	—	6.00%	1,206
Related party debt		15,200		19,206
Less current maturities		4,800		6,006
Related party debt, less current maturities		$10,400		$13,200

In June 2005, the Company issued approximately 1.0 million shares of its common stock in connection with the conversion of $14.0 million of the subordinated debt and accrued interest thereon owed to the former principals of SDG.  The remaining note payable to the former principals of SDG of $11.2 million is payable in annual installments through 2009.  At the Company’s discretion, the principal and accrued interest thereon can be paid in cash, or can be converted into shares of the Company’s common stock using the average stock price for the 20 business days prior to the delivery of such shares.

In February 2004, the Company acquired substantially all of the assets and liabilities of MindPlay.  The initial purchase price included, among other things, the issuance of a $4.0 million note payable.  As provided for in the acquisition agreement, the Company may offset 50% of all damages (including reasonable attorneys’ fees) up to the entire amount due under the promissory note in connection with an indemnification claim against the former shareholders of MindPlay related to the Company’s patent lawsuit with Shuffle Master, Inc. (“Shuffle Master”) and IGT which is described below in Note 13, Commitments and Contingencies.

Current period related party interest expense is summarized below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(in 000s)
SDG	$259	$312	$578	$353
MindPlay	72	72	215	230
MCC	23	26	25	82

Accrued related party interest totaled $0.2 million and $0.3 million as of March 31, 2006 and June 30, 2005, respectively.

Pursuant to an advisory agreement dated July 1, 2004 with Kirkland Investment Corporation, which is 100% owned by Joel Kirschbaum, a director of the Company, and therefore, treated as a related party, the Company agreed to pay Kirkland $600,000 annually for a period of 3.5 years for advisory and related services.  In August 2006, the Company made its last payment under the advisory agreement as a result of Mr. Kirschbaum’s death.

The Company also leases a warehouse and office facility from an entity owned by Mr. Robert Luciano, a former principal of SDG and the Company’s Chief Technology Officer.  Rental payments totaled $103,000 and $103,000 and $309,000 and $309,000 for the three and nine month periods ended March 31, 2006 and 2005, respectively.

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

The table below presents information as to the Company’s revenues and operating loss by segment:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(in 000s)
Revenues:
Gaming Equipment and Systems	$141,221	$107,955	$349,977	$326,425
Casino Operations	15,090	13,734	41,137	39,339
Total revenues	$156,311	$121,689	$391,114	$365,764
Inter-segment revenues:
Gaming Equipment and Systems	$88	$140	$391	$396
Casino Operations	—	—	—	—
Total inter-segment revenues	$88	$140	$391	$396
Operating income (loss):
Gaming Equipment and Systems	$(18,112)	$(4,403)	$(24,357)	$(5,386)
Casino Operations	5,280	4,812	13,708	12,690
Corporate/other	(7,416)	(4,442)	(20,896)	(14,933)
Total operating loss	$(20,248)	$(4,033)	$(31,545)	$(7,629)

The Company’s operations are based primarily in the United States with sales and distribution offices in Europe and South America.

The table below presents information as to the Company’s revenues and operating loss by geographic region:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(in 000s)
Revenues:
United States	$147,450	$114,469	$369,205	$346,070
Europe	2,677	2,786	10,403	8,959
Other foreign	6,184	4,434	11,506	10,735
Total revenues	$156,311	$121,689	$391,114	$365,764

Operating income (loss):
United States	$(20,402)	$(1,692)	$(30,977)	$(3,733)
Europe	(426)	(3,112)	(1,429)	(5,739)
Other foreign	580	771	861	1,843
Total operating loss	$(20,248)	$(4,033)	$(31,545)	$(7,629)

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

(in 000s)
Beginning balance at June 30, 2005	$1,290
Amounts paid	(835)
Ending balance at March 31, 2006	$455

11.                               COMPREHENSIVE LOSS

The following is a reconciliation of the Company’s reported comprehensive loss:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(in 000s)
Net loss	$(16,759)	$(9,473)	$(34,041)	$(20,152)
Currency translation adjustments	(27)	136	(184)	142
Comprehensive loss	$(16,786)	$(9,337)	$(34,225)	$(20,010)

12.                               SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information is related to the condensed consolidated statements of cash flows:

	Nine Months Ended March 31,
	2006	2005
	(in 000s)
Cash paid for interest	$15,816	$12,383
Cash paid for income taxes	2,329	3,077

Non-cash investing and financing transactions:
Transfer property, plant and equipment to inventory	$8,683	$5,728
Foreign currency translation	(159)	527
Note payable issued in acquisition	—	28,000

13.                               COMMITMENTS AND CONTINGENCIES

On September 25, 1995, Bally Gaming Inc. (“BGI”), a wholly-owned subsidiary of the Company, was named as a defendant in a class action lawsuit filed in the United States District Court for the District of Nevada. The plaintiffs filed suit against BGI and approximately 45 other defendants, each of which is involved in the gaming business as a gaming machine manufacturer, distributor or casino operator. The lawsuit arises out of alleged fraudulent marketing and operation of casino video poker machines and electronic slot machines. The plaintiffs alleged that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce people into playing their gaming machines based on a false belief concerning how those machines actually operate, as well as the extent to which there is actually an opportunity to win on any given play. The plaintiffs allege that the defendants’ actions constitute violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) and give rise to claims of common law fraud and unjust enrichment. The plaintiffs are seeking monetary damages in excess of $1.0 billion. In July 2002, the Federal District Court denied the plaintiffs’ request for class action certification. In August 2004, the United States Court of Appeals for the Ninth Circuit affirmed the Federal District Court’s denial of class action certification, and the plaintiffs did not appeal. Subsequently, two of the four named plaintiffs elected to continue their cases as individual, non-class actions. However, in September 2005, the court granted the defendants’ motions for summary judgment, resolving all claims in defendants’ favor without a trial. In October 2005, the plaintiffs appealed the District Court’s granting of summary judgment in favor of the defendants to the United States Court of Appeals for the Ninth Circuit. Thereafter, the plaintiffs/appellants agreed to dismiss their appeal in exchange for the defendants’ agreement not to pursue a claim for costs.  The appeal was dismissed on June 26, 2006.

In June and July 2004, putative class actions were filed against the Company and its officers, Robert Miodunski, Robert Saxton, Mark Lerner and Steven Des Champs, in the United States District Court for the District of Nevada. The nearly identical complaints alleged violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), stemming from revised earnings guidance, declines in the stock price and sales of stock by insiders. The complaints sought damages in unspecified amounts. The Federal District Court granted the plaintiffs’ unopposed motions to consolidate the cases and to appoint a lead counsel and a lead plaintiff, and the plaintiffs filed a consolidated complaint, all as is customary in such cases.  The Company and the other defendants have moved to dismiss the complaint.  Thereafter, activity in the case was stopped and the parties participated in a mediation process during which the parties agreed on the terms of a settlement. The parties have negotiated and executed settlement documents settling both the consolidated class action and the derivative case discussed below. Under the settlement, which is subject to court approval, an aggregate of $16.0 million cash, plus certain interest, will be paid to settle the securities class action as well as the derivative litigation as discussed below.  The Company will pay $1.25 million, which was accrued in the Company’s financial statements for the quarter ended September 30, 2005. The Company also incurred approximately $1.2 million for legal fees related to the litigation in the nine months ended March 31, 2006.  Additionally, the Company incurred approximately $0.7 million for legal fees related to the litigation in the fourth quarter of fiscal year 2006.  In addition to certain governance actions the Company has agreed to undertake in connection with the settlement, the Company’s directors and officers insurer will contribute approximately $14.75 million to the settlement.

In July 2004, two derivative lawsuits were filed in Nevada state court against the members of the board of directors and the officers listed above. The Company was named as a nominal defendant in the derivative lawsuits as the claims were purportedly asserted for the benefit of Bally Technologies, Inc. These lawsuits asserted claims for breach of fiduciary duty and waste of corporate assets arising out of the same events as those giving rise to the class actions described above, and sought injunctive relief and damages in unspecified amounts. These two cases were consolidated, and the Company and the other defendants moved to dismiss the case. In February 2005, the state district court granted the defendants’ motion and dismissed the case. The plaintiffs appealed the dismissal to the Nevada Supreme Court, which referred the matter to its settlement conference program. The parties met with a court-appointed settlement judge on December 15, 2005, and agreed to settle the case for $8,000, and on February 2, 2006, the Nevada Supreme Court entered its order formally dismissing the appeal, thereby terminating the case. Although management believes the plaintiffs’ lawsuit and appeal were without merit, it determined that the settlement was in the best interests of the Company.

On March 27, 2006, shortly after the aforementioned derivative suit was dismissed in the Nevada state court, another derivative lawsuit was filed in the United States District Court for the District of Nevada against individual defendants Robert Miodunski, Robert Saxton, Steven Des Champs, Mark Lerner, David Robbins, Anthony DiCesare, Joel Kirschbaum, Kevin Verner, Richard Haddrill, Stephen Race, Jacques André and nominal defendant Bally Technologies, Inc.  Based on factual allegations that are similar to those alleged in the federal securities class action complaints and the previous derivative actions that were dismissed by the District Court, the derivative complaint alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violation of the Sarbanes-Oxley Act of 2002. The parties have reached a settlement agreement as discussed more fully above.

In August 2004, Shuffle Master sued the Company in the United States District Court for the District of Nevada, alleging infringement of various patents in connection with the Company’s MindPlay product line and seeking injunctive relief and damages in an unspecified amount. In June 2005, it was announced that IGT had acquired an interest in the patents at issue in the case, and thereafter IGT joined the case as a plaintiff.  In December 2005, the District Court issued a ruling construing the claim terms of all the patents in the suit. Management believes the plaintiffs’ lawsuit to be without merit, and the Company is vigorously defending against the lawsuit.

In September 2004, a United States District Court jury in the District of Nevada entered a $7.4 million verdict against the Company in a suit filed by Action Gaming (“AGI”) and IGT. The suit alleged that the multi-hand video poker game deployed by the Company’s former subsidiary, United Coin, infringed the plaintiffs’ patents. The Federal District Court ruled on summary judgment that the game did not infringe the patents. However, the court left to the jury the question whether the use of “autohold,” a specific, optional feature of the game, caused it to infringe under the “doctrine of equivalents,” a doctrine of patent law. The jury determined that the game with the autohold option enabled did infringe under the doctrine of equivalents and awarded damages accordingly. The feature has been disabled on all affected games in the field, and the decision permits continued deployment of the game as long as the autohold feature is not included. The Company appealed the decision to the United States Court of Appeals for the Ninth Circuit and posted a cash bond totaling $7.6 million to stay payment of the judgment and accrued interest pending the appeal. The cash bond is included in other non-current assets and the accrued liability is included in accrued liabilities in the accompanying balance sheets. This amount has been accrued and the expense for this charge is included in discontinued operations in the accompanying statement of operations for 2004.   On July 11, 2006, the federal circuit court of appeals affirmed the district court judgment, denying the appeals for both parties, and thereafter, the judgment was satisfied out of the posted bond.

On December 7, 2004, IGT filed a patent infringement lawsuit against the Company in the United States District Court for the District of Nevada. The complaint asserts that the Company’s wheel-based games, such as Monte Carlo, Lucky Wheel and Cash For Life, its games with a reel in the top box, such as Bonus Frenzy, and its iView products infringe on patents held by IGT, and seeks injunctive relief and damages in unspecified amounts. The Company believes IGT’s claims are without merit and is vigorously defending itself against the lawsuit. As part of its defense, the Company has asserted counterclaims against IGT, including claims that IGT’s patents are invalid, unenforceable and not infringed, as well as several claims that IGT has engaged in anti-competitive conduct in violation of state and federal antitrust laws. By its counterclaims, the Company is seeking damages and other relief from IGT. IGT’s motion to dismiss the Company’s antitrust claims was denied on January 10, 2006. A Markman hearing took place in December 2006 and the Company expects a related claim construction ruling.  No trial date has been set.

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

In May 2006, IGT filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware.  The complaint asserts that the Bally Power Bonusing products infringe patents held by IGT, and seeks injunctive relief and damages in unspecified amounts.  IGT’s motion for a preliminary injunction is pending.  The Company believes IGT’s claims, including its request for preliminary relief, are without merit and is vigorously defending itself against the lawsuit.

In September 2006, the Company filed a patent infringement lawsuit against IGT in the United States District Court for the District of Nevada.  The complaint asserts that certain of IGT’s bonus wheel games infringe patents held by the Company, and seeks injunctive relief and damages.  IGT filed an answer generally denying the claims.  The case is in the discovery phase and no trial date has been set.

The Company is also a party to various lawsuits relating to routine matters incidental to our business.  Management does not believe that the outcome of such litigation, including the matters above, in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

14.                               SUBSEQUENT EVENTS

During the fiscal quarter ended June 30, 2006, the Company evaluated the carrying value of its prepaid royalties, which are classified as other assets, and determined that certain amounts were not recoverable based on expected sales of the related products.  As a result, the Company expects to record a charge of approximately $2.7 million in the fourth quarter of fiscal year 2006.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our key operating business divisions and significant trends.  This overview is followed by a detailed analysis of our results of operations and our financial condition as of, and for, the three and nine month periods ended March 31, 2006.

Forward-Looking Statements

Certain matters in this Quarterly Report on Form 10-Q for the three and nine month periods ended March 31, 2006 and our other filings with the SEC, including, without limitation, certain matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Quantitative and Qualitative Disclosures about Market Risk, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby.  Those statements reflect the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, future events and financial trends affecting the Company.

Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates” and similar expressions.  In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among other things, the impact of competition and uncertainties concerning such matters as the Company’s ability to service debt, product development, customer financing, sales to non-traditional gaming markets, foreign operations, dependence on key personnel, the ability to integrate future acquisitions, strict regulation by gaming authorities, the outcome of pending litigation matters including the pending securities class actions, gaming taxes, currency fluctuations and market risk and the potential adverse effects to our financial condition, results of operations or prospects as a result of the restatement of our prior period financial statements. Certain of these factors are discussed in the “Risk Factors” contained in the 2005 10-K/A.  The Company undertakes no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise.

Restatement

The condensed consolidated statements of operations and cash flows for the three and nine month periods ended March 31, 2005, have been restated. The restatement related primarily to revenue recognition, accounting for inventory costs and other miscellaneous adjustments that were the result of certain accounting errors, as more fully discussed in Note 2 to the unaudited condensed consolidated financial statements.  The financial information set forth in the following Management’s Discussion and Analysis gives effect to the restatement.

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

Casino Operations - Operation of the Rainbow Casino.

We design, manufacture, sell and operate a variety of electronic slot and video gaming machines through our Gaming Equipment division.  Each gaming machine contains an operating system, also referred to as a game platform.  The machine’s operating system manages the software needed to run the machine.  In the fiscal year ended June 30, 2005, we successfully completed our migration from the EVO™ platform to the Linux-based ALPHA OS™ platform.  ALPHA OS distinguishes itself from other industry platforms as an operating system designed for complete separation between the underlying operating system and the game applications, providing enhanced efficiency in game development and speed to market. ALPHA OS also incorporates free spin, scatter, bonusing and other advanced game features, while the related game interface provides internal and third-party developers with a secure, easy-to-use programming environment that incorporates an advanced set of development tools.   Moreover, ALPHA OS was designed to support server-based gaming initiatives, including download of game results, configuration and game content.

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

We believe the growth of the Gaming Equipment and Gaming Operations divisions is dependent on providing new titles and technologies with high entertainment value to casino patrons.  We spent approximately 9% of our revenue for the nine months ended March 31, 2006 on research and development to accelerate the use of technology in our gaming products.

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

Competition in our Systems division continues to intensify.  Our goal is to maintain a first or second position in each of our software product categories and to grow our software revenues faster than our competitors.  We have also continued to focus on improving the overall quality of our software products and services levels.  In addition, substantially all our customers renew their software license updates and product support contracts annually, thereby eliminating the need to repurchase new software licenses when new upgrades are released.

Our Rainbow Casino is one of four casinos currently operating in the Vicksburg, Mississippi market and is run through our Casino Operations division. The casino, which has 12 table games and approximately 893 gaming devices, draws customers primarily from a 75-mile radius surrounding Vicksburg, which includes Jackson, Mississippi.  While a number of properties located on the gulf coast sustained heavy damage during the 2005 hurricane season, our casino did not sustain any significant damage.  Although it was temporarily closed following Hurricane Katrina, we reopened the property for business within four days of the storm, once power was restored to the general area.  While the play levels at our casino increased somewhat during the months following the reopening, the play levels returned to a more typical level once some of the other Gulf Coast casinos reopened.  The Company announced in October 2006 that it is evaluating alternatives with respect to the possible sale of the Rainbow Casino.  There can be no assurance that the Company will complete the sale of the Rainbow Casino.

Results of Operations

Our results of operations include the accounts of Bally Technologies, Inc., and its wholly-owned and partially-owned subsidiaries.  We report our revenue and income in two segments, the Bally Gaming Equipment and Systems segment, which includes our Gaming Equipment, Systems and Gaming Operations divisions, and our Casino Operations segment.  Revenue from our Bally Gaming and Systems segment represents approximately 89% of our total revenues for the nine months ended March 31, 2006.  The table below sets forth our consolidated results of operations for the three month and nine month periods ended March 31, 2006 and 2005.

	Three Months Ended March 31,					Nine Months Ended March 31,
	2006	% Rev	2005	% Rev	Increase/ (Decrease)	2006	% Rev	2005	% Rev	Increase/ (Decrease)
	(dollars in millions)
Revenues	$156.3	(100)%	$121.7	100%	28%	$391.1	100%	$365.8	100%	7%
Gross profit	$61.6	39%	$54.3	45%	13%	$173.0	44%	$168.1	46%	3%
Operating loss	$(20.2)	(13)%	$(4.0)	(3)%	(405)%	$(31.5)	(8)%	$(7.6)	(2)%	(314)%
Loss from continuing operations	$(16.8)	(11)%	$(9.1)	(7)%	(85)%	$(34.0)	(9)%	$(15.4)	(4)%	(121)%
Loss from discontinued operations	$—	—%	$(0.4)	—%	100%	$—	—%	$(4.8)	(1)%	100%
Net loss	$(16.8)	(11)%	$(9.5)	(8)%	(77)%	$(34.0)	(9)%	$(20.2)	(6)%	(68)%

Bally Gaming Equipment and Systems

The summary financial results and operating statistics for our Bally Gaming Equipment and Systems segment for the three month and nine month periods ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31,					Nine Months Ended March 31,
	2006	% Rev	2005	% Rev	Increase/ (Decrease)	2006	% Rev	2005	% Rev	Increase/ (Decrease)
	(dollars in millions)
Revenues
Gaming Equipment	$64.4	46%	$52.1	48%	24%	$155.8	45%	$158.4	49%	(2)%
Systems	38.7	27%	23.6	22%	64%	84.3	24%	72.4	22%	16%
Gaming Operations	38.1	27%	32.3	30%	18%	109.9	31%	95.7	29%	15%
Total revenues	$141.2	100%	$108.0	100%	31%	$350.0	100%	$326.5	100%	7%

Gross margin
Gaming Equipment	$11.3	18%	$10.1	19%	12%	$36.0	23%	$34.1	22%	6%
Systems	26.3	68%	19.3	82%	36%	63.6	75%	57.8	80%	10%
Gaming Operations	13.8	36%	16.1	50%	(14)%	46.4	42%	51.2	54%	(9)%
Total gross margin	$51.4	36%	$45.5	42%	13%	$146.0	42%	$143.1	44%	2%

Selling, general and administrative	$38.1	27%	$29.3	27%	30%	$107.6	31%	$97.7	30%	10%
Restructuring charges	—	—%	2.2	2%	(100)%	—	—%	3.1	1%	(100)%
Impairment charges	14.0	10%	3.6	3%	289%	14.0	4%	3.6	1%	289%
Research and development costs	12.2	9%	10.6	10%	15%	33.2	9%	32.7	10%	2%
Depreciation and amortization	5.2	4%	4.1	4%	27%	15.5	4%	11.3	3%	37%
Operating loss	$(18.1)	(13)%	$(4.3)	(4)%	(321)%	$(24.3)	(7)%	$(5.3)	(2)%	(358)%

	Three Months Ended March 31,			Nine Months Ended March 31,
	2006	2005	Increase/ (Decrease)	2006	2005	Increase/ (Decrease)
Operating Statistics:
New gaming devices sold	5,901	3,972	49%	12,364	10,706	15%
OEM units sold	324	—	—%	650	2,907	(78)%
New unit average selling price *	$9,082	$10,519	(14)%	$9,981	$10,460	(5)%

Gaming monitoring units installed base	262,000	282,000	(7)%	262,000	282,000	(7)%
Casino management systems installed base	525	225	133%	525	225	133%
Systems managed cashless games	174,000	136,000	28%	174,000	136,000	28%

End of period installed base:
Wide-area progressive	1,189	1,662	(28)%	1,189	1,662	(28)%
Daily-fee games	11,536	8,615	34%	11,536	8,615	34%
Centrally determined games	25,627	18,716	37%	25,627	18,716	37%

* Excludes new gaming units sold to Original Equipment Manufacturers (“OEMs”).

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Total revenues for our Bally Gaming Equipment and Systems segment increased $33.2 million, or 31%, for the three months ended March 31, 2006, as compared to the corresponding period in the prior year.  This increase was primarily the result of higher revenues from our Gaming Equipment, Systems and Gaming Operations divisions of 24%, 64%, and 18%, respectively.  A more detailed description of the fluctuations in revenues of each Bally Gaming Equipment and Systems segment is set forth below.

Selling, general and administrative expenses for the segment increased by $8.8 million for the three months ended March 31, 2006 as compared to the corresponding period in the prior year.  A portion of this increase was associated with an increase in payroll and related expenses of $4.3 million, $1.6 million of which related to share based compensation expenses charged to this segment as a result of the adoption of SFAS No. 123R, as more fully discussed in Note 5 to the condensed consolidated financial statements; with the remaining $2.7 million resulting from an increase in headcount from 1,677 at March 31, 2005 to 1,858 at March 31, 2006.  Legal fees increased by $2.9 million as a result of certain litigation matters.  Travel and related expense increased $1.1 million due to our focus on the promotion of international business.

Inpairment Charges.  During the three months ended March 31, 2006, we recorded impairment charges of $14.0 million as compared to $3.6 million in the prior period primarily related to acquired intangible assets related to track names and other intellectural property that were no longer recoverable.

Research and development costs for the segment increased by $1.6 million, or 15%, for the three months ended March 31, 2006, as compared to the corresponding period in the prior year.  This was the result of a 19% increase in the number of employees for the three month period ended March 31, 2006, as compared to the corresponding period in the prior year.  The increase in research and development reflects our focus towards our technology assets and the competitive landscape that requires a continued need to develop future generations of gaming products and systems.

Depreciation and amortization expense increased by $1.1 million, or 27%, for the three months ended March 31, 2006, as compared to the corresponding period in the prior year primarily due to higher capital expenditures incurred during the prior twelve month period.

Gaming Equipment.  Revenues from our Gaming Equipment division increased by $12.3 million, or 24%, for the three months ended March 31, 2006, as compared to the corresponding period in the prior year.  This was primarily a result of a 49% increase in new gaming units sold in the current quarter which was offset by a 14% decline in the Average Selling Price (“ASP”) of new gaming units.  The decline in our ASP was the result of revenue from the sale of 2,618 lottery units to distributors during the current period.  Revenues from our Gaming Equipment division also increased as a result of higher overall sales to OEMs from no units for the three months ended March 31, 2005 to 324 units in the current quarter.  Sales of OEM products vary significantly from period to period based on deployments by our OEM customers, and are typically sold at lower selling prices and margins than sales made directly to casino operators.

Systems.  Revenues from our Systems division increased by $15.1 million, or 64%, for the three months ended March 31, 2006, as compared to the corresponding period in the prior year.  This was primarily due to an increase in revenues of $1.2 million attributable to international markets, coupled with an increase in system hardware revenue of $1.8 million.

Gross margin from the Systems division declined to 68% for the three months ended March 31, 2006, as compared to 82% for the three months ended March 31, 2005.  The decline was primarily due to a decrease in software license sales that produce higher margins as compared to other components such as hardware sales.

Gaming Operations.  Revenues from the Gaming Operation division increased by $5.8 million, or 18%, for the three months ended March 31, 2006, as compared to the corresponding period in the prior year.  This was primarily a result of a $3.8 million, or 21%, increase in both participation and rental revenues derived from our installed base of centrally determined games, which increased 37% over the prior year period. The increase was partially offset by a reduction in wide-area progressive revenues of $2.4 million resulting from a 28% decrease in the installed base of games during the period.

Gross margin, which includes depreciation expense of $14.4 million and $7.1 million for the three months ended March 31, 2006 and 2005, respectively, declined to 36% for the three months ended March 31, 2006, from 50% in the corresponding period in 2005.  This was primarily a result of a change in the estimated useful life and salvage values for certain gaming equipment used in the Gaming Operations division.  During the three months ended March 31, 2006, this reassessment resulted in a $6.6 million increase in depreciation expense charged to cost of gaming equipment and systems.  Excluding depreciation and amortization expense margin remained consistent between periods.

Nine Months Ended March 31, 2006 Compared to Nine Months Ended March 31, 2005

Total revenues for our Bally Gaming Equipment and Systems segment increased $23.5 million, or 7%, for the nine months ended March 31, 2006, as compared to the corresponding period in the prior year.  This increase was primarily the result of higher revenues from our Systems and Gaming Operations divisions of approximately 16% and 15%, respectively.  These increases were offset by lower Gaming Equipment division revenues of $2.6 million, or 2%.  A more detailed description of the fluctuations in revenues of each of Bally Gaming and Systems division is set forth below.

Selling, general and administrative expenses for the segment increased by $9.9 million, or 10%, for the nine months ended March 31 2006, as compared to the corresponding period in the prior year.  A majority of the increase was associated with an increase in payroll and related expenses of $7.0 million, $4.8 million of which was attributable to share based compensation expenses charged to this segment as a result of the adoption of SFAS No. 123R, as more fully discussed in Note 5 to the condensed consolidated financial statements, with the remaining $2.2 million resulting from an increase in headcount from 1,677 at March 31, 2005 to 1,858 at March 31, 2006.  Legal fees increased by $3.4 million as a result of certain litigation matters.  Travel and entertainment increased $1.7 million due to our focus on the promotion of international business.    License fees increased $1.1 million.

Inpairment Charges.  During the nine months ended March 31, 2006, we recorded impairment charges of $14.0 million as compared to $3.6 million in the prior period primarily related to acquired intangible assets related to track names and other intellectural property that were no longer recoverable.

Depreciation and amortization expense increased by $4.2 million, or 37%, for the nine months ended March 31, 2006, as compared to the corresponding period of in the prior year primarily due to higher capital expenditures incurred during the prior twelve month period.

Gaming Equipment.  Revenues from our Gaming Equipment division decreased by $2.6 million, or 2%, for the nine months ended March 31, 2006, as compared to the corresponding period in the prior year.  The decline was partially a result of a 78% decrease in sales to OEMs from 2,907 units for the nine months ended March 31, 2005, compared to 650 units in the current year period.  The decrease in revenue was also associated with a reduction in our ASP of new gaming units from $10,460 to $9,981 resulting from revenue from the sale of approximately 2,660 lottery units to distributors during the current period.  These decreases were partially offset by an increase in new gaming units sold of 1,662 units, from 10,277 units in the nine months ended March 31, 2005 to 12,725 units in the current year.

Systems.  Revenues from our Systems division increased by $11.9 million, or 16%, for the nine months ended March 31, 2006, as compared to the corresponding period in the prior year.  This was primarily due to a $3.2 million increase in international sales of our systems products.

Gross margin from our Systems division declined to 75% for the nine months ended March 31, 2006, as compared to 80% for the corresponding prior period.  This was primarily due to the decrease in software license sales that produce higher margins as compared to other components such as hardware sales.

Gaming Operations. Revenues from our Gaming Operation division increased by $14.2 million, or 15%, for the nine months ended March 31, 2006, as compared to the corresponding period in the prior year.  This was primarily a result of a $10.1 million, or 23%, increase in both participation and rental revenues derived from our installed base of centrally determined games. This was partially offset by a decrease in wide-area progressive revenue of $4.5 million resulting from a decrease in the installed base of games during the period.

Gross margin, which includes depreciation expense of $32.6 million and $20.4 million for the nine months ended March 31, 2006 and 2005, declined to 42% for the nine months ended March 31, 2006, from 54% in the corresponding period of the prior year.  This was primarily a result of a change in the estimated useful life and salvage values for certain gaming equipment used in the Gaming Operations division.  During the nine months ended

March 31, 2006, this reassessment resulted in a $13.4 million increase in depreciation expense charged to cost of gaming equipment and systems.  Excluding depreciation and amortization expense margin remained consistent between periods.

Casino Operations

Our Rainbow Casino is one of four casinos currently operating in the Vicksburg, Mississippi market. The casino draws customers primarily from a 75-mile radius surrounding Vicksburg, which includes Jackson, Mississippi.  The summary of our financial results and operating statistics for our Casino Operation are as follows:

	Three months ended March 31,					Nine months ended March 31,
	2006	% Rev	2005	% Rev	Increase/ (Decrease)	2006	% Rev	2005	% Rev	Increase/ (Decrease)
Revenue	$15.1	100%	$13.7	100%	10%	$41.1	100%	$39.3	100%	5%

Gross margin	$10.2	68%	$8.9	65%	15%	$27.0	66%	$25.1	64%	8%
Selling, general and administrative	$4.1	27%	$3.3	24%	24%	$10.7	26%	$10.0	25%	7%
Depreciation and amortization	$0.9	6%	$0.8	6%	13%	$2.7	7%	$2.4	6%	13%
Operating income	$5.2	34%	$4.8	35%	8%	$13.6	33%	$12.7	32%	7%

Operating statistics:
Average number of gaming devices	893		916		(3)%	893		930		(4)%
Average number of table games	12		12		—%	12		12		—%

Three and Nine Months Ended March 31, 2006 Compared to Three and Nine Months Ended March, 2005

Casino Operations revenue improved 10% and 5% for the three and nine month periods ended March 31, 2006, respectively, as compared to the corresponding periods in the prior year.  The increases were attributable to the fact that, unlike in respect of our competitors’ properties, our property did not sustain any significant damage in connection with the Gulf Coast hurricanes in August and September 2005.

Overall gross margins, selling, general and administrative expenses and depreciation and amortization expense as a percentage of revenue improved for both the three and nine month periods ended March 31, 2006, as a result of costs remaining fairly stable while revenue improved, as mentioned above.

Parent Company

The summary financial results of Bally Technologies, Inc., our parent entity, are set forth below.  These results also include certain other income and expenses that are otherwise not allocated to a specific business segment.

	Three Months Ended March 31,			Nine Months Ended March 31,
	2006	2005	Increase/ (Decrease)	2006	2005	Increase/ (Decrease)
	(dollars in millions)
Selling, general and administrative	$7.0	$4.1	71%	$19.8	$13.9	42%
Depreciation and amortization	0.3	0.3	—%	1.0	1.0	—%
Total Parent Company expense	$7.3	$4.4	66%	$20.8	$14.9	40%

Operating income (expense)
Interest income	$0.9	$1.3	(31)%	$2.4	$3.2	(25)%
Interest expense	(7.1)	(5.1)	(39)%	(20.3)	(12.9)	(57)%
Loss on extinguishment of debt	—	—	—%	—	(0.6)	100%
Other, net	—	0.2	(100)%	(0.5)	1.0	(150)%
Total other income (expense)	$(6.2)	$(3.6)	(72)%	$(18.4)	$(9.3)	(98)%

Income tax benefit (expense)	$9.8	$(0.5)	2,060%	$18.6	$4.1	354%
Minority interest	$(0.2)	$(1.0)	80%	$(2.8)	$(2.6)	(8)%

Three Month and Nine Months Ended March 31, 2006 Compared to Three Month and Nine Months Ended March 31, 2005

Our selling, general and administrative expenses at the parent company level increased $2.9 million and $5.9 million, respectively, for the three and nine month periods ended March 31, 2006, as compared to the corresponding periods in the prior year.  These increases were a result of the following:

•                  The accrual of $0.6 million and $2.4 million respectively, related to the legal fees and the anticipated settlement of class action litigation;

•                  An increase in accounting and professional fees of $0.9 million and $3.3 million, respectively, primarily attributable to the restatement of previously issued financial statements; and

•                  Share based compensation expense charged to this segment of $1.9 million and $4.6 million, respectively, as a result of the adoption of SFAS No. 123R.

Interest expense for the three and nine month periods ended March 31, 2006 totaled $7.1 million and $20.3 million, respectively, compared to $5.1 million and $12.9 million in the prior year periods.  The increase in interest expense was a result of higher interest rates in effect in the respective periods as well as a charge of $0.6 million in default interest during the nine months ended March 31, 2006 (see Note 7 Long-Term Debt, of the Notes to Condensed Consolidated Financial Statements).

The effective income tax rate for the nine month period ended March 31, 2006 was 37% as compared to 21% for the corresponding period in 2005.  The effective tax rate for the nine months ended March 31, 2006 was affected by our adoption of SFAS No. 123R and the resulting non-deductible share based compensation expense recognized for book purposes, the expiration of the research and development tax credits on our federal tax return for the last half of fiscal year 2006, and reserves applied to certain deferred tax assets from foreign losses.

Significant Items Affecting Comparability

Certain significant items affect the comparability of financial statements from the three month and nine month periods ended March 31, 2006, to the corresponding periods in the previous fiscal year.  These items are discussed below.

Inventory and asset write-downs:  In fiscal 2005, we faced declining demand for gaming devices based on our legacy platform, and therefore, we reassessed this particular portion of our inventory.  In October 2004, we made the strategic decision to move to our new Alpha OS platform, which was made commercially available in April 2005 in most markets.

The decision to move our gaming devices to the new platform, the targeting of used equipment for non-domestic markets, and the consolidation of certain warehouses all led to accelerated disposals of legacy products in both fiscal 2006 and 2005.  This process has required updating estimates for the net realizable value of inventories due to the subjectivity involved in projecting sales volumes, used game sales values, refurbishment costs, and customer demand in non-domestic jurisdictions.  As a result of our ongoing analysis of inventory valuations, we have taken a series of inventory write-downs totaling $2.5 million and $7.9 million and $10.6 million and $18.0 million for the three and nine month periods ended March 31, 2006 and 2005, respectively.

The Company also recorded a write-down of leased gaming equipment of $1.0 million and $3.2 million in the nine months ended March 31, 2006 and 2005, respectively.

We continue to hold a significant number of used gaming devices, therefore, there can be no assurances that further write-downs will not occur in future periods.

Impairment charges: During our review of intangible assets for impairment, we determined that certain finite and indefinite lived intangible assets had become impaired.  Consequently, we recorded an impairment charge of $14.0 million compared to impairment charges in fiscal 2005 of $3.6 million in the three and nine month periods ended March 31, 2006 and 2005, respectively.

Depreciation on leased gaming machines:   During the second quarter of fiscal 2006, the Company re-assessed the estimated useful life and salvage values for certain gaming equipment.  This reassessment resulted in a reduction of both the useful lives and salvage value of these assets and a $6.6 million and $13.4 million increase in depreciation expense charged to the cost of gaming operations during the three and nine month periods ended March 31, 2006.

Severance charges.  As part of a review of our operations, we reduced our workforce during the nine months ended March 31, 2005 and incurred severance charges totaling $3.7 million.  No such severance charges were incurred in the nine months ended March 31, 2006.

Discontinued Operations. During fiscal year 2004, we disposed of our Nevada route operations and our Rail City Casino.  In fiscal year 2005, we sold our Louisiana route operations.

The gain previously recorded in June 2004 on the sale of our Nevada route operations was subsequently adjusted during the three months ended September 30, 2004, for charges incurred with respect to an adverse outcome in a patent infringement case totaling $4.7 million, net of tax.  This amount is included in the discontinued operations section of our statement of operations.  Our Louisiana operations also contributed a net profit of $0.7 million and $1.1 million for the three and nine month periods ended March 31, 2005, which is also included in discontinued operations.

Financial Condition

Liquidity

As of March 31, 2006, we had $32.3 million in consolidated cash and cash equivalents which included approximately $3.7 million of cash utilized in our Casino Operations segment that is held in vaults, cages or change banks.  We had net working capital of approximately $128.1 million, an increase of approximately $3.0 million from June 30, 2005 levels.  This decrease is discussed in “—Working Capital” below.

Pursuant to various state gaming regulations, certain cash accounts are maintained to ensure availability of funds to pay wide-area progressive jackpot awards. At March 31, 2006, these accounts had an aggregate value of approximately $14.1 million, which are classified as restricted cash on our condensed consolidated balance sheets.  In addition, we purchase U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive winnings as annual or weekly installment payments rather than one lump sum.  These securities are included in restricted long-term investments in the accompanying condensed consolidated balance sheets, and totaled $8.7 million as of March 31, 2006.

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

We entered into a loan agreement that governs our $75.0 million revolving credit facility as well as our term loan.  No amounts were outstanding as of March 31, 2006 under the revolving credit facility.  Our ability to borrow under the revolving credit facility is limited by our leverage ratio and our compliance with certain other covenants set forth in the loan agreement.  Based on the current leverage ratio, we had approximately $2.5 million of availability under the revolving credit facility as of March 31, 2006, as compared to $26.3 million as of June 30, 2005 which reflects the improved operating results in the 12 month measurement period ending March 31, 2006.

The financial covenants under the loan agreement consist of a leverage ratio, a fixed charges coverage ratio, and a minimum of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (as that term is defined in the loan agreement) ratio.  The leverage ratio is computed as total average debt outstanding during the quarter divided by the trailing 12 months EBITDA, excluding certain cash and non-cash charges, and is further adjusted to remove EBITDA from discontinued operations at the time those operations are sold.  Our leverage ratio as of March

31, 2006 was 4.22 times versus the covenant maximum of 4.25 times.   We were in compliance with all financial covenants as of March 31, 2006.

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

In December 2006, we executed an additional amendment to our bank facility, which extended the due date for the  delivery of our quarterly report on Form 10-Q for the Fiscal Quarter ended March 31, 2006 and our audited financial statements for the fiscal year ended June 30, 2006 to March 15, 2007. We paid an administrative fee of $1.2 million, which will be expensed in the quarter ended December 31, 2006, in exchange for the concessions granted under the amendment.

Management believes that cash flows from current operating activities and the availability under the revolving credit facility will provide us with sufficient capital resources and liquidity to operate our business for at least the next 12 months.  At March 31, 2006, we had no material commitments for capital expenditures.

Working Capital

The following table presents the components of consolidated working capital at March 31, 2006, and June 30, 2005, excluding assets and liabilities of discontinued operations:

	March 31,	June 30,	Increase (decrease)
	2006	2005	Amount	%
	(dollars in 000s)
Current assets:
Cash and cash equivalents	$32,372	$33,170	$(798)	(2)%
Restricted cash	14,098	13,421	677	5%
Accounts and notes receivable, net	119,534	97,679	21,855	22%
Inventories	60,262	63,523	(3,261)	(5)%
Income taxes receivable	566	—	566	100%
Deferred tax assets	30,851	30,884	(33)	—%
Other current assets	42,396	33,034	9,362	28%
Total current assets	$300,079	$271,711	$28,368	10%

Current liabilities:
Accounts payable	$31,564	$36,807	$(5,243)	(14)%
Accrued liabilities	69,819	43,838	25,981	59%
Deferred revenue	49,123	40,962	8,161	20%
Jackpot liabilities	12,603	13,025	(422)	(3)%
Taxes payable	—	1,752	(1,752)	(100)%
Current maturities of long-term debt	8,844	10,163	(1,319)	(13)%
Total current liabilities	171,953	146,547	25,406	17%
Net working capital	$128,126	$125,164	$2,962	2%

For the nine month period ended March 31, 2006, working capital increased $3.0 million primarily as a result of the following:

•                  A $21.9 million net increase in accounts and notes receivable relating to higher revenue levels (both recognized and deferred), driven by the sales of the ALPHA OS-based products;

•                  A $3.3 million net decrease in inventory, which resulted from an increase in new unit sales (both recognized and deferred) driven by the sales of the ALPHA OS-based products;

•                  An increase in other current assets of $9.4 million, primarily as a result of a $7.7 million increase in deferred costs directly related to deferred revenues discussed below and the reclassification to current assets of approximately $7.8 million and related costs previously classified as long term assets associated with a litigation bond in a case settled in July 2006 further discussed in Part II. Item 1. Legal Proceedings, offset by a decrease in trial games of $2.4 million resulting from the conversion to sale of games previously on trial;

•                  An overall increase in accounts payable and accrued liabilities of $20.7 million due to the timing of certain vendor payments; and

•                  An increase in current deferred revenue of $8.2 million (and $7.7 million in related deferred cost of sales) as a result of an increase in transactions that did not meet the revenue recognition requirements of SOP No. 97-2.

Cash Flow Summary

	Nine Months Ended
	March 31,		Increase (decrease)
	2006	2005	Amount
	(dollars in millions)
Cash flows from:
Operating activities	$45,737	$18,639	$27,098
Investing activities	(39,732)	(51,245)	11,513
Financing activities	(6,828)	(107,050)	100,222

During the nine month period ended March 31, 2006, cash flows provided by operating activities totaled $45.7 million, as compared to $18.6 million provided by operating activities in the corresponding period in the prior year.  The improvement in net cash flows from operations for the nine month period is primarily related to:

•                  The use of cash in the prior year period to purchase an appeal bond related to patent litigation ($7.4 million);

•                  An increase in deferred revenue of $21.1 million (and $17.5 million in deferred cost of sales) as a result of an increase in transactions that did not meet the revenue recognition requirements of SOP No. 97-2.

These amounts were partially offset by an increase in accounts and notes receivable relating to higher revenue (both recognized and deferred) driven by sales of the ALPHA OS-based products, as well as the timing of receivable collections cycle increased;

During the nine month period ended March 31, 2006, cash flows used in investing activities totaled $39.7 million, as compared to $51.2 million for the corresponding period in the prior year.  This change is primarily the result of:

•                  Capital expenditures of $10.0 million compared to $9.1 million for the corresponding period in the prior year which is the result of a decrease in expenditures for internal software and leasehold improvements;

•                  Costs incurred to deploy additional leased gaming devices totaling $26.6 million compared to $29.9 million in the prior year period resulting from an increase in the total base of recurring games deployed; and

•                  An earn-out cash payment of $12.0 million during the nine month period ended March 31, 2005.

During the nine month period ended March 31, 2006, cash flows used in financing activities totaled $6.8 million as compared to $107.1 million for the corresponding period in the prior year. The prior year’s financing activities reflected $101.6 million in cash used to repay debt resulting from the sale of certain of our non core assets in the prior year.  The current period cash uses primarily relate to principal payments on long term debt totaling $7.1 million compared to $5.3 million for the corresponding period in the prior year .

Contractual Commitments

There were no material changes during the three and nine month periods ended March 31, 2006, to the contractual obligations and commitments disclosed in the 2005 10-K.

Critical Accounting Policies

A description of our critical accounting policies can be found within management discussion and analysis of financial condition and results of operation in the 2005 10-K. There were no material changes to those policies during the three month period ended March 31, 2006.

Recently Issued Accounting Pronouncements

In February, 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No.159 provides companies with an option to report selected financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements to facilitate comparisons between companies using different measurement attributes for similar types of assets and liabilities. The statement is effective as of the beginning of the first fiscal year beginning after November 15, 2007. Earlier application is permitted provided we also apply the provisions of Statement 157 Fair Value Measurements. We are currently in the process of evaluating the impact SFAS No. 159 will have on our consolidated results of operations, financial position and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies existing accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and accordingly, the Company expects to adopt SFAS No. 157 beginning in fiscal year 2009. We are currently in the process of evaluating the impact SFAS No. 157 will have on our consolidated results of operations, financial position and cash flows.

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

In June 2005, the FASB issued FASB Staff Position (“FSP”) No. 143-1, Accounting for Electronic Equipment Waste Obligations, to address accounting for obligations associated with the European Union’s Directive 2002/96/EC on Waste Electrical and Electronic Equipment. The Directive, enacted in 2003, requires EU-member countries to adopt legislation to regulate the collection, treatment, recovery, and environmentally sound disposal of electrical and electronic waste equipment. The Directive distinguishes between products put on the market after August 13, 2005 as new waste and before that date as historical waste. FSP No. 143-1 only addresses accounting for historical waste and is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of adoption of the law by the applicable European Union member country.   Adoption of FSP No. 143-1 did not have a material impact on our consolidated results of operations, financial position or cash flows.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of March 31, 2006, we had total debt of approximately $328.0 million, consisting primarily of the $312.3 million term loan under our senior credit facilities and approximately $15.7 million in other debt.  The interest rate for the term loan is reset every six months.  If the LIBOR rates were to increase or decrease by 100 basis points, with all other factors remaining constant, earnings would decrease or increase by approximately $3.3 million annually, on a pre-tax basis.

Foreign Currency Exchange Rate Risk

Our foreign subsidiaries generally use their domestic currency as their functional currency. A 10% fluctuation in the exchange rates of these currencies against the U.S. dollar would result in a corresponding change in earnings reported in the consolidated group which would have no significant effect on a pre-tax basis.

ITEM 4.          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures were not effective due to the existing material weaknesses in our internal control over financial reporting that were previously identified and  discussed in the 2005 10-K and below under “—Internal Control Over Financial Reporting —Certain Changes in Internal Control over Financial Reporting during the Fiscal Quarter Ended March 31, 2006.”

In view of the fact that the financial information presented in this quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2006, was prepared in the absence of effective internal control over financial reporting, we have devoted a significant amount of time and resources to the analysis of the financial statements contained in this report.  In particular, we have reviewed the significant account balances and transactions reflected in the financial statements contained in this report and otherwise analyzed the transactions underlying our financial statements to verify the accuracy of the financial statements.  Accordingly, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, and cash flows.

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

Certain Changes in Internal Control Over Financial Reporting during the Fiscal Quarter Ended March 31, 2006

During the quarter ended March 31, 2006, management continued its remediation steps to address the material weaknesses known at that time and previously reported. These remediation steps were developed through investigation and review of the processes and activities surrounding the material weaknesses and include changes to these processes and the development of test and review programs designed to prevent or detect similar future occurrences.  There were no other changes to our internal control over financial reporting during the three month period ended March 31, 2006 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness in Internal Control Over Financial Reporting Previously Reported

Inadequate staffing and training in finance and accounting. We strengthened our financial organization by hiring several new key members of our management team, increasing our overall staffing levels and providing added training and financial discipline to the financial reporting process.

Ineffective controls related to the preparation of certain account analyses, account summaries and account reconciliations. We established a formal checklist process to ensure that all accounts requiring analysis before each financial statement close were properly identified and reconciled.  We re-evaluated the level of responsibility and review and re-trained appropriate personnel in the required approach and documentation standard for each key account analysis to ensure proper and timely account reconciliations were performed.

Inadequate controls related to revenue recognition. We redesigned our control structure to analyze and review the revenue on all sales contracts.  We formally documented our revenue recognition processes to comply with GAAP, including the requirements of AICPA SOP 97-2.  We hired additional qualified financial personnel, and trained and educated the appropriate personnel in the finance, systems and game sales organizations on our comprehensive revenue recognition policies and requirements.  In addition, we engaged an outside firm to review significant revenue transactions for each accounting period.

Inadequate controls related to inventory valuation. We expanded our review of inventory by senior management. Management reviews supporting schedules prepared by the cost accounting manager and selects various accounts for additional analysis. We had previously identified an issue regarding the accounting for excess inventory issued for work orders but subsequently restocked. We currently record manual adjustments to correctly account for restocked items. We have also increased the number of physical counts of our inventories during fiscal 2006 including certain sites located outside of Las Vegas. We will continue to perform physical counts during fiscal 2007. We perform quarterly analyses of any purchase price variances that may occur when there is a deviation from our standard prices and make any necessary adjustments.

Ineffective controls related to income taxes. We enhanced our tax department with a higher level manager position.  Additionally we engaged qualified outside tax experts to assist in the review of our annual tax provision, disclosures and supporting tax treatments and compilations.

Ineffective controls at the entity level. We re-evaluated our entity level control requirements in conjunction with COSO’s comprehensive list of entity wide objectives, taking into consideration objectives specific to the control environment, risk assessment, monitoring function and dissemination of information and communication activities to ensure our new design provided distributed coverage.  Updates were then made to controls that were not previously in place or were not operating effectively. The desired design of identified control activities was reviewed with executive and other key members of management.  We communicated our new control structure to the organization through multiple avenues of communications, including a web-cast, a self assessment educational quiz,  and utilized mailings, intranet postings and an all managers meeting to re-emphasize  our code of ethics, business conduct and anonymous hotline.

PART II

ITEM 1.          LEGAL PROCEEDINGS

Litigation

On September 25, 1995, Bally Gaming, Inc. (“BGI”), a wholly-owned subsidiary of the Company, was named as a defendant in a class action lawsuit filed in the United States District Court for the District of Nevada. The plaintiffs filed suit against BGI and approximately 45 other defendants, each of which is involved in the gaming business as a gaming machine manufacturer, distributor or casino operator. The lawsuit arises out of alleged fraudulent marketing and operation of casino video poker machines and electronic slot machines. The plaintiffs alleged that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce people into playing their gaming machines based on a false belief concerning how those machines actually operate, as well as the extent to which there is actually an opportunity to win on any given play. The plaintiffs allege that the defendants’ actions constitute violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) and give rise to claims of common law fraud and unjust enrichment. The plaintiffs are seeking monetary damages in excess of $1.0 billion. In July 2002, the Federal District Court denied the plaintiffs’ request for class action certification. In August 2004, the United States Court of Appeals for the Ninth Circuit affirmed the Federal District Court’s denial of class action certification, and the plaintiffs did not appeal. Subsequently, two of the four named plaintiffs elected to continue their cases as individual, non-class actions. However, in September 2005, the court granted the defendants’ motions for summary judgment, resolving all claims in defendants’ favor without a trial. In October 2005, the plaintiffs appealed the District Court’s granting of summary judgment in favor of the defendants to the United States Court of Appeals for the Ninth Circuit. Thereafter, the plaintiffs/appellants agreed to dismiss their appeal in exchange for the defendants’ agreement not to pursue a claim for costs.  The appeal was dismissed on June 26, 2006.

In June and July 2004, putative class actions were filed against the Company and its officers, Robert Miodunski, Robert Saxton, Mark Lerner and Steven Des Champs, in the United States District Court for the District of Nevada. The nearly identical complaints alleged violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), stemming from revised earnings guidance, declines in the stock price and sales of stock by insiders. The complaints sought damages in unspecified amounts. The Federal District Court granted the plaintiffs’ unopposed motions to consolidate the cases and to appoint a lead counsel and a lead plaintiff, and the plaintiffs filed a consolidated complaint, all as is customary in such cases.  The Company and the other defendants have moved to dismiss the complaint.  Thereafter, activity in the case was stopped and the parties participated in a mediation process during which the parties agreed on the terms of a settlement. The parties have negotiated and executed settlement documents settling both the consolidated class action and the derivative case discussed below. Under the settlement, which is subject to court approval, an aggregate of $16 million in cash, plus certain interest, will be paid to settle the securities class action as well as the derivative litigation discussed below.  The Company will pay $1.25 million, which was accrued in the Company’s financial statements for the quarter ended September 30, 2005. The Company also incurred approximately $1.2 million in legal fees and related costs in the nine months ended March 31, 2006.  Additionally, the Company incurred approximately $0.7 million for legal fees related to the litigation in the fourth quarter of fiscal year 2006. In addition to certain governance actions the Company has agreed to undertake in connection with the settlement, the Company’s directors and officers insurer will contribute approximately $14.75 million to the settlement.

In July 2004, two derivative lawsuits were filed in Nevada state court against the members of the board of directors and the officers listed above. The Company was named as a nominal defendant in the derivative lawsuits as the claims were purportedly asserted for the benefit of Bally Technologies, Inc. These lawsuits asserted claims for breach of fiduciary duty and waste of corporate assets arising out of the same events as those giving rise to the class actions described above, and sought injunctive relief and damages in unspecified amounts. These two cases were consolidated, and the Company and the other defendants moved to dismiss the case. In February 2005, the state district court granted the defendants’ motion and dismissed the case. The plaintiffs appealed the dismissal to the Nevada Supreme Court, which referred the matter to its settlement conference program. The parties met with a court-appointed settlement judge on December 15, 2005, and agreed to settle the case for $8,000, and on February 2, 2006, the Nevada Supreme Court entered its order formally dismissing the appeal, thereby terminating the case. Although management believes the plaintiffs’ lawsuit and appeal were without merit, it determined that the settlement was in the best interests of the Company.

On March 27, 2006, shortly after the aforementioned derivative suit was dismissed in the Nevada state court, another derivative lawsuit was filed in the United States District Court for the District of Nevada against individual defendants Robert Miodunski, Robert Saxton, Steven Des Champs, Mark Lerner, David Robbins, Anthony DiCesare, Joel Kirschbaum, Kevin Verner, Richard Haddrill, Stephen Race, Jacques André and nominal defendant Bally Technologies, Inc. Based on factual allegations that are similar to those alleged in the federal securities class action complaints and the previous derivative actions that were dismissed by the District Court, the derivative complaint alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violation of the Sarbanes-Oxley Act of 2002. The parties have reached a settlement as discussed more fully above.

In August 2004, Shuffle Master sued the Company in the United States District Court for the District of Nevada, alleging infringement of various patents in connection with the Company’s MindPlay product line and seeking injunctive relief and damages in an unspecified amount. In June 2005, it was announced that IGT had acquired an interest in the patents at issue in the case, and thereafter IGT joined the case as a plaintiff.  In December 2005, the District Court issued a ruling construing the claim terms of all the patents in the suit. Management believes the plaintiffs’ lawsuit to be without merit, and the Company is vigorously defending against the lawsuit.

In September 2004, a United States District Court jury in the District of Nevada entered a $7.4 million verdict against the Company in a suit filed by Action Gaming (“AGI”) and IGT. The suit alleged that the multi-hand video poker game deployed by the Company’s former subsidiary, United Coin, infringed the plaintiffs’ patents. The Federal District Court ruled on summary judgment that the game did not infringe the patents. However, the court left to the jury the question whether the use of “autohold,” a specific, optional feature of the game, caused it to infringe under the “doctrine of equivalents,” a doctrine of patent law. The jury determined that the game with the autohold option enabled did infringe under the doctrine of equivalents and awarded damages accordingly. The feature has been disabled on all affected games in the field, and the decision permits continued deployment of the game as long as the autohold feature is not included. The Company appealed the decision to the United States Court of Appeals for the Ninth Circuit and posted a cash bond totaling $7.6 million to stay payment of the judgment and accrued interest pending the appeal. The cash bond is included in other non-current assets and the accrued liability is included in accrued liabilities in the accompanying balance sheets. This amount has been accrued and the expense for this charge is included in discontinued operations in the accompanying statement of operations for 2004.   On July 11, 2006, the federal circuit court of appeals affirmed the district court judgment, denying the appeals for both parties, and thereafter, the judgment was satisfied out of the posted bond.

On December 7, 2004, IGT filed a patent infringement lawsuit against the Company in the United States District Court for the District of Nevada. The complaint asserts that the Company’s wheel-based games, such as Monte Carlo™, Lucky Wheel™ and Cash For Life™, its games with a reel in the top box, such as Bonus Frenzy™, and its iView™ products infringe on patents held by IGT, and seeks injunctive relief and damages in unspecified amounts. The Company believes IGT’s claims are without merit and is vigorously defending itself against the lawsuit. As part of its defense, the Company has asserted counterclaims against IGT, including claims that IGT’s patents are invalid, unenforceable and not infringed, as well as several claims that IGT has engaged in anti-competitive conduct in violation of state and federal antitrust laws. By its counterclaims, the Company is seeking damages and other relief from IGT. IGT’s motion to dismiss the Company’s antitrust claims was denied on January 10, 2006. A Markman hearing took place in December 2006 and the Company expects a related claim construction ruling.  No trial date has been set.

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

In May 2006, IGT filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware.  The complaint asserts that the Company’s Bally Power Bonusing™ products infringe patents held by IGT, and seeks injunctive relief and damages in unspecified amounts.  IGT’s motion for a preliminary injunction is pending.  The Company believes IGT’s claims, including its request for preliminary relief, are without merit and is vigorously defending itself against the lawsuit.

In September 2006, the Company filed a patent infringement lawsuit against IGT in the United States District Court for the District of Nevada.  The complaint asserts that certain of IGT’s bonus wheel games infringe patents held by the Company, and seeks injunctive relief and damages.  IGT filed an answer generally denying the claims.  The case is in the discovery phase and no trial date has been set.

The Company is also a party to various lawsuits relating to routine matters incidental to our business.  Management does not believe that the outcome of such litigation, including the matters above, in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 6, 2006, the Company held its annual shareholders meeting at which the shareholders voted on the following:

•                  The election of Joel Kirschbaum and Kevin Verner to serve as director for terms of three years each, each to serve until his respective successor has been elected and has been qualified.  Of the 52,137,666 shares outstanding, 33,535,686 were voted for and 6,314,855 withheld from Mr. Joel Kirschbaum and 37,696,449 were voted for and 2,154,092 were withheld from Mr. Kevin Verner.

•                  An amendment to the Company’s Restated Certificate of Incorporation, as amended, to change the Company’s name to Bally Technologies, Inc.  With respect to this amendment, 39,754,421 shares were voted for, 56,492 shares against, 39,627 shares abstained and there were 2,085,735 broker non-votes.

•                  An amendment to the Company’s Amended and Restated 2001 Long Term Incentive Plan, as amended, to increase the number of shares of Bally common stock issuable thereunder by 550,000 shares.  With respect to the approval of the amendment to the Plan, 23,743,768 shares were voted for, 10,600,859 shares against, 37,388 shares abstained and there were 7,554,260 broker non-votes.

•      The ratification of the Board of Director’s appointment of Deloitte & Touche LLP to act as independent public accountants of the Company for the fiscal year ending June 30, 2006. With respect to the approval of the ratification of Deloitte & Touche LLP to act as independent accountants for the Company for the fiscal year ending June 30, 2006, 39,164,241 shares were voted for, 628,996 shares against, and 57,303 shares abstained.

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

BALLY TECHNOLOGIES, INC.	Date: March 15, 2007

By	/s/Richard Haddrill
Richard Haddrill
President and Chief Executive Officer
(Principal Executive Officer)

By	/s/Robert C. Caller
Robert C. Caller
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)