Form 10-K
period 2006-06-30
BALLY TECHNOLOGIES, INC.
filed 2007-03-15
CIK 2491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

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

Common Stock, $0.10 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes   ☒ No

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

The aggregate market value of the common stock, $0.10 par value, held by non-affiliates of the registrant, computed based on the closing sale price as of December 29, 2006 of $18.68 per share as reported by the New York Stock Exchange, was approximately $917,300,000.

According to the records of the registrant’s registrar and transfer agent, the number of shares of the registrant’s common stock outstanding as of March 9, 2007 was 53,206,342, which do not include 531,148 shares held in treasury.

BALLY TECHNOLOGIES, INC.

FORM 10-K

Year Ended June 30, 2006

EXPLANATORY NOTE

As previously disclosed on the Form 12b-25 of Bally Technologies, Inc. filed with the Securities and Exchange Commission (the “SEC”) on September 14, 2006, the filing of this Annual Report on Form 10-K for the period ended June 30, 2006 (this “Annual Report on Form 10-K”), was originally delayed due to the significant amount of additional time and resources necessary to complete the preparation and analysis of the financial statements for the fiscal quarters ended September 30, 2005, December 31, 2005 and March 31, 2006. The filing of this Annual Report on Form 10-K was further delayed by the restatements discussed in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2005, filed with the SEC on October 31, 2006 (the “2005 10-K”). Furthermore, the preparation of the financial information presented in this Annual Report on Form 10-K required additional time and resources because it was prepared while certain material weaknesses existed in our internal control over financial reporting which are described in Item 9A, Controls and Procedures. Unless specifically stated otherwise, information presented in this Annual Report on Form 10-K is as of and for the periods ended June 30, 2006.

PART I

ITEM 1.                BUSINESS

General

We are a leader in the design, manufacture, assembly and distribution of technology based products to commercial gaming markets worldwide. In addition to selling our gaming devices, we also offer our customers a wide range of lease and rental options. Our primary technologies include gaming devices for land-based, riverboat and Native American casinos, video lottery and central determination markets and specialized system based hardware and software products. Our specialized hardware and software products provide casinos with a wide range of marketing, data management, accounting, security and other software applications and tools to more effectively manage their operations. We also own and operate a riverboat dockside casino in Vicksburg, Mississippi.

You can find further information regarding our individual business units in the notes to our consolidated financial statements included in this Annual Report on Form 10-K and Item 7. Management’s Discussion and Analysis of financial condition and results of operations.

We were incorporated in Nevada on September 30, 1968, under the name Advanced Patent Technology. Following two other name changes, we became Alliance Gaming Corporation on December 19, 1994, and on March 6, 2006, we changed our name to Bally Technologies, Inc. Unless the context requires otherwise, the terms “Bally,” the “Company,” “we” and “our” as used herein refer to Bally Technologies, Inc. and subsidiaries.

Our principal executive offices are located at 6601 South Bermuda Road, Las Vegas, Nevada 89119; telephone (702) 584-7600. Our internet address is www.ballytech.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Copies of these material and the others we furnish to the SEC are publicly available at the SEC’s Public Reference Room at 100F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Financial Information

The financial information required with respect to each of our business segments and with respect to geographical areas can be found in the consolidated financial statements included in this Annual Report on Form 10-K and the related notes.

Business Units

Our business consists of two business units, the Bally Gaming and Systems business unit and the Rainbow Casino (“Rainbow”) business unit. The Bally Gaming and Systems unit consists of three primary sub-groups: Gaming Equipment, which includes the sale of gaming devices; Gaming Operations, which includes the rent and lease of gaming devices; and Systems, which includes the sale and support of gaming systems. We also own and operate the Rainbow Casino in Vicksburg, Mississippi. The following table sets forth the percentage of revenues of the Company’s business units for the periods indicated:

	Revenue by Business Unit Year Ended June 30,
	2006		2005		2004
	(dollars in 000s)
Bally Gaming and Systems
Gaming Equipment	$228.9	42%	$202.8	42%	$223.3	47%
Systems	120.5	22%	97.0	20%	121.9	26%
Gaming Operations	145.1	26%	131.3	27%	79.1	16%
Rainbow	52.6	10%	52.0	11%	52.3	11%
	$547.1	100%	$483.1	100%	$476.6	100%

Bally Gaming and Systems—Gaming Equipment

We design, manufacture, assemble and sell a full range of technology based gaming devices. These devices are not mass produced and are normally configured under specific order to a customer’s particular requirements. Gaming devices are differentiated from one another by a number of factors including, but not limited to, graphic design and theme, cabinet style, pay table, game layout, betting denomination and minimum/maximum betting amount.

Our gaming devices include a variety of game features and layouts, mechanical reel spinning devices in various reel layouts, as well as other newer products such as multi-game video poker, devices featuring high profile top boxes with various game features and varying sizes geared towards specific market niches. The gaming products we create are the result of comprehensive product development efforts which include extensive internal and third party testing. We also perform market tests of our products with the cooperation of casino operators to assess reliability and player appeal.

Each gaming device typically contains an operating system typically referred to as a game platform. The operating system manages the software needed to run the device. Game platforms and the related computer systems are constantly updated and revised to keep pace with the ever-increasing complexity of modern game play requirements. The constant change in game play requirements is driven by, among other things, changes in consumer demand, capacity, security and regulation. In fiscal 2005, we completed the successful migration from our legacy platforms, including the V7000 and EVO™, to the Linux-based ALPHA OS™ platform and operating system. In fiscal 2006, we also extended the transition to the ALPHA OS to our mechanical reel spinning devices. ALPHA OS is now the platform for each of our gaming device product offerings and, as a result, marketing of our legacy products has generally been discontinued. The platform’s flexibility allows us to use it in traditional and Native American casinos, as well as lottery, central determination and bingo markets.

The ALPHA OS is designed to separate the gaming operating system from the game layer, which enables game development in a much shorter time. ALPHA OS is also designed to incorporate bonusing, free spin, scatter and other advanced game features, while providing internal and third-party developers with a secure, easy-to-use programming environment that incorporates an advanced set of development tools. Moreover, ALPHA OS is designed to support server-based gaming initiatives, including download of game results, configuration and game content. Additionally, our layered architecture and modular design allow for adaptability and simplified requirement changes. The operating system, which is Linux-based, is compatible with the most common accounting and ticket systems and supports 20-plus lines, bonusing, multi-denomination and multi-pay table game configurations. ALPHA OS also supports multi-level local and wide-area progressive products.

ALPHA OS was originally developed by Sierra Design Group (“SDG”), a company we acquired in 2004. The platform is the result of a significant investment in hardware and software engineering and development efforts. Since the acquisition, we have undertaken significant development initiatives to make the ALPHA OS platform compliant with the regulations of the jurisdictions in which we operate. The ALPHA OS platform has now received approval in virtually all major gaming jurisdictions, including Nevada, Mississippi, New Jersey, Missouri, Florida, Pennsylvania, Washington, New York, Rhode Island as well as various Native American jurisdictions. Subsequent to its original regulatory approval, we have developed and launched a series of video and mechanical game themes on ALPHA OS and we will continue to develop new themes to support our cabinet designs and product markets.

We also offer certain game titles in certain jurisdictions that were developed by WMS Industries, Inc. (“WMS”), Aristocrat Leisure Limited (“Aristocrat”), and Konami Co. Ltd. (“Konami”). Our use of these game titles is governed by license agreements we have entered into with each of these manufacturers.

Our sales are not limited to our gaming devices. Customers that purchase or lease our gaming devices typically purchase our replacement parts, upgrades, game conversion kits and other products to keep our devices in good working order and to enhance the underlying performance of the devices. Certain equipment within gaming devices such as video monitors, bill validators, logic boards and printers are typically replaced, whether as a result of part failures or new technology offerings by our suppliers. These sales may also include game conversion kits that provide our customers the opportunity to offer a new theme or variant on the existing product without the necessity of purchasing an entirely new gaming device. Because the average life or wholesale replacement of gaming devices is not predictable and because customers may elect to maintain existing equipment for longer periods of time, we cannot accurately forecast the extent to which conversion or upgrade products may become a larger or smaller portion of our gaming equipment sales.

We generally offer a 90-day parts and labor warranty for new gaming devices. We also remain actively involved in customer service after the original installation of the device. We provide several after-sale services to our customers including customer education programs, a 24-hour customer service telephone hot-line, an internet web site for technical support, field service support programs and spare parts programs. Our historical warranty expense as a percentage of revenues has been less than 1%.

From time to time, we also sell used gaming devices, including products made by us as well as those produced by our competitors. Generally, we acquire used devices as trade-ins toward the purchase of new gaming devices. While a small secondary market exists in the United States, used devices are typically resold into international markets where new device purchases often prove to be too costly. Where appropriate, we incur cost to recondition used devices for resale or we elect to destroy the devices. We also occasionally sell used equipment in lots on an “as is” basis to used device brokers and customers. Used game sales totaled $15.0 million, $14.4 million, and $20.4 million for the years ended June 30, 2006, 2005 and 2004, respectively.

Bally Gaming and Systems—Gaming Operations

In addition to selling our gaming devices, we also offer our customers a wide range of lease and rental options. Customers can select one of several economic arrangements, each of which generates recurring revenues for us. Specifically, these arrangements are available under four business models: linked progressive systems, centrally determined systems, lottery systems and rental or lease games. In most cases, operating gaming devices under a lease or rental arrangement requires us to invest capital in the cost of manufacturing the gaming device and related equipment, purchasing signs and seating, and, in certain cases, acquiring certain intellectual property rights.

Linked Progressive Systems:   We offer our customers gaming devices featuring a common jackpot or prize award that can be linked within a casino or among multiple casinos within a market or jurisdiction. We first received regulatory approval of our progressive system in Nevada in 1998 and now operate linked systems in Nevada, New Jersey, Mississippi and certain Native American jurisdictions. Progressive gaming devices are typically offered to customers under a daily fee arrangement that is based on a percentage of the money wagered on the participating gaming devices. In many cases, we use these revenues to fund the ultimate payment of the jackpot awards. As of June 30, 2006, we had a total of 1,053 units deployed on our wide-area progressive networks.

Centrally Determined Systems:   We have a base of centrally determined gaming devices operating primarily in Native American casinos in Washington, Florida, Alabama and Oklahoma. With the exception of the gaming devices in Oklahoma, these games have generally been sold to the customer and we receive a daily fee for the use of our central determination software. Lease arrangements based on a percentage of the net win are still most prevalent in Oklahoma. As of June 30, 2006, the installed base of centrally determined games totaled 27,437 units.

We also began selling centrally determined gaming devices that are compliant with Mexican regulations. These devices are sold pursuant to a development and supply agreement we entered into with a large distributor in December 2005. In the Mexican market, we sell gaming devices to our distributor as an original equipment manufacturer (“OEM”). Our distributor, in turn, places these devices in locations that house sports betting and pari-mutuel operations. In addition to the revenues from the sale of the devices, we derive a daily fee equal to a percentage of the net win for providing a system network, monitoring and maintenance, gaming content, consulting, and marketing and promotion services. As of June 30, 2006 we had 1,864 gaming devices in operation in Mexico.

Lottery Systems:   We provide video lottery devices to race tracks for the New York State Lottery (“NYSL”). We and SDG (prior to our acquisition in March 2004) were each awarded approximately 25% of the initial NYSL terminals to be installed through a competitive bidding process. In June 2003, we entered into long term contracts with the NYSL for an initial term of 3.5 years. The financial model for this market requires the Company to build, deploy and maintain the terminals as well as provide the related equipment in return for a share of the net win generated by the terminals. The first of these gaming devices were installed in January 2004, and have since been followed by installations at several additional tracks. As of June 30, 2006, our installed based was 2,682 units.

We also earn recurring revenues from 796 devices deployed at horseracing facilities under agreements with the Delaware State Lottery Commission.

In June 2005, we began selling video lottery gaming devices on an OEM basis to a distributor in Iowa. We received daily fee revenue based on the game’s underlying performance as well as for technology services and game themes. However, a new law was passed during the 2006 Iowa state legislative session banning such devices from operation. As a result, the games were removed from operation in May 2006, ending our daily fee revenue. During fiscal 2006, revenues from the daily fee totaled $9.2 million and revenue from the sale of gaming devices totaled $18.3 million.

Rental or Lease Games:   We offer a variety of non-linked daily fee games. We have marketed our daily fee games under such titles, among others, as Playboy®, Hot Shots™, Reel Winners™, Hee Haw®, Monte Carlo™ and Saturday Night Live™, all of which are approved in most major gaming jurisdictions in which we operate. In most cases, we incur the cost of manufacturing the gaming devices we rent or lease, and we often provide additional equipment such as signage and chairs for the customers’ use. We typically retain ownership of these gaming devices and equipment and depreciate them over their estimated useful lives. As of June 30, 2006, we had a total installed base of daily fee games of 8,291 units.

Bally Gaming and Systems—Systems

We design, program, test, market and support casino enterprise systems for a wide range of customers of varying size and complexity. These systems typically provide casino operators features such as active, real-time monitoring tools for gaming devices, tools to collect and manage customer data, security to protect against theft and data loss, and marketing programs to enhance the gaming experience. The use of system technology in gaming has grown in the past ten years from basic automation of manual activities to highly integrated mission critical applications. We believe we are the only provider in the industry that offers a selection of technology platform options to its customers. Our products operate on platforms such as Windows, AS/400 (iSeries), and UNIX, allowing our customers to choose a technology solution that meets their existing or future infrastructure requirements. The following are the primary systems we provide to our customers:

•       Slot Floor Management:  Our gaming device monitoring products are comprised of hardware consisting of micro controller based printed circuit boards installed within the gaming device as well as card readers, displays and keypads. We also develop proprietary firmware that controls and manages the hardware components of our systems. This equipment provides casinos the ability to track player gaming activity through our casino management systems and monitor employee access to gaming devices.

•       Casino Management:  Our casino management systems are composed of various hardware and software products that provide casino operators player loyalty solutions comparable to frequent guest programs offered in other leisure and retail industries; table game accounting solutions including the calculation of all revenue and expense related items; and cage and credit accountability for all extensions of credit and cage cash balancing functions.

•       Cashless Systems:  Our cashless systems provide a suite of products for casino operators to provide bonusing and cashless gaming activity to casino patrons.

We market our system product solutions under the broad categories of Bally CMS® (Casino Management Systems), Bally SMS® (Slot Management Systems) and Bally TMS® (Table Management Systems).

Rainbow—Casino Operation

The Rainbow Casino, located in Vicksburg, Mississippi, began operations in July 1994. The facility includes a 33,000-square foot casino with 891 gaming devices and 12 table games as well as a 310-seat buffet-style restaurant, and a 20,000-square foot conference center. The Casino also includes the 89-room Rainbow Hotel, which is owned and operated by a third party. Rainbow is marketed as a “locals” casino and draws mid-level gaming customers principally from within a 75-mile radius of Vicksburg. Our promotions are focused primarily on direct mail and special promotional events. The Vicksburg casino market generated approximately $297.2 million in gaming revenue in the twelve months ended June 30, 2006, representing a growth rate of approximately 18%.

We are the general partners of Rainbow Casino Vicksburg Partnership, L.P. (“RCVP”), the limited partnership that operates Rainbow. The limited partner, Rainbow Corporation, an unaffiliated third party, is entitled to receive 10% of the net available cash flows after debt service and other items, as defined in the limited partnership agreement, which increases to 20% of the incremental amount of annual revenues in excess of $35.0 million, payable quarterly through December 31, 2010. We hold the remaining economic interest in the partnership.

The operation of casinos is a highly competitive business. Gaming of all types is available throughout Mississippi in numerous locations as well as in surrounding markets. The principal competitive factors in the industry include the quality and location of the facility, the nature and quality of the amenities and customer services offered, and the implementation and success of marketing programs. Rainbow faces substantial direct competition for gaming customers from the three other gaming facilities in Vicksburg, as well as other gaming operations throughout Mississippi and surrounding markets. Additional competitors could emerge in the Vicksburg market. The timing, scale and potential impact of such competition on our business is not yet known.

In fiscal 2007, we began considering the possible sale of Rainbow to a third party in connection with our plans to focus our efforts on our technology assets. The conditions under which we may sell Rainbow are dynamic and may be impacted by a number of factors including but not limited to, general market conditions, competition, our financial position, and the interest of certain buyers who may be strategic to us. If we do not receive a financially beneficial offer, we may decide not to sell the casino.

Acquisitions

On March 2, 2004, we purchased SDG, a leading supplier of Class II and Class III gaming devices, systems and technology, for aggregate initial consideration of approximately $126.4 million. The initial purchase price consisted of $108.6 million of cash, 662,000 shares of our common stock valued at $11.9 million, the assumption of approximately $8.0 million of debt and certain transaction fees and expenses. In addition, an earn out provision provided for the payment of up to $95.6 million in additional consideration upon certain financial targets being achieved in the subsequent three-year period. In December 2004, we and the selling shareholders settled the earn out for a fixed amount of $40.0 million, consisting of a one-time cash payment of $12.0 million and the issuance of a subordinated note of $28.0 million, due in annual installments through 2009. In June 2005, we extinguished $14.0 million of the note and accrued interest thereon by issuing approximately 1.0 million shares of our common stock to the note holders. The acquisition of SDG provided us with significant technology-based assets including the ALPHA OS, intellectual property, and positioned us to take advantage of certain gaming markets such as the Native American and video lottery markets that would have required significant internal product development efforts.

On February 19, 2004, we acquired substantially all of the assets and liabilities of MindPlay LLC (“MindPlay”), a leading developer of advanced table game technologies, for aggregate initial consideration of approximately $16.8 million. The initial purchase price included $9.0 million cash, a $4.0 million note payable, the assumption of approximately $2.0 million of debt and the issuance of warrants to purchase 100,000 shares of our common stock, which were valued at approximately $0.9 million. In addition, an earn out provision provides for the payment of 10% of gross margin from the sale of MindPlay products in the first seven years subsequent to the acquisition, and 4.25% of gross margin for the next six years, subject to adjustments pursuant to the conditions contained in the purchase agreement. Additionally, the agreement provided a right offset 50% of all damages (including reasonable attorneys’ fees) up to the entire amount due under the promissory note in connection with an indemnification claim against the former shareholders of MindPlay related to our patent lawsuit with Shuffle Master, Inc. (“Shuffle Master”) and International Game Technology (“IGT”) which is described in Item 3, Legal Proceedings.

The MindPlay technologies are designed to provide data and information to casino operators to improve customer service, to provide enhanced security and to increase profitability by lowering the cost of operation and enhancing the casino patron experience.

Product Development

We believe providing games and systems with high entertainment value and key operational advantages coupled with a high level of customer service is important to gaining market share. We believe that the use of technology within casinos has accelerated over the past five years and gives newer gaming devices and systems competitive advantages over their more antiquated counterparts. Our total spending on research and development was $45.1 million, $43.4 million and $36.6 million during the years ended June 30, 2006, 2005 and 2004, respectively. The increase in research and development spending over this three year period reflects our corporate focus towards our technology assets, the expansion of technical resources through our acquisitions, and the competitive landscape that requires a continued need to develop future generations of gaming products and systems.

We develop our products for both the domestic and international markets. Our product development process for our gaming devices includes both hardware and software. Major areas of hardware development include cabinet style, technical capability, interfaces, peripheral devices, and coin and currency handling. Hardware development efforts are focused on player appeal, product reliability and ease of maintenance. Development cycles for hardware can range from a few days for simple enhancements to more than a year for new electronics or new mechanical packages.

The software development process for new games, which includes graphics development, is continuous and requires significant human resources. Creativity in software development is an important element in the market success and player appeal of our gaming devices. Ideas for new models are generated internally, by customers and by third parties, many of whom have entered into strategic relationships with us.

Following the completion of development of our products and internal quality testing, our products are subjected to a rigorous and time consuming process of independent and jurisdictional testing by regulatory agencies and their agents. All new or modified hardware and software are designed to satisfy all applicable testing standards. Typically, new products require various approvals from numerous regulatory agencies. Many jurisdictions outside North America require a lower level of testing and, in certain cases, do not require any such approvals. Each jurisdiction that requires regulatory approval of new products has its own filing requirement and process. In certain cases, we may receive approvals if our products are approved in other major gaming jurisdictions. Once products are approved by the gaming regulators, customers may also require field trials of our products in their casinos to ensure compatibility and stability while reserving the right to return the product at any time during the field trial period. We do not recognize revenue until the customer ends the field trial and accepts the gaming devices. The regulatory and licensing processes that we are subject to are discussed more fully below, under “—Gaming Regulations and Licensing.”

Product development for casino enterprise systems also includes hardware and software. The major areas of hardware development include controller circuit board design and programming, as well as user interface devices such as card readers, keypads and displays. Software development includes extensive application development, including elements such as databases, interfaces, communication, security and automated backup and failure procedures. We have developed a modular and extendible hardware and software architecture, which focuses development on achieving greater functionality, product reliability, ease of maintenance for the casino operator, and ease of use for the player. In addition, the architecture allows customers to upgrade existing components or add new components with less impact as compared to a complete replacement. Development cycles for hardware can vary between a few months for minor revisions to more than a year for major design changes. Software development results in periodic product releases that include new features that extend or enhance the casino enterprise systems. Less significant revisions such as periodic maintenance releases are also deployed to enable casino operators to correct problems or improve the usability of the system.

We have developed a series of cashless and bonusing products marketed under the Bally Power Bonusing™ name. The Bally Power Bonusing products represent an integrated set of cashless and bonusing features to enhance the gaming experience of casino patrons. These products allow the transfer of funds using bar coded coupons and/or encrypted PIN numbers to download either restricted or unrestricted credits to the gaming device. These products allow casino operators to reduce cash and coin handling expenses, minimize overall operating expenditures and provide creative marketing incentives to their casino patrons. Our cashless products are in use in most gaming markets, including Nevada, Michigan, New Jersey, Mississippi, Louisiana, Iowa, Colorado, Missouri, Indiana and various Native American and international jurisdictions.

The software development process for our systems includes the design and development of features to meet various regulatory standards. The regulatory standards vary by jurisdiction, which forces us to develop multiple software settings based on the individual state and tribal gaming standards. Each jurisdiction can also require the approval of any software modifications or new products prior to their deployment at casino locations within the jurisdiction. The approval processes can vary significantly by jurisdiction, based on the software changes developed, technology enhancements, and regulator resources.

Product Markets

We believe that the total installed base of gaming devices in North America, including the United States and Canada, now exceeds 780,000 units. This total includes land-based, riverboat, Native American, casino and video lottery markets. New sales opportunities for gaming devices in North America are primarily driven by replacement of existing units, new casino openings or expansions and new market legalization. The gaming industry also continues to expand in international markets. Europe, the Caribbean, Latin America, and the Pacific Rim are currently our primary international markets. We regularly evaluate expanding our business into additional international markets.

We distribute our gaming devices through direct sales efforts and through a small number of distribution arrangements. Our international business is conducted primarily from offices in Manchester, England and Hanover, Germany for customers in Europe; Puerto Rico for customers in the Caribbean; Buenos Aires, Argentina for customers in South America; and Macau, China for customers in the Pacific Rim.

The primary markets for casino enterprise systems are the United States and, to a lesser extent, Canada, Latin America, Europe, the Pacific Rim and the Caribbean though additional international markets are beginning to emerge. Markets for systems within the United States include traditional land-based casinos in markets such as Nevada and New Jersey, Native American casinos and riverboat casinos. The market for our casino enterprise systems includes new casino openings, expansion and upgrades of existing facilities and the competitive replacement of other systems. We also can generate new system sales through the introduction of new hardware and software products. In many cases, domestic regulations require the implementation of systems as part of their operational requirements while international markets have only recently begun the full implementation of such systems. We believe, as international markets begin to mature and become more competitive, the use of systems will become more common.

Sales and Marketing

We have a direct domestic sales force consisting of approximately 46 employees located in multiple offices throughout North America. We also, to a lesser extent, utilize an independent distributor network to distribute our products. The agreements we have with distributors generally specify minimum purchases and also provide that we may terminate the relationship if certain performance standards are not met.

Our direct sales force generated approximately 68%, 69%, and 75% of new gaming device sales for the years ended June 30, 2006, 2005 and 2004, respectively. Distributors generated approximately 32%, 31%, and 25% of new gaming device sales for the years ended June 30, 2006, 2005 and 2004, respectively. Substantially all of system revenues are generated by our direct sales force.

The sale of gaming devices takes place throughout our fiscal year and can range from proposals for a small quantity of units to several thousand units. We conduct one on one meetings with our customers to demonstrate our products at their locations, host customers to private demonstrations in our offices or at offsite venues, and participate in several trade shows domestically and internationally each year. In certain cases, we participate in responding to competitive requests for proposals from private and public entities who are seeking to purchase gaming equipment.

For casino enterprise system sales, we offer our customers the option of signing separate hardware and software maintenance agreements at the time of sale. These agreements are typically for one-year terms and automatically renew unless otherwise canceled in writing by either party. After an initial warranty period, typically 90 days, the customer is invoiced monthly for hardware and software maintenance fees that provides for, among other things, repair or replacement of malfunctioning hardware and software, software version upgrades, and on-call support for software.

The sale of enterprise systems is normally a long process, at times extending beyond one year. Typically, a potential systems customer will participate in a formal evaluation and selection of a system vendor. The level of sales available to us at any point in time can vary materially due to a number of factors, including the capital budgets of our customers, availability of new product modules, timing associated with regulatory approvals, and the success and features contained in the products sold by our competitors.  The price paid for a full system can vary materially from customer to customer depending on a number of factors, including but not limited to, the size of the gaming operation, the number of functions contained in the system specified, and the level of post sale support provided.

We sell gaming devices and our computerized monitoring systems either through normal credit terms of 120 days or less. In certain circumstances, we may grant credit terms that may extend up to five years. International sales are either consummated on a cash basis or financed over no more than two years, depending on credit quality.

Customers

The demand for gaming devices and systems varies depending on the level of new construction and renovation of casinos as well as market conditions that might generate the need for new and replacement equipment and product innovation.

Gaming devices generally have an average replacement cycle of three to seven years. For the year ended June 30, 2006, our ten largest customers, including corporate customers with multiple casino properties, accounted for approximately 24% of sales.

In addition to direct commercial transactions with casino customers, we may sell gaming devices on an OEM basis to other parties who, in turn, sell these products to end user casino customers. In certain cases, these parties may be competing with us in markets where we also sell our products. In several cases, our OEMs also purchase the rights to certain Bally themes, entitling them to certain Bally proprietary game themes, which are redesigned to be compatible with their operating system configurations. Sales of OEM units totaled approximately $4.4 million, $16.7 million, and $9.3 million for the years ended June 30, 2006, 2005 and 2004, respectively, and sales of licenses to OEMs for the use of Bally game themes totaled approximately $1.2 million, $1.4 million and $3.3 million for the years ended June 30, 2006, 2005 and 2004, respectively.

The demand for casino enterprise systems is driven by regulatory requirements in each applicable jurisdiction, by casino operators’ competitive need to properly track device and player activity and, to establish and compile individual device and player profitability and other demographic information. These features enable casinos to develop or enhance marketing strategies. Revenues for casino enterprise systems are derived from selling products to new or existing customers. For the year ended June 30, 2006, the ten largest casino enterprise system customers, which include certain multi-site casino operators that have corporate agreements, accounted for approximately 63% of game monitoring unit sales revenues, with the largest single customer accounting for 18% of game monitoring unit sales revenues.

Future sales of our technology products will be based on, among other elements, continued expansion of our product line, the success of our game content, the acceptance of our systems, our customer service levels, expansion into additional domestic and international markets, and our ability to maintain a competitive position against other technology providers who are also producing innovative products.

Assembly Operations

Our primary offices, which we own and are located in Las Vegas, were completed in 1990. The 150,000 square foot facility was designed and constructed specifically for the design, assembly and distribution of gaming equipment and to meet product design demands and varying level of volume requirements. We believe our primary offices and related facilities in Las Vegas, as well as continuous process improvements, will enable us to increase production without adding significant floor space.

We recently completed a substantial change to our product line which is expected to benefit our assembly operations. Historically, we managed a series of game device platforms and product families which required certain dedicated resources and capacity in our assembly operations. Our consolidation to the ALPHA OS platform and engineering efforts towards common hardware components has provided greater flexibility in our assembly operations where each product family can now be produced by an expanded set of assembly lines with fewer internal product differences and more streamlined testing.

We generally buy raw material inventory to build our gaming devices when we receive firm orders from our customers. To the extent possible, we also forecast the demand for our products in order to develop more efficient supply chains with our vendors. We create specifications and design nearly all of the major assemblies that are incorporated into our gaming devices.

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

The North American gaming device market is dominated by a single competitor, IGT.  IGT has substantially greater financial resources and more products and intellectual property than nearly all of its competitors. Many of our customers derive a significant portion of their gaming revenues using IGT products. Some of our other competitors currently include Aristocrat, Atronic, GTECH Corporation, Konami and WMS. These competitors also compete in the international markets we serve, along with well established foreign companies such as Ainsworth, Aruze, Cirsa/Unidesa, Novomatic, and Recreativos Franco.

The competition for casino enterprise systems is also significant. Product feature and functionality, accuracy, reliability, service level and pricing are all among the key factors in determining a provider’s success in selling its system. Our principal competition in casino management systems currently consists of, among others, IGT, Aristocrat, Konami, Progressive Gaming and several smaller competitive providers in the international market. Competition is keen in this market due to the number of providers and the limited number of casinos and jurisdictions in which they operate. Management believes the future success of our operations will be determined by our ability to bring new and innovative products to the market while maintaining our base of loyal existing customers.

Discontinued Operations

Route Operations

Nevada Operations:   In June 2004, we sold our Nevada route operations to Century Gaming, Inc., a privately held route operator based in Montana. We received approximately $100.0 million in cash and the assumption by Century Gaming of approximately $5.0 million in debt. We reported a gain on the sale before income taxes of $15.3 million, or $9.1 million after tax. During fiscal 2005, we recorded a litigation charge and we settled certain indemnity claims raised by Century Gaming, and recorded a reduction in the gain on sale of $9.8 million, or $6.3 million net of tax.

Louisiana Operations:   In October 2004, we sold our interest in our Louisiana route operations to Churchill Downs Incorporated and received proceeds of approximately $2.0 million and realized a gain of $1.3 million, or $0.8 million, net of tax.

Rail City Casino

In May 2004, we sold our Rail City Casino, a 20,000 square-foot facility located between the cities of Reno and Sparks, in northern Nevada, to the Sands Regent. We received aggregate consideration of $37.9 million. We reported a gain on the sale before income taxes of $23.1 million, or $14.3 million after tax.

Patents, Copyrights and Trade Secrets

We have been a long standing participant in the development of intellectual property in our industry. We rely on a combination of patents, copyrights, trade secrets, trademarks and proprietary information to maintain and enhance our competitive position. We have been granted patents and have patent applications pending in the United States as well as in many foreign countries. The expiration dates of these patents vary and are based on their filing and issuances dates. We intend to continue to actively file for patent protection, where reasonable, within and outside the United States. We also seek protection for a large number of our products by filing for copyrights and trademarks in the United States and various foreign countries. Under permission or license agreements with third parties, we also sell products covered by independently filed copyrights and trademarks. Typically, these contracts require us to pay royalties to the licensing party. Royalty expense is included in cost of gaming and systems in our consolidated financial statements included in this report.

Employees and Labor Relations

As of June 30, 2006, we and our subsidiaries employed approximately 2,020 individuals worldwide, including approximately 356 employees at Rainbow. None of employees are covered by collective bargaining agreements. We believe we have satisfactory relationships with our employees.

Gaming Regulations and Licensing

General.   The manufacture and distribution of gaming devices, systems and the operation of gaming facilities are subject to extensive federal, state, local, and foreign regulation. Virtually all of the jurisdictions in which we operate, and those jurisdictions which we might pursue in the future, require licenses, permits, documentation of qualification, evidence of financial stability, and other requirements for approval. These jurisdictions also typically require background investigations for the individual licensing of officers, directors, major stockholders and key personnel.

Any person who acquires a controlling interest in the Company would have to meet the requirements of all governmental bodies that regulate our gaming businesses. A change in the make-up of our Board of

Directors and management may require the various gaming authorities to examine the qualifications of the new board and management.

Nevada.   The ownership and operation of casino gaming facilities in Nevada are subject to (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (the “Nevada Act”); and (ii) various local ordinances and regulations. Our gaming, manufacturing, and distribution operations (collectively referred to as “gaming machine operations”) are subject to the licensing and regulatory control of the Nevada State Gaming Control Board (the “Nevada Board”), the Nevada Gaming Commission (the “Nevada Commission”), the Clark County Liquor and Gaming Licensing Board (the “Clark County Board”), and various other county and city regulatory agencies, all of which are collectively referred to as the “Nevada Gaming Authorities.”

The laws, regulations, and supervisory procedures of the Nevada Gaming Authorities are based on declarations of public policy concerned with, among other things: (i) the prevention of unsavory and unsuitable persons from having any involvement with gaming; (ii) the strict regulation of all persons, locations, practices, associations and activities related to the operation of licensed gaming establishments and the manufacture and distribution of gaming devices, cashless wagering systems and associated equipment; (iii) the establishment and maintenance of responsible accounting practices and procedures; (iv) the maintenance of effective control over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record-keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (v) the prevention of cheating and fraudulent practices; and (vi) providing a source of state and local revenues through taxation and licensing fees. A change in such laws, regulations and procedures, or non-compliance with some, could have an adverse effect on our gaming-related operations.

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

All gaming devices and cashless wagering systems manufactured, sold, or otherwise distributed for use or play in Nevada or for distribution outside of Nevada must be manufactured by licensed manufacturers and distributed or sold by licensed distributors. All gaming devices manufactured for use or play in Nevada must be approved by the Nevada Commission before they are distributed or exposed for play. The approval process for gaming devices and cashless wagering systems includes rigorous testing by the Nevada Board, a field trial, and a determination as to whether the gaming devices or cashless wagering systems meet strict technical standards set forth in the regulations of the Nevada Commission. Associated equipment (as defined in the Nevada Act) must be administratively approved by the chairman of the Nevada Board before it is distributed in Nevada.

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

If the Nevada Gaming Authorities were to find an officer, director, or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Intermediary Companies, the Corporate Licensees, or us, the companies involved would have to sever all relationships with that person. In addition, the Nevada Commission may require the Intermediary Companies, the Corporate Licensees, or us to terminate the employment of any person who refuses to file appropriate applications. Licensing and suitability determinations are not subject to judicial review in Nevada.

We and the Corporate Licensees are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities, and similar financing transactions by the Corporate Licensees must be reported to or approved by the Nevada Commission.

If it were determined that a Corporate Licensee had violated the Nevada Act, the licenses it holds could be limited, conditioned, suspended, or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, the Intermediary Companies, the Corporate Licensees, and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act, at the discretion of the Nevada Commission. Limitation, conditioning, or suspension of the gaming licenses of the Corporate Licensees could, and revocation of any gaming license would, materially adversely affect the gaming-related operations of the Company.

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

We are required to maintain in Nevada a current stock ledger which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to impose a requirement that a Registered Corporation’s stock certificates bear a legend indicating that the securities are subject to the Nevada Act. The Nevada Commission previously imposed this requirement on the Company but removed it in June 2004.

We may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire, or finance gaming facilities in Nevada or to retire or extend obligations incurred for such purposes. In addition, (i) a Corporate Licensee may not guarantee a security issued by a Registered Corporation pursuant to a public offering without the prior approval of the Nevada Commission; and (ii) restrictions on the transfer of an equity security issued by a Corporate Licensee or Intermediary Company and agreements not to encumber such securities are ineffective without the prior approval of the Nevada Commission.

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

Any person who is licensed, required to be licensed, registered, required to be registered, or who is under common control with such persons (collectively, “Licensees”), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board and thereafter maintain a $25,000 revolving fund to pay the expenses of investigation by the Nevada Board of the Licensee’s participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission, if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operations in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operations who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

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

The Mississippi Act provides for legalized dockside gaming in each of the fourteen counties that border the Gulf Coast or the Mississippi River, but only if the voters in the county have not voted to prohibit gaming in that county. Currently, dockside gaming is permissible in nine of the fourteen eligible counties in the state, and gaming operations have commenced in seven counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River, or in the waters of the State of Mississippi lying south of the state in eligible counties along the Mississippi Gulf Coast. The Mississippi Act permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space that may be utilized for gaming. Recently, the Mississippi Legislature amended the Mississippi Act to permit licensees in the three counties along the Gulf Coast to establish land-based casino operations provided the gaming areas do not extend more than 800 feet beyond the nineteen-year mean high water line, except in Harrison County where the 800-foot limit can be extended as far as the southern boundary of Highway 90.

The Mississippi Act permits substantially all traditional casino games and gaming devices. The Company, RCVP, Bally Gaming, Inc. (“BGI”), and their affiliates are subject to the licensing and regulatory control of the Mississippi Commission. We are registered under the Mississippi Act as a publicly traded corporation (a “Registered Corporation”) and holding company of RCVP and BGI. As a Registered Corporation, we are required periodically to submit detailed financial and operating reports to the Mississippi Commission and furnish any other information the Mississippi Commission may require.  If we are unable to continue to satisfy the registration requirements of the Mississippi Act, we and our affiliates cannot own or operate gaming facilities or continue to act as a manufacturer and distributor in Mississippi. No person may become a stockholder of, or receive any percentage of profits from, a licensed subsidiary of a Registered Corporation or a holding company without first obtaining licenses and approvals from the Mississippi Commission. We and our affiliates have obtained the necessary licenses and approvals from the Mississippi Commission. RCVP must maintain a gaming license from the Mississippi Commission to operate a casino in Mississippi and BGI must maintain a manufacturer and distributor license from the Mississippi Commission to manufacture and distribute gaming products and a wide-area progressive operator license to operate its progressive system. Such licenses are issued by the Mississippi Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations.

There are no limitations on the number of licenses that may be issued in Mississippi. Gaming and manufacturer and distributor licenses are not transferable, are issued for a three-year period (and may be renewed for two additional three-year periods) and must be renewed or continued thereafter. In July 2006, RCVP was granted a three-year renewal of its gaming license by the Mississippi Commission, and BGI was granted three-year renewals of its manufacturer and distributor license and its wide-area progressive operator license.

Certain of our officers and employees and the officers, directors, and certain key employees of our licensed subsidiaries must be found suitable or be licensed by the Mississippi Commission. We believe we have obtained, applied for, or are in the process of applying for all necessary findings of suitability with respect to such persons affiliated with us, RCVP or BGI, although the Mississippi Commission, at its discretion, may require additional persons to file applications for findings of suitability. In addition, any person having a material relationship or involvement with us may be required to be found suitable, in which case those persons must pay the costs and fees associated with such investigation. The Mississippi Commission may deny an application for a finding of suitability for any cause it deems reasonable. Changes in certain licensed positions must be reported to the Mississippi Commission. In addition to its authority to deny an application for findings of suitability, the Mississippi Commission can disapprove a change in a licensed position. The Mississippi Commission has the power to require the Company and its registered or licensed subsidiaries to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

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

We may be required to disclose to the Mississippi Commission, on request, the identities of the holders of any of our debt or other securities. In addition, under the Mississippi Act, the Mississippi Commission may at its discretion require the holders of any debt security of a Registered Corporation to file an application, be investigated, and be found suitable to own the debt security if the Mississippi Commission has reason to believe that the ownership would be inconsistent with the declared policies of the state of Mississippi. Although the Mississippi Commission generally does not require the individual holders of obligations such as notes to be investigated and found suitable, the Mississippi Commission retains the discretion to do so for any reason, including but not limited to a default or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Commission in connection with the investigation. If the Mississippi Commission determines that a person is unsuitable to own a debt security, then the Registered Corporation may be sanctioned, including the loss of its approvals, if without the prior approval of the Mississippi Commission it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by the unsuitable person in connection with those securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

RCVP and BGI must maintain in Mississippi a current ledger with respect to the ownership of their equity securities, and we must maintain a current list of stockholders in the principal office of RCVP, which must reflect the record ownership of each outstanding share of any class of our equity securities. The ledger and stockholder lists must be available for inspection by the Mississippi Commission at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We must also render maximum assistance in determining the identity of the beneficial owner.

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

If the Mississippi Commission determined that we, or a licensed gaming subsidiary, violated a gaming law or regulation, the Mississippi Commission could limit, condition, suspend, or revoke our approvals and the license of the subsidiary. In addition, we, the licensed subsidiary, and the persons involved could be subject to substantial fines for each separate violation. Because of such violations, the Mississippi Commission could seek to appoint a supervisor to operate our casino facilities. Limitation, conditioning or suspension of any gaming license or approval or the appointment of a supervisor could (and revocation of any gaming license or approval would) materially adversely affect us and RCVP’s gaming operations or BGI’s manufacturer, distributor, and wide-area progressive operations, as the case may be.

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

In recent years, certain anti-gaming groups proposed the adoption, through the initiative and referendum process, of certain amendments to the Mississippi Constitution that would prohibit gaming in the state. The proposals were declared illegal by the Mississippi courts on constitutional and procedural grounds. The latest ruling was appealed to the Mississippi Supreme Court, which affirmed the decision of the lower court. While we are unable to predict whether such an initiative will appear on a ballot in the future or the likelihood of such an initiative being approved by the voters, if such an initiative were passed and gaming were prohibited in Mississippi, it would have a significant adverse effect on us and our Mississippi gaming operations.

The sale of alcoholic beverages by Rainbow is subject to the licensing, control and regulation by both the City of Vicksburg and the Alcoholic Beverage Control Division (the “ABC”) of the Mississippi State Tax Commission. Rainbow has been designated as a special resort area, which allows us to serve alcoholic beverages on a 24-hour basis. The ABC has the full power to limit, condition, suspend or revoke any license for the serving of alcoholic beverages or to place such a licensee on probation, with or without conditions. Any such disciplinary action could (and revocation would) have a material adverse effect on our operations. Certain officers and managers of Rainbow must be investigated by the ABC in connection with its liquor permits, and changes in certain positions must be approved by the ABC.

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

Louisiana.   The manufacture, distribution, servicing, and operation of gaming devices (“Devices”) in Louisiana are subject to the Louisiana Gaming Control Law and the rules and regulations promulgated thereunder (the “Louisiana Act”). Licensing and regulatory control is maintained by a single gaming control board for the regulation of gaming in Louisiana. This Board, created on May 1, 1996, is called the Louisiana Gaming Control Board (the “Louisiana Board”) and oversees all licensing for all forms of legalized gaming in Louisiana (including all regulatory enforcement and supervisory authority that exists in the state as to gaming on Native American lands). The Louisiana State Police within the Department of Public Safety and Corrections (the “Division”) performs the investigative functions for the Louisiana Board. The laws and regulations of Louisiana are based on policies of maintaining the health, welfare, and safety of the general public and protecting the gaming industry from elements of organized crime, illegal gambling activities, and other harmful elements, as well as protecting the public from illegal and unscrupulous gaming to ensure the fair play of devices.

BGI, doing business as Bally Gaming and Systems, holds the following permits (licenses): (i) Gaming Supplier Permit; (ii) Manufacturer of Slot Devices and Video Draw Poker Devices Permit; and (iii) Manufacturer of Gaming Equipment other than Slot Devices and Video Draw Poker Devices Permit.

The Louisiana Board may deny, impose a condition on, or suspend or revoke a permit, renewal, or application for a permit for violations of any rules and regulations of the Louisiana Board or any violations of the Louisiana Act. In addition, fines for violations of gaming laws, or regulations, may be levied against a Louisiana gaming licensee and the persons involved for each violation of the gaming laws. The permit is deemed a pure and absolute privilege and issuance, condition, denial, suspension or revocation of a permit is at the discretion of the Louisiana Board under the provisions of the Louisiana Act. A permit is not property or a protected interest under the Louisiana constitution.

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

Federal Registration.   The operating subsidiaries of the Company that are involved in the manufacture, sale, distribution, or operation of gaming devices are required to register annually with the Attorney General of the United States. All currently required filings have been made.

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

Additional Jurisdictions.   We, in the ordinary course of our business, routinely consider business opportunities to expand our gaming operations into additional jurisdictions. Although the laws and regulations of the various jurisdictions in which we operate or into which we may expand our gaming operations vary in their technical requirements and are subject to amendment from time to time, virtually all of those jurisdictions require licenses, permits, documentation of qualification, including evidence of financial stability, and other forms of approval for companies engaged in the manufacture, distribution and operation of gaming devices as well as for the officers, directors, major stockholders, and key personnel of such companies.

We and our key personnel have obtained, or applied for, all government licenses, registrations, findings of suitability, permits, and approvals necessary for the manufacture, distribution and, where permitted, operation of gaming devices in the jurisdictions in which we do business. We and the holders of our securities may be subject to the provisions of the gaming laws of each jurisdiction where we or our subsidiaries are licensed or are applying for licensing or conduct business, including, without limitation, Arizona, California, Colorado, Connecticut, Delaware, Florida, Illinois, Indiana, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Missouri, Montana, Nevada, New Jersey, New Mexico, New York, Oklahoma, Pennsylvania, Puerto Rico, South Dakota, Washington, West Virginia, Wisconsin, and the local regulatory authorities within each such state including Native American authorities, as well as Australian, Canadian, and other foreign gaming jurisdictions in which the Company and its subsidiaries are licensed or conduct business.

Holders of common stock of an entity licensed to manufacture and sell gaming devices, and in particular those with holdings in excess of 5%, should note that local laws and regulations may affect their rights regarding the purchase of such common stock and may require such persons or entities to make certain regulatory filings or seek licensing, findings of qualification, or other approvals. In some cases, this process may require the holder or prospective holder to disclose or provide consents to disclose personal and financial data in connection with necessary investigations, the costs of which are typically borne by the applicant. The investigative and approval process can take six to twelve months to complete under normal circumstances.

ITEM 1A.        RISK FACTORS

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

Our success in the gaming industry depends in large part on our ability to develop innovative products and systems; if we fail to keep pace with rapid innovations in product design and related marketing strategies, or if we are unable to quickly adapt our development and manufacturing processes to release innovative products or systems, our business could be negatively impacted.

Our revenues depend on the earning power and life span of our games. Newer game themes tend to have a shorter life span than more traditional game themes, and as a result, we face pressure to design and deploy successful game themes to maintain our revenue stream and to remain competitive. Our future success depends to a large extent upon our ability to continue to design and market technologically sophisticated and entertaining products that achieve high levels of player acceptance. However, our ability to develop new and innovative products could be adversely affected by:

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

•       a negative change in the trend of consumer acceptance of our newest systems innovations.

Our future success also depends upon our ability to adapt our manufacturing capabilities and processes to meet the demands of producing new and innovative products. Because our newer products are generally more technologically sophisticated than those we have produced in the past, we must continually refine our production capabilities to meet the needs of our continuing product innovation. In addition, the shorter lifespan of newer products means that we must update our production capabilities more frequently and rapidly than in the past. If we cannot adapt our manufacturing infrastructure to meet the needs of our product innovations, or if we are unable to make upgrades to our production capacity in a timely manner, our business could be negatively impacted.

The gaming industry is intensely competitive. We face competition from a number of companies, some of which have greater resources, and if we are unable to compete effectively, our business could be negatively impacted.

Bally Gaming and Systems

Competition among gaming machine manufacturers is based on, among other things, competitive pricing and financing terms made available to customers, appeal of game themes and features to the end player and product quality, features and functionality of hardware and software. There are a number of established, well-financed companies producing machines that compete with each Bally Gaming and Systems product line in each of the Bally Gaming and Systems markets. While there are a number of competitors in the field, a single competitor, IGT, dominates the domestic market for gaming machines. Certain of these competitors have access to greater capital resources than we do, and as a result, may be better positioned to compete in the marketplace.

The casino enterprise systems market is crowded, with IGT, Aristocrat, and, to a lesser extent, Konami and Progressive Gaming Corporation comprising the primary competition. The competition is intense due to the number of providers, as well as the limited number of casino operators and jurisdictions in which they operate. Pricing, product feature and function, accuracy and reliability are amongst the factors in determining a provider’s success in selling its system.

Casino Operations

The principal competitive factors in the casino industry include the quality and location of the facility, the nature and quality of the amenities and customer services offered, and the implementation and success of marketing programs. Our Rainbow Casino in Vicksburg, Mississippi faces intense direct competition from other gaming facilities serving the Vicksburg market. As the overall size of the potential customer base is limited, competition from casinos in nearby locations may further dilute the market from which Vicksburg casinos draw most of their patrons. Moreover, additional potential gaming sites remain in and around Vicksburg. Some of these sites may be closer to larger population centers and, if developed, may enjoy a competitive advantage over our casino.

The unpredictable growth of non-traditional gaming markets may affect our business and prospects.

The continued growth of non-traditional gaming markets for gaming machines and systems depends heavily on the public’s acceptance of gaming in these markets, as well as the ongoing development of the regulatory approval process by national and local governmental authorities. A portion of our growth is directly tied to our ability to access these new markets. We cannot predict which new jurisdictions or markets, if any, will approve the operation of electronic gaming machines, the timing of any such approval, the public’s acceptance of our gaming machines in these markets or our market share or profitability in these markets.

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

To the extent there is a change in ownership of any of our customers or consolidation within the casino industry, our business could be negatively impacted.

Casino operators in the gaming industry are currently under going a period of consolidation. The result of this trend is that a smaller number of companies control a larger percentage of our current and potential customer base. Because a significant portion of our sales come from repeat customers, to the extent one of our customers is sold to or merges with an entity that utilizes the products and services of one of our competitors or that reduces spending on our products, our business could be negatively impacted.

We may not be able to attract or retain the management or employees necessary to remain competitive in our industry.

The competition for qualified personnel in the gaming industry is intense. Our future success depends on the retention and continued contributions of our key management, finance, marketing, and staff personnel, many of whom would be difficult or impossible to replace. Our success is also tied to our ability to recruit additional key personnel in the future. We may not be able to retain our current personnel or recruit any additional key personnel required. The loss of services of any of our personnel could have a material adverse effect on our business, financial condition, results of operations and prospects.

The gaming industry is heavily regulated and changes in regulation by gaming authorities may adversely impact our ability to operate the business.

The manufacture and distribution of gaming machines, development of systems and the conduct of gaming operations are subject to extensive federal, state, local and foreign regulation by various gaming authorities. Our ability to continue to operate in certain jurisdictions could be adversely affected by:

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

Although the laws, rules and regulations of the various jurisdictions in which we operate vary in their technical requirements, virtually all jurisdictions requires licenses, permits, qualification documentation, including evidence of integrity and financial stability, and other forms of approval to engage in gaming operations or the manufacture and distribution of gaming machines. Our officers, directors, major stockholders and key personnel are also subject to significant regulatory scrutiny. In the event that gaming or governmental authorities determine that any person is unsuitable to act in such capacity with respect to the Company, we could be required to terminate our relationship with such person. To our knowledge, the Company and our key personnel have obtained, or applied for, all government licenses, registrations, findings of suitability, permits and approvals necessary to conduct their respective activities in the various jurisdictions that we operate. However, there can be no assurance those licenses, registrations, findings of suitability, permits or approvals will be renewed in the future, or that new forms of approval necessary to operate in emerging or existing markets will be granted.

Our intellectual property protections may be insufficient to properly safeguard our technology.

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

Expenses incurred with respect to monitoring, protecting and defending our intellectual property rights could adversely affect our business.

Competitors and other third parties may infringe on our intellectual property rights, or may allege that we have infringed on their intellectual property rights. Monitoring infringement and/or misappropriation of intellectual property can be difficult and expensive, and we may not be able to detect any infringement or misappropriation of our proprietary rights. We may also incur significant litigation expenses protecting our intellectual property or defending our use of intellectual property, reducing our ability to fund product initiatives. These expenses could have an adverse effect on our future cash flow and results of operations. We are currently subject to litigation regarding patent infringement which, if resolved adversely to the Company, could have a material impact on our business. Litigation can also divert management focus from running the day-to-day operations of the business. There can be no assurances that certain of our products, including those with currently pending patent applications, will not be determined to have infringed upon an existing third party patent.

The intellectual property rights of others may prevent us from developing new products or entering new markets.

The gaming industry is characterized by the rapid development of new technologies, which requires us to continuously introduce new products using these technologies and innovations, as well as to expand into new markets that may be created. Therefore, our success depends in part on our ability to continually adapt our products and systems to incorporate new technologies and to expand into new markets that may be created by new technologies. However, to the extent technologies are protected by the intellectual property rights of others, including our competitors, we may be prevented from introducing products based on these technologies or expanding into new markets created by these technologies. If the intellectual property rights of others prevent us from taking advantage of innovative technologies, our financial condition, operating results or prospects may be harmed.

Our gaming operations, particularly our wide area progressive networks and centrally determined systems, may experience losses due to technical difficulties or fraudulent activities.

Our success depends on our ability to avoid, detect, replicate and correct software and hardware errors and fraudulent manipulation of our products and systems. To the extent any of our gaming machines or software experience errors or fraudulent manipulation, our customers may replace our products and services with those of our competitors. In addition, the occurrence of errors in, or fraudulent manipulation of, our gaming machines or software may give rise to claims for lost revenues and related litigation by our customers and may subject us to investigation or other action by gaming regulatory authorities, including suspension or revocation of our gaming licenses or disciplinary action. Additionally, in the event of such issues with our gaming machines or software, substantial engineering and marketing resources may be diverted from other areas to rectify the problem.

Our inability to produce and report current financial information in a timely manner could adversely affect our business, results of operations, and financial condition.

As a result of delays in producing timely financial information, there is limited access to current financial information regarding our business, results of operation or financial condition. This inability to report current financial information to senior management means that we may not become immediately aware of short term trends or recent developments in our business. This delay could cause us to miss certain opportunities to make adjustments in response to such trends or developments that would otherwise have been available to us had we had timely access to the financial information. We also may not become aware of a default under the financial covenants set forth in our bank loan agreement until well after the default has occurred; thereby eliminating any opportunity we may have had to cure the default. Until we restore access to current financial information, our business, results of operation and financial condition may be adversely affected.

We have material weaknesses in our internal controls over financial reporting, which could adversely affect our ability to manage and to report our financial condition, results of operations and cash flows accurately.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment of our internal control over financial reporting. In performing our assessment, management identified material weaknesses in our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of June 30, 2006. For a detailed description of these material weaknesses, see Item 9A, Controls and Procedures.

Material weaknesses in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information. We have taken and will continue to take certain measures to strengthen our internal controls, as set forth under Item 9A, Controls and Procedures. However, additional work remains to be done to address the identified material weaknesses. If we are unsuccessful in implementing or following our remediation initiatives plan, or fail to update our internal controls as our business evolves or to integrate acquired businesses into our controls system, we may not be able to report accurately our financial condition, results of operations, or cash flows or maintain effective disclosure controls and procedures. If we are unable to report financial information accurately or maintain effective disclosure controls and procedures, we could be subject to, among other things, an additional SEC enforcement action, additional securities litigation and a general loss of investor confidence, any one of which could adversely affect our business and prospects.

We face increased costs and have extensive work remaining to remediate the material weaknesses in our internal controls over financial reporting.

We have extensive work remaining to remediate the identified material weaknesses in our internal control over financial reporting. As discussed in Item 9A, Controls and Procedures, this work has extended into the 2007 fiscal year and will continue until we are able to remediate the material weaknesses we have identified. These matters have required, and will continue to require, a significant amount of management time and a significant commitment of external resources. The costs of these efforts are substantial and could have a material adverse impact on the Company’s financial performance.

The restatements of our consolidated financial statements may subject us to actions or additional litigation which could have an adverse effect on our business, results of operations, financial condition and liquidity.

We have recently restated our consolidated financial statements as of June 30, 2005 and 2004, and for each of the three years in the period ending June 30, 2005. These restatements may result in additional scrutiny in our ongoing SEC investigation or to new regulatory actions or civil litigation which could require us to pay fines or other penalties or damages and could have an adverse effect on our business, results of operations, financial condition and liquidity. The restatements may also result in negative publicity and we may lose or fail to attract and retain key customers, employees and management personnel as a result of these matters.

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

We have recently reached agreements with respect to the settlement of securities and derivative litigation; however, these agreements are subject to court approval and are not final.

We have recently reached agreements, subject to court approval, to settle the federal class action lawsuits and state derivative lawsuits that have been filed against us, as well as certain of our current and former officers, alleging violations of securities laws. However, these agreements are subject to court approval, and therefore are not final. We cannot assure you that the court will approve the agreements. Were the court to reject the agreements reached, we could not determine with certainty whether new agreements would be reached, or if new agreements were not reached, what the outcome or resolution of the claims or the timing of their ultimate resolution would be. In addition to the expense and burden incurred in connection with these lawsuits, until they are resolved, our management’s efforts and attention will be diverted in part from the ordinary business operations. If the agreements are not approved by the court, a court approved settlement is not reached, and the final resolution of any of these lawsuits is unfavorable to us, our financial condition, results of operations, cash flows, and liquidity might be materially adversely affected if our existing insurance coverage is unavailable or inadequate to resolve the matter.

Ongoing SEC investigation could adversely affect us.

The SEC is conducting a formal inquiry into certain matters surrounding the allegations relating to the securities class action litigation and our methods of revenue recognition. In accordance with its normal practice, the SEC has not advised us when its investigation may be concluded, and we are unable to predict the outcome of this investigation. While we are cooperating fully with the investigation, adverse developments in connection with the investigation, including any expansion of the scope of the investigation, could negatively impact us and could divert the efforts and attention of our management team from our ordinary business operations. In connection with any SEC investigation, it is possible that we will be required to, among other things, pay fines, consent to injunctions on future conduct, further restate our financial statements or suffer other penalties, any of which could have a material adverse effect on our business.

Certain consequences of our reporting situation under the federal securities laws may adversely affect our financial condition and results of operations, including our ability to raise capital.

Our failure to meet the reporting requirements of the federal securities laws affects our ability to access the capital markets. We are restricted in our ability to make any registered offering of securities until we have filed all of our delinquent periodic reports. We are also ineligible to use “short-form” registration that allows us to incorporate by reference our Form 10-K, Form 10-Q and other SEC reports into our registration statements, or shelf registration until we have filed all of our periodic reports in a timely manner for a period of twelve months.

We are also ineligible to use Form S-8 until we have filed all of our delinquent periodic reports. We use Form S-8 to register grants of equity compensation to our employees, including grants in the form of options and restricted stock. The unavailability of Form S-8 reduces our flexibility in granting options and restricted stock to our employees.

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

Our business is dependent on international markets for a portion of our revenues. As of June 30, 2006, Bally Gaming and Systems had $17.2 million of receivables, or 13% of our total receivables, from customers in foreign countries. We expect that receivables with respect to foreign sales will continue to account for a portion of our total revenues. As a result, our business in these markets is subject to a variety of risks, including:

•       recessions in foreign economies,

•       expropriation, nationalization and limitation on repatriation of earnings,

•       currency exchange fluctuations,

•       reduced protection of intellectual property rights in some countries,

•       longer receivables collection periods and greater difficulty in collecting accounts receivable,

•       difficulties in managing foreign operations,

•       social, political and economic instability,

•       unexpected changes in regulatory requirements,

•       ability to finance foreign operations,

•       changes in consumer tastes and trends,

•       tariffs and other trade barriers,

•       acts of war or terrorism, and

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

Any inability to service our fixed charges and payment obligations, or the incurrence of additional debt, would have an adverse effect on our cash flows, results of operations and business generally.

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

Various factors affect our quarterly operating results, some of which are not within our control. These factors include, among others:

•       the financial strength of the gaming industry,

•       consumer’s willingness to spend money on leisure activities,

•       the timing and introduction of new products and services,

•       the mix of products and services sold,

•       the timing of significant orders from and shipments to customers,

•       product and service pricing and discounts,

•       the timing of acquisitions of other companies and businesses or dispositions, and

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                PROPERTIES

The following table sets forth information regarding our leased properties as of June 30, 2006, all of which are fully utilized unless otherwise noted (dollars in 000s):

Location	Use	Building Square Feet	Annual Rental Payments
Bally Gaming and Systems business unit:
Bellevue, WA	Administrative offices	7,581	$140
Biloxi, MS	Offices and warehouse	8,288	50
Campbell Hall, NY	Sales offices	6,900	128
Cheektowaga, NY	Offices	1,143	8
Chester, NY	Offices and warehouse	5,000	37
Clifton Park, NY	Offices	504	5
Dover, DE	Offices and warehouse	468	6
Egg Harbor Township, NJ	General, research and development offices	24,750	380
Egg Harbor Township, NJ	Offices and warehouse	15,800	136
Fife, WA	Offices and warehouse	6,550	77
Huntington Beach, CA	Research and development offices	3,340	73
Urbandale, IA	Offices	500	12
Las Vegas, NV	Offices and warehouse	103,000	658
Las Vegas, NV	Offices and warehouse	90,000	283
Livermore, CA	Offices and warehouse	43,337	571
Marysville, WA	Warehouse	4,400	33
Miramar, FL	Offices and warehouse	3,400	8
Oklahoma City, OK	Warehouse and storage	16,730	73
Pleasanton, CA	Offices and storage	3,176	68
Reno, NV	Offices and warehouse	30,500	433
Reno, NV	Warehouse	20,284	258
Reno, NV	Warehouse	3,511	36
Reno, NV	Research and development office	33,384	527
San Juan, PR	Sales offices	2,135	35
Slidell, LA	Offices	1,250	14
Temecula, CA	Sales offices	1,920	22
Westchester, IL	Sales offices	2,132	49
Chennai, India	Research and development offices	15,744	13
Hannover, Germany	Offices and warehouse	13,292	92
Hannover, Germany	Offices	248	11
Montevideo, Uruguay	Offices	1,367	28
Nice, France	Offices	5,844	137
Province of Cordoba, Argentina	Offices	969	5
Shropshire, England	Offices	1,550	17
Wigan, England	Offices and warehouse	10,985	71
Casino Operations business unit:
Vicksburg, MS	Storage	3,000	22
Vicksburg, MS	Administrative offices	1,500	10

See Note 19 to the consolidated financial statements, Commitments and Contingencies, for information as to our lease commitments with respect to the foregoing rental properties.

The following table sets forth information regarding properties owned by us as of June 30, 2006, all of which are fully utilized unless otherwise noted. Except for the Las Vegas, NV property, each of the properties listed below is utilized in our Casino Operation business unit:

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

In June and July 2004, putative class actions were filed against the Company and its officers, Robert Miodunski, Robert Saxton, Mark Lerner and Steven Des Champs, in the United States District Court for the District of Nevada. The nearly identical complaints alleged violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), stemming from revised earnings guidance, declines in the stock price and sales of stock by insiders. The complaints sought damages in unspecified amounts. The Federal District Court granted the plaintiffs’ unopposed motions to consolidate the cases and to appoint a lead counsel and a lead plaintiff, and the plaintiffs filed a consolidated complaint, all as is customary in such cases. The Company and the other defendants have moved to dismiss the complaint. Thereafter, activity in the case was stopped and the parties participated in a mediation process during which the parties agreed on the terms of a settlement. The parties have negotiated and executed settlement documents settling both the consolidated class action and the derivative case discussed below. Under the settlement, which is subject to court approval, an aggregate of $16.0 million in cash, plus certain interest, will be paid to settle the securities class action as well as the derivative litigation discussed below. The Company will pay $1.25 million, which was accrued in the Company’s financial statements for the quarter ended September 30, 2005. The Company also incurred approximately $1.9 million in legal fees and related costs in the twelve months ended June 30, 2006. In addition to certain governance actions the Company has agreed to undertake in connection with the settlement, the Company’s directors and officers insurer will contribute approximately $14.75 million to the settlement.

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

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “BYI”. The following table sets forth the high and low closing bid price of our common stock as reported by the NYSE for the periods indicated.

	Price Range of Common Stock
	High	Low
Fiscal Year Ended June 30, 2007
1st Quarter	$17.60	$14.83
2nd Quarter	20.70	17.25
Fiscal Year Ended June 30, 2006
1st Quarter	$15.53	$10.43
2nd Quarter	13.85	10.06
3rd Quarter	17.00	12.74
4th Quarter	17.90	14.69
Fiscal Year Ended June 30, 2005
1st Quarter	$16.82	$12.09
2nd Quarter	14.07	9.12
3rd Quarter	13.21	9.40
4th Quarter	15.42	9.48
Fiscal Year Ended June 30, 2004
1st Quarter	$23.78	$19.01
2nd Quarter	27.37	20.72
3rd Quarter	33.45	23.27
4th Quarter	34.00	15.63

As of March 9, 2007, we had approximately 1,000 holders of record of our common stock.

We have never declared or paid cash dividends on our common stock. Our bank loan agreement materially limits our ability to pay dividends on our common stock, as discussed in Item 1A, Risk Factors. We intend to follow a policy of retaining earnings to finance the growth of our business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on our common stock will be at the sole discretion of our Board of Directors and will depend on our profitability, the terms of our bank credit agreement and our financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors the Board of Directors deems relevant.

Share Repurchases

In January 1999, the Company’s Board of Directors approved a share repurchase plan for up to 4.6 million shares of its common stock. Under the plan, subject to price and market conditions, purchases of shares can be made from time to time in the open market or in privately negotiated transactions using available cash. During the years ended June 30, 2006 and 2005, the Company repurchased no shares and 13,000 shares of common stock, respectively.

Equity Compensation Plans

The following table sets forth information as of June 30, 2006 with respect to our equity compensation plans that provide for the issuance of options to purchase our common stock:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Plan Category
Equity compensation plans approved by security holders	10,110,599	$13.63	1,120,975
Equity compensation plans not approved by security holders(2)	175,000	16.99	—
Total	10,285,599	$13.69	1,120,975

(1)          Rights include grants for Restricted Stock and Restricted Stock Units.

(2)          Options granted to Robert C. Caller, the Company’s Chief Financial Officer, pursuant to his employment agreement dated March 7, 2006 as an inducement to accept employment with the Company.

ITEM 6.                   SELECTED FINANCIAL DATA

The following selected financial data for fiscal 2006, 2005 and 2004 has been derived from the consolidated financial statements which appear elsewhere in this Annual Report on Form 10-K. The Selected Financial Data should be read in conjunction with:

•       Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•       Item 8, Financial Statements and Supplementary Data; and

•       Note 22 to consolidated financial statements, Selected Quarterly Financial Data (unaudited).

	Year Ended June 30,
	2006	2005	2004	2003	2002
	(in 000s, except per share amounts)
Statement of Operations Data:
Total revenues from continuing operations	$547,144	$483,107	$476,607	$357,264	$264,357
Operating income (loss)(1)	(43,174)	(4,451)	88,836	66,367	45,176
Income (loss) from continuing operations before income taxes and minority interest	(67,300)	(19,370)	62,412	43,339	19,538
Income tax (expense) benefit	24,012	5,192	(21,104)	(15,354)	40,621
Minority interest	(3,907)	(3,731)	(2,309)	(2,009)	(1,935)
Income (loss) from continuing operations	(47,195)	(17,909)	38,999	25,976	58,224
Income (loss) from discontinued operations(2)	1,124	(4,654)	40,889	(17,638)	1,612
Net income (loss)	$(46,071)	$(22,563)	$79,888	$8,338	$59,836
Basic earning (loss) per share:
Continuing operations	$(0.90)	$(0.35)	$0.78	$0.53	$1.26
Discontinued operations	0.02	(0.09)	0.82	(0.36)	0.04
Total	$(0.88)	$(0.44)	$1.60	$0.17	$1.30
Diluted earning (loss) per share:
Continuing operations	$(0.90)	$(0.35)	$0.76	$0.52	$1.23
Discontinued operations	0.02	(0.09)	0.80	(0.36)	0.04
Total	$(0.88)	$(0.44)	$1.56	$0.16	$1.27

	As of June 30,
	2006	2005	2004	2003	2002
	(in 000s)
Balance Sheet Data:
Cash and cash equivalents	$16,425	$33,170	$154,258	$24,406	$24,700
Restricted cash	14,484	13,421	15,590	14,478	7,100
Working capital	130,517	125,164	257,217	135,289	96,959
Total assets	687,881	654,934	773,927	544,814	465,900
Total long term debt, including current maturities	328,346	335,117	428,955	345,215	341,793
Total stockholders’ equity	144,078	176,023	180,979	76,432	41,973

(1)          The Company has recorded the following significant items affecting comparability of operating income (loss):

•       Share-based compensation expense of $12.9 million for fiscal 2006 compared to $2.1 million for fiscal 2005 due to our adoption of SFAS 123R, Share Based Payment. See Note 12 to consolidated financial statements, Share-Based Compensation.

•       Depreciation expense of $15.4 million from the acceleration of certain assets in fiscal 2006. See Note 1 to consolidated financial statements, Description of Business and Summary of Significant Accounting Principles.

•       Impairment charges of $15.6 million and $3.6 million were recorded for fiscal 2006 and 2005, respectively. See Note 17 to consolidated financial statements, Impairment Charges.

•       A series of inventory write-downs of $15.3 million and $26.4 million were recorded for fiscal 2006 and 2005, respectively. See Note 18 to consolidated financial statements, Inventory and Related Asset Write-downs.

•       Restructuring charges of $3.7 million were recorded in fiscal 2005. See Note 16 to consolidated financial statements, Restructuring Charges.

•       A loss of $12.3 million was recorded on extinguishment of debt in fiscal 2004.

(2)          We sold our Nevada route operations, the Rail City Casino and Bally Wulff during fiscal 2004. The Nevada route operation disposition was completed on June 30, 2004, the Rail City disposition was completed on May 3, 2004 and the Bally Wulff disposition was completed on July 18, 2003. On October 14, 2004, we sold our interest in our Louisiana route operations. In March 2006, we received a settlement related to our Nevada route operations (see Note 4 to consolidated financial statements, Discontinued Operations).

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

Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates” and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the impact of competition and uncertainties concerning such matters as the Company’s ability to service debt, product development, customer financing, sales to non-traditional gaming markets, foreign operations, dependence on key personnel, the ability to integrate future acquisitions, strict regulation by gaming authorities, the outcome of pending litigation matters including the pending securities class actions, gaming taxes, currency fluctuations and market risk. Certain of these factors are discussed in Item 1A, Risk Factors. The Company undertakes no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise.

Internal Control Over Financial Reporting

We have identified material weaknesses in our internal control over financial reporting which are described in Item 9A, Controls and Procedures. Each of these material weaknesses also results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result, we have assessed that our internal control over financial reporting was not effective as of June 30, 2006.

We discuss certain risks associated with the material weaknesses identified in Item 1A, Risk Factors.

Our Business

We are a leader in the design, manufacture, assembly and distribution of technology based products to commercial gaming markets worldwide. Our primary technologies include gaming devices for land based, riverboat and Native American casinos, video lottery and central determination markets and specialized system based hardware and software products. Our specialized hardware and software products provide casinos with a wide range of marketing, data management, accounting, security and other software applications and tools to more effectively manage their operations. We also own and operate a riverboat dockside casino in Vicksburg, Mississippi.  We announced in October 2006, that we are evaluating alternatives with respect to the possible sale of the Rainbow Casino. As of the date of this filing, a formal plan for the sale of the Rainbow Casino has not been approved by our Board of Directors.

We derive our revenues from the following four sources:

Gaming Equipment—Sale of gaming devices

Systems—Sales of computerized monitoring systems and related recurring hardware and software maintenance revenue

Gaming Operations—Operation of wide-area progressive systems and the lease and rental of gaming machines

Casino Operations—Operation of the Rainbow Casino

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include revenue recognition, inventory valuation, assumptions utilized in asset impairment tests, allowance for doubtful accounts, and deferred tax reserves. These judgments are subject to an inherent degree of uncertainty. There can be no assurance that the actual results will not differ from our estimates. Additional information regarding our significant accounting policies is presented below.

Revenue recognition

Our Gaming Equipment and Systems revenues are recognized in accordance with the provisions of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2 Software Revenue Recognition and are generally recognized when:

•       Persuasive evidence of an arrangement exists

•       Delivery has occurred

•       The vendors’ fee is fixed or determinable

•       Collectibility is probable

We sell gaming machines and our computerized monitoring systems either through normal credit terms of a 120 days or less, or may grant extended credit terms of up to five years. Revenue is recorded in accordance with the terms of sale for contracts with payment terms of 24 months or less, or as cash is received for contracts with payment terms in excess of 24 months. Games placed with customers on a trial basis are not recognized as revenue until the trial period ends, the customer accepts the games and collectibility is deemed probable.

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

The majority of our software license arrangements are non-perpetual and include software license updates and product support which are recognized ratably over the term of the arrangement, which is typically one year. Software license updates provide customers with rights to unspecified software product upgrades, maintenance and patches released during the term of the support period. The majority of our customers purchase both software and hardware maintenance and support when they purchase the systems. In addition, substantially all customers renew these maintenance agreements annually. Revenue from multi-year licensing arrangements are accounted for as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably over the billing coverage period, which is generally one year.

Our Gaming Operations earn recurring revenue from the operation of wide-area progressive jackpot systems and from gaming machines and the related systems placed in casinos on a daily lease or rental basis. Revenue from these sources is recognized based on the contractual terms of the participation or rental agreements and is generally based on a share of money wagered, a share of the net winnings, or on a fixed daily rental rate basis.

In accordance with industry practice, we recognize gaming revenues from our Casino Operations as the net win from gaming machine operations, which is the difference between currency deposited into the machines and the payouts made to the players.

Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market value. Cost elements included in work-in-process and finished goods consist of raw materials, freight, direct labor and manufacturing overhead. We regularly review inventory quantities and record charges for both obsolete products and products that may have become impaired for a variety of reasons, including changes in technology, customer preferences and product demand.

As a result of our ongoing analysis of inventory valuations, the Company recognized inventory write-downs totaling $14.2 million and $21.9 million during the years ended June 30, 2006 and 2005, respectively. See Note 18 to consolidated financial statements, Inventory and Related Asset Write-downs.

Additional valuation charges could result in the future as a result of these factors.

Property, plant and equipment and leased gaming equipment

Property, plant and equipment are stated at cost and depreciated over the estimated useful lives or lease terms, whichever is less, using the straight line method. Leased gaming equipment is stated at cost and depreciated over estimated useful lives ranging from two to three and one half years.

Significant replacements and improvements are capitalized while other maintenance and repairs are expensed. The cost and accumulated depreciation of assets retired or otherwise disposed of are eliminated from the accounts and any resulting gain or loss is credited or charged to income, as appropriate.

Given changes in technology, customer preferences and product demand, we regularly review and evaluate the recoverability of our investment in such assets, as well as the estimated useful lives used to depreciate these assets.

In fiscal 2005, we faced declining demand for gaming devices based on our legacy platform, and therefore, we reassessed this particular portion of our inventory. In October 2004, we made the strategic decision to move to our new Alpha OS platform, which was made commercially available in April 2005 in most markets.

This change in estimate was recorded prospectively, resulting in a $15.4 million charge to depreciation expense in the year ended June 30, 2006. See Note 1 to consolidated financial statements, Description of Business and Summary of Significant Accounting Principles.

The Company also recorded a write-down of leased gaming equipment of $1.0 million and $3.2 million in the years ended June 30, 2006 and 2005, respectively. See Note 18 to consolidated financial statements, Inventory and Related Asset Write-downs.

There is the potential for acceleration of future depreciation, or even additional asset impairments, if such factors were determined to have an adverse impact on our ability to realize our full investment in such assets.

Impairment of indefinite lived intangible assets, including goodwill

We review goodwill and indefinite lived intangible assets for impairment annually, during our fourth fiscal quarter, or whenever events or circumstances indicate carrying value may not be recoverable or warrant a revision to the estimated remaining useful life in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.

During the year ended June 30, 2006, the Company recorded an impairment charge of $4.5 million related to an indefinite lived intangible asset. See Note 17 to consolidated financial statements, Impairment Charges.

Impairment of long-lived assets, including finite lived intangible assets

We review long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. Recoverability of long-lived assets are measured by a comparison of the carrying amount of the asset to future, undiscounted net cash flows expected to be generated by the asset. Such estimations involve significant judgments. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

During the year ended June 30, 2006, the Company recorded an impairment charge of $11.1 million related to finite lived intangible assets. See Note 17 to consolidated financial statements, Impairment Charges.

Jackpot liabilities

We recognize jackpot expense and a related liability for jackpots not yet won for the cost to fund jackpots in the future. Jackpots are payable in either equal annual or weekly installments over a 20-year period, or immediately in the case of instant win progressive jackpots. Winners may elect to receive a single payment for the present value of a jackpot discounted at applicable interest rates in lieu of annual installments.

Our jackpot liabilities totaled $13.1 million and $13.0 million at June 30, 2006 and 2005, respectively. Changes in our estimates and assumptions, including the number of jackpot winners who may elect single-payments in the future could impact our jackpot expense and jackpot liability.

Allowances for doubtful accounts

Allowances for doubtful accounts are maintained at levels determined by our management to adequately provide for collection losses. In determining estimated losses, management considers economic conditions, the activity in gaming markets, the financial condition of customers, changes in technology and other factors which management believes are relevant.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Taxes on income of our foreign subsidiaries are provided at the tax rates applicable to the tax jurisdictions in which they are located.

The recoverability of certain deferred tax assets is based in part on estimates of future income and the timing of temporary differences, and the failure to fully realize such deferred tax assets could result in a higher tax provision in future periods. Our net deferred tax assets totaled $71.4 million and $47.4 million at June 30, 2006 and 2005, respectively. Our accrued income taxes receivable (payable) totaled $0.3 million at June 30, 2006 and $(1.8) million at June 30, 2005.

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

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies to existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and accordingly, the Company expects to adopt SFAS No. 157 beginning in fiscal 2009. We are currently in the process of evaluating the impact SFAS No. 157 will have on our consolidated results of operations, financial position and cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006, and accordingly, the Company expects to adopt SAB No. 108 beginning in fiscal 2007. We do not expect SAB No. 108 will have an impact on our consolidated results of operations, financial position or cash flows.

In July 2006, the FASB issued Financial Interpretation Number (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and accordingly, the Company expects to adopt FIN 48 beginning in fiscal 2008. We are currently in the process of evaluating the impact FIN 48 will have on our consolidated results of operations, financial position and cash flows.

In June 2005, the FASB issued FASB Staff Position (“FSP”) No. 143-1, Accounting for Electronic Equipment Waste Obligations, to address accounting for obligations associated with the European Union’s Directive 2002/96/EC on Waste Electrical and Electronic Equipment. The Directive, enacted in 2003, requires EU-member countries to adopt legislation to regulate the collection, treatment, recovery, and environmentally sound disposal of electrical and electronic waste equipment. The Directive distinguishes between products put on the market after August 13, 2005 as new waste and before that date as historical waste. FSP No. 143-1 only addresses accounting for historical waste and is required to be applied to the later of the first reporting period ending after June 8, 2005, or the date of adoption of the law by the applicable European Union member country.  Adoption of FSP No. 143-1 did not have a material impact on our consolidated results of operations, financial position or cash flows.

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

Results Of Operations

Our results of operations include the accounts of Bally Technologies, Inc., and its wholly-owned and partially-owned, controlled subsidiaries.

	Overall Consolidated Operating Results Year Ended June 30,
							Favorable/ (Unfavorable)
	2006	% Rev	2005	% Rev	2004	% Rev	06 vs. 05	05 vs. 04
	(dollars in millions)
Revenues	$547.1	100%	$483.1	100%	$476.6	100%	13%	1%
Gross profit	236.7	43%	222.9	46%	263.8	55%	6%	(16)%
Operating income (loss)	(43.2)	(8)%	(4.5)	(1)%	88.8	19%	(860)%	(105)%
Income (loss) from continuing operations	$(47.2)	(9)%	$(17.9)	(4)%	$39.0	8%	(164)%	(146)%
Income (loss) from discontinued operations, net of income taxes	1.1	—%	(4.7)	(1)%	40.9	9%	123%	(111)%
Net income (loss)	$(46.1)	(8)%	$(22.6)	(5)%	$79.9	17%	(104)%	(128)%

We report our revenue and income in two segments:

•       Bally Gaming Equipment and Systems (which includes Gaming Equipment, Systems and Gaming Operations)

•       Casino Operations

Bally Gaming Equipment and Systems revenue represents approximately 90%, 89% and 89% of total revenues for fiscal 2006, 2005 and 2004, respectively. Casino Operations revenue represents approximately 10%, 11% and 11% of total revenue for fiscal 2006, 2005 and 2004, respectively. Descriptions of the fluctuations between fiscal year ends are discussed under each respective segment disclosure below.

Bally Gaming Equipment and Systems

Through our Bally Gaming Equipment and Systems segment, we are one of the leading providers of technology to the gaming industry. Over the past several years the gaming industry has largely moved to games which use ticket-in ticket-out (“TITO”) technology, thereby reducing coin handling costs and down time for games waiting to be serviced on the casino floor. As a leading provider of this technology, we have experienced increased demand for our products. In fiscal 2006, sales of our new gaming devices in the domestic market increased 27% primarily as a result of new lottery sales of approximately 3,300 units as well as the extended transition to the Linux-based ALPHA OSTM platform.

The summary financial results and operating statistics for Bally Gaming Equipment and Systems are as follows:

	Year Ended June 30,
							Favorable/ (Unfavorable)
	2006	% Rev	2005	% Rev	2004	% Rev	06 vs. 05	05 vs. 04
	(dollars in millions)
Revenues
Gaming Equipment	$228.9	47%	$202.8	47%	$223.3	53%	13%	(9)%
Systems	120.5	24%	97.0	22%	121.9	29%	24%	(20)%
Gaming Operations	145.1	29%	131.3	31%	79.1	18%	11%	66%
Total revenues	$494.5	100%	$431.1	100%	$424.3	100%	15%	2%
Gross margin
Gaming Equipment	$46.6	20%	$43.2	21%	$101.0	45%	8%	(57)%
Systems	89.9	75%	76.9	79%	91.2	75%	17%	(16)%
Gaming Operations	66.1	46%	69.5	53%	39.4	50%	(5)%	76%
Total gross margin	$202.6	41%	$189.6	44%	$231.6	55%	7%	(18)%
Selling, general and administrative	$151.7	31%	$126.5	29%	$98.8	23%	(20)%	(28)%
Restructuring charges	—	—%	3.1	1%	—	—	100%	—
Impairment charges	15.6	3%	3.6	1%	—	—	(333)%	—
Research and development costs	45.1	9%	43.4	10%	36.6	9%	(4)%	(19)%
Depreciation and amortization	20.5	4%	15.9	4%	10.0	2%	(29)%	(58)%
Operating income (loss)	$(30.3)	(6)%	$(2.9)	(1)%	$86.2	20%	(945)%	(103)%

	Year Ended June 30,
				Favorable/ (Unfavorable)
	2006	2005	2004	06 vs. 05	05 vs. 04
Operating Statistics:
New gaming devices sold	17,887	14,070	16,808	27%	(16)%
OEM units sold	771	2,990	2,660	(74)%	12%
New unit average selling price	$10,182	$10,389	$9,328	(2)%	11%
Gaming monitoring units installed base	261,000	276,000	279,000	(5)%	(1)%
Casino management systems installed base(1)	521	521	508	—%	3%
Systems managed cashless games	184,000	128,000	83,000	44%	54%
End of period installed base:
Wide-area progressive	1,053	1,660	1,726	(37)%	(4)%
Daily-fee games	8,291	8,804	7,985	(6)%	10%
Centrally determined games	27,437	18,885	17,995	45%	5%

(1)          Casino management systems installed base includes international locations. For fiscal 2005 and 2004, locations were originally reported as 225 and 219, respectively, as international locations were excluded from the presentation.

Fiscal 2006 vs. Fiscal 2005

Total revenues for our Bally Gaming Equipment and Systems segment increased $63.4 million, or 15%, in fiscal 2006 compared to fiscal 2005 as a result of the following:

Gaming Equipment.   Gaming Equipment revenue increased by $26.1 million, or 13%, as a result of:

•       An increase in new gaming device sales to 17,887 units in fiscal 2006 as compared to 14,070 units in fiscal 2005. The increase of 3,817 in total new units sold was primarily attributable to sales of approximately 3,300 units in lottery jurisdictions. The remaining increase in unit sales was related to the Company’s new video products and game themes, which were based on the Company’s new ALPHA OS platform that was introduced in video and mechanical reel spinning devices sold in fiscal 2006.

•       An increase in international new gaming device sales in fiscal 2006 in connection with our expanded marketing efforts outside the United States. We believe that foreign markets will likely continue to expand in coming years, and will be an important source of revenue for the Company. We will continue to dedicate research and development efforts to develop products for foreign markets.

Gaming Equipment Gross Margin:   Gaming Equipment gross margin decreased to 20% in fiscal 2006 from 21% in fiscal 2005 as a result of:

•       A write-down of prepaid royalties of $3.0 million and inventory write-downs of $14.2 million in fiscal 2006.

•       An increased cost basis for used games due to certain refurbishment costs.

•       New lottery sales that result in lower margins due to the lower average selling prices these units provide.

•       Lower margins resulting from introductory pricing and high initial production costs.

Systems.   Systems revenue increased $23.5 million, or 24%, primarily as a result of:

•       An increase of $4.7 million, or 35%, in systems software sales primarily related to approximately $4.6 million from domestic operations.

•       An increase of $17.1 million, or 44%, in systems hardware sales related to approximately $13.5 million from domestic operations and $3.6 million from international operations.

•       An increase of $2.0 million, or 7%, in systems service and maintenance fees related to new contracts with major domestic customers.

Systems Gross Margin:   Systems gross margin decreased to 75% in fiscal 2006 from 79% in fiscal 2005 as a result of an increase in the proportion of hardware sales, which have a lower margin, to software sales.

Gaming Operations.   Gaming Operations revenue increased $13.8 million, or 11%, as a result of:

•       An increase of $12.1 million, or 20%, in participation and rental revenues derived from our installed base of centrally determined games, which increased 45%, from 18,885 units as of June 30, 2005 to 27,437 units as of June 30, 2006.

•       An increase of $10.7 million, or 42%, primarily due to daily fees generated from domestic lottery customers.

•       A decrease in wide-area progressive revenue of $8.1 million, or 19%, due to a decrease in the installed base of games during the year, which decreased 37%, from 1,660 units as of June 30, 2005 to 1,053 units as of June 30, 2006.

Gaming Operations Gross Margin:   Gross margin declined to 46% in fiscal 2006 from 53% in fiscal 2005 as a result of:

•       A change in the estimated useful life and salvage values for certain gaming equipment used in the Gaming Operations division which resulted in a $13.1 million increase in depreciation expense charged to cost of gaming operations.

•       An increase of $1.0 million in cost of goods sold due to the write-down of certain leased gaming equipment in fiscal 2006.

Selling, General and Administrative Expense.   Selling, general and administrative expense increased 20% year over year primarily as a result of:

•       An increase in legal expense of approximately $6.4 million due to higher litigation costs and patent costs.

•       An increase in payroll and related expenses of $7.2 million due to increased staff levels to support business growth.

•       An increase in share-based compensation expense of $6.4 million due to our adoption of SFAS 123R, Share Based Payment.

•       An increase in consulting fees of approximately $1.8 million due to increased third-party development and engineering services.

•       An increase in travel expense of approximately $2.2 million due to expansion into and development of international markets, coupled with increased staff levels.

Research and Development Costs.   Research and development costs increased as a result of our focus towards technology assets and the competitive landscape that requires a continual investment in future generations of gaming products and systems.

Impairment Charges.   During fiscal 2006, we recorded impairment charges of $15.6 million as compared to $3.6 million in the prior year primarily related to acquired intangible assets related to track names and other intellectual property that were no longer recoverable.

Depreciation and Amortization Expenses.   Depreciation and amortization expense increased as a result of higher capital expenditures incurred throughout fiscal 2006.

Fiscal 2005 vs. Fiscal 2004

Total revenues for our Bally Gaming Equipment and Systems segment increased $6.8 million, or 2%, as a result of:

Gaming Equipment.   Gaming Equipment revenue decreased by $20.5 million, or 9%, primarily as a result of:

•       A decrease in new unit sales to 14,070 units sold in fiscal 2005 as compared to 16,808 units sold in fiscal 2004. This decrease in total units sold reflects the general casino industry reduction in new unit purchases which followed the rapid pace of TITO game replacements which occurred over the prior two years.

•       The Company’s legacy video products did not perform as well as competitor products and there was a reduced number of new casino openings in the United States in fiscal 2005.

Gaming Equipment Gross Margin:   Gaming Equipment gross margin decreased to 21% in fiscal 2005 from 45% in fiscal 2004 primarily as a result of inventory obsolescence charges of $21.9 million recorded in fiscal 2005.

Systems.   Systems revenue decreased $24.9 million, or 20%, as a result of:

•       A decrease in new property installations in fiscal 2005. New property installations represented approximately $18.5 million of systems revenue in fiscal 2005 compared to $31.0 million in fiscal 2004. The decrease in new property installations resulted from the above mentioned slowdown following the TITO system upgrades in the prior two years, and the reduced number of new casino openings in fiscal 2005.

•       An increase of $1.2 million in deferred revenue for contracts with non-perpetual licenses, which is recognized over the license term.

Systems Gross Margin:   Systems gross margin increased to 79% in fiscal 2005 from 75% in fiscal 2004 as a result an increase in software sales, which have a higher margin compared to hardware sales.

Gaming Operations.   Gaming Operations revenue increased 66% as a result of:

•       An increase in revenue of $40.1 million, or 337%, to $52.0 million from centrally determined linked games due to a full year of revenue in fiscal 2005 compared to four months in the prior year from the acquisition of SDG in March 2004;

•       An increase in daily fee games placements of 10% from 7,985 units in fiscal 2004 to 8,804 units in fiscal 2005; and

•       An increase in average revenue per day for both wide-area progressives and daily fee games.

Gaming Operations Gross Margin:   Gross margin increased to 53% in fiscal 2005 from 50% in fiscal 2004 as a result of an increase in the recurring revenue stream Class II games generate through license fee arrangements that have terms of three to five years.

Selling, General and Administrative Expense.   Selling, general and administrative expense increased 28% primarily as a result of:

•       The addition of Class II and central determination operations for a full year in fiscal 2005 due to the acquisition of SDG in fiscal 2004.

•       An increase in legal expense of approximately $4.0 million resulting from higher patent and litigation costs.

•       An increase in the provision for doubtful accounts receivable of $3.4 million, which included a charge for a large customer that declared bankruptcy during fiscal 2005.

•       Severance charges of $3.0 million for reductions in the workforce both domestically and in our European operations.

Research and Development Costs.   Research and development costs increased as a result of the increased investment in the development of the Alpha OS platform and related game content.

Depreciation and Amortization Expenses.   Depreciation and amortization expense increased as a result of the increase in acquisition-related intangible assets and the increased base of wide-area and daily fee games.

Casino Operations

Our Rainbow Casino is one of four casinos currently operating in the Vicksburg, Mississippi market. Our casino primarily draws customers from within a 75-mile radius surrounding Vicksburg, which includes Jackson, Mississippi. While a number of properties located on the gulf coast sustained heavy damage during the 2005 hurricane season, our casino was not damaged. Although it was temporarily closed, we reopened the property for business within four days of Hurricane Katrina once power was restored to the general area. While the play levels at our casino increased somewhat during the months following the reopening, the play levels returned to a more typical level once some of the other Gulf Coast casinos reopened.

In fiscal 2007 we began considering the possible sale of Rainbow to a third party in connection with our plans to focus our efforts on our technology assets. The conditions under which we may sell Rainbow are dynamic and may be impacted by a number of factors including but not limited to, general market conditions, competition, our financial position, and the interest of certain buyers who may be strategic to us. If we do not receive a financially beneficial offer, we may decide not to sell the casino.

The summary of our financial results and operating statistics for our Casino Operation is as follows:

	Year Ended June 30,
							Favorable/ (Unfavorable)
	2006	% Rev	2005	% Rev	2004	% Rev	06 vs. 05	05 vs. 04
	(dollars in millions)
Revenue	$52.6	100%	$52.0	100%	$52.3	100%	1%	—%
Gross margin	34.1	65%	33.3	64%	32.2	62%	2%	3%
Selling, general and administrative	13.3	25%	13.2	25%	12.5	24%	(1)%	(6)%
Depreciation and amortization	3.5	7%	3.3	6%	2.8	5%	(6)%	(18)%
Operating income	$17.3	33%	$16.8	32%	$16.9	32%	3%	(1)%
Operating Statistics:
Average Number of Gaming Devices	891		890		930		—%	(4)%
Average Number of Table Games	12		12		12		—%	—%

Fiscal 2006 vs. Fiscal 2005

Rainbow Casino revenue increased slightly by $0.6 million from $52.0 million in fiscal 2005 to $52.6 million in fiscal 2006 as a result of an increase in gaming revenue from slot machines, keno and table games. The increases were attributable to the fact that, unlike in respect of our competitors’ properties, our property did not sustain any significant damage in connection with the Gulf Coast hurricanes in August and September 2005.

Gross margin improved to 65% in fiscal 2006 due to continued improvement in operating cost reductions and increased slot and table wins per day per unit.

The overall selling, general and administrative expenses remained relatively stable year over year as a percentage of revenue.

Depreciation and amortization expense increased $0.2 million resulting from additional capital expenditures in connection with new game replacements.

Fiscal 2005 vs. Fiscal 2004

Rainbow Casino revenue was relatively flat in fiscal 2005 compared to fiscal 2004 in a market that grew 3.9% year over year.

Gross margin improved to 64% in fiscal 2005 due to continued improvement in operating cost reductions and increased slot and table wins per day per unit.

The overall selling, general and administrative expenses remained relatively stable year over year as a percentage of revenue.

Depreciation and amortization expense increased $0.5 million due to additional capital expenditures relating to new game replacements.

Parent Company

The summary financial results of Bally Technologies, Inc., our parent entity, are set forth below. These results also include certain other income and expenses that are otherwise not allocated to a specific business segment.

	Year Ended June 30,
				Favorable/ (Unfavorable)
	2006	2005	2004	06 vs. 05	05 vs. 04
	(dollars in millions)
General and administrative	$28.8	$17.1	$12.8	(68)%	(34)%
Depreciation and amortization	1.4	1.3	1.5	(8)%	12%
Total parent company expense	$30.2	$18.4	$14.3	(64)%	(29)%
Other income (expense):
Interest income	3.5	3.4	4.3	3%	(20)%
Interest expense	(27.5)	(18.3)	(17.9)	(50)%	(2)%
Loss on extinguishment of debt	—	(0.6)	(12.3)	100%	95%
Other, net	(0.1)	0.6	(0.5)	(117)%	223%
Total other expense	$(24.1)	$(14.9)	$(26.4)	(62)%	44%
Income tax benefit(expense)	$24.0	$5.2	$(21.1)	362%	125%
Minority interest	$(3.9)	$(3.7)	$(2.3)	(5)%	(62)%

Fiscal 2006 vs. Fiscal 2005

General and Administrative Expense.   General and administrative expense at the parent company increased $11.7 million, or 68%, primarily as a result of:

•       An increase in payroll and related expense due to additional restricted stock unit amortization of $1.4 million.

•       An increase in share-based compensation expense of $2.9 million related to our adoption of SFAS 123R.

•       An increase in legal fees of $2.8 million due to litigation matters and the ongoing SEC investigation and other related matters.

•       An increase in accounting fees of $4.7 million due to Sarbanes-Oxley compliance and a restatement of prior periods.

Minority interest increased primarily due to the consolidation of certain variable interest entities and the partnership interest in Rainbow Casino.

Other Income (Expense).   Other expense increased $9.2 million, or 62%, as a result of an increase in interest expense of $9.2 million in fiscal 2006 compared to fiscal 2005. This was due to higher interest rates on lower total debt outstanding. Virtually all of our debt is based on a variable interest rate; therefore, future interest expense will be impacted by future changes in LIBOR, which is the base rate for our interest payments.

Our effective income tax rate from continuing operations for fiscal 2006 was approximately 36%. This rate reflects a Federal tax benefit computed using a rate of 35% that was offset by reserves applied to certain deferred tax assets.

Fiscal 2005 vs. Fiscal 2004

General and Administrative Expense.   General and administrative expense at the parent company increased $4.3 million, or 34%, primarily as a result of:

•       An increase in payroll and related expense during fiscal 2005 due to restricted stock unit amortization totaling $2.1 million and a $0.6 million charge for severance benefits resulting from our reorganization; offset by a decrease in salaries and wages of $1.0 million due to reduced corporate headcount and for certain personnel were reassigned to the gaming equipment and systems segment.

•       An increase in legal fees of $1.3 million in fiscal 2005 due to the ongoing SEC investigation and other related matters.

•       An increase in professional fees of $1.4 million due to Sarbanes-Oxley compliance.

•       As a result of a refinancing completed during fiscal 2004, a pre-tax charge of $12.3 million was recorded. In December 2004, our bank loan agreement was amended, which resulted in a charge of $0.6 million that was classified as a loss on extinguishment of debt.

Minority interest increased due to the consolidation of certain variable interest entities.

Interest expense was $18.3 million for fiscal 2005, compared to $17.9 million in fiscal 2004 due to higher variable interest rates on lower total debt outstanding.

Our effective income tax rate for continuing operations for fiscal 2005 was approximately 27%. This rate reflects a Federal tax benefit computed using a rate of 35%, offset by a tax charge for the estimated potential tax liability for the reorganization of our European distribution operations; as well as reserves applied to certain deferred tax assets.

Significant Items Affecting Comparability

Certain significant items affect the comparability of financial statements for fiscal 2006, 2005 and 2004, which are discussed below.

Inventory and asset write-downs:   In fiscal 2005, we faced declining demand for gaming devices based on our legacy platform, and therefore, we reassessed this particular portion of our inventory. In October 2004, we made the strategic decision to move to our new Alpha OS platform, which was made commercially available in April 2005 in most markets.

The decision to move our gaming devices to the new platform, the targeting of used equipment for non-domestic markets, and the consolidation of certain warehouses all led to accelerated disposals of legacy products in both fiscal 2006 and 2005. This process has required updating estimates for the net realizable value of inventories due to the subjectivity involved in projecting sales volumes, used game sales values, refurbishment costs, and customer demand in non-domestic jurisdictions. As a result of our ongoing analysis of inventory valuations, we have taken a series of inventory write-downs totaling $14.2 million and $21.9 million for fiscal 2006 and 2005, respectively.

The Company also recorded a write-down of leased gaming equipment of $1.0 million and $3.2 in the year ended June 30, 2006 and 2005, respectively.

These inventory and asset write-downs have had a significant impact on Gaming Equipment margins in both fiscal 2006 and 2005. Our Game Equipment margins were 20% and 21% in fiscal 2006 and 2005, respectively, compared to a more normal margin of 45% in fiscal 2004.

We continue to hold a significant number of used gaming devices, therefore, there can be no assurances that further write-downs will not occur in future periods.

Impairment charges:   During our review of intangible assets for impairment in the year ended June 30, 2006, we determined that certain finite and indefinite lived intangible assets had become impaired. Consequently, we recorded an impairment charge in fiscal 2006 of $15.6 million compared to impairment charges in fiscal 2005 of $3.6 million.

Depreciation on leased gaming machines:   During the second quarter of fiscal 2006, the Company re-assessed the estimated useful life and salvage values for certain gaming equipment. This reassessment resulted in a reduction of both the useful lives and salvage value of these assets and a $15.4 million increase in depreciation expense charged to the cost of gaming operations during fiscal 2006.

Refinancing and loan amendment charges:   In fiscal 2004, we initiated a tender offer for all of our outstanding 10% Senior Subordinated Notes due 2007, which we refer to as our senior subordinated notes, at a price of 103.33% plus a .25% tender premium. The offer was completed on September 16, 2003. As a result, we recorded a pre-tax charge in fiscal 2004 of $12.3 million, which included a $5.0 million charge for the early extinguishment of the senior subordinated notes, $7.0 million for the write off of deferred financing costs and $0.3 million in fees and expenses.

Restructuring charges:   In fiscal 2005, we undertook an extensive review of our operations and reduced our workforce during the September 2004 quarter and the March 2005 quarter. As a result of these reductions in force, we incurred severance charges totaling $3.6 million in fiscal 2005.

Discontinued Operations

As previously discussed, we sold our Nevada route operations, the Rail City Casino and Bally Wulff during fiscal 2004.

On June 30, 2004, we completed the sale of United Coin to Century Gaming, Inc. and received approximately $100 million in cash and the assumption by Century Gaming of approximately $5.0 million in debt. Additionally, Century Gaming agreed to acquire a certain number of gaming devices from our Bally Gaming and Systems business unit over a five-year period. United Coin revenue totaled $220.9 million and operating income totaled $22.5 million for the year ended June 30, 2004. In fiscal 2004, we reported a gain on the sale before income taxes of $15.3 million, or $9.1 million after tax. In fiscal 2005, the gain on sale was adjusted for charges incurred for an adverse outcome in a patent infringement case and the resolution of certain sale related liabilities, the sum of which totaled $6.3 million net of tax, which is included in the discontinued operations section of the statement of operations for the fiscal 2005.

In September, 2004, a Federal District Court jury reached a verdict in a patent infringement case filed by Action Gaming, Inc. (“AGI”) and IGT. The jury awarded AGI and IGT an aggregate of approximately $7.4 million in damages related to a single, optional feature offered in certain multi-hand poker games provided solely by United Coin. On July 11, 2006, the federal circuit court of appeals affirmed the district court judgment, denying the appeals for both parties, and thereafter, the judgment was satisfied out of the posted bond.

In March 2006, in another case involving United Coin, the U.S. Court of Appeals for the Ninth Circuit awarded United Coin approximately $1.1 million in damages, fees, and costs in a contract dispute with a customer. Under the terms of the 2004 sale of United Coin, we retained the right to continue to prosecute the case and to receive any judgment or other award. In May 2006, the customer paid a total of $1.7 million in satisfaction of the award.

The sale of the Rail City Casino to the Sands Regent was completed on May 3, 2004. Total consideration was $37.9 million in cash. Rail City revenue totaled $19.2 million and operating income totaled $5.4 million for fiscal 2004. We reported a gain on the sale before income taxes of $23.1 million, or $14.3 million after tax.

The Louisiana route operations were sold in October 2004 and had revenues totaled $17.0 million and operating income totaled $2.8 million for fiscal 2004. We recorded a gain on the sale of $1.3 million or $0.8 million after taxes in fiscal 2005.

Financial Condition

Liquidity

As of June 30, 2006, we had $16.4 million in cash and cash equivalents. In addition, we had net working capital of approximately $130.5 million, an increase of approximately $5.4 million from June 30, 2005, which is discussed in “—Working Capital” below. Consolidated cash and cash equivalents at June 30, 2006 includes approximately $3.6 million of cash utilized in our Casino Operations that is held in vaults, cages or change banks. Additionally, pursuant to various state gaming regulations, certain cash accounts totaling approximately $14.5 million as of June 30, 2006, are maintained to ensure availability of funds to pay wide-area progressive jackpot awards which are classified as restricted cash on the consolidated balance sheets. In addition, we purchase U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive annual or weekly installment payments. These securities are included in restricted long-term investments in the accompanying consolidated balance sheets, and totaled $9.0 million and $10.1 million as of June 30, 2006 and 2005, respectively.

On September 5, 2003, we completed a refinancing transaction whereby we entered into a new $275.0 million term loan and a $125.0 million revolving credit facility. We used the proceeds from the refinancing transaction to (1) repay an aggregate of approximately $188.0 million outstanding under our then existing term loan, (2) repurchase the $150.0 million aggregate amount of our senior subordinated notes, and (3) pay $5.0 million in transaction fees and expenses. The fees and expenses were capitalized and are being amortized on a straight-line basis over the remaining term of the loan. The term loan has a 1% per year mandatory principal amortization after the first year. Both the term loan and revolving credit facility mature in September 2009.

In December 2003, we increased the term loan by $75.0 million to $350.0 million. We used the proceeds primarily to fund the acquisition of SDG. As a result of the increase, we incurred an additional $1.6 million in debt issuance costs, which has been capitalized and is being amortized on a straight-line basis over the remaining term of the term loan.

In December 2004, we amended our bank loan agreement governing the term loan and revolving credit facility. The amendment provided for (1) an increase in the maximum allowable leverage ratio under the bank loan agreement to a minimum of 4.75 times at June 30, 2005, which declines thereafter, (2) a reduction in the revolving credit facility commitment to $75.0 million and (3) an increase in the term loan interest rate to LIBOR plus 3.00%, which can be adjusted to LIBOR plus 3.75% based on certain credit rating and leverage ratio criteria. We incurred a fee of approximately $1.0 million in connection with the amendment. As of June 30, 2006, we had $311.4 million outstanding under our term loan accruing interest at a rate of 8.18%, and no amounts outstanding under the $75.0 million revolving credit facility.

As a result of the additional time required to complete the year end closing process for fiscal 2005, we failed to deliver to our lenders our 2005 audited financial statements as well as the unaudited interim financial statements for the fiscal quarter ended September 30, 2005 in a timely manner, and therefore, were not in compliance with certain of our debt covenants under the bank loan agreement. Pursuant to an agreement with the lenders, we cured the default in December 2005 by delivering our 2005 audited financial statements contained in our 2005 Annual Report on Form 10-K and our unaudited interim financial statements for the fiscal quarter ended September 30, 2005. During the default period through the date of the filing of our 2005 Annual Report on Form 10-K, we incurred default interest of approximately $0.7 million, which was expensed in the quarter ended December 31, 2005.

In October 2006, we executed an amendment to our bank loan agreement that (i) extended the due date for the  delivery of the our audited financial statements for the fiscal year ended June 30, 2006 to December 31, 2006, (ii) provided that we deliver our quarterly reports on Form 10-Q for the Fiscal Quarters ending on September 30, 2005, December 31, 2005 and March 31, 2006 no later than December 31, 2006, (iii) modified the definition of EBITDA to exclude up to $10.0 million of certain cash charges, and (iv) clarified that the definition of EBITDA includes interest income on trade receivables. In exchange for the concessions granted under the amendment we paid an administrative fee of $964,000, which will be expensed in the quarter ended December 31, 2006.

In December 2006, we executed an additional amendment to our bank loan agreement, which extended the due date for the  delivery of our quarterly report on Form 10-Q for the Fiscal Quarter ended March 31, 2006 and the audited financial statements for the fiscal year ended June 30, 2006 to March 15, 2007. In exchange for the concessions granted under the agreement we paid an administrative fee of $1.2 million, which will be expensed in the quarter ended December 31, 2006.

There can be no assurances we will be able to comply with the amended covenants. See Item 1A, Risk Factors  for a discussion of the risks associated with our non-compliance with certain of our debt covenants under our bank loan agreement.

As of June 30, 2006, we were in compliance with our financial covenants under the bank loan agreement, which consist of a leverage ratio, a fixed charges coverage ratio, and a minimum EBITDA (as that term is defined in the bank loan agreement) ratio. The leverage ratio is computed as total average debt outstanding during the quarter divided by the trailing 12 months EBITDA excluding certain cash and non-cash charges, and is further adjusted to remove EBITDA from discontinued operations at the time those operations are sold. The Company’s leverage ratio as of June 30, 2006 was 4.17 times versus the covenant maximum of 4.25 times.

Cash flows from operating activities are derived primarily from the cash receipts from the sale of goods and services, the operation of wide-area progressive systems, lease payments, and monthly cash receipts from maintenance agreements for our casino systems customers. In addition, we generate cash through our casino operations. We utilize our cash to acquire materials for the manufacture of goods for resale or lease, payroll, interest and all other selling, general and administrative expenses.

Management believes that cash flows from current operating activities and the availability under the revolving credit facility should provide us with sufficient capital resources and liquidity for at least the next twelve months and for the foreseeable future. Access to the revolving credit facility in the future will depend on our ability to generate adequate levels of EBITDA, as described above. At June 30, 2006, we had no material commitments for capital expenditures.

Working Capital

The following table presents the components of consolidated working capital at June 30, 2006 and 2005:

			Increase (decrease)
	2006	2005	Amount	%
	(dollars in 000s)
Current Assets:
Cash and cash equivalents	$16,425	$33,170	$(16,745)	(50)%
Restricted cash	14,484	13,421	1,063	8%
Accounts and notes receivable, net	135,497	97,679	37,818	39%
Inventories	69,995	63,523	6,472	10%
Income taxes receivable	266	—	266	—%
Deferred tax assets, net	51,374	30,884	20,490	66%
Other current	41,313	33,034	8,279	25%
Total current assets	$329,354	$271,711	$57,643	21%
Current Liabilities:
Accounts payable	$39,622	$36,807	$2,815	8%
Accrued liabilities	86,131	43,838	42,293	96%
Jackpot liabilities	13,139	13,025	114	1%
Deferred revenue	47,081	40,962	6,119	15%
Income taxes payable	—	1,752	(1,752)	(100)%
Current maturities of long-term debt	12,864	10,163	2,701	27%
Total current liabilities	198,837	146,547	52,290	36%
Net working capital	$130,517	$125,164	$5,353	4%

At June 30, 2006, our net working capital increased $5.4 million as compared to June 30, 2005 primarily related to:

•       An increase in accounts and notes receivable, net, of $37.8 million, or 39%, from $97.7 million in fiscal 2005 to $135.5 million in fiscal 2006 due to new unit game sales from lottery customers and systems hardware and software contracts with major domestic customers.

•       An increase in inventories of $6.5 million, or 10%, from $63.5 million in fiscal 2005 to $70.0 million in fiscal 2006 due to increased manufacturing levels of new products.

•       An increase in deferred tax assets, net, of $20.5 million, or 66%, from $30.9 million in fiscal 2005 to $51.4 million in fiscal 2006 due to the increase in certain accruals recognized for book but not deductible for tax purposes and the classification of a portion of our net operating loss carryforwards as current.

•  An increase in other current assets of $8.3 million, or 25%, from $33.0 million in fiscal 2005 to $41.3 million in fiscal 2006 due to a $7.8 million deposit made related to a patent litigation matter.

The increase in working capital was offset by the following:

•       A decrease in cash and cash equivalents of $16.7 million, or 50%, from $33.2 million in fiscal 2005 to $16.4 million in fiscal 2006 due to the pay down of the term loan in accordance with our bank loan agreement, as well as cash used to deploy wide-area and daily-fee gaming devices.

•       An increase in accrued liabilities of $42.3 million, or 96%, from $43.8 million in fiscal 2005 to $86.1 million in fiscal 2006 due to professional and consulting fees of approximately $10.6 million related to legal and litigation matters, customer deposits of approximately $18.6 million and $6.5 of other accrued expenses.

Cash Flow

Cash flows provided by operating activities totaled $52.5 million in fiscal 2006 as compared to $52.1 million in fiscal 2005 as a result of an increase in working capital items of $5.4 million from $125.1 million in fiscal 2005 to $130.5 million in fiscal 2006 as discussed above in the working capital section.

Cash flows used in investing activities totaled $60.7 million in fiscal 2006 as compared to $65.1 million in fiscal 2005 as a result of:

•       Capital expenditures of $14.0 million in fiscal 2006 as compared to $12.4 million in fiscal 2005.

•       Costs incurred to deploy additional leased gaming devices totaling $44.7 million in fiscal 2006 as compared to $40.6 million in fiscal 2005.

•       Additions to restricted cash and investments of $0.9 million in fiscal 2006 as compared to deletions to restricted cash and investments of $0.1 million in fiscal 2005.

Cash used in financing activities totaled $8.6 million in fiscal 2006 as compared to $108.1 million in fiscal 2005 as a result of:

•       Principal payments on other long term debt totaling $9.7 million in fiscal 2006 as compared to $6.3 million in fiscal 2005.

•       Cash provided from exercise of stock options of $1.1 million in both fiscal 2006 and 2005.

•       Cash used to pay-off debt of $31.6 million in fiscal 2005.

•       Decrease in amounts outstanding under the revolving credit facility of $70.0 million in fiscal 2005.

Contractual Commitments

We are committed to make future payments pursuant to various contracts and agreements. A summary of those contractual obligations existing as of June 30, 2006, grouped according to the periods in which such payments are due, is as follows:

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Debt:
Term loan facility(a)	$3,500	$7,000	$300,882	$—	$311,382
Revolving credit facility(b)	—	—	—	—	—
Subordinated debt(c)	6,600	7,600	—	—	14,200
Other debt	2,764	—	—	—	2,764
Estimated interest payments(d)	25,171	50,797	3,348	—	79,316
	38,035	65,397	304,230	—	407,662
Other commitments:
Net minimum rentals	4,977	6,951	3,916	—	15,844
MindPlay earn-out(e)	—	—	—	—	—
Purchase commitments(f)	—	—	—	—	—
Employment agreements(g)	1,498	2,279	85	—	3,862
Total commitments	$44,510	$74,627	$308,231	$—	$427,368

(a)           The bank loan agreement governing the term loan facility requires principal payments of $3.5 million per year with the balance due in September 2009.

(b)          There were no amounts outstanding on the $75.0 million revolving credit facility as of June 30, 2006.

(c)           Represents principal payments under subordinated promissory notes payable related to the acquisition of SDG and Mindplay (see Note 11 to consolidated financial statements, Related Party Transactions).

(d)          Our debt is virtually all variable rate, which means that it is tied to LIBOR. Therefore, we computed the estimated future interest payments for our total debt outstanding based on the average interest rate in effect as of June 30, 2006 of 8.18%.

(e)           Pursuant to the MindPlay purchase agreement, we are obligated to make certain contingent earn-out payments to the former principals of MindPlay, amounts that cannot currently be estimated (see Note 3 to consolidated financial statements, Business Combinations).

(f)             Except in certain rare instances, the Company is not required by its suppliers to enter into quarterly commitments for products.

(g)           We have employment agreements with most of our employees with positions of Vice President or above. These agreements generally provide for an initial rate of pay and the terms of the severance benefits generally range from three to twelve months salary continuation with similar non-compete periods. Almost all such agreements contain language that the employee is still an “at will” employee, and as such can be terminated at anytime subject to the individual termination provisions. The only multi-year employment arrangements are with Richard Haddrill, our CEO, and Mr. Caller, our CFO. Mr. Haddrill’s arrangement provides for a base salary of $998,000 through January 1, 2009. Mr. Caller’s arrangement provides for a base salary of $340,000 through September 30, 2009 and a minimum performance bonus of $160,000 for the year ended June 30, 2006 and $51,000 for the years ended June 30, 2007 and 2008. Only these arrangements are reflected in the table above.

Our long-term debt is virtually all floating rate, and therefore, future interest payments will be impacted by future LIBOR rate changes as well as the balance of debt outstanding in those future periods. Interest payments for fiscal 2006 totaled $21.3 million.

The payment obligations in the above table are based on the contractually scheduled due dates. The only payment acceleration that could be demanded of us would generally be in the event of a default under our bank loan agreement that was not cured within the provisions set forth in that agreement.

Off Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk, such as performance bonds and other guarantees not reflected in our balance sheet that arise in the normal course of business.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had total debt of approximately $328.3 million, consisting primarily of the $311.4 million term loan under our senior credit facilities and the $14.2 million subordinated loan and other debt of approximately $2.8 million. The interest rate for the term loan is reset every six months. If the LIBOR rates were to increase or decrease by 100 basis points, with all other factors remaining constant, earnings would decrease or increase by approximately $3.3 million on a pre-tax basis.

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

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of June 30, 2006 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in our internal control over financial reporting described below, as of June 30, 2006 our disclosure controls and procedures were not effective.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of June 30, 2006 and the material weaknesses described below, we believe that the consolidated financial statements included in this Annual Report on Form 10-K correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2006. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (“COSO”). Our assessment identified deficiencies that were determined to be material weaknesses.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Because of the material weaknesses described below, management concluded that our internal control over financial reporting was not effective as of June 30, 2006.

The specific material weaknesses identified by management as of June 30, 2006 are described as follows:

Ineffective controls related to the financial closing process.   In August 2006, upon discovery that certain transactions were improperly recorded we determined it was necessary to restate our consolidated financial statements as of June 30, 2005 and 2004, and for each of the three years in the period ending June 30, 2005. This restatement was not completed until the 2005 10-K/A was filed on October 31, 2006. These closing procedures did not include the designed level of documentation and review. Consequently, we used abbreviated financial closing procedures for fiscal 2006 which are not sustainable in our normal financial reporting process as they include significant manual procedures and look back procedures. Additionally, our designed controls over the preparation, review and support of journal entries did not operate effectively. We also did not perform the designed level of analytical procedures on the financial statements of non-corporate operations.

Ineffective control related to fraud risk assessment.   We concluded that the overall operating effectiveness of our fraud risk assessment did not operate as designed primarily due to delays in our financial closing process as described above.

Inadequate and ineffective control related to revenue recognition, including gaming operations revenue recognition and the associated existence of fixed asset machines, system sales revenue recognition and the processing of customer credits.   We did not have appropriate and/or effective internal controls related to the recognition of revenue for gaming operations, including the lack of comprehensive controls to adequately capture and analyze: (i) the terms and conditions of all contracts to ensure the proper recording of revenue; (ii) the accuracy of authorized daily fees and revenue share percentages; (iii) the security and electronic transmission to and from our network operating center(s) and its subsequent documentation and backup; and (iv) the existence of the related fixed asset machines.

We did not have effective internal control related to the recognition of revenue for system sales pertaining to (i) the review of terms and conditions on contract upgrades and change orders to ensure proper recording of revenue and (ii) the accuracy and authorization of billing amounts for upgrades, change orders and maintenance fees.

We also did not have effective internal control related to the recognition of revenue pertaining to the complete and timely recording of credit memos resulting from customer returns or allowances.

Ineffective control related to the existence and valuation of inventory.   We identified several deficiencies related to the existence and valuation of inventory, including those related to: i) year-end adjustments to our raw materials balance due to ineffective periodic counting procedures, inadequate physical safeguards and inadequate control over transaction processing; (ii) the restocking of excess inventory pulled for work orders which was not always properly identified and/or removed from the related bill of materials; (iii) costs associated with the creation of new kits and assemblies that were not effectively calculated and monitored resulting in incorrect valuation of inventories; (iv) lack of adequate review and analysis of certain inventory variances between the perpetual records and the general ledger; and (v) determining allowances for obsolete inventory.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting which is set forth below.

Changes in Internal Control

During the third and fourth quarters of the fiscal year ended June 30, 2006, we implemented new control processes which we believe to be effective as of June 30, 2006 over certain material weaknesses reported the 2005 10-K/A, as described below. These new controls were developed through investigation and review of the processes and activities surrounding the material weaknesses and include changes to these processes and the development of test and review programs designed to prevent or detect similar future occurrences.

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

Ineffective controls at the entity level.   We re-evaluated our entity level control requirements in conjunction with COSO’s comprehensive list of entity wide objectives, taking into consideration objectives specific to the control environment, risk assessment, monitoring function and dissemination of information and communication activities to ensure our new design provided distributed coverage. Updates were then made to controls that were not previously in place or were not operating effectively. The desired design of identified control activities was reviewed with executive and other key members of management. We communicated our new control structure to the organization through multiple avenues of communications, including, a web-cast, a self assessment educational quiz,  and utilized mailings, intranet postings and an all managers meeting to re-emphasize our code of ethics, business conduct and anonymous hotline.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bally Technologies, Inc.

Las Vegas, Nevada

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Bally Technologies, Inc. and Subsidiaries  (the “Company”) did not maintain effective internal control over financial reporting as of June 30, 2006, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

Ineffective controls related to the financial closing process.   In August 2006, upon discovery that certain transactions were improperly recorded the Company determined it was necessary to restate its consolidated financial statements as of June 30, 2005 and 2004, and for each of the three years in the period ending June 30, 2005. This restatement was not completed until October 31, 2006. These closing procedures did not include the designed level of documentation and review. Consequently, the Company used abbreviated financial closing procedures for fiscal 2006 which are not sustainable in the Company’s normal financial reporting process as they include significant manual procedures and look back procedures. Additionally, the Company’s designed controls over the preparation, review and support of journal entries did not operate effectively. The Company also did not perform the designed level of analytical procedures on the financial statements of non-corporate operations.

Ineffective control related to fraud risk assessment.   The Company concluded that the overall operating effectiveness of its fraud risk assessment did not operate as designed primarily due to delays in its financial closing process as described above.

Inadequate and ineffective control related to revenue recognition, including gaming operations revenue recognition and the associated existence of fixed asset machines, system sales revenue recognition and the processing of customer credits.   The Company did not have appropriate and/or effective internal controls related to the recognition of revenue for gaming operations, including the lack of comprehensive controls to adequately capture and analyze the: (i) terms and conditions of all contracts to ensure the proper recording of revenue; (ii) accuracy of authorized daily fees and revenue share percentages; (iii) security and electronic transmission to and from our network operating center(s) and its subsequent documentation and backup; and (iv) the existence of the related fixed asset machines.

The Company did not have effective internal control related to the recognition of revenue for system sales pertaining to (i) review of terms and conditions on contract upgrades and change orders to ensure proper recording of revenue and (ii) accuracy and authorization of billing amounts for upgrades, change orders and maintenance fees.

The Company also did not have effective internal control related to the recognition of revenue pertaining to the complete and timely recording of credit memos resulting from customer returns or allowances.

Ineffective control related to the existence and valuation of inventory.   The Company identified several deficiencies related to the existence and valuation of inventory, including: i) year-end adjustments to its raw materials balance due to ineffective periodic counting procedures, inadequate physical safeguards and inadequate control over transaction processing; (ii) the restocking of excess inventory pulled for work orders which was not always properly identified and/or removed from the related bill of materials; (iii) costs associated with the creation of new kits and assemblies were not effectively calculated and monitored resulting in incorrect valuation of inventories; and (iv) lack of adequate review and analysis of certain inventory variances between the perpetual records and the general ledger and (v) determine allowances for obsolete inventory.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended June 30, 2006 of the Company and this report does not affect our report on such consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2006 of the Company and our report dated March 14, 2007 expressed an unqualified opinion, and includes an explanatory paragraph related to the adoption of SFAS No. 123(R), Share-Based Payment, on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada

March 14, 2007

ITEM 9B.       OTHER INFORMATION

Not applicable.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors, Executive Officers and Other Significant Employees

The name, age, and present principal occupation or employment of each of our directors and executive officers as of June 30, 2006, is set forth below. No director or executive officer is related by blood, marriage or adoption to any other director or executive officer.

Name	Age	Position with the Company
Richard Haddrill	53	Director, President, Chief Executive Officer
Jacques André	68	Director
Joel Kirschbaum	55	Director(1)
Stephen Race	56	Director
David Robbins	46	Director, Chairman of the Board of Directors
Kevin Verner	47	Director
Robert Caller	55	Executive Vice President, Chief Financial Officer and Treasurer(2)
Steven Des Champs	40	Senior Vice President, Business Analysis(3)
Mark Lipparelli	40	Executive Vice President of Operations
Mark Lerner	56	Senior Vice President for Law and Government, Secretary and General Counsel
Robert Luciano	48	Chief Technology Officer
Robert Saxton	52	Executive Vice President, Gaming, and Treasurer(4)
Ramesh Srinivasan	46	Executive Vice President, Bally Systems Division

(1)          Mr. Kirschbaum passed away on August 16, 2006.

(2)          Mr. Caller joined the Company on April 1, 2006.

(3)          Mr. Des Champs resigned as Chief Financial Officer of the Company on April 1, 2006, to take the position of Senior Vice President, Business Analysis. On January 31, 2007, Mr. Des Champs left the Company.

(4)          Mr. Saxton retired on July 12, 2006, as more fully described below in Item 11, Executive Compensation—Employment and Severance Agreements.

Biographies

Richard Haddrill.   Mr. Haddrill became a director in April 2003 and, effective October 1, 2004, was appointed Chief Executive Officer. Prior to becoming our CEO, Mr. Haddrill most recently served as CEO and member of the board of directors of Manhattan Associates, Inc., a global leader in software solutions to the supply chain industry. He continued to serve as vice Chairman of the Board until May 2006. Mr. Haddrill also served as President and CEO for Powerhouse Technologies, Inc., a technology and gaming company, from September 1996 to June 1999, when Powerhouse was acquired by Anchor Gaming. Mr. Haddrill currently serves on the board of directors of TrueDemand Software, Inc. Mr. Haddrill  previously served on the boards of directors of Danka Business Products, a digital imaging systems products provider and services producer from June 2002 to October 2004, and Outlooksoft, a provider of corporate performance management solutions from May 2003 to June 2005.

Robert C. Caller.   Mr. Caller joined us as Executive Vice President, Chief Financial Officer and Treasurer in April 2006. From 1983 to 2006, he was a partner at Ernst & Young (“E&Y”), most recently working in the Denver office, where he served several publicly held companies as well as several companies involved in the gaming industry. He started his career with E&Y in the Houston office in 1972, and was the managing partner of E&Y’s Albuquerque office from 1990 to 1991 before transferring to the Denver office.

David Robbins.   Mr. Robbins rejoined us as a director and Chairman of the Board in December 1997. Mr. Robbins previously served as a director from July 1994 to September 1997 and as the Chairman of the Board from February 1997 to September 1997. From 1984 to 2004, he practiced corporate, securities and real estate law at various law firms, as an associate, partner and of counsel. Mr. Robbins was also licensed as a certified public accountant (inactive status) in the state of New York. In addition, Mr. Robbins served as an assistant adjunct professor of law at the Benjamin N. Cardozo Law School where he taught courses in corporate finance, securities and real estate. Since January 1996, Mr. Robbins has managed funds for private investors, including private investment partnerships that invest in public securities, real estate and healthcare.

Jacques André.   Mr. André became a director in August 1996. Mr. André previously served as a Vice President of A.T. Kearney Executive Search, a global management consulting firm, from October 2002 to February 2005. From 1975 to 2002, Mr. André was a partner and a member of the board of directors with Ray & Berndtson, Inc. an international executive search firm. From 1997 to 2003, Mr. André served as a member of the board of directors of the Association of Executive Search Consultants.

Joel Kirschbaum.   Mr. Kirschbaum became a director in July 1994 and served as the Chairman of the Board from July 1994 to March 1995. Mr. Kirschbaum was the sole stockholder, director and officer of Kirkland Investment Corporation, which is the sole general partner of Kirkland-Ft. Worth Investment Partners, L.P., an investment partnership. Previously, he worked at Goldman, Sachs & Co. for thirteen years, the last six of which he was a General Partner. Mr. Kirschbaum passed away in August 2006.

Stephen Race.   Mr. Race became a director in June 2005. From 1999 to 2004, Mr. Race worked with a variety of private equity groups analyzing leveraged buyout opportunities in consumer branded goods and services, and with venture capital groups on financial restructuring of selected portfolio companies, often serving as acting CEO. From 1995 to 1998, Mr. Race served as CEO of Microprose, Inc., a NASDAQ video game company. From 1993 to 1995, Mr. Race served as President of the division of SONY Computer Entertainment responsible for development and launch of the PlayStation video game. In 1990, Mr. Race served as General Manager of Reebok at the time of introduction and launch of the “PUMP” athletic footwear technology. Mr. Race also previously served as Chairman and CEO of Homestar International, Executive Vice President and one of the founders of Worlds of Wonder, Inc., and as Vice President of Marketing and Communications, International Division, of Atari, Inc.

Kevin Verner.   Mr. Verner became a director in April 2001. From 1997 to 2000, Mr. Verner held various positions with WMS Industries, Inc. and WMS Gaming, the last of which was Chief Operating Officer. Prior to his employment at WMS, Mr. Verner was Vice President of New Business Development at R.J. Reynolds Tobacco Co., where he held various marketing and senior management positions for sixteen years. Mr. Verner is currently a consultant and provides interim management to early-stage companies, including, financial planning, securing seed funding, management recruitment and development of operating budgets, and pro forma financial projections. Mr. Verner is also a CEO advisor for the Chicago-based venture fund Alpha Capital Fund III, and provides consultation on enterprise valuation and due diligence for consumer products investments.

Steven Des Champs.   Mr. Des Champs assumed the role of our Senior Vice President of Business Analysis in April 2006. From October 1995 to November 1998, Mr. Des Champs served as our Director of Finance. In February 2000, Mr. Des Champs rejoined the Company as Vice President of Finance. He thereafter was promoted in August 2000 to Chief Accounting Officer, in October 2002 he became Senior Vice President, and in March 2005, he became the Chief Financial Officer. From December 1998 to January 2000, Mr. Des Champs was the Chief Financial Officer for PDS Financial, a provider of lease financing for the gaming industry. Mr. Des Champs left the Company in January 2007.

Mark Lipparelli.   Mr. Lipparelli assumed the role of our Executive Vice President of Operations in March 2005. As head of Operations, he oversaw Manufacturing, Intellectual Property, Strategic Planning, Product Compliance, Human Resources and Information Technology. Mr. Lipparelli joined us in September 2002 as Executive Vice President of Bally Systems. Prior to September 2002, Mr. Lipparelli served as Executive Vice President and then President of Shuffle Master, Inc., a gaming supply company, prior to which he was Chief Financial Officer of Camco, Inc., a retail chain holding company. From 1998 to 2000, he was Senior Vice President of Entertainment Systems of Bally Gaming and Systems. Mr. Lipparelli also previously served as Vice President of Finance for Casino Data Systems and worked for the Nevada State Gaming Control Board from 1988 to 1993.

Mark Lerner.   Mr. Lerner joined us in December 1996 as Assistant General Counsel. Mr. Lerner has practiced law since 1980. Over the course of his career, Mr. Lerner has served as a deputy attorney general for the Nevada Gaming Commission and State of Nevada Gaming Control Board, general counsel to Becker Gaming, Inc., a Las Vegas gaming company, and, from 1987 to 1994, an attorney at Jones, Jones, Close & Brown (now Jones Vargas), a Las Vegas commercial and litigation law firm.

Robert Luciano.   Mr. Luciano joined us in March 2004 in connection with our acquisition of SDG and became our Chief Technology Officer on October 1, 2004. Mr. Luciano founded SDG in 1996 as a research, development and consulting company focusing on the gaming industry. Prior to founding SDG, Mr. Luciano was employed by IGT in the position of Vice President of Advanced Engineering. Prior to joining IGT, Mr. Luciano held several engineering positions with a variety of companies including Soabar, a division of Avery International, and Mobil Oil Corporation.

Robert Saxton.   Mr. Saxton was appointed our Executive Vice President of Gaming in March 2005. In his capacity as Executive Vice President of Gaming, Mr. Saxton is responsible for the daily management of Gaming Operations, Customer Service, and Domestic & International Sales in the Games Division of Bally Gaming, Inc. Mr. Saxton joined us in July 1982 as Corporate Controller. Mr. Saxton became a Vice President of our subsidiary, United Coin in 1987, was elected Vice President - Casino Operations of Bally Gaming in December 1993 and Senior Vice President - Casino Group in June 1996. In March 2000, Mr. Saxton was appointed Chief Financial Officer and Treasurer. Mr. Saxton also served as President of the Rainbow Casino. Mr. Saxton retired in July 2006 and currently serves as a consultant to us.

Ramesh Srinivasan.   Mr. Srinivasan joined us in March 2005 as Executive Vice President of Bally Systems. Mr. Srinivasan is responsible for system sales, services and product development. From 1998 to 2005, Mr. Srinivasan served in several executive positions, including Executive Vice President, for Manhattan Associates, Inc.

Audit Committee of the Board of Directors

As of June 30, 2006, the Audit Committee of the Board of Directors was comprised of Messrs. Jacques André, Stephen Race, David Robbins and Kevin Verner. The Board of Directors has determined that Mr. Robbins is an audit committee financial expert, as defined in Item 401(h) of Regulation S-K, as in effect as of June 30, 2006. The Board of Directors made this determination based on Mr. Robbins’ qualifications and business experience, as briefly described above under “—Biographies.”

Code of Ethics

We have a Code of Ethics and Business Conduct applicable to our chief executive, chief financial and principal accounting officers, as well as our directors (the “Code of Ethics”). In the event we make any amendment to, or grant any waiver from, a provision of the Code of Ethics that applies to our principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefor on our website www.ballytech.com. The full text of the Code of Ethics is available by following links to “Investor

Relations” and “Corporate Governance” on our website www.ballytech.com, or upon written request to us. Requests should be addressed to: Bally Technologies, Inc., 6601 South Bermuda Road, Las Vegas, Nevada 89119, Attention: Corporate Secretary.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10 percent of a registered class of our equity securities to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of our common stock and other of our equity securities. To our knowledge, all Section 16(a) filing requirements applicable to the our directors, executive officers and greater than 10 percent beneficial owners were complied with on a timely basis during the fiscal year ended June 30, 2006, except that:

•       a Form 3 was filed on November 27, 2006, on behalf of Mr. William Curtiss Follmer, a Senior Vice President of Bally Gaming and General Manager of Rainbow Casino, reporting Mr. Follmer’s ownership of 5,240 shares of common stock and options to purchase 110,000 shares of common stock; and

•       a Form 4 was filed on November 28, 2006, on behalf of Mark Lipparelli, an Executive Vice President, reporting Mr. Lipparelli’s receipt of (i) 1,442 shares of restricted stock granted on September 12, 2006, and (ii) 35,000 stock options granted on July 28, 2005.

ITEM 11.         EXECUTIVE COMPENSATION

Report on Executive Compensation

As of the end of the fiscal year ended June 30, 2006, the Compensation Committee consisted of Messrs. Jacques André, David Robbins and Kevin Verner, each of whom is an independent director. The Compensation Committee’s duties and responsibilities are set forth in a formal charter adopted by the Board of Directors and include, among others things:

•       Reviewing and approving executive compensation philosophy.

•       Approving all executive compensation plans and structures.

•       Approving annual and long-term incentive performance metrics, as well as determine and approve payouts.

•       Approving compensation for the Company’s management executive committee, consisting of certain members of senior management, as well as senior management of the Company’s subsidiaries.

•       Approving plan payouts to the members of the management executive committee that are outside of approved parameters.

•       Recommending approval for all management incentive plans, including stock options, to the Board of Directors, and approve new change-in-control or special retention plans.

•       Approving bonus criteria, incentives, including stock options and payouts for employee-directors.

General Compensation Philosophy.   The Compensation Committee’s general philosophy has been, and continues to be, providing a compensation package to attract and retain the most highly qualified executive officers while providing incentives to create stockholder value. To accomplish this objective, the Compensation Committee varies total cash compensation based on the Company’s performance in achieving the financial and non-financial objectives, and aligns long-term incentive compensation closely with the stockholders’ interests. However, the Compensation Committee believes that it will continue to be constrained by competitive factors as there continues to be demand from competing businesses to attract and retain management talent of the type the Company desires to recruit.

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

Base Salaries.   Base salary levels are the fixed portion of an executive’s compensation package. The Compensation Committee annually reviews and determines the base salaries of members of senior management, except as limited by pre-existing contractual obligation. Where adjustable, salary levels reflect a combination of factors, including competitive pay levels, the executive’s experience and tenure, and the Company’s overall annual budget for merit increases and the executive’s individual performance.

In each case, the Compensation Committee takes into account the results achieved by the executive, his or her future potential, scope of responsibilities and experience, and competitive salary practices.

Bonuses.   Annual performance bonuses are tied to the Company’s overall performance, as well as the performance of each executive and of his or her area of responsibility. The Compensation Committee sets certain financial and operational objectives that are designed to promote key Company initiatives, such as achievement of specific strategic, operational or financial tasks or targets, including Business Unit performance, operating income and EPS, which the Board of Directors believes will result in increases in stockholder value. As a result of the Company’s performance on many of these metrics during fiscal 2006 the Company did not pay any cash bonuses for the fiscal year ended June 30, 2006, other than as contractually obligated with respect to two executive officers. However, at the recommendation of the Company’s Chief Executive Officer and as approved by the compensation committee, reduced bonuses were paid to certain individuals in the form of restricted stock that vests over a one-year period.

Long-Term Compensation.   Long-term compensation is provided by stock options and, from time to time, when appropriate, restricted stock or restricted stock units. The Compensation Committee believes that long-term compensation tied to stockholder value should constitute a significant portion of an executive’s compensation as options are intended to provide long-term compensation specifically tied to increases in the price of the Company’s common stock. Options are granted at the market price of the Company’s common stock on the date of grant, and provide compensation only to the extent the market price of the common stock increases between the date of grant and the date the option is exercised. Restricted stock and restricted stock units also tie compensation to the long term appreciation of the Company’s common stock by restricting the holders’ ability to receive and/or dispose of the related shares of common stock.

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

401(k) Plan.   The Company offers a 401(k) plan. Employees are eligible to participate after completion of six months of service. Employees may defer from 1% to 25% of eligible earnings up to the IRS maximum of $15,000 for 2006. Participating employees who have attained age 50 are allowed to contribute an extra $5,000 in the 401(k) plan as “catch-up” contributions. Employee contributions are 100% vested. Participants hired before November 1, 2001, are 100% vested in both employee and employer contributions. For participants hired on or after November 1, 2001, employer-matching contributions become vested based on a five-year vesting schedule, to vest 20% per year, for each year of service. The Company, on a discretionary basis, may make matching contributions at the end of each quarter. Matching contributions may be made each pay period in lieu of each quarter. The current match is 50% of the participant’s contribution up to 6% of employee compensation. Bally Technologies, Inc. may make a discretionary Profit Sharing contribution to the 401(k) plan each year.

Chief Executive Officer Compensation.   On June 30, 2004, Mr. Haddrill and the Company entered into an Employment Agreement pursuant to which Mr. Haddrill began serving as the Company’s Chief Executive Officer as of October 1, 2004. The Employment Agreement was amended on June 20, 2006  pursuant to which (i) Mr. Haddrill’s term of employment was extended from October 1, 2007, to January 1, 2009, (ii) Mr. Haddrill’s salary, beginning July 1, 2006, increased from $980,000 to $998,000, (iii) Mr. Haddrill received an additional week of vacation time, and (iv) subject to the approval of the Compensation Committee, Mr. Haddrill received a non-statutory stock option to purchase 200,000 shares of Company common stock at an exercise price per share equal to the fair market value of a share of Company common stock on the date of grant, as well as a number of restricted shares of Company common stock having a value equal to $1.4 million as of the date of grant.

Mr. Haddrill’s contract does not provide for an annual cash bonus. Additionally, during fiscal 2006, under the terms of the Haddrill Agreement, Mr. Haddrill was awarded a stock option grant covering 200,000 shares of common stock which vest as set forth under “—Option/SAR Grants in Last Fiscal Year” and was also granted $1,400,000 in restricted stock. The first tranche of the restricted stock (28.6%) vests on July 1, 2008 with the remaining vesting on January 1, 2009.

Deductibility of Compensation Under Internal Revenue Code Section 162(m).   Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) places a limit of $1,000,000 on the amount of compensation that Bally may deduct in any one year with respect to its CEO and each of the next four most highly compensated executive officers. If the Company were to seek and obtain approval from stockholders for certain performance-based compensation, then such compensation would not be subject to the deduction limitation.

Respectfully submitted,

COMPENSATION COMMITTEE

Kevin Verner, Chairman
Jacques André
David Robbins

Summary Compensation Table*

The following table sets forth the compensation paid or to be paid by us to our chief executive officer, the four other most highly compensated executive officers and two additional executive officers (collectively, the “Named Executive Officers”) for services rendered in all capacities to us during the fiscal years ended June 30, 2006, 2005 and 2004.

		Annual Compensation			Long-Term Compensation
Name & Principal Position	Fiscal Year Ended June 30,	Salary	Bonus		Restricted Stock Awards(1)		Securities Underlying Options(2)		All Other Compensation(3)
Richard Haddrill	2006	$980,000	$—		$1,396,296	(4)	200,000		$49,663	(5)
President and Chief	2005	701,077	—		2,073,718	(6)	430,000		342,970	(7)
Executive Officer	2004	—	—		6,469,835	(8)	600,000		60,000	(9)
Robert Saxton	2006	370,000	—		—		20,000		7,116
Executive Vice	2005	370,000	—		—		50,000		9,108
President, Gaming	2004	357,307	279,240		—		50,000		6,328
Robert Luciano	2006	250,000	50,000		—		600,000		—
Chief Technology	2005	250,000	50,000		—		600,000		—
Officer	2004	57,692	49,500		—		—		—
Ramesh Srinivasan	2006	261,538	50,000		—		—		39,281	(10)
Executive Vice	2005	70,192	—		226,000	(11)	300,000		—
President, Bally Systems	2004	—	—		—		—		—
Mark Lipparelli	2006	250,000	—		—		35,000		6,827
Executive Vice	2005	250,000	—		—		105,000		9,399
President, Operations	2004	243,269	212,500		—		30,000		5,202
Robert Caller(12)	2006	71,923	141,837	(13)			175,000	(14)	2,146	(15)
Executive Vice	2005	—	—		—		—		—
President, Chief	2004	—	—		—		—		—
Financial Officer and Treasurer
Steven Des Champs	2006	288,077	—				45,000		7,202
Senior Vice President	2005	240,000	20,000		—		100,000		7,634
of Business Analysis	2004	237,308	116,000		—		25,000		5,996

*                    As used in the tables provided under the caption “Executive Compensation,” the character “—” is used to represent zero.

(1)          Constitutes grants of Restricted Stock and Restricted Stock Units (“RSUs”). Per the requirements of Regulation S-K Item 402(b)(2)(iv)(A),the dollar value reflected in the table is calculated by multiplying the closing market price of our common stock on the date of grant by the number of shares awarded. The closing price of our common stock on June 30, 2004, December 22, 2004, March 9, 2005, and June 20, 2006, the dates of grant, were $17.16, $13.25, $11.30 and $15.07, respectively. See footnotes 4, 6, 8 and 11 below regarding the terms of the grants.

(2)          Unless otherwise indicated, all grants made pursuant to our Amended and Restated 2001 Long Term Incentive Plan.

(3)          Unless indicated otherwise, “All Other Compensation” represents contributions made by us to our 401(k) Plan.

(4)          On June 20, 2006, we issued Mr. Haddrill 92,654 restricted shares of common stock. The number of shares granted was determined by dividing $1,400,000 by the average per share closing price of our common stock on the NYSE for the 20 business days prior to the date of grant. The 92,654 shares of restricted stock had an aggregate value of $1,526,011.38 on June 30, 2006, based on the per share closing price of our common stock on the NYSE of $16.47. The restricted stock vests as follows:  28.6% of the shares will vest on July 1, 2008 and the remainder will vest on January 1, 2009, in each case subject to Mr. Haddrill’s continuous employment as our Chief Executive Officer through each such date. If Mr. Haddrill’s employment is terminated by us other than for cause or by Mr. Haddrill for Good Reason, as defined in the Haddrill Agreement (defined below), the vesting of the restricted stock shall be pro-rated through the 12-month period following the month in which the date of termination occurs. In the event of a Change of Control, as defined in the Haddrill Agreement, the restricted stock shall become fully vested effective immediately prior to such Change of Control. Except as set forth above, any unvested portion of the restricted stock at the time of termination shall terminate as of the date of termination. No dividends will be paid on the restricted stock unless and until such shares vest, and thereafter, only to the extent dividends are paid on the Company’s common stock.

(5)          Amount represents $41,316 paid in moving and relocation expenses and $8,346 in contributions made by us to our 401(k) Plan.

(6)          On December 22, 2004, we issued Mr. Haddrill 156,507 RSUs. The number of RSUs granted was determined by dividing $1,900,000 by the average per share closing price of our common stock on the NYSE for the 20 business days prior to the date of grant. The 156,507 RSUs had an aggregate value of $2,577,670 on June 30, 2006, based on the per share closing price of our common stock on the NYSE of $16.47. In accordance with the Haddrill Agreement, the vesting of 50% of the award was accelerated to October 1, 2005, as a result of the Board of Director’s determination that we achieved certain strategic and/or financial objectives for the nine month period ending on October 1, 2005 (see “—Chief Executive Officer Compensation” above). The vesting of the remaining 50% was accelerated on October 1, 2006. Vested RSUs represents Mr. Haddrill’s right to receive an equivalent number of shares of our common stock as follows:  (i) 75% of the shares of common stock represented by the vested RSUs shall be issued to Mr. Haddrill (1) on the later of (a) October 1, 2007 or (b) the first date on which such payment or any portion thereof is no longer subject to the limits of Section 162(m) of the Internal Revenue Code (the “Code”) in which case that portion of the payment that is no longer subject to such limits shall be issued to Mr. Haddrill at the time such limits become inapplicable, or (2) in the event that Mr. Haddrill’s employment with the Company is terminated prior to October 1, 2007, on the first date in which such payment or any portion thereof is no longer subject to the limits of Section 162(m) of the Code in which case that portion of the payment that is no longer subject to such limits shall be issued to Mr. Haddrill at the time such limits become inapplicable, and (ii) 25% of the shares of common stock represented by the vested RSUs shall be issued to Mr. Haddrill (1) on the later of (a) October 1, 2008 or (b) the first date on which such payment or any portion thereof is no longer subject to the limits of Section 162(m) of the Code in which case that portion of the payment that is no longer subject to such limits shall be issued to Mr. Haddrill at the time such limits become inapplicable, or (2) in the event that Mr. Haddrill’s employment is terminated prior to October 1, 2008, on the first date in which such payment or any portion thereof is no longer subject to the limits of Section 162(m) of the Code in which case that portion of the payment that is no longer subject to such limits shall be issued to Mr. Haddrill at the time such limits become inapplicable.  No dividends will be paid on the RSUs unless and until the underlying shares of common stock have been issued in Mr. Haddrill’s name as described above, and thereafter, only to the extent dividends are paid on theCompany’s common stock. Except as described below under “—Employment and Severance Arrangements—Haddrill Agreement,” all unvested RSUs shall be immediately forfeited if Mr. Haddrill ceases to serve as the Company’s Chief Executive Officer.

(7)          Amount represents $337,136 paid in moving and relocation expenses and $5,834 in contributions made by us to our 401(k) Plan.

(8)          On June 30, 2004, we issued Mr. Haddrill 377,030 RSUs. The number of RSUs granted was determined by dividing $6,500,000 by the average per share closing price of our common stock on the NYSE for the 20 business days prior to the date of grant. The 377,030 RSUs had an aggregate value of $6,209,684 on June 30, 2006, based on the per share closing price of our common stock on the NYSE of $16.47  The RSUs vest in one-third equal installments on each of October 1, 2005, October 1, 2006 and October 1, 2007 provided that Mr. Haddrill is continuously employed as our Chief Executive Officer until each such vesting date, except as otherwise provided in the Haddrill Agreement, as described below under “—Employment and Severance Arrangements—Haddrill Employment Agreement.”  Vested RSUs represents Mr. Haddrill’s right to receive an equivalent number of shares of our common stock as follows:  (i) 75% of the shares represented by the vested RSUs shall be issued to Mr. Haddrill (1) on the later of (a) October 1, 2007 or (b) the first date on which such payment or any portion thereof is no longer subject to the limits of section 162(m) of the Code in which case that portion of the payment that is no longer subject to such limits shall be issued to Mr. Haddrill at the time such limits become inapplicable, or (2) in the event that the Haddrill Agreement is terminated, on the first date in which such payment or any portion thereof is no longer subject to the limits of Section 162(m) of the Code in which case that portion of the payment that is no longer subject to such limits shall be issued to Mr. Haddrill at the time such limits become inapplicable, and (ii) 25% of the shares represented by the vested RSUs shall be issued to Mr. Haddrill (1) on the later of (a) October 1, 2008 or (b) the first date on which such payment or any portion thereof is no longer subject to the limits of section 162(m) of the Code in which case that portion of the payment that is no longer subject to such limits shall be issued to Mr. Haddrill at the time such limits become inapplicable, or (2) in the event that the Haddrill Agreement is terminated, on the first date in which such payment or any portion thereof is no longer subject to the limits of Section 162(m) of the Code in which case that portion of the payment that is no longer subject to such limits shall be issued to Mr. Haddrill at the time such limits become inapplicable. No dividends will be paid on the RSUs unless and until the underlying shares of common stock have been issued in Mr. Haddrill’s name, and thereafter, only to the extent dividends are paid on the Company’s common stock. Except as described below under “—Employment and Severance Arrangements—Haddrill Employment Agreement,” all unvested RSUs shall be immediately forfeited if Mr. Haddrill ceases to serve as our Chief Executive Officer.

(9)          Mr. Haddrill received compensation as a board member totaling $60,000 for the fiscal year ended June 30, 2004.

(10)   Amount paid for moving and relocation expenses.

(11)   On March 5, 2005, we issued Mr. Srinivasan 20,000 restricted shares of common stock. The 20,000 shares of restricted stock had an aggregate value of $329,400 on June 30, 2006, based on the per share closing price of our common stock on the NYSE of $16.47. Fifty percent of the shares of restricted stock vested on the date of grant and the remainder vests on September 2, 2008. No dividends will be paid on the shares of restricted stock unless and until such shares vest, and thereafter, only to the extent dividends are paid on the Company’s common stock.

(12)   Mr. Caller joined the Company on April 1, 2006.

(13)   Amount includes $100,000 signing bonus, pursuant to Mr. Caller’s employment agreement and 2,461 shares of restricted common stock, which had an aggregate value of $41,837 on September 12, 2006, the grant date. The 2,461 shares of restricted stock had an aggregate value of $40,532.67 on June 30, 2006, based on the per share closing price of our common stock on the NYSE of $16.47. The shares of restricted stock vested on the grant date. Dividends are payable on the shares of restricted stock to the extent dividends are paid on the Company’s common stock. Mr. Caller opted to receive restricted stock in lieu of a guaranteed cash bonus under the Caller Agreement.

(14)   Options granted to Robert C. Caller, the Company’s Chief Financial Officer, pursuant to his employment agreement dated March 7, 2006, as an inducement to accept employment with the Company.

(15)   Amounts paid for moving and relocation expenses.

Employment and Severance Arrangements

Haddrill Employment Agreement.   On June 30, 2004, we entered into an Employment Agreement with Mr. Haddrill (the “Haddrill Employment Agreement”), pursuant to which Mr. Haddrill began serving as Chief Executive Officer as of October 1, 2004. The Haddrill Agreement provides that if Mr. Haddrill’s employment is terminated by us without cause or by Mr. Haddrill for good cause, each as defined in the Haddrill Agreement, Mr. Haddrill will receive severance pay in an amount equal to his base salary for one year from the date of termination or until the expiration of the term of the Haddrill Agreement, whichever occurs first. Further, Mr. Haddrill shall be entitled to retain the rights granted under the RSUs described in footnote 8 above, provided that the vesting of the RSUs shall be pro rated through the twelve-month period following the month in which the termination occurs, and the sales restrictions on the stock options granted pursuant to the Haddrill Agreement shall lapse as to a pro rata portion of such options through the date of termination. Upon a Change in Control, as defined in the Haddrill Agreement, Mr. Haddrill will receive a payment of $980,000 and will be entitled to retain all of the RSUs and stock options granted pursuant to the Haddrill Agreement, all of which will vest immediately upon the Change in Control, and the sale restrictions on the stock options will immediately lapse. The Haddrill Agreement also contains certain non-compete provisions.

The Haddrill Agreement was amended as of December 22, 2004. The December 22, 2004 amendment provided for, among other things, a grant of an additional 300,000 stock options and $1,900,000 in RSUs.

The Haddrill Agreement, as amended, was amended for a second time, effective as of June 13, 2005 documenting the terms and conditions of the acceleration of certain of Mr. Haddrill’s stock options, which was approved by the Board of Directors on June 13, 2005, and clarifying the terms of Mr. Haddrill’s RSUs to comply with Section 409A of the Code.

On June 21, 2006, we amended the Haddrill Agreement for a third time, pursuant to which (i) Mr. Haddrill’s term of employment was extended from October 1, 2007, to January 1, 2009, (ii) Mr. Haddrill’s salary, beginning July 1, 2006, was increased from $980,000 to $998,000, (iii) Mr. Haddrill will receive an additional week of vacation time, and (iv) subject to the approval of the Compensation Committee, Mr. Haddrill received options to purchase 200,000 shares of common stock, as well as a number of shares of restricted common stock having a value equal to $1,400,000 as of the date of grant. The number of shares of restricted common stock was calculated based on the average per share closing price of a share of restricted common stock for the 20 business days immediately prior to the date of grant.

Caller Employment Agreement.   On March 13, 2006, we entered into a letter agreement with Robert Caller, effective as of April 1, 2006 (the “Caller Agreement”). Pursuant to the Caller Agreement, Mr. Caller receives an annual salary of $340,000. Mr. Caller will also be entitled to participate in our Management Incentive Program, with a target performance bonus of $204,000 per year, but with a maximum of $347,000 per year. For our fiscal year ending June 30, 2007 only, Mr. Caller will receive a minimum performance bonus of $160,000. For the period from July 1, 2009, to September 30, 2009, we will pay him a minimum bonus of $51,000. Starting in the fiscal year ending June 30, 2007, we may pay up to 30% of the amount of any performance bonus earned in shares of restricted stock.

If Mr. Caller’s employment is terminated without cause, as defined in the Caller Agreement, or if Mr. Caller terminates his employment as a result of a diminution of duties occurring within one year following a change of control, each as defined in the Caller Agreement, he shall continue to receive his salary for one year immediately following such termination, unless such termination occurs on or after September 30, 2008, in which case we will only make such payments until September 30, 2009.

Pursuant to the Caller Agreement, and as a material inducement to accept his employment, Mr. Caller received 175,000 options, which grant was approved by the Board of Directors.

In the event Mr. Caller terminates his employment as a result of a diminution of duties occurring within one year following a change of control, each installment of his options granted pursuant to the Caller Agreement that has not vested as of such date will be deemed to have vested on the date of such termination and shall be exercisable for one year from such date. If Mr. Caller’s employment is terminated without cause, any installment that would have vested within one year of the date of termination will vest and, along with any other previously vested options, shall be exercisable for one year thereafter. If Mr. Caller’s employment is terminated with cause or if he quits for any reason, he will have 90 days to exercise any options that have vested as of the date of such termination.

Mr. Caller received a one time signing bonus payment of $100,000, subject to certain relocation conditions, as well as reimbursement for expenses incurred in connection with trips related to his relocation to Las Vegas.

Saxton Separation and Consulting Agreement.   On June 14, 2006, we entered into a Separation and Consulting Agreement with Robert Saxton in connection with his retirement. Pursuant to this agreement, Mr. Saxton resigned as Executive Vice President of Bally and President of Rainbow Casino, effective on July 12, 2006, and will receive $400,000 for consulting services, payable in monthly installments of $8,333.33 for a period of four years.

Des Champs Employment Agreement.   On January 28, 2000, we entered into a letter agreement with Mr. Des Champs which provides for a base salary, which was set at $290,000 per year, participation in our compensation programs for corporate officers, participation in our cash bonus program at amounts determined by the Board of Directors and severance benefits of six months’ base salary if Mr. Des Champs is terminated without cause, including as a result of or subsequent to a change in control. On April 1, 2006, Mr. Des Champs resigned as Chief Financial Officer and assumed the position of Senior Vice President of Business Analysis. On January 31, 2007, Mr. Des Champs’ employment with the Company ended.

Luciano Employment Agreement.   On March 2, 2004, we entered into a letter agreement with Robert Luciano (the “Luciano Agreement”) which provides for a base salary, which is currently set at $250,000 per year, an annual bonus of $50,000 and participation in our Management Incentive Program at the business unit head level in an amount determined by the Board of Directors. If Mr. Luciano is terminated without cause, as defined in the Luciano Agreement, he will receive severance benefits in an amount determined by annualizing the amount Mr. Luciano would have received in respect of the number of full months served in the fiscal year in which he is terminated.

On April 13, 2005, we entered into an amendment to Mr. Luciano’s letter agreement providing for, among other things, the grant of 600,000 stock options, effective on July 1, 2005. The amendment also provides that if Mr. Luciano is terminated without cause, any stock options granted to Mr. Luciano that have vested at the time of termination shall remain outstanding and exercisable until the first anniversary of the date of termination, but in no event beyond the original term of such options.

Srinivasan Employment Agreement.   On March 9, 2005 we entered into an employment agreement with Mr. Srinivasan which provides for a base salary, which is currently set at $275,000 per year, an annual bonus of up to 100% of Mr. Srinivasan’s salary, but in no case less than $50,000, and participation in our Management Incentive Program at the business unit head level, a grant of 300,000 options and a grant of

20,000 shares of restricted stock. If Mr. Srinivasan’s employment is terminated without cause or resigns following a change of control or material diminution of duties, each as defined in Mr. Srinivasan’s agreement, Mr. Srinivasan will receive an amount equal to his base salary for twelve months after the date of termination, offset by any compensation he receives that is attributable to other employment during the six-month period that begins six months after the date of termination. In addition, upon the occurrence of a change of control, Mr. Srinivasan shall be entitled to receive any additional (other than those described above) acceleration in benefits, financial packages, stock options and restricted stock, and compensation accorded to our other senior executives, except for those that may be accorded to our chief executive officer and chief financial officer.

Option/SAR Grants in Last Fiscal Year

The following table relates to options granted to the Named Executive Officers during the fiscal year ended June 30, 2006.

	Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(a)
Name	Number of Securities Underlying Options /SARS Granted		% of Total Options/SARS Granted to Employees in Fiscal Year	Exercise Price	Expiration Date	5%	10%
Richard Haddrill	200,000	(b)	9.82%	$15.07	6/21/2016	$1,895,488	$4,803,540
Robert Saxton	20,000	(c)	0.98%	15.31	7/29/2015	192,568	488,004
Robert Luciano	600,000	(d)	29.45%	14.27	7/1/2015	5,384,596	13,645,623
Ramesh Srinivasan	—		—	—	—	—	—
Mark Lipparelli	35,000	(e)	1.72%	15.31	7/29/2015	336,993	854,007
Robert Caller	175,000	(f)	8.59%	16.99	4/3/2016	1,869,861	4,738,595
Stephen Des Champs	35,000	(g)	1.72%	15.31	7/29/2015	336,993	854,007
	10,000	(h)	0.49%	15.21	1/31/2016	95,655	242,408

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

(b)          Options vest as follows:  (i) 66,667 shares will vest on February 28, 2008, (ii) 66,667 shares will vest on July 31, 2008, and (iii) the final 66,666 shares will vest on January 1, 2009, in each case subject to Mr. Haddrill’s continuous employment as our Chief Executive Officer through each such date except as otherwise provided in Mr. Haddrill’s employment agreement, as described above under “—Employment and Severance Arrangements—Haddrill Employment Agreement”.

(c)           Options vest as follows: (i) 10,000 shares will vest on July 29, 2006 and (ii) 10,000 shares will vest on July 29, 2007. As a result of Mr. Saxton’s retirement on July 12, 2006, all 20,000 options were forfeited.

(d)          Options vest as follows:  (i) 120,000 shares vested on July 1, 2006, (ii) 120,000 shares will vest on July 1, 2007, (iii) 120,000 shares will vest on July 1, 2008, (iv) 120,000 shares will vest on July 1, 2009 and (v) the final 120,000 shares will vest on April 13, 2010.

(e)           Options vest as follows:  (i) 11,667 vested on July 29, 2006, (ii) 11,666 shares will vest on July 29, 2007 and (iii) 11,667 will vest on July 29, 2008.

(f)             Options vest as follows:  (i) 20,000 shares vested on June 30, 2006, (ii) 50,000 shares will vest on June 30, 2007, (iii) 50,000 will vest on June 30, 2008 and (iv) 55,000 will vest on September 9, 2009.

(g)           Options vest as follows:  (i) 11,667 shares will vest on July 29, 2006, (ii) 11,667 shares will vest on July 29, 2007 and (iii) 11,666 on July 29, 2008. As a result of Mr. Des Champs’ departure from the Company on January 31, 2007, only 11,667 options vested and 23,333 options were forfeited.

(h)          Options vest in their entirety on January 1, 2009. As a result of Mr. Des Champs’ departure from the Company on January 31, 2007, all 10,000 options were forfeited.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

The following table reflects the options exercised during the fiscal year ended as of, and outstanding options held by the Named Executive Officers at, June 30, 2006:

			Number of securities underlying unexercised options at June 30, 2006		Value of in-the-money options at June 30, 2006(1)
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Richard Haddrill	—	—	879,997	400,003	$417,491	$904,009
Robert Saxton	—	—	170,000	73,335	237,767	213,804
Robert Luciano	—	—	120,000	1,080,000	637,200	3,868,800
Ramesh Srinivasan	—	—	125,000	175,000	646,250	904,750
Mark Lipparelli	—	—	116,749	111,251	272,980	391,490
Robert Caller	—	—	20,000	155,000	—	—
Steven Des Champs	—	—	74,586	117,917	141,717	395,388

(1)          Represents the amount by which the market value of the underlying stock at June 30, 2006 ($16.47 per share) exceeds the aggregate exercise price of the options.

Directors’ Compensation

Arrangements with Directors.   Our directors who are also employees generally are not separately compensated for their services as directors. Except as set forth below under “—Other Arrangements” with respect to Messrs. Robbins and Kirschbaum, and excluding Mr. DiCesare, each non-management director receives $50,000 per year plus $5,000 per year for each committee on which each non-management director serves, except that the chairman of each committee receives $10,000 for such committee service. Each new non-employee director also receives a grant of options to purchase 50,000 shares of common stock upon appointment to the Board of Directors. All options granted to directors remain outstanding for the full term, whether or not the director continues to be a director, unless the director resigns or is removed as a director before the expiration of the term the director is serving at the time of the grant, in which event the options expire 60 days after resignation or removal. Directors are also reimbursed for their reasonable out-of-pocket expenses incurred on Company business. We may grant both employee and non-employee directors additional cash compensation and options as time commitments, responsibilities and other circumstances may warrant.

Director’s Share Ownership Guidelines.   The Board has adopted a formal share ownership policy and guidelines for non-management directors. The guidelines specify that each non-management director shall acquire and hold common stock valued at twice the annual base compensation paid to the director at the time of the director’s appointment or election to the board. The policy further provides that purchases under the policy be made within three years of the director’s appointment, election or adoption date of the policy with the director holding at least that amount of stock during the director’s tenure.

Other Arrangements.   Effective July 1, 2004, we entered into an agreement with Mr. Robbins pursuant to which he agreed to serve as the Chairman of the Board of Directors and as a member of the Office of the Chairman for a period of three and one-half years. Pursuant to this agreement Mr. Robbins receives total fees of $325,000 per year for such services.

Effective July 1, 2004, we entered into an agreement with Mr. Kirschbaum in which he agreed to serve as a member of the Office of the Chairman for a period of three and one-half years. Pursuant to this agreement Mr. Kirschbaum received fees of $100,000 per year for such services. We made our last payment under this agreement in August 2006 as a result of Mr. Kirschbaum’s death.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended June 30, 2006, Messrs. André, Robbins and Verner served on the Compensation Committee of the Board of Directors. Mr. Robbins is party to an agreement with us in respect of his service as a member of the Office of the Chairman, as described above under “—Other Arrangements.”

Stock Performance Graph

The following graph compares the Company’s cumulative total stockholder return on its common stock for the five years ending June 30, 2006, with cumulative total return, assuming reinvestment of dividends, of (i) the S&P 500, (ii) the Russell 2000 and (iii) an index of peer companies the Company believes are comparable in terms of their lines of business. The company peer group consists of IGT, Progressive Gaming International Corporation, Shuffle Master and WMS Gaming. The presentation assumes a $100 investment on June 30, 2001, the last trading day prior to the end of the Company’s 2001 fiscal year. The Company has not paid any dividends during the applicable period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Comparison of 60 Month Cumulative Return

	6/01	6/02	6/03	6/04	6/05	6/06
BYI	100.00	127.12	192.62	174.79	142.81	167.76
S&P 500	100.00	82.01	82.22	97.93	104.12	113.11
Russell 200	100.00	91.33	89.83	119.80	131.12	150.23
Peer group	100.00	80.85	142.89	222.89	178.27	229.11

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

The following table sets forth certain information as of March 9, 2007, with respect to the beneficial ownership of common stock, which constitutes our only outstanding class of voting securities, by (i) each person who, to our knowledge, beneficially owned more than 5% of the outstanding common stock, (ii) each director, (iii) the Named Executive Officers and (iv) all of our executive officers and directors as a group. Except as indicated, beneficial ownership includes the sole power to vote and to dispose of the securities in question. The mailing address for each of the beneficial owners listed below is c/o Bally Technologies, Inc., 6601 South Bermuda Road, Las Vegas, Nevada 89119, unless noted otherwise. Information with respect to the greater than 5% beneficial owners is based solely on a review of the Schedule 13G filed by FMR Corp. on February 14, 2007 and the Schedule 13G/A filed by Columbia Wanger Asset Management LP on January 8, 2007.

Beneficial Owner	Amount of Beneficial Ownership		Percent of Class
FMR Corp.(1)	5,006,300	(18)	9.41%
Columbia Wanger Assets Management LP(2)	3,905,000		7.34%
Alfred Wilms(3)	3,729,324		7.01%
Jacques André(4)	363,572		*
Robert Guido(5)	50,000		*
Joel Kirschbaum(6)	2,455,602		4.58%
Stephen Race(7)	70,000		*
David Robbins(8)	626,434		1.17%
Kevin Verner(9)	313,781		*
Richard Haddrill(10)	1,471,255		2.72%
Robert Saxton(11)	50,004		*
Robert Luciano(12)	1,688,313		3.15%
Ramesh Srinivasan(13)	219,172		*
Mark Lipparelli(14)	161,106		*
Robert Caller(15)	22,461		*
Steven Des Champs(16)	54,665		*
All executive officers and directors as a group(17)	7,743,795	(19)	13.66%

                           *      Less than 1%

                           (1)   FMR Corp.’s address is 83 Devonshire Street, Boston, Massachusetts 02109.

                           (2)   Columbia Wanger Asset Management LP’s address is 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606.

                           (3)   Mr. Wilms’ mailing address is 2, St. Jansvliet, bus 6-2000 Antwerp, Belgium. Information with respect to Mr. Wilms’ beneficial ownership of common stock was taken from Schedule 13D dated January 6, 2004.

                           (4)   Includes 36,428 shares of common stock owned and 327,144 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days.

                           (5)   Includes 50,000 shares of common stock owned shares and common stock subject to options that are currently exercisable or will become exercisable within 60 days.

                           (6)   Includes 2,092,458 shares of common stock owned and 363,144 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days.

                           (7)   Represents shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days.

                           (8)   Includes 134,286 shares of common stock owned and 492,148 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days. Excludes 25,714 shares of common stock held by a trust for the benefit of Mr. Robbins’ children for which Mr. Robbins does not act as a trustee, and for which shares Mr. Robbins has no voting or investment control or pecuniary interest and therefore disclaims beneficial ownership.

                           (9)   Includes 13,781 shares of common stock owned and 300,000 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days.

                           (10) Includes 161,654 shares of common stock owned, 329,606 restricted stock units that are currently vested or will have vested within 60 days and 979,995 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days.

                           (11) Includes 50,004 shares of common stock owned.

                           (12) Includes 1,328,313 shares of common stock owned and 360,000 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days.

                           (13) Includes 24,172 shares of common stock owned and 195,000 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days.

                           (14) Includes 3,942 shares of common stock owned and 157,164 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days.

                           (15) Includes 2,461 shares of common stock owned and 20,000 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days.

                           (16) Includes 29,635 shares of common stock owned and 25,030 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days.

                           (17) Includes Mr. Steven Des Champs, a Named Executive Officer, who was no longer employed by the Company as of March 9, 2007.

                           (18) FMR Corp. has sole voting power in respect of 1,069,260 shares of common stock.

                           (19) Includes 3,480,460 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days. Also includes 54,665 shares of common stock beneficially owned by Mr. Steven Des Champs.

Equity Compensation Plans

The information required by this Item 12 with respect to our equity compensation plans is set forth above under Item 5, Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plans.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Kirschbaum, a former director of the Company, was the sole stockholder, director and officer of KIC, which, effective July 1, 2004, was party to an Advisory Services Agreement with the Company which calls for the Company to pay KIC $600,000 annually for advisory and related services for a period of three and one-half years. In August 2006, the Company made its last payment under the advisory agreement as a result of Mr. Kirschbaum’s death.

In December 2004, we settled the earn out related to the acquisition of SDG with the former shareholders of SDG for an aggregate amount of $40.0 million consisting of a one-time cash payment of $12.0 million and the issuance of $28.0 million in subordinated debt, due in annual installments through 2009. Mr. Luciano, the Company’s Chief Technology Officer, was the primary shareholder of SDG. Mr. Luciano received approximately $7.4 million in cash and $17.2 million in subordinated debt in connection with the settlement. On June 28, 2005, the Company converted an aggregate of $14.0 million in subordinated debt and accrued interest thereon into approximately 1.0 million shares of common stock. Mr. Luciano received 881,841 of the approximately 1.0 million shares of common stock  The remaining $14.0 million in subordinated debt payable in connection with the settlement to the former SDG shareholders, including Mr. Luciano, is payable in annual installments through 2009. At the Company’s discretion, the note principal and accrued interest thereon can be paid in cash, or can be converted into shares of the Company’s common stock using the average stock price for the 20 business days prior to the delivery of such shares.

We also lease a warehouse and office facility from an entity owned by Mr. Luciano. Rental payments totaled $412,000 for each of the fiscal years ended June 30, 2006 and 2005.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees paid to Registered Public Accounting Firm

The following table presents the aggregate fees billed by Deloitte & Touche LLP, our principal Independent Registered Public Accounting Firm, for services provided during fiscal years 2006 and 2005:

	2006	2005
Audit fees	$4,094,296	$3,077,160
Audit-related fees(1)	2,447,830	158,115
Tax fees(2)	800,298	673,523
Total Fees	$7,342,424	$3,908,798

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

Pre-Approval Policy

Pursuant to the Audit Committee’s pre-approval policies and procedures for certain audit and non-audit services, the Company’s external auditor cannot be engaged to provide any audit and non-audit services to the Company unless the engagement is pre-approved by the Audit Committee in compliance with the Sarbanes-Oxley Act of 2002. The audit, audit related, tax and other fees and services described above were pre-approved by the Audit Committee for 2006 and 2005.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report on Form 10-K:

1.      Financial Statements:

•       Report of Independent Registered Public Accounting Firm

•       Consolidated Balance Sheets as of June 30, 2006 and 2005

•       Consolidated Statements of Operations for the Years Ended June 30, 2006, 2005 and 2004

•       Consolidated Statements of Stockholders’ Equity  for the Years Ended June 30, 2006, 2005 and 2004

•       Consolidated Statements of Cash Flows for the Years Ended June 30, 2006, 2005  and 2004

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

2.2

Amendment No. 1, dated December 30, 2004, to the Amended and Restated Stock Purchase Agreement, dated March 2, 2004, by and among Alliance Gaming Corporation, Sierra Design Group, and Robert Luciano, as Trustee for the Robert Luciano Family Trust, filed as Exhibit 2.2 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated by reference.

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

3.2#	Amendment to Amended and Restated Articles of Incorporation dated March 13, 2006.
3.3

Bylaws of Alliance Gaming Corporation, filed as Exhibit 3.2 to the Annual Report on Form 10- for the fiscal year ended June 30, 2005, of Alliance Gaming Corporation, and incorporated herein by reference.

4.1

Rights Agreement dated as of March 9, 1998 between Alliance Gaming Corporation and American Stock Transfer & Trust Company, filed on March 10, 1998 as Exhibit 1 to the Registration Statement on Form 8-A of Alliance Gaming Corporation, and incorporated herein by reference.

4.2

First Amendment to Rights Agreement dated as of September 15, 1998 between Alliance Gaming Corporation and American Stock Transfer & Trust Company, filed as Exhibit 4.2 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.

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

10.2

Amendment No. 1 dated February 18, 2004 to Loan Agreement, dated as of September 5, 2003 among Alliance Gaming Corporation, the various lenders named therein, Bank of America, N.A. as Administrative Agent, CIBC World Markets Corp., as Syndication Agent and Wells Fargo Bank, N.A., as Documentation Agent, filed as Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.

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

10.4

Amendment No. 3 dated October 6, 2006 to Loan Agreement, dated as of September 5, 2003 among Bally Technologies, Inc. the various lenders named therein, Bank of America, N.A. as Administrative Agent, filed on October 24, 2006 as Exhibit 10.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.

10.5

Amendment No. 4 dated December 14, 2006 to Loan Agreement, dated as of September 5, 2003 among Bally Technologies, Inc. the various lenders named therein, Bank of America, N.A. as Administrative Agent, filed on December 18, 2006 as Exhibit 10.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.

10.6*

Alliance Gaming Corporation 1996 Long Term Incentive Plan, filed on August 21, 1997 with the Registration Statement on Form S-8 (File No. 333-34077) of Alliance Gaming Corporation, and incorporated herein by reference.

10.7*

Restricted Stock Agreement by and between Alliance Gaming Corporation and Richard Haddrill, dated as of June 30, 2004, filed as Exhibit 10.5 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.

10.8*

Stock Option Agreement by and between Alliance Gaming Corporation and Richard Haddrill, dated as of June 30, 2004, filed as Exhibit 10.6 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.

10.9*

Stock Option Agreement by and between Alliance Gaming Corporation and Richard Haddrill, dated as of October 27, 2004, filed as Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.

10.10*

Alliance Gaming Corporation Amended and Restated 2001 Long Term Incentive Plan, filed on November 2, 2004 as Exhibit 4.1 to Post Effective Amendment No. 1 to Registration Statement on Form S-8 (File No. 333-115271) of Alliance Gaming Corporation, and incorporated herein by reference.

10.11*

Restricted Stock Agreement by and between Alliance Gaming Corporation and Richard Haddrill, dated as of December 22, 2004, filed as Exhibit 10.9 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.

10.12*

Amendment No. 1 to the Alliance Gaming Corporation Amended and Restated 2001 Long Term Incentive Plan, filed on January 15, 2005 as Exhibit 4.2 to the Registration Statement on Form S-8 (File No. 333-122064) of Alliance Gaming Corporation, and incorporated herein by reference.

10.13*	Form of Stock Option Agreement, filed as Exhibit 10.11 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.
10.14*

Amendment Number Two to the Company’s Long Term Incentive Plan, effective as of March 6, 2006, filed on May 9, 2006 as Exhibit 10.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.

10.15*

Form of Director Stock Option Agreement, filed as Exhibit 10.12 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.

10.16*

Form of Director Stock Option Agreement dated June 13, 2005, filed as Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.

10.17

Casino Management Agreement, dated as of October 28, 1993, among Rainbow Casino Partnership—Vicksburg, L.P., Mississippi Ventures, Inc. and The Rainbow Casino Corporation, filed as Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.

10.18

Second Amended and Restated Agreement of Limited Partnership, dated as of March 29,1995, by and between United Gaming Rainbow and The Rainbow Casino Corporation, filed as Exhibit 10.15 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference

10.19

Amended and Restated Trademark License Agreement dated July 8, 1992, by and between Bally Gaming International, Inc. and Bally Manufacturing Corporation, filed on July 9, 1992 as Exhibit 10(i)(d) to the Registration Statement on Form S-1 (File No. 33-48347) of Bally Gaming International, Inc., and incorporated herein by reference.

10.20

Second Amendment to Trademark License Agreement and Settlement Agreement, dated March 31, 1995, by and between Bally Entertainment Corporation and Bally Gaming International, Inc. and Bally Gaming, Inc., filed as Exhibit 10.17 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.

10.21

Third Amendment to Trademark License Agreement and Settlement Agreement dated May 10, 1996, by and between Bally Entertainment Corporation, Alliance Gaming Corporation and BGII Acquisition Corp., filed on May 29, 1996 as Exhibit 10.17 to Amendment No. 2 to the Registration Statement on Form S-2 (File No. 333-02145) of Alliance Gaming Corporation, and incorporated herein by reference.

10.22*

Agreement between Alliance Gaming Corporation and David Robbins dated July 1, 2004, filed on July 6, 2004 as Exhibit 10.3 to the Current Report on Form 8-K of Alliance Gaming Corporation, and incorporated herein by reference.

10.23*

Advisory Services agreement between Alliance Gaming Corporation and Kirkland Investment Corporation dated July 1, 2004, filed on July 6, 2004 as Exhibit 10.5 to the Current Report on Form 8-K of Alliance Gaming Corporation, and incorporated herein by reference.

10.24

Prepayment Agreement, dated as of June 28, 2005 by and among Alliance Gaming Corporation, Robert Luciano, Jr. and Robert Luciano, Jr. as trustee of the Robert Luciano Family Trust dated February 27, 1995, filed as Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.

10.25*

Employment Agreement between Alliance Gaming Corporation and Richard Haddrill, dated as of June 30, 2004, filed on July 6, 2004 as Exhibit 10.1 to the Current Report on Form 8-K of Alliance Gaming Corporation, and incorporated herein by reference.

10.26*

Amendment dated December 22, 2004, to the Employment Agreement by and between Alliance Gaming Corporation and Richard Haddrill, filed on February 9, 2005 as Exhibit 10.40 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference.

10.27*

Second Amendment to Employment Agreement by and between Alliance Gaming Corporation and Richard Haddrill, effective as of June 13, 2005, filed as Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.

10.28*

Form of Third Amendment to Haddrill Employment Agreement dated June 20, 2006, by and between the Company and Richard Haddrill, filed on June 22, 2006 as Exhibit 10.2 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.

10.29*

Amended and Restated Employment Agreement, effective April 24, 2001, between Alliance Gaming Corporation and Robert L. Miodunski, filed on September 27, 2001 as Exhibit 10.30 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001, and incorporated herein by reference.

10.30*

Separation and Consulting Agreement dated as of June 30, 2004 by and between Alliance Gaming Corporation and Robert L. Miodunski, filed on July 6, 2004 as Exhibit 10.2 to the Current Report on Form 8-K of Alliance Gaming Corporation, and incorporated herein by reference.

10.31*

Employment Agreement dated January 28, 2000 between Alliance Gaming Corporation and Steve Des Champs, filed as Exhibit 10.27 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.

10.32*

Employment Agreement dated August 15, 2000 between Alliance Gaming Corporation and Mark Lerner, filed on September 26, 2002 as Exhibit 10.35 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2002 of Alliance Gaming Corporation, and incorporated herein by reference.

10.33*

Employment Agreement dated March 2, 2004 between Alliance Gaming Corporation and Robert Luciano, filed as Exhibit 10.29 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.

10.34*

Amendment dated April 13, 2005 to Employment Agreement between Alliance Gaming Corporation and Robert Luciano, filed as Exhibit 10.30 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.

10.35*

Executive Employment Agreement dated March 9, 2005 by and between Alliance Gaming Corporation and Ramesh Srinivasan, filed as Exhibit 10.31 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.

10.36*

Letter Agreement by and between the Company and Robert C. Caller, filed on March 14, 2006 as Exhibit 10.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.

10.37*

Separation Agreement by and between Bally Technologies, Inc. and Robert L. Saxton, dated June 14, 2006, filed on June 15, 2006 as Exhibit 10.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.

10.38*

Letter Agreement dated June 19, 2006, by and between the Company and Michael Gavin Isaacs, filed on June 22, 2006 as Exhibit 10.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.

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

*                    Denotes management contract or compensatory plan or arrangement.

#                 Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLY TECHNOLOGIES, INC.	DATED: March 15, 2007
By	/s/ RICHARD M. HADDRILL
Richard M. Haddrill
Chief Executive Officer
(Principal Executive Officer)
By	/s/ ROBERT C. CALLER
Robert C. Caller
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ RICHARD M. HADDRILL	Chief Executive Officer	March 15, 2007
Richard M. Haddrill	(Principal Executive Officer), and Director
/s/ ROBERT C. CALLER	Executive Vice President, Chief Financial Officer and	March 15, 2007
Robert C. Caller	Treasurer (Principal Financial and Accounting Officer)
/s/ JACQUES ANDRÉ	Director	March 15, 2007
Jacques André
/s/ ROBERT L. GUIDO	Director	March 15, 2007
Robert L. Guido
/s/ STEPHEN RACE	Director	March 15, 2007
Stephen Race
/s/ DAVID ROBBINS	Director and Chairman of the Board	March 15, 2007
David Robbins
/s/ KEVIN VERNER	Director	March 15, 2007
Kevin Verner

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bally Technologies, Inc.:
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Bally Technologies, Inc. and Subsidiaries (the “Company”) as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bally Technologies, Inc. and Subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on July 1, 2005.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
March 14, 2007

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2006 AND 2005

	2006	2005
	(in 000s, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$16,425	$33,170
Restricted cash	14,484	13,421
Accounts and notes receivable, net of allowances for doubtful accounts of $8,073 and $10,340	135,497	97,679
Inventories	69,995	63,523
Deferred tax assets, net	51,374	30,884
Income taxes receivable	266	—
Other current assets	41,313	33,034
Total current assets	329,354	271,711
Long-term investments (restricted)	8,984	10,060
Long-term receivables, net of allowance for doubtful accounts of $0 and $11	6,436	7,450
Property, plant and equipment, net of accumulated depreciation of $49,756 and $40,548	68,464	66,811
Leased gaming equipment, net of accumulated depreciation of $64,160 and $42,495	43,408	51,850
Goodwill	161,303	161,444
Intangible assets, net of accumulated amortization of $23,963 and $17,356	27,656	49,451
Deferred tax assets, net	20,048	16,548
Other assets, net	22,228	19,609
Total assets	$687,881	$654,934
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,622	$36,807
Accrued liabilities	86,131	43,838
Jackpot liabilities	13,139	13,025
Deferred revenue	47,081	40,962
Income taxes payable	—	1,752
Current maturities of long-term debt, including $6,600 and $6,006 owed to related parties	12,864	10,163
Total current liabilities	198,837	146,547
Long-term debt, net of current maturities, including $7,600 and $13,200 owed to related parties	315,482	324,954
Other liabilities	28,800	6,931
Total liabilities	543,119	478,432
Minority interest	684	479
Commitment and Contingencies (Note 19)
Stockholders’ equity:
Special stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 115 shares issued and outstanding	12	12
Common stock, $.10 par value; 100,000,000 shares authorized; 52,880,000 and 52,649,000 shares issued and 52,354,000 and 52,123,000 shares outstanding	5,283	5,268
Treasury stock at cost, 526,000 and 526,000 shares	(665)	(665)
Deferred compensation	—	(6,689)
Additional paid-in capital	219,472	212,182
Accumulated other comprehensive income	1,351	1,219
Accumulated deficit	(81,375)	(35,304)
Total stockholders’ equity	144,078	176,023
Total liabilities and stockholders’ equity	$687,881	$654,934

See accompanying notes to consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE YEARS ENDED JUNE 30, 2006

	2006	2005	2004
	(in 000s, except per share amounts)
Revenues:
Gaming equipment and systems	$494,498	$431,070	$424,327
Casino operations	52,646	52,037	52,280
	547,144	483,107	476,607
Costs and expenses:
Cost of gaming equipment and systems	291,948	241,486	192,751
Cost of casino operations	18,502	18,727	20,043
Selling, general and administrative	193,756	156,275	124,041
Research and development costs	45,087	43,366	36,615
Restructuring charges	—	3,654	—
Impairment charges	15,581	3,599	—
Depreciation and amortization	25,444	20,451	14,321
	590,318	487,558	387,771
Operating income (loss)	(43,174)	(4,451)	88,836
Other income (expense):
Interest income	3,454	3,401	4,263
Interest expense	(27,509)	(18,321)	(17,934)
Loss on extinguishment of debt	—	(564)	(12,293)
Other, net	(71)	565	(460)
Income (loss) from continuing operations before income taxes and minority interest	(67,300)	(19,370)	62,412
Income tax benefit (expense)	24,012	5,192	(21,104)
Minority interest	(3,907)	(3,731)	(2,309)
Income (loss) from continuing operations	(47,195)	(17,909)	38,999
Income (loss) from discontinued operations, net of income taxes	1,124	(4,654)	40,889
Net income (loss)	$(46,071)	$(22,563)	$79,888
Basic earnings (loss) per share:
Continuing operations	$(0.90)	$(0.35)	$0.78
Discontinued operations	0.02	(0.09)	0.82
Total	$(0.88)	$(0.44)	$1.60
Diluted earnings (loss) per share:
Continuing operations	$(0.90)	$(0.35)	$0.76
Discontinued operations	0.02	(0.09)	0.80
Total	$(0.88)	$(0.44)	$1.56
Weighted average shares outstanding:
Basic	52,174	51,114	50,113
Diluted	52,174	51,114	51,248

See accompanying notes to consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS
OF STOCKHOLDERS’ EQUITY
FOR THE THREE YEARS ENDED JUNE 30, 2006

							Accumulated
			Series E			Additional	Other		Total
	Common Stock		Special	Treasury	Deferred	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Dollars	Stock	Stock	Compensation	Capital	Income (loss)	Deficit	Equity
	(in 000s)
Balances at June 30, 2003	49,933	$4,996	$12	$(501)	$—	$163,267	$1,287	$(92,629)	$76,432
Net income	—	—	—	—	—	—	—	79,888	79,888
Foreign currency translation adjustment	—	—	—	—	—	—	237	—	237
Total comprehensive income	—	—	—	—	—	—	—	—	80,125
Restricted stock units issued	—	—	—	—	(6,500)	6,500	—	—	—
Restricted shares issued upon acquisition of Sierra Design Group (“SDG”)	662	66	—	—	—	11,883	—	—	11,949
Additional paid-in capital upon issuance of warrants			—	—	—	886	—	—	886
Shares issued upon exercise of options	831	83	—	—	—	7,205	—	—	7,288
Tax benefit of employee stock option exercises	—	—	—	—	—	4,299	—	—	4,299
Balances at June 30, 2004	51,426	5,145	12	(501)	(6,500)	194,040	1,524	(12,741)	180,979
Net loss	—	—	—	—	—	—	—	(22,563)	(22,563)
Foreign currency translation adjustment	—	—	—	—	—	—	(305)	—	(305)
Total comprehensive loss	—	—	—	—	—	—	—	—	(22,868)
Restricted stock units issued	—	—	—	—	(2,314)	2,314	—	—	—
Restricted stock amortization	—	—	—	—	2,125	—	—	—	2,125
Repurchase of shares for treasury	—	—	—	(164)	—	—	—	—	(164)
Shares issued upon exercise of stock options	199	21	—	—	—	1,097	—	—	1,118
Shares issued upon the partial retirement of subordinated note	1,024	102	—	—	—	14,209	—	—	14,311
Tax benefit of employee stock option exercises	—	—	—	—	—	522	—	—	522
Balances at June 30, 2005	52,649	5,268	12	(665)	(6,689)	212,182	1,219	(35,304)	176,023
Net loss	—	—	—	—	—	—	—	(46,071)	(46,071)
Foreign currency translation adjustment	—	—	—	—	—	—	132	—	132
Total comprehensive loss	—	—	—	—	—	—	—	—	(45,939)
Deferred compensation	—	—	—	—	6,689	(6,689)	—	—	—
Restricted stock issued	93	1	—	—	—	(1)	—	—	—
Share-based compensation	—	—	—	—	—	12,919	—	—	12,919
Shares issued upon exercise of stock options	138	14	—	—	—	1,061	—	—	1,075
Balances at June 30, 2006	52,880	$5,283	$12	$(665)	$—	$219,472	$1,351	$(81,375)	$144,078

See accompanying notes to consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED JUNE 30, 2006

	2006	2005	2004
	(in 000s)
Cash flows from operating activities:
Net income (loss)	$(46,071)	$(22,563)	$79,888
Loss (income) from discontinued operations	(1,124)	4,654	(40,889)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	67,162	47,750	31,401
Share-based compensation	12,919	2,125	—
Tax benefit of stock option exercises	—	522	4,299
Loss on extinguishment of debt	—	564	12,293
Deferred income tax (benefit) expense	(23,990)	(6,075)	19,310
Provision for doubtful accounts	1,483	5,134	1,753
Operating activities of discontinued operations	1,124	(4,172)	2,587
Inventory and other asset write-downs	33,916	30,015	—
Other	1,647	3,323	1,239
Change in operating asset and liabilities:
Accounts and notes receivable	(38,658)	32,754	(19,044)
Inventories	(7,017)	(12,278)	(8,943)
Other current assets	(426)	(179)	(4,800)
Purchase of appeal bond	—	(7,361)	—
Accounts payable	1,337	(876)	7,382
Accrued liabilities, deferred revenue and jackpot liabilities	50,241	(21,199)	25,528
Net cash provided by operating activities	52,543	52,138	112,004
Cash flows from investing activities:
Additions to property, plant, and equipment	(13,961)	(12,430)	(11,840)
Additions to leased gaming equipment	(44,677)	(40,589)	(38,109)
Settlement of acquisition related contingency	—	(12,000)	—
Acquisitions, net of cash acquired	—	—	(123,495)
Restricted cash and investments	(895)	116	(2,776)
Additions to other long-term assets	(1,198)	(2,157)	(14,956)
Investing activities of discontinued operations	—	—	(16,001)
Proceeds from sale of net assets discontinued operations	—	1,911	155,212
Net cash used in investing activities	(60,731)	(65,149)	(51,965)
Cash flows from financing activities:
Capitalized debt issuance costs	—	(1,053)	(6,954)
Premium paid on early redemption of debt	—	—	(5,399)
Proceeds from issuance of long-term debt	—	—	350,000
Debt extinguished in refinancing	—	—	(337,625)
Net change in revolving credit facility	—	(70,000)	70,000
Pay down of term loan due to sale of net assets of discontinued operations	—	(31,618)	—
Reduction of long-term debt	(9,661)	(6,336)	(3,485)
Purchase of treasury shares	—	(164)	—
Financing activities of discontinued operations	—	—	(4,186)
Proceeds from exercise of stock options and warrants	1,075	1,118	7,288
Net cash (used in) provided by financing activities	(8,586)	(108,053)	69,639
Effect of exchange rate changes on cash	29	(24)	174
Cash and cash equivalents:
Increase (decrease) for year	(16,745)	(121,088)	129,852
Balance, beginning of year	33,170	154,258	24,406
Balance, end of year	$16,425	$33,170	$154,258

See accompanying notes to consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Bally Technologies, Inc. (“Bally” or the “Company”), a Nevada corporation, is a leader in the design, manufacture, assembly and distribution of technology based products to commercial gaming markets worldwide and owns and operates one riverboat dockside casino. The Company derives revenues from the following sources: 1) sale of gaming machines (Gaming Equipment), 2) sales of computerized monitoring systems and related recurring hardware and software maintenance revenue (Systems), 3) operation of wide-area progressive systems, and lease of gaming machines (Gaming Operations) and 4) Casino Operations.

During fiscal 2005 and 2004, the Company disposed of several businesses including its Nevada and Louisiana route operations and its Rail City Casino operation. Accordingly, these businesses have been classified as discontinued operations for all periods presented (see Note 4).

In fiscal 2004, the Company completed the acquisitions of Sierra Design Group (“SDG”) and MindPlay LLC (“MindPlay”) (see Note 3).

Principles of presentation and consolidation

The accompanying consolidated financial statements include the accounts of Bally Technologies, Inc., and its wholly owned and partially owned, controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The Company is the general partner of Rainbow Casino Vicksburg Partnership (“RCVP”), the partnership that operates the Rainbow Casino. Pursuant to transactions consummated in March 1995, the Rainbow Corporation, which was the former general partner of RCVP, became a limited partner entitled to receive 10% of the net available cash flows after debt service and other items, as defined in the limited partnership agreement, which increases to 20% of the incremental amount of annual revenues in excess of $35.0 million, payable quarterly through December 31, 2010. The Company holds the remaining economic interest in the partnership. The Company announced in October 2006, that it is evaluating alternatives with respect to the possible sale of the Rainbow Casino. As of the date of this filing, a formal plan for the sale of the Rainbow Casino had not been approved by the Company’s Board of Directors.

The Company consolidates RCVP and records an adjustment to reflect the portion of the earnings of RCVP attributable to the minority shareholders.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company also consolidates certain Atlantic City progressive trusts in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN”), Consolidation of Variable Interest Entities (“VIE’s”) which addresses consolidation by a business enterprise of VIE’s that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (2) will hold a significant variable interest in, or have significant involvement with, an existing VIE. For the years ended June 30, 2006 and 2005, the Company consolidated $4.7 million and $5.8 million, respectively, in total assets and liabilities, primarily consisting of restricted cash accounts and restricted investments (included in other assets in the consolidated balance sheets) and related jackpot liabilities. The following revenues and costs were also consolidated:

	Year Ended June 30,
	2006	2005
	(in 000s)
Gaming equipment and systems revenue	$8,561	$5,467
Cost of gaming equipment and systems	6,023	3,248

Cash and cash equivalents

Cash equivalents consist of highly liquid debt instruments purchased with an original maturity of three months or less at the date of purchase and are carried at cost, which approximates market value. Cash and cash equivalents also includes cash utilized in Casino Operations which is held in vaults, cages or change banks which totaled $3.6 million and $2.7 million at June 30, 2006 and 2005, respectively.

Restricted cash

The Company maintains jackpot reserve accounts totaling approximately $14.5 million and $13.4 million at June 30, 2006 and 2005, respectively, to ensure availability of funds to pay wide-area progressive jackpot awards which are classified as restricted cash.

Accounts and Notes Receivable and Allowance for Doubtful Accounts

Accounts and notes receivable are stated at face amounts less an allowance for doubtful accounts. Allowances for doubtful accounts are maintained at levels determined by the Company’s management to adequately provide for collection losses. In determining estimated losses, the Company evaluates its receivables and establishes the allowance for doubtful accounts based on a combination of factors including, but not limited to, economic conditions, the financial condition of customers, specific customer collection experience and a history of write-offs and collections. The Company’s receivables are considered past due if payments have not been received within agreed upon invoice terms. With regard to notes receivable, interest income is recognized ratably over the life of the note receivable.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market. Cost elements included in work-in-process and finished goods include raw materials, freight, direct labor and manufacturing overhead. Inventories consist of the following:

	June 30,
	2006	2005
	(in 000s)
Raw materials	$40,412	$15,975
Work-in-process	7,696	5,690
Finished goods	21,887	41,858
Total	$69,995	$63,523

The Company recorded inventory write-downs totaling approximately $14.2 million and $21.9 million during the years ended June 30, 2006 and 2005, respectively. These charges are included in cost of gaming equipment and systems in the consolidated statements of operations (see Note 17).

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

Restricted long-term investments

The Company purchases U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive annual or weekly installment payments. These securities are held to maturity and recorded at cost plus interest accretion to date in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Such securities are included in restricted long-term investments in the consolidated balance sheets, and totaled $9.0 million and $10.1 million as of June 30, 2006 and 2005, respectively.

Property, plant and equipment and leased gaming equipment

Property, plant and equipment is stated at cost and depreciated over the estimated useful lives or lease term, if less, using the straight line method as follows: buildings and improvements, 28 to 40 years; gaming equipment, 4 to 7 years; furniture, fixtures and equipment, 3 to 7 years; and leasehold improvements, 5 to 10 years. Leased gaming equipment is stated at cost and depreciated over the estimated useful lives ranging from 2 to 3½ years.

Based on historical data indicating a compression in the length of time certain leased gaming equipment was deployed, the Company re-evaluated the useful lives during the fiscal quarter ended December 31, 2005, and reduced the remaining depreciable lives for certain of its products to two years and reduced the salvage values to zero. This change in estimate was recorded prospectively, resulting in an acceleration of

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$15.4 million in depreciation expense during the year ended June 30, 2006. Property, plant and equipment and leased gaming equipment consist of the following:

	June 30,
	2006	2005
	(in 000s)
Land and land improvements	$19,476	$19,335
Buildings and leasehold improvements	39,151	34,710
Gaming equipment	31,263	29,421
Furniture, fixtures and equipment	28,330	23,893
Less accumulated depreciation	(49,756)	(40,548)
Property, plant and equipment, net	$68,464	$66,811
Leased gaming equipment	$107,568	$94,345
Less accumulated depreciation	(64,160)	(42,495)
Leased gaming equipment, net	$43,408	$51,850

Depreciation and Amortization Expense

For the fiscal years ended June 30, 2006, 2005 and 2004, depreciation and amortization expense totaled $67.2 million, $47.8 million and $31.4 million, respectively. Of these amounts, $41.7 million, $27.3 million and $17.1 million of depreciation and amortization expense were included in cost of gaming equipment and systems in the consolidated statements of operations.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets are measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset, undiscounted and without interest. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company evaluates the carrying value of goodwill for impairment annually during the fourth quarter of each fiscal year, or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Indicators that could trigger an impairment review include changes in legal, regulatory, or economic factors, market conditions or operational performance. Impairment is measured as the difference between the carrying amount and the fair value of the goodwill and is recognized as a component of income from operations.

Other Intangible Assets

Intangible assets consist primarily of acquisition-related software and trademarks, which are amortized over three to 13 years (see Note 6).

Jackpot Liabilities and Expenses

The Company recognizes a liability for jackpots not yet won and jackpot expense for the cost to fund jackpots in the future. Jackpots are payable either in weekly or annual installments over 20 years, or immediately in the case of instant win progressive jackpots. Winners may elect to receive a single payment for the present value of a jackpot discounted at applicable interest rates in lieu of annual installments.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Revenue recognition

The Company derives revenues from the following sources: 1) sale of gaming machines (Gaming Equipment), 2) sales of computerized monitoring systems and related recurring hardware and software maintenance revenue (Systems), 3) operation of wide-area progressive systems, and lease of gaming machines (Gaming Operations) and 4) Casino Operations.

Gaming and systems revenue is recognized in accordance with the provisions of The American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended, and is recognized when all of the following have been satisfied:

•       Persuasive evidence of an arrangement exists;

•       Delivery has occurred;

•       The vendors’ fee is fixed or determinable; and

•       Collectibility is probable.

The Company sells gaming machines and computerized monitoring systems either through credit terms of 120 days or less or with credit terms that may extend up to five years under contracts of sale secured by the related equipment, with interest recognized at market rates. The Company performs a review of contracts, with extended payment terms in excess of six months, to determine if there is sufficient history to conclude that the Company has a history of collecting under the original payment terms. The Company has concluded that sufficient history exists to deem collectibility probable for extended payment term contracts of 24 months or less. Accordingly, revenue is recorded in accordance with the terms of sale for contracts with terms of 24 months or less, or as cash is received for contracts with payment terms in excess of 24 months.

The Company also sells gaming devices under arrangements in which there are multiple elements, as that term is defined in SOP No. 97-2. Contracts may contain multiple elements such as a combination of gaming devices, central site monitoring equipment, systems software, license fees and training.  The Company allocates revenue to each element based upon its fair value as determined by “vendor specific objective evidence.”  Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services, when sold separately. In addition, software license updates and product support services are measured by the renewal rate offered to the customer.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recognizes revenue when the product is physically delivered to a customer controlled location or over the period in which the service is performed and defers revenue for any undelivered elements. If the Company cannot objectively determine the fair value of any undelivered elements included in the arrangement, all revenues are deferred until all of the elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered element.

The majority of the Company’s software license arrangements are non-perpetual and include software license updates and product support which are recognized ratably over the term of the arrangement, typically one year. Software license updates provide customers with rights to unspecified software product upgrades, maintenance and patches released during the term of the support period.  The majority of the Company’s customers purchase both software and hardware maintenance and product support when they purchase the system. In addition, substantially all customers renew these maintenance agreements annually.  Revenue from multi-year licensing arrangements are accounted for as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably over the billing coverage period, generally one year.

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

In accordance with industry practice, gaming revenues in our casino operations are recognized as the net win from gaming machine operations, which is the difference between currency deposited into the machines and the payouts made to the players.

Capitalized Regulatory Approval Costs

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, internally generated software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established.

Bally Gaming and Systems incurs significant regulatory approval costs for its products. Such costs are capitalized once technological feasibility has been established and are amortized generally over three years reflective of the estimated product life cycle. Product testing costs related to projects that are discontinued are expensed when such determination is made. Fees incurred for such regulatory approvals totaled approximately $7.7 million and $8.9 million for the fiscal years ended June 30, 2006 and 2005, respectively. Of these amounts incurred, during the fiscal years ended June 30, 2006 and 2005, the Company capitalized $0.03 million and $2.0 million, respectively, which was directly attributable to products. Amortization expense for previously capitalized amounts totaled $1.4 million and $0.9 million, respectively.

The Company has a review process which includes a full review of the costs incurred and the nature and prospects of the related product. After costs are capitalized, they are monitored to ensure they are earning revenues through product sales. Future write-offs are possible if such products do not produce adequate cash flows.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Promotional allowances

The Company accounts for promotional allowances and other cash based incentives in accordance with Emerging Issues Task Force (“EITF”) Issue 00-22, “Accounting for ‘Points’ and certain other Time-Based or Volume-Based Sales Incentive Offers, and Offers For Free Products or Service to be Delivered in the Future.” EITF Issue 00-22 requires that sales incentives such as cash rewards provided to player club members be recorded as a reduction of revenue rather than as an operating expense. These incentives totaled $2.4 million, $3.2 million and $3.8 million for the years ended June 30, 2006, 2005 and 2004, respectively.

Advertising costs

The Company expenses advertising costs as incurred, which totaled $10.8 million, $12.2 million and $11.3 million for the years ended June 30, 2006, 2005 and 2004, respectively.

Warranty expense

Gaming devices are typically sold with a 90-day parts and labor warranty. For system sales, the Company provides several after-sale, value-added services to customers including customer education programs, a 24-hour customer service telephone hot-line, an Internet web site for technical support, field service support programs, and spare parts programs. Historical warranty expense as a percentage of Bally Gaming and Systems segment revenues has been less than 1%, and is charged to cost of sales. Warranty expense is calculated using historical statistical data, and totaled $3.0 million, $1.0 million and $1.7 million for the years ended June 30, 2006, 2005 and 2004, respectively.

The activity in the accrued warranty account, which is included in accrued liabilities on the balance sheet, is as follows:

	June 30,
	2006	2005
	(in 000s)
Balance at beginning of year	$489	$508
Warranty costs incurred	(1,645)	(813)
Accrual for new warranties issued	2,609	794
Balance at end of year	$1,453	$489

Research and development

Research and development costs are charged to expense as incurred.

Deferred Revenue

Deferred revenue consists of amounts collected or billed in excess of recognizable revenue (see Note 8).

Foreign currency translation

The functional currency of the Company’s foreign subsidiaries is their local currency. Assets and liabilities of foreign operations are translated into U.S. dollars at the rate of exchange at the end of the period, and the income and expense accounts are translated at the average rate of exchange for the period. Translation

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

adjustments are reflected as a separate component of stockholders’ equity. Gains and losses on foreign currency transactions are included in the accompanying consolidated statements of operations.

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts reflected in the accompanying consolidated balance sheets for cash equivalents, accounts and notes receivable, investment to fund jackpot liabilities, accounts payable, jackpot liabilities, accrued liabilities and variable rate long-term debt approximate their respective fair values.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Taxes on income of the Company’s foreign subsidiaries are provided at the tax rates applicable to the tax jurisdictions in which they are located.

Share-based compensation

The Company adopted the provisions of SFAS No. 123R, Share-Based Payment, which established accounting for equity instruments exchanged for employee services on July 1, 2005. SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, which provided interpretive guidance on SFAS No. 123R valuation methods, assumptions used in valuation models, and the interaction of SFAS No. 123R with existing SEC guidance. SAB No. 107 also requires the classification of share-based compensation expense in the same financial statement line as cash compensation, and therefore, impacted the Company’s cost of gaming equipment and systems, casino operations (and related gross profits and margins), research and development costs, and selling, general and administrative expenses. The Company implemented SFAS No. 123R using the modified-prospective method and accordingly, financial statement amounts for the prior periods presented have not been restated to reflect the fair value method of expensing share-based compensation.

Additionally, SFAS No. 123R requires the excess tax benefit from stock-option exercises—tax deductions in excess of compensation cost recognized—to be classified as a financing activity. Previously, all tax benefits from stock option exercises were classified as operating activities. The Company has evaluated the provisions of SFAS No. 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, and has elected the alternative method for establishing the Additional Paid-In Capital (“APIC”) pool. See Note 12 for further information on share-based compensation.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies to existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and accordingly, the Company expects to adopt SFAS No. 157 beginning in fiscal 2009. The Company is currently evaluating the impact SFAS No. 157 will have on the consolidated results of operations, financial position and cash flows.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006, and accordingly, the Company expects to adopt SAB No. 108 beginning in fiscal 2007. The Company does not expect SAB No. 108 will have an impact on the consolidated results of operations, financial position or cash flows.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and accordingly, the Company expects to adopt FIN 48 beginning in fiscal 2008. The Company is currently evaluating the impact FIN 48 will have on the consolidated results of operations, financial position and cash flows.

In June 2005, the FASB issued FASB Staff Position (“FSP”) No. 143-1, Accounting for Electronic Equipment Waste Obligations, to address accounting for obligations associated with the European Union’s Directive 2002/96/EC on Waste Electrical and Electronic Equipment. The Directive, enacted in 2003, requires EU-member countries to adopt legislation to regulate the collection, treatment, recovery, and environmentally sound disposal of electrical and electronic waste equipment. The Directive distinguishes between products put on the market after August 13, 2005 as new waste and before that date as historical waste. FSP No. 143-1 only addresses accounting for historical waste and is required to be applied to the later of the first reporting period ending after June 8, 2005, or the date of adoption of the law by the applicable European Union member country.  Adoption of FSP No. 143-1 did not have a material impact on the consolidated results of operations, financial position or cash flows.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, amending APB Opinion No. 29, Accounting for Nonmonetary Transactions. APB Opinion No. 29 treated nonmonetary exchanges of similar productive assets as an exception from fair value measurement. SFAS No. 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. Nonmonetary exchanges have commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. SFAS No. 153 was effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. Adoption of SFAS No. 153 did not have a material impact on the consolidated results of operations, financial position or cash flows.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, revising Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 was effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Adoption of SFAS No. 151 did not have a material impact on the consolidated results of operations, financial position or cash flows.

2. EARNINGS (LOSS) PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is computed by dividing reported earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities such as stock options, restricted stock and warrants.

The following computation of basic and diluted earnings (loss) per share from continuing operations and discontinued operations and income (loss) applicable to common shares for all periods presented is as follows:

	Year Ended June 30,
	2006	2005	2004
	(in 000s, except per share amounts)
Income (loss) from continuing operations	$(47,195)	$(17,909)	$38,999
Income (loss) from discontinued operations	1,124	(4,654)	40,889
Net income (loss)	$(46,071)	$(22,563)	$79,888
Weighted average common shares outstanding	52,174	51,114	50,113
Effect of dilutive securities	—	—	1,135
Weighted average common and dilutive shares outstanding	52,174	51,114	51,248
Earnings (loss) per basic share:
Income (loss) from continued operations	$(0.90)	$(0.35)	$0.78
Income (loss) from discontinued operations	0.02	(0.09)	0.82
Net income (loss)	$(0.88)	$(0.44)	$1.60
Earnings (loss) per diluted share:
Income (loss) from continued operations	$(0.90)	$(0.35)	$0.76
Income (loss) from discontinued operations	0.02	(0.09)	0.80
Net income (loss)	$(0.88)	$(0.44)	$1.56

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Certain securities were excluded from the diluted per share calculation because their inclusion would be anti-dilutive. For fiscal 2004, all options and warrants outstanding with an exercise price that exceeds the fair market value of the underlying stock have been excluded. For fiscal 2006 and 2005, all potentially dilutive securities were excluded from the calculation as the effect would have been anti-dilutive due to the net loss reported. Such securities consist of the following:

	Year Ended June 30,
	2006	2005	2004
	(in 000s)
Stock options	8,913	6,342	680
Warrants	100	100	100
Restricted stock	556	465	—
	9,569	6,907	780

As of June 30, 2006 and 2005, the Company also had certain related party debt outstanding which is convertible into common stock at the Company’s discretion, the potential dilution from which has not been included in the diluted loss per share computation due to the reported net loss. No convertible debt was outstanding as of June 30, 2004. Assuming the conversion occurred on June 30, 2006 and 2005, an additional 0.7 million and 1.0 million shares, respectively, would have been outstanding as a result of the conversion.

3. BUSINESS COMBINATIONS

Under the purchase method of accounting, the total purchase price of an acquisition is allocated to the net tangible and intangible assets based upon their estimated fair market values as of the date of the acquisition. The allocation of the purchase price to goodwill and intangibles is based on a valuation of net assets (including inventory and property, plant and equipment) and is based upon management’s estimates, including independent third-party valuations when necessary.

SIERRA DESIGN GROUP (“SDG”)

On March 2, 2004, the Company purchased SDG, a supplier of Class II and Class III gaming devices, systems and technology, for aggregate initial consideration of approximately $126.4 million. The initial purchase price consisted of $108.6 million cash, 662,000 shares of common stock valued at $11.9 million, the assumption of approximately $8.0 million of debt and certain transaction fees and expenses. In addition, an earn out provision provided for the payment of up to $95.6 million in additional consideration upon certain financial targets being achieved in the subsequent three-year period. In December 2004, the Company and the selling shareholders renegotiated the earn out for a fixed amount of $40.0 million, consisting of a one-time cash payment of $12.0 million and the issuance of a subordinated note of $28.0 million, due in annual installments through 2009. In June 2005, the Company extinguished $14.0 million of the note and accrued interest thereon, by issuing approximately 1.0 million shares of common stock to the note holders. The Company believes that the acquisition of SDG in March 2004 positions the Company to take advantage of significant opportunities in both the domestic and international markets, from the technological advances in traditional casino style gaming to the Class II environments with central determination features.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MINDPLAY

On February 19, 2004, the Company acquired substantially all of the assets and liabilities of MindPlay LLC (“MindPlay”), a leading developer of advanced table game technologies, for aggregate initial consideration of approximately $16.8 million. The initial purchase price included $9.0 million cash, a $4.0 million note payable, the assumption of approximately $2.0 million of debt and the issuance of warrants to purchase 100,000 shares of the Company’s common stock which were valued at approximately $0.9 million. In addition, an earn out provision provided for the payment of 10% of the gross margin from the sale of MindPlay products in the first seven years subsequent to the acquisition, and 4.25% of the gross margin for the next six years, subject to adjustments pursuant to the conditions contained in the sale agreement. Additionally, the agreement provided a right of offset of 50% of all damages (including reasonable attorneys’ fees) up to the entire amount due under the promissory note in connection with an indemnification claim against the former shareholders of MindPlay related to the Company’s patent lawsuit with Shuffle Master, Inc. (“Shuffle Master”) and International Game Technology (“IGT”) (see Note 19).

The MindPlay technologies are designed to provide data and information to casino operators to improve customer service, provide enhanced security and increase profitability by lowering the cost of operation and enhancing the casino patron’s experience. To date, the technologies have failed to meet management’s expectations in the marketplace (See Note 17).

4. DISCONTINUED OPERATIONS

On October 14, 2004, the Company completed the sale of its interest in Video Services, Inc. (“VSI”) to Churchill Downs Incorporated. The net proceeds received totaled approximately $2.0 million, resulting in a gain of $0.8 million after tax.

On June 30, 2004, the Company completed the sale of United Coin Machine Co. (“United Coin”) to Century Gaming, Inc. and received approximately $100 million in cash and the assumption by Century Gaming of approximately $5.0 million in debt. The Company reported a gain on the sale before income taxes of $15.3 million, or $9.1 million after tax.

In September, 2004, a Federal District Court jury reached a verdict in a patent infringement case filed by Action Gaming, Inc. (“AGI”) and IGT. The jury awarded AGI and IGT an aggregate of approximately $7.4 million in damages related to a single, optional feature offered in certain multi-hand poker games provided solely by United Coin.

In March 2006, in another cased involving United Coin, the U.S. Court of Appeals for the Ninth Circuit awarded United Coin approximately $1.1 million in damages, fees, and costs in a contract dispute with a customer. Under the terms of the 2004 sale of United Coin, the Company retained the right to continue to prosecute the case and to receive any judgment or other award. In May 2006, the customer paid a total of $1.7 million in satisfaction of the award.

On May 3, 2004, the Company completed the sale of the Rail City Casino to The Sands Regent and received a total of $37.9 million in cash. The Company reported a gain on the sale before income taxes of $23.1 million, or $14.3 million after tax.

On June 30, 2003, the Company entered into a definitive agreement for the sale of Bally Wulff for $16.5 million in cash. The sale was consummated on July 18, 2003. The Company recorded a charge in June 2003 totaling $25.4 million, net of tax, representing the write down of the net carrying value of the Bally Wulff assets to the sales price, including the recognition of previously recorded currency translation

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

adjustments totaling $11.9 million. In June 2004, the Company was notified by the buyer of a claim made against the Company pursuant to an indemnity provision contained in the sale agreement. During the year ended June 30, 2006, the Company paid claims totaling $2.0 million. Additionally, the Company has a remaining accrual of $0.9 million for potential tax assessments related to the pre-sale period, which the Company expects to be resolved by June 2007. Pursuant to the sale agreement, the Company is required to maintain a certificate of deposit as collateral for the tax claim discussed above which is included in other long-term assets, net. As of June 30, 2006 and 2005 the amount of the deposit was approximately $1.2 million. For the year ended June 30, 2005, the Company reduced the deposit by approximately $0.5 million and recognized a reduction in tax expense related to discontinued operations. The deposit was returned in February 2007.

All discontinued operations discussed above are presented net of applicable income (loss) taxes within income from discontinued operations in the accompanying consolidated statements of operations.

Summary operating results for the discontinued operations for United Coin, VSI, Rail City and Bally Wulff are as follows:

	Year Ended June 30,
	2006	2005	2004
	(in 000s)
Net revenues	$—	$4,514	$257,142
Operating income	—	358	30,668
Loss on litigation settlement, Nevada Route	—	(7,361)	—
Gain on litigation settlement, Nevada Route	1,729	—	—
Income tax (benefit) expense	605	(3,350)	26,319
Income (loss) from discontinued operations	$1,124	$(4,654)	$40,889

5. ACCOUNTS AND NOTES RECEIVABLE

The Gaming Equipment and Systems business unit grants customers payment terms in the related sales contract. These credit terms are for periods of 120 days to five years, with interest at prevailing rates, and are generally collateralized by the related equipment sold, although the value of such equipment, if repossessed, may be less than the receivable balance outstanding. Contracts with credit terms beyond 24 months are deferred and revenue is recognized as the payments are received.

The following table represents the activity for each of the years ended June 30, 2006, 2005 and 2004 for each of the valuation reserve and allowance accounts:

	Balance at Beginning of Year	Additions	Net Write-offs/ (Recoveries)	Balance at End of Year
	(in 000s)
Allowance for doubtful accounts:
Year Ended June 30, 2006	$10,340	$1,483	$3,750	$8,073
Year Ended June 30, 2005	$9,035	$5,134	$3,829	$10,340
Year Ended June 30, 2004	$6,417	$1,753	$(865)	$9,035

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with the Company’s accounting policy, during the fiscal quarter ended June 30, 2006, the Company evaluated the carrying value of goodwill and intangible assets and determined that certain intangible assets were impaired and recorded an impairment charge of $15.6 million (see Note 17).

Intangibles

Intangible assets consist of the following:

	Weighted Average	June 30, 2006			June 30, 2005
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in 000s)
Computer software	3-9	$27,067	$(14,634)	$12,433	$25,864	$(10,338)	$15,526
License rights	3-5	1,836	(876)	960	1,338	(506)	832
Capitalized regulatory approval costs	3	4,095	(3,122)	973	4,068	(1,703)	2,365
Trademarks	5	2,203	(810)	1,393	6,688	(574)	6,114
Patents	13	—	—	—	9,470	(971)	8,499
Non-compete agreements	6	—	—	—	275	(61)	214
Customer relationships	5	—	—	—	740	(197)	543
Core technology	8	5,445	(1,588)	3,857	5,445	(907)	4,538
Contracts	10	10,045	(2,351)	7,694	12,100	(1,621)	10,479
Other intangibles	7	928	(582)	346	819	(478)	341
Total		$51,619	$(23,963)	$27,656	$66,807	$(17,356)	$49,451

Amortization expense totaled $8.9 million, $8.6 million and $5.8 million for the years ended June 30, 2006, 2005 and 2004, respectively. Computer software amortization expense totaled $4.3 million, $3.7 million and $2.9 million for the years ended June 30, 2006, 2005 and 2004, respectively.

Future amortization of intangible assets is scheduled as follows:

Year Ended June 30,	(in 000s)
2007	7,173
2008	4,977
2009	4,450
2010	3,955
2011	2,933
Thereafter	4,168
Total	$27,656

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill

The changes in the carrying amount of goodwill for the years ended June 30, 2006 and 2005 are as follows:

Total
(in 000s)
Balance as of June 30, 2004	$127,672
Buyout of the SDG earn out (see Note 3)	40,000
Tax effect of the buyout of the earn out	(4,070)
Adjustments to goodwill from prior year acquisition	(2,108)
Foreign currency translation adjustment	(50)
Balance as of June 30, 2005	$161,444
Adjustments to goodwill from prior year acquisition	(346)
Foreign currency translation adjustment	205
Balance as of June 30, 2006	$161,303

Adjustments to goodwill during fiscal 2005 primarily related to management’s final allocation and assessment based upon independent third-party valuations of the net assets of acquired companies. Adjustments to goodwill in fiscal 2006 relate primarily to adjustments to certain acquisition-related deferred tax assets.

7. OTHER CURRENT AND LONG-TERM ASSETS

Other current assets consist of the following:

	June 30,
	2006	2005
	(in 000s)
Deferred cost of revenues	$23,044	$18,277
Prepaid expenses	2,072	4,721
Games placed on trial at customer locations	2,531	4,822
Certificates of deposit	3,219	2,775
Refundable deposits	774	1,358
Other	9,673	1,081
Total other current assets	$41,313	$33,034

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other long-term assets consist of the following:

	June 30,
	2006	2005
	(in 000s)
Long-term deposits	$781	$8,289
Restricted cash	1,486	6,253
Deferred debt issuance costs (net of accumulated amortization of $3,683 and $2,332)	3,717	5,067
Deferred cost of revenue	14,659	—
Royalties	737	—
Other	848	—
Total other assets	$22,228	$19,609

Deferred cost of revenue relates primarily to the cost of game and system sales for which revenue is deferred in accordance with SOP No. 97-2.

8. DEFERRED REVENUE

Deferred revenue relates primarily to revenue from games and system sales that is deferred in accordance with SOP No. 97-2. Deferred revenue totaled $47.1 million and $41.0 million, as of June 30, 2006 and 2005, respectively. The related deferred cost of such revenue is included in other current assets (see Note 7).

9. ACCRUED AND JACKPOT LIABILITIES

Accrued liabilities and jackpot liabilities consist of the following:

	June 30,
	2006	2005
	(in 000s)
Payroll and related costs	$9,918	$7,635
Interest	6,612	1,755
Professional and consulting fees	12,439	1,824
Regulatory approval cost accruals	1,697	944
Royalties, rebates, direct mail coupons	5,853	4,929
Customer deposits	27,340	8,706
Acquisition related accruals	379	1,686
Divestiture related accruals	202	386
Litigation accruals (see Note 18)	7,701	7,360
Severance accruals (see Note 15)	198	1,290
Other	13,792	7,323
Subtotal	86,131	43,838
Jackpots accrued not yet awarded	13,139	13,025
Total accrued liabilities	$99,270	$56,863

The Company recognizes a liability for jackpot expense for the cost to fund jackpots in the future based on the theoretical liability incurred to date. Winners may elect to receive a single lump sum payment or may

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

opt to receive payments in equal installments over a specified period of time. The Company currently estimates that approximately 70% of winners will elect the single payment option.

The Company funds jackpot installment payments through qualifying United States government or agency securities. The present value of the outstanding progressive jackpot liabilities is computed based upon the payment stream, discounted at the applicable discount rate.

10. LONG-TERM DEBT

Long-term debt consists of the following:

	June 30,
	2006	2005
	(in 000s)
Term loan facility	$311,382	$314,882
Related party debt (see Note 11)	14,200	19,206
Other, generally unsecured	2,764	1,029
	328,346	335,117
Less current maturities	12,864	10,163
Long-term debt, less current maturities	$315,482	$324,954

On September 5, 2003, the Company completed a senior bank debt refinancing transaction (the “Refinancing”) whereby the Company entered into a new $275.0 million term loan facility and a $125.0 million revolving credit facility. Proceeds from the financing were used to repay the existing bank term loans totaling approximately $188.0 million, repay the Company’s 10% Senior Subordinated Notes (“Subordinated Notes”), and to pay transaction fees and expenses totaling $5.0 million, which have been capitalized and are being amortized over the remaining term of the loan. The term loan has a 1% per year mandatory principal amortization after the first year, and matures in September 2009. The revolving credit facility matures in September 2009.

In December 2003, the Company increased the term loan by $75.0 million, to a total of $350.0 million outstanding. The proceeds were used primarily to fund the acquisition of SDG. As a result, the Company incurred an additional $1.6 million in debt issuance costs, which were capitalized and are being amortized over the remaining term of the loan.

As a result of the Refinancing described above, the Company recorded a pre-tax charge in fiscal 2004 of $12.3 million, which included a $5.0 million charge for the early extinguishment of the Subordinated Notes, $7.0 million for the write off of deferred financing costs, and $0.3 million in fees and expenses, which is classified as a loss on extinguishment of debt in the accompanying statement of operations.

As a result of the sale of United Coin and Rail City, approximately 50% of the net proceeds (as defined in the loan agreement governing the term loan and revolving credit facility (the “Loan Agreement”)) were used to reduce the term loan and revolver principal balances on a pro rata basis. Accordingly, during fiscal 2005, the Company used the sale proceeds to reduce the term loan by $31.6 million and used additional excess cash to reduce the balance of the revolver from $70.0 million to zero.

In December 2004, the Company sought and received consents from a majority of the holders of its bank debt which allowed it to complete the buyout of the SDG earn out (including the issuance of a $28.0 million note payable to former SDG shareowners), and to increase the maximum allowed leverage ratio to

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a maximum of 4.75 as of June 30, 2005, 4.50 as of September 30, 2005, 4.25 as of March 31, 2006, 4.00 as of September 30, 2006, 3.75 as of December 31, 2006 and 3.50 as of September 30, 2007 and through the remaining term of the loan agreement. The amendment also provided for a reduction in the revolving credit facility commitment to $75.0 million and an increase in the term loan interest rate to LIBOR plus 3.00%, which can be adjusted to LIBOR plus 3.75% based on certain credit rating and leverage ratio criteria. The fees incurred for the bank amendment totaled $1.0 million, and the Company recorded a charge of $0.6 million to write off a portion of the previously capitalized fees, which is classified as a loss on extinguishment of debt. As of June 30, 2006, the term loan facility had an interest rate of 8.18%, based on LIBOR plus 3.50%, and the revolving credit facility had an interest rate of 7.43%, based on LIBOR plus 2.75%. As of June 30, 2006, no borrowings were outstanding under the revolving credit facility.

The facility is collateralized by substantially all domestic property and is guaranteed by each domestic subsidiary of the Company, other than the entity that holds the Company’s interest in its Louisiana and Mississippi operations, and is secured by a pledge agreement. The Loan Agreement contains a number of maintenance covenants and other significant covenants that, among other things, restrict the ability of the Company and the ability of certain of its subsidiaries to dispose of assets, incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of the Company’s subsidiaries, engage in mergers or acquisitions, or engage in certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities. The Company was in compliance with these covenants as of June 30, 2006.

The Company was also in compliance with its financial covenants consisting of leverage ratio, fixed charges coverage ratio, and minimum EBITDA (as that term is defined in the Loan Agreement). The leverage ratio is computed as total average debt outstanding during the quarter divided by the trailing 12 months EBITDA excluding certain cash and non-cash charges. The Company’s leverage ratio as of June 30, 2006 was 4.17 times versus an amended covenant maximum of 4.25 times.

Maturities of long-term debt, for each of the five fiscal years ending subsequent to June 30, 2006, are as follows:

Year Ended June 30,	(in 000s)
2007	$12,864
2008	8,300
2009	6,300
2010	300,882
Total	$328,346

In October 2006, the Company executed an amendment to its facility, which, among other things, (i) extended the due date for the  delivery of the Company’s audited financial statements for the fiscal year ended June 30, 2006 to December 31, 2006, (ii) provided that the Company delivered its quarterly reports on Form 10-Q for the Fiscal Quarters ending on September 30, 2005, December 31, 2005 and March 31, 2006 no later than December 31, 2006, (iii) modified the definition of EBITDA to exclude up to $10.0 million of certain cash charges, and (iv) clarified that the definition of EBITDA includes interest income on trade receivables. The Company paid an administrative fee of $964,000, which was expensed in the quarter ended December 31, 2006, in exchange for the concessions granted under the amendment.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2006, the Company executed an additional amendment to its the facility, which extended the due date for the  delivery of the Company’s quarterly report on Form 10-Q for the Fiscal Quarter ended March 31, 2006 and its audited financial statements for the fiscal year ended June 30, 2006 to March 15, 2007. The Company paid an administrative fee of $1.2 million, which will be expensed in the quarter ended December 31, 2006, in exchange for the concessions granted under the amendment.

11. RELATED PARTY TRANSACTIONS

As discussed in Note 3, the Company completed two acquisitions (MindPlay and SDG) in fiscal 2004. In each acquisition, a portion of the consideration included subordinated debt owed to the former principals of each business. The former principals are now employees of the Company, and therefore, such debt is considered owed to related parties. The interest rates on the outstanding debt range from a variable rate of LIBOR plus 2% to a fixed rate of 6%. See the tables below for outstanding debt and interest rates and total interest expense for related party debt.

	As of June 30,
	2006		2005
	Interest Rate	Outstanding Debt	Interest Rate	Outstanding Debt
	(in 000s)
SDG	6.39%	$11,200	4.42%	$14,000
MindPlay	5.00%	3,000	6.00%	4,000
MCC	6.84%	—	6.00%	1,206
		14,200		19,206
Less current maturities		6,600		6,006
Related party debt, less current maturities		$7,600		$13,200

In March 2004, the Company purchased SDG. The initial purchase price included, among other consideration, the issuance of a subordinated note of $28.0 million. On June 28, 2005, the Company issued approximately 1.0 million shares of its common stock in connection with the conversion of $14.0 million of the subordinated debt and accrued interest thereon owed to the former principals of SDG. The remaining note payable to the former SDG shareholders of $14.0 million is payable in installments through 2009. At the Company’s discretion, the note principal and accrued interest thereon can be paid in cash, or can be converted into shares of the Company’s common stock using the average stock price for the 20 business days prior to the delivery of such shares.

In February 2004, the Company acquired substantially all of the assets and liabilities of MindPlay. The initial purchase price included, among other consideration, the issuance of a $4.0 million note payable. As provided for in the acquisition agreement, the Company may offset 50% of all damages (including reasonable attorneys’ fees) up to the entire amount due under the promissory note in connection with an indemnification claim against the former shareholders of MindPlay related to the Company’s patent lawsuit with Shuffle Master and IGT which is described below in Note 19, Commitments and Contingencies.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Current period related party interest expense is summarized below:

	Year Ended June 30,
	2006	2005	2004
	(000s)
SDG	$761	$624	$—
MindPlay	273	241	87
MCC	25	95	35

Accrued related party interest totaled $0.5 million and $0.3 million as of June 30, 2006 and 2005, respectively.

Maturities of related party debt, for each of the five fiscal years ending subsequent to June 30, 2006, are as follows:

Year Ended June 30,	(in 000s)
2007	$6,600
2008	4,800
2009	2,800
Total	$14,200

Pursuant to an Advisory Agreement with Kirkland Investment Corporation (100% owned by Joel Kirschbaum, a director of Bally at the time the agreement was operative, and therefore, treated as a related-party) dated July 1, 2004, the Company agreed to pay Kirkland $600,000 annually for a period of 3.5 years for advisory and related services. In August 2006, the Company made its last payment under the advisory agreement as a result of Mr. Kirschbaum’s death.

The Company also leases a warehouse and office facility from an entity owned by the Company’s Chief Technology Officer. Rental payments totaled $412,000 for each of the years ended June 30, 2006 and 2005.

12. SHARE-BASED COMPENSATION

Adoption of SFAS No. 123R, Share-Based Payment

Effective July 1, 2005, the Company adopted the provisions of SFAS No. 123R which established accounting for equity instruments exchanged for employee services. SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25. In March 2005, the SEC issued SAB No. 107, which provided interpretive guidance on SFAS No. 123R valuation methods, assumptions used in valuation models, and the interaction of SFAS No. 123R with existing SEC guidance. SAB No. 107 also requires the classification of share-based compensation expense in the same financial statement line as cash compensation, and therefore, impacted the Company’s cost of gaming equipment and systems, casino operations (and, related gross profits and margins), research and development costs, and selling, general and administrative expenses. The Company implemented SFAS No. 123R on July 1, 2005 using the modified-prospective method, and accordingly, financial statement amounts for the prior periods presented have not been restated to reflect the fair value method of expensing share-based compensation.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additionally, SFAS No. 123R requires the excess tax benefit from stock-option exercises—tax deductions in excess of compensation cost recognized—to be classified as a financing activity. Previously, all tax benefits from stock option exercises were classified as operating activities. The Company has evaluated the provisions of SFAS No. 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, and has elected the alternative method for establishing the APIC pool.

Share-Based Award Plans

In December 2001, the Company’s shareholders approved the 2001 Long-Term Incentive Plan, which has been amended several times (the “2001 Plan”). The 2001 Plan, as amended, provides for the issuance of up to 10,550,000 shares of common stock to Company employees, directors and designated paid consultants, up to 900,000 of which shares may be granted in the form of restricted stock or Restricted Stock Units (“RSUs”).

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

Current period stock option activity as of and for the year ended June 30, 2006 is summarized below:

	Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)	(per share)	(years)	(in 000s)
Balance outstanding as of June 30, 2005	8,196	$14.72		$18,224
Granted	2,037	14.39		—
Exercised	(138)	7.83		—
Forfeited or expired	(455)	17.76		—
Balance outstanding as of June 30, 2006	9,640	$14.61	6.41	$32,290
Exercisable as of June 30, 2006	5,686	$15.80	5.28	$18,073

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Current period restricted stock and RSU activity as of and for the year ended June 30, 2006 is summarized below:

		Weighted Average
	Shares	Grant Date Fair Value
	(in 000s)	(per share)
Balance outstanding as of June 30, 2005	554	$15.58
Granted	93	15.07
Exercised	—	—
Forfeited or expired	—	—
Balance outstanding as of June 30, 2006	647	$15.51
Vested as of June 30, 2006	214	$15.10

The following is additional information about stock options exercised, granted and vested during the periods:

	Year Ended June 30,
	2006	2005	2004
	(in 000s, except per share amounts)
Weighted average fair value per share:
Options granted	$8.76	$7.49	$9.03
Options vested	$7.59	$8.49	$7.53
Restricted stock and RSU’s vested	$15.28	$11.30	$—
Exercises under all share-based payment arrangements:
Total intrinsic value	$1,138	$1,601	$13,424
Cash received	$1,074	$1,099	$7,298
Tax benefit realized	$1,133	$1,215	$11,628

Shares Reserved

The following shares are reserved for options issued and available for issue under the Company’s stock plans (in 000s):

Stock options, restricted stock and RSU’s issued and currently outstanding	10,287
Stock options available for future issuance	1,121
Warrants	100
Total	11,508

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share-Based Compensation

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

The following table presents share-based compensation expense included in the Company’s consolidated statements of operations:

	Year Ended June 30,
	2006	2005	2004
	(in 000s)
Selling, general and administrative	$11,747	$2,125	$—
Research and development	1,077	—	—
Cost of gaming and equipment	95	—	—
Share-based compensation expense before tax	12,919	2,125	—
Income tax benefit	4,522	510	—
Net share-based compensation expense	$8,397	$1,615	$—

Included in share-based compensation expense in the condensed consolidated statements of operations for the years ended June 30, 2006 and 2005 of restricted stock unit amortization is $3.5 million and $2.1 million, respectively.

As of June 30, 2006, there was $24.7 million of total unrecognized compensation expense related to the stock options that have not vested which will be recognized over the next 4.75 years.

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

The fair value of each option granted during the corresponding period was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30,
	2006	2005	2004
Weighted Average:
Expected option term (in years)	6.21	6.25	8.73
Expected volatility	61.00%	62.00%	26.00%
Risk-free interest rate	4.13%	3.5%	2.5%
Expected annual dividend yield	0%	0%	0%

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Expected option term was determined using the short-cut method for estimating expected option life.  Expected volatility is based on historical market factors related to the Company’s common stock. Risk-free interest rate is based on U.S. Treasury rates appropriate for the expected term.

Prior to July 1, 2005, the Company accounted for share-based compensation to employees in accordance with APB Opinion No. 25, and accordingly, did not recognize compensation expense for employee share-based awards for the years ended June 30, 2006 and 2005, as the exercise price of the Company’s employee stock awards equaled the market price of the underlying stock on the date of grant.

Prior to fiscal 2006, the Company had previously adopted the provisions of SFAS No. 123, as amended by SFAS No. 148 through disclosure only. The following table illustrates the effects on net loss and loss per share for the years ended June 30, 2005 and 2004, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based employee awards:

	Year Ended June 30,
	2005	2004
	(in 000s, except per share data)
Reported net income (loss)	$(22,563)	$79,888
Reported stock-based compensation, net of tax	1,615	—
Pro forma stock-based compensation, net of tax	(25,147)	(5,377)
Pro forma net income (loss)	$(46,095)	$74,511
Earnings (loss) per share:
Basic—as reported	$(0.44)	$1.60
Basic—pro forma	$(0.90)	$1.49
Diluted—as reported	$(0.44)	$1.56
Diluted—pro forma	$(0.90)	$1.45

13. STOCKHOLDERS’ EQUITY, OPTIONS, WARRANTS AND RIGHTS

Warrants

In February 2004, the Company completed the acquisition of substantially all of the assets of MindPlay. A portion of the consideration consisted of 100,000 stock purchase warrants with a strike price of $24.69, and a term of 7 years. The warrants were valued at $886,000, and were included as part of the purchase price.

Share Repurchase Plan

In January 1999, the Company’s Board of Directors approved a share repurchase plan for up to 4.6 million shares of its common stock. Under the plan, subject to price and market conditions, purchases of shares can be made from time to time in the open market or in privately negotiated transactions using available cash. During the years ended June 30, 2006 and 2005, the Company repurchased no shares and 13,000 shares of common stock, respectively.

Stockholder Rights Plan

In February 1998, the Company’s Board of Directors adopted a Stockholder Rights Plan (the “Plan”). The Plan is designed to preserve the long-term value of the shareholders’ investment in the Company. Pursuant to the Plan, each shareholder received a distribution of one right for each share of the Company’s outstanding common stock of record on March 12, 1998. Each right expires on March 12, 2008, and entitles

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the holder to purchase one one-hundredth (1/100) of a share of a Series F Special Stock for $87.50. Initially the rights are represented by the Company’s common stock certificates and are not exercisable. The rights become exercisable only after a person or group acquires beneficial ownership of 10% or more of the Company’s common stock (or 15%, if the acquirer is an institutional investor) or publicly announces its intention to commence a tender offer that would result in that beneficial ownership level. Under certain circumstances involving a buyer’s acquisition of 10% of the Company’s common stock (or 15%, in the case of an institutional investor), all rights holders except the buyer will be entitled to purchase common stock at half price. If the Company is acquired through a merger, after such an acquisition, all rights holders, except the buyer, will be entitled to purchase stock in the buyer at half price. The Company may redeem the rights at $0.0035 at any time before a buyer acquires 10% (or 15%, in the case of an institutional investor) of the Company’s common stock.

Special Stock

The Company’s Articles of Incorporation authorize the issuance of up to 10,000,000 shares of special stock (“Special Stock”). The Special Stock may be issued from time to time in one or more series, each having such designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions as shall be stated and expressed in the resolution providing for the issuance of Special Stock or any series thereof adopted by the Board of Directors. Special Stock consists of non-voting stock where no holder of the Special Stock shall be entitled to vote at any meeting of stockholders or otherwise, except as may be specifically provided by law or as approved by the Board of Directors in certain limited circumstances at the time of the stock issuance.

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

14. INCOME TAXES

The components of the Company’s income tax benefit (expense) from continuing operations are as follows:

	Year Ended June 30,
	2006	2005	2004
	(in 000s)
Current tax benefit (expense):
Federal	$123	$(611)	$192
Foreign	(647)	(999)	(683)
State	(59)	727	(1,303)
	(583)	(883)	(1,794)
Deferred tax benefit (expense):
Federal	23,508	5,965	(15,913)
Foreign	715	(229)	—
State	372	339	(3,397)
	24,595	6,075	(19,310)
Income tax benefit (expense) from continuing operations	$24,012	$5,192	$(21,104)

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the Company’s income tax provision as compared to the tax provision for continuing operations calculated by applying the statutory federal tax rate (35%) to the income (loss) from continuing operations before income taxes are as follows:

	Year Ended June 30,
	2006	2005	2004
	(in 000s)
Computed expected income tax (benefit) expense at 35%	$(23,555)	$(6,779)	$21,844
Partnership income attributable to minority interest	(557)	(1,306)	(808)
State income taxes, net of federal benefit	(897)	(149)	2,987
Foreign earnings subject to U.S. tax	835	572	463
Change in valuation allowance	175	2,149	(1,809)
Net increase in accrual for potential tax contingencies	—	3,049	564
Tax credits	(198)	(3,018)	(3,120)
Extraterritorial income deduction	(1,392)	(105)	—
Other, net	1,577	395	983
	$(24,012)	$(5,192)	$21,104

The major components of the deferred tax assets and liabilities are as follows:

	June 30,
	2006	2005
	(in 000s)
Deferred tax assets:
Net operating loss carryforwards	$20,490	$23,789
Capital loss carryforwards	8,990	9,025
Foreign tax credit carryforwards	410	231
Other tax credits	11,841	11,811
Deferred revenue, net of cost of goods sold	10,154	8,509
Inventory obsolescence reserves	5,326	4,050
Deferred compensation for tax purposes	4,730	4,780
Share-based compensation	5,031	—
Financing lease assets	1,808	1,827
Bad debt reserves	2,370	4,227
Intangible assets	5,645	—
Accruals not currently deductible for tax purposes	21,420	13,471
Other	1,652	2,511
Total gross deferred tax assets	99,867	84,231
Less: Valuation allowance	(11,350)	(11,174)
Deferred tax assets	$88,517	$73,057
Deferred tax liabilities:
Property and equipment	$4,905	$6,677
Intangible assets	9,001	10,811
Deferred lease revenue	61	5,130
Other	3,128	3,007
Total gross deferred tax liabilities	17,095	25,625
Net deferred tax assets	$71,422	$47,432

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has not provided income taxes on approximately $2.6 million of undistributed earnings from certain foreign subsidiaries. The Company plans to invest the earnings in the foreign subsidiaries and therefore has not recorded a deferred tax liability associated with the undistributed earnings.

At June 30, 2006, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $53.7 million subject to limitations under Section 382 of the Internal Revenue Code (“Section 382”). Section 382 limits the amount of losses available per year for use against future taxable income. Based on the Company’s projections of taxable income, the Company expects to utilize 100% of its net operating loss carryforwards. The Company also has capital loss carryforwards of approximately $25.4 million. Capital losses can be carried forward 5 years and offset future fixable capital gains. The Company’s capital loss carryforwards begin to expire in 2007.

The Company’s net operating loss carryforwards will begin to expire in 2022. At June 30, 2006, the Company had $0.4 million in foreign tax credit carryforwards, Alternative Minimum Tax (“AMT”) credit carryforwards of approximately $3.6 million, and a research and development tax credit carry forward of approximately $11.2 million. Foreign tax credits have a 100% valuation allowance as the Company does not expect to be able to utilize these credits before their expiration. AMT credits are available to be carried forward indefinitely and may be utilized against regular U.S. corporate tax to the extent it does not exceed computed AMT calculations. Research and developmental credits have a carry forward period of 20 years and begin to expire in 2015. The Company expects to utilize all of its AMT and research and development tax credits.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information is related to the consolidated statements of cash flows:

	Year Ended June 30,
	2006	2005	2004
	(in 000s)
Cash paid for interest	$22,333	$17,509	$23,967
Cash paid for income taxes	2,322	1,901	4,954
Non-cash investing and financing transactions:
Reclassify property, plant and equipment to inventory	12,127	9,923	7,732
Inventory in transit	1,563	—	—
Capital leases	2,881	—	—
Notes payable issued in acquisitions	—	28,000	4,000
Value of restricted stock issued in partial satisfaction of subordinated debt and accrued interest	—	14,312	—
Value of restricted stock issued in SDG acquisition	—	—	11,949
Value of restricted stock issued to employees	3,491	2,314	6,500
Value of warrants issued in MindPlay acquisition	—	—	886
Consolidation of variable interest entities	(1,098)	6,044	—
Deferred taxes/goodwill adjustments related to SDG acquisition	—	6,124	—

16. RESTRUCTURING CHARGES

During fiscal 2005, the Company undertook a review of its operations and reduced its workforce during the September 2004 quarter and the March 2005 quarter. As a result of these reductions in workforce, the Company incurred charges totaling $3.7 million for the year ended June 30, 2005, which is primarily related to the Gaming and Systems segment. The balance of the accrued liability for unpaid severance costs is as follows:

	2006	2005
	(in 000s)
Beginning balance	$1,290	$—
Additions to the accrual	—	3,654
Amounts paid	835	2,364
Ending balance	$455	$1,290

The workforce reduction completed in the March 2005 quarter included a change in the Company’s European distribution operations. The Company has accrued a tax liability of $1.4 million for the estimated tax obligation resulting from this restructuring.

17.  IMPAIRMENT CHARGES

As a result of a change in the Company’s branding strategy and a review of its overall operations during the year ended June 30, 2006, the Company determined that certain of its acquired intangible assets related to tradenames and other intellectual property used by Bally Equipment and Systems were no longer recoverable. The Company evaluated the carrying value of these assets and determined that several were impaired. Consequently, the Company recorded an impairment charge of $4.5 million related to indefinite

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

lived intangible assets, consisting of the SDG trade name, and an impairment charge of $11.1 million related to finite lived intangible assets, primarily consisting of acquired patents.

During the year ended June 30, 2005, the Company performed a review of its intellectual property rights for various games used on certain legacy platforms. This review resulted from the declining sales of these legacy games during fiscal 2005. The Company evaluated the carrying value of certain intellectual property assets and determined that several were no longer recoverable and were, therefore, deemed to be impaired. The impairment charge totaled $1.3 million.

The Company entered into an agreement during fiscal 2004 to provide a development loan to a Native American tribe to further their pursuit of developing a gaming facility. The amounts advanced under the terms of the loan totaled $1.5 million, and the Company was not obligated for any additional advances. During the quarter ended March 31, 2005, the tribe received an adverse court ruling which the Company determined materially impaired the tribe’s ability to repay the loan. Therefore, the Company recorded an impairment charge for the full amount of the loan during the year ended June 30, 2005.

18. INVENTORY AND RELATED ASSET WRITE-DOWNS

In fiscal 2005, the Company faced declining demand for gaming devices based on our legacy platform, and therefore, reassessed this particular portion of our inventory. In October 2004, a strategic decision was made to move to our new Alpha OS platform, which was made commercially available in April 2005 in most markets.

The decision to move to the a new technology platform, the targeting of used equipment for non-domestic markets, and the consolidation of certain warehouses all led to accelerated disposals of legacy products in both fiscal 2006 and 2005. The Company regularly updates estimates for the net realizable value of inventories due to the subjectivity involved in projecting sales volumes, used game sales values, refurbishment costs, and customer demand in non-domestic jurisdictions.

We regularly review inventory quantities and values. This process includes examining the carrying values of new and used gaming devices, parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of our inventories, the current and projected sales levels for such products, the projected markets for such products both domestically and internationally, the costs required to sell the products, including refurbishment costs and importation costs for international shipments, and the overall projected demand for products once the next generation of products are scheduled for release.

As a result of the Company’s ongoing analysis of inventory valuations, the Company recognized inventory write-downs totaling $14.2 million and $21.9 million during the year ended June 30, 2006 and 2005, respectively, which are included in cost of gaming equipment and systems in the accompanying consolidated statements of operations.

During the quarter ended March 31, 2006, the Company determined certain of its leased gaming equipment was no longer deployable as a result of a shifting market demand towards newer products that incorporate more innovative features. As a result, the Company committed to a plan to abandon certain of these assets. The Company recorded an abandonment charge of $1.0 million.

The Company also recorded a write-down of leased gaming equipment totaling $3.2 million during the year ended June 30, 2005.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. COMMITMENTS AND CONTINGENCIES

Commitments

The Company is obligated under several agreements to pay certain royalties ranging from approximately $100 to $2,300 per applicable game depending on the components in the gaming machines. Total royalty expense for the Company for the years ended June 30, 2006, 2005 and 2004 was $19.9 million, $16.7 million and $9.4 million, respectively, and is included in the cost of gaming equipment and systems in the accompanying consolidated statements of operations. In addition, the Company has obtained the rights to certain game themes and intellectual property that call for payment of royalties based on either fixed amounts or variable amounts based on game performance. The Company also pays approximately $0.7 million annually for the use of the Bally trademark.

The Company leases certain office space, equipment, warehouse and repair facilities and other property locations under non-cancelable operating leases which are generally included in the selling, general and administrative expense. Operating rental expense is as follows:

	Year Ended June 30,
	2006	2005	2004
	(in 000s)
Continuing Operations:
Equipment and office space leases	$4,820	$6,257	$4,953
Sublease rental income	(434)	—	—
	$4,386	$6,257	$4,953

	2006	2005	2004
Discontinued Operations:
Contingent route location leases	$—	$—	$147,062
Fixed route location leases	—	—	17,326
Equipment and office space leases	—	—	1,170
	—	—	165,558
Sublease rental income	—	—	—
	$—	$—	$165,558

During fiscal 2005 and 2004, the Company had locations where the Company operated gaming devices (“Route Location Leases”), which were included in the cost of route operations. Such leases provided for sharing of the net gaming win between the Company and the location owner and were cancelable at any time by either party. Such leases were part of the net assets sold as part of the disposition of the Company’s Nevada and Louisiana route operations.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The contractual lease commitments for each of the five fiscal years subsequent to June 30, 2006 are as flows:

Year Ended June 30,	(in 000s)
2007	$4,977
2008	3,867
2009	3,084
2010	2,142
2011	1,774
Total	$15,844

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

In June and July 2004, putative class actions were filed against the Company and its officers, Robert Miodunski, Robert Saxton, Mark Lerner and Steven Des Champs, in the United States District Court for the District of Nevada. The nearly identical complaints alleged violations of the Securities Exchange Act of 1934, as amended, stemming from revised earnings guidance, declines in the stock price and sales of stock by insiders. The complaints sought damages in unspecified amounts. The Federal District Court granted the plaintiffs’ unopposed motions to consolidate the cases and to appoint a lead counsel and a lead plaintiff, and the plaintiffs filed a consolidated complaint, all as is customary in such cases. The Company and the other defendants have moved to dismiss the complaint. Thereafter, activity in the case was stopped

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and the parties participated in a mediation process during which the parties agreed on the terms of a settlement. The parties have negotiated and executed settlement documents settling both the consolidated class action and the derivative case discussed below. Under the settlement, which is subject to court approval, an aggregate of $16 million in cash, plus certain interest, will be paid to settle the securities class action as well as the derivative litigation discussed below. The Company will pay $1.25 million, which was accrued in the Company’s financial statements for the quarter ended September 30, 2005. The Company also incurred approximately $1.9 million in legal fees and related costs in the twelve months ended June 30, 2006. In addition to certain governance actions the Company has agreed to undertake in connection with the settlement, the Company’s directors and officers insurer will contribute $14.75 million to the settlement.

In July 2004, two derivative lawsuits were filed in Nevada state court against the members of the board of directors and the officers listed above. The Company was named as a nominal defendant in the derivative lawsuits as the claims were purportedly asserted for the benefit of Bally Technologies, Inc. These lawsuits asserted claims for breach of fiduciary duty and waste of corporate assets arising out of the same events as those giving rise to the class actions described above, and sought injunctive relief and damages in unspecified amounts. These two cases were consolidated, and the Company and the other defendants moved to dismiss the case. In February 2005, the state district court granted the defendants’ motion and dismissed the case. The plaintiffs appealed the dismissal to the Nevada Supreme Court, which referred the matter to its settlement conference program. The parties met with a court-appointed settlement judge on December 15, 2005, and agreed to settle the case for $8,000 and on February 2, 2006, the Nevada Supreme Court entered its order formally dismissing the appeal, thereby terminating the case. Although management believes the plaintiffs’ lawsuit and appeal were without merit, it determined that the settlement was in the best interests of the Company.

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

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In May 2006, IGT filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware. The complaint asserts that the Company’s Power Bonusing products infringe patents held by IGT, and seeks injunctive relief and damages in unspecified amounts. IGT’s motion for a preliminary injunction is pending. The Company believes IGT’s claims, including its request for preliminary relief, are without merit and is vigorously defending itself against the lawsuit.

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

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. SEGMENT AND GEOGRAPHICAL INFORMATION

The Company currently operates in two business segments: (i) Bally Gaming and Systems which includes the 1) sale of gaming machines (Gaming Equipment), 2) sales of computerized monitoring systems and related recurring hardware and software maintenance revenue (Systems) and 3) operation of wide-area progressive systems, and lease of gaming machines (Gaming Operations) and (ii) Casino Operations which owns and operates one regional casino. The accounting policies of these segments are consistent with Company’s policies for the consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents information as to the Company’s revenues, operating income (loss), identifiable assets, capital expenditures and depreciation and amortization by segment:

	Year Ended June 30,
	2006	2005	2004
	(in 000s)
Revenues:
Gaming Equipment and Systems	$494,498	$431,070	$424,327
Casino Operations	52,646	52,037	52,280
Total revenues	$547,144	$483,107	$476,607
Inter-segment revenues:
Gaming Equipment and Systems	$746	$518	$578
Casino Operations	—	—	—
Total inter-segment revenues	$746	$518	$578
Gross profit:
Gaming Equipment and Systems	$202,550	$189,584	$231,576
Casino Operations	34,144	33,310	32,237
Total gross profit	$236,694	$222,894	$263,813
Operating income (loss):
Gaming Equipment and Systems	$(30,307)	$(2,724)	$86,148
Casino Operations	17,408	16,775	16,942
Corporate/other	(30,275)	(18,502)	(14,254)
Total operating (loss) income	$(43,174)	$(4,451)	$88,836
Identifiable assets:
Gaming Equipment and Systems	$572,156	$550,611	$542,958
Casino Operations	44,635	43,094	41,790
Corporate/other	71,090	61,229	184,737
Total identifiable assets	$687,881	$654,934	$769,485
Goodwill:
Gaming Equipment and Systems	$161,303	$161,444	$127,672
Casino Operations	—	—	—
Corporate/other	—	—	—
Total goodwill	$161,303	$161,444	$127,672
Capital expenditures:
Gaming Equipment and Systems	$8,478	$6,942	$8,396
Casino Operations	5,069	4,325	2,716
Corporate/other	414	1,163	728
Total capital expenditures	$13,961	$12,430	$11,840
Depreciation and amortization:
Gaming Equipment and Systems	$20,577	$15,813	$10,016
Casino Operations	3,481	3,296	2,780
Corporate/other	1,386	1,342	1,525
Total depreciation and amortization	$25,444	$20,451	$14,321

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has operations based primarily in the United States with a significant sales and distribution office based in Europe.

The table below presents information as to the Company’s revenues, operating income (loss), identifiable assets capital expenditures and depreciation and amortization by geographic region determined based upon the location of the customer:

	Year Ended June 30,
	2006	2005	2004
	(in 000s)
Revenues:
United States	$516,137	$456,078	$445,318
Europe	15,188	13,314	24,817
Other foreign	15,819	13,715	6,472
Total revenues	$547,144	$483,107	$476,607
Gross profit:
United States	$223,449	$214,333	$251,194
Europe	7,655	4,249	10,975
Other foreign	5,590	4,312	1,644
Total gross margin	$236,694	$222,894	$263,813
Operating income (loss):
United States	$(42,674)	$155	$87,769
Europe	(1,179)	(6,863)	1,686
Other foreign	679	2,257	(619)
Total operating income (loss)	$(43,174)	$(4,451)	$88,836
Identifiable assets:
United States	$632,343	$604,453	$714,219
Europe	32,482	33,336	43,661
Other foreign	23,056	17,145	11,605
Total identifiable assets	$687,881	$654,934	$769,485
Goodwill:
United States	$143,145	$143,491	$109,498
Europe	18,158	17,953	18,174
Other Foreign	—	—	—
Total goodwill	$161,303	$161,444	$127,672
Capital expenditures:
United States	$13,588	$11,283	$11,145
Europe	309	1,140	684
Other foreign	64	7	11
Total capital expenditures	$13,961	$12,430	$11,840
Depreciation and amortization:
United States	$23,587	$19,098	$13,491
Europe	772	737	636
Other Foreign	1,085	616	194
Total depreciation and amortization	$25,444	$20,451	$14,321

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. 401(k) PLAN

The Company is the sponsor of the Bally Technologies, Inc. 401(k) Savings Plan (the “401(k) Plan”). The 401(k) Plan was adopted for domestic employees of Bally Technologies, Inc. and all its domestic subsidiaries. Employees may enroll in the plan after meeting certain age and length of employment criteria, and plan participants may defer up to 25% of their compensation, up to certain IRS imposed limitations.

The Company matches 50% of any participant’s contributions, up to the first 6% of their compensation (as the term “compensation” is defined in the 401(k) plan document). Company matching contributions totaled approximately $1.3 million, $1.5 million and $0.8 million for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

For participants hired through December 31, 2000, employee and employer matching contributions were 100% vested immediately. For employees hired on or after January 1, 2001, vesting of the employer match is on a 20%, 5-year vesting schedule. Employer profit sharing contributions are 100% vested after the completion of three years of service.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth unaudited quarterly financial information for the years ended June 30, 2006 and 2005.

	Fiscal Year 2006 Quarterly Results
	September 30,	December 31,	March 31,	June 30,
	(in 000s, except per share data)
Statement of Operations Data:
Revenues	$106,350	$128,453	$156,311	$156,030
Cost of gaming equipment, systems and casino operations	53,180	70,205	94,742	92,323
Selling, general and administrative	41,842	47,007	49,281	55,626
Loss from continuing operations before income taxes and minority interest	(10,102)	(13,428)	(26,372)	(17,398)
Income tax benefit	4,133	4,702	9,839	5,338
Loss from continuing operations	(8,379)	(8,903)	(16,759)	(13,154)
Income from discontinued operations	—	—	—	1,124
Net loss	$(8,379)	$(8,903)	$(16,759)	$(12,030)
Basic and diluted loss per share from continuing operations	$(0.16)	$(0.17)	$(0.32)	$(0.25)
Basic and diluted loss per share from discontinued operations	—	—	—	0.02
Basic and diluted loss per share	$(0.16)	$(0.17)	$(0.32)	$(0.23)

	Fiscal Year 2005 Quarterly Results
	September 30,	December 31,	March 31,	June 30,
	(in 000s, except per share data)
Statement of Operations Data:
Revenues	$119,641	$124,435	$121,689	$117,342
Cost of gaming equipment, systems and casino operations	59,666	70,562	67,430	62,555
Selling, general and administrative	45,074	40,765	38,869	35,221
Loss from continuing operations before income taxes and minority interest	(4,074)	(5,165)	(7,650)	(2,481)
Income tax benefit (expense)	1,679	2,901	(521)	1,133
Loss from continuing operations	(2,894)	(3,409)	(9,078)	(2,528)
Income (loss) from discontinued operations	(4,391)	15	(395)	117
Net loss	$(7,285)	$(3,394)	$(9,473)	$(2,411)
Basic and Diluted loss per share from continuing operations	$(0.06)	$(0.07)	$(0.18)	$(0.05)
Basic and Diluted loss per share from discontinuing operations	(0.08)	—	(0.01)	—
Basic and Diluted loss per share	$(0.14)	$(0.07)	$(0.19)	$(0.05)