Form 10-Q
period 2006-09-30
BALLY TECHNOLOGIES, INC.
filed 2007-06-20
CIK 2491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

The number of shares of Common Stock, $0.10 par value, outstanding as of June 15, 2007, according to the records of the registrant’s registrar and transfer agent was 53,972,000, which does not include 587,000 shares held in treasury.

EXPLANATORY NOTE

As previously disclosed on the Form 12b-25 of Bally Technologies, Inc. (“Bally,” the “Company,” or “we”), filed with the Securities and Exchange Commission (the “SEC”) on November 13, 2006, the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 was originally delayed due to the significant amount of additional time and resources necessary to complete our amended and restated Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (the “2005 10-K/A”), which was filed with the SEC on October 31, 2006.  The filing of this Quarterly Report on Form 10-Q was further delayed by the significant amount of time and resources necessary to complete our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2005, December 31, 2005 and March 31, 2006, as well as our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (the “2006 10-K”), which was filed with the SEC on March 15, 2007. Furthermore, the preparation of the financial information presented in this Quarterly Report on Form 10-Q required additional time and resources because it was prepared while certain material weaknesses existed in our internal control over financial reporting.

I N D E X

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2006 and June 30, 2006

Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2006 and 2005

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2006 and 2005

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 6.	Exhibits

SIGNATURES

PART I

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2006	2006
	(in 000s, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$14,068	$16,425
Restricted cash	15,587	14,484
Accounts and notes receivable, net of allowances for doubtful accounts of $7,536 and $8,073	133,728	135,497
Inventories	72,929	69,995
Income taxes receivable	955	266
Deferred tax assets, net	51,374	51,374
Other current assets	37,884	41,313
Total current assets	326,525	329,354
Long-term investments (restricted)	9,811	8,984
Long-term receivables	5,901	6,436
Property, plant and equipment, net of accumulated depreciation of $47,261 and $49,756	73,422	68,464
Leased gaming equipment, net of accumulated depreciation of $69,542 and $64,160	46,359	43,408
Goodwill	161,364	161,303
Intangible assets, net of accumulated amortization of $23,994 and $23,963	26,385	27,656
Deferred tax assets, net	19,376	20,048
Other assets, net	26,580	22,228
Total assets	$695,723	$687,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,826	$39,622
Accrued liabilities	79,418	86,131
Jackpot liabilities	12,816	13,139
Deferred revenue	47,003	47,081
Current maturities of long-term debt and capital leases, including $5,219 and $6,600 owed to related parties	12,971	12,864
Total current liabilities	190,034	198,837
Long-term debt and capital leases, net of current maturities, including $8,981 and $7,600 owed to related parties	321,569	315,482
Other liabilities	33,207	28,800
Total liabilities	544,810	543,119
Minority interest	1,095	684
Commitment and Contingencies (Note 9)
Stockholders’ equity:
Special stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 115 shares issued and outstanding	12	12
Common stock, $.10 par value; 100,000,000 shares authorized; 53,592,000 and 52,880,000 shares issued and 53,066,000 and 52,354,000 outstanding	5,353	5,283
Treasury stock at cost, 526,000 and 526,000 shares	(665)	(665)
Additional paid-in capital	225,481	219,472
Accumulated other comprehensive income	1,237	1,351
Accumulated deficit	(81,600)	(81,375)
Total stockholders’ equity	149,818	144,078
Total liabilities and stockholders’ equity	$695,723	$687,881

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,
	2006	2005
	(in 000s, except per share amounts)
Revenues:
Gaming equipment and systems	$141,963	$94,795
Casino operations	11,839	10,645
	153,802	105,440
Costs and expenses:
Cost of gaming equipment and systems	72,887	48,897
Cost of casino operations	4,462	4,283
Selling, general and administrative	50,044	40,932
Research and development costs	12,556	10,257
Depreciation and amortization	5,433	5,873
	145,382	110,242
Operating income (loss)	8,420	(4,802)

Other income (expense):
Interest income	911	903
Interest expense	(7,921)	(5,932)
Other, net	250	(271)

Income (loss) before income taxes and minority interest	1,660	(10,102)
Income tax benefit (expense)	(671)	4,133
Minority interest	(1,214)	(2,410)

Net loss	$(225)	$(8,379)

Basic and diluted loss per share	$0.00	$(0.16)

Weighted average shares outstanding:
Basic and diluted	52,901	52,138

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2006	2005
	(in 000s)
Cash flows from operating activities:
Net loss	$(225)	$(8,379)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,153	12,556
Share-based compensation	3,752	2,742
Deferred income taxes	673	(4,088)
Provision for doubtful accounts	230	(1,027)
Inventory and other asset write-downs	4,446	3,858
Other	5,497	6,111
Changes in operating assets and liabilities:
Accounts and notes receivable	2,074	(12)
Inventories	(8,531)	(3,512)
Other current assets	(3,122)	(17)
Accounts payable	(3,234)	(9,046)
Accrued liabilities, deferred revenue and jackpot liabilities	(2,292)	8,430
Net cash provided by operating activities	14,421	7,616

Cash flows from investing activities:
Additions to property, plant, and equipment	(3,968)	(1,971)
Additions to leased gaming equipment	(20,565)	(9,035)
Restricted cash and investments	(1,033)	(534)
Additions to other long-term assets	(841)	(1,705)
Net cash used in investing activities	(26,407)	(13,245)

Cash flows from financing activities:
Proceeds from revolving credit facility	5,000	—
Payments on revolving credit facility	(5,000)	—
Reduction of long-term debt	(1,927)	(1,054)
Proceeds from sale lease-back arrangement	9,209	—
Proceeds from exercise of stock options	2,327	173
Net cash provided by (used in) financing activities	9,609	(881)

Effect of exchange rate changes on cash	20	6

Cash and cash equivalents:
Decrease for period	(2,357)	(6,504)
Balance, beginning of period	16,425	33,170
Balance, end of period	$14,068	$26,666

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC.
FORM 10-Q
Notes to Unaudited Condensed Consolidated Financial Statements

1.             BASIS OF PRESENTATION

Principles of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of Bally Technologies, Inc., a Nevada corporation, and its subsidiaries (“Bally” or the “Company”) for the respective periods presented.  The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 as filed with the SEC on March 15, 2007.

Bally is a diversified, worldwide gaming company that designs, manufactures, distributes and operates gaming machines and computerized monitoring systems for gaming machines and owns and operates one casino.

The Company is the general partner of Rainbow Casino Vicksburg Partnership (“RCVP”), which operates the Rainbow Casino in Vicksburg, Mississippi.  Pursuant to transactions consummated in March 1995, the Rainbow Corporation, which was the former general partner of RCVP, became a limited partner entitled to receive 10% of the net available cash flows of RCVP after debt service and other items, as defined in the limited partnership agreement, which increases to 20% of the incremental amount of revenues in excess of $35.0 million, payable quarterly through December 31, 2010.  The Company holds the remaining economic interest in the partnership.  The Company announced in October 2006 that it is evaluating alternatives with respect to the possible sale of the Rainbow Casino.  The Company consolidates RCVP and records an adjustment to reflect the portion of the earnings of RCVP attributable to the minority shareholders.  As of September 30, 2006, RCVP did not meet the requirements for classification as an asset held for sale or discontinued operations.

The Company also consolidates certain Atlantic City progressive trusts in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 46R, Consolidation of Variable Interest Entities, which addresses consolidation by a business enterprise of variable interest entities (“VIE’s”) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (2) hold a significant variable interest in, or have significant involvement with, an existing VIE.  As of September 30, 2006 and June 30, 2006, the Company consolidated $5.8 million and $4.7 million, respectively, in total assets and liabilities, primarily consisting of restricted cash accounts and restricted investments (included in other assets in the condensed consolidated balance sheets) and related jackpot liabilities.  The following revenues and costs were also consolidated:

	Three Months Ended September 30,
	2006	2005
	(in 000s)
Gaming equipment and systems revenue	$2,346	$2,620
Cost of gaming equipment and systems	1,484	938

All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Pursuant to Emerging Issues Task Force (EITF) Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future, and EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), the Company has concluded that certain promotional expenses, representing coupons redeemable for cash incentives, should be presented as an offset against casino operations revenue. Accordingly, we have reclassified $0.9 million, for the three months ended September 30, 2005, from selling, general and administrative expense as an offset against casino operations revenue to conform to the current period presentation.

Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market.  Cost elements included in work-in-process and finished goods include raw materials, freight, direct labor and manufacturing overhead.

The Company recorded inventory write-downs totaling approximately $4.4 million and $3.9 million, respectively, during the three month periods ended September 30, 2006 and 2005.  These charges are classified in cost of gaming equipment and systems in the consolidated statements of operations.

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

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements to facilitate comparisons between companies using different measurement attributes for similar types of assets and liabilities. The statement is effective for fiscal years beginning after November 15, 2007, and accordingly, the Company expects to adopt SFAS No. 159 beginning in fiscal 2009. Earlier application is permitted provided the Company also applies the provisions of SFAS No. 157, Fair Value Measurements. The Company is currently in the process of evaluating the impact SFAS No. 159 will have on its consolidated results of operations, financial position and cash flows.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. The provisions of SAB No. 108 were effective beginning with the Company’s fiscal year ending June 30, 2007.  The adoption SAB No. 108 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

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

2.             EARNINGS (LOSS) PER SHARE

The computation of basic and diluted loss per share applicable to the Company’s common stock is as follows:

	Three Months Ended September 30,
	2006	2005
	(in 000s, except per share amounts)
Net loss	$(225)	$(8,379)

Weighted average common shares outstanding:
Basic and diluted	52,901	52,138

Basic and diluted loss per share	$0.00	$(0.16)

For the three months ended September 30, 2006 and 2005, all potentially dilutive securities were excluded from the calculation as their inclusion would have been anti-dilutive due to the net loss reported.  Such securities consist of the following:

	Three Months Ended September 30,
	2006	2005
	(in 000s)
Stock options	8,800	9,170
Warrants	100	100
Restricted stock	566	554
Total	9,466	9,824

As of September 30, 2006 and 2005, the Company also had certain related party debt outstanding which is convertible into common stock at the Company’s discretion.  The potential dilution from the convertible debt has not been included in the diluted loss per share computation for the three months ended September 30, 2006 and 2005, due to the reported net loss for the periods.  Assuming the conversion occurred on September 30, 2006 and 2005, an additional 0.7 million and 1.3 million shares, respectively, would have been outstanding as a result of the conversion.

3.             SHARE-BASED COMPENSATION

In December 2001, the Company’s shareholders approved the 2001 Long-Term Incentive Plan (as amended, the “2001 Plan”). The 2001 Plan provides for the issuance of up to 10,550,000 shares of common stock to Company employees, directors and designated paid consultants, which amount consists of up to 900,000 shares of restricted stock or Restricted Stock Units (“RSUs”). Generally, options are granted at the fair value of the Company’s common stock at the date of grant and are exercisable over ten years.

Effective July 1, 2005, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment, which established accounting for equity instruments exchanged for employee services. SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by the Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the

vesting period of the equity grant).   In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, which provided interpretive guidance on SFAS No. 123R valuation methods, assumptions used in valuation models, and the interaction of SFAS No. 123R with existing SEC guidance. SAB No. 107 also requires the classification of share-based compensation expense in the same financial statement line as cash compensation, and therefore, impacted the Company’s cost of gaming equipment and systems, casino operations (and related gross profits and margins), research and development costs, and selling, general and administrative expenses.

The following table presents share-based compensation expense included in the Company’s condensed consolidated statements of operations:

	Three Months Ended September 30,
	2006	2005
	(in 000s)
Selling, general and administrative	$3,346	$2,490
Research and development	375	231
Cost of gaming and equipment	31	21
Share-based compensation expense before tax	3,752	2,742
Income tax benefit	1,313	959
Net share-based compensation expense	$2,439	$1,783

As of September 30, 2006, there was $24.7 million of total unrecognized compensation expense related to the unvested portion of stock options which will be recognized over the next four years.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s common stock over the option’s expected term, the risk-free interest rate over the option’s expected term and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option granted during the periods referenced below was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended September 30,
	2006	2005
Weighted Average:
Expected option term (in years)	6.25	6.38
Expected volatility	58.58%	62.03%
Risk-free interest rate	4.88%	3.72%
Expected annual dividend yield	—	—

Stock option activity as of and for the three months ended September 30, 2006 is summarized below:

	Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)	(per share)	(years)	(in 000s)
Balance outstanding as of June 30, 2006	9,640	$14.61	6.41	$32,290
Granted	301	15.92
Exercised	(611)	3.81
Forfeited or expired	(382)	15.67
Balance outstanding as of September 30, 2006	8,948	$15.34	6.47	$31,136

Exercisable as of September 30, 2006	5,257	$16.96	5.56	$14,300

Restricted stock and RSU activity as of and for the three months ended September 30, 2006 is summarized below:

	Weighted Average
	Shares	Grant Date Fair Value
	(in 000s)	(per share)
Balance outstanding as of June 30, 2006	647	$15.51
Granted	80	16.21
Forfeited or expired	—	—
Balance outstanding as of September 30, 2006	727	$15.59

Vested as of September 30, 2006	216	$15.12

4.             GOODWILL AND INTANGIBLE ASSETS

Finite lived intangible assets

Substantially all of the Company’s recorded intangible assets are subject to amortization.  Finite lived intangible assets are comprised of the following:

	September 30, 2006	June 30, 2006
	(in 000s)
Amortizable intangible assets:
Patents and gaming related products	$20,402	$19,583
Less: accumulated amortization	(7,846)	(7,061)
	12,556	12,522

Licenses and other	$29,977	$32,036
Less: accumulated amortization	(16,148)	(16,902)
	13,829	15,134

Total	$26,385	$27,656

Goodwill

The changes in the carrying amount of goodwill for the three month period ended September 30, 2006, are as follows:

(in 000s)
Balance at June 30, 2006	$161,303
Foreign currency translation adjustment	61
Balance at September 30, 2006	$161,364

5.             LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital leases consist of the following:

	September 30, 2006	June 30, 2006
	(in 000s)
Revolving credit facility	$—	$—
Term loan facility	310,507	311,382
Capital lease obligations	9,812	2,399
Related party debt (see Note 6)	14,200	14,200
Other, generally unsecured	21	365
Long-term debt and capital leases	334,540	328,346
Less current maturities	12,971	12,864
Long-term debt and capital leases, less current maturities	$321,569	$315,482

The Company’s debt structure at September 30, 2006 consists primarily of a term loan facility and a $75.0 million revolving credit facility, which are limited by a current leverage ratio and debt owed to related parties. The term loan requires principal reductions of approximately 1% per annum paid quarterly, with a balloon payment due in September 2009.  The revolving credit facility commitment reduces annually until it comes due in September 2008.  As of September 30, 2006, the term loan had an interest rate of 9.33%, based on LIBOR plus 3.75%, and the revolving credit facility had an interest rate of 7.87%, based on LIBOR plus 2.50%. On January 4, 2007, the Company initiated its next LIBOR-based term loan interest rate period (for a term of six months) based on the interest rate formula of LIBOR plus 3.25%, which was 8.61%.

The term loan and the revolving credit facility are collateralized by substantially all of the Company’s domestic property and are guaranteed by each of the Company’s domestic subsidiaries, other than the entity that holds the Company’s interest in its Rainbow Casino operations, and are secured by a pledge agreement. The loan agreement governing the term loan and the revolving credit facility (the “Loan Agreement”) contains a number of maintenance and other covenants that, among other things, restrict the ability of the Company and the ability of certain of its subsidiaries to dispose of assets, incur additional indebtedness or issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of the Company’s subsidiaries, engage in mergers or acquisitions or certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities.  The Company was in compliance with these covenants as of September 30, 2006.

As of September 30, 2006, the Company was also in compliance with its financial covenants consisting of a leverage ratio, a fixed charges coverage ratio and a minimum of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (as EBITDA is defined in the Loan Agreement). The leverage ratio is computed as total average debt outstanding during the quarter divided by the trailing 12 months EBITDA, excluding certain cash and non-cash charges. The Company’s leverage ratio as of September 30, 2006 was 3.48 times versus a maximum allowable of 4.00 times. The maximum allowable leverage ratio declines to 3.75 as of December 31, 2006 and 3.50 as of September 30, 2007, through the remaining term of the Loan Agreement.

In October 2006, the Company executed an amendment to the Loan Agreement, which, among other things, (i) extended the due date for the  delivery of the Company’s audited financial statements for the fiscal year ended June 30,

2006 to December 31, 2006, (ii) provided that the Company deliver its quarterly reports on Form 10-Q for the Fiscal Quarters ended September 30, 2005, December 31, 2005 and March 31, 2006 no later than December 31, 2006, (iii) modified the definition of EBITDA to exclude up to $10 million of certain cash charges and (iv) clarified that the definition of EBITDA includes interest income on trade receivables.  In exchange for the concessions granted under the amendment the Company paid an administrative fee of $964,000, which was expensed in the quarter ended December 31, 2006.

In December 2006, the Company executed an additional amendment to the Loan Agreement, which extended the due date for the  delivery of the Company’s quarterly report on Form 10-Q for the Fiscal Quarter ended March 31, 2006 and its audited financial statements for the fiscal year ended June 30, 2006 to March 15, 2007.  In exchange for the concessions granted under the amendment the Company paid an administrative fee of $1.2 million, which was expensed in the quarter ended December 31, 2006.

Capital lease obligations represent amounts owed under lease or sale-lease back transactions primarily related to equipment used in the Company’s Gaming Equipment and Systems segment.  The leases are payable in thirty-six equal installments with interest imputed at a weighted average rate of 9.33%

The Company’s related party debt, which totaled approximately $14.2 million as of September 30, 2006, consists primarily of the debt owed to the former principals of Sierra Design Group (“SDG”) and MindPlay LLC (“MindPlay”). See Note 6, Related Party Transactions, below regarding related party debt.

6.             RELATED PARTY TRANSACTIONS

The Company completed the acquisition of all of the assets of SDG during fiscal 2005 and substantially all of the assets and liabilities of MindPlay during fiscal 2004.  In each acquisition, a portion of the consideration included subordinated debt issued to the former principals of each business.  Certain of the former principals are now employees of the Company, and therefore, such debt is considered to be owed to related parties.  The interest rates on the outstanding debt range from a variable rate of LIBOR plus 2% to a fixed rate of 6%.  The following table presents the outstanding related party debt and interest rates as of the period referenced:

	September 30, 2006		June 30, 2006
	Interest Rate	Outstanding Debt	Interest Rate	Outstanding Debt
	(in 000s)
SDG	6.39%	$11,200	6.39%	$11,200
MindPlay	6.00%	3,000	6.00%	3,000
Related party debt		14,200		14,200
Less current maturities		5,219		6,600
Related party debt, less current maturities		$8,981		$7,600

The note payable to the former principals of SDG of $11.2 million is payable in annual installments through 2009.  At the Company’s discretion, the principal and accrued interest thereon can be paid in cash, or can be converted into shares of the Company’s common stock using the average stock price for the 20 business days prior to the delivery of such shares.

In February 2004, the Company acquired substantially all of the assets and liabilities of MindPlay.  The initial purchase price included, among other things, the issuance of a $4.0 million note payable.  As provided for in the acquisition agreement, under certain circumstances, the Company may offset 50% of all damages (including reasonable attorneys’ fees) up to the entire amount due under the promissory note in connection with an indemnification claim against the former shareholders of MindPlay related to the Company’s patent lawsuit with Shuffle Master, Inc. (“Shuffle Master”) and International Game Technology (“IGT”) which is described below in Note 9, Commitments and Contingencies.

The Company leases a warehouse and office facility from an entity owned by Mr. Robert Luciano, a former principal of SDG and the Company’s Chief Technology Officer.  Rental payments totaled $112,000 and $103,000 for the three months ended September 30, 2006 and 2005, respectively.

7.             SEGMENTS AND GEOGRAPHICAL INFORMATION

The Company operates in two business segments: (i) Bally Gaming Equipment and Systems which designs, manufactures, assembles, distributes and operates gaming machines and computerized monitoring and bonusing systems for gaming machines, and (ii) Casino Operations which owns and operates a casino in Vicksburg, Mississippi. The accounting policies of these segments are consistent with the Company’s policies for the unaudited condensed consolidated financial statements.

The table below presents information as to the Company’s revenues and operating income (loss) by segment:

	Three Months Ended September 30,
	2006	2005
	(in 000s)
Revenues:
Gaming Equipment and Systems	$141,963	$94,795
Casino Operations	11,839	10,645
Total revenues	$153,802	$105,440

Inter-segment revenues:
Gaming Equipment and Systems	$82	$89
Casino Operations	—	—
Total inter-segment revenues	$82	$89

Operating income (loss):
Gaming Equipment and Systems	$11,034	$(1,428)
Casino Operations	4,035	3,321
Corporate/other	(6,649)	(6,695)
Total operating income (loss)	$8,420	$(4,802)

The Company’s operations are based primarily in the United States with sales and distribution offices in Europe and South America.

The table below presents information as to the Company’s revenues and operating income (loss) by geographic region:

	Three Months Ended September 30,
	2006	2005
	(in 000s)
Revenues:
United States	$145,220	$100,195
Europe	3,483	3,455
Other foreign	5,099	1,790
Total revenues	$153,802	$105,440

Operating income (loss):
United States	$7,994	$(4,355)
Europe	(449)	(552)
Other foreign	875	105
Total operating income (loss)	$8,420	$(4,802)

8.             SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information is related to the condensed consolidated statements of cash flows:

	Three Months Ended September 30,
	2006	2005
	(in 000s)
Cash paid for interest	$6,748	$5,631
Cash paid for income taxes	700	1,927

Non-cash investing and financing transactions:
Reclassify property, plant and equipment to inventory	$3,257	$1,761
Inventory in transit	1,082	—
Assets acquired through sale lease-back transaction	5,442	—
Unrealized gain on sale lease-back transaction	1,372	—
Consolidation of variable interest and entities	1,086	777

9.             COMMITMENTS AND CONTINGENCIES

In June and July 2004, putative class actions were filed against the Company and its officers, Robert Miodunski, Robert Saxton, Mark Lerner and Steven Des Champs, in the United States District Court for the District of Nevada. The nearly identical complaints alleged violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), stemming from revised earnings guidance, declines in the stock price and sales of stock by insiders. The complaints sought damages in unspecified amounts. The Federal District Court granted the plaintiffs’ unopposed motions to consolidate the cases and to appoint a lead counsel and a lead plaintiff, and the plaintiffs filed a consolidated complaint, all as is customary in such cases.  The Company and the other defendants moved to dismiss the complaint.  Thereafter, activity in the case was stopped and the parties participated in a mediation process during which the parties agreed on the terms of a settlement. The parties have negotiated and executed settlement documents settling both the consolidated class action and the derivative case discussed below. Under the settlement, which has received preliminary approval from the court, an aggregate of $16.0 million cash, plus certain interest, will be paid to settle the securities class action as well as the derivative litigation as discussed below.  The Company will pay $1.25 million, which was accrued in the Company’s financial statements for the quarter ended September 30, 2005. In addition to certain governance actions the Company has agreed to undertake in connection with the settlement, the Company’s directors and officers insurer will contribute approximately $14.75 million to the settlement.

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

In August 2004, Shuffle Master sued the Company in the United States District Court for the District of Nevada, alleging infringement of various patents in connection with the Company’s MindPlay product line and seeking injunctive relief and damages in an unspecified amount. In June 2005, it was announced that IGT had acquired an interest in the patents at issue in the case, and thereafter, IGT joined the case as a plaintiff.  In December 2005, the District Court issued a ruling construing the claim terms of all the patents in the suit. Management believes the plaintiffs’ lawsuit to be without merit, and the Company is vigorously defending against the lawsuit.

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

On December 7, 2004, IGT filed a patent infringement lawsuit against the Company in the United States District Court for the District of Nevada. The complaint asserts that the Company’s wheel-based games, such as Monte Carlo™, Lucky Wheel™ and Cash For Life™, its games with a reel in the top box, such as Bonus Frenzy™, and its iView™ products infringe on patents held by IGT, and seeks injunctive relief and damages in unspecified amounts. The Company believes IGT’s claims are without merit and is vigorously defending itself against the lawsuit. As part of its defense, the Company has asserted counterclaims against IGT, including claims that IGT’s patents are invalid, unenforceable and not infringed, as well as several claims that IGT has engaged in anti-competitive conduct in violation of state and federal antitrust laws. By its counterclaims, the Company is seeking damages and other relief from IGT. IGT’s motion to dismiss the Company’s antitrust claims was denied in January 2006, and in March 2007, the court denied IGT’s motions for summary judgment with respect to the antitrust claims dealing with the wheel game market.  The court issued claims construction rulings in May 2007.  No trial date has been set.

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

In May 2006, IGT filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware.  The complaint asserts that the Bally Power Bonusing™ products infringe patents held by IGT, and seeks injunctive relief and damages in unspecified amounts.  The Company believes IGT’s claims are without merit and is vigorously defending itself against the lawsuit.

The Company is also a party to various lawsuits relating to routine matters incidental to our business.  Management does not believe that the outcome of such litigation, including the matters above, in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 2.                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

We begin this Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our key operating business divisions and significant trends as of September 30, 2006.  This overview is followed by a detailed analysis of our results of operations and our financial condition as of, and for, the three months ended September 30, 2006.

Forward-Looking Statements

Certain matters in this Quarterly Report on Form 10-Q for the three months ended September 30, 2006 and our other filings with the SEC, including, without limitation, certain matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Quantitative and Qualitative Disclosures about Market Risk, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby.  Those statements reflect the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, future events and financial trends affecting the Company.

Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates” and similar expressions.  In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among other things, the impact of competition and uncertainties concerning such matters as the Company’s ability to service debt, product development, customer financing, sales to non-traditional gaming markets, foreign operations, dependence on key personnel, the ability to integrate future acquisitions, strict regulation by gaming authorities, the outcome of pending litigation matters including the pending securities class actions, gaming taxes, currency fluctuations and market risk and the potential adverse effects to our financial condition, results of operations or prospects as a result of the restatement of our prior period financial statements. Certain of these factors are discussed in the “Risk Factors” contained in the 2006 10-K.  Unless otherwise required by law, the Company undertakes no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise.

Our Business

We are a worldwide leader in the design, manufacture, assembly and distribution of technology based products to commercial gaming markets worldwide.  We also own and operate a riverboat, dockside casino in Vicksburg, Mississippi.

We derive our revenues from the following four sources:

•                  Gaming Equipment - Sale of gaming devices;

•                  Gaming Operations - Operation of wide-area progressive systems and the lease and rental of gaming machines;

•                  Systems - Sales of computerized monitoring systems and related recurring hardware and software maintenance revenue; and

•                  Casino Operations - Operation of the Rainbow Casino.

We design, manufacture, assemble, sell and operate a full range of technology based gaming devices through our Gaming Equipment division.  These devices are not mass produced and are normally configured under specific order to a customer’s particular requirements.  Gaming devices are differentiated from one another by a number of factors including, but not limited to, graphic design and theme, cabinet style, pay table, game layout, betting denomination and minimum/maximum betting amount.  Each gaming device typically contains an operating system referred to as a game platform.  The operating system manages the software needed to run the device.  Game platforms and the related computer systems are constantly updated and revised to keep pace with the ever-increasing complexity of modern game play requirements.  The constant change in game play requirements is driven by, among other things, changes in consumer demand, capacity, security and regulation. In fiscal 2005, we completed the successful migration from our legacy platforms, including the V7000 and EVO™, to the Linux-based ALPHA OS™ platform and operating system.  In fiscal 2006, we also extended the transition to the ALPHA OS to our mechanical reel spinning devices.  ALPHA OS is now the platform for each of our gaming device product offerings and, as a result, marketing of our legacy products has generally been discontinued.

The ALPHA OS is designed to separate the gaming operating system from the game layer, which enables game development in a much shorter time.  ALPHA OS is also designed to incorporate bonusing, free spin, scatter and other advanced game features, while providing internal and third-party developers with a secure, easy-to-use programming environment that incorporates an advanced set of development tools.  Moreover, ALPHA OS is designed to support server-based gaming initiatives, including download of game results, configuration and game content. Additionally, our layered architecture and modular design allow for adaptability and simplified requirement changes. The operating system, which is Linux-based, is compatible with the most common accounting and ticket systems and supports 20-plus bet lines, bonusing, multi-denomination and multi-pay table game configurations.  ALPHA OS also supports multi-level local and wide-area progressive products.

In addition to selling our gaming devices, we also offer our customers a wide range of lease and rental options through our Gaming Operations division.  We offer several economic arrangements that generate recurring revenues for us.  Specifically, these arrangements are available under four business models: linked progressive systems, centrally determined systems, lottery systems and rental or leased games.  In most cases, operating gaming devices under a lease or rental arrangement requires us to invest capital in the cost of manufacturing the gaming device and related equipment, purchasing signs and seating, and, in certain cases, acquiring certain intellectual property rights.

We believe the growth of the Gaming Equipment and Gaming Operations divisions is dependent on providing new titles, hardware and technologies with high entertainment value to casino patrons.

We design, program, test, market and support casino enterprise systems for a wide range of customers of varying size and complexity under our Systems division.  These systems typically provide casino operators features such as active, real-time monitoring tools for gaming devices, tools to collect and manage customer data, security to protect against theft and data loss, and marketing programs to enhance the gaming experience.  The use of system technology in gaming has grown in the past ten years from basic automation of manual activities to highly integrated mission critical applications.  We believe we are the only provider in the industry that offers a selection of technology platform options to its customers.  Our products operate on platforms such as Windows, AS/400 (iSeries) and UNIX that allows our customers to choose a technology solution that meets their existing or future infrastructure requirements. We market our system product solutions under the broad categories of Bally CMS® (Casino Management Systems), Bally SMS® (Slot Management Systems) and Bally TMS® (Table Management Systems).

We spent approximately 9% of revenue generated from our Bally Gaming Equipment and Systems segment for the three months ended September 30, 2006 on research and development to accelerate the use of technology in our gaming products.

Our Rainbow Casino is one of four casinos currently operating in the Vicksburg, Mississippi market and is run through our Casino Operations division. The facility includes a 33,000-square foot casino with 886 gaming devices and 12 table games, a 310-seat buffet-style restaurant and a 20,000-square foot conference center.  The Casino also includes the 89-room Rainbow Hotel, which is owned and operated by a third party.  Rainbow is marketed as a “locals” casino and draws mid-level gaming customers principally from within a 75-mile radius of Vicksburg.  Our promotions are focused primarily on direct mail and special promotional events.  The Company announced in October 2006 that it is evaluating alternatives with respect to the possible sale of the Rainbow Casino.  There can be no assurance that the Company will proceed with or complete the sale of the Rainbow Casino.

Results of Operations

Our results of operations include the accounts of Bally Technologies, Inc., and its wholly-owned and partially-owned subsidiaries.  We report our revenue and income in two segments: the Bally Gaming Equipment and Systems segment, which includes our Gaming Equipment, Gaming Operations and Systems divisions, and our Casino

Operations segment.  Revenue from our Bally Gaming and Systems segment represents approximately 92% of our total revenues for the three months ended September 30, 2006.

Bally Gaming Equipment and Systems

The summary financial results and operating statistics for our Bally Gaming Equipment and Systems segment for the three months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,
	2006	% Rev	2005	% Rev	Favorable/ (Unfavorable)
	(dollars in millions)
Revenues
Gaming Equipment	$63.9	45%	$37.3	39%	71%
Gaming Operations	39.1	28%	36.9	39%	6%
Systems	39.0	27%	20.6	22%	89%
Total revenues	$142.0	100%	$94.8	100%	50%

Gross margin
Gaming Equipment	$21.6	34%	$9.2	25%	135%
Gaming Operations	22.2	57%	19.0	51%	17%
Systems	25.2	65%	17.7	86%	42%
Total gross margin	$69.0	49%	$45.9	48%	50%

Selling, general and administrative	$41.2	29%	$32.4	34%	(27)%
Research and development costs	12.6	9%	10.3	11%	(22)%
Depreciation and amortization	4.3	3%	4.6	5%	7%
Operating income (loss)	$10.9	8%	$(1.4)	(1)%	879%

	Three Months Ended September 30,
	2006	2005	Favorable/ (Unfavorable)
Operating Statistics:
New gaming devices sold	3,427	2,800	22%
OEM units sold	1,145	21	5,352%
New unit average selling price	$12,011	$10,647	13%

Gaming monitoring units installed base	276,000	278,000	(1)%
Casino management systems installed base	530	535	(1)%
Systems managed cashless games	207,000	157,000	32%

End of period installed base:
Wide-area progressive	1,015	1,526	(33)%
Local-area progressive	570	554	(3)%
Total linked progressive systems	1,585	2,080	(24)%

Rental and daily-fee games	4,209	2,895	45%
Lottery Systems	4,889	5,663	(14)%
Centrally determined Systems	29,062	22,123	31%

Total revenues for our Bally Gaming Equipment and Systems segment increased $47.2 million, or 50%, for the three months ended September 30, 2006 as compared to the corresponding period in the prior year.  This increase was the result of higher revenues from our Gaming Equipment, Gaming Operations and Systems divisions of 71%, 6%, and 89%, respectively.  A more detailed description of the fluctuations in revenues of each Bally Gaming Equipment and Systems segment is set forth below.

Gaming Equipment.  Gaming Equipment revenue increased by $26.6 million, or 71%, for the three months ended September 30, 2006, as compared to the corresponding period in the prior year, primarily as a result of the following:

•                  An increase in new gaming device sales of 627 units, or 22%, to 3,427 units in the three months ended September 30, 2006 from 2,800 units in the corresponding period in the prior year.

•                  A 13% increase in the Average Selling Price (“ASP”) of new gaming units, excluding OEM sales, as ASP in the prior year was negatively affected by introductory pricing related to the roll-out of devices based on the ALPHA OS platform.

•                  An increase in OEM units sold of 1,124 units to 1,145 units in the three months ended September 30, 2006 from 21 units in the corresponding period in the prior year. Sales of OEM products vary significantly from period to period based on deployments by our OEM customers, and are typically sold at lower selling prices and margins than sales made directly to casino operators.

•                  The recognition of OEM license revenue of $4.9 million in the three months ended September 30, 2006 resulting from the sale of content licenses to an OEM customer.

Gaming Equipment Gross Margin. Gaming Equipment gross margin increased to 34% in the three months ended September 30, 2006, from 25% in the corresponding period in the prior year, primarily as a result of:

•                  Introductory pricing in the prior year period related to the roll-out of the ALPHA OS platform.

•                  Higher production costs in the prior year period related to the initial manufacture of devices based on the ALPHA OS platform.

•                  Inventory write-downs in the prior year period of $3.9 million, or 11% of gaming equipment revenue, compared to $4.4 million, or 7% of gaming revenue, in the current period.

Gaming Operations.  Gaming Operations revenue increased by $2.2 million, or 6%, primarily as a result of the following:

•                  A $4.8 million, or 26%, increase in revenue from rental and daily-fee, lottery and centrally determined games resulting from a 24% increase in the installed base of games over the prior year period.

•      A reduction in wide-area progressive revenues of $3.4 million, or 32%, resulting from a 33% decrease in the installed base of games during the same period.

Gaming Operations Gross Margin.  Gaming Operations gross margin, which includes depreciation expense of $9.3 million and $6.7 million for the three months ended September 30, 2006 and 2005, respectively, increased to 57%, from 51%, primarily as a result of a reduction in expenditures to fund jackpot liabilities of $5.5 million resulting from a 33% decrease in the installed base of wide-area progressive games during the period. Also, a change in the estimated useful life and salvage values for certain gaming equipment used in the Gaming Operations division resulted in an increase in depreciation expense charged to cost of gaming operations in the prior year period.

Systems.  Systems revenue increased $18.4 million, or 89%, primarily as a result of the following:

•                  An increase of $2.4 million, or 74%, in systems software sales primarily related to domestic operations.

•                  An increase of $21.4 million in systems hardware sales primarily related to sales of our iView product.

Systems Gross Margin.  Systems gross margin decreased to 65% in the three months ended September 30, 2006, from 86% in the corresponding period in the prior year, as a result of the increased proportion of hardware sales in the current period, which have lower gross margins compared to software sales.

Selling, General and Administrative Expense.  Selling, general and administrative expenses increased by $8.8 million, or 27%, primarily as a result of:

•                  An increase in payroll and related expenses of $6.5 million in the three months ended September 30, 2006, as compared to the corresponding period of the prior year, to support the increased growth of our business.

•                  An increase in legal fees of $2.2 million due to higher litigation costs and patent costs.

Research and Development Costs. Research and development costs increased by $2.3 million, or 22%, primarily as a result of an increase in payroll and related expenses in the three month period ended September 30, 2006 as compared to the corresponding period in the prior year.  The increase in research and development reflects our focus on our technology assets and the competitive landscape that requires a continuous investment in the development of future generations of gaming products and systems.

Depreciation and Amortization Expense.  Depreciation and amortization expense remained relatively flat, decreasing by $0.3 million, or 7%, for the three months ended September 30, 2006 as compared to the corresponding period in the prior year.

Casino Operations

The Rainbow Casino is one of four casinos currently operating in the Vicksburg, Mississippi market. The casino draws customers primarily from a 75-mile radius surrounding Vicksburg, which includes Jackson, Mississippi.  In fiscal 2007, we began considering the possible sale of Rainbow to a third party in connection with our plans to focus our efforts on our technology assets.  The conditions under which we may sell Rainbow are dynamic and may be impacted by a number of factors including, but not limited to, general market conditions, competition, our financial position and the interest of certain buyers who may be strategic to us.  If we do not receive a financially beneficial offer, we may decide not to sell the casino. The summary of our financial results and operating statistics for our Casino Operation are as follows:

	Three Months Ended September 30,
	2006	% Rev	2005	% Rev	Favorable/ (Unfavorable)
	(dollars in millions)
Revenue	$11.8	100%	$10.6	100%	11%

Gross margin	7.4	63%	6.4	60%	16%
Selling, general and administrative	2.5	21%	2.2	21%	(14)%
Depreciation and amortization	0.8	7%	0.9	8%	11%
Operating income	$4.1	35%	$3.3	31%	24%

Operating statistics:
Average number of gaming devices	886		893		(1)%
Average number of table games	12		12		—

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.  Specifically, certain promotional expenses representing coupons redeemable for cash incentives, totaling $0.9 million for the three months ended September 30, 2005, have been reclassified from selling, general and administrative expense and offset against Casino Operations revenue.

Casino Operations revenue improved 11% for the three months ended September 30, 2006, as compared to the corresponding period in the prior year, as a result of an increase in gaming revenue generated from table games. Additionally, prior year revenues were impacted by the Gulf Coast hurricanes in August and September 2005. Although the Company benefited in the second quarter and the remainder of fiscal 2006 due to the fact our property, unlike our competitor’s properties, did not sustain any significant damage in connection with the hurricanes.  On the contrary, in the first quarter, we shared in the downturn of business in the area due to the hurricanes and the closing our casino for several days.

Overall selling, general and administrative expenses and depreciation expense, as a percentage of revenue, remained consistent over the corresponding period in the prior year.

Parent Company

The summary financial results of Bally Technologies, Inc., our parent entity, are set forth below.  These results also include certain other income and expenses that are otherwise not allocated to a specific business segment.

	Three Months Ended September 30,
	2006	2005	Favorable/ (Unfavorable)
	(dollars in millions)
Selling, general and administrative	$6.3	$6.3	—
Depreciation and amortization	0.3	0.4	25%
Total Parent Company expense	$6.6	$6.7	1%

Other income (expense)
Interest income	$0.9	$0.9	—
Interest expense	(7.9)	(5.9)	(34)%
Other, net	0.3	(0.3)	200%
Total other expense	$(6.7)	$(5.3)	(26)%

Income tax benefit (expense)	$(0.7)	$4.1	(117)%
Minority interest	$(1.2)	$(2.4)	50%

General and Administrative Expense.  Our general and administrative expenses at the parent company level remained flat for the three months ended September 30, 2006 as compared to the corresponding period in the prior year.

Other income (expense).  Other expenses increased by $1.4 million, or 26%, primarily as a result of an increase in interest expense for the three months ended September 30, 2006 compared to the corresponding period in the prior year.  The increase in interest expense was a result of higher interest rates in effect for the current period as virtually all our debt is based on variable interest rates.

The effective income tax rate for the year ended June 30, 2007 is estimated to be 38% as compared to an actual effective tax rate of 36% for the year ended June 30, 2006.  The effective tax rate for the current year will be impacted by non-deductible share based compensation expense recognized for book purposes, the expiration of the research and development tax credits on our federal tax return during the year ended June 30, 2005 and the first quarter of fiscal 2007 and reserves applied to certain deferred tax assets from foreign losses.

Financial Condition

Selected balance sheet accounts are as follows:

	September 30,	June 30,	Increase (decrease)
	2006	2006	Amount	%
	(in 000s)
Cash and cash equivalents	$14,068	$16,425	$(2,357)	(14)%

Total long-term debt and capital leases	$334,540	$328,346	$6,194	2%

Total current assets	$326,525	$329,354	$(2,829)	(1)%
Total current liabilities	$190,034	$198,837	$(8,803)	(4)%
Net working capital	$136,491	$130,517	$5,974	5%

As of September 30, 2006, we had $14.1 million in consolidated cash and cash equivalents which included approximately $3.6 million of cash utilized in our Casino Operations segment that is held in vaults, cages or change banks.   Pursuant to various state gaming regulations, certain cash accounts are maintained to ensure availability of funds to pay wide-area progressive jackpot awards. At September 30, 2006, these accounts had an aggregate value of approximately $15.6 million, which are classified as restricted cash on our condensed consolidated balance sheet.  In addition, we purchase U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive winnings as annual or weekly installment payments rather than one lump sum.  These securities are included in restricted long-term investments in the accompanying condensed consolidated balance sheet, and totaled $9.8 million as of September 30, 2006.

Our net working capital increased $6.0 million for the three months ended September 30, 2006 primarily as a result of an $8.5 million decrease in accounts payable and accrued liabilities due to the timing of payments to vendors.

Our debt structure consists primarily of a term loan facility and a $75.0 million revolving credit facility, which is limited by a current leverage ratio, and debt owed to related parties. The term loan requires principal reductions of approximately 1% per annum paid quarterly, with a balloon payment due in September 2009.  The revolving credit facility commitment reduces annually until it comes due in September 2008.  No amounts were outstanding under our revolving credit facility as of September 30, 2006.

The loan agreement governing the term loan and the revolving credit facility (the “Loan Agreement”) contains a number of maintenance and other significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness or issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of the our subsidiaries, engage in mergers or acquisitions or certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities.

The financial covenants under the Loan Agreement consist of a leverage ratio, a fixed charges coverage ratio, and a minimum of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (as that term is defined in the loan agreement) ratio.  The leverage ratio is computed as total average debt outstanding during the quarter divided by the trailing 12 months EBITDA, excluding certain cash and non-cash charges, and is further adjusted to remove EBITDA from discontinued operations at the time those operations are sold.  Our leverage ratio as of September 30, 2006 was 3.48 times versus the covenant maximum of 4.00 times.   We were in compliance with all financial covenants as of September 30, 2006.

In October 2006, we executed an amendment to the Loan Agreement, which, among other things, (i) extended the due date for the  delivery of our audited financial statements for the fiscal year ended June 30, 2006 to December 31, 2006, (ii) provided that we deliver our quarterly reports on Form 10-Q for the fiscal quarters ended September 30, 2005, December 31, 2005 and March 31, 2006 no later than December 31, 2006, (iii) modified the definition of EBITDA to exclude up to $10 million of certain cash charges and (iv) clarified that the definition of EBITDA includes interest income on trade receivables.  In exchange for the concessions granted under the amendment, we paid an administrative fee of $964,000, which was expensed in the quarter ended December 31, 2006.

In December 2006, we executed an additional amendment to the loan agreement, which extended the due date for the  delivery of our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2006 and our audited financial statements for the fiscal year ended June 30, 2006 to March 15, 2007.  In exchange for the concessions granted under the amendment, we paid an administrative fee of $1.2 million, which was expensed in the quarter ended December 31, 2006.

Management believes that cash flows from current operating activities and the availability under the revolving credit facility will provide us with sufficient capital resources and liquidity to operate our business for at least the next 12 months.  At September 30, 2006, we had no material commitments for capital expenditures.

Cash Flow Summary

	Three Months Ended September 30,
	2006	2005	Change
	(in 000s)
Cash flows from:
Operating activities	$14,421	$7,616	$6,805
Investing activities	$(26,407)	$(13,245)	$(13,162)
Financing activities	$9,609	$(881)	$10,490

Cash flows from operating activities are derived primarily from the cash receipts from the sale of goods and services, the operation of wide-area progressive systems, lease payments, and monthly cash receipts from maintenance agreements from our casino systems customers.  In addition, we generate cash through our casino operations.  We utilize our cash to acquire materials for the manufacture of goods for resale or lease, to pay payroll and selling, general and administrative expenses, as well as to service our debt.

During the three months ended September 30, 2006 cash flows provided by operating activities totaled $14.4 million, as compared to $7.6 million in the corresponding period in the prior year, primarily resulting from an increase in working capital items of $6.0 million as discussed above.

During the three months ended September 30, 2006 cash flows used in investing activities totaled $26.4 million as compared to $13.2 million for the corresponding period in the prior year.  This change was primarily the result of:

•                  Capital expenditures of $4.0 million in the three months ended September 30, 2006 compared to $2.0 million for the corresponding period in the prior year; and

•                  Costs incurred to deploy additional leased gaming devices totaling $20.6 million in the three months ended September 30, 2006 compared to $9.0 million for the corresponding period in the prior year.

During the three months ended September 30, 2006 cash flows provided by financing activities totaled $9.6 million as compared to the cash flows used in financing activities in the corresponding period in the prior year of $0.9 million. This change was primarily the result of:

•                  Principal payments on long term debt totaling $1.9 million in the three months ended September 30, 2006 compared to $1.1 million for the corresponding period in the prior year;

•                  Cash provided from the exercise of stock options of $2.3 million in the three months ended September 30, 2006 compared to $0.2 million in the corresponding period in the prior year; and

•                  Cash provided from the sale lease-back of certain assets used in our gaming operations of $9.2 million in the three months ended September 30, 2006.

Contractual Commitments

During the three months ended September 30, 2006, we entered into a capital lease for certain equipment used in our Gaming Operations amounting to approximately $8.4 million.  The lease is payable in thirty-six equal installments of $266,000.

Critical Accounting Policies

A description of our critical accounting policies can be found within management discussion and analysis of financial condition and results of operation in the 2006 10-K. There were no material changes to those policies during the three months ended September 30, 2006.

Recently Issued Accounting Pronouncements

In February, 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements to facilitate comparisons between companies using different measurement attributes for similar types of assets and liabilities. The statement is effective for fiscal years beginning after November 15, 2007 and accordingly, we expect to adopt SFAS No. 159 beginning in fiscal 2009. Earlier application is permitted provided we also apply the provisions of SFAS No. 157, Fair Value Measurements. We are currently in the process of evaluating the impact SFAS No. 159 will have on our consolidated results of operations, financial position and cash flows.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. The provisions of SAB No. 108 were effective beginning with our fiscal year ending June 30, 2007.  The adoption SAB No. 108 did not have a material impact on our consolidated results of operations, financial position or cash flows.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of September 30, 2006, we had total debt of approximately $334.5 million, consisting primarily of the $310.5 million term loan under our senior credit facilities, $14.2 million in related party debt and $9.8 million in capital lease obligations.  The interest rate for the term loan is variable, based on LIBOR, and resets every six months.  Approximately $11.2 million of related party debt is variable and is based on LIBOR.  If the LIBOR rates were to increase or decrease by 100 basis points, with all other factors remaining constant, earnings would decrease or increase by approximately $3.2 million annually, on a pre-tax basis.

Foreign Currency Exchange Rate Risk

Our foreign subsidiaries generally use their domestic currency as their functional currency. A 10% fluctuation in the exchange rates of these currencies against the U.S. dollar would result in a corresponding change in earnings reported in the consolidated group which would have no significant effect on a pre-tax basis.

ITEM 4.          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were not effective due to the existing material weaknesses in our internal control over financial reporting previously identified and discussed in the 2006 10-K and below under “—Internal Control Over Financial Reporting —Material Weakness in Internal Control Over Financial Reporting Previously Reported.”

In view of the fact that the financial information presented in this quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2006, was prepared in the absence of effective internal control over financial reporting, we have devoted a significant amount of time and resources to the analysis of the financial statements contained in this report.  In particular, we have reviewed the significant account balances and transactions reflected in the financial statements contained in this report and otherwise analyzed the transactions underlying our financial statements to verify the accuracy of the financial statements.  Accordingly, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, and cash flows.

Nevertheless, there can be no assurance that either this review process or our existing disclosure controls and procedures will prevent or detect all errors and all fraud, if any, or result in accurate and reliable disclosure. A control system can provide only reasonable and not absolute assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Additionally, judgments in decision-making can be faulty and breakdowns in controls can occur because of simple errors or mistakes that are not detected on a timely basis.

Internal Control Over Financial Reporting

Our management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting that includes effective accounting policies and procedures. Our continuing progress in establishing adequate internal control over financial reporting is described below.

Certain Changes in Internal Control Over Financial Reporting during the Fiscal Quarter Ended September 30, 2006

During the quarter ended September 30, 2006, management continued its remediation steps to address the material weaknesses known at that time and previously reported.  These remediation steps were developed through investigation and review of the processes and activities surrounding the material weaknesses and include changes to these processes and the development of test and review programs designed to prevent or detect similar future occurrences.  There were no other changes to our internal control over financial reporting during the three months ended September 30, 2006 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness in Internal Control Over Financial Reporting Previously Reported

Ineffective controls related to the financial closing process. In August 2006, upon discovery that certain transactions were improperly recorded we determined it was necessary to restate our consolidated financial statements as of June 30, 2005 and 2004, and for each of the three years in the period ending June 30, 2005.  This restatement was not completed until the 2005 10-K/A was filed on October 31, 2006.    These closing procedures did not include the designed level of documentation review.  Consequently, we used abbreviated financial closing procedures for fiscal 2006 which are not sustainable in our normal financial reporting process as they include significant manual procedures and look back procedures.  Additionally, our designed controls over the preparation, review and support of journal entries did not operate effectively.  We also did not perform the designed level of analytical procedures on the financial statements of non-corporate operations.

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

PART II

ITEM 1.          LEGAL PROCEEDINGS

Litigation

In June and July 2004, putative class actions were filed against the Company and its officers, Robert Miodunski, Robert Saxton, Mark Lerner and Steven Des Champs, in the United States District Court for the District of Nevada. The nearly identical complaints alleged violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), stemming from revised earnings guidance, declines in the stock price and sales of stock by insiders. The complaints sought damages in unspecified amounts. The Federal District Court granted the plaintiffs’ unopposed motions to consolidate the cases and to appoint a lead counsel and a lead plaintiff, and the plaintiffs filed a consolidated complaint, all as is customary in such cases.  The Company and the other defendants moved to dismiss the complaint.  Thereafter, activity in the case was stopped and the parties participated in a mediation process during which the parties agreed on the terms of a settlement. The parties have negotiated and executed settlement documents settling both the consolidated class action and the derivative case discussed below. Under the settlement, which has received preliminary approval from the court, an aggregate of $16 million in cash, plus certain interest, will be paid to settle the securities class action as well as the derivative litigation discussed below.  The Company will pay $1.25 million, which was accrued in the Company’s financial statements for the quarter ended September 30, 2005. In addition to certain governance actions the Company has agreed to undertake in connection with the settlement, the Company’s directors and officers insurer will contribute approximately $14.75 million to the settlement.

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

On December 7, 2004, IGT filed a patent infringement lawsuit against the Company in the United States District Court for the District of Nevada. The complaint asserts that the Company’s wheel-based games, such as Monte Carlo™, Lucky Wheel™ and Cash For Life™, its games with a reel in the top box, such as Bonus Frenzy™, and its iView™ products infringe on patents held by IGT, and seeks injunctive relief and damages in unspecified amounts. The Company believes IGT’s claims are without merit and is vigorously defending itself against the lawsuit. As part of its defense, the Company has asserted counterclaims against IGT, including claims that IGT’s patents are invalid, unenforceable and not infringed, as well as several claims that IGT has engaged in anti-competitive conduct in violation of state and federal antitrust laws. By its counterclaims, the Company is seeking damages and other relief from IGT. IGT’s motion to dismiss the Company’s antitrust claims was denied in January  2006, and in March 2007, the court denied IGT’s motions for summary judgment with respect to the antitrust claims dealing with the wheel game market.  The court issued claims constructions rulings in May 2007.  No trial date has been set.

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

The Company is also a party to various lawsuits relating to routine matters incidental to our business.  Management does not believe that the outcome of such litigation, including the matters above, in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.       RISK FACTORS

There have been no material changes to the risk factors presented in Item 1A of the 2006 10-K.

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

BALLY TECHNOLOGIES, INC.                                   Date:  June 20, 2007

By	/s/Richard Haddrill
Richard Haddrill
President and Chief Executive Officer
(Principal Executive Officer)

By	/s/Robert C. Caller
Robert C. Caller
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)