Form 10-Q
period 2006-12-31
BALLY TECHNOLOGIES, INC.
filed 2007-06-20
CIK 2491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006 OR
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

The number of shares of Common Stock, $0.10 par value, outstanding as of June 15, 2007, according to the records of the registrant’s registrar and transfer agent was 53,972,000 which does not include 587,000 shares held in treasury.

EXPLANATORY NOTE

As previously disclosed on the Form 12b-25 of Bally Technologies, Inc. (“Bally,” the “Company,” or “we”), filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2007, the filing of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 was originally delayed due to the significant amount of additional time and resources necessary to complete our amended and restated Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (the “2005 10-K/A”), which was filed with the SEC on October 31, 2006.  The filing of this Quarterly Report on Form 10-Q was further delayed by the significant amount of time and resources necessary to complete our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2005, December 31, 2005 and March 31, 2006, as well as our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (the “2006 10-K”), which was filed with the SEC on March 15, 2007. Furthermore, the preparation of the financial information presented in this Quarterly Report on Form 10-Q required additional time and resources because it was prepared while certain material weaknesses existed in our internal control over financial reporting.

I N D E X

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of December 31, 2006 and June 30, 2006

Unaudited Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended December 31, 2006 and 2005

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2006 and 2005

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 6.	Exhibits

SIGNATURES

PART I

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2006	2006
	(in 000s, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$12,432	$16,425
Restricted cash	15,687	14,484
Accounts and notes receivable, net of allowances for doubtful accounts of $7,478 and $8,073	136,735	135,497
Inventories	70,281	69,995
Income taxes receivable	570	266
Deferred tax assets, net	51,374	51,374
Other current assets	42,708	41,313
Total current assets	329,787	329,354
Long-term investments (restricted)	10,373	8,984
Long-term receivables	5,473	6,436
Property, plant and equipment, net of accumulated depreciation of $48,106 and $49,756	78,635	68,464
Leased gaming equipment, net of accumulated depreciation of $73,081 and $64,160	56,773	43,408
Goodwill	161,590	161,303
Intangible assets, net of accumulated amortization of $25,971 and $23,963	24,873	27,656
Deferred tax assets, net	22,112	20,048
Other assets, net	29,101	22,228
Total assets	$718,717	$687,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,379	$39,622
Accrued liabilities	74,375	86,131
Jackpot liabilities	13,388	13,139
Deferred revenue	63,453	47,081
Current maturities of long-term debt and capital leases, including $5,219 and $6,600 owed to related parties	16,066	12,864
Total current liabilities	201,661	198,837
Long-term debt and capital leases, net of current maturities, including $8,981 and $7,600 owed to related parties	328,115	315,482
Other liabilities	33,859	28,800
Total liabilities	563,635	543,119
Minority interest	1,554	684
Commitment and Contingencies (Note 9)
Stockholders’ equity:
Special stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 115 shares issued and outstanding	12	12
Common stock, $.10 par value; 100,000,000 shares authorized; 53,741,000 and 52,880,000 shares issued and 53,210,000 and 52,354,000 outstanding	5,368	5,283
Treasury stock at cost, 531,000 and 526,000 shares	(706)	(665)
Additional paid-in capital	231,851	219,472
Accumulated other comprehensive income	1,118	1,351
Accumulated deficit	(84,115)	(81,375)
Total stockholders’ equity	153,528	144,078
Total liabilities and stockholders’ equity	$718,717	$687,881

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(in 000s, except per share amounts)
Revenues:
Gaming equipment and systems	$140,533	$113,961	$282,496	$208,756
Casino operations	11,238	13,513	23,077	24,158
	151,771	127,474	305,573	232,914
Costs and expenses:
Cost of gaming equipment and systems	70,653	65,266	143,540	114,163
Cost of casino operations	4,439	4,939	8,901	9,222
Selling, general and administrative	51,622	46,028	101,666	86,960
Research and development costs	13,307	10,785	25,863	21,042
Depreciation and amortization	5,903	6,951	11,336	12,824
	145,924	133,969	291,306	244,211
Operating income (loss)	5,847	(6,495)	14,267	(11,297)
Other income (expense):
Interest income	413	589	1,324	1,492
Interest expense	(10,200)	(7,272)	(18,121)	(13,204)
Other, net	675	(250)	925	(521)
Loss before income taxes and minority interest	(3,265)	(13,428)	(1,605)	(23,530)
Income tax benefit	2,358	4,702	1,687	8,835
Minority interest	(1,608)	(177)	(2,822)	(2,587)
Net loss	$(2,515)	$(8,903)	$(2,740)	$(17,282)
Basic and diluted loss per share	$(0.05)	$(0.17)	$(0.05)	$(0.33)
Weighted average shares outstanding:
Basic and diluted	53,072	52,138	52,985	52,138

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2006	2005
	(in 000s)
Cash flows from operating activities:
Net loss	$(2,740)	$(17,282)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,330	30,938
Share-based compensation	8,112	5,914
Deferred income taxes	(2,063)	(9,012)
Provision for doubtful accounts	290	680
Inventory and other asset write-downs	6,215	7,983
Other	9,523	6,960
Changes in operating assets and liabilities:
Accounts and notes receivable	(1,036)	(23,809)
Inventories	(10,719)	4,446
Other current assets	(785)	3,656
Accounts payable	(6,759)	(8,847)
Accrued liabilities, deferred revenue and jackpot liabilities	2,901	21,540
Net cash provided by operating activities	32,269	23,167

Cash flows from investing activities:
Additions to property, plant, and equipment	(8,778)	(6,246)
Additions to leased gaming equipment	(47,486)	(19,933)
Restricted cash and investments	(1,138)	(866)
Additions to other long-term assets	(1,251)	(1,804)
Net cash used in investing activities	(58,653)	(28,849)

Cash flows from financing activities:
Proceeds from revolving credit facility	5,000	—
Payments on revolving credit facility	(5,000)	—
Reduction of long-term debt	(4,224)	(3,042)
Proceeds from sale lease-back arrangements	22,303	—
Proceeds from exercise of stock options	4,311	172
Net cash provided by (used in) financing activities	22,390	(2,870)

Effect of exchange rate changes on cash	1	23

Cash and cash equivalents:
Decrease for period	(3,993)	(8,529)
Balance, beginning of period	16,425	33,170
Balance, end of period	$12,432	$24,641

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

The Company also consolidates certain Atlantic City progressive trusts in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 46R, Consolidation of Variable Interest Entities, which addresses consolidation by a business enterprise of variable interest entities (“VIE’s”) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (2) hold a significant variable interest in, or have significant involvement with, an existing VIE.  As of December 31, 2006 and June 30, 2006, the Company consolidated $6.2 million and $4.7 million, respectively, in total assets and liabilities, primarily consisting of restricted cash accounts and restricted investments (included in other assets in the condensed consolidated balance sheets) and related jackpot liabilities.  The following revenues and costs were also consolidated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(in 000s)

Gaming equipment and systems revenue	$1,655	$1,717	$4,001	$4,337
Cost of gaming equipment and systems	322	2,335	1,806	3,273

All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Pursuant to Emerging Issues Task Force (EITF) Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future, and EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), the Company has concluded that certain promotional expenses, representing coupons redeemable for cash incentives, should be presented as an offset against casino operations revenue. Accordingly, we have reclassified $1.0 million and $1.9 million, respectively, for the three and six months ended December 31, 2005, from selling, general and administrative expense as an offset against casino operations revenue to conform to the current period presentation.

Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market.  Cost elements included in work-in-process and finished goods include raw materials, freight, direct labor and manufacturing overhead.

The Company recorded inventory write-downs totaling approximately $1.8 million and $4.1 million and $6.2 million and $8.0 million for the three and six months ended December 31, 2006 and 2005, respectively.  These charges are classified in cost of gaming equipment and systems in the consolidated statements of operations.

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

2.             EARNINGS (LOSS) PER SHARE

The computation of basic and diluted loss per share applicable to the Company’s common stock is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(in 000s, except per share amounts)
Net loss	$(2,515)	$(8,903)	$(2,740)	$(17,282)

Weighted average common shares outstanding:
Basic and diluted	53,072	52,138	52,985	52,138

Basic and dilutive loss per share	$(0.05)	$(0.17)	$(0.05)	$(0.33)

For the three and six month periods ended December 31, 2006 and 2005, all potentially dilutive securities were excluded from the diluted per share calculation as their inclusion would have been anti-dilutive due to the net loss reported.  Such securities consist of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(in 000s)
Stock options	8,980	9,111	8,721	8,952
Warrants	100	100	100	100
Restricted stock	621	554	593	554
Total	9,701	9,765	9,414	9,606

As of December 31, 2006 and 2005, the Company also had certain related party debt outstanding which is convertible into common stock at the Company’s discretion.  The potential dilution from this convertible debt has not been included in the diluted loss per share computation for the three and six months ended December 31, 2006 and 2005, due to the reported net loss for the periods.  Assuming the conversion occurred on December 31, 2006 and 2005, an additional 0.6 million and 1.1 million shares, respectively, would have been outstanding as a result of the conversion.

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

(and related gross profits and margins), research and development costs, and selling, general and administrative expenses.

The following table presents share-based compensation expense included in the Company’s condensed consolidated statements of operations:

	Three Months Ended December 31		Six Months Ended December 31
	2006	2005	2006	2005
	(in 000s)
Selling, general and administrative	$3,931	$2,882	$7,277	$5,372
Research and development	392	265	767	496
Cost of gaming and equipment	37	25	68	46
Share-based compensation expense before tax	4,360	3,172	8,112	5,914
Income tax benefit	1,526	1,110	2,839	2,069
Net share-based compensation expense	$2,834	$2,062	$5,273	$3,845

As of December 31, 2006, there was $26.8 million of total unrecognized compensation expense related to the unvested portion of stock options which will be recognized over the next four years.

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

The fair value of each option granted during the periods referenced below was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Weighted Average:
Expected option term (in years)	6.14	6.25	6.18	6.37
Expected volatility	56.82%	61.56%	57.41%	62.01%
Risk-free interest rate	4.70%	4.18%	4.76%	3.74%
Expected annual dividend yield	—	—	—	—

Stock option activity as of and for the six months ended December 31, 2006 is summarized below:

	Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)	(per share)	(years)	(in 000s)
Balance outstanding as of June 30, 2006	9,640	$14.61	6.41	$32,290
Granted	882	18.30
Exercised	(756)	5.75
Forfeited or expired	(581)	15.48
Balance outstanding as of December 31, 2006	9,185	$15.63	6.54	$37,386

Exercisable as of December 31, 2006	5,286	$16.92	5.40	$18,306

Restricted stock and RSU activity as of and for the six months ended December 31, 2006 is summarized below:

		Weighted Average
	Shares	Grant Date Fair Value
	(in 000s)	(per share)
Balance outstanding as of June 30, 2006	647	$15.51
Granted	84	16.37
Forfeited or expired	(2)	17.00
Balance outstanding as of December 31, 2006	729	$15.61

Vested as of December 31, 2006	342	$15.90

4.             GOODWILL AND INTANGIBLE ASSETS

Finite lived intangible assets

Substantially all of the Company’s recorded intangible assets are subject to amortization.  Finite lived intangible assets are comprised of the following:

	December 31, 2006	June 30, 2006
	(in 000s)
Amortizable intangible assets:
Patents and gaming related products	$20,434	$19,583
Less: accumulated amortization	(8,401)	(7,061)
	12,033	12,522

Licenses and other	$30,410	$32,036
Less: accumulated amortization	(17,570)	(16,902)
	12,840	15,134

Total	$24,873	$27,656

Goodwill

The changes in the carrying amount of goodwill for the six month period ended December 31, 2006, are as follows:

(in 000s)
Balance at June 30, 2006	$161,303
Foreign currency translation adjustment	287
Balance at December 31, 2006	$161,590

5.             LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital leases consist of the following:

	December 31, 2006	June 30, 2006
	(in 000s)
Revolving credit facility	$—	$—
Term loan facility	309,632	311,382
Capital lease obligations	20,325	2,399
Related party debt (see Note 6)	14,200	14,200
Other, generally unsecured	24	365
Long-term debt and capital leases	344,181	328,346
Less current maturities	16,066	12,864
Long-term debt and capital leases, less current maturities	$328,115	$315,482

The Company’s debt structure at December 31, 2006 consists primarily of a term loan facility and a $75.0 million revolving credit facility, which are limited by a current leverage ratio and debt owed to related parties. The term loan requires principal reductions of approximately 1% per annum paid quarterly, with a balloon payment due in September 2009.  The revolving credit facility commitment reduces annually until it comes due in September 2008.  As of December 31, 2006, the term loan had an interest rate of 8.83%, based on LIBOR plus 3.25%, and the revolving credit facility had an interest rate of 7.87%, based on LIBOR plus 2.50%. On January 4, 2007, the Company initiated its next LIBOR-based term loan interest rate period (for a term of six months) based on the interest rate formula of LIBOR plus 3.25%,  which was 8.61%.

The term loan and the revolving credit facility are collateralized by substantially all of the Company’s domestic property and are guaranteed by each of the Company’s domestic subsidiaries, other than the entity that holds the Company’s interest in its Rainbow Casino operations, and are secured by a pledge agreement. The loan agreement governing the term loan and the revolving credit facility (the “Loan Agreement”) contains a number of maintenance and other covenants that, among other things, restrict the ability of the Company and the ability of certain of its subsidiaries to dispose of assets, incur additional indebtedness or issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of the Company’s subsidiaries, engage in mergers or acquisitions or certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities.  The Company was in compliance with these covenants as of December 31, 2006.

As of December 31, 2006, the Company was also in compliance with its financial covenants consisting of a leverage ratio, a fixed charges coverage ratio and a minimum of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (as EBITDA is defined in the Loan Agreement). The leverage ratio is computed as total average debt outstanding during the quarter divided by the trailing 12 months EBITDA, excluding certain cash and non-cash charges. The Company’s leverage ratio as of December 31, 2006 was 3.36 times versus a maximum allowable of 3.75 times. The maximum allowable leverage ratio declines to 3.50 as of September 30, 2007, through the remaining term of the Loan Agreement.

In October 2006, the Company executed an amendment to the Loan Agreement, which, among other things, (i) extended the due date for the  delivery of the Company’s audited financial statements for the fiscal year ended June 30, 2006 to December 31, 2006, (ii) provided that the Company deliver its quarterly reports on Form 10-Q for the Fiscal Quarters ended September 30, 2005, December 31, 2005 and March 31, 2006 no later than December 31, 2006, (iii) modified the definition of EBITDA to exclude up to $10.0 million of certain cash charges and (iv) clarified that the definition of EBITDA includes interest income on trade receivables.  In exchange for the concessions granted under the amendment the Company paid an administrative fee of $964,000, which was expensed in the quarter ended December 31, 2006.

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

Capital lease obligations represent amounts owed under lease or sale-lease back transactions primarily related to equipment used in the Company’s Gaming Equipment and Systems segment.  The leases are payable in thirty-six equal installments with interest imputed at a weighted average rate of 9.12%.

The Company’s related party debt, which totaled approximately $14.2 million as of December 31, 2006, consists primarily of the debt owed to the former principals of Sierra Design Group (“SDG”) and MindPlay LLC (“MindPlay”). See Note 6, Related Party Transactions, below regarding related party debt.

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

	December 31, 2006		June 30, 2006
	Interest Rate	Outstanding Debt	Interest Rate	Outstanding Debt
	(in 000s)
SDG	6.39%	$11,200	6.39%	$11,200
MindPlay	6.00%	3,000	6.00%	3,000
Related party debt		14,200		14,200
Less current maturities		5,219		6,600
Related party debt, less current maturities		$8,981		$7,600

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

The Company leases a warehouse and office facility from an entity owned by Mr. Robert Luciano, a former principal of SDG and the Company’s Chief Technology Officer.  Rental payments totaled $112,041 and $103,000 and $224,082 and $206,000 for the three and six month periods ended December 31, 2006 and 2005, respectively.

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

The table below presents information as to the Company’s revenues and operating income (loss) by segment:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(in 000s)
Revenues:
Gaming Equipment and Systems	$140,533	$113,961	$282,496	$208,756
Casino Operations	11,238	13,513	23,077	24,158
Total revenues	$151,771	$127,474	$305,573	$232,914

Inter-segment revenues:
Gaming Equipment and Systems	$102	$214	$184	$303
Casino Operations	—	—	—	—
Total inter-segment revenues	$102	$214	$184	$303

Operating income (loss):
Gaming Equipment and Systems	$9,076	$(4,817)	$20,110	$(6,245)
Casino Operations	3,933	5,107	7,968	8,428
Corporate/other	(7,162)	(6,785)	(13,811)	(13,480)
Total operating income (loss)	$5,847	$(6,495)	$14,267	$(11,297)

The Company’s operations are based primarily in the United States with sales and distribution offices in Europe and South America.

The table below presents information as to the Company’s revenues and operating income (loss) by geographic region:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(in 000s)
Revenues:
United States	$141,294	$119,193	$286,514	$219,388
Europe	5,232	4,749	8,715	8,204
Other foreign	5,245	3,532	10,344	5,322
Total revenues	$151,771	$127,474	$305,573	$232,914

Operating income (loss):
United States	$5,223	$(6,028)	$13,217	$(10,383)
Europe	89	(643)	(360)	(1,195)
Other foreign	535	176	1,410	281
Total operating income (loss)	$5,847	$(6,495)	$14,267	$(11,297)

8.             SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information is related to the condensed consolidated statements of cash flows:

	Six Months Ended December 31,
	2006	2005
	(in 000s)
Cash paid for interest	$16,809	$14,041
Cash paid for income taxes	683	2,289

Non-cash investing and financing transactions:
Reclassify property, plant and equipment to inventory	$6,388	$7,891
Inventory in transit	1,145	—
Assets acquired through sale lease-back transactions	11,681	—
Unrealized gain on sale lease-back transactions	3,333	—
Receipt of Company’s common stock as consideration for employee stock options exercise	41	—
Consolidation of variable interest entities	1,539	313

9.             COMMITMENTS AND CONTINGENCIES

In June and July 2004, putative class actions were filed against the Company and its officers, Robert Miodunski, Robert Saxton, Mark Lerner and Steven Des Champs, in the United States District Court for the District of Nevada. The nearly identical complaints alleged violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), stemming from revised earnings guidance, declines in the stock price and sales of stock by insiders. The complaints sought damages in unspecified amounts. The Federal District Court granted the plaintiffs’ unopposed motions to consolidate the cases and to appoint a lead counsel and a lead plaintiff, and the plaintiffs filed a consolidated complaint, all as is customary in such cases.  The Company and the other defendants moved to dismiss the complaint.  Thereafter, activity in the case was stopped and the parties participated in a mediation process during which the parties agreed on the terms of a settlement. The parties have negotiated and executed settlement documents settling both the consolidated class action and the derivative case discussed below. Under the settlement, which has received preliminary approval from the court, an aggregate of $16.0 million cash, plus certain interest, will be paid to settle the securities class action as well as the derivative litigation as discussed below.  The Company will pay $1.25 million, which was accrued in the Company’s financial statements for the quarter ended December 31, 2005. In addition to certain governance actions the Company has agreed to undertake in connection with the settlement, the Company’s directors and officers insurer will contribute approximately $14.75 million to the settlement.

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

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin this Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our key operating business divisions and significant trends as of December 31, 2006.  This overview is followed by a detailed analysis of our results of operations and our financial condition as of, and for, the three and six months ended December 31, 2006.

Forward-Looking Statements

Certain matters in this Quarterly Report on Form 10-Q for the three and six month periods ended December 31, 2006 and our other filings with the SEC, including, without limitation, certain matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Quantitative and Qualitative Disclosures about Market Risk, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby.  Those statements reflect the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, future events and financial trends affecting the Company.

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

We also design, program, test, market and support casino enterprise systems for a wide range of customers of varying size and complexity under our Systems division.  These systems typically provide casino operators features such as active, real-time monitoring tools for gaming devices, tools to collect and manage customer data, security to protect against theft and data loss, and marketing programs to enhance the gaming experience.  The use of system technology in gaming has grown in the past ten years from basic automation of manual activities to highly integrated mission critical applications.  We believe we are the only provider in the industry that offers a selection of technology platform options to its customers.  Our products operate on platforms such as Windows, AS/400 (iSeries) and UNIX that allows our customers to choose a technology solution that meets their existing or future infrastructure requirements.  We market our system product solutions under the broad categories of Bally CMS® (Casino Management Systems), Bally SMS® (Slot Management Systems) and Bally TMS® (Table Management Systems).

We spent approximately 9% of revenue generated from our Bally Gaming Equipment and Systems segment for the six months ended December 31, 2006 on research and development to accelerate the use of technology in our gaming products.

Our Rainbow Casino is one of four casinos currently operating in the Vicksburg, Mississippi market and is run through our Casino Operations division. The facility includes a 33,000-square foot casino with 852 gaming devices and 11 table games, a 310-seat buffet-style restaurant and a 20,000-square foot conference center.  The Casino also includes the 89-room Rainbow Hotel, which is owned and operated by a third party.  Rainbow is marketed as a “locals” casino and draws mid-level gaming customers principally from within a 75-mile radius of Vicksburg.  Our promotions are focused primarily on direct mail and special promotional events.   The Company announced in October 2006 that it is evaluating alternatives with respect to the possible sale of the Rainbow Casino.  There can be no assurance that the Company will proceed with or complete the sale of the Rainbow Casino.

Results of Operations

Our results of operations include the accounts of Bally Technologies, Inc., and its wholly-owned and partially-owned subsidiaries.  We report our revenue and income in two segments: the Bally Gaming Equipment and Systems segment, which includes our Gaming Equipment, Gaming Operations and Systems divisions, and our Casino Operations segment.  Revenue from our Bally Gaming and Systems segment represents approximately 93% of our total revenues for the six months ended December 31, 2006.

Bally Gaming Equipment and Systems

The summary financial results and operating statistics for our Bally Gaming Equipment and Systems segment for the three and six months ended December 31, 2006 and 2005 are as follows:

	Three Months Ended December 31,					Six Months Ended December 31,
	2006	% Rev	2005	% Rev	Favorable/ (Unfavorable)	2006	% Rev	2005	% Rev	Favorable/ (Unfavorable)
	(dollars in millions)
Revenues
Gaming Equipment	$72.7	52%	$54.1	47%	34%	$136.6	48%	$91.4	44%	49%
Gaming Operations	38.7	27%	34.9	31%	11%	77.8	28%	71.8	34%	8%
Systems	29.2	21%	25.0	22%	17%	68.2	24%	45.6	22%	50%
Total revenues	$140.6	100%	$114.0	100%	23%	$282.6	100%	$208.8	100%	35%

Gross margin
Gaming Equipment	$26.3	36%	$15.5	29%	70%	$47.9	35%	$24.7	27%	94%
Gaming Operations	22.6	58%	13.6	39%	66%	44.8	58%	32.6	45%	37%
Systems	21.0	72%	19.6	78%	7%	46.2	68%	37.3	82%	24%
Total gross margin	$69.9	50%	$48.7	43%	44%	$138.9	49%	$94.6	45%	47%

Selling, general and administrative	$42.7	30%	$37.1	33%	(15)%	$83.9	30%	$69.5	33%	(21)%
Research and development costs	13.3	9%	10.7	9%	(24)%	25.9	9%	21.0	10%	(23)%
Depreciation and amortization	4.7	3%	5.7	5%	18%	9.0	3%	10.3	5%	13%
Operating income (loss)	$9.2	7%	$(4.8)	(4)%	292%	$20.1	7%	$(6.2)	(3)%	424%

	Three Months Ended December 31,			Six Months Ended December 31,
	2006	2005	Favorable/ (Unfavorable)	2006	2005	Favorable/ (Unfavorable)

Operating Statistics:
New gaming devices sold	4,672	3,663	28%	8,099	6,463	25%
OEM units sold	460	305	51%	1,605	326	392%
New unit average selling price	$12,620	$10,921	16%	$12,363	$10,802	14%

Gaming monitoring units installed base				287,000	266,000	8%
Casino management systems installed base				563	532	6%
Systems managed cashless games				231,000	161,000	43%

End of period installed base:
Wide-area progressive				935	1,305	(28)%
Local-area progressive				544	611	(11)%
Total linked progressive systems				1,479	1,916	(23)%

Rental and daily-fee games				4,636	2,783	67%
Lottery Systems				7,164	6,713	7%
Centrally determined Systems				31,244	23,631	32%

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Total revenues for our Bally Gaming Equipment and Systems segment increased $26.6 million, or 23%, for the three months ended December 31, 2006 as compared to the corresponding period in the prior year.  This increase was the result of higher revenues from our Gaming Equipment, Gaming Operations and Systems divisions of 34%, 11%, and 17%, respectively.  A more detailed description of the fluctuations in revenues of each Bally Gaming Equipment and Systems segment is set forth below.

Gaming Equipment.  Gaming Equipment revenue increased by $18.6 million, or 34%, for the three months ended December 31, 2006, as compared to the corresponding period in the prior year, primarily a result of the following:

•                  An increase in new gaming device sales of 1,009 units, or 28%, to 4,672 units in the three months ended December 31, 2006 from 3,663 units in the corresponding period in the prior year.

•                  A 16% increase in the Average Selling Price (“ASP”) of new gaming units, excluding OEM sales, as ASP in the prior year was negatively affected by introductory pricing related to the roll-out of devices based on the ALPHA OS platform.

•                  An increase in OEM units sold of 155 units to 460 units in the three months ended December 31, 2006 from 305 units in the corresponding period in the prior year. Sales of OEM products vary significantly from period to period based on deployments by our OEM customers, and are typically sold at lower selling prices and margins than sales made directly to casino operators.

Gaming Equipment Gross Margin.  Gaming Equipment gross margin increased to 36% in the three months ended December 31, 2006, from 29% in the corresponding period in the prior year, primarily as a result of:

•                  Introductory pricing in the prior year period related to the roll-out of the ALPHA OS platform.

•                  Inventory write-downs in the prior year period of $4.1 million, or 8% of gaming equipment revenue, compared to $1.8 million, or 2% of gaming revenue, in the current period.

Gaming Operations.  Gaming Operations revenue increased by $3.8 million, or 11%, primarily as a result of the following:

•                  An $8.5 million, or 51%, increase in revenue from rental and daily fee, lottery and centrally determined games resulting from a 30% increase in the installed base of games over the prior year period.

•      A reduction in wide-area progressive revenues of $2.8 million resulting from a 28% decrease in the installed base of games during the period.

Gaming Operations Gross Margin.  Gaming Operations gross margin, which includes depreciation expense of $8.0 million and $11.4 million for the three months ended December 31, 2006 and 2005, respectively, increased to 58%, from 39%, primarily as a result of a reduction in expenditures to fund jackpot liabilities of $1.6 million resulting from a 28% decrease in the installed base of wide-area progressive games during the period. Also, a change in the estimated useful life and salvage values for certain gaming equipment used in the Gaming Operations division resulted in an increase in depreciation expense charged to cost of gaming operations during the prior year period.

Systems.  Systems revenue increased by $4.2 million, or 17%, primarily as a result of the following:

•                  An increase of $1.5 million, or 22%, in systems service and maintenance fees related to certain contracts with major domestic customers.

•                  An increase of $2.3 million, or 102%, in systems hardware sales primarily related our SDS and iView products.

Systems Gross Margin.  Systems gross margin declined to 72% in the three months ended December 31, 2006, as compared to 78% in the corresponding period in the prior year, as a result of the increased proportion of hardware sales in the current period, which have lower gross margins compared to software sales.

Selling, General and Administrative Expense.  Selling, general, and administrative expenses increased by $5.6 million, or 15%, primarily as a result of:

•                  An increase in payroll and related expenses and casual labor of $6.4 million in the three months ended December 31, 2006, as compared to the corresponding period of the prior year, to support the increased growth of our business.

•                  An increase in consulting and license fees of $1.6 million due to increased third-party development and engineering services.

Research and Development Costs. Research and development costs increased by $2.6 million, or 24%, primarily as a result of an increase in payroll and related expenses in the three month period ended December 31, 2006 as compared to the corresponding period in the prior year.  The increase in research and development reflects our focus on our technology assets and the competitive landscape that requires a continuous investment in the development of future generations of gaming products and systems.

Depreciation and Amortization Expense.  Depreciation and amortization expense decreased by $1.0 million, or 18%, for the three months ended December 31, 2006, as compared to the corresponding period in the prior year, primarily due to a change in the estimated useful life and salvage values for certain gaming equipment in the prior year.

Six Months Ended December 31, 2006 Compared to Six Months Ended December 31, 2005

Total revenues for our Bally Gaming Equipment and Systems segment increased $73.8 million, or 35%, for the six months ended December 31, 2006 as compared to the corresponding period in the prior year.  This increase was the result of an increase in revenues from our Gaming Equipment, Gaming Operations and Systems divisions of 49%, 8%, and 50%, respectively. A more detailed description of the fluctuations in revenues of each Bally Gaming Equipment and Systems segment is set forth below.

Gaming Equipment.  Gaming Equipment revenue increased by $45.2 million, or 49%, for the six months ended December 31, 2006, as compared to the corresponding period in the prior year, primarily as a result of the following:

•                  An increase in new gaming units sold of 1,636 units, or 25%, to 8,099 units in the six months ended December 31, 2006 from 6,463 units in the corresponding period in the prior year.

•                  A 14% increase in the ASP of new gaming units, excluding OEM sales, as ASP in the prior year was negatively affected by introductory pricing related to the roll-out of devices based on the ALPHA OS platform.

•                  An increase in OEM units sold of 1,279 units to 1,605 units in the six months ended December 31, 2006 from 326 units in the corresponding period in the prior year. Sales of OEM products vary significantly from period to period based on deployments by our OEM customers, and are typically sold at lower selling prices and margins than sales made directly to casino operators.

•                  The recognition of OEM license revenue of $4.9 million in the six months ended December 31, 2006 resulting from the sale of content licenses to an OEM customer.

Gaming Equipment Gross Margin.  Gaming Equipment gross margin improved to 35% for the six months ended December 31, 2006, from 27% in the corresponding period in the prior year, primarily as a result of:

•                  Introductory pricing in the prior year period related to the roll-out of the ALPHA OS platform.

•                  Higher production costs in the prior year period related to the initial manufacture of devices based on the ALPHA OS platform.

•                  Inventory write-downs in the prior year period of $8.0 million, or 9% of gaming equipment revenue, compared to $6.2 million, or 5% of gaming equipment revenue, in the current period.

Gaming Operations. Gaming Operations revenues increased by $6.0 million, or 8%, primarily as a result of the following:

•                  A $13.3 million, or 38%, increase in revenue from rental and daily fee, lottery and centrally determined games resulting from a 30% increase in the installed base of games over the prior year period.

•      A reduction in wide area progressive revenue of $6.1 million resulting from a 28% decrease in the installed base of games during the period.

Gaming Operations Gross Margin.  Gaming Operations gross margin, which includes depreciation expense of $17.3 million and $18.1 million for the six months ended December 31, 2006 and 2005, respectively, increased to 58%, from 45%, primarily as a result of a reduction in expenditures to fund jackpot liabilities of $7.1 million due to the decrease in the installed base of wide-area progressive games during the period. Also, a change in the estimated useful life and salvage values for certain gaming equipment used in the Gaming Operations division resulted in an increase in depreciation expense charged to cost of gaming operations during the prior year period.

Systems.  Systems revenue increased by $22.6 million, or 50%, primarily as a result of the following:

•                  An increase of $2.1 million, or 15%, in systems service and maintenance fees related to certain contracts with major domestic customers.

•                  An increase of $21.1 million, or 96%, in systems hardware sales primarily related to sales of our SDS and iView products.

Systems Gross Margin.  Systems gross margin declined to 68% in the six months ended December 31, 2006, from 82% in the corresponding period in the prior year, as a result of the increased proportion of hardware sales in the current period, which have lower gross margins compared to software sales.

Selling, General and Administrative Expense. Selling, general and administrative expenses for the segment increased by $14.4 million, or 21%, primarily as a result of:

•                  An increase in payroll and related expenses and casual labor of $14.0 million in the six months ended December 31, 2006, as compared to the corresponding period of the prior year, to support the increased growth of our business.

•                  An increase in legal expense of $3.3 million due to higher litigation costs and patent costs.

•                  An increase in consulting and license fees of $1.6 million due to increased third-party development and engineering services.

Research and Development Costs.  Research and development costs increased by $4.9 million, or 23%, primarily as a result of an increase in payroll and related expenses in the six month period ended December 31, 2006, as compared to the corresponding period in the prior year.  The increase in research and development reflects our focus on our technology assets and the competitive landscape that requires a continuous investment in the development of future generations of gaming products and systems.

Depreciation and Amortization Expense.  Depreciation and amortization expense decreased by $1.3 million, or 13%, for the six months ended December 31, 2006, as compared to the corresponding period last year, primarily due to a change in the estimated useful life and salvage values for certain gaming equipment in the prior year.

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

	Three Months Ended December 31,					Six Months Ended December 31,
	2006	% Rev	2005	% Rev	Favorable/ (Unfavorable)	2006	% Rev	2005	% Rev	Favorable/ (Unfavorable)
	(dollars in millions)
Revenue	$11.2	100%	$13.5	100%	(17)%	$23.1	100%	$24.2	100%	(5)%

Gross margin	6.8	61%	8.6	64%	(21)%	14.2	61%	14.9	62%	(5)%
Selling, general and administrative	2.1	19%	2.6	19%	19%	4.6	20%	4.7	19%	2%
Depreciation and amortization	0.8	7%	0.9	7%	11%	1.6	7%	1.8	7%	11%
Operating income	$3.9	35%	$5.1	38%	(24)%	$8.0	35%	$8.4	35%	(5)%

Operating statistics:
Average number of gaming devices	852		905		(6)%	893		921		(3)%
Average number of table games	11		12		(8)%	11		12		(8)%

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.  Specifically, certain promotional expenses representing coupons redeemable for cash incentives, totaling $1.0 million and $1.9 million for the three and six months ended December 31, 2005, have been reclassified from selling, general and administrative expense and offset against Casino Operations revenue.

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Casino Operations revenue decreased 17% for the three months ended December 31, 2006 as compared to the corresponding period in the prior year.  A portion of the decrease was attributable to a decrease in the average number of gaming devices of 53, or 6%, from 905 during the three months ended December 31, 2005, to 852 during the same period this year. The remainder of the decrease in revenue is due to the fact that revenue in the prior year was positively impacted due to the fact our property, unlike our competitor’s properties, did not sustain any significant damage in connection with the Gulf Coast hurricanes in August and September 2005.

Overall gross margin decreased 21% due to the decrease in revenue coupled with the fixed nature of our direct cost of gaming expenses.

Selling, general and administrative expenses decreased by 19% due to a decline in advertising and promotional expenses for the three months ended December 31, 2006 as compared to the corresponding period in the prior year.

Depreciation and amortization expense, as a percentage of revenue, remained consistent over the corresponding period in the prior year.

Six Months Ended December 31, 2006 Compared to Six Months Ended December 31, 2005

Casino Operations revenue decreased 5% for the six months ended December 31, 2006 as compared to the corresponding period in the prior year.  A portion of the decrease was attributable to a decrease in the average number of gaming devices of 28, or 3%, from 921 during the six months ended December 31, 2005, to 893 during the same period this year. The remainder of the decrease in revenue is due to the fact that revenue in the prior year was positively impacted due to the fact our property, unlike our competitor’s properties, did not sustain any significant damage in connection with the Gulf Coast hurricanes in August and September 2005.

Overall gross margin declined 5% due to the decrease in revenue coupled with the fixed nature of our direct cost of gaming expenses.

Selling, general and administrative expenses decreased by 2% primarily due to decreasing advertising and promotional expenses for the six months ended December 31, 2006 as compared to the corresponding period prior year.

Depreciation and amortization expense remained fairly stable for the six months ended December 31, 2006 as compared to the corresponding period in the prior year.

Parent Company

The summary financial results of Bally Technologies, Inc., our parent entity, are set forth below.  These results also include certain other income and expenses that are otherwise not allocated to a specific business segment.

	Three Months Ended December 31,			Six Months Ended December 31,
	2006	2005	Favorable/ (Unfavorable)	2006	2005	Favorable/ (Unfavorable)
	(dollars in millions)
General and administrative	$6.8	$6.5	(5)%	$13.1	$12.8	(2)%
Depreciation and amortization	0.4	0.3	(33)%	0.7	0.7	—%
Total parent company expense	$7.2	$6.8	(6)%	$13.8	$13.5	(2)%

Other income (expense)
Interest income	$0.4	$0.6	(33)%	$1.3	$1.5	(13)%
Interest expense	(10.2)	(7.3)	(40)%	(18.1)	(13.2)	(37)%
Other, net	0.6	(0.2)	400%	0.9	(0.5)	280%
Total other expense	$(9.2)	$(6.9)	(33)%	$(15.9)	$(12.2)	(30)%

Income tax benefit (expense)	$2.4	$4.7	(49)%	$1.7	$8.8	(81)%
Minority interest	$(1.6)	$(0.2)	(700)%	$(2.8)	$(2.6)	(8)%

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

General and Administrative Expense.  Our general and administrative expenses at the parent company level remained relatively flat for the three months ended December 31, 2006, increasing $0.3 million as compared to the corresponding period in the prior year.

Other income (expense).  Other expenses increased $2.3 million, or 33%, primarily as a result of an increase in interest expense for the three months ended December 31, 2006 compared to the corresponding period in the prior year.  The increase in interest expense was a result of higher interest rates in effect in the current period as virtually all our debt is based on variable interest rates, as well as charges of $2.1 million related to amendments to our loan facility.

Six Months Ended December 31, 2006 Compared to Six Months Ended December 31, 2005

General and Administrative Expense.  Our general and administrative expenses at the parent company level remained relatively flat for the six months ended December 31, 2006, increasing $0.3 million as compared to the corresponding period in the prior year.

Other income (expense).  Other expenses increased $3.7 million, or 30%, primarily as a result of an increase in interest expense for the three months ended December 31, 2006 compared to the corresponding period in the prior year.  The increase in interest expense was a result of higher interest rates in effect in the current period as virtually all our debt is based on variable interest rates, as well as charges of $2.1 million related to amendments to our loan facility.

The effective income tax rate for the year ended June 30, 2007 is estimated to be 38% as compared to an actual effective tax rate of 36% for the year ended June 30, 2006.  The effective tax rate for the current year will be impacted by non-deductible share based compensation expense recognized for book purposes and reserves applied to certain deferred tax assets from foreign losses.  During the six months ended December 31, 2006, our tax provision benefited from a $1.3 million credit related to the retroactive reinstatement of research and development tax credits.

Financial Condition

Selected balance sheet accounts are as follows:

	December 31,	June 30,	Increase (decrease)
	2006	2006	Amount	%
	(in 000s)
Cash and cash equivalents	$12,432	$16,425	$(3,993)	(24)%

Total long-term debt and capital leases	$344,181	$328,346	$15,835	5%

Total current assets	$329,787	$329,354	$(433)	—%
Total current liabilities	$201,661	$198,837	$2,824	1%
Net working capital	$128,126	$130,517	$(2,391)	(2)%

As of December 31, 2006, we had $12.4 million in consolidated cash and cash equivalents which included approximately $3.7 million of cash utilized in our Casino Operations segment that is held in vaults, cages or change banks.   Pursuant to various state gaming regulations, certain cash accounts are maintained to ensure availability of funds to pay wide-area progressive jackpot awards. At December 31, 2006, these accounts had an aggregate value of approximately $15.7 million, which are classified as restricted cash on our condensed consolidated balance sheet.  In addition, we purchase U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive winnings as annual or weekly installment payments rather than one lump sum.  These securities are included in restricted long-term investments in the accompanying condensed consolidated balance sheet, and totaled $10.4 million as of December 31, 2006.

Our net working capital decreased $2.4 million for the six months ended December 31, 2006.  Key factors related to the working capital decrease included a $1.2 million net increase in accounts and notes receivable due to the timing of payments by customers, a $17.0 million decrease in accounts payable and accrued liabilities due to the timing of payments to vendors, offset by an increase in deferred revenue of $16.3 million resulting from the deferral of certain system and game sales and an increase in the current maturities of long-term debt of $3.2 million due to the addition new capital leases.

Our debt structure consists primarily of a term loan facility and a $75.0 million revolving credit facility, which is limited by a current leverage ratio, and debt owed to related parties. The term loan requires principal reductions of approximately 1% per annum paid quarterly, with a balloon payment due in September 2009.  The revolving credit facility commitment reduces annually until it comes due in September 2008.  No amounts were outstanding under our revolving credit facility as of December 31, 2006.

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

The financial covenants under the Loan Agreement consist of a leverage ratio, a fixed charges coverage ratio, and a minimum of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (as that term is defined in the loan agreement) ratio.  The leverage ratio is computed as total average debt outstanding during the quarter divided by the trailing 12 months EBITDA, excluding certain cash and non-cash charges, and is further adjusted to remove EBITDA from discontinued operations at the time those operations are sold.  Our leverage ratio as of December 31, 2006 was 3.36 times versus the covenant maximum of 3.75 times.   We were in compliance with all financial covenants as of December 31, 2006.

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

In December 2006, we executed an additional amendment to the Loan Agreement, which extended the due date for the  delivery of our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2006 and our audited financial statements for the fiscal year ended June 30, 2006 to March 15, 2007.  In exchange for the concessions granted under the amendment we paid an administrative fee of $1.2 million, which was expensed in the quarter ended December 31, 2006.

Management believes that cash flows from current operating activities and the availability under the revolving credit facility will provide us with sufficient capital resources and liquidity to operate our business for at least the next 12 months.  At December 31, 2006, we had no material commitments for capital expenditures.

 Cash Flow Summary

	Six Months Ended December 31,
	2006	2005	Change
	(dollars in 000s)
Cash flows from:
Operating activities	$32,269	$23,167	$9,102
Investing activities	$(58,653)	$(28,849)	$(29,804)
Financing activities	$22,390	$(2,870)	$25,260

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

During the six months ended December 31, 2006, cash flows provided by operating activities totaled $32.3 million as compared to $23.2 million in the corresponding period in the prior year.  This increase was generally attributable to a reduction in the reported net loss for the six months ended December 31, 2006 as compared to the corresponding period in the prior year.

During the six months ended December 31, 2006 cash flows used in investing activities totaled $58.7 million, as compared to $28.8 million for the corresponding period in the prior year.  This change is primarily the result of:

•                  Capital expenditures of $8.8 million in the six months ended December 31, 2006 compared to $6.2 million for the corresponding period in the prior year; and

•                  Costs incurred to deploy additional leased gaming devices totaling $47.5 million in the six months ended December 31, 2006 compared to $19.9 million in the prior year period.

During the six months ended December 31, 2006 cash flows provided by financing activities totaled $22.4 million as compared to the cash flows used in financing activities in the corresponding period in the prior year of $2.9 million.  This change was primarily the result of:

•                  Principal payments on long term debt totaling $4.2 million in the six months ended December 31, 2006 compared to $3.0 million for the corresponding period in the prior year;

•                  Cash provided from the exercise of stock options of $4.3 million in the six months ended December 31, 2006 compared to $0.2 million in the corresponding period in the prior year; and

•                  Cash provided from the sale lease-back of certain assets used in our gaming operations of $22.3 million in the six months ended December 31, 2006.

Contractual Commitments

During the six months ended December 31, 2006, we entered into a capital lease for certain equipment used in our Gaming Operations amounting to approximately $20.7 million.  The lease is payable in thirty-six equal installments of $655,000.

Critical Accounting Policies

A description of our critical accounting policies can be found within management discussion and analysis of financial condition and results of operation in the 2006 10-K. There were no material changes to those policies during the three and six month periods ended December 31, 2006.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2006, we had total debt of approximately $344.2 million, consisting primarily of the $309.6 million term loan under our senior credit facilities, $14.2 million in related party debt and $20.3 million in capital lease obligations.  The interest rate for the term loan is variable, based on LIBOR, and resets every six months.  Approximately $11.2 million of related party debt is variable and is based on LIBOR.  If the LIBOR rates were to increase or decrease by 100 basis points, with all other factors remaining constant, earnings would decrease or increase by approximately $3.2 million annually, on a pre-tax basis.

Foreign Currency Exchange Rate Risk

Our foreign subsidiaries generally use their domestic currency as their functional currency. A 10% fluctuation in the exchange rates of these currencies against the U.S. dollar would result in a corresponding change in earnings reported in the consolidated group which would have no significant effect on a pre-tax basis.

ITEM 4.          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective due to the existing material weaknesses in our internal control over financial reporting previously identified and discussed in the 2006 10-K and below under “—Internal Control Over Financial Reporting —Material Weakness in Internal Control Over Financial Reporting Previously Reported.”

In view of the fact that the financial information presented in this quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2006, was prepared in the absence of effective internal control over financial reporting, we have devoted a significant amount of time and resources to the analysis of the financial statements contained in this report.  In particular, we have reviewed the significant account balances and transactions reflected in the financial statements contained in this report and otherwise analyzed the transactions underlying our financial statements to verify the accuracy of the financial statements.  Accordingly, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, and cash flows.

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

Certain Changes in Internal Control Over Financial Reporting during the Fiscal Quarter Ended December 31, 2006

During the quarter ended December 31, 2006, management continued its remediation steps to address the material weaknesses known at that time and previously reported.  These remediation steps were developed through investigation and review of the processes and activities surrounding the material weaknesses and include changes to these processes and the development of test and review programs designed to prevent or detect similar future occurrences.  There were no other changes to our internal control over financial reporting during the three months ended December 31, 2006 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1.          LEGAL PROCEEDINGS

Litigation

In June and July 2004, putative class actions were filed against the Company and its officers, Robert Miodunski, Robert Saxton, Mark Lerner and Steven Des Champs, in the United States District Court for the District of Nevada. The nearly identical complaints alleged violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), stemming from revised earnings guidance, declines in the stock price and sales of stock by insiders. The complaints sought damages in unspecified amounts. The Federal District Court granted the plaintiffs’ unopposed motions to consolidate the cases and to appoint a lead counsel and a lead plaintiff, and the plaintiffs filed a consolidated complaint, all as is customary in such cases.  The Company and the other defendants moved to dismiss the complaint.  Thereafter, activity in the case was stopped and the parties participated in a mediation process during which the parties agreed on the terms of a settlement. The parties have negotiated and executed settlement documents settling both the consolidated class action and the derivative case discussed below. Under the settlement, which has received preliminary approval from the court, an aggregate of $16 million in cash, plus certain interest, will be paid to settle the securities class action as well as the derivative litigation discussed below.  The Company will pay $1.25 million, which was accrued in the Company’s financial statements for the quarter ended December 31, 2005. In addition to certain governance actions the Company has agreed to undertake in connection with the settlement, the Company’s directors and officers insurer will contribute approximately $14.75 million to the settlement.

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

There have been no material changes to the risk factors presented in Item 1A of the 2006 10-K ..

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