Form 10-Q
period 2007-03-31
BALLY TECHNOLOGIES, INC.
filed 2007-11-02
CIK 2491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

☒  Large Accelerated Filer                                        ☐  Accelerated Filer                                            ☐  Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐            Yes ☒  No

The number of shares of Common Stock, $0.10 par value, outstanding as of October 26, 2007, according to the records of the registrant’s registrar and transfer agent was 54,393,000 which does not include 587,000 shares held in treasury.

EXPLANATORY NOTE

As previously disclosed on the Form 12b-25 of Bally Technologies, Inc. (“Bally,” the “Company,” or “we”), filed with the Securities and Exchange Commission (the “SEC”) on August 30, 2007, the filing of this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 was originally delayed due to the significant amount of additional time and resources required to prepare and file our Quarterly Reports on Form 10-Q for the fiscal quarters ended September 30, 2006 and December 31, 2006, which were filed on June 20, 2007 (the “Form 10-Q’s”). As a result of the delay in filing the Form 10-Q’s, we required additional time to complete this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007. Furthermore, the preparation of the financial information presented in this Quarterly Report on Form 10-Q required additional time and resources because it was prepared while certain material weaknesses existed in our internal control over financial reporting which are described in Item 4, Controls and Procedures. Unless specifically stated otherwise, information presented in this Quarterly Report on Form 10-Q is as of and for the periods ended March 31, 2007.

I N D E X

PART I

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2007	2006
	(in 000s, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$15,227	$16,425
Restricted cash	16,626	14,484
Accounts and notes receivable, net of allowances for doubtful accounts of $7,519 and $8,073	151,400	135,497
Inventories	75,457	69,995
Income taxes receivable	1,293	266
Deferred tax assets, net	51,374	51,374
Deferred cost of revenue	36,032	23,044
Other current assets	13,192	18,269
Total current assets	360,601	329,354
Long-term investments (restricted)	9,793	8,984
Long-term receivables	8,634	6,436
Property, plant and equipment, net of accumulated depreciation of $49,538 and $49,756	77,442	68,464
Leased gaming equipment, net of accumulated depreciation of $77,501 and $64,160	59,051	43,408
Goodwill	161,648	161,303
Intangible assets, net of accumulated amortization of $27,736 and $23,963	25,164	27,656
Deferred tax assets, net	18,240	20,048
Long-term deferred cost of revenue	23,739	14,659
Other assets, net	6,376	7,569
Total assets	$750,688	$687,881
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,351	$39,622
Accrued liabilities	48,419	58,791
Customer deposits	23,765	27,340
Jackpot liabilities	13,459	13,139
Deferred revenue	76,973	47,081
Current maturities of long-term debt and capital leases, including $3,800 and $6,600 owed to related parties	19,284	12,864
Total current liabilities	219,251	198,837
Long-term debt and capital leases, net of current maturities, including $7,600 and $7,600 owed to related parties	324,178	315,482
Long-term deferred revenue	30,331	18,370
Other liabilities	9,558	10,430
Total liabilities	583,318	543,119
Minority interest	628	684
Commitments and Contingencies (Note 10)
Stockholders’ equity:

Special stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 115 shares issued and outstanding	12	12
Common stock, $.10 par value; 100,000,000 shares authorized; 54,009,000 and 52,880,000 shares issued and 53,455,000 and 52,354,000 outstanding	5,395	5,283
Treasury stock at cost, 554,000 and 526,000 shares	(1,172)	(665)
Additional paid-in capital	238,881	219,472
Accumulated other comprehensive income	1,163	1,351
Accumulated deficit	(77,537)	(81,375)
Total stockholders’ equity	166,742	144,078
Total liabilities and stockholders’ equity	$750,688	$687,881

See accompanying notes to unaudited interim condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
		(as restated, see Note 2)		(as restated, see Note 2)
	(in 000s, except per share amounts)
Revenues:
Gaming equipment and systems	$117,513	$102,213	$318,108	$237,988
Gaming operations	44,731	38,570	125,770	110,851
Casino operations	12,974	13,783	36,051	37,940
	175,218	154,566	479,929	386,779
Costs and expenses:
Cost of gaming equipment and systems (1)	63,452	65,230	174,001	142,745
Cost of gaming operations	18,645	25,062	53,311	65,171
Direct cost of casino operations	4,681	4,880	13,583	14,102
Selling, general and administrative	51,303	47,481	151,150	130,946
Research and development costs	12,536	12,200	38,399	33,242
Impairment charges	—	13,953	—	13,953
Depreciation and amortization	6,236	6,125	17,111	18,387
	156,853	174,931	447,555	418,546
Operating income (loss)	18,365	(20,365)	32,374	(31,767)

Other income (expense):
Interest income	680	925	2,004	2,417
Interest expense	(7,656)	(7,096)	(25,777)	(20,300)
Other, net	(37)	164	1,143	(252)

Income (loss) before income taxes and minority interest	11,352	(26,372)	9,744	(49,902)
Income tax (expense) benefit	(4,493)	9,839	(2,806)	18,674
Minority interest	(277)	(226)	(3,100)	(2,813)

Net income (loss)	$6,582	$(16,759)	$3,838	$(34,041)

Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$0.12	$(0.32)	$0.07	$(0.65)
Diluted earnings (loss) per share	$0.12	$(0.32)	$0.07	$(0.65)

Weighted average shares outstanding:
Basic	53,220	52,158	53,062	52,144
Diluted	55,662	52,158	55,249	52,144

(1) Cost of gaming equipment and systems exclude amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2007	2006
		(as restated, see Note 2)
	(in 000s)
Cash flows from operating activities:
Net income (loss)	$3,838	$(34,041)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	44,672	51,759
Share-based compensation	11,090	9,474
Excess tax benefit of stock option exercises	(526)	—
Deferred income taxes	1,809	(19,389)
Provision for doubtful accounts	669	233
Inventory and other asset write-downs	7,762	25,930
Other	5,564	5,482
Changes in operating assets and liabilities:
Accounts and notes receivable	(19,036)	(21,940)
Inventories	(67,568)	(26,059)
Other current assets	(2,488)	1,353
Accounts payable	(3,050)	(5,177)
Accrued liabilities and jackpot liabilities	(8,594)	28,136
Deferred revenue	19,785	3,657
Net cash provided by (used in) operating activities	(6,073)	19,418

Cash flows from investing activities:
Capital expenditures	(15,238)	(10,269)
Restricted cash and investments	(2,087)	(639)
Additions to other long-term assets	(3,299)	(2,505)
Net cash used in investing activities	(20,624)	(13,413)

Cash flows from financing activities:
Proceeds from revolving credit facility	15,000	—
Payments on revolving credit facility	(10,000)	—
Reduction of long-term debt	(9,943)	(7,126)
Proceeds from sale lease-back arrangements	22,303	—
Excess tax benefit of stock option exercises	526	—
Proceeds from exercise of stock options	7,401	298
Net cash provided by (used in) financing activities	25,287	(6,828)

Effect of exchange rate changes on cash	212	25

Cash and cash equivalents:
Decrease for period	(1,198)	(798)
Balance, beginning of period	16,425	33,170
Balance, end of period	$15,227	$32,372

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC.

FORM 10-Q

Notes to Unaudited Condensed Consolidated Financial Statements

1.             BASIS OF PRESENTATION

Principles of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of Bally Technologies, Inc., a Nevada corporation, and its subsidiaries for the respective periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 as filed with the SEC on March 15, 2007.

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

The Company also consolidates certain Atlantic City progressive trusts in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 46R, Consolidation of Variable Interest Entities, which addresses consolidation by a business enterprise of variable interest entities (“VIE’s”) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (2) hold a significant variable interest in, or have significant involvement with, an existing VIE. As of March 31, 2007 and June 30, 2006, the Company consolidated $5.7 million and $4.7 million, respectively, in total assets and liabilities, primarily consisting of restricted cash accounts and restricted investments (included in other assets in the condensed consolidated balance sheets) and related jackpot liabilities. The following revenues and costs were also consolidated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(in 000s)
Gaming operations revenue	$1,453	$1,941	$5,455	$6,278
Cost of gaming operations	1,660	1,312	3,466	4,585

All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation, the most significant of which was to reclassify revenue and cost of gaming operations from revenue and cost of gaming equipment and systems in the unaudited condensed consolidated statements of operations.

Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market. Cost elements included in work-in-process and finished goods include raw materials, freight, direct labor and manufacturing overhead. Inventories consist of the following:

	March 31, 2007	June 30, 2006
	(in 000s)
Raw materials	$55,281	$40,412
Work-in-process	709	7,696
Finished goods	19,467	21,887
Total	$75,457	$69,995

The Company recorded inventory write-downs totaling approximately $1.5 million and $2.5 million, and $7.8 million and $10.6 million for the three and nine months ended March 31, 2007 and 2006, respectively. These charges are classified in cost of gaming equipment and systems in the consolidated statements of operations.

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

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and accordingly, the Company will adopt FIN 48 beginning in fiscal 2008. The Company is currently in the process of evaluating the impact FIN 48 will have on its consolidated results of operations, financial position and cash flows.

2.             RESTATEMENT

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended June 30, 2006 and in connection with the year-end closing process for fiscal 2007, the Company determined that certain adjustments were required to be made for corrections of errors in its previously issued unaudited condensed consolidated financial statements for the three and nine month periods ended March 31, 2006, among others. These errors related to:

•                                          Certain expenses that had been reported in prior periods as selling, general and administrative expenses, depreciation and amortization expense and other expenses which should have been recorded either as cost of sales or as contra-revenue;

•                                          Certain promotional expenses, representing coupons redeemable for cash incentives, should have been presented as an offset against casino operations revenue in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future, and EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products);

•                                          Additions to leased gaming equipment previously reported as cash used in investing activities in its consolidated statements of cash flows for all periods prior to March 31, 2007 should have been presented as a change in inventory under cash used in operating activities; and

•                                          Certain sales sourced from the United States directly to foreign customers were included in revenue and operating income (loss) attributable to the United States geographic region and should have been classified as Europe or Other Foreign based on the location of the customer. Specifically, revenue of $8.3 million and $14.6 million and operating income of $2.8 million and $2.6 million for the three and nine months ended March 31, 2006, respectively, should not have been classified as being attributable to the United States geographic region. See Note 8.

As a result of these and other immaterial errors, the condensed consolidated statements of operations and statements of cash flows for the three and nine month periods ended March 31, 2006, among others, have been restated from the amounts previously reported. The restatement had no effect on the condensed consolidated balance sheets, or reported net income (loss) for any period.

The following is a summary of the effects of the restatement on the accompanying unaudited condensed consolidated financial statements:

	Three Months Ended March 31, 2006				Nine Months Ended March 31, 2006
	As previously reported	Reclassification (1)	Adjustments	As restated	As previously reported	Reclassification (1)	Adjustments	As restated
Statement of Operations
Revenue:
Gaming equipment and systems	$141,221	$(38,570)	$(438)	$102,213	$349,977	(110,851)	$(1,138)	$237,988
Gaming operations	—	38,570	—	38,570	—	110,851	—	110,851
Casino operations	15,090	—	(1,307)	13,783	41,137	—	(3,197)	37,940
Total revenue	156,311	—	(1,745)	154,566	391,114	—	(4,335)	386,779

Cost of gaming equipment and systems (2)	89,862	(25,062)	430	65,230	204,025	(65,171)	3,891	142,745
Cost of gaming operations	—	25,062	—	25,062	—	65,171	—	65,171
Direct cost of casino operations	4,880	—	—	4,880	14,102	—	—	14,102
Selling, general and administrative expense	49,281	—	(1,800)	47,481	138,130	—	(7,184)	130,946
Depreciation and amortization	6,383	—	(258)	6,125	19,207	—	(820)	18,387
Operating loss	(20,248)	—	(117)	(20,365)	(31,545)	—	(222)	(31,767)
Other income (expense), net	47	—	117	164	(474)	—	222	(252)
Loss from continuing operations before income taxes and minority interest	(26,372)	—	—	(26,372)	(49,902)	—	—	(49,902)

(1) As discussed in Note 1.

(2)   Cost of gaming equipment and systems exclude amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

	Nine Months Ended March 31, 2006
	As previously reported	Adjustments	As restated
	(in 000s)
Statement of Cash Flows
Other adjustments to reconcile net loss to net cash provided by operating activities	$4,368	$1,114	$5,482
Change in inventories	1,374	(27,433)	(26,059)
Cash flows provided by operating activities	45,737	(26,319)	19,418
Capital expenditures	(9,990)	(279)	(10,269)
Additions to leased gaming equipment	(26,598)	26,598	—
Cash flows used in investing activities	(39,732)	26,319	(13,413)

3.             EARNINGS (LOSS) PER SHARE

The computation of basic and diluted earnings (loss) per share applicable to the Company’s common stock is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(in 000s, except per share amounts)
Net income (loss)	$6,582	$(16,759)	$3,838	$(34,041)

Weighted average common shares outstanding	53,220	52,158	53,062	52,144
Effect of dilutive securities	2,442	—	2,187	—
Diluted	55,662	52,158	55,249	52,144

Basic income (loss) per share	$0.12	$(0.32)	$0.07	$(0.65)
Diluted income (loss) per share	$0.12	$(0.32)	$0.07	$(0.65)

Certain securities were excluded from the diluted per share calculation because their inclusion would be anti-dilutive. For the three month and nine month periods ended March 31, 2007, all options and warrants outstanding with an exercise price that exceeds the fair market value of the underlying stock have been excluded. For the three month and  nine month periods ended March 31, 2006, all potentially dilutive securities were excluded from the diluted per share calculation as their inclusion would have been anti-dilutive due to the net loss reported. Such securities consist of the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(in 000s)
Stock options	1,634	9,198	1,940	8,986
Warrants	100	100	100	100
Restricted stock	—	554	—	554
Total	1,734	9,852	2,040	9,640

The Company also has certain related party debt outstanding which is convertible into common stock at the Company’s discretion. As of March 31, 2006, the potential dilution from this convertible debt has not been included in the diluted loss per share computation for the three month period and the nine month periods ended March 31, 2006, due to the reported net loss for the periods. Assuming the conversion occurred on March 31, 2006, an additional 0.7 million shares, respectively, would have been outstanding as a result of the conversion. The effect of the convertible debt has been included in the diluted per share calculation for three month period and nine month periods ended March 31, 2007.

4.             SHARE-BASED COMPENSATION

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

The following table presents share-based compensation expense included in the Company’s condensed consolidated statements of operations:

	Three Months Ended March 31		Nine Months Ended March 31
	2007	2006	2007	2006
	(in 000s)

Selling, general and administrative	$2,501	$3,261	$9,778	$8,633
Research and development	437	275	1,204	771
Cost of gaming and equipment	40	24	108	70
Share-based compensation expense before tax	2,978	3,560	11,090	9,474
Income tax benefit	1,042	1,246	3,882	3,316
Net share-based compensation expense	$1,936	$2,314	$7,208	$6,158

As of March 31, 2007, there was $24.8 million of total unrecognized compensation expense related to the unvested portion of stock options which will be recognized over the subsequent 2.71 years.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s common stock over the option’s expected term, the risk-free interest rate over the option’s expected term and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted. Estimates of fair value are not intended to predict actual future events, or the value ultimately realized by persons who receive equity awards.

The fair value of each option granted during the periods referenced below was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Weighted Average:
Expected option term (in years)	6.25	5.79	6.19	6.25
Expected volatility	56.84%	60.06%	57.35%	61.61%
Risk-free interest rate	4.83%	4.35%	4.77%	3.86%
Expected annual dividend yield	—	—	—	—

Stock option activity as of and for the nine months ended March 31, 2007 is summarized below:

	Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)	(per share)	(years)	(in 000s)
Balance outstanding as of June 30, 2006	9,640	$14.61	6.41	$32,290
Granted	983	18.42
Exercised	(1,086)	8.46
Forfeited or expired	(742)	16.25
Balance outstanding as of March 31, 2007	8,795	$15.65	7.09	$71,083
Exercisable as of March 31, 2007	5,304	$16.49	6.12	$38,938

Restricted stock and RSU activity as of and for the nine months ended March 31, 2007 is summarized below:

	Weighted Average
	Shares	Grant Date Fair Value
	(in 000s)	(per share)
Balance outstanding as of June 30, 2006	647	$15.51
Granted	84	16.37
Forfeited or expired	(2)	17.00
Balance outstanding as of March 31, 2007	729	$15.60

Vested as of March 31, 2007	420	$15.20

5.             GOODWILL AND INTANGIBLE ASSETS

Finite lived intangible assets

Substantially all of the Company’s recorded intangible assets are subject to amortization. Finite lived intangible assets are comprised of the following:

	March 31, 2007	June 30, 2006
	(in 000s)
Amortizable intangible assets:
Patents and gaming related products	$19,664	$19,583
Less: accumulated amortization	(9,164)	(7,061)
	10,500	12,522

Licenses and other	$33,236	$32,036
Less: accumulated amortization	(18,572)	(16,902)
	14,664	15,134

Total	$25,164	$27,656

Goodwill

The changes in the carrying amount of goodwill for the nine month period ended March 31, 2007, are as follows:

(in 000s)
Balance at June 30, 2006	$161,303
Foreign currency translation adjustment	345
Balance at March 31, 2007	$161,648

6.             LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital leases consist of the following:

	March 31,	June 30,
	2007	2006
	(in 000s)
Revolving credit facility	$5,000	$—
Term loan facility	308,757	311,382
Capital lease obligations	18,039	2,399
Related party debt (see Note 7)	11,400	14,200
Other, generally unsecured	266	365
Long-term debt and capital leases	343,462	328,346
Less current maturities	19,284	12,864
Long-term debt and capital leases, less current maturities	$324,178	$315,482

The Company’s debt structure at March 31, 2007 consists primarily of a term loan facility and a $75.0 million revolving credit facility, which are limited by a current leverage ratio and debt owed to related parties. The term loan requires principal reductions of approximately 1% per annum paid quarterly, with a balloon payment due in September 2009. The revolving credit facility commitment reduces annually until it comes due in September 2008. As of March 31, 2007, the term loan had an interest rate of 8.61%, based on LIBOR plus 3.25%, and the revolving credit facility had an interest rate of 7.86%, based on LIBOR plus 2.50%. In July 2007, the Company initiated its next LIBOR-based term loan interest rate period (for a term of six months) based on the interest rate formula of LIBOR plus 3.25%,  which was 8.64%.

The term loan and the revolving credit facility are collateralized by substantially all of the Company’s domestic property and are guaranteed by each of the Company’s domestic subsidiaries, other than the entity that holds the Company’s interest in its Rainbow Casino operations, and are secured by a pledge agreement. The bank loan agreement governing the term loan and the revolving credit facility (the “Loan Agreement”) contains a number of maintenance and other covenants that, among other things, restrict the ability of the Company and the ability of certain of its subsidiaries to dispose of assets, incur additional indebtedness or issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of the Company’s subsidiaries, engage in mergers or acquisitions or certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities. The Company was in compliance with these covenants as of March 31, 2007.

As of March 31, 2007, the Company was also in compliance with its financial covenants consisting of a leverage ratio, a fixed charges coverage ratio and a minimum of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (as EBITDA is defined in the Loan Agreement). The leverage ratio is computed as total average debt outstanding during the quarter divided by the trailing 12 months EBITDA, excluding certain cash and non-cash charges. The Company’s leverage ratio as of March 31, 2007 was 3.01 times versus a maximum allowable of 3.75 times. The maximum allowable leverage ratio declines to 3.50 as of September 30, 2007, through the remaining term of the Loan Agreement.

As a result of the additional time required to complete the year end closing process for fiscal 2007, the Company failed to deliver to lenders its 2007 audited financial statements by September 28, 2007, and therefore, was not in compliance with certain debt covenants under the Loan Agreement. The Loan Agreement provides for a 25-business day grace period to cure the default which was cured by delivering its 2007 audited financial statements simultaneously with the filing of its 2007 Form-10K within the grace period.

In October 2006, the Company executed an amendment to the Loan Agreement, which, among other things, (i) extended the due date for the  delivery of the Company’s audited financial statements for the fiscal year ended June 30, 2006 to December 31, 2006, (ii) provided that the Company deliver its quarterly reports on Form 10-Q for the fiscal quarters ended September 30, 2005, December 31, 2005 and March 31, 2006 no later than December 31, 2006, (iii) modified the definition of EBITDA to exclude up to $10.0 million of certain cash charges and (iv) clarified that the definition of EBITDA includes interest income on trade receivables. In exchange for the concessions granted under the amendment, the Company paid an administrative fee of $1.0 million which was expensed in the quarter ended December 31, 2006.

In December 2006, the Company executed an additional amendment to the Loan Agreement, which extended the due date for the  delivery of the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2006 and its audited financial statements for the fiscal year ended June 30, 2006 to March 15, 2007. In exchange for the concessions granted under the amendment, the Company paid an administrative fee of $1.2 million which was expensed in the quarter ended December 31, 2006.

In March 2007, the Company executed an additional amendment to the Loan Agreement, which (i) increased the limit of all outstanding letters of credit from $20.0 million to $35.0 million, (ii) increased the limit of all indebtedness and contingent obligations with respect to performance bonds from $20.0 million to $35.0 million, and (iii) permitted liens on cash equivalents securing indebtedness. In exchange for the concessions granted under the amendment, the Company paid an administrative fee of $0.1 million which was expensed in the quarter ended March 31, 2007.

Capital lease obligations represent amounts owed under lease or sale-lease back transactions primarily related to equipment used in the Company’s Gaming Equipment and Systems segment. The leases are payable in thirty-six equal installments with interest imputed at a weighted average rate of 9.11%.

The Company’s related party debt, which totaled approximately $11.4 million as of March 31, 2007, consists primarily of the debt owed to the former principals of Sierra Design Group (“SDG”) and MindPlay LLC (“MindPlay”). See Note 7, Related Party Transactions, below regarding related party debt.

7.             RELATED PARTY TRANSACTIONS

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

	March 31, 2007		June 30, 2006
	Interest Rate	Outstanding Debt	Interest Rate	Outstanding Debt
	(in 000s)
SDG	7.33%	$8,400	6.39%	$11,200
MindPlay	6.00%	3,000	6.00%	3,000
Related party debt		11,400		14,200
Less current maturities		3,800		6,600
Related party debt, less current maturities		$7,600		$7,600

The note payable to the former principals of SDG of $8.4 million is payable in annual installments through 2009. At the Company’s discretion, the principal and accrued interest thereon can be paid in cash, or can be converted into shares of the Company’s common stock using the average stock price for the 20 business days prior to the delivery of such shares.

In February 2004, the Company acquired substantially all of the assets and liabilities of MindPlay. The initial purchase price included, among other things, the issuance of a $4.0 million note payable. As provided for in the acquisition agreement, under certain circumstances, the Company may offset 50% of all damages (including reasonable attorneys’ fees) up to the entire amount due under the promissory note in connection with an indemnification claim against the former shareholders of MindPlay related to the Company’s patent lawsuit with Shuffle Master, Inc. (“Shuffle Master”) and International Game Technology (“IGT”) which is described below in Note 10, Commitments and Contingencies.

The Company leases a warehouse and office facility from an entity owned by Mr. Robert Luciano, a former principal of SDG and the Company’s Chief Technology Officer. Rental payments totaled $112,000 and $103,000, and $347,000 and $309,000 for the three and nine month periods ended March 31, 2007 and 2006, respectively.

8.             SEGMENTS AND GEOGRAPHICAL INFORMATION

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

The table below presents information as to the Company’s revenues and operating income (loss) by segment:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(in 000s)
Revenues:
Gaming Equipment and Systems	$162,244	$140,783	$443,878	$348,839
Casino Operations	12,974	13,783	36,051	37,940
Total revenues	$175,218	$154,566	$479,929	$386,779

Inter-segment revenues:
Gaming Equipment and Systems	$113	$87	$300	$390
Casino Operations	—	—	—	—
Total inter-segment revenues	$113	$87	$300	$390

Operating income (loss):
Gaming Equipment and Systems	$20,596	$(18,231)	$40,449	$(24,579)
Casino Operations	5,483	5,281	13,453	13,708
Corporate/other	(7,714)	(7,415)	(21,528)	(20,896)
Total operating income (loss)	$18,365	$(20,365)	$32,374	$(31,767)

The Company’s operations are based primarily in the United States with sales and distribution offices in Europe, China and South America. The table below presents information as to the Company’s revenues and operating income (loss) by geographic region:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
		(As restated, See Note 2)		(As restated, See Note 2)
	(in 000s)
Revenues:
United States	$155,179	$137,426	$425,651	$349,808
Europe	7,020	6,454	22,019	17,022
Other foreign	13,019	10,686	32,259	19,949
Total revenues	$175,218	$154,566	$479,929	$386,779

Operating income (loss):
United States	$15,442	$(23,148)	$25,590	$(33,378)
Europe	1,067	574	4,553	(40)
Other foreign	1,856	2,209	2,231	1,651
Total operating income (loss)	$18,365	$(20,365)	$32,374	$(31,767)

9.             SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information is related to the condensed consolidated statements of cash flows:

	Nine Months Ended March 31,
	2007	2006
	(in 000s)
Cash paid for interest	$25,681	$15,816
Cash paid for income taxes	1,127	2,329

Non-cash investing and financing transactions:
Reclassify property, plant and equipment to inventory (1)	$6,026	$8,683
Transfer of inventory to leased gaming equipment (1)	48,998	26,319
Inventory in transit	409	—
Capital expenditure accruals	580	—
Assets acquired through sale lease-back transactions	11,681	—
Unrealized gain on sale lease-back transactions	3,333	—
Value of restricted stock issued to employees	1,383	—
Receipt of Company’s common stock as consideration for employee stock option exercises	507	—
Consolidation of variable interest entities	1,000	(1,330)

(1)     The Company has one process to procure raw materials for the assembly of both inventory and leased gaming equipment. The materials requisition planning process considers the number of devices the Company expects to build for sale and for use in its gaming operations division during a particular period, but it does not separately earmark purchases for leased gaming equipment. Without such an earmarking process, the Company is unable to determine whether the cash expended to construct leased gaming equipment during a particular period came from inventory on hand at the beginning of the period or was constructed from inventory procured during the period of deployment, thus requiring the expenditure of cash. As a result of the inability to separately identify the cash flows associated with the construction of leased gaming equipment, the Company has included all additions to leased gaming equipment as a change in inventory under cash provided by (used in) operating activities in the consolidated statement of cash flows. In addition, cash generated from the sale of used gaming equipment classified as leased gaming equipment is also included in cash provided by (used in) operating activities in the consolidated statement of cash flows.

10.          COMMITMENTS AND CONTINGENCIES

In June and July 2004, putative class actions were filed against the Company and its officers, Robert Miodunski, Robert Saxton, Mark Lerner and Steven Des Champs, in the United States District Court for the District of Nevada. The nearly identical complaints alleged violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), stemming from revised earnings guidance, declines in the stock price and sales of stock by insiders. The complaints sought damages in unspecified amounts. The Federal District Court granted the plaintiffs’ unopposed motions to consolidate the cases and to appoint a lead counsel and a lead plaintiff, and the plaintiffs filed a consolidated complaint, all as is customary in such cases. The Company and the other defendants moved to dismiss the complaint. Thereafter, activity in the case was stopped and the parties participated in a mediation process during which the parties agreed on the terms of a settlement. The parties negotiated and executed settlement documents settling both the consolidated class action and the derivative case discussed below. Under the settlement an aggregate of $16.0 million in cash, plus certain interest, was paid to settle the securities class action as well as the derivative litigation as discussed below. The Company accrued $1.25 million related to the settlement during the year ended June 30, 2006, which was paid in late February 2007. In addition to certain governance actions the Company agreed to undertake in connection with the settlement, the Company’s directors and officers insurer contributed approximately $14.75 million to the settlement. The court approved the settlement on August 9, 2007, ending the case.

In July 2004, two derivative lawsuits were filed in Nevada state court against the members of the board of directors and the officers listed above. The Company was named as a nominal defendant in the derivative lawsuits as the claims were purportedly asserted for the benefit of Bally Technologies, Inc. These lawsuits asserted claims for breach of fiduciary duty and waste of corporate assets arising out of the same events as those giving rise to the class actions described above, and sought injunctive relief and damages in unspecified amounts. These two cases were consolidated, and the Company and the other defendants moved to dismiss the case. In February 2005, the state district court granted the defendants’ motion and dismissed the case. The plaintiffs appealed the dismissal to the Nevada Supreme Court, which referred the matter to its settlement conference program. The parties met with a court-appointed settlement judge on December 15, 2005, and agreed to settle the case for $8,000, and on February 2, 2006, the Nevada Supreme Court entered its order dismissing the appeal and ending the case.

On March 27, 2006, shortly after the aforementioned derivative suit was dismissed in the Nevada state court, another derivative lawsuit was filed in the United States District Court for the District of Nevada against individual defendants Robert Miodunski, Robert Saxton, Steven Des Champs, Mark Lerner, David Robbins, Anthony DiCesare, Joel Kirschbaum, Kevin Verner, Richard Haddrill, Stephen Race, Jacques André and nominal defendant Bally Technologies, Inc. Based on factual allegations that are similar to those alleged in the federal securities class action complaints and the previous derivative actions that were dismissed by the District Court, the derivative complaint alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violation of the Sarbanes-Oxley Act of 2002. The parties reached a settlement as discussed more fully above. The court approved the settlement on June 22, 2007, ending the case.

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

In August 2004, Shuffle Master sued the Company in the United States District Court for the District of Nevada, alleging infringement of various patents in connection with the Company’s MindPlay product line and seeking injunctive relief and damages in an unspecified amount. In June 2005, it was announced that IGT had acquired an interest in the patents at issue in the case, and thereafter IGT joined the case as a plaintiff. In December 2005, the District Court issued a ruling construing the claim terms of all the patents in the suit. A hearing on the parties’ dispositive motions is set for December 2007. Management believes the plaintiffs’ lawsuit to be without merit, and the Company is vigorously defending against the lawsuit.

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

On December 7, 2004, IGT filed a patent infringement lawsuit against the Company in the United States District Court for the District of Nevada. The complaint asserts that the Company’s wheel-based games, such as Monte Carlo™, Lucky Wheel™ and Cash For Life™, its games with a reel in the top box, such as Bonus Frenzy™, and its iVIEW™ products infringe on patents held by IGT, and seeks injunctive relief and damages in unspecified amounts. The Company believes IGT’s claims are without merit and is vigorously defending itself against the lawsuit. As part of its defense, the Company has asserted counterclaims against IGT, including claims that IGT’s patents are invalid, unenforceable and not infringed, as well as several claims that IGT has engaged in anti-competitive conduct in violation of state and federal antitrust laws. By its counterclaims, the Company is seeking damages and other relief from IGT. IGT’s motion to dismiss the Company’s antitrust claims was denied in January 2006, and in March 2007, the court denied IGT’s motions for summary judgment with respect to the antitrust claims dealing with the wheel game market. The court issued claims construction rulings in May 2007. Trial is tentatively scheduled for May 2008.

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

In May 2006, IGT filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware. The complaint asserts that the Company’s Bally Power Bonusing™ products infringe patents held by IGT, and seeks injunctive relief and damages in unspecified amounts. The court took IGT’s motion for a preliminary injunction off-calendar and set a November 2008 trial date. The Company believes IGT’s claims, including its request for preliminary relief, are without merit and is vigorously defending itself against the lawsuit.

The Company is also a party to various lawsuits relating to routine matters incidental to our business. Management does not believe that the outcome of such litigation, including the matters above, in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations or cash flows. The Company has not recorded any loss accruals for these contingencies unless otherwise noted above.

11.          SUBSEQUENT EVENTS

In August 2007 the Company prepaid $15.0 million under the term loan facility described under Note 6.

In September 2007 the Company issued a letter of credit to the Oregon State Lottery to secure the performance under a contract to provide 2,300 games.

In September 2007 the Company agreed to repurchase $6.0 million in common stock from Mr. Robert Luciano, the Company’s Chief Technology Officer. The purchase price for each share of common stock will be determined by calculating the average per share closing price of the Company’s common stock for three business days before the closing date. The Company anticipates the closing will occur in November 2007.

In October 2007 the Company acquired technology to be used in future enhancements of its system products for $4.9 million.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin this Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our key operating business divisions and significant trends as of March 31, 2007. This overview is followed by a detailed analysis of our results of operations and our financial condition as of, and for, the three and nine months ended March 31, 2007. The financial information set forth in the following Management’s Discussion and Analysis gives effect to the restatement as discussed in Note 2 to the unaudited condensed consolidated financial statements, Restatement of Previously Issued Financial Statements.

Forward Looking Statements

Certain statements made or incorporated by reference in this Quarterly Report on Form 10-Q, in our other filings with the SEC, in our press releases and in statements made by or with the approval of authorized personnel constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief or current expectations with respect to, among other things, future events and financial trends affecting us. Forward looking statements are typically identified by words such as “believes,” “expects,” “anticipates” and similar expressions.

Although we believe the expectations reflected in any forward looking statements are reasonable, readers are cautioned that forward looking statements involve known and unknown risks and uncertainties, are not guarantees of future performance and that actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. These differences can arise as a result of the risks described in Item 1A, Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, as well as other factors such as the impact of competition, our ability to service debt, product development, foreign operations, dependence on key personnel, the ability to integrate future acquisitions, regulation by gaming authorities, the outcome of pending litigation matters, gaming taxes, market risks and the potential adverse effects to our financial condition, results of operations or prospects.

Forward looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward looking statements contained in this Quarterly Report on Form 10-Q will, in fact, transpire.

Restatement

Subsequent to the issuance of our consolidated financial statements for the year ended June 30, 2006 and in connection with the year-end closing process for fiscal 2007, we determined that certain adjustments were required to be made for corrections of errors in our previously issued consolidated financial statements for the years ended June 30, 2006 and 2005 and certain periods within such years. On October 29, 2007, after consultation with management, our Board of Directors determined that a restatement of the condensed consolidated financial statements for the affected periods was required. The restatement related primarily:

•           Certain expenses that had been reported in prior periods as selling, general and administrative expenses, depreciation and amortization expense and other expenses which should have been recorded either as cost of sales or as contra-revenue;

•              Certain promotional expenses, representing coupons redeemable for cash incentives, should have been presented as an offset against casino operations revenue in accordance with EITF Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future, and EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products);

•              Additions to leased gaming equipment previously reported as cash used in investing activities in our consolidated statements of cash flows for all periods prior to March 31, 2007 should have been presented as a change in inventory under cash used in operating activities; and

•              Certain sales sourced from the United States directly to foreign customers were included in revenue and operating income (loss) attributable to the United States geographic region and should have been classified as Europe or Other Foreign based on the location of the customer. Specifically, revenue of $8.3 million and $14.6 million and operating income of $2.8 million and $2.6 million for the three and nine months ended March 31, 2006, respectively, should not have been classified as being attributable to the United States geographic region. See Note 8 to the unaudited condensed consolidated financial statements, Segments and Geographic Information.

As a result of these and other immaterial errors, our condensed consolidated statements of operations and statements of cash flows for the three and nine month periods ended March 31, 2006, among other periods, have been restated from the amounts previously reported. The restatement had no effect on the condensed consolidated balance sheets or reported net income (loss) for any period. See Note 2 to the unaudited condensed consolidated financial statements, Restatement of Previously Issued Financial Statements.

The financial information set forth in the following Management’s Discussion and Analysis gives effect to the restatement. The following is a summary of the effects of the restatement.

	Three Months Ended March 31, 2006				Nine Months Ended March 31,2006
	As previously reported	Reclassification (1)	Adjustments	As restated	As previously reported	Reclassification (1)	Adjustments	As restated
Statement of Operations
Revenue:
Gaming equipment and systems	$141,221	(38,570)	$(438)	$102,213	$349,977	(110,851)	$(1,138)	$237,988
Gaming operations	—	38,570	—	38,570	—	110,851	—	110,851
Casino operations	15,090	—	(1,307)	13,783	41,137	—	(3,197)	37,940
Total revenue	156,311	—	(1,745)	154,566	391,114	—	(4,335)	386,779

Cost of gaming equipment and systems(2)	89,862	(25,062)	430	65,230	204,025	(65,171)	3,891	142,745
Cost of gaming operations	—	25,062	—	25,062	—	65,171	—	65,171
Direct cost of casino operations	4,880	—	—	4,880	14,102	—	—	14,102
Selling, general and administrative expense	49,281	—	(1,800)	47,481	138,130	—	(7,184)	130,946
Depreciation and amortization	6,383	—	(258)	6,125	19,207	—	(820)	18,387
Operating loss	(20,248)	—	(117)	(20,365)	(31,545)	—	(222)	(31,767)
Other income (expense), net	47	—	117	164	(474)	—	222	(252)
Loss from continuing operations before income taxes and minority interest	(26,372)	—	—	(26,372)	(49,902)	—	—	(49,902)

(1) As discussed in Note 1 to the unaudited condensed consolidated financial statements, Basis of Presentation.

(2)     Cost of gaming equipment and systems exclude amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

	Nine Months Ended March 31, 2006
	As previously reported	Adjustments	As restated
	(in 000s)
Statement of Cash Flows
Other adjustments to reconcile net loss to net cash provided by operating activities	$4,368	$1,114	$5,482
Change in inventories	1,374	(27,433)	(26,059)
Cash flows provided by operating activities	45,737	(26,319)	19,418

Capital Expenditures	(9,990)	(279)	(10,269)
Additions to leased gaming equipment	(26,598)	26,598	—
Cash flows used in investing activities	(39,732)	26,319	(13,413)

Our Business

We are a diversified, worldwide gaming company that designs, manufactures, distributes and operates gaming machines and computerized monitoring systems for gaming machines. In addition to selling our gaming devices, we also offer our customers a wide range of lease and rental options. Our primary technologies include gaming devices for land based, riverboat and Native American casinos, video lottery and central determination markets and specialized system-based hardware and software products. Our specialized hardware and software products provide casinos with a wide-range of marketing, data management, accounting, security and other software applications and tools to more effectively manage their operations. We also own and operate a riverboat, dockside casino in Vicksburg, Mississippi.

We derive our revenues from the following four sources:

• Gaming Equipment	-	Sale of gaming devices;
• Gaming Operations	-	Operation of wide-area progressive, lottery and centrally determined systems and the lease and rental of gaming machines;
• Systems	-	Sales of computerized monitoring systems and related recurring hardware and software maintenance revenue; and
• Casino Operations	-	Operation of the Rainbow Casino.

We design, manufacture, assemble, sell and operate a full range of technology-based gaming devices through our Gaming Equipment division. These devices are not mass produced and are normally configured to specific requirements based on a customer’s particular order. Gaming devices are differentiated from one another by a number of factors including, but not limited to, graphic design and theme, cabinet style, pay table, game layout, betting denomination and minimum/maximum betting amount.

Each gaming device contains an operating system referred to as a game platform. The operating system manages the software needed to run the device. Game platforms and the related computer systems are constantly updated and revised to keep pace with the ever-increasing complexity of modern game play requirements. The change in game play requirements is driven by, among other things, changes in consumer demand, capacity, security and regulation. In fiscal 2005, we completed the successful migration from our legacy platforms, including the V7000 and EVO™, to the Linux-based ALPHA OS™ platform. In fiscal 2006, we also extended the transition to the ALPHA OS to our mechanical reel spinning devices. ALPHA OS is now the platform for each of our gaming device product offerings and, as a result, marketing of our legacy products has generally been discontinued.

The ALPHA OS is designed to separate the gaming operating system from the game layer, which enables game development in a much shorter time. ALPHA OS is also designed to incorporate bonusing, free spin, scatter and other advanced game features, while providing internal and third-party developers with a secure, easy-to-use programming environment that incorporates an advanced set of development tools. Moreover, ALPHA OS is designed to support server-based gaming initiatives, including download of game results, configuration and game content. Additionally, our layered architecture and modular design allow for adaptability and simplified requirement changes. The operating system, which is Linux-based, is compatible with the most common accounting, ticketing and bonusing systems and supports 50-plus bet lines, various game bonusing, top boxes, multi-denomination, multi-game and multi-pay table game configurations. ALPHA OS also supports stand alone, local and wide-area progressive products.

In addition to selling our gaming devices, we also offer our customers a wide range of lease and rental options through our Gaming Operations division. Specifically, these arrangements are available under four business models: linked progressive systems, rental and daily fee games, lottery systems and centrally determined systems. In most cases, operating gaming devices under a lease or rental arrangement requires us to invest capital in manufacturing the gaming device and related equipment, purchasing signs and seating, and, in certain cases, acquiring certain intellectual property rights.

We also design, program, test, market and support casino enterprise systems for a wide range of customers of varying size and complexity through our Systems division. These systems typically provide casino operators features such as active, real-time monitoring tools for gaming devices, tools to collect and manage customer data, security to protect against theft and data loss, and marketing programs to enhance the gaming experience. The use of system technology in gaming has grown in the past ten years from basic automation of manual activities to highly integrated mission critical applications. We believe we are the only provider in the industry that offers a selection of technology platform options to its customers. Our products operate on platforms such as Windows, AS/400 (iSeries) and UNIX which allow our customers to choose a technology solution that meets their existing or future infrastructure requirements.

The primary systems we sell our customers are products for slot floor management, casino management, cashless systems and iVIEW™ gaming machine displays. IVIEW is a small, horizontal liquid-crystal display screen and accompanying hardware and software that resides in the gaming devices and serves as a communication tool to players sitting at the machine. iVIEW is also designed to work with our Bally Power Bonusing™ suite of products and other new technologies under development. We market our system product solutions under the broad categories of Bally CMS® (Casino Management Systems), Bally SMS® (Slot Management Systems) and Bally TMS® (Table Management Systems).

We spent approximately 9% of revenue generated from our Bally Gaming Equipment and Systems segment for the nine months ended March 31, 2007 on research and development to accelerate the use of technology in our gaming products.

Our Rainbow Casino is one of four casinos currently operating in the Vicksburg, Mississippi market and is run through our Casino Operations division. The facility includes a 33,000-square foot casino with 845 gaming devices and 10 table games, a 224-seat buffet-style restaurant and a 20,000-square foot conference center. The Casino also includes the 89-room Rainbow Hotel, which is owned and operated by a third party. Rainbow is marketed as a “locals” casino and draws mid-level gaming customers principally from within a 75-mile radius of Vicksburg. Our promotions are focused primarily on direct mail and special promotional events. A new casino project adjacent to the Rainbow Casino is under construction and is scheduled to open in July 2008. There may be other new casinos constructed in the Vicksburg market in the future as previously existing and new Gulf Coast properties continue to open in the aftermath of the 2005 hurricane season. These properties will provide additional competition to our business.

Results of Operations

Our results of operations include the accounts of Bally Technologies, Inc., and its subsidiaries. We report our revenue and income in two segments: the Bally Gaming Equipment and Systems segment, which includes our Gaming Equipment, Gaming Operations and Systems divisions, and our Casino Operations segment. Revenue from our Bally Gaming and Systems segment represents approximately 93% of our total revenues for the nine months ended March 31, 2007.

Bally Gaming Equipment and Systems

The summary financial results and operating statistics for our Bally Gaming Equipment and Systems segment for the three and nine months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2007	% Rev	2006	% Rev	2007	% Rev	2006	% Rev
Revenues
Gaming Equipment	$86.7	53%	$63.5	45%	$219.4	50%	$153.7	44%
Gaming Operations	44.7	28%	38.6	27%	125.8	28%	110.9	32%
Systems	30.8	19%	38.7	28%	98.7	22%	84.3	24%
Total revenues	$162.2	100%	$140.8	100%	$443.9	100%	$348.9	100%

Gross Margin
Gaming Equipment (1)	$30.6	35%	$11.3	18%	$74.8	34%	$32.6	21%
Gaming Operations	26.1	58%	13.5	35%	72.5	58%	45.7	41%
Systems (1)	23.4	76%	25.7	66%	69.3	70%	62.6	74%
Total gross margin	$80.1	49%	$50.5	36%	$216.6	49%	$140.9	40%

Selling, general and administrative	$41.8	26%	$37.7	27%	$124.0	28%	$103.6	30%
Impairment charges	—	—%	14.0	10%	—	—%	14.0	4%
Research and development costs	12.5	8%	12.2	9%	38.4	9%	33.2	9%
Depreciation and amortization	5.2	3%	4.9	3%	13.8	3%	14.7	4%
Operating income (loss)	$20.6	13%	$(18.3)	(13)%	$40.4	9%	$(24.6)	(7)%

(1)          Gross Margin from Gaming Equipment and Systems excludes amortization related to certain intangibles including core technology and license rights, which are included in depreciation and amortization.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Operating Statistics
New gaming devices sold	6,032	5,901	14,131	12,364
OEM units sold	—	324	1,605	650
New unit average selling price	$12,984	$9,082	$12,628	$9,981

Gaming monitoring units installed base			289,000	262,000
Casino management systems installed base			575	525
Systems managed cashless games			237,000	174,000

End of period installed base:
Wide-area progressive			904	1,189
Local-area progressive			485	648
Total linked progressive systems			1,389	1,837

Rental and daily-fee games			5,331	2,865
Lottery systems			7,736	8,023
Centrally determined systems			33,275	25,627

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Total revenues for our Bally Gaming Equipment and Systems segment increased $21.4 million, or 15%, in the three months ended March 31, 2007, when compared to the same period last year, as a result of the following:

Gaming Equipment. Gaming Equipment revenue increased by $23.2 million, or 37%, primarily as a result of:

•                  An increase in new gaming device sales to 6,032 units in the three months ended March 31, 2007, when compared to 5,901 units in the same period last year; and

•                  A 43% increase in the Average Selling Price (“ASP”) of new gaming units, excluding OEM sales, as a result of:

•                  Low introductory pricing in the prior year related to the roll-out of devices based on the ALPHA OS platform;

•                  Increased pricing on a number of products during the second quarter of fiscal 2007; and

•                  Reduced discounts offered to our customers due to increased acceptance of our products.

Gaming Equipment Gross Margin. Gaming Equipment gross margin increased to 35% in the three months ended March 31, 2007 from 18%, in the same period last year, primarily as a result of:

•                  A 43% increase in the ASP per unit;

•                  A $1.2 million decrease in inventory charges in the three months ended March 31, 2007, when compared to the same period last year. Inventory charges were higher in fiscal 2006 as a result of the decision to move to a single platform and the related disposal of legacy products and inventory;

•                  A $3.6 million increase in parts and conversion kits revenue in the three months ended March 31, 2007 when compared to the same period last year; and

•                  Manufacturing efficiencies due to increased volumes and lower manufacturing costs.

Gaming Operations. Gaming Operations revenue increased $6.1 million, or 16%, primarily as a result of:

•                  An increase of $12.7 million, or 66%, in participation and rental revenue derived from:

•                  Our installed base of centrally determined games increased 30% from 25,627 units as of March 31, 2006 to 33,275 units as of March 31, 2007 primarily due to games added in Washington,  Florida,  Mexico, Texas and Wisconsin;

•                  Our installed base of rental and daily fee games increased 86% from 2,865 units as of March 31, 2006 to 5,331 units as of March 31, 2007. The net change was primarily due to the popularity of our Hot Shots product line with an installed base of 1,844 units at March 31, 2007; and

•                  Our installed based of lottery units decreased 4% from 8,023 units as of March 31, 2006 to 7,736 units as of March 31, 2007. The net change was primarily due to additions of units at Yonkers Raceway in New York in late 2006 offset by the removal of 3,580 lottery systems in Iowa in May 2006 after a change in the state’s law.

•                  A decrease of $4.0 million, or 35%, in content license revenue in the three months ended March 31, 2007 when compared to the same period last year due to a decrease in lottery license revenue due to the removal of lottery systems in Iowa in May 2006 after a change in the state’s law; and

•                  A decrease in wide-area progressive revenue of $2.6 million, or 32%, due to a 24% decrease in the installed base of games during the year, from 1,189 units as of March 31, 2006 to 904 units as of March 31, 2007. There has been a decrease in our wide-area progressive revenue year over year due to the declining popularity of our older games.

Gaming Operations Gross Margin. Gross margin increased to 58% in the three months ended March 31, 2007 from 35%, in the same period last year, primarily as a result of:

•                  A decrease in depreciation expense of $5.4 million in the three months ended March 31, 2007 when compared to the same period last year. A change in fiscal 2006 in the estimated useful life and salvage values for certain gaming equipment used in the Gaming Operations division resulted in an increase in depreciation expense charged to cost of gaming operations in the three months ended March 31, 2006; and

•                  A decrease of $2.1 million, or 60%, in expenses related to funding the progressive jackpot liability due to the decrease in the installed base of games and related revenue during the year.

Systems:  Systems revenue decreased $7.9 million, or 20%. During the three month period ended March 31, 2007, we deferred a significant amount of revenue relating to the Systems division because it did not meet the criteria for revenue recognition. Deferred revenue at March 31, 2007 increased to $107.3 million from $65.5 million at June 30, 2006. We anticipate that a substantial portion of this deferred revenue will be recognized over the next twelve months.

Systems Gross Margin. Systems gross margin increased to 76% in the three months ended March 31, 2007 from 66%, in the same period last year, primarily as a result of a reduction in customer discounts of $1.2 million in the three months ended March 31, 2007 when compared to the same period last year.

Selling, General and Administrative. Selling, general and administrative expense increased $4.2 million, or 11%, in the three months ended March 31, 2007, when compared to same period last year, primarily as a result of:

•                  An increase in payroll and related expenses of $5.0 million, or 18%,  primarily due to increased staffing levels required to manage the business and the increase in revenue. In addition, there was $0.9 million in increased bonuses and commissions related to improvements in operating results, $0.6 million in increased share-based compensation and restricted stock amortization expense, and $0.4 million in increased severance pay; and

•                  A decrease in outside services and temporary labor of $1.2 million due to the hiring of permanent staff and a reduction in the use of outside agencies.

Research and Development Costs. Research and development costs increased 2% year over year as a result of our focus on technology assets and the competitive landscape that requires a continual investment in future generations of gaming products and systems.

Impairment Charges. During the three months ended March 31, 2006, we recorded impairment charges of $14.0 million primarily related to intangible assets related to tradenames and other intellectual property that were no longer recoverable.

Depreciation and Amortization. Depreciation and amortization expense increased 6% in the three months ended March 31, 2007, when compared to same period last year, primarily as a result of the acceleration of depreciation for certain assets during fiscal 2006 some of which became fully depreciated during the current period.

Nine Months Ended March 31, 2007 Compared to Nine Months Ended March 31, 2006

Total revenues for our Bally Gaming Equipment and Systems segment increased $95.0 million, or 27%, in the nine months ended March 31, 2007, compared to the same period last year, as a result of the following:

Gaming Equipment. Gaming Equipment revenue increased by $65.7 million, or 43%, primarily as a result of:

•                  An increase in new gaming device sales to 14,131 units in the nine months ended March 31, 2007, as compared to 12,364 units in the same period last year; and

•                  A 27% increase in the ASP of new gaming units, excluding OEM sales, as a result of:

•                  Low introductory pricing in the prior year related to the roll-out of devices based on the ALPHA OS platform;

•                  Increased pricing on a number of products during the second quarter of fiscal 2007; and

•                  Reduced discounts offered to our customers due to increased acceptance of our products.

Gaming Equipment Gross Margin. Gaming Equipment gross margin increased to 34% in the nine months ended March 31, 2007 from 21%, in the same period last year, primarily as a result of:

•                  A 27% increase in the average selling price per unit;

•                  A $2.9 million decrease in inventory charges in the nine months ended March 31, 2007, when compared to the same period last year. Inventory charges were higher in fiscal 2006 as a result of the decision to move to a single platform and the related disposal of legacy products and inventory; and

•                  A $8.5 million increase in parts and conversion kits revenue in the nine months ended March 31, 2007 when compared to the same period last year.

Gaming Operations. Gaming Operations revenue increased $14.9 million, or 13%, primarily as a result of:

•                  An increase of $29.0 million, or 53%, in participation and rental revenue derived from:

•                  Our installed base of centrally determined games increased 30% from 25,627 units as of March 31, 2006 to 33,275 units as of March 31, 2007 primarily due to games added in Washington,  Florida, Mexico, Texas and Wisconsin;

•                  Our installed base of rental and daily fee games increased 86% from 2,865 units as of March 31, 2006 to 5,331 units as of March 31, 2007. The net change was primarily due to the popularity of our Hot Shots product line with 1,844 new units installed during the period; and

•                  Our installed based of lottery units decreased 4% from 8,023 units as of March 31, 2006 to 7,736 units as of March 31, 2007 primarily due to additions of units at Yonkers Raceway in New York in late 2006 offset by the removal of 3,580 lottery systems in Iowa in May 2006 after a change in the state’s law.

•                  A decrease of $5.2 million, or 19%, in content license revenue in the nine months ended March 31, 2007 when compared to the same period last year due to the removal of lottery systems in Iowa in May 2006 after a change in the state’s law; and

•                  A decrease in wide-area progressive revenue of $8.8 million, or 32%, due to a decrease in the installed base of games and related revenue during the year. There has been a decrease in our wide-area progressive revenue year over year due to the declining popularity of our older games.

Gaming Operations Gross Margin. Gross margin increased to 58% in the nine months ended March 31, 2007 from 41%, in the same period last year, primarily as a result of:

•                  A decrease in depreciation expense of $5.7 million in the nine months ended March 31, 2007 when compared to the same period last year. A change in fiscal 2006 in the estimated useful life and salvage values for certain gaming equipment used in the Gaming Operations division resulted in an increase in depreciation expense charged to cost of gaming operations in the nine months ended March 31, 2006; and

•                  A decrease of $9.3 million, or 70%, in expenses related to funding the progressive jackpot liability due to the decrease in the installed base of games and related revenue during the year, which decreased 24%, from 1,189 units as of March 31, 2006 to 904 units as of March 31, 2007.

Systems. Systems revenue increased $14.4 million, or 17%, primarily as a result of:

•                  An increase in our gaming monitoring units installed base by 10% in the nine months ended March 31, 2007, when compared to the same period last year, and an increase in our systems managed cashless games by 36% in the nine months ended March 31, 2007, when compared to same period last year; and

•                  An increase of $3.4 million, or 16%, to $25.0 million, in systems hardware and software service and maintenance revenue in the nine months ended March 31, 2007, when compared to the same period last year, which is related to new and renewed contracts with customers.

Systems Gross Margin. Systems gross margin decreased to 70% in the nine months ended March 31, 2007 from 74% in the same period last year, primarily as a result of an increase in customer discounts of $2.2 million in the nine months ended March 31, 2007 when compared to the same period last year.

Selling, General and Administrative. Selling, general and administrative expense increased $20.3 million, or 20%, in the nine months ended March 31, 2007, when compared to same period last year, primarily as a result of:

•                  An increase in payroll and related expenses of $17.0 million, or 22%, primarily due to increased staffing levels required to manage the business and the increase in revenue. In addition, there was $1.8 million in increased bonuses and commissions related to improvements in operating results, $1.5 million in increased share-based compensation and restricted stock amortization expense, and $0.7 million in increased severance pay; and

•                  An increase in legal and litigation fees of $2.5 million, or 27%.

Research and Development Costs. Research and development costs increased 16% year over year as a result of our focus on technology assets and the competitive landscape that requires a continual investment in future generations of gaming products and systems.

Impairment Charges. During the nine months ended March 31, 2006, we recorded impairment charges of $14.0 million primarily related to acquired intangible assets related to tradenames and other intellectual property that were no longer recoverable.

Depreciation and Amortization. Depreciation and amortization expense decreased 6% in the nine months ended March 31, 2007, when compared to same period last year, primarily as a result of the acceleration of depreciation for certain assets during fiscal 2006, some of which became fully depreciated during the current period.

Casino Operations

Our Rainbow Casino is one of four casinos currently operating in the Vicksburg, Mississippi market. Our casino draws customers primarily from within a 75-mile radius surrounding Vicksburg which includes Jackson, Mississippi. While a number of properties located on the Gulf Coast sustained heavy damage during the 2005 hurricane season, our casino was not damaged. Although it was temporarily closed, we reopened the property for business within four days of Hurricane Katrina once power was restored to the general area. While the play levels at our casino increased somewhat during the months following the reopening, the play levels returned to a more typical level once some of the other Gulf Coast casinos reopened.

The summary of our financial results and operating statistics for our Casino Operations is as follows:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2007	% Rev	2006	% Rev	2007	% Rev	2006	% Rev
	(dollars in millions)
Revenue	$13.0	100%	$13.8	100%	$36.1	100%	$37.9	100%

Selling, general and administrative	$2.1	16%	$2.7	20%	$6.7	19%	$7.5	20%
Depreciation and amortization	$0.7	5%	$0.9	7%	$2.3	6%	$2.7	7%
Operating income	$5.5	42%	$5.3	38%	$13.5	37%	$13.6	36%

Operating statistics:
Average number of gaming devices					845		893
Average number of table games					10		12

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Casino Operations. Casino Operations revenue decreased 6% for the three months ended March 31, 2007 when compared to the same period last year. During the period, there was a 5% reduction in the average number of gaming devices to 845 in the current period from 893 in the prior period. In order to improve profitability, the Casino eliminated certain slot machines that had higher rental fees and lower margins, and reduced its table games due to the renovation of its buffet restaurant and the addition of entrance ramps. Net revenue declined primarily due to the re-opening and expansion of the Gulf Coast casinos after the hurricane season of 2005.

Selling, General and Administrative. Selling, general and administrative expenses decreased by 22% for the three months ended March 31, 2007, when compared to the same period last year, as a result of continued improvements in cost reductions and decreases in advertising and promotional expenditures. Marketing costs decreased with the implementation of e-Cash, a system where customers download cash incentives directly from the slot machine, reducing the historical costs associated with mailing, tracking and redeeming cash cards and coupons.

Depreciation and Amortization. Depreciation and amortization expense decreased 22% for the three months ended March 31, 2007, when compared to the same period last year, as a result of the decrease in the number of slot machines and reduced capital expenditures during the period.

Nine Months Ended March 31, 2007 Compared to Nine Months Ended March 31, 2006

Casino Operations. Casino Operations revenue decreased 5% for the nine months ended March 31, 2007 when compared to the same period last year. During the period, there was a 5% reduction in the average number of gaming devices to 845 in the current period from 893 in the prior period. Net revenue declined primarily due to the re-opening and expansion of the Gulf Coast casinos after the hurricane season of 2005.

Selling, General and Administrative. Selling, general and administrative expenses decreased by 11% for the nine months ended March 31, 2007, when compared to the same period last year, as a result of continued improvements in cost reductions and decreases in advertising and promotional expenditures. Marketing costs decreased with the implementation of e-Cash, a system where customers download cash incentives directly from the slot machine, reducing the historical costs associated with mailing, tracking and redeeming cash cards and coupons.

Depreciation and Amortization. Depreciation and amortization expense decreased 15% for the nine months ended March 31, 2007, when compared to the same period last year, as a result of the decrease in the number of slot machines and reduced capital expenditures during the period.

Parent Company

The summary financial results of Bally Technologies, Inc., our parent entity, are set forth below. These results also include certain other income and expenses that are otherwise not allocated to a specific business segment.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(dollars in millions)
General and administrative	$7.4	$7.1	$20.5	$19.8
Depreciation and amortization	0.3	0.3	1.0	1.0
Total expense	$7.7	$7.4	$21.5	$20.8

Other income (expense)
Interest income	$0.7	$0.9	$2.0	$2.4
Interest expense	(7.7)	(7.1)	(25.8)	(20.3)
Other, net	—	0.2	1.1	(0.2)
Total other expense	$(7.0)	$(6.0)	$(22.7)	$(18.1)

Income tax benefit (expense)	$(4.5)	$9.8	$(2.8)	$18.7
Minority interest	$(0.3)	$(0.2)	$(3.1)	$(2.8)

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

General and Administrative. General and administrative expense increased $0.3 million, or 4%, in the three months ended March 31, 2007, when compared to the same period last year, primarily as a result of:

•                  An increase in accounting fees of $1.1 million in the three months ended March 31, 2007, when compared to the same period last year, due to additional review work required while the Company strives to become current with its public filings.

•                  A decrease in consulting fees of $0.4 million in the three months ended March 31, 2007, when compared to the same period last year, due to the completion of certain projects during fiscal 2006.

Depreciation and amortization. Depreciation and amortization expense was comparable during the three months ended March 31, 2007, to the same period last year.

Other Income (Expense). Other expense increased $1.0 million, or 16%, in the three months ended March 31, 2007, when compared to the same period last year, primarily as a result of an increase in interest expense due to higher rates on notes outstanding. Virtually all of our debt is based on a variable interest rate, therefore, future interest rate expense will be impacted by changes in LIBOR, which is the base rate for the majority of our interest payments. In addition, there was $0.1 million in administrative fees paid for concessions granted for an additional amendment to the loan agreement in March 2007.

Minority Interest. Minority interest increased primarily due to the consolidation of certain variable interest entities and earnings from the partnership interest in Rainbow Casino. We consolidate the Rainbow Casino Vicksburg Partnership ("RCVP") and record an adjustment to reflect the portion of RCVP's earnings attributable to minority shareholders. See Note 1 to the unaudited condensed consolidated financial statements, Basis of Presentation.

Nine Months Ended March 31, 2007 Compared to Nine Months Ended March 31, 2006

General and Administrative. General and administrative expense increased $0.7 million, or 3%, in the nine months ended March 31, 2007, when compared to the same period last year, primarily as a result of:

•                  An increase in accrued bonuses of $2.3 million in nine months ended March 31, 2007, when compared to the same period last year due to improvements in revenue and operating income which increased during the same periods.

•                  An increase in accounting fees of $0.7 million in the nine months ended March 31, 2007, when compared to the same period last year, due to additional review work required while the Company strives to become current with its public filings.

•                  A decrease in consulting fees of $0.8 million in the nine months ended March 31, 2007, when compared to the same period last year, due to the completion of certain projects during fiscal 2006.

Depreciation and amortization. Depreciation and amortization expense was comparable during the nine months ended March 31, 2007, to the same period last year.

Other Income (Expense). Other expense increased $4.6 million, or 25%, in the nine months ended March 31, 2007, when compared to the same period last year, primarily as a result of an increase in interest expense due to higher rates on notes outstanding and $2.3 million in administrative fees incurred upon the amendments of the Loan Agreement. Virtually all of our debt is based on a variable interest rate, therefore, future interest rate expense will be impacted by changes in LIBOR, which is the base rate for the majority of our interest payments.

Income tax (expense) benefit. The effective income tax rate for the nine months ended March 31, 2007 was approximately 29% based on the actual effective tax rate for the year ended June 30, 2007. The effective tax rate for the current year will be impacted by non-deductible share based compensation expense recognized for book purposes and approximately $1.1 million in income tax credits related to the retroactive reinstatement in December 2005 of research and development tax credits.

Minority Interest. Minority interest increased primarily due to the consolidation of certain variable interest entities and earnings from the partnership interest in Rainbow Casino. We consolidate RCVP and record an adjustment to reflect the portion of RCVP's earnings attributable to minority shareholders. See Note 1 to the unaudited condensed consolidated financial statements, Basis of Presentation.

Financial Condition

Selected balance sheet accounts are as follows:

	March 31,	June 30,	Increase (decrease)
	2007	2006	Amount	%
	(in 000s)
Cash and cash equivalents	$15,227	$16,425	$(1,198)	(7)%

Total long-term debt and capital leases	$343,462	$328,346	$15,116	5%

Total current assets	$360,601	$329,354	$31,247	9%
Total current liabilities	$219,251	$198,837	$20,414	10%
Net working capital	$141,350	$130,517	$10,833	8%

As of March 31, 2007, we had $15.2 million in consolidated cash and cash equivalents which included approximately $3.9 million of cash utilized in our Casino Operations segment that is held in vaults, cages or change banks. Pursuant to various state gaming regulations, certain cash accounts are maintained to ensure availability of funds to pay wide-area progressive jackpot awards. At March 31, 2007, these accounts had an aggregate value of approximately $16.6 million, which are classified as restricted cash on our condensed consolidated balance sheet. In addition, we purchase U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive winnings as annual or weekly installment payments rather than one lump sum. These securities are included in restricted long-term investments in the accompanying condensed consolidated balance sheet, and totaled $13.5 million as of March 31, 2007.

Our net working capital increased $10.8 million for the nine months ended March 31, 2007. Key factors related to the working capital increase included a $15.9 million net increase in accounts and notes receivable and a $13.0 million increase in deferred cost of revenue offset by a $29.9 million increase in deferred revenue due to the timing of revenue recognition and receipts of customer payments. Other factors include a $16.2 million decrease in accounts payable and accrued liabilities due to increases in payments to vendors due to improvements in cash flows, offset by a $6.4 million increase in current maturities of long-term debt and capital leases due to the addition of capital lease obligations.

Our debt structure consists primarily of a term loan facility and a $75.0 million revolving credit facility, which is limited by a current leverage ratio, and debt owed to related parties. The term loan requires principal reductions of approximately 1% per annum paid quarterly, with a balloon payment due in September 2009. The revolving credit facility commitment reduces annually until it comes due in September 2008. There was $5.0 million outstanding under our revolving credit facility as of March 31, 2007.

The bank loan agreement governing the term loan and the revolving credit facility (the “Loan Agreement”) contains a number of maintenance and other significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness or issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of the our subsidiaries, engage in mergers or acquisitions or certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities.

The financial covenants under the Loan Agreement consist of a leverage ratio, a fixed charges coverage ratio, and a minimum of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (as that term is defined in the Loan Agreement) ratio. The leverage ratio is computed as total average debt outstanding during the quarter divided by the trailing 12 months EBITDA, excluding certain cash and non-cash charges, and is further adjusted to remove EBITDA from discontinued operations at the time those operations are sold. Our leverage ratio as of March 31, 2007 was 3.01 times versus the covenant maximum of 3.75 times. The maximum allowable leverage ratio declined to 3.50 as of September 30, 2007, through the remaining term of the Loan Agreement. We were in compliance with all financial covenants as of March 31, 2007.

As a result of the additional time required to complete the year end closing process for fiscal 2007, we failed to deliver to our lenders our 2007 audited financial statements by September 28, 2007, and therefore, were not in compliance with certain of our debt covenants under the Loan Agreement. The Loan Agreement provides for a 25-business day grace period to cure the default which was cured by delivering our 2007 audited financial statements simultaneously with the filing of its 2007 Form-10K within the grace period.

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

In March 2007, we executed an additional amendment to the Loan Agreement, which (i) increased the average effective amount limit of all outstanding letters of credit from $20.0 million to $35.0 million, (ii) increased the average effective amount limit of all indebtedness and contingent obligations with respect to performance bonds from $20.0 million to $35.0 million, and (iii) permitted liens on cash equivalents securing indebtedness. In exchange for the concessions granted under the amendment, we paid an administrative fee of $0.1 million, which was expensed in the quarter ended March 31, 2007.

Management believes that cash flows from current operating activities and the availability under the revolving credit facility will provide us with sufficient capital resources and liquidity to operate our business for at least the next 12 months. At March 31, 2007, we had no material future commitments for capital expenditures.

Cash Flow Summary

Cash flows from operating activities are derived primarily from the cash receipts from the sale of gaming equipment and systems, the operation of wide-area progressive systems, daily fee and lease payments, and monthly cash receipts from maintenance agreements from our casino systems customers. In addition, we generate cash through our casino operations. We utilize our cash to acquire materials for the manufacture of goods for resale or lease, to pay payroll and selling, general and administrative expenses, as well as to service our debt.

Cash flows from operating activities decreased $21.8 million in the nine months ended March 31, 2007 as compared to the same period last year. The 2007 decrease in cash flows provided by operating activities was primarily the result of an increase in inventory and a decrease in inventory and other asset write-downs during the same period.

Cash used for the purchase of inventory, which is included in cash flows from operating activities, was $67.6 million in the nine months ended March 31, 2007 as compared to $26.1 million in the same period last year. We only have one process to procure raw materials for the assembly of both inventory and leased gaming equipment. The materials requisition planning process considers the number of devices we expect to build for sale and for use in our gaming operations division during a particular period, but we do not separately earmark purchases for leased gaming equipment. Without such an earmarking process, we are unable to determine whether the cash expended to construct leased gaming equipment during a particular period came from inventory on hand at the beginning of the period or was constructed from inventory procured during the period of deployment, thus requiring the expenditure of cash. As a result of our inability to separately identify the cash flows associated with the construction of leased gaming equipment, we have included all additions to leased gaming equipment as a change in inventory under cash used in operating activities. During the nine months ended March 31, 2007 we transferred $49.0 million from inventory to leased gaming equipment compared to $26.3 million in the same period last year.

Cash flows used in investing activities totaled $20.6 million in the nine months ended March 31, 2007 as compared to $13.4 million in the same period last year primarily as a result of:

•                  Capital expenditures of $15.2 million in the nine months ended March 31, 2007 as compared to $10.3 million in the same period last year;

•                  Reductions in restricted cash and investments of $2.1 million in the nine months ended March 31, 2007 as compared to $0.6 million in same period last year; and

•                  Additions to other long-term assets of $3.3 million in the nine months ended March 31, 2007 as compared to $2.5 million in the same period last year.

Cash provided by financing activities totaled $25.3 million in the nine months ended March 31, 2007 as compared to cash used in financing activities of $6.8 million in same period last year as a result of:

•                  Principal payments on capital leases and other long term debt of $9.9 million in the nine months ended March 31, 2007 as compared to $7.1 million in the same period last year;

•                  Cash provided from exercise of stock options and warrants of $7.4 million the nine months ended March 31, 2007 as compared to $0.3 million in the same period last year;

•                  Cash proceeds from the sale and lease-back of certain equipment for Yonkers Raceway of $22.3 million during the nine months ended March 31, 2007; and

•                  Net borrowing on the Company’s line of credit of $5.0 million consisting of $15.0 million in proceeds offset by $10.0 million in payments during the third quarter of fiscal 2007.

Contractual Commitments

During the nine months ended March 31, 2007, we entered into a capital leases for certain equipment used in our Gaming Operations for approximately $20.7 million. Based on different installation dates over a four month period, three separate payment streams of thirty-six equal installments were created with an aggregate monthly payment of approximately $655,000 at an average interest rate of 9.11%.

Critical Accounting Policies

A description of our critical accounting policies can be found within management discussion and analysis of financial condition and results of operation in the Form 10-K for the year ended June 30, 2006. There were no material changes to those policies during the three and nine months ended March 31, 2007.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No.159 provides companies with an option to report selected financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements to facilitate comparisons between companies using different measurement attributes for similar types of assets and liabilities. The statement is effective for fiscal years beginning after November 15, 2007 and accordingly, we expect to adopt SFAS No. 159 beginning in fiscal 2009. Earlier application is permitted provided the Company also applies the provisions of Statement 157, Fair Value Measurements. The Company is currently in the process of evaluating the impact SFAS No. 159 will have on our consolidated results of operations, financial position and cash flows.

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

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and accordingly, the Company will adopt FIN 48 beginning in fiscal 2008. The Company is currently evaluating the impact FIN 48 will have on the consolidated results of operations, financial position and cash flows.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of March 31, 2007, we had total debt outstanding of approximately $343.5 million, consisting primarily of the $308.8 million term loan under our senior credit facilities, $5.0 million under our revolving line of credit facility, $11.4 million in related party debt and $18.3 million in capital lease obligations. The interest rate for the term loan is variable, based on LIBOR, and resets every six months. Approximately $8.4 million of related party debt is variable and is based on LIBOR. If the LIBOR rates were to increase or decrease by 100 basis points, with all other factors remaining constant, earnings would decrease or increase by approximately $3.4 million annually, on a pre-tax basis.

Foreign Currency Exchange Rate Risk

Our foreign subsidiaries generally use their domestic currency as their functional currency. A 10% fluctuation in the exchange rates of these currencies against the U.S. dollar would result in a corresponding change in earnings reported in the consolidated group of approximately $0.4 million.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were not effective due to the existing material weaknesses in our internal control over financial reporting previously identified and discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and below under “—Internal Control Over Financial Reporting —Material Weakness in Internal Control Over Financial Reporting Previously Reported.”

In view of the fact that the financial information presented in this quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2007, was prepared in the absence of effective internal control over financial reporting, we have devoted a significant amount of time and resources to the analysis of the financial statements contained in this report. In particular, we have reviewed the significant account balances and transactions reflected in the financial statements contained in this report and otherwise analyzed the transactions underlying our financial statements to verify the accuracy of the financial statements. Accordingly, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, and cash flows.

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

Certain Changes in Internal Control Over Financial Reporting during the Fiscal Quarter Ended March 31, 2007

During the quarter ended March 31, 2007, management continued its remediation steps to address the previously reported material weaknesses known at that time and discussed in greater detail below. These remediation steps were developed through investigation and review of the processes and activities surrounding the material weaknesses and include changes to these processes and the development of test and review programs designed to prevent or detect similar future occurrences. This remediation effort continued through the fourth quarter of the fiscal year ended June 30, 2007 and accordingly there were no significant changes to the previously reported material weaknesses as of March 31, 2007. During the second half of the fiscal year ended June 30, 2007 the Company also identified an additional material weakness pertaining to insufficient resources to adequately perform analytical procedures as more fully described below. There were no other changes to our internal control over financial reporting during the three months ended March 31, 2007 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness in Internal Control Over Financial Reporting Previously Reported

Ineffective controls related to the financial closing process. In August 2006, upon discovery that certain transactions were improperly recorded we determined it was necessary to restate our consolidated financial statements as of June 30, 2005 and 2004, and for each of the three years in the period ending June 30, 2005. This restatement was not completed until our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2005 was filed on October 31, 2006.   These closing procedures did not include the designed level of documentation review. Consequently, we used abbreviated financial closing procedures for fiscal 2006 which are not sustainable in our normal financial reporting process as they include significant manual procedures and look back procedures. Additionally, our designed controls over the preparation, review and support of journal entries did not operate effectively. We also did not perform the designed level of analytical procedures on the financial statements of non-corporate operations.

During the third quarter of the fiscal year ended June 30, 2007, we begun the process of revalidating the description and responsibilities for all closing controls and enhancing our controls over journal entry review, balance sheet reconciliations and closing checklists.

Insufficient personnel resources to adequately perform analytical review procedures. The Company did not have sufficient qualified personnel to adequately analyze revenue and expenditure activities for proper classification of amounts in the consolidated statements of operations and statements of cash flows. This resulted in: (i) certain charges originally classified as selling, general and administrative expenses being restated to reflect an increase to cost of sales or reduction of revenue; (ii) certain gaming operations transactions being reclassified between investing and operating activities in the consolidated statements of cash flows; and (iii) certain revenue and operating income (loss) amounts previously presented under the United States in the segment and geographic footnote disclosure being reclassified to Europe or Other foreign regions. These adjustments resulted in the restatement of prior consolidated financial statements.

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

During the third quarter of the fiscal year ended June 30, 2007, we began the redesign of our gaming operations control structure to reconcile changes in periodic billings back to contract amounts, terms and conditions and to tie all units billed back to our fixed asset subsidiary ledger. We also began the enhancement of our process for performing analytical reviews of fluctuations in periodic billings.

Ineffective control related to the existence and valuation of inventory. We identified several deficiencies related to the existence and valuation of inventory, including those related to: (i) year-end adjustments to our raw materials balance due to ineffective periodic counting procedures, inadequate physical safeguards and inadequate control over transaction processing; (ii) the restocking of excess inventory pulled for work orders which was not always properly identified and/or removed from the related bill of materials; (iii) costs associated with the creation of new kits and assemblies that were not effectively calculated and monitored resulting in incorrect valuation of inventories; (iv) lack of adequate review and analysis of certain inventory variances between the perpetual records and the general ledger; and (v) determining allowances for obsolete inventory.

During the third quarter of the fiscal year ended June 30, 2007, we began the process of enhancing our control structure over safeguarding inventory and determining allowances for obsolete inventory.

PART II

ITEM 1.     LEGAL PROCEEDINGS

Litigation

In June and July 2004, putative class actions were filed against the Company and its officers, Robert Miodunski, Robert Saxton, Mark Lerner and Steven Des Champs, in the United States District Court for the District of Nevada. The nearly identical complaints alleged violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), stemming from revised earnings guidance, declines in the stock price and sales of stock by insiders. The complaints sought damages in unspecified amounts. The Federal District Court granted the plaintiffs’ unopposed motions to consolidate the cases and to appoint a lead counsel and a lead plaintiff, and the plaintiffs filed a consolidated complaint, all as is customary in such cases. The Company and the other defendants moved to dismiss the complaint. Thereafter, activity in the case was stopped and the parties participated in a mediation process during which the parties agreed on the terms of a settlement. The parties have negotiated and executed settlement documents settling both the consolidated class action and the derivative case discussed below. Under the settlement an aggregate of $16.0 million in cash, plus certain interest, was paid to settle the securities class action as well as the derivative litigation as discussed below. The Company accrued $1.25 million related to the settlement during the year ended June 30, 2006, which was paid in late February 2007. In addition to certain governance actions the Company has agreed to undertake in connection with the settlement the Company’s directors and officers insurer contributed approximately $14.75 million to the settlement. The court approved the settlement on August 9, 2007, ending the case.

In July 2004, two derivative lawsuits were filed in Nevada state court against the members of the board of directors and the officers listed above. The Company was named as a nominal defendant in the derivative lawsuits as the claims were purportedly asserted for the benefit of Bally Technologies, Inc. These lawsuits asserted claims for breach of fiduciary duty and waste of corporate assets arising out of the same events as those giving rise to the class actions described above, and sought injunctive relief and damages in unspecified amounts. These two cases were consolidated, and the Company and the other defendants moved to dismiss the case. In February 2005, the state district court granted the defendants’ motion and dismissed the case. The plaintiffs appealed the dismissal to the Nevada Supreme Court, which referred the matter to its settlement conference program. The parties met with a court-appointed settlement judge on December 15, 2005, and agreed to settle the case for $8,000, and on February 2, 2006, the Nevada Supreme Court entered its order dismissing the appeal and ending the case.

On March 27, 2006, shortly after the aforementioned derivative suit was dismissed in the Nevada state court, another derivative lawsuit was filed in the United States District Court for the District of Nevada against individual defendants Robert Miodunski, Robert Saxton, Steven Des Champs, Mark Lerner, David Robbins, Anthony DiCesare, Joel Kirschbaum, Kevin Verner, Richard Haddrill, Stephen Race, Jacques André and nominal defendant Bally Technologies, Inc. Based on factual allegations that are similar to those alleged in the federal securities class action complaints and the previous derivative actions that were dismissed by the District Court, the derivative complaint alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violation of the Sarbanes-Oxley Act of 2002. The parties reached a settlement as discussed more fully above. The court approved the settlement on June 22, 2007, ending the case.

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

In August 2004, Shuffle Master sued the Company in the United States District Court for the District of Nevada, alleging infringement of various patents in connection with the Company’s MindPlay product line and seeking injunctive relief and damages in an unspecified amount. In June 2005, it was announced that IGT had acquired an interest in the patents at issue in the case, and thereafter IGT joined the case as a plaintiff. In December 2005, the District Court issued a ruling construing the claim terms of all the patents in the suit. A hearing on the parties’

dispositive motions is set for December 2007. Management believes the plaintiffs’ lawsuit to be without merit, and the Company is vigorously defending against the lawsuit.

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

On December 7, 2004, IGT filed a patent infringement lawsuit against the Company in the United States District Court for the District of Nevada. The complaint asserts that the Company’s wheel-based games, such as Monte Carlo™, Lucky Wheel™ and Cash For Life™, its games with a reel in the top box, such as Bonus Frenzy™, and its iVIEW™ products infringe on patents held by IGT, and seeks injunctive relief and damages in unspecified amounts. The Company believes IGT’s claims are without merit and is vigorously defending itself against the lawsuit. As part of its defense, the Company has asserted counterclaims against IGT, including claims that IGT’s patents are invalid, unenforceable and not infringed, as well as several claims that IGT has engaged in anti-competitive conduct in violation of state and federal antitrust laws. By its counterclaims, the Company is seeking damages and other relief from IGT. IGT’s motion to dismiss the Company’s antitrust claims was denied in January 2006, and in March 2007, the court denied IGT’s motions for summary judgment with respect to the antitrust claims dealing with the wheel game market. The court issued claims construction rulings in May 2007. Trial is tentatively scheduled for May 2008.

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

In May 2006, IGT filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware. The complaint asserts that the Company’s Bally Power Bonusing™ products infringe patents held by IGT, and seeks injunctive relief and damages in unspecified amounts. The court took IGT’s motion for a preliminary injunction off-calendar and set a November 2008 trial date. The Company believes IGT’s claims, including its request for preliminary relief, are without merit and is vigorously defending itself against the lawsuit.

The Company is also a party to various lawsuits relating to routine matters incidental to our business. Management does not believe that the outcome of such litigation, including the matters above, in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.                                            RISK FACTORS

The Company is subject to risks and uncertainties that could cause our actual results to differ materially from the expectations expressed in the forward-looking statements. Factors that could cause our actual results to differ from expectations are described under “Item 1A. Risk Factors” in our Annual report on Form 10-K for the year ended June 30, 2006, to which there were no material changes during the period covered by this Quarterly Report on Form 10-Q.

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

BALLY TECHNOLOGIES, INC.		Date: November 2, 2007

By	/s/Richard Haddrill
Richard Haddrill
President and Chief Executive Officer
(Principal Executive Officer)

By	/s/Robert C. Caller
Robert C. Caller
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)