Form 10-K
period 2007-06-30
BALLY TECHNOLOGIES, INC.
filed 2007-11-02
CIK 2491

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007
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

Registrant's telephone number, including area code: (702) 584-7700

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐ Yes    ☒ No

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

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

 According to the records of the registrant's registrar and transfer agent, the number of shares of the registrant's common stock outstanding as of October 26, 2007 was 54,393,000, which do not include 587,000 shares held in treasury.

 Documents Incorporated by Reference:    None.

BALLY TECHNOLOGIES, INC.
FORM 10-K
Year Ended June 30, 2007

EXPLANATORY NOTE

 As previously disclosed on the Form 12b-25 of Bally Technologies, Inc. filed with the Securities and Exchange Commission (the "SEC") on August 30, 2007, the filing of this Annual Report on Form 10-K for the period ended June 30, 2007 (this "Annual Report on Form 10-K"), was originally delayed due to the significant amount of additional time and resources required to prepare and file our Quarterly Reports on Form 10-Q for the fiscal quarters ended September 30, 2006 and December 31, 2006, which were filed on June 20, 2007 (the "Form 10-Qs"). As a result of the delay in filing the Form 10-Qs, the Company required additional time to complete its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007, and as a result was delayed in completing the preparation of this Annual Report on Form 10-K. Furthermore, the preparation of the financial information presented in this Annual Report on Form 10-K required additional time and resources because they were prepared while certain material weaknesses existed in our internal control over financial reporting which are described in Item 9A, Controls and Procedures. Unless specifically stated otherwise, information presented in this Annual Report on Form 10-K is as of and for the periods ended June 30, 2007.

PART I

ITEM 1.    BUSINESS

General

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

 We derive our revenue from the following four sources:

•	Gaming Equipment	—	Sale of gaming devices;
•	Gaming Operations	—	Operation of wide-area progressive, lottery and centrally determined systems and the lease and rental of gaming machines;
•	Systems	—	Sales of computerized monitoring systems and related recurring hardware and software maintenance revenue; and
•	Casino Operations	—	Operation of the Rainbow Casino.

 You can find further information regarding our individual business units in the notes to our consolidated financial statements included in this Annual Report on Form 10-K and Item 7. Management's Discussion and Analysis of financial condition and results of operations.

 We were incorporated in Nevada on September 30, 1968, under the name Advanced Patent Technologies. Following two other name changes, we became Alliance Gaming Corporation on December 19, 1994, and on March 6, 2006, we changed our name to Bally Technologies, Inc. Unless the context requires otherwise, the terms "Bally," the "Company," "we" and "our" as used herein refer to Bally Technologies, Inc. and its subsidiaries.

 Our principal executive offices are located at 6601 South Bermuda Road, Las Vegas, Nevada 89119; telephone (702) 584-7700. Our internet address is www.ballytech.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those filings are available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Copies of these material and the others we furnish to the SEC are also publicly available at the SEC's Public Reference Room at 100F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Financial Information

 The financial information required with respect to each of our business segments and with respect to geographical areas can be found in the consolidated financial statements included in this Annual Report on Form 10-K and the related notes.

Business Units

 Our business consists of two business units, the Bally Gaming and Systems business unit and the Rainbow Casino ("Rainbow" or "Casino Operations") business unit. The Bally Gaming and Systems unit consists of three primary sub-groups: Gaming Equipment, which includes the sale of gaming devices; Gaming Operations, which includes the lease and rental of gaming devices; and Systems, which includes the sale and support of computerized monitoring systems. We also own and operate the Rainbow Casino in Vicksburg, Mississippi. The following table sets forth the percentage of revenues of the Company's business units for the periods indicated:

	Revenue by Business Unit Year Ended June 30,
	2007		2006		2005
	(dollars in 000s)
Bally Gaming and Systems
Gaming Equipment	$324.1	47%	$225.1	42%	$200.8	42%
Gaming Operations	176.4	26%	147.0	27%	131.0	28%
Systems	134.1	20%	120.5	22%	96.2	20%
Casino Operations	47.7	7%	49.0	9%	46.8	10%

	$682.3	100%	$541.6	100%	$474.8	100%

 Certain adjustments have been made for corrections of errors in our previously issued consolidated financial statements for the years ended June 30, 2006 and 2005. These errors related primarily to the classification of certain expenses that had been reported in prior periods as selling, general and administrative expenses which should have been recorded either as cost of sales or as contra-revenue. See Note 2 to the consolidated financial statements, Restatement of Previously Issued Financial Statements, for more information.

Bally Gaming and Systems—Gaming Equipment

 We design, manufacture, assemble, sell and operate a full range of technology-based gaming devices through our Gaming Equipment division. These devices are not mass produced and are normally configured to specific requirements based on a customer's particular order. Gaming devices are differentiated from one another by a number of factors including, but not limited to, graphic design and theme, cabinet style, pay table, game layout, betting denomination and minimum/maximum betting amount.

 Our gaming devices include a variety of game features and layouts in both video and mechanical reel formats. Our gaming devices come in several different cabinet styles with some devices featuring high-profile top boxes with various game features and varying sizes geared towards specific market niches. The gaming products we create are the result of comprehensive product development efforts that include extensive internal and third party testing. We also perform market tests of our products with the cooperation of casino operators to assess reliability and player appeal.

 Each gaming device contains an operating system referred to as a game platform. The operating system manages the software needed to run the device. Game platforms and the related computer systems are updated and revised to keep pace with the ever-increasing complexity of modern game play requirements. The change in game play requirements is driven by, among other things, changes in consumer demand, capacity, security and regulation. In fiscal 2005, we completed the successful migration from our legacy platforms, including the V7000 and EVO™, to the Linux-based ALPHA OS™ platform. In fiscal 2006, we also transitioned our mechanical reel-spinning devices to the ALPHA OS platform such that the ALPHA OS is now the platform for each of our gaming device product offerings. As a result, marketing of our legacy products has generally been discontinued.

 The ALPHA OS is designed to separate the gaming operating system from the game layer, which enables game development in a much shorter time. ALPHA OS is also designed to incorporate bonusing, free spin, scatter and other advanced game features, while providing internal and third-party developers with a secure, easy-to-use programming environment that incorporates an advanced set of development tools. Moreover, ALPHA OS is designed to support server-based gaming initiatives, including download of game results, configuration and game content. Additionally, our layered architecture and modular design allows for adaptability and simplified requirement changes. The operating system, which is Linux-based, is compatible with the most common accounting, ticketing and bonusing systems and supports 50-plus bet lines, various game bonusing, top box support, multi-denomination, multi-game and multi-pay table game configurations. ALPHA OS also supports stand alone, local and wide-area progressive products.

 ALPHA OS was originally developed by Sierra Design Group ("SDG"), a company we acquired in 2004. The platform is the result of a significant investment in hardware and software engineering and development efforts. Since the acquisition, we have undertaken significant development initiatives to make the ALPHA OS platform compliant with the regulations of the jurisdictions in which we operate. The ALPHA OS platform has now received approval in virtually all major gaming jurisdictions, including Nevada, Mississippi, New Jersey, Missouri, Florida, Pennsylvania, Washington, New York and Rhode Island, as well as various Native American jurisdictions. Subsequent to its original regulatory approval, we have developed and launched a series of video and mechanical game themes on ALPHA OS and we will continue to develop new themes to support our cabinet designs and product markets.

 We also offer certain game titles in certain jurisdictions that were developed by other gaming manufacturers. Our use of these game titles is governed by license agreements with the other manufacturers.

 Our sales are not limited to our gaming devices. Customers that purchase or lease our gaming devices typically purchase our replacement parts, upgrades, game conversion kits and other products to keep the devices in good working order and to enhance the underlying performance of the devices. Certain equipment within gaming devices such as video monitors, bill validators, logic boards and printers are typically replaced, whether as a result of part failures or new technology offerings by our suppliers. These sales may also include game conversion kits that provide our customers the opportunity to offer a new theme or variant on the existing product without the necessity of purchasing an entirely new gaming device.

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

 From time to time, we also sell used gaming devices, including products made by us as well as those produced by our competitors. Generally, we acquire used devices as trade-ins toward the purchase of new gaming devices. While a small secondary market exists in the United States, used devices are typically resold in international markets where new device purchases often prove to be too costly. Where appropriate, we incur costs to recondition used devices for resale or we may elect to destroy the devices. We also occasionally sell used equipment in lots on an "as is" basis to used device brokers and customers. Used game sales totaled $13.5 million, $15.0 million and $14.4 million for the years ended June 30, 2007, 2006 and 2005, respectively.

Bally Gaming and Systems—Gaming Operations

 We offer our customers a wide range of lease and rental options through our Gaming Operations division. We offer several economic arrangements that generate recurring revenues for us. Specifically, these arrangements are available under four business models: linked progressive systems, rental and daily fee games, lottery systems and centrally determined systems. In most cases, operating gaming devices under a lease or rental arrangement requires us to invest capital in manufacturing the gaming devices and related equipment, purchasing signs and seating and, in certain cases, acquiring certain intellectual property rights.

 Linked Progressive Systems:    We offer our customers gaming devices featuring a common jackpot or prize award that can be linked within a casino or among multiple casinos within a market or jurisdiction. We first received regulatory approval of our progressive system in Nevada in 1998 and now operate linked systems in Nevada, New Jersey, Mississippi and certain Native American jurisdictions. Progressive gaming devices are typically offered to customers under a daily fee arrangement that is based on a percentage of the money wagered on the participating gaming devices. In many cases, we use these revenues to fund the ultimate payment of the jackpot awards. As of June 30, 2007, we had a total of 896 units deployed on our wide-area progressive networks.

 Rental and Daily-Fee Games:    We offer a variety of non-linked daily-fee games. We have marketed our daily-fee games under such titles as Playboy®, Hot Shot Progressive™, Reel Winners™, Hee Haw®, Monte Carlo™ and Saturday Night Live™, all of which are approved in most major gaming jurisdictions in which we operate. In most cases, we incur the cost of manufacturing the gaming devices we rent or lease, and we often provide additional equipment such as signage and chairs for the customers' use. We typically retain ownership of these gaming devices and equipment and depreciate them over their estimated useful lives. As of June 30, 2007, we had a total installed base of daily fee games of 6,196 units.

 Lottery Systems:    We provide video lottery devices to race tracks for the New York State Lottery ("NYSL"). We and SDG (prior to our acquisition in March 2004) were each awarded approximately 25% of the initial NYSL terminals to be installed through a competitive bidding process. Our contract with the NYSL runs through December 31, 2010. The financial model for this market requires us to build, deploy and maintain the terminals as well as provide the related equipment in return for a share of the net win generated by the terminals. The first of these gaming devices was installed in January 2004, and have since been followed by installations of additional devices at several other tracks thereafter. As of June 30, 2007, our installed base was 6,404 units.

 We also earn recurring revenues from 971 and 416 video lottery devices deployed at horseracing facilities under agreements with the Delaware State Lottery and Rhode Island State Lottery Commissions, respectively.

 In June 2005, we began selling video lottery gaming devices on an Original Equipment Manufacturer, ("OEM"), basis to a distributor in Iowa. We received daily fee revenue based on the game's underlying performance as well as for technology services and game themes. A new law was passed during the 2006 Iowa state legislative session that banned such devices from operation. As a result, the games were removed from operation in May 2006 ending our daily fee revenue that totaled $9.2 million during the fiscal year and revenue from the sale of related gaming devices that totaled $18.3 million during the fiscal year.

 Centrally Determined Systems:    We have a base of centrally determined gaming devices operating primarily in Native American casinos in Washington, Florida, Alabama and Oklahoma. With the exception of the gaming devices in Oklahoma, these games have generally been sold to the customer and we receive a daily fee for the use of our central determination software. Lease arrangements based on a percentage of the net win are still most prevalent in Oklahoma. As of June 30, 2007, the installed base of centrally determined games totaled 35,729 units including gaming devices deployed in Mexico described below.

 In December 2005, we also began selling centrally determined gaming devices in Mexico. These devices are sold pursuant to a development and supply agreement we entered into with a large distributor in December 2005. In the Mexican market, we sell gaming devices to our distributor as an OEM. Our distributor, in turn, places these devices in locations that house sports betting and pari-mutuel betting operations. In addition to the revenues from the sale of the devices, we derive a daily fee equal to a percentage of the net win for providing a system network, gaming content, and monitoring, maintenance, consulting, marketing and promotion services. As of June 30, 2007, we had 2,565 gaming devices deployed in Mexico.

Bally Gaming and Systems—Systems

 We design, program, test, market and support casino enterprise systems for a wide range of customers of varying size and complexity under our Systems division. These systems typically provide casino operators features such as active, real-time monitoring tools for gaming devices, tools to collect and manage customer data, security to protect against theft and data loss, and marketing programs to enhance the gaming experience. The use of system technology in gaming has grown in the past 10 years from basic automation of manual activities to highly integrated mission critical applications. We believe we are the only provider in the industry that offers a broad selection of technology platform options to our customers. Our products operate on platforms such as Windows®, AS/400 (iSeries), and UNIX that allow our customers to choose a technology solution that meets their existing or future infrastructure requirements. The following are the primary systems we sell to our customers:

  •
  Slot Floor Management:    Our gaming device monitoring products are comprised of hardware consisting of micro controller-based printed circuit boards installed within the gaming device as well as card readers, displays and keypads. We also develop proprietary firmware that controls and manages the hardware components of our systems. This equipment provides casinos the ability to track player gaming activity through our casino management systems and monitor employee access to gaming devices.

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

  •
  Cashless Systems:    Our cashless systems provide a suite of products, including the eTICKET™ ticket-in ticket-out technology, for casino operators to provide bonusing and cashless gaming activity to casino patrons.

  •
  iVIEW™ gaming machine displays:    iVIEW is a small, horizontal liquid-crystal display screen and accompanying hardware and software that resides in the gaming devices and serves as a communication tool to players sitting at the machine. iVIEW is also designed to work with our Bally Power Bonusing™ suite of products and other new technologies under development.

 We market our system product solutions under the broad categories of Bally CMS® (Casino Management Systems), Bally SMS® (Slot Management Systems) and Bally TMS™ (Table Management Systems).

Rainbow—Casino Operations

 The Rainbow Casino, located in Vicksburg, Mississippi, began operations in July 1994. The facility includes a 33,000 square-foot casino with 843 gaming devices and 10 table games, a 224-seat buffet-style restaurant, and a 20,000 square-foot conference center. The Casino also includes the 89-room Rainbow Hotel, which is owned and operated by a third party. Rainbow is marketed as a "locals" casino and draws mid-level gaming customers principally from within a 75-mile radius of Vicksburg. Our promotions are focused primarily on direct mail and special promotional events. The Vicksburg casino market generated approximately $280.2 million in gaming revenue in the 12 months ended June 30, 2007, representing a decline in growth of approximately 6%, when compared with the same period last year.

 We are the general partners of Rainbow Casino Vicksburg Partnership, L.P. ("RCVP"), the limited partnership that operates Rainbow. The limited partner, Rainbow Corporation, an unaffiliated third party, is entitled to receive 10% of the net available cash flows after debt service and other items, as defined in the limited partnership agreement, which increases to 20% of the incremental amount of annual revenues in excess of $35.0 million, payable quarterly through December 31, 2010. We hold the remaining economic interest in the partnership.

 The operation of casinos is a highly competitive business. Gaming of all types is available throughout Mississippi in numerous locations as well as in surrounding markets. The principal competitive factors in the industry include the structure, age and location of the facility, the nature, variety and quality of the amenities and customer services offered, and the continuous development, implementation and success of a variety of marketing programs. Our Rainbow Casino faces intense direct competition from other gaming facilities servicing the Vicksburg market, and, to a lesser degree, indirect competition from those servicing the Gulf Coast region. A new casino project adjacent to the Rainbow Casino is under construction and is scheduled to open in July 2008. There may be other new casinos constructed in the Vicksburg market in the future as previously existing and new Gulf Coast properties continue to open in the aftermath of the 2005 hurricane season. These properties will provide additional competition to our business.

Product Development

 We believe providing games and systems with high entertainment value and key operational advantages coupled with a high level of customer service is important to gaining market share. We believe that the use of technology within casinos has accelerated over the past five years and gives newer gaming devices and systems competitive advantages over their more antiquated counterparts. Our total spending on research and development was $51.9 million, $45.1 million and $43.4 million during the years ended June 30, 2007, 2006 and 2005, respectively. The increase in research and development spending over this three year period reflects our corporate focus towards our technology assets, the expansion of technical resources through our acquisitions, and the competitive landscape that requires continuous development of future generations of gaming products and systems.

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

 The software development process for new games, which includes graphics development, is continuous and requires significant human resources. Creativity in software development is an important element in the market success and player appeal of our gaming devices. Innovations in our development process and game design are generated internally, by customers and by third parties, many of whom have entered into strategic relationships with us.

 Following the completion of development of our products and internal quality testing, our products are subjected to a rigorous and time consuming process of independent and jurisdictional testing by regulatory agencies and their agents. All new or modified hardware and software is designed to satisfy all applicable testing standards. Typically, new products require various approvals from numerous regulatory agencies. Many jurisdictions outside North America require a lower level of testing and, in certain cases, do not require any such approvals. Each jurisdiction that requires regulatory approval of new products has its own filing requirement and process. In certain cases, we may receive approvals if our products are approved in other major gaming jurisdictions. Once products are approved by the gaming regulators, customers may also require field trials of our products in their casinos to ensure compatibility and stability while reserving the right to return the product at any time during the field trial period. We do not recognize revenue until the customer ends the field trial and accepts the gaming devices. The regulatory and licensing processes that we are subject to are discussed more fully below, under "Gaming Regulations and Licensing."

 Product development for casino enterprise systems also includes hardware and software. The major areas of hardware development include controller circuit board design and programming, as well as user interface devices such as card readers, keypads and displays. Software development includes extensive application development, including elements such as databases, interfaces used in products such as iVIEW, communication, security and automated backup and failure procedures. We have developed a modular and extendible hardware and software architecture, which focuses development on achieving greater functionality, product reliability, ease of maintenance for the casino operator, and ease of use for the player. In addition, the architecture allows customers to upgrade existing components or add new components with less impact as compared to a complete replacement. Development cycles for hardware can vary between a few months for minor revisions to more than a year for major design changes. Software development results in periodic product releases that include new features that extend or enhance the casino enterprise systems. Less significant revisions such as periodic maintenance releases are also deployed to enable casino operators to correct problems or improve the usability of the system.

 We have developed a series of cashless and bonusing products marketed under the Bally Power Bonusing name. The Bally Power Bonusing products represent an integrated set of cashless and bonusing features to enhance the gaming experience of casino patrons. These products allow the transfer of funds using bar coded coupons and/or encrypted PIN numbers to download either restricted or unrestricted credits to the gaming device. These products allow casino operators to reduce cash and coin handling expenses, minimize overall operating expenditures and provide creative marketing incentives to their casino patrons. Our cashless products are in use in most gaming markets, including Nevada, Michigan, New Jersey, Mississippi, Louisiana, Iowa, Colorado, Missouri, Indiana and various Native American and international jurisdictions.

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

Product Markets

 We believe that the total installed base of gaming devices in North America, including the United States and Canada, now exceeds 850,000 units. This total includes land-based, riverboat, Native American casino and video lottery markets. New sales opportunities for gaming devices in North America are primarily driven by replacement of existing units, new casino openings or expansions and legalization in new markets. The gaming industry also continues to expand in international markets. Europe, the Caribbean, South America and the Pacific Rim are currently our primary international markets. We regularly evaluate expanding our business into additional international markets.

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

 The primary markets for casino enterprise systems are the United States and, to a lesser extent, Canada, South America, Europe, the Pacific Rim and the Caribbean though additional international markets are beginning to emerge. Markets for systems within the United States include traditional land-based casinos in markets such as Nevada and New Jersey, Native American casinos and riverboat casinos. The market for our casino enterprise systems includes new casino openings, expansion and upgrades of existing facilities and the competitive replacement of other systems. We also generate new system sales through the introduction of new hardware and software products. In many cases, domestic regulations require the implementation of systems as part of their operational requirements while international markets have only recently begun the full implementation of such systems. We believe, as international markets begin to mature and become more competitive, the use of systems will become more common.

Sales and Marketing

 We have a direct domestic sales force consisting of approximately 39 employees located in multiple offices throughout North America. We also, to a lesser extent, utilize an independent distributor network to distribute our products. The agreements we have with distributors generally specify minimum purchases and also provide that we may terminate the relationship if certain performance standards are not met.

 Our direct sales force generated approximately 86%, 68% and 69% of new gaming device sales for the years ended June 30, 2007, 2006 and 2005, respectively. Distributors generated approximately 14%, 32% and 31% of new gaming device sales for the years ended June 30, 2007, 2006 and 2005, respectively. Substantially all of system revenues are generated by our direct sales force.

 The sale of gaming devices takes place throughout our fiscal year and can range from proposals for a small quantity of units to several thousand units. We conduct one-on-one meetings with our customers to demonstrate our products at their locations, host customers to private demonstrations in our offices or at offsite venues, and participate in several trade shows domestically and internationally each year. In certain cases, we participate in responding to competitive requests for proposals from private and public entities seeking to purchase gaming equipment.

 For casino enterprise system sales, we offer our customers the option of signing separate hardware and software maintenance agreements at the time of sale. These agreements are typically for one-year terms and automatically renew unless otherwise canceled in writing by either party. After an initial warranty period, typically 90 days, the customer is invoiced monthly for hardware and software maintenance fees that provide for, among other things, repair or replacement of malfunctioning hardware and software, software version upgrades, and on-call support for software.

 The sale of enterprise systems is often a long process, at times extending beyond one year. Typically, a potential systems customer will participate in a formal evaluation and selection of a system vendor. The level of sales available to us at any point in time can vary materially due to a number of factors, including the capital budgets of our customers, availability of new product modules, timing associated with regulatory approvals, and the success and features contained in the products sold by our competitors. The price paid for a full system can vary materially from customer to customer depending on a number of factors, including but not limited to, the size of the gaming operation, the number of functions contained in the system specified, and the level of post sale support provided.

 We generally sell gaming devices and our computerized monitoring systems through normal credit terms of 120 days or less. In certain circumstances, we may grant credit terms that may extend up to five years. International sales are either consummated on a cash basis or financed over no more than two years, depending on credit quality.

Customers

 The demand for gaming devices and systems varies depending on the level of new construction and renovation of casinos as well as market conditions that might generate the need for new and replacement equipment and product innovation.

 Gaming devices generally have an average replacement cycle of three to seven years. For the year ended June 30, 2007, our 10 largest customers, including corporate customers with multiple casino properties, accounted for approximately 14% of sales.

 In addition to direct commercial transactions with casino customers, we may sell gaming devices on an OEM basis to other parties who, in turn, sell these products to end user casino customers. In certain cases, these parties may be competing with us in markets where we also sell our products. In several cases, our OEMs also purchase certain Bally proprietary game themes, which are redesigned to be compatible with their operating system configurations. Sales of OEM units totaled approximately $9.1 million, $4.4 million and $16.7 million for the years ended June 30, 2007, 2006 and 2005, respectively, and sales of licenses to OEMs for the use of Bally game themes totaled approximately $4.9 million, $1.2 million and $1.4 million for the years ended June 30, 2007, 2006 and 2005, respectively.

 The demand for casino enterprise systems is driven by regulatory requirements in each applicable jurisdiction by casino operators' competitive need to properly track device and player activity and, to establish and compile individual device and player profitability and other demographic information. These features enable casinos to develop or enhance marketing strategies. Revenues for casino enterprise systems are derived from selling products to new or existing customers. For the year ended June 30, 2007, the ten largest casino enterprise system customers, which include certain multi-site casino operators that have corporate agreements, accounted for approximately 56% of game monitoring unit sales revenues, with the largest single customer accounting for 12% of these revenues.

 Future sales of our technology products will be based on, among other elements, continued expansion of our product line, the success of our game content, the acceptance of our systems, our customer service levels, expansion into additional domestic and international markets, and our ability to maintain a competitive position against other technology providers who are producing similar products.

Manufacturing and Assembly Operations

 We own our primary offices in Las Vegas, which were completed in 1990. The 150,000 square foot facility was constructed specifically for the design, assembly and distribution of gaming equipment and to meet product design demands and varying levels of volume requirements.

 In fiscal 2005, we completed a substantial change to our product line which has benefited our assembly operations. Historically, we managed a series of game device platforms and product families which required certain dedicated resources and capacity in our assembly operations. Our consolidation to the ALPHA OS platform and engineering efforts towards common hardware components has provided greater flexibility in our assembly operations where each product family can now be produced by an expanded set of assembly lines with fewer internal product differences and more streamlined testing.

 We believe our primary offices and related facilities in Las Vegas, as well as the process improvement initiatives noted above, will enable us to increase production without adding significant floor space.

 We generally buy raw material inventory to build our gaming devices when we receive firm orders from our customers. To the extent possible, we also forecast the demand for our products to develop more efficient supply chains with our vendors. We create specifications and design nearly all of the major assemblies that are incorporated into our gaming devices.

Competition

 We compete with a number of domestic and international businesses in the various geographic markets where we sell our products. Our ability to compete effectively is based on a number of factors including, but not limited to, our product quality, product depth, pricing, financing terms, regulatory approvals, the successful development and protection of intellectual property as well as the success of our distribution, sales and service levels.

 The North American gaming device market is dominated by International Game Technology ("IGT"). IGT has substantially greater financial resources and more products and intellectual property than its competitors. Many of our customers derive a significant portion of their gaming revenues using IGT products. Some of our other competitors currently include Aristocrat Leisure Limited ("Aristocrat"), Atronic International, GTECH Holdings Corporation ("GTECH"), Konami Co. LTD. ("Konami") and WMS Industries, Inc. ("WMS"). These competitors also compete in the international markets we serve, along with well established foreign companies such as Ainsworth Game Technology LTD, Aruze Gaming America, Inc., Unidesa Gaming and Systems, Novomatic AG, and Recreativos Franco SA.

 The competition for casino enterprise systems is also significant. Product feature and functionality, accuracy, reliability, service level and pricing are all among the key factors in determining a provider's success in selling its system. Our principal competition in casino management systems currently consists of, among others, IGT, Aristocrat, Konami and several smaller competitive providers in the international market. Competition is keen in this market due to the number of providers and the limited number of casinos and jurisdictions in which they operate.

 Management believes the future success of our operations will be determined by our ability to bring new and innovative products to the market while maintaining our base of loyal existing customers.

Patents, Copyrights and Trade Secrets

 We have been a long-standing participant in the development of intellectual property in our industry. We rely on a combination of patents, copyrights, trade secrets, trademarks and proprietary information to maintain and enhance our competitive position. We have been granted patents and have patent applications pending in the United States as well as in many foreign countries. The expiration dates of these patents vary and are based on their filing and issuances dates. We intend to continue to actively file for patent protection, where reasonable, within and outside the United States. We also seek protection for a large number of our products by filing for copyrights and trademarks in the United States and various foreign countries. Under permission or license agreements with third parties, we also sell products covered by independently filed copyrights and trademarks. Typically, these contracts require us to pay royalties to the licensing party. Royalty expense is included in cost of gaming and systems in our consolidated financial statements included in this report.

Employees and Labor Relations

 As of June 30, 2007, we and our subsidiaries employed approximately 2,262 individuals worldwide, including approximately 368 employees at Rainbow. None of our employees are covered by collective bargaining agreements. We believe we have satisfactory relationships with our employees.

Gaming Regulations and Licensing

General.

 The manufacture and distribution of gaming devices, systems and the operation of gaming facilities are subject to extensive federal, state, local, and foreign regulation. Virtually all of the jurisdictions in which we operate, and those jurisdictions which we might pursue in the future, require licenses, permits, documentation of qualification, evidence of financial stability, and other requirements for approval. These jurisdictions also typically require background investigations for the individual licensing of officers, directors, major stockholders and key personnel. In addition, many jurisdictions require that the gaming devices, systems and other products we manufacture be submitted to state or independent testing agencies for testing and approval before being distributed.

 Any person who acquires a controlling interest in the Company would have to meet the requirements of all governmental bodies that regulate our gaming businesses. A change in the make-up of our Board of Directors and management may require the various gaming authorities to examine the qualifications of the new board and management.

Nevada.

 The ownership and operation of casino gaming facilities in Nevada are subject to (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (the "Nevada Act"); and (ii) various local ordinances and regulations. Our gaming, manufacturing, and distribution operations (collectively referred to as "gaming machine operations") are subject to the licensing and regulatory control of the Nevada State Gaming Control Board (the "Nevada Board"), the Nevada Gaming Commission (the "Nevada Commission"), the Clark County Liquor and Gaming Licensing Board (the "Clark County Board"), and various other county and city regulatory agencies, all of which are collectively referred to as the "Nevada Gaming Authorities."

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

 We are registered with the Nevada Commission as a publicly traded corporation (a "Registered Corporation"). Our direct and indirect subsidiaries that manufacture or distribute gaming devices or conduct gaming operations at various locations (collectively, the "Nevada Subsidiaries") are required to be licensed by the Nevada Gaming Authorities. The licenses held by the Nevada Subsidiaries require periodic payments of fees and taxes and are not transferable. We, through our registered intermediary companies (individually an "Intermediary Company" and collectively the "Intermediary Companies"), have been found suitable to own the stock of the Nevada Subsidiaries, each of which is a corporate licensee (individually a "Corporate Licensee" and collectively the "Corporate Licensees") under the terms of the Nevada Act. As a Registered Corporation, we are required to periodically submit detailed financial and operating reports to the Nevada Gaming Authorities and furnish any other information the Nevada Gaming Authorities may require. No person may become a stockholder of or receive any percentage of the profits from the Corporate Licensees without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, the Intermediary Companies, and the Corporate Licensees have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits, and licenses required to engage in gaming activities, gaming machine operations, and in the manufacture and distribution of gaming devices for use or play in Nevada or for distribution outside of Nevada.

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

 The Gaming Authorities may, at their discretion, require the holder of any of our securities to file applications, be investigated, and be found suitable to own our securities if the Nevada Commission has reason to believe that the holder's ownership would be inconsistent with the declared policies of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

 The Nevada Act requires any person who acquires more than 5% of any class of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of any class of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the chairman of the Nevada Board mails written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, that acquires more than 10%, but not more than 15% (19% if such additional ownership results from a stock repurchase program conducted by the Registered Corporation, subject to certain conditions), of a class of a Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of finding of suitability if the institutional investor holds the securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the Board of Directors of the Registered Corporation, any change in the corporate charter, bylaws, management, policies, or operations of the Registered Corporation or any of its gaming affiliates, or any other action the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in the Registered Corporation's management, policies, or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with investment-only intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership, or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

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

 The Nevada Legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities, and corporate defense tactics affecting Nevada corporate gaming licensees and Registered Corporations that are affiliated with those operations may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse affects of these business practices on Nevada's gaming industry and to promote Nevada's policy to: (i) assure the financial stability of corporate gaming licensees and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before a Registered Corporation can make exceptional repurchases of voting securities above the current market price (commonly called "greenmail") and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation's board of directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purpose of acquiring control of the Registered Corporation.

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

 Any person who is licensed, required to be licensed, registered, required to be registered, or who is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board and thereafter maintain a $25,000 revolving fund to pay the expenses of investigation by the Nevada Board of the Licensee's participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission, if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operations in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operations who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

Mississippi.

 The manufacture and distribution of gaming and associated equipment and the ownership and operation of casino facilities in Mississippi are subject to extensive state and local regulation, but primarily the licensing and regulatory control of the Mississippi Gaming Commission (the "Mississippi Commission").

 The Mississippi Gaming Control Act (the "Mississippi Act"), which legalized dockside casino gaming in Mississippi, is similar to the Nevada Gaming Control Act. The Mississippi Commission has adopted regulations that are also similar in many respects to the Nevada gaming regulations.

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

 The Mississippi Act permits substantially all traditional casino games and gaming devices. The Company, RCVP, Bally Gaming, Inc. ("BGI"), and their affiliates are subject to the licensing and regulatory control of the Mississippi Commission. We are registered under the Mississippi Act as a publicly traded corporation (a "Registered Corporation") and holding company of RCVP and BGI. As a Registered Corporation, we are required periodically to submit detailed financial and operating reports to the Mississippi Commission and furnish any other information the Mississippi Commission may require. If we are unable to continue to satisfy the registration requirements of the Mississippi Act, we and our affiliates cannot own or operate gaming facilities or continue to act as a manufacturer and distributor in Mississippi. No person may become a stockholder of, or receive any percentage of profits from, a licensed subsidiary of a Registered Corporation or a holding company without first obtaining licenses and approvals from the Mississippi Commission. We and our affiliates have obtained the necessary licenses and approvals from the Mississippi Commission. RCVP must maintain a gaming license from the Mississippi Commission to operate a casino in Mississippi and BGI must maintain a manufacturer and distributor license from the Mississippi Commission to manufacture and distribute gaming products and a wide-area progressive operator license to operate its progressive system. Such licenses are issued by the Mississippi Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations.

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

 The Mississippi Commission has adopted a regulation which provides that under certain circumstances, an "institutional investor," as defined in the regulation, which acquires more than 10%, but not more than 15%, of a Registered Corporation's voting securities may apply to the Mississippi Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes only unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the Registered Corporation's corporate charter, bylaws, management, policies or operations of the Registered Corporation or any of its gaming affiliates, or any other action which the Mississippi Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes include: (i) voting on all matters voted on by the stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in management, policies or operations; and (iii) such other activities as the Mississippi Commission may determine to be consistent with such investment intent.

 Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Commission may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of such securities beyond such time as the Mississippi Commission prescribes may be guilty of a misdemeanor. We may be subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relationship with us or our Mississippi gaming subsidiaries, the company involved: (i) pays the unsuitable person any dividend or other distribution on that person's voting securities; (ii) recognizes the exercise, directly or indirectly, of any voting rights conferred by securities held by the unsuitable person; (iii) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or (iv) fails to pursue all lawful efforts to require the unsuitable person to divest himself of the securities, including, if necessary, the immediate purchase of the securities for cash at a fair market value.

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

 Approvals are, in certain circumstances, required from the Mississippi Commission before a Registered Corporation may make exceptional repurchases of voting securities (such as repurchases that treat holders differently) in excess of the current market price and before a corporate acquisition opposed by management may be consummated. Mississippi's gaming regulations also require prior approval by the Mississippi Commission of a plan of recapitalization proposed by a Registered Corporation's board of directors in response to a tender offer made directly to the stockholders for the purpose of acquiring control of the Registered Corporation.

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

 If the Mississippi Commission determined that we, or a licensed gaming subsidiary, violated a gaming law or regulation, the Mississippi Commission could limit, condition, suspend, or revoke our approvals and the license of the subsidiary. In addition, we, the licensed subsidiary, and the persons involved could be subject to substantial fines for each separate violation. Because of such violations, the Mississippi Commission could seek to appoint a supervisor to operate our casino facilities. Limitation, conditioning or suspension of any gaming license or approval or the appointment of a supervisor could (and revocation of any gaming license or approval would) materially adversely affect us and RCVP's gaming operations or BGI's manufacturer, distributor, and wide-area progressive operations, as the case may be.

 License fees and taxes, computed in various ways depending on the type of gaming involved, are payable to the State of Mississippi and to the counties and cities in which a licensed gaming subsidiary's operations are conducted. Depending on the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly, or annually and are based on (i) a percentage of the gross gaming revenues received by the casino operation; (ii) the number of gaming devices operated by the casino; or (iii) the number of table games operated by the casino. The license fee payable to the State of Mississippi is based upon "gaming revenues" (generally defined as gross revenues less payouts to customers as winnings), and equals 4% of gaming revenues of $50,000 or less per month, 6% of gaming revenues that exceed $50,000 but do not exceed $134,000 per month, and 8% of gaming revenues that exceed $134,000 per month. The foregoing license fees we pay are allowed as a credit against our Mississippi income tax liability paid for the year. The gross revenue fee imposed by the City of Vicksburg, Mississippi, where RCVP's casino operations are located, equals approximately 4% of gaming revenues.

 The Mississippi Commission's regulations require as a condition of licensing or license renewal that an existing licensed gaming establishment's plan include a 500-car parking facility in close proximity to the casino complex and infrastructure facilities that amount to at least 25% of the casino cost. We believe the Rainbow Casino is in compliance with this requirement. The Mississippi Commission adopted a change to this regulation increasing the infrastructure requirement to 100%; however, the regulation grandfathers existing licensees and applies only to new casino projects and casinos that are not operating at the time of acquisition or purchase by new owners.

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

Native America.

 Gaming operations on Native American lands are governed by tribal land federal law and tribal-state compacts. The Indian Gaming Regulatory Act of 1988 created a framework for the various responsibilities of the tribal, state, and federal authorities over tribal gaming operations. The Act is subject to interpretation and enforcement by the National Indian Gaming Commission, which has the authority to issue regulations and to otherwise regulate tribal gaming activities. Many tribes, in the exercise of their sovereignty, have also established tribal gaming commissions that regulate gaming operations on their lands. Compacts between tribes and states also may impose conditions and requirements on tribal gaming operations. We are required to comply with all such sources of law, which may impose different requirements with respect to licensing, product approvals, and operations.

Additional Jurisdictions.

 In the ordinary course of our business, we routinely consider opportunities to expand our gaming operations into additional jurisdictions. Virtually all of those jurisdictions require licenses, permits, documentation of qualification, including evidence of financial stability, and other forms of approval for companies engaged in the manufacture, distribution and operation of gaming devices as well as for the officers, directors, major stockholders, and key personnel of such companies. The regulations governing our activities in the jurisdictions where we operate vary from jurisdiction to jurisdiction and are subject to amendment from time to time. Nevertheless, we are required to comply with the requirements in each jurisdiction, a time-consuming task that requires considerable company and local resources.

 We and our key personnel have obtained or applied for all government licenses, registrations, findings of suitability, permits, and approvals necessary for the manufacture, distribution and, where permitted, operation of gaming devices in the jurisdictions in which we do business. We and the holders of our securities may be subject to the provisions of the gaming laws of each jurisdiction where we or our subsidiaries are licensed or are applying for licensing or conduct business, including, without limitation, Arizona, California, Colorado, Connecticut, Delaware, Florida, Illinois, Indiana, Iowa, Louisiana, Maine, Michigan, Minnesota, Mississippi, Missouri, Montana, Nevada, New Jersey, New Mexico, New York, Oklahoma, Pennsylvania, Puerto Rico, South Dakota, Washington, West Virginia, Wisconsin, and the local regulatory authorities within each such state including Native American authorities, as well as Australian, Canadian, and other foreign gaming jurisdictions in which the Company and its subsidiaries are licensed or conduct business.

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

Federal Registration.

 The operating subsidiaries of the Company that are involved in the manufacture, sale, distribution, or operation of gaming devices are required to register annually with the Attorney General of the United States. We are current on all required filings.

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

Our success in the gaming industry depends in large part on our ability to develop innovative products and systems. If we fail to keep pace with rapid innovations in product design and deployment, or if we are unable to quickly adapt our development and manufacturing processes to release innovative products or systems, our business could be negatively impacted.

 Our success is heavily dependent on our ability to develop new products and systems that are attractive not only to our customers, namely casino operators and other gaming enterprises, but also to their customers, the end players. Therefore, our future success depends upon our ability to continue to design and market technologically sophisticated products that meet our customers needs regarding, among other things, ease of use and adaptability, but also that are unique and entertaining such that they achieve high levels of player appeal and sustainability as well. If our competitors continue to develop new game themes and technologically innovative products and systems and we fail to keep pace, our business could be adversely affected.

 The demands of our customers and the tastes of their customers are continuously changing. As a result, there is constant pressure to develop and market new game themes and technologically innovative products. As our revenues are heavily dependent on the earning power and life span of our games and because newer game themes tend to have a shorter life span than more traditional game themes, we face increased pressure to design and deploy new and successful game themes to maintain our revenue stream and remain competitive. While we feel we have been successful at developing new and innovative products, our ability to do so could be adversely affected by:

  •
  a decline in the popularity of our gaming products with players;

  •
  a decision by our customers or the gaming industry in general to cut-back on purchases of new games or systems in anticipation of newer technologies;

  •
  an inability to roll out new games, services or systems on schedule as a result of delays in connection with regulatory product approval in the applicable jurisdictions, or otherwise;

  •
  an increase in the popularity of competitors' games; and

  •
  a decline in consumer acceptance of our newest systems innovations.

 Our success also depends upon our ability to adapt our manufacturing capabilities and processes to meet the demands of producing new and innovative products. Because our newer products are generally more technologically sophisticated than those we have produced in the past, we must continually refine our production capabilities to meet the needs of our continuing product innovation. In addition, the shorter lifespan of newer products means we must update our production capabilities more frequently and rapidly than in the past. If we cannot adapt our manufacturing infrastructure to meet the needs of our product innovations, or if we are unable to make upgrades to our production capacity in a timely manner, our business could be negatively impacted.

The gaming industry is intensely competitive. We face competition from a number of companies, some of which have greater resources, and if we are unable to compete effectively, our business could be negatively impacted.

Bally Gaming and Systems

 Competition among gaming machine manufacturers is based on, among other things, competitive pricing and financing terms made available to customers, appeal of game themes and features to the end player and product quality, features and functionality of hardware and software. There are a number of established, well-financed companies producing machines that compete with each Bally Gaming and Systems product line in each of their respective markets. While there are several competitors in the field, a single competitor, IGT, dominates the domestic market for gaming machines. Certain of these competitors have access to greater capital resources than we do, and as a result, may be better positioned to compete in the marketplace.

 The casino enterprise systems market is crowded, with IGT and Aristocrat comprising the primary competition. The competition is intense due to the number of providers, as well as the limited number of casino operators and jurisdictions in which they operate. As there has been a recent trend of consolidation among the casino operators, the level of competition among providers has increased significantly as the number of potential customers has decreased. Pricing, product feature and function, accuracy and reliability are among the factors in determining a provider's success in selling its system.

Casino Operations

 Among the principal competitive factors in the casino industry are the stature, age and location of the facility; the nature, variety and quality of the amenities and customer services offered; and the continuous development, implementation and success of a variety of marketing programs. Our Rainbow Casino in Vicksburg, Mississippi faces intense direct competition from other gaming facilities serving the Vicksburg market and, to a lesser degree, indirect competition from those serving the Gulf Coast Region. A new casino project adjacent to the Rainbow Casino is under construction and is scheduled to open in July 2008. There may be other new casinos constructed in the Vicksburg market in the future as previously existing and new Gulf Coast properties continue to open in the aftermath of the 2005 hurricane season. As certain of these competitors have only recently opened, customers may be drawn to these properties and their newer facilities and amenities. Moreover, additional potential gaming sites remain in and around Vicksburg. As the overall size of the potential customer base for the Vicksburg market is limited, we also face competition from casinos in nearby locations. These properties may further dilute the market from which we and the other Vicksburg casinos draw most of our patrons. Some of these sites may also be closer to larger population centers and, if developed, may enjoy a competitive advantage over our casino.

To the extent there is a change in ownership of any of our customers or further consolidation within the casino industry, our business could be negatively impacted.

 We are heavily dependent on the casino industry. Demand for our products is primarily driven by the replacement of existing products as well as the expansion of existing casinos and the opening of new properties and new jurisdictions. Events within the industry leading or contributing to a decline in demand for our product, such as mergers or consolidations, could adversely affect our business.

 Casino operators in the gaming industry are currently undergoing a period of consolidation. The result of this trend is that a smaller number of companies control a larger percentage of our current and potential customer base. Because a significant portion of our sales come from repeat customers, to the extent one of our customers is sold to or merges with an entity that utilizes the products and services of one of our competitors or that reduces spending on our products, or causes downward pricing pressures, our business could be negatively impacted. Business combinations of this nature could lead to a cancellation of orders, slow the replacement cycle or negatively impact pricing and purchasing decisions.

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

The gaming industry is heavily regulated and changes in regulation by gaming authorities may adversely impact our ability to operate in our existing markets or expand our business.

 The manufacture and distribution of gaming machines, development of systems and the conduct of gaming operations are subject to extensive federal, state, local and foreign regulation by various gaming authorities. Our ability to continue to operate in certain jurisdictions or our ability to expand into new jurisdictions could be adversely affected by:

  •
  delays in adopting legislation to permit or expand gaming in new and existing jurisdictions;

  •
  unfavorable public referendums, such as referendums to increase taxes on gaming revenues;

  •
  unfavorable legislation affecting or directed at manufacturers or gaming operators;

  •
  adverse changes in or findings of non-compliance with applicable governmental gaming regulations,

  •
  delays in approvals from regulatory agencies;

  •
  a limitation, conditioning, suspension or revocation of any of our gaming licenses;

  •
  unfavorable determinations or challenges of suitability by gaming regulatory authorities with respect to our officers, directors, major stockholders or key personnel; and

  •
  the adoption of new laws and regulations, or the repeal or amendment of existing laws and regulations, including, but not limited to, internet gaming.

 Public opinion can also exert a significant influence over the regulation of the gaming industry. A negative shift in the public's perception of gaming, whether in individual jurisdictions or on a more general level, could affect future legislation. Among other things, such a shift could cause jurisdictions considering the legalization of gaming to abandon such a proposal, thereby limiting the number of new jurisdictions into which we could expand. Negative public perception could also lead to the implementation of new restrictions in jurisdictions in which we currently operate, thereby adversely affecting our operations.

 Although the laws, rules and regulations of the various jurisdictions in which we operate vary in their technical requirements, virtually all jurisdictions, including those into which we may expand in the future, require licenses, permits, qualification documentation, including evidence of integrity and financial stability, and other forms of approval to engage in gaming operations or the manufacture and distribution of gaming machines. Our officers, directors, major stockholders and key personnel are also subject to significant regulatory scrutiny. In the event that gaming or governmental authorities determine that any person is unsuitable to act in such capacity with respect to the Company, we could be required to terminate our relationship with such person. To our knowledge, the Company and our key personnel have obtained, or applied for, all government licenses, registrations, findings of suitability, permits and approvals necessary to conduct their respective activities in the various jurisdictions that we operate. However, there can be no assurance those licenses, registrations, findings of suitability, permits or approvals will be renewed in the future, or that new forms of approval necessary to operate in emerging or existing markets will be granted.

 In some jurisdictions, audited financial statements must be filed with the gaming regulatory authorities. The late filing of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 could generate inquiries from regulators, including possible disciplinary action.

Our intellectual property protections may be insufficient to properly safeguard our technology.

 The gaming industry is constantly employing new technologies in both new and existing markets. We rely on a combination of patent and other technical security measures to protect our products, and continue to apply for patents protecting such technologies. Notwithstanding these safeguards, our competitors may still be able to obtain our technology or imitate our products. Furthermore, others may independently develop products similar or superior to ours.

We may be subject to claims of intellectual property infringement or invalidity. Expenses incurred with respect to monitoring, protecting and defending our intellectual property rights could adversely affect our business.

 Competitors and other third parties may infringe on our intellectual property rights, or may allege that we have infringed on their rights. Monitoring infringement and misappropriation of intellectual property can be difficult and expensive, and we may not be able to detect infringement or misappropriation of our proprietary rights. We may also incur significant litigation expenses protecting our intellectual property or defending our use of intellectual property, reducing our ability to fund product initiatives. These expenses could have an adverse effect on our future cash flows and results of operations. We are currently subject to litigation regarding patent infringement which, if resolved adversely to the Company, could have a material impact on our business. If we are found to infringe on the rights of others we could be required to discontinue offering certain products or systems, to pay damages or purchase a license to use the intellectual property in question from its owner. Litigation can also divert management from the day-to-day operations of the business. There can be no assurances that certain of our products, including those with currently pending patent applications, will not be determined to have infringed upon an existing third party patent.

The intellectual property rights of others may prevent us from developing new products or entering new markets.

 The gaming industry is characterized by the rapid development of new technologies, which requires us to continuously introduce new products using these technologies and innovations, as well as to expand into new markets that may be created. Therefore, our success depends in part on our ability to continually adapt our products and systems to incorporate new technologies and to expand into markets that may be created by new technologies. However, to the extent technologies are protected by the intellectual property rights of others, including our competitors, we may be prevented from introducing products based on these technologies or expanding into markets created by these technologies. If the intellectual property rights of others prevent us from taking advantage of innovative technologies, our financial condition, operating results or prospects may be harmed.

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

Our inability to produce and report current financial information in a timely manner could adversely affect our business financial condition, results of operations and liquidity.

 Our delay in producing current financial information could limit our access to current financial information regarding our business, results of operations or financial condition, which means that we may not become immediately aware of short term trends or recent developments in our business. This delay could also cause us to miss opportunities to adjust to such trends or developments that would otherwise have been available to us had we had timely access to the financial information. This delay could also prevent us from discovering a default under the financial covenants set forth in our bank loan agreement until well after the default has occurred, thereby eliminating any opportunity we may have had to cure the default.

We have material weaknesses in our internal controls over financial reporting, which could adversely affect our ability to manage and to report our financial condition, results of operations and cash flows accurately.

 As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment of our internal control over financial reporting. Material weaknesses in our internal control over financial reporting could, among other things, adversely impact our ability to provide timely and accurate financial information. In performing our assessment, management identified material weaknesses in our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of June 30, 2007. For a detailed description of these material weaknesses, see Item 9A, Controls and Procedures.

 We have taken and will continue to take certain measures to strengthen our internal controls, as set forth under Item 9A, Controls and Procedures. However, additional work still remains to address the identified material weaknesses. If we are unsuccessful in implementing or following our remediation plan, or fail to update our internal controls as our business evolves, we may not be able to, among other things, accurately report our financial condition, results of operations, or cash flows or maintain effective disclosure controls and procedures. Any such failure could lead to, among other things, an additional SEC enforcement action, additional securities litigation and a general loss of investor confidence, any one of which could adversely affect our business and prospects.

We face increased costs and have extensive work remaining to remediate the material weaknesses in our internal controls over financial reporting.

 We have extensive work remaining to remediate the identified material weaknesses in our internal control over financial reporting. As discussed in Item 9A, Controls and Procedures, this work has extended into the 2008 fiscal year and will continue until we are able to remediate the material weaknesses we have identified. These matters have required, and will continue to require, a significant amount of management time and a significant commitment of external resources. The costs of these efforts are substantial and could have a material adverse impact on the Company's financial performance.

The restatements of our consolidated financial statements may subject us to actions or additional litigation which could have an adverse effect on our business, results of operations, financial condition and liquidity.

 In this Annual Report on Form 10-K we have restated our consolidated financial statements as of and for each of the years in the period ending June 30, 2006 and 2005. In October of 2006, we also restated our consolidated financial statements as of June 30, 2005 and 2004, and for each of the three years in the period ending June 30, 2005.

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

The ongoing SEC investigation could adversely affect us.

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

Certain consequences of our reporting situation under the federal securities laws limits our ability to raise capital.

 Our past delays in meeting the reporting requirements of the federal securities laws affects our ability to access the capital markets. Now that we have filed all of our delinquent periodic reports, we may make registered offerings of securities; however, until we have filed all of our periodic reports in a timely manner for a period of twelve months, we will be ineligible to use "shelf" registration or "short-form" registration, which allows us to incorporate our periodic reports by reference into our registration statements.

Consumer spending on leisure activities is affected by changes in the economy and consumer tastes, as well as other factors that are difficult to predict and beyond our control.

 We cannot ensure that demand for our products or services will remain constant. Consumers' willingness to spend money on leisure activities such as gaming is affected by changes in the economy and consumer tastes, both of which are both difficult to predict and beyond our control. Continued adverse developments affecting economies throughout the world, including a general tightening of the availability of credit, increasing interest rates, increasing energy costs, acts of war or terrorism, natural disasters, declining consumer confidence or significant declines in the stock market could lead to a further reduction in discretionary spending on leisure activities adversely affecting our business.

Unfavorable political developments, weak foreign economies and other foreign risks may negatively impact our financial condition and results of operations.

 Our business is dependent on international markets for a portion of our revenues. As of June 30, 2007, Bally Gaming and Systems had $22.0 million of receivables, or 13% of our total receivables, from customers in foreign countries. We expect that receivables with respect to foreign sales will continue to account for a portion of our total revenues. As a result, our business in these markets is subject to a variety of risks, including:

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

 There can be no assurances that any of these international developments, or others, would not adversely affect our financial condition and results of operations.

Our bank loan agreement imposes significant restrictions and failure to comply with these restrictions could result in the acceleration of a substantial portion of our debt, which we may not be able to repay or refinance. When our bank loan agreement comes due, we may not be able to obtain new financing on equal or better terms.

 Our bank loan agreement contains a number of covenants that, among other things, restrict our ability and certain of our subsidiaries to:

  •
  dispose of assets;

  •
  incur additional indebtedness and issue preferred stock;

  •
  pay dividends or make other distributions;

  •
  enter into certain acquisitions;

  •
  repurchase equity interests or subordinated indebtedness;

  •
  issue or sell equity interests of our subsidiaries; and

  •
  engage in mergers or consolidations or certain other transactions with subsidiaries and affiliates.

 In addition, the bank loan agreement requires us to maintain compliance with certain financial ratios, including certain leverage ratios. Our ability to comply with such ratios, meet our debt service obligations or reduce our total debt is dependent upon our future performance, which may be affected by events beyond our control. There can be no assurance that we will be able to comply with such restrictions and limitations, or that they will not adversely affect our ability to finance our future operations or capital needs, or engage in other business activities that would otherwise be in the Company's interest.

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

 The revolving credit facility under our bank loan agreement must be repaid in September 2008, and the term loan facility under our bank loan agreement must be repaid in September 2009. While we do not anticipate difficulties in obtaining new financing in the future, there can be no assurances that we will obtain such financing, or that it will be on equal or better terms than those of our current bank loan agreement. Any new financing may be subject to higher interest rates, may include less favorable financial ratios or may require us to agree to additional or more severe restrictions on our business activities as compared to those of our current bank loan agreement.

Virtually all of our debt is subject to variable interest rates; rising interest rates could negatively impact our business.

 Borrowings under our bank loan agreement bear interest at a variable rate. In addition, we may incur other variable rate indebtedness in the future. Carrying indebtedness subject to variable interest rates makes the Company more vulnerable to economic and industry downturns and reduces our flexibility in responding to changing business and economic conditions. Increases in interest rates on this indebtedness would increase our interest expense, which could adversely affect our cash flows and our ability to service our debt as well as our ability to grow the business.

Current borrowings, as well as potential future financings, may substantially increase our current indebtedness.

 No assurance can be given that we will be able to generate the cash flows necessary to permit us to meet our fixed charges and payment obligations with respect to our debt. We could be required to incur additional indebtedness to meet these fixed charges and payment obligations. Should we incur additional debt, among other things, such increased indebtedness could:

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

  •
  consumer's willingness to spend money on leisure activities;

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

 Not applicable.

ITEM 2.    PROPERTIES

 The following table sets forth information regarding our leased properties as of June 30, 2007, all of which are fully utilized unless otherwise noted (dollars in 000s):

Location		Use	Building Square Feet	Annual Rental Payments
Bally Gaming and Systems business unit:
Domestic:
California	Temecula	Service	1,920	$23
California	Huntington Beach	Development	3,340	27
California	Pleasanton	Development	6,251	116
Delaware	Dover	Sales and Service	1,200	10
Florida	Miramar	Sales and Service; Warehouse	6,515	93
Georgia	Kennesaw	Development	4,387	65
Illinois	Naperville	Sales	1,475	13
Illinois	Westchester	Service	2,132	49
Louisiana	Slidell	Sales and Service	1,250	5
Mississippi	Biloxi	Sales and Service; Warehouse	8,288	83
New Jersey	Egg Harbor Township	Sales and Service; Development; Warehouse	32,800	568
Nevada	Reno	Sales and Service; Development; Warehouse	78,295	1,069
Nevada	Las Vegas	Development; Warehouse	191,650	1,047
New York	Chester	Sales and Service; Warehouse	5,000	37
Oklahoma	Oklahoma City	Sales and Service; Warehouse	16,730	76
Washington	Fife / Marysville	Sales and Service; Warehouse	10,950	86
Washington	Kirkland	Development; Warehouse	12,030	52
Puerto Rico	San Juan	Sales and Service	2,135	40
International:
Argentina	Province of Cordoba	Sales and Service; Warehouse	969	5
England	Manchester / Wigan	Sales and Service; Development; Warehouse	10,985	88
Germany	Hannover	Sales and Service; Development; Warehouse	13,540	103
France	Nice	Sales and Service; Development; Warehouse	5,844	137
India	Chennai / Banglore	Development	41,976	38
China	Macau	Sales and Service; Development; Warehouse	2,884	74

 See Note 10 to the consolidated financial statements, Leases, for information as to our lease commitments with respect to the foregoing rental properties.

 The following table sets forth information regarding properties owned by us as of June 30, 2007, all of which are fully utilized unless otherwise noted. Except for the Las Vegas, NV property, each of the properties listed below is utilized in our Casino Operation business unit:

Location		Use	Building Square Feet
Nevada	Las Vegas	Administrative offices and manufacturing facility	150,000
Mississippi	Vicksburg	Casino	33,000
Mississippi	Vicksburg	Entertainment facility	20,000
Mississippi	Vicksburg	Administrative offices	3,200
Mississippi	Vicksburg	Vacant-land	—

 We believe our facilities are suitable for our needs and we have no future expansion plans that would make these properties inadequate.

 The Company and its subsidiaries have good and marketable title in fee simple to all real property and good and marketable title to all personal property owned by them, in each case free and clear of all liens, encumbrances and defects; and any real property and buildings held under lease by the Company and its subsidiaries are held by them under valid, subsisting and enforceable leases with such exceptions as are not material and do not interfere with the use made and proposed to be made of such property and buildings by the Company and its subsidiaries;

ITEM 3.    LEGAL PROCEEDINGS

Litigation

 In June and July 2004, putative class actions were filed against the Company and its officers, Robert Miodunski, Robert Saxton, Mark Lerner and Steven Des Champs, in the United States District Court for the District of Nevada. The nearly identical complaints alleged violations of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), stemming from revised earnings guidance, declines in the stock price and sales of stock by insiders. The complaints sought damages in unspecified amounts. The Federal District Court granted the plaintiffs' unopposed motions to consolidate the cases and to appoint a lead counsel and a lead plaintiff, and the plaintiffs filed a consolidated complaint, all as is customary in such cases. The Company and the other defendants moved to dismiss the complaint. Thereafter, activity in the case was stopped and the parties participated in a mediation process during which the parties agreed on the terms of a settlement. The parties negotiated and executed settlement documents settling both the consolidated class action and the derivative case discussed below. Under the settlement, an aggregate of $16.0 million in cash, plus certain interest, was paid to settle the securities class action as well as the derivative litigation as discussed below. The Company accrued $1.25 million related to the settlement during the year ended June 30, 2006, which was paid in late February 2007. In addition to certain governance actions the Company agreed to undertake in connection with the settlement, the Company's directors and officers insurer contributed approximately $14.75 million to the settlement. The court approved the settlement on August 9, 2007, ending the case.

 In July 2004, two derivative lawsuits were filed in Nevada state court against the members of the board of directors and the officers listed above. The Company was named as a nominal defendant in the derivative lawsuits as the claims were purportedly asserted for the benefit of Bally Technologies, Inc. These lawsuits asserted claims for breach of fiduciary duty and waste of corporate assets arising out of the same events as those giving rise to the class actions described above, and sought injunctive relief and damages in unspecified amounts. These two cases were consolidated, and the Company and the other defendants moved to dismiss the case. In February 2005, the state district court granted the defendants' motion and dismissed the case. The plaintiffs appealed the dismissal to the Nevada Supreme Court, which referred the matter to its settlement conference program. The parties met with a court-appointed settlement judge on December 15, 2005, and agreed to settle the case for $8,000, and on February 2, 2006, the Nevada Supreme Court entered its order dismissing the appeal and ending the case.

 On March 27, 2006, shortly after the aforementioned derivative suit was dismissed in the Nevada state court, another derivative lawsuit was filed in the United States District Court for the District of Nevada against individual defendants Robert Miodunski, Robert Saxton, Steven Des Champs, Mark Lerner, David Robbins, Anthony DiCesare, Joel Kirschbaum, Kevin Verner, Richard Haddrill, Stephen Race, Jacques André and nominal defendant Bally Technologies, Inc. Based on factual allegations that are similar to those alleged in the federal securities class action complaints and the previous derivative actions that were dismissed by the District Court, the derivative complaint alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violation of the Sarbanes-Oxley Act of 2002. The parties reached a settlement agreement as discussed more fully above. The court approved the settlement on June 22, 2007, ending the case.

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

 In August 2004, Shuffle Master sued the Company in the United States District Court for the District of Nevada, alleging infringement of various patents in connection with the Company's MindPlay product line and seeking injunctive relief and damages in an unspecified amount. In June 2005, it was announced that IGT had acquired an interest in the patents at issue in the case, and thereafter IGT joined the case as a plaintiff. In December 2005, the District Court issued a ruling construing the claim terms of all the patents in the suit. A hearing on the parties' dispositive motions is set for December 2007. Management believes the plaintiffs' lawsuit to be without merit, and the Company is vigorously defending against the lawsuit.

 In September 2004, a United States District Court jury in the District of Nevada entered a $7.4 million verdict against the Company in a suit filed by Action Gaming ("AGI") and IGT. The suit alleged that the multi-hand video poker game deployed by the Company's former subsidiary, United Coin Machine Co. ("United Coin"), infringed the plaintiffs' patents. The Federal District Court ruled on summary judgment that the game did not infringe the patents. However, the court left to the jury the question whether the use of "autohold," a specific, optional feature of the game, caused it to infringe under the "doctrine of equivalents," a doctrine of patent law. The jury determined that the game with the autohold option enabled did infringe under the doctrine of equivalents and awarded damages accordingly. The feature has been disabled on all affected games in the field, and the decision permits continued deployment of the game as long as the autohold feature is not included. The Company appealed the decision to the United States Court of Appeals for the Ninth Circuit and posted a cash bond totaling $7.6 million to stay payment of the judgment and accrued interest pending the appeal. On July 11, 2006, the federal circuit court of appeals affirmed the district court judgment, denying the appeals for both parties, and thereafter, the judgment was satisfied out of the posted bond.

 On December 7, 2004, IGT filed a patent infringement lawsuit against the Company in the United States District Court for the District of Nevada. The complaint asserts that the Company's wheel-based games, such as Monte Carlo™, Lucky Wheel™ and Cash For Life™, its games with a reel in the top box, such as Bonus Frenzy™, and its iVIEW™ products infringe on patents held by IGT, and seeks injunctive relief and damages in unspecified amounts. The Company believes IGT's claims are without merit and is vigorously defending itself against the lawsuit. As part of its defense, the Company has asserted counterclaims against IGT, including claims that IGT's patents are invalid, unenforceable and not infringed, as well as several claims that IGT has engaged in anti-competitive conduct in violation of state and federal antitrust laws. By its counterclaims, the Company is seeking damages and other relief from IGT. IGT's motion to dismiss the Company's antitrust claims was denied in January 2006, and in March 2007, the court denied IGT's motions for summary judgment with respect to the antitrust claims dealing with the wheel game market. The court issued claims construction rulings in May 2007. Trial is tentatively scheduled for May 2008.

 In September 2006, the Company filed a patent infringement lawsuit against IGT in the United States District Court for the District of Nevada. The complaint asserts that certain of IGT's bonus wheel games infringe patents held by the Company, and seeks injunctive relief and damages. IGT filed an answer generally denying the claims. The case is in the discovery phase and no trial date has been set.

 In May 2006, IGT filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware. The complaint asserts that the Company's Bally Power Bonusing™ products infringe patents held by IGT, and seeks injunctive relief and damages in unspecified amounts. The court took IGT's motion for a preliminary injunction off-calendar and set a November 2008 trial date. The Company believes IGT's claims, including its request for preliminary relief, are without merit and is vigorously defending itself against the lawsuit.

 The Company is also a party to various lawsuits relating to routine matters incidental to our business. Management does not believe that the outcome of such litigation, including the matters above, in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 On May 3, 2007, the Company held its annual shareholders meeting at which the shareholders voted on the following:

  •
  The election of David Robbins to serve as a director for a term of three years, to serve until his respective successor has been elected and has been qualified. Of the 53,258,672 shares outstanding, 40,235,777 were voted for and 6,531,406 withheld from Mr. David Robbins. The remaining shares outstanding were not voted. Messrs. Jacques André, Richard Haddrill, Kevin Verner and Robert Guido's respective terms of office as director continued after the meeting.

  •
  The ratification of the Board of Director's appointment of Deloitte & Touche LLP to act as the independent registered public accounting firm of the Company for the fiscal year ending June 30, 2007. With respect to the approval of the ratification for Deloitte & Touche LLP to act as our independent registered public accountants for the Company for the fiscal year ended June 30, 2007, 45,962,586 shares were voted for, 733,556 shares against, and 71,041 shares abstained. The remaining shares outstanding were not voted.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

 Our common stock is listed on the New York Stock Exchange (the "NYSE") under the symbol "BYI". The following table sets forth the high and low closing bid price of our common stock as reported by the NYSE for the periods indicated.

	Price Range of Common Stock
	High	Low
Fiscal Year Ended June 30, 2007
1st Quarter	$17.60	$14.83
2nd Quarter	20.70	17.25
3rd Quarter	23.78	17.70
4th Quarter	27.82	22.35
Fiscal Year Ended June 30, 2006
1st Quarter	$15.53	$10.43
2nd Quarter	13.85	10.06
3rd Quarter	17.00	12.74
4th Quarter	17.90	14.69
Fiscal Year Ended June 30, 2005
1st Quarter	$16.82	$12.09
2nd Quarter	14.07	9.12
3rd Quarter	13.21	9.40
4th Quarter	15.42	9.48

As of October 26, 2007, we had approximately 1,000 holders of record of our common stock.

We have never declared or paid cash dividends on our common stock. Our bank loan agreement materially limits our ability to pay dividends on our common stock, as discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 10 to the consolidated financial statements, Long-term Debt and Capital Leases. We intend to follow a policy of retaining earnings to finance the growth of our business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on our common stock will be at the sole discretion of our Board of Directors and will depend on our profitability, the terms of our bank credit agreement and our financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors the Board of Directors deems relevant.

Share Repurchases

 In January 1999, the Company's Board of Directors approved a share repurchase plan for up to 4.6 million shares of its common stock. Under the plan, subject to price and market conditions, purchases of shares can be made from time to time in the open market or in privately negotiated transactions using available cash. During the years ended June 30, 2007 and 2006, the Company did not repurchase any shares of common stock.

Equity Compensation Plans

 The following table sets forth information as of June 30, 2007 with respect to our equity compensation plans that provide for the issuance of options to purchase our common stock:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Plan Category
Equity compensation plans approved by security holders	8,614,083	$14.45	905,209
Equity compensation plans not approved by security holders(2)	325,000	16.41	—

Total	8,939,083	$14.52	905,209

(1)
Rights include grants for Restricted Stock and Restricted Stock Units.

(2)
Options granted to certain executive officers pursuant to employment agreements as an inducement to accept employment with the Company.

Stock Performance Graph

 The following graph compares the Company's cumulative total stockholder return on its common stock for the five years ending June 30, 2007, with cumulative total return, assuming reinvestment of dividends, of (i) the S&P 500, (ii) the Russell 2000 and (iii) an index of peer companies the Company believes are comparable in terms of their lines of business. The company peer group consists of IGT, Progressive Gaming International Corporation, Shuffle Master and WMS Gaming. The presentation assumes a $100 investment on June 30, 2002, the last trading day prior to the end of the Company's 2002 fiscal year. The Company has not paid any dividends during the applicable period.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

Comparison of 60 Month Cumulative Return:

	6/02	6/03	6/04	6/05	6/06	6/07
Bally Technologies Inc.	$100.00	$151.52	$137.50	$112.34	$131.97	$211.70
S&P 500	100.00	100.25	119.41	126.96	137.92	166.32
Russell 2000	100.00	98.36	131.18	143.57	164.50	191.53
Peer Group	100.00	176.73	275.68	220.49	283.37	294.41

ITEM 6.    SELECTED FINANCIAL DATA

 The following selected statement of operations data for fiscal 2007, 2006 and 2005, and selected balance sheet data for fiscal 2007 and 2006 has been derived from the consolidated financial statements, which appear elsewhere in this Annual Report on Form 10-K. The consolidated financial statements for each of the years ended June 30, 2006 and 2005 have been restated and the financial information presented below for the years ended June 30, 2006, 2005, 2004 and 2003 reflects the restatement as described in Note 2 to consolidated financial statements, Restatement of Previously Issued Financial Statements. The Selected Financial Data should be read in conjunction with:

  •
  Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations;

  •
  Item 8, Financial Statements and Supplementary Data; and

  •
  Note 23 to consolidated financial statements, Selected Quarterly Financial Data (unaudited).

	Year Ended June 30,
	2007	2006	2005	2004	2003
	(in 000s, except per share amounts)
Statement of Operations Data:
Total revenues from continuing operations	$682,318	$541,647	$474,783	$469,703	$352,625
Operating income (loss)(1)	67,003	(43,498)	(4,451)	88,836	66,367
Income (loss) from continuing operations before income taxes and minority interest	38,106	(67,300)	(19,370)	62,412	43,339
Income tax (expense) benefit	(10,975)	24,012	5,192	(21,104)	(15,354)
Minority interest	(4,803)	(3,907)	(3,731)	(2,309)	(2,009)

Income (loss) from continuing operations	22,328	(47,195)	(17,909)	38,999	25,976
Income (loss) from discontinued operations(2)	—	1,124	(4,654)	40,889	(17,638)

Net income (loss)	$22,328	$(46,071)	$(22,563)	$79,888	$8,338

Basic earning (loss) per share:
Continuing operations	$0.42	$(0.90)	$(0.35)	$0.78	$0.53
Discontinued operations	—	0.02	(0.09)	0.82	(0.36)

Total	$0.42	$(0.88)	$(0.44)	$1.60	$0.17

Diluted earning (loss) per share:
Continuing operations	$0.40	$(0.90)	$(0.35)	$0.76	$0.52
Discontinued operations	—	0.02	(0.09)	0.80	(0.36)

Total	$0.40	$(0.88)	$(0.44)	$1.56	$0.16

	As of June 30,
	2007	2006	2005	2004	2003
	(in 000s)
Balance Sheet Data:
Cash and cash equivalents	$40,842	$16,425	$33,170	$154,258	$24,406
Restricted cash	17,201	14,484	13,421	15,590	14,478
Working capital	164,945	130,517	125,164	257,217	135,289
Total assets	824,895	687,881	654,934	773,927	544,814
Total long term debt and capital leases, including current maturities	333,854	328,346	335,117	428,955	345,215
Total stockholders' equity	199,454	144,078	176,023	180,979	76,432

(1)
The Company has recorded the following significant items affecting comparability of operating income (loss):

•
Share-based compensation expense of $15.1 million, $12.9 million and $2.1 for fiscal 2007, 2006 and 2005, respectively, due to our adoption of SFAS 123R, Share Based Payment. See Note 12 to consolidated financial statements, Share-Based Compensation.

  •
  Depreciation expense of $15.4 million from the acceleration of depreciation of certain assets in fiscal 2006. See Note 1 to consolidated financial statements, Description of Business and Summary of Significant Accounting Principles.

  •
  Impairment charges of $15.6 million and $3.6 million were recorded for fiscal 2006 and 2005, respectively. See Note 17 to consolidated financial statements, Impairment Charges.

  •
  A series of inventory write-downs of $10.5 million, $14.2 million and $21.9 million were recorded for fiscal 2007, 2006 and 2005, respectively. See Note 18 to consolidated financial statements, Inventory and Related Asset Write-downs.

  •
  Restructuring charges of $3.7 million were recorded in fiscal 2005. See Note 16 to consolidated financial statements, Restructuring Charges.

  •
  A loss of $12.3 million was recorded on extinguishment of debt in fiscal 2004.

(2)
We sold United Coin, the Rail City Casino and Bally Wulff during fiscal 2004. The United Coin disposition was completed on June 30, 2004, the Rail City disposition was completed on May 3, 2004 and the Bally Wulff disposition was completed on July 18, 2003. On October 14, 2004, we sold our interest in our Louisiana route operations. In March 2006, we received a settlement related to United Coin (see Note 4 to the consolidated financial statements, Discontinued Operations).

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

 Certain statements made or incorporated by reference in this Annual Report on Form 10-K, in our other filings with the SEC, in our press releases and in statements made by or with the approval of authorized personnel constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Exchange Act, and are subject to the safe harbor created thereby. Forward looking statements reflect intent, belief or current expectations with respect to, among other things, future events and financial trends affecting us. Forward-looking statements are typically identified by words such as "believes," "expects," "anticipates" and similar expressions.

Although we believe the expectations reflected in any forward looking statements are reasonable, readers are cautioned that forward looking statements involve known and unknown risks and uncertainties, are not guarantees of future performance and that actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied by such forward looking statements. These differences can arise as a result of the risks described in Item 1A, Risk Factors, as well as other factors such as the impact of competition, our ability to service debt, product development, foreign operations, dependence on key personnel, the ability to integrate future acquisitions, regulation by gaming authorities, the outcome of pending litigation matters, gaming taxes, market risks and the potential adverse effects to our financial condition, results of operations or prospects as a result of the restatement of our prior period financial statements.

Forward-looking statements in this Annual Report on Form 10-K speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot ensure that the forward-looking statements contained in this Annual Report on Form 10-K will, in fact, transpire.

Restatement

 Subsequent to the issuance of our consolidated financial statements for the year ended June 30, 2006 and in connection with the year-end closing process for fiscal 2007, we determined that certain adjustments were required to be made for corrections of errors in our previously issued consolidated financial statements for the years ended June 30, 2006 and 2005, and certain periods within such years. On October 29, 2007, after consultation with management our Board of Directors determined that a restatement of the consolidated financial statements for the affected periods was required. The restatement related to:

  •
  Certain expenses that had been reported in prior periods as selling, general and administrative expenses, depreciation and amortization expense and other expenses which should have been recorded either as cost of sales or as contra-revenue;

  •
  Certain promotional expenses, representing coupons redeemable for cash incentives, should have been presented as an offset against casino operations revenue in accordance with EITF Issue No. 00-22, Accounting For "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers For Free Products or Services to Be Delivered in the Future, and EITF Issue No. 01-09, Accounting For Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products);

  •
  Additions to leased gaming equipment previously reported as cash used in investing activities in our consolidated statements of cash flows for the years ended June 30, 2006 and 2005 should have been presented as a change in inventory under cash used in operating activities; and

  •
  Certain sales sourced from the United States directly to foreign customers were included in revenue and operating income (loss) attributable to the United States geographic region and should have been classified as Europe or Other foreign based on the location of the customer. Specifically, revenue of $22.9 million and $12.1 million and operating income of $3.8 million and $2.2 million for the years ended June 30, 2006 and 2005, respectively, should not have been classified as being attributable to the United States geographic region. See Note 20 to the consolidated financial statements, Segments and Geographic Information.

As a result of these and other immaterial errors, our condensed consolidated statements of operations and statements of cash flows for the years ended June 30, 2006 and 2005 have been restated from the amounts previously reported. The restatement had no effect on the consolidated balance sheets, the statements of stockholders' equity or reported net income (loss) for any period. See Note 2 to the consolidated financial statements, Restatement of Previously Issued Financial Statements.

 The financial information set forth in the following Management's Discussion and Analysis gives effect to the restatement. The following is a summary of the effects of the restatements.

	Year Ended June 30, 2006				Year Ended June 30, 2005
	As Previously Reported	Reclassification(1)	Adjustments	As Restated	As Previously Reported	Reclassification(1)	Adjustments	As Restated
	(in 000s)
Statement of Operations
Revenue:
Gaming equipment and systems	$494,498	$(147,029)	$(1,844)	$345,625	$431,070	$(130,983)	$(3,132)	$296,955
Gaming operations	—	147,029	—	147,029	—	130,983	—	130,983
Casino operations	52,646	—	(3,653)	48,993	52,037	—	(5,192)	46,845

Total revenue	547,144	—	(5,497)	541,647	483,107	—	(8,324)	474,783
Cost of gaming equipment and systems(2)	291,948	(81,442)	5,086	215,592	241,486	(65,918)	4,245	179,813
Cost of gaming operations	—	81,442	—	81,442	—	65,918	—	65,918
Direct cost of casino operations	18,502	—	—	18,502	18,727	—	—	18,727
Selling, general and administrative expense	193,756	—	(9,116)	184,640	156,275	—	(12,376)	143,899
Research and development costs	45,087	—	—	45,087	43,366	—	—	43,366
Restructuring charges	—	—	—	—	3,654	—	—	3,654
Impairment charges	15,581	—	—	15,581	3,599	—	—	3,599
Depreciation and amortization	25,444	—	(1,143)	24,301	20,451	—	(193)	20,258

Total costs and expenses	590,318	—	(5,173)	585,145	487,558	—	(8,324)	479,234
Operating loss	(43,174)	—	(324)	(43,498)	(4,451)	—	—	(4,451)
Interest income	3,454	—	—	3,454	3,401	—	—	3,401
Interest expense	(27,509)	—	—	(27,509)	(18,321)	—	—	(18,321)
Loss on extinguishment of debt	—	—	—	—	(564)	—	—	(564)
Other income (expense), net	(71)	—	324	253	565	—	—	565

Loss from continuing operations before income taxes and minority interest	$(67,300)	$—	$—	$(67,300)	$(19,370)	$—	$—	$(19,370)

(1)
As discussed in Note 1 to consolidated financial statements, Description of Business and Summary of Significant Accounting Principles.

(2)
Cost of gaming equipment and systems exclude amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

	Year Ended June 30, 2006			Year Ended June 30, 2005
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(in 000s, except per share data)
Statement of Cash Flows
Other adjustments to reconcile net loss to net cash provided by operating activities	$1,647	$3,587	$5,234	$3,323	$1,502	$4,825
Change in inventories	(7,017)	(46,647)	(53,664)	(12,278)	(39,707)	(51,985)
Cash flows from operating activities	52,543	(43,060)	9,483	52,138	(38,205)	13,933
Capital expenditures	(13,961)	(1,617)	(15,578)	(12,430)	(2,384)	(14,814)
Additions to leased gaming equipment	(44,677)	44,677	—	(40,589)	40,589	—
Cash flows from investing activities	(60,731)	43,060	(17,671)	(65,149)	38,205	(26,944)

Internal Control Over Financial Reporting

 We have identified material weaknesses in our internal control over financial reporting which are described in Item 9A, Controls and Procedures. Each of these material weaknesses also results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. As a result, we have assessed that our internal control over financial reporting was not effective as of June 30, 2007.

 We discuss certain risks associated with the material weaknesses in Item 1A, Risk Factors.

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

 We derive our revenues from the following four sources:

•	Gaming Equipment	—	Sale of gaming devices;
•	Gaming Operation	—	Operation of wide-area progressive, lottery and centrally determined systems and the lease and rental of gaming machines;
•	Systems	—	Sales of computerized monitoring systems and related recurring hardware and software maintenance revenue; and
•	Casino Operations	—	Operation of the Rainbow Casino.

 A more detailed discussion of our business can be found under Item 1, Business.

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

Revenue recognition

 Our Gaming Equipment and Systems revenues are recognized in accordance with the provisions of the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 97-2 Software Revenue Recognition, as amended, and is recognized when all of the following have been satisfied:

  •
  Persuasive evidence of an arrangement exists;

  •
  Delivery has occurred;

  •
  The price to the buyer is fixed or determinable; and

  •
  Collectibility is probable.

 We sell gaming machines and our computerized monitoring systems either through normal credit terms of 120 days or less, or we may grant extended credit terms of up to five years under contracts of sale secured by the related equipment with interest recognized at market rates. We perform a review of contracts with extended payment terms in excess of six months to determine if there is sufficient history to conclude that we have a history of collecting under the original payment terms. We have concluded that sufficient history exists to deem collectibility probable for extended payment term contracts of 24 months or less. Accordingly, revenue is recorded in accordance with the terms of sale for contracts with payment terms of 24 months or less, or as cash is received for contracts with payment terms in excess of 24 months. Games placed with customers on a trial basis are not recognized as revenue until the trial period ends or the customer accepts the games and collectibility is deemed probable.

 We also sell gaming devices under arrangements in which there are multiple elements, as that term is defined in SOP No. 97-2. Contracts may contain multiple elements such as a combination of gaming devices, central site monitoring equipment, systems software, license fees and training. We allocate revenue to each element based upon its fair value as determined by "vendor specific objective evidence." Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services, when sold separately. In addition, software license updates and product support services are measured by the renewal rate offered to the customer.

 We recognize revenue when the product is delivered to a customer-controlled location, or over the period in which the service is performed and we defer revenue for any undelivered elements. If we cannot objectively determine the fair value of any undelivered elements included in the arrangement, the revenues are deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered element.

 The majority of our software license arrangements are non-perpetual and include software license updates and product support which are recognized ratably over the term of the arrangement, which is typically one year. Software license updates provide customers with rights to unspecified software product upgrades, maintenance and patches released during the term of the support period. The majority of our customers purchase both software and hardware maintenance and product support when they purchase the systems. In addition, substantially all customers renew these maintenance agreements annually. Revenue from multi-year licensing arrangements are accounted for as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably generally over one year.

 Our Gaming Operations division earns recurring revenue from the operation of wide-area progressive jackpot systems and from gaming machines and the related systems placed in casinos on a daily fee or rental basis. Revenue from these sources is recognized based on the contractual terms of the participation or rental agreements and is generally based on a share of money wagered, a share of the net winnings, or on a fixed daily rental rate basis.

 In accordance with industry practice, we recognize gaming revenues from our Casino Operations as the net win from gaming machine operations, which is the difference between currency deposited into the machines and the payouts made to the players, less any coupons or other promotional allowances, if applicable.

Inventories

 Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market value. Cost elements included in work-in-process and finished goods consist of raw materials, freight, direct labor and manufacturing overhead. We regularly review inventory quantities and record charges for both obsolete products and products that may have become impaired for a variety of reasons, including changes in technology, customer preferences and product demand. Valuation charges could occur in the future as a result of these factors.

 As a result of our ongoing analysis of inventory, we recognized inventory write-downs totaling $10.5 million, $14.2 and $21.9 million during the years ended June 30, 2007, 2006 and 2005, respectively. See Note 18 to consolidated financial statements, Inventory and Related Asset Write-downs.

Property, plant and equipment and leased gaming equipment

 Property, plant and equipment are stated at cost and depreciated over the estimated useful lives or lease terms, whichever is less, using the straight line method. Leased gaming equipment is stated at cost and depreciated over estimated useful lives ranging from two to three and one-half years.

 Significant replacements and improvements are capitalized while other maintenance and repairs are expensed. The cost and accumulated depreciation of assets retired or otherwise disposed of are eliminated from the accounts and any resulting gain or loss is credited or charged to income, as appropriate.

 Given changes in technology, customer preferences and product demand, we review and evaluate the recoverability of our investment in such assets on a quarterly basis, as well as the estimated useful lives used to depreciate these assets.

 In fiscal 2005, we faced declining demand for gaming devices based on our legacy platform, and therefore, we reassessed this particular portion of our inventory. Based on historical data indicating a compression in the length of time certain leased gaming equipment deployed, the Company re-evaluated the useful lives of the leased gaming equipment during the fiscal quarter ended December 31, 2005, and reduced the remaining depreciable lives for certain of its games to two years and reduced the salvage values to zero.

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

 There is the potential for acceleration of future depreciation, or additional asset impairments, if certain factors were determined to have an adverse impact on our ability to realize our full investment in such assets.

Impairment of indefinite lived intangible assets, including goodwill

 We review goodwill and indefinite lived intangible assets for impairment annually during our fourth fiscal quarter, or whenever events or circumstances indicate the carrying value may not be recoverable or warrant a revision to the estimated remaining useful life in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets.

 During the year ended June 30, 2006, the Company recorded an impairment charge of $4.5 million related to the SDG trade name. See Note 17 to consolidated financial statements, Impairment Charges.

 During the year ended June 30, 2007, no impairment charges related to goodwill and indefinite lived intangible assets was recorded.

Impairment of long-lived assets, including finite lived intangible assets

 We review long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. Recoverability of long-lived assets are measured by a comparison of the carrying amount of the asset to future, net cash flows expected to be generated by the asset, undiscounted and without interest. Such estimations involve significant judgments. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

 During the year ended June 30, 2006, the Company recorded an impairment charge of $11.1 million related to finite lived intangible assets. See Note 17 to consolidated financial statements, Impairment Charges.

 During the year ended June 30, 2007, no impairment charge related to finite lived intangible assets was recorded.

Jackpot liabilities and expenses

 We recognize jackpot expense and a related liability for jackpots incurred but not yet won based on the estimated cost to fund such jackpots in the future. Jackpots are payable in either equal weekly or annual installments over 20 years, or immediately in the case of instant win progressive jackpots. Winners may elect to receive a single payment for the present value of a jackpot discounted at applicable interest rates in lieu of annual installments. Interest rates vary by jurisdiction and are impacted by market forces and other economic conditions.

 Our jackpot liabilities totaled $13.4 million and $13.1 million at June 30, 2007 and 2006, respectively. Changes in our estimates and assumptions, including the number of jackpot winners who may elect single-payments or lump-sum payments in the future could impact our jackpot expense and jackpot liability.

Allowances for doubtful accounts

 Allowances for doubtful accounts are maintained at levels determined by our management to adequately provide for collection losses. In determining estimated losses, management evaluates its receivables and considers economic conditions, the activity in gaming markets, the financial condition of customers, changes in technology, specific customer collection experience and a history of write-offs and collections and other factors which management believes are relevant.

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

 The recoverability of certain deferred tax assets is based in part on estimates of future income and the timing of temporary differences, and the failure to fully realize such deferred tax assets could result in a higher tax provision in future periods. Our net deferred tax assets totaled $77.9 million and $71.4 million at June 30, 2007 and 2006, respectively. Our accrued income taxes receivable (payable) totaled $(12.9) million and $0.3 million at June 30, 2007 and 2006, respectively.

Recently issued accounting pronouncements

 In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No.159 provides companies with an option to report selected financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements to facilitate comparisons between companies using different measurement attributes for similar types of assets and liabilities. The statement is effective for fiscal years beginning after November 15, 2007, and accordingly, we expect to adopt SFAS No. 159 beginning in fiscal 2009. Earlier application is permitted provided we also apply the provisions of Statement 157, Fair Value Measurements. We are currently in the process of evaluating the impact SFAS No. 159 will have on our consolidated results of operations, financial position and cash flows.

 In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies to existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and accordingly, we expect to adopt SFAS No. 157 beginning in fiscal 2009. We are currently in the process of evaluating the impact SFAS No. 157 will have on our consolidated results of operations, financial position and cash flows.

 In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. The provisions of SAB No. 108 were effective beginning with our fiscal year ending June 30, 2007.

 In July 2006, the FASB issued Financial Interpretation Number ("FIN") 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and accordingly, we expect to adopt FIN 48 beginning in fiscal 2008. We are currently in the process of evaluating the impact FIN 48 will have on our consolidated results of operations, financial position and cash flows.

Results of Operations

 Our results of operations include the accounts of Bally Technologies, Inc., and its subsidiaries.

	Overall Consolidated Operating Results Year Ended June 30,
	2007	% Rev	2006	% Rev	2005	% Rev
	(dollars in millions)
Revenues	$682.3	100%	$541.6	100%	$474.8	100%
Operating income (loss)	67.0	10%	(43.5)	(8)%	(4.5)	(1)%
Income (loss) from continuing operations	22.3	3%	(47.2)	(9)%	(17.9)	(4)%
Income (loss) from discontinued operations, net of income taxes	—	—%	1.1	—%	(4.7)	(1)%

Net income (loss)	$22.3	3%	$(46.1)	(9)%	$(22.6)	(5)%

 We report our revenue and income in two segments:

  •
  Bally Gaming Equipment and Systems (which includes Gaming Equipment, Gaming Operations and Systems)

  •
  Casino Operations

 Bally Gaming Equipment and Systems revenue represents approximately 93%, 91% and 90% of total revenues for fiscal 2007, 2006 and 2005, respectively. Casino Operations revenue represents approximately 7%, 9% and 10% of total revenue for fiscal 2007, 2006 and 2005, respectively. Descriptions of the fluctuations between fiscal year revenues are discussed under each respective segment disclosure below.

Bally Gaming Equipment and Systems

 Through our Bally Gaming Equipment and Systems segment, we are one of the leading providers of technology to the gaming industry. The Bally Gaming and Systems unit consists of three primary sub-groups: Gaming Equipment, which includes the sale of gaming devices; Gaming Operations, which includes the lease and rental of gaming devices; and Systems, which includes the sale and support of computerized monitoring systems.

 The summary financial results and operating statistics for Bally Gaming Equipment and Systems are as follows:

	Year Ended June 30,
	2007	% Rev	2006	% Rev	2005	% Rev
	(dollars in millions)
Revenues
Gaming Equipment	$324.1	51%	$225.1	46%	$200.8	47%
Gaming Operations	176.4	28%	147.0	30%	131.0	31%
Systems	134.1	21%	120.5	24%	96.2	22%

Total revenues	$634.6	100%	$492.6	100%	$428.0	100%
Gross Margin
Gaming Equipment(1)	$117.8	36%	$42.1	19%	$40.6	20%
Gaming Operations	104.6	59%	65.6	45%	65.1	50%
Systems(1)	96.4	72%	87.9	73%	76.5	80%

Total gross margin	$318.8	50%	$195.6	40%	$182.2	43%
Selling, general and administrative	$169.0	27%	$146.1	30%	$119.4	28%
Restructuring charges	—	—%	—	—%	3.1	1%
Impairment charges	—	—%	15.6	3%	3.6	1%
Research and development costs	51.9	8%	45.1	9%	43.4	10%
Depreciation and amortization	18.1	3%	19.4	4%	15.6	4%

Operating income (loss)	$79.8	13%	$(30.6)	(6)%	$(2.9)	(1)%

(1)
Gross Margin from Gaming Equipment and Systems excludes amortization related to certain intangibles including core technology and license rights, which are included in depreciation and amortization.

	Year Ended June 30,
	2007	2006	2005
Operating Statistics:
New gaming devices sold	21,372	17,887	14,070
OEM units sold	1,605	771	2,990
New unit average selling price	$12,617	$10,182	$10,389
Gaming monitoring units installed base	295,000	261,000	276,000
Casino management systems installed base	578	521	521
Systems managed cashless games	243,000	184,000	128,000
End of period installed base:
Wide-area progressive	896	1,053	1,660
Local-area progressive	447	569	640

Total linked progressive systems	1,343	1,622	2,300
Rental and daily-fee games	6,196	3,422	3,577
Lottery systems	7,791	4,300	4,587
Centrally determined systems	35,729	27,437	18,885

Fiscal 2007 vs. Fiscal 2006

 Total revenues for our Bally Gaming Equipment and Systems segment increased $142.0 million, or 29%, in fiscal 2007, when compared to fiscal 2006, as a result of the following:

 Gaming Equipment.    Gaming Equipment revenue increased by $99.0 million, or 44%, primarily as a result of:

  •
  An increase in new gaming device sales to 21,372 units in fiscal 2007 as compared to 17,887 units in fiscal 2006; and

  •
  An increase in the average selling price per unit, excluding OEM sales, to $12,617 in fiscal 2007 as compared to $10,182 in fiscal 2006. This was primarily the result of:

  •
  Low introductory pricing in the prior year related to the roll-out of devices based on the then new Alpha OS platform; and

  •
  Increased pricing on a number of products during the second quarter of fiscal 2007 and reduced discounts offered to our customers due to increased acceptance of our products during the year.

 Gaming Equipment Gross Margin.    Gaming Equipment gross margin increased to 36% in fiscal 2007 from 19%, in the same period last year, primarily as a result of:

  •
  A 24% increase in the average selling price per unit, excluding OEM sales;

  •
  A $4.0 million decrease in inventory write-downs in fiscal 2007 when compared to fiscal 2006. Inventory charges were higher in fiscal 2006 as a result of the decision to move to a single platform and the related disposal of legacy products and inventory;

  •
  An $11.4 million increase in parts and conversion kits revenue at higher margins in fiscal 2007 when compared to fiscal 2006; and

  •
  Manufacturing efficiency due to increased volumes and lower manufacturing costs.

 Gaming Operations.    Gaming Operations revenue increased $29.4 million, or 20%, primarily as a result of:

  •
  An increase of $45.2 million, or 61%, in participation and rental revenue primarily as a result of:

  •
  Our installed base of centrally determined games increased 30% from 27,437 units as of June 30, 2006 to 35,729 units as of June 30, 2007 primarily due to games added in Washington, Florida, Oklahoma, Texas and Wisconsin;

  •
  Our installed base of rental and daily fee games increased 81% from 3,422 units as of June 30, 2006 to 6,196 units as of June 30, 2007 primarily due to the popularity of our Hot Shot Progressive product line with a net increase of 1,810 units installed during the fiscal year; and

  •
  Our installed base of lottery units increased 81% from 4,300 units as of June 30, 2006 to 7,791 units as of June 30, 2007 primarily due to additions of units at raceways connected to the New York Lottery.

  •
  A decrease of $5.3 million, or 15%, in content licenses in fiscal 2007 when compared to fiscal 2006 primarily due to a decrease in daily fees generated from domestic lottery customers due to the removal of lottery systems in Iowa in May 2006 after a change in the state's law; and

  •
  A decrease in wide-area progressive revenue of $10.4 million, or 30%, due to a decrease in the installed base of games during the year, which decreased 15%, from 1,053 units as of June 30,

    2006 to 896 units as of June 30, 2007 as we had focused our efforts on other new products. There has been a decrease in our wide-area progressive revenue year over year due to the declining popularity of our older games.

 Gaming Operations Gross Margin.    Gross margin increased to 59% in fiscal 2007 from 45% in fiscal 2006 primarily as a result of:

  •
  A decrease in depreciation expense of $5.5 million in fiscal 2007 when compared to fiscal 2006. A change in fiscal 2006 in the estimated useful life and salvage values for certain gaming equipment used in the Gaming Operations division resulted in higher depreciation expense charged to cost of gaming operations in fiscal 2006; and

  •
  A decrease of $9.8 million, or 64%, in expenses related to funding the progressive jackpot liability due to the decrease in the installed base of games and related revenue during the year.

 Systems.    Systems revenue increased $13.6 million, or 11%, primarily as a result of:

  •
  An increase in our gaming monitoring units installed base by 13% in fiscal 2007, when compared to fiscal 2006, and an increase in our systems managed cashless games by 32% in fiscal 2007, when compared to fiscal 2006; and

  •
  An increase of $5.8 million, or 20%, to $35.2 million in systems service and maintenance revenue in fiscal 2007, when compared to fiscal 2006, which is related to new and renewed contracts with customers.

 Systems Gross Margin.    Systems gross margin decreased to 72% in fiscal 2007 from 73% in fiscal 2006 primarily as a result of an increase in hardware sales, which includes our iVIEW products, in proportion to other Systems revenue in fiscal 2007. Hardware sales have a lower gross margin than software sales.

 Selling, General and Administrative.    Selling, general and administrative expense increased $22.9 million, or 16%, in fiscal 2007, when compared to fiscal 2006, primarily as a result of:

  •
  An increase in payroll and related expenses of $21.8 million, or 21%, primarily due to increased staffing levels required to manage the business and the 29% increase in Gaming and Systems revenue. In addition, there was $3.1 million in increased bonuses and commissions related to improvements in the Company's operating results, $1.8 million in increased share-based compensation and restricted stock amortization expense and $1.3 million in increased severance pay; and

  •
  An increase in legal and intellectual property fees of $1.8 million, or 11%, in fiscal 2007 primarily due to filing additional patents and other legal matters.

 Research and Development Costs.    Research and development costs increased 15% year over year as a result of our focus on technology assets and the competitive landscape that requires a continual investment in future generations of gaming products and systems.

 Impairment Charges.    During fiscal 2006, we recorded impairment charges of $15.6 million primarily related to intangible assets related to tradenames and other intellectual property that were no longer recoverable.

 Depreciation and Amortization.    Depreciation and amortization expense decreased 7% in fiscal 2007, when compared to fiscal 2006, primarily as a result of the acceleration of depreciation for certain assets during fiscal 2006, some of which became fully depreciated during the current period.

Fiscal 2006 vs. Fiscal 2005

 Total revenues for our Bally Gaming Equipment and Systems segment increased $64.6 million, or 15%, in fiscal 2006 compared to fiscal 2005 as a result of the following:

 Gaming Equipment.    Gaming Equipment revenue increased by $24.3 million, or 12%, as a result of:

  •
  An increase in new gaming device sales to 17,887 units in fiscal 2006 as compared to 14,070 units in fiscal 2005. The increase of 3,817 in total new units sold was primarily attributable to sales of approximately 3,300 units in lottery jurisdictions. The remaining increase in unit sales was related to our new video products and game themes, which were based on our new ALPHA OS platform that was introduced in video and mechanical reel-spinning devices sold in fiscal 2006; and

  •
  An increase in new gaming device sales in international jurisdictions in fiscal 2006 in connection with our expanded marketing efforts outside the United States.

 Gaming Equipment Gross Margin.    Gaming Equipment gross margin decreased to 19% in fiscal 2006 from 20% in fiscal 2005 as a result of:

  •
  A write-down of prepaid royalties of $3.0 million and inventory write-downs of $14.2 million in fiscal 2006;

  •
  New lottery sales that result in lower margins due to the lower average selling prices per unit; and

  •
  Lower margins resulting from introductory pricing and high initial production costs.

 Gaming Operations.    Gaming Operations revenue increased $16.0 million, or 12%, as a result of:

  •
  An increase of $14.5 million, or 24%, in participation and rental revenues derived from our installed base of centrally determined games, which increased 45%, from 18,885 units as of June 30, 2005 to 27,437 units as of June 30, 2006;

  •
  An increase of $10.7 million, or 42%, in content license revenue primarily due to daily fees generated from domestic lottery customers due to the installation of lottery systems in Iowa since July 2005 subsequently removed in May 2006 after a change in the state's law; and

  •
  A decrease in wide-area progressive revenue of $8.1 million, or 19%, due to a decrease in the installed base of games during the year, which decreased 37%, from 1,660 units as of June 30, 2005 to 1,053 units as of June 30, 2006. There has been a decrease in our wide-area progressive revenue year over year due to the declining popularity of our older games.

 Gaming Operations Gross Margin.    Gross margin declined to 45% in fiscal 2006 from 50% in fiscal 2005 as a result of:

  •
  A change in the estimated useful life and salvage values for certain gaming equipment used in the Gaming Operations division which resulted in a $15.4 million increase in depreciation expense charged to cost of gaming operations (see Note 1 to the consolidated financial statements, Description of Business and Summary of Significant Accounting Principles, Property, Plant and Equipment and Leased Gaming Equipment); and

  •
  An increase of $1.0 million in cost of goods sold due to the write-down of certain leased gaming equipment in fiscal 2006.

 Systems.    Systems revenue increased $24.3 million, or 25%, primarily as a result of:

  •
  An increase of $4.7 million, or 35%, in systems software sales;

  •
  An increase of $17.1 million, or 44%, in systems hardware sales; and

  •
  An increase of $2.0 million, or 7%, to $29.4 million, in systems service and maintenance fees related to new contracts. The increase in sales and maintenance fees was primarily related to new sales of systems coupled with customer renewals of service agreements from prior years systems sales.

 Systems Gross Margin.    Systems gross margin decreased to 73% in fiscal 2006 from 80% in fiscal 2005 as a result of an increase in the proportion of hardware sales, which have a lower margin, as compared to software sales.

 Selling, General and Administrative.    Selling, general and administrative expense increased 23% year over year primarily as a result of:

  •
  An increase in legal expense of approximately $5.4 million due to higher litigation costs and patent costs;

  •
  An increase in payroll and related expenses of $9.4 million due to increased staff levels to support business growth;

  •
  An increase in share-based compensation expense of $6.4 million due to our adoption of SFAS 123R, Share-Based Payment;

  •
  An increase in consulting fees of approximately $1.8 million due to increased third-party development and engineering services; and

  •
  An increase in travel expense of approximately $2.4 million due to expansion into and development of international markets, coupled with increased staff levels.

 Research and Development Costs.    Research and development costs increased $1.7 million, or 4%, as a result of our focus on technology assets and the competitive landscape that requires a continual investment in future generations of gaming products and systems.

 Impairment Charges.    During fiscal 2006, we recorded impairment charges of $15.6 million as compared to $3.6 million in the prior year primarily related to intangible assets related to tradenames and other intellectual property that were no longer recoverable.

 Depreciation and Amortization.    Depreciation and amortization expense increased $3.8 million, or 24%, as a result of higher capital expenditures incurred throughout fiscal 2006 and the acceleration of depreciation for certain assets during the period. Based on historical data indicating a compression in the length of time certain leased gaming equipment was deployed, we re-evaluated the useful lives and reduced the remaining depreciable lives for certain of our products to two years and reduced the salvage values to zero.

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

 The summary of our financial results and operating statistics for our Casino Operations is as follows:

	Year Ended June 30,
	2007	% Rev	2006	% Rev	2005	% Rev
	(dollars in millions)
Revenue	$47.7	100%	$49.0	100%	$46.8	100%
Selling, general and administrative	8.8	18%	9.7	20%	8.0	17%
Depreciation and amortization	2.9	6%	3.5	7%	3.3	7%
Operating income	$17.9	38%	$17.3	35%	$16.8	36%
Operating Statistics:
Average Number of Gaming Devices	843		891		890
Average Number of Table Games	10		12		12

Fiscal 2007 vs. Fiscal 2006

 Casino Operations.    Rainbow Casino revenue decreased by $1.3 million from $49.0 million in fiscal 2006 to $47.7 million in fiscal 2007 as a result of a decrease in gaming revenue from slot machines, keno and table games. Revenue declined primarily due to the re-opening and expansion of the Gulf Coast casinos in fiscal 2006 after the hurricane season of 2005. During the fiscal year, Rainbow reduced its number of slot machines by 48, or 5%.

 Selling, General and Administrative.    The overall selling, general and administrative expenses decreased by $0.9 million from $9.7 million in fiscal 2006 to $8.8 million in fiscal 2007 primarily as a result of continued improvements in cost reductions and decreases in advertising and promotional expenditures. Marketing costs decreased with the implementation of e-Cash, a system where customers download cash incentives directly from the slot machine, reducing the historical costs associated with mailing, tracking and redeeming cards and coupons.

 Depreciation and Amortization.    Depreciation and amortization expense decreased $0.6 million resulting from a decrease in the number of slot machines deployed and reduced capital expenditures during fiscal 2007.

Fiscal 2006 vs. Fiscal 2005

 Casino Operations.    Rainbow Casino revenue increased by $2.2 million from $46.8 million in fiscal 2005 to $49.0 million in fiscal 2006 as a result of an increase in gaming revenue from slot machines, keno and table games. The increases were attributable to the fact that our property did not sustain any significant damage in connection with the Gulf Coast hurricanes in August and September 2005.

 Selling, General and Administrative.    Selling, general and administrative expenses increased by $1.7 million from $8.0 million in fiscal 2005 to $9.7 million in fiscal 2006 primarily as a result of an increase in advertising expenditures.

 Depreciation and Amortization.    Depreciation and amortization expense increased $0.2 million in fiscal 2006 resulting from additional capital expenditures in connection with new game replacements.

Parent Company

 The summary financial results of Bally Technologies, Inc., our parent entity, are set forth below. These results also include certain other income and expenses that are otherwise not allocated to a specific business segment.

	Year Ended June 30,
	2007	2006	2005
	(dollars in millions)
General and administrative	$29.3	$28.8	$17.1
Depreciation and amortization	1.4	1.4	1.3

Operating loss	$30.7	$30.2	$18.4
Other income (expense):
Interest income	3.0	3.5	3.4
Interest expense	(33.5)	(27.5)	(18.3)
Loss on extinguishment of debt	—	—	(0.6)
Other, net	1.6	0.2	0.6

Total other expense	$(28.9)	$(23.8)	$(14.9)
Income tax benefit(expense)	$(11.0)	$24.0	$5.2
Minority interest	$(4.8)	$(3.9)	$(3.7)

Fiscal 2007 vs. Fiscal 2006

 General and Administrative.    General and administrative expense increased $0.5 million, or 1%, primarily as a result of:

  •
  An increase in accrued bonuses of $3.4 million in fiscal 2007, when compared to fiscal 2006, due to revenue growth and operating income during the same periods; and

  •
  A decrease in consulting fees of $1.6 million in fiscal 2007 when compared to fiscal 2006 due to the completion of certain projects during fiscal 2006.

 Total Other (Expense) Income.    Other expense increased $5.1 million, or 21%, as a result of an increase in interest expense of $6.0 million in fiscal 2007 when compared to fiscal 2006. This was due to higher interest rates on notes outstanding as well as $2.2 million in fees incurred due to amendments to the Loan Agreement. Virtually all of our debt is based on a variable interest rate; therefore, future interest rate expense will be impacted by changes in LIBOR, which is the base rate for the majority of our interest payments.

 Income Tax Benefit (Expense).    The effective income tax rate for fiscal 2007 was approximately 29%. The effective tax rate for the current year was impacted by the retroactive reinstatement in December 2005 of approximately $1.1 million in research and development income tax credits.

 Minority Interest.    Minority interest increased primarily due to the consolidation of certain variable interest entities and earnings from the partnership interest in Rainbow Casino. We consolidate the Rainbow Casino Vicksburg Partnership ("RCVP") and record an adjustment to reflect the portion of RCVP's earnings attributable to minority shareholders. See Note 1 to the consolidated financial statements, Description of Business and Summary of Significant Accounting Principles.

Fiscal 2006 vs. Fiscal 2005

 General and Administrative.    General and administrative expense increased $11.7 million, or 68%, primarily as a result of:

  •
  An increase in payroll and related expense due to additional restricted stock unit amortization of $1.4 million;

  •
  An increase in share-based compensation expense of $2.9 million related to our adoption of SFAS 123R;

  •
  An increase in legal fees of $2.8 million due to litigation matters and the ongoing SEC investigation and other related matters; and

  •
  An increase in accounting fees of $4.7 million due to Sarbanes-Oxley compliance and a restatement of prior periods.

 Total Other (Expense) Income.    Other expense increased $8.9 million, or 60%, as a result of an increase in interest expense of $9.2 million in fiscal 2006 compared to fiscal 2005. This was due to higher interest rates on lower total debt outstanding. Virtually all of our debt is based on a variable interest rate; therefore, future interest expense will be impacted by future changes in LIBOR, which is the base rate for our interest payments.

 Income Tax Benefit (Expense).    Our effective income tax rate from continuing operations for fiscal 2006 was approximately 36% which principally reflects federal and state benefits available at statutory rates.

 Minority Interest.    Minority interest increased primarily due to the consolidation of certain variable interest entities and earnings from the partnership interest in Rainbow Casino. We consolidate RCVP and record an adjustment to reflect the portion of RCVP's earnings attributable to minority shareholders. See Note 1 to the consolidated financial statements, Description of Business and Summary of Significant Accounting Principles.

Significant Items Affecting Comparability

 Certain significant items affect the comparability of financial statements for fiscal 2007, 2006 and 2005, which are discussed below.

 Inventory and asset write-downs:    In fiscal 2005, we faced declining demand for gaming devices based on our legacy platform, and therefore, we reassessed this particular portion of our inventory. In October 2004, we made the strategic decision to move to our new Alpha OS platform, which was made commercially available in April 2005 in most markets.

 The decision to move our gaming devices to the new platform, the targeting of used equipment for non-domestic markets, and the consolidation of certain warehouses all led to accelerated disposals of legacy products in both fiscal 2006 and 2005. This process has required updating estimates for the net realizable value of inventories due to the subjectivity involved in projecting sales volumes, used game sales values, refurbishment costs, and customer demand in non-domestic jurisdictions. In addition, we review inventory quantities regularly and record charges for both obsolete products and products that have become impaired for a variety of reasons, including changes in technology, customer preferences and product demand. As a result of our ongoing analysis of inventory, we have taken a series of inventory write-downs totaling $10.5 million, $14.2 million and $21.9 million for fiscal 2007, 2006 and 2005, respectively.

 The Company also recorded a write-down of leased gaming equipment of $1.0 million and $3.2 in the years ended June 30, 2006 and 2005, respectively. These inventory and asset write-downs had a significant impact on Gaming Equipment margins in both fiscal 2006 and 2005. Our Game Equipment margins were 19% and 20% in fiscal 2006 and 2005, respectively, compared to a margin of 36% in fiscal 2007.

 Impairment charges:    During our review of intangible assets for impairment in fiscal 2006, we determined that certain finite and indefinite lived intangible assets had become impaired. Consequently, we recorded an impairment charge in fiscal 2006 of $15.6 million compared to impairment charges in fiscal 2005 of $3.6 million.

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

Discontinued Operations

 In September, 2004, a Federal District Court jury reached a verdict in a patent infringement case filed by Action Gaming, Inc. ("AGI") and IGT. The jury awarded AGI and IGT an aggregate of approximately $7.4 million in damages related to a single, optional feature offered in certain multi-hand poker games provided solely by United Coin, formerly owned by the Company. On July 11, 2006, the federal circuit court of appeals affirmed the district court judgment, denying the appeals for both parties, and thereafter, the judgment was satisfied out of the posted bond.

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

 The Louisiana route operations were sold in October 2004. Revenues totaled $17.0 million and operating income totaled $2.8 million for fiscal 2004. We recorded a gain on the sale of $1.3 million or $0.8 million after taxes in fiscal 2005.

Financial Condition

 Selected balance sheet accounts are as follows:

			Increase (decrease)
	June 30, 2007	June 30, 2006
			Amount	%
	(in 000s)
Cash and cash equivalents	$40,842	$16,425	$24,417	149%
Total long-term debt and capital leases	$333,854	$328,346	$5,508	2%
Total current assets	$421,883	$329,354	$92,529	28%
Total current liabilities	$256,938	$198,837	$58,101	29%

Net working capital	$164,945	$130,517	$34,428	26%

 As of June 30, 2007, we had $40.8 million in consolidated cash and cash equivalents which included approximately $3.7 million of cash utilized in our Casino Operations segment that is held in vaults,

cages or change banks. Pursuant to various state gaming regulations, certain cash accounts are maintained to ensure availability of funds to pay wide-area progressive jackpot awards in installments rather than in one lump sum. As of June 30, 2007 and 2006, these accounts had an aggregate value of approximately $17.2 million and $14.5 million, respectively, which are classified as restricted cash on the consolidated balance sheets. In addition, we purchase U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive winnings as annual or weekly installment payments. These securities are included in restricted long-term investments in the accompanying consolidated balance sheets, and totaled $10.5 million and $9.0 million as of June 30, 2007 and 2006, respectively.

 Our net working capital increased $34.4 million for the year ended June 30, 2007. Key factors related to the working capital increase included a $36.6 million increase in net accounts and notes receivable, a $11.2 million increase in inventory, a $13.7 million increase in deferred cost of revenue, and a $24.4 million increase in cash and cash equivalents offset by an increase of $47.3 million in deferred revenue.

 Our debt structure consists primarily of a term loan facility and a $75.0 million revolving credit facility, in which borrowing is limited by a current leverage ratio and debt owed to related parties. The term loan requires principal reductions of approximately 1.0% per annum paid quarterly, with a balloon payment due in September 2009. The revolving credit facility commitment reduces annually until it comes due in September 2008. No amounts were outstanding under our revolving credit facility as of June 30, 2007.

 The bank loan agreement governing the term loan and the revolving credit facility (the "Loan Agreement") contains a number of maintenance and other significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness or issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of our subsidiaries, engage in mergers or acquisitions or certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities.

 The financial covenants under the Loan Agreement consist of a leverage ratio, a fixed charges coverage ratio, and a minimum of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") (as that term is defined in the Loan Agreement) ratio. The leverage ratio is computed as total average debt outstanding during the quarter divided by the trailing 12 months EBITDA, excluding certain cash and non-cash charges, and is further adjusted to remove EBITDA from discontinued operations at the time those operations are sold. Our leverage ratio as of June 30, 2007 was 2.17 times versus the covenant maximum of 3.75 times. The maximum allowable leverage rates declined to 3.50 as of September 30, 2007, and through the remaining term of the Loan Agreement. We were in compliance with all financial covenants as of June 30, 2007.

 As a result of the additional time required to complete the year end closing process for fiscal 2007, we failed to deliver to our lenders our 2007 audited financial statements by September 28, 2007, and therefore, were not in compliance with certain of our debt covenants under the Loan Agreement. The Loan Agreement provides for a 25-business day grace period to cure the default which was cured by delivering our 2007 audited financial statements simultaneously with the filing of our 2007 Form-10K during the grace period.

 In October 2006, we executed an amendment to the Loan Agreement, which, among other things, (i) extended the due date for the delivery of our audited financial statements for the fiscal year ended June 30, 2006 to December 31, 2006, (ii) provided that we deliver our quarterly reports on Form 10-Q for the fiscal quarters ended September 30, 2005, December 31, 2005 and March 31, 2006 no later than December 31, 2006, (iii) modified the definition of EBITDA to exclude up to $10 million of certain cash charges and (iv) clarified that the definition of EBITDA includes interest income on trade receivables. In exchange for the concessions granted under the amendment, we paid an administrative fee of $1.0 million, which was expensed during the year.

 In December 2006, we executed an additional amendment to the Loan Agreement, which extended the due date for the delivery of our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2006 and our audited financial statements for the fiscal year ended June 30, 2006 to March 15, 2007. In exchange for the concessions granted under the amendment we paid an administrative fee of $1.2 million, which was expensed during the year.

 In March 2007, we executed an additional amendment to the Loan Agreement, which (i) increased the limit of all outstanding letters of credit from $20.0 million to $35.0 million, (ii) increased the limit of all indebtedness and contingent obligations with respect to performance bonds from $20.0 million to $35.0 million, and (iii) permitted liens on cash equivalents securing indebtedness. In exchange for the concessions granted under the amendment, we paid an administrative fee of $0.1 million, which was expensed during the year.

 Management believes that cash flows from current operating activities and the availability under the revolving credit facility will provide us with sufficient capital resources and liquidity to operate our business for at least the next 12 months. At June 30, 2007, we had no material commitments for capital expenditures.

 There can be no assurances we will be able to comply with the amended covenants or incur additional fees in exchange for concessions granted under future amendments. See Item 1A, Risk Factors for a discussion of the risks associated with our non-compliance with certain of our debt covenants under our bank loan agreement.

Historical Debt Structure and Refinancing

 On September 5, 2003, we completed a refinancing transaction whereby we entered into a new $275.0 million term loan and a $125.0 million revolving credit facility. We used the proceeds from the refinancing transaction to (i) repay an aggregate of approximately $188.0 million outstanding under our then existing term loan, (ii) repurchase the $150.0 million aggregate amount of our senior subordinated notes, and (iii) pay $5.0 million in transaction fees and expenses. The fees and expenses were capitalized and are being amortized on a straight-line basis over the remaining term of the loan. The term loan has a 1% per year mandatory principal amortization after the first year.

 In December 2003, we increased the term loan by $75.0 million to $350.0 million. We used the proceeds primarily to fund the acquisition of SDG. As a result of the increase, we incurred an additional $1.6 million in debt issuance costs, which was capitalized and is being amortized on a straight-line basis over the remaining term of the term loan.

 In December 2004, we amended our bank loan agreement governing the term loan and revolving credit facility. The amendment provided for (i) an increase in the maximum allowable leverage ratio under the bank loan agreement to a minimum of 4.75 times at June 30, 2005, which declines thereafter, (ii) a reduction in the revolving credit facility commitment to $75.0 million and (iii) an increase in the term loan interest rate to LIBOR plus 3.00%, which can be adjusted to LIBOR plus 3.75% based on certain credit rating and leverage ratio criteria. We incurred a fee of approximately $1.0 million in connection with the amendment.

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

 Cash flows provided by operating activities increased $16.0 million to $25.4 million in fiscal 2007, from $9.5 million in fiscal 2006. The fiscal 2007 increase in cash flows provided by operating activities was primarily the result of an increase in net income from a net loss of $46.1 million in fiscal 2006 to net income of $22.3 million in fiscal 2007.

 Cash used for the purchase of inventory, which is included in cash flows from operating activities, was $92.4 million in fiscal 2007 as compared to $53.7 million in fiscal 2006. We only have one process to procure raw materials for the assembly of both inventory and leased gaming equipment. The materials requisition planning process considers the number of devices we expect to build for sale and for use in our gaming operations division during a particular period, but we do not separately earmark purchases for leased gaming equipment. Without such an earmarking process, we are unable to determine whether the cash expended to construct leased gaming equipment during a particular period came from inventory on hand at the beginning of the period or was constructed from inventory procured during the period of deployment, thus requiring the expenditure of cash. As a result of our inability to separately identify the cash flows associated with the construction of leased gaming equipment, we have included all additions to leased gaming equipment as a change in inventory under cash used in operating activities. During fiscal 2007 we transferred $66.3 million from inventory to leased gaming equipment compared to $45.9 million in fiscal 2006.

 Cash flows used in investing activities totaled $27.0 million in fiscal 2007 as compared to $17.7 million in fiscal 2006 as a result of:

  •
  Capital expenditures of $20.3 million in fiscal 2007 as compared to $15.6 million in fiscal 2006;

  •
  Reductions in restricted cash and investments of $2.5 million in fiscal 2007 as compared to $0.9 million in fiscal 2006; and

  •
  Additions to other long-term assets of $4.2 million in fiscal 2007 as compared to $1.2 million in fiscal 2006.

 Cash provided by financing activities totaled $25.8 million in fiscal 2007 as compared to cash used in financing activities of $8.6 million in fiscal 2006 as a result of:

  •
  Principal payments on capital leases and other long term debt totaling $14.6 million in fiscal 2007 as compared to $9.7 million in fiscal 2006;

  •
  Excess tax benefits of $2.6 million from employee stock option exercises in fiscal 2007;

  •
  Cash provided from exercise of stock options and warrants of $15.5 million fiscal 2007 as compared to $1.1 million in fiscal 2006; and

  •
  Cash proceeds from the sale and lease-back of certain equipment for Yonkers Raceway of $22.3 million during fiscal 2007. The gain of $3.3 million was deferred and is being recognized over the lease term.

Contractual Commitments

 We are committed to make future payments pursuant to various contracts and agreements. A summary of those contractual obligations existing as of June 30, 2007, grouped according to the periods in which such payments are due, is as follows:

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(in 000s)
Debt:
Term loan facility(a)	$3,500	$304,382	$—	$—	$307,882
Revolving credit facility(b)	—	—	—	—	—
Subordinated debt(c)	2,381	7,600	—	—	9,981
Capital Leases(d)	6,342	9,602	—	—	15,944
Other debt	47	—	—	—	47
Estimated interest payments(e)	28,863	43,107	—	—	71,970

	41,133	364,691	—	—	405,824
Other commitments:
Operating Leases(f)	5,670	6,569	2,657	—	14,896
MindPlay earn-out(g)	—	—	—	—	—
Purchase commitments(h)	7,040	—	—	—	7,040
Employment agreements(i)	1,338	975	—	—	2,313

Total commitments	$55,181	$372,235	$2,657	$—	$430,073

(a)
The Loan Agreement requires principal payments of $3.5 million per year with the balance due in September 2009.

(b)
There were no amounts outstanding on the $75.0 million revolving credit facility as of June 30, 2007.

(c)
Represents principal payments under subordinated promissory notes payable primarily related to the acquisition of SDG and MindPlay.

(d)
Consists of various three-year capital leases for property and equipment at an overall average annual interest rate of 9.11%.

(e)
Our debt is virtually all variable rate, which means that it is tied to LIBOR. Therefore, we computed the estimated future interest payments for our total debt outstanding based on the average interest rate in effect as of June 30, 2007 of 8.64%.

(f)
Consists of operating leases for our facilities and office equipment, less sublease income, that expire at various times through fiscal 2012.

(g)
Pursuant to the MindPlay purchase agreement, we are obligated to make certain contingent earn-out payments to the former principals of MindPlay, amounts that cannot currently be estimated.

(h)
Consists of a commitment to purchase components related to the production of gaming devices.

(i)
We have employment agreements with most of our employees with positions of Vice President or above. These agreements generally provide for an initial rate of pay and the terms of the severance benefits generally range from three to twelve months salary continuation with similar non-compete periods. Almost all such agreements contain language that the employee is still an "at will" employee, and as such can be terminated at anytime subject to the individual termination provisions. The only multi-year employment arrangements are with Richard Haddrill, our CEO and Robert Caller, our CFO.

 Our long-term debt is virtually all floating rate, and therefore, future interest payments will be impacted by future LIBOR rate changes as well as the balance of debt outstanding in those future periods. Interest expense for fiscal 2007 totaled $33.5 million.

 The payment obligations in the above table are based on the contractually scheduled due dates. The only payment acceleration that could be demanded of us would generally be in the event of a default under our bank loan agreement that was not cured within the provisions set forth in that agreement.

Off Balance Sheet Arrangements

 We are party to financial instruments with off-balance sheet risk, such as performance bonds and other guarantees not reflected in our balance sheet that arise in the normal course of business. However, such off balance sheet arrangements will not have, nor are they reasonably likely to have, an effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that is material to investors. See Note 23 to the Consolidated Financial Statements, Subsequent Events, regarding a letter of credit issued to the Oregon State Lottery.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

 As of June 30, 2007, we had total debt of approximately $333.8 million, consisting primarily of the $307.8 million term loan under our senior credit facilities, $10.0 million in related party debt and $16.0 million in capital lease obligations. The interest rate for the term loan is variable, based on LIBOR and resets every six months. Approximately $7.0 million of related party debt is variable and is based on LIBOR. If the LIBOR rates were to increase or decrease by 100 basis points, with all other factors remaining constant, earnings would decrease or increase by approximately $3.4 million annually on a pre-tax basis.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

 As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15, as of the end of the period covered by this report. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were not effective due to the existing material weaknesses in our internal control over financial reporting as discussed below under "—Internal Control Over Financial Reporting—Material Weakness in Internal Control Over Financial Reporting Previously Reported."

 While management has concluded that the Company has material weaknesses related to internal control over financial reporting, we have devoted a significant amount of time and resources to the analysis of the financial statements contained in this report. In particular, we have reviewed the significant account balances and transactions reflected in the financial statements contained in this report and otherwise analyzed the transactions underlying our financial statements to verify the accuracy of the financial statements. Accordingly, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, and cash flows.

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

Internal Control Over Financial Reporting

Management's Report on Internal Control Over Financial Reporting

 Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of an issuer's financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Internal control over financial reporting includes policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of an issuer's assets;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that an issuer's receipts and expenditures are being made only in accordance with authorizations of its management and directors; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of an issuer's assets that could have a material effect on the financial statements.

 Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, the application of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate.

 As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2007. Management's assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in

Internal Control—Integrated Framework ("COSO"). Our assessment identified deficiencies that were determined to be material weaknesses.

 A material weakness is a control deficiency, or combination of control deficiencies, over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Because of the material weaknesses described below, management concluded that our internal control over financial reporting was not effective as of June 30, 2007.

 The specific material weaknesses identified by management as of June 30, 2007 are described as follows:

 Inadequate and ineffective control related to revenue recognition.    The Company did not maintain appropriate internal controls related to the recognition of revenue for the sale of games, systems and parts. The Company's controls were not adequate to capture and analyze the terms and conditions of all contracts and agreements, or to timely determine that collectibility was probable in order to ensure the proper recording of revenue related to game and system sales. The internal controls include those related to the systematic tracking of contract terms and amendments. Game and system sales are accounted for in accordance with American Institute of Certified Public Accountants Statement of Position No. 97-2, Software Revenue Recognition, which includes complex revenue recognition criteria that were not always adequately evaluated. The review process is manual and the resources dedicated to the process are not adequate to address all of the accounting considerations on a timely basis given the increased volume of business.

 For parts sales, the Company's internal controls did not ensure that the terms of the shipments and sales were captured and accounted for in accordance with the terms of the sale agreements, contracts, or shipping documents.

 These weaknesses were the result of a material deficiency in the design of internal controls over financial reporting and resulted in material adjustments to the consolidated financial statements for the fiscal year ended June 30, 2007.

 Ineffective control related to the existence and valuation of inventory.    The Company did not maintain appropriate and or effective controls related to the existence and valuation of inventory. As a result, the Company identified several deficiencies including: (i) adjustments to its raw materials balance resulting from ineffective periodic counting procedures; (ii) parts issued to and restocked from work orders which were not always properly recorded in raw materials or the related open work order bill of materials; (iii) differences between the general ledger and perpetual inventory, which lacked the appropriate level of documentation for timely review and analysis; (iv) the inaccurate recording of parts shipments to outer warehouses; (v) inadequate control over transaction processing; and (vi) lack of effective change management for modifications made to the inventory system and processes.

 This weakness was the result of a material deficiency in the operation of internal controls over financial reporting and resulted in material adjustments to the consolidated financial statements for the fiscal year ended June 30, 2007.

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

 In addition, the lack of sufficient qualified personnel contributed to the other material weaknesses described above.

 The Company is in the process of developing an updated remediation plan for the material weaknesses that existed as of June 30, 2007.

Certain Changes in Internal Control Over Financial Reporting during the Fiscal Year Ended June 30, 2007

 During the third and fourth quarters of fiscal year ended June 30, 2007, management continued its remediation steps and implemented new control processes over certain material weaknesses reported in our June 30, 2006 annual report on Form 10-K, as described below. These remediation steps and new controls were developed through investigation and review of the processes and activities surrounding the material weaknesses and include changes to these processes and the development of test and review programs designed to prevent or detect similar future occurrences.

Material Weakness in Internal Control Over Financial Reporting Previously Reported

 The specific material weaknesses identified by management as of June 30, 2006 are described as follows, along with the remediation steps taken during the fiscal year ended June 30, 2007:

 Ineffective controls related to the financial closing process.    In August 2006, upon discovery that certain transactions were improperly recorded we determined it was necessary to restate our consolidated financial statements as of June 30, 2005 and 2004, and for each of the three years in the period ending June 30, 2005. This restatement was not completed until our 2005 Annual Report on Form 10-K/A was filed with the SEC on October 31, 2006. These closing procedures did not include the designed level of documentation review. Consequently, we used financial closing procedures for fiscal 2006 which are not sustainable in our normal financial reporting process as they include significant manual procedures and look back procedures. Additionally, our designed controls over the preparation, review and support of journal entries did not operate effectively. We also did not perform the designed level of analytical procedures on the financial statements of non-corporate operations.

 During the third quarter of the fiscal year ended June 30, 2007, we began the revalidation of the description and responsibilities for all closing controls and the enhancement of our controls over journal entry review, balance sheet reconciliations and closing checklists. As of June 30, 2007, we were able to conclude that our financial close process was operating effectively and that we were able to remediate this material weakness.

 Ineffective control related to fraud risk assessment.    We concluded that the overall operating effectiveness of our fraud risk assessment did not operate as designed primarily due to delays in our financial closing process as described above.

 With the remediation of our financial closing process material weakness, we are now able to conclude that our fraud risk assessment is also operating effectively and we were able to remediate this material weakness.

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

 During the third quarter of the fiscal year ended June 30, 2007, we began the redesign of our gaming operations control structure to reconcile changes in periodic billings back to contract amounts, terms and conditions and to tie all units billed back to our fixed asset subsidiary ledger. We also enhanced our process of performing analytical reviews of fluctuations in periodic billings. As a result, as of June 30, 2007, we were able to conclude that our gaming operations revenue recognition process was operating effectively and that we were able to remediate this portion of our revenue recognition material weakness; however, we continue to have a material weakness in overall revenue recognition as described above.

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

 During the fourth quarter of the fiscal year ended June 30, 2007 we completed the enhancement of our control structure over safeguarding inventory and determining allowances for obsolete inventory; however, we continue to have a material weakness over the existence and valuation of inventory as described above.

 Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on management's assessment of our internal control over financial reporting for the fiscal year ended June 30, 2007 which is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bally Technologies, Inc.
Las Vegas, Nevada

 We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Bally Technologies, Inc. and Subsidiaries (the "Company") did not maintain effective internal control over financial reporting as of June 30, 2007, because of the effect of the material weaknesses identified in management's assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

 We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

 A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

 A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

 Inadequate and ineffective control related to revenue recognition.    The Company did not maintain appropriate internal controls related to the recognition of revenue for the sale of games, systems and parts. The Company's controls were not adequate to capture and analyze the terms and conditions of all contracts and agreements to ensure the proper recording of revenue related to game and system sales. The internal controls include those related to the systematic tracking of contract terms and amendments. Game and system sales are accounted for in accordance with American Institute of Certified Public Accountants Statement of Position No. 97-2, Software Revenue Recognition, which includes complex revenue recognition criteria that were not always adequately evaluated. The review process is manual and the resources dedicated to the process are not adequate to address all of the accounting considerations on a timely basis given the increased volume of business.

 For parts sales, the Company's internal controls did not ensure that the terms of the shipments and sales were captured and accounted for in accordance with the terms of the sale agreements, contracts, or shipping documents.

 These weaknesses were the result of a material deficiency in the design of internal controls over financial reporting and resulted in material adjustments to the consolidated financial statements for the fiscal year ended June 30, 2007.

 Ineffective control related to the existence and valuation of inventory.    The Company did not maintain appropriate and or effective controls related to the existence and valuation of inventory. As a result, the Company identified several deficiencies including: (i) adjustments to its raw materials balance resulting from ineffective periodic counting procedures; (ii) parts issued to and restocked from work orders which were not always properly recorded in raw materials or the related open work order bill of materials; (iii) differences between the general ledger and perpetual inventory, which lacked the appropriate level of documentation for timely review and analysis; (iv) the inaccurate recording of parts shipments to outer warehouses; (v) inadequate control over transaction processing; and (vi) lack of effective change management for modifications made to the inventory system and processes.

 This weakness was the result of a material deficiency in the operation of internal controls over financial reporting and resulted in material adjustments to the consolidated financial statements for the fiscal year ended June 30, 2007.

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

 In addition, the lack of sufficient qualified personnel contributed to the other material weaknesses described above.

 These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended June 30, 2007 of the Company and this report does not affect our report on such consolidated financial statements.

 In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

 We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2007 of the Company and our report dated November 2, 2007 expressed an unqualified opinion, and includes an explanatory paragraph related to the adoption of SFAS No. 123(R), Share Based Payment, on those consolidated financial statements and, as discussed in Note 2 to the consolidated financial statements, the consolidated statements of operations and statements of cash flows for the years ended June 30, 2006 and 2005 and the geographic information for the years ended June 30, 2006 and 2005 in Note 20 to the consolidated financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
November 2, 2007

ITEM 9B.    OTHER INFORMATION

 Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 The information required by Items 10, 11, 12, 13 and 14 of this Part III will be filed with the SEC by amendment to this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

 The information required by Items 10, 11, 12, 13 and 14 of this Part III will be filed with the SEC by amendment to this Annual Report on Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 The information required by Items 10, 11, 12, 13 and 14 of this Part III will be filed with the SEC by amendment to this Annual Report on Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 The information required by Items 10, 11, 12, 13 and 14 of this Part III will be filed with the SEC by amendment to this Annual Report on Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

 The information required by Items 10, 11, 12, 13 and 14 of this Part III will be filed with the SEC by amendment to this Annual Report on Form 10-K.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 Documents filed as part of this Annual Report on Form 10-K:

1.
Financial Statements:

•
Report of Independent Registered Public Accounting Firm

•
Consolidated Balance Sheets as of June 30, 2007 and 2006

•
Consolidated Statements of Operations for the Years Ended June 30, 2007, 2006 (restated) and 2005 (restated)

•
Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2007, 2006 and 2005

•
Consolidated Statements of Cash Flows for the Years Ended June 30, 2007, 2006 (restated) and 2005 (restated)

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
3.2
Amendment to Amended and Restated Articles of Incorporation dated March 13, 2006, filed on March 15, 2007 as Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2006, of Bally Technologies, Inc., and incorporated herein by reference.
3.3
Bylaws of Alliance Gaming Corporation, filed as Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005, of Alliance Gaming Corporation, and incorporated herein by reference.
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
10.11*
Restricted Stock Agreement by and between Alliance Gaming Corporation and Richard Haddrill, dated as of December 22, 2004, filed as Exhibit 10.9 the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.
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

10.14*
Amendment Number Two to the Company's Long Term Incentive Plan, effective as of March 6, 2006, filed on May 9, 2006 as Exhibit 10.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.
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
10.39
Separation Agreement by and between the Company and Mark Lipparelli, dated March 8, 2007, filed on March 27, 2007 as Exhibit 10.1 to the Current Report on Form 8-K of Bally Technologies, Inc. and incorporated herein by reference.
10.40#	Stock Purchase Agreement by and among Robert Luciano and Bally Technologies, Inc. date September 10, 2007.
21#	Subsidiaries of the Registrant
23.1#	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1#	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).
31.2#	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).
32.1#	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2#	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*
Denotes management contract or compensatory plan or arrangement.

#
Filed herewith.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLY TECHNOLOGIES, INC. DATED: November 2, 2007
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

Name	Title	Date

/s/ RICHARD M. HADDRILL Richard M. Haddrill	Chief Executive Officer (Principal Executive Officer), and Director	November 2, 2007
/s/ ROBERT C. CALLER Robert C. Caller	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 2, 2007
/s/ JACQUES ANDRÉ Jacques André	Director	November 2, 2007
/s/ ROBERT L. GUIDO Robert L. Guido	Director	November 2, 2007
/s/ DAVID ROBBINS David Robbins	Director and Chairman of the Board	November 2, 2007
/s/ KEVIN VERNER Kevin Verner	Director	November 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bally Technologies, Inc.:
Las Vegas, Nevada

 We have audited the accompanying consolidated balance sheets of Bally Technologies, Inc. and Subsidiaries (the "Company") as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bally Technologies, Inc. and Subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

 As discussed in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on July 1, 2005.

 As discussed in Note 2, the accompanying consolidated statements of operations and statements of cash flows for the years ended June 30, 2006 and 2005 and the geographic information for the years ended June 30, 2006 and 2005 in Note 20 have been restated.

 We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 2, 2007, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an adverse opinion on the effectiveness of the Company's internal control over financial reporting because of material weaknesses.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
November 2, 2007

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2007 AND 2006

	2007	2006
	(in 000s, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$40,842	$16,425
Restricted cash	17,201	14,484
Accounts and notes receivable, net of allowances for doubtful accounts of $8,481 and $8,073	172,060	135,497
Inventories	81,151	69,995
Income taxes receivable	—	266
Deferred tax assets, net	59,486	51,374
Deferred cost of revenue	36,744	23,044
Other current assets	14,399	18,269

Total current assets	421,883	329,354

Restricted long-term investments	10,455	8,984
Long-term receivables	9,840	6,436
Property, plant and equipment, net of accumulated depreciation of $46,320 and $49,756	75,623	68,464
Leased gaming equipment, net of accumulated depreciation of $73,396 and $64,160	67,965	43,408
Goodwill	161,708	161,303
Intangible assets, net of accumulated amortization of $24,543 and $23,963	24,401	27,656
Deferred tax assets, net	18,457	20,048
Long-term deferred cost of revenue	28,376	14,659
Other assets, net	6,187	7,569

Total assets	$824,895	$687,881

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$44,045	$39,622
Accrued liabilities	56,427	58,791
Customer deposits	23,489	27,340
Jackpot liabilities	13,414	13,139
Deferred revenue	94,347	47,081
Income taxes payable	12,945	—
Current maturities of long-term debt and capital leases, including $2,381 and $6,600 owed to related parties	12,271	12,864

Total current liabilities	256,938	198,837

Long-term debt and capital leases, net of current maturities, including $7,600 and $7,600 owed to related parties	321,583	315,482
Long-term deferred revenue	36,651	18,370
Other liabilities	9,321	10,430

Total liabilities	624,493	543,119

Minority interest	948	684

Commitments and contingencies (Note 19)
Stockholders' equity:
Special stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 115 shares issued and outstanding	12	12
Common stock, $.10 par value; 100,000,000 shares authorized; 54,612,000 and 52,880,000 shares issued and 54,025,000 and 52,354,000 shares outstanding	5,455	5,283
Treasury stock at cost, 587,000 and 526,000 shares	(1,894)	(665)
Additional paid-in capital	253,809	219,472
Accumulated other comprehensive income	1,119	1,351
Accumulated deficit	(59,047)	(81,375)

Total stockholders' equity	199,454	144,078

Total liabilities and stockholders' equity	$824,895	$687,881

See accompanying notes to consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE YEARS ENDED JUNE 30, 2007

	2007	2006	2005
		(As restated, See Note 2)	(As restated, See Note 2)
	(in 000s, except per share amounts)
Revenues:
Gaming equipment and systems	$458,231	$345,625	$296,955
Gaming operations	176,412	147,029	130,983
Casino operations	47,675	48,993	46,845

	682,318	541,647	474,783

Costs and expenses:
Cost of gaming equipment and systems(1)	244,040	215,592	179,813
Cost of gaming operations	71,838	81,442	65,918
Direct cost of casino operations	18,046	18,502	18,727
Selling, general and administrative	207,103	184,640	143,899
Research and development costs	51,912	45,087	43,366
Restructuring charges	—	—	3,654
Impairment charges	—	15,581	3,599
Depreciation and amortization	22,376	24,301	20,258

	615,315	585,145	479,234

Operating income (loss)	67,003	(43,498)	(4,451)
Other income (expense):
Interest income	2,957	3,454	3,401
Interest expense	(33,541)	(27,509)	(18,321)
Loss on extinguishment of debt	—	—	(564)
Other, net	1,687	253	565

Income (loss) from continuing operations before income taxes and minority interest	38,106	(67,300)	(19,370)
Income tax benefit (expense)	(10,975)	24,012	5,192
Minority interest	(4,803)	(3,907)	(3,731)

Income (loss) from continuing operations	22,328	(47,195)	(17,909)
Income (loss) from discontinued operations, net of income taxes	—	1,124	(4,654)

Net income (loss)	$22,328	$(46,071)	$(22,563)

Basic earnings (loss) per share:
Continuing operations	$0.42	$(0.90)	$(0.35)
Discontinued operations	—	0.02	(0.09)

Total	$0.42	$(0.88)	$(0.44)

Diluted earnings (loss) per share:
Continuing operations	$0.40	$(0.90)	$(0.35)
Discontinued operations	—	0.02	(0.09)

Total	$0.40	$(0.88)	$(0.44)

Weighted average shares outstanding:
Basic	53,190	52,174	51,114

Diluted	55,543	52,174	51,114

(1)
Cost of gaming equipment and systems exclude amortization related to certain intangibles including core technology and license rights, which are included in depreciation and amortization.

See accompanying notes to consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS
OF STOCKHOLDERS' EQUITY

FOR THE THREE YEARS ENDED JUNE 30, 2007

	Common Stock						Accumulated Other Comprehensive Income (loss)
			Series E Special Stock	Treasury Stock	Deferred Compensation	Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Dollars
	(in 000s)
Balances at June 30, 2004	51,426	5,145	12	(501)	(6,500)	194,040	1,524	(12,741)	180,979

Net loss	—	—	—	—	—	—	—	(22,563)	(22,563)
Foreign currency translation adjustment	—	—	—	—	—	—	(305)	—	(305)

Total comprehensive loss	—	—	—	—	—	—	—	—	(22,868)
Restricted stock units issued	—	—	—	—	(2,314)	2,314	—	—	—
Restricted stock amortization	—	—	—	—	2,125	—	—	—	2,125
Repurchase of shares for treasury	—	—	—	(164)	—	—	—	—	(164)
Shares issued upon exercise of stock options	199	21	—	—	—	1,097	—	—	1,118
Shares issued upon the partial retirement of subordinated note	1,024	102	—	—	—	14,209	—	—	14,311
Tax benefit of employee stock option exercises	—	—	—	—	—	522	—	—	522

Balances at June 30, 2005	52,649	5,268	12	(665)	(6,689)	212,182	1,219	(35,304)	176,023

Net loss	—	—	—	—	—	—	—	(46,071)	(46,071)
Foreign currency translation adjustment	—	—	—	—	—	—	132	—	132

Total comprehensive loss	—	—	—	—	—	—	—	—	(45,939)
Deferred compensation	—	—	—	—	6,689	(6,689)	—	—	—
Restricted stock issued	93	1	—	—	—	(1)	—	—	—
Share-based compensation	—	—	—	—	—	12,919	—	—	12,919
Shares issued upon exercise of stock options	138	14	—	—	—	1,061	—	—	1,075

Balances at June 30, 2006	52,880	$5,283	$12	$(665)	$—	$219,472	$1,351	$(81,375)	$144,078

Net income	—	—	—	—	—	—	—	22,328	22,328
Foreign currency translation adjustment	—	—	—	—	—	—	(232)	—	(232)

Total comprehensive income	—	—	—	—	—	—	—	—	22,096
Restricted stock issued	143	14	—	—	—	(14)	—	—	—
Receipt of stock from exercise of stock options	—	—	—	(1,229)	—	1,229	—	—	—
Share-based compensation		—	—	—	—	15,070	—	—	15,070
Shares issued upon exercise of stock options	1,589	158	—	—	—	15,369	—	—	15,527
Tax benefit of employee stock option exercises	—	—	—	—	—	2,683	—	—	2,683

Balances at June 30, 2007	54,612	$5,455	$12	$(1,894)	$—	$253,809	$1,119	$(59,047)	$199,454

See accompanying notes to consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE YEARS ENDED JUNE 30, 2007

	2007	2006	2005
		(As restated, See Note 2)	(As restated, See Note 2)
	(in 000s)
Cash flows from operating activities:
Net income (loss)	$22,328	$(46,071)	$(22,563)
Income (loss) from discontinued operations	—	(1,124)	4,654
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	59,528	67,162	47,750
Share-based compensation	15,070	12,919	2,125
Tax benefit of stock option exercises	122	—	522
Excess tax benefit of stock option exercises	(2,561)	—	—
Loss on extinguishment of debt	—	—	564
Deferred income tax (benefit) expense	(6,520)	(23,990)	(6,075)
Provision for doubtful accounts	1,692	1,483	5,134
Operating activities of discontinued operations	—	1,124	(4,172)
Inventory and other asset write-downs	10,491	33,916	30,015
Other	7,065	5,234	4,825
Change in operating assets and liabilities:
Accounts and notes receivable	(42,588)	(38,658)	32,754
Inventories	(92,354)	(53,664)	(51,985)
Other current assets	(3,347)	(426)	1,133
Purchase of appeal bond	—	—	(7,361)
Accounts payable	3,673	1,337	(876)
Accrued liabilities and jackpot liabilities	14,717	45,178	(21,199)
Deferred revenue	38,130	5,063	(1,312)

Net cash provided by operating activities	25,446	9,483	13,933

Cash flows from investing activities:
Capital expenditures	(20,330)	(15,578)	(14,814)
Settlement of acquisition related contingency	—	—	(12,000)
Restricted cash and investments	(2,529)	(895)	116
Additions to other long-term assets	(4,186)	(1,198)	(2,157)
Proceeds from sale of net assets discontinued operations	—	—	1,911

Net cash used in investing activities	(27,045)	(17,671)	(26,944)

Cash flows from financing activities:
Proceeds from revolving credit facility	15,000	—	—
Payments on revolving credit facility	(15,000)	—	(70,000)
Reduction of long-term debt	(14,551)	(9,661)	(6,336)
Proceeds from sale lease-back arrangements	22,303	—	—
Purchase of treasury shares	—	—	(164)
Excess tax benefit of stock option exercises	2,561	—	—
Proceeds from exercise of stock options and warrants	15,527	1,075	1,118
Capitalized debt issuance costs	—	—	(1,053)
Pay down of term loan due to sale of net assets of discontinued operations	—	—	(31,618)

Net cash provided by (used in) financing activities	25,840	(8,586)	(108,053)

Effect of exchange rate changes on cash	176	29	(24)

Cash and cash equivalents:
Increase (decrease) for year	24,417	(16,745)	(121,088)
Balance, beginning of year	16,425	33,170	154,258

Balance, end of year	$40,842	$16,425	$33,170

See accompanying notes to consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

 Bally Technologies, Inc. ("Bally" or the "Company"), a Nevada corporation, is a diversified, worldwide gaming company that designs, manufactures, distributes and operates gaming machines and computerized monitoring systems for gaming machines. In addition to selling its gaming devices, the Company also offers its customers a wide range of lease and rental options. The Company's primary technologies include gaming devices for land based, riverboat and Native American casinos, video lottery and central determination markets and specialized system based hardware and software products. The Company's specialized hardware and software products provide casinos with a wide range of marketing, data management, accounting, security and other software applications and tools to more effectively manage their operations. The Company also owns and operates a riverboat, dockside casino in Vicksburg, Mississippi.

Principles of presentation and consolidation

 The accompanying consolidated financial statements include the accounts of Bally Technologies, Inc., and its wholly owned and partially owned, controlled subsidiaries.

 The Company is the general partner of Rainbow Casino Vicksburg Partnership ("RCVP"), which operates the Rainbow Casino in Vicksburg, Mississippi. Pursuant to transactions consummated in March 1995, the Rainbow Corporation, which was the former general partner of RCVP, became a limited partner entitled to receive 10% of the net available cash flows of RCVP after debt service and other items, as defined in the limited partnership agreement, which increases to 20% of the incremental amount of annual revenues in excess of $35.0 million, payable quarterly through December 31, 2010. The Company holds the remaining economic interest in the partnership. The Company consolidates RCVP and records an adjustment to reflect the portion of the earnings of RCVP attributable to the minority shareholders.

 The Company also consolidates certain Atlantic City progressive trusts in accordance with Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46R, Consolidation of Variable Interest Entities ("VIE's") which addresses consolidation by a business enterprise of VIE's that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (2) hold a significant variable interest in, or have significant involvement with, an existing VIE. For the years ended June 30, 2007 and 2006, the Company consolidated $6.3 million and $4.7 million, respectively, in total assets and liabilities, primarily consisting of restricted cash and investments (included in other assets in the consolidated balance sheets) and related jackpot liabilities. The following revenues and costs were also consolidated:

	Year Ended June 30,
	2007	2006
	(in 000s)
Gaming operations revenue	$6,928	$8,561
Cost of gaming operations	$3,584	$6,023

 All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

 Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation, the most significant of which was to reclassify revenue and cost of gaming operations from revenue and cost of gaming equipment and systems in the consolidated statements of operations.

Cash and cash equivalents

 Cash equivalents consist of highly liquid debt instruments purchased with an original maturity of three months or less at the date of purchase and are carried at cost, which approximates market value. Cash and cash equivalents also include cash utilized in Casino Operations which is held in vaults, cages or change banks which totaled $3.7 million and $3.6 million at June 30, 2007 and 2006, respectively.

Restricted cash

 The Company maintains jackpot reserve accounts totaling approximately $17.2 million and $14.5 million at June 30, 2007 and 2006, respectively, to ensure availability of funds to pay wide-area progressive jackpot awards which are classified as restricted cash.

Accounts and Notes Receivable and Allowance for Doubtful Accounts

 Accounts and notes receivable are stated at face amounts less an allowance for doubtful accounts. Allowances for doubtful accounts are maintained at levels determined by the Company's management to adequately provide for collection losses. In determining estimated losses, the Company evaluates its receivables and establishes the allowance for doubtful accounts based on a combination of factors including, but not limited to, economic conditions, the activity in gaming markets, the financial condition of customers, changes in technology, specific customer collection experience and a history of write-offs and collections. The Company's receivables are considered past due if payments have not been received within agreed upon invoice terms. Interest income is recognized ratably over the life of notes receivable.

Inventories

 Inventories are stated at the lower of cost, determined on a first in, first out basis, or market value. Cost elements included in work-in-process and finished goods include raw materials, freight, direct labor and manufacturing overhead. Inventories consist of the following:

	June 30,
	2007	2006
	(in 000s)
Raw materials	$58,473	$40,412
Work-in-process	639	7,696
Finished goods	22,039	21,887

Total	$81,151	$69,995

 We review inventory quantities regularly and record charges for both obsolete products and products that have become impaired for a variety of reasons, including changes in technology, customer preferences and product demand. Additional valuation charges could occur in the future as result of these factors.

 The Company recorded inventory and other asset write-downs totaling approximately $10.5 million, $14.2 million and $21.9 million during the years ended June 30, 2007, 2006 and 2005, respectively. These charges are classified in cost of gaming equipment and systems in the consolidated statements of operations (see Note 18).

Other current assets

 Other current assets contains prepaid and deferred royalties which consist mainly of royalty and license fees paid for the use of third party trade names, celebrity likenesses, content, and other intellectual property rights. Royalties are expensed to cost of gaming equipment and systems over the estimated period of expected consumption based on forecasted sales and placement schedules ranging from one to five years. If a pattern cannot be reliably determined, such costs are expensed using the straight-line method over the contract life.

Restricted long-term investments

 The Company purchases U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive annual or weekly installment payments. These securities are held to maturity and recorded at cost plus interest accretion to date in accordance with FASB Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Such securities are included in restricted long-term investments in the consolidated balance sheets, and totaled $10.5 million and $9.0 million as of June 30, 2007 and 2006, respectively.

Property, plant and equipment and leased gaming equipment

 Property, plant and equipment is stated at cost and depreciated over the estimated useful lives or lease terms, whichever is less, using the straight line method as follows: buildings and improvements, 28 to 40 years; gaming equipment, 4 to 7 years; furniture, fixtures and equipment, 3 to 7 years; and leasehold improvements, 5 to 10 years. Leased gaming equipment is stated at cost and depreciated over the estimated useful lives ranging from 2 to 3 1/2 years. Equipment under capital leases is recorded at the lower of the present value of the minimum lease payments or the fair value of the assets.

 Based on historical data indicating a compression in the length of time certain leased gaming equipment deployed, the Company re-evaluated the useful lives of the leased gaming equipment during the fiscal quarter ended December 31, 2005, and reduced the remaining depreciable lives for certain of its games to two years and reduced the salvage values to zero. This change in estimate was recorded prospectively, resulting in an acceleration of $15.4 million in depreciation expense during the year ended June 30, 2006.

 Property, plant and equipment and leased gaming equipment consist of the following:

	June 30,
	2007	2006
	(in 000s)
Land and land improvements	$19,704	$19,476
Buildings and leasehold improvements	43,161	39,151
Gaming equipment	30,611	31,263
Furniture, fixtures and equipment	28,467	28,330
Less accumulated depreciation	(46,320)	(49,756)

Property, plant and equipment, net	$75,623	$68,464

Leased gaming equipment	$133,013	$107,568
Leased gaming equipment under capital lease	8,348	—
Less accumulated depreciation	(73,396)	(64,160)

Leased gaming equipment, net	$67,965	$43,408

Depreciation and Amortization Expense

 For the years ended June 30, 2007, 2006 and 2005, depreciation and amortization expense totaled $59.5 million, $67.2 million and $47.8 million, respectively. Of these amounts, $37.2 million, $41.7 million and $27.3 million of depreciation and amortization expense were included in cost of gaming operations in the consolidated statements of operations. Depreciation expense from leased gaming equipment under capital lease totaled $1.9 million for the year ended June 30, 2007.

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

Jackpot Liabilities and Expenses

 The Company recognizes jackpot expense and a liability for jackpots incurred but not yet won based on the estimated cost to fund such jackpots in the future. Jackpots are payable either in weekly or annual installments over 20 years, or immediately in the case of instant win progressive jackpots. Winners may elect to receive a single payment for the present value of a jackpot discounted at applicable interest rates in lieu of annual installments. Interest rates used in the single payment calculation vary by jurisdiction and are impacted by market forces and other economic conditions.

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

Revenue recognition

 The Company derives revenues from the following sources:

•	Gaming Equipment	—	Sale of gaming devices;
•	Gaming Operations	—	Operation of wide-area progressive systems and the lease and rental of gaming machines;
•	Systems	—	Sales of computerized monitoring systems and related recurring hardware and software maintenance revenue; and
•	Casino Operations	—	Operation of the Rainbow Casino.

 Gaming and systems revenue is recognized in accordance with the provisions of American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, as amended, and is recognized when all of the following have been satisfied:

  •
  Persuasive evidence of an arrangement exists;

  •
  Delivery has occurred;

  •
  The price to the buyer is fixed or determinable; and

  •
  Collectibility is probable.

 The Company sells gaming machines and computerized monitoring systems either through normal credit terms of 120 days or less, or may grant extended credit terms of up to five years under contracts of sale secured by the related equipment, with interest recognized at market rates. The Company performs a review of contracts, with extended payment terms in excess of six months, to determine if there is sufficient history to conclude that the Company has a history of collecting under the original payment terms. The Company has concluded that sufficient history exists to deem collectibility probable for extended payment term contracts of 24 months or less. Accordingly, revenue is recorded in accordance with the terms of sale for contracts with terms of 24 months or less, or as cash is received for contracts with payment terms in excess of 24 months. Games placed with customers on a trial basis are not recognized as revenue until the trial period ends, or the customer accepts the games and collectibility is deemed probable.

 The Company also sells gaming devices under arrangements in which there are multiple elements, as that term is defined in SOP No. 97-2. Contracts may contain multiple elements such as a combination of gaming devices, central site monitoring equipment, systems software, license fees and training. The Company allocates revenue to each element based upon its fair value as determined by "vendor specific objective evidence." Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services, when sold separately. In addition, software license updates and product support services are measured by the renewal rate offered to the customer.

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

 The majority of the Company's software license arrangements are non-perpetual and include software license updates and product support which are recognized ratably over the term of the arrangement, which is typically one year. Software license updates provide customers with rights to unspecified software product upgrades, maintenance and patches released during the term of the support period. Substantially all of the Company's customers purchase both software and hardware maintenance and product support when they purchase a system and renew these maintenance agreements annually. Revenue from multi-year licensing arrangements are accounted for as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably generally over one year.

 The gaming operation division earns recurring revenue that consists of the operation of wide-area progressive jackpot systems and from gaming machines and the related systems placed in casinos on a daily fee or rental basis. Revenue from these sources is recognized based on the contractual terms of the participation or rental agreements and is generally based on a share of money wagered, a share of the net winnings, or on a fixed daily rental rate basis.

 In accordance with industry practice, gaming revenues in our casino operations are recognized as the net win from gaming machine operations, which is the difference between currency deposited into the machines and the payouts made to the players, less any coupons or other promotional allowances, if applicable.

Promotional allowances

 The Company accounts for promotional allowances and other cash based incentives in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-22, Accounting for 'Points' and certain other Time-Based or Volume-Based Sales Incentive Offers, and Offers For Free Products or Service to be Delivered in the Future. EITF Issue No. 00-22 requires that sales incentives such as cash rewards provided to player club members be recorded as a reduction of revenue rather than as an operating expense.

Advertising costs

 The Company expenses advertising costs as incurred, which totaled $6.6 million, $6.7 million and $6.5 million for the years ended June 30, 2007, 2006 and 2005, respectively.

Warranty expense

 Gaming devices are typically sold with a 90-day parts and labor warranty. Warranty expense is calculated using historical statistical data, and totaled $2.7 million, $3.0 million and $1.0 million for the years ended June 30, 2007, 2006 and 2005, respectively.

 The activity in the accrued warranty account, which is included in accrued liabilities on the balance sheet, is as follows:

	June 30,
	2007	2006
	(in 000s)
Balance at beginning of year	$1,453	$489
Warranty costs incurred	(2,218)	(1,645)
Accrual for new warranties issued	2,121	2,609

Balance at end of year	$1,356	$1,453

Research and development

 Research and development costs are charged to expense as incurred.

Deferred Revenue

 Deferred revenue consists of amounts collected or billed in excess of recognizable revenue.

Foreign currency translation

 The functional currency of the Company's foreign subsidiaries is their local currency. Assets and liabilities of foreign operations are translated into U.S. dollars at the rate of exchange at the end of the period, and the income and expense accounts are translated at the average rate of exchange for the period. Translation adjustments are reflected as a separate component of stockholders' equity. Gains and losses on foreign currency transactions are included in the accompanying condensed consolidated statements of operations.

Fair value of financial instruments

 The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts reflected in the accompanying consolidated balance sheets for cash equivalents, accounts and notes receivable, investment to fund jackpot liabilities, accounts payable, jackpot liabilities and variable rate long-term debt approximate their respective fair values.

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

Share-based compensation

 The Company adopted the provisions of SFAS No. 123R, Share-Based Payment, which established accounting for equity instruments exchanged for employee services on July 1, 2005. SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, Share-Based Payment, which provided interpretive guidance on SFAS No. 123R valuation methods, assumptions used in valuation models, and the interaction of SFAS No. 123R with existing SEC guidance. SAB No. 107 also requires the classification of share-based compensation expense in the same financial statement line as cash compensation, and therefore, impacted the Company's cost of gaming equipment and systems, casino operations (and related gross profits and margins), research and development costs, and selling, general and administrative expenses. The Company implemented SFAS No. 123R using the modified-prospective method and accordingly, financial statement amounts for the prior period presented have not been restated to reflect the fair value method of expensing share-based compensation.

 Additionally, SFAS No. 123R requires the excess tax benefit from stock-option exercises—tax deductions in excess of compensation cost recognized—to be classified as a financing activity. Previously, all tax benefits from stock option exercises were classified as operating activities. The Company has evaluated the provisions of SFAS No. 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, and has elected the alternative method for establishing the Additional Paid-In Capital ("APIC") pool. See Note 12 for further information on share-based compensation.

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

 In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. The provisions of SAB No. 108 were effective beginning with the Company's fiscal year ending June 30, 2007.

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

2.     RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

 Subsequent to the issuance of the Company's consolidated financial statements for the year ended June 30, 2006 and in connection with the year-end closing process for fiscal 2007, the Company determined that certain adjustments were required to be made for corrections of errors in its previously issued consolidated financial statements for the years ended June 30, 2006 and 2005. These errors related to:

  •
  Certain expenses that had been reported in prior periods as selling, general and administrative expenses, depreciation and amortization expense and other expenses which should have been recorded either as cost of sales or as contra-revenue;

  •
  Certain promotional expenses, representing coupons redeemable for cash incentives, should have been presented as an offset against casino operations revenue in accordance with EITF Issue No. 00-22, Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future, and EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products);

  •
  Additions to certain leased gaming equipment previously reported as cash used in investing activities in its consolidated statements of cash flows for all periods prior to March 31, 2007 should have been presented as a change in inventory under cash used in operating activities; and

  •
  Certain sales sourced from the United States directly to foreign customers were included in revenue and operating income (loss) attributable to the United States geographic region and should have been classified as Europe or Other foreign based on the location of the customer. Specifically, revenue of $22.9 million and $12.1 million and operating income of $3.8 million and $2.2 million for the years ended June 30, 2006 and 2005, respectively, should not have been classified as being attributable to the United States geographic region. See Note 20.

 As a result of these and other immaterial errors, the Company's consolidated statements of operations and statements of cash flows for the years ended June 30, 2006 and 2005 have been restated from the amounts previously reported. The restatement had no effect on the consolidated balance sheets, the statements of stockholders' equity or reported net income (loss) for any period.

 The following is a summary of the effect of the restatement on the accompanying consolidated financial statements.

	Year Ended June 30, 2006				Year Ended June 30, 2005
	As Previously Reported	Reclassification(1)	Adjustments	As Restated	As Previously Reported	Reclassification(1)	Adjustments	As Restated
	(in 000s)
Statement of Operations
Revenue:
Gaming equipment and systems	$494,498	(147,029)	$(1,844)	$345,625	$431,070	$(130,983)	$(3,132)	$296,955
Gaming operations	—	147,029	—	147,029	—	130,983	—	130,983
Casino operations	52,646	—	(3,653)	48,993	52,037	—	(5,192)	46,845

Total revenue	547,144	—	(5,497)	541,647	483,107	—	(8,324)	474,783
Cost of gaming equipment and systems(2)	291,948	(81,442)	5,086	215,592	241,486	(65,918)	4,245	179,813
Cost of gaming operations	—	81,442	—	81,442	—	65,918	—	65,918
Direct cost of casino operations	18,502	—	—	18,502	18,727	—	—	18,727
Selling, general and administrative expense	193,756	—	(9,116)	184,640	156,275	—	(12,376)	143,899
Research and development costs	45,087	—	—	45,087	43,366	—	—	43,366
Restructuring charges	—	—	—	—	3,654	—	—	3,654
Impairment charges	15,581	—	—	15,581	3,599	—	—	3,599
Depreciation and amortization	25,444	—	(1,143)	24,301	20,451	—	(193)	20,258

Total costs and expenses	590,318	—	(5,173)	585,145	487,558	—	(8,324)	479,234
Operating loss	(43,174)	—	(324)	(43,498)	(4,451)	—	—	(4,451)
Interest income	3,454	—	—	3,454	3,401	—	—	3,401
Interest expense	(27,509)	—	—	(27,509)	(18,321)	—	—	(18,321)
Loss on extinguishment of debt	—	—	—	—	(564)	—	—	(564)
Other income (expense), net	(71)	—	324	253	565	—	—	565

Loss from continuing operations before income taxes and minority interest	$(67,300)	$—	$—	$(67,300)	$(19,370)	$—	$—	$(19,370)

(1)
As discussed in Note 1.

(2)
Cost of gaming equipment and systems exclude amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

	Year Ended June 30, 2006			Year Ended June 30, 2005
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(in 000s, except per share data)
Statement of Cash Flows
Other adjustments to reconcile net loss to net cash provided by operating activities	$1,647	$3,587	$5,234	$3,323	$1,502	$4,825
Change in inventories	(7,017)	(46,647)	(53,664)	(12,278)	(39,707)	(51,985)
Cash flows from operating activities	52,543	(43,060)	9,483	52,138	(38,205)	13,933
Capital expenditures	(13,961)	(1,617)	(15,578)	(12,430)	(2,384)	(14,814)
Additions to leased gaming equipment	(44,677)	44,677	—	(40,589)	40,589	—
Cash flows from investing activities	(60,731)	43,060	(17,671)	(65,149)	38,205	(26,944)

3.     EARNINGS (LOSS) PER SHARE

 The Company calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings (loss) per share is computed by dividing reported earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share reflect the additional dilution from all potentially dilutive securities such as stock options, restricted stock and warrants.

 The following computation of basic and diluted earnings (loss) per share from continuing operations and discontinued operations applicable to the Company's common stock is as follows:

	Year Ended June 30,
	2007	2006	2005
	(in 000s, except per share amounts)
Income (loss) from continuing operations	$22,328	$(47,195)	$(17,909)
Income (loss) from discontinued operations	—	1,124	(4,654)

Net income (loss)	$22,328	$(46,071)	$(22,563)

Weighted average common shares outstanding	53,190	52,174	51,114
Effect of dilutive securities	2,353	—	—

Weighted average common and dilutive shares outstanding	55,543	52,174	51,114

Earnings (loss) per basic share:
Income (loss) from continuing operations	$0.42	$(0.90)	$(0.35)
Income (loss) from discontinued operations	—	0.02	(0.09)

Net income (loss)	$0.42	$(0.88)	$(0.44)

Earnings (loss) per diluted share:
Income (loss) from continuing operations	$0.40	$(0.90)	$(0.35)
Income (loss) from discontinued operations	—	0.02	(0.09)

Net income (loss)	$0.40	$(0.88)	$(0.44)

 Certain securities were excluded from the diluted per share calculation because their inclusion would be anti-dilutive. For fiscal 2007, all options and warrants outstanding with an exercise price that exceeded the fair market value of the underlying stock have been excluded. For fiscal 2006 and 2005, all potentially dilutive securities were excluded from the calculation as the effect would have been anti-dilutive due to the net loss reported. Such securities consist of the following:

	Year Ended June 30,
	2007	2006	2005
	(in 000s)
Stock options	1,490	8,913	6,342
Warrants	100	100	100
Restricted stock	—	556	465

	1,590	9,569	6,907

 The Company also had certain related party debt outstanding which is convertible into common stock at the Company's discretion, the potential dilution from which has not been included in the diluted loss per share computation due to the reported net loss in fiscal 2006 and 2005. Assuming the conversion occurred on June 30, 2006 and 2005, an additional 0.7 million and 1.0 million shares of common stock, respectively, would have been outstanding as a result of the conversion. The effect of the convertible debt has been included in the diluted per share calculation for fiscal 2007.

4.     DISCONTINUED OPERATIONS

 On October 14, 2004, the Company completed the sale of its interest in Video Services, Inc. ("VSI") to Churchill Downs Incorporated. The net proceeds received totaled approximately $2.0 million, resulting in a gain of $0.8 million after tax, and is included in discontinued operations in the statement of operations in fiscal year 2005.

 In June 2004, we sold United Coin Machine Co. ("United Coin"), which comprised our Nevada route operations, to Century Gaming, Inc., a privately held route operator based in Montana. In September, 2004, a Federal District Court jury reached a verdict in a patent infringement case filed by Action Gaming, Inc. ("AGI") and International Game Technology, Inc. ("IGT"). The jury awarded AGI and IGT an aggregate of approximately $7.4 million in damages related to a single, optional feature offered in certain multi-hand poker games provided solely by United Coin.

 In March 2006, in a case involving United Coin, the U.S. Court of Appeals for the Ninth Circuit awarded United Coin approximately $1.1 million in damages, fees, and costs in a contract dispute with a customer. Under the terms of the 2004 sale of United Coin, the Company retained the right to continue to prosecute the case and to receive any judgment or other award. In May 2006, the customer paid a total of $1.7 million in satisfaction of the award.

 On June 30, 2003, the Company entered into a definitive agreement for the sale of Bally Wulff. Subsequent to the sale, the Company was notified by the buyer of a claim made against the Company pursuant to an indemnity provision contained in the sale agreement. During the year ended June 30, 2006, the Company paid claims totaling $2.0 million and recorded an accrual of $0.9 million for potential tax assessments related to the pre-sale period. Pursuant to the sale agreement, the Company was required to maintain a certificate of deposit as collateral for the tax claim discussed above which is included in other long-term assets, net. As of June 30, 2006, the amount of the deposit was approximately $1.2 million. For the year ended June 30, 2005, the Company reduced the deposit by approximately $0.5 million and recognized a reduction in tax expense related to discontinued operations. The remaining deposit of $1.5 million was returned to the Company in February 2007.

 All discontinued operations discussed above are presented net of applicable income taxes within income from discontinued operations in the accompanying consolidated statements of operations.

 Summary operating results for the discontinued operations for United Coin, Bally Wulff and VSI are as follows:

	Year Ended June 30,
	2006	2005
	(in 000s)
Net revenues	$—	$4,514
Operating income	—	358
Loss on litigation settlement, United Coin	—	(7,361)
Gain on litigation settlement, United Coin	1,729	—
Income tax expense (benefit)	605	(3,350)
Income (loss) from discontinued operations	1,124	(4,654)

5.     ACCOUNTS AND NOTES RECEIVABLE

 The Gaming Equipment and Systems business unit grants customers payment terms. These credit terms are for periods of 120 days to five years, with interest at prevailing rates, and are generally collateralized by the related equipment sold, although the value of such equipment, if repossessed, may be less than the receivable balance outstanding. Contracts with credit terms beyond 24 months are deferred and revenue is recognized as the payments are received.

 The following table represents the activity for each of the years ended June 30, 2007, 2006 and 2005 for each of the valuation reserve and allowance accounts:

	Balance at Beginning of Year	Additions	Net Write-offs/ (Recoveries)	Balance at End of Year
	(in 000s)
Allowance for doubtful accounts:
Year Ended June 30, 2007	$8,073	$1,692	$1,284	$8,481
Year Ended June 30, 2006	$10,340	$1,483	$3,750	$8,073
Year Ended June 30, 2005	$9,035	$5,134	$3,829	$10,340

6.     GOODWILL AND OTHER INTANGIBLE ASSETS

 In accordance with the Company's accounting policy, during the fiscal quarter ended June 30, 2006, the Company evaluated the carrying value of goodwill and intangible assets and determined that certain intangible assets were impaired and recorded an impairment charge of $15.6 million (see Note 17). No impairment charges were necessary for the year ended June 30, 2007.

Intangibles

 Intangible assets consist of the following:

		June 30, 2007			June 30, 2006
	Weighted Average Useful Life (Years)
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
				(dollars in 000s)
Computer software	3 - 9	$21,319	$(11,391)	$9,928	$27,067	$(14,634)	$12,433
License rights	3 - 5	1,995	(1,137)	858	1,836	(876)	960
Capitalized regulatory approval costs	3	563	(369)	194	4,095	(3,122)	973
Trademarks	5	2,203	(1,346)	857	2,203	(810)	1,393
Core technology	8	5,445	(2,269)	3,176	5,445	(1,588)	3,857
Contracts	10	10,043	(3,355)	6,688	10,045	(2,351)	7,694
Other intangibles	5 - 7	7,376	(4,676)	2,700	928	(582)	346

Total		$48,944	$(24,543)	$24,401	$51,619	$(23,963)	$27,656

 Amortization expense related to intangible assets totaled $7.1 million, $8.9 million and $8.6 million for the years ended June 30, 2007, 2006 and 2005, respectively. Computer software amortization expense totaled $3.6 million, $4.3 million and $3.7 million for the years ended June 30, 2007, 2006 and 2005, respectively.

 Future amortization of intangible assets is scheduled as follows:

Year Ended June 30,	(in 000s)
2008	$5,699
2009	5,007
2010	3,729
2011	2,993
2012	2,551
Thereafter	4,422

Total	$24,401

Goodwill

 The changes in the carrying amount of goodwill for the years ended June 30, 2007 and 2006 are as follows:

Total
(in 000s)
Balance as of June 30, 2005	$161,444

Adjustments to goodwill from prior year acquisition	(346)
Foreign currency translation adjustment	205

Balance as of June 30, 2006	$161,303

Foreign currency translation adjustment	405

Balance as of June 30, 2007	$161,708

 Adjustments to goodwill in fiscal 2006 relate primarily to certain acquisition-related deferred tax assets.

7.     OTHER CURRENT ASSETS

 Other current assets consist of the following:

	June 30,
	2007	2006
	(in 000s)
Prepaid expenses	$2,752	$2,072
Certificates of deposit	3,342	3,219
Other	8,305	12,978

Total other current assets	$14,399	$18,269

8.     ACCRUED AND JACKPOT LIABILITIES

 Accrued liabilities and jackpot liabilities consist of the following:

	June 30,
	2007	2006
	(in 000s)
Payroll and related costs	$15,478	$9,918
Interest	6,621	6,612
Professional and consulting fees	6,424	12,439
Regulatory approval costs	2,309	1,697
Royalties, rebates, direct mail coupons	6,780	5,853
Litigation accruals (see Note 19)	—	7,701
Severance accruals	1,357	198
Other	17,458	14,373

Subtotal	56,427	58,791
Jackpots accrued not yet awarded	13,414	13,139

Total accrued liabilities	$69,841	$71,930

 The Company recognizes a liability for the cost to fund jackpots in the future based on the present value of the meter reading. Winners may elect to receive a single lump sum payment or may opt to receive payments in equal installments over a specified period of time. The Company currently estimates that approximately 72% of winners will elect the single payment option.

 The Company funds jackpot installment payments through qualifying United States government or agency securities. The present value of the outstanding progressive jackpot liabilities is computed based upon the payment stream, discounted at the applicable discount rate.

9.     LONG-TERM DEBT AND CAPITAL LEASES

 Long-term debt consists of the following:

	June 30,
	2007	2006
	(in 000s)
Term loan facility	$307,882	$311,382
Capital lease obligations	15,944	—
Related party debt (see Note 11)	9,981	14,200
Other, generally unsecured	47	2,764

	333,854	328,346
Less current maturities	12,271	12,864

Long-term debt, less current maturities	$321,583	$315,482

 The Company's debt structure at June 30, 2007 consists primarily of a term loan facility and a $75.0 million revolving credit facility, which are limited by a current leverage ratio and debt owed to related parties. The term loan requires principal reductions of approximately 1% per annum paid quarterly, with a balloon payment due in September 2009. The revolving credit facility commitment reduces annually until it comes due in September 2008. As of June 30, 2007 and 2006, the term loan had an interest rate of 8.64% and 8.18%, respectively, based on LIBOR plus 3.25% and 3.50%, respectively, and the revolving credit facility had an interest rate of 7.86% and 7.43%, respectively, based on LIBOR plus 2.50% and 2.75%, respectively.

 The term loan and the revolving credit facility are collateralized by substantially all of the Company's domestic property and are guaranteed by each of the Company's domestic subsidiaries, other than the entity that holds the Company's interest in its Rainbow Casino operations, and are secured by a pledge agreement. The loan agreement governing the term loan and the revolving credit facility (the "Loan Agreement") contains a number of maintenance and other covenants that, among other things, restrict the ability of the Company and the ability of certain of its subsidiaries to dispose of assets, incur additional indebtedness or issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of the Company's subsidiaries, engage in mergers or acquisitions or certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities. The Company was in compliance with these covenants as of June 30, 2007.

 As of June 30, 2007, the Company was also in compliance with its financial covenants consisting of a leverage ratio, a fixed charges coverage ratio and a minimum of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") (as EBITDA is defined in the Loan Agreement). The leverage ratio is computed as total average debt outstanding during the quarter divided by the trailing 12 months EBITDA, excluding certain cash and non-cash charges. The Company's leverage ratio as of June 30, 2007 was 2.17 times versus a maximum allowable of 3.75 times. The maximum allowable leverage ratio declines to 3.50 as of September 30, 2007, through the remaining term of the Loan Agreement.

 As a result of the additional time required to complete the year end closing process for fiscal 2007, the Company failed to deliver to lenders its 2007 audited financial statements by September 28, 2007, and therefore, was not in compliance with certain debt covenants under the Loan Agreement. The Loan Agreement provides for a 25-business day grace period to cure the default which was cured by delivering its 2007 audited financial statements simultaneously with the filing of its 2007 Form-10K during the grace period.

 In October 2006, the Company executed an amendment to the Loan Agreement, which, among other things, (i) extended the due date for the delivery of the Company's audited financial statements for the fiscal year ended June 30, 2006 to December 31, 2006, (ii) provided that the Company deliver its quarterly reports on Form 10-Q for the fiscal quarters ended September 30, 2005, December 31, 2005 and March 31, 2006 no later than December 31, 2006, (iii) modified the definition of EBITDA to exclude up to $10.0 million of certain cash charges and (iv) clarified that the definition of EBITDA includes interest income on trade receivables. In exchange for the concessions granted under the amendment, the Company paid an administrative fee of $1.0 million which was expensed in fiscal 2007.

 In December 2006, the Company executed an additional amendment to the Loan Agreement, which extended the due date for the delivery of the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2006 and its audited financial statements for the fiscal year ended June 30, 2006 to March 15, 2007. In exchange for the concessions granted under the amendment, the Company paid an administrative fee of $1.2 million which was expensed in fiscal 2007.

 In March 2007, the Company executed an additional amendment to the Loan Agreement, which (i) increased the limit of all outstanding letters of credit from $20.0 million to $35.0 million, (ii) increased the limit of all indebtedness and contingent obligations with respect to performance bonds from $20.0 million to $35.0 million, and (iii) permitted liens on cash equivalents securing indebtedness. In exchange for the concessions granted under the amendment, the Company paid an administrative fee of $0.1 million, which was expensed during the year.

 As a result of the sale of United Coin and Rail City, approximately 50% of the net proceeds (as defined in the Loan Agreement) were used to reduce the term loan and revolver principal balances on a pro rata basis. Accordingly, during fiscal 2005, the Company used the sale proceeds to reduce the term loan by $31.6 million and used additional excess cash to reduce the balance of the revolver from $70.0 million to zero.

 In December 2004, the Company sought and received consents from a majority of the holders of its bank debt which allowed it to complete the buyout of the Sierra Design Group ("SDG") earn out (including the issuance of a $28.0 million note payable to former SDG shareowners), and to increase the maximum allowed leverage ratio to a maximum of 4.75 as of June 30, 2005, 4.50 as of September 30, 2005, 4.25 as of March 31, 2006, 4.00 as of September 30, 2006, 3.75 as of December 31, 2006 and 3.50 as of September 30, 2007 and through the remaining term of the Loan Agreement. The amendment also provided for a reduction in the revolving credit facility commitment to $75.0 million and an increase in the term loan interest rate to LIBOR plus 3.00%, which can be adjusted to LIBOR plus 3.75% based on certain credit rating and leverage ratio criteria. The fees incurred for the bank amendment totaled $1.0 million, and the Company recorded a charge of $0.6 million to write off a portion of the previously capitalized fees, which has been classified as a loss on extinguishment of debt.

 Capital lease obligations represent amounts owed under lease or sale-lease back transactions primarily related to equipment used in the Company's Gaming Equipment and Systems segment. Based on different installation dates over a four month period, three separate payment streams of thirty six equal installments were created with an aggregate monthly payment of approximately $655,000 at an average interest rate of 9.11%.

 The Company's related party debt, which totaled approximately $10.0 million as of June 30, 2007, consists primarily of the debt owed to the former principals of SDG and MindPlay LLC ("MindPlay"). See Note 11 below regarding related party debt.

Interest and Principal Repayments

 The following annual principal maturities of long-term debt, exclusive of capital leases (See Note 10), for each of the fiscal years ending subsequent to June 30, 2007, are as follows:

Year Ended June 30,	(in 000s)
2008	$5,929
2009	8,300
2010	303,681

Total	$317,910

10.   LEASES

 The Company leases certain office space, equipment, warehouse and repair facilities and other property locations under non-cancelable operating leases which are generally included in selling, general and administrative expenses. Operating rental expense is as follows:

	Year Ended June 30,
	2007	2006	2005
	(in 000s)
Equipment and office space leases	$5,264	$4,820	$6,257
Sublease rental income	(356)	(434)	—

	$4,908	$4,386	$6,257

 A schedule of future minimum lease payments under capital leases for each of the five fiscal years ending after June 30, 2007, together with the present value of the net minimum lease payments as of June 30, 2007, and future minimum rental payments required under noncancelable operating leases, follows:

Year Ended June 30,	Capital	Operating
	(in 000s)
2008	$7,478	$5,670
2009	7,858	4,223
2010	2,363	2,346
2011	—	1,557
2012	—	1,100
Thereafter	—	—

Total minimum payments	17,699	14,896

Amount representing interest	(1,755)

Present value of minimum lease payments	15,944
Current maturities	6,342

Long-term portion	$9,602

11.   RELATED PARTY TRANSACTIONS

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

LIBOR plus 2% to a fixed rate of 6%. The following table presents the outstanding related party debt and interest rates of the period referenced:

	As of June 30,
	2007		2006
	Interest Rate	Outstanding Debt	Interest Rate	Outstanding Debt
	(in 000s)
SDG	7.33%	$6,981	6.39%	$11,200
MindPlay	6.00%	3,000	6.00%	3,000

		9,981		14,200
Less current maturities		2,381		6,600

Related party debt, less current maturities		$7,600		$7,600

 The note payable to the former principals of SDG is payable in annual installments through 2009. At the Company's discretion, the principal and accrued interest thereon can be paid in cash, or can be converted into shares of the Company's common stock using the average stock price for the 20 business days prior to the delivery of such shares.

 In February 2004, the Company acquired substantially all of the assets and liabilities of MindPlay. The initial purchase price included, among other things, the issuance of a $4.0 million note payable. As provided for in the acquisition agreement, under certain circumstances, the Company may offset 50% of all damages (including reasonable attorneys' fees) up to the entire amount due under the promissory note in connection with an indemnification claim against the former shareholders of MindPlay related to the Company's patent lawsuit with Shuffle Master, Inc. ("Shuffle Master") and IGT which is described below in Note 19.

 Current period related party interest expense is summarized below:

	Year Ended June 30,
	2007	2006	2005
	(in 000s)
SDG	$668	$761	$624
MindPlay	230	273	241
Micro Clever Consulting	—	25	95

 Accrued related party interest totaled $0.6 million and $0.5 million as of June 30, 2007 and 2006, respectively.

 Maturities of related party debt, for each of the fiscal years ending subsequent to June 30, 2007, are as follows:

Year Ended June 30,	(in 000s)
2008	$2,381
2009	4,800
2010	2,800

Total	$9,981

 Pursuant to an advisory agreement with Kirkland Investment Corporation (100% owned by Joel Kirschbaum, a director of the Company at the time the agreement was operative, and therefore, a related-party) dated July 1, 2004, the Company agreed to pay Kirkland $600,000 annually for a period of 3.5 years for advisory and related services. In August 2006, the Company made its last payment under the advisory agreement as a result of Mr. Kirschbaum's death.

 The Company leases a warehouse and office facility from an entity owned by Mr. Robert Luciano, a former principal of SDG and the Company's Chief Technology Officer. Rental payments totaled $448,000, $421,000 and $412,000 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

12.   SHARE-BASED COMPENSATION

Share-Based Award Plans

 In December 2001, the Company's shareholders approved the 2001 Long-Term Incentive Plan (as amended, the "2001 Plan"). The 2001 Plan provides for the issuance of up to 10,550,000 shares of common stock to Company employees, directors and designated paid consultants of which up to 900,000 shares may be granted in the form of restricted stock or Restricted Stock Units ("RSUs"). Generally, options are granted at the fair value of the Company's common stock at the date of grant and are exercisable over five to ten years.

 In April 1997, the Company's shareholders approved the 1996 Long-Term Incentive Plan (the "1996 Plan"), which provides for the issuance of up to 3,428,000 shares of common stock to Company employees, directors and designated paid consultants. Generally, options are granted at the fair value of the Company's common stock at the date of grant and are exercisable over five to ten years. No options are available for grant under the 1996 Plan.

 In 1992, the Company created the 1991 Long Term Incentive Plan (the "1991 Plan") that, as amended, provides for the issuance of up to 3,428,000 shares of common stock to Company employees and directors. Generally, options are granted at the fair market value of the Company's Common Stock at the date of the grant and are exercisable over five to ten years. No options are available for grant under the 1991 Plan.

 The Company issues new shares for shares delivered under the 1991 Plan, the 1996 Plan and the 2001 Plan (collectively, the "Plans").

 On June 13, 2005, the Board of Directors of the Company approved the accelerated vesting of unvested stock options held by the Company's employees, officers and directors with an exercise price of $15.00 or higher. This accelerated vesting affected options for approximately 2.4 million shares of the Company's common stock. In order to prevent unintended personal benefits to individuals resulting from the accelerated vesting of options, the Company imposed sales restrictions on shares acquired upon exercise of these options that parallel the vesting requirements of the original options.

 The decision to accelerate vesting of these underwater stock options was made primarily to avoid recognizing approximately $17.9 million in compensation expense under SFAS No. 123R. Because the exercise price of the options subject to the accelerated vesting was above the market price of the stock on the date of acceleration, the Company determined that these options did not offer a sufficient incentive to employees when compared to the potential future compensation expense that the Company would incur under SFAS No. 123R with respect to these options.

 Current period stock option activity as of and for the year ended June 30, 2007 is summarized below:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)	(per share)	(years)	(in 000s)
Balance outstanding as of June 30, 2006	9,640	$14.61		$32,290
Granted	1,126	19.23		—
Exercised	(1,649)	10.93		—
Forfeited or expired	(938)	15.65		—

Balance outstanding as of June 30, 2007	8,179	$15.87	6.88	$86,328

Exercisable as of June 30, 2007	4,874	$16.65	5.87	$47,600

 Current period restricted stock and RSU activity as of and for the year ended June 30, 2007 is summarized below:

		Weighted Average
	Shares	Grant Date Fair Value
	(in 000s)	(per share)
Balance outstanding as of June 30, 2006	647	$15.51
Granted	122	18.98
Forfeited or expired	(8)	17.00

Balance outstanding as of June 30, 2007	761	$16.05

Vested as of June 30, 2007	420	$15.20

 The following is additional information about stock options, restricted stock and RSUs exercised, granted and vested during the periods:

	Year Ended June 30,
	2007	2006	2005
	(in 000s, except per share amounts)
Weighted average grant-date fair value per share:
Options granted	$11.15	$8.76	$7.49
Options vested	$8.10	$7.59	$8.49
Restricted stock and RSUs vested	$15.30	$15.28	$11.30
Total grant-date fair value of options vested	$9,744	$7,438	$30,923
Total grant-date fair value of restricted stock and RSUs vested	$3,159	$3,117	$113
Exercises under all share-based payment arrangements:
Total intrinsic value	$15,698	$1,138	$1,601
Cash received	$15,527	$1,075	$1,118
Tax benefit realized	$2,683	$1,133	$1,215

Shares Reserved

 The following shares are reserved for options issued and available for issue under the Company's stock plans (in 000s):

Stock options, restricted stock and RSU's issued and currently outstanding	8,940
Stock options available for future issuance	905
Warrants	100

Total	9,945

Share-Based Compensation

 The following table presents share-based compensation expense included in the Company's consolidated statements of operations:

	Year Ended June 30,
	2007	2006	2005
	(in 000s)
Selling, general and administrative	$13,261	$11,747	$2,125
Research and development	1,659	1,077	—
Cost of gaming and equipment	150	95	—

Share-based compensation expense before tax	15,070	12,919	2,125
Income tax benefit	5,275	4,522	510

Net share-based compensation expense	$9,795	$8,397	$1,615

 Included in share-based compensation expense in the consolidated statements of operations for the years ended June 30, 2007, 2006 and 2005 is restricted stock unit amortization of $3.9 million, $3.5 million and $2.1 million, respectively.

 As of June 30, 2007, there was $23.0 million of total unrecognized compensation expense related to the stock options that have not vested which will be recognized over the next four years.

 The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company's common stock over the option's expected term, the risk-free interest rate over the option's expected term, and the Company's expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's stock options granted. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

 The fair value of each option granted under all plans during the corresponding period was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30,
	2007	2006	2005
Weighted Average:
Expected option term (in years)	6.13	6.21	6.25
Expected volatility	56.28%	61.00%	62.00%
Risk-free interest rate	4.75%	4.13%	3.50%
Expected annual dividend yield	0%	0%	0%

 Expected option term was determined using the short-cut method for estimating expected option life. Expected volatility is based on historical market factors related to the Company's common stock. Risk-free interest rate is based on U.S. Treasury rates appropriate for the expected term.

 Prior to July 1, 2005, the Company accounted for share-based compensation to employees in accordance with APB Opinion No. 25, and accordingly, did not recognize compensation expense for employee share-based awards for the year ended June 30, 2005, as the exercise price of the Company's employee stock awards equaled the market price of the underlying stock on the date of grant. The Company previously followed the provisions of SFAS No. 123 through disclosure only. The following table illustrates the effects on net loss and loss per share for the year ended June 30, 2005, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based employee awards:

Year Ended June 30, 2005
(in 000s, except per share data)
Reported net loss	$(22,563)
Reported stock-based compensation, net of tax	1,615
Pro forma stock-based compensation, net of tax	(25,147)

Pro forma net loss	$(46,095)

Loss per share:
Basic—as reported	$(0.44)
Basic—pro forma	$(0.90)
Diluted—as reported	$(0.44)
Diluted—pro forma	$(0.90)

13.   STOCKHOLDERS' EQUITY, OPTIONS, WARRANTS AND RIGHTS

Warrants

 In February 2004, the Company completed the acquisition of substantially all of the assets of MindPlay. A portion of the consideration consisted of 100,000 stock purchase warrants with a strike price of $24.69, and a term of seven years. The warrants were valued at $886,000, and were included as part of the purchase price.

Share Repurchase Plan

 In January 1999, the Company's Board of Directors approved a share repurchase plan for up to 4.6 million shares of its common stock. Under the plan, subject to price and market conditions, purchases of shares can be made from time to time in the open market or in privately negotiated transactions using available cash. During the years ended June 30, 2007 and 2006, the Company repurchased no shares of common stock.

Stockholder Rights Plan

 In February 1998, the Company's Board of Directors adopted a Stockholder Rights Plan (the "Plan"). The Plan is designed to preserve the long-term value of the shareholders' investment in the Company. Pursuant to the Plan, each shareholder received a distribution of one right for each share of the Company's outstanding common stock of record on March 12, 1998. Each right expires on March 12, 2008, and entitles the holder to purchase one one-hundredth (1/100) of a share of a Series F Special Stock for $87.50. Initially the rights are represented by the Company's common stock certificates and are not exercisable. The rights become exercisable only after a person or group acquires beneficial ownership of 10% or more of the Company's common stock (or 15%, if the acquirer is an institutional investor) or publicly announces its intention to commence a tender offer that would result in that beneficial ownership level. Under certain circumstances involving a buyer's acquisition of 10% of the Company's common stock (or 15%, in the case of an institutional investor), all rights holders except the buyer will be entitled to purchase common stock at half price. If the Company is acquired through a merger, after such an acquisition, all rights holders, except the buyer, will be entitled to purchase stock in the buyer at half price. The Company may redeem the rights at $0.0035 at any time before a buyer acquires 10% (or 15%, in the case of an institutional investor) of the Company's common stock.

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

 To date, there have been four series of Special Stock authorized for issuance: the Initial Series, the Series B, the Series E and the Series F. In June 1996, the Company issued shares of Series E Special Stock to certain holders of the Company's 7 1/2% Convertible Subordinated Debentures (which were retired in 1996) who elected to receive such stock in lieu of receiving common stock. The holders of shares of Series E Special Stock have no voting rights except as required by law. A total of 115 shares of Series E Special Stock remain outstanding.

14.   INCOME TAXES

 Consolidated income(loss) before taxes for domestic and foreign operations is as follows:

	Year Ended June 30,
	2007	2006	2005
	(in 000s)
Domestic	$34,841	$(67,071)	$(14,524)
Foreign	3,265	(229)	(4,846)

Total	$38,106	$(67,300)	$(19,370)

 The components of the Company's income tax benefit (expense) from continuing operations are as follows:

	Year Ended June 30,
	2007	2006	2005
	(in 000s)
Current tax benefit (expense):
Federal	$(12,725)	$123	$(611)
Foreign	(1,864)	(647)	(999)
State	(3,202)	(59)	727

	(17,791)	(583)	(883)

Deferred tax benefit (expense):
Federal	5,172	23,508	5,965
Foreign	792	715	(229)
State	852	372	339

	6,816	24,595	6,075

Income tax benefit (expense) from continuing operations	$(10,975)	$24,012	$5,192

 A reconciliation of the Company's income tax provision as compared to the tax provision for continuing operations calculated by applying the statutory federal tax rate (35%) to the income (loss) from continuing operations before income taxes are as follows:

	Year Ended June 30,
	2007	2006	2005
	(in 000s)
Computed expected income tax benefit (expense) at 35%	$(13,337)	$23,555	$6,779
Partnership income attributable to minority interest	1,681	557	1,306
State income taxes, net of federal benefit	(1,263)	897	149
Foreign earnings subject to U.S. tax	(1,502)	(835)	(572)
Change in valuation allowance	840	(175)	(2,149)
Net increase in accrual for potential tax contingencies	(423)	—	(3,049)
Tax credits principally R&D	4,435	198	3,018
Extraterritorial income deduction	185	1,392	105
Other, net	(1,591)	(1,577)	(395)

	$(10,975)	$24,012	$5,192

 The major components of the deferred tax assets and liabilities are as follows:

	June 30,
	2007	2006
	(in 000s)
Deferred tax assets:
Net operating loss carryforwards	$4,615	$20,490
Capital loss carryforwards	8,999	8,990
Foreign tax credit carryforwards	—	410
Other tax credits	10,267	11,841
Deferred revenue, net of cost of goods sold	23,903	10,154
Inventory obsolescence reserves	3,382	5,326
Deferred compensation for tax purposes	2,391	4,730
Share-based compensation	9,086	5,031
Financing lease assets	3,267	1,808
Bad debt reserves	2,308	2,370
Intangible assets	—	5,645
Accruals not currently deductible for tax purposes	21,336	21,420
Other	352	1,652

Total gross deferred tax assets	89,906	99,867
Less: Valuation allowance	(10,539)	(11,350)

Deferred tax assets	$79,367	$88,517

Deferred tax liabilities:
Property and equipment	$1,158	$4,905
Intangible assets	158	9,001
Deferred lease revenue	108	61
Other	—	3,128

Total gross deferred tax liabilities	1,424	17,095

Net deferred tax assets	$77,943	$71,422

 The Company has not provided income taxes on approximately $3.9 million of undistributed earnings as of June 30, 2007 from certain foreign subsidiaries. The Company plans to invest the earnings in the foreign subsidiaries and therefore has not recorded a deferred tax liability associated with the undistributed earnings.

 The Company recorded $2.7 million as an increase to stockholder's equity for certain tax benefits from employee share-based compensation for the year ended June 30, 2007.

 At June 30, 2007, the Company had net operating loss carryforwards and general business credit carryforwards for U.S. federal income tax purposes of approximately $8.0 million and $6.7 million, respectively. The net operating loss and general business credit carryforwards expire in 2020 through 2022 and 2011 through 2027, respectively. The entire amount of the net operating loss carryforwards are subject to limitations under Section 382 of the Internal Revenue Code ("Section 382"). Section 382 limits the amount of carryforwards available per year for use against future taxable income. Based on the Company's projections of taxable income, the Company expects to utilize all of its recorded net operating loss carryforwards and general business credit carryforwards.

 The Company also has capital loss carryforwards of approximately $25.4 million which have been fully reserved by a valuation allowance. Capital losses can be carried forward five years and offset future taxable capital gains. The Company's capital loss carryforwards expire in 2008 through 2010.

 At June 30, 2007, the Company had Alternative Minimum Tax ("AMT") credit carryforwards of approximately $3.6 million. AMT credits are available to be carried forward indefinitely and may be utilized against regular U.S. corporate tax to the extent it does not exceed computed AMT calculations. The Company expects to utilize all of its AMT and credits.

 The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities. Accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5, Accounting for Contingencies. Although the Company believes there is appropriate support for the positions taken on the tax returns at June 30, 2007, a liability of $5.4 million has been recorded for the best estimate of the probable loss on certain of these positions.

15.   SUPPLEMENTAL CASH FLOW INFORMATION

 The following supplemental information is related to the consolidated statements of cash flows:

	Year Ended June 30,
	2007	2006	2005
	(in 000s)
Cash paid for interest	$33,089	$22,333	$17,509
Cash paid for income taxes	1,188	2,322	1,901
Non-cash investing and financing transactions:
Reclassify property, plant and equipment to inventory(1)	7,280	12,127	9,923
Transfer of inventory to leased gaming equipment(1)	66,278	45,941	39,087
Inventory in transit	114	1,563	—
Capital expenditure accruals	1,012	—	—
Assets acquired through sale lease-back transaction	11,681	—	—
Non-cash aspects of sale lease-back transaction	3,333	—	—
Capital leases	—	2,881	—
Consolidation of variable interest entities	1,645	(1,098)	6,044
Receipt of Company's common stock as consideration for employee stock option exercises	1,229	—	—
Value of restricted stock issued to employees	2,331	3,491	2,314
Value of restricted stock issued in partial satisfaction of subordinated debt and accrued interest	—	—	14,312
Notes payable issued in acquisitions	—	—	28,000
Deferred taxes/goodwill adjustments related to SDG acquisition	—	—	6,124

(1)
The Company has one process to procure raw materials for the assembly of both inventory and leased gaming equipment. The materials requisition planning process considers the number of devices the Company expects to build for sale and for use in its gaming operations division during a particular period, but it does not separately earmark purchases for leased gaming equipment. Without such an earmarking process, the Company is unable to determine whether the cash expended to construct leased gaming equipment during a particular period came from inventory on hand at the beginning of the period or was constructed from inventory procured during the period of deployment, thus requiring the expenditure of cash. As a result of the inability to separately identify the cash flows associated with the construction of leased gaming equipment, the Company has included all additions to leased gaming equipment as a change in inventory under cash used in operating activities in the consolidated statement of cash flows. In addition, cash generated from the sale of used gaming equipment classified as leased gaming equipment is also included in cash provided by operating activities in the consolidated statement of cash flows.

16.   RESTRUCTURING CHARGES

 During fiscal 2005, the Company undertook a review of its operations and reduced its workforce during the September 2004 quarter and the March 2005 quarter. The workforce reduction completed in the March 2005 quarter included a change in the Company's European distribution operations. As a result of these reductions in workforce, the Company incurred charges totaling $3.7 million for the year ended June 30, 2005, which is primarily related to the Gaming and Systems segment. The balance of the accrued liability for unpaid severance costs is as follows:

	2007	2006	2005
	(in 000s)
Beginning balance	$455	$1,290	$—
Additions to the accrual	—	—	3,654
Amounts paid	210	835	2.364

Ending balance	$245	$455	$1,290

17.   IMPAIRMENT CHARGES

 As a result of a change in the Company's branding strategy and a review of its overall operations during the year ended June 30, 2006, the Company determined that certain of its acquired intangible assets related to tradenames and other intellectual property used by Gaming Equipment and Systems were no longer recoverable. The Company evaluated the carrying value of these assets and determined that several were impaired. Consequently, the Company recorded an impairment charge of $4.5 million related to indefinite lived intangible assets, consisting of the SDG tradename, and an impairment charge of $11.1 million related to finite lived intangible assets, primarily consisting of acquired patents.

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

 The Company entered into an agreement during fiscal 2004 to provide a development loan to a Native American tribe to further their pursuit of developing a gaming facility. The amounts advanced under the terms of the loan totaled $1.5 million, and the Company was not obligated for any additional advances. During the quarter ended March 31, 2005, the tribe received an adverse court ruling which the Company determined materially impaired the tribe's ability to repay the loan. Therefore, the Company recorded an impairment charge for the full amount of the loan during the year ended June 30, 2005.

 During fiscal 2005, the Company evaluated the useful lives and salvage values for its leased gaming equipment. Based on recent historical data indicating a shortening of the average length of time such games were deployed, the Company reduced the depreciable life for certain video products to two years. The change in the useful life resulted in an impairment charge of $0.8 million to write-off the undepreciated portion of the game values (down to salvage value) for games at the end of their two year life.

18.   INVENTORY AND RELATED ASSET WRITE-DOWNS

 In fiscal 2005, the Company faced declining demand for gaming devices based on the legacy platform, and therefore, reassessed this particular portion of our inventory. In October 2004, a strategic decision was made to move to our new Alpha OS platform, which was made commercially available in April 2005 in most markets.

 The decision to move to a new technology platform, the targeting of used equipment for non-domestic markets, and the consolidation of certain warehouses all led to accelerated disposals of legacy products in both fiscal 2006 and 2005. The Company regularly updates estimates for the net realizable value of inventories due to the subjectivity involved in projecting sales volumes, used game sales values, refurbishment costs, and customer demand in non-domestic jurisdictions.

 The Company regularly reviews inventory quantities and values. This process includes examining the carrying values of new and used gaming devices, parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of our inventories, the current and projected sales levels for such products, the projected markets for such products both domestically and internationally, the costs required to sell the products, including refurbishment costs and importation costs for international shipments, and the overall projected demand for products once the next generation of products are scheduled for release.

 As a result of the Company's ongoing analysis of inventory, the Company recognized inventory and other asset write-downs totaling $10.5 million, $14.2 million and $21.9 million during the years ended June 30, 2007, 2006 and 2005, respectively, which are included in cost of gaming equipment and systems in the accompanying consolidated statements of operations.

 During fiscal 2006, the Company determined certain of its leased gaming equipment was no longer deployable as a result of a shifting market demand towards newer products that incorporate more innovative features. As a result, the Company committed to a plan to abandon certain of these assets. The Company recorded an abandonment charge of $1.0 million, included above, during the year ended June 30, 2006 and also recorded a write-down of leased gaming equipment totaling $3.2 million, included above, during the year ended June 30, 2005.

19.   COMMITMENTS AND CONTINGENCIES

Commitments

 The Company is obligated under several agreements to pay certain royalties ranging from approximately $100 to $2,300 per applicable game depending on the components in the gaming machines. Total royalty expense for the Company for the years ended June 30, 2007, 2006 and 2005 was $18.0 million, $19.9 million and $16.7 million, respectively, and is included in the cost of gaming equipment and systems in the accompanying consolidated statements of operations. In addition, the

Company has obtained the rights to certain game themes and intellectual property that call for payment of royalties based on either fixed amounts or variable amounts based on game performance.

 The Company also paid approximately $1.1 million, $0.7 million and $0.7 million in fiscal 2007, 2006 and 2005, respectively, for the use of the Bally trademark. The fee is based upon the number of units produced using the trademark; the first 20,000 units produced are charged a fee of $25 per unit and any units produced over 20,000 are charged a fee of $35 per unit.

 Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, or other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company has not recorded any loss accruals for these contingencies unless otherwise noted below.

Litigation

 In June and July 2004, putative class actions were filed against the Company and its officers, Robert Miodunski, Robert Saxton, Mark Lerner and Steven Des Champs, in the United States District Court for the District of Nevada. The nearly identical complaints alleged violations of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), stemming from revised earnings guidance, declines in the stock price and sales of stock by insiders. The complaints sought damages in unspecified amounts. The Federal District Court granted the plaintiffs' unopposed motions to consolidate the cases and to appoint a lead counsel and a lead plaintiff, and the plaintiffs filed a consolidated complaint, all as is customary in such cases. The Company and the other defendants moved to dismiss the complaint. Thereafter, activity in the case was stopped and the parties participated in a mediation process during which the parties agreed on the terms of a settlement. The parties negotiated and executed settlement documents settling both the consolidated class action and the derivative case discussed below. Under the settlement an aggregate of $16.0 million in cash, plus certain interest, was paid to settle the securities class action as well as the derivative litigation as discussed below. The Company accrued $1.25 million related to the settlement during the year ended June 30, 2006, which was paid in late February 2007. In addition to certain governance actions the Company agreed to undertake in connection with the settlement the Company's directors and officers insurer contributed approximately $14.75 million to the settlement. The court approved the settlement on August 9, 2007, ending the case.

 In July 2004, two derivative lawsuits were filed in Nevada state court against the members of the board of directors and the officers listed above. The Company was named as a nominal defendant in the derivative lawsuits as the claims were purportedly asserted for the benefit of Bally Technologies, Inc. These lawsuits asserted claims for breach of fiduciary duty and waste of corporate assets arising out of the same events as those giving rise to the class actions described above, and sought injunctive relief and damages in unspecified amounts. These two cases were consolidated, and the Company and the other defendants moved to dismiss the case. In February 2005, the state district court granted the defendants' motion and dismissed the case. The plaintiffs appealed the dismissal to the Nevada Supreme Court, which referred the matter to its settlement conference program. The parties met with a court-appointed settlement judge on December 15, 2005, and agreed to settle the case for $8,000, and on February 2, 2006, the Nevada Supreme Court entered its order dismissing the appeal and ending the case.

 On March 27, 2006, shortly after the aforementioned derivative suit was dismissed in the Nevada state court, another derivative lawsuit was filed in the United States District Court for the District of Nevada against individual defendants Robert Miodunski, Robert Saxton, Steven Des Champs, Mark Lerner, David Robbins, Anthony DiCesare, Joel Kirschbaum, Kevin Verner, Richard Haddrill, Stephen Race,

Jacques André and nominal defendant Bally Technologies, Inc. Based on factual allegations that are similar to those alleged in the federal securities class action complaints and the previous derivative actions that were dismissed by the District Court, the derivative complaint alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violation of the Sarbanes-Oxley Act of 2002. The parties reached a settlement agreement as discussed more fully above. The court approved the settlement on June 22, 2007, ending the case.

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

 In August 2004, Shuffle Master sued the Company in the United States District Court for the District of Nevada, alleging infringement of various patents in connection with the Company's MindPlay product line and seeking injunctive relief and damages in an unspecified amount. In June 2005, it was announced that IGT had acquired an interest in the patents at issue in the case, and thereafter IGT joined the case as a plaintiff. In December 2005, the District Court issued a ruling construing the claim terms of all the patents in the suit. A hearing on the parties' dispositive motions is set for December 2007. Management believes the plaintiffs' lawsuit to be without merit, and the Company is vigorously defending against the lawsuit.

 In September 2004, a United States District Court jury in the District of Nevada entered a $7.4 million verdict against the Company in a suit filed by Action Gaming ("AGI") and IGT. The suit alleged that the multi-hand video poker game deployed by the Company's former subsidiary, United Coin, infringed the plaintiffs' patents. The Federal District Court ruled on summary judgment that the game did not infringe the patents. However, the court left to the jury the question whether the use of "autohold," a specific, optional feature of the game, caused it to infringe under the "doctrine of equivalents," a doctrine of patent law. The jury determined that the game with the autohold option enabled did infringe under the doctrine of equivalents and awarded damages accordingly. The feature has been disabled on all affected games in the field, and the decision permits continued deployment of the game as long as the autohold feature is not included. The Company appealed the decision to the United States Court of Appeals for the Ninth Circuit and posted a cash bond totaling $7.6 million to stay payment of the judgment and accrued interest pending the appeal. On July 11, 2006, the federal circuit court of appeals affirmed the district court judgment, denying the appeals for both parties, and thereafter, the judgment was satisfied out of the posted bond.

 On December 7, 2004, IGT filed a patent infringement lawsuit against the Company in the United States District Court for the District of Nevada. The complaint asserts that the Company's wheel-based games, such as Monte Carlo™, Lucky Wheel™ and Cash For Life™, its games with a reel in the top box, such as Bonus Frenzy™, and its iView™ products infringe on patents held by IGT, and seeks injunctive relief and damages in unspecified amounts. The Company believes IGT's claims are without merit and is vigorously defending itself against the lawsuit. As part of its defense, the Company has asserted counterclaims against IGT, including claims that IGT's patents are invalid, unenforceable and not infringed, as well as several claims that IGT has engaged in anti-competitive conduct in violation of state and federal antitrust laws. By its counterclaims, the Company is seeking damages and other relief from IGT. IGT's motion to dismiss the Company's antitrust claims was denied in January 2006, and in March 2007, the court denied IGT's motions for summary judgment with respect to the antitrust claims dealing with the wheel game market. The court issued claims construction rulings in May 2007. Trial is tentatively scheduled for May 2008.

 In September 2006, the Company filed a patent infringement lawsuit against IGT in the United States District Court for the District of Nevada. The complaint asserts that certain of IGT's bonus wheel games infringe patents held by the Company, and seeks injunctive relief and damages. IGT filed an answer generally denying the claims. The case is in the discovery phase and no trial date has been set.

 In May 2006, IGT filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware. The complaint asserts that the Company's Bally Power Bonusing™ products infringe patents held by IGT, and seeks injunctive relief and damages in unspecified amounts. The court took IGT's motion for a preliminary injunction off-calendar and set a November 2008 trial date. The Company believes IGT's claims, including its request for preliminary relief, are without merit and is vigorously defending itself against the lawsuit.

 The Company is also a party to various lawsuits relating to routine matters incidental to our business. Management does not believe that the outcome of such litigation, including the matters above, in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

20.   SEGMENT AND GEOGRAPHICAL INFORMATION

 The Company currently operates in two business segments: (i) Bally Gaming and Systems which includes the 1) sale of gaming devices (Gaming Equipment), 2) operation of wide-area progressive systems, and lease and rental of gaming machines (Gaming Operations) and 3) sale of computerized monitoring systems and related recurring hardware and software maintenance revenue (Systems), and (ii) Casino Operations which owns and operates one regional casino. The accounting policies of these segments are consistent with Company's policies for the consolidated financial statements.

 The table below presents information as to the Company's revenues, gross profit, operating income (loss), identifiable assets, capital expenditures and depreciation and amortization by segment:

	Year Ended June 30,
	2007	2006	2005
	(in 000s)
Revenues:
Gaming Equipment and Systems	$634,643	$492,654	$427,938
Casino Operations	47,675	48,993	46,845

Total revenues	$682,318	$541,647	$474,783

Inter-segment revenues:
Gaming Equipment and Systems	$516	$746	$518
Casino Operations	—	—	—

Total inter-segment revenues	$516	$746	$518

Operating income (loss):
Gaming Equipment and Systems	$79,741	$(30,631)	$(2,724)
Casino Operations	17,925	17,408	16,775
Corporate	(30,663)	(30,275)	(18,502)

Total operating income (loss)	$67,003	$(43,498)	$(4,451)

Identifiable assets:
Gaming Equipment and Systems	$701,616	$572,156	$550,611
Casino Operations	46,837	44,635	43,094
Corporate	76,442	71,090	61,229

Total identifiable assets	$824,895	$687,881	$654,934

Goodwill:
Gaming Equipment and Systems	$161,708	$161,303	$161,444
Casino Operations	—	—	—
Corporate	—	—	—

Total goodwill	$161,708	$161,303	$161,444

Capital expenditures:
Gaming Equipment and Systems	$13,330	$10,095	$9,326
Casino Operations	3,972	5,069	4,325
Corporate	3,028	414	1,163

Total capital expenditures	$20,330	$15,578	$14,814

Depreciation and amortization:
Gaming Equipment and Systems	$18,072	$19,435	$15,620
Casino Operations	2,917	3,481	3,296
Corporate	1,387	1,385	1,342

Total depreciation and amortization	$22,376	$24,301	$20,258

 The Company has operations based primarily in the United States with a significant sales and distribution office based in Europe.

 The table below presents information as to the Company's revenues, gross profit, operating income (loss), identifiable assets, capital expenditures and depreciation and amortization by geographic region:

	Year Ended June 30,
	2007	2006	2005
		(As restated, see Note 2)	(As restated, see Note 2)
	(in 000s)
Revenues:
United States	$602,282	$487,753	$435,691
Europe	33,181	23,043	18,210
Other foreign	46,855	30,851	20,882

Total revenues	$682,318	$541,647	$474,783

Operating income (loss):
United States	$54,961	$(46,449)	$(2,019)
Europe	7,314	108	(5,990)
Other foreign	4,728	2,843	3,558

Total operating income (loss)	$67,003	$(43,498)	$(4,451)

Identifiable assets:
United States	$738,821	$632,343	$604,453
Europe	45,543	32,482	33,336
Other foreign	40,531	23,056	17,145

Total identifiable assets	$824,895	$687,881	$654,934

Goodwill:
United States	$143,145	$143,145	$143,491
Europe	18,563	18,158	17,953
Other foreign	—	—	—

Total goodwill	$161,708	$161,303	$161,444

Capital expenditures:
United States	$17,307	$15,205	$13,667
Europe	647	309	1,140
Other foreign	2,376	64	7

Total capital expenditures	$20,330	$15,578	$14,814

Depreciation and amortization:
United States	$21,012	$23,393	$18,905
Europe	673	781	737
Other foreign	691	127	616

Total depreciation and amortization	$22,376	$24,301	$20,258

21.   401(k) PLAN

 The Company is the sponsor of the Bally Technologies, Inc. 401(k) Savings Plan (the "401(k) Plan"). The 401(k) Plan was adopted for domestic employees of Bally Technologies, Inc. and all its domestic subsidiaries. Employees may enroll in the plan after meeting certain age and length of employment criteria, and plan participants may defer up to 25% of their compensation, up to certain IRS imposed limitations.

 The Company matches 50% of any participant's contributions, up to the first 6% of their compensation (as the term "compensation" is defined in the 401(k) plan document). Company matching contributions totaled approximately $1.5 million, $1.3 million and $1.5 million for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

 For participants hired through December 31, 2000, employee and employer matching contributions were 100% vested immediately. For employees hired on or after January 1, 2001, vesting of the employer match is on a 20%, 5-year vesting schedule. Effective October 1, 2005, vesting of employer match is on a 25% 4-year vesting schedule. Employer profit sharing contributions are 100% vested after the completion of three years of service.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

 The following tables set forth unaudited quarterly financial information for the years ended June 30, 2007 and 2006.

 As discussed in Note 2, the unaudited quarterly information for the fiscal quarters ended June 30, 2006, March 31, 2006, December 31, 2006 and 2005, and September 30, 2006 and 2005 have been restated.

	Fiscal Year 2007 Quarterly Results
	September 30,			December 31,
	As Originally Reported	Adjustments	As Restated	As Originally Reported	Adjustments	As Restated	March 31,	June 30,
	(in 000s, except per share data)
Statement of Operations Data:
Revenues	$153,802	$(37)	$153,765	$151,771	$(825)	$150,946	$175,218	$202,389
Cost of gaming equipment, systems and casino operations	77,349	802	78,151	75,092	874	75,966	86,778	93,029
Selling, general and administrative	50,044	(624)	49,420	51,622	(1,195)	50,427	51,303	55,953
Income (loss) from continuing operations before income taxes And minority interest	1,660	—	1,660	(3,265)	—	(3,265)	11,352	28,359
Income tax benefit (expense)	(671)	—	(671)	2,358	—	2,358	(4,493)	(8,169)
Net income (loss)	$(225)	$—	$(225)	$(2,515)	$—	$(2,515)	$6,582	$18,486

Basic income (loss) per share	$0.00	—	$0.00	$(0.05)	—	$(0.05)	$0.12	$0.35

Diluted income (loss) per share	$0.00	—	$0.00	$(0.05)	—	$(0.05)	$0.12	$0.33

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year 2006 Quarterly Results
	September 30,			December 31,			March 31,			June 30,
	As Originally Reported	Adjustments	As Restated	As Originally Reported	Adjustments	As Restated	As Originally Reported	Adjustments	As Restated	As Originally Reported	Adjustments	As Restated
	(in 000s, except per share data)
Statement of Operations Data:
Revenues	$106,350	$(1,397)	$104,953	$128,453	$(1,193)	$127,260	$156,311	$(1,745)	$154,566	$156,030	$(1,162)	$154,868
Cost of gaming equipment, systems and casino operations	53,180	1,255	54,435	70,205	2,206	72,411	94,742	430	95,172	92,323	1,195	93,518
Selling, general and administrative	41,842	(2,355)	39,487	47,007	(3,029)	43,978	49,281	(1,800)	47,481	55,626	(1,932)	53,694
Income (loss) from continuing operations before income taxes and minority interest	(10,102)	—	(10,102)	(13,428)	—	(13,428)	(26,372)	—	(26,372)	(17,398)	—	(17,398)
Income tax benefit (expense)	4,133	—	4,133	4,702	—	4,702	9,839	—	9,839	5,338	—	5,338
Loss from continuing operations	(8,379)	—	(8,379)	(8,903)	—	(8,903)	(16,759)	—	(16,759)	(13,154)	—	(13,154)
Income (loss) from discontinued operations	—	—	—	—	—	—	—	—	—	1,124	—	1,124
Net loss	$(8,379)	$—	$(8,379)	$(8,903)	$—	$(8,903)	$(16,759)	$—	$(16,759)	$(12,030)	$—	$(12,030)

Basic and Diluted loss per share from continuing operations	$(0.16)	—	$(0.16)	$(0.17)	—	$(0.17)	$(0.32)	—	$(0.32)	$(0.25)	—	$(0.25)
Basic and Diluted income per share from discontinuing operations	—	—	—	—	—	—	—	—	—	0.02	—	0.02

Basic and Diluted loss per share	$(0.16)	—	$(0.16)	$(0.17)	—	$(0.17)	$(0.32)	—	$(0.32)	$(0.23)	—	$(0.23)

23.   SUBSEQUENT EVENTS

 In August 2007 the Company prepaid $15.0 million under the term loan facility described under Note 9.

 In September 2007 the Company issued a letter of credit to the Oregon State Lottery to secure the performance under a contract to provide 2,300 games.

 In September 2007 the Company agreed to repurchase $6.0 million in common stock from the Company's Chief Technology Officer. The purchase price for each share of common stock will be determined by calculating the average per share closing price of the Company's common stock for three business days before the closing date. The Company anticipates the closing will occur in November 2007.

 In October 2007, the Company acquired technology to be used in future enhancements of its system products for $4.9 million.

QuickLinks

BALLY TECHNOLOGIES, INC. FORM 10-K Year Ended June 30, 2007
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2007 AND 2006
BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE YEARS ENDED JUNE 30, 2007
BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE THREE YEARS ENDED JUNE 30, 2007
BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE YEARS ENDED JUNE 30, 2007
BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS