Form 10-Q
period 2007-09-30
BALLY TECHNOLOGIES, INC.
filed 2007-12-21
CIK 2491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

(702) 584-7700

(Registrant’s telephone number, including area code)

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

☐  Yes  ☒  No

The number of shares of Common Stock, $0.10 par value, outstanding as of December 14, 2007, according to the records of the registrant’s registrar and transfer agent was 54,549,000 which does not include 738,000 shares held in treasury.

EXPLANATORY NOTE

As previously disclosed on the Form 12b-25 of Bally Technologies, Inc. (“Bally,” the “Company,” or “we”), filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2007, the filing of this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 was delayed due to the significant amount of resources dedicated to prepare and file our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 (the “Third Quarter 10-Q”) and our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 (the “2007 10-K”), which were filed with the SEC on November 2, 2007. As a result of the delay in filing the Third Quarter 10-Q and the 2007 10-K, we required additional time to complete this Quarterly Report on Form 10-Q.  Furthermore, the preparation of the financial information presented in this Quarterly Report on Form 10-Q required additional time and resources because it was prepared while certain material weaknesses existed in our internal control over financial reporting, which are described in Part I, Item 4, Controls and Procedures. Unless specifically stated otherwise, information presented in this Quarterly Report on Form 10-Q is as of and for the three-month period ended September 30, 2007.

I N D E X

PART I

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2007	2007
	(in 000s, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$51,594	$40,842
Restricted cash	17,533	17,201
Accounts and notes receivable, net of allowances for doubtful accounts of $7,811 and $8,481	160,618	172,060
Inventories	98,789	81,151
Deferred tax assets, net	62,895	59,486
Deferred cost of revenue	44,949	36,744
Other current assets	15,584	14,399
Total current assets	451,962	421,883

Long-term investments (restricted)	10,459	10,455
Long-term receivables	8,154	9,840
Property, plant and equipment, net of accumulated depreciation of $50,247 and $46,320	72,530	75,623
Leased gaming equipment, net of accumulated depreciation of $76,962 and $73,396	79,480	67,965
Goodwill	162,057	161,708
Intangible assets, net of accumulated amortization of $26,138 and $24,543	23,551	24,401
Deferred tax assets, net	24,160	18,457
Long-term deferred cost of revenue	32,840	28,376
Other assets, net	5,869	6,187
Total assets	$871,062	$824,895
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,819	$44,045
Accrued liabilities	52,719	56,427
Customer deposits	34,692	23,489
Jackpot liabilities	13,778	13,414
Deferred revenue	100,934	94,347
Income taxes payable	11,889	12,945
Current maturities of long-term debt and capital leases, including $2,381 and $2,381 owed to related parties	12,568	12,271
Total current liabilities	271,399	256,938
Long-term debt and capital leases, net of current maturities, including $7,600 and $7,600 owed to related parties	304,162	321,583
Long-term deferred revenue	42,717	36,651
Other income tax liability	19,783	—
Other liabilities	9,183	9,321
Total liabilities	647,244	624,493
Minority interest	1,237	948
Commitments and contingencies (Note 10)
Stockholders’ equity:
Special stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 115 shares issued and outstanding	12	12
Common stock, $.10 par value; 100,000,000 shares authorized; 54,936,000 and 54,612,000 shares issued and 54,349,000 and 54,025,000 outstanding	5,487	5,455
Treasury stock at cost, 587,000 and 587,000 shares	(1,894)	(1,894)
Additional paid-in capital	264,181	253,809
Accumulated other comprehensive income	1,406	1,119
Accumulated deficit	(46,611)	(59,047)
Total stockholders’ equity	222,581	199,454
Total liabilities and stockholders’ equity	$871,062	$824,895

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,
	2007	2006
		(as restated, see Note 2)
	(in 000s, except per share amounts)
Revenues:
Gaming equipment and systems	$123,532	$101,307
Gaming operations	54,078	40,619
Casino operations	11,420	11,839
	189,030	153,765
Costs and expenses:
Cost of gaming equipment and systems (1)	54,663	56,147
Cost of gaming operations	18,059	17,542
Direct cost of casino operations	4,712	4,462
Selling, general and administrative	52,271	49,420
Research and development costs	13,309	12,556
Depreciation and amortization	4,854	5,351
	147,868	145,478
Operating income	41,162	8,287

Other income (expense):
Interest income	977	911
Interest expense	(7,237)	(7,921)
Other, net	877	383

Income before income taxes and minority interest	35,779	1,660
Income tax expense	(13,109)	(671)
Minority interest	(1,388)	(1,214)

Net income (loss)	$21,282	$(225)

Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$0.39	$(0.00)
Diluted earnings (loss) per share	$0.37	$(0.00)

Weighted average shares outstanding:
Basic	54,043	52,901
Diluted	57,416	52,901

(1) Cost of gaming equipment and systems exclude amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2007	2006
		(as restated, see Note 2)
	(in 000s)
Cash flows from operating activities:
Net income (loss)	$21,282	$(225)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,115	15,153
Share-based compensation	3,734	3,752
Tax benefit of stock option exercises	30	—
Excess tax benefit of stock option exercises	(2,057)	—
Excess tax liability of stock option exercises	191	—
Deferred income taxes	(33)	673
Provision for doubtful accounts	(316)	230
Inventory and other asset write-downs	2,058	4,446
Other	1,141	3,218
Changes in operating assets and liabilities:
Accounts and notes receivable	13,103	2,074
Inventories	(36,459)	(25,116)
Other current assets	(1,053)	(3,122)
Accounts payable	111	(3,234)
Accrued liabilities and jackpot liabilities	9,967	(645)
Deferred revenue	(16)	(1,647)
Net cash provided by (used in) operating activities	25,798	(4,443)

Cash flows from investing activities:
Capital expenditures	(3,891)	(5,669)
Restricted cash and investments	(267)	(1,033)
Additions to other long-term assets	(754)	(841)
Net cash used in investing activities	(4,912)	(7,543)

Cash flows from financing activities:
Proceeds from revolving credit facility	—	5,000
Payments on revolving credit facility	—	(5,000)
Reduction of long-term debt	(17,125)	(1,927)
Proceeds from sale lease-back arrangements	—	9,209
Excess tax benefit of stock option exercises	2,057	—
Excess tax liability of stock option exercises	(191)	—
Proceeds from exercise of stock options	4,774	2,327
Net cash (used in) provided by financing activities	(10,485)	9,609

Effect of exchange rate changes on cash	351	20

Cash and cash equivalents:
Increase (decrease) for period	10,752	(2,357)
Balance, beginning of period	40,842	16,425
Balance, end of period	$51,594	$14,068

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information is related to the unaudited condensed consolidated statements of cash flows:

	Three Months Ended September 30,
	2007	2006
	(in 000s)
Cash paid for interest	$6,961	$6,748
Cash paid for income taxes	10,969	700

Non-cash investing and financing transactions:
Transfer of leased gaming equipment to inventory (1)	$3,059	$1,465
Transfer of inventory to leased gaming equipment (1)	20,325	14,793
Capital expenditure accruals	613	—
Assets acquired through sale lease-back transactions	—	5,442
Non-cash aspects of sale lease-back transactions	—	1,372
Consolidation of variable interest entities	213	1,086

(1)          The Company has one process to procure raw materials for the assembly of both inventory and leased gaming equipment. The materials requisition planning process considers the number of devices the Company expects to build for sale and for use in its gaming operations division during a particular period, but it does not separately earmark purchases for leased gaming equipment. Without such an earmarking process, the Company is unable to determine whether the cash expended to construct leased gaming equipment during a particular period came from inventory on hand at the beginning of the period or was constructed from inventory procured during the period of deployment, thus requiring the expenditure of cash. As a result of the inability to separately identify the cash flows associated with the construction of leased gaming equipment, the Company has included all additions to leased gaming equipment as a change in inventory under cash provided by (used in) operating activities in the unaudited condensed consolidated statement of cash flows. In addition, cash generated from the sale of used gaming equipment classified as leased gaming equipment is also included in cash provided by (used in) operating activities in the unaudited condensed consolidated statement of cash flows.

BALLY TECHNOLOGIES, INC.

FORM 10-Q

Notes to Unaudited Condensed Consolidated Financial Statements

1.             BASIS OF PRESENTATION

Principles of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securites and Exchange Commission (“SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of Bally Technologies, Inc. (“Bally” or the “Company”), a Nevada corporation, and its subsidiaries for the respective periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, as filed with the SEC on November 2, 2007.

Bally is a diversified, worldwide gaming company that designs, manufactures, distributes and operates gaming machines and computerized monitoring systems for gaming machines and owns and operates one casino.

The Company is the general partner of Rainbow Casino Vicksburg Partnership (“RCVP”), which operates the Rainbow Casino in Vicksburg, Mississippi. The limited partner of RCVP is entitled to receive 10% of the net available cash flows of RCVP after debt service and other items, as defined in the limited partnership agreement, which increases to 20% of the net available cash flows based on the incremental amount of revenues in excess of $35.0 million, payable quarterly through December 31, 2010. The Company holds the remaining economic interest in the partnership. The Company consolidates RCVP and records an adjustment to reflect the portion of the earnings of RCVP attributable to the minority shareholders.

The Company also consolidates certain Atlantic City progressive trusts (the “Trusts”) in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 46R, Consolidation of Variable Interest Entities, which addresses consolidation by a business enterprise of variable interest entities (“VIE’s”).  The Trusts are consolidated based on the premise they do not have sufficient equity investment at risk to permit the Trusts to finance their activities without additional subordinated financial support from the Company. As of September 30, 2007 and June 30, 2007, the Company consolidated $6.6 million and $6.3 million, respectively, in total assets and liabilities, primarily consisting of restricted cash accounts and restricted investments (included in other assets in the unaudited condensed consolidated balance sheets) and related jackpot liabilities. The following revenues and costs were also consolidated:

	Three Months Ended September 30,
	2007	2006
	(in 000s)
Gaming operations revenue	$1,681	$2,346
Cost of gaming operations	548	1,484

All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation to separately present gaming operations revenue and cost of gaming operations in the unaudited condensed consolidated statements of operations.  Gaming operations revenues and cost of gaming operations had previously been included in gaming equipment and systems revenue and cost of gaming equipment and systems.

Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market. Cost elements included in work-in-process and finished goods include raw materials, freight, direct labor and manufacturing overhead. Inventories consist of the following:

	September 30, 2007	June 30, 2007
	(in 000s)
Raw materials	$63,280	$58,473
Work-in-process	790	639
Finished goods	34,719	22,039
Total	$98,789	$81,151

The Company recorded inventory write-downs totaling approximately $2.1 million and $4.4 million for the three months ended September 30, 2007 and 2006, respectively. These charges are classified in cost of gaming equipment and systems in the unaudited condensed consolidated statements of operations.

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

Deferred Revenue and Deferred Cost of Revenue

Deferred revenue arises from the timing differences between the shipment or installation of gaming equipment and systems products and the satisfaction of all revenue recognition criteria consistent with our revenue recognition policy.  Deferred cost of revenue consists of the direct costs associated with the manufacture of gaming equipment and systems products for which revenue has been deferred.  Deferred revenue and deferred cost of revenue that are expected to be realized within one year are classified as current liabilities and current assets, respectively.  In certain cases, deferred cost of revenue is recorded in advance of deferred revenue due to the shipment and receipt of the product to the customer in advance of billing.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), Business Combinations. SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS No.141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.   SFAS No.141R also includes a substantial number of new disclosure requirements. SFAS No.141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and accordingly, the Company expects to adopt SFAS No. 141R beginning in fiscal 2010. The Company expects that SFAS No. 141R will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. SFAS No.160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No.160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No.160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS No.160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and accordingly, the Company expects to adopt SFAS No.160 beginning in fiscal 2010. The Company is currently in the process of evaluating the impact SFAS No. 160 will have on its consolidated results of operations, financial position and cash flows.

In February 2007, the FASB issued Statement SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No.159 provides companies with an option to report selected financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements to facilitate comparisons between companies using different measurement attributes for similar types of assets and liabilities. The statement is effective for fiscal years beginning after November 15, 2007, and accordingly, the Company expects to adopt SFAS No. 159 beginning in fiscal 2009. Earlier application is permitted provided the Company also applies the provisions of SFAS No. 157, Fair Value Measurements, which is discussed below. The Company is currently in the process of evaluating the impact SFAS No. 159 will have on its consolidated results of operations, financial position and cash flows.

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

2.             RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended June 30, 2006 and in connection with the year-end closing process for fiscal 2007, the Company determined that certain adjustments were required to be made for corrections of errors in its previously issued unaudited condensed consolidated financial statements for the three-month period ended September 30, 2006, among others. These errors related to:

•                                          Certain expenses that had been reported in prior periods as selling, general and administrative expenses, depreciation and amortization expense and other expenses which should have been recorded either as cost of sales or as contra-revenue;

•                                          Additions to leased gaming equipment previously reported as cash used in investing activities in its unaudited condensed consolidated statements of cash flows for all periods prior to March 31, 2007 should have been presented as a change in inventory under cash used in operating activities; and

•                                          Certain sales sourced from the United States directly to foreign customers were included in revenue and operating income attributable to the United States and Canada geographic region and should have been classified as Europe or Other Foreign based on the location of the customer. Specifically, revenue of $8.8 million and operating income of $2.4 million for the three months ended September 30, 2006, respectively, should not have been classified as being attributable to the United States and Canada geographic region. See Note 8, Segments and Geographical Information.

As a result of these and other immaterial errors, the unaudited condensed consolidated statements of operations and statements of cash flows for the three-month period ended September 30, 2006, among others, have been restated from the amounts previously reported. The restatement had no effect on the unaudited condensed consolidated balance sheets, or reported net income (loss) for any period.

The following is a summary of the effects of the restatement on the accompanying unaudited condensed consolidated financial statements:

	Three Months Ended September 30, 2006
	As previously reported	Reclassification (1)	Adjustments	As restated
	(in 000s)
Statement of Operations
Revenue:
Gaming equipment and systems	$141,963	$(40,619)	$(37)	$101,307
Gaming operations	—	40,619	—	40,619
Casino operations	11,839	—	—	11,839
Total revenue	153,802	—	(37)	153,765

Cost of gaming equipment and systems (2)	72,887	(17,542)	802	56,147
Cost of gaming operations	—	17,542	—	17,542
Direct cost of casino operations	4,462	—	—	4,462
Selling, general and administrative expense	50,044	—	(624)	49,420
Depreciation and amortization	5,433	—	(82)	5,351
Operating income	8,420	—	(133)	8,287
Other income, net	250	—	133	383
Loss from continuing operations before income taxes and minority interest	(225)	—	—	(225)

(1) See Note 1.

(2) Cost of gaming equipment and systems exclude amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

	Three Months Ended September 30, 2006
	As previously reported	Adjustments	As restated
	(in 000s)
Statement of Cash Flows
Other adjustments to reconcile net loss to net cash provided by (used in) operating activities	$5,497	$(2,279)	$3,218
Change in inventories	(8,531)	(16,585)	(25,116)
Cash flows provided by (used in) operating activities	14,421	(18,864)	(4,443)

Capital expenditures	(3,968)	(1,701)	(5,669)
Additions to leased gaming equipment	(20,565)	20,565	—
Cash flows used in investing activities	(26,407)	18,864	(7,543)

3.             EARNINGS (LOSS) PER SHARE

The computation of basic and diluted earnings (loss) per share applicable to the Company’s common stock is as follows:

	Three Months Ended September 30,
	2007	2006 (as restated)
	(in 000s, except per share amounts)
Net income (loss)	$21,282	$(225)
After tax interest expense on convertible debt	86	—
Dilutive earnings (loss)	$21,368	$(225)

Weighted average common shares outstanding	54,043	52,901
Dilutive effect of:
Stock options, Restricted Stock Units (“RSU”) and restricted stock	3,083	—
Warrants	16	—
Convertible debt	274	—
Diluted shares outstanding	57,416	52,901

Basic earnings (loss) per share	$0.39	$(0.00)
Diluted earnings (loss) per share	$0.37	$(0.00)

Certain securities were excluded from the diluted per share calculation because their inclusion would be anti-dilutive. For the three-month period ended September 30, 2007, all options and warrants outstanding with an exercise price that exceeds the fair market value of the underlying stock have been excluded. For the three-month period ended September 30, 2006, all potentially dilutive securities were excluded from the diluted per share calculation as their inclusion would have been anti-dilutive due to the net loss reported. Such securities consist of the following:

	Three Months Ended
	September 30,
	2007	2006
	(in 000s)
Stock options, RSU and restricted stock	3	9,366
Warrants	—	100
Total	3	9,466

As of September 30, 2006, the Company also had certain related party debt outstanding which was convertible into common stock at the Company’s discretion. See Note 7, Related Party Transactions.  The potential dilution from this convertible debt was not included in the diluted loss per share computation for the three-month period ended September 30, 2006, due to the reported net loss for the period. Assuming the conversion occurred on September 30, 2006, an additional 0.7 million shares, would have been outstanding as a result of the conversion. The effect of the convertible debt has been included in the diluted per share calculation for three-month period ended September 30, 2007.

4.             SHARE-BASED COMPENSATION

The Company accounts for its share-based compensation in accordance with the provisions of SFAS No. 123R, Share-Based Payment, which established accounting for equity instruments exchanged for employee services. SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method.  Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period which is generally the vesting period of the equity grant.

The following table presents share-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,
	2007	2006
	(in 000s)
Selling, general and administrative	$3,250	$3,346
Research and development	450	375
Cost of gaming equipment and systems and operations	34	31
Share-based compensation expense before tax	3,734	3,752
Income tax benefit	1,307	1,313
Net share-based compensation expense	$2,427	$2,439

As of September 30, 2007, there was $20.2 million of total unrecognized compensation expense related to the unvested portion of stock options which will be recognized over the subsequent 2.54 years.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s common stock over the option’s expected term, the risk-free interest rate over the option’s expected term and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted. Estimates of fair value are not intended to predict actual future events, or the value ultimately realized by the recipients of equity awards.

The fair value of each option granted during the periods referenced below was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended September 30,
	2007	2006
Weighted average:
Expected option term (in years)	6.25	6.25
Expected volatility	50.35%	58.58%
Risk-free interest rate	4.87%	4.88%
Expected annual dividend yield	—	—

Stock option activity as of and for the three months ended September 30, 2007 is summarized below:

	Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)	(per share)	(years)	(in 000s)
Balance outstanding as of June 30, 2007	8,179	$15.87	6.88	$86,328
Granted	88	27.46
Exercised	(320)	14.93
Forfeited or expired	(35)	17.58
Balance outstanding as of September 30, 2007	7,912	$16.03	6.69	$153,448
Exercisable as of September 30, 2007	4,921	$16.57	5.78	$92,772

Restricted stock and RSU activity as of and for the three months ended September 30, 2007 is summarized below:

	Weighted Average
	Shares	Grant Date Fair Value
	(in 000s)	(per share)
Balance outstanding as of June 30, 2007	761	$16.05
Granted	5	27.26
Forfeited or expired	—	—
Balance outstanding as of September 30, 2007	766	$16.13

Vested as of September 30, 2007	440	$15.28

5.             GOODWILL AND INTANGIBLE ASSETS

Finite lived intangible assets

Finite lived intangible assets are comprised of the following:

	September 30, 2007	June 30, 2007
	(in 000s)
Patents and gaming related products	$16,050	$16,050
Less: accumulated amortization	(6,460)	(5,992)
	9,590	10,058

Licenses and other	$33,639	$32,894
Less: accumulated amortization	(19,678)	(18,551)
	13,961	14,343

Total	$23,551	$24,401

Goodwill

The changes in the carrying amount of goodwill for the three-month period ended September 30, 2007, are as follows:

(in 000s)
Balance at June 30, 2007	$161,708
Foreign currency translation adjustment	349
Balance at September 30, 2007	$162,057

6.             LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital leases consist of the following:

	September 30	June 30,
	2007	2007
	(in 000s)
Term loan facility	$292,050	$307,882
Capital lease obligations	14,646	15,944
Related party debt (see Note 7)	9,981	9,981
Other, generally unsecured	53	47
Long-term debt and capital leases	316,730	333,854
Less current maturities	12,568	12,271
Long-term debt and capital leases, less current maturities	$304,162	$321,583

The Company’s debt structure at September 30, 2007 consisted primarily of a term loan facility and a $75.0 million revolving credit facility, which are limited by a current leverage ratio and debt owed to related parties. There were no amounts outstanding under the Company’s revolving credit facility as of September 30, 2007.  The revolving line of credit is further restricted to the extent of outstanding letters of credit.  Outstanding letters of credit at September 30, 2007 were $26.3 million which reduced availability under the revolving credit facility to approximately $48.7 million.  The revolving credit facility commitment reduces annually until it comes due in September 2008.

The term loan requires principal reductions of approximately 1% per annum paid quarterly, with a balloon payment due in September 2009. As of September 30, 2007, the term loan had an interest rate of 8.64%, based on LIBOR plus 3.25%.

The term loan and the revolving credit facility are collateralized by substantially all of the Company’s domestic property and are guaranteed by each of the Company’s domestic subsidiaries, other than the entity that holds the Company’s interest in its Rainbow Casino operations, and are secured by a pledge agreement. The bank loan agreement governing the term loan and the revolving credit facility (the “Loan Agreement”) contains a number of maintenance and other covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries to dispose of assets, incur additional indebtedness or issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of the Company’s subsidiaries, engage in mergers or acquisitions or certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities. The Company was in compliance with these covenants as of September 30, 2007.

As of September 30, 2007, the Company was also in compliance with its financial covenants consisting of a leverage ratio, a fixed charges coverage ratio and a minimum of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (as EBITDA is defined in the Loan Agreement). The leverage ratio is computed as total average debt outstanding during the quarter divided by the trailing 12 months EBITDA, excluding certain cash and non-cash charges. The Company’s leverage ratio as of September 30, 2007 was 1.82 times versus a maximum allowable of 3.50 times.

Capital lease obligations represent amounts owed under lease or sale-lease back transactions primarily related to equipment used in the Company’s Gaming Equipment and Systems segment. Based on different installation dates over a four month period, three separate payment streams of thirty-six equal installments were created with an aggregate monthly payment of $655,000 at an average interest rate of 9.11%.

The Company’s related party debt, which totaled approximately $10.0 million as of September 30, 2007, consists primarily of the debt owed to the former principals of Sierra Design Group (“SDG”) and MindPlay LLC (“MindPlay”). See Note 7, Related Party Transactions, regarding related party debt.

7.             RELATED PARTY TRANSACTIONS

The Company completed the acquisition of all of the assets of SDG during fiscal 2005 and substantially all of the assets and liabilities of MindPlay during fiscal 2004. In each acquisition, the consideration paid included subordinated debt issued to the former principals of each business. Certain of the former principals are now employees of the Company, and therefore, such debt is considered to be owed to related parties. The interest rates on the outstanding debt range from a variable rate of LIBOR plus 2% to a fixed rate of 6%. The following table presents the outstanding related party debt and interest rates as of the periods referenced:

	September 30, 2007		June 30, 2007
	Interest Rate	Outstanding Debt	Interest Rate	Outstanding Debt
	(in 000s)
SDG	7.33%	$6,981	7.33%	$6,981
MindPlay	6.00%	3,000	6.00%	3,000
Related party debt		9,981		9,981
Less current maturities		2,381		2,381
Related party debt, less current maturities		$7,600		$7,600

The notes payable to the former principals of SDG are payable in annual installments through 2009. At the Company’s discretion, the principal and accrued interest thereon can be paid in cash, or can be converted into shares of the Company’s common stock using the average stock price for the 20 business days prior to the delivery of such shares.

The initial purchase price for Mindplay included, among other things, the issuance of a $4.0 million note payable. As provided for in the acquisition agreement, under certain circumstances, the Company may offset 50% of all damages (including reasonable attorneys’ fees) up to the entire amount due under the promissory note in connection with an indemnification claim against the former shareholders of MindPlay related to the Company’s patent lawsuit with Shuffle Master, Inc. (“Shuffle Master”) and International Game Technology (“IGT”).  See Note 10, Commitments and Contingencies.

The Company leases a warehouse and office facility from an entity owned by Mr. Robert Luciano, a former principal of SDG and the Company’s Chief Technology Officer. Rental payments totaled $112,000 for both of the three-month periods ended September 30, 2007 and 2006.

8.             SEGMENTS AND GEOGRAPHICAL INFORMATION

The Company operates in two reportable segments: (i) Bally Gaming Equipment and Systems which designs, manufactures, assembles, distributes and operates gaming machines and computerized monitoring and bonusing systems for gaming machines, and (ii) Casino Operations which owns and operates a casino in Vicksburg, Mississippi. The accounting policies of these segments are consistent with the Company’s policies for the unaudited condensed consolidated financial statements.

The table below presents information as to the Company’s revenues and operating income by segment:

	Three Months Ended September 30,
	2007	2006
	(in 000s)
Revenues:
Gaming Equipment and Systems	$177,610	$141,926
Casino Operations	11,420	11,839
Total revenues	$189,030	$153,765

Inter-segment revenues:
Gaming Equipment and Systems	$285	$82
Casino Operations	—	—
Total inter-segment revenues	$285	$82

Operating income (loss):
Gaming Equipment and Systems	$46,702	$10,901
Casino Operations	3,842	4,035
Corporate/other	(9,382)	(6,649)
Total operating income	$41,162	$8,287

The Company’s operations are based primarily in the United States and Canada with sales and distribution offices in Europe, China and South America. The table below presents information as to the Company’s revenues and operating income by geographic region:

	Three Months Ended September 30,
	2007	2006
		(As restated, See Note 2)
	(in 000s)
Revenues:
United States and Canada	$162,368	$136,416
Europe	10,292	6,577
Other foreign	16,370	10,772
Total revenues	$189,030	$153,765

Operating income:
United States and Canada	$34,308	$5,441
Europe	3,943	1,050
Other foreign	2,911	1,796
Total operating income	$41,162	$8,287

9.             INCOME TAXES

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. The effective income tax rate was approximately 37% and 38% for the three months ended September 30, 2007 and 2006, respectively. The change resulted primarily from an increase in pretax book income which reduces the effect of permanent differences.

The Company’s effective tax rate has historically not reflected and continues to not reflect a provision related to the undistributed earnings of foreign affiliates. The Company does not record a deferred tax liability for those amounts because of specific plans for the reinvestment of undistributed earnings.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, which creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006, and accordingly, the Company adopted FIN 48 beginning on July 1, 2007.

As a result of the implementation of FIN 48, the Company recorded $22.9 million of liabilities for unrecognized tax benefits of which $8.8 million were accounted for as an increase in accumulated deficit on July 1, 2007.  Of this amount, $14.9 million, if recognized, would impact the effective tax rate.  The Company recognizes interest and penalties related to unrecognized tax benefits as tax expense.  As of July 1, 2007, the Company had $1.2 and $0.4 million accrued for the payment of interest and penalties, respectively.  At September 30, 2007, there were no material changes to the amounts recognized upon adoption.

The Company files numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions.  With few exceptions, the Company is no longer subject to United States federal income tax examinations for years before 1995 and is no longer subject to state and local, or foreign income tax examinations for years before 2000.

The Internal Revenue Service (“IRS”) commenced examination of the Company’s United States federal income tax returns for 2003, 2004 and 2005 in the fourth quarter of 2006.  To date, the IRS has proposed, and management has agreed to certain adjustments related to the returns that have been recorded in the income tax provision.  During 2006, the German tax authorities commenced audits of certain German income tax returns for years ranging from 2000 through 2003.  To date, there are no proposed adjustments that will have a material impact on the Company’s financial position or results of operations. It is unlikely that the examinations will be completed in the next twelve months.

The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to September 30, 2008.

10.          COMMITMENTS AND CONTINGENCIES

In June and July 2004, putative class actions were filed against the Company and its officers, Robert Miodunski, Robert Saxton, Mark Lerner and Steven Des Champs, in the United States District Court for the District of Nevada. The nearly identical complaints alleged violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), stemming from revised earnings guidance, declines in the stock price and sales of stock by insiders. The complaints sought damages in unspecified amounts. The Federal District Court granted the plaintiffs’ unopposed motions to consolidate the cases and to appoint a lead counsel and a lead plaintiff, and the plaintiffs filed a consolidated complaint, all as is customary in such cases. The Company and the other defendants moved to dismiss the complaint. Thereafter, activity in the case was stopped and the parties participated in a mediation process during which the parties agreed on the terms of a settlement. The parties negotiated and executed settlement documents settling both the consolidated class action and companion derivative litigation. Under the settlement an aggregate of $16.0 million in cash, plus certain interest, was paid to settle the securities class action as well as companion derivative litigation. The Company accrued $1.25 million related to the settlement during the year ended June 30, 2006, which was paid in late February 2007. In addition to certain governance actions the Company has agreed to undertake in connection with the settlement, the Company’s directors and officers insurer contributed approximately $14.75 million to the settlement. The court approved the settlement on August 9, 2007, ending the case.

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

In August 2004, Shuffle Master sued the Company in the United States District Court for the District of Nevada, alleging infringement of various patents in connection with the Company’s MindPlay product line and seeking injunctive relief and damages in an unspecified amount. In June 2005, it was announced that IGT had acquired an interest in the patents at issue in the case, and thereafter, IGT joined the case as a plaintiff. In December 2005, the District Court issued a ruling construing the claim terms of all the patents in the suit. A hearing on the parties’ dispositive motions is set for February 2008. Management believes the plaintiffs’ lawsuit to be without merit, and the Company is vigorously defending against the lawsuit.

On December 7, 2004, IGT filed a patent infringement lawsuit against the Company in the United States District Court for the District of Nevada. The complaint asserts that the Company’s wheel-based games, such as Monte Carlo™, Lucky Wheel™ and Cash For Life™, its games with a reel in the top box, such as Bonus Frenzy™, and its iVIEW™ products infringe on patents held by IGT, and seeks injunctive relief and damages in unspecified amounts. The Company believes IGT’s claims are without merit and is vigorously defending itself against the lawsuit. As part of its defense, the Company has asserted counterclaims against IGT, including claims that IGT’s patents are invalid, unenforceable and not infringed, as well as several claims that IGT has engaged in anti-competitive conduct in violation of state and federal antitrust laws. By its counterclaims, the Company is seeking damages and other relief from IGT. IGT’s motion to dismiss the Company’s antitrust claims was denied in January 2006, and in March 2007, the court denied IGT’s motions for summary judgment with respect to the antitrust claims dealing with the wheel game market. The court issued claims construction rulings in May 2007.  The parties filed assorted motions for summary judgment on November 16, 2007; no hearing date has been set.  Trial is tentatively scheduled for May 2008.

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

11.          SUBSEQUENT EVENTS

In November 2007, the Company repurchased 149,253 shares of common stock for $6.0 million from Mr. Robert Luciano, the Company’s Chief Technology Officer.  The purchase price per share of common stock, $40.20, was determined by calculating the average per share closing price of the Company’s common stock for the three business days before the closing date.

ITEM 2.                                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin this Management’s Discussion and Analysis of Financial Condition and Results of Operations with a summary of the restatement as well as an overview of our key operating business divisions as of September 30, 2007. This overview is followed by a detailed analysis of our results of operations and our financial condition as of, and for, the three months ended September 30, 2007 and 2006. The financial information set forth in the following Management’s Discussion and Analysis gives effect to the restatement as discussed in Note 2 to the unaudited condensed consolidated financial statements, Restatement of Previously Issued Financial Statements.

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

Although we believe the expectations reflected in any forward looking statements are reasonable, readers are cautioned that forward looking statements involve known and unknown risks and uncertainties, are not guarantees of future performance and that actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied by such forward looking statements. These differences can arise as a result of the risks described in Item 1A, Risk Factors included in on the 2007 10-K, as well as other factors such as the impact of competition, our ability to service debt, product development, foreign operations, dependence on key personnel, the ability to integrate future acquisitions, regulation by gaming authorities, the outcome of pending litigation matters, gaming taxes, market risks and the potential adverse effects to our financial condition, results of operations or prospects.

Forward looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof, and forward looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward looking statements contained in this Quarterly Report on Form 10-Q will, in fact, transpire.

Restatement

Subsequent to the issuance of our consolidated financial statements for the year ended June 30, 2006 and in connection with the year-end closing process for fiscal 2007, we determined that certain adjustments were required to be made for corrections of errors in our previously issued consolidated financial statements for the years ended June 30, 2006 and 2005 and certain periods within such years. On October 29, 2007, after consultation with management, our Board of Directors determined that a restatement of the unaudited condensed consolidated financial statements for the affected periods was required. The restatement related primarily to:

•                                          Certain expenses that had been reported in prior periods as selling, general and administrative expenses, depreciation and amortization expense and other expenses which should have been recorded either as cost of sales or as contra-revenue;

•                                          Additions to leased gaming equipment previously reported as cash used in investing activities in our unaudited condensed consolidated statements of cash flows for all periods prior to March 31, 2007 should have been presented as a change in inventory under cash used in operating activities; and

•                                          Certain sales sourced from the United States directly to foreign customers were included in revenue and operating income attributable to the United States and Canada geographic region and should have been classified as Europe or Other Foreign based on the location of the customer. Specifically, revenue of $8.8 million and operating income of $2.4 million for the three months ended September 30, 2006 should not have been classified as being attributable to the United States and Canada geographic region. See Note 8 to the unaudited condensed consolidated financial statements, Segments and Geographic Information.

As a result of these and other immaterial errors, our unaudited condensed consolidated statements of operations and statements of cash flows for the three-month period ended September 30, 2006, among other periods, have been restated from the amounts previously reported. The restatement had no effect on the unaudited condensed consolidated balance sheets or reported net income (loss) for any period. See Note 2 to the unaudited condensed consolidated financial statements, Restatement of Previously Issued Financial Statements.

The financial information set forth in the following Management’s Discussion and Analysis gives effect to the restatement. The following is a summary of the effects of the restatement.

	Three Months Ended September 30, 2006
	As previously reported	Reclassification (1)	Adjustments	As restated
	(in 000s)
Statement of Operations
Revenue:
Gaming equipment and systems	$141,963	(40,619)	$(37)	$101,307
Gaming operations	—	40,619	—	40,619
Casino operations	11,839	—	—	11,839
Total revenue	153,802	—	(37)	153,765

Cost of gaming equipment and systems(2)	72,887	(17,542)	802	56,147
Cost of gaming operations	—	17,542	—	17,542
Direct cost of casino operations	4,462	—	—	4,462
Selling, general and administrative expense	50,044	—	(624)	49,420
Depreciation and amortization	5,433	—	(82)	5,351
Operating income	8,420	—	(133)	8,287
Other income, net	250	—	133	383
Loss from continuing operations before income taxes and minority interest	(225)	—	—	(225)

(1) See Note 1 to the unaudited condensed consolidated financial statements, Basis of Presentation.

(2) Cost of gaming equipment and systems excludes amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

	Three Months Ended September 30, 2006
	As previously reported	Adjustments	As restated
	(in 000s)
Statement of Cash Flows
Other adjustments to reconcile net loss to net cash provided by operating activities	$5,497	$(2,279)	$3,218
Change in inventories	(8,531)	(16,585)	(25,116)
Cash flows provided by (used in) operating activities	14,421	(18,864)	(4,443)

Capital expenditures	(3,968)	(1,701)	(5,669)
Additions to leased gaming equipment	(20,565)	20,565	—
Cash flows used in investing activities	(26,407)	18,864	(7,543)

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

We design, manufacture, assemble, sell, maintain and operate a full range of technology-based gaming devices through our Gaming Equipment division. These devices are not mass produced and are normally configured to specific requirements based on a customer’s particular order. Gaming devices are differentiated from one another by a number of factors including, but not limited to, graphic design and theme, cabinet style, pay table, game layout, betting denomination and minimum/maximum betting amount.

Each gaming device contains an operating system referred to as a game platform. The operating system manages the software needed to run the device. Game platforms and the related computer systems are constantly updated and revised to keep pace with the ever-increasing complexity of modern game play requirements. The change in game play requirements is driven by, among other things, changes in consumer demand, capacity, security and regulation. In fiscal 2005, we completed the successful migration from our legacy platforms, including the V7000 and EVO™, to the Linux-based ALPHA OS™ platform. In fiscal 2006, we also extended the ALPHA OS platform to our mechanical reel spinning devices. ALPHA OS is now the platform for each of our gaming device product offerings and, as a result, marketing of our legacy products has generally been discontinued.

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

We spent approximately 8% of revenue generated from our Bally Gaming Equipment and Systems segment for the three months ended September 30, 2007 on research and development to accelerate the use of technology in our gaming products.

Our Rainbow Casino is one of four casinos currently operating in the Vicksburg, Mississippi market and comprises our Casino Operations division. The facility includes a 33,000-square foot casino with 817 gaming devices and 10 table games, a 224-seat buffet-style restaurant and a 20,000-square foot conference center. The Casino also includes the 89-room Rainbow Hotel, which is owned and operated by a third party. Rainbow is marketed as a “locals” casino and draws mid-level gaming customers principally from within a 75-mile radius of Vicksburg. Our promotions are focused primarily on direct mail and special promotional events. A new casino project adjacent to the Rainbow Casino is under construction and is scheduled to open in July 2008. There may be other new casinos constructed in the Vicksburg market in the future as previously existing and new Gulf Coast properties continue to open in the aftermath of the 2005 hurricane season. These properties will provide additional competition to our business.

Results of Operations

Our results of operations include the accounts of Bally Technologies, Inc., and its subsidiaries. We report our revenue and income in two reportable segments: the Bally Gaming Equipment and Systems segment, which includes our Gaming Equipment, Gaming Operations and Systems divisions, and our Casino Operations segment. Revenue from our Bally Gaming and Systems segment represented approximately 94% of our total revenues for the three months ended September 30, 2007.

Bally Gaming Equipment and Systems

The summary financial results and operating statistics for our Bally Gaming Equipment and Systems segment for the three months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,
	2007	% Rev	2006	% Rev
	(dollars in millions)
Revenues:
Gaming Equipment	$84.3	48%	$62.3	44%
Gaming Operations	54.1	30%	40.6	29%
Systems	39.2	22%	39.0	27%
Total revenues	$177.6	100%	$141.9	100%

Gross Margin:
Gaming Equipment (1)	$38.9	46%	$20.0	32%
Gaming Operations	36.0	67%	23.1	57%
Systems (1)	30.0	77%	25.1	64%
Total gross margin	$104.9	59%	$68.2	48%

Selling, general and administrative	$41.0	23%	$40.5	29%
Research and development costs	13.3	8%	12.6	9%
Depreciation and amortization	3.9	2%	4.2	3%
Operating income	$46.7	26%	$10.9	8%

(1)          Gross Margin from Gaming Equipment and Systems excludes amortization related to certain intangibles including core technology and license rights, which are included in depreciation and amortization.

	Three Months Ended September 30,
	2007	2006
Operating Statistics
New gaming devices sold	5,151	3,427
Original Equipment Manufacturer (“OEM”) units sold	—	1,145
New unit Average Selling Price (“ASP”)	$13,275	$12,011

Gaming monitoring units installed base	291,000	276,000
Casino management systems installed base	558	530
Systems managed cashless games	233,000	207,000

End of period installed base:
Wide-area progressive	936	1,015
Local-area progressive	423	570
Total linked progressive systems	1,359	1,585

Rental and daily-fee games	7,244	4,209
Lottery systems	8,004	4,889
Centrally determined systems	41,814	29,062

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Total revenues for our Bally Gaming Equipment and Systems segment increased $35.7 million, or 25%, in the three months ended September 30, 2007, when compared to the same period last year, as a result of the following:

Revenues and Gross Margin:

     Gaming Equipment. Gaming Equipment revenue increased by $22.0 million, or 35%, to approximately $84.3 million primarily as a result of:

•              A 50% increase in new gaming device sales to 5,151 units in the three months ended September 30, 2007, when compared to 3,427 units in the same period last year, offset by a 100% decrease in lower margin OEM sales with sales of 1,145 units in the same period last year; and

•              An 11% increase in the ASP of new gaming devices, excluding OEM sales, as a result of incentive pricing and discounts offered to our customers related to the roll-out of our Alpha OS platform products in the prior year.  In addition, ASP increased due to product mix and the effect of foreign currency exchange rates on international pricing.

     Gaming Equipment Gross Margin. Gaming Equipment gross margin increased to 46% in the three months ended September 30, 2007 from 32%, in the same period last year, primarily as a result of the decrease in lower margin OEM sales and the increase in ASP, discussed above, and:

•                  A $1.8 million decrease in inventory charges in the three months ended September 30, 2007, when compared to the same period last year. Inventory charges were higher in first quarter of fiscal 2007 as a result of the decision to move to a single platform in fiscal 2006 and the related disposal of legacy products and inventory during the subsequent periods;

•                  A $2.5 million increase in higher margin conversion kit revenue in the three months ended September 30, 2007 when compared to the same period last year; and

•                  Improved purchasing and manufacturing efficiencies due to increased volumes and lower manufacturing costs.

     Gaming Operations. Gaming Operations revenue increased $13.5 million, or 33%, to approximately $54.1 million in the three months ended September 30, 2007, when compared to the same period last year, primarily as a result of:

•                  An increase of $17.4 million, or 71%, in participation and rental revenue in the three months ended September 30, 2007, when compared to the same period last year, primarily derived from:

•                  Our installed base of centrally determined games increased 44% from 29,062 units as of September 30, 2006 to 41,814 units as of September 30, 2007 primarily due to games added in Washington, Florida, Oklahoma, Wisconsin and Mexico;

•                  Our installed base of rental and daily fee games, including Hot Shot Progressive™ units, increased 72% from 4,209 units as of September 30, 2006 to 7,244 units as of September 30, 2007. The net change was primarily due to the popularity of our new products; and

•                  Our installed based of lottery units increased 64% from 4,889 units as of September 30, 2006 to 8,004 units as of September 30, 2007. The increase was primarily due to additions of units deployed by the New York Lottery.

     Gaming Operations Gross Margin. Gross margin increased to 67% in the three months ended September 30, 2007 from 57%, in the same period last year, primarily as a result of the increase in participation and rental revenue due to the popularity of our new products discussed above, and a decrease in jackpot expense associated with wide-area progressives.

Revenue and gross margin from gaming operations in each of the four quarters of fiscal 2007 include certain daily fees that relate to a customer contract which, effective in the first quarter of fiscal 2008, are now being deferred due to new contractual commitments to the customer. Approximately $3.2 million in daily fees generated during the first quarter of fiscal 2008 were deferred pending delivery of the commitments. Deferral of the daily fees associated with the contract will continue until the commitments have been delivered to the customer, which is not expected for at least six months.

     Systems:  Systems revenue increased $0.2 million, or 1%, to approximately $39.2 million in the three months ended September 30, 2007 when compared to the same period last year.  Systems maintenance revenue was $9.4 million, representing an increase of $1.8 million, or 24%, in the three months ended September 30, 2007 when compared to $7.6 million in the same period last year.

     Systems Gross Margin. Systems gross margin increased to 77% in the three months ended September 30, 2007 from 64%, in the same period last year, primarily as a result of an increase in the proportion of software and maintenance revenue as compared to hardware sales.  Hardware sales have lower gross margins compared with software and maintenance revenue.  In the current quarter, several properties installed Bally Bonusing and other software products whereas in the prior quarter there were several large iVIEW hardware installations.

Selling, General and Administrative.   Selling, general and administrative expense increased $0.5 million, or 1%, in the three months ended September 30, 2007, when compared to same period last year.

Research and Development Costs. Research and development costs increased 6% in the three months ended September 30, 2007, when compared to the same period last year, as a result of our focus on technology assets and the competitive landscape that requires a continual investment in future generations of gaming products and systems.

Our selling, general and administrative and research and development costs were favorably impacted by better control over costs and savings from our India Development Centers.

Depreciation and Amortization. Depreciation and amortization expense decreased 9% in the three months ended September 30, 2007, when compared to same period last year, primarily as a result of the acceleration of depreciation for certain assets beginning in fiscal 2006 and certain of those and other assets becoming fully depreciated during fiscal 2007.

Casino Operations

The summary of our financial results and operating statistics for our Casino Operations is as follows:

	Three Months Ended September 30,
	2007	% Rev	2006	% Rev
	(dollars in millions)
Revenue	$11.4	100%	$11.8	100%

Selling, general and administrative	$2.2	19%	$2.5	21%
Depreciation and amortization	$0.7	6%	$0.8	7%
Operating income	$3.8	33%	$4.1	35%

Operating statistics:
Average number of gaming devices	817		886
Average number of table games	10		12

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Casino Operations. Casino Operations revenue decreased 3% for the three months ended September 30, 2007 when compared to the same period last year primarily due to an 8% reduction in the average number of gaming devices to 817 from 886 in the prior period.  The addition of another ramp for an entrance to the new buffet restaurant, which opened in June 2007, resulted in relocating the pit and reducing it by two table games and removing certain gaming devices from the floor.  In addition, the removal of certain low-revenue producing gaming devices decreased some rental expenses and increased average win per day per gaming device.

Selling, General and Administrative. Selling, general and administrative expenses decreased by 13% for the three months ended September 30, 2007, when compared to the same period last year, primarily as a result of a reduction in advertising expenditures for billboards and the elimination of certain promotional expenses.

Depreciation and Amortization. Depreciation and amortization expense decreased 17% for the three months ended September 30, 2007, when compared to the same period last year, as a result of the decrease in the number of slot machines and reduced capital expenditures during the period.

Parent Company

The summary financial results of Bally Technologies, Inc., our parent entity, are set forth below. These results also include certain other income and expenses that are otherwise not allocated to a specific business segment.

	Three Months Ended September 30,
	2007	2006
	(dollars in millions)
General and administrative	$9.1	$6.3
Depreciation and amortization	0.3	0.3
Total expense	$9.4	$6.6

Other income (expense)
Interest income	$1.0	$0.9
Interest expense	(7.2)	(7.9)
Other, net	0.9	0.3
Total other expense	$(5.3)	$(6.7)

Income tax expense	$(13.1)	$(0.7)
Minority interest	$(1.4)	$(1.2)

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

General and Administrative. General and administrative expense increased $2.8 million, or 43%, in the three months ended September 30, 2007, when compared to the same period last year, primarily as a result of:

•                  An increase in accounting fees of $1.3 million in the three months ended September 30, 2007, when compared to the same period last year, due to additional services as a result of the restatement of our previously issued financial statements; and

•                  An increase in payroll and related costs of $1.1 million in the three months ended September 30, 2007, when compared to the same period last year, primarily due to increases in bonuses due to improvements in operating results during the current quarter.  In addition, there was an increase in headcount, including additional finance resources, to address the Company’s internal control weaknesses.

Depreciation and amortization. Depreciation and amortization expense was comparable during the three months ended September 30, 2007 to the same period last year.

Other Income (Expense). Other expense decreased $1.4 million, or 19%, in the three months ended September 30, 2007, when compared to the same period last year, primarily as a result of a decrease in interest expense due to a reduction in outstanding debt to  $316.7 million in the current quarter from $334.5 million in the prior quarter last year.

Income tax expense.  Our effective income tax rate for the three months ended September 30, 2007 and 2006 was approximately 37% and 38%, respectively.  At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate, as necessary. During the quarter ended September 30, 2007 we implemented FASB Interpretation (“FIN”)  48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.

Minority Interest. Minority interest increased primarily due to earnings from the partnership interest in Rainbow Casino and certain variable interest entities.  We consolidate the Rainbow Casino Vicksburg Partnership (“RCVP”) and record an adjustment to reflect the portion of RCVP’s earnings attributable to minority shareholders.

Financial Condition

Selected balance sheet accounts are as follows:

	September 30,	June 30,	Increase (decrease)
	2007	2007	Amount	%
		(in 000s)
Cash and cash equivalents	$51,594	$40,842	$10,752	26%

Total long-term debt and capital leases	$316,730	$333,854	$(17,124)	(5)%

Total current assets	$451,962	$421,883	$30,079	7%
Total current liabilities	$271,399	$256,938	$14,461	6%
Net working capital	$180,563	$164,945	$15,618	9%

As of September 30, 2007 and June 30, 2007, we had $51.6 million and $40.8 million, respectively, in consolidated cash and cash equivalents which included approximately $3.7 million, in both periods, of cash utilized in our Casino Operations segment that is held in vaults, cages or change banks. Pursuant to various state gaming regulations, certain cash accounts are maintained to ensure availability of funds to pay wide-area progressive jackpot awards. At September 30, 2007 and June 30, 2007, these accounts had an aggregate value of approximately $17.5 million and $17.2 million, respectively, and are classified as restricted cash in our unaudited condensed consolidated balance sheets.  In addition, we purchase U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive winnings as annual or weekly installment payments rather than one lump sum. These securities are included in restricted long-term investments in the accompanying unaudited condensed consolidated balance sheets, and totaled $10.5 million as of September 30, 2007 and June 30, 2007.

Our net working capital increased $15.6 million for the three months ended September 30, 2007. Key factors related to the working capital increase included a $17.6 million increase in inventory and an $8.2 million increase in deferred cost of revenue offset by an $11.2 million increase in customer deposits and a $6.6 million increase in deferred revenue (see the unaudited condensed consolidated balance sheets).  Of the $17.6 million increase in inventory, finished goods increased $12.7 million due primarily to the production of certain ordered items pending shipment.

Our debt structure consists primarily of a term loan facility and a $75.0 million revolving credit facility, which is limited by a current leverage ratio, and debt owed to related parties. There were no amounts outstanding under our revolving credit facility as of September 30, 2007.  The revolving credit facility is further restricted to the extent of outstanding letters of credit.  Outstanding letters of credit at September 30, 2007 were $26.3 million which reduced availability under the revolving credit facility to approximately $48.7 million.  The term loan requires principal reductions of approximately 1% per annum paid quarterly, with a balloon payment due in September 2009. The revolving credit facility commitment reduces annually until it comes due in September 2008.

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

The financial covenants under the Loan Agreement consist of a leverage ratio, a fixed charges coverage ratio, and a minimum of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (as that term is defined in the Loan Agreement) ratio. The leverage ratio is computed as total average debt outstanding during the quarter divided by the trailing 12 months EBITDA, excluding certain cash and non-cash charges, and is further adjusted to remove EBITDA from discontinued operations at the time those operations are sold. Our leverage ratio as of September 30, 2007 was 1.82 times versus the covenant maximum of 3.50 times.

Management believes that cash flows from current operating activities and the availability under the revolving credit facility will provide us with sufficient capital resources and liquidity to operate our business for at least the next 12 months. At September 30, 2007, we had no material future commitments for capital expenditures.

Cash Flow Summary

Cash flows from operating activities are derived primarily from the sale of gaming equipment and systems, the operation of wide-area progressive systems, daily fee and rental payments, and monthly cash receipts from maintenance agreements from our casino systems customers. In addition, we generate cash through our casino operations. We utilize our cash to acquire materials for the manufacture of goods for resale or lease, to pay payroll and selling, general and administrative expenses, to fund research and development activities, as well as to service our debt.

Cash flows from operating activities increased $30.2 million in the three months ended September 30, 2007 as compared to the same period last year. The 2008 increase in cash flows provided by operating activities was primarily the result of the increase in net income during the period as a result of the increase in revenue and the improvement in gross margin previously discussed.

Cash used for the purchase of inventory, which is included in cash flows from operating activities, was $36.5 million in the three months ended September 30, 2007 as compared to $25.1 million in the same period last year. We only have one process to procure raw materials for the assembly of both inventory and leased gaming equipment. The materials requisition planning process considers the number of devices we expect to build for sale and for use in our gaming operations division during a particular period, but we do not separately earmark purchases for leased gaming equipment. Without such an earmarking process, we are unable to determine whether the cash expended to construct leased gaming equipment during a particular period came from inventory on hand at the beginning of the period or was constructed from inventory procured during the period of deployment, thus requiring the expenditure of cash. As a result of our inability to separately identify the cash flows associated with the construction of leased gaming equipment, we have included all additions to leased gaming equipment as a change in inventory under cash used in operating activities. During the three months ended September 30, 2007 we transferred $20.3 million from inventory to leased gaming equipment compared to $14.8 million in the same period last year.

Cash flows used in investing activities totaled $4.9 million in the three months ended September 30, 2007 as compared to $7.5 million in the same period last year primarily as a result of:

•                  Capital expenditures of $3.9 million in the three months ended September 30, 2007 as compared to $5.7 million in the same period last year; and

•                  Reductions in restricted cash and investments of $0.3 million in the three months ended September 30, 2007 as compared to $1.0 million in same period last year.

Cash used by financing activities totaled $10.5 million in the three months ended September 30, 2007 as compared to cash provided by financing activities of $9.6 million in same period last year as a result of:

•                  Principal payments on capital leases and other long term debt of $17.1 million in the three months ended September 30, 2007 as compared to $1.9 million in the same period last year.  We made an unscheduled $15.0 million payment under the term loan facility during the current quarter;

•                  Cash provided from exercise of stock options and warrants of $4.8 million in the three months ended September 30, 2007 as compared to $2.3 million in the same period last year;

•                  Excess net tax benefit from the exercise of stock options of $1.8 million in the three months ended September 30, 2007; and

•                  Cash proceeds from the sale and lease-back of certain equipment for Yonkers Raceway of $9.2 million in the three months ended September 30, 2006.

Critical Accounting Policies

A description of our critical accounting policies can be found within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2007 10-K. There were no material changes to those policies during the three months ended September 30, 2007.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), Business Combinations. SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS No.141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.   SFAS No.141R also includes a substantial number of new disclosure requirements. SFAS No.141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and accordingly, we expect to adopt SFAS No. 141R beginning in fiscal 2010. We expect that SFAS No. 141R will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. SFAS No.160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No.160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No.160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS No.160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and accordingly, we expect to adopt SFAS No.160 beginning in fiscal 2010. We are currently in the process of evaluating the impact SFAS No. 160 will have on our consolidated results of operations, financial position and cash flows.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No.159 provides companies with an option to report selected financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements to facilitate comparisons between companies using different measurement attributes for similar types of assets and liabilities. The statement is effective for fiscal years beginning after November 15, 2007 and accordingly, we expect to adopt SFAS No. 159 beginning in fiscal 2009. Earlier application is permitted provided we also apply the provisions of SFAS 157, Fair Value Measurements, which is discussed below.  We are currently in the process of evaluating the impact SFAS No. 159 will have on our consolidated results of operations, financial position and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies to existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and accordingly, we expect to adopt SFAS No. 157 beginning in fiscal 2009.  We are currently evaluating the impact SFAS No. 157 will have on our consolidated results of operations, financial position and cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of September 30, 2007, we had total debt outstanding of approximately $316.7 million, consisting primarily of the $292.0 million outstanding under a term loan under our senior credit facilities, $10.0 million in related party debt and $14.7 million in capital lease obligations. The interest rate for the term loan is variable, based on LIBOR, and resets every six months. Approximately $7.0 million of related party debt is variable and is based on LIBOR. If the LIBOR rates were to increase or decrease by 100 basis points, with all other factors remaining constant, earnings would decrease or increase by approximately $3.2 million annually, on a pre-tax basis.

Foreign Currency Exchange Rate Risk

Our foreign subsidiaries generally use their domestic currency as their functional currency. A 10% fluctuation in the exchange rates of these currencies against the U.S. dollar would result in a corresponding change in earnings reported in the consolidated group of approximately $0.4 million.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were not effective due to the existing material weaknesses in our internal control over financial reporting previously identified and discussed in the 2007 10-K and below under “—Internal Control Over Financial Reporting —Material Weakness in Internal Control Over Financial Reporting Previously Reported.”

In view of the fact that the financial information presented in this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007, was prepared in the absence of effective internal control over financial reporting, we have devoted a significant amount of time and resources to the analysis of the financial statements contained in this report. In particular, we have reviewed the significant account balances and transactions reflected in the financial statements contained in this report and otherwise analyzed the transactions underlying our financial statements to verify the accuracy of the financial statements. Accordingly, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, and cash flows.

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

Certain Changes in Internal Control Over Financial Reporting during the Fiscal Quarter Ended September 30, 2007

While management has initiated certain remediation activities, there were no changes in our internal control over financial reporting that occurred in the first quarter of fiscal 2008 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting and the material weakness conditions previously disclosed in the 2007 Form 10-K continue to exist as of September 30, 2007.

Material Weakness in Internal Control Over Financial Reporting Previously Reported

The specific material weaknesses identified by management as of June 30, 2007 were as follows:

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

For parts sales, the Company’s internal controls did not ensure that the terms of the shipments and sales were captured and accounted for in accordance with the terms of the sale agreements, contracts, or shipping documents.

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

Insufficient personnel resources to adequately perform analytical review procedures. The Company did not have sufficient qualified personnel to adequately analyze revenue and expenditure activities for proper classification of amounts in the consolidated statements of operations and statements of cash flows. This resulted in: (i) certain charges originally classified as selling, general and administrative expenses being restated to reflect an increase to cost of sales or reduction of revenue; (ii) certain gaming operations transactions being reclassified between investing and operating activities in the consolidated statements of cash flows; and (iii) certain revenue and operating income (loss) amounts previously presented under the United States and Canada in the segment and geographic footnote disclosure being reclassified to Europe or Other foreign regions. These adjustments resulted in the restatement of prior consolidated financial statements.

In addition, the lack of sufficient qualified personnel contributed to the other material weaknesses described above.

PART II

ITEM 1.  LEGAL PROCEEDINGS

Litigation

In June and July 2004, putative class actions were filed against the Company and its officers, Robert Miodunski, Robert Saxton, Mark Lerner and Steven Des Champs, in the United States District Court for the District of Nevada. The nearly identical complaints alleged violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), stemming from revised earnings guidance, declines in the stock price and sales of stock by insiders. The complaints sought damages in unspecified amounts. The Federal District Court granted the plaintiffs’ unopposed motions to consolidate the cases and to appoint a lead counsel and a lead plaintiff, and the plaintiffs filed a consolidated complaint, all as is customary in such cases. The Company and the other defendants moved to dismiss the complaint. Thereafter, activity in the case was stopped and the parties participated in a mediation process during which the parties agreed on the terms of a settlement. The parties negotiated and executed settlement documents settling both the consolidated class action and companion derivative litigation. Under the settlement an aggregate of $16.0 million in cash, plus certain interest, was paid to settle the securities class action as well as companion derivative litigation. The Company accrued $1.25 million related to the settlement during the year ended June 30, 2006, which was paid in late February 2007. In addition to certain governance actions the Company has agreed to undertake in connection with the settlement, the Company’s directors and officers insurer contributed approximately $14.75 million to the settlement. The court approved the settlement on August 9, 2007, ending the case.

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

In August 2004, Shuffle Master sued the Company in the United States District Court for the District of Nevada, alleging infringement of various patents in connection with the Company’s MindPlay product line and seeking injunctive relief and damages in an unspecified amount. In June 2005, it was announced that IGT had acquired an interest in the patents at issue in the case, and thereafter, IGT joined the case as a plaintiff. In December 2005, the District Court issued a ruling construing the claim terms of all the patents in the suit. A hearing on the parties’ dispositive motions is set for February 2008. Management believes the plaintiffs’ lawsuit to be without merit, and the Company is vigorously defending against the lawsuit.

On December 7, 2004, IGT filed a patent infringement lawsuit against the Company in the United States District Court for the District of Nevada. The complaint asserts that the Company’s wheel-based games, such as Monte Carlo™, Lucky Wheel™ and Cash For Life™, its games with a reel in the top box, such as Bonus Frenzy™, and its iVIEW™ products infringe on patents held by IGT, and seeks injunctive relief and damages in unspecified amounts. The Company believes IGT’s claims are without merit and is vigorously defending itself against the lawsuit. As part of its defense, the Company has asserted counterclaims against IGT, including claims that IGT’s patents are invalid, unenforceable and not infringed, as well as several claims that IGT has engaged in anti-competitive conduct in violation of state and federal antitrust laws. By its counterclaims, the Company is seeking damages and other relief from IGT. IGT’s motion to dismiss the Company’s antitrust claims was denied in January 2006, and in March 2007, the court denied IGT’s motions for summary judgment with respect to the antitrust claims dealing with the wheel game market. The court issued claims construction rulings in May 2007.  The parties filed assorted motions for summary judgment on November 16, 2007; no hearing date has been set.  Trial is tentatively scheduled for May 2008.

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

ITEM 1A.               RISK FACTORS

The Company is subject to risks and uncertainties that could cause our actual results to differ materially from the expectations expressed in the forward looking statements. Factors that could cause our actual results to differ from expectations are described under “Item 1A. Risk Factors” in the 2007 10-K, to which there were no material changes during the period covered by this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS

Exhibits	Description

3.1	Amendment to Articles of Incorporation dated April 16, 2002.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALLY TECHNOLOGIES, INC.		Date: December 21, 2007

By	/s/Richard Haddrill
Richard Haddrill
President and Chief Executive Officer
(Principal Executive Officer)

By	/s/Robert C. Caller
Robert C. Caller
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)