Form 10-K/A
period 2007-06-30
BALLY TECHNOLOGIES, INC.
filed 2008-01-14
CIK 2491

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)
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

The aggregate market value of the registrant's common stock, $0.10 par value, held by non-affiliates of the registrant, computed based on the closing sales price as of December 29, 2006 of $18.68 per share as reported by the New York Stock Exchange was approximately $917,300,000.

According to the records of the registrant's registrar and transfer agent, the number of shares of the registrant's common stock, $0.10 par value, outstanding as of January 8, 2008 was 54,673,000, which does not include 738,000 shares held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

Bally Technologies, Inc. ("Bally", the "Company" or the "Registrant") hereby amends its Annual Report on Form 10-K for the fiscal year ended June 30, 2007, originally filed with the Securities and Exchange Commission (the "SEC") on November 2, 2007 (the "Original 10-K"), to include the information required to be disclosed by Part III of Form 10-K. The information set forth in this Amendment No. 1 to the Original 10-K (this "Amendment") replaces the information set forth in Part III of the Original 10-K in its entirety. No other Part, Item or section of the Original 10-K is being amended herby.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table and accompanying information sets forth the names of, and certain information with respect to, each of the directors, executive officers and other significant employees of the Company.

Name	Age	Position with the Company
Jacques André	70	Director(1)(3)(4)
Robert Guido	61	Director(2)(4)
David Robbins	48	Director and Chairman of the Board(2)(3)(4)
Kevin Verner	49	Director(2)(3)
Richard Haddrill	54	Director and Chief Executive Officer(1)
Robert C. Caller	57	Executive Vice President, Chief Financial Officer and Treasurer
Michael Gavin Isaacs	43	Executive Vice President and Chief Cooperating Officer
Robert Luciano	49	Chief Technology Officer
Ramesh Srinivasan	47	Executive Vice President Bally Systems

(1)
Messrs. Haddrill and André's terms as directors expire at the 2007 Annual Meeting of Stockholders to be held on February 22, 2008. Messrs. Haddrill and André have been nominated to serve as directors for terms of three years.

(2)
Member of the Audit Committee.

(3)
Member of the Compensation Committee.

(4)
Member of the Nominating and Corporate Governance Committee.

The Company's bylaws provide that the Board of Directors shall consist of no fewer than three nor more than nine directors, with the exact number to be fixed by the Board of Directors. The Board of Directors has fixed the number of directors at five, two of whom will be elected at the Meeting. The Company's bylaws divide the Board of Directors into three classes as nearly equal in number as possible, with the three-year terms of office of each class ending in different years.

Directors, Executive Officers and Other Significant Employees

The following sets forth information about the members of the Board of Directors, certain of the Company's named executive officers and certain significant employees and their business experience, and other pertinent information.

Richard Haddrill.    Mr. Haddrill became a director in April 2003 and, effective October 1, 2004, was appointed Chief Executive Officer. Prior to becoming the Company's CEO, Mr. Haddrill most recently served as CEO and as a member of the board of directors of Manhattan Associates, Inc., a global leader in software solutions to the supply chain industry. He continued to serve as Vice Chairman of the board of Manhattan Associates until May 2006. Mr. Haddrill also served as President and CEO for Powerhouse Technologies, Inc., a technology and gaming company, from September 1996 to June 1999, when Powerhouse was acquired by Anchor Gaming. Mr. Haddrill currently serves on the board of directors of TrueDemand Software, Inc. Mr. Haddrill previously served on the boards of directors of Danka Business Products, a digital imaging systems products provider and services producer from June 2002 to October 2004, and Outlooksoft, a provider of corporate performance management solutions from May 2003 to June 2005.

Robert C. Caller.    Mr. Caller, age 57, joined Bally as Executive Vice President, Chief Financial Officer and Treasurer in April 2006. From 1983 to 2006, he was a partner at Ernst & Young ("E&Y"), most recently working in the Denver office, where he served several publicly held companies as well as several companies involved in the gaming industry. He started his career with E&Y in the Houston office in 1972, and was the managing partner of E&Y's Albuquerque office from 1990 to 1991 before transferring to the Denver office.

Michael Gavin Isaacs.    Mr. Isaacs, age 43, joined Bally as Executive Vice President and Chief Operating Officer on September 1, 2006. From 1999 to 2006, Mr. Isaacs worked for Aristocrat Leisure Limited, a gaming equipment and systems company. During his tenure with Aristocrat, he served in key management positions, including General Manager, Global Marketing and Business Development, and Managing Director, Europe. In March 2003, he was named to the position of Americas President. Before joining Aristocrat, Mr. Isaacs was a partner with the Australia law firm Phillips Fox. Mr. Isaacs is a trustee of the International Association of Gaming Attorneys.

David Robbins.    Mr. Robbins rejoined Bally as a director and Chairman of the Board in December 1997. Mr. Robbins previously served as a director from July 1994 to September 1997 and as the Chairman of the Board from February 1997 to September 1997. From 1984 to 2004, he practiced corporate, securities and real estate law as an associate and then partner at various law firms. Mr. Robbins was also licensed as a certified public accountant (inactive status) in the state of New York. Since January 1996, Mr. Robbins has co-managed private equity investments in the health care and real estate fields. He serves on the boards or steering committees of Columbia University Medical Center's Science and Technology Council, the McCarton Foundation, NYU Comprehensive Epilepsy Center and various private companies in which the heath care fund that he co-manages has made investments.

Jacques André.    Mr. André became a director in August 1996. Mr. André previously served as a Vice President of A.T. Kearney Executive Search, a global management consulting firm, from October 2002 to his retirement in February 2005. From 1975 to 2002, Mr. André was a partner and from 1980 to 2002 he was a member of the board of directors of Ray & Berndtson, Inc., an international executive search firm. From 1997 to 2003, Mr. André served as a member of the board of directors for the Association of Executive Search Consultants.

Robert Guido.    Mr. Guido became a director in December 2006. Mr. Guido retired from E&Y where he was Vice Chair and Chief Executive Officer of E&Y's Assurance and Advisory Practice. In this role, he was responsible for overall business strategy and had significant dealings with both the Securities and Exchange Commission and Public Company Accounting Oversight Board on behalf of the firm. During his 38-year career at E&Y, Mr. Guido also co-chaired the firm's global client steering committee and served as a senior advisory or engagement partner to numerous global companies. Since April of 2007, Mr. Guido has served as a member of the board of directors of Commercial Metals Company, a manufacturer, recycler and distributor of steel and metal products globally. Since May of 2007, Mr. Guido has also been a member of the Board of Trustees and chairman of the audit committee of Siena College, a liberal arts college near Albany, NY.

Kevin Verner.    Mr. Verner became a director in April 2001. From 1997 to 2000, Mr. Verner held various positions with WMS Industries, Inc., a gaming equipment company, the last of which was Chief Operating Officer. Prior to his employment at WMS, Mr. Verner was Vice President of New Business Development at R.J. Reynolds Tobacco Co., where he held various marketing and senior management positions for sixteen years. Since 2000, Mr. Verner has been a consultant and provides interim management to early-stage companies, including financial planning, securing seed funding, management recruitment and development of operating budgets, and pro forma financial projections. Mr. Verner is also a CEO advisor for the Chicago-based venture fund Alpha Capital Fund III, and provides consultation on enterprise valuation and due diligence for consumer products investments.

Mark Lerner.    Mr. Lerner, age 58, joined Bally in December 1996 as Assistant General Counsel and was appointed General Counsel in 2000. Mr. Lerner has practiced law since 1980. Over the course of his career, Mr. Lerner has served as a deputy attorney general for the Nevada Gaming Commission and State of Nevada Gaming Control Board, general counsel to Becker Gaming, Inc., a Las Vegas gaming company, and, from 1987 to 1994, an attorney at Jones, Jones, Close & Brown (now Jones Vargas), a Las Vegas commercial and litigation law firm.

Robert Luciano.    Mr. Luciano, age 49, joined Bally in March 2004 in connection with the Company's acquisition of Sierra Design Group ("SDG") and became the Company's Chief Technology Officer on October 1, 2004. Mr. Luciano founded SDG in 1996 as a research, development and consulting company focusing on the gaming industry. Prior to founding SDG, Mr. Luciano was employed by IGT in the position of Vice President of Advanced Engineering. Prior to joining IGT, Mr. Luciano held several engineering positions with a variety of companies including Soabar, a division of Avery International, and Mobil Oil Corporation.

Ramesh Srinivasan.    Mr. Srinivasan, age 47, joined Bally in March 2005 as Executive Vice President of Bally Systems. Mr. Srinivasan is responsible for the Company's worldwide Systems business including sales, product development, implementation services and customer support. From 1998 to 2005, Mr. Srinivasan held several positions including Executive Vice President of Warehouse Management Systems from 2003 to 2005 at Manhattan Associates, Inc., a global leader in software solutions to the supply chain industry.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file with the SEC and the New York Stock Exchange (the "NYSE") initial reports of ownership and reports of changes in ownership of the Company's common stock and other equity securities. To the Company's knowledge, all Section 16(a) filing requirements applicable to the Company's directors, executive officers, and greater than 10 percent beneficial owners were complied with on a timely basis during the fiscal year ended June 30, 2007.

Code of Ethics

The Company has a Code of Ethics and Business Conduct applicable to all employees, including the chief executive, chief financial and principal accounting officers, as well as the Company's directors (the "Code of Ethics"). In the event the Company makes any amendment to, or grants any waiver from, a provision of the Code of Ethics that applies to the Company's principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, the Company intends to disclose such amendment or waiver and the reasons therefor on the Company's website, www.ballytech.com. The full text of the Code of Ethics is available by following links to "Investor Relations" and "Governance" on the Company's website www.ballytech.com, or upon written request to: Bally Technologies, Inc., 6601 South Bermuda Road, Las Vegas, Nevada 89119, Attention: Corporate Secretary.

Audit Committee

The Board of Directors has a standing Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee.

The Audit Committee of the Board of Directors is comprised of Messrs. Guido (Chair), Robbins, and Verner. The Audit Committee, among other things, reviews and engages or re-engages an independent accounting firm to audit the Company's financial statements for the then-current fiscal year; reviews and determines the policies and procedures of the Company and management in maintaining the Company's books and records and furnishing information necessary to the independent auditors; reviews and determines the adequacy and implementation of the Company's internal controls, including the internal audit function and the adequacy and competency of the related personnel; and reviews and determines such other matters relating to the Company's financial affairs and accounts as the Audit Committee may in its discretion deem desirable.

The Audit Committee is governed by a charter adopted by the Board of Directors. The charter is available on the Company's website at www.ballytech.com by following the links to "Investor Relations" and "Governance" or upon written request to the Company, as set forth above under "—Code of Ethics." The Board of Directors has affirmatively determined that Messrs. Guido, Robbins, and Verner are independent under the Company's Independence Guidelines and Section 303A.02 of the NYSE Listed Company Manual, and are financially literate, as required by Section 303A.07(a) of the NYSE Listed Company Manual, as such qualification is interpreted by the Company's Board of Directors in its business judgment. In addition, the Board of Directors has determined that Messrs. Guido and Robbins are audit committee financial experts, as required by Item 407(d)(5) of Regulation S-K. The Board of Directors made this determination based on Messrs. Guido's and Robbins's qualifications and business experience, as briefly described above under "—Directors, Executive Officers and Other Significant Employees." The Audit Committee met eleven times during the fiscal year ended June 30, 2007.

ITEM 11.    EXECUTIVE COMPENSATION

Fiscal Year 2007 Summary Compensation Table

The following table sets forth compensation information for the Company's Chief Executive Officer, Chief Financial Officer and three other most highly compensated executive officers who were serving as executive officers as of June 30, 2007 (collectively, the "Named Executive Officers") in respect of fiscal year 2007.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards(1) ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation(2) ($)		All Other Compensation ($)		Total ($)
Richard Haddrill President and Chief Executive Officer	2007	998,000		—		3,134,598	1,537,597	—	(3)	37,750	(4)	5,707,945
Robert Caller Executive Vice President, Chief Financial Officer & Treasurer	2007	340,000		—		41,837	511,964	214,200		6,750	(5)	1,114,751
Michael Gavin Isaacs Executive Vice President and Chief Operating Officer	2007	269,385	(6)	10,000	(7)	163,010	294,005	193,723		150,000	(8)	1,080,123
Robert Luciano Chief Technology Officer	2007	250,000		50,000	(9)	—	1,986,900	171,000		—		2,457,900
Ramesh Srinivasan Executive Vice President, Bally Systems	2007	275,000		—		75,313	394,969	188,100		—		933,382

(1)
Amounts shown reflect the dollar value recognized, before forfeiture assumptions, by the Company for financial statement reporting purposes in accordance with SFAS 123R, for the fiscal year ended June 30, 2007. Assumptions used to determine these values can be found in Note 12, Share-Based Compensation, of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

(2)
Represents cash portion of annual incentive award earned for performance during fiscal year 2007 under the MIP.

(3)
The Haddrill Agreement does not contemplate participation in the MIP.

(4)
Includes one club membership fee paid for by the Company ($29,000), spousal travel ($2,000) and the Company's matching contribution to Mr. Haddrill's 401(k) ($6,750).

(5)
Represents Company's matching contribution to Mr. Caller's 401(k).

(6)
Represents Mr. Isaacs' pro-rated annual base salary since he commenced employment after the start of fiscal year 2007. Per the Isaacs Agreement, Mr. Isaacs' annual salary is $340,000 per year.

(7)
Represents signing bonus paid upon commencement of Mr. Isaacs' employment.

(8)
Pursuant to the Isaacs Agreement, Mr. Isaacs is entitled to $150,000 allowance to assist in transition from expatriate to permanent US-based employee.

(9)
Represents guaranteed bonus per the Luciano Agreement. For additional detail see "Compensation Discussion & Analysis—Individual Named Executive Officer Compensation—Annual Cash Incentive Programs."

Fiscal Year 2007 Grants of Plan-Based Awards

The following table sets forth information concerning awards of stock options and restricted stock made to each of the Named Executive Officers during fiscal year 2007.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
						All Other Stock Awards: Number of Shares of Stock or Units(2) (#)		All Other Option Awards: Number of Securities Underlying Options(2) (#)	Exercise or Base Price of Option Awards(3) ($/Sh)	Grant Date Fair Value of Stock and Option Awards(4)
Name	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)
Richard Haddrill			—	—	—	—		—	—	—
Robert Caller	8/9/2006 9/12/2006	8/9/2006 9/12/2006	81,600 —	204,000 —	346,800 —	— 2,461	(5)	— —	— —	— 41,837
Michael Gavin Isaacs	8/9/2006 9/1/2006 9/1/2006	8/9/2006 5/22/2006 5/22/2006	68,000 — —	170,000 — —	289,000 — —	— 50,000 —		— — 150,000	— — 15.73	— 786,500 1,418,580
Robert Luciano	8/9/2006	8/9/2006	60,000	150,000	255,000	—		—	—	—
Ramesh Srinivasan	8/9/2006 9/12/2006	8/9/2006 9/12/2006	66,000 —	165,000 —	280,500 —	— 3,172	(5)	— —	— —	— 53,924

(1)
Represents cash incentive opportunities under the Company's MIP plan.

(2)
All shares were issued under the Amended and Restated Plan with the exception of Mr. Isaacs' stock option grant. Mr. Isaacs' inducement grant of stock options was issued upon hire as permitted by the rules of the NYSE.

(3)
The exercise price reflects the closing price of a share of the Company's common stock on the grant date.

(4)
Represents the fair value of equity granted, determined in accordance with SFAS 123R, adjusted, however, to exclude the effects of estimated forfeitures. Assumptions used to determine these values can be found in Note 12, Share-Based Compensation, of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

(5)
Represents the portion of annual incentive paid in shares of restricted stock for performance during fiscal year 2006. The shares granted to Mr. Caller vested immediately upon grant, whereas the shares granted to Mr. Srinivasan vest on the first anniversary of the date of grant.

Employment Agreements with Named Executive Officers

The following contains brief summaries of certain provisions of the employment agreements with each of the Named Executive Officers. Provisions providing for severance and change in control payments are described in the "Potential Payments upon Termination or Change in Control at Fiscal Year-End 2007" section of this proxy.

Haddrill Employment Agreement.    On June 30, 2004, the Company entered into the Haddrill Agreement, effective as of October 1, 2004. The Haddrill Agreement provided for an initial salary of $980,000 per year, a grant of 500,000 stock options, $6,500,000 in RSUs and other benefits, and required Mr. Haddrill to purchase $1,000,000 of Company common stock in the open market using his personal funds. The Haddrill Agreement was amended on December 22, 2004 to provide for, among other things, a grant of an additional 300,000 stock options and $1,900,000 in RSUs. The Haddrill Agreement was amended for a second time effective as of June 13, 2005, to document the terms and conditions of the acceleration of certain of Mr. Haddrill's stock options, which was approved by the Board of Directors on June 13, 2005 as well as to conform the terms of Mr. Haddrill's RSUs to Section 409A of the Code.

On June 21, 2006, the Haddrill Agreement was amended for a third time. This amendment provided that Mr. Haddrill's term of employment was extended from October 1, 2007, to January 1, 2009 and that Mr. Haddrill's salary, beginning July 1, 2006, was increased from $980,000 to $998,000. This amendment also provided that, subject to the approval of the Compensation Committee, Mr. Haddrill would receive an additional 200,000 options to purchase common stock and a number of shares of restricted common stock having a value equal to $1,400,000 as of the date of grant.

The Haddrill Agreement also prohibits Mr. Haddrill from entering into business arrangements with specific competitors for a period of two years, or from engaging in activities that compete with the Company for one year after termination, regardless of the reason for termination. Mr. Haddrill is prohibited from soliciting the Company's customers, employees or consultants for one year after termination, regardless of the reason for termination.

Caller Employment Agreement.    On March 13, 2006, the Company entered into the Caller Agreement, effective as of April 1, 2006 through September 30, 2009. Pursuant to the Caller Agreement, Mr. Caller receives an annual salary of $340,000. For fiscal year 2007, Mr. Caller was guaranteed a minimum performance bonus of $160,000 under the MIP. For fiscal years 2008 and 2009, Mr. Caller's target performance bonus is $204,000, but with a maximum of $347,000. For the period from July 1, 2009 to September 30, 2009, Mr. Caller's bonus will be at least $51,000. The Company may pay up to 30% of any performance bonus in shares of restricted stock. Mr. Caller also received a one time signing bonus payment of $100,000, subject to certain relocation conditions, as well as reimbursement for expenses incurred in connection with trips related to his relocation to Las Vegas. Mr. Caller also received a grant of 175,000 stock options pursuant to the Caller Agreement.

The Caller Agreement prohibits Mr. Caller from engaging in activities that compete with the Company for one year after termination for Cause or upon voluntary termination, and for the duration he receives salary continuation after a termination without Cause. Mr. Caller is prohibited from soliciting the Company's customers, employees or consultants for one year after termination, regardless of the reason for termination.

Isaacs Employment Agreement.    On June 19, 2006, the Company entered into the Isaacs Agreement, effective September 1, 2006. Pursuant to the Isaacs Agreement, Mr. Isaacs receives an annual salary of $340,000 and is entitled to participate in the MIP as well as the Company's employee benefit programs. Mr. Isaacs target performance bonus is $204,000 per year, but with a maximum of $347,000 per year. The Company may pay up to 30% of the amount of any bonus in restricted stock. Mr. Isaacs also received a one time signing bonus payment of $10,000 and receives an annual allowance of $150,000 for a period of two years in respect of his transition to becoming a permanent United States-based employee. Mr. Isaacs also received a grant of 150,000 options as well as 50,000 shares of the Company's restricted stock pursuant to the Isaacs Agreement.

The Isaacs Agreement prohibits Mr. Isaacs from soliciting the Company's customers, employees or consultants for one year after termination, regardless of the reason for termination.

Luciano Employment Agreement.    On March 2, 2004, the Company entered into the Luciano Agreement. The Luciano Agreement provides for a base salary, which is currently set at $250,000 per year, an annual bonus of $50,000 and participation in the MIP. On April 13, 2005, the Company entered into an amendment to the Luciano Agreement (the "Luciano Amendment") providing for, among other things, the grant of 600,000 stock options.

The Luciano Agreement prohibits Mr. Luciano from engaging in activities that compete with the Company for three and one half years from March 2, 2004, and one year after termination for Cause or upon voluntary termination. The Luciano Agreement also provides that the Company may elect to extend the non-competition period for an additional 12 months beyond its then current term by agreeing to pay Mr. Luciano an additional $250,000 and the continued vesting of all option awards if the election occurs prior to the termination of Mr. Luciano without Cause. Mr. Luciano is prohibited from soliciting the Company's customers, employees or consultants for six months after termination, regardless of the reason for termination.

Srinivasan Employment Agreement.    On March 9, 2005, the Company entered into the Srinivasan Agreement. The Srinivasan Agreement provides for a base salary, which is currently set at $275,000 per year, an annual bonus of up to 100% of Mr. Srinivasan's base salary, but in no case less than $50,000, as well as participation in the MIP. Mr. Srinivasan also received a grant of 300,000 stock options and 20,000 shares of restricted stock pursuant to the Srinivasan Agreement.

The Srinivasan Agreement prohibits Mr. Srinivasan from engaging in activities that compete with the Company for one year after termination for Cause or upon voluntary termination, and for the duration he receives salary continuation after a termination without Cause. Mr. Srinivasan is prohibited from soliciting the Company's customers, employees or consultants for one year after termination, regardless of the reason for termination.

Outstanding Equity Awards at Fiscal Year-End 2007

The following table sets forth the outstanding equity awards held by the Named Executive Officers as of June 30, 2007.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(1) ($)
Richard Haddrill	50,000 195,000 405,000 95,000 133,333 35,000 — — —	— — — — 166,667 — 200,000 — —	(2) (3)	$15.55 24.65 17.16 17.16 13.35 14.77 15.07 — —	4/23/2013 4/8/2011 6/30/2014 10/27/2014 12/22/2014 6/13/2015 6/21/2016 — —	— — — — — — — 125,677 92,654	(4) (5)	$	— — — — — — — 3,320,386 2,447,919
Robert Caller	70,000	105,000	(6)	16.99	4/3/2016	—			—
Michael Gavin Isaacs	— —	150,000 —	(7)	15.73 —	9/1/2016 —	— 50,000	(8)		— 1,321,000
Robert Luciano	240,000 120,000	360,000 480,000	(9) (10)	11.16 14.27	1/18/2015 7/1/2015	— —			— —
Ramesh Srinivasan	195,000 — —	105,000 — —	(11)	11.30 — —	3/9/2015 — —	— 10,000 3,172	(12) (13)		— 264,200 83,804

(1)
Calculated based on the closing price of a share of Company common stock of $26.42 on June 29, 2007.

(2)
Stock options vest and become exercisable on October 1, 2007.

(3)
Stock options vest and become exercisable as to 66,667 shares on each of February 28, 2008 and July 31, 2008 and 66,666 shares on January 1, 2009.

(4)
RSUs vest on October 1, 2007.

(5)
Restricted stock vests as to 26,499 shares on July 1, 2008 and 66,155 shares on January 1, 2009.

(6)
Stock options vest and become exercisable as to 50,000 shares on June 30, 2008 and 55,000 shares on September 30, 2009.

(7)
Stock options vest and become exercisable in four equal installments of 37,500 shares on each of September 1, 2007, September 1, 2008, September 1, 2009 and September 1, 2010.

(8)
Restricted stock vests as to 25,000 shares on September 1, 2008 and 12,500 shares on each of September 1, 2009 and September 1, 2010.

(9)
Stock options vest and become exercisable in three equal installments of 120,000 shares on each of January 18, 2008, January 18, 2009, and January 18, 2010.

(10)
Stock options vest and become exercisable in four equal installments of 120,000 shares on each of July 1, 2007, July 1, 2008, July 1, 2009, and April 13, 2010.

(11)
Stock options vest and become exercisable as to 70,000 shares on March 9, 2008 and 35,000 shares on September 2, 2008.

(12)
Restricted stock vests in its entirety on September 2, 2008.

(13)
Restricted stock vests in its entirety on September 12, 2007.

Option Exercises and Stock Vested in Fiscal Year 2007

The following table sets forth information concerning value realized by each of the Named Executive Officers upon the vesting of stock awards during fiscal year 2007. No Named Executive Officer exercised any stock options during fiscal year 2007.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Richard Haddrill	—	—	203,930	(1)	3,735,503
Robert Caller	—	—	2,461	(2)	41,837
Michael Gavin Isaacs	—	—	—		—
Robert Luciano	—	—	—		—
Ramesh Srinivasan	—	—	—		—

(1)
Represents RSUs which vested during fiscal 2007. 78,254 RSUs vested on October 25, 2006 upon the Compensation Committee's determination that Mr. Haddrill had attained the strategic measures necessary to qualify for accelerated vesting including completion of the approved SOX remediation plan, development of succession assessment and process for key executive positions, and development of a three-year industry and business growth assessment, and 125,676 RSUs vested on October 1, 2006. RSUs are mandatorily deferred pursuant to the Haddrill Agreement.

(2)
Represents shares of restricted stock issued as a bonus for performance during fiscal year 2006 which vested immediately upon grant on September 12, 2006.

Fiscal Year 2007 Non-Qualified Deferred Compensation

The following table sets forth information regarding deferrals by the Named Executive Officers under Non-Qualified Deferred Compensation Plans during fiscal year 2007.

Name	Executive Contributions in Last FY ($)		Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)		Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Richard Haddrill(1)	$3,735,521	(2)	—	$4,460,047	(3)	—	$12,843,105	(4)
Robert Caller	—		—	—		—	—
Michael Gavin Isaacs	—		—	—		—	—
Robert Luciano	—		—	—		—	—
Ramesh Srinivasan	—		—	—		—	—

(1)
Deferrals made pursuant to the Haddrill Agreement, which requires mandatory deferral of RSUs upon vesting. The Company does not maintain any other deferred compensation plans or arrangements for the Named Executive Officers.

(2)
Represents the market value of shares deliverable in settlement of RSUs at their vesting date, where the executive is required to defer settlement to a future date. Such a deferral has the effect of delaying the date at which the Company will deliver shares to the executive in settlement, but does not result in additional compensation expense for financial reporting purposes in connection with the award or enhance the value of the award to the executive except by virtue of the delay in taxation. Contribution amount includes $2,584,228 in compensation as reported in the Summary Compensation Table for Fiscal Year 2007.

(3)
Represents earnings on deferred shares from the date of vesting, to the extent it occurred in fiscal year 2007, based on the change in stock price between vesting and fiscal year end.

(4)
Represents balance of RSUs required to be deferred. RSUs will be issued as to 75% of shares on the later of (i) October 1, 2007, (ii) the first date payment is no longer subject to limits of section 162(m) of the Code, or (iii) if before October 1, 2007, upon termination and payment no longer being subject to Section 162(m) of the Code. The remaining RSUs will be issued the later of (i) October 1, 2008, (ii) the first date payment is no longer subject to the limit of Section 162(m) of the Code, or (iii) if before October 1, 2008, upon termination and payment no longer being subject to 162(m) of the Code. Balance amount includes $2,584,228 in compensation as reported in the Summary Compensation Table for Fiscal Year 2007.

Potential Payments upon Termination or Change in Control at Fiscal Year-End 2007

The following tables set forth certain information regarding potential payments and other benefits that would have been provided to each of the Named Executive Officers upon a change in control of the Company and/or upon a termination of the Named Executive Officer's employment at fiscal year-end 2007. For purposes of this section, "CIC" shall mean a change in control of the Company. All other capitalized terms included in quotes are defined following the summary of the respective agreement.

Haddrill Employment Agreement.    The Haddrill Agreement, as amended, provides that if Mr. Haddrill's employment is terminated by the Company other than for cause or by Mr. Haddrill for "Good Cause," Mr. Haddrill will receive severance pay in an amount equal to his base salary for one year from the date of termination or until the expiration of the term of the Haddrill Agreement, whichever occurs first. Further, Mr. Haddrill shall be entitled to retain the rights granted under the RSUs provided that the vesting of the RSUs shall be pro rated through the twelve-month period following the month in which the termination occurs, and the sales restrictions on the stock options granted pursuant to the Haddrill Agreement, as amended, shall lapse as to a pro rata portion of such options through the date of termination. Upon a "Change in Control," Mr. Haddrill will receive a payment of $980,000 and will be entitled to retain all of the RSUs and stock options granted pursuant to the Haddrill Agreement, all of which will vest immediately upon the Change in Control, and the sale restrictions on the stock options will immediately lapse. To the extent any excise taxes are imposed under Section 4999 of the Code, Mr. Haddrill will be entitled to additional payments to offset the additional excise taxes and additional income taxes or interest penalties associated with the additional payments.

Post-employment Payments—Richard Haddrill

Executive Payments and Benefits upon Termination/CIC	Involuntary Termination for Cause	Involuntary Termination Without Cause	CIC without Termination		CIC with Termination for Good Reason or Without Cause		Death	Disability
Severance	$0	$998,000	$998,000		$998,000		$998,000	$998,000
Long-term Incentive(1)
—Acceleration of Unvested Stock Options	0	2,178,338	4,448,338	(2)	4,448,338		0	4,448,338	(4)
—Acceleration of Unvested RS/RSUs	0	5,197,124	5,768,305		5,768,305		0	5,768,305	(4)
280G Tax Gross-up	N/A	N/A	0	(3)	0	(3)	N/A	N/A

Total	$0	$8,373,462	$11,214,643		$11,214,643		$998,000	$11,214,643

(1)
Equity awards valued at the closing price of a share of Company stock of $26.42 as of June 30, 2007. Amount represents the intrinsic value of stock options vesting at termination.

(2)
Mr. Haddrill's 2004 equity awards were issued prior to the Plan Amendment which eliminated accelerated vesting upon a CIC. Therefore, the Plan Amendment does not apply this equity award.

(3)
Under the Haddrill Agreement, if payments are subject to excise taxes imposed under Section 4999 of the Code the Company will pay Mr. Haddrill an additional "gross-up" amount so that his after-tax benefits are the same as though no excise tax had applied. As of June 30, 2007, no gross-up payment is required.

(4)
If Permanently Disabled, Mr. Haddrill would receive severance payments and accelerated vesting on previously issued equity awards. If Mr. Haddrill is unable to discharge his duties for six or more consecutive months or for non-continuous periods aggregating to twenty-two weeks in any twelve month period as a result of illness or incapacity, Mr. Haddrill would be entitled only to severance.

  For purposes of the Haddrill Agreement:

  •
  "Change of Control" means (i) the acquisition, directly or indirectly, by any unaffiliated person, entity or group of beneficial ownership of more than 50% of the combined voting power of the Company's then outstanding voting securities entitled to vote generally in the election of directors; (ii) consummation of (1) a reorganization, merger or consolidation of the Company, or (2) a liquidation or dissolution of the Company or (3) a sale of all or substantially all of the assets of the Company (whether such assets are held directly or indirectly) to any unaffiliated person, entity or group; or (iii) the individuals who as of the date of the Haddrill Agreement are members of the Board of Directors (together with any directors elected or nominated by a majority of such individuals) cease for any reason to constitute at least a majority of the members of the Board of Directors; except that any event or transaction which would be a "Change of Control" under (i) or (ii) (1) of this definition, shall not be a Change of Control if persons who were the equity holders of the Company immediately prior to such event or transaction (other than the acquiror in the case of a reorganization, merger or consolidation), immediately thereafter, beneficially own more than 50% of the combined voting power of the Company's or the reorganized, merged or consolidated company's then outstanding voting securities entitled to vote generally in the election of directors.

  •
  "Good Cause" means the occurrence of any one or more of the following events without the consent of Mr. Haddrill: (i) the assignment to Mr. Haddrill of any duties materially inconsistent with his duties and position as set forth in the Haddrill Agreement (including, without limitation, status, titles and reporting requirements), or any other action by the Company that results in a material diminution in such duties or position, excluding for this purpose isolated and inadvertent action not taken in bad faith and remedied by the Company promptly after receipt of notice thereof given by Mr. Haddrill; (ii) a reduction by the Company in Mr. Haddrill's base salary or participation in any other compensation plan, program, arrangement or benefit below that Mr. Haddrill is entitled to under the Haddrill Agreement; (iii) the Company's requiring Mr. Haddrill to be based anywhere other than the Las Vegas, Nevada area, except for reasonably required travel on business of the Company; or (iv) any material breach by the Company of any provision of the Haddrill Agreement and such breach continues for a period of thirty (30) days after the Company's receipt of written notice from Mr. Haddrill providing a reasonable description of the material breach claimed by Mr. Haddrill.

Caller Employment Agreement.    If Mr. Caller's employment is terminated without "Cause" or if Mr. Caller terminates his employment as a result of a "Diminution of Duties" occurring within one year following a "Change in Control," he shall continue to receive his salary for one year immediately following such termination, unless such termination occurs on or after September 30, 2008, in which case he will only receive such payments until September 30, 2009. In the event Mr. Caller terminates his employment as a result of a Diminution of Duties occurring within one year following a Change in Control, each unvested installment of options granted pursuant to the Caller Agreement will be deemed to have vested on the date of such termination and shall be exercisable for one year from such date. If Mr. Caller's employment is terminated without Cause, any installment that would have vested within one year of the date of termination will vest and, along with any other previously vested options, shall be exercisable for one year thereafter. If Mr. Caller's employment is terminated with Cause or if he quits for any reason, he will have ninety days to exercise any options that have vested as of the date of such termination.

Post-employment Payments—Robert Caller

Executive Payments and Benefits upon Termination/CIC	Involuntary Termination for Cause	Involuntary Termination Without Cause		CIC without Termination	CIC with Termination for Good Reason or Without Cause	Death	Disability
Severance	$0	$340,000		$0	$340,000	$0	$0
Long-term Incentive(1)
—Acceleration of Unvested Stock Options	0	471,500	(2)	0	943,000	0	943,000
—Acceleration of Unvested RS/RSUs	0	0		0	0	0	0
280G Tax Gross-up	N/A	N/A		N/A	N/A	N/A	N/A

Total	$0	$811,500		$0	$1,283,000	$0	$943,000

(1)
Equity awards valued at the closing price of a share of Company stock of $26.42 as of June 30, 2007. Amount represents the intrinsic value of stock options vesting at termination.

(2)
Pursuant to the Caller Agreement, upon termination without Cause, options that would have vested within one year of termination will vest.

  For purposes of the Caller Agreement:

  •
  "Cause" means the occurrence of any of the following events as determined by the Company, upon reasonable investigation, in its judgment and discretion, (i) a substantial act or omission which is dishonest or fraudulent against the Company; (ii) a conviction of a felony or conviction of a gross misdemeanor involving moral turpitude or criminal conduct against any person or property, including without limitation, the Company; (iii) a substantial act or omission that constitutes willful misconduct in the performance of Mr. Caller's job responsibilities or material failure to adhere to the Company's legal policies; (iv) any improper or illegal act, omission or pattern of conduct in the performance of Mr. Caller's job responsibilities, which is not remedied by Mr. Caller within thirty days of Mr. Caller's receipt of written notice from the Company; (v) a breach of the Company's then-current corporation employment policies, procedures and rules; (vi) any material breach of the Caller Agreement by Mr. Caller; or (vii) failure to comply with any provision of the gaming laws of the State of Nevada or the rules and regulations of the Nevada Gaming Control Board or the Nevada Gaming Commission or any gaming law, ordinance, rule or regulation of any city or county having jurisdiction, or the gaming laws, regulations and rules of any other nation, state, county or other jurisdiction in which the Company may be doing business at any time which will materially and negatively affect the registration and licensing of the Company.

  •
  "Change of Control" means the occurrence of any of the following events: (i) the consummation of a tender for or purchase of more than fifty percent (50%) of the Company's capital stock by a third party, excluding the initial public offering by the Company of any class of its capital stock; (ii) a merger, consolidation or recapitalization of the Company such that the stockholders of the Company immediately prior to the consummation of such transaction possess less than fifty percent of the voting securities of the surviving entity immediately after the transaction; or (iii) the sale, lease or other disposition of all or substantially all of the assets of the Company.

  •
  A "Diminution of Duties" means any change in Mr. Caller's title, job duties and responsibilities that alters or modifies his employment duties and responsibilities with the Company, including any salary reduction, in any manner that results in a material diminution or reduction of his work duties and responsibilities that occurs following a Change of Control of the Company.

Isaacs Employment Agreement.    If Mr. Isaacs' employment is terminated without "Cause" or if Mr. Isaacs terminates his employment as a result of and within one year of a reduction in salary, he shall continue to receive his salary for one year immediately following such termination. Mr. Isaacs shall also be entitled to one year of salary upon cessation of his employment if (i) Mr. Isaacs' salary is less than $490,000 at the second anniversary of the effective date of the Isaacs Agreement, (ii) Mr. Isaacs terminates his employment within 30 days of such second anniversary and (iii) the Company elects to make such payments as consideration for Mr. Isaacs agreement not to compete for a period of one year from the date of termination. Any such payments subsequent to termination shall be subject to offset in respect of any income Mr. Isaacs earns from any other employment during such one year period.

Post-employment Payments—Michael G. Isaacs

Executive Payments and Benefits upon Termination/CIC	Involuntary Termination for Cause	Involuntary Termination Without Cause		CIC without Termination		CIC with Termination for Good Reason or Without Cause		Death	Disability
Severance	$0	$340,000		$0		$340,000		$0	$0
Annual Allowance	0	150,000	(1)	0		150,000	(1)	0	0
Long-term Incentive(2)
—Acceleration of Unvested Stock Options	0	0		1,603,500	(3)	1,603,500		0	1,603,500
—Acceleration of Unvested RS	0	0		1,321,000		1,321,000		0	1,321,000
280G Tax Gross-up	N/A	N/A		N/A		N/A		N/A	N/A

Total	$0	$490,000		$2,924,500		$3,414,500		$0	$2,924,500

(1)
Pursuant to the Isaacs Agreement, Mr. Isaacs' is entitled to $150,000 allowance to assist in transition from expatriate to permanent US-based employee. This amount would have been paid quarterly during fiscal 2008.

(2)
Equity awards valued at the closing price of a share of Company stock of $26.42 as of June 30, 2007. Amount represents the intrinsic value of stock options vesting at termination.

(3)
Mr. Isaacs' equity awards were issued prior to the Plan Amendment which eliminated accelerated vesting upon a CIC. Therefore, the Plan Amendment does not apply to his equity awards.

For purposes of the Isaacs Agreement, "Cause" means any of the following: (i) an act or omission which is dishonest or fraudulent involving work related conduct or the commission by Mr. Isaacs of any act or the suffering by him of any occurrence or state of facts, which renders him incapable of performing his duties under the Isaacs Agreement, or which adversely affects or could reasonably be expected to adversely affect the Company's business reputation; (ii) a formal charge or conviction of a felony, a gross misdemeanor involving moral turpitude or criminal conduct against any person or property, including without limitation, the Company; (iii) Mr. Isaacs failure to diligently or effectively perform and comply with his duties under any provision of the Isaacs Agreement or any duty as directed from time to time by the Company, including the Company's then current policies, procedures and rules; (iv) any breach by Mr. Isaacs of any of the terms of, or the failure to perform any covenant contained in, the Isaacs Agreement; (v) Mr. Isaacs disclosure, improper use or of or failure to protect the Company's confidential, proprietary or trade secret information; (vi) Mr. Isaacs death or upon some other condition which renders him unable to perform the essential functions of his job, with or without accommodation; (vii) failure to comply with any provision of the gaming laws of the State of Nevada or the rules and regulations of the Nevada Gaming Control Board or the Nevada Gaming Commission or any gaming law, ordinance, rule or regulation of any city or county having jurisdiction, or the gaming laws, regulations and rules of any other nation, state, county or other jurisdiction in which the Company may be doing business at any time which will materially and negatively affect the registration and licensing of the Company, including failure to maintain or have suspended, revoked or denied any applicable license, permit or card required by the state or a political subdivision thereof; or (viii) Mr. Isaacs' commission of any action or the existence of any state of facts which would constitute "cause" under Nevada law.

Luciano Employment Agreement.    If Mr. Luciano is terminated without "Cause" he will receive severance benefits in an amount determined by annualizing the amount Mr. Luciano would have received in respect of the number of full months served in the fiscal year in which he is terminated. The Luciano Amendment also provides that if Mr. Luciano is terminated without cause, any stock options that had vested at the time of termination shall remain outstanding and exercisable until the first anniversary of the date of termination, but in no event beyond the original term of such options.

Post-employment Payments—Robert Luciano

Executive Payments and Benefits upon Termination/CIC	Involuntary Termination for Cause	Involuntary Termination Without Cause		CIC without Termination		CIC with Termination for Good Reason or Without Cause		Death	Disability
Severance	$0	$250,000		$0		$250,000		$0	$0
Management Incentive Payout	0	171,000	(1)	0		150,000	(1)	0	0
Long-term Incentive(2)
—Acceleration of Unvested Stock Options	0	0		11,325,600	(3)	11,325,600		0	11,325,600
—Acceleration of Unvested RS	N/A	N/A		N/A		N/A		N/A	N/A
280G Tax Gross-up	N/A	N/A		N/A		N/A		N/A	N/A

Total	$0	$421,000		$11,325,600		$11,725,600		$0	$11,325,600

(1)
Pursuant to the Luciano Agreement, Mr. Luciano is entitled to a pro-rata payout under the MIP based on actual performance.

(2)
Equity awards valued at the closing price of a share of Company stock of $26.42 as of June 30, 2007. Amount represents the intrinsic value of stock options vesting at termination.

(3)
Mr. Luciano's equity awards were issued prior to the Plan Amendment which eliminated accelerated vesting upon a CIC. Therefore, the Plan Amendment does not apply to his equity awards.

For purposes of the Luciano Agreement, "Cause" means any of the following events, as determined by the Company, upon reasonable investigation, in its judgment and discretion, (i) a material act or omission which is dishonest or fraudulent against the Company; (ii) a conviction of a felony or conviction of a gross misdemeanor involving moral turpitude or criminal conduct against any person or property, including without limitation, the Company; (iii) a substantial act or omission that constitutes willful misconduct in the performance of Mr. Luciano's job responsibilities or material failure to adhere to Company policies; (iv) a substantial act, omission or pattern of conduct in the performance of Mr. Luciano's job responsibilities, which constitutes failure to meet satisfactory, work standards, of which Mr. Luciano shall have thirty days written notice from the Company to effect a cure thereof; (v) any material breach of the Luciano Agreement, of which Mr. Luciano shall have thirty days after written notice describing the particulars of the default to effect a cure thereof; and (vi) failure to comply with any provision of the gaming laws of the State of Nevada or the rules and regulations of the Nevada Gaming Control Board or the Nevada Gaming Commission or any gaming law, ordinance, rule or regulation of any city or county having jurisdiction, or the gaming laws, regulations and rules of any other nation, state, county or other jurisdiction in which the Company may be doing business at any time which will materially and negatively affect the registration and licensing of the Company, of which Mr. Luciano shall have thirty days' written notice from the Company to effect a cure thereof.

Srinivasan Employment Agreement.    If Mr. Srinivasan's employment is terminated without "Cause" or if he resigns following a "Change in Control" or "Material Diminution of Duties," Mr. Srinivasan will receive an amount equal to his base salary for the twelve months after the date of termination, offset by any compensation he receives that is attributable to other employment during the six-month period that begins six months after the date of termination. In addition, upon the occurrence of a Change in Control, Mr. Srinivasan shall be entitled to receive any additional acceleration in benefits, financial packages, stock options and restricted stock, and compensation accorded to the Company's other senior executives, except for those that may be accorded to the Company's Chief Executive Officer and Chief Financial Officer.

Post-employment Payments—Ramesh Srinivasan

Executive Payments and Benefits upon Termination/CIC	Involuntary Termination for Cause	Involuntary Termination Without Cause	CIC without Termination		CIC with Termination for Good Reason or Without Cause	Death	Disability
Severance	$0	$275,000	$0		$275,000	$0	$0
Long-term Incentive(1)
—Acceleration of Unvested Stock Options	0	0	1,587,600	(2)	1,587,600	0	1,587,600
—Acceleration of Unvested RS/RSUs	0	0	348,004	(2)	348,004	0	348,004
280G Tax Gross-up	N/A	N/A	N/A		N/A	N/A	N/A

Total	$0	$275,000	$1,935,604		$2,210,604	$0	$1,935,604

(1)
Equity awards valued at the closing price of a share of Company stock of $26.42 as of June 30, 2007. Amount represents the intrinsic value of stock options vesting at termination.

(2)
Mr. Srinivasan's equity awards were issued prior to the Plan Amendment which eliminated accelerated vesting upon a CIC. Therefore, the Plan Amendment does not apply to his equity awards.

  For the purposes of the Srinivasan Agreement:

  •
  "Cause" means any of the following: (i) Mr. Srinivasan's clear and substantiated insubordination, fraud, disloyalty, dishonesty, willful misconduct, or gross negligence in the performance of his duties under the Srinivasan Agreement, including willful failure to perform such duties as may properly be assigned to him under the Srinivasan Agreement; (ii) Mr. Srinivasan's material breach of any material provision of the Srinivasan Agreement; (iii) Mr. Srinivasan's failure to qualify (or having so qualified being thereafter disqualified) under any suitability or licensing requirement of any jurisdiction or regulatory authority to which he may be subject by reason of his position with the Company and its affiliates or subsidiaries; (iv) Mr. Srinivasan's commission of a crime against the Company or violation of any law, order, rule, or regulation pertaining to the Company's business; (v) Mr. Srinivasan's inability to perform the job functions and responsibilities assigned in accordance with reasonable standards established from time to time by the Company in its sole and reasonable discretion; and (vi) the Company's obtaining from any reliable source accurate information with respect to Mr. Srinivasan that would, in the reasonable opinion of the Company, jeopardize the gaming licenses, permits, or status of the Company or any of its subsidiaries or affiliates with any gaming commission, board, or similar regulatory or law enforcement authority.

  •
  "Change of Control" means any of the following: (i) the date the stockholders of the Company (or the Board of Directors, if stockholder action is not required) approve a plan or other arrangement pursuant to which the Company will be dissolved or liquidated; (ii) the consummation of the sale, lease, or other disposition of all or substantially all of the assets of the Company; (iii) the tender of more than 50 percent of the Company's capital stock to a non-affiliate or a merger, consolidation, or recapitalization of the Company with a non-affiliate such that the stockholders of the Company immediately prior to the consummation of such transaction possess less than 50 percent of the voting securities of the surviving entity immediately after the transaction; or (iv) the individuals who, as of the date of the Srinivasan Agreement, were members of the Board of Directors cease for any reason to constitute at least a majority of the Board of Directors.

  •
  "Diminution of Duties" means that Mr. Srinivasan's duties shall be deemed to have been materially diminished if he no longer reports to the president and chief executive officer of the Company or if his position or title or duties are otherwise substantially diminished.

Directors' Compensation

The Company's directors who are also employees generally are not separately compensated for their services as directors. Mr. Haddrill, the only director who is also an employee, did not receive separate compensation for his services as a director during fiscal year 2007.

As of the beginning of fiscal year 2007, generally, subject to certain exceptions discussed below under "—Other Arrangements," each non-management director received $50,000 per year plus $5,000 per year for each committee on which such non-management director served, except that the chairman of each committee received $10,000 for committee service. Each new non-employee director received a grant of 50,000 stock options upon appointment to the Board of Directors. Each non-employee director also received an annual grant of 30,000 stock options, prorated for a non-employee director whose service is less than one year. All options granted to directors vest upon grant and remain exercisable for the full term of the director's appointment or election, whether or not the director continues to serve as a director, unless the director resigns or is removed before the expiration of his or her term, in which event the options expire sixty days after resignation or removal.

On February 22, 2007, the Board of Directors revised the non-employee director compensation package to increase the Chairman of the Audit Committee's annual fee to $25,000.

On May 3, 2007, the Board of Directors revised the non-employee director compensation package to provide that future annual equity grants will be comprised of $125,000 of restricted stock which vests over one year. In addition, each non-employee director will receive annually $125,000 worth of stock options vested upon grant. The number of stock options is to be determined by dividing $125,000 by the then current Black-Scholes value of the Company. Newly elected directors will continue to receive 50,000 stock options upon appointment to the Board of Directors, which vest in equal installments over a three-year period, and they will receive a pro-rated annual equity grant.

On December 19, 2007, the Board of Directors modified the fee for membership in the Office of the Chairman to $25,000 per year. Additionally, the Chairman of the Board of Directors' compensation was modified to provide for the same fees and equity awards as other non-employee directors as well as an additional annual fee of $85,000. To encourage stock ownership, the Board of Directors also approved a plan in December 2007 pursuant to which non-employee directors may elect to receive restricted stock, which vests over one year, in lieu of fees. For calendar year 2009 and beyond, directors will be eligible to elect to receive stock in lieu of fees in the year prior to receipt of the award, on a dollar for dollar basis, using the closing stock price on the first trading day in January. For calendar year 2008, the stock price used will be the closing stock price during the ten-day trading period prior to the election.

Directors are also reimbursed for their reasonable out-of-pocket expenses incurred on Company business. The Company may grant both employee and non-employee directors additional cash compensation and options as time commitments, responsibilities and other circumstances may warrant.

Other Arrangements.    Effective July 1, 2004, the Company entered into an agreement with Mr. Robbins pursuant to which he agreed to serve as the Chairman of the Board of Directors and as a member of the Office of the Chairman. This agreement terminated on December 31, 2007 pursuant to its terms. Pursuant to this agreement Mr. Robbins received, in lieu of any other fees, total fees of $325,000 per year for such services.

Also effective July 1, 2004, the Company entered into an agreement with Mr. Kirschbaum pursuant to which he agreed to serve as a member of the Office of the Chairman for a period of three and one-half years. Pursuant to this agreement Mr. Kirschbaum received fees of $100,000 per year for such services. The Company made its last payment under this agreement in August 2006 following Mr. Kirschbaum's death.

In November 2006, the Company entered into an agreement with Mr. Verner pursuant to which he agreed to serve as a member of the Office of the Chairman until December 31, 2007. Pursuant to this appointment, Mr. Verner received fees of $75,000 for such services, payable in restricted stock, with the number of shares to be determined based on the average closing price for the twenty trading days preceding the agreement.

Fiscal Year 2007 Director Compensation

The following table sets forth the compensation earned by the Company's directors in respect of their services as such during fiscal year 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1)(2)(3) ($)	Option Awards(1)(2)(4) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Jacques André	69,167	20,096	125,339	—	—	214,602
Robert L. Guido	48,125	20,096	512,494	—	—	580,715
Joel Kirschbaum(5)	100,000	—	—	—	—	100,000
Stephen Race(6)	45,833	—	—	—	—	45,833
David Robbins	325,000	20,096	125,339	—	—	470,435
Kevin Verner	69,167	59,966	125,339	—	—	254,472

(1)
Amounts shown reflect the dollar value recognized, before forfeiture assumptions, by the Company for financial statement reporting purposes in accordance with SFAS 123R, for the fiscal year ended June 30, 2007. Assumptions used to determine these values can be found in Note 12, Share-Based Compensation, of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

(2)
The grant date fair value of the equity awards granted in fiscal 2007 to Mr. Robbins and Mr. André computed in accordance with SFAS 123R, was $124,985 for stock awards and $125,339 for option awards. The grant date fair value of the equity awards we granted to Mr. Verner in fiscal 2007 was $199,282 for stock awards and $125,339 for option awards. The grant date fair value of the equity awards granted to Mr. Guido in fiscal 2007 was $124,985 for stock awards and $512,494 for option awards.

(3)
The number of restricted shares outstanding for each of the non-employee directors as of June 30, 2007 were as follows: Messrs. Robbins, André and Guido, 5,355; and Mr. Verner, 9,136.

(4)
The number of stock options outstanding for the non-employee directors as of June 30, 2007 were as follows: Mr. Robbins, 477,958; Mr. André, 338,958; Mr. Verner, 311,814; and Mr. Guido, 54,922.

(5)
Mr. Kirschbaum passed away in 2006 and upon his death all outstanding option awards vested. Therefore, as of June 30, 2007, there were no outstanding equity awards attributed to him.

(6)
Mr. Race elected not to stand for re-election at the 2006 Annual Meeting of Stockholders and ceased serving as a director effective May 3, 2007.

COMPENSATION DISCUSSION AND ANALYSIS

The Company's Compensation Philosophy & Objectives

The Company's compensation program for executive officers, which has been endorsed by the Compensation Committee of the Board of Directors (the "Compensation Committee"), is designed to enhance stockholder value by tying a large portion of senior executive compensation to the Company's overall performance, as reflected in the value of the Company's common stock. In furtherance of this objective, the Company provides competitive opportunities with respect to salary, annual incentive/bonus, and grants of long-term incentives upon hire and periodically during the term of employment in comparison to both peer organizations within the gaming and technology industries and similarly sized companies. The Company believes this compensation structure enables the Company to attract and retain key executives critical to the Company's long-term vision and success, and to motivate its executives to enhance long-term stockholder value by focusing on growth, productivity, profitability and operating margins.

Role of the Compensation Committee

General.    The Compensation Committee, which is comprised of three independent members of the Company's Board of Directors, as discussed in greater detail under "Board of Directors—Director Independence" is responsible for, among other things,

  •
  The review and approval of the Company's compensation philosophy;

  •
  The approval of all executive compensation plans and structures, including that of the Company's and its subsidiaries' executives and senior management;

  •
  The approval of bonus criteria and annual and long-term incentive performance metrics, as well as payouts thereunder; and

  •
  The approval of other executive benefit plans, including perquisites and retirement benefits.

The Compensation Committee, in consultation with Pearl Meyer & Partners, the independent executive compensation consultant it has retained, also analyzes the reasonableness of the Company's overall executive compensation package. The Compensation Committee's functions are more fully set forth in its charter which has been approved by the Board of Directors, as discussed under "Board of Directors—Committees of the Board—Compensation Committee."

While the Chief Executive Officer and other senior executive officers may attend meetings of the Compensation Committee, the ultimate decisions regarding executive officer compensation are made solely by the Compensation Committee. These decisions are based not only on the Compensation Committee's deliberations, but also from input requested from outside advisors, including its independent compensation consultant, with respect to, among other things, market data analyses. The final decisions relating to the Chief Executive Officer's compensation are made in executive session of the Compensation Committee without the presence of management. Decisions regarding the other executive officers are typically made by the Compensation Committee after considering recommendations from the Chief Executive Officer.

Compensation Consultants.    The Compensation Committee historically engages the services of an independent compensation consulting firm to advise it in connection with making executive compensation determinations. The Compensation Committee retained the services of Pearl Meyer & Partners with respect to fiscal years 2007 and 2008. The Chairman of the Compensation Committee defines the scope of any consultant's engagement. The responsibilities may include, among other things, advising on issues of executive or Board of Directors compensation, equity compensation structure or preparing compensation disclosure for inclusion in the Company's SEC filings.

The Compensation Committee retained Pearl Meyer & Partners directly. However, in fulfilling its responsibilities, Pearl Meyer & Partners may interact with management or the Company's other outside advisors to the extent necessary or appropriate. The Company's management has not retained Pearl Meyer & Partners to perform any consulting or advisory services in fiscal year 2007 nor fiscal year-to-date 2008.

Compensation Structure

Although the final structure may vary from year to year and officer to officer, the Compensation Committee utilizes three main components for executive officer compensation:

  •
  Base Salary—fixed pay that takes into account an individual's duties and responsibilities, experience, expertise and individual performance;

  •
  Annual Incentive/Bonus, for officers other than the Chief Executive Officer—variable cash compensation that takes into account both the Company's and the individual's performance; and

  •
  Long-Term Incentives—stock-based awards including both stock options and restricted stock that reflect the performance of the Company's common stock and align executive officer and stockholder interests.

For fiscal year 2007, the final level and mix of compensation was based on the Compensation Committee's understanding of the objective data relating to the Company's competitive environment and the Company's performance, as well as the subjective factors outlined below.

Pay Mix.    The Compensation Committee believes that the particular elements of compensation identified above produce a well-balanced mix of security-oriented compensation, retention value, and at-risk compensation that provide the executive officers with both short-term and long-term performance incentives. Base pay provides the executive officer with a measure of security as to the minimum level of compensation he or she will receive while the annual and long-term incentive components motivate the executive officer to focus on the business metrics that will produce a high level of Company performance over the long-term. The Compensation Committee believes that this approach not only leads to increases in stockholder value and long-term wealth creation for the executive, but also reduces the risk of loss of top executives to competitors.

The Compensation Committee believes the components of executive compensation should be weighted towards at-risk pay. This allocation is consistent with the Compensation Committee's overall philosophy with respect to the Named Executive Officers, as defined under "Executive Compensation—Fiscal Year 2007 Summary Compensation Table," of pay-for-performance. When past equity compensation awards are combined with the contractual salary and targeted bonuses for the term of each Named Executive Officers' employment agreement (or the vesting schedule of the Named Executive Officer's equity award upon hire), the aggregate base salary payable to each Named Executive Officer over such period comprises between 14% and 41% of the aggregate value of each officer's targeted compensation for the period. The individual components of each of the Named Executive Officer's compensation package are described in more detail below under "—Individual Named Executive Officer Compensation."

Compensation Levels and Benchmarking.    Overall compensation levels for executives are determined based on one or more of the following factors: the individual's duties and responsibilities within the Company, the individual's experience and expertise, the compensation levels for the individual's peers within the Company, compensation levels for similar positions in the industry or in the technology industry more generally, performance of the individual and the Company as a whole, and the levels of compensation necessary to recruit new executives. The Company does not attempt to target a particular pay positioning for executive officers individually or as a group. Rather, the Company assesses each executive on the previously identified factors to determine appropriate levels of compensation. The

Company and the Compensation Committee believe that the resulting compensation package is competitive.

The gaming and gaming monitoring systems industries are highly competitive, and have a limited pool of executive officer candidates with the desired level of industry experience. The Compensation Committee considers information from a variety of sources when assessing the competitiveness of the Company's current and future compensation levels. These sources include, but are not limited to, management, other members of the Board of Directors, publicly available compensation data regarding executive officers both within and outside the industry, the Company's understanding of compensation arrangements of other local companies, and opinions from the Compensation Committee's consultants. The Compensation Committee believes that these sources provide it with an understanding of the competitive marketplace for executive talent among the Company's principal competitors, including: International Game Technology, Aristocrat Leisure, GTECH Holdings, Konami, Progressive Gaming International, Shuffle Master, and WMS Industries. In making compensation decisions for the Named Executive Officers for fiscal year 2007, the Compensation Committee reviewed the terms and conditions of each Named Executive Officer's employment agreement, each of which provides for a set level of base salary and annual incentive opportunity, as well as long-term incentives and benefits. To the extent not governed by contractual commitments, compensation decisions for the Named Executive Officers were made based on the Compensation Committee's understanding of the market pay for similar positions, internal equity, changes in the price of a share of the Company's common stock to the extent it influenced outstanding equity grants, and the amount of unvested outstanding equity grants.

Individual Named Executive Officer Compensation

Base Salary.    The Compensation Committee annually reviews each executive's base salary, and determines whether such individual deserves any increases or decreases thereto. These reviews include considerations of, among other things, factors such as the Company's overall performance, new duties and/or responsibilities assumed by the executive, the overall performance of the executive's area of responsibility, the executive's impact on strategic goals, and the executive's length of service with the Company. However, there is no specific weighting applied to any one factor in setting the level of base salary, and the process ultimately relies on the subjective exercise of the Compensation Committee's judgment.

Each of the Named Executive Officers was hired pursuant to an employment agreement which established each Named Executive Officer's initial salary. Each employment agreement was the result of negotiation between the Company and the Named Executive Officer. Although the Compensation Committee has the ability to modify each executive's salary, none of the Named Executive Officers' salaries have been modified except through amendments to their respective employment agreements. The following is a brief description of each Named Executive Officer's contractual provisions with respect to base salary.

  •
  Richard Haddrill.    On June 30, 2004, the Company entered into an employment agreement with Mr. Haddrill (the "Haddrill Agreement") pursuant to which Mr. Haddrill began serving as Chief Executive Officer. Pursuant to the Haddrill Agreement, he received a base salary of $980,000. On June 21, 2006, the Haddrill Agreement was amended to, among other things, increase Mr. Haddrill's salary to $998,000.

  •
  Robert Caller.    On March 31, 2006, the Company entered into an employment agreement with Mr. Caller (the "Caller Agreement") pursuant to which Mr. Caller began serving as Executive Vice President, Chief Financial Officer and Treasurer. The Caller Agreement provides for a minimum base salary of $340,000. Mr. Caller's salary has not changed since the execution of the Caller Agreement.

  •
  Michael Gavin Isaacs.    On June 19, 2006, the Company entered into an employment agreement with Mr. Isaacs (the "Isaacs Agreement") pursuant to which Mr. Isaacs began serving as Executive Vice President and Chief Operating Officer. The Isaacs Agreement provides for a minimum base salary of $340,000. Mr. Isaacs' salary has not changed since the execution of the Isaacs Agreement.

  •
  Robert Luciano.    On March 2, 2004, the Company entered into an employment agreement with Mr. Luciano (the "Luciano Agreement") pursuant to which Mr. Luciano began serving as Chief Technology Officer. The Luciano Agreement provides for a minimum base salary of $250,000. Mr. Luciano's salary has not changed since the execution of the Luciano Agreement.

  •
  Ramesh Srinivasan.    On March 9, 2005, the Company entered into an employment agreement with Mr. Srinivasan (the "Srinivasan Agreement") pursuant to which Mr. Srinivasan began serving as Executive Vice President for Bally's Systems Division. The Srinivasan Agreement provided for an initial minimum annual base salary of $250,000 with an increase to $275,000 on January 1, 2006. Mr. Srinivasan's salary has not been changed other than as expressly set forth in the Srinivasan Agreement.

Annual Cash Incentive Programs.    The Company believes that an incentive program tied to annual performance is an effective means of motivating and rewarding executives to enhance long-term stockholder value. This structure is accomplished by providing annual cash incentives under the Company's Management Incentive Plan ("MIP"). Each of the Named Executive Officers participates, or is eligible to participate in, the MIP except for Mr. Haddrill. The Company and Mr. Haddrill determined upon Mr. Haddrill's hiring, to more effectively link his compensation to the success of the implementation of intermediate and long-term strategies as well as stockholder returns, that the most desirable compensation program for him would include substantial equity incentive grants up front with multi-year service requirements, and in some cases, performance contingencies. For the remaining executives, annual performance bonuses are tied to the Company's overall performance, as well as both the performance of each individual executive and the performance of his or her area of responsibility.

Under the MIP, the Compensation Committee establishes a target incentive opportunity, the range of possible incentive awards, the performance measures used, and the level of performance which will correspond to a particular incentive payment, all of which the Compensation Committee uses to determine an executive's annual cash incentive awards. Target incentive opportunities under the MIP for each of the Named Executive Officers, other than Mr. Haddrill, are 60% of base salary. This award level can vary between a maximum payout of 102% of salary, a threshold payout of 24% of salary, and $0. For fiscal year 2007, the performance goals which affected potential payouts for the Named Executive Officers were as follows: (i) 70% of each executive's award was tied to the Company's performance, which performance, if achieved at the maximum level, would result in a payout equal to 84% of such executive's base salary; and (ii) 30% of each executive's award was tied to individual goals as determined by the Chief Executive Officer, which goals, if achieved at the maximum level, would result in a payout equal to 18% of such executive's base salary. Under the MIP, the Company may elect to distribute any award in restricted stock. The Company may modify, amend or eliminate the MIP at any time.

The Compensation Committee sets and approves certain financial or operational objectives for determining the portion of bonuses that are tied to Company performance. Threshold Company performance must be met to receive a payout. For fiscal year 2007, adjusted earnings per share ("Adjusted EPS") was chosen as the Company performance measure. The Compensation Committee chose Adjusted EPS as the Company performance measure because the Company and the Compensation Committee believe that Adjusted EPS is a good indicator of the Company's achievement with respect to its overall business objectives and a significant driver of stock price performance.

Adjusted EPS is defined as diluted earnings per share as determined in accordance with generally accepted accounting principles plus the after tax cost of stock-based compensation as determined in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS 123R"). The Compensation Committee established threshold Company performance for fiscal year 2007 to be Adjusted EPS of $0.42 per share, a target of Adjusted EPS of $0.55 per share, and a maximum performance goal of Adjusted EPS of $0.75 per share. For Company performance results that are between the threshold and target, or between the target and the maximum, the bonus amount is determined by straight line interpolation. For fiscal year 2007, the Company earned Adjusted EPS of $0.59 per share, resulting in a payout of 120% with respect to the portion of the bonus tied to Company performance.

The individual performance component of the bonus is based on the Compensation Committee's subjective evaluation of the overall performance of each executive. The Compensation Committee reviews the executive's individual contributions and efforts during the year as well as recommendations of the Chief Executive Officer. The recommendations of the Chief Executive Officer are based on individual goals set by the Chief Executive Officer and the executive. The following briefly outlines the goals established for each of the Named Executive Officers for fiscal year 2007.

  •
  Robert Caller.    Mr. Caller's individual performance goals, some of which had a subset of goals, included (i) returning to timely and accurate financial reporting, (ii) implementing improved financial processes and controls to enable faster monthly closes, (iii) implementing IT accounting systems to increase functionality, quality/timelines of reporting, and reducing quarterly manual processes, (iv) improving working capital to ease compliance with bank covenants and analyzing capital structure for possible changes, and (v) improving the work/life balance of the finance department.

  •
  Michael Gavin Isaacs.    Mr. Isaacs' individual performance goals included (i) exceeding revenue and margin growth objectives related to the games and gaming operations, (ii) promoting better communications and operational efficiencies, (iii) product cost reduction, (iv) improving teamwork, and (v) improving the reporting on sales performance, product lifecycles and resulting performance.

  •
  Robert Luciano.    Mr. Luciano's individual performance goals included (i) reducing hardware cost, (ii) increasing engineering efficiency, (iii) fulfilling specific commitments to outside parties, (iv) improving specific technical aspects of current products, and (v) aligning development and sales objectives to focus on the highest earnings potential.

  •
  Ramesh Srinivasan.    Mr. Srinivasan's individual performance goals included (i) meeting budgeted revenue and margin goals for the Systems business, (ii) ensuring the scalability of the department's solutions including oversight of specific projects and the management team while maintaining quality, (iii) ensuring substantial improvement in the major products aesthetics, functionality and stability, (iv) ensuring the development of a Casino Management Systems or Slot Management Systems product option, and (v) ensuring specific growth goals and profit margins for billable services.

The Compensation Committee approved, upon the recommendation of the Chief Executive Officer, payouts at 100% of target regarding the individual performance component of cash incentives for all Named Executive Officers except one, reflecting the Chief Executive Officer's overall assessment that the individual goals for each of the Named Executive Officers but one were achieved or exceeded during fiscal year 2007. The Chief Executive Officer determined that one Named Executive Officer's individual component should be paid at 70% of target, reflecting the substantial progress in achieving the outlined goals while recognizing that some of the goals were not fully implemented in the timeframe anticipated at the beginning of the year. Because Mr. Isaacs' was hired after the beginning of the fiscal year, Mr. Isaac's award was reduced on a pro-rata basis, to reflect his partial year employment.

In addition to cash incentive payments under the MIP, pursuant to the Isaacs Agreement and Luciano Agreement the Company is obligated to make certain bonus payments to Mr. Isaacs and Mr. Luciano. For fiscal year 2007, Mr. Isaacs was entitled to a $10,000 signing bonus, and Mr. Luciano was entitled to a $50,000 bonus. This $50,000 bonus is payable to Mr. Luciano on each anniversary of the effective date of the Luciano Agreement to the extent he remains employed with the Company.

Target and actual incentive amounts, as well as bonus payments, for each Named Executive Officer for fiscal year 2007 were as follows:

Officer	FY 2007 Target MIP		FY 2007 MIP		FY 2007 Guaranteed Bonus(1)
Richard Haddrill	n/a		n/a		n/a
Robert Caller	$204,000		$214,200		$0
Michael Gavin Isaacs	$170,000	(2)	$193,723	(2)	$10,000
Robert Luciano	$150,000		$171,000		$50,000
Ramesh Srinivasan	$165,000		$188,100		$0

    (1)
    Represents guaranteed bonus per employment agreement.

    (2)
    Represents a pro-rated bonus due to employment occurring after the beginning of the year.

Long-Term Incentives.    The Company's long-term incentive program is the component of executive compensation that is most aligned with the long-term interests of stockholders. A significant portion of the Named Executive Officers' target compensation is in the form of long-term incentives. Long-term incentive compensation also enables the Company to motivate leaders and key employees as well as encourage them to provide long-term service to the Company. The Company provides long-term incentives to the Named Executive Officers in the form of stock options and restricted stock or restricted stock units ("RSUs"), which are generally granted under the Amended and Restated Plan.

Stock Options.    Generally, each stock option granted under the Amended and Restated Plan entitles its holder to purchase one share of the Company's common stock at its fair market value on the date of grant. Stock options granted as part of a long-term incentive award generally vest over three to five years. Prior to the Board resolution on October 29, 2007, each granted stock option generally expires after ten years. On October 29, 2007, the Board considered the accounting expense of a ten year exercisable option relative to the accounting expense of a seven year exercisable option. The Board concluded that the value of an option which expires after seven years, as perceived by a recipient, would not be materially different than if the recipient had received an option which expires after ten years. Accordingly, the Board determined that the standard form of an option award will provide for expiration after seven years. Unless provided otherwise by the Board of Directors or the Compensation Committee at the time of grant, or in certain other circumstances, the terms of stock options are generally as follows:

  •
  Unvested stock options vest upon a normal retirement (termination of employment by recipient after he or she attains age 65);

  •
  Unvested stock options will vest upon becoming "Permanently Disabled";

  •
  Unvested stock options granted prior to the amendment to the Amended and Restated Plan in August 2006 (the "Plan Amendment") will vest upon a change in control in which all of the Company's outstanding stock is exchanged;

  •
  Unvested stock options granted after the Plan Amendment will vest upon a change in control if the recipient is terminated without "Cause" or for "Good Reason" within twelve months of the change in control;

  •
  Vested stock options remain exercisable for ten days after termination for "Cause";

  •
  Vested stock options remain exercisable for two years upon death; and

  •
  Vested stock options remain exercisable for 60 days (or three months in the case of incentive stock options) after termination if the individual is terminated for any reason other than for "Cause" or upon death.

Restricted Stock or RSUs.    A grant of restricted stock is an award of common stock where the vesting thereof is subject to certain restrictions established by the Board of Directors or the Compensation Committee. RSUs represent a conditional contractual right to receive one share of the Company's common stock at a specified future date subject to certain restrictions such as a vesting period. For RSUs, the underlying stock is not issued until the time restrictions lapse, at which time the RSU is settled or, if previously elected, deferred. In the event a cash dividend is declared and paid on the Company's common stock, holders of RSUs do not receive dividend equivalents. RSUs do not have voting rights because they are not considered legally issued or outstanding shares of common stock. Unless provided otherwise by the Board of Directors or the Compensation Committee at the time of grant, or in certain other circumstances, the terms of restricted stock or RSUs are generally as follows:

  •
  Immediate vesting and settlement occurs in the event of normal retirement (defined above) or Permanent Disability;

  •
  Immediate vesting and settlement occurs in the event of a change in control (for awards granted after the Plan Amendment) if a recipient is subsequently terminated without "Cause" or for "Good Reason" within twelve months of the change in control; and

  •
  Forfeiture of the award upon termination of employment or upon death to the extent the award's restrictions have not lapsed.

For purposes of the Amended and Restated Plan:

  •
  "Cause" means (i) the grantee being convicted of a felony, (ii) the grantee willfully committing an act of embezzlement or malfeasance which is intended to materially enrich himself or herself at the expense of the Company or any of its subsidiaries or is otherwise intended to materially harm the Company, or (iii) the grantee being rejected for an applicable license or approval by a gaming regulatory authority having jurisdiction over the Company as a result of an explicit finding of lack of suitability solely as a result of the grantee's commission of a crime or an act of embezzlement or malfeasance.

  •
  "Good Reason" means unless otherwise provided in a Grantee's employment agreement, (i) a material reduction in the grantee's base salary, or (ii) a material reduction in the grantee's duties and responsibilities.

  •
  "Permanently Disabled" means that, as interpreted by the Compensation Committee, (i) the grantee cannot perform the work previously performed, (ii) the grantee cannot adjust to other position requirements due to a medical condition, and (iii) the grantee's disability has lasted or is expected to last for at least one year or result in death.

Fiscal Year 2007.    Long-term incentive awards granted to the Named Executive Officers were generally issued in connection with either the executive's initial employment or pursuant to amended employment agreements and are determined based on the Board of Directors' or Compensation Committee's assessment of the amount required to induce employment or continued employment with the Company. Among the factors considered by the Board of Directors or the Compensation

Committee were the Named Executive Officer's compensation at prior employers, the level required to meet the desired mix of pay which emphasizes long-term incentives, and market levels of pay. The following is a brief description of the grants of stock options and restricted stock made in fiscal year 2007 as well as the Compensation Committee's determination of award vesting.

  •
  Mr. Haddrill.    Mr. Haddrill was granted 156,507 RSUs pursuant to the December 22, 2004 amendment to the Haddrill Agreement. The terms of these awards allowed for the accelerated vesting of 50% of the award in fiscal year 2007 if certain performance measures had been met during the year ending October 1, 2006. The Compensation Committee determined on October 25, 2006 that Mr. Haddrill had attained the strategic measures necessary to qualify for accelerated vesting including: the completion of the approved Sarbanes-Oxley remediation plan, development of succession assessment and process for key executive positions, and development of a three-year industry and business growth assessment.

  •
  Mr. Isaacs.    As an inducement to join the Company, the terms of the Isaacs Agreement provided that Mr. Isaacs would receive an option to acquire 150,000 shares of Company common stock at a per-share exercise price equal to the market price thereof on the effective date of the Isaacs Agreement, subject to the approval of the Board of Directors. This award will become exercisable in four equal installments of 37,500 on the first, second, third and fourth anniversary dates of the effective date of the Isaacs Agreement, September 1, 2006. Subject to Board of Director approval, Mr. Isaacs was also to be granted 50,000 shares of the Company's restricted stock, 25,000 of which will vest on September 1, 2008, 12,500 on September 1, 2009 and the remaining 12,500 shares on September 1, 2010. These awards were subsequently approved by the Board of Directors on May 22, 2006 and issued on September 1, 2006.

  •
  Messrs. Caller and Srinivasan.    As stated previously, the Company may issue restricted stock in lieu of cash under the MIP. On September 12, 2006, Messrs. Caller and Srinivasan were issued restricted stock in lieu of cash incentive awards for fiscal year 2006. Mr. Caller's shares vested upon grant and Mr. Srinivasan's shares vested one year after grant.

Other Executive Benefits, including Perquisites and Retirement Benefits.    The Named Executive Officers are entitled to the same employee benefits generally available to all full-time employees, subject to certain conditions such as fulfilling any minimum service period. These benefits include, among other things, vacation, health and welfare benefits and participation in the Company's 401(k) Savings Plan.

Certain other perquisites are also made available to executives, including the Named Executive Officers. These benefits include reimbursement for the cost, including any taxable amount, of bi-annual physical exams. In addition, during fiscal year 2007, the Company paid for a country club initiation fee for Mr. Haddrill as required by the Haddrill Agreement as well as limited business-related spousal travel for Messrs. Haddrill and Srinivasan.

In designing these elements, the Company seeks to provide an overall level of benefits that are competitive with those offered by similarly situated companies in the markets in which the Company operates based upon its general understanding of industry practice. The Company believes that these particular plans and programs provide a valuable recruiting and retention mechanism for its executives and enable the Company to compete more successfully for qualified executive talent. In addition, the use of such perquisites in lieu of salary increases to compensate for the loss of those benefits avoids the increased costs that would otherwise occur with respect to certain other benefits that are tied to the level of an executive's base salary (such as annual cash incentive compensation). Further details regarding these types of benefits paid to the Named Executive Officers are set forth in the "All Other Compensation" column and the accompanying footnotes in the "Executive Compensation—Fiscal Year 2007 Summary Compensation Table."

Timing of Equity Grants

Executives receive long-term equity awards pursuant to the terms of the Amended and Restated Plan, which was approved by the Company's stockholders. Awards are also granted outside of the Amended and Restated Plan to the extent those grants are permitted by the rules of the NYSE. The Board of Directors, or as delegated to the Compensation Committee, administers the Amended and Restated Plan and establishes the rules for all awards granted thereunder, including grant guidelines, vesting schedules and other provisions. The Board of Directors or the Compensation Committee reviews these rules periodically and considers, among other things, the interests of the stockholders, market conditions, information provided by independent advisors, performance objectives and recommendations made by the Chief Executive Officer.

The Board of Directors or the Compensation Committee reviews awards for all employees. For annual awards, the Compensation Committee has established a process where the Compensation Committee reviews the recommendations of the Chief Executive Officer for executives and other employees, modifies the proposed grants in certain circumstances, and approves the awards effective as of the date of its approval. The annual grants are generally determined following the end of each fiscal year, and in conjunction with the recommendation for annual bonuses. Pursuant to the terms of the Amended and Restated Plan, the Board of Directors has delegated certain limited authority to the Chairman of the Compensation Committee and the Chief Executive Officer to make equity grants in accordance with the rules established by the Board of Directors for, in the case of the Chief Executive Officer, non-direct reports of the Chief Executive Officer, throughout the year. The Chairman of the Compensation Committee has been delegated limited authority to make equity grants to all employees.

The exercise price of stock option grants are set at 100% of the closing market price of a share of Company common stock on the date the Board of Directors or Compensation Committee approves the grants, or upon the date such approval is made by the Chairman of the Compensation Committee or Chief Executive Officer under the limited delegated authority referenced above, to be reported to the Board of Directors or Compensation Committee at its next regularly scheduled meeting. The exercise price of new hire awards and relocation or retention grants is determined as set forth above, except that the exercise price is set on the date of hire or effective date of the underlying agreement providing for such grant rather than the date of the approval thereof.

Employment Agreements and Post-Termination Payments

As previously discussed, the Company maintains employment agreements with each Named Executive Officer. The Compensation Committee determined that the compensation packages provided under these agreements was fair and reasonable on the basis of its assessment of comparable compensation opportunities available to the individuals, including the compensation arrangements of each Named Executive Officer at his prior place of employment.

Payments due Upon Termination and/or a Change in Control.    Prior to the effectiveness of the Plan Amendment on August 8, 2006, the Amended and Restated Plan provided for the accelerated vesting of options, restricted stock and RSUs in the event of a change in control in which all of the outstanding stock held by the shareholders of the Company is exchanged for any lawful consideration. The Amended and Restated Plan currently provides for the accelerated vesting of stock options in the event of a change in control and subsequent termination of employment without Cause or for Good Reason within twelve months thereof. In addition, certain employment agreements, as discussed in the section "Executive Compensation—Potential Payments upon Termination or Change in Control at Fiscal Year-End 2007", as well as certain forms of equity agreements also set forth specific terms with respect to the accelerated vesting of equity awards upon either a change in control or a change in control followed by a termination of employment.

The Compensation Committee believes that for senior executives, including the Named Executive Officers, accelerated vesting of stock options in the event of a change in control is generally appropriate because in some change in control situations, equity of the target company is cancelled making immediate acceleration necessary in order to preserve the value of the award. In addition, as previously discussed, the Company relies primarily on long-term incentive awards to provide the Named Executive Officers with the opportunity to accumulate substantial resources to fund their retirement income, and the Compensation Committee believes that a change in control event is an appropriate liquidation point for awards designed for such purpose. Although the Company continues to believe that single trigger change in control vesting is appropriate under the circumstances described above, the Company adopted the Plan Amendment to provide additional flexibility in circumstances where the Company believes that it is more appropriate to require a termination of employment within one year following a change in control before vesting is accelerated. The Company presumes that such a termination would likely be due to the change in control and not the employee's performance and therefore the award should be earned. For employees not terminated within twelve months of a change in control, the employees would continue to vest in their awards as they contribute to the success of the surviving company. The Company anticipates that such double trigger vesting acceleration will be used mainly for those employees who receive equity awards which are not a substantial component of their annual compensation or for whom it is considered unlikely in many circumstances that a terminating event would occur for those employees upon a change in control.

In addition, certain executives, including each of the Named Executive Officers, receive cash severance in certain circumstances that result in termination of employment. The Compensation Committee believes these provisions are fair and reasonable based on its understanding of market practice among industry competitors noted above and within the broader environment of technology companies and similarly sized businesses.

Calculations of the payments due to the Named Executive Officers upon certain terminations of employment and/or in connection with a change in control are set forth under "Executive Compensation—Potential Payments upon Termination or Change in Control at Fiscal Year-End 2007."

Stock Ownership Guidelines and Hedging Policies

The Company has neither adopted stock ownership guidelines for executive officers nor any policies prohibiting executives from holding Company securities in a margin account or pledging Company securities as collateral for a loan. However, the Company discourages speculation in Company common stock and encourages employees to diversify their stock holdings. In addition, under Section 304 of the Sarbanes-Oxley Act, if the Company is required to restate its financial statements due to material noncompliance with any financial reporting requirements as a result of misconduct, the Chief Executive Officer and Chief Financial Officer may be required to reimburse the Company for (i) any bonus or other incentive-based or equity-based compensation received during the 12 months following the first public issuance of the non-complying document, and (ii) any profits realized from the sale of securities of the Company during that 12-month period.

Impact of Tax and Accounting

As a general matter, the Compensation Committee takes into account the various tax and accounting implications of the compensation vehicles employed by the Company.

When determining amounts of long-term incentive grants to executives and employees, the Compensation Committee examines the accounting cost associated with the grants. Under SFAS 123R, grants of stock options and RSUs result in an accounting charge for the Company equal to the grant date fair value of those securities. For RSUs, the accounting cost is generally equal to the fair market value of the underlying shares of common stock on the date of the award. The cost is then amortized over the requisite service period. With respect to stock options, the Company calculates the grant date fair value based on the Black-Scholes formula with an adjustment for possible forfeitures and amortizes that value as compensation expense over the vesting period.

Section 162(m) of the Code does not permit publicly-traded companies to take income tax deductions for compensation paid to the Chief Executive Officer and certain other executive officers to the extent that compensation exceeds $1 million per officer in any taxable year and does not otherwise qualify as performance-based compensation. The Amended and Restated Plan is structured so that the compensation deemed paid to an executive officer in connection with the exercise of stock options granted under the Amended and Restated Plan should qualify as performance-based compensation not subject to the $1 million limitation. In addition, awards of restricted stock or RSUs made under the Amended and Restated Plan may or may not qualify as performance-based compensation. A portion of the restricted stock issued to Mr. Isaacs during fiscal year 2007 will not qualify as performance-based compensation. The restricted stock issued to Messrs. Caller and Srinivasan in lieu of 2006 cash incentives will not qualify as performance-based compensation under Section 162(m) of the Code.

The MIP cash incentive program for fiscal year 2007 is not designed to provide bonus payments that would qualify as performance-based compensation as defined in Section 162(m) of the Code, nor would any guaranteed bonus payments qualify as performance-based compensation.

The Compensation Committee will continue to consider steps that might be in the Company's best interests to comply with Section 162(m) of the Code. However, in establishing the cash and equity incentive compensation programs for the Named Executive Officers, the Compensation Committee believes that the potential deductibility of the compensation payable under those programs should be only one of a number of relevant factors taken into consideration, and not the sole or primary factor. The Compensation Committee believes that cash and equity incentive compensation must be maintained at the requisite level to attract and retain the executive officers essential to the Company's financial success, even if all or part of that compensation may not be deductible by reason of the limitations of Section 162(m) of the Code.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on its review and discussion with management, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for the year ended June 30, 2007.

Submitted by:	Kevin L. Verner, Chairman Jacques André David Robbins
Members of the Compensation Committee

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended June 30, 2007, Messrs. André, Robbins, and Verner served on the Compensation Committee of the Board of Directors. During the fiscal year ended June 30, 2007, there were no relationships or transactions between the Company and any member of the Compensation Committee requiring disclosure hereunder.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of December 31, 2007, with respect to the beneficial ownership of the Company's common stock, which constitutes the Company's only outstanding class of voting securities, by (i) each person who, to the Company's knowledge based on a review of filings with the SEC, beneficially owned more than 5% of the outstanding shares of common stock, (ii) each director and nominee for director, (iii) the Named Executive Officers, and (iv) all of the Company's executive officers and directors as a group. Except as indicated, beneficial ownership includes the sole power to vote and to dispose of the securities in question. The mailing address for each of the beneficial owners listed below is c/o Bally Technologies, Inc., 6601 South Bermuda Road, Las Vegas, Nevada 89119, unless noted otherwise.

Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Greater than 5% Beneficial Owners
Columbia Wanger Asset Management LP(1)	3,905,000	6.66%
Alfred Wilms(2)	3,729,324	6.36%
Directors
Jacques André(3)	380,741	*
Robert Guido(4)	60,277	*
David Robbins(5)	643,603	1.10%
Kevin Verner(6)	330,950	*
Named Executive Officers
Richard Haddrill(7)	1,841,858	3.14%
Robert Caller(8)	72,461	*
Michael Gavin Isaacs(9)	97,500	*
Robert Luciano(10)	1,779,260	3.04%
Ramesh Srinivasan(11)	224,172	*
All executive officers and directors as a group(12)	5,619,233	9.59%

*
Less than 1%

(1)
Columbia Wanger Asset Management LP's address is 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606. Information with respect to Columbia Wanger Asset Management LP is based solely on a review of the Schedule 13G/A filed by Columbia Wanger Asset Management LP on January 9, 2007.

(2)
Mr. Wilms' mailing address is 2, St. Jansvliet, bus 6-2000 Antwerp, Belgium. Information with respect to Mr. Wilms is based solely on a review of the Schedule 13D filed by Mr. Wilms on January 6, 2004.

(3)
Includes 41,783 shares of common stock owned and 338,958 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days.

(4)
Includes 5,355 shares of common stock owned and 54,922 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days.

(5)
Includes 165,645 shares of common stock owned and 477,958 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days. Excludes 25,714 shares of common stock held by a trust for the benefit of Mr. Robbins's children for which Mr. Robbins does not act as a trustee, and for which shares Mr. Robbins has no voting or investment control or pecuniary interest and therefore disclaims beneficial ownership.

(6)
Includes 19,136 shares of common stock owned and 311,814 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days.

(7)
Includes 161,654 shares of common stock owned, 533,537 restricted stock units ("RSUs") that have vested or will vest within 60 days and 1,146,667 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days.

(8)
Includes 2,461 shares of common stock owned and 70,000 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days.

(9)
Includes 60,000 shares of common stock owned and 37,500 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days.

(10)
Includes 1,179,260 shares of common stock owned and 600,000 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days.

(11)
Includes 29,172 shares of common stock owned and 195,000 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days.

(12)
Includes 1,674,958 shares of common stock owned, 533,537 RSUs that have vested or will vest within 60 days and 3,410,738 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Mr. Kirschbaum until his death in August 2006, was a director of the Company and the sole stockholder, director and officer of Kirkland Investment Corporation ("KIC"), which, effective July 1, 2004, was party to an Advisory Services Agreement that called for the Company to pay KIC $600,000 annually for advisory and related services for a period of three and one-half years. In August 2006, the Company made its last payment under the advisory agreement as a result of Mr. Kirschbaum's death.

The Company also leases a warehouse and office facility from an entity owned by Mr. Luciano, the Company's Chief Technology Officer (and a Named Executive Officer). The lease was assumed in connection with the Company's acquisition of SDG.. Rental payments for the fiscal years ended June 30, 2007 totaled $448,000. The Company is obligated to make an aggregate of $1,083,000 in future payments under the current terms of the lease.

It is the Company's general policy not to enter into related party transactions. To the extent a related party has an interest in a transaction, the Board of Directors reviews such transaction, the related party's interest and determines whether such transaction is in the best interests of the Company and its stockholders.

Director Independence

The Board of Directors has adopted Independence Guidelines, which are available as part of the Company's Corporate Governance Guidelines on the Company's website, www.ballytech.com by following the link to "Investor Relations" and "Governance." The Board of Directors has affirmatively determined that Messrs. André, Guido, Stephen M. Race, Robbins, and Verner are, or in Mr. Race's circumstances was, independent under Section 303A.02 of the NYSE Listed Company Manual and the Company's Independence Guidelines. Mr. Race elected not to stand for re-election at the 2006 Annual Meeting of Stockholders and ceased serving as a director effective May 3, 2007. The Board has also affirmatively determined that no relationships exist between any independent director and the Company that, in the opinion of the Board of Directors, would interfere with the exercise of such director's independent judgment in carrying out the responsibilities of a director. The NYSE's independence definition also includes a series of objective tests, such as that the director is not an employee of the Company and has not engaged in various types of business dealings involving the Company, that would prevent a director from being independent. None of the Company's independent directors has any relationship that violates these tests

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Public Accountants

The following table presents the aggregate fees billed by Deloitte & Touche LLP, the Company's principal Independent Registered Public Accounting Firm, for services provided during fiscal years 2007 and 2006:

	2007	2006
Audit fees	$4,864,623	$6,502,192
Audit-related fees(1)	45,355	39,930
Tax fees(2)	829,026	800,298
All other fees	—	—

Total fees	$5,739,004	$7,342,424

(1)
Consists primarily of fees paid for accounting and auditing consultation services and audits of the Company's employee benefits plans.

(2)
Consists primarily of fees paid for tax compliance and preparation services and tax consultation relating to the acquisition or disposition of certain subsidiaries.

The Audit Committee reviews and approves all services to be provided by Deloitte & Touche LLP. The Audit Committee has considered the effect of non-audit services provided by Deloitte & Touche LLP on Deloitte & Touche LLP's independence, and does not believe that such independence has been impaired or otherwise compromised.

Pre-Approval Policy

Pursuant to the Audit Committee's pre-approval policies and procedures for certain audit and non-audit services, the Company's external auditor cannot be engaged to provide any audit and non-audit services to the Company unless the engagement is pre-approved by the Audit Committee in compliance with the Sarbanes-Oxley Act of 2002. All fees set forth in the table above were pre-approved by the Audit Committee pursuant to this pre-approval policy.

Report of the Audit Committee

The Audit Committee reviews the Company's financial reporting process on behalf of the Board of Directors. Management has the primary responsibility with respect to the financial statements and the reporting process of the Company, and the Company's independent registered public accounting firm is responsible for expressing an opinion on the conformity of the Company's audited financial statements to generally accepted accounting principles. The Audit Committee hereby reports as follows:

  1.
  The Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended June 30, 2007 with the Company's management.

  2.
  The Audit Committee has discussed with Deloitte & Touche LLP, the Company's independent registered public accounting firm, the matters required to be discussed by the statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1, AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T, among other things.

  3.
  The Audit Committee has received the written disclosures and the letter from Deloitte & Touche LLP required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees), and has discussed with Deloitte & Touche LLP their independence.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors, and the Board of Directors has approved, that the audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007, for filing with the SEC.

Respectfully submitted,
AUDIT COMMITTEE
Robert Guido, Chairman David Robbins Kevin Verner

PART IV

ITEM 15    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this amended report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLY TECHNOLOGIES, INC.                DATED: January 14, 2008

By	/s/ RICHARD M. HADDRILL Richard M. Haddrill Chief Executive Officer (Principal Executive Officer)
By	/s/ ROBERT C. CALLER Robert C. Caller Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

QuickLinks

PART III
COMPENSATION DISCUSSION AND ANALYSIS
COMPENSATION COMMITTEE REPORT
PART IV
SIGNATURES