Form 10-Q
period 2007-12-31
BALLY TECHNOLOGIES, INC.
filed 2008-02-14
CIK 2491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

☐ Yes ☒ No

The number of shares of Common Stock, $0.10 par value, outstanding as of February 11, 2008, according to the records of the registrant’s registrar and transfer agent was 54,832,000 which does not include 738,000 shares held in treasury.

I N D E X

PART I

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2007	2007
	(in 000s, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$48,316	$40,842
Restricted cash	15,565	17,201
Accounts and notes receivable, net of allowances for doubtful accounts of $9,771 and $8,481	189,877	172,060
Inventories	90,060	81,151
Deferred tax assets, net	62,896	59,486
Deferred cost of revenue	50,201	36,744
Other current assets	17,312	14,399
Total current assets	474,227	421,883

Long-term investments (restricted)	10,596	10,455
Long-term receivables	5,573	9,840
Property, plant and equipment, net of accumulated depreciation of $53,725 and $46,320	73,596	75,623
Leased gaming equipment, net of accumulated depreciation of $83,673 and $73,396	86,935	67,965
Goodwill	162,258	161,708
Intangible assets, net of accumulated amortization of $27,670 and $24,543	28,064	24,401
Deferred tax assets, net	24,129	18,457
Long-term deferred cost of revenue	39,427	28,376
Other assets, net	5,720	6,187
Total assets	$910,525	$824,895
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,773	$44,045
Accrued liabilities	57,858	56,427
Customer deposits	23,333	23,489
Jackpot liabilities	13,390	13,414
Deferred revenue	109,507	94,347
Income taxes payable	9,663	12,945
Current maturities of long-term debt and capital leases, including $2,381 and $2,381 owed to related parties	12,949	12,271
Total current liabilities	268,473	256,938
Long-term debt and capital leases, net of current maturities, including $7,600 and $7,600 owed to related parties	301,533	321,583
Long-term deferred revenue	57,389	36,651
Other income tax liability	20,285	—
Other liabilities	9,384	9,321
Total liabilities	657,064	624,493
Minority interest	1,882	948
Commitments and contingencies (Note 10)
Stockholders’ equity:
Special stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 115 shares issued and outstanding	12	12
Common stock, $.10 par value; 100,000,000 shares authorized; 55,409,000 and 54,612,000 shares issued and 54,672,000 and 54,025,000 outstanding	5,529	5,455
Treasury stock at cost, 737,000 and 587,000 shares	(7,893)	(1,894)
Additional paid-in capital	274,430	253,809
Accumulated other comprehensive income	1,696	1,119
Accumulated deficit	(22,195)	(59,047)
Total stockholders’ equity	251,579	199,454
Total liabilities and stockholders’ equity	$910,525	$824,895

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,

	2007	2006	2007	2006
		(as restated, see Note 2)		(as restated, see Note 2)
		(in 000s, except per share amounts)
Revenues:
Gaming equipment and systems	$164,730	$99,288	$288,262	$200,595
Gaming operations	54,178	40,420	108,256	81,039
Casino operations	11,744	11,238	23,164	23,077
	230,652	150,946	419,682	304,711
Costs and expenses:
Cost of gaming equipment and systems (1)	76,139	54,403	130,802	110,550
Cost of gaming operations	22,757	17,124	40,816	34,666
Direct cost of casino operations	4,719	4,439	9,431	8,901
Selling, general and administrative	60,992	50,427	113,263	99,847
Research and development costs	14,647	13,307	27,956	25,863
Depreciation and amortization	4,596	5,524	9,450	10,875
	183,850	145,224	331,718	290,702
Operating income	46,802	5,722	87,964	14,009

Other income (expense):
Interest income	1,027	413	2,004	1,324
Interest expense	(7,270)	(10,200)	(14,507)	(18,121)
Other, net	116	800	993	1,183

Income (loss) before income taxes and minority interest	40,675	(3,265)	76,454	(1,605)
Income tax (expense) benefit	(15,235)	2,358	(28,344)	1,687
Minority interest	(1,024)	(1,608)	(2,412)	(2,822)

Net income (loss)	$24,416	$(2,515)	$45,698	$(2,740)

Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$0.45	$(0.05)	$0.84	$(0.05)
Diluted earnings (loss) per share	$0.42	$(0.05)	$0.79	$(0.05)

Weighted average shares outstanding:
Basic	54,382	53,072	54,213	52,985
Diluted	58,524	53,072	57,970	52,985

(1)   Cost of gaming equipment and systems exclude amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2007	2006
		(as restated, see Note 2)
	(in 000s)
Cash flows from operating activities:
Net income (loss)	$45,698	$(2,740)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	29,254	29,330
Share-based compensation	6,585	8,112
Tax benefit of stock option exercises	77	—
Excess tax benefit of stock option exercises	(2,849)	—
Deferred income taxes	(2)	(2,063)
Provision for doubtful accounts	2,034	290
Inventory and other asset write-downs	4,993	6,215
Other	(1,380)	3,137
Changes in operating assets and liabilities:
Accounts and notes receivable	(14,430)	(1,036)
Inventories	(43,204)	(49,043)
Other current assets	(2,926)	(785)
Accounts payable	(4,815)	(6,759)
Accrued liabilities and jackpot liabilities	1,768	(4,727)
Deferred revenue	10,515	7,628
Net cash provided by (used in) operating activities	31,318	(12,441)

Cash flows from investing activities:
Capital expenditures	(8,416)	(11,554)
Restricted cash and investments	1,582	(1,138)
Additions to other long-term assets	(6,710)	(1,251)
Net cash used in investing activities	(13,544)	(13,943)

Cash flows from financing activities:
Proceeds from revolving credit facility	—	5,000
Payments on revolving credit facility	—	(5,000)
Reduction of long-term debt	(19,372)	(4,224)
Proceeds from sale lease-back arrangements	—	22,303
Purchase of treasury stock	(5,999)	—
Excess tax benefit of stock option exercises	2,849	—
Proceeds from exercise of stock options	11,388	4,311
Net cash (used in) provided by financing activities	(11,134)	22,390

Effect of exchange rate changes on cash	834	1

Cash and cash equivalents:
Increase (decrease) for period	7,474	(3,993)
Balance, beginning of period	40,842	16,425
Balance, end of period	$48,316	$12,432

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information is related to the unaudited condensed consolidated statements of cash flows:

	Six Months Ended December 31,
	2007	2006
	(in 000s)
Cash paid for interest	$14,421	$16,809
Cash paid for income taxes	26,641	683

Non-cash investing and financing transactions:
Transfer of leased gaming equipment to inventory (1)	$8,184	$4,000
Transfer of inventory to leased gaming equipment (1)	40,248	35,936
Capital expenditure accruals	769	—
Assets acquired through sale lease-back transactions	—	11,681
Non-cash aspects of sale lease-back transactions	—	3,333
Receipt of Company’s common stock as consideration for employee stock option exercises	—	41
Consolidation of variable interest entities	326	1,539

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

FORM 10-Q

Notes to Unaudited Condensed Consolidated Financial Statements

1.             BASIS OF PRESENTATION

Principles of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of Bally Technologies, Inc. (“Bally” or the “Company”), a Nevada corporation, and its subsidiaries for the respective periods presented as required by Regulation S-X, Rule 10-01.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, as filed with the SEC on November 2, 2007 (the “2007 10-K”).

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

The Company also consolidates certain Atlantic City progressive trusts (the “Trusts”) in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 46R, Consolidation of Variable Interest Entities, which addresses consolidation by a business enterprise of variable interest entities (“VIE’s”).   The Trusts are consolidated based on the premise they do not have sufficient equity investment at risk to permit the Trusts to finance their activities without additional subordinated financial support from the Company.  As of December 31, 2007 and June 30, 2007, the Company consolidated $6.7 million and $6.3 million, respectively, in total assets and liabilities, primarily consisting of restricted cash accounts and restricted investments (included in other assets in the unaudited condensed consolidated balance sheets) and related jackpot liabilities.  The following revenues and costs were also consolidated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
	(in 000s)
Gaming operations revenue	$1,779	$1,655	$3,460	$4,001
Cost of gaming operations	1,053	322	1,601	1,806

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

Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market.  Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overhead.  Inventories consist of the following:

	December 31, 2007	June 30, 2007
	(in 000s)
Raw materials	$60,726	$58,473
Work-in-process	813	639
Finished goods	28,521	22,039
Total	$90,060	$81,151

Property, plant and equipment and leased gaming equipment

Property, plant and equipment is stated at cost and depreciated over the estimated useful lives or lease term, if less, using the straight line method as follows: buildings and improvements, 10 to 40 years; gaming equipment, 1 to 7 years; furniture, fixtures and equipment, 3 to 7 years; and leasehold improvements, the shorter of the lease term or 10 years.  Leased gaming equipment is stated at cost and depreciated over the estimated useful lives ranging from 2 to 3½ years.  Equipment under capital leases is recorded at the lower of the present value of the minimum lease payments or the fair value of the assets.

Deferred Revenue and Deferred Cost of Revenue

Deferred revenue arises from the timing differences between the shipment or installation of gaming equipment and systems products and the satisfaction of all revenue recognition criteria consistent with our revenue recognition policy.  Deferred cost of revenue consists of the direct costs associated with the manufacture of gaming equipment and systems products for which revenue has been deferred.  Deferred revenue and deferred cost of revenue that are expected to be realized within one year are classified as current liabilities and current assets, respectively.  In certain cases, deferred cost of revenue is recorded in advance of deferred revenue due to the shipment and receipt of the product by the customer in advance of billing.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), Business Combinations. SFAS No. 141R will significantly change the accounting for business combinations.  Under SFAS No.141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.   SFAS No.141R also includes a substantial number of new disclosure requirements.  SFAS No.141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and accordingly, the Company expects to adopt SFAS No. 141R beginning in fiscal 2010.  The Company expects that SFAS No. 141R will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions, if any, at that time.

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

2.             RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended June 30, 2006 and in connection with the year-end closing process for fiscal 2007, the Company determined that certain adjustments were required to be made for corrections of errors in its previously issued unaudited condensed consolidated financial statements for the three-month and six-month periods ended December 31, 2006, among others. These errors related to:

•                                          Certain expenses that had been reported in prior periods as selling, general and administrative expenses, depreciation and amortization expense and other expenses which should have been recorded either as cost of sales or as contra-revenue;

•                                          Additions to leased gaming equipment previously reported as cash used in investing activities in its unaudited condensed consolidated statements of cash flows for all periods prior to March 31, 2007 should have been presented as a change in inventory under cash used in operating activities; and

•                                          Certain sales sourced from the United States directly to foreign customers were included in revenue and operating income attributable to the United States and Canada geographic region and should have been classified as Europe or Other Foreign based on the location of the customer.  Specifically, revenue of $7.2 million and $16.0 million and operating income of $0.5 million and $3.1 million for the three-month and six-month periods ended December 31, 2006, respectively, should not have been classified as being attributable to the United States and Canada geographic region.  See Note 8, Segments and Geographical Information.

As a result of these and other immaterial errors, the unaudited condensed consolidated statements of operations for the three-month and six-month periods ended December 31, 2006 and statement of cash flows for the six-month period ended December 31, 2006, among others, have been restated from the amounts previously reported.  The restatement had no effect on the unaudited condensed consolidated balance sheets, or reported net loss for any period.

The following is a summary of the effects of the restatement on the accompanying unaudited condensed consolidated financial statements:

	Three Months Ended December 31, 2006
	As previously reported	Reclassification (1)	Adjustments	As restated
	(in 000s)
Statement of Operations
Revenue:
Gaming equipment and systems	$140,533	$(40,420)	$(825)	$99,288
Gaming operations	—	40,420	—	40,420
Casino operations	11,238	—	—	11,238
Total revenue	151,771	—	(825)	150,946

Cost of gaming equipment and systems (2)	70,653	(17,124)	874	54,403
Cost of gaming operations	—	17,124	—	17,124
Direct cost of casino operations	4,439	—	—	4,439
Selling, general and administrative expense	51,622	—	(1,195)	50,427
Depreciation and amortization	5,903	—	(379)	5,524
Operating income	5,847	—	(125)	5,722
Other income, net	675	—	125	800
Loss before income taxes and minority interest	(3,265)	—	—	(3,265)

	Six Months Ended December 31, 2006
	As previously reported	Reclassification (1)	Adjustments	As restated
	(in 000s)
Statement of Operations
Revenue:
Gaming equipment and systems	$282,496	$(81,039)	$(862)	$200,595
Gaming operations	—	81,039	—	81,039
Casino operations	23,077	—	—	23,077
Total revenue	305,573	—	(862)	304,711

Cost of gaming equipment and systems (2)	143,540	(34,666)	1,676	110,550
Cost of gaming operations	—	34,666	—	34,666
Direct cost of casino operations	8,901	—	—	8,901
Selling, general and administrative expense	101,666	—	(1,819)	99,847
Depreciation and amortization	11,336	—	(461)	10,875
Operating income	14,267	—	(258)	14,009
Other income, net	925	—	258	1,183
Loss before income taxes and minority interest	(1,605)	—	—	(1,605)

(1) See Note 1 to the unaudited condensed consolidated financial statements, Basis of Presentation–Reclassifications.

(2) Cost of gaming equipment and systems exclude amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

	Six Months Ended December 31, 2006
	As previously reported	Adjustments	As restated
	(in 000s)
Statement of Cash Flows
Other adjustments to reconcile net loss to net cash provided by (used in) operating activities	$9,523	$(6,386)	$3,137
Change in inventories	(10,719)	(38,324)	(49,043)
Net cash provided by (used in) operating activities	32,269	(44,710)	(12,441)

Capital expenditures	(8,778)	(2,776)	(11,554)
Additions to leased gaming equipment	(47,486)	47,486	—
Net cash used in investing activities	(58,653)	44,710	(13,943)

3.             EARNINGS (LOSS) PER SHARE

The computation of basic and diluted earnings (loss) per share applicable to the Company’s common stock is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
	(in 000s, except per share amounts)
Net income (loss)	$24,416	$(2,515)	$45,698	$(2,740)
After tax interest expense on convertible debt	82	—	168	—
Dilutive earnings (loss)	$24,498	$(2,515)	$45,866	$(2,740)

Weighted average common shares outstanding	54,382	53,072	54,213	52,985
Dilutive effect of:
Stock options, Restricted Stock Units (“RSU”) and restricted stock	3,833	—	3,458	—
Warrants	40	—	28	—
Convertible debt	269	—	271	—
Diluted shares outstanding	58,524	53,072	57,970	52,985

Basic earnings (loss) per share	$0.45	$(0.05)	$0.84	$(0.05)
Diluted earnings (loss) per share	$0.42	$(0.05)	$0.79	$(0.05)

Certain securities were excluded from the diluted per share calculation for certain periods because their inclusion would be anti-dilutive.  For the three-month and six-month periods ended December 31, 2006, all potentially dilutive securities were excluded from the diluted per share calculation as their inclusion would have been anti-dilutive due to the net loss reported. There were no potentially dilutive securities excluded from the calculation for the three-month and six-month periods ended December 31, 2007. Such securities consist of the following:

	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2006	2006
	(in 000s)
Stock options, RSU and restricted stock	9,601	9,314
Warrants	100	100
Total	9,701	9,414

As of December 31, 2006, the Company also had certain related party debt outstanding which was convertible into common stock at the Company’s discretion.  See Note 7, Related Party Transactions.  The potential dilution from this convertible debt was not included in the diluted loss per share computation for the three-month and six-month periods ended December 31, 2006, due to the reported net loss for the periods.  Assuming the conversion occurred on December 31, 2006, an additional 0.6 million shares, would have been outstanding as a result of the conversion.  The effect of the convertible debt has been included in the diluted per share calculation for three-month and six-month periods ended December 31, 2007.

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

The following table presents share-based compensation expense and related effect of the income tax benefit included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
		(in 000s)
Selling, general and administrative	$2,375	$3,931	$5,625	$7,277
Research and development	447	392	897	767
Cost of gaming equipment and systems and operations	29	37	63	68
Share-based compensation expense before tax	2,851	4,360	6,585	8,112
Income tax benefit	998	1,526	2,305	2,839
Net share-based compensation expense	$1,853	$2,834	$4,280	$5,273

As of December 31, 2007, there was $17.7 million of total unrecognized compensation expense related to the unvested portion of stock options which will be recognized over the subsequent 2.35 years.

The Company estimates the fair value of stock options using the Black-Scholes valuation model.  Key input assumptions used to estimate the fair value of stock options include the exercise price of the option, the expected option term, the expected volatility of the Company’s common stock over the option’s expected term, the risk-free interest rate over the option’s expected term and the Company’s expected annual dividend yield.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted.  Estimates of fair value are not intended to predict actual future events, or the value ultimately realized by the recipients of equity awards.

The fair value of each option granted during the periods referenced below was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Weighted average:
Expected option term (in years)	4.96	6.14	6.00	6.18
Expected volatility	44.88%	56.82%	49.29%	57.41%
Risk-free interest rate	4.23%	4.70%	4.75%	4.76%
Expected annual dividend yield	—	—	—	—

Stock option activity as of and for the six months ended December 31, 2007 is summarized below:

	Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)	(per share)	(years)	(in 000s)
Balance outstanding as of June 30, 2007	8,179	$15.87	6.88	$86,328
Granted	111	30.01
Exercised	(742)	15.34
Forfeited or expired	(81)	16.94
Balance outstanding as of December 31, 2007	7,467	$16.11	6.43	$250,929

Exercisable as of December 31, 2007	4,728	$16.64	5.57	$156,387

Restricted stock and restricted stock unit activity as of and for the six months ended December 31, 2007 is summarized below:

	Weighted Average
	Shares	Grant Date Fair Value
	(in 000s)	(per share)
Balance outstanding as of June 30, 2007	761	$16.05
Granted	55	42.08
Exercised	(20)	17.00
Forfeited or expired	—	—
Balance outstanding as of December 31, 2007	796	$17.83

Vested as of December 31, 2007	550	$15.69

5.             GOODWILL AND INTANGIBLE ASSETS

Finite lived intangible assets

Finite lived intangible assets are comprised of the following:

	December 31, 2007	June 30, 2007
	(in 000s)
Patents and gaming related products	$16,050	$16,050
Less: accumulated amortization	(6,928)	(5,992)
	9,122	10,058

Licenses and other	$39,684	$32,894
Less: accumulated amortization	(20,742)	(18,551)
	18,942	14,343

Total	$28,064	$24,401

Goodwill

The changes in the carrying amount of goodwill for the six-month period ended December 31, 2007, are as follows:

(in 000s)
Balance at June 30, 2007	$161,708
Foreign currency translation adjustment	550
Balance at December 31, 2007	$162,258

6.             LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital leases consist of the following:

	December 31,	June 30,
	2007	2007
	(in 000s)
Term loan facility	$291,217	$307,882
Capital lease obligations	13,233	15,944
Related party debt (see Note 7)	9,981	9,981
Other, generally unsecured	51	47
Long-term debt and capital leases	314,482	333,854
Less current maturities	12,949	12,271
Long-term debt and capital leases, less current maturities	$301,533	$321,583

The Company’s debt structure at December 31, 2007 consisted primarily of a term loan facility and a $75.0 million revolving credit facility, which are limited by a current leverage ratio and debt owed to related parties.  There were no amounts outstanding under the Company’s revolving credit facility as of December 31, 2007.  The revolving credit facility is further restricted to the extent of outstanding letters of credit.  Outstanding letters of credit at December 31, 2007 were $26.3 million which reduced availability under the revolving credit facility to approximately $48.7 million.  The revolving credit facility commitment reduces annually until it expires in September 2008.

The term loan requires principal reductions of approximately 1% per annum paid quarterly, with a balloon payment due in September 2009.  As of December 31, 2007, the term loan had an interest rate of 8.39%, based on LIBOR plus 3.00%.

The term loan and the revolving credit facility are collateralized by substantially all of the Company’s domestic property and are guaranteed by each of the Company’s domestic subsidiaries, other than the entity that holds the Company’s interest in its Rainbow Casino operations, and are secured by a pledge agreement.  The bank loan agreement governing the term loan and the revolving credit facility (the “Loan Agreement”) contains a number of maintenance and other covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries to dispose of assets, incur additional indebtedness or issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of the Company’s subsidiaries, engage in mergers or acquisitions or certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities.  The Company was in compliance with these covenants as of December 31, 2007.

As of December 31, 2007, the Company was also in compliance with its financial covenants consisting of a leverage ratio, a fixed charges coverage ratio and a minimum of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) as defined by the Loan Agreement.  The leverage ratio is computed as total average debt outstanding during the quarter divided by the trailing 12 months EBITDA, excluding certain cash and non-cash charges.  The Company’s leverage ratio as of December 31, 2007 was 1.53 times versus the covenant maximum allowable of 3.50 times.

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

The Company’s related party debt, which totaled approximately $10.0 million as of December 31, 2007, consists primarily of the debt owed to the former principals of Sierra Design Group (“SDG”) and MindPlay LLC (“MindPlay”).  See Note 7, Related Party Transactions, regarding related party debt.

7.             RELATED PARTY TRANSACTIONS

The Company completed the acquisition of all of the assets of SDG during fiscal 2005 and substantially all of the assets and liabilities of MindPlay during fiscal 2004.  In each acquisition, the consideration paid included subordinated debt issued to the former principals of each business.  Certain of the former principals are now employees of the Company.

The notes payable to the former principals of SDG totaled approximately $7.0 million as of December 31, 2007 and are payable in annual installments plus interest at LIBOR plus 2% (7.33% as of December 31, 2007) through 2009.  At the Company’s discretion, the principal and accrued interest thereon can be paid in cash, or can be converted into shares of the Company’s common stock using the average stock price for the 20 business days prior to the delivery of such shares.

The initial purchase price for Mindplay included, among other things, the issuance of a $4.0 million note payable with a fixed rate of 6%. As of December 31, 2007 the notes payable to the former principals of Mindplay totaled $3.0 million.  As provided for in the acquisition agreement, under certain circumstances, the Company may offset 50% of all damages (including reasonable attorneys’ fees) up to the entire amount due under the promissory note in connection with an indemnification claim against the former shareholders of MindPlay related to the Company’s patent lawsuit with Shuffle Master, Inc. (“Shuffle Master”) and International Game Technology (“IGT”).  See Note 10, Commitments and Contingencies.

In November 2007, the Company repurchased 149,253 shares of common stock for $6.0 million from Mr. Robert Luciano, a former principal of SDG and the Company’s Chief Technology Officer. The shares are included in treasury stock.

The Company leases a warehouse and office facility from an entity owned by Mr. Luciano.  Rental payments totaled $112,041 for both of the three-month periods ended December 31, 2007 and 2006 and $224,082 for both of the six-month periods ended December 31, 2007 and 2006.

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

The table below presents information as to the Company’s revenues and operating income by segment:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
		(As restated, See Note 2)		(As restated, See Note 2)
		(in 000s)
Revenues:
Gaming Equipment and Systems	$218,908	$139,708	$396,518	$281,634
Casino Operations	11,744	11,238	23,164	23,077
Total revenues	$230,652	$150,946	$419,682	$304,711

Inter-segment revenues:
Gaming Equipment and Systems	$149	$102	$434	$184
Casino Operations	—	—	—	—
Total inter-segment revenues	$149	$102	$434	$184

Operating income (loss):
Gaming Equipment and Systems	$51,190	$8,951	$97,892	$19,852
Casino Operations	4,200	3,933	8,042	7,968
Corporate/other	(8,588)	(7,162)	(17,970)	(13,811)
Total operating income	$46,802	$5,722	$87,964	$14,009

The Company’s operations are based primarily in the United States and Canada with sales and distribution offices in Europe, China and South America.  The table below presents information as to the Company’s revenues and operating income by geographic region:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
		(As restated, See Note 2)		(As restated, See Note 2)
		(in 000s)
Revenues:
United States and Canada	$202,321	$134,057	$364,689	$270,473
Europe	9,457	8,421	19,749	14,998
Other foreign	18,874	8,468	35,244	19,240
Total revenues	$230,652	$150,946	$419,682	$304,711

Operating income:
United States and Canada	$43,643	$4,707	$77,951	$10,148
Europe	2,678	2,436	6,621	3,486
Other foreign	481	(1,421)	3,392	375
Total operating income	$46,802	$5,722	$87,964	$14,009

9.             INCOME TAXES

On July 1,2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, which creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of the adoption of FIN 48, the Company recorded $22.9 million of liabilities for unrecognized tax benefits of which $8.8 million were accounted for as an increase in accumulated deficit on July 1, 2007.  Of this amount, $14.9 million, if recognized, would impact the effective tax rate.  The Company recognizes interest and penalties related to unrecognized tax benefits as tax expense.  As of July 1, 2007, the Company had $1.2 and $0.4 million accrued for the payment of interest and penalties, respectively. At December 31, 2007, there were no material changes to the amounts recognized upon adoption.

The Company files numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions.  With few exceptions, the Company is no longer subject to United States federal income tax examinations for years before 1995 and is no longer subject to state and local, or foreign income tax examinations for years before 2000.

The Internal Revenue Service (“IRS”) commenced examination of the Company’s United States federal income tax returns for 2003, 2004 and 2005 in the fourth quarter of 2006.  To date, the IRS has proposed, and management has agreed to certain adjustments related to the returns that have been recorded in the income tax provision.  During 2006, the German tax authorities commenced audits of certain German income tax returns for years ranging from 2000 through 2003.It is unlikely that the examinations will be completed in the next twelve months.

The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to December 31, 2008.

10.          COMMITMENTS AND CONTINGENCIES

In February 2005, the SEC initiated an informal inquiry and requested documents and information regarding a class action suit which alleged violations of the Securities Exchange Act of 1934, as amended, stemming from revised earnings guidance, declines in the price of the Company’s common stock and sales of stock by insiders and other matters.  In August 2005, the SEC notified the Company that its investigation had entered a formal phase, and requested additional information from the Company covering the same general areas that were addressed in the informal inquiry. Management is cooperating fully with the SEC in this matter.

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

On December 7, 2004, IGT filed a patent infringement lawsuit against the Company in the United States District Court for the District of Nevada.  The complaint asserts that the Company’s wheel-based games, such as Monte Carlo™, Lucky Wheel™ and Cash For Life™, its games with a reel in the top box, such as Bonus Frenzy™, and its iVIEW™ products infringe on patents held by IGT, and seeks injunctive relief and damages in unspecified amounts.  The Company believes IGT’s claims are without merit and is vigorously defending itself against the lawsuit.  As part of its defense, the Company has asserted counterclaims against IGT, including claims that IGT’s patents are invalid, unenforceable and not infringed, as well as several claims that IGT has engaged in anti-competitive conduct in violation of state and federal antitrust laws.  By its counterclaims, the Company is seeking damages and other relief from IGT.  IGT’s motion to dismiss the Company’s antitrust claims was denied in January 2006, and in March 2007, the court denied IGT’s motions for summary judgment with respect to the antitrust claims dealing with the wheel game market.  The court issued its claims construction rulings in May 2007.  The parties filed assorted motions for summary judgment on November 16, 2007 and no hearing date has been set to date.  Trial is tentatively scheduled for May 2008.

In September 2006, the Company filed a patent infringement lawsuit against IGT in the United States District Court for the District of Nevada.  The complaint asserts that certain of IGT’s bonus wheel games infringe a patent held by the Company, and seeks injunctive relief and damages.  IGT filed an answer generally denying the claims and has filed a motion for summary judgment, which the Company is opposing.  In December 2007, the District Court issued a ruling construing the claim terms of the patent in the suit.  No trial date has been set.

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

ITEM 2.                                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin this Management’s Discussion and Analysis of Financial Condition and Results of Operations with a summary of the restatement as well as an overview of our key operating business divisions as of December 31, 2007.  This overview is followed by a detailed analysis of our results of operations and our financial condition as of, and for, the three and six months ended December 31, 2007 and 2006.  The financial information set forth in the following Management’s Discussion and Analysis gives effect to the restatement as discussed in Note 2 to the unaudited condensed consolidated financial statements, Restatement of Previously Issued Financial Statements.

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

Although we believe the expectations reflected in any forward looking statements are reasonable, readers are cautioned that forward looking statements involve known and unknown risks and uncertainties, are not guarantees of future performance and that actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied by such forward looking statements.  These differences can arise as a result of the risks described in Item 1A, Risk Factors included in our 2007 10-K, as well as other factors such as the impact of competition, our ability to service debt, product development, foreign operations, dependence on key personnel, the ability to integrate future acquisitions, regulation by gaming authorities, the outcome of pending litigation matters, gaming taxes, market risks and the potential adverse effects to our financial condition, results of operations or prospects.

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

Restatement

Subsequent to the issuance of our consolidated financial statements for the year ended June 30, 2006 and in connection with the year-end closing process for fiscal 2007, we determined that certain adjustments were required to be made for corrections of errors in our previously issued consolidated financial statements for the three-month and six-month periods ended December 31, 2006, among others.  These errors related to:

•                                          Certain expenses that had been reported in prior periods as selling, general and administrative expenses, depreciation and amortization expense and other expenses which should have been recorded either as cost of sales or as contra-revenue;

•                                          Additions to leased gaming equipment previously reported as cash used in investing activities in our unaudited condensed consolidated statements of cash flows for all periods prior to March 31, 2007 should have been presented as a change in inventory under cash used in operating activities; and

•                                          Certain sales sourced from the United States directly to foreign customers were included in revenue and operating income attributable to the United States and Canada geographic region and should have been classified as Europe or Other Foreign based on the location of the customer. Specifically, revenue of $7.2 million and $16.0 million and operating income of $0.5 million and $3.1 million for the three-month and six-month periods ended December 31, 2006, respectively, should not have been classified as being attributable to the United States and Canada geographic region.  See Note 8 to the unaudited condensed consolidated financial statements, Segments and Geographic Information.

As a result of these and other immaterial errors, our unaudited condensed consolidated statements of operations for the three-month and six-month periods ended December 31, 2006 and statement of cash flows for the six-month period ended December 31, 2006, among other periods, have been restated from the amounts previously reported.  The restatement had no effect on the unaudited condensed consolidated balance sheets or reported net loss for any period.  See Note 2 to the unaudited condensed consolidated financial statements, Restatement of Previously Issued Financial Statements.

The financial information set forth in the following Management’s Discussion and Analysis gives effect to the restatement. The following is a summary of the effects of the restatement on the accompanying unaudited condensed consolidated financial statements:

	Three Months Ended December 31, 2006
	As previously reported	Reclassification (1)	Adjustments	As restated
		(in 000s)
Statement of Operations
Revenue:
Gaming equipment and systems	$140,533	$(40,420)	$(825)	$99,288
Gaming operations	—	40,420	—	40,420
Casino operations	11,238	—	—	11,238
Total revenue	151,771	—	(825)	150,946

Cost of gaming equipment and systems (2)	70,653	(17,124)	874	54,403
Cost of gaming operations	—	17,124	—	17,124
Direct cost of casino operations	4,439	—	—	4,439
Selling, general and administrative expense	51,622	—	(1,195)	50,427
Depreciation and amortization	5,903	—	(379)	5,524
Operating income	5,847	—	(125)	5,722
Other income, net	675	—	125	800
Loss before income taxes and minority interest	(3,265)	—	—	(3,265)

	Six Months Ended December 31, 2006
	As previously reported	Reclassification (1)	Adjustments	As restated
		(in 000s)
Statement of Operations
Revenue:
Gaming equipment and systems	$282,496	$(81,039)	$(862)	$200,595
Gaming operations	—	81,039	—	81,039
Casino operations	23,077	—	—	23,077
Total revenue	305,573	—	(862)	304,711

Cost of gaming equipment and systems (2)	143,540	(34,666)	1,676	110,550
Cost of gaming operations	—	34,666	—	34,666
Direct cost of casino operations	8,901	—	—	8,901
Selling, general and administrative expense	101,666	—	(1,819)	99,847
Depreciation and amortization	11,336	—	(461)	10,875
Operating income	14,267	—	(258)	14,009
Other income, net	925	—	258	1,183
Loss before income taxes and minority interest	(1,605)	—	—	(1,605)

(1) See Note 1 to the unaudited condensed consolidated financial statements, Basis of Presentation-Reclassifications.

(2) Cost of gaming equipment and systems excludes amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

	Six Months Ended December 31, 2006
	As previously reported	Adjustments	As restated
	(in 000s)
Statement of Cash Flows
Other adjustments to reconcile net loss to net cash provided by (used in) operating activities	$9,523	$(6,386)	$3,137
Change in inventories	(10,719)	(38,324)	(49,043)
Net cash provided by (used in) operating activities	32,269	(44,710)	(12,441)

Capital expenditures	(8,778)	(2,776)	(11,554)
Additions to leased gaming equipment	(47,486)	47,486	—
Net cash used in investing activities	(58,653)	44,710	(13,943)

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

We design, manufacture, assemble, sell, maintain and operate a full range of technology-based gaming devices.These devices are not mass produced and are normally configured to specific requirements based on a customer’s particular order.  Gaming devices are differentiated from one another by a number of factors including, but not limited to, graphic design and theme, cabinet style, pay table, game layout, betting denomination and minimum/maximum betting amount.

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

We spent approximately 7% of revenue generated from our Bally Gaming Equipment and Systems segment for both the three months and six months ended December 31, 2007 on research and development to accelerate the use of technology in our gaming products.

Our Rainbow Casino is one of four casinos currently operating in the Vicksburg, Mississippi market and comprises our Casino Operations division.  The facility includes a 33,000-square foot casino with 835 gaming devices and 10 table games, a 224-seat buffet-style restaurant and a 20,000-square foot conference center.  The Casino also includes the 89-room Rainbow Hotel, which is owned and operated by a third party. Rainbow is marketed as a “locals” casino and draws mid-level gaming customers principally from within a 75-mile radius of Vicksburg.  Our promotions are focused primarily on direct mail and special promotional events.  A new casino project adjacent to the Rainbow Casino is under construction and is scheduled to open in November 2008.  There may be other new casinos constructed in the Vicksburg market in the future as previously existing and new Gulf Coast properties continue to open in the aftermath of the 2005 hurricane season.  These properties will provide additional competition to our business.

Results of Operations

Our results of operations include the accounts of Bally Technologies, Inc. and its subsidiaries.  We report our revenue and income in two reportable segments: the Bally Gaming Equipment and Systems segment, which includes our Gaming Equipment, Systems and Gaming Operations divisions, and our Casino Operations segment.  Revenue from our Bally Gaming Equipment and Systems segment represented approximately 95% and 93% of our total revenues for the three months ended December 31, 2007 and 2006, respectively, and 94% and 92% of our total revenues for the six months ended December 31, 2007 and 2006, respectively.

Bally Gaming Equipment and Systems

The summary financial results and operating statistics for our Bally Gaming Equipment and Systems segment for the three months and six months ended December 31, 2007 and 2006 were as follows:

	Three Months Ended December 31,				Six Months Ended December 31,
	2007	% Rev	2006	% Rev	2007	% Rev	2006	% Rev
	(dollars in millions)
Revenues:
Gaming Equipment	$108.4	49%	$70.4	50%	$192.7	49%	$132.7	47%
Gaming Operations	54.2	25%	40.4	29%	108.3	27%	81.0	29%
Systems	56.3	26%	28.9	21%	95.5	24%	67.9	24%
Total revenues	$218.9	100%	$139.7	100%	$396.5	100%	$281.6	100%

Gross Margin:
Gaming Equipment (1)	$47.7	44%	$24.1	34%	$86.6	45%	$44.1	33%
Gaming Operations	31.4	58%	23.3	58%	67.4	62%	46.4	57%
Systems (1)	40.9	73%	20.8	72%	70.9	74%	45.9	68%
Total gross margin	$120.0	55%	$68.2	49%	$224.9	57%	$136.4	48%

Selling, general and administrative	$50.6	23%	$41.6	30%	$91.6	23%	$82.1	29%
Research and development costs	14.7	7%	13.3	10%	28.0	7%	25.9	9%
Depreciation and amortization	3.5	2%	4.4	3%	7.4	2%	8.6	3%
Operating income	$51.2	23%	$8.9	6%	$97.9	25%	$19.8	7%

(1)        Gross Margin from Gaming Equipment and Systems excludes amortization related to certain intangibles including core technology and license rights, which are included in depreciation and amortization.

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Operating Statistics
New gaming devices sold	7,144	4,672	12,295	8,099
Original Equipment Manufacturer (“OEM”) units sold	—	460	—	1,605
New unit Average Selling Price (“ASP”)	$13,147	$12,620	$13,201	$12,363

	As of December 31,
	2007	2006
Gaming monitoring units installed base	305,000	287,000
Casino management systems installed base	570	563
Systems managed cashless games	270,000	231,000

End of period installed base:
Wide-area progressive	973	935
Local-area progressive	352	544
Total linked progressive systems	1,325	1,479

Rental and daily-fee games (1)	9,290	4,893
Lottery systems	7,851	7,164
Centrally determined systems (2)	42,773	30,987

(1)        Certain devices previously included in centrally determined systems that were converted to standalone devices have been reclassified to rental and daily-fee games.

(2)   Daily fee  revenue from approximately 7,400 units included in the centrally determined systems end of period installed base total as of December 31, 2007 are currently being deferred based upon the completion of certain contractual commitments necessary to recognize the revenue under the Company’s revenue recognition policy.  There were no similar deferrals as of December 31, 2006.

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

Total revenues for our Bally Gaming Equipment and Systems segment increased $79.2 million, or 57%, in the three months ended December 31, 2007, when compared to the same period last year, as a result of the following:

Revenues and Gross Margin:

     Gaming Equipment.  Gaming Equipment revenue increased by $38.0 million, or 54%, to approximately $108.4 million primarily as a result of:

•                  A 53% increase in new gaming device sales to 7,144 units in the three months ended December 31, 2007, when compared to 4,672 units in the same period last year. The three months ended December 31, 2006 included 460 lower margin units which were sold to OEMs.

•                  A 4% increase in the ASP of new gaming devices, excluding OEM sales, as a result of product mix and the effect of foreign currency exchange rates on international pricing.

     Gaming Equipment Gross Margin.  Gaming Equipment gross margin increased to 44% in the three months ended December 31,2007 from 34%, in the same period last year, primarily as a result of the elimination of lower margin OEM sales and the increase in ASP, discussed above, and improved purchasing and manufacturing efficiencies due to increased volumes and lower manufacturing costs.

     Gaming Operations.  Gaming Operations revenue increased $13.8 million, or 34%, to approximately $54.2 million in the three months ended December 31, 2007, when compared to the same period last year, primarily as a result of:

•                  An increase of $13.4 million, or 39%, in participation, rental and license revenue in the three months ended December 31, 2007, when compared to the same period last year, primarily derived from:

•                  Our installed base of centrally determined games increased 38% from 30,987 units as of December 31, 2006 to 42,773 units as of December 31, 2007 primarily due to games added in Washington, Florida and Mexico.  Excluding games where revenue is currently being deferred, centrally determined games increased approximately 14% as of December 31, 2007 when compared to the same period last year;

•                  Our installed base of rental and daily fee games, which includes premium titles such as Hot Shot Progressive™, increased 90% from 4,893 units as of December 31, 2006 to 9,290 units as of December 31, 2007.  The net change was primarily due to the popularity of our premium products; and

•                  Our installed base of lottery units increased 10% from 7,164 units as of December 31, 2006 to 7,851 units as of December 31, 2007.  The increase was primarily due to additions of units deployed by the New York Lottery.

Gaming Operations Gross Margin. Gross margin remained consistent at 58% in both the three months ended December 31, 2007 and in the same period last year.

Revenue and gross margin from Gaming Operations in fiscal 2007 include daily fees that relate to certain contracts which are currently being deferred due to new contractual commitments made to the customers.  The margin on the deferred daily fees are higher than average as they are generated from transactions which require a relatively low depreciable infrastructure.  Approximately $4.4 million in daily fees generated during the second quarter of fiscal 2008 was deferred pending delivery of the commitments.  Deferral of the daily fees associated with the contracts will continue until the commitments have been delivered.

     Systems:  Systems revenue increased $27.4 million, or 95%, to $56.3 million in the three months ended December 31, 2007 when compared to the same period last year primarily as a result of continued acceptance of the Company’s products and an increase in the number of go-lives. Systems maintenance revenue was $9.9 million, representing an increase of $1.6 million, or 19%, in the three months ended December 31, 2007 when compared to $8.3 million in the same period last year.

     Systems Gross Margin. Systems gross margin increased slightly to 73% in the three months ended December 31, 2007 from 72% in the same period last year.

Selling, General and Administrative.   Selling, general and administrative expense increased $9.0 million, or 22%, in the three months ended December 31, 2007, when compared to same period last year.  Salaries and related expenses increased $5.0 million, or 16%, in the three months ended December 31, 2007, when compared to the same period last year due primarily to increases in staffing to meet growing demands of the business brought about by an increase in revenue.

Research and Development Costs.  Research and development costs increased 10% in the three months ended December 31, 2007, when compared to the same period last year, as a result of our focus on technology assets and the competitive landscape that requires a continual investment in future generations of gaming products and systems.

Depreciation and Amortization.  Depreciation and amortization expense decreased 19% in the three months ended December 31, 2007, when compared to same period last year, primarily as a result of the disposal of certain intangible assets in late fiscal 2007.

Six Months Ended December 31, 2007 Compared to Six Months Ended December 31, 2006

Total revenues for our Bally Gaming Equipment and Systems segment increased $114.9 million, or 41%, in the six months ended December 31, 2007, when compared to the same period last year, as a result of the following:

Revenues and Gross Margin:

     Gaming Equipment.  Gaming Equipment revenue increased by $60.0 million, or 45%, to approximately $192.7 million primarily as a result of:

•              A 52% increase in new gaming device sales to 12,295 units in the six months ended December 31, 2007, when compared to 8,099 units in the same period last year. The six months ended December 31, 2006 included 1,605 lower margin units which were sold to OEMs.

•              A 7% increase in the ASP of new gaming devices, excluding OEM sales, as a result of incentive pricing and discounts offered to our customers related to the roll-out of our Alpha OS platform products in the prior year.  In addition, ASP increased due to product mix and the effect of foreign currency exchange rates on international pricing.

Gaming Equipment Gross Margin.  Gaming Equipment gross margin increased to 45% in the six months ended December 31, 2007 from 33%, in the same period last year, primarily as a result of the decrease in lower margin OEM sales and the increase in ASP, discussed above, and:

•                  A $3.5 million increase in revenues from the sale of conversion kits, which have higher margins, in the six months ended December 31, 2007 when compared to the same period last year; and

•                  Improved purchasing and manufacturing efficiencies due to increased volumes and lower manufacturing costs.

     Gaming Operations. Gaming Operations revenue increased $27.3 million, or 34%, to approximately $108.3 million in the six months ended December 31, 2007, when compared to the same period last year, primarily as a result of:

•                  An increase of $27.2 million, or 40%, in participation, rental and license revenue in the six months ended December 31, 2007, when compared to the same period last year, primarily derived from:

•                  Our installed base of centrally determined games increased 38% from 30,987 units as of December 31, 2006 to 42,773 units as of December 31, 2007 primarily due to games added in Washington, Florida and Mexico.  Excluding games where revenue is currently being deferred, centrally determined games increased approximately 14% as of December 31, 2007 when compared to the same period last year;

•                  Our installed base of rental and daily fee games, which includes premium titles such as Hot Shot Progressive™, increased 90% from 4,893 units as of December 31, 2006 to 9,290 units as of December 31, 2007.  The net change was primarily due to the popularity of our premium products; and

•                  Our installed base of lottery units increased 10% from 7,164 units as of December 31, 2006 to 7,851 units as of December 31, 2007.  The increase was primarily due to additions of units deployed by the New York Lottery.

Gaming Operations Gross Margin. Gross margin increased to 62% in the six months ended December 31, 2007 from 57%, in the same period last year, primarily as a result of the increase in higher margin participation and rental revenue due to the popularity of our premium products discussed above offset by the deferral of certain higher margin daily fees discussed below.

Revenue and gross margin from Gaming Operations in fiscal 2007 include daily fees that relate to certain contracts which are currently being deferred due to new contractual commitments made to customers.  Approximately $7.6 million in daily fees generated during the six months ended December 31, 2007 were deferred pending delivery of the commitments.  Deferral of the daily fees associated with the contracts will continue until the commitments have been delivered.

     Systems:  Systems revenue increased $27.6 million, or 41%, to approximately $95.5 million in the six months ended December 31, 2007 when compared to the same period last year primarily as a result of continued acceptance of the Company’s products and an increase in the number of go-lives, principally in the second quarter of fiscal 2008. Systems maintenance revenue was $19.3 million, representing an increase of $3.4 million, or 21%, in the six months ended December 31, 2007 when compared to $15.9 million in the same period last year.

     Systems Gross Margin. Systems gross margin increased to 74% in the six months ended December 31, 2007 from 68%, in the same period last year, primarily as a result of an increase in the proportion of software and maintenance revenue as compared to hardware sales.  Hardware sales have lower gross margins compared with software and maintenance revenue.

Selling, General and Administrative.   Selling, general and administrative expense increased $9.5 million, or 12%, in the six months ended December 31, 2007, when compared to same period last year.  Salaries and related expenses increased $8.0 million, or 13%, in the six months ended December 31, 2007, when compared to the same period last year due primarily to increases in staffing to meet growing demands of the business brought about by an increase in revenue.

Research and Development Costs.  Research and development costs increased 8% in the six months ended December 31, 2007, when compared to the same period last year, as a result of our focus on technology assets and the competitive landscape that requires a continual investment in future generations of gaming products and systems.

Depreciation and Amortization. Depreciation and amortization expense decreased 14% in the six months ended December 31, 2007, when compared to same period last year, primarily as a result of the disposal of certain intangible assets in late fiscal 2007.

Casino Operations

The summary of our financial results and operating statistics for our Casino Operations is as follows:

	Three Months Ended December 31,				Six Months Ended December 31,
	2007	% Rev	2006	% Rev	2007	% Rev	2006	% Rev
	(dollars in millions)
Revenue	$11.8	100%	$11.2	100%	$23.2	100%	$23.1	100%

Selling, general and administrative	$2.2	18%	$2.1	19%	$4.4	19%	$4.6	20%
Depreciation and amortization	$0.6	6%	$0.8	7%	$1.3	6%	$1.6	7%
Operating income	$4.2	36%	$3.9	35%	$8.0	35%	$8.0	35%

Operating statistics:
Average number of gaming devices	835		852		834		893
Average number of table games	10		11		10		11

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

Casino Operations.  Casino Operations revenue increased 4% for the three months ended December 31, 2007 when compared to the same period last year.  Revenue increased due to the removal of certain low-revenue producing gaming devices which decreased certain rental expenses and increased average win per day per gaming device.  The average number of gaming devices, or slot machines, decreased by 17 units, or 2%, to 835 units during the three months ended December 31, 2007 when compared to the same period last year.  The addition of another ramp for an entrance to the new buffet restaurant, which opened in June 2007, resulted in relocating the pit and reducing it by one table game and removing certain gaming devices from the floor.

Selling, General and Administrative.  Selling, general and administrative expenses increased by 3% for the three months ended December 31, 2007, when compared to the same period last year, primarily as a result of an increase in promotional offerings to advertise the new buffet restaurant.

Depreciation and Amortization.  Depreciation and amortization expense decreased 12% for the three months ended December 31, 2007, when compared to the same period last year, as a result of the decrease in the number of slot machines and reduced capital expenditures during the period.

Six Months Ended December 31, 2007 Compared to Six Months Ended December 31, 2006

Casino Operations.  Casino Operations revenue increased less than 1% for the six months ended December 31, 2007 when compared to the same period last year.  The average number of gaming devices decreased by 59 units, or 7%, to 834 units during the six months ended December 31, 2007 when compared to the same period last year.  The addition of another ramp for an entrance to the new buffet restaurant, which opened in June 2007, resulted in relocating the pit and reducing it by one table game and removing certain gaming devices from the floor.  In addition, the removal of certain low-revenue producing gaming devices decreased some rental expenses and increased average win per day per gaming device.

Selling, General and Administrative.  Selling, general and administrative expenses decreased by 6% for the six months ended December 31, 2007, when compared to the same period last year, primarily as a result of a reduction in advertising expenditures for billboards and the reduction of certain promotional expenses.

Depreciation and Amortization.  Depreciation and amortization expense decreased 15% for the six months ended December 31, 2007, when compared to the same period last year, as a result of the decrease in the number of slot machines and reduced capital expenditures during the period.

Parent Company

The summary financial results of Bally Technologies, Inc., our parent entity, are set forth below. These results also include certain other income and expenses that are otherwise not allocated to a specific business segment.

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
	(dollars in millions)
General and administrative	$8.2	$6.8	$17.3	$13.1
Depreciation and amortization	0.4	0.4	0.7	0.7
Total expense	$8.6	$7.2	$18.0	$13.8

Other income (expense)
Interest income	$1.0	$0.4	$2.0	$1.3
Interest expense	(7.3)	(10.2)	(14.5)	(18.1)
Other, net	0.1	0.9	1.0	1.2
Total other expense	$(6.2)	$(8.9)	$(11.5)	$(15.6)

Income tax (expense) benefit	$(15.2)	$2.4	$(28.3)	$1.7
Minority interest	$(1.0)	$(1.6)	$(2.4)	$(2.8)

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

General and Administrative.  General and administrative expense increased $1.4 million, or 21%, in the three months ended December 31, 2007, when compared to the same period last year, primarily as a result of an increase in accounting fees of $1.7 million in the three months ended December 31, 2007, when compared to the same period last year, due to the timing of the filing of our 2007 10-K on November 2, 2007 and our Form 10-Q for three months ended September 30, 2007  on December 21, 2007.

Depreciation and amortization.  There was minimal change in depreciation and amortization expense during the three months ended December 31, 2007 as compared to the same period last year.

Other Income (Expense). Other expense decreased $2.7 million, or 32%, in the three months ended December 31, 2007, when compared to the same period last year, primarily as a result of a decrease in interest expense due to lower rates and a reduction in the amount of debt outstanding.

Minority Interest.  Minority interest decreased primarily due to reduced earnings from certain variable interest entities.

Six Months Ended December 31, 2007 Compared to Six Months Ended December 31, 2006

General and Administrative.  General and administrative expense increased $4.2 million, or 32%, in the six months ended December 31, 2007, when compared to the same period last year, primarily as a result of:

•                  An increase in accounting fees of $3.0 million in the six months ended December 31, 2007 when compared to the same period last year, due to the timing of the filing of our 2007 10-K on November 2, 2007 and our Form 10-Q for the three months ended September 30, 2007 on December 21, 2007; and

•                  An increase in payroll and related costs of $0.8 million in the six months ended December 31, 2007, when compared to the same period last year, primarily due to increases in bonuses due to improvements in operating results during the current period.  In addition, there was an increase in headcount, including additional finance resources, to address our weaknesses in internal control over financial reporting.

Depreciation and amortization.  There was minimal change in depreciation and amortization expense during the six months ended December 31, 2007 as compared to the same period last year.

Other Income (Expense). Other expense decreased $4.1 million, or 26%, in the six months ended December 31, 2007 when compared to the same period last year, primarily as a result of a decrease in interest expense due to reduced rates and a reduction in the amount of debt outstanding.

Income tax expense.  Our effective income tax rate for the six months ended December 31, 2007 and 2006 was approximately 37% and 38%, respectively.  At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate, as necessary. During the six months ended December 31, 2007 we implemented FASB Interpretation (“FIN”)  48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.

Minority Interest.  Minority interest decreased primarily due to reduced earnings from certain variable interest entities.

Financial Condition

Selected balance sheet accounts are as follows:

	December 31, 2007	June 30, 2007	Increase (decrease)
			Amount	%
	(in 000s)
Cash and cash equivalents	$48,316	$40,842	$7,474	18%

Total long-term debt and capital leases	$314,482	$333,854	$(19,372)	(6)%

Total current assets	$474,227	$421,883	$52,344	12%
Total current liabilities	$268,473	$256,938	$11,535	4%
Net working capital	$205,754	$164,945	$40,809	25%

As of December 31, 2007 and June 30, 2007, we had $48.3 million and $40.8 million, respectively, in consolidated cash and cash equivalents which included approximately $4.8 million and $3.7 million, respectively, of cash utilized in our Casino Operations segment that is held in vaults, cages or change banks.  Pursuant to various state gaming regulations, certain cash accounts are maintained to ensure availability of funds to pay wide-area progressive jackpot awards.  At December 31, 2007 and June 30, 2007, these accounts had an aggregate value of approximately $15.6 million and $17.2 million, respectively, and are classified as restricted cash in our unaudited condensed consolidated balance sheets.  In addition, we purchase U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive winnings as annual or weekly installment payments rather than one lump sum.  These securities are included in restricted long-term investments in the accompanying unaudited condensed consolidated balance sheets, and totaled $10.6 million and $10.5 million as of December 31, 2007 and June 30, 2007, respectively.

Our net working capital increased $40.8 million for the six months ended December 31, 2007.  Key factors related to the working capital increase included a $7.5 million increase in cash and cash equivalents, an $8.9 million increase in inventory, a $17.8 million increase in accounts receivable and a $13.5 million increase in deferred cost of revenue offset by a $15.2 million increase in current deferred revenue.

Our debt structure consists primarily of a term loan facility and a $75.0 million revolving credit facility, which is limited by a current leverage ratio, and debt owed to related parties.  There were no amounts outstanding under our revolving credit facility as of December 31, 2007.  The revolving credit facility is further restricted to the extent of outstanding letters of credit.  Outstanding letters of credit at December 31, 2007 were $26.3 million which reduced availability under the revolving credit facility to approximately $48.7 million.  The term loan requires principal reductions of approximately 1% per annum paid quarterly, with a balloon payment due in September 2009.  The revolving credit facility commitment reduces annually until it expires in September 2008.

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

The financial covenants under the Loan Agreement consist of a leverage ratio, a fixed charges coverage ratio, and a minimum of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) as that term is defined in the Loan Agreement.  The leverage ratio is computed as total average debt outstanding during the quarter divided by the trailing 12 months EBITDA, excluding certain cash and non-cash charges, and is further adjusted to remove EBITDA from discontinued operations at the time those operations are sold.  The Company’s leverage ratio as of December 31, 2007 was 1.53 times versus the covenant maximum allowable of 3.50 times.

Management believes that cash flows from current operating activities will provide us with sufficient capital resources and liquidity to operate our business for at least the next 12 months. At December 31, 2007, we had no material future commitments for capital expenditures.

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

Cash flows from operating activities increased $43.8 million in the six months ended December 31, 2007 as compared to the same period last year.  The 2008 increase in cash flows provided by operating activities was primarily the result of the increase in net income during the period as a result of the increase in revenue and the improvement in gross margin previously discussed.

Cash used for the purchase of inventory, which is included in cash flows from operating activities, was $43.2 million in the six months ended December 31, 2007 as compared to $49.0 million in the same period last year.  We only have one process to procure raw materials for the assembly of both inventory and leased gaming equipment.  The materials requisition planning process considers the number of devices we expect to build for sale and for use in our gaming operations division during a particular period, but we do not separately earmark purchases for leased gaming equipment.  Without such an earmarking process, we are unable to determine whether the cash expended to construct leased gaming equipment during a particular period came from inventory on hand at the beginning of the period or was constructed from inventory procured during the period of deployment, thus requiring the expenditure of cash.  As a result of our inability to separately identify the cash flows associated with the construction of leased gaming equipment, we have included all additions to leased gaming equipment as a change in inventory under cash used in operating activities.  During the six months ended December 31, 2007 we transferred $40.2 million from inventory to leased gaming equipment compared to $35.9 million in the same period last year.

Cash flows used in investing activities totaled $13.5 million in the six months ended December 31, 2007 as compared to $13.9 million in the same period last year primarily as a result of:

•                  Capital expenditures of $8.4 million in the six months ended December 31, 2007 as compared to $11.6 million in the same period last year; and

•                  Decreases in restricted cash and investments of $1.6 million in the six months ended December 31, 2007 as compared to an increase of $1.1 million in same period last year.

Cash used by financing activities totaled $11.1 million in the six months ended December 31, 2007 as compared to cash provided by financing activities of $22.4 million in same period last year as a result of:

•                  Principal payments on capital leases and other long term debt of $19.4 million in the six months ended December 31, 2007 as compared to $4.2 million in the same period last year.  We made an unscheduled $15.0 million payment under the term loan facility during the first quarter in fiscal 2008;

•                  Cash provided from exercise of stock options and warrants of $11.4 million in the six months ended December 31, 2007 as compared to $4.3 million in the same period last year;

•                  Purchase of treasury stock for $6.0 million in the six months ended December 31, 2007 as discussed below in Item 2, Unregistred Sales of Equity Securities and Use of Proceeds;

•                  Excess tax benefit from the exercise of stock options of $2.8 million in the six months ended December 31, 2007; and

•                  Cash proceeds from the sale and lease-back of certain equipment for Yonkers Raceway of $22.3 million in the six months ended December 31, 2006.

Critical Accounting Policies

A description of our critical accounting policies can be found within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2007 10-K.  There were no material changes to those policies during the six months ended December 31, 2007.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), Business Combinations. SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS No.141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.   SFAS No.141R also includes a substantial number of new disclosure requirements. SFAS No.141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and accordingly, we expect to adopt SFAS No. 141R beginning in fiscal 2010. We expect that SFAS No. 141R will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions, if any, at that time.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2007, we had total debt outstanding of approximately $314.5 million, consisting primarily of the $291.2 million outstanding under a term loan under our senior credit facility, $10.0 million in related party debt and $13.3 million in capital lease obligations and other debt.  The interest rate for the term loan is variable, based on LIBOR, and resets every six months. Approximately $7.0 million of related party debt is variable and is based on LIBOR.  If the LIBOR rates were to increase or decrease by 100 basis points, with all other factors remaining constant, earnings would decrease or increase by approximately $3.0 million annually, on a pre-tax basis.

Foreign Currency Exchange Rate Risk

Our foreign subsidiaries generally use their domestic currency as their functional currency.  A 10% fluctuation in the exchange rates of these currencies against the U.S. dollar would result in a corresponding change in earnings reported in the consolidated group of approximately $3.8 million.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Quarterly report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective due to the existing material weaknesses in our internal control over financial reporting previously identified and discussed in our 2007 10-K and below under “—Internal Control Over Financial Reporting —Material Weakness in Internal Control Over Financial Reporting Previously Reported.”

In view of the fact that the financial information presented in this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2007, was prepared in the absence of effective internal control over financial reporting, we have devoted a significant amount of time and resources to the analysis of the financial statements contained in this report.  In particular, we have reviewed the significant account balances and transactions reflected in the financial statements contained in this report and otherwise analyzed the transactions underlying our financial statements to verify the accuracy of the financial statements.  Accordingly, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, and cash flows.

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

Certain Changes in Internal Control Over Financial Reporting during the Fiscal Quarter Ended December 31, 2007

Although we continued our efforts to remediate the previously reported material weaknesses and initiated certain updated remediation activities, as described below, there were no changes in our internal control over financial reporting that occurred in the  fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and the material weakness conditions previously disclosed in our 2007 Form 10-K continue to exist as of December 31, 2007.

Material Weakness in Internal Control Over Financial Reporting Previously Reported

During the second quarter of fiscal 2008, management updated its remediation plan for the previously reported material weaknesses.  The updated remediation plan was developed through investigations and reviews of the processes and activities surrounding the previously reported material weaknesses and include changes in the design of these processes to prevent or detect similar future occurrences.  We have begun implementing the remediation plan with respect to the previously reported material weaknesses, as discussed immediately below, however, there can be no assurances as to when, or if, the implementation of these initiatives will be completed.

The following discussion is an overview of the previously reported material weaknesses as well as each of the updated remediation activities we have identified and/or begun to implement in respect of each such material weakness:

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

Remediation activities:

•      Training personnel on revenue recognition guidelines and updating internal reference materials, adding additional qualified revenue accounting resources and designing a contract review process based on complexity of transactions, each on a worldwide basis.

•      Publishing a new worldwide customer credit policy based upon management’s current objectives and assessment of risk.

•      Increasing the standardization of contract language that can be altered only with designated approvals as well as enhancing the controls over reviews of changes to this standardized language as it relates to revenue recognition.

•      Redesigning the customer order entry process so that customer orders are reviewed prior to shipment by finance and accounting for collectability and terms or conditions that may impact revenue recognition.

•      Designing parts and systems sales processes to address completeness and timeliness of shipping, billing and go-live activities consistent with the terms of sale agreements, contracts and shipping documents.

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

Remediation activities:

•                  In conjunction with the implementation of a new warehouse management system:

•                  Implementing a workflow application that automates controls over timely and accurate raw material transaction processing and on hand balances in the perpetual inventory system; and

•                  Launching a reliable cycle counting process for continuous, real time, validation of raw material on hand balances.

•                  Performing timely monitoring, analysis and reconcilition of perpetual inventory system transactions to the general ledger to eliminate manual journal entries.

•                  Implementing a new production work order review process to monitor the accuracy of completed product cost and returns to stock of unused parts prior to the closing of work orders.

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

Remediation activities:

•                  Strengthening policies and procedures surrounding changes to significant financial processes, including the underlying systems and applications, to ensure adequate review, testing and approval prior to implementation.

•                  Deploying additional qualified accounting staff and consultants in the areas of inventory and cost accounting, financial analysis and process improvement.

PART II

ITEM 1.  LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 10 to the unaudited condensed consolidated financial statements, Commitment and Contingencies, which is incorporated by reference in response to this item.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (Per Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs
October 1 – October 31, 2007	—		—	—	—
November 1 – November 30, 2007	149,253	(1)	$40.20	—	—
December 1 – December 31, 2007	—		—	—	—

(1) In November 2007, the Company repurchased 149,253 shares of common stock for $6.0 million from Mr. Robert Luciano, the Company’s Chief Technology Officer pursuant to a stock purchase agreement.  The purchase price per share of common stock was determined by calculating the average per share closing price of the Company’s common stock for the three business days before the closing date.

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

BALLY TECHNOLOGIES, INC.	Date: February 14, 2008

By	/s/Richard Haddrill
Richard Haddrill
President and Chief Executive Officer
(Principal Executive Officer)

By	/s/Robert C. Caller
Robert C. Caller
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)