Form 10-Q
period 2008-03-31
BALLY TECHNOLOGIES, INC.
filed 2008-05-12
CIK 2491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

☒  Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☒  Large Accelerated Filer                                                                                                ☐  Accelerated Filer

                ☐  Non-Accelerated Filer (do not check if a smaller reporting company) ☐  Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐            Yes ☒  No

The number of shares of Common Stock, $0.10 par value, outstanding as of May 7, 2008, according to the records of the registrant’s registrar and transfer agent was 54,703,000 which does not include 1,017,000 shares held in treasury.

I N D E X

PART I

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2008	2007
	(in 000s, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$36,042	$40,842
Restricted cash	13,571	17,201
Accounts and notes receivable, net of allowances for doubtful accounts of $11,553 and $8,481	209,688	172,060
Inventories	91,154	81,151
Deferred tax assets, net	62,896	59,486
Deferred cost of revenue	61,751	36,744
Other current assets	19,415	14,399
Total current assets	494,517	421,883

Long-term investments (restricted)	10,803	10,455
Long-term receivables	7,988	9,840
Property, plant and equipment, net of accumulated depreciation of $57,270 and $46,320	72,494	75,623
Leased gaming equipment, net of accumulated depreciation of $88,553 and $73,396	92,132	67,965
Goodwill	162,728	161,708
Intangible assets, net of accumulated amortization of $29,203 and $24,543	30,503	24,401
Deferred tax assets, net	24,129	18,457
Long-term deferred cost of revenue	35,161	28,376
Other assets, net	5,582	6,187
Total assets	$936,037	$824,895
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,568	$44,045
Accrued liabilities	52,611	56,427
Customer deposits	23,863	23,489
Jackpot liabilities	13,471	13,414
Deferred revenue	127,459	94,347
Income taxes payable	2,254	12,945
Current maturities of long-term debt and capital leases, including $2,800 and $2,381 owed to related parties	13,535	12,271
Total current liabilities	273,761	256,938
Long-term debt and capital leases, net of current maturities, including $2,800 and $7,600 owed to related parties	294,057	321,583
Long-term deferred revenue	55,629	36,651
Other income tax liability	20,285	—
Other liabilities	8,057	9,321
Total liabilities	651,789	624,493
Minority interest	1,689	948
Commitments and contingencies (Note 9)
Stockholders’ equity:
Special stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 115 shares issued and outstanding	12	12
Common stock, $0.10 par value; 100,000,000 shares authorized; 55,686,000 and 54,612,000 shares issued and 54,669,000 and 54,025,000 outstanding	5,555	5,455
Treasury stock at cost, 1,017,000 and 587,000 shares	(18,614)	(1,894)
Additional paid-in capital	285,138	253,809
Accumulated other comprehensive income	2,414	1,119
Retained earnings (accumulated deficit)	8,054	(59,047)
Total stockholders’ equity	282,559	199,454
Total liabilities and stockholders’ equity	$936,037	$824,895

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(in 000s, except per share amounts)
Revenues:
Gaming equipment and systems	$160,627	$117,513	$448,889	$318,108
Gaming operations	58,981	44,731	167,237	125,770
Casino operations	13,001	12,974	36,165	36,051
	232,609	175,218	652,291	479,929
Costs and expenses:
Cost of gaming equipment and systems (1)	74,918	63,452	205,720	174,001
Cost of gaming operations	17,691	18,645	58,507	53,311
Direct cost of casino operations	4,901	4,681	14,332	13,583
Selling, general and administrative	60,416	51,303	173,679	151,150
Research and development costs	15,103	12,536	43,059	38,399
Depreciation and amortization	4,725	6,236	14,175	17,111
	177,754	156,853	509,472	447,555
Operating income	54,855	18,365	142,819	32,374

Other income (expense):
Interest income	832	680	2,836	2,004
Interest expense	(6,326)	(7,656)	(20,833)	(25,777)
Other, net	1,281	(37)	2,274	1,143

Income before income taxes and minority interest	50,642	11,352	127,096	9,744
Income tax expense	(18,939)	(4,493)	(47,283)	(2,806)
Minority interest	(1,454)	(277)	(3,866)	(3,100)

Net income	$30,249	$6,582	$75,947	$3,838

Basic and diluted earnings per share:
Basic earnings per share	$0.55	$0.12	$1.40	$0.07
Diluted earnings per share	$0.52	$0.12	$1.31	$0.07

Weighted average shares outstanding:
Basic	54,576	53,220	54,335	53,062
Diluted	58,396	55,662	58,114	55,249

(1) Cost of gaming equipment and systems exclude amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2008	2007
	(in 000s)
Cash flows from operating activities:
Net income	$75,947	$3,838
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	45,339	44,672
Share-based compensation	10,020	11,090
Tax benefit of stock option exercises	155	—
Excess tax benefit of stock option exercises	(6,481)	(526)
Deferred income taxes	—	1,809
Provision for doubtful accounts	3,757	669
Inventory and other asset write-downs	7,587	7,762
Other	1,017	5,564
Changes in operating assets and liabilities:
Accounts and notes receivable	(39,496)	(19,036)
Inventories	(65,650)	(67,568)
Other current assets	(4,861)	(2,488)
Accounts payable	(4,902)	(3,050)
Accrued liabilities and jackpot liabilities	(8,953)	(8,594)
Deferred revenue	20,298	19,785
Net cash provided by (used in) operating activities	33,777	(6,073)

Cash flows from investing activities:
Capital expenditures	(12,565)	(15,238)
Restricted cash and investments	3,567	(2,087)
Additions to other long-term assets	(10,634)	(3,299)
Net cash used in investing activities	(19,632)	(20,624)

Cash flows from financing activities:
Proceeds from revolving credit facility	—	15,000
Payments on revolving credit facility	—	(10,000)
Reduction of long-term debt	(25,062)	(9,943)
Proceeds from sale lease-back arrangements	—	22,303
Purchase of treasury stock	(16,720)	—
Excess tax benefit of stock option exercises	6,481	526
Proceeds from exercise of stock options	14,976	7,401
Net cash (used in) provided by financing activities	(20,325)	25,287

Effect of exchange rate changes on cash	1,380	212

Cash and cash equivalents:
Decrease for period	(4,800)	(1,198)
Balance, beginning of period	40,842	16,425
Balance, end of period	$36,042	$15,227

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION (Continued)

The following supplemental information is related to the unaudited condensed consolidated statements of cash flows:

	Nine Months Ended March 31,
	2008	2007
	(in 000s)
Cash paid for interest	$21,942	$25,681
Cash paid for income taxes	49,321	1,127

Non-cash investing and financing transactions:
Transfer of leased gaming equipment to inventory (1)	$7,478	$6,026
Transfer of inventory to leased gaming equipment (1)	56,964	48,998
Capital expenditure accruals	1,220	580
Assets acquired through sale lease-back transactions	—	11,681
Non-cash aspects of sale lease-back transactions	—	3,333
Receipt of Company’s common stock as consideration for employee stock option exercises	—	507
Consolidation of variable interest entities	635	1,000

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

The Company also consolidates certain Atlantic City progressive trusts (the “Trusts”) in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 46R, Consolidation of Variable Interest Entities, which addresses consolidation by a business enterprise of variable interest entities.   The Trusts are consolidated based on the premise they do not have sufficient equity investment at risk to permit the Trusts to finance their activities without additional subordinated financial support from the Company.  As of March 31, 2008 and June 30, 2007, the Company consolidated $7.0 million and $6.3 million, respectively, in total assets and liabilities, primarily consisting of restricted cash accounts and restricted investments (included in other assets in the unaudited condensed consolidated balance sheets) and related jackpot liabilities.  The following revenues and costs were also consolidated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
	(in 000s)
Gaming operations revenue	$614	$1,453	$4,075	$5,455
Cost of gaming operations	(390)	1,660	1,211	3,466

All intercompany accounts and transactions have been eliminated in consolidation.

Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market.  Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overhead.  Inventories consist of the following:

	March 31, 2008	June 30, 2007
	(in 000s)
Raw materials	$62,246	$58,473
Work-in-process	1,190	639
Finished goods	27,718	22,039
Total	$91,154	$81,151

Property, plant and equipment and leased gaming equipment

Property, plant and equipment is stated at cost and depreciated over the estimated useful lives or lease term, if less, using the straight line method as follows: buildings and improvements, 10 to 40 years; gaming equipment used in casino operations, 4 to 7 years; furniture, fixtures and equipment, 3 to 7 years; and leasehold improvements, the shorter of the lease term or 10 years.  Leased gaming equipment is stated at cost and depreciated over the estimated useful lives ranging from 2 to 3½ years.  Equipment under capital leases is recorded at the lower of the present value of the minimum lease payments or the fair value of the assets.

Deferred Revenue and Deferred Cost of Revenue

Deferred revenue arises from the timing differences between the shipment or installation of gaming equipment and systems products and the satisfaction of all revenue recognition criteria consistent with the Company’s revenue recognition policy.  Deferred cost of revenue consists of the direct costs associated with the manufacture of gaming equipment and systems products for which revenue has been deferred.  Deferred revenue and deferred cost of revenue that are expected to be realized within one year are classified as current liabilities and current assets, respectively.  In certain cases, deferred cost of revenue is recorded in advance of deferred revenue due to the shipment and receipt of the product by the customer in advance of billing.

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133.  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, though earlier application is encouraged.  The Company expects to adopt SFAS No. 161 beginning in fiscal 2010.  The Company expects that SFAS No. 161 will have an impact on accounting for derivative instruments and hedging activities once adopted, but the significance of the effect is dependent upon entering into these related transactions, if any, at that time.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141R will significantly change the accounting for business combinations.  Under SFAS No. 141R, an acquiring entity is required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.   SFAS No. 141R also includes a substantial number of new disclosure requirements.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and accordingly, the Company expects to adopt SFAS No. 141R beginning in fiscal 2010.  The Company expects that SFAS No. 141R will have an impact on accounting for business combinations once adopted, but the significance of the effect is dependent upon acquisitions, if any, at that time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and accordingly, the Company expects to adopt SFAS No. 160 beginning in fiscal 2010.  The Company is currently in the process of evaluating the impact SFAS No. 160 will have on its consolidated results of operations, financial position and cash flows.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, rather it applies to existing accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.   In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No.157, delaying the effective date of SFAS 157 for certain nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008, and accordingly, the Company expects to adopt SFAS No. 157 beginning in fiscal 2010.  The Company is currently in the process of evaluating the impact SFAS No. 157 will have on its consolidated results of operations, financial position and cash flows.

2.             EARNINGS PER SHARE

The computation of basic and diluted earnings per share applicable to the Company’s common stock is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
	(in 000s, except per share amounts)
Net income	$30,249	$6,582	$75,947	$3,838
After tax interest expense on convertible debt	66	—	234	—
Dilutive earnings	$30,315	$6,582	$76,181	$3,838

Weighted average common shares outstanding	54,576	53,220	54,335	53,062
Dilutive effect of:
Stock options, Restricted Stock Units (“RSU”) and restricted stock	3,616	1,990	3,511	1,598
Warrants	41	—	33	—
Convertible debt (1)	163	452	235	589
Diluted shares outstanding	58,396	55,662	58,114	55,249

Basic earnings per share	$0.55	$0.12	$1.40	$0.07
Diluted earnings per share	$0.52	$0.12	$1.31	$0.07

(1)          The Company has certain related party debt outstanding which is convertible into common stock at the Company’s discretion.  See Note 6, Related Party Transactions.

Certain securities were excluded from the diluted per share calculation for certain periods because their inclusion would be anti-dilutive.  Such securities consisted of the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(in 000s )
Stock options, RSU and restricted stock	84	1,634	149	1,940
Warrants	—	100	—	100
Total	84	1,734	149	2,040

3.             SHARE-BASED COMPENSATION

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

The following table presents share-based compensation expense and related effect of the income tax benefit included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended March 31		Nine Months Ended March 31
	2008	2007	2008	2007
	(in 000s)

Selling, general and administrative	$2,937	$2,501	$8,562	$9,778
Research and development	470	437	1,367	1,204
Cost of gaming equipment and systems and operations	28	40	91	108
Share-based compensation expense before tax	3,435	2,978	10,020	11,090
Income tax benefit	1,202	1,042	3,507	3,882
Net share-based compensation expense	$2,233	$1,936	$6,513	$7,208

As of March 31, 2008, there was $16.8 million of total unrecognized compensation expense related to the unvested portion of stock options which will be recognized over the subsequent 2.2 years.

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

The fair value of each option granted during the periods referenced below was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Weighted average:
Expected option term (in years)	4.52	6.25	5.30	6.19
Expected volatility	41.45%	56.84%	45.56%	57.35%
Risk-free interest rate	2.98%	4.83%	3.90%	4.77%
Expected annual dividend yield	—	—	—	—

Stock option activity as of and for the nine months ended March 31, 2008 is summarized below:

	Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)	(per share)	(years)	(in 000s)
Balance outstanding as of June 30, 2007	8,179	$15.87	6.88	$86,328
Granted	210	36.14
Exercised	(1,003)	14.93
Forfeited or expired	(126)	16.86
Balance outstanding as of March 31, 2008	7,260	$16.56	6.47	$130,085

Exercisable as of March 31, 2008	4,972	$16.52	5.88	$88,996

Restricted stock and RSU activity as of and for the nine months ended March 31, 2008 is summarized below:

	Weighted Average
	Shares	Grant Date Fair Value
	(in 000s)	(per share)
Balance outstanding as of June 30, 2007	761	$16.05
Granted	94	42.32
Vested	(24)	17.42
Forfeited or expired	—	—
Balance outstanding as of March 31, 2008	831	$19.19

Vested as of March 31, 2008	546	$15.96

4.             GOODWILL AND INTANGIBLE ASSETS

Finite lived intangible assets

Finite lived intangible assets are comprised of the following:

	March 31, 2008	June 30, 2007
	(in 000s)
Patents and gaming related products	$16,050	$16,050
Less: accumulated amortization	(7,378)	(5,992)
	8,672	10,058

Licenses and other	$43,656	$32,894
Less: accumulated amortization	(21,825)	(18,551)
	21,831	14,343

Total	$30,503	$24,401

Goodwill

The changes in the carrying amount of goodwill for the nine months ended March 31, 2008, are as follows:

(in 000s)
Balance at June 30, 2007	$161,708
Foreign currency translation adjustment	1,020
Balance at March 31, 2008	$162,728

5.             LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital leases consist of the following:

	March 31,	June 30,
	2008	2007
	(in 000s)
Term loan facility	$290,385	$307,882
Capital lease obligations	11,557	15,944
Related party debt (see Note 6)	5,600	9,981
Other, generally unsecured	50	47
Long-term debt and capital leases	307,592	333,854
Less current maturities	13,535	12,271
Long-term debt and capital leases, less current maturities	$294,057	$321,583

The Company’s debt structure at March 31, 2008 consisted primarily of a term loan facility and a $75.0 million revolving credit facility, which are limited by a current leverage ratio and debt owed to related parties.  The revolving credit facility is further restricted to the extent of outstanding letters of credit.  Outstanding letters of credit at March 31, 2008 were $26.3 million which reduced availability under the revolving credit facility to approximately $48.7 million.  The revolving credit facility commitment expires in September 2008.  There were no amounts outstanding under the Company’s revolving credit facility as of March 31, 2008.

The term loan requires principal reductions of approximately 1% per annum paid quarterly, with a balloon payment due in September 2009.  As of March 31, 2008, the term loan had an interest rate of 7.36%, based on LIBOR plus 3.00%.

The term loan and the revolving credit facility are collateralized by substantially all of the Company’s domestic property and are guaranteed by each of the Company’s domestic subsidiaries, other than the entity that holds the Company’s interest in its Rainbow Casino operations, and are secured by a pledge agreement.  The bank loan agreement governing the term loan and the revolving credit facility (the “Loan Agreement”) contains a number of maintenance and other covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries to dispose of assets, incur additional indebtedness or issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of the Company’s subsidiaries, engage in mergers or acquisitions or certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities.  The Company was in compliance with these covenants as of March 31, 2008.

As of March 31, 2008, the Company was also in compliance with its financial covenants consisting of a leverage ratio, a fixed charges coverage ratio and a minimum of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) as defined by the Loan Agreement.  The leverage ratio is computed as total average debt outstanding during the quarter divided by the trailing 12 months EBITDA, excluding certain cash and non-cash charges.  The Company’s leverage ratio as of March 31, 2008 was 1.30 times versus the covenant maximum allowable of 3.50 times.

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

The Company’s related party debt, which totaled approximately $5.6 million as of March 31, 2008, consists of the debt owed to the former principals of Sierra Design Group (“SDG”).  See Note 6, Related Party Transactions, regarding related party debt.

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

The notes payable to the former principals of SDG totaled approximately $5.6 million as of March 31, 2008 and are payable in annual installments plus interest at LIBOR plus 2% (7.24% set at beginning of calendar year) through 2009.  At the Company’s discretion, the principal and accrued interest thereon can be paid in cash, or can be converted into shares of the Company’s common stock using the average stock price for the 20 business days prior to the delivery of such shares.

The initial purchase price for Mindplay included, among other things, the issuance of a $4.0 million note payable with a fixed rate of 6%.  The notes payable to the former principals of Mindplay totaled $3.0 million at June 30, 2007.  No amounts were outstanding under the notes payable at March 31, 2008.    In the third quarter of fiscal 2008, the Company entered into an agreement with the former principals of MindPlay to settle the $3.0 million note payable, $0.5 million of accrued interest and $1.0 million in certain other related liabilities for $1.8 million.  The settlement resulted in a gain of approximately $2.7 million which is included in selling, general and administrative expense.

In November 2007, the Company repurchased 149,253 shares of common stock for $6.0 million from Mr. Robert Luciano, a former principal of SDG and the Company’s Chief Technology Officer. The shares are included in treasury stock.

The Company leases a warehouse and office facility from an entity owned by Mr. Luciano.  Rental payments totaled $117,000 and $112,000 for the three months ended March 31, 2008 and 2007, respectively, and $341,000 and $336,000 for nine months ended March 31, 2008 and 2007, respectively.

7.             SEGMENTS AND GEOGRAPHICAL INFORMATION

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

The table below presents information as to the Company’s revenues and operating income by segment:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
	(in 000s)
Revenues:
Gaming Equipment and Systems	$219,608	$162,244	$616,126	$443,878
Casino Operations	13,001	12,974	36,165	36,051
Total revenues	$232,609	$175,218	$652,291	$479,929

Inter-segment revenues:
Gaming Equipment and Systems	$490	$113	$924	$300
Casino Operations	—	—	—	—
Total inter-segment revenues	$490	$113	$924	$300

Operating income:
Gaming Equipment and Systems	$56,221	$20,596	$154,113	$40,449
Casino Operations	5,387	5,483	13,429	13,453
Corporate/other	(6,753)	(7,714)	(24,723)	(21,528)
Total operating income	$54,855	$18,365	$142,819	$32,374

The Company’s operations are based primarily in the United States and Canada with sales and distribution offices in Europe, China and South America.  The table below presents information as to the Company’s revenues and operating income by geographic region:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
	(in 000s)
Revenues:
United States and Canada	$190,458	$155,179	$555,147	$425,651
Europe	17,466	7,020	37,215	22,019
Other foreign	24,685	13,019	59,929	32,259
Total revenues	$232,609	$175,218	$652,291	$479,929

Operating income:
United States and Canada	$45,087	$15,442	$123,038	$25,590
Europe	5,993	1,067	12,614	4,553
Other foreign	3,775	1,856	7,167	2,231
Total operating income	$54,855	$18,365	$142,819	$32,374

8.             INCOME TAXES

On July 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, which creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of the adoption of FIN 48, the Company recorded $22.9 million of liabilities for unrecognized tax benefits of which $8.8 million were accounted for as an increase in accumulated deficit on July 1, 2007.  Of this amount, $14.9 million, if recognized, would impact the effective tax rate.  The Company recognizes interest and penalties related to unrecognized tax benefits as tax expense.  As of July 1, 2007, the Company had $1.2 and $0.4 million accrued for the payment of interest and penalties, respectively.  During the quarter ended March 31, 2008, there were no material changes to the amounts recognized upon adoption.

The Company files numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions.  With few exceptions, the Company is no longer subject to United States federal income tax examinations for years before 1995 and is no longer subject to state and local, or foreign income tax examinations for years before 2000.

The Internal Revenue Service (“IRS”) commenced examination of the Company’s United States federal income tax returns for 2003 through 2005 in the fourth quarter of 2006.  To date, the IRS has proposed, and management has agreed to certain adjustments related to the open tax years that have been recorded in the income tax provision.  It is reasonably possible that within the next twelve months the Company will resolve some of the matters presently under consideration with the IRS which may increase or decrease unrecognized tax benefits for the open tax years. However, an estimate of such increase or decrease cannot reasonably be made.

During 2006, the German tax authorities commenced audits of certain German income tax returns for 2000 through 2003.  It is unlikely that the examinations will be completed in the next twelve months.

9.             COMMITMENTS AND CONTINGENCIES

In February 2005, the SEC initiated an informal inquiry and requested documents and information regarding matters related to the allegations in the securities class actions that were filed in 2004 and settled and dismissed in August 2007.  In August 2005, the SEC notified the Company that its investigation had entered a formal phase, and requested additional information from the Company covering the same general areas that were addressed in the informal inquiry.  Management is cooperating fully with the SEC in this matter.

In August 2004, Shuffle Master sued the Company in the United States District Court for the District of Nevada, alleging infringement of various patents in connection with the Company’s MindPlay product line and seeking injunctive relief and damages in an unspecified amount.  In June 2005, it was announced that IGT had acquired an interest in the patents at issue in the case, and thereafter, IGT joined the case as a plaintiff.  In December 2005, the District Court issued a ruling construing the claim terms of all the patents in the suit.  Cross-motions for summary judgment were filed and heard and, on March 21, 2008, the court granted the Company’s motions, ruling that one of the two patents asserted by IGT and Shuffle Master was invalid and that the Company’s products did not infringe on the other patent.  This ruling disposed of IGT’s and Shuffle Master’s case against the Company, though certain of the Company’s counterclaims, and IGT’s and Shuffle Master’s defenses to those counterclaims, remain alive.

On December 7, 2004, IGT filed a patent infringement lawsuit against the Company in the United States District Court for the District of Nevada.  The complaint asserts that the Company’s wheel-based games, such as Monte Carlo™, Lucky Wheel™ and Cash For Life™, its games with a reel in the top box, such as Bonus Frenzy™, and its iVIEW™ products infringe on patents held by IGT, and seeks injunctive relief and damages in unspecified amounts.  The Company believes IGT’s claims are without merit and is vigorously defending itself against the lawsuit.  As part of its defense, the Company has asserted counterclaims against IGT, including claims that IGT’s patents are invalid, unenforceable and not infringed, as well as several claims that IGT has engaged in anti-competitive conduct in violation of state and federal antitrust laws.  By its counterclaims, the Company is seeking damages and other relief from IGT. IGT’s motion to dismiss the Company’s antitrust claims was denied in January 2006, and in March 2007, the court denied IGT’s motions for summary judgment with respect to the antitrust claims dealing with the wheel game market.  The court issued its claims construction rulings in May 2007.  The parties filed assorted motions for summary judgment on November 16, 2007 and no hearing date has been set to date.  Trial is scheduled for December 2008.

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

ITEM 2.                                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin this Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our key operating business divisions as of March 31, 2008.  This overview is followed by a detailed analysis of our results of operations and our financial condition as of, and for, the three and nine months ended March 31, 2008 and 2007.

Forward Looking Statements

Certain statements made or incorporated by reference in this Quarterly Report on Form 10-Q, in our other filings with the SEC, in our press releases and in statements made by or with the approval of authorized personnel constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created thereby.  Forward looking statements reflect intent, belief or current expectations with respect to, among other things, future events and financial trends affecting us. Forward looking statements are typically identified by words such as “believes,” “expects,” “anticipates” and similar expressions.

Although we believe the expectations reflected in any forward looking statements are reasonable, readers are cautioned that forward looking statements involve known and unknown risks and uncertainties, are not guarantees of future performance and that actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied by such forward looking statements.  These differences can arise as a result of the risks described in Item 1A, Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 (the “2007 10-K”), as well as other factors such as the impact of competition, our ability to service debt, product development, foreign operations, dependence on key personnel, the ability to integrate future acquisitions, regulation by gaming authorities, the outcome of pending litigation matters, gaming taxes, market risks and the potential adverse effects to our financial condition, results of operations or prospects.

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

Our Business

We are a diversified, worldwide gaming company that designs, manufactures, distributes and operates gaming machines and computerized monitoring systems for gaming machines.  In addition to selling our gaming devices, we also offer our customers a wide range of lease and rental options.  Our primary technologies include gaming devices for land based, riverboat and Native American casinos, video lottery and central determination markets and specialized system-based hardware and software products.  Our specialized hardware and software products provide casinos with a wide-range of marketing, data management, accounting, security and other software applications and tools to more effectively manage their operations.  We also own and operate the Rainbow casino, a riverboat, dockside casino in Vicksburg, Mississippi.

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

We design, manufacture, assemble, sell, maintain and operate a full range of technology-based gaming devices. These devices are not mass produced and are normally configured to specific requirements based on a customer’s particular order.  Gaming devices are differentiated from one another by a number of factors including, but not limited to, graphic design and theme, cabinet style, pay table, game layout, betting denomination and minimum/maximum betting amount.

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

The primary systems we sell our customers are products for slot floor management, casino management, cashless systems and iVIEW™ player-communication devices.  iVIEW is a small, horizontal liquid-crystal display screen and accompanying hardware and software that resides in the gaming devices and serves as a communication tool to players sitting at the machine.  Our iVIEW network is also designed to work with our Bally Power Bonusing™ suite of products and other new technologies under development.  We market our system product solutions under the broad categories of Bally CMS® (Casino Management Systems), Bally SMS® (Slot Management Systems) and Bally TMS® (Table Management Systems).

We spent approximately 7% of revenue generated from our Bally Gaming Equipment and Systems segment for both the three and nine months ended March 31, 2008 on research and development to accelerate the use of technology in our gaming products.

Our Rainbow Casino is one of four casinos currently operating in the Vicksburg, Mississippi market and comprises our Casino Operations division.  The facility includes a 33,000-square foot casino with 830 gaming devices and 10 table games, a 224-seat buffet-style restaurant and a 20,000-square foot conference center.  The Casino also includes the 89-room Rainbow Hotel, which is owned and operated by a third party.  Rainbow is marketed as a “locals” casino and draws mid-level gaming customers principally from within a 75-mile radius of Vicksburg.  Our promotions are focused primarily on direct mail and special promotional events.  A new casino project adjacent to the Rainbow Casino is under construction and is scheduled to open in November 2008.  There may be other new casinos constructed in the Vicksburg market in the future as previously existing and new Gulf Coast properties continue to open in the aftermath of the 2005 hurricane season.  These properties will provide additional competition to our business.

Results of Operations

Our results of operations include the accounts of Bally Technologies, Inc. and its subsidiaries.  We report our revenue and income in two reportable segments: the Bally Gaming Equipment and Systems segment, which includes our Gaming Equipment, Systems and Gaming Operations divisions, and our Casino Operations segment.  Revenue from our Bally Gaming Equipment and Systems segment represented approximately 94% of our total revenues for both the three and nine months ended March 31, 2008 and 93% of our total revenues for both the three and nine months ended March 31, 2007.

Bally Gaming Equipment and Systems

The summary financial results for our Bally Gaming Equipment and Systems segment for the three months and nine months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2008	% Rev	2007	% Rev	2008	% Rev	2007	% Rev
Revenues
Gaming Equipment	$103.7	47%	$86.7	53%	$296.4	48%	$219.4	50%
Gaming Operations	58.9	27%	44.7	28%	167.2	27%	125.8	28%
Systems	57.0	26%	30.8	19%	152.5	25%	98.7	22%
Total revenues	$219.6	100%	$162.2	100%	$616.1	100%	$443.9	100%

Gross Margin
Gaming Equipment (1)	$45.5	44%	$30.6	35%	$132.1	45%	$74.8	34%
Gaming Operations	41.3	70%	26.1	58%	108.7	65%	72.5	58%
Systems (1)	40.2	71%	23.4	76%	111.1	73%	69.3	70%
Total gross margin	$127.0	58%	$80.1	49%	$351.9	57%	$216.6	49%

Selling, general and administrative	$52.0	24%	$41.8	26%	$143.6	23%	$124.0	28%
Research and development costs	15.1	7%	12.5	8%	43.1	7%	38.4	9%
Depreciation and amortization	3.7	2%	5.2	3%	11.1	2%	13.8	3%
Operating income	$56.2	25%	$20.6	13%	$154.1	25%	$40.4	9%

(1)          Gross Margin from Gaming Equipment and Systems excludes amortization related to certain intangibles including core technology and license rights, which are included in depreciation and amortization.

The summary operating statistics for our Bally Gaming Equipment and Systems segment for the three months and nine months ended March 31, 2008 and 2007 and the end of period installed base as of March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Operating Statistics
New gaming devices sold	6,742	6,032	19,037	14,131
Original Equipment Manufacturer (“OEM”) units sold	—	—	—	1,605
New unit Average Selling Price (“ASP”)	$13,427	$12,984	$13,281	$12,628

			As of March 31,
			2008	2007
End of period installed base:
Gaming monitoring units installed base			315,000	289,000
Casino management systems installed base			607	575
Systems managed cashless games			272,000	237,000

Wide-area progressive			990	904
Local-area progressive			269	485
Total linked progressive systems			1,259	1,389

Rental and daily-fee games (1)			12,377	5,916
Lottery systems			7,980	7,736
Centrally determined systems (1)(2)			42,924	32,690

(1)        Certain devices previously included in centrally determined systems that were converted to standalone devices have been reclassified to rental and daily-fee games.

(2)        Daily fee  revenue from approximately 9,100 units included in the centrally determined systems end of period installed base total as of March 31, 2008 are currently being deferred based upon the completion of certain contractual commitments necessary to recognize the revenue under the Company’s revenue recognition policy.  There were no similar deferrals as of March 31, 2007.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Total revenues for our Bally Gaming Equipment and Systems segment increased $57.4 million, or 35%, in the three months ended March 31, 2008, when compared to the same period last year, as a result of the following:

Gaming Equipment Revenue.  Gaming Equipment revenue increased by $17.0 million, or 20%, to approximately $103.7 million primarily as a result of:

•                  A 12% increase in new gaming device sales to 6,742 units in the three months ended March 31, 2008, when compared to 6,032 units in the same period last year; and

•                  A 3% increase in the ASP of new gaming devices, excluding OEM sales, as a result of product mix and price increases taking effect in the period.

Gaming Equipment Gross Margin.  Gaming Equipment gross margin increased to 44% in the three months ended March 31, 2008 from 35%, in the same period last year, primarily as a result of the increase in ASP, discussed above, and improved purchasing and manufacturing efficiencies due to increased volumes which allows for competitive bidding from suppliers and lower manufacturing costs due to the standardization of game platforms.

Gaming Operations Revenue.  Gaming Operations revenue increased $14.2 million, or 32%, to approximately $58.9 million in the three months ended March 31, 2008, when compared to the same period last year, primarily as a result of:

•                  An increase of $13.1 million, or 38%, in participation, rental and license revenue in the three months ended March 31, 2008, when compared to the same period last year, primarily derived from:

•                  Our installed base of devices connected to our centrally determined systems (Class II, Video Lottery and iVIEW network) increased 31% from 32,690 units as of March 31, 2007 to 42,924 units as of March 31, 2008 primarily due to units added in Washington and Mexico.  Excluding the approximately 9,100 units where revenue is currently being deferred, centrally determined games increased approximately 3% as of March 31, 2008 when compared to the same period last year;

•                  Our installed base of rental and daily fee games, which includes premium titles such as Hot Shot Progressive™, increased 109% from 5,916 units as of March 31, 2007 to 12,377 units as of March 31, 2008.  The net change was primarily due to the popularity of our premium products and conversion of older Class II devices (classified as centrally determined systems) to Class III rental and daily-fee games; and

•                  Our installed base of lottery units increased 3% from 7,736 units as of March 31, 2007 to 7,980 units as of March 31, 2008.  The increase was primarily due to additional units deployed in Delaware.

Gaming Operations Gross Margin.  Gross margin increased to 70% in the three months ended March 31, 2008 from 58% in the same period last year, primarily as a result of a decrease in the cost of funding jackpot liabilities related to our wide-area progressives and increases in participation and rental revenue with a relatively fixed cost of operating expenses.

Revenue and gross margin from Gaming Operations in fiscal 2007 included daily fees that related to certain contracts which are currently being deferred due to new contractual commitments made to the customers.  The margin on the deferred daily fees are higher than average as they are generated from transactions which require a relatively low depreciable infrastructure.  Approximately $3.8 million in net daily fees generated during the third quarter of fiscal 2008 were deferred pending delivery of the commitments.  Deferral of the daily fees associated with the contracts will continue until the commitments have been delivered.

Systems Revenue.   Systems revenue increased $26.2 million, or 85%, to $57.0 million in the three months ended March 31, 2008, when compared to the same period last year, primarily as a result of continued acceptance of the Company’s products, including the Company’s iVIEW player-communication devices and Bally Power Bonusing software, and an increase in the number of go-lives during the period.  Systems maintenance revenue was $10.0 million, representing an increase of $1.4 million, or 17%, in the three months ended March 31, 2008 when compared to $8.5 million in the same period last year.

Systems Gross Margin.  Systems gross margin decreased to 71% in the three months ended March 31, 2008 from 76%, in the same period last year, primarily as a result of an increase in the mix of hardware revenue to software revenue during the period.   Hardware sales have a higher cost of goods sold than software sales.

Selling, General and Administrative.   Selling, general and administrative expense increased $10.2 million, or 24%, in the three months ended March 31, 2008, when compared to same period last year.  Salaries and related expenses increased $6.8 million, or 21%,  in the three months ended March 31, 2008, when compared to the same period last year, due primarily to increases in staffing to meet growing demands of the business brought about by an increase in revenue coupled with an increase in commissions and bonuses of $1.3 million during the period.  In addition, bad debt expense increased $1.3 million during the three months ended March 31, 2008 when compared to the same period last year due to the increase in revenue.  Bad debt expense as a percentage of revenue remained under 1% in both periods.

Research and Development Costs.  Research and development costs increased 20% in the three months ended March 31, 2008, when compared to the same period last year, as a result of our increased focus on technology assets and the competitive landscape that requires a continual investment in future generations of gaming products and systems.

Depreciation and Amortization. Depreciation and amortization expense decreased 29% in the three months ended March 31, 2008, when compared to same period last year, primarily as a result of certain assets becoming fully depreciated during the last twelve months.

Nine Months Ended March 31, 2008 Compared to Nine Months Ended March 31, 2007

Total revenues for our Bally Gaming Equipment and Systems segment increased $172.2 million, or 39%, in the nine months ended March 31, 2008, when compared to the same period last year, as a result of the following:

Gaming Equipment Revenue.  Gaming Equipment revenue increased by $77.0 million, or 35%, to approximately $296.4 million primarily as a result of:

•              A 35% increase in new gaming device sales to 19,037 units in the nine months ended March 31, 2008, when compared to 14,131 units in the same period last year.  The nine months ended March 31, 2007 included 1,605 lower margin units which were sold to OEMs.

•              A 5% increase in the ASP of new gaming devices, excluding OEM sales, as a result of product mix and price increases during the period.

Gaming Equipment Gross Margin.  Gaming Equipment gross margin increased to 45% in the nine months ended March 31, 2008 from 34%, in the same period last year, primarily as a result of the decrease in lower margin OEM sales and the increase in ASP, discussed above, and improved purchasing and manufacturing efficiencies due to increased volumes which allows for competitive bidding from suppliers and lower manufacturing costs due to the standardization of game platforms.

Gaming Operations Revenue.  Gaming Operations revenue increased $41.4 million, or 33%, to approximately $167.2 million in the nine months ended March 31, 2008, when compared to the same period last year, primarily as a result of:

•                  An increase of $38.0 million, or 41%, in participation, rental and license revenue in the nine months ended March 31, 2008, when compared to the same period last year, primarily derived from:

•                  Our installed base of devices connected to our centrally determined systems increased 31% from 32,690 units as of March 31, 2007 to 42,924 units as of March 31, 2008 primarily due to units added in Washington and Mexico.  Excluding the approximately 9,100 units where revenue is currently being deferred, centrally determined games increased approximately 3% as of March 31, 2008 when compared to the same period last year;

•                  Our installed base of rental and daily fee games, which includes premium titles such as Hot Shot Progressive™, increased 109% from 5,916 units as of March 31, 2007 to 12,377 units as of March 31, 2008.  The net change was primarily due to the popularity of our premium products and conversion of Class II devices (classified as centrally determined systems) to Class III rental and daily-fee games; and

•                  Our installed base of lottery units increased 3% from 7,736 units as of March 31, 2007 to 7,980 units as of March 31, 2008.  The increase was primarily due to additional units deployed in Delaware.

Gaming Operations Gross Margin.  Gross margin increased to 65% in the nine months ended March 31, 2008 from 58%, in the same period last year, primarily as a result of the increase in participation and rental revenue with a relatively fixed cost of operating expenses.

Revenue and gross margin from Gaming Operations in fiscal 2007 included daily fees that related to certain contracts which are currently being deferred due to new contractual commitments made to customers.  Approximately $11.4 million in daily fees generated during the nine months ended March 31, 2008 were deferred pending delivery of the commitments.  Deferral of the daily fees associated with the contracts will continue until the commitments have been delivered.

Systems Revenue.  Systems revenue increased $53.8 million, or 55%, to approximately $152.5 million in the nine months ended March 31, 2008 when compared to the same period last year primarily as a result of continued acceptance of the Company’s products, including the Company’s iVIEW player-communication devices and Bally Power Bonusing software, and an increase in the number of go-lives, principally in the last two quarters.  Systems maintenance revenue was $28.8 million, representing an increase of $4.8 million, or 20%, in the nine months ended March 31, 2008 when compared to $24.0 million in the same period last year.

Systems Gross Margin.  Systems gross margin increased to 73% in the nine months ended March 31, 2008 from 70%, in the same period last year, primarily as a result of an increase in the proportion of software and maintenance revenue as compared to hardware revenue in the earlier part of the fiscal year.  Hardware sales have a higher cost of goods sold than software sales.

Selling, General and Administrative.   Selling, general and administrative expense increased $19.6 million, or 16%, in the nine months ended March 31, 2008, when compared to same period last year.  Salaries and related expenses increased $14.8 million, or 16%, in the nine months ended March 31, 2008, when compared to the same period last year due primarily to increases in staffing to meet growing demands of the business brought about by an increase in revenue.  In addition, bad debt expense increased $3.1 million during the nine months ended March 31, 2008 when compared to the same period last year due to the increase in revenue.  Bad debt expense as a percentage of revenue remained under 1% in both periods.

Research and Development Costs.  Research and development costs increased 12% in the nine months ended March 31, 2008, when compared to the same period last year, as a result of our increased focus on technology assets and the competitive landscape that requires a continual investment in future generations of gaming products and systems.

Depreciation and Amortization.  Depreciation and amortization expense decreased 19% in the nine months ended March 31, 2008, when compared to same period last year, primarily as a result of certain assets becoming fully depreciated during the last twelve months.

Casino Operations

The summary of our financial results and operating statistics for our Casino Operations is as follows:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2008	% Rev	2007	% Rev	2008	% Rev	2007	% Rev
	(dollars in millions)
Revenue	$13.0	100%	$13.0	100%	$36.2	100%	$36.1	100%

Selling, general and administrative	$2.0	15%	$2.1	16%	$6.4	18%	$6.7	19%
Depreciation and amortization	$0.7	5%	$0.7	5%	$2.0	6%	$2.3	6%
Operating income	$5.4	41%	$5.5	42%	$13.4	37%	$13.5	37%

Operating statistics:
Average number of gaming devices					830		845
Average number of table games					10		10

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Casino Operations Revenue.  Casino Operations revenue remained flat in the three months ended March 31, 2008 when compared to the same period last year.  Food and beverage revenue increased due to the new restaurant which opened in June 2007 which was offset by a decrease in table game revenue.

Selling, General and Administrative.  Selling, general and administrative expenses decreased by 4% for the three months ended March 31, 2008, when compared to the same period last year, primarily as a result of a decrease in advertising and the reduction in certain promotional expenses during the period.

Depreciation and Amortization.  Depreciation and amortization expense was $0.7 million for both the three months ended March 31, 2008 and 2007.

Nine Months Ended March 31, 2008 Compared to Nine Months Ended March 31, 2007

Casino Operations Revenue.  Casino Operations revenue increased $0.1 million for the nine months ended March 31, 2008 when compared to the same period last year.  The increase in revenue was primarily due to the new restaurant which opened in June 2007 which was offset by decreases in both slot and table game revenue during the period.  The average number of gaming devices decreased by 15 units, or 2%, to 830 units during the nine months ended March 31, 2008 when compared to the same period last year.

Selling, General and Administrative.  Selling, general and administrative expenses decreased by 5% for the nine months ended March 31, 2008, when compared to the same period last year, primarily as a result of a reduction in advertising expenditures for billboards and the reduction of certain promotional expenses.

Depreciation and Amortization.  Depreciation and amortization expense decreased 11% for the nine months ended March 31, 2008, when compared to the same period last year, as a result of the decrease in the number of slot machines and reduced capital expenditures during the period.

Parent Company

The summary financial results of Bally Technologies, Inc., our parent entity, are set forth below. These results also include certain other income and expenses that are otherwise not allocated to a specific business segment.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
	(dollars in millions)
General and administrative	$6.4	$7.4	$23.7	$20.5
Depreciation and amortization	0.3	0.3	1.0	1.0
Total expense	$6.7	$7.7	$24.7	$21.5

Other income (expense)
Interest income	$0.8	$0.7	$2.8	$2.0
Interest expense	(6.3)	(7.7)	(20.8)	(25.8)
Other, net	1.3	—	2.3	1.1
Total other expense	$(4.2)	$(7.0)	$(15.7)	$(22.7)

Income tax benefit (expense)	$(18.9)	$(4.5)	$(47.3)	$(2.8)
Minority interest	$(1.5)	$(0.3)	$(3.9)	$(3.1)

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

General and Administrative. General and administrative expense decreased $1.0 million, or 13%, in the three months ended March 31, 2008, when compared to the same period last year, primarily as a result of a gain of $2.7 million related to the MindPlay settlement (see Note 6, Related Party Transactions) offset by an increase in payroll and related expenses of $2.0 million, or 77%,  in the three months ended March 31, 2008, when compared to the same period last year.  The increase in payroll and related expenses was primarily due to share-based compensation expense and accruals related to our annual bonus plan due to increased earnings in the current period when compared to the same period last year.

Depreciation and Amortization.  There was minimal change in depreciation and amortization expense during the three months ended March 31, 2008 as compared to the same period last year.

Other Income (Expense). Other expense decreased $2.8 million in the three months ended March 31, 2008, when compared to the same period last year, primarily as a result of an decrease in interest expense due to lower rates and a reduction in the amount of debt outstanding.

Minority Interest.  Minority interest increased primarily due to increased earnings from certain variable interest entities and from the partnership interest in Rainbow Casino.

Nine Months Ended March 31, 2008 Compared to Nine Months Ended March 31, 2007

General and Administrative. General and administrative expense increased $3.2 million, or 16%, in the nine months ended March 31, 2008, when compared to the same period last year, primarily as a result of:

•                  An increase in accounting fees of $2.6 million, or 48%, in the nine months ended March 31, 2008, when compared to the same period last year, due to the timing of the filing of our 2007 10-K on November 2, 2007, the filing of our fiscal 2008 first quarter Form 10-Q on December 21, 2007, our Form 10-K/A and Proxy on January 14, 2008 and our fiscal 2008 second quarter Form 10-Q on February 14, 2008;

•                  An increase in payroll and related costs of $2.8 million, or 32%, in the nine months ended March 31, 2008, when compared to the same period last year, primarily due to increases in accruals related to our annual bonus plan due to increased earnings in the current period when compared to the same period last year.  In addition, there was an increase in headcount, including additional finance resources, to address our weaknesses in internal control over financial reporting; and

•                  A reduction in selling, general and administrative expense of $2.7 million related to the MindPlay settlement (see Note 6, Related Party Transactions).

Depreciation and Amortization.  There was minimal change in depreciation and amortization expense during the nine months ended March 31, 2008 as compared to the same period last year.

Other Income (Expense). Other expense decreased $7.0 million in the nine months ended March 31, 2008, when compared to the same period last year, primarily as a result of an decrease in interest expense due to lower rates and a reduction in the amount of debt outstanding.  During the nine months ended March 31, 2007, we executed amendments to the bank loan agreement governing our revolving credit facility and our term loan (the “Loan Agreement”) and paid combined administrative fees of $2.3 million which was recorded as interest expense during the period.

Income Tax Expense.  Our effective income tax rate for the nine months ended March 31, 2008 and 2007 was approximately 37% and 29%, respectively.  The effective tax rate for the nine months ended March 31, 2007 reflected the retroactive reinstatement of a research and development tax credit of approximately $1.1 million.  At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate, as necessary. During the nine months ended March 31, 2008 we implemented Financial Accounting Standard Board (“FASB”) Interpretation (“FIN”)  48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.

Minority Interest.  Minority interest increased primarily due to increased earnings from certain variable interest entities and from the partnership interest in Rainbow Casino.

Financial Condition

Selected balance sheet accounts are as follows:

	March 31,	June 30,	Increase (decrease)
	2008	2007	Amount	%
	(in 000s)
Cash and cash equivalents	$36,042	$40,842	$(4,800)	(12)%

Total long-term debt and capital leases	$307,592	$333,854	$(26,262)	(8)%

Total current assets	$494,517	$421,883	$72,634	17%
Total current liabilities	$273,761	$256,938	$16,823	7%
Net working capital	$220,756	$164,945	$55,811	34%

As of March 31, 2008 and June 30, 2007, we had $36.0 million and $40.8 million, respectively, in consolidated cash and cash equivalents which included approximately $4.0 million and $3.7 million, respectively, of cash utilized in our Casino Operations segment that is held in vaults, cages or change banks.  Pursuant to various state gaming regulations, certain cash accounts are maintained to ensure availability of funds to pay wide-area progressive jackpot awards.  At March 31, 2008 and June 30, 2007, these accounts had an aggregate value of approximately $13.6 million and $17.2 million, respectively, and are classified as restricted cash in our unaudited condensed consolidated balance sheets.  In addition, we purchase U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive winnings as annual or weekly installment payments rather than one lump sum.  These securities are included in restricted long-term investments in the accompanying unaudited condensed consolidated balance sheets, and totaled $10.8 million and $10.5 million as of March 31, 2008 and June 30, 2007, respectively.

Our net working capital increased $55.8 million for the nine months ended March 31, 2008.  Key factors related to the working capital increase included a $10.0 million increase in inventory, a $37.6 million increase in accounts receivable, a $25.0 million increase in deferred cost of revenue, and a $10.7 million decrease in income taxes payable offset by a $33.1 million increase in current deferred revenue.

Our debt structure consists primarily of a term loan facility and a $75.0 million revolving credit facility, which is limited by a current leverage ratio, and debt owed to related parties.  The revolving credit facility is further restricted to the extent of outstanding letters of credit.  Outstanding letters of credit at March 31, 2008 were $26.3 million which reduced availability under the revolving credit facility to approximately $48.7 million.  The revolving credit facility commitment reduces annually until it expires in September 2008.  There were no amounts outstanding under our revolving credit facility as of March 31, 2008.

The term loan requires principal reductions of approximately 1% per annum paid quarterly, with a balloon payment due in September 2009.  As of March 31, 2008, the term loan had an interest rate of 7.36% based on LIBOR plus 3.00%.

The term loan and the revolving credit facility are collateralized by substantially all of our domestic property and are guaranteed by each of our domestic subsidiaries, other than the entity that holds our interest in its Rainbow Casino operations, and are secured by a pledge agreement.  The Loan Agreement contains a number of maintenance and other covenants that, among other things, restrict our ability and certain of our subsidiaries to dispose of assets, incur additional indebtedness or issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of our subsidiaries, engage in mergers or acquisitions or certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities.   We were in compliance with these covenants as of March 31, 2008.

As of March 31, 2008, we were also in compliance with our financial covenants consisting of a leverage ratio, a fixed charges coverage ratio and a minimum of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) as defined by the Loan Agreement.  The leverage ratio is computed as total average debt outstanding during the quarter divided by the trailing 12 months EBITDA, excluding certain cash and non-cash charges.  Our leverage ratio as of March 31, 2008 was 1.30 times versus the covenant maximum allowable of 3.50 times.

Management believes that cash flows from current operating activities will provide us with sufficient capital resources and liquidity to operate our business for at least the next 12 months.  At March 31, 2008, we had no material future commitments for capital expenditures.

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

Cash flows from operating activities increased $39.9 million in the nine months ended March 31, 2008 as compared to the same period last year.  The 2008 increase in cash flows provided by operating activities was primarily the result of the increase in net income during the period as a result of the increase in revenue and the improvement in operating margin during the period.

Cash used for the purchase of inventory, which is included in cash flows from operating activities, was $65.7 million in the nine months ended March 31, 2008 as compared to $67.6 million in the same period last year.  We only have one process to procure raw materials for the assembly of both inventory and leased gaming equipment.  The materials requisition planning process considers the number of devices we expect to build for sale and for use in our gaming operations division during a particular period, but we do not separately earmark purchases for leased gaming equipment.  Without such an earmarking process, we are unable to determine whether the cash expended to construct leased gaming equipment during a particular period came from inventory on hand at the beginning of the period or was constructed from inventory procured during the period of deployment, thus requiring the expenditure of cash.  As a result of our inability to separately identify the cash flows associated with the construction of leased gaming equipment, we have included all additions to leased gaming equipment as a change in inventory under cash used in operating activities.  During the nine months ended March 31, 2008 we transferred $57.0 million from inventory to leased gaming equipment compared to $49.0 million in the same period last year.

Cash flows used in investing activities totaled $19.6 million in the nine months ended March 31, 2008 as compared to $20.6 million in the same period last year primarily as a result of:

•                  Capital expenditures of $12.6 million in the nine months ended March 31, 2008 as compared to $15.2 million in the same period last year; and

•                  Decreases in restricted cash and investments of $3.6 million in the nine months ended March 31, 2008 as compared to an increase of $2.1 million in same period last year.

Cash used by financing activities totaled $20.3 million in the nine months ended March 31, 2008 as compared to cash provided by financing activities of $25.3 million in same period last year as a result of:

•                  Principal payments on capital leases and other long term debt of $25.1 million in the nine months ended March 31, 2008 as compared to $9.9 million in the same period last year.  We made an unscheduled $15.0 million payment under the term loan facility during the first quarter of fiscal 2008.  In the third quarter of fiscal 2008, the Company entered into an agreement with the former principals of MindPlay to settle the note payable, accrued interest and certain other related liabilities for $1.8 million (see Note 6, Related Party Transactions).

•                  Cash provided from exercise of stock options and warrants of $15.0 million in the nine months ended March 31, 2008 as compared to $7.4 million in the same period last year;

•                  Purchase of 429,253 shares of treasury stock for $16.7 million in the nine months ended March 31, 2008.  In November 2007, the Company repurchased 149,253 shares of common stock for $6.0 million from Robert Luciano, our Chief Technology Officer (see Note 6, Related Party Transactions), and the remaining 280,000 shares were purchased for approximately $10.7 million on the open market, with prices per share ranging from a low of $33.15 to a high of $41.25, during the third quarter of fiscal 2008;

•                  Excess tax benefit from the exercise of stock options of $6.5 million in the nine months ended March 31, 2008 as compared to $0.5 million in the same period last year; and

•                  Cash proceeds from the sale and lease-back of certain equipment for Yonkers Raceway of $22.3 million in the nine months ended March 31, 2007.

Critical Accounting Policies

A description of our critical accounting policies can be found within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2007 10-K.  There were no material changes to those policies during the nine months ended March 31, 2008.

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133.  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, though earlier application is encouraged.  We expect to adopt SFAS No. 161 beginning in fiscal 2010.  We expect that SFAS No. 161 will have an impact on accounting for derivative instruments and hedging activities once adopted, but the significance of the effect is dependent upon entering into these related transactions, if any, at that time.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity is required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.   SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and accordingly, we expect to adopt SFAS No. 141R beginning in fiscal 2010. We expect that SFAS No. 141R will have an impact on accounting for business combinations once adopted, but the significance of the effect is dependent upon acquisitions, if any, at that time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and accordingly, we expect to adopt SFAS No. 160 beginning in fiscal 2010. We are currently in the process of evaluating the impact SFAS No. 160 will have on our consolidated results of operations, financial position and cash flows.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies to existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.   In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No.157, delaying the effective date of SFAS 157 for certain nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008, and accordingly, we expect to adopt SFAS No. 157 beginning in fiscal 20010.  We are currently evaluating the impact SFAS No. 157 will have on our consolidated results of operations, financial position and cash flows.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of March 31, 2008, we had total debt outstanding of approximately $307.6 million, consisting primarily of the $290.4 million outstanding under a term loan under our senior credit facility, $5.6 million in related party debt and $11.6 million in capital lease obligations and other debt.  The interest rate for the term loan is variable, based on LIBOR, and resets every six months. The related party debt is variable and is based on LIBOR.  If the LIBOR rates were to increase or decrease by 100 basis points, with all other factors remaining constant, earnings would decrease or increase by approximately $3.0 million annually, on a pre-tax basis.

Foreign Currency Exchange Rate Risk

Our foreign subsidiaries generally use their domestic currency as their functional currency.  A 10% fluctuation in the exchange rates of these currencies against the U.S. dollar would result in a corresponding change in earnings reported in the consolidated group of approximately $1.2 million.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Quarterly report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were not effective due to the existing material weaknesses in our internal control over financial reporting previously identified and discussed in our 2007 10-K and below under “—Internal Control Over Financial Reporting —Material Weakness in Internal Control Over Financial Reporting Previously Reported.”

In view of the fact that the financial information presented in this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008, was prepared in the absence of effective internal control over financial reporting, we have devoted a significant amount of time and resources to the analysis of the financial statements contained in this report.  In particular, we have reviewed the significant account balances and transactions reflected in the financial statements contained in this report and otherwise analyzed the transactions underlying our financial statements to verify the accuracy of the financial statements.  Accordingly, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, and cash flows.

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

Certain Changes in Internal Control Over Financial Reporting during the Fiscal Quarter Ended March 31, 2008

Although we continued our efforts to remediate the previously reported material weaknesses and initiated certain updated remediation activities, as described below, there were no changes in our internal control over financial reporting that occurred in the  fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and the material weakness conditions previously disclosed in our 2007 Form 10-K continue to exist as of March 31, 2008.

Material Weakness in Internal Control Over Financial Reporting Previously Reported

During the second quarter of fiscal 2008, management updated its remediation plan for the previously reported material weaknesses.  The updated remediation plan was developed through investigations and reviews of the processes and activities surrounding the previously reported material weaknesses and includes changes in the design of these processes to prevent or detect similar future occurrences.  We began implementing the updated remediation plan with respect to the previously reported material weaknesses, as discussed immediately below, during the second quarter of fiscal 2008 and continued to do so through the third quarter of fiscal 2008; however, there can be no assurances as to when, or if, the implementation of these initiatives will be completed.

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

•                  Increasing the standardization of contract language as well as enhancing the controls over reviews of changes to this standardized language as it relates to revenue recognition.

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

Remediation activities:

•                  In conjunction with the implementation of a new warehouse management system in the third quarter of fiscal 2008:

•                  Implementing a workflow application that automates controls over timely and accurate raw material transaction processing and on hand balances in the perpetual inventory system;

•      Launching a reliable cycle counting process for continuous, real time, validation of raw material on hand balances; and

•                  Implementing a new production work order review process to monitor the accuracy of completed product cost and returns to stock of unused parts prior to the closing of work orders.

•                  Performing timely monitoring, analysis and reconciliation of perpetual inventory system transactions to the general ledger to eliminate manual journal entries.

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

PART II

ITEM 1.     LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 9 to the unaudited condensed consolidated financial statements, Commitments and Contingencies, which is incorporated by reference in response to this item.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 14, 2008, our Board of Directors approved an amendment to our share repurchase plan to repurchase an additional $20.0 million of our common stock, for a total authorized repurchase plan of up to $75.0 million.  This repurchase plan excludes shares of our common stock repurchased from our Chief Technology Officer (see Note 6, Related Party Transactions).  Our quarterly share repurchases under this plan, excluding treasury shares acquired in non-cash transactions related to forfeited stock awards and shares exchanged for options exercised, were as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (Per Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs
January 1 – January 31, 2008	—	—	—	$75,000,000
February 1 – February 29, 2008	190,000	$40.44	190,000	$67,315,961
March 1 – March 31, 2008	90,000	$33.66	90,000	$64,286,654
Total	280,000	$38.26	280,000

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of our stockholders during the Annual Meeting of Stockholders held on February 22, 2008:

1.               The election to two directors for terms of three years each:

Director	Shares For	Shares Withheld

Jacques Andre	41,768,979	2,555,245

Richard Haddrill	43,983,498	340,726

2.               Approve the Bally Technologies, Inc. 2008 Employee Stock Purchase Plan:

Shares For	Shares Against	Abstain	Broker Non-Vote

40,882,923	373,749	15,479	3,052,073

3.               Approve an amendment to the Company’s Amended and Restated 2001 Long  Term Incentive Plan, as amended, to increase the number of shares of Bally common stock issuable thereunder by 1,500,000 shares:

Shares For	Shares Against	Abstain	Broker Non-Vote

23,520,796	17,730,904	20,354	3,052,170

4.               Ratification of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2008:

Shares For	Shares Against	Abstain	Broker Non-Vote

42,765,490	1,524,484	34,250	—

ITEM 6.     EXHIBITS

Exhibits	Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALLY TECHNOLOGIES, INC.	Date: May 12, 2008

By	/s/Richard Haddrill
Richard Haddrill
President and Chief Executive Officer
(Principal Executive Officer)

By	/s/Robert C. Caller
Robert C. Caller
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)