Form 10-K
period 2008-06-30
BALLY TECHNOLOGIES, INC.
filed 2008-08-29
CIK 2491

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008
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

(702) 584-7700
(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act). (Check one):

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

The aggregate market value of the common stock, $0.10 par value, held by non-affiliates of the registrant, computed based on the closing sale price as of December 31, 2007 of $49.72 per share as reported by the New York Stock Exchange, was approximately $2,180,000,000.

According to the records of the registrant's registrar and transfer agent, the number of shares of the registrant's common stock outstanding as of August 25, 2008 was 55,507,000, which do not include 1,184,000 shares held in treasury.

Documents Incorporated by Reference:    Portions of the registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year ended June 30, 2008, are incorporated by reference in Part III of this Annual Report on Form 10-K.

 BALLY TECHNOLOGIES, INC.
FORM 10-K
Year Ended June 30, 2008

Forward Looking Statements

Certain statements made or incorporated by reference in this Annual Report on Form 10-K, in our other filings with the Securities and Exchange Commission ("SEC"), in our press releases and in statements made by or with the approval of authorized personnel constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to the safe harbor created thereby. Forward looking statements reflect intent, belief or current expectations with respect to, among other things, future events and financial trends affecting us. Forward looking statements are typically identified by words such as "believes," "estimates," "expects," "anticipates," "plans," "should," "would" and similar expressions.

Although we believe the expectations reflected in any forward looking statements are reasonable, readers are cautioned that forward looking statements involve known and unknown risks and uncertainties, are not guarantees of future performance and that actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied by such forward looking statements. These differences can arise as a result of the risks described in Item 1A, Risk Factors.

Forward looking statements in this Annual Report on Form 10-K speak only as of the date hereof, and forward looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot ensure that the forward looking statements contained in this Annual Report on Form 10-K will, in fact, transpire.

Unless the context requires otherwise, the terms "Bally," the "Company," "we" and "our" as used in this Annual Report on Form 10-K refer to Bally Technologies, Inc. and its subsidiaries.

PART I

ITEM 1.    BUSINESS

General

We are a diversified, worldwide gaming company that designs, manufactures, distributes and operates gaming devices and computerized monitoring and accounting systems for gaming devices. In addition to selling our gaming devices, we also offer our customers a wide range of rental options. Our primary technologies include gaming devices for land-based, riverboat and Native American casinos, video lottery and central determination markets and specialized system-based hardware and software products. Our specialized system-based hardware and software products provide casinos with a wide range of marketing, data management, accounting, security and other software applications and tools to more effectively manage their operations. We also own and operate the Rainbow Casino, a dockside riverboat casino in Vicksburg, Mississippi.

We derive our revenue from the following four sources:

•	Gaming Equipment	—	Sale of gaming devices and related equipment, parts and conversion kits;
•	Gaming Operations	—	Operation of linked progressive systems, video lottery and centrally determined systems and the rental of gaming devices and content;

•	Systems	—	Sale of computerized monitoring systems and related recurring hardware and software maintenance revenue; and
•	Casino Operations	—	Operation of the Rainbow Casino.

You can find further information regarding our individual business units in the notes to our consolidated financial statements included in this Annual Report on Form 10-K and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Company and Product Overview

Our business consists of two business segments, the Bally Gaming Equipment and Systems segment and the Rainbow Casino ("Rainbow" or "Casino Operations") in Vicksburg, Mississippi. The Bally Gaming Equipment and Systems segment consists of three primary revenue sources: Gaming Equipment, which includes the sale of gaming devices and related equipment, parts and conversion kits; Gaming Operations, which includes the operation of linked progressive systems, video lottery and centrally determined systems and the rental of gaming devices and content; and Systems, which includes the sale and support of computerized monitoring systems. Revenue from the Casino Operations is derived from the operation of the Rainbow Casino. The following table sets forth the percentage of revenues of our business units for the periods indicated:

	Revenue by Business Unit Year Ended June 30,
	2008		2007		2006
	(dollars in 000s)
Bally Gaming Equipment and Systems
Gaming Equipment	$410.1	46%	$324.1	47%	$225.1	42%
Gaming Operations	236.0	26%	176.4	26%	147.0	27%
Systems	206.3	23%	134.1	20%	120.5	22%
Casino Operations	47.3	5%	47.7	7%	49.0	9%

	$899.7	100%	$682.3	100%	$541.6	100%

The financial information required with respect to each of our business segments and with respect to geographical areas can be found in the consolidated financial statements included in this Annual Report on Form 10-K and the related notes.

Bally Gaming Equipment and Systems—Gaming Equipment

We design, manufacture, assemble, sell, maintain and operate a full range of technology-based gaming devices and related equipment, parts and conversion kits. These devices are normally configured to specific requirements based on a customer's particular order. Gaming devices are differentiated by a number of factors including, but not limited to, game theme, cabinet style, pay table, game layout, betting denomination and minimum/maximum betting amount.

Our gaming devices include a variety of innovative features and layouts in both video and mechanical-reel formats. Our gaming devices come in several different cabinet styles with some devices featuring high-profile top boxes with various game features and varying sizes geared towards specific market niches. The gaming products we create are the result of comprehensive product development efforts that include extensive internal and third party testing. We also perform market tests of our products with the cooperation of casino operators to assess reliability and player appeal. We offer a number of different cabinet designs, from a standard upright to dramatic tower units to our new bar-top cabinet.

Our ALPHA Elite™ cabinet series features interchangeable video and mechanical-reel configurations and is recognized for its modularity, meaning that gaming operators can easily convert one game into another without having to invest in a whole new device. In addition to easily changing the cabinet from one game to another, the modularity of our cabinets allows gaming operators to convert cabinets from video to mechanical-reel games and easily replace top boxes, button decks, and other key parts, protecting gaming operators' previously invested capital. The modularity of our cabinets, combined with the use of common parts, also makes maintenance easier for our customers, providing labor-saving benefits to gaming operators, while enabling a quicker manufacturing turn-around.

Our CineVision™ cabinet series features a wide-screen display that enables unique, on-screen progressive features and bonus events. Enhancing this immersive interaction for players is a dynamic new surround-sound audio system and an advanced ergonomic design including padded armrests that creates a unique zone of comfort and privacy for players.

Our CineReels™ CineVision cabinet design enables us to offer the industry's first seven-reel mechanical gaming device and another industry first, "micro-stepping" technology, that provides "all-stop" player control. This technology allows the player to immediately stop all of the reels at once by tapping the "spin" button, thus enabling the player to establish their own rhythm of game play rather than have the game dictate the pace of play.

Each gaming device contains an operating system referred to as a game platform. The game platform manages the software needed to run the device. Game platforms and the related computer systems are constantly updated and revised to keep pace with the ever-increasing complexity of modern game play requirements. The change in game play requirements is driven by, among other things, changes in consumer demand, capacity, security and regulation. In fiscal 2005, we completed the successful migration from our legacy platforms, including the V7000 and EVO™, to the Linux-based ALPHA OS™ platform. ALPHA OS is now the platform for our video and mechanical reel gaming device product offerings and, as a result, marketing of our legacy products has generally been discontinued.

The ALPHA OS platform is designed to separate the gaming operating system from the game layer, which enables game development in a much shorter time. ALPHA OS is also designed to incorporate bonusing, free spin, scatter and other advanced game features, while providing internal and third-party developers with a secure, easy-to-use programming environment that incorporates an advanced set of development tools. Moreover, ALPHA OS is designed to support networked and server-based gaming initiatives, including download of game results and game content and configuration management. Additionally, our layered architecture and modular design allows for adaptability and simplified requirement changes. ALPHA OS is designed to support Gaming Standard Association ("GSA") standards and is compatible with most common accounting, ticketing and bonusing systems. ALPHA OS also supports various game bonusing, multi-denomination, multi-game and multi-pay table game configurations and can operate with stand alone, local and wide-area progressive products.

Our sales are not limited to our gaming devices. Customers that purchase or rent our gaming devices typically purchase replacement parts, upgrades, game conversion kits and other products from us to keep the devices in good working order and to enhance the underlying performance of the devices. Certain equipment within gaming devices such as video monitors, bill validators, logic boards and printers are typically replaced, whether as a result of part failures or new technology offerings by our suppliers. These sales may also include game conversion kits that provide our customers the opportunity to offer a new theme or variant on the existing product without the necessity of purchasing an entirely new gaming device.

We generally offer a 90-day parts and labor warranty for new gaming devices. We provide several after-sale services to our customers including customer education programs, a 24-hour customer service telephone hot-line, a web site for technical support, field service support programs and spare parts programs. Our historical warranty expense as a percentage of revenues has been less than 1%. From time to time, we also sell used gaming devices, including products made by us as well as those produced by our competitors. Generally, we acquire used devices as trade-ins toward the purchase of new gaming devices. While a small secondary market exists in the United States, used devices are typically resold in international markets where new device purchases often prove to be too costly. Where appropriate, we incur costs to recondition used devices for resale or we may elect to destroy the devices. We also occasionally sell used equipment in lots on an "as is" basis to used device brokers and customers. Used game sales totaled $14.4 million, $13.5 million and $15.0 million for the years ended June 30, 2008, 2007 and 2006, respectively.

Bally Gaming Equipment and Systems—Gaming Operations

We offer our customers a wide range of rental options through our Gaming Operations division. Specifically, these arrangements are available under four business models: linked progressive systems, rental and daily fee games, video lottery systems and centrally determined systems. In most cases, operating gaming devices under a rental arrangement requires us to invest capital in manufacturing the gaming device and related equipment, purchasing signs and seating and, in certain cases, acquiring certain intellectual property rights.

Linked Progressive Systems:    We offer our customers gaming devices featuring a common jackpot or prize award that can be linked within a casino, in a local-area network, or among multiple casinos within a market or jurisdiction in a wide-area network. Progressive gaming devices are typically offered to customers under a daily fee arrangement that is based on a percentage of the money wagered on the participating gaming devices. In many cases, we use a portion of these revenues to fund the ultimate payment of the jackpot awards. As of June 30, 2008, we had a total of 1,040 units deployed on our wide-area progressive networks and 249 units deployed on our local-area progressive networks.

Rental and Daily-Fee Games:    We offer a variety of non-linked games and content on a rental basis for either a fixed daily fee or a fee based on the percentage of the net win generated by the gaming device. This category includes both gaming devices in which we retain ownership and depreciate over their estimated useful lives and gaming devices the casino purchases which are classified as game sales revenues in which we provide the game content on a daily-fee basis, that results in a lower daily-fee than if we were to lease the entire gaming device. We market our rental and daily-fee games under such titles as Playboy®, Hot Shot Progressive™, Quick Hit Platinum™, Golden Monkey™, Reel Winners™, Hee Haw®, Monte Carlo™ and Saturday Night Live™. As of June 30, 2008, we had a total installed base of rental and daily fee games of 13,938 units.

Video Lottery Systems:    We offer both video and mechanical reel devices that can operate as stand-alone devices or can interact with, or be monitored by, central computers maintained by governmental agencies. The financial model for this market requires us to build, deploy and maintain the devices as well as provide the related equipment in return for a share of the net win generated by the device.

Through a competitive bidding process, we and Sierra Design Group ("SDG") (prior to our acquisition thereof in March 2004) were each awarded approximately 25% of the initial New York State Lottery ("NYSL") terminals to be installed at horseracing facilities throughout the state. As of June 30, 2008, we earned recurring revenue from our installed base of 6,629 video lottery devices operated by NYSL. We also earn recurring revenues from 1,308 and 71 video lottery devices deployed at horseracing facilities under agreements with the Delaware State Lottery and Rhode Island State Lottery Commissions, respectively.

Centrally Determined Systems:    We offer video and mechanical reel devices that connect to a central server which determines the outcome of the game. These systems primarily operate in Native American casinos in Washington, Florida and Oklahoma as well as in Mexico. In certain of these jurisdictions, our customers purchase our gaming devices, in which case the purchases are classified as game sales revenues. In other jurisdictions, our customers rent the gaming device, in which case the rental payments are classified as gaming operations revenues. In each case, for the use of our central determination software we receive either a fixed daily fee or a percentage of the net win generated by the devices connected to the system.

In December 2005, we began selling centrally determined gaming devices in Mexico. In the Mexican market, we sell gaming devices, where the purchases are classified as game sales revenues, and derive a daily fee equal to a percentage of the net win for providing a system network, gaming content, and monitoring, maintenance, consulting, marketing and promotion services. As of June 30, 2008, we had 9,968 gaming devices deployed in Mexico.

Included in the total installed base of centrally determined games in Mexico are 6,520 iVIEW units installed in non-Bally games where we charge a system connection fee. The centrally determined games count includes the iVIEW units in Mexico.

As of June 30, 2008, the installed base of devices connected to our centrally determined systems totaled 44,229.

Bally Gaming Equipment and Systems—Systems

We design, program, license and support casino enterprise systems for a wide range of customers of varying size and complexity under our Systems division. We believe we are the only provider in the industry that offers a selection of technology platform options to our customers. Our products, which support GSA protocols, operate on platforms such as Windows®, AS/400 (iSeries), Linux and UNIX which allows our customers to choose a technology solution that meets their existing or future infrastructure requirements.

Our systems typically provide casino operators features such as active, real-time monitoring tools for gaming devices, tools to collect and manage customer data, security to protect against theft and data loss, and marketing programs to enhance the gaming experience. Our casino enterprise product functionality has evolved from basic automation of manual activities to highly integrated mission critical applications as a result of the convergence of gaming content and system applications into a single gaming-floor network. We market a number of technology solutions as Bally's Networked Floor of the Future™. Our Networked Floor of the Future product suite features products and technologies that are designed for and take advantage of high-speed Ethernet gaming-floor network environments.

The following are the primary systems we license to our customers:

  •
  Slot Floor Management:    Our game monitoring products are comprised of system-based hardware consisting of micro controller-based printed circuit boards installed within the gaming device as well as card readers, displays and keypads. We also develop proprietary firmware that controls and manages the hardware components of our systems. This equipment provides casinos the ability to track player gaming activity through our casino management systems and monitor employee access to gaming devices.

  •
  Casino Management:    Our casino management systems are composed of various system-based hardware and software products that provide casino operators player loyalty solutions comparable to frequent guest programs offered in other leisure and retail industries; database marketing and table game accounting solutions including the calculation of all revenue and expense related items; and cage and credit accountability for all extensions of credit and cage cash balancing functions. Our solutions are designed and deployed in both domestic and international markets and adaptable to foreign languages and currencies. Our TableView product brings management of table game activities directly to the table with a high-tech touch screen.

  •
  iVIEW™ Player-Communication Network:    Our iVIEW network leverages a small, horizontal liquid-crystal display screen and accompanying hardware and software that resides in the gaming devices and serves as a communication tool to end players. Our iVIEW network is also designed to work with our Bally Power Bonusing™ suite of products and other new technologies under development.

  •
  Bally Power Bonusing:    The Bally Power Bonusing products represent an integrated set of cashless and bonusing features to enhance the gaming experience of casino patrons. These products allow the transfer of funds using bar-coded coupons and/or encrypted PIN numbers to download either restricted or unrestricted credits to the gaming device. These products, combined with innovative and exciting promotions, allow casino operators to reduce cash and coin-handling expenses, minimize overall operating expenditures and provide creative marketing incentives to their casino patrons.

  •
  Business Intelligence and Data Analysis:    The Bally Business Intelligence applications, which span across all our products, bring state-of-the-art data analytics to the casino's key executive and marketing management teams. The executive dashboards, slot floor data and transaction visualization empowers casino operators to analyze customer activity and take proactive actions that enhance revenue and profits.

  •
  Download and Configuration Manager ("DCM"):    Our DCM product enables casinos to download marketing content on iVIEWs, configure gaming device paytables and game play options, and deliver new game content and game libraries from a central server.

We market our system product solutions under the broad categories of Bally CMS® (Casino Management Systems), Bally SMS® (Slot Management Systems) and Bally TMS™ (Table Management Systems).

Casino Operations

The Rainbow Casino, located in Vicksburg, Mississippi, began operations in July 1994. It is one of four casinos currently operating in the Vicksburg, Mississippi market. The facility includes a 33,000 square-foot casino with 824 gaming devices and 10 table games, a 224-seat buffet-style restaurant, and a 20,000 square-foot conference center. The Casino also includes the 89-room Rainbow Hotel, which is owned and operated by a third party. Rainbow is marketed as a "locals" casino and draws mid-level gaming customers principally from within a 75-mile radius of Vicksburg. Our promotions are focused primarily on direct mail and special promotional events. The Vicksburg casino market generated approximately $274.8 million in gaming revenue for the year ended June 30, 2008.

We are the general partner of Rainbow Casino Vicksburg Partnership, L.P. ("RCVP"), the limited partnership that operates Rainbow. The limited partner of RCVP is entitled to receive 10% of the net available cash flows of RCVP after debt service and other items, as defined in the limited partnership agreement, which increases to 20% of the net available cash flows based on the incremental amount of revenues in excess of $35.0 million, payable quarterly through December 31, 2010. We consolidate

RCVP and record an adjustment to reflect the portion of earnings of RCVP attributable to minority shareholders.

The operation of casinos is a highly competitive business. Gaming of all types is available throughout Mississippi in numerous locations as well as in surrounding markets. The principal competitive factors in the industry include the structure, age and location of the facility, the nature, variety and quality of the amenities and customer services offered, and the continuous development, implementation and success of a variety of marketing programs. Our Rainbow Casino faces intense direct competition from other gaming facilities servicing the Vicksburg market, and, to a lesser degree, indirect competition from those servicing the Gulf Coast region. A new casino project adjacent to the Rainbow Casino is under construction and is scheduled to open in November 2008 and a nearby competitor property recently expanded its casino and added 500 slot machines and the market's largest live poker room.

Product Development

We believe providing gaming devices, content and systems with high entertainment value and key operational advantages coupled with a high level of customer service is important to gaining market share. Our global product development for new and emerging technologies, including many Networked Floor of the Future solutions, is primarily led through the Bally Innovation Lab. This lab focuses on emerging and paradigm-shifting technologies through research and development of new gaming technologies, features, and products and was designed to accelerate the commercial deployment of the most cutting-edge gaming devices, content and systems technologies. Our product-development process for our gaming devices and content includes both hardware and software. Major areas of hardware development include cabinet style, technical capability, interfaces, peripheral devices, and coin and currency handling. Hardware development efforts are focused on player appeal, product reliability and ease of maintenance. Development cycles for hardware can range from a few days for simple enhancements to more than a year for new electronics or new mechanical packages.

The software development process for new game content, which includes graphics development, is continuous and requires a significant commitment of human resources. Creativity in software development is an important element in the market success and player appeal of our gaming devices. Innovations in our development process and game design are generated internally, by customers and by third parties, many of whom have entered into strategic relationships with us.

Product development for casino enterprise systems also includes hardware and software. The major areas of hardware development include controller circuit board design and programming, as well as user interface devices such as card readers, keypads and displays. Software development includes extensive application development, including elements such as databases, interfaces and protocols used in emerging technologies, including many Networked Floor of the Future solutions, communication, security and automated backup and failure procedures. We have developed a modular and extendible hardware and software architecture which focuses development on achieving greater functionality, product reliability, ease of maintenance for the casino operator, and ease of use for the player. In addition, the architecture allows customers to upgrade existing components or add new components with less impact as compared to a complete replacement. Development cycles for hardware can vary between a few months for minor revisions to more than a year for major design changes. Software development results in periodic product releases that include new features that extend or enhance the casino enterprise systems. Less significant revisions such as periodic maintenance releases are also deployed to enable casino operators to correct problems or improve the usability of the system.

Our total expenditures on research and development was $60.8 million, $51.9 million and $45.1 million during the years ended June 30, 2008, 2007 and 2006, respectively. The increase in research and development expenditures over this three year period reflects our corporate focus on our technology assets, the expansion of technical resources through our acquisitions, and the competitive landscape that requires continuous development of future generations of gaming products and systems.

Sales and Marketing

We have a direct sales force consisting of approximately 45 employees located in multiple offices primarily in North America. We also, to a lesser extent, utilize an independent distributor network to distribute our products. The agreements we have with distributors generally specify minimum purchases and also provide that we may terminate the relationship if certain performance standards are not met.

Our direct sales force generated approximately 88%, 86% and 68% of new gaming device sales for the years ended June 30, 2008, 2007 and 2006, respectively. Distributors generated approximately 12%, 14% and 32% of new gaming device sales for the years ended June 30, 2008, 2007 and 2006, respectively. Substantially all of system revenues are generated by our direct sales force.

The sale of gaming devices takes place throughout our fiscal year and can range from proposals for a small quantity of units to several thousand units. We conduct one-on-one meetings with our customers to demonstrate our products at their locations, host customers to private demonstrations in our offices or at offsite venues, and participate in a number of trade shows domestically and internationally each year. In certain cases, we participate in responding to competitive requests for proposals from private and public entities seeking to purchase gaming equipment.

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

The sale of enterprise systems is often a long process, at times extending beyond one year. Typically, a potential systems customer will participate in a formal evaluation and selection of a system vendor. The level of sales available to us at any point in time can vary materially due to a number of factors, including the capital budgets of our customers, availability of new product modules, timing associated with regulatory approvals, and the success and features contained in the products sold by our competitors. The price paid for a full system can vary materially from customer to customer depending on a number of factors, including but not limited to, the size of the gaming operation and the number of functions contained in the system specified.

Product Markets

We believe that the total installed base of gaming devices in the United States is between 850,000 and 900,000 units. This total includes land-based, riverboat, Native American casinos and video lottery markets. New sales opportunities for gaming devices in the United States and Canada are primarily driven by replacement of existing units, new casino openings or expansions and the legalization of gaming in new markets. The gaming industry also continues to expand in international markets. Europe, the Caribbean, South America, Mexico and the Pacific Rim are currently our primary international markets. We regularly evaluate expanding our business into additional international markets.

We distribute our gaming devices through direct sales efforts and through a small number of distribution arrangements. Our international business is conducted primarily from offices in Barcelona, Spain and Hanover, Germany for customers in Europe; Puerto Rico for customers in the Caribbean; Buenos Aires, Argentina for customers in South America; Mexico City for customers in Mexico; and Macau, China for customers in the Pacific Rim.

The primary markets for casino enterprise systems are the United States and, to a lesser extent, Canada, South America, Europe, the Pacific Rim and the Caribbean though additional international markets are beginning to emerge. The market for our casino enterprise systems includes new casino openings, expansions and upgrades of existing facilities and the competitive replacement of other systems. We also generate new system sales through the introduction of new hardware and software products. In many cases, domestic regulations require the implementation of a system as part of their operational requirements while international markets have only recently begun the full implementation of such systems. We believe, as international markets begin to mature and become more competitive, the use of systems will become more common.

Competition and Product Demand

The demand for gaming devices, content and systems varies depending on the level of new construction and renovation of casinos as well as market conditions that might generate the need for new and replacement equipment and product innovation. For the year ended June 30, 2008, our ten largest customers, including corporate customers with multiple casino properties, accounted for approximately 25% of gaming device sales.

The demand for casino enterprise systems is driven by regulatory requirements in each applicable jurisdiction and by casino operators' competitive need to properly track device and player activity and to establish and compile individual device and player profitability and other demographic information. These features enable casinos to develop or enhance marketing strategies. Revenues for casino enterprise systems are derived from selling products to new or existing customers. For the year ended June 30, 2008, the ten largest casino enterprise system customers, which include certain multi-site casino operators that have corporate agreements, accounted for approximately 40% of game monitoring unit sales revenues, with the largest single customer accounting for 13% of these revenues.

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

International Game Technology ("IGT") is the market leader in the North American gaming device market. IGT has substantially greater financial resources and more products and intellectual property than its competitors. Many of our customers derive a significant portion of their gaming revenues using IGT products. Some of our other competitors currently include Aristocrat Leisure Limited ("Aristocrat"), Atronic International, GTECH Holdings Corporation ("GTECH"), Konami Co. Ltd. ("Konami") and WMS Industries, Inc. ("WMS"). These competitors also compete in the international markets we serve, along with well established foreign companies such as Ainsworth Game Technology Ltd, Aruze Gaming America, Inc., Unidesa Gaming and Systems, Novomatic AG, and Recreativos Franco S.A.

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

In fiscal 2005, we completed a substantial change to our product line which has benefited our assembly operations. Historically, we managed a series of game device platforms and product families which required certain dedicated resources and capacity in our assembly operations. In fiscal 2005, we consolidated to the ALPHA OS platform; this consolidation and our engineering efforts towards common hardware components has provided greater flexibility in our assembly operations where each product family can now be produced by an expanded set of assembly lines with fewer internal product differences and more streamlined testing.

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

Patent, Copyright and Trade Secret Protection

We have been a long-standing participant in the development of intellectual property in our industry. We rely on a combination of patents, copyrights, trade secrets, trademarks and proprietary information to maintain and enhance our competitive position. We have been granted patents and have patent applications pending in the United States as well as in many foreign countries. The expiration dates of these patents vary and are based on their filing and issuances dates. We intend to continue to actively file for patent protection, where reasonable, within and outside the United States. We also seek protection for a large number of our products by filing for copyrights and trademarks in the United States and various foreign countries. Under permission or license agreements with third parties, we also sell products covered by independently filed copyrights and trademarks. Typically, these contracts require us to pay royalties to the licensing party. Royalty expenses are included in cost of gaming and systems in our consolidated financial statements included in this report.

Employees and Labor Relations

As of June 30, 2008, we and our subsidiaries employed approximately 2,814 individuals worldwide, including approximately 343 employees at Rainbow. None of our employees are covered by collective bargaining agreements. We believe we have satisfactory relationships with our employees.

Gaming Regulations and Licensing

The manufacture and distribution of gaming devices, systems and the operation of gaming facilities are subject to extensive federal, state, local, and foreign regulation. Virtually all of the jurisdictions in which we operate, and those jurisdictions in which we may operate in the future, require licenses, permits, documentation of qualification, evidence of financial stability, and other requirements for approval. These jurisdictions also typically require background investigations for the individual licensing of officers, directors, major stockholders and key personnel. In addition, many jurisdictions require that the gaming devices, systems and other products we manufacture be submitted to state or independent testing agencies for testing and approval before being distributed.

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

We and our key personnel have obtained or applied for all government licenses, registrations, findings of suitability, permits, and approvals necessary for the manufacture, distribution and, where permitted, operation of gaming devices in the jurisdictions in which we do business. We and the holders of our securities may be subject to the provisions of the gaming laws of each jurisdiction where we or our subsidiaries are licensed or are applying for licensing or conduct business, including, without limitation, Arizona, California, Colorado, Connecticut, Delaware, Florida, Illinois, Indiana, Iowa, Louisiana, Maine, Michigan, Minnesota, Mississippi, Missouri, Montana, Nevada, New Jersey, New Mexico, New York, Oklahoma, Oregon, Pennsylvania, Puerto Rico, Rhode Island, South Dakota, Washington, West Virginia, Wisconsin, and the local regulatory authorities within each such state including Native American authorities, as well as European, Chinese, Australian, Canadian, Mexican and other foreign gaming jurisdictions in which we and our subsidiaries are licensed or conduct business.

Holders of voting securities of an entity licensed to manufacture and sell gaming devices, and in particular those with holdings in excess of 5%, should note that local laws and regulations may affect their rights regarding the purchase of such voting securities and may require such persons or entities to make certain regulatory filings or seek licensing, findings of qualification, or other approvals. In some cases, this process may require the holder or prospective holder to disclose or provide consents to disclose personal and financial data in connection with necessary investigations, the costs of which are typically borne by the applicant. The investigative and approval process can take six to twelve months to complete under normal circumstances. Any person who acquires a controlling interest in us would have to meet the requirements of all governmental bodies that regulate our gaming businesses. Certain changes in the make-up of our Board of Directors or management may require the various gaming authorities to examine the qualifications of the new board or management.

Nevada.

Our gaming, manufacturing, and distribution operations are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (the "Nevada Act") and various local ordinances and regulations. We are subject to the licensing and regulatory control of the Nevada State Gaming Control Board (the "Nevada Board"), the Nevada Gaming Commission (the "Nevada Commission"), the Clark County Liquor and Gaming Licensing Board (the "Clark County Board"), and various other county and city regulatory agencies, all of which are collectively referred to as the "Nevada Gaming Authorities."

Nevada gaming law is based on policies concerning (i) the prevention of unsavory and unsuitable persons from having any involvement with gaming; (ii) the strict regulation of all persons, locations, practices, associations and activities related to the operation of licensed gaming establishments and the manufacture and distribution of gaming devices, cashless wagering systems and associated equipment; (iii) the establishment and maintenance of responsible accounting practices and procedures; (iv) the maintenance of effective control over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record-keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (v) the prevention of cheating and fraudulent practices; and (vi) providing a source of state and local revenues through taxation and licensing fees. A change in such laws, regulations and procedures, or non-compliance with some, could have an adverse effect on our operations.

We are registered with the Nevada Commission as a publicly traded corporation. Our direct and indirect subsidiaries that manufacture or distribute gaming devices are required to be licensed by the Nevada Gaming Authorities. The Nevada licenses require periodic payments of fees and taxes and are not transferable. We have been found suitable to own the stock of the Nevada licensed companies that are our subsidiaries. We are required to periodically submit detailed financial and operating reports to the Nevada Gaming Authorities and furnish any other information the Nevada Gaming Authorities may require. No person may become a stockholder of or receive any percentage of the profits from our subsidiary Nevada licensees without first obtaining licenses and approvals from the Nevada Gaming Authorities. We and our subsidiaries have obtained the various licenses and approvals required to conduct our business in Nevada.

Only manufacturers and distributors that have been licensed by the Nevada Gaming Authorities may manufacture or distribute gaming devices and cashless wagering systems for use or play in Nevada or for distribution outside of Nevada. All gaming devices manufactured for use or play in Nevada must be approved by the Nevada Commission before they are distributed or exposed for play. The approval process for gaming devices and cashless wagering systems includes rigorous testing by the Nevada Board, a field trial, and a determination as to whether the gaming devices or cashless wagering systems meet strict technical standards set forth in the regulations of the Nevada Commission. Associated equipment (as defined in the Nevada Act) must be administratively approved by the chairman of the Nevada Board before it is distributed in Nevada.

The Nevada Gaming Authorities may investigate any individual who has a material relationship or involvement with us or our subsidiaries to determine whether that individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors, and key employees are or may be required to be licensed or found suitable by the Nevada Gaming Authorities. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. The Nevada Gaming Authorities may deny an application for licensing or finding of unsuitability for any cause they deem reasonable.

If the Nevada Gaming Authorities were to find an officer, director, or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, the companies involved would have to sever all relationships with that person. In addition, the Nevada Gaming Authorities may require us to terminate the employment of any person who refuses to file appropriate applications. Licensing and suitability determinations are not subject to judicial review in Nevada.

We and our direct and indirect subsidiaries that manufacture or distribute gaming devices or conduct gaming operations are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities, and similar financing transactions must be reported to and in some cases approved by the Nevada Commission.

If it were determined that we had violated the Nevada Act, our licenses could be limited, conditioned, suspended, or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, we could be subject to substantial fines for each separate violation. Any such disciplinary action could, and revocation of any gaming license would, materially adversely affect our operations.

The Gaming Authorities may require the holder of any of our equity or debt securities to file applications, be investigated, and be found suitable if the Nevada Commission has reason to believe that the holder's ownership would be inconsistent with the declared policies of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

The Nevada Act requires any person who acquires more than 5% of any class of our voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of any class of our voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the chairman of the Nevada Board mails written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, that acquires more than 10%, but not more than 15% (19% if such additional ownership results from a stock repurchase program conducted by us, subject to certain conditions), of a class of our voting securities may apply to the Nevada Commission for a waiver of finding of suitability if the institutional investor holds the securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our Board of Directors, any change in our corporate charter, bylaws, management, policies, or operations, or any other action the Nevada Commission finds to be inconsistent with holding the securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in our management, policies, or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with investment-only intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership, or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of our voting securities beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us or our subsidiaries, we (i) pay that person any dividend or interest upon our voting securities; (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pay remuneration in any form to that person for services rendered or otherwise; or (iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish his or her voting securities, including, if necessary, the immediate purchase of said voting securities for cash at fair market value. Additionally, the Clark County Board has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

We must obtain the prior approval of the Nevada Gaming Authorities before making certain public offerings of our securities, before guaranteeing a security issued by us, and before imposing restrictions on the transfer of our equity securities or agreeing not to encumber such restrictions.

Changes in control of Bally through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct whereby a person or entity acquires control may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a registered corporation must satisfy the Nevada Board and Nevada Commission on a variety of stringent standards. The Nevada Commission may also require controlling stockholders, officers, directors, and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as a part of the approval process relating to the transaction.

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

License fees and taxes are payable to the State of Nevada and to the counties and cities in which the licensees conduct their operations. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly, or annually and are based on either a percentage of the gross revenues received, the number of gaming devices operated or the number of games operated. Our subsidiaries that hold Nevada licenses also pay certain fees to Nevada.

We are required to deposit with the Nevada Board and thereafter maintain a $25,000 revolving fund to pay the expenses of investigation by the Nevada Board of our participation in certain gaming activities outside Nevada. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. We are also required to comply with certain reporting requirements imposed by the Nevada Act and are subject to disciplinary action if we violate any gaming laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operations in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operations who has been denied a license or finding of suitability in Nevada.

Mississippi.

Our gaming, manufacturing and distribution operations in Mississippi are subject to the Mississippi Gaming Control Act (the "Mississippi Act") and the regulations promulgated thereunder. We are subject to the licensing and regulatory control of the Mississippi Gaming Commission (the "Mississippi Commission").

Mississippi gaming law is based on policies concerning: (i) the prevention of unsavory or unsuitable persons from having any involvement with gaming; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and safeguarding of assets and revenues, providing for reliable record keeping and requiring the filing of periodic reports with the Mississippi Commission; (iv) the prevention of cheating and fraudulent practices; (v) providing a source of state and local revenues through taxation and licensing fees; and (vi) ensuring that gaming licensees, to the extent practicable, employ Mississippi residents. A change in such laws or regulations could have an adverse effect on our Mississippi gaming-related operations.

The Mississippi Act provides for legalized dockside gaming in fourteen eligible counties. Currently, gaming is permissible in nine of the fourteen eligible counties in the state, and gaming operations have commenced in seven counties. Gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River, or in the waters of the State of Mississippi lying south of the state in eligible counties along the Mississippi Gulf Coast. Licensees in the three counties along the Gulf Coast may also establish land-based casino operations generally in areas no more than 800 feet from the mean high water line. The Mississippi Act permits the operation of substantially all traditional casino games and gaming devices on a 24-hour basis and does not restrict the percentage of space that may be utilized for gaming. We, RCVP, Bally Gaming, Inc. ("BGI"), and our and their respective affiliates are subject to the licensing and regulatory control of the Mississippi Commission. We are registered under the Mississippi Act as a publicly traded corporation (a "Registered Corporation") and holding company of RCVP and BGI. As a Registered Corporation, we are required periodically to submit detailed financial and operating reports to the Mississippi Commission and furnish any other information the Mississippi Commission may require. If we are unable to continue to satisfy the registration requirements of the Mississippi Act, we and our affiliates cannot own or operate gaming facilities or continue to act as a manufacturer and distributor in Mississippi. No person may become a stockholder of, or receive any percentage of profits from, a licensed subsidiary of a Registered Corporation or a holding company without first obtaining approvals from the Mississippi Commission. We and our affiliates have obtained the necessary licenses and approvals from the Mississippi Commission. RCVP must maintain a gaming license to operate a casino in Mississippi and BGI must maintain a manufacturer and distributor license to manufacture and distribute gaming products and a wide-area progressive operator license to operate its progressive system in Mississippi.

There are no limitations on the number of gaming, manufacturer and distributor and wide-area progressive operator licenses that may be issued in Mississippi. Such licenses are not transferable, are issued for a three-year period and must be renewed or continued thereafter. Certain of our officers and employees and the officers, directors, and certain key employees of our licensed subsidiaries must be found suitable, licensed or otherwise approved by the Mississippi Commission. In addition, any person having a material relationship or involvement with us may be required to be found suitable. The Mississippi Commission may deny an application for a finding of suitability for any cause it deems reasonable. Changes in certain licensed positions must be reported to and approved by the Mississippi Commission. The Mississippi Commission may require us and our registered or licensed subsidiaries to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Mississippi.

The Mississippi Commission has the power to investigate any of our record or beneficial stockholders. The Mississippi Act requires any person who acquires more than 5% of any class of voting securities of a Registered Corporation, as reported to the SEC, to report the acquisition to the Mississippi Commission, and such person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than 10% of any class of voting securities of a Registered Corporation, as reported to the SEC, must apply for a finding of suitability by the Mississippi Commission. The Mississippi Commission generally requires a finding of suitability of any beneficial owner of more than 5% of any class of voting securities of a Registered Corporation. If a stockholder who must be found suitable is a corporation, partnership, or trust, it must submit detailed business and financial information including a list of beneficial owners. The Mississippi Commission has adopted a regulation which provides that an "institutional investor," that acquires not more than 15% of a Registered Corporation's voting securities may apply for a waiver of such finding of suitability if the voting securities are held for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes only unless the voting securities were acquired and are held in the ordinary course of business and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the corporate charter, bylaws, management, policies or operations of the Registered Corporation of its affiliates, or any other action which the Mississippi Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes include: (i) voting on all matters voted on by the stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in management, policies or operations; and (iii) such other activities as the Mississippi Commission may determine to be consistent with such investment intent.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Commission may be found unsuitable, as may be a record owner if the record owner, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of such securities beyond such time as the Mississippi Commission prescribes may be guilty of a misdemeanor. We may be subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relationship with us or our Mississippi gaming subsidiaries, we: (i) pay the unsuitable person any dividend or other distribution on that person's voting securities; (ii) recognize the exercise, directly or indirectly, of any voting rights conferred by securities held by the unsuitable person; (iii) pay the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or (iv) fail to pursue all lawful efforts to require the unsuitable person to divest himself of the securities, including, if necessary, the immediate purchase of the securities for cash at a fair market value.

We may be required to disclose to the Mississippi Commission, on request, the identities of the holders of any of our debt or other securities, who may be required to file an application, be investigated, and be found suitable to own our debt security if the Mississippi Commission has reason to believe that the ownership would be inconsistent with the declared policies of the state of Mississippi. The Mississippi Commission may require individual holders of debt securities to be investigated and found suitable for any reason, including but not limited to a default or where the holder exercises a material influence over the gaming operations of the entity in question. If the Mississippi Commission determines that a person is unsuitable to own our debt security, then we may be sanctioned if without the prior approval of the Mississippi Commission we: (i) pay to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognize any voting right by the unsuitable person in connection with those securities; (iii) pay the unsuitable person remuneration in any form; or (iv) make any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

RCVP and BGI must maintain in Mississippi a current ledger with respect to the ownership of their equity securities, and we must maintain a current list of stockholders in the principal office of RCVP, which must reflect the record ownership of each outstanding share of any class of our equity securities. Such records must be available for inspection by the Mississippi Commission at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Mississippi Commission has the power to impose additional restrictions on the holders of our securities at any time.

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

Under the Mississippi regulations, a Mississippi gaming subsidiary may not guarantee a security issued by an affiliated company pursuant to a public offering, or pledge its assets to secure payment or performance of the obligations evidenced by the security issued by the affiliated company, without the prior approval of the Mississippi Commission. A pledge of the stock of a Mississippi gaming subsidiary and the foreclosure of such a pledge are ineffective without the prior approval of the Mississippi Commission. Moreover, restrictions on the transfer of an equity security issued by a Mississippi gaming subsidiary and agreements not to encumber such securities are ineffective without the prior approval of the Mississippi Commission. We have obtained approvals from the Mississippi Commission for such guarantees, pledges and restrictions in connection with offerings of securities, subject to certain restrictions. Moreover, the regulations of the Mississippi Commission require us to file a loan report within 30 days following certain financing transactions. If the Mississippi Commission were to deem it appropriate such a transaction could be rescinded.

Changes in control of Bally through merger, consolidation, acquisition of assets, management or consulting agreements, or acts or conduct by a person by which he obtains control, may not occur without the prior approval of the Mississippi Commission. Entities seeking to acquire control of a Registered Corporation and controlling stockholders, officers, directors, and other persons having a material relationship or involvement with the entity must be approved by the Mississippi Commission prior to assuming control of the Registered Corporation.

The Mississippi legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees and Registered Corporations may be injurious to stable and productive corporate gaming.

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

Neither we nor any of our subsidiaries may engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of, or a waiver of such approval by, the Mississippi Commission. We previously have obtained, or otherwise qualified for, a waiver of foreign gaming approval from the Mississippi Commission for operations in other jurisdictions in which we conduct gaming operations and will be required to obtain approval or a waiver of such approval from the Mississippi Commission prior to engaging in any additional future gaming operations outside of Mississippi; provided, however, that such a waiver shall be automatically granted under the Mississippi Commission's regulations in connection with foreign gaming activities (except for internet gaming activities) conducted (i) within the 50 states or any territory of the United States, (ii) on board any cruise ship embarking from a port located therein and (iii) in any other foreign jurisdiction in which a casino operator's license or its equivalent is not required in order to legally conduct gaming operations.

If the Mississippi Commission were to determine that we, or any of our licensed gaming subsidiaries, violated a gaming law or regulation, the Mississippi Commission could limit, condition, suspend, or revoke our approvals and the license of the subsidiary could subject us to substantial fines. Because of such a violation, the Mississippi Commission could seek to appoint a supervisor to operate our casino facilities. Limitation, conditioning, suspension or revocation of any gaming license or approval or the appointment of a supervisor could materially adversely affect us.

License fees and taxes, computed in various ways depending on the type of gaming involved, are payable to the State of Mississippi and to the counties and cities in which a licensed gaming subsidiary's operations are conducted. Depending on the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly, or annually and are based on (i) a percentage of the gross gaming revenues received by the casino operation; (ii) the number of gaming devices operated by the casino; or (iii) the number of table games operated by the casino. The license fee payable to the State of Mississippi is based upon "gaming revenues" (generally defined as gross revenues less payouts to customers as winnings), and the maximum rate is 8% of gaming revenues. The gross revenue fee imposed by the City of Vicksburg, Mississippi, where RCVP's casino operations are located, equals approximately 4% of gaming revenues.

The sale of alcoholic beverages by Rainbow Casino is subject to the licensing, control and regulation by both the City of Vicksburg and the Alcoholic Beverage Control Division (the "ABC") of the Mississippi State Tax Commission. Rainbow Casino has been designated as a special resort area, which allows us to serve alcoholic beverages on a 24-hour basis. The ABC has the full power to limit, condition, suspend or revoke any license for the serving of alcoholic beverages or to place such a licensee on probation, with or without conditions. Any such disciplinary action could (and revocation would) have a material adverse effect on our operations. Certain officers and managers of Rainbow Casino must be investigated by the ABC in connection with its liquor permits, and changes in certain positions must be approved by the ABC.

Native America.

Gaming operations on Native American lands are governed by tribal land federal law and tribal-state compacts. The Indian Gaming Regulatory Act of 1988 (the "Act") created a framework for the various responsibilities of the tribal, state, and federal authorities over tribal gaming operations. The Act is subject to interpretation and enforcement by the National Indian Gaming Commission, which has the authority to issue regulations and to otherwise regulate tribal gaming activities. Many tribes, in the exercise of their sovereignty, have also established tribal gaming commissions that regulate gaming operations on their lands. Compacts between tribes and states also may impose conditions and requirements on tribal gaming operations. We are required to comply with all such sources of law, which may impose different requirements with respect to licensing, product approvals, and operations.

ITEM 1A.    RISK FACTORS

Investing in our common stock involves risks. Prospective investors in our common stock should carefully consider, among other things, the following factors and other information contained in this Annual Report on Form 10-K, including our financial statements and the notes to those statements, prior to making an investment decision. We have identified the following important factors that could cause actual results to differ materially from those projected in any forward looking statements we may make from time to time.

Our success in the gaming industry depends in large part on our ability to develop innovative products and systems. If we fail to keep pace with rapid innovations in product design and deployment, or if we are unable to quickly adapt our development and manufacturing processes to release innovative products or systems, our business could be negatively impacted.

Our success is heavily dependent on our ability to develop and sell new products and systems that are attractive not only to our customers, namely casino operators and other gaming enterprises, but also to their customers, the end players. Furthermore, if our gaming devices deployed in gaming operations do not meet or sustain revenue and profitability expectations they may be replaced by our competitor's devices. Therefore, our future success depends upon our ability to continue to design and market technologically sophisticated products that meet our customer's needs regarding, among other things, ease of use and adaptability, but also that are unique and entertaining such that they achieve high levels of player appeal and sustainability. If our competitors continue to develop new game content and technologically innovative products and systems and we fail to keep pace, our business could be adversely affected.

The demands of our customers and the preferences of the end players are continuously changing. As a result, there is constant pressure to develop and market new game content and technologically innovative products. As our revenues are heavily dependent on the earning power and life span of our games and because newer game themes tend to have a shorter life span than more traditional game themes, we face increased pressure to design and deploy new and successful game themes to maintain our revenue stream and remain competitive. While we feel we have been successful at developing new and innovative products, our ability to do so could be adversely affected by:

  •
  a decline in the popularity of our gaming products with players;

  •
  a decision by our customers or the gaming industry in general to cut-back on purchases of new gaming devices, content or systems in anticipation of newer technologies;

  •
  an inability to roll out new games, services or systems on schedule as a result of delays in regulatory product approval in the applicable jurisdictions, or otherwise; and

  •
  an increase in the popularity of competitors' games.

Our success also depends upon our ability to continuously implement manufacturing processes that generate cost efficiencies and to adapt our manufacturing capabilities and processes to meet the demands of producing new and innovative products. Because our newer products are generally more technologically sophisticated than those we have produced in the past, we must continually refine our production capabilities to meet the needs of our product innovation. If we cannot adapt our manufacturing infrastructure to meet the needs of our product innovations, or if we are unable to make upgrades to our production capacity in a timely manner, our business could be negatively impacted.

The gaming industry is intensely competitive. We face competition from a number of companies, some of whom have greater resources, and if we are unable to compete effectively, our business could be negatively impacted.

Bally Gaming and Systems

Competition among gaming machine manufacturers is intense and is primarily based on the amount of profit our products generate for our customers in relation to our competitors' products. Additionally, we compete on the basis of price and financing terms made available to customers, the appeal of game content and features to the end player, and the features and functionality of our hardware and software products. There are a number of established, well-financed companies producing gaming devices, game content and systems that compete with our products. Certain of these competitors may have access to greater capital resources than we do, and as a result, may be better positioned to compete in the marketplace.

The casino enterprise systems market is crowded, with IGT and Aristocrat comprising the primary competition. The competition is intense due to the number of providers, as well as the limited number of casino operators and jurisdictions in which they operate. As a result of consolidation among the casino operators, the level of competition among providers has increased significantly as the number of potential customers has decreased. Pricing, accuracy, reliability, product feature and function are among the factors affecting a provider's success in selling its system.

Casino Operations

Among the principal competitive factors in the casino industry are the stature, age and location of the facility; the nature, variety and quality of the amenities and customer services offered; and the continuous development, implementation and success of a variety of marketing programs. Our Rainbow Casino in Vicksburg, Mississippi, faces intense direct competition from other gaming facilities serving the Vicksburg market and, to a lesser degree, indirect competition from those serving the Gulf Coast Region. A new casino project adjacent to the Rainbow Casino is under construction and is scheduled to open in November 2008, and a nearby competitor property recently expanded its casino and added 500 slot machines and the market's largest live poker room. In addition, there may be other new casinos constructed in the Vicksburg market in the future. Moreover, additional potential gaming sites remain in and around Vicksburg. As the overall size of the potential customer base for the Vicksburg market is limited, we also face competition from casinos in nearby locations. These properties may further dilute the market from which we and the other Vicksburg casinos draw most of our patrons. Some of these sites may also be closer to larger population centers and, if developed, may enjoy a competitive advantage over our casino.

Consumer spending on leisure activities is affected by changes in the economy and consumer tastes, as well as other factors that are difficult to predict and beyond our control.

The demand for entertainment and leisure activities tends to be highly sensitive to consumers' disposable incomes, and thus can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond our control. Unfavorable changes in general economic conditions including recession, economic slowdown, or higher fuel or other transportation costs, may reduce disposable income of casino patrons or result in fewer patrons visiting casinos. As a result, we cannot ensure that demand for our products or services will remain constant. Continued adverse developments affecting economies throughout the world, including a general tightening of the availability of credit, increasing interest rates, increasing energy costs, acts of war or terrorism, natural disasters, declining consumer confidence or significant declines in the stock market could lead to a further reduction in discretionary spending on leisure activities adversely affecting our business.

To the extent there is a change in ownership of any of our customers or further consolidation within the casino industry, our business could be negatively impacted.

We are heavily dependent on the casino industry. Demand for our products is primarily driven by the replacement of existing products as well as the expansion of existing casinos and the opening of new properties and new jurisdictions. Casino operators in the gaming industry recently underwent a period of consolidation. Because a significant portion of our sales come from repeat customers, to the extent the industry further consolidates or one of our customers is sold to or merges with another entity that utilizes the products and services of one of our competitors or that reduces spending on our products or causes downward pricing pressures, our business could be negatively impacted. Business combinations of this nature could lead to a cancellation of orders, slow the replacement cycle or negatively impact pricing and purchasing decisions. Events within the industry leading or contributing to a decline in demand for our product, such as mergers or consolidations, could adversely affect our business.

We may not be able to attract or retain the management or employees necessary to remain competitive in our industry.

The competition for qualified personnel in the gaming industry is intense. Our future success depends on the retention and continued contributions of our key management, finance, marketing, development and staff personnel, many of whom would be difficult or impossible to replace. Our success is also tied to our ability to recruit additional key personnel in the future. We may not be able to retain our current personnel or recruit any additional key personnel required. The loss of services of any of our personnel or our inability to recruit additional necessary key personnel could have a material adverse effect on our business, financial condition, results of operations and prospects.

The gaming industry is heavily regulated and changes in regulation by gaming authorities may adversely impact our ability to operate in our existing markets or expand our business.

The manufacture and distribution of gaming devices, development of systems and the conduct of gaming operations are subject to extensive federal, state, local and foreign regulation by various gaming authorities. Our ability to continue to operate in certain jurisdictions or our ability to expand into new jurisdictions could be adversely affected by:

  •
  delays in adopting legislation to permit or expand gaming in new and existing jurisdictions;

  •
  unfavorable public referendums, such as referendums to increase taxes on gaming revenues;

  •
  unfavorable legislation affecting or directed at manufacturers or gaming operators;

  •
  adverse changes in or findings of non-compliance with applicable governmental gaming regulations;

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

Although the laws, rules and regulations of the various jurisdictions in which we operate vary in their technical requirements, virtually all jurisdictions, including those into which we may expand in the future, require licenses, permits, qualification documentation, including evidence of integrity and financial stability, and other forms of approval to engage in gaming operations or the manufacture and distribution of gaming devices. Our officers, directors, major stockholders and key personnel are also subject to significant regulatory scrutiny. In the event that gaming or governmental authorities determine that any person is unsuitable to act in such capacity with respect to Bally, we could be required to terminate our relationship with such person. To our knowledge, we and our key personnel have obtained, or applied for, all government licenses, registrations, findings of suitability, permits and approvals necessary to conduct our activities in the various jurisdictions that we operate. However, there can be no assurance those licenses, registrations, findings of suitability, permits or approvals will be renewed in the future, or that new forms of approval necessary to operate in emerging or existing markets will be granted.

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

Competitors and other third parties may infringe on our intellectual property rights, or may allege that we have infringed on their rights. Monitoring infringement and misappropriation of intellectual property can be difficult and expensive, and we may not be able to detect infringement or misappropriation of our proprietary rights. We may also incur significant litigation expenses protecting our intellectual property or defending our use of intellectual property, reducing our ability to fund product initiatives. These expenses could have an adverse effect on our future cash flows and results of operations. We are currently subject to litigation regarding patent infringement which, if resolved adversely to us, could have a material impact on our business. If we are found to infringe on the rights of others we could be required to discontinue offering certain products or systems, to pay damages, or purchase a license to use the intellectual property in question from its owner. Litigation can also distract management from the day-to-day operations of the business. There can be no assurances that certain of our products, including those with currently pending patent applications, will not be determined to have infringed upon an existing third party patent.

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

Our success depends on our ability to avoid, detect, replicate and correct software and hardware errors and fraudulent manipulation of our products and systems. To the extent any of our gaming devices or software experience errors or fraudulent manipulation, our customers may replace our products and services with those of our competitors. In addition, the occurrence of errors in, or fraudulent manipulation of, our gaming devices or software may give rise to claims for lost revenues and related litigation by our customers and may subject us to investigation or other action by gaming regulatory authorities, including suspension or revocation of our gaming licenses or disciplinary action. Additionally, in the event of such issues with our gaming devices or software, substantial engineering and marketing resources may be diverted from other areas to rectify the problem.

We have a material weaknesses in our internal controls over financial reporting, which could adversely affect our ability to manage and to report our financial condition, results of operations and cash flows accurately.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management conducts assessments of our internal control over financial reporting. A material weakness in our internal control over financial reporting could, among other things, adversely impact our ability to provide timely and accurate financial information. In performing our most current assessment, management identified a material weakness in our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of June 30, 2008. For a detailed description of the material weakness, see Item 9A, Controls and Procedures.

We have taken and will continue to take certain measures to strengthen our internal controls, as set forth under Item 9A, Controls and Procedures. However, additional work still remains to address the identified material weakness. If we are unsuccessful in implementing or following our remediation plan, or fail to update our internal controls as our business evolves, we may not be able to, among other things, accurately report our financial condition, results of operations, or cash flows or maintain effective disclosure controls and procedures. Any such failure could lead to, among other things, an additional SEC enforcement action, additional securities litigation and a general loss of investor confidence, any one of which could adversely affect our business and prospects.

The ongoing SEC investigation could adversely affect us.

The SEC is conducting a formal inquiry into certain matters surrounding allegations relating to the former securities class action litigation and our methods of revenue recognition. In accordance with its normal practice, the SEC has not advised us when its investigation may be concluded, and we are unable to predict the outcome of this investigation. While we are cooperating fully with the investigation, adverse developments in connection with the investigation, including any expansion of the scope of the investigation, could negatively impact us and could divert the efforts and attention of our management team from our ordinary business operations. In connection with any SEC investigation, it is possible that we will be required to, among other things, pay fines, consent to injunctions on future conduct, further restate our financial statements or suffer other penalties, any of which could have a material adverse effect on our business.

Unfavorable political developments, weak foreign economies and other foreign risks may negatively impact our financial condition and results of operations.

Our business is dependent on international markets for a portion of our revenues. As of June 30, 2008, Bally Gaming and Systems had $33.1 million of receivables, or 15% of our total receivables, from customers in foreign countries. We expect that receivables with respect to foreign sales will continue to account for a portion of our total revenues. As a result, our business in these markets is subject to a variety of risks, including:

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

Our bank loan agreement imposes significant restrictions. Failure to comply with these restrictions could result in the acceleration of a substantial portion of our debt, which we may not be able to repay or refinance. We do not expect to remain in compliance with our fixed charge coverage ratio beginning in September 2008 and we may not be able to obtain new financing on equal or better terms or obtain a waiver to cure the default.

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

In addition, our bank loan agreement requires us to maintain compliance with certain financial ratios, including a fixed charge coverage ratio and certain leverage ratios. Our ability to comply with such ratios, meet our debt service obligations or reduce our total debt is dependent upon our future performance, which may be affected by events beyond our control. There can be no assurance that we will be able to comply with such restrictions and limitations, or that they will not adversely affect our ability to finance our future operations or capital needs, or engage in other business activities that would otherwise be in our interest.

The calculation of the fixed charge coverage ratio as of the date of the end of each fiscal quarter includes as a component of the calculation of fixed charges for such period all payments of principal scheduled to be made during the subsequent twelve month period. Because the term portion of our bank loan matures as of September 2009, the calculation of the fixed charge coverage ratio for the period ending September 30, 2008 will include the entire unpaid principal amount of our term loan as a component of the calculation of fixed charges. As a result, beginning on September 30, 2008, we do not expect to remain in compliance with the fixed charge coverage ratio.

We have initiated discussions with lenders seeking to refinance the term loan and obtain a new revolving credit facility. We have also initiated discussions with our existing lenders regarding obtaining a waiver that would cure the default. While we do not anticipate significant difficulties in obtaining new financing or a waiver, because of the current conditions of the credit markets there can be no assurances that we will obtain such financing or a waiver, or that any new financing will be on equal or better terms than those of our current bank loan agreement. Any new financing may be subject to higher interest rates, may include less favorable financial ratios or may require us to agree to additional or more severe restrictions on our business activities as compared to those of our current bank loan agreement.

A breach of any of our covenants or our inability to comply with the required financial ratios under the bank loan agreement or under any replacement loan agreement could result in a default under such loan agreement. In the event of any such default, the lenders could elect to declare all borrowings outstanding under such loan agreement, together with any accrued interest and other fees, to be due and payable, as well as require us to apply all available cash to repay the amounts. If we were unable to repay the indebtedness upon its acceleration, the lenders could proceed against the underlying collateral. There can be no assurance that our assets would be sufficient to repay the amount in full, that we would be able to borrow sufficient funds to refinance the indebtedness or that we would be able to obtain a waiver to cure the default.

Virtually all of our debt is subject to variable interest rates; and therefore rising interest rates could negatively impact our business.

Borrowings under our bank loan agreement bear interest at a variable rate. In addition, we may incur other variable rate indebtedness in the future. Carrying indebtedness subject to variable interest rates makes us more vulnerable to economic and industry downturns and reduces our flexibility in responding to changing business and economic conditions. Increases in interest rates on this indebtedness would increase our interest expense, which could adversely affect our cash flows and our ability to service our debt as well as our ability to grow the business.

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

No assurance can be given that we will be able to generate the cash flows necessary to permit us to meet our fixed charges and payment obligations with respect to our debt. We could be required to incur additional indebtedness to meet these fixed charges and payment obligations. Should we incur additional debt, among other things, such increased indebtedness could:

  •
  adversely affect our ability to expand our business, market our products and make investments and capital expenditures;

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

  •
  consumers' willingness to spend money on leisure activities;

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

The provisions in our restated articles of incorporation and Nevada law could discourage or prevent a potential takeover of our Company that might otherwise result in our stockholders receiving a premium over the market price for our common stock.

Our restated articles of incorporation permit our Board of Directors to issue special shares from time to time, with such rights and preferences as they consider appropriate. Our Board of Directors could authorize the issuance of special shares with terms and conditions and under circumstances that could have an effect of discouraging a takeover or other transaction.

As a Nevada corporation, we are also subject to certain provisions of the Nevada General Corporation Law that have anti-takeover effects and may inhibit a non-negotiated merger or other business combination. These provisions are intended to encourage any person interested in acquiring us to negotiate with, and to obtain the approval of, our Board of Directors in connection with such a transaction. However, certain of these provisions may discourage a future acquisition of Bally, including an acquisition in which the stockholders might otherwise receive a premium for their shares. As a result, stockholders who might desire to participate in such a transaction may not have the opportunity to do so.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The following table sets forth information regarding our leased properties as of June 30, 2008, all of which are fully utilized unless otherwise noted* (dollars in 000s):

Location		Use	Building Square Feet	Annual Rental Payments
Bally Gaming and Systems business segment:
Domestic:
California	Temecula	Service	1,920	$9
California	Huntington Beach	Development	3,340	86
California	Pleasanton	Development	6,251	87
Delaware	Dover	Sales and Service	1,200	2
Florida	Miramar	Sales and Service; Warehouse	6,515	77
Georgia	Kennesaw	Development	4,387	110
Illinois	Naperville	Sales	1,475	22
Illinois	Tinley Park	Service	300	7
Mississippi	Biloxi	Sales and Service; Warehouse	8,288	75
New Jersey	Egg Harbor Township	Sales and Service; Development; Warehouse	40,550	489
Nevada	Reno	Sales and Service; Development; Warehouse	67,395	1,078
Nevada	Las Vegas	Development; Warehouse	210,000	1,148
New York	Chester / Campbell Hall*	Sales and Service; Warehouse	11,900	61
Oklahoma	Oklahoma City	Sales and Service; Warehouse	16,730	62
Washington	Fife / Kirkland*	Sales and Service; Warehouse	18,580	371
Puerto Rico	San Juan	Sales and Service	2,135	12
International:
Argentina	Province of Cordoba	Sales and Service; Warehouse	6,297	55
Uruguay	Montevideo	Sales and Service; Warehouse	3,272	37
England	Chestergates	Sales and Service; Development; Warehouse	1,250	40
Germany	Hanover	Sales and Service	9,687	96
France	Nice	Sales and Service; Development; Warehouse	9,138	156
India	Chennai / Bangelore	Development	76,621	903
China	Macau	Sales and Service; Development; Warehouse	17,724	148
Mexico	Mexico City	Sales and Service	720	32
Spain	Barcelona	Sales and Service	466	45

See Note 8 to the consolidated financial statements, Leases, for information as to our lease commitments with respect to the foregoing rental properties.

The following table sets forth information regarding properties owned by us as of June 30, 2008, all of which are fully utilized unless otherwise noted*. Except for the Las Vegas, NV property, each of the properties listed below is utilized in our Casino Operation business segment:

Location		Use	Building Square Feet
Nevada	Las Vegas	Administrative offices and manufacturing facility	150,000
Mississippi	Vicksburg	Casino	33,000
Mississippi	Vicksburg	Entertainment facility	20,000
Mississippi	Vicksburg	Restaurant and administrative offices	48,375
Mississippi	Vicksburg	Vacant-land	—

We believe our facilities are suitable for our needs and we have no future expansion plans that would make these properties inadequate.

We have good and marketable title in fee simple to all real property and good and marketable title to all personal property owned by us, in each case free and clear of all liens, encumbrances and defects; and any real property and buildings held under lease by us are held under valid, subsisting and enforceable leases with such exceptions as are not material and do not interfere with the use made and proposed to be made of such property and buildings by us.

ITEM 3.    LEGAL PROCEEDINGS

Litigation

In February 2005, the SEC initiated an informal inquiry and requested documents and information regarding matters related to the allegations in a class action suit brought against us and similar matters. In August 2005, the SEC notified us that its investigation had entered a formal phase, and requested additional information from the Company covering the same general areas that were addressed in the informal inquiry. Management is cooperating fully with the SEC in this matter.

In August 2004, Shuffle Master sued us in the United States District Court for the District of Nevada, alleging infringement of various patents in connection with the our MindPlay product line and seeking injunctive relief and damages in an unspecified amount. In June 2005, it was announced that IGT had acquired an interest in the patents at issue in the case, and thereafter, IGT joined the case as a plaintiff. In December 2005, the District Court issued a ruling construing the claim terms of all the patents in the suit. Cross-motions for summary judgment were filed and were heard and, on March 21, 2008, the court granted our motions, ruling that one of the two patents asserted by IGT and Shuffle Master was invalid and that Bally's products did not infringe on the other patent. This ruling disposed of IGT's and Shuffle Master's case against us. The remaining issues in the case have been resolved by a settlement among the parties and the case has been dismissed.

On December 7, 2004, IGT filed a patent infringement lawsuit against us in the United States District Court for the District of Nevada. The complaint asserts that our wheel-based games, such as Monte Carlo™, Lucky Wheel™ and Cash For Life™, our games with a reel in the top box, such as Bonus Frenzy™, and our iVIEW™ products infringe on patents held by IGT, and seeks injunctive relief and damages in unspecified amounts. We believe IGT's claims are without merit and are vigorously defending against the lawsuit. As part of our defense, we have asserted counterclaims against IGT, including claims that IGT's patents are invalid, unenforceable and not infringed, as well as several claims that IGT has engaged in anti-competitive conduct in violation of state and federal antitrust laws. By our counterclaims, we are seeking damages and other relief from IGT. IGT's motion to dismiss our antitrust claims was denied in January 2006, and in March 2007, the court denied IGT's motions for summary judgment with respect to the antitrust claims dealing with the wheel game market. The court issued its claims construction rulings in May 2007 and the parties filed assorted motions for summary judgment on November 16, 2007. Oral arguments regarding the motions were held on June 30, 2008 and August 12, 2008. At the latter hearing, the court denied IGT's motions to dismiss our antitrust counterclaims against IGT. Other motions remain pending. Trial is currently scheduled for October 2008.

In May 2006, IGT filed a patent infringement lawsuit against us in the United States District Court for the District of Delaware. The complaint asserts that our Bally Power Bonusing™ products infringe patents held by IGT, and seeks injunctive relief and damages in unspecified amounts. The court took IGT's motion for a preliminary injunction off-calendar and has set a May 2009 trial date. We believe IGT's claims are without merit and we are vigorously defending ourselves against the lawsuit.

In September 2006, we filed a patent infringement lawsuit against IGT in the United States District Court for the District of Nevada. The complaint asserts that certain of IGT's bonus wheel games infringe a patent held by us, and seeks injunctive relief and damages. IGT filed an answer generally denying the claims and has filed a motion for summary judgment, which we are opposing. In December

2007, the District Court issued a ruling construing the claim terms of the patent in the suit. No trial date has been set.

We are also a party to various lawsuits relating to routine matters incidental to our business. Management does not believe that the outcome of such litigation, including the matters above, in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (the "NYSE") under the symbol "BYI". The following table sets forth the high and low closing bid price of our common stock as reported by the NYSE for the periods indicated.

	Price Range of Common Stock
	High	Low
Fiscal Year Ended June 30, 2008
1st Quarter	$35.59	$24.37
2nd Quarter	51.98	36.15
3rd Quarter	49.67	32.09
4th Quarter	45.01	30.23
Fiscal Year Ended June 30, 2007
1st Quarter	$17.60	$14.83
2nd Quarter	20.70	17.25
3rd Quarter	23.78	17.70
4th Quarter	27.82	22.35

As of August 25, 2008, we had approximately 6,878 holders of record of our common stock.

We have never declared or paid cash dividends on our common stock. Our bank loan agreement materially limits our ability to pay dividends on our common stock, as discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 7 to the consolidated financial statements, Long-term Debt and Capital Leases. We intend to follow a policy of retaining earnings to finance the growth of our business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on our common stock will be at the sole discretion of our Board of Directors and will depend on our profitability, the terms of our bank credit agreement and our financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors the Board of Directors deems relevant.

Share Repurchases

Our Board of Directors approved a share repurchase plan under which, subject to price and market conditions, purchases of shares can be made from time to time in the open market or in privately negotiated transactions using available cash. On December 5, 2007, our Board of Directors amended the repurchase plan authorizing the repurchase of up to $10 million of our common stock. On February 5, 2008, our Board of Directors amended the repurchase plan authorizing the repurchase up to $20 million of our common stock. On February 14, 2008, our Board of Directors increased the amount of common stock authorized to be repurchased to $75 million. The repurchase plan excludes 149,253 shares of our common stock repurchased from our Chief Technology Officer (see Note 9 to the consolidated financial statements, Related Party Transactions). On August 12, 2008, the Company's Board of Directors reset the existing share repurchase plan to purchase up to $100 million of common stock. Our quarterly share repurchases under this plan, excluding treasury shares acquired in non-cash transactions related to forfeited stock awards and shares exchanged for options exercised, were as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (Per Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs
April 1 - April 30, 2008	—	—	—	$64,286,654
May 1 - May 31, 2008	52,000	$39.57	52,000	$62,228,863
June 1 - June 30, 2008	104,200	$41.52	104,200	$57,902,256

Total	156,200	$40.87	156,200

Equity Compensation Plans

The following table sets forth information as of June 30, 2008 with respect to our equity compensation plans that provide for the issuance of options to purchase our common stock:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Plan Category
Equity compensation plans approved by security holders	7,317,998	$16.33	1,670,896
Equity compensation plans not approved by security holders(2)	325,000	16.41	—

Total	7,642,998	$16.33	1,670,896

(1)
Rights include grants for Restricted Stock and Restricted Stock Units.

(2)
Options granted to certain executive officers pursuant to employment agreements as an inducement to accept employment with the Company.

Stock Performance Graph

The following graph compares our cumulative total stockholder return on its common stock for the five years ending June 30, 2008, with cumulative total return, assuming reinvestment of dividends, of (i) the S&P 500 index, (ii) the Russell 2000 index and (iii) an index of peer companies we believe are comparable in terms of their lines of business. The company peer group consists of International Game Technology, Progressive Gaming International Corp., Shuffle Master Inc. and WMS Industries Inc. The presentation assumes a $100 investment on June 30, 2003, the last trading day prior to the end of our 2003 fiscal year. We have not paid any dividends during the applicable period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Bally Technologies Inc., The S&P 500 Index,
The Russell 2000 Index And A Peer Group

*Comparison of 60 Month Cumulative Return:

	6/03	6/04	6/05	6/06	6/07	6/08
Bally Technologies Inc.	100.00	90.75	74.14	87.10	139.71	178.74
S&P 500	100.00	119.11	126.64	137.57	165.90	144.13
Russell 2000	100.00	133.37	145.96	167.24	194.73	163.19
Peer Group	100.00	155.99	124.76	160.34	166.59	109.55

ITEM 6.    SELECTED FINANCIAL DATA

The following selected statement of operations data for fiscal 2008, 2007 and 2006, and selected balance sheet data for fiscal 2008 and 2007 has been derived from the consolidated financial statements, which appear elsewhere in this Annual Report on Form 10-K. The Selected Financial Data should be read in conjunction with:

  •
  Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; and

  •
  Item 8, Financial Statements and Supplementary Data.

	Year Ended June 30,
	2008	2007	2006	2005	2004
	(in 000s, except per share amounts)
Statement of Operations Data:
Revenues	$899,691	$682,318	$541,647	$474,783	$469,703
Operating income (loss)(1)	199,193	67,003	(43,498)	(4,451)	88,836
Income (loss) from continuing operations before income taxes and minority interest	178,616	38,106	(67,300)	(19,370)	62,412
Income tax (expense) benefit	(66,793)	(10,975)	24,012	5,192	(21,104)
Minority interest	(4,616)	(4,803)	(3,907)	(3,731)	(2,309)

Income (loss) from continuing operations	107,207	22,328	(47,195)	(17,909)	38,999
Income (loss) from discontinued operations(2)	—	—	1,124	(4,654)	40,889

Net income (loss)	$107,207	$22,328	$(46,071)	$(22,563)	$79,888

Basic earnings (loss) per share:
Continuing operations	$1.97	$0.42	$(0.90)	$(0.35)	$0.78
Discontinued operations	—	—	0.02	(0.09)	0.82

Total	$1.97	$0.42	$(0.88)	$(0.44)	$1.60

Diluted earnings (loss) per share:
Continuing operations	$1.85	$0.40	$(0.90)	$(0.35)	$0.76
Discontinued operations	—	—	0.02	(0.09)	0.80

Total	$1.85	$0.40	$(0.88)	$(0.44)	$1.56

	As of June 30,
	2008	2007	2006	2005	2004
	(in 000s)
Balance Sheet Data:
Cash and cash equivalents	$66,570	$40,842	$16,425	$33,170	$154,258
Restricted cash	13,111	17,201	14,484	13,421	15,590
Working capital	253,289	164,945	130,517	125,164	257,217
Total assets	995,124	824,895	687,881	654,934	773,927
Total long term debt and capital leases, including current maturities	304,504	333,854	328,346	335,117	428,955
Total stockholders' equity	323,325	199,454	144,078	176,023	180,979

(1)
We have recorded the following significant items affecting comparability of operating income (loss):
•
Share-based compensation expense of $13.0 million, $15.1 million and $12.9 for fiscal 2008, 2007 and 2006, respectively, due to our adoption of SFAS 123R, Share Based Payment.

  •
  Depreciation expense of $15.4 million from the acceleration of depreciation of certain assets in fiscal 2006.

  •
  Impairment charges of $15.6 million and $3.6 million were recorded for fiscal 2006 and 2005, respectively.

  •
  A series of inventory write-downs of $9.2 million, $10.5 million, $14.2 million and $21.9 million were recorded for fiscal 2008, 2007, 2006 and 2005, respectively.

  •
  Restructuring charges of $3.7 million were recorded in fiscal 2005.

  •
  A loss of $12.3 million was recorded on extinguishment of debt in fiscal 2004.

(2)
We sold United Coin, the Rail City Casino and Bally Wulff during fiscal 2004. The United Coin disposition was completed on June 30, 2004, the Rail City disposition was completed on May 3, 2004 and the Bally Wulff disposition was completed on July 18, 2003. On October 14, 2004, we sold our interest in our Louisiana route operations. In March 2006, we received a settlement related to United Coin.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

We are a diversified, worldwide gaming company that designs, manufactures, distributes and operates gaming devices and computerized monitoring systems for gaming devices. In addition to selling our gaming devices, we also offer our customers a wide range of rental options. Our primary technologies include gaming devices for land-based, riverboat and Native American casinos, video lottery and central determination markets and specialized system-based hardware and software products. Our specialized system-based hardware and software products provide casinos with a wide range of marketing, data management, accounting, security and other software applications and tools to more effectively manage their operations. We also own and operate the Rainbow Casino, a dockside riverboat casino in Vicksburg, Mississippi.

We derive our revenues from the following four sources:

•	Gaming Equipment	—	Sale of gaming devices and related equipment, parts and conversion kits;
•	Gaming Operations	—	Operation of linked progressive systems, video lottery and centrally determined systems and the rental of gaming devices and content;
•	Systems	—	Sale of computerized monitoring systems and related recurring hardware and software maintenance revenue; and
•	Casino Operations	—	Operation of the Rainbow Casino.

A more detailed discussion of our business can be found under Item 1, Business.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Our accounting policies are more fully described in Note 1 to the consolidated financial statements, Description of Business and Summary of Significant Accounting Principles. Some of our accounting policies require us to make difficult, complex and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We considered the following critical accounting policies to be the most important to understanding and evaluating our financial results and require the most subjective and complex judgments made by management. We have discussed the development, selection and disclosure of our critical accounting policies and estimates with the Audit Committee of our Board of Directors. There can be no assurance that actual results will not differ from our estimates.

Revenue recognition

Our Gaming Equipment and Systems revenues are recognized in accordance with the provisions of the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 97-2 Software Revenue Recognition, as amended. Revenues are recognized when all of the following have been satisfied:

  •
  Persuasive evidence of an arrangement exists;

  •
  Delivery has occurred;

  •
  Our price or fee is fixed or determinable; and

  •
  Collectability is probable.

We offer credit terms of 120 days or less or we may grant extended credit terms under contracts of sale secured by the related equipment with interest recognized at market rates. We perform a review of contracts with extended payment terms in excess of six months to determine if there is sufficient history to conclude that we have a history of collecting under the original payment terms. We have concluded that sufficient history exists to determine collectability is probable for contracts with extended payment term of 24 months or less. Accordingly, revenue is recorded in accordance with the terms of sale for contracts with payment terms of 24 months or less, or as cash is received for contracts with payment terms in excess of 24 months. Games placed with customers on a trial basis are not recognized as revenue until the trial period ends, or the customer accepts the games and collectability is probable.

The majority of our software arrangements are time-based licenses, generally for twelve month periods, and are bundled with software maintenance and product support fees. We also license our software on a perpetual basis. Software maintenance provides customers with rights to unspecified software product upgrades, maintenance and patches released during the term of the support period. The majority of our customers purchase both software and hardware maintenance and product support when they purchase our software. In addition, substantially all customers renew these maintenance agreements annually.

We sell or license our products and services individually or under arrangements in which there are multiple elements such as a combination of gaming devices, computerized monitoring equipment, software license fees, maintenance and product support fees and consulting services. We allocate revenue to each element based upon its fair value as determined by vendor-specific objective evidence ("VSOE") of fair value, which consists of the price charged when that element is sold separately. VSOE of fair value for our software maintenance and product support fees sold with perpetual licenses are measured by the renewal rate offered to the customer, which demonstrates a consistent relationship of pricing software maintenance and product support fees as a percentage of the software license fee.

We are unable to establish VSOE of fair value for software maintenance and product support fees on our time-based license arrangements as the software maintenance and product support contractual term in these arrangements are generally the same duration as the license term. Accordingly, software license fees and products and services in multiple element arrangements bundled with time-based license arrangements are recognized ratably over the term of the arrangement.

For arrangements in which we have VSOE of fair value for all undelivered elements but not of a delivered element, we use the residual method to record revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element and is recognized as revenue. In arrangements in which we do not have VSOE of fair value of all undelivered elements, revenue is deferred until all elements are delivered, or until VSOE of fair value has been established for any remaining undelivered element. In the event the only undelivered element is maintenance and product support and VSOE of fair value does not exist, the entire arrangement fee is recognized ratably over the performance period.

Our Gaming Operations division earns recurring revenue that consists of the operation of linked progressive systems and from gaming devices, content and the related systems placed in casinos on a daily-fee or rental basis. Revenue from these sources is recognized based on the contractual terms of the arrangement and is generally based on a share of money wagered, a share of the net winnings, or on a fixed daily rental rate basis.

Gaming revenues in our Casino Operations are recognized as the net win from gaming machine operations, which is the difference between currency deposited into the devices and the payouts made to the players, less any coupons or other promotional allowances, if applicable.

The subjective and complex judgments for revenue recognition typically involve whether collectability is probable, whether fees under an arrangement are fixed or determinable and the identification of specific deliverables under multiple element arrangements. In addition, multiple elements arrangements must be analyzed to determine the relative fair value of each element, the amount of revenue to be recognized and the period and conditions under which deferred revenue should be recognized. The ability to establish VSOE of fair value for our products and services also requires judgment by management.

Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market value. Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overhead. We regularly review inventory quantities and update estimates for the net realizable value of inventories due to the subjectivity involved in projecting sales volumes, used game sales values, refurbishment costs, and product demand. This process includes examining the carrying values of new and used gaming devices, parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of our inventories, the current and projected sales levels for such products, the projected markets for such products, the costs required to sell the products, including refurbishment costs and importation costs for international shipments, and the overall projected demand for products once the next generation of products are scheduled for release.

As a result of our ongoing analysis of inventory, we recognized inventory write-downs totaling $9.2 million, $10.5 and $14.2 million during the years ended June 30, 2008, 2007 and 2006, respectively. Additional valuation charges could occur in the future as a result of changes in the factors listed above.

Leased gaming equipment

Leased gaming equipment is stated at cost and depreciated over estimated useful lives ranging from two to three and one-half years. The estimation of useful lives for our leased gaming equipment requires judgment and is based on the period of time over which we believe the assets will remain deployed. Given changes in technology, customer preferences and product demand, we review and evaluate the recoverability of our investment in such assets on a quarterly basis, as well as the estimated useful lives used to depreciate these assets.

Based on historical data indicating a compression in the length of time certain leased gaming equipment remained deployed, we re-evaluated the useful lives of the leased gaming equipment during fiscal 2006, and reduced the remaining depreciable lives for certain of our games to two years and reduced the salvage values to zero. This change in estimate was recorded prospectively, resulting in a $15.4 million charge to depreciation expense in the year ended June 30, 2006.

There is the potential for acceleration of future depreciation, or asset impairments, if certain factors were determined to have an adverse impact on our ability to realize our full investment in such assets.

Impairment of long-lived assets and goodwill

We review long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. Recoverability of long-lived assets are measured by a comparison of the carrying amount of the asset to future, net cash flows expected to be generated by the asset, undiscounted and without interest. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

We review goodwill for impairment annually at the beginning of our fourth fiscal quarter, or whenever events or circumstances indicate the carrying value may not be recoverable or warrant a revision to the estimated remaining useful life in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. We perform the impairment analysis of goodwill at a reporting unit level by comparing the fair value of a reporting unit with its carrying value, including goodwill. If the fair value is less than the carrying value, the impairment to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the fair value of the reporting unit goodwill.

We are required to make significant judgments and estimates regarding future cash flows, the determination of fair values and the identification of reporting units utilized in determining the fair value and recoverability of long-lived assets and goodwill. We believe our estimates are reasonable; however, if our estimates materially differ or factors utilized in developing our estimates change, different assumptions could materially affect our assessment of the fair value and recoverability of long-lived assets and goodwill.

During the year ended June 30, 2006, we recorded an impairment charge of $15.6 million related to certain long-lived assets. During the same period, there was no impairment charge for goodwill. During the years ended June 30, 2008 and 2007, no impairment charges related to long-lived assets and goodwill were recorded.

Share-based compensation

We account for our share-based compensation in accordance with the provisions of SFAS No. 123R, Share-Based Payment, which established accounting for equity instruments exchanged for employee services. SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized, net of estimated forfeitures, as expense over the employee's requisite service period which is generally the vesting period of the equity grant. In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107, Share-Based Payment, which provided interpretive guidance on SFAS No. 123R valuation methods, assumptions used in valuation models, and the interaction of SFAS No. 123R with existing SEC guidance.

Determining the appropriate fair value model and calculating the fair value of share-based awards requires the input of highly subjective assumptions including the expected option term and the expected volatility of our common stock over the option's expected term. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of stock options granted; however, if actual results differ significantly from these estimates, share-based compensation expense could be materially impacted.

In addition, we are required to estimate the expected forfeiture rate, and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Pre-tax share-based compensation expense was $13.0 million, $15.1 million and $12.9 million during the years ended June 30, 2008, 2007 and 2006, respectively. As of June 30, 2008, there was $19.2 million of total unrecognized compensation expense related to the unvested portion of stock options which will be recognized over the subsequent three years. In addition, as of June 30, 2008, there was $7.9 million of total unrecognized compensation expense related to the unvested portion of restricted stock and Restricted Stock Units ("RSUs") which will be recognized over the subsequent three years.

Income taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Taxes on income of our foreign subsidiaries are provided at the tax rates applicable to the tax jurisdictions in which they are located.

On July 1, 2007, we adopted FASB Interpretation ("FIN") 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, which creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Under FIN 48, we may recognize a tax benefit from an uncertain position only if it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the issue. The amount recognized in the financial statements is the largest benefit that we believe has greater than a 50% likelihood of being realized upon settlement.

We are required to make significant judgments when evaluating our uncertain tax positions and the related tax benefits. We believe our assumptions are reasonable; however, there is no guarantee that the final outcome of the related matters will not differ from the amounts reflected in our income tax provisions and accruals. We adjust our liability for uncertain tax positions based on changes in facts and circumstances such as the closing of a tax audit or changes in estimates. Our income tax provision may be impacted to the extent that the final outcome of these tax positions is different than the amounts recorded. As of June 30, 2008, our liabilities for unrecognized tax benefits totaled $22.4 million. Of this amount, $18.2 million, if recognized, would impact the effective tax rate.

The recoverability of certain deferred tax assets is based in part on estimates of future income and the timing of temporary differences, and the failure to fully realize such deferred tax assets could result in a higher tax provision in future periods. Our net deferred tax assets totaled $79.6 million and $77.9 million at June 30, 2008 and 2007, respectively. Our accrued income taxes receivable (payable) totaled $8.5 million and $(12.9) million at June 30, 2008 and 2007, respectively.

Recently issued accounting pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133. SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, though earlier application is encouraged. Accordingly, we expect to adopt SFAS No. 161 beginning in fiscal 2010. We expect that SFAS No. 161 will have an impact on accounting for derivative instruments and hedging activities once adopted, but the significance of the effect is dependent upon entering into these related transactions, if any, at that time.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and accordingly, we expect to adopt SFAS No. 160 beginning in fiscal 2010. We are currently in the process of evaluating the impact SFAS No. 160 will have on our consolidated results of operations, financial position and cash flows.

In February 2007, the FASB issued Statement SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements to facilitate comparisons between companies using different measurement attributes for similar types of assets and liabilities. The statement is effective for fiscal years beginning after November 15, 2007, and accordingly, we expect to adopt SFAS No. 159 beginning in fiscal 2009. The adoption of SFAS No. 159 is not expected to have a material impact on our consolidated results of operations, financial position and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies to existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, delaying the effective date of SFAS 157 for certain nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008, and accordingly, we expect to adopt SFAS No. 157 beginning in fiscal 2009. The adoption of SFAS No. 157 is not expected to have a material impact on our consolidated results of operations, financial position and cash flows.

Results of Operations

Our results of operations include the accounts of Bally Technologies, Inc., and its subsidiaries.

	Overall Consolidated Operating Results Year Ended June 30,
	2008	% Rev	2007	% Rev	2006	% Rev
	(dollars in millions)
Revenues	$899.7	100%	$682.3	100%	$541.6	100%
Operating income (loss)	199.2	22%	67.0	10%	(43.5)	(8)%
Income (loss) from continuing operations	107.2	12%	22.3	3%	(47.2)	(9)%
Income from discontinued operations, net of income taxes	—	—%	—	—%	1.1	—%

Net income (loss)	$107.2	12%	$22.3	3%	$(46.1)	(9)%

We report our operations in two segments:

  •
  Bally Gaming Equipment and Systems (which includes Gaming Equipment, Gaming Operations and Systems); and

  •
  Casino Operations.

Bally Gaming Equipment and Systems revenue represents approximately 95%, 93% and 91% of total revenues for fiscal 2008, 2007 and 2006, respectively. Casino Operations revenue represents approximately 5%, 7% and 9% of total revenue for fiscal 2008, 2007 and 2006, respectively. Descriptions of the fluctuations between fiscal year operations are discussed under each respective segment disclosure below.

Bally Gaming Equipment and Systems

Through our Bally Gaming Equipment and Systems segment, we are one of the leading providers of technology to the gaming industry. The Bally Gaming and Systems segment consists of three primary sub-groups: Gaming Equipment, which includes the sale of gaming devices and related equipment, parts and conversion kits; Gaming Operations, which includes the operation of wide-area progressive, video lottery and centrally determined systems and the rental of gaming devices and content; and Systems, which includes the sale and support of computerized monitoring systems.

The summary financial results and operating statistics for Bally Gaming Equipment and Systems are as follows:

	Year Ended June 30,
	2008	% Rev	2007	% Rev	2006	% Rev
	(dollars in millions)
Revenues
Gaming Equipment	$410.1	48%	$324.1	51%	$225.1	46%
Gaming Operations	236.0	28%	176.4	28%	147.0	30%
Systems	206.3	24%	134.1	21%	120.5	24%

Total revenues	$852.4	100%	$634.6	100%	$492.6	100%
Gross Margin
Gaming Equipment(1)	$182.8	45%	$117.8	36%	$42.1	19%
Gaming Operations	155.6	66%	104.6	59%	65.6	45%
Systems(1)	151.3	73%	96.4	72%	87.9	73%

Total gross margin	$489.7	57%	$318.8	50%	$195.6	40%
Selling, general and administrative	198.6	23%	169.0	27%	146.1	30%
Impairment charges	—	—%	—	—%	15.6	3%
Research and development costs	60.8	7%	51.9	8%	45.1	9%
Depreciation and amortization	14.8	2%	18.1	3%	19.4	4%

Operating income (loss)	$215.5	25%	$79.8	13%	$(30.6)	(6)%

(1)
Gross Margin from Gaming Equipment and Systems excludes amortization related to certain intangibles including core technology and license rights, which are included in depreciation and amortization.

	Year Ended June 30,
	2008	2007	2006
Operating Statistics:
New gaming devices	26,397	21,372	17,887
Original Equipment Manufacturer ("OEM") units	—	1,605	771
New unit Average Selling Price ("ASP")	$13,294	$12,617	$10,182
End of period installed base:
Gaming monitoring units installed base	312,000	295,000	261,000
Casino management systems installed base	612	578	521
Systems managed cashless games	277,000	243,000	184,000
Wide-area progressive	1,040	896	1,053
Local-area progressive	249	447	569

Total linked progressive systems	1,289	1,343	1,622
Rental and daily-fee games(1)	13,938	7,126	3,422
Video lottery systems	8,008	7,791	4,300
Centrally determined systems(1)(2)	44,229	34,799	27,437

(1)
Certain devices previously included in centrally determined systems that were converted to standalone devices have been reclassified to rental and daily-fee games.

(2)
Daily fee revenue from approximately 6,900 units included in the centrally determined systems end of period installed base total as of June 30, 2008 are currently being deferred based upon the completion of certain contractual commitments necessary to recognize the revenue under our revenue recognition policy. There were no similar deferrals as of June 30, 2007 or 2006.

Fiscal 2008 vs. Fiscal 2007

Total revenues for our Bally Gaming Equipment and Systems segment increased $217.8 million, or 34%, in fiscal 2008, when compared to fiscal 2007, as a result of the following:

Gaming Equipment Revenue.    Gaming Equipment revenue increased by $86.0 million, or 27%, to approximately $410.1 million primarily as a result of:

  •
  A 24% increase in new gaming devices recognized to 26,397 units in fiscal 2008 when compared to 21,372 units in fiscal 2007; and

  •
  A 5% increase in the ASP of new gaming devices, excluding OEM sales, as a result of product mix and price increases taking effect in the period.

Gaming Equipment Gross Margin.    Gaming Equipment gross margin increased to 45% in fiscal 2008 from 36%, in the same period last year, primarily as a result of the decrease in lower margin OEM sales and the increase in ASP, discussed above, and improved purchasing and manufacturing efficiencies due to increased volumes which allows for competitive bidding from suppliers and lower manufacturing costs due to the standardization of game platforms.

Gaming Operations Revenue.    Gaming Operations revenue increased $59.6 million, or 34%, to approximately $236.0 million primarily as a result of an increase in participation, rental and license revenue primarily from the following:

  •
  Our installed base of devices connected to our centrally determined systems (Class II, Video Lottery and iVIEW network) increased 27% from 34,799 units as of June 30, 2007, to 44,229 units as of June 30, 2008, primarily due to units added in Washington and Mexico. Excluding the approximately 6,900 units where revenue is currently being deferred due to new contractual commitments made to the customers, centrally determined games increased approximately 7% as of June 30, 2008 when compared to the same period last year;

  •
  Our installed base of rental and daily fee games, which includes premium titles such as Hot Shot Progressive™, increased 96% from 7,126 units as of June 30, 2007 to 13,938 units as of June 30, 2008 primarily due to the popularity of our premium products and conversion of older Class II devices (classified as centrally determined systems) to Class III rental and daily-fee games; and

  •
  Our installed base of video lottery systems increased 3% from 7,791 units as of June 30, 2007 to 8,008 as of June 30, 2008 primarily due to additional units deployed in Delaware.

Gaming Operations Gross Margin.    Gross margin increased to 66% in fiscal 2008 from 59% in fiscal 2007 primarily as a result of the significant gains in both rental and participation revenue which have little associated variable costs and a reduction in royalty expense related to the removal of third party games.

Revenue and gross margin from Gaming Operations in fiscal 2007 included daily fees that related to certain contracts which are currently being deferred due to new contractual commitments made to the customers. The margin on the deferred daily fees are higher than average as they are generated from transactions which require a relatively low depreciable infrastructure. Approximately $12.5 million in net daily fees generated during fiscal 2008 were deferred pending delivery of the commitments. Deferral of the daily fees associated with the contracts will continue until the commitments have been delivered.

Systems Revenue.    Systems revenue increased $72.2 million, or 54%, to approximately $206.3 million primarily as a result of continued acceptance of our products, including our iVIEW player-communication devices and Bally Power Bonusing software, and an increase in the number of go-lives during the period. Systems maintenance revenue was $41.8 million, representing an increase of $7.5 million, or 22%, in fiscal 2008 when compared to $34.3 million in the same period last year.

Systems Gross Margin.    Systems gross margin increased to 73% in fiscal 2008 from 72% in fiscal 2007 primarily as a result of an increase in maintenance revenue during the period.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $29.6 million, or 18%, in fiscal 2008, when compared to fiscal 2007. This increase is attributable to an increase in salaries and related expenses as well as an increase in bad debt expenses in fiscal 2008 when compared to fiscal 2007. Salaries and related expenses increased $22.7 million, or 18%, in fiscal 2008, when compared to the same period last year, due primarily to increases in staffing to meet growing demands of the business brought about by the 34% increase in Gaming and Systems revenue coupled with an increase in commissions and bonuses of $2.5 million related to the increase in revenue and improvements in our operating results. In addition, bad debt expense increased $3.5 million during fiscal 2008, when compared to the same period last year, due to the increase in revenue. Bad debt expense as a percentage of revenue remained under 1% in both periods.

Research and Development Costs.    Research and development costs increased $8.9 million, or 17%, in fiscal 2008, when compared to the same period last year, as a result of our increased focus on technology assets and the competitive landscape that requires a continual investment in future generations of gaming products and systems.

Depreciation and Amortization Expense.    Depreciation and amortization expense decreased $3.3 million, or 18%, in fiscal 2008, when compared to the same period last year, primarily as a result of certain assets becoming fully depreciated during the last fiscal year.

Fiscal 2007 vs. Fiscal 2006

Total revenues for our Bally Gaming Equipment and Systems segment increased $142.0 million, or 29%, in fiscal 2007, when compared to fiscal 2006, as a result of the following:

Gaming Equipment Revenue.    Gaming Equipment revenue increased by $99.0 million, or 44%, to approximately $324.1 million primarily as a result of:

  •
  A 19% increase in new gaming devices recognized to 21,372 units in fiscal 2007, when compared to 17,887 units in fiscal 2006; and

  •
  A 24% increase in the ASP of new gaming devices, excluding OEM sales, as a result of low introductory pricing in fiscal 2006 related to the roll-out of devices based on the then new ALPHA OS platform as well an increase in pricing with reduced discounts offered to our customers due to increased acceptance of our products during the year.

Gaming Equipment Gross Margin.    Gaming Equipment gross margin increased to 36% in fiscal 2007 from 19%, in fiscal 2006, primarily as a result of the increase in ASP, discussed above, and:

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

Gaming Operations.    Gaming Operations revenue increased $29.4 million, or 20%, to approximately $176.4 million primarily as a result of:

  •
  An increase of $45.2 million, or 61%, in participation and rental revenue primarily as a result of:
  •
  Our installed base of devices connected to our centrally determined systems (Class II, Video Lottery and iVIEW network) increased 27% from 27,437 units as of June 30, 2006 to 34,799 units as of June 30, 2007 primarily due to units added in Washington, Florida, Oklahoma, Texas and Wisconsin;

  •
  Our installed base of rental and daily fee games, which includes premium titles such as Hot Shot Progressive™, increased 108% from 3,422 units as of June 30, 2006 to 7,126 units as of June 30, 2007 primarily due to the popularity of our premium products; and

  •
  Our installed base of video lottery systems increased 81% from 4,300 units as of June 30, 2006 to 7,791 units as of June 30, 2007 primarily due to additions of units at raceways connected to the New York Lottery.

  •
  A decrease of $5.3 million, or 15%, in license revenue in fiscal 2007 when compared to fiscal 2006 primarily due to a decrease in daily fees generated from domestic lottery customers due to the removal of lottery systems in Iowa in May 2006 after a change in the state's law; and

  •
  A decrease in wide-area progressive revenue of $10.4 million, or 30%, due to a decrease in the installed base of games during the year, which decreased 15%, from 1,053 units as of June 30, 2006 to 896 units as of June 30, 2007 as we had focused our efforts on other new products. There was a decrease in our wide-area progressive revenue year over year due to the declining popularity of our older games.

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

Systems.    Systems revenue increased $13.6 million, or 11%, to approximately $134.1 million primarily as a result of continued acceptance of our products including our iVIEW player-communication devices. Systems maintenance revenue was $34.3 million, representing an increase of $5.3 million, or 18%, in fiscal 2007 when compared to $29.0 million in the same period last year.

Systems Gross Margin.    Systems gross margin decreased to 72% in fiscal 2007 from 73% in fiscal 2006 primarily as a result of an increase in hardware sales, which includes our iVIEW player-communication device, in proportion to other Systems revenue in fiscal 2007. Hardware sales have a higher cost of goods sold than software sales.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $22.9 million, or 16%, in fiscal 2007, when compared to fiscal 2006. This increase is attributable to an increase in salaries and related expenses as well as an increase in legal and intellectual property fees in fiscal 2007 when compared to fiscal 2006. Salaries and related expenses increased $21.8 million, or 21%, in fiscal 2007, when compared to the same period last year, due primarily to increases in staffing to meet growing demands of the business brought about by the 29% increase in Gaming and Systems revenue coupled with an increase in commissions and bonuses of $3.1 million during the period,

$1.8 million in increased share-based compensation and restricted stock amortization expense and $1.3 million in increased severance pay. In addition, there was an increase in legal and intellectual property fees of $1.8 million, or 11%, in fiscal 2007 primarily due to filing additional patents and other legal matters.

Research and Development Costs.    Research and development costs increased 15% in fiscal 2007 when compared to fiscal 2006 as a result of our focus on technology assets and the competitive landscape that requires a continual investment in future generations of gaming products and systems.

Impairment Charges.    During fiscal 2006, we recorded impairment charges of $15.6 million primarily related to intangible assets related to tradenames and other intellectual property that were no longer recoverable. In fiscal 2007, we had no similar impairment charges.

Depreciation and Amortization Expense.    Depreciation and amortization expense decreased 7% in fiscal 2007, when compared to fiscal 2006, primarily as a result of the acceleration of depreciation for certain assets during fiscal 2006, some of which became fully depreciated during the current period.

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

	Year Ended June 30,
	2008	% Rev	2007	% Rev	2006	% Rev
	(dollars in millions)
Revenue	$47.3	100%	$47.7	100%	$49.0	100%
Selling, general and administrative	8.2	17%	8.8	18%	9.7	20%
Depreciation and amortization	2.8	6%	2.9	6%	3.5	7%
Operating income	$17.5	37%	$17.9	38%	$17.3	35%
Operating statistics:
Average number of gaming devices	824		843		891
Average number of table games	10		10		12

Fiscal 2008 vs. Fiscal 2007

Casino Operations.    Revenue decreased by $0.4 million from $47.7 million in fiscal 2007 to $47.3 million in fiscal 2008. Food and beverage revenue increased due to the new restaurant which opened in June 2007 which was offset by a decrease in slot revenue. Slot revenue decreased due to a reduction in the number of gaming devices during the year and increased competition in the fourth quarter of fiscal 2008 from the completion of a competitor's expansion project which added 500 slots and the market's largest live poker room at a nearby property. In the fourth quarter, revenue decreased by $0.5 million when compared to the same period last year which accounted for the entire fiscal year over year decrease.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $0.6 million from $8.8 million in fiscal 2007 to $8.2 million in fiscal 2008 primarily as a result of continued improvements in cost reductions and decreases in advertising and promotional expenditures.

Depreciation and Amortization Expense.    Depreciation and amortization expense decreased $0.1 million in fiscal 2008 when compared to fiscal 2007 resulting from a decrease in the number of slot machines deployed and reduced capital expenditures.

Fiscal 2007 vs. Fiscal 2006

Casino Operations.    Revenue decreased by $1.3 million from $49.0 million in fiscal 2006 to $47.7 million in fiscal 2007 as a result of a decrease in gaming revenue from slot machines and table games. Revenue declined primarily due to the re-opening and expansion of the Gulf Coast casinos in fiscal 2006 after the hurricane season of 2005. During fiscal 2007, Rainbow reduced its number of slot machines by 48, or 5%.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $0.9 million from $9.7 million in fiscal 2006 to $8.8 million in fiscal 2007 primarily as a result of continued improvements in cost reductions and decreases in advertising and promotional expenditures. Marketing costs decreased with the implementation of e-Cash, a system where customers download cash incentives directly from the slot machine, reducing the historical costs associated with mailing, tracking and redeeming cards and coupons.

Depreciation and Amortization Expense.    Depreciation and amortization expense decreased $0.6 million resulting from a decrease in the number of slot machines deployed and reduced capital expenditures.

Parent Company

The summary financial results of Bally Technologies, Inc., our parent entity, are set forth below. These results also include certain other income and expenses that are otherwise not allocated to a specific business segment.

	Year Ended June 30,
	2008	2007	2006
	(dollars in millions)
General and administrative	$32.5	$29.3	$28.8
Depreciation and amortization	1.3	1.4	1.4

Operating loss	$33.8	$30.7	$30.2
Other income (expense):
Interest income	3.8	3.0	3.5
Interest expense	(26.9)	(33.5)	(27.5)
Other, net	2.5	1.6	0.2

Total other expense	$(20.6)	$(28.9)	$(23.8)
Income tax benefit (expense)	$(66.8)	$(11.0)	$24.0
Minority interest	$(4.6)	$(4.8)	$(3.9)

Fiscal 2008 vs. Fiscal 2007

General and Administrative Expenses.    General and administrative expenses increased $3.2 million, or 11%, in fiscal 2008, when compared to the same period last year, primarily as a result of an increase in payroll and related expenses of $2.7 million, or 20%, in fiscal 2008, when compared to the same period last year. The increase in payroll and related expenses was primarily due to increases in accruals related to our bonus plan of $4.3 million in fiscal 2008, when compared to the same period last year, due to improvements in revenue, operations and financial results, and a decrease of $1.7 million in share-based compensation expense during the same period. Although our filings were also delayed in fiscal 2007, there was also an increase in accounting fees of $3.4 million, or 47%, due to the timing of our

SEC filings during fiscal 2008. In addition to our quarterly filings for fiscal 2008, we filed our fiscal 2007 third quarter Form 10-Q and fiscal 2007 10-K on November 2, 2007 and our Form 10-K/A and Proxy on January 14, 2008. These additional expenses were offset by a gain of $2.7 million related to the MindPlay settlement (see Note 9 to the consolidated financial statements, Related Party Transactions).

Other Income (Expense).    Other expense decreased $8.3 million, or 28%, in fiscal 2008, when compared to the same period last year, primarily as a result of a decrease in interest expense due to lower rates and a reduction in the amount of debt outstanding. In addition, in fiscal 2007, we executed amendments to the bank loan agreement governing our revolving credit facility and our term loan (the "Loan Agreement") and paid combined administrative fees of $2.2 million which was recorded as interest expense during the prior period.

Income Tax Benefit (Expense).    The effective income tax rate for fiscal 2008 was 37.4% compared to 28.8% for fiscal 2007. The effective tax rate for fiscal 2007 reflected the retroactive reinstatement of the research and development income tax credit of approximately $1.1 million. Additionally, the effective tax rate for fiscal 2008 only reflects a half year benefit from the research and development income tax credit as a result of the credit lapsing in December 2007. During fiscal 2008 we implemented FASB FIN 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.

Minority Interest.    Minority interest in fiscal 2008, when compared to fiscal 2007, decreased due primarily to a reduction in earnings from certain variable interest entities and from the partnership interest in Rainbow Casino.

Fiscal 2007 vs. Fiscal 2006

General and Administrative Expenses.    General and administrative expenses in fiscal 2007 increased $0.5 million, or 1%, primarily as a result of an increase in accrued bonuses of $3.4 million in fiscal 2007, when compared to fiscal 2006, due to revenue growth and operating income, and a decrease in consulting fees of $1.6 million in fiscal 2007 when compared to fiscal 2006 due to the completion of certain projects during fiscal 2006.

Other Income (Expense).    Other expense increased $5.1 million, or 21%, as a result of an increase in interest expense of $6.0 million in fiscal 2007 when compared to fiscal 2006. This was due to higher interest rates on notes outstanding as well as $2.2 million in fees incurred due to amendments to the Loan Agreement. Virtually all of our debt is based on a variable interest rate; therefore, future interest rate expense will be impacted by changes in LIBOR, which is the base rate for the majority of our interest payments.

Income Tax Benefit (Expense).    The effective income tax rate for fiscal 2007 was 28.8% compared to 35.7% for fiscal 2006. The effective tax rate for the fiscal year 2007 was impacted by the retroactive reinstatement in December 2005 of approximately $1.1 million in research and development income tax credits.

Minority Interest.    Minority interest in fiscal 2007, when compared to fiscal 2006, increased primarily due to increased earnings from certain variable interest entities and from the partnership interest in Rainbow Casino.

Significant Items Affecting Comparability

Certain significant items affect the comparability of financial statements for fiscal 2008, 2007 and 2006, which are discussed below.

Impairment charges:    During our review of intangible assets for impairment in fiscal 2006, we determined that certain finite and indefinite lived intangible assets had become impaired. Consequently, we recorded an impairment charge in fiscal 2006 of $15.6 million.

Depreciation expense on leased gaming equipment:    During the second quarter of fiscal 2006, we re-assessed the estimated useful life and salvage values for certain gaming equipment. This reassessment resulted in a reduction of both the useful lives and salvage value of these assets and a $15.4 million increase in depreciation expense charged to the cost of gaming operations during fiscal 2006.

Discontinued Operations:    In March 2006, in a case involving United Coin, formerly owned by us, the U.S. Court of Appeals for the Ninth Circuit awarded United Coin approximately $1.1 million in damages, fees, and costs in a contract dispute with a customer. Under the terms of the 2004 sale of United Coin, we retained the right to continue to prosecute the case and to receive any judgment or other award. In May 2006, the customer paid a total of $1.7 million in satisfaction of the award.

Financial Condition and Liquidity

Selected balance sheet accounts are as follows:

			Increase (decrease)
	June 30, 2008	June 30, 2007
			Amount	%
	(dollars in 000s)
Cash and cash equivalents	$66,570	$40,842	$25,728	63%
Total long-term debt and capital leases	$304,504	$333,854	$(29,350)	(9)%
Total current assets	$547,687	$421,883	$125,804	30%
Total current liabilities	294,398	256,938	37,460	15%

Net working capital	$253,289	$164,945	$88,344	54%

As of June 30, 2008, we had $66.6 million in consolidated cash and cash equivalents which included approximately $3.5 million of cash utilized in our Casino Operations segment that is held in vaults, cages or change banks. Pursuant to various state gaming regulations, certain cash accounts are maintained to ensure availability of funds to pay wide-area progressive jackpot awards in installments rather than in one lump sum. As of June 30, 2008 and 2007, these accounts had an aggregate value of approximately $13.1 million and $17.2 million, respectively, which are classified as restricted cash on the consolidated balance sheets. In addition, we purchase U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive winnings as annual or weekly installment payments. These securities are included in restricted long-term investments in the accompanying consolidated balance sheets, and as of June 30, 2008 and 2007 totaled $10.5 million for both periods.

Our net working capital increased $88.3 million for the year ended June 30, 2008. Key factors related to the working capital increase included a $25.7 million increase in cash and cash equivalents, a $43.7 million increase in net accounts and notes receivable, a $13.1 million increase in inventory and a $22.2 million increase in deferred cost of revenue offset by an increase of $35.6 million in deferred revenue.

Our debt structure consists primarily of a term loan facility and a $75.0 million revolving credit facility, which is limited by a current leverage ratio and debt owed to related parties. The revolving credit facility is further restricted to the extent of outstanding letters of credit. Outstanding letters of credit, which mature in August 2008 and are not required to be replaced, were $24.3 million at June 30, 2008 which reduced availability under the revolving credit facility to approximately $50.7 million. The revolving credit facility matures in September 2008. There were no amounts outstanding under our revolving credit facility as of June 30, 2008.

The term loan requires principal reductions of approximately 1.0% per annum paid quarterly, with a balloon payment due in September 2009. As of June 30, 2008, the term loan had an interest rate of 7.36% based on LIBOR plus 3.00%.

The Loan Agreement contains a number of maintenance and other significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness or issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of our subsidiaries, engage in mergers or acquisitions or certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities.

The financial covenants under the Loan Agreement include of a leverage ratio, a fixed charges coverage ratio, and a minimum of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") (as that term is defined in the Loan Agreement). The leverage ratio is computed as total average debt outstanding during the quarter divided by the trailing twelve months EBITDA, excluding certain cash and non-cash charges, and is further adjusted to remove EBITDA from discontinued operations at the time those operations are sold. Our leverage ratio as of June 30, 2008 was 1.17 times versus the covenant maximum of 3.50 times. The fixed charges coverage ratio is computed as EBITDA, adjusted for both the trailing twelve months capital expenditures and cash taxes paid, divided by the trailing twelve months interest charges plus all payments of principal scheduled to be made during the subsequent twelve month period. Our fixed charges coverage ratio as of June 30, 2008 was 3.51 times versus the covenant minimum of 2.00 times. We were in compliance with all financial covenants as of June 30, 2008.

The calculation of the fixed charge coverage ratio as of the date of the end of each fiscal quarter includes as a component of the calculation of fixed charges for such period all payments of principal scheduled to be made during the subsequent twelve month period. Because the term portion of our bank loan matures as of September 2009, the calculation of the fixed charge coverage ratio for the period ending September 30, 2008 will include the entire unpaid principal amount of our term loan as a component of the calculation of fixed charges. As a result, we do not expect to remain in compliance with the fixed charge coverage ratio.

We have initiated discussions with lenders seeking to refinance the term loan and obtain a new revolving credit facility. We have also initiated discussions with our existing lenders regarding obtaining a waiver that would cure the default. While we do not anticipate significant difficulties in obtaining new financing or a waiver, because of the current conditions of the credit markets there can be no assurances that we will obtain such financing or a waiver, or that any new financing will be on equal or better terms than those of our current Loan Agreement. Any new financing may be subject to higher interest rates, may include less favorable financial ratios or may require us to agree to additional or more severe restrictions on our business activities as compared to those of our current Loan Agreement.

A breach of any of our covenants or our inability to comply with the required financial ratios could result in a default under the Loan Agreement. In the event of any such default, the lenders could elect to declare all borrowings outstanding under the Loan Agreement, together with any accrued interest and other fees, to be due and payable. If we were unable to repay the indebtedness upon its acceleration, the lenders could proceed against the underlying collateral. There can be no assurance that our assets would be sufficient to repay the amount in full, that we would be able to borrow sufficient funds to refinance the indebtedness or that we would be able to obtain a waiver to cure the default.

In October 2006, we executed an amendment to the Loan Agreement, which, among other things, (i) extended the due date for the delivery of our audited financial statements for the fiscal year ended June 30, 2006 to December 31, 2006, (ii) provided that we deliver our quarterly reports on Form 10-Q for the fiscal quarters ended September 30, 2005, December 31, 2005 and March 31, 2006 no later than December 31, 2006, (iii) modified the definition of EBITDA to exclude up to $10 million of certain cash charges and (iv) clarified that the definition of EBITDA includes interest income on trade receivables. In exchange for the concessions granted under the amendment, we paid an administrative fee of $1.0 million, which was expensed during fiscal 2007.

In December 2006, we executed an additional amendment to the Loan Agreement, which extended the due date for the delivery of our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2006 and our audited financial statements for the fiscal year ended June 30, 2006 to March 15, 2007. In exchange for the concessions granted under the amendment we paid an administrative fee of $1.2 million, which was expensed during fiscal 2007.

In March 2007, we executed an additional amendment to the Loan Agreement, which (i) increased the limit of all outstanding letters of credit from $20.0 million to $35.0 million, (ii) increased the limit of all indebtedness and contingent obligations with respect to performance bonds from $20.0 million to $35.0 million, and (iii) permitted liens on cash equivalents securing indebtedness. In exchange for the concessions granted under the amendment, we paid an administrative fee of $0.1 million, which was expensed during fiscal 2007.

Management believes that cash flows from current operating activities together with the refinancing of the existing loan agreement will provide us with sufficient capital resources and liquidity to operate our business for at least the next 12 months.

While we do not anticipate significant difficulties in obtaining new financing or obtaining a waiver, because of the current conditions of the credit markets there can be no assurances that we will obtain such financing or a waiver, or that any new financing will be on equal or better terms than those of our current bank loan agreement. In addition, if we breach any of our covenants or are unable to comply with the required financial ratios under our Loan Agreement or under any replacement loan agreement, the lenders could elect to declare all borrowings outstanding under the Loan Agreement or the new loan agreement, together with any accrued interest and other fees, to be due and payable, as well as require us to apply all available cash to repay the amounts. See Item 1A, Risk Factors for a discussion of the risks associated with the maturity of our revolving credit facility as well as non-compliance with certain of our debt covenants under our Loan Agreement.

At June 30, 2008, we had no material commitments for capital expenditures.

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

Cash flows provided by operating activities increased $42.6 million to $68.1 million in fiscal 2008, from $25.5 million in fiscal 2007. The fiscal 2008 increase in cash flows provided by operating activities was primarily the result of an increase in net income from $22.3 million in fiscal 2007 to $107.2 million in fiscal 2008 as a result of the increase in revenue and the improvement in operating margin during the period.

Cash used for the purchase of inventory, which is included in cash flows from operating activities, was $92.7 million in fiscal 2008 as compared to $92.4 million in fiscal 2007. We only have one process to procure raw materials for the assembly of both inventory and leased gaming equipment. The materials requisition planning process considers the number of devices we expect to build for sale and for use in our gaming operations division during a particular period, but we do not separately earmark purchases for leased gaming equipment. Without such an earmarking process, we are unable to determine whether the parts used to construct leased gaming equipment during a particular period came from inventory on hand at the beginning of the period or was constructed from inventory procured during the period of deployment, thus requiring the expenditure of cash. As a result of our inability to separately identify the cash flows associated with the construction of leased gaming equipment, we have included all additions to leased gaming equipment as a change in inventory under cash used in operating activities. During fiscal 2008 we transferred $79.1 million from inventory to leased gaming equipment compared to $66.3 million in fiscal 2007.

Cash flows used in investing activities totaled $26.4 million in fiscal 2008 as compared to $27.0 million in fiscal 2007 as a result of:

  •
  Capital expenditures of $18.3 million in fiscal 2008 as compared to $20.3 million in fiscal 2007;

  •
  Investment in core technology assets of $8.5 million in fiscal 2008; and

  •
  Decrease in restricted cash and investments of $4.2 million in fiscal 2008 as compared to a increase of $2.5 million in fiscal 2007.

Cash used in financing activities totaled $17.2 million in fiscal 2008 as compared to cash provided by financing activities of $25.8 million in fiscal 2007 as a result of:

  •
  Principal payments on capital leases and other long term debt totaling $28.1 million in fiscal 2008 as compared to $14.6 million in fiscal 2007. We made an unscheduled $15.0 million payment to pay down the term loan facility and entered into an agreement with the former principals of MindPlay to settle the note payable, accrued interest and certain other related liabilities for $1.8 million (see Note 9 to the consolidated financial statements, Related Party Transactions) during fiscal 2008;

  •
  Cash provided from exercise of stock options of $21.8 million in fiscal 2008 as compared to $15.5 million in fiscal 2007;

  •
  Purchase of an aggregate of 586,593 outstanding shares of common stock for $23.1 million in fiscal 2008. Specifically, in November 2007, we repurchased 149,253 shares of common stock for $6.0 million from Robert Luciano, our Chief Technology Officer (see Note 9 to the consolidated financial statements, Related Party Transactions), and 436,200 shares of common stock were purchased for approximately $17.1 million on the open market pursuant to our share repurchase program;

  •
  Excess tax benefits from the exercise of stock options of $12.3 million in fiscal 2008 as compared to $2.6 million in fiscal 2007; and

  •
  Cash proceeds from the sale and lease-back of certain equipment for Yonkers Raceway of $22.3 million during fiscal 2007.

Contractual Commitments

We are committed to make future payments pursuant to various contracts and agreements. A summary of those contractual obligations existing as of June 30, 2008, grouped according to the periods in which such payments are due, is as follows:

	Payments Due By Period
	Less than year	1-3 years	3-5 years	More than years	Total
	(in 000s)
Debt:
Term loan facility(1)	$3,330	$286,223	$—	$—	$289,553
Revolving credit facility(2)	—	—	—	—	—
Subordinated debt(3)	2,800	2,800	—	—	5,600
Capital leases(4)	6,944	2,318	—	—	9,262
Other debt	89	—	—	—	89
Estimated interest payments(5)	23,210	11,400	—	—	34,610

	36,373	302,741	—	—	339,114
Other commitments:
Operating leases(6)	6,318	6,052	2,308	—	14,678
Purchase commitments(7)	7,040	—	—	—	7,040
Jackpot liabilities (8)	13,614	—	—	—	13,614
Employment agreements(9)	1,338	584	—	—	1,922

Total commitments	$64,683	$309,377	$2,308	$—	$376,368

(1)
The Loan Agreement requires principal payments of $3.5 million per year with the balance due in September 2009. A breach of any of our covenants or our inability to comply with the required financial ratios could result in a default under the Loan Agreement. In the event of any such default, the lenders could elect to declare all borrowings outstanding under the Loan Agreement, together with any accrued interest and other fees, to be due and payable.

(2)
There were no amounts outstanding on the $75.0 million revolving credit facility as of June 30, 2008.

(3)
Represents principal payments under subordinated promissory notes payable related to the acquisition of SDG (see Note 9 to the consolidated financial statements, Related Party Transactions).

(4)
Consists of various three-year capital leases for property and equipment at an overall average annual interest rate of 9.11%.

(5)
Our debt is virtually all variable rate, which means that it is tied to LIBOR. Therefore, we computed the estimated future interest payments for our total debt outstanding based on the average interest rate in effect as of June 30, 2008 of 7.36%.

(6)
Consists of operating leases for our facilities and office equipment, less sublease income, that expire at various times through fiscal 2013.

(7)
Consists of a commitment to purchase components related to the production of gaming devices. No purchases were made under the commitment during fiscal 2008.

(8)
Represents amounts payable to future jackpot winners on our wide-area progressive systems.

(9)
We have employment agreements with most of our employees with positions of Vice President or above. These agreements generally provide for an initial rate of pay and other general employment terms. Some include post-employment non-compete provisions and the terms of the severance benefits generally range from three to twelve months salary continuation with similar non-compete periods. Almost all such agreements contain language that the employee is still an "at will" employee, and as such can be terminated at anytime subject to the individual termination provisions. The only multi-year employment arrangements are with Richard Haddrill, our CEO, and Robert Caller, our CFO.

As of June 30, 2008, we had a liability for unrecognized tax benefits of $22.4 million. We cannot make a reasonable estimate of the period of cash settlement for the liability for unrecognized tax benefits. See Note 12 to the consolidated financial statements, Income Taxes, for a further discussion on our income tax positions.

Our long-term debt is virtually all floating rate, and therefore, future interest payments will be impacted by future LIBOR rate changes as well as the balance of debt outstanding in those future periods. Interest expense for fiscal 2008 totaled $26.9 million.

Off Balance Sheet Arrangements

We are party to financial instruments with off-balance sheet risk, such as performance bonds and other guarantees not reflected in our balance sheet that arise in the normal course of business. However, such off balance sheet arrangements are not reasonably likely to have an effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of June 30, 2008, we had total debt of approximately $304.5 million, consisting primarily of the $289.6 million term loan facility, $5.6 million in related party debt (see Note 9 to the consolidated financial statements, Related Party Transactions) and $9.3 million in capital lease and other obligations. The interest rate for the term loan is variable, based on LIBOR and resets every six months. The related party debt is variable and is based on LIBOR. If the LIBOR rates were to increase or decrease by 100 basis points, with all other factors remaining constant, earnings would decrease or increase by approximately $3.0 million annually on a pre-tax basis.

Foreign Currency Exchange Rate Risk

Our foreign subsidiaries generally use their domestic currency as their functional currency. A 10% fluctuation in the exchange rates of these currencies against the U.S. dollar would result in a corresponding change in earnings reported in the consolidated group of approximately $1.3 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, including the notes thereto, and supplementary financial information are listed in Item 15, Exhibits and Financial Statement Schedules, and are included after the signature page hereto beginning at page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, as of the end of the period covered by this report.

Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2008, our disclosure controls and procedures were not effective due to an existing material weakness in our internal control over financial reporting as discussed below under "Management's Report on Internal Control Over Financial Reporting."

While management has concluded that we have a material weakness related to internal control over financial reporting, we have devoted a significant amount of time and resources to the analysis of the financial statements contained in this report and have remediated certain material weaknesses carried forward from the prior year as discussed below under "Remediation and Changes in Internal Control Over Financial Reporting." Accordingly, management believes that the financial statements included in this report fairly present in all material respects, our financial condition, results of operations and cash flows.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected or that judgments in decision-making are not based on faulty input.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of an issuer's financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that:

  •
  pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, the application of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate.

Management evaluated the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of June 30, 2008. Our assessment identified deficiencies that were determined to be a material weakness.

A material weakness is a control deficiency, or combination of control deficiencies, over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The specific material weakness identified by management as of June 30, 2008 is described as follows:

Ineffective controls related to the operating effectiveness of revenue recognition.    As a result of a material weakness in internal control over financial reporting previously communicated in Management's Report on Internal Control Over Financial Reporting in our Annual Report on Form 10-K for the year ended June 30, 2007, during our fourth quarter we designed and implemented controls related to revenue recognition. Such changes and controls are outlined below under "Remediation and Changes in Internal Control Over Financial Reporting."

As of June 30, 2008, we continued to have a material weakness related to the operating effectiveness of revenue recognition controls as the newly implemented controls have not been operating for a sufficient period of time to be considered effective. Specific controls that we believe are not effective as of June 30, 2008, include: (i) the effectiveness of our policies and guidelines pertaining to the identification and communication by our sales organization of all terms of customer arrangements relevant to revenue recognition, (ii) the effectiveness of controls over reviews of changes to standardized contract language and timely communication of non-standard contract terms as it relates to revenue recognition, (iii) the effectiveness of controls over the accumulation of vendor specific objective evidence of fair value for undelivered software elements and identification of elements for which such analysis is required, and (iv) the effectiveness of our review of customer parts orders associated with systems sales prior to shipment for terms or conditions that may impact revenue recognition.

Deloitte & Touche LLP, an independent registered public accounting firm, audited our consolidated financial statements included in this Annual Report on Form 10-K and that firm's report on our internal control over financial reporting is set forth below.

Remediation and Changes in Internal Control Over Financial Reporting

In Item 9A of our June 30, 2007 Form 10-K, management reported that material weaknesses existed in our internal controls over financial reporting as of June 30, 2007. During the current fiscal year, we designed and implemented new controls to address these material weaknesses. The following summarizes our remediation efforts during the year and changes in internal control over financial reporting during the current quarter related to each of the previously reported material weaknesses.

Revenue Recognition.    We have designed and implemented changes to our controls related to the recognition of revenue to capture and analyze the terms and conditions of all game and system contracts and agreements, and to determine that collectability was probable at the time of sale in order to ensure the proper recording of revenue. For parts sales, we designed and implemented controls to ensure that the terms of shipments and sales were captured and accounted for in accordance with the terms of the sale agreements, contracts, or shipping documents.

Specific remediation activities and changes in internal control for revenue recognition included the following:

  •
  Published new revenue recognition guidelines and conducted training of our sales personnel on the application of such guidelines.

  •
  Enhanced the review and analysis of our deferred revenue balances and changes thereto.

  •
  Added additional qualified revenue accounting resources and designed a contract review process based on complexity of transactions.

  •
  Implemented a new customer credit policy to facilitate management's assessment as to the probability of collection for sales transactions.

  •
  Implemented procedures to increase the standardization of contract language as well as enhanced the controls over reviews of changes to this standardized language as it relates to revenue recognition.

  •
  Redesigned the sales contract administration process to improve the completeness of our contract review as it relates to revenue recognition.

  •
  Redesigned the customer order entry process so that customer orders are reviewed prior to shipment by finance for collectability and terms or conditions that may impact revenue recognition.

  •
  Designed and implemented changes to the parts and systems sales processes to address completeness and timeliness of shipping, billing and go-live activities consistent with the terms of sale agreements, contracts and shipping documents.

Inventory Existence and Valuation.    We designed and implemented additional controls related to the existence and valuation of inventory. Specific remediation activities and changes in internal control included the following:

  •
  Implemented a new warehouse management system with automated workflow procedures to address the timely and accurate recording of raw materials, a review process to monitor product cost accuracy and returns to stock of unused parts prior to closing production work orders and enhancements to the periodic physical inventory count procedures.

  •
  Improved the process for timely review and analysis of differences between the general ledger and perpetual inventory system.

Adequacy of Personnel Resources to Perform Analytical Review Procedures.    We hired additional qualified personnel to analyze revenue and expenditure activities for proper classification of amounts in the consolidated statements of operations and statements of cash flows. Specific remediation activities and changes in internal control included the following:

  •
  Strengthened policies and procedures surrounding changes to significant financial processes including underlying systems and applications.

  •
  Deployed additional qualified accounting staff and consultants in the areas of inventory and cost accounting, financial analysis and process improvement.

  •
  Reorganized the finance department to better align monitoring and analytical activities with the Company's core business unit activities.

  •
  Enhanced the financial closing process by adding new analytical processes and procedures.

In light of the above, management concluded that there have been changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bally Technologies, Inc.
Las Vegas, Nevada

We have audited Bally Technologies, Inc. and subsidiaries' (the "Company") internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:

As of June 30, 2008, the Company had a material weakness condition related to the operating effectiveness of revenue recognition controls. Specific controls that were not effective include: (i) the effectiveness of policies and guidelines pertaining to the identification and communication by the Company's sales organization of all terms of customer arrangements relevant to revenue recognition, (ii) the effectiveness of controls over reviews of changes to standardized contract language and timely communication of non-standard contract terms as it relates to revenue recognition, (iii) the effectiveness of controls over the accumulation of vendor specific objective evidence of fair value for undelivered software elements and identification of elements for which such analysis is required, and (iv) the effectiveness of the Company's review of customer parts orders associated with systems sales prior to shipment for terms or conditions that may impact revenue recognition.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2008, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2008, of the Company and our report dated August 28, 2008, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph for the adoption of new accounting standards relating to share-based payment and uncertain tax positions.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
August 28, 2008

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2008.

ITEM 11.    EXECUTIVE COMPENSATION

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2008.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2008, except that the information required with respect to our equity compensation plans is set forth under Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2008.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2008.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report on Form 10-K:

1.
Financial Statements:
•
Report of Independent Registered Public Accounting Firm

•
Consolidated Balance Sheets as of June 30, 2008 and 2007

•
Consolidated Statements of Operations for the Years Ended June 30, 2008, 2007 and 2006

•
Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2008, 2007 and 2006

  •
  Consolidated Statements of Cash Flows for the Years Ended June 30, 2008, 2007 and 2006

  •
  Notes to consolidated financial statements

2.
Financial Statement Schedules: Schedule II—Valuation and Qualifying Accounts for the years ended June 30, 2008, 2007 and 2006

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
3.3
Alliance Gaming Corporations Certificate of Increase in Number of Authorized Shares of Common Stock dated April 16, 2002, filed on December 21, 2007 as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007, of Bally Technologies, Inc., and incorporated herein by reference.
3.4
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

Exhibit Number	Description
10.3	Amendment No. 2 dated December 10, 2004 Loan Agreement, dated as of September 5, 2003 among Alliance Gaming Corporation, the various lenders named therein, Bank of America, N.A. as Administrative Agent, CIBC World Markets Corp., as Syndication Agent and Wells Fargo Bank, N.A., as Documentation Agent, filed on December 15, 2004 as Exhibit 10.1 to the Current Report on Form 8-K of Alliance Gaming Corporation, and incorporated by reference.
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
10.10*
Bally Technologies, Inc. Amended and Restated 2001 Long Term Incentive Plan, filed on March 11, 2008 as Exhibit 4.5 to the Registration Statement on Form S-8 (File No. 333-149637) of Bally Technologies, Inc., and incorporated herein by reference.
10.11*
Restricted Stock Agreement by and between Alliance Gaming Corporation and Richard Haddrill, dated as of December 22, 2004, filed as Exhibit 10.9 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.
10.12*
Bally Technologies, Inc. Employee Stock Purchase Plan, filed on March 11, 2008 as Exhibit 4.8 to the Registration Statement on Form S-8 (File No. 333-149637) of Bally Technologies, Inc. and incorporated herein by reference.
10.13*	Form of Stock Option Agreement, filed as Exhibit 10.11 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.

Exhibit Number	Description
10.14*	Form of Director Stock Option Agreement, filed as Exhibit 10.12 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.
10.15*

Form of Director Stock Option Agreement dated June 13, 2005, filed as Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.
10.16
Casino Management Agreement, dated as of October 28, 1993, among Rainbow Casino Partnership—Vicksburg, L.P., Mississippi Ventures, Inc. and The Rainbow Casino Corporation, filed as Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.
10.17
Second Amended and Restated Agreement of Limited Partnership, dated as of March 29, 1995, by and between United Gaming Rainbow and The Rainbow Casino Corporation, filed as Exhibit 10.15 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.
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
10.21*
Agreement between Alliance Gaming Corporation and David Robbins dated July 1, 2004, filed on July 6, 2004 as Exhibit 10.3 to the Current Report on Form 8-K of Alliance Gaming Corporation, and incorporated herein by reference.
10.22
Prepayment Agreement, dated as of June 28, 2005 by and among Alliance Gaming Corporation, Robert Luciano, Jr. and Robert Luciano, Jr. as trustee of the Robert Luciano Family Trust dated February 27, 1995, filed as Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.
10.23*
Employment Agreement between Alliance Gaming Corporation and Richard Haddrill, dated as of June 30, 2004, filed on July 6, 2004 as Exhibit 10.1 to the Current Report on Form 8-K of Alliance Gaming Corporation, and incorporated herein by reference.
10.24*
Amendment dated December 22, 2004, to the Employment Agreement by and between Alliance Gaming Corporation and Richard Haddrill, filed on February 9, 2005 as Exhibit 10.40 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference.

Exhibit Number	Description
10.25*	Second Amendment to Employment Agreement by and between Alliance Gaming Corporation and Richard Haddrill, effective as of June 13, 2005, filed as Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.
10.26*

Form of Third Amendment to Haddrill Employment Agreement dated June 20, 2006, by and between Bally Technologies, Inc. and Richard Haddrill, filed on June 22, 2006 as Exhibit 10.2 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.
10.27*
Fourth Amendment to Haddrill Employment Agreement dated February 13, 2008, by and between Bally Technologies, Inc. and Richard Haddrill, filed on February 14, 2008 as Exhibit 10.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.
10.28*
Amended and Restated Employment Agreement, effective April 24, 2001, between Alliance Gaming Corporation and Robert L. Miodunski, filed on September 27, 2001 as Exhibit 10.30 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001, and incorporated herein by reference.
10.29*
Separation and Consulting Agreement dated as of June 30, 2004 by and between Alliance Gaming Corporation and Robert L. Miodunski, filed on July 6, 2004 as Exhibit 10.2 to the Current Report on Form 8-K of Alliance Gaming Corporation, and incorporated herein by reference.
10.30*
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
10.33*
Second Amendment dated May 16, 2008 to Employment Agreement by and between Bally Technologies, Inc. and Robert Luciano, filed on May 21, 2008 as Exhibit 10.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.
10.34*
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

Exhibit Number	Description
10.36*	Separation Agreement by and between Bally Technologies, Inc. and Robert L. Saxton, dated June 14, 2006, filed on June 15, 2006 as Exhibit 10.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.
10.37*

Letter Agreement dated June 19, 2006, by and between the Company and Michael Gavin Isaacs, filed on June 22, 2006 as Exhibit 10.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.
10.38
Separation Agreement by and between the Company and Mark Lipparelli, dated March 8, 2007, filed on March 27, 2007 as Exhibit 10.1 to the Current Report on Form 8-K of Bally Technologies, Inc. and incorporated herein by reference.
10.39	Stock Purchase Agreement by and among Robert Luciano and Bally Technologies, Inc. date September 10, 2007.
21#	Subsidiaries of the Registrant
23.1#	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1#	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).
31.2#	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).
32.1#	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2#	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*
Denotes management contract or compensatory plan or arrangement.

#
Filed herewith.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLY TECHNOLOGIES, INC. DATED: August 29, 2008
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

Name	Title	Date

/s/ RICHARD M. HADDRILL Richard M. Haddrill	Chief Executive Officer (Principal Executive Officer), and Director	August 29, 2008
/s/ ROBERT C. CALLER Robert C. Caller	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	August 29, 2008
/s/ NEIL P. DAVIDSON Neil P. Davidson	Vice President, Chief Accounting Officer (Principal Accounting Officer)	August 29, 2008
/s/ JACQUES ANDRÉ Jacques André	Director	August 29, 2008
/s/ ROBERT L. GUIDO Robert L. Guido	Director	August 29, 2008
/s/ DAVID ROBBINS David Robbins	Director and Chairman of the Board	August 29, 2008
/s/ KEVIN VERNER Kevin Verner	Director	August 29, 2008

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bally Technologies, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Bally Technologies, Inc. and subsidiaries (the "Company") as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2008. Our audits also included the financial statement Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended June 30, 2008. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bally Technologies, Inc. and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on July 1, 2005, and Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on July 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 28, 2008, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
August 28, 2008

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2008 AND 2007

	2008	2007
	(in 000s, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$66,570	$40,842
Restricted cash	13,111	17,201
Accounts and notes receivable, net of allowances for doubtful accounts of $12,055 and $8,481	215,762	172,060
Inventories	94,238	81,151
Income tax receivable	8,534	—
Deferred income tax assets	68,816	59,486
Deferred cost of revenue	58,983	36,744
Other current assets	21,673	14,399

Total current assets	547,687	421,883

Restricted long-term investments	10,469	10,455
Long-term receivables	10,653	9,840
Property, plant and equipment, net	71,107	75,623
Leased gaming equipment	101,280	67,965
Goodwill	162,727	161,708
Intangible assets, net	36,249	24,401
Deferred income tax assets	10,734	18,457
Long-term deferred cost of revenue	35,211	28,376
Other assets, net	9,007	6,187

Total assets	$995,124	$824,895

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$44,888	$44,045
Accrued liabilities	63,328	56,427
Customer deposits	29,496	23,489
Jackpot liabilities	13,614	13,414
Deferred revenue	129,909	94,347
Income taxes payable	—	12,945
Current maturities of long-term debt and capital leases	13,163	12,271

Total current liabilities	294,398	256,938

Long-term debt and capital leases, net of current maturities	291,341	321,583
Long-term deferred revenue	55,691	36,651
Other income tax liability	18,750	—
Other liabilities	9,837	9,321

Total liabilities	670,017	624,493

Minority interest	1,782	948

Commitments and contingencies (Note 13)
Stockholders' equity:
Special stock, 10,000,000 authorized: Series E, $100 liquidation value; 115 shares issued and outstanding	12	12
Common stock, $.10 par value; 100,000,000 authorized; 56,318,000 and 54,612,000 issued and 55,144,000 and 54,025,000 outstanding	5,626	5,455
Treasury stock at cost, 1,174,000 and 587,000 shares	(25,041)	(1,894)
Additional paid-in capital	302,146	253,809
Accumulated other comprehensive income	1,268	1,119
Retained earnings (accumulated deficit)	39,314	(59,047)

Total stockholders' equity	323,325	199,454

Total liabilities and stockholders' equity	$995,124	$824,895

See accompanying notes to consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE YEARS ENDED JUNE 30, 2008

	2008	2007	2006
	(in 000s, except per share amounts)
Revenues:
Gaming equipment and systems	$616,409	$458,231	$345,625
Gaming operations	235,983	176,412	147,029
Casino operations	47,299	47,675	48,993

	899,691	682,318	541,647

Costs and expenses:
Cost of gaming equipment and systems(1)	282,248	244,040	215,592
Cost of gaming operations	80,394	71,838	81,442
Direct cost of casino operations	18,847	18,046	18,502
Selling, general and administrative	239,271	207,103	184,640
Research and development	60,825	51,912	45,087
Impairment charges	—	—	15,581
Depreciation and amortization	18,913	22,376	24,301

	700,498	615,315	585,145

Operating income (loss)	199,193	67,003	(43,498)
Other income (expense):
Interest income	3,844	2,957	3,454
Interest expense	(26,895)	(33,541)	(27,509)
Other, net	2,474	1,687	253

Income (loss) from continuing operations before income taxes and minority interest	178,616	38,106	(67,300)
Income tax benefit (expense)	(66,793)	(10,975)	24,012
Minority interest	(4,616)	(4,803)	(3,907)

Income (loss) from continuing operations	107,207	22,328	(47,195)
Income from discontinued operations, net of income taxes	—	—	1,124

Net income (loss)	$107,207	$22,328	$(46,071)

Basic earnings (loss) per share:
Continuing operations	$1.97	$0.42	$(0.90)
Discontinued operations	—	—	0.02

Total	$1.97	$0.42	$(0.88)

Diluted earnings (loss) per share:
Continuing operations	$1.85	$0.40	$(0.90)
Discontinued operations	—	—	0.02

Total	$1.85	$0.40	$(0.88)

Weighted average shares outstanding:
Basic	54,428	53,190	52,174

Diluted	58,157	55,543	52,174

(1)
Cost of gaming equipment and systems exclude amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

See accompanying notes to consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS
OF STOCKHOLDERS' EQUITY

FOR THE THREE YEARS ENDED JUNE 30, 2008

	Common Stock						Accumulated Other Comprehensive Income (loss)	Retained Earnings (Accumulated Deficit)
			Series E Special Stock	Treasury Stock	Deferred Compensation	Additional Paid-In Capital			Total Stockholders' Equity
	Shares	Dollars
	(in 000s)
Balances at June 30, 2005	52,649	$5,268	$12	$(665)	$(6,689)	$212,182	$1,219	$(35,304)	$176,023

Net loss	—	—	—	—	—	—	—	(46,071)	(46,071)
Foreign currency translation adjustment	—	—	—	—	—	—	132	—	132

Total comprehensive loss	—	—	—	—	—	—	—	—	(45,939)
Deferred compensation	—	—	—	—	6,689	(6,689)	—	—	—
Restricted stock issued	93	1	—	—	—	(1)	—	—	—
Share-based compensation	—	—	—	—	—	12,919	—	—	12,919
Shares issued upon exercise of stock options	138	14	—	—	—	1,061	—	—	1,075

Balances at June 30, 2006	52,880	5,283	12	(665)	—	219,472	1,351	(81,375)	144,078

Net income	—	—	—	—	—	—	—	22,328	22,328
Foreign currency translation adjustment	—	—	—	—	—	—	(232)	—	(232)

Total comprehensive income	—	—	—	—	—	—	—	—	22,096
Restricted stock issued	143	14	—	—	—	(14)	—	—	—
Receipt of stock from exercise of stock options	—	—	—	(1,229)	—	1,229	—	—	—
Share-based compensation	—	—	—	—	—	15,070	—	—	15,070
Shares issued upon exercise of stock options	1,589	158	—	—	—	15,369	—	—	15,527
Tax benefit of employee stock option exercises	—	—	—	—	—	2,683	—	—	2,683

Balances at June 30, 2007	54,612	5,455	12	(1,894)	—	253,809	1,119	(59,047)	199,454

Net income	—	—	—	—	—	—	—	107,207	107,207
Foreign currency translation adjustment	—	—	—	—	—	—	149	—	149

Total comprehensive income	—	—	—	—	—	—	—	—	107,356
Cumulative effect of adoption of FIN 48	—	—	—	—	—	—	—	(8,846)	(8,846)
Restricted stock issued	200	20	—	—	—	(20)	—	—	—
Receipt of stock from exercise of stock options and tax liability on restricted stock	—	—	—	(38)	—	—	—	—	(38)
Purchase of common stock for treasury	—	—	—	(23,109)	—	—	—	—	(23,109)
Share-based compensation		—	—	—	—	13,017	—	—	13,017
Shares issued upon exercise of stock options	1,506	151	—	—	—	21,647	—	—	21,798
Tax benefit of employee stock option exercises	—	—	—	—	—	13,693	—	—	13,693

Balances at June 30, 2008	56,318	$5,626	$12	$(25,041)	$—	$302,146	$1,268	$39,314	$323,325

See accompanying notes to consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE YEARS ENDED JUNE 30, 2008

	2008	2007	2006
	(in 000s)
Cash flows from operating activities:
Net income (loss)	$107,207	$22,328	$(46,071)
Income from discontinued operations	—	—	(1,124)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	61,733	59,528	67,162
Share-based compensation	13,017	15,070	12,919
Tax benefit of stock option exercises	1,352	122	—
Excess tax benefit of stock option exercises	(12,341)	(2,561)	—
Deferred income tax (benefit) expense	5,616	(6,520)	(23,990)
Provision for doubtful accounts	5,234	1,692	1,483
Operating activities of discontinued operations	—	—	1,124
Inventory and other asset write-downs	9,238	10,491	33,916
Other	3,056	7,065	5,234
Change in operating assets and liabilities:
Accounts and notes receivable	(48,836)	(42,588)	(38,658)
Inventories	(92,645)	(92,354)	(53,664)
Other current assets	(7,494)	(3,347)	(426)
Accounts payable	722	3,673	1,337
Accrued liabilities and jackpot liabilities	(3,296)	14,717	45,178
Deferred revenue and deferred cost of revenue	25,529	38,130	5,063

Net cash provided by operating activities	68,092	25,446	9,483

Cash flows from investing activities:
Capital expenditures	(18,283)	(20,330)	(15,578)
Investment in core technologies	(8,526)	—	—
Restricted cash and investments	4,153	(2,529)	(895)
Additions to other long-term assets	(3,709)	(4,186)	(1,198)

Net cash used in investing activities	(26,365)	(27,045)	(17,671)

Cash flows from financing activities:
Proceeds from revolving credit facility	—	15,000	—
Payments on revolving credit facility	—	(15,000)	—
Reduction of long-term debt and capital leases	(28,150)	(14,551)	(9,661)
Proceeds from sale lease-back arrangements	—	22,303	—
Purchase of treasury stock	(23,147)	—	—
Excess tax benefit of stock option exercises	12,341	2,561	—
Proceeds from exercise of stock options	21,798	15,527	1,075

Net cash provided by (used in) financing activities	(17,158)	25,840	(8,586)

Effect of exchange rate changes on cash	1,159	176	29

Cash and cash equivalents:
Increase (decrease) for year	25,728	24,417	(16,745)
Balance, beginning of year	40,842	16,425	33,170

Balance, end of year	$66,570	$40,842	$16,425

See accompanying notes to consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2008

The following supplemental information is related to the consolidated statements of cash flows:

	Year Ended June 30,
	2008	2007	2006
	(in 000s)
Cash paid for interest	$27,899	$33,089	$22,333
Cash paid for income taxes	66,879	1,188	2,322
Non-cash investing and financing transactions:
Transfer of inventory to leased gaming equipment(1)	79,140	66,278	45,941
Reclassify property, plant and equipment to inventory(1)	9,471	7,280	12,127
Accrual of capital expenditures	221	1,012	—
Accrual of core technology investments	5,625	—	—
Assets acquired through sale lease-back transaction	—	11,681	—
Non-cash aspects of sale lease-back transaction	—	3,333	—
Capital leases	—	—	2,881
Consolidation of variable interest entities	95	1,645	(1,098)

(1)
As a result of the inability to separately identify the cash flows associated with the construction of leased gaming equipment, the Company has included all additions to leased gaming equipment as an increase in inventory under cash used in operating activities in the consolidated statement of cash flows thereby reducing net cash provided by operating activities by $92.6 million, $92.4 million and $53.7 million for the years ended June 30, 2008, 2007 and 2006, respectively. In addition, cash generated from the sale of used gaming equipment classified as leased gaming equipment is also included in cash provided by operating activities in the consolidated statement of cash flows. The Company has one process to procure raw materials for the assembly of both inventory and leased gaming equipment. The materials requisition planning process considers the number of devices the Company expects to build for sale and for use in its gaming operations division during a particular period, but it does not separately earmark purchases for leased gaming equipment. Without such an earmarking process, the Company is unable to determine whether the parts used to construct leased gaming equipment during a particular period came from inventory on hand at the beginning of the period or was constructed from inventory procured during the period of deployment, thus requiring the expenditure of cash.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bally Technologies, Inc. ("Bally" or the "Company"), a Nevada corporation, is a diversified, worldwide gaming company that designs, manufactures, distributes and operates gaming devices and computerized monitoring systems for gaming devices. In addition to selling its gaming devices, the Company also offers its customers a wide range of rental options. The Company's primary technologies include gaming devices for land based, riverboat and Native American casinos, video lottery and central determination markets and specialized system-based hardware and software products. The Company's specialized system-based hardware and software products provide casinos with a wide-range of marketing, data management, accounting, security and other software applications and tools to more effectively manage their operations. The Company also owns and operates the Rainbow Casino, a dockside riverboat casino in Vicksburg, Mississippi.

Principles of presentation and consolidation

The accompanying consolidated financial statements include the accounts of Bally Technologies, Inc., and its wholly owned and partially owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America.

The Company is the general partner of Rainbow Casino Vicksburg Partnership ("RCVP"), which operates the Rainbow Casino. The limited partner is entitled to receive 10% of the net available cash flows of RCVP after debt service and other items, as defined in the limited partnership agreement, which increases to 20% of the net available cash flows based on the incremental amount of annual revenues in excess of $35.0 million, payable quarterly through December 31, 2010. The Company holds the remaining economic interest in the partnership. The Company consolidates RCVP and records the portion of the earnings of RCVP attributable to the limited partner as a minority interest.

The Company consolidates certain Atlantic City progressive trusts (the "Trusts") in accordance with Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46R, Consolidation of Variable Interest Entities ("VIEs"). The Trusts are consolidated based on the premise that they do not have sufficient equity investment at risk to permit the Trusts to finance their activities without additional financial support from the Company. As of June 30, 2008 and 2007, the Company consolidated $6.4 million and $6.3 million, respectively, in total assets and liabilities, primarily consisting of restricted cash accounts and restricted investments (included in other assets in the consolidated balance sheets) and related jackpot liabilities. The following revenues and costs were also consolidated:

	Year Ended June 30,
	2008	2007	2006
	(in 000s)
Gaming operations revenue	$5,182	$6,928	$8,561
Cost of gaming operations	$1,845	$3,584	$6,023

All intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Cash and cash equivalents

Cash and cash equivalents consist of highly liquid debt instruments purchased with an original maturity of three months or less at the date of purchase and are carried at cost, which approximates market value. Cash and cash equivalents also include cash utilized by the Rainbow Casino which is held in vaults, cages or change banks which totaled $3.5 million and $3.7 million at June 30, 2008 and 2007, respectively.

Restricted cash

The Company maintains jackpot reserve accounts totaling approximately $13.1 million and $17.2 million at June 30, 2008 and 2007, respectively, to ensure availability of funds to pay wide-area progressive jackpot awards.

Accounts and notes receivable and allowance for doubtful accounts

Accounts and notes receivable are stated at face amounts less an allowance for doubtful accounts. The Company evaluates its receivables and establishes the allowance for doubtful accounts based on a combination of factors including, but not limited to, economic conditions, the activity in gaming markets, the financial condition of customers, changes in technology and customer collection experience.

The Company grants customers credit terms for periods of 120 days or less or may grant extended credit terms, with interest at prevailing rates, and are generally collateralized by the related equipment sold, although the value of such equipment, if repossessed, may be less than the receivable balance outstanding.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market. Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overhead. Inventories consist of the following:

	June 30,
	2008	2007
	(in 000s)
Raw materials	$59,423	$58,473
Work-in-process	709	639
Finished goods	34,106	22,039

Total	$94,238	$81,151

The Company regularly reviews inventory quantities and updates estimates for the net realizable value of inventories due to the subjectivity involved in projecting sales volumes, used game sales values, refurbishment costs, and product demand. This process includes examining the carrying values of new and used gaming devices, parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of inventories, current and projected sales levels and markets for such products, the costs required to sell the products, including refurbishment costs and importation costs for international shipments, and the overall projected demand for products once the next generation of products are scheduled for release.

The Company recorded inventory and other asset write-downs totaling approximately $9.2 million, $10.5 million and $14.2 million during the years ended June 30, 2008, 2007 and 2006, respectively. These charges are classified in cost of gaming equipment and systems in the consolidated statements of operations.

Deferred revenue and deferred cost of revenue

Deferred revenue arises from the timing differences between the shipment or installation of gaming equipment and systems products and the satisfaction of all revenue recognition criteria consistent with the Company's revenue recognition policy. Deferred cost of revenue consists of the direct costs associated with the manufacture of gaming equipment and systems products for which revenue has been deferred. Deferred revenue and deferred cost of revenue that are expected to be realized within one year are classified as current liabilities and current assets, respectively.

Prepaid royalties

Prepaid royalties consist mainly of royalty and license fees paid for the use of third party trade names, celebrity likenesses, content, and other intellectual property rights. Royalties are expensed to cost of gaming equipment and systems over the estimated period of expected consumption based on forecasted sales and placement schedules ranging from one to five years. If a pattern cannot be reliably determined, such costs are expensed using the straight-line method over the contract life. Prepaid royalties are included in other assets in the consolidated balance sheet.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted long-term investments

The Company purchases U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive annual or weekly installment payments. These securities are held to maturity and recorded at cost plus interest accretion to date in accordance with FASB Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Such securities are included in restricted long-term investments in the consolidated balance sheets, and totaled $10.5 million in both June 30, 2008 and 2007.

Property, plant and equipment and leased gaming equipment

Property, plant and equipment is stated at cost and depreciated over the estimated useful lives or lease term, if less, using the straight line method as follows: buildings and improvements, 10 to 40 years; gaming equipment used in casino operations, 4 to 7 years; furniture, fixtures and equipment, 3 to 7 years; and leasehold improvements, the shorter of lease term or 10 years. Leased gaming equipment is stated at cost and depreciated over the estimated useful lives ranging from 2 to 3 1/2 years. Equipment under capital leases is recorded at the lower of the present value of the minimum lease payments or the fair value of the assets.

Significant replacements and improvements are capitalized while other maintenance and repairs are expensed. The cost and accumulated depreciation of assets retired or otherwise disposed of are eliminated from the accounts and any resulting gain or loss is credited or charged to income.

Based on historical data indicating a compression in the length of time certain leased gaming equipment remained deployed, the Company re-evaluated the useful lives of the leased gaming equipment during fiscal 2006, and reduced the remaining depreciable lives for certain of its games to two years and reduced the salvage values to zero. This change in estimate was recorded prospectively, resulting in an acceleration of $15.4 million in depreciation expense during the year ended June 30, 2006.

Depreciation and amortization expense

For the years ended June 30, 2008, 2007 and 2006, depreciation and amortization expense totaled $61.7 million, $59.5 million and $67.2 million, respectively. Of these amounts, $42.8 million, $37.2 million and $42.9 million of depreciation and amortization expense were included in cost of gaming operations in the consolidated statements of operations. Depreciation expense from leased gaming equipment under capital leases totaled $2.8 million and $1.9 million for the years ended June 30, 2008 and 2007, respectively. There was no depreciation expense from leased gaming equipment under capital leases for the years ended June 30, 2006.

Impairment of long-lived assets and goodwill

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

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company reviews goodwill for impairment annually at the beginning of its fourth fiscal quarter, or whenever events or circumstances indicate the carrying value may not be recoverable or warrant a revision to the estimated remaining useful life in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company performs the impairment analysis of goodwill at a reporting unit level by comparing the fair value of a reporting unit with its carrying value, including goodwill. If the fair value is less than the carrying value, the impairment to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the fair value of the reporting unit goodwill.

Jackpot liabilities

The Company recognizes jackpot expense and a liability for jackpots incurred but not yet won in each jurisdiction based on the discounted net present value of the progressive meter liability. Jackpots are payable either in weekly or annual installments over 20 years, or immediately in the case of instant win progressive jackpots. Winners may elect to receive a single payment for the present value of a jackpot discounted at applicable interest rates in lieu of annual installments. Interest rates used in the single payment calculation vary by jurisdiction and are impacted by market forces and other economic conditions.

Revenue recognition

The Company derives revenues from the following sources:

•	Gaming Equipment	—	Sale of gaming devices and related equipment, parts and conversion kits;
•	Gaming Operations	—	Operation of linked progressive systems, video lottery and centrally determined systems and the rental of gaming devices and content;
•	Systems	—	Sale of computerized monitoring systems and related recurring hardware and software maintenance revenue; and
•	Casino Operations	—	Operation of the Rainbow Casino.

Gaming and systems revenue is recognized in accordance with the provisions of American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, as amended. Revenue is recognized when all of the following have been satisfied:

  •
  Persuasive evidence of an arrangement exists;

  •
  Delivery has occurred;

  •
  The price or fee is fixed or determinable; and

  •
  Collectability is probable.

The Company offers credit terms of 120 days or less or may grant extended credit terms under contracts of sale secured by the related equipment, with interest recognized at market rates. The Company performs a review of contracts, with extended payment terms in excess of six months, to determine if there is sufficient history to conclude that the Company has a history of collecting under the original payment terms. The Company has concluded that sufficient history exists to determine collectability is probable for contracts with extended payment term of 24 months or less. Accordingly, revenue is recorded in accordance with the terms of sale for contracts with payment terms of 24 months or less, or as cash is received for contracts with payment terms in excess of 24 months. Games placed with customers on a trial basis are not recognized as revenue until the trial period ends, or the customer accepts the games and collectability is probable.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The majority of the Company's software arrangements are time-based licenses, generally for twelve month periods, and are bundled with software maintenance and product support fees. The Company also licenses its software on a perpetual basis. Software maintenance provides customers with rights to unspecified software product upgrades, maintenance and patches released during the term of the support period. The majority of the Company's customers purchase both software and hardware maintenance and product support when they purchase its software. In addition, substantially all customers renew these maintenance agreements annually.

The Company sells or licenses its products and services individually or under arrangements in which there are multiple elements such as a combination of gaming devices, computerized monitoring equipment, software license fees, maintenance and product support fees and consulting services. The Company allocates revenue to each element based upon its fair value as determined by vendor-specific objective evidence ("VSOE") of fair value, which consists of the price charged when that element is sold separately. VSOE of fair value for software maintenance and product support fees sold with perpetual licenses are measured by the renewal rate offered to the customer, which demonstrates a consistent relationship of pricing software maintenance and product support fees as a percentage of the software license fee.

The Company is unable to establish VSOE of fair value for software maintenance and product support fees on its time-based license arrangements as the software maintenance and product support contractual term in these arrangements are generally the same duration as the license term. Accordingly, software license fees and products and services in multiple element arrangements bundled with time-based license arrangements are recognized ratably over the term of the arrangement.

For arrangements in which VSOE of fair value exists for all undelivered elements but not of a delivered element, the Company uses the residual method to record revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element and is recognized as revenue. In arrangements in which the Company does not have VSOE of fair value of all undelivered elements, revenue is deferred until all elements are delivered, or until VSOE of fair value has been established for any remaining undelivered element. In the event the only undelivered element is maintenance and product support and VSOE of fair value does not exist, the entire arrangement fee is recognized ratably over the performance period.

The gaming operation division earns recurring revenue that consists of the operation of linked progressive systems and from gaming devices, content and the related systems placed in casinos on a daily fee or rental basis. Revenue from these sources is recognized based on the contractual terms of the arrangement and is generally based on a share of money wagered, a share of the net winnings, or on a fixed daily rental rate basis.

Gaming revenues in our casino operations are recognized as the net win from gaming machine operations, which is the difference between currency deposited into the devices and the payouts made to the players, less any coupons or other promotional allowances, if applicable.

Promotional allowances

Promotional allowances and other cash based incentives are recorded as a reduction of revenue rather than as an operating expense in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-22, Accounting for "Points" and certain other Time-Based or Volume-Based Sales Incentive Offers, and Offers For Free Products or Service to be Delivered in the Future.

Advertising costs

The Company expenses advertising costs as incurred, which totaled $6.6 million, $6.6 million and $6.7 million for the years ended June 30, 2008, 2007 and 2006, respectively.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Warranty expense

Gaming devices are typically sold with a 90-day parts and labor warranty. Warranty expense is calculated using historical experience, and totaled $3.1 million, $2.7 million and $3.0 million for the years ended June 30, 2008, 2007 and 2006, respectively.

Research and development

Research and development costs are charged to expense as incurred.

Income taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Taxes on income of the Company's foreign subsidiaries are provided at the tax rates applicable to the tax jurisdictions in which they are located.

On July 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, which creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company's adoption of this standard was consistent with FASB Staff Position ("FSP") FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, that was issued in May 2007 that provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing unrecognized tax benefits.

Under FIN 48, the Company may recognize tax benefits from an uncertain position only if it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the issue. The amount recognized is the largest benefit that the Company believes has greater than a 50% likelihood of being realized upon settlement.

Share-based compensation

Effective July 1, 2005, the Company accounts for share-based compensation in accordance with the provisions of SFAS No. 123R, Share-Based Payment, which established accounting for equity instruments exchanged for employee services. SFAS No. 123R, Share-Based Payment, requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award and is recognized, net of estimated forfeitures, as an expense over the employee's requisite service period which is generally the vesting period of the equity grant. In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107, Share-Based Payment, which provided interpretive guidance on SFAS No. 123R valuation methods, assumptions used in valuation models, and the interaction of SFAS No. 123R with existing SEC guidance. SAB No. 107 also requires the classification of share-based compensation expense in the same financial statement line as cash compensation, and therefore, impacted the Company's cost of

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

gaming equipment and systems, casino operations (and related gross profits and margins), research and development costs, and selling, general and administrative expenses.

Additionally, SFAS No. 123R requires the excess tax benefit from stock option exercises, tax deductions in excess of compensation cost recognized, to be classified as a financing activity in the statement of cash flows. Previously, all tax benefits from stock option exercises were classified as operating activities.

Foreign currency translation

The Company accounts for currency translation in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency of the Company's foreign subsidiaries is their local currency. Assets and liabilities of foreign operations are translated into U.S. dollars at the rate of exchange at the end of the period, and the income and expense accounts are translated at the average rate of exchange for the period. Translation adjustments are reflected as accumulated other comprehensive income within stockholders' equity. Gains and losses on foreign currency transactions are included in the consolidated statements of operations.

Recently issued accounting pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133. SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, though earlier application is encouraged. Accordingly, the Company expects to adopt SFAS No. 161 beginning in fiscal 2010. The Company expects that SFAS No. 161 will have an impact on accounting for derivative instruments and hedging activities once adopted, but the significance of the effect is dependent upon entering into these related transactions, if any, at that time.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent's ownership interest

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and accordingly, the Company expects to adopt SFAS No. 160 beginning in fiscal 2010. The Company is currently in the process of evaluating the impact SFAS No. 160 will have on its consolidated results of operations, financial position and cash flows.

In February 2007, the FASB issued Statement SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements to facilitate comparisons between companies using different measurement attributes for similar types of assets and liabilities. The statement is effective for fiscal years beginning after November 15, 2007, and accordingly, the Company expects to adopt SFAS No. 159 beginning in fiscal 2009. The adoption of SFAS No. 159 is not expected to have a material impact on the Company's consolidated results of operations, financial position and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies to existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No.157, delaying the effective date of SFAS 157 for certain nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008, and accordingly, the Company expects to adopt SFAS No. 157 beginning in fiscal 2009. The adoption of SFAS No. 157 is not expected to have a material impact on the Company's consolidated results of operations, financial position and cash flows.

2.     EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing reported earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share reflect the additional dilution from all potentially dilutive securities.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following computation of basic and diluted earnings (loss) per share from continuing operations and discontinued operations applicable to the Company's common stock is as follows:

	Year Ended June 30,
	2008	2007	2006
	(in 000s, except per share amounts)
Income (loss) from continuing operations	$107,207	$22,328	$(47,195)
Income (loss) from discontinued operations	—	—	1,124

Net income (loss)	$107,207	$22,328	$(46,071)
Weighted average common shares outstanding	54,428	53,190	52,174
Dilutive effect of:
Stock options, Restricted Stock Units ("RSU") and restricted stock	3,478	1,224	—
Warrants	33	517	—
Convertible debt(1)	218	612	—

Weighted average dilutive shares outstanding	58,157	55,543	52,174

Basic earnings (loss) per share:
Income (loss) from continuing operations	$1.97	$0.42	$(0.90)
Income from discontinued operations	—	—	0.02

Net income (loss)	$1.97	$0.42	$(0.88)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$1.85	$0.40	$(0.90)
Income from discontinued operations	—	—	0.02

Net income (loss)	$1.85	$0.40	$(0.88)

(1)
The Company has certain related party debt outstanding which is convertible into common stock at the Company's discretion. See Note 9, Related Party Transactions.

Certain securities were excluded from the diluted per share calculation for certain periods because their inclusion would be anti-dilutive.

Such securities consist of the following:

	Year Ended June 30,
	2008	2007	2006
	(in 000s)
Stock options, RSU and restricted stock	235	1,490	9,469
Warrants	100	100	100

Total	335	1,590	9,569

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     PROPERTY, PLANT AND EQUIPMENT AND LEASED GAMING EQUIPMENT

Property, plant and equipment and leased gaming equipment consist of the following:

	June 30,
	2008	2007
	(in 000s)
Land and land improvements	$20,051	$19,704
Buildings and leasehold improvements	44,307	43,161
Gaming equipment	31,638	30,611
Furniture, fixtures and equipment	34,328	28,467
Less accumulated depreciation	(59,217)	(46,320)

Property, plant and equipment, net	$71,107	$75,623

Leased gaming equipment	$186,771	$133,013
Leased gaming equipment under capital lease	8,348	8,348
Less accumulated depreciation	(93,839)	(73,396)

Leased gaming equipment, net	$101,280	$67,965

4.     GOODWILL AND INTANGIBLE ASSETS

During the fiscal quarter ended June 30, 2006, the Company evaluated the carrying value of goodwill and intangible assets and determined that certain intangible assets related to tradenames and other intellectual property used by Gaming Equipment and Systems were impaired as a result of a change in the Company's branding strategy and a review of its overall operations. Consequently, the Company recorded an impairment charge of $4.5 million related to indefinite lived intangible assets, consisting of the SDG tradename, and $11.1 million related to finite lived intangible assets, primarily consisting of acquired patents.

No impairment charges were necessary for the years ended June 30, 2008 and 2007.

Intangible assets consist of the following:

		June 30, 2008			June 30, 2007
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in 000s)
Computer software	3 - 9	$25,207	$(14,506)	$10,701	$21,319	$(11,391)	$9,928
License rights	3 - 5	2,199	(1,630)	569	1,995	(1,137)	858
Capitalized regulatory approval costs	3	563	(503)	60	563	(369)	194
Trademarks	5	2,203	(1,792)	411	2,203	(1,346)	857
Core technology	5 - 8	19,595	(2,949)	16,646	5,445	(2,269)	3,176
Contracts	10	10,043	(4,359)	5,684	10,043	(3,355)	6,688
Other intangibles	5 - 7	7,113	(4,935)	2,178	7,376	(4,676)	2,700

Total		$66,923	$(30,674)	$36,249	$48,944	$(24,543)	$24,401

Amortization expense related to intangible assets totaled $7.4 million, $7.1 million and $8.9 million for the years ended June 30, 2008, 2007 and 2006, respectively. Computer software amortization expense

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

totaled $3.3 million, $3.6 million and $4.3 million for the years ended June 30, 2008, 2007 and 2006, respectively. Future amortization of intangible assets is scheduled as follows:

Year Ended June 30,	(in 000s)
2009	$9,155
2010	8,598
2011	6,662
2012	4,857
2013	4,391
Thereafter	2,586

Total	$36,249

All goodwill is associated with the Gaming Equipment and Systems segment. The changes in the carrying amount of goodwill for the years ended June 30, 2008 and 2007 are as follows:

(in 000s)
Balance as of June 30, 2006	$161,303
Foreign currency translation adjustment	405

Balance as of June 30, 2007	161,708
Foreign currency translation adjustment	1,019

Balance as of June 30, 2008	$162,727

5.     OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30,
	2008	2007
	(in 000s)
Prepaid expenses	$6,968	$2,752
Certificates of deposit	429	3,342
Other	14,276	8,305

Total other current assets	$21,673	$14,399

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30,
	2008	2007
	(in 000s)
Payroll and related costs	$23,305	$15,478
Interest	5,086	6,621
Professional and consulting fees	4,500	6,424
Regulatory approval costs	1,487	2,309
Royalties, rebates, direct mail coupons	7,522	6,780
Severance accruals	382	1,357
Other	21,046	17,458

Total accrued liabilities	$63,328	$56,427

7.     LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt consists of the following:

	June 30,
	2008	2007
	(in 000s)
Term loan facility	$289,553	$307,882
Capital lease obligations	9,262	15,944
Related party debt (see Note 9)	5,600	9,981
Other, generally unsecured	89	47

	304,504	333,854
Less current maturities	(13,163)	(12,271)

Long-term debt and capital leases, net of current maturities	$291,341	$321,583

The Company's debt structure at June 30, 2008 consists primarily of a term loan facility and a $75.0 million revolving credit facility, which is limited by a current leverage ratio and debt owed to related parties. The revolving credit facility is further restricted to the extent of outstanding letters of credit. Outstanding letters of credit, which mature in August 2008 and are not required to be replaced, were $24.3 million at June 30, 2008 which reduced availability under the revolving credit facility to approximately $50.7 million. The revolving credit facility commitment matures in September 2008. There were no amounts outstanding under the Company's revolving credit facility as of June 30, 2008 and 2007.

The term loan requires principal reductions of approximately 1% per annum paid quarterly, with a balloon payment due in September 2009. As of June 30, 2008 and 2007, the term loan had an interest rate of 7.36% and 8.64%, respectively, based on LIBOR plus 3.00% and 3.25%, respectively. The term loan and the revolving credit facility are collateralized by substantially all of the Company's domestic property and are guaranteed by each of the Company's domestic subsidiaries, other than the entity that holds the Company's interest in its Rainbow Casino, and are secured by a pledge agreement. The bank loan agreement governing the term loan and the revolving credit facility (the "Loan Agreement") contains a number of maintenance and other covenants that, among other things, restrict the ability of

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Company and certain of its subsidiaries to dispose of assets, incur additional indebtedness or issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of the Company's subsidiaries, engage in mergers or acquisitions or certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities. The Company was in compliance with these covenants as of June 30, 2008.

The financial covenants under the Loan Agreement consist of a leverage ratio, a fixed charges coverage ratio and a minimum of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") as defined by the Loan Agreement. The leverage ratio is computed as total average debt outstanding during the quarter divided by the trailing 12 months EBITDA, excluding certain cash and non-cash charges. The Company's leverage ratio as of June 30, 2008 was 1.17 times versus a maximum allowable of 3.50 times. The fixed charges coverage ratio is computed as EBITDA, adjusted for both the trailing twelve months capital expenditures and cash taxes paid, divided by the trailing twelve months interest charges plus all payments of principal scheduled to be made during the subsequent twelve months. The fixed charges coverage ratio as of June 30, 2008 was 3.51 times versus the covenant minimum of 2.00 times.

The calculation of the fixed charge coverage ratio as of the date of the end of each fiscal quarter includes as a component of the calculation of fixed charges for such period all payments of principal scheduled to be made during the subsequent twelve month period. Because the term portion of the bank loan matures as of September 2009, the calculation of the fixed charge coverage ratio for the period ending September 30, 2008 will include the entire unpaid principal amount of our term loan as a component of the calculation of fixed charges. As a result, the Company does not expect to remain in compliance with the fixed charge coverage ratio.

The Company has initiated discussions with lenders seeking to refinance the term loan and obtain a new revolving credit facility. The Company also initiated discussions with its existing lenders regarding obtaining a waiver that would cure the default. Management does not anticipate significant difficulties in obtaining new financing or a waiver, however, because of the current conditions of the credit markets, there can be no assurances that the Company will obtain such financing or a waiver, or that any new financing will be on equal or better terms than those of the current Loan Agreement.

A breach of any of the covenants or the inability to comply with the required financial ratios could result in a default under the Loan Agreement. In the event of any such default, the lenders could elect to declare all borrowings outstanding under the Loan Agreement, together with any accrued interest and other fees, to be due and payable. If the Company were unable to repay the indebtedness upon its acceleration, the lenders could proceed against the underlying collateral.

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

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2006 to March 15, 2007. In exchange for the concessions granted under the amendment, the Company paid an administrative fee of $1.2 million which was expensed in fiscal 2007.

In March 2007, the Company executed an additional amendment to the Loan Agreement, which (i) increased the limit of all outstanding letters of credit from $20.0 million to $35.0 million, (ii) increased the limit of all indebtedness and contingent obligations with respect to performance bonds from $20.0 million to $35.0 million, and (iii) permitted liens on cash equivalents securing indebtedness. In exchange for the concessions granted under the amendment, the Company paid an administrative fee of $0.1 million, which was expensed in fiscal 2007.

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

The Company's related party debt, which totaled approximately $5.6 million and $10.0 million as of June 30, 2008 and 2007, respectively, consists primarily of the debt owed to the former principals of SDG and MindPlay LLC ("MindPlay") (see Note 9, Related Party Transactions).

Principal Repayments

The following annual principal maturities of long-term debt, exclusive of capital leases (see Note 8, Leases), for each of the fiscal years ending subsequent to June 30, 2008, are as follows:

Year Ended June 30,	(in 000s)
2009	$6,218
2010	289,024

Total	$295,242

8.     LEASES

The Company leases certain office space, equipment, warehouse and repair facilities and other property locations under non-cancelable operating leases which are generally included in selling, general and administrative expenses. Operating rental expense is as follows:

	Year Ended June 30,
	2008	2007	2006
	(in 000s)
Equipment and office space leases	$6,319	$5,264	$4,820
Sublease rental income	(64)	(356)	(434)

	$6,255	$4,908	$4,386

A schedule of future minimum lease payments under capital leases for each of the five fiscal years ending after June 30, 2008, together with the present value of the net minimum lease payments as of

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008, and future minimum rental payments required under noncancelable operating leases, is as follows:

Year Ended June 30,	Capital	Operating
	(in 000s)
2009	$8,081	$6,318
2010	2,892	3,750
2011	—	2,302
2012	—	1,906
2013	—	402
Thereafter	—	—

Total minimum payments	10,973	$14,678

Amount representing interest	(1,711)

Present value of minimum lease payments	9,262
Current maturities	6,945

Long-term portion	$2,317

9.     RELATED PARTY TRANSACTIONS

In connection with previous acquisitions, the consideration paid included subordinated debt issued to the former principals of each business. Certain of the former principals are now employees of the Company. The following table presents the outstanding related party debt and interest rates as of June 30, 2008 and 2007:

	As of June 30,
	2008		2007
	Interest Rate	Outstanding Debt	Interest Rate	Outstanding Debt
	(dollars in 000s)
SDG	7.24%	$5,600	7.33%	$6,981
MindPlay	—%	—	6.00%	3,000

		5,600		9,981
Less current maturities		(2,800)		(2,381)

Related party debt, less current maturities		$2,800		$7,600

The notes payable to the former principals of SDG are payable in annual installments plus interest at LIBOR plus 2% through 2009 with the interest rate for fiscal 2008 set at 7.24%. At the Company's discretion, the principal and accrued interest thereon can be paid in cash, or can be converted into shares of the Company's common stock using the average stock price for the 20 business days prior to the delivery of such shares.

The initial purchase price for MindPlay included, among other things, the issuance of a $4.0 million note payable with a fixed rate of 6%. The notes payable to the former principals of MindPlay totaled $3.0 million at June 30, 2007. No amounts were outstanding under the notes payable at June 30, 2008. During fiscal 2008, the Company entered into an agreement with the former principals of MindPlay to settle the $3.0 million note payable, $0.5 million of accrued interest and $1.0 million in certain other

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

related liabilities for $1.8 million. The settlement resulted in a gain of approximately $2.7 million which is included in selling, general and administrative expense in fiscal 2008.

Current period related party interest expense is summarized below:

	Year Ended June 30,
	2008	2007	2006
	(in 000s)
SDG	$464	$668	$761
MindPlay	153	230	273
Micro Clever Consulting	—	—	25

Accrued related party interest totaled $0.2 million and $0.6 million as of June 30, 2008 and 2007, respectively.

Maturities of related party debt, for each of the fiscal years ending subsequent to June 30, 2008, are as follows:

Year Ended June 30,	(in 000s)
2009	$2,800
2010	2,800

Total	$5,600

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

The Company leases a warehouse and office facility from an entity owned by Mr. Luciano. Rental payments totaled $466,000, $448,000 and $421,000 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

10.   SHARE-BASED COMPENSATION

Employee Stock Purchase Plan

In February 2008, the Company's stockholders approved the 2008 Employee Stock Purchase Plan ("2008 ESPP"). The 2008 ESPP provides that eligible employees are able to contribute up to 10% of their eligible earnings towards the quarterly purchase of the Company's common stock. The employee's purchase price is equal to 85% of the fair market value. No contributions were made during the year ended June 30, 2008.

Share-Based Award Plans

In December 2001, the Company's stockholders approved the 2001 Long-Term Incentive Plan, as amended, (the "2001 Plan"). The 2001 Plan provides for the issuance of up to 12,050,000 shares of

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

common stock to Company employees, directors and designated paid consultants of which up to 1,400,000 shares may be granted in the form of restricted stock or restricted stock units ("RSUs"). Generally, options are granted at the fair value of the Company's common stock at the date of grant and are exercisable over five to ten years.

In April 1997, the Company's stockholders approved the 1996 Long-Term Incentive Plan (the "1996 Plan"), which provides for the issuance of up to 3,428,000 shares of common stock to Company employees, directors and designated paid consultants. Generally, options are granted at the fair value of the Company's common stock at the date of grant and are exercisable over five to ten years. No options are available for grant under the 1996 Plan.

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

The Company issues new shares for shares delivered under the 1991 Plan, the 1996 Plan and the 2001 Plan (collectively, the "Plans").

Stock option activity as of and for the year ended June 30, 2008 is summarized below:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)	(per share)	(years)	(in 000s)
Balance outstanding as of June 30, 2007	8,179	$15.87		$86,328
Granted	581	34.19
Exercised	(1,506)	14.47
Forfeited or expired	(167)	17.88

Balance outstanding as of June 30, 2008	7,087	$17.61	6.24	$115,883

Exercisable as of June 30, 2008	4,581	$16.92	5.62	$77,751

Restricted stock and RSU activity as of and for the year ended June 30, 2008 is summarized below:

	Restricted Stock	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
	(in 000s)	(per share)	(years)	(in 000s)
Balance outstanding as of June 30, 2007	227	$16.78	534	$16.04
Granted	200	36.37	22	41.60
Vested	(42)	19.64	—	—
Forfeited or expired	—	—	—	—

Balance outstanding as of June 30, 2008	385	$26.64	556	$17.07

Vested as of June 30, 2008	17	$16.36	534	$16.04

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is additional information about stock options, restricted stock and RSUs exercised, granted and vested during the periods:

	Year Ended June 30,
	2008	2007	2006
	(in 000s, except per share amounts)
Weighted average grant-date fair value per share:
Options granted	$14.58	$11.15	$8.76
Options vested	$8.93	$8.10	$7.59
Restricted stock and RSUs vested	$18.04	$15.30	$15.28
Total grant-date fair value of options vested	$10,954	$9,744	$7,438
Total grant-date fair value of restricted stock and RSUs vested	$3,106	$3,159	$3,117
Exercises under all share-based payment arrangements:
Total intrinsic value	$38,887	$15,698	$1,138
Cash received	$21,798	$15,527	$1,075
Tax benefit realized	$13,693	$2,683	$1,133

Shares Reserved

The following shares are reserved for options issued and available for issue under the Plans and the 2008 ESPP:

(in 000s)
Stock options, restricted stock and RSUs issued and currently outstanding	7,643
Shares available for future issuance	1,671
Warrants	100

Total	9,414

Share-Based Compensation

The following table presents share-based compensation expense and related effect of the income tax benefit included in the Company's consolidated statements of operations:

	Year Ended June 30,
	2008	2007	2006
	(in 000s)
Selling, general and administrative	$10,903	$13,261	$11,747
Research and development	2,032	1,659	1,077
Cost of gaming equipment and systems and operations	82	150	95

Share-based compensation expense before tax	$13,017	$15,070	$12,919
Income tax benefit	4,556	5,275	4,522

Net share-based compensation expense	$8,461	$9,795	$8,397

Included in share-based compensation expense in the consolidated statements of operations for the years ended June 30, 2008, 2007 and 2006 is restricted stock amortization of $2.8 million, $3.9 million and $3.5 million, respectively.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2008, there was $19.2 million of total unrecognized compensation expense related to the unvested portion of stock options which will be recognized over the subsequent three years. In addition, as of June 30, 2008, there was $7.9 million of total unrecognized compensation expense related to the unvested portion of restricted stock and RSUs which will be recognized over the subsequent three years.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the option, the expected option term, the expected volatility of the Company's common stock over the option's expected term, the risk-free interest rate over the option's expected term and the Company's expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's stock options granted. Estimates of fair value are not intended to predict actual future events, or the value ultimately realized by the recipients of equity awards.

The fair value of each option granted during the periods referenced below was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	Year Ended June 30,
	2008	2007	2006
Weighted Average:
Expected option term (in years)	4.94	6.13	6.21
Expected volatility	45.42%	56.28%	61.00%
Risk-free interest rate	3.03%	4.75%	4.13%
Expected annual dividend yield	0%	0%	0%

For the years ended June 30, 2008, 2007 and 2006, the expected option term was determined using the simplified method in accordance with SAB No. 107, Share-Based Payment. Expected volatility is based on historical market factors related to the Company's common stock. Risk-free interest rate is based on U.S. Treasury rates appropriate for the expected term.

11.   STOCKHOLDERS' EQUITY, OPTIONS, WARRANTS AND RIGHTS

Warrants

In February 2004, the Company completed the acquisition of substantially all of the assets of MindPlay. A portion of the consideration consisted of 100,000 stock purchase warrants with a strike price of $24.69, and a term of seven years. The warrants were valued at $886,000, and were included as part of the purchase price.

Share Repurchase Plan

The Company's Board of Directors approved a share repurchase plan under which, subject to price and market conditions, purchases of shares can be made from time to time in the open market or in privately negotiated transactions using available cash. On December 5, 2007, the Company's Board of Directors amended the repurchase plan authorizing the repurchase of up to $10 million of the Company's common stock. On February 5, 2008, the Company's Board of Directors amended the repurchase plan authorizing the repurchase up to $20 million of the Company's common stock. On February 14, 2008, the Company's Board of Directors increased the amount of common stock authorized to be repurchased to $75 million. As of June 30, 2008, $57.9 million was authorized to be

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

repurchased in future periods. Subsequent to June 30, 2008, the Company's Board of Directors reset the limit under its existing share repurchase plan to $100 million.

During the year ended June 30, 2008, the Company repurchased 436,200 shares of common stock for $17.1 million under the share repurchase plan, excluding 149,253 shares repurchased from a related party for $6.0 million (see Note 9, Related Party Transactions). During the years ended June 30, 2007 and 2006, there were no repurchases of common stock under the plan.

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

12.   INCOME TAXES

Consolidated income (loss) before taxes for domestic and foreign operations is as follows:

	Year Ended June 30,
	2008	2007	2006
	(in 000s)
United States	$186,659	$34,841	$(67,071)
Foreign	(8,043)	3,265	(229)

Total	$178,616	$38,106	$(67,300)

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the Company's income tax benefit (expense) from continuing operations are as follows:

	Year Ended June 30,
	2008	2007	2006
	(in 000s)
Current:
Federal	$(61,203)	$(12,725)	$123
State	(8,145)	(3,202)	(59)
Foreign	4,678	(1,864)	(647)

	(64,670)	(17,791)	(583)

Deferred:
Federal	(2,813)	5,172	23,508
State	1,230	852	372
Foreign	(540)	792	715

	(2,123)	6,816	24,595

Income tax benefit (expense) from continuing operations	$(66,793)	$(10,975)	$24,012

A reconciliation of the Company's income tax provision as computed by applying the U.S. federal statutory tax rate compared to the income tax provision for continuing operations is as follows:

	Year Ended June 30,
	2008	2007	2006
U.S. federal statutory income tax rate	35.0%	35.0%	(35.0)%
Partnership income attributable to minority interest	(0.9)	(4.4)	(0.8)
State income taxes, net of federal benefit	2.2	3.3	(1.3)
Foreign earnings subject to U.S. tax	1.4	3.9	1.2
Change in valuation allowance	(4.4)	(2.2)	0.3
Net increase in accrual for potential tax contingencies	—	1.1	—
Tax credits	(2.0)	(11.6)	(0.3)
Extraterritorial income deduction	(0.1)	(0.5)	(2.1)
Capital loss carryforward	5.0	—	—
Other, net	1.2	4.2	2.3

	37.4%	28.8%	(35.7)%

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The major components of the deferred tax assets and liabilities are as follows:

	June 30,
	2008	2007
	(in 000s)
Deferred tax assets:
Net operating loss carryforwards	$5,006	$4,615
Capital loss carryforwards	—	8,999
Other tax credits	—	10,267
Deferred revenue, net of cost of goods sold	32,494	23,903
Inventory obsolescence reserves	2,685	3,382
Deferred compensation for tax purposes	1,811	2,391
Share-based compensation	11,352	9,086
Financing lease assets	2,262	3,267
Bad debt reserves	2,152	2,308
Intangible assets	504	—
Accruals not currently deductible for tax purposes	20,343	21,336
Other	12,479	352

Total gross deferred tax assets	91,088	89,906
Less: Valuation allowance	(2,376)	(10,539)

Deferred tax assets	$88,712	$79,367

Deferred tax liabilities:
Property and equipment	$9,143	$1,158
Intangible assets	—	158
Deferred lease revenue	19	108

Total gross deferred tax liabilities	9,162	1,424

Net deferred tax assets	$79,550	$77,943

The Company has not provided income taxes on approximately $15.1 million of undistributed earnings as of June 30, 2008 from certain foreign subsidiaries. The Company plans to permanently invest the earnings in the foreign subsidiaries and therefore has not recorded a deferred tax liability associated with the undistributed earnings.

At June 30, 2008, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $7.3 million. The net operating loss carryforwards expire in 2020 through 2022. The entire amount of the net operating loss carryforwards are subject to limitations under Section 382 of the Internal Revenue Code ("Section 382"). Section 382 limits the amount of carryforwards available per year for use against future taxable income. Based on the Company's projections of taxable income, the Company expects to utilize all of its federal net operating loss carryforwards. The Company also has net operating losses in foreign countries. Management has determined that these losses are not more likely than not to be realized and therefore has established a valuation allowance.

At June 30, 2008, capital loss carryforwards of $25.4 million, which were fully reserved by a valuation allowance, expired unused.

The Company recorded $13.7 million and $2.7 million as an increase to stockholder's equity for certain tax benefits from employee share-based compensation for the years ended June 30, 2008 and 2007, respectively.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FIN 48

On July 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, which creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. As a result of the adoption of FIN 48, the Company recorded $22.9 million of liabilities for unrecognized tax benefits of which $8.8 million were accounted for as an increase to stockholder's equity on July 1, 2007. This liability was reduced to $22.4 million at June 30, 2008. Of this amount, $18.2 million, if recognized, would impact the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits as tax expense. As of June 30, 2008, the Company had $2.0 million and $130,000 accrued for the payment of interest and penalties, respectively. Interest of $937,000 and penalties of $12,000 were accrued during the year ended June 30, 2008. Changes to the balance of unrecognized tax benefits are as follows:

(in 000s)
Balance at July 1, 2007	$22,882
Additions based on tax provisions related to current year	2,040
Additions for tax positions of prior years	1,803
Reductions for tax positions of prior years	(4,399)
Settlements	(312)
Lapse of statute of limitations	(136)
Foreign currency translation adjustment	502

Balance at June 30, 2008	$22,380

The Company files numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States federal income tax examinations for years before 1995 and is no longer subject to state and local, or foreign income tax examinations for years before 2000.

The Internal Revenue Service ("IRS") commenced examination of the Company's United States federal income tax returns for 2003 through 2005 in the fourth quarter of 2006. To date, the IRS has proposed, and management has agreed to certain adjustments related to the open tax years that have been recorded in the income tax provision. It is reasonably possible that within the next twelve months the Company will resolve some of the matters presently under consideration with the IRS which may increase or decrease unrecognized tax benefits for the open tax years. However, an estimate of such increase or decrease cannot reasonably be made.

13.   COMMITMENTS AND CONTINGENCIES

Commitments

The Company is obligated under several agreements to pay certain royalties ranging from approximately $100 to $3,000 per applicable game depending on the components in the gaming devices. Total royalty expense for the Company for the years ended June 30, 2008, 2007 and 2006 was $15.6 million, $18.0 million and $19.9 million, respectively, and is included in the cost of gaming equipment and systems in the accompanying consolidated statements of operations. In addition, the Company has obtained the rights to certain game themes and intellectual property that call for payment of royalties based on either fixed amounts or variable amounts based on game performance.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company also paid approximately $1.2 million, $1.1 million and $0.7 million in fiscal 2008, 2007 and 2006, respectively, for the use of the Bally trademark. The fee is based upon the number of units produced using the trademark; the first 20,000 units produced are charged a fee of $25 per unit and any units produced over 20,000 are charged a fee of $35 per unit.

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, or other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company has not recorded any loss accruals for these contingencies unless otherwise noted below.

Litigation

In February 2005, the SEC initiated an informal inquiry and requested documents and information regarding matters related to the allegations in class action suits brought against the Company and similar matters. In August 2005, the SEC notified the Company that its investigation had entered a formal phase, and requested additional information from the Company covering the same general areas that were addressed in the informal inquiry. Management is cooperating fully with the SEC in this matter.

In August 2004, Shuffle Master sued the Company in the United States District Court for the District of Nevada, alleging infringement of various patents in connection with the Company's MindPlay product line and seeking injunctive relief and damages in an unspecified amount. In June 2005, it was announced that IGT had acquired an interest in the patents at issue in the case, and thereafter, IGT joined the case as a plaintiff. In December 2005, the District Court issued a ruling construing the claim terms of all the patents in the suit. Cross-motions for summary judgment were filed and were heard and, on March 21, 2008, the court granted Bally's motions, ruling that one of the two patents asserted by IGT and Shuffle Master was invalid and that Bally's products did not infringe on the other patent. This ruling disposed of IGT's and Shuffle Master's case against the Company. The remaining issues in the case have been resolved by a settlement among the parties and the case has been dismissed.

On December 7, 2004, IGT filed a patent infringement lawsuit against the Company in the United States District Court for the District of Nevada. The complaint asserts that the Company's wheel-based games, such as Monte Carlo™, Lucky Wheel™ and Cash For Life™, its games with a reel in the top box, such as Bonus Frenzy™, and its iVIEW™ products infringe on patents held by IGT, and seeks injunctive relief and damages in unspecified amounts. The Company believes IGT's claims are without merit and is vigorously defending itself against the lawsuit. As part of its defense, the Company has asserted counterclaims against IGT, including claims that IGT's patents are invalid, unenforceable and not infringed, as well as several claims that IGT has engaged in anti-competitive conduct in violation of state and federal antitrust laws. By its counterclaims, the Company is seeking damages and other relief from IGT. IGT's motion to dismiss the Company's antitrust claims was denied in January 2006, and in March 2007, the court denied IGT's motions for summary judgment with respect to the antitrust claims dealing with the wheel game market. The court issued its claims construction rulings in May 2007 and the parties filed assorted motions for summary judgment on November 16, 2007. Oral arguments regarding the motions were held on June 30, 2008 and August 12, 2008. At the latter hearing, the court denied IGT's motions to dismiss the Company's antitrust counterclaims against IGT. Other motions remain pending. Trial is currently scheduled for October 2008.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2006, IGT filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware. The complaint asserts that the Company's Bally Power Bonusing™ products infringe patents held by IGT, and seeks injunctive relief and damages in unspecified amounts. The court took IGT's motion for a preliminary injunction off-calendar and has set a May 2009 trial date. The Company believes IGT's claims are without merit and is vigorously defending itself against the lawsuit.

In September 2006, the Company filed a patent infringement lawsuit against IGT in the United States District Court for the District of Nevada. The complaint asserts that certain of IGT's bonus wheel games infringe a patent held by the Company, and seeks injunctive relief and damages. IGT filed an answer generally denying the claims and has filed a motion for summary judgment, which the Company is opposing. In December 2007, the District Court issued a ruling construing the claim terms of the patent in the suit. No trial date has been set.

The Company is also a party to various lawsuits relating to routine matters incidental to our business. Management does not believe that the outcome of such litigation, including the matters above, in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

14.   SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in two business segments: (i) Bally Gaming Equipment and Systems which designs, manufactures, assembles, distributes and operates gaming devices and licenses computerized monitoring and bonusing systems for gaming devices, and (ii) Casino Operations which owns and operates a casino in Vicksburg, Mississippi. The accounting policies of these segments are consistent with the Company's policies for the consolidated financial statements. The table below presents

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

information as to the Company's revenues, operating income (loss), identifiable assets, goodwill, capital expenditures and depreciation and amortization by segment:

	Year Ended June 30,
	2008	2007	2006
	(in 000s)
Revenues:
Gaming Equipment and Systems	$852,392	$634,643	$492,654
Casino Operations	47,299	47,675	48,993

Total revenues	$899,691	$682,318	$541,647

Inter-segment revenues:
Gaming Equipment and Systems	$1,076	$516	$746
Casino Operations	—	—	—

Total inter-segment revenues	$1,076	$516	$746

Operating income (loss):
Gaming Equipment and Systems	$215,520	$79,741	$(30,631)
Casino Operations	17,474	17,925	17,408
Corporate	(33,801)	(30,663)	(30,275)

Total operating income (loss)	$199,193	$67,003	$(43,498)

Identifiable assets:
Gaming Equipment and Systems	$848,985	$701,616	$572,156
Casino Operations	47,296	46,837	44,635
Corporate	98,843	76,442	71,090

Total identifiable assets	$995,124	$824,895	$687,881

Goodwill:
Gaming Equipment and Systems	$162,727	$161,708	$161,303
Casino Operations	—	—	—
Corporate	—	—	—

Total goodwill	$162,727	$161,708	$161,303

Capital expenditures:
Gaming Equipment and Systems	$10,945	$13,330	$10,095
Casino Operations	3,302	3,972	5,069
Corporate	4,036	3,028	414

Total capital expenditures	$18,283	$20,330	$15,578

Depreciation and amortization:
Gaming Equipment and Systems	$14,767	$18,072	$19,435
Casino Operations	2,755	2,917	3,481
Corporate	1,391	1,387	1,385

Total depreciation and amortization	$18,913	$22,376	$24,301

The Company has operations based primarily in the United States with a significant sales and distribution office based in Europe.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents information as to the Company's revenues, operating income (loss), identifiable assets, goodwill, capital expenditures and depreciation and amortization by geographic region:

	Year Ended June 30,
	2008	2007	2006
	(in 000s)
Revenues:
United States and Canada	$765,226	$602,282	$487,753
Europe	48,897	33,181	23,043
Other foreign	85,568	46,855	30,851

Total revenues	$899,691	$682,318	$541,647

Operating income (loss):
United States and Canada	$171,376	$54,961	$(46,449)
Europe	15,669	7,314	108
Other foreign	12,148	4,728	2,843

Total operating income (loss)	$199,193	$67,003	$(43,498)

Identifiable assets:
United States and Canada	$851,019	$738,821	$632,343
Europe	53,070	45,543	32,482
Other foreign	91,035	40,531	23,056

Total identifiable assets	$995,124	$824,895	$687,881

Goodwill:
United States and Canada	$143,145	$143,145	$143,145
Europe	19,582	18,563	18,158
Other foreign	—	—	—

Total goodwill	$162,727	$161,708	$161,303

Capital expenditures:
United States and Canada	$14,329	$17,307	$15,205
Europe	522	647	309
Other foreign	3,432	2,376	64

Total capital expenditures	$18,283	$20,330	$15,578

Depreciation and amortization:
United States and Canada	$16,460	$21,012	$23,393
Europe	849	673	781
Other foreign	1,604	691	127

Total depreciation and amortization	$18,913	$22,376	$24,301

15.   401(k) PLAN

The Company is the sponsor of the Bally Technologies, Inc. 401(k) Savings Plan (the "401(k) Plan"). The 401(k) Plan was adopted for domestic employees of Bally Technologies, Inc. and all its domestic subsidiaries. Employees may enroll in the plan after meeting certain age and length of employment

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

criteria, and plan participants may defer up to 25% of their compensation, up to certain IRS imposed limitations.

The Company matches 50% of any participant's contributions, up to the first 6% of their compensation (as the term "compensation" is defined in the 401(k) plan document). Company matching contributions totaled approximately $2.3 million, $1.5 million and $1.3 million for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

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

16.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth unaudited quarterly financial information for the years ended June 30, 2008 and 2007.

	Fiscal Year 2008 Quarterly Results
	September 30,	December 31,	March 31,	June 30,
	(in 000s, except per share data)
Statement of Operations Data:
Revenues	$189,030	$230,652	$232,609	$247,400
Cost of gaming equipment, systems and casino operations	77,434	103,615	97,510	102,930
Selling, general and administrative	52,271	60,992	60,416	65,592
Income from continuing operations before income taxes and minority interest	35,779	40,675	50,642	51,520
Income tax expense	(13,109)	(15,235)	(18,939)	(19,510)
Net income	$21,282	$24,416	$30,249	$31,260

Basic income per share	$0.39	$0.45	$0.55	$0. 57

Diluted income per share	$0.37	$0.42	$0.52	$0.54

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year 2007 Quarterly Results
	September 30,	December 31,	March 31,	June 30,
	(in 000s, except per share data)
Statement of Operations Data:
Revenues	$153,765	$150,946	$175,218	$202,389
Cost of gaming equipment, systems and casino operations	78,151	75,966	86,778	93,029
Selling, general and administrative	49,420	50,427	51,303	55,953
Income (loss) from continuing operations before income taxes and minority interest	1,660	(3,265)	11,352	28,359
Income tax benefit (expense)	(671)	2,358	(4,493)	(8,169)
Net income (loss)	$(225)	$(2,515)	$6,582	$18,486

Basic income (loss) per share	$0.00	$(0.05)	$0.12	$0.35

Diluted income (loss) per share	$0.00	$(0.05)	$0.12	$0.33

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years ended June 30, 2008, 2007 and 2006

	Balance at Beginning of Year	Additions	Net Write-offs/ (Recoveries)	Balance at End of Year
	(in 000s)
Allowance for doubtful accounts:
Year Ended June 30, 2008	$8,481	$5,234	$1,660	$12,055
Year Ended June 30, 2007	$8,073	$1,692	$1,284	$8,481
Year Ended June 30, 2006	$10,340	$1,483	$3,750	$8,073

QuickLinks

BALLY TECHNOLOGIES, INC. FORM 10-K Year Ended June 30, 2008
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* Among Bally Technologies Inc., The S&P 500 Index, The Russell 2000 Index And A Peer Group
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
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2008 AND 2007
BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE YEARS ENDED JUNE 30, 2008
BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE THREE YEARS ENDED JUNE 30, 2008
BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE YEARS ENDED JUNE 30, 2008
BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS Years ended June 30, 2008, 2007 and 2006