Form 10-Q
period 2008-09-30
BALLY TECHNOLOGIES, INC.
filed 2008-11-07
CIK 2491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

☒  Yes  ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☒ Large Accelerated Filer	☐ Accelerated Filer

☐ Non-Accelerated Filer (do not check if a smaller reporting company)	☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes  ☒  No

The number of shares of Common Stock, $0.10 par value, outstanding as of November 3, 2008, according to the records of the registrant’s registrar and transfer agent was 54,812,000 which do not include 1,913,000 shares held in treasury.

PART I

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2008	2008
	(in 000s, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$57,316	$66,570
Restricted cash	12,500	13,111
Accounts and notes receivable, net of allowances for doubtful accounts of $11,498 and $12,055	207,071	215,762
Inventories	80,907	94,238
Income tax receivable	11,810	8,534
Deferred income tax assets	68,816	68,816
Deferred cost of revenue	54,036	58,983
Other current assets	21,681	21,673
Total current assets	514,137	547,687

Restricted long-term investments	10,551	10,469
Long-term receivables	10,870	10,653
Property, plant and equipment, net	70,710	71,107
Leased gaming equipment, net	95,509	101,280
Goodwill	162,136	162,727
Intangible assets, net	34,171	36,249
Deferred income tax assets	10,746	10,734
Long-term deferred cost of revenue	35,820	35,211
Other assets, net	18,884	9,007
Total assets	$963,534	$995,124
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,631	$44,888
Accrued liabilities	49,895	63,328
Customer deposits	19,357	29,496
Jackpot liabilities	14,560	13,614
Deferred revenue	119,727	129,909
Current maturities of long-term debt and capital leases	35,306	13,163
Total current liabilities	270,476	294,398

Long-term debt and capital leases, net of current maturities	253,457	291,341
Long-term deferred revenue	58,649	55,691
Other income tax liability	18,750	18,750
Other liabilities	7,730	9,837
Total liabilities	609,062	670,017
Minority interest	902	1,782
Commitments and contingencies (Note 8)
Stockholders’ equity:
Special stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 115 shares issued and outstanding	12	12
Common stock, $.10 par value; 100,000,000 shares authorized; 56,722,000 and 56,318,000 shares issued and 55,202,000 and 55,144,000 outstanding	5,666	5,626
Treasury stock at cost, 1,520,000 and 1,174,000 shares	(36,716)	(25,041)
Additional paid-in capital	314,694	302,146
Accumulated other comprehensive income	296	1,268
Retained earnings	69,618	39,314
Total stockholders’ equity	353,570	323,325
Total liabilities and stockholders’ equity	$963,534	$995,124

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,
	2008	2007
	(in 000s, except per share amounts)
Revenues:
Gaming equipment and systems	$159,574	$123,532
Gaming operations	67,776	54,078
Casino operations	10,048	11,420
	237,398	189,030
Costs and expenses:
Cost of gaming equipment and systems (1)	75,592	54,663
Cost of gaming operations	20,560	18,059
Direct cost of casino operations	4,355	4,712
Selling, general and administrative	58,437	52,271
Research and development	19,871	13,309
Depreciation and amortization	5,106	4,854
	183,921	147,868
Operating income	53,477	41,162

Other income (expense):
Interest income	1,156	977
Interest expense	(5,093)	(7,237)
Other, net	(2,566)	877

Income before income taxes and minority interest	46,974	35,779
Income tax expense	(17,137)	(13,109)
Minority interest	467	(1,388)

Net income	$30,304	$21,282

Basic and diluted earnings per share:
Basic earnings per share	$0.55	$0.39
Diluted earnings per share	$0.52	$0.37

Weighted average shares outstanding:
Basic	55,070	54,043
Diluted	58,124	57,416

(1) Cost of gaming equipment and systems exclude amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2008	2007
	(in 000s)
Cash flows from operating activities:
Net income	$30,304	$21,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,649	14,115
Share-based compensation	3,558	3,734
Tax benefit of stock option exercises	—	30
Excess tax benefit of stock option exercises	(580)	(2,057)
Excess tax liability of stock option exercises	—	191
Deferred income tax (benefit) expense	(3,288)	(33)
Provision for doubtful accounts	(800)	(316)
Write-off of debt issuance costs	786	—
Inventory and other asset write-downs	2,841	2,058
Other	77	1,141
Changes in operating assets and liabilities:
Accounts and notes receivable	11,463	13,103
Inventories	5,656	(36,459)
Other current assets	70	(1,053)
Accounts payable	(13,343)	111
Accrued liabilities and jackpot liabilities	(26,335)	9,967
Deferred revenue and deferred cost of revenue	(2,886)	(16)
Net cash provided by operating activities	25,172	25,798

Cash flows from investing activities:
Capital expenditures	(3,968)	(3,891)
Restricted cash and investments	671	(267)
Additions to other long-term assets	(166)	(754)
Net cash used in investing activities	(3,463)	(4,912)

Cash flows from financing activities:
Capitalized debt issuance costs	(10,728)	—
Pay-off of debt from refinancing	(14,553)	—
Reduction of long-term debt and capital leases	(1,188)	(17,125)
Purchase of treasury stock	(11,675)	—
Excess tax benefit of stock option exercises	580	2,057
Excess tax liability of stock option exercises	—	(191)
Proceeds from exercise of stock options and employee stock purchases	7,476	4,774
Net cash used in financing activities	(30,088)	(10,485)

Effect of exchange rate changes on cash	(875)	351

Cash and cash equivalents:
Increase (decrease) for period	(9,254)	10,752
Balance, beginning of period	66,570	40,842
Balance, end of period	$57,316	$51,594

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information is related to the unaudited condensed consolidated statements of cash flows:

	Three Months Ended September 30,
	2008	2007
	(in 000s)
Cash paid for interest	$9,833	$6,961
Cash paid for income taxes	18,398	10,969

Non-cash investing and financing transactions:
Pay-off of debt from refinancing	$275,000	$—
Transfer of inventory to leased gaming equipment (1)	10,308	20,325
Reclassify property, plant and equipment to inventory (1)	5,009	3,059
Accrual of capital expenditures	577	613
Consolidation of variable interest entities	198	213

(1)                                  As a result of the inability to separately identify the cash flows associated with the construction of leased gaming equipment, the Company has included all additions to leased gaming equipment as an increase in inventory under cash used in operating activities in the unaudited condensed consolidated statement of cash flows. In addition, cash generated from the sale of used gaming equipment classified as leased gaming equipment is also included in cash provided by operating activities in the unaudited condensed consolidated statement of cash flows. The Company has one process to procure raw materials for the assembly of both inventory and leased gaming equipment. The materials requisition planning process considers the number of devices the Company expects to build for sale and for use in its gaming operations division during a particular period, but it does not separately earmark purchases for leased gaming equipment. Without such an earmarking process, the Company is unable to determine whether the parts used to construct leased gaming equipment during a particular period came from inventory on hand at the beginning of the period or was constructed from inventory procured during the period of deployment, thus requiring the expenditure of cash.

BALLY TECHNOLOGIES, INC.

FORM 10-Q

Notes to Unaudited Condensed Consolidated Financial Statements

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with  accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of Bally Technologies, Inc. (“Bally” or the “Company”), a Nevada corporation, and its subsidiaries for the respective periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

The Company is the general partner of Rainbow Casino Vicksburg Partnership (“RCVP”), which operates the Rainbow Casino. The limited partner is entitled to receive 10% of the net available cash flows of RCVP after debt service and other items, as defined in the limited partnership agreement, which increases to 20% of the net available cash flows based on the incremental amount of revenues in excess of $35.0 million, payable quarterly through December 31, 2010. The Company holds the remaining economic interest in the partnership. The Company consolidates RCVP and records an adjustment to reflect the portion of the earnings of RCVP attributable to the limited partner as minority interest.

The Company consolidates certain Atlantic City progressive trusts (the “Trusts”).  The Trusts are consolidated based on the premise they do not have sufficient equity investment at risk to permit the Trusts to finance their activities without additional financial support from the Company. As of September 30, 2008 and June 30, 2008, the Company consolidated $6.6 million and $6.4 million, respectively, in total assets and liabilities, primarily consisting of restricted cash accounts and restricted investments (included in other assets in the unaudited condensed consolidated balance sheets) and related jackpot liabilities. The following revenues and costs were also consolidated:

	Three Months Ended September 30,
	2008	2007
	(in 000s)
Gaming operations revenue	$910	$1,681
Cost of gaming operations	1,515	548

All intercompany accounts and transactions have been eliminated in consolidation.

Recently adopted accounting pronouncements

On July 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, for all financial assets and liabilities that are recognized or disclosed at fair value in its consolidated financial statements.   SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.

The Company has not adopted all the provisions of SFAS No. 157 as the FASB delayed the effective date of the application of SFAS No. 157 to nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008.  The partial adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements. The Company is currently in the process of evaluating the impact of adopting the remaining provisions of SFAS No. 157 on its consolidated results of operations, financial position and cash flows.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, became effective for the Company on July 1, 2008 and provides for an irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings.  The Company chose not to elect the fair value option to any of its financial instruments.

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts reflected in the accompanying unaudited condensed consolidated balance sheets for cash equivalents, accounts and notes receivable, investment to fund jackpot liabilities, accounts payable, jackpot liabilities and variable rate long-term debt approximate their respective fair values.

Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market. Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overhead. Inventories consist of the following:

	September 30, 2008	June 30, 2008
	(in 000s)
Raw materials	$57,240	$59,423
Work-in-process	1,502	709
Finished goods	22,165	34,106
Total	$80,907	$94,238

The Company recorded inventory write-downs totaling approximately $2.8 million and $2.1 million for the three months ended September 30, 2008 and 2007, respectively. These charges are classified in cost of gaming equipment and systems in the unaudited condensed consolidated statements of operations.

Recently issued accounting pronouncements not yet adopted

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company expects to adopt FSP 142-3 beginning in fiscal 2010.  The guidance contained in this FSP for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements of FSP 142-3 must be applied prospectively to all intangible assets recognized in the Company’s financial statements as of the effective date. The Company does not believe that the adoption of FSP 142-3 will have a material effect on its consolidated results of operations, financial position and cash flows.

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

2.             EARNINGS PER SHARE

Basic earnings per share is computed by dividing reported earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities.

The following computation of basic and diluted earnings per share applicable to the Company’s common stock is as follows:

	Three Months Ended September 30,
	2008	2007
	(in 000s, except per share amounts)
Net income	$30,304	$21,282
After tax interest expense on convertible debt	69	86
Dilutive earnings	$30,373	$21,368

Weighted average common shares outstanding	55,070	54,043
Dilutive effect of:
Stock options, Restricted Stock Units (“RSU”) and restricted stock	2,835	3,083
Warrants	21	16
Convertible debt (1)	198	274
Weighted average diluted shares outstanding	58,124	57,416

Basic earnings per share	$0.55	$0.39
Diluted earnings per share	$0.52	$0.37

(1) The Company has certain related party debt outstanding which is convertible into common stock at the Company’s discretion. See Note 5, Related Party Transactions.

Certain securities were excluded from the diluted per share calculation because their inclusion would be anti-dilutive. Such securities consist of the following:

	Three Months Ended
	September 30,
	2008	2007
	(in 000s)
Stock options, RSU and restricted stock	632	3

3.             GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

		September 30, 2008			June 30, 2008
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in 000s)
Computer software	3 - 9	$25,454	$(15,465)	$9,989	$25,207	$(14,506)	$10,701
License rights	3 - 5	2,116	(1,637)	479	2,199	(1,630)	569
Capitalized regulatory approval costs	3	563	(514)	49	563	(503)	60
Trademarks	5	2,203	(1,903)	300	2,203	(1,792)	411
Core technology	5 - 8	19,595	(3,827)	15,768	19,595	(2,949)	16,646
Contracts	10	10,043	(4,610)	5,433	10,043	(4,359)	5,684
Other intangibles	5 - 7	7,085	(4,932)	2,153	7,113	(4,935)	2,178
Total		$67,059	$(32,888)	$34,171	$66,923	$(30,674)	$36,249

Total amortization expense related to intangible assets was $2.2 million and $1.6 million for the three months ended September 30, 2008 and 2007, respectively, which included computer software amortization expense of $1.0 million and $0.7 million for the three months ended September 30, 2008 and 2007, respectively. Future amortization of intangible assets is scheduled as follows:

Year Ended June 30,	(in 000s)
2009 (remaining nine months of fiscal year)	$6,979
2010	8,664
2011	6,728
2012	4,858
2013	4,377
Thereafter	2,565
Total	$34,171

All goodwill is associated with the Gaming Equipment and Systems segment. The changes in the carrying amount of goodwill for the three months ended September 30, 2008, are as follows:

(in 000s)
Balance at June 30, 2008	$162,727
Foreign currency translation adjustment	(591)
Balance at September 30, 2008	$162,136

4.             LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital leases consist of the following:

	September 30,	June 30,
	2008	2008
	(in 000s)
Revolving credit facility	$50,000	$—
Term loan facility	225,000	289,553
Capital lease obligations	8,089	9,262
Related party debt (see Note 5)	5,600	5,600
Other, generally unsecured	74	89
Long-term debt and capital leases	288,763	304,504
Less current maturities	(35,306)	(13,163)
Long-term debt and capital leases, less current maturities	$253,457	$291,341

On September 29, 2008, the Company entered into a new $225.0 million term loan and a new $75.0 million revolving credit facility (collectively, the “Credit Facility”). The Company also has the option to request an increase in the size of the term loan and/or revolving credit facility by up to $50.0 million in the aggregate provided that certain conditions are met.  The proceeds from the Credit Facility were used to repay existing bank term loans totaling $290.0 million and to pay for transaction fees and expenses totaling $10.7 million which are being amortized over the term of the Credit Facility.

As of September 30, 2008, there was $25.0 million of undrawn availability under the revolving credit facility.  Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit.  As of September 30, 2008, there were no outstanding letters of credit.

The interest rate on the Credit Facility is set at LIBOR plus 3.25% through March 2009 (7.30% at September 30, 2008) and thereafter is subject to a leverage based pricing grid. If the Company’s leverage ratio, as defined under the Credit Facility, is greater than 1.5, the interest rate will be LIBOR plus 3.25%; if the leverage ratio is between 1.0 and 1.5, the interest rate will be LIBOR plus 3.00%; and if the leverage ratio is below 1.0, the interest rate will be LIBOR plus 2.75%.

The term loan requires quarterly principal reductions of $6.25 million during the first year, $8.75 million during the second year and $11.25 million during each of the third and fourth years, with a balloon payment due in September 2012. The Credit Facility matures in September 2012.  The Credit Facility is collateralized by substantially all of the Company’s domestic property and is guaranteed by each of the Company’s domestic subsidiaries, other than the entity that holds the Company’s interest in its Rainbow Casino, and is secured by a pledge agreement. The Credit Facility contains a number of maintenance and other covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries to dispose of assets, incur additional indebtedness or issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of the Company’s subsidiaries, engage in mergers or acquisitions or certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities. The Company was in compliance with these covenants as of September 30, 2008.

The financial covenants under the Credit Facility consist of a leverage ratio and a fixed charges coverage ratio. The leverage ratio is computed as total debt outstanding at the end of the quarter divided by the trailing twelve months Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), excluding certain cash and non-cash charges. The Company’s leverage ratio as of September 30, 2008 was 1.00 versus a maximum allowable of 2.50 through March 31, 2009.  From April 1, 2009 to March 31, 2010, the Company’s maximum leverage ratio is 2.25; from April 1, 2010 and thereafter, the maximum leverage ratio is 2.00 until maturity of the Credit Facility. The fixed charges coverage ratio is computed as EBITDA, adjusted for both the trailing twelve months capital expenditures and cash taxes paid, divided by the trailing twelve months interest charges plus all payments of principal made during the previous twelve months. The fixed charges coverage ratio as of September 30, 2008 was 3.34 versus the covenant minimum of 2.00.

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

The Company’s related party debt, which totaled approximately $5.6 million as of September 30, 2008 and June 30, 2008, consists primarily of the debt owed to the former principals of Sierra Design Group (“SDG”).  See Note 5, Related Party Transactions.

5.             RELATED PARTY TRANSACTIONS

In connection with the previous acquisition of SDG, the consideration paid included subordinated debt issued to the former principals of SDG. Certain of the former principals are now employees of the Company. The following table presents the outstanding related party debt and interest rates as of September 30, 2008 and June 30, 2008:

	September 30, 2008		June 30, 2008
	Interest Rate	Outstanding Debt	Interest Rate	Outstanding Debt
	(in 000s)
SDG	7. 24%	$5,600	7.24%	$5,600
Less current maturities		(2,800)		(2,800)
Related party debt, less current maturities		$2,800		$2,800

The notes payable to the former principals of SDG are payable in annual installments plus interest at LIBOR plus 2% through calendar year 2009. At the Company’s discretion, the principal and accrued interest thereon can be paid in cash, or can be converted into shares of the Company’s common stock using the average stock price for the 20 business days prior to the delivery of such shares.

In November 2007, the Company repurchased 149,253 shares of common stock for $6.0 million from Mr. Robert Luciano, a former principal of SDG and the Company’s Chief Technology Officer. The shares are included in treasury stock.

The Company leases a warehouse and office facility from an entity owned by Mr. Luciano. Rental payments totaled $120,000 and $112,000 for the three months ended September 30, 2008 and 2007, respectively.

6.             STOCKHOLDERS’ EQUITYAND SHARE-BASED AWARD PLANS AND COMPENSATION

Share Repurchase Plan

The Company’s Board of Directors approved a share repurchase plan under which, subject to price and market conditions, purchases of shares can be made from time to time in the open market or in privately negotiated transactions using available cash. On February 14, 2008, the Company’s Board of Directors increased the amount of common stock authorized to be repurchased to $75 million.  On August 12, 2008, the Company’s Board of Directors reset the limit under its existing share repurchase plan to $100 million.

During the three months ended September 30, 2008, the Company repurchased 326,000 shares of common stock for $11.0 million under the share repurchase plan. As of September 30, 2008, $89.0 million was authorized to be repurchased in future periods.

Share-Based Award Plans

Stock option activity as of and for the three months ended September 30, 2008 is summarized below:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)	(per share)	(years)	(in 000s)
Balance outstanding as of June 30, 2008	7,087	$17.61		$115,883
Granted	18	29.36
Exercised	(388)	18.48
Forfeited or expired	(16)	22.93
Balance outstanding as of September 30, 2008	6,701	$17.58	6.30	$63,342
Exercisable as of September 30, 2008	4,589	$16.59	5.95	$45,525

Restricted stock and RSU activity as of and for the three months ended September 30, 2008 is summarized below:

	Restricted Stock	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
	(in 000s)	(per share)	(years)	(in 000s)
Balance outstanding as of June 30, 2008	385	$26.64	556	$17.07
Granted	5	33.96	—	—
Vested	(84)	16.30	—	—
Forfeited or expired	—	—	—	—
Balance outstanding as of September 30, 2008	306	$29.58	556	$17.07
Vested as of September 30, 2008	—	—	534	$16.04

Share-Based Compensation

The following table presents share-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,
	2008	2007
	(in 000s)
Selling, general and administrative	$2,895	$3,250
Research and development	626	450
Cost of gaming equipment and systems and operations	37	34
Share-based compensation expense before tax	3,558	3,734
Income tax benefit	1,245	1,307
Net share-based compensation expense	$2,313	$2,427

As of September 30, 2008, there was $16.0 million of total unrecognized compensation expense related to the unvested portion of stock options which will be recognized over the subsequent 1.69 years. In addition, as of September 30, 2008, there was $7.0 million of total unrecognized compensation expense related to the unvested portion of restricted stock and RSUs which will be recognized over the subsequent 1.59 years.

7.             INCOME TAXES

The provision for income taxes for interim periods is based on the current estimate of the annual effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and is adjusted as necessary for quarterly events. The effective income tax rate was approximately 36% and 37% for the three months ended September 30, 2008 and 2007, respectively.

The Internal Revenue Service (“IRS”) commenced examination of the Company’s United States federal income tax returns for 2003 through 2005 in the fourth quarter of 2006. To date, the IRS has proposed, and management has agreed to, certain adjustments related to the open tax years that have been recorded in the income tax provision. It is reasonably possible that within the next twelve months the Company will resolve some of the matters presently under consideration with the IRS which may increase or decrease unrecognized tax benefits for the open tax years. However, an estimate of such increase or decrease cannot reasonably be made.

As of September 30, 2008, other liabilities include $22.4 million related to uncertain tax positions, $18.2 million of which, if recognized, would impact the effective tax rate.

8.             COMMITMENTS AND CONTINGENCIES

Litigation

In February 2005, the Securities and Exchange Commission (the “SEC”) initiated an informal inquiry and requested documents and information regarding matters related to the allegations in a class action suit brought against the Company and similar matters.  In September 2008, the Company and the SEC reached a settlement in which the Company, without admitting or denying the SEC’s findings, agreed to a cease and desist order that mandates compliance with federal securities laws and regulations related to financial reporting, record keeping, and internal controls. The SEC did not impose any fines, civil penalties, or monetary sanctions on the Company.

In December 2004, International Game Technology (“IGT”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Nevada. The complaint asserted that the Company’s wheel-based games, such as Monte Carlo™, Lucky Wheel™ and Cash For Life™, its games with a reel in the top box, such as Bonus Frenzy™, and its iVIEW™ products infringed on patents held by IGT, and sought injunctive relief and damages in unspecified amounts. As part of its defense, the Company asserted counterclaims seeking damages and other relief against IGT, including claims that IGT’s patents were invalid, unenforceable and not infringed, as well as several claims that IGT engaged in anti-competitive conduct in violation of state and federal antitrust laws. In October 2008, the court granted the Company’s motions for summary judgment, ruling that IGT’s two “wheel” patents and a touch-screen player-tracking patent were invalid; that even if the patents were valid, the Company’s wheel-based games at issue would not infringe; and that certain of the Company’s iVIEW products do not infringe the two asserted player-tracking patents. The court also found issues of material fact regarding IGT’s alleged inequitable conduct before the U.S. Patent and Trademark Office and denied IGT’s motions to dismiss those claims, leaving them for trial. The court said it will permit IGT to appeal the court’s summary judgments before proceeding to trial on the Company’s antitrust allegations against IGT.

In May 2006, IGT filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware. The complaint asserts that the Company’s Bally Power Bonusing™ products infringe patents held by IGT, and seeks injunctive relief and damages in unspecified amounts. The court took IGT’s motion for a preliminary injunction off-calendar and has set a May 2009 trial date. The Company believes IGT’s claims are without merit and is vigorously defending the lawsuit.

In September 2006, the Company filed a patent infringement lawsuit against IGT in the United States District Court for the District of Nevada. The complaint asserted that certain of IGT’s bonus wheel games infringe a patent held by the Company, and sought injunctive relief and damages. IGT filed an answer generally denying the claims and moved for summary judgment. In September 2008, the court granted IGT’s motions for summary judgment, declaring the wheel patent obvious and therefore invalid.

The Company is also a party to various lawsuits relating to routine matters incidental to our business. Management does not believe that the outcome of such litigation, including the matters above, in the aggregate, will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

9.             SEGMENT AND GEOGRAPHICAL INFORMATION

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

	Three Months Ended September 30,
	2008	2007
	(in 000s)
Revenues:
Gaming Equipment and Systems	$227,350	$177,610
Casino Operations	10,048	11,420
Total revenues	$237,398	$189,030

Inter-segment revenues:
Gaming Equipment and Systems	$557	$285
Casino Operations	—	—
Total inter-segment revenues	$557	$285

Operating income (loss):
Gaming Equipment and Systems	$59,105	$46,702
Casino Operations	2,887	3,842
Corporate	(8,515)	(9,382)
Total operating income	$53,477	$41,162

The Company has operations based primarily in the United States with a significant sales and distribution office based in Europe.  The table below presents information as to the Company’s revenues and operating income by geographic region:

	Three Months Ended September 30,
	2008	2007
	(in 000s)
Revenues:
United States and Canada	$203,240	$162,368
Europe	8,128	10,292
Other foreign	26,030	16,370
Total revenues	$237,398	$189,030

Operating income:
United States and Canada	$45,850	$34,308
Europe	2,436	3,943
Other foreign	5,191	2,911
Total operating income	$53,477	$41,162

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin this Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our key operating business divisions as of September 30, 2008. This overview is followed by a detailed analysis of our results of operations and our financial condition as of, and for, the three months ended September 30, 2008 and 2007.  References to “we,” “our,” “us,” or the “Company” refer to Bally Technologies, Inc. and its subsidiaries.

Forward Looking Statements

Certain statements made or incorporated by reference in this Quarterly Report on Form 10-Q, in our other filings with the Securities and Exchange Commission (“SEC”), in our press releases and in statements made by or with the approval of authorized personnel constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created thereby. Forward looking statements reflect intent, belief or current expectations with respect to, among other things, future events and financial trends affecting us. Forward looking statements are typically identified by words such as “believes,” “estimates,” “expects,” “anticipates,” “plans,” “should,” “would” and similar expressions.

Although we believe the expectations reflected in any forward looking statements are reasonable, readers are cautioned that forward looking statements involve known and unknown risks and uncertainties, are not guarantees of future performance and that actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied by such forward looking statements. These differences can arise as a result of the risks described in Item 1A, Risk Factors included in on our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 (the “2008 10-K”), as well as other factors such as the impact of competition, the impact of any prolonged downturn in the economy or the financial markets, our ability to service debt, product development, foreign operations, dependence on key personnel, the ability to integrate future acquisitions, regulation by gaming authorities, the outcome of pending litigation matters, gaming taxes, market risks and the potential adverse effects to our financial condition, results of operations or prospects.

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

Bally Gaming Equipment and Systems—Gaming Equipment

We design, manufacture, assemble, sell, maintain and operate a full range of technology-based gaming devices and related equipment, parts and conversion kits. These devices are normally configured to specific requirements based on a customer’s particular order. Gaming devices are differentiated by a number of factors including, but not limited to, game theme, cabinet style, pay table, game layout, betting denomination and minimum/maximum betting amount.

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

Our ALPHA Elite™ cabinet series features interchangeable video and mechanical-reel configurations and is recognized for its modularity, meaning that gaming operators can easily convert one game into another without having to invest in a whole new device. In addition to easily changing the cabinet from one game to another, the modularity of our cabinets allows gaming operators to convert cabinets from video to mechanical-reel games and easily replace top boxes, button decks, and other key parts, protecting gaming operators’ previously invested capital. The modularity of our cabinets, combined with the use of common parts, also makes maintenance easier for our customers, providing labor-saving benefits to gaming operators, while enabling a quicker manufacturing turn-around.

Our CineVision™ cabinet series features a wide-screen display that enables unique, on-screen progressive features and bonus events. Enhancing this immersive interaction for players is a dynamic new surround-sound audio system and an advanced ergonomic design including padded armrests that creates a unique zone of comfort and privacy for players.

Our CineReels™ CineVision cabinet design enables us to offer the industry’s first seven-reel mechanical gaming device and another industry first, “micro-stepping” technology, that provides “all-stop” player control. This technology allows the player to immediately stop all of the reels at once by tapping the “spin” button, thus enabling the player to establish their own rhythm of game play rather than have the game dictate the pace of play.

Each gaming device contains an operating system referred to as a game platform. The game platform manages the software needed to run the device. Game platforms and the related computer systems are constantly updated and revised to keep pace with the ever-increasing complexity of modern game play requirements. The change in game play requirements is driven by, among other things, changes in consumer demand, capacity, security and regulation. The Linux-based ALPHA OS™   is the platform for our entire video and mechanical reel gaming device product offerings.

The ALPHA OS platform is designed to separate the gaming operating system from the game layer, which reduces the time required for game development. ALPHA OS is also designed to incorporate bonusing, free spin, scatter and other advanced game features, while providing internal and third-party developers with a secure, easy-to-use programming environment that incorporates an advanced set of development tools. Moreover, ALPHA OS is designed to support networked and server-based gaming initiatives, including download of game results and game content and configuration management. Additionally, our layered architecture and modular design allows for adaptability and simplified requirement changes. ALPHA OS is designed to support Gaming Standard Association (“GSA”) standards and is compatible with most common accounting, ticketing and bonusing systems. ALPHA OS also supports various game bonusing, multi- denomination, multi-game and multi-pay table game configurations and can operate with stand alone, local and wide-area progressive products.

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

Rental and Daily-Fee Games:  We offer a variety of non-linked games and content on a rental basis for either a fixed daily fee or a fee based on the percentage of the net win generated by the gaming device. This category includes both gaming devices in which we retain ownership and depreciate over their estimated useful lives and gaming devices the casino purchases which are classified as game sales revenues in which we provide the game content on a daily-fee basis, that results in a lower daily-fee than if we were to lease the entire gaming device. We market our rental and daily-fee games under such titles as Hot Shot Progressive™, Quick Hit Platinum™, Golden Monkey™, Reel Winners™, Hee Haw® and Monte Carlo™.

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

Our systems typically provide casino operators features such as active, real-time monitoring tools for gaming devices, tools to collect and manage customer data, security to protect against theft and data loss, and marketing programs to enhance the gaming experience. Our casino enterprise product functionality has evolved from basic automation of manual activities to highly integrated mission critical applications as a result of the convergence of gaming content and system applications into a single gaming-floor network. We market a number of technology solutions as Bally’s Networked Floor of the Future™. Our Networked Floor of the Future product suite features products and technologies that are designed for and take advantage of high-speed Ethernet gaming-floor network environments.

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

•      Business Intelligence and Data Analysis:  The Bally Business Intelligence applications, which span across all our products, bring state-of-the-art data analytics to the casino’s key executive and marketing management teams. The executive dashboards, slot floor data and transaction visualization empowers casino operators to analyze customer activity and take proactive actions that enhance revenue and profits.

•      Download and Configuration Manager (DCM):  Our DCM product enables casinos to download marketing content on iVIEWs, configure gaming device paytables and game play options, and deliver new game content and game libraries from a central server.

We market our system product solutions under the broad categories of Bally CMS® (Casino Management Systems), Bally SMS® (Slot Management Systems) and Bally TMS™ (Table Management Systems).

Casino Operations

The Rainbow Casino, located in Vicksburg, Mississippi, began operations in July 1994. It was one of four casinos operating in the Vicksburg, Mississippi market during the period. The facility includes a 33,000 square-foot casino with 832 gaming devices and 10 table games, a 224-seat buffet-style restaurant, and a 20,000 square-foot conference center. The Casino also includes the 89-room Rainbow Hotel, which is owned and operated by a third party. Rainbow is marketed as a “locals” casino and draws mid-level gaming customers principally from within a 75-mile radius of Vicksburg. Our promotions are focused primarily on direct mail and special promotional events.

We are the general partner of Rainbow Casino Vicksburg Partnership, L.P. (“RCVP”), the limited partnership that operates Rainbow. The limited partner of RCVP is entitled to receive 10% of the net available cash flows of RCVP after debt service and other items, as defined in the limited partnership agreement, which increases to 20% of the net available cash flows based on the incremental amount of revenues in excess of $35.0 million, payable quarterly through December 31, 2010. We consolidate RCVP and record an adjustment to reflect the portion of earnings of RCVP attributable to minority shareholders.

The operation of casinos is a highly competitive business. Gaming of all types is available throughout Mississippi in numerous locations as well as in surrounding markets. The principal competitive factors in the industry include the structure, age and location of the facility, the nature, variety and quality of the amenities and customer services offered, and the continuous development, implementation and success of a variety of marketing programs. Our Rainbow Casino faces intense direct competition from other gaming facilities servicing the Vicksburg market, and, to a lesser degree, indirect competition from those servicing the Gulf Coast region. A new casino project adjacent to the Rainbow Casino opened in late October 2008 and a nearby competitor property recently expanded its casino and added 500 slot machines and the market’s largest live poker room.

Results of Operations

Our results of operations include the accounts of Bally Technologies, Inc., and its subsidiaries. We report our revenue and income in two reportable segments: the Bally Gaming Equipment and Systems segment, which includes our Gaming Equipment, Gaming Operations and Systems divisions, and our Casino Operations segment. Revenue from our Bally Gaming and Systems segment represented approximately 96% and 94% of our total revenues for the three months ended September 30, 2008 and 2007, respectively.

Bally Gaming Equipment and Systems

The summary financial results and operating statistics for our Bally Gaming Equipment and Systems segment for the three months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,
	2008	% Rev	2007	% Rev
	(dollars in millions)
Revenues:
Gaming Equipment	$107.3	47%	$84.3	48%
Gaming Operations	67.8	30%	54.1	30%
Systems	52.3	23%	39.2	22%
Total revenues	$227.4	100%	$177.6	100%

Gross Margin:
Gaming Equipment(1)	$47.4	44%	$38.9	46%
Gaming Operations	47.2	70%	36.0	67%
Systems(1)	36.6	70%	30.0	77%
Total gross margin	$131.2	58%	$104.9	59%

Selling, general and administrative	$48.1	21%	$41.0	23%
Research and development costs	19.9	9%	13.3	8%
Depreciation and amortization	4.1	2%	3.9	2%
Operating income	$59.1	26%	$46.7	26%

(1)   Gross Margin from Gaming Equipment and Systems excludes amortization related to certain intangibles including core technology and license rights, which are included in depreciation and amortization.

	Three Months Ended September 30,
	2008	2007
Operating Statistics
New gaming devices	6,598	5,151
Original Equipment Manufacturer (“OEM”) units	465	—
New unit Average Selling Price (“ASP”)	$14,062	$13,275

End of period installed base:
Gaming monitoring units installed base	314,000	291,000
Casino management systems installed base	608	558
Systems managed cashless games	282,000	233,000

Wide-area progressive	1,001	936
Local-area progressive	248	423
Total linked progressive systems	1,249	1,359

Rental and daily-fee games (1)	13,089	8,774
Lottery systems	8,122	8,004
Centrally determined systems (1) (2)	43,523	40,284

(1)           Certain devices previously included in centrally determined systems that were converted to standalone devices have been reclassified to rental and daily-fee games.

(2)           Daily fee revenue from approximately 7,844 and 7,859 units included in the centrally determined systems end of period installed base total as of September 30, 2008 and 2007, respectively, are currently being deferred based upon the completion of certain contractual commitments necessary to recognize the revenue under our revenue recognition policy.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Total revenues for our Bally Gaming Equipment and Systems segment increased $49.8 million, or 28%, in the three months ended September 30, 2008, when compared to the same period last year, as a result of the following:

Gaming Equipment Revenue. Gaming Equipment revenue increased by $23.0 million, or 27%, to approximately $107.3 million primarily as a result of a 28% increase in new gaming device sales to 6,598 units in the three months ended September 30, 2008, when compared to 5,151 units in the same period last year and a 6% increase in the ASP, excluding OEM units, of new gaming devices as the result of product mix and an increase in international sales with a higher ASP during the same period.

Gaming Equipment Gross Margin. Gaming Equipment gross margin decreased to 44% in the three months ended September 30, 2008 from 46%, in the same period last year, primarily as a result of an increase in inventory write-downs of $0.8 million and the sale of an additional 465 lower margin OEM units during the period.

Gaming Operations Revenue. Gaming Operations revenue increased $13.7 million, or 25%, to approximately $67.8 million in the three months ended September 30, 2008, when compared to the same period last year, primarily as a result of an increase in participation, rental and license revenue primarily from the following:

•      Our installed base of devices connected to our centrally determined systems (Class II, Video Lottery and iVIEW network) increased 8% from 40,284 units as of September 30, 2007 to 43,523 units as of September 30, 2008 primarily due to units added in Mexico; and

•      Our installed base of rental and daily fee games increased 49% from 8,774 units as of September 30, 2007 to 13,089 units as of September 30, 2008 primarily due to the popularity of our premium products and conversion of older Class II devices (classified as centrally determined systems) to Class III rental and daily-fee games.

Gaming Operations Gross Margin. Gross margin increased to 70% in the three months ended September 30, 2008 from 67%, in the same period last year, primarily as a result of the significant increases in both rental and participation revenue which had little associated variable costs.  Cost of gaming operations increased $2.5 million, or 14%, in the three months ended September 30, 2008 primarily due to depreciation expense included in cost of gaming operations which was $3.4 million higher due to the increase in Bally-owned gaming operations units and infrastructure installed in customer locations under rental and participation arrangements.

Systems Revenue. Systems revenue increased $13.1 million, or 33%, to approximately $52.3 million in the three months ended September 30, 2008 when compared to the same period last year primarily as a result of continued acceptance of our products, including our iVIEW player-communication devices and Bally Power Bonusing software, and an increase in the number of go-lives with new customers and incremental sales to existing customers during the period.  Systems maintenance revenue was $12.2 million representing an increase of $2.5 million, or 26%, in the three months ended September 30, 2008 when compared to $9.7 million in the same period last year.

Systems Gross Margin. Systems gross margin decreased to 70% in the three months ended September 30, 2008 from 77%, in the same period last year, primarily as a result of the large number of hardware sales recognized in the current quarter, when compared to the same period last year, which have a higher cost than software and other hardware sold by the Company.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $7.1 million, or 17%, in the three months ended September 30, 2008, when compared to the same period last year. Salaries and related expenses increased $8.6 million, or 26%, in the three months ended September 30, 2008, when compared to the same period last year, due primarily to increases in staffing to meet growing demands of the business brought about by the 28% increase in Gaming and Systems revenue.

The increase in salaries and related expenses was offset by a $1.2 million decrease in temporary labor and related outside services during the same period.  In addition, bad debt expense decreased $0.5 million during the three months ended September 30, 2008, when compared to the same period last year, due to improvements in the collections of accounts receivable.

Research and Development Costs. Research and development costs increased $6.6 million, or 50%, in the three months ended September 30, 2008, when compared to the same period last year, as a result of the increase in projects coupled with an increase in staffing.  The Company remains focused on its technology assets due to the competitive landscape that requires a continual investment in future generations of gaming products and systems.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.2 million, or 5%, in the three months ended September 30, 2008, when compared to same period last year, primarily as a result of certain intangible assets added in June 2008 which began amortizing during the period.

Casino Operations

The summary of our financial results and operating statistics for our Casino Operations is as follows:

	Three Months Ended September 30,
	2008	% Rev	2007	% Rev
	(dollars in millions)
Revenue	$10.0	100%	$11.4	100%

Selling, general and administrative	$2.1	21%	$2.2	19%
Depreciation and amortization	$0.7	7%	$0.7	6%
Operating income	$2.9	29%	$3.8	33%

Operating statistics:
Average number of gaming devices	832		817
Average number of table games	10		10

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Casino Operations.  Revenue decreased by 12% for the three months ended September 30, 2008 when compared to the same period last year due primarily to increased competition from the opening of a competitor’s expansion project in the fourth quarter of fiscal 2008. In addition, rising fuel prices and a downturn in the economy reduced patronage during the quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.1 million, or 5%, for the three months ended September 30, 2008 when compared to the same period last year due primarily to a decrease in advertising and promotional expenditures during the period.

Depreciation and Amortization Expense. Depreciation and amortization expense increased slightly for the three months ended September 30, 2008, when compared to the same period last year, as a result of the increase in the number of slot machines deployed during the period.

Parent Company

The summary financial results of Bally Technologies, Inc., our parent entity, are set forth below. These results also include certain other income and expenses that are otherwise not allocated to a specific business segment.

	Three Months Ended September 30,
	2008	2007
	(dollars in millions)
General and administrative	$8.2	$9.1
Depreciation and amortization	0.3	0.3
Operating loss	$8.5	$9.4

Other income (expense)
Interest income	$1.2	$1.0
Interest expense	(5.1)	(7.2)
Other, net	(2.6)	0.9
Total other expense	$(6.5)	$(5.3)

Income tax expense	$(17.1)	$(13.1)
Minority interest	$0.5	$(1.4)

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

General and Administrative Expenses. General and administrative expenses decreased $0.9 million, or 10%, in the three months ended September 30, 2008, when compared to the same period last year, primarily as a result of a decrease in payroll and related expenses of $0.7 million and a decrease in legal fees of $0.6 million which was offset by an increase in accounting and professional fees of $0.4 million during the same period.

Other Income (Expense). Other expense increased $1.2 million, or 23%, in the three months ended September 30, 2008, when compared to the same period last year.  Other expense increased primarily due to the write-off of previously capitalized debt issuance costs of $0.8 million upon the financing of the Company’s new term loan and revolving credit facility in the current quarter and an increase in losses incurred on foreign currency transactions as a result of the strengthening U.S. dollar.  Interest expense decreased $2.1 million primarily due to a reduction in both the principal balance and the interest rate on the term loan which decreased from 8.60% in three months ended September 30, 2007 to 5.80% in the same period this year.

Income Tax Expense.  The effective income tax rate for the three months ended September 30, 2008 was 36% compared to 37% for the same period last year. At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate, as necessary.

Minority Interest. Minority interest expense decreased in the three months ended September 30, 2008, when compared to the same period last year, due primarily to a reduction in earnings from certain variable interest entities due to a higher than average jackpot liability expense recognized during the quarter.

Financial Condition and Liquidity

Selected balance sheet accounts are as follows:

	September 30,	June 30,	Increase (decrease)
	2008	2008	Amount	%
	(in 000s)
Cash and cash equivalents	$57,316	$66,570	$(9,254)	(14)%

Total long-term debt and capital leases	$288,763	$304,504	$(15,741)	(5)%

Total current assets	$514,137	$547,687	$(33,550)	(6)%
Total current liabilities	270,476	294,398	(23,922)	(8)%
Net working capital	$243,661	$253,289	$(9,628)	(4)%

As of September 30, 2008 and June 30, 2008, we had $57.3 million and $66.6 million, respectively, in consolidated cash and cash equivalents which included approximately $3.8 million and $3.5 million, respectively, of cash utilized in our Casino Operations segment that is held in vaults, cages or change banks. Pursuant to various state gaming regulations, certain cash accounts are maintained to ensure availability of funds to pay wide-area progressive jackpot awards in installments rather than in one lump-sum. At September 30, 2008 and June 30, 2008, these accounts had an aggregate value of approximately $12.5 million and $13.1 million, respectively, which are classified as restricted cash in our unaudited condensed consolidated balance sheets.  In addition, we purchase U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive winnings in annual or weekly installment payments. These securities are included in restricted long-term investments in the accompanying unaudited condensed consolidated balance sheets, and totaled $14.6 million and $13.6 million as of September 30, 2008 and June 30, 2008, respectively.

Our net working capital decreased $9.6 million for the three months ended September 30, 2008. Cash and cash equivalents decreased by $9.3 million during the period.  Working capital was increased by a $13.3 million decrease in inventory, an $8.7 million decrease in net accounts and notes receivable and an increase in current maturities of long-term debt of $22.1 million and was offset by a $10.2 million decrease in deferred revenue, a $10.1 million decrease in customer deposits and a $26.7 million decrease in accounts payable and accrued liabilities.

On September 29, 2008, the Company entered into a new $225.0 million term loan and a new $75.0 million revolving credit facility (collectively, the “Credit Facility”).  The Company also has the option to request an increase in the size of the term loan and/or credit facility by up to $50.0 million in the aggregate provided that certain conditions are met.  The proceeds from the Credit Facility were used to repay existing bank term loans totaling $290.0 million and to pay for transaction fees and expenses totaling $10.7 million which are being amortized over the term of the Credit Facility.

As of September 30, 2008 there was $25.0 million of undrawn availability under the revolving credit facility.  Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit.  As of September 30, 2008, there were no outstanding letters of credit.

The interest rate on the Credit Facility is set at LIBOR plus 3.25% through March 2009 (or 7.30% at September 30, 2008) and thereafter is subject to a leverage based pricing grid. If the Company’s leverage ratio, as defined under the Credit Facility, is greater than 1.5, the interest rate will be LIBOR plus 3.25%; if the leverage ratio is between 1.0 and 1.5, the interest rate will be LIBOR plus 3.00%; and if the leverage ratio is below 1.0, the interest rate will be LIBOR plus 2.75%.

The term loan requires quarterly principal reductions of $6.25 million during the first year, $8.75 million during the second year and $11.25 million during each of the third and fourth years, with a balloon payment due in September 2012. The Credit Facility matures in September 2012.  The Credit Facility is collateralized by substantially all of the Company’s domestic property and is guaranteed by each of the Company’s domestic subsidiaries, other than the entity that holds the Company’s interest in its Rainbow Casino, and is secured by a pledge agreement.

The Credit Facility contains a number of maintenance and other covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries to dispose of assets, incur additional indebtedness or issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of the Company’s subsidiaries, engage in mergers or acquisitions or certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities. The Company was in compliance with these covenants as of September 30, 2008.

The financial covenants under the Credit Facility consist of a leverage ratio and a fixed charges coverage ratio. The leverage ratio is computed as total debt outstanding at the end of the quarter divided by the trailing twelve months Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), excluding certain cash and non-cash charges. The Company’s leverage ratio as of September 30, 2008 was 1.00 versus a maximum allowable of 2.50 through March 31, 2009.  From April 1, 2009 to March 31, 2010, the Company’s maximum leverage ratio is 2.25; from April 1, 2010 and thereafter, the maximum leverage ratio is 2.00 until maturity of the Credit Facility. The fixed charges coverage ratio is computed as EBITDA, adjusted for both the trailing twelve months capital expenditures and cash taxes paid, divided by the trailing twelve months interest charges plus all payments of principal made during the previous twelve months. The fixed charges coverage ratio as of September 30, 2008 was 3.34 versus the covenant minimum of 2.00.

Management believes that cash flows from current operating activities will provide us with sufficient capital resources and liquidity to operate our business for at least the next 12 months.

At September 30, 2008, we had no material commitments for capital expenditures.

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

Cash flows provided by operating activities was $25.2 million in the three months ended September 30, 2008 as compared to $25.8 million in the same period last year.

Cash flows used in investing activities totaled $3.5 million in the three months ended September 30, 2008 as compared to $4.9 million in the same period last year primarily as a result of:

•                  Capital expenditures of $4.0 million in the three months ended September 30, 2008 as compared to $3.9 million in the same period last year; and

•                  Reductions in restricted cash and investments of $0.7 million in the three months ended September 30, 2008 as compared to increases in restricted cash and investments of $0.3 million in same period last year.

Cash used by financing activities totaled $30.1 million in the three months ended September 30, 2008, as compared to $10.5 million in the same period last year, as a result of:

•                  Payoff of debt from refinancing of $14.6 million primarily from the proceeds from borrowings under the Credit Facility.  See Note 4 to unaudited condensed consolidated financial statements, Long-Term Debt and Capital Leases;

•                  Payment of capitalized debt issuance costs of $10.7 million under the Credit Facility;

•                  Principal payments on capital leases and other long term debt of $1.2 million in the three months ended September 30, 2008 as compared to $17.1 million in the same period last year.  During the three months ended September 30 2007, we made an unscheduled $15.0 million payment under the then existing term loan facility;

•                  Purchase of 326,098 shares of common stock for treasury for $11.0 million during the three months ended September 30, 2008;

•                  Cash provided from exercise of stock options and warrants of $7.5 million in the three months ended September 30, 2008 as compared to $4.8 million in the same period last year; and

•                  Excess net tax benefit from the exercise of stock options of $0.6 million and $1.8 million in the three months ended September 30, 2008 and 2007, respectively.

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2008 10-K. There were no material changes to those policies during the three months ended September 30, 2008.

Recently Issued Accounting Pronouncements

For a description of recently issued accounting pronouncements, see Note 1 to the unaudited condensed consolidated financial statements, Summary of Significant Accounting Policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of September 30, 2008, we had total debt outstanding of approximately $288.8 million, consisting primarily of $225.0 million outstanding under our term loan, $50.0 million borrowed under our revolving credit facility, $5.6 million in related party debt, (see Note 5 to unaudited condensed consolidated financial statements, Related Party Transactions) and $8.2 million in capital lease obligations and other debt. The interest rate for the term loan and the revolving credit facility is variable, based on LIBOR for six months after closing of the transaction and thereafter is subject to a leveraged based pricing grid.  See Note 4 to unaudited condensed consolidated financial statements, Long-Term Debt and Capital Leases. The related party debt is variable and is based on LIBOR. If the LIBOR rates were to increase or decrease by 100 basis points, with all other factors remaining constant, earnings would decrease or increase by approximately $2.8 million annually, on a pre-tax basis.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective due to the existing material weaknesses in our internal control over financial reporting previously identified and discussed in the 2008 10-K and below under “Management’s Report on Internal Control Over Financial Reporting —Material Weakness in Internal Control Over Financial Reporting Previously Reported.”

While management has concluded that we have a material weakness related to internal control over financial reporting, we have devoted a significant amount of time and resources to the analysis of the financial statements presented in this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008.  Accordingly, management believes that the financial statements included in this report fairly present in all material respects, our financial condition, results of operations and cash flows.

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

Management’s Report on Internal Control Over Financial Reporting

Our management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting that includes effective accounting policies and procedures. Our continuing progress in establishing adequate internal control over financial reporting is described below.

Material Weakness in Internal Control Over Financial Reporting Previously Reported

The specific material weakness identified by management as of June 30, 2008 and described in the 2008 10-K is described as follows:

Ineffective controls related to the operating effectiveness of revenue recognition.

As of June 30, 2008, we had a material weakness related to the operating effectiveness of revenue recognition controls as the newly implemented controls had not been operating for a sufficient period of time to be considered effective. Specific controls that we believe were not effective as of June 30, 2008, include: (i) the effectiveness of our policies and guidelines pertaining to the identification and communication by our sales organization of all terms of customer arrangements relevant to revenue recognition, (ii) the effectiveness of controls over reviews of changes to standardized contract language and timely communication of non-standard contract terms as it relates to revenue recognition, (iii) the effectiveness of controls over the accumulation of vendor specific objective evidence of fair value for undelivered software elements and identification of elements for which such analysis is required, and (iv) the effectiveness of our review of customer parts orders associated with systems sales prior to shipment for terms or conditions that may impact revenue recognition.

Changes in Internal Control Over Financial Reporting during the Fiscal Quarter Ended September 30, 2008

While management has continued to implement certain remediation activities described in the 2008 10-K, there were no changes in our internal control over financial reporting that occurred in the first quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The material weakness previously disclosed in the 2008 Form 10-K continues to exist as of September 30, 2008.

PART II

ITEM 1.          LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 8 to the unaudited condensed consolidated financial statements, Commitments and Contingencies, which is incorporated by reference in response to this item.

ITEM 1A.       RISK FACTORS

The Company is subject to risks and uncertainties that could cause our actual results to differ materially from the expectations expressed in the forward looking statements. Factors that could cause our actual results to differ from expectations are described under “Item 1A. Risk Factors” in the 2008 10-K, to which, except for the deletion of the risk factor entitled “The ongoing SEC investigation could adversely affect us” in connection with the Company’s settlement with the SEC in September 2008, there were no material changes during the period covered by this Quarterly Report on Form 10-Q.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors approved a share repurchase plan under which, subject to price and market conditions, purchases of shares can be made from time to time in the open market or in privately negotiated transactions using available cash. On August 12, 2008, the Company’s Board of Directors reset the existing share repurchase plan to purchase up to $100 million of common stock.  Our quarterly share repurchases under this plan, excluding treasury shares acquired in non-cash transactions related to forfeited stock awards and shares exchanged for options exercised, were as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (Per Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs
July 1 - July 31, 2008	—	—	—	$57,902,256	(1)
August 1 – August 31, 2008	—	—	—	$100,000,000
September 1 - September 30, 2008	326,098	$33.68	326,098	$89,017,373
Total	326,098	$33.68	326,098

(1)          Maximum number of shares before the Company’s Board of Directors reset the existing share repurchase plan limit to $100 million on August 12, 2008.

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

BALLY TECHNOLOGIES, INC.		Date: November 7, 2008

By	/s/Richard Haddrill
Richard Haddrill
President and Chief Executive Officer
(Principal Executive Officer)

By	/s/Robert C. Caller
Robert C. Caller
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)