Form 10-Q
period 2008-12-31
BALLY TECHNOLOGIES, INC.
filed 2009-02-06
CIK 2491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer (do not check if a smaller reporting company) ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

The number of shares of Common Stock, $0.10 par value, outstanding as of February 2, 2009, according to the records of the registrant’s registrar and transfer agent was 54,588,000 which do not include 2,285,000 shares held in treasury.

PART I

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2008	June 30, 2008
	(in 000s, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$63,209	$66,570
Restricted cash	16,009	13,111
Accounts and notes receivable, net of allowances for doubtful accounts of $11,100 and $12,055	196,841	215,762
Inventories	63,773	94,238
Income tax receivable	13,737	8,534
Deferred income tax assets	68,816	68,816
Deferred cost of revenue	50,459	58,983
Other current assets	23,860	21,673
Total current assets	496,704	547,687

Restricted long-term investments	11,021	10,469
Long-term receivables	12,923	10,653
Property, plant and equipment, net of accumulated depreciation of $61,770 and $59,217	75,979	71,107
Leased gaming equipment, net of accumulated depreciation of $105,967 and $93,839	98,113	101,280
Goodwill	161,981	162,727
Intangible assets, net	35,670	36,249
Deferred income tax assets	10,764	10,734
Long-term deferred cost of revenue	33,639	35,211
Other assets, net	16,267	9,007
Total assets	$953,061	$995,124
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,876	$44,888
Accrued liabilities	48,845	63,328
Customer deposits	19,136	29,496
Jackpot liabilities	16,302	13,614
Deferred revenue	100,547	129,909
Current maturities of long-term debt and capital leases	39,459	13,163
Total current liabilities	254,165	294,398

Long-term debt and capital leases, net of current maturities	241,250	291,341
Long-term deferred revenue	54,711	55,691
Other income tax liability	19,023	18,750
Other liabilities	8,074	9,837
Total liabilities	577,223	670,017
Minority interest	963	1,782
Commitments and contingencies (Note 8)
Stockholders’ equity:
Special stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 115 shares issued and outstanding	12	12
Common stock, $.10 par value; 100,000,000 shares authorized; 56,808,000 and 56,318,000 shares issued and 54,548,000 and 55,144,000 outstanding	5,675	5,626
Treasury stock at cost, 2,260,000 and 1,174,000 shares	(52,768)	(25,041)
Additional paid-in capital	318,766	302,146
Accumulated other comprehensive income	8	1,268
Retained earnings	103,182	39,314
Total stockholders’ equity	374,875	323,325
Total liabilities and stockholders’ equity	$953,061	$995,124

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
	(in 000s, except per share amounts)
Revenues:
Gaming equipment and systems	$157,241	$164,730	$316,815	$288,262
Gaming operations	66,407	54,178	134,183	108,256
Casino operations	9,646	11,744	19,694	23,164
	233,294	230,652	470,692	419,682
Costs and expenses:
Cost of gaming equipment and systems (1)	64,221	76,139	139,813	130,802
Cost of gaming operations	20,999	22,757	41,559	40,816
Direct cost of casino operations	4,320	4,719	8,675	9,431
Selling, general and administrative	59,516	60,992	117,953	113,263
Research and development costs	19,331	14,647	39,202	27,956
Depreciation and amortization	5,458	4,596	10,564	9,450
	173,845	183,850	357,766	331,718
Operating income	59,449	46,802	112,926	87,964

Other income (expense):
Interest income	947	1,027	2,103	2,004
Interest expense	(6,188)	(7,270)	(11,281)	(14,507)
Other, net	(1,664)	116	(4,230)	993

Income before income taxes and minority interest	52,544	40,675	99,518	76,454
Income tax expense	(18,670)	(15,235)	(35,807)	(28,344)
Minority interest	(310)	(1,024)	157	(2,412)

Net income	$33,564	$24,416	$63,868	$45,698

Basic and diluted earnings per share:
Basic earnings per share	$0.62	$0.45	$1.17	$0.84
Diluted earnings per share	$0.59	$0.42	$1.11	$0.79

Weighted average shares outstanding:
Basic	54,419	54,382	54,745	54,213
Diluted	56,731	58,524	57,428	57,970

(1) Cost of gaming equipment and systems exclude amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2008	2007
	(in 000s)
Cash flows from operating activities:
Net income	$63,868	$45,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,982	29,254
Share-based compensation	7,096	6,585
Tax benefit of stock option exercises	—	77
Excess tax benefit of stock option exercises	(565)	(2,849)
Income tax receivable	(4,922)	(2)
Provision for doubtful accounts	193	2,034
Write-off of debt issuance costs	786	—
Inventory and other asset write-downs	2,810	4,993
Other	2,709	(1,380)
Changes in operating assets and liabilities:
Accounts and notes receivable	19,357	(14,430)
Inventories	10,992	(43,204)
Other current assets	(2,004)	(2,926)
Accounts payable	(15,028)	(4,815)
Accrued liabilities and jackpot liabilities	(27,174)	1,768
Deferred revenue and deferred cost of revenue	(20,246)	10,515
Net cash provided by operating activities	72,854	31,318

Cash flows from investing activities:
Capital expenditures	(14,016)	(8,416)
Restricted cash and investments	(2,844)	1,582
Additions to other long-term assets	(4,095)	(6,710)
Net cash used in investing activities	(20,955)	(13,544)

Cash flows from financing activities:
Capitalized debt issuance costs	(10,728)	—
Pay-off of debt from refinancing	(14,553)	—
Reduction of long-term debt and capital leases	(9,233)	(19,372)
Purchase of treasury stock	(27,727)	(5,999)
Excess tax benefit of stock option exercises	565	2,849
Proceeds from exercise of stock options and employee stock purchases	8,019	11,388
Net cash used in financing activities	(53,657)	(11,134)

Effect of exchange rate changes on cash	(1,603)	834

Cash and cash equivalents:
Increase (decrease) for period	(3,361)	7,474
Balance, beginning of period	66,570	40,842
Balance, end of period	$63,209	$48,316

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information is related to the unaudited condensed consolidated statements of cash flows:

	Six Months Ended December 31,
	2008	2007
	(in 000s)
Cash paid for interest	$15,963	$14,421
Cash paid for income taxes	38,005	26,641

Non-cash investing and financing transactions:
Pay-off of debt from refinancing	$275,000	$—
Transfer of inventory to leased gaming equipment (1)	24,132	40,248
Reclassify property, plant and equipment to inventory (1)	6,767	8,184
Accrual of capital expenditures	1,334	769

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

Recently adopted accounting pronouncements

On October 1, 2008, the Company adopted Financial Accounting Standard Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133. SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of SFAS No. 161 did not have a material impact on the Company’s consolidated results of operations, financial position and cash flows.

On October 1, 2008, the Company adopted FASB Staff Position (“FSP”) 140-4 and FASB Interpretation No. (“FIN”) 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. FSP 140-4 and FIN 46(R)-8 requires additional disclosures about an entity’s involvement with variable interest entities and transfers of financial assets. The adoption of FSP 140-4 and FIN 46(R)-8 did not have a material impact on the Company’s consolidated results of operations, financial position and cash flows.

On July 1, 2008, the Company adopted FASB SFAS No. 157, Fair Value Measurements, for all financial assets and liabilities that are recognized or disclosed at fair value in its consolidated financial statements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.

On October 1, 2008, the Company adopted FSP 157-3, Determining Fair Values of a Financial Asset When the Market for That Asset Is Not Active.  FSP 157-3 clarifies the application of SFAS No. 157 to financial instruments in an inactive market.  The adoption of FSP 157-3 did not have a material impact on the Company’s consolidated results of operations, financial position and cash flows.

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

SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

•	Level 1: quoted prices in active markets for identical assets or liabilities;

•

Level 2:  inputs other than Level I that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

•	Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s significant financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of December 31, 2008 (Level 1 and 2 inputs are defined above):

	Fair Value Measurements Using Input Type
	(in 000s)
	Level 1	Level 2	Total
Liabilities:
Derivative financial instrument liabilities	$—	$680	$—
Total financial liabilities	$—	$680	$—

The Company’s valuation techniques used to measure the fair values of instruments listed in the table above in which the counterparties have high credit ratings, were derived from the following: non-binding market consensus prices that are corroborated by observable market data; quoted market prices for similar instruments; or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data. The Company’s discounted cash flow techniques use observable market inputs such as LIBOR-based yield curves.

Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market. Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overhead. Inventories consist of the following:

	December 31, 2008	June 30, 2008
	(in 000s)
Raw materials	$46,460	$59,423
Work-in-process	902	709
Finished goods	16,411	34,106
Total	$63,773	$94,238

The Company recorded inventory write-downs totaling approximately $-0- million and $2.9 million and $2.8 million and $5.0 million for the three and six months ended December 31, 2008 and 2007, respectively. These charges are classified in cost of gaming equipment and systems in the unaudited condensed consolidated statements of operations.

Hurricane damage insurance recoveries

In the second quarter of fiscal 2009, the Company negotiated an insurance settlement related to the 2005 U.S. Gulf Coast hurricane damages which destroyed or temporarily shut down its gaming operations in the region when its rental and daily fee games were destroyed in third party locations. The Company received a final payment of $3.0 million for business interruption during the three months ended December 31, 2008, which is included in selling, general and administrative expenses.

Recently issued accounting pronouncements not yet adopted

In November 2008, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 08-7, Accounting for Defensive Intangible Assets. EITF No. 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use. EITF No. 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF No. 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.       The Company expects to adopt EITF No. 08-7 in fiscal 2010.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company expects to adopt FSP 142-3 beginning in fiscal 2010. The guidance contained in this FSP for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements of FSP 142-3 must be applied prospectively to all intangible assets recognized in the Company’s financial statements as of the effective date. The Company does not believe that the adoption of FSP 142-3 will have a material effect on its consolidated results of operations, financial position and cash flows.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and accordingly, the Company expects to adopt SFAS No. 160 beginning in fiscal 2010. The Company is currently in the process of evaluating the impact SFAS No. 160 will have on its consolidated results of operations, financial position and cash flows, but it is not expected to be material.

2.             EARNINGS PER SHARE

Basic earnings per share is computed by dividing diluted earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities.

The following computation of basic and diluted earnings per share applicable to the Company’s common stock is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
	(in 000s, except per share amounts)
Net income	$33,564	$24,416	$63,868	$45,698
After tax interest expense on convertible debt	62	82	131	168
Diluted earnings	$33,626	$24,498	$63,999	$45,866

Weighted average common shares outstanding	54,419	54,382	54,745	54,213
Dilutive effect of:
Stock options, Restricted Stock Units (“RSU”) and restricted stock	2,038	3,833	2,436	3,458
Warrants	—	40	11	28
Convertible debt (1)	274	269	236	271
Weighted average diluted shares outstanding	56,731	58,524	57,428	57,970

Basic earnings per share	$0.62	$0.45	$1.17	$0.84
Diluted earnings per share	$0.59	$0.42	$1.11	$0.79

(1) The Company has certain related party debt outstanding which is convertible into common stock at the Company’s discretion. See Note 5, Related Party Transactions.

Certain securities were excluded from the diluted per share calculation because their inclusion would be anti-dilutive. Such securities consist of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
	(in 000s)
Stock options, RSU and restricted stock	2,523	—	869	—
Warrants	100	—	—	—
	2,623	—	869	—

3.             GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

		December 31, 2008			June 30, 2008
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in 000s)
Computer software	3 - 9	$26,546	$(16,447)	$10,099	$25,207	$(14,506)	$10,701
License rights	3 - 5	2,095	(1,684)	411	2,199	(1,630)	569
Trademarks	5	2,203	(2,015)	188	2,203	(1,792)	411
Core technology	5 - 8	22,763	(4,705)	18,058	19,595	(2,949)	16,646
Contracts	10	10,043	(4,861)	5,182	10,043	(4,359)	5,684
Other intangibles	3 - 7	7,173	(5,441)	1,732	7,676	(5,438)	2,238
Total		$70,823	$(35,153)	$35,670	$66,923	$(30,674)	$36,249

For the three months ended December 31, 2008 and 2007, total amortization expense related to intangible assets was $2.3 million and $1.5 million, respectively, which included computer software amortization expense of $1.0 million and $0.8 million, respectively. For the six months ended December 31, 2008 and 2007, total amortization expense related to intangible assets was $4.5 million and $3.1 million, respectively, which included computer software amortization expense of $2.0million and $1.5 million, respectively. Future amortization of intangible assets is scheduled as follows:

Year Ended June 30,	(in 000s)
2009 (remaining six months of fiscal year)	$5,202
2010	9,661
2011	7,725
2012	5,656
2013	5,005
Thereafter	2,421
Total	$35,670

All goodwill is associated with the Gaming Equipment and Systems segment. The changes in the carrying amount of goodwill for the six months ended December 31, 2008, are as follows:

(in 000s)
Balance at June 30, 2008	$162,727
Foreign currency translation adjustment	(746)
Balance at December 31, 2008	$161,981

4.             LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital leases consist of the following:

	December 31, 2008	June 30, 2008
	(in 000s)
Revolving credit facility	$50,000	$—
Term loan facility	218,750	289,553
Capital lease obligations	6,294	9,262
Related party debt (see Note 5)	5,600	5,600
Other, generally unsecured	65	89
Long-term debt and capital leases	280,709	304,504
Less current maturities	(39,459)	(13,163)
Long-term debt and capital leases, less current maturities	$241,250	$291,341

On September 29, 2008, the Company entered into a new $225.0 million term loan and a new $75.0 million revolving credit facility (collectively, the “Credit Facility”). The Company also has the option to request an increase in the size of the term loan and/or revolving credit facility by up to $50.0 million in the aggregate provided that certain conditions are met.  The proceeds from the Credit Facility were used to repay existing bank term loans totaling $289.6 million and to pay for transaction fees and expenses totaling $10.7 million which are being amortized to interest expense over the term of the Credit Facility.

As of December 31, 2008, there was approximately $25.0 million of undrawn availability under the revolving credit facility. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit. As of December 31, 2008, there were outstanding letters of credit for approximately $65,000.

The interest rate on the Credit Facility is set at LIBOR plus 3.25% through March 2009 (7.30% at December 31, 2008) and thereafter, is subject to a leverage based pricing grid. If the Company’s leverage ratio, as defined under the Credit Facility, is greater than 1.5, the interest rate will be LIBOR plus a margin of 3.25%; if the leverage ratio is between 1.0 and 1.5, the interest rate will be LIBOR plus a margin of 3.00%; and if the leverage ratio is below 1.0, the interest rate will be LIBOR plus a margin of 2.75%. In December 2008, the Company entered into a floating-to-fixed interest rate swap, as discussed below, to fix the interest rate of the term loan at 1.89% plus the applicable margin for the remaining term.

The term loan requires quarterly principal reductions of $6.25 million during the first year, $8.75 million during the second year and $11.25 million during each of the third and fourth years, with a balloon payment due in September 2012. The Credit Facility matures in September 2012. The Credit Facility is collateralized by substantially all of the Company’s domestic property and is guaranteed by each of the Company’s domestic subsidiaries, other than the entity that holds the Company’s interest in its Rainbow Casino, and is secured by a pledge agreement. The Credit Facility contains a number of maintenance and other covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries to dispose of assets, incur additional indebtedness or issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of the Company’s subsidiaries, engage in mergers or acquisitions or certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities. The Company was in compliance with these covenants as of December 31, 2008.

The financial covenants under the Credit Facility consist of a leverage ratio and a fixed charges coverage ratio. The leverage ratio is computed as total debt outstanding at the end of the quarter divided by the trailing twelve months Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), excluding certain cash and non-cash charges. The Company’s leverage ratio as of December 31, 2008 was 0.93 versus a maximum allowable of 2.50 through March 31, 2009. From April 1, 2009 to March 31, 2010, the Company’s maximum leverage ratio is 2.25; from April 1, 2010 and thereafter, the maximum leverage ratio is 2.00 until maturity of the Credit Facility. The fixed charges coverage ratio is computed as EBITDA, adjusted for both the trailing twelve months capital expenditures and cash taxes paid, divided by the trailing twelve months interest charges plus all payments of principal made during the previous twelve months. The fixed charges coverage ratio as of December 31, 2008 was 3.56 versus the covenant minimum of 2.00.

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

The Company’s related party debt, which totaled $5.6 million as of December 31, 2008 and June 30, 2008, consists primarily of the debt owed to the former principals of Sierra Design Group (“SDG”). See Note 5, Related Party Transactions.

Interest Rate Swap Agreement

In December 2008, the Company entered into a floating-to-fixed interest rate swap agreement with a notional value of $218.8 million and a maturity date of September 26, 2012. This interest rate swap serves to fix the floating LIBOR based debt under the term loan to fixed rate debt at an interest rate of 1.89% plus the applicable margin described above (3.25% at December 31, 2008) to manage the risk exposure to interest rate fluctuations.

The Company has documented and designated this interest rate swap as a cash flow hedge. Based on the assessment of effectiveness using statistical regression, the Company determined that the interest rate swap is effective. Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed each fiscal quarter using the hypothetical derivative method. As the interest rate swap qualifies as a cash flow hedge, the Company adjusts the cash flow hedge on a quarterly basis to its fair value with a corresponding offset to accumulated other comprehensive income. The interest rate swap has been and is expected to remain highly effective for the life of the hedge. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. Any ineffectiveness is reclassified from accumulated other comprehensive income to other income (expense). As of December 31, 2008, the Company had no ineffectiveness on its cash flow hedge. Amounts related to the swap expected to be reclassified from other comprehensive income to interest expense in the next twelve months total $1.35 million.

Additional information on the Company’s interest rate swap is as follows:

Interest Rate Swaps	Balance Sheet Location	Fair Value (in 000s)	Location of Offsetting Balance
Cash flow hedge - $218.8 million LIBOR based debt	Accrued liabilities	$680	Accumulated other comprehensive income

5.             RELATED PARTY TRANSACTIONS

In connection with the previous acquisition of SDG, the consideration paid included subordinated debt issued to the former principals of SDG. Certain of the former principals are now employees of the Company. The following table presents the outstanding related party debt and interest rates as of December 31, 2008 and June 30, 2008:

	December 31, 2008		June 30, 2008
	Interest Rate	Outstanding Debt	Interest Rate	Outstanding Debt
	(in 000s)
SDG	7.24%	$5,600	7.24%	$5,600
Less current maturities		(5,600)		(2,800)
Related party debt, less current maturities		$—		$2,800

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

The Company leases a warehouse and office facility from an entity owned by Mr. Luciano. Rental payments totaled $120,000 and $112,000 for the three months ended December 31, 2008 and 2007, respectively, and $240,000 and $224,000 for the six months ended December 31, 2008 and 2007, respectively.

6.             STOCKHOLDERS’ EQUITY AND SHARE-BASED AWARD PLANS AND COMPENSATION

Share Repurchase Plan

On January 28, 1999, the Company’s Board of Directors approved a share repurchase plan under which, subject to price and market conditions, purchases of shares can be made from time to time in the open market or in privately negotiated transactions using available cash. On February 14, 2008, the Company’s Board of Directors increased the amount of common stock authorized to be repurchased to $75 million. On August 12, 2008, the Company’s Board of Directors reset the limit under its existing share repurchase plan to $100 million.

During the six months ended December 31, 2008, the Company repurchased 1,066,000 shares of common stock for $27.0 million under the share repurchase plan. As of December 31, 2008, $73.0 million was authorized to be repurchased in future periods.

Share-Based Award Plans

Stock option activity as of and for the six months ended December 31, 2008 is summarized below:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)	(per share)	(years)	(in 000s)
Balance outstanding as of June 30, 2008	7,087	$17.61		$115,883
Granted	434	21.79
Exercised	(394)	18.44
Forfeited or expired	(46)	21.51
Balance outstanding as of December 31, 2008	7,081	$17.80	6.13	$50,706
Exercisable as of December 31, 2008	4,674	$16.67	5.76	$35,964

Restricted stock and RSU activity as of and for the six months ended December 31, 2008 is summarized below:

	Restricted Stock	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
	(in 000s)	(per share)	(in 000s)	(in 000s)
Balance outstanding as of June 30, 2008	385	$26.64	556	$17.07
Granted	57	23.64	67	23.04
Vested	(85)	16.35	—	—
Forfeited or expired	—	—	—	—
Balance outstanding as of December 31, 2008	357	$28.61	623	$17.71
Vested as of December 31, 2008	—	—	534	$16.04

Share-Based Compensation

The following table presents share-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
	(in 000s)
Selling, general and administrative	$2,874	$2,375	$5,769	$5,625
Research and development	633	447	1,259	897
Cost of gaming equipment and systems and operations	31	29	68	63
Share-based compensation expense before tax	3,538	2,851	7,096	6,585
Income tax benefit	1,239	998	2,484	2,305
Net share-based compensation expense	$2,299	$1,853	$4,612	$4,280

As of December 31, 2008, there was $16.8 million of total unrecognized compensation expense related to the unvested portion of stock options which will be recognized over the subsequent 1.80 years. In addition, as of December 31, 2008, there was $8.5 million of total unrecognized compensation expense related to the unvested portion of restricted stock and RSUs which will be recognized over the subsequent 1.88 years.

7.             INCOME TAXES

The provision for income taxes for interim periods is based on the current estimate of the annual effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and is adjusted as necessary for quarterly events. The effective income tax rate was approximately 36% and 37% for both the three and six months ended December 31, 2008 and 2007, respectively. The lower rate in fiscal 2009 reflected the retroactive reinstatement of the research and development tax credit which previously expired on December 31, 2007.

The Internal Revenue Service (“IRS”) commenced examination of the Company’s United States federal income tax returns for 2003 through 2005 in the fourth quarter of 2006.  Throughout the examination, the IRS has proposed, and management has agreed to, certain adjustments related to the open tax years that have been recorded in the income tax provision. In January 2009, the IRS completed its field examination of the open tax years and issued a Revenue Agent’s Report (“RAR”) in which the IRS proposed several adjustments that, if the IRS were to prevail in full, would require additional income tax provisions of approximately $5.4 million, plus interest, for the tax years through 2005. The Company expects to file a formal protest defending its position which, if successful, would result in a reduction to unrecognized tax benefits and a corresponding reduction of income tax provisions of approximately $4.8 million.

Consequently, it is reasonably possible that within the next twelve months the Company will resolve some of the matters in the RAR which may increase or decrease unrecognized tax benefits for the open tax years.

As of December 31, 2008, the Company has $22.5 million related to uncertain tax positions, $18.5 million of which, if recognized, would impact the effective tax rate.

8.             COMMITMENTS AND CONTINGENCIES

Litigation

In December 2004, International Game Technology (“IGT”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Nevada. The complaint asserted that the Company’s wheel-based games, such as Monte Carlo™, Lucky Wheel™ and Cash For Life™, its games with a reel in the top box, such as Bonus Frenzy™, and its iVIEW™ products infringed on patents held by IGT, and sought injunctive relief and damages in unspecified amounts. As part of its defense, the Company asserted counterclaims seeking damages and other relief against IGT, including claims that IGT’s patents were invalid, unenforceable and not infringed, as well as several claims that IGT engaged in anti-competitive conduct in violation of state and federal antitrust laws. In October 2008, the court granted the Company’s motions for summary judgment, ruling that IGT’s two “wheel” patents and a touch-screen player-tracking patent were invalid; that even if the patents were valid, the Company’s wheel-based games at issue would not infringe; and that certain of the Company’s iVIEW products do not infringe the two asserted player-tracking patents. The court also found issues of material fact regarding IGT’s alleged inequitable conduct before the U.S. Patent and Trademark Office and denied IGT’s motions to dismiss those claims, leaving them for trial. However, the court postponed the trial until after IGT has appealed the court’s summary judgments on the Company’s antitrust allegations against IGT.

In May 2006, IGT filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware. The complaint asserts that the Company’s Bally Power Bonusing™ products infringe patents held by IGT, and seeks injunctive relief and damages in unspecified amounts. The court took IGT’s motion for a preliminary injunction off-calendar and has set a May 2009 trial date. Of the nine patents and 200 claims originally filed in the case by IGT, all but three patents and eight claims have been dismissed. The Company believes IGT’s remaining claims are also without merit and is vigorously defending the lawsuit.

In September 2006, the Company filed a patent infringement lawsuit against IGT in the United States District Court for the District of Nevada. The complaint asserted that certain of IGT’s bonus wheel games infringe a patent held by the Company, and sought injunctive relief and damages. IGT filed an answer generally denying the claims and moved for summary judgment. In September 2008, the court granted IGT’s motions for summary judgment, declaring the wheel patent obvious and therefore invalid. This case is on appeal.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
	(in 000s)
Revenues:
Gaming Equipment and Systems	$223,648	$218,908	$450,998	$396,518
Casino Operations	9,646	11,744	19,694	23,164
Total revenues	$233,294	$230,652	$470,692	$419,682

Inter-segment revenues:
Gaming Equipment and Systems	$463	$149	$1,020	$434
Casino Operations	—	—	—	—
Total inter-segment revenues	$463	$149	$1,020	$434

Operating income (loss):
Gaming Equipment and Systems	$62,697	$51,190	$121,802	$97,892
Casino Operations	2,467	4,200	5,354	8,042
Corporate	(5,715)	(8,588)	(14,230)	(17,970)
Total operating income	$59,449	$46,802	$112,926	$87,964

The Company has operations based primarily in the United States with a significant sales and distribution office based in Europe. The table below presents information as to the Company’s revenues and operating income by geographic region:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
	(in 000s)
Revenues:
United States and Canada	$200,844	$202,321	$404,084	$364,689
Europe	7,929	9,457	16,057	19,749
Other foreign	24,521	18,874	50,551	35,244
Total revenues	$233,294	$230,652	$470,692	$419,682

Operating income:
United States and Canada	$52,551	$43,643	$98,401	$77,951
Europe	1,778	2,678	4,214	6,621
Other foreign	5,120	481	10,311	3,392
Total operating income	$59,449	$46,802	$112,926	$87,964

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin this Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our key operating business divisions as of December 31, 2008. This overview is followed by a detailed analysis of our results of operations and our financial condition as of and for the three and six months ended December 31, 2008 and 2007. References to “we,” “our,” “us,” or the “Company” refer to Bally Technologies, Inc. and its subsidiaries.

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

Although we believe the expectations reflected in any forward looking statements are reasonable, readers are cautioned that forward looking statements involve known and unknown risks and uncertainties, are not guarantees of future performance and that actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied by such forward looking statements. These differences can arise as a result of the risks described in Item 1A, Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 (the “2008 10-K”), as modified in the Quarterly Report on Form 10-Q for the three months ended September 30, 2008, as well as other factors such as the impact of competition, the impact of any prolonged downturn in the economy or the financial markets, our ability to service debt, product development, foreign operations, dependence on key personnel, the ability to integrate future acquisitions, regulation by gaming authorities, the outcome of pending litigation matters, gaming taxes, market risks and the potential adverse effects to our financial condition, results of operations or prospects.

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

•                  iVIEW™ Player-Communication Network:  Our iVIEW network leverages a small, horizontal liquid-crystal display screen and accompanying hardware and software that resides in the gaming devices and serves as a communication tool to end players. Our iVIEW network is also designed to work with our Bally Power Bonusing™ suite of products and other new technologies under development.  The network is being expanded to included picture in picture images in the main and secondary game screens through the use of Display Manager™.

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

•                  Business Intelligence and Data Analysis:  The Bally Business Intelligence applications, which span across all our products, bring state-of-the-art data analytics to the casino’s key executive and marketing management teams. The executive dashboards, slot floor data and transaction visualization empower casino operators to analyze customer activity and take proactive actions that enhance revenue and profits.

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

Casino Operations

The Rainbow Casino, located in Vicksburg, Mississippi, began operations in July 1994. It is one of five casinos operating in the Vicksburg, Mississippi market during the period. The facility includes a 33,000 square-foot casino with 808 gaming devices and 10 table games, a 224-seat buffet-style restaurant, and a 20,000 square-foot conference center. The Casino also includes the 89-room Rainbow Hotel, which is owned and operated by a third party. Rainbow is marketed as a “locals” casino and draws mid-level gaming customers principally from within a 75-mile radius of Vicksburg. Our promotions are focused primarily on direct mail and special promotional events.

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

Results of Operations

Our results of operations include the accounts of Bally Technologies, Inc., and its subsidiaries. We report our revenue and income in two reportable segments: the Bally Gaming Equipment and Systems segment, which includes our Gaming Equipment, Gaming Operations and Systems divisions, and our Casino Operations segment. Revenue from our Bally Gaming Equipment and Systems segment represented approximately 96% and 95% of our total revenues for the three months ended December 31, 2008 and 2007, respectively, and 96% and 94% of our total revenues for the six months ended December 31, 2008 and 2007, respectively.

Bally Gaming Equipment and Systems

The summary financial results and operating statistics for our Bally Gaming Equipment and Systems segment for the three months and six months ended December 31, 2008 and 2007 were as follows:

	Three Months Ended December 31,				Six Months Ended December 31,
	2008	% Rev	2007	% Rev	2008	% Rev	2007	% Rev
	(dollars in millions)
Revenues:
Gaming Equipment	$101.3	45%	$108.4	49%	$208.6	46%	$192.7	49%
Gaming Operations	66.4	30%	54.2	25%	134.2	30%	108.3	27%
Systems	55.9	25%	56.3	26%	108.2	24%	95.5	24%
Total revenues	$223.6	100%	$218.9	100%	$451.0	100%	$396.5	100%

Gross Margin:
Gaming Equipment (1)	$49.9	49%	$47.7	44%	$97.3	47%	$86.6	45%
Gaming Operations	45.4	68%	31.4	58%	92.6	69%	67.4	62%
Systems (1)	43.1	77%	40.9	73%	79.7	74%	70.9	74%
Total gross margin	$138.4	62%	$120.0	55%	$269.6	60%	$224.9	57%

Selling, general and administrative	$51.7	23%	$50.6	23%	$99.8	22%	$91.6	23%
Research and development costs	19.3	9%	14.7	7%	39.2	9%	28.0	7%
Depreciation and amortization	4.7	2%	3.5	2%	8.8	2%	7.4	2%
Operating income	$62.7	28%	$51.2	23%	$121.8	27%	$97.9	25%

(1)          Gross Margin from Gaming Equipment and Systems excludes amortization related to certain intangibles including core technology and license rights, which are included in depreciation and amortization.

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Operating Statistics
New gaming devices	6,099	7,144	12,697	12,295
Original Equipment Manufacturer (“OEM”) units	40	—	505	—
New unit Average Selling Price (“ASP”)	$14,531	$13,147	$14,288	$13,201

	As of December 31,
	2008	2007
End of period installed base:
Gaming monitoring units installed base	331,000	305,000
Casino management systems installed base	628	570
Systems managed cashless games	292,000	270,000

Wide-area progressive	992	973
Local-area progressive	227	352
Total linked progressive systems	1,219	1,325

Rental and daily-fee games	12,222	9,290
Lottery systems	8,003	7,851
Centrally determined systems	44,536	42,773	(1)

(1)          Daily fee revenue from approximately 7,400 units included in centrally determined systems end of period installed base total as of December 31, 2007 was deferred, and was not included in gaming operations revenue until the second quarter of 2008 when the completion of certain contractual commitments necessary to recognize revenue under the Company’s revenue-recognition policy occurred.

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

Total revenues for our Bally Gaming Equipment and Systems segment increased $4.7 million, or 2%, in the three months ended December 31, 2008, when compared to the same period last year, as a result of the following:

Gaming Equipment Revenue. Gaming Equipment revenue decreased by $7.1 million, or 7%, to approximately $101.3 million primarily as a result of a 15% decrease in new gaming device sales to 6,099 units in the three months ended December 31, 2008, when compared to 7,144 units in the same period last year.  The decrease in new gaming device sales was offset by an 11% increase in the ASP, excluding OEM units, of new gaming devices as the result of better pricing and product mix, including the sale of certain premium priced units.  In addition to the decrease in new gaming device sales, used game revenue and sales of parts decreased $2.5 million during the three months ended December 31, 2008, when compared to the same period last year.

Gaming Equipment Gross Margin. Gaming Equipment gross margin increased to 49% in the three months ended December 31, 2008 from 44%, in the same period last year, primarily as a result of the increased ASP and lower material and production costs of our products.  Royalty expense decreased $1.1 million in the three months ended December 31, 2008 when compared to the same period last year, due to a reduction in fees associated with unit sales and game conversions with third party titles.  In addition, there were no significant inventory write-downs during the period as a result of improved material planning efforts and a concentrated effort to convert or rework slower moving inventory, as compared to $3.0 million in the same period last year.

Gaming Operations Revenue. Gaming Operations revenue increased $12.2 million, or 23%, to approximately $66.4 million in the three months ended December 31, 2008, when compared to the same period last year, primarily as a result of an increase in rental fees from additional installations in the State of Washington and the recognition of previously deferred rental revenue of $1.4 million.  Participation, rental and license revenue increased due to a 32% increase in our installed base of rental and daily fee games which increased from 9,290 units as of December 31, 2007 to 12,222 units as of December 31, 2008.  The increase was primarily due to the popularity of our newer premium products and conversion of older Class II devices (classified as centrally determined systems) to Class III rental and daily-fee games.

Gaming Operations Gross Margin. Gross margin increased to 68% in the three months ended December 31, 2008 from 58%, in the same period last year, primarily as a result of the significant increases in both rental and participation revenue and lower costs.  Cost of gaming operations decreased $1.8 million, or 8%, in the three months ended December 31, 2008 primarily due to decreases in expenditures for parts, signs and meters and royalty expense during the period.  Royalty expense decreased due to the removal and fewer new placements of certain third party titles during the same period.

Systems Revenue. Systems revenue decreased $0.4 million, or 1%, to approximately $55.9 million in the three months ended December 31, 2008 when compared to the same period last year.  Systems maintenance revenue was $12.3 million, representing a 21% increase, in the three months ended December 31, 2008 when compared to $10.1 million in the same period last year.

Systems Gross Margin. Systems gross margin increased to 77% in the three months ended December 31, 2008 from 73%, in the same period last year, primarily as a result of the lower level of hardware sales in the current quarter, when compared to the same period last year.  Hardware sales have a higher cost than software, service and maintenance revenue generated by us.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $1.1 million, or 2%, in the three months ended December 31, 2008, when compared to the same period last year. Salaries and related expenses increased $6.7 million, or 18%, in the three months ended December 31, 2008, when compared to the same period last year, due primarily to increases in staffing to meet growing demands of the business brought about by the increase in Gaming Equipment and Systems segment revenue.

The increase in salaries and related expenses was offset by a $3.0 million insurance reimbursement from claims for the 2005 U.S. Gulf Coast hurricanes which destroyed or temporarily shut down our gaming operations in the region when our rental and daily fee games were destroyed in third party locations.  In addition, bad debt expense decreased $1.4 million during the three months ended December 31, 2008, when compared to the same period last year, due to a reduction in net write-offs during the period.

Research and Development Costs. Research and development costs increased $4.6 million, or 31%, in the three months ended December 31, 2008, when compared to the same period last year, as a result of the increase in projects coupled with an increase in staffing, primarily in our India Development Centers.  We remain focused on our technology assets due to the competitive landscape that requires a continual investment in future generations of gaming products and systems.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $1.2 million, or 34%, in the three months ended December 31, 2008, when compared to same period last year, primarily as a result of certain intangible assets which began amortizing during the current period.

Six Months Ended December 31, 2008 Compared to Six Months Ended December 31, 2007

Total revenues for our Bally Gaming Equipment and Systems segment increased $54.5 million, or 14%, in the six months ended December 31, 2008, when compared to the same period last year, as a result of the following:

Gaming Equipment Revenue. Gaming Equipment revenue increased by $15.9 million, or 8%, to approximately $208.6 million primarily as a result of a 3% increase in new gaming device sales to 12,697 units in the six months ended December 31, 2008, when compared to 12,295 units in the same period last year and the sale of 505 OEM units during the current period.  In addition, there was an 8% increase in the ASP, excluding OEM units, of new gaming devices as the result of product mix, including the sale of certain premium units, and an increase in international sales with a higher ASP during the same period.  Used game revenue and sales of parts decreased $7.5 million during the six months ended December 31, 2008 when compared to the same period last year.

Gaming Equipment Gross Margin. Gaming Equipment gross margin increased to 47% in the six months ended December 31, 2008 from 45%, in the same period last year, primarily as a result of the increased ASP of our products and lower material and production costs of our products.  Royalty expense decreased $1.1 million in the six months ended December 31, 2008, when compared to the same period last year, due to a reduction in fees associated with unit sales and game conversions with third party titles.  In addition, there were $2.8 million in inventory write-downs during the period as compared to $5.0 million in the same period last year.  The reduction in inventory write-downs was the result of improved material planning efforts and a concentrated effort to convert or rework slower moving inventory during the period.

Gaming Operations Revenue. Gaming Operations revenue increased $25.9 million, or 24%, to approximately $134.2 million in the six months ended December 31, 2008, when compared to the same period last year, primarily as a result of an increase in rental fees due to additional installations in the State of Washington and an increase in other Native American markets due to a shift to daily fee games during the period and the recognition of previously deferred rental revenue of $1.4 million.  Participation, rental and license revenue increased due to our installed base of rental and daily fee games which increased 32% from 9,290 units as of December 31, 2007 to 12,222 units as of December 31, 2008.  The increase was primarily due to the popularity of our newer premium products and conversion of older Class II devices (classified as centrally determined systems) to Class III rental and daily-fee games.

Gaming Operations Gross Margin. Gross margin increased to 69% in the six months ended December 31, 2008 from 62%, in the same period last year, primarily as a result of the significant increases in both rental and participation revenue which had little associated variable costs.  Cost of gaming operations increased $0.7 million, or 2%, in the six months ended December 31, 2008 primarily due to depreciation expense included in cost of gaming operations which was higher due to the increase in gaming operations units placed and infrastructure installed in customer locations under rental and participation arrangements.  The increase in depreciation expense was offset by decreases in expenditures for parts, signs and meters and royalty expense during the same period.  Royalty expense decreased due to the removal and fewer new placements of certain third party titles during the same period.  In addition, jackpot expense associated with our wide-area progressives decreased $1.1 million during the six months ended December 31, 2008 when compared to the same period last year.

Systems Revenue. Systems revenue increased $12.7 million, or 13%, to approximately $108.2 million in the six months ended December 31, 2008 when compared to the same period last year primarily as a result of continued acceptance of our products, including our iVIEW player-communication devices and Bally Power Bonusing software, and an increase in the number of go-lives with new customers and incremental sales to existing customers during the period.  Systems maintenance revenue was $24.5 million representing an increase of $4.7 million, or 24%, in the six months ended December 31, 2008 when compared to $19.8 million in the same period last year.

Systems Gross Margin. Systems gross margin was 74% in both the six months ended December 31, 2008 and in the same period last year.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $8.2 million, or 9%, in the six months ended December 31, 2008, when compared to the same period last year. Salaries and related expenses increased $15.3 million, or 22%, in the six months ended December 31, 2008, when compared to the same period last year, due primarily to increases in staffing to meet growing demands of the business.

The increase in salaries and related expenses was offset by a $3.0 million insurance reimbursement from previous claims for the 2005 U.S. Gulf Coast hurricanes.  In addition, temporary labor and related outside services expenditures decreased $2.2 million and bad debt expense decreased $1.8 million during the same period.  The decrease in bad debt expense was due to a reduction in net write-offs during the period.

Research and Development Costs. Research and development costs increased $11.2 million, or 40%, in the six months ended December 31, 2008, when compared to the same period last year, as a result of the increase in projects coupled with an increase in staffing, primarily in our India Development Centers.  We remain focused on our technology assets due to the competitive landscape that requires a continual investment in future generations of gaming products and systems.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $1.4 million, or 19%, in the six months ended December 31, 2008, when compared to same period last year, primarily as a result of certain intangible assets which began amortizing during the current period.

Casino Operations

The summary of our financial results and operating statistics for our Casino Operations is as follows:

	Three Months Ended December 31,				Six Months Ended December 31,
	2008	% Rev	2007	% Rev	2008	% Rev	2007	% Rev
	(dollars in millions)
Revenue	$9.7	100%	$11.8	100%	$19.7	100%	$23.2	100%

Selling, general and administrative	$2.1	22%	$2.2	18%	$4.2	21%	$4.4	19%
Depreciation and amortization	$0.8	8%	$0.6	6%	$1.5	8%	$1.3	6%
Operating income	$2.5	26%	$4.2	36%	$5.4	27%	$8.0	35%

Operating statistics:
Average number of gaming devices	799		835		808		834
Average number of table games	10		10		10		10

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

Casino Operations.  Revenue decreased by 18% for the three months ended December 31, 2008 when compared to the same period last year due primarily to increased competition from the opening of a new casino adjacent to our property in October 2008, the expansion of a nearby casino and an increase in promotional offers from other competitors in the Vicksburg market.  In addition, a 9% decline in gaming revenues was reported for the Mississippi River counties which also negatively affected the casino during the quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.1 million, or 5%, for the three months ended December 31, 2008 when compared to the same period last year due primarily to a decrease in salaries and related expenses during the period.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.2 million for the three months ended December 31, 2008, when compared to the same period last year, as a result of new slot machines deployed during the period.

Six Months Ended December 31, 2008 Compared to Six Months Ended December 31, 2007

Casino Operations.  Revenue decreased by 15% for the six months ended December 31, 2008 when compared to the same period last year due primarily to increased competition in the area and a slowdown in the economy.  Revenue declined due to the opening of a new casino adjacent to our property in October 2008, the expansion of a nearby casino and an increase in promotional offers from other competitors in the Vicksburg market.  In addition, rising fuel prices and a 9% decline in gaming revenues was reported for the Mississippi River counties which negatively affected the casino during the period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.2 million, or 5%, for the six months ended December 31, 2008 when compared to the same period last year due primarily to a decrease in advertising and promotional expenditures during the period.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.2 million for the six months ended December 31, 2008, when compared to the same period last year, as a result of new slot machines deployed during the period.

Parent Company

The summary financial results of Bally Technologies, Inc., our parent entity, are set forth below. These results also include certain other income and expenses that are otherwise not allocated to a specific business segment.

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
	(dollars in millions)
General and administrative	$5.8	$8.2	$14.0	$17.3
Depreciation and amortization	0.0	0.4	0.3	0.7
Operating loss	$5.8	$8.6	$14.3	$18.0

Other income (expense)
Interest income	$0.9	$1.0	$2.1	$2.0
Interest expense	(6.2)	(7.3)	(11.3)	(14.5)
Other, net	(1.6)	0.1	(4.2)	1.0
Total other expense	$(6.9)	$(6.2)	$(13.4)	$(11.5)

Income tax expense	$(18.7)	$(15.2)	$(35.8)	$(28.3)
Minority interest	$(0.3)	$(1.0)	$0.2	$(2.4)

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

General and Administrative Expenses. General and administrative expenses decreased $2.4 million, or 29%, in the three months ended December 31, 2008, when compared to the same period last year, primarily as a result of a decrease in accounting and professional fees of $2.6 million during the same period.

Other Income (Expense). Other expense increased $0.7 million, or 11%, in the three months ended December 31, 2008, when compared to the same period last year.  The increase in other expense was primarily due to an increase in losses incurred on foreign currency transactions as a result of the strengthening U.S. dollar.  Interest expense decreased $1.1 million due to a reduction in both the principal balance and the interest rate on the term loan which decreased from 8.60% in three months ended December 31, 2007 to 7.30% in the same period this year.  In December 2008, we entered into a floating-to-fixed interest rate swap to fix the interest rate at 1.89% plus an applicable margin (3.25%, as of December 31, 2008) until the term loan’s maturity in September 2012.

Income Tax Expense.  The effective income tax rate for the three months ended December 31, 2008 was 36% compared to 37% for the same period last year. The effective income tax rate for the three months ended December 31, 2008 reflected the retroactive reinstatement of a research and development tax credit of approximately $2.3 million.   Further, we are undergoing an examination with the Internal Revenue Service (“IRS”) of our United States federal income tax returns for 2003 through 2005 and resolved certain items in the three months ended December 31, 2008, which resulted in an adjustment to the income tax provision which largely offset the research and development tax credit.  At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate, as necessary.

Minority Interest. Minority interest expense decreased in the three months ended December 31, 2008, when compared to the same period last year, due primarily to a reduction in earnings from certain variable interest entities and the Rainbow Casino during the quarter.

Six Months Ended December 31, 2008 Compared to Six Months Ended December 31, 2007

General and Administrative Expenses. General and administrative expenses decreased $3.3 million, or 19%, in the six months ended December 31, 2008, when compared to the same period last year, primarily as a result of a decrease in accounting and professional fees of $2.8 million during the same period.

Other Income (Expense). Other expense increased $1.9 million, or 17%, in the six months ended December 31, 2008, when compared to the same period last year. Other expense increased primarily due to the write-off of previously capitalized debt issuance costs of $0.8 million upon the financing of our new term loan and revolving credit facility and an increase in losses incurred on foreign currency transactions as a result of the strengthening U.S. dollar.  Interest expense decreased $3.2 million primarily due to a reduction in both the principal balance and the interest rate on the term loan which decreased from 8.60% in six months ended December 31, 2007 to 7.30% in the same period this year.

Income Tax Expense.  The effective income tax rate for the six months ended December 31, 2008 was 38% compared to 37% for the same period last year. The effective income tax rate for the six months ended December 31, 2008 reflected the retroactive reinstatement of a research and development tax credit and the resolution of certain matters with the IRS discussed above.

Minority Interest. Minority interest expense decreased in the six months ended December 31, 2008, when compared to the same period last year, due primarily to a reduction in earnings from Rainbow Casino and certain variable interest entities due to a higher than average jackpot liability expense recognized during the period.

Financial Condition and Liquidity

Selected balance sheet accounts are as follows:

	December 31,	June 30,	Increase (decrease)
	2008	2008	Amount	%
	(in 000s)
Cash and cash equivalents	$63,209	$66,570	$(3,361)	(5)%

Total long-term debt and capital leases	$280,709	$304,504	$(23,795)	(8)%

Total current assets	$496,704	$547,687	$(50,983)	(9)%
Total current liabilities	254,165	294,398	(40,233)	(14)%
Net working capital	$242,539	$253,289	$(10,750)	(4)%

As of December 31, 2008 and June 30, 2008, we had $63.2 million and $66.6 million, respectively, in consolidated cash and cash equivalents which included approximately $4.7 million and $3.5 million, respectively, of cash utilized in our Casino Operations segment that is held in vaults, cages or change banks. Pursuant to various state gaming regulations, certain cash accounts are maintained to ensure availability of funds to pay wide-area progressive jackpot awards in installments rather than in one lump-sum. At December 31, 2008 and June 30, 2008, these accounts had an aggregate value of approximately $16.0 million and $13.1 million, respectively, which are classified as restricted cash in our unaudited condensed consolidated balance sheets.  In addition, we purchase U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive winnings in annual or weekly installment payments. These securities are included in restricted long-term investments in the accompanying unaudited condensed consolidated balance sheets, and totaled $11.0 million and $10.5 million as of December 31, 2008 and June 30, 2008, respectively.

Our net working capital decreased $10.7 million for the six months ended December 31, 2008. Cash and cash equivalents decreased by $3.4 million during the period.  The decrease in working capital was the result of a $30.5 million decrease in inventory, an $18.9 million decrease in net accounts and notes receivable which was offset by a $29.4 million decrease in deferred revenue, a $10.4 million decrease in customer deposits and a $30.2 million decrease in accounts payable and accrued liabilities.

On September 29, 2008, we entered into a new $225.0 million term loan and a new $75.0 million revolving credit facility (collectively, the “Credit Facility”).  We also have the option to request an increase in the size of the term loan and/or Credit Facility by up to $50.0 million in the aggregate provided that certain conditions are met.  The proceeds from the Credit Facility were used to repay existing bank term loans totaling $289.6 million and to pay for transaction fees and expenses totaling $10.7 million which are being amortized over the term of the Credit Facility.

As of December 31, 2008, there was approximately $25.0 million of undrawn availability under the revolving credit facility.  Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit.  As of December 31, 2008, there were outstanding letters of credit for approximately $65,000.

The interest rate on the Credit Facility is set at LIBOR plus 3.25% through March 2009 (7.30% at December 31, 2008) and thereafter is subject to a leverage based pricing grid. If our leverage ratio, as defined under the Credit Facility, is greater than 1.5, the interest rate will be LIBOR plus a margin of 3.25%; if the leverage ratio is between 1.0 and 1.5, the interest rate will be LIBOR plus a margin of 3.00%; and if the leverage ratio is below 1.0, the interest rate will be LIBOR plus a margin of 2.75%.  In December 2008, we entered into a floating-to-fixed interest rate swap to fix the floating LIBOR based debt under the term loan to fixed rate debt at an interest rate of 1.89% plus an applicable margin (3.25%, as of December 31, 2008).  See Note 4 to the unaudited condensed consolidated financial statements, Long-Term Debt and Capital Leases.

The term loan requires quarterly principal reductions of $6.25 million during the first year, $8.75 million during the second year and $11.25 million during each of the third and fourth years, with a balloon payment due in September 2012. The Credit Facility matures in September 2012.  The Credit Facility is collateralized by substantially all of our domestic property and is guaranteed by each of our domestic subsidiaries, other than the entity that holds our interest in the Rainbow Casino, and is secured by a pledge agreement.

The Credit Facility contains a number of maintenance and other covenants that, among other things, restrict our ability and certain of our subsidiaries to dispose of assets, incur additional indebtedness or issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of our subsidiaries, engage in mergers or acquisitions or certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities. We were in compliance with these covenants as of December 31, 2008.

The financial covenants under the Credit Facility consist of a leverage ratio and a fixed charges coverage ratio. The leverage ratio is computed as total debt outstanding at the end of the quarter divided by the trailing twelve months Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), excluding certain cash and non-cash charges. Our leverage ratio as of December 31, 2008 was 0.93 versus a maximum allowable of 2.50 through March 31, 2009.  From April 1, 2009 to March 31, 2010, our maximum leverage ratio is 2.25; from April 1, 2010 and thereafter, the maximum leverage ratio is 2.00 until maturity of the Credit Facility. The fixed charges coverage ratio is computed as EBITDA, adjusted for both the trailing twelve months capital expenditures and cash taxes paid, divided by the trailing twelve months interest charges plus all payments of principal made during the previous twelve months. The fixed charges coverage ratio as of December 31, 2008 was 3.56 versus the covenant minimum of 2.00.

Management believes that cash flows from current operating activities will provide us with sufficient capital resources and liquidity to operate our business for at least the next 12 months.

At December 31, 2008, we had no material commitments for capital expenditures.

Cash Flow Summary

Cash flows from operating activities are derived primarily from our two business segments, the Bally Gaming Equipment and Systems segment and the Rainbow Casino operating segment.  The Bally Gaming Equipment and Systems segment consists of three primary cash flow sources: Gaming Equipment, which includes the sale of gaming devices and related equipment, parts and conversion kits; Gaming Operations, which includes the operation of linked progressive systems, video lottery and centrally determined systems and the rental of gaming devices and content; and Systems, which includes the sale and support of computerized monitoring systems. Cash flows from Casino Operations are derived from the operation of the Rainbow Casino.   We utilize our cash to acquire materials for the manufacture of goods for resale, to pay payroll, interest, taxes and selling, general and administrative expenses and to fund research and development activities.

Cash flows provided by operating activities were $72.9 million in the six months ended December 31, 2008 as compared to $31.3 million in the same period last year, a 133% improvement, due primarily to increased operating profit during the period.  During the six months ended December 31, 2008, net revenue for the Bally Gaming Equipment and Systems segment increased $54.5 million and cost of gaming equipment and systems and cost of gaming operations increased $9.0 million and $0.7 million, respectively, as compared to the same period last year.  The improvement in gross profit was offset by increased expenditures for research and development and cash paid for income taxes during the same period.

In addition, during the second quarter of fiscal 2009, we negotiated and received a final insurance settlement of $3.0 million related to 2005 U.S. Gulf Coast hurricane damages which destroyed or temporarily shut down our gaming operations in the region when our rental and daily fee games were destroyed in third party locations.

Cash utilized for investing activities is primarily for additions to property, plant and equipment for purchases of furniture, fixtures, office and gaming equipment, improvements in leaseholds and the manufacture of goods for lease or rental, as well as investments in technology assets.   During the six months ended December 31, 2008, we made capital expenditures of $14.0 million. In addition, during the second quarter of fiscal 2009, we purchased certain intangible assets, primarily CoolSign digital signage technology, for approximately $3.2 million.  The technology is for networked or standalone digital displays that work with our iVIEW display manager allowing casinos to show messages on the main screen of electronic casino games, on top of games, in overhead displays and in picture-in-picture scenarios.

Cash utilized for financing activities is primarily for the payment of capitalized debt fees and principal payments on our debt, as well as for the purchase of treasury shares.  On September 29, 2008, we entered into the Credit Facility.  The proceeds from the Credit Facility were used to repay existing bank term loans totaling $289.6 million and to pay for transaction fees and expenses totaling $10.7 million which are being amortized over the term of the Credit Facility.  In addition, during the six months ended December 31, 2008, we purchased 1,066,016 shares of our common stock for $27.0 million under our share repurchase plan.

Cash provided by financing activities is primarily from borrowings under our revolving credit facility and proceeds from the exercise of stock options and purchases of stock by employees under our Employee Stock Purchase Plan (“ESPP”).  During the six months ended December 31, 2008, employees exercised options for 393,946 shares of common stock for $7.3 million and purchased 39,305 shares of common stock for $0.7 million under our ESPP.

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2008 10-K. There were no material changes to those policies during the six months ended December 31, 2008.

Recently Issued Accounting Pronouncements

For a description of recently issued accounting pronouncements, see Note 1 to the unaudited condensed consolidated financial statements, Summary of Significant Accounting Policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2008, we had total debt outstanding of approximately $280.7 million, consisting primarily of $218.7 million outstanding under our term loan, $50.0 million borrowed under our revolving credit facility, $5.6 million in related party debt, (see Note 5 to unaudited condensed consolidated financial statements, Related Party Transactions) and $6.4 million in capital lease obligations and other debt. The interest rate for the revolving credit facility is variable, based on LIBOR for six months after closing of the transaction and thereafter is subject to a leveraged based pricing grid.  The interest rate on the term loan is fixed as a result of the floating-to-fixed interest rate swap entered into in December 2008.  See Note 4 to unaudited condensed consolidated financial statements, Long-Term Debt and Capital Leases. The related party debt is variable and is based on LIBOR. If the LIBOR rates were to increase or decrease by 100 basis points, with all other factors remaining constant, earnings would decrease or increase by approximately $0.6 million annually, on a pre-tax basis.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were not effective due to the existing material weaknesses in our internal control over financial reporting previously identified and discussed in the 2008 10-K and below under “Management’s Report on Internal Control Over Financial Reporting —Material Weakness in Internal Control Over Financial Reporting Previously Reported.”

While management has concluded that we have a material weakness related to internal control over financial reporting, we have devoted a significant amount of time and resources to the analysis of the financial statements presented in this Quarterly Report on Form 10-Q for the fiscal period ended December 31, 2008.  Accordingly, management believes that the financial statements included in this report fairly present in all material respects, our financial condition, results of operations and cash flows.

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

Changes in Internal Control Over Financial Reporting during the Quarter Ended December 31, 2008

While management has continued to implement certain remediation activities described in the 2008 10-K, there were no changes in our internal control over financial reporting that occurred in the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The material weakness previously disclosed in the 2008 Form 10-K continues to exist as of December 31, 2008.

PART II

ITEM 1.          LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 8 to the unaudited condensed consolidated financial statements, Commitments and Contingencies, which is incorporated by reference in response to this item.

ITEM 1A.       RISK FACTORS

We are subject to risks and uncertainties that could cause our actual results to differ materially from the expectations expressed in the forward looking statements. Factors that could cause our actual results to differ from expectations are described under “Item 1A. Risk Factors” in the 2008 10-K as modified in our Quarterly Report on Form 10-Q for the three months ended September 30, 2008.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 28, 1999, our Board of Directors approved a share repurchase plan under which, subject to price and market conditions, purchases of shares can be made from time to time in the open market or in privately negotiated transactions using available cash. On August 12, 2008, our Board of Directors reset the existing share repurchase plan to purchase up to $100 million of common stock.  Our quarterly share repurchases under this plan were as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (Per Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs
October 1 - October 31, 2008	392,750	$25.46	392,750	$89,017,373
November 1 - November 30, 2008	347,168	$17.43	347,168	$79,017,382
December 1 — December 31, 2008	—	$—	—	$72,965,196
Total	739,918	$21.69	739,918	$72,965,196

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of our stockholders during the Annual Meeting of Stockholders held on December 10, 2008:

1.               The election of two directors for terms of three years each:

Director	Shares For	Shares Withheld

Robert Guido	44,031,566	4,618,688

Kevin Verner	45,724,922	2,925,332

2.               Ratification of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2009:

Shares For	Shares Against	Abstain	Broker Non-Vote

47,653,799	918,683	77,772	—

ITEM 6.                                                     EXHIBITS

Exhibits	Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALLY TECHNOLOGIES, INC.		Date: February 6, 2009

By	/s/Richard Haddrill
Richard Haddrill
President and Chief Executive Officer
(Principal Executive Officer)

By	/s/Robert C. Caller
Robert C. Caller
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)