Form 10-Q
period 2009-03-31
BALLY TECHNOLOGIES, INC.
filed 2009-05-08
CIK 2491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-31558

BALLY TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

NEVADA	88-0104066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6601 S. Bermuda Rd.

Las Vegas, Nevada  89119

(Address of principal executive offices)

(702) 584-7700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                              ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                      ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer (do not check if a smaller reporting company) ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

The number of shares of Common Stock, $0.10 par value, outstanding as of May 5, 2009, according to the records of the registrant’s registrar and transfer agent was 54,464,000 which do not include 2,510,000 shares held in treasury.

PART I

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	June 30, 2008
	(in 000s, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$54,155	$66,570
Restricted cash	15,619	13,111
Accounts and notes receivable, net of allowances for doubtful accounts of $10,219 and $12,055	192,934	215,762
Inventories	60,457	94,238
Income tax receivable	23,861	8,534
Deferred income tax assets	66,033	68,816
Deferred cost of revenue	29,665	58,983
Other current assets	20,801	21,673
Total current assets	463,525	547,687

Restricted long-term investments	11,679	10,469
Long-term receivables	10,892	10,653
Property, plant and equipment, net of accumulated depreciation of $65,083 and $59,217	76,414	71,107
Leased gaming equipment, net of accumulated depreciation of $108,936 and $93,839	94,731	101,280
Goodwill	161,591	162,727
Intangible assets, net	34,232	36,249
Deferred income tax assets	14,652	10,734
Long-term deferred cost of revenue	43,593	35,211
Other assets, net	15,410	9,007
Total assets	$926,719	$995,124
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,170	$44,888
Accrued liabilities	40,952	63,328
Customer deposits	14,534	29,496
Jackpot liabilities	15,553	13,614
Deferred revenue	67,327	129,909
Current maturities of long-term debt and capital leases	37,314	13,163
Total current liabilities	194,850	294,398

Long-term debt and capital leases, net of current maturities	232,500	291,341
Long-term deferred revenue	65,690	55,691
Other income tax liability	20,954	18,750
Other liabilities	7,984	9,837
Total liabilities	521,978	670,017
Minority interest	2,131	1,782
Commitments and contingencies (Note 9)
Stockholders’ equity:
Special stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 115 shares issued and outstanding	12	12
Common stock, $.10 par value; 100,000,000 shares authorized; 56,931,000 and 56,318,000 shares issued and 54,421,000 and 55,144,000 outstanding	5,687	5,626
Treasury stock at cost, 2,510,000 and 1,174,000 shares	(57,309)	(25,041)
Additional paid-in capital	323,463	302,146
Accumulated other comprehensive income (loss)	(1,676)	1,268
Retained earnings	132,433	39,314
Total stockholders’ equity	402,610	323,325
Total liabilities and stockholders’ equity	$926,719	$995,124

See accompanying notes to unaudited condensed consolidated financial statements.

 BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
	(in 000s, except per share amounts)
Revenues:
Gaming equipment and systems	$126,828	$160,627	$443,643	$448,889
Gaming operations	69,986	58,981	204,169	167,237
Casino operations	10,769	13,001	30,463	36,165
	207,583	232,609	678,275	652,291
Costs and expenses:
Cost of gaming equipment and systems (1)	54,617	74,918	194,430	205,720
Cost of gaming operations	19,349	17,691	60,908	58,507
Direct cost of casino operations	4,227	4,901	12,902	14,332
Selling, general and administrative	53,126	60,416	171,079	173,679
Research and development costs	19,291	15,103	58,493	43,059
Depreciation and amortization	5,832	4,725	16,396	14,175
	156,442	177,754	514,208	509,472
Operating income	51,141	54,855	164,067	142,819

Other income (expense):
Interest income	698	832	2,801	2,836
Interest expense	(4,181)	(6,326)	(15,462)	(20,833)
Other, net	(810)	1,281	(5,040)	2,274

Income before income taxes and minority interest	46,848	50,642	146,366	127,096
Income tax expense	(16,232)	(18,939)	(52,039)	(47,283)
Minority interest	(1,365)	(1,454)	(1,208)	(3,866)

Net income	$29,251	$30,249	$93,119	$75,947

Basic and diluted earnings per share:
Basic earnings per share	$0.54	$0.55	$1.71	$1.40
Diluted earnings per share	$0.52	$0.52	$1.63	$1.31

Weighted average shares outstanding:
Basic	54,204	54,576	54,567	54,335
Diluted	56,446	58,396	57,104	58,114

(1)          Cost of gaming equipment and systems exclude amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2009	2008
	(in 000s)
Cash flows from operating activities:
Net income	$93,119	$75,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,845	45,339
Share-based compensation	10,907	10,020
Tax benefit of stock option exercises	—	155
Excess tax benefit of stock option exercises	(760)	(6,481)
Income tax receivable	(14,251)	—
Provision for doubtful accounts	937	3,757
Write-off of debt issuance costs	786	—
Inventory and other asset write-downs	3,667	7,587
Other	3,903	1,017
Changes in operating assets and liabilities:
Accounts and notes receivable	24,851	(39,496)
Inventories	5,583	(65,650)
Other current assets	3,578	(4,861)
Accounts payable	(25,794)	(4,902)
Accrued liabilities and jackpot liabilities	(40,065)	(8,953)
Deferred revenue and deferred cost of revenue	(31,647)	20,298
Net cash provided by operating activities	87,659	33,777

Cash flows from investing activities:
Capital expenditures	(21,590)	(12,565)
Restricted cash and investments	(2,679)	3,567
Additions to other long-term assets	(5,154)	(10,634)
Net cash used in investing activities	(29,423)	(19,632)

Cash flows from financing activities:
Proceeds from revolving credit facility	25,000	—
Payments on revolving credit facility	(25,000)	—
Capitalized debt issuance costs	(10,728)	—
Pay-off of debt from refinancing	(14,553)	—
Reduction of long-term debt and capital leases	(20,125)	(25,062)
Purchase of treasury stock	(32,268)	(16,720)
Excess tax benefit of stock option exercises	760	6,481
Proceeds from exercise of stock options and employee stock purchases	8,946	14,976
Net cash used in financing activities	(67,968)	(20,325)

Effect of exchange rate changes on cash	(2,683)	1,380

Cash and cash equivalents:
Decrease for period	(12,415)	(4,800)
Balance, beginning of period	66,570	40,842
Balance, end of period	$54,155	$36,042

See accompanying notes to unaudited condensed consolidated financial statements.

 BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information is related to the unaudited condensed consolidated statements of cash flows:

	Nine Months Ended March 31,
	2009	2008
	(in 000s)
Cash paid for interest	$20,294	$21,942
Cash paid for income taxes	63,776	49,321

Non-cash investing and financing transactions:
Pay-off of debt from refinancing	$275,000	$—
Transfer of inventory to leased gaming equipment (1)	34,233	56,964
Reclassify property, plant and equipment to inventory (1)	8,619	7,478
Accrual of capital expenditures	968	1,220

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

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, became effective for the Company on July 1, 2008 and provides for an irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings.  The Company chose not to elect to apply the fair value option to any of its financial instruments.

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts reflected in the accompanying unaudited condensed consolidated balance sheets for cash and cash equivalents, accounts and notes receivable, restricted long-term investments, accounts payable, jackpot liabilities and variable rate long-term debt approximate their respective fair values.

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

•

Level 2:  inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

•	Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s significant financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of March 31, 2009 (which is included in accrued liabilities in the unaudited condensed consolidated balance sheets):

	Fair Value Measurements Using Input Type
	(in 000s)
	Level 1	Level 2	Total
Liabilities:
Derivative financial instrument liability	$—	$1,194	$—

The Company’s valuation techniques used to measure the fair values of the derivative financial instrument liability above in which the counterparties have high credit ratings, were derived from pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data. The Company’s discounted cash flow techniques use observable market inputs, such as LIBOR-based yield curves.

Accounting for Derivative Instruments and Hedging Activity

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, the Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. Derivatives that meet the requirements of SFAS No. 133 are granted special hedge accounting treatment. The Company’s derivative financial instrument meets these requirements and is accounted for as a cash flow hedge.

The impact of the cash flow hedge on the unaudited condensed consolidated financial statements is depicted below.

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended	Nine Months Ended	Location of Gain (Loss) Reclassified from Accumulated	Three Months Ended	Nine Months Ended
Derivative in SFAS No. 133 Cash Flow Hedging Relationship	March 31, 2009	March 31, 2009	OCI into Income (Effective Portion)	March 31, 2009	March 31, 2009
(in 000s)

Interest rate swap agreement	$(750)	$(1,430)	Interest expense	$(236)	$(236)

Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market. Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overhead. Inventories consist of the following:

	March 31, 2009	June 30, 2008
	(in 000s)
Raw materials	$46,406	$59,423
Work-in-process	507	709
Finished goods	13,544	34,106
Total	$60,457	$94,238

The Company recorded inventory write-downs totaling approximately $0.9 million and $2.6 million and $3.7 million and $7.6 million for the three and nine months ended March 31, 2009 and 2008, respectively. These charges are classified in cost of gaming equipment and systems in the unaudited condensed consolidated statements of operations.

Hurricane damage insurance recoveries

In the second quarter of fiscal 2009, the Company negotiated an insurance settlement related to the 2005 U.S. Gulf Coast hurricane damages which destroyed or temporarily shut down its gaming operations in the region when its rental and daily fee games were destroyed in third party locations. The Company received a final payment of $3.0 million for business interruption during the second quarter, which was included in selling, general and administrative expenses.

Recently issued accounting pronouncements not yet adopted

In April 2009, the FASB released FSP 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP 107-1 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company expects to adopt FSP 107-1 and APB 28-1 beginning in the fourth quarter of fiscal 2009, but does not believe this guidance will have a significant impact on the Company’s consolidated results of operations, financial position and cash flows.

In November 2008, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 08-7, Accounting for Defensive Intangible Assets. EITF No. 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use. EITF No. 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF No. 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company expects to adopt EITF No. 08-7 beginning in fiscal 2010, but does not believe this guidance will have a significant impact on the Company’s consolidated results of operations, financial position and cash flows.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company expects to adopt FSP 142-3 beginning in fiscal 2010. The guidance contained in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements of FSP 142-3 must be applied prospectively to all intangible assets recognized in the Company’s financial statements as of the effective date. The Company does not believe that the adoption of FSP 142-3 will have a material effect on its consolidated results of operations, financial position and cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. In April 2009, the FASB issued FSP 141(R)-1 to further clarify and address application issues raised under SFAS No. 141-R. SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity is required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and accordingly, the Company expects to adopt SFAS No. 141R beginning in fiscal 2010. The Company expects that SFAS No. 141R and FSP 141(R)-1will have an impact on accounting for business combinations once adopted, but the significance of the effect is dependent upon acquisitions, if any, at that time.

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

2.             EARNINGS PER SHARE

Basic earnings per share are computed by dividing diluted earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities.

The following computation of basic and diluted earnings per share applicable to the Company’s common stock is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
	(in 000s, except per share amounts)
Net income	$29,251	$30,249	$93,119	$75,947
After tax interest expense on convertible debt	14	66	145	234
Diluted earnings	$29,265	$30,315	$93,264	$76,181

Weighted average common shares outstanding	54,204	54,576	54,567	54,335
Dilutive effect of:
Stock options, Restricted Stock Units (“RSU”) and restricted stock	2,120	3,616	2,331	3,511
Warrants	—	41	7	33
Convertible debt (1)	122	163	198	235
Weighted average diluted shares outstanding	56,446	58,396	57,103	58,114

Basic earnings per share	$0.54	$0.55	$1.71	$1.40
Diluted earnings per share	$0.52	$0.52	$1.63	$1.31

(1)          The Company has certain related party debt outstanding which is convertible into common stock at the Company’s discretion. See Note 5, Related Party Transactions.

Certain securities were excluded from the diluted per share calculation because their inclusion would be anti-dilutive. Such securities consist of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
	(in 000s)
Stock options, RSU and restricted stock	2,589	84	2,061	149
Warrants	100	—	—	—
Total	2,689	84	2,061	149

3.             GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

		March 31, 2009			June 30, 2008
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in 000s)
Computer software	3 - 9	$27,005	$(17,542)	$9,463	$25,207	$(14,506)	$10,701
License rights	3 - 5	2,039	(1,696)	343	2,199	(1,630)	569
Trademarks	5	2,203	(2,119)	84	2,203	(1,792)	411
Core technology	5 - 8	22,763	(5,400)	17,363	19,595	(2,949)	16,646
Contracts	10	10,043	(5,113)	4,930	10,043	(4,359)	5,684
Other intangibles	3 - 7	7,753	(5,704)	2,049	7,676	(5,438)	2,238
Total		$71,806	$(37,574)	$34,232	$66,923	$(30,674)	$36,249

For the three and nine months ended March 31, 2009 and 2008, total amortization expense related to intangible assets was $2.6 million and $1.4 million and $7.1 million and $4.5 million, respectively, which included computer software amortization expense of $1.0 million and $0.9 million and $3.0 million and $2.4 million, respectively.

Future amortization of intangible assets is scheduled as follows:

Year Ended June 30,	(in 000s)
2009 (remaining three months of fiscal year)	$2,751
2010	9,798
2011	7,862
2012	5,712
2013	4,994
Thereafter	3,115
Total	$34,232

All goodwill is associated with the Gaming Equipment and Systems segment. The changes in the carrying amount of goodwill for the nine months ended March 31, 2009, are as follows:

(in 000s)
Balance at June 30, 2008	$162,727
Foreign currency translation adjustment	(1,136)
Balance at March 31, 2009	$161,591

4.             LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital leases consist of the following:

	March 31, 2009	June 30, 2008
	(in 000s)
Revolving credit facility	$50,000	$—
Term loan facility	212,500	289,553
Capital lease obligations	4,458	9,262
Related party debt (see Note 5)	2,800	5,600
Other, generally unsecured	56	89
Long-term debt and capital leases	269,814	304,504
Less current maturities	(37,314)	(13,163)
Long-term debt and capital leases, less current maturities	$232,500	$291,341

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

As of March 31, 2009, there was $25.0 million of undrawn availability under the revolving credit facility. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit.

The interest rate on the Credit Facility was set at LIBOR plus 3.25% through March 2009 and thereafter, is subject to a leverage-based pricing grid. If the Company’s leverage ratio, as defined under the Credit Facility, is greater than 1.5, the interest rate will be LIBOR plus a margin of 3.25%; if the leverage ratio is between 1.0 and 1.5, the interest rate will be LIBOR plus a margin of 3.00%; and if the leverage ratio is below 1.0, the interest rate will be LIBOR plus a margin of 2.75%. In December 2008, the Company entered into a floating-to-fixed interest rate swap, as discussed below, to fix the interest rate of the term loan at 1.89% plus the applicable margin (3.25% at March 31, 2009) for the remaining term. The interest rate on the revolving credit facility was 3.73% at March 31, 2009.

The term loan requires quarterly principal reductions of $6.25 million during the first year, $8.75 million during the second year and $11.25 million during each of the third and fourth years, with a balloon payment due in September 2012. The Credit Facility matures in September 2012. The Credit Facility is collateralized by substantially all of the Company’s domestic property and is guaranteed by each of the Company’s domestic subsidiaries, other than the entity that holds the Company’s interest in its Rainbow Casino, and is secured by a pledge agreement. The Credit Facility contains a number of maintenance and other covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries to dispose of assets, incur additional indebtedness or issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of the Company’s subsidiaries, engage in mergers or acquisitions or certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities.  The Company was in compliance with these covenants as of March 31, 2009.

The financial covenants under the Credit Facility consist of a leverage ratio and a fixed charges coverage ratio. The leverage ratio is computed as total debt outstanding at the end of the quarter divided by the trailing twelve months Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), excluding certain cash and non-cash charges. The Company’s leverage ratio as of March 31, 2009 was 0.90 versus a maximum allowable of 2.50 through March 31, 2009. From April 1, 2009 to March 31, 2010, the Company’s maximum leverage ratio is 2.25; from April 1, 2010 and thereafter, the maximum leverage ratio is 2.00 until maturity of the Credit Facility. The fixed charges coverage ratio is computed as EBITDA, adjusted for both the trailing twelve months capital expenditures and cash taxes paid, divided by the trailing twelve months interest charges plus all payments of principal made during the previous twelve months. The fixed charges coverage ratio as of March 31, 2009 was 3.14 versus the covenant minimum of 2.00.

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

The Company’s related party debt, which totaled $2.8 million and $5.6 million as of March 31, 2009 and June 30, 2008, respectively, consists primarily of the debt owed to the former principals of Sierra Design Group (“SDG”). See Note 5, Related Party Transactions.

Interest Rate Swap Agreement

In December 2008, the Company entered into a floating-to-fixed interest rate swap agreement with a notional value of $218.8 million and a maturity date of September 26, 2012. This interest rate swap serves to fix the floating LIBOR based debt under the term loan to fixed rate debt at an interest rate of 1.89% plus the applicable margin described above (3.25% at March 31, 2009) to manage the risk exposure to interest rate fluctuations.

The Company has documented and designated this interest rate swap as a cash flow hedge. Based on the assessment of effectiveness using statistical regression, the Company determined that the interest rate swap is effective. Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed each fiscal quarter using the hypothetical derivative method. As the interest rate swap qualifies as a cash flow hedge, the Company adjusts the cash flow hedge on a quarterly basis to its fair value with a corresponding offset to accumulated Other Comprehensive Income (“OCI”). The interest rate swap has been and is expected to remain highly effective for the life of the hedge. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. Any ineffectiveness is reclassified from accumulated other comprehensive income to other income (expense). As of March 31, 2009, the Company had no ineffectiveness on its cash flow hedge. Amounts related to the swap expected to be reclassified from other comprehensive income to interest expense in the next twelve months total $1.45 million.

Additional information on the Company’s interest rate swap is as follows:

Interest Rate Swaps	Balance Sheet Location	Fair Value (in 000s)	Location of Offsetting Balance
Cash flow hedge - $212.5 million LIBOR based debt	Accrued liabilities	$1,194	Accumulated other comprehensive income (loss)

5.             RELATED PARTY TRANSACTIONS

In connection with the previous acquisition of SDG, the consideration paid included subordinated debt issued to the former principals of SDG. Certain of the former principals are now employees of the Company. The following table presents the outstanding related party debt and interest rates as of March 31, 2009 and June 30, 2008:

	March 31, 2009		June 30, 2008
	Interest Rate	Outstanding Debt	Interest Rate	Outstanding Debt
	(in 000s)
SDG	3.12%	$2,800	7.24%	$5,600
Less current maturities		(2,800)		(2,800)
Related party debt, less current maturities		$—		$2,800

The notes payable to the former principals of SDG are payable in annual installments plus interest at LIBOR plus 2% through calendar year 2009. At the Company’s discretion, the principal and accrued interest thereon can be paid in cash, or can be converted into shares of the Company’s common stock using the average stock price for the 20 business days prior to the delivery of such shares.

The Company completed the acquisition of substantially all of the assets and liabilities of MindPlay during fiscal 2004. The initial purchase price for MindPlay included, among other things, the issuance of a note payable which was settled in full in fiscal 2008.The settlement resulted in a gain of approximately $2.7 million which is included in selling, general and administrative expense in the three and nine months ended March 31, 2008.

In November 2007, the Company repurchased 149,253 shares of common stock for $6.0 million from Mr. Robert Luciano, a former principal of SDG and the Company’s Chief Technology Officer. The shares are included in treasury stock.

The Company leases a warehouse and office facility from an entity owned by Mr. Luciano. Rental payments totaled $120,000 and $117,000 for the three months ended March 31, 2009 and 2008, respectively, and $360,000 and $341,000 for the nine months ended March 31, 2009 and 2008, respectively.

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

During the nine months ended March 31, 2009, the Company repurchased 1,291,216 shares of common stock for $30.9 million under the share repurchase plan. As of March 31, 2009, $69.1 million was authorized to be repurchased in future periods.

Share-Based Award Plans

Stock option activity as of and for the nine months ended March 31, 2009 is summarized below:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)	(per share)	(years)	(in 000s)
Balance outstanding as of June 30, 2008	7,087	$17.61		$115,883
Granted	447	21.75
Exercised	(442)	17.39
Forfeited or expired	(54)	20.56
Balance outstanding as of March 31, 2009	7,038	$17.87	5.55	$21,875
Exercisable as of March 31, 2009	5,025	$16.44	5.09	$18,237

Restricted stock and RSU activity as of and for the nine months ended March 31, 2009 is summarized below:

	Restricted Stock	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
	(in 000s)	(per share)	(in 000s)	(in 000s)
Balance outstanding as of June 30, 2008	385	$26.64	556	17.07
Granted	100	24.62	67	23.04
Vested	(164)	18.17	—	—
Forfeited or expired	—	—	—	—
Balance outstanding as of March 31, 2009	321	$30.31	623	$17.71
Vested as of March 31, 2009	—	—	534	$16.04

Share-Based Compensation

The following table presents share-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
	(in 000s)
Selling, general and administrative	$3,025	$2,937	$8,794	$8,562
Research and development	745	470	2,004	1,367
Cost of gaming equipment and systems and operations	41	28	109	91
Share-based compensation expense before tax	3,811	3,435	10,907	10,020
Income tax benefit	1,334	1,202	3,818	3,507
Net share-based compensation expense	$2,477	$2,233	$7,089	$6,513

As of March 31, 2009, there was $14.8 million of total unrecognized compensation expense related to the unvested portion of stock options which will be recognized over the subsequent 1.54 years. In addition, as of March 31, 2009, there was $8.4 million of total unrecognized compensation expense related to the unvested portion of restricted stock and RSUs which will be recognized over the subsequent 1.83 years.

7.             COMPREHENSIVE INCOME

Comprehensive income consists of net income, foreign currency translation gains and losses and losses related to certain of our derivative financial instruments that are reflected in stockholders’ equity instead of net income. The following table sets forth the calculation of comprehensive income:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
	(in 000s)
Net income	$29,251	$30,249	$93,119	$75,947
Change in foreign currency translation gains (losses)	(1,170)	718	(1,750)	1,295
Unrealized losses on derivative financial instruments	(514)	—	(1,194)	—
Total comprehensive income	$27,567	$30,967	$90,175	$77,242

8.             INCOME TAXES

The provision for income taxes for interim periods is based on the current estimate of the annual effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and is adjusted as necessary for quarterly events. The effective income tax rate was approximately 36% and 37% for the nine months ended March 31, 2009 and 2008, respectively. The lower rate in fiscal 2009 reflected the reinstatement of the research and development tax credit which previously expired on December 31, 2007.

The Internal Revenue Service (“IRS”) commenced examination of the Company’s United States federal income tax returns for 2003 through 2005 in the fourth quarter of 2006. Throughout the examination, the IRS has proposed, and management has agreed to, certain adjustments related to the open tax years that have been recorded in the income tax provision. In January 2009, the IRS completed its field examination of the open tax years and issued a Revenue Agent’s Report (“RAR”). Also in January 2009, the Company paid $3.4 million in tax and $1.2 million in interest to the IRS to settle certain agreed adjustments. The RAR also included several unagreed adjustments that, if the IRS were to prevail in full, would require additional income tax provisions of approximately $5.4 million, plus interest, for the tax years through 2005. The Company filed a formal protest defending its position which, if successful, would result in a reduction to unrecognized tax benefits and a corresponding reduction of income tax provisions of approximately $4.8 million. Consequently, it is reasonably possible that within the next twelve months the Company will resolve some of the matters in the RAR, which may increase or decrease unrecognized tax benefits for the open tax years.

As of March 31, 2009, the Company has $21.9 million related to uncertain tax positions, excluding related accrued interest and penalties, $17.9 million of which, if recognized, would impact the effective tax rate.  As of March 31, 2009, the Company has $4.6 million and $135,000 accrued for the payment of interest and penalties, respectively.

9.             COMMITMENTS AND CONTINGENCIES

Litigation

In December 2004, International Game Technology (“IGT”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Nevada. The complaint asserted that the Company’s wheel-based games, such as Monte Carlo™, Lucky Wheel™ and Cash For Life™, its games with a reel in the top box, such as Bonus Frenzy™, and its iVIEW™ products infringed on patents held by IGT, and sought injunctive relief and damages in unspecified amounts. As part of its defense, the Company asserted counterclaims seeking damages and other relief against IGT, including claims that IGT’s patents were invalid, unenforceable and not infringed, as well as several claims that IGT engaged in anti-competitive conduct in violation of state and federal antitrust laws. In October 2008, the court granted the Company’s motions for summary judgment, ruling that IGT’s two “wheel” patents and a touch-screen player-tracking patent were invalid; that even if the patents were valid, the Company’s wheel-based games at issue would not infringe; and that certain of the Company’s iVIEW products do not infringe the two asserted player-tracking patents. The court also found issues of material fact regarding IGT’s alleged inequitable conduct before the U.S. Patent and Trademark Office and denied IGT’s motions to dismiss those claims, leaving them for trial. However, the court postponed the trial until after IGT has appealed the court’s summary judgments on the Company’s antitrust allegations against IGT. IGT’s appeal is pending.

In April 2006, IGT filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware. The complaint asserted that the Company’s Bally Power Bonusing™ products infringe patents held by IGT, and sought injunctive relief and damages in unspecified amounts. The court took IGT’s motion for a preliminary injunction off-calendar, and a June 1, 2009 trial date has been set. Of the nine patents and 200 claims originally filed in the case by IGT, all but three patents and eight claims were dismissed. On April 28, 2009, the District Court issued an order finding that Bally’s Power Promotions, Power Bank, and SDS/CMP Power Winners products do not infringe IGT’s patents. The court also found that Bally’s ACSC Power Winners and ACSC Power Reward products infringe some patent claims asserted by IGT, but not others. Appeals by both parties are likely. In the meantime, the Company has undertaken technical changes to ensure non-infringement for the two products partially in question. The Company does not believe that potential infringement damages, if any, would be material to the Company’s financial position as the revenues from these two products to date have not been material.

In September 2006, the Company filed a patent infringement lawsuit against IGT in the United States District Court for the District of Nevada. The complaint asserted that certain of IGT’s bonus wheel games infringe a patent held by the Company, and sought injunctive relief and damages. IGT filed an answer generally denying the claims and moved for summary judgment. In September 2008, the court granted IGT’s motions for summary judgment, declaring the wheel patent “obvious” and therefore invalid. This case is on appeal.

The Company is also a party to various lawsuits relating to routine matters incidental to its business. Management does not believe that the outcome of such litigation, including the matters above, in the aggregate, will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

10.          SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in two business segments: (i) Bally Gaming Equipment and Systems which designs, manufactures, assembles, distributes and operates gaming devices and licenses computerized monitoring and bonusing systems for gaming devices, and (ii) Casino Operations which owns and operates a casino in Vicksburg, Mississippi. Certain expenses related to Company-wide initiatives are managed at the corporate level and not allocated to any operating segment. The accounting policies of these segments are consistent with the Company’s policies for the unaudited condensed consolidated financial statements. The table below presents information as to the Company’s revenues and operating income (loss) by segment:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
	(in 000s)
Revenues:
Gaming Equipment and Systems	$196,814	$219,608	$647,812	$616,126
Casino Operations	10,769	13,001	30,463	36,165
Total revenues	$207,583	$232,609	$678,275	$652,291

Inter-segment revenues:
Gaming Equipment and Systems	$144	$490	$1,164	$924
Casino Operations	—	—	—	—
Total inter-segment revenues	$144	$490	$1,164	$924

Operating income (loss):
Gaming Equipment and Systems	$51,752	$56,221	$173,554	$154,113
Casino Operations	3,698	5,387	9,052	13,429
Corporate	(4,309)	(6,753)	(18,539)	(24,723)
Total operating income	$51,141	$54,855	$164,067	$142,819

The Company has operations based primarily in the United States as well as significant sales and distribution offices based in Europe and other foreign locations, including South America. The table below presents information as to the Company’s revenues and operating income by geographic region which is determined by country of destination:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
	(in 000s)
Revenues:
United States and Canada	$161,662	$190,458	$565,746	$555,147
Europe	11,246	17,466	27,303	37,215
Other foreign	34,675	24,685	85,226	59,929
Total revenues	$207,583	$232,609	$678,275	$652,291

Operating income:
United States and Canada	$38,170	$45,087	$136,571	$123,038
Europe	4,096	5,993	8,310	12,614
Other foreign	8,875	3,775	19,186	7,167
Total operating income	$51,141	$54,855	$164,067	$142,819

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin this section with a summary of our key operating business divisions as of March 31, 2009 and a brief overview of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The overview is followed by a detailed analysis of our results of operations and our financial condition and liquidity as of and for the three and nine months ended March 31, 2009 and 2008. References to “we,” “our,” “us,” or the “Company” refer to Bally Technologies, Inc. and its subsidiaries.

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

Although we believe the expectations reflected in any forward looking statements are reasonable, readers are cautioned that forward looking statements involve known and unknown risks and uncertainties, are not guarantees of future performance and that actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied by such forward looking statements. These differences can arise as a result of the risks described in Item 1A, Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 (the “2008 10-K”), as modified in our Quarterly Report on Form 10-Q for the three months ended September 30, 2008, as well as other factors such as the impact of competition, the impact of any prolonged downturn in the economy or the financial markets, our ability to service debt, product development, foreign operations, dependence on key personnel, the ability to integrate future acquisitions, regulation by gaming authorities, the outcome of pending litigation matters, gaming taxes, market risks and the potential adverse effects to our financial condition, results of operations or prospects.

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

Linked Progressive Systems:  We offer our customers gaming devices that feature a common jackpot or prize award that can be linked (within a casino, in a local-area network, or among multiple casinos within a market or jurisdiction) in a wide-area network. Progressive gaming devices are typically offered to customers under a daily fee arrangement that is based on a percentage of the money wagered on the participating gaming devices. In many cases, we use a portion of these revenues to fund the ultimate payment of the jackpot awards.

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

Casino Operations

The Rainbow Casino, located in Vicksburg, Mississippi, began operations in July 1994. It is one of five casinos operating in the Vicksburg, Mississippi market during the period. The facility includes a 33,000 square-foot casino with an average of 795 gaming devices and 9 table games, a large buffet-style restaurant, and a 20,000 square-foot conference center. The Casino also includes the 89-room Rainbow Hotel, which is owned and operated by a third party. Rainbow is marketed as a “locals” casino and draws mid-level gaming customers principally from within a 75-mile radius of Vicksburg. Our promotions are focused primarily on direct mail and special promotional events.

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

Overview

We report our revenue and income in two reportable segments: the Bally Gaming Equipment and Systems segment, which includes our Gaming Equipment, Gaming Operations and Systems divisions, and our Casino Operations segment. Our total revenues were $207.6 million and $232.6 million and $678.3 million and $652.3 million for the three and nine months ended March 31, 2009 and 2008, respectively. Revenue from our Bally Gaming Equipment and Systems segment represented approximately 95% and 94% of our total revenues for the three months ended March 31, 2009 and 2008, respectively, and 96% and 94% of our total revenues for the nine months ended March 31, 2009 and 2008, respectively.

We review certain financial measures in assessing our financial condition and operating performance not only in connection with creating our forecasts and in making comparisons to financial results from prior periods, but also in making comparisons to our competitors’ financial results. We focus on fluctuations in revenue, cost and gross margin in the Bally Gaming Equipment and Systems and Casino Operations segments and also pay close attention to improvements in consolidated operating income, net income, diluted earnings per share, adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, including asset charges and share-based compensation) and cash flows from operations as they are key indicators of our success in growing our business. We also measure changes in selling, general and administrative expenses as a percent of revenue, which indicate management’s ability to control costs, as well as changes in research and development as a percent of revenue, which demonstrate investment in our technology assets.  The measures listed above are not a comprehensive list of all factors considered by us in assessing our financial condition and operating performance, and we may consider other individual measures as required by trends and discrete events arising in a specific period, but they are the key indicators that we generally weigh most heavily from period to period.

We are currently operating in a challenging economic environment and the combination of economic uncertainty, lower demand for replacement products and reduced opportunities from new or expanded markets has negatively impacted our consolidated results. We expect to benefit from certain new or expansion projects currently in process, but the breadth and timing of such opportunities remains uncertain due to the difficult credit environment facing our customers and the risk of continued economic uncertainty.  While we expect demand in the replacement market will remain sluggish in the near term, we are becoming cautiously optimistic that gaming operators’ replacement game buying demand will begin to improve in calendar 2010.

Gaming Equipment sales by our Bally Gaming Equipment and Systems segment in North America have been adversely affected by the sluggish demand for replacement products. During the three and nine months ended March 31, 2009 and 2008, we sold 4,368 and 6,742 and 17,065 and 19,037 new gaming devices, respectively. Additionally, during the third quarter, our game sales margins were negatively impacted from the lower mix of higher margin products sold and a higher per unit allocation of overhead due to the decrease in the number of units produced.

The adverse affects of these matters were partially offset by our continued expansion into international markets during the period. International revenues were $45.9 million and $42.2 million and $112.5 million and $97.1 million for the three and nine months ended March 31, 2009 and 2008, respectively.

Revenues from the Rainbow Casino also decreased in both the three and nine months ended March 31, 2009, when compared to the same period last year, reflecting the impact of the current economic conditions.

Despite the challenging economic conditions, we have experienced continued strength in Gaming Operations and Systems revenues during the period. Gaming Operations revenues were $70.0 million and $58.9 million and $204.2 million and $167.2 million during the three and nine months ended March 31, 2009 and 2008, respectively. Revenues were significantly higher than in the prior periods due primarily to the continued performance of existing and new premium game units and expansion in our Class II business. Gaming operations margins improved due to better management of our capital, more strategic placements and supply chain efficiencies. In addition, we experienced significant growth in the installed base of our centrally determined systems which increased by approximately 4,700 units over March 31, 2008 due primarily to increased placements, especially in the Class II and centrally determined markets. We have just released, or will soon release, some new products including our new spinning-wheel game, Cash Wheel™, Transparent Reels™, our all new Digital Tower Series platform, which includes 77777 Jackpot™, and Fireball™, and our Jumbo and DualVision™ cabinets. We continue to focus our efforts on the introduction of new and innovative games and cabinets both for our video and stepper platforms.

Systems revenues were $56.6 million and $57.0 million and $164.8 million and $152.4 million for the three and nine months ended March 31, 2009 and 2008, respectively. Maintenance revenue increased 25% and 24% in the three and nine months ended March 31, 2009, respectively, when compared to the same periods last year as a result of an increased install base of customers on our systems. For systems, the new SDS version 11, which runs on both Unix and Windows off the same code base, our iVIEW Display Manager™, and our Power Bonusing products are generating positive interest. Over the last few years, we have continued our focus on the basics of enterprise software development, delivery, customer support and services discipline, on improving core products, providing good upgrade possibilities for our customers, and increasing customer satisfaction levels based on better service and support which are all serving us well in these difficult economic times.

Management continuously monitors and reviews its operating expenses and selling, general and administrative expenses in comparison to revenues.  Despite lower revenues during the three months ended March 31, 2009, when compared to the same period last year, our selling, general and administrative expenses remained at 26% of revenues. Selling, general and administrative expenses as a percentage of revenue declined to 25% during the nine months ended March 31, 2009, when compared to 27% during the same period last year.

Results of Operations

Bally Gaming Equipment and Systems

The summary financial results and operating statistics for our Bally Gaming Equipment and Systems segment for the three months and nine months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2009	% Rev	2008	% Rev	2009	% Rev	2008	% Rev
	(dollars in millions)
Revenues:
Gaming Equipment	$70.2	36%	$103.7	47%	$278.8	43%	$296.4	48%
Gaming Operations	70.0	35%	58.9	27%	204.2	32%	167.2	27%
Systems	56.6	29%	57.0	26%	164.8	25%	152.5	25%
Total revenues	$196.8	100%	$219.6	100%	$647.8	100%	$616.1	100%

Gross Margin:
Gaming Equipment (1)	$31.2	45%	$45.5	44%	$128.5	46%	$132.1	45%
Gaming Operations	50.7	72%	41.3	70%	143.3	70%	108.7	65%
Systems (1)	41.0	72%	40.2	71%	120.7	73%	111.1	73%
Total gross margin	$122.9	62%	$127.0	58%	$392.5	61%	$351.9	57%

Selling, general and administrative	$46.9	24%	$52.0	24%	$146.7	23%	$143.6	23%
Research and development costs	19.3	10%	15.1	7%	58.5	9%	43.1	7%
Depreciation and amortization	4.9	2%	3.7	2%	13.7	2%	11.1	2%
Operating income	$51.8	26%	$56.2	25%	$173.6	27%	$154.1	25%

(1)          Gross Margin from Gaming Equipment and Systems excludes amortization related to certain intangibles including core technology and license rights, which are included in depreciation and amortization.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Operating Statistics
New gaming devices	4,368	6,742	17,065	19,037
Original Equipment Manufacturer (“OEM”) units	—	—	505	—
New unit Average Selling Price (“ASP”)	$14,191	$13,427	$14,263	$13,281

			As of March 31,
			2009	2008
End of period installed base:
Gaming monitoring units installed base			355,000	315,000
Systems managed cashless games			306,000	272,000

Wide-area progressive			1,029	990
Local-area progressive			192	269
Total linked progressive systems			1,221	1,259

Rental and daily-fee games			12,208	12,377
Lottery systems			8,152	7,980
Centrally determined systems			47,637	42,924	(1)

(1)          Daily fee revenue from approximately 9,100 units included in the centrally determined systems end of period installed base total as of March 31, 2008 was deferred, and was not included in gaming operations revenue until the second quarter of fiscal 2009 when the completion of certain contractual commitments necessary to recognize revenue under the Company’s revenue-recognition policy occurred.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Total revenues for our Bally Gaming Equipment and Systems segment decreased $22.8 million, or 10%, in the three months ended March 31, 2009, when compared to the same period last year, as a result of the following:

Gaming Equipment Revenue. Gaming Equipment revenue decreased by $33.5 million, or 32%, to approximately $70.2 million primarily as a result of a 35% decrease in new gaming device sales to 4,368 units in the three months ended March 31, 2009, when compared to 6,742 units sold in the same period last year. The decrease in new gaming device sales was offset by a 6% increase in the ASP, excluding OEM units, of new gaming devices as the result of a reduction in discounts and trade-ins with customers and the increase in international unit sales, as compared to domestic unit sales, which had a higher ASP during the period. In addition , used game revenue and sales of parts decreased $2.8 million, or 32%, during the three months ended March 31, 2009, when compared to the same period last year.

Gaming Equipment Gross Margin. Gaming Equipment gross margin increased to 45% in the three months ended March 31, 2009 from 44%, in the same period last year, primarily as a result of the increased ASP and a reduction in discounts and trade-ins with customers. During the current quarter, there were $0.8 million in inventory write-downs as compared to $2.6 million in the same period last year. The decrease in inventory write-downs was a result of improved material planning efforts and a concentrated effort to convert or rework slower moving inventory during the current fiscal year.

Gaming Operations Revenue. Gaming Operations revenue increased $11.1 million, or 19%, to approximately $70.0 million in the three months ended March 31, 2009, when compared to the same period last year, primarily as a result of an increase in the installed base of centrally determined systems, and the impact from the introduction of certain flat fee rental units.

At March 31, 2009, there was a slight decrease in our installed base of rental and daily fee games from 12,377 units as of March 31, 2008 to 12,208 units as of March 31, 2009.

Our installed base of devices connected to our centrally determined systems (Class II, Video Lottery and iVIEW network) increased 11% from 42,924 units as of March 31, 2008 to 47,637 units as of March 31, 2009 due primarily to units added in Mexico, Alabama and Washington.

Gaming Operations Gross Margin. Gross margin increased to 72% in the three months ended March 31, 2009 from 70%, in the same period last year, primarily as a result of a significant increases in license, rental and participation revenue which had little associated variable costs. Cost of gaming operations increased $1.7 million, or 9%, in the three months ended March 31, 2009, as compared to the prior year period, primarily due to depreciation expense included in cost of gaming operations which was higher due to the increase in gaming operations units placed and infrastructure installed in customer locations under rental and participation arrangements. The increase in depreciation expense was offset by decreases in expenditures for parts, signs and meters and royalty expense during the same period due to more strategic management of our capital.

Systems Revenue. Systems revenue decreased by $0.4 million to approximately $56.6 million in the three months ended March 31, 2009 when compared to the same period last year. Systems maintenance revenue was $13.1 million, representing an increase of $2.6 million, or 25%, in the three months ended March 31, 2009 when compared to $10.5 million in the same period last year.

Systems Gross Margin. Systems gross margin increased to 72% in the three months ended March 31, 2009 from 71%, in the same period last year, primarily as a result of product mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $5.1 million, or 10%, in the three months ended March 31, 2009, when compared to the same period last year. Legal fees decreased $0.9 million during the three months ended March 31, 2009, when compared to the same period last year, due to a reduction in activity while certain cases remain on appeal. In addition, temporary labor and related outside services expense decreased $2.0 million, and supplies and printing expense decreased $1.2 million during the same period. Bad debt expense also decreased $1.0 million during the three months ended March 31, 2009, when compared to the same period last year, due to a reduction in net write-offs during the period. These decreases were partially offset by an increase in salaries and related expenses of $3.9 million, or 10%, in the three months ended March 31, 2009, when compared to the same period last year, due primarily to increases in staffing to meet growing demands of the business including expansion in international markets.

Research and Development Costs. Research and development costs increased $4.2 million, or 28%, in the three months ended March 31, 2009, when compared to the same period last year, as a result of the increase in projects coupled with an increase in staffing, primarily in our India Development Centers. We remain focused on our technology assets due to the competitive landscape that requires a continual investment in future generations of gaming products and systems.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $1.2 million, or 32%, in the three months ended March 31, 2009, when compared to same period last year, primarily as a result of certain intangible assets which began amortizing during the current period.

Nine Months Ended March 31, 2009 Compared to Nine Months Ended March 31, 2008

Total revenues for our Bally Gaming Equipment and Systems segment increased $31.7 million, or 5%, in the nine months ended March 31, 2009, when compared to the same period last year, as a result of the following:

Gaming Equipment Revenue. Gaming Equipment revenue decreased by $17.6 million, or 6%, to approximately $278.8 million primarily as a result of a 10% decrease in new gaming device sales to 17,065 units in the nine months ended March 31, 2009, when compared to 19,037 units sold in the same period last year and the sale of 505 OEM units during the current period. There were no sales of OEM units in the nine months ended March 31, 2008. In addition, there was a 7% increase in the ASP, excluding OEM units, of new gaming devices as the result of product mix, including the sale of certain premium units, a reduction in discounts and trade-ins with customers and an increase in international sales with a higher ASP during the same period. Used game revenue and sales of parts decreased $10.2 million during the nine months ended March 31, 2009 when compared to the same period last year.

Gaming Equipment Gross Margin. Gaming Equipment gross margin increased to 46% in the nine months ended March 31, 2009 from 45%, in the same period last year, primarily as a result of the increased ASP and lower material and production costs of our products. Royalty expense increased $1.1 million in the nine months ended March 31, 2009, when compared to the same period last year, due to an increase in fees associated with unit sales and game conversions with third party titles. In addition, there were $3.6 million in inventory write-downs during the period as compared to $7.6 million in the same period last year. The reduction in inventory write-downs was the result of improved material planning efforts and a concentrated effort to convert or rework slower moving inventory during the period.

Gaming Operations Revenue. Gaming Operations revenue increased $37.0 million, or 22%, to approximately $204.2 million in the nine months ended March 31, 2009, when compared to the same period last year, due primarily to an increase in the installed base of centrally determined systems.

Our installed base of devices connected to our centrally determined systems (Class II, Video Lottery and iVIEW network) increased 11% from 42,924 units as of March 31, 2008 to 47,637 units as of March 31, 2009 primarily due to units added in Mexico, Alabama and Washington.

Gaming Operations Gross Margin. Gross margin increased to 70% in the nine months ended March 31, 2009 from 65%, in the same period last year, primarily as a result of the significant increases in both rental and participation revenue which had little associated variable costs. Cost of gaming operations increased $2.4 million, or 4%, in the nine months ended March 31, 2009, as compared to the prior year period, primarily due to depreciation expense included in cost of gaming operations which was higher due to the increase in gaming operations units placed and infrastructure installed in customer locations under rental and participation arrangements. The increase in depreciation expense was offset by decreases in expenditures for parts, signs and meters and royalty expense during the same period. Royalty expense decreased $2.2 million due to the removal and fewer new placements of certain third party titles during the same period last year.

Systems Revenue. Systems revenue increased $12.3 million, or 8%, to approximately $164.8 million in the nine months ended March 31, 2009 when compared to the same period last year primarily as a result of continued acceptance of our products, including our iVIEW player-communication devices and Bally Power Bonusing software, and an increase in the number of go-lives with new customers and incremental sales to existing customers during the period. Systems maintenance revenue was $37.6 million representing an increase of $7.3 million, or 24%, in the nine months ended March 31, 2009 when compared to $30.3 million in the same period last year.

Systems Gross Margin. Systems gross margin was 73% in both the nine months ended March 31, 2009 and 2008.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.1 million, or 2%, in the nine months ended March 31, 2009, when compared to the same period last year. Salaries and related expenses increased $19.2 million, or 18%, in the nine months ended March 31, 2009, when compared to the same period last year, due primarily to increases in staffing to meet growing demands of the business including expansion in international markets.

The increase in salaries and related expenses was offset by a $3.0 million insurance reimbursement in the second quarter from previous claims for the 2005 U.S. Gulf Coast hurricanes. In addition, temporary labor and related outside services expenditures decreased $4.0 million, legal fees decreased $1.1 million due to a reduction in activity while certain cases remain on appeal,  supplies and printing expense decreased $1.0 million and bad debt expense decreased $2.8 million during the same period. The decrease in bad debt expense was due to a reduction in net write-offs during the period.

Research and Development Costs. Research and development costs increased $15.4 million, or 36%, in the nine months ended March 31, 2009, when compared to the same period last year, primarily as a result of the increase in projects coupled with an increase in staffing, primarily in our India Development Centers. We remain focused on our technology assets due to the competitive landscape that requires a continual investment in future generations of gaming products and systems.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $2.6 million, or 23%, in the nine months ended March 31, 2009, when compared to same period last year, primarily as a result of certain intangible assets which began amortizing during the current period.

Casino Operations

The summary of our financial results and operating statistics for our Casino Operations is as follows:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2009	% Rev	2008	% Rev	2009	% Rev	2008	% Rev
	(dollars in millions)
Revenue	$10.8	100%	$13.0	100%	$30.5	100%	$36.2	100%

Selling, general and administrative	$1.9	18%	$2.0	15%	$6.1	20%	$6.4	18%
Depreciation and amortization	$0.9	8%	$0.7	5%	$2.4	8%	$2.0	6%
Operating income	$3.7	34%	$5.4	41%	$9.1	30%	$13.4	37%

Operating statistics:
Average number of gaming devices	769		831		795		830
Average number of table games	7		10		9		10

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Casino Operations. Revenue decreased by 17% for the three months ended March 31, 2009 when compared to the same period last year due primarily to increased competition from the opening of a new casino adjacent to our property in October 2008, the recent expansion of a nearby casino and an increase in promotional offers from other competitors in the Vicksburg market. The Mississippi River counties reported an 8% decline in gaming revenues for the three months ended March 31, 2009, when compared to the same period last year, which also negatively affected the casino during the quarter. In addition, there was a 7% reduction in the average number of gaming devices and 30% reduction in the average number of table games in the three months ended March 31, 2009 when compared to the same period last year. The reduction in table games had a minimal effect on revenue because their removal made room for automated roulette games. The reduction in gaming devices was temporary during a remodeling project at the casino. In April 2009, the casino had over 800 gaming devices on the casino floor.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.1 million, or 5%, for the three months ended March 31, 2009 when compared to the same period last year due primarily to a 4% decrease in salaries and related expenses during the current period. In addition, there was a 14% decrease in advertising and promotional expenditures during the current period due to a reduction in television advertising at higher rates per advertisement, offset by an increase in billboard advertising at lower rates per advertisement.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.2 million, or 29%, for the three months ended March 31, 2009, when compared to the same period last year, as a result of equipment and leasehold additions during the period.

Nine Months Ended March 31, 2009 Compared to Nine Months Ended March 31, 2008

Casino Operations. Revenue decreased by 16% for the nine months ended March 31, 2009 when compared to the same period last year due primarily to the increased competition in the area discussed above and a slowdown in the economy. The Mississippi River counties reported an 8% decline in gaming revenues for the nine months ended March 31, 2009, when compared to the same period last year, which negatively affected the casino during the period. In addition, there was a reduction in the average number of gaming devices and table games by 4% and 10%, respectively, for the nine months ended March 31, 2009 when compared to the same period last year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.3 million, or 5%, for the nine months ended March 31, 2009 when compared to the same period last year due primarily to a decrease in advertising and promotional expenditures during the current period. The decrease in advertising and promotional expenditures was due to a reduction in television advertising with higher rates per advertisement offset by an increase in newspaper and billboard advertising with lower rates per advertisement.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.4 million, or 20%, for the nine months ended March 31, 2009, when compared to the same period last year, as a result of equipment and leasehold additions and new slot machines deployed during the period.

Parent Company

The summary financial results of Bally Technologies, Inc., our parent entity, are set forth below. These results also include certain other income and expenses that are otherwise not allocated to a specific business segment.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
	(dollars in millions)
General and administrative	$4.3	$6.4	$18.3	$23.7
Depreciation and amortization	—	0.3	0.3	1.0
Operating loss	$4.3	$6.7	$18.6	$24.7

Other income (expense)
Interest income	$0.7	$0.8	$2.8	$2.8
Interest expense	(4.2)	(6.3)	(15.5)	(20.8)
Other, net	(0.8)	1.3	(5.0)	2.3
Total other expense	$(4.3)	$(4.2)	$(17.7)	$(15.7)

Income tax expense	$(16.2)	$(18.9)	$(52.0)	$(47.3)
Minority interest	$(1.4)	$(1.5)	$(1.2)	$(3.9)

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

General and Administrative Expenses. General and administrative expenses decreased $2.1 million, or 33%, in the three months ended March 31, 2009, when compared to the same period last year. During the three months ended March 31, 2009, payroll and related expenses decreased $3.0 million, primarily due to an adjustment in the Company’s performance-based incentive plan accrual during the period. In addition, during the same period, accounting and professional fees and legal fees decreased $1.5 million. These decreases were offset by a $2.7 million reduction in miscellaneous income as a result of a gain related to the MindPlay settlement (see Note 5 to the unaudited condensed consolidated financial statements, Related Party Transactions) recognized in the same period last year.

Depreciation and Amortization. Depreciation and amortization expense decreased $0.3 million in the three months ended March 31, 2009, when compared to the same period last year, primarily as a result of certain intangible assets fully amortizing earlier in the fiscal year.

Other Income (Expense). Other expense increased $0.1 million, or 2%, in the three months ended March 31, 2009, when compared to the same period last year. The increase in other expense was primarily due to an increase in losses incurred on foreign currency transactions as a result of the strengthening U.S. dollar. Interest expense decreased $2.1 million due to the reduction in both the principal balance and the interest rate on the term loan, which decreased from 7.36% in three months ended March 31, 2008 to 5.14% in the same period this year, as discussed below under Financial Condition and Liquidity — Working Capital. In December 2008, we entered into a floating-to-fixed interest rate swap to fix the interest rate at 1.89% plus an applicable margin (3.25%, as of March 31, 2009) until the term loan’s maturity in September 2012.

Our Credit Facility provides for leveraged based pricing starting on March 31, 2009.  As our leverage ratio was below 1.0 as of March 31, 2009, the interest rate on our term loan will be 1.89% plus an applicable margin of 2.75% starting on April 1, 2009 and will continue at that rate for the life of the loan provided our leverage ratio remains below 1.0.

Income Tax Expense. The effective income tax rate for the three months ended March 31, 2009 was 35% compared to 37% for the same period last year. At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate, as necessary.

Minority Interest. Minority interest expense decreased in the three months ended March 31, 2009, when compared to the same period last year, due primarily to a reduction in earnings from the Rainbow Casino and certain variable interest entities during the quarter.

Nine Months Ended March 31, 2009 Compared to Nine Months Ended March 31, 2008

General and Administrative Expenses. General and administrative expenses decreased $5.4 million, or 23%, in the nine months ended March 31, 2009, when compared to the same period last year. During the nine months ended March 31, 2009, payroll and related expenses decreased $3.4 million, primarily due to a reduction in bonus expense during the period, accounting and professional fees decreased $1.3 million and legal fees decreased $2.8 million due to a reduction in activity while certain cases remain on appeal. These decreases were offset by a $2.6 million reduction in miscellaneous income as a result of a gain related to the MindPlay settlement (see Note 5 to the unaudited condensed consolidated financial statements, Related Party Transactions) recognized in the same period last year.

Other Income (Expense). Other expense increased $2.0 million, or 13%, in the nine months ended March 31, 2009, when compared to the same period last year. Other expense increased primarily due to the write-off of previously capitalized debt issuance costs of $0.8 million upon the financing of our new term loan and revolving credit facility and an increase in losses incurred on foreign currency transactions as a result of the strengthening U.S. dollar. Interest expense decreased $5.3 million primarily due to the reduction in both the principal balance and the interest rate on the term loan, which decreased from an average of 8.25% in nine months ended March 31, 2008 to average of 6.61% in the same period this year, as discussed below under Financial Condition and Liquidity — Working Capital.

Income Tax Expense. The effective income tax rate for the nine months ended March 31, 2009 was 36% compared to 37% for the same period last year. The effective income tax rate for the nine months ended March 31, 2009 reflected the retroactive reinstatement of a research and development tax credit of approximately $2.3 million. Further, we are undergoing an examination with the Internal Revenue Service (“IRS”) of our United States federal income tax returns for 2003 through 2005 and resolved certain items in the second quarter, which resulted in an adjustment to the income tax provision, which largely offset the research and development tax credit.

Minority Interest. Minority interest expense decreased $2.7 million in the nine months ended March 31, 2009, when compared to the same period last year, due primarily to a reduction in earnings from Rainbow Casino and certain variable interest entities during the period.

Financial Condition and Liquidity

Working Capital

Selected balance sheet accounts are as follows:

	March 31,	June 30,	Increase (decrease)
	2009	2008	Amount	%
	(in 000s)
Cash and cash equivalents	$54,155	$66,570	$(12,415)	(19)%

Total long-term debt and capital leases	$269,814	$304,504	$(34,690)	(11)%

Total current assets	$463,525	$547,687	$(84,162)	(15)%
Total current liabilities	194,850	294,398	(99,548)	(34)%
Net working capital	$268,675	$253,289	$15,386	6%

As of March 31, 2009 and June 30, 2008, we had $54.2 million and $66.6 million, respectively, in consolidated cash and cash equivalents which included approximately $4.5 million and $3.5 million, respectively, of cash utilized in our Casino Operations segment that is held in vaults, cages or change banks. Pursuant to various state gaming regulations, certain cash accounts are maintained to ensure availability of funds to pay wide-area progressive jackpot awards in installments rather than in one lump-sum. At March 31, 2009 and June 30, 2008, these accounts had an aggregate value of approximately $15.6 million and $13.1 million, respectively, which are classified as restricted cash in our unaudited condensed consolidated balance sheets. In addition, we purchase

U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive winnings in annual or weekly installment payments. These securities are included in restricted long-term investments in the accompanying unaudited condensed consolidated balance sheets, and totaled $11.7 million and $10.5 million as of March 31, 2009 and June 30, 2008, respectively.

Our net working capital increased $15.4 million for the nine months ended March 31, 2009 and was primarily affected by the following components:

•                  A decrease in cash and cash equivalents of $12.4 million due primarily to the purchase of equipment and technology assets, the repayment of debt and capital lease obligations and the repurchase of shares of our common stock;

•                  A decrease of $62.6 million in deferred revenue, offset by a $29.3 million decrease in deferred cost of revenue, due to the recognition of previously deferred sales and related costs, due to satisfaction of criterion under our revenue recognition policy;

•                  A decrease of $48.1 million in accounts payable and accrued liabilities due primarily to a reduction in expenditures as we continue to improve processes in managing cash  including the implementation of purchasing and inventory controls;

•                  A decrease of $33.8 million in inventories due to our efforts to reduce our overall costs by utilizing warehouse inventory to fulfill orders pertaining to the deployment of gaming operations units and eliminating build-to-stock orders as we improve our forecasting and specific inventory demand analyses;

•                  A decrease of $22.8 million in accounts receivable due to increased collection efforts coupled with the application of $15.0 million in customer deposits during the period; and

•                  An increase of $24.2 million in current maturities of long-term debt and capital leases due primarily to the recent refinancing of our term loan, offset by reductions in other notes payable and capital lease obligations during the nine months ended March 31, 2009.

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

As of March 31, 2009, there was $25.0 million of undrawn availability under the revolving credit facility. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit.

The interest rate on the Credit Facility was set at LIBOR plus 3.25% through March 2009 and thereafter is subject to a leverage based pricing grid. If our leverage ratio, as defined under the Credit Facility, is greater than 1.5, the interest rate will be LIBOR plus a margin of 3.25%; if the leverage ratio is between 1.0 and 1.5, the interest rate will be LIBOR plus a margin of 3.00%; and if the leverage ratio is below 1.0, the interest rate will be LIBOR plus a margin of 2.75%. In December 2008, we entered into a floating-to-fixed interest rate swap to fix the floating LIBOR based debt under the term loan to fixed rate debt at an interest rate of 1.89% plus an applicable margin (3.25%, as of March 31, 2009). The interest rate on the revolving credit facility was 3.73% at March 31, 2009. See Note 4 to the unaudited condensed consolidated financial statements, Long-Term Debt and Capital Leases.

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

The Credit Facility contains a number of maintenance and other covenants that, among other things, restrict our ability and certain of our subsidiaries to dispose of assets, incur additional indebtedness or issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of our subsidiaries, engage in mergers or acquisitions or certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities.  We were in compliance with these covenants as of March 31, 2009.

The financial covenants under the Credit Facility consist of a leverage ratio and a fixed charges coverage ratio. The leverage ratio is computed as total debt outstanding at the end of the quarter divided by the trailing twelve months Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), excluding certain cash and non-cash charges. Our leverage ratio as of March 31, 2009 was 0.90 versus a maximum allowable of 2.50 through March 31, 2009. From April 1, 2009 to March 31, 2010, our maximum leverage ratio is 2.25; from April 1, 2010 and thereafter, the maximum leverage ratio is 2.00 until maturity of the Credit Facility. The fixed charges coverage ratio is computed as EBITDA, adjusted for both the trailing twelve months capital expenditures and cash taxes paid, divided by the trailing twelve months interest charges plus all payments of principal made during the previous twelve months. The fixed charges coverage ratio as of March 31, 2009 was 3.14 versus the covenant minimum of 2.00.

Management believes that cash flows from current operating activities will provide us with sufficient capital resources and liquidity to operate our business for at least the next 12 months.

At March 31, 2009, we had no material commitments for capital expenditures.

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

Our primary sources of liquidity include existing cash and cash equivalents, cash flows from operating activities and the availability of funds under our revolving credit facility. Cash flow from operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities.

Cash flows provided by operating activities were $87.7 million in the nine months ended March 31, 2009 as compared to $33.8 million in the same period last year, a $53.9 million, or 160%, improvement primarily due to a $17.2 million increase in net income and the positive impact from a $40.1 million net increase in changes in operating assets and liabilities during the same period. The net increase in changes in operating assets and liabilities included a reduction in accounts and notes receivable and inventory due to increased collections on accounts receivable and improvements in inventory management, respectively, which was offset by a reduction in accounts payable, accrued liabilities and net deferrals of revenue and related costs during the same period, discussed above under Financial Condition and Liquidity  — Working Capital.

In addition, during the second quarter of fiscal 2009, we negotiated and received a final insurance settlement of $3.0 million related to 2005 U.S. Gulf Coast hurricane damages which destroyed or temporarily shut down our gaming operations in the region when our rental and daily fee games were destroyed in third party locations.

Cash utilized for investing activities is primarily for additions to property, plant and equipment for purchases of furniture, fixtures, office and gaming equipment, improvements in leaseholds and the manufacture of goods for lease or rental, as well as investments in technology assets. During the nine months ended March 31, 2009, we made capital expenditures of $21.6 million. In addition, during the second quarter of fiscal 2009, we purchased $5.2 million in certain long-term and intangible assets including CoolSign digital signage technology. The technology is for networked or standalone digital displays that work with our iVIEW display manager, allowing casinos to show messages on the main screen of electronic casino games, on top of games, in overhead displays and in picture-in-picture scenarios.

Cash utilized for financing activities is primarily for the payment of capitalized debt fees and principal payments on our debt, as well as for the purchase of shares of our common stock. On September 29, 2008, we entered into the Credit Facility. The proceeds from the Credit Facility were used to repay existing bank term loans totaling $289.6 million and to pay for transaction fees and expenses totaling $10.7 million, which are being amortized over the term of the Credit Facility. We made payments on notes payable and capital lease obligations of $20.1 million during the nine months ended March 31, 2009, and we purchased 1,291,216 shares of our common stock for $30.9 million under our share repurchase plan during the same period.

Cash provided by financing activities is primarily from borrowings under our revolving credit facility and proceeds from the exercise of stock options and purchases of stock by employees under our Employee Stock Purchase Plan (“ESPP”). During the nine months ended March 31, 2009, employees exercised options for 441,860 shares of common stock for $7.7 million and purchased 71,530 shares of common stock for $1.3 million under our ESPP.

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2008 10-K. There were no material changes to those policies during the nine months ended March 31, 2009.

Recently Issued Accounting Pronouncements

For a description of recently issued accounting pronouncements, see Note 1 to the unaudited condensed consolidated financial statements, Summary of Significant Accounting Policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of March 31, 2009, we had total debt outstanding of approximately $269.8 million, consisting primarily of $212.5 million outstanding under our term loan, $50.0 million borrowed under our revolving credit facility, $2.8 million in related party debt, (see Note 5 to unaudited condensed consolidated financial statements, Related Party Transactions) and $4.5 million in capital lease obligations and other debt. The interest rate for the revolving credit facility was variable, based on LIBOR for six months after closing of the transaction and thereafter is subject to a leveraged based pricing grid. The interest rate on the term loan is fixed as a result of the floating-to-fixed interest rate swap entered into in December 2008. See Note 4 to unaudited condensed consolidated financial statements, Long-Term Debt and Capital Leases. The related party debt is variable and is based on LIBOR. If the LIBOR rates were to increase or decrease by 100 basis points, with all other factors remaining constant, earnings would decrease or increase by approximately $0.5 million annually, on a pre-tax basis.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were not effective due to the existing material weaknesses in our internal control over financial reporting previously identified and discussed in the 2008 10-K and below under “Management’s Report on Internal Control Over Financial Reporting —Material Weakness in Internal Control Over Financial Reporting Previously Reported.”

While management has concluded that we have a material weakness related to internal control over financial reporting, we have devoted a significant amount of time and resources to the analysis of the financial statements presented in this Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2009. Accordingly, management believes that the financial statements included in this report fairly present in all material respects, our financial condition, results of operations and cash flows.

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

Material Weakness in Internal Control Over Financial Reporting Previously Reported

During the third quarter of fiscal 2009, management continued to implement its remediation plan for the previously reported material weakness. The remediation plan was developed through investigations and reviews of the processes and activities surrounding the previously reported material weakness and includes changes in the design of these processes to prevent or detect similar future occurrences. We began implementing the remediation plan with respect to the previously reported material weakness, as discussed immediately below, during the second quarter of fiscal 2009 and continued to do so through the third quarter of fiscal 2009 and expect to have the material weakness remediated by June 30, 2009.

The specific material weakness identified by management as of June 30, 2008 and described in the 2008 10-K is described as follows:

Ineffective controls related to the operating effectiveness of revenue recognition.

As of June 30, 2008, we had a material weakness related to the operating effectiveness of revenue recognition controls as the newly implemented controls had not been operating for a sufficient period of time to be considered effective. Specific controls that we believe were not effective as of June 30, 2008, include: (i) our policies and guidelines pertaining to the identification and communication by our sales organization of all terms of customer arrangements relevant to revenue recognition, (ii) our controls over reviews of changes to standardized contract language and timely communication of non-standard contract terms as it relates to revenue recognition, (iii) our controls over the accumulation of vendor specific objective evidence of fair value for undelivered software elements and identification of elements for which such analysis is required, and (iv) our review of customer parts orders associated with systems sales prior to shipment for terms or conditions that may impact revenue recognition.

Changes in Internal Control Over Financial Reporting during the Quarter Ended March 31, 2009

While management has continued to implement certain remediation activities described in the 2008 10-K, there were no changes in our internal control over financial reporting that occurred in the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The material weakness previously disclosed in the 2008 Form 10-K continues to exist as of March 31, 2009.

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

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
				$72,965,196
January 1 - January 31, 2009	—	$—	—	$72,965,196
February 1 - February 28, 2009	100,200	$19.46	100,200	$71,014,987
March 1 - March 31, 2009	125,000	$15.58	125,000	$69,067,337
Total	225,200	$17.31	225,200

Information with respect to working capital restrictions and other limitations upon the payment of dividends is set forth in Note 4 to the unaudited condensed consolidated financial statements, Long-term Debt and Capital Leases, and is incorporated herein by reference.

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

BALLY TECHNOLOGIES, INC.		Date: May 8, 2009

By	/s/ Richard Haddrill
Richard Haddrill
President and Chief Executive Officer
(Principal Executive Officer)

By	/s/ Robert C. Caller
Robert C. Caller
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)