Form 10-K
period 2009-06-30
BALLY TECHNOLOGIES, INC.
filed 2009-08-20
CIK 2491

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009
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

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each Exchange on which registered
Common Stock, $0.10 par value per share	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒ Yes    ☐ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

The aggregate market value of the common stock, $0.10 par value, held by non-affiliates of the registrant, computed based on the closing sale price as of December 31, 2008 of $24.03 per share as reported by the New York Stock Exchange, was approximately $1,298,000,000.

According to the records of the registrant's registrar and transfer agent, the number of shares of the registrant's common stock outstanding as of August 14, 2009 was 54,610,000, which do not include 2,779,000 shares held in treasury.

Documents Incorporated by Reference:    Portions of the registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year ended June 30, 2009, are incorporated by reference in Part III of this Annual Report on Form 10-K.

 BALLY TECHNOLOGIES, INC.
FORM 10-K
Year Ended June 30, 2009

Forward Looking Statements

Certain statements made or incorporated by reference in this Annual Report on Form 10-K, in our other filings with the Securities and Exchange Commission ("SEC"), in our press releases and in statements made by or with the approval of authorized personnel constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to the safe harbor created thereby. Forward looking statements reflect our intent, belief or current expectations with respect to, among other things, future events and financial trends affecting us. Forward looking statements are typically identified by words such as "believes," "estimates," "expects," "anticipates," "plans," "should," "would" and similar expressions.

Although we believe the expectations reflected in any forward looking statements are reasonable, readers are cautioned that forward looking statements involve known and unknown risks and uncertainties, are not guarantees of future performance and that actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied by such forward looking statements. These differences can arise as a result of a number of risks, including those described in Item 1A, Risk Factors.

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

PART I

ITEM 1.    BUSINESS

General

Bally Technologies, Inc. is a diversified, worldwide gaming company that designs, manufactures, distributes and operates gaming devices and computerized monitoring, accounting and player-tracking systems for gaming devices. In addition to selling our gaming devices, we also offer our customers a wide range of rental options. Our primary technologies include gaming devices for land-based, riverboat and Native American casinos, video lottery and central determination markets, and specialized system-based hardware and software products. Our specialized system-based hardware and software products provide casinos with a wide range of marketing, data management, accounting, security, and other software applications and tools to more effectively manage their operations. We also own and operate the Rainbow Casino, a dockside riverboat casino in Vicksburg, Mississippi.

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

The Company was incorporated in Nevada on September 30, 1968, under the name Advanced Patent Technologies. Following two other name changes, we became Alliance Gaming Corporation on December 19, 1994, and on March 6, 2006, we changed our name to Bally Technologies, Inc. Our principal executive offices are located at 6601 South Bermuda Road, Las Vegas, Nevada 89119; telephone (702) 584-7700. Our website is www.BallyTech.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those filings are available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Company and Product Overview

Our business consists of two business segments, the Bally Gaming Equipment and Systems segment and the Rainbow Casino ("Rainbow" or "Casino Operations") in Vicksburg, Mississippi. The Bally Gaming Equipment and Systems segment consists of three primary revenue sources: Gaming Equipment, which includes the sale of gaming devices and related equipment, parts and conversion kits; Gaming Operations, which includes the operation of linked progressive systems, video lottery, and centrally determined systems and the rental of gaming devices and content; and Systems, which includes the sale and support of computerized monitoring systems and related recurring hardware and software maintenance revenue. Revenue from the Casino Operations is derived from the operation of the Rainbow Casino. The following table sets forth the percentage of revenues of our business units for the periods indicated:

	Revenue by Business Unit Year Ended June 30,
	2009		2008		2007
	(dollars in 000s)
Bally Gaming Equipment and Systems
Gaming Equipment	$357.0	40%	$410.1	46%	$324.1	47%
Gaming Operations	275.0	31%	236.0	26%	176.4	26%
Systems	211.8	24%	206.3	23%	134.1	20%
Casino Operations	39.6	5%	47.3	5%	47.7	7%

	$883.4	100%	$899.7	100%	$682.3	100%

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

Our gaming devices include a variety of innovative features and layouts in both video and mechanical-reel formats. Our gaming devices come in several different cabinet styles with some devices featuring high-profile top boxes with various game features and varying sizes geared towards specific market niches. The gaming products we create are the result of comprehensive product development efforts that include extensive internal and third party testing. We also perform market tests of our products with the cooperation of casino operators to assess reliability and player appeal. We offer a number of cabinet designs including standard uprights, dramatic tower units, bar-top cabinets, and our new Jumbo design and DualVision™ two-player cabinet.

Our ALPHA Elite™ cabinet series features interchangeable video and mechanical-reel configurations and is recognized for its modularity, meaning that gaming operators can easily convert one game into another without having to invest in a whole new device. In addition to easily changing the cabinet from one game to another, the modularity of our ALPHA Elite™ cabinet series allows gaming operators to convert cabinets from video to mechanical-reel games and easily replace top boxes, button decks, and other key parts, protecting gaming operators' previously invested capital. Also, the modularity of our ALPHA Elite™ cabinet series, combined with the use of common parts, makes maintenance easier for our customers, providing labor-saving benefits to gaming operators, while enabling a quicker manufacturing turnaround.

Our CineVision™ cabinet series features a wide-screen display that enables unique, on-screen progressive features and bonus events. Enhancing this immersive interaction for players is a dynamic surround-sound audio system and an advanced ergonomic design including padded armrests that creates a unique zone of comfort and privacy for players.

Our CineReels™ CineVision cabinet design enables us to offer the industry's first seven-reel mechanical gaming device and another industry first, "micro-stepping" technology, that provides "all-stop" player control. This technology allows the player to immediately stop all of the reels at once by tapping the "spin" button, thus enabling players to establish their own rhythm of game play rather than have the game dictate the pace of play.

Our DualVision™ multi-player video cabinet, designed for 'couples' play, offers a high-definition experience for two players at a time. Padded armrests, cupholders, and an advanced ergonomic design create a 'Comfort Zone' for increased time on device. This cabinet is designed especially for Bally's two-player games, such as Two for the Money™. The 'Privacy Zone' eliminates distractions and immerses both players in their own private gaming environment. It also facilitates grouping in five-game pods. Stereo speakers located above the display produce a cinematic surround-sound audio effect.

Each gaming device contains an operating system referred to as a game platform. The game platform manages the software needed to run the device. Game platforms and the related computer systems are constantly updated and revised to keep pace with the ever-increasing complexity of modern game play requirements. The change in game play requirements is driven by, among other things, changes in consumer demand, capacity, security and regulation. The Linux-based ALPHA OS™ is the platform for our entire video and mechanical reel gaming device product.

The ALPHA OS platform is designed to separate the gaming operating system from the game layer, which reduces the time required for game development. ALPHA OS is also designed to incorporate bonusing, free spin, scatter, and other advanced game features, while providing internal and third-party developers with a secure, easy-to-use programming environment that incorporates an advanced set of development tools. Moreover, ALPHA OS is designed to support networked and server-based systems gaming initiatives, including download of game results and game content and configuration management. Additionally, our layered architecture and modular design allows for adaptability and simplified requirement changes. ALPHA OS is designed to support Gaming Standard Association ("GSA") standards and is compatible with most common accounting, ticketing and bonusing systems.

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

We generally offer a 90-day parts and labor warranty for new gaming devices. We provide several after-sale services to our customers including customer education programs, a 24-hour customer service telephone hotline, a web site for technical support, field service support programs and spare parts programs. Our historical warranty expense as a percentage of revenues has been less than 1%. From time to time, we also sell used gaming devices, including products made by us as well as those produced by our competitors. Generally, we acquire used devices as trade-ins toward the purchase of new gaming devices. While a small secondary market exists in the United States, used devices are typically resold in international markets where new device purchases often prove to be too costly. Where appropriate, we incur costs to recondition used devices for resale or we may elect to destroy the devices. We also occasionally sell used equipment in lots on an "as is" basis to used device brokers and customers.

Bally Gaming Equipment and Systems—Gaming Operations

We offer our customers a wide range of rental options through our Gaming Operations division. Specifically, these arrangements are available under four business models: linked progressive systems, rental and daily fee games, video lottery systems and centrally determined systems. Operating gaming devices under a rental arrangement often requires us to invest capital in manufacturing the gaming device and related equipment, purchasing signs and seating and, in certain cases, acquiring certain intellectual property rights.

Linked Progressive Systems:    We offer our customers gaming devices featuring a common jackpot or prize award that can be linked (within a casino, in a local-area network, or among multiple casinos within a market or jurisdiction) in a wide-area network. Progressive gaming devices are typically offered to customers under a daily fee arrangement that is based on a percentage of the money wagered on the participating gaming devices. In many cases, we use a portion of these revenues to fund the ultimate payment of the jackpot awards. We market our linked progressive systems under such titles as Million Degrees™, Quarter Million$™ and Millionaire Sevens™. As of June 30, 2009, we had a total of 947 units deployed on our wide-area progressive networks and 63 units deployed on our local-area progressive networks.

Rental and Daily-Fee Games:    We offer a variety of non-linked games and content on a rental basis for either a fixed daily fee or a fee based on the percentage of the net win generated by the gaming device. This category includes both gaming devices in which we retain ownership and charge a daily fee for the use of the gaming device and gaming devices the casino purchases which are classified as games sales revenue. Gaming devices in which we retain ownership and charge a daily fee includes rental and maintenance of the gaming device and licensing of the game content. For gaming devices the casino purchases, we provide the game content under a usage-fee arrangement which results in a lower daily-fee than leasing the entire gaming device. We market our rental and daily-fee games under such titles as Fireball™, 55555 Jackpot™, Reel Money™, Hot Shot Progressive™, Quick Hit Platinum™, Golden Monkey™, Reel Winners™, Hee Haw® and Monte Carlo™. As of June 30, 2009, we had a total installed base of rental and daily fee games of 11,592 units.

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

Through a competitive bidding process, we and, prior to our acquisition thereof in March 2004, Sierra Design Group ("SDG") were each awarded approximately 25% of the initial New York State Lottery ("NYSL") terminals to be installed at horseracing facilities throughout the state. As of June 30, 2009, we earned recurring revenue from our installed base of 6,679 video lottery devices operated by NYSL. We also earn recurring revenues from 1,473 video lottery devices deployed at horseracing facilities under agreements with the Delaware State Lottery Commission.

Centrally Determined Systems:    We offer video and mechanical reel devices that connect to a central server which determines the outcome of the game. These systems primarily operate in Native American casinos in Washington, Florida and Alabama as well as in Mexico. In certain of these jurisdictions, our customers purchase our gaming devices, in which case the purchases are classified as game sales revenues. In other jurisdictions, our customers rent the gaming device, in which case the rental payments are classified as gaming operations revenues. In each case, for the use of our central determination software we receive either a fixed daily fee or a percentage of the net win generated by the devices connected to the system. As of June 30, 2009, the total installed base of gaming devices connected to our centrally determined systems totaled 48,924.

In December 2005, we began selling centrally determined gaming devices in Mexico. In the Mexican market, we sell gaming devices for an upfront fee, in which the purchases are classified as game sales revenues, and derive a daily fee equal to a percentage of the net win for providing a system network, gaming content, and monitoring, maintenance and consulting. As of June 30, 2009, 11,436 of the total installed base of gaming devices connected to our centrally determined systems were deployed in Mexico. Included in the total installed base of centrally determined games in Mexico are 7,311 iVIEW units installed in non-Bally games in which we charge a system connection fee. The centrally determined games count includes the iVIEW units in Mexico.

Bally Gaming Equipment and Systems—Systems

We design, program, license and support casino enterprise systems for a wide range of customers of varying size and complexity under our Systems division. We believe we are the only provider in the industry that offers a selection of technology platform options to our customers. Our products, which support GSA protocols, operate on platforms such as Windows®, AS/400 (iSeries®), Linux and UNIX, which allows our customers to choose a technology solution that meets their existing or future infrastructure requirements.

Our systems typically provide casino operators features such as active, real-time monitoring tools for gaming devices, tools to collect and manage customer data, security to protect against theft and data loss, and marketing programs to enhance the gaming experience. Our casino enterprise product functionality has evolved from basic automation of manual activities to highly integrated mission critical applications as a result of the convergence of gaming content and system applications into a single gaming-floor network. We market a number of server-based systems and technologies that are designed for and take advantage of high-speed Ethernet gaming-floor network environments.

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

  •
  Casino Management:    Our casino management systems are composed of various system-based hardware and software products that provide casino operators player loyalty solutions comparable to frequent guest programs offered in other leisure and retail industries; database marketing and table game accounting solutions including the calculation of all revenue and expense related items; and cage and credit accountability for all extensions of credit and cage cash balancing functions. Our solutions are designed and deployed in both domestic and international markets and adaptable to foreign languages and currencies. Our TableView table-rating and player- tracking product brings management of table game activities directly to the table with a high-tech touch screen.

  •
  iVIEW™ Player-Communication Network:    Our iVIEW network serves as a communication tool to end players. The iVIEW leverages an LCD screen and accompanying hardware and software that resides in the gaming devices, and the iVIEW Display Manager allows casinos to present messages in a split-screen format on the main game display or the top game display without interrupting traditional game play. Our iVIEW network is also designed to work with our Bally Power Bonusing™ suite of products, our Bally CoolSign™ Media Management for the Networked Floor of the Future™, and other new technologies under development.

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

  •
  Business Intelligence Solutions:    The Bally Business Intelligence applications, which span across all our products, bring state-of-the-art data analytics to the casino's key executive and marketing management teams. The executive dashboards, slot floor data and transaction visualization empowers casino operators to analyze customer activity and take proactive actions that enhance revenue and profits.

  •
  Download and Configuration Manager ("DCM"):    Our DCM product enables casinos to download marketing content on iVIEW displays, configure gaming device paytables and game play options, and deliver new game content and game libraries from a central server.

We market our system product solutions under the broad categories of Bally CMS® (Casino Management Systems), Bally SMS® (Slot Management Systems) and Bally TMS™ (Table Management Systems).

Casino Operations

The Rainbow Casino, located in Vicksburg, Mississippi, began operations in July 1994. It is one of five casinos operating in the Vicksburg, Mississippi market during the period with the fifth casino opening in late October 2008. The facility includes a 33,000 square-foot casino with an average of 799 gaming devices and 8 table games, a large buffet-style restaurant, and a 20,000 square-foot conference center. The casino also includes the 89-room Rainbow Hotel, which is owned and operated by a third party. Rainbow is marketed as a "locals" casino and draws mid-level gaming customers principally from within a 75-mile radius of Vicksburg. Our promotions are focused primarily on direct mail and special promotional events. The Vicksburg casino market generated approximately $284.6 million in gaming revenue for the year ended June 30, 2009.

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

Product Development

We believe providing gaming devices, content and systems with high entertainment value and key operational advantages coupled with a high level of customer service is important to gaining market share. Our global product development for new and emerging technologies, including many Server-based systems solutions, is primarily led through the Bally Innovation Lab. This lab focuses on emerging and paradigm-shifting technologies through research and development of new gaming technologies, features, and products and was designed to accelerate the commercial deployment of the most cutting-edge gaming devices, content and systems technologies. Our product development process for our gaming devices and content includes both hardware and software.

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

Product development for casino enterprise systems also includes hardware and software. The major areas of hardware development include controller circuit board design and programming, as well as user interface devices such as card readers, keypads and displays. Software development includes extensive application development, including elements such as databases, interfaces and protocols used in emerging technologies, including many server-based systems solutions, communication, security and automated backup and failure procedures. We have developed a modular and extendible hardware and software architecture which focuses development on achieving greater functionality, product reliability, ease of maintenance for the casino operator, and ease of use for the player. In addition, the architecture allows customers to upgrade existing components or add new components with less impact as compared to a complete replacement. Development cycles for hardware can vary between a few months for minor revisions to more than a year for major design changes. Software development results in periodic product releases that include new features that extend or enhance the casino enterprise systems. Less significant revisions such as periodic maintenance releases are also deployed to enable casino operators to correct problems or improve the usability of the system.

Our total expenditures for research and development were $77.3 million, $60.8 million and $51.9 million during the years ended June 30, 2009, 2008 and 2007, respectively. The increase in research and development expenditures over this three year period reflects our corporate focus on our technology assets, the expansion of technical resources through purchases of core technology assets, and the competitive landscape that requires continuous development of future generations of gaming products and systems.

Sales and Marketing

We have a direct sales force consisting of approximately 55 employees located in multiple offices, primarily in North America. We also, to a lesser extent, utilize an independent distributor network to distribute our products. The agreements we have with distributors generally specify minimum purchases and also provide that we may terminate the relationship if certain performance standards are not met.

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

Product Markets

We believe that the total installed base of gaming devices in the United States is between 925,000 and 975,000 units. This total includes land-based, riverboat, Native American casinos and video lottery markets. New sales opportunities for gaming devices in the United States and Canada are primarily driven by replacement of existing units, new casino openings or expansions and the legalization of gaming in new markets. The gaming industry also continues to expand in international markets. Europe, Latin America, South America, Mexico and the Pacific Rim are currently our primary international markets. We regularly evaluate expanding our business into additional international markets.

We distribute our gaming devices through direct sales efforts and through a small number of distribution arrangements. Our international business is conducted primarily from offices in Amsterdam, Netherlands for customers in Europe; Puerto Rico for customers in the Caribbean/Latin America; Buenos Aires, Argentina for customers in South America; Mexico City for customers in Mexico; and Macau, China for customers in the Pacific Rim.

The primary markets for casino enterprise systems are the United States and, to a lesser extent, Canada, South America, Europe, the Pacific Rim and the Caribbean/Latin America, though additional international markets are beginning to emerge. The market for our casino enterprise systems includes new casino openings, expansions, upgrades of existing facilities and the competitive replacement of other systems. We also generate new system sales through the introduction of new hardware and software products. In many cases, domestic regulations require the implementation of a system as part of their operational requirements while international markets have only recently begun the full implementation of such systems. We believe, as international markets begin to mature and become more competitive, the use of systems will become more common.

Competition and Product Demand

The demand for gaming devices, content and systems varies depending on the level of new construction and renovation of casinos as well as market conditions that might generate the need for new and replacement equipment and product innovation. For the year ended June 30, 2009, our 10 largest customers, including corporate customers with multiple casino properties, accounted for approximately 24% of gaming device sales.

The demand for casino enterprise systems is driven by regulatory requirements in each applicable jurisdiction and by casino operators' competitive need to properly track device and player activity and to establish and compile individual device and player profitability and other demographic information. These features enable casinos to develop or enhance marketing strategies. As more and more casinos move to high-speed networked floors, we expect the demand for new systems technologies will increase as casinos replace older systems with new server based systems solutions. Revenues for casino enterprise systems are derived from selling products to new or existing customers. For the year ended June 30, 2009, the 10 largest casino enterprise system customers, which include certain multi-site casino operators that have corporate agreements, accounted for approximately 35% of game monitoring unit sales revenues, with the largest single customer accounting for 6% of these revenues.

We compete with a number of domestic and international businesses in the various geographic markets where we sell our products. Our ability to compete effectively is based on a number of factors including, but not limited to, our product quality, product depth, pricing, financing terms, regulatory approvals, the successful development and protection of intellectual property, as well as the success of our distribution, sales and service levels.

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

Global Headquarters, Technology Campuses, Manufacturing and Assembly Operations

Global Headquarters

Our global headquarters is located in Las Vegas, Nevada at 6601 South Bermuda Road. Our 150,000 square foot facility is used for corporate administrative functions as well as to accommodate the design, assembly and distribution of gaming equipment and casino management systems' hardware and to meet product design demands and varying levels of volume requirements.

Las Vegas and Reno Technology Campus

In fiscal 2009, we leased an additional 36,000 of office space next door to our global headquarters facility in Las Vegas to create a Technology Campus for our game development, advanced development, and project management teams. In addition, we consolidated multiple facilities in Reno, Nevada and leased additional space for a combined total of approximately 119,000 square feet to provide a more cohesive and larger campus-style environment to accommodate the growth of our game development, system development, product management, and administrative functions in northern Nevada. We plan to eliminate approximately 30,000 square feet of leased space during early fiscal 2010 during the transition.

Innovation Lab

Our global Innovation Lab is located in Pleasanton, California, a major suburb of San Francisco. This allows us to draw from the significant high-tech talent that resides in the Silicon Valley. In our Innovation Lab, a team of employees focus on researching and developing new gaming technologies, products, and the rapidly growing area of server-based systems gaming. The Innovation Lab capitalizes on our research and development talent across the globe and is dedicated to developing, testing, and deploying the newest technology.

Manufacturing and Assembly

Our assembly operations for the ALPHA OS platform have common hardware components that provide greater flexibility in our assembly operations where each product family can be produced by an expanded set of assembly lines with fewer internal product differences and more streamlined testing.

We generally buy raw material inventory to build our gaming devices when we receive firm orders from our customers. To the extent possible, we also forecast the demand for our products to develop more efficient supply chains with our vendors. We create specifications and design nearly all of the major assemblies that are incorporated into our gaming devices.

We believe our primary offices and related facilities in Las Vegas, as well as process improvement initiatives implemented during the last few fiscal years, will enable us to increase production without adding significant floor space.

Patent, Copyright and Trade Secret Protection

We have been a long-standing participant in the development of intellectual property in our industry. While we do not believe that any single patent or series of patents or other intellectual property is crucial to our business, we use a combination of patents, copyrights, trade secrets, trademarks and proprietary information to maintain and enhance our competitive position, protect our products, and defend against litigious competitors. We have been granted over 300 patents related to slot machines and systems, most of which are unexpired, and have over 600 patent applications pending in the United States as well as in many foreign countries. The expiration dates of these patents vary and are based on their filing and issuances dates. We intend to continue to actively file for patent protection, where such filings are commercially reasonable, within and outside the United States. We also seek protection for a large number of our products by registering hundreds of trademarks and copyrights in the United States and various foreign countries. Under permission or license agreements with third parties, we also sell products covered by independently filed copyrights and trademarks. Typically, these contracts require us to pay royalties to the licensing party. Royalty expenses are included in cost of gaming and systems in our consolidated financial statements included in this report.

Employees and Labor Relations

As of June 30, 2009, we and our subsidiaries employed approximately 2,907 individuals worldwide, including approximately 317 employees at Rainbow. None of our employees are covered by collective bargaining agreements. We believe we have satisfactory relationships with our employees.

Gaming Regulations and Licensing

The manufacture and distribution of gaming devices, systems and the operation of gaming facilities are subject to extensive federal, state, local, and foreign regulation. These laws, rules, and regulations generally concern the responsibility, financial stability and character of the Company and our officers, directors, major stockholders and key personnel. Many jurisdictions require gaming devices, systems and other products we manufacture to be tested and approved before being distributed. We have obtained all licenses necessary to manufacture, distribute and, where permitted, operate gaming devices in the jurisdictions in which we do business. We manufacture our products in the state of Nevada and own a casino in Mississippi.

Nevada

Our business is subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (the "Nevada Act") and various local ordinances and regulations. We are subject to the licensing and regulatory control of the Nevada State Gaming Control Board (the "Nevada Board"), the Nevada Gaming Commission (the "Nevada Commission"), and various county and city regulatory agencies, all of which are collectively referred to as the "Nevada Gaming Authorities."

Nevada gaming law is based on policies concerning (i) the prevention of unsavory and unsuitable persons from having any involvement with gaming; (ii) the establishment and maintenance of responsible accounting practices; (iii) the maintenance of effective control over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record-keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. A change in, or non-compliance with, such laws, regulations, and procedures could have an adverse effect on our business.

Each of our subsidiaries that manufactures, distributes, or operates gaming devices in Nevada, or the entities that own such subsidiaries (collectively, the "licensed subsidiaries"), are licensed or found suitable (which is comparable to licensing) by the Nevada Gaming Authorities. The licenses require periodic renewals and payments of fees and taxes and are not transferable. We are registered with the Nevada Commission as a publicly traded corporation and have been found suitable to own the licensed subsidiaries.

Only licensed manufacturers and distributors may manufacture or distribute gaming devices and cashless wagering systems in Nevada. All gaming devices manufactured for use or play in Nevada or for distribution out of Nevada must be approved by the Nevada Commission before they are distributed or exposed for play. Before associated equipment (as defined in the Nevada Act) can be distributed in Nevada, it must be administratively approved by Nevada Board chairman.

The Nevada Gaming Authorities may require any individual who has a material relationship or involvement with us or our licensed subsidiaries, including officers, directors, and key employees, to be found suitable or licensed. The Nevada Gaming Authorities may deny an application for licensing or finding of suitability for any cause they deem reasonable.

The Nevada Gaming Authorities may require us to sever all relationships with anyone who is found unsuitable or who refuses to file appropriate applications.

We and our licensed subsidiaries are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities, and similar financing transactions must be reported to and in some cases approved by the Nevada Commission.

If the Nevada Commission determined that we had violated the Nevada Act, our licenses could be limited, conditioned, suspended, or revoked. In addition, we could be subject to substantial fines for each separate violation. Any such disciplinary action could, and revocation of any gaming license would, materially adversely affect our operations.

The Nevada Gaming Authorities may require the holder of any of our equity or debt securities to file applications, be investigated, and be found suitable by the Nevada Commission. The applicant must pay all costs of investigation.

The Nevada Act requires any person who acquires more than 5 percent of any class of our voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10 percent of any class of our voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the chairman of the Nevada Board mails written notice requiring such filing, in which case the applicant must pay all costs of investigation. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, that acquires more than 10 percent but not more than 15 percent of a class of our voting securities may apply to the Nevada Commission for a waiver of finding of suitability if the institutional investor holds the securities for investment purposes only, as defined in the Nevada Act. Any person who fails to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the chairman of the Nevada Board may be found unsuitable. The same result would occur to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of our voting securities beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us or our subsidiaries, we (i) pay that person any dividend or interest; (ii) allow the exercise of any voting right; (iii) pay remuneration to that person; or (iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish the voting securities, including, if necessary, the immediate purchase of the securities for cash at fair market value.

In January 2009, the Nevada Commission granted us prior approval to make public offerings of our securities for a period of two years, subject to certain conditions ("Shelf Approval"). The Shelf Approval is not a finding, recommendation, or approval by the Nevada Commission as to the accuracy or inaccuracy of the prospectus or the investment merits of the securities offered. Any contrary representation is unlawful.

Changes in control of us through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct whereby a person or entity acquires control, may not occur without prior Nevada Commission approval. The Nevada Commission has regulations to ameliorate the potentially adverse affects of corporate acquisitions opposed by management, repurchases of voting securities, and corporate defense tactics affecting Nevada gaming licensees. Approvals are required from the Nevada Commission before a registered corporation can make exceptional repurchases of voting securities and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by our board of directors in response to a tender offer made directly to our stockholders for the purpose of acquiring control of us.

License fees and taxes are payable to the State of Nevada and to the counties and municipalities in which the licensees operate.

We are required to deposit with the Nevada Board and thereafter maintain a revolving fund to pay the expenses of investigation by the Nevada Board of our participation in certain gaming activities outside Nevada. We are also required to comply with certain reporting requirements and are subject to disciplinary action if we violate any gaming laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operations to the standards required of Nevada gaming operations, engage in activities that are harmful to Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operations who has been denied a license or finding of suitability in Nevada.

Mississippi

Our gaming casino operations and distribution operations in Mississippi are subject to the Mississippi Gaming Control Act (the "Mississippi Act") and the regulations promulgated thereunder. We are subject to the licensing and regulatory control of the Mississippi Gaming Commission (the "Mississippi Commission").

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

Native America

Gaming operations on Native American lands are governed by tribal land federal law and tribal-state compacts. The Federal Indian Gaming Regulatory Act of 1988 (the "Act") created a framework for the various responsibilities of the tribal, state, and federal authorities over tribal gaming operations. The Act is subject to interpretation and enforcement by the National Indian Gaming Commission, which has the authority to issue regulations and to otherwise regulate tribal gaming activities. Most tribes, in the exercise of their sovereignty, have also established tribal gaming commissions or agencies that regulate gaming operations on their tribal lands. Compacts between tribes and states also may impose conditions and requirements on tribal gaming operations. We are required to comply with all such sources of law, which may impose different requirements with respect to licensing, product approvals, and operations.

ITEM 1A.    RISK FACTORS

Our business and investing in our common stock involves risk. Prospective investors in our common stock should carefully consider, among other things, the following factors and other information contained in this Annual Report on Form 10-K, including our financial statements and the notes to those statements, prior to making an investment decision. We have identified the following important factors that could cause actual results to differ materially from those projected in any forward looking statements we may make from time to time.

Our success in the gaming industry depends in large part on our ability to develop innovative products and systems. If we fail to keep pace with rapid innovations in new technologies or product design and deployment, or if we are unable to quickly adapt our development and manufacturing processes to release innovative products or systems, our business could be negatively impacted.

Our success is heavily dependent on our ability to develop and sell new products and systems that are attractive not only to our customers, namely casino operators and other gaming enterprises, but also to their customers, the end players. Furthermore, if our gaming devices deployed in gaming operations do not meet or sustain revenue and profitability expectations they may be replaced by our competitor's devices. Therefore, our future success depends upon our ability to continue to design and market technologically sophisticated products that meet our customer's needs regarding, among other things, ease of use and adaptability, but also that are unique and entertaining such that they achieve high levels of player appeal and sustainability. If our competitors develop new game content and technologically innovative products and systems and we fail to keep pace, our business could be adversely affected.

The demands of our customers and the preferences of the end players are continuously changing. As a result, there is constant pressure to develop and market new game content and technologically innovative products. As our revenues are heavily dependent on the earning power and life span of our games and because newer game themes tend to have a shorter life span than more traditional game themes, we face increased pressure to design and deploy new and successful game themes to maintain our revenue stream and remain competitive. While we feel we have been successful at developing new and innovative products, our ability to do so could be adversely affected by:

  •
  a decline in the popularity of our gaming products with end players;

  •
  a decision by our customers or the gaming industry in general to cut-back on purchases of new gaming devices or to cancel or return previous orders, content or systems in anticipation of newer technologies;

  •
  an inability to roll out new games, services or systems on schedule as a result of delays in regulatory product approval in the applicable jurisdictions, or otherwise; and

  •
  an increase in the popularity of competitors' games.

Our newer products are generally more technologically sophisticated than those we have produced in the past and we must continually refine our production capabilities to meet the needs of our product innovation. If we cannot adapt our manufacturing infrastructure to meet the needs of our product innovations, or if we are unable to make upgrades to our production capacity in a timely manner, our business could be negatively impacted.

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

The market is crowded, with IGT, WMS, Aristocrat and Konami comprising the primary competition. Pricing, accuracy, reliability, product features and functions are among the factors affecting a provider's success in selling its system.

Competition in the gaming industry is intense due to the number of providers, as well as the limited number of casino operators and jurisdictions in which they operate. As a result of consolidation among the casino operators and the recent cutbacks in spending by casino operators due to the downturn in the economy, the level of competition among providers has increased significantly as the number of potential customers has decreased.

Casino Operations

Principal competitive factors in the casino industry are the stature, age and location of the facility; the nature, variety and quality of the amenities and customer services offered; and the continuous development, implementation and success of a variety of marketing programs. Our Rainbow Casino in Vicksburg, Mississippi, faces intense direct competition from other gaming facilities serving the Vicksburg market and, to a lesser degree, indirect competition from those serving the Gulf Coast Region. New casinos or expansion projects may be constructed in the Vicksburg market in the future which will result in increased competition. As the overall size of the potential customer base for the Vicksburg market is limited, we also face competition from casinos in nearby locations. These properties may further dilute the market from which we and the other Vicksburg casinos draw most of our patrons. Some of these sites may also be closer to larger population centers and, if developed, may enjoy a competitive advantage over our casino.

Consumer spending on leisure activities is affected by changes in the economy and consumer tastes, as well as other factors that are difficult to predict and beyond our control. Decreases in consumer spending adversely affecting the casino industry could harm our business.

The demand for entertainment and leisure activities tends to be highly sensitive to consumers' disposable incomes, and thus can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond our control. Unfavorable changes in general economic conditions including recession, economic slowdown, or higher fuel or other transportation costs, may reduce disposable income of casino patrons or result in fewer patrons visiting casinos. As a result, we cannot ensure that demand for our products or services will remain constant. Continued adverse developments affecting economies throughout the world, including a general tightening of the availability of credit, increasing interest rates, increasing energy costs, acts of war or terrorism, natural disasters, declining consumer confidence or additional significant declines in the stock market, as well as concerns regarding epidemics and the spread of contagious diseases, could lead to a further reduction in discretionary spending on leisure activities such as gambling. Any significant or prolonged decrease in consumer spending on leisure activities could greatly affect the casino industry, causing some or all of our customers to decrease spending or ultimately declare bankruptcy, each of which would adversely affect our business.

To the extent there is a change in ownership of any of our customers or there is consolidation within the casino industry, our business could be negatively impacted.

We are heavily dependent on the casino industry. Demand for our products is primarily driven by the replacement of existing products as well as the expansion of existing casinos and the opening of new properties in existing and new jurisdictions. Because a significant portion of our sales come from repeat customers, to the extent the industry consolidates or one of our customers is sold to or merges with another entity that utilizes the products and services of one of our competitors or that reduces spending on our products or causes downward pricing pressures, our business could be negatively impacted. Business combinations of this nature could lead to a cancellation of orders, slow the replacement cycle or negatively impact pricing and purchasing decisions. Also, to the extent some or all of this consolidation is undone resulting in a greater number of smaller, independently run operations that are not as well funded, the replacement cycle could be further slowed and future orders could be reduced. Events within the industry leading or contributing to a decline in demand for our product could adversely affect our business.

Our failure to maintain controls and processes related to billing and collecting accounts receivable or the deterioration of the financial condition of our customers could negatively impact our business.

We have offered extended payment terms to certain customers. As a result, the collection of accounts receivable has become a matter of greater significance. While we believe the increased level of these specific receivables has allowed us to grow our business, it has also required direct, additional focus of and involvement by management. Further, and especially due to the current downturn in the economy, some of our customers may not pay accounts receivable when due, whether as a result of financial difficulties, bankruptcy or otherwise, resulting in increased write-offs for us.

Unfavorable political developments, weak foreign economies and other foreign risks may negatively impact our financial condition and results of operations.

Our business is dependent on international markets for a portion of our revenues. As of June 30, 2009, Bally Gaming and Systems had approximately $55.0 million of net receivables, or 30% of our total net receivables, from customers in foreign countries. We expect that receivables with respect to foreign sales will continue to account for a portion of our total revenues. As a result, our business in these markets is subject to a variety of risks, including:

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

In addition, our bank loan agreement requires us to maintain compliance with certain financial ratios. Our ability to comply with such financial ratios, meet our debt service obligations or reduce our total debt is dependent upon our future performance, which may be affected by events beyond our control. There can be no assurance that we will be able to comply with such restrictions and limitations, or that they will not adversely affect our ability to finance our future operations or capital needs, or engage in other business activities that would otherwise be in our interest.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The following sets forth information regarding our leased and owned properties, organized according to the segment that utilizes the facilities. Each of the properties is fully utilized unless otherwise noted with an asterisk (*). We believe our facilities are suitable for our needs and we have no future expansion plans that would make these properties inadequate. See Note 8 to the consolidated financial statements, Leases, for information as to our lease commitments with respect to the leased properties.

Bally Gaming Equipment and Systems

Global Headquarters and Manufacturing and Assembly Facility

We maintain our global headquarters and our primary manufacturing and assembly facilities in Las Vegas, Nevada in a facility with approximately 150,000 square feet that we own. The facility is used for corporate administrative functions as well as to accommodate the design, assembly and distribution of gaming equipment and casino management systems' hardware and to meet product design demands and varying levels of volume requirements. We also lease an additional 210,000 square feet of office and warehouse space in the general area of our main facility. In November 2009, we expect to reduce this additional space by approximately 80,000 square feet in an effort to consolidate our warehouse space.

Las Vegas and Reno Technology Campus

In addition to the Las Vegas facilities described above, in fiscal 2009 we began leasing an additional 36,000 square feet of office space next to our global headquarters to create a Las Vegas Technology Campus for our Games Development, Advanced Development and Project Management teams. We have also consolidated multiple facilities and leased additional space in Reno, Nevada for a combined total of approximately 119,000 square feet to provide a more cohesive and larger campus-style environment to accommodate the growth of our Games Development, Systems Development, Sales, Product Management, and Administrative functions in northern Nevada. We plan to eliminate approximately 30,000 square feet of leased space during early fiscal 2010 during the transition.

Innovation Lab

Bally's Global Innovation Lab is located in Pleasanton, California, a major suburb of San Francisco. We lease a facility with approximately 6,250 square feet that allows the Company to draw from the significant high-tech talent that resides in the Silicon Valley.

Other Leased Facilities

India—We lease approximately 85,000 square feet of office and research and development space in Bangalore and Chennai.

Netherlands—We lease approximately 16,000 square feet of sales, service and warehouse space in Amsterdam and Diemen.

China—We lease approximately 25,000 square feet of sales, service, office, marketing and warehouse space in Macau.

South America—We lease approximately 21,000 square feet of office and warehouse space in Buenos Aires, Argentina and Montevideo, Uruguay.

In addition to the facilities described above, we maintain leased space in major gaming jurisdictions worldwide including approximately 113,000 square feet of office, sales and service, research and development and warehouse space throughout the United States, and approximately 20,000 square feet of office, sales and service, research and development and warehouse space in Europe, South Africa and Mexico. These facilities are located in the cities listed below. Each property is fully utilized unless otherwise noted with an asterisk (*).

United States	Europe, South Africa and Mexico
Huntington Beach, California	Nice, France
Murrietta, California	Chestergates, United Kingdom
Denver, Colorado	Kyalami, Midrand, South Africa
Dover, Delaware	Mexico City, Mexico
Miramar, Florida
Kennesaw, Georgia
Naperville, Illinois
Tinley Park, Illinois
Biloxi, Mississippi
Egg Harbor, New Jersey
Chester, New York
Oklahoma City, Oklahoma
Fife, Washington
Kirkland, Washington*
San Juan, Puerto Rico

Rainbow Casino

Our dockside riverboat casino is located in Vicksburg, Mississippi where we own a 33,000 square foot casino, 20,000 square foot entertainment facility and approximately 48,000 square foot restaurant and administrative offices.

ITEM 3.    LEGAL PROCEEDINGS

Bally has been named in and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits to have a material adverse effect on our financial position or results of operations. A description of certain of these matters is contained in Note 13 to the consolidated financial statements, Commitments and Contingencies, and is incorporated herein by reference.

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

	Price Range of Common Stock
	High	Low
Fiscal Year Ended June 30, 2009
1st Quarter	$35.47	$25.77
2nd Quarter	30.91	13.33
3rd Quarter	27.30	13.47
4th Quarter	30.48	18.93
Fiscal Year Ended June 30, 2008
1st Quarter	$35.59	$24.37
2nd Quarter	51.98	36.15
3rd Quarter	49.67	32.09
4th Quarter	45.01	30.23

As of August 14, 2009, we had approximately 6,100 holders of record of our common stock and the closing price on the NYSE was $38.23.

Dividend Policy

We have never declared or paid cash dividends on our common stock. Our bank loan agreement materially limits our ability to pay dividends on our common stock, as discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 7 to the consolidated financial statements, Long-term Debt and Capital Leases. We intend to follow a policy of retaining earnings to finance the growth of our business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on our common stock will be at the sole discretion of our Board of Directors and will depend on our profitability, the terms of our bank credit agreement and our financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors the Board of Directors deem relevant.

Share Repurchases

On January 28, 1999, our Board of Directors approved a share repurchase plan under which, subject to price and market conditions, purchases of shares can be made from time to time in the open market or in privately negotiated transactions using available cash. On December 5, 2007, our Board of Directors amended the repurchase plan authorizing the repurchase of up to $10 million of our common stock. On February 5, 2008, our Board of Directors amended the repurchase plan authorizing the repurchase up to $20 million of our common stock. On February 14, 2008, our Board of Directors increased the amount of common stock authorized to be repurchased to $75 million. On August 12, 2008, the Company's Board of Directors reset the existing share repurchase plan to purchase up to $100 million of common stock. The 149,253 shares of our common stock repurchased from our Chief Technology Officer in November 2007 discussed in Note 9 to the consolidated financial statements, Related Party Transactions were repurchased independent of the repurchase plan. Our quarterly share repurchases under this plan, excluding treasury shares acquired in non-cash transactions related to forfeited stock awards and shares exchanged for options exercised, were as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (Per Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs
April 1 - April 30, 2009	—	$—	—	$69,067,337
May 1 - May 31, 2009	50,000	$26.51	50,000	$67,741,632
June 1 - June 30, 2009	216,000	$27.86	216,000	$61,724,603

Total	266,000	$27.60	266,000

Equity Compensation Plans

The following table sets forth information as of June 30, 2009 with respect to our equity compensation plans that provide for the issuance of options to purchase our common stock:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Plan Category
Equity compensation plans approved by security holders	7,200,916	$18.01	1,097,564
Equity compensation plans not approved by security holders(2)	325,000	16.41	—

Total	7,525,916	$17.94	1,097,564

(1)
Rights include grants for Restricted Stock and Restricted Stock Units.

(2)
Options granted to certain executive officers pursuant to employment agreements as an inducement to accept employment with the Company.

Stock Performance Graph

The following graph compares the cumulative 5 year total return provided to shareholders on Bally Technologies Inc.'s common stock relative to the cumulative total returns of the S&P 500 index, the Russell 2000 index and a customized peer group of four companies that includes: IGT, Progressive Gaming International Corp., Shuffle Master Inc and WMS. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in the peer group on June 30, 2004 and its relative performance is tracked through June 30, 2009.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Bally Technologies Inc., The S&P 500 Index,
The Russell 2000 Index And A Peer Group

*Comparison of 60 Month Cumulative Return:

	6/04	6/05	6/06	6/07	6/08	6/09
Bally Technologies Inc.	100.00	81.70	95.98	153.96	196.97	174.36
S&P 500	100.00	106.32	115.50	139.28	121.01	89.29
Russell 2000	100.00	109.45	125.40	146.01	122.36	91.76
Peer Group	100.00	79.98	102.79	106.80	70.23	51.05

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected statement of operations data for fiscal 2009, 2008 and 2007, and selected balance sheet data for fiscal 2009 and 2008 has been derived from the consolidated financial statements, which appear elsewhere in this Annual Report on Form 10-K. The Selected Financial Data should be read in conjunction with:

  •
  Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; and

  •
  Item 8, Financial Statements and Supplementary Data.

	Year Ended June 30,
	2009	2008	2007	2006	2005
	(in 000s, except per share amounts)
Statement of Operations Data:
Revenues	$883,429	$899,691	$682,318	$541,647	$474,783
Operating income (loss)(1)	214,736	199,193	67,003	(43,498)	(4,451)
Income (loss) from continuing operations before income taxes and minority interest	196,717	178,616	38,106	(67,300)	(19,370)
Income tax (expense) benefit	(68,481)	(66,793)	(10,975)	24,012	5,192
Minority interest	(1,927)	(4,616)	(4,803)	(3,907)	(3,731)

Income (loss) from continuing operations	126,309	107,207	22,328	(47,195)	(17,909)
Income (loss) from discontinued operations(2)	—	—	—	1,124	(4,654)

Net income (loss)	$126,309	$107,207	$22,328	$(46,071)	$(22,563)

Basic earnings (loss) per share:
Continuing operations	$2.32	$1.97	$0.42	$(0.90)	$(0.35)
Discontinued operations	—	—	—	0.02	(0.09)

Total	$2.32	$1.97	$0.42	$(0.88)	$(0.44)

Diluted earnings (loss) per share:
Continuing operations	$2.22	$1.85	$0.40	$(0.90)	$(0.35)
Discontinued operations	—	—	—	0.02	(0.09)

Total	$2.22	$1.85	$0.40	$(0.88)	$(0.44)

Statement of Cash Flows Data:
Operating activities	$165,176	$68,092	$25,446	$9,483	$13,933
Investing activities	(35,722)	(26,365)	(27,045)	(17,671)	(26,944)
Financing activities	(131,355)	(17,158)	25,840	(8,586)	(108,053)
Effect of exchange rate changes on cash	(71)	1,159	176	29	(24)

Increase (decrease) in cash and cash equivalents	$(1,972)	$25,728	$24,417	$(16,745)	$(121,088)

	As of June 30,
	2009	2008	2007	2006	2005
	(in 000s)
Balance Sheet Data:
Cash and cash equivalents	$64,598	$66,570	$40,842	$16,425	$33,170
Total current assets	423,639	547,687	421,883	329,354	271,711
Total current liabilities	178,050	294,398	256,938	198,837	146,547

Net working capital	245,589	253,289	164,945	130,517	125,164
Total assets	880,882	995,124	824,895	687,881	654,934
Total long term debt and capital leases, including current maturities	209,087	304,504	333,854	328,346	335,117
Total stockholders' equity	436,306	323,325	199,454	144,078	176,023

(1)
We have recorded the following significant items affecting comparability of operating income (loss):

•
Share-based compensation expense of $16.4 million, $13.0 million, $15.1 million and $12.9 for fiscal 2009, 2008, 2007 and 2006, respectively.

•
Depreciation expense of $15.4 million from the acceleration of depreciation of certain assets in fiscal 2006.

•
Impairment charges of $15.6 million and $3.6 million recorded in fiscal 2006 and 2005, respectively.

•
A series of inventory write-downs of $4.5 million, $9.2 million, $10.5 million, $14.2 million and $21.9 million recorded in fiscal 2009, 2008, 2007, 2006 and 2005, respectively.

•
Restructuring charges of $3.7 million recorded in fiscal 2005.

(2)
On October 14, 2004, we sold our interest in our Louisiana route operations. In March 2006, we received a settlement related to our June 30, 2004 disposition of United Coin Machine Co., a former subsidiary.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

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

We report our revenue and income in two reportable segments: the Bally Gaming Equipment and Systems segment, which includes our Gaming Equipment, Gaming Operations and Systems divisions, and our Casino Operations segment. Our total revenues were $883.4 million, $899.7 million and $682.3 million for the years ended June 30, 2009, 2008 and 2007, respectively. Revenue from our Bally Gaming Equipment and Systems segment represented approximately 95%, 95% and 93% of our total revenues for the years ended June 30, 2009, 2008 and 2007, respectively.

We review certain financial measures in assessing our financial condition and operating performance not only in connection with creating our forecasts and in making comparisons to financial results from prior periods, but also in making comparisons to our competitors' financial results. We focus on fluctuations in revenue, cost and gross margin and also pay close attention to improvements in consolidated operating income, net income, diluted earnings per share, adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, including asset charges and share-based compensation), cash flows from operations and free cash flow (cash flows from operating activities less capital expenditures) as they are key indicators of our success in growing our business. We also measure changes in selling, general and administrative expenses as a percent of revenue, which indicate management's ability to control costs, as well as changes in research and development as a percent of revenue, which demonstrate investment in our technology assets. The measures listed above are not a comprehensive list of all factors considered by us in assessing our financial condition and operating performance, and we may consider other individual measures as required by trends and discrete events arising in a specific period, but they are the key indicators that we generally weigh most heavily from period to period.

We are currently operating in a challenging economic environment and the combination of economic uncertainty, lower demand for replacement products and reduced opportunities from new or expanded markets has negatively impacted our consolidated results. The replacement cycle for gaming machines in North America continues to be sluggish, but we are cautiously optimistic that gaming operators' replacement game buying demand will begin to improve in calendar 2010. During the years ended June 30, 2009, 2008 and 2007, we sold 16,848, 21,263 and 17,737 new gaming devices in the United States and Canada, respectively. The adverse affects of this sluggish demand is partially offset by our continued expansion into international markets during the period. International revenues were $141.9 million, $134.5 million and $80.0 million for the years ended June 30, 2009, 2008 and 2007, respectively.

There have been several recent developments fueled by the economic situation which we believe will benefit us in the long term. Domestically, we are focused on the new opportunities including the potential expansion of gaming in Ohio, Illinois, Kansas, Iowa, Maryland, and Massachusetts. The breadth and timing of such opportunities remains uncertain due to the political process in these jurisdictions as well as the difficult credit environment facing our customers and the risk of continued economic uncertainty. We are also engaged in expanding our position in Mexico as it moves to Class III gaming, as well as opportunities in the Italian and Australian markets. Further, as we continue to grow and become a strong player in Asia, opportunities will arise in that region which should allow us to expand internationally.

Despite the challenging economic conditions, we have experienced continued strength in Gaming Operations and Systems revenues during the period. Gaming Operations revenues were $275.0 million, $236.0 million and $176.4 million during the years ended June 30, 2009, 2008 and 2007, respectively. Revenues were significantly higher than in the prior periods due primarily to the continued performance of existing and new premium game units and expansion in our centrally determined business. Gaming operations margins improved due to better management of our capital, more strategic placements and supply chain efficiencies. In addition, we experienced significant growth in the installed base of our centrally determined systems which increased by approximately 4,700 units over June 30, 2008 due primarily to increased placements, especially in the Class II and centrally determined markets. We have just released, or will soon release, some new products including our new spinning-wheel game, Cash Wheel™, Transparent Reels™, our all new Digital Tower Series platform, which includes 55555 Jackpot™, and Fireball™, and our Jumbo and DualVision™ cabinets. We continue to focus our efforts on the introduction of new and innovative games and cabinets both for our video and stepper platforms.

Systems revenues were $211.8 million, $206.3 million and $134.1 million for the years ended June 30, 2009, 2008 and 2007, respectively. Maintenance revenue increased 22% and 49%, respectively, in the year ended June 30, 2009, when compared to the same periods in the prior two years as a result of an increased install base of customers on our systems. For systems, the new SDS® Version 11, which runs on both Unix and Windows off the same code base, our iVIEW Display Manager™, and our Power Bonusing products are generating positive interest. Over the last few years, we have continued our focus on the basics of enterprise software development, delivery, customer support and services discipline, on improving core products, providing good upgrade possibilities for our customers, and increasing customer satisfaction levels through better service and support which are all serving us well in these difficult economic times.

Net cash provided by operating activities was $165.2 million, $68.1 million and $25.4 million during the years ended June 30, 2009, 2008 and 2007, respectively. Cash flow from operations increased 143% for the year ended June 30, 2009, when compared to the same period last year reflecting improved operating results and cash flow management. Since June 30, 2008, we have also reduced our debt by $95.4 million including paying down the revolving line of credit to zero.

Revenues from the Rainbow Casino decreased in the year ended June 30, 2009 to $39.6 million from $47.3 million and $47.7 million in the years ended June 30, 2008 and 2007, respectively. This decrease reflects the impact of competition from a new casino that opened in late October 2008, other nearby expansions and the current challenging economic environment.

Management continuously monitors and reviews its operating expenses and selling, general and administrative expenses in comparison to revenues. Selling, general and administrative expenses were 25.5% of revenues and declined as a percentage of revenue during the year ended June 30, 2009, when compared to 26.6% and 30.4% during the same periods in the prior two years, respectively.

Results of Operations

Our results of operations are summarized below:

	Overall Consolidated Operating Results Year Ended June 30,
	2009	% Rev	2008	% Rev	2007	% Rev
	(dollars in millions)
Revenues	$883.4	100%	$899.7	100%	$682.3	100%
Selling, general and administrative	225.4	26%	239.3	27%	207.1	30%
Research and development costs	77.3	9%	60.8	7%	51.9	8%
Depreciation and amortization	22.2	3%	18.9	2%	22.4	3%
Operating income	214.7	24%	199.2	22%	67.0	10%
Net income	$126.3	14%	$107.2	12%	$22.3	3%

Bally Gaming Equipment and Systems

We are one of the leading providers of technology to the gaming industry. The Bally Gaming and Systems segment consists of three primary sub-groups: Gaming Equipment, which includes the sale of gaming devices and related equipment, parts and conversion kits; Gaming Operations, which includes the operation of wide-area progressive, video lottery and centrally determined systems and the rental of gaming devices and content; and Systems, which includes the sale and support of computerized monitoring systems and related recurring hardware and software maintenance revenue.

The summary financial results and operating statistics for Bally Gaming Equipment and Systems are as follows:

	Year Ended June 30,
	2009	% Rev	2008	% Rev	2007	% Rev
	(dollars in millions)
Revenues
Gaming Equipment	$357.0	42%	$410.1	48%	$324.1	51%
Gaming Operations	275.0	33%	236.0	28%	176.4	28%
Systems	211.8	25%	206.3	24%	134.1	21%

Total revenues	$843.8	100%	$852.4	100%	$634.6	100%
Gross Margin
Gaming Equipment(1)	$166.8	47%	$182.8	45%	$117.8	36%
Gaming Operations	194.9	71%	155.6	66%	104.6	59%
Systems(1)	155.0	73%	151.3	73%	96.4	72%

Total gross margin	$516.7	61%	$489.7	57%	$318.8	50%
Selling, general and administrative	193.8	23%	198.6	23%	169.0	27%
Research and development costs	77.3	9%	60.8	7%	51.9	8%
Depreciation and amortization	18.6	2%	14.8	2%	18.1	3%

Operating income	$227.0	27%	$215.5	25%	$79.8	13%

(1)
Gross Margin from Gaming Equipment and Systems excludes amortization related to certain intangibles including core technology and license rights, which are included in depreciation and amortization.

	Year Ended June 30,
	2009	2008		2007
Operating Statistics:
New gaming devices	22,108	26,397		21,372
Original Equipment Manufacturer ("OEM") units	505	—		1,605
New unit Average Selling Price ("ASP")	$14,259	$13,294		$12,617
End of period installed base:
Gaming monitoring units installed base	362,000	312,000		295,000
Systems managed cashless games	310,000	277,000		243,000
Wide-area progressive	947	1,040		896
Local-area progressive	63	249		447

Total linked progressive systems	1,010	1,289		1,343
Rental and daily-fee games	11,592	13,938		7,126
Video lottery systems	8,152	8,008		7,791
Centrally determined systems	48,924	44,229	(1)	34,799

(1)
Daily fee revenue from approximately 6,900 units included in the centrally determined systems end of period installed base total as of June 30, 2008 was deferred, and was not included in gaming operations revenue until the second quarter of fiscal 2009 when the completion of certain contractual commitments necessary to recognize the revenue under the Company's revenue-recognition policy occurred.

Fiscal 2009 vs. Fiscal 2008

Total revenues for our Bally Gaming Equipment and Systems segment decreased $8.6 million, or 1%, in fiscal 2009, when compared to fiscal 2008, as a result of the following:

Gaming Equipment Revenue.    Gaming Equipment revenue decreased by $53.1 million, or 13%, to approximately $357.0 million primarily as a result of a 16% decrease in new gaming device sales to 22,108 units in fiscal 2009, when compared to 26,397 units sold in fiscal 2008. The decrease in new gaming device sales was offset by a 7% increase in the ASP, excluding OEM units, of new gaming devices as the result of a reduction in discounts and trade-ins with customers. In addition, used game revenue decreased $7.8 million, or 54%, and sales of parts decreased $10.4 million, or 35%, during fiscal 2009, when compared to fiscal 2008.

Gaming Equipment Gross Margin.    Gaming Equipment gross margin increased to 47% in fiscal 2009 from 45% in fiscal 2008, primarily as a result of the increased ASP due primarily to the reduction in discounts and trade-ins with customers. In addition, during fiscal 2009 there were $4.3 million in gaming equipment inventory write-downs as compared to $9.5 million in fiscal 2008. The decrease in inventory write-downs was a result of improved systems and material planning efforts and a concentrated effort to convert or rework slower moving inventory during the current fiscal year.

Gaming Operations Revenue.    Gaming Operations revenue increased $39.0 million, or 17%, to approximately $275.0 million in fiscal 2009, when compared to fiscal 2008, primarily as a result of an increase in the installed base of centrally determined systems and the impact from the introduction of certain premium daily flat fee titles.

Our installed base of devices connected to our centrally determined systems (Class II, Video Lottery and iVIEW network) increased 11% from 44,229 units as of June 30, 2008 to 48,924 units as of June 30, 2009 due primarily to units added in Mexico, Alabama and Washington.

Gaming Operations Gross Margin.    Gross margin increased to 71% in fiscal 2009 from 66% in fiscal 2008, primarily as a result of a significant increases in license, rental and participation revenue which had little associated variable costs. Cost of gaming operations was comparable period over period at $80.0 million and $80.4 million in fiscal 2009 and 2008, respectively. Depreciation expense, included in cost of gaming operations, increased $7.1 million in fiscal 2009, when compared to fiscal 2008, due to the increase in gaming operations units installed in customer locations under rental and participation arrangements. The increase in depreciation expense was offset by decreases of $6.6 million in expenditures for parts, signs and meters and royalty expense during the same period.

Systems Revenue.    Systems revenue increased by $5.5 million, or 3%, to approximately $211.8 million in fiscal 2009, when compared to fiscal 2008, due primarily to an increase in maintenance revenue during the same period. Systems maintenance revenue was $51.2 million, representing an increase of $9.4 million, or 22%, in fiscal 2009 when compared to $41.8 million in fiscal 2008.

Systems Gross Margin.    Systems gross margin was 73% in both fiscal 2009 and fiscal 2008.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased $4.8 million, or 2%, in fiscal 2009, when compared to fiscal 2008. Legal fees decreased $2.6 million during fiscal 2009, when compared to fiscal 2008, due to a reduction in activity while certain cases remain on appeal. In addition, temporary labor and related outside services expense decreased $5.1 million during the same period. Insurance expense decreased $3.0 million during the current period due to a reimbursement from claims for the 2005 U.S. Gulf Coast hurricanes which destroyed or temporarily shut down certain gaming operations in the region when our rental and daily fee games were destroyed in third party locations. Bad debt expense also decreased $5.3 million during fiscal 2009, when compared to fiscal 2008, due to a reduction in net write-offs during the period and an overall decrease in accounts receivable. Bad debt as a percentage of revenue continues to remain under 1%. These decreases were offset by an increase in salaries and related expenses in fiscal 2009, when compared to fiscal 2008, due primarily to increases in staffing to meet growing demands of the business including expansion in international markets and a $3.0 million increase in share-based compensation expense during the period.

Research and Development Costs.    Research and development costs increased $16.5 million, or 27%, in fiscal 2009, when compared to fiscal 2008, as a result of the increase in projects coupled with an increase in staffing, primarily in our India Development Centers. We remain focused on our technology assets due to the competitive landscape that requires a continual investment in future generations of gaming products and systems.

Depreciation and Amortization Expense.    Depreciation and amortization expense increased $3.8 million, or 26%, in fiscal 2009, when compared to fiscal 2008, primarily as a result of additions to property and equipment and intangible assets during the current period.

Fiscal 2008 vs. Fiscal 2007

Total revenues for our Bally Gaming Equipment and Systems segment increased $217.8 million, or 34%, in fiscal 2008, when compared to fiscal 2007, as a result of the following:

Gaming Equipment Revenue.    Gaming Equipment revenue increased by $86.0 million, or 27%, to approximately $410.1 million primarily as a result of a 24% increase in new gaming devices sold to 26,397 units in fiscal 2008 when compared to 21,372 units in fiscal 2007 and a 5% increase in the ASP of new gaming devices, excluding OEM sales, as a result of product mix and price increases taking effect in the period.

Gaming Equipment Gross Margin.    Gaming Equipment gross margin increased to 45% in fiscal 2008 from 36% in the same period last year, primarily as a result of the decrease in lower margin OEM sales and the increase in ASP, discussed above, and improved purchasing and manufacturing efficiencies due to increased volumes which allows for competitive bidding from suppliers and lower manufacturing costs due to the standardization of game platforms.

Gaming Operations Revenue.    Gaming Operations revenue increased $59.6 million, or 34%, to approximately $236.0 million primarily as a result of an increase in participation, rental and license revenue primarily from the following:

  •
  Our installed base of devices connected to our centrally determined systems (Class II, Video Lottery and iVIEW network) increased 27% from 34,799 units as of June 30, 2007, to 44,229 units as of June 30, 2008, primarily due to units added in Washington and Mexico. Excluding the approximately 6,900 units where revenue was being deferred due to new contractual commitments made to the customers, centrally determined games increased approximately 7% as of June 30, 2008 when compared to the prior year;

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

Gaming Operations Gross Margin.    Gross margin increased to 66% in fiscal 2008 from 59% in fiscal 2007, primarily as a result of the significant gains in both rental and participation revenue which has little associated variable costs and a reduction in royalty expense related to the removal of third party games. Revenue and gross margin from Gaming Operations in fiscal 2007 included daily fees that related to certain contracts which were being deferred due to new contractual commitments made to the customers. The margin on the deferred daily fees are higher than average as they are generated from transactions which require a relatively low depreciable infrastructure. Approximately $12.5 million in net daily fees generated during fiscal 2008 were deferred pending delivery of the commitments. Deferral of the daily fees associated with the contracts continued until the commitments were delivered beginning in the second quarter of fiscal 2009.

Systems Revenue.    Systems revenue increased $72.2 million, or 54%, to approximately $206.3 million primarily as a result of continued acceptance of our products, including our iVIEW player-communication devices and Bally Power Bonusing software, and an increase in the number of go-lives during the period. Systems maintenance revenue was $41.8 million, representing an increase of $7.5 million, or 22%, in fiscal 2008 when compared to $34.3 million in the prior year.

Systems Gross Margin.    Systems gross margin increased to 73% in fiscal 2008 from 72% in fiscal 2007, primarily as a result of an increase in maintenance revenue during the period.

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

Casino Operations

Our Rainbow Casino is one of five casinos currently operating in the Vicksburg, Mississippi market. Our casino draws customers primarily from within a 75-mile radius surrounding Vicksburg which includes Jackson, Mississippi. The summary of our financial results and operating statistics for our Casino Operations is as follows:

	Year Ended June 30,
	2009	% Rev	2008	% Rev	2007	% Rev
	(dollars in millions)
Revenue	$39.6	100%	$47.3	100%	$47.7	100%
Selling, general and administrative	7.9	20%	8.2	17%	8.8	18%
Depreciation and amortization	3.3	8%	2.8	6%	2.9	6%
Operating income	$11.7	30%	$17.5	37%	$17.9	38%
Operating statistics:
Average number of gaming devices	799		824		843
Average number of table games	8		10		10

Fiscal 2009 vs. Fiscal 2008

Casino Operations.    Revenue decreased by $7.7 million, or 16%, in fiscal 2009 when compared to fiscal 2008 due primarily to a slowdown in the economy coupled with increased competition from the opening of a new casino adjacent to our property in the second quarter of fiscal 2009, the recent expansion of a nearby casino and an increase in promotional offers from other competitors in the Vicksburg market. The Mississippi River counties reported an 8% decline in gaming revenues during fiscal 2009, when compared to fiscal 2008. In addition, there was a 3% reduction in the average number of gaming devices at our property and a 20% reduction in the average number of table games in fiscal 2009 when compared to fiscal 2008. The reduction in gaming devices was primarily due to the removal of certain unprofitable games. The reduction in table games had a minimal effect on revenue because they were seldom opened due to lack of demand.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $0.3 million, or 4%, in fiscal 2009, when compared to fiscal 2008, due primarily to a 3% decrease in salaries and related expenses during the current period. In addition, there was a 13% decrease in advertising and promotional expenditures during the current period due to a reduction in television advertising at higher rates per advertisement, offset by an increase in billboard and newspaper advertising at lower rates per advertisement.

Depreciation and Amortization Expense.    Depreciation and amortization expense increased $0.5 million in fiscal 2009, when compared to fiscal 2008, as a result of equipment and leasehold additions during the period.

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

	Year Ended June 30,
	2009	2008	2007
General and administrative	$23.7	$32.5	$29.3
Depreciation and amortization	0.3	1.3	1.4

Operating loss	$24.0	$33.8	$30.7
Other income (expense):
Interest income	3.4	3.8	3.0
Interest expense	(19.1)	(26.9)	(33.5)
Other, net	(2.3)	2.5	1.6

Total other expense	$(18.0)	$(20.6)	$(28.9)
Income tax benefit (expense)	$(68.5)	$(66.8)	$(11.0)
Minority interest	$(1.9)	$(4.6)	$(4.8)

Fiscal 2009 vs. Fiscal 2008

General and Administrative Expenses.    General and administrative expenses decreased $8.8 million, or 27%, in fiscal 2009, when compared to fiscal 2008. During fiscal 2009, payroll and related expenses decreased $4.3 million, primarily due to a reduction in management's performance-based incentive plan for fiscal 2009, accounting and professional fees decreased $2.1 million due primarily to a reduction in outside tax services and a reduction in audit fees, and legal fees decreased $4.9 million due to a reduction in activity while certain cases remain on appeal. In fiscal 2008, we recognized $2.6 million in miscellaneous income as a result of a gain related to the MindPlay settlement discussed in Note 9 to the consolidated financial statements, Related Party Transactions, which was offset against general and administrative expenses.

Depreciation and amortization.    Depreciation and amortization expense decreased $1.0 million in fiscal 2009, when compared to fiscal 2008, due to a reduction in certain intangible assets during the period.

Other Income (Expense). Other expense decreased $2.6 million, or 13%, in fiscal 2009, when compared to fiscal 2008. Other expense decreased primarily due to the write-off of previously capitalized debt issuance costs of $0.8 million upon the financing of our new term loan and revolving credit facility and an increase in losses incurred on foreign currency transactions as a result of the strengthening U.S. dollar. Interest expense decreased $7.8 million primarily due to the reduction in both the principal balance and the interest rate on the term loan, which decreased from 7.37% at June 30, 2008 to 3.97% at June 30, 2009, as discussed below under Financial Condition and Liquidity—Working Capital.

Income Tax Expense.    The effective income tax rate for fiscal 2009 was 34.8% compared to 37.4% in fiscal 2008. The effective income tax rate for fiscal 2009 reflected the retroactive reinstatement of a research and development tax credit of approximately $3.1 million and the fiscal 2008 effective tax rate only reflected a half year benefit from the research and development tax credit. The Internal Revenue Service ("IRS") commenced examination of our United States federal income tax returns for 2003 through 2005 in the fourth quarter of 2006. In January 2009, the IRS completed its field examination of the open tax years and issued a Revenue Agent's Report and we paid $3.4 million in tax and $1.2 million in interest to the IRS to settle certain agreed adjustments.

Minority Interest.    Minority interest expense decreased $2.7 million fiscal 2009, when compared to fiscal 2008, due primarily to a reduction in earnings from Rainbow Casino and certain variable interest entities during the period.

Fiscal 2008 vs. Fiscal 2007

General and Administrative Expenses. General and administrative expenses increased $3.2 million, or 11%, in fiscal 2008, when compared to fiscal 2007, primarily as a result of an increase in payroll and related expenses of $2.7 million, or 20%, in fiscal 2008, when compared to the prior year. The increase in payroll and related expenses was primarily due to increases in accruals related to our management's performance-based incentive plan of $4.3 million in fiscal 2008, when compared to the same period last year, due to improvements in revenue, operations and financial results, and a decrease of $1.7 million in share-based compensation expense during the same period. Due to delayed filings with the SEC early in the fiscal year, there was also an increase in accounting fees of $3.4 million, or 47%. In addition to our quarterly filings for fiscal 2008, we filed our fiscal 2007 third quarter Form 10-Q and fiscal 2007 10-K on November 2, 2007 and our Form 10-K/A and Proxy on January 14, 2008. These additional expenses were offset by a gain of $2.7 million related to the MindPlay settlement discussed in Note 9 to the consolidated financial statements, Related Party Transactions.

Other Income (Expense).    Other expense decreased $8.3 million, or 28%, in fiscal 2008, when compared to the same period last year, primarily as a result of a decrease in interest expense due to lower rates and a reduction in the amount of debt outstanding. In addition, in fiscal 2007, we executed amendments to the bank loan agreement governing our then existing revolving credit facility and our term loan and paid combined administrative fees of $2.2 million which was recorded as interest expense during fiscal 2007.

Income Tax Benefit (Expense). The effective income tax rate for fiscal 2008 was 37.4% compared to 28.8% for fiscal 2007. The effective tax rate for fiscal 2007 reflected the retroactive reinstatement of the research and development tax credit of approximately $1.1 million. Additionally, the effective tax rate for fiscal 2008 only reflects a half year benefit from the research and development tax credit as a result of the credit lapsing in December 2007. During fiscal 2008 we implemented Financial Accounting Standards Board ("FASB") Interpretation ("FIN") 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.

Minority Interest.    Minority interest in fiscal 2008, when compared to fiscal 2007, decreased due primarily to a reduction in earnings from Rainbow Casino and certain variable interest entities during the period.

Financial Condition and Liquidity

Working Capital

			Increase (decrease)
	June 30, 2009	June 30, 2008
			Amount	%
	(in 000s)
Cash and cash equivalents	$64,598	$66,570	$(1,972)	(3)%
Total long-term debt and capital leases	$209,087	$304,504	$(95,417)	(31)%
Total current assets	$423,639	$547,687	$(124,048)	(23)%
Total current liabilities	178,050	294,398	(116,348)	(40)%

Net working capital	$245,589	$253,289	$(7,700)	(3)%

As of June 30, 2009 and June 30, 2008, we had $64.6 million and $66.6 million, respectively, in consolidated cash and cash equivalents which included approximately $3.1 million and $3.5 million, respectively, of cash utilized in our Casino Operations segment that is held in vaults, cages or change banks. Pursuant to various state gaming regulations, certain cash accounts are maintained to ensure availability of funds to pay wide-area progressive jackpot awards in installments rather than in one lump-sum. At June 30, 2009 and June 30, 2008, these accounts had an aggregate value of approximately $9.1 million and $13.1 million, respectively, which are classified as restricted cash in our consolidated balance sheets. In addition, we purchase U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive winnings in annual or weekly installment payments. These securities are included in restricted long-term investments in the accompanying consolidated balance sheets, and totaled $12.1 million and $10.5 million as of June 30, 2009 and June 30, 2008, respectively.

Our net working capital decreased $7.7 million in fiscal 2009, when compared to fiscal 2008, and was primarily affected by the following components:

  •
  A decrease of $80.8 million in deferred revenue, offset by a $37.1 million decrease in deferred cost of revenue, due to the recognition of previously deferred sales and related costs in accordance with our revenue recognition policy;

  •
  A decrease of $40.2 million in accounts payable and accrued liabilities due primarily to reductions in inventory expenditures as we continue to improve processes in managing cash, including the implementation of purchasing and inventory controls;

  •
  A decrease of $41.3 million in inventories due to our efforts to reduce our overall costs by utilizing warehouse inventory to fulfill orders pertaining to the deployment of gaming operations units and eliminating build-to-stock orders as we improve our forecasting and specific inventory demand analyses;

  •
  A decrease of $41.1 million in accounts receivable due to increased collection efforts coupled with the application of $19.1 million in customer deposits during the period; and

  •
  An increase of $22.2 million in current maturities of long-term debt and capital leases due primarily to the recent refinancing of our term loan, offset by reductions in other notes payable and the early payoff of capital lease obligations.

On September 29, 2008, we entered into a new $225.0 million term loan and a new $75.0 million revolving credit facility (collectively, the "Credit Facility"). We also have the option to request an increase in the size of the term loan and/or revolving Credit Facility by up to $50.0 million in the aggregate provided that certain conditions are met. The proceeds from the Credit Facility and cash on hand of $14.6 million were used to repay existing bank term loans totaling $289.6 million. The

Company also used cash-on-hand to pay for transaction fees and expenses totaling $10.7 million which are being amortized over the term of the Credit Facility.

As of June 30, 2009, there was approximately $75.0 million of undrawn availability under the revolving credit facility. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit.

The interest rate on the Credit Facility is subject to a leverage based pricing grid. If our leverage ratio, as defined under the Credit Facility, is greater than 1.5, the interest rate will be LIBOR plus a margin of 3.25%; if the leverage ratio is between 1.0 and 1.5, the interest rate will be LIBOR plus a margin of 3.00%; and if the leverage ratio is below 1.0, the interest rate will be LIBOR plus a margin of 2.75%. In December 2008, we entered into a floating-to-fixed interest rate swap to fix the floating LIBOR based debt under the term loan to fixed rate debt at an interest rate of 1.89% plus an applicable margin (2.75%, as of June 30, 2009). The interest rate on the revolving credit facility was 3.07% at June 30, 2009.

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

The Credit Facility contains a number of covenants that, among other things, restrict our ability and certain of our subsidiaries to dispose of assets, incur additional indebtedness or issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of our subsidiaries, engage in mergers or acquisitions or certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities.

The financial covenants under the Credit Facility consist of a leverage ratio and a fixed charges coverage ratio. The leverage ratio is computed as total debt outstanding at the end of the quarter divided by the trailing twelve months Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), excluding certain cash and non-cash charges. The fixed charges coverage ratio is computed as EBITDA, adjusted for both the trailing twelve months capital expenditures and cash taxes paid, divided by the trailing twelve months interest charges plus all payments of principal made during the previous twelve months. We were in compliance with all of the covenants under the Credit Facility as of June 30, 2009.

Management believes that cash flows from current operating activities will provide us with sufficient capital resources and liquidity to operate our business for at least the next 12 months.

At June 30, 2009, we had no material commitments for capital expenditures.

Cash Flow Summary

Cash flows from operating activities are derived primarily from our two business segments, the Bally Gaming Equipment and Systems segment and the Rainbow Casino operating segment. The Bally Gaming Equipment and Systems segment consists of three primary cash flow sources: Gaming Equipment, which includes the sale of gaming devices and related equipment, parts and conversion kits; Gaming Operations, which includes the operation of linked progressive systems, video lottery and centrally determined systems and the rental of gaming devices and content; and Systems, which includes the sale and support of computerized monitoring systems and related recurring hardware and software maintenance revenue. Cash flows from Casino Operations are derived from the operation of the Rainbow Casino. We utilize our cash to acquire materials for the manufacture of goods for resale, to pay payroll, interest, taxes and selling, general and administrative expenses and to fund research and development activities.

Our primary sources of liquidity include existing cash and cash equivalents, cash flows from operating activities and the availability of funds under our revolving credit facility. Cash flow from operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities.

Cash flows provided by operating activities were $165.2 million in fiscal 2009 as compared to $68.1 million in fiscal 2008, a $97.1 million, or 143%, improvement primarily due to a $19.1 million increase in net income, a $28.0 million increase in deferred income tax expense and the positive impact from a $33.1 million net increase in changes in operating assets and liabilities during the same period. The net increase in changes in operating assets and liabilities included a reduction in accounts and notes receivable and inventory due to increased collections on accounts receivable and improvements in inventory management, respectively, which was offset by a reduction in accounts payable, accrued liabilities and net deferrals of revenue and related costs during the same period, discussed above under Financial Condition and Liquidity—Working Capital.

Cash utilized for investing activities is primarily for additions to property, plant and equipment for purchases of furniture, fixtures, office and gaming equipment, improvements in leaseholds and the manufacture of goods for lease or rental, as well as investments in technology assets. During fiscal 2009, we made capital expenditures of $34.4 million. In addition, we purchased $5.4 million in certain long-term and intangible assets including digital signage technology. The technology is for networked or standalone digital displays that work with our iVIEW display manager, allowing casinos to show messages on the main screen of electronic casino games, on top of games, in overhead displays and in picture-in-picture scenarios.

Cash utilized for financing activities is primarily for the payment of capitalized debt financing fees and principal payments on our debt, as well as for the purchase of shares of our common stock. On September 29, 2008, we entered into the Credit Facility. The proceeds from the Credit Facility and cash-on-hand of $14.6 million were used to repay existing bank term loans totaling $289.6 million. We used cash-on-hand to pay for transaction fees and expenses totaling $10.7 million which are being amortized over the term of the Credit Facility. We made payments of $50.0 million on our revolving credit facility and $28.0 million on our notes payable and capital lease obligations during fiscal 2009. We also purchased 1,557,216 shares of our common stock for $38.3 million under our share repurchase plan and paid employee payroll taxes of $1.4 million with the swap of 48,237 shares of common stock during the same period.

Cash provided by financing activities is primarily from borrowings under our revolving credit facility and proceeds from the exercise of stock options and purchases of stock by employees under our Employee Stock Purchase Plan ("ESPP"). During fiscal 2009, employees exercised options for 584,226 shares of common stock for $9.6 million and purchased 88,774 shares of common stock for $1.7 million under our ESPP.

Contractual Commitments

We are committed to make future payments pursuant to various contracts and agreements. A summary of those contractual obligations existing as of June 30, 2009, grouped according to the periods in which such payments are due, is as follows:

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(in 000s)
Debt:
Term loan(1)	$32,500	$87,500	$86,250	$—	$206,250
Subordinated debt(2)	2,800	—	—	—	2,800
Other debt	37	—	—	—	37
Estimated interest payments(3)	7,488	14,642	6,478	—	28,608

	42,825	102,142	92,728	—	237,695
Other commitments:
Operating leases(4)	6,310	6,970	3,242	2,231	18,753
Purchase commitments(5)	17,650	—	—	—	17,650
Jackpot liabilities(6)	12,266	—	—	—	12,266
Employment agreements(7)	1,083	499	—	—	1,582

Total commitments	$80,134	$109,611	$95,970	$2,231	$287,946

(1)
The term loan requires quarterly principal reductions of $6.25 million during the first year, $8.75 million during the second year and $11.25 million during each of the third and fourth years, with a balloon payment due in September 2012. The Credit Facility matures in September 2012. In the event of any such default, the lenders could elect to declare all borrowings outstanding under the Credit Facility, together with any accrued interest and other fees, to be due and payable.

(2)
Represents principal payments under subordinated promissory notes payable related to the acquisition of SDG discussed in Note 9 to the consolidated financial statements, Related Party Transactions.

(3)
Our term loan is fixed rate debt at an interest rate of 1.89% plus an applicable margin subject to a leverage based pricing grid. We computed estimated future interest payments for our term loan facility based on the average interest rate if our leverage ratio is below 1.0, or 4.64%.

(4)
Consists of operating leases for our facilities and office equipment, less sublease income, that expire at various times through fiscal 2018.

(5)
Consists of a commitment to purchase components related to the production of gaming devices.

(6)
Represents amounts payable to future jackpot winners on our wide-area progressive systems.

(7)
We have employment agreements with most of our employees with positions of Vice President or above. These agreements generally provide for an initial rate of pay and other general employment terms. Some include post-employment non-compete provisions and the terms of the severance benefits generally range from three to twelve months salary continuation with similar non-compete periods. Almost all such agreements contain language that the employee is still an "at will" employee, and as such can be terminated at anytime subject to the individual termination provisions. The only multi-year employment arrangements are with Richard Haddrill, our CEO, and Robert C. Caller, our CFO.

As of June 30, 2009, we had a liability for unrecognized tax benefits of $19.0 million. We cannot make a reasonable estimate of the period of cash settlement for the liability for unrecognized tax benefits. See Note 12 to the consolidated financial statements, Income Taxes, for a further discussion on our income tax positions.

Off Balance Sheet Arrangements

We are party to financial instruments with off-balance sheet risk, such as performance bonds and other guarantees not reflected in our balance sheet that arise in the normal course of business. However, such off balance sheet arrangements are not reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources.

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

  •
  Our price or fee is fixed or determinable; and

  •
  Collectability is probable.

We generally offer credit terms of 120 days or less or we may grant extended credit terms under arrangements secured by the related equipment with interest recognized at market rates. We perform a review of contracts with extended payment terms in excess of six months to determine if there is sufficient history to conclude that we have a history of collecting under the original payment terms. We have concluded that sufficient history exists to determine collectability is probable for contracts with extended payment terms of 24 months or less. Accordingly, revenue is recorded in accordance with the terms of sale for contracts with payment terms of 24 months or less, or as cash is received for contracts with payment terms in excess of 24 months. Games placed with customers on a trial basis are not recognized as revenue until the trial period ends, or the customer accepts the games and collectability is probable.

The majority of our software arrangements are time-based licenses, generally for twelve month periods, and are bundled with software maintenance and product support fees. We also license our software on a perpetual basis. Software maintenance provides customers with rights to unspecified software product upgrades, maintenance and patches released during the term of the support period. The majority of our customers purchase both software and hardware maintenance and product support when they purchase software. In addition, substantially all customers renew these maintenance agreements annually.

We sell or license our products and services individually or under arrangements in which there are multiple elements such as a combination of gaming devices, computerized monitoring equipment, software license fees, maintenance and product support fees and consulting services. We utilize vendor-specific objective evidence ("VSOE"), which consists of the price charged when that element is sold separately, to determine the fair value of each element under an arrangement. VSOE of fair value for our software maintenance and product support fees sold with perpetual licenses are measured by the renewal rate offered to the customer, which demonstrates a consistent relationship of pricing software maintenance and product support fees as a percentage of the software license fee.

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

For arrangements in which we have VSOE of fair value for all undelivered elements but not of a delivered element, we use the residual method to record revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element and is recognized as revenue. In arrangements in which we do not have VSOE of fair value of all undelivered elements, revenue is deferred until all elements are delivered, or until VSOE of fair value has been established for any remaining undelivered element. In the event the only undelivered element is maintenance and product support for which VSOE of fair value does not exist, the entire arrangement fee is recognized ratably over the performance period.

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

As a result of our ongoing analysis of inventory, we recognized inventory write-downs totaling $4.5 million, $9.2 and $10.5 million during the years ended June 30, 2009, 2008 and 2007, respectively. Additional valuation charges could occur in the future as a result of changes in the factors listed above.

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

We review goodwill for impairment annually at the beginning of our fourth fiscal quarter, or whenever events or circumstances indicate the carrying value may not be recoverable or warrant a revision to the estimated remaining useful life. We perform the impairment analysis of goodwill at a reporting unit level by comparing the fair value of a reporting unit with its carrying value, including goodwill. If the fair value is less than the carrying value, the impairment to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the fair value of the reporting unit goodwill.

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

During the years ended June 30, 2009, 2008 and 2007, no impairment charges related to long-lived assets and goodwill were recorded.

Share-based compensation

We account for share-based compensation based on the calculated fair value of the award measured on the grant date which is recognized, net of estimated forfeitures, as expense over the employee's requisite service period which is generally the vesting period of the equity grant.

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

Pre-tax share-based compensation expense was $16.4 million, $13.0 million and $15.1 million during the years ended June 30, 2009, 2008 and 2007 respectively. As of June 30, 2009, there was $11.3 million of total unrecognized compensation expense related to the unvested portion of stock options which will be recognized over the subsequent 1.67 years. In addition, as of June 30, 2009, there was $7.2 million of total unrecognized compensation expense related to the unvested portion of restricted stock and Restricted Stock Units ("RSUs") which will be recognized over the subsequent 1.86 years.

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

Since July 1, 2007, we adopted FIN 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, which creates a single model to address uncertainty in income tax positions which prescribed the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Under FIN 48, we may recognize a tax benefit from an uncertain position only if it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the issue. The amount recognized in the financial statements is the largest benefit that we believe has greater than a 50% likelihood of being realized upon settlement.

We are required to make significant judgments when evaluating our uncertain tax positions and the related tax benefits. We believe our assumptions are reasonable; however, there is no guarantee that the final outcome of the related matters will not differ from the amounts reflected in our income tax provisions and accruals. We adjust our liability for uncertain tax positions based on changes in facts and circumstances such as the closing of a tax audit or changes in estimates. Our income tax provision may be impacted to the extent that the final outcome of these tax positions is different than the amounts recorded. As of June 30, 2009 and 2008, our liabilities for unrecognized tax benefits totaled $19.0 million and $22.4 million, respectively. Of this amount, $15.9 million and $18.2 million as of June 30, 2009 and 2008, respectively, if recognized, would impact the effective tax rate.

The recoverability of certain deferred tax assets is based in part on estimates of future income and the timing of temporary differences, and the failure to fully realize such deferred tax assets could result in a higher tax provision in future periods. Our net deferred tax assets totaled $51.5 million and $79.6 million at June 30, 2009 and 2008, respectively. Our accrued income taxes payable totaled $3.0 million at June 30, 2009 and our accrued income taxes receivable totaled $43.8 million and $8.5 million at June 30, 2009 and 2008, respectively.

Recently adopted accounting pronouncements

For a description of recently adopted accounting pronouncements, see Note 1 to the consolidated financial statements, Summary of Significant Accounting Policies.

Recently issued accounting pronouncements not yet adopted

For a description of recently issued accounting pronouncements not yet adopted, see Note 1 to the consolidated financial statements, Summary of Significant Accounting Policies.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of June 30, 2009, we had total debt outstanding of approximately $209.1 million, consisting primarily of $206.3 million outstanding under our term loan, $2.8 million in related party debt discussed in Note 9 to the consolidated financial statements, Related Party Transactions, and approximately $35,000 in other debt. During the year, the interest rate for the revolving credit facility was variable, based on LIBOR for six months after closing of the transaction and thereafter is subject to a leveraged based pricing grid. The interest rate on the term loan is fixed as a result of the floating-to-fixed interest rate swap entered into in December 2008 and discussed in Note 7 to the consolidated financial statements, Long-Term Debt and Capital Leases. The related party debt is variable and is based on LIBOR. If the LIBOR rates were to increase or decrease by 100 basis points, with all other factors remaining constant, earnings would decrease or increase by approximately $28,000 annually, on a pre-tax basis.

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

Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of an issuer's financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that:

  •
  pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;.

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

Management evaluated the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2009. The attestation report issued by Deloitte & Touche LLP, an independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is included in their audit opinion included on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting during the Quarter Ended June 30, 2009

There were no changes in our internal control over financial reporting that occurred in the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the remediation of the material weakness previously disclosed in the 2008 Form 10-K which was remediated during the quarter ended June 30, 2009.

ITEM 9B.    OTHER INFORMATION

Not applicable.

 PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2009.

ITEM 11.    EXECUTIVE COMPENSATION

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2009.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2009, except that the information required with respect to our equity compensation plans is set forth under Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2009.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2009.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report on Form 10-K:

1.
Financial Statements:

•
Report of Independent Registered Public Accounting Firm

•
Consolidated Balance Sheets as of June 30, 2009 and 2008

•
Consolidated Statements of Operations for the Years Ended June 30, 2009, 2008 and 2007

•
Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2009, 2008 and 2007

•
Consolidated Statements of Cash Flows for the Years Ended June 30, 2009, 2008 and 2007

•
Notes to consolidated financial statements

2.
Financial Statement Schedules: Schedule II—Valuation and Qualifying Accounts for the years ended June 30, 2009, 2008 and 2007

3.
Exhibits:

Exhibit Number	Description
3.1	Restated Articles of Incorporation of Alliance Gaming Corporation, as amended, filed on May 7, 2004 as Exhibit 4.6 to the Registration Statement on Form S-8 (File No. 333-115271) of Alliance Gaming Corporation, and incorporated herein by reference.
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
3.4
Bylaws of Alliance Gaming Corporation, filed on December 30, 2005 as Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005, of Alliance Gaming Corporation, and incorporated herein by reference.
10.1
Credit Agreement, dated as of September 26, 2008 among Bally Technologies, Inc., the various lenders named therein, Bank of America, N.A. as Administrative Agent, Swing Line lender and L/C Issuer, Wells Fargo Bank, N.A., as Syndication Agent and The Bank of Nova Scotia and Wachovia Bank, N.A., as Documentation Agents, filed on October 1, 2008 as Exhibit 10.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.
10.2*
Alliance Gaming Corporation 1996 Long Term Incentive Plan, filed on August 21, 1997 with the Registration Statement on Form S-8 (File No. 333-34077) of Alliance Gaming Corporation, and incorporated herein by reference.
10.3*
Restricted Stock Agreement by and between Alliance Gaming Corporation and Richard Haddrill, dated as of June 30, 2004, filed on December 30, 2005 as Exhibit 10.5 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.
10.4*
Stock Option Agreement by and between Alliance Gaming Corporation and Richard Haddrill, dated as of June 30, 2004, filed on December 30, 2005 as Exhibit 10.6 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.
10.5*
Stock Option Agreement by and between Alliance Gaming Corporation and Richard Haddrill, dated as of October 27, 2004, filed on December 30, 2005 as Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.
10.6*
Bally Technologies, Inc. Amended and Restated 2001 Long Term Incentive Plan, filed on March 11, 2008 as Exhibit 4.5 to the Registration Statement on Form S-8 (File No. 333-149637) of Bally Technologies, Inc., and incorporated herein by reference.

Exhibit Number	Description
10.7*	Restricted Stock Agreement by and between Alliance Gaming Corporation and Richard Haddrill, dated as of December 22, 2004, filed on December 30, 2005 as Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.
10.8*
Bally Technologies, Inc. Employee Stock Purchase Plan, filed on March 11, 2008 as Exhibit 4.8 to the Registration Statement on Form S-8 (File No. 333-149637) of Bally Technologies, Inc. and incorporated herein by reference.
10.9*
Form of Stock Option Agreement, filed on December 30, 2005 as Exhibit 10.11 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.
10.10*
Form of Director Stock Option Agreement, filed on December 30, 2005 as Exhibit 10.12 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.
10.11*
Form of Director Stock Option Agreement dated June 13, 2005, filed on December 30, 2005 as Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.
10.12
Casino Management Agreement, dated as of October 28, 1993, among Rainbow Casino Partnership—Vicksburg, L.P., Mississippi Ventures, Inc. and The Rainbow Casino Corporation, filed on December 30, 2005 as Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.
10.13
Second Amended and Restated Agreement of Limited Partnership, dated as of March 29, 1995, by and between United Gaming Rainbow and The Rainbow Casino Corporation, filed on December 30, 2005 as Exhibit 10.15 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.
10.14
Amended and Restated Trademark License Agreement dated July 8, 1992, by and between Bally Gaming International, Inc. and Bally Manufacturing Corporation, filed on July 9, 1992 as Exhibit 10(i)(d) to the Registration Statement on Form S-1 (File No. 33-48347) of Bally Gaming International, Inc., and incorporated herein by reference.
10.15
Second Amendment to Trademark License Agreement and Settlement Agreement, dated March 31, 1995, by and between Bally Entertainment Corporation and Bally Gaming International, Inc. and Bally Gaming, Inc., filed on December 30, 2005 as Exhibit 10.17 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.
10.16
Third Amendment to Trademark License Agreement and Settlement Agreement dated May 10, 1996, by and between Bally Entertainment Corporation, Alliance Gaming Corporation and BGII Acquisition Corp., filed on May 29, 1996 as Exhibit 10.17 to Amendment No. 2 to the Registration Statement on Form S-2 (File No. 333-02145) of Alliance Gaming Corporation, and incorporated herein by reference.
10.17*
Agreement between Alliance Gaming Corporation and David Robbins dated July 1, 2004, filed on July 6, 2004 as Exhibit 10.3 to the Current Report on Form 8-K of Alliance Gaming Corporation, and incorporated herein by reference.

Exhibit Number	Description
10.18	Prepayment Agreement, dated as of June 28, 2005 by and among Alliance Gaming Corporation, Robert Luciano, Jr. and Robert Luciano, Jr. as trustee of the Robert Luciano Family Trust dated February 27, 1995, filed on December 30, 2005 as Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.
10.19*
Form of Employment Agreement between Alliance Gaming Corporation and Richard Haddrill, dated as of June 30, 2004, filed on July 6, 2004 as Exhibit 10.1 to the Current Report on Form 8-K of Alliance Gaming Corporation, and incorporated herein by reference.
10.20*
Form of Amendment dated December 22, 2004, to the Employment Agreement by and between Alliance Gaming Corporation and Richard Haddrill, filed on February 9, 2005 as Exhibit 10.40 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference.
10.21*
Second Amendment to Employment Agreement by and between Alliance Gaming Corporation and Richard Haddrill, effective as of June 13, 2005, filed on December 30, 2005 as Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.
10.22*
Form of Third Amendment to Haddrill Employment Agreement dated June 20, 2006, by and between Bally Technologies, Inc. and Richard Haddrill, filed on June 22, 2006 as Exhibit 10.2 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.
10.23*
Form of Fourth Amendment to Haddrill Employment Agreement dated February 13, 2008, by and between Bally Technologies, Inc. and Richard Haddrill, filed on February 14, 2008 as Exhibit 10.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.
10.24*
Fifth Amendment to Haddrill Employment Agreement dated October 22, 2008, by and between Bally Technologies, Inc. and Richard Haddrill, filed on October 28, 2008 as Exhibit 10.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.
10.25*#	Employment Agreement dated August 15, 2000 between Alliance Gaming Corporation and Mark Lerner, filed on September 26, 2002.
10.26*
Employment Agreement dated March 2, 2004 between Alliance Gaming Corporation and Robert Luciano, filed on December 30, 2005 as Exhibit 10.29 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.
10.27*
Amendment dated April 13, 2005 to Employment Agreement between Alliance Gaming Corporation and Robert Luciano, filed on December 30, 2005 as Exhibit 10.30 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.
10.28*
Second Amendment dated May 16, 2008 to Employment Agreement by and between Bally Technologies, Inc. and Robert Luciano, filed on May 21, 2008 as Exhibit 10.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.

Exhibit Number	Description
10.29*	Executive Employment Agreement dated March 9, 2005 by and between Alliance Gaming Corporation and Ramesh Srinivasan, filed on December 30, 2005 as Exhibit 10.31 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.
10.30*
Letter Agreement by and between the Company and Robert C. Caller, filed on March 14, 2006 as Exhibit 10.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.
10.31*
Separation Agreement by and between Bally Technologies, Inc. and Robert L. Saxton, dated June 14, 2006, filed on June 15, 2006 as Exhibit 10.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.
10.32*
Letter Agreement dated June 19, 2006, by and between the Company and Michael Gavin Isaacs, filed on June 22, 2006 as Exhibit 10.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.
10.33
Separation Agreement by and between the Company and Mark Lipparelli, dated March 8, 2007, filed on March 27, 2007 as Exhibit 10.1 to the Current Report on Form 8-K of Bally Technologies, Inc. and incorporated herein by reference.
10.34	Stock Purchase Agreement by and among Robert Luciano and Bally Technologies, Inc. date September 10, 2007.
10.35#	Separation and Consulting Agreement by and among Robert Luciano and Bally Technologies, Inc. date July 7, 2009.
21#	Subsidiaries of the Registrant
23.1#	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1#	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).
31.2#	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).
32.1#	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2#	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*
Denotes management contract or compensatory plan or arrangement.

#
Filed herewith.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLY TECHNOLOGIES, INC. DATED: August 20, 2009
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

Name	Title	Date

/s/ RICHARD M. HADDRILL Richard M. Haddrill	Chief Executive Officer (Principal Executive Officer), and Director	August 20, 2009
/s/ ROBERT C. CALLER Robert C. Caller	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	August 20, 2009
/s/ NEIL P. DAVIDSON Neil P. Davidson	Vice President, Chief Accounting Officer (Principal Accounting Officer)	August 20, 2009
/s/ JACQUES ANDRÉ Jacques André	Director	August 20, 2009
/s/ ROBERT L. GUIDO Robert L. Guido	Director	August 20, 2009
/s/ DAVID ROBBINS David Robbins	Director and Chairman of the Board	August 20, 2009
/s/ KEVIN VERNER Kevin Verner	Director	August 20, 2009

 BALLY TECHNOLOGIES, INC.
INDEX TO FINANCIAL INFORMATION

Page No.
Financial Statements and Financial Statement Schedule
Report of independent registered public accounting firm	F-2
Consolidated balance sheets at June 30, 2009 and June 30, 2008	F-4
Consolidated statements of income for the years ended June 30, 2009, 2008 and 2007
Consolidated statements of stockholders' equity for the years ended June 30, 2009, 2008 and 2007	F-6
Consolidated statements of cash flows for the years ended June 30, 2009, 2008 and 2007	F-7
Notes to consolidated financial statements	F-9
Financial statement schedule II—Valuation and Qualifying Accounts for the years ended June 30, 2009, 2008 and 2007	F-39

All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the applicable schedule or because the information required is included in the Consolidated Financial Statements and Notes thereto.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bally Technologies, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Bally Technologies, Inc. and subsidiaries (the "Company") as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2009. Our audits also included the financial statement Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended June 30, 2009. These financial statements and financial statement schedule are the responsibility of the Company's management. We have also audited the Company's internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bally Technologies, Inc. and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on July 1, 2007.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
August 20, 2009

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2009 AND 2008

	2009	2008
	(in 000s, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$64,598	$66,570
Restricted cash	9,076	13,111
Accounts and notes receivable, net of allowances for doubtful accounts of $8,939 and $12,055	174,698	215,762
Inventories	52,942	94,238
Prepaid and refundable income tax	43,756	8,534
Deferred income tax assets	36,114	68,816
Deferred cost of revenue	21,906	58,983
Prepaid assets	7,531	6,968
Other current assets	13,018	14,705

Total current assets	423,639	547,687
Restricted long-term investments	12,097	10,469
Long-term receivables	9,826	10,653
Property, plant and equipment, net	76,889	71,107
Leased gaming equipment, net	95,012	101,280
Goodwill	161,960	162,727
Intangible assets, net	32,198	36,249
Deferred income tax assets	15,373	10,734
Long-term deferred cost of revenue	41,615	35,211
Other assets, net	12,273	9,007

Total assets	$880,882	$995,124

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,574	$44,888
Accrued liabilities	47,405	63,328
Customer deposits	10,375	29,496
Jackpot liabilities	12,266	13,614
Deferred revenue	49,122	129,909
Income tax payable	2,971	—
Current maturities of long-term debt and capital leases	35,337	13,163

Total current liabilities	178,050	294,398
Long-term debt and capital leases, net of current maturities	173,750	291,341
Long-term deferred revenue	60,464	55,691
Other income tax liability	22,072	18,750
Other liabilities	7,797	9,837

Total liabilities	442,133	670,017
Minority interest	2,443	1,782
Commitments and contingencies (Note 13)
Stockholders' equity:
Special stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 115 shares issued and outstanding	12	12
Common stock, $.10 par value; 100,000,000 shares authorized; 57,091,000 and 56,318,000 shares issued and 54,312,000 and 55,144,000 outstanding	5,703	5,626
Treasury stock at cost, 2,779,000 and 1,174,000 shares	(64,727)	(25,041)
Additional paid-in capital	330,465	302,146
Accumulated other comprehensive income (loss)	(770)	1,268
Retained earnings	165,623	39,314

Total stockholders' equity	436,306	323,325

Total liabilities and stockholders' equity	$880,882	$995,124

See accompanying notes to consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE YEARS ENDED JUNE 30, 2009

	2009	2008	2007
	(in 000s, except per share amounts)
Revenues:
Gaming equipment and systems	$568,795	$616,409	$458,231
Gaming operations	274,965	235,983	176,412
Casino operations	39,669	47,299	47,675

	883,429	899,691	682,318

Costs and expenses:
Cost of gaming equipment and systems(1)	246,938	282,248	244,040
Cost of gaming operations	80,083	80,394	71,838
Direct cost of casino operations	16,750	18,847	18,046
Selling, general and administrative	225,371	239,271	207,103
Research and development	77,277	60,825	51,912
Depreciation and amortization	22,274	18,913	22,376

	668,693	700,498	615,315

Operating income	214,736	199,193	67,003
Other income (expense):
Interest income	3,418	3,844	2,957
Interest expense	(19,140)	(26,895)	(33,541)
Other, net	(2,297)	2,474	1,687

Income before income taxes and minority interest	196,717	178,616	38,106
Income tax expense	(68,481)	(66,793)	(10,975)
Minority interest	(1,927)	(4,616)	(4,803)

Net income	$126,309	$107,207	$22,328

Basic and diluted earnings per share:
Basic earnings per share	$2.32	$1.97	$0.42

Diluted earnings per share	$2.22	$1.85	$0.40

Weighted average shares outstanding:
Basic	54,449	54,428	53,190

Diluted	57,058	58,157	55,543

(1)
Cost of gaming equipment and systems exclude amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

See accompanying notes to consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS
OF STOCKHOLDER'S EQUITY

FOR THE THREE YEARS ENDED JUNE 30, 2009

	Common Stock					Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
			Series E Special Stock	Treasury Stock	Additional Paid-In Capital			Total Stockholders' Equity
	Shares	Dollars
	(in 000s)
Balances at June 30, 2006	52,880	$5,283	$12	$(665)	$219,472	$1,351	$(81,375)	$144,078

Net income	—	—	—	—	—	—	22,328	22,328
Foreign currency translation adjustment	—	—	—	—	—	(232)	—	(232)

Total comprehensive income	—	—	—	—	—	—	—	$22,096
Restricted stock issued	143	14	—	—	(14)	—	—	—
Receipt of stock from exercise of stock options	—	—	—	(1,229)	1,229	—	—	—
Share-based compensation	—	—	—	—	15,070	—	—	15,070
Shares issued upon exercise of stock options	1,589	158	—	—	15,369	—	—	15,527
Tax benefit of employee stock option exercises	—	—	—	—	2,683	—	—	2,683

Balances at June 30, 2007	54,612	$5,455	$12	$(1,894)	$253,809	$1,119	$(59,047)	$199,454

Net income	—	—	—	—	—	—	107,207	107,207
Foreign currency translation adjustment	—	—	—	—	—	149	—	149

Total comprehensive income	—	—	—	—	—	—	—	$107,356
Cumulative effect of adoption of FIN 48	—	—	—	—	—	—	(8,846)	(8,846)
Restricted stock issued	200	20	—	—	(20)	—	—	—
Receipt of stock from exercise of stock options and tax liability on restricted stock	—	—	—	(38)	—	—	—	(38)
Purchase of common stock for treasury	—	—	—	(23,109)	—	—	—	(23,109)
Share-based compensation		—	—	—	13,017	—	—	13,017
Shares issued upon exercise of stock options	1,506	151	—	—	21,647	—	—	21,798
Tax benefit of employee stock option exercises	—	—	—	—	13,693	—	—	13,693

Balances at June 30, 2008	56,318	$5,626	$12	$(25,041)	$302,146	$1,268	$39,314	$323,325

Net income	—	—	—	—	—	—	126,309	126,309
Foreign currency translation adjustment	—	—	—	—	—	(2,293)	—	(2,293)
Unrealized gain on derivative financial instruments	—	—	—	—	—	255	—	255

Total comprehensive income	—	—	—	—	—	—	—	$124,271
Restricted stock issued	100	10	—	—	(10)	—	—	—
Receipt of stock from exercise of stock options and tax liability on restricted stock	—	—	—	(1,411)	—	—	—	(1,411)
Purchase of common stock for treasury	—	—	—	(38,275)	—	—	—	(38,275)
Share-based compensation		—	—	—	16,405	—	—	16,405
Shares issued upon exercise of stock options	584	58	—	—	9,570	—	—	9,628
Shares issued under ESPP plan	89	9			1,666			1,675
Tax benefit of employee stock option exercises	—	—	—	—	688	—	—	688

Balances at June 30, 2009	57,091	$5,703	$12	$(64,727)	$330,465	$(770)	$165,623	$436,306

See accompanying notes to consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE YEARS ENDED JUNE 30, 2009

	2009	2008	2007
	(in 000s)
Cash flows from operating activities:
Net income	$126,309	$107,207	$22,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,109	61,733	59,528
Share-based compensation	16,405	13,017	15,070
Deferred debt issuance costs	2,108	—	—
Excess tax benefit of stock option exercises	(270)	(12,341)	(2,561)
Deferred income tax (benefit) expense	30,080	2,123	(6,816)
Provision for doubtful accounts	(42)	5,234	1,692
Write-off of debt issuance costs	786	—	—
Inventory and other asset write-downs	4,536	9,238	10,491
Other	2,589	4,408	7,187
Change in operating assets and liabilities:
Accounts and notes receivable	41,195	(48,836)	(42,588)
Inventories	5,638	(92,645)	(92,354)
Prepaid and refundable income tax and income tax payable	(31,098)	(9,452)	13,241
Other current assets	5,602	(7,494)	(3,347)
Accounts payable	(26,781)	722	3,673
Accrued liabilities, customer deposits and jackpot liabilities	(38,650)	9,649	1,772
Deferred revenue and deferred cost of revenue	(45,340)	25,529	38,130

Net cash provided by operating activities	165,176	68,092	25,446

Cash flows from investing activities:
Capital expenditures	(34,385)	(18,283)	(20,330)
Investment in core technologies	(3,168)	(8,526)	—
Restricted cash and investments	4,110	4,153	(2,529)
Additions to other long-term assets	(2,279)	(3,709)	(4,186)

Net cash used in investing activities	(35,722)	(26,365)	(27,045)

Cash flows from financing activities:
Proceeds from revolving credit facility	25,000	—	15,000
Payments on revolving credit facility	(75,000)	—	(15,000)
Capitalized debt issuance costs	(10,728)	—	—
Pay-off of debt from refinancing	(14,553)	—	—
Reduction of long-term debt and capital leases	(27,961)	(28,150)	(14,551)
Proceeds from sale lease-back arrangements	—	—	22,303
Purchase of treasury stock	(39,686)	(23,147)	—
Excess tax benefit of stock option exercises	270	12,341	2,561
Proceeds from exercise of stock options and employee stock purchases	11,303	21,798	15,527

Net cash provided by (used in) financing activities	(131,355)	(17,158)	25,840

Effect of exchange rate changes on cash	(71)	1,159	176

Cash and cash equivalents:
Increase (decrease) for year	(1,972)	25,728	24,417
Balance, beginning of year	66,570	40,842	16,425

Balance, end of year	$64,598	$66,570	$40,842

See accompanying notes to consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2009

The following supplemental information is related to the consolidated statements of cash flows:

	Year Ended June 30,
	2009	2008	2007
	(in 000s)
Cash paid for interest	$23,824	$27,899	$33,089
Cash paid for income taxes	64,957	66,879	1,188
Non-cash investing and financing transactions:
Pay-off of debt from refinancing	$275,000	$—	$—
Transfer of inventory to leased gaming equipment(1)	43,938	79,140	66,278
Reclassify property, plant and equipment to inventory(1)	12,869	9,471	7,280
Accrual of core technology investments	—	5,625	—
Assets acquired through sale lease-back transaction	—	—	11,681
Non-cash aspects of sale lease-back transaction	—	—	3,333

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

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bally Technologies, Inc. ("Bally" or the "Company"), a Nevada corporation, is a diversified, worldwide gaming company that designs, manufactures, distributes and operates gaming devices and computerized monitoring systems for gaming devices. In addition to selling its gaming devices, the Company also offers its customers a wide range of rental options. The Company's primary technologies include gaming devices for land-based, riverboat and Native American casinos, video lottery and central determination markets and specialized system-based hardware and software products. The Company's specialized system-based hardware and software products provide casinos with a wide range of marketing, data management, accounting, security and other software applications and tools to more effectively manage their operations. The Company also owns and operates the Rainbow Casino, a dockside riverboat casino in Vicksburg, Mississippi.

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

All intercompany accounts and transactions have been eliminated in consolidation.

We have evaluated the financial statements for subsequent events occurring between the end of our most recent fiscal year and August 20, 2009, the date of the filing of this Form 10-K.

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

On July 1, 2008, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements, for all financial assets and liabilities that are recognized or disclosed at fair value in its consolidated financial statements. SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There are three levels of inputs that may be used to measure fair value:

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

The Company's significant financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of June 30, 2009 (which is included in other current assets in the consolidated balance sheets):

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Total
	(in 000s)
Assets:
Derivative financial instrument asset	$—	$255	$—

The valuation techniques used to measure the fair values of the derivative financial instrument asset above in which the counterparties have high credit ratings, were derived from pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data. The Company's discounted cash flow techniques use observable market inputs, such as LIBOR-based yield curves.

Accounting for Derivative Instruments and Hedging Activity

The Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. Such highly effective derivatives are granted hedge accounting treatment. The derivative financial instrument meets these requirements and is accounted for as a cash flow hedge.

The impact of the cash flow hedge on the consolidated financial statements is depicted below:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Cash Flow Hedging Relationship	Year Ended June 30, 2009		Year Ended June 30, 2009
	(in 000s)
Interest rate swap agreement	$(341)	Interest expense	$(596)

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and cash equivalents

Cash and cash equivalents consist of highly liquid debt instruments purchased with an original maturity of three months or less at the date of purchase and are carried at cost, which approximates market value.

Restricted cash

The Company maintains jackpot funds totaling approximately $9.1 million and $13.1 million at June 30, 2009 and 2008, respectively, to ensure availability of funds to pay wide-area progressive jackpot awards.

Accounts and notes receivable and allowance for doubtful accounts

Accounts and notes receivable are stated at face amounts less an allowance for doubtful accounts. The Company evaluates its receivables and establishes the allowance for doubtful accounts based on a combination of factors including, but not limited to, historical customer collection experience, economic conditions, and the financial condition of customers.

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

Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market. Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overhead. Inventories consist of the following:

	June 30,
	2009	2008
	(in 000s)
Raw materials	$40,662	$59,423
Work-in-process	1,432	709
Finished goods	10,848	34,106

Total	$52,942	$94,238

The Company regularly reviews inventory quantities and updates estimates for the net realizable value of inventories. This process includes examining the carrying values of new and used gaming devices, parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of inventories, current and projected sales levels and markets for such products, the costs required to sell the products, including refurbishment costs and importation costs for international shipments, and the overall projected demand for products once the next generation of products are scheduled for release.

The Company recorded inventory and other asset write-downs totaling approximately $4.5 million, $9.2 million and $10.5 million during the years ended June 30, 2009, 2008 and 2007, respectively. These charges are classified in cost of gaming equipment and systems in the consolidated statements of operations.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Hurricane damage insurance recoveries

During fiscal 2009, the Company negotiated an insurance settlement related to the 2005 U.S. Gulf Coast hurricane damages which destroyed or temporarily shut down certain gaming operations in the Gulf Coast region. The Company received a final payment of $3.0 million for business interruption, which was included in selling, general and administrative expenses.

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

Restricted long-term investments

The Company purchases U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive annual or weekly installment payments. These securities are held to maturity and recorded at cost plus interest accretion to date. Such securities are included in restricted long-term investments in the consolidated balance sheets, and totaled $12.1 million and $10.5 million as of June 30, 2009 and 2008, respectively.

Property, plant and equipment and leased gaming equipment

Property, plant and equipment is stated at cost and depreciated over the estimated useful lives or lease term, if less, using the straight line method as follows: buildings and improvements, ten to forty years; gaming equipment used in casino operations, four to seven years; furniture, fixtures and equipment, three to seven years; and leasehold improvements, the shorter of lease term or ten years. Leased gaming equipment is stated at cost and depreciated over the estimated useful lives ranging from two to three and one-half years. Equipment under capital leases is recorded at the lower of the present value of the minimum lease payments or the fair value of the assets.

Significant replacements and improvements are capitalized while other maintenance and repairs are expensed. The cost and accumulated depreciation of assets retired or otherwise disposed of are eliminated from the accounts and any resulting gain or loss is credited or charged to income.

Depreciation and amortization expense

For the years ended June 30, 2009, 2008 and 2007, depreciation and amortization expense totaled $72.1 million, $61.7 million and $59.5 million, respectively. Of these amounts, $49.8 million, $42.8 million and $37.2 million of depreciation and amortization expense were included in cost of gaming operations in the consolidated statements of operations. Depreciation expense from leased gaming equipment under capital leases totaled $2.1 million, $2.8 million and $1.9 million for the years ended June 30, 2009, 2008 and 2007, respectively.

Impairment of long-lived assets and goodwill

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets are measured by a comparison of the carrying amount of an asset to future net cash flows expected to

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

be generated by the asset, undiscounted and without interest. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

The Company reviews goodwill for impairment annually at the beginning of its fourth fiscal quarter, or whenever events or circumstances indicate the carrying value may not be recoverable or warrant a revision to the estimated remaining useful life. The Company performs the impairment analysis of goodwill at a reporting unit level by comparing the fair value of a reporting unit with its carrying value, including goodwill. If the fair value is less than the carrying value, the impairment to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the fair value of the reporting unit goodwill.

Jackpot liabilities

The Company recognizes jackpot expense and a liability for jackpots incurred but not yet won in each jurisdiction based on the discounted net present value of the progressive meter liability. Jackpots are payable either in weekly or annual installments, or immediately in the case of instant win progressive jackpots. Winners may elect to receive a single payment for the present value of a jackpot discounted at applicable interest rates in lieu of annual installments. Interest rates used in the single payment calculation vary by jurisdiction and are impacted by market forces and other economic conditions.

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

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Games placed with customers on a trial basis are not recognized as revenue until the trial period ends, or the customer accepts the games and collectability is probable.

The majority of the Company's software arrangements are time-based licenses, generally for twelve month periods, and are bundled with software maintenance and product support fees. The Company also licenses its software on a perpetual basis. Software maintenance provides customers with rights to unspecified software product upgrades, maintenance and patches released during the term of the support period. The majority of the Company's customers purchase both software and hardware maintenance and product support when they purchase software. In addition, substantially all customers renew these maintenance agreements annually.

The Company sells or licenses its products and services individually or under arrangements in which there are multiple elements such as a combination of gaming devices, computerized monitoring equipment, software license fees, maintenance and product support fees and consulting services. The Company utilizes vendor-specific objective evidence ("VSOE"), which consists of the price charged when that element is sold separately, to determine the fair value of each element under an arrangement. VSOE of fair value for software maintenance and product support fees sold with perpetual licenses are measured by the renewal rate offered to the customer, which demonstrates a consistent relationship of pricing software maintenance and product support fees as a percentage of the software license fee.

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

The majority of the Company's software agreements are licensed for a specific period of time, normally twelve months. The software and product support period runs contemporaneously with the license period. As the Company is unable to establish VSOE for the software maintenance and product support on time-based licenses, revenue is recognized ratably over the initial maintenance period, which includes the initial warranty period. The potential revenue that would be allocated to the initial warranty period for perpetual licenses is immaterial, and as such the Company does not separately allocate a portion of the license fee to the warranty period.

For arrangements in which VSOE of fair value exists for all undelivered elements but not of a delivered element, the Company uses the residual method to record revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element and is recognized as revenue. In arrangements in which the Company does not have VSOE for fair value of all undelivered elements, revenue is deferred until all elements are delivered, or until VSOE of fair value has been established for any remaining undelivered element. In the event the only undelivered element is maintenance and product support for which VSOE of fair value does not exist, the entire arrangement fee is recognized ratably over the performance period.

The gaming operation division earns recurring revenue that consists of the operation of linked progressive systems and from gaming devices, content and the related systems placed in casinos on a daily fee or rental basis. Revenue from these sources is recognized based on the contractual terms of the arrangement and is generally based on a share of money wagered, a share of the net winnings, or on a fixed daily rental rate basis. The daily fee entitles the customer to full use of the gaming device and includes rental and maintenance of the gaming device, licensing of the game content and

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

connection to our linked progressive system, where applicable. In certain markets, the Company also charges a daily system connection fee for the customer to connect to our central determination systems and/or back-office system. The Company does not consider these arrangements to have multiple revenue-generating activities as the services offered are a comprehensive solution in exchange for a daily fee and all of the products and services are delivered contemporaneously.

Gaming revenues in our casino operations are recognized as the net win from gaming machine and table game operations, which is the difference between currency deposited into the devices or placed at the table games and the payouts made to the players, less any coupons or other promotional allowances, if applicable.

Advertising costs

The Company expenses advertising costs as incurred, which totaled $8.2 million, $6.6 million and $6.6 million for the years ended June 30, 2009, 2008 and 2007, respectively.

Warranty expense

Gaming devices are typically sold with a 90-day parts and labor warranty. Warranty expense is calculated using historical experience, and totaled $3.3 million, $3.1 million and $2.7 million for the years ended June 30, 2009, 2008 and 2007, respectively.

Research and development

Research and development expenses related to our product development are expensed until technological feasibility has been established. The Company has determined that technological feasibility is not established for its products until completion of the regulatory approval process. As this process is completed shortly before the products are made available to customers, any development costs incurred after the establishment of technological feasibility are not significant and expensed as incurred.

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

On July 1, 2007, the Company adopted FASB Interpretation ("FIN") 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, which creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company's adoption of this standard was consistent with FASB Staff Position ("FSP") FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, that was issued in May 2007 that provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing unrecognized tax benefits.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under FIN 48, the Company recognizes tax benefits from an uncertain position only if it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the issue. The amount recognized is the largest benefit that the Company believes has greater than a 50% likelihood of being realized upon settlement.

Share-based compensation

The Company accounts for share-based compensation based on the calculated fair value of the award measured on the grant date, which is recognized, net of estimated forfeitures, as an expense over the employee's requisite service period. The Company classifies share-based compensation expense in the same financial statement line as cash compensation, including cost of gaming equipment and systems and casino operations, research and development costs, and selling, general and administrative expenses.

The excess tax benefit from stock option exercises and tax deductions in excess of compensation cost recognized are classified as a financing activity in the statement of cash flows.

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

Recently adopted accounting pronouncements

On June 1, 2009, the Company adopted SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company's consolidated results of operations, financial position and cash flows.

On April 1, 2009, the Company adopted the FASB Staff Positions ("FSP") FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. The adoption of SFAS 157-4 did not have a material impact on the Company's consolidated results of operations, financial position and cash flows.

On October 1, 2008, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133. SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The adoption of SFAS No. 161 did not have a material impact on the Company's consolidated results of operations, financial position and cash flows.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On October 1, 2008, the Company adopted FSP 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. FSP 140-4 and FIN 46(R)-8 require additional disclosures about an entity's involvement with variable interest entities and transfers of financial assets. The adoption of FSP 140-4 and FIN 46(R)-8 did not have a material impact on the Company's consolidated results of operations, financial position and cash flows.

On July 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, for all financial assets and liabilities that are recognized or disclosed at fair value in its consolidated financial statements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.

On October 1, 2008, the Company adopted FSP 157-3, Determining Fair Values of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 clarifies the application of SFAS No. 157 to financial instruments in an inactive market. The adoption of FSP 157-3 did not have a material impact on the Company's consolidated results of operations, financial position and cash flows.

The Company has not adopted all the provisions of SFAS No. 157 as the FASB delayed the effective date of the application of SFAS No. 157 to nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. The partial adoption of SFAS No. 157 did not have a material impact on the Company's consolidated financial statements. The Company does not believe this guidance will have a significant impact on its consolidated results of operations, financial position and cash flows.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, became effective for the Company on July 1, 2008 and provides for an irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. The Company chose not to elect to apply the fair value option to any of its financial instruments.

Recently issued accounting pronouncements not yet adopted

In April 2009, the FASB released FSP 107-1 and Accounting Principles Board ("APB") Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP 107-1 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company expects to adopt FSP 107-1 and APB 28-1 beginning in the first quarter of fiscal 2010, but does not believe that this guidance will have a significant impact on its consolidated results of operations, financial position and cash flows.

In November 2008, the FASB issued Emerging Issues Task Force ("EITF") Issue No. 08-7, Accounting for Defensive Intangible Assets. EITF No. 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use. EITF No. 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF No. 08-7 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company expects to adopt EITF No. 08-7 beginning in fiscal 2010, but does not believe this guidance will have a significant impact on its consolidated results of operations, financial position and cash flows.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP 142-3 beginning in fiscal 2010. The guidance contained in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements of FSP 142-3 must be applied prospectively to all intangible assets recognized in our financial statements as of the effective date. The Company does not believe that the adoption of FSP 142-3 will have a material effect on its consolidated results of operations, financial position and cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. In April 2009, the FASB issued FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise From Contingencies to further clarify and address application issues raised under SFAS No. 141-R. SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity is required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and accordingly, the Company will adopt SFAS No. 141R beginning in fiscal 2010. The Company expects that SFAS No. 141R and FSP 141(R)-1will have an impact on accounting for business combinations once adopted, but the significance of the effect is dependent upon acquisitions, if any, at that time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and accordingly, the Company will adopt SFAS No. 160 beginning in fiscal 2010. The Company is currently in the process of evaluating the impact SFAS No. 160 will have on its consolidated results of operations, financial position and cash flows, but it is not expected to be material.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     EARNINGS PER SHARE

Basic earnings per share is computed by dividing reported earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities.

The following computation of basic and diluted earnings per share applicable to the Company's common stock is as follows:

	Year Ended June 30,
	2009	2008	2007
	(in 000s, except per share amounts)
Net income	$126,309	$107,207	$22,328
After tax interest expense on convertible debt	160	301	434

Diluted earnings	$126,469	$107,508	$22,762

Weighted average common shares outstanding	54,449	54,428	53,190
Dilutive effect of:
Stock options, Restricted Stock Units ("RSU") and restricted stock	2,423	3,478	1,224
Warrants	7	33	517
Convertible debt(1)	179	218	612

Weighted average dilutive shares outstanding	57,058	58,157	55,543

Basic earnings per share	$2.32	$1.97	$0.42

Diluted earnings per share	$2.22	$1.85	$0.40

(1)
The Company has certain related party debt outstanding which is convertible into common stock at the Company's discretion. See Note 9 to the consolidated financial statements, Related Party Transactions.

Certain securities were excluded from the diluted per share calculation for certain periods because their inclusion would be anti-dilutive. Such securities consist of the following:

	Year Ended June 30,
	2009	2008	2007
	(in 000s)
Stock options, RSU and restricted stock	1,975	235	1,490
Warrants	—	100	100

Total	1,975	335	1,590

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     PROPERTY, PLANT AND EQUIPMENT AND LEASED GAMING EQUIPMENT

Property, plant and equipment and leased gaming equipment consist of the following:

	June 30,
	2009	2008
	(in 000s)
Land and land improvements	$20,154	$20,051
Buildings and leasehold improvements	45,002	44,307
Gaming equipment	39,315	31,638
Furniture, fixtures and equipment	36,531	34,328
Less accumulated depreciation	(64,113)	(59,217)

Property, plant and equipment, net	$76,889	$71,107

Leased gaming equipment	$212,650	$186,771
Leased gaming equipment under capital lease	—	8,348
Less accumulated depreciation	(117,638)	(93,839)

Leased gaming equipment, net	$95,012	$101,280

4.     GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

		June 30, 2009			June 30, 2008
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in 000s)
Computer software	3 - 9	$27,488	$(19,083)	$8,405	$25,207	$(14,506)	$10,701
License rights	3 - 5	2,117	(1,814)	303	2,199	(1,630)	569
Trademarks	5	2,203	(1,693)	510	2,203	(1,792)	411
Core technology	5 - 8	22,763	(6,585)	16,178	19,595	(2,949)	16,646
Contracts	10	10,043	(5,364)	4,679	10,043	(4,359)	5,684
Other intangibles	3 - 7	7,627	(5,504)	2,123	7,676	(5,438)	2,238

Total		$72,241	$(40,043)	$32,198	$66,923	$(30,674)	$36,249

Amortization expense related to intangible assets totaled $9.8 million, $7.4 million and $7.1 million for the years ended June 30, 2009, 2008 and 2007, respectively. Computer software amortization expense

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

totaled $4.1 million, $3.3 million and $3.6 million for the years ended June 30, 2009, 2008 and 2007, respectively. Future amortization of intangible assets is scheduled as follows:

Year Ended June 30,	(in 000s)
2010	$9,618
2011	7,730
2012	5,560
2013	4,547
2014	940
Thereafter	3,803

Total	$32,198

All goodwill is associated with the Gaming Equipment and Systems segment. The changes in the carrying amount of goodwill for the years ended June 30, 2009 and 2008 are as follows:

(in 000s)
Balance as of June 30, 2007	$161,708
Foreign currency translation adjustment	1,019

Balance as of June 30, 2008	162,727
Foreign currency translation adjustment	(767)

Balance as of June 30, 2009	$161,960

No impairment charges for goodwill and intangible assets were necessary for the years ended June 30, 2009, 2008 and 2007.

5.     OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30,
	2009	2008
	(in 000s)
Refundable deposits	$2,484	$661
Games on trial	2,448	5,705
Derivative financial instrument asset	255	—
Certificates of deposit	143	429
Other	7,688	7,910

Total other current assets	$13,018	$14,705

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30,
	2009	2008
	(in 000s)
Payroll and related costs	$24,162	$26,062
Royalties and direct mail coupons	3,902	5,147
Professional and consulting fees	2,825	4,500
Regulatory approval costs	1,629	1,487
Interest	403	5,086
Other	14,484	21,046

Total accrued liabilities	$47,405	$63,328

7.     LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt consists of the following:

	June 30,
	2009	2008
	(in 000s)
Term loan facility	$206,250	$289,553
Capital lease obligations	—	9,262
Related party debt (see Note 9)	2,800	5,600
Other, generally unsecured	37	89

Long-term debt and capital leases	209,087	304,504
Less current maturities	(35,337)	(13,163)

Long-term debt and capital leases, net of current maturities	$173,750	$291,341

On September 29, 2008, the Company entered into a new $225.0 million term loan and a new $75.0 million revolving credit facility (collectively, the "Credit Facility"). The Credit Facility matures in September 2012. The Company also has the option to request an increase in the size of the term loan and/or revolving credit facility by up to $50.0 million in the aggregate provided that certain conditions are met. The proceeds from the Credit Facility and cash-on-hand of $14.6 million were used to repay the then existing bank term loans totaling $289.6 million. The Company also used cash-on-hand to pay for transaction fees and expenses totaling $10.7 million, which are being amortized to interest expense over the term of the Credit Facility.

As of June 30, 2009, there was approximately $75.0 million of undrawn availability under the revolving credit facility. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit.

The interest rate on the Credit Facility is subject to a leverage-based pricing grid. If the Company's leverage ratio, as defined under the Credit Facility, is greater than 1.5, the interest rate will be LIBOR plus a margin of 3.25%; if the leverage ratio is between 1.0 and 1.5, the interest rate will be LIBOR plus a margin of 3.00%; and if the leverage ratio is below 1.0, the interest rate will be LIBOR plus a margin of 2.75%. In December 2008, the Company entered into a floating-to-fixed interest rate swap, as discussed below, fixing the interest rate of the term loan at 1.89% plus the applicable margin (2.75%

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

at June 30, 2009) for the remaining term. The interest rate on the revolving credit facility was 3.07% at June 30, 2009.

The term loan requires quarterly principal reductions of $6.25 million during the first year, $8.75 million during the second year and $11.25 million during each of the third and fourth years, with a balloon payment due in September 2012. The Credit Facility is collateralized by substantially all of the Company's domestic property and is guaranteed by each of the Company's domestic subsidiaries, other than the entity that holds the Company's interest in its Rainbow Casino, and is secured by a pledge agreement. The Credit Facility contains a number of covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries to dispose of assets, incur additional indebtedness or issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of the Company's subsidiaries, engage in mergers or acquisitions or certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities.

The financial covenants under the Credit Facility consist of a leverage ratio and a fixed charges coverage ratio. The leverage ratio is computed as total debt outstanding at the end of the quarter divided by the trailing twelve months Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), excluding certain cash and non-cash charges. The fixed charges coverage ratio is computed as EBITDA, adjusted for both the trailing twelve months capital expenditures and cash taxes paid, divided by the trailing twelve months interest charges plus all payments of principal made during the previous twelve months.

A breach of any of the covenants or the inability to comply with the required financial ratios could result in a default under the Credit Facility. In the event of any such default, the lenders could elect to declare all borrowings outstanding under the Credit Facility, together with any accrued interest and other fees, to be due and payable. If the Company were unable to repay the indebtedness upon its acceleration, the lenders could proceed against the underlying collateral.

The Company was in compliance with all of the Credit Facility covenants as of June 30, 2009.

Capital lease obligations represented amounts owed under sale-lease back transactions related to equipment used in the Company's Gaming Equipment and Systems segment. In April 2009, the Company paid the remaining lease payments due under each of the capital leases, amounting to approximately $4.5 million, and exercised a fair market value buy-out of the underlying assets.

Interest Rate Swap Agreement

In December 2008, the Company entered into a floating-to-fixed interest rate swap agreement with a notional value of $218.8 million and a maturity date of September 26, 2012. This interest rate swap serves to fix the floating LIBOR based debt under the term loan to fixed rate debt at an interest rate of 1.89% plus the applicable margin to manage the risk exposure to interest rate fluctuations.

The Company has documented and designated this interest rate swap as a cash flow hedge. Based on the assessment of effectiveness using statistical regression, the Company determined that the interest rate swap is effective. Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed each fiscal quarter using the hypothetical derivative method. As the interest rate swap qualifies as a cash flow hedge, the Company adjusts the cash flow hedge on a quarterly basis to its fair value with a corresponding offset to accumulated Other Comprehensive Income ("OCI"). The interest rate swap has been and is expected to remain highly effective for the life of the hedge. Effective amounts are reclassified to interest expense as the related hedged expense is

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

incurred. Any ineffectiveness is reclassified from accumulated other comprehensive income to other income (expense). As of June 30, 2009, the Company had no ineffectiveness on its cash flow hedge. Amounts related to the swap expected to be reclassified from other comprehensive income to interest expense in the next twelve months total $2.0 million.

Additional information on the Company's interest rate swap is as follows:

Interest Rate Swaps	Balance Sheet Location	Fair Value (in 000s)	Location of Offsetting Balance
Cash flow hedge—$206.3 million LIBOR based debt	Other Current Assets	$255	Accumulated other comprehensive income (loss)

Principal Repayments

The following annual principal maturities of long-term debt for each of the fiscal years ending subsequent to June 30, 2009, are as follows:

Year Ended June 30,	(in 000s)
2010	$32,500
2011	42,500
2012	45,000
2013	86,250

Total	$206,250

8.     LEASES

The Company leases certain office space, equipment, warehouse and repair facilities and other property locations under non-cancelable operating leases which are generally included in selling, general and administrative expenses. Operating rental expense is as follows:

	Year Ended June 30,
	2009	2008	2007
	(in 000s)
Equipment and office space leases	$6,969	$6,319	$5,264
Sublease rental income	(201)	(64)	(356)

	$6,768	$6,255	$4,908

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A schedule of future minimum rental payments required under noncancelable operating leases for each of the five fiscal years ending after June 30, 2009, is as follows:

Year Ended June 30,	Operating
2010	$6,310
2011	4,027
2012	2,943
2013	1,693
2014	1,548
Thereafter	2,232

Total minimum payments	$18,753

9.     RELATED PARTY TRANSACTIONS

In connection with previous acquisitions, the consideration paid included subordinated debt issued to the former principals of each business. Certain of the former principals are now employees of the Company. The following table presents the outstanding related party debt and interest rates as of June 30, 2009 and 2008:

	As of June 30,
	2009		2008
	Interest Rate	Outstanding Debt	Interest Rate	Outstanding Debt
	(dollars in 000s)
SDG	3.12%	$2,800	7.24%	$5,600
Less current maturities		(2,800)		(2,800)

Related party debt, less current maturities		$—		$2,800

The notes payable to the former principals of SDG are payable in annual installments plus interest at LIBOR plus 2% through its maturity on December 31, 2009. At the Company's discretion, the principal and accrued interest thereon can be paid in cash, or can be converted into shares of the Company's common stock using the average stock price for the 20 business days prior to the delivery of such shares.

During fiscal 2008, the Company entered into an agreement with the former principals of MindPlay to settle a $3.0 million note payable, $0.5 million of accrued interest and $1.0 million in certain other related liabilities related to the previous acquisition of MindPlay for $1.8 million. The settlement resulted in a gain of approximately $2.7 million that is included in selling, general and administrative expense in fiscal 2008.

Related party interest expense is summarized below:

	Year Ended June 30,
	2009	2008	2007
	(in 000s)
SDG	$246	$464	$668
MindPlay	—	153	230

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accrued related party interest totaled $44,000 and $0.2 million as of June 30, 2009 and 2008, respectively.

In November 2007, the Company repurchased 149,253 shares of common stock for $6.0 million from Mr. Robert Luciano, a former principal of SDG and the Company's former Chief Technology Officer. The shares are included in treasury stock.

The Company leases a warehouse and office facility from an entity owned by Mr. Luciano. Rental payments totaled $479,000, $466,000 and $448,000 for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

10.   SHARE-BASED COMPENSATION

Employee Stock Purchase Plan

In February 2008, the Company's stockholders approved the 2008 Employee Stock Purchase Plan (the "2008 ESPP Plan"). The 2008 ESPP Plan provides that eligible employees are able to contribute up to 10% of their eligible earnings towards the quarterly purchase of the Company's common stock. The employee's purchase price is equal to 85% of the fair market value. During the year ended June 30, 2009, employees purchased 88,774 shares of common stock for approximately $1.7 million under the 2008 ESPP Plan. No contributions were made during the year ended June 30, 2008.

Share-Based Award Plans

In December 2001, the Company's stockholders approved the 2001 Long-Term Incentive Plan, as amended, (the "2001 Plan"). The 2001 Plan provides for the issuance of up to 12,050,000 shares of common stock to Company employees, directors and designated paid consultants of which up to 1,400,000 shares may be granted in the form of restricted stock or restricted stock units ("RSUs"). Generally, options are granted at the fair value of the Company's common stock at the date of grant and are exercisable over five to ten years.

In April 1997, the Company's stockholders approved the 1996 Long-Term Incentive Plan (the "1996 Plan"), which provided for the issuance of up to 3,428,000 shares of common stock to Company employees, directors and designated paid consultants. Generally, options were granted at the fair value of the Company's common stock at the date of grant and are exercisable over five to ten years. No shares of common stock remain available under the 1996 Plan for the grant of new awards.

In 1992, the Company created the 1991 Long Term Incentive Plan (the "1991 Plan") that, as amended, provided for the issuance of up to 3,428,000 shares of common stock to Company employees and directors. Generally, options were granted at the fair market value of the Company's common stock at the date of the grant and are exercisable over five to ten years. No shares of common stock remain available under the 1991 Plan for the grant of new awards.

The Company issues new shares for shares delivered under the 1991 Plan, the 1996 Plan and the 2001 Plan (collectively, the "Plans").

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock option activity as of and for the year ended June 30, 2009 is summarized below:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)	(per share)	(years)	(in 000s)
Balance outstanding as of June 30, 2008	7,087	$17.61		$115,883
Granted	470	21.86
Exercised	(584)	16.48
Forfeited or expired	(70)	21.87

Balance outstanding as of June 30, 2009	6,903	$17.96	5.50	$85,222

Exercisable as of June 30, 2009	5,410	$16.70	5.22	$72,633

Restricted stock and RSU activity as of and for the year ended June 30, 2009 is summarized below:

	Restricted Stock	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
	(in 000s)	(per share)	(in 000s)	(in 000s)
Balance outstanding as of June 30, 2008	385	$26.64	556	$17.07
Granted	100	24.62	67	23.04
Released	(175)	18.79	—	—
Forfeited or expired	—	—	—	—

Balance outstanding as of June 30, 2009	310	$30.42	623	$17.71

Vested as of June 30, 2009	—	$—	534	$16.04

The following is additional information about stock options, restricted stock and RSUs exercised, granted and vested during the periods:

	Year Ended June 30,
	2009	2008	2007
	(in 000s, except per share amounts)
Weighted average grant-date fair value per share:
Stock options granted	$10.62	$14.58	$11.15
Stock options vested	$9.23	$8.93	$8.10
Restricted stock and RSUs vested	$20.16	$18.04	$15.30
Total grant-date fair value of stock options vested	$13,186	$10,954	$9,744
Total grant-date fair value of restricted stock and RSUs vested	$3,758	$3,106	$3,159
Exercises under all share-based payment arrangements:
Total intrinsic value	$7,297	$38,887	$15,698
Cash received	$9,628	$21,798	$15,527
Tax benefit realized	$688	$13,693	$2,683

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Shares Reserved

The following shares are reserved for stock options issued and available for issue under the Plans and the 2008 ESPP:

(in 000s)
Stock options, restricted stock and RSUs issued and currently outstanding	7,526
Shares available for future issuance	1,098
Warrants	100

Total	8,724

Share-Based Compensation

The following table presents share-based compensation expense and related effect of the income tax benefit included in the Company's consolidated statements of operations:

	Year Ended June 30,
	2009	2008	2007
	(in 000s)
Selling, general and administrative	$13,523	$10,903	$13,261
Research and development	2,736	2,032	1,659
Cost of gaming equipment and systems and operations	146	82	150

Share-based compensation expense before tax	$16,405	$13,017	$15,070
Income tax benefit	(5,742)	(4,556)	(5,275)

Net share-based compensation expense	$10,663	$8,461	$9,795

Included in share-based compensation expense in the consolidated statements of operations for the years ended June 30, 2009, 2008 and 2007 is restricted stock amortization of $4.7 million, $2.8 million and $3.9 million, respectively.

During the year ended June 30, 2009, the Company modified certain fully vested stock options, previously issued to certain members of the Company's Board of Directors, extending the contractual term for 2.15 years. The modification resulted in the recognition of additional share-based compensation expense of approximately $400,000 during the fourth quarter, which was equal to the net increase in the fair value of the modified stock option.

Additionally, during the year ended June 30, 2009, the Company's Board of Directors approved the accelerated vesting of all unvested stock options previously issued to the Company's former Chief Technology Officer. This accelerated vesting affected options for approximately 360,000 shares of the Company's common stock and resulted in the acceleration of $1.4 million in share-based compensation during the fourth quarter.

As of June 30, 2009, there was $11.3 million of total unrecognized compensation expense related to the unvested portion of stock options which will be recognized over the subsequent 1.67 years. In addition, as of June 30, 2009, there was $7.2 million of total unrecognized compensation expense related to the unvested portion of restricted stock and RSUs which will be recognized over the subsequent 1.86 years.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The fair value of each option granted during the periods referenced below was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	Year Ended June 30,
	2009	2008	2007
Weighted Average:
Expected option term (in years)	4.53	4.94	6.13
Expected volatility	51.07%	45.42%	56.28%
Risk-free interest rate	2.63%	3.03%	4.75%
Expected annual dividend yield	0%	0%	0%

For the years ended June 30, 2009, 2008 and 2007, the expected option term was determined using the simplified method for share based payments in accordance with Staff Accounting Bulletin No. 110. The Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. Certain employees could not exercise options until November 2007 during the time the Company was delinquent in its SEC filings. In addition, there was a significant change in the contractual term of its stock options grants from ten years to seven years, and a change in the vesting schedule of stock options from three year to four year periods. Expected volatility is based on historical market factors related to the Company's common stock. Risk-free interest rate is based on U.S. Treasury rates appropriate for the expected term.

11.   STOCKHOLDERS' EQUITY, OPTIONS, WARRANTS AND RIGHTS

Warrants

The Company previously issued 100,000 stock purchase warrants in connection with a prior acquisition. The strike price of the warrant is $24.69 with a term of seven years.

Share Repurchase Plan

On January 28, 1999, the Company's Board of Directors approved a share repurchase plan under which, subject to price and market conditions, purchases of shares can be made from time to time in the open market or in privately negotiated transactions using available cash. On December 5, 2007, the Company's Board of Directors amended the repurchase plan authorizing the repurchase of up to $10 million of the Company's common stock. On February 5, 2008, the Company's Board of Directors amended the repurchase plan authorizing the repurchase up to $20 million of the Company's common stock. On February 14, 2008, the Company's Board of Directors increased the amount of common stock authorized to be repurchased to $75 million. On August 12, 2008, the Company's Board of Directors reset the limit under its existing share repurchase plan to $100 million. As of June 30, 2009, $61.7 million remained available under the plan for repurchase in future periods.

During the year ended June 30, 2009, the Company repurchased 1,557,216 shares of common stock for $38.3 million under the share repurchase plan. During the year ended June 30, 2008, the Company

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

repurchased 436,200 shares of common stock for $17.1 million under the share repurchase plan, excluding 149,253 shares repurchased from a related party for $6.0 million as discussed in Note 9 to the consolidated financial statements, Related Party Transactions. During the year ended June 30, 2007, there were no repurchases of common stock under the plan.

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

To date, there have been four series of Special Stock authorized for issuance: the Initial Series, the Series B, the Series E and the Series F. In June 1996, the Company issued shares of Series E Special Stock to certain holders of the Company's 7 1/2% Convertible Subordinated Debentures (which were retired in 1996) who elected to receive such stock in lieu of receiving common stock. The holders of shares of Series E Special Stock have no voting rights except as required by law. A total of 115 shares of Series E Special Stock remain outstanding. No other shares of Special Stock remain outstanding.

12.   INCOME TAXES

Consolidated income before taxes and minority interest for domestic and foreign operations is as follows:

	Year Ended June 30,
	2009	2008	2007
	(in 000s)
United States	$181,513	$186,659	$34,841
Foreign	15,204	(8,043)	3,265

Total	$196,717	$178,616	$38,106

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the Company's income tax expense are as follows:

	Year Ended June 30,
	2009	2008	2007
	(in 000s)
Current:
Federal	$29,944	$61,203	$12,725
State	4,746	8,145	3,202
Foreign	3,711	(4,678)	1,864

	38,401	64,670	17,791

Deferred:
Federal	27,664	2,813	(5,172)
State	2,350	(1,230)	(852)
Foreign	66	540	(792)

	30,080	2,123	(6,816)

Income tax expense	$68,481	$66,793	$10,975

A reconciliation of the Company's income tax provision as computed by applying the U.S. federal statutory tax rate compared to the income tax provision is as follows:

	Year Ended June 30,
	2009	2008	2007
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Partnership income attributable to minority interest	(0.3)	(0.9)	(4.4)
State income taxes, net of federal benefit	3.0	2.2	3.3
Foreign earnings subject to U.S. tax	2.1	1.4	3.9
Change in valuation allowance	(0.1)	(4.4)	(2.2)
Net increase in accrual for potential tax contingencies	—	—	1.1
Tax credits	(5.5)	(2.0)	(11.6)
Extraterritorial income deduction	—	(0.1)	(0.5)
Domestic production activities deduction	(1.4)	(0.8)	(0.2)
Capital loss carryforward	—	5.0	—
Other, net	2.0	2.0	4.4

	34.8%	37.4%	28.8%

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The major components of the deferred tax assets and liabilities are as follows:

	June 30,
	2009	2008
	(in 000s)
Deferred tax assets:
Share-based compensation	$14,732	$11,352
Deferred revenue, net of deferred costs	14,319	32,494
Accruals not currently deductible for tax purposes	11,124	20,343
Net operating loss carryforwards	4,564	5,006
Inventory	4,012	5,823
Allowance for doubtful accounts	1,758	2,152
Deferred compensation for tax purposes	1,200	1,811
Financing lease assets	—	2,262
Intangible assets	—	504
Other	3,101	9,341

Total gross deferred tax assets	54,810	91,088
Less: Valuation allowance	(2,089)	(2,376)

Deferred tax assets	$52,721	$88,712

Deferred tax liabilities:
Property and equipment	$851	$9,143
Intangible assets	383	—
Deferred lease revenue	—	19

Total gross deferred tax liabilities	$1,234	$9,162

Net deferred tax assets	$51,487	$79,550

The Company has not provided income taxes on approximately $12.0 million of undistributed earnings as of June 30, 2009 from certain foreign subsidiaries. The Company plans to permanently invest the earnings in the foreign subsidiaries and therefore has not recorded a deferred tax liability associated with the undistributed earnings.

At June 30, 2009, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $6.8 million. The net operating loss carryforwards expire in 2020 through 2022. The entire amount of the net operating loss carryforwards are subject to limitations under Section 382 of the Internal Revenue Code. Section 382 limits the amount of carryforwards available per year for use against future taxable income. Based on the Company's history of taxable income since the year ended June 30, 2006 and projections of taxable income in the future, the Company expects to utilize all of its federal net operating loss carryforwards. The Company also has net operating losses in several foreign jurisdictions, mainly the United Kingdom. Due to a history of net operating losses in these jurisdictions, management has determined that it is more likely than not that these losses will not be realized and therefore has established a full valuation allowance.

The Company's subsidiary in India, Bally Technologies India Private Limited, operates under a tax holiday currently set to expire March 2011.

The Company recorded $0.7 million and $13.7 million as an increase to stockholder's equity for certain tax benefits from employee share-based compensation for the years ended June 30, 2009 and 2008, respectively.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective July 1, 2007, the Company recorded $22.9 million of liabilities for unrecognized tax benefits related to the adoption of FIN 48 of which $8.8 million were accounted for as an increase to stockholder's equity. This liability was reduced to $19.0 million and $22.4 million at June 30, 2009 and 2008, respectively. Of these amounts, $15.9 million and $18.2 million, respectively, if recognized, would impact the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits as tax expense. As of June 30, 2009 and 2008, the Company had accrued interest and penalties of $5.6 million and $2.1 million, respectively. Interest and penalties of $3.4 million and $0.9 million were accrued during the years ended June 30, 2009 and 2008, respectively.

Changes to the balance of unrecognized tax benefits are as follows:

	June 30,
	2009	2008
	(in 000s)
Balance, beginning of year	$22,380	$22,882
Additions based on tax provisions related to current year	1,183	2,040
Additions for tax positions of prior years	2,275	1,803
Reductions for tax positions of prior years	(3,517)	(4,399)
Settlements	(3,424)	(312)
Lapse of statute of limitations	—	(136)
Foreign currency translation adjustment	152	502

Balance, end of year	$19,049	$22,380

The Company files numerous consolidated and separate income tax returns in the United States and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States federal income tax examinations for years before 1995 and is no longer subject to state and local, or foreign income tax examinations for years before 2000.

The Internal Revenue Service ("IRS") commenced examination of the Company's United States federal income tax returns for 2003 through 2005 in the fourth quarter of 2006. Throughout the examination, the IRS has proposed, and management has agreed to, certain adjustments related to the open tax years that have been recorded in the income tax provision. In January 2009, the IRS completed its field examination of the open tax years and issued a Revenue Agent's Report ("RAR"). Also in January 2009, the Company paid $3.4 million in tax and $1.2 million in interest to the IRS to settle certain agreed adjustments. The Company filed a formal protest regarding certain unagreed adjustments and the case was assigned to the IRS Las Vegas Appeals Office in July 2009. If successful in defending the Company's position, it would result in a reduction to unrecognized tax benefits and a corresponding reduction of income tax provisions of approximately $4.8 million. If the IRS were to prevail in full, it would result in additional income tax provisions of approximately $5.4 million, plus interest, for the tax years through 2005. No date has been set for the opening conference with the IRS Appeals Officer as of the date of this filing.

It is reasonably possible that within the next twelve months the Company will resolve some of the matters presently under consideration with the IRS which may increase or decrease unrecognized tax benefits for the open tax years. However, an estimate of such increase or decrease cannot reasonably be made.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   COMMITMENTS AND CONTINGENCIES

Commitments

The Company is obligated under several agreements to pay certain royalties on the sale or rental of gaming devices. Total royalty expense for the Company for the years ended June 30, 2009, 2008 and 2007 was $15.6 million, $15.6 million and $18.0 million, respectively, and is included in the cost of gaming equipment and systems in the accompanying consolidated statements of operations. In addition, the Company has obtained the rights to certain game themes and intellectual property that call for payment of royalties based on either fixed amounts or variable amounts based on game performance.

The Company also paid approximately $0.7 million, $1.2 million and $1.1 million in fiscal 2009, 2008 and 2007, respectively, for the use of the Bally trademark. The fee is variable based upon the number of units produced using the trademark.

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, or other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company has not recorded any loss accruals for these contingencies unless otherwise noted below.

In February 2005, the SEC initiated an informal inquiry and requested documents and information regarding matters related to the allegations in a class action suit brought against the Company. In September 2008, the SEC and the Company reached a settlement in which the Company, without admitting or denying the SEC's findings, agreed to a cease and desist order that mandates compliance with federal securities laws and regulations related to financial reporting, record keeping, and internal controls. The SEC did not impose any fines, civil penalties, or monetary sanctions on the Company.

On December 7, 2004, IGT filed a patent infringement lawsuit against the Company in the United States District Court for the District of Nevada. The complaint asserted that the Company's wheel- based games, such as Monte Carlo™, Lucky Wheel™ and Cash For Life™, its games with a reel in the top box, such as Bonus Frenzy™, and its iVIEW™ products infringed on patents held by IGT, and sought injunctive relief and damages in unspecified amounts. As part of the defense, the Company asserted counterclaims seeking damages and other relief against IGT, including claims that IGT's patents were invalid, unenforceable and not infringed, as well as several claims that IGT engaged in anti-competitive conduct in violation of state and federal antitrust laws. In October 2008, the court granted the Company's motions for summary judgment, ruling that IGT's two "wheel" patents and a touch-screen player-tracking patent were invalid; that even if the patents were valid, the Company's wheel-based games at issue would not infringe; and that certain of its iVIEW products do not infringe the two asserted player-tracking patents. The court also found issues of material fact regarding IGT's alleged inequitable conduct before the U.S. Patent and Trademark Office and denied IGT's motions to dismiss those claims, leaving them for trial. However, the court postponed the trial until after IGT has appealed the court's summary judgments on patent infringement and validility. IGT's appeal is pending.

In April 2006, IGT filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware. The complaint asserted that the Company's Bally Power Bonusing™ products infringe patents held by IGT, and sought injunctive relief and damages in unspecified amounts. Of the nine patents and 200 claims originally filed in the case by IGT, all but three patents and eight claims have been dismissed. On April 28, 2009, the District Court issued an order finding that the Company's Power Promotions, Power Bank, and SDS/CMP Power Winners

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

products do not infringe IGT's patents. The court also found that the Company's ACSC Power Winners and ACSC Power Reward products infringe some patent claims asserted by IGT, but not others. Appeals by both parties are expected. In the meantime, the Company has undertaken technical changes to ensure non-infringement for the two products partially in question. The Company does not believe that potential infringement damages, if any, would be material to its financial position as the revenues from these two products to date have not been material.

In September 2006, the Company filed a patent infringement lawsuit against IGT in the United States District Court for the District of Nevada. The complaint asserted that certain of IGT's bonus wheel games infringe a patent held by the Company, and sought injunctive relief and damages. IGT filed an answer generally denying the claims and filed a motion for summary judgment which was granted in September 2008 declaring the wheel patent "obvious" and therefore invalid. The case is now on appeal.

The Company is also a party to various lawsuits relating to routine matters incidental to its business. Management does not believe that the outcome of such litigation, including the matters discussed above, in the aggregate, will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

14.   SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in two business segments: (i) Bally Gaming Equipment and Systems which designs, manufactures, assembles, distributes and operates gaming devices and licenses computerized monitoring and bonusing systems for gaming devices, and (ii) Casino Operations which owns and operates a casino in Vicksburg, Mississippi.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Certain expenses related to Company-wide initiatives are managed at the corporate level and are not allocated to either operating segment. The accounting policies of these segments are consistent with the Company's policies for the consolidated financial statements.

	Year Ended June 30,
	2009	2008	2007
	(in 000s)
Revenues:
Gaming Equipment and Systems
Gaming Equipment	$357,037	$410,147	$324,119
Gaming Operations	274,965	235,983	176,412
Systems	211,758	206,262	134,112

	$843,760	$852,392	$634,643
Casino Operations	39,669	47,299	47,675

Total revenues	$883,429	$899,691	$682,318

Gross Margin(1):
Gaming Equipment and Systems
Gaming Equipment	$166,825	$182,843	$117,755
Gaming Operations	194,882	155,589	104,574
Systems	155,032	151,318	96,436

	$516,739	$489,750	$318,765
Casino Operations	22,919	28,452	29,629

Total gross margin	$539,658	$518,202	$348,394

Depreciation and amortization(2):
Gaming Equipment and Systems	$18,683	$14,767	$18,072
Casino Operations	3,337	2,755	2,917
Corporate	254	1,391	1,387

Total depreciation and amortization	$22,274	$18,913	$22,376

Operating income:
Gaming Equipment and Systems	$227,003	$215,520	$79,741
Casino Operations	11,718	17,474	17,925
Corporate	(23,985)	(33,801)	(30,663)

Total operating income	$214,736	$199,193	$67,003

Identifiable assets:
Gaming Equipment and Systems	$728,751	$848,985	$701,616
Casino Operations	52,875	47,296	46,837
Corporate	99,256	98,843	76,442

Total identifiable assets	$880,882	$995,124	$824,895

(1)
Gross Margin from Gaming Equipment and Systems excludes amortization related to certain intangibles including core technology and license rights, which are included in depreciation and amortization.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)
Excludes depreciation and amortization expense of $49.8 million, $42.8 million and $37.2 million for the years ended June 30, 2009, 2008 and 2007, respectively, in Bally Gaming and Systems' cost of gaming equipment and systems.

The Company has operations based primarily in the United States as well as significant sales and distribution offices based in Europe, and other foreign locations, including South America. The table below presents information as to the Company's revenues, operating income and identifiable assets by geographic region which is determined by country of destination:

	Year Ended June 30,
	2009	2008	2007
	(in 000s)
Revenues:
United States and Canada	$741,486	$765,226	$602,282
International	141,943	134,465	80,036

Total revenues	$883,429	$899,691	$682,318

Operating income:
United States and Canada	$182,445	$171,376	$54,961
International	32,291	27,817	12,042

Total operating income	$214,736	$199,193	$67,003

Identifiable assets:
United States and Canada	$736,634	$851,019	$738,821
International	144,248	144,105	86,074

Total identifiable assets	$880,882	$995,124	$824,895

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

The Company matches 50% of any participant's contributions, up to the first 6% of their compensation (as defined in the plan document). Company matching contributions totaled approximately $1.9 million, $2.3 million and $1.5 million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

For participants hired through December 31, 2000, employee and employer matching contributions are 100% vested immediately. For employees hired on or after January 1, 2001, vesting of the employer match is on a 20%, 5-year vesting schedule. Effective October 1, 2005, vesting of employer match is on a 25% 4-year vesting schedule.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth unaudited quarterly financial information for the years ended June 30, 2008 and 2007.

	Fiscal Year 2009 Quarterly Results
	September 30,	December 31,	March 31,	June 30,
	(in 000s, except per share data)
Statement of Operations Data:
Revenues	$237,398	$233,294	$207,583	$205,154
Cost of gaming equipment, systems and casino operations	100,507	89,540	78,193	75,531
Selling, general and administrative	58,437	59,516	53,126	54,292
Research and development costs	19,871	19,331	19,291	18,784
Income before income taxes and minority interest	46,974	52,544	46,848	50,351
Income tax expense	(17,137)	(18,670)	(16,232)	(16,442)
Net income	$30,304	$33,564	$29,251	$33,190

Basic income per share	$0.55	$0.62	$0.54	$0.61

Diluted income per share	$0.52	$0.59	$0.52	$0.58

	Fiscal Year 2008 Quarterly Results
	September 30,	December 31,	March 31,	June 30,
	(in 000s, except per share data)
Statement of Operations Data:
Revenues	$189,030	$230,652	$232,609	$247,400
Cost of gaming equipment, systems and casino operations	77,434	103,615	97,510	102,930
Selling, general and administrative	52,271	60,992	60,416	65,592
Research and development costs	13,309	14,647	15,103	17,766
Income before income taxes and minority interest	35,779	40,675	50,642	51,520
Income tax expense	(13,109)	(15,235)	(18,939)	(19,510)
Net income	$21,282	$24,416	$30,249	$31,260

Basic income per share	$0.39	$0.45	$0.55	$0. 57

Diluted income per share	$0.37	$0.42	$0.52	$0.54

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years ended June 30, 2009, 2008 and 2007

	Balance at Beginning of Year	Additions	Net Write-offs/ (Recoveries)	Balance at End of Year
	(in 000s)
Allowance for doubtful accounts:
Year Ended June 30, 2009	$12,055	$(42)	$3,074	$8,939
Year Ended June 30, 2008	$8,481	$5,234	$1,660	$12,055
Year Ended June 30, 2007	$8,073	$1,692	$1,284	$8,481

QuickLinks

TABLE OF CONTENTS
BALLY TECHNOLOGIES, INC. FORM 10-K Year Ended June 30, 2009
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN Among Bally Technologies Inc., The S&P 500 Index, The Russell 2000 Index And A Peer Group
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
SIGNATURES
BALLY TECHNOLOGIES, INC. INDEX TO FINANCIAL INFORMATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2009 AND 2008
BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE YEARS ENDED JUNE 30, 2009
BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY FOR THE THREE YEARS ENDED JUNE 30, 2009
BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE YEARS ENDED JUNE 30, 2009
BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS Years ended June 30, 2009, 2008 and 2007