Form 10-Q
period 2009-09-30
BALLY TECHNOLOGIES, INC.
filed 2009-11-04
CIK 2491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

The number of shares of Common Stock, $0.10 par value, outstanding as of October 30, 2009, was 54,863,000 which do not include 3,380,000 shares held in treasury.

PART I

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	June 30, 2009
	(in 000s, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$84,867	$64,598
Restricted cash	9,555	9,076
Accounts and notes receivable, net of allowances for doubtful accounts of $8,574 and $8,939	181,192	174,698
Inventories	52,935	52,942
Prepaid and refundable income tax	27,374	43,756
Deferred income tax assets	37,309	36,114
Deferred cost of revenue	19,101	21,906
Prepaid assets	12,106	7,531
Other current assets	9,341	13,018
Total current assets	433,780	423,639
Restricted long-term investments	12,656	12,097
Long-term receivables	18,125	9,826
Property, plant and equipment, net of accumulated depreciation of $67,294 and $64,113	76,158	76,889
Leased gaming equipment, net of accumulated depreciation of $126,938 and $117,638	89,218	95,012
Goodwill	162,198	161,960
Intangible assets, net	38,668	32,198
Deferred income tax assets	12,703	15,373
Long-term deferred cost of revenue	39,392	41,615
Other assets, net	11,394	12,273
Total assets	$894,292	$880,882
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,496	$20,574
Accrued liabilities	43,340	47,405
Customer deposits	10,715	10,375
Jackpot liabilities	12,621	12,266
Deferred revenue	43,355	49,122
Income tax payable	3,489	2,971
Current maturities of long-term debt	37,851	35,337
Total current liabilities	171,867	178,050
Long-term debt, net of current maturities	165,000	173,750
Long-term deferred revenue	57,300	60,464
Other income tax liability	19,990	22,072
Other liabilities	8,468	7,797
Total liabilities	422,625	442,133
Commitments and contingencies (Note 9)
Stockholders’ equity:
Special stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 115 shares issued and outstanding	12	12
Common stock, $.10 par value; 100,000,000 shares authorized; 57,885,000 and 57,091,000 shares issued and 54,709,000 and 54,312,000 outstanding	5,782	5,703
Treasury stock at cost, 3,176,000 and 2,779,000 shares	(80,141)	(64,727)
Additional paid-in capital	348,482	330,465
Accumulated other comprehensive loss	(1,150)	(770)
Retained earnings	196,247	165,623
Total Bally Technologies, Inc. stockholders’ equity	469,232	436,306
Noncontrolling interests	2,435	2,443
Total stockholders’ equity	471,667	438,749
Total liabilities and stockholders’ equity	$894,292	$880,882

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,
	2009	2008
	(in 000s, except per share amounts)
Revenues:
Gaming equipment and systems	$116,021	$159,574
Gaming operations	71,309	67,776
Casino operations	9,155	10,048
	196,485	237,398
Costs and expenses:
Cost of gaming equipment and systems (1)	50,372	76,822
Cost of gaming operations	19,091	20,560
Direct cost of casino operations	3,865	4,355
Selling, general and administrative	46,947	57,207
Research and development	19,471	19,871
Depreciation and amortization	5,824	5,106
	145,570	183,921
Operating income	50,915	53,477

Other income (expense):
Interest income	645	1,156
Interest expense	(3,286)	(5,093)
Other, net	128	(2,566)

Income before income taxes	48,402	46,974
Income tax expense	(17,045)	(17,137)
Net income	31,357	29,837
Less net income (loss) attributable to noncontrolling interests	733	(467)

Net income attributable to Bally Technologies, Inc.	$30,624	$30,304

Basic and diluted earnings per share:
Basic earnings attributable to Bally Technologies, Inc. per share	$0.56	$0.55
Diluted earnings attributable to Bally Technologies, Inc. per share	$0.53	$0.52

Weighted average shares outstanding:
Basic	54,268	55,070
Diluted	57,685	58,124

(1) Cost of gaming equipment and systems exclude amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	Common Stock		Series E Special	Treasury	Additional Paid-In	Accumulated Other Comprehensive Income (Deficit)	Retained	Noncontrolling	Total Stockholders’
	Shares	Dollars	Stock	Stock	Capital	(“OCI”)	Earnings	Interests	Equity
	(in 000s)
Balances at June 30, 2009	57,091	$5,703	$12	$(64,727)	$330,465	$(770)	$165,623	$2,443	$438,749
Net income	—	—	—	—	—	—	30,624	733	31,357
Foreign currency translation adjustment	—	—	—	—	—	1,258	—	—	1,258
Unrealized loss on derivative financial instruments	—	—	—	—	—	(1,638)	—	—	(1,638)
Total comprehensive income	—	—	—	—	—	—	—	—	$30,977
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(741)	(741)
Restricted stock issued	48	5	—	—	(5)	—	—	—	—
Receipt of stock from exercise of stock options and tax liability on restricted stock	—	—	—	(172)	—	—	—	—	(172)
Purchase of common stock for treasury	—	—	—	(15,242)	—	—	—	—	(15,242)
Shares issued upon exercise of warrants	11	1	—	—	(1)	—	—	—	—
Share-based compensation		—	—	—	3,499	—	—	—	3,499
Shares issued upon exercise of stock options	722	72	—	—	9,125	—	—	—	9,197
Shares issued under ESPP plan	13	1	—	—	449	—	—	—	450
Tax benefit of employee stock option exercises	—	—	—	—	4,950	—	—	—	4,950
Balances at September 30, 2009	57,885	$5,782	$12	$(80,141)	$348,482	$(1,150)	$196,247	$2,435	$471,667

Balances at June 30, 2008	56,318	$5,626	$12	$(25,041)	$302,146	$1,268	$39,314	$1,782	$325,107
Net income	—	—	—	—	—	—	30,304	(467)	29,837
Foreign currency translation adjustment	—	—	—	—	—	(972)	—	—	(972)
Total comprehensive income	—	—	—	—	—	—	—	—	$28,865
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(413)	(413)
Restricted stock issued	6	—	—	—	—	—	—	—	—
Receipt of stock from exercise of stock options and tax liability on restricted stock	—	—	—	(692)	—	—	—	—	(692)
Purchase of common stock for treasury	—	—	—	(10,983)	—	—	—	—	(10,983)
Share-based compensation		—	—	—	3,558	—	—	—	3,558
Shares issued upon exercise of stock options	388	39	—	—	7,136	—	—	—	7,175
Shares issued under ESPP plan	10	1	—	—	300	—	—	—	301
Tax benefit of employee stock option exercises	—	—	—	—	1,554	—	—	—	1,554
Balances at September 30, 2008	56,722	$5,666	$12	$(36,716)	$314,694	$296	$69,618	$902	$354,472

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2009	2008
	(in 000s)
Cash flows from operating activities:
Net income	$31,357	$29,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,203	17,649
Share-based compensation	3,499	3,558
Deferred debt issuance costs	703	—
Excess tax benefit of stock option exercises	(273)	(580)
Income tax (benefit) expense	(161)	(12)
Provision (benefit) for doubtful accounts	189	(800)
Write-off of debt issuance costs	—	786
Inventory and other asset write-downs	639	2,841
Other	(182)	544
Changes in operating assets and liabilities:
Accounts and notes receivable	(12,805)	11,463
Inventories	(9,789)	5,656
Prepaid and refundable income tax and income tax payable	16,900	(3,276)
Other current assets	(1,006)	70
Accounts payable	(142)	(13,343)
Accrued liabilities, customer deposits and jackpot liabilities	(4,301)	(26,335)
Deferred revenue and deferred cost of revenue	(3,903)	(2,886)
Net cash provided by operating activities	39,928	25,172

Cash flows from investing activities:
Capital expenditures	(3,541)	(3,968)
Restricted cash and investments	(706)	671
Financing arrangement with customer	(5,000)	—
Additions to other long-term assets	(1,452)	(166)
Net cash used in investing activities	(10,699)	(3,463)

Cash flows from financing activities:
Capitalized debt issuance costs	—	(10,728)
Pay-off of debt from refinancing	—	(14,553)
Reduction of long-term debt and capital leases	(6,257)	(1,188)
Purchase of treasury stock	(15,414)	(11,675)
Excess tax benefit of stock option exercises	273	580
Proceeds from exercise of stock options and employee stock purchases	9,647	7,476
Net cash used in financing activities	(11,751)	(30,088)

Effect of exchange rate changes on cash	2,791	(875)

Cash and cash equivalents:
Increase (decrease) for period	20,269	(9,254)
Balance, beginning of period	64,598	66,570
Balance, end of period	$84,867	$57,316

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information is related to the unaudited condensed consolidated statements of cash flows:

	Three Months Ended September 30,
	2009	2008
	(in 000s)
Cash paid for interest	$2,944	$9,833
Cash paid for income taxes, net of refunds	(8,278)	18,398

Non-cash investing and financing transactions:
Pay-off of debt from refinancing	$—	$275,000
Transfer of inventory to leased gaming equipment (1)	8,067	10,308
Reclassify property, plant and equipment to inventory (1)	1,423	5,009
Acquisition of Bally trademark	7,500	—
Accrual of capital expenditures	314	577

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

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of Bally Technologies, Inc. (“Bally” or the “Company”), a Nevada corporation, and its subsidiaries for the respective periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. References to specific U.S. GAAP within this report cite topics within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

The Company is the general partner of Rainbow Casino Vicksburg Partnership (“RCVP”), which operates the Rainbow Casino. The limited partner is entitled to receive 10% of the net available cash flows of RCVP after debt service and other items, as defined in the limited partnership agreement, which increases to 20% of the net available cash flows based on the incremental amount of revenues in excess of $35.0 million, payable quarterly through December 31, 2010. The Company holds the remaining economic interest in the partnership. The Company consolidates RCVP and records an adjustment to reflect the portion of the earnings of RCVP attributable to the limited partner as a noncontrolling interest.

All intercompany accounts and transactions have been eliminated in consolidation.

The Company has evaluated the financial statements for subsequent events occurring between the end of our most recent fiscal quarter and  November 4, 2009, the date of filing of this Form 10-Q.

Expense classification

The classification of certain costs within the Unaudited Condensed Consolidated Statement of Operations for the three months ended September 30, 2008 have been corrected to conform to the current year presentation. The reclassification reflects certain costs of services associated with revenue presented in Cost of gaming equipment and systems of $1.2 million for the three months ended September 30, 2008 that had previously been presented as a component of Selling, general and administrative expenses. This correction was not material to the previously issued financial statements and does not have any impact on income from continuing operations, earnings per share, retained earnings, or cash flows.

Recently adopted accounting pronouncements - revenue recognition

Effective July 1, 2009, the Company adopted the provisions of two new Accounting Standards Updates (“ASU”) affecting revenue recognition: ASU No. 2009-13, Multiple Deliverable Revenue Arrangements and ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements. The Company has elected to adopt these ASUs prior to the required effective date using the prospective method as permitted under the guidance. Accordingly, this guidance is being applied to all new or materially modified revenue arrangements entered into since the start of the Company’s fiscal year of adoption, which is July 1, 2009.

ASU No. 2009-13 replaces and significantly changes the existing separation criteria for multiple-deliverable revenue arrangements, by eliminating the criterion for objective and reliable evidence of fair value for the undelivered products or services to determine a unit of accounting. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet both of the following criteria:

•                  The delivered items have value to the customer on a standalone basis. The item or items have value on a standalone basis if they are sold separately by any vendor or the customer could resell the delivered item(s) on a standalone basis; and

•                  If the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor.

ASU No 2009-13 also eliminates the use of the residual method of allocation and requires, instead, that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price (i.e., the relative selling price method). When applying the relative selling price method, a hierarchy is used for estimating the selling price based first on vendor-specific objective evidence (“VSOE”), then third-party evidence (“TPE”) and finally management’s estimate of the selling price (“ESP”).

ASU No 2009-14 amends the scope of software revenue recognition to exclude all tangible products containing both software and nonsoftware components that function together to deliver the product’s essential functionality. As a result, certain products that were previously accounted for under the scope of software revenue recognition guidance will no longer be accounted for as software. Prior to July 1, 2009, the Company determined its gaming devices included software that was “more than incidental” to the product as a whole; accordingly,  the sale of gaming devices were accounted for  under the scope of software revenue recognition guidance. Application of the new guidance resulted in the Company determining that gaming devices no longer fall under the scope of software revenue recognition guidance. Under the new guidance, which applies to new or modified arrangements, revenue related to systems arrangements that contain software and nonsoftware deliverables, will require an allocation of the arrangement fee to the separate deliverables using the relative selling price method.  Revenue for the software deliverables will continue to be recognized under the software revenue recognition guidance, while revenue for the nonsoftware deliverables will no longer be accounted for under the software revenue recognition guidance.

The impact of applying the new accounting guidance to new or materially modified arrangements entered into since July 1, 2009, did not have a material effect on revenue recognized for the three months ended September 30, 2009. The impact on future periods is dependent upon the prevalence of multiple deliverable arrangements whereby a combination of gaming devices, hardware, software, maintenance and product support fees and consulting services are sold under one arrangement and the software license is time-based. Under such arrangements, all revenue was previously recognized ratably over the term of the time-based license as the Company was unable to establish VSOE of fair value for the software maintenance and product support, which runs contemporaneously with the license period. Under the new guidance, revenue from non-software elements delivered under such multiple deliverable arrangements will no longer be deferred if VSOE of fair value does not exist for an undelivered element. Rather, the revenue allocated to the non-software elements using the relative selling price method would be recognized upon delivery and customer acceptance, and only the revenue allocated to the software elements will be deferred and recognized over the term of the time-based license.

In allocating the arrangement fees to separate deliverables under the new accounting guidance, the Company used VSOE of selling price for gaming devices, maintenance and professional services; a combination of TPE and ESP for hardware, and ESP for system software deliverables.  ESP for system software was determined based upon the Company’s normal pricing and discounting practices.

Other recently adopted accounting pronouncements

On July 1, 2009, the Company adopted the new FASB ASC which establishes two levels of U.S. GAAP: authoritative and nonauthoritative. The ASC is now the single source of authoritative nongovernmental U.S. GAAP. All other literature is considered non-authoritative. The Company’s adoption of this statement had no impact on the consolidated results of operations, financial position and cash flows, but rather changes the reference used to cite specific FASB accounting literature.

On July 1, 2009, the Company adopted new accounting guidance related to business combinations which clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use. This guidance requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. Future effects will be dependent upon acquisitions of defensive intangible assets, if any, at that time. In addition, there is new guidance for determining the useful life of a recognized intangible asset. This guidance is applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements are applied prospectively to all intangible assets recognized in financial statements. In addition, the new guidance requires that an acquiring entity recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions, requires the expense of acquisition costs, and also includes a substantial number of new disclosure requirements. The Company’s adoption of this guidance did not have a significant impact on the disclosures or the consolidated results of operations, financial position and cash flows for the three months ended September 30, 2009.

On July 1, 2009, the Company adopted new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this guidance requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. This guidance also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. The guidance also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The adoption of this statement did not have a material impact on the consolidated results of operations, financial position and cash flows, but did affect presentation and disclosure. As a result of the adoption, the Company reclassified noncontrolling interests in the amount of $2.4 million from minority interest to equity in the June 30, 2009 Unaudited Condensed Consolidated Balance Sheets and Statements of Stockholders’ Equity. Certain reclassifications to the Unaudited Condensed Consolidated Statements of Operations have been made to prior period amounts to conform to the presentation of the current period. Recorded amounts for prior periods previously presented as Net income which are now presented as Net income attributable to Bally Technologies Incorporated, have not changed as a result of the adoption of this guidance.

On July 1, 2009, the Company adopted new accounting guidance requiring additional disclosures about fair value of financial instruments in interim and annual financial statements. The Company’s adoption of this guidance resulted in the disclosure of information about the fair value of financial instruments consistent with the disclosures in the Company’s most recent annual financial statements.

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

All financial assets and liabilities are recognized or disclosed at fair value using a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There are three levels of inputs that may be used to measure fair value:

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

The Company’s only significant financial asset or liability measured at fair value on a recurring basis, excluding accrued interest components, consisted of a cash flow hedge related to a variable rate debt instrument as of September 30, 2009 (which is included in accrued liabilities in the unaudited condensed consolidated balance sheets) as follows:

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Total
	(in 000s)
Liability:
Derivative financial instrument	$—	$1,294	$—

At June 30, 2009, the derivative financial instrument was an asset valued at $255,000. The valuation techniques used to measure the fair value of the derivative financial instrument above in which the counterparties have high credit ratings, were derived from pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data. The Company’s discounted cash flow techniques use observable market inputs, such as LIBOR-based yield curves. See Note 4 to unaudited condensed consolidated financial statements, Long-Term Debt.

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

The impact of the cash flow hedge on the unaudited condensed consolidated financial statements is depicted below:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Cash Flow Hedging Relationship	Three Months Ended September 30, 2009	OCI into Income (Effective Portion)	Three Months Ended September 30, 2009
	(in 000s)
Interest rate swap agreement	$(2,230)	Interest expense	$(681)

Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market. Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overhead. Inventories consist of the following:

	September 30, 2009	June 30, 2009
	(in 000s)
Raw materials	$39,933	$40,662
Work-in-process	1,121	1,432
Finished goods	11,881	10,848
Total	$52,935	$52,942

2.             EARNINGS PER SHARE

Basic earnings per share are computed by dividing reported earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities.

The following is the computation of basic and diluted earnings per share applicable to the Company’s common stock:

	Three Months Ended September 30,
	2009	2008
	(in 000s, except per share amounts)
Net income attributable to Bally Technologies, Inc.	$30,624	$30,304
After tax interest expense on convertible debt	14	69
Diluted earnings attributable to Bally Technologies, Inc.	$30,638	$30,373

Weighted average common shares outstanding	54,268	55,070
Dilutive effect of:
Stock options, Restricted Stock Units (“RSU”) and restricted stock	3,307	2,835
Warrants	23	21
Convertible debt (1)	87	198
Weighted average diluted shares outstanding	57,685	58,124

Basic earnings attributable to Bally Technologies, Inc. per share	$0.56	$0.55
Diluted earnings attributable to Bally Technologies, Inc. per share	$0.53	$0.52

(1)          The Company has certain related party debt outstanding which is convertible into common stock at the Company’s discretion. See Note 5 to unaudited condensed consolidated financial statements, Related Party Transactions.

Certain securities were excluded from the diluted per share calculation because their inclusion would be anti-dilutive. Such securities consist of the following:

	Three Months Ended September 30,
	2009	2008
	(in 000s)
Stock options, RSU and restricted stock	550	632

3.             GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

		September 30, 2009			June 30, 2009
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in 000s)
Computer software	3 - 9	$33,472	$(24,794)	$8,678	$27,488	$(19,083)	$8,405
License rights	3 - 5	2,149	(1,908)	241	2,117	(1,814)	303
Trademarks	5	2,203	(1,758)	445	2,203	(1,693)	510
Core technology	5 - 8	22,763	(7,525)	15,238	22,763	(6,585)	16,178
Contracts	10	10,043	(5,615)	4,428	10,043	(5,364)	4,679
Other intangibles	3 - 7	3,089	(951)	2,138	7,627	(5,504)	2,123
Total finite lived intangible assets		73,719	$(42,551)	$31,168	$72,241	$(40,043)	$32,198
Trade mark	indefinite	7,500	—	7,500	—	—	—
Total		$81,219	$(42,551)	$38,668	$72,241	$(40,043)	$32,198

In September 2009, the Company recorded an intangible asset of approximately $7.5 million related to one-time consideration given for a perpetual, world-wide license for the use of the Bally trademark in connection with the Company’s business. Consideration for this intangible asset included approximately $5.0 million related to the delivery of gaming devices and $2.5 million in forgiveness of certain customer receivable balances.  Previously, a royalty fee was paid and expensed based upon the number of units produced and sold using the trademark.

Total amortization expense related to finite lived intangible assets was $2.5 million and $2.2 million for the three months ended September 30, 2009 and 2008, respectively, which included computer software amortization expense of $1.1 million and $1.0 million for the three months ended September 30, 2009 and 2008, respectively. Future amortization of finite lived intangible assets is scheduled as follows:

Year Ended June 30,	(in 000s)
2010 (remaining nine months of fiscal year)	$7,354
2011	8,033
2012	5,863
2013	4,802
2014	1,179
Thereafter	3,937
Total	$31,168

All goodwill is associated with the Gaming Equipment and Systems segment. The changes in the carrying amount of goodwill for the three months ended September 30, 2009, are as follows:

(in 000s)
Balance at June 30, 2009	$161,960
Foreign currency translation adjustment	238
Balance at September 30, 2009	$162,198

4.                                      LONG-TERM DEBT

Long-term debt consists of the following:

	September 30,	June 30,
	2009	2009
	(in 000s)
Term loan facility	$200,000	$206,250
Related party debt (see Note 5)	2,800	2,800
Other, generally unsecured	51	37
Long-term debt	202,851	209,087
Less current maturities	(37,851)	(35,337)
Long-term debt, net of current maturities	$165,000	$173,750

On September 29, 2008, the Company entered into a $225.0 million term loan and a $75.0 million revolving credit facility (collectively, the “Credit Facility”). The Credit Facility matures in September 2012. The Company has the option to request an increase in the size of the term loan and/or revolving credit facility by up to $50.0 million in the aggregate provided that certain conditions are met. The proceeds from the Credit Facility and cash-on-hand of $14.6 million were used to repay the then existing bank term loans totaling $289.6 million. The Company also used cash-on-hand to pay for transaction fees and expenses totaling $10.7 million, which are being amortized to interest expense over the term of the Credit Facility.

As of September 30, 2009, there was approximately $75.0 million of undrawn availability under the revolving credit facility. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit.

The interest rate on the Credit Facility is subject to a leverage-based pricing grid. If the Company’s leverage ratio, as defined under the Credit Facility, is greater than 1.5, the interest rate will be LIBOR plus a margin of 3.25%; if the leverage ratio is between 1.0 and 1.5, the interest rate will be LIBOR plus a margin of 3.00%; and if the leverage ratio is below 1.0, the interest rate will be LIBOR plus a margin of 2.75%. In December 2008, the Company entered into a floating-to-fixed interest rate swap, as discussed below, fixing the interest rate of the term loan at 1.89% plus the applicable margin (2.75% at September 30, 2009) for the remaining term.

The term loan requires quarterly principal reductions of $6.25 million during the first year, $8.75 million during the second year and $11.25 million during each of the third and fourth years of the agreement, with a balloon payment due at maturity in September 2012. The Credit Facility is collateralized by substantially all of the Company’s domestic property and is guaranteed by each of the Company’s domestic subsidiaries, excluding any noncontrolling interests, and is secured by a pledge agreement.

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

The Company was in compliance with all of the Credit Facility covenants as of September 30, 2009.

The Company’s related party debt, which totaled approximately $2.8 million as of September 30, 2009 and June 30, 2009, consists primarily of the debt owed to the former principals of Sierra Design Group (“SDG”). See Note 5, Related Party Transactions.

Interest Rate Swap Agreement

In December 2008, the Company entered into a floating-to-fixed interest rate swap agreement with an original notional value of $218.8 million and a maturity date of September 26, 2012. This interest rate swap serves to fix the floating LIBOR based debt under the term loan to fixed rate debt at an interest rate of 1.89% plus the applicable margin to manage the risk exposure to interest rate fluctuations.

The Company has documented and designated this interest rate swap as a cash flow hedge. Based on the assessment of effectiveness using statistical regression, the Company determined that the interest rate swap is effective. Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed each fiscal quarter using the hypothetical derivative method. As the interest rate swap qualifies as a cash flow hedge, the Company adjusts the cash flow hedge on a quarterly basis to its fair value with a corresponding offset to accumulated OCI. The interest rate swap has been and is expected to remain highly effective for the life of the hedge. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. Any ineffectiveness is reclassified from accumulated other comprehensive income to other income (expense). As of September 30, 2009, the Company had no ineffectiveness on its cash flow hedge. Amounts related to the swap expected to be reclassified from other comprehensive income to interest expense in the next twelve months total $2.5 million.

Additional information on the Company’s interest rate swap is as follows:

Interest Rate Swaps	Balance Sheet Location	Fair Value (in 000s)	Location of Offsetting Balance
Cash flow hedge—$200.0 million LIBOR based debt	Accrued Liabilities	$1,294	Accumulated other comprehensive income (loss)

5.             RELATED PARTY TRANSACTIONS

In connection with the previous acquisition of SDG, the consideration paid included subordinated debt issued to the former principals of SDG. Certain of the former principals are now employees of the Company. The subordinated debt totaled $2.8 million, all of which was included in current maturities, at both September 30, 2009 and June 30, 2009.

The notes payable to the former principals of SDG are payable in annual installments plus interest at LIBOR plus 2% through calendar year 2009 (3.12% as of September 30, 2009). At the Company’s discretion, the principal and accrued interest thereon can be paid in cash, or can be converted into shares of the Company’s common stock using the average stock price for the 20 business days prior to the delivery of such shares.

The Company leases a warehouse and office facility from an entity owned by a former officer of the Company. Rental payments totaled $120,000 for both the three months ended September 30, 2009 and 2008.

6.             SHARE-BASED COMPENSATION

Employee Stock Purchase Plan

In February 2008, the Company’s stockholders approved the 2008 Employee Stock Purchase Plan (the “2008 ESPP Plan”). The 2008 ESPP Plan provides that eligible employees are able to contribute up to 10% of their eligible earnings towards the quarterly purchase of the Company’s common stock. The employee’s purchase price is equal to 85% of the fair market value. During the three months ended September 30, 2009 and 2008, employees purchased 13,114 shares and 10,314 shares of common stock for approximately $0.5 million and $0.3 million, respectively, under the 2008 ESPP Plan.

Share-Based Award Plans

Stock option activity as of and for the three months ended September 30, 2009 is summarized below:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)	(per share)	(years)	(in 000s)
Balance outstanding as of June 30, 2009	6,903	$17.96		$85,222
Granted	98	34.73
Exercised	(722)	12.73
Forfeited or expired	(14)	31.12
Balance outstanding as of September 30, 2009	6,265	$18.79	5.32	$123,226
Exercisable as of September 30, 2009	4,848	$17.32	5.06	$102,413

Restricted stock and RSU activity as of and for the three months ended September 30, 2009 is summarized below:

	Restricted Stock	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
	(in 000s)	(per share)	(years)	(in 000s)
Balance outstanding as of June 30, 2009	310	$30.42	623	$17.71
Granted	48	34.85	42	38.98
Vested	(15)	17.65	—	—
Forfeited or expired	—	—	—	—
Balance outstanding as of September 30, 2009	343	$31.61	665	$19.06
Vested as of September 30, 2009			545	$16.57

Share-Based Compensation

The following table presents share-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,
	2009	2008
	(in 000s)
Selling, general and administrative	$2,641	$2,895
Research and development	819	626
Cost of gaming equipment and systems and operations	39	37
Share-based compensation expense before tax	3,499	3,558
Income tax benefit	1,225	1,245
Net share-based compensation expense	$2,274	$2,313

As of September 30, 2009, there was $12.4 million of total unrecognized compensation expense related to the unvested portion of stock options which will be recognized over the subsequent 1.78 years. In addition, as of September 30, 2009, there was $9.5 million of total unrecognized compensation expense related to the unvested portion of restricted stock and RSUs which will be recognized over the subsequent 1.66 years.

7.             STOCKHOLDERS’ EQUITY, WARRANTS AND RIGHTS

Warrants

The Company issued 100,000 stock purchase warrants in February 2004 in connection with an acquisition. The strike price of the warrant is $24.69 with a term of seven years. During the three months ended September 30, 2009, 30,269 stock purchase warrants were exercised for the first time and converted into 11,753 shares of the Company’s common stock. The exercises were cashless and net shares were issued for the difference between the strike price of the warrant and the market value of the Company’s common stock upon exercise.

Share Repurchase Plan

On January 28, 1999, the Company’s Board of Directors approved a share repurchase plan under which, subject to price and market conditions, purchases of shares can be made from time to time in the open market or in privately negotiated transactions using available cash. The Company’s share repurchase limit set on August 12, 2008 under its existing share repurchase plan was $100 million.

During the three months ended September 30, 2009 and 2008, the Company repurchased 392,151 shares and 326,000 shares of common stock for $15.2 million and $11.0 million, respectively, under the share repurchase plan. As of September 30, 2009, $46.5 million is available to be repurchased under the share repurchase plan in future periods.

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

To date, there have been four series of Special Stock authorized for issuance: the Initial Series, the Series B, the Series E and the Series F. In June 1996, the Company issued shares of Series E Special Stock to certain holders of the Company’s 7 1/2% Convertible Subordinated Debentures (which were retired in 1996) who elected to receive such stock in lieu of receiving common stock. The holders of shares of Series E Special Stock have no voting rights except as required by law. A total of 115 shares of Series E Special Stock remain outstanding. No other shares of Special Stock remain outstanding.

8.             INCOME TAXES

The provision for income taxes for interim periods is based on the current estimate of the annual effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and is adjusted as necessary for quarterly events. The effective income tax rate was approximately 35% and 36% for the three months ended September 30, 2009 and 2008, respectively. The lower rate in fiscal 2010 predominantly reflects the reinstatement of the research and development tax credit which had not been in effect for the three months ended September 30, 2008 and which is currently set to expire again on December 31, 2009.

The Internal Revenue Service (“IRS”) commenced examination of the Company’s United States federal income tax returns for 2003 through 2005 in the fourth quarter of 2006. Throughout the examination, the IRS has proposed, and management has agreed to, certain adjustments related to the open tax years that have been recorded in the income tax provision. In January 2009, the IRS completed its field examination of the open tax years and issued a Revenue Agent’s Report (“RAR”). Also in January 2009, the Company paid $3.4 million in tax and $1.2 million in interest to the IRS to settle certain agreed adjustments. The Company filed a formal protest regarding certain unagreed adjustments and the case was assigned to the IRS Laguna Niguel Appeals Office in August 2009. If successful in defending the Company’s position, it would result in a reduction to unrecognized tax benefits and a corresponding reduction of income tax provisions of approximately $4.8 million, excluding interest. If the IRS were to prevail in full, it would result in additional income tax provisions of approximately $5.4 million, plus interest, for the tax years through 2005. No date has been set for the opening conference with the IRS Appeals Officer as of the date of this filing.

It is reasonably possible that within the next twelve months the Company will resolve some of the matters presently under consideration with the IRS which may increase or decrease unrecognized tax benefits for the open tax years. However, an estimate of such increase or decrease cannot reasonably be made.

As of September 30, 2009, the Company has $17.3 million related to uncertain tax positions, excluding related accrued interest and penalties, $15.5 million of which, if recognized, would impact the effective tax rate. As of September 30, 2009, the Company has $5.3 million accrued for the payment of interest and penalties.

9.             COMMITMENTS AND CONTINGENCIES

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, or other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company has not recorded any loss accruals for these contingencies unless otherwise noted below.

On December 7, 2004, IGT filed a patent infringement lawsuit against the Company in the United States District Court for the District of Nevada. The complaint asserted that the Company’s wheel-based games, such as Monte Carlo™, Lucky Wheel™ and Cash For Life™, its games with a reel in the top box, such as Bonus Frenzy™, and its iVIEW™ products infringed on patents held by IGT, and sought injunctive relief and damages in unspecified amounts. As part of the defense, the Company asserted counterclaims seeking damages and other relief against IGT, including claims that IGT’s patents were invalid, unenforceable and not infringed, as well as several claims that IGT engaged in anti-competitive conduct in violation of state and federal antitrust laws. In October 2008, the court granted the Company’s motions for summary judgment, ruling that IGT’s two “wheel” patents and a touch-screen player-tracking patent were invalid; that even if the patents were valid, the Company’s wheel-based games at issue would not infringe; and that certain of its iVIEW products do not infringe the two asserted player-tracking patents. The court also found issues of material fact regarding IGT’s alleged inequitable conduct before the U.S. Patent and Trademark Office and denied IGT’s motions to dismiss those claims, leaving them for trial. However, the court postponed the trial until after IGT has appealed the court’s summary judgments on patent infringement and validility. IGT appealed, and on October 22, 2009, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s decision in its entirety.

In April 2006, IGT filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware. The complaint asserted that the Company’s Bally Power Bonusing™ products infringe patents held by IGT, and sought injunctive relief and damages in unspecified amounts. Of the nine patents and 200 claims originally filed in the case by IGT, all but three patents and eight claims have been dismissed. On April 28, 2009, the District Court issued an order finding that the Company’s Power Promotions, Power Bank, and SDS/CMP Power Winners products do not infringe IGT’s patents. The court also found that the Company’s ACSC Power Winners and ACSC Power Reward products infringe some patent claims asserted by IGT, but not others. Appeals by both parties are expected. In the meantime, the Company has undertaken technical changes to ensure non-infringement for the two products partially in question. The Company does not believe that potential infringement damages, if any, would be material to its financial position as the revenues from these two products to date have not been material.

In September 2006, the Company filed a patent infringement lawsuit against IGT in the United States District Court for the District of Nevada. The complaint asserted that certain of IGT’s bonus wheel games infringe a patent held by the Company, and sought injunctive relief and damages. IGT filed an answer generally denying the claims and filed a motion for summary judgment which was granted in September 2008 declaring the wheel patent “obvious” and therefore invalid. On October 22, 2009, the Federal Appeals Court affirmed the District Court’s decision.

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

Certain expenses related to Company-wide initiatives are managed at the corporate level and are not allocated to either operating segment. The accounting policies of these segments are consistent with the Company’s policies for the unaudited consolidated condensed financial statements.

	Three Months Ended September 30,
	2009	2008
	(in 000s)
Revenues:
Gaming Equipment and Systems
Gaming Equipment	$62,003	$107,240
Gaming Operations	71,309	67,776
Systems	54,018	52,334
	187,330	227,350
Casino Operations	9,155	10,048
Total revenues	$196,485	$237,398

Gross Margin(1):
Gaming Equipment and Systems
Gaming Equipment	$29,494	$47,344
Gaming Operations	52,218	47,216
Systems	36,155	35,408
	117,867	129,968
Casino Operations	5,290	5,693
Total gross margin	$123,157	$135,661

Operating income:
Gaming Equipment and Systems	$52,020	$59,105
Casino Operations	2,548	2,887
Corporate	(3,653)	(8,515)
Total operating income	$50,915	$53,477

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

The Company has operations based primarily in the United States as well as significant sales and distribution offices based in Europe, and other foreign locations, including South America. The table below presents information as to the Company’s revenues and operating income by geographic region which is determined by country of destination:

	Three Months Ended September 30,
	2009	2008
	(in 000s)
Revenues:
United States and Canada	$161,006	$203,240
International	35,479	34,158
Total revenues	$196,485	$237,398

Operating income:
United States and Canada	$41,378	$45,850
International	9,537	7,627
Total operating income	$50,915	$53,477

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin this section with a summary of our key operating business divisions as of September 30, 2009. The overview is followed by a detailed analysis of our results of operations and our financial condition and liquidity as of and for the three months ended September 30, 2009 and 2008. References to “we,” “our,” “us,” or the “Company” refer to Bally Technologies, Inc. and its subsidiaries.

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

Although we believe the expectations reflected in any forward looking statements are reasonable, readers are cautioned that forward looking statements involve known and unknown risks and uncertainties, are not guarantees of future performance and that actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied by such forward looking statements. These differences can arise as a result of the risks described in Item 1A, Risk Factors included in on our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (the “2009 10-K”), as well as other factors such as the impact of competition, the impact of any prolonged downturn in the economy or the financial markets, our ability to service debt, product development, foreign operations, dependence on key personnel, the ability to integrate future acquisitions, regulation by gaming authorities, the outcome of pending litigation matters, gaming taxes, market risks and the potential adverse effects to our financial condition, results of operations or prospects.

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

We report our revenue and income in two reportable segments: the Bally Gaming Equipment and Systems segment, which includes our Gaming Equipment, Gaming Operations and Systems divisions, and our Casino Operations segment. Our total revenues were $196.5 million and $237.4 million for the three months ended September 30, 2009 and 2008, respectively. Revenue from our Bally Gaming Equipment and Systems segment represented approximately 95% and 96% of our total revenues for the three months ended September 30, 2009 and 2008, respectively.

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

We are currently operating in a challenging economic environment and the combination of economic uncertainty, lower demand for replacement products and reduced opportunities from new or expanded markets has negatively impacted our consolidated results. The gaming sector was negatively impacted by lower consumer spending and limited resources available to fund capital projects. The replacement cycle for gaming machines in North America continues to be sluggish, but we are cautiously optimistic that gaming operators’ replacement game buying demand will begin to improve in calendar 2010. In fiscal year 2010, we have or will be releasing significantly more games than last year along with a new cabinet and operating system. During the three months ended September 30, 2009 and 2008, we sold 2,418 and 5,199 new gaming devices in the United States and Canada, respectively. The adverse affects of this sluggish demand for game sales on our revenues is partially offset by the performance of gaming operations, our systems business, and our continued expansion into international markets during the period. International revenues were $35.5 million and $34.2 million for the three months ended September 30, 2009 and 2008, respectively.

Despite the challenging economic conditions, we have experienced continued strength in Gaming Operations and Systems revenues during the period. Gaming Operations revenues were $71.3 million and $67.8 million during the three months ended September 30, 2009 and 2008, respectively. Revenues were higher than in the prior periods due primarily to the continued performance of existing and new premium game units and expansion in our centrally determined business. Gaming operations margins improved due to better management of our capital, more strategic placements and supply chain efficiencies. In addition, we experienced significant growth in the installed base of our centrally determined systems which increased by approximately 5,435 units over September 30, 2008 due primarily to increased placements, especially in the Class II and centrally determined markets. We have just released, or will soon release, some new products including our new spinning-wheel game, Cash Wheel™, our all new Digital Tower Series platform, which includes 55555 Jackpot™, Fireball™, and our Jumbo and DualVision™ cabinets. We continue to focus our efforts on the introduction of new and innovative games and cabinets both for our video and stepper platforms.

Systems revenues were $54.0 million and $52.3 million for the three months ended September 30, 2009 and 2008, respectively. Maintenance revenue increased 10% in the three months ended September 30, 2009, when compared to the same period in the prior year as a result of an increased install base of customers on our systems. For systems, the new SDS® Version 11, which runs on both Unix and Windows off the same code base, our iVIEW Display Manager™, and our Power Bonusing products are generating positive interest. We just released our Version 11.0 systems products, and the initial installations have been well received. In October 2009, a large resort and casino in southern California signed an agreement with the Company to provide up to 5,000 iVIEW Display Manager controllers. Over the last few years, we have continued our focus on the basics of enterprise software development, delivery, customer support and services discipline, on improving core products, providing quality upgrade options for our customers, and increasing customer satisfaction levels through better service and support which are all serving us well in these difficult economic times.

There have been several recent developments fueled by the economic situation which we believe will benefit us in the long term. Domestically, we are focused on the new opportunities including the potential expansion of gaming in Ohio, Illinois, Kansas, Iowa, Maryland, Massachusetts, and New Hampshire. The breadth and timing of such opportunities remains uncertain due to the political process in these jurisdictions as well as the difficult credit environment facing our customers and the risk of continued economic uncertainty. We are also engaged in expanding our position in Mexico as it moves to Class III gaming, as well as opportunities in the Italian and Australian markets. Further, as we continue to grow and become a strong player in Asia, opportunities are anticipated to arise in that region which would enable us to expand internationally.

Net cash provided by operating activities was $39.9 million and $25.2 million during the three months ended September 30, 2009 and 2008, respectively. Cash flow from operations increased 59% for the three months ended September 30, 2009, when compared to the same period last year reflecting improved operating results and cash flow management. Since September 30, 2008, we have also reduced our debt by $85.9 million, including paying down the revolving line of credit to zero.

Revenues from the Rainbow Casino decreased in the three months ended September 30, 2009 to $9.2 million from $10.0 million in the three months ended September 30, 2008. This decrease reflects the impact of competition from a new casino that opened in late October 2008, other nearby expansions, and the current challenging economic environment.

Management continuously monitors and reviews its selling, general and administrative expenses in comparison to revenues. Selling, general and administrative expenses were 23.9% of revenues and declined as a percentage of revenue during the three months ended September 30, 2009, when compared to 24.1% during the same period in the prior year.

Results of Operations

Our results of operations are summarized below:

	Overall Consolidated Operating Results Three Months Ended September 30,
	2009	% Rev	2008	% Rev

Revenues	$196.5	100%	$237.4	100%
Selling, general and administrative	46.9	24%	57.2	24%
Research and development costs	19.5	10%	19.9	8%
Depreciation and amortization	5.8	3%	5.1	2%
Operating income	50.9	26%	53.5	23%
Net income attributable to Bally Technologies, Inc.	$30.6	16%	$30.3	13%

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

The summary financial results and operating statistics for Bally Gaming Equipment and Systems are as follows:

	Three Months Ended September 30,
	2009	% Rev	2008	% Rev
	(dollars in millions)
Revenues:
Gaming Equipment	$62.0	33%	$107.3	47%
Gaming Operations	71.3	38%	67.8	30%
Systems	54.0	29%	52.3	23%
Total revenues	$187.3	100%	$227.4	100%

Gross Margin:
Gaming Equipment(1)	$29.5	48%	$47.4	44%
Gaming Operations	52.2	73%	47.2	70%
Systems(1)(2)	36.2	67%	35.4	68%
Total gross margin	$117.9	63%	$130.0	57%

Selling, general and administrative(2)	$41.6	22%	$46.9	21%
Research and development costs	19.5	10%	19.9	9%
Depreciation and amortization	4.8	3%	4.1	2%
Operating income	$52.0	28%	$59.1	26%

(1)          Gross Margin from Gaming Equipment and Systems excludes amortization related to certain intangibles including core technology and license rights, which are included in depreciation and amortization.

(2)          Certain costs of system sales previously included in selling, general and administrative expenses have been reclassified in the prior year to conform to the current year presentation.

	Three Months Ended September 30,
	2009	2008
Operating Statistics
New gaming devices	3,936	6,598
Original Equipment Manufacturer (“OEM”) units	—	465
New unit Average Selling Price (“ASP”)	$14,115	$14,062

End of period installed base:
Gaming monitoring units installed base	361,000	314,000
Systems managed cashless games	311,000	282,000

Wide-area progressive	1,028	1,001
Local-area progressive	33	248
Total linked progressive systems	1,061	1,249

Rental and daily-fee games	12,389	13,089
Video lottery systems	7,911	8,122
Centrally determined systems	48,958	43,523	(1)

(1)          Daily fee revenue from approximately 7,844 units included in the centrally determined systems end of period installed base total as of September 30, 2008 was deferred based upon the completion of certain contractual commitments necessary to recognize the revenue under our revenue recognition policy.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Total revenues for our Bally Gaming Equipment and Systems segment decreased $40.1 million, or 18%, in the three months ended September 30, 2009, when compared to the same period last year, as a result of the following:

Gaming Equipment Revenue. Gaming Equipment revenue decreased by $45.3 million, or 42%, to approximately $62.0 million primarily as a result of a 40% decrease in new gaming device sales to 3,936 units in the three months ended September 30, 2009, when compared to 6,598 units in the same period last year. In addition, during three months ended September 30, 2008, we sold 465 OEM units. ASP increased to $14,115 in the three months ended September 30, 2009 compared to $14,062 in the same period last year. The increase in ASP was driven by sales of premium cabinets.

Gaming Equipment Gross Margin. Gaming Equipment gross margin increased to 48% in the three months ended September 30, 2009 from 44%, in the same period last year, primarily as a result of a decrease in inventory write-downs of $2.2 million and a decrease in material costs during the same period.

Gaming Operations Revenue. Gaming Operations revenue increased $3.5 million, or 5%, to approximately $71.3 million in the three months ended September 30, 2009, when compared to the same period last year, primarily as a result of an increase in participation, rental and license revenue. The improvement in participation and rental revenue was primarily from our installed base of devices connected to our centrally determined systems (Class II, Video Lottery and iVIEW network) that increased 12.5% from 43,523 units as of September 30, 2008 to 48,958 units as of September 30, 2009 primarily due to units added in Alabama as well as the recognition of previously deferred units in Florida. The improvement in license revenue was primarily from Washington.

Gaming Operations Gross Margin. Gross margin increased to 73% in the three months ended September 30, 2009 from 70%, in the same period last year, primarily as a result of the increases in participation, rental and license revenue which had little associated variable costs. Cost of gaming operations decreased $1.5 million, or 7%, in the three months ended September 30, 2009, when compared to the same period last year, due primarily to a reduction in rental costs, gaming taxes, parts costs and royalty expense.

Systems Revenue. Systems revenue increased $1.7 million, or 3%, to approximately $54.0 million in the three months ended September 30, 2009 when compared to the same period last year primarily as a result of higher maintenance and service revenue as well as the continued acceptance of our products, including our iVIEW player-communication network, Business Intelligence, SDS for Windows, and suite of bonusing products. Maintenance and service revenue increased $1.2 and $0.6 million, respectively, in the three months ended September 30, 2009, when compared to the same period last year, as a result of the increased install base of customers on our systems.

Systems Gross Margin. Systems gross margin decreased to 67% in the three months ended September 30, 2009 from 68%, in the same period last year, primarily as a result of an increase in parts and freight expense associated with several large go-lives during the current quarter.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $5.3 million, or 11%, in the three months ended September 30, 2009, when compared to the same period last year, due primarily to decreases in salaries and related expenses, consulting fees and legal fees. The decrease in salaries and related expenses was primarily due to a decrease in commissions and bonus expense with the reduction in revenue. The decrease in consulting expense was due to a companywide initiative to reduce the amount of outside consulting work and convert individuals to full time positions only where necessary. The decrease in legal fees was due to a reduction in litigation during the same period.

Research and Development Costs. Research and development costs decreased $0.4 million, or 2%, in the three months ended September 30, 2009, when compared to the same period last year. The Company remains focused on its technology assets due to the competitive landscape that requires a continual investment in future generations of gaming products and systems.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.7 million, or 17%, in the three months ended September 30, 2009, when compared to same period last year, primarily as a result of additions of property and equipment and leased gaming equipment year over year and certain core technology assets acquired late in the first quarter of fiscal 2009 amortizing during the current period.

Casino Operations

Our Rainbow Casino is one of five casinos currently operating in the Vicksburg, Mississippi market. Our casino draws customers primarily from within a 75-mile radius surrounding Vicksburg which includes Jackson, Mississippi. The summary of our financial results and operating statistics for our Casino Operations is as follows:

	Three Months Ended September 30,
	2009	% Rev	2008	% Rev
	(dollars in millions)
Revenue	$9.2	100%	$10.0	100%

Selling, general and administrative	$1.8	20%	$2.1	21%
Depreciation and amortization	$1.0	11%	$0.7	7%
Operating income	$2.5	27%	$2.9	29%

Operating statistics:
Average number of gaming devices	805		832
Average number of table games	6		10

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Casino Operations.  Revenue decreased by 8% for the three months ended September 30, 2009 when compared to the same period last year due primarily to increased competition from the opening of a competitor’s expansion project in the fourth quarter of fiscal 2008. In addition, a downturn in the economy reduced patronage during the quarter. The Mississippi River counties reported a 10% decline in gaming revenues during the three months ended September 30, 2009, when compared to the same period last year. In addition, there was a 3% reduction in the average number of gaming devices at our property and a 40% reduction in the average number of table games during the three months ended September 30, 2009, when compared to the same period last year. The reduction in gaming devices was primarily due to the removal of certain unprofitable games. The reduction in table games had a minimal effect on revenue because they were seldom opened due to lack of demand.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.3 million, or 14%, for the three months ended September 30, 2009, when compared to the same period last year, due primarily to a decrease in advertising and promotional expenditures during the period.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $0.3 million, or 43%, for the three months ended September 30, 2009, when compared to the same period last year, as a result of the increase in the number of newer slot machines deployed during the period.

Parent Company

The summary financial results of Bally Technologies, Inc., our parent entity, are set forth below. These results also include certain other income and expenses that are otherwise not allocated to a specific business segment.

	Three Months Ended September 30,
	2009	2008
	(dollars in millions)
General and administrative	$3.6	$8.2
Depreciation and amortization	0.0	0.3
Operating loss	$3.6	$8.5

Other income (expense)
Interest income	$0.7	$1.2
Interest expense	(3.3)	(5.1)
Other, net	0.1	(2.6)
Total other expense	$(2.5)	$(6.5)

Income tax expense	$(17.0)	$(17.1)
Net income (loss) attributable to noncontrolling interests	$0.7	$(0.5)

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

General and Administrative Expenses. General and administrative expenses decreased $4.6 million, or 56%, in the three months ended September 30, 2009, when compared to the same period last year, primarily as a result of a decrease in accounting fees of $2.8 million and a decrease in legal fees of $1.7 million during the same period.

Other Income (Expense). Other expense decreased $4.0 million, or 62%, in the three months ended September 30, 2009, when compared to the same period last year. Other expense decreased primarily due to the write-off of previously capitalized debt issuance costs of $0.8 million upon the financing of the Company’s new term loan and revolving credit facility in the prior year quarter and a decrease in losses incurred on foreign currency transactions as a result of the weakening U.S. dollar. Interest expense decreased $1.8 million primarily due to a reduction in both the principal balance and the interest rate on the term loan which decreased from 5.80% in three months ended September 30, 2008 to 4.64% in the same period this year.

Income Tax Expense.  The effective income tax rate for the three months ended September 30, 2009 and 2008 was 35% and 36%, respectively. At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate, as necessary.

Net income (loss) attributable to noncontrolling interests. Net income (loss) attributable to noncontrolling interests increased in the three months ended September 30, 2009, when compared to the same period last year, due primarily to an increase in net earnings from certain noncontrolling interests.

Financial Condition and Liquidity

Working Capital

	September 30,	June 30,	Increase (decrease)
	2009	2009	Amount	%
	(in 000s)
Cash and cash equivalents	$84,867	$64,598	$20,269	31%

Total long-term debt, including current maturities	$202,851	$209,087	$(6,236)	(3)%

Total current assets	$433,780	$423,639	$10,141	2%
Total current liabilities	171,867	178,050	(6,183)	(3)%
Net working capital	$261,913	$245,589	$16,324	7%

As of September 30, 2009 and June 30, 2009, we had $84.9 million and $64.6 million, respectively, in consolidated cash and cash equivalents which included approximately $3.2 million and $3.1 million, respectively, of cash utilized in our Casino Operations segment that is held in vaults, cages or change banks. Pursuant to various state gaming regulations, certain cash accounts are maintained to ensure availability of funds to pay wide-area progressive jackpot awards in installments rather than in one lump-sum. At September 30, 2009 and June 30, 2009, these accounts had an aggregate value of approximately $9.6 million and $9.1 million, respectively, which are classified as restricted cash in our unaudited condensed consolidated balance sheets.  In addition, we purchase U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive winnings in annual or weekly installment payments. These securities are included in restricted long-term investments in the accompanying unaudited condensed consolidated balance sheets, and totaled $12.7 million and $12.1 million as of September 30, 2009 and June 30, 2009, respectively.

Our net working capital increased $16.3 million in the three months ended September 30, 2009, when compared to the same period last year, and was primarily affected by a $20.3 million increase in cash and cash equivalents (see Cash Flow Summary) and by the following components:

•                  A decrease of $16.4 million in prepaid and refundable income tax due to the receipt of a refund and the use of prepayments for the current quarter’s estimated tax;

•                  An increase of $6.5 million in current accounts and notes receivable due primarily to certain new systems contracts and international sales during the period;

•                  A decrease of $5.8 million in current deferred revenue, offset by a $2.8 million decrease in current deferred cost of revenue, due to the recognition of previously deferred sales and related costs in accordance with our revenue recognition policy;

•                  A decrease of $4.1 million in accounts payable and accrued liabilities due primarily to reductions in accounting and legal fees and inventory expenditures. Inventory expenditures have declined due to improved processes in managing cash, including the implementation of purchasing and inventory controls; and

•                  An increase of $2.5 million in current maturities of long-term debt due primarily to the increase in quarterly note payments from  $6.25 million to $8.75 million beginning in December 2009, offset by reductions in capital lease obligations which were paid in full in April 2009.

On September 29, 2008, we entered into a $225.0 million term loan and a $75.0 million revolving credit facility (collectively, the “Credit Facility”). We also have the option to request an increase in the size of the term loan and/or revolving Credit Facility by up to $50.0 million in the aggregate provided that certain conditions are met. The proceeds from the Credit Facility and cash on hand of $14.6 million were used to repay the then existing bank term loans totaling $289.6 million. The Company used cash-on-hand to pay for transaction fees and expenses totaling $10.7 million which are being amortized over the term of the Credit Facility.

As of September 30, 2009, there was approximately $75.0 million of undrawn availability under the revolving credit facility. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit.

The interest rate on the Credit Facility is subject to a leverage based pricing grid. If our leverage ratio, as defined under the Credit Facility, is greater than 1.5, the interest rate will be LIBOR plus a margin of 3.25%; if the leverage ratio is between 1.0 and 1.5, the interest rate will be LIBOR plus a margin of 3.00%; and if the leverage ratio is below 1.0, the interest rate will be LIBOR plus a margin of 2.75%. In December 2008, we entered into a floating-to-fixed interest rate swap to fix the floating LIBOR based debt under the term loan to fixed rate debt at an interest rate of 1.89% plus an applicable margin (2.75%, as of September 30, 2009) for the remaining term.

The term loan requires quarterly principal reductions of $6.25 million during the first year, $8.75 million during the second year and $11.25 million during each of the third and fourth years of the agreement, with a balloon payment due at maturity in September 2012. The Credit Facility matures in September 2012. The Credit Facility is collateralized by substantially all of our domestic property and is guaranteed by each of our domestic subsidiaries, excluding any noncontrolling interests, and is secured by a pledge agreement.

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

The financial covenants under the Credit Facility consist of a leverage ratio and a fixed charges coverage ratio. The leverage ratio is computed as total debt outstanding at the end of the quarter divided by the trailing twelve months Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), excluding certain cash and non-cash charges. The fixed charges coverage ratio is computed as EBITDA, adjusted for both the trailing twelve months capital expenditures and cash taxes paid, divided by the trailing twelve months interest charges plus all payments of principal made during the previous twelve months. We were in compliance with all of the covenants under the Credit Facility as of September 30, 2009.

Management believes that cash flows from current operating activities will provide us with sufficient capital resources and liquidity to operate our business for at least the next 12 months.

At September 30, 2009, we had no material commitments for capital expenditures.

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

Cash flows provided by operating activities were $39.9 million in the three months ended September 30, 2009 as compared to $25.2 million in the same period last year, a $14.7 million improvement primarily due to the positive impact from a $13.6 million net increase in changes in operating assets and liabilities during the same period. The net increase in changes in operating assets and liabilities included a reduction in prepaid and refundable income tax and income tax payable of $20.2 million for an income tax refund and the use of prepaid taxes for our quarterly tax payment.

Cash utilized for investing activities is primarily for additions to property, plant and equipment for purchases of furniture, fixtures, office and gaming equipment, improvements in leaseholds and the manufacture of goods for lease or rental, as well as investments in technology assets. During the three months ended September 30, 2009, we made capital expenditures of $3.5 million. In addition, we purchased $1.5 million in intangible assets and advanced $5.0 million to a customer during the same period.

Cash utilized for financing activities is primarily for the payment of capitalized debt financing fees and principal payments on our debt, as well as for the purchase of shares of our common stock. We made payments of $6.3 million on our notes payable during the three months ended September 30, 2009. We also purchased 392,151 shares of our common stock for $15.2 million under our share repurchase plan and paid employee payroll taxes of $0.2 million with the swap of 4,575 shares of common stock during the same period.

Cash provided by financing activities is primarily from proceeds from the exercise of stock options and purchases of stock by employees under our Employee Stock Purchase Plan (“ESPP”). During the three months ended September 30, 2009, employees exercised options for 722,587 shares of common stock for $9.2 million and purchased 13,114 shares of common stock for $0.4 million under our ESPP.

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2009 10-K. With exception to revenue recognition which is discussed below, there were no material changes to those policies during the three months ended September 30, 2009.

Recently adopted accounting pronouncements — Revenue recognition

ASU No. 2009-13 replaces and significantly changes the existing separation criteria for multiple-deliverable revenue arrangements, by eliminating the criterion for objective and reliable evidence of fair value for the undelivered products or services to determine a unit of accounting. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet both of the following criteria:

•                  The delivered items have value to the customer on a standalone basis. The item or items have value on a standalone basis if they are sold separately by any vendor or the customer could resell the delivered item(s) on a standalone basis; and

•                  If the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor.

ASU No 2009-13 also eliminates the use of the residual method of allocation and requires, instead, that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price (i.e., the relative selling price method). When applying the relative selling price method, a hierarchy is used for estimating the selling price based first on vendor-specific objective evidence (“VSOE”), then third-party evidence (“TPE”) and finally management’s estimate of the selling price (“ESP”).

ASU No. 2009-14 amends the scope of software revenue recognition to exclude all tangible products containing both software and nonsoftware components that function together to deliver the product’s essential funtionality. As a result, certain products that were previously accounted for under the scope of software revenue recognition guidance will no longer be accounted for as software. Prior to July 1, 2009, we determined our gaming devices included software that was “more than incidental” to the product as a whole; accordingly, the sale of gaming devices were accounted for under the scope of software revenue recognition guidance. Application of the new guidance resulted in our determination that gaming devices no longer fall under the scope of software revenue recognition guidance. Under the new guidance, which applies to new or modified arrangements, revenue related to systems arrangements that contain software and nonsoftware deliverables, will require an allocation of the arrangement fee to the separate deliverables using the relative selling price method.  Revenue for the software deliverables will continue to be recognized under the software revenue recognition guidance, while revenue for the nonsoftware deliverables will no longer be accounted for under the software revenue recognition guidance.

The impact of applying the new accounting guidance to new or materially modified arrangements entered into since July 1, 2009, did not have a material effect on revenue recognized for the three months ended September 30, 2009. The impact on future periods is dependent upon the prevalence of multiple deliverable arrangements whereby a combination of gaming devices, hardware, software, maintenance and product support fees and consulting services are sold under one arrangement and the software license is time-based. Under such arrangements, all revenue was previously recognized ratably over the term of the time-based license as we were unable to establish VSOE of fair value for the software maintenance and product support, which runs contemporaneously with the license period. Under the new guidance, revenue from non-software elements delivered under such multiple deliverable arrangements will no longer be deferred if VSOE of fair value does not exist for an undelivered element. Rather, the revenue allocated to the non-software elements using the relative selling price method would be recognized upon delivery and customer acceptance, and only the revenue allocated to the software elements will be deferred and recognized over the term of the time-based license.

In allocating the arrangement fees to separate deliverables under the new accounting guidance, we used VSOE of selling price for gaming devices, maintenance and professional services; a combination of TPE and ESP for hardware, and ESP for system software deliverables.  ESP for system software was determined based upon our normal and discounting pricing practices.

Other Recently Issued Accounting Pronouncements

For a description of other recently issued accounting pronouncements, see Note 1 to the unaudited condensed consolidated financial statements, Summary of Significant Accounting Policies.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of September 30, 2009, we had total debt outstanding of approximately $202.9 million, consisting primarily of $200.0 million outstanding under our term loan, $2.8 million in related party debt, and $0.1 million in other debt. See Note 4 to unaudited condensed consolidated financial statements, Long-Term Debt. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in the 2009 10-K, to which there were no material changes during the period covered by this Quarterly Report on Form 10-Q.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.

Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

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

Changes in Internal Control Over Financial Reporting during the Quarter Ended September 30, 2009

Although we update our internal controls as necessary to accommodate any modifications to our business processes and accounting procedures as part of our normal operations, there were no changes in our internal control over financial reporting that occurred in the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.

LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 9 to the unaudited condensed consolidated financial statements, Commitments and Contingencies, which is incorporated by reference in response to this item.

ITEM 1A.	RISK FACTORS

The Company is subject to risks and uncertainties that could cause our actual results to differ materially from the expectations expressed in the forward looking statements. Factors that could cause our actual results to differ from expectations are described under “Item 1A. Risk Factors” in the 2009 10-K, to which there were no material changes during the period covered by this Quarterly Report on Form 10-Q.

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

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (Per Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs
July 1 - July 31, 2009	—	—	—	$61,724,603
August 1 — August 31, 2009	19,200	39.91	19,200	$60,958,333
September 1 - September 30, 2009	372,951	$38.81	372,951	$46,483,028
Total	392,151	$38.87	392,151

ITEM 6.	EXHIBITS

Exhibits	Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALLY TECHNOLOGIES, INC.		Date: November 4, 2009

By	/s/Richard Haddrill
Richard Haddrill
President and Chief Executive Officer
(Principal Executive Officer)

By	/s/Robert C. Caller
Robert C. Caller
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)