Form 10-Q
period 2009-12-31
BALLY TECHNOLOGIES, INC.
filed 2010-02-03
CIK 2491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

The number of shares of Common Stock, $0.10 par value, outstanding as of February 1, 2010, was 55,222,000 which do not include 3,673,000 shares held in treasury.

PART I

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2009	June 30, 2009
	(in 000s, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$71,315	$64,598
Restricted cash	7,587	9,076
Accounts and notes receivable, net of allowances for doubtful accounts of $9,165 and $8,939	212,778	174,698
Inventories	43,692	52,942
Prepaid and refundable income tax	31,416	43,756
Deferred income tax assets	38,800	36,114
Deferred cost of revenue	17,990	21,906
Prepaid assets	12,772	7,531
Other current assets	5,452	13,018
Total current assets	441,802	423,639
Restricted long-term investments	12,304	12,097
Long-term receivables	23,447	9,826
Property, plant and equipment, net of accumulated depreciation of $69,846 and $64,113	74,330	76,889
Leased gaming equipment, net of accumulated depreciation of $137,743 and $117,638	88,697	95,012
Goodwill	162,085	161,960
Intangible assets, net	36,721	32,198
Deferred income tax assets	15,380	15,373
Long-term deferred cost of revenue	35,997	41,615
Other assets, net	10,504	12,273
Total assets	$901,267	$880,882
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,328	$20,574
Accrued liabilities	37,066	47,405
Customer deposits	9,226	10,375
Jackpot liabilities	10,825	12,266
Deferred revenue	43,091	49,122
Income tax payable	2,005	2,971
Current maturities of long-term debt	37,547	35,337
Total current liabilities	161,088	178,050
Long-term debt, net of current maturities	153,750	173,750
Long-term deferred revenue	50,341	60,464
Other income tax liability	19,842	22,072
Other liabilities	8,418	7,797
Total liabilities	393,439	442,133
Commitments and contingencies (Note 9)
Stockholders’ equity:
Special stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 115 shares issued and outstanding	12	12
Common stock, $.10 par value; 100,000,000 shares authorized; 58,606,000 and 57,091,000 shares issued and 55,028,000 and 54,312,000 outstanding	5,854	5,703
Treasury stock at cost, 3,578,000 and 2,779,000 shares	(96,148)	(64,727)
Additional paid-in capital	366,479	330,465
Accumulated other comprehensive loss	(470)	(770)
Retained earnings	229,500	165,623
Total Bally Technologies, Inc. stockholders’ equity	505,227	436,306
Noncontrolling interests	2,601	2,443
Total stockholders’ equity	507,828	438,749
Total liabilities and stockholders’ equity	$901,267	$880,882

See accompanying notes to unaudited condensed consolidated financial statements.

 BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
	(in 000s, except per share amounts)
Revenues:
Gaming equipment and systems	$136,395	$157,241	$252,416	$316,815
Gaming operations	68,578	66,407	139,887	134,183
Casino operations	8,500	9,646	17,655	19,694
	213,473	233,294	409,958	470,692
Costs and expenses:
Cost of gaming equipment and systems (1)	53,803	65,710	104,175	142,532
Cost of gaming operations	20,898	20,999	39,989	41,559
Direct cost of casino operations	3,624	4,320	7,489	8,675
Selling, general and administrative	55,552	58,027	102,499	115,234
Research and development costs	19,571	19,331	39,042	39,202
Depreciation and amortization	5,653	5,458	11,477	10,564
	159,101	173,845	304,671	357,766
Operating income	54,372	59,449	105,287	112,926

Other income (expense):
Interest income	685	947	1,330	2,103
Interest expense	(3,252)	(6,188)	(6,538)	(11,281)
Other, net	(1,096)	(1,664)	(968)	(4,230)

Income before income taxes	50,709	52,544	99,111	99,518
Income tax expense	(17,106)	(18,670)	(34,151)	(35,807)
Net income	33,603	33,874	64,960	63,711
Less net income (loss) attributable to noncontrolling interests	350	310	1,083	(157)

Net income attributable to Bally Technologies, Inc.	$33,253	$33,564	$63,877	$63,868

Basic and diluted earnings per share:
Basic earnings attributable to Bally Technologies, Inc. per share	$0.61	$0.62	$1.17	$1.17
Diluted earnings attributable to Bally Technologies, Inc. per share	$0.58	$0.59	$1.11	$1.11

Weighted average shares outstanding:
Basic	54,518	54,419	54,393	54,745
Diluted	57,750	56,731	57,718	57,428

(1)	Cost of gaming equipment and systems exclude amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

	Common Stock		Series E Special	Treasury	Additional Paid-In	Accumulated Other Comprehensive Income (Deficit)	Retained	Noncontrolling	Total Stockholders’
	Shares	Dollars	Stock	Stock	Capital	(“OCI”)	Earnings	Interests	Equity
	(in 000s)
Balances at June 30, 2008	56,318	$5,626	$12	$(25,041)	$302,146	$1,268	$39,314	$1,782	$325,107
Net income (loss)	—	—	—	—	—	—	63,868	(157)	63,711
Foreign currency translation adjustment	—	—	—	—	—	(580)	—	—	(580)
Unrealized loss on derivative financial instruments	—	—	—	—	—	(680)	—	—	(680)
Total comprehensive income	—	—	—	—	—	—	—	—	$62,451
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(662)	(662)
Restricted stock issued	57	6	—	—	(6)	—	—	—	—
Receipt of stock from exercise of stock options and tax liability on restricted stock	—	—	—	(692)	—	—	—	—	(692)
Purchase of common stock for treasury	—	—	—	(27,035)	—	—	—	—	(27,035)
Share-based compensation		—	—	—	7,096	—	—	—	7,096
Shares issued upon exercise of stock options	394	39	—	—	7,224	—	—	—	7,263
Shares issued under ESPP plan	39	4	—	—	752	—	—	—	756
Tax benefit of employee stock option exercises	—	—	—	—	1,554	—	—	—	1,554
Balances at December 31, 2008	56,808	$5,675	$12	$(52,768)	$318,766	$8	$103,182	$963	$375,838

Balances at June 30, 2009	57,091	$5,703	$12	$(64,727)	$330,465	$(770)	$165,623	$2,443	$438,749
Net income	—	—	—	—	—	—	63,877	1,083	64,960
Foreign currency translation adjustment	—	—	—	—	—	1,231	—	—	1,231
Unrealized loss on derivative financial instruments	—	—	—	—	—	(931)	—	—	(931)
Total comprehensive income	—	—	—	—	—	—	—	—	$65,260
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(925)	(925)
Restricted stock issued and RSUs released	113	11	—	—	(11)	—	—	—	—
Receipt of stock from exercise of stock options and tax liability on restricted stock	—	—	—	(360)	—	—	—	—	(360)
Purchase of common stock for treasury	—	—	—	(31,061)	—	—	—	—	(31,061)
Shares issued upon exercise of warrants	14	2	—	—	(2)	—	—	—	—
Share-based compensation	—	—	—	—	7,131	—	—	—	7,131
Shares issued upon exercise of stock options	1,363	135	—	—	18,352	—	—	—	18,487
Shares issued under ESPP plan	25	3	—	—	866	—	—	—	869
Tax benefit of employee stock option exercises	—	—	—	—	9,678	—	—	—	9,678
Balances at December 31, 2009	58,606	$5,854	$12	$(96,148)	$366,479	$(470)	$229,500	$2,601	$507,828

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2009	2008
	(in 000s)
Cash flows from operating activities:
Net income	$64,960	$63,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,083	34,982
Share-based compensation	7,131	7,096
Amortization of deferred debt issuance costs	1,405	703
Income tax (benefit) expense	(4,541)	281
Provision for doubtful accounts	870	193
Write-off of debt issuance costs	—	786
Inventory and other asset write-downs	1,216	2,810
Excess tax benefit of stock option exercises	(9,047)	(565)
Other	786	2,825
Changes in operating assets and liabilities:
Accounts and notes receivable	(44,314)	19,357
Inventories	(12,572)	10,992
Prepaid and refundable income tax and income tax payable	21,052	(5,203)
Other current assets	2,317	(2,004)
Accounts payable	730	(15,028)
Accrued liabilities, customer deposits and jackpot liabilities	(12,027)	(27,174)
Deferred revenue and deferred cost of revenue	(6,619)	(20,246)
Net cash provided by operating activities	50,430	73,516

Cash flows from investing activities:
Capital expenditures	(6,491)	(14,016)
Restricted cash and investments	1,282	(2,844)
Financing arrangement with customers	(15,750)	—
Additions to other long-term assets	(2,006)	(4,095)
Net cash used in investing activities	(22,965)	(20,955)

Cash flows from financing activities:
Capitalized debt issuance costs	—	(10,728)
Pay-off of debt from refinancing	—	(14,553)
Reduction of long-term debt and capital leases	(17,813)	(9,233)
Distributions to noncontrolling interests	(925)	(662)
Purchase of treasury stock	(31,421)	(27,727)
Excess tax benefit of stock option exercises	9,047	565
Proceeds from exercise of stock options and employee stock purchases	19,356	8,019
Net cash used in financing activities	(21,756)	(54,319)

Effect of exchange rate changes on cash	1,008	(1,603)

Cash and cash equivalents:
Increase (decrease) for period	6,717	(3,361)
Balance, beginning of period	64,598	66,570
Balance, end of period	$71,315	$63,209

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information is related to the unaudited condensed consolidated statements of cash flows:

	Six Months Ended December 31,
	2009	2008
	(in 000s)
Cash paid for interest	$6,118	$15,963
Cash paid for income taxes, net of refunds	11,960	38,005

Non-cash investing and financing transactions:
Pay-off of debt from refinancing	$—	$275,000
Transfer of inventory to leased gaming equipment (1)	21,019	24,132
Reclassify property, plant and equipment to inventory (1)	2,451	6,767
Acquisition of Bally trademark	7,500	—
Accrual of capital expenditures	393	1,334

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

The Company has evaluated the financial statements for subsequent events occurring between the end of our most recent fiscal quarter and February 2, 2010, the date of filing of this Form 10-Q.

Expense classification

The classification of certain costs within the Unaudited Condensed Consolidated Statement of Operations for the three and six months ended December 31, 2008 has been corrected to conform to the current year presentation. The reclassification reflects certain costs of services associated with revenue presented in Cost of gaming equipment and systems of $1.5 million and $2.7 million for the three and six months ended December 31, 2008, respectively, that had previously been presented as a component of Selling, general and administrative expenses. This correction was not material to the previously issued financial statements and did not have any impact on income from continuing operations, earnings per share, retained earnings, or cash flows.

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

ASU No. 2009-13 replaces and significantly changes the existing separation criteria for multiple-deliverable revenue arrangements by eliminating the criterion for objective and reliable evidence of fair value for the undelivered products or services to determine a unit of accounting. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet both of the following criteria:

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

ASU No 2009-14 amends the scope of software revenue recognition to exclude all tangible products containing both software and nonsoftware components that function together to deliver the product’s essential functionality. As a result, certain products that were previously accounted for under the scope of software revenue recognition guidance are no longer accounted for as software. Prior to July 1, 2009, the Company determined its gaming devices included software that was “more than incidental” to the product as a whole; accordingly, the sales of gaming devices was accounted for under the scope of software revenue recognition guidance. Application of the new guidance resulted in the Company determining that gaming devices no longer fall under the scope of software revenue recognition guidance. Under the new guidance, which applies to new or modified arrangements since July 1, 2009, revenue related to systems arrangements that contain software and nonsoftware deliverables require an allocation of the arrangement fee to the separate deliverables using the relative selling price method. Revenue for the software deliverables continue to be recognized under the software revenue recognition guidance, while revenue for the nonsoftware deliverables, such as gaming devices and other hardware, are no longer accounted for under the software revenue recognition guidance.

The impact of applying the new accounting guidance to new or materially modified arrangements entered into since July 1, 2009, is as follows:

	Three Months Ended December 31, 2009		Six Months Ended December 31, 2009
	As Reported	Pro Forma Basis as if the Previous Accounting Guidance Were in Effect	As Reported	Pro Forma Basis as if the Previous Accounting Guidance Were in Effect
	(in 000s)
Revenues:
Gaming Equipment	$78,791	$73,314	$140,794	$133,649
Systems	57,604	56,754	111,622	110,772
Gaming equipment and systems	$136,395	$130,068	$252,416	$244,421

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

On July 1, 2009, the Company adopted new accounting guidance related to business combinations which clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use. This guidance requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. Future effects will be dependent upon acquisitions of defensive intangible assets, if any, at that time. In addition, there is new guidance for determining the useful life of a recognized intangible asset. This guidance is applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements are applied prospectively to all intangible assets recognized in financial statements. In addition, the new guidance requires that an acquiring entity recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions, requires the expense of acquisition costs, and also includes a substantial number of new disclosure requirements. The Company’s adoption of this guidance did not have a significant impact on the disclosures or the consolidated results of operations, financial position and cash flows for the three and six months ended December 31, 2009.

On July 1, 2009, the Company adopted new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this guidance requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. This guidance also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. The guidance also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The adoption of this statement did not have a material impact on the consolidated results of operations, financial position and cash flows, but did affect presentation and disclosure. As a result of the adoption, the Company reclassified noncontrolling interests in the amount of $2.4 million from minority interest to equity in the June 30, 2009 Unaudited Condensed Consolidated Balance Sheets and Statements of Stockholders’ Equity. Certain reclassifications to the Unaudited Condensed Consolidated Statements of Operations and Unaudited Condensed Consolidated Statements of Cash Flows have been made to prior period amounts to conform to the presentation of the current period. Recorded amounts for prior periods previously presented as Net income which are now presented as Net income attributable to Bally Technologies Incorporated, have not changed as a result of the adoption of this guidance.

On July 1, 2009, the Company adopted new accounting guidance requiring additional disclosures about fair value of financial instruments in interim and annual financial statements. The Company’s adoption of this guidance resulted in the disclosure of information about the fair value of financial instruments consistent with the disclosures in the Company’s most recent annual financial statements.

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts reflected in the accompanying unaudited condensed consolidated balance sheets for cash equivalents, accounts and notes receivable, investment to fund jackpot liabilities, accounts payable, jackpot liabilities and long-term debt approximate their respective fair values.

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

The Company’s only significant financial asset or liability measured at fair value on a recurring basis, excluding accrued interest components, consisted of a cash flow hedge related to a variable rate debt instrument as of December 31, 2009 (which is included in accrued liabilities in the unaudited condensed consolidated balance sheets) as follows:

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Total
	(in 000s)
Liability:
Derivative financial instrument	$—	$1,040	$—

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

The impact of the cash flow hedge on the unaudited condensed consolidated financial statements is depicted below:

Fiscal 2010:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended	Six Months Ended	Location of Gain (Loss) Reclassified from Accumulated	Three Months Ended	Six Months Ended
Derivative in Cash Flow Hedging Relationship	December 31, 2009	December 31, 2009	OCI into Income (Effective Portion)	December 31, 2009	December 31, 2009
(in 000s)

Interest rate swap agreement	$(568)	$(2,798)	Interest expense	$(822)	$(1,503)

Fiscal 2009:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended	Six Months Ended	Location of Gain (Loss) Reclassified from Accumulated	Three Months Ended	Six Months Ended
Derivative in Cash Flow Hedging Relationship	December 31, 2008	December 31, 2008	OCI into Income (Effective Portion)	December 31, 2008	December 31, 2008
(in 000s)

Interest rate swap agreement	$(680)	$(680)	Interest expense	$—	$—

Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market. Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overhead. Inventories consist of the following:

	December 31, 2009	June 30, 2009
	(in 000s)
Raw materials	$34,726	$40,662
Work-in-process	1,007	1,432
Finished goods	7,959	10,848
Total	$43,692	$52,942

2.                                      EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities.

The following computation of basic and diluted earnings per share applicable to the Company’s common stock is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
	(in 000s, except per share amounts)
Net income attributable to Bally Technologies, Inc.	$33,253	$33,564	$63,877	$63,868
After tax interest expense on convertible debt	—	62	14	131
Diluted earnings attributable to Bally Technologies, Inc.	$33,253	$33,626	$63,891	$63,999

Weighted average common shares outstanding	54,518	54,419	54,393	54,745
Dilutive effect of:
Stock options, Restricted Stock Units (“RSU”) and restricted stock	3,206	2,038	3,257	2,436
Warrants	26	—	24	11
Convertible debt (1)	—	274	44	236
Weighted average diluted shares outstanding	57,750	56,731	57,718	57,428

Basic earnings attributable to Bally Technologies, Inc. per share	$0.61	$0.62	$1.17	$1.17
Diluted earnings attributable to Bally Technologies, Inc. per share	$0.58	$0.59	$1.11	$1.11

(1) The Company had certain related party debt outstanding which was convertible into common stock at the Company’s discretion. The related party debt was paid in full in December 2009. See Note 5 to unaudited condensed consolidated financial statements, Related Party Transactions.

Certain securities were excluded from the diluted per share calculation because their inclusion would be anti-dilutive. Such securities consist of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
	(in 000s)
Stock options, RSU and restricted stock	394	2,523	323	869
Warrants	—	100	—	—
	394	2,623	323	869

3.             GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

		December 31, 2009			June 30, 2009
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in 000s)
Computer software	3 - 9	$33,794	$(25,874)	$7,920	$27,488	$(19,083)	$8,405
License rights	3 - 5	3,764	(1,952)	1,812	2,117	(1,814)	303
Trademarks	5	2,203	(1,889)	314	2,203	(1,693)	510
Core technology	5 - 8	22,763	(8,465)	14,298	22,763	(6,585)	16,178
Contracts	10	10,043	(5,866)	4,177	10,043	(5,364)	4,679
Other intangibles	3 - 7	1,686	(986)	700	7,627	(5,504)	2,123
Total finite lived intangible assets		74,253	$(45,032)	$29,221	$72,241	$(40,043)	$32,198
Trademark	indefinite	7,500	—	7,500	—	—	—
Total		$81,753	$(45,032)	$36,721	$72,241	$(40,043)	$32,198

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

Total amortization expense related to finite lived intangible assets for the three months ended December 31, 2009 and 2008 was $2.5 million and $2.3 million, respectively, which included computer software amortization expense of $1.1 million and $1.0 million, respectively. Total amortization expense related to finite lived intangible assets for the six months ended December 31, 2009 and 2008 was $5.0 million and $4.5 million, respectively, which included computer software amortization expense of $2.3 million and $2.0 million, respectively. Future amortization of finite lived intangible assets is scheduled as follows:

Year Ended June 30,	(in 000s)
2010 (remaining six months of fiscal year)	$5,151
2011	8,519
2012	6,261
2013	5,170
2014	1,516
Thereafter	2,604
Total	$29,221

All goodwill is associated with the Gaming Equipment and Systems segment. The changes in the carrying amount of goodwill for the six months ended December 31, 2009, are as follows:

(in 000s)
Balance at June 30, 2009	$161,960
Foreign currency translation adjustment	125
Balance at December 31, 2009	$162,085

4.             LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,	June 30,
	2009	2009
	(in 000s)
Term loan facility	$191,250	$206,250
Related party debt (see Note 5)	—	2,800
Other, generally unsecured	47	37
Long-term debt	191,297	209,087
Less current maturities	(37,547)	(35,337)
Long-term debt, net of current maturities	$153,750	$173,750

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

As of December 31, 2009, there was approximately $75.0 million of undrawn availability under the revolving credit facility. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit.

The interest rate on the term loan is subject to a leverage-based pricing grid. If the Company’s leverage ratio, as defined under the term loan, is greater than 1.5, the interest rate will be LIBOR plus a margin of 3.25%; if the leverage ratio is between 1.0 and 1.5, the interest rate will be LIBOR plus a margin of 3.00%; and if the leverage ratio is below 1.0, the interest rate will be LIBOR plus a margin of 2.75%. In December 2008, the Company entered into a floating-to-fixed interest rate swap, as discussed below, fixing the interest rate of the term loan at 1.89% plus the applicable margin (2.75% at December 31, 2009) for the remaining term.

The term loan is in its second year and requires quarterly principal reductions of $8.75 million through September 30, 2010 and $11.25 million during each of the third and fourth years of the agreement, with a balloon payment due at maturity in September 2012. The Credit Facility is collateralized by substantially all of the Company’s domestic property and is guaranteed by each of the Company’s domestic subsidiaries, excluding any noncontrolling interests, and is secured by a pledge agreement.

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

The financial covenants under the Credit Facility consist of a leverage ratio and a fixed charges coverage ratio. The leverage ratio is computed as total debt outstanding at the end of the quarter divided by the trailing twelve months Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), excluding certain cash and non-cash charges. The fixed charges coverage ratio is computed as EBITDA, adjusted for both the trailing twelve months capital expenditures, share repurchases and cash taxes paid, divided by the trailing twelve months interest charges plus all payments of principal made during the previous twelve months.

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

The Company was in compliance with all of the Credit Facility covenants as of December 31, 2009.

The Company’s related party debt, which totaled approximately $2.8 million as of June 30, 2009, was paid in full during the quarter. It consisted of the debt owed to the former principals of Sierra Design Group (“SDG”). See Note 5, Related Party Transactions.

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

The Company has documented and designated this interest rate swap as a cash flow hedge. Based on the assessment of effectiveness using statistical regression, the Company determined that the interest rate swap is effective. Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed each fiscal quarter using the hypothetical derivative method. As the interest rate swap qualifies as a cash flow hedge, the Company adjusts the cash flow hedge on a quarterly basis to its fair value with a corresponding offset to accumulated OCI. The interest rate swap has been and is expected to remain highly effective for the life of the hedge. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. Any ineffectiveness is reclassified from accumulated other comprehensive income to other income (expense). As of December 31, 2009, the Company had no ineffectiveness on its cash flow hedge. Amounts related to the swap expected to be reclassified from other comprehensive income to interest expense in the next twelve months total $2.3 million.

Additional information on the Company’s interest rate swap is as follows:

Interest Rate Swaps	Balance Sheet Location	Fair Value (in 000s)	Location of Offsetting Balance
Cash flow hedge—$191.3 million LIBOR based debt	Accrued Liabilities	$1,040	Accumulated other comprehensive loss

5.             RELATED PARTY TRANSACTIONS

In connection with the acquisition of SDG, the consideration paid included subordinated debt issued to the former principals of SDG. Certain of the former principals are now employees of the Company. At the Company’s discretion, the principal and accrued interest thereon can be paid in cash, or can be converted into shares of the Company’s common stock using the average stock price for the 20 business days prior to the delivery of such shares. As of June 30, 2009, the subordinated debt totaled $2.8 million, all of which was included in current maturities. The subordinated debt was paid in full in December 2009.

6.             SHARE-BASED COMPENSATION

Employee Stock Purchase Plan

In February 2008, the Company’s stockholders approved the 2008 Employee Stock Purchase Plan (the “2008 ESPP Plan”). The 2008 ESPP Plan provides that eligible employees are able to contribute up to 10% of their eligible earnings towards the quarterly purchase of the Company’s common stock. The employee’s purchase price is equal to 85% of the fair market value on date of purchase. During the six months ended December 31, 2009 and 2008, employees purchased 24,935 shares and 39,305 shares of common stock for approximately $0.9 million and $0.8 million, respectively, under the 2008 ESPP Plan.

Share-Based Award Plans

Stock option activity as of and for the six months ended December 31, 2009 is summarized below:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)	(per share)	(years)	(in 000s)
Balance outstanding as of June 30, 2009	6,903	$17.96		$85,222
Granted	317	40.10
Exercised	(1,363)	13.57
Forfeited or expired	(38)	27.45
Balance outstanding as of December 31, 2009	5,819	$20.13	5.09	$123,679
Exercisable as of December 31, 2009	4,348	$17.92	4.76	$101,816

Restricted stock and RSU activity as of and for the six months ended December 31, 2009 is summarized below:

	Restricted Stock	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
	(in 000s)	(per share)	(years)	(in 000s)
Balance outstanding as of June 30, 2009	310	$30.42	623	$17.71
Granted	105	38.98	42	38.98
Released	(26)	21.38	(8)	41.60
Forfeited or expired	—	—	—	—
Balance outstanding as of December 31, 2009	389	$33.35	657	$18.77
Vested as of December 31, 2009			537	$16.18

Share-Based Compensation

The following table presents share-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
	(in 000s)
Selling, general and administrative	$2,818	$2,874	$5,459	$5,769
Research and development	777	633	1,596	1,259
Cost of gaming equipment and systems and operations	37	31	76	68
Share-based compensation expense before tax	3,632	3,538	7,131	7,096
Income tax benefit	1,271	1,239	2,496	2,484
Net share-based compensation expense	$2,361	$2,299	$4,635	$4,612

As of December 31, 2009, there was $14.6 million of total unrecognized compensation expense related to the unvested portion of stock options which will be recognized over the subsequent 1.90 years. In addition, as of December 31, 2009, there was $10.0 million of total unrecognized compensation expense related to the unvested portion of restricted stock and RSUs which will be recognized over the subsequent 1.70 years.

7.             STOCKHOLDERS’ EQUITY, WARRANTS AND RIGHTS

Warrants

The Company issued 100,000 stock purchase warrants in February 2004 in connection with an acquisition. The strike price of the warrant is $24.69 with a term of seven years. During the six months ended December 31, 2009, 36,710 stock purchase warrants were exercised and converted into 14,290 shares of the Company’s common stock. The exercises were cashless and net shares were issued for the difference between the strike price of the warrant and the market value of the Company’s common stock upon exercise.

Share Repurchase Plan

On January 28, 1999, the Company’s Board of Directors approved a share repurchase plan under which, subject to price and market conditions, purchases of shares could be made from time to time in the open market or in privately negotiated transactions using available cash. The Company’s share repurchase limit was set on August 12, 2008 under the existing share repurchase plan at $100 million. On December 2, 2009, the Board of Directors approved a new share repurchase plan to purchase up to $100 million of common stock effective January 1, 2010. The new plan replaced the Company’s existing $100 million share repurchase plan.

During the six months ended December 31, 2009 and 2008, the Company repurchased 793,869 shares and 1,066,000 shares of common stock for $31.1 million and $27.0 million, respectively, under the previous share repurchase plan. As of January 1, 2010, $100.0 million is available to be repurchased under the new share repurchase plan.

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

8.             INCOME TAXES

The provision for income taxes for interim periods is based on the current estimate of the annual effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any. The effective income tax rate was approximately 33.7% and 35.5% for the three months ended December 31, 2009 and 2008, respectively, and 34.5% and 36.0% for the six months ended December 31, 2009 and 2008, respectively. The lower rate in fiscal 2010 predominantly reflects changes in the forecasted geographical mix of taxable income for the fiscal year.

The Internal Revenue Service (“IRS”) is examining the Company’s United States federal income tax returns for 2003 through 2005. Throughout the examination, the IRS has proposed, and management has agreed to certain adjustments related to the open tax years that have been recorded in the income tax provision. In January 2009, the IRS completed its field examination of the open tax years and issued a Revenue Agent’s Report (“RAR”). Also in January 2009, the Company paid $3.4 million in tax and $1.2 million in interest to the IRS to settle certain agreed adjustments. The Company filed a formal protest regarding certain unagreed adjustments and the case was assigned to the IRS Appeals Office in August 2009. The opening conference with the IRS Appeals Officer is set for March 2010. If successful in defending the Company’s position, it would result in a reduction to unrecognized tax benefits and a corresponding reduction of income tax provisions of approximately $4.8 million, excluding interest. If the IRS were to prevail in full, it would result in additional income tax provisions of approximately $5.4 million, plus interest, for the tax years through 2005.

It is reasonably possible that within the next twelve months the Company will resolve some of the matters presently under consideration with the IRS which may increase or decrease unrecognized tax benefits for the open tax years. However, an estimate of such increase or decrease cannot reasonably be made.

As of December 31, 2009, the Company has accrued $17.1 million related to uncertain tax positions, excluding related accrued interest and penalties, $15.2 million of which, if recognized, would impact the effective tax rate. As of December 31, 2009, the Company has $5.4 million accrued for the payment of interest and penalties.

9.             COMMITMENTS AND CONTINGENCIES

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, or other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company has not recorded any loss accruals for these contingencies.

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

In April 2006, IGT filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware. The complaint asserted that the Company’s Bally Power Bonusing™ products infringe patents held by IGT, and sought injunctive relief and damages in unspecified amounts. Of the nine patents and 200 claims originally filed in the case by IGT, all but three patents and eight claims have been dismissed. On April 28, 2009, the District Court issued an order finding that the Company’s Power Promotions, Power Bank, and SDS/CMP Power Winners products do not infringe IGT’s patents. The court also found that the Company’s ACSC Power Winners and ACSC Power Reward products infringe some patent claims asserted by IGT, but not others. Appeals by both parties are expected. In the meantime, the Company has undertaken technical changes to ensure non-infringement for the two products partially in question, and on December 22, 2009, the court denied IGT’s motion for a permanent injunction against the products. The Company does not believe that potential infringement damages, if any, would be material to its financial position as the revenues from these two products to date have not been material.

In September 2006, the Company filed a patent infringement lawsuit against IGT in the United States District Court for the District of Nevada. The complaint asserted that certain of IGT’s bonus wheel games infringe a patent held by the Company, and sought injunctive relief and damages. IGT filed an answer generally denying the claims and filed a motion for summary judgment which was granted in September 2008 declaring the wheel patent “obvious” and therefore invalid. On October 22, 2009, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s decision.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
	(in 000s)
Revenues:
Gaming Equipment and Systems
Gaming Equipment	$78,791	$101,335	$140,794	$208,575
Gaming Operations	68,578	66,407	139,887	134,183
Systems	57,604	55,906	111,622	108,240
	204,973	223,648	392,303	450,998
Casino Operations	8,500	9,646	17,655	19,694
Total revenues	$213,473	$233,294	$409,958	$470,692

Gross Margin(1):
Gaming Equipment and Systems
Gaming Equipment	$41,418	$49,944	$70,912	$97,288
Gaming Operations	47,680	45,408	99,898	92,624
Systems	41,174	41,587	77,329	76,995
	130,272	136,939	248,139	266,907
Casino Operations	4,876	5,326	10,166	11,019
Total gross margin	$135,148	$142,265	$258,305	$277,926

Operating income:
Gaming Equipment and Systems	$57,588	$62,697	$109,608	$121,802
Casino Operations	2,091	2,467	4,639	5,354
Corporate	(5,307)	(5,715)	(8,960)	(14,230)
Total operating income	$54,372	$59,449	$105,287	$112,926

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

The Company has operations based primarily in the United States as well as significant sales and distribution offices based in Europe, and other foreign locations, including South America. The table below presents information as to the Company’s revenues and operating income by geographic region which is determined by country of destination:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
	(in 000s)
Revenues:
United States and Canada	$173,700	$200,844	$334,706	$404,084
International	39,773	32,450	75,252	66,608
Total revenues	$213,473	$233,294	$409,958	$470,692

Operating income:
United States and Canada	$43,693	$52,551	$85,071	$98,401
International	10,679	6,898	20,216	14,525
Total operating income	$54,372	$59,449	$105,287	$112,926

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin this section with a summary of our key operating business divisions as of December 31, 2009. The overview is followed by a detailed analysis of our results of operations and our financial condition and liquidity as of and for the three and six months ended December 31, 2009 and 2008. References to “we,” “our,” “us,” or the “Company” refer to Bally Technologies, Inc. and its subsidiaries.

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

We report our revenue and income in two reportable segments: the Bally Gaming Equipment and Systems segment, which includes our Gaming Equipment, Gaming Operations and Systems divisions, and our Casino Operations segment. Our total revenues were $213.5 million and $233.3 million for the three months ended December 31, 2009 and 2008, respectively, and $410.0 million and $470.7 million for the six months ended December 31, 2009 and 2008, respectively. Revenue from our Bally Gaming Equipment and Systems segment represented approximately 96% of our total revenues for both the three and six months ended December 31, 2009 and 2008, respectively.

We review certain financial measures in assessing our financial condition and operating performance not only in connection with creating our forecasts and in making comparisons to financial results from prior periods, but also in making comparisons to our competitors’ financial results. We focus on fluctuations in revenue, cost and gross margin and also pay close attention to changes in consolidated operating income, net income, diluted earnings per share, adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, including asset charges and share-based compensation), cash flows from operations and free cash flow (cash flows from operating activities less capital expenditures) as they are key indicators of our success in growing our business. We also measure changes in selling, general and administrative (“SG&A”) expenses as a percent of revenue, which indicate management’s ability to control costs, as well as changes in research and development as a percent of revenue, which demonstrate investment in our technology assets. The measures listed above are not a comprehensive list of all factors considered by us in assessing our financial condition and operating performance, and we may consider other individual measures as required by trends and discrete events arising in a specific period, but they are the key indicators that we generally weigh most heavily from period to period.

We are currently operating in a challenging economic environment and the combination of economic uncertainty, lower demand for replacement products and reduced opportunities from new or expanded markets has negatively impacted our consolidated results. The gaming sector was negatively impacted by lower consumer spending and limited resources available to fund capital projects. The replacement cycle for gaming machines in North America continues to be sluggish, but we are cautiously optimistic that gaming operators’ replacement game buying demand will begin to improve in calendar 2010. In fiscal year 2010, we have or will be releasing new cabinets and a more advanced operating system which will drive better quality games. During the three months ended December 31, 2009 and 2008, we sold 3,342 and 4,889 new gaming devices in the United States and Canada, respectively, and during the six months ended December 31, 2009 and 2008, we sold 5,760 and 10,088 new gaming devices in the United States and Canada, respectively. The adverse affects of the sluggish demand for game sales on our revenues is partially offset by the performance of gaming operations, our systems business, and our continued expansion into international markets during the period. International revenues were $39.8 million and $32.5 million for the three months ended December 31, 2009 and 2008, respectively, and $75.3 million and $66.6 million for the six months ended December 31, 2009 and 2008, respectively.

Despite the challenging economic conditions, we have experienced continued strength in Gaming Operations and Systems revenues during the period. Gaming Operations revenues were $68.6 million and $66.4 million during the three months ended December 31, 2009 and 2008, respectively, and $139.9 million and $134.2 million for the six months ended December 31, 2009 and 2008, respectively. Revenues were higher than in the prior periods due primarily to the continued performance of existing and new premium game units and expansion in our centrally determined business. Gaming operations margins improved due to better management of our capital, more strategic placements and supply chain efficiencies. In addition, we experienced significant growth in the installed base of our centrally determined systems which increased by approximately 5,338 units over December 31, 2008 due primarily to increased placements, especially in the Class II and centrally determined markets. We recently released or are about to release some new products including our new spinning-wheel game, Cash Wheel™, including Hot Shots Cash Wheel™, our all new Digital Tower Series platform, which includes 77777 Jackpot™, Fireball™, Cash Spin, the first title using our U-Spin™ feature, and our Jumbo and DualVision™ cabinets. We continue to focus our efforts on the introduction of new and innovative games and cabinets both for our video and stepper platforms.

Systems revenues were $57.6 million and $55.9 million for the three months ended December 31, 2009 and 2008, respectively, and $111.6 million and $108.2 million for the six months ended December 31, 2009 and 2008, respectively. Maintenance revenue increased 20% in the three months ended December 31, 2009, and 15% in the six months ended December 31, 2009, when compared to the same periods in the prior year, as a result of an increased install base of customers on our systems. For systems, the new SDS® Version 11, which runs on both Unix and Windows off the same code base, our iVIEW Display Manager™, and our Power Bonusing products are generating positive interest. During fiscal 2010, we released Version 11.0 systems products, added new international contracts, and in October 2009, a large resort and casino in southern California signed an agreement with the Company to provide up to 5,000 iVIEW Display Manager controllers. Over the last few years, we continued our focus on the basics of enterprise software development, delivery, customer support and services discipline, on improving core products, providing quality upgrade options for our customers, and increasing customer satisfaction levels through better service and support which are all serving us well in these difficult economic times.

There have been several recent developments fueled by the economic situation that we believe will benefit us in the long term. Domestically, we are focused on new opportunities including the actual or potential expansion of gaming in Ohio, Illinois, Kansas, Iowa, Maryland, Massachusetts, and New Hampshire. The breadth and timing of such opportunities remains uncertain due to the legislative process in these jurisdictions, as well as the difficult credit environment facing our customers and the risk of continued economic uncertainty. We are also engaged in expanding our position in Mexico as it moves to Class III gaming, as well as opportunities in the Italian and Australian markets. Further, as we continue to grow and become a strong player in Asia, opportunities are anticipated to arise in that region which would enable us to expand internationally.

Net cash provided by operating activities was $50.4 million and $73.5 million during the six months ended December 31, 2009 and 2008, respectively. Cash flow from operations decreased 31% for the six months ended December 31, 2009, when compared to the same period last year. Each fiscal period had similar operating results, but the current fiscal period’s cash flow from operations was negatively impacted primarily by increases in accounts and notes receivable, when compared to the same period last year. Since December 31, 2008, we have also reduced our debt by $89.4 million, including paying down the revolving line of credit to zero.

For the three months ended December 31, 2009, revenues from the Rainbow Casino decreased to $8.5 million from $9.6 million in the same period last year, and for the six months ended December 31, 2009, revenue decreased to $17.7 million from $19.7 million in the same period last year. These decreases reflect the impact of competition from a new casino that opened in late October 2008, other nearby expansions, and the current challenging economic environment.

Management continuously monitors and reviews its SG&A expenses in comparison to revenues. SG&A expenses increased as a percentage of revenue to 26% and 25% during the three and six months ended December 31, 2009, respectively, when compared to 25% and 24% during the same periods in the prior year, respectively, due primarily to a $3.0 million insurance reimbursement recognized in the same period last year. The reimbursement was from claims for the 2005 U.S. Gulf Coast hurricanes, which destroyed or temporarily shut down our gaming operations in the region when our rental and daily fee games were destroyed in third party locations.

Results of Operations

Our results of operations are summarized below:

	Overall Consolidated Operating Results
	Three Months Ended December 31,				Six Months Ended December 31,
	2009	% Rev	2008	% Rev	2009	% Rev	2008	% Rev

Revenues	$213.5	100%	$233.3	100%	$410.0	100%	$470.7	100%
Selling, general and administrative	55.6	26%	58.0	25%	102.5	25%	115.2	24%
Research and development costs	19.5	9%	19.3	8%	39.0	10%	39.2	8%
Depreciation and amortization	5.7	3%	5.5	2%	11.5	3%	10.6	2%
Operating income	54.4	25%	59.4	25%	105.3	26%	112.9	24%
Net income attributable to Bally Technologies, Inc.	$33.3	16%	$33.6	14%	$63.9	16%	$63.9	14%

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

The summary financial results and operating statistics for Bally Gaming Equipment and Systems are as follows:

	Three Months Ended December 31,				Six Months Ended December 31,
	2009	%	2008	%	2009	%	2008	%
	(dollars in millions)
Revenues:
Gaming Equipment	$78.8	38%	$101.3	45%	$140.8	36%	$208.6	46%
Gaming Operations	68.6	34%	66.4	30%	139.9	36%	134.2	30%
Systems	57.6	28%	55.9	25%	111.6	28%	108.2	24%
Total revenues	$205.0	100%	$223.6	100%	$392.3	100%	$451.0	100%

Gross Margin:
Gaming Equipment (1)	$41.4	53%	$49.9	49%	$70.9	50%	$97.3	47%
Gaming Operations	47.7	70%	45.4	68%	99.9	71%	92.6	69%
Systems (1)(2)	41.1	72%	41.6	74%	77.3	69%	77.0	71%
Total gross margin	$130.2	64%	$136.9	61%	$248.1	63%	$266.9	59%

Selling, general and administrative(2)	$48.4	24%	$50.2	22%	$90.0	23%	$97.1	22%
Research and development costs	19.5	10%	19.3	9%	39.0	10%	39.2	9%
Depreciation and amortization	4.7	2%	4.7	2%	9.5	2%	8.8	2%
Operating income	$57.6	28%	$62.7	28%	$109.6	28%	$121.8	27%

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Operating Statistics
New gaming devices	4,997	6,099	8,933	12,697
Original Equipment Manufacturer (“OEM”) units	—	40	—	505
New unit Average Selling Price (“ASP”)	$14,289	$14,531	$14,213	$14,288

	As of December 31,
	2009	2008
End of period installed base:
Gaming monitoring units installed base	365,000	331,000
Systems managed cashless games	313,000	292,000

Wide-area progressive	957	992
Local-area progressive	24	227
Total linked progressive systems	981	1,219

Rental and daily-fee games	12,448	12,222
Lottery systems	7,809	8,003
Centrally determined systems	49,874	44,536

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

Total revenues for our Bally Gaming Equipment and Systems segment decreased $18.6 million, or 8%, in the three months ended December 31, 2009, when compared to the same period last year, as a result of the following:

Gaming Equipment Revenue. Gaming Equipment revenue decreased $22.5 million, or 22%, to approximately $78.8 million primarily as a result of an 18% decrease in new gaming device sales to 4,997 units in the three months ended December 31, 2009, when compared to 6,099 units in the same period last year. New gaming device sales decreased due to a continued sluggish North America replacement market and fewer new casino openings and expansions during this quarter as compared to the same period last year. ASP decreased to $14,289 in the three months ended December 31, 2009 compared to $14,531 in the same period last year. The 2% decrease in ASP was driven by the mix of new products sold in the comparative periods.

Gaming Equipment Gross Margin. Gaming Equipment gross margin increased to 53% in the three months ended December 31, 2009 from 49%, in the same period last year, primarily as a result of improved purchasing and manufacturing efficiencies. In addition, royalty expense decreased $1.9 million in the three months ended December 31, 2009 when compared to the same period last year, due to a reduction in fees associated with unit sales and game conversions with third party titles.

Gaming Operations Revenue. Gaming Operations revenue increased $2.2 million, or 3%, to approximately $68.6 million in the three months ended December 31, 2009, when compared to the same period last year, primarily as a result of an increase in participation, rental and license revenue, offset by a decrease in wide-area progressive revenue. The improvement in participation and rental revenue was primarily due to an increase in premium revenue units and from our installed base of devices connected to our centrally determined systems (Class II, Video Lottery and iVIEW network) that increased 12% from 44,536 units as of December 31, 2008 to 49,874 units as of December 31, 2009. The improvement in license revenue was predominately from Washington.

Gaming Operations Gross Margin. Gross margin increased to 70% in the three months ended December 31, 2009 from 68%, in the same period last year, primarily as a result of the increases in participation, rental and license revenue which had little associated variable costs. In addition, there was a decrease in progressive jackpot expense and royalty expense during the same period.

Systems Revenue. Systems revenue increased $1.7 million, or 3%, to approximately $57.6 million in the three months ended December 31, 2009 when compared to the same period last year primarily as a result of higher maintenance revenue in the current period. Maintenance revenue increased $2.4 million, or 20%, in the three months ended December 31, 2009, when compared to the same period last year, as a result of the increased install base of customers on our systems.

Systems Gross Margin. Systems gross margin decreased to 72% in the three months ended December 31, 2009 from 74%, in the same period last year, primarily as a result of a change in the mix of products sold in the comparative periods.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.8 million, or 4%, in the three months ended December 31, 2009, when compared to the same period last year, due primarily to a decrease in consulting and legal fees offset by an increase in insurance expense due to a $3.0 million insurance reimbursement recognized in the same period last year. The reimbursement was from claims for the 2005 U.S. Gulf Coast hurricanes which destroyed or temporarily shut down our gaming operations in the region when our rental and daily fee games were destroyed in third party locations.  Consulting fees decreased due to a companywide initiative to reduce external consulting and convert individuals to full time positions only where necessary. Legal fees decreased due to a reduction in services provided during the same period.

Research and Development Costs. Research and development costs increased $0.2 million, or 1%, in the three months ended December 31, 2009, when compared to the same period last year. The Company remains focused on its technology assets due to the competitive landscape that requires a continual investment in future generations of gaming products and systems.

Depreciation and Amortization Expense. Depreciation and amortization expense was $4.7 million in both the three months ended December 31, 2009 and 2008.

Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008

Total revenues for our Bally Gaming Equipment and Systems segment decreased $58.7 million, or 13%, in the six months ended December 31, 2009, when compared to the same period last year, as a result of the following:

Gaming Equipment Revenue. Gaming Equipment revenue decreased by $67.8 million, or 32%, to approximately $140.8 million primarily as a result of a 30% decrease in new gaming device sales to 8,933 units in the six months ended December 31, 2009, when compared to 12,697 units in the same period last year. New gaming device sales decreased due to a continued sluggish North America replacement market and fewer new casino openings and expansions during this period as compared to the same period in the prior year. In addition, during the six months ended December 31, 2008, we sold 505 OEM units. ASP decreased less than 1% to $14,213 in the six months ended December 31, 2009 compared to $14,288 in the same period last year. The decrease in ASP was driven by the mix of new products sold in the comparative periods.

Gaming Equipment Gross Margin. Gaming Equipment gross margin increased to 50% in the six months ended December 31, 2009 from 47%, in the same period last year, primarily as a result of improved purchasing and manufacturing efficiencies. In addition, royalty expense decreased $3.7 million in the six months ended December 31, 2009 when compared to the same period last year, due to a reduction in fees associated with unit sales and game conversions with third party titles. There was also a $1.4 million decrease in inventory write-downs during the period as a result of improved material planning efforts and a concentrated effort to convert or rework slower moving inventory, when compared to the same period last year.

Gaming Operations Revenue. Gaming Operations revenue increased $5.7 million, or 4%, to approximately $139.9 million in the six months ended December 31, 2009, when compared to the same period last year, primarily as a result of an increase in participation and license revenue. The improvement in participation revenue was primarily due to an increase in premium revenue units and from our installed base of devices connected to our centrally determined systems (Class II, Video Lottery and iVIEW network) that increased 12% from 44,536 units as of December 31, 2008 to 49,874 units as of December 31, 2009. The improvement in license revenue was predominately from Washington.

Gaming Operations Gross Margin. Gross margin increased to 71% in the six months ended December 31, 2009 from 69%, in the same period last year, primarily as a result of the increases in participation and license revenue which had little associated variable costs.

Systems Revenue. Systems revenue increased $3.4 million, or 3%, to approximately $111.6 million in the six months ended December 31, 2009, when compared to the same period last year, primarily as a result of higher maintenance revenue in the current period. Maintenance revenue increased $3.6 million, or 15%, in the six months ended December 31, 2009, when compared to the same period last year, as a result of the increased install base of customers on our systems.

Systems Gross Margin. Systems gross margin decreased to 69% in the six months ended December 31, 2009 from 71%, in the same period last year, primarily as a result of an increase in discounts and a change in the mix of products sold in the comparative periods.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $7.1 million, or 7%, in the six months ended December 31, 2009, when compared to the same period last year, due primarily to decreases in consulting and legal fees offset by an increase in insurance expense due primarily to a $3.0 million insurance reimbursement recognized in the same period last year. The reimbursement was from claims for the 2005 U.S. Gulf Coast hurricanes which destroyed or temporarily shut down our gaming operations in the region when our rental and daily fee games were destroyed in third party locations.  The decrease in consulting expense was due to a companywide initiative to reduce external consulting and convert individuals to full time positions only where necessary. Legal fees decreased due to a reduction in services provided during the same period.

Research and Development Costs. Research and development costs decreased $0.2 million in the six months ended December 31, 2009, when compared to the same period last year. The Company remains focused on its technology assets due to the competitive landscape that requires a continual investment in future generations of gaming products and systems.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.7 million, or 8%, in the six months ended December 31, 2009, when compared to same period last year, primarily as a result of additions of core technology assets, property and equipment and leased gaming equipment year over year.

Casino Operations

Our Rainbow Casino is one of five casinos currently operating in the Vicksburg, Mississippi market. Our casino draws customers primarily from within a 75-mile radius surrounding Vicksburg, which includes Jackson, Mississippi. The summary of our financial results and operating statistics for our Casino Operations is as follows:

	Three Months Ended December 31,				Six Months Ended December 31,
	2009	% Rev	2008	% Rev	2009	% Rev	2008	% Rev
	(dollars in millions)
Revenue	$8.5	100%	$9.7	100%	$17.7	100%	$19.7	100%

Selling, general and administrative	$1.8	21%	$2.1	22%	$3.6	20%	$4.2	21%
Depreciation and amortization	$0.9	11%	$0.8	8%	$1.9	11%	$1.5	8%
Operating income	$2.1	25%	$2.5	26%	$4.6	26%	$5.4	27%

Operating statistics:
Average number of gaming devices	807		799		806		808
Average number of table games	6		10		6		10

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

Casino Operations. Revenue decreased by $1.2 million, or 12%, for the three months ended December 31, 2009 when compared to the same period last year due primarily to increased competition and a continuing sluggish economy that reduced patronage during the quarter. The Mississippi River counties reported an 8% decline in gaming revenues during the three months ended December 31, 2009, when compared to the same period last year. In addition, there was a 40% reduction in the average number of table games at our property during the three months ended December 31, 2009, when compared to the same period last year. The reduction in table games had a minimal effect on revenue because they were seldom open due to lack of demand.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.3 million, or 14%, for the three months ended December 31, 2009, when compared to the same period last year, due primarily to a decrease in advertising expenditures during the period.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $0.1 million, or 13%, for the three months ended December 31, 2009, when compared to the same period last year, due primarily to the increase in the number of newer slot machines deployed during the period.

Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008

Casino Operations. Revenue decreased by $2.0 million, or 10%, for the six months ended December 31, 2009 when compared to the same period last year due primarily to increased competition and a continuing sluggish economy that reduced patronage during the period. The Mississippi River counties reported a 9% decline in gaming revenues during the six months ended December 31, 2009, when compared to the same period last year. In addition, there was a 40% reduction in the average number of table games at our property during the six months ended December 31, 2009, when compared to the same period last year. The reduction in table games had a minimal effect on revenue because they were seldom opened due to lack of demand.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.6 million, or 14%, for the six months ended December 31, 2009, when compared to the same period last year, due primarily to a decrease in payroll and related expenses and advertising expenditures during the period.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $0.4 million, or 27%, for the six months ended December 31, 2009, when compared to the same period last year, due primarily to the increase in the number of newer slot machines deployed during the period.

Parent Company

The summary financial results of Bally Technologies, Inc., our parent entity, are set forth below. These results also include certain other income and expenses that are otherwise not allocated to a specific business segment.

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
	(dollars in millions)
General and administrative	$5.3	$5.8	$8.9	$14.0
Depreciation and amortization	0.0	0.0	0.0	0.3
Operating loss	$5.3	$5.8	$8.9	$14.3

Other income (expense)
Interest income	$0.6	$0.9	$1.3	$2.1
Interest expense	(3.2)	(6.2)	(6.5)	(11.3)
Other, net	(1.1)	(1.6)	(1.0)	(4.2)
Total other expense	$(3.7)	$(6.9)	$(6.2)	$(13.4)

Income tax expense	$(17.1)	$(18.7)	$(34.1)	$(35.8)
Net income (loss) attributable to noncontrolling interests	$0.4	$0.3	$1.1	$(0.2)

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

General and Administrative Expenses. General and administrative expenses decreased $0.5 million, or 9%, in the three months ended December 31, 2009, when compared to the same period last year, primarily as a result of a decrease in accounting fees of $1.5 million offset by an increase in legal fees of $0.9 million during the same period.

Other Income (Expense). Other expense decreased $3.2 million, or 46%, in the three months ended December 31, 2009, when compared to the same period last year. Other expense decreased primarily due to a decrease in interest expense and a decrease in losses incurred on foreign currency transactions as a result of the weakening U.S. dollar during the same period. Interest expense decreased $3.0 million primarily due to a reduction in both the principal balance and the interest rate on the term loan which decreased from 7.30% in three months ended December 31, 2008 to 4.64% in the same period this year. In December 2008, we entered into a floating-to-fixed interest rate swap to fix the interest rate at 1.89% plus an applicable margin (2.75% at December 31, 2009) until the term loan’s maturity in September 2012.

Income Tax Expense. The effective income tax rate for the three months ended December 31, 2009 and 2008 was 33.7% and 35.5%, respectively. At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate, as necessary.

Net income (loss) attributable to noncontrolling interests. Net income attributable to noncontrolling interests increased in the three months ended December 31, 2009, when compared to the same period last year, due primarily to an increase in net earnings from certain noncontrolling interests.

Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008

General and Administrative Expenses. General and administrative expenses decreased $5.1 million, or 36%, in the six months ended December 31, 2009, when compared to the same period last year, primarily as a result of a decrease in accounting fees of $4.3 million and a decrease in legal fees of $0.8 million during the same period.

Other Income (Expense). Other expense decreased $7.2 million, or 54%, in the six months ended December 31, 2009, when compared to the same period last year. Other expense decreased primarily due to a decrease in interest expense, the write-off of previously capitalized debt issuance costs of $0.8 million in the prior period upon the financing of the Company’s new term loan and revolving credit facility, and a decrease in losses incurred on foreign currency transactions as a result of the weakening U.S. dollar. Interest expense decreased $4.8 million primarily due to a reduction in both the principal balance and the interest rate on the term loan which decreased from 7.30% in six months ended December 31, 2008 to 4.64% in the same period this year. In December 2008, we entered into a floating-to-fixed interest rate swap to fix the interest rate at 1.89% plus an applicable margin (2.75% as of December 31, 2009) until the term’s maturity in September 2012.

Income Tax Expense. The effective income tax rate for the six months ended December 31, 2009 and 2008 was 34.5% and 36.0%, respectively. At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate, as necessary.

Net income (loss) attributable to noncontrolling interests. Net income attributable to noncontrolling interests increased in the six months ended December 31, 2009, when compared to the same period last year, due primarily to an increase in net earnings from certain noncontrolling interests.

Financial Condition and Liquidity

Working Capital

	December 31,	June 30,	Increase (decrease)
	2009	2009	Amount	%
	(in 000s)
Cash and cash equivalents	$71,315	$64,598	$6,717	10%

Total long-term debt, including current maturities	$191,297	$209,087	$(17,790)	(9)%

Total current assets	$441,802	$423,639	$18,163	4%
Total current liabilities	161,088	178,050	(16,962)	(10)%
Net working capital	$280,714	$245,589	$35,125	14%

As of December 31, 2009 and June 30, 2009, we had $71.3 million and $64.6 million, respectively, in consolidated cash and cash equivalents, which included approximately $4.1 million and $3.1 million, respectively, of cash utilized in our Casino Operations segment that is held in vaults, cages or change banks. Pursuant to various state gaming regulations, certain cash accounts are maintained to ensure availability of funds to pay wide-area progressive jackpot awards in installments, rather than in one lump-sum. At December 31, 2009 and June 30, 2009, these accounts had an aggregate value of approximately $7.6 million and $9.1 million, respectively, which are classified as restricted cash in our unaudited condensed consolidated balance sheets. In addition, we purchase U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive winnings in annual or weekly installment payments. These securities are included in restricted long-term investments in the accompanying unaudited condensed consolidated balance sheets, and totaled $12.3 million and $12.1 million as of December 31, 2009 and June 30, 2009, respectively.

Our net working capital increased $35.1 million in the six months ended December 31, 2009, when compared to the same period last year, and was primarily affected by a $6.7 million increase in cash and cash equivalents (see Cash Flow Summary) and by the following components:

•                  An increase of $38.1 million in current accounts and notes receivable due primarily to certain new systems contracts and international sales during the period and an increase of $4.1 million in notes receivable for the current portion of customer loans made to customers;

•                  A decrease of $12.3 million in prepaid and refundable income tax due to tax refunds and the use of prior year overpayments for current year estimated taxes;

•                  A decrease of $12.2 million in accounts payable, accrued liabilities and jackpot liabilities due primarily to decrease in accounting and legal fees and inventory expenditures during the same period.

•                  A decrease of $9.3 million in inventories due primarily to a decline in expenditures due to improved processes in managing inventory, including the continuous improvement of purchasing and inventory controls;

•                  A decrease of $6.0 million in current deferred revenue, offset by a $3.9 million decrease in current deferred cost of revenue, due to the recognition of previously deferred sales and related costs in accordance with our revenue recognition policy; and

•                  An increase of $2.2 million in current maturities of long-term debt due primarily to the increase in quarterly principal payments from $6.25 million to $8.75 million beginning in December 2009 that increases to $11.25 million in December 2010, which was offset by decrease of $2.8 million in related party debt which was paid in full in December 2009.

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

As of December 31, 2009, there was approximately $75.0 million of undrawn availability under the revolving credit facility. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit.

The interest rate on the term loan is subject to a leverage based pricing grid. If our leverage ratio, as defined under the term loan, is greater than 1.5, the interest rate will be LIBOR plus a margin of 3.25%; if the leverage ratio is between 1.0 and 1.5, the interest rate will be LIBOR plus a margin of 3.00%; and if the leverage ratio is below 1.0, the interest rate will be LIBOR plus a margin of 2.75%. In December 2008, we entered into a floating-to-fixed interest rate swap to fix the floating LIBOR based debt under the term loan to fixed rate debt at an interest rate of 1.89% plus an applicable margin (2.75%, as of December 31, 2009) for the remaining term.

The term loan is in its second year and requires quarterly principal reductions of $8.75 million through September 30, 2010 and $11.25 million during each of the third and fourth years of the agreement, with a balloon payment due at maturity in September 2012. The Credit Facility is collateralized by substantially all of our domestic property and is guaranteed by each of our domestic subsidiaries, excluding any noncontrolling interests, and is secured by a pledge agreement.

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

The financial covenants under the Credit Facility consist of a leverage ratio and a fixed charges coverage ratio. The leverage ratio is computed as total debt outstanding at the end of the quarter divided by the trailing twelve months Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), excluding certain cash and non-cash charges. The fixed charges coverage ratio is computed as EBITDA, adjusted for both the trailing twelve months capital expenditures, share repurchases and cash taxes paid, divided by the trailing twelve months interest charges plus all payments of principal made during the previous twelve months. We were in compliance with all of the covenants under the Credit Facility as of December 31, 2009.

Management believes that cash flows from current operating activities will provide us with sufficient capital resources and liquidity to operate our business for at least the next 12 months.

At December 31, 2009, we had no material commitments for capital expenditures.

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

Cash flows provided by operating activities were $50.4 million in the six months ended December 31, 2009 as compared to $73.5 million in the same period last year, a $23.1 million decrease primarily due to the impact from a $12.1 million net decrease in changes in operating assets and liabilities and a $8.5 million increase in excess tax benefit of stock option exercises during the same period. The net decrease in changes in operating assets and liabilities was primarily due to an increase in accounts and notes receivable during the same period.

Cash utilized for investing activities is primarily for additions to property, plant and equipment for purchases of furniture, fixtures, office and gaming equipment, improvements in leaseholds and the manufacture of goods for lease or rental, financing arrangements with customers and investments in technology assets. During the six months ended December 31, 2009, we made capital expenditures of $6.5 million. In addition, we purchased $2.0 million in intangible assets and loaned $15.8 million to customers during the same period.

Cash utilized for financing activities is primarily for the payment of principal payments on our debt, distributions to noncontrolling interests, as well as for the purchase of shares of our common stock. We made payments of $17.8 million on our notes payable during the six months ended December 31, 2009. We also purchased 793,869 shares of our common stock for $31.0 million under our share repurchase plan.

Cash provided by financing activities is primarily from proceeds from the exercise of stock options and purchases of stock by employees under our Employee Stock Purchase Plan (“ESPP”) and excess tax benefits of stock option exercises. During the six months ended December 31, 2009, employees exercised options for 1,362,764 shares of common stock for $18.5 million and purchased 24,935 shares of common stock for $0.9 million under our ESPP.

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2009 10-K. With exception to revenue recognition which is discussed below, there were no material changes to those policies during the six months ended December 31, 2009.

Recently adopted accounting pronouncements — Revenue recognition

ASU No. 2009-13 replaces and significantly changes the existing separation criteria for multiple-deliverable revenue arrangements by eliminating the criterion for objective and reliable evidence of fair value for the undelivered products or services to determine a unit of accounting. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet both of the following criteria:

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

ASU No. 2009-14 amends the scope of software revenue recognition to exclude all tangible products containing both software and nonsoftware components that function together to deliver the product’s essential functionality. As a result, certain products that were previously accounted for under the scope of software revenue recognition guidance are no longer accounted for as software. Prior to July 1, 2009, we determined our gaming devices included software that was “more than incidental” to the product as a whole; accordingly, the sale of gaming devices were accounted for under the scope of software revenue recognition guidance. Application of the new guidance resulted in our determination that gaming devices no longer fall under the scope of software revenue recognition guidance. Under the new guidance, which applies to new or modified arrangements, revenue related to systems arrangements that contain software and nonsoftware deliverables require an allocation of the arrangement fee to the separate deliverables using the relative selling price method. Revenue for the software deliverables continue to be recognized under the software revenue recognition guidance, while revenue for the nonsoftware deliverables are no longer accounted for under the software revenue recognition guidance.

The impact of applying the new accounting guidance to new or materially modified arrangements entered into since July 1, 2009, is as follows:

	Three Months Ended December 31, 2009		Six Months Ended December 31, 2009
	As Reported	Pro Forma Basis as if the Previous Accounting Guidance Were in Effect	As Reported	Pro Forma Basis as if the Previous Accounting Guidance Were in Effect
	(in 000s)
Revenues:
Gaming Equipment	$78,791	$73,314	$140,794	$133,649
Systems	57,604	56,754	111,622	110,772
Gaming equipment and systems	$136,395	$130,068	$252,416	$244,421

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2009, we had total debt outstanding of approximately $191.3 million, consisting primarily of $191,250,000 outstanding under our term loan and $47,000 in other debt. See Note 4 to unaudited condensed consolidated financial statements, Long-Term Debt. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in the 2009 10-K, to which there were no material changes during the period covered by this Quarterly Report on Form 10-Q.

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

Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting during the Quarter Ended December 31, 2009

Although we update our internal controls as necessary to accommodate any modifications to our business processes and accounting procedures as part of our normal operations, there were no changes in our internal control over financial reporting that occurred in the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors approved a share repurchase plan under which, subject to price and market conditions, purchases of shares can be made from time to time in the open market or in privately negotiated transactions using available cash. On December 2, 2009, the Board of Directors approved a new share repurchase plan to purchase up to $100 million of common stock effective January 1, 2010. The new plan replaced the Company’s existing $100 million share repurchase plan under which Bally had repurchased approximately $69.3 million of common stock from August 12, 2008 through December 31, 2009.

Our quarterly share repurchases under the previous plan, excluding treasury shares acquired in non-cash transactions related to forfeited stock awards and shares exchanged for options exercised, were as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (Per Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs
October 1 - October 31, 2009				$46,483,028
	204,308	$36.71	204,308	$38,983,047
November 1 - November 30, 2009	113,000	$42.44	113,000	$34,187,845
December 1 — December 31, 2009	84,410	$41.75	84,410	$100,000,000
Total	401,718	$39.38	401,718

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of our stockholders during the Annual Meeting of Stockholders held on December 2, 2009:

1.               The election of one director for a term of three years:

Director	Shares For	Shares Withheld

David Robbins	35,296,699	14,549,510

2.               To approve the Company’s 2010 Long Term Incentive Plan, which amends and restates the Company’s Amended and Restated 2001 Long Term Incentive Plan to, among other things, allow for the grant of cash incentive bonuses and permit the grant of awards that are structured to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended:

Shares For	Shares Against	Abstain	Broker Non-Vote

33,191,568	16,625,064	29,577	—

3.               Ratification of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2010:

Shares For	Shares Against	Abstain	Broker Non-Vote

48,804,961	1,029,594	11,654	—

ITEM 6.                                                     EXHIBITS

Exhibits	Description

10.1*	Bally Technologies, Inc. 2010 Long Term Incentive Plan.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*              Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALLY TECHNOLOGIES, INC.		Date: February 2, 2010

By	/s/Richard Haddrill
Richard Haddrill
President and Chief Executive Officer
(Principal Executive Officer)

By	/s/Robert C. Caller
Robert C. Caller
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)