Form 10-Q
period 2010-03-31
BALLY TECHNOLOGIES, INC.
filed 2010-05-04
CIK 2491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of Common Stock, $0.10 par value, outstanding as of April 27, 2010, was 55,224,000 which do not include 3,915,000 shares held in treasury.

PART I

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	June 30, 2009
	(in 000s, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$75,993	$55,886
Restricted cash	7,278	9,076
Accounts and notes receivable, net of allowances for doubtful accounts of $10,103 and $8,897	219,143	174,653
Inventories	42,914	52,887
Prepaid and refundable income tax	35,216	43,756
Deferred income tax assets	37,301	35,802
Deferred cost of revenue	17,493	21,906
Prepaid assets	11,672	7,347
Assets held for sale	46,068	51,284
Other current assets	3,689	13,010
Total current assets	496,767	465,607
Restricted long-term investments	12,238	12,097
Long-term receivables, net of allowances for doubtful accounts of $5,169 and $0	30,222	9,826
Property, plant and equipment, net of accumulated depreciation of $49,269 and $43,777	31,147	33,410
Leased gaming equipment, net of accumulated depreciation of $145,775 and $117,638	79,333	95,012
Goodwill	161,700	161,960
Intangible assets, net	36,851	32,198
Deferred income tax assets	22,027	17,276
Long-term deferred cost of revenue	33,707	41,615
Other assets, net	11,202	11,881
Total assets	$915,194	$880,882
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,364	$19,864
Accrued liabilities	42,434	45,515
Customer deposits	10,164	10,375
Jackpot liabilities	10,240	12,171
Deferred revenue	42,040	49,122
Income tax payable	784	2,971
Liabilities related to assets held for sale	2,404	2,695
Current maturities of long-term debt	40,034	35,337
Total current liabilities	170,464	178,050
Long-term debt, net of current maturities	142,500	173,750
Long-term deferred revenue	45,501	60,464
Other income tax liability	19,885	22,072
Other liabilities	8,386	7,797
Total liabilities	386,736	442,133
Commitments and contingencies (Note 11)
Stockholders’ equity:
Special stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 115 shares issued and outstanding	12	12
Common stock, $.10 par value; 100,000,000 shares authorized; 59,060,000 and 57,091,000 shares issued and 55,157,000 and 54,312,000 outstanding	5,893	5,703
Treasury stock at cost, 3,903,000 and 2,779,000 shares	(109,470)	(64,727)
Additional paid-in capital	378,777	330,465
Accumulated other comprehensive loss	(1,575)	(770)
Retained earnings	252,059	165,623
Total Bally Technologies, Inc. stockholders’ equity	525,696	436,306
Noncontrolling interests	2,762	2,443
Total stockholders’ equity	528,458	438,749
Total liabilities and stockholders’ equity	$915,194	$880,882

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
	(in 000s, except per share amounts)
Revenues:
Gaming equipment and systems	$120,917	$126,828	$373,333	$443,643
Gaming operations	69,723	69,986	209,610	204,169
	190,640	196,814	582,943	647,812
Costs and expenses:
Cost of gaming equipment and systems (1)	46,590	55,620	150,765	198,152
Cost of gaming operations	19,865	19,349	59,854	60,908
Selling, general and administrative	52,545	50,168	151,462	161,231
Research and development costs	20,279	19,291	59,321	58,493
Impairment charges	11,379	—	11,379	—
Depreciation and amortization	4,910	4,943	14,442	14,014
	155,568	149,371	447,223	492,798
Operating income	35,072	47,443	135,720	155,014
Other income (expense):
Interest income	944	696	2,268	2,779
Interest expense	(3,069)	(4,181)	(9,607)	(15,462)
Other, net	(955)	(798)	(1,897)	(5,066)
Income from continuing operations before income taxes	31,992	43,160	126,484	137,265
Income tax expense	(11,262)	(15,073)	(43,973)	(49,178)
Income from continuing operations	20,730	28,087	82,511	88,087
Discontinued operations:
Income from discontinued operations before income taxes	3,431	3,688	8,050	9,100
Income tax expense	(1,068)	(1,159)	(2,508)	(2,860)
Income from discontinued operations	2,363	2,529	5,542	6,240
Net income	23,093	30,616	88,053	94,327
Less net income attributable to noncontrolling interests	534	1,365	1,617	1,208

Net income attributable to Bally Technologies, Inc.	$22,559	$29,251	$86,436	$93,119
Basic earnings per share:
Income from continuing operations attributable to Bally Technologies, Inc.	$0.37	$0.50	$1.50	$1.61
Discontinued operations attributable to Bally Technologies, Inc.	0.04	0.04	0.09	0.10
Basic earnings attributable to Bally Technologies, Inc. per share	$0.41	$0.54	$1.59	$1.71

Diluted earnings per share:
Income from continuing operations attributable to Bally Technologies, Inc.	$0.36	$0.48	$1.42	$1.54
Discontinued operations attributable to Bally Technologies, Inc.	0.03	0.04	0.08	0.09
Diluted earnings attributable to Bally Technologies, Inc. per share	$0.39	$0.52	$1.50	$1.63

Weighted average shares outstanding:
Basic	54,771	54,204	54,517	54,567
Diluted	57,716	56,446	57,715	57,104
Amounts attributable to Bally Technologies, Inc. common stockholders:
Income from continuing operations, net of tax	$20,577	$27,099	$81,778	$87,806
Income from discontinued operations, net of tax	1,982	2,152	4,658	5,313
Net income	$22,559	$29,251	$86,436	$93,119

(1)	Cost of gaming equipment and systems exclude amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Series E Special	Treasury	Additional Paid-In	Accumulated Other Comprehensive Income (Loss)	Retained	Noncontrolling	Total Stockholders’
	Shares	Dollars	Stock	Stock	Capital	(“OCI”)	Earnings	Interests	Equity
	(in 000s)
Balances at June 30, 2008	56,318	$5,626	$12	$(25,041)	$302,146	$1,268	$39,314	$1,782	$325,107
Net income from continuing operations, net of tax	—	—	—	—	—	—	87,806	281	88,087
Net income from discontinued operations, net of tax	—	—	—	—	—	—	5,313	927	6,240
Foreign currency translation adjustment	—	—	—	—	—	(1,750)	—	—	(1,750)
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	(1,194)	—	—	(1,194)
Total comprehensive income	—	—	—	—	—	—	—	—	$91,383
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(859)	(859)
Restricted stock issued	100	10	—	—	(10)	—	—	—	—
Receipt of stock from exercise of stock options and tax liability on restricted stock	—	—	—	(1,335)	—	—	—	—	(1,335)
Purchase of common stock for treasury	—	—	—	(30,933)	—	—	—	—	(30,933)
Share-based compensation		—	—	—	10,907	—	—	—	10,907
Shares issued upon exercise of stock options	442	44	—	—	7,638	—	—	—	7,682
Shares issued under ESPP plan	71	7	—	—	1,258	—	—	—	1,265
Tax benefit of employee stock option exercises	—	—	—	—	1,524	—	—	—	1,524
Balances at March 31, 2009	56,931	$5,687	$12	$(57,309)	$323,463	$(1,676)	$132,433	$2,131	$404,741

Balances at June 30, 2009	57,091	$5,703	$12	$(64,727)	$330,465	$(770)	$165,623	$2,443	$438,749
Net income from continuing operations, net of tax	—	—	—	—	—	—	81,778	733	82,511
Net income from discontinued operations, net of tax	—	—	—	—	—	—	4,658	884	5,542
Foreign currency translation adjustment	—	—	—	—	—	846	—	—	846
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	(1,651)	—	—	(1,651)
Total comprehensive income	—	—	—	—	—	—	—	—	$87,248
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,298)	(1,298)
Restricted stock issued	155	12	—	—	(12)	—	—	—	—
Receipt of stock from exercise of stock options and tax liability on restricted stock	—	—	—	(524)	—	—	—	—	(524)
Purchase of common stock for treasury	—	—	—	(44,219)	—	—	—	—	(44,219)
Shares issued upon exercise of warrants	39	1	—	—	(1)	—	—	—	—
Share-based compensation	—	—	—	—	10,600	—	—	—	10,600
Shares issued upon exercise of stock options	1,734	173	—	—	23,230	—	—	—	23,403
Shares issued under ESPP plan	41	4	—	—	1,419	—	—	—	1,423
Tax benefit of employee stock option exercises	—	—	—	—	13,076	—	—	—	13,076
Balances at March 31, 2010	59,060	$5,893	$12	$(109,470)	$378,777	$(1,575)	$252,059	$2,762	$528,458

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2010	2009
	(in 000s)
Cash flows from operating activities:
Net income	$88,053	$94,327
Adjustments to net income attributable to Bally Technologies, Inc. to net cash provided by operating activities:
Income from discontinued operations, net of tax	(5,542)	(6,240)
Depreciation and amortization	55,438	50,463
Impairment charges	11,379	—
Share-based compensation	10,502	10,812
Amortization of deferred debt issuance costs	2,108	1,405
Income tax (benefit) expense	(8,023)	1,076
Provision for doubtful accounts	2,781	926
Write-off of debt issuance costs	—	786
Inventory and other asset write-downs	1,531	3,667
Excess tax benefit of stock option exercises	(12,400)	(760)
Other	2,500	2,018
Changes in operating assets and liabilities:
Accounts and notes receivable	(62,855)	24,850
Inventories	(22,734)	5,584
Prepaid and refundable income tax and income tax payable	19,429	(15,327)
Other current assets	3,000	3,552
Accounts payable	2,323	(25,503)
Accrued liabilities, customer deposits and jackpot liabilities	(7,909)	(40,223)
Deferred revenue and deferred cost of revenue	(9,723)	(31,647)
Net cash provided by operating activities	69,858	79,766

Cash flows from investing activities:
Capital expenditures	(6,792)	(16,220)
Restricted cash and investments	1,657	(2,679)
Financing arrangements with customers	(15,750)	—
Additions to other long-term assets	(4,784)	(5,080)
Net cash used in investing activities	(25,669)	(23,979)

Cash flows from financing activities:
Proceeds from revolving credit facility	—	25,000
Payments on revolving credit facility	—	(25,000)
Capitalized debt issuance costs	—	(10,728)
Pay-off of debt from refinancing	—	(14,553)
Reduction of long-term debt and capital leases	(26,578)	(20,125)
Distributions to noncontrolling interests	(535)	136
Purchase of treasury stock	(44,743)	(32,268)
Excess tax benefit of stock option exercises	12,400	760
Proceeds from exercise of stock options and employee stock purchases	24,826	8,946
Net cash used in financing activities	(34,630)	(67,832)

Effect of exchange rate changes on cash	746	(2,683)

Net cash provided by operating activities of discontinued operations	8,412	8,752
Net cash used in investing activities of discontinued operations	(718)	(5,444)
Net cash used in financing activities of discontinued operations	(763)	(995)
Decrease (increase) in cash and cash equivalents of discontinued operations	2,871	(1,125)
	9,802	1,188
Cash and cash equivalents:
Increase (decrease) for period	20,107	(13,540)
Balance, beginning of period	55,886	59,991
Balance, end of period	$75,993	$46,451

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information is related to the unaudited condensed consolidated statements of cash flows:

	Nine Months Ended March 31,
	2010	2009
	(in 000s)
Cash paid for interest	$9,226	$20,294
Cash paid for income taxes, net of refunds	28,317	63,776

Non-cash investing and financing transactions:
Pay-off of debt from refinancing	$—	$275,000
Transfer of inventory to leased gaming equipment (1)	33,315	34,233
Reclassify leased gaming equipment to inventory (1)	3,947	8,619
Acquisition of Bally trademark	7,500	—
Accrual of capital expenditures	1,214	968

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

The Company is the general partner of Rainbow Casino Vicksburg Partnership (“RCVP”), which operates the Rainbow Casino. During the third quarter, the Company committed to a plan of disposition of the Rainbow Casino, and on April 5, 2010, the Company entered into a definitive purchase agreement with Isle of Capri Casinos, Inc. (“Isle”) to sell the Rainbow Casino pending regulatory approval.  Under the terms of the agreement, Isle will pay the Company approximately $80.0 million in an all-cash transaction. The expected closing date is June 30, 2010.  The Company’s Casino Operations have been classified as discontinued operations in the accompanying financial statements.  See Note 3 to unaudited condensed consolidated financial statements, Assets Held For Sale and Discontinued Operations.

The limited partner is entitled to receive 10% of the net available cash flows of RCVP after debt service and other items, as defined in the limited partnership agreement, which increases to 20% of the net available cash flows based on the incremental amount of revenues in excess of $35.0 million through December 31, 2010 (the “Limited Partner Interest”). A projection of the Limited Partner Interest is payable on the closing date with a true up of the actual amount incurred as soon as practicable after December 31, 2010. The Company holds the remaining economic interest in the partnership. The Company consolidates RCVP and records an adjustment to reflect the portion of the earnings of RCVP attributable to the limited partner as a noncontrolling interest.

All intercompany accounts and transactions have been eliminated in consolidation.

Expense classification

The classification of certain costs within the Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended March 31, 2009 has been corrected to conform to the current year presentation. The reclassification reflects certain costs of services associated with revenue presented in Cost of gaming equipment and systems of $1.0 million and $3.7 million for the three and nine months ended March 31, 2009, respectively, that had previously been presented as a component of Selling, general and administrative expenses. This correction was not material to the previously issued financial statements and did not have any impact on income from continuing operations, earnings per share, retained earnings, or cash flows.

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

The impact of applying the new accounting guidance to new or materially modified arrangements entered into since July 1, 2009, is as follows:

	Three Months Ended March 31, 2010		Nine Months Ended March 31, 2010
	As Reported	Pro Forma Basis as if the Previous Accounting Guidance Were in Effect	As Reported	Pro Forma Basis as if the Previous Accounting Guidance Were in Effect
	(in 000s)
Revenues:
Gaming Equipment	$69,393	$61,212	$210,187	$194,861
Systems	51,524	51,992	163,146	162,764
Gaming equipment and systems	$120,917	$113,204	$373,333	$357,625

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

The impact on current and future periods is also dependent upon the prevalence of extended payment term arrangements. Under the new guidance, revenue from non-software elements is no longer accounted for under software revenue recognition guidance; accordingly, the existence of extended payment terms to customers with appropriate credit does not impact the recognition of revenue.  Under the previous guidance extended payment terms in excess of 24 months would be deferred as the arrangements were not considered to have fixed and determinable fees.  Accordingly, revenue was previously recorded in accordance with the terms of sale for contracts with payment terms of 24 months or less, or as cash was received for contracts with payment terms in excess of 24 months. Under the new guidance, revenue from non-software elements will no longer be deferred based on the existence of extended payment terms provided sufficient evidence exists to determine collectability is probable.

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

On July 1, 2009, the Company adopted new accounting guidance related to business combinations which clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use. This guidance requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. Future effects will be dependent upon acquisitions of defensive intangible assets, if any, at that time. In addition, there is new guidance for determining the useful life of a recognized intangible asset. This guidance is applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements are applied prospectively to all intangible assets recognized in financial statements. In addition, the new guidance requires that an acquiring entity recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions, requires the expense of acquisition costs, and also includes a substantial number of new disclosure requirements. The Company’s adoption of this guidance did not have a significant impact on the disclosures or the consolidated results of operations, financial position and cash flows for the three and nine months ended March 31, 2010.

On July 1, 2009, the Company adopted new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this guidance requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. This guidance also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. The guidance also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The adoption of this statement did not have a material impact on the consolidated results of operations, financial position and cash flows, but did affect presentation and disclosure. As a result of the adoption, the Company reclassified noncontrolling interests in the amount of $2.4 million from minority interest to equity in the June 30, 2009 Unaudited Condensed Consolidated Balance Sheets and Statements of Stockholders’ Equity. Certain reclassifications to the Unaudited Condensed Consolidated Statements of Operations and Unaudited Condensed Consolidated Statements of Cash Flows have been made to prior period amounts to conform to the presentation of the current period. Recorded amounts for prior periods previously presented as Net income which are now presented as Net income attributable to Bally Technologies, Inc., have not changed as a result of the adoption of this guidance.

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

The Company’s only significant financial asset or liability measured at fair value on a recurring basis, excluding accrued interest components, consisted of a cash flow hedge related to a variable rate debt instrument as of March 31, 2010 (which is included in accrued liabilities in the unaudited condensed consolidated balance sheets) as follows:

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Total
	(in 000s)
Liability:
Derivative financial instrument	$—	$2,148	$—

At June 30, 2009, the derivative financial instrument was a level 2 asset valued at $255,000. The valuation techniques used to measure the fair value of the derivative financial instrument above in which the counterparties have high credit ratings, were derived from pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data. The Company’s discounted cash flow techniques use observable market inputs, such as LIBOR-based yield curves. See Note 6 to unaudited condensed consolidated financial statements, Long-Term Debt.

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

The impact of the cash flow hedge on the unaudited condensed consolidated financial statements is depicted below:

Fiscal 2010:

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivative in Cash Flow Hedging	Three Months Ended	Nine Months Ended	Reclassified from Accumulated OCI into Income (Effective	Three Months Ended	Nine Months Ended
Relationship	March 31, 2010	March 31, 2010	Portion)	March 31, 2010	March 31, 2010
(in 000s)

Interest rate swap agreement	$(1,892)	$(4,690)	Interest expense	$(784)	$(2,287)

Fiscal 2009:

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivative in Cash Flow Hedging	Three Months Ended	Nine Months Ended	Reclassified from Accumulated OCI into Income (Effective	Three Months Ended	Nine Months Ended
Relationship	March 31, 2009	March 31, 2009	Portion)	March 31, 2009	March 31, 2009
(in 000s)

Interest rate swap agreement	$(750)	$(1,430)	Interest expense	$(236)	$(236)

Recently issued accounting pronouncements not yet adopted

In April 2010, the FASB issued ASU No. 2010-16,  Accruals for Casino Jackpot Liabilities. Specifically, the guidance clarifies that an entity should not accrue jackpot liabilities, or portions thereof, before a jackpot is won if the entity can avoid paying the jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance applies to both base and progressive jackpots. The new guidance is effective for fiscal years beginning on or after December 15, 2010. The new guidance  will be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. The Company expects to adopt the guidance in fiscal year 2012 and is currently in the process of evaluating the impact the guidance will have on its consolidated results of operations, financial position and cash flows.

Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market. Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overhead. Inventories consist of the following:

	March 31, 2010	June 30, 2009
	(in 000s)
Raw materials	$35,601	$40,662
Work-in-process	1,572	1,432
Finished goods	5,741	10,793
Total	$42,914	$52,887

The finished goods inventory at the Rainbow Casino of $61,000 and $55,000 was classified as held for sale as of March 31, 2010 and June 30, 2009, respectively. See note 3 to unaudited condensed consolidated financial statements, Assets Held For Sale and Discontinued Operations.

Accounts and notes receivable and allowance for doubtful accounts

Accounts and notes receivable are stated at face value less an allowance for doubtful accounts. The Company evaluates its receivables and establishes an allowance for doubtful accounts based on a combination of factors including, but not limited to, historical customer collection experience, economic conditions, and customers’ financial condition.

The Company grants customers credit terms for periods of 120 days or less or may grant extended credit terms to some customers for periods up to 36 months, with interest at prevailing rates, which are generally collateralized by the related equipment sold, although the value of such equipment, if repossessed, may be less than the receivable balance outstanding.

The Company also provides development financing loans to select customers to assist in funding new or expanding gaming opportunities, generally under terms of three to five years with interest recognized at prevailing rates. Certain agreements may also include provisions for the facility to reserve a percentage of its total gaming footprint for the placement of the Company’s gaming devices.

2.             EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities.

The following computation of basic and diluted earnings per share applicable to the Company’s common stock is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
	(in 000s, except per share amounts)
Income from continuing operations attributable to Bally Technologies, Inc.	$20,577	$27,099	$81,778	$87,806
Income from discontinued operations attributable to Bally Technologies, Inc.	1,982	2,152	4,658	5,313
Net income attributable to Bally Technologies, Inc.	$22,559	$29,251	$86,436	$93,119
After tax interest expense on convertible debt	—	14	14	145
Diluted earnings attributable to Bally Technologies, Inc.	$22,559	$29,265	$86,450	$93,264

Weighted average common shares outstanding	54,771	54,204	54,517	54,567
Dilutive effect of:
Stock options, Restricted Stock Units (“RSU”) and restricted stock	2,942	2,120	3,152	2,332
Warrants	3	—	17	7
Convertible debt (1)	—	122	29	198
Weighted average diluted shares outstanding	57,716	56,446	57,715	57,104

Basic earnings per share:
Income from continuing operations attributable to Bally Technologies, Inc.	$0.37	$0.50	$1.50	$1.61
Income from discontinued operations attributable to Bally Technologies, Inc.	0.04	0.04	0.09	0.10
Basic earnings attributable to Bally Technologies, Inc. per share	$0.41	$0.54	$1.59	$1.71

Diluted earnings per share:
Income from continuing operations attributable to Bally Technologies, Inc.	$0.36	$0.48	$1.42	$1.54
Income from discontinued operations attributable to Bally Technologies, Inc.	0.03	0.04	0.08	0.09
Diluted earnings attributable to Bally Technologies, Inc. per share	$0.39	$0.52	$1.50	$1.63

(1)   The Company had certain related party debt outstanding which was convertible into common stock at the Company’s discretion. The related party debt was paid in full in December 2009. See Note 7 to unaudited condensed consolidated financial statements, Related Party Transactions.

Certain securities were excluded from the diluted per share calculation because their inclusion would be anti-dilutive. Such securities consist of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
	(in 000s)
Stock options, RSU and restricted stock	426	2,589	349	2,061
Warrants	—	100	—	—
	426	2,689	349	2,061

3.             ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

During the third quarter, the Company committed to a plan of disposition of the Rainbow Casino. On April 5, 2010, the Company finalized a definitive purchase agreement with Isle to sell the Rainbow Casino pending regulatory approval.  Under the terms of the agreement, Isle will pay the Company $80.0 million in an all-cash transaction. The expected closing date is June 30, 2010.

The assets and liabilities of the Rainbow Casino were classified as held for sale as of March 31, 2010 and June 30, 2009 and the results of its operations for the three and nine months ended March 31, 2010 and 2009 were classified as discontinued operations because the Company does not expect to continue to receive significant cash flows from the Rainbow Casino. Inter-segment revenues, eliminated in consolidation, were $0.3 million and $0.1 million and $0.4 million and $1.2 million for the three and nine months ended March 31, 2010 and 2009, respectively. The following table summarizes the assets held for sale and liabilities related to assets held for sale in the accompanying consolidated balance sheets as of March 31, 2010 and June 30, 2009:

	March 31, 2010	June 30, 2009
	(in 000s, except share amounts)

Cash and cash equivalents	$5,841	$8,712
Accounts and notes receivable, net of allowances for doubtful accounts of $55 and $42	11	45
Inventories	61	55
Prepaid assets	85	184
Deferred income tax assets	250	312
Other current assets	7	8
Total current assets	6,255	9,316
Property, plant and equipment, net of accumulated depreciation of $20,838 and $20,336	41,324	43,479
Deferred income tax assets(1)	(1,903)	(1,903)
Other assets, net	392	392
Total assets	$46,068	$51,284

Accounts payable	$622	$710
Accrued liabilities	1,674	1,890
Jackpot liabilities	108	95
Total current liabilities	2,404	2,695
Total liabilities	$2,404	$2,695

(1)   Noncurrent deferred income tax liability of the Rainbow Casino offset against noncurrent deferred income tax assets in consolidation.

The following table summarizes income from discontinued operations for the three and nine months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
	(in 000s, except per share amounts)
Revenues:
Casino operations	$10,372	$10,769	$28,027	$30,463
Costs and expenses:
Direct cost of casino operations	3,937	4,227	11,426	12,902
Selling, general and administrative	1,773	1,955	5,355	6,126
Depreciation and amortization	928	889	2,873	2,382
	6,638	7,071	19,654	21,410
Operating income	3,734	3,698	8,373	9,053

Other income (expense):
Interest income	1	2	7	22
Other, net	(304)	(12)	(330)	25

Income from discontinued operations before income taxes	3,431	3,688	8,050	9,100
Income tax expense	(1,068)	(1,159)	(2,508)	(2,860)
Income from discontinued operations	2,363	2,529	5,542	6,240
Less income attributable to noncontrolling interests	381	377	884	927

Income from discontinued operations attributable to Bally Technologies, Inc.	$1,982	$2,152	$4,658	$5,313

4.             IMPAIRMENT CHARGES

The legality of charitable bingo gaming in Alabama is under challenge by the state’s governor. Legislation to put the legality question to a public referendum in Alabama failed to pass the recently concluded legislative session. There are also several lawsuits pending before the State’s Supreme Court which could negatively affect charitable gaming in Alabama. Several of the charitable bingo properties voluntarily ceased operations during the quarter pending resolution of the matter while two others continue to operate. As a result of these recent actions, the Company concluded it is unlikely that gaming will continue in its present form thereby impacting the recoverability of the associated assets. As such, the Company recorded a charge of $11.4 million during the quarter ended March 31, 2010, which included full allowances for notes and accounts receivable of $5.5 million and an impairment of $5.9 million in long-lived assets.

Recoverability of the long-lived assets and notes and accounts receivable were measured by a comparison of the carrying amount of the related asset to future net cash flows expected to be generated by the related asset. The impairment recognized was measured by the amount by which the carrying amount of the assets exceeded the estimated fair value of the assets.

5.             GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

		March 31, 2010			June 30, 2009
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in 000s)
Computer software	3 - 9	$35,479	$(27,090)	$8,389	$27,488	$(19,083)	$8,405
License rights	3 - 5	3,703	(2,013)	1,690	2,117	(1,814)	303
Trademarks	5	2,203	(1,957)	246	2,203	(1,693)	510
Core technology	5 - 8	22,763	(9,406)	13,357	22,763	(6,585)	16,178
Contracts	10	10,918	(6,153)	4,765	10,043	(5,364)	4,679
Other intangibles	3 - 7	1,898	(994)	904	7,627	(5,504)	2,123
Total finite lived intangible assets		76,964	$(47,613)	$29,351	$72,241	$(40,043)	$32,198
Trademark	indefinite	7,500	—	7,500	—	—	—
Total		$84,464	$(47,613)	$36,851	$72,241	$(40,043)	$32,198

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

Total amortization expense related to finite lived intangible assets for the three months ended March 31, 2010 and 2009 was $2.6 million for both periods which included computer software amortization expense of $0.9 million and $1.0 million, respectively. Total amortization expense related to finite lived intangible assets for the nine months ended March 31, 2010 and 2009 was $7.6 million and $7.1 million, respectively, which included computer software amortization expense of $3.2 million and $3.0 million, respectively. Future amortization of finite lived intangible assets is scheduled as follows:

Year Ended June 30,	(in 000s)
2010 (remaining three months of fiscal year)	$2,741
2011	9,140
2012	6,882
2013	5,641
2014	1,603
Thereafter	3,344
Total	$29,351

All goodwill is associated with continuing operations. The changes in the carrying amount of goodwill for the nine months ended March 31, 2010, are as follows:

(in 000s)
Balance at June 30, 2009	$161,960
Foreign currency translation adjustment	(260)
Balance at March 31, 2010	$161,700

6.             LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,	June 30,
	2010	2009
	(in 000s)
Term loan facility	$182,500	$206,250
Related party debt (see Note7)	—	2,800
Other, generally unsecured	34	37
Long-term debt	182,534	209,087
Less current maturities	(40,034)	(35,337)
Long-term debt, net of current maturities	$142,500	$173,750

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

As of March 31, 2010, there was $75.0 million of undrawn availability under the revolving credit facility. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit.

Subsequent to March 31, 2010, the Company entered into a new $75.0 million revolving credit facility, which matures in March 2014, and increases the Company’s total undrawn revolver capacity to $150.0 million. The new revolver has the same terms, security, pricing and conditions as the existing Credit Facility. The Company paid approximately $0.9 million in fees and expenses related to the new revolving credit facility which was executed on April 9, 2010.

The interest rate on the term loan is subject to a leverage-based pricing grid. If the Company’s leverage ratio, as defined under the term loan, is greater than 1.5, the interest rate will be LIBOR plus a margin of 3.25%; if the leverage ratio is between 1.0 and 1.5, the interest rate will be LIBOR plus a margin of 3.00%; and if the leverage ratio is below 1.0, the interest rate will be LIBOR plus a margin of 2.75%. In December 2008, the Company entered into a floating-to-fixed interest rate swap, as discussed below, fixing the interest rate of the term loan at 1.89% plus the applicable margin (2.75% at March 31, 2010) for the remaining term.

Subsequent to March 31, 2010, the Company amended the Credit Facility to, among other items, change the leverage-based pricing grid. If the leverage ratio, as defined under the term loan, is greater than 2.5, the interest rate will be LIBOR plus a margin of 3.25%; if the leverage ratio is between 2.0 and 2.5, the interest rate will be LIBOR plus a margin of 3.00%; if the leverage ratio is between 1.5 and 2.0, the interest rate will be LIBOR plus a margin of 2.75%; if the leverage ratio is between 1.0 and 1.5, the interest rate will be LIBOR plus a margin of 2.50%; and if the leverage ratio is below 1.0, the interest rate will be LIBOR plus a margin of 2.25%.

The Company paid approximately $1.85 million in fees and expenses for the amendment which was executed on April 9, 2010. The amendment did not affect the floating-to-fixed interest rate swap.

The term loan is in its second year and requires quarterly principal reductions of $8.75 million through September 30, 2010 and $11.25 million quarterly during each of the third and fourth years of the agreement, with a balloon payment due at maturity in September 2012. The Credit Facility is collateralized by substantially all of the Company’s domestic property and is guaranteed by each of the Company’s domestic subsidiaries, excluding any noncontrolling interests, and is secured by a pledge agreement.

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

The financial covenants under the Credit Facility consist of a leverage ratio and a fixed charges coverage ratio. The leverage ratio is computed as total debt outstanding at the end of the quarter divided by the trailing twelve months Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), excluding certain cash and non-cash charges. The fixed charges coverage ratio is computed as EBITDA, adjusted for the trailing twelve months capital expenditures, share repurchases and cash taxes paid, divided by the trailing twelve months interest charges plus all payments of principal made during the previous twelve months.

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

The Company was in compliance with all of the Credit Facility covenants as of March 31, 2010.

The Company’s related party debt, which totaled approximately $2.8 million as of June 30, 2009, was paid in full in December 2009. It consisted of the debt owed to the former principals of Sierra Design Group (“SDG”). See Note 7 to the unaudited condensed consolidated financial statements, Related Party Transactions.

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

The Company has documented and designated this interest rate swap as a cash flow hedge. Based on the assessment of effectiveness using statistical regression, the Company determined that the interest rate swap is effective. Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed each fiscal quarter using the hypothetical derivative method. As the interest rate swap qualifies as a cash flow hedge, the Company adjusts the cash flow hedge on a quarterly basis to its fair value with a corresponding offset to accumulated OCI. The interest rate swap has been and is expected to remain highly effective for the life of the hedge. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. Any ineffectiveness is reclassified from accumulated other comprehensive income to other income (expense). As of March 31, 2010, the Company had no ineffectiveness on its cash flow hedge. Amounts related to the swap expected to be reclassified from other comprehensive income to interest expense in the next twelve months total $2.3 million.

Additional information on the Company’s interest rate swap is as follows:

Interest Rate Swaps	Balance Sheet Location	Fair Value (in 000s)	Location of Offsetting Balance
Cash flow hedge—$182.5 million LIBOR based debt	Accrued Liabilities	$2,148	Accumulated other comprehensive loss

7.             RELATED PARTY TRANSACTIONS

In connection with the acquisition of SDG, the consideration paid included subordinated debt issued to the former principals of SDG. Certain of the former principals are now employees of the Company. At the Company’s discretion, the principal and accrued interest thereon could have been paid in cash, or converted into shares of the Company’s common stock using the average stock price for the 20 business days prior to the delivery of such shares. As of June 30, 2009, the subordinated debt totaled $2.8 million, all of which was included in current maturities. The subordinated debt was paid in full in December 2009.

8.             SHARE-BASED COMPENSATION

Employee Stock Purchase Plan

In February 2008, the Company’s stockholders approved the 2008 Employee Stock Purchase Plan (the “2008 ESPP”). The 2008 ESPP provides that eligible employees are able to contribute up to 10% of their eligible earnings towards the quarterly purchase of the Company’s common stock. The employee’s purchase price is equal to 85% of the fair market value on date of purchase. During the nine months ended March 31, 2010 and 2009, employees purchased 40,671 shares and 71,530 shares of common stock for approximately $1.4 million and $1.3 million, respectively, under the 2008 ESPP.

Share-Based Award Plans

Stock option activity as of and for the nine months ended March 31, 2010 is summarized below:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)	(per share)	(years)	(in 000s)
Balance outstanding as of June 30, 2009	6,903	$17.96		$85,222
Granted	326	40.19
Exercised	(1,734)	13.49
Forfeited or expired	(38)	27.45
Balance outstanding as of March 31, 2010	5,457	$20.64	4.83	$109,401
Exercisable as of March 31, 2010	4,163	$18.14	4.49	$93,553

Restricted stock and RSU activity as of and for the nine months ended March 31, 2010 is summarized below:

	Restricted Stock	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
	(in 000s)	(per share)	(in 000s)	(per share)
Balance outstanding as of June 30, 2009	310	$30.42	623	$17.71
Granted	139	40.10	42	38.98
Released	(72)	24.61	(16)	41.60
Forfeited or expired	—	—	—	—
Balance outstanding as of March 31, 2010	377	$35.10	649	$18.49
Vested as of March 31, 2010			540	$16.33

Share-Based Compensation

The following table presents share-based compensation expense from continuing operations included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
	(in 000s)
Selling, general and administrative	$2,518	$2,975	$7,927	$8,699
Research and development	856	745	2,452	2,004
Cost of gaming equipment and systems and operations	47	41	123	109
Share-based compensation expense before tax	3,421	3,761	10,502	10,812
Income tax benefit	1,197	1,317	3,676	3,785
Net share-based compensation expense	$2,224	$2,444	$6,826	$7,027

Share-based compensation expense from discontinued operations before income tax was $48,000 and $50,000 and $98,000 and $95,000 for the three and nine months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, there was $12.9 million of total unrecognized compensation expense from continuing operations related to the unvested portion of stock options which will be recognized over the subsequent 1.88 years. In addition, as of March 31, 2010, there was $9.8 million of total unrecognized compensation expense from continuing operations related to the unvested portion of restricted stock and RSUs which will be recognized over the subsequent 1.63 years.

9.             STOCKHOLDERS’ EQUITY, WARRANTS AND RIGHTS

Warrants

The Company issued 100,000 stock purchase warrants in February 2004 in connection with an acquisition. The strike price of the warrant is $24.69 with a term of seven years. During the nine months ended March 31, 2010, 91,765 stock purchase warrants were exercised and converted into 38,619 shares of the Company’s common stock. The exercises were cashless and net shares were issued for the difference between the strike price of the warrant and the market value of the Company’s common stock upon exercise.

Share Repurchase Plan

On January 28, 1999, the Company’s Board of Directors approved a share repurchase plan under which, subject to price and market conditions, purchases of shares could be made from time to time in the open market or in privately negotiated transactions using available cash. The Company’s share repurchase limit was set on August 12, 2008 under this share repurchase plan at $100 million. On December 2, 2009, the Board of Directors approved a new share repurchase plan to purchase up to $100 million of common stock effective January 1, 2010. The current plan replaced the Company’s previously existing $100 million share repurchase plan under which Bally had repurchased approximately $69.3 million of common stock from August 12, 2008 through December 31, 2009.

During the nine months ended March 31, 2010 and 2009, the Company repurchased 1,116,451 shares and 1,291,216 shares of common stock for $44.2 million and $30.9 million, respectively, under the share repurchase plans. As of March 31, 2010, $86.8 million was available for repurchases under the share repurchase plan. On April 4, 2010, the Company’s Board of Directors approved a new share repurchase plan to purchase up to $150 million of common stock which replaced the previous plan.

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

10.          INCOME TAXES

The provision for income taxes for interim periods is based on the current estimate of the annual effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and is adjusted as necessary for quarterly events. The effective income tax rate was approximately 34.8% and 34.6% for the three months ended March 31, 2010 and 2009, respectively, and 34.5% and 35.6% for the nine months ended March 31, 2010 and 2009, respectively. The lower rate in fiscal 2010 predominantly reflects changes in the forecasted geographical mix of taxable income for the fiscal year.

The Internal Revenue Service (“IRS”) commenced examination of the Company’s United States federal income tax returns for 2003 through 2005 in the fourth quarter of 2006. Throughout the examination, the IRS has proposed, and management has agreed to, certain adjustments related to the open tax years that have been recorded in the income tax provision. In January 2009, the IRS completed its field examination of the open tax years and issued a Revenue Agent’s Report (“RAR”). Also in January 2009, the Company paid $3.4 million in tax and $1.2 million in interest to the IRS to settle certain agreed adjustments. The Company filed a formal protest regarding certain unagreed adjustments and the case was assigned to the IRS Laguna Niguel Appeals Office in August 2009. The Company held its opening conference with IRS Appeals in March 2010.  Following this conference, it is likely that within the next twelve months the Company will resolve the matters presently under consideration with IRS Appeals which will impact the Company’s unrecognized tax benefits. The Company has approximately $6.0 million of unrecognized tax benefits provided for the IRS Appeals issues.

As mentioned above, it is likely that within the next twelve months the Company will resolve the matters presently under consideration with IRS Appeals which will impact unrecognized tax benefits for the exam years and future years.  However, an estimate of such increase or decrease cannot reasonably be made.

As of March 31, 2010, the Company has $17.0 million related to uncertain tax positions, excluding related accrued interest and penalties, $15.2 million of which, if recognized, would impact the effective tax rate. As of March 31, 2010, the Company has $5.6 million accrued for the payment of interest and penalties.

11.          COMMITMENTS AND CONTINGENCIES

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, or other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company has not recorded any loss accruals for these contingencies.

On December 7, 2004, International Game Technology (“IGT”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Nevada. The complaint asserted that the Company’s wheel-based games, such as Monte Carlo™, Lucky Wheel™ and Cash For Life™, its games with a reel in the top box, such as Bonus Frenzy™, and its iVIEW™ products infringed on patents held by IGT, and sought injunctive relief and damages in unspecified amounts. As part of the defense, the Company asserted counterclaims seeking damages and other relief against IGT, including claims that IGT’s patents were invalid, unenforceable and not infringed, as well as several claims that IGT engaged in anti-competitive conduct in violation of state and federal antitrust laws. In October 2008, the court granted the Company’s motions for summary judgment, ruling that IGT’s two “wheel” patents and a touch-screen player-tracking patent were invalid; that even if the patents were valid, the Company’s wheel-based games at issue would not infringe; and that certain of its iVIEW products do not infringe the two asserted player-tracking patents. The court also found issues of material fact regarding IGT’s alleged inequitable conduct before the U.S. Patent and Trademark Office and denied IGT’s motions to dismiss those claims, leaving them for trial. However, the court postponed the trial until after IGT has appealed the court’s summary judgments on patent infringement and validility. IGT appealed, and on October 22, 2009, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s decision in its entirety. The District Court is now reviewing the parties’ earlier requests for summary judgment on the remaining claims in the action, principally Bally’s anti-trust claims against IGT.

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

12.          SEGMENT AND GEOGRAPHICAL INFORMATION

The Company has continuing operations from Bally Gaming Equipment and Systems which designs, manufactures, assembles, distributes and operates gaming devices and licenses computerized monitoring and bonusing systems for gaming devices.  During the third quarter, the Company committed to a plan of disposition of the Rainbow Casino, and on April 5, 2010, the Company entered into a definitive purchase agreement with Isle to sell the Rainbow Casino pending regulatory approval. As of March 31, 2010, the Rainbow Casino and its operations are classified as assets held for sale and liabilities related to assets held for sale in the Company’s Unaudited Condensed Consolidated Balance Sheets, and as discontinued operations in the Company’s Unaudited Condensed Consolidated Statements of Operations (see Note 3 to the unaudited condensed consolidated financial statements, Assets Held for Sale and Discontinued Operations).

The following is a breakdown of Bally Gaming Equipment and Systems’ revenues and gross margin by division:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
	(in 000s)
Revenues:
Gaming Equipment and Systems
Gaming Equipment	$69,393	$70,188	$210,187	$278,763
Gaming Operations	69,723	69,986	209,610	204,169
Systems	51,524	56,640	163,146	164,880
Total revenues	$190,640	$196,814	$582,943	$647,812

Gross Margin(1):
Gaming Equipment and Systems
Gaming Equipment	$35,545	$31,253	$106,457	$128,541
Gaming Operations	49,858	50,637	149,756	143,261
Systems	38,782	39,955	116,111	116,950
Total gross margin	$124,185	$121,845	$372,324	$388,752

Revenues from discontinued operations were $10.4 million and $10.8 million and $28.0 million and $30.5 million for the three and nine months ended March 31, 2010 and 2009, respectively. Gross margin from discontinued operations was $6.4 million and $6.5 million and $16.6 million and 17.6 million for the three and nine months ended March 31, 2010 and 2009, respectively.

The Company has operations based primarily in the United States as well as significant sales and distribution offices based in Europe, and other foreign locations, including South America. The table below presents information as to the Company’s revenues and operating income from continuing operations by geographic region which is determined by country of destination:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
	(in 000s)
Revenues:
United States and Canada	$149,799	$150,893	$466,849	$535,283
International	40,841	45,921	116,094	112,529
Total revenues	$190,640	$196,814	$582,943	$647,812

Operating income:
United States and Canada	$25,716	$34,472	$106,148	$127,518
International	9,356	12,971	29,572	27,496
Total operating income	$35,072	$47,443	$135,720	$155,014

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin this section with a summary of our key operating business divisions as of March 31, 2010. The overview is followed by a detailed analysis of our results of operations and our financial condition and liquidity as of and for the three and nine months ended March 31, 2010 and 2009. References to “we,” “our,” “us,” or the “Company” refer to Bally Technologies, Inc. and its subsidiaries.

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

Business Overview

We are a diversified, worldwide gaming company that designs, manufactures, distributes and operates gaming devices and computerized monitoring and accounting systems for gaming devices. In addition to selling our gaming devices, we also offer our customers a wide range of rental options. Our primary technologies include gaming devices for land-based, riverboat and Native American casinos, video lottery and central determination markets and specialized system-based hardware and software products. Our specialized system-based hardware and software products provide casinos with a wide range of marketing, data management, accounting, security and other software applications and tools to more effectively manage their operations. We also own and operate the Rainbow Casino, a dockside riverboat casino in Vicksburg, Mississippi. During the third quarter, we committed to a plan of disposition of the Rainbow Casino, and on April 5, 2010, we entered into a definitive purchase agreement with Isle of Capri Casinos, Inc. (“Isle”) to sell the Rainbow Casino pending regulatory approval.  Under the terms of the agreement, Isle will pay approximately $80.0 million in an all-cash transaction. The expected closing date is June 30, 2010.  As a result of the pending sale, our Casino Operations have been classified as discontinued operations in the accompanying financial statements.  See Note 3 to unaudited condensed consolidated financial statements, Assets Held For Sale and Discontinued Operations.

We derive our revenue from continuing operations from the following three sources:

•	Gaming Equipment	—	Sale of gaming devices and related equipment, parts and conversion kits;
•	Gaming Operations	—	Operation of linked progressive systems, video lottery and centrally determined systems and the rental of gaming devices and content; and
•	Systems	—	Sale of computerized monitoring systems and related recurring hardware and software maintenance revenue.

We report our revenue and income from continuing operations under Bally Gaming Equipment and Systems, which includes our Gaming Equipment, Gaming Operations and Systems divisions. Our Casino Operations are now classified as assets held for sale and liabilities related to assets held for sale in our Unaudited Condensed Consolidated Balance Sheets, and as discontinued operations in our Unaudited Condensed Consolidated Statements of Operations. Our total revenues from continuing operations were $190.6 million and $196.8 million for the three months ended March 31, 2010 and 2009, respectively, and $582.9 million and $647.8 million for the nine months ended March 31, 2010 and 2009, respectively. Our total revenues from discontinued operations were $10.4 million and $10.8 million for the three months ended March 31, 2010 and 2009, respectively, and $28.0 million and $30.5 million for the nine months ended March 31, 2010 and 2009, respectively.

We review certain financial measures in assessing our financial condition and operating performance not only in connection with creating our forecasts and in making comparisons to financial results from prior periods, but also in making comparisons to our competitors’ financial results. We focus on fluctuations in revenue, cost and gross margin and also pay close attention to changes in consolidated operating income, net income, diluted earnings per share, adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, including asset charges and share-based compensation), cash flows from operations and free cash flow (cash flows from operating activities less capital expenditures) as they are key indicators of our success in growing our business. We also measure changes in selling, general and administrative (“SG&A”) expenses as a percent of revenue, which indicate management’s ability to control costs, as well as changes in research and development expenses as a percent of revenue, which demonstrate investment in our technology assets. The measures listed above are not a comprehensive list of all factors considered by us in assessing our financial condition and operating performance, and we may consider other individual measures as required by trends and discrete events arising in a specific period, but they are the key indicators that we generally weigh most heavily from period to period.

We are currently operating in a challenging economic environment. The combination of economic uncertainty, lower demand for replacement products and reduced opportunities from new or expanded markets has negatively impacted our consolidated results. The gaming sector was and continues to be negatively impacted by lower consumer spending and limited resources available to fund capital projects. As a result of the challenging economic environment, we began and have continued to provide a greater amount of extended payment terms to select customers. This expanded extended payment term program is expected to continue throughout fiscal 2010.

Game sales revenues were $69.4 million and $70.2 million during the three months ended March 31, 2010 and 2009, respectively, and $210.2 million and $278.8 million during the nine months ended March 31, 2010 and 2009, respectively. The replacement cycle for gaming machines in North America continues to be sluggish, but we are cautiously optimistic that gaming operators’ replacement game buying demand will begin to improve in calendar 2010. In calendar year 2010, we will be releasing a series of new Pro Series cabinets which will be state of the art for the industry with regards to ergonomics, processing power, display technology, input device, operating system, sound and serviceability. These new platforms will allow us to develop new, more compelling games and also be our download solution for customers. During the three months ended March 31, 2010 and 2009, we sold 2,449 and 2,759 new gaming devices in the United States and Canada, respectively, and during the nine months ended March 31, 2010 and 2009, we sold 8,209 and 12,847 new gaming devices in the United States and Canada, respectively.

Systems revenues were $51.5 million and $56.6 million for the three months ended March 31, 2010 and 2009, respectively, and $163.1 million and $164.8 million for the nine months ended March 31, 2010 and 2009, respectively. Maintenance revenue increased 14% in the three months ended March 31, 2010, and 15% in the nine months ended March 31, 2010, when compared to the same periods in the prior year, as a result of an increased installed base of customers on our systems. Period over period systems sales were negatively impacted by customers delaying purchases due to the challenging economic environment. However, the new SDS® Version 11, which runs on both Unix and Windows off the same code base, our iVIEW Display Manager™, and our Power Bonusing products are generating positive interest. During fiscal 2010, we released Version 11.0 systems products, added new international contracts, and in October 2009, a large resort and casino in southern California signed an agreement with us to allow them to purchase up to 5,000 iVIEW Display Manager controllers. Over the last few years, we continued our focus on the basics of enterprise software development, delivery, customer support and services discipline, on improving core products, providing quality upgrade options for our customers, and increasing customer satisfaction levels through better service and support which are all serving us well in these difficult economic times.

Despite the challenging economic conditions and the uncertainty in the charitable bingo market in Alabama (see Note 4 to the unaudited condensed consolidated financial statements, Impairment Charges), gaming operations revenues were consistent at $69.7 million and $70.0 million during the three months ended March 31, 2010 and 2009, respectively, and increased to $209.6 million from $204.2 million for the nine months ended March 31, 2010 and 2009, respectively. Revenues were consistent with the same quarter last year and stronger year over year due primarily to the continued performance of existing and new premium game titles and expansion in our centrally determined business. In addition, we experienced significant growth in the installed base of our centrally determined systems which increased by approximately 2,608 units over March 31, 2009 due primarily to increased placements, especially in the Class II and centrally determined markets. We recently released or are about to release some new products including our new spinning-wheel game, Cash Wheel™, including Hot Shots Cash Wheel™, our all new Digital Tower Series platform, which includes 77777 Jackpot™, Fireball™, Cash Spin, the first title using our U-Spin™ feature, and our Jumbo and DualVision™ cabinets. We continue to focus our efforts on the introduction of new and innovative games and cabinets both for our video and stepper platforms.

International revenues were $40.8 million and $45.9 million for the three months ended March 31, 2010 and 2009, respectively, and $116.1million and $112.5 million for the nine months ended March 31, 2010 and 2009, respectively.

There have been several recent developments fueled by the recession that we believe will benefit us in the long term. Domestically, we are focused on new jurisdictional opportunities in Ohio, Illinois, Kansas, Iowa, Maryland, Florida, New York and California, and potential new markets including Massachusetts, Kentucky and Maine. The breadth and timing of such opportunities remains uncertain due to the legislative process in these jurisdictions, as well as the difficult credit environment facing certain of our customers and the risk of continued economic uncertainty. We are also engaged in expanding our position in Mexico as it moves to Class III gaming and, in the future, the new Italian VLT market,  Australia and potentially Brazil. Further, as we continue to grow and gain market share in Asia, opportunities are anticipated to arise in that region which would enable us to further expand internationally.

Net cash provided by operating activities from continuing operations decreased 12% to $69.9 million from $79.8 million during the nine months ended March 31, 2010 and 2009, respectively. Excluding impairment charges, each fiscal period had similar operating results, but the current fiscal period’s cash flow from operations was negatively impacted primarily by increases in accounts and notes receivable as we have continued to provide a greater amount of extended payment terms to select customers due to the challenging economic environment, when compared to the same period last year. Since March 31, 2009, we have also reduced our debt by $87.3 million, including paying down the revolving line of credit to zero.

Management continuously monitors and reviews its SG&A expenses in comparison to revenues. SG&A expenses from continuing operations increased as a percentage of revenue to 28% and 26% during the three and nine months ended March 31, 2010, respectively, when compared to 26% and 25% during each of the same periods in the prior year, respectively. The increase in SG&A as a percentage of revenue during the three months ended March 31, 2010 was due primarily to increases travel and advertising and promotional expenditures due primarily to the Systems user conference held during the third quarter, as well as increases in bad debt expense. The increase in SG&A as a percentage of revenue during the nine months ended March 31, 2010 was due primarily to a $3.0 million insurance reimbursement recognized during the nine months ended March 31, 2009. The reimbursement was from claims for the 2005 U.S. Gulf Coast hurricanes, which destroyed or temporarily shut down our gaming operations in the region when our rental and daily fee games were destroyed in third party locations and reduced SG&A expenses during the nine months ended March 31, 2009.

Results of Operations

Our results of continuing operations are summarized below:

	Overall Consolidated Operating Results
	Three Months Ended March 31,				Nine Months Ended March 31,
	2010	% Rev	2009	% Rev	2010	% Rev	2009	% Rev

Revenues	$190.6	100%	$196.8	100%	$582.9	100%	$647.8	100%
Selling, general and administrative	52.5	28%	50.2	26%	151.5	26%	161.3	25%
Research and development costs	20.3	11%	19.3	10%	59.3	10%	58.5	9%
Impairment charges	11.4	6%	—	—	11.4	2%	—	—
Operating income	35.1	18%	47.4	24%	135.7	23%	155.0	24%
Income from continuing operations	$20.7	11%	$28.1	14%	$82.5	14%	$88.1	14%

We are one of the leading providers of technology to the gaming industry. Bally Gaming and Systems consists of three primary sub-groups: Gaming Equipment, which includes the sale of gaming devices and related equipment, parts and conversion kits; Gaming Operations, which includes the operation of wide-area progressive, video lottery and centrally determined systems and the rental of gaming devices and content; and Systems, which includes the sale and support of computerized monitoring systems and related recurring hardware and software maintenance revenue.

The summary financial results and operating statistics are as follows:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2010	%	2009	%	2010	%	2009	%
	(dollars in millions)
Revenues:
Gaming Equipment	$69.4	36%	$70.2	36%	$210.2	36%	$278.8	43%
Gaming Operations	69.7	37%	70.0	35%	209.6	36%	204.2	32%
Systems	51.5	27%	56.6	29%	163.1	28%	164.8	25%
Total revenues	$190.6	100%	$196.8	100%	$582.9	100%	$647.8	100%

Gross Margin:
Gaming Equipment (1)	$35.5	51%	$31.2	45%	$106.4	51%	$128.5	46%
Gaming Operations	49.9	72%	50.7	72%	149.8	71%	143.3	70%
Systems (1)(2)	38.8	75%	40.0	71%	116.1	71%	117.0	71%
Total gross margin	$124.2	65%	$121.9	62%	$372.3	64%	$388.8	60%

Selling, general and administrative(2)(3)	$52.5	28%	$50.2	26%	$151.5	26%	$161.3	25%
Research and development costs	20.3	11%	19.3	10%	59.3	10%	58.5	9%
Impairment charges	11.4	6%	—	—	11.4	2%	—	—
Depreciation and amortization(3)	4.9	2%	5.0	2%	14.4	3%	14.0	2%
Operating income	$35.1	18%	$47.4	24%	$135.7	23%	$155.0	24%

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

(3)          Costs previously included in the Parent Company’s selling, general and administrative and depreciation and amortization in the prior year have been consolidated with Bally Gaming Equipment and Systems in the current period.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Operating Statistics
New gaming devices	4,571	4,368	13,504	17,065
Original Equipment Manufacturer (“OEM”) units	—	—	—	505
New unit Average Selling Price (“ASP”)	$13,979	$14,191	$14,134	$14,263

	As of March 31,
	2010	2009
End of period installed base:
Gaming monitoring units installed base	381,000	355,000
Systems managed cashless games	318,000	306,000

Wide-area progressive	985	1,029
Local-area progressive	25	192
Total linked progressive systems	1,010	1,221

Rental and daily-fee games	12,514	12,208
Lottery systems	7,774	8,152
Centrally determined systems	50,245	47,637

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Total revenues decreased $6.2 million, or 3%, in the three months ended March 31, 2010, when compared to the same period last year, as a result of the following:

Gaming Equipment Revenue. Gaming Equipment revenue decreased $0.8 million, or 1%, to approximately $69.4 million. Sales of new gaming devices increased 5% to 4,571 units in the three months ended March 31, 2010, when compared to 4,368 units in the same period last year. The increase in new gaming device unit sales was offset by increases of $3.3 million of trade-in allowances and customer discounts, when compared to the same period last year. ASP decreased to $13,979 in the three months ended March 31, 2010 compared to $14,191 in the same period last year. The 1% decrease in ASP was primarily as a result of lower priced shipments to one international market where we also earn a recurring fee.

Gaming Equipment Gross Margin. Gaming Equipment gross margin increased to 51% in the three months ended March 31, 2010 from 45%, in the same period last year, primarily as a result of improved purchasing and manufacturing efficiencies. In addition, royalty expense decreased $1.6 million in the three months ended March 31, 2010 when compared to the same period last year, due to a reduction in fees associated with unit sales and game conversions with third party titles. There was also a $0.5 million decrease in inventory write-downs during the period as a result of improved material planning efforts and a concentrated effort to convert or rework slower moving inventory, when compared to the same period last year.

Gaming Operations Revenue. Gaming Operations revenue was $69.7 million and $70.0 million for the three months ended March 31, 2010 and 2009, respectively. Improvements in rental and license revenue were offset by increases in customer allowances and promotions during the same period.

Gaming Operations Gross Margin. Gross margin was consistent at 72% in both the three months ended March 31, 2010  and 2009. During the current period, there was a $1.6 million increase in progressive jackpot expense which was offset by decreases in gaming taxes, parts and other costs during the period.

Systems Revenue. Systems revenue decreased $5.1 million, or 9%, to approximately $51.5 million in the three months ended March 31, 2010, when compared to the same period last year, primarily as a result of a reduction in the number of installations during the period. Decreases in hardware and software revenue were partially offset by an increase in maintenance revenue by $1.9 million, or 14%, in the three months ended March 31, 2010, when compared to the same period last year, as a result of the increased installed base of customers using our systems.

Systems Gross Margin. Systems gross margin increased to 75% in the three months ended March 31, 2010 from 71%, in the same period last year, primarily as a result of a change in the mix of products sold in the comparative periods and a reduction in hardware cost year over year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.3 million, or 5%, in the three months ended March 31, 2010, when compared to the same period last year, due primarily to a increase in advertising and trade show expenditures and bad debt expense which was partially offset by a decrease in consulting and legal fees. Advertising and trade show expense increased due primarily to costs associated with the systems user conference held during the quarter. Bad debt expense increased due primarily to increase in accounts and leases receivable and the write-off of certain notes receivable during the quarter. Consulting fees decreased due to a company-wide initiative to reduce external consulting and convert individuals to full time positions only where necessary and legal fees decreased due to a reduction in services provided during the same period.

Research and Development Costs. Research and development costs increased $1.0 million, or 5%, in the three months ended March 31, 2010, when compared to the same period last year. We remain focused on our technology assets due to the competitive landscape that requires a continual investment in future generations of gaming products and systems.

Impairment Charges. Impairment charges of $11.4 million were recorded during the three months ended March 31, 2010 due to the evolving circumstances in Alabama where the legality of charitable bingo gaming is under challenge by the state’s governor and there are also several lawsuits pending before the State’s Supreme Court which could negatively affect charitable gaming in the state. See Note 4 to the unaudited condensed consolidated financial statements, Impairment Charges.

Depreciation and Amortization Expense. Depreciation and amortization expense was consistent at $4.9 million and $5.0 million in the three months ended March 31, 2010 and 2009, respectively.

Nine Months Ended March 31, 2010 Compared to Nine Months Ended March 31, 2009

Total revenues decreased $64.9 million, or 10%, in the nine months ended March 31, 2010, when compared to the same period last year, as a result of the following:

Gaming Equipment Revenue. Gaming Equipment revenue decreased by $68.6 million, or 25%, to approximately $210.2 million primarily as a result of a 21% decrease in new gaming device sales to 13,504 units in the nine months ended March 31, 2010. New gaming device sales decreased due to a continued sluggish North America replacement market and fewer new casino openings and expansions during this period as compared to the same period last year. During the nine months ended March 31, 2010, trade-in allowances and customer discounts increased $6.3 million, when compared to the same period last year. In addition, during the nine months ended March 31, 2009, we sold 505 OEM units. ASP decreased 1% to $14,134 in the nine months ended March 31, 2010 compared to $14,263 in the same period last year. The decrease in ASP was primarily as a result of lower priced shipments to one international market where we also earn a recurring fee.

Gaming Equipment Gross Margin. Gaming Equipment gross margin increased to 51% in the nine months ended March 31, 2010 from 46%, in the same period last year, primarily as a result of improved purchasing and manufacturing efficiencies. In addition, royalty expense decreased $5.3 million in the nine months ended March 31, 2010 when compared to the same period last year, due to a reduction in fees associated with unit sales and game conversions with third party titles. There was also a $1.9 million decrease in inventory write-downs during the period as a result of improved material planning efforts and a concentrated effort to convert or rework slower moving inventory, when compared to the same period last year.

Gaming Operations Revenue. Gaming Operations revenue increased $5.4 million, or 3%, to approximately $209.6 million in the nine months ended March 31, 2010, when compared to the same period last year, primarily as a result of an increase in participation and license revenue. The improvement in participation revenue was primarily due to an increase in premium revenue units and from our installed base of devices connected to our centrally determined systems (Class II, Video Lottery and iVIEW network) that increased 5% from 47,637 units as of March 31, 2009 to 50,245 units as of March 31, 2010. The improvement in license revenue was predominately from Florida and Washington.

Gaming Operations Gross Margin. Gross margin increased to 71% in the nine months ended March 31, 2010 from 70%, in the same period last year, primarily as a result of the increases in participation and license revenue which had little associated variable costs. During the nine months ended March 31, 2010, progressive jackpot expense increased $1.9 million, when compared to the same period last year.

Systems Revenue. Systems revenue decreased $1.7 million, or 1%, to approximately $163.1 million in the nine months ended March 31, 2010, when compared to the same period last year, primarily as a result of a reduction in the number of installations during the period. Decreases in hardware revenue were partially offset by an increase in maintenance revenue by $5.5 million, or 15%, in the nine months ended March 31, 2010, when compared to the same period last year, as a result of the increased installed base of customers on our systems.

Systems Gross Margin. Systems gross margin was consistent at 71% in both periods.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $9.8 million, or 6%, in the nine months ended March 31, 2010, when compared to the same period last year, due primarily to decreases in consulting, accounting and legal fees and partially offset by an increases in insurance expense and bad debt expense during the same period. Insurance expense increased due primarily to a $3.0 million insurance reimbursement recognized in the same period last year. The reimbursement was from claims for the 2005 U.S. Gulf Coast hurricanes which destroyed or temporarily shut down our gaming operations in the region when our rental and daily fee games were destroyed in third party locations and was recorded as a reduction in SG&A. Bad debt expense increased due primarily to increase in accounts and leases receivable and the write-off of certain notes receivable during the same period. The decrease in consulting expense was due to a company-wide initiative to reduce external consulting and convert individuals to full time positions only where necessary. Accounting fees and legal fees decreased due to a reduction in services provided during the same period as a result of improved internal controls.

Research and Development Costs. Research and development costs increased $0.8 million, or 1%, in the nine months ended March 31, 2010, when compared to the same period last year. We remain focused on our technology assets due to the competitive landscape that requires a continual investment in future generations of gaming products and systems.

Impairment Charges. Impairment charges of $11.4 million were recorded during the nine months ended March 31, 2010 due to the evolving circumstances in Alabama where the legality of charitable bingo gaming is under challenge by the state’s governor and there are also several lawsuits pending before the State’s Supreme Court which could negatively affect charitable gaming in the state. See Note 4 to the unaudited condensed consolidated financial statements, Impairment Charges.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.4 million, or 3%, in the nine months ended March 31, 2010, when compared to same period last year, primarily as a result of additions of property and equipment and leased gaming equipment year over year.

Other Income (Expense), Income Tax Expense and Net Income Attributable to Noncontrolling Interests

Other income (expense) and income tax expense from continuing operations and net income (loss) attributable to noncontrolling interests was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
	(dollars in millions)
Other income (expense)
Interest income	$0.9	$0.7	$2.3	$2.8
Interest expense	(3.1)	(4.2)	(9.6)	(15.5)
Other, net	(1.0)	(0.8)	(1.9)	(5.0)
Total other expense	$(3.2)	$(4.3)	$(9.2)	$(17.7)

Income tax expense	$(11.3)	$(15.1)	$(44.0)	$(49.2)
Net income attributable to noncontrolling interests	$(0.5)	$(1.4)	$(1.6)	$(1.2)

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Other Income (Expense). Other expense decreased $1.1 million, or 26%, in the three months ended March 31, 2010, when compared to the same period last year, due primarily to a decrease in interest expense during the same period. Interest expense decreased $1.1 million due to a reduction in both the principal balance and the interest rate on the term loan which decreased from 5.14% in three months ended March 31, 2009 to 4.64% in the same period this year. In December 2008, we entered into a floating-to-fixed interest rate swap to fix the interest rate at 1.89% plus an applicable margin (2.75% at March 31, 2010) until the term loan’s maturity in September 2012.

Income Tax Expense. The effective income tax rate for the three months ended March 31, 2010 and 2009 was 34.8% and 34.6%, respectively. At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate, as necessary.

Net income (loss) attributable to noncontrolling interests. Net income attributable to noncontrolling interests decreased in the three months ended March 31, 2010, when compared to the same period last year, due primarily to a decrease in net earnings from certain noncontrolling interests.

Nine Months Ended March 31, 2010 Compared to Nine Months Ended March 31, 2009

Other Income (Expense). Other expense decreased $8.5 million, or 48%, in the nine months ended March 31, 2010, when compared to the same period last year, due primarily to a decrease in interest expense and a decrease in losses incurred on foreign currency transactions as a result of the weakening U.S. dollar. Interest expense decreased $5.9 million, or 38%, due to a reduction in both the principal balance and the interest rate on the term loan which decreased from 6.61% in nine months ended March 31, 2009 to 4.64% in the same period this year. Losses on foreign currency transactions decreased $2.3 million during the same period. In addition, other expense was higher in the prior period due to the write-off of previously capitalized debt issuance costs of $0.8 million with the financing of our term loan and revolving credit facility in September 2008.

Income Tax Expense. The effective income tax rate for the nine months ended March 31, 2010 and 2009 was 34.5% and 35.6%, respectively. At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate, as necessary.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests increased in the nine months ended March 31, 2010, when compared to the same period last year, due primarily to an increase in net earnings from certain noncontrolling interests.

Discontinued Operations

During the third quarter, we committed to a plan of disposition of our Rainbow Casino. On April 5, 2010, we entered into a definitive purchase agreement with Isle of Capri Casinos, Inc. (“Isle”) to sell the Rainbow Casino pending regulatory approval. Under the terms of the agreement, Isle will pay us approximately $80.0 million in an all-cash transaction.  The expected closing date is June 30, 2010.

The assets and liabilities of the Rainbow Casino were classified as held for sale as of March 31, 2010 and June 30, 2009 and the results of its operations for the three and nine months ended March 31, 2010 and 2009 were classified as discontinued operations because we do not expect to continue to receive significant cash flows from the Rainbow Casino after the planned sale.

Rainbow’s revenues, reported in discontinued operations for the three and nine months ended March 31, 2010 and 2009, were $10.4 million and $10.8 million and $28.0 million and $30.5 million, respectively. We recorded income from discontinued operations, net of income taxes, for the three and nine months ended March 31, 2010 and 2009 of $2.4 million and $2.5 million and $5.5 million and $6.2 million, respectively. Inter-segment revenues, eliminated in consolidation, were $0.3 million and $0.1 million and $0.4 million and $1.2 million for the three and nine months ended March 31, 2010 and 2009, respectively. See Note 3 to the unaudited condensed consolidated financial statements, Assets Held For Sale and Discontinued Operations.

Financial Condition and Liquidity

Working Capital

	March 31,	June 30,	Increase (decrease)
	2010	2009	Amount	%
	(in 000s)
Cash and cash equivalents	$75,993	$55,886	$20,107	36%

Total long-term debt, including current maturities	$182,534	$209,087	$(26,553)	(13)%

Total current assets	$496,767	$465,607	$31,160	7%
Total current liabilities	170,464	178,050	(7,586)	(4)%
Net working capital	$326,303	$287,557	$38,746	13%

As of March 31, 2010 and June 30, 2009, we had $76.0 million and $55.9 million, respectively, in consolidated cash and cash equivalents from continuing operations. Cash from the Rainbow Casino, classified as assets held for sale, was $5.8 million and $8.7 million as of March 31, 2010 and June 30, 2009, respectively, and included approximately $3.3 million and $3.1 million, respectively, of cash that is held in vaults, cages or change banks.

Pursuant to various state gaming regulations, certain cash accounts are maintained to ensure availability of funds to pay wide-area progressive jackpot awards in installments, rather than in one lump-sum. At March 31, 2010 and June 30, 2009, these accounts had an aggregate value of approximately $7.3 million and $9.1 million, respectively, which are classified as restricted cash in our unaudited condensed consolidated balance sheets. In addition, we purchase U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive winnings in annual or weekly installment payments. These securities are included in restricted long-term investments in the accompanying unaudited condensed consolidated balance sheets, and totaled $12.2 million and $12.1 million as of March 31, 2010 and June 30, 2009, respectively.

Our net working capital increased $38.7 million in the nine months ended March 31, 2010, when compared to the same period last year, and was primarily affected by an increase of $20.1 million in cash and cash equivalents and by the following components:

•                  An increase of $44.5 million in current accounts and notes receivable due primarily to certain new systems contracts, the extension of payment terms and international sales during the period and an increase of $2.1 million in notes receivable for the current portion of loans made to customers;

•                  A decrease of $8.5 million in prepaid and refundable income tax due to tax refunds and the use of prior year overpayments for current year estimated taxes;

•                  A decrease of $10.0 million in inventories due primarily to a decline in expenditures due to improved processes in managing inventory, including the continuous improvement of purchasing and inventory controls;

•                  A combined decrease of $5.0 million in prepaid and other current assets due primarily to amortization of expense during the period and the reclassification of certain deposits to long-term due to the extension of terms;

•                  A decrease of $7.1 million in current deferred revenue, partially offset by a $4.4 million decrease in current deferred cost of revenue, due to the recognition of previously deferred sales and related costs in accordance with our revenue recognition policy; and

•                  An increase of $4.7 million in current maturities of long-term debt due primarily to the increase in quarterly principal payments from $6.25 million to $8.75 million beginning in December 2009 that increases to $11.25 million in December 2010, which was offset by decrease of $2.8 million in related party debt which was paid in full in December 2009.

On September 29, 2008, we entered into a $225.0 million term loan and a $75.0 million revolving credit facility (collectively, the “Credit Facility”). The proceeds from the Credit Facility and cash on hand of $14.6 million were used to repay the then existing bank term loans totaling $289.6 million. We used cash-on-hand to pay for fees and expenses totaling $10.7 million which are being amortized over the term of the Credit Facility.

As of March 31, 2010, there was approximately $75.0 million of undrawn availability under the revolving credit facility. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit.

Subsequent to March 31, 2010, we entered into a new $75.0 million revolving credit facility, which matures in March 2014, which increased our total undrawn revolver capacity to $150.0 million. The new revolver has the same terms, security, pricing and conditions as the existing Credit Facility, which was executed on April 9, 2010. We paid approximately $0.9 million in fees and expenses.

The interest rate on the term loan is subject to a leverage based pricing grid. If our leverage ratio, as defined under the term loan, is greater than 1.5, the interest rate will be LIBOR plus a margin of 3.25%; if the leverage ratio is between 1.0 and 1.5, the interest rate will be LIBOR plus a margin of 3.00%; and if the leverage ratio is below 1.0, the interest rate will be LIBOR plus a margin of 2.75%. In December 2008, we entered into a floating-to-fixed interest rate swap to fix the floating LIBOR based debt under the term loan to fixed rate debt at an interest rate of 1.89% plus an applicable margin (2.75%, as of March 31, 2010) for the remaining term.

Subsequent to March 31, 2010, we amended the Credit Facility to, among other items, change the leverage-based pricing grid. If the leverage ratio, as defined under the term loan, is greater than 2.5, the interest rate will be LIBOR plus a margin of 3.25%; if the leverage ratio is between 2.0 and 2.5, the interest rate will be LIBOR plus a margin of 3.00%; if the leverage ratio is between 1.5 and 2.0, the interest rate will be LIBOR plus a margin of 2.75%; if the leverage ratio is between 1.0 and 1.5, the interest rate will be LIBOR plus a margin of 2.50%; and if the leverage ratio is below 1.0, the interest rate will be LIBOR plus a margin of 2.25%. We paid approximately $1.85 million in fees and expenses for the amendment which was executed on April 9, 2010. The amendment did not effect the floating-to-fixed interest rate swap.

The term loan is in its second year and requires quarterly principal reductions of $8.75 million through September 30, 2010 and $11.25 million quarterly during each of the third and fourth years of the agreement, with a balloon payment due at maturity in September 2012. The Credit Facility is collateralized by substantially all of our domestic property and is guaranteed by each of our domestic subsidiaries, excluding any noncontrolling interests, and is secured by a pledge agreement.

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

The financial covenants under the Credit Facility consist of a leverage ratio and a fixed charges coverage ratio. The leverage ratio is computed as total debt outstanding at the end of the quarter divided by the trailing twelve months Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), excluding certain cash and non-cash charges. The fixed charges coverage ratio is computed as EBITDA, adjusted for the trailing twelve months capital expenditures, share repurchases and cash taxes paid, divided by the trailing twelve months interest charges plus all payments of principal made during the previous twelve months. We were in compliance with all of the covenants under the Credit Facility as of March 31, 2010.

Management believes that cash flows from current operating activities will provide us with sufficient capital resources and liquidity to operate our business for at least the next 12 months.

At March 31, 2010, we had no material commitments for capital expenditures.

Cash Flow Summary

Cash flows from continuing operating activities are derived primarily from Bally Gaming Equipment and Systems which consists of three primary cash flow sources: Gaming Equipment, which includes the sale of gaming devices and related equipment, parts and conversion kits; Gaming Operations, which includes the operation of linked progressive systems, video lottery and centrally determined systems and the rental of gaming devices and content; and Systems, which includes the sale and support of computerized monitoring systems and related recurring hardware and software maintenance revenue. Cash flows from discontinued operating activities, or Casino Operations, are derived from the operation of the Rainbow Casino. We utilize our cash to acquire materials for the manufacture of goods for resale, to pay payroll, interest, taxes and selling, general and administrative expenses and to fund research and development activities.

Our primary sources of liquidity include existing cash and cash equivalents, cash flows from all operating activities and the availability of funds under our revolving credit facility. Cash flow from all operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities.

Cash flows provided by continuing operating activities were $69.9 million in the nine months ended March 31, 2010 as compared to $79.8 million in the same period last year, a $9.9 million decrease. Excluding impairment charges, each fiscal period had similar operating results, but the current fiscal period’s cash flow from operations was negatively impacted primarily by increases in accounts and notes receivable as we have continued to provide a greater amount of extended payment terms to select customers due to the challenging economic environment, when compared to the same period last year. Cash flows provided by discontinued operating activites were $8.4 million and $8.8 million in the nine months ended March 31, 2010 and 2009, respectively.

Cash utilized for investing activities from continuing operations is primarily for additions to property, plant and equipment for purchases of furniture, fixtures, office and gaming equipment and improvements in leaseholds, financing arrangements with customers and investments in technology assets. During the nine months ended March 31, 2010, we made capital expenditures of $6.8 million. In addition, we purchased $4.8 million in intangible assets and loaned $15.8 million to customers during the same period. Cash utilized for investing activities from discontinued operations was primarily for additions to property, plant and equipment and was $0.1 million during the nine months ended March 31, 2010.

Cash utilized for financing activities from continuing operations is primarily for the payment of principal on our debt, distributions to noncontrolling interests, as well as for the purchase of shares of our common stock. We made payments of $26.6 million on our notes payable and purchased 1,116,451 shares of our common stock for $44.2 million under our share repurchase plan during the nine months ended March 31, 2010.

Cash provided by financing activities is primarily from proceeds from the exercise of stock options and purchases of stock under our Employee Stock Purchase Plan (“ESPP”) and excess tax benefits of stock option exercises. During the nine months ended March 31, 2010, employees exercised options for 1,734,342 shares of common stock for $23.4 million and purchased 40,671 shares of common stock for $1.4 million under our ESPP.

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2009 10-K. With exception to revenue recognition which is discussed below, there were no material changes to those policies during the nine months ended March 31, 2010.

Recently adopted accounting pronouncements — Revenue recognition

Effective July 1, 2009, we adopted the provisions of two new Accounting Standards Updates (“ASU”) affecting revenue recognition: ASU No. 2009-13, Multiple Deliverable Revenue Arrangements and ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements. We elected to adopt these ASUs prior to the required effective date using the prospective method as permitted under the guidance. Accordingly, this guidance is being applied to all new or materially modified revenue arrangements entered into since the start of our fiscal year of adoption, which is July 1, 2009.

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

The impact of applying the new accounting guidance to new or materially modified arrangements entered into since July 1, 2009, is as follows:

	Three Months Ended March 31, 2010		Nine Months Ended March 31, 2010
	As Reported	Pro Forma Basis as if the Previous Accounting Guidance Were in Effect	As Reported	Pro Forma Basis as if the Previous Accounting Guidance Were in Effect
	(in 000s)
Revenues:
Gaming Equipment	$69,393	$61,212	$210,187	$194,861
Systems	51,524	51,992	163,146	162,764
Gaming equipment and systems	$120,917	$113,204	$373,333	$357,625

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

The impact on current and future periods is also dependent upon the prevalence of extended payment term arrangements. Under the new guidance, revenue from non-software elements is no longer accounted for under software revenue recognition guidance; accordingly, the existence of extended payment terms to customers with appropriate credit does not impact the recognition of revenue.  Under the previous guidance extended payment terms in excess of 24 months would be deferred as the arrangements were not considered to have fixed and determinable fees.  Accordingly, revenue was previously recorded in accordance with the terms of sale for contracts with payment terms of 24 months or less, or as cash was received for contracts with payment terms in excess of 24 months. Under the new guidance, revenue from non-software elements will no longer be deferred based on the existence of extended payment terms provided sufficient evidence exists to determine collectability is probable.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of March 31, 2010, we had total debt outstanding of approximately $182.5 million, consisting primarily of $182.5 million outstanding under our term loan and $34,000 in other debt. See Note 6 to unaudited condensed consolidated financial statements, Long-Term Debt. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in the 2009 10-K, to which there were no material changes during the period covered by this Quarterly Report on Form 10-Q.

Foreign Currency Exchange Rate Risk

Our foreign subsidiaries generally use their domestic currency as their functional currency. A 10% fluctuation in the exchange rates of these currencies against the U.S. dollar would result in a corresponding change in earnings reported in the consolidated group of approximately $0.8 million.

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

Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

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

Changes in Internal Control Over Financial Reporting during the Quarter Ended March 31, 2010

Although we update our internal controls as necessary to accommodate any modifications to our business processes and accounting procedures as part of our normal operations, there were no changes in our internal control over financial reporting that occurred in the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.          LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 11 to the unaudited condensed consolidated financial statements, Commitments and Contingencies, which is incorporated by reference in response to this item.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 2, 2009, the Board of Directors approved a new share repurchase plan to purchase up to $100 million of common stock effective January 1, 2010 that replaced the Company’s previously existing $100 million share repurchase plan. On April 4, 2010, the Company’s Board of Directors approved a new share repurchase plan to purchase up to $150 million of common stock which replaced the previous plan. Purchases of shares can be made under the plan from time to time in the open market or in privately negotiated transactions using available cash, subject to price and market conditions. Our quarterly share repurchases under the current plan, excluding treasury shares acquired in non-cash transactions related to forfeited stock awards and shares exchanged for options exercised, were as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (Per Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs
				$100,000,000
January 1 - January 31, 2010	134,382	$43.20	134,382	$94,194,555
February 1 - February 28, 2010	153,200	$39.17	153,200	$88,194,233
March 1 — March 31, 2010	35,000	$38.63	35,000	$86,842,286
Total	322,582	$40.79	322,582

ITEM 6.  EXHIBITS

Exhibits	Description

10.1*	Bally Technologies, Inc. 2010 Long Term Incentive Plan

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*      Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALLY TECHNOLOGIES, INC.		Date: May 3, 2010

By	/s/Richard Haddrill
Richard Haddrill
President and Chief Executive Officer
(Principal Executive Officer)

By	/s/Robert C. Caller
Robert C. Caller
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)