Form 10-K
period 2010-06-30
BALLY TECHNOLOGIES, INC.
filed 2010-08-26
CIK 2491

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

The aggregate market value of the common stock, $0.10 par value, held by non-affiliates of the registrant, computed based on the closing sale price as of December 31, 2009 of $41.29 per share as reported by the New York Stock Exchange, was approximately $2,246,000,000.

According to the records of the registrant's registrar and transfer agent, the number of shares of the registrant's common stock outstanding as of August 19, 2010 was 53,941,000, which do not include 5,560,000 shares held in treasury.

Documents Incorporated by Reference:    Portions of the registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year ended June 30, 2010, are incorporated by reference in Part III of this Annual Report on Form 10-K.

BALLY TECHNOLOGIES, INC.
FORM 10-K
Year Ended June 30, 2010

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

PART I

ITEM 1.    BUSINESS

General

Bally Technologies, Inc. is a diversified, worldwide gaming company that innovates, designs, manufactures, operates, and distributes advanced technology-based gaming devices, systems and server-based solutions.

As a global, leading gaming-systems company, we offer technology solutions which provide gaming operators with a wide range of marketing, data management and analysis, accounting, player tracking, security, and other software applications and tools to more effectively manage their operations. We also provide technologies to utilize a networked, server-based gaming environment. Our primary hardware technologies include spinning-reel and video gaming devices, specialty gaming devices and wide-area progressive systems for traditional land-based, riverboat and Native American casinos, video lottery and central determination markets, and specialized system-based hardware products.

On June 8, 2010, we completed the sale of the Rainbow Casino, a dockside riverboat casino in Vicksburg, Mississippi for approximately $80.0 million in an all-cash transaction. As a result of the sale, our Casino Operations were classified as discontinued operations in the accompanying financial statements. See Note 3 to the consolidated financial statements, Assets Held for Sale and Discontinued Operations.

We were founded in Chicago, Illinois in 1932 as Bally Manufacturing Corp. The Company was incorporated in Nevada on September 30, 1968, under the name Advanced Patent Technologies. Following two other name changes, we became Alliance Gaming Corporation on December 19, 1994, and on March 6, 2006, we changed our name to Bally Technologies, Inc. Our principal executive offices are located at 6601 South Bermuda Road, Las Vegas, Nevada 89119; telephone (702) 584-7700. Our website is www.BallyTech.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those filings are available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Company and Product Overview

We generate revenue from the following:

•	Gaming Equipment,	which includes the sale of gaming devices and related equipment, parts and conversion kits which enable our customers to replace game content without purchasing a new game cabinet;
•	Gaming Operations,	which includes the operation of linked progressive systems, video lottery and centrally determined systems and the rental of gaming devices and content; and
•	Systems,
which includes the sale and support of specialized systems-based software and hardware products which provide our customers with a wide range of marketing, player bonusing, data management, accounting, player tracking, security, and other software applications and related recurring hardware and software maintenance revenue.

Prior to the sale of the Rainbow Casino, our business consisted of two business segments, the Bally Gaming Equipment and Systems segment and the Rainbow Casino ("Casino Operations") segment. As of June 30, 2009, our Casino Operations were reclassified as assets held for sale and liabilities related to assets held for sale in our Consolidated Balance Sheets, and for the years ended June 30, 2010, 2009 and 2008 were classified as discontinued operations in our Consolidated Statements of Operations, Consolidated Statements of Stockholders' Equity and Consolidated Statements of Cash Flows.

Although we market our gaming equipment, gaming operations and systems product lines separately the three are fast coming together with the proliferation of high-speed networks. Ethernet-based gaming floors, downloadable and server-based games and applications, and the use of open protocols and common industry standards in game and system development, such as Gaming Standard Association ("GSA") protocols, are helping to drive innovation in the gaming industry. This convergence adds excitement to the player experience, increases customer service solutions for gaming operators, enables new ways to communicate and market to the player, and provides operational efficiencies that can increase our customer's profits.

We are focused on the convergence of games and systems in four key ways:

  •
  The majority of our systems and network and server-based solutions are backwards compatible, which means that our newest technologies work on most gaming operators' existing gaming devices;

  •
  Our new Pro Series™ cabinets with ALPHA 2™ technology will feature a library of downloadable game content and support network and server-based applications;

  •
  Our iVIEW™ Display Manager™ ("DM") in-game picture-in-picture style technology supports an array of network and server-based applications designed to add excitement and interactivity on the gaming floor; and

  •
  Our Bally Command Center™ is a powerful, server-based solution that enables download of game content, iVIEW DM™ content and events, and peripheral updates at the touch of a button, dramatically improving operating efficiencies and enabling gaming operators to respond rapidly to the current business environment.

The following table sets forth the percentage of revenues from continuing operations for the periods indicated:

	Year Ended June 30,
	2010		2009		2008
	(dollars in 000s)
Gaming Equipment	$273.7	35%	$357.0	42%	$410.1	48%
Gaming Operations	287.0	37%	275.0	33%	236.0	28%
Systems	217.5	28%	211.8	25%	206.3	24%

	$778.2	100%	$843.8	100%	$852.4	100%

We innovate, design, manufacture, sell, distribute, place, maintain and operate a full range of advanced technology-based gaming devices and related equipment, parts and conversion kits for our customers (gaming operators). These devices include reel-spinning and video gaming devices, specialty gaming devices and wide-area progressive systems for traditional land-based, riverboat and Native American casinos, video lottery and central-determination markets. The gaming devices we sell or place are configured to specific requirements based on a customer's particular order. Gaming devices are differentiated by a number of factors including, but not limited to, game theme, cabinet style, pay table, game layout, betting denomination and minimum/maximum betting amount.

A gaming device consists of three elements:

  •
  The game cabinet hardware—the outside presentation cabinetry that houses the operating system and game content software and is the way the player interfaces with the game;

  •
  The operating system, or game platform—a set of software programs inside the gaming cabinet hardware that regulate the ways the game application software programs utilize the game hardware and act as an intermediary between application programs, the game content and the game cabinet hardware; and

  •
  The game content—individual game titles and features that drive the gaming experience for players.

We believe providing advanced, technology-based gaming devices, content, and networks with high entertainment value and key operational advantages, coupled with a high level of customer service, is the key component to gaining market share. Much of our product development for new and emerging technologies, including many of our network and server-based solutions, is led by the Bally Innovation Lab. This lab, which consists of Bally team members from around the world, focuses on emerging and paradigm-shifting technologies through research and development of new gaming technologies, features, and products and was designed to accelerate the commercial deployment of the most cutting-edge, technology-based gaming devices, content, and systems.

Game Cabinet Hardware

Our gaming devices include a variety of innovative features and layouts in both spinning-reel and video formats in several different cabinet styles. Some devices feature high-profile top boxes with various game features and in various sizes, each geared towards specific market niches. The game cabinet hardware we create is the result of comprehensive product development efforts that include extensive internal, customer, and end player testing.

The major areas of hardware development include cabinet style, technical capability, controller circuit board design and programming, as well as user-interface devices such as card readers, keypads, button decks, and displays. We have developed a modular and extendible hardware and software architecture, which focuses development on achieving greater functionality, product reliability, ease of maintenance for our customer, and ease of use for the player. Hardware development efforts are focused on player appeal, product reliability, common components, and ease of maintenance. Development cycles for hardware can vary between a few months for minor revisions, to more than a year for major design changes.

We offer a number of cabinet designs including standard upright and slant tops, dramatic tower units, and bar-top cabinets which are marketed under our ALPHA Elite™ brand and our new Pro Series brand that we formally launched in June 2010.

ALPHA Elite Cabinets

Our ALPHA Elite cabinets features interchangeable video and spinning-reel configurations which are recognized for modularity, meaning that gaming operators can convert one game into another without having to invest in a whole new device. In addition to changing the cabinet from one game to another, the modularity of our cabinet series enables gaming operators to convert cabinets from video to spinning-reel games and replace top boxes, button decks, and other key parts, protecting gaming operators' previously invested capital. Also, the modularity of our cabinet series, combined with the use of common parts, makes maintenance easier for our customers, providing labor-saving benefits to gaming operators, while enabling a quicker manufacturing turnaround.

Key cabinets in the ALPHA Elite line include the V20/20, the S9E and the V32, with a 32-inch vertical touch-screen LCD display; the Digital Tower Series™ cabinets with vertical digital ladder displays; the DualVision™ multi-player video cabinet, designed for 'couples' cooperative play on our two-player games; and our Jumbo cabinets available in both video and spinning-reel configurations.

Pro Series Cabinets

We introduced the Pro Series cabinets, our latest generation cabinet design, in June 2010. The Pro Series cabinets, currently available in upright and slant versions, with other cabinet styles currently in development, feature a number of cutting-edge features such as the iDeck™, which replaces a standard button deck or OLED deck with a configurable touch screen; a custom four-speaker high-definition ("HD") surround-sound stereo, designed to target sound to the player and cut through noisy casino environments; exterior cabinet lighting and a super candle light crowning the game which are both synchronized to game play; up to a four-monitor play experience; a single bill validator and ticket printer slot; and vertically opening doors that make it easier to service the game and eliminate interruption to adjacent games.

Game Platform

Each gaming device requires a game platform to manage the device hardware and deliver the game content. Game platforms and the related computer systems are constantly updated and revised to keep pace with the ever-increasing complexity of modern game play requirements. The change in game-play requirements is driven by, among other things, changes in consumer demand, capacity, security, and regulation.

We currently offer two gaming platforms; the ALPHA platform and the new ALPHA 2 platform, which was launched in June 2010 building on the success, and reliability of the ALPHA platform.

ALPHA Platform

The ALPHA platform, which has been our standard game platform for the past five years, features a layered architecture and modular design, which allows for adaptability and simplified requirement changes. ALPHA is designed to support industry protocols. ALPHA also supports various game bonusing, multi-denomination, multi-game and multi-pay table game configurations and can operate with stand-alone, local, and wide-area progressive products.

ALPHA 2 Platform

The ALPHA 2 platform incorporates all the attributes of ALPHA, but adds significantly more powerful, faster, and richer features, including an INTEL® Core™ 2 processor; four gigabytes of dual-channel memory; Realtek™ HD audio; and leading video technology. This powerful hardware platform enables dramatic new levels of interactivity, visual quality, and performance, resulting in faster, richer, and more compelling games for players, including 3-Dimensional ("3D") graphics and animations. ALPHA 2 supports both existing and new game content and supports network and server-based applications and is operable with the Bally Command Center, discussed in detail below, which will allow downloadable access to Bally's game content via a central server. Although we are transitioning to ALPHA 2 as our standard game platform for the majority of our game cabinets, we will continue to support the ALPHA platform.

Game Development and Game Content

We have decades of experience developing entertainment content. We develop games for gaming operators, video lottery and central-determination markets around the globe. Our game content features original themes, licensed themes using well-known brands, and adaptations of well-known Bally brands such as Cash Spin, Hot Shot®, Quick Hit™, and Blazing 7s™ that can be found on most casino floors in North America and in several international markets. Our game content is deployed across wide-area progressive, local-area and near-area progressive slots, spinning-reel and video gaming devices, specialty gaming devices, and multi-suite games. We have worldwide game-development teams, with centers in Arizona, California, Nevada and India to develop innovative content for the gaming market.

The software development process for new game content, including graphics development, is continuous and requires a significant commitment of human resources. Creativity in software development is a key element in the market success and player appeal of our game content and gaming devices. Innovations in our development process and game design are generated internally and with the support of customers, and third parties, many of whom have entered into strategic relationships with us.

We continue to add more compelling, entertaining, and complex play mechanics to our games, including features such as multi-level progressives, free games, bonus bets, bonus spins, stacked wilds, mystery progressives, locked symbol bonuses, second-chance features, asset giveaways, multi-player, community play, and random bonus features.

With the release of our new ALPHA 2 platform and the new Pro Series cabinets, our game developers are able to develop even more exciting, entertaining, and interactive game content using HD surround-sound features, 3D animations that give the illusion of depth perception, player customization, gesture control, and the latest in touch-screen technology.

Game software development also includes gaming device operating systems and application development. This encompasses areas such as databases, interfaces, and protocols used in emerging technologies, including many network and server-based systems solutions, communication, security, and automated backup and failure procedures.

Game Parts and Conversion Kits

Customers that utilize our gaming devices also typically purchase replacement parts, upgrades, game conversion kits, and other products from us to keep the devices in good working order and to enhance the underlying performance of the devices. Certain equipment within gaming devices such as video monitors, bill validators, logic boards, and printers are typically replaced as a result of wear and tear or new technology offerings by our suppliers. These sales may also include game conversion kits that provide our customers the opportunity to offer a new game theme or variant on the existing product without the necessity of purchasing a new gaming device.

Maintenance, Trade and Resale Market

We generally offer a 90-day parts, labor, and performance warranty/guarantee for new gaming devices. We provide several after-sale services to our customers including customer education programs, a 24-hour customer service telephone hotline, a website for technical support, field service support programs, and spare parts programs. Our historical warranty expense as a percentage of revenues has been less than 1 percent.

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

Gaming Operations

Through our Gaming Operations division we offer gaming operators a wide range of rental (also known as participation or recurring revenue) options for our gaming devices and content. Operating gaming devices under a rental arrangement often requires us to invest capital in manufacturing the gaming device and related equipment, purchasing signs and seating, and, in certain cases, acquiring certain intellectual property rights. These rental devices are available as linked progressive systems, rental and daily-fee games, video lottery systems, and centrally determined systems.

Linked Progressive Systems

We offer our customers gaming devices featuring a common jackpot or prize award that can be linked (within a casino, in a local-area network, or among multiple casinos within a market or jurisdiction) in a wide-area network. Progressive gaming devices are typically offered to customers under a daily-fee arrangement based on a percentage of the money wagered on the participating gaming devices. In many cases, we use a portion of these revenues to fund the ultimate payment of the jackpot awards. We market our linked progressive systems under such titles as Instant Fortune™, Ultimate Tower of Power™, Quarter Million$™, Millionaire Sevens™ and 1,000,000 Degrees™. As of June 30, 2010, we had a total of 1,030 linked progressive systems.

Rental and Daily-Fee Games

We offer a variety of non-linked games and content on a rental basis for either a fixed daily fee or a fee based on the percentage of the net win generated by the gaming device. This category includes both gaming devices in which we retain ownership and charge a daily fee for the use of the gaming device, and gaming devices our customers purchase which are classified as game sales revenue. Gaming devices in which we retain ownership and charge a daily fee include rental and maintenance of the gaming device and licensing of the game content. For gaming devices our customers purchase, we provide the game content under a usage-fee arrangement that results in a lower daily-fee than leasing the entire gaming device. We market our rental and daily-fee games under such titles as Cash Spin, Ultimate Tower of Power, Hot Shot Progressive Cash Wheel™, Fireball™, 77777 Jackpot™, Reel Money™, Hot Shot Progressive®, Quick Hit Platinum™, Reel Winners™, Hee Haw®, and Monte Carlo™. As of June 30, 2010, we had a total installed base of rental and daily fee games of 13,194 units.

Video Lottery Systems

We offer video and spinning-reel devices that can operate as stand-alone devices or can interact with, or be monitored by, a central system maintained by governmental agencies. The financial model for this market requires us to build, deploy, and maintain the devices as well as provide the related equipment in return for a share of the net win generated by the device for a contractually fixed period of time.

Through a competitive bidding process, we, and prior to our acquisition thereof in March 2004, Sierra Design Group ("SDG"), were each awarded approximately 25 percent of the initial New York State Lottery ("NYSL") terminals to be installed at horseracing facilities throughout the state. As of June 30, 2010, we earned recurring revenue from our installed base of 6,429 video lottery devices operated by NYSL. We also earn recurring revenues from 1,310 video lottery devices deployed at horseracing facilities under agreements with the Delaware State Lottery Commission.

Centrally Determined Systems

We offer video and spinning-reel devices that connect to a central server, which determines the outcome of the game. These systems primarily operate in Native American casinos in Washington, Oklahoma and Florida, as well as in Mexico. In certain of these jurisdictions, our customers purchase our gaming devices, in which case the purchases are classified as game sales revenues. In other jurisdictions, our customers rent the gaming device, in which case the rental payments are classified as gaming operations revenues. In each case, for the use of our central determination software, we receive either a fixed daily fee or a percentage of the net win generated by the devices connected to the system. As of June 30, 2010, the total installed base of gaming devices connected to our centrally determined systems totaled 50,029.

In December 2005, we began selling centrally determined gaming devices in Mexico. In the Mexico market, we sell gaming devices for an upfront fee, in which the purchases are classified as game sales revenues, and derive a daily fee equal to a percentage of the net win for providing a system network, gaming content, and monitoring, maintenance and consulting. As of June 30, 2010, 11,992 of the total installed base of gaming devices connected to our centrally determined systems were deployed in Mexico. Included in the total installed base of centrally determined games in Mexico are 8,442 iVIEW in-game player-communication units installed in non-Bally games, in which we charge a system connection fee. The total installed base of centrally determined games noted above includes the iVIEW units in Mexico.

Bally Systems

We offer core, world-class slot-management and casino-management systems, coupled with a comprehensive suite of cutting-edge technology solutions which provide gaming operations of every size with a wide range of marketing, data management and analysis, accounting, player tracking, security, and other software applications and tools to more effectively manage their operations. We also provide technologies to utilize a networked, server-based gaming environment including a command center solution encompassing several innovative features for centralized management and control. These technologies help our customers improve communication with players, add excitement to the gaming floor, and enhance operating efficiencies through greater automation, reporting, and business intelligence.

Our Systems business has evolved significantly over the past few years as we have taken significant steps to improve our core slot, casino and table management systems. In fiscal year 2009, we released Version 11 of our core systems, a powerful platform re-engineered to world-class technology levels. Version 11 provides gaming operators with easy-to-use graphical interfaces; vertical and horizontal scalability; state-of-the-art distributed architectures; and support for multiple languages and currencies. Our development path for all systems products has been designed to develop all products on common naming conventions, Version 11 being the first. Today, there are more than 200 casinos using Version 11. The improvements in our core systems platforms resulted in a reliable and scalable foundation of slot, casino and table management systems. This solid, world-class core infrastructure and a unified strategic product roadmap have enabled us to implement new and innovative solutions for marketing, bonusing, and server-based gaming. In calendar year 2010, we will release several innovative products on Version 12 including new bonusing applications within our Elite Bonusing Suite™, predictive analytics within our Bally Business Intelligence™, intelligent way finding within Bally CoolSign® and the Bally Enterprise Progressive System™.

We believe we are the only provider in the industry that offers such a wide selection of technology platform options to our customers. More than 415,000 slot machines are connected to Bally Systems at more than 600 locations around the world.

Our Systems business is comprised of four key facets:

  •
  Hardware, which includes our iVIEW player-interface device and specialized system-based hardware products. Over the last two fiscal years, hardware sales have accounted for approximately 40 percent of Systems revenue;

  •
  Software, which includes licenses of our core systems and suite of player tracking, bonusing and marketing applications. Over the last two fiscal years, sales of software accounted for approximately 20 percent of Systems revenue;

  •
  Maintenance, which provides access to future enhancements or upgrades to the system software for a fee based on a percent of the license fee. Over the last two fiscal years, ongoing maintenance fees accounted for approximately 25 percent of Systems revenue.

  •
  Professional Services, which we offer to customers who want to customize system solutions or maximize their investment in systems technology. Over the last two fiscal years, professional services accounted for approximately 10 percent of Systems revenue; and

Slot, Casino and Table Management Systems

Our solutions, which support GSA protocols, operate on common platforms such as Windows ®, AS/400 (iSeries®), Linux and UNIX. By supporting these platforms, our customers can choose a technology solution that meets their existing or future infrastructure requirements.

Our slot-management systems are fully featured and designed to handle slot monitoring, slot accounting, slot operations, bonusing, sweepstakes, promotions, cashless transfer, ticketing, jackpots, promotional coupons, redemptions, and soft count.

Our casino-management systems are composed of various system-based hardware and software products that provide gaming operators player-loyalty solutions comparable to frequent guest programs offered in other leisure and retail industries; database marketing and table-game accounting solutions including the calculation of all revenue and expense-related items; and cage and credit accountability for all extensions of credit and cage cash balancing functions. These systems are designed and deployed in both domestic and international markets and adaptable to foreign languages and currencies.

Our TableView™ table-rating and player-tracking product brings automated management of table-game activities directly to the casino pit with a high-tech touch screen.

iVIEW Player-Communication Network

Our server-based iVIEW network serves as a way to communicate with players at the point-of-play. The iVIEW leverages an LCD screen and accompanying hardware and software that resides in the gaming device, while the iVIEW DM, also operating on the iVIEW network, allows casinos to present messages in a split or full screen format on the main video game display or video top box without interrupting traditional game play using picture-in-picture style technology.

Our iVIEW network is also designed to work with our Bally Command Center for server-based download of iVIEW content, our Elite Bonusing Suite of applications, our Bally CoolSign Media Management, and other new technologies under development. iVIEW and iVIEW DM work on any manufacturers' gaming devices and are backwards and forwards compatible, thus protecting gaming operators' previously invested capital. iVIEW content is customizable and can be tailored for each individual player when combined with Bally Business Intelligence™ and the operator's player database.

The iVIEW DM solution, with its customizable and player-configurable interface, is an especially compelling solution for marketing to players at the point-of-play. This picture-in-picture style technology enables enhanced communication and customer-service functions such as beverage service, floor mapping and real-time perishable promotions without interrupting game play. iVIEW DM can also be used to create excitement on the casino floor with floor-wide bonusing events; game-in-games; second-chance-to-win games; floor-wide tournaments; interactive touch-screen events, time-based promotions; and targeted player messaging all without interrupting game play.

iVIEW DM can be implemented across the entire gaming floor, in smaller sections of the floor, or bank-by-bank based on casino operator preference.

Elite Bonusing Suite

The Elite Bonusing Suite allows customers to reward players right at the point-of-play via the iVIEW network. Bonusing applications on the Elite Bonusing Suite server allow customers to tailor and automate promotions utilizing server-based applications such as DM Tournaments™, U-Spin Bonusing™, Power Winners™, Dynamic Random Bonusing™ and Lucky Match Bonusing™.

Bally CoolSign

Bally CoolSign is the gaming industry's leading gaming centric media management tool that allows gaming promotions and/or gaming information, triggered through any of our products, to be displayed onto any digital display. In addition to regular resort advertising, CoolSign can also be used to promote casino marketing messages directly onto hotel room TV's when used in conjunction with Bally TV.

Bally Business Intelligence

The Bally Business Intelligence applications, which span across all our products, bring state-of-the-art data analytics to a gaming operators', key executive and marketing-management teams. The executive dashboards, slot floor data, and transaction visualization, empower gaming operators to analyze customer activity and make quick decisions about products, floor layouts and marketing programs that can significantly enhance revenue and profits.

Bally Command Center

Our server-based command center enables gaming operators to download marketing content on iVIEW and iVIEW DM displays, configure gaming device paytables and game play options, and deliver new game content and game libraries from a central server. Bally Command Center also enables customers to perform updates of game firmware such as ticket printers and bill acceptors in a matter of minutes via a central server, rather than having to implement the update on each gaming device.

Bally Enterprise Progressive System™

The Bally Enterprise Progressive System is a single-wire enterprise progressive solution that supports all progressive types. This centrally managed application allows casino operators to manage and audit all progressives from one location and integrates with ACSC and SDS progressive slot accounting, reporting systems, and the Bally CoolSign digital media management system.

High-Speed Network Solutions

Over the past several years, as we have seen gaming content and systems applications merge into a single gaming-floor network architecture, the functionality of these systems has evolved from basic automation of manual activities to highly integrated applications. Our systems typically provide gaming operators with useful features such as active, real-time monitoring tools for gaming devices, tools to collect and manage customer data, security to protect against theft and data loss, the ability to track and reward players, and marketing programs to enhance the gaming experience.

As the gaming industry continues to evolve, some gaming operators have embraced new server-based and high-speed network technology. Many new gaming operations are opening with high-speed Ethernet connections on their floors, and many others are upgrading to high-speed networks. We partner with our customers to help them add network and server-based solutions to their existing systems offerings, whether on a floor-wide basis or in smaller sections of the floor or on selected banks of games. Once installed, these network and server-based solutions provide gaming operators with improved operating efficiencies and labor savings, and even more importantly, they give operators new and more efficient ways to market and communicate with their players. By marketing at the point-of-play and delivering floor-wide tournaments, bonusing events, and second-way-to-win games, customers are able to add even more excitement to game play across the gaming floor.

In-game marketing and communications solutions, such as Bally's iVIEW and iVIEW DM, when combined with the Bally Elite Bonusing Suite and Bally Command Center for centralized control, are very powerful ways to use network and server-based solutions for the benefit of the player and the operator.

The rate at which customers are implementing network and server-based solutions has been impacted by the global economic crisis and reduced capital to spend on upgrading gaming floors to high-speed network environments—a requirement for floor-wide, network and server-based solutions.

Research and Development

Our research and development ("R&D") activities are directed toward the development of world-class games and systems products, technologies, and the continued evolution and advancement of our current product line. We also focus R&D resources towards researching future technologies and products. The customer-centric nature of our Company also includes custom-development of applications and solutions for customers. These solutions often become part of our general product portfolio.

The scope of Bally's R&D is far-reaching, with major centers in Las Vegas and Reno, Nevada; Bangalore and Chennai, India; and smaller centers in Nice, France and throughout North America. Our R&D initiatives are performed by various business groups within the Company and across the globe, and this decentralized R&D presence enables us to more easily recruit and retain top talent and develop games and systems specific to each market. We centrally manage key cross-business group product initiatives to prioritize and align our R&D activities across these teams. In addition, we may augment our R&D initiatives through third-party development agreements with outside companies, or by entering into agreements with companies that have similar R&D areas of focus.

Our total expenditures for R&D were $80.3 million, $77.3 million, and $60.8 million during the years ended June 30, 2010, 2009 and 2008, respectively. The increase in R&D expenditures over this three-year period reflects our corporate focus on our technology assets, the expansion of technical resources, and the competitive landscape that requires continuous development of future generations of gaming products and systems.

Sales and Marketing

We have a direct sales force consisting of approximately 57 employees located in multiple offices, primarily in North America. We also, to a lesser extent, utilize an independent distributor network to distribute our products. The agreements we have with distributors generally specify minimum purchases and also provide that we may terminate the relationship if certain performance standards are not met.

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

The sale of enterprise systems is often a long process, at times extending beyond one year. Typically, a potential systems customer will participate in a formal evaluation and selection of a system vendor. The level of sales available to us at any point in time can vary materially due to a number of factors, including the capital budgets of our customers, availability of new product modules, timing associated with regulatory approvals, and the success and features contained in the products sold by our competitors. The price paid for a full system can vary materially from customer to customer depending on a number of factors, including, but not limited to, the size of the gaming operation and the number of functions contained in the system specified.

Global Marketing

Our global marketing program is designed to support our sales team through branding, public relations, product management, product marketing, and extensive market-research activities.

We promote brand awareness and generate demand through our own direct marketing as well as co-marketing programs with our casino customers. Our direct marketing activities include print and web-based advertising, as well as media relations, participation in industry trade shows, conference, and events, and gaming industry and player/consumer communications. We market primarily to business audiences, and focus on building awareness and generating demand for our games and systems solutions.

We currently have approximately 40 team members dedicated to marketing, with a focus on product management, casino-operator research, player research, and pre and post-product launch support. Over the past several years we have significantly increased our use of focus groups to support product development. These focus groups are an important tool for acquiring feedback on not-yet-released products, or new products, before they are broadly released to the market, and enable us to make changes to the product before we invest in a widespread product release.

Discontinued Operations

The Rainbow Casino, located in Vicksburg, Mississippi, began operations in July 1994. It is one of five casinos operating in the Vicksburg, Mississippi market with the fifth casino opening in late October 2008. The facility includes a 33,000 square-foot casino, a large buffet-style restaurant, and a 20,000 square-foot conference center. The casino also includes the 89-room Rainbow Hotel, which is owned and operated by a third party. Rainbow is marketed as a "locals" casino and draws mid-level gaming customers principally from within a 75-mile radius of Vicksburg. Its promotions are focused primarily on direct mail and special promotional events.

On April 5, 2010, we entered into a definitive purchase agreement to sell the Rainbow Casino. The sale closed on June 8, 2010. Under the terms of the agreement, we received approximately $80.0 million in an all-cash transaction. The Company recognized a gain on the sale of Rainbow of $22.1 million (net of approximately $12.2 million in income taxes).

The assets and liabilities of the Rainbow Casino were classified as held for sale as of June 30, 2009 and the results of its operations for the years ended June 30, 2010, 2009 and 2008 were classified as discontinued operations because we do not expect to continue to receive significant cash flows from the Rainbow Casino after the sale.

We were the general partner of Rainbow Casino Vicksburg Partnership, L.P. ("RCVP"), the limited partnership that operated Rainbow. The limited partner of RCVP was entitled to receive 10% of the net available cash flows of RCVP after debt service and other items, as defined in the limited partnership agreement, which increased to 20% of the net available cash flows based on the incremental amount of revenues in excess of $35.0 million, payable quarterly through December 31, 2010. We previously consolidated RCVP and recorded an adjustment to reflect the portion of earnings of RCVP attributable to minority shareholders.

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

Competition and Product Demand

The demand for gaming devices, content and systems varies depending on the level of new construction and renovation of casinos as well as market conditions that might generate the need for new and replacement equipment and product innovation. For the year ended June 30, 2010, our 10 largest customers, including corporate customers with multiple casino properties, accounted for approximately 31% of gaming device sales.

The demand for casino enterprise systems is driven by regulatory requirements in each applicable jurisdiction and by gaming operators' competitive need to properly track device and player activity and to establish and compile individual device and player profitability and other demographic information. These features enable casinos to develop or enhance marketing strategies. As more and more gaming operators move to high-speed networked floors, we expect the demand for new systems technologies will increase as customers replace older systems with new network and server-based systems solutions. Revenues for casino enterprise systems are derived from selling products to new or existing customers. For the year ended June 30, 2010, the 10 largest casino enterprise system customers, which include certain multi-site operators that have corporate agreements, accounted for approximately 41% of game monitoring unit sales revenues, with the largest single customer accounting for 6% of these revenues.

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

The competition for casino enterprise systems is also significant. Product feature and functionality, accuracy, reliability, service level and pricing are all among the key factors in determining a provider's success in selling its system. Our principal competition in casino enterprise systems currently consists of, among others, IGT, Aristocrat, Konami and several smaller competitive providers in the international market. Competition is keen in this market due to the number of providers and the limited number of casinos and jurisdictions in which they operate.

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

Las Vegas and Reno Technology Campus

In fiscal 2009, we leased an additional 36,000 of office space next door to our global headquarters facility in Las Vegas to create a Technology Campus for our game development, advanced development, and project management teams. In addition, we consolidated multiple facilities in Reno, Nevada, eliminated certain locations and leased additional space for a combined total of approximately 83,000 square feet to provide a more cohesive and larger campus-style environment to accommodate the growth of our game development, system development, product management, and administrative functions in northern Nevada.

Bally Innovation Lab

Our global Innovation Lab is located in Pleasanton, California, a major suburb of San Francisco. This allows us to draw from the significant high-tech talent that resides in the Silicon Valley. In our Innovation Lab, a team of employees focus on researching and developing new gaming technologies, products, and the rapidly growing area of server-based systems gaming. The Innovation Lab capitalizes on our R&D talent across the globe and is dedicated to developing, testing, and deploying the newest technology.

Manufacturing and Assembly

Our assembly operations have common hardware components that provide greater flexibility in our assembly operations where each product family can be produced by an expanded set of assembly lines with fewer internal product differences and more streamlined testing.

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

Patent, Copyright and Trade Secret Protection

We have been a long-standing participant in the development of intellectual property in our industry. While we do not believe that any single patent or series of patents or other intellectual property is crucial to our business, we use a combination of patents, copyrights, trade secrets, trademarks and proprietary information to maintain and enhance our competitive position, protect our products, and defend against litigious competitors. We have been granted over 300 patents related to games and systems, most of which are unexpired, and have over 600 patent applications pending in the United States as well as in many foreign countries. The expiration dates of these patents vary and are based on their filing and issuances dates. We intend to continue to actively file for patent protection, where such filings are commercially reasonable, within and outside the United States. We also seek protection for a large number of our products by registering hundreds of trademarks and copyrights in the United

States and various foreign countries. Under permission or license agreements with third parties, we also sell products covered by independently filed copyrights and trademarks. Typically, these contracts require us to pay royalties to the licensing party. Royalty expenses are included in cost of gaming and systems in our consolidated financial statements included in this report.

Employees and Labor Relations

As of June 30, 2010, we and our subsidiaries employed approximately 2,620 individuals worldwide. None of our employees are covered by collective bargaining agreements. We believe we have satisfactory relationships with our employees.

Financial Information

The other financial information required to be included in this Item 1, Business is set forth in Item 6, Selected Financial Data with respect to our revenues, profits and losses, and assets, and in Note 16 to the consolidated financial statements, Segment and Geographic Information with respect to domestic and foreign revenues and assets.

Gaming Regulations and Licensing

The manufacture and distribution of gaming devices and systems are subject to extensive federal, state, local, and foreign regulation. Although the laws vary from jurisdiction to jurisdiction, the regulatory structure and the requirements of the State of Nevada, as described below, are typical of the types of statutory and regulatory schemes to which the Company is subject. Such laws, rules, and regulations generally concern the responsibility, financial stability and character of the Company and our officers, directors, major stockholders and key personnel. Many jurisdictions require gaming devices, systems and other products we manufacture to be tested and approved before being distributed. We have obtained all licenses necessary to manufacture, distribute and, where permitted, operate gaming devices in the jurisdictions in which we do business. We manufacture our products in the state of Nevada.

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

The Nevada Act requires any person who acquires more than 5 percent of any class of our voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10 percent of any class of our voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the chairman of the Nevada Board mails written notice requiring such filing, in which case the applicant must pay all costs of investigation. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, that acquires more than 10 percent but not more than 25 percent of a class of our voting securities may apply to the Nevada Commission for a waiver of finding of suitability if the institutional investor holds the securities for investment purposes only, as defined in the Nevada Act. Any person who fails to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the chairman of the Nevada Board may be found unsuitable. The same result would occur to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of our voting securities beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us or our subsidiaries, we (i) pay that person any dividend or interest; (ii) allow the exercise of any voting right; (iii) pay remuneration to that person; or (iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish the voting securities, including, if necessary, the immediate purchase of the securities for cash at fair market value.

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

Native America

Gaming operations on Native American lands are governed by tribal and federal law and tribal-state compacts. The Federal Indian Gaming Regulatory Act of 1988 (the "Act") created a framework for the various responsibilities of the tribal, state, and federal authorities over tribal gaming operations. The Act is subject to interpretation and enforcement by the National Indian Gaming Commission, which has the authority to issue regulations and to otherwise regulate tribal gaming activities. Most tribes, in the exercise of their sovereignty, have also established tribal gaming commissions or agencies that regulate gaming operations on their tribal lands. Compacts between tribes and states also may impose conditions and requirements on tribal gaming operations. We are required to comply with all such sources of law, which may impose different requirements with respect to licensing, product approvals, and operations.

ITEM 1A.    RISK FACTORS

Our business and investing in our common stock involves risk. Prospective investors should carefully consider the following risks and uncertainties and other information contained in this Annual Report on Form 10-K, including our financial statements and the notes to those statements, before making an investment decision. We have identified the following important risks and uncertainties that could cause actual results to differ materially from those projected in any forward looking statements we may make from time to time.

Our success in the gaming industry depends in large part on our ability to develop innovative products. If we fail to keep pace with rapid innovations in new technologies or product design and deployment, our business could be adversely affected.

Our success is dependent on our ability to develop and sell new products that are attractive to casino operators and other gaming enterprises and their customers. Furthermore, if our gaming devices deployed in gaming operations do not meet or sustain revenue and profitability expectations they may be replaced by our competitors' products. Therefore, our success depends upon our ability to continue to design and market technologically sophisticated products that meet our customers' needs regarding ease of use and adaptability, and that are unique and entertaining such that they achieve high levels of player appeal and sustainability. If our competitors develop new game content and technologically innovative products and we fail to keep pace, our business could be adversely affected. There is no assurance that our investments in R&D will lead to successful new technologies or timely new products.

The demands of our customers and the preferences of the end players are continually changing. There is constant pressure to develop and market new game content and technologically innovative products. Our revenues are dependent on the earning power and life span of our games. We therefore face increased pressure to design and deploy new and successful game themes to maintain our revenue and remain competitive. While we feel we have been successful at developing new and innovative products, our ability to do so could be adversely affected by:

  •
  a decline in the popularity of our gaming products with end players;

  •
  a decision by our customers or the gaming industry in general to cut back on purchases of new gaming devices or to cancel or return previous orders, content, or systems in anticipation of newer technologies;

  •
  an inability to roll out new games, services or systems on schedule due to delays in regulatory product approval in the applicable jurisdictions; and

  •
  an increase in the popularity of competitors' games.

The success of newly introduced technology and products, such as our ALPHA 2 OS and Pro Series cabinets, is dependent on customer and end player acceptance as well as the reliability and quality performance. If a product does not gain market acceptance, we could incur losses and also be required to increase our inventory obsolescence charges. Further, our newer products are generally technologically more sophisticated than those we have produced in the past and we must continually refine our production capabilities to meet the needs of our product innovation. If we cannot adapt our manufacturing infrastructure to meet the needs of our product innovations, or if we are unable to make upgrades to our production capacity in a timely manner, our business could be adversely affected.

Consumer spending on leisure activities is affected by changes in the economy and consumer tastes, as well as other factors that are difficult to predict and beyond our control. Decreases in consumer spending adversely affecting the gaming industry could harm our business, and unfavorable economic conditions have impacted and could continue to negatively impact the play levels of our participation games and purchases of our sale games.

The demand for entertainment and leisure activities tends to be highly sensitive to consumers' disposable incomes, and thus can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond our control. Unfavorable changes in general economic conditions, including recession, economic slowdown, sustained high levels of unemployment, and higher fuel or other transportation costs, may reduce disposable income of casino patrons or result in fewer patrons visiting casinos. As a result, we cannot ensure that demand for our products or services will remain constant. Continued adverse developments affecting economies throughout the world, including a general tightening of the availability of credit, increasing interest rates, increasing energy costs, acts of war or terrorism, transportation disruptions, natural disasters, declining consumer confidence, sustained high levels of unemployment or significant declines in the stock market, as well as concerns regarding epidemics and the spread of contagious diseases, could lead to a further reduction in discretionary spending on leisure activities such as gambling. Any significant or prolonged decrease in consumer spending on leisure activities could greatly affect the gaming industry, causing some or all of our customers to decrease spending or ultimately declare bankruptcy, each of which would adversely affect our business. If we experience a significant unexpected decrease in demand for our products, we could incur losses and also be required to increase our inventory obsolescence charges.

The gaming industry is intensely competitive. We face competition from a number of companies, some of whom have greater resources, and if we are unable to compete effectively, our business could be negatively impacted.

Competition among gaming machine manufacturers is intense and is primarily based on the amount of profit our products generate for our customers in relation to our competitors' products. Additionally, we compete on the basis of price and financing terms made available to customers, the appeal of game content and features to the end player, and the features and functionality of our hardware and software products. There are a number of established, well-financed companies producing gaming devices, game content and systems that compete with our products. Some competitors may have access to greater capital resources than we do and as a result may be better positioned to compete in the marketplace.

Competition in the gaming industry is intense due to the limited number of providers, as well as the limited number of casino operators and jurisdictions in which they operate. Price, accuracy, reliability, and product features and functions are among the factors affecting a provider's success in selling its products. Obtaining space and favorable placement on casino gaming floors is also a competitive factor in our industry. Consolidation among the casino operators and cutbacks in spending by some casino operators due to the downturn in the economy has increased the level of competition among providers significantly as the amount of capital spend from visiting customers has decreased.

Our failure to collect outstanding accounts receivable or the deterioration of the financial condition of our customers could negatively impact our business. Development financing loans could adversely impact liquidity or cause us to incur loan losses.

We have offered extended payment terms to certain customers. As a result, the collection of accounts receivable has become a matter of greater significance. While we believe the increased level of credit offered to customers has allowed us to grow our business, it has also required direct, additional focus of and involvement by management. A decline in the relative health of the gaming industry and the difficulty or inability of our customers to obtain capital to finance their ongoing operations and purchase our products and services could adversely affect our revenues and collection of our outstanding receivables. Further, and especially due to the current downturn in the economy, some of our customers may not pay accounts receivable when due, whether as a result of financial difficulties, bankruptcy or otherwise, or because of assertion of sovereign immunity, or other defenses, resulting in increased write-offs for us.

We have provided financing for expansion or construction of gaming locations and other business purposes, including locations abroad. These financing activities subject us to increased credit risk in certain regions, which could be exacerbated by unfavorable economic conditions or other political or economic instability in those regions. We monitor our investments and financing activities to assess impairment on a quarterly basis. We have in the past and may in the future incur losses on these types of investments and loans. Our results of operations, liquidity, or financial position may be negatively impacted if we are unable to collect on loans or profit from our investments.

Changes in ownership of any of our customers or consolidation within the gaming industry could affect our business.

We are heavily dependent on the gaming industry. A decline in demand for our products in the gaming industry could adversely affect our business. Demand for our products is driven primarily by the replacement of existing products as well as the expansion of existing casinos and the opening of new properties in existing and new jurisdictions. Because a significant portion of our sales come from repeat customers, our business could be affected if one of our customers is sold to or merges with another entity that utilizes the products and services of one of our competitors or that reduces spending on our products or causes downward pricing pressures. Such consolidations could lead to order cancellations, slow the replacement cycle or negatively impact pricing and purchasing decisions. Also, any fragmentation within the industry creating a number of smaller, independent operators with fewer resources could also adversely affect our business as these operators might cause a further slowdown in the replacement cycle for our products or otherwise adjust the number and frequency of orders they place with us to save money.

Unfavorable political developments, weak foreign economies and other foreign risks may hurt our financial condition and results of operations.

Our business is dependent on international markets for a portion of our revenues. As of June 30, 2010, we had approximately $90.8 million of net accounts and notes receivable (current and long-term), or 38 percent of our total net accounts and notes receivable, from customers in foreign countries. We expect that receivables with respect to foreign sales will continue to account for a significant portion of our total revenues. Our business in these markets is subject to a variety of risks, including:

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

  •
  ability to finance foreign operations;

  •
  changes in consumer tastes and trends;

  •
  tariffs and other trade barriers;

  •
  additional costs of compliance with international laws;

  •
  acts of war or terrorism; and

  •
  U.S. government requirements for export.

We may not be able to attract or retain the management or employees necessary to remain competitive in our industry.

The competition for qualified personnel in the gaming industry is intense. Our ability to continue to develop new technologies and create innovative products depends on our ability to recruit and retain talented employees. Our future success depends on the retention and continued contributions of our key management, finance, marketing, development and staff personnel, many of whom would be difficult or impossible to replace. Our success is also tied to our ability to recruit additional key personnel in the future. We may not be able to retain our current personnel or recruit any additional key personnel required. The loss of services of any of our personnel or our inability to recruit additional necessary key personnel could have a material adverse effect on our business, financial condition, results of operations and prospects.

The gaming industry is heavily regulated, and regulatory changes may adversely impact our ability to operate or expand.

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

Public opinion can also exert a significant influence over the regulation of the gaming industry. A negative shift in the public's perception of gaming could affect future legislation in individual jurisdictions. Among other things, such a shift could cause jurisdictions to abandon proposals to legalize gaming, thereby limiting the number of new jurisdictions into which we could expand. Negative public perception could also lead to new restrictions on or the prohibition of gaming in jurisdictions in which we currently operate.

Although the jurisdictions in which we operate vary in their specific requirements, virtually all jurisdictions, including those into which we may expand in the future, require licenses, permits, qualification documentation, including evidence of integrity and financial stability, and other forms of approval to engage in gaming operations or the manufacture and distribution of gaming devices. Our officers, directors, major stockholders, and key personnel are also subject to significant regulatory scrutiny. If regulatory authorities determine that any person is unsuitable to work in the gaming industry, we could be required to terminate our relationship with that person. To our knowledge, we and our key personnel have obtained, or applied for, all government licenses and approvals necessary to conduct our activities in the jurisdictions that we operate. However, there can be no assurance those licenses or approvals will be renewed in the future, or that new forms of approval necessary to operate will be granted.

Compliance with environmental, health and safety laws and regulations, including new regulations requiring higher standards, may increase our costs, limit our ability to utilize our current supply chain, and force design changes to our products. These changes could reduce the net realizable value of our inventory, which would result in an immediate charge to our consolidated income statements. Non-compliance could negatively impact our operations and financial position as a result of fines, penalties, and the cost of mandated remediation or delays to our manufacturing.

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

We may be subject to claims of intellectual property infringement or invalidity. Expenses incurred with respect to monitoring, protecting, and defending our intellectual property rights could adversely affect our business.

Competitors and others may infringe on our intellectual property rights, or may allege that we have infringed on theirs. Monitoring infringement and misappropriation of intellectual property can be difficult and expensive, and we may not be able to detect infringement or misappropriation of our proprietary rights. We may also incur significant litigation expenses protecting our intellectual property or defending our use of intellectual property, reducing our ability to fund product initiatives. These expenses could have an adverse effect on our future cash flows and results of operations. We are currently subject to litigation regarding patent infringement which, if resolved adversely to us, could have a material impact on our business. If we are found to infringe on the rights of others we could be required to discontinue offering certain products or systems, to pay damages, or purchase a license to use the intellectual property in question from its owner. Litigation can also distract management from the day-to-day operations of the business. There can be no assurances that certain of our products, including those with currently pending patent applications, will not be determined to have infringed upon an existing third party patent.

The intellectual property rights of others may prevent us from developing new products or entering new markets.

The gaming industry is characterized by the rapid development of new technologies, which requires us to continuously introduce new products and expand into new markets that may be created. Therefore, our success depends in part on our ability to continually adapt our products and systems to incorporate new technologies and to expand into markets that may be created by new technologies. If technologies are protected by the intellectual property rights of others, including our competitors, we may be prevented from introducing products based on these technologies or expanding into markets created by these technologies. If the intellectual property rights of others prevent us from taking advantage of innovative technologies, our financial condition, operating results or prospects may be harmed.

Our gaming operations, particularly our wide area progressive networks and centrally determined systems, may experience losses due to technical difficulties or fraudulent activities.

Our success depends on our ability to avoid, detect, replicate and correct software and hardware errors and fraudulent manipulation of our products. To the extent any of our products experience errors or fraudulent manipulation, our customers may replace our products with those of our competitors. In addition, the occurrence of errors in, or fraudulent manipulation of, our products may give rise to claims for lost revenues and related litigation by our customers and may subject us to investigation or other action by gaming regulatory authorities, including suspension or revocation of our gaming licenses or disciplinary action. Additionally, in the event of such issues with our products, substantial engineering and marketing resources may be diverted from other areas to rectify the problem.

Our bank loan agreement imposes significant restrictions. Failure to comply with these restrictions could result in the acceleration of a substantial portion of our debt, which we may not be able to repay or refinance.

Our bank loan agreement contains covenants that restrict our ability and certain of our subsidiaries to (among other things):

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

In addition, our bank loan agreement requires us to maintain compliance with certain financial ratios. Our ability to comply with such financial ratios, meet our debt service obligations, or reduce our total debt is dependent upon our future performance, which may be affected by events beyond our control. There can be no assurance that we will be able to comply with such restrictions and limitations, or that they will not adversely affect our ability to finance our future operations or capital needs or engage in other business activities that would otherwise be in our interest.

A breach of any of our covenants or our inability to comply with the required financial ratios under the bank loan agreement or under any replacement loan agreement could result in a default under such loan agreement. In the event of a default, the lenders could elect to declare all borrowings outstanding under such loan agreement, together with any accrued interest and other fees, to be due and payable, as well as require us to apply all available cash to repay the amounts. If we were unable to repay the indebtedness upon its acceleration, the lenders could proceed against the underlying collateral. There can be no assurance that our assets would be sufficient to repay the amount in full, that we would be able to borrow sufficient funds to refinance the indebtedness or that we would be able to obtain a waiver to cure the default.

Current borrowings, as well as potential future financings, may substantially increase our current indebtedness.

No assurance can be given that we will be able to generate the cash flows necessary to permit us to meet our fixed charges and payment obligations with respect to our debt. We could be required to incur additional indebtedness to meet these fixed charges and payment obligations. Incurring additional debt could:

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

Future revenue may not be sufficient to meet operating, product development and other cash flow requirements. Sufficient funds to service our debt and maintain new product development efforts, and expected levels of operations may not be available. Additional capital, if and when needed by us, may not be available on terms acceptable to us. If we cannot obtain sufficient capital on acceptable terms when needed, we may not be able to carry out our planned product development efforts and level of operations.

Our financial results vary from quarter to quarter, which could negatively impact our business.

Various factors affect our quarterly operating results, some of which are not within our control. These factors include, among others:

  •
  the financial strength of the gaming industry;

  •
  consumers' willingness to spend money on leisure activities;

  •
  the timing and introduction of new products;

  •
  the mix of products sold;

  •
  the timing of significant orders from and shipments to or installations by customers;

  •
  product pricing and discounts;

  •
  the timing of acquisitions of other companies and businesses or dispositions; and

  •
  general economic conditions.

In certain sales of new gaming machines and placement of participation gaming machines we have offered free gaming machines and free conversions, while at the same time we continue to charge our customers for gaming machines and conversions upgrade kits. We cannot be sure that competitive pressure will not cause us to increase the number of free gaming machines and conversions we are expected to offer to our customers, which would decrease the revenue we expect to receive and reduce our gross profit.

These and other factors are likely to cause our financial results to fluctuate from quarter to quarter. We believe that quarter-to-quarter comparisons of our results of operations may not be meaningful. In addition, such fluctuations could cause us to be unable to comply with the financial ratios in our bank loan agreement.

Business combinations and investments in intellectual properties or affiliates may not achieve the financial and strategic goals that were contemplated at the time of the transaction, which could materially affect our financial results.

We have invested in strategic business combinations and acquisitions of important technologies and intellectual property that we believe will expand our geographic reach, product lines, and/or customer base. Those combinations and acquisitions and any future such transactions may present difficulties in the assimilation of acquired operations, technologies and products, or may prove to be less valuable than the price we paid because of, among other things, a failure to realize anticipated benefits such as cost savings and revenue enhancements or because of the assumption of liabilities in an acquisition, including unforeseen or contingent liabilities in excess of the amounts estimated. In addition, acquisitions can divert management's attention from day-to-day operations and may include substantial transaction costs. We also may encounter difficulties applying our internal controls to an acquired business. Any of these events or circumstances may have an adverse effect on our business by requiring us to, among other things, record substantial impairment charges on goodwill and other intangible assets, resulting in a negative impact on our operating results.

Moreover, as we continue to evaluate our business and assess our long-term strategic goals, we will also evaluate past and potential investments to determine how they will fit into our organizational structure. If an event or change occurs in affiliate relationships or agreements associated with business combinations, we may be required to reassess cash flows, recoverability, useful lives, and fair value measurements, which may result in material impairment charges.

Provisions of our articles of incorporation and bylaws, Nevada law, and the regulatory burdens attendant to ownership, could discourage or prevent a potential takeover of our Company that might otherwise result in our stockholders receiving a premium over the market price for our common stock.

Our articles of incorporation permit our Board of Directors to issue special shares from time to time, with such rights and preferences as they consider appropriate. Our Board of Directors could authorize the issuance of special shares with terms and conditions and under circumstances that could have an effect of discouraging a takeover or other transaction.

As a Nevada corporation, we are also subject to certain provisions of the Nevada General Corporation Law that have anti-takeover effects and may inhibit a non-negotiated merger or other business combination. These provisions are intended to encourage any person interested in acquiring us to negotiate with, and to obtain the approval of, our Board of Directors. Some of these provisions may discourage a future acquisition of Bally, including an acquisition in which the stockholders might otherwise receive a premium for their shares. As a result, stockholders who might desire to participate in such a transaction may not have the opportunity to do so.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The following sets forth information regarding our leased and owned properties. Each of the properties is fully utilized unless otherwise noted with an asterisk (*). We believe our facilities are suitable for our needs and we have no future expansion plans that would make these properties inadequate. See Note 10 to the consolidated financial statements, Leases, for information as to our lease commitments with respect to the leased properties.

Bally Gaming Equipment and Systems

Global Headquarters and Manufacturing and Assembly Facility

We maintain our global headquarters and our primary manufacturing and assembly facilities in Las Vegas, Nevada in a facility with approximately 150,000 square feet that we own. The facility is used for corporate administrative functions as well as to accommodate the design, assembly and distribution of gaming equipment and casino management systems' hardware and to meet product design demands and varying levels of volume requirements. We also lease an additional 119,000 square feet of office and warehouse space in the general area of our main facility.

Las Vegas and Reno Technology Campus

In addition to the Las Vegas facilities described above, in fiscal 2009 we began leasing an additional 36,000 square feet of office space next to our global headquarters to create a Las Vegas Technology Campus for our Games Development, Advanced Development and Project Management teams. We have also consolidated multiple facilities, eliminated certain locations and leased additional space in Reno, Nevada for a combined total of approximately 83,000 square feet to provide a more cohesive and larger campus-style environment to accommodate the growth of our Games Development, Systems Development, Sales, Product Management, and Administrative functions in northern Nevada.

Innovation Lab

Bally's Global Innovation Lab is located in Pleasanton, California, a major suburb of San Francisco. We lease a facility with approximately 6,250 square feet that allows the Company to draw from the significant high-tech talent that resides in the Silicon Valley.

Other Leased Facilities

India—We lease approximately 85,000 square feet of office and R&D space in Bangalore and Chennai.

Netherlands—We lease approximately 16,000 square feet of sales, service and warehouse space in Amsterdam and Diemen.

China—We lease approximately 24,000 square feet of sales, service, office, marketing and warehouse space in Macau.

South America—We lease approximately 124,000 square feet of office and warehouse space in Buenos Aires, Argentina and Montevideo, Uruguay.

In addition to the facilities described above, we maintain leased space in major gaming jurisdictions worldwide including approximately 127,000 square feet of office, sales and service, R&D and warehouse space throughout the United States, and approximately 18,000 square feet of office, sales and service, R&D and warehouse space in Europe, South Africa and Mexico. These facilities are located in the cities listed below. Each property is fully utilized unless otherwise noted with an asterisk (*).

United States	Europe, South Africa and Mexico
Scottsdale, Arizona	Nice, France
Huntington Beach, California	Chestergates, United Kingdom
Murrietta, California	Kyalami, Midrand, South Africa
San Diego, California	Mexico City, Mexico
Denver, Colorado
Dover, Delaware
Miramar, Florida
Kennesaw, Georgia
Naperville, Illinois
Tinley Park, Illinois
Biloxi, Mississippi
Egg Harbor, New Jersey
Chester, New York
Oklahoma City, Oklahoma
Fife, Washington
Kirkland, Washington*
San Juan, Puerto Rico

ITEM 3.    LEGAL PROCEEDINGS

Bally has been named in and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits to have a material adverse effect on our financial position or results of operations. A description of certain of these matters is contained in Note 15 to the consolidated financial statements, Commitments and Contingencies, and is incorporated herein by reference.

ITEM 4.    (REMOVED AND RESERVED)

None.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (the "NYSE") under the symbol "BYI". The following table sets forth the high and low closing bid price of our common stock as reported by the NYSE for the periods indicated.

	Price Range of Common Stock
	High	Low
Fiscal Year Ended June 30, 2010
1st Quarter	$42.06	$27.79
2nd Quarter	44.61	35.45
3rd Quarter	46.56	37.64
4th Quarter	46.85	32.39
Fiscal Year Ended June 30, 2009
1st Quarter	$35.47	$25.77
2nd Quarter	30.91	13.33
3rd Quarter	27.30	13.47
4th Quarter	30.48	18.93

As of August 19, 2010, we had approximately 5,700 holders of record of our common stock and the closing price on the NYSE was $33.50.

Dividend Policy

We have never declared or paid cash dividends on our common stock. Our bank loan agreement materially limits our ability to pay dividends on our common stock, as discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 9 to the consolidated financial statements, Long-Term Debt. We intend to follow a policy of retaining earnings to finance the growth of our business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on our common stock will be at the sole discretion of our Board of Directors and will depend on our profitability, the terms of our bank credit agreement and our financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors the Board of Directors deem relevant.

Share Repurchases

On December 2, 2009, the Board of Directors approved a new share repurchase plan to purchase up to $100 million of common stock effective January 1, 2010 that replaced our previously existing $100 million share repurchase plan. Effective April 4, 2010, our Board of Directors approved a new share repurchase plan to purchase up to $150 million of common stock which replaced the previous plan. Our quarterly share repurchases under these plans, excluding treasury shares acquired in non-cash transactions related to forfeited stock awards and shares exchanged for options exercised, were as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (Per Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs
April 1 - April 30, 2010	—	$—	—	$150,000,000
May 1 - May 31, 2010	310,500	$42.38	310,500	$136,840,607
June 1 - June 30, 2010	870,328	$38.89	870,328	$102,997,449

Total	1,180,828	$39.80	1,180,828

Equity Compensation Plans

The following table sets forth information as of June 30, 2010 with respect to our equity compensation plans that provide for the issuance of options to purchase our common stock:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Plan Category
Equity compensation plans approved by security holders	5,458,259	$21.35	611,181
Equity compensation plans not approved by security holders(2)	245,000	16.37	—

Total	5,703,259	$21.14	611,181

(1)
Rights include grants for Restricted Stock and Restricted Stock Units.

(2)
Options granted to certain executive officers pursuant to employment agreements as an inducement to accept employment with the Company.

Stock Performance Graph

The following graph compares the cumulative 5 year total return provided to shareholders on Bally Technologies Inc.'s common stock relative to the cumulative total returns of (i) the S&P 500 index, (ii) the Russell 2000 index, (iii) a peer group of companies previously used by the Company that includes IGT, Progressive Gaming International Corp., Shuffle Master Inc and WMS ("Old Peer Group"), and (iv) a new peer group that includes Aristrocrat Leisure Limited, IGT, Scientific Games Corp., Shuffle Master Inc. and WMS ("New Peer Group"). The Company is switching to the New Peer Group for purposes of its Stock Performance Graph disclosure because the Old Peer Group included Progressive Gaming International Corp. which declared bankruptcy. The Company believes the New Peer Group index includes a broader mix of companies the businesses of which, taken as a whole, are more representative of the businesses in which it is engaged. The graph assumes that the value of the investment in the Company's common stock, in each index, and in each of the peer groups (including a reinvestment of dividends) was $100 on June 30, 2005 and tracks it through June 30, 2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Bally Technologies Inc., the S&P 500 Index
and the Russell 2000 Index

*Comparison of 60 Month Cumulative Return:

	6/05	6/06	6/07	6/08	6/09	6/10
Bally Technologies Inc.	100.00	117.48	188.45	241.08	213.41	231.03
S&P 500	100.00	108.63	131.00	113.81	83.98	96.09
Russell 2000	100.00	114.58	133.41	111.80	83.84	101.85
Old Peer Group	100.00	128.52	133.53	87.81	63.83	68.22
New Peer Group	100.00	126.33	137.33	90.42	59.40	58.65

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected statement of operations data for fiscal 2010, 2009 and 2008, and selected balance sheet data for fiscal 2010 and 2009 has been derived from the consolidated financial statements, which appear elsewhere in this Annual Report on Form 10-K. The Selected Financial Data should be read in conjunction with:

  •
  Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; and

  •
  Item 8, Financial Statements and Supplementary Data.

	Year Ended June 30,
	2010	2009	2008	2007	2006
	(in 000s, except per share amounts)
Statement of Operations Data:
Revenues	$778,191	$843,760	$852,392	$634,643	$492,654
Operating income (loss)(1)	184,110	203,018	181,719	49,078	(60,906)
Income (loss) from continuing operations before income taxes	170,818	184,960	160,985	20,063	(84,763)
Income tax (expense) benefit	(60,721)	(64,781)	(61,282)	(5,352)	29,433

Income (loss) from continuing operations	110,097	120,179	99,703	14,711	(55,330)
Income (loss) from discontinued operations(2), net of tax	7,181	8,057	12,120	12,420	13,166
Gain on sale of discontinued operations(2), net of tax	22,079	—	—	—	—

Net income (loss)	139,357	128,236	111,823	27,131	(42,164)
Less: net income attributable to noncontrolling interests	1,880	1,927	4,616	4,803	3,907

Net income (loss) attributable to Bally Technologies, Inc.	$137,477	$126,309	$107,207	$22,328	$(46,071)

Basic earnings (loss) per share attributable to Bally Technologies, Inc.:
Income (loss) from continuing operations	$2.00	$2.19	$1.78	$0.22	$(1.10)
Income from discontinued operations	0.11	0.13	0.19	0.20	0.22
Gain on sale of discontinued operations	0.41	—	—	—	—

Total	$2.52	$2.32	$1.97	$0.42	$(0.88)

Diluted earnings (loss) per share attributable to Bally Technologies, Inc.:
Income (loss) from continuing operations	$1.89	$2.10	$1.67	$0.21	$(1.10)
Income from discontinued operations	0.11	0.12	0.18	0.19	0.22
Gain on sale of discontinued operations	0.38	—	—	—	—

Total	$2.38	$2.22	$1.85	$0.40	$(0.88)

	Year Ended June 30,
	2010	2009	2008	2007	2006
	(in 000s, except per share amounts)
Statement of Cash Flows Data:
Continuing operations:
Operating activities	$129,125	$153,308	$56,275	$16,847	$(2,993)
Investing activities	(32,324)	(28,966)	(23,231)	(24,741)	(11,694)
Financing activities	(83,921)	(131,250)	(19,009)	23,199	(10,248)
Effect of exchange rate changes on cash	(396)	(71)	1,159	176	29
Discontinued operations:
Operating activities	(9,483)	8,868	15,645	12,182	15,117
Investing activities	78,757	(6,756)	(3,211)	(3,963)	(5,069)
Financing activities	(1,267)	(1,371)	(1,930)	(1,899)	(2,039)
Decrease in cash and cash equivalents of discontinued operations	8,712	2,133	15	1,308	76

Increase (decrease) in cash and cash equivalents	$89,203	$(4,105)	$25,713	$23,109	$(16,821)

	As of June 30,
	2010	2009	2008	2007	2006
	(in 000s)
Balance Sheet Data:
Cash and cash equivalents	$145,089	$55,886	$59,991	$34,278	$11,169
Total current assets	476,409	465,607	587,584	461,708	368,029
Total current liabilities	174,553	178,050	294,398	256,938	198,838

Net working capital	301,856	287,557	293,186	204,770	169,191
Total assets	913,176	880,882	995,124	824,895	687,881
Total long term debt and capital leases, including current maturities	173,793	209,087	304,504	333,854	328,346
Total stockholders' equity	544,192	438,749	325,107	200,402	144,762

(1)
We have recorded the following significant items affecting comparability of net income (loss):

•
Depreciation expense of $15.4 million from the acceleration of depreciation of certain assets in fiscal 2006.

•
Impairment charges of $11.4 million and $15.6 million recorded in fiscal 2010 and 2006, respectively.

•
Inventory write-downs of $2.0 million, $4.5 million, $9.2 million, $10.5 million and $14.2 million recorded in fiscal 2010, 2009, 2008, 2007 and 2006, respectively.

(2)
Discontinued operations consist of:

•
On April 5, 2010, we signed a definitive purchase agreement to sell the Rainbow Casino. The sale was completed on June 8, 2010. The sale was an all-cash transaction for approximately $80.0 million which resulted in a gain of $22.1 million, net of tax.

•
In March 2006, we received a settlement related to our June 30, 2004 disposition of United Coin Machine Co., a former subsidiary.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are a diversified, worldwide gaming company that innovates, designs, manufactures, operates and distributes advanced technology-based gaming devices, systems and server-based solutions. As a global gaming-systems provider, we offer technology solutions which provide gaming operators with a wide range of marketing, data management and analysis, accounting, player tracking, security and other software applications and tools to more effectively manage their operations. Our primary hardware technologies include spinning-reel and video gaming devices, specialty gaming devices and wide-area progressive systems for traditional land-based, riverboat and Native American casinos, video lottery and central determination markets and specialized system-based hardware products.

We previously owned and operated the Rainbow Casino, a dockside riverboat casino in Vicksburg, Mississippi. On April 5, 2010, we entered into a definitive purchase agreement to sell the Rainbow Casino. The sale closed on June 8, 2010. Under the terms of the agreement, we received approximately $80.0 million in an all-cash transaction. We recognized a gain on the sale of approximately $22.1 million, net of approximately $12.2 million in income taxes. As a result of the sale, our Casino Operations were classified as discontinued operations in the accompanying financial statements. See Note 3 to the consolidated financial statements, Assets Held For Sale and Discontinued Operations.

We derive our revenues from the following:

•	Gaming Equipment	—	Sale of gaming devices and related equipment, parts and conversion kits;
•	Gaming Operations	—	Operation of linked progressive systems, video lottery and centrally determined systems and the rental of gaming devices and content; and
•	Systems	—	Sale and support of specialized systems-based software and hardware products and related recurring hardware and software maintenance revenue.

We review certain financial measures in assessing our financial condition and operating performance not only in connection with creating our forecasts and in making comparisons to financial results from prior periods, but also in making comparisons to our competitors' financial results and our internal plans. We focus on fluctuations in revenue, cost and gross margin and also pay close attention to changes in our consolidated operating income, net income, diluted earnings per share, adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, including asset charges and share-based compensation), cash flows from operations and free cash flow (cash flows from operating activities less capital expenditures) as they are key indicators of our success. We also measure changes in selling, general and administrative ("SG&A") expenses as a percent of revenue, which indicate management's ability to control costs, as well as changes in R&D as a percent of revenue, which demonstrate investment in technology and product development. The measures listed above are not a comprehensive list of all factors considered by us in assessing our financial condition and operating performance, and we may consider other individual measures as required by trends and discrete events arising in a specific period, but they are the key indicators.

We are currently operating in a challenging economic environment. The combination of economic uncertainty, lower demand for replacement products and reduced opportunities from new or expanded markets has negatively impacted our consolidated results. The gaming sector was and continues to be negatively impacted by lower consumer spending and limited resources available to fund capital projects. As a result of the challenging economic environment, we have provided a greater amount of payment terms for periods up to one year, and in some cases for terms up to three years, to select customers. We expect to continue to extended credit for longer terms in fiscal year 2011.

Game sales revenues were $273.7 million, $357.0 million and $410.1 million for the years ended June 30, 2010, 2009 and 2008, respectively. During the years ended June 30, 2010, 2009 and 2008, we sold 10,813, 16,848 and 21,263 new gaming devices in the United States and Canada, respectively, of which 8,911, 13,032 and 16,873, were replacement units, respectively. The replacement cycle for gaming machines in North America continues to be sluggish, but we are cautiously optimistic that gaming operators' replacement game buying demand will begin to improve in the latter half of fiscal 2011. In calendar 2010, we released our new Pro Series cabinets with ALPHA 2 technology which are state of the art for the industry with regards to ergonomics, processing power, display technology, input device, operating system, sound and serviceability. This new platform will allow us to develop new, more compelling games and also be our download solution for customers.

Systems revenues were $217.5 million, $211.8 million and $206.3 million for the years ended June 30, 2010, 2009 and 2008, respectively. Maintenance revenue increased 14% and 39%, respectively, in the year ended June 30, 2010, when compared to the same periods in the prior two years as a result of an increased install base of customers utilizing our systems. New customer systems sales were negatively impacted by customers delaying purchases due to the prolonged, challenging economic environment. However, the new SDS Version 11, which runs on both Unix and Windows using the same code base, our iVIEW DM and our Elite Bonusing Suite are generating positive interest. During fiscal 2010, we released Version 11 systems products, added new international contracts, and in October 2009, a large resort and casino in southern California signed an agreement with us to allow them to purchase up to 5,000 iVIEW DM controllers. Over the last few years, we have continued our focus on the basics of enterprise software development, delivery, customer support and services discipline, on improving core products, providing quality upgrade options for our customers, and increasing customer satisfaction levels through better service and support which are all serving us well in these difficult economic times.

Despite the prolonged, challenging economic conditions and the legal challenges to the charitable bingo market in Alabama (see Note 4 to the consolidated financial statements, Impairment Charges), gaming operations revenues continued to increase at $287.0 million, $275.0 million and $236.0 million during the years ended June 30, 2010, 2009 and 2008, respectively. Revenues were stronger year over year due primarily to the continued performance of existing and new premium game titles and expansion in our centrally determined business. We experienced significant growth in the installed base of our centrally determined systems which increased by approximately 1,105 units over June 30, 2009 due primarily to increased placements, especially in the Class II and centrally determined markets. We recently released some new products including our new spinning-wheel game, Cash Wheel™, including Hot Shot Progressive Cash Wheel, our all new Digital Tower Series platform, which includes 77777 Jackpot, and Fireball, Cash Spin, the first title using our U-Spin feature, and our Jumbo and DualVision cabinets. We continue to focus our efforts on the introduction of new and innovative games and cabinets both for our spinning-reel and video platforms.

International revenues were $157.0 million, $141.9 million and $134.5 million for the years ended June 30, 2010, 2009 and 2008, respectively.

There have been several recent new and potential gaming market developments fueled by the economic downturn that we believe will benefit us in the long term. Domestically, we are focused on new jurisdictional opportunities in Ohio, Illinois, Kansas, Iowa, Maryland, Florida, New York and California, and the potential for new markets including Massachusetts, Kentucky, Maine, Texas and North Carolina. The breadth and timing of such opportunities remains uncertain due to the legislative process in these jurisdictions, as well as the difficult credit environment facing certain of our customers and the risk of the gaming industry impact of continued economic uncertainty. We are also engaged in expanding our position in Mexico as it moves to Class III gaming and, in the future, the new Italian VLT market, Australia and potentially Brazil and Greece. Further, as we continue to grow and gain market share in Asia, opportunities are anticipated to arise in that region which would enable us to further expand internationally.

Net cash provided by operating activities from continuing operations was $129.1 million, $153.3 million and $56.3 million for the years ended June 30, 2010, 2009 and 2008, respectively. Cash flows from operating activities from continuing operations in the current year were negatively impacted primarily by increases in accounts and notes receivable as we have continued to provide a greater amount of installment sales and extended payment terms to select customers, when compared to the same period last year.

Since June 30, 2009, we have reduced our debt by $35.3 million, including paying down the revolving line of credit to zero, and have purchased 2.3 million shares of our common stock for $91.2 million under our share repurchase plan.

Management continuously monitors and reviews its SG&A expenses in comparison to revenues. SG&A expenses from continuing operations decreased to $203.2 million from $212.7 million during the years ended June 30, 2010 and 2009, respectively. SG&A expenses from continuing operations remained relatively consistent as a percentage of revenue at 26% during the year ended June 30, 2010, when compared to 25% and 26% during the years ended June 30, 2009 and 2008, respectively. The increase in SG&A expenses as a percentage of revenue during the year ended June 30, 2010 was due primarily to the decrease in revenue during the current period given the large portion of our SG&A expenditures are fixed. During fiscal 2010, there were also increases in advertising and promotional expenditures due primarily to Systems promotional events held during the fiscal year, as well as increases in bad debt expense. In addition, there was a $3.0 million insurance reimbursement that reduced SG&A expenses during the year ended June 30, 2009. The reimbursement was from claims for the 2005 U.S. Gulf Coast hurricanes, which destroyed or temporarily shut down our gaming operations in the region when our rental and daily fee games were destroyed in third party locations.

Results of Operations

The summary financial results and operating statistics are as follows:

	Year Ended June 30,
	2010	% Rev	2009	% Rev	2008	% Rev
	(dollars in millions)
Revenues
Gaming Equipment	$273.7	35%	$357.0	42%	$410.1	48%
Gaming Operations	287.0	37%	275.0	33%	236.0	28%
Systems	217.5	28%	211.8	25%	206.3	24%

Total revenues	$778.2	100%	$843.8	100%	$852.4	100%
Gross Margin
Gaming Equipment(1)	$138.0	50%	$166.8	47%	$182.8	45%
Gaming Operations	203.9	71%	194.9	71%	155.6	66%
Systems(1)(2)	156.5	72%	150.2	71%	145.8	71%

Total gross margin	$498.4	64%	$511.9	61%	$484.2	57%
Selling, general and administrative(2)(3)	203.2	26%	212.7	25%	225.5	26%
Research and development costs	80.3	10%	77.3	9%	60.8	7%
Impairment charges	11.4	1%	—	—	—	—
Depreciation and amortization(3)	19.4	3%	18.9	2%	16.2	2%

Operating income	$184.1	24%	$203.0	24%	$181.7	21%

Income from continuing operations	$110.1	14%	$120.2	14%	$99.7	12%

(1)
Gross Margin from Gaming Equipment and Systems excludes amortization related to certain intangibles including core technology and license rights, which are included in depreciation and amortization.

(2)
Certain costs of system sales previously included in SG&A expenses have been reclassified in the prior year to conform to the current year presentation. See Note 1 to the consolidated financial statements, Summary of Significant Accounting Policies.

(3)
Costs previously included in the Parent Company's SG&A and depreciation and amortization expenses in the prior year have been consolidated with Bally Gaming Equipment and Systems in the current period.

	Year Ended June 30,
	2010	2009	2008
Operating Statistics:
New gaming devices	17,334	22,108	26,397
Original Equipment Manufacturer ("OEM") units	—	505	—
New unit Average Selling Price ("ASP")	$14,398	$14,259	$13,294
End of period installed base:
Gaming monitoring units installed base	386,000	362,000	312,000
Systems managed cashless games	321,000	310,000	277,000
Wide-area progressive	1,005	947	1,040
Local-area progressive	25	63	249

Total linked progressive systems	1,030	1,010	1,289
Rental and daily-fee games	13,194	11,592	13,938
Video lottery systems	7,739	8,152	8,008
Centrally determined systems	50,029	48,924	44,229	(1)

(1)
Daily fee revenue from approximately 6,900 units included in the centrally determined systems end of period installed base total as of June 30, 2008 was deferred, and was not included in gaming operations revenue until the second quarter of fiscal 2009 when the completion of certain contractual commitments necessary to recognize the revenue under our revenue recognition policy occurred.

Fiscal 2010 vs. Fiscal 2009

Total revenues decreased $65.6 million, or 8%, in fiscal 2010, when compared to fiscal 2009, as a result of the following:

Gaming Equipment Revenue.    Gaming Equipment revenue decreased by $83.3 million, or 23%, to approximately $273.7 million primarily as a result of a 22% decrease in new gaming device sales to 17,334 units in fiscal 2010. New gaming device sales decreased due to a continued sluggish North America replacement market and fewer new casino openings and expansions during this period as compared to the same period last year. Further, during fiscal 2010, trade-in allowances and customer discounts increased $8.2 million and parts revenues decreased $7.8 million, when compared to the same period last year. ASP increased slightly by 1% to $14,398 in fiscal 2010 compared to $14,259 in the same period last year. The increase in ASP was primarily as a result of the mix of newer and higher priced platforms sold during the current period, when compared to the same period last year. Used games revenue increased $3.9 million during fiscal 2010 due primarily to the greater number of older, used premium platforms sold at a higher ASP, when compared to the same period last year.

Gaming Equipment Gross Margin.    Gaming Equipment gross margin increased to 50% in fiscal 2010 from 47%, in the same period last year, primarily as a result of product mix and improved purchasing and manufacturing efficiencies. In addition, royalty expense decreased $7.9 million in fiscal 2010 when compared to the same period last year, due to a reduction in fees associated with unit sales and game conversion kits with third party titles. There was also a $1.8 million decrease in inventory write-downs during the same period as a result of improved material planning efforts and a concentrated effort to convert or rework slower moving inventory, when compared to the same period last year.

Gaming Operations Revenue.    Gaming Operations revenue increased $12.0 million, or 4%, to approximately $287.0 million in fiscal 2010, when compared to the same period last year, primarily as a result of an increase in participation, rental and license revenue. The improvement in participation revenue was primarily due to higher lottery revenue due to an increase in rates and net win per unit during the period, as well as an increase in premium revenue units. The improvement in rental revenue was due the 14% increase in the installed games base from 11,592 games as of June 30, 2009 to 13,194 games as of June 30, 2010.

Gaming Operations Gross Margin.    Gross margin was consistent at 71% in both fiscal 2010 and fiscal 2009. During the current year, increases in progressive jackpot expense of $3.3 million and depreciation expense of $2.9 million were partially offset by a reduction in parts expense of $1.3 million, when compared to the same period last year.

Systems Revenue.    Systems revenue increased $5.7 million, or 3%, to approximately $217.5 million in fiscal 2010, when compared to the same period last year, primarily as a result of an increase in maintenance revenue during the period. Maintenance revenue increased $7.1 million in fiscal 2010, when compared to the same period last year, as a result of the increased installed base of customers on our systems. During fiscal 2010, increases in software and services revenue of $6.3 million and $1.9 million, respectively, were offset by decreases in hardware revenue of $9.3 million, when compared to the same period last year.

Systems Gross Margin.    Systems gross margin increased to 72% in fiscal 2010 from 71%, in the same period last year, primarily as a result of a change in the mix of products sold in the comparative periods and a reduction in hardware revenue year over year.

Selling, General and Administrative Expenses.    SG&A expenses decreased $9.5 million, or 4%, in fiscal 2010, when compared to the same period last year, due primarily to decreases in accounting, legal and consulting fees and partially offset by increases in advertising and promotional expenditures and bad debt expense during the same period. Advertising and promotional expenditures increased due primarily to Systems promotional events during the fiscal year. Bad debt expense increased due primarily to increase in accounts and leases receivable and the write-off of certain notes receivable during the same period. Bad debt as a percentage of revenue continues to remain under 1%. Accounting fees and legal fees decreased due to a reduction in services provided during the same period as a result of improved internal controls and fewer litigation related expenses. The decrease in consulting expense was due to a company-wide initiative to reduce external consulting and convert individuals to full time positions only where necessary. SG&A expenses in fiscal 2009 benefited from a $3.0 million insurance reimbursement from claims for the 2005 U.S. Gulf Coast hurricanes which destroyed or temporarily shut down our gaming operations in the region when our rental and daily fee games were destroyed in third party locations.

Research and Development Costs.    R&D costs increased $3.0 million, or 4%, in fiscal 2010, when compared to the same period last year, due primarily to an increase in employees and an increase in the development of our ALPHA 2 operating systems and system products. The increased costs are attributable to our continued focus on our technology assets due to the competitive landscape that requires a continual investment in future generations of gaming products and systems.

Impairment Charges.    Impairment charges of $11.4 million were recorded during fiscal 2010 due to the evolving circumstances in Alabama where the legality of charitable bingo gaming is under challenge by the state's governor and there are also several lawsuits pending before the State's Supreme Court which could negatively affect charitable gaming in the state. See Note 4 to the consolidated financial statements, Impairment Charges.

Depreciation and Amortization Expense.    Depreciation and amortization expense increased $0.5 million, or 3%, in fiscal 2010, when compared to same period last year, primarily as a result of additions of property and equipment year over year.

Fiscal 2009 vs. Fiscal 2008

Total revenues decreased $8.6 million, or 1%, in fiscal 2009, when compared to fiscal 2008, as a result of the following:

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

Gaming Equipment Gross Margin.    Gaming Equipment gross margin increased to 47% in fiscal 2009 from 45% in fiscal 2008, primarily as a result of the increased ASP due primarily to the reduction in discounts and trade-ins with customers. In addition, during fiscal 2009 there were $4.3 million in gaming equipment inventory write-downs as compared to $9.5 million in fiscal 2008. The decrease in inventory write-downs was a result of improved systems and material planning efforts and a concentrated effort to convert or rework slower moving inventory during fiscal year 2009.

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

Gaming Operations Gross Margin.    Gross margin increased to 71% in fiscal 2009 from 66% in fiscal 2008, primarily as a result of increases in license, rental and participation revenue which had little associated variable costs. Cost of gaming operations was comparable period over period at $80.0 million and $80.4 million in fiscal 2009 and 2008, respectively. Depreciation expense, included in cost of gaming operations, increased $7.1 million in fiscal 2009, when compared to fiscal 2008, due to the increase in gaming operations units installed in customer locations under rental and participation arrangements. The increase in depreciation expense was offset by decreases of $6.6 million in expenditures for parts, signs and meters and royalty expense during the same period.

Systems Revenue.    Systems revenue increased by $5.5 million, or 3%, to approximately $211.8 million in fiscal 2009, when compared to fiscal 2008, due primarily to an increase in maintenance revenue during the same period. Systems maintenance revenue was $51.2 million, representing an increase of $9.4 million, or 22%, in fiscal 2009 when compared to $41.8 million in fiscal 2008.

Systems Gross Margin.    Systems gross margin was 71% in both fiscal 2009 and fiscal 2008.

Selling, General and Administrative Expenses.    SG&A expenses decreased $12.8 million, or 6%, in fiscal 2009, when compared to fiscal 2008. Legal fees decreased $7.5 million during fiscal 2009, when compared to fiscal 2008, due to a reduction in activity while certain cases remain on appeal. In addition, accounting and professional fees decreased $2.1 million during the same period due primarily to a reduction in outside tax services and a reduction in audit fees. Bad debt expense also decreased $5.3 million during fiscal 2009, when compared to fiscal 2008, due to a reduction in net write-offs during the period and an overall decrease in accounts receivable. Bad debt as a percentage of revenue continues to remain under 1%. These decreases were offset by an increase in salaries and related expenses in fiscal 2009, when compared to fiscal 2008, due primarily to increases in staffing to meet growing demands of the business including expansion in international markets and a $3.4 million increase in share-based compensation expense during the period. SG&A expenses in fiscal 2009 benefited from $3.2 million due primarily to a reimbursement from claims for the 2005 U.S. Gulf Coast hurricanes which destroyed or temporarily shut down certain gaming operations in the region when our rental and daily fee games were destroyed in third party locations. In addition, in fiscal 2008, we recognized $2.6 million in miscellaneous income as a result of a gain related to the MindPlay settlement discussed in Note 11 to the consolidated financial statements, Related Party Transactions, which was offset against general and administrative expenses.

Research and Development Costs.    R&D costs increased $16.5 million, or 27%, in fiscal 2009, when compared to fiscal 2008, as a result of the increase in projects coupled with an increase in staffing, primarily in our India Development Centers. We remain focused on our technology assets due to the competitive landscape that requires a continual investment in future generations of gaming products and systems.

Depreciation and Amortization Expense.    Depreciation and amortization expense increased $2.7 million, or 17%, in fiscal 2009, when compared to fiscal 2008, primarily as a result of additions to property and equipment and intangible assets during fiscal year 2009.

Other Income (Expense), Income Tax Expense and Net Income Attributable to Noncontrolling Interests

Other income (expense) and income tax expense from continuing operations and net income attributable to noncontrolling interests was as follows:

	Year Ended June 30,
	2010	2009	2008
	(in 000s)
Other income (expense)
Interest income	$3.3	$3.4	$3.7
Interest expense	(12.6)	(19.1)	(26.9)
Other, net	(4.0)	(2.3)	2.5

Total other expense	(13.3)	(18.0)	(20.7)
Income tax expense	(60.7)	(64.8)	(61.3)
Net income attributable to noncontrolling interests	(1.9)	(1.9)	(4.6)

Fiscal 2010 vs. Fiscal 2009

Other Income (Expense).    Other expense decreased $4.7 million, or 26%, in fiscal 2010, when compared to the same period last year, due primarily to a decrease in interest expense during the same period. Interest expense decreased $6.5 million due primarily to a reduction in the principal balance on the term loan over the year. The interest rate on the term loan was 4.14% at June 30, 2010. In December 2008, we entered into a floating-to-fixed interest rate swap to fix the interest rate at 1.89% plus an applicable margin (2.25% at June 30, 2010) until the term loan's maturity in September 2012. Other expense decreases were offset by increases in losses incurred on foreign currency translations as a result of the strengthening U.S. dollar.

Income Tax Expense.    The effective income tax rate for continuing operations for fiscal 2010 and 2009 was 35.5% and 35.0%, respectively. The effective income tax rate for fiscal 2010 only reflected a half year benefit from the R&D tax credit while the effective income tax rate for fiscal 2009 reflected the retroactive reinstatement of the R&D tax credit of approximately $3.1 million. The Internal Revenue Service ("IRS") commenced examination of our United States federal income tax returns for 2003 through 2005 in the fourth quarter of 2006. In January 2009, the IRS completed its field examination of the open tax years and issued a Revenue Agent's Report and we paid $3.4 million in tax and $1.2 million in interest to the IRS to settle certain agreed adjustments. We subsequently appealed certain unagreed issues to the IRS Appeals Division. On June 30, 2010 we agreed to settle all remaining issues with the IRS and expect refunds of $1.4 million for 2003 through 2005, excluding interest.

Net income attributable to noncontrolling interests.    Net income attributable to noncontrolling interests was consistent in both fiscal 2010 and fiscal 2009.

Fiscal 2009 vs. Fiscal 2008

Other Income (Expense).    Other expense decreased $2.7 million, or 13%, in fiscal 2009, when compared to fiscal 2008. Interest expense decreased $7.8 million due primarily to the reduction in both the principal balance and the interest rate on the term loan, which decreased from 7.37% at June 30, 2008 to 3.97% at June 30, 2009, as discussed below under Financial Condition and Liquidity—Working Capital. Other expense decreases were offset by the write-off of previously capitalized debt issuance costs of $0.8 million upon the financing of our new term loan and revolving credit facility and an increase in losses incurred on foreign currency transactions as a result of the strengthening U.S. dollar.

Income Tax Expense.    The effective income tax rate for continuing operations for fiscal 2009 was 35.0% compared to 38.1% in fiscal 2008. The effective income tax rate for fiscal 2009 reflected the retroactive reinstatement of the R&D tax credit of approximately $3.1 million and the fiscal 2008 effective tax rate only reflected a half year benefit from the R&D tax credit.

Net income (loss) attributable to noncontrolling interests.    Net income attributable to noncontrolling interests decreased $2.7 million fiscal 2009, when compared to fiscal 2008, due primarily to a reduction in earnings from discontinued operations during the period.

Discontinued Operations

On April 5, 2010, we entered into a definitive purchase agreement to sell the Rainbow Casino. Under the terms of the agreement, we received approximately $80.0 million in an all-cash transaction. The sale closed on June 8, 2010. We recognized a gain on the sale of Rainbow of approximately $22.1 million (net of approximately $12.2 million in income taxes).

The assets and liabilities of the Rainbow Casino were classified as held for sale as of June 30, 2009 and the results of its operations for fiscal years 2010, 2009 and 2008 were classified as discontinued operations because we do not expect to continue to receive significant cash flows from the Rainbow Casino after the sale.

Rainbow's revenues, reported in discontinued operations for fiscal years 2010, 2009 and 2008 were $34.3 million, $39.6 million and $47.3 million, respectively. We recorded income from discontinued operations, net of income taxes, for fiscal years 2010, 2009 and 2008 of $7.2 million, $8.1 million and $12.1 million, respectively. Inter-segment revenues, eliminated in consolidation, were $0.5 million, $1.2 million and $1.1 million for fiscal years 2010, 2009 and 2008, respectively. See Note 3 to the unaudited condensed consolidated financial statements, Assets Held For Sale and Discontinued Operations

Financial Condition and Liquidity

Working Capital

			Increase (decrease)
	June 30, 2010	June 30, 2009
			Amount	%
			(in 000s)
Cash and cash equivalents	$145,089	$55,886	$89,203	160%
Total long-term debt, including current maturities	$173,793	$209,087	$(35,294)	(17)%
Total current assets	$476,409	$465,607	$10,802	2%
Total current liabilities	174,553	178,050	(3,497)	(2)%

Net working capital	$301,856	$287,557	$14,299	5%

As of June 30, 2010 and 2009, we had $145.1 million and $55.9 million, respectively, in consolidated cash and cash equivalents from continuing operations. Cash from the Rainbow Casino, classified as assets held for sale, was $8.7 million as of June 30, 2009, and included approximately $3.1 million of cash that is held in vaults, cages or change banks.

Pursuant to various state gaming regulations, certain cash accounts are maintained to ensure availability of funds to pay wide-area progressive jackpot awards in installments, rather than in one lump-sum. At June 30, 2010 and 2009, these accounts had an aggregate value of approximately $8.3 million and $9.1 million, respectively, which are classified as restricted cash in our consolidated balance sheets. In addition, we purchase U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive winnings in annual or weekly installment payments. These securities are included in restricted long-term investments in the accompanying consolidated balance sheets, and totaled $13.1 million and $12.1 million as of June 30, 2010 and 2009, respectively.

Our net working capital increased $14.3 million in fiscal 2010, when compared to the same period last year, and was primarily affected by an increase of $89.2 million in cash and cash equivalents due to approximately $80.0 million in proceeds for the Rainbow sale and by the following components:

  •
  An increase of $32.7 million in current accounts and notes receivable due primarily to certain new systems contracts, the extension of payment terms and international sales during the period and an increase of $4.2 million in notes receivable for the current portion of loans made to customers;

  •
  A decrease of $36.0 million in prepaid and refundable income tax due to tax refunds and the use of prior year overpayments for current year estimated taxes;

  •
  A decrease of $10.1 million in inventories due primarily to a decline in expenditures due to improved processes in managing inventory, including the continuous improvement of purchasing and inventory controls;

  •
  A combined decrease of $5.8 million in prepaid and other current assets due primarily to amortization of expense during the period and the reclassification of certain deposits to long-term due to the extension of terms;

  •
  A decrease of $51.3 million in assets held for sale due to the sale of Rainbow on June 8, 2010;

  •
  A decrease of $15.2 million in current deferred revenue, partially offset by a $7.3 million decrease in current deferred cost of revenue, due to the recognition of previously deferred sales and related costs in accordance with our revenue recognition policy; and

  •
  An increase of $7.2 million in current maturities of long-term debt due primarily to the increase in quarterly principal payments from $6.25 million to $8.75 million beginning in December 2009 that increases to $11.25 million in December 2010, which was offset by decrease of $2.8 million in related party debt which was paid in full in December 2009.

On September 29, 2008, we entered into a $225.0 million term loan and a $75.0 million revolving credit facility (collectively, the "Credit Facility"). The proceeds from the Credit Facility and cash on hand of $14.6 million were used to repay the then existing bank term loans totaling $289.6 million. We used cash-on-hand to pay for fees and expenses totaling $10.7 million which are being amortized over the term of the Credit Facility.

On April 9, 2010, we entered into a new $75.0 million revolving credit facility, which matures in March 2014, which increased our total undrawn revolver capacity to $150.0 million. The new revolver has the same terms, security, pricing and conditions as the revolver under the Credit Facility. We paid approximately $1.0 million in fees and expenses.

As of June 30, 2010, there was approximately $150.0 million of undrawn availability under the revolving credit facilities. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit.

The interest rate on the term loan is subject to a leverage based pricing grid. On April 9, 2010, we amended the Credit Facility to, among other items, change the leverage-based pricing grid. If the leverage ratio, as defined under the term loan, is greater than 2.5, the interest rate will be LIBOR plus a margin of 3.25%; if the leverage ratio is between 2.0 and 2.5, the interest rate will be LIBOR plus a margin of 3.00%; if the leverage ratio is between 1.5 and 2.0, the interest rate will be LIBOR plus a margin of 2.75%; if the leverage ratio is between 1.0 and 1.5, the interest rate will be LIBOR plus a margin of 2.50%; and if the leverage ratio is below 1.0, the interest rate will be LIBOR plus a margin of 2.25%. We paid approximately $1.90 million in fees and expenses for the amendment.

Prior to the amendment, if our leverage ratio, as defined under the term loan, was greater than 1.5, the interest rate will be LIBOR plus a margin of 3.25%; if the leverage ratio was between 1.0 and 1.5, the interest rate will be LIBOR plus a margin of 3.00%; and if the leverage ratio was below 1.0, the interest rate will be LIBOR plus a margin of 2.75%.

In December 2008, we entered into a floating-to-fixed interest rate swap to fix the floating LIBOR based debt under the term loan to fixed rate debt at an interest rate of 1.89% plus an applicable margin (2.25% as of June 30, 2010) for the remaining term. The amendment to the Credit Facility did not affect the floating-to-fixed interest rate swap.

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

The fair value of long-term debt is estimated by discounting expected cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of June 30, 2010 and 2009, respectively, the fair value of long-term debt approximated the carrying value.

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

The financial covenants under the Credit Facility consist of a leverage ratio and a fixed charges coverage ratio. The leverage ratio is computed as total debt outstanding at the end of the quarter divided by the trailing twelve months Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), excluding certain cash and non-cash charges. The fixed charges coverage ratio is computed as EBITDA, adjusted for the trailing twelve months capital expenditures, share repurchases and cash taxes paid, divided by the trailing twelve months interest charges plus all payments of principal made during the previous twelve months. We were in compliance with all of the covenants under the Credit Facility as of June 30, 2010.

Management believes that cash flows from current operating activities will provide us with sufficient capital resources and liquidity to operate our business for at least the next 12 months.

At June 30, 2010, we had no material commitments for capital expenditures.

Cash Flow Summary

Our primary sources of liquidity include existing cash and cash equivalents, cash flows from all operating activities and the availability of funds under our revolving credit facilities.

Cash flows from continuing operating activities are derived from Bally Gaming Equipment and Systems. Cash flows from discontinued operating activities, or Casino Operations, were derived from the operation of the Rainbow Casino. We utilize our cash to acquire materials for the manufacture of goods for resale, to pay payroll, interest, taxes and selling, general and administrative expenses and to fund R&D activities.

Cash flows provided by continuing operating activities were $129.1 million in fiscal 2010 as compared to $153.3 million in the same period last year, a $24.2 million decrease. Cash flows from operating activities of continuing operations for fiscal 2010 were negatively impacted primarily by increases in accounts and notes receivable as we have continued to provide a greater amount of extended payment terms to select customers due to the challenging economic environment, when compared to the same period last year. Cash flows used by discontinued operations were $9.5 million in fiscal 2010, and cash flows provided by discontinued operating activities were $8.9 million in fiscal 2009.

Cash utilized for investing activities from continuing operations is primarily for capital expenditures related to furniture, fixtures, office and gaming equipment and improvements in leaseholds, financing arrangements with customers and investments in technology assets. During fiscal 2010, we provided $15.8 million in loans to finance gaming opportunities for certain customers. Cash provided by investing activities from discontinued operations was $78.8 million during fiscal 2010 and was primarily for proceeds from the sale of Rainbow of approximately $80.0 million offset by additions to property, plant and equipment during the same period.

Cash utilized for financing activities from continuing operations is primarily for the payment of principal on our debt and the purchase of shares of our common stock. We made payments of $35.3 million on our notes payable and purchased 2.3 million shares of our common stock for $91.2 million under our share repurchase plan during fiscal 2010.

Cash provided by financing activities is primarily from proceeds from the exercise of stock options and purchases of stock under our Employee Stock Purchase Plan ("ESPP") and excess tax benefits of stock option exercises. During fiscal 2010, employees exercised options for 2.1 million shares of common stock for $30.1 million and purchased 53,716 shares of common stock for $1.9 million under our ESPP.

Contractual Commitments

We are committed to make future payments pursuant to various contracts and agreements. A summary of those contractual obligations existing as of June 30, 2010, grouped according to the periods in which such payments are due, is as follows:

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(in 000s)
Debt:
Term loan(1)	$42,500	$131,250	$—	$—	$173,750
Other debt	43	—	—	—	43
Estimated interest payments(2)	6,572	5,628	—	—	12,200

	49,115	136,878	—	—	185,993
Other commitments:
Operating leases(3)	7,279	8,827	4,435	1,968	22,509
Purchase commitments(4)	17,182	—	—	—	17,182
Jackpot liabilities(5)	11,531	544	582	4,072	16,729
Employment agreements(6)	998	1,497	—	—	2,495

Total commitments	$86,105	$147,746	$5,017	$6,040	$244,908

(1)
Our term loan is in its second year and requires quarterly principal reductions of $8.75 million through September 30, 2010 and $11.25 million during each of the third and fourth years, with a balloon payment due in September 2012. The Credit Facility matures in September 2012. In the event of any such default, the lenders could elect to declare all borrowings outstanding under the Credit Facility, together with any accrued interest and other fees, to be due and payable.

(2)
Our term loan is variable rate debt, but we have an interest rate swap agreement which fixed the interest rate to 1.89% plus an applicable margin subject to a leverage based pricing grid. We computed estimated future interest payments for our term loan facility based on the average interest rate if our leverage ratio is below 1.0, or 4.14%.

(3)
Consists of operating leases for our facilities, autos and office equipment, less sublease income, that expire at various times through fiscal 2019.

(4)
Consists of a commitment to purchase components related to the production of gaming devices, of which approximately $468,000 of components were purchased in fiscal 2010

(5)
Represents amounts payable to future jackpot winners on our wide-area progressive systems.

(6)
We have employment agreements with most of our employees with positions of Vice President or above. These agreements generally provide for an initial rate of pay and other general employment terms. Some include post-employment non-compete provisions and the terms of the severance benefits generally range from three to twelve months salary continuation with similar non-compete periods. Almost all such agreements contain language that the employee is still an "at will" employee, and as such can be terminated at anytime subject to the individual termination provisions. The only multi-year employment arrangement is with Richard Haddrill, our CEO.

As of June 30, 2010, we had a liability for unrecognized tax benefits of $13.6 million. It is difficult to estimate the period of cash settlement for the liability for unrecognized tax benefits; however we believe it is reasonably possible that the amount of unrecognied tax benefits may decrease in fiscal year 2011 by up to $8.0 million. See Note 14 to the consolidated financial statements, Income Taxes, for a further discussion on our income tax positions.

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

Revenue recognition

We derive revenues from the following:

•	Gaming Equipment	—	Sale of gaming devices and related equipment, parts and conversion kits;
•	Gaming Operations	—	Operation of linked progressive systems, video lottery and centrally determined systems and the rental of gaming devices and content; and
•	Systems	—	Sale and support of specialized systems-based software and hardware products and related recurring hardware and software maintenance revenue.

Revenue is recognized when all of the following have been satisfied:

  •
  Persuasive evidence of an arrangement exists;

  •
  Delivery has occurred;

  •
  The price or fee is fixed or determinable;

  •
  Collectability is probable; and

  •
  No significant contractual obligations remain.

We offer credit terms of 30 to 120 days. We also grant extended credit terms under contracts of sale secured by the related equipment, for periods up to one year, and in some cases for terms up to three years, with interest recognized at market rates. Games placed with customers on a trial basis are not recognized as revenue until the trial period ends, or the customer accepts the games and collectability is probable. Amounts billed prior to completing the earnings process are deferred until revenue recognition criteria are met. Revenues are reported net of incentive rebates, discounts, sales taxes, and other taxes of a similar nature.

Gaming revenues from our discontinued casino operations were recognized as the net win from gaming machine and table game operations, which is the difference between currency deposited into the devices or placed at the table games and the payouts made to the players, less any coupons or other promotional allowances, if applicable.

Gaming operations revenue consists of the operation of linked progressive systems and from gaming devices, software content and the related systems placed in casinos on a daily fee or rental basis.

Revenue from these sources is recognized based on the contractual terms of the arrangement and is generally based on a share of money wagered, a share of the net winnings, or on a fixed daily rental rate basis. The daily fee entitles the customer to full use of the gaming device and includes rental and maintenance of the gaming device, licensing of the game content and connection to our linked progressive system, where applicable. In certain markets, we also charge a daily system connection fee for the customer to connect to our central determination systems and/or back-office system. We do not consider these arrangements to have multiple revenue-generating activities as the services offered are a comprehensive solution in exchange for a daily fee and all of the products and services are delivered contemporaneously.

Gaming equipment and systems revenue is generated from the sale of gaming devices and licenses of software, conversion kits, systems-based hardware, services, and the licensing of computerized monitoring systems and related software maintenance fees. We license our software on a perpetual basis or under time-based licenses. Our time-based licenses are generally for twelve month periods, and are bundled with software maintenance and product support fees. Software maintenance provides customers with rights to unspecified software product upgrades, maintenance and patches released during the term of the support period. The majority of our customers purchase both software and hardware maintenance and product support when they license software. In addition, substantially all customers renew these maintenance agreements annually.

We sell or license our products and services individually or under arrangements in which there are multiple elements, such as a combination of gaming devices, system-based hardware, software license fees, maintenance and product support fees and professional services.

Effective July 1, 2009, we adopted new accounting guidance related to revenue recognition for multiple deliverable arrangements and certain revenue arrangements that include software elements. We elected to adopt this guidance prior to the required effective date using the prospective method. Accordingly, this guidance was applied to all new or materially modified revenue arrangements entered into since the start of our fiscal year of adoption, which is July 1, 2009.

The guidance replaces and significantly changes the existing separation criteria for multiple-deliverable revenue arrangements by eliminating the criterion for objective and reliable evidence of fair value for the undelivered products or services to determine a unit of accounting. Instead, revenue arrangements with multiple deliverables should be allocated and recognized based on separate units of accounting if the deliverables meet both of the following criteria:

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

The guidance also eliminates the use of the residual method of allocation and requires, instead, that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price (i.e., the relative selling price method). When applying the relative selling price method, a hierarchy is used for estimating the selling price based first on vendor-specific objective evidence ("VSOE"), then third-party evidence ("TPE") and finally management's estimate of the selling price ("ESP").

In addition, the guidance amends the scope of software revenue recognition to exclude all tangible products containing both software and nonsoftware components that function together to deliver the product's essential functionality. As a result, certain products that were previously accounted for under the scope of software revenue recognition guidance are no longer accounted for as software. Prior to

July 1, 2009, we determined our gaming devices included software that was "more than incidental" to the product as a whole; accordingly, the sale of gaming devices were accounted for under the scope of software revenue recognition guidance. Application of the new guidance resulted in our determination that gaming devices no longer fall under the scope of software revenue recognition guidance. Under the new guidance, which applies to new or modified arrangements, revenue related to systems arrangements that contain software and nonsoftware deliverables require an allocation of the arrangement fee to the separate deliverables using the relative selling price method. Revenue for the software deliverables continue to be recognized under the software revenue recognition guidance, while revenue for the nonsoftware deliverables is no longer accounted for under the software revenue recognition guidance.

In allocating the arrangement fees to separate deliverables, we used a combination of VSOE of selling price and ESP for gaming devices, maintenance and product support fees for perpetual licenses and professional services; a combination of VSOE and ESP for system-based hardware products; and ESP for software products and maintenance and product support fees on time-based licenses. ESP is determined based upon our normal pricing and discounting practices. VSOE of selling price is measured based on the price for each deliverable when it is sold separately. VSOE of selling price for software maintenance and product support fees sold with perpetual licenses are measured by the contractual renewal rate offered to the customer.

The impact of applying the new accounting guidance to new or materially modified arrangements entered into since July 1, 2009, is as follows:

	For the Year Ended June 30, 2010
	As Reported	Pro Forma Basis as if the Previous Accounting Guidance Were in Effect
	(in 000s)
Revenues:
Gaming Equipment	$273,718	$261,047
Systems	217,523	216,962

Gaming equipment and systems	$491,241	$478,009

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

The subjective and complex judgments for revenue recognition typically involve whether collectability is probable, whether fees under an arrangement are fixed or determinable and the identification of specific deliverables under multiple deliverable arrangements. In addition, multiple elements arrangements must be analyzed to determine the relative fair value of each element, the amount of revenue to be recognized and the period and conditions under which deferred revenue should be recognized.

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

As a result of our ongoing analysis of inventory, we recognized inventory write-downs totaling $2.0 million, $4.5 and $9.2 million during the years ended June 30, 2010, 2009 and 2008, respectively. Additional valuation charges could occur in the future as a result of changes in the factors listed above.

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

During the year ended June 30, 2010, impairment charges of $5.9 million related to long-lived assets were recorded (see Note 4 to the consolidated financial statements, Impairment Charges). During the years ended June 30, 2009 and 2008, no impairment charges related to long-lived assets were recorded.

During the years ended June 30, 2010, 2009 and 2008, no impairment charges related to goodwill were recorded.

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

In addition, we are required to estimate the expected forfeiture rate, and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.

Pre-tax share-based compensation expense from continuing operations was $13.8 million, $16.3 million and $12.9 million during the years ended June 30, 2010, 2009 and 2008, respectively. As of June 30, 2010, there was $11.6 million of total unrecognized compensation expense related to the unvested portion of stock options which will be recognized over the subsequent 1.90 years. In addition, as of June 30, 2010, there was $8.5 million of total unrecognized compensation expense related to the unvested portion of restricted stock and Restricted Stock Units ("RSUs") which will be recognized over the subsequent 1.63 years.

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

On July 1, 2007, we adopted accounting guidance related to accounting for uncertainty in income taxes, which creates a single model to address uncertainty in income tax positions which prescribed the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Under the guidance, we may recognize a tax benefit from an uncertain position only if it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the issue. The amount recognized in the financial statements is the largest benefit that we believe has greater than a 50% likelihood of being realized upon settlement.

We are required to make significant judgments when evaluating our uncertain tax positions and the related tax benefits. We believe our assumptions are reasonable; however, there is no guarantee that the final outcome of the related matters will not differ from the amounts reflected in our income tax provisions and accruals. We adjust our liability for uncertain tax positions based on changes in facts and circumstances such as the closing of a tax audit or changes in estimates. Our income tax provision may be impacted to the extent that the final outcome of these tax positions is different than the amounts recorded. As of June 30, 2010 and 2009, our liabilities for unrecognized tax benefits totaled $11.6 million and $19.0 million, respectively. Of this amount, $10.2 million and $15.9 million as of June 30, 2010 and 2009, respectively, if recognized, would impact the effective tax rate.

The recoverability of certain deferred tax assets is based in part on estimates of future income and the timing of temporary differences, and the failure to fully realize such deferred tax assets could result in a higher tax provision in future periods. Our net deferred tax assets from continuing operations totaled $65.0 million and $53.1 million at June 30, 2010 and 2009, respectively. Our accrued income taxes payable totaled $7.3 million and $3.0 million and our accrued income taxes receivable totaled $16.5 million and $43.8 million at June 30, 2010 and 2009, respectively. We have classified $8.7 million of the accrued income taxes receivable at June 30, 2010 as long term as we do not expect collection of these amounts in the next twelve months.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of June 30, 2010, we had total debt outstanding of approximately $173.8 million. During the year, the interest rate for the revolving credit facility was subject to a leveraged based pricing grid. We have minimal exposure to market interest rate risk because the variable interest rate on the term loan was effectively converted to a fixed rate as a result of the floating-to-fixed interest rate swap entered into in December 2008 and discussed in Note 9 to the consolidated financial statements, Long-Term Debt.

Foreign Currency Exchange Rate Risk

Certain of our foreign subsidiaries use their local currency as their functional currency and are exposed to risks resulting from fluctuations in foreign currency exchange rates. During the years ended June 30, 2010 and 2009, we recognized foreign currency exchange rate losses of approximately $4.3 million and $1.6 million, respectively, and a foreign currency exchange rate gain of approximately $2.4 million for the year ended June 30, 2008. We estimate that a hypothetical 10% strengthening (or weakening) of the U.S. dollar for fiscal 2011 would have an immaterial impact on our business.

In addition, the net assets of these subsidiaries are exposed to foreign currency translation gains and losses which are included as a component of accumulated other comprehensive income in stockholders' equity in our Consolidated Balance Sheet. Such translation resulted in unrealized loss of $0.3 million and $2.3 million for fiscal 2010 and 2009, respectively.

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

Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

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

Management evaluated the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2010. The attestation report issued by Deloitte & Touche LLP, an independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is included in their audit opinion included on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting during the Quarter Ended June 30, 2010

There were no changes in our internal control over financial reporting that occurred in the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2010.

ITEM 11.    EXECUTIVE COMPENSATION

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2010.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2010, except that the information required with respect to our equity compensation plans is set forth under Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2010.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2010.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report on Form 10-K:

1.
Financial Statements:

•
Report of Independent Registered Public Accounting Firm

•
Consolidated Balance Sheets as of June 30, 2010 and 2009

•
Consolidated Statements of Operations for the Years Ended June 30, 2010, 2009 and 2008

•
Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2010, 2009 and 2008

•
Consolidated Statements of Cash Flows for the Years Ended June 30, 2010, 2009 and 2008

•
Notes to consolidated financial statements

2.
Financial Statement Schedules: Schedule II—Valuation and Qualifying Accounts for the years ended June 30, 2010, 2009 and 2008

3.
Exhibits:

Exhibit Number	Description
3.1	Restated Articles of Incorporation of Alliance Gaming Corporation, as amended, filed on May 7, 2004 as Exhibit 4.6 to the Registration Statement on Form S-8 (File No. 333-115271) of Alliance Gaming Corporation, and incorporated herein by reference.
3.2
Amendment to Amended and Restated Articles of Incorporation dated March 13, 2006, filed on March 15, 2007 as Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2006 of Bally Technologies, Inc., and incorporated herein by reference.
3.3
Alliance Gaming Corporations Certificate of Increase in Number of Authorized Shares of Common Stock dated April 16, 2002, filed on December 21, 2007 as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 of Bally Technologies, Inc., and incorporated herein by reference.
3.4
Bylaws of Alliance Gaming Corporation, filed on December 30, 2005 as Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.
3.5	Amendment to Bylaws filed on April 8, 2010 as Exhibit 3.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.
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

Exhibit Number	Description
10.2	Amendment No. 1 dated as of April 9, 2010, to the Credit Agreement among Bally Technologies, Inc., the various lenders named therein, Bank of America, N.A. as administrative Agent, Swing Line lender and L/C Issuer, Wells Fargo Bank, N.A., as Syndication Agent and The Bank of Nova Scotia and Wachovia Bank, N.A., as Documentation Agents, filed on April 15, 2010 as Exhibit 10.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.
10.3#
Amendment No. 2 dated as of August 12, 2010, to the Credit Agreement among Bally Technologies, Inc., the various lenders named therein, Bank of America, N.A. as administrative Agent, Swing Line lender and L/C Issuer, Wells Fargo Bank, N.A., as Syndication Agent and The Bank of Nova Scotia and Wachovia Bank, N.A., as Documentation Agents.
10.4*
Alliance Gaming Corporation 1996 Long Term Incentive Plan, filed on August 21, 1997 with the Registration Statement on Form S-8 (File No. 333-34077) of Alliance Gaming Corporation, and incorporated herein by reference.
10.5*
Bally Technologies, Inc. 2010 Long Term Incentive Plan, filed on May 3, 2010 as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 of Bally Technologies, Inc., and incorporated herein by reference.
10.6*
Bally Technologies, Inc. Employee Stock Purchase Plan, filed on March 11, 2008 as Exhibit 4.8 to the Registration Statement on Form S-8 (File No. 333-149637) of Bally Technologies, Inc., and incorporated herein by reference.
10.7*
Form of Stock Option Agreement under the 2001 Long Term Incentive Plan, filed on December 30, 2005 as Exhibit 10.11 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.
10.8*
Form of Director Stock Option Agreement under the 2001 Long Term Incentive Plan, filed on December 30, 2005 as Exhibit 10.12 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.
10.9*
Form of Director Stock Option Agreement under the 2001 Long Term Incentive Plan dated June 13, 2005, filed on December 30, 2005 as Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.
10.10*#	Form of Notice of Grant of Stock Options and Option Agreement under the 2010 Long Term Incentive Plan.
10.11*#	Form of Notice of Grant of Award of Restricted Stock and Award Agreement under the 2010 Long Term Incentive Plan.
10.12*
Restricted Stock Agreement by and between Alliance Gaming Corporation and Richard Haddrill, dated as of June 30, 2004, filed on December 30, 2005 as Exhibit 10.5 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.
10.13*
Stock Option Agreement by and between Alliance Gaming Corporation and Richard Haddrill, dated as of June 30, 2004, filed on December 30, 2005 as Exhibit 10.6 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.

Exhibit Number	Description
10.14*	Stock Option Agreement by and between Alliance Gaming Corporation and Richard Haddrill, dated as of October 27, 2004, filed on December 30, 2005 as Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.
10.15*
Restricted Stock Agreement by and between Alliance Gaming Corporation and Richard Haddrill, dated as of December 22, 2004, filed on December 30, 2005 as Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.
10.16*#	Employment Agreement between Alliance Gaming Corporation and Richard Haddrill, dated as of June 30, 2004.
10.17*#	Amendment dated December 22, 2004, to the Employment Agreement by and between Alliance Gaming Corporation and Richard Haddrill.
10.18*
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
10.20*
Form of Fourth Amendment to Haddrill Employment Agreement dated February 13, 2008, by and between Bally Technologies, Inc. and Richard Haddrill, filed on February 14, 2008 as Exhibit 10.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.
10.21*
Fifth Amendment to Haddrill Employment Agreement dated October 22, 2008, by and between Bally Technologies, Inc. and Richard Haddrill, filed on October 28, 2008 as Exhibit 10.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.
10.22*#	Sixth Amendment to Haddrill Employment Agreement dated December 30, 2008, by and between Bally Technologies, Inc. and Richard Haddrill.
10.23*#	Seventh Amendment to Haddrill Employment Agreement dated August 10, 2009, by and between Bally Technologies, Inc. and Richard Haddrill.
10.24*
Letter Agreement dated August 12, 2010 by and between Bally Technologies, Inc. and Neil Davidson, filed on August 17, 2010 as Exhibit 10.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.
10.25*
Employment Agreement dated August 15, 2000 between Alliance Gaming Corporation and Mark Lerner, filed on August 20, 2009 as Exhibit 10.25 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2009 of Bally Technologies, Inc., and incorporated herein by reference.
10.26*
Executive Employment Agreement dated March 9, 2005 by and between Alliance Gaming Corporation and Ramesh Srinivasan, filed on December 30, 2005 as Exhibit 10.31 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of Alliance Gaming Corporation, and incorporated herein by reference.

Exhibit Number	Description
10.27*	Separation and Services Agreement dated August 12, 2010 by and between Bally Technologies, Inc. and Robert C. Caller, filed on August 17, 2010 as Exhibit 10.2 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.
10.28*
Letter Agreement dated June 19, 2006, by and between the Company and Michael Gavin Isaacs, filed on June 22, 2006 as Exhibit 10.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.
10.29
Separation and Consulting Agreement by and among Robert Luciano and Bally Technologies, Inc. date July 7, 2009, filed on August 20, 2009 as Exhibit 10.35 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2009 of Bally Technologies, Inc. and incorporated herein by reference.
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

BALLY TECHNOLOGIES, INC. DATED: August 26, 2010
By	/s/ RICHARD M. HADDRILL Richard M. Haddrill Chief Executive Officer (Principal Executive Officer)
By	/s/ NEIL P. DAVIDSON Neil P. Davidson Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RICHARD M. HADDRILL Richard M. Haddrill	Chief Executive Officer (Principal Executive Officer), and Director	August 26, 2010
/s/ NEIL P. DAVIDSON Neil P. Davidson	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	August 26, 2010
/s/ JACQUES ANDRÉ Jacques André	Director	August 26, 2010
/s/ ROBERT L. GUIDO Robert L. Guido	Director	August 26, 2010
/s/ DAVID ROBBINS David Robbins	Director and Chairman of the Board	August 26, 2010
/s/ KEVIN VERNER Kevin Verner	Director	August 26, 2010

 BALLY TECHNOLOGIES, INC.
INDEX TO FINANCIAL INFORMATION

All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the applicable schedule or because the information required is included in the Consolidated Financial Statements and Notes thereto.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bally Technologies, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Bally Technologies, Inc. and subsidiaries (the "Company") as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2010. Our audits also included the financial statement Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended June 30, 2010. We have also audited the Company's internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bally Technologies, Inc. and subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1, the Company adopted new accounting guidance related to revenue recognition for multiple deliverable arrangements and certain revenue arrangements that include software elements, on July 1, 2009.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
August 26, 2010

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2010 AND 2009

	June 30, 2010	June 30, 2009
	(in 000s, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$145,089	$55,886
Restricted cash	8,303	9,076
Accounts and notes receivable, net of allowances for doubtful accounts of $9,974 and $8,897	207,365	174,653
Inventories	42,806	52,887
Prepaid and refundable income tax	7,783	43,756
Deferred income tax assets	35,973	35,802
Deferred cost of revenue	14,568	21,906
Prepaid assets	11,172	7,347
Assets held for sale	—	51,284
Other current assets	3,350	13,010

Total current assets	476,409	465,607
Restricted long-term investments	13,075	12,097
Long-term accounts and notes receivables, net of allowances for doubtful accounts of $5,169 and $0	30,163	9,826
Property, plant and equipment	32,094	33,410
Leased gaming equipment	82,357	95,012
Goodwill	161,153	161,960
Intangible assets, net	34,048	32,198
Deferred income tax assets	29,980	17,276
Income tax receivable	8,688	—
Long-term deferred cost of revenue	30,958	41,615
Other assets, net	14,251	11,881

Total assets	$913,176	$880,882

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,775	$19,864
Accrued and other liabilities	45,662	45,515
Customer deposits	10,185	10,375
Jackpot liabilities	11,531	12,171
Deferred revenue	33,875	49,122
Income tax payable	6,982	2,971
Liabilities related to assets held for sale	—	2,695
Current maturities of long-term debt	42,543	35,337

Total current liabilities	174,553	178,050
Long-term debt, net of current maturities	131,250	173,750
Long-term deferred revenue	40,236	60,464
Other income tax liability	13,646	22,072
Other liabilities	9,299	7,797

Total liabilities	368,984	442,133
Commitments and contingencies (Note 15)
Stockholders' equity:
Special stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 115 shares issued and outstanding	12	12
Common stock, $.10 par value; 100,000,000 shares authorized; 59,495,000 and 57,091,000 shares issued and 54,392,000 and 54,312,000 outstanding	5,943	5,703
Treasury stock at cost, 5,103,000 and 2,779,000 shares	(157,053)	(64,727)
Additional paid-in capital	392,853	330,465
Accumulated other comprehensive loss	(3,044)	(770)
Retained earnings	303,100	165,623

Total Bally Technologies, Inc. stockholders' equity	541,811	436,306
Noncontrolling interests	2,381	2,443

Total stockholders' equity	544,192	438,749

Total liabilities and stockholders' equity	$913,176	$880,882

See accompanying notes to consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE YEARS ENDED JUNE 30, 2010

	2010	2009	2008
	(in 000s, except per share amounts)
Revenues:
Gaming equipment and systems	$491,241	$568,795	$616,409
Gaming operations	286,950	274,965	235,983

	778,191	843,760	852,392

Costs and expenses:
Cost of gaming equipment and systems(1)	196,699	251,710	287,773
Cost of gaming operations	83,106	80,083	80,394
Selling, general and administrative	203,195	212,735	225,523
Research and development costs	80,301	77,277	60,825
Impairment charges	11,379	—	—
Depreciation and amortization	19,401	18,937	16,158

	594,081	640,742	670,673

Operating income	184,110	203,018	181,719
Other income (expense):
Interest income	3,310	3,392	3,710
Interest expense	(12,581)	(19,140)	(26,895)
Other, net	(4,021)	(2,310)	2,451

Income from continuing operations before income taxes	170,818	184,960	160,985
Income tax expense	(60,721)	(64,781)	(61,282)

Income from continuing operations	110,097	120,179	99,703
Discontinued operations:
Income from discontinued operations, net of tax	7,181	8,057	12,120
Gain on disposal of discontinued operations, net of tax	22,079	—	—

Income from discontinued operations, net of tax	29,260	8,057	12,120

Net income	139,357	128,236	111,823
Less net income attributable to noncontrolling interests	1,880	1,927	4,616

Net income attributable to Bally Technologies, Inc.	$137,477	$126,309	$107,207

Basic earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations	$2.00	$2.19	$1.78
Discontinued operations	0.11	0.13	0.19
Gain on sale of discontinued operations	0.41	—	—

Basic earnings per share	$2.52	$2.32	$1.97

Diluted earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations	$1.89	$2.10	$1.67
Discontinued operations	0.11	0.12	0.18
Gain on sale of discontinued operations	0.38	—	—

Diluted earnings per share	$2.38	$2.22	$1.85

Weighted average shares outstanding:
Basic	54,576	54,449	54,428

Diluted	57,675	57,058	58,157

Amounts attributable to Bally Technologies, Inc.:
Income from continuing operations, net of tax	$109,223	$119,439	$96,972
Income from discontinued operations, net of tax	6,175	6,870	10,235
Gain on sale of discontinued operations, net of tax	22,079	—	—

Net income	$137,477	$126,309	$107,207

(1)
Cost of gaming equipment and systems exclude amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

See accompanying notes to consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE YEARS ENDED JUNE 30, 2010

						Accumulated Other Comprehensive Income (Loss) ("OCI")
	Common Stock
			Series E Special Stock	Treasury Stock	Additional Paid-In Capital		Retained Earnings	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Dollars
	(in 000s)
Balances at June 30, 2007	54,612	$5,455	$12	$(1,894)	$253,809	$1,119	$(59,047)	$948	$200,402
Net income from continuing operations, net of tax	—	—	—	—	—	—	96,972	2,731	99,703
Net income from discontinued operations, net of tax	—	—	—	—	—	—	10,235	1,885	12,120
Foreign currency translation adjustment	—	—	—	—	—	149	—	—	149

Total comprehensive income	—	—	—	—	—	—	—	—	$111,972
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,782)	(3,782)
Cumulative effect of adoption of ASC Topic 740	—	—	—	—	—	—	(8,846)	—	(8,846)
Issuance and receipt of restricted stock, ESPP shares, stock options and related tax and tax benefit	1,706	171	—	(38)	35,320	—	—	—	35,453
Purchase of common stock for treasury	—	—	—	(23,109)	—	—	—	—	(23,109)
Share-based compensation		—	—	—	13,017	—	—	—	13,017

Balances at June 30, 2008	56,318	$5,626	$12	$(25,041)	$302,146	$1,268	$39,314	$1,782	$325,107

Net income from continuing operations, net of tax	—	—	—	—	—	—	119,439	740	120,179
Net income from discontinued operations, net of tax	—	—	—	—	—	—	6,870	1,187	8,057
Foreign currency translation adjustment	—	—	—	—	—	(2,293)	—	—	(2,293)
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	—	255	—	—	255

Total comprehensive income	—	—	—	—	—	—	—	—	$126,198
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,266)	(1,266)
Issuance and receipt of restricted stock, ESPP shares, stock options and related tax and tax benefit	773	77	—	(1,411)	11,914	—	—	—	10,580
Purchase of common stock for treasury	—	—	—	(38,275)	—	—	—	—	(38,275)
Share-based compensation		—	—	—	16,405	—	—	—	16,405

Balances at June 30, 2009	57,091	$5,703	$12	$(64,727)	$330,465	$(770)	$165,623	$2,443	$438,749

Net income from continuing operations, net of tax	—	—	—	—	—	—	109,223	874	110,097
Net income from discontinued operations, net of tax	—	—	—	—	—	—	6,175	1,006	7,181
Gain on sale of discontinued operations, net of tax	—	—	—	—	—	—	22,079	—	22,079
Foreign currency translation adjustment	—	—	—	—	—	(266)	—	—	(266)
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	(2,008)	—	—	(2,008)

Total comprehensive income	—	—	—	—	—	—	—	—	$137,083
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,942)	(1,942)
Issuance and receipt of restricted stock, ESPP shares, stock options and related tax and tax benefit	2,364	236	—	(1,105)	48,462	—	—	—	47,593
Purchase of common stock for treasury	—	—	—	(91,221)	—	—	—	—	(91,221)
Shares issued upon exercise of warrants	40	4	—	—	(4)	—	—	—	—
Share-based compensation	—	—	—	—	13,930	—	—	—	13,930

Balances at June 30, 2010	59,495	$5,943	$12	$(157,053)	$392,853	$(3,044)	$303,100	$2,381	$544,192

See accompanying notes to consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE YEARS ENDED JUNE 30, 2010

	2010	2009	2008
	(in 000s)
Cash flows from operating activities:
Net income	$139,357	$128,236	$111,823
Adjustments to net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(7,181)	(8,057)	(12,120)
Gain on sale of discontinued operations, net of tax	(22,079)	—	—
Depreciation and amortization	73,900	68,772	58,978
Impairment charges	11,379	—	—
Share-based compensation	13,793	16,259	12,876
Amortization of deferred debt issuance costs	2,984	2,108	—
Income tax (benefit) expense	(19,927)	28,602	1,752
Provision for doubtful accounts	2,927	(42)	5,234
Write-off of debt issuance costs	—	786	—
Inventory write-downs	2,025	4,536	9,238
Excess tax benefit of stock option exercises	(15,355)	(270)	(12,341)
Other	(1,089)	1,945	3,176
Change in operating assets and liabilities:
Accounts and notes receivable	(49,816)	41,180	(48,880)
Inventories	(36,553)	5,638	(92,673)
Prepaid and refundable income tax and income tax payable	48,026	(31,098)	(9,452)
Other current assets	3,890	5,628	(7,519)
Accounts payable	3,763	(26,826)	358
Accrued liabilities, customer deposits and jackpot liabilities	(3,437)	(38,748)	10,298
Deferred revenue and deferred cost of revenue	(17,482)	(45,341)	25,527

Net cash provided by operating activities	129,125	153,308	56,275

Cash flows from investing activities:
Capital expenditures	(11,611)	(27,555)	(14,981)
Restricted cash and investments	(205)	4,110	4,076
Financing arrangements with customers	(15,750)	—	—
Additions to other long-term assets	(4,758)	(5,521)	(12,326)

Net cash used in investing activities	(32,324)	(28,966)	(23,231)

Cash flows from financing activities:
Proceeds from revolving credit facility	—	25,000	—
Payments on revolving credit facility	—	(75,000)	—
Capitalized debt issuance costs	(2,906)	(10,728)	—
Pay-off of debt from refinancing	—	(14,553)	—
Reduction of long-term debt and capital leases	(35,337)	(27,961)	(28,150)
Distributions to noncontrolling interests	(675)	105	(1,851)
Purchase of treasury stock	(92,326)	(39,686)	(23,147)
Excess tax benefit of stock option exercises	15,355	270	12,341
Proceeds from exercise of stock options and employee stock purchases	31,968	11,303	21,798

Net cash used in financing activities	(83,921)	(131,250)	(19,009)

Effect of exchange rate changes on cash	(396)	(71)	1,159

Net cash provided by (used in) operating activities of discontinued operations	(9,483)	8,868	15,645
Net cash provided by (used in) investing activities of discontinued operations	78,757	(6,756)	(3,211)
Net cash used in financing activities of discontinued operations	(1,267)	(1,371)	(1,930)
Decrease in cash and cash equivalents of discontinued operations	8,712	2,133	15

	76,719	2,874	10,519

Cash and cash equivalents:
Increase (decrease) for year	89,203	(4,105)	25,713
Balance, beginning of year	55,886	59,991	34,278

Balance, end of year	$145,089	$55,886	$59,991

See accompanying notes to consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2010

The following supplemental information is related to the consolidated statements of cash flows:

	Year Ended June 30,
	2010	2009	2008
	(in 000s)
Cash paid for interest	$12,982	$23,824	$27,899
Cash paid for income taxes	42,306	64,957	66,879
Non-cash investing and financing transactions:
Pay-off of debt from refinancing	$—	$275,000	$—
Transfer of inventory to leased gaming equipment(1)	51,952	43,938	79,140
Reclassify property, plant and equipment to inventory(1)	8,931	12,869	9,471
Acquisition of Bally trademark	7,500	—	—
Accrual of core technology investments	—	—	5,625

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

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bally Technologies, Inc. ("Bally" or the "Company"), a Nevada corporation, is a diversified, worldwide gaming company that innovates, designs, manufactures, operates and distributes advanced technology-based gaming devices, systems and server-based solutions. As a global gaming-systems provider, the Company offers technology solutions which provide gaming operators with a wide range of marketing, data management and analysis, accounting, player tracking, security and other software applications and tools to more effectively manage their operations. The Company's primary hardware technologies include spinning-reel and video gaming devices, specialty gaming devices and wide-area progressive systems for traditional land-based, riverboat and Native American casinos, video lottery and central determination markets and specialized system-based hardware products. In addition to selling its gaming devices, the Company also offers its customers a wide range of rental options.

Principles of presentation and consolidation

The accompanying consolidated financial statements include the accounts of Bally Technologies, Inc., and its wholly owned and partially owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America and, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), include all adjustments necessary to fairly present the Company's consolidated financial position, results of operations and cash flows for each period presented.

All intercompany accounts and transactions have been eliminated in consolidation.

Discontinued Operations

The Company was the general partner of Rainbow Casino Vicksburg Partnership ("RCVP"), which operated the Rainbow Casino, a dockside riverboat casino in Vicksburg, Mississippi. On April 5, 2010, the Company entered into a definitive purchase agreement to sell the Rainbow Casino which closed on June 8, 2010. Under the terms of the agreement, the Company was paid approximately $80.0 million in an all-cash transaction. The sale of Rainbow resulted in a gain of $22.1 million, net of tax. The Company's Casino Operations have been classified as discontinued operations in the accompanying financial statements. See Note 3 to consolidated financial statements, Assets Held For Sale and Discontinued Operations.

Expense classification

The classification of certain costs within the Consolidated Statement of Operations for the years ended June 30, 2009 and 2008 has been corrected to conform to the current year presentation. The reclassification reflects certain costs of services associated with revenue presented in Cost of gaming equipment and systems of $4.8 million and $5.5 million for the years ended June 30, 2009 and 2008, respectively, that had previously been presented as a component of Selling, general and administrative expenses. This correction was not material to the previously issued financial statements and did not have any impact on income from continuing operations, earnings per share, retained earnings, or cash flows.

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

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts reflected in the accompanying consolidated balance sheets for cash equivalents, accounts and notes receivable, investment securities to fund jackpot liabilities, accounts payable, jackpot liabilities and long-term debt approximate their respective fair values.

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

The Company's only significant financial asset or liability measured at fair value on a recurring basis, excluding accrued interest components, consisted of a cash flow hedge related to a variable rate debt instrument as of June 30, 2010 and 2009 (which is included in accrued and other liabilities and other current assets, respectively, in the consolidated balance sheets):

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Total
	(in 000s)
As of June 30, 2010:
Liability:
Derivative financial instrument	$—	$2,698	$—

As of June 30, 2009:
Assets:
Derivative financial instrument asset	$—	$255	$—

The valuation techniques used to measure the fair value of the derivative financial instrument above in which the counterparties have high credit ratings, were derived from pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data. The Company's discounted cash flow techniques use observable market inputs, such as LIBOR-based yield curves. See Note 9 to consolidated financial statements, Long-Term Debt.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The impact of the cash flow hedge on the consolidated financial statements is depicted below:

Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(in 000s)
For the year ended June 30, 2010:
Interest rate swap agreement	$(5,978)	Interest expense	$(3,024)

For the year ended June 30, 2009:
Interest rate swap agreement	$(341)	Interest expense	$(596)

Cash and cash equivalents

Cash and cash equivalents consist of highly liquid debt instruments purchased with an original maturity of three months or less at the date of purchase and are carried at cost, which approximates fair value.

Restricted cash

The Company maintains jackpot funds totaling approximately $8.3 million and $9.1 million at June 30, 2010 and 2009, respectively, to ensure availability of funds to pay wide-area progressive jackpot awards.

Accounts and notes receivable and allowance for doubtful accounts

Accounts and notes receivable are stated at face value less an allowance for doubtful accounts. The Company evaluates its receivables and establishes an allowance for doubtful accounts based on a combination of factors including, but not limited to, historical customer collection experience, economic conditions, and customers' financial condition.

The Company grants customers credit terms for periods of 30 to 120 days or may grant extended credit terms to some customers for periods up to three years, with interest at prevailing rates, which are generally collateralized by the related equipment sold, although the value of such equipment, if repossessed, may be less than the receivable balance outstanding.

The Company also provides development financing loans to select customers to assist in funding new or expanding gaming opportunities, generally under terms of three to five years with interest recognized at prevailing rates. Certain agreements may also include provisions for the facility to reserve a percentage of its total gaming footprint for the placement of the Company's gaming devices.

The fair value of accounts and notes receivable, net, is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers, with similar credit ratings and remaining maturities. As of June 30, 2010 and 2009, respectively, the fair value of the accounts and notes receivable, net, approximate the carrying value.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market. Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overhead. Inventories consist of the following:

	June 30,
	2010	2009
	(in 000s)
Raw materials	$34,221	$40,662
Work-in-process	1,101	1,432
Finished goods	7,484	10,793

Total	$42,806	$52,887

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

The Company recorded inventory write-downs totaling approximately $2.0 million, $4.5 million and $9.2 million during the years ended June 30, 2010, 2009 and 2008, respectively. These charges are classified in cost of gaming equipment and systems in the consolidated statements of operations.

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

Restricted long-term investments

The Company purchases U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive annual or weekly installment payments. These securities are held to maturity and recorded at cost plus interest accretion to date. Such securities are included in restricted long-term investments in the consolidated balance sheets, and totaled $13.1 million and $12.1 million as of June 30, 2010 and 2009, respectively.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property, plant and equipment and leased gaming equipment

Property, plant and equipment is stated at cost and depreciated over the estimated useful lives or lease term, if less, using the straight line method as follows: buildings and improvements, ten to forty years; furniture, fixtures and equipment, three to seven years; and leasehold improvements, the shorter of lease term or ten years. Leased gaming equipment is stated at cost and depreciated over the estimated useful lives ranging from two to three and one-half years. Depreciation and asset charges related to leased gaming equipment are recorded to cost of gaming operations in the consolidated statements of operations. Equipment under capital leases is recorded at the lower of the present value of the minimum lease payments or the fair value of the assets.

Significant replacements and improvements are capitalized while other maintenance and repairs are expensed. The cost and accumulated depreciation of assets retired or otherwise disposed of are eliminated from the accounts and any resulting gain or loss is credited or charged to income.

Depreciation and amortization expense

For the years ended June 30, 2010, 2009 and 2008, depreciation and amortization expense from continuing operations totaled $73.9 million, $68.8 million and $59.0 million, respectively. Of these amounts, $54.5 million, $49.8 million and $42.8 million of depreciation and amortization expense were included in cost of gaming operations in the consolidated statements of operations. Depreciation expense from leased gaming equipment under capital leases totaled $-0- million, $2.1 million and $2.8 million for the years ended June 30, 2010, 2009 and 2008, respectively.

For the years ended June 30, 2010, 2009 and 2008, depreciation and amortization expense from discontinued operations totaled $2.9 million, $3.3 million and $2.8 million, respectively.

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

During the year ended June 30, 2010, impairment charges of $5.9 million related to long-lived assets were recorded (see Note 4 to the consolidated financial statements, Impairment Charges). During the years ended June 30, 2009 and 2008, no impairment charges related to long-lived assets were recorded.

During the years ended June 30, 2010, 2009 and 2008, no impairment charges related to goodwill were recorded.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Jackpot liabilities

The Company recognizes jackpot expense, included in cost of gaming operations in the consolidated statements of operations, and a liability for jackpots incurred but not yet won in each jurisdiction based on the discounted net present value of the progressive meter liability. Jackpots are payable either in weekly or annual installments, or immediately in the case of instant win progressive jackpots. Winners may elect to receive a single payment for the present value of a jackpot discounted at applicable interest rates in lieu of annual installments. Interest rates used in the single payment calculation vary by jurisdiction and are impacted by market forces and other economic conditions.

Revenue recognition

The Company derives its revenues from the following:

•	Gaming Equipment	—	Sale of gaming devices and related equipment, parts and conversion kits;
•	Gaming Operations	—	Operation of linked progressive systems, video lottery and centrally determined systems and the rental of gaming devices and content; and
•	Systems	—	Sale and support of specialized systems-based software and hardware products and related recurring hardware and software maintenance revenue.

Revenue is recognized when all of the following have been satisfied:

  •
  Persuasive evidence of an arrangement exists;

  •
  Delivery has occurred;

  •
  The price or fee is fixed or determinable;

  •
  Collectability is probable; and

  •
  No significant contractual obligations remain.

Games placed with customers on a trial basis are not recognized as revenue until the trial period ends, or the customer accepts the games and collectability is probable. Amounts billed prior to completing the earnings process are deferred until revenue recognition criteria are met. Revenues are reported net of incentive rebates, discounts, sales taxes, and other taxes of a similar nature.

Gaming revenues from our discontinued casino operations were recognized as the net win from gaming machine and table game operations, which is the difference between currency deposited into the devices or placed at the table games and the payouts made to the players, less any coupons or other promotional allowances, if applicable.

Gaming operations revenue consists of the operation of linked progressive systems and from gaming devices, software content and the related systems placed in casinos on a daily fee or rental basis. Revenue from these sources is recognized based on the contractual terms of the arrangement and is generally based on a share of money wagered, a share of the net winnings, or on a fixed daily rental rate basis. The daily fee entitles the customer to full use of the gaming device and includes rental and maintenance of the gaming device, licensing of the game content and connection to our linked progressive system, where applicable. In certain markets, the Company also charges a daily system connection fee for the customer to connect to our central determination systems and/or back-office system. The Company does not consider these arrangements to have multiple revenue-generating

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

activities as the services offered are a comprehensive solution in exchange for a daily fee and all of the products and services are delivered contemporaneously.

Gaming equipment and systems revenue is generated from the sale of gaming devices and licenses of software, conversion kits, systems-based hardware, services, and the licensing of computerized monitoring systems and related software maintenance fees. The Company licenses its software on a perpetual basis or under time-based licenses. The Company's time-based licenses are generally for twelve month periods, and are bundled with software maintenance and product support fees. Software maintenance provides customers with rights to unspecified software product upgrades, maintenance and patches released during the term of the support period. The majority of the Company's customers purchase both software and hardware maintenance and product support when they license software. In addition, substantially all customers renew these maintenance agreements annually.

The Company sells or licenses its products and services individually or under arrangements in which there are multiple elements, such as a combination of gaming devices, system-based hardware, software license fees, maintenance and product support fees and professional services.

Effective July 1, 2009, the Company adopted new accounting guidance related to revenue recognition for multiple deliverable arrangements and certain revenue arrangements that include software elements. The Company elected to adopt this guidance prior to the required effective date using the prospective method. Accordingly, this guidance was applied to all new or materially modified revenue arrangements entered into since the start of the Company's fiscal year of adoption, which was July 1, 2009.

The guidance replaces and significantly changes the existing separation criteria for multiple-deliverable revenue arrangements by eliminating the criterion for objective and reliable evidence of fair value for the undelivered products or services to determine a unit of accounting. Instead, revenue arrangements with multiple deliverables should be allocated and recognized based on separate units of accounting if the deliverables meet both of the following criteria:

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

The guidance also eliminates the use of the residual method of allocation and requires, instead, that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price (i.e., the relative selling price method). When applying the relative selling price method, a hierarchy is used for estimating the selling price based first on vendor-specific objective evidence ("VSOE"), then third-party evidence ("TPE") and finally management's estimate of the selling price ("ESP").

In addition, the guidance amends the scope of software revenue recognition to exclude all tangible products containing both software and nonsoftware components that function together to deliver the product's essential functionality. As a result, certain products that were previously accounted for under the scope of software revenue recognition guidance are no longer accounted for as software. Prior to July 1, 2009, the Company determined its gaming devices included software that was "more than incidental" to the product as a whole; accordingly, the sales of gaming devices was accounted for under the scope of software revenue recognition guidance. Application of the new guidance resulted in the Company determining that gaming devices no longer fall under the scope of software revenue

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognition guidance. Under the new guidance, which applies to new or modified arrangements since July 1, 2009, revenue related to systems arrangements that contain software and nonsoftware deliverables require an allocation of the arrangement fee to the separate deliverables using the relative selling price method. Revenue for the software deliverables continue to be recognized under the software revenue recognition guidance, while revenue for the nonsoftware deliverables, such as gaming devices and other hardware, are no longer accounted for under the software revenue recognition guidance.

In allocating the arrangement fees to separate deliverables, the Company used a combination of VSOE of selling price and ESP for gaming devices, maintenance and product support fees for perpetual licenses and professional services; a combination of VSOE and ESP for system-based hardware products; and ESP for software products and maintenance and product support fees on time-based licenses. ESP is determined based upon the Company's normal pricing and discounting practices. VSOE of selling price is measured based on the price for each deliverable when it is sold separately. VSOE of selling price for software maintenance and product support fees sold with perpetual licenses are measured by the contractual renewal rate offered to the customer.

Advertising costs

The Company expenses advertising costs as incurred, which totaled $9.1 million, $6.8 million and $5.0 million from continuing operations for the years ended June 30, 2010, 2009 and 2008, respectively.

Warranty expense

Gaming devices are typically sold with a 90-day parts and labor warranty. Warranty expense is calculated using historical experience, and totaled $2.3 million, $3.3 million and $3.1 million for the years ended June 30, 2010, 2009 and 2008, respectively.

Research and development

Research and development expenses related to product development are expensed until technological feasibility has been established. The Company has determined that technological feasibility is not established for its products until completion of the regulatory approval process. As this process is completed shortly before the products are made available to customers, any development costs incurred after the establishment of technological feasibility are typically not significant and expensed as incurred.

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

On July 1, 2007, the Company adopted accounting guidance related to accounting for uncertainty in income taxes, which creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a tax position is required to meet before being

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Recently adopted accounting pronouncements

On July 1, 2009, the Company adopted the new Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") which establishes two levels of U.S. GAAP: authoritative and nonauthoritative. The ASC is now the single source of authoritative nongovernmental U.S. GAAP. All other literature is considered non-authoritative. The Company's adoption of this statement had no impact on the consolidated results of operations, financial position and cash flows, but rather changes the reference used to cite specific FASB accounting literature.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The impact of applying the new revenue recognition accounting guidance (See Revenue recognition above) to new or materially modified arrangements entered into since July 1, 2009, is as follows:

	For the Year Ended June 30, 2010
	As Reported	Pro Forma Basis as if the Previous Accounting Guidance Were in Effect
	(in 000s)
Revenues:
Gaming Equipment	$273,718	$261,047
Systems	217,523	216,962

Gaming equipment and systems	$491,241	$478,009

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

On July 1, 2009, the Company adopted new accounting guidance related to business combinations which clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use. This guidance requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. Future effects will be dependent upon acquisitions of defensive intangible assets, if any, at that time. In addition, there is new guidance for determining the useful life of a recognized intangible asset. This guidance is applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements are applied prospectively to all intangible assets recognized in financial statements. In addition, the new guidance requires that an acquiring entity recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions, requires the expense of acquisition costs, and also includes a substantial number of new disclosure requirements. The Company's adoption of this guidance did not have a significant impact on the disclosures or the consolidated results of operations, financial position and cash flows for the year ended June 30, 2010.

On July 1, 2009, the Company adopted new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this guidance requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. This guidance also clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. The guidance also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The adoption of this statement did not have a material impact on the consolidated results of operations, financial position and cash flows, but did affect presentation and disclosure. As a result of the adoption, the Company reclassified noncontrolling interests in the amount of $2.4 million from minority interest to equity in the June 30, 2009 Consolidated Balance Sheets and Statements of Stockholders' Equity. Certain reclassifications to the Consolidated Statements of Operations and Consolidated Statements of Cash Flows have been made to prior period amounts to conform to the presentation of the current period. Recorded amounts for prior periods previously presented as Net income which are now presented as Net income attributable to Bally Technologies, Inc., have not changed as a result of the adoption of this guidance.

On July 1, 2009, the Company adopted new accounting guidance requiring additional disclosures about fair value of financial instruments in interim and annual financial statements. The Company's adoption of this guidance resulted in the disclosure of information about the fair value of financial instruments consistent with the disclosures in the Company's most recent annual financial statements.

Recently issued accounting pronouncements not yet adopted

In April 2010, the FASB issued new accounting guidance related to accruals for casino jackpot liabilities. Specifically, the guidance clarifies that an entity should not accrue jackpot liabilities, or portions thereof, before a jackpot is won if the entity can avoid paying the jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance applies to both base and progressive jackpots. The new guidance is effective for fiscal years beginning on or after December 15, 2010. The new guidance will be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. The Company expects to adopt the guidance in fiscal year 2012 and is currently in the process of evaluating the impact the guidance will have on its consolidated results of operations, financial position and cash flows.

In July 2010, the FASB issued new accounting guidance to address concerns about the credit quality of financing receivables and the related allowance for credit losses. The guidance is intended to provide additional information to assist financial statement users in assessing an entity's credit risk exposures and evaluating the adequacy of its allowance for credit losses. Disclosures will require information at disaggregated levels, including the nature of the credit risk and how it is analyzed in arriving at the allowance for credit losses, a roll-forward schedule of and reasons for changes in the allowance, credit quality indicators, and aging of past due accounts, the nature and extent of modifications, and significant purchase or sales. The guidance is effective for disclosures for interim and annual reporting periods ending on or after December 15, 2010. The Company expects to adopt the guidance in the second quarter of fiscal year 2011, and is currently evaluating the impact the guidance will have on its future disclosures. Other than enhanced disclosures, the guidance will have no impact on its results of operations, financial position and cash flows.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities.

The following computation of basic and diluted earnings per share applicable to the Company's common stock is as follows:

	Year Ended June 30,
	2010	2009	2008
	(in 000s, except share amounts)
Amounts attributable to Bally Technologies, Inc.:
Income from continuing operations, net of tax	$109,223	$119,439	$96,972
Income from discontinued operations, net of tax	6,175	6,870	10,235
Gain on sale of discontinued operations, net of tax	22,079	—	—

Net income attributable to Bally Technologies, Inc.	$137,477	$126,309	$107,207
After tax interest expense on convertible debt	14	160	301

Diluted earnings attributable to Bally Technologies, Inc.	$137,491	$126,469	$107,508

Weighted average common shares outstanding	54,576	54,449	54,428
Dilutive effect of:
Stock options, Restricted Stock Units ("RSU") and restricted stock	3,063	2,423	3,478
Warrants	14	7	33
Convertible debt(1)	22	179	218

Weighted average diluted shares outstanding	57,675	57,058	58,157

Basic earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations	$2.00	$2.19	$1.78
Income from discontinued operations	0.11	0.13	0.19
Gain on sale of discontinued operations	0.41	—	—

Basic earnings per share	$2.52	$2.32	$1.97

Diluted earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations	$1.89	$2.10	$1.67
Income from discontinued operations	0.11	0.12	0.18
Gain on sale of discontinued operations	0.38	—	—

Diluted earnings per share	$2.38	$2.22	$1.85

(1)
The Company had certain related party debt outstanding which was convertible into common stock at the Company's discretion. The related party debt was paid in full in December 2009. See Note 11 to the consolidated financial statements, Related Party Transactions.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Certain securities were excluded from the diluted per share calculation because their inclusion would be anti-dilutive. Such securities consist of the following:

	Year Ended June 30,
	2010	2009	2008
	(in 000s)
Stock options, RSU and restricted stock	308	1,975	235
Warrants	—	—	100

	308	1,975	335

3.     ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

The Company owned and operated the Rainbow Casino, a dockside riverboat casino in Vicksburg, Mississippi, which was sold on June 8, 2010. Under the terms of the agreement, the Company was paid approximately $80.0 million in an all-cash transaction.

The assets and liabilities of the Rainbow Casino were classified as held for sale as of June 30, 2009 and the results of its operations for the years ended June 30, 2010, 2009 and 2008 were classified as discontinued operations because the Company does not expect to continue to receive significant cash flows from the Rainbow Casino. Inter-segment revenues, eliminated in consolidation, were $0.5 million, $1.2 million and $1.1 million for the years ended June, 2010, 2009 and 2008, respectively. The following table summarizes the assets held for sale and liabilities related to assets held for sale in the accompanying consolidated balance sheet:

June 30, 2009
(in 000s)
Cash and cash equivalents	$8,712
Accounts and notes receivable, net of allowances for doubtful accounts of $42	45
Inventories	55
Prepaid assets	184
Deferred income tax assets	312
Other current assets	8

Total current assets	9,316
Property, plant and equipment, net of accumulated depreciation of $20,336	43,479
Deferred income tax assets	(1,903)
Other assets, net	392

Total assets	$51,284

Accounts payable	$710
Accrued liabilities	1,890
Jackpot liabilities	95

Total current liabilities	2,695

Total liabilities	$2,695

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes income from discontinued operations:

	Year Ended June 30,
	2010	2009	2008
	(in 000s)
Revenues:
Casino operations	$34,336	$39,669	$47,299

Costs and expenses:
Direct cost of casino operations	14,081	16,750	18,847
Selling, general and administrative	6,821	7,864	8,223
Depreciation and amortization	2,873	3,337	2,755

	23,775	27,951	29,825

Operating income	10,561	11,718	17,474
Other income (expense):
Interest income	7	26	134
Other, net	(25)	13	23

Income from discontinued operations before income taxes	10,543	11,757	17,631
Income tax expense	(3,362)	(3,700)	(5,511)

Income from discontinued operations	7,181	8,057	12,120
Less income attributable to noncontrolling interests	1,006	1,187	1,885

Income from discontinued operations attributable to Bally Technologies, Inc.	$6,175	$6,870	$10,235

The following table summarizes the gain on disposal of discontinued operations:

Year Ended June 30,
2010
(in 000s)
Sale proceeds	$80,000
Distributions to noncontrolling interest	(688)
Assets held for sale	(45,733)
Liabilities related to assets held for sale	1,161
Adjustments to proceeds for fees and expenses	(471)

Gain on disposal of discontinued operations before income taxes	34,269
Income tax expense	(12,190)

Gain on disposal of discontinued operations	$22,079

4.     IMPAIRMENT CHARGES

As a result of recent actions concerning the legality of the charitable bingo market in Alabama, the Company recorded a charge of $11.4 million during the third quarter of fiscal 2010, which included full allowances for notes and accounts receivable of $5.5 million and an impairment of $5.9 million in long-lived assets.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recoverability of the long-lived assets and notes and accounts receivable were measured by a comparison of the carrying amount of the related asset to future net cash flows expected to be generated by the related asset. The impairment charges were measured by the amount by which the carrying amount of the assets exceeded the estimated fair value of the assets.

5.     PROPERTY, PLANT AND EQUIPMENT AND LEASED GAMING EQUIPMENT

Property, plant and equipment and leased gaming equipment consist of the following:

	June 30,
	2010	2009
	(in 000s)
Land and land improvements	$1,975	$1,975
Buildings and leasehold improvements	23,483	21,610
Gaming equipment	26,508	24,832
Furniture, fixtures and equipment	27,842	28,770
Less accumulated depreciation	(47,714)	(43,777)

Property, plant and equipment, net	$32,094	$33,410

Leased gaming equipment	$236,137	$212,650
Less accumulated depreciation	(153,780)	(117,638)

Leased gaming equipment, net	$82,357	$95,012

6.     GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

		June 30, 2010			June 30, 2009
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in 000s)
Computer software	3 - 9	$35,652	$(28,395)	$7,257	$27,488	$(19,083)	$8,405
License rights	3 - 5	3,624	(2,048)	1,576	2,117	(1,814)	303
Trademarks	5	2,203	(2,023)	180	2,203	(1,693)	510
Core technology	5 - 8	22,763	(10,346)	12,417	22,763	(6,585)	16,178
Contracts	10	10,836	(6,421)	4,415	10,043	(5,364)	4,679
Other intangibles	3 - 7	1,702	(999)	703	7,627	(5,504)	2,123

Total finite lived intangible assets		$76,780	$(50,232)	$26,548	$72,241	$(40,043)	$32,198
Trademark	indefinite	7,500	—	7,500	—	—	—

Total		$84,280	$(50,232)	$34,048	$72,241	$(40,043)	$32,198

In September 2009, the Company recorded an intangible asset of approximately $7.5 million related to one-time consideration given for a perpetual, world-wide license for the use of the Bally trademark in connection with the Company's business. Consideration for this intangible asset included approximately $5.0 million related to the delivery of gaming devices and $2.5 million in forgiveness of certain customer receivable balances. Previously, a royalty fee was paid and expensed based upon the number of units produced and sold using the trademark.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total amortization expense related to finite lived intangible assets totaled $10.3 million, $9.8 million and $7.4 million for the years ended June 30, 2010, 2009 and 2008, respectively, which included computer software amortization expense of $4.4 million, $4.1 million and $3.3 million, respectively. Future amortization of finite lived intangible assets is scheduled as follows:

Year Ended June 30,	(in 000s)
2011	$8,991
2012	6,771
2013	5,634
2014	1,950
2015	647
Thereafter	2,555

Total	$26,548

All goodwill is associated with continuing operations. The changes in the carrying amount of goodwill for the years ended June 30, 2010 and 2009 are as follows:

(in 000s)
Balance as of June 30, 2008	$162,727
Foreign currency translation adjustment	(767)

Balance as of June 30, 2009	161,960
Foreign currency translation adjustment	(807)

Balance as of June 30, 2010	$161,153

No impairment charges for goodwill and intangible assets were necessary for the years ended June 30, 2010, 2009 and 2008.

7.     OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30,
	2010	2009
	(in 000s)
Refundable deposits	$413	$2,476
Games on trial	2,744	2,448
Derivative financial instrument asset	—	255
Other	193	7,831

Total other current assets	$3,350	$13,010

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     ACCRUED AND OTHER LIABILITIES

Accrued liabilities consist of the following:

	June 30,
	2010	2009
	(in 000s)
Payroll and related costs	$24,148	$23,240
Royalties	3,045	3,737
Professional and consulting fees	2,857	2,672
Regulatory approval costs	1,604	1,629
Derivative financial instrument liability	2,698	—
Other	11,310	14,237

Total accrued and other liabilities	$45,662	$45,515

9.     LONG-TERM DEBT

Long-term debt consists of the following:

	June 30,
	2010	2009
	(in 000s)
Term loan facility	$173,750	$206,250
Related party debt (see Note 11)	—	2,800
Other	43	37

Long-term debt	173,793	209,087
Less current maturities	(42,543)	(35,337)

Long-term debt, net of current maturities	$131,250	$173,750

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

On April 9, 2010, the Company entered into a new $75.0 million revolving credit facility, which matures in March 2014, and increases the Company's total undrawn revolver capacity to $150.0 million. The new revolver has the same terms, security, pricing and conditions as the existing Credit Facility. The Company paid approximately $1.0 million in fees and expenses related to the new revolving credit facility.

As of June 30, 2010, there was approximately $150.0 million of undrawn availability under the revolving credit facilities. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit.

The interest rate on the Credit Facility is subject to a leverage-based pricing grid. On April 9, 2010, the Company amended the Credit Facility to, among other items, change the leverage-based pricing grid. If the leverage ratio, as defined under the term loan, is greater than 2.5, the interest rate will be LIBOR plus a margin of 3.25%; if the leverage ratio is between 2.0 and 2.5, the interest rate will be LIBOR

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

plus a margin of 3.00%; if the leverage ratio is between 1.5 and 2.0, the interest rate will be LIBOR plus a margin of 2.75%; if the leverage ratio is between 1.0 and 1.5, the interest rate will be LIBOR plus a margin of 2.50%; and if the leverage ratio is below 1.0, the interest rate will be LIBOR plus a margin of 2.25%. The Company paid approximately $1.90 million in fees and expenses for the amendment. The amendment did not affect the floating-to-fixed interest rate swap.

Prior to the amendment, if the Company's leverage ratio, as defined under the Credit Facility, was greater than 1.5, the interest rate would have been LIBOR plus a margin of 3.25%; if the leverage ratio was between 1.0 and 1.5, the interest rate would have been LIBOR plus a margin of 3.00%; and if the leverage ratio was below 1.0, the interest rate would have been LIBOR plus a margin of 2.75%.

In December 2008, the Company entered into a floating-to-fixed interest rate swap, as discussed below, fixing the interest rate of the term loan at 1.89% plus the applicable margin (2.25% at June 30, 2010) for the remaining term. The interest rate on the revolving credit facility was 4.14% and 3.07% at June 30, 2010 and 2009, respectively.

The term loan is in its second year and requires quarterly principal reductions of $8.75 million through September 30, 2010 and $11.25 million quarterly during each of the third and fourth years of the agreement, with a balloon payment due at maturity in September 2012. The Credit Facility is collateralized by substantially all of the Company's domestic property and is guaranteed by each of the Company's domestic subsidiaries, excluding any noncontrolling interests, and is secured by a pledge agreement.

The fair value of long-term debt is estimated by discounting expected cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of June 30, 2010 and 2009, respectively, the fair value of long-term debt approximated the carrying value.

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

A breach of any of the covenants or the inability to comply with the required financial ratios could result in a default under the Credit Facility. In the event of any such default, the lenders could elect to declare all borrowings outstanding under the Credit Facility, together with any accrued interest and other fees, to be due and payable. If the Company were unable to repay the indebtedness upon its acceleration, the lenders could proceed against the underlying collateral. The Company was in compliance with all of the Credit Facility covenants as of June 30, 2010.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company has documented and designated this interest rate swap as a cash flow hedge. Based on the assessment of effectiveness using statistical regression, the Company determined that the interest rate swap is effective. Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed each fiscal quarter using the hypothetical derivative method. As the interest rate swap qualifies as a cash flow hedge, the Company adjusts the cash flow hedge on a quarterly basis to its fair value with a corresponding offset to accumulated Other Comprehensive Income ("OCI"). The interest rate swap has been and is expected to remain highly effective for the life of the hedge. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. Any ineffectiveness is reclassified from accumulated other comprehensive income to other income (expense). As of June 30, 2010, the Company had no ineffectiveness on its cash flow hedge. Amounts related to the swap expected to be reclassified from other comprehensive income to interest expense in the next twelve months total $1.9 million.

Additional information on the Company's interest rate swap is as follows:

Interest Rate Swaps	Balance Sheet Location	Fair Value (in 000s)	Location of Offsetting Balance
Cash flow hedge—$173.8 million LIBOR based debt	Accrued Liabilities	$2,698	Accumulated other comprehensive loss

Principal Repayments

The following annual principal maturities of long-term debt for each of the fiscal years ending subsequent to June 30, 2010, are as follows:

Year Ended June 30,	(in 000s)
2011	$42,543
2012	45,000
2013	86,250

Total	$173,793

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   LEASES

The Company leases certain office space, equipment, autos, warehouse and repair facilities and other property locations under non-cancelable operating leases which are generally included in selling, general and administrative expenses. Operating rental expense is as follows:

	Year Ended June 30,
	2010	2009	2008
	(in 000s)
Equipment and office space leases	$8,325	$6,969	$6,319
Sublease rental income	(251)	(201)	(64)

	$8,074	$6,768	$6,255

A schedule of future minimum rental payments required under noncancelable operating leases for each of the five fiscal years ending after June 30, 2010, is as follows:

Year Ended June 30,	Operating
2011	$7,279
2012	5,342
2013	3,485
2014	2,732
2015	1,703
Thereafter	1,968

Total minimum payments	$22,509

11.   RELATED PARTY TRANSACTIONS

In connection with the acquisition of SDG, the consideration paid included subordinated debt issued to the former principals of SDG. Certain of the former principals are now employees of the Company. At the Company's discretion, the principal and accrued interest thereon could have been paid in cash, or converted into shares of the Company's common stock using the average stock price for the 20 business days prior to the delivery of such shares. As of June 30, 2009, the subordinated debt totaled $2.8 million, all of which was included in current maturities. The subordinated debt was paid in full in December 2009.

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

12.   SHARE-BASED COMPENSATION

Employee Stock Purchase Plan

The 2008 ESPP provides that eligible employees are able to contribute up to 10% of their eligible earnings towards the quarterly purchase of the Company's common stock. The employee's purchase price is equal to 85% of the fair market value. During the years ended June 30, 2010 and 2009,

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

employees purchased 53,716 and 88,774 shares of common stock for approximately $1.9 million and $1.7 million, respectively. No purchases were made during the year ended June 30, 2008.

Share-Based Award Plans

The Company's 2001 Long-Term Incentive Plan, as amended, (the "2001 Plan") provides for the issuance of up to 12,050,000 shares of common stock to Company employees, directors and designated paid consultants of which up to 1,400,000 shares may be granted in the form of restricted stock or restricted stock units ("RSUs"). Generally, options are granted at the fair value of the Company's common stock at the date of grant and are exercisable over five to ten years.

The Company's 1996 Long-Term Incentive Plan (the "1996 Plan") provided for the issuance of up to 3,428,000 shares of common stock to Company employees, directors and designated paid consultants. Generally, options were granted at the fair value of the Company's common stock at the date of grant and are exercisable over five to ten years. No shares of common stock remain available under the 1996 Plan for the grant of new awards.

The Company's 1991 Long Term Incentive Plan, as amended, (the "1991 Plan") provided for the issuance of up to 3,428,000 shares of common stock to Company employees and directors. Generally, options were granted at the fair market value of the Company's common stock at the date of the grant and are exercisable over five to ten years. No shares of common stock remain available under the 1991 Plan for the grant of new awards.

The Company issues new shares for shares delivered under the 1991 Plan, the 1996 Plan and the 2001 Plan (collectively, the "Plans").

Stock option activity as of and for the year ended June 30, 2010 is summarized below:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)	(per share)	(years)	(in 000s)
Balance outstanding as of June 30, 2009	6,903	$17.96		$85,222
Granted	368	40.55
Exercised	(2,144)	14.03
Forfeited or expired	(66)	27.60

Balance outstanding as of June 30, 2010	5,061	$21.14	4.60	$61,186

Exercisable as of June 30, 2010	3,897	$18.77	4.24	$54,149

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted stock and RSU activity as of and for the year ended June 30, 2010 is summarized below:

	Restricted Stock	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
	(in 000s)	(per share)	(in 000s)	(in 000s)
Balance outstanding as of June 30, 2009	310	$30.42	623	$17.71
Granted	145	40.18	42	38.98
Released	(124)	27.89	(23)	36.70
Forfeited or expired	(2)	32.62	—	—

Balance outstanding as of June 30, 2010	329	$35.66	642	$18.27

Vested as of June 30, 2010			534	$16.04

The following is additional information about stock options, restricted stock and RSUs exercised, granted and vested during the periods:

	Year Ended June 30,
	2010	2009	2008
	(in 000s, except per share amounts)
Weighted average grant-date fair value per share:
Stock options granted	$19.56	$10.62	$14.58
Stock options vested	$10.71	$9.23	$8.93
Restricted stock and RSUs vested	$29.99	$20.16	$18.04
Total grant-date fair value of stock options vested	$7,123	$13,186	$10,954
Total grant-date fair value of restricted stock and RSUs vested	$4,384	$3,758	$3,106
Exercises under all share-based payment arrangements:
Total intrinsic value	$59,583	$7,297	$38,887
Cash received	$30,074	$9,628	$21,798
Tax benefit realized	$16,730	$688	$13,693

Shares Reserved

The following shares are reserved for stock options issued and available for issue under the Plans and the 2008 ESPP:

(in 000s)
Stock options, restricted stock and RSUs issued and currently outstanding	5,703
Shares available for future issuance	611
Warrants	5

Total	6,319

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share-Based Compensation

The following table presents share-based compensation expense and related effect of the income tax benefit included in the Company's consolidated statements of operations:

	Year Ended June 30,
	2010	2009	2008
	(in 000s)
Selling, general and administrative	$10,382	$13,377	$10,762
Research and development	3,231	2,736	2,032
Cost of gaming equipment and systems and operations	180	146	82

Share-based compensation expense before tax	$13,793	$16,259	$12,876
Income tax benefit	(4,828)	(5,691)	(4,507)

Net share-based compensation expense	$8,965	$10,568	$8,369

Share-based compensation expense from discontinued operations before income tax was $137,000, $146,000 and $141,000 for the years ended June 30, 2010, 2009 and 2008, respectively.

Included in share-based compensation expense in the consolidated statements of operations for the years ended June 30, 2010, 2009 and 2008 is restricted stock amortization of $6.4 million, $4.6 million and $2.8 million, respectively.

During the year ended June 30, 2009, the Company modified certain fully vested stock options, previously issued to certain members of the Company's Board of Directors, extending the contractual term for 2.15 years. The modification resulted in the recognition of additional share-based compensation expense of approximately $400,000, which was equal to the net increase in the fair value of the modified stock option.

Additionally, during the year ended June 30, 2009, the Company's Board of Directors approved the accelerated vesting of all unvested stock options previously issued to the Company's former Chief Technology Officer. This accelerated vesting affected options for approximately 360,000 shares of the Company's common stock and resulted in the acceleration of $1.4 million in share-based compensation.

As of June 30, 2010, there was $11.6 million of total unrecognized compensation expense related to the unvested portion of stock options which will be recognized over the subsequent 1.90 years. In addition, as of June 30, 2010, there was $8.5 million of total unrecognized compensation expense related to the unvested portion of restricted stock and RSUs which will be recognized over the subsequent 1.63 years.

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

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of each option granted during the periods referenced below was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	Year Ended June 30,
	2010	2009	2008
Weighted Average:
Expected option term (in years)	4.66	4.53	4.94
Expected volatility	56.04%	51.07%	45.42%
Risk-free interest rate	2.23%	2.63%	3.03%
Expected annual dividend yield	0%	0%	0%

For the years ended June 30, 2010, 2009 and 2008, the expected option term was determined using the simplified method for share based payments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. Certain employees could not exercise options until November 2007 during the time the Company was delinquent in its SEC filings. In addition, there was a significant change in the contractual term of its stock options grants from ten years to seven years, a change in the vesting schedule of stock options from three year to four year periods and changes in the percentage vesting within each year. Expected volatility is based on historical market factors related to the Company's common stock. Risk-free interest rate is based on U.S. Treasury rates appropriate for the expected term.

13.   STOCKHOLDERS' EQUITY, OPTIONS, WARRANTS AND RIGHTS

Warrants

The Company previously issued 100,000 stock purchase warrants in connection with a prior acquisition. The strike price of the warrant is $24.69 with a term of seven years. During the year ended June 30, 2010, 95,375 stock purchase warrants were exercised and converted into 40,080 shares of the Company's common stock. The exercises were cashless and net shares were issued for the difference between the strike price of the warrant and the market value of the Company's common stock upon exercise.

Share Repurchase Plan

The Company's Board of Directors have approved a variety of share repurchase plans under which, subject to price and market conditions, purchases of shares can be made from time to time in the open market or in privately negotiated transactions using available cash.

On April 4, 2010, the Company's Board of Directors approved a new share repurchase plan to purchase up to $150 million of common stock which replaced the previous plan. As of June 30, 2010, $103.0 million remained available under the plan for repurchase in future periods.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended June 30, 2010, 2009 and 2008, the Company made the following purchases under its share repurchase plans:

	Year Ended June 30,
	Shares	Average Price per share	Amount (in 000s)
For the year ended June 30, 2008(1)	436,200	$39.23	$17,111
For the year ended June 30, 2009	1,557,216	$24.58	$38,275
For the year ended June 30, 2010	2,297,278	$39.71	$91,221

Total	4,290,694	$34.17	$146,607

(1)
Excludes 149,523 shares of our common stock repurchased at $40.20 per share for approximately $6.0 million from a prior officer of the Company.

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

14.   INCOME TAXES

Consolidated income from continuing operations before taxes and noncontrolling interest for domestic and foreign operations is as follows:

	Year Ended June 30,
	2010	2009	2008
	(in 000s)
United States	$160,265	$169,756	$169,028
Foreign	10,553	15,204	(8,043)

Total	$170,818	$184,960	$160,985

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the Company's income tax expense from continuing operations are as follows:

	Year Ended June 30,
	2010	2009	2008
	(in 000s)
Current:
Federal	$59,626	$26,956	$55,826
State	5,928	4,820	9,184
Foreign	5,057	3,711	(4,678)

	70,611	35,487	60,332

Deferred:
Federal	(9,261)	26,458	2,438
State	(796)	2,770	(2,028)
Foreign	167	66	540

	(9,890)	29,294	950

Income tax expense	$60,721	$64,781	$61,282

A reconciliation of the Company's income tax provision as computed by applying the U.S. federal statutory tax rate compared to the income tax provision for continuing operations is as follows:

	Year Ended June 30,
	2010	2009	2008
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Income attributable to noncontrolling interest	(0.2)	(0.1)	(0.6)
State income taxes, net of federal benefit	2.0	3.5	2.3
Foreign earnings subject to U.S. tax	1.2	2.2	2.0
Change in valuation allowance	(0.3)	(0.2)	(4.9)
Tax credits	(2.3)	(5.8)	(2.1)
Domestic production activities deduction	(0.5)	(1.5)	(0.8)
Capital loss carryforward	—	—	5.5
Other, net	0.6	1.9	1.7

	35.5%	35.0%	38.1%

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The major components of the deferred tax assets and liabilities from continuing operations are as follows:

	June 30,
	2010	2009
	(in 000s)
Deferred tax assets:
Share-based compensation	$13,621	$14,718
Deferred revenue, net of deferred costs	10,124	14,398
Accruals not currently deductible for tax purposes	13,516	10,908
Property and equipment	7,663	807
Inventory	3,985	4,036
Net operating loss carryforwards	3,800	4,564
Intangible assets	1,563	—
Allowance for doubtful accounts	4,428	1,752
Foreign tax credit carryforwards	1,902	—
Other tax credits	1,448	—
Deferred compensation for tax purposes	—	1,207
Other	4,625	3,154

Total gross deferred tax assets	66,675	55,544
Less: Valuation allowance	(1,526)	(2,089)

Deferred tax assets	$65,149	$53,455

Deferred tax liabilities:
Intangible assets	$—	$377
Other	100	—

Total gross deferred tax liabilities	$100	$377

Net deferred tax assets	$65,049	$53,078

Current deferred income tax liabilities of $362,000 and $-0- of as of June 30, 2010 and 2009, respectively, are included in accrued and other liabilities and noncurrent deferred income tax liabilities of $542,000 and $-0- as of June 30, 2010 and 2009, respectively, are included in other liabilities in the accompanying Consolidated Balance Sheets. In addition, $1.6 million of net deferred tax liabilities of discontinued operations are included in assets held for sale in the accompanying Consolidated Balance Sheets as of June 30, 2009.

The Company has not provided income taxes on approximately $15.4 million and $12.0 million of undistributed earnings as of June 30, 2010 and 2009, respectively, from certain foreign subsidiaries. The Company plans to permanently invest the earnings in the foreign subsidiaries and therefore has not recorded a deferred tax liability associated with the undistributed earnings.

At June 30, 2010, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $6.2 million. The entire amount of the net operating loss carryforwards are subject to limitations under Section 382 of the Internal Revenue Code. Section 382 limits the amount of carryforwards available per year for use against future taxable income. Based on the Company's recent history of taxable income and projections of taxable income in the future, the Company expects to utilize all of its federal net operating loss carryforwards. The Company also has net operating losses in several foreign jurisdictions, mainly the United Kingdom. Due to a history of net operating losses in

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

these jurisdictions, management has determined that it is more likely than not that these losses will not be realized and therefore has established a full valuation allowance.

The Company's subsidiary in India operates under a tax holiday currently set to expire March 2011.

The Company recorded $16.7 million and $0.7 million as an increase to stockholder's equity for certain tax benefits from employee share-based compensation for the years ended June 30, 2010 and 2009, respectively.

The Company had $11.6 million and $19.0 million of liabilities for unrecognized tax benefits as of June 30, 2010 and 2009, respectively. Of these amounts, $10.2 million and $15.9 million, respectively, if recognized, would impact our effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits as tax expense. As of June 30, 2010 and 2009, the Company had accrued interest and penalties of $3.7 million and $5.6 million, respectively. Interest and penalties of ($1.9) million and $3.4 million were accrued during the years ended June 30, 2010 and 2009, respectively.

Changes to the balance of unrecognized tax benefits are as follows:

	June 30,
	2010	2009
	(in 000s)
Balance, beginning of year	$19,049	$22,380
Additions based on tax provisions related to current year	463	1,183
Additions for tax positions of prior years	330	2,275
Reductions for tax positions of prior years	(2,485)	(3,517)
Settlements	(5,395)	(3,424)
Lapse of statute of limitations	(213)	—
Foreign currency translation adjustment	(112)	152

Balance, end of year	$11,637	$19,049

The Internal Revenue Service ("IRS") commenced examination of the Company's United States federal income tax returns for 2003 through 2005 in the fourth quarter of 2006. Throughout the examination, the IRS has proposed, and management has agreed to, certain adjustments related to the open tax years that have been recorded in the income tax provision. In January 2009, the IRS completed its field examination of the open tax years and issued a Revenue Agent's Report. Also in January 2009, the Company paid $3.4 million in tax and $1.2 million in interest to the IRS to settle certain agreed adjustments. The Company filed a formal protest regarding certain unagreed adjustments and the case was assigned to the IRS Las Vegas Appeals Office in July 2009. In June 2010, the Company agreed to settle all remaining issues with the IRS.

The Company files numerous consolidated and separate income tax returns in the United States and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States federal income tax examinations for years before 1995 and is no longer subject to state and local, or foreign income tax examinations for years before 2003.

It is reasonably possible that the Company's amount of unrecognized tax benefits may decrease within the next twelve months by a range up to $8.0 million.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   COMMITMENTS AND CONTINGENCIES

Commitments

The Company is obligated under several agreements to pay certain royalties on the sale or rental of gaming devices. Total royalty expense for the Company for the years ended June 30, 2010, 2009 and 2008 was $8.3 million, $15.6 million and $15.6 million, respectively, and is included in the cost of gaming equipment and systems in the accompanying consolidated statements of operations. In addition, the Company has obtained the rights to certain game themes and intellectual property that call for payment of royalties based on either fixed amounts or variable amounts based on game performance.

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, or other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company has not recorded any loss accruals for these contingencies unless otherwise noted below.

On December 7, 2004, IGT filed a patent infringement lawsuit against the Company in the United States District Court for the District of Nevada. The complaint asserted that the Company's wheel-based games, such as Monte, Carlo Lucky Wheel™ and Cash For Life™, its games with a reel in the top box, such as Bonus Frenzy™, and its iVIEW products infringed on patents held by IGT, and sought injunctive relief and damages in unspecified amounts. As part of the defense, the Company asserted counterclaims seeking damages and other relief against IGT, including claims that IGT's patents were invalid, unenforceable and not infringed, as well as several claims that IGT engaged in anti-competitive conduct in violation of state and federal antitrust laws. In October 2008, the court granted the Company's motions for summary judgment, ruling that IGT's two "wheel" patents and a touch-screen player-tracking patent were invalid; that even if the patents were valid, the Company's wheel-based games at issue would not infringe; and that certain of its iVIEW products do not infringe the two asserted player-tracking patents. The summary judgment determinations were upheld by the Federal Circuit Court of Appeals. The parties are now moving towards trial on the remaining portion of the case regarding IGT's alleged inequitable conduct before the U.S. Patent and Trademark and Bally's infringement of a player tracking patent. Summary judgment motions have now been submitted on these issues as well.

In April 2006, IGT filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware. The complaint asserted that the Company's Bally Power Bonusing products infringe patents held by IGT, and sought injunctive relief and damages in unspecified amounts. Of the nine patents and 200 claims originally filed in the case by IGT, all but three patents and eight claims have been dismissed. On April 28, 2009, the District Court issued an order finding that the Company's Power Promotions, Power Bank, and SDS/CMP Power Winners products do not infringe IGT's patents. The court also found that the Company's ACSC Power Winners and ACSC Power Reward products infringe some patent claims asserted by IGT, but not others. Appeals by both parties have been filed. In the meantime, the Company has undertaken technical changes to ensure non-infringement for the two products partially in question. The Company does not believe that potential infringement damages, if any, would be material to its financial position as the revenues from these two products to date have not been material.

In September 2006, the Company filed a patent infringement lawsuit against IGT in the United States District Court for the District of Nevada. The complaint asserted that certain of IGT's bonus wheel games infringe a patent held by the Company, and sought injunctive relief and damages. IGT filed an

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

answer generally denying the claims and filed a motion for summary judgment which was granted in September 2008 declaring the wheel patent "obvious" and therefore invalid. The summary judgment ruling has been upheld by the Federal Circuit Court of Appeals.

The Company is also a party to various lawsuits relating to routine matters incidental to its business. Management does not believe that the outcome of such litigation, including the matters discussed above, in the aggregate, will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

16.   SEGMENT AND GEOGRAPHICAL INFORMATION

The Company's consists of three sources: Gaming Equipment, which includes the sale of gaming devices and related equipment, parts and conversion kits; Gaming Operations, which includes the operation of wide-area progressive, video lottery and centrally determined systems and the rental of gaming devices and content; and Systems, which includes the sale and support of computerized monitoring systems and related recurring hardware and software maintenance revenue.

The following is a summary of revenues and gross margin:

	Year Ended June 30,
	2010	2009	2008
	(in 000s)
Revenues:
Gaming Equipment and Systems
Gaming Equipment	$273,718	$357,037	$410,147
Gaming Operations	286,950	274,965	235,983
Systems	217,523	211,758	206,262

Total revenues	$778,191	$843,760	$852,392

Gross Margin(1):
Gaming Equipment and Systems
Gaming Equipment	$138,000	$166,826	$182,843
Gaming Operations	203,844	194,882	155,589
Systems	156,542	150,259	145,793

Total gross margin	$498,386	$511,967	$484,225

(1)
Gross Margin from Gaming Equipment and Systems excludes amortization related to certain intangibles including core technology and license rights, which are included in depreciation and amortization.

Revenues from discontinued operations related to the Rainbow Casino were $34.3 million, $39.7 million and $47.3 million for the years ended June 30, 2010, 2009 and 2008, respectively. Gross margin from discontinued operations was $20.3 million, $22.9 million and $28.5 million for the years ended June 30, 2010, 2009 and 2008, respectively.

The Company has operations based primarily in the United States as well as significant sales and distribution offices based in Europe, and other foreign locations, including South America. The table

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

below presents information as to the Company's revenues, operating income and identifiable assets by geographic region which is determined by country of destination:

	Year Ended June 30,
	2010	2009	2008
	(in 000s)
Revenues:
United States and Canada	$621,205	$701,817	$717,927
International	156,986	141,943	134,465

Total revenues	$778,191	$843,760	$852,392

Operating income:
United States and Canada	$144,060	$170,727	$153,902
International	40,050	32,291	27,817

Total operating income	$184,110	$203,018	$181,719

Identifiable assets:
United States and Canada	$743,426	$736,634	$851,019
International	169,750	144,248	144,105

Total identifiable assets	$913,176	$880,882	$995,124

Operating income from discontinued operations was $10.6 million, $11.7 million and $17.5 million for the years ended June 30, 2010, 2009 and 2008, respectively.

17.   401(k) PLAN

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

The Company matches 50% of any participant's contributions, up to the first 6% of their compensation (as defined in the plan document). Company matching contributions totaled approximately $1.9 million, $1.9 million and $2.3 million for the years ended June 30, 2010, 2009 and 2008, respectively.

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

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth unaudited quarterly financial information for the years ended June 30, 2010 and 2009.

	Fiscal Year 2010 Quarterly Results
	September 30,	December 31,	March 31,	June 30,
	(in 000s, except per share data)
Statement of Operations Data:
Revenues	$187,330	$204,973	$190,640	$195,248
Cost of revenues	69,463	74,701	66,455	69,186
Selling, general and administrative	45,196	53,721	52,545	51,733
Research and development costs	19,471	19,571	20,279	20,980
Impairment charges(1)	—	—	11,379	—
Income from continuing operations before income taxes	45,863	48,629	31,992	44,334
Income tax expense	(16,255)	(16,456)	(11,262)	(16,748)

Income from continuing operations	29,608	32,173	20,730	27,586
Income from discontinued operations, net taxes	1,749	1,430	2,363	1,639
Gain on disposal of discontinued operations, net taxes	—	—	—	22,079

Net income	31,357	33,603	23,093	51,304
Less net income attributable to noncontrolling interests	733	350	534	263

Net income attributable to Bally Technologies, Inc.	$30,624	$33,253	$22,559	$51,041

Basic earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations	$0.53	$0.59	$0.37	$0.50
Income from discontinued operations	0.03	0.02	0.04	0.03
Gain on sale of discontinued operations	—	—	—	0.40

Basic earnings per share	$0.56	$0.61	$0.41	$0.93

Diluted earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations	$0.50	$0.56	$0.36	$0.48
Income from discontinued operations	0.03	0.02	0.03	0.03
Gain on sale of discontinued operations	—	—	—	0.38

Diluted earnings per share	$0.53	$0.58	$0.39	$0.89

(1)
Impairment charges of $11.4 million were recognized in the third quarter related to the Alabama charitable bingo market (see Note 4, Impairment Charges).

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year 2009 Quarterly Results
	September 30,	December 31,	March 31,	June 30,
	(in 000s, except per share data)
Statement of Operations Data:
Revenues	$227,350	$223,648	$196,814	$195,948
Cost of revenues	97,382	86,709	74,969	72,733
Selling, general and administrative	55,129	55,934	50,168	51,504
Research and development costs	19,871	19,331	19,291	18,784
Income from continuing operations before income taxes	44,059	50,046	43,160	47,695
Income tax expense	(16,224)	(17,881)	(15,073)	(15,603)

Income from continuing operations	27,835	32,165	28,087	32,092
Income from discontinued operations, net of taxes	2,002	1,709	2,529	1,817

Net income	29,837	33,874	30,616	33,909
Less net income attributable to noncontrolling interests	(467)	310	1,365	719

Net income attributable to Bally Technologies, Inc.	$30,304	$33,564	$29,251	$33,190

Basic earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations	$0.52	$0.59	$0.50	$0.58
Income from discontinued operations	0.03	0.03	0.04	0.03

Basic earnings per share	$0.55	$0.62	$0.54	$0.61

Diluted earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations	$0.49	$0.57	$0.48	$0.55
Income from discontinued operations	0.03	0.02	0.04	0.03

Diluted earnings per share	$0.52	$0.59	$0.52	$0.58

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years ended June 30, 2010, 2009 and 2008

	Balance at Beginning of Year	Additions	Net Write-offs/ (Recoveries)	Balance at End of Year
	(in 000s)
Allowance for doubtful accounts (current and long-term):
Year Ended June 30, 2010(1)	$8,897	$8,382	$2,136	$15,143
Year Ended June 30, 2009	$12,027	$(57)	$3,073	$8,897
Year Ended June 30, 2008	$8,457	$5,213	$1,643	$12,027

(1)
Additions includes $5.5 million in impairment charges related to the Alabama charitable bingo market (see Note 4, Impairment Charges).

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. (REMOVED AND RESERVED)
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
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
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
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
BALLY TECHNOLOGIES, INC. INDEX TO FINANCIAL INFORMATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2010 AND 2009
BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE YEARS ENDED JUNE 30, 2010
BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE THREE YEARS ENDED JUNE 30, 2010
BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE YEARS ENDED JUNE 30, 2010
BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS