Form 10-Q
period 2010-09-30
BALLY TECHNOLOGIES, INC.
filed 2010-11-05
CIK 2491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of Common Stock, $0.10 par value, outstanding as of November 1, 2010, was 53,605,000 which do not include 5,933,000 shares held in treasury.

PART I

ITEM 1.	FINANCIAL STATEMENTS

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	June 30, 2010
	(in 000s, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$127,286	$145,089
Restricted cash	7,066	8,303
Accounts and notes receivable, net of allowances for doubtful accounts of $9,230 and $9,974	204,696	207,365
Inventories	48,945	42,806
Prepaid and refundable income tax	16,917	7,783
Deferred income tax assets	35,969	35,973
Deferred cost of revenue	13,608	14,568
Prepaid assets	14,309	11,172
Other current assets	5,350	3,350
Total current assets	474,146	476,409
Restricted long-term investments	11,984	13,075
Long-term accounts and notes receivables, net of allowances for doubtful accounts of $5,169 and $5,169	32,246	30,163
Property, plant and equipment, net of accumulated depreciation of $49,091 and $47,714	32,824	32,094
Leased gaming equipment, net of accumulated depreciation of $161,349 and $153,780	82,298	82,357
Goodwill	161,769	161,153
Intangible assets, net	34,485	34,048
Deferred income tax assets	26,368	29,980
Income tax receivable	8,483	8,688
Long-term deferred cost of revenue	28,882	30,958
Other assets, net	14,651	14,251
Total assets	$908,136	$913,176
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,580	$23,775
Accrued and other liabilities	42,306	45,662
Customer deposits	8,518	10,185
Jackpot liabilities	10,614	11,531
Deferred revenue	32,049	33,875
Income tax payable	11,860	6,982
Current maturities of long-term debt	45,037	42,543
Total current liabilities	174,964	174,553
Long-term debt, net of current maturities	124,369	131,250
Long-term deferred revenue	37,547	40,236
Other income tax liability	14,424	13,646
Other liabilities	8,657	9,299
Total liabilities	359,961	368,984
Commitments and contingencies (Note 9)
Stockholders’ equity:
Special stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 115 shares issued and outstanding	12	12
Common stock, $.10 par value; 100,000,000 shares authorized; 59,543,000 and 59,495,000 shares issued and 53,765,000 and 54,392,000 outstanding	5,948	5,943
Treasury stock at cost, 5,778,000 and 5,103,000 shares	(179,323)	(157,053)
Additional paid-in capital	397,223	392,853
Accumulated other comprehensive loss	(2,292)	(3,044)
Retained earnings	324,889	303,100
Total Bally Technologies, Inc. stockholders’ equity	546,457	541,811
Noncontrolling interests	1,718	2,381
Total stockholders’ equity	548,175	544,192
Total liabilities and stockholders’ equity	$908,136	$913,176

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,
	2010	2009
	(in 000s, except per share amounts)
Revenues:
Gaming equipment and systems	$91,588	$116,021
Gaming operations	79,220	71,309
	170,808	187,330
Costs and expenses:
Cost of gaming equipment and systems (1)	36,957	50,372
Cost of gaming operations	22,222	19,091
Selling, general and administrative	51,614	45,196
Research and development costs	21,384	19,471
Depreciation and amortization	4,627	4,833
	136,804	138,963
Operating income	34,004	48,367
Other income (expense):
Interest income	1,119	642
Interest expense	(3,033)	(3,286)
Other, net	1,847	140
Income from continuing operations before income taxes	33,937	45,863
Income tax expense	(12,285)	(16,255)
Income from continuing operations	21,652	29,608
Discontinued operations:
Income from discontinued operations, net of tax	—	1,749
Loss on disposal of discontinued operations, net of tax	(403)	—
Income (loss) from discontinued operations, net of tax	(403)	1,749
Net income	21,249	31,357
Less net income (loss) attributable to noncontrolling interests	(540)	733
Net income attributable to Bally Technologies, Inc.	$21,789	$30,624
Basic earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations	0.42	0.53
Discontinued operations	—	0.03
Loss on sale of discontinued operations	(0.01)	—
Basic earnings per share	$0.41	$0.56
Diluted earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations	0.40	0.50
Discontinued operations	—	0.03
Loss on sale of discontinued operations	(0.01)	—
Diluted earnings per share	$0.39	$0.53
Weighted average shares outstanding:
Basic	53,676	54,268
Diluted	56,032	57,685
Amounts attributable to Bally Technologies, Inc.:
Income from continuing operations, net of tax	$22,192	$29,157
Income from discontinued operations, net of tax	—	1,467
Loss on sale of discontinued operations, net of tax	(403)	—
Net income	$21,789	$30,624

(1)          Cost of gaming equipment and systems exclude amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Common Stock		Series E Special	Treasury	Additional Paid-In	Accumulated Other Comprehensive Income (Loss)	Retained	Noncontrolling	Total Stockholders’
	Shares	Dollars	Stock	Stock	Capital	(“OCI”)	Earnings	Interests	Equity
	(in 000s)
Balances at June 30, 2009	57,091	$5,703	$12	$(64,727)	$330,465	$(770)	$165,623	$2,443	$438,749
Net income from continuing operations, net of tax	—	—	—	—	—	—	29,157	451	29,608
Net income from discontinued operations, net of tax	—	—	—	—	—	—	1,467	282	1,749
Foreign currency translation adjustment	—	—	—	—	—	1,258	—	—	1,258
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	(1,638)	—	—	(1,638)
Total comprehensive income	—	—	—	—	—	—	—	—	$30,977
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(741)	(741)
Issuance and receipt of restricted stock, ESPP shares, stock options and related tax and tax benefit	783	78	—	(172)	14,519	—	—	—	14,425
Purchase of common stock for treasury	—	—	—	(15,242)	—	—	—	—	(15,242)
Shares issued upon exercise of warrants	11	1	—	—	(1)	—	—	—	—
Share-based compensation		—	—	—	3,499	—	—	—	3,499
Balances at September 30, 2009	57,885	$5,782	$12	$(80,141)	$348,482	$(1,150)	$196,247	$2,435	$471,667

Balances at June 30, 2010	59,495	$5,943	$12	$(157,053)	$392,853	$(3,044)	$303,100	$2,381	$544,192
Net income from continuing operations, net of tax	—	—	—	—	—	—	22,192	(540)	21,652
Loss on sale of discontinued operations, net of tax	—	—	—	—	—	—	(403)	—	(403)
Foreign currency translation adjustment	—	—	—	—	—	1,172	—	—	1,172
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	(420)	—	—	(420)
Total comprehensive income	—	—	—	—	—	—	—	—	$22,001
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(123)	(123)
Issuance and receipt of restricted stock, ESPP shares, stock options and related tax and tax benefit	48	5	—	(125)	1,086	—	—	—	966
Purchase of common stock for treasury	—	—	—	(22,145)	—	—	—	—	(22,145)
Share-based compensation	—	—	—	—	3,284	—	—	—	3,284
Balances at September 30, 2010	59,543	$5,948	$12	$(179,323)	$397,223	$(2,292)	$324,889	$1,718	$548,175

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2010	2009
	(in 000s)
Cash flows from operating activities:
Net income	$21,249	$31,357
Adjustments to net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	(1,749)
Loss on sale of discontinued operations, net of tax	403	—
Depreciation and amortization	18,124	18,212
Share-based compensation	3,284	3,448
Amortization of deferred debt issuance costs	963	703
Income tax (benefit) expense	3,466	(161)
Provision for doubtful accounts	1,012	189
Inventory write-downs	758	639
Excess tax benefit of stock option exercises	(333)	(273)
Other	(140)	530
Change in operating assets and liabilities:
Accounts and notes receivable	774	(12,801)
Inventories	(20,491)	(9,791)
Prepaid and refundable income tax and income tax payable	(3,742)	16,900
Other current assets	(5,104)	(1,082)
Accounts payable	787	332
Accrued liabilities, customer deposits and jackpot liabilities	(8,404)	(4,442)
Deferred revenue and deferred cost of revenue	(1,479)	(3,903)
Net cash provided by operating activities	11,127	38,108
Cash flows from investing activities:
Capital expenditures	(1,957)	(3,101)
Restricted cash and investments	2,328	(1,038)
Financing arrangements with customers	—	(5,000)
Additions to other long-term assets	(3,072)	(1,452)
Net cash used in investing activities	(2,701)	(10,591)
Cash flows from financing activities:
Proceeds from revolving credit facility	4,369	—
Capitalized debt issuance costs	(158)	—
Reduction of long-term debt	(8,756)	(6,257)
Distributions to noncontrolling interests	(123)	(482)
Purchase of treasury stock	(22,270)	(15,414)
Excess tax benefit of stock option exercises	333	273
Proceeds from exercise of stock options and employee stock purchases	782	9,647
Net cash used in financing activities	(25,823)	(12,233)
Effect of exchange rate changes on cash	(3)	2,791
Net cash provided by (used in) operating activities of discontinued operations	(403)	2,896
Net cash provided by (used in) investing activities of discontinued operations	—	(440)
Net cash used in financing activities of discontinued operations	—	(259)
Decrease in cash and cash equivalents of discontinued operations	—	656
	(403)	2,853
Cash and cash equivalents:
Increase (decrease) for period	(17,803)	20,928
Balance, beginning of period	145,089	55,886
Balance, end of period	$127,286	$76,814

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information is related to the unaudited condensed consolidated statements of cash flows:

	Three Months Ended September 30,
	2010	2009
	(in 000s)
Cash paid for interest	$3,033	$2,944
Cash paid for income taxes, net of refunds	11,199	(8,278)

Non-cash investing and financing transactions:
Transfer of inventory to leased gaming equipment (1)	$16,767	$8,067
Reclassify property, plant and equipment to inventory (1)	3,014	1,423
Acquisition of Bally trademark	—	7,500
Accrual of capital expenditures	1,587	314

(1)                                  As a result of the inability to separately identify the cash flows associated with the construction of leased gaming equipment, the Company has included all additions to leased gaming equipment as an increase in inventories under cash used in operating activities in the consolidated statement of cash flows. In addition, cash generated from the sale of used gaming equipment classified as leased gaming equipment is also included in cash provided by operating activities in the consolidated statement of cash flows. The Company has one process to procure raw materials for the assembly of both inventory and leased gaming equipment. The materials requisition planning process considers the number of devices the Company expects to build for sale and for use in its gaming operations division during a particular period, but it does not separately earmark purchases for leased gaming equipment. Without such an earmarking process, the Company is unable to determine whether the parts used to construct leased gaming equipment during a particular period came from inventory on hand at the beginning of the period or was constructed from inventory procured during the period of deployment, thus requiring the expenditure of cash.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bally Technologies, Inc. (“Bally” or the “Company”), a Nevada corporation, is a diversified, worldwide gaming company that innovates, designs, manufactures, operates and distributes advanced technology-based gaming devices, systems and server-based solutions. As a global gaming-systems provider, the Company offers technology solutions which provide gaming operators with a wide range of marketing, data management and analysis, accounting, player tracking, security and other software applications and tools to more effectively manage their operations. The Company’s primary hardware technologies include spinning-reel and video gaming devices, specialty gaming devices and wide-area progressive systems for traditional land-based, riverboat and Native American casinos, video lottery and central determination markets and specialized system-based hardware products. In addition to selling its gaming devices, the Company also offers its customers a wide range of rental options.

Principles of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), include all adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for each period presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010. References to specific U.S. GAAP within this report cite topics within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

All intercompany accounts and transactions have been eliminated in consolidation.

Discontinued Operations

The Company was the general partner of Rainbow Casino Vicksburg Partnership (“RCVP”), which operated the Rainbow Casino, a dockside riverboat casino in Vicksburg, Mississippi. On April 5, 2010, the Company entered into a definitive purchase agreement to sell the Rainbow Casino which closed on June 8, 2010. The Company’s Casino Operations have been classified as discontinued operations in the accompanying financial statements. See Note 3 to unaudited condensed consolidated financial statements, Discontinued Operations.

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts reflected in the accompanying unaudited condensed consolidated balance sheets for cash equivalents, accounts and notes receivable, investment securities to fund jackpot liabilities, accounts payable, jackpot liabilities and long-term debt approximate their respective fair values.

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

The Company’s cash flow hedge related to a variable debt instrument is measured at fair value on a recurring basis, and its balance as of September 30, 2010 and June 30, 2010 (which is included in accrued and other liabilities in the unaudited condensed consolidated balance sheets) was as follows:

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Level 3
	(in 000s)
As of September 30, 2010:
Liability:
Derivative financial instrument	$—	$3,345	$—
As of June 30, 2010:
Liability:
Derivative financial instrument	$—	$2,698	$—

The valuation techniques used to measure the fair value of the derivative financial instrument above in which the counterparties have high credit ratings, were derived from pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data. The Company’s discounted cash flow techniques use observable market inputs, such as LIBOR-based yield curves. See Note 5 to unaudited condensed consolidated financial statements, Long-Term Debt.

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

The impact of the cash flow hedge on the consolidated financial statements is depicted below:

Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	(in 000s)
For the three months ended September 30, 2010:
Interest rate swap agreement	$1,249	Interest expense	$602
For the three months ended September 30, 2009:
Interest rate swap agreement	$2,230	Interest expense	$681

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

The fair value of accounts and notes receivable, net of allowances, is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers, with similar credit ratings and remaining maturities. As of September 30, 2010 and June 30, 2010, the fair value of the accounts and notes receivable, net, approximate the carrying value.

Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market. Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overhead. Inventories consist of the following:

	September 30, 2010	June 30, 2010
	(in 000s)
Raw materials	$37,945	$34,221
Work-in-process	1,675	1,101
Finished goods	9,325	7,484
Total	$48,945	$42,806

Revenue recognition

The Company derives its revenues from the following:

•	Gaming Equipment	—	Sale of gaming devices and related equipment, parts and conversion kits;
•	Gaming Operations	—	Operation of linked progressive systems, video lottery and centrally determined systems and the rental of gaming devices and content; and
•	Systems	—	Sale and support of specialized systems-based software and hardware products and related recurring hardware and software maintenance revenue.

Revenue is recognized when all of the following have been satisfied:

•                  Persuasive evidence of an arrangement exists;

•                  Delivery has occurred;

•                  The price or fee is fixed or determinable;

•                  Collectability is probable; and

•                  No significant contractual obligations remain.

Games placed with customers on a trial basis are not recognized as revenue until the customer accepts the games and collectability is deemed probable. Amounts billed prior to completing the earnings process are deferred until revenue recognition criteria are met. Revenues are reported net of incentive rebates, discounts, sales taxes, and other taxes of a similar nature.

Gaming operations revenue consists of the operation of linked progressive systems and from gaming devices, software content and the related systems placed in casinos on a daily fee or rental basis. Revenue from these sources is recognized based on the contractual terms of the arrangement and is generally based on a share of money wagered, a share of the net winnings, or on a fixed daily rental rate basis. The daily fee entitles the customer to full use of the gaming device and includes rental and maintenance of the gaming device, licensing of the game content and connection to a linked progressive system, where applicable. In certain markets, the Company also charges a daily system connection fee for the customer to connect to our central determination systems and/or back-office system. The Company does not consider these arrangements to have multiple revenue-generating activities as the services offered are a comprehensive solution in exchange for a daily fee and all of the products and services are delivered contemporaneously.

Gaming equipment and systems revenue is generated from the sale of gaming devices and licenses of software, conversion kits, systems-based hardware, services, and the licensing of computerized monitoring systems and related software maintenance fees. Revenue from the sale of gaming devices is recognized after customer acceptance occurs and all other revenue recognition criteria are met. The Company licenses its software on a perpetual basis or under time-based licenses. Revenue from perpetual license software is recognized at the inception of the license term if all revenue recognition criteria have been met. The Company’s time-based licenses are generally for twelve month periods, and are bundled with software maintenance and product support fees. Revenue from term license software is recognized on a subscription basis over the term of the license. Software maintenance provides customers with rights to unspecified software product upgrades, maintenance and patches released during the term of the support period. Software maintenance is recognized on a straight-line basis over the term of the support period. The majority of the Company’s customers purchase both software and hardware maintenance and product support when they license software. In addition, substantially all customers renew these maintenance agreements annually.

The Company sells or licenses its products and services individually or under arrangements in which there are multiple elements, such as a combination of gaming devices, system-based hardware, software license fees, maintenance and product support fees and professional services.

Revenue arrangements with multiple deliverables are allocated and recognized based on separate units of accounting if the deliverables meet both of the following criteria:

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

Arrangement consideration is allocated, at the inception of the arrangement, to all deliverables based on their relative selling price (i.e., the relative selling price method). When applying the relative selling price method, a hierarchy is used for estimating the selling price based first on vendor-specific objective evidence (“VSOE”), then third-party evidence (“TPE”) and finally management’s estimate of the selling price (“ESP”).

Revenue related to systems arrangements that contain both software and non-software deliverables require allocation of the arrangement fee to the separate deliverables using the relative selling price method. Revenue for software deliverables is recognized under software revenue recognition guidance. Revenue resulting from the sale of non-software deliverables, such as gaming devices and other hardware, are accounted for based on other applicable revenue recognition guidance as the devices are tangible products containing both software and non-software components that function together to deliver the product’s essential functionality.

In allocating the arrangement fees to separate deliverables, the Company used a combination of VSOE of selling price and ESP for gaming devices, maintenance and product support fees for perpetual licenses and professional services; a combination of VSOE and ESP for system-based hardware products; and ESP for software products and maintenance and product support fees on time-based licenses. ESP is determined based upon the Company’s normal pricing and discounting practices. VSOE of selling price is measured based on the price for each deliverable when it is sold separately. VSOE of selling price for software maintenance and product support fees sold with perpetual licenses are measured by the contractual renewal rate offered to the customer.

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

In July 2010, the FASB issued new accounting guidance to address concerns about the credit quality of financing receivables and the related allowance for credit losses. The guidance is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. Disclosures will require information at disaggregated levels, including the nature of the credit risk and how it is analyzed in arriving at the allowance for credit losses, a roll-forward schedule of and reasons for changes in the allowance, credit quality indicators, and aging of past due accounts, the nature and extent of modifications, and significant purchase or sales. The guidance is effective for disclosures for interim and annual reporting periods ending on or after December 15, 2010. The Company expects to adopt the guidance in the second quarter of fiscal year 2011, and is currently evaluating the impact the guidance will have on its future disclosures. Other than enhanced disclosures, the guidance will have no impact on its results of operations, financial position and cash flows.

2.             EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities.

The computation of basic and diluted earnings per share applicable to the Company’s common stock is as follows:

	Three Months Ended September 30,
	2010	2009
	(in 000s, except per share amounts)
Amounts attributable to Bally Technologies, Inc.:
Income from continuing operations, net of tax	$22,192	$29,157
Income from discontinued operations, net of tax	—	1,467
Loss on sale of discontinued operations, net of tax	(403)	—
Net income	$21,789	$30,624
After tax interest expense on convertible debt	—	14
Diluted earnings	$21,789	$30,638

Weighted average shares outstanding	53,676	54,268
Dilutive effect of:
Stock options, Restricted Stock Units (“RSU”) and restricted stock	2,355	3,307
Warrants	1	23
Convertible debt (1)	—	87
Weighted average diluted shares outstanding	56,032	57,685

Basic earnings per share attributable to Bally Technologies, Inc.
Income from continuing operations	$0.42	$0.53
Income from discontinued operations	—	0.03
Loss on sale of discontinued operations	(0.01)	—
Basic earnings per share	$0.41	$0.56

Diluted earnings per share attributable to Bally Technologies, Inc.
Income from continuing operations	$0.40	$0.50
Income from discontinued operations	—	0.03
Loss on sale of discontinued operations	(0.01)	—
Diluted earnings per share	$0.39	$0.53

(1)          The Company has certain related party debt outstanding which was convertible into common stock at the Company’s discretion. The related party debt was paid in full in December 2009.

Certain securities were excluded from the diluted per share calculation because their inclusion would be anti-dilutive. Such securities consist of the following:

	Three Months Ended September 30,
	2010	2009
	(in 000s)
Stock options, RSU and restricted stock	793	550

3.             DISCONTINUED OPERATIONS

The Company owned and operated the Rainbow Casino, a dockside riverboat casino in Vicksburg, Mississippi, which was sold on June 8, 2010.

The following table summarizes income from discontinued operations:

Three Months Ended September 30, 2009
(in 000s)
Revenues:
Casino operations	$9,155
Costs and expenses:
Direct cost of casino operations	3,865
Selling, general and administrative	1,751
Depreciation and amortization	991

Operating income	2,548
Other income (expense):
Interest income	3
Other, net	(12)
Income from discontinued operations before income taxes	2,539
Income tax expense	(790)
Income from discontinued operations	1,749
Less income attributable to noncontrolling interests	282
Income from discontinued operations attributable to Bally Technologies, Inc.	$1,467

Per the terms of the sale agreement, the Company had certain post-closing adjustments during the three months ended September 30, 2010 which reduced its gain on the sale of the Rainbow Casino in fiscal 2010 by approximately $0.4 million, net of income taxes.

4.             GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

		September 30, 2010			June 30, 2010
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in 000s)
Computer software	3 - 9	$35,625	$(29,344)	$6,281	$35,652	$(28,395)	$7,257
License rights	3 - 5	4,343	(2,276)	2,067	3,624	(2,048)	1,576
Trademarks	5	2,203	(2,089)	114	2,203	(2,023)	180
Core technology	5 - 8	22,763	(11,286)	11,477	22,763	(10,346)	12,417
Contracts	10	11,074	(6,699)	4,375	10,836	(6,421)	4,415
Other intangibles	3 - 7	3,666	(995)	2,671	1,702	(999)	703
Total finite lived intangible assets		$79,674	$(52,689)	$26,985	$76,780	$(50,232)	$26,548
Trademark	indefinite	7,500	—	7,500	7,500	—	7,500
Total		$87,174	$(52,689)	$34,485	$84,280	$(50,232)	$34,048

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

Total amortization expense related to finite lived intangible assets was $2.6 million and $2.5 million for the three months ended September 30, 2010 and 2009, respectively, which included computer software amortization expense of $1.1 million and $1.1 million for the three months ended September 30, 2010 and 2009, respectively. Future amortization of finite lived intangible assets is scheduled as follows:

Year Ended June 30,	(in 000s)
2011 (remaining nine months of fiscal year)	$7,574
2012	7,943
2013	6,806
2014	2,031
2015	646
Thereafter	1,985
Total	$26,985

All goodwill is associated with continuing operations. The changes in the carrying amount of goodwill for the three months ended September 30, 2010, are as follows:

(in 000s)
Balance at June 30, 2010	$161,153
Foreign currency translation adjustment	616
Balance at September 30, 2010	$161,769

No impairment charges for goodwill and intangible assets were necessary for the three months ended September 30, 2010 and 2009.

5.             LONG-TERM DEBT

Long-term debt consists of the following:

	September 30,	June 30,
	2010	2010
	(in 000s)
Revolving credit facility	$4,369	$—
Term loan facility	165,000	173,750
Other, generally unsecured	37	43
Long-term debt	169,406	173,793
Less current maturities	(45,037)	(42,543)
Long-term debt, net of current maturities	$124,369	$131,250

The Company has a $225.0 million term loan and a $150.0 million revolving credit facility, of which $75.0 million matures in September 2012 and $75.0 million matures in March 2014 (collectively, the “Credit Facility”).

In August 2010, the Company amended its Credit Facility twice to allow the Company to borrow in certain foreign currencies and to reduce the fixed charge coverage ratio from 2.00 to 1.25. The Company paid approximately $0.2 million in fees and expense related to one of these amendments.

During the current quarter, we borrowed $4.4 million (EURO converted into U.S. dollars) under our revolving credit facility. As of September 30, 2010, there was approximately $145.6 million of undrawn availability under the revolving credit facility. Availability under the revolving credit facility is reduced to the extent of borrowings, net of repayments, and outstanding letters of credit.

The interest rate on the Credit Facility is subject to a leverage-based pricing grid. If the leverage ratio, as defined under the Credit Facility, is greater than 2.5, the interest rate will be LIBOR plus a margin of 3.25%; if the leverage ratio is between 2.0 and 2.5, the interest rate will be LIBOR plus a margin of 3.00%; if the leverage ratio is between 1.5 and 2.0, the interest rate will be LIBOR plus a margin of 2.75%; if the leverage ratio is between 1.0 and 1.5, the interest rate will be LIBOR plus a margin of 2.50%; and if the leverage ratio is below 1.0, the interest rate will be LIBOR plus a margin of 2.25%. As of September 30 and June 30, 2010, the Company’s leverage ratio was below 1.0.

The term loan required quarterly principal reductions of $8.75 million through September 30, 2010 and of $11.25 million thereafter through September 2012, with an additional balloon payment due at maturity in September 2012. The Credit Facility is collateralized by substantially all of the Company’s domestic property and is guaranteed by each of the Company’s domestic subsidiaries, excluding any noncontrolling interests, and is secured by a pledge agreement.

The fair value of long-term debt is estimated by discounting expected cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of September 30, 2010 and June 30, 2010, the fair value of long-term debt approximated the carrying value.

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

A breach of any of the covenants or the inability to comply with the required financial ratios could result in a default under the Credit Facility. In the event of any such default, the lenders could elect to declare all borrowings outstanding under the Credit Facility, together with any accrued interest and other fees, to be due and payable. If the Company were unable to repay the indebtedness upon its acceleration, the lenders could proceed against the underlying collateral. The Company was in compliance with all of the Credit Facility covenants as of September 30, 2010.

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

The Company has documented and designated this interest rate swap as a cash flow hedge. Based on the assessment of effectiveness using statistical regression, the Company determined that the interest rate swap is effective. Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed each fiscal quarter using the hypothetical derivative method. As the interest rate swap qualifies as a cash flow hedge, the Company adjusts the cash flow hedge on a quarterly basis to its fair value with a corresponding offset to accumulated OCI. The interest rate swap has been and is expected to remain highly effective for the life of the hedge. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. Any ineffectiveness is reclassified from accumulated other comprehensive income to other income (expense). As of September 30, 2010, the Company had no ineffectiveness on its cash flow hedge. Amounts related to the swap expected to be reclassified from other comprehensive income to interest expense in the next twelve months total $2.2 million.

Additional information on the Company’s interest rate swap is as follows:

Interest Rate Swaps	Balance Sheet Location	Fair Value (in 000s)	Location of Offsetting Balance
Cash flow hedge—$165.0 million LIBOR based debt	Accrued and other liabilities	$3,345	Accumulated other comprehensive income (loss)

6.             SHARE-BASED COMPENSATION

Employee Stock Purchase Plan

The 2008 Employee Stock Purchase Plan (the “2008 ESPP Plan”) provides that eligible employees are able to contribute up to 10% of their eligible earnings towards the quarterly purchase of the Company’s common stock. The employee’s purchase price is equal to 85% of the fair market value. During the three months ended September 30, 2010 and 2009, employees purchased 19,572 shares and 13,114 shares of common stock for approximately $0.5 million and $0.5 million, respectively, under the 2008 ESPP Plan.

Share-Based Award Plans

Stock option activity as of and for the three months ended September 30, 2010 is summarized below:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)	(per share)	(years)	(in 000s)
Balance outstanding as of June 30, 2010	5,061	$21.14		$61,186
Granted	135	32.31
Exercised	(13)	19.34
Forfeited or expired	(21)	26.12
Balance outstanding as of September 30, 2010	5,162	$21.41	4.40	$72,863
Exercisable as of September 30, 2010	3,994	$18.87	4.04	$65,050

Restricted stock and RSU activity as of and for the three months ended September 30, 2010 is summarized below:

	Restricted Stock	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
	(in 000s)	(per share)	(in 000s)	(in 000s)
Balance outstanding as of June 30, 2010	329	$35.66	642	$18.27
Granted	14	31.18	—	—
Vested	(14)	17.30	—	—
Forfeited or expired	(15)	36.93	—	—
Balance outstanding as of September 30, 2010	314	$36.23	642	$18.27
Vested as of September 30, 2010			534	$16.04

Share-Based Compensation

The following table presents share-based compensation expense and related effect of the income tax benefit included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,
	2010	2009
	(in 000s)
Selling, general and administrative	$2,407	$2,590
Research and development costs	836	819
Cost of gaming equipment and systems and gaming operations	41	39
Share-based compensation expense before tax	3,284	3,448
Income tax benefit	1,149	1,207
Net share-based compensation expense	$2,135	$2,241

Share-based compensation expense from discontinued operations before income tax was $51,000 for the three months ended September 30, 2009.

As of September 30, 2010, there was $10.2 million of total unrecognized compensation expense related to the unvested portion of stock options which will be recognized over the subsequent 1.88 years. In addition, as of September 30, 2010, there was $6.8 million of total unrecognized compensation expense related to the unvested portion of restricted stock and RSUs which will be recognized over the subsequent 1.68 years.

7.             STOCKHOLDERS’ EQUITY, OPTIONS, WARRANTS AND RIGHTS

Warrants

The Company previously issued 100,000 stock purchase warrants in connection with a prior acquisition. The strike price of the warrant is $24.69 with a term of seven years. During the three months ended September 30, 2009, 30,269 stock purchase warrants were exercised for the first time and converted into 11,753 shares of the Company’s common stock. The exercises were cashless and net shares were issued for the difference between the strike price of the warrant and the market value of the Company’s common stock upon exercise. No stock purchase warrants were exercised during the three months ended September 30, 2010.

Share Repurchase Plan

The Company’s Board of Directors have approved a variety of share repurchase plans under which, subject to price and market conditions, purchases of shares can be made from time to time in the open market or in privately negotiated transactions using available cash.

During the three months ended September 30, 2010 and 2009, the Company repurchased 670,745 shares and 392,151 shares of common stock for $22.1million and $15.2 million, respectively, under the share repurchase plan. As of September 30, 2010, $80.9 million was available to be repurchased under the share repurchase plan in future periods.

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

8.             INCOME TAXES

The provision for income taxes for interim periods is based on the current estimate of the annual effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and is adjusted as necessary for quarterly events. The effective income tax rate was approximately 36.2% and 35.4% for the three months ended September 30, 2010 and 2009, respectively. The increase in the effective income tax rate is primarily attributable to the expiration of the research and development tax credit on December 31, 2009.

The Internal Revenue Service (“IRS”) commenced examination of the Company’s United States federal income tax returns for 2003 through 2005 in the fourth quarter of 2006. Throughout the examination, the IRS has proposed, and management has agreed to, certain adjustments related to the open tax years that have been recorded in the income tax provision. In January 2009, the IRS completed its field examination of the open tax years and issued a Revenue Agent’s Report. Also in January 2009, the Company paid $3.4 million in tax and $1.2 million in interest to the IRS to settle certain agreed adjustments. The Company filed a formal protest regarding certain unagreed adjustments and the case was assigned to the IRS Las Vegas Appeals Office in July 2009. In June 2010, the Company agreed to settle all remaining issues related to the IRS examination.

The Company files numerous consolidated and separate income tax returns in the United States and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States federal income tax examinations for years before 1995 and is no longer subject to state and local, or foreign income tax examinations for years before 2003.

It is reasonably possible that the Company’s amount of unrecognized tax benefits may decrease within the next twelve months by up to $8 million.

As of September 30, 2010, the Company has $11.7 million related to uncertain tax positions, excluding related accrued interest and penalties, $10.3 million of which, if recognized, would impact the effective tax rate. As of September 30, 2010, the Company has $3.8 million accrued for the payment of interest and penalties.

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

On December 7, 2004, International Game Technology (“IGT”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Nevada. The complaint asserted that the Company’s wheel-based games, such as Monte, Carlo Lucky Wheel™ and Cash For Life™, its games with a reel in the top box, such as Bonus Frenzy™, and its iVIEW products infringed on patents held by IGT, and sought injunctive relief and damages in unspecified amounts. As part of the defense, the Company asserted counterclaims seeking damages and other relief against IGT, including claims that IGT’s patents were invalid, unenforceable and not infringed, as well as several claims that IGT engaged in anti-competitive conduct in violation of state and federal antitrust laws. In October 2008, the court granted the Company’s motions for summary judgment, ruling that IGT’s two “wheel” patents and a touch-screen  player-tracking patent were invalid; that even if the patents were valid, the Company’s wheel-based games at issue would not infringe; and that certain of its iVIEW products do not infringe the two asserted player-tracking patents. The summary judgment determinations were upheld by the Federal Circuit Court of Appeals. The parties are now moving towards trial on the remaining portion of the case regarding IGT’s alleged inequitable conduct before the U.S. Patent and Trademark and Bally’s infringement of a player tracking patent. Summary judgment motions have now been submitted on these issues as well.

In April 2006, IGT filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware. The complaint asserted that the Company’s Bally Power Bonusing products infringe patents held by IGT, and sought injunctive relief and damages in unspecified amounts. Of the nine patents and 200 claims originally filed in the case by IGT, all but three patents and eight claims were dismissed. On April 28, 2009, the District Court issued an order finding that the Company’s Power Promotions, Power Bank, and SDS/CMP Power Winners products do not infringe IGT’s patents. The court also found that the Company’s ACSC Power Winners and ACSC Power Reward products infringe some patent claims asserted by IGT, but not others. Appeals by both parties have been filed. In the meantime, the Company has undertaken technical changes to ensure non-infringement for the two products partially in question. The Company does not believe that potential infringement damages, if any, would be material to its financial position as the revenues from these two products to date have not been material.

The Company is also a party to various lawsuits relating to routine matters incidental to its business. Management does not believe that the outcome of such litigation, including the matters discussed above, in the aggregate, will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

10.          SEGMENT AND GEOGRAPHICAL INFORMATION

The Company’s revenue consists of three sources: Gaming Equipment, which includes the sale of gaming devices and related equipment, parts and conversion kits; Gaming Operations, which includes the operation of wide-area progressive, video lottery and centrally determined systems and the rental of gaming devices and content; and Systems, which includes the sale and support of computerized monitoring systems and related recurring hardware and software maintenance revenue.

The following is a summary of revenues and gross margin:

	Three Months Ended September 30,
	2010	2009
	(in 000s)
Revenues:
Gaming Equipment and Systems
Gaming Equipment	$51,038	$62,003
Gaming Operations	79,220	71,309
Systems	40,550	54,018
Total revenues	$170,808	$187,330

Gross Margin(1):
Gaming Equipment and Systems
Gaming Equipment	$24,926	$29,494
Gaming Operations	56,998	52,218
Systems	29,705	36,155
Total gross margin	$111,629	$117,867

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

The Company has operations based primarily in the United States as well as significant sales and distribution offices based in Europe, and other foreign locations, including South America. The table below presents information as to the Company’s revenues and operating income by geographic region which is determined by country of destination:

	Three Months Ended September 30,
	2010	2009
	(in 000s)
Revenues:
United States and Canada	$145,712	$151,851
International	25,096	35,479
Total revenues	$170,808	$187,330

Operating income:
United States and Canada	$31,625	$38,830
International	2,379	9,537
Total operating income	$34,004	$48,367

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin this section with a summary of our key operating business divisions as of September 30, 2010. The overview is followed by a detailed analysis of our results of operations and our financial condition and liquidity as of and for the three months ended September 30, 2010 and 2009. References to “we,” “our,” “us,” or the “Company” refer to Bally Technologies, Inc. and its subsidiaries.

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

We previously owned and operated the Rainbow Casino, a dockside riverboat casino in Vicksburg, Mississippi. On April 5, 2010, we entered into a definitive purchase agreement to sell the Rainbow Casino. The sale closed on June 8, 2010. As a result of the sale, our Casino Operations were classified as discontinued operations in the accompanying financial statements. See Note 3 to the unaudited condensed consolidated financial statements, Discontinued Operations.

We derive our revenue from the following:

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

We review certain financial measures in assessing our financial condition and operating performance not only in connection with creating our forecasts and in making comparisons to financial results from prior periods, but also in making comparisons to our competitors’ financial results and our internal plans. We focus on fluctuations in revenue, cost and gross margin and also pay close attention to changes in our consolidated operating income, net income, diluted earnings per share, adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, including asset charges and share-based compensation), cash flows from operations and free cash flow (cash flows from operating activities less capital expenditures) as they are key indicators of our success. We also measure changes in selling, general and administrative (“SG&A”) expenses as a percent of revenue, which indicate management’s ability to control costs, as well as changes in research and development (“R&D”) costs as a percent of revenue, which demonstrate investment in technology and product development. The measures listed above are not a comprehensive list of all factors considered by us in assessing our financial condition and operating performance, and we may consider other individual measures as required by trends and discrete events arising in a specific period, but they are the key indicators.

We are currently operating in a challenging economic environment. The combination of economic uncertainty, lower demand for replacement products and reduced opportunities from new or expanded markets has negatively impacted our consolidated results. The gaming sector was and continues to be negatively impacted by lower consumer spending and limited resources available to fund capital projects. As a result of the challenging economic environment, we have provided select customers a greater amount of payment terms for periods up to one year, and in some cases for periods up to three years. We expect to continue to extended credit for these longer periods during fiscal year 2011.

Our first quarter operating results reflect the continued tough economic conditions currently facing the gaming industry, which has resulted in a prolonged sluggish replacement cycle, combined with an unusually low level of system revenues resulting from the timing of certain customer decisions regarding system purchases and installations.

Game sales revenues were $51.0 million and $62.0 million for the three months ended September 30, 2010 and 2009, respectively. The decrease in revenue reflects the lower number of new casino openings and expansions in the current quarter combined with a continuation of the sluggish replacement cycle. During the three months ended September 30, 2010 and 2009, we sold 2,000 and 2,418 new gaming devices in the United States and Canada, respectively, of which 1,763 and 2,229 were replacement units, respectively. The replacement cycle for gaming machines in North America continues to be sluggish, but we are cautiously optimistic that gaming operators’ gaming machines spending will begin to improve in the latter half of fiscal 2011. In calendar 2010, we released our new Pro Series cabinets with ALPHA 2 technology which are state of the art for the industry with regards to ergonomics, processing power, display technology, input device, operating system, sound and serviceability. This new platform will allow us to develop new, more compelling games and will also facilitate our game download solution for customers. The majority of our Pro Series cabinets will feature our latest innovation, iDeck™, an LCD (liquid crystal display) touch screen that will replace the traditional button panel and OLED’s (Organic light-emitting diodes), which will further enhance our gesture control technology and the manner in which players interact with our games.

Systems revenues were $40.6 million and $54.0 million for the three months ended September 30, 2010 and 2009, respectively. Systems revenues were negatively impacted by the timing of certain customer decisions regarding system purchases and installations during the current quarter. Maintenance revenue increased 18% and 10%, respectively, in the three months ended September 30, 2010 and 2009, when compared to the comparable prior year periods as a result of an increasing install base of customers utilizing our systems.

Despite the prolonged, challenging economic conditions and the legal challenges to the charitable bingo market in Alabama, gaming operations revenues continued to increase at $79.2 million and $71.3 million during the three months ended September 30, 2010 and 2009, respectively. Gaming Operations revenues were stronger period over period due primarily to the continued performance of existing and new premium game titles which increased rental, participation and license revenue. The current quarter benefitted from our growing product offerings and innovations, such as U-Spin, our first in a series of play mechanics utilizing gesture control, and the continued success of our Cash Spin game, Digital Tower Series platforms and Hot Shot family of games. In the coming months, we will introduce the first dual wheel game with our Vegas Hits™ product. We continue to focus our efforts on the introduction of new and innovative games and cabinets both for our spinning-reel and video platforms.

International revenues were $25.1 million and $35.5 million for the three months ended September 30, 2010 and 2009, respectively. International game sales revenue decreased 35% from $22.8 million in the prior quarter, when compared to $14.8 million in the same period this year, due primarily to a decrease of sales in Europe and Mexico. International systems revenue decreased 30% from $8.1 million in the prior quarter, when compared to $5.7 million in the same period this year. In the three months ended September 30, 2009, there were large system installations at multiple properties in Macau. International gaming operations revenue was consistent at $4.6 million in each quarter.

Several potential gaming market developments have been fueled by the economic downturn that we believe will benefit us in the long term. Domestically, we are focused on new jurisdictional opportunities in Ohio, Illinois, Kansas, Iowa, Maryland, Florida, New York and California, and the potential for new markets including Massachusetts, Kentucky, Maine, Texas and North Carolina. The breadth and timing of such opportunities remains uncertain due to the legislative process in these jurisdictions, as well as the difficult credit environment facing certain of our customers and the risk of the gaming industry impact of continued economic uncertainty. We are also engaged in expanding our position in Mexico as it moves to Class III gaming and, in the future, we also expect to expand our presence in the new Italian VLT market, Australia and potentially Eastern Europe, Africa and Greece. Further, as we continue to grow and gain market share in Asia, opportunities are anticipated to arise in that region which would enable us to further expand internationally.

Net cash provided by operating activities from continuing operations was $11.1 million and $38.1 million for the three months ended September 30, 2010 and 2009, respectively. Cash flows from operating activities from continuing operations in the current period were negatively impacted primarily by increases in raw material inventory and transfers of finished goods to leased gaming equipment and increases in prepaid and refundable income tax, when compared to the same period last year.

In the three months ended September 30, 2010, we made payments on our term loan of $8.8 million, borrowed $4.4 million under our revolving line of credit, and have purchased 0.7 million shares of our common stock for $22.1 million under our share repurchase plan.

Management continuously monitors and reviews its SG&A expenses in comparison to revenues. SG&A expenses from continuing operations increased to $51.6 million during the three months ended September 30, 2010 from $45.2 million in the same period in 2009. SG&A expenses from continuing operations increased as a percentage of revenue at 30% during the three months ended September 30, 2010, when compared to 24% during the three months ended September 30, 2009. The increase in SG&A expenses as a percentage of revenue during the three months ended September 30, 2010 was due primarily to increases in payroll and related expenses, legal fees, license fees, travel and entertainment expense and bad debt expense, when compared to the same period last year.

Results of Operations

The summary financial results and operating statistics are as follows:

	Three Months Ended September 30,
	2010	% Rev	2009	% Rev
	(dollars in millions)
Revenues:
Gaming Equipment	$51.0	30%	$62.0	33%
Gaming Operations	79.2	46%	71.3	38%
Systems	40.6	24%	54.0	29%
Total revenues	$170.8	100%	$187.3	100%

Gross Margin:
Gaming Equipment(1)	$24.9	49%	$29.5	48%
Gaming Operations	57.0	72%	52.2	73%
Systems(1)	29.7	73%	36.2	67%
Total gross margin	$111.6	65%	$117.9	63%

Selling, general and administrative	$51.6	30%	$45.2	24%
Research and development costs	21.4	13%	19.5	10%
Depreciation and amortization	4.6	3%	4.8	3%
Operating income	$34.0	20%	$48.4	26%
Income from continuing operations	$21.7	13%	$29.6	16%

(1)          Gross Margin from Gaming Equipment and Systems excludes amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

	Three Months Ended September 30,
	2010	2009
Operating Statistics
New gaming devices	2,823	3,936
New unit Average Selling Price (“ASP”)	$15,685	$14,115

End of period installed base:
Gaming monitoring units installed base	388,000	361,000
Systems managed cashless games	318,000	311,000

Wide-area progressive	941	1,028
Local-area progressive	22	33
Total linked progressive systems	963	1,061

Rental and daily-fee games	12,916	12,389
Video lottery systems	7,966	7,911
Centrally determined systems	49,070	48,958

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Total revenues decreased $16.5 million to $170.8 million, or 9%, in the three months ended September 30, 2010, when compared to the same period last year, as a result of the following:

Gaming Equipment Revenue. Gaming Equipment revenue decreased $11.0 million, or 18%, to approximately $51.0 million primarily as a result of a 28% decrease in new gaming device sales to 2,823 units in the three months ended September 30, 2010, when compared to 3,936 units in the same period last year. New gaming device sales decreased due to a continued sluggish North America replacement market and fewer new casino openings and expansions during this period as compared to the same period last year. Further, during the three months ended September 30, 2010, trade-in allowances and customer incentives increased $1.3 million, when compared to the same period last year. ASP of new gaming devices increased 11% to $15,685 in the three months ended September 30, 2010 when compared to $14,115 in the same period last year primarily as a result of the mix of products sold. The increase in ASP was primarily the result of product mix.

Gaming Equipment Gross Margin. Gaming Equipment gross margin increased to 49% in the three months ended September 30, 2010 from 48%, in the same period last year, primarily as a result of improved manufacturing efficiencies and improved material costs related to production of our ALPHA Elite® cabinets, including our V32 cabinet. In addition, royalty expense decreased $1.3 million in the three months ended September 30, 2010 when compared to the same period last year, due to a reduction in fees associated with unit sales and game conversion kits with third party titles.

Gaming Operations Revenue. Gaming Operations revenue increased $7.9 million, or 11%, to approximately $79.2 million in the three months ended September 30, 2010, when compared to the same period last year, primarily as a result of an increase in participation, rental and license revenue. The improvement in participation, rental and license revenue was primarily due to increases in our end of period installed base of games, that included a 4% increase in the installed games base of rental and daily fee games from 12,389 games as of September 30, 2009 to 12,916 games as of September 30, 2010.

Gaming Operations Gross Margin. Gross margin decreased to 72% in the three months ended September 30, 2010 from 73%, in the same period last year, primarily as a result of an increase in progressive jackpot expense of $2.0 million during the same period.

Systems Revenue. Systems revenue decreased $13.4 million, or 25%, to approximately $40.6 million in the three months ended September 30, 2010 when compared to the same period last year, due primarily to the timing of certain customer decisions regarding system purchases and installations. Maintenance revenue increased $2.4 million in the three months ended September 30, 2010, when compared to the same period last year, as a result of the increased install base of customers utilizing our systems.

Systems Gross Margin. Systems gross margin increased to 73% in the three months ended September 30, 2010 from 67%, in the same period last year, primarily as a result of a change in the mix of products sold in the comparative periods coupled with an increase in maintenance revenue during the same period.

Selling, General and Administrative Expenses. SG&A expenses increased $6.4 million, or 14%, in the three months ended September 30, 2010, when compared to the same period last year, due primarily to increases in payroll and related expenses, legal fees, licensing fees, travel and entertainment expense and bad debt expense. Payroll and related expenses increased due primarily to increases in commission and bonus expense during the current year period. In addition, there was an increase in international payroll and related expenses due to the hiring of new employees primarily in Macau and Australia. Legal fees increased due to an increase in patent related expenses and fees related to our entrance into new international markets. In addition, in the three months ended September 30, 2009, we received refunds for $1.1 million of fees related to previous legal matters. Licensing fees increased due primarily to increases in business licenses and property and other taxes during the current quarter. The increase in travel and entertainment expense was due primarily to sales and systems travel and the addition of new international locations. Bad debt expense increased due primarily to increases in accounts and leases receivable during the same period. Bad debt as a percentage of revenue continues to remain under 1%.

Research and Development Costs. R&D costs increased $1.9 million, or 10%, in the three months ended September 30, 2010, when compared to the same period last year, due primarily to an increase in employees and an increase in the development of our ALPHA 2 operating system and system products. The increased costs are attributable to our continued focus on our technology assets due to the competitive landscape that requires a continual investment in future generations of gaming products and systems.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $0.2 million, or 4%, in the three months ended September 30, 2010, when compared to same period last year.

Other Income (Expense), Income Tax Expense and Net Income (Loss) Attributable to Noncontrolling Interests

Other income (expense) and income tax expense from continuing operations and net income attributable to noncontrolling interests was as follows:

	Three Months Ended September 30,
	2010	2009
	(in 000s)
Other income (expense)
Interest income	$1.1	$0.7
Interest expense	(3.0)	(3.3)
Other, net	1.8	0.1
Total other expense	(0.1)	(2.5)
Income tax expense	(12.3)	(16.3)
Net loss (income) attributable to noncontrolling interests	0.5	(0.7)

Other Income (Expense). Other expense decreased $2.4 million in the three months ended September 30, 2010, when compared to the same period last year, due primarily to an increase in gains on foreign currency translations as a result of the weakening of the U.S. dollar during the same period. Interest expense decreased $0.3 million due primarily to a reduction in the principal balance on the term loan and the interest rate period over period. The interest rate on the term loan decreased to 4.14% at September 30, 2010 from 4.64% at September 30, 2009.

Income Tax Expense. Income tax expense decreased during the three months ended September 30, 2010, when compared to the same period last year, due primarily to the reduction in net income during the period. The effective income tax rate for continuing operations for the three months ended September 30, 2010 and 2009 was 36.2% and 35.4%, respectively.

Net loss (income) attributable to noncontrolling interests.  In the three months ended September 30, 2010, net loss attributable to noncontrolling interests was due to higher jackpot expense during the period. In the three months ended September 30, 2009, net income attributable to noncontrolling interests was due to earnings from unconsolidated subsidiaries, including the Rainbow Casino. See Note 3 to the unaudited condensed consolidated financial statements, Discontinued Operations.

Discontinued Operations

On April 5, 2010, we entered into a definitive purchase agreement to sell the Rainbow Casino. Under the terms of the agreement, we received approximately $80.0 million in an all-cash transaction. The sale closed on June 8, 2010. We recognized a gain on the sale of Rainbow of approximately $22.1 million (net of approximately $12.2 million in income taxes) in the fourth quarter of fiscal 2010. Per the terms of the sale agreement, the Company incurred certain post-closing adjustments during the three months ended September 30, 2010 which reduced its gain on the sale by approximately $0.4 million (net of approximately $0.2 million income taxes).

The results of operations of the Rainbow Casino for the three months ended September 30, 2009 were classified as discontinued operations because we do not expect to continue to receive significant cash flows from the Rainbow Casino after the sale. Rainbow’s revenues, reported in discontinued operations for the three months ended September 30, 2009, were $9.2 million, and income from discontinued operations, net of income taxes, was $1.7 million. See Note 3 to the unaudited condensed consolidated financial statements, Discontinued Operations

Financial Condition and Liquidity

Working Capital

	September 30,	June 30,	Increase (decrease)
	2010	2010	Amount	%
	(in 000s)
Cash and cash equivalents	$127,286	$145,089	$(17,803)	(12)%

Total long-term debt, including current maturities	$169,406	$173,793	$(4,387)	(3)%

Total current assets	$474,146	$476,409	$(2,263)	(1)%
Total current liabilities	174,964	174,553	411	—%
Net working capital	$299,182	$301,856	$(2,674)	(1)%

As of September 30, 2010 and June 30, 2010, we had $127.3 million and $145.1 million, respectively, in consolidated cash and cash equivalents.

Pursuant to various state gaming regulations, certain cash accounts are maintained to ensure availability of funds to pay wide-area progressive jackpot awards in installments rather than in one lump-sum. At September 30, 2010 and June 30, 2010, these accounts had an aggregate value of approximately $7.1 million and $8.3 million, respectively, which are classified as restricted cash in our unaudited condensed consolidated balance sheets. In addition, we purchase U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive winnings in annual or weekly installment payments. These securities are included in restricted long-term investments in the accompanying unaudited condensed consolidated balance sheets, and totaled $12.0 million and $13.1 million as of September 30, 2010 and June 30, 2010, respectively.

Our net working capital decreased $2.7 million in the three months ended September 30, 2010, when compared to June 30, 2010, and was primarily affected by a $17.8 million decrease in cash and cash equivalents due to primarily to the purchase of 0.7 million shares of common stock for approximately $22.1 million and by the following components:

•                  A decrease of $2.7 million in current accounts and notes receivable due primarily to a reduction in revenue offset by an increase in cash collections;

•                  An increase of $9.1 million in prepaid and refundable income tax due primarily to a federal tax payment of $10.0 million made during the current quarter, which was offset by an increase of $4.7 million in income taxes payable for the accrual of taxes due at the end of the current quarter;

•                  An increase of $6.1 million in inventories due primarily to the purchase of raw materials which increased in part due to acquisition of raw materials related to the new Pro Series cabinets;

•                  A combined increase of $5.1 million in prepaid and other current assets due primarily to the renewal of the majority of the Company’ insurance policies, as well as an increase in certain vendor deposits and games on trial during the current quarter;

•                  A combined decrease of $5.0 million in accrued and other liabilities and customer deposits due primarily to a reduction in accrued payroll, commissions and bonuses which were paid during the current quarter; and

•                  An increase of $2.5 million in current maturities of long-term debt due to the increase in quarterly principal payments from $8.75 million to $11.25 million beginning in December 2010.

We have a $225.0 million term loan and a $150.0 million revolving credit facility, of which $75.0 million matures in September 2012 and $75.0 million matures in March 2014 (collectively, the “Credit Facility”).

In August 2010, we amended our Credit Facility twice to allow us to borrow in certain foreign currencies and to reduce the fixed charge coverage ratio from 2.00 to 1.25. We paid approximately $0.2 million in fees and expense related to one of these amendments.

During the current quarter, we borrowed $4.4 million (EURO converted into U.S. dollars) under our revolving credit facility. As of September 30, 2010, there was approximately $145.6 million of undrawn availability under the revolving credit facility. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit.

The interest rate on the Credit Facility is subject to a leverage based pricing grid. If the leverage ratio, as defined under the Credit Facility, is greater than 2.5, the interest rate will be LIBOR plus a margin of 3.25%; if the leverage ratio is between 2.0 and 2.5, the interest rate will be LIBOR plus a margin of 3.00%; if the leverage ratio is between 1.5 and 2.0, the interest rate will be LIBOR plus a margin of 2.75%; if the leverage ratio is between 1.0 and 1.5, the interest rate will be LIBOR plus a margin of 2.50%; and if the leverage ratio is below 1.0, the interest rate will be LIBOR plus a margin of 2.25%. As of September 30 and June 30, 2010, our leverage ratio was below 1.0.

We entered into a floating-to-fixed interest rate swap to fix the floating LIBOR based debt under the term loan to fixed rate debt at an interest rate of 1.89% plus an applicable margin (2.25% as of September 30, 2010) for the remaining term.

The term loan required quarterly principal reductions of $8.75 million through September 30, 2010 and of $11.25 million thereafter through September 2012, with an additional balloon payment due at maturity in September 2012. The Credit Facility is collateralized by substantially all of our domestic property and is guaranteed by each of our domestic subsidiaries, excluding any noncontrolling interests, and is secured by a pledge agreement.

The fair value of long-term debt is estimated by discounting expected cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of September 30, 2010 and June 30, 2010, the fair value of long-term debt approximated the carrying value.

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

We were in compliance with all covenants under the Credit Facility as of September 30, 2010.

Management believes that cash flows from current operating activities will provide us with sufficient capital resources and liquidity to operate our business for at least the next 12 months.

At September 30, 2010, we had no material commitments for capital expenditures.

Cash Flow Summary

Our primary sources of liquidity include existing cash and cash equivalents, cash flows from all operating activities and the availability of funds under our revolving credit facility.

Cash flows from continuing operating activities are derived from Bally Gaming Equipment and Systems. Cash flows from discontinued operating activities, or Casino Operations, were derived from the operation of the Rainbow Casino. We utilize our cash to acquire materials for the manufacture of goods for resale, to pay payroll, interest, taxes and SG&A expenses and to fund R&D activities.

Cash flows provided by continuing operating activities were $11.1 million in the three months ended September 30, 2010 as compared to $38.1 million in the same period last year, a $27.0 million decrease. Cash flows from operating activities of continuing operations for the three months ended September 30, 2010 were negatively impacted primarily by increases in raw material inventory and transfers of finished goods to leased gaming equipment and increases in prepaid and refundable income tax. Cash flows used in discontinued operating activities in the three months ended September 30, 2010 were $0.4 million, while cash flows provided by discontinued operating activities were $2.9 million in the three months ended September 30, 2009.

Cash utilized for investing activities from continuing operations is primarily for capital expenditures related to furniture, fixtures, office and gaming equipment and improvements in leaseholds, financing arrangements with customers and investments in technology and other long-term assets. During the three months ended September 30, 2010 and 2009, we made capital expenditures of $2.0 million and $3.1 million, respectively. During the three months ended September 30, 2009, we provided $5.0 million in loans to finance gaming opportunities to a customer. Cash utilized for investing activities from discontinued operations was $0.4 million during the three months ended September 30, 2009 and was primarily for purchases of property, plant and equipment.

Cash utilized for financing activities from continuing operations is primarily for the payment of principal on our debt and the purchase of shares of our common stock. We made payments of $8.8 million on our notes payable and purchased 0.7 million shares of our common stock for $22.1million under our share repurchase plan during the three months ended September 30, 2010.

Cash provided by financing activities is primarily from proceeds from the exercise of stock options and purchases of stock under our 2008 ESPP Plan, borrowings under our revolving credit facility, and excess tax benefits of stock option exercises. During the three months ended September 30, 2010, employees exercised options for 13,377 shares of common stock for $0.3 million and purchased 19,572 shares of common stock for $0.5 million under our 2008 ESPP Plan. In addition, we borrowed $4.4 million under our revolving credit facility during the current quarter. Cash used in financing activities from discontinued operations was $0.3 million for the three months ended September 30, 2009.

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2010 10-K. There were no material changes to those policies during the three months ended September 30, 2010.

Other Recently Issued Accounting Pronouncements

For a description of other recently issued accounting pronouncements, see Note 1 to the unaudited condensed consolidated financial statements, Summary of Significant Accounting Policies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of September 30, 2010, we had total debt outstanding of approximately $169.4 million which consisted of a $165.0 million term loan and $4.4 million of borrowing under our revolving credit facility. During the year, the interest rate for the Credit Facility was subject to a leveraged based pricing grid. We have minimal exposure to market interest rate risk because the variable interest rate on the term loan was effectively converted to a fixed rate as a result of the floating-to-fixed interest rate swap entered into in December 2008 and discussed in Note 5 to the unaudited condensed consolidated financial statements, Long-Term Debt.

Foreign Currency Exchange Rate Risk

Certain of our foreign subsidiaries use their local currency as their functional currency and are exposed to risks resulting from fluctuations in foreign currency exchange rates. During the three months ended September 30, 2010 and 2009, we recognized foreign currency exchange rate gains of approximately $1.7 million and $0.1 million, respectively. We estimate that a hypothetical 10% strengthening (or weakening) of the U.S. dollar for fiscal 2011 would have an immaterial impact on our business.

In addition, the net assets of these subsidiaries are exposed to foreign currency translation gains and losses which are included as a component of accumulated other comprehensive income in stockholders’ equity in our Unaudited Condensed Consolidated Balance Sheets. Such translation resulted in unrealized gains of $1.2 million as of September 30, 2010 and unrealized losses of $0.3 million as of June 30, 2010.

During the current quarter, we borrowed $4.4 million (EURO converted into U.S. dollars) under our revolving credit facility.

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

Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

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

Changes in Internal Control Over Financial Reporting during the Quarter Ended September 30, 2010

Although we update our internal controls as necessary to accommodate any modifications to our business processes and accounting procedures as part of our normal operations, there were no changes in our internal control over financial reporting that occurred in the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.                                     LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 9 to the unaudited condensed consolidated financial statements, Commitments and Contingencies, which is incorporated by reference in response to this item.

ITEM 1A.                            RISK FACTORS

The Company is subject to risks and uncertainties that could cause our actual results to differ materially from the expectations expressed in the forward looking statements. Factors that could cause our actual results to differ from expectations are described under “Item 1A. Risk Factors” in the 2010 10-K, to which there were no material changes during the period covered by this Quarterly Report on Form 10-Q.

ITEM 2.                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 4, 2010, the Company’s Board of Directors approved a new share repurchase plan under which, subject to price and market conditions, purchases of shares of common stock can be made from time to time in the open market or in private negotiated transactions using available cash, in an aggregate amount of up to $150 million. Our quarterly share repurchases under this plan, excluding treasury shares acquired in non-cash transactions related to forfeited stock awards and shares exchanged for options exercised, were as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (Per Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs
				$102,997,449
July 1 - July 31, 2010	456,945	$32.83	456,945	$87,997,460
August 1 — August 31, 2010	—	—	—	$87,997,460
September 1 - September 30, 2010	213,800	$33.42	213,800	$80,852,545
Total	670,745	$33.02	670,745

ITEM 6.                                          EXHIBITS

Exhibits	Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALLY TECHNOLOGIES, INC.		Date: November 5, 2010

By	/s/Richard Haddrill
Richard Haddrill
President and Chief Executive Officer
(Principal Executive Officer)

By	/s/Neil P. Davidson
Neil P. Davidson
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)