Form 10-Q
period 2010-12-31
BALLY TECHNOLOGIES, INC.
filed 2011-02-09
CIK 2491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

The number of shares of Common Stock, $0.10 par value, outstanding as of February 3, 2011, was 53,570,000 which do not include 6,382,000 shares held in treasury.

PART I

ITEM 1.                  FINANCIAL STATEMENTS

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2010	June 30, 2010
	(in 000s, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$119,575	$145,089
Restricted cash	8,236	8,303
Accounts and notes receivable, net of allowances for doubtful accounts of $9,186 and $9,974	210,112	207,365
Inventories	50,882	42,806
Prepaid and refundable income tax	11,761	7,783
Deferred income tax assets	34,878	35,973
Deferred cost of revenue	12,888	14,568
Prepaid assets	13,283	11,172
Other current assets	5,781	3,350
Total current assets	467,396	476,409
Restricted long-term investments	11,795	13,075
Long-term accounts and notes receivables, net of allowances for doubtful accounts of $5,667 and $5,169	38,443	30,163
Property, plant and equipment, net of accumulated depreciation of $51,212 and $47,714	32,113	32,094
Leased gaming equipment, net of accumulated depreciation of $168,975 and $153,780	89,723	82,357
Goodwill	161,611	161,153
Intangible assets, net	36,907	34,048
Deferred income tax assets	23,515	29,980
Income tax receivable	8,515	8,688
Long-term deferred cost of revenue	27,021	30,958
Other assets, net	15,557	14,251
Total assets	$912,596	$913,176
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,102	$23,775
Accrued and other liabilities	41,680	45,662
Customer deposits	10,115	10,185
Jackpot liabilities	11,954	11,531
Deferred revenue	29,502	33,875
Income tax payable	1,899	6,982
Current maturities of long-term debt	45,154	42,543
Total current liabilities	167,406	174,553
Long-term debt, net of current maturities	128,630	131,250
Long-term deferred revenue	36,071	40,236
Other income tax liability	8,948	13,646
Other liabilities	8,614	9,299
Total liabilities	349,669	368,984
Commitments and contingencies (Note 9)
Stockholders’ equity:
Special stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 115 shares issued and outstanding	12	12
Common stock, $.10 par value; 100,000,000 shares authorized; 59,863,000 and 59,495,000 shares issued and 53,573,000 and 54,392,000 outstanding	5,975	5,943
Treasury stock at cost, 6,290,000 and 5,103,000 shares	(199,358)	(157,053)
Additional paid-in capital	404,571	392,853
Accumulated other comprehensive loss	(2,124)	(3,044)
Retained earnings	352,141	303,100
Total Bally Technologies, Inc. stockholders’ equity	561,217	541,811
Noncontrolling interests	1,710	2,381
Total stockholders’ equity	562,927	544,192
Total liabilities and stockholders’ equity	$912,596	$913,176

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
	(in 000s, except per share amounts)
Revenues:
Gaming equipment and systems	$105,639	$136,395	$197,227	$252,416
Gaming operations	77,087	68,578	156,307	139,887
	182,726	204,973	353,534	392,303
Costs and expenses:
Cost of gaming equipment and systems (1)	43,030	53,803	79,987	104,175
Cost of gaming operations	22,692	20,898	44,914	39,989
Selling, general and administrative	55,185	53,721	106,799	98,917
Research and development costs	21,360	19,571	42,744	39,042
Depreciation and amortization	4,744	4,699	9,371	9,532
	147,011	152,692	283,815	291,655
Operating income	35,715	52,281	69,719	100,648
Other income (expense):
Interest income	1,221	683	2,340	1,325
Interest expense	(2,997)	(3,252)	(6,030)	(6,538)
Other, net	(323)	(1,083)	1,524	(943)
Income from continuing operations before income taxes	33,616	48,629	67,553	94,492
Income tax expense	(6,347)	(16,456)	(18,632)	(32,711)
Income from continuing operations	27,269	32,173	48,921	61,781
Discontinued operations:
Income from discontinued operations, net of tax	—	1,430	—	3,179
Loss on disposal of discontinued operations, net of tax	—	—	(403)	—
Income (loss) from discontinued operations, net of tax	—	1,430	(403)	3,179
Net income	27,269	33,603	48,518	64,960
Less net income (loss) attributable to noncontrolling interests	17	350	(523)	1,083

Net income attributable to Bally Technologies, Inc.	$27,252	$33,253	$49,041	$63,877
Basic earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations	$0.51	$0.59	$0.93	$1.12
Discontinued operations	—	0.02	—	0.05
Loss on sale of discontinued operations	—	—	(0.01)	—
Basic earnings per share	$0.51	$0.61	$0.92	$1.17

Diluted earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations	$0.49	$0.56	$0.89	$1.06
Discontinued operations	—	0.02	—	0.05
Loss on sale of discontinued operations	—	—	(0.01)	—
Diluted earnings per share	$0.49	$0.58	$0.88	$1.11

Weighted average shares outstanding:
Basic	53,291	54,518	53,485	54,393
Diluted	55,943	57,750	55,990	57,718
Amounts attributable to Bally Technologies, Inc.:
Income from continuing operations, net of tax	$27,252	$32,044	$49,444	$61,201
Income from discontinued operations, net of tax	—	1,209	—	2,676
Loss on sale of discontinued operations, net of tax	—	—	(403)	—
Net income	$27,252	$33,253	$49,041	$63,877

(1)         Cost of gaming equipment and systems exclude amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009

	Common Stock		Series E Special	Treasury	Additional Paid-In	Accumulated Other Comprehensive Income (Loss)	Retained	Noncontrolling	Total Stockholders’
	Shares	Dollars	Stock	Stock	Capital	(“OCI”)	Earnings	Interests	Equity
	(in 000s)
Balances at June 30, 2009	57,091	$5,703	$12	$(64,727)	$330,465	$(770)	$165,623	$2,443	$438,749
Net income from continuing operations, net of tax	—	—	—	—	—	—	61,201	580	61,781
Net income from discontinued operations, net of tax	—	—	—	—	—	—	2,676	503	3,179
Foreign currency translation adjustment	—	—	—	—	—	1,231	—	—	1,231
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	(931)	—	—	(931)
Total comprehensive income	—	—	—	—	—	—	—	—	$65,260
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(925)	(925)
Issuance and receipt of restricted stock, ESPP shares, stock options and related tax and tax benefit	1,501	149	—	(360)	28,885	—	—	—	28,674
Purchase of common stock for treasury	—	—	—	(31,061)	—	—	—	—	(31,061)
Shares issued upon exercise of warrants	14	2	—	—	(2)	—	—	—	—
Share-based compensation		—	—	—	7,131	—	—	—	7,131
Balances at December 31, 2009	58,606	$5,854	$12	$(96,148)	$366,479	$(470)	$229,500	$2,601	$507,828

Balances at June 30, 2010	59,495	$5,943	$12	$(157,053)	$392,853	$(3,044)	$303,100	$2,381	$544,192
Net income from continuing operations, net of tax	—	—	—	—	—	—	49,444	(523)	48,921
Loss on sale of discontinued operations, net of tax	—	—	—	—	—	—	(403)	—	(403)
Foreign currency translation adjustment	—	—	—	—	—	895	—	—	895
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	—	25	—	—	25
Total comprehensive income	—	—	—	—	—	—	—	—	$49,438
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(148)	(148)
Issuance and receipt of restricted stock, ESPP shares, stock options and related tax and tax benefit	368	32	—	(1,721)	5,072	—	—	—	3,383
Purchase of common stock for treasury	—	—	—	(40,584)	—	—	—	—	(40,584)
Share-based compensation	—	—	—	—	6,646	—	—	—	6,646
Balances at December 31, 2010	59,863	$5,975	$12	$(199,358)	$404,571	$(2,124)	$352,141	$1,710	$562,927

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2010	2009
	(in 000s)
Cash flows from operating activities:
Net income	$48,518	$64,960
Adjustments to net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	(3,179)
Loss on sale of discontinued operations, net of tax	403	—
Depreciation and amortization	36,605	37,138
Share-based compensation	6,646	7,082
Amortization of debt issuance costs	1,947	1,405
Income tax (benefit) expense	2,723	(4,541)
Provision for doubtful accounts	1,694	870
Inventory write-downs	1,498	1,216
Excess tax benefit of stock option exercises	(1,268)	(9,047)
Other	(211)	786
Changes in operating assets and liabilities:
Accounts and notes receivable	(6,287)	(44,329)
Inventories	(46,817)	(12,545)
Prepaid and refundable income tax and income tax payable	(8,641)	21,052
Other current assets	(3,225)	2,272
Accounts payable	3,290	1,118
Accrued liabilities, customer deposits and jackpot liabilities	(4,916)	(12,718)
Deferred revenue and deferred cost of revenue	(2,921)	(6,619)
Net cash provided by operating activities	29,038	44,921

Cash flows from investing activities:
Capital expenditures	(5,222)	(6,034)
Restricted cash and investments	1,347	1,282
Financing arrangements with customers	(9,940)	(15,750)
Additions to other long-term assets	(4,360)	(2,006)
Net cash used in investing activities	(18,175)	(22,508)

Cash flows from financing activities:
Proceeds from revolving credit facility	19,880	—
Capitalized debt issuance costs	(158)	—
Reduction of long-term debt	(20,016)	(17,813)
Distributions to noncontrolling interests	(148)	(383)
Purchase of treasury stock	(42,305)	(31,421)
Excess tax benefit of stock option exercises	1,268	9,047
Proceeds from exercise of stock options and employee stock purchases	4,077	19,356
Net cash used in financing activities	(37,402)	(21,214)

Effect of exchange rate changes on cash	1,428	1,008

Net cash provided by (used in) operating activities of discontinued operations	(403)	5,509
Net cash used in investing activities of discontinued operations	—	(457)
Net cash used in financing activities of discontinued operations	—	(542)
Decrease in cash and cash equivalents of discontinued operations	—	2,687
	(403)	7,197
Cash and cash equivalents:
Increase (decrease) for period	(25,514)	9,404
Balance, beginning of period	145,089	55,886
Balance, end of period	$119,575	$65,290

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information is related to the unaudited condensed consolidated statements of cash flows:

	Six Months Ended December 31,
	2010	2009
	(in 000s)
Cash paid for interest	$6,030	$6,118
Cash paid for income taxes, net of refunds	22,673	11,960

Non-cash investing and financing transactions:
Transfer of inventory to leased gaming equipment (1)	$43,897	$21,019
Reclassify property, plant and equipment to inventory (1)	8,138	2,451
Acquisition of Bally trademark	—	7,500
Accrual of capital expenditures	939	393

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

The Company’s cash flow hedge related to a variable debt instrument is measured at fair value on a recurring basis, and its balance as of December 31, 2010 and June 30, 2010 (which is included in accrued and other liabilities in the unaudited condensed consolidated balance sheets) was as follows:

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Level 3
	(in 000s)
As of December 31, 2010:
Liability:
Derivative financial instrument	$—	$2,660	$—
As of June 30, 2010:
Liability:
Derivative financial instrument	$—	$2,698	$—

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

The impact of the cash flow hedge on the consolidated financial statements is depicted below:

Fiscal 2011:

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)			Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended	Six Months Ended	Location of Loss Reclassified from Accumulated	Three Months Ended	Six Months Ended
Derivative in Cash Flow Hedging Relationship	December 31, 2010	December 31, 2010	OCI into Income (Effective Portion)	December 31, 2010	December 31, 2010
(in 000s)

Interest rate swap agreement	$9	$(1,240)	Interest expense	$(675)	$(1,277)

Fiscal 2010:

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)			Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended	Six Months Ended	Location of Loss Reclassified from Accumulated	Three Months Ended	Six Months Ended
Derivative in Cash Flow Hedging Relationship	December 31, 2009	December 31, 2009	OCI into Income (Effective Portion)	December 31, 2009	December 31, 2009
(in 000s)

Interest rate swap agreement	$(568)	$(2,798)	Interest expense	$(822)	$(1,503)

Accounts and Notes Receivable, Allowance for Doubtful Accounts and Credit Quality of Financing Receivables

Accounts and notes receivable are stated at face value less an allowance for doubtful accounts. The Company generally grants customers credit terms for periods of 30 to 120 days, but it may also grant extended payment terms to some customers for periods up to three years, with interest at prevailing rates.

Trade receivables with contract terms greater than one year relate to the sale of gaming equipment and, to a lesser extent, systems transactions that include software as a major component of the sale, and are generally collateralized by the related equipment sold, although the value of such equipment, if repossessed, may be less than the receivable balance outstanding. Sales-type leasing arrangements relate to gaming equipment and include options to purchase the equipment at the end of the lease term at established prices. These customers typically have a long-standing credit history with the Company. Revenue from these lease arrangements is less than 1% of total revenue for the Company.

We perform a review of contracts with extended payment terms to determine if there is sufficient evidence to conclude that we have a history of collecting under the original payment terms. We have concluded that sufficient history exists to determine collectability is probable for contracts with extended payment terms because sufficient prior collection history and customer creditworthiness exists and the arrangement fee is fixed and determinable.

The Company has also provided development financing to certain customers in the form of notes receivable with repayment terms of three to ten years. These notes may also include accelerated payment terms based upon a percentage of net-win from gaming devices sold or leased to these customers. The Company monitors credit quality and impairment based upon a review of customer payment history and financial condition.

The Company evaluates the credit quality of its receivables and establishes an allowance for doubtful accounts based primarily upon collection history, based on a combination of factors including, but not limited to, customer collection experience, economic conditions, and the customer’s financial condition. In addition to specific account identification, the Company utilizes historic collection experience for the most recent twelve month period, where applicable, to establish an allowance for doubtful accounts receivable. Receivables are written off only after the Company has exhausted all of its collection efforts.

The Company has one portfolio segment, the casino industry customer, and four classes of receivables including its trade receivables with a contract term less than one year, trade receivables with a contract term greater than one year, sales-type leasing arrangements, or lease receivables, and notes receivables, which are primarily for developmental financing loans. As of December 31, 2010, the Company’s accounts and notes receivable and related allowances were as follows:

	Accounts and Notes Receivable as of December 31, 2010
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
		(in 000s)
Contract term less than one year:
Trade receivables, current	$144,604	$2,714	$141,890

Contract term greater than one year:
Trade receivables, current	63,437	1,671	61,766
Trade receivables, noncurrent	18,478	33	18,445
	81,915	1,704	80,211

Lease receivables, current	7,038	7,038	—
Lease receivables, noncurrent	8,926	8,926	—
	15,964	15,964	—

Note receivables, current	4,219	4,219	—
Note receivables, noncurrent	16,706	16,706	—
	20,925	20,925	—

Total current	219,298	15,642	203,656
Total noncurrent	44,110	25,665	18,445
Total	$263,408	$41,307	$222,101

	Allowance for Doubtful Accounts as of December 31, 2010
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
		(in 000s)
Contract term less than one year:
Trade receivables, current	$(5,857)	$(2,714)	$(3,143)

Contract term greater than one year:
Trade receivables, current	(3,329)	(1,671)	(1,658)
Trade receivables, noncurrent	(498)	(33)	(465)
	(3,827)	(1,704)	(2,123)
Lease receivables, current	—	—	—
Lease receivables, noncurrent	—	—	—
	—	—	—

Note receivables, current	—	—	—
Note receivables, noncurrent	(5,169)	(5,169)	—
	(5,169)	(5,169)	—

Total current	(9,186)	(4,385)	(4,801)
Total noncurrent	(5,667)	(5,202)	(465)
Total	$(14,853)	$(9,587)	$(5,266)

The Company accrues interest, if applicable, on its receivables per the terms of the agreement. Interest is not accrued on delinquent accounts that the Company has determined and specifically identified as not collectible. The Company’s recorded investment in receivables on nonaccrual status, excluding trade accounts receivable with a contract term less than one year, is as follows:

Receivables on Nonaccrual

as of December 31, 2010

Total

Trade receivables	$1,704
Lease receivables	—
Notes receivables	5,169
Total	$6,873

Gaming is a highly regulated industry requiring customers to obtain a gaming operator’s license and verify with the applicable regulatory agency that they have the financial resources to operate a gaming establishment. Many of the Company’s customers, including new casinos that have opened in recent years, are owned by existing multi-property customers that have established a favorable payment history with the Company. Collection experience is the primary indicator management utilizes to monitor the credit quality of its receivables. The Company does not segregate its accounts and notes receivables by credit quality indicators. The Company monitors the credit quality of receivables based upon past due aging information and historic collection experience. Receivables are classified as past due if a scheduled payment is not received within terms. Past due accounts receivable are monitored closely to expedite payments and to record necessary allowances. The following summarizes the aging of past due receivables, excluding trade accounts receivable with a contract term less than one year:

	Age Analysis of Past Due Receivables as of December 31, 2010
	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due	Current	Total Receivable	Recorded Investment 90 Days and Accruing

Trade receivables	$9,219	$2,745	$4,254	$16,218	$65,697	$81,915	$—
Lease receivables	—	—	—	—	15,964	15,964	—
Notes receivables	371	362	719	1,452	19,473	20,925	—
Total	$9,590	$3,107	$4,973	$17,670	$101,134	$118,804	$—

The Company’s notes receivable are reviewed quarterly, at a minimum, for impairment. The customer’s solvency, collection experience, legal and regulatory environment and other financial information may indicate that the loan is impaired. As of December 31, 2010, the only Company loan that was impaired was to a customer in Alabama. In fiscal 2010, the legality of the charitable bingo market in Alabama was questioned and several operators in the region closed and the Company recognized an impairment charge on the notes receivable. No further interest is accrued once a loan is impaired. The Company’s only impaired loan as of December 31, 2010 was as follows:

	Impaired Loans as of December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Note Receivable	$—	$—	$—	$—	$—

With an allowance recorded:
Note Receivable	$5,169	$5,000	$(5,169)	$5,169	$169

Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market. Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overhead. Inventories consist of the following:

	December 31, 2010	June 30, 2010
	(in 000s)
Raw materials	$39,786	$34,221
Work-in-process	1,047	1,101
Finished goods	10,049	7,484
Total	$50,882	$42,806

Revenue recognition

The Company derives its revenues from the following:

•	Gaming Equipment	—	Sale of gaming devices and related equipment, parts and conversion kits;
•	Gaming Operations	—	Operation of linked progressive systems, video lottery and centrally determined systems and the rental of gaming devices and content; and
•	Systems	—	Sale and support of specialized systems-based software and hardware products and related recurring hardware and software maintenance revenue.

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

The probability of collection for gaming equipment sold under extended payment term arrangements is evaluated based on historic collection history for such arrangements, resulting in the recognition of revenue when all other revenue recognition criteria have been satisfied.

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

Revenue related to systems arrangements that contain both software and non-software deliverables require allocation of the arrangement fee to the separate deliverables using the relative selling price method. Revenue for software deliverables related to systems-based software continues to be recognized under the software revenue recognition guidance, while revenue for the non-software deliverables, such as gaming devices, which include software components that function together with the devices to deliver their essential functionality, and other hardware, are no longer accounted for under software revenue recognition guidance.

In allocating the arrangement fees to separate deliverables in accordance with the relative selling price method, the Company used VSOE of selling price and ESP for gaming devices, maintenance and product support fees for perpetual licenses and professional services; VSOE and ESP for system-based hardware products; and ESP for software products and maintenance and product support fees on time-based licenses. ESP is determined based upon the Company’s normal pricing and discounting practices. VSOE of selling price is measured based on the price for each deliverable when it is sold separately. VSOE of selling price for software maintenance and product support fees sold with perpetual licenses are measured by the contractual renewal rate offered to the customer.

Other recently adopted accounting pronouncements

In July 2010, the FASB issued new accounting guidance to address concerns about the credit quality of financing receivables and the related allowance for credit losses. The guidance is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. Disclosures will require information at disaggregated levels, including the nature of the credit risk and how it is analyzed in arriving at the allowance for credit losses, a roll-forward schedule of and reasons for changes in the allowance, credit quality indicators, and aging of past due accounts, the nature and extent of modifications, and significant purchase or sales. The Company adopted the new guidance as of December 31, 2010, except for the roll-forward schedule of changes in the allowance as the effective date for such information is for periods beginning after December 15, 2010, and certain disclosures about troubled debt restructurings which are not required until interim and annual periods after June 15, 2011.

Recently issued accounting pronouncements not yet adopted

In April 2010, the FASB issued new accounting guidance related to accruals for casino jackpot liabilities. Specifically, the guidance clarifies that an entity should not accrue jackpot liabilities, or portions thereof, before a jackpot is won if the entity can avoid paying the jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance applies to both base and progressive jackpots. The new guidance is effective for fiscal years beginning on or after December 15, 2010. The new guidance will be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. The Company expects to adopt the guidance in fiscal year 2012 and does not expect the guidance to have a significant impact on its consolidated results of operations, financial position and cash flows outside of the cumulative-effect adjustment to the opening retained earnings balance.

2.             EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities.

The computation of basic and diluted earnings per share applicable to the Company’s common stock is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
	(in 000s, except per share amounts)
Amounts attributable to Bally Technologies, Inc.:
Income from continuing operations, net of tax	$27,252	$32,044	$49,444	$61,201
Income from discontinued operations, net of tax	—	1,209	—	2,676
Loss on sale of discontinued operations, net of tax	—	—	(403)	—
Net income	$27,252	$33,253	$49,041	$63,877
After tax interest expense on convertible debt	—	—	—	14
Diluted earnings	$27,252	$33,253	$49,041	$63,891

Weighted average common shares outstanding	53,291	54,518	53,485	54,393
Dilutive effect of:
Stock options, Restricted Stock Units (“RSU”) and restricted stock	2,650	3,206	2,503	3,257
Warrants	2	26	2	24
Convertible debt (1)	—	—	—	44
Weighted average diluted shares outstanding	55,943	57,750	55,990	57,718

Basic earnings per share attributable to Bally Technologies, Inc.
Income from continuing operations	$0.51	$0.59	$0.93	$1.12
Income from discontinued operations	—	0.02	—	0.05
Loss on sale of discontinued operations	—	—	(0.01)	—
Basic earnings per share	$0.51	$0.61	$0.92	$1.17

Diluted earnings per share attributable to Bally Technologies, Inc.
Income from continuing operations	$0.49	$0.56	$0.89	$1.06
Income from discontinued operations	—	0.02	—	0.05
Loss on sale of discontinued operations	—	—	(0.01)	—
Diluted earnings per share	$0.49	$0.58	$0.88	$1.11

(1)         The Company has certain related party debt outstanding which was convertible into common stock at the Company’s discretion. The related party debt was paid in full in December 2009.

Certain securities were excluded from the diluted per share calculation because their inclusion would be anti-dilutive. Such securities consist of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
	(in 000s)
Stock options, RSU and restricted stock	644	394	654	323

3.             DISCONTINUED OPERATIONS

The Company owned and operated the Rainbow Casino, a dockside riverboat casino in Vicksburg, Mississippi, which was sold on June 8, 2010.

The following table summarizes income from discontinued operations for the three and six months ended December 31, 2009:

	Three Months Ended December 31,	Six Months Ended December 31,
	2009	2009
	(in 000s)
Revenues:
Casino operations	$8,500	$17,655
Costs and expenses:
Direct cost of casino operations	3,624	7,489
Selling, general and administrative	1,831	3,582
Depreciation and amortization	954	1,945
	6,409	13,016
Operating income	2,091	4,639

Other income (expense):
Interest income	2	5
Other, net	(13)	(25)

Income from discontinued operations before income taxes	2,080	4,619
Income tax expense	(650)	(1,440)
Income from discontinued operations	1,430	3,179
Less income attributable to noncontrolling interests	221	503

Income from discontinued operations attributable to Bally Technologies, Inc.	$1,209	$2,676

Per the terms of the sale agreement, the Company had certain post-closing adjustments during the six months ended December 31, 2010 which reduced its gain on the sale of the Rainbow Casino in fiscal 2010 by approximately $0.4 million, net of income taxes.

4.             GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

		December 31, 2010			June 30, 2010
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in 000s)
Computer software	3 - 9	$35,953	$(30,322)	$5,631	$35,652	$(28,395)	$7,257
License rights	3 - 5	4,339	(2,418)	1,921	3,624	(2,048)	1,576
Trademarks	5	2,203	(2,148)	55	2,203	(2,023)	180
Core technology	5 - 8	22,763	(12,226)	10,537	22,763	(10,346)	12,417
Contracts	10	14,591	(6,999)	7,592	10,836	(6,421)	4,415
Other intangibles	3 - 7	4,672	(1,001)	3,671	1,702	(999)	703
Total finite lived intangible assets		$84,521	$(55,114)	$29,407	$76,780	$(50,232)	$26,548
Trademark	indefinite	7,500	—	7,500	7,500	—	7,500
Total		$92,021	$(55,114)	$36,907	$84,280	$(50,232)	$34,048

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

Total amortization expense related to finite lived intangible assets was $2.5 million for both the three months ended December 31, 2010 and 2009, which included computer software amortization expense of $0.9 million and $1.1 million for the three months ended December 31, 2010 and 2009, respectively. Total amortization expense related to finite lived intangible assets was $5.1 million and $5.0 million for the six months ended December 31, 2010 and 2009, respectively, which included computer software amortization expense of $2.0 million and $2.3 million for the six months ended December 31, 2010 and 2009, respectively. Future amortization of finite lived intangible assets is scheduled as follows:

Year Ended June 30,	(in 000s)
2010 (remaining six months of fiscal year)	$6,234
2011	9,515
2012	8,378
2013	2,649
2014	646
Thereafter	1,985
Total	$29,407

All goodwill is associated with continuing operations. The changes in the carrying amount of goodwill for the six months ended December 31, 2010, are as follows:

(in 000s)
Balance at June 30, 2010	$161,153
Foreign currency translation adjustment	458
Balance at December 31, 2010	$161,611

No impairment charges for goodwill and intangible assets were necessary for the three and six months ended December 31, 2010 and 2009.

5.             LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,	June 30,
	2010	2010
	(in 000s)
Revolving credit facility	$19,880	$—
Term loan facility	153,750	173,750
Other, generally unsecured	154	43
Long-term debt	173,784	173,793
Less current maturities	(45,154)	(42,543)
Long-term debt, net of current maturities	$128,630	$131,250

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

During the six months ended December 31, 2010, we borrowed $19.9 million (EURO converted into U.S. dollars) under the revolving credit facility. As of December 31, 2010, there was approximately $130.1 million of undrawn availability under the revolving credit facility. Availability under the revolving credit facility is reduced to the extent of borrowings, net of repayments, and outstanding letters of credit.

The interest rate on the Credit Facility is subject to a leverage-based pricing grid. If the leverage ratio, as defined under the Credit Facility, is greater than 2.5, the interest rate will be LIBOR plus a margin of 3.25%; if the leverage ratio is between 2.0 and 2.5, the interest rate will be LIBOR plus a margin of 3.00%; if the leverage ratio is between 1.5 and 2.0, the interest rate will be LIBOR plus a margin of 2.75%; if the leverage ratio is between 1.0 and 1.5, the interest rate will be LIBOR plus a margin of 2.50%; and if the leverage ratio is below 1.0, the interest rate will be LIBOR plus a margin of 2.25%. As of December 31 and June 30, 2010, the Company’s leverage ratio was below 1.0.

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

The fair value of long-term debt is estimated by discounting expected cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of December 31, 2010 and June 30, 2010, the fair value of long-term debt approximated the carrying value.

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

A breach of any of the covenants or the inability to comply with the required financial ratios could result in a default under the Credit Facility. In the event of any such default, the lenders could elect to declare all borrowings outstanding under the Credit Facility, together with any accrued interest and other fees, to be due and payable. If the Company were unable to repay the indebtedness upon its acceleration, the lenders could proceed against the underlying collateral. The Company was in compliance with all of the Credit Facility covenants as of December 31, 2010.

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

The Company has documented and designated this interest rate swap as a cash flow hedge. Based on the assessment of effectiveness using statistical regression, the Company determined that the interest rate swap is effective. Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed each fiscal quarter using the hypothetical derivative method. As the interest rate swap qualifies as a cash flow hedge, the Company adjusts the cash flow hedge on a quarterly basis to its fair value with a corresponding offset to accumulated OCI. The interest rate swap has been and is expected to remain highly effective for the life of the hedge. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. Any ineffectiveness is reclassified from accumulated other comprehensive income to other income (expense). As of December 31, 2010, the Company had no ineffectiveness on its cash flow hedge. Amounts related to the swap expected to be reclassified from other comprehensive income to interest expense in the next twelve months total $2.0 million.

Additional information on the Company’s interest rate swap is as follows:

Interest Rate Swaps	Balance Sheet Location	Fair Value (in 000s)	Location of Offsetting Balance
Cash flow hedge—$153.8 million LIBOR based debt	Accrued and other liabilities	$2,660	Accumulated other comprehensive income (loss)

6.             SHARE-BASED COMPENSATION

Employee Stock Purchase Plan

The 2008 Employee Stock Purchase Plan (the “2008 ESPP Plan”) provides that eligible employees are able to contribute up to 10% of their eligible earnings towards the quarterly purchase of the Company’s common stock. The employee’s purchase price is equal to 85% of the fair market value. During the six months ended December 31, 2010 and 2009, employees purchased 32,470 shares and 24,935 shares of common stock for approximately $1.0 million and $0.9 million, respectively, under the 2008 ESPP Plan.

Share-Based Award Plans

Stock option activity as of and for the six months ended December 31, 2010 is summarized below:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)	(per share)	(years)	(in 000s)
Balance outstanding as of June 30, 2010	5,061	$21.14		$61,186
Granted	143	32.42
Exercised	(176)	17.77
Forfeited or expired	(41)	33.04
Balance outstanding as of December 31, 2010	4,987	$21.48	4.12	$103,639
Exercisable as of December 31, 2010	4,123	$19.07	3.83	$95,537

Restricted stock and RSU activity as of and for the six months ended December 31, 2010 is summarized below:

	Restricted Stock	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
	(in 000s)	(per share)	(in 000s)	(per share)
Balance outstanding as of June 30, 2010	329	$35.66	642	$18.27
Granted	14	31.18	97	41.07
Released	(60)	30.10	(67)	23.04
Forfeited or expired	(19)	37.00	—	—
Balance outstanding as of December 31, 2010	264	$36.58	672	$21.07
Vested as of December 31, 2010			534	$16.04

Share-Based Compensation

The following table presents share-based compensation expense and related effect of the income tax benefit included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
	(in 000s)
Selling, general and administrative	$2,475	$2,820	$4,882	$5,410
Research and development costs	841	777	1,677	1,596
Cost of gaming equipment and systems and gaming operations	46	37	87	76
Share-based compensation expense before tax	3,362	3,634	6,646	7,082
Income tax benefit	1,177	1,272	2,326	2,479
Net share-based compensation expense	$2,185	$2,362	$4,320	$4,603

Share-based compensation expense from discontinued operations before income tax was $49,000 for the six months ended December 31, 2009.

As of December 31, 2010, there was $10.4 million of total unrecognized compensation expense related to the unvested portion of stock options which will be recognized over the subsequent 1.84 years. In addition, as of December 31, 2010, there was $10.1 million of total unrecognized compensation expense related to the unvested portion of restricted stock and RSUs which will be recognized over the subsequent 1.48 years.

7.             STOCKHOLDERS’ EQUITY, WARRANTS AND RIGHTS

Warrants

The Company previously issued 100,000 stock purchase warrants in connection with a prior acquisition. The strike price of the warrant is $24.69 with a term of seven years. During the six months ended December 31, 2009, 36,710 stock purchase warrants were exercised for the first time and converted into 14,290 shares of the Company’s common stock. The exercises were cashless and net shares were issued for the difference between the strike price of the warrant and the market value of the Company’s common stock upon exercise. No stock purchase warrants were exercised during the six months ended December 31, 2010.

Share Repurchase Plan

The Company’s Board of Directors have approved a variety of share repurchase plans under which, subject to price and market conditions, purchases of shares can be made from time to time in the open market or in privately negotiated transactions using available cash.

During the six months ended December 31, 2010 and 2009, the Company repurchased 1,146,185 shares and 793,869 shares of common stock for $40.6 million and $31.1 million, respectively, under the share repurchase plan. As of December 31, 2010, $62.4 million was available to be repurchased under the share repurchase plan in future periods.

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

8.             INCOME TAXES

The provision for income taxes for interim periods is based on the current estimate of the annual effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and is adjusted as necessary for quarterly events. The effective income tax rate was approximately 19.5% and 33.7% for the three months ended December 31, 2010 and 2009, respectively, and 27.5% and 34.5% for the six months ended December 31, 2010 and 2009, respectively. The decrease in the effective income tax rate is primarily attributable to discrete items related to the IRS settlement discussed below, the reinstatement of the federal research and development tax credit and deferred tax expense on the repatriation of earnings from our India subsidiary.

The Internal Revenue Service (“IRS”) commenced examination of the Company’s United States federal income tax returns for 2003 through 2005 in the fourth quarter of 2006. Throughout the examination, the IRS has proposed, and management has agreed to, certain adjustments related to the open tax years that have been recorded in the income tax provision. In January 2009, the IRS completed its field examination of the open tax years and issued a Revenue Agent’s Report. Also in January 2009, the Company paid $3.4 million in tax and $1.2 million in interest to the IRS to settle certain agreed adjustments. The Company filed a formal protest regarding certain unagreed adjustments and the case was assigned to the IRS Las Vegas Appeals Office in July 2009. In June 2010, the Company agreed to settle all remaining issues with the IRS. Formal closure of the case occurred in October 2010 and the Company has received a refund from the IRS of $2.3 million, including $0.6 million in interest.

In the current quarter, the Company was notified by the IRS that they will be examining the United States federal income tax returns for 2007 through 2009.

Changes to the balance of uncertain tax positions are as follows:

December 31, 2010
Balance, beginning of year	$11,637
Additions based on tax provisions related to current year	463
Additions for tax positions of prior years	2,517
Reductions for tax positions of prior years	(6,584)
Settlements	—
Lapse of statute of limitations	(484)
Foreign currency translation adjustment	25
Balance, December 31, 2010	$7,574

As of December 31, 2010, the Company has $7.6 million related to uncertain tax positions, excluding related accrued interest and penalties, $7.5 million of which, if recognized, would impact the effective tax rate. As of December 31, 2010, the Company has $1.1 million accrued for the payment of interest and penalties.

The Company does not believe total uncertain tax positions will change significantly during the next twelve months.

The Company files numerous consolidated and separate income tax returns in the United States and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States federal income tax examinations for years before fiscal 2006 and is no longer subject to state and local, or foreign income tax examinations for years before 2003.

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

On October 16, 2010, WMS Gaming Inc. (“WMS”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Northern Illinois. The complaint asserts that several of the Company’s products using iReel displays, including Cash Spin, Dragon Dynasty, Twin Tigers, and Sky Spirits, infringe two WMS patents, and seeks injunctive relief and unspecified damages. As part of its response, the Company has asserted counterclaims against WMS’s Lord of the Rings and Star Trek games, for violation of the Company’s patents. The Company is seeking damages and other relief against WMS, including claims that the WMS patents are invalid, unenforceable, and not infringed. It is anticipated trial will be set for early 2012.

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

On December 7, 2004, International Game Technology (“IGT”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Nevada. The complaint asserted that the Company’s wheel-based games, such as Monte, Carlo Lucky Wheel™ and Cash For Life™, its games with a reel in the top box, such as Bonus Frenzy™, and its iVIEW products infringed on patents held by IGT, and sought injunctive relief and damages in unspecified amounts. As part of the defense, the Company asserted counterclaims seeking damages and other relief against IGT, including claims that IGT’s patents were invalid, unenforceable and not infringed, as well as several claims that IGT engaged in anti-competitive conduct in violation of state and federal antitrust laws. In October 2008, the court granted the Company’s motions for summary judgment, ruling that IGT’s two “wheel” patents and a touch-screen  player-tracking patent were invalid; that even if the patents were valid, the Company’s wheel-based games at issue would not infringe; and that certain of its iVIEW products do not infringe the two asserted player-tracking patents. The summary judgment determinations were upheld by the Federal Circuit Court of Appeals. The District Court then granted summary judgment in favor of IGT on the remaining portion of the case regarding IGT’s alleged inequitable conduct before the U.S. Patent and Trademark and in favor of Bally on IGT’s remaining claim that Bally infringed an IGT player tracking patent. Appeals of these summary judgment decisions have been filed.

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

The following is a summary of revenues and gross margin:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
	(in 000s)
Revenues:
Gaming Equipment and Systems
Gaming Equipment	$59,135	$78,791	$110,173	$140,794
Gaming Operations	77,087	68,578	156,307	139,887
Systems	46,504	57,604	87,054	111,622
Total revenues	$182,726	$204,973	$353,534	$392,303

Gross Margin(1):
Gaming Equipment and Systems
Gaming Equipment	$29,014	$41,418	$53,940	$70,912
Gaming Operations	54,395	47,680	111,393	99,898
Systems	33,595	41,174	63,300	77,329
Total gross margin	$117,004	$130,272	$228,633	$248,139

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

The Company has operations based primarily in the United States as well as significant sales and distribution offices based in Europe, and other foreign locations, including South America. The table below presents information as to the Company’s revenues and operating income by geographic region which is determined by country of destination:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
	(in 000s)
Revenues:
United States and Canada	$148,778	$165,200	$294,490	$317,051
International	33,948	39,773	59,044	75,252
Total revenues	$182,726	$204,973	$353,534	$392,303

Operating income:
United States and Canada	$30,462	$41,602	$62,087	$80,432
International	5,253	10,679	7,632	20,216
Total operating income	$35,715	$52,281	$69,719	$100,648

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin this section with a summary of our key operating business divisions and our results as of and for the three and six month periods ended December 31, 2010. The overview is followed by a detailed analysis of our results of operations and our financial condition and liquidity as of and for the three and six months ended December 31, 2010 and 2009. References to “we,” “our,” “us,” or the “Company” refer to Bally Technologies, Inc. and its subsidiaries.

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

Although we believe the expectations reflected in any forward looking statements are reasonable, readers are cautioned that forward looking statements involve known and unknown risks and uncertainties, are not guarantees of future performance and that actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied by such forward looking statements. These differences can arise as a result of the risks described in Item 1A, Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (the “2010 10-K”), as well as other factors such as the impact of competition, the impact of any prolonged downturn in the economy or the financial markets, our ability to service debt, product development, foreign operations, dependence on key personnel, the ability to integrate future acquisitions, regulation by gaming authorities, the outcome of pending litigation matters, gaming taxes, market risks and the potential adverse effects to our financial condition, results of operations or prospects.

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

Our operating results for the six months ended December 31, 2010 reflect the continued tough economic conditions currently facing the gaming industry, which has resulted in a prolonged slow domestic replacement cycle, combined with lower  system revenues resulting from the timing of implementations and longer than expected customer decision making cycles. The Company expects systems revenues to increase in the second half of fiscal 2011.

Game sales revenues were $59.2 million and $78.8 million for the three months ended December 31, 2010 and 2009, respectively, and $110.2 million and $140.8 million for the six months ended December 31, 2010 and 2009, respectively. The decrease in revenue reflects the lower number of new casino openings and expansions in fiscal 2011 combined with a slow domestic replacement cycle. During the three months ended December 31, 2010 and 2009, we sold 2,305 and 3,342 new gaming devices in the United States and Canada, respectively, of which 1,800 and 2,253 were replacement units, respectively. During the six months ended December 31, 2010 and 2009, we sold 4,305 and 5,760 new gaming devices in the United States and Canada, respectively, of which 3,563 and 4,482 were replacement units, respectively. The domestic replacement cycle for gaming machines continues to be slow, but we are cautiously optimistic that gaming operators’ gaming machine spending will begin to improve in late calendar 2011. In calendar 2010, we released our new Pro Series cabinets with ALPHA 2 technology which are state of the art for the industry with regards to ergonomics, processing power, display technology, input device, operating system, sound and serviceability. This new platform allowed us to develop new, more compelling games and also facilitates our game download solution for customers. The majority of our Pro Series cabinets features our latest innovation, iDeck™, an LCD (liquid crystal display) touch screen that replaces the traditional button panel and OLED’s (Organic light-emitting diodes). iDeck™ is the first of its kind multi-touch fully programmable and downloadable button panel which offers opportunity to add more interaction to the game-play experience with mystery bonus events, virtual shooting galleries and skill-based bonus games.

Systems revenues were $46.4 million and $57.6 million for the three months ended December 31, 2010 and 2009, respectively, and $87.0 million and $111.6 million for the six months ended December 31, 2010 and 2009, respectively. Systems revenues were negatively impacted by the timing of certain customer decisions regarding system purchases which has impacted the closing of deals and implementation timelines during early fiscal 2011. Maintenance revenue increased 9% and 13% in the three and six months ended December 31, 2010 and 2009, respectively, when compared to the comparable prior year periods as a result of an increasing install base of customers utilizing our systems.

Despite the prolonged, challenging economic conditions and the absence of revenue from the charitable bingo market in Alabama, gaming operations revenues continued to increase at $77.1 million from $68.6 million during the three months ended December 31, 2010 and 2009, respectively, and $156.3 million from $139.9 million in the six months ended December 31, 2010 and 2009, respectively. Gaming Operations revenues were stronger period over period due primarily to the continued performance of existing and new premium game titles which increased rental, participation and license revenue. Fiscal 2011 results benefitted from our growing product offerings and innovations, such as U-Spin, our first in a series of play mechanics utilizing gesture control, and the continued success of our Cash Spin game, Digital Tower Series platforms and Hot Shot family of games. We have also introduced the first dual wheel game with our Vegas Hits™ product in addition to the release of Cash Wizard, our first Alpha 2 premium game with a spinning wheel bonus. In the third quarter of fiscal 2011, we plan to release our first Hammer Head products to our wide-area progressive game lineup and will also introduce a follow-up to Cash Spin called Hot Pick where the player can choose the symbol and thereby the frequency of the wheel feature. In April, we plan to introduce our Betty Boop Love Meter wide-area progressive game. We continue to focus our efforts on the introduction of new and innovative games and cabinets both for our spinning-reel and video platforms.

International revenues were $33.9 million and $39.8 million for the three months ended December 31, 2010 and 2009, respectively, and $59.0 million and $75.3 million for the six months ended December 31, 2010 and 2009, respectively. International revenues decreased in the three months ended December 31, 2010, when compared to the same period last year, due primarily to a decrease in sales at multiple new properties that opened in fiscal 2010 in Macau. International revenues decreased in the six months ended December 31, 2010, when compared to the same period last year, due primarily to decreases in sales at multiple new properties that opened in fiscal 2010 in Macau, as well as a decrease in sales in Europe and Mexico. These decreases in revenue were offset by increases in South America during the same periods. We continue to focus on international expansion opportunities and expect to obtain regulatory approval to begin selling our games in Australia in the third quarter of fiscal 2011. In addition, we are testing with the Italian regulatory authorities and are hopeful that we will be approved in the fourth quarter of fiscal 2011.

Several potential gaming market developments have been fueled by the economic downturn that we believe will benefit us in the long term. Domestically, we are focused on planned new jurisdictional opportunities in Ohio, Illinois, Kansas, Iowa, Maryland, Florida, New York and California, and the potential for new markets including Massachusetts, Maine, Texas and North Carolina. The breadth and timing of such opportunities remains uncertain due to the legislative process in these jurisdictions, as well as the difficult credit environment facing certain of our customers and the risk of the gaming industry impact of continued economic uncertainty. We are also engaged in expanding our position in Mexico as it moves to Class III gaming and, in the future, we also expect to expand our presence in the new Italian VLT market, Australia and potentially Eastern Europe, Africa and Greece. Further, as we continue to grow and gain market share in Asia, opportunities are anticipated to arise in that region which would enable us to further expand internationally.

Net cash provided by operating activities from continuing operations was $29.0 million and $44.9 million for the six months ended December 31, 2010 and 2009, respectively. Cash flows provided by operating activities from continuing operations in the current period were negatively impacted primarily by a reduction in net income, when compared to the same period last year.

In the six months ended December 31, 2010, we made payments on our term loan of $20.0 million, loaned $9.9 million under a financing arrangement with a new customer in Italy, borrowed $19.9 million under our revolving line of credit, and purchased 1.1 million shares of our common stock for $40.6 million under our share repurchase plan.

Current and long-term accounts and notes receivable increased $2.7 million and $8.3 million, respectively, during the six months ended December 31, 2010. Long-term accounts and notes receivable increased due primarily to an increase in loans to finance gaming opportunities to a customer in Italy during the current period. In addition, our days sales outstanding (“DSO’s”) increased to 115 days from 99 days at June 30, 2010 due primarily to an increase in extended payment terms over the last twelve months coupled with a decrease in revenue during the same period.

Management continuously monitors and reviews its SG&A expenses in comparison to revenues. SG&A expenses increased to $55.2 million and $106.8 million during the three and six months ended December 31, 2010 from $53.7 million and $98.9 million, respectively, in the same periods last year. SG&A expenses increased as a percentage of revenue at 30% during both the three and six months ended December 31, 2010, when compared to 26% and 25% during the three and six months ended December 31, 2009, respectively. The increase in SG&A expense as a percentage of revenue during fiscal 2011, when compared to fiscal 2010, was partially due to the decrease in revenue during the same period given the majority of the Company’s SG&A expenditures are fixed. For the three and six months ended December 31, 2010, when compared to the same periods last year, SG&A expenditures increased primarily for advertising and promotions, legal fees, and travel and entertainment, which were offset by decreases in outside services and temporary labor during the same periods. The increase in SG&A expenditures for legal fees and travel and entertainment reflect our investment in potential new markets.

Results of Operations

The summary financial results and operating statistics are as follows:

	Three Months Ended December 31,				Six Months Ended December 31,
	2010	%	2009	%	2010	%	2009	%
	(dollars in millions)
Revenues:
Gaming Equipment	$59.2	33%	$78.8	38%	$110.2	31%	$140.8	36%
Gaming Operations	77.1	42%	68.6	34%	156.3	44%	139.9	36%
Systems	46.4	25%	57.6	28%	87.0	25%	111.6	28%
Total revenues	$182.7	100%	$205.0	100%	$353.5	100%	$392.3	100%

Gross Margin:
Gaming Equipment(1)	$29.0	49%	$41.4	53%	$53.9	49%	$70.9	50%
Gaming Operations	54.4	71%	47.7	70%	111.4	71%	99.9	71%
Systems(1)	33.6	72%	41.1	72%	63.3	73%	77.3	69%
Total gross margin	$117.0	64%	$130.2	64%	$228.6	65%	$248.1	63%

Selling, general and administrative	$55.2	30%	$53.7	26%	$106.8	30%	$98.9	25%
Research and development costs	21.3	12%	19.5	10%	42.7	12%	39.0	10%
Depreciation and amortization	4.8	3%	4.7	2%	9.4	3%	9.5	2%
Operating income	$35.7	20%	$52.3	26%	$69.7	20%	$100.7	26%
Income from continuing operations	$27.2	15%	$32.2	16%	$48.9	14%	$61.8	16%

(1)         Gross Margin from Gaming Equipment and Systems excludes amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Operating Statistics
New gaming devices	3,468	4,997	6,291	8,933
New unit Average Selling Price (“ASP”)	$15,244	$14,289	$15,442	$14,213

End of period installed base:
Gaming monitoring units installed base			392,000	365,000
Systems managed cashless games			327,000	313,000

Wide-area progressive			915	957
Local-area progressive			22	24
Total linked progressive systems			937	981

Rental and daily-fee games			13,352	12,448
Lottery systems			8,125	7,809
Centrally determined systems			50,609	49,874

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

Total revenues decreased $22.3 million, or 11%, in the three months ended December 31, 2010, when compared to the same period last year, as a result of the following:

Gaming Equipment Revenue. Gaming Equipment revenue decreased $19.6 million, or 25%, to approximately $59.2 million primarily as a result of a 31% decrease in new gaming device sales to 3,468 units in the three months ended December 31, 2010, when compared to 4,997 units in the same period last year. New gaming device sales decreased due to a challenging economy and a continued sluggish North America replacement market and fewer new casino openings and expansions during this period as compared to the same period last year. ASP of new gaming devices increased 7% to $15,244 in the three months ended December 31, 2010 when compared to $14,289 in the same period last year primarily as a result of the mix of products sold including sales of the new Pro Series cabinets with Alpha 2 technology in the current quarter.

Gaming Equipment Gross Margin. Gaming Equipment gross margin decreased to 49% in the three months ended December 31, 2010 from 53% in the same period last year due primarily to increased costs for the initial production runs of our new Pro Series cabinets, which was offset by an increase in overall production volume.

Gaming Operations Revenue. Gaming Operations revenue increased $8.5 million, or 12%, to approximately $77.1 million in the three months ended December 31, 2010, when compared to the same period last year, primarily as a result of an increase in participation, rental and license revenue and the placements of higher yield premium products, including Cash Spin, the introduction of Vegas Hits, as well as the continued success of our Digital Tower Series and Hot Shot family of games, during the same period. The improvement in participation, rental and license revenue was primarily due to increases in our end of period installed base of games, that included a 7% increase in the installed games base of rental and daily fee games from 12,448 games as of December 31, 2009 to 13,352 games as of December 31, 2010.

Gaming Operations Gross Margin. Gross margin increased to 71% in the three months ended December 31, 2010 from 70%, in the same period last year, primarily as a result of a decrease in depreciation expense by $0.7 million with certain assets fully depreciating during the current period.

Systems Revenue. Systems revenue decreased $11.2 million, or 19%, to approximately $46.4 million in the three months ended December 31, 2010 when compared to the same period last year, due primarily to the timing of certain customer decisions regarding system purchases which has impacted the closing of deals and implementation timelines. In addition, there were two large system installations in Macau during the three months ended December 31, 2009. Maintenance revenue increased $1.3 million in the three months ended December 31, 2010, when compared to the same period last year, as a result of the increased install base of customers utilizing our systems.

Systems Gross Margin. Systems gross margin was consistent at 72% in both the three months ended December 31, 2010 and 2009.

Selling, General and Administrative Expenses. SG&A expenses increased $1.5 million, or 3%, in the three months ended December 31, 2010, when compared to the same period last year, due primarily to increases in advertising and promotion and travel and entertainment expense. Advertising and promotion expense increased due primarily to trade show expenses and promotions for new products during the period. Travel and entertainment expense increased primarily due to sales and systems travel primarily for trade shows and the addition of new international locations.

Research and Development Costs. R&D costs increased $1.8 million, or 9%, in the three months ended December 31, 2010, when compared to the same period last year, due primarily to an increase in employees and an increase in hardware development costs. The increased costs are attributable to our continued focus on our technology assets due to the competitive landscape that requires a continual investment in future generations of gaming products and systems.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased slightly by $0.1 million, or 2%, in the three months ended December 31, 2010, when compared to same period last year.

Six Months Ended December 31, 2010 Compared to Six Months Ended December 31, 2009

Total revenues decreased $38.8 million, or 10%, in the six months ended December 31, 2010, when compared to the same period last year, as a result of the following:

Gaming Equipment Revenue. Gaming Equipment revenue decreased $30.6 million, or 22%, to approximately $110.2 million primarily as a result of a 30% decrease in new gaming device sales to 6,291 units in the six months ended December 31, 2010, when compared to 8,933 units in the same period last year, which was offset by an increase in ASP during the same period. New gaming device sales decreased due to a challenging economy and a continued sluggish North America replacement market and fewer new casino openings and expansions during this period as compared to the same period last year. Further, during the six months ended December 31, 2010, trade-in allowances and customer incentives increased $1.5 million, when compared to the same period last year. ASP of new gaming devices increased 9% to $15,442 in the six months ended December 31, 2010 when compared to $14,213 in the same period last year primarily as a result of the mix of products sold including the sales of new Pro Series cabinets with Alpha 2 technology in the current fiscal year.

Gaming Equipment Gross Margin. Gaming Equipment gross margin decreased to 49% in the six months ended December 31, 2010 from 50% in the same period last year due primarily to increased costs for the initial production runs of our new Pro Series cabinets, which was offset by an increase in overall production volume.

Gaming Operations Revenue. Gaming Operations revenue increased $16.4 million, or 12%, to approximately $156.3 million in the six months ended December 31, 2010, when compared to the same period last year, primarily as a result of an increase in participation and rental revenue and the placements of higher yield premium products, including Cash Spin, the introduction of Vegas Hits, as well as the continued success of our Digital Tower Series and Hot Shot family of games, during the same period. The improvement in participation and rental revenue was primarily due to increases in our end of period installed base of games, that included a 7% increase in the installed games base of rental and daily fee games from 12,448 games as of December 31, 2009 to 13,352 games as of December 31, 2010.

Gaming Operations Gross Margin. Gross margin was consistent at 71% in both the six months ended December 31, 2010 and 2009.

Systems Revenue. Systems revenue decreased $24.6 million, or 22%, to approximately $87.0 million in the six months ended December 31, 2010 when compared to the same period last year, due primarily to the timing of certain customer decisions regarding system purchases which has impacted the closing of deals and implementation timelines. In addition, there were several large system installations in Macau during the six months ended December 31, 2009. Maintenance revenue increased $3.7 million in the six months ended December 31, 2010, when compared to the same period last year, as a result of the increased install base of customers utilizing our systems.

Systems Gross Margin. Systems gross margin increased to 73% in the six months ended December 31, 2010 from 69%, in the same period last year, primarily as a result of a change in the mix of products sold in the comparative periods coupled with an increase in maintenance revenue during the same period.

Selling, General and Administrative Expenses. SG&A expenses increased $7.9 million, or 8%, in the six months ended December 31, 2010, when compared to the same period last year, due primarily to increases in payroll and related expenses, advertising and promotions, legal fees, travel and entertainment expense and bad debt expense. Payroll and related expenses increased due primarily to increases in salaries primarily in international locations including India, Macau and Australia. Advertising and promotion expense increased due primarily to higher trade show expenditures and promotions for new products during the period. Legal fees increased primarily due to fees related to our entrance into new international markets. In addition, during the six months ended December 31, 2010, when compared to the same period last year, we received $0.9 million less in refunds for fees related to previous legal matters. Travel and entertainment expense increased primarily due to sales and systems travel primarily for trade shows and the addition of new international locations. Bad debt expense increased due primarily to increases in accounts and leases receivable during the same period. Bad debt as a percentage of revenue continues to remain under 1%.

Research and Development Costs. R&D costs increased $3.7 million, or 9%, in the six months ended December 31, 2010, when compared to the same period last year, due primarily to an increase in employees and an increase in hardware development costs. The increased costs are attributable to our continued focus on our technology assets due to the competitive landscape that requires a continual investment in future generations of gaming products and systems.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased slightly by $0.1 million, or 1%, in the six months ended December 31, 2010, when compared to same period last year.

Other Income (Expense), Income Tax Expense and Net Income Attributable to Noncontrolling Interests

Other income (expense) and income tax expense from continuing operations and net income attributable to noncontrolling interests was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
	(dollars in millions)
Other income (expense)
Interest income	$1.2	$0.6	$2.3	$1.3
Interest expense	(3.0)	(3.2)	(6.0)	(6.5)
Other, net	(0.3)	(1.1)	1.5	(1.0)
Total other expense	$(2.1)	$(3.7)	$(2.2)	$(6.2)

Income tax expense	$(6.3)	$(16.4)	$(18.6)	$(32.7)
Net loss (income) attributable to noncontrolling interests	$—	$(0.4)	$0.5	$(1.1)

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

Other Income (Expense). Other expense decreased $1.6 million in the three months ended December 31, 2010, when compared to the same period last year, due primarily to a decrease in losses on foreign currency translations as a result of the weakening of the U.S. dollar during the same period. Interest expense decreased $0.3 million due primarily to a reduction in the principal balance on the term loan and the interest rate period over period. The interest rate on the term loan decreased to 4.14% at December 31, 2010 from 4.64% at December 31, 2009. Interest income increased $0.5 million in the three months ended December 31, 2010, when compared to the same period last year, due primarily to interest income on accounts and notes receivable outstanding.

Income Tax Expense. Income tax expense decreased during the three months ended December 31, 2010, when compared to the same period last year, due primarily to discrete items related to an IRS settlement, other changes in our uncertain tax positions, the reinstatement of the research and development tax credit and deferred tax expense on the repatriation of earnings from our India subsidiary. See Note 8 to the unaudited condensed consolidated financial statements, Income Taxes. The effective income tax rate for continuing operations for the three months ended December 31, 2010 and 2009 was 19.5% and 33.7%, respectively.

Net income (loss) attributable to noncontrolling interests. In the three months ended December 31, 2010, the reduction in net income attributable to noncontrolling interests was primarily due to the sale of Rainbow Casino during fiscal 2010. See Note 3 to the unaudited condensed consolidated financial statements, Discontinued Operations.

Six Months Ended December 31, 2010 Compared to Six Months Ended December 31, 2009

Other Income (Expense). Other expense decreased $4.0 million in the six months ended December 31, 2010, when compared to the same period last year, due primarily to a decrease in losses on foreign currency translations as a result of the weakening of the U.S. dollar during the same period. Interest expense decreased $0.5 million due primarily to a reduction in the principal balance on the term loan and the interest rate period over period. Interest income increased $1.0 million in the six months ended December 31, 2010, when compared to the same period last year, due primarily to interest income on accounts and notes receivable outstanding.

Income Tax Expense. Income tax expense decreased during the six months ended December 31, 2010, when compared to the same period last year, due primarily to certain changes in our uncertain tax positions primarily resulting from settlement of the IRS examination of our 2003 to 2005 income tax returns, the reinstatement of the research and development tax credit and deferred tax expense on the repatriation of earnings from our India subsidiary. See Note 8 to the unaudited condensed consolidated financial statements, Income Taxes. The effective income tax rate for continuing operations for the six months ended December 31, 2010 and 2009 was 27.5% and 34.5%, respectively.

Net income (loss) attributable to noncontrolling interests. In the six months ended December 31, 2010, net loss attributable to noncontrolling interests was due to higher jackpot expense during the period. In the six months ended December 31, 2009, net income attributable to noncontrolling interests was due to earnings from unconsolidated subsidiaries, including the Rainbow Casino. See Note 3 to the unaudited condensed consolidated financial statements, Discontinued Operations.

Discontinued Operations

On April 5, 2010, we entered into a definitive purchase agreement to sell the Rainbow Casino. Under the terms of the agreement, we received approximately $80.0 million in an all-cash transaction. The sale closed on June 8, 2010. We recognized a gain on the sale of Rainbow of approximately $22.1 million (net of approximately $12.2 million in income taxes) in the fourth quarter of fiscal 2010. Per the terms of the sale agreement, we incurred certain post-closing adjustments during fiscal 2011 which reduced our gain on the sale by approximately $0.4 million (net of approximately $0.2 million income taxes).

The results of operations of the Rainbow Casino for the three and six months ended December 31, 2009 were classified as discontinued operations because we do not expect to continue to receive significant cash flows from the Rainbow Casino after the sale. Rainbow’s revenues, reported in discontinued operations for the three and six months ended December 31, 2009, were $8.5 million and $17.7 million, respectively, and income from discontinued operations, net of income taxes, was $1.4 million and $3.2 million, respectively. See Note 3 to the unaudited condensed consolidated financial statements, Discontinued Operations

Financial Condition and Liquidity

Working Capital

	December 31,	June 30,	Increase (decrease)
	2010	2010	Amount	%
	(in 000s)
Cash and cash equivalents	$119,575	$145,089	$(25,514)	(18)%

Total long-term debt, including current maturities	$173,784	$173,793	$(9)	—%

Total current assets	$467,396	$476,409	$(9,013)	(2)%
Total current liabilities	167,406	174,553	(7,147)	(4)%
Net working capital	$299,990	$301,856	$(1,866)	(1)%

As of December 31, 2010 and June 30, 2010, we had $119.6 million and $145.1 million, respectively, in consolidated cash and cash equivalents.

Pursuant to various state gaming regulations, certain cash accounts are maintained to ensure availability of funds to pay wide-area progressive jackpot awards in installments rather than in one lump-sum. At December 31, 2010 and June 30, 2010, these accounts had an aggregate value of approximately $8.2 million and $8.3 million, respectively, which are classified as restricted cash in our unaudited condensed consolidated balance sheets. In addition, we purchase U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive winnings in annual or weekly installment payments. These securities are included in restricted long-term investments in the accompanying unaudited condensed consolidated balance sheets, and totaled $11.8 million and $13.1 million as of December 31, 2010 and June 30, 2010, respectively.

Our net working capital decreased $1.9 million in the six months ended December 31, 2010, when compared to June 30, 2010, and was primarily affected by a $25.5 million decrease in cash and cash equivalents due primarily to the purchase of 1.1 million shares of common stock for approximately $40.6 million and by the following components:

•                 An increase of $8.1 million in inventories due primarily to the purchase of raw materials which increased in part due to acquisition of raw materials related to the new Pro Series cabinets and the build-up of inventory in certain international locations;

•                 A decrease of $4.4 million in deferred revenue coupled with a decrease of $1.7 million in deferred cost of revenue due to the recognition of previously deferred sales and related costs in accordance with our revenue recognition policy;

•                 A decrease of $5.1 million in income tax payable due to payments during the period; and

•                 An increase of $2.6 million in current maturities of long-term debt due primarily to the increase in quarterly principal payments from $8.75 million to $11.25 million beginning in December 2010.

Current and long-term accounts and notes receivable increased $2.7 million and $8.3 million, respectively, during the six months ended December 31, 2010. Long-term accounts and notes receivable increased due primarily to an increase in loans to finance gaming opportunities to a customer in Italy during the current period. In addition, our DSO’s increased to 115 days from 99 days at June 30, 2010 due primarily to an increase in extended payment terms over the last twelve months coupled with a decrease in revenue during the same period.

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

During the six months ended December 31, 2010, we borrowed $19.9 million (EURO converted into U.S. dollars) under our revolving credit facility. As of December 31, 2010, there was approximately $130.1 million of undrawn availability under the revolving credit facility. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit.

The interest rate on the Credit Facility is subject to a leverage based pricing grid. If the leverage ratio, as defined under the Credit Facility, is greater than 2.5, the interest rate will be LIBOR plus a margin of 3.25%; if the leverage ratio is between 2.0 and 2.5, the interest rate will be LIBOR plus a margin of 3.00%; if the leverage ratio is between 1.5 and 2.0, the interest rate will be LIBOR plus a margin of 2.75%; if the leverage ratio is between 1.0 and 1.5, the interest rate will be LIBOR plus a margin of 2.50%; and if the leverage ratio is below 1.0, the interest rate will be LIBOR plus a margin of 2.25%. As of December 31 and June 30, 2010, our leverage ratio was below 1.0.

We entered into a floating-to-fixed interest rate swap to fix the floating LIBOR based debt under the term loan to fixed rate debt at an interest rate of 1.89% plus an applicable margin (2.25% as of December 31, 2010) for the remaining term.

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

The fair value of long-term debt is estimated by discounting expected cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of December 31, 2010 and June 30, 2010, the fair value of long-term debt approximated the carrying value.

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

We were in compliance with all covenants under the Credit Facility as of December 31, 2010.

Management believes that cash flows from current operating activities will provide us with sufficient capital resources and liquidity to operate our business for at least the next 12 months.

At December 31, 2010, we had no material commitments for capital expenditures.

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

Cash flows provided by continuing operating activities were $29.0 million in the six months ended December 31, 2010 as compared to $44.9 million in the same period last year, a $15.9 million decrease. Cash flows from operating activities of continuing operations for the six months ended December 31, 2010 were negatively impacted primarily by a reduction in net income, when compared tot he same period last year. Cash flows used in discontinued operating activities in the six months ended December 31, 2010 were $0.4 million, while cash flows provided by discontinued operating activities were $5.5 million in the six months ended December 31, 2009.

Cash utilized for investing activities from continuing operations is primarily for capital expenditures related to furniture, fixtures, office and gaming equipment and improvements in leaseholds, financing arrangements with customers and investments in technology and other long-term assets. During the six months ended December 31, 2010 and 2009, we made capital expenditures of $5.2 million and $6.0 million, respectively. During the six months ended December 31, 2010 and 2009, we provided $9.9 million and $15.8 million, respectively, in loans to finance gaming opportunities to separate customers. Cash utilized for investing activities from discontinued operations was $0.5 million during the six months ended December 31, 2009 and was primarily for purchases of property, plant and equipment.

Cash utilized for financing activities from continuing operations is primarily for the payment of principal on our debt and the purchase of shares of our common stock. We made payments of $20.0 million on our notes payable and purchased 1.1 million shares of our common stock for $40.6 million under our share repurchase plan during the six months ended December 31, 2010.

Cash provided by financing activities is primarily from proceeds from the exercise of stock options and purchases of stock under our 2008 Employee Stock Purchase Plan, borrowings under our revolving credit facility, and excess tax benefits of stock option exercises. During the six months ended December 31, 2010, employees exercised options for 175,862 shares of common stock for $3.1 million and purchased 32,470 shares of common stock for $1.0 million under our 2008 Employee Stock Purchase Plan. In addition, we borrowed $19.9 million under our revolving credit facility during the current period. Cash used in financing activities from discontinued operations was $0.5 million for the six months ended December 31, 2009.

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2010 10-K. There were no material changes to those policies during the six months ended December 31, 2010.

Other Recently Issued Accounting Pronouncements

For a description of other recently issued accounting pronouncements, see Note 1 to the unaudited condensed consolidated financial statements, Summary of Significant Accounting Policies.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2010, we had total debt outstanding of approximately $173.8 million which consisted primarily of a $153.8 million term loan and $19.9 million of borrowing under our revolving credit facility. During the year, the interest rate for the Credit Facility was subject to a leveraged based pricing grid. We have minimal exposure to market interest rate risk because the variable interest rate on the term loan was effectively converted to a fixed rate as a result of the floating-to-fixed interest rate swap entered into in December 2008 and discussed in Note 5 to the unaudited condensed consolidated financial statements, Long-Term Debt.

Foreign Currency Exchange Rate Risk

Certain of our foreign subsidiaries use their local currency as their functional currency and are exposed to risks resulting from fluctuations in foreign currency exchange rates. During the three months ended December 31, 2010 and 2009, we recognized foreign currency exchange rate losses of approximately $0.4 million and $1.2 million, respectively. During the six months ended December 31, 2010 and 2009, we recognized a foreign currency exchange rate gain of approximately $1.3 million and a loss of approximately $1.1 million, respectively. We estimate that a hypothetical 10% strengthening (or weakening) of the U.S. dollar for fiscal 2011 would have an immaterial impact on our business.

In addition, the net assets of these subsidiaries are exposed to foreign currency translation gains and losses which are included as a component of accumulated other comprehensive income in stockholders’ equity in our Unaudited Condensed Consolidated Balance Sheets. Such translation resulted in unrealized gains of $0.9 million as of December 31, 2010 and unrealized losses of $0.3 million as of June 30, 2010.

During the six months ended December 31, 2010, we borrowed $19.9 million (EURO converted into U.S. dollars) under our revolving credit facility

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

Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Changes in Internal Control Over Financial Reporting during the Quarter Ended December 31, 2010

Although we update our internal controls as necessary to accommodate any modifications to our business processes and accounting procedures as part of our normal operations, there were no changes in our internal control over financial reporting that occurred in the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs
				$80,852,545
October 1 - October 31, 2010	154,835	$34.58	154.835	$75,498,437
November 1 - November 30, 2010	60,300	$38.27	60,300	$73,190,543
December 1 — December 31, 2010	260,305	$41.40	260,305	$62,413,881
Total	475,440	$38.78	475,440

ITEM 6.              EXHIBITS

Exhibits	Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*

Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements.  Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALLY TECHNOLOGIES, INC.		Date: February 9, 2011

By	/s/Richard Haddrill
Richard Haddrill
President and Chief Executive Officer
(Principal Executive Officer)

By	/s/Neil P. Davidson
Neil P. Davidson
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)