Form 10-Q
period 2011-03-31
BALLY TECHNOLOGIES, INC.
filed 2011-05-09
CIK 2491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of Common Stock, $0.10 par value, outstanding as of May 3, 2011, was 53,072,000 which do not include 7,215,000 shares held in treasury.

PART I

ITEM 1.	FINANCIAL STATEMENTS

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	June 30, 2010
	(in 000s, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$77,872	$145,089
Restricted cash	7,973	8,303
Accounts and notes receivable, net of allowances for doubtful accounts of $9,262 and $9,974	216,344	207,365
Inventories	64,511	42,806
Prepaid and refundable income tax	13,104	7,783
Deferred income tax assets	34,703	35,973
Deferred cost of revenue	13,638	14,568
Prepaid assets	11,616	11,172
Other current assets	6,196	3,350
Total current assets	445,957	476,409
Restricted long-term investments	11,603	13,075
Long-term accounts and notes receivable, net of allowances for doubtful accounts of $5,586 and $5,169	45,448	30,163
Property, plant and equipment, net of accumulated depreciation of $52,475 and $47,714	33,132	32,094
Leased gaming equipment, net of accumulated depreciation of $171,375 and $153,780	90,464	82,357
Goodwill	161,982	161,153
Intangible assets, net	36,361	34,048
Deferred income tax assets	25,464	29,980
Income tax receivable	8,519	8,688
Long-term deferred cost of revenue	25,054	30,958
Other assets, net	17,463	14,251
Total assets	$901,447	$913,176
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,551	$23,775
Accrued and other liabilities	44,365	45,662
Customer deposits	5,231	10,185
Jackpot liabilities	11,190	11,531
Deferred revenue	33,255	33,875
Income tax payable	3,783	6,982
Current maturities of long-term debt	45,162	42,543
Total current liabilities	175,537	174,553
Long-term debt, net of current maturities	118,649	131,250
Long-term deferred revenue	33,325	40,236
Other income tax liability	9,252	13,646
Other liabilities	8,572	9,299
Total liabilities	345,335	368,984
Commitments and contingencies (Note 9)
Stockholders’ equity:
Special stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 115 shares issued and outstanding	12	12
Common stock, $.10 par value; 100,000,000 shares authorized; 60,097,000 and 59,495,000 shares issued and 52,883,000 and 54,392,000 outstanding	5,993	5,943
Treasury stock at cost, 7,214,000 and 5,103,000 shares	(235,299)	(157,053)
Additional paid-in capital	409,691	392,853
Accumulated other comprehensive loss	(1,879)	(3,044)
Retained earnings	375,907	303,100
Total Bally Technologies, Inc. stockholders’ equity	554,425	541,811
Noncontrolling interests	1,687	2,381
Total stockholders’ equity	556,112	544,192
Total liabilities and stockholders’ equity	$901,447	$913,176

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(in 000s, except per share amounts)
Revenues:
Gaming equipment and systems	$110,909	$120,917	$308,136	$373,333
Gaming operations	80,032	69,723	236,339	209,610
	190,941	190,640	544,475	582,943
Costs and expenses:
Cost of gaming equipment and systems (1)	47,275	46,590	127,262	150,765
Cost of gaming operations	20,906	19,865	65,820	59,854
Selling, general and administrative	57,562	52,545	164,361	151,462
Research and development costs	22,088	20,279	64,832	59,321
Impairment charges	—	11,379	—	11,379
Depreciation and amortization	5,208	4,910	14,579	14,442
	153,039	155,568	436,854	447,223
Operating income	37,902	35,072	107,621	135,720
Other income (expense):
Interest income	1,276	944	3,616	2,268
Interest expense	(2,855)	(3,069)	(8,885)	(9,607)
Other, net	1,106	(955)	2,630	(1,897)
Income from continuing operations before income taxes	37,429	31,992	104,982	126,484
Income tax expense	(13,651)	(11,262)	(32,283)	(43,973)
Income from continuing operations	23,778	20,730	72,699	82,511
Discontinued operations:
Income from discontinued operations, net of tax	—	2,363	—	5,542
Loss on disposal of discontinued operations, net of tax	—	—	(403)	—
Income (loss) from discontinued operations, net of tax	—	2,363	(403)	5,542
Net income	23,778	23,093	72,296	88,053
Less net income (loss) attributable to noncontrolling interests	12	534	(511)	1,617
Net income attributable to Bally Technologies, Inc.	$23,766	$22,559	$72,807	$86,436
Basic earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations.	$0.45	$0.37	$1.38	$1.50
Discontinued operations.	—	0.04	—	0.09
Loss on sale of discontinued operations.	—	—	(0.01)	—
Basic earnings per share	$0.45	$0.41	$1.37	$1.59

Diluted earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations	$0.43	$0.36	$1.31	$1.42
Discontinued operations	—	0.03	—	0.08
Loss on sale of discontinued operations	—	—	(0.01)	—
Diluted earnings per share	$0.43	$0.39	$1.30	$1.50
Weighted average shares outstanding:
Basic	52,923	54,771	53,311	54,517
Diluted	55,527	57,716	55,849	57,715
Amounts attributable to Bally Technologies, Inc.:
Income from continuing operations, net of tax	$23,766	$20,577	$73,210	$81,778
Income from discontinued operations, net of tax	—	1,982	—	4,658
Loss on sale of discontinued operations, net of tax	—	—	(403)	—
Net income	$23,766	$22,559	$72,807	$86,436

(1)	Cost of gaming equipment and systems excludes amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010

	Common Stock		Series E Special	Treasury	Additional Paid-In	Accumulated Other Comprehensive Income (Loss)	Retained	Noncontrolling	Total Stockholders’
	Shares	Dollars	Stock	Stock	Capital	(“OCI”)	Earnings	Interests	Equity
	(in 000s)
Balances at June 30, 2009	57,091	$5,703	$12	$(64,727)	$330,465	$(770)	$165,623	$2,443	$438,749
Net income from continuing operations, net of tax	—	—	—	—	—	—	81,778	733	82,511
Net income from discontinued operations, net of tax	—	—	—	—	—	—	4,658	884	5,542
Foreign currency translation adjustment	—	—	—	—	—	846	—	—	846
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	(1,651)	—	—	(1,651)
Total comprehensive income	—	—	—	—	—	—	—	—	$87,248
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,298)	(1,298)
Issuance and receipt of restricted stock, ESPP shares, stock options and related tax and tax benefit	1,930	189	—	(524)	37,713	—	—	—	37,378
Purchase of common stock for treasury	—	—	—	(44,219)	—	—	—	—	(44,219)
Shares issued upon exercise of warrants	39	1	—	—	(1)	—	—	—	—
Share-based compensation		—	—	—	10,600	—	—	—	10,600
Balances at March 31, 2010	59,060	$5,893	$12	$(109,470)	$378,777	$(1,575)	$252,059	$2,762	$528,458

Balances at June 30, 2010	59,495	$5,943	$12	$(157,053)	$392,853	$(3,044)	$303,100	$2,381	$544,192
Net income from continuing operations, net of tax	—	—	—	—	—	—	73,210	(511)	72,699
Loss on sale of discontinued operations, net of tax	—	—	—	—	—	—	(403)	—	(403)
Foreign currency translation adjustment	—	—	—	—	—	843	—	—	843
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	—	322	—	—	322
Total comprehensive income	—	—	—	—	—	—	—	—	$73,461
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(183)	(183)
Issuance and receipt of restricted stock, ESPP shares, stock options and related tax and tax benefit	602	50	—	(2,534)	7,238	—	—	—	4,754
Purchase of common stock for treasury	—	—	—	(75,712)	—	—	—	—	(75,712)
Share-based compensation	—	—	—	—	9,600	—	—	—	9,600
Balances at March 31, 2011	60,097	$5,993	$12	$(235,299)	$409,691	$(1,879)	$375,907	$1,687	$556,112

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2011	2010
	(in 000s)
Cash flows from operating activities:
Net income	$72,296	$88,053
Adjustments to net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	(5,542)
Loss on sale of discontinued operations, net of tax	403	—
Impairment charges	—	11,379
Depreciation and amortization	55,483	55,438
Share-based compensation	9,600	10,502
Amortization of debt issuance costs	2,931	2,108
Income tax (benefit) expense	1,393	(8,023)
Provision for doubtful accounts	4,361	2,781
Inventory write-downs	2,224	1,531
Excess tax benefit of stock option exercises	(1,578)	(12,400)
Other	(3,197)	2,500
Changes in operating assets and liabilities:
Accounts and notes receivable	(22,828)	(62,855)
Inventories	(76,038)	(22,734)
Prepaid and refundable income tax and income tax payable	(7,862)	19,429
Other current assets	(1,705)	3,000
Accounts payable	8,576	2,323
Accrued liabilities, customer deposits and jackpot liabilities	(7,072)	(7,909)
Deferred revenue and deferred cost of revenue	(698)	(9,723)
Net cash provided by operating activities	36,289	69,858

Cash flows from investing activities:
Capital expenditures	(9,528)	(6,792)
Restricted cash and investments	1,802	1,657
Financing arrangements with customers	(9,940)	(15,750)
Additions to other long-term assets	(5,748)	(4,784)
Net cash used in investing activities	(23,414)	(25,669)

Cash flows from financing activities:
Proceeds from revolving credit facility	21,149	—
Capitalized debt issuance costs	(158)	—
Reduction of long-term debt	(31,272)	(26,578)
Distributions to noncontrolling interests	(183)	(535)
Purchase of treasury stock	(78,246)	(44,743)
Excess tax benefit of stock option exercises	1,578	12,400
Proceeds from exercise of stock options and employee stock purchases	5,870	24,826
Net cash used in financing activities	(81,262)	(34,630)

Effect of exchange rate changes on cash	1,573	746

Net cash provided by (used in) operating activities of discontinued operations	(403)	8,412
Net cash used in investing activities of discontinued operations	—	(718)
Net cash used in financing activities of discontinued operations	—	(763)
Decrease in cash and cash equivalents of discontinued operations	—	2,871
	(403)	9,802
Cash and cash equivalents:
Increase (decrease) for period	(67,217)	20,107
Balance, beginning of period	145,089	55,886
Balance, end of period	$77,872	$75,993

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information is related to the unaudited condensed consolidated statements of cash flows:

	Nine Months Ended March 31,
	2011	2010
	(in 000s)
Cash paid for interest	$8,879	$9,226
Cash paid for income taxes, net of refunds	35,531	28,317

Non-cash investing and financing transactions:
Transfer of inventory to leased gaming equipment (1)	$63,065	$33,315
Reclassify property, plant and equipment to inventory (1)	12,847	3,947
Acquisition of Bally trademark	—	7,500
Accrual of capital expenditures	372	1,214

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

The Company transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company may enter into foreign currency forward contracts, generally with maturities of twelve months or less, to hedge recognized foreign currency assets and liabilities to reduce the risk that earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. The gains or losses resulting from changes in the fair value of these forward contracts, which are not designated as accounting hedges, are reported in other income (expense) in the unaudited condensed consolidated statements of operations, and generally offset the gains and losses associated with the underlying foreign-currency-denominated balances, which are also reported in other income (expense). As of March 31, 2011, total outstanding contracts were $13.7 million, or the notional equivalent of 10 million in Euro.

The Company may use interest rate derivatives to manage the interest expense generated by variable rate debt. The Company’s cash flow hedge related to a variable debt instrument and outstanding foreign currency derivatives used to hedge foreign currency balances are measured at fair value on a recurring basis, and the balances as of March 31, 2011 and June 30, 2010 (which is included in accrued and other liabilities in the unaudited condensed consolidated balance sheets) were as follows:

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Level 3
	(in 000s)
As of March 31, 2011:
Liability:
Foreign currency derivative financing instrument	$—	$277	$—
Interest rate derivative financial instrument	$—	$2,203	$—

As of June 30, 2010:
Liability:
Interest rate derivative financial instrument	$—	$2,698	$—

The valuation techniques used to measure the fair value of the derivative financial instruments above in which the counterparties have high credit ratings, were derived from pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data. The Company’s discounted cash flow techniques use observable market inputs, such as LIBOR-based yield curves and foreign currency forward rates. See Note 5 to unaudited condensed consolidated financial statements, Long-Term Debt.

Accounting for Derivative Instruments and Hedging Activity

The Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. Such highly effective derivatives are granted hedge accounting treatment. The interest rate derivative instrument meets these requirements and is accounted for as a cash flow hedge.

The impact of the cash flow hedge and non-designated foreign currency derivatives on the consolidated financial statements is depicted below:

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)			Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended	Nine Months Ended	Location of Loss Reclassified from Accumulated	Three Months Ended	Nine Months Ended
Derivative in Cash Flow Hedging Relationship	March 31, 2011	March 31, 2011	OCI into Income (Effective Portion)	March 31, 2011	March 31, 2011
(in 000s)

Interest rate swap agreement	$(152)	$(1,392)	Interest expense	$(610)	$(1,887)

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)			Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended	Nine Months Ended	Location of Loss Reclassified from Accumulated	Three Months Ended	Nine Months Ended
Derivative in Cash Flow Hedging Relationship	March 31, 2010	March 31, 2010	OCI into Income (Effective Portion)	March 31, 2010	March 31, 2010
(in 000s)

Interest rate swap agreement	$(1,892)	$(4,690)	Interest expense	$(784)	$(2,287)

	Amount of Loss Recognized in Other Income (Expense)
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Non-Designated Derivative	March 31, 2011	March 31, 2011	March 31, 2010	March 31, 2010

Foreign Currency Forward Contract	$(277)	$(277)	$—	$—

Accounts and Notes Receivable, Allowance for Doubtful Accounts and Credit Quality of Financing Receivables

Accounts and notes receivable are stated at face value less an allowance for doubtful accounts. The Company generally grants customers credit terms for periods of 30 to 120 days, but it may also grant extended payment terms to some customers for periods up to three years, with interest at market rates.

Trade receivables with contract terms greater than one year relate to the sale of gaming equipment and, to a lesser extent, systems transactions that include software as a major component of the sale, and are generally collateralized by the related equipment sold, although the value of such equipment, if repossessed, may be less than the receivable balance outstanding. Sales-type leasing arrangements relate to gaming equipment and include options to purchase the equipment at the end of the lease term at established prices. These customers typically have a long-standing credit history with the Company. Revenue from these lease arrangements is less than 2% of total year-to-date revenue for the Company.

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

The Company evaluates the credit quality of its receivables and establishes an allowance for doubtful accounts based on a combination of factors including, but not limited to, customer collection experience, economic conditions, and the customer’s financial condition. In addition to specific account identification, the Company utilizes historic collection experience for the most recent twelve month period, where applicable, to establish an allowance for doubtful accounts receivable. Receivables are written off only after the Company has exhausted all of its collection efforts.

The Company has one portfolio segment, the casino industry customer, and four classes of receivables including its trade receivables with a contract term less than one year, trade receivables with a contract term greater than one year, sales-type leasing arrangements, or lease receivables, and notes receivable, which are primarily for developmental financing loans. As of March 31, 2011, the Company’s accounts and notes receivable and related allowances were as follows:

	Accounts and Notes Receivable as of March 31, 2011
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
	(in 000s)
Contract term less than one year:
Trade receivables, current	$143,032	1,481	141,551

Contract term greater than one year:
Trade receivables, current	70,068	2,955	67,113
Trade receivables, noncurrent	18,446	—	18,446
	88,514	2,955	85,559

Lease receivables, current	9,339	9,339	—
Lease receivables, noncurrent	13,735	13,735	—
	23,074	23,074	—

Notes receivable, current	3,167	3,167	—
Notes receivable, noncurrent	18,853	18,853	—
	22,020	22,020	—

Total current	225,606	16,942	208,664
Total noncurrent	51,034	32,588	18,446
Total	$276,640	49,530	227,110

	Allowance for Doubtful Accounts
	Beginning Balance as of December 31, 2010	Charge- offs	Recoveries	Provision	Ending Balance as of March 31, 2011	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
	(in 000s)
Contract term less than one year:
Trade receivables, current	$(5,857)	$1,448	$145	$(877)	$(5,141)	$(1,481)	$(3,660)

Contract term greater than one year:
Trade receivables, current	(3,329)	945	53	(1,790)	(4,121)	(2,955)	(1,166)
Trade receivables, noncurrent	(498)	81	—	—	(417)	—	(417)
	(3,827)	1,026	53	(1,790)	(4,538)	(2,955)	(1,583)

Lease receivables, current	—	—	—	—	—	—	—
Lease receivables, noncurrent	—	—	—	—	—	—	—
	—	—	—	—	—	—	—

Notes receivable, current	—	—	—	—	—	—	—
Notes receivable, noncurrent	(5,169)	—	—	—	(5,169)	(5,169)	—
	(5,169)	—	—	—	(5,169)	(5,169)	—

Total current	(9,186)	2,393	198	(2,667)	(9,262)	(4,436)	(4,826)
Total noncurrent	(5,667)	81	—	—	(5,586)	(5,169)	(417)
Total	$(14,853)	$2,474	$198	$(2,667)	$(14,848)	$(9,605)	$(5,243)

The Company accrues interest, if applicable, on its receivables per the terms of the agreement. Interest is not accrued on delinquent accounts that the Company has determined and specifically identified as not collectible. The Company’s recorded investment in receivables on nonaccrual status as of March 31, 2011, excluding trade accounts receivable with a contract term less than one year, is as follows:

Total

Trade receivables	$2,955
Lease receivables	—
Notes receivables	5,169
Total	$8,124

Gaming is a highly regulated industry requiring customers to obtain a gaming operator’s license and verify with the applicable regulatory agency that they have the financial resources to operate a gaming establishment. Many of the Company’s customers, including new casinos that have opened in recent years, are owned by existing multi-property customers that have established a favorable payment history with the Company. Collection experience is the primary indicator management utilizes to monitor the credit quality of its receivables. The Company does not segregate its accounts and notes receivable by credit quality indicators. The Company monitors the credit quality of receivables based upon past due aging information and historic collection experience. Receivables are classified as past due if a scheduled payment is not received within terms. Past due accounts receivable are monitored closely to expedite payments and to record necessary allowances.

The following summarizes the aging of past due receivables, excluding trade accounts receivable with a contract term less than one year, as of March 31, 2011:

	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due	Current	Total Receivable	Recorded Investment 90 Days and Accruing

Trade receivables	$9,559	$3,523	$4,043	$17,125	$71,389	$88,514	$—
Lease receivables	—	—	—	—	23,074	23,074	—
Notes receivable	380	371	1,081	1,832	20,188	22,020	—
Total	$9,939	$3,894	$5,124	$18,957	$114,651	$133,608	$—

The Company’s notes receivable are reviewed quarterly, at a minimum, for impairment. The customer’s solvency, collection experience, legal and regulatory environment and other financial information may indicate that the loan is impaired. As of March 31, 2011, the only Company loan that was impaired was to a customer in Alabama. In fiscal 2010, the legality of the charitable bingo market in Alabama was questioned and several operators in the region closed and the Company recognized an impairment charge on the notes receivable. No further interest is accrued once a loan is impaired. The Company’s only impaired loan as of March 31, 2011 relates to one note with an allowance recorded, as follows:

	Impaired Loans as of March 31, 2011
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

Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market. Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overhead. Inventories consist of the following:

	March 31, 2011	June 30, 2010
	(in 000s)
Raw materials	$48,298	$34,221
Work-in-process	2,191	1,101
Finished goods	14,022	7,484
Total	$64,511	$42,806

Revenue recognition

Our revenue recognition policy is to record revenue when all of the following criteria have been satisfied:

•                  Persuasive evidence of an arrangement exists;

•                  The price or fee to the customer is fixed or determinable;

•                  Collectability is reasonably assured;

•                  Delivery has occurred; and

•                  No significant contractual obligations remain.

Revenues are reported net of incentive rebates, discounts, sales taxes, and other taxes of a similar nature. For products sold under arrangements with extended payment terms the probability of collection is evaluated based on a review of the customer’s credit worthiness and a review of historic collection experience on contracts with extended payment terms. As a result of such review, the Company recognizes revenue on extended payment term arrangements as the Company has determined that collectability is reasonably assured and the fees are fixed and determinable.

Games placed with customers on a trial basis are not recognized as revenue until the trial period ends, the customer accepts the games and all other relevant criteria have been met. Amounts billed to customers prior to completing the earnings process are deferred until the revenue recognition criteria are met.

Effective July 1, 2009, the Company adopted new accounting guidance related to revenue recognition for multiple deliverable arrangements and certain revenue arrangements that include software elements. The Company elected to adopt this guidance prior to the required effective date using the prospective method. Accordingly, this guidance was applied to all new or materially modified revenue arrangements entered into since the start of the Company’s fiscal year of adoption, which was July 1, 2009.

Prior to the adoption of the new revenue recognition guidance, gaming equipment and systems revenue was recognized in accordance with software revenue recognition guidance. The new guidance amended the scope of software revenue recognition to exclude all tangible products containing both software and nonsoftware components that function together to deliver the product’s essential functionality. As a result of applying the new guidance, certain products that were previously accounted for under the scope of software revenue recognition guidance are no longer accounted for as software.

Gaming Operations Revenue. Gaming operations revenue consists of the operation of linked progressive systems and the rental of gaming devices, game content and the related systems placed with customers. Fees under these arrangements are earned and recognized based on a share of money wagered, a share of the net winnings, or on a fixed daily rate. The daily fee entitles the customer to full use of the gaming device and includes maintenance, licensing of the game content software and connection to a linked progressive system, where applicable. In certain markets, the Company also charges a daily system connection fee for the customer to connect to a central determination system and/or back-office system. The Company does not consider these arrangements to have multiple revenue-generating activities as the services offered are a comprehensive solution in exchange for a daily fee and all of the products and services are delivered contemporaneously. Gaming operations revenue is recognized under general revenue recognition guidance as the deliverables provide the customer with rights to use tangible gaming devices and software that is essential to the functionality of the gaming device.

Gaming Equipment Revenue. Gaming Equipment revenue is generated from the sale of gaming devices and licensing rights to game content software that is installed in the gaming device, parts, and other ancillary equipment. Arrangements may also include sales of game content conversion kits which enable customers to replace game content without purchasing a new gaming device. Gaming equipment arrangements do not include maintenance and product support fees beyond a standard warranty period. The recognition of revenue from the sale of gaming devices occurs as title and risk of loss have passed to the customer and all other criteria have been satisfied.

As the combination of game content software and the tangible gaming device function together to deliver the product’s essential functionality, revenue from the sale of gaming devices is recognized under general revenue recognition guidance. Prior to July 1, 2009, gaming devices were recognized under software revenue recognition guidance. Game content conversion kits are considered software deliverables and are recognized in accordance with software revenue recognition guidance.

Systems Revenue. Systems revenue arrangements generally include a combination of systems software licenses, systems-based hardware products, maintenance and product support fees and professional services. The primary function of systems software licensed by the Company is to aid customers to more effectively run their business with marketing, data management and analysis, accounting, player tracking and security features.

Revenue for systems software and maintenance and product support fees is recognized under software revenue recognition guidance. Although the systems software and certain systems-based hardware function together, the primary functionality of the systems software is derived from the software and the systems software is not essential to the functionality of the systems-based hardware.

The Company licenses systems software on a perpetual basis or under time-based licenses. Revenue from perpetual license software is recognized at the inception of the license term if all revenue recognition criteria have been met. The Company’s time-based licenses are generally for twelve month terms and are bundled with software maintenance and product support fees. Revenue from time-based software licenses is recognized over the term of the license.

Systems-based hardware includes embedded software that is essential to the functionality of the hardware. Accordingly, revenue related to all systems-based hardware sales and related maintenance and product support fees are recognized under general revenue recognition guidance. Prior to July 1, 2009, systems-based hardware was recognized under software revenue recognition guidance. Revenue from the sale of systems-based hardware is generally recognized upon delivery when title and risk of loss have passed to the customer and all other revenue recognition criteria are met. However, in the case of arrangements involving a systems installation, revenue on the systems-based hardware is generally not recognized until the system has been installed and the customer has accepted the system.

Software maintenance and product support provides customers with rights to unspecified software product upgrades, maintenance and patches released during the term of the support period. Software maintenance and product support is recognized on a straight-line basis over the term of the support period.

Multiple Element Arrangements. The Company enters into revenue arrangements that may consist of multiple deliverables of its products and services. Customers may enter into arrangements with the Company for the implementation of systems software and the sale of gaming devices. Arrangements for the implementation of systems software will generally include a combination of systems software licenses, systems-based hardware products, maintenance and product support fees, and professional services. Certain gaming equipment arrangements may also include the sale of gaming devices and game conversion kits. Revenue arrangements with multiple deliverables are allocated to separate units of accounting if the deliverables meet both of the following criteria:

•                   The delivered items have value to the customer on a standalone basis. The items have value on a standalone basis if they are sold separately by any vendor or the customer could resell the delivered items on a standalone basis; and

•                   If the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the Company.

At the inception of a multiple element arrangement, fees under the arrangement are allocated to all units of accounting based on their relative selling price. When applying the relative selling price method, a hierarchy is used for estimating the selling price based first on vendor-specific objective evidence (“VSOE”), then third-party evidence (“TPE”) and finally management’s estimate of the selling price (“ESP”). Revenue for each unit of accounting is recognized when the relevant recognition criteria for each respective element has been met.

The establishment of VSOE requires judgment as to whether there is a sufficient quantity of items sold on a stand-alone basis and whether the prices demonstrate an appropriate level of concentration to conclude that VSOE exists. In determining ESP, management considers a variety of information including historic pricing and discounting practices, competitive market activity, internal costs, and the pricing and discounting practices of products sold in bundled arrangements.

In allocating arrangement fees to separate units of accounting, the Company uses VSOE for all products which have been sold on a stand-alone basis. As TPE is generally not available, the Company uses ESP for products that are not sold on a stand-alone basis and for recently introduced products that are sold on a stand-alone basis but for which a history of stand-alone sales has not yet been developed. Following these guidelines, the Company uses either VSOE or ESP for gaming devices, system-based hardware products, maintenance and product support fees associated with perpetual licenses and professional services; and ESP for perpetual and time-based software licenses and maintenance and product support fees associated with time-based licenses.

Other recently adopted accounting pronouncements

In July 2010, the FASB issued new accounting guidance to address concerns about the credit quality of financing receivables and the related allowance for credit losses. The guidance is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The new disclosures included information at disaggregated levels, including the nature of the credit risk and how it is analyzed in arriving at the allowance for credit losses, a roll-forward schedule of and reasons for changes in the allowance, credit quality indicators, aging of past due accounts, the nature and extent of modifications, and significant purchases or sales. The Company adopted the new guidance as of December 31, 2010.

Recently issued accounting pronouncements not yet adopted

In April 2010, the FASB issued new accounting guidance related to accruals for casino jackpot liabilities. Specifically, the guidance clarifies that an entity should not accrue jackpot liabilities, or portions thereof, before a jackpot is won if the entity can avoid paying the jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance applies to both base and progressive jackpots. The new guidance is effective for fiscal years beginning on or after December 15, 2010. The new guidance will be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. The Company expects to adopt the guidance in fiscal year 2012 and does not expect the guidance to have a significant impact on its consolidated results of operations, financial position and cash flows. The only expected impact will be on the cumulative-effect adjustment to the opening retained earnings balance.

In April 2011, the FASB issued new accounting guidance related to troubled debt restructuring. The guidance clarifies which loan modifications constitute troubled debt restructurings to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosures of troubled debt restructurings. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011. The Company expects to adopt the guidance in fiscal year 2012 and its initial impact, if any, is expected to only be in its disclosures of troubled debt restructurings.

2.             EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities.

The computation of basic and diluted earnings per share applicable to the Company’s common stock is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(in 000s, except per share amounts)
Amounts attributable to Bally Technologies, Inc.:
Income from continuing operations, net of tax	$23,766	$20,577	$73,210	$81,778
Income from discontinued operations, net of tax	—	1,982	—	4,658
Loss on sale of discontinued operations, net of tax	—	—	(403)	—
Net income	$23,766	$22,559	$72,807	$86,436
After tax interest expense on convertible debt	—	—	—	14
Diluted earnings	$23,766	$22,559	$72,807	$86,450

Weighted average common shares outstanding	52,923	54,771	53,311	54,517
Dilutive effect of:
Stock options, Restricted Stock Units (“RSU”) and restricted stock	2,602	2,942	2,536	3,152
Warrants	2	3	2	17
Convertible debt (1)	—	—	—	29
Weighted average diluted shares outstanding	55,527	57,716	55,849	57,715

Basic earnings per share attributable to Bally Technologies, Inc.
Income from continuing operations	$0.45	$0.37	$1.38	$1.50
Income from discontinued operations	—	0.04	—	0.09
Loss on sale of discontinued operations	—	—	(0.01)	—
Basic earnings per share	$0.45	$0.41	$1.37	$1.59

Diluted earnings per share attributable to Bally Technologies, Inc.
Income from continuing operations	$0.43	$0.36	$1.31	$1.42
Income from discontinued operations	—	0.03	—	0.08
Loss on sale of discontinued operations	—	—	(0.01)	—
Diluted earnings per share	$0.43	$0.39	$1.30	$1.50

(1)          The Company has certain related party debt outstanding which was convertible into common stock at the Company’s discretion. The related party debt was paid in full in December 2009.

Certain securities were excluded from the diluted per share calculation because their inclusion would be anti-dilutive. Such securities consist of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(in 000s)
Stock options, RSU and restricted stock	624	426	644	349

3.             DISCONTINUED OPERATIONS

The Company owned and operated the Rainbow Casino, a dockside riverboat casino in Vicksburg, Mississippi, which was sold on June 8, 2010.

The following table summarizes income from discontinued operations for the three and nine months ended March 31, 2010:

	Three Months Ended March 31,	Nine Months Ended March 31,
	2010	2010
	(in 000s)
Revenues:
Casino operations	$10,372	$28,027
Costs and expenses:
Direct cost of casino operations	3,937	11,426
Selling, general and administrative	1,773	5,355
Depreciation and amortization	928	2,873
	6,638	19,654
Operating income	3,734	8,373

Other income (expense):
Interest income	1	7
Other, net	(304)	(330)

Income from discontinued operations before income taxes	3.431	8,050
Income tax expense	(1,068)	(2,508)
Income from discontinued operations	2,363	5,542
Less income attributable to noncontrolling interests	381	884

Income from discontinued operations attributable to Bally Technologies, Inc.	$1,982	$4,658

Per the terms of the sale agreement, the Company had certain post-closing adjustments during the three months ended September 30, 2010 which reduced its gain on the sale of the Rainbow Casino in fiscal 2010 by approximately $0.4 million, net of income taxes.

4.             GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

		March 31, 2011			June 30, 2010
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in 000s)
Computer software	3 - 9	$36,328	$(31,150)	$5,178	$35,652	$(28,395)	$7,257
License rights	3 - 5	4,398	(2,644)	1,754	3,624	(2,048)	1,576
Trademarks	5	2,203	(2,203)	—	2,203	(2,023)	180
Core technology	5 - 8	22,763	(13,167)	9,596	22,763	(10,346)	12,417
Contracts	10	15,013	(7,121)	7,892	10,836	(6,421)	4,415
Other intangibles	3 - 7	5,460	(1,019)	4,441	1,702	(999)	703
Total finite lived intangible assets		$86,165	$(57,304)	$28,861	$76,780	$(50,232)	$26,548
Trademark	indefinite	7,500	—	7,500	7,500	—	7,500
Total		$93,665	$(57,304)	$36,361	$84,280	$(50,232)	$34,048

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

Total amortization expense related to finite lived intangible assets was $2.1 million and $2.6 million for the three months ended March 31, 2011 and 2010, respectively, which included computer software amortization expense of $0.7 million and $0.9 million for the three months ended March 31, 2011 and 2010, respectively. Total amortization expense related to finite lived intangible assets was $7.2 million and $7.6 million for the nine months ended March 31, 2011 and 2010, respectively, which included computer software amortization expense of $2.7 million and $3.2 million for the nine months ended March 31, 2011 and 2010, respectively.

Future amortization of finite lived intangible assets is scheduled as follows:

Year Ended June 30,	(in 000s)
2010 (remaining three months of fiscal year)	$4,369
2011	10,025
2012	8,889
2013	2,888
2014	679
Thereafter	2,011
Total	$28,861

All goodwill is associated with continuing operations. The changes in the carrying amount of goodwill for the nine months ended March 31, 2011, are as follows:

(in 000s)
Balance at June 30, 2010	$161,153
Foreign currency translation adjustment	829
Balance at March 31, 2011	$161,982

No impairment charges for goodwill and intangible assets were necessary for the three and nine months ended March 31, 2011 and 2010.

5.             LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,	June 30,
	2011	2010
	(in 000s)
Revolving credit facility	$21,149	$—
Term loan facility	142,500	173,750
Other, generally unsecured	162	43
Long-term debt	163,811	173,793
Less current maturities	(45,162)	(42,543)
Long-term debt, net of current maturities	$118,649	$131,250

As of March 31, 2011, the Company had a $225.0 million term loan and a $150.0 million revolving credit facility, of which $75.0 million matures in September 2012 and $75.0 million matures in March 2014 (collectively, the “Credit Facility”). On April 15, 2011, the Company entered into an amended and restated credit agreement (see Note 11 to the unaudited condensed consolidated financial statements, Subsequent Events).

During the nine months ended March 31, 2011, the Company borrowed $21.1 million (EURO converted into U.S. dollars) under the revolving credit facility. As of March 31, 2011, there was approximately $128.9 million of undrawn availability under the revolving credit facility. Availability under the revolving credit facility is reduced to the extent of borrowings, net of repayments, and outstanding letters of credit.

The interest rate on the Credit Facility is subject to a leverage-based pricing grid. If the leverage ratio, as defined under the Credit Facility, is greater than 2.5, the interest rate will be LIBOR plus a margin of 3.25%; if the leverage ratio is between 2.0 and 2.5, the interest rate will be LIBOR plus a margin of 3.00%; if the leverage ratio is between 1.5 and 2.0, the interest rate will be LIBOR plus a margin of 2.75%; if the leverage ratio is between 1.0 and 1.5, the interest rate will be LIBOR plus a margin of 2.50%; and if the leverage ratio is below 1.0, the interest rate will be LIBOR plus a margin of 2.25%. As of March 31, 2011 and June 30, 2010, the Company’s leverage ratio was below 1.0.

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

The fair value of long-term debt is estimated by discounting expected cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of March 31, 2011 and June 30, 2010, the fair value of long-term debt approximated the carrying value.

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

A breach of any of the covenants or the inability to comply with the required financial ratios could result in a default under the Credit Facility. In the event of any such default, the lenders could elect to declare all borrowings outstanding under the Credit Facility, together with any accrued interest and other fees, to be due and payable. If the Company were unable to repay the indebtedness upon its acceleration, the lenders could proceed against the underlying collateral. The Company was in compliance with all of the Credit Facility covenants as of March 31, 2011.

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

The Company has documented and designated this interest rate swap as a cash flow hedge. Based on the assessment of effectiveness using statistical regression, the Company determined that the interest rate swap is effective. Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed each fiscal quarter using the hypothetical derivative method. As the interest rate swap qualifies as a cash flow hedge, the Company adjusts the cash flow hedge on a quarterly basis to its fair value with a corresponding offset to accumulated OCI. The interest rate swap has been and is expected to remain highly effective for the life of the hedge. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. Any ineffectiveness is reclassified from accumulated other comprehensive income to other income (expense). As of March 31, 2011, the Company had no ineffectiveness on its cash flow hedge. Amounts related to the swap expected to be reclassified from other comprehensive income to interest expense in the next twelve months total $1.9 million.

Additional information on the Company’s interest rate swap is as follows:

Interest Rate Swaps	Balance Sheet Location	Fair Value (in 000s)	Location of Offsetting Balance
Cash flow hedge—$142.5 million LIBOR based debt	Accrued and other liabilities	$2,203	Accumulated other comprehensive income (loss)

6.             SHARE-BASED COMPENSATION

Employee Stock Purchase Plan

The 2008 Employee Stock Purchase Plan (the “2008 ESPP Plan”) provides that eligible employees are able to contribute up to 10% of their eligible earnings towards the quarterly purchase of the Company’s common stock. The employee’s purchase price is equal to 85% of the fair market value. During the nine months ended March 31, 2011 and 2010, employees purchased 51,570 shares and 40,671 shares of common stock for approximately $1.6 million and $1.4 million, respectively, under the 2008 ESPP Plan.

Share-Based Award Plans

Stock option activity as of and for the nine months ended March 31, 2011 is summarized below:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)	(per share)	(years)	(in 000s)
Balance outstanding as of June 30, 2010	5,061	$21.14		$61,186
Granted	258	35.27
Exercised	(261)	17.46
Forfeited or expired	(104)	33.35
Balance outstanding as of March 31, 2011	4,954	$21.81	3.80	$81,264
Exercisable as of March 31, 2011	4,067	$19.14	3.43	$76,664

Restricted stock and RSU activity as of and for the nine months ended March 31, 2011 is summarized below:

	Restricted Stock	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
	(in 000s)	(per share)	(in 000s)	(per share)
Balance outstanding as of June 30, 2010	329	$35.66	642	$18.27
Granted	153	39.00	97	41.07
Released	(88)	34.25	(124)	30.64
Forfeited or expired	(66)	32.93	—	—
Balance outstanding as of March 31, 2011	328	$38.15	615	$19.36
Vested as of March 31, 2011			534	$16.04

Share-Based Compensation

The following table presents share-based compensation expense and related effect of the income tax benefit included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(in 000s)
Selling, general and administrative	$2,250	$2,518	$7,132	$7,927
Research and development costs	661	856	2,338	2,452
Cost of gaming equipment and systems and gaming operations	43	47	130	123
Share-based compensation expense before tax	2,954	3,421	9,600	10,502
Income tax benefit	1,034	1,197	3,360	3,676
Net share-based compensation expense	$1,920	$2,224	$6,240	$6,826

Share-based compensation expense from discontinued operations before income tax was $98,000 for the nine months ended March 31, 2010.

As of March 31, 2011, there was $11.7 million of total unrecognized compensation expense related to the unvested portion of stock options which will be recognized over the subsequent 1.94 years. In addition, as of March 31, 2011, there was $13.2 million of total unrecognized compensation expense related to the unvested portion of restricted stock and RSUs which will be recognized over the subsequent 1.78 years.

7.             STOCKHOLDERS’ EQUITY, WARRANTS AND RIGHTS

Warrants

The Company previously issued 100,000 stock purchase warrants in connection with a prior acquisition. The strike price of the warrant is $24.69 with a term of seven years. During the nine months ended March 31, 2011, 125 stock purchase warrants were exercised for cash. During the nine months ended March 31, 2010, 91,765 stock purchase warrants were exercised and converted into 38,619 shares of the Company’s common stock. The exercises were cashless and net shares were issued for the difference between the strike price of the warrant and the market value of the Company’s common stock upon exercise.

Share Repurchase Plan

The Company’s Board of Directors have approved a variety of share repurchase plans under which, subject to price and market conditions, purchases of shares can be made from time to time in the open market or in privately negotiated transactions using available cash. On April 6, 2011, the Company’s Board of Directors increased the share repurchase plan amount (see Note 11 to the unaudited condensed consolidated financial statements, Subsequent Events).

During the nine months ended March 31, 2011 and 2010, the Company repurchased 2,044,215 shares and 1,116,451 shares of common stock for $75.7 million and $44.2 million, respectively, under the share repurchase plan.

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

8.             INCOME TAXES

The provision for income taxes for interim periods is based on the current estimate of the annual effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and is adjusted as necessary for quarterly events. The effective income tax rate was approximately 36.5% and 34.8% for the three months ended March 31, 2011 and 2010, respectively, and 30.8% and 34.5% for the nine months ended March 31, 2011 and 2010, respectively. The decrease in the year to date effective income tax rate is primarily attributable to discrete items related to the IRS settlement discussed below, the reinstatement of the federal research and development tax credit and deferred tax expense on the repatriation of earnings from our India subsidiary.

The Internal Revenue Service (“IRS”) commenced examination of the Company’s United States federal income tax returns for 2003 through 2005 in the fourth quarter of fiscal 2006. Throughout the examination, the IRS has proposed, and management has agreed to, certain adjustments related to the open tax years that have been recorded in the income tax provision. In January 2009, the IRS completed its field examination of the open tax years and issued a Revenue Agent’s Report. Also in January 2009, the Company paid $3.4 million in tax and $1.2 million in interest to the IRS to settle certain agreed adjustments. The Company filed a formal protest regarding certain unagreed adjustments and the case was assigned to the IRS Las Vegas Appeals Office in July 2009. In June 2010, the Company agreed to settle all remaining issues with the IRS. Formal closure of the case occurred in October 2010 and the Company has received a refund from the IRS of $2.3 million, including $0.6 million in interest.

In the second quarter of fiscal 2011, the Company was notified by the IRS that they will be examining the United States federal income tax returns for 2007 through 2009.

Changes to the balance of uncertain tax positions are as follows:

March 31, 2011
Balance, beginning of year	$11,637
Additions based on tax provisions related to current year	627
Additions for tax positions of prior years	2,602
Reductions for tax positions of prior years	(6,584)
Settlements	—
Lapse of statute of limitations	(484)
Foreign currency translation adjustment	32
Balance, March 31, 2011	$7,830

As of March 31, 2011, the Company has $7.8 million related to uncertain tax positions, excluding related accrued interest and penalties, all of which, if recognized, would impact the effective tax rate. As of March 31, 2011, the Company has $1.2 million accrued for the payment of interest and penalties.

The Company’s uncertain tax positions decreased $3.8 million in the nine months ended March 31, 2011 primarily due to the IRS settlement and other changes in uncertain tax positions.

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

In April 2006, International Game Technology (“IGT”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware. The complaint asserted that the Company’s Bally Power Bonusing products infringe patents held by IGT, and sought injunctive relief and damages in unspecified amounts. Of the nine patents and 200 claims originally filed in the case by IGT, all but three patents and eight claims were dismissed. On April 28, 2009, the District Court issued an order finding that the Company’s Power Promotions, Power Bank, and SDS/CMP Power Winners products do not infringe IGT’s patents. The court also found that the Company’s ACSC Power Winners and ACSC Power Reward products infringe some patent claims asserted by IGT, but not others. Appeals by both parties have been filed. In the meantime, the Company has undertaken technical changes to ensure non-infringement for the two products partially in question. The Company does not believe that potential infringement damages, if any, would be material to its financial position as the revenues from these two products to date have not been material.

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

The following is a summary of revenues and gross margin:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(in 000s)
Revenues:
Gaming Equipment and Systems
Gaming Equipment	$63,679	$69,393	$173,852	$210,187
Gaming Operations	80,032	69,723	236,339	209,610
Systems	47,230	51,524	134,284	163,146
Total revenues	$190,941	$190,640	$544,475	$582,943

Gross Margin(1):
Gaming Equipment and Systems
Gaming Equipment	$27,257	$35,545	$81,197	$106,457
Gaming Operations	59,126	49,858	170,519	149,756
Systems	36,377	38,782	99,677	116,111
Total gross margin	$122,760	$124,185	$351,393	$372,324

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

The Company has operations based primarily in the United States as well as significant sales and distribution offices based in Europe, and other foreign locations, including South America. The table below presents information as to the Company’s revenues and operating income by geographic region which is determined by country of destination:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(in 000s)
Revenues:
United States and Canada	$155,274	$149,799	$449,764	$466,849
International	35,667	40,841	94,711	116,094
Total revenues	$190,941	$190,640	$544,475	$582,943

Operating income:
United States and Canada	$34,557	$25,716	$96,644	$106,148
International	3,345	9,356	10,977	29,572
Total operating income	$37,902	$35,072	$107,621	$135,720

11.          SUBSEQUENT EVENTS

On April 6, 2011, the Company’s Board of Directors increased the share-repurchase program to an amount equal to $550 million minus the amount repurchased in the tender offer described below.

On April 8, 2011, the Company launched a modified Dutch auction tender offer to purchase up to $400 million in value of its common stock at a price not greater than $40.00 nor less than $34.50 per share. The tender offer expired on May 6, 2011. Based on the preliminary count of the depositary for the tender offer, a total of 9,942,039 shares of the Company’s common stock were properly tendered and not properly withdrawn at or below the final purchase price of $40 per share for an aggregate cost of approximately $397.7 million, including 3,307,958 shares that were tendered through notice of guaranteed delivery. The Company will fund the share purchases in the tender offer with funds from the new credit facility described below.

On April 15, 2011, the Company entered into an amended and restated credit agreement (collectively, the “New Credit Facility”), that provides for a $700 million senior secured credit facility comprised of a $300 million, five-year term loan and a $400 million, five-year revolving credit facility. Loans under the New Credit Facility will bear interest at a variable rate of interest equal to either the applicable base rate or LIBOR, plus in each case an interest margin determined by the Company’s leverage ratio, with a range of base rate margins from zero basis points to 100 basis points and a range of LIBOR margins from 100 basis points to 200 basis points.

The effectiveness of the New Credit Facility is subject to the satisfaction of a number of conditions, including, without limitation, the repurchase of certain of the Company’s equity interests in connection with the tender offer, the execution and delivery of guaranty and collateral documents and the repayment and termination of the Company’s prior credit facility.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin this section with a summary of our key operating business divisions and our results as of and for the three and nine month periods ended March 31, 2011. The overview is followed by a detailed analysis of our results of operations and our financial condition and liquidity as of and for the three and nine months ended March 31, 2011 and 2010. References to “we,” “our,” “us,” or the “Company” refer to Bally Technologies, Inc. and its subsidiaries.

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

Our operating results for the nine months ended March 31, 2011 reflect the continued tough economic conditions currently facing the gaming industry, which has resulted in a prolonged slow domestic replacement cycle and a lower number of casino openings and expansions, combined with lower system revenues resulting from the timing of implementations and longer than expected customer decision making cycles.

Game sales revenues were $63.7 million and $69.4 million for the three months ended March 31, 2011 and 2010, respectively, and $173.9 million and $210.2 million for the nine months ended March 31, 2011 and 2010, respectively. The decrease in revenue reflects the lower number of new casino openings and expansions in fiscal 2011 combined with a slow domestic replacement cycle. During the three months ended March 31, 2011 and 2010, we sold 2,433 and 2,449 new gaming devices in the United States and Canada, respectively, of which 2,222 and 2,248 were replacement units, respectively. During the nine months ended March 31, 2011 and 2010, we sold 6,738 and 8,209 new gaming devices in the United States and Canada, respectively, of which 5,785 and 6,730 were replacement units, respectively. The domestic replacement cycle for gaming machines continues to be slow, but we are cautiously optimistic that gaming operators’ gaming machine spending will begin to improve in late calendar 2011. In calendar 2010, we released our new Pro Series cabinets with ALPHA 2 technology which are state of the art for the industry with regards to ergonomics, processing power, display technology, input device, operating system, sound and serviceability. This new platform allowed us to develop new, more compelling games and also facilitates our game download solution for customers. The majority of our Pro Series cabinets features our latest innovation, iDeck™, an LCD (liquid crystal display) touch screen that replaces the traditional button panel and OLED’s (Organic light-emitting diodes). iDeck™ is the first of its kind multi-touch fully programmable and downloadable button panel which offers opportunity to add more interaction to the game-play experience with mystery bonus events, virtual shooting galleries and skill-based bonus games.

Systems revenues were $47.3 million and $51.5 million for the three months ended March 31, 2011 and 2010, respectively, and $134.3 million and $163.1 million for the nine months ended March 31, 2011 and 2010, respectively. Systems revenues were negatively impacted by the timing of certain customer decisions regarding system purchases which has impacted implementation timelines during fiscal 2011. Maintenance revenue increased 9% and 12%, respectively, in the three and nine months ended March 31, 2011, when compared to the comparable prior year periods, as a result of an increasing installed base of customers utilizing our systems.

Despite the prolonged, challenging economic conditions and the absence of revenue from the charitable bingo market in Alabama, gaming operations revenues continued to increase at $80.0 million and $69.7 million during the three months ended March 31, 2011 and 2010, respectively, and $236.3 million and $209.6 million in the nine months ended March 31, 2011 and 2010, respectively.

Gaming Operations revenues were stronger period over period due primarily to the continued performance of existing and new premium game titles which increased rental and participation revenue. Fiscal 2011 results benefitted from our growing product offerings and innovations, such as U-Spin, our first in a series of play mechanics utilizing gesture control, and the continued success of our Cash Spin game, Digital Tower Series platforms and Hot Shot family of games.

We have also introduced the first dual wheel game with our Vegas Hits™ product in addition to the release of Cash Wizard, our first Alpha 2 premium game with a spinning wheel bonus. In the fourth quarter of fiscal 2011, we plan to release our first Hammer Head products to our wide-area progressive game lineup and will also introduce a follow-up to Cash Spin called Hot Spin™ where the player can choose the symbol and thereby the frequency of the wheel feature. Additionally, we will introduce our Betty Boop Love Meter, a wide-area progressive game, in the fourth quarter of fiscal 2011. We continue to focus our efforts on the introduction of new and innovative games and cabinets both for our spinning-reel and video platforms.

International revenues were $35.7 million and $40.8 million for the three months ended March 31, 2011 and 2010, respectively, and $94.7 million and $116.1 million for the nine months ended March 31, 2011 and 2010, respectively. International revenues decreased in the three months ended March 31, 2011, when compared to the same period last year, due primarily to a decrease in sales in Singapore and Latin America, which was slightly offset by increases in sales in Macau and South America during the same period. International revenues decreased in the nine months ended March 31, 2011, when compared to the same period last year, due primarily to decreases in sales in sales in Mexico, South Africa, Asia and Europe, which was slightly offset by increases in sales in South America during the same period. We continue to focus on international expansion opportunities and began selling our games in Australia in the fourth quarter of fiscal 2011. In addition, we are testing with the Italian regulatory authorities and are hopeful that we will be approved to place gaming machines in the market in the first half of fiscal 2012.

Several potential gaming market developments have been fueled by the economic downturn that we believe will benefit us in the long term. Domestically, we are focused on planned new jurisdictional opportunities in Ohio, Illinois, Kansas, Iowa, Maine, Maryland, Florida, New York and California, and the potential for new markets including Colorado, Massachusetts, Minnesota, South Dakota, Texas and West Virginia. The breadth and timing of such opportunities remain uncertain due to the legislative process in these jurisdictions, as well as the difficult credit environment facing certain of our customers and the risk of the gaming industry impact of continued economic uncertainty. We are also engaged in expanding our position in Australia and Mexico, as it moves to Class III gaming, and, in the future, we also expect to expand our presence in the new Italian VLT market and potentially Eastern Europe, Africa, Brazil and Greece. Further, as we continue to grow and gain market share in Asia, opportunities are anticipated to arise in that region which would enable us to further expand internationally.

Net cash provided by operating activities from continuing operations was $36.3 million and $69.9 million for the nine months ended March 31, 2011 and 2010, respectively. Cash flows provided by operating activities from continuing operations in the current period were negatively impacted primarily by a reduction in net income and transfers of finished goods to leased gaming equipment, when compared to the same period last year. In addition, during the nine months ended March 31, 2010, we recorded impairment charges of $11.4 million related to our exit from the charitable bingo gaming market in Alabama.

In the nine months ended March 31, 2011, we made payments on our term loan of $31.3 million, loaned $9.9 million under a financing arrangement with a new customer in Italy, borrowed $21.1 million under our revolving line of credit, and purchased 2.0 million shares of our common stock for $75.7 million under our share repurchase plan.

Current and long-term accounts and notes receivable increased $9.0 million and $15.3 million, respectively, during the nine months ended March 31, 2011. Long-term accounts and notes receivable increased due primarily to an increase in loans to finance gaming opportunities to a customer in Italy during the current period. In addition, our days sales outstanding (“DSO’s”) increased to 118 days from 99 days at June 30, 2010 due primarily to an increase in extended payment terms over the last twelve months coupled with a decrease in revenue during the same period.

Management continuously monitors and reviews its SG&A expenses in comparison to revenues. SG&A expenses increased to $57.6 million and $164.4 million during the three and nine months ended March 31, 2011 from $52.5 million and $151.5 million, respectively, in the same periods last year. SG&A expenses increased as a percentage of revenue at 30% during both the three and nine months ended March 31, 2011, when compared to 28% and 26% during the three and nine months ended March 31, 2010, respectively. The increase in SG&A expense as a percentage of revenue during fiscal 2011, when compared to fiscal 2010, was partially due to the decrease in revenue during the same period given the majority of the Company’s SG&A expenditures are fixed. For the three and nine months ended March 31, 2011, when compared to the same periods last year, SG&A expenditures increased primarily for payroll and related expenses, advertising and promotions, legal fees, travel and entertainment, and bad debt expense, which were offset by decreases in outside services and temporary labor during the same periods. The increase in SG&A expenditures for legal fees and travel and entertainment reflect our investment in potential new markets.

Results of Operations

The summary financial results and operating statistics are as follows:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2011	%	2010	%	2011	%	2010	%
	(dollars in millions)
Revenues:
Gaming Equipment	$63.7	33%	$69.4	36%	$173.9	32%	$210.2	36%
Gaming Operations	80.0	42%	69.7	37%	236.3	43%	209.6	36%
Systems	47.3	25%	51.5	27%	134.3	25%	163.1	28%
Total revenues	$191.0	100%	$190.6	100%	$544.5	100%	$582.9	100%

Gross Margin:
Gaming Equipment(1)	$27.3	43%	$35.5	51%	$81.2	47%	$106.4	51%
Gaming Operations	59.1	74%	49.9	72%	170.5	72%	149.8	71%
Systems(1)	36.4	77%	38.8	75%	99.7	74%	116.1	71%
Total gross margin	$122.8	64%	$124.2	65%	$351.4	65%	$372.3	64%

Selling, general and administrative	$57.6	30%	$52.5	28%	$164.4	30%	$151.5	26%
Research and development costs	22.1	12%	20.3	11%	64.8	12%	59.3	10%
Impairment charges	—	—%	11.4	6%	—	—%	11.4	2%
Depreciation and amortization	5.2	3%	4.9	2%	14.6	3%	14.4	3%
Operating income	$37.9	20%	$35.1	18%	$107.6	20%	$135.7	23%
Income from continuing operations	$23.8	12%	$20.7	11%	$72.7	13%	$82.5	14%

(1)          Gross Margin from Gaming Equipment and Systems excludes amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Operating Statistics
New gaming devices	3,417	4,571	9,708	13,504
New unit Average Selling Price (“ASP”)	$15,556	$13,979	$15,482	$14,134

End of period installed base:
Gaming monitoring units installed base	400,000	381,000
Systems managed cashless games	327,000	318,000

Wide-area progressive	888	985
Local-area progressive	22	25
Total linked progressive systems	910	1,010

Rental and daily-fee games	13,833	12,514
Lottery systems	8,263	7,774
Centrally determined systems	51,482	50,245

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Total revenues increased slightly by $0.4 million in the three months ended March 31, 2011, when compared to the same period last year, as a result of the following:

Gaming Equipment Revenue. Gaming Equipment revenue decreased $5.7 million, or 8%, to approximately $63.7 million primarily as a result of a 25% decrease in new gaming device sales to 3,417 units in the three months ended March 31, 2011, when compared to 4,571 units in the same period last year. New gaming device sales decreased due to a challenging economy, lower international sales and fewer new casino openings and expansions during this period as compared to the same period last year. ASP of new gaming devices increased 11% to $15,556 in the three months ended March 31, 2011 when compared to $13,979 in the same period last year primarily as a result of the mix of products sold including sales of the new Pro Series cabinets with Alpha 2 technology in the current quarter.

Gaming Equipment Gross Margin. Gaming Equipment gross margin decreased to 43% in the three months ended March 31, 2011 from 51% in the same period last year due primarily to the write-down of older technology platforms, an increase in freight and packaging costs, the increased cost of our new Pro Series cabinets, and the sale of premium used games with a higher cost of goods sold during the current period.

Gaming Operations Revenue. Gaming Operations revenue increased $10.3 million, or 15%, to approximately $80.0 million in the three months ended March 31, 2011, when compared to the same period last year, primarily as a result of an increase in participation and rental revenue and the placements of higher yield premium products, including Cash Spin and Vegas Hits, the performance of our lottery systems installed base, as well as the continued success of our Digital Tower Series and Hot Shot family of games, during the same period. The improvement in participation and rental revenue was primarily due to increases in our end of period installed base of games, that included an 11% increase in the installed games base of rental and daily fee games from 12,514 games as of March 31, 2010 to 13,833 games as of March 31, 2011.

Gaming Operations Gross Margin. Gross margin increased to 74% in the three months ended March 31, 2011 from 72%, in the same period last year, primarily as a result of the increases in participation and rental revenue which had little associated variable costs, and favorable jackpot expense.

Systems Revenue. Systems revenue decreased $4.2 million, or 8%, to approximately $47.3 million in the three months ended March 31, 2011 when compared to the same period last year, due primarily to the timing of certain customer decisions regarding system purchases which impacted the closing of deals and implementation timelines. Maintenance revenue increased $1.3 million in the three months ended March 31, 2011, when compared to the same period last year, as a result of the increased installed base of customers utilizing our systems.

Systems Gross Margin. Systems gross margin increased to 77% in the three months ended March 31, 2011 from 75% in the same period last year, primarily as a result of a change in the mix of products sold in the comparative periods coupled with an increase in maintenance revenue during the current period. Specifically, hardware sales were 34% of Systems revenues, and software and services sales were 31%, as compared to 36% for hardware and 35% for software and services in the same period last year.

Selling, General and Administrative Expenses. SG&A expenses increased $5.1 million, or 10%, in the three months ended March 31, 2011, when compared to the same period last year, due primarily to increases in payroll and related expenses, legal expense and bad debt expense. Payroll and related expenses increased due primarily to a 6% increase in headcount in the comparative periods, and legal expense increased due primarily to costs associated with recent litigation and fees related to our entrance into new international markets. Bad debt expense increased due primarily to increases in accounts and leases receivable during the comparable periods. Year-to-date bad debt as a percentage of revenue continues to remain under 1%.

Research and Development Costs. R&D costs increased $1.8 million, or 9%, in the three months ended March 31, 2011, when compared to the same period last year, due primarily to an increase in employees and an increase in hardware development costs. The increased costs are attributable to our continued focus on our technology assets due to the competitive landscape that requires a continual investment in future generations of gaming products and systems.

Impairment Charges. Impairment charges of $11.4 million were recorded during the three months ended March 31, 2010 due to the circumstances in Alabama where the legality of charitable bingo gaming was under challenge by the state’s governor and there were  several lawsuits pending before the State’s Supreme Court that negatively affected charitable gaming in the state.

Depreciation and Amortization Expense. Depreciation and amortization expense increased slightly by $0.3 million, or 6%, in the three months ended March 31, 2011, when compared to same period last year.

Nine Months Ended March 31, 2011 Compared to Nine Months Ended March 31, 2010

Total revenues decreased $38.4 million, or 7%, in the nine months ended March 31, 2011, when compared to the same period last year, as a result of the following:

Gaming Equipment Revenue. Gaming Equipment revenue decreased $36.3 million, or 17%, to approximately $173.9 million primarily as a result of a 28% decrease in new gaming device sales to 9,708 units in the nine months ended March 31, 2011, when compared to 13,504 units in the same period last year. New gaming device sales decreased due to a challenging economy, lower international sales and a continued sluggish North America replacement market and fewer new casino openings and expansions during this period as compared to the same period last year. ASP of new gaming devices increased 10% to $15,482 in the nine months ended March 31, 2011 when compared to $14,134 in the same period last year primarily as a result of the mix of products sold including the sales of new Pro Series cabinets with Alpha 2 technology in the current fiscal year.

Gaming Equipment Gross Margin. Gaming Equipment gross margin decreased to 47% in the nine months ended March 31, 2011 from 51% in the same period last year due primarily to the write-down of older technology platforms, an increase in freight and packaging costs, the increased cost of our new Pro Series cabinets, and the sale of premium used games with a higher cost of goods sold during the current period.

Gaming Operations Revenue. Gaming Operations revenue increased $26.7 million, or 13%, to approximately $236.3 million in the nine months ended March 31, 2011, when compared to the same period last year, primarily as a result of an increase in participation and rental revenue and the placements of higher yield premium products, including Cash Spin and Vegas Hits, the performance of our lottery systems installed base, as well as the continued success of our Digital Tower Series and Hot Shot family of games, during the same period. The improvement in participation and rental revenue was primarily due to increases in our end of period installed base of games, that included an 11% increase in the installed games base of rental and daily fee games from 12,514 games as of March 31, 2010 to 13,833 games as of March 31, 2011.

Gaming Operations Gross Margin. Gross margin increased slightly to 72% in the nine months ended March 31, 2011 from 71%, in the same period last year.

Systems Revenue. Systems revenue decreased $28.8 million, or 18%, to approximately $134.3 million in the nine months ended March 31, 2011 when compared to the same period last year, due primarily to the timing of certain customer decisions regarding system purchases which impacted the closing of deals and implementation timelines. Maintenance revenue increased $5.0 million in the nine months ended March 31, 2011, when compared to the same period last year, as a result of the increased installed base of customers utilizing our systems.

Systems Gross Margin. Systems gross margin increased to 74% in the nine months ended March 31, 2011 from 71%, in the same period last year, primarily as a result of a change in the mix of products sold in the comparative periods coupled with an increase in maintenance revenue during the same period. Specifically, hardware sales were 37% of Systems revenues, and software and service sales were 27%, as compared to 39% for hardware and 34% for software and services in the same period last year.

Selling, General and Administrative Expenses. SG&A expenses increased $12.9 million, or 9%, in the nine months ended March 31, 2011, when compared to the same period last year, due primarily to increases in payroll and related expenses, advertising and promotional expense, legal fees, travel and entertainment expense and bad debt expense. Payroll and related expenses increased due primarily to a 6% increase in headcount in the comparative periods. Advertising and promotional expense increased due primarily to higher trade show expenditures and promotions for new products during the period. Legal fees increased due primarily to costs associated with recent litigation and fees related to our entrance into new international markets. In addition, in the nine months ended March 31, 2010, we received refunds for $1.1 million of fees related to previous legal matters. The increase in travel and entertainment expense was due primarily for travel associated with new business and the addition of new international locations. Bad debt expense increased due primarily to increases in accounts and leases receivable during the comparable periods. Bad debt as a percentage of revenue continues to remain under 1%.

Research and Development Costs. R&D costs increased $5.5 million, or 9%, in the nine months ended March 31, 2011, when compared to the same period last year, due primarily to an increase in employees and an increase in hardware development costs. The increased costs are attributable to our continued focus on our technology assets due to the competitive landscape that requires a continual investment in future generations of gaming products and systems.

Impairment Charges. Impairment charges of $11.4 million were recorded during the nine months ended March 31, 2010 due to the circumstances in Alabama where the legality of charitable bingo gaming was under challenge by the state’s governor and there were  several lawsuits pending before the State’s Supreme Court that negatively affected charitable gaming in the state.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.2 million, or 1%, in the nine months ended March 31, 2011, when compared to same period last year.

Other Income (Expense), Income Tax Expense and Net Income Attributable to Noncontrolling Interests

Other income (expense) and income tax expense from continuing operations and net income attributable to noncontrolling interests was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(dollars in millions)
Other income (expense)
Interest income	$1.3	$0.9	$3.6	$2.3
Interest expense	(2.9)	(3.1)	(8.9)	(9.6)
Other, net	1.1	(1.0)	2.6	(1.9)
Total other expense	$(0.5)	$(3.2)	$(2.7)	$(9.2)

Income tax expense	$(13.7)	$(11.3)	$(32.3)	$(44.0)
Net loss (income) attributable to noncontrolling interests	$—	$(0.5)	$0.5	$(1.6)

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Other Income (Expense). Other expense decreased $2.7 million in the three months ended March 31, 2011, when compared to the same period last year, due primarily to an increase in gains on foreign currency translations as a result of the weakening of the U.S. dollar during the same period. Interest expense decreased $0.2 million due primarily to a reduction in the principal balance on the term loan period over period.

Income Tax Expense. Income tax expense increased $2.4 million during the three months ended March 31, 2011, when compared to the same period last year, due primarily to higher pretax income in the current period. The effective income tax rate for continuing operations for the three months ended March 31, 2011 and 2010 was 36.5% and 34.8%, respectively.

Net income (loss) attributable to noncontrolling interests. In the three months ended March 31, 2010, net income attributable to noncontrolling interests was due to earnings from unconsolidated subsidiaries, including the Rainbow Casino. See Note 3 to the unaudited condensed consolidated financial statements, Discontinued Operations.

Nine Months Ended March 31, 2011 Compared to Nine Months Ended March 31, 2010

Other Income (Expense). Other expense decreased $6.5 million in the nine months ended March 31, 2011, when compared to the same period last year, due primarily to an increase in gains on foreign currency translations as a result of the weakening of the U.S. dollar during the same period. Interest expense decreased $0.7 million due primarily to a reduction in the principal balance on the term loan and the interest rate period over period.

Income Tax Expense. Income tax expense decreased $11.7 million during the nine months ended March 31, 2011, when compared to the same period last year, due primarily to certain changes in our uncertain tax positions primarily resulting from settlement of the IRS examination of our 2003 to 2005 income tax returns, the reinstatement of the research and development tax credit and deferred tax expense on the repatriation of earnings from our India subsidiary. See Note 8 to the unaudited condensed consolidated financial statements, Income Taxes. The effective income tax rate for continuing operations for the nine months ended March 31, 2011 and 2010 was 30.8% and 34.5%, respectively.

Net income (loss) attributable to noncontrolling interests. In the nine months ended March 31, 2011, net loss attributable to noncontrolling interests was due to higher jackpot expense during the period. In the nine months ended March 31, 2010, net income attributable to noncontrolling interests was due to earnings from unconsolidated subsidiaries, including the Rainbow Casino. See Note 3 to the unaudited condensed consolidated financial statements, Discontinued Operations.

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

The results of operations of the Rainbow Casino for the three and nine months ended March 31, 2010 were classified as discontinued operations because we did not continue to receive significant cash flows from the Rainbow Casino after the sale. Rainbow’s revenues, reported in discontinued operations for the three and nine months ended March 31, 2010, were $10.4 million and $28.0 million, respectively, and income from discontinued operations, net of income taxes, was $2.4 million and $5.5 million, respectively. See Note 3 to the unaudited condensed consolidated financial statements, Discontinued Operations

Financial Condition and Liquidity

Working Capital

	March 31,	June 30,	Increase (decrease)
	2011	2010	Amount	%
	(in 000s)
Cash and cash equivalents	$77,872	$145,089	$(67,217)	(46)%

Total long-term debt, including current maturities	$163,811	$173,793	$(9,982)	(6)%

Total current assets	$445,957	$476,409	$(30,452)	(6)%
Total current liabilities	175,537	174,553	984	1%
Net working capital	$270,420	$301,856	$(31,436)	(10)%

As of March 31, 2011 and June 30, 2010, we had $77.9 million and $145.1 million, respectively, in consolidated cash and cash equivalents.

Pursuant to various state gaming regulations, certain cash accounts are maintained to ensure availability of funds to pay wide-area progressive jackpot awards in installments rather than in one lump-sum. At March 31, 2011 and June 30, 2010, these accounts had an aggregate value of approximately $8.0 million and $8.3 million, respectively, which are classified as restricted cash in our unaudited condensed consolidated balance sheets. In addition, we purchase U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive winnings in annual or weekly installment payments. These securities are included in restricted long-term investments in the accompanying unaudited condensed consolidated balance sheets, and totaled $11.6 million and $13.1 million as of March 31, 2011 and June 30, 2010, respectively.

On March 31, 2011, the amount of cash and investments held by foreign subsidiaries was $17.4 million. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds.

Our net working capital decreased $31.4 million in the nine months ended March 31, 2011, when compared to June 30, 2010, and was primarily affected by a $67.2 million decrease in cash and cash equivalents due to primarily to the purchase of 2.0 million shares of common stock for approximately $75.7 million and by the following components:

•                 An increase of $21.7 million in inventories due primarily to the purchase of raw materials which increased in part due to acquisition of raw materials related to the new Pro Series cabinets and the build-up of inventory in our European location in preparation for the roll-out of products in Italy; and

•                 An increase of $2.6 million in current maturities of long-term debt due primarily to the increase in quarterly principal payments from $8.75 million to $11.25 million beginning in December 2010.

Current and long-term accounts and notes receivable increased $9.0 million and $15.3 million, respectively, during the nine months ended March 31, 2011. Long-term accounts and notes receivable increased due primarily to an increase in loans to finance gaming opportunities to a customer in Italy during the current period. In addition, our DSO’s increased to 118 days from 99 days at June 30, 2010 due primarily to an increase in extended payment terms over the last twelve months coupled with a decrease in revenue during the same period.

We have a $225.0 million term loan and a $150.0 million revolving credit facility, of which $75.0 million matures in September 2012 and $75.0 million matures in March 2014 (collectively, the “Credit Facility”). On April 15, 2011, the Company entered into an amended and restated credit agreement (see Note 11 to the unaudited condensed consolidated financial statements, Subsequent Events).

During the nine months ended March 31, 2011, we borrowed $21.1 million (EURO converted into U.S. dollars) under the revolving credit facility. As of March 31, 2011, there was approximately $128.9 million of undrawn availability under the revolving credit facility. Availability under the revolving credit facility was reduced to the extent of borrowings, net of repayments, and outstanding letters of credit.

The interest rate on the Credit Facility is subject to a leverage-based pricing grid. If the leverage ratio, as defined under the Credit Facility, is greater than 2.5, the interest rate will be LIBOR plus a margin of 3.25%; if the leverage ratio is between 2.0 and 2.5, the interest rate will be LIBOR plus a margin of 3.00%; if the leverage ratio is between 1.5 and 2.0, the interest rate will be LIBOR plus a margin of 2.75%; if the leverage ratio is between 1.0 and 1.5, the interest rate will be LIBOR plus a margin of 2.50%; and if the leverage ratio is below 1.0, the interest rate will be LIBOR plus a margin of 2.25%. As of March 31, 2011 and June 30, 2010, our leverage ratio was below 1.0.

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

The fair value of long-term debt is estimated by discounting expected cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of March 31, 2011 and June 30, 2010, the fair value of long-term debt approximated the carrying value.

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

A breach of any of the covenants or the inability to comply with the required financial ratios could result in a default under the Credit Facility. In the event of any such default, the lenders could elect to declare all borrowings outstanding under the Credit Facility, together with any accrued interest and other fees, to be due and payable. If we were unable to repay the indebtedness upon its acceleration, the lenders could proceed against the underlying collateral. We were in compliance with all of the Credit Facility covenants as of March 31, 2011.

Management believes that cash flows from current operating activities will provide us with sufficient capital resources and liquidity to operate our business for at least the next 12 months.

At March 31, 2011, we had no material commitments for capital expenditures.

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

Cash flows provided by continuing operating activities were $36.3 million in the nine months ended March 31, 2011 as compared to $69.9 million in the same period last year, a $33.6 million decrease. Cash flows from operating activities of continuing operations for the nine months ended March 31, 2011 were negatively impacted primarily by a reduction in net income, when compared to the same period last year. Cash flows used in discontinued operating activities in the nine months ended March 31, 2011 were $0.4 million, while cash flows provided by discontinued operating activities were $8.4 million in the nine months ended March 31, 2010.

Cash utilized for investing activities from continuing operations is primarily for capital expenditures related to furniture, fixtures, office and gaming equipment and improvements in leaseholds, financing arrangements with customers and investments in technology and other long-term assets. During the nine months ended March 31, 2011 and 2010, we made capital expenditures of $9.5 million and $6.8 million, respectively. During the nine months ended March 31, 2011 and 2010, we provided $9.9 million and $15.8 million, respectively, in loans to finance gaming opportunities to separate customers. Cash utilized for investing activities from discontinued operations was $0.7 million during the nine months ended March 31, 2010 and was primarily for purchases of property, plant and equipment.

Cash utilized for financing activities from continuing operations is primarily for the payment of principal on our debt and the purchase of shares of our common stock. We made payments of $31.3 million and $26.6 million on our notes payable during the nine months ended March 31, 2011 and 2010, respectively. In addition, we purchased 2.0 million and 1.1 million shares of our common stock for $75.7 million and $44.2 million under our share repurchase plan during the nine months ended March 31, 2011 and 2010, respectively.

Cash provided by financing activities is primarily from proceeds from the exercise of stock options and purchases of stock under our 2008 Employee Stock Purchase Plan, borrowings under our revolving credit facility, and excess tax benefits of stock option exercises. During the nine months ended March 31, 2011, employees exercised options for 261,208 shares of common stock for $4.3 million and purchased 51,570 shares of common stock for $1.6 million under our 2008 ESPP Plan. During the nine months ended March 31, 2010, employees exercised options for 1,734,342 shares of common stock for $23.4 million and purchased 40,671 shares of common stock for $1.4 million under our 2008 ESPP Plan. In addition, we borrowed $21.1 million (EURO converted into U.S. dollars) under our revolving credit facility during the current period. Cash used in financing activities from discontinued operations was $0.8 million for the nine months ended March 31, 2010.

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2010 10-K. There were no material changes to those policies during the nine months ended March 31, 2011.

Other Recently Issued Accounting Pronouncements

For a description of other recently issued accounting pronouncements, see Note 1 to the unaudited condensed consolidated financial statements, Summary of Significant Accounting Policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of March 31, 2011, we had total debt outstanding of approximately $163.8 million which consisted primarily of a $142.5 million term loan and $21.1 million of borrowing under our revolving credit facility. During the year, the interest rate for the Credit Facility was subject to a leveraged based pricing grid. We have minimal exposure to market interest rate risk because the variable interest rate on the term loan was effectively converted to a fixed rate as a result of the floating-to-fixed interest rate swap entered into in December 2008 and discussed in Note 5 to the unaudited condensed consolidated financial statements, Long-Term Debt.

Foreign Currency Exchange Rate Risk

Certain of our foreign subsidiaries use their local currency as their functional currency and are exposed to risks resulting from fluctuations in foreign currency exchange rates. During the three and nine months ended March 31, 2011, we recognized foreign currency exchange rate gains of approximately $1.0 million and $2.3 million, respectively. During the three and nine months ended March 31, 2010, we recognized foreign currency exchange rate losses of approximately $1.0 million and $2.0 million, respectively. We estimate that a hypothetical 10% strengthening (or weakening) of the U.S. dollar for fiscal 2011 would have an immaterial impact on our business.

In addition, the net assets of these subsidiaries are exposed to foreign currency translation gains and losses which are included as a component of accumulated other comprehensive income in stockholders’ equity in our Unaudited Condensed Consolidated Balance Sheets. Such translation resulted in unrealized gains of $0.8 million as of March 31, 2011 and unrealized losses of $0.3 million as of June 30, 2010.

We may enter into foreign currency forward contracts, generally with maturities of twelve months or less, to hedge  recognized foreign currency assets and liabilities to reduce the reduce the risk that earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. See Note 1 to the unaudited condensed consolidated financial statements, Summary of Significant Policies (Fair value of financial instruments).

During the nine months ended March 31, 2011, we borrowed $21.1 million (EURO converted into U.S. dollars) under our revolving credit facility.

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

Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

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

Changes in Internal Control Over Financial Reporting during the Quarter Ended March 31, 2011

Although we update our internal controls as necessary to accommodate any modifications to our business processes and accounting procedures as part of our normal operations, there were no changes in our internal control over financial reporting that occurred in the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 4, 2010, the Company’s Board of Directors approved a new share repurchase plan under which, subject to price and market conditions, purchases of shares of common stock can be made from time to time in the open market or in private negotiated transactions using available cash, in an aggregate amount of up to $150 million. On April 6, 2011, the Company’s Board of Directors increased the share repurchase plan amount (see Note 11 to the unaudited condensed consolidated financial statements, Subsequent Events).

Our quarterly share repurchases under this plan, excluding treasury shares acquired in non-cash transactions related to forfeited stock awards and shares exchanged for options exercised, were as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (Per Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs
				$62,413,881
January 1 - January 31, 2011	120,730	$41.41	120,730	$57,413,907
February 1 - February 28, 2011	712,400	$38.80	712,400	$29,769,960
March 1 — March 31, 2011	64,900	$38.28	64,900	$27,285,325
Total	898,030	$39.12	898,030

ITEM 6.                EXHIBITS

Exhibits	Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

BALLY TECHNOLOGIES, INC.		Date: May 9, 2011

By	/s/Richard Haddrill
Richard Haddrill
Chief Executive Officer
(Principal Executive Officer)

By	/s/Neil P. Davidson
Neil P. Davidson
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)