Form 10-K
period 2011-06-30
BALLY TECHNOLOGIES, INC.
filed 2011-08-26
CIK 2491

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011
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

Securities registered pursuant to Section 12(g) of the Act:
None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

The aggregate market value of the common stock, $0.10 par value, held by non-affiliates of the registrant, computed based on the closing sale price as of December 31, 2010 of $42.19 per share as reported by the New York Stock Exchange, was approximately $2,227,000,000.

According to the records of the registrant's registrar and transfer agent, the number of shares of the registrant's common stock outstanding as of August 22, 2011 was 44,353,000, which do not include 17,322,000 shares held in treasury.

Documents Incorporated by Reference:    Portions of the registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year ended June 30, 2011, are incorporated by reference in Part III of this Annual Report on Form 10-K.

BALLY TECHNOLOGIES, INC.
FORM 10-K
Year Ended June 30, 2011

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

PART I

ITEM 1.    BUSINESS

General

Bally Technologies, Inc. is a diversified, worldwide gaming company that innovates, designs, manufactures, operates, and distributes advanced technology-based gaming devices, systems, and server-based solutions. As a global gaming-systems provider, we offer technology solutions which provide gaming operators with a wide range of marketing, data management and analysis, accounting, player tracking, security, and other software applications and tools to more effectively manage their operations. Our primary hardware technologies include spinning-reel and video gaming devices, specialty gaming devices and wide-area progressive systems for traditional land-based, riverboat, and Native American casinos, video lottery and central determination markets, and specialized system-based hardware products.

We previously owned and operated the Rainbow Casino, a dockside riverboat casino in Vicksburg, Mississippi. On April 5, 2010, we entered into a definitive purchase agreement to sell the Rainbow Casino. The sale closed on June 8, 2010. As a result of the sale, our Casino Operations were classified as discontinued operations in the accompanying financial statements. See Note 3 to the consolidated financial statements, Discontinued Operations.

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

Company and Product Overview

We derive our revenue from the following:

• Gaming Equipment	—	Sale of gaming devices and related equipment, parts and conversion kits;
• Gaming Operations	—	Operation of linked progressive systems, video lottery and centrally determined systems, and the rental of gaming devices and content; and
• Systems	—	Sale and support of specialized systems-based software and hardware products and related recurring hardware and software maintenance revenue.

Prior to the sale of the Rainbow Casino, our business consisted of two business segments, the Bally Gaming Equipment and Systems segment and the Rainbow Casino ("Casino Operations") segment. As of June 30, 2009, our Casino Operations were reclassified as assets held for sale and liabilities related to assets held for sale in our Consolidated Balance Sheets, and for the years ended June 30, 2011, 2010 and 2009 were classified as discontinued operations in our Consolidated Statements of Operations, Consolidated Statements of Stockholders' Equity and Consolidated Statements of Cash Flows.

Our gaming equipment, gaming operations, and systems product lines have increasingly come together with the proliferation of high-speed networks. Ethernet-based gaming floors, downloadable and server-based games and applications, and the use of open protocols and common industry standards in game and system development, such as Gaming Standard Association ("GSA") protocols, are helping to drive innovation in the gaming industry. This convergence adds excitement to the player experience, increases customer-service solutions for gaming operators, enables new ways to communicate and market to the player, and provides operational efficiencies that can increase our customer's profits.

We are focused on the convergence of games and systems in four key ways:

  •
  The majority of our systems and network and server-based solutions are backwards compatible, which means that our newest technologies work on most gaming operators' existing gaming devices;

  •
  Our new Pro Series™ cabinets with ALPHA 2™ technology feature a library of downloadable game content and support network and server-based applications;

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

The following table sets forth the percentage of revenues from continuing operations for the periods indicated:

	Year Ended June 30,
	2011		2010		2009
	(dollars in 000s)
Gaming Equipment	$246.6	33%	$273.7	35%	$357.0	42%
Gaming Operations	318.6	42%	287.0	37%	275.0	33%
Systems	193.0	25%	217.5	28%	211.8	25%

	$758.2	100%	$778.2	100%	$843.8	100%

We innovate, design, manufacture, sell, distribute, place, maintain, and operate a full range of advanced technology-based gaming devices and related equipment, parts, and conversion kits for our customers (gaming operators). These devices include reel-spinning and video gaming devices, specialty gaming devices, and wide-area progressive systems for traditional land-based, riverboat and Native American casinos, video lottery and central-determination markets. The gaming devices we sell or place are configured to specific requirements based on a customer's particular order. Gaming devices are differentiated by a number of factors including, but not limited to, game theme, cabinet style, pay table, game layout, betting denomination, and minimum/maximum betting amount.

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

The major areas of hardware development include cabinet style, technical capability, controller circuit board design and programming, as well as user-interface devices such as card readers, keypads, button decks, and displays. We have developed a modular and extendible hardware and software architecture which focuses development on achieving greater functionality, product reliability, ease of maintenance for our customer, and ease of use for the player. Hardware-development efforts are focused on player appeal, product reliability, common components, and ease of maintenance. Development cycles for hardware can vary between a few months for minor revisions, to more than a year for major design changes.

We offer a number of cabinet designs including standard upright and slant tops, dramatic tower units, and bar-top cabinets which are marketed under our ALPHA Elite™ brand and our new Pro Series brand that we formally launched in June 2010.

Pro Series Cabinets

We introduced the Pro Series cabinets, our latest generation cabinet design, in June 2010. The Pro Series cabinets, currently available in upright, slant, spinning-reel, curve, and V32, feature a number of cutting-edge features such as the groundbreaking touch-screen, interactive iDeck™, which replaces a standard button deck; a custom four-speaker high-definition ("HD") surround-sound stereo, designed to target sound to the player and cut through noisy casino environments; exterior cabinet lighting and a super candle light crowning the game which are both synchronized to game play; up to a four-monitor play experience; a shared single entry for currency, tickets, and cashouts; a 15-inch Digital Topper with game-synchronized LCD video display; and vertically opening doors that make it easier to service the game and eliminate interruption to adjacent games. Our Pro Series cabinets are available with a number of top-box configurations including upright wheel; hammerhead, with an oversize 32-inch cinematic display; and the commanding digital ladder 32-inch, high-definition video display.

The Pro Curve cabinet features a breakthrough video reel technology that delivers a remarkably realistic stepper experience through a 20-inch LCD display which is curved just like physical reels. The reels look, feel, and play like traditional reels but are actually video screens; creating an authentic stepper play experience.

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

Key cabinets in the ALPHA Elite line include the V20/20, the S9E and the V32, with a 32-inch vertical touch-screen LCD display; the Digital Tower Series™ cabinets with vertical digital ladder displays and our Jumbo cabinets available in both video and spinning-reel configurations.

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

We currently offer two gaming platforms; the ALPHA and the ALPHA 2 platform, which was launched in June 2010 building on the success, and reliability of the ALPHA platform.

ALPHA 2 Platform

The ALPHA 2 platform incorporates all the attributes of ALPHA, but adds significantly more powerful, faster, and richer features, including an INTEL® Core™ 2 processor; four gigabytes of dual-channel memory; Realtek™ HD audio; and leading video technology. This powerful hardware platform enables dramatic new levels of interactivity, visual quality, and performance, resulting in faster, richer, and more compelling games for players, including 3-Dimensional ("3D") graphics and animations. ALPHA 2 supports both existing and new game content and supports network and server-based applications and is operable with the Bally Command Center, discussed in detail below, which will allow downloadable access to Bally's game content via a central server. Although we have been transitioning to ALPHA 2 as our standard game platform for the majority of our game cabinets, we will continue to support the ALPHA platform.

ALPHA Platform

The ALPHA platform, which was our standard game platform until we released ALPHA 2 last year, features a layered architecture and modular design, which allows for adaptability and simplified requirement changes. ALPHA is designed to support industry protocols. ALPHA also supports various game bonusing, multi-denomination, multi-game and multi-pay table game configurations and can operate with stand-alone, local, and wide-area progressive products.

Game Development and Game Content

We have decades of experience developing entertainment content. We develop games for gaming operators, video lottery, and central-determination markets around the globe. Our game content features original themes, licensed themes using well-known brands, and adaptations of well-known Bally brands such as Cash Spin, Hot Shot®, Quick Hit™, and Blazing 7s™ that can be found on most casino floors in North America and in a number of international markets. Our game content is deployed across wide-area progressive, local-area, and near-area progressive slots, spinning-reel and video gaming devices, specialty gaming devices, and multi-suite games. We have worldwide game-development teams, with centers in Arizona, California, Nevada, and India to develop innovative content for the gaming market.

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

We continue to add more compelling, entertaining, and complex play mechanics to our games, including features such as locking hot zone, free games with additional multipliers, rolling wilds, memory pay, multi-level progressives, free games, bonus bets, bonus spins, stacked wilds, mystery progressives, locked symbol bonuses, second-chance features, asset giveaways, multi-player, community play, and random bonus features.

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

Linked Progressive Systems

We offer our customers gaming devices featuring a common jackpot or prize award that can be linked (within a casino, in a local-area network, or among multiple casinos within a market or jurisdiction) in a wide-area network. Progressive gaming devices are typically offered to customers under a daily-fee arrangement based on a percentage of the money wagered on the participating gaming devices. In many cases, we use a portion of these revenues to fund the ultimate payment of the jackpot awards. We market our linked progressive systems under such titles as Instant Fortune™, Ultimate Tower of Power™, Quarter Million$™, Millionaire Sevens™ and 1,000,000 Degrees™. In addition, we introduced our Betty Boop Love Meter and Money Vault™ wide-area progressive games in the fourth quarter of fiscal year 2011. As of June 30, 2011, we had a total of 1,059 linked progressive systems.

Rental and Daily-Fee Games

We offer a variety of non-linked games and content on a rental basis for either a fixed daily fee or a fee based on the percentage of the net win generated by the gaming device. This category includes both gaming devices in which we retain ownership and charge a daily fee for the use of the gaming device, and gaming devices our customers purchase which are classified as game sales revenue. Gaming devices in which we retain ownership and charge a daily fee include rental and maintenance of the gaming device and licensing of the game content. For gaming devices our customers purchase, we provide the game content under a usage-fee arrangement that results in a lower daily-fee than leasing the entire gaming device. We market our rental and daily-fee games under such titles as Betty Boop Love Meter, Money Vault, Cash Spin, Hot Spin™, Vegas Hits™, Cash Wizard, Ultimate Tower of Power, Hot Shot Progressive Cash Wheel™, Fireball™, 77777 Jackpot™, Reel Money™, Hot Shot Progressive®, Quick Hit Platinum™, Reel Winners™, Hee Haw®, and Monte Carlo™. As of June 30, 2011, we had a total installed base of rental and daily fee games of 14,315 units.

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

Through a competitive bidding process, we, and prior to our acquisition thereof in March 2004, Sierra Design Group ("SDG"), were each awarded approximately 25 percent of the initial New York State Lottery ("NYSL") terminals to be installed at horseracing facilities throughout the state. As of June 30, 2011, we earned recurring revenue from our installed base of 6,688 video lottery devices operated by NYSL. We also earn recurring revenues from 1,662 video lottery devices deployed at horseracing and other gaming facilities under agreements with the Delaware State Lottery Commission and Maryland State Lottery Commission.

Centrally Determined Systems

We offer video and spinning-reel devices that connect to a central server, which determines the outcome of the game. These systems primarily operate in Native American casinos in Washington, Oklahoma, and Florida, as well as in Mexico. In certain of these jurisdictions, our customers purchase our gaming devices, in which case the purchases are classified as game sales revenues. In other jurisdictions, our customers rent the gaming device, in which case the rental payments are classified as gaming operations revenues. In each case, for the use of our central determination software, we receive either a fixed daily fee or a percentage of the net win generated by the devices connected to the system. As of June 30, 2011, the total installed base of gaming devices connected to our centrally determined systems totaled 50,754.

In December 2005, we began selling centrally determined gaming devices in Mexico. In the Mexico market, we sell gaming devices for an upfront fee, in which the purchases are classified as game sales revenues, and derive a daily fee equal to a percentage of the net win for providing a system network, gaming content, and monitoring, maintenance and consulting. As of June 30, 2011, 12,433 of the total installed base of gaming devices connected to our centrally determined systems were deployed in Mexico. Included in the total installed base of centrally determined games in Mexico are 9,109 iVIEW in-game player-communication units installed in non-Bally games, in which we charge a system connection fee. The total installed base of centrally determined games noted above includes the iVIEW units in Mexico.

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

Our Systems business has evolved significantly over the past few years as we have taken significant steps to improve our core slot, casino, and table management systems. In fiscal year 2009, we released Version 11 of our core systems, a powerful platform re-engineered to world-class technology levels. Version 11 provides gaming operators with easy-to-use graphical interfaces; vertical and horizontal scalability; state-of-the-art distributed architectures; and support for multiple languages and currencies. Our development path for all systems products has been designed to develop all products on common naming conventions, Version 11 being the first. Today, there are more than 300 casinos who have installed Version 11. The improvements in our core systems platforms resulted in a reliable and scalable foundation of slot, casino and table management systems. This solid, world-class core infrastructure and a unified strategic product roadmap have enabled us to implement new and innovative solutions for marketing, bonusing, and server-based gaming. In fiscal year 2011, we also released several innovative products on Version 12 including new bonusing applications within our Elite Bonusing Suite™, predictive analytics within our Bally Business Intelligence™, intelligent way-finding within Bally CoolSign® and the Bally Enterprise Progressive System™.

We believe we are the only provider in the industry that offers such a wide selection of technology platform options to our customers. More than 417,000 slot machines are connected to Bally Systems at more than 622 locations around the world.

Our Systems business is comprised of three key facets:

  •
  Hardware, which includes our iVIEW player-user-interface device and specialized system-based hardware products. Over the last two fiscal years, hardware sales have accounted for approximately 39 percent of Systems revenue;

  •
  Software and services, which includes licenses of our core systems and suite of player tracking, bonusing, and marketing applications and customized system solutions for customers. Over the last two fiscal years, sales of software and services accounted for approximately 31 percent of Systems revenue;

  •
  Maintenance, which provides access to future enhancements or upgrades to the system software for a fee based on a percent of the license fee. Over the last two fiscal years, ongoing maintenance fees accounted for approximately 30 percent of Systems revenue.

Slot, Casino, and Table Management Systems

Our solutions, which support GSA protocols, operate on common platforms such as Windows ®, AS/400 (iSeries®), Linux, and UNIX. By supporting these platforms, our customers can choose a technology solution that meets their existing or future infrastructure requirements.

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

Our TableView™ table-rating and player-tracking solution brings automated management of table-game activities directly to the casino pit with a high-tech touch screen.

iVIEW Player-Communication Network

Our server-based iVIEW network serves as a way to communicate with players at the point-of-play. The iVIEW leverages an LCD screen and accompanying hardware and software that reside in the gaming device, while the iVIEW DM player-user-interface, also operating on the iVIEW network, allows casinos to present messages in a split or full screen format on the main game display on any touch-screen- equipped gaming device without interrupting traditional game play using picture-in-picture-style technology.

Our iVIEW network is also designed to work with our Bally Command Center for server-based download of iVIEW content, our Elite Bonusing Suite of floorwide-bonusing applications, our Bally CoolSign Media Management, and other new technologies under development. iVIEW and iVIEW DM work on any manufacturers' gaming devices with a touch screen and are backwards and forwards compatible, thus protecting gaming operators' previously invested capital. iVIEW content is customizable and can be tailored for each individual player when combined with Bally Business Intelligence and the operator's player database.

The iVIEW DM solution, with its customizable and player-configurable interface, is an especially compelling solution for marketing to players at the point-of-play. This picture-in-picture style technology enables enhanced communication and customer-service functions such as beverage service, floor mapping, and real-time perishable promotions without interrupting game play. iVIEW DM can also be used to create excitement on the casino floor with floor-wide bonusing events; game-in-games; second-chance-to-win games; floor-wide slot tournaments; interactive touch-screen events, time-based promotions; and targeted player messaging all without interrupting game play.

iVIEW DM can be implemented across the entire gaming floor, in smaller sections of the floor, or bank-by-bank based on casino operator preference.

Elite Bonusing Suite

The Elite Bonusing Suite allows customers to reward their players right at the point-of-play via the iVIEW network. Bonusing applications on the Elite Bonusing Suite server allow customers to tailor and automate promotions utilizing server-based applications such as Virtual Racing™, DM Tournaments™, U-Spin Bonusing™, Power Winners™, Dynamic Random Bonusing™, Video Poker Bonusing™, iVIEW Messaging™, Flex Rewards™, and Lucky Match Bonusing™.

Bally CoolSign

Bally CoolSign is the gaming industry's leading gaming centric media management tool that allows gaming promotions and/or gaming information, triggered through any of our products, to be displayed onto any digital display. In addition to regular resort advertising, CoolSign can also be used to promote casino marketing messages directly onto hotel room in-room TV's when used in conjunction with Bally TV.

Bally Business Intelligence

The Bally Business Intelligence applications, which span across all our products, bring state-of-the-art data analytics to a gaming operators' key executive and marketing-management teams. The executive dashboards, slot floor data, and transaction visualization, empower gaming operators to analyze customer activity and make quick decisions about products, floor layouts, and marketing programs that can significantly enhance revenue and profits.

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

Bally Enterprise Progressive System

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

As the gaming industry continues to evolve, some gaming operators have embraced new server-based and high-speed network technology. Many new gaming operations have opened with high-speed Ethernet connections on their floors, and many others are upgrading to high-speed networks. We partner with our customers to help them add network and server-based solutions to their existing systems offerings, whether on a floor-wide basis or in smaller sections of the floor or on selected banks of games. Once installed, these network and server-based solutions provide gaming operators with improved operating efficiencies and labor savings, and even more importantly, they give operators new and more efficient ways to market and communicate with their players. By marketing at the point-of-play and delivering floor-wide tournaments, bonusing events, and second-way-to-win games, customers are able to add even more excitement to game play across the gaming floor.

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

Our total expenditures for R&D were $88.1 million, $80.3 million, and $77.3 million during the years ended June 30, 2011, 2010 and 2009, respectively. The increase in R&D expenditures over this three-year period reflects our corporate focus on our technology assets, the expansion of technical resources, and the competitive landscape that requires continuous development of future generations of gaming products and systems.

Sales and Marketing

We have a direct sales force consisting of approximately 61 employees located in multiple offices, primarily in North America. We also, to a lesser extent, utilize an independent distributor network to distribute our products. The agreements we have with distributors generally specify minimum purchases and also provide that we may terminate the relationship if certain performance standards are not met.

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

Global Marketing

Our global marketing program is designed to support our sales team through branding, public relations, promotions, product marketing, and extensive market-research activities.

We promote brand awareness and generate demand through our own direct marketing as well as co-marketing programs with our casino customers. Our direct marketing activities include print and web-based advertising, as well as media relations, participation in industry trade shows, conferences, and events, and gaming industry and player/consumer communications. We market primarily to business audiences, and focus on building awareness and generating demand for our games and systems solutions.

We currently have 23 team members dedicated to marketing, with a focus on casino-operator research, player research, and pre and post-product launch support. Over the past several years we have significantly increased our use of focus groups to support product development. These focus groups are an important tool for acquiring feedback on not-yet-released products, or new products, before they are broadly released to the market, and enable us to make changes to the product before we invest in a widespread product release.

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

On April 5, 2010, we entered into a definitive purchase agreement to sell the Rainbow Casino. The sale closed on June 8, 2010. Under the terms of the agreement, we received approximately $80.0 million in an all-cash transaction. During fiscal year 2010, the Company recognized a gain on the sale of Rainbow of $22.1 million (net of approximately $12.2 million in income taxes). During fiscal year 2011, the Company recognized a loss on the sale of Rainbow of approximately $0.4 million, net of income taxes, for certain post-closing adjustments.

The assets and liabilities of the Rainbow Casino were classified as held for sale as of June 30, 2009 and the results of its operations for the years ended June 30, 2011, 2010 and 2009 were classified as discontinued operations because we do not receive significant cash flows from the Rainbow Casino after the sale.

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

Product Markets

We believe that the total installed base of gaming devices in North America is approximately 987,000 units, with approximately 889,000 units in the United States alone. This total includes land-based, riverboat, Native American casinos and video lottery markets. New sales opportunities for gaming devices in the United States and Canada are primarily driven by replacement of existing units, new casino openings or expansions and the legalization of gaming in new markets. The gaming industry also continues to expand in international markets. Europe, Latin America, South America, Mexico and Asia-Pacific are currently our primary international markets. We regularly evaluate expanding our business into additional international markets, including the risks attendant to such foreign operations, including those described in Item 1A, Risk Factors.

We distribute our gaming devices through direct sales efforts and through a small number of distribution arrangements. Our international business is conducted primarily from offices in Amsterdam, Netherlands for customers in Europe; Puerto Rico for customers in the Caribbean/Latin America; Buenos Aires, Argentina for customers in South America; Mexico City for customers in

Mexico; and Macau, China for customers in Asia-Pacific; and Sydney, Australia for customers in Australia and New Zealand.

The primary markets for casino enterprise systems are the United States and, to a lesser extent, Canada, South America, Europe, the Pacific Rim and the Caribbean/Latin America, though additional international markets are beginning to emerge. The market for our casino enterprise systems includes new casino openings, expansions, upgrades of existing facilities, and the competitive replacement of other systems. We also generate new system sales through the introduction of new hardware and software products. In many cases, domestic regulations require the implementation of a system as part of their operational requirements while international markets have only recently begun the full implementation of such systems. We believe, as international markets begin to mature and become more competitive, the use of systems will become more common.

Competition and Product Demand

The demand for gaming devices, content, and systems varies depending on the level of new construction and renovation of casinos as well as market conditions that might generate the need for new and replacement equipment and product innovation. For the year ended June 30, 2011, our 10 largest customers, including corporate customers with multiple casino properties, accounted for approximately 22% of gaming device sales.

The demand for casino enterprise systems is driven by regulatory requirements in each applicable jurisdiction and by gaming operators' competitive need to properly track device and player activity and to establish and compile individual device and player profitability and other demographic information. These features enable casinos to develop or enhance marketing strategies. As more and more gaming operators move to high-speed networked floors, we expect the demand for new systems technologies will increase as customers replace older systems with new network and server-based systems solutions that enable activities such as centralized management and floor-wide events and tournaments on each gaming device. Revenues for casino enterprise systems are derived from selling products to new or existing customers. For the year ended June 30, 2011, the 10 largest casino enterprise system customers, that include certain multi-site operators that have corporate agreements, accounted for approximately 44% of systems revenues, with the largest customer accounting for 10% of these revenues.

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

Las Vegas and Reno Technology Campus

We lease an additional 36,000 of office space next door to our global headquarters facility in Las Vegas to create a Technology Campus for our game development, advanced development, and project management teams. In addition, we consolidated multiple facilities in Reno, Nevada, eliminated certain locations and leased additional space for a combined total of approximately 83,000 square feet to provide a more cohesive and larger campus-style environment to accommodate the growth of our game development, system development, product management, and administrative functions in northern Nevada.

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

Patent, Copyright and Trade Secret Protection

We have been a long-standing participant in the development of intellectual property in our industry. While we do not believe that any single patent or series of patents or other intellectual property is crucial to our business, we use a combination of patents, copyrights, trade secrets, trademarks and proprietary information to maintain and enhance our competitive position, protect our products, and defend against litigious competitors. We have been granted over 300 patents related to games and systems, most of which are unexpired, and have approximately 600 patent applications pending in the United States as well as in many foreign countries. The expiration dates of these patents vary and are based on their filing and issuances dates. We intend to continue to actively file for patent protection, where such filings are commercially reasonable, within and outside the United States. We also seek protection for a large number of our products by registering hundreds of trademarks and copyrights in the United States and various foreign countries. Under permission or license agreements with third parties, we also sell products covered by independently filed copyrights and trademarks. Typically, these contracts require us to pay royalties to the licensing party. Royalty expenses are included in cost of gaming and systems in our consolidated financial statements included in this report.

Employees and Labor Relations

As of June 30, 2011, we and our subsidiaries employed approximately 2,827 individuals worldwide. None of our employees are covered by collective bargaining agreements. We believe we have satisfactory relationships with our employees.

Financial Information

The other financial information that is required to be included in this Item 1, Business is set forth in Item 6, Selected Financial Data with respect to our revenues, profits and losses, and assets, and in Note 16 to the consolidated financial statements, Segment and Geographical Information with respect to domestic and foreign revenues and assets.

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

Our success in the gaming industry depends in large part on our ability to manage and frequently introduce innovative products on a timely basis. If we fail to keep pace with rapid innovations in new technologies or product design and deployment, our business could be adversely affected.

Our success is dependent on our ability to develop and sell new products that are attractive to casino operators and other gaming enterprises and their customers. Furthermore, if our gaming devices deployed in gaming operations do not meet or sustain revenue and profitability expectations, they may be replaced by our competitors' products or removed altogether or we may experience a reduction in fees generated from our participation arrangements. Therefore, our success depends upon our ability to continue to design, manage and frequently market and update technologically sophisticated products that meet our customers' needs regarding ease of use and adaptability, and that are unique and entertaining such that they achieve high levels of player appeal and sustainability. If our competitors develop new game content and technologically innovative products and we fail to keep pace, our business could be adversely affected. Further, our products could suffer a loss of floor space to table games or other more technologically advanced games. There is no assurance that our investments in research and development will lead to successful new technologies or timely new products.

The demands of our customers and the preferences of the end players are continually changing. There is constant pressure to develop and market new game content and technologically innovative products. Our revenues are dependent on the earning power and life span of our games. We therefore face increased pressure to design and deploy new and successful game themes to maintain our revenue and remain competitive. The success of newly introduced technology and products, such as our Pro Series cabinets and ALPHA 2 platform and our iView Display Manager, is dependent on customer and end player acceptance as well as the reliability and performance of our products. Our customers will generally only accept a new product if we can show that it is likely to produce more revenue and net wins than our existing products and our competitors' products. While we feel we have been successful at developing new and innovative products, our ability to do so could be adversely affected by:

  •
  a decline in the popularity of our gaming products with end players;

  •
  a decision by our customers to reduce the number of gaming devices on their gaming floor;

  •
  a decision by our customers or the gaming industry in general to cut back on purchases of new gaming devices or to cancel or return previous orders, content, or systems in anticipation of newer technologies;

  •
  an inability to roll out new games, services or systems on schedule due to delays in regulatory product approval in the applicable jurisdictions; and

  •
  an increase in the popularity of our competitors' games.

If a new product does not gain market acceptance, our business could be adversely affected. Most directly, if a product is unsuccessful we could incur losses and also be required to increase our inventory obsolescence charges. Further, our newer products are generally technologically more sophisticated than those we have produced in the past and we must continually refine our production capabilities to meet the needs of our product innovation. If we cannot adapt our manufacturing infrastructure to meet the needs of our product innovations, if we are unable to make upgrades to our production capacity in a timely manner, or if we commit significant resources to upgrades for products that are ultimately unsuccessful, our business could be adversely affected. In addition, because of the sophistication of our newer products, they are generally more expensive to produce. If the increase in the average selling price of these new products is not proportionate to the increase in production cost, in each case as compared to our prior products or, if the average cost of production does not go down over time, whether by reason of long-term customer acceptance, our ability to find greater efficiencies in the manufacturing process as we refine our production capabilities or a general decrease in the cost of the technology, our margins will suffer.

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

The demand for entertainment and leisure activities tends to be highly sensitive to consumers' disposable incomes, and thus can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond our control. Unfavorable changes in general economic conditions, including recession, economic slowdown, sustained high levels of unemployment, and higher fuel or other transportation costs, may reduce disposable income of casino patrons or result in fewer patrons visiting casinos. As a result, we cannot ensure that demand for our products or services will remain constant. Continued adverse developments affecting economies throughout the world, including a general tightening of the availability of credit, decreased liquidity in many financial markets, increasing interest rates, increasing energy costs, acts of war or terrorism, transportation disruptions, natural disasters, declining consumer confidence, sustained high levels of unemployment or significant declines in stock markets, as well as concerns regarding epidemics and the spread of contagious diseases, could lead to a further reduction in discretionary spending on leisure activities such as gambling. Any significant or prolonged decrease in consumer spending on leisure activities could greatly affect the gaming industry, causing some or all of our customers to decrease spending or ultimately declare bankruptcy, each of which would adversely affect our business. If we experience a significant unexpected decrease in demand for our products, we could incur losses and also be required to increase our inventory obsolescence charges.

Our failure to collect outstanding accounts receivable or the deterioration of the financial condition of our customers could negatively impact our business. Development financing loans could adversely impact liquidity or cause us to incur loan losses. We have, and may continue, to incur additional provision for bad debt related to credit concerns on certain receivables.

We have offered extended payment terms to certain customers, including those in foreign jurisdictions. As a result, the collection of accounts receivable has become a matter of greater significance. While we believe the increased level of credit offered to customers has allowed us to grow our business, both domestically and internationally, it has also required direct, additional focus of and involvement by management. A decline in the relative health of the gaming industry, whether as a result of a general economic downturn or otherwise, and the difficulty or inability of our customers to obtain capital to finance their ongoing operations and purchase our products and services could adversely affect our revenues and collection of our outstanding receivables. Further, and especially due to the current downturn in the economy, some of our customers may not pay accounts receivable when due, whether as a result of financial difficulties, bankruptcy or otherwise, or because of assertion of sovereign immunity, or other defenses, resulting in increased write-offs for us. In addition, extended payment term arrangements are more prevalent with our customers in foreign jurisdictions which can implicate additional variables not present in our domestic transactions, and there is greater risk that those amounts will not be collected.

We have also provided financing for expansion or construction of gaming locations and other business purposes, including amongst other things, to assist customers with upfront payments to obtain gaming licenses abroad. These financing activities subject us to increased credit risk in certain regions, which could be exacerbated by unfavorable economic conditions or other political or economic instability in those regions. In addition, the repayment of these loans by the customer are contingent upon their operating performance which may be affected by delays in regulatory approval, as well as delays in the construction and opening of the individual gaming locations. Without the operation of gaming activities our customers may not be able to repay these loans. For example, we loaned a significant amount to an undercapitalized customer in Italy with limited operations to allow it to make advance payments necessary to obtain gaming licenses. If the customer does not otherwise commence gaming activities it will not be able to repay the loan. We have in the past and may in the future incur losses on these types of investments and loans. We monitor our investments and financing activities to assess impairment on a quarterly basis. Our results of operations, liquidity, or financial position may be negatively impacted if we are unable to collect on loans or profit from our investments.

The gaming industry is intensely competitive. We face competition from a number of companies, some of whom have greater resources, and if we are unable to compete effectively or expand into new markets, our business could be negatively impacted.

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

Competition in the gaming industry is intense due to the limited number of providers, as well as the limited number of casino operators and other gaming enterprises and jurisdictions in which they operate. Price, accuracy, reliability, and product features and functions are among the factors affecting a provider's success in selling its products. Obtaining space and favorable placement on casino gaming floors is also a competitive factor in our industry. Consolidation among the casino operators and cutbacks in spending by some operators due to the downturn in the economy has increased the level of competition among providers significantly as the amount of capital spend from casino patrons has decreased.

Because of the level of competition we face, our success and profitability is dependent in part on our ability to successfully enter new markets. However, because the rate of growth of gaming in North America has diminished and machine replacement is at historically low levels, the competition has only intensified. Any protracted slowdown in the establishment of new gaming jurisdictions or delays in the opening of new or expanded casinos and continued declines in, or low levels of demand for, machine replacements could further heighten the competition we face and adversely affect the demand for our products and our future profits.

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

Our business is dependent on international markets for a portion of our revenues. As of June 30, 2011, we had approximately $111.7 million of net accounts and notes receivable (current and long-term), or approximately 40 percent of our total net accounts and notes receivable, from customers in foreign countries. We expect that receivables with respect to foreign sales will continue to account for a significant portion of our total revenues. Our business in these markets is subject to a variety of risks, including:

  •
  recessions in foreign economies;

  •
  expropriation, nationalization and limitation or restriction on repatriation of earnings;

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

We may not be able to attract and retain the management or employees necessary to remain competitive in our industry.

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

The manufacture and distribution of gaming devices, development of systems and the conduct of gaming operations are subject to extensive federal, state, local and foreign regulation by various gaming authorities. Each of our games and systems hardware and software must be approved in each jurisdiction in which it is placed. Our ability to continue to operate in certain jurisdictions or our ability to expand into new jurisdictions or our ability to launch new product offerings could be adversely affected by:

  •
  delays in the adoption of or, changes to legislation to permit or expand gaming in new and existing jurisdictions;

  •
  unfavorable public referendums, such as referendums to increase taxes on gaming revenues;

  •
  unfavorable legislation affecting or directed at manufacturers or gaming operators;

  •
  adverse changes to and new interpretations of existing gaming regulations and findings of non-compliance with applicable gaming regulations;

  •
  delays in approvals from regulatory agencies;

  •
  a limitation, conditioning, suspension or revocation of any of our gaming licenses or approvals of our games or system hardware or software;

  •
  unfavorable determinations or challenges of suitability by gaming regulatory authorities with respect to our officers, directors, major stockholders or key personnel; and

  •
  the adoption of new laws and regulations, or the repeal or amendment of existing laws and regulations, including, but not limited to, internet gaming.

The enactment of unfavorable legislation or government efforts affecting or directed at manufacturers or gaming operators, such as referendums to increase gaming taxes or requirements to use local distributors, would likely have a negative impact on our operations.

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

We also rely on trade secrets and proprietary know-how. We enter into confidentiality agreements with our employees and independent contractors regarding our trade secrets and proprietary information, but we cannot assure you that the obligation to maintain the confidentiality of our trade secrets or proprietary information will be honored. Despite various confidentiality agreements and other trade secret protections, our trade secrets and proprietary know-how could become known to, or independently developed by, competitors.

We may be subject to claims of intellectual property infringement or invalidity. Expenses incurred with respect to monitoring, protecting, and defending our intellectual property rights could adversely affect our business.

Competitors and others may infringe on our intellectual property rights, or may allege that we have infringed on theirs. Monitoring infringement and misappropriation of intellectual property can be difficult and expensive, and we may not be able to detect infringement or misappropriation of our proprietary rights. We may also incur significant litigation expenses protecting our intellectual property or defending our use of intellectual property, reducing our ability to fund product initiatives. These expenses could have an adverse effect on our future cash flows and results of operations. We have in the past and are currently subject to litigation regarding patent infringement which, if resolved adversely to us, could have a material impact on our business. If we are found to infringe on the rights of others we could be required to discontinue offering certain products or systems, to pay damages, or purchase a license to use the intellectual property in question from its owner. Litigation can also distract management from the day-to-day operations of the business. There can be no assurances that certain of our products, including those with currently pending patent applications, will not be determined to have infringed upon an existing third party patent.

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

Our success depends on our ability to avoid, detect, replicate and correct software and hardware errors and fraudulent manipulation of our products. All of our games are designed with security features to prevent fraudulent activity. However, we cannot guarantee that these features will effectively stop all fraudulent or subversive activities. If our security features do not prevent these types of activities, we could adversely be affected. To the extent any of our products experience errors or fraudulent manipulation, our customers may replace our products with those of our competitors. In addition, the occurrence of errors in, or fraudulent manipulation of, our products may give rise to claims for lost revenues and related litigation by our customers and may subject us to investigation or other action by gaming regulatory authorities, including shutting down our gaming machines, suspension or revocation of our gaming licenses or disciplinary action. Additionally, in the event of such issues with our products, substantial engineering and marketing resources may be diverted from other areas to rectify the problem.

Our credit agreement imposes significant restrictions. Failure to comply with these restrictions could result in the acceleration of a substantial portion of our debt, which we may not be able to repay or refinance.

Our credit agreement contains covenants that restrict our ability and certain of our subsidiaries to (among other things):

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

In addition, our credit agreement requires us to maintain compliance with certain financial ratios. Our ability to comply with such financial ratios, meet our debt service obligations, or reduce our total debt is dependent upon our future performance, which may be affected by events beyond our control. There can be no assurance that we will be able to comply with such restrictions and limitations, or that they will not adversely affect our ability to finance our future operations or capital needs or engage in other business activities that would otherwise be in our interest.

A breach of any of our covenants or our inability to comply with the required financial ratios under the credit agreement or under any replacement credit agreement could result in a default under such credit agreement. In the event of a default, the lenders could elect to declare all borrowings outstanding under such credit agreement, together with any accrued interest and other fees, to be due and payable, as well as require us to apply all available cash to repay the amounts. If we were unable to repay the indebtedness upon its acceleration, the lenders could proceed against the underlying collateral. There can be no assurance that our assets would be sufficient to repay the amount in full, that we would be able to borrow sufficient funds to refinance the indebtedness or that we would be able to obtain a waiver to cure the default.

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

Our reported results can be affected adversely by the implementation of new, or changes in the interpretation of existing, accounting principles or financial reporting requirements.

Our financial reporting complies with accounting principles generally accepted in the United States of America ("U.S. GAAP"), and U.S. GAAP is subject to change over time. If new rules, or interpretations of existing rules, require us to change our financial reporting (including the proposed lease accounting changes and the adoption of international financial reporting standards ("IFRS") in the United States), our reported results of operations and financial condition could be affected substantially, including requirements to restate historical financial reporting. As an example, the adoption of IFRS could affect many of our financial ratios and covenant compliance calculations under our credit agreement. We may or may not be successful in changing the original financial ratios based on U.S. GAAP with our lenders, and if successful, we may incur additional costs in updating our credit agreement for these new ratios.

As we introduce new products and transactions become increasingly complex, additional analysis and judgment is required to account for and recognize revenues in accordance with U.S. GAAP. Transactions may include multiple element arrangements and/or software components and applicable accounting principles could further change the timing of revenue recognition and could adversely affect our financial results for any given period. Fluctuations may occur in our deferred revenues and reflect our continued shift toward more multiple element contracts that include systems and software.

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

  •
  general economic conditions.

In certain sales of new gaming machines and the placement of participation gaming machines, we have offered free gaming machines and free conversions, while at the same time we continue to charge our customers for gaming machines and conversions upgrade kits. We cannot be sure that competitive pressure will not cause us to increase the number of free gaming machines and conversions we are expected to offer to our customers, which would decrease the revenue we expect to receive and reduce our gross profit.

Our gross margins are impacted in a given period by a number of different factors. For example, our gross margins would be adversely affected by both decreases to the average selling prices of our units or our average daily revenue from gaming operations. The introduction of new products can also impact gross margins. Increases to our costs of products sold, whether from higher material costs due to the fluctuating commodities markets, higher labor costs, increased freight charges reflecting escalating energy prices or the use of higher-priced technology in newer products, can also have a negative impact on gross margins. These and other factors are likely to cause our financial results to fluctuate from quarter to quarter. We believe that quarter-to-quarter comparisons of our results of operations may not be meaningful. In addition, such fluctuations could cause us to be unable to comply with the financial ratios in our credit agreement.

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

Bally Gaming Equipment and Systems

Global Headquarters and Manufacturing and Assembly Facility

We maintain our global headquarters and our primary manufacturing and assembly facilities in Las Vegas, Nevada in a facility with approximately 150,000 square feet that we own. The facility is used for corporate administrative functions as well as to accommodate the design, assembly and distribution of gaming equipment and casino management systems' hardware and to meet product design demands and varying levels of volume requirements. We also lease an additional 129,000 square feet of office and warehouse space in the general area of our main facility.

Las Vegas and Reno Technology Campus

In addition to the Las Vegas facilities described above, in fiscal year 2009 we began leasing an additional 36,000 square feet of office space next to our global headquarters to create a Las Vegas Technology Campus for our Games Development, Advanced Development and Project Management teams. We have also consolidated multiple facilities, eliminated certain locations and leased additional space in Reno, Nevada for a combined total of approximately 83,000 square feet to provide a more cohesive and larger campus-style environment to accommodate the growth of our Games Development, Systems Development, Sales, Product Management, and Administrative functions in northern Nevada.

Innovation Lab

Bally's Global Innovation Lab is located in Pleasanton, California, a major suburb of San Francisco. We lease a facility with approximately 6,250 square feet that allows the Company to draw from the significant high-tech talent that resides in the Silicon Valley.

Other Leased Facilities

India—We lease approximately 105,000 square feet of office and R&D space in Bangalore and Chennai.

Netherlands—We lease approximately 16,000 square feet of sales, service and warehouse space in Amsterdam and Diemen.

China—We lease approximately 24,000 square feet of sales, marketing and warehouse space in Macau.

South America—We lease approximately 25,000 square feet of office and warehouse space in Buenos Aires, Argentina, Lima, Peru and Montevideo, Uruguay.

In addition to the facilities described above, we maintain leased space in major gaming jurisdictions worldwide including approximately 103,000 square feet of office, sales and service, R&D and warehouse space throughout the United States, and approximately 27,000 square feet of office, sales and service, R&D and warehouse space in Europe, Asia, South Africa, Australia and Mexico. These facilities are located in the cities listed below. Each property is fully utilized unless otherwise noted with an asterisk (*).

United States	Europe, Asia, South Africa, Australia and Mexico
Scottsdale, Arizona	Nice, France
Huntington Beach, California	Chestergates, United Kingdom
Murrietta, California	Rome, Italy
San Diego, California	Singapore, Singapore
Golden, Colorado	Kyalami, Midrand, South Africa
Dover, Delaware	Sydney, Australia
Davie, Florida	Mexico City, Mexico
Kennesaw, Georgia
Naperville, Illinois
Tinley Park, Illinois
Biloxi, Mississippi
Egg Harbor Township, New Jersey
Chester, New York
Oklahoma City, Oklahoma
Fife, Washington
Kirkland, Washington*
San Juan, Puerto Rico

ITEM 3.    LEGAL PROCEEDINGS

Bally has been named in and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits to have a material effect on our financial position or results of operations. A description of certain of these matters is contained in Note 15 to the consolidated financial statements, Commitments and Contingencies, and is incorporated herein by reference.

ITEM 4.    (REMOVED AND RESERVED)

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (the "NYSE") under the symbol "BYI". The following table sets forth the high and low closing bid price of our common stock as reported by the NYSE for the periods indicated.

	Price Range of Common Stock
	High	Low
Fiscal Year Ended June 30, 2011
1st Quarter	$35.37	$30.75
2nd Quarter	43.59	34.03
3rd Quarter	43.41	34.58
4th Quarter	41.01	35.75
Fiscal Year Ended June 30, 2010
1st Quarter	$42.06	$27.79
2nd Quarter	44.61	35.45
3rd Quarter	46.56	37.64
4th Quarter	46.85	32.39

As of August 22, 2011, we had approximately 4,800 holders of record of our common stock and the closing price on the NYSE was $28.92.

Dividend Policy

We have never declared or paid cash dividends on our common stock. Our credit agreement materially limits our ability to pay dividends on our common stock, as discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 9 to the consolidated financial statements, Long-Term Debt. We intend to follow a policy of retaining earnings to finance the growth of our business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on our common stock will be at the sole discretion of our Board of Directors and will depend on our profitability, the terms of our credit agreement and our financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors the Board of Directors deem relevant.

Share Repurchases

On April 4, 2010, the Company's Board of Directors approved a new share repurchase plan under which, subject to price and market conditions, purchases of shares of common stock can be made from time to time in the open market or in private negotiated transactions using available cash, in an aggregate amount of up to $150 million. On April 6, 2011, the Company's Board of Directors increased the share-repurchase program to an amount equal to $550 million minus the amount repurchased in the tender offer described below.

On April 8, 2011, the Company launched a modified Dutch auction tender offer to purchase up to $400 million in value of its common stock. As of May 12, 2011, the shareholders tendered 9,912,993 shares of the Company's common stock at $40.18 per share for an aggregate cost of approximately $398.3 million.

Our quarterly share repurchases under these plans, excluding treasury shares acquired in non-cash transactions related to forfeited stock awards and shares exchanged for options exercised, were as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (Per Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs
April 1 - April 30, 2011	—	—	—	$550,000,000
May 1 - May 31, 2011	9,912,993	$40.18	9,912,993	$151,658,558
June 1 - June 30, 2011	—	—	—	$151,658,558

Total	9,912,993	$40.18	9,912,993

Stock Performance Graph

The following graph compares the cumulative 5-year total return to shareholders on Bally Technologies Inc.'s common stock relative to the cumulative total returns of (i) the S&P 500 index, (ii) the Russell 2000 index and (iii) a customized peer group of five companies that includes: Aristocrat, IGT, Scientific Games Corp., Shuffle Master Inc and WMS ("Peer Group"). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the company's common stock, in each index and in the peer group on June 30, 2006 and its relative performance is tracked through June 30, 2011.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Bally Technologies Inc., the S&P 500 Index,
the Russell 2000 Index and a Peer Group

*Comparison of 60 Month Cumulative Return:

	6/06	6/07	6/08	6/09	6/10	6/11
Bally Technologies Inc.	100.00	160.41	205.22	181.66	196.66	246.99
S&P 500	100.00	120.59	104.77	77.30	88.46	115.61
Russell 2000	100.00	116.43	97.58	73.17	88.89	122.15
Peer Group	100.00	106.06	67.55	45.61	44.69	43.29

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected statement of operations data for fiscal years 2011, 2010 and 2009, and selected balance sheet data for fiscal years 2011 and 2010 has been derived from the consolidated financial statements, which appear elsewhere in this Annual Report on Form 10-K. The Selected Financial Data should be read in conjunction with:

  •
  Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; and

  •
  Item 8, Financial Statements and Supplementary Data.

	Year Ended June 30,
	2011	2010	2009	2008	2007
	(in 000s, except per share amounts)
Statement of Operations Data:
Revenues	$758,155	$778,191	$843,760	$852,392	$634,643
Operating income (loss)(1)	151,535	184,110	203,018	181,719	49,078
Income from continuing operations before income taxes	143,393	170,818	184,960	160,985	20,063
Income tax expense	(45,182)	(60,721)	(64,781)	(61,282)	(5,352)

Income from continuing operations	98,211	110,097	120,179	99,703	14,711
Income from discontinued operations(2), net of tax	—	7,181	8,057	12,120	12,420
Gain (loss) on sale of discontinued operations(2), net of tax	(403)	22,079	—	—	—

Net income(1)	97,808	139,357	128,236	111,823	27,131
Less: net income attributable to noncontrolling interests	(455)	1,880	1,927	4,616	4,803

Net income attributable to Bally Technologies, Inc.	$98,263	$137,477	$126,309	$107,207	$22,328

Basic earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations	$1.90	$2.00	$2.19	$1.78	$0.22
Income from discontinued operations	—	0.11	0.13	0.19	0.20
Gain (loss) on sale of discontinued operations	(0.01)	0.41	—	—	—

Total	$1.89	$2.52	$2.32	$1.97	$0.42

Diluted earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations	$1.82	$1.89	$2.10	$1.67	$0.21
Income from discontinued operations	—	0.11	0.12	0.18	0.19
Gain (loss) on sale of discontinued operations	(0.01)	0.38	—	—	—

Total	$1.81	$2.38	$2.22	$1.85	$0.40

	Year Ended June 30,
	2011	2010	2009	2008	2007
	(in 000s, except per share amounts)
Statement of Cash Flows Data:
Continuing operations:
Operating activities	$56,756	$129,125	$153,308	$56,275	$16,847
Investing activities	(29,220)	(32,324)	(28,966)	(23,231)	(24,741)
Financing activities	(106,466)	(83,921)	(131,250)	(19,009)	23,199
Effect of exchange rate changes on cash	669	(396)	(71)	1,159	176
Discontinued operations:
Operating activities	(403)	(9,483)	8,868	15,645	12,182
Investing activities	—	78,757	(6,756)	(3,211)	(3,963)
Financing activities	—	(1,267)	(1,371)	(1,930)	(1,899)
Decrease in cash and cash equivalents of discontinued operations	—	8,712	2,133	15	1,308

Increase (decrease) in cash and cash equivalents	$(78,664)	$89,203	$(4,105)	$25,713	$23,109

	As of June 30,
	2011	2010	2009	2008	2007
	(in 000s)
Balance Sheet Data:
Cash and cash equivalents	$66,425	$145,089	$55,886	$59,991	$34,278
Total current assets	473,677	476,409	465,607	587,584	461,708
Total current liabilities	160,616	174,553	178,050	294,398	256,938

Net working capital	313,061	301,856	287,557	293,186	204,770
Total assets	927,394	913,176	880,882	995,124	824,895
Total long term debt and capital leases, including current maturities(3)	515,403	173,793	209,087	304,504	333,854
Total stockholders' equity(3)	214,592	544,192	438,749	325,107	200,402

(1)
We have recorded the following significant items affecting comparability of operating income and/or net income:

•
Net income in fiscal year 2011 and 2009 was affected by debt issuance costs write-offs of $4.1 million and $0.7 million, respectively.

•
Operating income and net income in fiscal year 2010 were impacted by impairment charges of $11.4 million.

•
Operating income and net income were affected by inventory write-downs of $3.6 million, $2.0 million, $4.5 million, $9.2 million and $10.5 million in fiscal years 2011, 2010, 2009, 2008 and 2007, respectively.

(2)
Discontinued operations consist of:

•
We previously owned and operated the Rainbow Casino, a dockside riverboat casino in Vicksburg, Mississippi. The sale was completed on June 8, 2010 and was an all-cash transaction for approximately $80.0 million which resulted in a gain in fiscal year 2010 of $22.1 million, net of tax. In fiscal year 2011, we reduced the gain on sale by approximately $0.4 million, net of tax, for certain post-closing adjustments.

(3)
During fiscal year 2011 we purchased $477.2 million of our common stock and entered into an amended and restated credit agreement that provided for a $700 million senior secured credit facility comprised of a $300 million, five-year term loan and a $400 million, five-year revolving credit facility.

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

We previously owned and operated the Rainbow Casino, a dockside riverboat casino in Vicksburg, Mississippi. On April 5, 2010, we entered into a definitive purchase agreement to sell the Rainbow Casino. The sale closed on June 8, 2010. As a result of the sale, our Casino Operations were classified as discontinued operations in the accompanying financial statements. See Note 3 to the consolidated financial statements, Discontinued Operations.

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

We review certain financial measures in assessing our financial condition and operating performance not only in connection with creating our forecasts and in making comparisons to financial results from prior periods, but also in making comparisons to our competitors' financial results and our internal financial plans. We focus on fluctuations in revenue, cost and gross margin and also pay close attention to changes in our consolidated operating income, net income, diluted earnings per share, Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, including asset charges and share-based compensation), cash flows from operations and free cash flow (cash flows from operating activities less capital expenditures) as they are key indicators of our success. We also measure changes in selling, general and administrative ("SG&A") expenses as a percent of revenue, which indicate management's ability to control costs, as well as changes in research and development ("R&D") costs as a percent of revenue, which demonstrate our investment in technology and product development. The measures listed above are not a comprehensive list of all factors considered by us in assessing our financial condition and operating performance, and we may consider other individual measures as required by trends and discrete events arising in a specific period, but they are the key indicators.

We are currently operating in a challenging economic environment. The combination of economic uncertainty, lower demand for replacement products and reduced opportunities from new or expanded markets has negatively impacted the gaming sector and our consolidated results. The gaming sector was and continues to be negatively impacted by lower consumer spending. As a result of the challenging economic environment, we have provided select customers a greater amount of payment terms for periods up to one year, and in some cases for periods up to three years. We expect to continue to extended credit for these longer periods for the foreseeable future.

Our operating results for fiscal year 2011and fiscal year 2010 reflect the continued tough economic conditions currently facing the gaming industry, which has resulted in a slow domestic replacement cycle and a lower number of casino openings and expansions, combined with lower system revenues in fiscal year 2011 resulting from the timing of implementations and longer than expected customer decision making cycles.

Game equipment revenues were $246.6 million, $273.7 million and $357.0 million for the years ended June 30, 2011, 2010 and 2009, respectively. The decrease in revenue reflects the lower number of new casino openings and expansions in fiscal year 2011 combined with a slow domestic replacement cycle. During the years ended June 30, 2011, 2010 and 2009, we sold 9,552, 10,813 and 16,848 new gaming devices in the United States and Canada, respectively, of which 8,455, 8,911 and 13,032, were replacement units, respectively. In calendar year 2010, we released our new Pro Series cabinets with ALPHA 2 technology which are state of the art for the industry with regards to ergonomics, processing power, display technology, input device, operating system, sound and serviceability. This new platform allows us to develop new, more compelling games and also facilitates our game download solution for customers. The majority of our Pro Series cabinets feature our latest innovation, iDeck, an LCD (liquid crystal display) touch screen that replaces the traditional button panel and OLED's (Organic light-emitting diodes). iDeck is the first of its kind multi-touch fully programmable and downloadable button panel which offers opportunity to add more interaction to the game-play experience with mystery bonus events, virtual shooting galleries and skill-based bonus games.

Systems revenues were $193.0 million, $217.5 million and $211.8 million for the years ended June 30, 2011, 2010 and 2009, respectively. Systems revenues were negatively impacted by the timing of certain customer decisions regarding system purchases and upgrades which impacted implementation timelines during fiscal year 2011. Maintenance revenue increased 12% in the year ended June 30, 2011, when compared to the same period last year, as a result of an increased install base of customers utilizing our systems. Even though systems sales were negatively impacted by customers delaying purchases due to the prolonged, challenging economic environment, the new SDS Version 11, which runs on both Unix and Windows using the same code base, our iVIEW DM and our Elite Bonusing Suite are generating positive interest. We recently announced an enterprise-wide agreement with one of the world's largest casino entertainment companies to implement iView DM player-user-interfaces across their casino operations. Despite the challenging economic conditions, we have continued to invest in the basics of enterprise software development, delivery, customer support and services discipline, on improving core products, providing quality upgrade options for our customers, and increasing customer satisfaction levels through better service and support which are all serving us well in these difficult economic times.

Despite the prolonged, challenging economic conditions and the absence of revenue from the charitable bingo market in Alabama, (see Note 4 to the consolidated financial statements, Impairment Charges), gaming operations revenues continued to increase at $318.6 million, $287.0 million and $275.0 million during the years ended June 30, 2011, 2010 and 2009, respectively. Revenues were stronger year over year due primarily to the continued performance of existing and new premium game titles which increased rental and participation revenue, and increases in our centrally determined business. We experienced significant growth in the installed base of our rental and daily-fee games which increased by approximately 1,121 units over June 30, 2010. Fiscal year 2011 results benefitted from our growing product offerings and innovations, such as U-Spin, our first in a series of play mechanics utilizing gesture control, and the continued success of our Cash Spin game, Digital Tower Series platforms and Hot Shot family of games. We also introduced the first dual wheel game with Vegas Hits in addition to the release of Cash Wizard, our first Alpha 2 premium game with a spinning wheel bonus. In the fourth quarter of fiscal year 2011, we released our first Hammer Head products to our wide-area progressive game lineup and also introduced a follow-up to Cash Spin called Hot Spin, where the player can choose the symbol and thereby the frequency of the bonus wheel feature. Additionally, we introduced Betty Boop Love Meter, a wide-area progressive game. We continue to focus our development efforts on the introduction of new and innovative games and cabinets both for our spinning-reel and video platforms.

International revenues were $138.9 million, $157.0 million and $141.9 million for the years ended June 30, 2011, 2010 and 2009, respectively. International revenues decreased in fiscal year 2011, when compared to the same period last year, due primarily to a decrease in sales in Mexico, and Asia, which was slightly offset by increases in sales in South America during the same period. We continue to focus on international expansion opportunities and began selling our games in Australia in the fourth quarter of fiscal year 2011. In addition, we are testing with the Italian regulatory authorities and expect we will be approved to place gaming machines in the market in the first half of fiscal year 2012.

There are several new and potential gaming market developments that we believe will benefit us in the long term. In North America, we are focused on approved new jurisdictional opportunities and expansions in Canada, Illinois, Ohio, New York, Kansas, Maryland, New Jersey, Louisiana, Mississippi and California, and the potential for new market opportunities in Massachusetts, Minnesota, Michigan, Maine and Texas. The breadth and timing of such opportunities remain uncertain due to the legislative process in these jurisdictions, as well as the difficult credit environment facing certain of our customers and the risk of the gaming industry impact of continued economic uncertainty. We are also engaged in expanding our position in South Africa, Australia, New Zealand, and Mexico, as it continues to move towards Class III gaming, and, in the future, we also expect to generate revenue from the new Italian VLT market and from potential new markets in Eastern Europe, Africa, Greece, Taiwan, Korea, and Brazil. Further, as we continue to grow and gain market share in Asia, opportunities are anticipated to arise in that region which would enable us to further expand internationally.

Net cash provided by operating activities from continuing operations was $56.8 million, $129.1 million and $153.3 million for the years ended June 30, 2011, 2010 and 2009, respectively. Cash flows provided by operating activities from continuing operations in the current period were negatively impacted by our investment in inventories to significantly expand our installed base of leased gaming equipment and to build games for the new market opportunity in Italy and, to a lesser extent, a reduction in income from continuing operations. In addition, during fiscal year 2010, we recorded impairment charges of $11.4 million related to our exit from the charitable bingo gaming market in Alabama.

On April 8, 2011, we launched a modified Dutch auction tender offer to purchase up to $400 million of our common stock. On May 12, 2011, we purchased 9.9 million shares of our common stock under the tender offer at $40.18 per share for $398.3 million. On April 15, 2011, we entered into an amended and restated credit agreement that provided for a $700 million senior secured credit facility comprised of a $300 million, five-year term loan and a $400 million, five-year revolving credit facility. We utilized proceeds from the amendment and restatements of the credit facility to fund the shares repurchased under the tender offer. During fiscal year 2011, in addition to the 9.9 million shares purchased under the tender offer, we purchased 2.0 million shares of our common stock for approximately $75.7 million.

Management continuously monitors and reviews its SG&A expenses in comparison to revenues. SG&A expenses from continuing operations increased to $225.0 million from $203.2 million during the years ended June 30, 2011 and 2010, respectively. SG&A expenses from continuing operations increased as a percentage of revenue to 30% during the year ended June 30, 2011, compared to 26% and 25% during the years ended June 30, 2010 and 2009, respectively. The increase in SG&A expenses as a percentage of revenue during the year ended June 30, 2011 was due primarily to the decrease in revenue during the current period coupled with increases in payroll and related expenses, legal fees, travel and entertainment and bad debt expense, which were offset by decreases in outside services and temporary labor during the same periods. The increase in SG&A expenditures for legal fees and travel and entertainment reflect our investment in potential new markets.

Results of Operations

The summary financial results and operating statistics are as follows:

	Year Ended June 30,
	2011	% Rev	2010	% Rev	2009	% Rev
	(dollars in millions)
Revenues
Gaming Equipment	$246.6	33%	$273.7	35%	$357.0	42%
Gaming Operations	318.6	42%	287.0	37%	275.0	33%
Systems	193.0	25%	217.5	28%	211.8	25%

Total revenues	$758.2	100%	$778.2	100%	$843.8	100%
Gross Margin
Gaming Equipment(1)	$112.1	45%	$138.0	50%	$166.8	47%
Gaming Operations	229.8	72%	203.9	71%	194.9	71%
Systems(1)	142.6	74%	156.5	72%	150.2	71%

Total gross margin	$484.5	64%	$498.4	64%	$511.9	61%
Selling, general and administrative	225.0	30%	203.2	26%	212.7	25%
Research and development costs	88.1	12%	80.3	10%	77.3	9%
Impairment charges	—	—	11.4	1%	—	—
Depreciation and amortization	19.9	3%	19.4	3%	18.9	2%

Operating income	$151.5	20%	$184.1	24%	$203.0	24%

Income from continuing operations	$98.2	13%	$110.1	14%	$120.2	14%

(1)
Gross Margin from Gaming Equipment and Systems excludes amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

	Year Ended June 30,
	2011	2010	2009
Operating Statistics:
New gaming devices	13,537	17,334	22,108
New unit Average Selling Price ("ASP")	$15,832	$14,398	$14,259
End of period installed base:
Gaming monitoring units installed base	407,000	386,000	362,000
Linked progressive systems	1,059	1,030	1,010
Rental and daily-fee games	14, 315	13,194	11,592
Video lottery systems	8,350	7,739	8,152
Centrally determined systems	50,754	50,029	48,924

Fiscal Year 2011 vs. Fiscal Year 2010

Total revenues decreased $20.0 million, or 3%, in fiscal year 2011, when compared to fiscal year 2010, as a result of the following:

Gaming Equipment Revenue.    Gaming Equipment revenue decreased by $27.1 million, or 10%, to approximately $246.6 million primarily as a result of a 22% decrease in new gaming device sales to 13,537 units in fiscal year 2011. New gaming device sales decreased due to a challenging economy, lower international sales and a continued sluggish North America replacement market and fewer new casino openings and expansions during this period as compared to the same period last year. ASP of new gaming devices increased by 10% to $15,832 in fiscal year 2011 compared to $14,398 in the same period last year. The increase in ASP was primarily as a result of the mix of products sold including sales of the new Pro Series cabinets with Alpha 2 technology in the current fiscal year which made up approximately 47% of shipments.

Gaming Equipment Gross Margin.    Gaming Equipment gross margin decreased to 45% in fiscal year 2011 from 50%, in the same period last year, due primarily to the write-down of older technology platforms, an increase in royalty-based fees associated with third-party themes due to an increase in the number of related unit and game conversion kit sales, and the increased cost of our new Pro Series cabinets during the current period.

Gaming Operations Revenue.    Gaming Operations revenue increased $31.6 million, or 11%, to approximately $318.6 million in fiscal year 2011, when compared to the same period last year, primarily as a result of an increase in participation and rental revenue and the placements of higher yield premium products, including Cash Spin and Vegas Hits, the performance of our lottery systems installed base, as well as the continued success of our Digital Tower Series and Hot Shot family of games. The improvement in participation and rental revenue was primarily due to increases in our end of period installed base of games, that included an 8% increase in the installed games base of rental and daily fee games from 13,194 games as of June 30, 2010 to 14,315 games as of June 30, 2011.

Gaming Operations Gross Margin.    Gross margin increased to 72% in fiscal year 2011 from 71% in fiscal year 2010. The improvement in gross margin was primarily due to increases in participation revenue which had little associated variable costs.

Systems Revenue.    Systems revenue decreased $24.5 million, or 11%, to approximately $193.0 million in fiscal year 2011, when compared to the same period last year, due primarily to the timing of certain customer decisions regarding system purchases and upgrades which impacted the closing of deals and implementation timelines. Maintenance revenue increased 12% in fiscal year 2011, when compared to the same period last year, as a result of the increased installed base of customers on our systems. During fiscal year 2011, increases in maintenance revenue were offset by a 30% decrease in software and services revenue and a 10% decrease in hardware revenue, when compared to the same period last year.

Systems Gross Margin.    Systems gross margin increased to 74% in fiscal year 2011 from 72%, in the same period last year, primarily as a result of a change in the mix of products sold in the comparative periods coupled with an increase in maintenance revenue which involves minimal variable costs during the same period. Specifically, Systems revenues for fiscal year 2011 were comprised of 39% hardware, 34% maintenance and 27% software and service revenue, as compared to 38% hardware, 27% maintenance and 35% software and services revenue in the same period last year.

Selling, General and Administrative Expenses.    SG&A expenses increased $21.8 million, or 11%, in fiscal year 2011, when compared to the same period last year, due primarily to increases in payroll and related expenses, legal fees, travel and entertainment expense and bad debt expense. Payroll and related expenses increased due primarily to an 8% increase in headcount in the comparative periods as a result of our expansion into international markets. Legal fees increased due primarily to costs associated with recent litigation and fees related to our entrance into new international markets. The increase in travel and entertainment expense was due primarily for travel associated with new business and the addition of new international locations. Bad debt expense increased due primarily to increases in accounts receivable during the comparable periods and the increased exposure to international markets. Bad debt as a percentage of revenue continues to remain at approximately 1%.

Research and Development Costs.    R&D costs increased $7.8 million, or 10%, in fiscal year 2011, when compared to the same period last year, due primarily to an increase in employees and an increase in hardware development costs. The increased costs are attributable to our continued focus on our technology assets due to the increased focus on content development on the ALPHA 2 platform and the new Pro Series cabinets as well as development of iVIEW DM.

Impairment Charges.    Impairment charges of $11.4 million were recorded during fiscal year 2010 due to the circumstances in Alabama where the legality of charitable bingo gaming was under challenge by the state's governor and there were several lawsuits pending before the State's Supreme Court that negatively affected charitable gaming in the state. See Note 4 to the consolidated financial statements, Impairment Charges.

Depreciation and Amortization Expense.    Depreciation and amortization expense increased $0.5 million, or 3%, in fiscal year 2011, when compared to same period last year, primarily as a result of additions of leased gaming equipment year over year.

Fiscal Year 2010 vs. Fiscal Year 2009

Total revenues decreased $65.6 million, or 8%, in fiscal year 2010, when compared to fiscal year 2009, as a result of the following:

Gaming Equipment Revenue.    Gaming Equipment revenue decreased by $83.3 million, or 23%, to approximately $273.7 million primarily as a result of a 22% decrease in new gaming device sales to 17,334 units in fiscal year 2010. New gaming device sales decreased due to a sluggish North America replacement market and fewer new casino openings and expansions during this period as compared to the same period in the prior fiscal year. Further, during fiscal year 2010, trade-in allowances and customer discounts increased $8.2 million and parts revenues decreased $7.8 million, when compared to the same period in fiscal year 2009. ASP increased slightly by 1% to $14,398 in fiscal year 2010 compared to $14,259 in the same period in fiscal year 2009. The increase in ASP was primarily as a result of the mix of newer and higher priced platforms sold during the fiscal year 2010, when compared to the same period in the prior fiscal year. Used games revenue increased $3.9 million during fiscal year 2010 due primarily to the greater number of older, used premium platforms sold at a higher ASP, when compared to the same period in fiscal year 2009.

Gaming Equipment Gross Margin.    Gaming Equipment gross margin increased to 50% in fiscal year 2010 from 47%, in the same period in the prior fiscal year, primarily as a result of product mix and improved purchasing and manufacturing efficiencies. In addition, royalty expense decreased $7.9 million in fiscal year 2010 when compared to the same period in fiscal year 2009, due to a reduction in fees associated with unit sales and game conversion kits with third party titles. There was also a $1.8 million decrease in inventory write-downs during the same period as a result of improved material planning efforts and a concentrated effort to convert or rework slower moving inventory, when compared to the same period in the prior fiscal year.

Gaming Operations Revenue.    Gaming Operations revenue increased $12.0 million, or 4%, to approximately $287.0 million in fiscal year 2010, when compared to the same period in fiscal year 2009, primarily as a result of an increase in participation, rental and license revenue. The improvement in participation revenue was primarily due to higher lottery revenue due to an increase in rates and net win per unit during the period, as well as an increase in premium revenue units. The improvement in rental revenue was due the 14% increase in the installed games base from 11,592 games as of June 30, 2009 to 13,194 games as of June 30, 2010.

Gaming Operations Gross Margin.    Gross margin was consistent at 71% in both fiscal years 2010 and 2009.

Systems Revenue.    Systems revenue increased $5.7 million, or 3%, to approximately $217.5 million in fiscal year 2010, when compared to the same period in fiscal year 2009, primarily as a result of an increase in maintenance revenue during the period. Maintenance revenue increased 14% in fiscal year 2010, when compared to the same period in the prior fiscal year, as a result of the increased installed base of customers on our systems. In addition, during fiscal year 2010, there was a 12% increase in software and services revenue, which was offset by a decrease of 10% in hardware revenue, when compared to the same period in fiscal year 2009.

Systems Gross Margin.    Systems gross margin increased to 72% in fiscal year 2010 from 71%, in the same period in fiscal year 2009, primarily as a result of a change in the mix of products sold in the comparative periods and a reduction in hardware revenue year over year.

Selling, General and Administrative Expenses.    SG&A expenses decreased $9.5 million, or 4%, in fiscal year 2010, when compared to the same period in fiscal year 2009, due primarily to decreases in accounting, legal and consulting fees and partially offset by increases in advertising and promotional expenditures and bad debt expense during the same period. Advertising and promotional expenditures increased due primarily to Systems promotional events during the fiscal year. Bad debt expense increased due primarily to increase in accounts receivable and the write-off of certain notes receivable during the same period. Bad debt as a percentage of revenue was under 1%. Accounting fees and legal fees decreased due to a reduction in services provided during the same period as a result of improved internal controls and fewer litigation related expenses. The decrease in consulting expense was due to a company-wide initiative to reduce external consulting and convert individuals to full time positions only where necessary. SG&A expenses in fiscal year 2009 benefited from a $3.0 million insurance reimbursement from claims for the 2005 U.S. Gulf Coast hurricanes which destroyed or temporarily shut down our gaming operations in the region when our rental and daily fee games were destroyed in third party locations.

Research and Development Costs.    R&D costs increased $3.0 million, or 4%, in fiscal year 2010, when compared to the same period in the prior fiscal year, due primarily to an increase in employees and an increase in the development of our ALPHA 2 operating systems and system products. The increased costs were attributable to our continued focus on our technology assets due to the competitive landscape that required a continual investment in future generations of gaming products and systems.

Impairment Charges.    Impairment charges of $11.4 million were recorded during fiscal year 2010 due to the evolving circumstances in Alabama where the legality of charitable bingo gaming was under challenge by the state's governor and there were also several lawsuits pending before the State's Supreme Court which could have negatively affected charitable gaming in the state. See Note 4 to the consolidated financial statements, Impairment Charges.

Depreciation and Amortization Expense.    Depreciation and amortization expense increased $0.5 million, or 3%, in fiscal year 2010, when compared to same period in the prior fiscal year, primarily as a result of additions of property and equipment year over year.

Other Income (Expense), Income Tax Expense and Net Loss (Income) Attributable to Noncontrolling Interests

Other income (expense) and income tax expense from continuing operations and net loss (income) attributable to noncontrolling interests was as follows:

	Year Ended June 30,
	2011	2010	2009
	(in 000s)
Other income (expense)
Interest income	$5.0	$3.3	$3.4
Interest expense	(12.0)	(12.6)	(19.1)
Loss on extinguishment of debt	(4.1)	—	(0.8)
Other, net	3.0	(4.0)	(1.5)

Total other expense	(8.1)	(13.3)	(18.0)
Income tax expense	(45.2)	(60.7)	(64.8)
Net income (loss) attributable to noncontrolling interests	(0.5)	1.9	1.9

Fiscal Year 2011 vs. Fiscal Year 2010

Other Income (Expense).    Other expense decreased $5.2 million, or 39%, in fiscal year 2011, when compared to the same period last year, due primarily to an increase in gains on foreign currency translations of $6.8 million as a result of the weakening of the U.S. dollar during the same period. Interest expense decreased $0.6 million in fiscal year 2011, when compared to the same period last year, while interest income increased $1.7 million during the same period.

As a result of amending and restating the credit facility, we incurred a loss on extinguishment of debt of $4.1 million for the write-off of certain debt issue costs. The interest rate on the term loan was 3.82% at June 30, 2011. In December 2008, we entered into a floating-to-fixed interest rate swap to fix the interest rate at 1.89% until September 2012. Effective June 2011, we entered into a second floating-to-fixed interest rate swap to fix the interest rate at 2.09% until the term loan's maturity in May 2016.

Income Tax Expense.    Income tax expense decreased $15.5 million during fiscal year 2011, when compared to the same period last year, due primarily to a reduction in net income, certain changes in our uncertain tax positions primarily resulting from settlement of the Internal Revenue Service ("IRS") examination of our 2003 to 2005 income tax returns, the reinstatement of the R&D tax credit and deferred tax expense on the repatriation of earnings from our India subsidiary. See Note 14 to the consolidated financial statements, Income Taxes. The effective income tax rate for continuing operations for fiscal year 2011 and 2010 was 31.5% and 35.5%, respectively.

Net loss (income) attributable to noncontrolling interests.    Net income attributable to noncontrolling interests decreased $2.4 million in fiscal year 2011, when compared to the same period last year. In fiscal year 2010, net income attributable to noncontrolling interests was due to earnings from unconsolidated subsidiaries, including the Rainbow Casino. See Note 3 to the consolidated financial statements, Discontinued Operations.

Fiscal Year 2010 vs. Fiscal Year 2009

Other Income (Expense).    Other expense decreased $4.7 million, or 26%, in fiscal year 2010, when compared to the same period in the prior fiscal year, due primarily to a decrease in interest expense during the same period. Interest expense decreased $6.5 million due primarily to a reduction in the principal balance on the term loan over the year. The interest rate on the term loan was 4.14% at

June 30, 2010. Other expense decreases were offset by increases in losses incurred on foreign currency translations as a result of the strengthening U.S. dollar.

Income Tax Expense.    The effective income tax rate for continuing operations for fiscal years 2010 and 2009 was 35.5% and 35.0%, respectively. The effective income tax rate for fiscal year 2010 only reflected a half year benefit from the R&D tax credit while the effective income tax rate for fiscal year 2009 reflected the retroactive reinstatement of the R&D tax credit of approximately $3.1 million. The IRS commenced examination of our United States federal income tax returns for 2003 through 2005 in the fourth quarter of 2006. In January 2009, the IRS completed its field examination of the open tax years and issued a Revenue Agent's Report and we paid $3.4 million in tax and $1.2 million in interest to the IRS to settle certain agreed adjustments. We subsequently appealed certain unagreed issues to the IRS Appeals Division. On June 30, 2010 we agreed to settle all remaining issues with the IRS and we received a refund of $1.7 million in tax and $0.6 million in interest in December 2010.

Net income attributable to noncontrolling interests.    Net income attributable to noncontrolling interests was consistent in both fiscal years 2010 and 2009.

Discontinued Operations

On April 5, 2010, we entered into a definitive purchase agreement to sell the Rainbow Casino. Under the terms of the agreement, we received approximately $80.0 million in an all-cash transaction. The sale closed on June 8, 2010. We recognized a gain on the sale of Rainbow of approximately $22.1 million (net of approximately $12.2 million in income taxes) in the fourth quarter of fiscal year 2010. Per the terms of the sale agreement, we incurred certain post-closing adjustments during fiscal year 2011 which reduced our gain on the sale by approximately $0.4 million (net of approximately $0.2 million income taxes).

The results of operations for fiscal years 2011, 2010 and 2009 were classified as discontinued operations because we did not continue to receive significant cash flows from the Rainbow Casino after the sale. Rainbow's revenues, reported in discontinued operations for fiscal years 2010 and 2009 were $34.3 million and $39.6 million, respectively. We recorded income from discontinued operations, net of income taxes, for fiscal years 2010 and 2009 of $7.2 million and $8.1 million, respectively. See Note 3 to the consolidated financial statements, Discontinued Operations.

Financial Condition and Liquidity

Working Capital

			Increase (decrease)
	June 30, 2011	June 30, 2010
			Amount	%
	(in 000s)
Cash and cash equivalents	$66,425	$145,089	$(78,664)	(54)%
Total long-term debt, including current maturities	$515,403	$173,793	341,610	197%
Total current assets	$473,677	$476,409	$(2,732)	(1)%
Total current liabilities	160,616	174,553	(13,937)	(8)%

Net working capital	$313,061	$301,856	$11,205	4%

As of June 30, 2011 and 2010, we had $66.4 million and $145.1 million, respectively, in consolidated cash and cash equivalents from continuing operations.

Pursuant to various state gaming regulations, certain cash accounts are maintained to ensure availability of funds to pay wide-area progressive jackpot awards in installments, rather than in one lump-sum. At

June 30, 2011 and 2010, these accounts had an aggregate value of approximately $8.4 million and $8.3 million, respectively, which are classified as restricted cash in our consolidated balance sheets. In addition, we purchase U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive winnings in annual or weekly installment payments. These securities are included in restricted long-term investments in the accompanying consolidated balance sheets, and totaled $12.5 million and $13.1 million as of June 30, 2011 and 2010, respectively.

On June 30, 2011, the amount of cash and investments held by foreign subsidiaries was $18.2 million. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds.

Our net working capital increased $11.2 million in the fiscal year months ended June 30, 2011, when compared to the same period last year, and was primarily affected by the $78.7 million decrease in cash and cash equivalents during the same period and by net working capital increases for the following components:

  •
  An increase of $27.9 million in current accounts and notes receivable due primarily to certain new systems contracts and international sales during the period;

  •
  An increase of $25.8 million in inventories due primarily to the purchase of raw materials which increased in part due to acquisition of raw materials related to the new Pro Series cabinets and the build-up of inventory in our European location in preparation for the roll-out of products in Italy; and

  •
  A decrease of $27.4 million in current maturities of long-term debt due primarily to the new amended and restated credit facility and a reduction in quarterly principal payments from $11.25 million to $3.75 million for the next twelve-month period.

Current and long-term accounts and notes receivable increased $27.9 million and $16.5 million, respectively, during the fiscal year ended June 30, 2011, when compared to the same period last year. Long-term accounts and notes receivable increased due primarily to an increase in loans to finance gaming opportunities to a customer in Italy during the current period. In addition, our DSO's increased to 116 days from 99 days at June 30, 2010 due primarily to an increase in certain new systems contracts and international sales over the last twelve months coupled with a decrease in revenue during the same period.

On May 12, 2011, we concluded a modified Dutch auction tender offer to purchase up to $400 million of our common stock, purchasing 9.9 million shares at $40.18 per share for $398.3 million. During fiscal year 2011 we purchased a total of 12.0 million shares of our common stock for approximately $477.2 million.

On April 15, 2011, we entered into an amended and restated credit agreement, that provides for a $700 million senior secured credit facility comprised of a $300 million, five-year term loan and a $400 million, five-year revolving credit facility, including a $50 million sublimit for the issuance of standby letters of credit, a $10 million sublimit for swingline loans and a $150 million sublimit for multicurrency borrowings approved under the credit facility.

The interest rate on the credit facility is subject to a leverage-based pricing grid. If the leverage ratio, as defined under the credit facility, is greater than 2.5, the interest rate will be LIBOR plus a margin of 2.00%; if the leverage ratio is between 2.0 and 2.5, the interest rate will be LIBOR plus a margin of 1.75%; if the leverage ratio is between 1.5 and 2.0, the interest rate will be LIBOR plus a margin of 1.50%; if the leverage ratio is between 1.0 and 1.5, the interest rate will be LIBOR plus a margin of 1.25%; and if the leverage ratio is below 1.0, the interest rate will be LIBOR plus a margin of 1.00%. As of June 30, 2011 and 2010, our leverage ratio was below 2.5 and 1.0, respectively.

Effective December 2008, we entered into a floating-to-fixed interest rate swap agreement with an original notional value of $218.8 million and a maturity date of September 26, 2012 to fix floating LIBOR based debt to fixed rate debt at an interest rate of 1.89%. Effective June 2011, we entered into a second floating-to-fixed rate swap agreement with an original notional value of $165.0 million and a maturity date of May 13, 2016 to fix a portion of the floating LIBOR based debt under the new term loan to fixed rate debt at an interest rate of 2.09%. At June 30, 2011, the combined swap agreements had a notional value of$296.3 million.

Under the credit facility, the term loan requires quarterly principal reductions in an amount equal to 1.25% of the effective date term loan amount, or $3,750,000, through March 2013; an amount equal to 1.875% of the effective date term loan amount, or $5,625,000, through March 2014; an amount equal to 2.50% of the effective date term loan amount, or $7,500,000, from June 2014 until the term loan's maturity in May 2016 upon when the remaining outstanding principal balance of $187,500,000 is due.

The credit facility is collateralized by substantially all of our domestic property and is guaranteed by each of our domestic subsidiaries, excluding any noncontrolling interests, and is secured by a pledge agreement.

The fair value of long-term debt is estimated by discounting expected cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of June 30, 2011 and 2010, the fair value of long-term debt approximated the carrying value.

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

The financial covenants under the credit facility consist of a leverage ratio and an interest coverage ratio. The leverage ratio is computed as total debt outstanding at the end of the quarter divided by the trailing twelve months Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), excluding certain cash and non-cash charges. The interest coverage ratio is computed as EBITDA for the trailing twelve months divided by the trailing twelve months of interest charges.

A breach of any of the covenants or the inability to comply with the required financial ratios could result in a default under the credit facility. In the event of any such default, the lenders could elect to declare all borrowings outstanding under the credit facility, together with any accrued interest and other fees, to be due and payable. If we were unable to repay the indebtedness upon its acceleration, the lenders could proceed against the underlying collateral. We were in compliance with all of the credit facility covenants as of June 30, 2011.

As of June 30, 2011, there was approximately $181.0 million of undrawn availability under the revolving credit facility. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit.

Management believes that cash flows from current operating activities will provide us with sufficient capital resources and liquidity to operate our business for at least the next 12 months.

At June 30, 2011, we had no material commitments for capital expenditures.

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

Cash flows provided by continuing operating activities were $56.8 million in fiscal year 2011 as compared to $129.1 million in the same period last year, a $72.3 million decrease. Cash flows from operating activities of continuing operations for fiscal year 2011 were negatively impacted by our investment in inventories to significantly expand our installed base of leased gaming equipment and to build games for the new market opportunity in Italy, and to a lesser extent, a reduction in income from continuing operations. Cash flows used by discontinued operations were $0.4 million in fiscal year 2011, when compared to $9.5 million in fiscal year 2010.

Cash utilized for investing activities from continuing operations is primarily for capital expenditures related to furniture, fixtures, office and gaming equipment and improvements in leaseholds, financing arrangements with customers and investments in technology and other long-term assets. During fiscal years 2011 and 2010, we provided $9.9 million and $15.8 million, respectively, in loans to finance gaming opportunities for certain customers, and made capital expenditures of $13.2 million and $11.6 million, respectively, during the same period. Cash provided by investing activities from discontinued operations was $78.8 million during fiscal year 2010 and was primarily for proceeds from the sale of Rainbow of approximately $80.0 million offset by additions to property, plant and equipment during the same period.

Cash utilized for financing activities from continuing operations is primarily for the payment of principal on our debt and the purchase of shares of our common stock. During fiscal year 2011 we purchased 12.0 million shares of our common stock for approximately $477.2 million. With proceeds of $300 million from the term loan and $229 million in borrowings under our revolving credit facility, each after the amendment and restatement of the credit facility, we purchased $398.3 million worth of shares from the tender, paid off our prior credit facility of $142.5 million and paid debt issuance costs for the amendment and restatement of the credit facility of $7.1 million. During fiscal year 2011, we also made additional payments of $66.9 million on our notes payable and our revolving credit facility. During fiscal year 2010, we made payments of $35.3 million on our notes payable and purchased 2.3 million shares of our common stock for $91.2 million under our share repurchase plan.

Cash provided by financing activities is primarily from proceeds from the exercise of stock options and purchases of stock under our Employee Stock Purchase Plan ("ESPP"), borrowings under our revolving credit facility, and excess tax benefits of stock option exercises. During fiscal year 2011, we also borrowed $21.9 million under our revolving credit facility, and employees exercised options for 1.6 million shares of common stock for $26.3 million and purchased 67,730 shares of common stock for $2.1 million under our ESPP. During fiscal year 2010, employees exercised options for 2.1 million shares of common stock for $30.1 million and purchased 53,716 shares of common stock for $1.9 million under our ESPP.

Contractual Commitments

We are committed to make future payments pursuant to various contracts and agreements. A summary of those contractual obligations existing as of June 30, 2011, grouped according to the periods in which such payments are due, is as follows:

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(in 000s)
Debt:
Revolving credit facility	$—	$—	$219,000	$—	$219,000
Term loan facility(1)	15,000	41,250	240,000	—	296,250
Other, generally unsecured debt	153	—	—	—	153

	$15,153	$41,250	$459,000	$—	$515,403
Estimated interest payments(2)	15,965	30,475	25,319	—	71,759

	$31,118	$71,725	$484,319	$—	$587,162
Other commitments:
Operating leases(3)	8,584	10,891	4,831	1,490	25,796
Purchase commitments(4)	—	—	—	—	—
Jackpot liabilities(5)	11,894	601	645	4,581	17,721
Employment agreements(6)	998	1,497	—	—	2,495

Total commitments	$52,594	$84,714	$489,795	$6,071	$633,174

(1)
Our term loan requires quarterly principal reductions in an amount equal to 1.25% of the effective date term loan amount, or $3,750,000, through March 2013; an amount equal to 1.875% of the effective date term loan amount, or $5,625,000, through March 2014; an amount equal to 2.50% of the effective date term loan amount, or $7,500,000, from June 2014 until the term loan's maturity date in May 2016 upon when the remaining outstanding principal balance of $187,500,000 is due.

(2)
Loans under the credit facility bear interest at a variable rate equal to either the applicable base rate or LIBOR, plus in each case an interest margin determined by our leverage ratio. If the leverage ratio, as defined under the credit facility, is greater than 2.5, the interest rate will be LIBOR plus a margin of 2.00%; if the leverage ratio is between 2.0 and 2.5, the interest rate will be LIBOR plus a margin of 1.75%; if the leverage ratio is between 1.5 and 2.0, the interest rate will be LIBOR plus a margin of 1.50%; if the leverage ratio is between 1.0 and 1.5, the interest rate will be LIBOR plus a margin of 1.25%; and if the leverage ratio is below 1.0, the interest rate will be LIBOR plus a margin of 1.00%. As of June 30, 2011, our leverage ratio was below 2.5.

Effective December 2008, we entered into a floating-to-fixed interest rate swap agreement with an original notional value of $218.8 million and a maturity date of September 26, 2012 to fix floating LIBOR based debt to fixed rate debt at an interest rate of 1.89%. Effective June 2011, we entered into a second floating-to-fixed rate swap agreement with an original notional value of $165.0 million and a maturity date of May 13, 2016 to fix a portion of the floating LIBOR based debt under the new term loan to fixed rate debt at an interest rate of 2.09%. At June 30, 2011, the combined swap agreements had a notional value of $296.3 million.

We computed estimated future interest payments for our term loan and revolving credit facilities using interest rates as of June 30, 2011 of approximately 3.82% and 2.29%, respectively. The term loan facility interest rate includes both floating-to-fixed rate swap agreements for their respective remaining terms assuming our leverage ratio will continue to be below 2.5.

(3)
Consists of operating leases for our facilities, autos and office equipment, less sublease income, that expire at various times through fiscal year 2019.

(4)
Consisted of a commitment to purchase components related to the production of gaming devices which was fulfilled in April 2011 of which approximately $17.2 million and $468,000 of components were purchased in fiscal years 2011 and 2010, respectively.

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

As of June 30, 2011, we had a liability for unrecognized tax benefits of $9.3 million, including accrued interest and penalties. It is difficult to estimate the period of cash settlement for the liability for unrecognized tax benefits; however we believe it is reasonably possible that the amount of unrecognized tax benefits may decrease in fiscal year 2012 by up to $0.3 million. See Note 14 to the consolidated financial statements, Income Taxes, for a further discussion on our income tax positions.

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

Revenues are reported net of incentive rebates, discounts, sales taxes, and other taxes of a similar nature. For products sold under arrangements with extended payment terms the probability of collection is evaluated based on a review of the customer's credit worthiness and a review of historic collection experience on contracts with extended payment terms. As a result of such review, we recognize revenue on extended payment term arrangements when we have determined that collectability is reasonably assured and the fees are fixed and determinable.

Games placed with customers on a trial basis are not recognized as revenue until the trial period ends, the customer accepts the games and all other relevant criteria have been met. Amounts billed to customers prior to completing the earnings process are deferred until the revenue recognition criteria are met.

Effective July 1, 2009, we adopted new accounting guidance related to revenue recognition for multiple deliverable arrangements and certain revenue arrangements that include software elements. We elected to adopt this guidance prior to the required effective date using the prospective method. Accordingly, this guidance was applied to all new or materially modified revenue arrangements entered into since the start of our fiscal year of adoption, which was July 1, 2009.

Prior to the adoption of the new revenue recognition guidance gaming equipment and systems revenue was recognized in accordance with software revenue recognition guidance. The new guidance amended the scope of software revenue recognition to exclude all tangible products containing both software and nonsoftware components that function together to deliver the product's essential functionality. As a result of applying the new guidance, certain products that were previously accounted for under the scope of software revenue recognition guidance are no longer accounted for as software.

Considerable judgment is necessary to determine whether certain of our products are within the scope of software revenue recognition and whether the software and nonsoftware elements of these products function together to deliver the essential functionality. This determination dictates whether general revenue recognition guidance or software revenue recognition guidance applies and could impact the timing of revenue recognition.

Considerable judgment is also required to determine whether an arrangement consists of multiple deliverables, whether the delivered item has value to the customer on a stand-alone basis and determining the relative selling price used to allocate the arrangement fee to each deliverable. Such determination affects the amount and timing of revenue recognition. Management evaluates the primary use and functionality of each deliverable in determining whether a delivered item has stand-alone value and qualifies as a separate unit of accounting. Judgments for revenue recognition also involve an assessment as to whether collectability is reasonably assured and whether fees under an arrangement are fixed or determinable.

Gaming Operations Revenue.    Gaming operations revenue consists of the operation of linked progressive systems and the rental of gaming devices, game content and the related systems placed with customers. Fees under these arrangements are earned and recognized based on a share of money wagered, a share of the net winnings, or on a fixed daily rate. The daily fee entitles the customer to full use of the gaming device and includes maintenance, licensing of the game content software and connection to a linked progressive system, where applicable. In certain markets, we also charge a daily system connection fee for the customer to connect to a central determination system and/or back-office system. We do not consider these arrangements to have multiple revenue-generating activities as the services offered are a comprehensive solution in exchange for a daily fee and all of the products and services are delivered contemporaneously. Gaming operations revenue is recognized under general revenue recognition guidance as the deliverables provide the customer with rights to use tangible gaming devices and software that is essential to the functionality of the gaming device.

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

As the combination of game content software and the tangible gaming device function together to deliver the product's essential functionality, revenue from the sale of gaming devices is recognized under general revenue recognition guidance. Prior to July 1, 2009, gaming devices were recognized under software revenue recognition guidance. Game content conversion kits are considered software deliverables and are recognized in accordance with software revenue recognition guidance.

Systems Revenue.    Systems revenue arrangements generally include a combination of systems software licenses, systems-based hardware products, maintenance and product support fees and professional services. The primary function of systems software licensed by us is to aid customers to more effectively run their business with marketing, data management and analysis, accounting, player tracking and security features.

Revenue for systems software and maintenance and product support fees is recognized under software revenue recognition guidance. Although the systems software and certain systems-based hardware function together, the primary functionality of the systems software is derived from the software and the systems software is not essential to the functionality of the systems-based hardware.

We license systems software on a perpetual basis or under time-based licenses. Revenue from perpetual license software is recognized at the inception of the license term if all revenue recognition criteria have been met. Revenue from maintenance and product support fees sold with perpetual licenses is recognized over the term of the support period. Our time-based licenses are generally for twelve month terms and are bundled with software maintenance and product support fees. All revenue from such arrangements is recognized over the term of the license.

Systems-based hardware includes embedded software that is essential to the functionality of the hardware. Accordingly, revenue related to all systems-based hardware sales and related maintenance and product support fees are recognized under general revenue recognition guidance. Prior to July 1, 2009, systems-based hardware was recognized under software revenue recognition guidance. Revenue from the sale of systems-based hardware is generally recognized upon delivery when title and risk of loss have passed to the customer and all other revenue recognition criteria are met. However, in the case of arrangements involving a systems installation, revenue on systems-based hardware is generally not recognized until the system has been installed and the customer has accepted the system. Hardware maintenance and product support fees are recognized during the term of the support period which is generally 12 months.

Software maintenance and product support provides customers with rights to unspecified software product upgrades, maintenance and patches released during the term of the support period. Our software maintenance and product support arrangements are generally for 12 month periods. Software maintenance and product support is recognized on a straight-line basis over the term of the support period.

Multiple Element Arrangements.    We enter into revenue arrangements that may consist of multiple deliverables of our products and services. Customers may enter into arrangements with us for the implementation of systems software and the sale of gaming devices. Arrangements for the implementation of systems software will generally include a combination of systems software licenses, systems-based hardware products, maintenance and product support fees, and professional services.

Certain gaming equipment arrangements may also include the sale of gaming devices and game conversion kits.

Revenue arrangements with multiple deliverables are allocated to separate units of accounting if the deliverables meet both of the following criteria:

  •
  The delivered items have value to the customer on a standalone basis. The items have value on a standalone basis if they are sold separately by any vendor or the customer could resell the delivered items on a standalone basis; and

  •
  If the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of us.

At the inception of a multiple element arrangement, fees under the arrangement are allocated to the nonsoftware deliverables, and to the software deliverables as a group based on their relative selling price. Software deliverables are further subject to separation and allocation based on software revenue recognition guidance as described in the following paragraph. When applying the relative selling price method, a hierarchy is used for estimating the selling price based first on vendor-specific objective evidence ("VSOE"), then third-party evidence ("TPE") and finally management's estimate of the selling price ("ESP"). Revenue for each unit of accounting is recognized when the relevant recognition criteria for each respective element has been met.

In allocating arrangement fees under the relative selling price hierarchy, we use VSOE for all products which have been sold on a stand-alone basis. As TPE is generally not available, we use ESP for products that are not sold on a stand-alone basis and for recently introduced products that are sold on a stand-alone basis but for which a history of stand-alone sales has not yet been developed. Following these guidelines, we use either VSOE or ESP for gaming devices, system-based hardware products, maintenance and product support fees associated with perpetual licenses and professional services; and ESP for perpetual and time-based software licenses and maintenance and product support fees associated with time-based licenses.

We use the residual method to recognize revenue allocated to software deliverables. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element and is recognized as revenue. In arrangements in which we do not have VSOE of fair value of all undelivered software elements, revenue is deferred until delivery occurs or VSOE of fair value has been established for any remaining undelivered software elements. In the event the only undelivered software element is maintenance and product support for which VSOE of fair value does not exist, the revenue is recognized ratably over the maintenance and product support period.

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

As a result of our ongoing analysis of inventory, we recognized inventory write-downs totaling $3.6 million, $2.0 and $4.5 million during the years ended June 30, 2011, 2010 and 2009, respectively. Additional valuation charges could occur in the future as a result of changes in the factors listed above.

Leased gaming equipment

Leased gaming equipment is stated at cost and depreciated over estimated useful lives ranging from two to three and one-half years. The estimation of useful lives for our leased gaming equipment requires judgment and is based on the period of time over which we believe the assets will be of economic benefit. Given changes in technology, customer preferences and product demand, we review and evaluate the recoverability of our investment in such assets on a quarterly basis, as well as the estimated useful lives used to depreciate these assets.

There is the potential for acceleration of future depreciation, or asset impairments, if conditions were to change and certain factors were determined to have an adverse impact on our ability to realize our full investment in such assets.

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

During the year ended June 30, 2010, impairment charges of $5.9 million related to long-lived assets were recorded (see Note 4 to the consolidated financial statements, Impairment Charges). During the years ended June 30, 2011 and 2009, no impairment charges related to long-lived assets were recorded.

During the years ended June 30, 2011, 2010 and 2009, no impairment charges related to goodwill were recorded.

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

Pre-tax share-based compensation expense from continuing operations was $12.9 million, $13.8 million and $16.3 million during the years ended June 30, 2011, 2010 and 2009, respectively. As of June 30, 2011, there was $11.2 million of total unrecognized compensation expense related to the unvested portion of stock options which will be recognized over the subsequent 1.89 years. In addition, as of June 30, 2011, there was $12.0 million of total unrecognized compensation expense related to the unvested portion of restricted stock and Restricted Stock Units ("RSUs") which will be recognized over the subsequent 1.76 years.

Income taxes

We conduct business globally and are subject to income taxes in U.S. federal, state, local, and foreign jurisdictions. Determination of the appropriate amount and classification of income taxes depends on several factors, including estimates of the timing and probability of realization of deferred income taxes, reserves for uncertain income tax positions and income tax payment timing.

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

The recoverability of certain deferred tax assets is based in part on estimates of future income and the timing of temporary differences, and the failure to fully realize such deferred tax assets could result in a higher tax provision in future periods. Our net deferred tax assets from continuing operations totaled $40.6 million and $65.0 million at June 30, 2011 and 2010, respectively. Our accrued income taxes payable totaled $3.0 million and $7.0 million and our accrued income taxes receivable totaled $47.3 million and $16.5 million at June 30, 2011 and 2010, respectively. We have classified $11.0 million of the accrued income taxes receivable at June 30, 2011 as long term as we do not expect collection of these amounts in the next twelve months.

We apply FASB Topic 740 "Accounting for Uncertainty in Income Taxes" to our uncertain tax positions. Under the guidance, we may recognize a tax benefit from an uncertain position only if it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the issue. The amount recognized in the financial statements is the largest benefit that we believe has greater than a 50% likelihood of being realized upon settlement.

We are required to make significant judgments when evaluating our uncertain tax positions and the related tax benefits. We believe our assumptions are reasonable; however, there is no guarantee that the final outcome of the related matters will not differ from the amounts reflected in our income tax provisions and accruals. We adjust our liability for uncertain tax positions based on changes in facts and circumstances such as the closing of a tax audit or changes in estimates. Our income tax provision may be impacted to the extent that the final outcome of these tax positions is different than the amounts recorded. As of June 30, 2011 and 2010, our liabilities for unrecognized tax benefits totaled $8.4 million and $11.6 million, respectively. Of this amount, $8.2 million and $10.2 million as of June 30, 2011 and 2010, respectively, if recognized, would impact the effective tax rate.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of June 30, 2011, we had total debt outstanding of approximately $515.4 million which consisted primarily of a $296.3 million term loan and $219.0 million of borrowing under our revolving credit facility. During the year, the interest rate for the credit facility and the prior credit facility was subject to a leveraged based pricing grid. We have minimized our exposure to market interest rate risk because the variable interest rate on the term loan was effectively converted to a fixed rate as a result of the floating-to-fixed interest rate swaps entered into in December 2008 and June 2011, respectively, and discussed in Note 9 to the consolidated financial statements, Long-Term Debt. As of June 30, 2011, the interest rate on the revolving credit facility was 2.29% and the interest rate on our term loan was approximately 3.82%, after giving effect to our interest rate swaps, given our leverage ratio was below 2.5 for the period.

Foreign Currency Exchange Rate Risk

Certain of our foreign subsidiaries use their local currency as their functional currency and are exposed to risks resulting from fluctuations in foreign currency exchange rates. During the year ended June 30, 2011, we recognized a foreign currency exchange rate gain of approximately $2.5 million, and during the years ended June 30, 2010 and 2009, we recognized foreign currency exchange rate losses of approximately $4.3 million and $1.6 million, respectively. We estimate that a hypothetical 10% strengthening (or weakening) of the U.S. dollar for fiscal year 2011 would not have a material impact on our business and financial condition.

In addition, the net assets of these subsidiaries are exposed to foreign currency translation gains and losses which are included as a component of accumulated other comprehensive income in stockholders' equity in our Consolidated Balance Sheet. Such translation resulted in an unrealized gain of $0.8 million for fiscal year 2011 and an unrealized loss of $0.3 million for fiscal year 2010.

We may enter into foreign currency forward contracts, generally with maturities of twelve months or less, to hedge recognized foreign currency assets and liabilities to reduce the reduce the risk that earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. See Note 1 to the consolidated financial statements, Summary of Significant Policies (Fair value of financial instruments).

During the fiscal year ended June 30, 2011, we borrowed and repaid €15.0 million (EURO converted into $21.9 million U.S. dollars) under our revolving credit facility.

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

Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of an issuer's financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes policies and procedures that:

  •
  pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, the application of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate.

Management evaluated the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2011. The attestation report issued by Deloitte & Touche LLP, an independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is included in their audit opinion included on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting during the Quarter Ended June 30, 2011

There were no changes in our internal control over financial reporting that occurred in the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2011.

ITEM 11.    EXECUTIVE COMPENSATION

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2011.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All information, except the equity compensation plans table below, required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2011.

Equity Compensation Plans

The following table sets forth information as of June 30, 2011 with respect to our equity compensation plans under which our equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options and rights(1)	Weighted average exercise price of outstanding options and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Plan Category
Equity compensation plans approved by security holders	4,182,419	$21.12	3,229,519
Equity compensation plans not approved by security holders(2)	100,000	16.99	—

Total	4,282,419	$21.02	3,229,519

(1)
Rights include grants for Restricted Stock Units that can be exercised for no consideration; the total weighted average exercise price excluding these rights would be $24.45.

(2)
Options granted to an executive officer pursuant to an employment agreement as an inducement to accept employment with the Company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2011.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2011.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report on Form 10-K:

1.
Financial Statements:

•
Report of Independent Registered Public Accounting Firm

•
Consolidated Balance Sheets as of June 30, 2011 and 2010

•
Consolidated Statements of Operations for the Years Ended June 30, 2011, 2010 and 2009

•
Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2011, 2010 and 2009

•
Consolidated Statements of Cash Flows for the Years Ended June 30, 2011, 2010 and 2009

•
Notes to consolidated financial statements

2.
Financial Statement Schedules: Schedule II—Valuation and Qualifying Accounts for the years ended June 30, 2011, 2010 and 2009

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
3.3
Certificate of Increase in Number of Authorized Shares of Common Stock of Alliance Gaming Corporation dated April 16, 2002, filed on December 21, 2007 as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 of Bally Technologies, Inc., and incorporated herein by reference.
3.4#	Bylaws of Alliance Gaming Corporation.
3.5	Amendment to Bylaws filed on April 8, 2010 as Exhibit 3.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.
10.1
Amended and Restated Credit Agreement, dated as of April 15, 2011 among Bally Technologies, Inc., Bank of America, N.A. as Administrative Agent, Wells Fargo Bank, National Association and Union Bank, N.A., as Syndication Agents, JPMorgan Chase Bank, N.A., Key Bank National Association and U.S. Bank National Association, as Documentation Agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, and Union Bank, N.A. as Joint Lead Arrangers and Joint Book Managers and the other lenders party thereto, filed on April 18, 2011 as Exhibit 10.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.
10.2*
Alliance Gaming Corporation 1996 Long Term Incentive Plan, filed on August 21, 1997 with the Registration Statement on Form S-8 (File No. 333-34077) of Alliance Gaming Corporation, and incorporated herein by reference.

Exhibit Number	Description
10.3*	Bally Technologies, Inc. 2010 Long Term Incentive Plan, filed on May 3, 2010 as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 of Bally Technologies, Inc., and incorporated herein by reference.
10.4*
Bally Technologies, Inc. Employee Stock Purchase Plan, filed on March 11, 2008 as Exhibit 4.8 to the Registration Statement on Form S-8 (File No. 333-149637) of Bally Technologies, Inc., and incorporated herein by reference.
10.5*
Amendment to the Bally Technologies, Inc. 2010 Long Term Incentive Plan, filed on March 31, 2011 as Exhibit 4.7 to the Registration Statement on Form S-8 (File No. 333-173190) of Bally Technologies, Inc., and incorporated herein by reference.
10.6*#	Form of Stock Option Agreement under the 2001 Long Term Incentive Plan.
10.7*#	Form of Director Stock Option Agreement under the 2001 Long Term Incentive Plan.
10.8*#	Form of Director Stock Option Agreement under the 2001 Long Term Incentive Plan dated June 13, 2005.
10.9*
Form of Notice of Grant of Stock Options and Option Agreement under the 2010 Long Term Incentive Plan, filed on August 26, 2010 as Exhibit 10.10 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2010 of Bally Technologies, Inc., and incorporated herein by reference.
10.10*
Form of Notice of Grant of Award of Restricted Stock and Award Agreement under the 2010 Long Term Incentive Plan, filed on August 26, 2010 as Exhibit 10.11 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2010 of Bally Technologies, Inc., and incorporated herein by reference.
10.11*#	Restricted Stock Agreement by and between Alliance Gaming Corporation and Richard Haddrill, dated as of June 30, 2004.
10.12*#	Stock Option Agreement by and between Alliance Gaming Corporation and Richard Haddrill, dated as of June 30, 2004.
10.13*#	Stock Option Agreement by and between Alliance Gaming Corporation and Richard Haddrill, dated as of October 27, 2004.
10.14*#	Restricted Stock Agreement by and between Alliance Gaming Corporation and Richard Haddrill, dated as of December 22, 2004.
10.15*
Employment Agreement between Alliance Gaming Corporation and Richard Haddrill, dated as of June 30, 2004, filed on August 26, 2010 as Exhibit 10.16 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2010 of Bally Technologies, Inc., and incorporated herein by reference.
10.16*
Amendment dated December 22, 2004, to the Employment Agreement by and between Alliance Gaming Corporation and Richard Haddrill, filed on August 26, 2010 as Exhibit 10.17 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2010 of Bally Technologies, Inc., and incorporated herein by reference.
10.17*#	Second Amendment to Employment Agreement by and between Alliance Gaming Corporation and Richard Haddrill, effective as of June 13, 2005.
10.18*#	Form of Third Amendment to Haddrill Employment Agreement dated June 20, 2006, by and between Bally Technologies, Inc. and Richard Haddrill.

Exhibit Number	Description
10.19*	Form of Fourth Amendment to Haddrill Employment Agreement dated February 13, 2008, by and between Bally Technologies, Inc. and Richard Haddrill, filed on February 14, 2008 as Exhibit 10.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.
10.20*
Fifth Amendment to Haddrill Employment Agreement dated October 22, 2008, by and between Bally Technologies, Inc. and Richard Haddrill, filed on October 28, 2008 as Exhibit 10.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.
10.21*
Sixth Amendment to Haddrill Employment Agreement dated December 30, 2008, by and between Bally Technologies, Inc. and Richard Haddrill, filed on August 26, 2010 as Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2010 of Bally Technologies, Inc., and incorporated herein by reference.
10.22*
Seventh Amendment to Haddrill Employment Agreement dated August 10, 2009, by and between Bally Technologies, Inc. and Richard Haddrill, filed on August 26, 2010 as Exhibit 10.23 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2010 of Bally Technologies, Inc., and incorporated herein by reference.
10.23*
Eighth Amendment to Haddrill Employment Agreement dated December 22, 2010, by and between Bally Technologies, Inc. and Richard Haddrill, filed on December 27, 2010 as Exhibit 10.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.
10.24*
Executive Employment Agreement dated May 23, 2011 by and between Bally Technologies, Inc. and Ramesh Srinivasan, filed on May 27, 2011 as Exhibit 10.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.
10.25*
Letter Agreement dated August 12, 2010 by and between Bally Technologies, Inc. and Neil Davidson, filed on August 17, 2010 as Exhibit 10.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.
10.26*
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
10.28*#	Letter Agreement dated June 19, 2006, by and between the Company and Michael Gavin Isaacs.
21#	Subsidiaries of the Registrant
23.1#	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1#	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).
31.2#	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).
32.1#	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit Number	Description
32.2#	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*
Denotes management contract or compensatory plan or arrangement.

**
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

BALLY TECHNOLOGIES, INC. DATED: August 26, 2011
By	/s/ RICHARD M. HADDRILL Richard M. Haddrill Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RICHARD M. HADDRILL Richard M. Haddrill	Chief Executive Officer (Principal Executive Officer), and Director	August 26, 2011
/s/ NEIL P. DAVIDSON Neil P. Davidson	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	August 26, 2011
/s/ JACQUES ANDRÉ Jacques André	Director	August 26, 2011
/s/ ROBERT L. GUIDO Robert L. Guido	Director	August 26, 2011
/s/ DAVID ROBBINS David Robbins	Director	August 26, 2011
/s/ KEVIN VERNER Kevin Verner	Director and Chairman of the Board	August 26, 2011
/s/ JOSEPHINE LINDEN Josephine Linden	Director	August 26, 2011
/s/ W. ANDREW MCKENNA W. Andrew McKenna	Director	August 26, 2011

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

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bally Technologies, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Bally Technologies, Inc. and subsidiaries (the "Company") as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2011. Our audits also included the financial statement Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended June 30, 2011. We have also audited the Company's internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bally Technologies, Inc. and subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1, the Company adopted new accounting guidance related to revenue recognition for multiple deliverable arrangements and certain revenue arrangements that include software elements, on July 1, 2009.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
August 26, 2011

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2011 AND 2010

	June 30, 2011	June 30, 2010
	(in 000s, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$66,425	$145,089
Restricted cash	8,419	8,303
Accounts and notes receivable, net of allowances for doubtful accounts of $11,059 and $9,974	235,246	207,365
Inventories	68,634	42,806
Prepaid and refundable income tax	36,332	7,783
Deferred income tax assets	29,318	35,973
Deferred cost of revenue	13,795	14,568
Prepaid assets	10,524	11,172
Other current assets	4,984	3,350

Total current assets	473,677	476,409
Restricted long-term investments	12,485	13,075
Long-term accounts and notes receivables, net of allowances for doubtful accounts of $507 and $5,169	46,659	30,163
Property, plant and equipment, net	33,266	32,094
Leased gaming equipment, net	96,691	82,357
Goodwill	162,110	161,153
Intangible assets, net	34,865	34,048
Deferred income tax assets	12,120	29,980
Income tax receivable	10,972	8,688
Deferred cost of revenue	23,193	30,958
Other assets, net	21,356	14,251

Total assets	$927,394	$913,176

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$38,411	$23,775
Accrued and other liabilities	58,295	45,662
Customer deposits	4,930	10,185
Jackpot liabilities	11,894	11,531
Deferred revenue	28,900	33,875
Income tax payable	3,033	6,982
Current maturities of long-term debt	15,153	42,543

Total current liabilities	160,616	174,553
Long-term debt, net of current maturities	500,250	131,250
Deferred revenue	34,788	40,236
Other income tax liability	9,321	13,646
Other liabilities	7,827	9,299

Total liabilities	712,802	368,984
Commitments and contingencies (Note 15)
Stockholders' equity:
Special stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 115 shares issued and outstanding	12	12
Common stock, $.10 par value; 100,000,000 shares authorized; 61,541,000 and 59,495,000 shares issued and 44,397,000 and 54,392,000 outstanding	6,149	5,943
Treasury stock at cost, 17,144,000 and 5,103,000 shares	(634,268)	(157,053)
Additional paid-in capital	442,713	392,853
Accumulated other comprehensive loss	(3,064)	(3,044)
Retained earnings	401,363	303,100

Total Bally Technologies, Inc. stockholders' equity	212,905	541,811
Noncontrolling interests	1,687	2,381

Total stockholders' equity	214,592	544,192

Total liabilities and stockholders' equity	$927,394	$913,176

See accompanying notes to consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE YEARS ENDED JUNE 30, 2011

	2011	2010	2009
	(in 000s, except per share amounts)
Revenues:
Gaming equipment and systems	$439,534	$491,241	$568,795
Gaming operations	318,621	286,950	274,965

	758,155	778,191	843,760

Costs and expenses:
Cost of gaming equipment and systems(1)	184,836	196,699	251,710
Cost of gaming operations	88,820	83,106	80,083
Selling, general and administrative	225,033	203,195	212,735
Research and development costs	88,086	80,301	77,277
Impairment charges	—	11,379	—
Depreciation and amortization	19,845	19,401	18,937

	606,620	594,081	640,742

Operating income	151,535	184,110	203,018
Other income (expense):
Interest income	4,960	3,310	3,392
Interest expense	(11,984)	(12,581)	(19,140)
Loss on extinguishment of debt	(4,119)	—	(786)
Other, net	3,001	(4,021)	(1,524)

Income from continuing operations before income taxes	143,393	170,818	184,960
Income tax expense	(45,182)	(60,721)	(64,781)

Income from continuing operations	98,211	110,097	120,179
Discontinued operations:
Income from discontinued operations, net of tax	—	7,181	8,057
Gain (loss) on sale of discontinued operations, net of tax	(403)	22,079	—

Income (loss) from discontinued operations, net of tax	(403)	29,260	8,057

Net income	97,808	139,357	128,236
Less net income (loss) attributable to noncontrolling interests	(455)	1,880	1,927

Net income attributable to Bally Technologies, Inc.	$98,263	$137,477	$126,309

Basic earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations	$1.90	$2.00	$2.19
Income from discontinued operations	—	0.11	0.13
Gain (loss) on sale of discontinued operations	(0.01)	0.41	—

Basic earnings per share	$1.89	$2.52	$2.32

Diluted earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations	$1.82	$1.89	$2.10
Income from discontinued operations	—	0.11	0.12
Gain (loss) on sale of discontinued operations	(0.01)	0.38	—

Diluted earnings per share	$1.81	$2.38	$2.22

Weighted average shares outstanding:
Basic	51,960	54,576	54,449

Diluted	54,420	57,675	57,058

Amounts attributable to Bally Technologies, Inc.:
Income from continuing operations, net of tax	$98,666	$109,223	$119,439
Income from discontinued operations, net of tax	—	6,175	6,870
Gain (loss) on sale of discontinued operations, net of tax	(403)	22,079	—

Net income	$98,263	$137,477	$126,309

(1)
Cost of gaming equipment and systems exclude amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

See accompanying notes to consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE YEARS ENDED JUNE 30, 2011

						Accumulated Other Comprehensive Income (Loss) ("OCI")
	Common Stock
			Series E Special Stock	Treasury Stock	Additional Paid-In Capital		Retained Earnings	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Dollars
	(in 000s)
Balances at June 30, 2008	56,318	$5,626	$12	$(25,041)	$302,146	$1,268	$39,314	$1,782	$325,107

Income from continuing operations, net of tax	—	—	—	—	—	—	119,439	740	120,179
Income from discontinued operations, net of tax	—	—	—	—	—	—	6,870	1,187	8,057
Foreign currency translation adjustment	—	—	—	—	—	(2,293)	—	—	(2,293)
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	—	255	—	—	255

Total comprehensive income	—	—	—	—	—	—	—	—	$126,198
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,266)	(1,266)
Issuance and receipt of restricted stock, ESPP shares, stock options and related tax and tax benefit	773	77	—	(1,411)	11,914	—	—	—	10,580
Purchase of common stock for treasury	—	—	—	(38,275)	—	—	—	—	(38,275)
Share-based compensation		—	—	—	16,405	—	—	—	16,405

Balances at June 30, 2009	57,091	$5,703	$12	$(64,727)	$330,465	$(770)	$165,623	$2,443	$438,749

Income from continuing operations, net of tax	—	—	—	—	—	—	109,223	874	110,097
Income from discontinued operations, net of tax	—	—	—	—	—	—	6,175	1,006	7,181
Gain (loss) on sale of discontinued operations, net of tax	—	—	—	—	—	—	22,079	—	22,079
Foreign currency translation adjustment	—	—	—	—	—	(266)	—	—	(266)
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	(2,008)	—	—	(2,008)

Total comprehensive income	—	—	—	—	—	—	—	—	$137,083
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,942)	(1,942)
Issuance and receipt of restricted stock, ESPP shares, stock options and related tax and tax benefit	2,364	236	—	(1,105)	48,462	—	—	—	47,593
Purchase of common stock for treasury	—	—	—	(91,221)	—	—	—	—	(91,221)
Shares issued upon exercise of warrants	40	4	—	—	(4)	—	—	—	—
Share-based compensation	—	—	—	—	13,930	—	—	—	13,930

Balances at June 30, 2010	59,495	$5,943	$12	$(157,053)	$392,853	$(3,044)	$303,100	$2,381	$544,192

Income from continuing operations, net of tax	—	—	—	—	—	—	98,666	(455)	98,211
Gain (loss) on sale of discontinued operations, net of tax	—	—	—	—	—	—	(403)	—	(403)
Foreign currency translation adjustment	—	—	—	—	—	762	—	—	762
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	—	(782)	—	—	(782)

Total comprehensive income	—	—	—	—	—	—	—	—	$97,788
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(239)	(239)
Issuance and receipt of restricted stock, ESPP shares, stock options and related tax and tax benefit	2,046	206	—	(3,161)	36,953	—	—	—	33,998
Purchase of common stock for treasury	—	—	—	(474,054)	—	—	—	—	(474,054)
Share-based compensation	—	—	—	—	12,907	—	—	—	12,907

Balances at June 30, 2011	61,541	$6,149	$12	$(634,268)	$442,713	$(3,064)	$401,363	$1,687	$214,592

See accompanying notes to consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE YEARS ENDED JUNE 30, 2011

	2011	2010	2009
	(in 000s)
Cash flows from operating activities:
Net income	$97,808	$139,357	$128,236
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	(7,181)	(8,057)
(Gain) loss on sale of discontinued operations, net of tax	403	(22,079)	—
Impairment charges	—	11,379	—
Depreciation and amortization	74,980	73,900	68,772
Share-based compensation	12,907	13,793	16,259
Amortization of deferred debt issuance costs	3,404	2,984	2,108
Income tax (benefit) expense	18,811	(19,927)	28,602
Provision for doubtful accounts	7,963	2,927	(42)
Loss on extinguishment of debt	4,119	—	786
Inventory write-downs	3,623	2,025	4,536
Excess tax benefit of stock option exercises	(8,214)	(15,355)	(270)
Other	(1,320)	(1,089)	1,945
Change in operating assets and liabilities:
Accounts and notes receivable	(46,647)	(49,816)	41,180
Inventories	(101,797)	(36,553)	5,638
Prepaid and refundable income tax and income tax payable	(24,849)	48,026	(31,098)
Other current assets	(557)	3,890	5,628
Accounts payable	14,615	3,763	(26,826)
Accrued liabilities, customer deposits and jackpot liabilities	3,393	(3,437)	(38,748)
Deferred revenue and deferred cost of revenue	(1,886)	(17,482)	(45,341)

Net cash provided by operating activities	56,756	129,125	153,308

Cash flows from investing activities:
Capital expenditures	(13,202)	(11,611)	(27,555)
Restricted cash and investments	474	(205)	4,110
Development financing provided to customers	(9,940)	(15,750)	—
Additions to other long-term assets	(6,552)	(4,758)	(5,521)

Net cash used in investing activities	(29,220)	(32,324)	(28,966)

Cash flows from financing activities:
Proceeds from borrowing	300,000	—	—
Proceeds from revolving credit facility	250,884	—	25,000
Payments on revolving credit facility	(31,884)	—	(75,000)
Capitalized debt issuance costs	(7,118)	(2,906)	(10,728)
Pay-off of debt from refinancing	(142,500)	—	(14,553)
Reduction of long-term debt and capital leases	(35,049)	(35,337)	(27,961)
Distributions to noncontrolling interests	(239)	(675)	105
Purchase of treasury stock	(477,215)	(92,326)	(39,686)
Excess tax benefit of stock option exercises	8,214	15,355	270
Proceeds from exercise of stock options and employee stock purchases	28,441	31,968	11,303

Net cash used in financing activities	(106,466)	(83,921)	(131,250)

Effect of exchange rate changes on cash	669	(396)	(71)

Net cash provided by (used in) operating activities of discontinued operations	(403)	(9,483)	8,868
Net cash provided by (used in) investing activities of discontinued operations	—	78,757	(6,756)
Net cash used in financing activities of discontinued operations	—	(1,267)	(1,371)
Decrease in cash and cash equivalents of discontinued operations	—	8,712	2,133

	(403)	76,719	2,874

Cash and cash equivalents:
Increase (decrease) for year	(78,664)	89,203	(4,105)
Balance, beginning of year	145,089	55,886	59,991

Balance, end of year	$66,425	$145,089	$55,886

See accompanying notes to consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2011

The following supplemental information is related to the consolidated statements of cash flows:

	Year Ended June 30,
	2011	2010	2009
	(in 000s)
Cash paid for interest	$11,985	$12,982	$23,824
Cash paid for income taxes	46,132	42,306	64,957
Non-cash investing and financing transactions:
Pay-off of debt from refinancing	$—	$—	$275,000
Transfer of inventory to leased gaming equipment(1)	87,307	51,952	43,938
Reclassify property, plant and equipment to inventory(1)	15,519	8,931	12,869
Acquisition of Bally trademark	—	7,500	—

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

Principles of presentation and consolidation

The accompanying consolidated financial statements include the accounts of Bally Technologies, Inc., and its wholly owned and partially owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), include all adjustments necessary to fairly present the Company's consolidated financial position, results of operations and cash flows for each period presented. References to specific U.S. GAAP within this report cite topics within the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC").

All intercompany accounts and transactions have been eliminated in consolidation.

Discontinued Operations

The Company was the general partner of Rainbow Casino Vicksburg Partnership ("RCVP"), which operated the Rainbow Casino, a dockside riverboat casino in Vicksburg, Mississippi. On April 5, 2010, the Company entered into a definitive purchase agreement to sell the Rainbow Casino which closed on June 8, 2010. The Company's Casino Operations have been classified as discontinued operations in the accompanying financial statements. See Note 3 to consolidated financial statements, Discontinued Operations.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company may enter into foreign currency forward contracts, generally with maturities of twelve months or less, to hedge recognized foreign currency assets and liabilities to reduce the risk that earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. The gains or losses resulting from changes in the fair value of these forward contracts, which are not designated as accounting hedges, are reported in other income (expense) in the consolidated statements of operations, and generally offset the gains and losses associated with the underlying foreign-currency-denominated balances, which are also reported in other income (expense). As of June 30, 2011, total outstanding contracts were $35.9 million, or the notional equivalent of €25 million Euro.

The Company may use interest rate derivatives to manage the interest expense generated by variable rate debt and foreign currency derivatives to manage foreign exchange risk. The Company's derivative financial instruments are measured at fair value on a recurring basis, and the balances as of June 30, 2011 and 2010 (which is included in other assets, net and accrued and other liabilities in the consolidated balance sheets) were as follows:

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Level 3
	(in 000s)
As of June 30, 2011:
Asset:
Foreign currency derivative financial instrument	$—	$452	$—

Interest rate derivative financial instruments	$—	$1,231	$—

Liability:
Foreign currency derivative financial instrument	$—	$586	$—

Interest rate derivative financial instruments	$—	$5,133	$—

As of June 30, 2010:
Liability:
Interest rate derivative financial instruments	$—	$2,698	$—

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The valuation techniques used to measure the fair value of the derivative financial instruments above in which the counterparties have high credit ratings, were derived from pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data. The Company's discounted cash flow techniques use observable market inputs, such as LIBOR-based yield curves and foreign currency forward rates. See Note 9 to consolidated financial statements, Long-Term Debt.

Accounting for Derivative Instruments and Hedging Activity

The Company assesses, both at the inception of each designated hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. Such highly effective derivatives are granted hedge accounting treatment. The interest rate derivative instruments meet these requirements and are accounted for as a cash flow hedges.

The impact of the cash flow hedge and non-designated foreign currency derivatives on the consolidated financial statements is depicted below:

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)			Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivative in Cash Flow Hedging Relationship	Year Ended June 30, 2011	Year Ended June 30, 2010	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Year Ended June 30, 2011	Year Ended June 30, 2010
	(in 000s)
Interest rate swap agreement	$(3,661)	$(5,978)	Interest expense	$(2,458)	$(3,024)

	Amount of Loss Recognized in Other Income (Expense)
Non-Designated Derivative	Year Ended June 30, 2011	Year Ended June 30, 2010	Year Ended June 30, 2009
Foreign Currency Forward Contract	$(135)	$—	$—

Cash and cash equivalents

Cash and cash equivalents consist of highly liquid debt instruments purchased with an original maturity of three months or less at the date of purchase and are carried at cost, which approximates fair value.

Restricted cash

The Company maintains jackpot funds totaling approximately $8.4 million and $8.3 million at June 30, 2011 and 2010, respectively, to ensure availability of funds to pay wide-area progressive jackpot awards.

Accounts and notes receivable, allowance for doubtful accounts and credit quality of financing receivables

Accounts and notes receivable are stated at face value less an allowance for doubtful accounts. The Company generally grants customers credit terms for periods of 30 to 120 days, but may also grant extended payment terms to some customers for periods up to three years, with interest at market rates.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Trade receivables with contract terms greater than one year relate to the sale of gaming equipment and, to a lesser extent, systems transactions that include software as a major component of the sale, and are generally collateralized by the related equipment sold, although the value of such equipment, if repossessed, may be less than the receivable balance outstanding. Sales-type leasing arrangements relate to gaming equipment and include options to purchase the equipment at the end of the lease term at established prices. These customers typically have a long-standing credit history with the Company. Revenue from these lease arrangements is not considered significant as it is less than 2% of revenue for the Company.

The Company has also provided development financing to certain customers in the form of notes receivable with repayment terms of three to ten years. These notes may also include accelerated payment terms based upon a percentage of net-win from gaming devices sold or leased to these customers.

The Company has one portfolio segment, the casino industry customer, and four classes of receivables including its trade receivables with a contract term less than one year, trade receivables with a contract term greater than one year, sales-type leasing arrangements, or lease receivables, and notes receivable, which are primarily for developmental financing loans. As of June 30, 2011, the Company's accounts and notes receivable were as follows:

	Accounts and Notes Receivable as of June 30, 2011
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
	(in 000s)
Contract term less than one year:
Trade and other receivables, current	$162,202	$2,064	$160,138

Contract term greater than one year:
Trade receivables, current	72,237	3,973	68,264
Trade receivables, noncurrent	15,111	213	14,898

	87,348	4,186	83,162
Lease receivables, current	10,245	10,245	—
Lease receivables, noncurrent	13,490	13,490	—

	23,735	23,735	—
Notes receivable, current	1,621	1,621	—
Notes receivable, noncurrent	18,565	18,565	—

	20,186	20,186	—
Total current	246,305	17,903	228,402
Total noncurrent	47,166	32,268	14,898

Total	$293,471	$50,171	$243,300

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The activity related to the allowance for doubtful accounts since December 31, 2010, the date of adoption for new disclosure requirements related to the credit quality of financing receivables and the related allowance for credit losses, to June 30, 2011, is summarized below:

	Allowance for Doubtful Accounts
	Beginning Balance as of December 31, 2010	Charge- offs	Recoveries	Provision	Ending Balance as of June 30, 2011	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
	(in 000s)
Contract term less than one year:
Trade and other receivables, current	$(5,857)	$2,324	$191	$(2,533)	$(5,875)	$(2,064)	$(3,811)
Contract term greater than one year:
Trade receivables, current	(3,329)	1,615	53	(3,523)	(5,184)	(3,973)	(1,211)
Trade receivables, noncurrent	(498)	204	—	(213)	(507)	(213)	(294)

	(3,827)	1,819	53	(3,736)	(5,691)	(4,186)	(1,505)
Lease receivables, current	—	—	—	—	—	—	—
Lease receivables, noncurrent	—	—	—	—	—	—	—

	—	—	—	—	—	—	—
Notes receivable, current	—	—	—	—	—	—	—
Notes receivable, noncurrent	(5,169)	5,169	—	—	—	—	—

	(5,169)	5,169	—	—	—	—	—
Total current	(9,186)	3,939	244	(6,056)	(11,059)	(6,037)	(5,022)
Total noncurrent	(5,667)	5,373	—	(213)	(507)	(213)	(294)

Total	$(14,853)	$9,312	$244	$(6,269)	$(11,566)	$(6,250)	$(5,316)

The Company accrues interest, if applicable, on its receivables per the terms of the agreement. Interest is not accrued on delinquent accounts that the Company has determined and specifically identified as not collectible. The Company's recorded investment in receivables on nonaccrual status as of June 30, 2011, excluding trade accounts receivable with a contract term less than one year, is as follows:

Total
(in 000s)
Trade receivables	$4,186
Lease receivables	—
Notes receivables	—

Total	$4,186

The Company evaluates the credit quality of its accounts and notes receivable and establishes an allowance for doubtful accounts based on a combination of factors including, but not limited to,

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

customer collection experience, economic conditions, and the customer's financial condition. In addition to specific account identification, the Company utilizes historic collection experience for the most recent twelve month period, where applicable, to establish an allowance for doubtful accounts receivable. Receivables are written off only after the Company has exhausted all collection efforts.

Gaming is a highly regulated industry requiring customers to obtain a gaming operator's license and verify with the applicable regulatory agency that they have the financial resources to operate a gaming establishment. Many of the Company's customers, including new casinos that have opened in recent years, are owned by existing multi-property customers that have established a favorable payment history with the Company. Customer accounts typically include a mix of trade receivables balances with terms for periods of 30 to 120 days and financing receivables resulting from extended payment terms.

The Company monitors the credit quality of its accounts and notes receivable by reviewing an aging of customer invoices. Invoices are considered past due if a scheduled payment is not received within contractually agreed upon terms. The Company also reviews a variety of other relevant qualitative information such as collection experience, economic conditions and specific customer financial conditions to evaluate credit risk in recording the allowance for doubtful accounts.

The following summarizes the aging of past due receivables, excluding trade accounts receivable with a contract term less than one year, as of June 30, 2011:

	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due	Current	Total Receivable	Recorded Investment 90 Days and Accruing
	(in 000s)
Trade receivables	$7,655	$4,790	$6,205	$18,650	$68,698	$87,348	$—
Lease receivables	—	—	—	—	23,735	23,735	—
Notes receivable	—	—	—	—	20,186	20,186	—

Total	$7,655	$4,790	$6,205	$18,650	$112,619	$131,269	$—

The aging of customer invoices is based on their contractually agreed upon payment terms, which in certain rare circumstances have been modified from the original financing terms. The modifications of original financing terms have not been material to our total trade, lease and note receivable balances.

The Company's notes receivable are reviewed quarterly, at a minimum, for impairment. The customer's solvency, collection experience, legal and regulatory environment and other financial information may indicate that the loan is impaired. As of June 30, 2011, the Company had no impaired loans remaining in its accounts and notes receivable balances. As of June 30, 2010, the Company had one impaired loan to a customer in Alabama and the recorded investment and related allowance of $5.2 million were written off during fiscal year 2011. In fiscal year 2010, the legality of the charitable bingo market in Alabama was questioned and several operators in the region closed and the Company recognized an impairment charge on the notes receivable. No further interest is accrued once a loan is impaired.

The fair value of accounts and notes receivable, net, is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers, with similar credit ratings and remaining maturities. As of June 30, 2011 and 2010, respectively, the fair value of the accounts and notes receivable, net, approximate the carrying value.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market. Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overhead. Inventories consist of the following:

	June 30,
	2011	2010
	(in 000s)
Raw materials	$53,926	$34,221
Work-in-process	1,630	1,101
Finished goods	13,078	7,484

Total	$68,634	$42,806

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

The Company recorded inventory write-downs totaling approximately $3.6 million, $2.0 million and $4.5 million during the years ended June 30, 2011, 2010 and 2009, respectively. These charges are included in the cost of gaming equipment and systems in the consolidated statements of operations.

Hurricane damage insurance recoveries

During fiscal year 2009, the Company negotiated an insurance settlement related to the 2005 U.S. Gulf Coast hurricane damages which destroyed or temporarily shut down certain gaming operations in the Gulf Coast region. The Company received a final payment of $3.0 million for business interruption, which was included in selling, general and administrative expenses.

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

Restricted long-term investments

The Company purchases U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive annual or weekly installment payments. These securities are held to maturity and recorded at cost plus interest accretion to date. Such securities are included in restricted long-term investments in the consolidated balance sheets, and totaled $12.5 million and $13.1 million as of June 30, 2011 and 2010, respectively.

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

Depreciation and amortization expense

For the years ended June 30, 2011, 2010 and 2009, depreciation and amortization expense from continuing operations totaled $75.0 million, $73.9 million and $68.8 million, respectively. Of these amounts, $55.1 million, $54.5 million and $49.8 million of depreciation and amortization expense were included in cost of gaming operations in the consolidated statements of operations. Depreciation expense from leased gaming equipment under capital leases totaled $2.1 million for the year ended June 30, 2009.

For the years ended June 30, 2010 and 2009, depreciation and amortization expense from discontinued operations totaled $2.9 million and $3.3 million, respectively.

Impairment of long-lived assets and goodwill

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets are measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset, undiscounted and without interest. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

The Company reviews goodwill for impairment annually at the beginning of its fourth fiscal quarter, or whenever events or circumstances indicate the carrying value may not be recoverable or warrant a revision to the estimated remaining useful life. The Company performs the impairment analysis of goodwill at a reporting unit level by comparing the fair value of a reporting unit with its carrying value, including goodwill. If the fair value is less than the carrying value, the impairment to be recognized is measured as the amount by which the carrying amount of the goodwill exceeds the fair value of the reporting unit goodwill.

During the year ended June 30, 2010, impairment charges of $5.9 million related to long-lived assets were recorded (see Note 4 to the consolidated financial statements, Impairment Charges). During the years ended June 30, 2011 and 2009, no impairment charges related to long-lived assets were recorded.

During the years ended June 30, 2011, 2010 and 2009, no impairment charges related to goodwill were recorded.

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

Revenue recognition

The Company's revenue recognition policy is to record revenue when all of the following criteria have been satisfied:

  •
  Persuasive evidence of an arrangement exists;

  •
  The price or fee to the customer is fixed or determinable;

  •
  Collectability is reasonably assured;

  •
  Delivery has occurred; and

  •
  No significant contractual obligations remain.

Revenues are reported net of incentive rebates, discounts, sales taxes, and other taxes of a similar nature. For products sold under arrangements with extended payment terms the probability of collection is evaluated based on a review of the customer's credit worthiness and a review of historic collection experience on contracts with extended payment terms. As a result of such review, the Company recognizes revenue on extended payment term arrangements as the Company has determined that collectability is reasonably assured and the fees are fixed and determinable.

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

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As the combination of game content software and the tangible gaming device function together to deliver the product's essential functionality, revenue from the sale of gaming devices is recognized under general revenue recognition guidance. Prior to July 1, 2009, gaming devices were recognized under software revenue recognition guidance. Game content conversion kits are considered software deliverables and are recognized in accordance with software revenue recognition guidance.

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

The Company licenses systems software on a perpetual basis or under time-based licenses. Revenue from perpetual license software is recognized at the inception of the license term if all revenue recognition criteria have been met. Revenue from maintenance and product support fees sold with perpetual licenses is recognized over the term of the support period. The Company's time-based licenses are generally for twelve month terms and are bundled with software maintenance and product support fees. All revenue from such arrangements is recognized over the term of the license.

Systems-based hardware includes embedded software that is essential to the functionality of the hardware. Accordingly, revenue related to all systems-based hardware sales and related maintenance and product support fees are recognized under general revenue recognition guidance. Prior to July 1, 2009, systems-based hardware was recognized under software revenue recognition guidance. Revenue from the sale of systems-based hardware is generally recognized upon delivery when title and risk of loss have passed to the customer and all other revenue recognition criteria are met. However, in the case of arrangements involving a systems installation, revenue on the systems-based hardware is

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

generally not recognized until the system has been installed and the customer has accepted the system. Hardware maintenance and product support fees are recognized during the term of the support period which is generally 12 months.

Software maintenance and product support provides customers with rights to unspecified software product upgrades, maintenance and patches released during the term of the support period. The Company's software maintenance and product support arrangements are generally for 12 month periods. Software maintenance and product support is recognized on a straight-line basis over the term of the support period.

Multiple Element Arrangements.    The Company enters into revenue arrangements that may consist of multiple deliverables of its products and services. Customers may enter into arrangements with the Company for the implementation of systems software and the sale of gaming devices. Arrangements for the implementation of systems software will generally include a combination of systems software licenses, systems-based hardware products, maintenance and product support fees, and professional services. Certain gaming equipment arrangements may also include the sale of gaming devices and game conversion kits. Revenue arrangements with multiple deliverables are allocated to separate units of accounting if the deliverables meet both of the following criteria:

  •
  The delivered items have value to the customer on a stand-alone basis. The items have value on a standalone basis if they are sold separately by any vendor or the customer could resell the delivered items on a standalone basis; and

  •
  If the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the Company.

At the inception of a multiple element arrangement, fees under the arrangement are allocated to the nonsoftware deliverables, and to the software deliverables as a group based on their relative selling price. Software deliverables are further subject to separation and allocation based on software revenue recognition guidance as described in the following paragraph. When applying the relative selling price method, a hierarchy is used for estimating the selling price based first on vendor-specific objective evidence ("VSOE"), then third-party evidence ("TPE") and finally management's estimate of the selling price ("ESP"). Revenue for each unit of accounting is recognized when the relevant recognition criteria for each respective element has been met.

In allocating arrangement fees under the relative selling price hierarchy, the Company uses VSOE for all products which have been sold on a stand-alone basis. As TPE is generally not available, the Company uses ESP for products that are not sold on a stand-alone basis and for recently introduced products that are sold on a stand-alone basis but for which a history of stand-alone sales has not yet been developed. Following these guidelines, the Company uses either VSOE or ESP for gaming devices, system-based hardware products, maintenance and product support fees associated with perpetual licenses and professional services; and ESP for perpetual and time-based software licenses and maintenance and product support fees associated with time-based licenses.

The Company uses the residual method to recognize revenue allocated to software deliverables. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element and is recognized as revenue. In arrangements in which the Company does not have VSOE of fair value of all undelivered software elements, revenue is deferred until delivery occurs or VSOE of fair value has been established for any remaining undelivered software elements. In the event the only undelivered software element is

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

maintenance and product support for which VSOE of fair value does not exist, the revenue is recognized ratably over the maintenance and product support period.

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

Advertising costs

The Company expenses advertising costs as incurred, which totaled $9.6 million, $9.1 million and $6.8 million from continuing operations for the years ended June 30, 2011, 2010 and 2009, respectively.

Warranty expense

Gaming devices are typically sold with a 90-day parts and labor warranty. Warranty expense is calculated using historical experience, and totaled $2.5 million, $2.3 million and $3.3 million for the years ended June 30, 2011, 2010 and 2009, respectively.

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

The Company recognizes tax benefits from an uncertain position only if it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the issue. The amount recognized is the largest benefit that the Company believes has greater than a 50% likelihood of being realized upon settlement. The Company recognizes interest and penalties related to uncertain tax positions as tax expense.

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

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and casino operations, research and development costs, and selling, general and administrative expenses.

The excess tax benefit from stock option exercises and tax deductions in excess of compensation cost recognized are classified as a financing activity in the statement of cash flows.

Foreign currency translation

The functional currency of the Company's foreign subsidiaries is typically their local currency. Assets and liabilities of foreign operations are translated into U.S. dollars at the rate of exchange at the end of the period, and the income and expense accounts are translated at the average rate of exchange for the period. Translation adjustments are reflected as accumulated other comprehensive income within stockholders' equity. Gains and losses on foreign currency transactions are included in the consolidated statements of operations.

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

Effective July 1, 2009, the Company adopted new accounting guidance related to revenue recognition for multiple deliverable arrangements and certain revenue arrangements that include software elements. The Company elected to adopt this guidance prior to the required effective date using the prospective method. Accordingly, this guidance was applied to all new or materially modified revenue arrangements entered into after the start of the Company's fiscal year of adoption.

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

On December 31, 2010, the Company adopted new accounting guidance and disclosures to address concerns about the credit quality of financing receivables and the related allowance for credit losses. The guidance is intended to provide additional information to assist financial statement users in assessing an entity's credit risk exposures and evaluating the adequacy of its allowance for credit losses. The new disclosures included information at disaggregated levels, including the nature of the credit risk and how it is analyzed in arriving at the allowance for credit losses, a roll-forward schedule of and reasons for changes in the allowance, credit quality indicators, aging of past due accounts, the nature and extent of modifications, and significant purchases or sales, if applicable.

Recently issued accounting pronouncements not yet adopted

In April 2010, the FASB issued new accounting guidance related to accruals for casino jackpot liabilities. Specifically, the guidance clarifies that an entity should not accrue jackpot liabilities, or portions thereof, before a jackpot is won if the entity can avoid paying the jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance applies to both base and progressive jackpots. The new guidance is effective for fiscal years beginning on or after December 15, 2010. The new guidance will be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. The Company will adopt the guidance in fiscal year 2012 and there will not be a significant impact on its consolidated results of operations, financial position and cash flows. The effect of adoption will be recorded as a cumulative-effect adjustment to the retained earnings balance as of July 1, 2011.

In April 2011, the FASB issued new accounting guidance related to troubled debt restructuring. The guidance clarifies which loan modifications constitute troubled debt restructurings to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosures of troubled debt restructurings. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011. The Company will adopt the guidance in fiscal year 2012 and there will not be a significant impact on its consolidated results of operations, financial position and cash flows. Its future impact would only be in its disclosures of troubled debt restructurings, if applicable.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2010, the FASB issued new accounting guidance related to goodwill impairment testing. The new guidance amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The new guidance is effective for annual periods beginning after December 31, 2011. The Company expects to adopt the guidance in fiscal year 2013 and does not believe it will have a significant impact on its consolidated results of operations, financial position and cash flows.

In May 2011, the FASB issued new accounting guidance related to fair value measurements. The new guidance changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The new guidance is to be applied prospectively and is effective for interim and annual periods beginning on or after December 15, 2011. The Company expects to adopt the guidance in the second quarter of fiscal year 2012 and does not believe it will have a significant impact on its consolidated financial statement footnote disclosures.

In June 2011, the FASB issued new accounting guidance to make the presentation of items within other comprehensive income ("OCI") more prominent. The new standard will require companies to present items of net income, items of OCI and total comprehensive income in one continuous statement or two separate consecutive statements, and companies will no longer be allowed to present items of OCI in the statement of stockholders' equity. Reclassification adjustments between OCI and net income will be presented separately on the face of the financial statements. The new guidance is to be applied retrospectively and is effective for interim or annual periods beginning after December 15, 2011. The Company expects to adopt the guidance in the second quarter of fiscal year 2012. The adoption of this standard will significantly change the presentation of the Company's consolidated financial statements.

The Company believes there is no additional new accounting guidance adopted but not yet effective that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on its financial reporting.

2.     EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following computation of basic and diluted earnings per share applicable to the Company's common stock is as follows:

	Year Ended June 30,
	2011	2010	2009
	(in 000s, except per share amounts)
Amounts attributable to Bally Technologies, Inc.:
Income from continuing operations, net of tax	$98,666	$109,223	$119,439
Income from discontinued operations, net of tax	—	6,175	6,870
Gain (loss) on sale of discontinued operations, net of tax	(403)	22,079	—

Net income attributable to Bally Technologies, Inc.	$98,263	$137,477	$126,309
After tax interest expense on convertible debt	—	14	160

Diluted earnings attributable to Bally Technologies, Inc.	$98,263	$137,491	$126,469

Weighted average common shares outstanding	51,960	54,576	54,449
Dilutive effect of:
Stock options, Restricted Stock Units ("RSU") and restricted stock	2,459	3,063	2,423
Warrants	1	14	7
Convertible debt(1)	—	22	179

Weighted average diluted shares outstanding	54,420	57,675	57,058

Basic earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations	$1.90	$2.00	$2.19
Income from discontinued operations	—	0.11	0.13
Gain (loss) on sale of discontinued operations	(0.01)	0.41	—

Basic earnings per share	$1.89	$2.52	$2.32

Diluted earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations	$1.82	$1.89	$2.10
Income from discontinued operations	—	0.11	0.12
Gain (loss) on sale of discontinued operations	(0.01)	0.38	—

Diluted earnings per share	$1.81	$2.38	$2.22

(1)
The Company had certain related party debt outstanding which was convertible into common stock at the Company's discretion. The related party debt was paid in full in December 2009.

Certain securities were excluded from the diluted per share calculation because their inclusion would be anti-dilutive. Such securities consist of the following:

	Year Ended June 30,
	2011	2010	2009
	(in 000s)
Stock options, RSU and restricted stock	688	308	1,975

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     DISCONTINUED OPERATIONS

The Company owned and operated the Rainbow Casino, a dockside riverboat casino in Vicksburg, Mississippi, which was sold on June 8, 2010. Under the terms of the agreement, the Company was paid approximately $80.0 million in an all-cash transaction. The following table summarizes the gain on sale of discontinued operations:

Year Ended June 30,
2010
(in 000s)
Sale proceeds	$80,000
Distributions to noncontrolling interest	(688)
Assets held for sale	(45,733)
Liabilities related to assets held for sale	1,161
Adjustments to proceeds for fees and expenses	(471)

Gain on sale of discontinued operations before income taxes	34,269
Income tax expense	(12,190)

Gain on sale of discontinued operations	$22,079

Per the terms of the sale agreement, the Company had certain post-closing adjustments during fiscal year 2011, which reduced its gain on the sale of the Rainbow Casino in fiscal year 2010 by approximately $0.4 million, net of income taxes.

The following table summarizes income from discontinued operations:

	Year Ended June 30,
	2010	2009
	(in 000s)
Revenues:
Casino operations	$34,336	$39,669

Costs and expenses:
Direct cost of casino operations	14,081	16,750
Selling, general and administrative	6,821	7,864
Depreciation and amortization	2,873	3,337

	23,775	27,951

Operating income	10,561	11,718
Other income (expense):
Interest income	7	26
Other, net	(25)	13

Income from discontinued operations before income taxes	10,543	11,757
Income tax expense	(3,362)	(3,700)

Income from discontinued operations	7,181	8,057
Less income attributable to noncontrolling interests	1,006	1,187

Income from discontinued operations attributable to Bally Technologies, Inc.	$6,175	$6,870

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     IMPAIRMENT CHARGES

As a result of actions concerning the legality of the charitable bingo market in Alabama, the Company recorded a charge of $11.4 million during fiscal year 2010, which included full allowances for notes and accounts receivable of $5.5 million and an impairment of $5.9 million in long-lived assets.

Recoverability of the long-lived assets and notes and accounts receivable were measured by a comparison of the carrying amount of the related asset to future net cash flows expected to be generated by the related asset. The impairment charges were measured by the amount by which the carrying amount of the assets exceeded the estimated fair value of the assets.

5.     PROPERTY, PLANT AND EQUIPMENT AND LEASED GAMING EQUIPMENT

Property, plant and equipment and leased gaming equipment consist of the following:

	June 30,
	2011	2010
	(in 000s)
Land and land improvements	$1,975	$1,975
Buildings and leasehold improvements	25,125	23,483
Gaming equipment	25,734	26,508
Furniture, fixtures and equipment	32,002	27,842
Less accumulated depreciation	(51,570)	(47,714)

Property, plant and equipment, net	$33,266	$32,094

Leased gaming equipment	$272,828	$236,137
Less accumulated depreciation	(176,137)	(153,780)

Leased gaming equipment, net	$96,691	$82,357

6.     GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

		June 30, 2011			June 30, 2010
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in 000s)
Computer software	3 - 9	$36,725	(31,841)	$4,884	$35,652	$(28,395)	$7,257
License rights	3 - 13	4,344	(2,751)	1,593	3,624	(2,048)	1,576
Trademarks	5 - 9	2,203	(2,203)	—	2,203	(2,023)	180
Core technology	5 - 14	22,763	(14,107)	8,656	22,763	(10,346)	12,417
Contracts	10	15,303	(7,372)	7,931	10,836	(6,421)	4,415
Other intangibles	3 - 5	5,337	(1,036)	4,301	1,702	(999)	703

Total finite-lived intangible assets		$86,675	$(59,310)	$27,365	$76,780	$(50,232)	$26,548
Trademark	indefinite	7,500	—	7,500	7,500	—	7,500

Total		$94,175	$(59,310)	$34,865	$84,280	$(50,232)	$34,048

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Total amortization expense related to finite-lived intangible assets totaled $9.3 million, $10.3 million and $9.8 million for the years ended June 30, 2011, 2010 and 2009, respectively, which included computer software amortization expense of $3.3 million, $4.4 million and $4.1 million, respectively.

Future amortization of finite-lived intangible assets is scheduled as follows:

Year Ended June 30,	(in 000s)
2012	$10,326
2013	8,681
2014	4,180
2015	1,464
2016	1,297
Thereafter	1,417

Total	$27,365

All goodwill is associated with continuing operations. The changes in the carrying amount of goodwill for the years ended June 30, 2011 and 2010 are as follows:

(in 000s)
Balance as of June 30, 2009	$161,960
Foreign currency translation adjustment	(807)

Balance as of June 30, 2010	161,153
Foreign currency translation adjustment	957

Balance as of June 30, 2011	$162,110

No impairment charges for goodwill and intangible assets were necessary for the years ended June 30, 2011, 2010 and 2009.

7.     OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30,
	2011	2010
	(in 000s)
Games on trial	$3,609	$2,744
Refundable deposits	1,224	413
Other	151	193

Total other current assets	$4,984	$3,350

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     ACCRUED AND OTHER LIABILITIES

Accrued liabilities consist of the following:

	June 30,
	2011	2010
	(in 000s)
Payroll and related costs	$27,014	$24,148
Royalties	3,772	3,045
Professional and consulting fees	2,748	2,857
Regulatory approval costs	2,182	1,604
Sales, use and gaming taxes	3,337	2,164
Interest rate derivative financial instrument liabilities	5,133	2,698
Foreign currency derivative financial instrument liability	586	—
Other	13,523	9,146

Total accrued and other liabilities	$58,295	$45,662

9.     LONG-TERM DEBT

Long-term debt consists of the following:

	June 30,
	2011	2010
	(in 000s)
Revolving credit facility	$219,000	$—
Term loan facility	296,250	173,750
Other, generally unsecured	153	43

Long-term debt	515,403	173,793
Less current maturities	(15,153)	(42,543)

Long-term debt, net of current maturities	$500,250	$131,250

As of June 30, 2011, there was approximately $181.0 million of undrawn availability under the revolving credit facility. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit.

On April 15, 2011, the Company entered into an amended and restated credit agreement, that provides for a $700 million senior secured credit facility comprised of a $300 million, five-year term loan and a $400 million, five-year revolving credit facility, including a $50 million sublimit for the issuance of standby letters of credit, a $10 million sublimit for swingline loans and a $150 million sublimit for multicurrency borrowings approved under the credit facility.

The interest rate on the credit facility is subject to a leverage-based pricing grid. If the leverage ratio, as defined under the credit facility, is greater than 2.5, the interest rate will be LIBOR plus a margin of 2.00%; if the leverage ratio is between 2.0 and 2.5, the interest rate will be LIBOR plus a margin of 1.75%; if the leverage ratio is between 1.5 and 2.0, the interest rate will be LIBOR plus a margin of 1.50%; if the leverage ratio is between 1.0 and 1.5, the interest rate will be LIBOR plus a margin of 1.25%; and if the leverage ratio is below 1.0, the interest rate will be LIBOR plus a margin of 1.00%.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective December 2008, the Company entered into a floating-to-fixed interest rate swap agreement with an original notional value of $218.8 million and a maturity date of September 26, 2012 to fix floating LIBOR based debt to fixed rate debt at an interest rate of 1.89%. Effective June 2011, the Company entered into a second floating-to-fixed rate swap agreement with an original notional value of $165.0 million and a maturity date of May 13, 2016 to fix a portion of the floating LIBOR based debt under the new term loan to fixed rate debt at an interest rate of 2.09%. At June 30, 2011, the combined swap agreements had a notional value of $296.3 million.

As of June 30, 2011, the interest rate on the revolving credit facility was 2.29% and the interest rate on the term loan was 3.82%, after giving effect to the floating-to-fixed interest rate swaps.

Under the credit facility, the term loan requires quarterly principal reductions in an amount equal to 1.25% of the effective date term loan amount, or $3,750,000, through March 2013; an amount equal to 1.875% of the effective date term loan amount, or $5,625,000, through March 2014; an amount equal to 2.50% of the effective date term loan amount, or $7,500,000, from June 2014 until the term loan's maturity in May 2016 upon when the remaining outstanding principal balance of $187,500,000 is due.

The credit facility is collateralized by substantially all of the Company's domestic property and is guaranteed by each of the Company's domestic subsidiaries, excluding any noncontrolling interests, and is secured by a pledge agreement.

The fair value of long-term debt is estimated by discounting expected cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of June 30, 2011 and 2010, the fair value of long-term debt approximated the carrying value.

The credit facility contains a number of covenants that, among other things, restrict the Company's ability and certain of its subsidiaries to dispose of assets, incur additional indebtedness or issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of our subsidiaries, engage in mergers or acquisitions or certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities.

The financial covenants under the credit facility consist of a leverage ratio and an interest coverage ratio. The leverage ratio is computed as total debt outstanding at the end of the quarter divided by the trailing twelve months Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), excluding certain cash and non-cash charges. The interest coverage ratio is computed as EBITDA for the trailing twelve months divided by the trailing twelve months of interest charges.

A breach of any of the covenants or the inability to comply with the required financial ratios could result in a default under the credit facility. In the event of any such default, the lenders could elect to declare all borrowings outstanding under the credit facility, together with any accrued interest and other fees, to be due and payable. If the Company were unable to repay the indebtedness upon its acceleration, the lenders could proceed against the underlying collateral. The Company was in compliance with all of the credit facility covenants as of June 30, 2011.

Interest Rate Swap Agreements

The Company has documented and designated these interest rate swaps as cash flow hedges. Based on the assessment of effectiveness using statistical regression, the Company determined that the interest rate swaps are effective. Effectiveness testing of the hedge relationships and measurement to quantify ineffectiveness is performed each fiscal quarter using the hypothetical derivative method. As the

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest rate swaps qualify as cash flow hedges, the Company adjusts the cash flow hedges on a quarterly basis to their fair value with a corresponding offset to accumulated Other Comprehensive Income ("OCI"). The interest rate swaps have been and are expected to remain highly effective for the life of the hedges. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. Any ineffectiveness is reclassified from accumulated other comprehensive income to other income (expense). As of June 30, 2011, the Company had no ineffectiveness on its cash flow hedges. Amounts related to the swaps expected to be reclassified from other comprehensive income to interest expense in the next twelve months total $4.9 million.

Additional information on the Company's interest rate swaps are as follows:

Interest Rate Swaps	Balance Sheet Location	Fair Value (in 000s)	Location of Offsetting Balance
Cash flow hedges—$296.3 million LIBOR based debt	Accrued and other liabilities	$5,133
	Other assets, net	1,231

		$3,902	Accumulated other comprehensive income (before income taxes)

Principal Repayments

The following annual principal maturities of the Company's term loan facility for each of the fiscal years ending subsequent to June 30, 2011, are as follows:

Year Ended June 30,	(in 000s)
2012	$15,000
2013	16,875
2014	24,375
2015	30,000
2016	210,000

Total	$296,250

10.   LEASES

The Company leases certain office space, equipment, autos, warehouse and repair facilities and other property locations under noncancelable operating leases which are generally included in selling, general and administrative expenses. Operating rental expense is as follows:

	Year Ended June 30,
	2011	2010	2009
	(in 000s)
Equipment and office space leases	$9,060	$8,325	$6,969
Sublease rental income	(357)	(251)	(201)

	$8,703	$8,074	$6,768

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A schedule of future minimum rental payments required under noncancelable operating leases for each of the five fiscal years ending after June 30, 2011, is as follows:

Year Ended June 30,	Operating
2012	$8,584
2013	6,410
2014	4,481
2015	2,541
2016	2,290
Thereafter	1,490

Total minimum payments	$25,796

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

12.   SHARE-BASED COMPENSATION

Employee Stock Purchase Plan

The 2008 ESPP provides that eligible employees are able to contribute up to 10% of their eligible earnings towards the quarterly purchase of the Company's common stock. The employee's purchase price is equal to 85% of the fair market value. During the years ended June 30, 2011, 2010 and 2009, employees purchased 67,730, 53,716 and 88,774 shares of common stock for approximately $2.1 million, $1.9 million and $1.7 million, respectively.

Share-Based Award Plans

The Company's 2010 Long-Term Incentive Plan, which was an amendment and restatement of the Company's 2001 Long-Term Incentive Plan, as amended, (the "2010 Plan") provides for the issuance of up to 15,050,000 shares of common stock to Company employees, directors and designated paid consultants. At the Company's 2010 Annual Meeting, the 2010 Plan was amended to increase the number of shares issuable pursuant to awards of restricted stock, restricted stock units ("RSUs") or incentive bonuses granted after the 2010 Annual Meeting shall count against the overall share limit as 1.75 shares for every share granted. Prior to the 2010 Annual Meeting, the number of shares issuable pursuant to awards of restricted stock or RSUs was capped at 1,400,000 shares. Generally, options are granted at the fair value of the Company's common stock at the date of grant and are exercisable over five to ten years.

The Company's 1996 Long-Term Incentive Plan (the "1996 Plan") provided for the issuance of up to 3,428,000 shares of common stock to Company employees, directors and designated paid consultants. Generally, options were granted at the fair value of the Company's common stock at the date of grant

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and are exercisable over five to ten years. No shares of common stock remain available under the 1996 Plan for the grant of new awards.

The Company issues new shares for shares delivered under the 1996 Plan and the 2010 Plan (collectively, the "Plans").

Stock option activity as of and for the year ended June 30, 2011 is summarized below:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)	(per share)	(years)	(in 000s)
Balance outstanding as of June 30, 2010	5,061	$21.14		$61,186
Granted	368	36.13
Exercised	(1,638)	16.23
Forfeited or expired	(109)	33.76

Balance outstanding as of June 30, 2011	3,682	24.45	3.86	$60,558

Exercisable as of June 30, 2011	2,782	21.09	3.35	$54,817

Restricted stock and RSU activity as of and for the year ended June 30, 2011 is summarized below:

	Restricted Stock	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
	(in 000s)	(per share)	(in 000s)	(per share)
Balance outstanding as of June 30, 2010	329	$35.66	642	$18.27
Granted	206	38.77	97	42.01
Released	(130)	34.73	(139)	31.98
Forfeited or expired	(68)	33.16	—	—

Balance outstanding as of June 30, 2011	337	$38.42	600	$18.92

Vested as of June 30, 2011			534	$16.04

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is additional information about stock options, restricted stock and RSUs exercised, granted and vested during the periods:

	Year Ended June 30,
	2011	2010	2009
	(in 000s, except per share amounts)
Weighted average grant-date fair value per share:
Stock options granted	$16.86	$19.56	$10.62
Stock options vested	$11.47	$10.71	$9.23
Restricted stock and RSUs vested	$33.31	$29.99	$20.16
Total grant-date fair value of stock options vested	$6,458	$7,123	$13,186
Total grant-date fair value of restricted stock and RSUs vested	$8,962	$4,384	$3,758
Exercises under all share-based payment arrangements:
Total intrinsic value	$37,915	$59,583	$7,297
Cash received	$26,314	$30,074	$9,628
Tax benefit realized	$8,718	$16,730	$688

Shares Reserved

The following shares are reserved for stock options and RSUs issued and available for issue under the Plans and the 2008 ESPP:

(in 000s)
Stock options and RSUs issued and currently outstanding	4,282
Shares available for future issuance	3,230

Total	7,512

Share-Based Compensation

The following table presents share-based compensation expense and related effect of the income tax benefit included in the Company's consolidated statements of operations:

	Year Ended June 30,
	2011	2010	2009
	(in 000s)
Selling, general and administrative	$9,624	$10,382	$13,377
Research and development	3,104	3,231	2,736
Cost of gaming equipment and systems and operations	179	180	146

Share-based compensation expense before tax	$12,907	$13,793	$16,259
Income tax benefit	(4,517)	(4,828)	(5,691)

Net share-based compensation expense	$8,390	$8,965	$10,568

Share-based compensation expense from discontinued operations before income tax was $137,000 and $146,000 for the years ended June 30, 2010 and 2009, respectively.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Included in share-based compensation expense in the consolidated statements of operations for the years ended June 30, 2011, 2010 and 2009 is restricted stock amortization of $7.0 million, $6.4 million and $4.6 million, respectively.

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

As of June 30, 2011, there was $11.2 million of total unrecognized compensation expense related to the unvested portion of stock options which will be recognized over the subsequent 1.89 years. In addition, as of June 30, 2011, there was $12.0 million of total unrecognized compensation expense related to the unvested portion of restricted stock and RSUs which will be recognized over the subsequent 1.76 years.

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

The fair value of each option granted during the periods referenced below was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	Year Ended June 30,
	2011	2010	2009
Weighted Average:
Expected option term (in years)	4.61	4.66	4.53
Expected volatility	54.91%	56.04%	51.07%
Risk-free interest rate	1.76%	2.23%	2.63%
Expected annual dividend yield	0%	0%	0%

For the years ended June 30, 2010 and 2009, the expected option term was determined using the simplified method for share based payments as the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. During fiscal year 2011, the Company ceased using the simplified method and began using its historical exercise activity to estimated expected term. Expected volatility is based on historical market factors related to the Company's common stock. Risk-free interest rate is based on U.S. Treasury rates appropriate for the expected term.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   STOCKHOLDERS' EQUITY, OPTIONS, WARRANTS AND RIGHTS

Warrants

The Company previously issued 100,000 stock purchase warrants in connection with a prior acquisition. The strike price of the warrant was $24.69 with a term of seven years. During the years ended June 30, 2011 and 2010, 125 and 95,375 stock purchase warrants were exercised and converted into 125 and 40,080 shares of the Company's common stock, respectively. The majority of the exercises were cashless and net shares were issued for the difference between the strike price of the warrant and the market value of the Company's common stock upon exercise.

Share Repurchase Plan

The Company's Board of Directors have approved a variety of share repurchase plans under which, subject to price and market conditions, purchases of shares can be made from time to time in the open market or in privately negotiated transactions using available cash.

On April 4, 2010, the Company's Board of Directors approved a new share repurchase plan to purchase up to $150 million of common stock which replaced the previous plan. On April 6, 2011, the Company's Board of Directors increased the share-repurchase plan amount to $550 million minus the amount repurchased in the tender offer. On May 12, 2011, the Company concluded a modified Dutch auction tender offer purchasing 9.9 million shares at $40.18 per share for $398.3 million.

As of June 30, 2011, $151.7 million remained available under the plan for repurchase in future periods.

For the years ended June 30, 2011, 2010 and 2009, the Company made the following purchases under its share purchase plans:

	Year Ended June 30,
	Shares	Average Price per share	Amount (in 000s)
For the year ended June 30, 2009	1,557,216	$24.58	$38,275
For the year ended June 30, 2010	2,297,278	$39.71	91,221
For the year ended June 30, 2011	11,957,208	$39.65	474,054

Total	15,811,702	$38.17	$603,550

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

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

retired in 1996) who elected to receive such stock in lieu of receiving common stock. The holders of shares of Series E Special Stock have no voting rights except as required by law. A total of 115 shares of Series E Special Stock remain outstanding. No other shares of Special Stock remain outstanding.

14.   INCOME TAXES

Consolidated income from continuing operations before taxes and noncontrolling interest for domestic and foreign operations is as follows:

	Year Ended June 30,
	2011	2010	2009
	(in 000s)
United States	$131,668	$160,265	$169,756
Foreign	11,725	10,553	15,204

Total	$143,393	$170,818	$184,960

The components of the Company's income tax expense from continuing operations are as follows:

	Year Ended June 30,
	2011	2010	2009
	(in 000s)
Current:
Federal	$12,614	$59,626	$26,956
State	5,585	5,928	4,820
Foreign	3,245	5,057	3,711

	21,444	70,611	35,487

Deferred:
Federal	23,984	(9,261)	26,458
State	(919)	(796)	2,770
Foreign	673	167	66

	23,738	(9,890)	29,294

Income tax expense	$45,182	$60,721	$64,781

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The difference between the U.S. statutory federal income tax rate and the Company's effective income tax rate is as follows:

	Year Ended June 30,
	2011	2010	2009
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Change in income tax contingencies	(2.5)	(0.9)	1.2
State income taxes, net of federal benefit	2.0	2.0	3.5
Foreign earnings subject to U.S. tax	2.9	1.2	2.2
Change in valuation allowance	(0.2)	(0.3)	(0.2)
Tax credits	(4.7)	(1.7)	(6.7)
Domestic production activities deduction	(1.5)	(0.4)	(1.9)
Other, net	0.5	0.6	1.9

	31.5%	35.5%	35.0%

The major components of the deferred tax assets and liabilities from continuing operations are as follows:

	June 30,
	2011	2010
	(in 000s)
Deferred tax assets:
Share-based compensation	$11,405	$13,621
Deferred revenue, net of deferred costs	9,326	10,124
Accruals not currently deductible for tax purposes	13,243	13,516
Property and equipment	—	7,663
Inventory	4,640	3,985
Net operating loss carryforwards	3,466	3,800
Intangible assets	4,029	1,563
Allowance for doubtful accounts	4,607	4,428
Foreign tax credit carryforwards	2,154	1,902
Other tax credits	2,086	1,448
Other	1,838	4,625

Total gross deferred tax assets	56,794	66,675
Less: Valuation allowance	(1,186)	(1,526)

Deferred tax assets	$55,608	$65,149

Deferred tax liabilities:
Property and equipment	$12,734	$—
Other	2,293	100

Total gross deferred tax liabilities	$15,027	$100

Net deferred tax assets	$40,581	$65,049

Current deferred income tax liabilities of $439,000 and $362,000 of as of June 30, 2011 and 2010, respectively, are included in accrued and other liabilities and noncurrent deferred income tax liabilities of $418,000 and $542,000 as of June 30, 2011 and 2010, respectively, are included in other liabilities in the accompanying Consolidated Balance Sheets.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has not provided income taxes on approximately $9.7 million and $15.4 million of undistributed earnings as of June 30, 2011 and 2010, respectively, from certain foreign subsidiaries. The Company plans to permanently invest the earnings in the foreign subsidiaries and therefore has not recorded a deferred tax liability associated with the undistributed earnings.

At June 30, 2011, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $5.6 million. The entire amount of the net operating loss carryforwards are subject to limitations under Section 382 of the Internal Revenue Code. Section 382 limits the amount of carryforwards available per year for use against future taxable income. Based on the Company's recent history of taxable income and projections of taxable income in the future, the Company expects to utilize all of its federal net operating loss carryforwards. The Company also has net operating losses in several foreign jurisdictions, mainly the United Kingdom and Australia. Due to a history of net operating losses in the United Kingdom, management has determined that it is more likely than not that these losses will not be realized and therefore has established a full valuation allowance. The Company forecasts future taxable income sufficient to utilize all net operating losses in Australia, therefore, no valuation allowance has been established for these losses.

The Company's subsidiary in India operated under a tax holiday which expired in March 2011.

The Company recorded $8.7 million and $16.7 million as an increase to stockholder's equity for certain tax benefits from employee share-based compensation for the years ended June 30, 2011 and 2010, respectively.

The Company had $8.4 million and $11.6 million of liabilities for unrecognized tax benefits as of June 30, 2011 and 2010, respectively. Of these amounts, $8.2 million and $10.2 million, respectively, if recognized, would impact our effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits as tax expense. As of June 30, 2011 and 2010, the Company had accrued interest and penalties of $1.3 million and $3.7 million, respectively. The Company decreased the accrual of interest and penalties by $2.5 million and $1.9 million during the years ended June 30, 2011 and 2010, respectively.

Changes to the balance of unrecognized tax benefits are as follows:

	June 30,
	2011	2010
	(in 000s)
Balance, beginning of year	$11,637	$19,049
Additions based on tax provisions related to current year	1,035	463
Additions for tax positions of prior years	2,812	330
Reductions for tax positions of prior years	(6,687)	(2,485)
Settlements	—	(5,395)
Lapse of statute of limitations	(541)	(213)
Foreign currency translation adjustment	108	(112)

Balance, end of year	$8,364	$11,637

The Internal Revenue Service ("IRS") commenced examination of the Company's United States federal income tax returns for 2003 through 2005 in the fourth quarter of 2006. Throughout the examination, the IRS proposed, and management agreed to certain adjustments related to the open tax years that were recorded in the income tax provision. In January 2009, the IRS completed its field examination of the open tax years and issued a Revenue Agent's Report. Also in January 2009, the

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company paid $3.4 million in tax and $1.2 million in interest to the IRS to settle certain agreed adjustments. The Company filed a formal protest regarding certain unagreed adjustments and the case was assigned to the IRS Las Vegas Appeals Office in July 2009. In June 2010, the Company agreed to settle all remaining issues with the IRS. Formal closure of the case occurred in October 2010 and the Company has received a refund from the IRS of $2.3 million, including $0.6 million in interest.

In the second quarter of fiscal year 2011, the Company was notified by the IRS that they will be examining the United States federal income tax returns for 2007 through 2009. The IRS commenced the examination in the third quarter of 2011. During the fourth quarter of 2011, the IRS notified the Company that the 2006 United States federal income tax return will be included in the examination.

The Company files numerous consolidated and separate income tax returns in the United States and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States federal income tax examinations for years before 2006 and is no longer subject to state and local, or foreign income tax examinations for years before 2003.

It is reasonably possible that the Company's amount of unrecognized tax benefits may decrease within the next twelve months by a range up to $0.3 million.

15.   COMMITMENTS AND CONTINGENCIES

Commitments

The Company is obligated under several agreements to pay certain royalties on the sale or rental of gaming devices. Total royalty expense for the Company for the years ended June 30, 2011, 2010 and 2009 was $11.5 million, $8.3 million and $15.6 million, respectively, and is included in the cost of gaming equipment and systems in the accompanying consolidated statements of operations. In addition, the Company has obtained the rights to certain game themes and intellectual property that call for payment of royalties based on either fixed amounts or variable amounts based on game performance.

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, or other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company has not recorded any loss accruals for these contingencies unless otherwise noted below.

On October 16, 2010, WMS Gaming Inc. ("WMS") filed a patent infringement lawsuit against the Company in the United States District Court for the District of Northern Illinois. The complaint asserts that several of the Company's products using iReel displays, including Cash Spin, Dragon Dynasty, Twin Tigers, and Sky Spirits, infringe two WMS patents, and seeks injunctive relief and unspecified damages. WMS later amended its complaint to assert three additional patents related to the use of a video screen in conjunction with a gaming machine using mechanical reels. The amended complaint names the following additional games: Plum Wild, Crazy Winners, Hot N' Wild Ruby Rush, Hot N' Wild Blazing Stars, Hot N' Wild Sapphire Sky, and Quick Hit Triple Blazing 7s Wild Jackpot (5R). As part of its response, the Company has asserted counterclaims against WMS's Lord of the Rings and Star Trek games, for violation of the Company's patents. The Company is seeking damages and other relief against WMS, including claims that the WMS patents are invalid, unenforceable, and not infringed. It is anticipated trial will be set for early 2012.

In April 2006, IGT filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware. The complaint asserted that the Company's Bally Power

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Bonusing products infringe patents held by IGT, and sought injunctive relief and damages in unspecified amounts. Of the nine patents and 200 claims originally filed in the case by IGT, all but three patents and eight claims were dismissed. On April 28, 2009, the District Court issued an order finding that the Company's Power Promotions, Power Bank, and SDS/CMP Power Winners products do not infringe IGT's patents. The court also found that the Company's ACSC Power Winners and ACSC Power Reward products infringe some patent claims asserted by IGT, but not others. Appeals by both parties are pending. In the meantime, the Company has undertaken technical changes to ensure non-infringement for the two products partially in question. The Company does not believe that potential infringement damages, if any, would be material to its financial position as the revenues from these two products to date have not been material.

On December 7, 2004, International Game Technology ("IGT") filed a patent infringement lawsuit against the Company in the United States District Court for the District of Nevada. The complaint asserted that the Company's wheel-based games, such as Monte, Carlo Lucky Wheel™ and Cash For Life™, its games with a reel in the top box, such as Bonus Frenzy™, and its iVIEW products infringed on patents held by IGT, and sought injunctive relief and damages in unspecified amounts. As part of the defense, the Company asserted counterclaims seeking damages and other relief against IGT, including claims that IGT's patents were invalid, unenforceable and not infringed, as well as several claims that IGT engaged in anti-competitive conduct in violation of state and federal antitrust laws. In October 2008, the court granted the Company's motions for summary judgment, ruling that IGT's two "wheel" patents and a touch-screen player-tracking patent were invalid; that even if the patents were valid, the Company's wheel-based games at issue would not infringe; and that certain of its iVIEW products do not infringe the two asserted player-tracking patents. The summary judgment determinations were upheld by the Federal Circuit Court of Appeals. Upon remand, the District Court granted summary judgment in favor of IGT on the remaining portion of the case regarding IGT's alleged antitrust violations and in favor of Bally on IGT's remaining claim that Bally infringed an IGT player tracking patent. An appeal of the summary judgment on Bally's antitrust claims against IGT is currently pending.

The Company is also a party to various lawsuits relating to routine matters incidental to its business. Management does not believe that the outcome of such litigation, including the matters discussed above, in the aggregate, will have a material effect on its consolidated financial position, results of operations or cash flows.

16.   SEGMENT AND GEOGRAPHICAL INFORMATION

The Company's revenue consists of three sources: Gaming Equipment, which includes the sale of gaming devices and related equipment, parts and conversion kits; Gaming Operations, which includes the operation of wide-area progressive, video lottery and centrally determined systems and the rental of gaming devices and content; and Systems, which includes the sale and support of computerized monitoring systems and related recurring hardware and software maintenance revenue.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of revenues and gross margin:

	Year Ended June 30,
	2011	2010	2009
	(in 000s)
Revenues:
Gaming Equipment and Systems
Gaming Equipment	$246,514	$273,718	$357,037
Gaming Operations	318,621	286,950	274,965
Systems	193,020	217,523	211,758

Total revenues	$758,155	$778,191	$843,760

Gross Margin(1):
Gaming Equipment and Systems
Gaming Equipment	$112,096	$138,000	$166,826
Gaming Operations	229,801	203,844	194,882
Systems	142,602	156,542	150,259

Total gross margin	$484,499	$498,386	$511,967

(1)
Gross Margin from Gaming Equipment and Systems excludes amortization related to certain intangibles including core technology and license rights, which are included in depreciation and amortization.

Revenues from discontinued operations related to the Rainbow Casino were $34.3 million and $39.7 million for the years ended June 30, 2010 and 2009, respectively. Gross margin from discontinued operations was $20.3 million and $22.9 million for the years ended June 30, 2010 and 2009, respectively.

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

	Year Ended June 30,
	2011	2010	2009
	(in 000s)
Revenues:
United States and Canada	$619,219	$621,205	$701,817
International	138,936	156,986	141,943

Total revenues	$758,155	$778,191	$843,760

Operating income:
United States and Canada	$135,096	$144,060	$170,727
International	16,439	40,050	32,291

Total operating income	$151,535	$184,110	$203,018

Identifiable assets:
United States and Canada	$692,778	$743,426	$736,634
International	234,616	169,750	144,248

Total identifiable assets	$927,394	$913,176	$880,882

Operating income from discontinued operations was $10.6 million and $11.7 million for the years ended June 30, 2010 and 2009, respectively.

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

The Company matches 50% of any participant's contributions, up to the first 6% of their compensation (as defined in the plan document). Company matching contributions totaled approximately $1.9 million for each of the years ended June 30, 2011, 2010 and 2009, respectively.

For participants hired through December 31, 2000, employee and employer matching contributions are 100% vested immediately. For employees hired on or after January 1, 2001, vesting of the employer match is on a 20%, 5-year vesting schedule. Effective October 1, 2005, vesting of employer match is on a 25%, 4-year vesting schedule.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth unaudited quarterly financial information for the years ended June 30, 2011 and 2010.

	Fiscal Year 2011 Quarterly Results
	September 30,	December 31,	March 31,	June 30,
	(in 000s, except per share data)
Statement of Operations Data:
Revenues	$170,808	$182,726	$190,941	$213,680
Cost of revenues	59,179	65,722	68,181	80,574
Selling, general and administrative	51,614	55,185	57,562	60,672
Research and development costs	21,384	21,360	22,088	23,254
Income from continuing operations before income taxes	33,937	33,616	37,429	38,411
Income tax expense	(12,285)	(6,347)	(13,651)	(12,899)

Income from continuing operations	21,652	27,269	23,778	25,512
Gain (loss) on sale of discontinued operations, net of tax	(403)	—	—	—

Net income	21,249	27,269	23,778	25,512
Less net income (loss) attributable to noncontrolling interests	(540)	17	12	56

Net income attributable to Bally Technologies, Inc.	$21,789	$27,252	$23,766	$25,456

Basic earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations	$0.42	$0.51	$0.45	$0.53
Gain (loss) on sale of discontinued operations	(0.01)	—	—	—

Basic earnings per share	$0.41	$0.51	$0.45	$0.53

Diluted earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations	$0.40	$0.49	$0.43	$0.51
Gain (loss) on sale of discontinued operations	(0.01)	—	—	—

Diluted earnings per share	$0.39	$0.49	$0.43	$0.51

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year 2010 Quarterly Results
	September 30,	December 31,	March 31,	June 30,
	(in 000s, except per share data)
Statement of Operations Data:
Revenues	$187,330	$204,973	$190,640	$195,248
Cost of revenues	69,463	74,701	66,455	69,186
Selling, general and administrative	45,196	53,721	52,545	51,733
Research and development costs	19,471	19,571	20,279	20,980
Impairment charges(1)	—	—	11,379	—
Income from continuing operations before income taxes	45,863	48,629	31,992	44,334
Income tax expense	(16,255)	(16,456)	(11,262)	(16,748)

Income from continuing operations	29,608	32,173	20,730	27,586
Income from discontinued operations, net of tax	1,749	1,430	2,363	1,639
Gain (loss) on sale of discontinued operations, net of tax	—	—	—	22,079

Net income	31,357	33,603	23,093	51,304
Less net income attributable to noncontrolling interests	733	350	534	263

Net income attributable to Bally Technologies, Inc.	$30,624	$33,253	$22,559	$51,041

Basic earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations	$0.53	$0.59	$0.37	$0.50
Income from discontinued operations	0.03	0.02	0.04	0.03
Gain (loss) on sale of discontinued operations	—	—	—	0.40

Basic earnings per share	$0.56	$0.61	$0.41	$0.93

Diluted earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations	$0.50	$0.56	$0.36	$0.48
Income from discontinued operations	0.03	0.02	0.03	0.03
Gain (loss) on sale of discontinued operations	—	—	—	0.38

Diluted earnings per share	$0.53	$0.58	$0.39	$0.89

(1)
Impairment charges of $11.4 million were recognized in the third quarter related to the Alabama charitable bingo market (see Note 4, Impairment Charges).

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years ended June 30, 2011, 2010 and 2009

	Balance at Beginning of Year	Additions	Net Write-offs/ (Recoveries)	Balance at End of Year
	(in 000s)
Allowance for doubtful accounts (current and long-term):
Year Ended June 30, 2011(1)	$15,143	$7,963	$11,540	$11,566
Year Ended June 30, 2010(1)	$8,897	$8,382	$2,136	$15,143
Year Ended June 30, 2009	$12,027	$(57)	$3,073	$8,897

(1)
Net Write-offs in fiscal year 2011 and additions in fiscal year 2010 include $5.5 million related to the Alabama charitable bingo market (see Note 4, Impairment Charges).

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
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
BALLY TECHNOLOGIES, INC. INDEX TO FINANCIAL INFORMATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2011 AND 2010
BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE YEARS ENDED JUNE 30, 2011
BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE THREE YEARS ENDED JUNE 30, 2011
BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE YEARS ENDED JUNE 30, 2011
BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS