Form 10-Q
period 2011-09-30
BALLY TECHNOLOGIES, INC.
filed 2011-11-04
CIK 2491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of Common Stock, $0.10 par value, outstanding as of October 31, 2011, was 43,344,000 which do not include 18,390,000 shares held in treasury.

PART I

ITEM 1.                FINANCIAL STATEMENTS

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	June 30, 2011
	(in 000s, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$61,937	$66,425
Restricted cash	8,888	8,419
Accounts and notes receivable, net of allowances for doubtful accounts of $12,478 and $11,059	221,722	235,246
Inventories	73,804	68,634
Prepaid and refundable income tax	14,890	36,332
Deferred income tax assets	28,986	29,318
Deferred cost of revenue	12,368	13,795
Prepaid assets	13,928	10,524
Other current assets	5,673	4,984
Total current assets	442,196	473,677
Restricted long-term investments	12,801	12,485
Long-term accounts and notes receivables, net of allowances for doubtful accounts of $561 and $507	50,147	46,659
Property, plant and equipment, net of accumulated depreciation of $52,782 and $51,570	31,980	33,266
Leased gaming equipment, net of accumulated depreciation of $182,708 and $176,137	108,167	96,691
Goodwill	168,893	162,110
Intangible assets, net	35,436	34,865
Deferred income tax assets	14,083	12,120
Income tax receivable	12,047	10,972
Deferred cost of revenue	22,143	23,193
Other assets, net	20,161	21,356
Total assets	$918,054	$927,394
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,334	$38,411
Accrued and other liabilities	60,549	58,295
Customer deposits	4,610	4,930
Jackpot liabilities	8,573	11,894
Deferred revenue	30,956	28,900
Income tax payable	3,756	3,033
Current maturities of long-term debt	15,165	15,153
Total current liabilities	157,943	160,616
Long-term debt, net of current maturities	491,500	500,250
Deferred revenue	36,548	34,788
Other income tax liability	10,731	9,321
Other liabilities	16,943	7,827
Total liabilities	713,665	712,802
Commitments and contingencies (Note 8)
Stockholders’ equity:
Special stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 115 shares issued and outstanding	12	12
Common stock, $.10 par value; 100,000,000 shares authorized; 61,713,000 and 61,541,000 shares issued and 43,512,000 and 44,397,000 outstanding	6,166	6,149
Treasury stock at cost, 18,201,000 and 17,144,000 shares	(665,574)	(634,268)
Additional paid-in capital	448,365	442,713
Accumulated other comprehensive loss	(10,386)	(3,064)
Retained earnings	424,139	401,363
Total Bally Technologies, Inc. stockholders’ equity	202,722	212,905
Noncontrolling interests	1,667	1,687
Total stockholders’ equity	204,389	214,592
Total liabilities and stockholders’ equity	$918,054	$927,394

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,
	2011	2010
	(in 000s, except per share amounts)
Revenues:
Gaming equipment and systems	$110,013	$91,588
Gaming operations	84,954	79,220
	194,967	170,808
Costs and expenses:
Cost of gaming equipment and systems (1)	47,101	36,957
Cost of gaming operations	24,232	22,222
Selling, general and administrative	57,222	51,614
Research and development costs	23,386	21,384
Depreciation and amortization	5,635	4,627
	157,576	136,804
Operating income	37,391	34,004
Other income (expense):
Interest income	1,324	1,119
Interest expense	(4,597)	(3,033)
Other, net	(1,856)	1,847
Income from continuing operations before income taxes	32,262	33,937
Income tax expense	(11,853)	(12,285)
Income from continuing operations	20,409	21,652
Loss on sale of discontinued operations, net of tax	—	(403)
Net income	20,409	21,249
Less net income (loss) attributable to noncontrolling interests	17	(540)
Net income attributable to Bally Technologies, Inc.	$20,392	$21,789
Basic earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations	0.47	0.42
Loss on sale of discontinued operations	—	(0.01)
Basic earnings per share	$0.47	$0.41
Diluted earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations	0.45	0.40
Loss on sale of discontinued operations	—	(0.01)
Diluted earnings per share	$0.45	$0.39
Weighted average shares outstanding:
Basic	43,708	53,676
Diluted	45,567	56,032
Amounts attributable to Bally Technologies, Inc.:
Income from continuing operations, net of tax	$20,392	$22,192
Loss on sale of discontinued operations, net of tax	—	(403)
Net income	$20,392	$21,789

(1)	Cost of gaming equipment and systems exclude amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	Common Stock		Series E Special	Treasury	Additional Paid-In	Accumulated Other Comprehensive Income (Loss)	Retained	Noncontrolling	Total Stockholders’
	Shares	Dollars	Stock	Stock	Capital	(“OCI”)	Earnings	Interests	Equity
	(in 000s)
Balances at June 30, 2010	59,495	$5,943	$12	$(157,053)	$392,853	$(3,044)	$303,100	$2,381	$544,192
Net income from continuing operations, net of tax	—	—	—	—	—	—	22,192	(540)	21,652
Loss on sale of discontinued operations, net of tax	—	—	—	—	—	—	(403)	—	(403)
Foreign currency translation adjustment	—	—	—	—	—	1,172	—	—	1,172
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	(420)	—	—	(420)
Total comprehensive income	—	—	—	—	—	—	—	—	$22,001
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(123)	(123)
Issuance and receipt of restricted stock, ESPP shares, stock options and related tax and tax benefit	48	5	—	(125)	1,086	—	—	—	966
Purchase of common stock for treasury	—	—	—	(22,145)	—	—	—	—	(22,145)
Share-based compensation	—	—	—	—	3,284	—	—	—	3,284
Balances at September 30, 2010	59,543	$5,948	$12	$(179,323)	$397,223	$(2,292)	$324,889	$1,718	$548,175

Balances at June 30, 2011	61,541	$6,149	$12	$(634,268)	$442,713	$(3,064)	$401,363	$1,687	$214,592
Net income from continuing operations, net of tax	—	—	—	—	—	—	20,392	17	20,409
Foreign currency translation adjustment	—	—	—	—	—	(2,010)	—	—	(2,010)
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	(5,312)	—	—	(5,312)
Total comprehensive income	—	—	—	—	—	—	—	—	$13,087
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(37)	(37)
Cumulative effect of adoption of ASU 2010-16	—	—	—	—	—	—	2,384	—	2,384
Issuance and receipt of restricted stock, ESPP shares, stock options and related tax and tax benefit	172	17	—	(338)	2,260	—	—	—	1,939
Purchase of common stock for treasury	—	—	—	(30,968)	—	—	—	—	(30,968)
Share-based compensation	—	—	—	—	3,392	—	—	—	3,392
Balances at September 30, 2011	61,713	$6,166	$12	$(665,574)	$448,365	$(10,386)	$424,139	$1,667	$204,389

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2011	2010
	(in 000s)
Cash flows from operating activities:
Net income	$20,409	$21,249
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of discontinued operations, net of tax	—	403
Depreciation and amortization	20,209	18,124
Share-based compensation	3,392	3,284
Amortization of deferred debt issuance costs	440	963
Income tax (benefit) expense	(176)	3,466
Provision for doubtful accounts	2,528	1,012
Inventory write-downs	1,191	758
Excess tax benefit of stock option exercises	(341)	(333)
Other	487	(140)
Change in operating assets and liabilities:
Accounts and notes receivable	8,525	774
Inventories	(31,443)	(20,491)
Prepaid and refundable income tax and income tax payable	21,488	(3,742)
Other current assets	(4,992)	(5,104)
Accounts payable	(3,937)	787
Accrued liabilities, customer deposits and jackpot liabilities	2,082	(8,404)
Deferred revenue and deferred cost of revenue	6,431	(1,479)
Net cash provided by operating activities	46,293	11,127
Cash flows from investing activities:
Acquisition	(6,000)	—
Capital expenditures	(1,634)	(1,957)
Restricted cash and investments	(786)	2,328
Additions to other long-term assets	(1,581)	(3,072)
Net cash used in investing activities	(10,001)	(2,701)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	4,369
Payments on revolving credit facility	(5,000)	—
Capitalized debt issuance costs	—	(158)
Reduction of long-term debt	(3,760)	(8,756)
Distributions to noncontrolling interests	(37)	(123)
Purchase of treasury stock	(31,306)	(22,270)
Excess tax benefit of stock option exercises	341	333
Proceeds from exercise of stock options and employee stock purchases	2,006	782
Net cash used in financing activities	(37,756)	(25,823)
Effect of exchange rate changes on cash	(3,024)	(3)
Net cash provided by (used in) operating activities of discontinued operations	—	(403)
	—	(403)
Cash and cash equivalents:
Decrease for period	(4,488)	(17,803)
Balance, beginning of period	66,425	145,089
Balance, end of period	$61,937	$127,286

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information is related to the unaudited condensed consolidated statements of cash flows:

	Three Months Ended September 30,
	2011	2010
	(in 000s)
Cash paid for interest	$4,340	$3,033
Cash paid for income taxes, net of refunds	(10,682)	11,199

Non-cash investing and financing transactions:
Transfer of inventory to leased gaming equipment (1)	$30,457	$16,767
Reclassify property, plant and equipment to inventory (1)	3,595	3,014
Liabilities assumed in acquisition	2,830	—

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

Principles of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), include all adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for each period presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. References to specific U.S. GAAP within this report cite topics within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

All intercompany accounts and transactions have been eliminated in consolidation.

Discontinued Operations

The Company was the general partner of Rainbow Casino Vicksburg Partnership (“RCVP”), which operated the Rainbow Casino, a dockside riverboat casino in Vicksburg, Mississippi. On April 5, 2010, the Company entered into a definitive purchase agreement to sell the Rainbow Casino which closed on June 8, 2010. Per the terms of the sale agreement, the Company had certain post-closing adjustments during the three months ended September 30, 2010 which reduced its gain on the sale of the Rainbow Casino by approximately $0.4 million, net of income taxes.

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

The Company transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company may enter into foreign currency forward contracts, generally with maturities of twelve months or less, to hedge recognized foreign currency assets and liabilities to reduce the risk that earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. The gains or losses resulting from changes in the fair value of these forward contracts, which are not designated as accounting hedges, are reported in other income (expense) in the unaudited condensed consolidated statements of operations, and generally offset the gains and losses associated with the underlying foreign-currency-denominated balances, which are also reported in other income (expense). As of September 30, 2011, total outstanding contracts were $33.5 million, or the notional equivalent of €25 million.

The Company may use interest rate derivatives to manage the interest expense generated by variable rate debt and foreign currency derivatives to manage foreign exchange risk. The Company’s derivative financial instruments are measured at fair value on a recurring basis, and the balances were as follows:

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Level 3
	(in 000s)
As of September 30, 2011:
Assets:
Other current assets:
Foreign currency derivative financial instrument	$—	$550	$—
Other assets, net:
Foreign currency derivative financial instrument	$—	$870	$—

Liabilites:
Accrued and other liabilities:
Interest rate derivative financial instruments	$—	$4,523	$—
Other liabilities:
Interest rate derivative financial instrument	$—	$7,551	$—

As of June 30, 2011:
Assets:
Other assets, net:
Foreign currency derivative financial instrument	$—	$452	$—
Interest rate derivative financial instruments	$—	$1,231	$—

Liabilites:
Accrued and other liabilities:
Foreign currency derivative financial instrument	$—	$586	$—
Interest rate derivative financial instruments	$—	$5,133	$—

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

Accounting for Derivative Instruments and Hedging Activity

The Company assesses, both at the inception of each designated hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. Such highly effective derivatives are granted hedge accounting treatment. The interest rate derivative instruments meet these requirements and are accounted for as cash flow hedges.

The impact of the cash flow hedge and non-designated foreign currency derivatives on the unaudited condensed consolidated financial statements is depicted below:

Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	(in 000s)
For the three months ended September 30, 2011:
Interest rate swap agreements	$9,521	Interest expense	$1,349
For the three months ended September 30, 2010:
Interest rate swap agreement	$1,249	Interest expense	$602

	Amount of Loss Recognized in Other Income (Expense)
Non-Designated Derivative	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Foreign Currency Forward Contract	$1,554	$—

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

Trade receivables with contract terms greater than one year relate to the sale of gaming equipment and, to a lesser extent, systems transactions that include software as a major component of the sale, and are generally collateralized by the related equipment sold, although the value of such equipment, if repossessed, may be less than the receivable balance outstanding. Sales-type leasing arrangements relate to gaming equipment and include options to purchase the equipment at the end of the lease term at established prices. These customers typically have a long-standing credit history with the Company. Revenue from these lease arrangements is not significant.

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

The Company’s accounts and notes receivable were as follows:

	Accounts and Notes Receivable as of September 30, 2011			Accounts and Notes Receivable as of June 30, 2011
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
	(in 000s)
Contract term less than one year:
Trade and other receivables, current	$146,877	$3,143	$143,734	$162,202	$2,064	$160,138

Contract term greater than one year:
Trade receivables, current	72,993	3,473	69,520	72,237	3,973	68,264
Trade receivables, noncurrent	19,611	—	19,611	15,111	213	14,898
	92,604	3,473	89,131	87,348	4,186	83,162

Lease receivables, current	11,469	11,469	—	10,245	10,245	—
Lease receivables, noncurrent	14,613	14,613	—	13,490	13,490	—
	26,082	26,082	—	23,735	23,735	—

Notes receivable, current	2,861	2,861	—	1,621	1,621	—
Notes receivable, noncurrent	16,484	16,484	—	18,565	18,565	—
	19,345	19,345	—	20,186	20,186	—

Total current	234,200	20,946	213,254	246,305	17,903	228,402
Total noncurrent	50,708	31,097	19,611	47,166	32,268	14,898
Total	$284,908	$52,043	$232,865	$293,471	$50,171	$243,300

The activity related to the allowance for doubtful accounts is summarized below:

	Allowance for Doubtful Accounts
	Beginning Balance as of June 30, 2011	Charge- offs	Recoveries	Provision	Ending Balance as of September 30, 2011	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
	(in 000s)
Contract term less than one year:
Trade and other receivables, current	$(5,875)	$480	$125	$(2,326)	$(7,596)	$(3,143)	$(4,453)

Contract term greater than one year:
Trade receivables, current	(5,184)	336	—	(34)	(4,882)	(3,473)	(1,409)
Trade receivables, noncurrent	(507)	114	—	(168)	(561)	—	(561)
	(5,691)	450	—	(202)	(5,443)	(3,473)	(1,970)

Lease receivables, current	—	—	—	—	—	—	—
Lease receivables, noncurrent	—	—	—	—	—	—	—
	—	—	—	—	—	—	—

Notes receivable, current	—	—	—	—	—	—	—
Notes receivable, noncurrent	—	—	—	—	—	—	—
	—	—	—	—	—	—	—

Total current	(11,059)	816	125	(2,360)	(12,478)	(6,616)	(5,862)
Total noncurrent	(507)	114	—	(168)	(561)	—	(561)
Total	$(11,566)	$930	$125	$(2,528)	$(13,039)	$(6,616)	$(6,423)

The Company accrues interest, if applicable, on its receivables per the terms of the agreement. Interest is not accrued on delinquent accounts that the Company has determined and specifically identified as not collectible. The Company’s recorded investment in receivables on nonaccrual status, excluding trade accounts receivable with a contract term less than one year, is as follows:

Recorded Investment in Receivables on Nonaccrual Status	September 30, 2011	June 30, 2011
	(in 000s)
Trade receivables	$3,473	$4,186
Lease receivables	—	—
Notes receivables	—	—
Total	$3,473	$4,186

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

The following summarizes the aging of past due receivables, excluding trade accounts receivable with a contract term less than one year, as of September 30, 2011:

	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due	Current	Total Receivable	Recorded Investment 90 Days and Accruing
	(in 000s)
Trade receivables	$6,871	$3,481	$6,955	$17,307	$75,297	$92,604	$—
Lease receivables	—	—	—	—	26,082	26,082	—
Notes receivable	—	—	—	—	19,345	19,345	—
Total	$6,871	$3,481	$6,955	$17,307	$120,724	$138,031	$—

The aging of customer invoices is based on their contractually agreed upon payment terms, which in certain rare circumstances have been modified from the original financing terms. The modifications of original financing terms have not been material to our total trade, lease and note receivable balances.

The Company’s notes receivable are reviewed quarterly, at a minimum, for impairment. The customer’s solvency, collection experience, legal and regulatory environment and other financial information may indicate that the loan is impaired. As of September 30 and June 30, 2011, respectively, the Company had no impaired loans in its accounts and notes receivable balances. No further interest is accrued once a loan is impaired.

The fair value of accounts and notes receivable, net, is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers, with similar credit ratings and remaining maturities. As of September 30 and June 30, 2011, respectively, the fair value of the accounts and notes receivable, net, approximate the carrying value.

Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market. Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overhead. Inventories consist of the following:

	September 30, 2011	June 30, 2011
	(in 000s)
Raw materials	$52,416	$53,926
Work-in-process	1,228	1,630
Finished goods	20,160	13,078
Total	$73,804	$68,634

Revenue recognition

The Company’s revenue recognition policy is to record revenue when all of the following criteria have been satisfied:

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

Systems-based hardware includes embedded software that is essential to the functionality of the hardware. Accordingly, revenue related to all systems-based hardware sales and related maintenance and product support fees are recognized under general revenue recognition guidance. Prior to July 1, 2009, systems- based hardware was recognized under software revenue recognition guidance. Revenue from the sale of systems-based hardware is generally recognized upon delivery when title and risk of loss have passed to the customer and all other revenue recognition criteria are met. However, in the case of arrangements involving a systems installation, revenue on the systems-based hardware is generally not recognized until the system has been installed and the customer has accepted the system. Hardware maintenance and product support fees are recognized during the term of the support period which is generally 12 months.

Software maintenance and product support provides customers with rights to unspecified software product upgrades, maintenance and patches released during the term of the support period. The Company’s software maintenance and product support arrangements are generally for 12 month periods. Software maintenance and product support is recognized on a straight-line basis over the term of the support period.

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

Recently adopted accounting pronouncements

On July 1, 2011, the Company adopted new accounting guidance related to accruals for casino jackpot liabilities. Specifically, the guidance clarifies that an entity should not accrue jackpot liabilities, or portions thereof, before a jackpot is won if the entity can avoid paying the jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance applies to both base and progressive jackpots. The new guidance was applied by recording a cumulative-effect adjustment to opening retained earnings of $2.4 million on July 1, 2011.

On July 1, 2011, the Company adopted new accounting guidance related to troubled debt restructuring. The guidance clarifies which loan modifications constitute troubled debt restructurings to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosures of troubled debt restructurings.

Recently issued accounting pronouncements not yet adopted

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

In June 2011, the FASB issued new accounting guidance to make the presentation of items within other comprehensive income (“OCI”) more prominent. The new standard will require companies to present items of net income, items of OCI and total comprehensive income in one continuous statement or two separate consecutive statements, and companies will no longer be allowed to present items of OCI in the statement of stockholders’ equity. The new guidance is to be applied retrospectively and is effective for interim or annual periods beginning after December 15, 2011. The Company expects to adopt the guidance in the second quarter of fiscal year 2012. The adoption of this standard will change the presentation of the Company’s consolidated financial statements.

In September 2011, the FASB issued new accounting guidance for testing goodwill for impairment which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company expects to adopt the guidance in the second quarter of fiscal year 2012 and does not believe it will have any impact on its consolidated results of operations, financial condition and cash flows.

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

The computation of basic and diluted earnings per share applicable to the Company’s common stock is as follows:

	Three Months Ended September 30,
	2011	2010
	(in 000s, except per share amounts)
Amounts attributable to Bally Technologies, Inc.:
Income from continuing operations, net of tax	$20,392	$22,192
Loss on sale of discontinued operations, net of tax	—	(403)
Net income	$20,392	$21,789

Weighted average shares outstanding	43,708	53,676
Dilutive effect of:
Stock options, Restricted Stock Units (“RSU”) and restricted stock	1,859	2,355
Warrants	—	1
Weighted average diluted shares outstanding	45,567	56,032

Basic earnings per share attributable to Bally Technologies, Inc.
Income from continuing operations	$0.47	$0.42
Loss on sale of discontinued operations	—	(0.01)
Basic earnings per share	$0.47	$0.41

Diluted earnings per share attributable to Bally Technologies, Inc.
Income from continuing operations	$0.45	$0.40
Loss on sale of discontinued operations	—	(0.01)
Diluted earnings per share	$0.45	$0.39

Certain securities were excluded from the diluted per share calculation because their inclusion would be anti-dilutive. Such securities consist of the following:

	Three Months Ended September 30,
	2011	2010
	(in 000s)
Stock options, RSU and restricted stock	785	793

3.             GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

		September 30, 2011			June 30, 2011
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in 000s)
Computer software	3 - 9	$36,798	$(32,569)	$4,229	$36,725	$(31,841)	$4,884
License rights	3 - 13	8,694	(3,126)	5,568	4,344	(2,751)	1,593
Trademarks	5 - 9	2,203	(2,203)	—	2,203	(2,203)	—
Core technology	5 - 14	23,763	(15,103)	8,660	22,763	(14,107)	8,656
Contracts	5 - 10	15,665	(7,623)	8,042	15,303	(7,372)	7,931
Other intangibles	3 - 5	1,933	(496)	1,437	5,337	(1,036)	4,301
Total finite lived intangible assets		$89,056	$(61,120)	$27,936	$86,675	$(59,310)	$27,365
Trademark	indefinite	7,500	—	7,500	7,500	—	7,500
Total		$96,556	$(61,120)	$35,436	$94,175	$(59,310)	$34,865

Total amortization expense related to finite lived intangible assets was $2.4 million and $2.6 million for the three months ended September 30, 2011 and 2010, respectively, which included computer software amortization expense of $0.6 million and $1.1 million for the three months ended September 30, 2011 and 2010, respectively. Future amortization of finite lived intangible assets is scheduled as follows:

Year Ended June 30,	(in 000s)
2012 (remaining nine months of fiscal year)	$8,348
2013	9,392
2014	4,890
2015	2,181
2016	1,671
Thereafter	1,454
Total	$27,936

All goodwill is associated with continuing operations. The changes in the carrying amount of goodwill for the three months ended September 30, 2011, are as follows:

(in 000s)
Balance at June 30, 2011	$162,110
Additions	7,131
Foreign currency translation adjustment	(348)
Balance at September 30, 2011	$168,893

In July 2011, the Company acquired substantially all of the assets and liabilities of MacroView Labs. No impairment charges for goodwill and intangible assets were necessary for the three months ended September 30, 2011 and 2010.

4.                                      LONG-TERM DEBT

Long-term debt consists of the following:

	September 30,	June 30,
	2011	2011
	(in 000s)
Revolving credit facility	$214,000	$219,000
Term loan facility	292,500	296,250
Other, generally unsecured	165	153
Long-term debt	506,665	515,403
Less current maturities	(15,165)	(15,153)
Long-term debt, net of current maturities	$491,500	$500,250

As of September 30, 2011, there was approximately $186.0 million of undrawn availability under the revolving credit facility. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit.

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

The interest rate on the credit facility is subject to a leverage-based pricing grid based on LIBOR plus a margin between 1.25% and 2.00%. As of September 30, 2011, the interest rate on the revolving credit facility was 1.97% and the interest rate on the term loan was approximately 3.82%, after giving effect to the floating-to-fixed interest rate swaps discussed below.

Under the credit facility, the term loan requires quarterly principal reductions in an amount equal to 1.25% of the effective date term loan amount, or $3,750,000, through March 2013; an amount equal to 1.875% of the effective date term loan amount, or $5,625,000, through March 2014; an amount equal to 2.50% of the effective date term loan amount, or $7,500,000, from June 2014 until the term loan’s maturity in May 2016 upon when the remaining outstanding principal balance of $187,500,000 is due.

The credit facility is collateralized by substantially all of the Company’s domestic property and is guaranteed by each of the Company’s domestic subsidiaries, excluding any noncontrolling interests, and is secured by a pledge agreement.

The fair value of long-term debt is estimated by discounting expected cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of September 30 and June 30, 2011, the fair value of long-term debt approximated the carrying value.

The credit facility contains a number of covenants that, among other things, restrict the Company’s ability and certain of its subsidiaries to dispose of assets, incur additional indebtedness or issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of our subsidiaries, engage in mergers or acquisitions or certain transactions with subsidiaries and affiliates, and that otherwise restrict corporate activities.

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

A breach of any of the covenants or the inability to comply with the required financial ratios could result in a default under the credit facility. In the event of any such default, the lenders could elect to declare all borrowings outstanding under the credit facility, together with any accrued interest and other fees, to be due and payable. If the Company were unable to repay the indebtedness upon its acceleration, the lenders could proceed against the underlying collateral. The Company was in compliance with all of the credit facility covenants as of September 30 and June 30, 2011.

Interest Rate Swap Agreements

Effective December 2008, the Company entered into a floating-to-fixed interest rate swap agreement with an original notional value of $218.8 million and a maturity date of September 26, 2012 to fix floating LIBOR based debt to fixed rate debt at an interest rate of 1.89%. Effective June 2011, the Company entered into a second floating-to-fixed rate swap agreement with an original notional value of $165.0 million and a maturity date of May 13, 2016 to fix a portion of the floating LIBOR based debt under the new term loan to fixed rate debt at an interest rate of 2.09%. At September 30, 2011, the combined swap agreements had a notional value of $292.5 million.

The Company has documented and designated these interest rate swaps as cash flow hedges. Based on the assessment of effectiveness using statistical regression, the Company determined that the interest rate swaps are effective. Effectiveness testing of the hedge relationships and measurement to quantify ineffectiveness is performed each quarter using the hypothetical derivative method. As the interest rate swaps qualify as cash flow hedges, the Company adjusts the cash flow hedges on a quarterly basis to their fair value with a corresponding offset to accumulated Other Comprehensive Income (“OCI”). The interest rate swaps have been and are expected to remain highly effective for the life of the hedges. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. Any ineffectiveness is reclassified from accumulated other comprehensive income to other income (expense). As of September 30, 2011, the Company had no ineffectiveness on its cash flow hedges. Amounts related to the swaps expected to be reclassified from other comprehensive income to interest expense in the next twelve months total $4.5 million.

Additional information on the Company’s interest rate swaps are as follows:

Interest Rate Swaps	Balance Sheet Location	Fair Value (in 000s)	Location of Offsetting Balance
Cash flow hedges—$292.5 million LIBOR based debt	Accrued and other liabilities	$4,523
	Other liabilities	7,551
		$12,074	Accumulated other comprehensive income (before income taxes)

5.                                      SHARE-BASED COMPENSATION

Employee Stock Purchase Plan

The 2008 Employee Stock Purchase Plan (the “2008 ESPP”) provides that eligible employees are able to contribute up to 10% of their eligible earnings towards the quarterly purchase of the Company’s common stock. The employee’s purchase price is equal to 85% of the fair market value. During the three months ended September 30, 2011 and 2010, employees purchased 23,442 shares and 19,572 shares of common stock for approximately $0.6 million and $0.5 million, respectively, under the 2008 ESPP.

Share-Based Award Plans

Stock option activity as of and for the three months ended September 30, 2011 is summarized below:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)	(per share)	(years)	(in 000s)
Balance outstanding as of June 30, 2011	3,682	$24.45		$60,558
Granted	14	33.82
Exercised	(73)	18.84
Forfeited or expired	(20)	34.06
Balance outstanding as of September 30, 2011	3,603	$24.54	3.62	$19,074
Exercisable as of September 30, 2011	2,751	$21.31	3.10	$18,242

Restricted stock and RSU activity as of and for the three months ended September 30, 2011 is summarized below:

	Restricted Stock	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
	(in 000s)	(per share)	(in 000s)	(per share)
Balance outstanding as of June 30, 2011	337	$38.42	600	$18.92
Granted	73	40.84	—	—
Vested	(15)	33.98	(15)	42.01
Forfeited or expired	—	—	—	—
Balance outstanding as of September 30, 2011	395	$39.04	585	$18.32
Vested as of September 30, 2011			534	$16.04

Share-Based Compensation

The following table presents share-based compensation expense and related effect of the income tax benefit included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,
	2011	2010
	(in 000s)
Selling, general and administrative	$2,422	$2,407
Research and development costs	927	836
Cost of gaming equipment and systems and gaming operations	43	41
Share-based compensation expense before tax	3,392	3,284
Income tax benefit	1,187	1,149
Net share-based compensation expense	$2,205	$2,135

As of September 30, 2011, there was $10.0 million of total unrecognized compensation expense related to the unvested portion of stock options which will be recognized over the subsequent 1.80 years. In addition, as of September 30, 2011, there was $12.9 million of total unrecognized compensation expense related to the unvested portion of restricted stock and RSUs which will be recognized over the subsequent 1.79 years.

6.                                      STOCKHOLDERS’ EQUITY

Share Repurchase Plan

The Company’s Board of Directors have approved a variety of share repurchase plans under which, subject to price and market conditions, purchases of shares can be made from time to time in the open market or in privately negotiated transactions using available cash.

During the three months ended September 30, 2011 and 2010, the Company repurchased 1,046,800 shares and 670,745 shares of common stock for $31.0 million and $22.1 million, respectively, under the share repurchase plan. As of September 30, 2011, $120.7 million remained available under the plan for repurchase in future periods.

7.                                      INCOME TAXES

The provision for income taxes for interim periods is based on the current estimate of the annual effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and is adjusted as necessary for quarterly events. The effective income tax rate was approximately 36.7% and 36.2% for the three months ended September 30, 2011 and 2010, respectively. The increase in the effective income tax rate is primarily attributable to the expiration of the tax holiday for our subsidiary in India as of March 31, 2011.

The Internal Revenue Service (“IRS”) commenced examination of the Company’s United States federal income tax returns for 2003 through 2005 in the fourth quarter of 2006. Throughout the examination, the IRS proposed, and management agreed to, certain adjustments related to the open tax years that have been recorded in the income tax provision. In January 2009, the IRS completed its field examination of the open tax years and issued a Revenue Agent’s Report. Also in January 2009, the Company paid $3.4 million in tax and $1.2 million in interest to the IRS to settle certain agreed adjustments. The Company filed a formal protest regarding certain unagreed adjustments and the case was assigned to the IRS Las Vegas Appeals Office in July 2009. In June 2010, the Company agreed to settle all remaining issues with the IRS. Formal closure of the case occurred in October 2010 and the Company has received a refund from the IRS of $2.3 million, including $0.6 million in interest.

The Internal Revenue Service (“IRS”) commenced examination of the Company’s United States federal income tax returns for 2006 through 2009 during fiscal 2011.

As of September 30, 2011, the Company has $9.7 million related to uncertain tax positions, excluding related accrued interest and penalties, $9.6 million of which, if recognized, would impact the effective tax rate. As of September 30, 2011, the Company has $1.4 million accrued for the payment of interest and penalties.

It is reasonably possible that the Company’s amount of unrecognized tax benefits may decrease within the next twelve months by a range up to $0.4 million.

The Company files numerous consolidated and separate income tax returns in the United States and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States federal income tax examinations for years before fiscal 2006 and is no longer subject to state and local, or foreign income tax examinations for years before 2003.

8.                                      COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to legal proceedings, claims and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, indemnification claims, commercial, employment and other matters. Liabilities related to such matters are recorded when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. All legal costs associated with litigation are expensed as incurred.

In October 2010, WMS Gaming Inc. (“WMS”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Northern Illinois.  The complaint asserted that several of the Company’s products using iReel displays infringe two WMS patents and sought injunctive relief and damages in unspecified amounts. WMS later amended its complaint to assert three additional patents related to the use of a video screen in conjunction with a gaming machine using mechanical reels also infringe certain WMS patents. As part of its response, the Company asserted counterclaims seeking damages and other unspecified relief against WMS for violation of certain Company patents, including claims that the WMS patents are invalid, unenforceable, and not infringed. A trial date has not been set.

In April 2006, International Game Technology (“IGT”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware. The complaint asserted that the Company’s Bally Power Bonusing products infringe patents held by IGT, and sought injunctive relief and damages in unspecified amounts. In April 2009, the district court issued an order finding that two of the Company’s products, ACSC Power Winners and ACSC Power Reward, infringe some patent claims asserted by IGT, but not others. Both parties appealed. On October 6, 2011, the Federal Circuit Court of Appeals affirmed the district court’s decision, and the case will now be remanded back to the district court for discovery and trial on the issue of damages. In the meantime, the Company undertook technical changes to ensure non-infringement for the two products partially in question.

In December 2004, IGT filed a patent infringement lawsuit against the Company in the United States District Court for the District of Nevada. The complaint asserted that the Company’s wheel-based games, its games with a reel in the top box and its iVIEW products infringed on patents held by IGT, and sought injunctive relief and damages in unspecified amounts. As part of the defense, the Company asserted counterclaims seeking damages and other relief against IGT, including claims that IGT’s patents were invalid, unenforceable and not infringed, as well as several claims that IGT engaged in anti-competitive conduct in violation of state and federal antitrust laws. In October 2008, the court granted the Company’s motions for summary judgment, ruling that IGT’s two “wheel” patents and a touch-screen player-tracking patent were invalid; that even if the patents were valid, the Company’s wheel-based games at issue would not infringe; and that certain of its iVIEW products do not infringe the two asserted player- tracking patents. The summary judgment determinations were upheld by the Federal Circuit Court of Appeals. Upon remand, the District Court granted summary judgment in favor of IGT on the remaining portion of the case regarding IGT’s alleged antitrust violations and in favor of Bally on IGT’s remaining claim that Bally infringed an IGT player tracking patent. An appeal of the summary judgment on Bally’s antitrust claims against IGT is pending.

The Company has accrued liabilities related to these contingent liabilities, but such amounts, including the potential range of amounts that management believes is likely, are not material to the financial statements. While the matters described above are subject to inherent uncertainties, management believes that the ultimate resolution of such matters, individually or in aggregate, will not have a material effect on the financial statements.

9.                                      SEGMENT AND GEOGRAPHICAL INFORMATION

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

The following is a summary of revenues and gross margin:

	Three Months Ended September 30,
	2011	2010
	(in 000s)
Revenues:
Gaming Equipment and Systems
Gaming Equipment	$64,447	$51,038
Gaming Operations	84,954	79,220
Systems	45,566	40,550
Total revenues	$194,967	$170,808

Gross Margin(1):
Gaming Equipment and Systems
Gaming Equipment	$28,401	$24,926
Gaming Operations	60,722	56,998
Systems	34,511	29,705
Total gross margin	$123,634	$111,629

(1)       Gross Margin from Gaming Equipment and Systems excludes amortization related to certain intangibles including core technology and license rights, which are included in depreciation and amortization.

The Company has operations based primarily in the United States as well as significant sales and distribution offices based in Europe, and other foreign locations, including South America and India. The table below presents information as to the Company’s revenues and operating income by geographic region which is determined by country of destination:

	Three Months Ended September 30,
	2011	2010
	(in 000s)
Revenues:
United States and Canada	$158,726	$145,712
International	36,241	25,096
Total revenues	$194,967	$170,808

Operating income:
United States and Canada	$35,740	$31,625
International	1,651	2,379
Total operating income	$37,391	$34,004

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin this section with a summary of our key operating business divisions as of September 30, 2011. The overview is followed by a detailed analysis of our results of operations and our financial condition and liquidity as of and for the three months ended September 30, 2011 and 2010. References to “we,” “our,” “us,” or the “Company” refer to Bally Technologies, Inc. and its subsidiaries.

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

Although we believe the expectations reflected in any forward looking statements are reasonable, readers are cautioned that forward looking statements involve known and unknown risks and uncertainties, are not guarantees of future performance and that actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied by such forward looking statements. These differences can arise as a result of the risks described in Item 1A, Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (the “2011 10-K”), as well as other factors such as the impact of competition, the impact of any prolonged downturn in the economy or the financial markets, our ability to service debt, product development, foreign operations, dependence on key personnel, the ability to integrate future acquisitions, regulation by gaming authorities, the outcome of pending litigation matters, gaming taxes, market risks and the potential adverse effects to our financial condition, results of operations or prospects.

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

Despite the effect of the continued tough economic conditions currently facing the gaming industry, gaming equipment, gaming operations and systems revenues increased in the current quarter, when compared to the same period last year.

Gaming equipment revenues were $64.4 million and $51.0 million for the three months ended September 30, 2011 and 2010, respectively. Gaming equipment revenues improved due primarily to an increase in new gaming devices sold with a higher ASP, and an increase in conversion kit revenue during the current period, when compared to the same period last year. During the three months ended September 30, 2011 and 2010, we sold 2,329 and 2,000 new gaming devices in the United States and Canada, respectively, of which 2,179 and 1,763 were replacement units, respectively. Our Pro Series cabinets with ALPHA 2 technology are state of the art for the industry with regards to ergonomics, processing power, display technology, input device, operating system, sound and serviceability. This platform allowed for the development of new, more compelling games and also facilitated our game download solution for customers. Our Pro Series cabinets also feature the iDeck, first of its kind multi-touch fully programmable and downloadable button panel which offers opportunity to add more interaction to the game-play experience with mystery bonus events, virtual shooting galleries and skill-based bonus games.

Systems revenues were $45.6 million and $40.6 million for the three months ended September 30, 2011 and 2010, respectively. During the three months ended September 30, 2011, when compared to the same period last year, increases in maintenance revenue of $1.8 million, and software and services revenue of $6.0 million, were offset by decreases in hardware revenue of $2.7 million during the same period. Even though systems sales have been impacted by the economic environment, our core enterprise systems, such as SDS, which runs on both Unix and Windows using the same code base, our iVIEW Display Manager (“DM”) and our Elite Bonusing Suite continued to generate positive interest. In late fiscal 2011, we announced an enterprise-wide agreement with one of the world’s largest casino entertainment companies to implement iView DM player-user-interfaces across their casino operations. We have continued to invest in the basics of enterprise software development, delivery, customer support and services discipline, on improving core products, providing quality upgrade options for our customers, and increasing customer satisfaction levels through better service and support which are all serving us well in these difficult economic times.

Gaming operations revenues were $85.0 million and $79.2 million for the three months ended September 30, 2011 and 2010, respectively. Revenues were stronger quarter over quarter due primarily to the continued performance of existing and new premium game titles which increased rental and participation revenue, improvements in linked progressive and lottery systems revenues, and increases in our centrally determined business. We experienced significant growth in the installed base of our rental and daily-fee games and linked progressive systems which increased by approximately 1,550 and 218 units, respectively, over September 30, 2010. First quarter fiscal year 2012 results benefitted from our growing product offerings and innovations, such as U-Spin, and the continued success of our Cash Spin, Hot Spin, Vegas Hits and Cash Wizard games, Digital Tower Series platforms and Hot Shot family of games. Our linked progressive system revenue increased due primarily to the recent introduction of our Betty Boop Love Meter and Money Vault™ wide-area progressive games. We continue to focus our development efforts on the introduction of new and innovative games and cabinets both for our spinning-reel and video platforms.

International revenues were $36.2 million and $25.1 million for the three months ended September 30, 2011 and 2010, respectively. International revenues increased in the current quarter, when compared to the same period last year, due primarily to increases in sales in Mexico, South America, Australia, Europe and Asia. We continue to focus on international expansion opportunities including the recent expansion into Australia.

There are several new and potential gaming market developments that we believe will benefit us in the long term. In North America, we are focused on approved new jurisdictional opportunities and expansions in Canada, Illinois, Ohio, New York, Kansas, Maryland, New Jersey, Louisiana, Mississippi and California, and the potential for market opportunities in Massachusetts, Florida, New Hampshire, Michigan, Maine and Texas. The breadth and timing of such opportunities remain uncertain due to the legislative process in these jurisdictions, as well as the difficult credit environment facing certain of our customers and the risk of the gaming industry impact of continued economic uncertainty. We are also engaged in expanding our position in South Africa, Australia, New Zealand, and Mexico, and, in the future, we also expect to generate revenue from the new Italian VLT market and from potential new markets in Eastern Europe, Greece, Taiwan, Korea, Japan and Brazil. Further, as we continue to grow and gain market share in Asia, opportunities are anticipated to arise in that region which would enable us to further expand internationally.

Net cash provided by operating activities from continuing operations was $46.3 million and $11.1 million for the three months ended September 30, 2011 and 2010, respectively. Cash flows provided by operating activities from continuing operations in the current period were positively affected by decreases in prepaid and refundable income tax due primarily to a refund of $12.0 million in prior taxes paid, decreases in accounts and notes receivable due to increases in collections, and increases in deferred revenue, which were slightly offset by increases in inventory due primarily to transfers of finished goods to leased gaming equipment during the same period.

In the three months ended September 30, 2011, we made payments on our term loan and revolving line of credit totaling $8.8 million, and purchased approximately 1.0 million shares of our common stock for $31.0 million.

Management monitors and reviews its SG&A expenses in comparison to current revenues and future opportunities. SG&A expenses from continuing operations increased to $57.2 million during the three months ended September 30, 2011 from $51.6 million in the same period in 2010. SG&A expenses from continuing operations decreased as a percentage of revenue at 29% during the three months ended September 30, 2011, when compared to 30% during the three months ended September 30, 2010. The increase in SG&A expenses during the three months ended September 30, 2011 was due primarily to increases in payroll and related expenses, legal fees, and bad debt expense, when compared to the same period last year. Payroll and related expenses increased due primarily to an increase in headcount in the comparative periods primarily as a result of our expansion into new international markets where we have not yet commenced revenue generating activities. Legal fees increased due primarily to costs associated with litigation and fees related to our entrance into new international markets. Bad debt expense increased due primarily to an increase in the allowance for doubtful accounts recorded in the current quarter in response to our expansion of credit offered to our customers, exposure in certain international markets and specific customer credit situations. Bad debt as a percentage of revenue continues to remain at approximately 1%.

Results of Operations

The summary financial results and operating statistics are as follows:

	Three Months Ended September 30,
	2011	% Rev	2010	% Rev
	(dollars in millions)
Revenues:
Gaming Equipment	$64.4	33%	$51.0	30%
Gaming Operations	85.0	44%	79.2	46%
Systems	45.6	23%	40.6	24%
Total revenues	$195.0	100%	$170.8	100%

Gross Margin:
Gaming Equipment(1)	$28.4	44%	$24.9	49%
Gaming Operations	60.7	71%	57.0	72%
Systems(1)	34.5	76%	29.7	73%
Total gross margin	$123.6	63%	$111.6	65%

Selling, general and administrative	$57.2	29%	$51.6	30%
Research and development costs	23.4	12%	21.4	13%
Depreciation and amortization	5.6	3%	4.6	3%
Operating income	$37.4	19%	$34.0	20%
Income from continuing operations	$20.4	10%	$21.7	13%

(1)   Gross Margin from Gaming Equipment and Systems excludes amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

	Three Months Ended September 30,
	2011	2010
Operating Statistics
New gaming devices	3,399	2,823
New unit Average Selling Price (“ASP”)	$16,624	$15,685

End of period installed base:
Gaming monitoring units installed base	408,000	388,000

Linked progressive systems	1,181	963
Rental and daily-fee games	14,466	12,916
Video lottery systems	8,418	7,966
Centrally determined systems	48,125	49,070

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Total revenues increased $24.2 million to $195.0 million, or 14%, in the three months ended September 30, 2011, when compared to the same period last year, as a result of the following:

Gaming Equipment Revenue. Gaming Equipment revenue increased $13.4 million, or 26%, to approximately $64.4 million primarily as a result of a 20% increase in new gaming device sales to 3,399 units in the three months ended September 30, 2011, when compared to 2,823 units in the same period last year. ASP of new gaming devices increased by 6% to $16,624 in the three months ended September 30, 2011 when compared to $15,685 in the same period last year. The increase in ASP was primarily as a result of the mix of products sold, including sales of the new Pro Series cabinets with Alpha 2 technology in the current fiscal quarter which made up approximately 75% of shipments.

Gaming Equipment Gross Margin. Gaming Equipment gross margin decreased to 44% in the three months ended September 30, 2011 from 49%, in the same period last year, due primarily to the write-down of older technology platforms, an increase in royalty-based fees associated with third-party themes due to an increase in the number of related unit and game conversion kit sales, and the increased cost of our new Pro Series cabinets. We are in the beginning period of new product launches and the Company does not expect further margin erosion.

Gaming Operations Revenue. Gaming Operations revenue increased $5.8 million, or 7%, to approximately $85.0 million in the three months ended September 30, 2011, when compared to the same period last year, primarily as a result of an increase in participation and rental revenue and the placements of higher yield premium products, including Cash Spin, Hot Spin, Vegas Hits and Cash Wizard, the performance of our linked progressive and lottery systems installed base, as well as the continued success of our Digital Tower Series and Hot Shot family of games. The improvement in participation and rental revenue and wide-area progressive revenue was primarily due to increases in our end of period installed base of games, that included a 12% increase in the installed games base of rental and daily-fee games, and an 23% increase in the installed games base of linked progressive systems due primarily to the release of our Betty Boop Love Meter and Money Vault™ wide-area progressive games.

Gaming Operations Gross Margin. Gross margin remained relatively consistent at 71% in the three months ended September 30, 2011, when compared to 72% in the same period last year.

Systems Revenue. Systems revenue increased $5.0 million, or 12%, to approximately $45.6 million in the three months ended September 30, 2011, when compared to the same period last year. Maintenance revenue increased $1.8 million in the three months ended September 30, 2011, when compared to the same period last year, as a result of the increased install base of customers on our systems. During the three months ended September 30, 2011, increases in maintenance revenue of 11% and software and services revenue of 66% were offset by a decrease in hardware revenue of 18%, when compared to the same period last year.

Systems Gross Margin. Systems gross margin increased to 76% in the three months ended September 30, 2011 from 73%, in the same period last year, primarily as a result of a change in the mix of products sold in the comparative periods including an increase in maintenance and software and services revenue which involves minimal variable costs. Specifically, Systems revenues for the three months ended September 30, 2011 were comprised of 28% hardware, 39% maintenance and 33% software and services revenue, as compared to 38% hardware, 39% maintenance and 23% software and services revenue in the same period last year.

Selling, General and Administrative Expenses. SG&A expenses increased $5.6 million, or 11%, in the three months ended September 30, 2011, when compared to the same period last year, due primarily to increases in payroll and related expenses, legal fees, and bad debt expense. Payroll and related expenses increased due primarily to an increase in headcount in the comparative periods primarily as a result of our expansion into new international markets where we have not yet commenced significant revenue generating activities. Legal fees increased due primarily to costs associated with litigation and fees related to our entrance into new international markets. Bad debt expense increased due primarily to an increase in the allowance for doubtful accounts recorded in the current quarter in response to our expansion of credit offered to our customers and increased exposure in international markets. Bad debt as a percentage of revenue continues to remain at approximately 1%.

Research and Development Costs. R&D costs increased $2.0 million, or 9%, in the three months ended September 30, 2011, when compared to the same period last year, due primarily to increased product development efforts requiring an increase in employees. The increased costs reflect our continued focus on our technology assets including content development on the ALPHA 2 platform and the new Pro Series cabinets as well as development of iVIEW DM.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $1.0 million, or 22%, in the three months ended September 30, 2011, when compared to same period last year, primarily as a result of additional of leased gaming equipment year over year.

Other Income (Expense), Income Tax Expense and Net Income (Loss) Attributable to Noncontrolling Interests

Other income (expense) and income tax expense from continuing operations and net loss (income) attributable to noncontrolling interests was as follows:

	Three Months Ended September 30,
	2011	2010
	(in 000s)
Other income (expense)
Interest income	$1.3	$1.1
Interest expense	(4.6)	(3.0)
Other, net	(1.9)	1.8
Total other expense	(5.2)	(0.1)
Income tax expense	(11.9)	(12.3)
Net loss (income) attributable to noncontrolling interests	0	0.5

Other Income (Expense). Other expense increased $5.1 million in the three months ended September 30, 2011, when compared to the same period last year, due primarily to foreign currency translations. In the three months ended September 30, 2011, losses on foreign currency translation were $2.1 million, when compared to gains on foreign currency translation of $1.7 million in the same period last year. Interest expense increased $1.6 million in the three months ended September 30, 2011, when compared to the same period last year, due primarily to the increase in long-term debt upon entering into the amended and restated credit agreement in April 2011.

Income Tax Expense. Income tax expense decreased $0.4 million during the three months ended September 30, 2011, when compared to the same period last year, due primarily to the reduction in net income. The effective income tax rate for continuing operations for the three months ended September 30, 2011 and 2010 was 36.7% and 36.2%, respectively.

Net loss (income) attributable to noncontrolling interests. Net income attributable to noncontrolling interests increased $0.5 million in the three months ended September 30, 2011, when compared to the same period last year.

Financial Condition and Liquidity

Working Capital

	September 30,	June 30,	Increase (decrease)
	2011	2011	Amount	%
	(in 000s)
Cash and cash equivalents	$61,937	$66,425	$(4,488)	(7)%

Total long-term debt, including current maturities	$506,665	$515,403	$8,738	2%

Total current assets	$442,196	$473,677	$(31,481)	(7)%
Total current liabilities	157,943	160,616	2,673	2%
Net working capital	$284,253	$313,061	$(28,808)	(9)%

Pursuant to various state gaming regulations, certain cash accounts are maintained to ensure availability of funds to pay wide-area progressive jackpot awards in installments rather than in one lump-sum. At September 30, 2011 and June 30, 2011, these accounts had an aggregate value of approximately $8.9 million and $8.4 million, respectively, which are classified as restricted cash in our unaudited condensed consolidated balance sheets. In addition, we purchase U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive winnings in annual or weekly installment payments. These securities are included in restricted long-term investments in the accompanying unaudited condensed consolidated balance sheets, and totaled $12.8 million and $12.5 million as of September 30, 2011 and June 30, 2011, respectively.

On September 30, 2011 and June 30, 2011, the amount of cash and investments held by foreign subsidiaries was $19.1 million and $18.2 million, respectively. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds.

Our net working capital decreased $28.8 million in the three months ended September 30, 2011, when compared to June 30, 2011, and was affected by a $4.5 million decrease in cash and cash equivalents during the same period and by net working capital increases for the following components:

•      A decrease of $13.5 million current accounts and notes receivable due primarily to an increase in cash collections during the period;

•      A decrease of $21.4 million in prepaid and refundable income tax due primarily to a cash refund of $12.0 million and a carryforward of an overpayment in fiscal year 2011, offsetting fiscal year 2012 taxes payable;

•     An increase of $5.2 million in inventories due primarily to the build-up of finished goods inventory in certain international locations and raw materials inventory for systems;

•      A decrease of $4.1 million in accounts payable due primarily to the timing of check runs in the comparable periods; and

•      A decrease of $3.3 million in current jackpot liabilities due primarily to the adoption of new guidance related to casino jackpot liabilities during the current period.

Current accounts and notes receivable decreased $13.5 million and long-term accounts and notes receivable increased $3.5 million during the three months ended September 30, 2011, when compared to June 30, 2011. Current accounts and notes receivable decreased due to an increase in collections during the current period, while long-term accounts and notes receivable increased due primarily to an increase in certain new systems contracts and international sales during the current period. As of September 30, 2011, our DSO’s decreased to 109 days from 116 days at June 30, 2011.

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

The interest rate on the credit facility is subject to a leverage-based pricing grid based on LIBOR plus a margin between 1.25% and 2.00%. As of September 30, 2011, the interest rate on the revolving credit facility was 1.97% and the interest rate on the term loan was approximately 3.82%, after giving effect to the floating-to-fixed interest rate swaps discussed below.

Effective December 2008, we entered into a floating-to-fixed interest rate swap agreement with an original notional value of $218.8 million and a maturity date of September 26, 2012 to fix floating LIBOR based debt to fixed rate debt at an interest rate of 1.89%. Effective June 2011, we entered into a second floating-to-fixed rate swap agreement with an original notional value of $165.0 million and a maturity date of May 13, 2016 to fix a portion of the floating LIBOR based debt under the new term loan to fixed rate debt at an interest rate of 2.09%. At September 30, 2011 and June 30, 2011, the combined swap agreements had a notional value of $292.5 million and $296.3 million, respectively.

Under the credit facility, the term loan requires quarterly principal reductions in an amount equal to 1.25% of the effective date term loan amount, or $3,750,000, through March 2013; an amount equal to 1.875% of the effective date term loan amount, or $5,625,000, through March 2014; an amount equal to 2.50% of the effective date term loan amount, or $7,500,000, from June 2014 until the term loan’s maturity in May 2016 upon when the remaining outstanding principal balance of $187,500,000 is due.

The credit facility is collateralized by substantially all of our domestic property and is guaranteed by each of our domestic subsidiaries, excluding any noncontrolling interests, and is secured by a pledge agreement.

The fair value of long-term debt is estimated by discounting expected cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of September 30 and June 30, 2011, the fair value of long-term debt approximated the carrying value.

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

A breach of any of the covenants or the inability to comply with the required financial ratios could result in a default under the credit facility. In the event of any such default, the lenders could elect to declare all borrowings outstanding under the credit facility, together with any accrued interest and other fees, to be due and payable. If we were unable to repay the indebtedness upon its acceleration, the lenders could proceed against the underlying collateral. We were in compliance with all of the credit facility covenants as of September 30 and June 30, 2011.

As of September 30, 2011, there was approximately $186.0 million of undrawn availability under the revolving credit facility. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit.

Management believes that cash flows from current operating activities will provide us with sufficient capital resources and liquidity to operate our business for at least the next 12 months.

At September 30, 2011, we had no material commitments for capital expenditures.

Cash Flow Summary

Our primary sources of liquidity include existing cash and cash equivalents, cash flows from all operating activities and the availability of funds under our revolving credit facility.

We utilize our cash to acquire materials for the manufacture of goods for resale, to pay payroll, interest, taxes and SG&A expenses and to fund R&D activities.

Cash flows provided by continuing operating activities were $46.3 million in the three months ended September 30, 2011 as compared to $11.1 million in the same period last year, a $35.2 million increase. Cash flows from operating activities of continuing operations for the three months ended September 30, 2011 were positively affected by decreases in prepaid and refundable income tax due primarily to a refund of $12.0 million in prior taxes paid, decreases in accounts and notes receivable due to increases in collections, and increases in deferred revenue. Cash flows were negatively impacted by our investment in inventories to significantly expand our installed base of leased gaming equipment and to build games for the new market opportunity in Italy during the same period.

Cash utilized for investing activities from continuing operations is primarily for capital expenditures related to furniture, fixtures, office and gaming equipment and improvements in leaseholds, financing arrangements with customers and investments in technology and other long-term assets. During the three months ended September 30, 2011 and 2010, we made capital expenditures of $1.6 million and $2.0 million, respectively. In addition, we made payments of $6.0 million related to acquisitions.

Cash utilized for financing activities from continuing operations is primarily for the payment of principal on our debt and the purchase of shares of our common stock. We made payments of $8.8 million on our term loan and revolving line of credit, and purchased 1.0 million shares of our common stock for $31.0 million under our share repurchase plan during the three months ended September 30, 2011.

Cash provided by financing activities is primarily from proceeds from the exercise of stock options and purchases of stock under our 2008 Employee Stock Purchase Plan (the “2008 ESPP”), borrowings under our revolving credit facility, and excess tax benefits of stock option exercises. During the three months ended September 30, 2011, employees exercised options for 73,254 shares of common stock for $1.4 million and purchased 23,442 shares of common stock for $0.6 million under our 2008 ESPP.

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2011 10-K. There were no material changes to those policies during the three months ended September 30, 2011.

Other Recently Issued Accounting Pronouncements

For a description of other recently issued accounting pronouncements, see Note 1 to the unaudited condensed consolidated financial statements, Description of Business and Summary of Significant Accounting Policies.

ITEM 3.                                           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of September 30, 2011, we had total debt outstanding of approximately $506.7 million which consisted primarily of a $292.5 million term loan and $214.0 million of borrowings under our revolving credit facility. We have minimized our exposure to market interest rate risk because the variable interest rate on the term loan was effectively converted to a fixed rate as a result of the floating-to-fixed interest rate swaps discussed in Note 4 to the unaudited condensed consolidated financial statements, Long-Term Debt. As of September 30, 2011, the interest rate on the revolving credit facility was 1.97% and the interest rate on our term loan was approximately 3.82%, after giving effect to our interest rate swaps.

Foreign Currency Exchange Rate Risk

Certain of our foreign subsidiaries use their local currency as their functional currency and are exposed to risks resulting from fluctuations in foreign currency exchange rates. During the three months ended September 30, 2011, we recognized foreign currency exchange rate losses of approximately $2.1 million, and during the three months ended September 30, 2010, we recognized foreign currency exchange rate gains of approximately $1.7 million. We estimate that a hypothetical 10% strengthening (or weakening) of the U.S. dollar for fiscal 2012 would have an immaterial impact on our business.

In addition, the net assets of these subsidiaries are exposed to foreign currency translation gains and losses which are included as a component of accumulated other comprehensive income in stockholders’ equity in our unaudited condensed consolidated balance sheets. Such translation resulted in unrealized losses of $2.0 million as of September 30, 2011, and unrealized gains of $0.8 million as of June 30, 2011.

We may enter into foreign currency forward contracts, generally with maturities of twelve months or less, to hedge recognized foreign currency assets and liabilities to reduce the reduce the risk that earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. See Note 1 to the unaudited condensed consolidated financial statements, Description of Business and Summary of Significant Policies (Fair value of financial instruments).

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

Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

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

Changes in Internal Control Over Financial Reporting during the Quarter Ended September 30, 2011

Although we update our internal controls as necessary to accommodate any modifications to our business processes and accounting procedures as part of our normal operations, there were no changes in our internal control over financial reporting that occurred in the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.                                          LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 8 to the unaudited condensed consolidated financial statements, Commitments and Contingencies, which is incorporated by reference in response to this item.

ITEM 1A.                                 RISK FACTORS

The Company is subject to risks and uncertainties that could cause our actual results to differ materially from the expectations expressed in the forward looking statements. Factors that could cause our actual results to differ from expectations are described under “Item 1A. Risk Factors” in the 2011 10-K, to which there were no material changes during the period covered by this Quarterly Report on Form 10-Q.

ITEM 2.                                          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 4, 2010, the Company’s Board of Directors approved a new share repurchase plan under which, subject to price and market conditions, purchases of shares of common stock can be made from time to time in the open market or in private negotiated transactions using available cash, in an aggregate amount of up to $150 million. On April 6, 2011, the Company’s Board of Directors increased the share repurchase plan amount to an amount equal to $550 million minus the amount repurchased in the Company’s Dutch auction tender offer described under Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in the 2011 10-K.

Our quarterly share repurchases under this plan, excluding treasury shares acquired in non-cash transactions related to forfeited stock awards and shares exchanged for options exercised, were as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
				$151,658,558
July 1 - July 31, 2011	—	$—	—	$151,658,558
August 1 — August 31, 2011	518,300	$30.34	518,300	$135,933,299
September 1 - September 30, 2011	528,500	$28.84	528,500	$120,690,333
Total	1,046,800	$29.58	1,046,800

ITEM 6.                                               EXHIBITS

Exhibits	Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

BALLY TECHNOLOGIES, INC.		Date: November 4, 2011

By	/s/Richard Haddrill
Richard Haddrill
Chief Executive Officer
(Principal Executive Officer)

By	/s/Neil P. Davidson
Neil P. Davidson
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)