Form 10-Q
period 2011-12-31
BALLY TECHNOLOGIES, INC.
filed 2012-02-09
CIK 2491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

The number of shares of Common Stock, $0.10 par value, outstanding as of February 2, 2012, was 43,587,000 which do not include 18,545,000 shares held in treasury.

PART I

ITEM 1.                  FINANCIAL STATEMENTS

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2011	June 30, 2011
	(in 000s, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$44,922	$66,425
Restricted cash	9,768	8,419
Accounts and notes receivable, net of allowances for doubtful accounts of $13,293 and $11,059	231,121	235,246
Inventories	69,830	68,634
Prepaid and refundable income tax	13,258	36,332
Deferred income tax assets	29,043	29,318
Deferred cost of revenue	13,512	13,795
Prepaid assets	13,576	10,524
Other current assets	5,880	4,984
Total current assets	430,910	473,677
Restricted long-term investments	12,982	12,485
Long-term accounts and notes receivables, net of allowances for doubtful accounts of $1,267 and $507	51,729	46,659
Property, plant and equipment, net of accumulated depreciation of $54,843 and $51,570	30,532	33,266
Leased gaming equipment, net of accumulated depreciation of $186,375 and $176,137	115,375	96,691
Goodwill	168,609	162,110
Intangible assets, net	35,798	34,865
Deferred income tax assets	14,061	12,120
Income tax receivable	11,897	10,972
Deferred cost of revenue	20,334	23,193
Other assets, net	22,425	21,356
Total assets	$914,652	$927,394
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,500	$38,411
Accrued and other liabilities	54,934	58,295
Customer deposits	9,130	4,930
Jackpot liabilities	9,832	11,894
Deferred revenue	35,192	28,900
Income tax payable	1,785	3,033
Current maturities of long-term debt	15,141	15,153
Total current liabilities	156,514	160,616
Long-term debt, net of current maturities	472,750	500,250
Deferred revenue	34,383	34,788
Other income tax liability	10,688	9,321
Other liabilities	17,110	7,827
Total liabilities	691,445	712,802
Commitments and contingencies (Note 8)
Stockholders’ equity:
Special stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 115 shares issued and outstanding	12	12
Common stock, $.10 par value; 100,000,000 shares authorized; 61,925,000 and 61,541,000 shares issued and 43,380,000 and 44,397,000 outstanding	6,186	6,149
Treasury stock at cost, 18,545,000 and 17,144,000 shares	(676,030)	(634,268)
Additional paid-in capital	454,666	442,713
Accumulated other comprehensive loss	(11,666)	(3,064)
Retained earnings	448,407	401,363
Total Bally Technologies, Inc. stockholders’ equity	221,575	212,905
Noncontrolling interests	1,632	1,687
Total stockholders’ equity	223,207	214,592
Total liabilities and stockholders’ equity	$914,652	$927,394

See accompanying notes to unaudited condensed consolidated financial statements.

 BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(in 000s, except per share amounts)
Revenues:
Gaming equipment and systems	$124,217	$105,639	$234,230	$197,227
Gaming operations	86,240	77,087	171,194	156,307
	210,457	182,726	405,424	353,534
Costs and expenses:
Cost of gaming equipment and systems (1)	54,073	43,030	101,174	79,987
Cost of gaming operations	23,858	22,692	48,090	44,914
Selling, general and administrative	61,304	55,185	118,526	106,799
Research and development costs	22,377	21,360	45,763	42,744
Depreciation and amortization	5,806	4,744	11,441	9,371
	167,418	147,011	324,994	283,815
Operating income	43,039	35,715	80,430	69,719
Other income (expense):
Interest income	1,146	1,221	2,470	2,340
Interest expense	(4,485)	(2,997)	(9,082)	(6,030)
Other, net	(728)	(323)	(2,584)	1,524
Income from continuing operations before income taxes	38,972	33,616	71,234	67,553
Income tax expense	(14,688)	(6,347)	(26,541)	(18,632)
Income from continuing operations	24,284	27,269	44,693	48,921
Loss on sale of discontinued operations, net of tax	—	—	—	(403)
Net income	24,284	27,269	44,693	48,518
Less net income (loss) attributable to noncontrolling interests	16	17	33	(523)
Net income attributable to Bally Technologies, Inc.	$24,268	$27,252	$44,660	$49,041
Basic earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations	$0.57	$0.51	$1.03	$0.93
Loss on sale of discontinued operations	—	—	—	(0.01)
Basic earnings per share	$0.57	$0.51	$1.03	$0.92

Diluted earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations	$0.54	$0.49	$0.99	$0.89
Loss on sale of discontinued operations	—	—	—	(0.01)
Diluted earnings per share	$0.54	$0.49	$0.99	$0.88

Weighted average shares outstanding:
Basic	42,870	53,291	43,296	53,485
Diluted	44,771	55,943	45,176	55,990
Amounts attributable to Bally Technologies, Inc.:
Income from continuing operations, net of tax	$24,268	$27,252	$44,660	$49,444
Loss on sale of discontinued operations, net of tax	—	—	—	(403)
Net income	$24,268	$27,252	$44,660	$49,041

(1)        Cost of gaming equipment and systems exclude amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(in 000s, except per share amounts)

Net income	$24,284	$27,269	$44,693	$48,518

Other comprehensive income (loss):
Foreign currency translation adjustment before income taxes	(1,174)	(277)	(3,184)	895
Income tax expense	—	—	—	—
Foreign currency translation adjustment	(1,174)	(277)	(3,184)	895

Unrealized gain (loss) on derivative financial instruments before income taxes	(163)	685	(8,335)	38
Income tax (expense) benefit	57	(240)	2,917	(13)
Unrealized gain (loss) on derivative financial instruments	(106)	445	(5,418)	25

Total other comprehensive income (loss), net of income taxes	(1,280)	168	(8,602)	920
Comprehensive income	23,004	27,437	36,091	49,438
Less: comprehensive income (loss) attributable to noncontrolling interests	16	17	33	(523)
Comprehensive income attributable to Bally Technologies, Inc.	$22,988	$27,420	$36,058	$49,961

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

	Common Stock		Series E Special	Treasury	Additional Paid-In	Accumulated Other Comprehensive Income (Loss)	Retained	Noncontrolling	Total Stockholders’
	Shares	Dollars	Stock	Stock	Capital	(“OCI”)	Earnings	Interests	Equity
	(in 000s)
Balances at June 30, 2010	59,495	$5,943	$12	$(157,053)	$392,853	$(3,044)	$303,100	$2,381	$544,192
Net income from continuing operations, net of tax	—	—	—	—	—	—	49,444	(523)	48,921
Loss on sale of discontinued operations, net of tax	—	—	—	—	—	—	(403)	—	(403)
Foreign currency translation adjustment	—	—	—	—	—	895	—	—	895
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	—	25	—	—	25
Total comprehensive income	—	—	—	—	—	—	—	—	$49,438
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(148)	(148)
Issuance and receipt of restricted stock, ESPP shares, stock options and related tax and tax benefit	368	32	—	(1,721)	5,072	—	—	—	3,383
Purchase of common stock for treasury	—	—	—	(40,584)	—	—	—	—	(40,584)
Share-based compensation	—	—	—	—	6,646	—	—	—	6,646
Balances at December 31, 2010	59,863	$5,975	$12	$(199,358)	$404,571	$(2,124)	$352,141	$1,710	$562,927

Balances at June 30, 2011	61,541	$6,149	$12	$(634,268)	$442,713	$(3,064)	$401,363	$1,687	$214,592
Net income from continuing operations, net of tax	—	—	—	—	—	—	44,660	33	44,693
Foreign currency translation adjustment	—	—	—	—	—	(3,184)	—	—	(3,184)
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	(5,418)	—	—	(5,418)
Total comprehensive income	—	—	—	—	—	—	—	—	$36,091
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(88)	(88)
Cumulative effect of adoption of ASU 2010-16 for change in jackpot accounting	—	—	—	—	—	—	2,384	—	2,384
Issuance and receipt of restricted stock, ESPP shares, stock options and related tax and tax benefit	384	37	—	(831)	4,671	—	—	—	3,877
Purchase of common stock for treasury	—	—	—	(40,931)	—	—	—	—	(40,931)
Share-based compensation	—	—	—	—	7,282	—	—	—	7,282
Balances at December 31, 2011	61,925	$6,186	$12	$(676,030)	$454,666	$(11,666)	$448,407	$1,632	$223,207

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2011	2010
	(in 000s)
Cash flows from operating activities:
Net income	$44,693	$48,518
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of discontinued operations, net of tax	—	403
Depreciation and amortization	41,193	36,605
Share-based compensation	7,282	6,646
Amortization of deferred debt issuance costs	880	1,947
Income tax (benefit) expense	1,212	2,723
Provision for doubtful accounts	5,211	1,694
Inventory write-downs	2,573	1,498
Excess tax benefit of stock option exercises	(692)	(1,268)
Other	(559)	(211)
Change in operating assets and liabilities:
Accounts and notes receivable	(5,393)	(6,287)
Inventories	(52,738)	(46,817)
Prepaid and refundable income tax and income tax payable	21,588	(8,641)
Other current assets	(4,956)	(3,225)
Accounts payable	(7,844)	3,290
Accrued liabilities, customer deposits and jackpot liabilities	280	(4,916)
Deferred revenue and deferred cost of revenue	9,126	(2,921)
Net cash provided by operating activities	61,856	29,038

Cash flows from investing activities:
Acquisition	(6,000)	—
Capital expenditures	(3,881)	(5,222)
Restricted cash and investments	(1,846)	1,347
Financing arrangements with customers	—	(9,940)
Additions to other long-term assets	(4,777)	(4,360)
Net cash used in investing activities	(16,504)	(18,175)

Cash flows from financing activities:
Proceeds from revolving credit facility	—	19,880
Payments on revolving credit facility	(20,000)	—
Capitalized debt issuance costs	—	(158)
Reduction of long-term debt	(7,520)	(20,016)
Distributions to noncontrolling interests	(88)	(148)
Purchase of treasury stock	(41,762)	(42,305)
Excess tax benefit of stock option exercises	692	1,268
Proceeds from exercise of stock options and employee stock purchases	4,094	4,077
Net cash used in financing activities	(64,584)	(37,402)

Effect of exchange rate changes on cash	(2,271)	1,428

Net cash used in operating activities of discontinued operations	—	(403)
	—	(403)
Cash and cash equivalents:
Decrease for period	(21,503)	(25,514)
Balance, beginning of period	66,425	145,089
Balance, end of period	$44,922	$119,575

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information is related to the unaudited condensed consolidated statements of cash flows:

	Six Months Ended December 31,
	2011	2010
	(in 000s)
Cash paid for interest	$8,807	$6,030
Cash paid for income taxes, net of refunds	14,666	22,673

Non-cash investing and financing transactions:
Transfer of inventory to leased gaming equipment (1)	$58,200	$43,897
Reclassify property, plant and equipment to inventory (1)	7,705	8,138
Liabilities assumed in acquisition	2,830	—

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

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bally Technologies, Inc. (“Bally” or the “Company”), a Nevada corporation, is a diversified, worldwide gaming company that innovates, designs, manufactures, operates and distributes advanced technology-based gaming devices, systems and server-based solutions, as well as interactive and mobile solutions. As a global gaming-systems provider, the Company offers technology solutions which provide gaming operators with a wide range of marketing, data management and analysis, accounting, player tracking, security and other software applications and tools to more effectively manage their operations. The Company’s primary hardware technologies include spinning-reel and video gaming devices, specialty gaming devices and wide-area progressive systems for traditional land-based, riverboat and Native American casinos, video lottery and central determination markets and specialized system-based hardware products. In addition to selling its gaming devices, the Company also offers its customers a wide range of rental options.

Principles of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), include all adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for each period presented. All adjustments are of a normal, recurring nature. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. References to specific U.S. GAAP within this report cite topics within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

All intercompany accounts and transactions have been eliminated in consolidation.

Discontinued Operations

The Company was the general partner of Rainbow Casino Vicksburg Partnership (“RCVP”), which operated the Rainbow Casino, a dockside riverboat casino in Vicksburg, Mississippi. On April 5, 2010, the Company entered into a definitive purchase agreement to sell the Rainbow Casino which closed on June 8, 2010. Per the terms of the sale agreement, the Company had certain post-closing adjustments during fiscal 2011 which reduced its gain on the sale of the Rainbow Casino by approximately $0.4 million, net of income taxes.

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

The Company transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company may enter into foreign currency forward contracts, generally with maturities of twelve months or less, to hedge recognized foreign currency assets and liabilities to reduce the risk that earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. The gains or losses resulting from changes in the fair value of these forward contracts, which are not designated as accounting hedges, are reported in other income (expense) in the unaudited condensed consolidated statements of operations, and generally offset the gains and losses associated with the underlying foreign-currency-denominated balances, which are also reported in other income (expense). As of December 31, 2011, total outstanding forward contracts consisted of three sell EUR forwards and one sell ZAR forward for a total value of $34.6 million, or the notional equivalent of €25 million and 18 million ZAR, respectively.

The Company may use interest rate derivatives to manage the interest expense generated by variable rate debt and foreign currency derivatives to manage foreign exchange risk. The Company’s derivative financial instruments are measured at fair value on a recurring basis, and the balances were as follows:

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Level 3
	(in 000s)
As of December 31, 2011:
Assets:
Other current assets:
Foreign currency derivative financial instrument	$—	$2,930	$—
Liabilities:
Accrued and other liabilities:
Foreign currency derivative financial instrument	$—	$14	$—
Interest rate derivative financial instruments	$—	$4,350	$—
Other liabilities:
Interest rate derivative financial instrument	$—	$7,888	$—

As of June 30, 2011:
Assets:
Other assets, net:
Foreign currency derivative financial instrument	$—	$452	$—
Interest rate derivative financial instruments	$—	$1,231	$—
Liabilities:
Accrued and other liabilities:
Foreign currency derivative financial instrument	$—	$586	$—
Interest rate derivative financial instruments	$—	$5,133	$—

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

The impact of the cash flow hedge and non-designated foreign currency derivatives on the unaudited condensed consolidated financial statements is depicted below:

Fiscal year 2012

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)			Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended	Six Months Ended	Location of Loss Reclassified from Accumulated	Three Months Ended	Six Months Ended
Derivative in Cash Flow Hedging Relationship	December 31, 2011	December 31, 2011	OCI into Income (Effective Portion)	December 31, 2011	December 31, 2011
(in 000s)

Interest rate swap agreement	$(1,440)	$(10,961)	Interest expense	$(1,276)	$(2,625)

Fiscal year 2011

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended	Six Months Ended	Location of Loss Reclassified from Accumulated	Three Months Ended	Six Months Ended
Derivative in Cash Flow Hedging Relationship	December 31, 2010	December 31, 2010	OCI into Income (Effective Portion)	December 31, 2010	December 31, 2010
(in 000s)

Interest rate swap agreement	$9	$(1,240)	Interest expense	$(675)	$(1,277)

	Amount of Gain Recognized in Other Income (Expense)
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Non-Designated Derivative	December 31, 2011	December 31, 2011	December 31, 2010	December 31, 2010

Foreign Currency Forward Contract	$1,361	$2,915	$—	$—

Accounts and Notes Receivable, Allowance for Doubtful Accounts and Credit Quality of Financing Receivables

Accounts and notes receivable are stated at face value less an allowance for doubtful accounts. The Company generally grants customers credit terms for periods of 30 to 120 days, but may also grant extended payment terms to some customers for periods up to three years, with interest generally at market rates.

Trade receivables with contract terms greater than one year relate to the sale of gaming equipment and systems transactions, and are generally collateralized by the related equipment sold, although the value of such equipment, if repossessed, may be less than the receivable balance outstanding. Sales-type leasing arrangements relate to gaming equipment and include options to purchase the equipment at the end of the lease term at established prices. Customers with sales-type leasing arrangements typically have a long-standing credit history with the Company. Revenue from these lease arrangements is not significant.

The Company has also provided development financing to certain customers in the form of notes receivable with repayment terms of three to ten years. These notes may also include accelerated payment terms based upon a percentage of net-win from gaming devices sold or leased to these customers.

The Company has one portfolio segment, the casino industry customer, and four classes of receivables including its trade receivables with a contract term less than one year, trade receivables with a contract term greater than one year, sales-type leasing arrangements, and notes receivable, which are for developmental financing loans.

The Company’s accounts and notes receivable were as follows:

	Accounts and Notes Receivable as of December 31, 2011			Accounts and Notes Receivable as of June 30, 2011
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
	(in 000s)
Contract term less than one year:
Trade and other receivables, current	$145,806	$4,811	$140,995	$162,202	$2,064	$160,138

Contract term greater than one year:
Trade receivables, current	81,447	20,163	61,284	72,237	3,973	68,264
Trade receivables, noncurrent	24,350	978	23,372	15,111	213	14,898
	105,797	21,141	84,656	87,348	4,186	83,162

Lease receivables, current	12,913	12,913	—	10,245	10,245	—
Lease receivables, noncurrent	14,155	14,155	—	13,490	13,490	—
	27,068	27,068	—	23,735	23,735	—

Notes receivable, current	4,248	4,248	—	1,621	1,621	—
Notes receivable, noncurrent	14,491	14,491	—	18,565	18,565	—
	18,739	18,739	—	20,186	20,186	—

Total current	244,414	42,135	202,279	246,305	17,903	228,402
Total noncurrent	52,996	29,624	23,372	47,166	32,268	14,898
Total	$297,410	$71,759	$225,651	$293,471	$50,171	$243,300

The activity related to the allowance for doubtful accounts is summarized below:

	Allowance for Doubtful Accounts
	Beginning Balance as of June 30, 2011	Charge- offs	Recoveries	Provision	Ending Balance as of December 31, 2011	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
	(in 000s)
Contract term less than one year:
Trade and other receivables, current	$(5,875)	$585	$229	$(963)	$(6,024)	$(2,660)	$(3,364)

Contract term greater than one year:
Trade receivables, current	(5,184)	336	26	(2,447)	(7,269)	(4,530)	(2,739)
Trade receivables, noncurrent	(507)	1,041	—	(1,801)	(1,267)	(509)	(758)
	(5,691)	1,377	26	(4,248)	(8,536)	(5,039)	(3,497)

Lease receivables, current	—	—	—	—	—	—	—
Lease receivables, noncurrent	—	—	—	—	—	—	—
	—	—	—	—	—	—	—

Notes receivable, current	—	—	—	—	—	—	—
Notes receivable, noncurrent	—	—	—	—	—	—	—
	—	—	—	—	—	—	—

Total current	(11,059)	921	255	(3,410)	(13,293)	(7,190)	(6,103)
Total noncurrent	(507)	1,041	—	(1,801)	(1,267)	(509)	(758)
Total	$(11,566)	$1,962	$255	$(5,211)	$(14,560)	$(7,699)	$(6,861)

The Company evaluates the credit quality of its accounts and notes receivable and establishes an allowance for doubtful accounts based on a combination of factors including, but not limited to, customer collection experience, economic conditions, and the customer’s financial condition. In addition to specific account identification, which includes the review of any modifications of accounts and notes receivable, if applicable, the Company utilizes historic collection experience for the most recent twelve month period to establish an allowance for doubtful accounts. Receivables are written off only after the Company has exhausted all collection efforts.

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

The Company monitors the credit quality of its accounts receivable by reviewing an aging of customer invoices. Invoices are considered past due if a scheduled payment is not received within contractually agreed upon terms. The Company’s notes receivable are reviewed quarterly, at a minimum, for impairment. The Company also reviews a variety of other relevant qualitative information such as collection experience, economic conditions and specific customer financial conditions to evaluate credit risk in recording the allowance for doubtful accounts or as an indicator of an impaired loan.

The Company accrues interest, if applicable, on its accounts and notes receivables per the terms of the agreement. Interest is not accrued on certain past due accounts and notes receivable, or individual amounts that the Company has determined and specifically identified as not collectible. The following summarizes the aging of past due receivables, excluding trade accounts receivable with a contract term less than one year, as of December 31, 2011:

	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due	Current	Total Receivable	Recorded Investment in Receivables on Nonaccrual Status	Recorded Investment 90 Days and Accruing
	(in 000s)
Trade receivables	$8,124	$3,290	$6,768	$18,182	$87,615	$105,797	$5,039	$—
Lease receivables	—	—	—	—	27,068	27,068	—	—
Notes receivable	240	79	—	319	18,420	18,739	3,000	—
Total	$8,364	$3,369	$6,768	$18,501	$133,103	$151,604	$8,039	$—

The aging of customer invoices is based on their contractually agreed upon payment terms, which in certain rare circumstances have been modified from the original financing terms. The modifications of original financing terms are infrequent and generally do not represent a concession as they result only in a delay of payment that is typically insignificant and not material to our total trade, lease and notes receivable balances. There were no significant modifications of accounts and notes receivable during the current period.

As of December 31 and June 30, 2011, respectively, the Company had no impaired loans in its accounts and notes receivable balances.

The fair value of accounts and notes receivable, net, is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers, with similar credit ratings and remaining maturities. As of December 31 and June 30, 2011, respectively, the fair value of the accounts and notes receivable, net, approximate the carrying value.

Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market. Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overhead. Inventories consist of the following:

	December 31, 2011	June 30, 2011
	(in 000s)
Raw materials	$49,581	$53,926
Work-in-process	533	1,630
Finished goods	19,716	13,078
Total	$69,830	$68,634

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

Gaming Operations Revenue.  Gaming operations revenue consists of the operation of linked progressive systems and the rental of gaming devices, game content and the related systems placed with customers. Fees under these arrangements are earned and recognized based on a share of money wagered, a share of the net winnings, or on a fixed daily rate. The daily fee entitles the customer to full use of the gaming device and includes maintenance, licensing of the game content software and connection to a linked progressive system, where applicable. In certain markets, the Company also charges a daily system connection fee for the customer to connect to a central determination system and/or back-office system. The Company does not consider these arrangements to have multiple revenue-generating activities as the services offered are a comprehensive solution in exchange for a daily fee and all of the products and services are delivered simultaneously. Gaming operations revenue is recognized under general revenue recognition guidance as the deliverables provide the customer with rights to use tangible gaming devices and software that is essential to the functionality of the gaming device.

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

Other recently adopted accounting pronouncements

On December 31, 2011, the Company chose to early adopt new accounting guidance to make the presentation of items within other comprehensive income (“OCI”) more prominent. The new standard requires companies to present items of net income, items of OCI and total comprehensive income in one continuous statement or two separate consecutive statements, and companies are no longer allowed to present items of OCI only in the statement of stockholders’ equity. The Company chose to present the items in two separate consecutive statements. The new guidance was applied retrospectively.

Effective December 31, 2011, new accounting guidance for testing goodwill impairment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company has not utilized this method in evaluation goodwill impairment.

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

Recently issued accounting pronouncements not yet adopted

In December 2011, the FASB issued new accounting guidance for disclosures about offsetting assets and liabilities which requires and entity to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. The new guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company expects to adopt this guidance in fiscal 2014 and does not believe it will have a significant impact on its consolidated results of operations, financial condition and cash flows.

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

The computation of basic and diluted earnings per share applicable to the Company’s common stock is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(in 000s, except per share amounts)
Amounts attributable to Bally Technologies, Inc.:
Income from continuing operations, net of tax	$24,268	$27,252	$44,660	$49,444
Loss on sale of discontinued operations, net of tax	—	—	—	(403)
Net income	$24,268	$27,252	$44,660	$49,041

Weighted average common shares outstanding	42,870	53,291	43,296	53,485
Dilutive effect of:
Stock options, Restricted Stock Units (“RSU”) and restricted stock	1,901	2,650	1,880	2,503
Warrants	—	2	—	2
Weighted average diluted shares outstanding	44,771	55,943	45,176	55,990

Basic earnings per share attributable to Bally Technologies, Inc.
Income from continuing operations	$0.57	$0.51	$1.03	$0.93
Loss on sale of discontinued operations	—	—	—	(0.01)
Basic earnings per share	$0.57	$0.51	$1.03	$0.92

Diluted earnings per share attributable to Bally Technologies, Inc.
Income from continuing operations	$0.54	$0.49	$0.99	$0.89
Loss on sale of discontinued operations	—	—	—	(0.01)
Diluted earnings per share	$0.54	$0.49	$0.99	$0.88

Certain securities were excluded from the diluted per share calculation because their inclusion would be anti-dilutive. Such securities consist of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(in 000s)
Stock options, RSU and restricted stock	761	644	781	654

3.             GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

		December 31, 2011			June 30, 2011
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in 000s)
Computer software	3 - 9	$37,636	$(33,252)	$4,384	$36,725	$(31,841)	$4,884
License rights	3 - 13	8,656	(3,593)	5,063	4,344	(2,751)	1,593
Trademarks	5 - 9	2,345	(2,204)	141	2,203	(2,203)	—
Core technology	5 - 14	23,763	(16,070)	7,693	22,763	(14,107)	8,656
Contracts	5 - 10	15,430	(7,933)	7,497	15,303	(7,372)	7,931
Other intangibles	3 - 5	4,047	(527)	3,520	5,337	(1,036)	4,301
Total finite lived intangible assets		$91,877	$(63,579)	$28,298	$86,675	$(59,310)	$27,365
Trademark	indefinite	7,500	—	7,500	7,500	—	7,500
Total		$99,377	$(63,579)	$35,798	$94,175	$(59,310)	$34,865

Total amortization expense related to finite lived intangible assets was $2.5 million for both the three months ended December 31, 2011 and 2010, respectively, which included computer software amortization expense of $0.6 million and $0.9 million for the three months ended December 31, 2011 and 2010, respectively. Total amortization expense related to finite lived intangible assets was $4.9 million and $5.1 million for the six months ended December 31, 2011 and 2010, respectively, which included computer software amortization expense of $1.2 million and $2.0 million for the six months ended December 31, 2011 and 2010, respectively. Future amortization of finite lived intangible assets is scheduled as follows:

Year Ended June 30,	(in 000s)
2012 (remaining six months of fiscal year)	$6,423
2013	10,253
2014	5,752
2015	2,610
2016	1,719
Thereafter	1,541
Total	$28,298

All goodwill is associated with continuing operations. The changes in the carrying amount of goodwill for the six months ended December 31, 2011, are as follows:

(in 000s)
Balance at June 30, 2011	$162,110
Additions	7,131
Foreign currency translation adjustment	(632)
Balance at December 31, 2011	$168,609

In July 2011, the Company acquired substantially all of the assets and liabilities of MacroView Labs. No impairment charges for goodwill and intangible assets were necessary for the three and six months ended December 31, 2011 and 2010, respectively.

4.             LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,	June 30,
	2011	2011
	(in 000s)
Revolving credit facility	$199,000	$219,000
Term loan facility	288,750	296,250
Other, generally unsecured	141	153
Long-term debt	487,891	515,403
Less current maturities	(15,141)	(15,153)
Long-term debt, net of current maturities	$472,750	$500,250

As of December 31, 2011, there was approximately $199.8 million of undrawn availability under the revolving credit facility. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit.

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

The interest rate on the credit facility is subject to a leverage-based pricing grid based on LIBOR plus a margin between 1.25% and 2.00%. As of December 31, 2011, the interest rate on the revolving credit facility was 2.05% and the interest rate on the term loan was approximately 3.83%, after giving effect to the floating-to-fixed interest rate swaps discussed below.

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

The fair value of long-term debt is estimated by discounting expected cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of December 31, 2011 and June 30, 2011, the fair value of long-term debt approximated the carrying value.

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

A breach of any of the covenants or the inability to comply with the required financial ratios could result in a default under the credit facility. In the event of any such default, the lenders could elect to declare all borrowings outstanding under the credit facility, together with any accrued interest and other fees, to be due and payable. If the Company were unable to repay the indebtedness upon its acceleration, the lenders could proceed against the underlying collateral. The Company was in compliance with all of the credit facility covenants as of December 31, 2011 and June 30, 2011.

Interest Rate Swap Agreements

Effective December 2008, the Company entered into a floating-to-fixed interest rate swap agreement with an original notional value of $218.8 million and a maturity date of September 26, 2012 to fix floating LIBOR based debt to fixed rate debt at an interest rate of 1.89%. Effective June 2011, the Company entered into a second floating-to-fixed rate swap agreement with an original notional value of $165.0 million and a maturity date of May 13, 2016 to fix a portion of the floating LIBOR based debt under the new term loan to fixed rate debt at an interest rate of 2.09%. At December 31, 2011, the combined swap agreements had a notional value of $288.8 million.

The Company has documented and designated these interest rate swaps as cash flow hedges. Based on the assessment of effectiveness using statistical regression, the Company determined that the interest rate swaps are effective. Effectiveness testing of the hedge relationships and measurement to quantify ineffectiveness is performed each quarter using the hypothetical derivative method. As the interest rate swaps qualify as cash flow hedges, the Company adjusts the cash flow hedges on a quarterly basis to their fair value with a corresponding offset to accumulated Other Comprehensive Income (“OCI”). The interest rate swaps have been and are expected to remain highly effective for the life of the hedges. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. Any ineffectiveness is reclassified from accumulated other comprehensive income to other income (expense). As of December 31, 2011, the Company had no ineffectiveness on its cash flow hedges. Amounts related to the swaps expected to be reclassified from other comprehensive income to interest expense in the next twelve months total $4.3 million.

Additional information on the Company’s interest rate swaps are as follows:

Interest Rate Swaps	Balance Sheet Location	Fair Value (in 000s)	Location of Offsetting Balance
Cash flow hedges—$288.8 million LIBOR based debt	Accrued and other liabilities	$4,350
	Other liabilities	7,888
		$12,238	Accumulated other comprehensive income (before income taxes)

5.             SHARE-BASED COMPENSATION

Employee Stock Purchase Plan

The 2008 Employee Stock Purchase Plan (the “2008 ESPP”) provides that eligible employees are able to contribute up to 10% of their eligible earnings towards the quarterly purchase of the Company’s common stock. The employee’s purchase price is equal to 85% of the fair market value. During the six months ended December 31, 2011 and 2010, employees purchased 40,085 shares and 32,470 shares of common stock for approximately $1.2 million and $1.0 million, respectively, under the 2008 ESPP.

Share-Based Award Plans

Stock option activity as of and for the six months ended December 31, 2011 is summarized below:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)	(per share)	(years)	(in 000s)
Balance outstanding as of June 30, 2011	3,682	$24.45		$60,558
Granted	71	36.53
Exercised	(157)	18.79
Forfeited or expired	(45)	36.06
Balance outstanding as of December 31, 2011	3,551	$24.79	3.43	$53,530
Exercisable as of December 31, 2011	2,817	$22.03	2.94	$50,031

Restricted stock and RSU activity as of and for the six months ended December 31, 2011 is summarized below:

	Restricted Stock	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
	(in 000s)	(per share)	(in 000s)	(per share)
Balance outstanding as of June 30, 2011	337	$38.42	600	$18.92
Granted	184	38.99	—	—
Vested	(46)	40.08	(30)	42.01
Forfeited or expired	(4)	37.98	—	—
Balance outstanding as of December 31, 2011	471	$38.49	570	$17.69
Vested as of December 31, 2011			534	$16.04

Share-Based Compensation

The following table presents share-based compensation expense and related effect of the income tax benefit included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(in 000s)
Selling, general and administrative	$2,731	$2,475	$5,153	$4,882
Research and development costs	1,095	841	2,022	1,677
Cost of gaming equipment and systems and gaming operations	64	46	107	87
Share-based compensation expense before tax	3,890	3,362	7,282	6,646
Income tax benefit	1,362	1,177	2,549	2,326
Net share-based compensation expense	$2,528	$2,185	$4,733	$4,320

As of December 31, 2011, there was $9.1 million of total unrecognized compensation expense related to the unvested portion of stock options which will be recognized over the subsequent 1.80 years. In addition, as of December 31, 2011, there was $15.8 million of total unrecognized compensation expense related to the unvested portion of restricted stock and RSUs which will be recognized over the subsequent 1.89 years.

6.             STOCKHOLDERS’ EQUITY

Share Repurchase Plan

The Company’s Board of Directors have approved a variety of share repurchase plans under which, subject to price and market conditions, purchases of shares can be made from time to time in the open market or in privately negotiated transactions using available cash.

During the six months ended December 31, 2011 and 2010, the Company repurchased 1,376,609 shares and 1,146,185 shares of common stock for $40.9 million and $40.6 million, respectively, under the share repurchase plan. As of December 31, 2011, $110.7 million remained available under the plan for repurchase in future periods.

7.             INCOME TAXES

The provision for income taxes for interim periods is based on the current estimate of the annual effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and is adjusted as necessary for quarterly events. The effective income tax rate was approximately 37.7% and 19.5% for the three months ended December 31, 2011 and 2010, respectively, and 37.3% and 27.5% for the six months ended December 31, 2011 and 2010, respectively. The increase in the effective income tax rate is primarily attributable to discrete items in the three and six months ended December 31, 2010 related to the IRS settlement discussed below, the reinstatement of the federal research and development tax credit and deferred tax expense on the repatriation of earnings from our India subsidiary.

The Internal Revenue Service (“IRS”) commenced examination of the Company’s United States federal income tax returns for 2003 through 2005 in the fourth quarter of 2006. In January 2009, the IRS completed its field examination of the open tax years and issued a Revenue Agent’s Report, and the Company paid $3.4 million in tax and $1.2 million in interest to the IRS to settle certain agreed adjustments. The Company filed a formal protest regarding certain unagreed adjustments and in June 2010, the Company agreed to settle all remaining issues with the IRS. Formal closure of the case occurred in October 2010 and the Company received a refund from the IRS of $2.3 million, including $0.6 million in interest.

The IRS commenced examination of the Company’s United States federal income tax returns for 2006 through 2009 during fiscal 2011. The IRS completed its field examination of the open tax years and issued a Revenue Agent’s Report in January 2012.The Company expects to file a formal protest regarding certain unagreed adjustments. The Company does not expect the final results of the examination to have a material impact on the financial statements.

As of December 31, 2011, the Company has $9.7 million related to uncertain tax positions, excluding related accrued interest and penalties, $9.6 million of which, if recognized, would impact the effective tax rate. As of December 31, 2011, the Company has $1.5 million accrued for the payment of interest and penalties.

It is reasonably possible that the Company’s amount of unrecognized tax benefits may decrease within the next twelve months by a range up to $0.1 million.

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

In October 2010, WMS Gaming Inc. (“WMS”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Northern Illinois. The complaint asserted that several of the Company’s products using iReel displays infringe two WMS patents and sought injunctive relief and damages in unspecified amounts. WMS later amended its complaint to assert three additional patents related to the use of a video screen in conjunction with a gaming machine using mechanical reels also infringe certain WMS patents. As part of its response, the Company asserted counterclaims seeking damages and other unspecified relief against WMS for violation of certain Company patents, including claims that the WMS patents are invalid, unenforceable, and not infringed. In November 2011, the Company and WMS entered into a settlement and license agreement to end the litigation. As part of the agreement, the Company obtained a license to the WMS and Aruze Transmissive Reels® gaming technology portfolio under confidential terms.

In April 2006, International Game Technology (“IGT”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware. The complaint asserted that the Company’s Bally Power Bonusing products infringe patents held by IGT, and sought injunctive relief and damages in unspecified amounts. In April 2009, the district court issued an order finding that two of the Company’s products, ACSC Power Winners and ACSC Power Reward, infringe some patent claims asserted by IGT, but not others. Both parties appealed. In October 2011, the Federal Circuit Court of Appeals affirmed the district court’s decision, and the case will now be remanded back to the district court for discovery and trial on the issue of damages. In the meantime, the Company undertook technical changes to ensure non-infringement for the two products partially in question.

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

The following is a summary of revenues and gross margin:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(in 000s)
Revenues:
Gaming Equipment and Systems
Gaming Equipment	$70,136	$59,135	$134,583	$110,173
Gaming Operations	86,240	77,087	171,194	156,307
Systems	54,081	46,504	99,647	87,054
Total revenues	$210,457	$182,726	$405,424	$353,534

Gross Margin(1):
Gaming Equipment and Systems
Gaming Equipment	$30,014	$29,014	$58,415	$53,940
Gaming Operations	62,382	54,395	123,104	111,393
Systems	40,130	33,595	74,641	63,300
Total gross margin	$132,526	$117,004	$256,160	$228,633

(1)	Gross Margin from Gaming Equipment and Systems excludes amortization related to certain intangibles including core technology and license rights, which are included in depreciation and amortization.

The Company has operations based primarily in the United States as well as significant sales and distribution offices based in Europe, and other foreign locations, including South America and India. The table below presents information as to the Company’s revenues and operating income by geographic region which is determined by country of destination:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(in 000s)
Revenues:
United States and Canada	$170,766	$148,778	$329,492	$294,490
International	39,691	33,948	75,932	59,044
Total revenues	$210,457	$182,726	$405,424	$353,534

Operating income:
United States and Canada	$38,693	$30,462	$74,433	$62,087
International	4,346	5,253	5,997	7,632
Total operating income	$43,039	$35,715	$80,430	$69,719

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin this section with a summary of our key operating business divisions and our results as of and for the three and six month periods ended December 31, 2011. The overview is followed by a detailed analysis of our results of operations and our financial condition and liquidity as of and for the three and six months ended December 31, 2011 and 2010. References to “we,” “our,” “us,” or the “Company” refer to Bally Technologies, Inc. and its subsidiaries.

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

Although we believe the expectations reflected in any forward looking statements are reasonable, readers are cautioned that forward looking statements involve known and unknown risks and uncertainties, are not guarantees of future performance and that actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied by such forward looking statements. These differences can arise as a result of the risks described in “Item 1A, Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (the “2011 10-K”), as well as other factors such as the impact of competition, the impact of any prolonged downturn in the economy or the financial markets, our ability to service debt, product development, foreign operations, dependence on key personnel, the ability to integrate future acquisitions, regulation by gaming authorities, the outcome of pending litigation matters, gaming taxes, market risks and the potential adverse effects to our financial condition, results of operations or prospects.

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

Business Overview

We are a diversified, worldwide gaming company that innovates, designs, manufactures, operates and distributes advanced technology-based gaming devices, systems and server-based solutions, as well as interactive and mobile solutions. As a global gaming-systems provider, we offer technology solutions which provide gaming operators with a wide range of marketing, data management and analysis, accounting, player tracking, security and other software applications and tools to more effectively manage their operations. Our primary hardware technologies include spinning-reel and video gaming devices, specialty gaming devices and wide-area progressive systems for traditional land-based, riverboat and Native American casinos, video lottery and central determination markets and specialized system-based hardware products.

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

Gaming equipment revenues were $70.2 million and $59.2 million for the three months ended December 31, 2011 and 2010, respectively, and $134.6 million and $110.2 million for the six months ended December 31, 2011 and 2010, respectively. Gaming equipment revenues improved due primarily to an increase in the number of new gaming devices sold, higher average selling price (“ASP”), and an increase in conversion kit revenue during the current period, when compared to the same period last year. During the three months ended December 31, 2011 and 2010, we sold 2,734 and 2,305 new gaming devices in the United States and Canada, respectively, of which 2,203 and 1,800 were replacement units, respectively. During the six months ended December 31, 2011 and 2010, we sold 5,063 and 4,305 new gaming devices in the United States and Canada, respectively, of which 4,382 and 3,563 were replacement units, respectively.

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

Systems revenues were $54.0 million and $46.4 million for the three months ended December 31, 2011 and 2010, respectively, and $99.6 million and $87.0 million for the six months ended December 31, 2011 and 2010, respectively. During the three months ended December 31, 2011, when compared to the same period last year, the increase was primarily attributable to increases in maintenance revenue of $2.2 million, and software and services revenue of $6.2 million during the same period. During the six months ended December 31, 2011, when compared to the same period last year, increases in maintenance revenue of $3.9 million, and software and services revenue of $12.3 million, were offset by a decrease in hardware revenue of $3.6 million during the same period. Even though systems sales have been impacted by the economic environment, our core enterprise systems, such as SDS, which runs on both Unix and Windows using the same code base, our iVIEW Display Manager (“DM”) and our Elite Bonusing Suite continued to generate positive interest. In late fiscal 2011, we announced an enterprise-wide agreement with one of the world’s largest casino entertainment companies to implement iView DM player-user-interfaces across their casino operations. We have continued to invest in the basics of enterprise software development, delivery, customer support and services discipline, on improving core products, providing quality upgrade options for our customers, and increasing customer satisfaction levels through better service and support.

Gaming operations revenues were $86.2 million and $77.1 million for the three months ended December 31, 2011 and 2010, respectively, and $171.2 million and $156.3 million for the six months ended December 31, 2011 and 2010, respectively. Revenues were stronger period over period due primarily to the continued performance of existing and new premium game titles which increased rental and participation revenue, improvements in linked progressive revenues and lottery systems revenues. We experienced significant growth in the installed base of our rental and daily-fee games and linked progressive systems which increased by approximately 1,272 and 326 units, respectively, over December 31, 2010. Fiscal year 2012 results benefitted from our growing product offerings and innovations, such as U-Spin, and the continued success of our Cash Spin, Hot Spin, Vegas Hits and Cash Wizard games. Our linked progressive system revenue increased due primarily to an increase in placements of our Betty Boop Love Meter™, Golden Pharaoh™ and Money Vault™ wide-area progressive games. We continue to focus our development efforts on the introduction of new and innovative games and cabinets both for our spinning-reel and video platforms.

International revenues were $39.7 million and $33.9 million for the three months ended December 31, 2011 and 2010, respectively, and $75.9 million and $59.0 million for the six months ended December 31, 2011 and 2010, respectively. International revenues increased in the three months and six months ended December 31, 2011, when compared to the same periods last year, due primarily to increases in sales in Mexico, South America and Australia.

There are several new and potential gaming market developments that we believe will benefit us in the long term. In North America, we are focused on approved new jurisdictional opportunities and expansions in Canada, Illinois, Ohio, Kansas, Maryland, New Jersey, Louisiana, Mississippi, Florida, Massachusetts, Pennsylvania, Maine and California, and the potential for new market opportunities in New Hampshire, Kentucky and Texas. The breadth and timing of such opportunities remain uncertain due to the legislative process in these jurisdictions, as well as the difficult credit environment facing certain of our customers and the risk of the gaming industry impact of continued economic uncertainty. We are also engaged in expanding our position in South Africa, Australia, New Zealand, and Mexico, and, in the future, we also expect to generate revenue from the Italian VLT market and from potential new markets in Eastern Europe, Greece, Taiwan, South Korea, Japan, Vietnam, the Philippines and Brazil. Further, as we continue to grow and gain market share in Asia, opportunities are anticipated to arise in that region which would enable us to further expand internationally.

Net cash provided by operating activities from continuing operations was $61.9 million and $29.0 million for the six months ended December 31, 2011 and 2010, respectively. Cash flows provided by operating activities from continuing operations in the current period were positively affected by decreases in prepaid and refundable income tax due primarily to a refund of $12.0 million in prior taxes paid and increases in deferred revenue during the same period.

In the six months ended December 31, 2011, we made payments on our term loan and revolving line of credit totaling $27.5 million, and purchased 1.4 million shares of our common stock for $41.8 million. In the six months ended December 31, 2010, we made payments on our credit facility of $20.0 million, loaned $9.9 million under a financing arrangement with a new customer in Italy, borrowed $19.9 million under our revolving line of credit, and purchased 1.2 million shares of our common stock for $42.3 million.

Management monitors and reviews its SG&A expenses in comparison to current revenues and future opportunities. SG&A expenses increased to $61.3 million and $118.5 million during the three and six months ended December 31, 2011 from $55.2 million and $106.8 million, respectively, in the same periods last year. SG&A expenses decreased as a percentage of revenue to 29% during both the three and six months ended December 31, 2011, when compared to 30% during both the three and six months ended December 31, 2010. The increase in SG&A expenses during the three and six months ended December 31, 2011 was due primarily to increases in payroll and related expenses, regulatory, and other infrastructure expense to support key new markets, and an increase in bad debt expense, when compared to the same periods last year. Payroll and related expenses increased due primarily to an increase in headcount in the comparative periods primarily as a result of our expansion into new international markets where we have not yet commenced revenue generating activities. Bad debt expense increased due primarily to an increase in the allowance for doubtful accounts recorded in the current fiscal year in response to our expansion of credit offered to our customers, exposure in certain international markets and specific customer credit situations. Bad debt as a percentage of revenue continues to remain at approximately 1%.

Results of Operations

The summary financial results and operating statistics are as follows:

	Three Months Ended December 31,				Six Months Ended December 31,
	2011	%	2010	%	2011	%	2010	%
	(dollars in millions)
Revenues:
Gaming Equipment	$70.2	33%	$59.2	33%	$134.6	33%	$110.2	31%
Gaming Operations	86.2	41%	77.1	42%	171.2	42%	156.3	44%
Systems	54.0	26%	46.4	25%	99.6	25%	87.0	25%
Total revenues	$210.4	100%	$182.7	100%	$405.4	100%	$353.5	100%

Gross Margin:
Gaming Equipment(1)	$30.0	43%	$29.0	49%	$58.4	43%	$53.9	49%
Gaming Operations	62.4	72%	54.4	71%	123.1	72%	111.4	71%
Systems(1)	40.1	74%	33.6	72%	74.6	75%	63.3	73%
Total gross margin	$132.5	63%	$117.0	64%	$256.1	63%	$228.6	65%

Selling, general and administrative	$61.3	29%	$55.2	30%	$118.5	29%	$106.8	30%
Research and development costs	22.4	11%	21.3	12%	45.8	11%	42.7	12%
Depreciation and amortization	5.8	3%	4.8	3%	11.4	3%	9.4	3%
Operating income	$43.0	20%	$35.7	20%	$80.4	20%	$69.7	20%
Income from continuing operations	$24.3	12%	$27.2	15%	$44.7	11%	$48.9	14%

(1)	Gross Margin from Gaming Equipment and Systems excludes amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Operating Statistics
New gaming devices	3,636	3,468	7,035	6,291
New unit ASP	$17,201	$15,244	$16,922	$15,442

End of period installed base:
Gaming monitoring units installed base			406,000	392,000

Linked progressive systems			1,263	937
Rental and daily-fee games			14,624	13,352
Video lottery systems			10,832	8,125
Centrally determined systems			47,461	50,609

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

Total revenues increased $27.7 million, or 15%, in the three months ended December 31, 2011, when compared to the same period last year, as a result of the following:

Gaming Equipment Revenue. Gaming Equipment revenue increased $11.0 million, or 19%, to $70.2 million primarily as a result of a 5% increase in new gaming device sales to 3,636 units in the three months ended December 31, 2011, when compared to 3,468 units in the same period last year. ASP of new gaming devices increased by 13% to $17,201 in the three months ended December 31, 2011 when compared to $15,244 in the same period last year. The increase in ASP was primarily a result of the mix of products sold, including sales of the new Pro Series cabinets with Alpha 2 technology in the current fiscal quarter which made up approximately 87% of shipments, when compared to 37% in the same period last year. In addition, there was a 49% increase in used gaming device sales and a 22% increase in conversion kits sales during the same period.

Gaming Equipment Gross Margin. Gaming Equipment gross margin decreased to 43% in the three months ended December 31, 2011 from 49% in the same period last year, due primarily to the increased cost for the initial production runs of several models of the Pro Series line of cabinets, including the Pro Curve, and an increase in royalty-based fees associated with third-party themes due to an increase in the number of related unit and game conversion kit sales. We expect the cost of our Pro Series cabinets to decline in the future thereby improving Gaming Equipment gross margins.

Gaming Operations Revenue. Gaming Operations revenue increased $9.1 million, or 12%, to $86.2 million in the three months ended December 31, 2011, when compared to the same period last year, primarily as a result of an increase in participation and rental revenue and the placements of higher yield premium products, including Cash Spin, Hot Spin, Vegas Hits and Cash Wizard, and the performance of our linked progressive and lottery systems installed base. The improvement in participation and rental revenue and wide-area progressive revenue was primarily due to increases in our end of period installed base of games, that included a 10% increase in the installed games base of rental and daily fee games, and a 35% increase in the installed base of linked progressive systems due primarily to the release and continued placement of our Betty Boop Love Meter, Golden Pharaoh and Money Vault wide-area progressive games. The improvements in our lottery systems revenue was primarily due to increases in our end of period installed base of games with the opening of Resorts World Casino New York City at Aqueduct Racetrack.

Gaming Operations Gross Margin. Gross margin increased slightly to 72% in the three months ended December 31, 2011, when compared to 71%, in the same period last year. The improvement in gross margin in the current quarter was primarily attributable to a decrease in jackpot liability expense, when compared to the same quarter last year.

Systems Revenue. Systems revenue increased $7.6 million, or 16%, to $54.0 million in the three months ended December 31, 2011 when compared to the same period last year. Maintenance revenue increased $2.2 million in the three months ended December 31, 2011, when compared to the same period last year, as a result of the increased install base of customers on our systems. During the three months ended December 31, 2011, increases in maintenance revenue of 14% and software and services revenue of 53% were partially offset by a decrease in hardware revenue of 4%, when compared to the same period last year.

Systems Gross Margin. Systems gross margin increased to 74% in the three months ended December 31, 2011 from 72%, in the same period last year, primarily as a result of a change in the mix of products sold in the comparative periods including an increase in maintenance and software and services revenue which involves minimal variable costs. Specifically, Systems revenues for the three months ended December 31, 2011 were comprised of 33% hardware, 34% maintenance and 33% software and services revenue, as compared to 40% hardware, 34% maintenance and 26% software and services revenue in the same period last year.

Selling, General and Administrative Expenses. SG&A expenses increased $6.1 million, or 11%, in the three months ended December 31, 2011, when compared to the same period last year, due primarily to increases in payroll and related expenses, regulatory expense and bad debt expense. Payroll and related expenses increased due primarily to an increase in headcount in the comparative periods primarily as a result of our expansion into new international markets where we have not yet commenced significant revenue generating activities. In addition, certain incentive expenses, including commissions, increased during the current period with the 15% increase in revenue, when compared to the same period last year. Regulatory expense increased due primarily to an increase in submissions for new cabinets, game titles and operating systems, coupled with an expansion into new international markets. Bad debt expense increased due primarily to an increase in the allowance for doubtful accounts recorded in the current quarter in response to our expansion of credit offered to our customers, increased exposure in certain international markets and specific customer credit situations. Bad debt as a percentage of revenue continues to remain at approximately 1%.

Research and Development Costs. R&D costs increased $1.1 million, or 5%, in the three months ended December 31, 2011, when compared to the same period last year, due primarily to increased product development efforts requiring an increase in employees. The increased costs reflect our continued focus on our technology assets including content development on the ALPHA 2 platform and the new Pro Series cabinets as well as development of iVIEW DM and applications on the Elite Bonusing Suite.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $1.0 million, or 21%, in the three months ended December 31, 2011, when compared to same period last year, primarily as a result of additions in intangible assets and property and equipment year over year.

Six Months Ended December 31, 2011 Compared to Six Months Ended December 31, 2010

Total revenues increased $51.9 million, or 15%, in the six months ended December 31, 2011, when compared to the same period last year, as a result of the following:

Gaming Equipment Revenue. Gaming Equipment revenue increased $24.4 million, or 22%, to $134.6 million primarily as a result of a 12% increase in new gaming device sales to 7,035 units in the six months ended December 31, 2011, when compared to 6,291 units in the same period last year. ASP of new gaming devices increased by 10% to $16,922 in the six months ended December 31, 2011 when compared to $15,442 in the same period last year. The increase in ASP was primarily a result of the mix of products sold, including the sales of new Pro Series cabinets with Alpha 2 technology in the current fiscal year which made up approximately 81% of shipments, when compared to 29% in the same period last year. In addition, there was a 12% increase in used gaming device sales and a 25% increase in conversion kits sales during the same period.

Gaming Equipment Gross Margin. Gaming Equipment gross margin decreased to 43% in the six months ended December 31, 2011 from 49% in the same period last year, due primarily to the increased cost for the initial production runs of several models of the Pro Series line of cabinets, and an increase in royalty-based fees associated with third-party themes due to an increase in the number of related unit and game conversion kit sales. We expect the cost of our Pro Series cabinets to decline in the future thereby improving Gaming Equipment gross margins.

Gaming Operations Revenue. Gaming Operations revenue increased $14.9 million, or 10%, to approximately $171.2 million in the six months ended December 31, 2011, when compared to the same period last year, primarily as a result of an increase in participation and rental revenue and the placements of higher yield premium products, including Cash Spin, Hot Spin, Vegas Hits and Cash Wizard, and the performance of our linked progressive and lottery systems installed bases. The improvement in participation and rental revenue and wide-area progressive revenue was primarily due to increases in our end of period installed base of games, that included a 10% increase in the installed games base of rental and daily fee games, and a 35% increase in the installed base of linked progressive systems due primarily to the release of our Betty Boop Love Meter, Golden Pharaoh and Money Vault wide-area progressive games.

Gaming Operations Gross Margin. Gross margin increased slightly to 72% in the six months ended December 31, 2011, when compared to 71% in the same period last year. The improvement in gross margin in the current period was primarily attributable to a decrease in jackpot liability expense, when compared to the same period last year.

Systems Revenue. Systems revenue increased $12.6 million, or 14%, to approximately $99.6 million in the six months ended December 31, 2011 when compared to the same period last year. Maintenance revenue increased $3.9 million in the six months ended December 31, 2011, when compared to the same period last year, as a result of the increased install base of customers on our systems. During the six months ended December 31, 2011, increase in maintenance revenue of 12% and software and services revenue of 58% were partially offset by a decrease in hardware revenue of 10%, when compared to the same period last year.

Systems Gross Margin. Systems gross margin increased to 75% in the six months ended December 31, 2011 from 73%, in the same period last year, primarily as a result of a change in the mix of products sold in the comparative periods including an increase in maintenance and software and services revenue which involves minimal variable costs. Specifically, Systems revenue for the six months ended December 31, 2011 were comprised of 31% hardware, 36% maintenance and 33% software and services revenue, as compared to 39% hardware, 37% maintenance and 24% software and services revenue in the same period last year.

Selling, General and Administrative Expenses. SG&A expenses increased $11.7 million, or 11%, in the six months ended December 31, 2011, when compared to the same period last year, due primarily to increases in payroll and related expenses, regulatory expense, legal fees, and bad debt expense. Payroll and related expenses increased due primarily to an increase in headcount in the comparative periods primarily as a result of our expansion into new international markets where we have not yet commenced significant revenue generating activities. In addition, certain incentive expenses, including commissions, have increased during the current period with the 15% increase in revenue, when compared to the same period last year. Regulatory expense increased due primarily to an increase in submissions for new cabinets, game titles and operating systems, coupled with an expansion into new international markets. Legal fees increased due primarily to costs associated with litigation and fees related to our entrance into new international markets. Bad debt expense increased due primarily to an increase in the allowance for doubtful accounts recorded in the current quarter in response to our expansion of credit offered to our customers and increased exposure in international markets. Bad debt as a percentage of revenue continues to remain at approximately 1%.

Research and Development Costs. R&D costs increased $3.1 million, or 7%, in the six months ended December 31, 2011, when compared to the same period last year, due primarily to increased product development efforts requiring an increase in employees. The increased costs reflect our continued focus on our technology assets including content development on the ALPHA 2 platform and the new Pro Series cabinets as well as development of iVIEW DM and applications on the Elite Bonusing Suite.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $2.0 million, or 21%, in the six months ended December 31, 2011, when compared to same period last year, primarily as a result of additions in intangible assets and property and equipment year over year.

Other Income (Expense), Income Tax Expense and Net Income Attributable to Noncontrolling Interests

Other income (expense) and income tax expense from continuing operations and net income attributable to noncontrolling interests was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(dollars in millions)
Other income (expense)
Interest income	$1.2	$1.2	$2.5	$2.3
Interest expense	(4.5)	(3.0)	(9.1)	(6.0)
Other, net	(0.7)	(0.3)	(2.6)	1.5
Total other expense	$(4.0)	$(2.1)	$(9.2)	$(2.2)

Income tax expense	$(14.6)	$(6.3)	$(26.5)	$(18.6)
Net loss (income) attributable to noncontrolling interests	$—	$—	$—	$0.5

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

Other Income (Expense). Other expense increased $1.9 million in the three months ended December 31, 2011, when compared to the same period last year, due primarily to increases in interest expense and foreign currency translation losses during the same period. In the three months ended December 31, 2011, losses on foreign currency translation were $0.8 million, when compared to $0.4 million in the same period last year. Interest expense increased $1.5 million in the three months ended December 31, 2011, when compared to the same period last year, due primarily to the increase in long term debt upon entering into the amended and restated credit agreement in April 2011.

Income Tax Expense. Income tax expense increased $8.3 million during the three months ended December 31, 2011, when compared to the same period last year, due primarily to the increase in net income. In addition, during the three months ended December 31, 2010, income tax expense was lower due to certain discrete items related to an IRS settlement, other changes in our uncertain tax positions, the reinstatement of the research and development tax credit and deferred tax expense on the repatriation of earnings from our India subsidiary. See Note 7 to the unaudited condensed consolidated financial statements, Income Taxes. The effective income tax rate for continuing operations for the three months ended December 31, 2011 and 2010 was 37.7% and 19.5%, respectively.

Six Months Ended December 31, 2011 Compared to Six Months Ended December 31, 2010

Other Income (Expense). Other expense increased $7.0 million in the six months ended December 31, 2011, when compared to the same period last year, due primarily to increases in interest expense and foreign currency translation losses during the same period. In the six months ended December 31, 2011, losses on foreign currency translation were $2.9 million, when compared to gains on foreign currency translation of $1.3 million in the same period last year. Interest expense increased $3.1 million in the six months ended December 31, 2011, when compared to the same period last year, due primarily to the increase in long term debt upon entering into the amended and restated credit agreement in April 2011.

Income Tax Expense. Income tax expense increased $7.9 million during the six months ended December 31, 2011, when compared to the same period last year, due primarily to the increase in net income. In addition, during the six months ended December 31, 2010, income tax expense was lower due to certain discrete items related to an IRS settlement, other changes in our uncertain tax positions, the reinstatement of the research and development tax credit and deferred tax expense on the repatriation of earnings from our India subsidiary. See Note 7 to the unaudited condensed consolidated financial statements, Income Taxes. The effective income tax rate for continuing operations for the six months ended December 31, 2011 and 2010 was 37.3% and 27.5%, respectively.

Net income (loss) attributable to noncontrolling interests. Net income attributable to noncontrolling interests decreased $0.5 million in the six months ended December 31, 2011, when compared to the same period last year.

Financial Condition and Liquidity

Working Capital

	December 31,	June 30,	Increase (decrease)
	2011	2011	Amount	%
	(in 000s)
Cash and cash equivalents	$44,922	$66,425	$(21,503)	(32)%

Total long-term debt, including current maturities	$487,891	$515,403	$27,512	5%

Total current assets	$430,910	$473,677	$(42,767)	(9)%
Total current liabilities	156,514	160,616	(4,102)	(3)%
Net working capital	$274,396	$313,061	$(38,665)	(12)%

Our net working capital decreased $38.7 million in the six months ended December 31, 2011, when compared to June 30, 2011, and was primarily affected by a $21.5 million decrease in cash and cash equivalents, and a decrease of $23.1 million in prepaid and refundable income tax during the same period. The net decrease in cash and cash equivalents was primarily due to payments on our credit facility and purchases of our common stock under our share repurchase plan. The decrease in prepaid and refundable income tax was due primarily to a cash refund of $12.0 million and a carryforward of an overpayment in fiscal year 2011, offsetting fiscal year 2012 taxes payable.

Pursuant to various state gaming regulations, certain cash accounts are maintained to ensure availability of funds to pay wide-area progressive jackpot awards in installments rather than in one lump-sum. At December 31, 2011 and June 30, 2011, these accounts had an aggregate value of approximately $9.8 million and $8.4 million, respectively, which are classified as restricted cash in our unaudited condensed consolidated balance sheets. In addition, we purchase U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive winnings in annual or weekly installment payments. These securities are included in restricted long-term investments in the accompanying unaudited condensed consolidated balance sheets, and totaled $13.0 million and $12.5 million as of December 31, 2011 and June 30, 2011, respectively.

On December 31, 2011 and June 30, 2011, the amount of cash and investments held by foreign subsidiaries was $19.7 million and $18.2 million, respectively. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds.

Current and long-term accounts and notes receivable were consistent at approximately $283 million at both December 31, 2011 and June 30, 2011. As of December 31, 2011, our DSO’s decreased to 108 days from 116 days at June 30, 2011.

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

The interest rate on the credit facility is subject to a leverage-based pricing grid based on LIBOR plus a margin between 1.25% and 2.00%. As of December 31, 2011, the interest rate on the revolving credit facility was 2.05% and the interest rate on the term loan was approximately 3.83%, after giving effect to the floating-to-fixed interest rate swaps discussed below.

Effective December 2008, we entered into a floating-to-fixed interest rate swap agreement with an original notional value of $218.8 million and a maturity date of September 26, 2012 to fix floating LIBOR based debt to fixed rate debt at an interest rate of 1.89%. Effective June 2011, we entered into a second floating-to-fixed rate swap agreement with an original notional value of $165.0 million and a maturity date of May 13, 2016 to fix a portion of the floating LIBOR based debt under the new term loan to fixed rate debt at an interest rate of 2.09%. At December 31, 2011 and June 30, 2011, the combined swap agreements had a notional value of $288.8 million and $296.3 million, respectively.

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

The fair value of long-term debt is estimated by discounting expected cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of December 31, 2011 and June 30, 2011, the fair value of long-term debt approximated the carrying value.

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

A breach of any of the covenants or the inability to comply with the required financial ratios could result in a default under the credit facility. In the event of any such default, the lenders could elect to declare all borrowings outstanding under the credit facility, together with any accrued interest and other fees, to be due and payable. If we were unable to repay the indebtedness upon its acceleration, the lenders could proceed against the underlying collateral. We were in compliance with all of the credit facility covenants as of December 31, 2011 and June 30, 2011.

As of December 31, 2011, there was approximately $199.8 million of undrawn availability under the revolving credit facility. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit.

Management believes that cash flows from current operating activities will provide us with sufficient capital resources and liquidity to operate our business for at least the next 12 months.

At December 31, 2011, we had no material commitments for capital expenditures.

Cash Flow Summary

Our primary sources of liquidity include existing cash and cash equivalents, cash flows from all operating activities and the availability of funds under our revolving credit facility.

We utilize our cash to acquire materials for the manufacture of goods for resale, to pay payroll, operating expenses, interest, and taxes and to fund R&D activities.

Cash flows provided by continuing operating activities were $61.9 million in the six months ended December 31, 2011, as compared to $29.0 million in the same period last year, a $32.9 million increase. Cash flows from operating activities of continuing operations for the six months ended December 31, 2011 were positively affected by decreases in prepaid and refundable income tax due primarily to a refund of $12.0 million in prior taxes paid and an increase in deferred revenue.

Cash utilized for investing activities from continuing operations is primarily for capital expenditures related to furniture, fixtures, office and gaming equipment and improvements in leaseholds, financing arrangements with customers and investments in technology and other long-term assets. During the six months ended December 31, 2011 and 2010, we made capital expenditures of $3.9 million and $5.2 million, respectively. During the six months ended December 31, 2011, we made payments of $6.0 million related to an acquisition. During the six months ended December 31, 2010, we provided $9.9 million in loans to finance gaming opportunities to separate customers.

Cash utilized for financing activities from continuing operations is primarily for the payment of principal on our debt and the purchase of shares of our common stock. We made payments of $27.5 million on our credit facility, and purchased 1.4 million shares of our common stock for $41.8 million during the six months ended December 31, 2011. We made payments of $20.0 million on our credit facility and purchased 1.2 million shares of our common stock for $42.3 million during the six months ended December 31, 2010.

Cash provided by financing activities is primarily from proceeds from the exercise of stock options and purchases of stock under our 2008 Employee Stock Purchase Plan (the “2008 ESPP”), borrowings under our revolving credit facility, and excess tax benefits of stock option exercises. During the six months ended December 31, 2011, employees exercised options for 157,135 shares of common stock for $3.0 million and purchased 40,085 shares of common stock for $1.2 million under our 2008 ESPP. We did not borrow any amounts under our revolving credit facility during the six months ended December 31, 2011. During the six months ended December 31, 2010, employees exercised options for 175,862 shares of common stock for $3.1 million and purchased 32,470 shares of common stock for $1.0 million under our 2008 ESPP. In addition, we borrowed $19.9 million under our revolving credit facility during the six months ended December 31, 2010.

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2011 10-K. There were no material changes to those policies during the six months ended December 31, 2011.

Other Recently Issued Accounting Pronouncements

For a description of other recently issued accounting pronouncements, see Note 1 to the unaudited condensed consolidated financial statements, Description of Business and Summary of Significant Accounting Policies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2011, we had total debt outstanding of approximately $487.9 million which consisted primarily of a $288.8 million term loan and $199.0 million of borrowings under our revolving credit facility. We have minimized our exposure to market interest rate risk because the variable interest rate on the term loan was effectively converted to a fixed rate as a result of the floating-to-fixed interest rate swaps discussed in Note 4 to the unaudited condensed consolidated financial statements, Long-Term Debt. As of December 31, 2011, the interest rate on the revolving credit facility was 2.05% and the interest rate on our term loan was approximately 3.83%, after giving effect to our interest rate swaps.

Foreign Currency Exchange Rate Risk

Certain of our foreign subsidiaries use their local currency as their functional currency and are exposed to risks resulting from fluctuations in foreign currency exchange rates. During the three months ended December 31, 2011 and 2010, we recognized foreign currency exchange rate losses of approximately $0.8 million and $0.4 million, respectively. During the six months ended December 31, 2011 and 2010, we recognized a foreign currency exchange rate loss of approximately $2.9, million and a foreign currency exchange rate gain of approximately $1.3 million, respectively. We estimate that a hypothetical 10% strengthening (or weakening) of the U.S. dollar for fiscal 2012 would have an immaterial impact on our business.

In addition, the net assets of these subsidiaries are exposed to foreign currency translation gains and losses which are included as a component of accumulated other comprehensive income in stockholders’ equity in our unaudited condensed consolidated balance sheets. Such translation resulted in unrealized losses of $3.2 million as of December 31, 2011, and unrealized gains of $0.9 million as of December 31, 2010.

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

Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Changes in Internal Control Over Financial Reporting during the Quarter Ended December 31, 2011

Although we update our internal controls as necessary to accommodate any modifications to our business processes and accounting procedures as part of our normal operations, there were no changes in our internal control over financial reporting that occurred in the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 4, 2010, the Company’s Board of Directors approved a new share repurchase plan under which, subject to price and market conditions, purchases of shares of common stock can be made from time to time in the open market or in private negotiated transactions using available cash, in an aggregate amount of up to $150 million. On April 6, 2011, the Company’s Board of Directors increased the share repurchase plan amount to an amount equal to $550 million minus the amount repurchased in the Company’s Dutch auction tender offer described under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in the 2011 10-K.

Our quarterly share repurchases under this plan, excluding treasury shares acquired in non-cash transactions related to forfeited stock awards and shares exchanged for options exercised, were as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs
				$120,690,333
October 1 - October 31, 2011	189,309	$26.23	189,309	$115,724,317
November 1 - November 30, 2011	138,700	$35.56	138,700	$110,792,224
December 1 — December 31, 2011	1,800	$36.01	1,800	$110,727,406
Total	329,809	$30.21	329,809

ITEM 6.                             EXHIBITS

Exhibits	Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

BALLY TECHNOLOGIES, INC.		Date: February 9, 2012

By	/s/Richard Haddrill
Richard Haddrill
Chief Executive Officer
(Principal Executive Officer)

By	/s/Neil P. Davidson
Neil P. Davidson
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)